Form 10-Q
period 2009-09-30
Bluerock Enhanced Multifamily Trust, Inc.
filed 2009-11-20
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________  to _______________

Commission file number 333-153135

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland		26-3136483
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)
680 5th Avenue, 16th Floor, New York, NY		10019
(Address of Principal Executive Offices)		(Zip Code)
(212) 843-1601

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ The registrant’s registration statement on Form S-11, as amended (SEC File No. 333-153135), was declared effective October 15, 2009. This is the first report required to be filed by Section 13 or 15(d) of the Securities Exchange Act since that date.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one): Yes ☐ No ☒

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  No ☒

As of November 20, 2009, the Registrant has issued 22,200 shares of common stock, all of which were held by an affiliate of the Registrant.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC. CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2009 (Unaudited) AND DECEMBER 31, 2008

ASSETS
	September 30, 2009	December 31, 2008
	(unaudited)
Cash	$ 201,001	$ 201,001
Total assets	$ 201,001	$ 201,001
LIABILITIES AND STOCKHOLDER’S EQUITY
Preferred stock, $0.01 par value, 50,000,000 shares authorized; none issued and outstanding	$ -	$ -
Common stock, $0.01 par value, 249,999,000 shares authorized; 22,200 shares issued and
outstanding	222	222
Nonvoting convertible stock, $0.01 par value per share; 1,000 shares authorized, none
issued and outstanding	-	-
Additional paid in capital	200,779	200,779
Total stockholder’s equity	201,001	201,001
Total liabilities and stockholder’s equity	$ 201,001	$ 201,001
The accompanying notes are an integral part of this consolidated financial statement.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2009 (unaudited) and DECEMBER 31, 2008

1. ORGANIZATION AND NATURE OF BUSINESS

Bluerock Enhanced Multifamily Trust, Inc. (the “Company”) was incorporated on July 25, 2008 under the laws of the state of Maryland. If we meet the qualification requirements, we intend to elect to be treated as a real estate investment trust or REIT for Federal income tax purposes. We were incorporated to raise capital and acquire a diverse portfolio of residential real estate assets. Our day-to-day operations are to be managed by Bluerock Enhanced Multifamily Advisor, LLC, or our advisor, under an advisory agreement. Our advisor is affiliated with us in that we and our advisor have common ownership and management. The use of the words “we,” “us” or “our” refers to Bluerock Enhanced Multifamily Trust, Inc. and its subsidiary Bluerock Enhanced Multifamily Holdings, L.P., or our operating partnership, except where the context otherwise requires.

On August 22, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of 100,000,000 shares and a minimum of 250,000 shares of our common stock in our primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers. We also are offering up to 30,000,000 shares pursuant to our distribution reinvestment plan at $9.50 per share.

The Company’s fiscal year end is December 31. As of September 30, 2009, neither the Company nor the operating partnership had purchased or contracted to purchase any properties or other investments or begun operations. Also as of September 30, 2009, the advisor had not identified any properties or other investments in which there is a reasonable probability that the Company or the operating partnership will invest.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

We intend to operate in an umbrella partnership REIT structure in which our wholly owned subsidiary, Bluerock Enhanced Multifamily Holdings, L.P., a Delaware limited partnership, or wholly owned subsidiaries of our operating partnership, will own substantially all of the properties acquired on our behalf.

In June 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This Statement made the FASB Accounting Standards Codification (the “ASC”) the single source of U.S. Generally Accepted Accounting Principles (“GAAP”) used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws. The ASC supersedes all existing non-SEC accounting and reporting standards and was effective for the interim and annual periods ending after September 15, 2009. We have prepared our consolidated financial statements in conformity with the ASC using the plain English approach encouraged by the FASB in the FASB Accounting Standards Codification Notice to Constituents (v.3.0) release.

Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our company’s consolidated financial statements. All significant intercompany accounts and transactions will be eliminated in consolidation. The Company will consider future majority owned and controlled joint ventures for consolidation in accordance with the provisions required by the Consolidation Topic of the FASB ASC.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2009 (unaudited) and DECEMBER 31, 2008

Interim Financial Information

The financial information as of September 30, 2009 is unaudited, but includes all adjustments, consisting of normal recurring adjustments that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position for such period. These condensed consolidated financial statements do not include all disclosures required by GAAP for annual consolidated financial statements. The Company’s audited consolidated statements for the year ended December 31, 2008 are contained in the Company’s Registration Statement on Form S-11 (File No. 333-153135).

Revenue Recognition

The Company will recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease, and amounts expected to be received in later years will be recorded as deferred rents. The Company will record property operating expense reimbursements due from tenants for common area maintenance, real estate taxes, and other recoverable costs in the period the related expenses are incurred.

The Company will recognize gains on sales of real estate pursuant to the provisions required by the Real Estate Sales Topic of the FASB ASC. The specific timing of a sale is measured against various criteria related to the terms of the transaction and any continuing involvement associated with the property. If the criteria for profit recognition under the full-accrual method are not met, the Company will defer gain recognition and account for the continued operations of the property by applying the percentage-of-completion, reduced profit, deposit, installment or cost recovery methods, as appropriate, until the appropriate criteria are met.

Interest income from any loans receivable the Company may purchase will be recognized based on the contractual terms of the debt instrument. Fees related to the buy-down of the interest rate will be deferred as prepaid interest income and amortized over the term of the loan as an adjustment to interest income using the effective interest method. Closing costs related to the purchase of the loan receivable will be amortized over the term of the loan and accreted as an adjustment against interest income using the effective interest method. Interest and other income will be recognized as they are earned

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates include such items as purchase price allocation of real estate acquisitions, impairment of long-lived assets, depreciation and amortization and allowance for doubtful accounts. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash as of September 30, 2009.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF SEPTEMBER 30, 2009 (unaudited) and DECEMBER 31, 2008

Real Estate Assets

Depreciation

Real estate costs related to the acquisition, development, construction, and improvement of properties will be capitalized. Repair and maintenance costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

Buildings	25-40 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease

Real Estate Purchase Price Allocation

In accordance with the provisions of the Business Combinations Topic of the FASB ASC, the Company will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company will amortize any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases.

The Company will measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions and costs to execute similar leases. The Company will also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management will also include real estate taxes, insurance and other operating expenses and estimates of lost renta ls at market rates during the expected lease-up periods. Management will also estimate costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

In accordance with the provisions of the Intangibles – Goodwill and Other Topic of the FASB ASC the total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

The Company will amortize the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF SEPTEMBER 30, 2009 (unaudited) and DECEMBER 31, 2008

Real Estate Assets (continued)

Impairment of Real Estate Assets

The Company will continually monitor events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company will assess the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset as required by the provisions of the Impairment or Disposal of Long Lived Assets Topic of the FASB ASC.

Real Estate Loans Receivable

The real estate loans receivable will be recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan receivable to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall

Rents and Other Receivables

The Company will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. The Company will maintain an allowance for deferred rent receivable that arises from the straight-lining of rents. The Company will exercise judgment in establishing these allowances and consider payment history and current credit status of its tenants in developing these estimates.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of the Equity Topic of the FASB ASC. This topic established a fair value based method of accounting for stock-based compensation and requires the fair value of stock-based compensation awards to amortize as an expense over the vesting period and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes. Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.

Distribution Policy

The Company intends to elect to be taxed as a REIT and to operate as a REIT beginning with its taxable year ending December 31, 2009. To maintain its qualification as a REIT, the Company intends to make distributions each taxable year equal to at least 90% of its REIT annual taxable income (excluding net capital gains and income from operations or sales through a taxable REIT subsidiary, or TRS). The Company expects to authorize and declare daily distributions that will be paid on a monthly basis.

Distributions to stockholders will be determined by the board of directors of the Company and will be dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain the Company’s status as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) and other considerations as our board of directors may deem relevant.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF SEPTEMBER 30, 2009 (unaudited) and DECEMBER 31, 2008

Organization and Offering Costs

Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company are initially being paid by the advisor, the dealer manager or their affiliates on behalf of the Company. These other organization and offering costs include all expenses to be paid by the Company in connection with the Company’s ongoing public offering, including but not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the escrow holder and transfer agent; (iii) charges of the advisor for administrative services related to the issuance of shares in the offering; (iv) reimbursement of the dealer manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (v) reimbursement to the advisor for costs in connection with preparing supplemental sales materials; (vi) the cost of bona fide training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered represent atives of broker-dealers); (vii) reimbursement to the dealer manager for attendance and sponsorship fees and cost reimbursements for employees of the dealer manager to attend retail seminars conducted by broker-dealers; and (viii) in special cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the shares in the offering and the ownership of the shares by such broker-dealers’ customers. Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company will be obligated to reimburse the advisor, the dealer manager or their affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the advisor would be obligated to reimburse the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by the Company in the offering exceed 15% of gross offering proceeds

In the event the minimum number of shares of the Company’s common stock is not sold to the public, the Company will terminate the offering and will have no obligation to reimburse the advisor, the dealer manager or their affiliates for any organization and offering costs. As of September 30, 2009, the advisor has incurred on behalf of the Company organization and offering costs of approximately $2,225,000. These costs are not recorded in the consolidated financial statements of the Company as of September 30, 2009 because such costs are not a liability of the Company until the minimum number of shares of the Company’s common stock is issued, and such costs will only become a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering. When recorded by the Company, organization costs will be expensed as incurred, and offering costs, which include sellin g commissions and dealer manager fees, will be deferred and charged to stockholders’ equity as such amounts are reimbursed to the advisor, the dealer manager or their affiliates from the gross proceeds of the offering.

Independent Director Compensation

The Company will pay each of its independent directors an annual retainer of $25,000. In addition, the independent directors will be paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,000 for each committee meeting attended, (iii) $1,000 for each teleconference board meeting attended, and (iv) $1,000 for each teleconference committee meeting attended. All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. In addition 5,000 shares of restricted stock will be granted upon election to the board and 2,500 shares of restricted stock will be granted upon re-election to the board. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the advisor discussed in Note 4, “Related -Party Transactions.”

Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and intends to operate as such commencing with the taxable year in which the Company satisfies the minimum offering requirements. The Company expects to have little or no taxable income prior to electing REIT status. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and p roperty, and federal income and excise taxes on our undistributed income. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF SEPTEMBER 30, 2009 (unaudited) and DECEMBER 31, 2008

Per Share Data

Loss per basic share of common stock is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during such period. Diluted loss per share of common stock equals basic loss per share of common stock as there were no potentially dilutive shares of common stock for the nine months ended September 30, 2009.

3. RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued new provisions required under the Financial Instruments Topic of the FASB ASC, which require (i) disclosure of the fair value of all financial instruments for which it is practicable to estimate that value in interim period financial statements as well as in annual financial statements, (ii) that the fair value information be presented together with the related carrying amount of the asset or liability, and (iii) disclosure of the methods and significant assumptions used to estimate the fair value and changes, if any, to the methods and significant assumptions used during the period. The provisions are effective for interim periods ending after June 15, 2009.

In May 2009, the FASB issued new provisions required under the Subsequent Events Topic of the FASB ASC, to establish general standards of accounting for and disclosure of subsequent events. The provisions rename the two types of subsequent events as recognized subsequent events or non-recognized subsequent events and modify the definition of the evaluation period for subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. This will require entities to disclose the date through which they have evaluated subsequent events and the basis for that date (the issued date for public companies). The provisions are effective for interim or annual financial periods ending after June 15, 2009, and will be applied prospectively. This disclosure is presented in Note 7.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

     BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED BALANCE SHEETS (CONTINUED)

SEPTEMBER 30, 2009 (unaudited) AND DECEMBER 31, 2008

4. RELATED-PARTY TRANSACTIONS

As of September 30, 2009, approximately $2,225,000 of organizational and offering costs have been incurred on the Company’s behalf. These costs are not recorded in its consolidated financial statements because such costs are not its liability until the subscriptions for the minimum number of shares are received and accepted by the Company. When recorded by the Company, organizational and offering costs will be expensed as incurred, and third-party offering costs will be deferred and charged to shareholders’ equity as such amounts are reimbursed to the advisor or its affiliates from the gross proceeds of the offering.

The advisor performs its duties and responsibilities as the Company’s fiduciary under an advisory agreement. The term of the current advisory agreement ends October 14, 2010, subject to renewals by the Company’s board of directors for an unlimited number of successive one-year periods. The advisor will conduct the Company’s operations and manage its portfolio of real estate and real estate-related investments under the terms of the advisory agreement.

Certain of the Company’s affiliates will receive fees and compensation in connection with the Company’s public offering, and the acquisition, management and sale of its real estate investments

The Company will pay its advisor a monthly asset management fee for the services it provides pursuant to the advisory agreement. The asset management fee will be equal to one-twelfth of 1.0% of the higher of the cost or the value of each asset, where (A) cost equals the amount actually paid, excluding acquisition fees and expenses, to purchase each asset it acquires, including any debt attributable to the asset (including any debt encumbering the asset after acquisition), provided that, with respect to any properties the Company develops, constructs or improves, cost will include the amount expended by the Company for the development, construction or improvement, and (B) the value of an asset is the value established by the most recent independent valuation report, if available, without reduction for depreciation, bad debts or other non-cash reserves; provided, however, that 50% of the advisor’s asset management fee will not be payable until stockholders have received distrib utions in an amount equal to at least a 6.0% per annum cumulative, non-compounded return on invested capital, at which time all such amounts will become immediately due and payable. For these purposes, “invested capital” means the original issue price paid for the shares of the Company’s common stock reduced by prior distributions identified as special distributions from the sale of its asset. The asset management fee will be based only on the portion of the cost or value attributable to the Company’s investment in an asset if the Company does not own all of an asset. The Company will also pay the advisor a financing fee equal to 1% of the amount available under any loan or line of credit made available to the Company. The advisor may re-allow some or all of this fee to reimburse third parties with whom it may subcontract to procure such financing.

The advisor will also receive 1.75% of the purchase price of a property or investment for its services in connection with the investigation, selection, sourcing, due diligence and acquisition of that property or investment. The purchase price of a property or investment will equal the amount paid or allocated to the purchase, development, construction or improvement of a property, inclusive of expenses related thereto, and the amount of debt associated with such real property or investment. The purchase price allocable for joint venture investments will equal the product of (1) the purchase price of the underlying property and (2) the Company’s ownership percentage in the joint venture. The Company will pay the advisor an origination fee in lieu of an acquisition fee for services in connection with the investigation, selection, sourcing, due diligence, and acquisition of mortgage, subordinated, bridge or other loans of 1.75% of the principal amount of the borrower’s loan obligation or of the purchase price of any loan the Company purchases including third- party expenses.

In addition, to the extent the advisor provides a substantial amount of services in connection with the disposition of one or more of the Company’s properties or investments (except for securities that are traded on a national securities exchange), the advisor will receive fees equal to the lesser of (A) 1.5% of the sales price of each property or other investment sold or (B) 50% of the selling commission that would have been paid to a third-party broker in connection with such a disposition. In no event may disposition fees paid to the advisor or its affiliates and unaffiliated third parties exceed in the aggregate 6% of the contract sales price

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF SEPTEMBER 30, 2009 (unaudited) and DECEMBER 31, 2008

4. RELATED-PARTY TRANSACTIONS – (Continued)

In addition to the fees payable to the advisor, the Company will reimburse the advisor for all reasonable and incurred expenses in connection with services provided to the Company, subject to the limitation that the Company will not reimburse any amount that would cause its total operating expenses at the end of four preceding fiscal quarters to exceed the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of the Company’s assets for the period unless a majority of its independent directors has determined such expenses were justified based on unusual and non-recurring factors. The Company will not reimburse the advisor for personnel costs in connection with services for which the advisor receives acquisition, origination or disposition fees.

The Company has issued 1,000 shares of convertible stock, par value $0.01 per share to its advisor. The convertible stock will convert to shares of common stock if and when: (A) the Company has made total distributions on the then outstanding shares of its common stock equal to the original issue price of those shares plus an 8% cumulative, non-compounded, annual return on the original issue price of those shares or (B) subject to specified conditions, the Company lists its common stock for trading on a national securities exchange. A “listing” will be deemed to have occurred on the effective date of any merger of the Company in which the consideration received by the holders of the Company’s common stock is the securities of another issuer that are listed on a national securities exchange. Upon conversion, each share of convertible stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the excess of (1) the Company’s “enterprise value” (as defined in its charter) plus the aggregate value of distributions paid to date on the outstanding shares of its common stock over the (2) aggregate purchase price paid by the stockholders for those shares plus an 8% cumulative, non-compounded, annual return on the original issue price of those shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock, in each case calculated as of the date of the conversion. In the event an event triggering the conversion occurs after the advisory agreement with the advisor is not renewed or terminates (other than because of a material breach by the advisor), the number of shares of common stock the advisor will receive upon conversion will be prorated to account for the period of time the advisory agreement was in force.

The Company will pay Bluerock REIT Property Management, LLC, a wholly owned subsidiary of the advisor, a property management fee equal to 4% of the monthly gross income from any properties it manages. Alternatively, the Company may contract property management services for certain properties directly to non-affiliated third parties, in which event the Company will pay the advisor an oversight fee equal to 1% of monthly gross revenues of such properties.

All of the Company’s executive officers and some of its directors are also executive officers, managers and/or holders of a direct or indirect controlling interest in the advisor and other Bluerock-affiliated entities as well as executive officers and directors of the Company. As a result, they owe fiduciary duties to each of these entities, their members and limited partners and investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to the Company and its stockholders.

Some of the material conflicts that the advisor or its affiliates will face are: 1) the determination of whether an investment opportunity should be recommended to the Company or another Bluerock-sponsored program or Bluerock-advised investor; 2) the allocation of the time of key executive officers, directors, and other real estate professionals among the Company, other Bluerock-sponsored programs and Bluerock-advised investors, and the activities in which they are involved; 3) the fees received by the advisor and its affiliates in connection with transactions involving the purchase, origination, management and sale of investments regardless of the quality of the asset acquired or the service provided the Company; and 4) the fees received by the advisor and its affiliates in connection with the Company’s public offering of equity securities.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF SEPTEMBER 30, 2009 (unaudited) and DECEMBER 31, 2008

5. STOCKHOLDERS’ EQUITY

Common Stock

The Company is offering and selling to the public up to 100,000,000 million shares of its $.01 par value common stock for $10.00 per share, with discounts available for certain categories of purchasers. The Company is also offering up to 30,000,000 shares of its $.01 par value common stock to be issued pursuant to its distribution reinvestment plan at $9.50 per share.

Convertible Stock

The Company has issued to its advisor 1,000 shares of its convertible stock for an aggregate purchase price of $1,000. Upon certain conditions, the convertible stock will convert to shares of common stock with a value equal to 15% of the excess of (i) the Company’s enterprise value (as defined in its charter) plus the aggregate value of distributions paid to stockholders over (ii) the aggregate purchase price paid by stockholders for the Company’s shares plus a 8% cumulative, non-compounded, annual return on the original issue price paid for those outstanding shares

Share Repurchase Plan

The Company’s board of directors has approved a share repurchase plan. The share repurchase plan allows for share repurchases by the Company when certain criteria are met.

Stock-based Compensation for Independent Directors

The Company’s independent directors received an automatic grant of 5,000 shares of restricted stock on the effective date of the public offering and will receive an automatic grant of 2,500 shares of restricted stock at each annual meeting of the Company’s stockholders thereafter. Each person who thereafter is elected or appointed as an independent director will receive an automatic grant of 5,000 shares of restricted stock on the date such person is first elected as an independent director and an automatic grant of 2,500 shares of restricted stock at each annual meeting of the Company’s stockholders thereafter. To the extent allowed by applicable law, the independent directors will not be required to pay any purchase price for these grants of restricted stock. The restricted stock will vest 20% at the time of the grant and 20% on each anniversary thereafter over four years from the date of the grant. All restricted stock may receive distributions, whether vested or unvested. The value of the restricted stock to be granted is not determinable until the date of grant. No stock-based awards were issued under the plan as of September 30, 2009.

6. ECONOMIC DEPENDENCY

The Company is dependent on the advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of the Company’s real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

7. SUBSEQUENT EVENTS

Pursuant to the Subsequent Events Topic of FASB ASC, we have reviewed all subsequent events and transactions that occurred after our September 30, 2009 unaudited consolidated balance sheet date through the time of filing this quarterly report on Form 10-Q on November 20, 2009.

On October 15, 2009, the Company’s Registration Statement on Form S-11 (File No. 333-153135), registering a public offering of up to 100,000,000 shares of the Company’s common stock, was declared effective under the Securities Act of 1933, as amended, and the Company commenced its initial public offering.

Also on October 15, 2009, the Company’s three independent directors received an automatic grant of 5,000 shares each of restricted stock.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Bluerock Enhanced Multifamily Trust, Inc., and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Bluerock Enhanced Multifamily Trust, Inc., a Maryland corporation, and, as required by context, Bluerock Enhanced Multifamily Holdings, L.P. , a Delaware limited partnership, which we refer to as our “operating partnership,” and to their subsidiaries.

Forward-Looking Statements

Certain statements included in this quarterly report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Bluerock Enhanced Multifamily Trust, Inc., and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unles s required by law.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

  We are a newly formed entity. As of September 30, 2009, we do not own any properties and our advisor has not identified any properties for us to acquire.

  Our officers and non-independent directors have substantial conflicts of interest because they also are officers and owners of our advisor and its affiliates, including our sponsors.

  We will rely on our advisor, an affiliate of our officers and non-independent directors, to manage our business and select and manage investments. Our advisor is a newly formed entity. The success of our business will depend on the success of our advisor in performing these duties.

  To the extent we sell substantially less than the maximum number of shares in this offering, we may not have sufficient funds, after the payment of offering and related expenses, to acquire a diverse portfolio of properties.

  We may fail to qualify as a REIT for federal income tax purposes. We would then be subject to corporate level taxation and we would not be required to pay any distributions to our stockholders.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

  We anticipate that we will invest in multifamily development projects. These investments involve risks beyond those presented by stabilized, income-producing properties. These risks may diminish the return to our stockholders.

  We anticipate that we will invest in subordinated and bridge loans originated for multifamily acquisitions and for multifamily development projects. Subordinated and bridge loans involve greater risk of loss than senior secured loans because such investments may be partially or entirely lost as a result of foreclosure by the senior lender.

  Other programs owned or advised by our officers and non-independent directors or their affiliates may compete with us for the time and attention of these executives, and our officers and non-independent directors will experience conflicts of interest in allocating investment opportunities among other affiliated entities and us..

  To hedge against interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective, may reduce the overall returns on your investment and may expose us to the credit risk of counterparties

All forward-looking statements should be read in light of the factors identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-153135) filed with the SEC, as the same may be amended and supplemented from time to time.

Overview

We are a recently formed Maryland corporation that intends to qualify as a REIT beginning with the taxable year in which the Company satisfies the minimum offering requirements.

As of September 30, 2009, we have not yet commenced active operations. Subscription proceeds may be released to us after the minimum offering is achieved and will be applied to investment in properties and the payment or reimbursement of selling commissions and other fees and expenses. We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition, development and operation of our assets.

As of September 30, 2009, we have not entered into any arrangements creating a reasonable probability that we will acquire a specific property or other asset. The number of properties and other assets that we will acquire will depend upon the number of shares sold and the resulting amount of the net proceeds available for investment in properties and other assets. Until required for the acquisition, development or operation of assets, we will keep the net proceeds of this offering in short-term, liquid investments.

We intend to make reserve allocations as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire in the future. If reserves and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties. There is no assurance that such funds will be available or, if available, that the terms will be acceptable to us.

We intend to make an election to be taxed as a REIT under Section 856(c) of the Internal Revenue Code. In order to qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our taxable income (excluding net capital gains). If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify as a REIT for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and results of operations.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Our results of operations as of September 30, 2009 are not indicative of those expected in future periods as we have not commenced business operations and were in our organizational and development stage. During the period from inception (July 25, 2008) to December 31, 2008, we had been formed but had not yet commenced operations, as we had not yet begun our best efforts initial public offering.

The SEC declared the registration statement for our best efforts initial public offering effective on October 15, 2009 and we retained Select Capital Corporation to serve as our dealer manager for the offering. We do not intend to begin our operations until we have sold at least the minimum offering amount of $2,500,000 in shares of our common stock. As we have not acquired any properties or other assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the apartment housing industry and real estate generally, which may be reasonably anticipated to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of our assets.

Our organization and offering costs are initially being paid by our advisor, the dealer manager and their affiliates on our behalf. These organization and offering costs include all expenses (other than selling commissions and the dealer manager fee) to be paid by us in connection with our initial public offering, including but not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the escrow holder; (iii) reimbursement of the dealer manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (iv) reimbursement to the advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by us (including the travel, meal and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the dealer manager for travel, meals, lodging and attendance fees incurred by employees of the dealer manager t o attend retail seminars conducted by broker-dealers. Our advisor and its affiliates have incurred on our behalf organization and offering costs of approximately $2,225,000 through September 30, 2009. These costs are not recorded in our consolidated financial statements because such costs are not a liability to us until we sell the minimum number of shares, and such costs will only become a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering.

Our Investment Strategy We intend to achieve our investment objectives by acquiring a diverse portfolio of real estate and real estate-related investments. We plan to diversify our portfolio by investment type, size, property location and risk with the goal of attaining a portfolio that will generate attractive returns for our investors, with the potential for capital appreciation. Our targeted portfolio allocation is as follows:

  Enhanced Multifamily. We intend to allocate approximately 50% of our portfolio to investments in well-located, institutional quality apartment properties that we believe demonstrate strong and stable cash flows, typically located in supply constrained sub-markets with relatively high expectations of rent growth. As appropriate, we intend to implement our advisor’s Enhanced Multifamily strategy (as described in the prospectus relating to our ongoing public offering) at these properties, which we anticipate will create sustainable long-term increases in property value and lead to increased returns to our investors by, among other benefits, generating higher rental revenue and reducing resident turnover.

  Value-Added Residential. We intend to allocate approximately 30% of our portfolio to investments in well-located, residential properties that offer a significant potential for short-term capital appreciation through repositioning, renovation or redevelopment. In addition, we will seek to acquire properties available at opportunistic prices from distressed or time-constrained sellers in need of liquidity. As appropriate, we intend to implement our advisor’s Enhanced Multifamily strategy at these properties as well.

  Real Estate-Related Investments. We intend to allocate approximately 20% of our portfolio in other real estate-related investments with the potential for high current income or significant total returns. These investments could include first and second mortgages, subordinated, bridge and other loans, debt and other securities related to or secured by real estate assets, and common and preferred equity, which may include securities of other REITs and real estate companies. Subject to the provisions of our charter, some of these investments may be made in connection with programs sponsored, managed or advised by our affiliates or those of our advisor.

Although the above outlines our target portfolio, we may make adjustments based on, among other things, prevailing real estate market conditions and the availability of attractive investment opportunities. We will not forego an attractive investment because it does not fit

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

within our targeted asset class or portfolio composition. We may use the proceeds of this offering to purchase or invest in any type of real estate or real estate-related investment which we determine is in the best interest of our stockholders, subject to the provisions of our charter which limit certain types of investments.

Liquidity and Capital Resources

We are offering a maximum of $1,000,000,000 in shares and a minimum of $2,500,000 in shares of our common stock in our primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers. We also are offering up to $285,000,000 in shares pursuant to our distribution reinvestment plan at $9.50 per share.

Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans or securities we acquire, and construction and development costs and the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of our public offering. We intend to acquire our assets with cash and mortgage or other debt, but we may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in units of limited partnership interest in our operating partnership. Due to the delay between the sale of our shares and our acquisitions, there may be a delay in the benefits to our stockholders, if any, of returns generated from our investments.

We anticipate that adequate cash will be generated from operations to fund our operating and administrative expenses, continuing debt service obligations and the payment of distributions. However, our ability to finance our operations is subject to several uncertainties. Our ability to generate working capital is dependent on our ability to attract and retain tenants and the economic and business environments of the various markets in which our properties are located. Our ability to sell real estate investments is partially dependent upon the state of real estate markets and the ability of purchasers to obtain financing at reasonable commercial rates. In general, our policy will be to pay distributions from cash flow from operations. However, some or all of our distributions may be paid from other sources, such as from borrowings, advances from our advisor, our advisor’s deferral of its fees and expense reimbursements or the proceeds of our public offering.

Potential future sources of capital include secured or unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow. However, we currently have not identified any additional sources of financing, and there is no assurance that such sources of financings will be available on favorable terms or at all.

Distributions

We have not paid any distributions as of the date of September 30, 2009. We intend to make regular cash distributions to our stockholders, typically on a monthly basis. Our board of directors will determine the amount of distributions to be distributed to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. Especially during the early stages of our operations, we may declare distributions in excess of funds from operations.

Funds From Operations

One of our objectives is to provide cash distributions to our stockholders from cash generated by our operations and funds from operations. Funds from operations is not equivalent to our net operating income or loss as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as Funds From Operations, or FFO, which it believes more accurately reflects the operating performance of a REIT such as our company.

We define FFO, a non-GAAP measure, consistent with the NAREIT’s definition, as net income, computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joints ventures will be calculated to reflect FFO on the same basis.

We consider FFO to be an appropriate supplemental measure of a REIT’s operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. The use of FFO is recommended by the REIT industry as a supplemental performance measure.

Presentation of this information is intended to assist the reader in comparing the operating performance of different REITs, although it should be noted that not all REITs calculate FFO the same way, so comparisons with other REITs may not be meaningful. Furthermore, FFO is not necessarily indicative of cash flow available to fund cash needs and should not be considered as an alternative to net income as an indication of our performance.

Subsequent Events

On October 15, 2009, the Company’s three independent directors received an automatic grant of 5,000 shares each of restricted stock .

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes will be critical once we commence real estate operations. We consider these policies critical because they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Real Estate Assets

Depreciation

We have to make subjective assessments as to the useful lives of our depreciable assets. These assessments have a direct impact on our net income, because, if we were to shorten the expected useful lives of our investments in real estate, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis throughout the expected useful lives of these investments. We consider the period of future benefit of an asset to determine its appropriate useful life. We anticipate the estimated useful lives of our assets by class to be as follows:

Buildings	25-40 years
Building improvements	10-25 years
Land improvements	20-25 years
Tenant improvements	Shorter of lease term or expected useful life
Tenant origination and absorption costs	Remaining term of related lease

Real Estate Purchase Price Allocation

In accordance with the provisions of the Business Combinations Topic of the FASB ASC, the Company will record above-market and below-market in-place lease values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The Company will amortize any capitalized above-market or below-market lease values as an increase or reduction to rental income over the remaining non-cancelable terms of the respective leases.

The Company will measure the aggregate value of other intangible assets acquired based on the difference between (i) the property valued with existing in-place leases adjusted to market rental rates and (ii) the property valued as if vacant. Management’s estimates of value are expected to be made using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis). Factors to be considered by management in its analysis include an estimate of carrying costs during hypothetical expected lease-up periods, considering current market conditions and costs to execute similar leases. The Company will also consider information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired. In estimating carrying costs, management will also include real estate taxes, insurance and other operating expenses and estimates of lost renta ls at market rates during the expected lease-up periods. Management will also estimate costs to execute similar leases including leasing commissions and legal and other related expenses to the extent that such costs are not already incurred in connection with a new lease origination as part of the transaction.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

In accordance with the provisions of the Intangibles – Goodwill and Other Topic of the FASB ASC the total amount of other intangible assets acquired will be further allocated to in-place lease values and customer relationship intangible values based on management’s evaluation of the specific characteristics of each tenant’s lease and the Company’s overall relationship with that respective tenant. Characteristics to be considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality and expectations of lease renewals (including those existing under the terms of the lease agreement), among other factors.

The Company will amortize the value of in-place leases to expense over the initial term of the respective leases. The value of customer relationship intangibles will be amortized to expense over the initial term and any renewal periods in the respective leases, but in no event will the amortization period for the intangible assets exceed the remaining depreciable life of the building. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period

Valuation of Real Estate Assets

We will continually monitor events and changes in circumstances that could indicate that the carrying amounts of our real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, we will assess the recoverability of the assets by estimating whether we will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis we do not believe that we will be able to recover the carrying value of the asset, we will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset as required by the provisions of the Impairment or Disposal of Long Lived Assets Topic of the FASB ASC.

Projections of future cash flows require us to estimate the expected future operating income and expenses related to an asset as well as market and other trends. The use of inappropriate assumptions in our future cash flows analyses would result in an incorrect assessment of our assets’ future cash flows and fair values and could result in the overstatement of the carrying values of our real estate assets and an overstatement of our net income.

Real Estate Loans Receivable

The real estate loans receivable will be recorded at cost and reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when it becomes probable, based on current information, that we will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or the fair value of the collateral. If a loan was deemed to be impaired, we would record a reserve for loan losses through a charge to income for any shortfall. Failure to recognize impairment would result in the overstatement of the carrying values of our real estate loans receivable and an overstatement of our net income.

Distribution Policy

Generally, our policy will be to pay distributions from cash flow from operations. However, we expect that some or all of our distributions will be paid from sources other than funds from operations, such as from the proceeds of our public offering, cash advances to us by our advisor, cash resulting from a waiver of asset management fees and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow until such time as we have sufficient cash flow from operations to fully fund the payment of distributions therefrom.. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receiv e during a later period, and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to look to third-party borrowings to fund our distributions. We may also fund such distributions from advances from our advisor or sponsors or from our advisor’s deferral of its asset management fee.

To the extent that we redeem shares pursuant to our share repurchase plan or make payments or reimburse certain expenses to our advisor pursuant to our advisory agreement, our cash flow and therefore our ability to make distributions from cash flow, as well as cash flow available for investment, will be negatively impacted. In addition, certain amounts we are required to pay to our advisor, including the monthly asset management fee, the property management fee, the financing fee, the disposition fee and the payment made upon conversion of our convertible stock, depend on the assets acquired, gross revenues of the properties managed, indebtedness incurred, sales prices of investments sold or the value of our company at the time of conversion, respectively, and therefore cannot be quantified or reserved for until such fees have been earned. We are required to pay these amounts to our advisor regardless of the amount of cash we distribute to our stockholders, and therefore our abili ty to make distributions from cash flow, as well as cash flow available for investment, to our stockholders may be negatively impacted. In addition, to the extent we invest in development or redevelopment projects or in properties that have significant capital requirements, these properties will not immediately generate operating cash flow. Thus, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Once our board of directors has begun to authorize distributions, we expect to declare distributions on a quarterly basis and to pay distributions to our stockholders on a monthly basis. We intend to calculate these monthly distributions based on daily record dates so our investors will become eligible for distributions immediately upon the purchase of their shares. Distributions will be paid to stockholders as of the record dates selected by the directors.

We are required to make distributions sufficient to satisfy the requirements for qualification as a REIT for tax purposes. Generally, distributed income will not be taxable to us under the Code if we distribute at least 90% of our REIT taxable income.

Distributions will be authorized at the discretion of our board of directors, in accordance with our earnings, cash flow, anticipated cash flow and general financial condition. The board’s discretion will be directed, in substantial part, by its intention to cause us to comply with the REIT requirements. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period but may be made in anticipation of cash flow that we expect to receive during a later period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. We may utilize capital, borrow money, issue new securities or sell assets in order to make distributions. In addition, from time to time, our advisor and its affiliates may, but are not required to, agree to waive or defer all or a portion of the acquisition, asset management or other fees or other incentives due to them, enter into lease agreements for un-leased space, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash available to make distributions to our stockholders.

Many of the factors that can affect the availability and timing of cash distributions to stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. There can be no assurance that future cash flow will support distributions at the rate that such distributions are paid in any particular distribution period.

We are not prohibited from distributing our own securities in lieu of making cash distributions to stockholders. We may issue securities as stock dividends in the future.

Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and intends to operate as such commencing with the taxable year in which the Company satisfies the minimum offering requirements. The Company expects to have little or no taxable income prior to electing REIT status. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and p roperty, and federal income and excise taxes on our undistributed income. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We may be exposed to the effects of interest rate changes primarily as a result of borrowings used to maintain liquidity and fund the acquisition, expansion and refinancing of our real estate investment portfolio and operations. Our interest rate risk management objectives will be to limit the impact of interest rate changes on earnings, prepayment penalties and cash flows and to lower overall borrowing costs while taking into account variable interest rate risk. To achieve our objectives, we may borrow at fixed rates or variable rates. We may also enter into derivative financial instruments such as interest rate swaps and caps in order to mitigate our interest rate risk on a related financial instrument. We will not enter into derivative or interest rate transactions for speculative purposes. Because we have not commenced real estate operations, we currently have limited exposure to financial market risks. As of September 30, 2009, a 1% increase or decrease in interest rates would have no effect on our interest expense as we had no outstanding debt as of that date.

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file and submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow t imely decisions regarding required disclosure.

PART II. OTHER INFORMATION Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 15, 2009, our Registration Statement on Form S-11 (File No. 333-153135), covering a public offering of shares of common stock, was declared effective under the Securities Act of 1933. We have retained Select Capital Corporation as the dealer manager of our offering. We are offering a maximum of $1,000,000,000 and a minimum of $2,500,000 in shares of our common stock in our primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of investors. We also are offering up to $285,000,000 in shares pursuant to our distribution reinvestment plan at $9.50 per share. During the nine months ended September 30, 2009, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

PART II. OTHER INFORMATION (Continued)

Item 6. Exhibits

Ex. Description

3.1

Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).
4.1

Distribution Reinvestment Plan (included as Exhibit C to the Prospectus, incorporated by reference to Exhibit C to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).

10.3

Bluerock Enhanced Multifamily Trust, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).

10.4

Advisory Agreement between Bluerock Enhanced Multifamily Trust, Inc. and Bluerock Enhanced Multifamily Advisor, LLC(incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).

10.5

Form of Escrow Agreement between Bluerock Enhanced Multifamily Trust, Inc. and UMB Bank, N.A. (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No.333-153135)).

10.6

Bluerock Enhanced Multifamily Trust, Inc. Independent Directors Compensation Plan(incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK ENHANCED MULTIFAMILY, INC.
DATE: November 20, 2009	/s/ R. Ramin Kamfar
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Jerold E. Novack
DATE: November 20, 2009	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)