Form 10-K
period 2009-12-31
Bluerock Enhanced Multifamily Trust, Inc.
filed 2010-03-31
CIK 1442626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____ to ____

Commission file number: 333-153135

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

Maryland (State or Other Jurisdiction of Incorporation or Organization)	26-3136483 (I.R.S. Employer Identification No.)
680 5th Avenue, 16th Floor, New York, NY (Address of Principal Executive Offices)	10019 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 843-1601

Securities registered pursuant to section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common stock, $0.0001 par value per share
(Title of Class)

(Exact Name of Registrant as Specified in Its Charter)

Indicate by check mark if the Registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act). Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy of information statements incorporated by reference in part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐           Accelerated Filer   ☐            Non-Accelerated Filer    ☐             Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There is no established market for the Registrant’s shares of common stock.  The Registrant is currently conducting the ongoing initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being sold at $10.00 per share, with discounts available for certain categories of purchasers.  There were no common shares held by non-affiliates as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter).

As of March 23, 2010, the Registrant had issued 37,200 shares of common stock.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

FORM 10-K

 December 31, 2009

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	27

Signatures

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, include discussion and analysis of the financial condition of Bluerock Enhanced Multifamily Trust, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), our anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters.  These forward-looking statements are not historical facts but are the intent, belief, or current expectations of our management based on their knowledge and understanding of the business and industry.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of this Annual Report on Form 10-K.

Cautionary Note

The representations, warranties, and covenants made by us in any agreement filed as an exhibit to this Annual Report on Form 10-K are made solely for the benefit of the parties to the agreement, including, in some cases, for the purpose of allocating risk among the parties to the agreement, and should not be deemed to be representations, warranties, or covenants to or with any other parties.  Moreover, these representations, warranties, or covenants should not be relied upon as accurately describing or reflecting the current state of our affairs.

PART I
1.	Business

Organization

Bluerock Enhanced Multifamily Trust, Inc. (the “Company”) was incorporated on July 25, 2008 under the laws of the state of Maryland. We intend to qualify as a real estate investment trust, or REIT, for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes.  To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the ”Code”), to our stockholders.  If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates.

On August 22, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares and a minimum of $2,500,000 in shares of our common stock in our primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers (our “Initial Public Offering”).  We also are offering up to $285,000,000 in shares pursuant to our distribution reinvestment plan at $9.50 per share. The SEC declared our registration statement effective on October 15, 2009 and we have retained Select Capital to serve as the dealer manager of the offering.  The dealer manager is responsible for marketing our shares in the ongoing initial public offering.  We intend to use substantially all of the net proceeds from the ongoing initial public offering to invest in a diverse portfolio of real estate and real estate-related assets as described above.  As of December 31, 2009, we owned, through a joint venture partnership, one multifamily real estate property.

We have no employees and are supported by related-party service agreements. We are externally managed by Bluerock Enhanced Multifamily Advisors LP (the “Advisor”), a Delaware limited partnership organized in 2007.  The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf.  Substantially all our business is conducted through our operating partnership Bluerock Enhanced Multifamily Holdings LP, a Delaware limited partnership (“Bluerock Holdings”).

The principal executive offices of our company and our advisor are located at 680 Fifth Avenue, 16th Floor, New York, New York 10019. Our telephone number is (877) 826-BLUE (2583).

Material Acquisition

On December 3, 2009, we acquired a multifamily community known as Springhouse at Newport News, located in Newport News, Virginia, through a consolidated joint venture.  We invested $2.5 million to acquire a 50% equity interest in the managing member of the joint venture.  For more information regarding our investment, see "Item 2. Properties" below.

Investment Objectives

We intend to acquire a diversified portfolio of real estate and real estate-related investments, with a primary focus on well-located, institutional quality apartment properties with strong and stable cash flows. We intend to implement what we refer to as the “Enhanced Multifamily” strategy at these apartment properties, which we believe will increase rents, tenant retention and property values, and generate attractive returns for our investors. We also intend to acquire well-located residential properties that we believe present significant opportunities for short-term capital appreciation, such as those requiring repositioning, renovation or redevelopment, and properties available at opportunistic prices from distressed or time-constrained sellers. In addition, we will seek to originate or invest in real estate-related securities that we believe present the potential for high current income or total return, including but not limited to mortgage, bridge or subordinated loans, debt securities and preferred or other equity securities of other real estate companies, which we refer to as real estate-related investments, and may invest in entities that make similar investments.

We may adjust our targeted portfolio allocation based on, among other things, prevailing real estate market conditions and the availability of attractive investment opportunities. We will not forego an attractive investment because it does not fit within our targeted asset class or portfolio composition. The volume and value of properties and real estate-related investments we acquire will depend initially on the proceeds of this offering.

Enhanced Multifamily Strategy

Our advisor’s Enhanced Multifamily strategy consists of a series of initiatives that we believe can create a sustainable competitive advantage and allow us to realize long-term increases in apartment property value. This strategy seeks to transform the perception of the apartment from a purely functional one (i.e., as solely a place to live) to a lifestyle product / community (i.e., as a place to live, interact, and socialize) thereby creating an enhanced perception of value among residents, allowing for premium rental rates, and improving resident retention.

The initiatives consist of amenities and attributes that go beyond traditional features, and incorporate cosmetic and architectural improvements along with technology, music and activities to establish an enhanced sense of comfort and appeal to our target residents’ desire for a “sense of community” by creating places to gather, socialize and interact in a highly amenitized environment. This strategy is specifically targeted to appeal to the following two lucrative and rapidly growing segments of the multifamily market:

•
Lifestyle Renters are generally established, adult households with multiple housing choices open to them, which choose to rent an apartment for primarily nonfinancial reasons. They include Baby Boomers (individuals born in the U.S. between 1946 and 1964), who have become empty nesters and are seeking to live a simpler lifestyle without the responsibilities of home ownership, as well as those older members of the Echo Boomers (the generation born in the U.S. between 1981 and 2000).

•
Middle Market Renters are generally younger and more mobile than Lifestyle Renters, and while they can generally afford to own, they have chosen either to save their money (perhaps to purchase a larger house at a later date), to spend it on other goods and services or to invest in something other than housing, or they are in a personal or job transition. For Middle Market Renters an apartment can provide an inexpensive and maintenance-free residence.

As a further benefit, by appealing to and attracting the Lifestyle Renters and Middle Market renters, we believe the Enhanced Multifamily strategy can generate significant additional revenue-enhancing options at our properties, including the ability to provide and charge for premium units, upgrade packages and equipment rentals such as washer and dryers, flat screen televisions and premium sound systems.

Borrowing Policies

Under our charter, the maximum amount of our indebtedness may not exceed 300% of our net assets as of the date of any borrowing, which is generally expected to approximate 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors. We expect that once we have fully invested the proceeds of this offering, our indebtedness will be approximately 50% of the sum of the value of our real properties (before deducting depreciation and other non-cash reserves) and the value of our other assets. There is no limitation on the amount we may borrow for the purchase of any single property or other investment. Our board of directors must review our aggregate borrowings at least quarterly.

Distribution Policy

Generally, our policy will be to pay distributions from cash flow from operations.  However, we expect that some or all of our distributions will be paid from sources other than funds from operations, such as from the proceeds of our public offering, cash advances to us by our advisor, cash resulting from a waiver of asset management fees and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow until such time as we have sufficient cash flow from operations to fully fund the payment of distributions there from.  Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we will pay these distributions in advance of our actual receipt of these funds. In these instances, we expect to look to third-party borrowings to fund our distributions. We may also fund such distributions from advances from our advisor or sponsors or from our advisor’s deferral of its asset management fee.

To the extent that we redeem shares pursuant to our share repurchase plan or make payments or reimburse certain expenses to our advisor pursuant to our advisory agreement, our cash flow and therefore our ability to make distributions from cash flow, as well as cash flow available for investment, will be negatively impacted. In addition, certain amounts we are required to pay to our advisor, including the monthly asset management fee, the property management fee, the financing fee, the disposition fee and the payment made upon conversion of our convertible stock, depend on the assets acquired, gross revenues of the properties managed, indebtedness incurred, sales prices of investments sold or the value of our company at the time of conversion, respectively, and therefore cannot be quantified or reserved for until such fees have been earned.  We are required to pay these amounts to our advisor regardless of the amount of cash we distribute to our stockholders, and therefore our ability to make distributions from cash flow, as well as cash flow available for investment, to our stockholders may be negatively impacted. In addition, to the extent we invest in development or redevelopment projects or in properties that have significant capital requirements, these properties will not immediately generate operating cash flow. Thus, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

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

Regulations

Our investments are subject to various federal, state, local and foreign laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments.

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future.  However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties in which we hold an interest, or on properties that may be acquired directly or indirectly in the future.

Industry Segment

Our current business consists of investing in and operating multifamily communities. All of our consolidated revenues are from consolidated real estate property.  We internally evaluate operating performance on an individual property level and view our real estate assets as one industry segment, and, accordingly, our properties will be aggregated into one reportable segment.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. We also have filed with the SEC registration statements on Form S-11 in connection with the Initial Public Offering of our common stock.  Copies of our filings with the SEC may be obtained from the SEC’s website at www.sec.gov. Access to these filings is free of charge.

Item 1A. Risk Factors

We have omitted a discussion of risk factors because, as a smaller reporting company, we are not required to provide such information.  For a discussion of the significant factors that make an investment in our shares risky, see the prospectus that relates to our ongoing Initial Public Offering.

Item 1B. Unresolved Staff Comments

We have no unresolved staff comments

Item 2.  Properties

As of March 23, 2010, we, through a wholly owned subsidiary of our operating partnership, have acquired one investment through a consolidated joint venture as further described below.  The following is a summary of our investment portfolio as of March 23, 2010:

Multifamily Community Name	Location	Approximate Rentable Square Footage	Number of Units	Date Acquired	Property Acquisition Cost(1)	Joint Venture Equity Investment Information		Approximate Annualized Base Rent	Approx. % Leased
						Amount of Our Investment	Our Ownership Interest in Property Owner
Springhouse at Newport News	Newport News, Virginia	314,512	432	12/03/2009	$30.1 million	$2.5 million	37.5%	$4,163,000	91%
(1)	Includes contract purchase price, acquisition fees and closing costs.

Springhouse at Newport News

On December 3, 2009, through a wholly owned subsidiary of our operating partnership, we completed an investment in a joint venture along with Bluerock Special Opportunity + Income Fund, LLC (“BEMT Co-Investor”), an affiliate of our sponsor, and Hawthorne Springhouse, LLC (“Hawthorne”), an unaffiliated entity, to acquire a 432-unit garden-style multifamily community known as Springhouse at Newport News (the “Springhouse property”), located in Newport News, Virginia, from Newport-Oxford Associates Limited Partnership, an unaffiliated entity. The material features of our investment in the joint venture, the property acquisition and related financings, and the acquired property are described below.

Joint Venture Parties and Structure

In connection with the closing of the Springhouse property acquisition, we invested $2.5 million to acquire a 50% equity interest in BR Springhouse Managing Member, LLC (the “Springhouse Managing Member JV Entity”) through a wholly owned subsidiary of our operating partnership, BEMT Springhouse, LLC (“BEMT Springhouse”). BEMT Co-Investor invested $2.5 million to acquire the remaining 50% interest in the Springhouse Managing Member JV Entity. BEMT Springhouse and BEMT Co-Investor are co-managers of the Springhouse Managing Member JV Entity.

 The Springhouse Managing Member JV Entity contributed its capital to acquire a 75% equity interest in BR Hawthorne Springhouse JV, LLC (the “Springhouse JV Entity”) and acts as the manager of the Springhouse JV Entity. Hawthorne invested $1.7 million to acquire the remaining 25% interest in the Springhouse JV Entity. The Springhouse JV Entity is the sole owner of BR Springhouse, LLC (“BR Springhouse”), a special-purpose entity that holds title to the Springhouse property.

Under the terms of the operating agreement for the Springhouse Managing Member JV Entity, certain major decisions regarding the investments of the Springhouse Managing Member JV Entity require the unanimous approval of BEMT Co-Investor and us (through BEMT Springhouse). To the extent that we and BEMT Co-Investor are not able to agree on a major decision or at any time after
December 3, 2012, either party may initiate a buy-sell proceeding. Additionally, any time after December 3, 2012, either party may initiate a proceeding to force the sale of the Springhouse Managing Member JV Entity’s interest in the Springhouse JV Entity to a third party, or, in the instance of the non-initiating party’s rejection of a sale, cause the non-initiating party to purchase the initiating party’s interest in the Springhouse Managing Member JV Entity. The operating agreement contains terms, conditions, representations, warranties and indemnities that are customary and standard for joint ventures in the real estate industry.

Under the terms of the operating agreement of the Springhouse JV Entity, major decisions with respect to the joint venture or the Springhouse property are made by the majority vote of an appointed management committee, which is controlled by the Springhouse Managing Member JV Entity. However, any decision with respect to the sale or refinancing of the Springhouse property requires the unanimous approval of the Springhouse Managing Member JV Entity and Hawthorne. Further, to the extent that the Springhouse Managing Member JV Entity and Hawthorne are not able to agree on a major decision or at any time after December 3, 2012, either party may initiate a buy-sell proceeding. Additionally, any time after December 3, 2012, either party may initiate a proceeding to force the sale of the Springhouse property to a third party, or, in the instance of the non-initiating party’s rejection of a sale, cause the non-initiating party to purchase the initiating party’s interest in the Springhouse JV Entity. The operating agreement contains terms, conditions, representations, warranties and indemnities that are customary and standard for joint ventures in the real estate industry.

As a result of the structure described above, we and BEMT Co-Investor each hold a 37.5% indirect equity interest in the Springhouse property, and Hawthorne holds the remaining 25% indirect equity interest. We, BEMT Co-Investor and Hawthorne will each receive current distributions from the operating cash flow generated by the Springhouse property in proportion to these respective percentage equity interests.

Affiliate Loan for our Investment in the Joint Venture

In connection with our investment in the joint venture, on December 3, 2009, BEMT Springhouse entered into a loan agreement with BEMT Co-Investor pursuant to which BEMT Springhouse borrowed $3.2 million (the “BEMT Co-Investor Loan”). The BEMT Co-Investor Loan has a six-month term, maturing June 3, 2010, and may be prepaid without penalty. It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. As of March 1, 2010, the interest rate on the BEMT Co-Investor Loan was 7.00%. Interest on the loan will be paid on a current basis from cash flow distributed to us from the Springhouse Managing Member JV Entity. The BEMT Co-Investor Loan is secured by a pledge of our indirect membership interest in BEMT Springhouse and a pledge of BEMT Springhouse’s membership interest in the Springhouse Managing Member JV Entity. In accordance with the requirements of our charter, the BEMT Co-Investor Loan was reviewed and approved by a majority of our board of directors (including a majority of our independent directors) as being fair, competitive, and commercially reasonable and no less favorable to us than loans between unaffiliated parties under the same circumstances. Furthermore, due to the unique investment opportunity presented by the Springhouse property, including the opportunity to distinguish ourselves competitively from other early-stage non-traded REITs, our board of directors expressly considered and approved leverage in excess of our general charter-imposed limitations in connection with entering into the BEMT Co-Investor loan.

Property Acquisition and Senior Financing

Our sponsor, Bluerock Real Estate, LLC, entered into a purchase and sale contract dated September 24, 2009 to purchase the Springhouse property. The purchase price for the Springhouse property was $29.25 million, plus closing costs, which represents a nominal capitalization rate of 8.34% (the expected first year yield on the investment, excluding recurring capital costs). Immediately prior to the closing on December 3, Bluerock Real Estate, LLC assigned the purchase and sale agreement to BR Springhouse.

The acquisition was funded with $6.7 million of gross equity from the Springhouse JV Entity, and a $23.4 million senior mortgage loan made to BR Springhouse by CWCapital LLC and subsequently sold to the Federal Home Loan Mortgage Corporation (Freddie Mac) (the “Senior Loan”), which Senior Loan is secured by the Springhouse property. The Senior Loan has a 10-year term, maturing on January 1, 2020. The effective interest rate on the loan is fixed at 5.66% per annum, with interest-only payments for the first two years and fixed monthly payments of approximately $134,221 based on a 30-year amortization schedule thereafter.

Prepayment terms of the Senior Loan depend on whether the loan is securitized on or before January 1, 2011. If the loan is securitized, then a two-year lockout period from the date of funding applies, with BR Springhouse having the right to defease after the lockout period up to the third month prior to the maturity date, after which the loan may be prepaid in full without penalty. If the Senior Loan is not securitized on or before January 1, 2011, then yield maintenance payments will be required to the extent prepaid before the sixth month prior to the maturity date; during the period from the sixth month prior to the maturity date to the third month prior to the maturity date, a prepayment premium of 1% of the loan amount will be required, and thereafter the loan may be prepaid without penalty.

R. Ramin Kamfar and James G. Babb, III, who are our executive officers and members of our board of directors, and Edward Harrington, Samantha Davenport and Shoffner Allison, who are Hawthorne affiliates, have guaranteed all recourse liabilities of BR Springhouse under the Senior Loan, including environmental indemnities.

Description of the Springhouse Property

The Springhouse property is comprised of 432 units featuring one- and two-bedroom layouts in 24 two-story garden-style apartment buildings surrounding a central private lake on approximately 28 acres in Newport News, Virginia. The property contains approximately 314,512 rentable square feet and the average unit size is 728 square feet. As of November 2009, the property had an average market rent of $826 per unit and was 96.8% occupied. Additional property amenities include a clubhouse, fitness center, swimming pool, tennis court, volleyball court, picnic area and a private lake with gazebo.

The Springhouse property is located within a ten-minute drive of two major Newport News area employers, Northrop Grumman and the Fort Eustis Army Base. In addition, Cannon Virginia, a subsidiary of Cannon USA, Inc. recently opened a $640 million, 700,000-square foot manufacturing facility within a few miles of the property. The Springhouse property is situated between I-64 and Jefferson Avenue, the two main north-south thoroughfares in Newport News, within close proximity to the Newport News/Williamsburg International Airport. Several neighborhood-oriented retail centers are located within a five-minute drive of the property.

The Springhouse property is located within the Hampton Roads MSA, which is home to 18 publicly traded corporations, the world’s largest naval base, a major East Coast port, and numerous internationally known tourist attractions. According to a recent CBRE appraisal, the Hampton Roads MSA’s population has grown 5.6% on average from 2000 through 2008. As of October 2009, the MSA’s unemployment was 6.5%, which compared favorably with the national average of 9.5%. Historically, unemployment in the region has been below the national average. Traditionally, the Hampton Roads MSA has been home to the military, shipbuilding and healthcare, but over the past decade the region has attracted financial service firms, distribution companies, telemarketing and customer service operations.

Hawthorne Residential Partners, LLC, a Hawthorne affiliate, will be responsible for providing day-to-day property management services to the property. Hawthorne Residential Partners, LLC will receive an annual management fee of 4% of gross receipts generated by the Springhouse property. From this amount, 1% of gross property collections will be re-allowed to the Springhouse Managing Member JV Entity as an oversight fee, which fee will be shared equally between Bluerock Enhanced Multifamily Advisor, LLC, our advisor, and Bluerock Property Management, LLC, an indirect wholly owned subsidiary of our sponsor. Under the property management agreement, Hawthorne Residential Partners, LLC will also be entitled to receive a construction management fee of 5% of the cost of any approved capital project exceeding $10,000 (excluding regular recurring interior capital replacements).

The investment in the Springhouse property is consistent with our geographic and sector-based strategy to acquire stabilized assets in select markets that satisfy our investment criteria for providing favorable risk-adjusted returns.

Item 3.  Legal Proceedings

We are not party to, and none of our properties are subject to, any material pending legal proceeding.

Item 4.   [RESERVED]

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Pursuant to the Initial Public Offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.

To facilitate Financial Industry Regulatory Authority (“FINRA”) member participation in our Initial Public Offering, we disclose in each annual report distributed to stockholders our per-share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, we prepare annual statements of estimated share values to assist both fiduciaries of retirement plans subject to the annual reporting requirements of ERISA and custodians of individual retirement accounts (“IRAs”) in the preparation of their reports relating to an investment in our shares. For these purposes, our estimated value of a share of our common stock is $10.00 per share as of December 31, 2009.  The basis for this valuation is the fact that the current public offering price for our shares in the Initial Public Offering is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, this estimated value is likely to be higher than the price at which you could resell your shares because (1) our public offering involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sales price than could otherwise be obtained, and (2) there is no public market for our shares. Moreover, this estimated value is likely to be higher than the amount you would receive per share if we were to liquidate at this time because of the up-front fees that we pay in connection with the issuance of our shares. We expect to continue to use the most recent public offering price for a share of our common stock as the estimated per share value reported in our annual reports on Form 10-K until 18 months have passed since the last sale of a share of common stock in a public offering, excluding public offerings conducted on behalf of selling stockholders or offerings related to a dividend reinvestment plan, employee benefit plan, or the redemption of interests in our operating partnership.  There can be no assurance that the valuation we have provided will satisfy the valuation requirements applicable to ERISA plans and IRAs.

After the 18-month period described above (or possibly sooner if our board so directs), we expect the estimated share values reported in our annual reports will be based on estimates of the values of our assets net of our liabilities. We do not currently anticipate that we will obtain new or updated appraisals for our properties in connection with such estimates, and accordingly, our estimated share values should not be viewed as estimates of the amount of net proceeds that would result from a sale of our properties at that time. We expect that any estimates of the value of our properties will be performed by our advisor; however, our board of directors could direct our advisor to engage one or more third-party valuation firms in connection with such estimates.

Shareholder Information

As of March 23, 2009, we had approximately 37,200 shares of common stock outstanding held by affiliates of the Company.

Distributions

We initiated our initial public offering on October 15, 2009.  Until we have receipt and acceptance of subscriptions aggregating at least $2,500,000, all subscription proceeds will be placed in an interest bearing escrow account with UMB Bank, N.A. as escrow agent.  As of March 23, 2010, we have not yet satisfied the conditions of this escrow.

Until we generate sufficient cash flow from operations or FFO to fully fund the payment of distributions, some or all of our distributions will be paid from other sources.  We may generate cash to pay distributions from financing activities, components of which may include borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow and proceeds of this offering.  In addition, from time to time, our advisor and its affiliates may agree to waive or defer all, or a portion, of the acquisition, asset management or other fees or other incentives due to them, enter into lease agreements for unleased space, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash available to make distributions to our stockholders.  In addition, to the extent we invest in development or redevelopment projects or in properties that have significant capital requirements, these properties may not immediately generate cash flow from operations or FFO. Thus, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

We expect our board of directors to declare distributions on a quarterly basis and to pay distributions to our stockholders on a monthly basis.  We intend to calculate these monthly distributions based on daily record dates so our investors will become eligible for distributions immediately upon purchasing shares.  Distributions will be paid to stockholders as of the record dates selected by the directors.  As of March 23, 2010, all of our outstanding shares of common stock are owned by our advisor and our independent directors. Although we acquired an interest in a property in December 2009, we have not yet declared or paid any distributions on our outstanding shares of common stock through March 23, 2010.

Share Repurchase Plan

We have adopted a share repurchase program that may enable stockholders to sell their shares to us in limited circumstances.  We amended and restated our share repurchase program on February 12, 2010.  The effect of the amendment was to change the price at which we will redeem the shares.  As amended, prior to establishing the estimated value of our shares, the prices at which we will initially repurchase shares are as follows:

•	The lower of $9.25 or the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;
•	The lower of $9.50 or the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;
•	The lower of $9.75 or the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and
•	The lower of $10.00 or the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.

Item 6.  Selected Financial Data

We have omitted presentation of selected financial data because, as a smaller reporting company, we are not required to provide such information.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Bluerock Enhanced Multifamily Trust, Inc., and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Bluerock Enhanced Multifamily Trust, Inc., a Maryland corporation, and, as required by context, Bluerock Enhanced Multifamily Holdings, L.P. , a Delaware limited partnership, which we refer to as our “operating partnership,” and to their subsidiaries. Also see “Forward-Looking Statements” preceding Part I.

Overview

We are a recently formed Maryland corporation that intends to qualify as a REIT beginning with the taxable year in which the Company satisfies the minimum offering requirements, which we expect will be with the taxable year ended December 31, 2010.

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

•
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

•
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

•
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

Although the above outlines our target portfolio, we may make adjustments based on, among other things, prevailing real estate market conditions and the availability of attractive investment opportunities. We will not forego an attractive investment because it does not fit within our targeted asset class or portfolio composition. We may use the proceeds of this offering to purchase or invest in any type of real estate or real estate-related investment which we determine is in the best interest of our stockholders, subject to the provisions of our charter which limit certain types of investments.

Results of Operations

Our results of operations as of December 31, 2009 are not indicative of those expected in future periods as we were in our organizational and development stage and had not commenced business operations until the purchase of our first asset on December 3, 2009.  During the period from inception (July 25, 2008) to December 31, 2008, we had been formed but had not yet commenced operations, as we had not yet begun our best efforts initial public offering.

The SEC declared the registration statement for our best efforts initial public offering effective on October 15, 2009, and we retained Select Capital Corporation to serve as our dealer manager for the offering.  We began our operations on December 3, 2009 with our acquisition of the Springhouse property.  Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the apartment housing industry and real estate generally, which may be reasonably anticipated to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of our assets.

Our organization and offering costs are initially being paid by our advisor, the dealer manager and their affiliates on our behalf. These organization and offering costs include all expenses (other than selling commissions and the dealer manager fee) to be paid by us in connection with our initial public offering, including but not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the escrow holder; (iii) reimbursement of the dealer manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (iv) reimbursement to the advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by us (including the travel, meal and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the dealer manager for travel, meals, lodging and attendance fees incurred by employees of the dealer manager to attend retail seminars conducted by broker-dealers. Our advisor and its affiliates have incurred on our behalf organization and offering costs of approximately $2,893,000 through December 31, 2009. These costs are not recorded in our consolidated financial statements because such costs are not a liability to us until we sell the minimum number of shares, and such costs will only become a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering.

We accounted for the acquisition of the Springhouse property in accordance with the provisions of the Consolidation Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”.)  The Company consolidates the joint venture because we have a controlling financial interest in the joint venture.  The results of operations represent the consolidated results from December 3, 2009, the date of acquisition, through December 31, 2009.

Rental revenue was approximately $309,000 and includes net base rent and tenant reimbursements for the Springhouse property.

Property operating expenses were approximately $57,700 and were comprised of property operating expenses for the Springhouse property.

Property taxes and insurance were approximately $36,500 and were related to the Springhouse property.

Management fees were approximately $20,550 and include the property management fee and the asset management fee paid to our advisor.

General and administrative expenses were approximately $30,200 and include the accrued director’s compensation from the October restricted stock grant.

Depreciation and amortization totaled approximately $164,000 and were comprised of depreciation of the Springhouse property and amortization of loan financing costs associated with the Springhouse acquisition.

Interest expense was approximately $123,900 and was related to the mortgage loan and affiliate loan for the Springhouse acquisition.

Loss allocated to minority interests was approximately $41,000 and represents the 62.5% pro-rata share of the consolidated loss from the Springhouse joint venture.

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

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of the cost of our assets unless a majority of our independent directors approves the borrowing. Our charter also requires that we disclose the justification for any borrowings in excess of the 75% leverage guideline in the next quarterly report. Our independent directors approved the borrowing of approximately $3.2 million (discussed below) to purchase the Springhouse property and the resulting leverage ratio in excess of the 75% guideline. The independent directors determined that the excess leverage was justified for the following reasons:

 • the loans enabled us to purchase the property and earn rental income more quickly;

 • the property acquisition is likely to increase the net offering proceeds from our initial public offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital;

 • the loans are non-recourse to the Company;

 • the prospectus for our initial public offering disclosed the likelihood that we would exceed the charter’s leverage guidelines during the early stages of the offering.

Note Payable

In connection with our investment in the Springhouse joint venture, on December 3, 2009, BEMT Springhouse LLC, a wholly owned subsidiary of our operating partnership (“BEMT Springhouse”), borrowed $3.2 million (the “BEMT Co-Investor Loan”) from Bluerock Special Opportunity + Income Fund, LLC (“BEMT Co-Investor”), an affiliate of our advisor. The BEMT Co-Investor Loan has a six-month term, maturing June 3, 2010, and may be prepaid without penalty. It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. As of March 1, 2010, the interest rate on the BEMT Co-Investor Loan was 7.00%. Interest on the loan will be paid on a current basis from cash flow distributed to us from BR Springhouse Managing Member, LLC (the “Springhouse Managing Member JV Entity”). The BEMT Co-Investor Loan is secured by a pledge of our indirect membership interest in BEMT Springhouse and a pledge of BEMT Springhouse’s membership interest in the Springhouse Managing Member JV Entity.  We expect to repay the note upon maturity with the proceeds to be raised from our Initial Public Offering.  If we are unable to repay the principal amount upon maturity, we will seek to extend the loan or refinance.  If we cannot repay or refinance the note, then we will lose our interest in the Springhouse joint venture.

Mortgage Payable

The acquisition of the Springhouse property by BR Hawthorne Springhouse JV, LLC (“Springhouse JV Entity”), a 75%-owned subsidiary of the Springhouse Managing Member JV Entity, was funded, in part, with a $23.4 million senior mortgage loan made to BR Springhouse, LLC (“BR Springhouse”), a wholly owned subsidiary of Springhouse JV Entity, by CW Capital LLC and subsequently sold to the Federal Home Loan Mortgage Corporation (Freddie Mac) (the “Senior Loan”), which Senior Loan is secured by the Springhouse property. The Senior Loan has a 10-year term, maturing on January 1, 2020. The effective interest rate on the loan is fixed at 5.66% per annum, with interest-only payments for the first two years and fixed monthly payments of approximately $134,221 based on a 30-year amortization schedule thereafter.

Prepayment terms of the Senior Loan depend on whether the loan is securitized on or before January 1, 2011. If the loan is securitized, then a two-year lockout period from the date of funding applies, with BR Springhouse having the right to defease after the lockout period up to the third month prior to the maturity date, after which the loan may be prepaid in full without penalty. If the Senior Loan is not securitized on or before January 1, 2011, then yield maintenance payments will be required to the extent prepaid before the sixth month prior to the maturity date. During the period from the sixth month prior to the maturity date to the third month prior to the maturity date, a prepayment premium of 1% of the loan amount will be required and thereafter the loan may be prepaid without penalty.

R. Ramin Kamfar and James G. Babb, III, who are our executive officers and members of our board of directors, and Edward Harrington, Samantha Davenport and Shoffner Allison, who are affiliates of Hawthorne Springhouse, LLC (“Hawthorne”), the 25% owner of the Springhouse JV Entity, have guaranteed all recourse liabilities of BR Springhouse under the Senior Loan, including environmental indemnities. During the year ended December 31, 2009 the Company incurred $123,875 of interest expense.

Distributions

We have not paid any distributions as of the date of December 31, 2009. We intend to make regular cash distributions to our stockholders, typically on a monthly basis. Our board of directors will determine the amount of distributions to be distributed to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. Especially during the early stages of our operations, we may declare distributions in excess of funds from operations.

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

We consider FFO to be an appropriate supplemental measure of a REIT’s operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. The use of FFO is recommended by the REIT industry as a supplemental performance measure.

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
Building improvements                                                             10-25 years
Land improvements                                                                   20-25 years
Tenant improvements                                                             Shorter of lease term or expected useful life

Tenant origination and absorption costs                           Remaining term of related lease

Real Estate Purchase Price Allocation

Real estate, consisting of land, buildings and improvements, is recorded at cost.  The Company allocates the cost of an acquisition to the acquired tangible assets and identifiable intangibles based on their estimated fair values in accordance with the Consolidation Topic of the FASB ASC.

We will record above-market and below-market in-place leases values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.  We will amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease.  Upon termination of a lease, the unamortized portion of the above-market or below-market lease intangible associated with the vacating tenant’s lease would be charged to rental income in that period.

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

Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and intends to operate as such commencing with the taxable year in which the Company satisfies the minimum offering requirements.  The Company expects to have little or no taxable income prior to electing REIT status.  To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

Subsequent Events

On March 23, 2010, our board of directors approved investments in two properties.
The Reserve at Creekside Village (“Creekside”) is a 192-unit class A garden style multifamily community located in Chattanooga, Tennessee.  The investment will be through a joint venture consisting of a wholly owned subsidiary of our operating partnership (“BEMT Creekside”), BEMT Co-Investor, an affiliate of our sponsor, Bluerock Special Opportunity + Income Fund II, LLC (“BEMT Co-Investor II”), an affililiate of our sponsor, and Hawthorne, an unaffiliated entity.  BEMT Creekside will have a 22.7% indirect equity interest.  Our equity capital investment in BEMT Creekside will be funded by an up to $1.1 million related party loan from BEMT Co-Investor II. The related party loan will have a six-month term with an interest rate of 30-day LIBOR plus 5.00% subject to a 7% floor. The aggregate purchase price for the Creekside property is approximately $14.25 million, plus closing costs funded with approximately $2.4 million of gross equity from the joint venture entity and a $12.5 million HUD loan that is being assumed from the seller. The HUD loan has a ten year term with a 6% interest rate.

The second investment is The Apartments at Meadowmont (“Meadowmont”).  Meadowmont is a 258-unit class A  multifamily community located in Chapel Hill, North Carolina.  The investment will be through a joint venture consisting of a wholly owned subsidiary of our operating partnership (“BEMT Meadowmont”), BEMT Co-Investor II, an affiliate of our sponsor and Bell Partners, an unaffiliated entity.  BEMT Meadowmont will have a 25% indirect equity interest in the Meadowmont property.  Our equity capital investment in BEMT Meadowmont will be funded by an up to $2.6 million related party loan from BEMT Co-Investor II. The related party loan will have a six-month term with an interest rate of 30-day LIBOR plus 5.00% subject to a 7% floor. The aggregate purchase price for the Meadowmont property is approximately $37 million, plus closing costs funded with approximately $9.65 million of gross equity from the joint venture entity and a $28.5 million senior mortgage loan made to the joint venture by CW Capital LLC to be subsequently sold to the Federal Home Loan Mortgage Corporation.  The loan has a ten year term with a 5.5% interest rate.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, we are not required to provide such information.

Item 8.  Financial Statements and Supplementary Data

The information required by this Item 8 is hereby included in our Consolidated Financial Statements beginning on page F-1 of the Annual Report on Form 10-K.

Item 9.  Change in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

None.

Item 10.  Directors, Executive Officers and Corporate Governance

Our Executive Officers and Directors

The individuals listed as our executive officers below will also serve as officers and employees of our advisor. As executive officers of the advisor, they will serve to manage the day-to-day affairs and carry out the directives of our board of directors in the review, selection and recommendation of investment opportunities and operating acquired investments and monitoring the performance of those investments to ensure that they are consistent with our investment objectives.  The duties that these executive officers will perform on our behalf, on the other hand, will not involve the review, selection and recommendation of investment opportunities, but rather the performance of corporate governance activities on our behalf that require the attention of one of our corporate officers, including signing certifications required under Sarbanes-Oxley Act of 2002, as amended, for filing with the our periodic reports.  All of the individuals listed below as our directors have terms expiring on the date of the 2011 annual meeting or until his or her successor is elected and qualified.

Name*	Age**	Position	Year First Became Director
R. Ramin Kamfar	46	Chairman of the Board and Chief Executive Officer	2008
James G. Babb, III	45	President, Chief Investment Officer and Director	2008
Jordan B. Ruddy	47	Senior Vice President and Chief Operating Officer	N/A
Jerold E. Novack	54	Senior Vice President and Chief Financial Officer	N/A
Michael L. Konig	49	Senior Vice President, Secretary and General Counsel	N/A
Brian D. Bailey	43	Independent Director	2009
I. Bobby Majumder	41	Independent Director	2009
Romano Tio	50	Independent Director	2009

* The address of each executive officer and director listed is 680 5th Avenue, 16th Floor, New York, New York 10019.

** As of March 23, 2010.

R. Ramin Kamfar, Chairman of the Board and Chief Executive Officer. Mr. Kamfar serves as our Chairman of the Board and Chief Executive Officer, and is the Chief Executive Officer of our advisor. He has also served as the Chairman and Chief Executive Officer of Bluerock since its inception in October 2002. Mr. Kamfar has approximately 20 years of experience in building operating companies, and in various aspects of real estate, mergers and acquisitions, private equity investing, investment banking, public and private financings, and retail operations.

From 1988 to 1993, Mr. Kamfar worked as an investment banker at Lehman Brothers Inc., New York, New York, where he specialized in mergers and acquisitions, corporate finance and private placements. From 1993 to 2002, Mr. Kamfar was the CEO and Chairman of New World Restaurant Group, Inc. (now known as Einstein Noah Restaurant Group, Inc (NASDAQ: BAGL)), a company he founded and grew through a consolidation and turnaround of several companies to approximately 800 locations and $400 million in gross revenues and a portfolio of brands which included Einstein Bros. ® and Noah’s NY Bagels ® . From 1999 to 2002, Mr. Kamfar served as an active investor, advisor and member of the Board of Directors of Vsource, Inc., a technology company subsequently sold to Symphony House (KL: SYMPHNY), a leading business process outsourcing company focused on the Fortune 500 and Global 500. Mr. Kamfar received an M.B.A. degree with distinction in Finance in 1988 from The Wharton School of the University of Pennsylvania, located in Philadelphia, Pennsylvania, and a B.S. degree with distinction in Finance in 1985 from the University of Maryland located in College Park, Maryland.

James G. Babb, III, President and Chief Investment Officer. Mr. Babb serves as our President and Chief Investment Officer and is on our board of directors, and is the President and Chief Investment Officer of our advisor. Mr. Babb is also the Managing Director and Chief Investment Officer of Bluerock, which he joined in July 2007. He oversees all real estate sourcing, diligence, structuring and acquisitions for Bluerock. He has been involved exclusively in real estate acquisition, management, financing and disposition for more than 20 years, primarily on behalf of investment funds since 1992.

From 1992 to August 2003, Mr. Babb helped lead the residential and office acquisitions initiatives for Starwood Capital Group, or Starwood Capital, most recently as a Senior Vice President. Starwood Capital was formed in 1992 and during his tenure raised and invested funds on behalf of institutional investors through seven private real estate funds, each of which had investment objectives similar to ours (but not limited to multifamily investments), and which in the aggregate ultimately invested approximately $8 billion in approximately 250 separate transactions. During such period, Mr. Babb led or shared investment responsibility for over 75 investment transactions totaling approximately $2.5 billion of asset value in more than 20 million square feet of residential, office and industrial properties located in 25 states and seven foreign countries, including a significant number of transactions that were contributed to the initial public offering of Equity Residential Properties Trust (NYSE: EQR), and to create iStar Financial Inc. (NYSE: SFI). Mr. Babb was also active in Starwood Capital’s efforts to expand its platform to invest in Europe.  From August 2003 to July 2007, Mr. Babb founded his own principal investment company, Bluepoint Capital, LLC. Bluepoint was a private real estate investment company focused on the acquisition, development and/or redevelopment of residential and commercial properties in the Northeast United States and Western Europe. Mr. Babb received a B.A. degree in Economics in 1987 from the University of North Carolina at Chapel Hill.

Jordan B. Ruddy, Senior Vice President and Chief Operating Officer. Jordan Ruddy serves as the Senior Vice President and Chief Operating Officer of our company and of our advisor. Mr. Ruddy is also the President and Chief Operating Officer for Bluerock, which he joined in 2002. Mr. Ruddy has 20 years of experience in real estate acquisitions, financings, management and dispositions.

From 2000 to 2001, Mr. Ruddy served as an investment banker at Banc of America Securities LLC, where he was responsible for various types of real estate investment banking transactions including equity offerings, debt placements and asset sales. From 1997 to 2000, Mr. Ruddy served as Vice President of Amerimar Enterprises, a real estate company specializing in value-added investments nationwide, where he managed acquisitions, financings, leasing, asset management and dispositions involving over 1,500,000 square feet of commercial and multifamily real estate. From 1995 to 1997, Mr. Ruddy served as an investment banker at Smith Barney Inc., where he was responsible for various types of real estate investment banking transactions including equity offerings, debt placements and asset sales. From 1988 to 1993, Mr. Ruddy served in the real estate department of The Chase Manhattan Bank, most recently as a Second Vice President. Mr. Ruddy received an M.B.A. degree in Finance and Real Estate in 1995 from The Wharton School of the University of Pennsylvania, located in Philadelphia, Pennsylvania, and a B.S. degree with high honors in Economics in 1986 from the London School of Economics, located in London, England.

Jerold E. Novack, Senior Vice President and Chief Financial Officer. Mr. Novack serves as Senior Vice President and Chief Financial Officer of our company and our advisor. Mr. Novack has also served as the Senior Vice President — Chief Financial Officer of Bluerock since October 2004. Mr. Novack has over 25 years of experience in public and private financings, operations and management.

From June 1994 to April 2002, Mr. Novack served in senior financial positions of New World Restaurant Group, Inc. (now known as Einstein Noah Restaurant Group, Inc. (NASDAQ: BAGL)), including as its Executive Vice President and Chief Financial Officer. From 1982 to 1993, Mr. Novack held various senior financial positions at several specialty retail chains, including Mercantile Department Stores and Brooks Fashion Stores. Mr. Novack received a B.S. degree in Accounting in 1976 from Brooklyn College, City University of New York.

Michael L. Konig, Senior Vice President, Secretary and General Counsel. Mr. Konig serves as the Senior Vice President and General Counsel of our company and our advisor. Mr. Konig has also served as counsel for Bluerock and its affiliates since December 2004. Mr. Konig has over 20 years of experience in law and business.

From 1987 to 1997, Mr. Konig was an attorney at the firms of Greenbaum Rowe Smith & Davis and Ravin Sarasohn Cook Baumgarten Fisch & Baime, representing borrowers and lenders in numerous financing transactions, primarily involving real estate, distressed real estate and Chapter 11 reorganizations, as well with respect to a broad variety of litigation and corporate law matters. From 1998 to 2002, Mr. Konig served as legal counsel, including as General Counsel, at New World Restaurant Group, Inc. (now known as Einstein Noah Restaurant Group, Inc. (NASDAQ: BAGL)). From 2002 to December 2004, Mr. Konig served as Senior Vice President of Roma Food Enterprises, Inc. where he led operations and the restructuring and sale of the privately held company with approximately $300 million in annual revenues. Mr. Konig received a J.D. degree cum laude in 1987 from California Western School of Law, located in San Diego, California, and an M.B.A. degree in Finance in 1988 from San Diego State University.

Brian D. Bailey, Independent Director. Mr. Bailey has served as one of our independent directors since January 2009. Mr. Bailey has more than 15 years of experience in sourcing, evaluating, structuring and managing private investments, as well as 8 years of experience with real estate and real estate-related debt financing. Mr. Bailey founded and currently serves as a Managing Partner of Carmichael Partners a private equity investment firm based in Charlotte, North Carolina. From October 2008 to December 2009, Mr. Bailey served as a Senior Advisor of Carousel Capital, a private equity investment firm with more than $500 million of capital commitments under management based in Charlotte, North Carolina. From April 2000 to October 2008, Mr. Bailey served as a Managing Partner of Carousel Capital. Since its inception, Carousel has made portfolio investments in more than 25 operating companies and has completed numerous additional acquisitions and financings related to these portfolio companies, including sale leaseback transactions, and has utilized such financings in several of its investments. Mr. Bailey’s duties at Carousel Capital included sourcing and evaluating investment opportunities, managing the firm’s investment process, serving on the firm’s Investment Committee, managing the firm’s fundraising efforts and communications with its limited partners and Board of Advisors, and serving as a director on the boards of certain portfolio companies, some of which have meaningful real estate assets on their balance sheets. Thus, Mr. Bailey has been involved in the management of numerous real estate issues over the course of his involvement with such portfolio companies. From 1999 to 2000, Mr. Bailey was a team member of Forstmann Little & Co., a leading private equity firm in New York, New York. From 1996 to 1999, Mr. Bailey was a Principal at the Carlyle Group in Washington, D.C., a global private equity firm which manages approximately $90 billion in capital. Earlier in his career, Mr. Bailey worked in the leveraged buyout group at CS First Boston in New York, New York and in the mergers and acquisitions group at Bowles Hollowell Conner & Company in Charlotte, North Carolina. Mr. Bailey has also worked in the public sector, as Assistant to the Deputy Chief of Staff and Special Assistant to the President at the White House from 1994 to 1996 and as Director of Strategic Planning and Policy at the U.S. Small Business Administration in 1994. He currently serves as a director of the Telecommunications Development Fund, a private equity investment fund headquartered in Washington, DC, and as a trustee at the North Carolina School of Science and Mathematics. Mr. Bailey received a B.A. degree in Mathematics and Economics in 1988 from the University of North Carolina at Chapel Hill and an M.B.A. degree in 1992 from the Stanford Graduate School of Business, located in Stanford, California.

I. Bobby Majumder, Independent Director. Mr. Majumder has served as one of our independent directors since January 2009. Mr. Majumder became a partner at the law firm of K&L Gates LLP in May 2005, where he specializes in corporate and securities transactions with an emphasis on the representation of underwriters, placement agents and issuers in both public and private offerings, private investment in public equity (PIPE) transactions and venture capital and private equity funds. From January 2000 to April 2005, Mr. Majumder was a partner at the firm of Gardere Wynne Sewell LLP. Through his law practice, Mr. Majumder has gained significant experience relating to the acquisition of a number of types of real property assets including raw land, improved real estate and oil and gas interests. He is an active member of the Park Cities Rotary Club, a charter member of the Dallas Chapter of The Indus Entrepreneurs and an Associates Board member of the Cox School of Business at Southern Methodist University. Mr. Majumder received a J.D. degree in 1993 from Washington and Lee University School of Law, located in Lexington, Virginia, and a B.A. degree in 1990 from Trinity University, located in San Antonio, Texas.

Romano Tio, Independent Director. Mr. Tio has served as one of our independent directors since January 2009. Mr. Tio serves as Managing Director at RM Capital Management LLC, a boutique investment and advisory firm focused on investing in distressed commercial mortgages at discounts that provide attractive risk adjusted returns. From January 2008 to May 2009, Mr. Tio served as a Managing Director and co-head of the commercial real estate efforts of HCP Real Estate Investors, LLC, an affiliate of Harbinger Capital Partners Funds, a $10+ billion private investment firm specializing in event/distressed strategies. From August 2003 until December 2007, Mr. Tio was a Managing Director at Carlton Group Ltd., a boutique real estate investment banking firm where he was involved in over $2.5 billion worth of commercial real estate transactions. Earlier in his career, Mr. Tio was involved in real estate sales and brokerage for 25 years. Mr. Tio received a B.S. degree in Biochemistry in 1982 from Hofstra University located in Hempstead, New York.

Nomination of Directors

General

We do not have a standing nominating committee and do not have a charter that governs the director nomination process.  However, our independent directors are responsible for identifying and nominating replacements for vacancies among our independent director positions.  Our board believes that the primary reason for creating a standing nominating committee is to ensure that candidates for independent director positions can be identified and their qualifications assessed under a process free from conflicts of interest with us.  Because nominations for vacancies in independent director positions are handled exclusively by our independent directors, our board of directors has determined that the creation of a standing nominating committee is not necessary.  Nominations for replacements for vacancies among non-independent director positions will be considered and made by the full board.

Board Membership Criteria

Each Director, other than Independent Directors, must have at least three years of relevant experience demonstrating the knowledge and experience required to successfully acquire and manage the type of assets we plan to acquire and manage.  In addition, at least one of the Independent Directors must have at least three years of relevant real estate experience.

With respect to filling vacancies for independent director positions, the independent directors will review the appropriate experience, skills and characteristics required of board members in the context of the then-current membership of the board.  The full board annually conducts a similar review with respect to all director nominations.  This assessment includes, in the context of the perceived needs of the board at that time, issues of knowledge, experience, judgment and skills, such as an understanding of the real estate and real estate finance industry or accounting or financial management expertise.  The board seeks to nominate directors with diverse backgrounds, experiences and skill sets that complement each other so as to maximize the collective knowledge, experience, judgment and skills of the entire board.  The board will assess its effectiveness in achieving this goal annually, in part, by reviewing the diversity of the skill sets of the directors and determining whether there are any deficiencies in the board’s collective skill set that should be addressed in the nominating process.  The board will make its first assessment in connection with director nominations for the 2011 annual stockholders’ meeting.

Other considerations in director nominations include the candidate’s independence from conflict with us and the ability of the candidate to attend board meetings regularly and to devote an appropriate amount of time in preparation for those meetings.  It also is expected that independent directors will be individuals who possess a reputation and hold positions or affiliations befitting a director of a publicly held company and who are actively engaged in their occupations or professions or are otherwise regularly involved in the business, professional or academic community.

Selection of Directors

In determining the composition of our initial board of directors, our sponsor’s goal was to assemble a group of individuals of sound character, judgment and business acumen, whose varied backgrounds, leadership experience and real estate experience would complement each other to bring a diverse set of skills and perspectives to the board.

Mr. Kamfar, who controls our sponsor, was chosen to serve as the Chairman of the board because, as our Chief Executive Officer, Mr. Kamfar is well positioned to provide essential insight and guidance to the board from the inside perspective of the day-to-day operations of the company.  Furthermore, Mr. Kamfar brings to the board approximately 20 years of experience in building operating companies, and in various aspects of real estate, mergers and acquisitions, private equity investing, public and private financings, and retail operations.  His experience with complex financial and operational issues in the real estate industry, as well as his strong leadership ability and business acumen make him critical to proper functioning of our board.

Our sponsor selected Mr. Babb to serve as one of our initial directors because of his extensive expertise in real estate acquisition, management, finance and disposition. With more than 20 years of experience investing in and managing real estate investments, Mr. Babb will offer key insights and perspective with respect to our real estate portfolio. As one of our executive officers and the Chief Investment Officer of our advisor, Mr. Babb will also be able to inform and advise the board with respect the critical operational issues facing our company.

Our sponsor selected Mr. Bailey as one of our initial independent directors in order to leverage his extensive experience in sourcing, evaluating, structuring and managing private equity investments and his experience related to real estate and real-estate related debt financing.  In addition, Mr. Bailey’s prior service on the audit committees of numerous privately held companies provides him with the requisite skills and knowledge to serve effectively on our audit committee.

Our sponsor selected Mr. Majumder as one of our initial independent directors due to his depth of legal experience in advising clients with respect to corporate and securities transactions, including representations of underwriters, placement agents and issuers in both public and private offerings.  Mr. Majumder also brings with him significant legal experience relating to the acquisition of a number of types of real estate assets.

Our sponsor selected Mr. Tio as one of our initial independent directors as a result of his demonstrated leadership skill and industry-specific experience developed through a number of high-level management positions with investment and advisory firms specialized in the commercial real estate sector.

Committees of the Board of Directors

Our board of directors may establish committees it deems appropriate to address specific areas in more depth than may be possible at a full board meeting, provided that the majority of the members of each committee are independent directors. Our board of directors has established an audit committee and an investment committee.

We do not currently have a compensation committee because we do not plan to pay any compensation to our officers since we are externally managed by our advisor and have no employees.

Audit Committee

Our board of directors has established an audit committee. The audit committee will meet on a regular basis, at least quarterly and more frequently as necessary. The audit committee’s primary functions are:

•	to evaluate and approve the audit and non-audit services and fees of our independent registered public accounting firm;

•	to periodically review the auditors’ independence; and

•
to assist the board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, management’s system of internal controls and the audit and financial reporting process and overseeing the compliance with legal and regulatory requirements.

The members of the audit committee are Brian D. Bailey, I. Bobby Majumder and Romano Tio.  All of the members of the audit committee are “independent” as defined by our charter and by the New York Stock Exchange (“NYSE”) rules.  All members of the audit committee have significant financial and/or accounting experience, and the board of directors has determined that Mr. Majumder satisfies the SEC’s requirements for an “audit committee financial expert.”

The background and experience of Messrs. Bailey, Majumder and Tio are described above in “Our Executive Officers and Directors.”

Investment Committee

Our board of directors has delegated to the investment committee (1) certain responsibilities with respect to investments in specific real estate and real estate-related investments proposed by our advisor and (2) the authority to review our investment policies and procedures on an ongoing basis and recommend any changes to our board of directors.

Our board of directors has delegated to the investment committee the authority to approve all real property acquisitions, developments and dispositions, including real property portfolio acquisitions, developments and dispositions, as well as all real estate-related investments and all other investments in real estate consistent with our investment objectives, for investment cost of up to $50 million, including any financing of such investment. The board of directors, including a majority of the independent directors, must approve all investments for an investment cost greater than $50 million, including the financing of such investment. Our advisor will recommend suitable investments for consideration by the investment committee. If the members of the investment committee approve a given investment, then our advisor will be directed to make such investment on our behalf, if such investment can be completed on terms approved by the committee. Investments may be acquired from our advisor or its affiliates or our officers and directors or their affiliates, provided that a majority of our board of directors (including a majority of the independent directors), not otherwise interested in the transaction, approves the transaction as being fair and reasonable to our company and at a price to our company no greater than the cost of the investments to our advisor, its affiliates or any of our officers and directors, unless substantial justification exists for a price in excess of the cost to the affiliate and the excess is reasonable.

The initial members of our Investment Committee are James G. Babb, III, Brian D. Bailey and Romano Tio.

The background and experience of Messrs. Babb, Bailey and Tio are described above in “Our Executive Officers and Directors.”

Code of Ethics and Whistleblower Policy

Our board of directors adopted a Code of Ethics, Whistleblower Policy, and Corporate Governance Guidelines on January 14, 2009.  We believe these policies are reasonably designed to deter wrongdoing and promote honest and ethical conduct; full, fair, accurate, timely, and understandable disclosure in our reporting to our stockholders and the SEC; compliance with applicable laws; reporting of violations of the code; and accountability for adherence to the code.  Copies of our Code of Ethics, Whistleblower Policy, and Corporate Governance Guidelines are filed as exhibits to this Form 10-K.

Item 11.  Executive Compensation

Compensation of Executive Officers

We do not pay any compensation to our officers because we are externally managed by our advisor and have no employees.  We do not reimburse our advisor for compensation our advisor pays our executive officers.  The board intends to appoint a compensation committee composed of our independent directors to the extent necessary to discharge any board responsibilities in the future relating to compensation of our executives.  Officers will be eligible for awards under our Incentive Plan, however, we currently do not intend to grant any such awards, and no awards have been granted to our executive officers under our Incentive Plan.

Compensation of Directors

If a director is also one of our executive officers, we do not pay any compensation for services rendered as a director.  The amount and form of compensation payable to our independent directors for their service to us is determined by our board of directors, based upon recommendations from our advisor.  Two of our executive officers, Messrs. Kamfar and Babb, manage and control our advisor, and through the advisor, they are involved in recommending and setting the compensation to be paid to our independent directors.

We have provided below certain information regarding compensation earned by and paid to our directors during fiscal year 2009.

Name	Fees Earned or Paid in Cash in 2009 (1)	All Other Compensation (3)	Total
Brian D. Bailey	$$29,500	$$10,000	$$39,500
I. Bobby Majumder	$29,500	$$10,000	$$39,500
Romano Tio	$29,500	$$10,000	$$39,500
R. Ramin Kamfar(2)	−	−	−
James G. Babb, III(2)	−	−	−
_____________________

(1) No independent director fees or director reimbursements are payable unless we raise in our initial public offering the minimum offering amount of $2,500,000; until we raise the minimum offering amount, fees and other amounts payable to our board of directors will accrue without interest.

(2) Directors who are also our executive officers do not receive compensation for services rendered as a director.

(3) Value of vested portion of October 15, 2009 restricted stock grant.

We pay each of our independent directors:

•	an annual retainer of $25,000;

•	$2,500 for each board meeting attended;

•	$2,000 for each committee meeting attended; and

•	$1,000 for each teleconference meeting of the board or any committee.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

We have approved  and adopted an independent directors compensation plan, which will operate as a sub-plan of our Incentive Plan as described below. See“—Incentive Stock Plan.” Under the independent directors compensation plan and subject to such plan’s conditions and restrictions, each of our current independent directors received 5,000 shares of restricted stock on October 15, 2009, the date our offering was declared effective by the SEC. Going forward, each new independent director that joins the board will receive 5,000 shares of restricted stock upon election or appointment to the board. In addition, on the date following an independent director’s re-election to the board, he or she will receive 2,500 shares of restricted stock. Restricted stock will vest as to 20% of the shares on the date of grant and as to 20% of the shares on each of the first four anniversaries of the date of grant. Notwithstanding the foregoing, the restricted stock will become fully vested on the earlier occurrence of (1) the termination of the grantee’s service as a director due to his or her death, disability or termination without cause or (2) the occurrence of a change in our control.

Item 12.  Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Stock Ownership

The following table sets forth the beneficial ownership of our common stock as of March 23, 2010, for each person or group that holds more than 5% of our common stock, for each director and executive officer and for our directors and executive officers as a group.

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of All Shares
R. Ramin Kamfar	22,200	61%
James G. Babb, III	-
Jordan B. Ruddy	-
Jerold E. Novack	-
Michael L. Konig	-
Brian D. Bailey	5,000	13%
I. Bobby Majumder	5,000	13%
Romano Tio	5,000	13%
All directors and executive officers as a group	37,200	100.0%

(1)           The address of each beneficial owner listed is 680 Fifth Avenue, 16th Floor, New York, New York 10019.

(2)           As of March 23, 2010, our advisor owned 22,200 shares of our common stock, all of which is issued and outstanding stock, and 1,000 shares of convertible stock, all of which is issued and outstanding. Our advisor is controlled by BER Holdings, LLC, which is controlled by Mr. Kamfar. Thus, Mr. Kamfar has the power to direct how our advisor votes its shares of common stock.

Item 13. Certain Relationships And Related Transactions And Director Independence

Director Independence

Although our shares are not listed for trading on any national securities exchange, a majority of the members of our board of directors, and all of the members of the audit committee are “independent.”  An “independent” director is a person who is not one of our officers or employees or an officer or employee of our advisor or its affiliates and has not been so for the previous two years. Serving as a director of, or having an ownership interest in, another program sponsored by Bluerock will not, by itself, preclude independent director status.  The board of directors has determined that Brian D. Bailey, I. Bobby Majumder and Romano Tio each satisfies these criteria.  None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such other entities except for compensation directly related to service as a director of us.  Therefore, we believe that all of these directors are independent directors.

Certain Transactions with Related Persons

As described further below, we have entered into agreements with certain affiliates pursuant to which they will provide services to us.  As of March 23, 2010, we have not yet broken escrow in our initial public offering, but we have commenced operations through financing obtained from an affiliate loan transaction (described below under “Affiliate Loan for our Investment in the Springhouse Joint Venture”).  Our independent directors have reviewed the material transactions between our affiliates and us since the beginning of 2009 as well as any such currently proposed transactions.  Set forth below is a description of such transactions and the independent directors’ determination of their fairness.

Our Relationship with Bluerock Enhanced Multifamily Advisor, LLC (our Advisor)

R. Ramin Kamfar, our chairman of the board and chief executive officer, indirectly owns BER Holdings, LLC, the sole owner of our advisor.  Mr. Kamfar actively participates in the management and operations of the advisor. Since our inception, our advisor has provided day-to-day management of our business.  Among the services provided by our advisor under the terms of the advisory agreement are the following:

•	finding, presenting and recommending to us real estate investment opportunities consistent with our investment policies and objectives;

•	structuring the terms and conditions of our real estate investments, sales and joint ventures;

•	acquiring properties and other investments on our behalf in compliance with our investment objectives and policies;

•	sourcing and structuring our loan originations;

•	arranging for financing and refinancing of properties and our other investments;

•	entering into leases and service contracts for our properties;

•	supervising and evaluating each property manager’s performance;

•	reviewing and analyzing the properties’ operating and capital budgets;

•	assisting us in obtaining insurance;

•	generating an annual budget for us;

•	reviewing and analyzing financial information for each of our assets and the overall portfolio;

•
formulating and overseeing the implementation of strategies for the administration, promotion, management, operation, maintenance, improvement, financing and refinancing, marketing, leasing and disposition of our properties and other investments;

•	performing investor-relations services;

•	maintaining our accounting and other records and assisting us in filing all reports required to be filed with the SEC, the IRS and other regulatory agencies;

•	engaging and supervising the performance of our agents, including our registrar and transfer agent; and

•	performing any other services reasonably requested by us.

Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. The advisory agreement has a one-year term expiring October 15, 2010, but may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and us. Additionally, either party may terminate the advisory agreement without penalty upon 60 days’ written notice and, in such event, our advisor must cooperate with us and our directors in making an orderly transition of the advisory function.  From January 1, 2009 through the most recent date practicable, which was February 28, 2010, we have compensated our advisor as set forth below.

Our advisor or its affiliates may pay some of our organization and offering costs (other than selling commissions and dealer manager fees) incurred in connection with our ongoing public offering, including our legal, accounting, printing, mailing and filing fees.  We will reimburse our advisor for these costs, but only to the extent that the reimbursement would not cause selling commissions, the dealer manager fee and other organization and offering expenses borne by us to exceed 15% of the gross offering proceeds of our ongoing public offering.  In addition, our advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by us in the offering exceed 15% of gross offering proceeds. From January 1, 2009 through February 28, 2010, our advisor incurred approximately $2.96 million of our organization and offering expenses on our behalf.  As of March 23, 2010, we have not yet broken escrow in our initial public offering, and therefore we have not yet reimbursed our advisor for any of these costs.

We incur acquisition fees payable to our advisor equal to 1.75% of the cost of our acquired investments, including acquisition expenses and any debt attributable to such investments. With respect to investments in and originations of loans, in lieu of an acquisition fee we pay our advisor an origination fee equal to 1.75% of the amount funded by us to acquire or originate mortgage, mezzanine, bridge or other loans, including any expenses related to such investment and any debt we use to fund the acquisition or origination of the loan.  Acquisition and origination fees relate to services provided in connection with the selection and acquisition or origination of real estate and real estate-related investments.  Acquisition fees from January 1, 2009 through February 28, 2010 totaled approximately $236,000.  We paid no origination fees during that period.  All acquisition and origination fees incurred as of February 28, 2010 have been paid.

In addition to acquisition and origination fees, we reimburse our advisor for amounts that it pays in connection with the selection, acquisition or development of a property or the selection and acquisition or origination of a real estate-related investment, whether or not we ultimately acquire the asset. From January 1, 2009 through February 28, 2010, our advisor and its affiliates did not incur any such costs as of February 28, 2010.

For asset management services, we pay our advisor a monthly fee equal to one-twelfth of 1.0% of the higher of the cost or value of each asset, where cost excludes acquisition fees and expenses but includes any debt attributable to the asset, as well as any costs we expend to develop, construct or improve an asset and where value is the fair market value established by an independent valuation report.  However, 50% of the asset management fee will not be payable until stockholders have received distribution in an amount equal to at least a 6.0% per annum cumulative, non-compounded return.  From January 1, 2009 through February 28, 2010, our asset management fees totaled approximately $8,000 and were accrued but unpaid as of February 28, 2010.

Under our advisory agreement our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and information technology costs.  We do not, however, reimburse our advisor for personnel costs in connection with services for which our advisor receives acquisition, origination or disposition fees.  Although the advisor has the right to seek reimbursement for our allocable share of its employee costs, to date it has not done so. From January 1, 2009 through February 28, 2010, our advisor and its affiliates incurred approximately $1.3 million of insurance premiums and operating expenses incurred on our behalf, which amount has not yet been reimbursed as of February 28, 2010.

The independent directors reviewed our relationship with our advisor during 2009 and considered it to be fair.  The independent directors believe that the amounts payable to the advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for the advisor to provide the desired level of services to us and our stockholders.

Other Services Provided by Affiliates

In addition to the services described above to be provided by our advisor and its affiliates, affiliates of our advisor may provide other property-level services to our company and may receive compensation for such services, including leasing, loan servicing, property tax reduction and risk management fees. However, under no circumstances will such compensation exceed an amount that would be paid to non-affiliated third parties for similar services. A majority of the independent directors must approve all compensation for such other services paid to our advisor or any of its affiliates.

Springhouse Joint Venture with Affiliate

On December 3, 2009, through a wholly owned subsidiary of our operating partnership, we completed an investment in a joint venture along with Bluerock Special Opportunity + Income Fund, LLC (“BEMT Co-Investor”), an affiliate of our sponsor, and Hawthorne Springhouse, LLC (“Hawthorne”), an unaffiliated entity, to acquire a 432-unit garden-style multifamily community known as Springhouse at Newport News (the “Springhouse property”), located in Newport News, Virginia, from Newport-Oxford Associates Limited Partnership, an unaffiliated entity.

In connection with the closing of the Springhouse property acquisition, we invested $2.5 million to acquire a 50% equity interest in BR Springhouse Managing Member, LLC (the “Springhouse Managing Member JV Entity”) through a wholly owned subsidiary of our operating partnership, BEMT Springhouse, LLC (“BEMT Springhouse”).  BEMT Co-Investor invested $2.5 million to acquire the remaining 50% interest in the Springhouse Managing Member JV Entity.  BEMT Springhouse and BEMT Co-Investor are co-managers of the Springhouse Managing Member JV Entity.

The Springhouse Managing Member JV Entity contributed its capital to acquire a 75% equity interest in BR Hawthorne Springhouse JV, LLC (the “Springhouse JV Entity”) and acts as the manager of the Springhouse JV Entity.  Hawthorne invested $1.7 million to acquire the remaining 25% interest in the Springhouse JV Entity.  The Springhouse JV Entity is the sole owner of BR Springhouse, LLC (“BR Springhouse”), a special-purpose entity that holds title to the Springhouse property.

Under the terms of the operating agreement for the Springhouse Managing Member JV Entity, certain major decisions regarding the investments of the Springhouse Managing Member JV Entity require the unanimous approval of BEMT Co-Investor and us (through BEMT Springhouse).  To the extent that we and BEMT Co-Investor are not able to agree on a major decision or at any time after December 3, 2012, either party may initiate a buy-sell proceeding.  Additionally, any time after December 3, 2012, either party may initiate a proceeding to force the sale of the Springhouse Managing Member JV Entity’s interest in the Springhouse JV Entity to a third party, or, in the instance of the non-initiating party’s rejection of a sale, cause the non-initiating party to purchase the initiating party’s interest in the Springhouse Managing Member JV Entity.  The operating agreement contains terms, conditions, representations, warranties and indemnities that are customary and standard for joint ventures in the real estate industry.

Under the terms of the operating agreement of the Springhouse JV Entity, major decisions with respect to the joint venture or the Springhouse property are made by the majority vote of an appointed management committee, which is controlled by the Springhouse Managing Member JV Entity.  However, any decision with respect to the sale or refinancing of the Springhouse property requires the unanimous approval of the Springhouse Managing Member JV Entity and Hawthorne.  Further, to the extent that the Springhouse Managing Member JV Entity and Hawthorne are not able to agree on a major decision or at any time after December 3, 2012, either party may initiate a buy-sell proceeding.  Additionally, any time after December 3, 2012, either party may initiate a proceeding to force the sale of the Springhouse property to a third party, or, in the instance of the non-initiating party’s rejection of a sale, cause the non-initiating party to purchase the initiating party’s interest in the Springhouse JV Entity.  The operating agreement contains terms, conditions, representations, warranties and indemnities that are customary and standard for joint ventures in the real estate industry.

As a result of the structure described above, we and BEMT Co-Investor each hold a 37.5% indirect equity interest in the Springhouse property, and Hawthorne holds the remaining 25% indirect equity interest.  We, BEMT Co-Investor and Hawthorne will each receive current distributions from the operating cash flow generated by the Springhouse property in proportion to these respective percentage equity interests.

The independent directors reviewed the proposed joint venture transaction with our affiliate and considered it to be fair and reasonable to us and on substantially the same terms and conditions as those received by the other joint venturers.

Affiliate Loan for our Investment in the Springhouse Joint Venture

In connection with our investment in the Springhouse joint venture, on December 3, 2009, BEMT Springhouse entered into a loan agreement with BEMT Co-Investor pursuant to which BEMT Springhouse borrowed $3.2 million (the “BEMT Co-Investor Loan”).  The BEMT Co-Investor Loan has a six-month term, maturing June 3, 2010, and may be prepaid without penalty.  It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized.  As of March 1, 2010, the interest rate on the BEMT Co-Investor Loan was 7.00%.  Interest on the loan will be paid on a current basis from cash flow distributed to us from the Springhouse Managing Member JV Entity.  The BEMT Co-Investor Loan is secured by a pledge of our indirect membership interest in BEMT Springhouse and a pledge of BEMT Springhouse’s membership interest in the Springhouse Managing Member JV Entity.  In accordance with the requirements of our charter, the BEMT Co-Investor Loan was reviewed and approved by a majority of our board of directors (including a majority of our independent directors) as being fair, competitive, and commercially reasonable and no less favorable to us than loans between unaffiliated parties under the same circumstances.  Furthermore, due to the unique investment opportunity presented by the Springhouse property, including the opportunity to distinguish ourselves competitively from other early-stage non-traded REITs, our board of directors expressly considered and approved leverage in excess of our general charter-imposed limitations in connection with entering into the BEMT Co-Investor loan.

Currently Proposed Transactions

On March 23, 2010 the board of directors approved two investment transactions with related parties (described above under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-Subsequent Events.)

Item 14.  Principal Accounting Fees and Services

Independent Auditors

During the years ended December 31, 2009 and 2008, Freedman & Goldberg served as our independent auditor and provided certain tax and other services.  Freedman & Goldberg has served as our independent auditor since our formation.

Pre-Approval Policies

In order to ensure that the provision of such services does not impair the auditors’ independence, the audit committee approved, on January 14, 2009, an Audit Committee Pre-approval Policy for Audit and Non-audit Services.  In establishing this policy, the audit committee considered whether the service is a permissible service under the rules and regulations promulgated by the SEC.  In addition, the audit committee, may, in its discretion, delegate one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.

Since October 15, 2009, when we became a reporting company under Section 15(d) of the Securities Exchange Act of 1934, all services rendered by Freedman & Goldberg have been pre-approved in accordance with the policies and procedures described above.

Principal Auditor Fees

The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Freedman & Goldberg for the years ended December 31, 2009 and 2008, are set forth in the table below.

	2009	2008
Audit fees	$31,030	$-
Audit-related fees	66,278	-
Tax fees	1,610	-
All other fees	-	-
Total	$98,918	$-

For purposes of the preceding table, Freedman & Goldberg’s professional fees are classified as follows:

•
Audit fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by Freedman & Goldberg in order for them to be able to form an opinion on our consolidated financial statements.  These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•
Audit-related fees – These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•
Tax fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements.  These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues.  Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.

•	All other fees – These are fees for any services not included in the above-described categories.

PART IV
Item 15.  Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed.

1.	Financial Statements

The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

2.	Financial Statement Schedules

Schedule III Real Estate and Accumulated Depreciation

3.	Exhibits

The list of exhibits filed as part of this Annual Report on Form 10-K is set forth in the Exhibit Index following the financial statements in response to Item 601 of Regulation S-K.

(b)	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	Financial Statement Schedules.

All financial statement schedules, except for Schedule III (see (a) 2. above), have been omitted because the required information of such schedules is not present, is not present in amounts sufficient to require a schedule or is included in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

DATE: March 31, 2010                                                                                 /s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

DATE: March 31, 2010                                                                                  /s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

DATE: March 31, 2010                                                                                  /s/ Jerold E. Novack
Jerold E. Novack
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

DATE: March 31, 2010                                                                                  /s/ Brian D. Bailey
Brian D. Bailey
Director

DATE: March 31, 2010                                                                                  /s/ I Bobby Majumder
I Bobby Majumder
Director

DATE: March 31, 2010                                                                                  /s/ Romano Tio
Romano Tio
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bluerock Enhanced Multifamily Trust, Inc.

We have audited the accompanying consolidated balance sheets of Bluerock Enhanced Multifamily Trust, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  Our audits also included the financial statement schedule in Item 15(a), Schedule III-Real Estate Assets and Accumulated Depreciation.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluerock Enhanced Multifamily Trust, Inc. as of December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

/s/ Freedman & Goldberg, CPAs, PC

Farmington Hills, MI
March 31, 2010

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008

	2009	2008

ASSETS
Real Estate:
Land	$5,616,000	$-
Buildings and improvements	23,634,000
Total real estate, cost	29,250,000	-
Less accumulated depreciation and amortization	(157,937)
Total real estate, net	29,092,063	-
Cash and cash equivalents	666,714	201,001
Rents, other receivables and prepaid expenses	125,162
Deferred financing, net	1,102,802
Other assets

TOTAL ASSETS	$30,986,741	$201,001

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage payable	$23,400,000	$-
Note payable	2,778,389
Accounts payable and accrued liabilities	219,882
Due to affiliates	-
Total liabilities	26,398,271	-

Minority interest	4,492,039

Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares
authorized; none issued and outstanding
Common stock, $0.01 par value, 249,999,000 shares
authorized; 37,200 shares issued and outstanding	372	222
Nonvoting convertible stock, $0.01 par value per share;
1,000 shares authorized, issued and outstanding	10
Additional paid-in-capital, net of costs	336,481	200,779
Deferred compensation - incentive shares	(120,000)
Cumulative net loss	(120,432)
Total stockholders' equity	96,431	201,001
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,986,741	$201,001

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
For the Year Ended December 31, 2009

Revenues
Rental revenue	$303,219
Tenant reimbursements and other income	8,972
Total Revenues	312,191

Expenses
Property operating expenses	57,672
Property taxes and insurance	36,558
Management fees	20,550
General and administrative	30,193
Depreciation and amortization	163,775
Total expenses	308,748

Operating income	3,443

Interest expense	123,875

Loss before minority interest allocation	(120,432)

Loss allocated to minority interests	41,111
Net loss	$(79,321)

Basic and diluted loss per share	$(3.12)

Weighted average number of shares outstanding	25,405

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2009 and 2008

	Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Deferred Compensation - Incentive Shares	Cumulative Distributions	Net Loss (Income)	Total Stockholders' Equity
Balance, January 1, 2008					$-	$-	$-	$-	$-
Issuance of common stock, net			22,200	$222	199,779				200,001
Issuance of convertible stock	1,000	$10			990				1,000
Balance, December 31, 2008	1,000	10	22,200	222	200,769	$-	-	-	201,001

Issuance of restricted stock, net			15,000	150	149,850	(120,000)			30,000
Deferred offering costs					(14,138)				(14,138)
Net Loss								(120,432)	(120,432)
Balance, December 31, 2009	1,000	$10	37,200	$372	$336,481	$(120,000)	$-	$(120,432)	$96,431

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2009

Cash flows from operating activities
Net loss		$ (79,321)
Minority interest in net loss of consolidated entity	(41,111)
Depreciation and amortization	163,775
Increase in receivables	(125,162)
Increase in deferred financing	(1,108,640)
Increase in accounts payable	219,882
Net cash flow from operations		(970,577)

Cash Flows from Investing Activities
Purchase of real estate	(29,250,000)

Net Cash Flows from Investing Activities		(29,250,000)

Cash Flows from Financing Activities
Proceeds from mortgages	23,400,000
Proceeds from notes payable	2,778,389
Minority interest contributions	4,492,039
Issuance of common stock, net	15,862
Net Cash Flows from Financing Activities		30,686,290

Net change in cash and cash equivalents		465,713

Cash and cash equivalents at beginning of year		201,001

Cash and cash equivalents at end of year		$ 666,714

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009 and DECEMBER 31, 2008

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

On August 22, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares and a minimum of $2,500,000 in shares of our common stock in our primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers.  We also are offering up to $285,000,000 in shares pursuant to our distribution reinvestment plan at $9.50 per share. The SEC declared our registration statement effective on October 15, 2009 and on December 3, 2009 the Company acquired, through a joint venture partnership, one multifamily real estate property and commenced active operations

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our company’s consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.  The Company will consider future majority owned and controlled joint ventures for consolidation in accordance with the provisions required by the Consolidation Topic of the FASB ASC.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009 and DECEMBER 31, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.  There are no restrictions on the use of the Company’s cash as of December 31, 2009.

Accounts Receivable and Prepaid Expenses

Accounts receivable primarily consists of rental revenue receivables of approximately $44,000 and prepaid insurance expense of approximately $81,000 as of December 31, 2009.

Deferred Financing Fees

Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt. Accumulated amortization of deferred financing fees was approximately $6,000 as of December 31, 2009.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009 and DECEMBER 31, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As of December 31, 2009, accumulated depreciation related to our consolidated real estate property was $157,937.

Real Estate Purchase Price Allocation

Real estate, consisting of land, buildings and improvements, is recorded at cost.  The Company allocates the cost of an acquisition to the acquired tangible assets and identifiable intangibles based on their estimated fair values in accordance with the Consolidation Topic of the FASB ASC.

We will record above-market and below-market in-place leases values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.  We will amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease.  Upon termination of a lease, the unamortized portion of the above-market or below-market lease intangible associated with the vacating tenant’s lease would be charged to rental income in that period.

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009 and DECEMBER 31, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Organization and Offering Costs

Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company are initially being paid by the advisor, the dealer manager or their affiliates on behalf of the Company. These other organization and offering costs include all expenses to be paid by the Company in connection with the Company’s ongoing public offering, including but not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the escrow holder and transfer agent; (iii) charges of the advisor for administrative services related to the issuance of shares in the offering; (iv) reimbursement of the dealer manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (v) reimbursement to the advisor for costs in connection with preparing supplemental sales materials; (vi) the cost of bona fide training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers); (vii) reimbursement to the dealer manager for attendance and sponsorship fees and cost reimbursements for employees of the dealer manager to attend retail seminars conducted by broker-dealers; and (viii) in special cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the shares in the offering and the ownership of the shares by such broker-dealers’ customers. Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company will be obligated to reimburse the advisor, the dealer manager or their affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the advisor would be obligated to reimburse the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by the Company in the offering exceed 15% of gross offering proceeds

In the event the minimum number of shares of the Company’s common stock is not sold to the public, the Company will terminate the offering and will have no obligation to reimburse the advisor, the dealer manager or their affiliates for any organization and offering costs. As of December 31, 2009, the advisor has incurred on behalf of the Company organization and offering costs of approximately $2,893,000. These costs are not recorded in the consolidated financial statements of the Company as of December 31, 2009 because such costs are not a liability of the Company until the minimum number of shares of the Company’s common stock is issued, and such costs will only become a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering. When recorded by the Company, organization costs will be expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholders’ equity as such amounts are reimbursed to the advisor, the dealer manager or their affiliates from the gross proceeds of the offering.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009 and DECEMBER 31, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Independent Director Compensation

The Company will pay each of its independent directors an annual retainer of $25,000. In addition, the independent directors will be paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,000 for each committee meeting attended, (iii) $1,000 for each teleconference board meeting attended, and (iv) $1,000 for each teleconference committee meeting attended.  All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. In addition 5,000 shares of restricted stock will be granted upon election to the board and 2,500 shares of restricted stock will be granted upon re-election to the board. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the advisor discussed in Note 6, “Related -Party Transactions.”

Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and intends to operate as such commencing with the taxable year in which the Company satisfies the minimum offering requirements.  The Company expects to have little or no taxable income prior to electing REIT status.  To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

Per Share Data

Loss per basic share of common stock is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during such period. Diluted loss per share of common stock equals basic loss per share of common stock as there were no potentially dilutive shares of common stock for the year ended December 31, 2009.

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

In May 2009, the FASB issued new provisions required under the Subsequent Events Topic of the FASB ASC, to establish general standards of accounting for and disclosure of subsequent events. The provisions rename the two types of subsequent events as recognized subsequent events or non-recognized subsequent events and modify the definition of the evaluation period for subsequent events as events or transactions that occur after the balance sheet date, but before the financial statements are issued. This will require entities to disclose the date through which they have evaluated subsequent events and the basis for that date (the issued date for public companies). The provisions are effective for interim or annual financial periods ending after June 15, 2009, and will be applied prospectively.  This disclosure is presented in Note 10.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2009 and DECEMBER 31, 2008

4. ACQUISITIONS

On December 3, 2009, through a wholly owned subsidiary of our operating partnership, we completed an investment in a joint venture along with Bluerock Special Opportunity + Income Fund, LLC (“BEMT Co-Investor”), an affiliate of our sponsor, and Hawthorne Springhouse, LLC (“Hawthorne”), an unaffiliated entity, to acquire a 432-unit garden-style multifamily community known as Springhouse at Newport News (the “Springhouse property”), located in Newport News, Virginia, from Newport-Oxford Associates Limited Partnership, an unaffiliated entity.

The aggregate purchase price for the Springhouse property was approximately $29.25 million, plus closing costs.  The acquisition was funded with approximately $6.7 million of gross equity from the Springhouse JV Entity, and a $23.4 million senior mortgage loan to BR Springhouse, LLC.  The terms of the senior mortgage loan are described in Note 5 below.

5. MORTGAGES AND NOTES PAYABLE

    The mortgage payable in the amount of $23,400,000 relates to the acquisition of the Springhouse property.  It has 120-month term, payable in monthly installments of interest only for first 24 months followed by principal and interest payments for remaining term, and bears fixed interest rate of 5.66%.  This mortgage note is secured by real estate assets with a net book value of approximately $29,250,000.  Our pro-rata share of the indebtedness is $8,775,000.

The note payable in the amount of $2,778,389 relates to the acquisition of the Springhouse property.  We entered into a loan agreement with BEMT Co-Investor pursuant to which BEMT Springhouse borrowed $3.2 million (the “BEMT Co-Investor Loan”). The BEMT Co-Investor Loan has a six-month term, maturing June 3, 2010, and may be prepaid without penalty. It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. As of March 1, 2010, the interest rate on the BEMT Co-Investor Loan was 7.00%. Interest on the loan will be paid on a current basis from cash flow distributed to us from the Springhouse Managing Member JV Entity. The BEMT Co-Investor Loan is secured by a pledge of our indirect membership interest in BEMT Springhouse and a pledge of BEMT Springhouse’s membership interest in the Springhouse Managing Member JV Entity. In accordance with the requirements of our charter, the BEMT Co-Investor Loan was reviewed and approved by a majority of our board of directors (including a majority of our independent directors) as being fair, competitive, and commercially reasonable and no less favorable to us than loans between unaffiliated parties under the same circumstances.

During the year ended December 31, 2009 the Company incurred $123,875 of interest expense.

The following is a schedule of maturities for all mortgages and notes payable as of December 31, 2009

2010	$2,778,389
2011	-
2012	279,901
2013	322,333
2014	341,057
Thereafter	22,456,709
$26,178,389

6.  RELATED-PARTY TRANSACTIONS

As of December 31, 2009, approximately $2,893,000 of organizational and offering costs have been incurred on the Company’s behalf. These costs are not recorded in its consolidated financial statements because such costs are not its liability until the subscriptions for the minimum number of shares are received and accepted by the Company. When recorded by the Company, organizational and offering costs will be expensed as incurred, and third-party offering costs will be deferred and charged to shareholders’ equity as such amounts are reimbursed to the advisor or its affiliates from the gross proceeds of the offering.

In connection with our investment in the Springhouse property, on December 3, 2009, we entered into a loan agreement with BEMT Co-Investor, the terms of which are described above in Note 5.  Mortgages and Notes Payable.

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

Certain of the Company’s affiliates will receive fees and compensation in connection with the Company’s public offering, and the acquisition, management and sale of its real estate investments

The Company will pay its advisor a monthly asset management fee for the services it provides pursuant to the advisory agreement. The asset management fee will be equal to one-twelfth of 1.0% of the higher of the cost or the value of each asset, where (A)cost equals the amount actually paid, excluding acquisition fees and expenses, to purchase each asset it acquires, including any debt attributable to the asset (including any debt encumbering the asset after acquisition), provided that, with respect to any properties the Company develops, constructs or improves, cost will include the amount expended by the Company for the development, construction or improvement, and (B) the value of an asset is the value established by the most recent independent valuation report, if available, without reduction for depreciation, bad debts or other non-cash reserves; provided, however, that 50% of the advisor’s asset management fee will not be payable until stockholders have received distributions in an amount equal to at least a 6.0% per annum cumulative, non-compounded return on invested capital, at

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009 and DECEMBER 31, 2008

6.RELATED-PARTY TRANSACTIONS – (Continued)

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

In addition, to the extent the advisor provides a substantial amount of services in connection with the disposition of one or more of the Company’s properties or investments (except for securities that are traded on a national securities exchange), the advisor will receive fees equal to the lesser of (A) 1.5% of the sales price of each property or other investment sold or (B) 50% of the selling commission that would have been paid to a third-party broker in connection with such a disposition. In no event may disposition fees paid to the advisor or its affiliates and unaffiliated third parties exceed in the aggregate 6% of the contract sales price In addition to the fees payable to the advisor, the Company will reimburse the advisor for all reasonable and incurred expenses in connection with services provided to the Company, subject to the limitation that the Company will not reimburse any amount that would cause its total operating expenses at the end of four preceding fiscal quarters to exceed the greater of 2% of the Company’s average invested assets or 25% of the Company’s net income determined (1) without  reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of the Company’s assets for the period unless a majority of its independent directors has determined such expenses were justified based on unusual and non-recurring factors. The Company will not reimburse the advisor for personnel costs in connection with services for which the advisor receives acquisition, origination or disposition fees.

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009 and DECEMBER 31, 2008

6. RELATED-PARTY TRANSACTIONS – (Continued)

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

7.  MINORITY INTEREST

The Company invested $2.5 million to acquire a 50% equity interest in BR Springhouse Managing Member, LLC (the “Springhouse Managing Member JV Entity”) through a wholly owned subsidiary of its operating partnership, BEMT Springhouse, LLC (“BEMT Springhouse”).  BEMT Co-Investor invested $2.5 million to acquire the remaining 50% interest in the Springhouse Managing Member JV Entity.  BEMT Springhouse and BEMT Co-Investor are co-managers of the Springhouse Managing Member JV Entity.  Under the terms of the operating agreement for the Springhouse Managing Member JV Entity, certain major decisions regarding the investments of the Springhouse Managing Member JV Entity require the unanimous approval of the Company (through BEMT Springhouse), and BEMT Co-Investor.  To the extent that the Company and BEMT Co-Investor are not able to agree on a major decision or at any time after December 3, 2012, either party may initiate a buy-sell proceeding.  Additionally, any time after December 3, 2012, either party may initiate a proceeding to force the sale of the Springhouse Managing Member JV Entity’s interest in the Springhouse JV Entity to a third party, or, in the instance of the non-initiating party’s rejection of a sale, cause the non-initiating party to purchase the initiating party’s interest in the Springhouse Managing Member JV Entity.  The operating agreement contains terms, conditions, representations, warranties and indemnities that are customary and standard for joint ventures in the real estate industry.

The Springhouse Managing Member JV Entity contributed its capital to acquire a 75% equity interest in BR Hawthorne Springhouse JV, LLC (the “Springhouse JV Entity”) and acts as the manager of the Springhouse JV Entity.  Hawthorne invested $1.7 million to acquire the remaining 25% interest in the Springhouse JV Entity.  The Springhouse JV Entity is the sole owner of BR Springhouse, LLC, a special-purpose entity that holds title to the Springhouse property (“BR Springhouse”).  Under the terms of the operating agreement of the Springhouse JV Entity, major decisions with respect to the joint venture or the Springhouse property are made by the majority vote of an appointed management committee, which is controlled by the Springhouse Managing Member JV Entity.  However, any decision with respect to the sale or refinancing of the Springhouse property requires the unanimous approval of the Springhouse Managing Member JV Entity and Hawthorne.  Further, to the extent that the Springhouse Managing Member JV and Hawthorne are not able to agree on a major decision or at any time after December 3, 2012, either party may initiate a buy-sell proceeding.  Additionally, any time after December 3, 2012, either party may initiate a proceeding to force the sale of the Property to a third party, or, in the instance of the non-initiating party’s rejection of a sale, cause the non-initiating party to purchase the initiating party’s interest in the Springhouse JV Entity.  The operating agreement contains terms, conditions, representations, warranties and indemnities that are customary and standard for joint ventures in the real estate industry.

As a result of the structure described above, the Company and BEMT Co-Investor each hold a 37.5% indirect equity interest in the Springhouse property, and Hawthorne holds the remaining 25% indirect equity interest.  The Company, BEMT Co-Investor and Hawthorne will each receive current distributions from the operating cash flow generated by the Springhouse property in proportion to these respective percentage equity interests.

We concluded that the Springhouse JV Entity meets the criteria under the Consolidation Topic of the FASB ASC therefore, we consolidate the Springhouse JV Entity in our financial statements and record as minority interest the portion of the Springhouse JV Entity  not owned by the Company.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

DECEMBER 31, 2009 and DECEMBER 31, 2008

8.  STOCKHOLDERS’ EQUITY

Common Stock

The Company is offering and selling to the public up to 100,000,000 million shares of its $.01 par value common stock for $10.00 per share, with discounts available for certain categories of purchasers. The Company is also offering up to 30,000,000 shares of its $.01 par value common stock to be issued pursuant to its distribution reinvestment plan at $9.50 per share.

Convertible Stock

The Company has issued to its advisor 1,000 shares of its convertible stock for an aggregate purchase price of $1,000. Upon certain conditions, the convertible stock will convert to shares of common stock with a value equal to 15% of the excess of (i) the Company’s enterprise value (as defined in its charter) plus the aggregate value of distributions paid to stockholders over (ii) the aggregate purchase price paid by stockholders for the Company’s shares plus a 8% cumulative, non-compounded, annual return on the original issue price paid for those outstanding shares..

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

9.  ECONOMIC DEPENDENCY

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

10.  SUBSEQUENT EVENTS

Pursuant to the Subsequent Events Topic of FASB ASC, we have reviewed all subsequent events and transactions that occurred after our December 31, 2009 unaudited consolidated balance sheet date through the time of filing this annual report on Form 10-K on March 31, 2010.

On March 15, 2010, the Company’s three independent directors received an automatic grant of 2,500 shares each of restricted stock after their re-election to the board of directors at our annual meeting.

 On March 23, 2010 the board of directors approved two investment transactions with related parties (described above under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events.).

SCHEDULE III

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
REAL ESTATE AND ACCUMULATED DEPRECIATION
SCHEDULE III
December 31, 2009

				Initial cost to company				Gross amount at which carried at close of period
Property Name	Location	Ownership %	Encumbrances	Land	Building and improvements	Total	Costs Capitalized Subsequent to Acquisition	Land	Building and improvements	Total	Accumulated depreciation	Year of constuction	Date acquired

Springhouse at Newport News	Newport News, VA	37.5%	$ 23,400,000	$ 5,616,000	$ 23,634,000	$ 29,250,000	$ -	$ 5,616,000	$ 23,634,000	$ 29,250,000	$ 157,937	1986	12/3/2009

EXHIBIT INDEX

Exhibit Number

3.1
Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135))

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-153135))

4.1
Distribution Reinvestment Plan (included as Exhibit C to the Prospectus, incorporated by reference to Exhibit C to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135))

10.3
Bluerock Enhanced Multifamily Trust, Inc. Long Term Incentive Plan (incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135))

10.4
Advisory Agreement between Bluerock Enhanced Multifamily Trust, Inc. and Bluerock Enhanced Multifamily Advisor, LLC(incorporated by reference to Exhibit 10.4 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135))

10.5
Form of Escrow Agreement between Bluerock Enhanced Multifamily Trust, Inc. and UMB Bank, N.A. (incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135))

10.6
Bluerock Enhanced Multifamily Trust, Inc. Independent Directors Compensation Plan(incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135))

10.7
Limited Liability Company/Joint Venture Agreement of BR Springhouse Managing Member, LLC, dated as of December 3, 2009 (incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 2 to the Company’s Prospectus dated October 15, 2009.)

10.8
Limited Liability Company/Joint Venture Agreement of BR Hawthorne Springhouse JV, LLC, dated as of December 3, 2009(incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 2 to the Company’s Prospectus dated October 15, 2009.)

10.9
Property Management Agreement by and between BR Springhouse, LLC and Hawthorne Residential Partners, LLC, dated as of December 3, 2009 (incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 2 to the Company’s Prospectus dated October 15, 2009.)

10.10
Multifamily Deed of Trust, Assignment of Rents and Security Agreement by BR Springhouse, LLC for the benefit of CW Capital, LLC dated December 3, 2009 (incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 2 to the Company’s Prospectus dated October 15, 2009.)

10.11
Loan Agreement by and between Bluerock Special Opportunity + Income Fund, LLC, as lender, and BEMT Springhouse, LLC, dated as of December 3, 2009 (incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 2 to the Company’s Prospectus dated October 15, 2009.)

10.12
Pledge and Security Agreement by Bluerock Enhanced Multifamily Holdings L.P. and BEMT Springhouse LLC for Bluerock Special Opportunity + Income Fund, LLC dated December 3, 2009 (incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 2 to the Company’s Prospectus dated October 15, 2009.)

10.13
Pledge and Security Agreement by BEMT Springhouse LLC for Bluerock Special Opportunity + Income Fund, LLC dated December 3, 2009 (incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 2 to the Company’s Prospectus dated October 15, 2009.)

10.14	Code of Ethics of Bluerock Enhanced Multifamily Trust, Inc. adopted January 14, 2009

10.15	Whistleblower Policy of Bluerock Enhanced Multifamily Trust, Inc. adopted January 14, 2009

10.16	Corporate Governance Guidelines of Bluerock Enhanced Multifamily Trust, Inc. adopted January 14, 2009]

21.1             List of Subsidiaries

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit 21.1

Bluerock Enhanced Multifamily Trust, Inc.

List of Subsidiaries

Bluerock Enhanced Multifamily Holdings, L.P.

Bluerock REIT Holdings, LLC

Bluerock Enhanced Multifamily Holdings L.P.

BEMT Springhouse, LLC

BR Springhouse Managing Member, LLC

EXHIBIT 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, R. Ramin Kamfar, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Bluerock Enhanced Multifamily Trust, Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have [Language omitted in accordance with SEC Release No. 34-47986 and 34-54942]:

a.       Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.       [Paragraph omitted in accordance with SEC transition instructions contained in SEC Release Nos. 34-47986 and 34-54942];

c.       Evaluated the effectiveness of the registrant’s disclosures controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this based on such evaluation; and

d.       Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrants fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to affect, the registrant’s internal controls over financial reporting; and

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.       All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.       Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

DATE: March 31, 2010                                                                                 /s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

EXHIBIT 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Jerold E. Novack, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Bluerock Enhanced Multifamily Trust, Inc.;

2.     Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.     Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have [Language omitted in accordance with SEC Release No. 34-47986 and 34-54942]:

a.       Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b.       [Paragraph omitted in accordance with SEC transition instructions contained in SEC Release Nos. 34-47986 and 34-54942];

c.       Evaluated the effectiveness of the registrant’s disclosures controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this based on such evaluation; and

d.       Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrants most recent fiscal quarter (the registrants fourth quarter in the case of an annual report) that has materially affected, or is reasonably likely to affect, the registrant’s internal controls over financial reporting; and

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a.       All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b.       Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

DATE: March 31, 2010                                                                                  /s/ Jerold E. Novack
Jerold E. Novack
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. § 1350, as created by Section § 906 of the Sarbanes-Oxley Act of 2002, the undersigned officers of Bluerock Enhanced Multifamily Trust, Inc. (the “Company”) hereby certify, to such officers’ knowledge, that:

(i)       The accompanying Quarterly Report on Form 10-Q for the period ended September 30, 2009 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934, as amended; and

(ii)       The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

March 31, 2010                                                                                                /s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

March 31, 2010                                                                                               /s/ Jerold E. Novack
Jerold E. Novack
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

The foregoing certification is being furnished as an exhibit to the Report pursuant to Item 601(b)(32) of Regulation S-K and Section 906 of the Sarbanes-Oxley Act of 2002 and, accordingly, is not being filed with the Securities and Exchange Commission as part of the Report and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 (whether made before or after the date of the Report, irrespective of any general incorporation language contained in such filing).