Form 10-Q
period 2010-03-31
Bluerock Enhanced Multifamily Trust, Inc.
filed 2010-05-17
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    ________ to ________

Commission file number 333-153135

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or Other Jurisdiction of Incorporation or Organization)	26-3136483 (I.R.S. Employer Identification No.)
399 Park Avenue, Suite 3200, New York, NY (Address of Principal Executive Offices)	10022 (Zip Code)
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

As of May 7, 2010 the Registrant has issued 44,700 shares of common stock, all of which were held by an affiliate of the Registrant.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

FORM 10-Q

 March 31, 2010

PART I.	FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	2

Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2010 (unaudited)	3

Condensed Consolidated Statement of Stockholders’ Equity for the Year Ended December 31, 2009 and Three Months Ended March 31, 2010 (unaudited)	4

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2010 (unaudited)	5

Notes to Condensed Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

Item 4T.	Controls and Procedures	18

PART II	OTHER INFORMATION	19

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults upon Senior Securities	19

Item 4.	[Removed and Reserved]	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

SIGNATURES	20

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010 (Unaudited)	December 31, 2009

ASSETS
Real Estate:
Land	$7,966,000	$5,616,000
Buildings and improvements	35,576,384	23,634,000
Total real estate, cost	43,542,384	29,250,000
Less accumulated depreciation and amortization	(631,748)	(157,937)
Total real estate, net	42,910,636	29,092,063
Cash and cash equivalents	1,260,174	666,714
Rents, other receivables and prepaid expenses	97,768	125,162
Deferred financing, net	1,478,738	1,102,802

TOTAL ASSETS	$45,747,316	$30,986,741

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage payable	$35,943,829	$23,400,000
Note payable	3,479,477	2,778,389
Accounts payable and accrued liabilities	464,113	219,882
Total liabilities	39,887,419	26,398,271

Minority interest	6,180,237	4,492,039

Stockholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares
authorized; none issued and outstanding
Common stock, $0.01 par value, 249,999,000 shares
authorized; 44,700 shares issued and outstanding	447	372
Nonvoting convertible stock, $0.01 par value per share;
1,000 shares authorized, issued and outstanding	10	10
Additional paid-in-capital, net of costs	411,406	336,481
Deferred compensation - incentive shares	(195,000)	(120,000)
Cumulative distributions and net losses	(537,203)	(120,432)
Total stockholder' equity	(320,340)	96,431
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$45,747,316	$30,986,741

See Notes to Condensed Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
For the Three Months Ended March 31, 2010 (Unaudited)

Revenues
Rental revenue	$902,098
Tenant reimbursements and other income	51,162
Total Revenues	953,260

Expenses
Property Operating Expenses	283,492
Property taxes and insurance	114,413
Management Fees	67,033
General and Administrative	26,809
Depreciation and amortization	491,325
Total expenses	983,072

Operating income	(29,812)

Interest expense	386,959

Loss before minority interest allocation	(416,771)

Loss allocated to minority interests	210,532

Net loss	$(206,239)

Basic and diluted loss per share	$(5.34)

Weighted average number of shares outstanding	38,617

See Notes to Condensed Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
For the Year Ended December 31, 2009 and the Three Months Ended March 31, 2010 (unaudited)

	Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Deferred Compensation - Incentive Shares	Cumulative Distributions	Net Loss (Income)	Total Stockholders' Equity
Balance, January 1, 2009	1,000	10	22,200	222	200,768	$-	-	-	201,000

Issuance of restricted stock, net			15,000	150	149,850	(120,000)			30,000
Deferred offering costs					(14,137)				(14,137)
Net Loss								(120,432)	(120,432)
Balance, December 31, 2009	1,000	$10	37,200	$372	$336,481	$(120,000)	$-	$(120,432)	$96,431

Issuance of restricted stock, net			7,500	$75	74,925	(75,000)			-
Net loss								(416,771)	(416,771)
									-
Balance, March 31, 2010	1,000	10	44,700	447	411,406	$(195,000)	-	(537,203)	(320,340)

See Notes to Condensed Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2010 (Unaudited)

Cash flows from operating activities
Net loss		$ (206,239)
Minority interest in net loss of consolidated entity	(210,532)
Depreciation and amortization	491,325
Decrease in receivables	27,394
Increase in deferred financing	(393,450)
Increase in accounts payable	244,231

Net cash flow from operations		(47,271)

Cash Flows from Investing Activities
Purchase of real estate	(14,292,384)

Net Cash Flows from Investing Activities		(14,292,384)

Cash Flows from Financing Activities
Proceeds from mortgages	12,543,829
Proceeds from notes payable	701,088
Minority interest contributions	1,688,198

Net Cash Flows from Financing Activities		14,933,115

Net change in cash and cash equivalents		593,460

Cash and cash equivalents at beginning of year		666,714

Cash and cash equivalents at end of year		$ 1,260,174

See Notes to Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2010 (unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Bluerock Enhanced Multifamily Trust, Inc. (the “Company”) was incorporated on July 25, 2008 under the laws of the state of Maryland. If we meet the qualification requirements, we intend to elect to be treated as a real estate investment trust or REIT for Federal income tax purposes. We were incorporated to raise capital and acquire a diverse portfolio of residential real estate assets.  Our day-to-day operations are managed by Bluerock Enhanced Multifamily Advisor, LLC, or our advisor, under an advisory agreement.  The current term of the advisory agreement ends October 14, 2010 and is subject to renewals by our board of directors for an unlimited number of successive one-year periods.  Our advisor is affiliated with us in that we and our advisor have common ownership and management.  The use of the words “we,” “us” or “our” refers to Bluerock Enhanced Multifamily Trust, Inc. and its subsidiary Bluerock Enhanced Multifamily Holdings, L.P., or our operating partnership, except where the context otherwise requires.

On August 22, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares and a minimum of $2,500,000 in shares of our common stock in our primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers (our “Initial Public Offering”).  We also are offering up to $285,000,000 in shares pursuant to our distribution reinvestment plan at $9.50 per share. The SEC declared our registration statement effective on October 15, 2009 and we have retained Select Capital Corporation to serve as the dealer manager of the offering.  The dealer manager is responsible for marketing our shares in the ongoing Initial Public Offering.  Until receipt and acceptance of subscriptions aggregating at least $2,500,000, all subscription proceeds will be placed in an interest-bearing escrow account with UMB Bank, N.A., as escrow agent. As of May 7, 2010, we have not yet satisfied the conditions of this escrow.

We intend to use substantially all of the net proceeds from the ongoing initial public offering to invest in a diverse portfolio of real estate and real estate-related assets.  As of May 7, 2010, we own, through joint venture partnerships, three multifamily real estate properties discussed in detail in Note 4 (Investments in Real Estate) and Note 9 (Subsequent Events).

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

Effective September 15, 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This Statement made the FASB Accounting Standards Codification (the “ASC”) the single source of U.S. Generally Accepted Accounting Principles (“GAAP”) used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws.  We have prepared our consolidated financial statements in conformity with the ASC using the plain English approach encouraged by the FASB in the FASB Accounting Standards Codification Notice to Constituents (v.3.0) release.

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

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading.  In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The balance sheet at December 31, 2009, has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  For further information refer to the financial statements and notes thereto included in the Company’s audited consolidated financial statements for the year ended December 31, 2009 contained in the Company’s 2009 Annual Report on Form 10-K filed with the SEC on March 31, 2010.

Revenue Recognition

The Company will recognize minimum rent, including rental abatements and contractual fixed increases attributable to operating leases, on a straight-line basis over the term of the related lease, and amounts expected to be received in later years will be recorded as deferred rents. The Company will record expense reimbursements due from tenants for utilities in the period the related expenses are incurred.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.  There are no restrictions on the use of the Company’s cash as of March 31, 2010.

Real Estate Assets

Depreciation

Real estate costs related to the acquisition, development, construction, and improvement of properties will be capitalized. Repair and maintenance costs will be charged to expense as incurred and significant replacements and improvements will be capitalized. Repair and maintenance costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life. The Company anticipates the estimated useful lives of its assets by class to be generally as follows:

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

We will record above-market and below-market in-place leases values for acquired properties based on the present value (using an interest rate that reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.  We will amortize any recorded above-market or below-market lease values as a reduction or increase, respectively, to rental income over the remaining non-cancelable terms of the respective lease.  Upon termination of a lease, the unamortized portion of the above-market or below-market lease intangible associated with the vacating tenant’s lease would be charged to rental income in that period

Impairment of Real Estate Assets

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of the Equity Topic of the FASB ASC. This topic established a fair value based method of accounting for stock-based compensation and requires the fair value of stock-based compensation awards to amortize as an expense over the vesting period and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes.  Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.  During the three months ended March 31, 2010 2,500 shares were of stock were awarded to each of the three independent directors after their reelection to the board during the 2010 annual meeting of shareholders held March 15, 2010.

Organization and Offering Costs

Organization and offering costs (other than selling commissions and the dealer manager fee) of the Company are initially being paid by the advisor, the dealer manager or their affiliates on behalf of the Company. These other organization and offering costs include all expenses to be paid by the Company in connection with the Company’s ongoing public offering, including but not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the escrow holder and transfer agent; (iii) charges of the advisor for administrative services related to the issuance of shares in the offering; (iv) reimbursement of the dealer manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (v) reimbursement to the advisor for costs in connection with preparing supplemental sales materials; (vi) the cost of bona fide training and education meetings held by the Company (primarily the travel, meal and lodging costs of registered representatives of broker-dealers); (vii) reimbursement to the dealer manager for attendance and sponsorship fees and cost reimbursements for employees of the dealer manager to attend retail seminars conducted by broker-dealers; and (viii) in special cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the shares in the offering and the ownership of the shares by such broker-dealers’ customers. Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company will be obligated to reimburse the advisor, the dealer manager or their affiliates, as applicable, for organization and offering costs paid by them on behalf of the Company, provided that the advisor would be obligated to reimburse the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by the Company in the offering exceed 15% of gross offering proceeds

In the event the minimum number of shares of the Company’s common stock is not sold to the public, the Company will terminate the offering and will have no obligation to reimburse the advisor, the dealer manager or their affiliates for any organization and offering costs. As of March 31, 2010, the advisor has incurred on behalf of the Company organization and offering costs of approximately $3,370,000. These costs are not recorded in the consolidated financial statements of the Company as of March 31, 2010 because such costs are not a liability of the Company until the minimum number of shares of the Company’s common stock is issued, and such costs will only become a liability of the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering. When recorded by the Company, organization costs will be expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholders’ equity as such amounts are reimbursed to the advisor, the dealer manager or their affiliates from the gross proceeds of the offering.

Independent Director Compensation

The Company will pay each of its independent directors an annual retainer of $25,000. In addition, the independent directors will be paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,000 for each committee meeting attended, (iii) $1,000 for each teleconference board meeting attended, and (iv) $1,000 for each teleconference committee meeting attended.  All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. In addition 5,000 shares of restricted stock were granted upon election to the board and 2,500 shares of restricted stock will be granted annually upon re-election to the board. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the advisor discussed in Note 6, “Related Party Transactions.”

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

Per Share Data

Loss per basic share of common stock is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during such period. Diluted loss per share of common stock equals basic loss per share of common stock as there were no potentially dilutive shares of common stock for the three months ended March 31, 2010.

3.  RECENT ACQUISITIONS OF REAL ESTATE

During the three months ended March 31, 2010, the Company acquired the following property:

				Total
	Acquisition		Building and	Purchase
Property Name Location of Property	Date	Land	Improvements	Price

The Reserve at Creekside (1) Chattanooga, TN	3/31/2010	$2,350,000	$11,900,000	$14,250,000

(1)	As of March 31, 2010, the purchase price allocation is preliminary and pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets and liabilities.

4.  INVESTMENTS IN REAL ESTATE

As of March 31, 2010, our portfolio consists of two properties held through consolidated joint ventures.  The following table provides summary information regarding our investments.

				Gross amount at which carried at close of period
Property Name	Location	Ownership %	Encumbrances	Land	Building and improvements	Total	Accumulated depreciation	Year of constuction	Date acquired

Springhouse at Newport News	Newport News, VA	37.5%	$ 23,400,000	$ 5,616,000	$ 23,634,000	$ 29,250,000	$ 157,937	1986	12/3/2009

The Reserve at Creekside Village	Chattanooga, TN	22.7%	12,500,000	2,350,000	11,900,000	14,250,000			3/31/2010

5.  MORTGAGES AND NOTES PAYABLE

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

In connection with the Company’s investment in the Creekside joint venture, on March 31, 2010, BEMT Creekside LLC, a wholly owned subsidiary of our operating partnership (“BEMT Creekside”) entered into a loan agreement with Bluerock Special Opportunity + Income Fund II, LLC (“BEMT Co-Investor II”) pursuant to which it was authorized to borrow up to $1.1 million (the “BEMT Co-Investor II Creekside Loan”), with respect to which BEMT Co-Investor II has advanced $541,932 in connection with closing.  The BEMT Co-Investor II Creekside Loan has a six-month term, maturing September 30, 2010, and may be prepaid without penalty.  It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. As of March 1, 2010, the interest rate on the BEMT Co-Investor II Creekside Loan was 7.00%.  Interest on the loan will be paid on a current basis from cash flow distributed to the Company from BR Creekside Managing Member, LLC (the “Creekside Managing Member JV Entity”). The BEMT Co-Investor II Creekside Loan is secured by a pledge of the Company’s membership interest in BEMT Creekside and a pledge of BEMT Creekside’s membership interest in the Creekside Managing Member JV Entity.

We expect to repay the both notes upon maturity with the proceeds to be raised from our Initial Public Offering.  If we are unable to repay the principal amount upon maturity, we will seek to extend the loans or refinance.  If we cannot repay or refinance the notes, then we will lose our interest in the joint ventures.

Mortgage Payable

Springhouse

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

Creekside

The acquisition of the Creekside property was funded with $2.323 million of gross equity from BR Hawthorne Creekside JC, LLC (the “Creekside JV Entity”), and a $12.5 million senior mortgage HUD loan assumed by BR Creekside, LLC, a wholly owned subsidiary of the Creekside JV entity, from the seller (the “Creekside Senior Loan”), which Creekside Senior Loan is secured by the Creekside Property.  The Creekside Senior Loan at origination was $12.9 million and has a 40-year term, maturing on June 1, 2045. The effective interest rate on the loan is fixed at 6% per annum, with fixed interest-and principal payments of $71,374.81 due monthly based on a 40-year amortization schedule.

Prepayment of the Creekside Senior Loan is prohibited before July 1, 2010.  On or after July 1, 2010 until June 30, 2015 a prepayment premium equal to a percentage of the principal balance would be due.  The prepayment premium is 5% on July 1, 2010 and reduces by 1% every July 1 until July 1, 2015 when the Creekside Senior Loan can be prepaid without penalty.

R. Ramin Kamfar and James G. Babb, III, who are executive officers and members of the board of directors of the Company, and Edward Harrington, Samantha Davenport and Shoffner Allison, who are Hawthorne affiliates, have guaranteed all recourse liabilities of BR Springhouse under the Springhouse Senior Loan and BR Creekside under the Creekside Senior Loan, including environmental indemnities.

6.	RELATED-PARTY TRANSACTIONS
In connection with our investment in the Springhouse and Creekside properties, we entered into loan agreements with BEMT Co-Investor and BEMT Co-Investor II, the terms of which are described above in Note 5 (Mortgages and Notes Payable).

As of March 31, 2010, approximately $3,370,000 of organizational and offering costs have been incurred on the Company’s behalf. These costs are not recorded in its consolidated financial statements because such costs are not its liability until the subscriptions for the minimum number of shares are received and accepted by the Company. When recorded by the Company, organizational and offering costs will be expensed as incurred, and third-party offering costs will be deferred and charged to shareholders’ equity as such amounts are reimbursed to the advisor or its affiliates from the gross proceeds of the offering.

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

Convertible Stock

The Company has issued to its advisor 1,000 shares of its convertible stock for an aggregate purchase price of $1,000. Upon certain conditions, the convertible stock will convert to shares of common stock with a value equal to 15% of the excess of (i) the Company’s enterprise value (as defined in its charter) plus the aggregate value of distributions paid to stockholders over (ii) the aggregate purchase price paid by stockholders for the Company’s shares plus a 8% cumulative, non-compounded, annual return on the original issue price paid for those outstanding shares.

Share Repurchase Plan

The Company’s board of directors has approved a share repurchase plan. The share repurchase plan allows for share repurchases by the Company when certain criteria are met.

Stock-based Compensation for Independent Directors

The Company’s independent directors received an automatic grant of 5,000 shares of restricted stock on the effective date of the public offering and will receive an automatic grant of 2,500 shares of restricted stock when such directors are reelected at each annual meeting of the Company’s stockholders thereafter. Each person who thereafter is elected or appointed as an independent director will receive an automatic grant of 5,000 shares of restricted stock on the date such person is first elected as an independent director and an automatic grant of 2,500 shares of restricted stock when such director is reelected at each annual meeting of the Company’s stockholders thereafter. To the extent allowed by applicable law, the independent directors will not be required to pay any purchase price for these grants of restricted stock. The restricted stock will vest 20% at the time of the grant and 20% on each anniversary thereafter over four years from the date of the grant. All restricted stock may receive distributions, whether vested or unvested. The value of the restricted stock to be granted is not determinable until the date of grant. As of March 31, 2010 7,500 shares of restricted stock has been granted to each of the three independent directors.

8.  ECONOMIC DEPENDENCY

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

9.  SUBSEQUENT EVENTS

Pursuant to the Subsequent Events Topic of FASB ASC, we have reviewed all subsequent events and transactions that occurred after our March 31, 2010 unaudited consolidated balance sheet date through the time of filing this quarterly report on Form 10-Q on May 17, 2010.

On April 9, 2010, through a wholly owned subsidiary, the Company completed an investment in a joint venture along with BEMT Co-Investor, BEMT Co-Investor II, both of which are affiliates of the Company’s sponsor, and Bell Partners, Inc. (“Bell”), an unaffiliated entity, to acquire a 258-unit multifamily community known as The Apartments at Meadowmont (the “Meadowmont Property”), located in Chapel Hill, North Carolina from Meadowmont Apartments Associates, LLC, an unaffiliated entity.

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

Forward-Looking Statements

Certain statements included in this quarterly report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Bluerock Enhanced Multifamily Trust, Inc., and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	Our officers and non-independent directors have substantial conflicts of interest because they also are officers and owners of our advisor and its affiliates, including our sponsors.

•
We will rely on our advisor, an affiliate of our officers and non-independent directors, to manage our business and select and manage investments. Our advisor is a newly formed entity. The success of our business will depend on the success of our advisor in performing these duties.

•
To the extent we sell substantially less than the maximum number of shares in this offering, we may not have sufficient funds, after the payment of offering and related expenses, to acquire a diverse portfolio of properties.

•	We may fail to qualify as a REIT for federal income tax purposes. We would then be subject to corporate level taxation and we would not be required to pay any distributions to our stockholders.

•
We anticipate that we will invest in multifamily development projects. These investments involve risks beyond those presented by stabilized, income-producing properties. These risks may diminish the return to our stockholders.

•
We anticipate that we will invest in subordinated and bridge loans originated for multifamily acquisitions and for multifamily development projects. Subordinated and bridge loans involve greater risk of loss than senior secured loans because such investments may be partially or entirely lost as a result of foreclosure by the senior lender.

•
Other programs owned or advised by our officers and non-independent directors or their affiliates may compete with us for the time and attention of these executives, and our officers and non-independent directors will experience conflicts of interest in allocating investment opportunities among other affiliated entities and us..

•
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

Results of Operations

Three months ended March 31, 2010

Our results of operations as of March 31, 2010 are not indicative of those expected in future periods as we were in our organizational and development stage and had not commenced business operations until the purchase of our first asset on December 3, 2009.  As of March 31, 2010 we had not yet broken escrow with respect to our ongoing Initial Public Offering.  Through related party loan transactions, as of March 31, 2010, we had acquired ownership interests in two joint ventures as detailed in the above Note 4 (Investments in Real Estate.)  In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

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

Our organization and offering costs are initially being paid by our advisor, the dealer manager and their affiliates on our behalf. These organization and offering costs include all expenses (other than selling commissions and the dealer manager fee) to be paid by us in connection with our initial public offering, including but not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the escrow holder; (iii) reimbursement of the dealer manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (iv) reimbursement to the advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by us (including the travel, meal and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the dealer manager for travel, meals, lodging and attendance fees incurred by employees of the dealer manager to attend retail seminars conducted by broker-dealers. Our advisor and its affiliates have incurred on our behalf organization and offering costs of approximately $3,370,000 through March 31, 2010. These costs are not recorded in our consolidated financial statements because such costs are not a liability to us until we sell the minimum number of shares, and such costs will only become a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering.

We account for our acquisitions of property in accordance with the provisions of the Consolidation Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”.)  The Company consolidates the joint ventures because we have a controlling financial interest in the joint ventures.

Rental revenue was approximately $953,260 and includes net base rent and tenant reimbursements.

Property operating expenses were approximately $283,492.

Property taxes and insurance were approximately $114,413.

Management fees were approximately $67,033 and include the property management fee and the asset management fee paid to our advisor.

General and administrative expenses were approximately $26,809.

Depreciation and amortization totaled approximately $491,325 and were composed of depreciation of the Springhouse property and amortization of loan financing costs associated with the Springhouse and Creekside acquisitions.

Interest expense was approximately $386,959 and was related to mortgage and affiliate loans for our property acquisitions.

Loss allocated to minority interests was approximately $210,532 and represents the 62.5% pro-rata share of the consolidated loss from the Springhouse joint venture and 77.3% of the income from the Creekside joint venture.

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

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of the cost of our assets unless a majority of our independent directors approves the borrowing. Our charter also requires that we disclose the justification for any borrowings in excess of the 75% leverage guideline in the next quarterly report. Our independent directors approved the borrowing of approximately $4.6 million to purchase the Springhouse and Creekside properties resulting in a leverage ratio in excess of the 75% guideline. The independent directors determined that the excess leverage was justified for the following reasons:

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

Distributions

We have not paid any distributions as of March 31, 2010. We intend to make regular cash distributions to our stockholders, typically on a monthly basis. Our board of directors will determine the amount of distributions to be distributed to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. Especially during the early stages of our operations, we may declare distributions in excess of funds from operations.

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

Subsequent Events

On April 9, 2010, through a wholly owned subsidiary, the Company completed an investment in a joint venture along with BEMT Co-Investor, BEMT Co-Investor II, both of which are affiliates of the Company’s sponsor, and Bell Partners, Inc. (“Bell”), an unaffiliated entity, to acquire a 258-unit multifamily community known as The Apartments at Meadowmont (the “Meadowmont Property”), located in Chapel Hill, North Carolina from Meadowmont Apartments Associates, LLC, an unaffiliated entity.  BEMT Meadowmont, LLC (“BEMT Meadowmont”), a wholly owned subsidiary of our operating partnership will have a 25% indirect equity interest in the Meadowmont property.  Our equity capital investment in BEMT Meadowmont will be funded by an up to $2.6 million related party loan from BEMT Co-Investor II. The related party loan will have a six-month term with an interest rate of 30-day LIBOR plus 5.00% subject to a 7% floor. The aggregate purchase price for the Meadowmont property is approximately $37 million, plus closing costs funded with approximately $9.65 million of gross equity from the joint venture entity and a $28.5 million senior mortgage loan made to the joint venture by CW Capital LLC to be subsequently sold to the Federal Home Loan Mortgage Corporation.  The loan has a ten year term with a 5.5% interest rate.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, we are not required to provide such information.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

None.

Item 1A.  Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 15, 2009, our Registration Statement on Form S-11 (File No. 333-153135), covering a public offering of shares of common stock, was declared effective under the Securities Act of 1933. We have retained Select Capital Corporation as the dealer manager of our offering.  We are offering a maximum of $1,000,000,000 and a minimum of $2,500,000 in shares of our common stock in our primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of investors.  We also are offering up to $285,000,000 in shares pursuant to our distribution reinvestment plan at $9.50 per share. During the three months ended March 31, 2010, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

Ex. Description

10.1	Amended and Restated Limited Liability Company Agreement of BR Creekside Managing Member, LLC, dated as of March 31, 2010.

10.2	Amended and Restated Limited Liability Company Agreement of BR Hawthorne Creekside JV, LLC, dated as of March 31, 2010

10.3	Property Management Agreement by and between BR Creekside, LLC and Hawthorne Residential Partners, LLC, dated as of March 31, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

DATE: May 17, 2010                                                                                                        /s/ R. Ramin Kamfar
 Chief Executive Officer and Chairman of the Board
 (Principal Executive Officer)

       /s/ Jerold E. Novack
DATE: May 17, 2010                                                                                           Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)