Form 10-Q
period 2010-06-30
Bluerock Enhanced Multifamily Trust, Inc.
filed 2010-08-13
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ___________ to ___________

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

As of August 3, 2010, there were 490,324 shares of the Registrant’s common stock outstanding.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

FORM 10-Q

 June 30, 2010

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009

ASSETS
Real Estate:
Land	$12,766,000	$5,616,000
Buildings and improvements	67,943,141	23,634,000
Total real estate, cost	80,709,141	29,250,000
Less accumulated depreciation and amortization	(2,233,866)	(157,937)
Total real estate, net	78,475,275	29,092,063
Cash and cash equivalents	1,233,901	453,203
Restricted Cash	978,751	213,511
Rents, other receivables and prepaid expenses	162,705	125,162
Deferred financing, net	1,826,577	1,102,802

TOTAL ASSETS	$82,677,209	$30,986,741

LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage payable	$64,443,829	$23,400,000
Note payable	2,732,516	2,778,389
Accounts payable and accrued liabilities	1,246,712	219,882
Distributions payable	12,632	-
Total liabilities	68,435,689	26,398,271

Stockholders' equity
Bluerock Enhanced Multifamily Trust, Inc. equity:
Preferred stock, $0.01 par value, 50,000,000 shares
authorized; none issued and outstanding
Common stock, $0.01 par value, 249,999,000 shares
authorized; 407,404 shares issued and outstanding	4,074	372
Nonvoting convertible stock, $0.01 par value per share;
1,000 shares authorized, issued and outstanding	10	10
Additional paid-in-capital, net of costs	3,094,303	336,481
Deferred compensation - incentive shares	(195,000)	(120,000)
Cumulative distributions and net losses	(2,694,437)	(120,432)
Total Bluerock Enhanced Multifamily Trust, Inc.	208,950	96,431
Noncontrolling Interests	14,032,570	4,492,039

Total stockholders' equity	14,241,520	4,588,470
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$82,677,209	$30,986,741

See Notes to Condensed Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended	Six Months Ended
	June 30, 2010
Revenues
Rental revenue	$2,218,246	$3,120,344
Tenant reimbursements and other income	101,015	152,177
Total Revenues	2,319,261	3,272,521

Expenses
Property Operating Expenses	511,057	794,549
Property taxes and insurance	273,295	387,708
Management Fees	110,381	177,414
Acquisition Fees	576,126	576,126
General and Administrative	116,382	143,191
Depreciation and amortization	1,637,365	2,128,690
Total expenses	3,224,606	4,207,678

Operating income	(905,345)	(935,157)

Interest expense	908,429	1,295,388

Net Loss	(1,813,774)	(2,230,545)

Net loss attibutable to noncontrolling interests	1,118,353	1,328,885

Net loss attributable to the Company	$(695,421)	$(901,660)

Basic and diluted loss per share	$(3.75)	$(8.05)

Weighted average number of shares outstanding	185,336	111,977

See Notes to Condensed Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2009 and the Six Months Ended June 30, 2010 (Unaudited)

	Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Deferred Compensation - Incentive Shares	Noncontrolling Interests	Cumulative Distributions	Net Loss (Income)	Total Stockholders' Equity
Balance, January 1, 2009	1,000	$10	22,200	$222	$200,768	$-	$-	$-	-	$201,000

Issuance of restricted stock, net			15,000	150	149,850	(120,000)				30,000
Deferred offering costs					(14,137)					(14,137)
Net Loss									(120,432)	(120,432)
Balance, December 31, 2009	1,000	$10	37,200	$372	$336,481	$(120,000)	$-	$-	$(120,432)	$96,431

Issuance of restricted stock, net			7,500	$75	74,925	(75,000)				-
Issuance of common stock			362,704	3,627	3,551,611					3,555,238
Deferred offering costs					(868,714)					(868,714)
Distributions declared							(315,857)	(27,603)		(343,460)
Net loss									(2,230,545)	(2,230,545)

Balance, June 30, 2010	1,000	$10	407,404	$4,074	$3,094,303	$(195,000)	$(315,857)	$(27,603)	(2,350,977)	$208,950

See Notes to Condensed Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010

Cash flows from operating activities
Net loss		$ (901,660)
Noncontrolling interests in net loss of consolidated entity	$ (1,328,885)
Depreciation and amortization	2,128,690
Increase in receivables	(37,543)
Increase in deferred financing	(680,343)
Increase in accounts payable	1,026,830

Net cash flow from operations		207,089

Cash Flows from Investing Activities
Purchase of real estate	(51,459,141)
Escrow deposits	(1,192,262)
Net Cash Flows from Investing Activities		(52,651,403)

Cash Flows from Financing Activities
Distributions on Common Stock	(27,603)
Distributions to noncontrolling interests	(315,857)
Proceeds from mortgages	41,043,829
Proceeds from notes payable	2,511,258
Repayments on notes payable	(2,557,131)
Noncontrolling interest contributions	9,883,991
Issuance of common stock, net	2,686,525

Net Cash Flows from Financing Activities		53,225,012

Net change in cash and cash equivalents		780,698

Cash and cash equivalents at beginning of year		453,203

Cash and cash equivalents at June 30, 2010		$ 1,233,901

Supplemental Disclosure of Cash Flow Information:
Interest Paid		$ 939,803

Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock
issuances pursuant to the dividend reinvestment plan		10,891

See Notes to Condensed Consolidated Financial Statements

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1. Financial Statements (continued)

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2010 (unaudited)

1. ORGANIZATION AND NATURE OF BUSINESS

Bluerock Enhanced Multifamily Trust, Inc. (“We” or the “Company”) was incorporated on July 25, 2008 under the laws of the state of Maryland. If we meet the qualification requirements, we intend to elect to be treated as a real estate investment trust or REIT for Federal income tax purposes. We were incorporated to raise capital and acquire a diverse portfolio of residential real estate assets.  Our day-to-day operations are managed by Bluerock Enhanced Multifamily Advisor, LLC, or our advisor, under an advisory agreement.  The current term of the advisory agreement ends October 14, 2010 and may be renewed by our board of directors for an unlimited number of successive one-year periods.  Our advisor is affiliated with us in that we and our advisor have common ownership and management.  The use of the words “we,” “us” or “our” refers to Bluerock Enhanced Multifamily Trust, Inc. and its subsidiary Bluerock Enhanced Multifamily Holdings, L.P., or our operating partnership, except where the context otherwise requires.

On August 22, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares and a minimum of $2,500,000 in shares of our common stock in our primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers (our “Initial Public Offering”).  We also are offering up to $285,000,000 in shares pursuant to our distribution reinvestment plan at $9.50 per share. The SEC declared our registration statement effective on October 15, 2009 and we have retained Select Capital Corporation to serve as the dealer manager of the offering.  The dealer manager is responsible for marketing our shares in the ongoing Initial Public Offering.  As of May 20, 2010, we had received gross offering proceeds sufficient to satisfy the minimum offering amount for the Initial Public Offering. Accordingly we broke escrow with respect to subscriptions received from all states in which our shares are currently being offered.  As of August 3, 2010, we had accepted aggregate gross offering proceeds of $4,374,547.

We intend to use substantially all of the net proceeds from the ongoing Initial Public Offering to invest in a diverse portfolio of real estate and real estate-related assets.  As of August 3, 2010, we own, through joint venture partnerships, three multifamily real estate properties discussed in detail in Note 6 (Investments in Real Estate).

2.  INTERIM FINANCIAL INFORMATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information as contained within the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) and the rules and regulations of the SEC, including the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading.  In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The balance sheet at December 31, 2009, has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  For further information refer to the financial statements and notes thereto included in the Company’s audited consolidated financial statements for the year ended December 31, 2009 contained in the Company’s 2009 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 31, 2010.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2010 (unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

We intend to operate in an umbrella partnership REIT structure in which our wholly owned subsidiary, Bluerock Enhanced Multifamily Holdings, L.P., a Delaware limited partnership, which we refer to as our “Operating Partnership”, or wholly owned subsidiaries of our Operating Partnership, will own substantially all of the properties acquired on our behalf.

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

Reclassifications

Certain amounts in the Company’s prior period consolidated financial statements have been reclassified to conform to the current period presentation. These reclassifications have not changed the results of operations of prior periods.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.  There are no restrictions on the use of the Company’s cash as of June 30, 2010.

Restricted Cash

Restricted cash consists primarily of real estate tax, insurance and capital expenditure escrows required under mortgage loan terms and separate cash accounts related to tenant security deposits.

Real Estate Assets

Real Estate Acquisition Valuation

The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values, acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the six months ended June 30, 2010, the Company acquired interests in two real estate assets and recorded each acquisition as a business combination and expensed $576,125 of acquisition costs.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods (the rate at which a market can absorb additional units of supply), and the number of years the property will be held

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2010 (unaudited)

for investment. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income.

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

Buildings                                                           25-40 years
Building improvements                                   10-25 years
Land improvements                                         20-25 years
Tenant origination and absorption costs     Remaining term of related lease

Impairment of Real Estate Assets

The Company will continually monitor events and changes in circumstances that could indicate that the carrying amounts of its real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company will assess the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. If based on this analysis the Company does not believe that it will be able to recover the carrying value of the asset, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the asset as required by the provisions of the Impairment or Disposal of Long Lived Assets Topic of the FASB ASC.  The company did not record any impairment loss on its real estate and related intangible assets and liabilities during the three months and the six months ended June 30, 2010.

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

Deferred Financing Costs

Deferred financing costs represent commitment fees, loan fees, legal fees and other third-party costs associated with obtaining financing. These costs are amortized over the terms of the respective financing agreements using the interest method. Unamortized deferred financing costs are generally expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financings that do not close are expensed in the period in which it is determined that the financing will not close. As of June 30, 2010 and December 31, 2009, the Company’s deferred financing costs were $648,896 and $175,530, respectively, net of amortization.

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of the Equity Topic of the FASB ASC. This topic established a fair value based method of accounting for stock-based compensation and requires the fair value of stock-based compensation awards to amortize as an expense over the vesting period and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes.  Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.  During the six months ended June 30, 2010, 2,500 shares of stock were awarded to each of the three independent directors after their reelection to the board during the 2010 annual meeting of shareholders held March 15, 2010.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2010 (unaudited)

Concentration of Credit Risk

We invest our cash and cash equivalents among several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities. As of June 30, 2010 , we had cash and cash equivalents deposited in certain financial institutions in excess of federally-insured levels. We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

Organization and Offering Costs

Organization and offering costs (other than selling commissions and dealer manager fees) of the Company may be paid by the Advisor, the Dealer Manager or their affiliates on behalf of the Company. Other offering costs include all expenses to be incurred by the Company in connection with the Initial Public Offering. Organization costs include all expenses to be incurred by the Company in connection with the formation of the Company, including but not limited to legal fees and other costs to incorporate the Company.

Pursuant to the Advisory Agreement and the Dealer Manager Agreement, the Company is obligated to reimburse the Advisor, the Dealer Manager or their affiliates, as applicable, for organization and other offering costs paid by them on behalf of the Company, provided that the Advisor would be obligated to reimburse the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company in the Initial Public Offering exceed 15% of gross offering proceeds. As a result, these costs are only a liability of the Company to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by the Company do not exceed 15% of the gross proceeds of the Initial Public Offering.

As of June 30, 2010 the Advisor has incurred, on behalf of the Company, organization and offering costs of approximately $3.6 million.. The Company met the minimum number of shares in the Initial Public Offering on May 20, 2010 and the costs paid by the Advisor on the Company’s behalf became a liability to the Company to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Initial Public Offering.  Gross offering proceeds as of June 30, 2010 were $3,557,097 and as such $177,855 was recognized as a liability to the Company.  When recorded by the Company, organization costs will be expensed as incurred, and offering costs, which include selling commissions and dealer manager fees, will be deferred and charged to stockholders’ equity as such amounts are reimbursed to the advisor, the dealer manager or their affiliates from the gross proceeds of the offering.

Independent Director Compensation

The Company will pay each of its independent directors an annual retainer of $25,000. In addition, the independent directors will be paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,000 for each committee meeting attended, (iii) $1,000 for each teleconference board meeting attended, and (iv) $1,000 for each teleconference committee meeting attended.  All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. In addition 5,000 shares of restricted stock were granted upon election to the board and 2,500 shares of restricted stock will be granted annually upon re-election to the board.  Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the advisor discussed in Note 8, “Related Party Transactions.”

Income Taxes

The Company intends to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and intends to operate as such commencing with the taxable year ending December 31, 2010.  The Company expects to have little or no taxable income prior to electing REIT status.  To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of the Company’s annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.  If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2010 (unaudited)

 Company’s net income and net cash available for distribution to stockholders. However, the Company intends to organize and operate in such a manner as to qualify for treatment as a REIT.

Per Share Data

Loss per basic share of common stock is calculated by dividing net loss by the weighted-average number of shares of common stock outstanding during such period. Diluted loss per share of common stock equals basic loss per share of common stock as there were no potentially dilutive shares of common stock for the six months ended June 30, 2010.

Reportable Segments

Our current business consists of investing in and operating multifamily communities. Substantially all of our consolidated net income is from investments in real estate properties that we own through co-investment ventures which we account for under the consolidation method of accounting. Our management evaluates operating performance on an individual investment level. However, as each of our investments has similar economic characteristics in our consolidated financial statements, the Company is managed on an enterprise-wide basis with one reportable segment.

4. NEW ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board ("FASB") issued an amendment to the authoritative guidance on the consolidation of variable interest entities. This guidance eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity's status as a variable interest entity, a company's power over a variable interest entity, or a company's obligation to absorb losses or its rights to receive benefits of an entity must be disregarded in evaluating whether an entity is a variable interest entity. This guidance was applicable to us beginning January 1, 2010. The adoption of this guidance did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. ASC 855 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. This ASC also requires public entities to evaluate subsequent events through the date that the financial statements are issued. ASC 855 is effective for interim periods and fiscal years ending after June 15, 2009. In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirement (“ASU No. 2010-09”). ASU No. 2010-09 amends ASC 855 and eliminates the requirement to disclose the date through which subsequent events have been evaluated for SEC filers. ASU No. 2010-09 is effective upon issuance. The adoption of ASC 855 and ASU No. 2010-09 did not have a material impact on the Company’s consolidated financial statements.

5.  RECENT ACQUISITIONS OF REAL ESTATE

During the six months ended June 30, 2010, the Company acquired the following properties:

Property Name Location of Property	Acquisition Date	Land	Building and Improvements	Total Purchase Price
The Reserve at Creekside Chattanooga, TN	03/31/2010	$2,850,000	$11,400,000	$14,250,000

The Apartments at Meadowmont (1)	04/09/2010	$4,300,000	$32,700,000	$37,000,000

(1)	As of June 30, 2010, the purchase price allocation is preliminary and pending the receipt of information necessary to complete the valuation of certain tangible and intangible assets and liabilities.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2010 (unaudited)

6.  INVESTMENTS IN REAL ESTATE

As of June 30, 2010, our portfolio consists of three properties held through consolidated joint ventures.  The following table provides summary information regarding our investments.

				Gross amount at which carried at close of period
Property Name	Location	Ownership %	Encumbrances	Land	Building and improvements	Total	Accumulated depreciation	Year of constuction	Date acquired

Springhouse at Newport News	Newport News, VA	37.5%	$23,400,000	$5,616,000	$23,819,878	$29,435,878	$1,441,998	1986	12/3/2009

The Reserve at Creekside Village	Chattanooga, TN	22.7%	12,500,000	2,850,000	11,446,441	14,296,441	207,671	2005	3/31/2010

The Apartments at Meadowmont	Chapel Hill, NC	16.25%	28,500,000	4,300,000	32,676,822	$36,976,822	584,197	2001	4/9/2010

7.  MORTGAGES AND NOTES PAYABLE

Notes Payable

In connection with our investment in the Springhouse joint venture, on December 3, 2009, BEMT Springhouse LLC, a wholly owned subsidiary of our operating partnership (“BEMT Springhouse”), borrowed $3.2 million (the “BEMT Co-Investor Loan”) from Bluerock Special Opportunity + Income Fund, LLC (“BEMT Co-Investor”), an affiliate of our advisor. The BEMT Co-Investor Loan initially had a six-month term, maturing June 3, 2010, which was subsequently extended to December 3, 2010.  A partial repayment in the amount of $1.1 million was made on June 23, 2010. The note bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. As of June 30, 2010, the interest rate on the BEMT Co-Investor Loan was 7.00%. Interest on the loan will be paid on a current basis from cash flow distributed to us from BR Springhouse Managing Member, LLC (the “Springhouse Managing Member JV Entity”). The BEMT Co-Investor Loan is secured by a pledge of our indirect membership interest in BEMT Springhouse and a pledge of BEMT Springhouse’s membership interest in the Springhouse Managing Member JV Entity.

In connection with our investment in the Creekside joint venture, on June 30, 2010, BEMT Creekside LLC, a wholly owned subsidiary of our operating partnership (“BEMT Creekside”) entered into a loan agreement with Bluerock Special Opportunity + Income Fund II, LLC (“BEMT Co-Investor II”) pursuant to which it was authorized to borrow up to $1.1 million (the “BEMT Co-Investor II Creekside Loan”), with respect to which BEMT Co-Investor II advanced $541,932 in connection with closing.  The BEMT Co-Investor II Creekside Loan has a six-month term, maturing on September 30, 2010, and may be prepaid without penalty.  It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. As of June 30,, 2010, the interest rate on the BEMT Co-Investor II Creekside Loan was 7.00%.  Interest on the loan will be paid on a current basis from cash flow distributed to the Company from BR Creekside Managing Member, LLC (the “Creekside Managing Member JV Entity”). The BEMT Co-Investor II Creekside Loan is secured by a pledge of the Company’s membership interest in BEMT Creekside and a pledge of BEMT Creekside’s membership interest in the Creekside Managing Member JV Entity.

In connection with our investment in the Meadowmont joint venture, on April 9, 2010, BEMT Meadowmont, LLC, a wholly owned subsidiary of our operating partnership (“BEMT Meadowmont”) entered into a loan agreement with BEMT Co-Investor II pursuant to which it was authorized to borrow up to $2.6 million (the “BEMT Co-Investor II Meadowmont Loan”), of which BEMT Co-Investor II advanced $1.4 million at closing.  The BEMT Co-Investor II Meadowmont Loan had a six-month term, maturing October 9, 2010, and could be prepaid without penalty.  It boar interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized.  Interest on the loan was paid on a current basis from cash flow distributed to us from the BR Meadowmont Managing Member, LLC (the "Meadowmont Managing Member JV Entity”). The BEMT Co-Investor II Meadowmont Loan was secured by a pledge of our membership interest in BEMT Meadowmont and a pledge of BEMT Meadowmont’s membership interest in the Meadowmont Managing Member JV Entity. The loan plus accrued interest was paid in full on June 8, 2010

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2010 (unaudited)

We expect to repay the Springhouse and Creekside notes upon maturity with the proceeds from our Initial Public Offering.  If we are unable to repay the principal amount upon maturity, we will seek to extend the loans or refinance.  If we cannot repay or refinance the notes, then we will lose our interest in the joint ventures.

Mortgages Payable

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

Creekside

The acquisition of the Creekside property was funded with $2.323 million of gross equity from BR Hawthorne Creekside JV, LLC (the “Creekside JV Entity”), and a $12.5 million senior mortgage HUD loan assumed by BR Creekside, LLC, a wholly owned subsidiary of the Creekside JV entity, from the seller (the “Creekside Senior Loan”), which Creekside Senior Loan is secured by the Creekside Property.  The Creekside Senior Loan at origination was $12.9 million and has a 40-year term, maturing on June 1, 2045. The effective interest rate on the loan is fixed at 6% per annum, with fixed interest-and principal payments of $71,375 due monthly based on a 40-year amortization schedule.

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

Meadowmont

The acquisition of the Meadowmont property was funded with $9.3 million of gross equity from Bell BR Meadowmont JV, LLC (“the Meadowmont JV Entity”), and a $28.5 million senior mortgage loan made to the special purpose entity that holds title to the Meadowmont property (“BR Meadowmont”) by CWCapital LLC and subsequently sold to the Federal Home Loan Mortgage Corporation (Freddie Mac) (the “Meadowmont Senior Loan”), which Meadowmont Senior Loan is secured by the Meadowmont property.  The Meadowmont Senior Loan has a 10-year term, maturing on May 1, 2020. The effective interest rate on the loan is fixed at 5.55% per annum, with interest-only payments for the first two years and fixed monthly payments of approximately $162,715 based on a 30-year amortization schedule thereafter.

Prepayment terms of the Meadowmont Senior Loan depend on whether the loan is securitized on or before May 1, 2011.  If the loan is securitized, then a two-year lockout period from the date the Meadowmont Senior Loan is assigned to a REMIC trust applies, with BR

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2010 (unaudited)

Meadowmont having the right to defease after the lockout period up to the third month prior to the maturity date, after which the loan may be prepaid in full without penalty.  If the Meadowmont Senior Loan is not securitized on or before May 1, 2011, then yield maintenance payments will be required to the extent prepaid before the sixth month prior to the maturity date and during the period from the sixth month prior to the maturity date to the third month prior to the maturity date, a prepayment premium of 1% of the loan amount will be required, and thereafter the loan may be prepaid without penalty.

R. Ramin Kamfar and James G. Babb, III, who are executive officers and members of the board of directors of the Company, Bell and Bell Fund III, Inc., an affiliate of Bell, have guaranteed all recourse liabilities of BR Meadowmont under the Meadowmont Senior Loan, including environmental indemnities.

8.	RELATED-PARTY TRANSACTIONS
In connection with our investment in the Springhouse, Creekside and Meadowmont properties, we entered into loan agreements with BEMT Co-Investor and BEMT Co-Investor II, the terms of which are described above in Note 7 (Mortgages and Notes Payable).

As of June 30, 2010, approximately $3.6 million of organizational and offering costs have been incurred on the Company’s behalf.  The Company is liable to reimburse these to the extent that selling commissions, dealer manager fees and organization and other offering costs incurred by the Company do not exceed 15% of the gross proceeds of the Initial Public Offering.  When recorded by the Company, organizational and offering costs will be expensed as incurred, and third-party offering costs will be deferred and charged to shareholders’ equity as such amounts are reimbursed to the advisor or its affiliates from the gross proceeds of the offering.

The advisor performs its duties and responsibilities as the Company’s fiduciary under an advisory agreement. The term of the current advisory agreement ends October 14, 2010 and may be renewed by our board of directors for an unlimited number of successive one-year periods. The advisor will conduct the Company’s operations and manage its portfolio of real estate and real estate-related investments under the terms of the advisory agreement.

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2010 (unaudited)

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

9.	STOCKHOLDERS’ EQUITY

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2010 (unaudited)

Common Stock
The Company is offering and selling to the public up to 100,000,000 million shares of its $.01 par value common stock for $10.00 per share, with discounts available for certain categories of purchasers. The Company is also offering up to 30,000,000 shares of its $.01 par value common stock to be issued pursuant to its distribution reinvestment plan at $9.50 per share.

As of June 30, 2010 the Company had 407,404 shares of common stock outstanding, including 22,500 shares of restricted stock issued to our independent directors for no cash, and 22,200 shares owned by our Advisor for cash of approximately $0.2 million.

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

Stock-based Compensation for Independent Directors

The Company’s independent directors received an automatic grant of 5,000 shares of restricted stock on the effective date of the public offering and will receive an automatic grant of 2,500 shares of restricted stock when such directors are reelected at each annual meeting of the Company’s stockholders thereafter. Each person who thereafter is elected or appointed as an independent director will receive an automatic grant of 5,000 shares of restricted stock on the date such person is first elected as an independent director and an automatic grant of 2,500 shares of restricted stock when such director is reelected at each annual meeting of the Company’s stockholders thereafter. To the extent allowed by applicable law, the independent directors will not be required to pay any purchase price for these grants of restricted stock. The restricted stock will vest 20% at the time of the grant and 20% on each anniversary thereafter over four years from the date of the grant. All restricted stock may receive distributions, whether vested or unvested. The value of the restricted stock to be granted is not determinable until the date of grant. As of June 30, 2010 7,500 shares of restricted stock has been granted to each of the three independent directors.

Distributions

The Company paid its first distribution effective June 1, 2010.  Distributions, including distributions paid by issuing shares under the Dividend Reinvestment Plan (“DRIP”), for the six months ended June 30, 2010 were as follows:

		Distributions
2010	Declared	Paid
Second Quarter	$27,603	$6,552

Distributions Declared

On March 15, 2010, the Company’s board of directors declared distributions based on daily record dates for the period from May 20, 2010 through May 31, 2010, which the Company paid in June 2010, distributions based on daily record dates for the period from June 1, 2010 through June 30, 2010, which the Company paid in July 2010 and distributions based on daily record dates for the period from July 1, 2010 through July 31, 2010, which the Company paid in August 2010. Investors may choose to receive cash distributions or purchase additional shares through the Company’s dividend reinvestment plan.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

JUNE 30, 2010 (unaudited)

Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00191781 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share.

10.  ECONOMIC DEPENDENCY

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

11.  SUBSEQUENT EVENTS

Pursuant to the Subsequent Events Topic of FASB ASC, we have reviewed all subsequent events and transactions that occurred after our June 30, 2010 unaudited consolidated balance sheet date through the time of filing this quarterly report on Form 10-Q on August 12, 2010.

Status of the Offering

For the period July 1, 2010 through August 3, 2010, the Company sold approximately 82,830 shares of common stock for gross proceeds of approximately $817,450 including issuances through our DRIP.

Distributions Paid

On July 1, 2010, the Company paid total distributions of approximately $21,000, of which $12,600 was cash distributions and $8,400 was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of June 2010.  On August 2, 2010, the Company paid total distributions of approximately $25,705, of which $15,400 was cash distributions and $10,305 was funded by issuing shares pursuant to our DRIP, relating to distributions declared each day in the month of July 2010.

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

Overview

We are a recently formed Maryland corporation that intends to qualify as a REIT beginning with the taxable year ended December 31, 2010.

As of May 20, 2010 we had received gross offering proceeds sufficient to satisfy the minimum offering amount. Accordingly we broke escrow with respect to subscriptions received from all states in which our shares are currently being offered.  As of August 3, 2010, we had accepted aggregate gross offering proceeds of $4,374,547.  We will experience a relative increase in liquidity as we receive additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition, development and operation of our assets.

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

Results of Operations

Our results of operations for the three months and the six months ended June 30, 2010 are not indicative of those expected in future periods as we were in our organizational and development stage and had not commenced business operations until the purchase of our first asset on December 3, 2009.

Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the apartment housing industry and real estate generally, which may be reasonably anticipated to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of our assets.

Three months and six months ended June 30, 2010

Through related party loan transactions, as of June 30, 2010, we had acquired ownership interests in three joint ventures as detailed in the above Note 6 (Investments in Real Estate.)  In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

We account for our acquisitions of property in accordance with the provisions of the Consolidation Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”).  The Company consolidates the joint ventures because we have a controlling financial interest in the joint ventures.

Rental revenue was approximately $2.3 million and $3.3 million, respectively for the three months and the six months ended June 30, 2010 and includes net base rent and tenant reimbursements from our three properties. We expect rental income and tenant reimbursements to increase in future periods as a result of anticipated future acquisitions of real estate.

Property operating expenses were approximately $511,000 and $794,500, respectively for the three months and the six months ended June 30, 2010.   Property taxes and insurance were approximately $273,000 and $387,700, respectively for the three months and the six months ended June 30, 2010. The increase in property operating costs, real estate taxes and insurance was due to the growth in our real estate portfolio. We expect these amounts to increase in future periods as a result of anticipated future acquisitions of real estate.

Management fees were approximately $110,300 and $177,400, respectively for the three months and the six months ended June 30, 2010 and include the property management fee and the asset management fee paid to our advisor.  We expect asset management fees to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Real estate acquisition fees and expenses were approximately $576,000 for  the six months ended June 30, 2010 and relate to the acquisition of Creekside and Meadowmont real estate properties. The acquisition fees paid in December 2009 for the Springhouse acquisition were capitalized as part of the purchase price of the property as was appropriate prior to January 1, 2010 when revised accounting guidance was issued.

General and administrative expenses were approximately $116,400 and $143,200, respectively for the three months and the six months ended June 30, 2010.

Depreciation and amortization totaled approximately $1.6 million and $2.1 million, respectively for the three months and the six months ended June 30, 2010 and were comprised of depreciation on the properties and amortization of loan financing costs associated with the property acquisitions.

Interest expense was approximately $908,000 and $1.3 million, respectively for the three months and the six months ended June 30, 2010 and was related to mortgage and affiliate loans for our property acquisitions.

Loss allocated to non-controlling interests was approximately $1.1 million and $1.3 million, respectively for the three months and the six months ended June 30, 2010 and represents the 62.5% pro-rata share of the consolidated loss from the Springhouse joint venture, 77.3% of the loss from the Creekside joint venture and 87.5% of the loss from the Meadowmont joint venture.

Organization and Offering Costs

Our organization and offering costs (other than selling commissions and dealer manager fees) may be paid by our advisor, the dealer manager or their affiliates on our behalf. Other offering costs include all expenses to be incurred by us in connection with our ongoing initial public offering. Organization costs include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf; however, our advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by us exceed 15% of gross proceeds from our ongoing initial public offering. Through June 30, 2010, including shares issued through our dividend reinvestment plan, we had sold 407,404 shares in the offering for gross offering proceeds of $3,557,097 and recorded organization and other offering costs of $209,302 and selling commissions and dealer manager fees of $369,630.

Funds from Operations and Modified Funds from Operations

One of our objectives is to provide cash distributions to our stockholders from funds from operations. Funds from operations is not equivalent to our net operating income or loss as determined under GAAP. Due to certain unique operating characteristics of real estate companies, the National Association of Real Estate Investment Trusts, or NAREIT, an industry trade group, has promulgated a measure known as Funds From Operations, or FFO, which it believes more accurately reflects the operating performance of a REIT.

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

 In addition to FFO, we use modified funds from operations ("Modified Funds from Operations" or "MFFO") which excludes from FFO acquisition expenses to further evaluate our operating performance. We believe that MFFO with this adjustment, like those already included in FFO, is helpful as a measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating valuation changes. As explained below, management's evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations:

Acquisition expense.  In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management's investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Prior to our 2009 Springhouse acquisition, costs for both of these types of investments were capitalized; however, beginning after our 2009 Springhouse acquisition, acquisition costs related to business combinations are expensed. Both of these acquisitions costs have been and will continue to be funded from the proceeds of our Initial Public Offering and not from operations. We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management's analysis of the investing and operating performance of our properties. Acquisition expenses include those incurred with our Advisor or third parties. The following table presents our calculation of FFO and MFFO for the three and six months ended June 30, 2010:

	Three months ended June 30, 2010	Six months ended June 30, 2010
Net loss	$(695,420)	$(901,659)
Add:
Loss attributable to noncontrolling interests	(1,118,353)	(1,328,885)
Depreciation of real estate assets	1,602,118	2,075,930
Amortization of lease-related costs	35,247	52,760
FFO	$(176,590)	$(101,854)
Acquisition expenses	576,126	576,126
MFFO	$399,536	$474,272

Operating cash flow, FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

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

Distributions

On May 10, 2010, our board of directors approved a monthly cash distribution of $0.05833 per common share. This distribution was paid in cash to each shareholder of record as of May 31, 2010 and June 30, 2010 and was paid on or before the 15th of the following month. We can make no assurance that our board of directors will continue to approve monthly distributions at the current rate; however the recently approved distribution represents an amount that, if paid each month for a 12-month period, would equate to a 7.0% annualized rate based on a purchase price of $10.00 per share. Our initial cash distributions have been funded from proceeds from our Initial Public Offering.

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

Distributions declared, distributions paid, cash flows from operations and funds from operations were as follows for the second quarter of 2010

	Distributions Declared
Period	Cash	Reinvested	Total	Cash Flow from Operations	FFO	MFFO
Second Quarter 2010	$16,712	$10,891	$27,603	$207,089	($101,854)	$474,272

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

Buildings                                                                   25-40 years
Building improvements                                           10-25 years
Land improvements                                                 20-25 years
Tenant origination and absorption costs             Remaining term of related lease

Real Estate Acquisition Valuation

The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values, acquisition costs are expensed as incurred and restructuring costs that do not meet the definition of a liability at the acquisition date are expensed in periods subsequent to the acquisition date. During the six months ended June 30, 2010, the Company acquired interests in two real estate assets and recorded each acquisition as a business combination and expensed $576,126 of acquisition costs.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions would result in an incorrect valuation of the Company’s acquired tangible assets, identifiable intangibles and assumed liabilities, which would impact the amount of the Company’s net income.

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

Subsequent Events

Status of the Offering

We commenced our ongoing initial public offering of $1,000,000,000 in shares of common stock on October 15, 2009. As of August 3, 2010 we had sold 490,324 shares of common stock in the offering, including 2,230 shares of common stock under the dividend reinvestment plan for gross offering proceeds of $4,374,547.

Distributions Paid

On July 1, 2010 we paid distributions of $21,600 which related to distributions declared for each day in the period from June 1, 2010 through June 30, 2010.  On August 2, 2010, we paid distributions of $25,700, which related to distributions declared for each day in the period from July 1, 2010 through July 31, 2010.

Distributions Declared

On August 9, 2010, our board of directors declared distributions based on daily record dates for the period from August 1, 2010 through August 31, 2010, which we expect to pay in September 2010, distributions based on daily record dates for the period from September 1, 2010 through September 30, 2010, which we expect to pay in October 2010 and distributions based on daily record dates for the period from October 1, 2010 through October 31, 2010, which we expect to pay in November 2010. Investors may choose to receive cash distributions or purchase additional shares through our dividend reinvestment plan.

Distributions for these periods will be calculated based on stockholders of record each day during these periods at a rate of $0.00191781 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share

Item 3.  Quantitative and Qualitative Disclosures about Market Risk
We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, we are not required to provide such information.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010, to provide reasonable assurance that information required to be disclosed by us in this report is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Internal Control Over Financial Reporting

There have been no changes to our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On October 15, 2009, our Registration Statement on Form S-11 (File No. 333-153135), covering a public offering of shares of common stock, was declared effective under the Securities Act of 1933. We have retained Select Capital Corporation as the dealer manager of our offering.  We are offering a maximum of $1,000,000,000 and a minimum of $2,500,000 in shares of our common stock in our primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of investors.  We also are offering up to $285,000,000 in shares pursuant to our distribution reinvestment plan at $9.50 per share. As of June 30, 2010, we had sold approximately 407,404 shares of common stock in our ongoing public offering and raised gross offering proceeds of approximately $3,557,097.  From this amount, we incurred approximately $369,630 in selling commissions and dealer manager fees payable to our dealer manager and approximately $353,700 in acquisition fees payable to our advisor.  During the six months ended June 30, 2010, we did not sell any equity securities that were not registered under the Securities Act of 1933, and we did not repurchase any of our securities.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5. Other Information

On June 3, 2010 the BEMT Co-Investor Loan was modified and the maturity date was extended to December 3, 2010.  A partial repayment of $1.1 was made on June 23, 2010.  The current balance as of August 3, 2010 was $1.77 million.  The interest rate and security terms were consistent with the original note terms.

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

10.1
Amended and Restated Limited Liability Company Agreement of BR Meadowmont Managing Member, LLC, dated as of April 9, 2010 (incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).

10.2
Amended and Restated Limited Liability Company Agreement of Bell BR Meadowmont JV, LLC, dated as of April 9, 2010 (incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).

10.3
Promissory Note by and between BEMT Meadowmont, LLC and Bluerock Special Opportunity + Income Fund II, LLC dated April 9, 2010 (incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).

10.4
Pledge and Security Agreement by and between BEMT Meadowmont, LLC and Bluerock Special Opportunity + Income Fund II, LLC dated April 9, 2010 (incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).

10.5
Multifamily Note - CME by and between Bell BR Meadowmont, LLC and CWCapital, LLC dated April 9, 2010 (incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).

10.6
Property Management Agreement by and between Bell BR Meadowmont, LLC and Bell Partners, Inc dated as of April 9, 2010 (incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).

10.7	Modification of the Secured Promissory Note between BEMT Springhouse, LLC and Bluerock Special Opportunity + Income Fund, LLC dated as of June 3, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

DATE: August 13, 2010                                                                                                /s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

       /s/ Jerold E. Novack
DATE: August 13, 2010                                                                                      Jerold E. Novack
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)