Form 10-Q
period 2010-09-30
Bluerock Enhanced Multifamily Trust, Inc.
filed 2011-01-18
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 333-153135

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

(Exact Name of Registrant as Specified in Its Charter)
Maryland (State or Other Jurisdiction of Incorporation or Organization)	26-3136483 (I.R.S. Employer Identification No.)
Heron Tower, 70 East 55th St., New York, NY (Address of Principal Executive Offices)	10022 (Zip Code)
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

As of November 17, 2010 the Registrant has issued 677,618 shares of common stock outstanding.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

FORM 10-Q

September 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2010 (Unaudited)	December 31, 2009
ASSETS

Investments in unconsolidated real estate joint ventures	$6,470,495	$2,341,941
Cash and cash equivalents	197,942	186,863
Deferred financing, net	113,612	43,509
Due from affiliates	45,136	-
Other assets	13,197	-
TOTAL ASSETS	$6,840,382	$2,572,313

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable to affiliates	$4,834,642	$2,754,520
Accounts payable and accrued liabilities	178,938	15,320
Due to affiliates	-	18,281
Distributions payable	33,161

Total liabilities	5,046,741	2,788,121

Redeemable common stock	47,693

Stockholders' equity
Preferred stock, $0.01 par value, 250,000,000 shares
authorized; none issued and outstanding
Common stock, $0.01 par value, 749,999,000 shares authorized;
594,429 and 37,200 shares issued and outstanding as of
September 30,2010 and December 31, 2009, respectively	5,944	372
Nonvoting convertible stock, $0.01 par value per share;
1,000 shares authorized, issued and outstanding	10	10
Additional paid-in-capital, net of costs	4,159,179	222,731
Cumulative distributions and net losses	(2,419,185)	(438,921)

Total stockholders' equity	1,745,948	(215,808)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,840,382	$2,572,313

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended	Nine Months Ended
	September 30, 2010
Expenses
Asset management fees to affiliates	$55,726	$133,676
Acquisition costs to affiliates	188,371	350,115
General and administrative	73,561	259,485

Total expenses	317,658	743,276

Other operating activities
Equity in loss of unconsolidated joint ventures	(325,227)	(941,579)

Operating loss	(642,885)	(1,684,855)

Other income (expense)
Interest income	189	319
Interest expense	(53,552)	(178,640)
Total other income (expense)	(53,363)	(178,321)

Net loss	(696,248)	(1,863,176)

Basic and diluted loss per share	$(1.43)	$(8.14)

Weighted average number of shares outstanding	489,423	229,340

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2009 and the Nine Months Ended September 30, 2010 (unaudited)

	Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Cumulative Distributions	Net loss	Total Stockholders' Equity
Balance, January 1, 2009	1,000	$10	22,200	$222	$200,769	$-	$-	$201,001
Issuance of restricted stock, net			15,000	150	36,100			36,250
Deferred offering costs					(14,138)			(14,138)
Net Loss							(438,921)	(438,921)
Balance, December 31, 2009	1,000	10	37,200	372	222,731	-	(438,921)	(215,808)

Issuance of restricted stock, net			7,500	75	45,550			45,625
Issuance of common stock, net			549,729	5,497	3,938,591			3,944,088
Transfers to redeemable common stock					(47,693)			(47,693)
Distributions declared						(117,088)		(117,088)
Net loss							(1,863,176)	(1,863,176)

Balance, September 30, 2010	1,000	$10	594,429	$5,944	$4,159,179	$(117,088)	$(2,302,097)	$1,745,948

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2010

Cash Flows from Operating Activities
Net loss		$ (1,863,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	4,962
Equity in loss of unconsolidated joint ventures	941,579
Distributions from unconsolidated real estate joint ventures	291,959
Share based compensation charge attributable to
director's stock compensation plan	45,625
Increase in due to/(from) affiliates	(63,417)
Increase in other assets	(13,197)
Increase in accounts payable	163,618
Net cash used in operating activities		(492,047)

Cash Flows from Investing Activities
Investment in unconsolidated real estate joint venture	(5,362,092)

Net cash used in investing activities		(5,362,092)

Cash Flows from Financing Activities
Distributions on common stock	(50,032)
Proceeds from notes payable	5,086,777
Repayment on notes payable	(3,006,655)
Deferred financing costs	(75,065)
Issuance of common stock, net	3,910,193
Net cash provided by financing activities		5,865,218

Net increase in cash and cash equivalents		11,079

Cash and cash equivalents, beginning of period		186,863

Cash and cash equivalents, end of period		$ 197,942

Supplemental Disclosure of Cash Flow Information:
Interest Paid		$ 177,422

Supplemental Disclosure of Noncash Transactions:
Distributions payable		$ 33,161

Distributions paid to common stockholders through common stock
issuances pursuant to the dividend reinvestment plan		$ 33,895

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010 (unaudited)

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.  Financial Statements (continued)

1. ORGANIZATION AND NATURE OF BUSINESS

Bluerock Enhanced Multifamily Trust, Inc. (the “Company”) was incorporated on July 25, 2008 under the laws of the state of Maryland. If we meet the qualification requirements, we intend to elect to be treated as a real estate investment trust or REIT for Federal income tax purposes. We were incorporated to raise capital and acquire a diverse portfolio of residential real estate assets.  Our day-to-day operations are managed by Bluerock Enhanced Multifamily Advisor, LLC, or our advisor, under an advisory agreement.  The advisory agreement has a one-year term expiring October 14, 2011, and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and us. The use of the words “we,” “us” or “our” refers to Bluerock Enhanced Multifamily Trust, Inc. and its subsidiary Bluerock Enhanced Multifamily Holdings, L.P., or our operating partnership, except where the context otherwise requires.

On August 22, 2008, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of our common stock in our primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers and up to $285,000,000 in shares pursuant to our distribution reinvestment plan at $9.50 per share (our “Initial Public Offering”).  The SEC declared our registration statement effective on October 15, 2009 and we have retained Select Capital Corporation to serve as the dealer manager of the Initial Public Offering.  The dealer manager is responsible for marketing our shares in the initial public offering.  As of May 20, 2010, we had received gross offering proceeds sufficient to satisfy the minimum offering amount for the Initial Public Offering.  Accordingly, we broke escrow with respect to subscriptions received from all states in which our shares are currently being offered.  As of September 30, 2010, we had accepted aggregate gross offering proceeds of $5,403,130.

We intend to use substantially all of the net proceeds from the Initial Public Offering to invest in a diverse portfolio of real estate and real estate-related assets.  As of September 30, 2010, we own, through joint venture partnerships, five multifamily real estate properties discussed in detail in Note 4 (Investments in Real Estate).

We suspended our offering on November 17, 2010 in order to restate certain of our financial statements. These restatements resulted in substantial unanticipated costs in the form of accounting, legal fees, and similar professional fees, in addition to the substantial diversion of time and attention of our Chief Financial Officer and members of our accounting team in preparing the restatements. Although the restatement is complete, we can give no assurances that we will not incur additional costs associated with the restatements. If upon recommencement of our offering, the rate at which we raise offering proceeds does not improve significantly, our general and administrative costs may remain higher relative to the size of our portfolio, our portfolio may not be as diversified as it would be otherwise and we may need to seek additional sources of funding to address our short and long term liquidity requirements. Moreover, we cannot predict the impact of the restatement on our ability to increase sales.  To the extent cash on hand is not sufficient to meet our short-term liquidity requirements we expect to utilize credit facilities obtained from affiliates or unaffiliated third parties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

We operate as an umbrella partnership REIT structure in which our wholly owned subsidiary, Bluerock Enhanced Multifamily Holdings, L.P., a Delaware limited partnership, or wholly owned subsidiaries of our operating partnership, owns substantially all of the property interests acquired on our behalf.

Effective September 15, 2009, the Financial Accounting Standards Board (“FASB”) issued its final Statement of Financial Accounting Standards – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This Statement made the FASB Accounting Standards Codification (the “ASC”) the single source of GAAP used by nongovernmental entities in the preparation of financial statements, except for rules and interpretive releases of the SEC under authority of federal securities laws.  We have prepared our consolidated financial statements in conformity with the ASC using the plain English approach encouraged by the FASB in the FASB Accounting Standards Codification Notice to Constituents (v.3.0) release.

Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.  We will consider future majority owned and controlled joint ventures for consolidation in accordance with the provisions required by the Consolidation Topic of the FASB ASC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading.  In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the nine months ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The balance sheet at December 31, 2009, has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  For further information refer to the financial statements and notes thereto included in our audited consolidated financial statements for the year ended December 31, 2009 contained in the Amended Annual Report on Form 10-K/A filed with the SEC on January 19, 2011.

Joint Ventures

We analyze our investments in joint ventures to determine if the joint venture is a variable interest entity (a “VIE”) and would require consolidation. We (a) evaluate the sufficiency of the total equity at risk, (b) review the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (c) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. We would consolidate a venture that is determined to be a VIE if we were the primary beneficiary. Beginning January 1, 2010, a new accounting standard became effective and changed the method by which the primary beneficiary of a VIE is determined to a primarily qualitative approach whereby the variable interest holder, if any, that has the power to direct the VIE’s most significant activities is considered the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess the existence of a controlling financial interest under a voting interest model to determine whether the venture should be consolidated.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  At the property level these estimates include such items as purchase price allocation of real estate acquisitions, impairment of long-lived assets, depreciation and amortization and allowance for doubtful accounts.  Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.  There are no restrictions on the use of our cash as of September 30, 2010.

Deferred Financing Costs

Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt. As of September 30, 2010 and December 31, 2009, our deferred financing costs were $113,612 and $43,509, respectively, net of amortization.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of the Stock Compensation Topic of the FASB ASC. This topic established a fair value based method of accounting for stock-based compensation and requires the fair value of stock-based compensation awards to amortize as an expense over the vesting period and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes.  Stock-based compensation awards are valued at the fair value on the date of grant and are amortized as an expense over the vesting period.  During the nine months ended September 30, 2010, 2,500 shares of common stock were awarded to each of the three independent directors after their reelection to the board during the 2010 annual meeting of shareholders held March 15, 2010.

Distribution Policy

We intend to elect to be taxed as a REIT and to operate as a REIT beginning with our taxable year ending December 31, 2010. To maintain our qualification as a REIT, we intend to make distributions each taxable year equal to at least 90% of our REIT annual taxable income (excluding net capital gains and income from operations or sales through a taxable REIT subsidiary, or TRS). We expect to authorize and declare daily distributions that will be paid on a monthly basis.

Distributions to stockholders will be determined by our board of directors and will be dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) and other considerations as our board of directors may deem relevant.

Concentration of Credit Risk

We invest our cash and cash equivalents among several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

Related Party Transactions

Pursuant to the advisory agreement, we are obligated to pay our advisor specified fees upon the provision of certain services related to, the investment of funds in real estate and real estate-related investments, management of our investments and for other services (including, but not limited to, the disposition of investments). We are also obligated to reimburse our advisor for organization and offering costs incurred by our advisor on our behalf, and we are obligated to reimburse our advisor for acquisition and origination expenses and certain operating expenses incurred on our behalf or incurred in connection with providing services to the Company.   The Company records all related party fees as incurred, subject to any limitations described in the advisory agreement.

Organization and Offering Costs

Our organization and offering costs (other than selling commissions and the dealer manager fee) were initially being paid by the advisor, the dealer manager or their affiliates on our behalf. These other organization and offering costs include all expenses to be paid by us in connection with our public offering, including but not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the escrow holder and transfer agent; (iii) charges of the advisor for administrative services related to the issuance of shares in the offering; (iv) reimbursement of the dealer manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (v) reimbursement to the advisor for costs in connection with preparing supplemental sales materials; (vi) the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers); (vii) reimbursement to the dealer manager for attendance and sponsorship fees and cost reimbursements for employees of the dealer manager to attend retail seminars conducted by broker-dealers; and (viii) in special cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the shares in the offering and the ownership of the shares by such broker-dealers’ customers. Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse the advisor, the dealer manager or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by us in the offering exceed 15% of gross offering proceeds.  As of September 30, 2010 and December 31, 2009, the advisor has incurred on our

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

behalf organization and offering costs of approximately $2.8 million and $2.4 million, respectively of which $502,000 has been reimbursed to the advisor. We met the minimum number of shares in our Initial Public Offering on May 20, 2010 and the costs paid by the advisor on our behalf became a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Initial Public Offering.  As of September 30, 2010, we had recognized organization and offering costs, other than selling commissions and dealer manager fees – see below, of $1.07 million of which $569,000 was incurred directly by us and $502,000 was reimbursed to the advisor.  No organization and offering costs were recognized as of December 31, 2009 as the minimum number of shares of our common stock had not been issued.  When recorded by us, organization costs were expensed and offering costs, which include selling commissions and dealer manager fees, are charged to stockholders’ equity.

Operating Expenses

We reimburse the advisor for all reasonable and incurred expenses in connection with services provided to us, subject to the limitation that we will not reimburse any amount that would cause our total operating expenses at the end of four preceding fiscal quarters to exceed the greater of 2% of our average invested assets or 25% of our net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period unless a majority of our independent directors has determined such expenses were justified based on unusual and non-recurring factors. If such excess expenses are not approved by a majority of our independent directors, our advisor must reimburse us at the end of the four fiscal quarters the amount by which the aggregate expenses during the period paid or incurred by us exceed the limitations provided above. We will not reimburse the advisor for personnel costs in connection with services for which the advisor receives acquisition, origination or disposition fees. As of September 30, 2010 approximately $682,000 of operating expenses have been incurred on our behalf. Due to the limitations discussed above and because operating expenses incurred directly by us have exceeded the 2% threshold this amount has not been recorded on our income statement. Further, approximately $318,000 has been recorded as a receivable from the advisor for the excess operating expenses incurred directly by us. If the independent directors approve reimbursement to the advisor these costs will be expensed and become payable at that time.

Selling Commissions and Dealer Manager Fees

We pay the dealer manager up to 7% and 2.6% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid with respect to certain volume discount sales. No sales commission or dealer manager fee is paid with respect to shares issued through the dividend reinvestment plan. The dealer manager reallows 100% of sales commissions earned to participating broker-dealers. The dealer manager may reallow to any participating broker-dealer up to 1% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee and, in special cases, the dealer manager may increase the reallowance. As of September 30, 2010, the Company had incurred approximately $485,000 of selling commissions and dealer manager fees; the Company had incurred no selling commissions and dealer manager fees as of December 31, 2009 as the minimum number of shares of our common stock had not been issued.

Acquisition and Origination Fees

We pay the advisor an acquisition fee equal to 1.75% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. With respect to investments in and originations of loans, we pay an origination fee equal to 1.75% of the amount funded by us to acquire or originate mortgage, mezzanine, bridge or other loans, including any expenses related to such investments and any debt we use to fund the acquisition or origination of these loans. We do not pay acquisition fees with respect to investments in loans.

Asset Management Fee

With respect to investments in real estate, we pay the advisor a monthly asset management fee equal to one-twelfth of 1% of the amount paid or allocated to acquire the investment excluding acquisition fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment.

Financing Fee

We pay the advisor a financing fee equal to 1% of the amount, under any loan or line of credit, made available to us.

Independent Director Compensation

We pay each of our independent directors an annual retainer of $25,000. In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,000 for each committee meeting attended, (iii) $1,000 for each teleconference board meeting attended, and (iv) $1,000 for each teleconference committee meeting attended.  All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. In addition 5,000 shares of restricted stock were granted upon election to the board and 2,500 shares of restricted stock will be granted annually upon re-election to the board. Director compensation is an operating expense to us that is subject to the operating expense reimbursement obligation of the advisor discussed in Note 8, “Related Party Transactions.”

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Income Taxes

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and intend to operate as such commencing with the taxable year ending December 31, 2010.  We expect to have little or no taxable income prior to electing REIT status.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted net loss per common share is computed by dividing net loss attributable to common shareholders by the sum of the weighted average number of common shares outstanding and any potential dilutive shares for the period.  Under the two-class method of computing earnings per share, net loss attributable to common shareholders is computed by adjusting net loss for the non-forfeitable dividends paid on non-vested restricted stock.

The following table reconciles the components of basic and diluted net loss per common share:

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Net loss	$(696,248)	$(1,863,176)
Dividends on restricted stock expected to vest	(3,176)	(4,591)
Basic net loss attributable to common shareholders	$(699,424)	$(1,867,767)
Weighted average number of common shares outstanding	489,423	229,340
Potential dilutive shares (1)	-	-
Weighted average number of common shares outstanding and potential dilutive shares	489,423	229,340

(1)
Excludes 18,000 and 16,389 shares related to non-vested restricted stock for the three and nine months ended September 30, 2010, respectively.  Also excludes any dilution related to the 1,000 shares of convertible stock as the conversion would be anti-dilutive and currently there would be no conversion into common shares.

Reportable Segment

Our current business consists of investing in and operating multifamily communities. Substantially all of our consolidated net loss is from investments in real estate properties that we own through Co-Investment Ventures which we account for under the equity method of accounting.  We internally evaluate operating performance on an individual property level and view our real estate assets as one industry segment, and, accordingly, our properties will be aggregated into one reportable segment.

Fair Value Measurements

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The GAAP fair value framework uses a three-tiered approach.  Fair value measurements are classified and disclosed in one of the following three categories:
•	Level 1: unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;
•
Level 2: quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3: prices or valuation techniques where little or no market data is available that requires inputs that are significant to the fair value measurement and unobservable.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Share Repurchase Plan and Redeemable Common Stock

The Company has adopted a share redemption program that may enable stockholders to sell their shares to the Company in limited circumstances.

There are several limitations on the Company’s ability to redeem shares under the share redemption program:

•
Unless the shares are being redeemed in connection with a stockholder’s death  or “qualifying disability” (each as defined under the share redemption program), we may not redeem shares until the stockholder has held the shares for one year.

•
During any calendar year, the share redemption program limits the number of shares we may redeem to those that  we could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year.

•	During any calendar year, we may redeem no more than 5% of the number of shares as of the same date in the prior calendar year.

Pursuant to the program, we will initially redeem shares at prices determined as follows:

•	The lower of $9.25 or the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.

Our board of directors may amend, suspend or terminate the share redemption program with 30 days’ notice to its stockholders. We may provide this notice by including such information in a Current Report on Form 8-K or in our annual or quarterly reports, all publicly filed with the SEC, or by a separate mailing to its stockholders.

We record amounts that are redeemable under the share redemption program as redeemable common stock in the accompanying consolidated balance sheets because the shares are redeemable at the option of the holder and therefore their redemption is outside our control. The maximum amount redeemable under our share redemption program is limited to the number of shares we could redeem with the amount of the net proceeds from the sale of shares under the dividend reinvestment plan during the prior calendar year. However, because the amounts that can be redeemed in future periods are determinable and only contingent on an event that is likely to occur (e.g., the passage of time), we present the net proceeds from the current dividend reinvestment plan, net of current year redemptions, as redeemable common stock in the accompanying consolidated balance sheets.

We classify financial instruments that represent a mandatory obligation to us to redeem shares as liabilities. When we determine we have a mandatory obligation to redeem shares under the share redemption program we will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

We limit the dollar value of shares that may be redeemed under the program as described above.  During the nine months ended September 30, 2010, we did not redeem any shares pursuant to our share redemption program because of the restriction that during each calendar year redemptions are limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year and the restriction that shareholders hold their shares for one year.  June 1, 2010 was the first month that shares were issued under the dividend reinvestment plan.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Recently Issued Accounting Standards Updates

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU No. 2010-01”). This ASU clarifies that when the stock portion of a distribution allows stockholders to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate, the distribution would be considered a share issuance as opposed to a stock dividend and the share issuance would be reflected in earnings per share prospectively. ASU No. 2010-01 is effective for interim and annual periods ending on or after December 15, 2009 and should be applied on a retrospective basis. The adoption of ASU No. 2010-01 did not have an impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurement (“ASU No. 2010-06”). ASU No. 2010-06 requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. ASU No. 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU No. 2010-06 did not have a material impact on our consolidated financial statements.

3.  RECENT ACQUISITIONS OF REAL ESTATE

During the nine months ended September 30, 2010, we acquired an equity interest in the following properties:

Property Name Location of Property	Acquisition Date	Land and Land Improvements	In Place Lease Intangible Asset	Building and Improvements	Total Purchase Price (1)
The Reserve at Creekside Chattanooga, TN	03/31/2010	$1,679,000	$370,000	$12,201,000	$14,250,000

The Apartments at Meadowmont Chapel Hill, NC	04/09/2010	4,910,000	782,000	31,308,000	37,000,000

The Estates at Perimeter, Augusta, GA	09/01/2010	2,050,000	543,400	22,356,600	24,950,000

Gardens at Hillsboro Village, Nashville, TN	09/30/2010	10,317,000	638,200	20,644,800	31,600,000

(1) Total purchase price excludes acquisition fees and closing costs.

3.  RECENT ACQUISITIONS OF REAL ESTATE – (Continued)

The Reserve at Creekside

We invested $542,000 to acquire a 33.33% equity interest in BR Creekside Managing Member, LLC (the “Creekside Managing Member JV Entity”) through a wholly owned subsidiary of our operating partnership, BEMT Creekside, LLC (“BEMT Creekside”).  Bluerock Special Opportunity + Income Fund, LLC (“BEMT Co-Investor”) and Bluerock Special Opportunity + Income Fund II, LLC (“BEMT Co-Investor II”) each invested $542,000 to acquire the remaining 66.66% interest in the Creekside Managing Member JV Entity.  BEMT Creekside, BEMT Co-Investor and BEMT Co-Investor II are co-managers of the Creekside Managing Member JV Entity.  Under the terms of the operating agreement for the Creekside Managing Member JV Entity, certain major decisions regarding the investments of the Creekside Managing Member JV Entity require the unanimous approval of the Company (through BEMT Creekside), BEMT Co-Investor and BEMT Co-Investor II.  If the Company, BEMT Co-Investor and BEMT Co-Investor II are not able to agree on a major decision or at any time after March 31, 2013, any party may initiate a buy-sell proceeding.  Additionally, any time after March 31, 2013, any party may initiate a proceeding to force the sale of the Creekside Managing Member JV Entity’s interest in the Creekside JV Entity (defined below) to a third party, or, in the instance of the non-initiating parties’ rejection of a sale, cause the non-initiating parties to purchase the initiating party’s interest in the Creekside Managing Member JV Entity.

The Creekside Managing Member JV Entity contributed $1.483 million of equity capital to acquire a 68% equity interest in BR Hawthorne Creekside JV, LLC (the “Creekside JV Entity”) and acts as the manager of the Creekside JV Entity.  Hawthorne Creekside, LLC (“Hawthorne”), an unaffiliated entity, invested $698,022 to acquire the remaining 32% interest in the Creekside JV Entity.  The Creekside JV Entity is the sole owner of BR Creekside, LLC, a special-purpose entity that holds title to the Creekside Property (“BR Creekside”).  Under the terms of the operating agreement of the Creekside JV Entity, major decisions with respect to the joint venture or the Creekside Property are made by the majority vote of an appointed management committee, which is controlled by the Creekside Managing Member JV Entity.  However, any decision with respect to the sale or refinancing of the Creekside Property requires the unanimous approval of the Creekside Managing Member JV Entity and Hawthorne.  Further, to the extent that the Creekside Managing Member JV Entity and Hawthorne are not able to agree on a major decision or at any time after March 31, 2013, either party may initiate a buy-sell proceeding.  Additionally, any time after March 31, 2013, either party may initiate a proceeding to force the sale of the Creekside Property to a third party, or, in the instance of the non-initiating party’s rejection of a sale, cause the non-initiating party to purchase the initiating party’s interest in the Creekside JV Entity.

As a result of the structure described above, we, BEMT Co-Investor and BEMT Co-Investor II each hold a 22.67% indirect equity interest in the Creekside Property (68% in the aggregate), and Hawthorne holds the remaining 32% indirect equity interest.  We, BEMT Co-Investor, BEMT Co-Investor II and Hawthorne will each receive current distributions from the operating cash flow generated by the Creekside Property in proportion to these respective percentage equity interests.

Meadowmont

We invested $1.52 million to acquire a 32.5% equity interest in BR Meadowmont Managing Member, LLC (the “Meadowmont Managing Member JV Entity”) through a wholly owned subsidiary of our operating partnership, BEMT Meadowmont, LLC (“BEMT Meadowmont”).  BEMT Co-Investor invested $1.17 million to acquire a 25% interest and BEMT Co-Investor II invested $1.98 million to acquire the remaining 42.5% interest in the Meadowmont Managing Member JV Entity.  BEMT Meadowmont, BEMT Co-Investor and BEMT Co-Investor II are co-managers of the Meadowmont Managing Member JV Entity.  Under the terms of the operating agreement for the Meadowmont Managing Member JV Entity, certain major decisions regarding the investments of the Meadowmont Managing Member JV Entity require the unanimous approval of the Company (through BEMT Meadowmont), BEMT Co-Investor and BEMT Co-Investor II.  If the Company, BEMT Co-Investor and BEMT Co-Investor II are not able to agree on a major decision or at any time after April 9, 2013, any party may initiate a buy-sell proceeding.  Additionally, any time after April 9, 2013, any party may initiate a proceeding to force the sale of the Meadowmont Managing Member JV Entity’s interest in the Meadowmont JV Entity (defined below) to a third party, or, in the instance of the non-initiating parties’ rejection of a sale, cause the non-initiating parties to purchase the initiating party’s interest in the Meadowmont Managing Member JV Entity.

The Meadowmont Managing Member JV Entity contributed $4.65 million of equity capital to acquire a 50% equity interest in Bell BR Meadowmont JV, LLC (the “Meadowmont JV Entity”).  A Bell Partners Inc. affiliate that is unaffiliated with the Company, Fund III Meadowmont Apartments, LLC (“Bell”), invested $4.65 to acquire the remaining 50% interest in the Meadowmont JV Entity.  The Meadowmont Managing

3.  RECENT ACQUISITIONS OF REAL ESTATE – (Continued)

Member JV Entity and Bell are co-managers of the Meadowmont JV Entity. The Meadowmont JV Entity is the sole owner of Bell BR Meadowmont, LLC, a special-purpose entity that holds title to the Meadowmont Property (“BR Meadowmont”).  Under the terms of the operating agreement of the Meadowmont JV Entity, decisions with respect to the joint venture or the Meadowmont Property are made by unanimous approval of the managers.  Further, to the extent that the Meadowmont Managing Member JV Entity and Bell are not able to agree on certain major decisions, either party may initiate a buy-sell proceeding.  Additionally, any time after April 9, 2013, either party may initiate a proceeding to force the sale of the Meadowmont Property to a third party, or, in the instance of the non-initiating party’s rejection of a sale, cause the non-initiating party to purchase the initiating party’s interest in the Meadowmont JV Entity.

As a result of the structure described above, the Company holds a 16.25% indirect equity interest, BEMT Co-Investor holds a 12.5% indirect equity interest and BEMT Co-Investor II holds a 21.25% indirect equity interest in the Meadowmont Property (50% in the aggregate), and Bell holds the remaining 50% indirect equity interest.  The Company, BEMT Co-Investor, BEMT Co-Investor II and Bell will each receive current distributions from the operating cash flow generated by the Meadowmont Property in proportion to these respective percentage equity interests.

Augusta

We invested $1.9 million to acquire a 50% equity interest in BR Augusta JV Member, LLC (the “Augusta Member JV Entity”) through a wholly owned subsidiary of its operating partnership, BEMT Augusta, LLC (“BEMT Augusta”).  BEMT Co-Investor invested $1.9 million to acquire the remaining 50% interest in the Augusta Member JV Entity.  BEMT Augusta and BEMT Co-Investor are co-managers of the Augusta Member JV Entity.  Under the terms of the operating agreement for the Augusta Member JV Entity, certain major decisions regarding the investments of the Augusta Member JV Entity require the approval of the Company (through BEMT Augusta) and BEMT Co-Investor.  To the extent that the Company and BEMT Co-Investor are not able to agree on a major decision or at any time after September 1, 2013, either party may initiate a buy-sell proceeding.  Additionally, any time after September 1, 2013, either party may initiate a proceeding to force the sale of the Augusta Member JV Entity’s interest in the Augusta JV Entity (defined below) to a third party, or, in the instance of the non-initiating parties’ rejection of a sale, cause the non-initiating parties to purchase the initiating party’s interest in the Augusta Member JV Entity.

The Augusta Member JV Entity contributed $3.85 million of equity capital to acquire a 50% equity interest in BSF/BR Augusta JV, LLC (the “Augusta JV Entity”) and acts as the manager of the Augusta JV Entity.  Trade Street, an unaffiliated entity, invested $3.85 million to acquire the remaining 50% interest in the Augusta JV Entity.  The Augusta JV Entity is the sole owner of BSF/BR Augusta, LLC, a special-purpose entity that holds title to the Augusta Property (“BR Augusta”).  Under the terms of the operating agreement of the Augusta JV Entity, major decisions with respect to the joint venture or the Augusta Property are made by the majority vote of an appointed management committee, which is controlled by the Augusta Member JV Entity.  However, any decision with respect to the sale or refinancing of the Augusta Property requires the unanimous approval of the Augusta Member JV Entity and Trade Street.  Further, to the extent that the Augusta Member JV Entity and Trade Street are not able to agree on a major decision or at any time after September 1, 2013, either party may initiate a buy-sell proceeding.  Additionally, any time after September 1, 2013, either party may initiate a proceeding to force the sale of the Augusta Property to a third party, or, in the instance of the non-initiating party’s rejection of a sale, cause the non-initiating party to purchase the initiating party’s interest in the Augusta JV Entity.

As a result of the structure described above, the Company and BEMT Co-Investor each hold a 25% indirect equity interest in the Augusta Property (50% in the aggregate), and Trade Street holds the remaining 50% indirect equity interest.  The Company, BEMT Co-Investor, and Trade Street will each receive current distributions from the operating cash flow generated by the Augusta Property in proportion to these respective percentage equity interests.

Hillsboro

We invested $1.3 million to acquire a 25% equity interest in BR Hillsboro Village JV Member, LLC (the “Hillsboro Member JV Entity”) through a wholly owned subsidiary of its operating partnership, BEMT Hillsboro Village, LLC (“BEMT Hillsboro”).  BEMT Co-Investor invested $1.9 million to acquire a 37.5% interest and BEMT Co-Investor II invested $1.9 million

3. RECENT ACQUISITIONS OF REAL ESTATE – (Continued)

to acquire the remaining 37.5% interest in the Hillsboro Member JV Entity.  BEMT Hillsboro, BEMT Co-Investor and BEMT Co-Investor II are co-managers of the Hillsboro Member JV Entity.  Under the terms of the operating agreement for the Hillsboro Member JV Entity, certain major decisions regarding the investments of the Hillsboro Member JV Entity require the unanimous approval of the Company (through BEMT Hillsboro), BEMT Co-Investor and BEMT Co-Investor II.  If the Company, BEMT Co-Investor and BEMT Co-Investor II are not able to agree on a major decision or at any time after September 30, 2013, any party may initiate a buy-sell proceeding.  Additionally, any time after September 30, 2013, any party may initiate a proceeding to force the sale of the Hillsboro Member JV Entity’s interest in the Hillsboro JV Entity (defined below) to a third party, or, in the instance of the non-initiating parties’ rejection of a sale, cause the non-initiating parties to purchase the initiating party’s interest in the Hillsboro Managing Member JV Entity.

The Hillsboro Member JV Entity contributed its capital, a portion of which was funded by a $2 million loan from Bell, the JV partner, to acquire a 50% equity interest in Bell BR Hillsboro Village JV, LLC (the “Hillsboro JV Entity”) and is empowered to become a manager of the Hillsboro JV Entity.  Bell invested $5.03 million to acquire the remaining 50% interest in the Hillsboro JV Entity.  The Hillsboro JV Entity is a special-purpose entity that holds title to the Hillsboro Property.  Under the terms of the operating agreement of the Hillsboro JV Entity, upon repayment of the Bell Loan , major decisions with respect to the joint venture or the Hillsboro Property are made by the majority vote of an appointed management committee, which is controlled by the Hillsboro Member JV Entity; provided however, any decision with respect to the sale or refinancing of the Hillsboro Property requires the unanimous approval of the Hillsboro Member JV Entity and Bell.  Subject to repayment of the Bell Loan, to the extent that the Hillsboro Member JV Entity and Bell are not able to agree on a major decision or at any time after September 30, 2013, either party may initiate a buy-sell proceeding.  Additionally, any time after September 30, 2013, either party may initiate a proceeding to force the sale of the Hillsboro Property to a third party, or, in the instance of the non-initiating party’s rejection of a sale, cause the non-initiating party to purchase the initiating party’s interest in the Hillsboro JV Entity.

As a result of the structure described above, we hold a 12.5% indirect equity interest, BEMT Co-Investor holds an 18.75% indirect equity interest and BEMT Co-Investor II holds an 18.75% indirect equity interest in the Hillsboro Property (50% in the aggregate), and Bell holds the remaining 50% indirect equity interest.  We, BEMT Co-Investor, BEMT Co-Investor II and Bell will each receive current distributions from the operating cash flow generated by the Hillsboro Property in proportion to these respective percentage equity interests.

4.  INVESTMENTS IN REAL ESTATE

As of September 30, 2010, our portfolio consists of five properties acquired through unconsolidated joint ventures.  The following table provides summary information regarding our investments.

Multifamily Community Name/Location	Approx. Rentable Square Footage	Number of Units	Date Acquired	Property Acquisition Cost(1)	Joint Venture Equity Investment Information		Approx. Annualized Base Rent
					Amount of Our Investment	Our Ownership Interest in Property Owner		Average Annual Effective Rent Per Unit	Approx. % Leased
Springhouse at Newport News/Newport News, Virginia	310,826	432	12/03/2009	$29.25 million	$1.82 million	37.5%	$4,153,000	$9,450	95%

The Reserve at Creekside Village/Chattanooga, Tennessee	211,632	192	03/31/2010	$14.25 million	$385,000	22.67%	$2,079,000	$9,831	96%

The Apartments at Meadowmont/Chapel Hill, North Carolina	296,240	258	04/09/2010	$37.0 million	$1.25 million	16.25%	$3,945,000	$14,571	98%

The Estates at Perimeter/ Augusta, Georgia	266,148	240	09/01/2010	$24.95 million	$1.82 million	25%	$2,862,214	$11,835	95%

Gardens at Hillsboro Village/ Nashville, Tennessee	187,430	201	09/30/2010	$31.6 million	$1.2 million	12.5%	$3,239,196	$16,101	98%

(1)	Property Acquisition Cost excludes acquisition fees and closing costs.

5.  EQUITY METHOD INVESTMENTS

We accounted for the acquisitions of our interests in properties through managing member LLCs in accordance with the provisions of the Consolidation Topic of the FASB ASC.  Following is a summary of our ownership interest by property as of September 30, 2010.

Property	Managing Member LLC interest	Joint Venture interest	Indirect Equity Interest in Property
Springhouse	50.00%	75%	37.5.%
Creekside	33.33%	68%	22.67%
Meadowmont	32.50%	50%	16.25%
Augusta	50.00%	50%	25.00%
Hillsboro	25.00%	50%	12.50%

We analyzed our interest in the managing member LLC to determine (a) if the LLC is a VIE, and (b) if so, if we are the primary beneficiary.

For Springhouse, Augusta and Hillsboro our contribution into the managing member LLC was funded through a loan from an affiliate who is another investor in the managing member LLC, thus our equity investment is not at risk. Since unanimous approval is required by all members to direct the activities that most significantly impact the managing member LLC’s economic performance, the holder of the equity investment at risk lacks that power and thus we concluded that the managing member LLC entities are VIE’s.  We are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact the economic performance of the managing member LLC and would not be considered to be the investor that is most closely associated with the entity among the related party investors.  As a result, our investments are reflected as investments in unconsolidated joint ventures under the equity method of accounting.

For Creekside our initial contribution into the managing member LLC was funded through a loan from an affiliate and accounted for as discussed above, however on September 28, 2010  the loan was repaid and the managing member LLC was no longer considered a VIE.  We then analyzed the managing member LLC under a voting interest model and determined that the investment in the unconsolidated joint venture should be accounted for under the equity method as each member had an equal voting interest.

For Meadowmont our initial contribution into the managing member LLC on April 9, 2010 was funded through a loan from an affiliate who is another investor in the managing member LLC, but this was subsequently repaid on June 8, 2010. However, the voting rights of the investors are not proportional to their obligations to absorb the expected losses or their rights to receive the expected residual returns of the managing member and substantially all of the activities are done on behalf of the single related party group (all of the investors are part of a single related party group) thus this would cause the managing member LLC to be a VIE.  We are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact the economic performance of the managing member LLC and would not be considered to be the investor that is most closely associated with the entity among the related party investors.  As a result our investment is reflected as an investment in an unconsolidated joint ventures under the equity method of accounting.

5.  EQUITY METHOD INVESTMENTS – (Continued)

The carrying amount of our investments in unconsolidated joint ventures was $6.47 million and $2.34 million as of September 30, 2010 and December 31, 2009, respectively.  Summary unaudited financial information for the operating properties as of September 30, 2010 and for the three and nine months ended September 30, 2010 is as follows:

Balance Sheet Data:		As of September 30, 2010
Real Estate, net of depreciation		$134,568,000
Other assets		3,851,000
Total assets		$138,419,000

Mortgage payable		$105,545,000
Other current liabilities		1,838,000
Total liabilities		$107,383,000

Stockholders’ equity		31,036,000
Total liabilities and stockholders’ equity		$138,419,000
	Three Months Ended	Nine Months Ended
Operating Data:	September 30, 2010	September 30, 2010
Rental revenues	$2,752,000	$6,024,000
Operating expenses	1,166,000	2,626,000
Net operating income	1,586,000	3,398,000
Acquisition fees	(822,000)	(1,514,000)
Depreciation and amortization	(1,385,000)	(3,508,000)
Mortgage Interest	(1,000,000)	(2,218,000)
Net loss	(1,621,000)	(3,842,000)
Net loss attributable to JV partners	1,296,000	2,900,000
Equity in net loss of unconsolidated joint ventures	($325,000)	($942,000)

As discussed above, the investments in Springhouse, Meadowmont, Augusta and Hillsboro are considered VIEs and we are not the primary beneficiary.  These investments are accounted for as equity method investments and are included in the caption Investments in unconsolidated real estate joint ventures on the consolidated balance sheet.  The risks and rewards associated with our interest in these entities are based primarily on our ownership percentage.  Our maximum exposure to loss is equal to our investment balance which is approximately $6.09 million as of September 30, 2010.

6.  NOTES PAYABLE

Note Payable

In connection with our investment in the Springhouse joint venture, on December 3, 2009, BEMT Springhouse LLC, a wholly owned subsidiary of our operating partnership (“BEMT Springhouse”), entered into a loan agreement with Bluerock Special Opportunity + Income Fund (“BEMT Co-Investor”) pursuant to which BEMT Springhouse borrowed $2.8 million (the “BEMT Co-Investor Springhouse Loan”). The BEMT Co-Investor Springhouse Loan initially had a six-month term, maturing June 3, 2010, which was subsequently extended to December 3, 2010 and again to June 3, 2011.  A partial repayment in the amount of $1.1 million was made on June 23, 2010. It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. For the nine month period ended September 30, 2010, the interest rate on the BEMT Co-Investor Springhouse Loan was 7.00%. Interest on the loan will be paid on a current basis from cash flow distributed to us from BR Springhouse Managing Member, LLC (the “Springhouse Managing Member JV Entity”). The BEMT Co-Investor Springhouse Loan is secured by a pledge of our indirect membership interest in the Springhouse property and a pledge of BEMT Springhouse’s membership interest in the Springhouse Managing Member JV Entity.

In connection with our investment in the Creekside joint venture, on March 31, 2010, BEMT Creekside entered into a loan agreement with BEMT Co-Investor II pursuant to which it was authorized to borrow up to $1.1 million (the “BEMT Co-Investor II Creekside Loan”), with respect to which BEMT Co-Investor II has advanced $457,000 in connection with closing.  The BEMT Co-Investor II Creekside Loan had a six-month term, maturing September 30, 2010, and could be prepaid without penalty.  It bore interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized.  The BEMT Co-Investor II Creekside Loan was secured by a pledge of our indirect membership interest in the Creekside property and a pledge of BEMT Creekside’s membership interest in the Creekside Managing Member JV Entity.  The loan plus accrued interest was paid in full on September 28, 2010.

In connection with our  investment in the Meadowmont joint venture, on April 9, 2010, BEMT Meadowmont LLC entered into a loan agreement with BEMT Co-Investor II pursuant to which it was authorized to borrow up to $2.6 million (the “BEMT Co-Investor II Meadowmont Loan”), with respect to which BEMT Co-Investor II advanced $1.4 million with respect to the acquisition.  The BEMT Co-Investor II Meadowmont Loan had a six-month term, maturing October 9, 2010, and could be prepaid without penalty.  It bore interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized.  The BEMT Co-Investor II Meadowmont Loan was secured by a pledge of our indirect membership interest in the Meadowmont property and a pledge of BEMT Meadowmont’s membership interest in the Meadowmont Managing Member JV Entity.  The loan plus accrued interest was paid in full on June 8, 2010.

In connection with our investment in the Augusta joint venture, on September 1, 2010, BEMT Augusta entered into a loan agreement with BEMT Co-Investor pursuant to which it borrowed $1.9 million (the “BEMT Co-Investor Augusta Loan”), in connection with the Augusta Property closing.  The BEMT Co-Investor Augusta Loan has a six-month term with a three month extension.  The initial maturity date is February 28, 2011, and may be prepaid without penalty.  It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized.  Interest on the loan will be paid on a current basis from cash flow distributed to us from the Augusta Managing Member JV Entity.  The BEMT Co-Investor Augusta Loan is secured by a pledge of our indirect membership interest in the Augusta property and a pledge of BEMT Augusta’s membership interest in the Augusta Managing Member JV Entity.

In connection with our investment in the Hillsboro joint venture, on September 30, 2010, BEMT Hillsboro entered into a loan agreement with BEMT Co-Investor II pursuant to which it borrowed $1.3 million (the “BEMT Co-Investor II Hillsboro Loan).  The BEMT Co-Investor II Hillsboro Loan has a six-month term with a three month extension.  The initial maturity date is March 31, 2011, and may be prepaid without penalty.  It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized.  Interest on the loan will be paid on a current basis from cash flow distributed to us from the Hillsboro Managing Member JV Entity. The BEMT Co-Investor II Hillsboro Loan is secured by a pledge of our indirect membership interest in the Hillsboro property and a pledge of BEMT Hillsboro’s membership interest in the Hillsboro Managing Member JV Entity.

We expect to repay the Springhouse, Augusta and Hillsboro notes upon maturity with the proceeds to be raised from the Initial Public Offering.  If we are unable to repay the principal amounts upon maturity, we will seek to extend the loans or refinance.  If we cannot repay or refinance the notes, then we will lose our interest in the associated joint venture.

7.  FAIR VALUE DISCLOSURE

As of September 30, 2010, we believe the carrying values of cash and cash equivalents and receivables and payables from affiliates approximate their fair values based on their highly-liquid nature and/or short-term maturities, including prepayment options.  As of September 30, 2010 and December 31, 2009, we had no significant assets or liabilities measured at fair value on a recurring or nonrecurring basis.  We estimate fair values for financial instruments based on interest rates with similar terms and remaining maturities that management believes we could obtain.

8.  RELATED PARTY TRANSACTIONS

In connection with our investments we entered into loan agreements with BEMT Co-Investor and BEMT Co-Investor II, the terms of which are described above in Note 6 (Notes Payable).

As of September 30, 2010, approximately $2.8 million of organizational and offering costs have been incurred on our behalf. We are liable to reimburse these costs only to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering.  When recorded by us, organizational costs are expensed and third-party offering costs are charged to shareholders’ equity.  Organizational and offering costs will be reimbursed from the gross proceeds of the offering.  As of September 30, 2010, approximately $49,900 of organizational costs have been expensed and are included in general and administrative expense and approximately $1.07 million of offering costs have been charged to shareholders equity.

The advisor performs its duties and responsibilities as our fiduciary under an advisory agreement. The advisory agreement has a one-year term expiring October 14, 2011, and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and us. The advisor conducts our operations and manages our portfolio of real estate and real estate-related investments under the terms of the advisory agreement.  Certain of our affiliates will receive fees and compensation in connection with the Initial Public Offering, and the acquisition, management and sale of our real estate investments

We pay our advisor a monthly asset management fee for the services it provides pursuant to the advisory agreement. The asset management fee  equals one-twelfth of 1.0% of the higher of the cost or the value of each asset, where (A) cost equals the amount actually paid, excluding acquisition fees and expenses, to purchase each asset it acquires, including any debt attributable to the asset (including any debt encumbering the asset after acquisition), provided that, with respect to any properties we develop, construct or improve, cost will include the amount expended by us for the development, construction or improvement, and (B) the value of an asset is the value established by the most recent independent valuation report, if available, without reduction for depreciation, bad debts or other non-cash reserves.  For these purposes, “invested capital” means the original issue price paid for the shares of our common stock reduced by prior distributions identified as special distributions from the sale of our asset.  The asset management fee will be based only on the portion of the cost or value attributable to our investment in an asset if we do not own all of an asset.

The advisor receives 1.75% of the purchase price of a property or investment for its services in connection with the investigation, selection, sourcing, due diligence and acquisition of that property or investment. The purchase price of a property or investment will equal the amount paid or allocated to the purchase, development, construction or improvement of a property, inclusive of expenses related thereto, and the amount of debt associated with such real property or investment. The purchase price allocable for joint venture investments will equal the product of (1) the purchase price of the underlying property and (2) our ownership percentage in the joint venture. We will pay the advisor an origination fee in lieu of an acquisition fee for services in connection with the investigation, selection, sourcing, due diligence, and acquisition of mortgage, subordinated, bridge or other loans of 1.75% of the principal amount of the borrower’s loan obligation or of the purchase price of any loan we purchase including third- party expenses.

The advisor also receives a financing fee equal to 1% of the amount, under any loan or line of credit, made available to us. The advisor may re-allow some or all of this fee to reimburse third parties with whom it may subcontract to procure such financing for us. In addition, to the extent the advisor provides a substantial amount of services in connection with the disposition of one or more of our properties or investments (except for securities that are traded on a national securities exchange), the advisor will receive fees equal to the lesser of (A) 1.5% of the sales price of each property or other investment sold or (B) 50% of the selling commission that would have been paid to a third-party broker in connection with such a disposition. In no event may disposition fees paid to the advisor or its

8.  RELATED-PARTY TRANSACTIONS – (Continued)

affiliates and unaffiliated third parties exceed in the aggregate 6% of the contract sales price. In addition to the fees payable to the advisor, we reimburse the advisor for all reasonable and incurred expenses in connection with services provided to us, subject to the limitation that we will not reimburse any amount that would cause our total operating expenses at the end of four preceding fiscal quarters to exceed the greater of 2% of our average invested assets or 25% of our net income determined (1) without  reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period unless a majority of our independent directors has determined such expenses were justified based on unusual and non-recurring factors. If such excess expenses are not approved by a majority of our independent directors, our advisor must reimburse us at the end of the four fiscal quarters the amount by which the aggregate expenses during the period paid or incurred by us exceed the limitations provided above.  We will not reimburse the advisor for personnel costs in connection with services for which the advisor receives acquisition, origination or disposition fees.  As of September 30, 2010 approximately $682,000 of operating expenses have been incurred on our behalf.  Due to the limitations discussed above and because operating expenses incurred directly by us have exceeded the 2% threshold this amount has not been recorded on our income statement.  Further, approximately $318,000 has been recorded as a receivable from the advisor for the excess operating expenses incurred directly by us. If the independent directors approve reimbursement to the advisor these costs will be expensed and become payable at that time.

We have issued 1,000 shares of convertible stock, par value $0.01 per share to our advisor. The convertible stock will convert to shares of common stock if and when: (A) we have made total distributions on the then outstanding shares of our common stock equal to the original issue price of those shares plus an 8% cumulative, non-compounded, annual return on the original issue price of those shares or (B) subject to specified conditions, we list our common stock for trading on a national securities exchange. A “listing” will be deemed to have occurred on the effective date of any merger of the Company in which the consideration received by the holders of our common stock is the securities of another issuer that are listed on a national securities exchange. Upon conversion, each share of convertible stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the excess of (1) our “enterprise value” (as defined in our charter) plus the aggregate value of distributions paid to date on the outstanding shares of our common stock over the (2) aggregate purchase price paid by the stockholders for those shares plus an 8% cumulative, non-compounded, annual return on the original issue price of those shares, divided by (B) our enterprise value divided by the number of outstanding shares of common stock, in each case calculated as of the date of the conversion. In the event an event triggering the conversion occurs after the advisory agreement with the advisor is not renewed or terminates (other than because of a material breach by the advisor), the number of shares of common stock the advisor will receive upon conversion will be prorated to account for the period of time the advisory agreement was in force.

We pay Bluerock REIT Property Management, LLC, a wholly owned subsidiary of the advisor, a property management fee equal to 4% of the monthly gross income from any properties it manages. Alternatively, we may contract property management services for certain properties directly to non-affiliated third parties, in which event we will pay the advisor an oversight fee equal to 1% of monthly gross revenues of such properties.

All of our executive officers and some of our directors are also executive officers, managers and/or holders of a direct or indirect controlling interest in the advisor and other Bluerock-affiliated entities.  As a result, they owe fiduciary duties to each of these entities, their members and limited partners and investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to us and our stockholders.

Some of the material conflicts that the advisor or its affiliates face are: 1) the determination of whether an investment opportunity should be recommended to us or another Bluerock-sponsored program or Bluerock-advised investor; 2) the allocation of the time of key executive officers, directors, and other real estate professionals among the Company, other Bluerock-sponsored programs and Bluerock-advised investors, and the activities in which they are involved; 3) the fees received by the advisor and its affiliates in connection with transactions involving the purchase, origination, management and sale of investments regardless of the quality of the asset acquired or the service provided us; and 4) the fees received by the advisor  and its affiliates in connection with our public offering of equity securities.

8.  RELATED-PARTY TRANSACTIONS – (Continued)

Pursuant to the terms of the advisory agreement, summarized below are the related-party costs incurred by us for the nine months ended September 30, 2010, and any related amounts payable as of September 30, 2010:

	Incurred	Payable as of	Receivable as of
	Nine months ended September 30, 2010	September 30, 2010
Asset Management Fees	$133,676	$142,817	$ - -
Oversight Fees	7,807	7,807	-
Acquisitions Fees	341,323	69,125	-
Financing Fees	75,065	14,491	-
Reimbursable Operating Expenses	-	-	318,040
Reimbursable Offering Costs	502,481
Reimbursable Organizational Costs	49,931	49,931	-
	$1,110,283	$284,171	$318,040

9.  STOCKHOLDERS’ EQUITY

Common Stock

We are offering and selling to the public up to 100,000,000 shares of our $.01 par value common stock for $10.00 per share, with discounts available for certain categories of purchasers. We are also offering up to 30,000,000 shares of our $.01 par value common stock to be issued pursuant to our distribution reinvestment plan at $9.50 per share.

Convertible Stock

We have issued to our advisor 1,000 shares of our convertible stock for an aggregate purchase price of $1,000. Upon certain conditions, the convertible stock will convert to shares of common stock with a value equal to 15% of the excess of (i) our enterprise value (as defined in our charter) plus the aggregate value of distributions paid to stockholders over (ii) the aggregate purchase price paid by stockholders for our shares plus a 8% cumulative, non-compounded, annual return on the original issue price paid for those outstanding shares.

Stock-based Compensation for Independent Directors

Our independent directors received an automatic grant of 5,000 shares of restricted stock on the effective date of the Initial Public Offering and will receive an automatic grant of 2,500 shares of restricted stock when such directors are reelected at each annual meeting of our stockholders thereafter. Each person who thereafter is elected or appointed as an independent director will receive an automatic grant of 5,000 shares of restricted stock on the date such person is first elected as an independent director and an automatic grant of 2,500 shares of restricted stock when such director is reelected at each annual meeting of our stockholders thereafter. To the extent allowed by applicable law, the independent directors will not be required to pay any purchase price for these grants of restricted stock. The restricted stock will vest 20% at the time of the grant and 20% on each anniversary thereafter over four years from the date of the grant. All restricted stock may receive distributions, whether vested or unvested. The value of the restricted stock to be granted is not determinable until the date of grant. During the nine months ended September 30, 2010, 7,500 shares of restricted stock have been granted to each of the three independent directors.

A summary of the status of our non-vested shares as of September 30, 2010, and changes during the nine months ended September 30, 2010, is presented below:

		Weighted
		average
		grant-date
Nonvested shares	Shares	fair value
Balance at January 1, 2010	11,375	$113,750
Granted	7,500	75,000
Vested	(4,563)	(45,625)
Forfeited	—	—
Balance at September 30, 2010	14,312	$143,125

At September 30, 2010, there was $143,125 of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a period of four years. The total fair value of shares vested during the nine months ended September 30, 2010 was $45,625.

We currently use authorized and unissued shares to satisfy share award grants.

Distributions

We paid our first distribution effective June 1, 2010.  Distributions, including distributions paid by issuing shares under the DRIP, for the nine months ended September 30, 2010 were as follows:

	Distributions
2010	Declared	Paid
Second Quarter	$27,655	$6,552
Third Quarter	89,433	77,374

Distributions are calculated based on stockholders of record each day during the period at a rate of $0.00191781 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share.

10.  ECONOMIC DEPENDENCY

We are dependent on the advisor for certain services that are essential to us, including the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of our real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, we will be required to obtain such services from other sources.

11.  SUBSEQUENT EVENTS

Status of the Offering

On November 17, 2010 we suspended our offering while we restated our audited financial statements for the year ended December 31, 2009 and our unaudited financial statements for the periods ended March 31, 2010 and June 30, 2010.  We expect to recommence this offering at such time as the post-effective amendment filed with the SEC on January 19, 2011 has been declared effective by the SEC.

For the period October 1, 2010 through November 17, 2010, we sold approximately 83,189 shares of common stock for gross proceeds of approximately $800,900 including issuances through our DRIP.

Distributions Paid

Distributions Declared Daily For Each Day in Month Listed	Date Paid	Total Distribution	Cash Distribution	Dollar amount of Shares Issued pursuant to DRIP
September 2010	October 1, 2010	$33,161	$19,363	$13,798
October 2010	November 1, 2010	37,151	21,510	15,641
November 2010	December 3, 2010	38,469	38,469	-
December 2010	January 3, 2011	40,286	40,286	-

Distributions Declared

On January 13, 2011 our board of directors declared distributions based on daily record dates for the period from January 13, 2011 through March 31, 2011 and ratified distributions paid on December 3, 2010 and January 3, 2011.

Distributions are calculated based on stockholders of record per day during the period at a rate of $0.00191781 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Bluerock Enhanced Multifamily Trust, Inc., and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Bluerock Enhanced Multifamily Trust, Inc., a Maryland corporation, and, as required by context, Bluerock Enhanced Multifamily Holdings, L.P., a Delaware limited partnership, which we refer to as our “operating partnership,” and to their subsidiaries.

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We are a newly-formed entity and our limited operating history makes our future performance difficult to predict.

•	Our officers and non-independent directors have substantial conflicts of interest because they also are officers and owners of our advisor and its affiliates, including our sponsors.

•
During the early stages of our operations, until the proceeds of our public offering are invested in real estate and real estate-related investments, we expect to fund distributions from the un-invested proceeds of our public offering and borrowings. Thereafter, we may pay distributions from un-invested proceeds of our public offering, borrowings and the sale of assets to the extent distributions exceed our earnings or cash flows from operations.

•
We will rely on our advisor, an affiliate of our officers and non-independent directors, to manage our business and select and manage investments. Our advisor is a newly-formed entity. The success of our business will depend on the success of our advisor in performing these duties.

•
To the extent we sell substantially less than the maximum number of shares in our public offering, we may not have sufficient funds, after the payment of offering and related expenses, to acquire a diverse portfolio of properties.

•	We may fail to qualify as a REIT for federal income tax purposes. We would then be subject to corporate level taxation and we would not be required to pay any distributions to our stockholders.

•
We suspended our offering on November 17, 2010 in order to restate certain of our financial statements. These restatements resulted in substantial unanticipated costs in the form of accounting, legal fees, and similar professional fees, in addition to the substantial diversion of time and attention of our Chief Financial Officer and members of our accounting team in preparing the restatements. Although the restatement is complete, we can give no assurances that we will not incur additional costs associated with the restatements. If upon recommencement of our offering, the rate at which we raise offering proceeds does not improve significantly, our general and administrative costs may remain higher relative to the size of our portfolio and our portfolio may not be as diversified as it would be otherwise. Moreover, we cannot predict the impact of the restatement on our ability to increase sales. To the extent cash on hand is not sufficient to meet our short-term liquidity requirements, we expect to utilize credit facilities obtained from affiliates or unaffiliated third parties.

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

As of May 20, 2010 we had received gross offering proceeds sufficient to satisfy the minimum offering amount. Accordingly we broke escrow with respect to subscriptions received from all states in which our shares are currently being offered.  As of November 17, 2010, we had accepted aggregate gross offering proceeds of $6,204,030.  We will experience a relative increase in liquidity as we accept additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition, development and operation of our assets.

We intend to make reserve allocations as necessary to aid our objective of preserving capital for our investors by supporting the maintenance and viability of properties we acquire. If reserves and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties. There is no assurance that such funds will be available or, if available, that the terms will be acceptable to us.

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

Results of Operations

Our results of operations for the three months and the nine months ended September 30, 2010 are not indicative of those expected in future periods as we are in our organizational and development stage.

Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the apartment housing industry and real estate generally, which may be reasonably anticipated to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of our assets.

Three months and nine months ended September 30, 2010

Through related-party loan transactions, as of September 30, 2010, we had acquired ownership interests in five joint ventures as detailed in the above Note 4 (Investments in Real Estate.)  In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Asset management fees were approximately $56,000 and $134,000, respectively for the three months and the nine months ended September 30, 2010 and represent the asset management fee due, but unpaid, to the advisor.  We expect asset management fees to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Acquisition fees and expenses were approximately $188,000 and $350,000, respectively for the three months and the nine months ended September 30, 2010 and relate to the acquisition of the Creekside, Meadowmont, Augusta and Hillsboro real estate properties.

General and administrative expenses were approximately $74,000 and $259,000, respectively for the three months and the nine months ended September 30, 2010 and include allowable operating expenses up to the 2% of average invested assets threshold.

Equity in loss of unconsolidated joint venture was approximately $325,000 and $942,000, respectively for the three months and the nine months ended September 30, 2010 and represents our ownership share of net loss from our real estate investments as detailed in Note 5 (Equity Method Investments).

Interest Expense was approximately $54,000 and $179,000, respectively for the three months and the nine months ended September 30, 2010 and relate to the affiliate loans for the joint venture investments.

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

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf; however, our advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by us exceed 15% of gross proceeds from our ongoing initial public offering. Through September 30, 2010, including shares issued through our DRIP, we had sold 594,429 shares in the offering for gross offering proceeds of $5,403,130 and recorded organization costs of $49,931, other offering costs of $1,021,835 and selling commissions and dealer manager fees of $485,239.

Operating Expenses

Operating expenses totaling approximately $1 million in excess of the 2% of average invested assets limitation have not been reflected in the financial statements as of September 30, 2010. If the independent directors approve reimbursement to the advisor these costs will be expensed and become payable at that time.

Liquidity and Capital Resources

We are offering a maximum of $1,000,000,000 in shares and a minimum of $2,500,000 in shares of our common stock in our primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers.  We also are offering up to $285,000,000 in shares pursuant to our distribution reinvestment plan at $9.50 per share.

Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans or securities we acquire, and construction and development costs and the payment of our operating and administrative expenses, continuing debt service obligations, debt maturities and distributions to our stockholders. Generally, we will fund our acquisitions and investments in joint ventures from the net proceeds of our public offering. We intend to acquire our assets with cash and mortgage or other debt, but we may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in units of limited partnership interest in our operating partnership. Due to the delay between the sale of our shares and our acquisitions, there may be a delay in the benefits to our stockholders, if any, of returns generated from our investments.

We generally expect to meet our short-term liquidity requirements, such as our operating and administrative expenses, continuing debt service obligations and the payment of distributions, through net cash provided by operations and net proceeds raised in our public offering.  Operating cash flow is expected to increase as additional investments are added to our portfolio; however our public offering is currently suspended until we have included revised financial statements in a post-effective amendment that has been declared effective by the SEC and we have not raised proceeds in our public offering since November 17, 2010.  To the extent cash on hand is not sufficient to meet our short-term liquidity requirements, we expect to utilize credit facilities obtained from affiliates or unaffiliated third parties.

In addition, our policy is generally to pay distributions from cash flow from operations. However, some or all of our distributions to date have been paid from proceeds from our public offering and may in the future be paid from additional sources, such as from borrowings, advances from our advisor, and our advisor’s deferral of its fees and expense reimbursements.  We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and repayment of short-term financing of future property acquisitions, through long-term secured and unsecured borrowings.

Potential future sources of capital include secured or unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of the cost of our assets unless a majority of our independent directors approves the borrowing. Our charter also requires that we disclose the justification for any borrowings in excess of the 75% leverage guideline in the next quarterly report. Our independent directors approved the borrowing of up to approximately $10.3 million to purchase the Springhouse, Creekside, Meadowmont, Augusta and Hillsboro properties resulting in a leverage ratio in excess of the 75% guideline. The independent directors determined that the excess leverage was justified for the following reasons:

•the loans enabled us to purchase the property and earn rental income more quickly;

•the property acquisitions are likely to increase the net offering proceeds from our initial public offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital;

•the loans are non-recourse to us;

•the prospectus for our initial public offering disclosed the likelihood that we would exceed the charter’s leverage guidelines during the early stages of the offering.

Distributions

On August 9, 2010, our board of directors approved a monthly cash distribution of $0.05833 per common share. This distribution was paid in cash to each shareholder of record as of August 31, September 30, and October 31, 2010 and was paid on or before the 15th of the following month. We can make no assurance that our board of directors will continue to approve monthly distributions at the current rate; however the recently approved distribution represents an amount that, if paid each month for a 12-month period, would equate to a 7.0% annualized rate based on a purchase price of $10.00 per share. Our initial cash distributions have been funded from proceeds from our Initial Public Offering.

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

Distributions declared, distributions paid, cash flows from operations, funds from operations (“FFO”) and modified funds from operations (“MFFO”) were as follows:

	Distributions Declared
Period	Cash	Reinvested	Total	Cash Flow from Operations	FFO	MFFO
First Quarter 2010			(1)	$111,291	($237,515)	($ 91,886)
Second Quarter 2010	$16,764	$10,891	$27,655	(30,952)	(326,068)	(132,923)
Third Quarter 2010	52,631	36,802	89,433	(572,386)	(386,805)	(43,627)
ar Year to Date	$69,395	$47,693	$117,088	($492,047)	($950,388)	($268,436)

(1)	We paid our first distribution to shareholders on June 1, 2010.

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

 In addition to FFO, we use modified funds from operations ("Modified Funds from Operations" or "MFFO") which does not include acquisition expenses to further evaluate our operating performance. We believe that MFFO with this adjustment, like those already included in FFO, is helpful as a measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating valuation changes. As explained below, management's evaluation of our operating performance excludes the items considered in the calculation based on the following economic considerations:

Acquisition expense.  In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management's investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Acquisition costs related to business combinations are to be expensed. We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management's analysis of the investing and operating performance of our properties. Acquisition expenses include those incurred with the Advisor or third parties.

 The following table presents our calculation of FFO and MFFO for the nine months ended September 30, 2010:

Net loss	$(1,863,176)
Add:
Pro rata share of unconsolidated JV depreciation and amortization (1)	912,788
FFO	(950,388)
Add:
Pro rata share of unconsolidated JV acquisitions costs (1)	331,837
Acquisition costs per income statement	350,115
MFFO	$(268,436)

(1) This represents our share of depreciation and amortization expense and acquisition costs at the properties that we account for under the equity method of accounting.

Operating cash flow, FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

Critical Accounting Policies

Below is a discussion of the accounting policies that management believes are critical.  We consider these policies critical because they involve significant management judgments and assumptions, require estimates about matters that are inherently uncertain and because they are important for understanding and evaluating our reported financial results. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. With different estimates or assumptions, materially different amounts could be reported in our consolidated financial statements. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses.

Accounting for Joint Ventures

We analyze our investments in joint ventures to determine if the joint venture is a variable interest entity (a “VIE”) and would require consolidation. We (a) evaluate the sufficiency of the total equity at risk, (b) review the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (c) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. We would consolidate a venture that is determined to be a VIE if we were the primary beneficiary. Beginning January 1, 2010, a new accounting standard became effective and changed the method by which the primary beneficiary of a VIE is determined to a primarily qualitative approach whereby the variable interest holder, if any, that has the power to direct the VIE’s most significant activities is the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess the existence of a controlling financial interest under a voting interest model to determine whether the venture should be consolidated.

Under the equity method of accounting, our investments in the joint ventures are included on our balance sheet; however, the assets and liabilities of the joint ventures for which we use the equity method are not included on our balance sheet.

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries.  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.  Investments in entities that are VIE’s and where we are not the primary beneficiary, do not control through majority voting interest or where the other owner has substantial participating rights are not consolidated and are reflected as investments in unconsolidated joint ventures under the equity method of accounting.

Off Balance Sheet Arrangements

Investments in Unconsolidated Joint Ventures

We have the following indirect equity interests in unconsolidated joint ventures that own and operate rental properties:

Property	Indirect Equity Interest in Property
Springhouse	37.5.%
Creekside	22.67%
Meadowmont	16.25%
Augusta	25.00%
Hillsboro	12.50%

Our unconsolidated subsidiaries are primarily engaged in the management and operation of multifamily real estate properties.  The equity method of accounting (see Critical Accounting Policies) is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet. Total assets of our unconsolidated subsidiaries were $138 million as of September 30, 2010.

Subsequent Events

Status of the Offering

On November 17, 2010 we suspended our offering while we restated our audited financial statements for the year ended December 31, 2009 and our unaudited financial statements for the periods ended March 31, 2010 and June 30, 2010.  We expect to recommence this offering at such time as the post-effective amendment filed with the SEC on January 19, 2011 has been declared effective by the SEC.

For the period October 1, 2010 through November 17, 2010, we sold approximately 83,189 shares of common stock for gross proceeds of approximately $800,900 including issuances through our DRIP.

Distributions Paid

Distributions Declared Daily For Each Day in Month Listed	Date Paid	Total Distribution	Cash Distribution	Dollar amount of Shares Issued pursuant to DRIP
September 2010	October 1, 2010	$33,161	$19,363	$13,798
October 2010	November 1, 2010	37,151	21,510	15,641
November 2010	December 3, 2010	38,469	38,469	-
December 2010	January 3, 2010	40,286	40,286	-

Distributions Declared

On January 13, 2011 our board of directors declared distributions based on daily record dates for the period from January 13, 2011 through March 31, 2011 and ratified distributions paid on December 3, 2010 and January 3, 2011.

Distributions are calculated based on stockholders of record per day during the period at a rate of $0.00191781 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, we are not required to provide such information.
Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2010 due to material weakness in financial reporting discussed below, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

Material Weakness in Disclosure Controls and Procedures

On August 23, 2010, we retained a new independent registered public accounting firm to replace our prior independent registered public accounting firm.  In conjunction with the change in accounting firms, our management reviewed our accounting policies.  Based on our review, and in consultation with both the prior and current independent registered public accounting firms, our management determined that certain adjustments to our accounting methods regarding business combinations and investments in unconsolidated entities are necessary.

On November 11, 2010, our audit committee met and, in consultation with and upon management’s recommendation, determined that the financial statements included in our previously issued Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010 should no longer be relied upon because of adjustments to the Company's accounting policies discussed above.  We are restating our unaudited interim financial statements for the three months ended March 31, 2010 and the six months ended June 30, 2010 as well as amended Current Reports on Form 8-K/A to restate the proforma financial information filed on February 18, 2010, June 25, 2010 and September 16, 2010. In addition we are restating our audited financial statements for the year ended December 31, 2009 in our Annual Report on Form 10-K/A.

In connection with the above determination, our management has identified a material weakness in disclosure controls and procedures.  We had not maintained a sufficient complement of personnel with the extensive familiarity with accounting literature necessary to identify, research and analyze certain issues to ensure the proper selection, application and implementation GAAP.

Remediation Plan for Material Weaknesses and Changes in Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  We have implemented remedial measures to address the above weakness and will continue to review and implement further measures if and as necessary on a going-forward basis.  As an additional measure, we have hired a third-party consultant to test our internal controls and our compliance with Sarbanes Oxley.

Management has actively worked to strengthen our accounting and finance team to correct the internal control deficiency identified.  During 2010 those efforts have included the hiring of four additional members for our financial management and accounting teams, including two senior financial management personnel; both of whom are Certified Public Accountants with substantial large accounting firm experience and two accounting staff personnel, both of  whom have large accounting firm experience, and one of whom is a Certified Public Accountant.   We will continue to monitor and assess the adequacy of our accounting team and organization, both in terms of size, U.S. GAAP and systems expertise.  At this time, based on the size of our organization and the expertise level of our current accounting and finance team, we believe we have taken the steps necessary to correct the weakness in our disclosure controls and procedures noted above.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings
None.

Item 1A.  Risk Factors
None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On October 15, 2009, our Registration Statement on Form S-11 (File No. 333-153135), covering a public offering of up to 130 million shares of common stock, was declared effective under the Securities Act of 1933.  We commenced our initial public offering on October 15, 2009, upon retaining Select Capital Corporation as the dealer manager for our offering.  We are offering 100 million shares of common stock in our primary offering at an aggregate offering price of up to $1 billion, or $10 per share with discount available to certain categories of purchasers.  The 30 million shares offered under our distribution reinvestment plan are initially being offered at an aggregate offering price of $285 million, or $9.50 per share.  We expect to sell the shares registered in our primary offering over a two-year period.  Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date.  We may sell shares under the distribution reinvestment plan beyond the termination of the primary offering until we have sold all shares under the plan.
As of September 30, 2010, we had sold approximately 549,429 shares of common stock in our ongoing public offering and raised gross offering proceeds of approximately $5,403,130.  From this amount, we incurred approximately $485,000 in selling commissions and dealer manager fees payable to our dealer manager.  With the net proceeds of $3.94 million we had invested in real estate investments held through unconsolidated joint ventures.

Unregistered Sales of Equity Securities

None.

Share Repurchase Plan

We have adopted a share repurchase program that may enable stockholders to sell their shares to us in limited circumstances.The prices at which we will initially repurchase shares are as follows:

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

During the nine months ended September 30, 2010, we did not redeem any shares pursuant to our share redemption program   because of the restriction that during each calendar year redemptions are limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year.  June 1, 2010 was the first month that shares were issued under the DRIP.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5. Other Information

On December 3, 2010 the BEMT Co-Investor Springhouse Loan was modified and the maturity date was extended to June 3, 2011.  A partial repayment of $1.1 was made on June 23, 2010.  The current balance as of December 20, 2010 was $1.77 million.  The interest rate and security terms were consistent with the original note terms.

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

10.1
Amended and Restated Limited Liability Company Agreement of BR Augusta JV Member, LLC, dated as of September 1, 2010, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.2
Limited Liability Company Agreement of BSF/BR Augusta JV, LLC, dated as of July 29, 2010, incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.3
Promissory Note by and between BEMT Augusta, LLC and Bluerock Special Opportunity + Income Fund II, LLC dated September 1, 2010, incorporated by reference to Exhibit 10.29 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.4
Pledge and Security Agreement by and between BEMT Augusta, LLC and Bluerock Special Opportunity + Income Fund II, LLC dated September 1, 2010, incorporated by reference to Exhibit 10.30 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.5
Multifamily Note - by and between BSF/BR Augusta, LLC and CWCapital dated September 1, 2010, incorporated by reference to Exhibit 10.31 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.6
Property Management Agreement by and between BSF-St. Andrews, LLC and Hawthorne Residential Partners, Inc dated as of September 7, 2010, incorporated by reference to Exhibit 10.32 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.7
Limited Liability Company/Joint Venture Agreement of Bell BR Hillsboro Village JV, LLC, dated as of September 30, 2010, incorporated by reference to Exhibit 10.33 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.8
Promissory Note by and between BEMT Hillsboro Village, LLC and Bluerock Special Opportunity + Income Fund II, LLC dated September 30, 2010, incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.9
Pledge and Security Agreement by and between BEMT Hillsboro Village, LLC and Bluerock Special Opportunity + Income Fund II, LLC dated September 30, 2010, incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.10
Multifamily Deed of Trust - by and between Bell BR Hillsboro Village JV, LLC and CBRE Multifamily Capital, Inc. dated September 30, 2010, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.11
Property Management Agreement by and between Bell BR Hillsboro Village JV, LLC and Bell Partners, Inc dated as of September 27, 2010, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

DATE: January 18, 2011                                                                                /s/ R. Ramin Kamfar
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

       /s/ Jerold E. Novack
DATE: January 18, 2011                                                                      Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)