Form 10-K/A
period 2009-12-31
Bluerock Enhanced Multifamily Trust, Inc.
filed 2011-01-19
CIK 1442626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _____ to _____

Commission file number: 333-153135

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

Maryland (State or Other Jurisdiction of Incorporation or Organization)	26-3136483 (I.R.S. Employer Identification No.)
Heron Tower, 70 East 55th Street, New York, NY (Address of Principal Executive Offices)	10022 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (212) 843-1601

Securities registered pursuant to section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
None
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

Large Accelerated Filer ☐                                                      Accelerated Filer                                ☐            Non-Accelerated Filer                                           ☐           Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There is no established market for the Registrant’s shares of common stock.  The Registrant has registered an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being offered at $10.00 per share, with discounts available for certain categories of purchasers.  There were no common shares held by non-affiliates as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter).

As of March 23, 2010, the Registrant had issued 37,200 shares of common stock.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
FORM 10-K/A
December 31, 2009
Explanatory Note

PART I

Item 1.	Business	4

Item 2.	Properties	7

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 8.	Financial Statements and Supplementary Data	17

Item 9A(T).	Controls and Procedures	17

PART III

Item 13.	Certain Relationships and Related Transaction and Director Independence	18

PART IV

Item 15.	Exhibits, Financial Statement Schedules	23

Signatures

Explanatory Note

In conjunction with our engagement of a new registered public accounting firm on August 23, 2010, our management reviewed the accounting policies adopted under financial accounting guidance and evaluated our related agreements.  Based on its review, our management determined that certain adjustments to our accounting methods regarding business combinations and investments in unconsolidated entities are necessary.  Accordingly, this Amendment No. 1 is being filed to amend and restate Part I, Items 1 and 2, Part II, Items 7 and 9(T), Part III, Item 14, and Part IV, Item 15 of our Annual Report on Form 10-K for the year ended December 31, 2009, originally filed on March 31, 2010, which are affected by this change in accounting methods.  In addition we are amending and restating Part II, Item 5 to provide additional information regarding the use of proceeds from sales of registered securities and unregistered sales of equity securities.   Except as otherwise expressly noted herein, this Amendment does not reflect events occurring after the filing of our original Form 10-K on March 31, 2010.  Accordingly, this Amendment should be read in conjunction with our original Annual Report on Form 10-K.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K/A constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, include discussion and analysis of the financial condition of Bluerock Enhanced Multifamily Trust, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), our anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters.  These forward-looking statements are not historical facts but are the intent, belief, or current expectations of our management based on their knowledge and understanding of the business and industry.  Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements.  These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our prospectus dated October 15, 2009 as supplemented to date.

In addition, the following are some of the more significant risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

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
Item 1.  Business

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

On August 22, 2008, We filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares and a minimum of $2,500,000 in shares of our common stock in our primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers (our “Initial Public Offering”).  We also are offering up to $285,000,000 in shares pursuant to our distribution reinvestment plan at $9.50 per share. The SEC declared our registration statement effective on October 15, 2009 and we have retained Select Capital to serve as the dealer manager of the Initial Public Offering.  The dealer manager is responsible for marketing our shares in the Initial Public Offering.  We intend to use substantially all of the net proceeds from the Initial Public Offering to invest in a diverse portfolio of real estate and real estate-related assets as described below.  As of December 31, 2009, we owned, through a joint venture partnership, one multifamily real estate property.

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

The principal executive offices of our company and the Advisor are located at Heron Building, 70 East 55th Street, New York, New York 10022. Our telephone number is (877) 826-BLUE (2583).

Material Acquisition

On December 3, 2009, we acquired a multifamily community known as Springhouse at Newport News, located in Newport News, Virginia, through an unconsolidated joint venture.  We invested $2.5 million to acquire a 50% equity interest in the managing member of the joint venture.  For more information regarding our investment, see "Item 2. Properties".

Investment Objectives

We intend to acquire a diversified portfolio of real estate and real estate-related investments, with a primary focus on well-located, institutional-quality apartment properties with strong and stable cash flows. We intend to implement what we refer to as the “Enhanced Multifamily” strategy at these apartment properties, which we believe will increase rents, tenant retention and property values, and generate attractive returns for our investors. We also intend to acquire well-located residential properties that we believe present significant opportunities for short-term capital appreciation, such as those requiring repositioning, renovation or redevelopment, and properties available at opportunistic prices from distressed or time-constrained sellers. In addition, we will seek to originate or invest in real estate-related securities that we believe present the potential for high current income or total return, including but not limited to mortgage, bridge or subordinated loans, debt securities and preferred or other equity securities of other real estate companies, which we refer to as real estate-related investments, and may invest in entities that make similar investments.

We may adjust our targeted portfolio allocation based on, among other things, prevailing real estate market conditions and the availability of attractive investment opportunities. We will not forego an attractive investment because it does not fit within our targeted asset class or portfolio composition. The volume and value of properties and real estate-related investments we acquire will depend initially on the proceeds of the Initial Public Offering.

Enhanced Multifamily Strategy

The Advisor’s Enhanced Multifamily strategy consists of a series of initiatives that we believe can create a sustainable competitive advantage and allow us to realize long-term increases in apartment property value. This strategy seeks to transform the perception of the apartment from a purely functional one (i.e., as solely a place to live) to a lifestyle product / community (i.e., as a place to live, interact, and socialize) thereby creating an enhanced perception of value among residents, allowing for premium rental rates, and improving resident retention.

The initiatives consist of amenities and attributes that go beyond traditional features, and incorporate cosmetic and architectural improvements along with technology, music and activities to establish an enhanced sense of comfort and appeal to our target residents’ desire for a “sense of community” by creating places to gather, socialize and interact in a highly amenitized environment. This strategy is specifically targeted to appeal to the following two lucrative and rapidly growing segments of the multifamily market:

•
Lifestyle Renters are generally established, adult households with multiple housing choices open to them, that choose to rent an apartment for primarily nonfinancial reasons. They include Baby Boomers (individuals born in the U.S. between 1946 and 1964), who have become empty nesters and are seeking to live a simpler lifestyle without the responsibilities of home ownership, as well as older members of the Echo Boomers (the generation born in the U.S. between 1981 and 2000).

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

As a further benefit, by appealing to and attracting the Lifestyle Renters and Middle Market renters, we believe the Enhanced Multifamily strategy can generate significant additional revenue-enhancing options at our properties, including the ability to provide and charge for premium units, upgrade packages and equipment rentals such as washers and dryers, flat screen televisions and premium sound systems.

Borrowing Policies

Under our charter, the maximum amount of our indebtedness may not exceed 300% of our net assets as of the date of any borrowing, which is generally expected to approximate 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors. We expect that once we have fully invested the maximum proceeds of the Initial Public Offering, our indebtedness will be approximately 50% of the sum of the value of our real properties (before deducting depreciation and other non-cash reserves) and the value of our other assets. There is no limit on the amount we may borrow for the purchase of any single property or other investment. Our board of directors must review our aggregate borrowings at least quarterly.

Distribution Policy

Generally, our policy will be to pay distributions from cash flow from operations.  However, we expect that some or all of our distributions will be paid from sources other than cash flow from operations, such as from the proceeds of our public offering, cash advances to us by the Advisor, cash resulting from a waiver of asset management fees and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow until such time as we have sufficient cash flow from operations to fully fund the payment of distributions there from.  Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we will pay these distributions in advance of our actual receipt of these funds. We may fund such distributions from advances from the Advisor or sponsors or from the Advisor’s deferral of its asset management fee.

To the extent that we redeem shares pursuant to our share repurchase plan or make payments or reimburse certain expenses to the Advisor pursuant to our advisory agreement, our cash flow and therefore our ability to make distributions from cash flow, as well as cash flow available for investment, will be negatively impacted. In addition, certain amounts we are required to pay to the Advisor, including the monthly asset management fee, the property management fee, the financing fee, the disposition fee and the payment made upon conversion of our convertible stock, depend on the assets acquired, gross revenues of the properties managed, indebtedness incurred, sales prices of investments sold or the value of our company at the time of conversion, respectively, and therefore cannot be quantified or reserved for until such fees have been earned.  We are required to pay these amounts to the Advisor regardless of the amount of cash we distribute to our stockholders, and therefore our ability to make distributions from cash flow, as well as cash flow available for investment, to our stockholders may be negatively impacted. In addition, to the extent we invest in development or redevelopment projects or in properties that have significant capital requirements, these properties will not immediately generate operating cash flow. Thus, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

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

Distributions will be authorized at the discretion of our board of directors, in accordance with our earnings, cash flow, anticipated cash flow and general financial condition. The board’s discretion will be directed, in substantial part, by its intention to cause us to comply with the REIT requirements. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period but may be made in anticipation of cash flow that we expect to receive during a later period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. We may utilize capital, borrow money, issue new securities or sell assets in order to make distributions. In addition, from time to time, the Advisor and its affiliates may, but are not required to, agree to waive or defer all or a portion of the acquisition, asset management or other fees or other incentives due to them, enter into lease agreements for un-leased space, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash available to make distributions to our stockholders.

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

Industry Segment
Our current business consists of investing in and operating multifamily communities. Substantially all of our consolidated net loss is from investments in real estate properties that we own through a Co-Investment Venture which we account for under the equity method of accounting.  We internally evaluate operating performance on an individual property level and view our real estate assets as one industry segment, and, accordingly, our properties will be aggregated into one reportable segment.

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

Item 2.             Properties

As of March 23, 2010, we, through a wholly owned subsidiary of our operating partnership, have acquired one investment through an unconsolidated joint venture as further described below.  The following is a summary of our investment portfolio as of March 23, 2010:

Multifamily Community Name/Location	Approx Rentable Square Footage	Number of Units	Date Acquired	Property Acquisition Cost(1)	Joint Venture Equity Investment Information		Approx Annualized Base Rent	Average Annual Effective Rent Per Unit	Approx. % Leased
					Amount of Our Investment	Our Ownership Interest in Property Owner
Springhouse at Newport News/ Newport News, Virginia	310,826	432	12/03/2009	$29.25 million	$2.3 million	37.5%	4,153,000	$9,450	92%
(1)	Contract purchase price excludes acquisition fees and closing costs.

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

Under the terms of the operating agreement of the Springhouse JV Entity, major decisions with respect to the joint venture or the Springhouse property are made by the majority vote of an appointed management committee, which is controlled by the Springhouse Managing Member JV Entity. However, any decision with respect to the sale or refinancing of the Springhouse property requires the unanimous approval of the Springhouse Managing Member JV Entity and Hawthorne. Further, to the extent that the Springhouse Managing Member JV Entity and Hawthorne are not able to agree on a major decision or at any time after December 3, 2012, either party may initiate a buy-sell proceeding. Additionally, any time after December 3, 2012, either party may initiate a proceeding to force the sale of the Springhouse property to a third party, or, in the instance of the non-initiating party’s rejection of a sale, cause the non-initiating party to purchase the initiating party’s interest in the Springhouse JV Entity..

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

Affiliate Loan for our Investment in the Joint Venture

In connection with our investment in the joint venture, on December 3, 2009, BEMT Springhouse entered into a loan agreement with BEMT Co-Investor pursuant to which BEMT Springhouse borrowed $2.8 million (the “BEMT Co-Investor Loan”). The BEMT Co-Investor Loan initially had a six-month term, maturing June 3, 2010, which was subsequently extended to December 3, 2010 and again to June 3, 2011.  A partial repayment in the amount of $1.1 million was made on June 23, 2010. It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. As of March 1, 2010, the interest rate on the BEMT Co-Investor Loan was 7.00%. Interest on the loan will be paid on a current basis from cash flow distributed to us from the Springhouse Managing Member JV Entity. The BEMT Co-Investor Loan is secured by a pledge of our indirect membership interest in BEMT Springhouse and a pledge of BEMT Springhouse’s membership interest in the Springhouse Managing Member JV Entity. In accordance with the requirements of our charter, the BEMT Co-Investor Loan was reviewed and approved by a majority of our board of directors (including a majority of our independent directors) as being fair, competitive, and commercially reasonable and no less favorable to us than loans between unaffiliated parties under the same circumstances. Furthermore, due to the unique investment opportunity presented by the Springhouse property, including the opportunity to distinguish ourselves competitively from other early-stage non-traded REITs, our board of directors expressly considered and approved leverage in excess of our general charter-imposed limitations in connection with entering into the BEMT Co-Investor loan.

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

The acquisition was funded with $6.7 million of gross equity from the Springhouse JV Entity, and a $23.4 million senior mortgage loan made to BR Springhouse by CW Capital LLC and subsequently sold to the Federal Home Loan Mortgage Corporation (Freddie Mac) (the “Senior Loan”), which Senior Loan is secured by the Springhouse property. The Senior Loan has a 10-year term, maturing on January 1, 2020. The effective interest rate on the loan is fixed at 5.66% per annum, with interest-only payments for the first two years and fixed monthly payments of approximately $134,221 based on a 30-year amortization schedule thereafter.

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

Description of the Springhouse Property

The Springhouse property is comprised of 432 units featuring one- and two-bedroom layouts in 24 two-story garden-style apartment buildings surrounding a central private lake on approximately 28 acres in Newport News, Virginia. The property contains approximately 310,823 rentable square feet and the average unit size is 728 square feet. As of November 2009, the property had an average market rent of $826 per unit and was 96.8% occupied. Additional property amenities include a clubhouse, fitness center, swimming pool, tennis court, volleyball court, picnic area and a private lake with gazebo.

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

Hawthorne Residential Partners, LLC, a Hawthorne affiliate, will be responsible for providing day-to-day property management services to the property. Hawthorne Residential Partners, LLC will receive an annual management fee of 4% of gross receipts generated by the Springhouse property. From this amount, 1% of gross property collections will be re-allowed to the Springhouse Managing Member JV Entity as an oversight fee, which fee will be shared equally between Bluerock Enhanced Multifamily Advisor, LLC, the Advisor, and Bluerock Property Management, LLC, an indirect wholly owned subsidiary of our sponsor. Under the property management agreement, Hawthorne Residential Partners, LLC will also be entitled to receive a construction management fee of 5% of the cost of any approved capital project exceeding $10,000 (excluding regular recurring interior capital replacements).

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

After the 18-month period described above (or possibly sooner if our board so directs), we expect the estimated share values reported in our annual reports will be based on estimates of the values of our assets net of our liabilities. We do not currently anticipate that we will obtain new or updated appraisals for our properties in connection with such estimates, and accordingly, our estimated share values should not be viewed as estimates of the amount of net proceeds that would result from a sale of our properties at that time. We expect that any estimates of the value of our properties will be performed by the Advisor; however, our board of directors could direct our advisor to engage one or more third-party valuation firms in connection with such estimates.

Shareholder Information

As of March 23, 2010, we had approximately 37,200 shares of common stock outstanding held by affiliates of the Company.

Distributions

We initiated our initial public offering on October 15, 2009.  Until we have receipt and acceptance of subscriptions aggregating at least $2,500,000, all subscription proceeds will be placed in an interest bearing escrow account with UMB Bank, N.A. as escrow agent.  As of March 23, 2010, we have not yet satisfied the conditions of this escrow.

Until we generate sufficient cash flow from operations or funds from operations (“FFO”) to fully fund the payment of distributions, some or all of our distributions will be paid from other sources.  We may generate cash to pay distributions from financing activities, components of which may include borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow and proceeds of this offering.  In addition, from time to time, the Advisor and its affiliates may agree to waive or defer all, or a portion, of the acquisition, asset management or other fees or other incentives due to them, enter into lease agreements for unleased space, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash available to make distributions to our stockholders.  In addition, to the extent we invest in development or redevelopment projects or in properties that have significant capital requirements, these properties may not immediately generate cash flow from operations or FFO. Thus, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

We expect our board of directors to declare distributions on a quarterly basis and to pay distributions to our stockholders on a monthly basis.  We intend to calculate these monthly distributions based on daily record dates so our investors will become eligible for distributions immediately upon purchasing shares.  Distributions will be paid to stockholders as of the record dates selected by the directors.  As of March 23, 2010, all of our outstanding shares of common stock are owned by the Advisor and our independent directors. Although we acquired an interest in a property in December 2009, we have not yet declared or paid any distributions on our outstanding shares of common stock through March 23, 2010.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

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

We may not sell any shares in our offering until we break escrow.  As of March 23, 2010, we had not yet reached the minimum offering amount and accordingly had not sold any shares in our public offering.  In addition, our organization and offering costs are initially being paid by the Advisor on our behalf and will not become a liability to us until we reach the minimum offering and break escrow in our public offering.  Once we sell the minimum number of shares such costs will only become a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering

During the fiscal year ended December 31, 2009, upon effectiveness of our initial public offering on October 15, 2009, each of our non-employee directors received an automatic grant of 5,000 shares of restricted common stock pursuant to the Bluerock Enhanced Multifamily REIT, Inc. Independent Directors Compensation Plan.   All such shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

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

As of March 23, 2010, we had not repurchased any shares under our share redemption program because we had not yet sold any shares in our public offering.

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

Our Investment Strategy

We intend to achieve our investment objectives by acquiring a diverse portfolio of real estate and real estate-related investments. We plan to diversify our portfolio by investment type, size, property location and risk with the goal of attaining a portfolio that will generate attractive returns for our investors, with the potential for capital appreciation. Our targeted portfolio allocation is as follows:

•Enhanced Multifamily. We intend to allocate approximately 50% of our portfolio to investments in well-located, institutional quality apartment properties that we believe demonstrate strong and stable cash flows, typically located in supply constrained sub-markets with relatively high expectations of rent growth. As appropriate, we intend to implement our advisor’s Enhanced Multifamily strategy (as described in the prospectus relating to our ongoing public offering) at these properties, which we anticipate will create sustainable long-term increases in property value and lead to increased returns to our investors by, among other benefits, generating higher rental revenue and reducing resident turnover.

•Value-Added Residential. We intend to allocate approximately 30% of our portfolio to investments in well-located, residential properties that offer a significant potential for short-term capital appreciation through repositioning, renovation or redevelopment. In addition, we will seek to acquire properties available at opportunistic prices from distressed or time-constrained sellers in need of liquidity. As appropriate, we intend to implement our advisor’s Enhanced Multifamily strategy at these properties as well.

•Real Estate-Related Investments. We intend to allocate approximately 20% of our portfolio in other real estate-related investments with the potential for high current income or significant total returns. These investments could include first and second mortgages, subordinated, bridge and other loans, debt and other securities related to or secured by real estate assets, and common and preferred equity, which may include securities of other REITs and real estate companies. Subject to the provisions of our charter, some of these investments may be made in connection with programs sponsored, managed or advised by our affiliates or those of our advisor.

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

Results of Operations

Our results of operations as of December 31, 2009 are not indicative of those expected in future periods as we are in our organizational and development stage and had not commenced business operations until the purchase of our first asset on December 3, 2009.  During the period from inception (July 25, 2008) to December 31, 2008, we had been formed but had not yet commenced operations, as we had not yet begun our best efforts initial public offering.

The SEC declared the registration statement for our best efforts initial public offering effective on October 15, 2009, and we retained Select Capital Corporation to serve as our dealer manager for the offering.  We began our operations on December 3, 2009 with our acquisition of our 37.5% indirect equity interest in the Springhouse property.  Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the apartment housing industry and real estate generally, which may be reasonably anticipated to have a material impact on either capital resources or the revenues or incomes to be derived from the operation of our assets.

Our organization and offering costs are initially being paid by the Advisor, the dealer manager and their affiliates on our behalf. These organization and offering costs include all expenses (other than selling commissions and the dealer manager fee) to be paid by us in connection with our initial public offering, including but not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the escrow holder; (iii) reimbursement of the dealer manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (iv) reimbursement to the advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by us (including the travel, meal and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the dealer manager for travel, meals, lodging and attendance fees incurred by employees of the dealer manager to attend retail seminars conducted by broker-dealers. The Advisor and its affiliates have incurred on our behalf organization and offering costs of approximately $2.4 through December 31, 2009. These costs are not recorded in our consolidated financial statements because such costs are not a liability to us until we sell the minimum number of shares, and once we sell the minimum number of shares such costs will only become a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering.

We accounted for the acquisition of our interest in the Springhouse property in accordance with the provisions of the Consolidation Topic of the Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”.)  We have a 50% interest in a managing member LLC which has a 75% interest in the joint venture that purchased the Springhouse property resulting in our 37.5% indirect equity interest in the Springhouse property.  We first analyzed the managing member LLC’s interest in the joint venture to determine if a variable interest entity ("VIE") exists.  The managing member has sufficient equity at risk, is able to direct the activities of the joint venture and, is obligated to absorb losses and has the right to receive returns in proportion to their equity ownership.  In comparison to its equity interest, the managing member has disproportionately fewer voting rights.  However, since substantially all of the activities are not conducted on behalf of the managing member or the joint venture party we concluded that the joint venture entity is not a VIE.

Next, we analyzed our interest in the managing member LLC to determine if a VIE exists.  Our initial contribution into the managing member was funded through a loan from an affiliate who is another investor in the managing member, thus our equity investment is not at risk. Since unanimous approval is required by all members to direct the activities that most significantly impact the managing member’s economic performance and, the holder of the equity investment at risk lacks the power to direct the activities of the managing member we concluded that the Springhouse Managing Member Entity is a VIE.  We are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact the economic performance of the managing member and would not be considered to be the investor that is most closely associated with the entity among the related party investors.  As a result our investment is reflected as an investment in unconsolidated joint venture under the equity method of reporting.

The results of operations represent the consolidated results from December 3, 2009, the date of acquisition, through December 31, 2009.

Management fees were approximately $9,140 and represent the asset management fee due but not yet paid to the Advisor.

Acquisition costs were approximately $192,000 as a result of the Springhouse purchase.

General and administrative expenses were approximately $30,000 and include allowable operating expenses up to the 2% of average invested assets threshold.

Interest expense was approximately $15,300 and was related to an affiliate loan to fund our interest in  the Springhouse property.

Equity in loss of unconsolidated joint venture was approximately $177,000 and represents our ownership share of net loss from our investment in the Springhouse Managing Member JV Entity.

Liquidity and Capital Resources

We are offering a maximum of $1,000,000,000 in shares and a minimum of $2,500,000 in shares of our common stock in our primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers.  We also are offering up to $285,000,000 in shares pursuant to our distribution reinvestment plan at $9.50 per share.  We commenced our offering on October 15, 2009 and as of March 23, 2010 we had not yet reached the minimum offering amount and broken escrow in our public offering.

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
.

Potential future sources of capital include secured or unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of the cost of our assets unless a majority of our independent directors approves the borrowing. Our charter also requires that we disclose the justification for any borrowings in excess of the 75% leverage guideline in the next quarterly report. Our independent directors approved the borrowing of approximately $2.8 million (discussed below) to purchase our interest in the Springhouse property and the resulting leverage ratio in excess of the 75% guideline. The independent directors determined that the excess leverage was justified for the following reasons:

 • the loans enabled us to purchase the property and earn rental income more quickly;

 • the property acquisition is likely to increase the net offering proceeds from our initial public offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital;

 • the loans are non-recourse to us;

 • the prospectus for our initial public offering disclosed the likelihood that we would exceed the charter’s leverage guidelines during the early stages of the offering.

Note Payable

In connection with our investment in the Springhouse joint venture, on December 3, 2009, BEMT Springhouse LLC, a wholly owned subsidiary of our operating partnership (“BEMT Springhouse”), borrowed $2.8 million (the “BEMT Co-Investor Loan”) from Bluerock Special Opportunity + Income Fund, LLC (“BEMT Co-Investor”), an affiliate of our advisor. ”). The BEMT Co-Investor Loan initially had a six-month term, maturing June 3, 2010, which was subsequently extended to December 3, 2010 and again to June 3, 2011.  A partial repayment in the amount of $1.1 million was made on June 23, 2010. It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. As of March 1, 2010, the interest rate on the BEMT Co-Investor Loan was 7.00%. Interest on the loan will be paid on a current basis from cash flow distributed to us from BR Springhouse Managing Member, LLC (the “Springhouse Managing Member JV Entity”). The BEMT Co-Investor Loan is secured by a pledge of our indirect membership interest in BEMT Springhouse and a pledge of BEMT Springhouse’s membership interest in the Springhouse

Managing Member JV Entity.  We expect to repay the note upon maturity with the proceeds to be raised from our Initial Public Offering.  If we are unable to repay the principal amount upon maturity, we will seek to extend the loan or refinance.  If we cannot repay or refinance the note, then we will lose our interest in the Springhouse joint venture.

Distributions

We have not paid any distributions as of the date of December 31, 2009. We expect to make regular cash distributions to our stockholders, typically on a monthly basis. Our board of directors will determine the amount of distributions to be distributed to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. Especially during the early stages of our operations, we may declare distributions in excess of cash from operations.

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

Acquisition expense.  In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management's investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Acquisition costs related to business combinations are to be expensed. We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management's analysis of the investing and operating performance of our properties. Acquisition expenses include those incurred with the Advisor or third parties. The following table presents our calculation of FFO and MFFO for the year ended December 31, 2009:

Net loss	$(438,921)
Add:
Pro rata share of unconsolidated JV depreciation and amortization (1)	79,139
FFO	$(359,782)
Add:
Pro rata share of unconsolidated JV acquisition costs (1)	135,689
Acquisition costs per income statement	191,953
MFFO	$(32,140)

(1) This represents our share of depreciation and amortization expense and acquisitions costs at the properties that we account for under the equity method of accounting.

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

Accounting for Joint Ventures

We analyze our investments in joint ventures to determine if the joint venture is a VIE and would require consolidation. We (a) evaluate the sufficiency of the total equity at risk, (b) review the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (c) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. We would consolidate a venture that is determined to be a VIE if we were the primary beneficiary. Beginning January 1, 2010, a new accounting standard will be effective and will change the method by which the primary beneficiary of a VIE is determined to a primarily qualitative approach whereby the variable interest holder, if any, that controls a VIE’s most significant activities is the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess each partner’s substantive participating rights to determine if the venture should be consolidated.

We have a 50% equity interest in a Managing Member LLC which has a 75% interest in the Joint Venture that purchased the Springhouse property resulting in our 37.5% indirect equity interest in the Springhouse property. We did an analysis of the ownership structure to determine if a VIE exists.  Our initial contribution into the managing member was funded through a loan, thus our equity is not at risk. Since unanimous approval is required by all members to direct the activities that most significantly impact the managing member’s economic performance and, the holder of the equity investment at risk lacks the power to direct the activities of the managing member we concluded that the Springhouse Managing Member Entity is a VIE.  We are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact the economic performance of the managing member.  As a result our investment is reflected as an investment in unconsolidated joint venture under the equity method of reporting.  Under the equity method of accounting, our investment in the joint venture is included on our balance sheet; however, the assets and liabilities of the joint venture for which we use the equity method are not included on our balance sheet.
.
Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our majority-owned or controlled subsidiaries.  All significant intercompany balances and transactions have been eliminated in the consolidated financial statements.  Investments in entities that we do not control through majority voting interest or where the other owner has substantial participating rights are not consolidated and are reflected as investments in unconsolidated joint ventures under the equity method of reporting.

Real Estate Investments

Real estate investments include our indirect equity interests in unconsolidated joint ventures that own and operate rental properties.

Income Taxes
We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and intend to operate as such commencing with the taxable year in which we satisfy the minimum offering requirements.  We expect to have little or no taxable income prior to electing REIT status.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

Off Balance Sheet Arrangements

Investments in Unconsolidated Joint Ventures

We have a 37.5% equity interest in an unconsolidated joint venture that owns and operates a rental property.  Our unconsolidated subsidiaries are primarily engaged in the management and operations of multifamily real estate properties.  The equity method of accounting (see Critical Accounting Policies) is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet. Total assets of our unconsolidated subsidiaries were $29.9 million as of December 31, 2009.

Subsequent Events

On March 23, 2010, our board of directors approved investments in two properties.

The Reserve at Creekside Village (“Creekside”) is a 192-unit class A garden style multifamily community located in Chattanooga, Tennessee.  The investment will be through a joint venture consisting of a wholly owned subsidiary of our operating partnership (“BEMT Creekside”), BEMT Co-Investor, an affiliate of our sponsor, Bluerock Special Opportunity + Income Fund II, LLC (“BEMT Co-Investor II”), an affiliate of our sponsor, and Hawthorne, an unaffiliated entity.  BEMT Creekside will have a 22.7% indirect equity interest.  Our equity capital investment in BEMT Creekside will be funded by an up to $1.1 million related party loan from BEMT Co-Investor. The related party loan will have a six-month term with an interest rate of 30-day LIBOR plus 5.00% subject to a 7% floor. The aggregate purchase price for the Creekside property is approximately $14.25 million, plus closing costs funded with approximately $2.4 million of gross equity from the joint venture entity and a $12.5 million HUD loan that is being assumed from the seller. The HUD loan has a ten year term with a 6% interest rate.

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

Item 8.  Financial Statements and Supplementary Data

The information required by this Item 8 is hereby included in our Consolidated Financial Statements beginning on page F-1 of the Annual Report on Form 10-K/A.

Item 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2009, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2009 due to material weakness in financial reporting discussed below, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

       Material Weakness in Disclosure Controls and Procedures

On August 23, 2010, we retained a new independent registered public accounting firm to replace our prior independent registered public accounting firm.  In conjunction with the change in accounting firms, our management reviewed our accounting policies.  Based on its review, and in consultation with both the prior and current independent registered public accounting firms, our management determined that certain adjustments to its accounting methods regarding business combinations and investments in unconsolidated entities are necessary.

On November 11, 2010, our audit committee met and, in consultation with and upon management’s recommendation, determined that the financial statements included in our previously issued Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010 should no longer be relied upon because of adjustments to the Companys accounting policies discussed above.  We are restating our audited financial statements for the year ended December 31, 2009 in this Annual Report on Form 10-K/A and are currently preparing amended Quarterly Reports on Form 10-Q/A to restate the unaudited interim financial statements for the periods ended March 31, 2010 and June 30, 2010 as well as amended Current Reports on Form 8-K/A to restate the pro-forma financial information filed on February 18, 2010, June 16, 2010 and June 25, 2010.

In connection with the above determination, our management has identified a material weakness in disclosure controls and procedures.  We had not maintained a sufficient complement of personnel with the extensive familiarity with accounting literature necessary to identify, research and analyze certain issues to ensure the proper selection, application and implementation of U.S. generally accepted accounting principles (“GAAP”).

Remediation Plan for Material Weaknesses

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

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 13.  Certain Relationships And Related Transactions And Director Independence

Director Independence

Although our shares are not listed for trading on any national securities exchange, a majority of the members of our board of directors, and all of the members of the audit committee are “independent.”  An “independent” director is a person who is not one of our officers or employees or an officer or employee of our advisor or its affiliates and has not been so for the previous two years. Serving as a director of, or having an ownership interest in, another program sponsored by Bluerock will not, by itself, preclude independent director status.  The board of directors has determined that Brian D. Bailey, I. Bobby Majumder and Romano Tio each satisfy these criteria.  None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such other entities except for compensation directly related to service as a director of us.  Therefore, we believe that all of these directors are independent directors.

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

Our advisor is subject to the supervision of our board of directors and only has such authority as we may delegate to it as our agent. The advisory agreement had an initial one-year term expiring October 15, 2010, and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and us. The advisory agreement was renewed on October 15, 2010 pursuant to a board of director’s resolution and was extended to October 14, 2011.  Additionally, either party may terminate the advisory agreement without penalty upon 60 days’ written notice and, in such event, our advisor must cooperate with us and our directors in making an orderly transition of the advisory function.  From January 1, 2009 through the most recent date practicable, which was March 31, 2010, we have compensated our advisor as set forth below.

Our advisor or its affiliates may pay some of our organization and offering costs (other than selling commissions and dealer manager fees) incurred in connection with our ongoing public offering, including our legal, accounting, printing, mailing and filing fees.  We will reimburse our advisor for these costs, but only to the extent that the reimbursement would not cause selling commissions, the dealer manager fee and other organization and offering expenses borne by us to exceed 15% of the gross offering proceeds of our ongoing public offering.  In addition, our advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by us in the offering exceed 15% of gross offering proceeds. From January 1, 2009 through March 31, 2010, our advisor incurred approximately $2.75 million of our organization and offering expenses on our behalf.  As of March 23, 2010, we have not yet broken escrow in our initial public offering, and therefore we have not yet reimbursed our advisor for any of these costs.

We incur acquisition fees payable to our advisor equal to 1.75% of the cost of our acquired investments, including acquisition expenses and any debt attributable to such investments. With respect to investments in and originations of loans, in lieu of an acquisition fee we pay our advisor an origination fee equal to 1.75% of the amount funded by us to acquire or originate mortgage, mezzanine, bridge or other loans, including any expenses related to such investment and any debt we use to fund the acquisition or origination of the loan.  Acquisition and origination fees relate to services provided in connection with the selection and acquisition or origination of real estate and real estate-related investments.  Acquisition fees from January 1, 2009 through March 31, 2010 totaled approximately $248,000 which were expensed when incurred.  We paid no origination fees during that period.

In addition to acquisition and origination fees, we reimburse our advisor for amounts that it pays in connection with the selection, acquisition or development of a property or the selection and acquisition or origination of a real estate-related investment, whether or not we ultimately acquire the asset. From January 1, 2009 through March 31, 2010, our advisor and its affiliates did not incur any such costs.

For asset management services, we pay our advisor a monthly fee equal to one-twelfth of 1.0% of the higher of the cost or value of each asset, where cost excludes acquisition fees and expenses but includes any debt attributable to the asset, as well as any costs we expend to develop, construct or improve an asset and where value is the fair market value established by an independent valuation report.  However, 50% of the asset management fee will not be payable until stockholders have received distribution in an amount equal to at least a 6.0% per annum cumulative, non-compounded return.  From January 1, 2009 through March 31, 2010, our asset management fees totaled approximately $37,000 and were accrued but unpaid as of December 31, 2009 and March 31, 2010.

Under our advisory agreement our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and information technology costs.  We do not, however, reimburse our advisor for personnel costs in connection with services for which our advisor receives acquisition, origination or disposition fees.  From January 1, 2009 through March 31, 2010, our advisor and its affiliates incurred approximately $615,000 of operating expenses on our behalf, which amount has not yet been reimbursed as of March 31, 2010.   We are limited by the provisions of our Charter as to the reimbursement of operating expenses.  Unless approved by our independent directors, we will not reimburse our advisor for any amount by which our total operating expenses (including asset management fees) exceed the greater of (A) 2% of our average invested assets, or (B) 25% of our net income.  As of December 31, 2009 approximately $466,000 of operating expenses have been incurred on our behalf.  Due to the limitations discussed above we have recorded approximately $9,100 of that amount that could be reimbursed to our advisor.

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

The independent directors reviewed the proposed joint venture transaction with our affiliate and considered it to be fair and reasonable to us and on substantially the same terms and conditions as those received by the other joint ventures

Affiliate Loan for our Investment in the Springhouse Joint Venture

In connection with our investment in the Springhouse joint venture, on December 3, 2009, BEMT Springhouse entered into a loan agreement with BEMT Co-Investor pursuant to which BEMT Springhouse borrowed $2.8 million (the “BEMT Co-Investor Loan”).  The BEMT Co-Investor Loan initially had a six-month term, maturing June 3, 2010, which was subsequently extended to December 3, 2010 and again to June 3, 2011.  A partial repayment in the amount of $1.1 million was made on June 23, 2010.  It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized.  As of March 1, 2010, the interest rate on the BEMT Co-Investor Loan was 7.00%.  Interest on the loan will be paid on a current basis from cash flow distributed to us from the Springhouse Managing Member JV Entity.  The BEMT Co-Investor Loan is secured by a pledge of our indirect membership interest in BEMT Springhouse and a pledge of BEMT Springhouse’s membership interest in the Springhouse Managing Member JV Entity.  In accordance with the requirements of our charter, the BEMT Co-Investor Loan was reviewed and approved by a majority of our board of directors (including a majority of our independent directors) as being fair, competitive, and commercially reasonable and no less favorable to us than loans between unaffiliated parties under the same circumstances.  Furthermore, due to the unique investment opportunity presented by the Springhouse property, including the opportunity to distinguish ourselves competitively from other early-stage non-traded REITs, our board of directors expressly considered and approved leverage in excess of our general charter-imposed limitations in connection with entering into the BEMT Co-Investor loan.

Currently Proposed Transactions

On March 23, 2010 the board of directors approved two investment transactions with related parties (described above under Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Events.)

PART IV

Item 15.                                Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed.

1.	Financial Statements

The list of the financial statements filed as part of this Annual Report on Form 10-K/A is set forth on page F-1 herein.

(b)	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	Financial Statement Schedules.

All financial statement schedules, have been omitted because the required information of such schedules is not present, is not present in amounts sufficient to require a schedule or is included in the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

DATE: January 19, 2011                                                                               /s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

DATE: January 19, 2011                                                                                /s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

DATE: January 19, 2011                                                                                /s/ Jerold E. Novack
Jerold E. Novack
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

DATE: January 19, 2011                                                                                /s/ Brian D. Bailey
Brian D. Bailey
Director

DATE: January 19, 2011                                                                                /s/ I Bobby Majumder
I Bobby Majumder
Director

DATE: January 19, 2011                                                                                /s/ Romano Tio
Romano Tio
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bluerock Enhanced Multifamily Trust, Inc.

We have audited the accompanying consolidated balance sheets of Bluerock Enhanced Multifamily Trust, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1A to the consolidated financial statements, the accompanying consolidated financial statements have been retrospectively adjusted for business combinations and investments in unconsolidated entities.  We previously reported on the financial statement schedule in Item 15(a), Schedule III-Real Estate Assets and Accumulated Depreciation, which is no longer required due to the restatement.

/s/ Freedman & Goldberg, CPAs, PC

Farmington Hills, MI

March 31, 2010, except for note 1A as to which the date is January 19, 2011

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2009 and 2008

	2009 Restated (1)	2008
ASSETS

Investments in unconsolidated real estate joint venture	$2,341,941	$-
Cash and cash equivalents	186,863	201,001
Deferred financing, net	43,509	-
Other assets

TOTAL ASSETS	$2,572,313	$201,001

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable	$2,754,520	$-
Accounts payable and accrued liabilities	15,320	-
	-
Due to affiliates	18,281	-
Total liabilities	2,788,121

Stockholders' equity
Preferred stock, $0.01 par value, 250,000,000 shares
authorized; none issued and outstanding
Common stock, $0.01 par value, 749,999,000 shares
authorized; 37,200 and 22,200 shares issued and
outstanding as of December 31, 2009 and 2008, respectively	372	222
Nonvoting convertible stock, $0.01 par value per share;
1,000 shares authorized, issued and outstanding	10	-
Additional paid-in-capital, net of costs	222,731	200,779
Cumulative net loss	(438,921)	-

Total stockholders' equity	(215,808)	201,001
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,572,313	$201,001

(1) Amounts have been restated, see footnote 1A for additional information.
See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED STATEMENT OF OPERATIONS - RESTATED (1)
For the Year Ended December 31, 2009

Expenses

Asset management fees to affiliates	$9,140
Acquisition costs to affiliates	191,953
General and administrative	45,391

Total expenses	246,484

Other operating activities:
Equity in earnings (loss) of unconsolidated joint venture	(176,752)

Operating loss	(423,236)

Other income (expense)
Interest expense	(15,685)

Net loss	(438,921)

Basic and diluted loss per share	$(17.28)

Weighted average number of shares outstanding	25,405

(1) Amounts have been restated, see footnote 1A for additional information.
See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
For the Year Ended December 31, 2009 (Restated)(1) and 2008

	Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Net Loss	Total Stockholders' Equity
Balance, January 1, 2008					$ -	$ -	$ -
Issuance of common stock, net			22,200	$ 222	199,779		200,001
Issuance of converitble stock	1,000	$ 10			990		1,000
Balance, December 31, 2008	1,000	10	22,200	222	200,769	-	201,001

Issuance of restricted stock, net			15,000	150	36,100		36,250
Deferred offering costs					(14,138)		(14,138)
Net loss						(438,921)	(438,921)

Balance, December 31, 2009	1,000	$ 10	37,200	$ 372	$ 222,731	$ (438,921)	$ (215,808)

(1) Amounts have been restated, see footnote 1A for additional information.

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS - RESTATED (1)
For the Year Ended December 31, 2009

Cash flows from operating activities
Net loss		$ (438,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	366
Equity in loss of unconsolidated joint venture	176,752
Share based compensation charge attributable to
directors stock compensation plan	36,250
Due to affiliates	18,280
Increase in accounts payable	15,320
Net cash used in operations		(191,953)

Cash Flows from investing activities
Investments in unconsolidated real estate joint venture	(2,518,692)

Net cash used in investing activities		(2,518,692)

Cash flows from financing activities
Proceeds from notes payable	2,754,520
Increase in deferred financing costs	(43,875)
Payment of offering costs	(14,138)

Net cash provided by financing activities		2,696,507

Net change in cash and cash equivalents		(14,138)

Cash and cash equivalents at beginning of year		201,001

Cash and cash equivalents at end of year		$ 186,863

(1) Amounts have been restated, see footnote 1A for additional information.

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

On August 22, 2008, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares and a minimum of $2,500,000 in shares of our common stock in our primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers.  We also are offering up to $285,000,000 in shares pursuant to our distribution reinvestment plan at $9.50 per share. The SEC declared our registration statement effective on October 15, 2009 and on December 3, 2009 we acquired, through a joint venture partnership, an interest in one multifamily real estate property and commenced active operations

1A. RESTATEMENT

This amendment to our Annual Report on Form 10-K filed on March 31, 2010 is filed to reflect restatements of our Consolidated Balance Sheet as of December 31, 2009 and our Consolidated Statement of Operations, Stockholders’ Equity and Statement of Cash Flows for the year ended December 31, 2009, and the related notes thereto, as a result of management’s review of our accounting methods regarding business combinations and investments in unconsolidated joint ventures.

After consideration of the applicable financial accounting guidance and evaluation of the related agreements the following adjustments were identified:

• We treated our first property acquisition, Springhouse Apartments, in December 2009, as a purchase of assets. As a result, we capitalized costs associated with such acquisition, which costs were then amortized. Under U.S. generally accepted accounting principles (“GAAP”) the acquisition of such property should have been treated as a Business Combination. As a result, our acquisition-related costs should have been expensed in the fourth quarter of 2009, when the property was acquired, rather than capitalized and expensed over subsequent quarters.

• Based on the fact that we shared control of our joint venture with affiliated entities, we consolidated our joint venture properties’ real estate assets, liabilities and operations on our balance sheet and income statement on a gross basis and reduced our non-ownership interest through the non-controlling interest line item on our financial statements.  Under GAAP, notwithstanding shared control with affiliates, because the joint ventures are variable interest entities and we would not be considered the primary beneficiary of the joint venture, our ownership interest should have been accounted for using the Equity Method of accounting.

The table below presents the impact of the restatement on our Consolidated Balance Sheet, Statement of Operations and Statement of Cash Flows.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 and DECEMBER 31, 2008

	Balance Sheet
	As of December 31, 2009
	As Originally Reported	Restated

ASSETS
Real Estate:
Land	$5,616,000	$-
Buildings and improvements	23,634,000
Total real estate, cost	29,250,000	-
Less accumulated depreciation and amortization	(157,937)
Total real estate, net	29,092,063	-
Investment in unconsolidated real estate joint venture		2,341,941
Cash and cash equivalents	666,714	186,863
Rents, other receivables and prepaid expenses	125,162	-
Deferred financing, net	1,102,802	43,509
TOTAL ASSETS	$30,986,741	$2,572,313

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage payable	$23,400,000	$-
Note payable	2,778,389	2,754,520
Accounts payable and accrued liabilities	219,882	15,320
Due to affiliates	-	18,281
Total liabilities	26,398,271	2,788,121

Minority interest	4,492,039	-

Shareholders' equity
Preferred stock, $0.01 par value, 50,000,000 shares
authorized; none issued and outstanding
Common stock, $0.01 par value, 249,999,000 shares
authorized; 37,200 shares issued and outstanding	372	372
Nonvoting convertible stock, $0.01 par value per share;
1,000 shares authorized, issued and outstanding	10	10
Additional paid-in-capital, net of costs	336,481	222,731
Cumulative net loss	(120,432)	(438,921)
Total shareholder' equity	216,431	(215,808)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$31,106,741	$2,572,313

1A. RESTATEMENT (continued)

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 and DECEMBER 31, 2008

	Statement of Operations
	For the Year Ended December 31, 2009
	As Originally Reported	Restated
Revenues
Rental revenue	$303,219	$-
Tenant reimbursements and other income	8,972
Total Revenues	312,190	-

Expenses
Property operating expenses	57,672
Property taxes and insurance	36,558
Management fees to affiliates	20,550	9,140
Acquisition costs to affiliates		191,953
General and administrative	30,193	45,391
Depreciation and amortization	163,775
Total expenses	308,748	246,484

Other operating activities
Equity in loss of unconsolidated joint venture	-	(176,752)

Operating income (loss)	3,442	(423,236)

Other income (expense)
Interest expense	(123,875)	(15,685)

Loss before minority interest allocation	(120,433)	(438,921)

Loss allocated to minority interests	41,111	-

Net loss	$(79,322)	$(438,921)

Basic and diluted loss per share	$(3.12)	$(17.28)

Weighted average number of shares outstanding	25,405	25,405

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 and DECEMBER 31, 2008

	Statement of Cash Flows
	For the Year Ended December 31, 2009
	As Originally Reported	Restated
Cash flows from operating activities
Net loss	$(79,321)	$(438,921)
Minority interest in net loss of consolidated entity	(41,111)
Equity in loss of unconsolidated joint venture		176,752
Depreciation and amortization	163,775	366
Share based compensation charge attributable to
directors stock compensation plan		36,250
Due to affiliates		18,280
Increase in receivables	(125,162)
Increase in deferred financing	(1,108,640)
Increase in accounts payable	219,882	15,320

Net cash flow from operations	(1,162,530)	(191,953)

Cash Flows from Investing Activities
Purchase of real estate	(29,250,000)
Investment in unconsolidated reat estate joint venture		(2,518,693)
Net Cash Flows from Investing Activities	(29,250,000)	(2,518,693)

Cash Flows from Financing Activities
Proceeds from mortgages	23,400,000
Proceeds from notes payable	2,778,389	2,754,520
Minority interest contributions	4,492,039
Deferred financing costs		(43,874)
Issuance of common stock, net	15,862
Payment of offering costs		(14,138)
Net Cash Flows from Financing Activities	30,686,290	2,696,508

Net change in cash and cash equivalents	273,760	(14,138)

Cash and cash equivalents at beginning of year	201,001	201,001

Cash and cash equivalents at end of year	$474,761	$186,863

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 and DECEMBER 31, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Principles of Consolidation and Basis of Presentation

We intend to operate in an umbrella partnership REIT structure in which our wholly owned subsidiary, Bluerock Enhanced Multifamily Holdings, L.P., a Delaware limited partnership, or wholly owned subsidiaries of our operating partnership, owns substantially all of the properties or investments in joint ventures acquired on our behalf.

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

Joint Ventures

We analyze our investments in joint ventures to determine if the joint venture is a variable interest entity (a “VIE”) and would require consolidation. We (a) evaluate the sufficiency of the total equity at risk, (b) review the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (c) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. We would consolidate a venture that is determined to be a VIE if we were the primary beneficiary. Beginning January 1, 2010, a new accounting standard will be effective and will change the method by which the primary beneficiary of a VIE is determined to a primarily qualitative approach whereby the variable interest holder, if any, that has the power to direct the VIE’s most significant activities is the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess the existence of a controlling financial interest under a voting interest model to determine whether the venture should be consolidated.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  At the property these estimates include such items as purchase price allocation of real estate acquisitions, impairment of long-lived assets, depreciation and amortization and allowance for doubtful accounts.  Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.  There are no restrictions on the use of our cash as of December 31, 2009.

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 and DECEMBER 31, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of the Stock Compensation Topic of the FASB ASC. This topic established a fair value based method of accounting for stock-based compensation and requires the fair value of stock-based compensation awards to amortize as an expense over the vesting period and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes.  Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.  For the year ended December 31, 2009, 5,000 shares of common stock were awarded to each of the three independent directors upon effectiveness of our initial public offering on October 15, 2009.

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

Distributions to stockholders will be determined by our board of directors of and will be dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) and other considerations as our board of directors may deem relevant.

Related Party Transactions

Pursuant to the Advisory Agreement, we are obligated to pay the Advisor specified fees upon the provision of certain services related to, the investment of funds in real estate and real estate-related investments, management of our investments and for other services (including, but not limited to, the disposition of investments). We are also obligated to reimburse the Advisor for organization and offering costs incurred by the Advisor on our behalf, and we are obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on our behalf or incurred in connection with providing services to us.   We record all related party fees as incurred, subject to any limitations described in the Advisory Agreement.

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

Pursuant to the Advisory Agreement and the Dealer Manager Agreement, are obligated to reimburse the advisor, the dealer manager or their affiliates, as applicable, for organization and offering costs paid by them on our behalf of, provided that the advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by us in the offering exceed 15% of gross offering proceeds

In the event the minimum number of shares of our common stock is not sold to the public, we will terminate the offering and will have no obligation to reimburse the advisor, the dealer manager or their affiliates for any organization and offering costs. As of December 31, 2009, the advisor has incurred on our behalf organization and offering costs of approximately $2.4 million. These costs are not recorded in the consolidated financial statements of the Company as of December 31, 2009 because such costs are not a liability to us

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 and DECEMBER 31, 2008

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

until the minimum number of shares of our common stock is issued, and such costs will only become a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering.
When recorded by us, organization costs will be expensed, and offering costs, which include selling commissions and dealer manager fees, will be charged as a reduction to stockholders’ equity as such amounts are reimbursed to the advisor, the dealer manager or their affiliates from the gross proceeds of the offering.

Operating Expenses

We reimburse the advisor for all reasonable and incurred expenses in connection with services provided to us, subject to the limitation that we will not reimburse any amount that would cause our total operating expenses at the end of four preceding fiscal quarters to exceed the greater of 2% of our average invested assets or 25% of our net income determined (1) without  reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period unless a majority of our independent directors has determined such expenses were justified based on unusual and non-recurring factors. If such excess expenses are not approved by a majority of our independent directors, our advisor must reimburse us at the end of the four fiscal quarters the amount by which the aggregate expenses during the period paid or incurred by us exceed the limitations provided above.  We will not reimburse the advisor for personnel costs in connection with services for which the advisor receives acquisition, origination or disposition fees.  As of December 31, 2009 approximately $466,000 of operating expenses have been incurred on our behalf.  Due to the limitations discussed above we have recorded approximately $9,100 of that amount that could be reimbursed to our advisor.

Acquisition and Origination Fees

We pay the Advisor an acquisition fee equal to 1.75% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. With respect to investments in and originations of loans, we pay an origination fee equal to 1.75% of the amount funded by us to acquire or originate mortgage, mezzanine, bridge or other loans, including any expenses related to such investments and any debt we use to fund the acquisition or origination of these loans. We do not pay an acquisition fee with respect to investments in loans.

Asset Management Fee

With respect to investments in real estate, we pay the advisor a monthly asset management fee equal to one-twelfth of 1% of the amount paid or allocated to acquire the investment excluding acquisition fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment. 50% of the asset management fee will not be payable until stockholders have received distributions in an amount equal to at least a 6% per annum cumulative, non-compounded return on invested capital, at which time all amounts will become due and payable.

Financing Fee

We pay the Advisor a financing fee equal to 1% of the amount, under any loan or line of credit, made available to us.

Independent Director Compensation

We will pay each of our independent directors an annual retainer of $25,000. In addition, the independent directors will be paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,000 for each committee meeting attended, (iii) $1,000 for each teleconference board meeting attended, and (iv) $1,000 for each teleconference committee meeting attended.  All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. In addition 5,000 shares of restricted stock will be granted upon election to the board and 2,500 shares of restricted stock will be granted upon re-election to the board. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the advisor discussed in Note 6, “Related -Party Transactions.”

Income Taxes

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and intend to operate as such commencing with the taxable year in which we satisfy the minimum offering requirements.  We expect to have little or no taxable income prior to electing REIT status.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

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

As of December 31, 2008 and 2009 we had 1,000 shares of convertible stock issued and outstanding.  The convertible stock is not included in the basic and dilutive loss per share calculation because the shares of convertible stock do not participate in earnings or losses and would currently not be convertible into any commons shares, if converted.

Reportable Segment

Our current business consists of investing in and operating multifamily communities. Substantially all of our consolidated net loss is from investments in real estate properties that we own through a Co-Investment Venture which we account for under the equity method of accounting.  We internally evaluate operating performance on an individual property level and view our real estate assets as one industry segment, and, accordingly, our properties will be aggregated into one reportable segment.

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

In June 2009, the FASB issued a new accounting standard that will be effective on January 1, 2010 and introduces a more qualitative approach to evaluating VIE’s for consolidation. This accounting standard is a revision to a previous FASB interpretation and changes how a reporting entity evaluates whether an entity is a VIE and which entity is considered the primary beneficiary of a VIE and is therefore required to consolidate such VIE. This analysis identifies the primary beneficiary of a VIE as the entity that has (i) the power to direct the activities of the VIE that most significantly impact the VIE’s performance, and (ii) obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE.  In determining whether it has the power to direct the activities of the VIE that most significantly affect the VIE’s performance, the provision requires a company to assess whether it has an implicit financial responsibility to insure that a VIE operates as designed.  It also requires continuous reassessment of primary beneficiary status rather than periodic, event-driven assessments as previously required, and incorporates expanded disclosure requirements.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 and DECEMBER 31, 2008

The aggregate purchase price for the Springhouse property was approximately $29.25 million, plus closing costs.  The acquisition was funded with approximately $6.7 million of gross equity from the Springhouse JV Entity, and a $23.4 million senior mortgage loan to BR Springhouse, LLC.  Our equity investment in the Springhouse property is detailed below in Note 7.  Equity Method Investment.

5.  EQUITY METHOD INVESTMENTS

We invested $2.5 million to acquire a 50% equity interest in BR Springhouse Managing Member, LLC (the “Springhouse Managing Member JV Entity”) through a wholly owned subsidiary of our operating partnership, BEMT Springhouse, LLC (“BEMT Springhouse”).  BEMT Co-Investor invested $2.5 million to acquire the remaining 50% interest in the Springhouse Managing Member JV Entity.  BEMT Springhouse and BEMT Co-Investor are co-managers of the Springhouse Managing Member JV Entity.  Under the terms of the operating agreement for the Springhouse Managing Member JV Entity, certain major decisions regarding the investments of the Springhouse Managing Member JV Entity require the unanimous our approval  (through BEMT Springhouse), and BEMT Co-Investor.  To the extent that the Company and BEMT Co-Investor are not able to agree on a major decision or at any time after December 3, 2012, either party may initiate a buy-sell proceeding.  Additionally, any time after December 3, 2012, either party may initiate a proceeding to force the sale of the Springhouse Managing Member JV Entity’s interest in the Springhouse JV Entity to a third party, or, in the instance of the non-initiating party’s rejection of a sale, cause the non-initiating party to purchase the initiating party’s interest in the Springhouse Managing Member JV Entity.  The operating agreement contains terms, conditions, representations, warranties and indemnities that are customary and standard for joint venture in the real estate industry.

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

We accounted for the acquisitions of our interests in Springhouse through the managing member LLCs in accordance with the provisions of the Consolidation Topic of the FASB ASC.  Following is a summary of our ownership interest as of December 31, 2009:

Property	Managing Member LLC interest	Joint Venture interest	Indirect Equity Interest in Property
Springhouse	50.00%	75%	37.5.%

We analyzed our interest in the managing member LLC to determine (a) if the LLC is a VIE, and (b) if so, if we are the primary beneficiary.

Our contribution into the managing member LLC was funded through a loan from an affiliate who is another investor in the managing member LLC, thus our equity investment is not at risk. Since unanimous approval is required by all members to direct the activities that most significantly impact the managing member LLC’s economic performance, the holder of the equity investment at risk lacks that power and thus we concluded that the managing member LLC entities are VIE’s.  We are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact the economic performance of the managing member LLC and would not be considered to be the investor that is most closely associated with the entity among the related party investors.  As a result, our investment is reflected as an investment in unconsolidated joint venture under the equity method of accounting.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 and DECEMBER 31, 2008

5.  EQUITY METHOD INVESTMENTS (Continued)

The carrying amount of the investment in the Springhouse Managing Member Entity was $2.3 million at December 31, 2009.  Summary unaudited financial information for the operating property as of and for the year ended December 31, 2009 is as follows:

Financial Position:
Real Estate, net of depreciation	$29,039,600
Other assets	841,140
Total assets	$29,880,740

Mortgage payable	$23,400,000
Other current liabilities	215,540
Total liabilities	$23,615,540

Stockholders’ equity	6,265,200
Total liabilities and stockholders’ equity	$29,880,740

Results of operations
Rental revenues	$309,040
Operating expenses	100,810
Net operating income	208,230
Acquisition fees	(361,800)
Depreciation and amortization	(211,030)
Mortgage Interest	(106,700)
Net loss	(471,300)
As discussed above, the investments in Springhouse is considered a VIE and we are not the primary beneficiary.  The investment is accounted for as an equity method investment and is in the caption Investment in unconsolidated real estate joint venture on the consolidated balance sheet.  The risks and rewards associated with our interest in this entity is based primarily on our ownership percentage.  Our maximum exposure to loss is equal to our investment balance which is $2.3 million as of December 31, 2009

  6.  NOTE PAYABLE

The note payable in the amount of $2,754,520 relates to the acquisition of the Springhouse property.  We entered into a loan agreement with BEMT Co-Investor pursuant to which BEMT Springhouse borrowed $2.8 million (the “BEMT Co-Investor Loan”). The BEMT Co-Investor Loan initially had a six-month term, maturing June 3, 2010, which was subsequently extended to June 3, 2011.  A partial repayment in the amount of $1.1 million was made on June 23, 2010. It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. As of March 1, 2010, the interest rate on the BEMT Co-Investor Loan was 7.00%. Interest on the loan will be paid on a current basis from cash flow distributed to us from the Springhouse Managing Member JV Entity. The BEMT Co-Investor Loan is secured by a pledge of our indirect membership interest in BEMT Springhouse and a pledge of BEMT Springhouse’s membership interest in the Springhouse Managing Member JV Entity. In accordance with the requirements of our charter, the BEMT Co-Investor Loan was reviewed and approved by a majority of our board of directors (including a majority of our independent directors) as being fair, competitive, and commercially reasonable and no less favorable to us than loans between unaffiliated parties under the same circumstances.

During the year ended December 31, 2009 we incurred $15,320 of interest expense.

7.  FAIR VALUE DISCLOSURE

As of December 31, 2009, we believe the carrying values of cash and cash equivalents and receivables and payables from affiliates approximate their fair values based on their highly-liquid nature and/or short-term maturities, including prepayment options.  As of December 31, 2009 and 2008, we had no significant assets or liabilities measured at fair value on a recurring or nonrecurring basis.  We estimate fair values for financial instruments based on interest rates with similar terms and remaining maturities that management believes we could obtain

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 and DECEMBER 31, 2008

8.  RELATED-PARTY TRANSACTIONS

As of December 31, 2009, approximately $2.4 million of organizational and offering costs have been incurred on our behalf. These costs are not recorded in our consolidated financial statements because such costs are not our liability until the subscriptions for the minimum number of shares are received and accepted by us. When recorded by us, organizational and offering costs will be expensed and third-party offering costs will be charged to shareholders’ equity as such amounts are reimbursed to the advisor or its affiliates from the gross proceeds of the offering.

In connection with our investment in the Springhouse property, on December 3, 2009, we entered into a loan agreement with BEMT Co-Investor, the terms of which are described above in Note 6.   Note Payable.

The advisor performs its duties and responsibilities as our fiduciary under an advisory agreement. The term of the current advisory agreement ends October 14, 2011, subject to renewals by our board of directors for an unlimited number of successive one-year periods. The advisor will conduct our operations and manage our portfolio of real estate and real estate-related investments under the terms of the advisory agreement.

Certain of our affiliates will receive fees and compensation in connection with our public offering, and the acquisition, management and sale of our real estate investments

We will pay our advisor a monthly asset management fee for the services it provides pursuant to the advisory agreement. The asset management fee will be equal to one-twelfth of 1.0% of the higher of the cost or the value of each asset, where (A)cost equals the amount actually paid, excluding acquisition fees and expenses, to purchase each asset it acquires, including any debt attributable to the asset (including any debt encumbering the asset after acquisition), provided that, with respect to any properties we develop, construct or improve, cost will include the amount expended by us for the development, construction or improvement, and (B) the value of an asset is the value established by the most recent independent valuation report, if available, without reduction for depreciation, bad debts or other non-cash reserves; provided, however, that 50% of the advisor’s asset management fee will not be payable until stockholders have received distributions in an amount equal to at least a 6.0% per annum cumulative, non-compounded return on invested capital, at which time all such amounts will become immediately due and payable. For these purposes, “invested capital” means the original issue price paid for the shares of our common stock reduced by prior distributions identified as special distributions from the sale of our asset. The asset management fee will be based only on the portion of the cost or value attributable to our investment in an asset if we do not own all of an asset. We will also pay the advisor a financing fee equal to 1% of the amount available under any loan or line of credit made available to us. The advisor may re-allow some or all of this fee to reimburse third parties with whom it may subcontract to procure such financing.

The advisor will receive 1.75% of the purchase price of a property or investment for its services in connection with the investigation, selection, sourcing, due diligence and acquisition of that property or investment. The purchase price of a property or investment will equal the amount paid or allocated to the purchase, development, construction or improvement of a property, inclusive of expenses related thereto, and the amount of debt associated with such real property or investment. The purchase price allocable for joint venture investments will equal the product of (1) the purchase price of the underlying property and (2) our ownership percentage in the joint venture. We will pay the advisor an origination fee in lieu of an acquisition fee for services in connection with the investigation, selection, sourcing, due diligence, and acquisition of mortgage, subordinated, bridge or other loans of 1.75% of the principal amount of the borrower’s loan obligation or of the purchase price of any loan we purchase including third- party expenses.

The advisor will also receive a financing fee equal to 1% of the amount, under any loan or line of credit, made available to us. The advisor may re-allow some or all of this fee to reimburse third parties with whom it may subcontract to procure such financing for us. In addition, to the extent the advisor provides a substantial amount of services in connection with the disposition of one or more of our properties or investments (except for securities that are traded on a national securities exchange), the advisor will receive fees equal to the lesser of (A) 1.5% of the sales price of each property or other investment sold or (B) 50% of the selling commission that would have been paid to a third-party broker in connection with such a disposition. In no event may disposition fees paid to the advisor or its affiliates and unaffiliated third parties exceed in the aggregate 6% of the contract sales price.  In addition to the fees payable to the advisor, we will reimburse the advisor for all reasonable and incurred expenses in connection with services provided to us, subject to the limitation that we will not reimburse any amount that would cause our total operating expenses at the end of four preceding fiscal quarters to exceed the greater of 2% of our average invested assets or 25% of our net income determined (1) without  reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period unless a

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2009 and DECEMBER 31, 2008

8.  RELATED-PARTY TRANSACTIONS – (Continued)

majority of our independent directors has determined such expenses were justified based on unusual and non-recurring factors. If such excess expenses are not approved by a majority of our independent directors, our advisor must reimburse us at the end of the four fiscal quarters the amount by which the aggregate expenses during the period paid or incurred by us exceed the limitations provided above.  We will not reimburse the advisor for personnel costs in connection with services for which the advisor receives acquisition, origination or disposition fees.  As of December 31, 2009 approximately $466,000 of operating expenses have been incurred on our behalf.  Due to the limitations discussed above we have recorded approximately $9,100 of that amount that could be reimbursed to our advisor.

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

Some of the material conflicts that the advisor or its affiliates face are: 1) the determination of whether an investment opportunity should be recommended to us or another Bluerock-sponsored program or Bluerock-advised investor; 2) the allocation of the time of key executive officers, directors, and other real estate professionals among us, other Bluerock-sponsored programs and Bluerock-advised investors, and the activities in which they are involved; 3) the fees received by the advisor and its affiliates in connection with transactions involving the purchase, origination, management and sale of investments regardless of the quality of the asset acquired or the service provided to us; and 4) the fees received by the advisor and its affiliates in connection with our public offering of equity securities.

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

Share Repurchase Plan

Our board of directors has approved a share repurchase plan. The share repurchase plan allows for share repurchases by us when certain criteria are met.'

Stock-based Compensation for Independent Directors

Our independent directors received an automatic grant of 5,000 shares of restricted stock on the effective date of the initial public offering and will receive an automatic grant of 2,500 shares of restricted stock at each annual meeting of our stockholders thereafter. Each person who thereafter is elected or appointed as an independent director will receive an automatic grant of 5,000 shares of restricted stock on the date such person is first elected as an independent director and an automatic grant of 2,500 shares of restricted stock at each annual meeting of our stockholders thereafter. To the extent allowed by applicable law, the independent directors will not be required to pay any purchase price for these grants of restricted stock. The restricted stock will vest 20% at the time of the grant and 20% on each anniversary thereafter over four years from the date of the grant. All restricted stock may receive distributions, whether vested or unvested. The value of the restricted stock to be granted is not determinable until the date of grant.

A summary of the status of our non-vested shares as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below:

		Weighted
		average
		grant-date
Nonvested shares	Shares	fair value
Balance at January 1, 2009	—	$—
Granted	15,000	150,000
Vested	(3,625)	(36,250)
Forfeited	—	—
Balance at December 31, 2009	11,375	$113,750

At December 31, 2009, there was $113,750 of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a period of four years. The total fair value of shares vested during the year ended December 31, 2009 was $36,250.  There were no director stock grants in 2008.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

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

11.  SUBSEQUENT EVENTS

We evaluate subsequent events up until the date the consolidated financial statements are issued.

On March 15, 2010, the Company’s three independent directors received an automatic grant of 2,500 shares each of restricted stock after their re-election to the board of directors at our annual meeting.

On May 20, 2010 we had raised the initial minimum offering amount of $2,500,000 sufficient to break escrow, and all investors to date had been admitted as stockholders.

On March 31, 2010, through a wholly owned subsidiary of our operating partnership, we completed an investment in a joint venture to acquire a 22.67% indirect equity interest in a 192-unit class A garden style multifamily community known as The Reserve at Creekside Village located in Chattanooga, Tennessee for approximately $14.25 million, plus closing costs.

On April 9, 2010, through a wholly owned subsidiary of our operating partnership, we completed an investment in a joint venture to acquire a 16.25% indirect equity interest in 258-unit class A multifamily community located in Chapel Hill, North Carolina for approximately $37 million, plus closing costs.

On September 1, 2010, through a wholly owned subsidiary of our operating partnership, we completed an investment in a joint venture to acquire a 25% indirect equity interest in a 240-unit multifamily community known as St. Andrews Apartments located in Augusta, Georgia for approximately $24.95 million, plus closing costs.

On September 30, 2010, through a wholly owned subsidiary of our operating partnership, we completed an investment in a joint to acquire a 12.5% indirect equity interest in a 201 unit multifamily community known as The Gardens at Hillsboro Village located in Nashville, Tennessee for approximately $31.6 million, plus closing costs.

On November 17, 2010 we suspended our offering while we restated our audited financial statements for the year ended December 31, 2009 and our unaudited financial statements for the periods ended March 31, 2010 and June 30, 2010.  We expect to recommence this offering at such time as the post-effective amendment filed with the SEC on January 19, 2011 has been declared effective by the SEC

EXHIBIT INDEX

Exhibit Number

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002