Form 10-Q/A
period 2010-03-31
Bluerock Enhanced Multifamily Trust, Inc.
filed 2011-01-19
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

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

FORM 10-Q/A

 March 31, 2010

 INDEX

Explanatory note

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets (restated) as of March 31, 2010 (unaudited) and December 31, 2009	2
	Condensed Consolidated Statements of Operations (restated) for the Three Months Ended March 31, 2010 (unaudited)	3
	Condensed Consolidated Statement of Stockholders’ Equity (restated) for the Year Ended December 31, 2009 and the Three Months Ended March 31, 2010 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows (restated) for the Three Months Ended March 31, 2010 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 4T.	Controls and Procedures	18
PART II	OTHER INFORMATION	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19
SIGNATURES		20

Explanatory Note

In conjunction with our engagement of a new registered public accounting firm on August 23, 2010, our management reviewed the accounting policies adopted under financial accounting guidance and evaluated our related agreements.  Based on its review, our management determined that certain adjustments to our accounting methods regarding business combinations and investments in unconsolidated entities are necessary.  Accordingly, this Amendment No. 1 is being filed to amend and restate Part I, Items 1, 2 and 4(T) of our Quarterly Report on Form 10-Q for the three months ended March 31, 2010, originally filed on May 17, 2010, which are affected by this change in accounting methods.  In addition we are amending and restating Part II, Item 2 to provide additional information regarding the use of proceeds from sales of registered securities and unregistered sales of equity securities.  Except as otherwise expressly noted herein, this Amendment does not reflect events occurring after the filing of our original Form 10-Q on May 17, 2010.  Accordingly, this Amendment should be read in conjunction with our original Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED BALANCE SHEETS - RESTATED (1)

	March 31, 2010 (Unaudited)	December 31, 2009
ASSETS

Investments in unconsolidated real estate joint ventures	$2,499,596	$2,341,941
Cash and cash equivalents	136,863	186,863
Deferred financing, net	70,846	43,509
Other assets	31,359

TOTAL ASSETS	$2,738,664	$2,572,313

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable	$3,212,498	$2,754,520
Accounts payable and accrued liabilities	64,449	15,320
Due to affiliates	181,757	18,281
Total liabilities	3,458,704	2,788,121

Stockholders' equity
Preferred stock, $0.01 par value, 250,000,000 shares
authorized; none issued and outstanding
Common stock, $0.01 par value, 749,999,000 shares authorized;
44,700 and 37,200 shares issued and outstanding as of	447	372
March 31,2010 and December 31, 2009, respectively
Nonvoting convertible stock, $0.01 par value per share;
1,000 shares authorized, issued and outstanding	10	10
Additional paid-in-capital, net of costs	195,781	222,731
Cumulative distributions and net losses	(916,278)	(438,921)

Total stockholders' equity	(720,040)	(215,808)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,738,664	$2,572,313

(1) Amounts have been restated, see footnote 1A for additional information
See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED STATEMENT OF OPERATIONS - RESTATED (1)
For the Three Months Ended March 31, 2010 (Unaudited)

Expenses
Asset management fees to affiliates	$ 27,422
Acquisition costs to affiliates	56,525
General and administrative	74,221

Total expenses	158,168

Other operating activities
Equity in loss of unconsolidated joint ventures	(269,050)

Operating loss	(427,219)

Other income (expense)
Interest income	87
Interest expense	(50,225)
Total other income (expense)	(50,138)

Net loss	$ (477,357)

Basic and diluted loss per share	$ (12.36)

Weighted average number of shares outstanding	38,617

(1) Amounts have been restated, see footnote 1A for additional information
See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - RESTATED (1)
For the Year Ended December 31, 2009 and the Three Months Ended March 31, 2010 (unaudited)

	Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Net Loss	Total Stockholders' Equity
Balance, January 1, 2009	1,000	$10	22,200	$222	$200,769	$-	$201,001
Issuance of restricted stock, net			15,000	150	36,100		36,250
Deferred offering costs					(14,138)		(14,138)
Net loss						(438,921)	(438,921)
Balance, December 31, 2009	1,000	10	37,200	372	222,731	(438,921)	(215,808)

Issuance of restricted stock, net			7,500	75	23,050		23,125
Deferred offering costs					(50,000)		(50,000)
Net loss						(477,357)	(477,357)

Balance, March 31, 2010	1,000	$10	44,700	$447	$195,781	$(916,278)	$(720,040)

(1) Amounts have been restated, see footnote 1A for additional information
See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS - RESTATED (1)
For theThree Months Ended March 31, 2010

Cash flows from operating activities
Net loss		$ (477,357)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in loss of unconsolidated joint ventures	269,050
Distributions from unconsolidated real estate joint ventures	115,226
Share based compensation charge attributable to
director's stock compensation plan	23,125
Increase in other assets	(31,359)
Increase in due to affiliates	163,476
Increase in accounts payable	49,129
Net cash flow from operations		111,291

Cash Flows from Investing Activities
Investment in unconsolidated real estate joint venture	(541,931)
Net Cash Flows from Investing Activities		(541,931)

Cash Flows from Financing Activities
Proceeds from notes payable	457,978
Increase in deferred financing costs	(27,337)
Payment of deferred offering costs	(50,000)

Net Cash Flows from Financing Activities		380,641

Net change in cash and cash equivalents		(50,000)

Cash and cash equivalents at beginning of year		186,863

Cash and cash equivalents at end of period		$ 136,863

(1) Amounts have been restated, see footnote 1A for additional information
See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (unaudited)

PART I. FINANCIAL INFORMATION (CONTINUED)

Item 1.  Financial Statements (continued)

1. ORGANIZATION AND NATURE OF BUSINESS

Bluerock Enhanced Multifamily Trust, Inc. (the “Company”) was incorporated on July 25, 2008 under the laws of the state of Maryland. If we meet the qualification requirements, we intend to elect to be treated as a real estate investment trust or REIT for Federal income tax purposes. We were incorporated to raise capital and acquire a diverse portfolio of residential real estate assets.  Our day-to-day operations are managed by Bluerock Enhanced Multifamily Advisor, LLC, or our advisor, under an advisory agreement.  The advisory agreement has a one-year term expiring October 14, 2011 and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and us.  Our advisor is affiliated with us in that we and our advisor have common ownership and management.  The use of the words “we,” “us” or “our” refers to Bluerock Enhanced Multifamily Trust, Inc. and its subsidiary Bluerock Enhanced Multifamily Holdings, L.P., or our operating partnership, except where the context otherwise requires.

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

1A. RESTATEMENT

This amendment to our Quarterly Report on Form 10-Q filed on May 17, 2010 is filed to reflect restatements of our Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 and our Consolidated Statement of Operations, Stockholders’ Equity and Statement of Cash Flows for the three months ended March 31, 2010, and the related notes thereto, as a result of management’s review of our accounting methods regarding business combinations and investments in unconsolidated joint ventures.

After consideration of the applicable financial accounting guidance and evaluation of the related agreements the following adjustments were identified:
•
We treated our property acquisitions of Springhouse Apartments in December 2009 and The Reserve at Creekside Village in March 2010, as a purchase of assets. As a result, we capitalized costs associated with such acquisition, which costs were then amortized. Under U.S. generally accepted accounting principles (“GAAP”) the acquisition of such properties should have been treated as a Business Combination. As a result, our acquisition-related costs should have been expensed in the fourth quarter of 2009 and the first quarter 2010 when the properties were acquired, rather than capitalized and expensed over subsequent quarters.

•
Based on the fact that we shared control of our joint ventures with affiliated entities, we consolidated our joint venture properties’ real estate assets, liabilities and operations on our balance sheet and income statement on a gross basis and reduced our non-ownership interest through the non-controlling interest line item on our financial statements.  Under GAAP, notwithstanding shared control with affiliates, because the joint ventures are variable interest entities and we would not be considered the primary beneficiary of the joint ventures, our ownership interest should have been accounted for using the Equity Method of accounting.

The tables below present the impact of the restatement on our Consolidated Balance Sheets, Statement of Operations and Statement of Cash Flows:

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (unaudited)

1A. RESTATEMENT (Continued)

	Balance Sheet		Balance Sheet
	As of March 31, 2010		As of December 31, 2009
	As Originally Reported	Restated	As Originally Reported	Restated

ASSETS
Real Estate:
Land	$7,966,000	$-	$5,616,000	$-
Buildings and improvements	35,576,384	-	23,634,000	-
Total real estate, cost	43,542,384	-	29,250,000	-
Less accumulated depreciation and amortization	(631,748)	-	(157,937)	-
Total real estate, net	42,910,636	-	29,092,063	-
Investment in unconsolidated real estate joint venture	-	2,499,596	-	2,341,941
Cash and cash equivalents	1,260,174	136,863	666,714	186,863
Rents, other receivables and prepaid expenses	97,768	-	125,162	-
Deferred financing, net	1,478,738	70,846	1,102,802	43,509
Other assets	-	31,359	-	-

TOTAL ASSETS	$45,747,317	$2,738,664	$30,986,741	$2,572,313

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage payable	$35,943,829	$-	$23,400,000	$-
Note payable	3,479,477	3,212,498	2,778,389	2,754,520
Accounts payable and accrued liabilities	464,113	64,449	219,882	15,320
Due to affiliates	-	181,757	-	18,281
Total liabilities	39,887,419	3,458,704	26,398,271	2,788,121

Minority interest	6,180,237	-	4,492,039	-

Shareholders' equity
Preferred stock, $0.01 par value, 250,000,000 shares
authorized; none issued and outstanding
Common stock, $0.01 par value, 749,999,000 shares
authorized; 37,200 shares issued and outstanding	447	447	372	372
Nonvoting convertible stock, $0.01 par value per share;
1,000 shares authorized, issued and outstanding	10	10	10	10
Additional paid-in-capital, net of costs	216,406	195,781	336,481	222,731
Cumulative net loss	(537,203)	(916,278)	(120,432)	(438,921)
Total shareholder' equity	(320,339)	(720,040)	96,431	(215,808)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$45,747,317	$2,738,664	$30,986,741	$2,572,313

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (unaudited)

1A. RESTATEMENT (Continued)

	Statement of Operations
	For the Three Months Ended March 31, 2010
	As Originally Reported	Restated
Revenues
Rental revenue	$902,098	$-
Tenant reimbursements and other income	51,162	-
Total Revenues	953,260	-

Expenses
Property operating expenses	283,492	-
Property taxes and insurance	114,413	-
Management fees to affiliates	67,033	27,422
Acquisition costs to affiliates	-	56,525
General and administrative	26,809	74,221
Depreciation and amortization	491,325	-
Total expenses	983,072	158,168

Other operating activities
Equity in loss of unconsolidated joint venture	-	(269,050)

Operating loss	(29,812)	(427,219)

Other income (expense)
Interest income	-	87
Interest expense	(386,959)	(50,225)
Total other income(expense)	(386,959)	(50,138)

Loss before minority interest allocation	(416,771)	(477,357)

Loss allocated to minority interests	210,532	-

Net loss	$(206,239)	$(477,357)

Basic and diluted loss per share	$(5.34)	$(12.36)

Weighted average number of shares outstanding	38,617	38,617

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (unaudited)

1A. RESTATEMENT (Continued)
	Statement of Cash Flows
	For the Three Months Ended March 31, 2010
	As Originally Reported	Restated
Cash flows from operating activities
Net loss	$(206,239)	$(477,357)
Minority interest in net loss of consolidated entity	(210,532)	-
Equity in (earnings) loss of unconsolidated joint ventures	-	269,050
Distributions from unconsolidated real estate joint ventures	-	115,226
Depreciation and amortization	491,325	-
Share based compensation charge attributable to
directors stock compensation plan	-	23,125
Decrease/(increase) in other assets	27,394	(31,359)
Increase in deferred financing	(393,450)
Increase in due to affiliates		163,476
Increase in accounts payable	244,231	49,129

Net cash flow from operations	(47,271)	111,291

Cash Flows from Investing Activities
Purchase of real estate	(14,292,384)	-
Investment in unconsolidated reat estate joint venture	-	(541,931)
Net Cash Flows from Investing Activities	(14,292,384)	(541,931)

Cash Flows from Financing Activities
Proceeds from mortgages	12,543,829	-
Proceeds from notes payable	701,088	457,978
Minority interest contributions	1,688,198	-
Deferred financing costs		(27,337)
Issuance of common stock, net	-	-
Payment of deferred offering costs	-	(50,000)
Net Cash Flows from Financing Activities	14,933,115	380,641

Net change in cash and cash equivalents	593,460	(50,000)

Cash and cash equivalents at beginning of year	666,714	186,863

Cash and cash equivalents at end of period	$1,260,174	$136,863

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

We operate as an umbrella partnership REIT structure in which our wholly owned subsidiary, Bluerock Enhanced Multifamily Holdings, L.P., a Delaware limited partnership, or wholly owned subsidiaries of our operating partnership,  own’s substantially all of the property interests acquired on our behalf.

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

The balance sheet at December 31, 2009, has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  For further information refer to the financial statements and notes thereto included in our audited consolidated financial statements for the year ended December 31, 2009 contained in the Amended Annual Report on Form 10-K/A filed with the SEC on December 27, 2010.

Joint Ventures

We analyze our investments in joint ventures to determine if the joint venture is a variable interest entity (a“VIE”) and would require consolidation. We (a) evaluate the sufficiency of the total equity at risk, (b) review the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (c) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. We would consolidate a venture that is determined to be a VIE if we were the primary beneficiary. Beginning January 1, 2010, a new accounting standard became  effective and changed the method by which the primary beneficiary of a VIE is determined to a primarily qualitative approach whereby the variable interest holder, if any, has the power to direct the  VIE’s most significant activities is the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess the existence of a controlling financial interest under a voting interest model to determine whether the venture should be consolidated.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.  There are no restrictions on the use of our cash as of March 31, 2010.

Deferred Financing Costs

Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt. As of March 31, 2010 and December 31, 2009, our deferred financing costs were $70,846 and $43,509, respectively, net of amortization.

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of the Stock Compensation Topic of the FASB ASC. This topic established a fair value based method of accounting for stock-based compensation and requires the fair value of stock-based compensation awards to amortize as an expense over the vesting period and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes.  Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.  During the three months ended March 31, 2010, 2,500 shares of common stock were awarded to each of the three independent directors after their reelection to the board during the 2010 annual meeting of shareholders held March 15, 2010.

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Organization and Offering Costs

Our organization and offering costs (other than selling commissions and the dealer manager fee) are initially being paid by the advisor, the dealer manager or their affiliates on our behalf. These other organization and offering costs include all expenses to be paid by us in connection with our public offering, including but not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the escrow holder and transfer agent; (iii) charges of the advisor for administrative services related to the issuance of shares in the offering; (iv) reimbursement of the dealer manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (v) reimbursement to the advisor for costs in connection with preparing supplemental sales materials; (vi) the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers); (vii) reimbursement to the dealer manager for attendance and sponsorship fees and cost reimbursements for employees of the dealer manager to attend retail seminars conducted by broker-dealers; and (viii) in special cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the shares in the offering and the ownership of the shares by such broker-dealers’ customers. Pursuant to the advisory agreement and the Dealer Manager Agreement, we are obligated to reimburse the advisor, the dealer manager or their affiliates, as applicable, for organization and offering costs paid by them on our behalf , provided that the advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by us in the offering exceed 15% of gross offering proceeds

In the event the minimum number of shares of our common stock is not sold to the public, we will terminate the offering and will have no obligation to reimburse the advisor, the dealer manager or their affiliates for any organization and offering costs. As of March 31, 2010, the advisor has incurred on our behalf organization and offering costs of approximately $2.75 million. These costs are not recorded in our consolidated financial statements as of March 31, 2010 because such costs are not a liability of the Company until the minimum number of shares of the Company’s common stock is issued, and such costs will only become a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering. When recorded by us, organization costs will be expensed , and offering costs, which include selling commissions and dealer manager fees, will be charged  as a reduction to stockholders’ equity as such amounts are reimbursed to the advisor, the dealer manager or their affiliates from the gross proceeds of the offering.

Acquisition and Origination Fees

We pay the advisor an acquisition fee equal to 1.75% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. With respect to investments in and originations of loans, we pay an origination fee equal to 1.75% of the amount funded by us to acquire or originate mortgage, mezzanine, bridge or other loans, including any expenses related to such investments and any debt we use to fund the acquisition or origination of these loans. We do not pay  acquisition fees with respect to investments in loans. Fifty percent of the asset management fee will not be payable until stockholders have received distributions in an amount equal to at least a 6% per annum, cumulative non-compounded return on invested capital, at which time all amounts become due and payable.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Asset Management Fee

With respect to investments in real estate, we pay the advisor a monthly asset management fee equal to one-twelfth of 1% of the amount paid or allocated to acquire the investment excluding acquisition fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment.   Fifty percent of the asset management fee will not be paid until stockholders have received distributions in an amount equal to at least a 6% per annum, cumulative non-compounded return on invested capital, at which time all amounts become due and payable.

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

As of March 31, 2010 and December 31, 2009 we had 1,000 shares of convertible stock issued and outstanding.  The convertible stock is not included in the basic and dilutive loss per share calculation because the shares of convertible stock do not participate in earnings or losses and would currently not be convertible into any common shares, if converted.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Recently Issued Accounting Standards Updates

In June 2009, the FASB issued an amendment to the authoritative guidance on the consolidation of variable interest entities.  This guidance eliminates exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  This guidance also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its rights to receive benefits of an entity must be disregarded in evaluating whether an entity is a variable interest entity.  This guidance was applicable to us beginning January 1, 2010.  The adoption of this guidance did not have a material impact on our consolidated financial statements.

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

3.  RECENT ACQUISITIONS OF REAL ESTATE

During the three months ended March 31, 2010, we acquired an equity interest in the following property:

Property Name/ Location of Property	Acquisition Date	Land and Land Improvements	In Place Lease Intangible Asset	Building and Improvements	Total Purchase Price
The Reserve at Creekside Chattanooga, TN	03/31/2010	$1,679,0000	$370, 000	$12,201,000	$14,250,000

(1)	Total purchase price excludes acquisition fees and closing costs.

We invested $542,000 to acquire a 33.33% equity interest in BR Creekside Managing Member, LLC (the “Creekside Managing Member JV Entity”) through a wholly owned subsidiary of our operating partnership, BEMT Creekside, LLC (“BEMT Creekside”).  BEMT Co-Investor and BEMT Co-Investor II each invested $542,000 to acquire the remaining 66.66% interest in the Creekside Managing Member JV Entity.  BEMT Creekside, BEMT Co-Investor and BEMT Co-Investor II are co-managers of the Creekside

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (unaudited)

  3.  RECENT ACQUISITIONS OF REAL ESTATE - (Continued)

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

The Creekside Managing Member JV Entity contributed $1.483 million of equity capital to acquire a 68% equity interest in BR Hawthorne Creekside JV, LLC (the “Creekside JV Entity”) and acts as the manager of the Creekside JV Entity.  Hawthorne Springhouse, LLC (“Hawthorne”), an unaffiliated entity, invested $698,022 to acquire the remaining 32% interest in the Creekside JV Entity.  The Creekside JV Entity is the sole owner of BR Creekside, LLC, a special-purpose entity that holds title to the Creekside Property (“BR Creekside”).  Under the terms of the operating agreement of the Creekside JV Entity, major decisions with respect to the joint venture or the Creekside Property are made by the majority vote of an appointed management committee, which is controlled by the Creekside Managing Member JV Entity.  However, any decision with respect to the sale or refinancing of the Creekside Property requires the unanimous approval of the Creekside Managing Member JV Entity and Hawthorne.  Further, to the extent that the Creekside Managing Member JV Entity and Hawthorne are not able to agree on a major decision or at any time after March 31, 2013, either party may initiate a buy-sell proceeding.  Additionally, any time after March 31, 2013, either party may initiate a proceeding to force the sale of the Creekside Property to a third party, or, in the instance of the non-initiating party’s rejection of a sale, cause the non-initiating party to purchase the initiating party’s interest in the Creekside JV Entity.

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

4.  INVESTMENTS IN REAL ESTATE

As of March 31, 2010, our portfolio consists of two properties acquired through unconsolidated joint ventures.  The following table provides summary information regarding our investments.

Multifamily Community Name/Location	Approx. Rentable Square Footage	Number of Units	Date Acquired	Property Acquisition Cost(1)	Joint Venture Equity Investment Information		Approx. Annualized Base Rent
					Amount of Our Investment	Our Ownership Interest in Property Owner		Average Annual Effective Rent Per Unit	Approx. % Leased
Springhouse at Newport News/Newport News, Virginia	310,826	432	12/03/2009	$29.25 million	$2.05 million	37.5%	$4,153,000	$9,450	89%
The Reserve at Creekside Village/Chattanooga, Tennessee	211,632	192	03/31/2010	$14.25 million	$452,000	22.67%	$2,079,000	$9,831	97%
(1)	Contract purchase price excludes acquisition fees and closing costs.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (unaudited)

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

Our contribution into the managing member LLC was funded through a loan from an affiliate who is another investor in the managing member LLC, thus our equity investment is not at risk. Since unanimous approval is required by all members to direct the activities that most significantly impact the managing member LLC’s economic performance, the holder of the equity investment at risk lacks that power and thus we concluded that the managing member LLC entities are VIE’s.  We are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact the economic performance of the managing member LLC and would not be considered to be the investor that is most closely associated with the entity among the related party investors.  As a result, our investments are reflected as investments in unconsolidated joint ventures under the equity method of accounting

The carrying amount of our investments in unconsolidated joint ventures was $2.5 million and $2.34 million as of March 31, 2010 and December 31, 2009, respectively.  Summary unaudited financial information for the operating properties as of March 31, 2010 and for the three months ended March 31, 2010 is as follows.

Balance Sheet Data:
Real Estate, net of depreciation	$42,733,000
Other assets	1,329,000
Total assets	$44,062,000

Mortgage payable	$35,944,000
Other current liabilities	642,000
Total liabilities	$36,586,000
Stockholders’ equity	7,476,000
Total liabilities and stockholders’ equity	$44,062,000
Results of operations (1)
Rental revenues	$943,300
Operating expenses	452,700
Net operating income	490,600
Acquisition fees	(183,500)
Depreciation and amortization	(640,000)
Mortgage Interest	(331,100)
Net loss	$(664,000)

(1)	Creekside was acquired as of March 31, 2010. As a result there were no rental revenues or operating expenses recorded for the period.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (unaudited)

5.  EQUITY METHOD INVESTMENTS – (Continued)

As discussed above, the investments in Springhouse and Creekside are considered VIEs and we are not the primary beneficiary.  These investments are accounted for as equity method investments and are included in the caption Investments in unconsolidated real estate joint ventures on the consolidated balance sheet.  The risks and rewards associated with our interest in these entities are based primarily on our ownership percentage.  Our maximum exposure to loss is equal to our investment balance which is approximately $2.5 million as of March 31, 2010.

6.  NOTES PAYABLE

Note Payable

In connection with our investment in the Springhouse joint venture, on December 3, 2009, BEMT Springhouse LLC, a wholly owned subsidiary of our operating partnership (“BEMT Springhouse”), entered into a loan agreement with Bluerock Special Opportunity + Income Fund (BEMT Co-Investor) pursuant to which BEMT Springhouse borrowed $2.8 million (the “BEMT Co-Investor Loan”).  The BEMT Co-Investor Loan initially had a six-month term, maturing June 3, 2010, which was subsequently extended to December 3, 2010 and again to June 3, 2011.  A partial repayment in the amount of $1.1 million was made on June 23, 2010. It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. As of March 1, 2010, the interest rate on the BEMT Co-Investor Loan was 7.00%. Interest on the loan will be paid on a current basis from cash flow distributed to us from BR Springhouse Managing Member, LLC (the “Springhouse Managing Member JV Entity”). The BEMT Co-Investor Loan is secured by a pledge of our indirect membership interest in BEMT Springhouse and a pledge of BEMT Springhouse’s membership interest in the Springhouse Managing Member JV Entity.

In connection with our investment in the Creekside joint venture, on March 31, 2010, BEMT Creekside LLC, a wholly owned subsidiary of our operating partnership (“BEMT Creekside”) entered into a loan agreement with Bluerock Special Opportunity + Income Fund II, LLC (“BEMT Co-Investor II”) pursuant to which it was authorized to borrow up to $1.1 million (the “BEMT Co-Investor II Creekside Loan”), with respect to which BEMT Co-Investor II has advanced $457,000 in connection with closing.  The BEMT Co-Investor II Creekside Loan had a six-month term, maturing September 30, 2010, and could be prepaid without penalty.  It bore interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. As of March 1, 2010, the interest rate on the BEMT Co-Investor II Creekside Loan was 7.00%.  The BEMT Co-Investor II Creekside Loan was secured by a pledge of our membership interest in BEMT Creekside and a pledge of BEMT Creekside’s membership interest in the Creekside Managing Member JV Entity.  The loan plus accrued interest was paid in full on September 28, 2010.

We expect to repay the Springhouse note upon maturity with the proceeds to be raised from the Initial Public Offering.  If we are unable to repay the principal amount upon maturity, we will seek to extend the loan or refinance.  If we cannot repay or refinance the note, then we will lose our interest in the Springhouse joint venture.

7.  FAIR VALUE DISCLOSURE

As of March 31, 2010, we believe the carrying values of cash and cash equivalents and receivables and payables from affiliates approximate their fair values based on their highly-liquid nature and/or short-term maturities, including prepayment options.  As of March 31, 2010 and December 31, 2009, we had no significant assets or liabilities measured at fair value on a recurring or nonrecurring basis.  We estimate fair values for financial instruments based on interest rates with similar terms and remaining maturities that management believes we could obtain.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (unaudited)

8.  RELATED PARTY TRANSACTIONS

In connection with our investment in the Springhouse and Creekside properties, we entered into loan agreements with BEMT Co-Investor and BEMT Co-Investor II, the terms of which are described above in Note 6 (Notes Payable).

As of March 31, 2010, approximately $2.75 of organizational and offering costs have been incurred on our behalf. These costs are not recorded in its consolidated financial statements because such costs are not our liability until the subscriptions for the minimum number of shares are received and accepted by us. Once we sell the minimum number of shares such costs will only become a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering.  When recorded by us, organizational and offering costs will be expensed as incurred, and third-party offering costs will be deferred and charged to shareholders’ equity as such amounts are reimbursed to the advisor or its affiliates from the gross proceeds of the offering.

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

The advisor will also receive a financing fee equal to 1% of the amount, under any loan or line of credit, made available to us. The advisor may re-allow some or all of this fee to reimburse third parties with whom it may subcontract to procure such financing for us. In addition, to the extent the advisor provides a substantial amount of services in connection with the disposition of one or more of our properties or investments (except for securities that are traded on a national securities exchange), the advisor will receive fees equal to the lesser of (A) 1.5% of the sales price of each property or other investment sold or (B) 50% of the selling commission that would have been paid to a third-party broker in connection with such a disposition. In no event may disposition fees paid to the advisor or its affiliates and unaffiliated third parties exceed in the aggregate 6% of the contract sales price. In addition to the fees payable to the advisor, we will reimburse the advisor for all reasonable and incurred expenses in connection with services provided to us, subject to the limitation that we will not reimburse any amount that would cause our total operating expenses at the end of four preceding fiscal quarters to exceed the greater of 2% of our average invested assets or 25% of our net income determined (1) without reductions for any

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (unaudited)

8.  RELATED PARTY TRANSACTIONS (Continued)

additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period unless a majority of our independent directors has determined such expenses were justified based on unusual and non-recurring factors. If such excess expenses are not approved by a majority of our independent directors, our advisor must reimburse us at the end of the four fiscal quarters the amount by which the aggregate expenses during the period paid or incurred by us exceed the limitations provided above.  We will not reimburse the advisor for personnel costs in connection with services for which the advisor receives acquisition, origination or disposition fees.  As of March 31, 2010 approximately $615,000 of operating expenses have been incurred on our behalf.  Due to the limitations discussed above we have recorded approximately $51,000 of that amount that could be reimbursed to our advisor

We have issued 1,000 shares of convertible stock, par value $0.01 per share to our advisor. The convertible stock will convert to shares of common stock if and when: (A) we have made total distributions on the then outstanding shares of our common stock equal to the original issue price of those shares plus an 8% cumulative, non-compounded, annual return on the original issue price of those shares or (B) subject to specified conditions, we list our common stock for trading on a national securities exchange. A “listing” will be deemed to have occurred on the effective date of any merger of the Company in which the consideration received by the holders of our common stock is the securities of another issuer that are listed on a national securities exchange. Upon conversion, each share of convertible stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the excess of (1) our “enterprise value” (as defined in our charter) plus the aggregate value of distributions paid to date on the outstanding shares of our common stock over the (2) aggregate purchase price paid by the stockholders for those shares plus an 8% cumulative, non-compounded, annual return on the original issue price of those shares, divided by (B) our enterprise value divided by the number of outstanding shares of common stock, in each case calculated as of the date of the conversion. In the event an event triggering the conversion occurs after the advisory agreement with the advisor is not renewed or terminates (other than because of a material breach by the advisor), the number of shares of common stock the advisor will receive upon conversion will be prorated to account for the period of time the advisory agreement was in force.

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

Pursuant to the terms of the advisory agreement, summarized below are the related-party costs incurred by us for the three months ended March 31, 2010, and any related amounts payable as of March 31, 2010:

	Incurred	Payable as of
	Three Months Ended March 31, 2010	March 31, 2010
Asset Management Fees	$27,422	$36,563
Acquisitions Fees	56,525	56,525
Financing Fees	28,433	28,433
Operating Expense Reimbursement	51,096	60,236
	$163,476	$181,757

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (unaudited)

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

Share Repurchase Plan

Our board of directors has approved a share repurchase plan. The share repurchase plan allows for share repurchases by us when certain criteria are met.

Stock-based Compensation for Independent Directors

Our independent directors received an automatic grant of 5,000 shares of restricted stock on the effective date of the Initial Public Offering and will receive an automatic grant of 2,500 shares of restricted stock when such directors are reelected at each annual meeting of our stockholders thereafter. Each person who thereafter is elected or appointed as an independent director will receive an automatic grant of 5,000 shares of restricted stock on the date such person is first elected as an independent director and an automatic grant of 2,500 shares of restricted stock when such director is reelected at each annual meeting of our stockholders thereafter. To the extent allowed by applicable law, the independent directors will not be required to pay any purchase price for these grants of restricted stock. The restricted stock will vest 20% at the time of the grant and 20% on each anniversary thereafter over four years from the date of the grant. All restricted stock may receive distributions, whether vested or unvested. The value of the restricted stock to be granted is not determinable until the date of grant. As of March 31, 2010, 7,500 shares of restricted stock has been granted to each of the three independent directors.

A summary of the status of our non-vested shares as of March 31, 2010, and changes during the three months ended March 31, 2010, is presented below:

		Weighted
		average
		grant-date
Nonvested shares	Shares	fair value
Balance at January 1, 2010	11,375	$113,750
Granted	7,500	75,000
Vested	(2,313)	(23,125)
Forfeited	—	—
Balance at March 31, 2010	16,562	$165,625

At March 31, 2010, there was $165,625 of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a period of four years. The total fair value of shares vested during the three months ended March 31, 2010 was $23,125.

We currently use authorized and unissued shares to satisfy share award exercises.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (unaudited)

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

11.  SUBSEQUENT EVENTS

On April 9, 2010, through a wholly owned subsidiary of our operating partnership, we invested $1.5 million in a joint venture to acquire a 16.25% indirect equity interest in 258-unit class A multifamily community located in Chapel Hill, North Carolina for approximately $37 million, plus closing costs.

On May 20, 2010 we had raised the initial minimum offering amount of $2,500,000 sufficient to break escrow, and all investors to date had been admitted as stockholders.

On September 1, 2010, through a wholly owned subsidiary of our operating partnership, we invested $1.9 million in a joint venture to acquire a 25% equity interest in a 240-unit multifamily community known as St. Andrews Apartments located in Augusta, Georgia for approximately $24.95 million, plus closing costs.

On September 30, 2010, through a wholly owned subsidiary of our operating partnership, we invested $1.3 million in a joint to acquire a 12.5% equity interest in a 201 unit multifamily community known as The Gardens at Hillsboro Village located in Nashville, Tennessee for approximately $31.6 million, plus closing costs.

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (unaudited)

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

Forward-Looking Statements

Certain statements included in this quarterly report on Form 10-Q/A are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Bluerock Enhanced Multifamily Trust, Inc., and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

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

•
During the early stages of our operations until the proceeds of our public offering are invested in real estate and real estate-related investments, we expect to fund distributions from the un-invested proceeds of our public offering and borrowings. Thereafter, we may pay distributions from un-invested proceeds of our public offering, borrowings and the sale of assets to the extent distributions exceed our earnings or cash flows from operations.

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (unaudited)

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

Results of Operations

Three months ended March 31, 2010

Our results of operations as of March 31, 2010 are not indicative of those expected in future periods as we were in our organizational and development stage and had not commenced business operations until the purchase of our first asset on December 3, 2009.  As of March 31, 2010 we had not yet broken escrow with respect to the Initial Public Offering.  Through related party loan transactions, as of March 31, 2010, we had acquired ownership interests in two joint ventures as detailed in the above Note 4 (Investments in Real Estate.)  In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

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

Management fees to affiliates were approximately $27,000 and represent the asset management fee due, but unpaid, to the advisor.

Acquisition costs to affiliates were approximately $56,000 as a result of the Creekside purchase.

General and administrative expenses were approximately $74,000 and include allowable operating expenses up to the 2% of average invested assets threshold.

Interest expense was approximately $50,000 and was related to the affiliate loans for the joint venture investments.

Equity in loss of unconsolidated joint venture was approximately $269,000 and represents our ownership share of net loss from our real estate investments as detailed in Note 5 (Equity Method Investments).

Our organization and offering costs are initially being paid by our advisor, the dealer manager and their affiliates on our behalf. These organization and offering costs include all expenses (other than selling commissions and the dealer manager fee) to be paid by us in connection with our initial public offering, including but not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the escrow holder; (iii) reimbursement of the dealer manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (iv) reimbursement to the advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by us (including the travel, meal and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the dealer manager for travel, meals, lodging and attendance fees incurred by employees of the dealer manager to attend retail seminars conducted by broker-dealers. Our advisor and its affiliates have incurred on our behalf organization and offering costs of approximately $2.75 million through March 31, 2010. These costs are not recorded in our consolidated financial statements because such costs are not a liability to us until we sell the minimum number of shares, and once we sell the minimum number of shares such costs will only become a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (unaudited)

Liquidity and Capital Resources

We are offering a maximum of $1,000,000,000 in shares and a minimum of $2,500,000 in shares of our common stock in our primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers.  We also are offering up to $285,000,000 in shares pursuant to our distribution reinvestment plan at $9.50 per share.  We commenced our offering on October 15, 2009 and as of May 7, 2010 we had not yet reached the minimum offering amount and broken escrow in our public offering.

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

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of the cost of our assets unless a majority of our independent directors approves the borrowing. Our charter also requires that we disclose the justification for any borrowings in excess of the 75% leverage guideline in the next quarterly report. Our independent directors approved the borrowing of up to approximately $4.6 million to purchase the Springhouse and Creekside properties resulting in a leverage ratio in excess of the 75% guideline. The independent directors determined that the excess leverage was justified for the following reasons:

 • the loans enabled us to purchase the property and earn rental income more quickly;

 • the property acquisitions are likely to increase the net offering proceeds from our initial public offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital;

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (unaudited)

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

Acquisition expense.  In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management's investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Acquisition costs related to business combinations are to be expensed. We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management's analysis of the investing and operating performance of our properties. Acquisition expenses include those incurred with the Advisor or third parties. The following table presents our calculation of FFO and MFFO for the three months ended March 31, 2010:

Net loss	$(477,357)
Add:
Pro rata share of unconsolidated JV depreciation and amortization (1)	239,842

FFO	$(237,515)
Add:
Pro rata share of unconsolidated JV acquisition costs (1)	89,104
Acquisition costs per income statement	56,525
MFFO	$(91,886)
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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (unaudited)

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

Off Balance Sheet Arrangements

Investments in Unconsolidated Joint Ventures

We have a 37.5% equity interest and a 22.67% equity interest in unconsolidated joint ventures that own and operate rental properties.  Our unconsolidated subsidiaries are primarily engaged in the management and operation of multifamily real estate properties.  The equity method of accounting (see Critical Accounting Policies) is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet. Total assets of our unconsolidated subsidiaries were $44.0 million as of March 31, 2010.

Subsequent Events

On April 9, 2010, through a wholly owned subsidiary, we completed an investment in a joint venture along with BEMT Co-Investor, BEMT Co-Investor II, both of which are affiliates of our sponsor, and Bell Partners, Inc. (“Bell”), an unaffiliated entity, to acquire a 258-unit multifamily community known as The Apartments at Meadowmont (the “Meadowmont Property”), located in Chapel Hill, North Carolina from Meadowmont Apartments Associates, LLC, an unaffiliated entity.  BEMT Meadowmont, LLC (“BEMT Meadowmont”), a wholly owned subsidiary of our operating partnership will have a 25% indirect equity interest in the Meadowmont property.  Our equity capital investment in BEMT Meadowmont will be funded by an up to $2.6 million related party loan from BEMT Co-Investor II. The related party loan will have a six-month term with an interest rate of 30-day LIBOR plus 5.00% subject to a 7% floor. The aggregate purchase price for the Meadowmont property is approximately $37 million, plus closing costs funded with approximately $9.65 million of gross equity from the joint venture entity and a $28.5 million senior mortgage loan made to the joint venture by CW Capital LLC to be subsequently sold to the Federal Home Loan Mortgage Corporation.  The loan has a ten year term with a 5.5% interest rate.

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010 (unaudited)

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2010 due to material weakness in financial reporting discussed below, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

On November 11, 2010, our audit committee met and, in consultation with and upon management’s recommendation, determined that the financial statements included in our previously issued Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010 should no longer be relied upon because of the adjustments to the Company's accounting policies discussed above.  We are restating our unaudited interim financial statements for the three months ended March 31, 2010 in this Quarterly Report on Form 10-Q/A and are currently preparing amended Quarterly Reports on Form 10-Q/A to restate the unaudited interim financial statements for the period ended June 30, 2010 as well as amended Current Reports on Form 8-K/A to restate the proforma financial information filed on February 18, 2010, June 16, 2010 and June 25, 2010. In addition we are restating our audited financial statements for the year ended December 31, 2009 in our Annual Report on Form 10-K/A.

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
We may not sell any shares in our offering until we have raised gross offering proceeds of $2.5 million from persons who are not affiliated with us or the Advisor.  As of March 31, 2010, we had not yet reached the minimum offering amount and accordingly had not sold any shares in our public offering.  In addition, our organization and offering costs are initially being paid by the Advisor on our behalf and will not become a liability to us until we reach the minimum offering and break escrow in our public offering.

Unregistered Sales of Equity Securities

On March 15, 2010, each of our non-employee directors received an automatic grant of 2,500 shares of restricted common stock upon their reelection to the board of directors at our annual meeting.   All such shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

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

As of March 31, 2010, we had not repurchased any shares under our share redemption program because we had not yet sold any shares in our public offering.
Item 6. Exhibits

Ex. Description
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

       /s/ Jerold E. Novack
DATE: January 19, 2011                                                                                     Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)