Form 10-Q/A
period 2010-06-30
Bluerock Enhanced Multifamily Trust, Inc.
filed 2011-01-19
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q/A

(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

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

As of August 3, 2010 the Registrant has issued 490,324 shares of common stock outstanding.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

FORM 10-Q/A

June 30, 2010

 INDEX

Explanatory note

Explanatory Note

In conjunction with our engagement of a new registered public accounting firm on August 23, 2010, our management reviewed the accounting policies adopted under financial accounting guidance and evaluated our related agreements.  Based on its review, our management determined that certain adjustments to our accounting methods regarding business combinations and investments in unconsolidated entities are necessary.  Accordingly, this Amendment is being filed to amend and restate Part I, Items 1, 2 and 4(T) of our Quarterly Report on Form 10-Q for the Six Months Ended June 30, 2010, originally filed on August 13, 2010, which are affected by this change in accounting methods.  In addition we are amending and restating Part II, Item 2 to provide additional information regarding the use of proceeds from sales of registered securities and unregistered sales of equity securities.  Except as otherwise expressly noted herein, this Amendment does not reflect events occurring after the filing of our original Form 10-Q on August 13, 2010.  Accordingly, this Amendment should be read in conjunction with our original Quarterly Report on Form 10-Q.

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED BALANCE SHEETS - RESTATED (1)

	June 30, 2010 (Unaudited)	December 31, 2009
ASSETS

Investments in unconsolidated real estate joint ventures	$3,602,142	$2,341,941
Cash and cash equivalents	641,450	186,863
Deferred financing, net	92,123	43,509
Other assets	70,403	-
TOTAL ASSETS	$4,406,118	$2,572,313

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable to affiliates	$2,306,860	$2,754,520
Accounts payable and accrued liabilities	50,463	15,320
Due to affiliates	460,207	18,281
Distributions payable	12,632	-

Total liabilities	2,830,162	2,788,121

Redeemable common stock	10,891

Stockholders' equity
Preferred stock, $0.01 par value, 250,000,000 shares
authorized; none issued and outstanding
Common stock, $0.01 par value, 749,999,000 shares authorized;
407,404 and 37,200 shares issued and outstanding as of
June 30,2010 and December 31, 2009, respectively	4,074	372
Nonvoting convertible stock, $0.01 par value per share;
1,000 shares authorized, issued and outstanding	10	10
Additional paid-in-capital, net of costs	3,194,486	222,731

Cumulative distributions and net losses	(1,633,505)	(438,921)

Total stockholders' equity	1,565,065	(215,808)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,406,118	$2,572,313

(1) Amounts have been restated, see footnote 1A for additional information
See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS - RESTATED (1)

	Three Months Ended	Six Months Ended
	June 30, 2010
Expenses
Asset management fees to affiliates	$50,528	$77,950
Acquisition costs to affiliates	105,219	161,744
General and administrative	111,703	185,924

Total expenses	267,450	425,618

Other operating activities
Equity in loss of unconsolidated joint ventures	(347,302)	(616,352)

Operating loss	(614,752)	(1,041,970)

Other income (expense)
Interest income	43	130
Interest expense	(74,863)	(125,088)
Total other income (expense)	(74,820)	(124,958)

Net loss	$(689,571)	$(1,166,928)

Basic and diluted loss per share	$(4.13)	$(12.12)

Weighted average number of shares outstanding	167,336	96,410

(1) Amounts have been restated, see footnote 1A for additional information
See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - RESTATED (1)
For the Year Ended December 31, 2009 and the Six Months Ended June 30, 2010 (unaudited)

	Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Cumulative Distributions	Net loss	Total Stockholders' Equity
Balance, January 1, 2009	1,000	$10	22,200	$222	$200,769	$-	$-	$201,001
Issuance of restricted stock, net			15,000	150	36,100			36,250
Deferred offering costs					(14,138)			(14,138)
Net Loss							(438,921)	(438,921)
Balance, December 31, 2009	1,000	10	37,200	372	222,731	-	(438,921)	(215,808)

Issuance of restricted stock, net			7,500	75	34,300			34,375
Issuance of common stock, net			362,704	3,627	2,948,346			2,951,973
Transfers to redeemable common stock					(10,891)			(10,891)
Distributions declared						(27,656)		(27,656)
Net loss							(1,166,928)	(1,166,928)

Balance, June 30, 2010	1,000	$10	407,404	$4,074	$3,194,486	$(27,656)	$(1,605,849)	$1,565,065

(1) Amounts have been restated, see footnote 1A for additional information
See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS - RESTATED
For the Six Months Ended June 30, 2010

Cash flows from operating activities
Net loss		$ (1,166,928)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of deferred financing costs	2,976
Equity in loss of unconsolidated joint ventures	616,352
Distributions from unconsolidated real estate joint ventures	186,898
Share based compensation charge attributable to
director's stock compensation plan	34,375
Increase in other assets	(70,403)
Increase in due to affiliates	441,926
Increase in accounts payable	35,143
Net cash flow provided by operations		80,339

Cash Flows from Investing Activities
Investment in unconsolidated real estate joint venture	(2,063,451)

Net Cash Flows used in Investing Activities		(2,063,451)

Cash Flows from Financing Activities
Distributions on common stock	(4,132)
Proceeds from notes payable	1,999,063
Repayment on notes payable	(2,446,724)
Deferred financing costs	(51,590)
Issuance of common stock, net	2,941,082

Net Cash Flows from Financing Activities		2,437,699

Net change in cash and cash equivalents		454,587

Cash and cash equivalents at beginning of year		186,863

Cash and cash equivalents at end of period		$ 641,450

Supplemental Disclosure of Cash Flow Information:
Interest Paid		$ 127,315

Supplemental Disclosure of Noncash Transactions:
Distributions paid to common stockholders through common stock
issuances pursuant to the dividend reinvestment plan		$ 10,891

(1) Amounts have been restated, see footnote 1A for additional information
See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (unaudited)

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

On August 22, 2008, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of our common stock in our primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers and up to $285,000,000 in shares pursuant to our distribution reinvestment plan at $9.50 per share (our “Initial Public Offering”).  The SEC declared our registration statement effective on October 15, 2009 and we have retained Select Capital Corporation to serve as the dealer manager of the Initial Public Offering.  The dealer manager is responsible for marketing our shares in the initial public offering.  As of May 20, 2010, we had received gross offering proceeds sufficient to satisfy the minimum offering amount for the Initial Public Offering.  Accordingly, we broke escrow with respect to subscriptions received from all states in which our shares are currently being offered.  As of June 30, 2010 we had accepted aggregate gross offering proceeds of $3,557,097.

We intend to use substantially all of the net proceeds from the Initial Public Offering to invest in a diverse portfolio of real estate and real estate-related assets.  As of June 30, 2010 we own, through joint venture partnerships, three multifamily real estate properties discussed in detail in Note 4 (Investments in Real Estate).

1A. RESTATEMENT

This amendment to our Quarterly Report on Form 10-Q filed on August 13, 2010 is filed to reflect restatements of our Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 and our Consolidated Statement of Operations, Stockholders’ Equity and Statement of Cash Flows for the Six Months Ended June 30, 2010, and the related notes thereto, as a result of management’s review of our accounting methods regarding business combinations and investments in unconsolidated joint ventures.

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (unaudited)

The tables below present the impact of the restatement on our Consolidated Balance Sheets, Statement of Operations and Statement of Cash Flows:.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (unaudited)

	Balance Sheet		Balance Sheet
	As of June 30, 2010		As of December 31, 2009
	As Originally Reported	Restated	As Originally Reported	Restated

ASSETS
Real Estate:
Land	$7,966,000	$-	$5,616,000	$-
Buildings and improvements	35,576,384	-	23,634,000	-
Total real estate, cost	43,542,384	-	29,250,000	-
Less accumulated depreciation and amortization	(631,748)	-	(157,937)	-
Total real estate, net	42,910,636	-	29,092,063	-
Investment in unconsolidated real estate joint venture		3,602,142		2,341,941
Cash and cash equivalents	1,260,174	641,450	666,714	186,863
Rents, other receivables and prepaid expenses	97,768	-	125,162	-
Deferred financing, net	1,478,738	92,123	1,102,802	43,509
Other assets	-	70,403	-	-
TOTAL ASSETS	$45,747,317	$4,406,118	$30,986,741	$2,572,313

LIABILITIES AND SHAREHOLDERS' EQUITY
Mortgage payable	$35,943,829	$-	$23,400,000	$-
Note payable	3,479,477	2,306,860	2,778,389	2,754,520
Accounts payable and accrued liabilities	464,113	50,463	219,882	15,320
Due to affiliates	-	460,207	-	18,281
Distributions payable		12,632
Other liabilities
Total liabilities	39,887,419	2,830,162	26,398,271	2,788,121

Minority interest	6,180,237	-	4,492,039	-
Redeemable common stock	-	10,891	-	-
Shareholders' equity
Preferred stock, $0.01 par value, 250,000,000 shares
authorized; none issued and outstanding
Common stock, $0.01 par value, 749,999,000 shares
authorized; 37,200 shares issued and outstanding	447	4,074	372	372
Nonvoting convertible stock, $0.01 par value per share;
1,000 shares authorized, issued and outstanding	10	10	10	10
Additional paid-in-capital, net of costs	411,406	3,194,486	336,481	222,731
Deferred compensation - incentive shares	(195,000)		(120,000)
Cumulative net loss	(537,203)	(1,633,505)	(120,432)	(438,921)
Total shareholder' equity	(320,339)	1,565,065	96,431	(215,808)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$45,747,317	$4,406,118	$30,986,741	$2,572,313

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (unaudited)

	Statement of Operations		Statement of Operations
	For the Three Months Ended June 30, 2010		For the Six Months Ended June 30, 2010
	As Originally Reported	Restated	As Originally Reported	Restated
Revenues
Rental revenue	$2,218,246	$-	$3,120,344	$-
Tenant reimbursements and other income	101,015	-	152,177
Total Revenues	2,319,261	-	3,272,521	-

Expenses
Property operating expenses	511,057	-	794,549
Property taxes and insurance	273,295	-	387,708
Asset Management fees to affiliates	110,381	50,528	177,414	77,950
Acquisition costs to affiliates	576,126	105,219	576,126	161,744
General and administrative	116,382	111,706	143,191	185,924
Depreciation and amortization	1,637,365	-	2,128,690	-
Total expenses	3,224,606	267,453	4,207,678	425,618

Other operating activities
Equity in loss of unconsolidated joint ventures	-	(347,302)	-	(616,352)

Operating income (loss)	(905,345)	(614,755)	(935,157)	(1,041,970)

Other income (expense)
Interest income	-	43		130
Interest expense	(908,429)	(74,863)	(1,295,388)	(125,088)
Total other income(expense)	(908,429)	(74,820)	(1,295,388)	(124,958)

Loss before minority interest allocation	(1,813,774)	(689,575)	(2,230,545)	(1,166,928)

Loss allocated to minority interests	1,118,353	-	1,328,885	-

Net loss	$(695,421)	$(689,575)	$(901,660)	$(1,166,928)

Basic and diluted loss per share	$(3.75)	$(4.13)	$(8.05)	$(12.12)

Weighted average number of shares outstanding	185,336	167,336	111,977	96,410

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (unaudited)

	Statement of Cash Flows
	For the Six Months Ended June 30, 2010
	As Originally Reported	Restated
Cash flows from operating activities
Net loss	$(901,660)	$(1,166,928)
Minority interest in net loss of consolidated entity	(1,328,885)	-
Equity in (earnings) loss of unconsolidated joint ventures	-	616,352
Distributions from unconsolidated real estate joint ventures	-	186,898
Depreciation and amortization	2,128,690	2,976
Share based compensation charge attributable to
directors stock compensation plan	-	34,375
Decrease/(increase) in other assets	(37,543)	(70,403)
Increase in accounts payable	1,026,830	35,143
Increase in due to affiliates		441,926
Net cash flow from operations	887,432	80,339

Cash Flows from Investing Activities
Purchase of real estate	(51,459,141)	-
Escrow deposits	(1,192,262)	-
Investment in unconsolidated reat estate joint venture	-	(2,063,451)
Net Cash Flows from Investing Activities	(52,651,403)	(2,063,451)

Cash Flows from Financing Activities
Distributions on common stock	(27,603)	(4,132)
Distributions to cnoncontrolling interests	(315,857)	-
Proceeds from mortgages	41,043,829	-
Proceeds from notes payable	2,511,258	1,999,063
Repayments on notes payable	(2,557,131)	(2,446,724)
Noncontolling interest contributions	9,883,991	-
Increase in deferred financing costs	(680,343)	(51,590)
Issuance of common stock, net	2,686,525	2,941,082
Net Cash Flows from Financing Activities	52,544,669	2,437,699

Net change in cash and cash equivalents	780,698	454,587

Cash and cash equivalents at beginning of year	453,203	186,863

Cash and cash equivalents at end of period	$1,233,901	$641,450

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (unaudited)

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

Interim Financial Information

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading.  In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the Six Months Ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (unaudited)

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.  There are no restrictions on the use of our cash as of June 30, 2010.

Deferred Financing Costs

Deferred financing fees are recorded at cost and are amortized to interest expense using a straight-line method that approximates the effective interest method over the life of the related debt. As of June 30, 2010 and December 31, 2009, our deferred financing costs were $92,123 and $43,509, respectively, net of amortization.

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of the Stock Compensation Topic of the FASB ASC. This topic established a fair value based method of accounting for stock-based compensation and requires the fair value of stock-based compensation awards to amortize as an expense over the vesting period and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes.  Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.  During the Six Months Ended June 30, 2010, 2,500 shares of common stock were awarded to each of the three independent directors after their reelection to the board during the 2010 annual meeting of shareholders held March 15, 2010.

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Concentration of Credit Risk

We invest our cash and cash equivalents among several banking institutions and money market accounts in an attempt to minimize exposure to any one of these entities.  We regularly monitor the financial stability of these financial institutions and believe that we are not exposed to any significant credit risk in cash and cash equivalents.

Organization and Offering Costs

Our organization and offering costs (other than selling commissions and the dealer manager fee) are initially being paid by the advisor, the dealer manager or their affiliates on our behalf. These other organization and offering costs include all expenses to be paid by us in connection with our public offering, including but not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the escrow holder and transfer agent; (iii) charges of the advisor for administrative services related to the issuance of shares in the offering; (iv) reimbursement of the dealer manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (v) reimbursement to the advisor for costs in connection with preparing supplemental sales materials; (vi) the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers); (vii) reimbursement to the dealer manager for attendance and sponsorship fees and cost reimbursements for employees of the dealer manager to attend retail seminars conducted by broker-dealers; and (viii) in special cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the shares in the offering and the ownership of the shares by such broker-dealers’ customers. Pursuant to the advisory agreement and the Dealer Manager Agreement, we are obligated to reimburse the advisor, the dealer manager or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by us in the offering exceed 15% of gross offering proceeds

As of June 30, 2010 and December 31, 2009, the advisor has incurred on our behalf organization and offering costs of approximately $2.8 million and $2.4 million, respectively.  We met the minimum number of shares in our Initial Public Offering on May 20, 2010 and the costs paid by the advisor on our behalf became a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering cots do not exceed 15% of the gross proceeds of the Initial Public Offering.  As of June 30, 2010, we had recognized organization and offering costs other than selling commissions and dealer manager fees – see below of $379,447.  No organization and offering costs were recognized as of December 31, 2009 as the minimum number of shares of our common stock had not been issued.  When recorded by us, organization costs were expensed and offering costs, which include selling commissions and dealer manager fees, are charged to stockholders’ equity.

Selling Commissions and Dealer Manager Fees

We pay the dealer manager up to 7% and 2.6% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid with respect to certain volume discount sales. No sales commission or dealer manager fee is paid with respect to shares issued through the dividend reinvestment plan. The dealer manager reallows 100% of sales commissions earned to participating broker-dealers. The dealer manager may reallow to any participating broker-dealer up to 1% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee and, in special cases, the dealer manager may increase the reallowance. As of June 30, 2010, the Company had incurred approximately $301,000 of selling commissions and dealer manager fees; the Company had incurred no selling commissions and dealer manager fees as of December 31, 2009 as the minimum number of shares of our common stock had not been issued

Acquisition and Origination Fees

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Independent Director Compensation

We pay each of our independent directors an annual retainer of $25,000. In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,000 for each committee meeting attended, (iii) $1,000 for each teleconference board meeting attended, and (iv) $1,000 for each teleconference committee meeting attended.  All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors. In addition 5,000 shares of restricted stock were granted upon election to the board and 2,500 shares of restricted stock will be granted annually upon re-election to the board. Director compensation is an operating expense to us that is subject to the operating expense reimbursement obligation of the advisor discussed in Note 7, “Related Party Transactions.”

Income Taxes

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and intend to operate as such commencing with the taxable year ended December 31, 2010.  We expect to have little or no taxable income prior to electing REIT status.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

The following table reconciles the components of basic and diluted net loss per common share:

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Net loss	$(689,571)	$(1,166,928)
Dividends on restricted stock expected to vest	(1,415)	(1,415)
Basic net loss attributable to common shareholders	$(690,986)	$(1,168,343
Weighted average number of common shares outstanding	167,336	96,410
Potential dilutive shares (1)	-	-
Weighted average number of common shares outstanding and potential dilutive shares	167,336	96,410
(1) Excludes 15,567 and 18,000 shares related to non-vested restricted stock for the three and six months ended June 30, 2010, respectively.  Also excludes any dilution related to the 1,000 shares of convertible stock as the conversion would be anti-dilutive and currently there would be no conversion into common

As of June 30, 2010 and December 31, 2009 we had 1,000 shares of convertible stock issued and outstanding.  The convertible stock is not included in the basic and dilutive loss per share calculation because the shares of convertible stock do not participate in earnings or losses and would currently not be convertible into any common shares, if converted.

Reportable Segment

Our current business consists of investing in and operating multifamily communities. Substantially all of our consolidated net loss is from investments in real estate properties that we own through Co-Investment Venture which we account for under the equity method of accounting.  We internally evaluate operating performance on an individual property level and view our real estate assets as one industry segment, and, accordingly, our properties will be aggregated into one reportable segment.

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

•
During any calendar year, the share redemption program limits the number of shares we may redeem to those that  we could purchase with the amount of the net proceeds from the issuance of shares under the dividend reinvestment plan during the prior calendar year

•	During any calendar year, we may redeem no more than 5% of the number of shares as of the same date in the prior calendar year.

              Pursuant to the program, we will initially redeem shares at prices determined as follows:

▪	The lower of $9.25 or the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;
▪	The lower of $9.50 or the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;
▪	The lower of $9.75 or the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and
▪	The lower of $10.00 or the price paid to acquire the shares from us for stockholders who have held their shares for at least four years.

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

We limit the dollar value of shares that may be redeemed under the program as described above.  During the six months ended June 30, 2010, we did not redeem any shares pursuant to our share redemption program because of the restriction that during each calendar year redemptions are limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year and the restriction that shareholders hold their shares for one year.  June 1, 2010 was the first month that shares were issued under the dividend reinvestment plan.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

3.  RECENT ACQUISITIONS OF REAL ESTATE

During the Six Months Ended June 30, 2010, we acquired an equity interest in the following properties:

Property Name Location of Property	Acquisition Date	Land and Land Improvements	In Place Lease Intangible Asset	Building and Improvements	Total Purchase Price (1)
The Reserve at Creekside Chattanooga, TN	03/31/2010	$1,679,000	$ 370,000	$12,201,000	$14,250,000
The Apartments at Meadowmont Chapel Hills, NC	04/09/2010	4,910,000	782,000	31,308,000	$37,000,000
(1) Contract purchase price excludes acquisition fees and closing costs.

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (unaudited)

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

The Meadowmont Managing Member JV Entity contributed $4.65 million of equity capital to acquire a 50% equity interest in Bell BR Meadowmont JV, LLC (the “Meadowmont JV Entity”).  A Bell Partners Inc. affiliate that is unaffiliated with the Company, Fund III Meadowmont Apartments, LLC (“Bell”), invested $4.65 to acquire the remaining 50% interest in the Meadowmont JV Entity.  The Meadowmont Managing Member JV Entity and Bell are co-managers of the Meadowmont JV Entity. The Meadowmont JV Entity is the sole owner of Bell BR Meadowmont, LLC, a special-purpose entity that holds title to the Meadowmont Property (“BR Meadowmont”).  Under the terms of the operating agreement of the Meadowmont JV Entity, decisions with respect to the joint venture or the Meadowmont Property are made by unanimous approval of the managers.  Further, to the extent that the Meadowmont Managing Member JV Entity and Bell are not able to agree on certain major decisions, either party may initiate a buy-sell proceeding.  Additionally, any time after April 9, 2013, either party may initiate a proceeding to force the sale of the Meadowmont Property to a third party, or, in the instance of the non-initiating party’s rejection of a sale, cause the non-initiating party to purchase the initiating party’s interest in the Meadowmont JV Entity.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (unaudited)

As a result of the structure described above, the Company holds a 16.25% indirect equity interest, BEMT Co-Investor holds a 12.5% indirect equity interest and BEMT Co-Investor II holds a 21.25% indirect equity interest in the Meadowmont Property (50% in the aggregate), and Bell holds the remaining 50% indirect equity interest.  The Company, BEMT Co-Investor, BEMT Co-Investor II and Bell will each receive current distributions from the operating cash flow generated by the Meadowmont Property in proportion to these respective percentage equity interests

4.  INVESTMENTS IN REAL ESTATE

As of June 30, 2010, our portfolio consists of three properties acquired through unconsolidated joint ventures.  The following table provides summary information regarding our investments.

Multifamily Community Name/Location	Approx. Rentable Square Footage	Number of Units	Date Acquired	Property Acquisition Cost(1)	Joint Venture Equity Investment Information		Approx. Annualized Base Rent
					Amount of Our Investment	Our Ownership Interest in Property Owner		Average Annual Effective Rent Per Unit	Approx. % Leased
Springhouse at Newport News/ Newport News, Virginia	310,826	432	12/03/2009	$29.25 million	$1.8 million	37.5%	$4,153,000	$9,450	94%
The Reserve at Creekside Village/ Chattanooga, Tennessee	211,632	192	03/31/2010	$14.25 million	$397,000	22.67%	$2,079,000	$9,831	94%
The Apartments at Meadowmont/Chapel Hill, North Caroline	296,180	258	04/09/2010	$37.0 million	$1.4 million	16.25%	$3,945,000	$14,571	95%

(1)	Contract purchase price excludes acquisition fees and closing costs.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (unaudited)

  5.  EQUITY METHOD INVESTMENTS

We accounted for the acquisitions of our interests in properties through managing member LLCs in accordance with the provisions of the Consolidation Topic of the FASB ASC.  Following is a summary of our ownership interest by property as of June 30, 2010.

Property	Managing Member LLC interest	Joint Venture interest	Indirect Equity Interest in Property
Springhouse	50.00%	75%	37.5.%
Creekside	33.33%	68%	22.67%
Meadowmont	32.50%	50%	16.25%

We analyzed our interest in the managing member LLC to determine (a) if the LLC is a VIE, and (b) if so, if we are the primary beneficiary.

Our initial contribution into the managing member LLC was funded through a loan from an affiliate who is another investor in the managing member LLC, thus our equity investment is not at risk. Since unanimous approval is required by all members to direct the activities that most significantly impact the managing member LLC’s economic performance, the holder of the equity investment at risk lacks that power and thus we concluded that the Managing Member LLC Entities are VIE’s.  We are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact the economic performance of the managing member LLC and would not be considered to be the investor that is most closely associated with the entity among the related party investors.  As a result our investments are reflected as investments in unconsolidated joint ventures under the equity method of accounting.

As of June 30, 2010 the carrying amount of our investments in unconsolidated joint ventures was $3.6 million. Summary unaudited financial information for the operating properties as of June 30, 2010 and for the six months ended June 30, 2010 is as follows:

Balance Sheet Data:
Real Estate, net of depreciation	$78,366,000
Other assets	2,272,700
Total assets	$80,638,700

Mortgage payable	$64,418,000
Other current liabilities	1,193,800
Total liabilities	$65,611,800

Stockholders’ equity	15,026,900
Total liabilities and stockholders’ equity	$80,638,700
Operating Data:
Rental revenues	$3,271,600
Operating expenses	1,460,000
Net operating income	1,811,600
Acquisition fees	(691,700)
Depreciation and amortization	(2,122,700)
Mortgage Interest	(1,218,500)
Net loss	$(2,221,300)
Net loss attributable to JV partners
Equity in net loss of unconsolidated joint ventures

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (unaudited)

5.  EQUITY METHOD INVESTMENTS

As discussed above, the investments are considered VIEs and we are not the primary beneficiary.  These investments are accounted for as equity method investments and are included in the caption Investments in unconsolidated real estate joint ventures on the consolidated balance sheet.  The risks and rewards associated with our interest in these entities are based primarily on our ownership percentage.  Our maximum exposure is equal to our investment balance which is approximately $3.6 million as of June 30, 2010.

6.  NOTES PAYABLE

Note Payable

In connection with our investment in the Springhouse joint venture, on December 3, 2009, BEMT Springhouse LLC, a wholly owned subsidiary of our operating partnership (“BEMT Springhouse”), entered into a loan agreement with Bluerock Special Opportunity + Income Fund (“BEMT Co-Investor”) pursuant to which BEMT Springhouse borrowed $2.8 million (the “BEMT Co-Investor Springhouse Loan”). The BEMT Co-Investor Springhouse Loan initially had a six-month term, maturing June 3, 2010, which was subsequently extended to December 3, 2010 and again to June 3, 2011.  A partial repayment in the amount of $1.1 million was made on June 23, 2010. It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. For the six month period ended June 30, 2010, the interest rate on the BEMT Co-Investor Springhouse Loan was 7.00%. Interest on the loan will be paid on a current basis from cash flow distributed to us from BR Springhouse Managing Member, LLC (the “Springhouse Managing Member JV Entity”). The BEMT Co-Investor Springhouse Loan is secured by a pledge of our indirect membership interest in the Springhouse property and a pledge of BEMT Springhouse’s membership interest in the Springhouse Managing Member JV Entity.

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

7.  FAIR VALUE DISCLOSURE

As of June 30, 2010, we believe the carrying values of cash and cash equivalents and receivables and payables from affiliates approximate their fair values based on their highly-liquid nature and/or short-term maturities, including prepayment options.  As of June 30, 2010 and December 31, 2009, we had no significant assets or liabilities measured at fair value on a recurring or nonrecurring basis.  We estimate fair values for financial instruments based on interest rates with similar terms and remaining maturities that management believes we could obtain

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (unaudited)

8.  RELATED PARTY TRANSACTIONS

In connection with our investment in the Springhouse, Creekside and Meadowmont properties, we entered into loan agreements with BEMT Co-Investor and BEMT Co-Investor II, the terms of which are described above in Note 6 (Notes Payable).

As of June 30, 2010, approximately $2.8 million of organizational and offering costs have been incurred on our behalf. We are liable to reimburse these costs only to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering.  When recorded by us, organizational and offering costs will be expensed and third-party offering costs will be deferred and charged to shareholders’ equity as such amounts are reimbursed to the advisor or its affiliates from the gross proceeds of the offering. As of June 30, 2010 approximately $49,900 of organizational costs have been expensed and are included in general and administrative expense and approximately $330,000 of offering costs have been charged to shareholders equity.

The advisor performs its duties and responsibilities as our fiduciary under an advisory agreement. The advisory agreement has a one-year term expiring October 14, 2011, and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and us. The advisor conducts our operations and manages our portfolio of real estate and real estate-related investments under the terms of the advisory agreement.  Certain of our affiliates will receive fees and compensation in connection with the Initial Public Offering, and the acquisition, management and sale of our real estate investments.  Certain of our affiliates will receive fees and compensation in connection with the Initial Public Offering, and the acquisition, management and sale of our real estate investments

We pay our advisor a monthly asset management fee for the services it provides pursuant to the advisory agreement. The asset management fee  equals one-twelfth of 1.0% of the higher of the cost or the value of each asset, where (A) cost equals the amount actually paid, excluding acquisition fees and expenses, to purchase each asset it acquires, including any debt attributable to the asset (including any debt encumbering the asset after acquisition), provided that, with respect to any properties we develop, construct or improve, cost will include the amount expended by us for the development, construction or improvement, and (B) the value of an asset is the value established by the most recent independent valuation report, if available, without reduction for depreciation, bad debts or other non-cash reserves.  For these purposes, “invested capital” means the original issue price paid for the shares of our common stock reduced by prior distributions identified as special distributions from the sale of our asset.  The asset management fee will be based only on the portion of the cost or value attributable to our investment in an asset if we do not own all of an asset.

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (unaudited)

8.  RELATED-PARTY TRANSACTIONS – (Continued)

affiliates and unaffiliated third parties exceed in the aggregate 6% of the contract sales price.  In addition to the fees payable to the advisor, we reimburse the advisor for all reasonable and incurred expenses in connection with services provided to us, subject to the limitation that we will not reimburse any amount that would cause our total operating expenses at the end of four preceding fiscal quarters to exceed the greater of 2% of our average invested assets or 25% of our net income determined (1) without  reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period unless a majority of our independent directors has determined such expenses were justified based on unusual and non-recurring factors. If such excess expenses are not approved by a majority of our independent directors, our advisor must reimburse us at the end of the four fiscal quarters the amount by which the aggregate expenses during the period paid or incurred by us exceed the limitations provided above.  We will not reimburse the advisor for personnel costs in connection with services for which the advisor receives acquisition, origination or disposition fees.  As of June 30, 2010 approximately $682,000 of operating expenses have been incurred on our behalf.  Due to the limitations discussed above this amount we have recorded approximately $16,000 that could be reimbursed to the advisor as of June 30, 2010

We have issued 1,000 shares of convertible stock, par value $0.01 per share to our advisor. The convertible stock will convert to shares of common stock if and when: (A) we have made total distributions on the then outstanding shares of our common stock equal to the original issue price of those shares plus an 8% cumulative, non-compounded, annual return on the original issue price of those shares or (B) subject to specified conditions, we list our common stock for trading on a national securities exchange. A “listing” will be deemed to have occurred on the effective date of any merger of the Company in which the consideration received by the holders of our common stock is the securities of another issuer that are listed on a national securities exchange. Upon conversion, each share of convertible stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the excess of (1) our “enterprise value” (as defined in our charter) plus the aggregate value of distributions paid to date on the outstanding shares of our common stock over the (2) aggregate purchase price paid by the stockholders for those shares plus an 8% cumulative, non-compounded, annual return on the original issue price of those shares, divided by (B) our enterprise value divided by the number of outstanding shares of common stock, in each case calculated as of the date of the conversion. In the event an event triggering the conversion occurs after the advisory agreement with the advisor is not renewed or terminates (other than because of a material breach by the advisor), the number of shares of common stock the advisor will receive upon conversion will be prorated to account for the period of time the advisory agreement was in force.

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (unaudited)

8.  RELATED PARTY TRANSACTIONS – (Continued)

Pursuant to the terms of the advisory agreement, summarized below are the related-party costs incurred by us for the Six Months Ended June 30, 2010, and any related amounts payable as of June 30, 2010:

	Incurred	Payable as of
	Six Months Ended June 30, 2010	June 30, 2010
Asset Management Fees	$80,977	$87,090
Acquisitions Fees	161,744	161,744
Financing Fees	51,589	51,589
Operating Expense Reimbursement	16,434	81,088
Reimbursable Organizational Costs	- -	49,931
	$310,744	$431,442

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

Stock-based Compensation for Independent Directors

Our independent directors received an automatic grant of 5,000 shares of restricted stock on the effective date of the Initial Public Offering and will receive an automatic grant of 2,500 shares of restricted stock when such directors are reelected at each annual meeting of our stockholders thereafter. Each person who thereafter is elected or appointed as an independent director will receive an automatic grant of 5,000 shares of restricted stock on the date such person is first elected as an independent director and an automatic grant of 2,500 shares of restricted stock when such director is reelected at each annual meeting of our stockholders thereafter. To the extent allowed by applicable law, the independent directors will not be required to pay any purchase price for these grants of restricted stock. The restricted stock will vest 20% at the time of the grant and 20% on each anniversary thereafter over four years from the date of the grant. All restricted stock may receive distributions, whether vested or unvested. The value of the restricted stock to be granted is not determinable until the date of grant. During the six months ended June 30, 2010, 7,500 shares of restricted stock have been granted to each of the three independent directors.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (unaudited)

  9.  STOCKHOLDERS’ EQUITY (continued)

A summary of the status of our non-vested shares as of June 30, 2010, and changes during the Six Months Ended June 30, 2010, is presented below:

		Weighted
		average
		grant-date
Nonvested shares	Shares	fair value
Balance at January 1, 2010	11,375	$113,750
Granted	7,500	75,000
Vested	(3,437)	(34,375)
Forfeited	—	—
Balance at March 31, 2010	15,438	$154,375

At June 30, 2010, there was $154,375 of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a period of four years. The total fair value of shares vested during the Six Months Ended June 30, 2010 was $34,375.

We currently use authorized and unissued shares to satisfy share award grants

Distributions

We paid our first distribution effective June 1, 2010.  Distributions, including distributions paid by issuing shares under the DRIP, for the six months ended June 30, 2010 were as follows:

	Distributions
2010	Declared	Paid
Second Quarter	$27,655	$6,552

Distributions Declared

Distributions for are calculated based on stockholders of record each day during the period at a rate of $0.00191781 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share.

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2010 (unaudited)

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

For the period July 1, 2010 through August 3, 2010, we sold approximately 82,830 shares of common stock for gross proceeds of approximately $817,450 including issuances through our DRIP.

Distributions Paid

Distributions Declared Daily For Each Day in Month Listed	Date Paid	Total Distribution	Cash Distribution	Dollar amount of Shares Issued pursuant to DRIP
June 2010	July 1, 2010	$21,051	$12,632	$8,419
July 2010	August 2, 2010	25,705	15,400	10,305
August 2010	September 1, 2010	30,469	17,771	12,698
September 2010	October 1, 2010	33,161	19,363	13,798
October 2010	November 1, 2010	37,151	21,510	15,641
November 2010	December 3, 2010	38,469	38,469	-

Acquisitions

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

Results of Operations

Our results of operations for the three months and the six months ended June 30, 2010 are not indicative of those expected in future periods as we were in our organizational and development stage.

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

Three months and six months ended June 30, 2010

Through related-party loan transactions, as of June 30, 2010, we had acquired ownership interests in three joint ventures as detailed in the above Note 4 (Investments in Real Estate.)  In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Asset Management fees were approximately $50,500 and $78,000, respectively for the three months and the six months ended June 30, 2010 and represent the asset management fee due, but unpaid, to the advisor.  We expect asset management fees to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Acquisition fees and expenses were approximately $105,000 and $162,000, respectively for the three months and the six months ended June 30, 2010 and relate to the acquisition of Creekside and Meadowmont real estate properties.

General and administrative expenses were approximately $112,000 and $186,000, respectively for the three months and the six months ended June 30, 2010 and include allowable operating expenses up to the 2% of average invested assets threshold.

Equity in loss of unconsolidated joint venture was approximately $347,000 and $616,000, respectively for the three months and the six months ended June 30, 2010and represents our ownership share of net loss from our real estate investments as further detailed in Note 5 (Equity Method Investments.)

Interest expense was approximately $75,000 and $125,000, respectively for the three months and the six months ended June 30, 2010 and was related to the affiliate loans for the joint venture investments.

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

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf; however, our advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by us exceed 15% of gross proceeds from our ongoing initial public offering. Through June 30, 2010, including shares issued through our DRIP, we had sold 407,404 shares in the offering for gross offering proceeds of $3,557,097 and recorded organization costs of $49,931, other offering costs of $329,516 and selling commissions and dealer manager fees of $300,635.

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

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 75% of the cost of our assets unless a majority of our independent directors approves the borrowing. Our charter also requires that we disclose the justification for any borrowings in excess of the 75% leverage guideline in the next quarterly report. Our independent directors approved the borrowing of approximately $4.9 million to purchase the Springhouse, Creekside and Meadowmont properties resulting in a leverage ratio in excess of the 75% guideline. The independent directors determined that the excess leverage was justified for the following reasons:

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

Distributions declared, distributions paid, cash flows from operations and funds from operations were as follows for the second quarter of 2010

Distributions Declared

Period	Cash	Reinvested	Total	Cash Flow from Operations	FFO	MFFO
First Quarter 2010			(1)	$111,291	$(237,515)	$	(91,886)
Second Quarter 2010	$16,764	$10,891	$27,655	(30,952)	(326,068)		(132,923)
Year to Date	$16,764	$10,891	$27,655	$80,339	$(563,583)		$(224,809)

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

Acquisition expense.  In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management's investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Acquisition costs related to business combinations are to be expensed.. We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management's analysis of the investing and operating performance of our properties. Acquisition expenses include those incurred with the Advisor or third parties. The following table presents our calculation of FFO and MFFO for the six months ended June 30, 2010:

Net loss	$(1,166,928)
Add:
Pro rata share of unconsolidated JV depreciation and amortization (1)	603,345

FFO	$(563,583)
Add:
Pro rata share of unconsolidated JV acquisition costs (1)	177,030
Acquisition costs per income statement	161,744
MFFO	$(224,809)

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

Our unconsolidated subsidiaries are primarily engaged in the management and operation of multifamily real estate properties.  The equity method of accounting (see Critical Accounting Policies) is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet.  Total assets of our unconsolidated subsidiaries were $80.6 million as of June 30, 2010.

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

For the period July 1, 2010 through August 3, 2010, we sold approximately 82,830 shares of common stock for gross proceeds of approximately $817,450 including issuances through our DRIP.

Distributions Paid

Distributions Declared Daily For Each Day in Month Listed	Date Paid	Total Distribution	Cash Distribution	Dollar amount of Shares Issued pursuant to DRIP
June 2010	July 1, 2010	$21,051	$12,632	$8,419
July 2010	August 2, 2010	25,705	15,400	10,305
August 2010	September 1, 2010	30,469	17,771	12,698
September 2010	October 1, 2010	33,161	19,363	13,798
October 2010	November 1, 2010	37,151	21,510	15,641
November 2010	December 3, 2010	38,469	38,469	-

Acquisitions

On September 1, 2010, through a wholly owned subsidiary of our operating partnership, we invested $1.9 million in a joint venture to acquire a 25% equity interest in a 240-unit multifamily community known as St. Andrews Apartments located in Augusta, Georgia for approximately $24.95 million, plus closing costs.

On September 30, 2010, through a wholly owned subsidiary of our operating partnership, we invested $1.3 million in a joint to acquire a 12.5% equity interest in a 201 unit multifamily community known as The Gardens at Hillsboro Village located in Nashville, Tennessee for approximately $31.6 million, plus closing costs

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2010 due to material weakness in financial reporting discussed below, to provide reasonable assurance that information required to be disclosed by us in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

On November 11, 2010, our audit committee met and, in consultation with and upon management’s recommendation, determined that the financial statements included in our previously issued Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Reports on Form 10-Q for the periods ended June 30, 2010 and June 30, 2010 should no longer be relied upon because of the adjustments to the Company's accounting policies discussed above.  We have restating our unaudited interim financial statements for the Six Months Ended June 30, 2010 in this Quarterly Report on Form 10-Q/A and are currently preparing amended Quarterly Reports on Form 10-Q/A to restate the unaudited interim financial statements for the period ended March 31, 2010 as well as amended Current Reports on Form 8-K/A to restate the pro forma financial information filed on February 18, 2010, June 16, 2010 and June 25, 2010. In addition we are restating our audited financial statements for the year ended December 31, 2009 in our Annual Report on Form 10-K/A.

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
As of June 30, 2010, we had sold approximately 407,404 shares of common stock in our ongoing public offering and raised gross offering proceeds of approximately $3,557,097.  From this amount, we incurred approximately $300,635 in selling commissions and dealer manager fees payable to our dealer manager.  With the net proceeds of $2.95 million we had invest in real estate investments held through unconsolidated joint ventures.

Unregistered Sales of Equity Securities

None

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

During the six months ended June 30, 2010, we did not redeem any shares pursuant to our share redemption program   because of the restriction that during each calendar year redemptions are limited to the amount of net proceeds from the sale of shares under our dividend reinvestment plan during the prior calendar year.  June 1, 2010 was the first month that shares were issued under the DRIP.

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