Form 10-K
period 2010-12-31
Bluerock Enhanced Multifamily Trust, Inc.
filed 2011-03-31
CIK 1442626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

                 ---------------------------------------------------          __
FORM 10-K
                         -------------------------------------------------- __ _
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large Accelerated Filer ☐                        Accelerated Filer        ☐            Non-Accelerated Filer         ☐           Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There is no established market for the Registrant’s shares of common stock.  The Registrant has registered an initial public offering of its shares of common stock pursuant to a Registration Statement on Form S-11, which shares are being offered at $10.00 per share, with discounts available for certain categories of purchasers.  The aggregate market value of the Registrant’s common stock held  by non-affiliates as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $3.6 million assuming a market value of $10.00 per share.

As of March 18, 2011, the Registrant had issued 680,577 shares of common stock.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

FORM 10-K

December 31, 2010

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false.  We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.  The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our prospectus dated January 31, 2011 as supplemented to date.

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

•
Our offering was suspended from November 17, 2010 until March 2, 2011 in connection with our determination to restate certain of our financial statements.  These restatements resulted in substantial unanticipated costs in the form of accounting, legal fees, and similar professional fees, in addition to the substantial diversion of time and attention of our Chief Financial Officer and members of our accounting team in preparing the restatements. Although the restatement is complete, we can give no assurances that we will not incur additional costs associated with the restatements.  Our current corporate operating expenses exceed the cash flow received from our investments in real estate joint ventures. If the rate at which we raise offering proceeds does not improve significantly with the recommencement of our offering, our general and administrative costs will remain higher relative to the size of our portfolio. Moreover, we cannot predict the impact of the restatement on our ability to increase sales.  To the extent cash on hand is not sufficient to meet our short-term liquidity requirements we expect to utilize credit facilities obtained from affiliates or unaffiliated third parties. Our sponsor has also agreed to defer payment of asset management fees, acquisition fees and operating and offering costs advanced on our behalf and current year reimbursable operating expenses through 2011 as well as to fund any remaining cash shortfall, as necessary.  In addition, as our sponsor has management control of the affiliates that are lenders to us and thus has the authority to extend the notes that have maturities in 2011, it has committed to extend such notes based on our ability to repay those obligations.

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

On August 22, 2008, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of our common stock in our primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers and up to $285,000,000 in shares pursuant to our distribution reinvestment plan at $9.50 per share (the “Initial Public Offering”).  The SEC declared our registration statement effective on October 15, 2009 and we retained Select Capital Corporation to serve as the dealer manager of the Initial Public Offering.  The dealer manager is responsible for marketing our shares in the initial public offering.  As of May 20, 2010, we had received gross offering proceeds sufficient to satisfy the minimum offering amount for the Initial Public Offering.  Accordingly, we broke escrow with respect to subscriptions received from all states in which our shares are currently being offered.  As of March 18, 2011, we had accepted aggregate gross offering proceeds of $6,204,030.  We intend to use substantially all of the net proceeds from the Initial Public Offering to invest in a diverse portfolio of real estate and real estate-related assets.

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

Material Acquisitions

As of December 31, 2010, we, through joint venture partnerships, own equity interests in five multifamily real estate properties.  For more information regarding our investment, see "Item 2.  Properties".

Investment Objectives

We intend to acquire a diversified portfolio of real estate and real estate-related investments, with a primary focus on well-located, institutional-quality multifamily properties with strong and stable cash flows. We intend to implement what we refer to as the “Enhanced Multifamily” strategy at these multifamily properties, which we believe will increase rents, tenant retention and property values, and generate attractive returns for our investors. We also intend to acquire well-located residential properties that we believe present significant opportunities for short-term capital appreciation, such as those requiring repositioning, renovation or redevelopment, and properties available at opportunistic prices from distressed or time-constrained sellers. In addition, we will seek to originate or invest in real estate-related securities that we believe present the potential for high current income or total return, including but not limited to mortgage, bridge or subordinated loans, debt securities and preferred or other equity securities of other real estate companies, which we refer to as real estate-related investments, and may invest in entities that make similar investments.

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

Enhanced Multifamily Strategy

The Advisor’s Enhanced Multifamily strategy consists of a series of initiatives that we believe can create a sustainable competitive advantage and allow us to realize long-term increases in multifamily property value. This strategy seeks to transform the perception of the apartment from a purely functional one (i.e., as solely a place to live) to a lifestyle product / community (i.e., as a place to live, interact, and socialize) thereby creating an enhanced perception of value among residents, allowing for premium rental rates, and improving resident retention.

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

Distribution Policy

Generally, our policy will be to pay distributions from cash flow from operations.  However, we expect that some or all of our distributions will be paid from sources other than cash flow from operations, such as from the proceeds of the Initial Public Offering, cash advances to us by the Advisor, cash resulting from a waiver or deferral of asset management fees and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow until such time as we have sufficient cash flow from operations to fully fund the payment of distributions there from.  Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we will pay these distributions in advance of our actual receipt of these funds. We may fund such distributions from advances from the Advisor or sponsors or from the Advisor’s deferral of its asset management fee.

To the extent that we repurchase shares pursuant to our share repurchase plan or make payments or reimburse certain expenses to the Advisor pursuant to our advisory agreement, our cash flow and therefore our ability to make distributions from cash flow, as well as cash flow available for investment, will be negatively impacted. In addition, certain amounts we are required to pay to the Advisor, including the monthly asset management fee, the property management fee, the financing fee, the disposition fee and the payment made upon conversion of our convertible stock, depend on the assets acquired, gross revenues of the properties managed, indebtedness incurred, sales prices of investments sold or the value of our company at the time of conversion, respectively, and therefore cannot be quantified or reserved for until such fees have been earned.  We are required to pay these amounts to the Advisor regardless of the amount of cash we distribute to our stockholders, and therefore our ability to make distributions from cash flow, as well as cash flow available for investment, to our stockholders may be negatively impacted. In addition, to the extent we invest in development or redevelopment projects or in properties that have significant capital requirements, these properties will not immediately generate operating cash flow. Thus, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

We paid our first distribution on June 1, 2010 and we expect to declare distributions on a quarterly basis and to pay distributions to our stockholders on a monthly basis. We calculate these monthly distributions based on daily record dates so our investors will become eligible for distributions immediately upon the purchase of their shares. Distributions will be paid to stockholders as of the record dates selected by the directors.

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

Industry Segment

Our current business consists of investing in and operating multifamily communities. Substantially all of our consolidated net loss is from investments in real estate properties that we own through joint ventures which we account for under the equity method of accounting.  We internally evaluate operating performance on an individual property level and view our real estate assets as one industry segment, and, accordingly, our properties are aggregated into one reportable segment.

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

Item 1A. Risk Factors

We have omitted a discussion of risk factors because, as a smaller reporting company, we are not required to provide such information.  For a discussion of the significant factors that make an investment in our shares risky, see the prospectus that relates to the Initial Public Offering and the Liquidity and Capital Resources Section Under Item 7.- Management's Discussion and Analysis of Financial Conditions and Results of Operations of this report.

Item 1B.   Unresolved Staff Comments

 We have no unresolved staff comments

Item 2.      Properties

  We, through wholly-owned subsidiaries of our operating partnership, have acquired five investments through unconsolidated joint ventures as further described below.  The following is a summary of our investment portfolio as of December 31, 2010:

Multifamily Community Name/Location	Approx. Rentable Square Footage	Number of Units	Date Acquired	Property Acquisition Cost(1)	Joint Venture Equity Investment Information		Approx. Annualized Base Rent
					Amount of Our Investment Net of Distributions and Cumulative Gains/(Losses)	Our Ownership Interest in Property Owner		Average Annual Effective Rent Per Unit	Approx. % Leased
Springhouse at Newport News/Newport News, Virginia	310,826	432	12/03/2009	$29.25 M	$1.798M	37.5%	$4.15 M	$9,443	92%
The Reserve at Creekside Village/Chattanooga, Tennessee	211,632	192	03/31/2010	$14.25 M	$.32 M	23.31%	$2.07 M	$9,860	97%
The Apartments at Meadowmont/Chapel Hill, North Carolina	296,240	258	04/09/2010	$36.96 M	$1.24 M	16.25%	$3.94 M	$15,278	92%
The Estates at Perimeter/ Augusta, Georgia	266,148	240	09/01/2010	$24.95 M	$1.77 M	25%	$2.88 M	$11,888	90%
Gardens at Hillsboro Village/ Nashville, Tennessee	187,460	201	09/30/2010	$32.39 M	$1.19 M	12.5%	$3.24 M	$16,117	96%
Total	1,272,306	1,323		$137.80 M	$6.318 M		$16.28 M	$12,305	95%

(1)	Property Acquisition Cost excludes acquisition fees and closing costs.

Joint Ventures

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

For Meadowmont our initial contribution into the managing member LLC on April 9, 2010 was funded through a loan from an affiliate who is another investor in the managing member LLC, but this was subsequently repaid on June 8, 2010. However, the voting rights of the investors are not proportional to their obligations to absorb the expected losses or their rights to receive the expected residual returns of the managing member and substantially all of the activities are done on behalf of the single related party group (all of the investors are part of a single related party group) thus this would cause the managing member LLC to be a VIE.  We are not the primary beneficiary because we do not have the power to direct the activities that most significantly impact the economic performance of the managing member LLC and would not be considered to be the investor that is most closely associated with the entity among the related party investors.  As a result our investment is reflected as an investment in unconsolidated joint ventures under the equity method of accounting.

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

To facilitate Financial Industry Regulatory Authority (“FINRA”) member participation in the Initial Public Offering, we disclose in each annual report distributed to stockholders a per share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, beginning 18 months after the completion of our offering stage, we will prepare annual statements of estimated share values to assist both fiduciaries of retirement plans subject to the annual reporting requirements of ERISA and custodians of individual retirement accounts (“IRAs”) in the preparation of their reports relating to an investment in our shares. For these purposes, our estimated value of a share of our common stock is $10.00 per share as of December 31, 2010.  The basis for this valuation is the fact that the current public offering price for our shares in the Initial Public Offering is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, this estimated value is likely to be higher than the price at which you could resell your shares because (1) our public offering involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sales price than could otherwise be obtained, and (2) no public market exists for our shares.

Until 18 months after the completion of our offering stage, we intend to use the price paid per share as the estimated value of a share of our common stock; provided, however, that if we have sold properties or other assets and have made one or more special distributions to stockholders of all or a portion of the net proceeds from such sales, the estimated value of a share of our common stock will be equal to the offering price of shares in our most recent offering less the amount of net sale proceeds per share that constitute a return of capital distributed to investors as a result of such sales. Beginning 18 months after the completion of our offering stage, our advisor, or another firm we choose for that purpose, will estimate the value of our shares based on a number of assumptions that may not be accurate or complete.

This estimated value is not likely to reflect the proceeds you would receive upon our liquidation (in part because the estimated values do not necessarily indicate the price at which assets could be sold and because the estimate may not take into account the expenses of selling our assets) or upon the sale of your shares. Accordingly, we can make no assurances that such estimated value will satisfy the applicable annual valuation requirements under ERISA and the Internal Revenue Code.

Shareholder Information

As of March 18, 2011, we had approximately 680,577 shares of common stock outstanding held by a total of 209 stockholders.

Distributions

As of May 20, 2010, we had received gross offering proceeds sufficient to satisfy the minimum offering amount for the Initial Public Offering and paid our first distribution on June 1, 2010.  Until we generate sufficient cash flow from operations or funds from operations (“FFO”) to fully fund the payment of distributions, some or all of our distributions will be paid from other sources.  We may generate cash to pay distributions from financing activities, components of which may include borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow and proceeds of this offering.  In addition, from time to time, the Advisor and its affiliates may agree to waive or defer all, or a portion, of the acquisition, asset management or other fees or other incentives due to them, enter into lease agreements for unleased space, pay general administrative expenses or otherwise supplement investor returns in order to increase the amount of cash available to make distributions to our stockholders.  In addition, to the extent we invest in development or redevelopment projects or in properties that have significant capital requirements, these properties may not immediately generate cash flow from operations or FFO. Thus, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

We expect our Board of Directors to declare distributions on a quarterly basis and to pay distributions to our stockholders on a monthly basis.  We calculate these monthly distributions based on daily record dates so our investors will become eligible for distributions immediately upon purchasing shares.  Distributions will be paid to stockholders as of the record dates selected by the directors.

Distributions by quarter for the year ended December 31, 2010 were as follows:

	Distributions Paid
2010	Cash	Reinvested	Total	Cash Flow Provided by (Used in) Operations	Total Distributions Declared	Declared Distribution Per Share	Ordinary Taxable Dividend	Return of Capital
Fourth Quarter	$79,343	$29,439	$108,782	$(378,058)	$115,907	$0.175	-%	100%

Third Quarter	45,952	31,422	77,374	(572,386)	89,432	0.175	-%	100%

Second Quarter	4,079	2,473	6,552	(30,952)	27,655	0.078	-%	100%

First Quarter (1)	-	-	-	$111,291	-	-	-%	100%

Year to Date	$129,374	$63,334	$192,708	$(870,105)	$232,994

(1)	Our first distribution was paid on June 1, 2010.

Distributions declared per share assumes the share was issued and outstanding each day during the period and was based on a declared daily distribution rate of $0.00191781 beginning May 20, 2010.

Equity Compensation Plan

We have adopted the Bluerock Enhanced Multifamily Trust, Inc. Long Term Incentive Plan, which we refer to as the Incentive Plan, in order to enable us to (1) provide an incentive to our employees, officers, directors, and consultants and employees and officers of our advisor to increase the value of our common stock, (2) give such persons a stake in our future that corresponds to the stake of each of our stockholders, and (3) obtain or retain the services of these persons who are considered essential to our long-term success, by offering such persons an opportunity to participate in our growth through ownership of our common stock or through other equity-related awards. We intend to issue awards only to our independent directors under our Incentive Plan (which awards will be granted under the independent director’s compensation plan).  We have reserved and authorized an aggregate number of 2,000,000 shares of our common stock for issuance under the Incentive Plan.

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan, as of December 31, 2010.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)	—	—	1,977,500

Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,977,500

We have granted each of our independent directors 5,000 shares of restricted stock as of the commencement of the Initial Public Offering on October 15, 2009, and 2,500 shares of restricted stock as of their reelection to the Board of Directors on March 15, 2010.  The restricted stock vests as to 20% of the shares on the date of grant and as to 20% of the shares on each of the first four anniversaries of the date of the grant thereafter.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

On October 15, 2009, our Registration Statement on Form S-11 (File No. 333-153135), covering a public offering of up to 130 million shares of common stock, was declared effective under the Securities Act of 1933.  We commenced our initial public offering on October 15, 2009, upon retaining Select Capital Corporation as the dealer manager for our offering.  We are offering 100 million shares of common stock in our primary offering at an aggregate offering price of up to $1 billion, or $10 per share with discount available to certain categories of purchasers.  The 30 million shares offered under our distribution reinvestment plan are initially being offered at an aggregate offering price of $285 million, or $9.50 per share.  We expect to offer shares of common stock in our primary offering over a two-year period or until October 15, 2011.  If we have not sold all of the shares within two years, we may extend the primary offering by up to 18 months.  We may sell shares under the distribution reinvestment plan beyond the termination of the primary offering until we have sold all shares under the plan.

As of March 18, 2011, we had sold approximately 680,577 shares of common stock in our ongoing public offering and raised gross offering proceeds of approximately $6,204,030.  From this amount, we incurred approximately $565,000 in selling commissions and dealer manager fees payable to our dealer manager.  With the net proceeds of $4.3 million we invested in real estate investments held through unconsolidated joint ventures.

During the fiscal year ended December 31, 2010, upon re-election to the Board of Directors on March 15, 2010, each of our non-employee directors received an automatic grant of 2,500 shares of restricted common stock pursuant to the Bluerock Enhanced Multifamily Trust, Inc. Independent Directors Compensation Plan.   All such shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Share Repurchase Plan

We have adopted a share repurchase program that may enable stockholders to sell their shares to us in limited circumstances.  We amended and restated our share repurchase program on February 12, 2010.  The effect of the amendment was to change the price at which we will repurchase the shares.  As amended, prior to establishing the estimated value of our shares, the prices at which we will initially repurchase shares are as follows:

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

As of March 18, 2011 we had not repurchased any shares under our share repurchase plan.

Item 6.   Selected Financial Data

We have omitted presentation of selected financial data because, as a smaller reporting company, we are not required to provide such information

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

Overview

We are a recently formed Maryland corporation that intends to qualify as a REIT with our taxable year ended December 31, 2010.

As of May 20, 2010 we had received gross offering proceeds sufficient to satisfy the minimum offering amount. Accordingly, we broke escrow with respect to subscriptions received from all states in which our shares are currently being offered.  As of March 18, 2011 we had accepted aggregate gross offering proceeds of $6,204,030.  We will experience a relative increase in liquidity as we accept additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition, development and operation of our assets.

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

Our Investment Strategy

We intend to achieve our investment objectives by acquiring a diverse portfolio of real estate and real estate-related investments. We plan to diversify our portfolio by investment type, size, property location and risk with the goal of attaining a portfolio that will generate attractive returns for our investors, with the potential for capital appreciation. Our targeted portfolio allocation is as follows:

●
Enhanced Multifamily. We intend to allocate approximately 50% of our portfolio to investments in well-located, institutional quality multifamily properties that we believe demonstrate strong and stable cash flows, typically located in supply constrained sub-markets with relatively high expectations of rent growth. As appropriate, we intend to implement our advisor’s Enhanced Multifamily strategy (as described in the prospectus relating to our ongoing public offering) at these properties, which we anticipate will create sustainable long-term increases in property value and lead to increased returns to our investors by, among other benefits, generating higher rental revenue and reducing resident turnover.

●
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

●
Real Estate-Related Investments. We intend to allocate approximately 20% of our portfolio in other real estate-related investments with the potential for high current income or significant total returns. These investments could include first and second mortgages, subordinated, bridge and other loans, debt and other securities related to or secured by real estate assets, and common and preferred equity, which may include securities of other REITs and real estate companies.  Excluded from this 20% allocation is joint venture investments in which we exercise some control.  Subject to the provisions of our charter, some of these investments may be made in connection with programs sponsored, managed or advised by our affiliates or those of our advisor.

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

Our primary objectives are to raise capital and to take advantage of favorable investment opportunities.  We believe that the current economic environment will result in investment opportunities for many high-quality real estate investments.  To the extent that we have capital available to invest, we plan to actively pursue investment opportunities to continue to execute our business plan.

Results of Operations

Year ended December 31, 2010 as compared to the year ended December 31, 2009

The SEC declared the registration statement for our best efforts initial public offering effective on October 15, 2009, and we retained Select Capital Corporation to serve as our dealer manager for the offering.  Our results of operations as of December 31, 2010 are not indicative of those expected in future periods as we are in our organizational and development stage.

Net loss increased $1.9 million when compared to the 2009 period.  We began our operations on December 3, 2009 with our acquisition of our 37.5% indirect equity interest in the Springhouse property.  During 2010 we acquired indirect equity interests in four additional properties.

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

Management and oversight fees were approximately $223,000 for the year ended December 31, 2010.  This represents the 1% asset management fee due to the Advisor for oversight of the properties and was $214,000 higher than 2009 due to the acquisitions made in 2010.

Acquisition costs were approximately $363,000 for the year ended December, 31, 2010 and relate to the acquisitions of Creekside, Meadowmont, Augusta and Hillsboro properties.  Acquisition costs were approximately $192,000 in 2009 as a result of the Springhouse acquisition.

General and administrative expenses were approximately $315,000 and include allowable operating expenses up to the 2% of average invested assets threshold.  General and administrative expenses were approximately $45,000 in 2009.  The increase in 2010 is due to increased assets on which to base the average invested assets calculation and a full year of operations compared to 2 ½ months in 2009.

Interest expense was approximately $259,000 and was for interest related to our affiliate notes used to fund our interests in the joint ventures.  Interest expense was $15,000 for 2009 and was related to an affiliate loan to fund our interest in  the Springhouse joint venture.

Equity in loss of unconsolidated joint ventures was approximately $1.1 million for the year ended December 31, 2010 and represents our ownership share of net loss from our investments in the managing member JV Entities.  The table below reflects the components of the $1.1 million loss:

	Springhouse	Creekside	Meadowmont	Augusta	Hillsboro	Total
Property Operating Results:
Rental revenue	$3,881,600	$1,423,900	$2,866,300	$931,900	$806,700	$9,910,400
Operating expenses	1,747,500	690,100	1,005,300	338,800	261,000	4,042,700
Net Operating Income (NOI)(1)	2,134,100	733,800	1,861,000	593,100	545,700	5,867,700
Interest Expense	(1,342,900)	(567,100)	(1,173,100)	(258,500)	(239,500)	(3,581,100)
Acquisition fees		(602,900)	(499,700)	(373,100)	(463,800)	(1,939,500)
Depreciation and amortization	(1,670,000)	(745,100)	(1,598,000)	(614,800)	(511,400)	(5,139,300)
Net loss	(878,800)	(1,181,300)	(1,409,800)	(653,300)	(669,000)	(4,792,200)
Net loss attributable to JV partners	544,019	892,530	1,177,400	486,238	580,292	3,680,479
	$(334,781)	$(288,770)	$(232,400)	$(167,062)	$(88,708)	$(1,111,721)
Amortization of deferred financing costs paid on behalf of joint ventures						(35,503)
Equity in net loss of unconsolidated joint ventures						$(1,147,224)

(1)
We evaluate the performance of our properties based upon NOI, which is a non-Generally Accepted Accounting Principle (“GAAP”) supplemental financial measure.  We use NOI to evaluate the operating performance of our real estate and to make decisions concerning the operation of the property.  We believe that NOI is essential to the investor in understanding the value of income-producing real estate.  Net Income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as depreciation and amortization, interest expense and corporate general and administrative expenses.  Additionally, NOI as defined by us may not be comparable to other RIETs or companies as their definitions of NOI may differ from our definition.

(2)	Aggregate debt service ratio of 1.64.

The following is a summary of our investments as of December 31, 2010.

Multifamily Community	Date Acquired	Number of Units	Occupancy %	NOI (In thousands) (1)	Debt Service Coverage Ratio	Indirect Equity Interest in Property
Springhouse at Newport News	12/03/2009	432	92%	$2,134	1.59	37.5%
The Reserve at Creekside Village	03/31/2010	192	97%	$ 734	1.29	23.31%
The Apartments at Meadowmont	04/09/2010	258	92%	$1,861	1.59	16.25%
The Estates at Perimeter	09/01/2010	240	90%	$ 593	2.29	25.00%
Gardens at Hillsboro Village	09/30/2010	201	96%	$ 546	2.28	12.50%
(1)	Please see table above for a reconciliation of our net loss to our NOI.

Year ended December 31, 2009 compared to the year ended December 31, 2008

During the period from inception (July 25, 2008) to December 31, 2008, we had been formed but had not yet commenced operations, as we had not yet begun our best-efforts initial public offering.  The results of operations represent our consolidated results from December 3, 2009, the date of our first acquisition, through December 31, 2009 and are not indicative of operating results for a full year.

Management fees were approximately $9,000 and represents the 1% asset management fee due to the Advisor for oversight of the property.

Acquisition costs were approximately $192,000 as a result of the Springhouse investment.

General and administrative expenses were approximately $45,000 and include allowable operating expenses up to the 2% of average invested assets threshold permitted under our charter limitations on total operating expenses.

Interest expense was approximately $15,000 and was related to an affiliate loan to fund our interest in the Springhouse property.

Equity in loss of unconsolidated joint venture was approximately $177,000 and represents our ownership share of net loss from our investment in the Springhouse Managing Member JV Entity acquired December 3, 2009 and is detailed as follows:

Springhouse
Rental revenue	$309,000
Operating expenses	(100,800)
Interest Expense	(106,700)
Income after debt service	101,500
Acquisition fees	(361,800)
Depreciation and amortization	(211,000)
Net loss	(471,300)
Net loss attributable to the JV partners	294,258
$(176,752)
Amortization of deferred financing costs paid on behalf of joint ventures	(365)
Equity in net loss of unconsolidated joint ventures	$(177,117)

Organization and Offering Costs

Some of our organization and offering costs were initially being paid by the Advisor, the dealer manager and their affiliates on our behalf. These organization and offering costs include all expenses (other than selling commissions and the dealer manager fee) to be paid by us in connection with our initial public offering, including but not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the escrow holder; (iii) reimbursement of the dealer manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (iv) reimbursement to the advisor for the salaries of its employees and other costs in connection with preparing supplemental sales materials; (v) the cost of educational conferences held by us (including the travel, meal and lodging costs of registered representatives of broker-dealers); and (vi) reimbursement to the dealer manager for travel, meals, lodging and attendance fees incurred by employees of the dealer manager to attend retail seminars conducted by broker-dealers. The Advisor and its affiliates have incurred on our behalf organization and offering costs of approximately $2.8 million through December 31, 2010. Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf; however, our advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by us exceed 15% of gross proceeds from our ongoing initial public offering. Through December 31, 2010, including shares issued through our DRIP, we had sold 677,618 shares in the offering for gross offering proceeds of $6,204,030 and recorded organization costs of $49,931, other offering costs of $1,339,397 and selling commissions and dealer manager fees of $565,329.

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

We generally expect to meet our short-term liquidity requirements, such as our operating and administrative expenses, continuing debt service obligations and the payment of distributions, through net cash provided by operations and net proceeds raised in our public offering.  Operating cash flow is expected to increase as additional investments are added to our portfolio.  We are continuing to raise proceeds in our ongoing public offering; however, we suspended our offering on November 17, 2010 in order to restate certain of our financial statements and selling efforts did not recommence until March 2, 2011.  In order to fund general working capital while our offering was suspended, on January 20, 2011 we entered a loan agreement for a line of credit with an affiliate of our sponsor that permits us to borrow up to $500,000 and we have borrowed $150,000 as of March 18, 2011.  Our current corporate operating expenses exceed the cash flow received from our investments in real estate joint ventures. If the rate at which we raise offering proceeds does not improve significantly, our general and administrative costs will remain higher relative to the size of our portfolio and we may be required to incur additional debt to fund our operations.  To the extent cash on hand is not sufficient to meet our short-term liquidity requirements, we expect to utilize credit facilities obtained from affiliates or unaffiliated third parties. Our sponsor has also agreed to defer payment of asset management fees, acquisition fees and operating and offering costs advanced on our behalf and current year reimbursable operating expenses through 2011 as well as to fund any remaining cash shortfall, as necessary. In addition, as our sponsor has management control of the affiliates that are lenders to us and thus has the authority to extend the notes that have maturities in 2011, it has committed to extend such notes based on our ability to repay those obligations.

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

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 300% of our net assets unless a majority of our independent directors approves the borrowing. Our charter also requires that we disclose the justification for any borrowings in excess of the 300% leverage guideline in the next quarterly report. Our independent directors approved the borrowing of up to approximately $10.3 million to purchase the Springhouse, Creekside, Meadowmont, Augusta and Hillsboro properties resulting in a leverage ratio in excess of the 300% guideline. The independent directors determined that the excess leverage was justified for the following reasons:

•	the loans enabled us to purchase the property and earn rental income more quickly;

•
the property acquisition is likely to increase the net offering proceeds from our initial public offering, thereby improving our ability to meet our goal of acquiring a diversified portfolio of properties to generate current income for investors and preserve investor capital;

•	the loans are non-recourse to us; and

•	the prospectus for our initial public offering disclosed the likelihood that we would exceed the charter’s leverage guidelines during the early stages of the offering.

Cash Flows From Operating Activities

As of December 31, 2010, we owned indirect equity interests in five real estate properties.  During the year ended December 31, 2010, net cash used in operating activities was $870,105 and consisted of the following:

•	A net loss of $2,306,870;

•	Increase in receivables from affiliates of $542,529; and

•	Increase in other assets of $82,679.

This was offset by the following:

•	Cash distributions received for our unconsolidated joint ventures of $392,013;

•	Non cash adjustments that increase our cash flow from operations:

o
loss in unconsolidated joint ventures of $1.1 million.  This amount includes our pro-rata share of (1) non cash adjustment for the depreciation and amortization at the property level and (2) any non-recurring acquisition costs incurred in the year we acquired our indirect equity interest in the property;

o	Non cash adjustment for director’s stock compensation of $56,875; and

•	Increase in accounts payable and accrued liabilities of $465,861.

Cash Flows From Investing Activities

Our cash used in investing for the year ended December 31, 2010 was $5.5 million for the acquisition of the indirect equity interests in the real estate properties indicated above.

Cash Flows From Financing Activities

Our cash flows from financing consist primarily of proceeds from our ongoing initial public offering and proceeds from affiliate loans less distributions paid to our stockholders.  For the year ended December 31, 2010, net cash provided by financing activities was $6.3 million and consisted of the following:
•
$4.3 million of cash provided by offering proceeds related to our initial public offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $565,000, (2) reimbursement of other offering costs to affiliates in the amount of $508,000 and (3) offering costs paid by us directly in the amount of $832,000;

•	$2.1 million of proceeds from affiliate loans, net of repayments.

This was offset by $129,374 of net cash distributions, after giving effect to distributions reinvested by stockholders of $63,000.

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative.. We define FFO, consistent with the NAREIT’s definition, as net income, computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joints ventures will be calculated to reflect FFO on the same basis.

 In addition to FFO, we use modified funds from operations ("Modified Funds from Operations" or "MFFO"), which does not include one-time acquisition expenses to further evaluate our operating performance. We believe that MFFO with this adjustment, like those already included in FFO, is helpful as a measure of operating performance because it excludes costs that management considers more reflective of investing activities or non-operating valuation changes. Accordingly, we believe that MFFO can be a useful metric to assist management, investors and analysts in assessing the sustainability of operating performance. Management's evaluation of our operating performance excludes acquisition expenses based on the following economic considerations:

In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management's investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Acquisition costs related to business combinations are to be expensed.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management's analysis of the investing and operating performance of our properties.  In additions, it provides investors with information about our operating performance so they can better assess the sustainability of our operating performance.  Acquisition expenses include those incurred with the Advisor or third parties. The following tables present our calculation of FFO and MFFO for the years ended December 31, 2010 and 2009. Because we have been raising capital in our public offering since our inception, did not commence real estate operations until the end of 2009, and have made several additional equity investments in 2010, the results presented below are not directly comparable and should not be considered an indication of our historical operating performance.

Table 1 presents our pro-rata share of MFFO generated by our indirect equity interest in the properties. Table 2 presents a reconciliation of FFO and  MFFO from our consolidated net loss.

TABLE 1	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Springhouse	$282,089	$38,076
Creekside	38,980	-
Meadowmont	108,547	-
Augusta	80,882	-
Hillsboro	37,509	-
Pro rata share of property level MFFO(1)	548,007	38,076
Affiliate loan interest, net(2)	(258,753)	(15,320)
		-
MFFO before operating expenses	289,254	22,756
Operating expenses (3)	(495,739)	(54,896)
MFFO	$(206,485)	$(32,140)

(1)	All properties, except Springhouse were acquired in 2010.

(2)	Short term notes to be paid from proceeds of the equity raise.

(3)	Reflects up to the 2% operating expense limitation on total operating expenses imposed by our charter.

TABLE 2	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009
Net loss	$(2,306,870)	$(438,921)
Add:
Pro rata share of unconsolidated JV depreciation and amortization (1)	1,261,477	79,139
FFO	(1,045,393)	(359,782)
Add:
Pro rata share of unconsolidated JV acquisitions costs (1)	426,211	135,689
Acquisition costs per income statement	362,766	191,953
Organizational costs	49,931	-
MFFO	$(206,485)	$(32,140)
(1) This represents our share of depreciation and amortization expense and acquisition costs at the properties that we account for under the equity method of accounting.

Operating cash flow, FFO and MFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and MFFO, such as tenant improvements, building improvements and deferred leasing costs.

Presentation of this information is intended to assist the reader in comparing the sustainability of the operating performance of different REITs, although it should be noted that not all REITs calculate FFO or MFFO the same way, so comparisons with other REITs may not be meaningful.  FFO or MFFO should not be considered as an alternative to net income (loss), as an indication of our liquidity, nor is either indicative of funds available to fund our cash needs, including our ability to make distributions.  Both FFO and MFFO should be reviewed in connection with other GAAP measurements.

Provided below is additional information related to selected non-cash items included in net loss above, which may be helpful in assessing our operating results.

•	Directors stock compensation of $56,875 and $36,250 was recognized for the years ended December 31, 2010 and 2009, respectively

•	Amortization of deferred financing costs paid on behalf of our joint ventures of approximately $35,503 and $365 was recognized for the years ended December 31, 2010 and 2009, respectively.

Distributions

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

Cash amounts distributed to stockholders during the year ended December 31, 2010 were $129,374. Distributions funded through the issuance of shares under the DRIP during the year ended December 31, 2010 were $63,334.  For the year ended December 31, 2010, cash flows used in operations were $870,105.  Accordingly for the year ended December 31, 2010 cash flow from operations did not exceed cash amounts distributed to stockholders.  The shortfall for the year ended December 31, 2010 was funded from proceeds from the Offering.

Distributions declared, distributions paid, cash flows from operations and  funds from operations (“FFO”) and modified funds from operations (“MFFO”) were as follows:

	Distributions Declared			Distributions Paid
2010	Cash	Reinvested	Total	Cash	Reinvested	Total	Cash Flow from Operations	FFO
Fourth Quarter	$100,266	$15,641	$115,907	$79,343	$29,439	$108,782	$(378,058)	$(99,778)
Third Quarter	52,630	36,802	89,432	45,952	31,422	77,374	(572,386)	(386,805)
Second Quarter	16,764	10,891	27,655	4,079	2,473	6,552	(30,952)	(326,068)
First Quarter (1)	-	-	-	-	-	-	$111,291	($237,515)
Year to Date	$169,660	$63,334	$232,994	$129,374	$63,334	$192,708	$(870,105)	$(1,050,166)

(1)	We paid our first distribution to shareholders on June 1, 2010.

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

Off Balance Sheet Arrangements

Investments in Unconsolidated Joint Ventures

We have the following indirect equity interests in unconsolidated joint ventures that own and operate rental properties:

Property	Indirect Equity Interest in Property
Springhouse	37.50%
Creekside	23.31%
Meadowmont	16.25%
Augusta	25.00%
Hillsboro	12.50%

Our unconsolidated subsidiaries are primarily engaged in the management and operation of multifamily real estate properties.  The equity method of accounting (see Critical Accounting Policies) is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet. Total assets of our unconsolidated subsidiaries were $138 million as of December 31, 2010.

Subsequent Events

Status of the Offering

Our offering was suspended from November 17, 2010 until March 2, 2011 in connection with our determination to restate certain of our financial statements.

Distributions Paid

Month	Date Paid	Total Distribution	Cash Distribution	Dollar amount of Shares Issued pursuant to DRIP
December 2010	January 3, 2011	$40,286	$40,286	$ -
January 2011	February 3, 2011	40,286	25,098	15,188
February 2011	March 1, 2011	36,468	23,752	12,716

Distributions Declared

On January 13, 2011 our Board of Directors declared distributions based on daily record dates for the period from January 13, 2011 through March 31, 2011.

On March 22, 2011, our Board of Directors declared distributions based on daily record dates for the period from April 1, 2011 through July 31, 2011.  Distributions payable to each stockholder of record were or will be paid in cash on or before the 15th day of the following month.

Distributions are calculated based on stockholders of record per day during the period at a rate of $0.00191781 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share.

Affiliate Note Payable

On January 20, 2011, BEMT Meadowmont, LLC, a wholly owned subsidiary of our operating partnership (“BEMT Meadowmont”) entered into an agreement with Bluerock Special Opportunity + Income Fund II, an affiliate of our sponsor (“SOIF II”) for a line of credit represented by a promissory note (the “Note”).  Under the terms of the Note, BEMT Meadowmont may borrow, from time to time, up to $500,000, for general working capital.  The Note has a six-month term from the date of the first advance and matures on July 20, 2011.  It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized.  Interest on the loan will be paid on a current basis from cash flow distributed to us from BR Meadowmont JV Member, LLC (the “Meadowmont JV Member”).  The Note is secured by a pledge of our indirect membership interest in the Meadowmont Property and a pledge of our direct membership interest in the Meadowmont JV Member.  As of March 18, 2011 we had borrowed $150,000.

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures

During the fourth quarter of 2010, our audit committee met and, in consultation with and upon management’s recommendation, determined that the financial statements included in our previously issued Annual Report on Form 10-K for the year ended December 31, 2009 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2010 and June 30, 2010 should no longer be relied upon because of adjustments to our accounting policies.  We filed amended reports in the first quarter of 2011 to restate the financial statements included in those reports.  In connection with the determination to restate our financial statements, our management determined that we had not maintained a sufficient complement of personnel with the extensive familiarity with accounting literature necessary to identify, research and analyze certain issues to ensure the proper selection, application and implementation of GAAP.  Management has since worked to strengthen its accounting and finance team to correct the internal control deficiency identified.  At this time, based on the size of our organization and the expertise level of our current accounting and finance team, we believe we have taken the steps necessary to correct the weakness in our disclosure controls and procedures noted above.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2010, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were  effective as of December 31, 2010, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f).  Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2010, the effectiveness of our internal control over financial reporting using the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls, as of December 31, 2010, were effective.

Item 9B.  Other Information

Entry into Amended and Restated Advisory Agreement

On March 30, 2011, we entered an amended and restated advisory agreement with the Advisor.  The amendment changes the timing in which the Advisor is repaid for amounts in excess of the limit on total operating expenses approved by our independent directors as justified based on unusual and non-recurring factors.  Under the previous advisory agreement, amounts approved in excess of the total operating expense limit were carried forward to subsequent periods.  Under the amended and restated advisory agreement, such amounts, once approved, may be repaid to the Advisor in such period as the Advisor, in its discretion, requests.

Sponsor’s Agreement to Provide Us Financial Support and to Defer Payment of Certain Fees

On March 28, 2011, our sponsor, Bluerock Real Estate, LLC, confirmed its agreement to provide financial support to us sufficient for us to satisfy all of our obligations and debt service requirements as they come due until at least January 1, 2012 and will satisfy, on a timely basis, all of our liabilities and obligations that we are unable to satisfy when due from March 28, 2011, through and including January 1, 2012.  In addition, our sponsor has agreed to defer payment of current year property and asset management fees and operating expenses that are allocated to us, acquisition fees, property and asset management fees and other costs, and operating expenses which have been accrued as of December 31, 2010, and offering costs advanced on our behalf.  In addition, our sponsor, which has management control of the affiliates that are lenders to us, has the authority to extend and will extend the notes beyond December 31, 2011, depending on our ability to repay those obligations.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Our Executive Officers and Directors

The individuals listed as our executive officers below also serve as officers and employees of our advisor. As executive officers of the advisor, they manage our day-to-day affairs and carry out the directives of our Board of Directors in the review, selection and recommendation of investment opportunities, and operating our acquisitions and monitoring the performance of those acquisitions to ensure that they are consistent with our investment objectives.  The duties our executive officers perform on our behalf, on the other hand, will not involve the review, selection and recommendation of investment opportunities, but rather the performance of corporate governance activities on our behalf that require the attention of one of our corporate officers, including signing certifications required under Sarbanes-Oxley Act of 2002, as amended, for filing with the our periodic reports.  All of the individuals listed below as our directors have terms expiring on the date of the 2011 annual meeting or until his or her successor is elected and qualified.

Name*	Age**	Position	Year First Became Director
R. Ramin Kamfar	47	Chairman of the Board and Chief Executive Officer	2008
James G. Babb, III	46	President, Chief Investment Officer and Director	2008
Jordan B. Ruddy	48	Senior Vice President and Chief Operating Officer	N/A
Jerold E. Novack	55	Senior Vice President and Chief Financial Officer	N/A
Michael L. Konig	50	Senior Vice President, Secretary and General Counsel	N/A
Brian D. Bailey	44	Independent Director	2009
I. Bobby Majumder	42	Independent Director	2009
Romano Tio	51	Independent Director	2009

* The address of each executive officer and director listed is Heron Tower, 70 East 55th Street, 9th Floor, New York, New York 10022.

** As of March 18, 2011.

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

Mr. Bailey founded and currently serves as the Managing Member of Carmichael Partners, LLC, a private equity investment firm based in Charlotte, North Carolina. From December 2008 to December 2009, Mr. Bailey served as a Senior Advisor of Carousel Capital, LLC, a private equity investment firm. From April 2000 to December 2008, Mr. Bailey served as a Managing Partner of Carousel Capital. Since its inception, Carousel has made portfolio investments in more than 25 operating companies and has completed numerous additional acquisitions and financings related to these portfolio companies, including sale leaseback transactions, and has utilized such financings in several of its investments. Mr. Bailey’s duties at Carousel Capital included sourcing and evaluating investment opportunities, managing the firm’s investment process, serving on the firm’s Investment Committee, managing the firm’s fundraising efforts and communications with its limited partners and Board of Advisors, and serving as a director on the boards of certain portfolio companies, some of which have meaningful real estate assets on their balance sheets. Thus, Mr. Bailey has been involved in the management of numerous real estate issues over the course of his involvement with such portfolio companies. From 1999 to 2000, Mr. Bailey was a team member of Forstmann Little & Co., a private equity firm in New York, New York. From 1996 to 1999, Mr. Bailey was a Principal at the Carlyle Group, a global private equity firm in Washington, D.C. Earlier in his career, Mr. Bailey worked in the leveraged buyout group at CS First Boston in New York, New York and in the mergers and acquisitions group at Bowles Hollowell Conner & Company in Charlotte, North Carolina. Mr. Bailey has also worked in the public sector, as Assistant to the Deputy Chief of Staff and Special Assistant to the President at the White House from 1994 to 1996 and as Director of Strategic Planning and Policy at the U.S. Small Business Administration in 1994. He currently serves as a director of the Telecommunications Development Fund, a private equity investment fund headquartered in Washington, DC, and as a trustee at the North Carolina School of Science and Mathematics. Mr. Bailey received a B.A. degree in Mathematics and Economics in 1988 from the University of North Carolina at Chapel Hill and an M.B.A. degree in 1992 from the Stanford Graduate School of Business, located in Stanford, California.

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

Selection of Directors

In determining the composition of our Board of Directors, our goal was to assemble a group of individuals of sound character, judgment and business acumen, whose varied backgrounds, leadership experience and real estate experience would complement each other to bring a diverse set of skills and perspectives to the board.

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

Our Board of Directors selected Mr. Babb to serve as one of our directors because of his extensive expertise in real estate acquisition, management, finance and disposition. With more than 20 years of experience investing in and managing real estate investments, Mr. Babb offers key insights and perspective with respect to our real estate portfolio. As one of our executive officers and the Chief Investment Officer of our advisor, Mr. Babb also informs and advises the board with respect to the critical operational issues facing our company.

Our Board of Directors selected Mr. Bailey as one of our independent directors to leverage his extensive experience in sourcing, evaluating, structuring and managing private equity investments and his experience related to real estate and real-estate related debt financing.  In addition, Mr. Bailey’s prior service on the audit committees of numerous privately held companies provides him with the requisite skills and knowledge to serve effectively on our audit committee.

Our Board of Directors selected Mr. Majumder as one of our independent directors due to his depth of legal experience in advising clients with respect to corporate and securities transactions, including representations of underwriters, placement agents and issuers in both public and private offerings.  Mr. Majumder also brings with him significant legal experience relating to the acquisition of a number of types of real estate assets.

Our Board of Directors selected Mr. Tio as one of our independent directors as a result of his demonstrated leadership skill and industry-specific experience developed through a number of high-level management positions with investment and advisory firms specialized in the commercial real estate sector.

Code of Ethics and Whistleblower Policy

Our Board of Directors adopted a Code of Ethics, Whistleblower Policy, and Corporate Governance Guidelines on January 14, 2009 that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and all members of our Board of Directors.  We believe these policies are reasonably designed to deter wrongdoing and promote honest and ethical conduct; full, fair, accurate, timely, and understandable disclosure in our reporting to our stockholders and the SEC; compliance with applicable laws; reporting of violations of the code; and accountability for adherence to the code.  Copies of our Code of Ethics, Whistleblower Policy, and Corporate Governance Guidelines are filed as exhibits to this Form 10-K.

Item 11.  Executive Compensation

Compensation of Executive Officers

We are externally managed by our advisor and have no employees; therefore, we do not pay any compensation directly to our named executive officers.  Pursuant to our advisory agreement we pay our advisor certain fees and reimburse certain expenses.  See “Certain Transactions with Related Persons” below.  Included in the expenses for which we reimburse our advisor are compensation reimbursements for the portion of certain of our named executive officers’ salaries and benefits allocated to us for their services related to our operations.  We do not reimburse compensation expenses to the extent such individuals perform services in transactions for which our advisor receives an acquisition fee, origination fee or disposition fee.

For the years ended December 31, 2009 and 2010, we are obligated to reimburse our advisor for compensation amounts it paid to our Chief Financial Officer for services rendered on our behalf.  For the year ended December 31, 2010, we also obligated to reimburse our advisor for compensation amounts it paid to our Chief Operating Officer for services rendered on our behalf.  The amounts we are obligated to reimburse to our advisor for compensation paid to our Chief Financial Officer and Chief Operating Officer were less than $100,000, and as we reimbursed no amounts related to our Chief Executive Officer’s compensation, as a smaller reporting company we have omitted a discussion of compensation paid to our executive officers.  To the extent necessary to discharge any board responsibilities in the future relating to compensation of our executives, our board intends to appoint a compensation committee composed of our independent directors.  Officers will be eligible for awards under our Incentive Plan, however, we currently do not intend to grant any such awards, and no awards have been granted to our executive officers under our Incentive Plan.

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

We have provided below certain information regarding compensation earned by and paid to our directors during fiscal year 2010.

Name	Fees Earned or Paid in Cash in 2010 (1)	Restricted Stock Awards (2)	Total
Brian D. Bailey	$33,000	$15,000	$48,000
I. Bobby Majumder	$32,000	$15,000	$47,000
Romano Tio	$33,000	$15,000	$48,000
R. Ramin Kamfar(3)	−	−	−
James G. Babb, III(3)	−	−	−
_____________________

 (1). (1) Includes a $1,000 payment related to a joint board of directors/audit committee meeting held on November 11, 2010 and paid in 2011 and the portion of the $25,000 annual retainer paid in 2010 for services to be rendered in 2011 of $10,416.67.

(2) Value of vested portion of October 15, 2009 and March 15, 2010 restricted stock grants as of March 18, 2011.

(3) Directors who are also our executive officers do not receive compensation for services rendered as a director

We pay each of our independent directors:

•	an annual retainer of $25,000;

•	$2,500 for each board meeting attended;

•	$2,000 for each committee meeting attended; and

•	$1,000 for each teleconference meeting of the board or any committee.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.

We have approved and adopted an independent directors’ compensation plan, which  operates as a sub-plan of our Incentive Plan.  Under the independent directors compensation plan and subject to such plan’s conditions and restrictions, each of our current independent directors received 5,000 shares of restricted stock on October 15, 2009, the date our offering was declared effective by the SEC. Going forward, each new independent director that joins the board will receive 5,000 shares of restricted stock upon election or appointment to the board. In addition, on the date following an independent director’s re-election to the board, he or she will receive 2,500 shares of restricted stock. Restricted stock will vest as to 20% of the shares on the date of grant and as to 20% of the shares on each of the first four anniversaries of the date of grant. Notwithstanding the foregoing, the restricted stock will become fully vested on the earlier occurrence of (1) the termination of the grantee’s service as a director due to his or her death, disability or termination without cause or (2) the occurrence of a change in our control.

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Stock Ownership

The following table sets forth the beneficial ownership of our common stock as of March 18, 2011, for each person or group that holds more than 5% of our common stock, for each director and executive officer and for our directors and executive officers as a group

Name of Beneficial Owner (1)	Number of Shares Beneficially Owned (2)	Percent of All Shares
R. Ramin Kamfar (3)	24,089	3.5%
James G. Babb, III	-
Jordan B. Ruddy	-
Jerold E. Novack	-
Michael L. Konig	-
Brian D. Bailey	7,800	1.17%
I. Bobby Majumder	7,800	1.17%
Romano Tio	7,752	1.16%
All directors and executive officers as a group	47,441	7.0%

(1)	The address of each beneficial owner listed is Heron Tower, 70 East 55th Street, 9th Floor, New York, New York 10022.

(2)	None of the shares are pledged as security.

(3)
As of March 18, 2011, BER Holdings, LLC owned 23,089 shares of our common stock, all of which is issued and outstanding stock, and our advisor owned 1,000 shares of convertible stock, all of which is issued and outstanding. Our advisor is controlled by BER Holdings, LLC, which is controlled by Mr. Kamfar. Thus, Mr. Kamfar has the power to direct how BER Holdings, LLC votes its shares of common stock.

Equity Compensation Plan

We have adopted the Bluerock Enhanced Multifamily Trust, Inc. Long Term Incentive Plan, which we refer to as the Incentive Plan, in order to enable us to (1) provide an incentive to our employees, officers, directors, and consultants and employees and officers of our advisor to increase the value of our common stock, (2) give such persons a stake in our future that corresponds to the stake of each of our stockholders, and (3) obtain or retain the services of these persons who are considered essential to our long-term success, by offering such persons an opportunity to participate in our growth through ownership of our common stock or through other equity-related awards. We intend to issue awards only to our independent directors under our Incentive Plan (which awards will be granted under the independent director’s compensation plan).  We have reserved and authorized an aggregate number of 2,000,000 shares of our common stock for issuance under the Incentive Plan.

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan, as of December 31, 2010.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders(1)	—	—	1,977,500

Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,977,500

(1) We have granted each of our independent directors 5,000 shares of restricted stock as of the commencement of the Initial Public Offering on October 15, 2009, and 2,500 shares of restricted stock as of their reelection to the Board of Directors on March 15, 2010.  The restricted stock vests as to 20% of the shares on the date of grant and as to 20% of the shares on each of the first four anniversaries of the date of the grant thereafter.

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

Certain Transactions with Related Persons

As described further below, we have entered into agreements with certain affiliates pursuant to which they will provide services to us.  Our independent directors have reviewed the material transactions between our affiliates and us since the beginning of 2010 as well as any such currently proposed transactions.  Set forth below is a description of such transactions and the independent directors’ determination of their fairness.

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

Our advisor is subject to the supervision of our Board of Directors and only has such authority as we may delegate to it as our agent. The advisory agreement has a one-year term expiring October 15, 2011, and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and us.  Additionally, either party may terminate the advisory agreement without penalty upon 60 days’ written notice and, in such event, our advisor must cooperate with us and our directors in making an orderly transition of the advisory function.  We have compensated our advisor pursuant to the advisory agreement as set forth below.

Our advisor or its affiliates may pay some of our organization and offering costs (other than selling commissions and dealer manager fees) incurred in connection with our ongoing public offering, including our legal, accounting, printing, mailing and filing fees.  We reimburse our advisor for these costs, but only to the extent that the reimbursement would not cause selling commissions, the dealer manager fee and other organization and offering expenses borne by us to exceed 15% of the gross offering proceeds of our ongoing public offering.  In addition, our advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by us in the offering exceed 15% of gross offering proceeds. As of December 30, 2010 the advisor has incurred on our behalf organization and offering costs of approximately $2.8 million of which $508,000 has been reimbursed to the advisor in 2010. We met the minimum number of shares in the Initial Public Offering on May 20, 2010 and the costs paid by the advisor on our behalf became a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Initial Public Offering.  As of December 31, 2010, we had recognized organization and offering costs, other than selling commissions and dealer manager fees of $1.3 million of which $832,000 was incurred directly by us and $508,000 was reimbursed to the advisor.  When recorded by us, organization costs were expensed and offering costs, which include selling commissions and dealer manager fees, are charged to stockholders’ equity.  No organization and offering costs were recognized as of December 31, 2009 as the minimum number of shares of our common stock had not been issued.

We incur acquisition fees payable to our advisor equal to 1.75% of the cost of our acquired investments, including acquisition expenses and any debt attributable to such investments. With respect to investments in and originations of loans, in lieu of an acquisition fee we pay our advisor an origination fee equal to 1.75% of the amount funded by us to acquire or originate mortgage, mezzanine, bridge or other loans, including any expenses related to such investment and any debt we use to fund the acquisition or origination of the loan.  Acquisition and origination fees relate to services provided in connection with the selection and acquisition or origination of real estate and real estate-related investments.  Acquisition fees totaled approximately $363,000 and $192,000, respectively for the years ended December 31, 2010 and 2009, which were expensed when incurred.  We paid no origination fees during the periods.

In addition to acquisition and origination fees, we reimburse our advisor for amounts that it pays in connection with the selection, acquisition or development of a property or the selection and acquisition or origination of a real estate-related investment, whether or not we ultimately acquire the asset. From January 1, 2010 through December 31, 2010, our advisor and its affiliates did not incur any such costs.

For asset management services, we pay our advisor a monthly fee equal to one-twelfth of 1.0% of the higher of the cost or value of each asset, where cost excludes acquisition fees and expenses but includes any debt attributable to the asset, as well as any costs we expend to develop, construct or improve an asset and where value is the fair market value established by an independent valuation report.  However, 50% of the asset management fee will not be payable until stockholders have received distributions in an amount equal to at least a 6.0% per annum cumulative, non-compounded return.  As of June 1, 2010, we had satisfied this requirement and 100% of the asset management fee is payable.  Asset management and oversight fees totaled approximately $223,000 and $9,000, respectively for the years ended December 31, 2010 and 2009and were expensed when incurred

Under our advisory agreement our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and information technology costs.  We do not, however, reimburse our advisor for personnel costs in connection with services for which our advisor receives acquisition, origination or disposition fees or for personnel costs related to the salaries of our executive officers.  From January 1, 2009 through December 31, 2010, our advisor and its affiliates incurred approximately $677,000 of operating expenses on our behalf, which amount has not yet been reimbursed as of March 18, 2011.   Our charter limits our total operating expenses at the end of four preceding fiscal quarters to the greater of (A) 2% of our average invested assets, or (B) 25% of our net income determined (1) without reductions for any additions to reserves for depreciations, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period unless a majority or our independent directors determines that such expenses were justified based on unusual and non-recurring factors.  Due to the limitations discussed above and because operating expenses incurred directly by us have exceeded the 2% threshold the amount due to the advisor has not been recorded on our income statement.  Further, approximately $974,000 has been recorded as a receivable from the advisor for the excess operating expenses over the 2% threshold incurred directly by us.  On March 22, 2011 our Board of Directors, including all of our independent directors, reviewed our total operating expenses for the four fiscal quarters ended December 31, 2009 (and the four fiscal quarters ended each quarter after )and the four fiscal quarters to end  March 31, 2011 and unanimously determined the excess to be justified because of the costs of operating a public company and our early stages of operating.  Upon this approval these costs, totaling approximately $1.7 million,  were expensed and $677,000 became a liability to us.

The independent directors reviewed our relationship with our advisor during 2010 and considered it to be fair.  The independent directors believe that the amounts payable to the advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for the advisor to provide the desired level of services to us and our stockholders.

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

Sponsor’s Agreement to Provide Us Financial Support and to Defer Payment of Certain Fees

On March 28, 2011, our sponsor, Bluerock Real Estate, LLC, confirmed its agreement to provide financial support to us sufficient for us to satisfy all of our obligations and debt service requirements as they come due until at least January 1, 2012 and will satisfy, on a timely basis, all of our liabilities and obligations that we are unable to satisfy when due from March 28, 2011, through and including January 1, 2012.  In addition, our sponsor has agreed to defer payment of current year property and asset management fees and operating expenses that are allocated to us, acquisition fees, property and asset management fees and other costs, and operating expenses which have been accrued as of December 31, 2010, and offering costs advanced on our behalf.  In addition, our sponsor, which has management control of the affiliates that are lenders to us, has the authority to extend and will extend the notes beyond December 31, 2011, depending on our ability to repay those obligations.

Proposed Transition to Affiliated Dealer Manager

We are in the process of seeking regulatory approval to transfer the dealer manager duties for this offering from our current dealer manager, Select Capital Corporation, a third party, to Halcyon Capital Markets, LLC, our affiliate.  An affiliate of our sponsor, BR Capital Markets, LLC currently owns a 20% interest in Halcyon Capital Markets, and the remaining 80% interest is owned by Halcyon Holdings, LLC.  BR Capital Markets is 100% owned by R. Ramin Kamfar, a principal of our advisor.   We expect that prior to Halcyon Capital Markets assuming dealer manager responsibilities for this offering, BR Capital Markets will acquire an 80% interest in Halcyon Capital Markets.

We expect that upon receipt of all required regulatory approvals, Halcyon Capital Markets will assume the role of dealer manager for the remainder of the offering period.  We are currently negotiating the terms of the dealer manager agreement with Halcyon Capital Markets; however, we expect the terms would be substantially the same as our current dealer manager agreement with Select Capital Corporation.  Pursuant to the terms of our current dealer manager agreement our dealer manager receives a selling commission of 7% of the gross proceeds from the sale of shares of our common stock in the primary offering. Our dealer manager also receives 2.6% of the gross proceeds from the sale of shares in the primary offering in the form of a dealer manager fee as compensation for acting as our dealer manager. Our dealer manager does not receive any selling commission or dealer manager fee for shares sold pursuant to our distribution reinvestment plan. We also reimburse our dealer manager for bona fide due diligence expenses incurred and supported by detailed and itemized invoices.

Affiliate Loans

In connection with our investment in the Springhouse joint venture, on December 3, 2009, BEMT Springhouse LLC, a wholly-owned subsidiary of our operating partnership (“BEMT Springhouse”), entered into a loan agreement with Bluerock Special Opportunity + Income Fund (“BEMT Co-Investor”) pursuant to which BEMT Springhouse borrowed $2.8 million (the “BEMT Co-Investor Springhouse Loan”). The BEMT Co-Investor Springhouse Loan initially had a six-month term, maturing June 3, 2010, which was subsequently extended to December 3, 2010 and again to June 3, 2011.  A partial repayment in the amount of $1.1 million was made on June 23, 2010. It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. For the years ended December 31, 2010 and 2009, the interest rate on the BEMT Co-Investor Springhouse Loan was 7.00%. Interest on the loan will be paid on a current basis from cash flow distributed to us from BR Springhouse Managing Member, LLC (the “Springhouse Managing Member JV Entity”). The BEMT Co-Investor Springhouse Loan is secured by a pledge of our indirect membership interest in the Springhouse property and a pledge of BEMT Springhouse’s membership interest in the Springhouse Managing Member JV Entity.

In connection with our investment in the Creekside joint venture, on March 31, 2010, BEMT Creekside entered into a loan agreement with BEMT Co-Investor II pursuant to which it was authorized to borrow up to $1.1 million (the “BEMT Co-Investor II Creekside Loan”), with respect to which BEMT Co-Investor II had advanced $542,000 in connection with closing.  The BEMT Co-Investor II Creekside Loan had a six-month term, maturing December 31, 2010, and could be prepaid without penalty.  It bore interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized.  The BEMT Co-Investor II Creekside Loan was secured by a pledge of our indirect membership interest in the Creekside property and a pledge of BEMT Creekside’s membership interest in the Creekside Managing Member JV Entity.  The loan plus accrued interest was paid in full on September 28, 2010.

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

In connection with our investment in the Augusta joint venture, on September 1, 2010, BEMT Augusta entered into a loan agreement with BEMT Co-Investor pursuant to which it borrowed $1.9 million (the “BEMT Co-Investor Augusta Loan”), in connection with the Augusta Property closing.  The BEMT Co-Investor Augusta Loan initially had a six-month term maturing February 28, 2011, which was subsequently extended to August 31, 2011.  The loan may be prepaid without penalty.  It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized.  Interest on the loan will be paid on a current basis from cash flow distributed to us from the Augusta Managing Member JV Entity.  The BEMT Co-Investor Augusta Loan is secured by a pledge of our indirect membership interest in the Augusta property and a pledge of BEMT Augusta’s membership interest in the Augusta Managing Member JV Entity.

In connection with our investment in the Hillsboro joint venture, on September 30, 2010, BEMT Hillsboro entered into a loan agreement with BEMT Co-Investor II pursuant to which it borrowed $1.3 million (the “BEMT Co-Investor II Hillsboro Loan).  The BEMT Co-Investor II Hillsboro Loan initially had a six-month term maturing March 31, 2011, which was subsequently extended to September 30, 2011.  The loan may be prepaid without penalty.  It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized.  Interest on the loan will be paid on a current basis from cash flow distributed to us from the Hillsboro Managing Member JV Entity. The BEMT Co-Investor II Hillsboro Loan is secured by a pledge of our indirect membership interest in the Hillsboro property and a pledge of BEMT Hillsboro’s membership interest in the Hillsboro Managing Member JV Entity.

 In accordance with the requirements of our charter, the affiliate loans were reviewed and approved by a majority of our Board of Directors (including a majority of our independent directors) as being fair, competitive, and commercially reasonable and no less favorable to us than loans between unaffiliated parties under the same circumstances.  Furthermore, due to the unique investment opportunities presented, including the opportunity to distinguish ourselves competitively from other early-stage non-traded REITs, our

Board of Directors expressly considered and approved leverage in excess of our general charter-imposed limitations in connection with entering into the affiliate loans.

Item 14.  Principal Accounting Fees and Services.

Independent Auditors
           KPMG, LLP has served as our independent auditors since August 23, 2010. The appointment of KPMG, LLP as our independent public accountants was unanimously approved by the Board of Directors. KPMG, LLP is the successor to our former independent auditors, Freedman & Goldberg (“Freedman”).  Freedman served as our independent auditors from our formation until August 23, 2010.

The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Freedman & Goldberg (“F&G”) for the years ended December 31, 2010 and 2009 and by KPMG, LLP for the year ended December 31, 2010, are set forth in the table below.

	2010	2009
A Audit fees
F&G	$85,440	$31,030
KPMG	95,000	-
Audit-related fees
F&G	97,560	66,278
KPMG		-
Tax fees		1,610
All other fees		-
Total	$278,000	$98,918

For purposes of the preceding table professional fees are classified as follows:

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

Since October 15, 2009, when we became a reporting company under Section 15(d) of the Securities Exchange Act of 1934, all services rendered by our independent auditors have been pre-approved in accordance with the policies and procedures described above.

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

DATE: March 31, 2011                                                                                 /s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

DATE: March 31, 2011                                                                                  /s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)
DATE: March 31, 2011                                                                                  /s/ Jerold E. Novack
Jerold E. Novack
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

DATE: March 31, 2011                                                                                  /s/ Brian D. Bailey
Brian D. Bailey
Director

DATE: March 31, 2011                                                                                  /s/ I Bobby Majumder
I Bobby Majumder
Director

DATE: March 31, 2011                                                                                  /s/ Romano Tio
Romano Tio
Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Bluerock Enhanced Multifamily Trust, Inc.

We have audited the accompanying consolidated balance sheet of Bluerock Enhanced Multifamily Trust, Inc. and subsidiaries as of December 31, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bluerock Enhanced Multifamily Trust, Inc. and subsidiaries as of December 31, 2010 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG, LLP

Indianapolis, Indiana
March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bluerock Enhanced Multifamily Trust, Inc.

We have audited the accompanying consolidated balance sheet of Bluerock Enhanced Multifamily Trust, Inc. as of December 31, 2009, and the related consolidated statement of operations, stockholders’ equity, and cash flow for the year then ended.   These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluerock Enhanced Multifamily Trust, Inc. as of December 31, 2009, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Freedman & Goldberg, CPAs, PC

Farmington Hills, MI

March 31, 2010

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
 CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009
ASSETS

Investments in unconsolidated real estate joint ventures	$6,301,860	$2,385,450
Cash and cash equivalents	125,237	186,863

Due from affiliates	524,248	-
Other assets	82,679	-
TOTAL ASSETS	$7,034,024	$2,572,313

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable to affiliates	$4,834,578	$2,754,520
Accounts payable	219,686	15,320
Other accrued liabilities	261,495	-
Due to affiliates	-	18,281
Distributions payable	40,286	-

Total liabilities	5,356,045	2,788,121

Redeemable common stock	63,334

Stockholders' equity
Preferred stock, $0.01 par value, 250,000,000 shares
authorized; none issued and outstanding
Common stock, $0.01 par value, 749,999,000 shares authorized;
677,618 and 37,200 shares issued and outstanding as of
December 31, 2010 and 2009, respectively	6,776	372
Nonvoting convertible stock, $0.01 par value per share;
1,000 shares authorized, issued and outstanding	10	10
Additional paid-in-capital, net of costs	4,586,644	222,731
Cumulative distributions and net losses	(2,978,785)	(438,921)

Total stockholders' equity	1,614,645	(215,808)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$7,034,024	$2,572,313

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC
CONSOLIDATED STATEMENTS OF OPERATIONS

.

	For the years ended December 31,
	2010	2009
Expenses
Asset management and oversight fees to affiliates	$223,436	$9,140
Acquisition costs to affiliates	362,766	191,953
General and administrative	314,691	45,391

Total expenses	900,893	246,484

Other operating activities
Equity in loss of unconsolidated joint ventures (Note 5)	(1,147,224)	(177,117)

Operating loss	(2,048,117)	(423,601)

Other expense

Interest expense to affiliates, net	(258,753)	(15,320)
Total other expense	(258,753)	(15,320)

Net loss	$(2,306,870)	$(438,921)

Basic and diluted loss per share	$(6.95)	$(17.28)

Weighted average number of shares outstanding	333,701	25,405

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Cumulative Distributions	Net loss	Total Stockholders' Equity
Balance, January 1, 2009	1,000	$10	22,200	$222	$200,769	$-	$-	$201,001
Issuance of restricted stock, net			15,000	150	36,100			36,250
Deferred offering costs					(14,138)			(14,138)
Net Loss							(438,921)	(438,921)
Balance, December 31, 2009	1,000	10	37,200	372	222,731	-	(438,921)	(215,808)

Issuance of restricted stock, net			7,500	75	56,800			56,875
Issuance of common stock, net			632,918	6,329	4,370,447			4,376,776
Transfers to redeemable common stock					(63,334)			(63,334)
Distributions declared						(232,994)		(232,994)
Net loss							(2,306,870)	(2,306,870)

Balance, December 31, 2010	1,000	$10	677,618	$6,776	$4,586,644	$(232,994)	$(2,745,791)	$1,614,645

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2010	2009
Cash Flows from Operating Activities
Net loss	$(2,306,870)	$(438,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity in loss of unconsolidated joint ventures	1,147,224	177,117
Distributions from unconsolidated real estate joint ventures	392,013	-
Share based compensation charge attributable to
director's stock compensation plan	56,875	36,250
Increase in due to/(from) affiliates	(542,529)	18,281
Increase in other assets	(82,679)	-
Increase in accounts payable and other accrued liabilities	465,861	15,320
Net cash used in operating activities	(870,105)	(191,953)

Cash Flows from Investing Activities
Investment in unconsolidated real estate joint venture	(5,455,647)	(2,562,567)

Net cash used in investing activities	(5,455,647)	(2,562,567)

Cash Flows from Financing Activities
Distributions on common stock	(129,374)	-
Proceeds from notes payable	5,086,713	2,754,520
Repayment on notes payable	(3,006,655)	-
Issuance of common stock, net	4,313,442	-
Payment of offering costs	-	(14,138)
Net cash provided by financing activities	6,264,126	2,740,382

Net decrease in cash and cash equivalents	(61,626)	(14,138)

Cash and cash equivalents, beginning of period	186,863	201,001

Cash and cash equivalents, end of period	$125,237	$186,863

Supplemental Disclosure of Cash Flow Information:
Interest Paid
	$262,864	$-
Supplemental Disclosure of Noncash Transactions:
Distributions payable	$40,286	$-

Distributions paid to common stockholders through common stock
issuances pursuant to the distribution reinvestment plan	$63,334	$-

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 and DECEMBER 31, 2009

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

On August 22, 2008, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of our common stock in our primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers and up to $285,000,000 in shares pursuant to our distribution reinvestment plan at $9.50 per share (the “Initial Public Offering”).  The SEC declared our registration statement effective on October 15, 2009 and we have retained Select Capital Corporation to serve as the dealer manager of the Initial Public Offering.  The dealer manager is responsible for marketing our shares in the initial public offering.  As of May 20, 2010, we had received gross offering proceeds sufficient to satisfy the minimum offering amount for the Initial Public Offering.  Accordingly, we broke escrow with respect to subscriptions received from all states in which our shares are currently being offered.  As of December 31, 2010, we had accepted aggregate gross offering proceeds of $6,204,030.

We intend to use substantially all of the net proceeds from the Initial Public Offering to invest in a diverse portfolio of real estate and real estate-related assets.  As of December 31, 2010, we own, through joint venture partnerships, five multifamily real estate properties discussed in detail in Note 4 (Investments in Real Estate).

Our offering was suspended from November 17, 2010 until March 2, 2011 in connection with our determination to restate certain of our financial statements.  These restatements resulted in substantial unanticipated costs in the form of accounting, legal fees, and similar professional fees, in addition to the substantial diversion of time and attention of our Chief Financial Officer and members of our accounting team in preparing the restatements. Although the restatement is complete, we can give no assurances that we will not incur additional costs associated with the restatements. Our current corporate operating expenses exceed the cash flow received from our investments in real estate joint ventures. If the rate at which we raise offering proceeds does not improve significantly, our general and administrative costs will remain higher relative to the size of our portfolio, our portfolio may not be as diversified as it would be otherwise and we may need to seek additional sources of funding to address our short and long term liquidity requirements. Moreover, we cannot predict the impact of the restatement on our ability to increase sales.  To the extent cash on hand is not sufficient to meet our short-term liquidity requirements we expect to utilize credit facilities obtained from affiliates or unaffiliated third parties. Our sponsor has also agreed to defer payment of asset management fees, acquisition fees and operating and offering costs advanced on our behalf and current year reimbursable operating expenses through 2011 as well as to fund any remaining cash shortfall, as necessary.  In addition, as our sponsor has management control of the affiliates that are lenders to us and thus has the authority to extend the notes that have maturities in 2011, it has committed to extend such notes based on our ability to repay those obligations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Basis of Presentation

We operate as an umbrella partnership REIT structure in which our wholly-owned subsidiary, Bluerock Enhanced Multifamily Holdings, L.P., a Delaware limited partnership, or wholly-owned subsidiaries of our operating partnership, owns substantially all of the properties or investments in joint ventures acquired on our behalf.

Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our company’s consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.  We will consider future majority owned and controlled joint ventures for consolidation in accordance with the provisions required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”).

Joint Ventures

We analyze our investments in joint ventures to determine if the joint venture is a variable interest entity (a “VIE”) and would require consolidation. We (a) evaluate the sufficiency of the total equity at risk, (b) review the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (c) establish whether activities within the venture are on behalf of an investor with

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 and DECEMBER 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

disproportionately few voting rights in making this VIE determination. We would consolidate a venture that is determined to be a VIE if we were the primary beneficiary. Beginning January 1, 2010, a new accounting standard became effective that changed the method by which the primary beneficiary of a VIE is determined to a primarily qualitative approach whereby the variable interest holder, if any, that has the power to direct the VIE’s most significant activities is the primary beneficiary. To the extent that our joint ventures do not qualify as VIEs, we further assess the existence of a controlling financial interest under a voting interest model to determine whether the venture should be consolidated.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.  There are no restrictions on the use of our cash as of December 31, 2010.

Deferred Financing Fees

Deferred financing fees, paid by us on behalf of our joint ventures, are recorded at cost within investments in unconsolidated real estate joint ventures and are amortized to equity in loss of unconsolidated joint ventures using a straight-line method that approximates the effective interest method over the life of the related joint venture debt.

Stock-Based Compensation

We account for stock-based compensation in accordance with the provisions of the Stock Compensation Topic of the FASB ASC. This topic established a fair value based method of accounting for stock-based compensation and requires the fair value of stock-based compensation awards to amortize as an expense over the vesting period and requires any dividend equivalents earned to be treated as dividends for financial reporting purposes.  Stock-based compensation awards are valued at the fair value on the date of grant and amortized as an expense over the vesting period.  For the year ended December 31, 2009, 5,000 shares of common stock were awarded to each of the three independent directors upon effectiveness of our initial public offering on October 15, 2009 and for the year ended December 31, 2010, 2, 500 shares of common stock were awarded  upon their reelection to our Board of Directors on March 15, 2010.

Distribution Policy

We intend to elect to be taxed as a REIT and to operate as a REIT beginning with our taxable year ending December 31, 2010. To maintain our qualification as a REIT, we are required to make distributions each taxable year equal to at least 90% of our REIT annual taxable income (excluding net capital gains and income from operations or sales through a taxable REIT subsidiary, or TRS). We expect to authorize and declare daily distributions that will be paid on a monthly basis.

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 and DECEMBER 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

expenses and certain operating expenses incurred on our behalf or incurred in connection with providing services to us.   We record all related party fees as incurred, subject to any limitations described in the Advisory Agreement.

Organization and Offering Costs

Our organization and offering costs (other than selling commissions and the dealer manager fee) are being paid directly by us and by the advisor, the dealer manager or their affiliates on our behalf. These other organization and offering costs include all expenses to be paid by us in connection with our public offering, including but not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the escrow holder and transfer agent; (iii) charges of the advisor for administrative services related to the issuance of shares in the offering; (iv) reimbursement of the dealer manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (v) reimbursement to the advisor for costs in connection with preparing supplemental sales materials; (vi) the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers); (vii) reimbursement to the dealer manager for attendance and sponsorship fees and cost reimbursements for employees of the dealer manager to attend retail seminars conducted by broker-dealers; and (viii) in special cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the shares in the offering and the ownership of the shares by such broker-dealers’ customers. Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse the advisor, the dealer manager or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by us in the offering exceed 15% of gross offering proceeds.  As of December 31, 2010 and December 31, 2009, the advisor has incurred on our behalf organization and offering costs of approximately $2.8 million and $2.4 million, respectively of which $508,000 has been reimbursed to the advisor. We met the minimum number of shares in the Initial Public Offering on May 20, 2010 and the costs paid by the advisor on our behalf became a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Initial Public Offering.  As of December 31, 2010, we had recognized organization and offering costs, other than selling commissions and dealer manager fees of $1.3 million of which $832,000 was incurred directly by us and $508,000 was reimbursed to the advisor.  No organization and offering costs were recognized as of December 31, 2009 as the minimum number of shares of our common stock had not been issued.  When recorded by us, organization costs were expensed and offering costs, which include selling commissions and dealer manager fees, are charged to stockholders’ equity.

Operating Expenses

We reimburse the advisor for all reasonable and incurred expenses in connection with services provided to us, subject to the limitation that we will not reimburse any amount that would cause our total operating expenses at the end of four preceding fiscal quarters to exceed the greater of 2% of our average invested assets or 25% of our net income determined (1) without  reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period unless a majority of our independent directors has determined such expenses were justified based on unusual and non-recurring factors. If such excess expenses are not approved by a majority of our independent directors, our advisor must reimburse us at the end of the four fiscal quarters the amount by which the aggregate expenses during the period paid or incurred by us exceed the limitations provided above.  We will not reimburse the advisor for personnel costs in connection with services for which the advisor receives acquisition, origination or disposition fees.  As of December 31, 2010 approximately $677,000 of operating expenses have been incurred on our behalf.  Due to the limitations discussed above and because operating expenses incurred directly by us have exceeded the 2% threshold, the amount due to the advisor has not been recorded on our income statement.  Further, approximately $974,000 has been recorded as a receivable from the advisor for the excess operating expenses incurred directly by us.  On March 22, 2011 our Board of Directors, including all of our independent directors, reviewed our total operating expenses for the four fiscal quarters ended December 31, 2009 (and the four fiscal quarters ended each quarter thereafter) and the four fiscal quarters to end March 31, 2011 and unanimously determined the excess to be justified because of the costs of operating a public company and our early stages of operating.  Upon this approval these costs, totaling approximately $1.7 million, were expensed and $677,000 became a liability to us.  Our advisor has agreed to defer repayment of these costs until a later date.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 and DECEMBER 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Selling Commissions and Dealer Manager Fees

We pay the dealer manager up to 7% and 2.6% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid with respect to certain volume discount sales. No sales commission or dealer manager fee is paid with respect to shares issued through the dividend reinvestment plan. The dealer manager reallows 100% of sales commissions earned to participating broker-dealers. The dealer manager may reallow to any participating broker-dealer up to 1% of the gross offering proceeds attributable to that participating broker-dealer as a marketing fee and, in special cases, the dealer manager may increase the reallowance. As of December 31, 2010, the Company had incurred approximately $565,000 of selling commissions and dealer manager fees; the Company had incurred no selling commissions and dealer manager fees as of December 31, 2009 as the minimum number of shares of our common stock had not been issued.

Acquisition and Origination Fees

We pay the Advisor an acquisition fee equal to 1.75% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. With respect to investments in and originations of loans, we pay an origination fee equal to 1.75% of the amount funded by us to acquire or originate mortgage, mezzanine, bridge or other loans, including any expenses related to such investments and any debt we use to fund the acquisition or origination of these loans. We do not pay an acquisition fee with respect to investments in loans.  For the years ended December 31, 2010 and 2009 we had incurred approximately $363,000 and $192,000, respectively, of acquisition fees.

Asset Management Fee

With respect to investments in real estate, we pay the advisor a monthly asset management fee equal to one-twelfth of 1% of the amount paid or allocated to acquire the investment excluding acquisition fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment.  For the years ended December 31, 2010 and 2009 we had incurred approximately $223,000 and $9,000, respectively, of asset management fees.

Financing Fee

We pay the Advisor a financing fee equal to 1% of the amount, under any loan or line of credit, made available to us. As of December 31, 2010 and 2009 we had incurred approximately $75,000 and $44,000, respectively, of financing fees.

Independent Director Compensation

We pay each of our independent directors an annual retainer of $25,000. In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,000 for each committee meeting attended, (iii) $1,000 for each teleconference board meeting attended, and (iv) $1,000 for each teleconference committee meeting attended.  All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. In addition 5,000 shares of restricted stock were granted upon initial election to the board and 2,500 shares of restricted stock will be granted upon re-election to the board. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the advisor discussed in Note 8, “Related -Party Transactions.”

Income Taxes

We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and intend to operate as such commencing with our taxable year ended December 31, 2010.  We expect to have little or no taxable income prior to electing REIT status.  To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of our annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, we generally will not be subject to federal income tax to the extent we distribute qualifying dividends to our stockholders. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income and property, and federal income and excise taxes on our undistributed income.  If we fail to qualify as a REIT in any taxable year, we will be subject to federal

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 and DECEMBER 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

income tax on our taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distribution to stockholders. However, we intend to organize and operate in such a manner as to qualify for treatment as a REIT.

For the year ended December 31, 2010 all distributions received by the shareholders were classified as return of capital for tax purposes due to the net loss recorded by us.

              We have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements.  Neither we nor our subsidiaries have been assessed interest or penalties by any major tax jurisdictions.  Our evaluations were performed for the tax years ending December 31, 2010 and 2009.  As of December 31, 2010, returns for the calendar years 2008 through 2009 remain subject to examination by major tax jurisdictions.

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

The following table reconciles the components of basic and diluted net loss per common share:

	For the Year Ended
	December 31, 2010	December 31, 2009
Net loss	$(2,306,870)	$(438,921)
Dividends on restricted stock expected to vest	(11,300)	-
Basic net loss attributable to common shareholders	$(2,318,170)	$(438,921)
Weighted average number of common shares outstanding	333,701	25,405
Potential dilutive shares (1)	-	-
Weighted average number of common shares outstanding and potential dilutive shares	333,701	25,405

(1)
Excludes 16,142 and 9,436 shares related to non-vested restricted stock for the years ended December 31, 2010 and 2009, respectively.  Also excludes any dilution related to the 1,000 shares of convertible stock as the conversion would be anti-dilutive and currently there would be no conversion into common shares.

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
AS OF DECEMBER 31, 2010 and DECEMBER 31, 2009

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Share Repurchase Plan and Redeemable Common Stock

The Company has adopted a share repurchase plan that may enable stockholders to sell their shares to the Company in limited circumstances.

There are several limitations on the Company’s ability to repurchase shares under the share repurchase plan:

•	We may not repurchase shares until the stockholder has held the shares for one year.
•
During any calendar year, the share repurchase plan limits the number of shares we may repurchase to those that we could purchase with the net proceeds from the sale of shares under the distribution reinvestment plan during the previous fiscal year.

•	During any calendar year, we may not repurchase in excess of 5% of the number of shares of common stock outstanding as of the same date in the prior calendar year.

Pursuant to the plan, we will initially repurchase shares at prices determined as follows:

•	The lower of $9.25 or the price paid to acquire the shares from us for stockholders who have held their shares for at least one year;

•	The lower of $9.50 or the price paid to acquire the shares from us for stockholders who have held their shares for at least two years;

•	The lower of $9.75 or the price paid to acquire the shares from us for stockholders who have held their shares for at least three years; and

•	The lower of $10.00 or the price paid to acquire the shares from us for stockholders who have held their shares for at least four years

Our Board of Directors may amend or modify any provision of the plan at any time in its discretion without prior notice to participants. In the event that our Board of Directors amends, suspends or terminates the share repurchase plan, however, the Company will send stockholders notice of the change(s) following the date of such amendment, suspension or modification, and will disclose the change(s) in a report filed with the SEC on either Form 8-K, Form 10-Q or Form 10-K, as appropriate.

We record amounts that are redeemable under the share repurchase plan as redeemable common stock in the accompanying consolidated balance sheets because the shares are redeemable at the option of the holder and therefore their redemption is outside our control. The maximum amount redeemable under our share repurchase plan is limited to the number of shares we could repurchase with the amount of the net proceeds from the sale of shares under the distribution reinvestment plan during the prior fiscal year. However, because the amounts that can be repurchased in future periods are determinable and only contingent on an event that is likely to occur (e.g., the passage of time), we present the net proceeds from the current dividend reinvestment plan, net of current year redemptions, as redeemable common stock in the accompanying consolidated balance sheets.

We classify financial instruments that represent a mandatory obligation to us to repurchase shares as liabilities. When we determine we have a mandatory obligation to repurchase shares under the share repurchase plan we will reclassify such obligations from temporary equity to a liability based upon their respective settlement values.

We limit the dollar value of shares that may be repurchased under the program as described above.  During the year ended December 31, 2010, we did not repurchase any shares pursuant to our share repurchase plan because of the restriction that during each calendar year redemptions are limited to the amount of net proceeds from the sale of shares under our distribution reinvestment plan during the prior calendar year and the restriction that shareholders hold their shares for one year.  June 1, 2010 was the first month that shares were issued under the distribution reinvestment plan.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 and DECEMBER 31, 2009

3. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU No. 2010-01”). This ASU clarifies that when the stock portion of a distribution allows stockholders to elect to receive cash or stock with a potential limitation on the total amount of cash that all stockholders can elect to receive in the aggregate, the distribution would be considered a share issuance as opposed to a stock dividend and the share issuance would be reflected in earnings per share prospectively. ASU No. 2010-01 was effective for interim and annual periods ending on or after December 15, 2009 and was required to be applied on a retrospective basis. The adoption of ASU No. 2010-01 did not have an impact on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurement (“ASU No. 2010-06”). ASU No. 2010-06 requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 fair value measurements, including a description of the reasons for the transfers. Further, this ASU requires additional disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. ASU No. 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements relating to the activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of ASU No. 2010-06 did not have a material impact on our consolidated financial statements.

4.  ACQUISITIONS

During the year ended December 31, 2010, we acquired an equity interest in the following properties:

Property Name Location of Property	Acquisition Date	Land and Land Improvements	In Place Lease Intangible Asset	Building and Improvements	Furnitures and Fixtures	Total Purchase Price (1)
The Reserve at Creekside Chattanooga, TN	03/31/2010	$1,663,000	$370,000	$11,786,000	$431,000	$14,250,000
The Apartments at Meadowmont Chapel Hill, NC	04/09/2010	4,907,000	782,000	30,644,000	627,000	36,960,000
The Estates at Perimeter, Augusta, GA	09/01/2010	2,038,000	543,000	21,760,000	609,000	24,950,000
Gardens at Hillsboro Village, Nashville, TN	09/30/2010	10,317,000	638,000	20,967,000	472,000	32,394,000

(1)	Total purchase price excludes acquisition fees and closing costs which were expensed.

The Reserve at Creekside

We invested $542,000 to acquire a 33.33% equity interest in BR Creekside Managing Member, LLC (the “Creekside Managing Member JV Entity”) through a wholly-owned subsidiary of our operating partnership, BEMT Creekside, LLC (“BEMT Creekside”).  Bluerock Special Opportunity + Income Fund, LLC (“BEMT Co-Investor”) and Bluerock Special Opportunity + Income Fund II, LLC (“BEMT Co-Investor II”) each invested $542,000 to acquire the remaining 66.66% interest in the Creekside Managing Member JV Entity.  BEMT Creekside, BEMT Co-Investor and BEMT Co-Investor II are co-managers of the Creekside Managing Member JV Entity.  Under the terms of the operating agreement for the Creekside Managing Member JV Entity, certain major decisions regarding the investments of the Creekside Managing Member JV Entity require the unanimous approval of the Company (through BEMT Creekside), BEMT Co-Investor and BEMT Co-Investor II.  If the Company, BEMT Co-Investor and BEMT Co-Investor II are not able to agree on a major decision or at any time after March 31, 2013, any party may initiate a buy-sell proceeding.  Additionally, any time after March 31, 2013, any party may initiate a proceeding to force the sale of the Creekside Managing Member JV Entity’s interest in the Creekside JV Entity (defined below) to a third party, or, in the instance of the non-initiating parties’ rejection of a sale, cause the non-initiating parties to purchase the initiating party’s interest in the Creekside Managing Member JV Entity.

The Creekside Managing Member JV Entity contributed $1.483 million of equity capital to acquire a 68% equity interest in BR Hawthorne Creekside JV, LLC (the “Creekside JV Entity”) and acts as the manager of the Creekside JV Entity.  Hawthorne

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 and DECEMBER 31, 2009

4.  ACQUISITIONS  – (Continued)

Creekside, LLC (“Hawthorne”), an unaffiliated entity, invested $698,022 to acquire the remaining 32% interest in the Creekside JV Entity.  The Creekside JV Entity is the sole owner of BR Creekside, LLC, a special-purpose entity that holds title to the Creekside Property (“BR Creekside”).  Under the terms of the operating agreement of the Creekside JV Entity, major decisions with respect to the joint venture or the Creekside Property are made by the majority vote of an appointed management committee, which is controlled by the Creekside Managing Member JV Entity.  However, any decision with respect to the sale or refinancing of the Creekside Property requires the unanimous approval of the Creekside Managing Member JV Entity and Hawthorne.  Further, to the extent that the Creekside Managing Member JV Entity and Hawthorne are not able to agree on a major decision or at any time after March 31, 2013, either party may initiate a buy-sell proceeding.  Additionally, any time after March 31, 2013, either party may initiate a proceeding to force the sale of the Creekside Property to a third party, or, in the instance of the non-initiating party’s rejection of a sale, cause the non-initiating party to purchase the initiating party’s interest in the Creekside JV Entity.   In October 2010, the Creekside Managing Member JV entity contributed $40,757 of equity capital to refinance the loan at the property.  As a result of this contribution, the structure described above changed so that we, BEMT Co-investor and BEMT Co-Investor II each hold 23.31% of indirect equity interest in the Creekside property (69.93% in the aggregate), and Hawthorne now holds the remaining 30.07% indirect equity interest.

                   We, BEMT Co-Investor, BEMT Co-Investor II and Hawthorne will each receive current distributions from the operating cash flow generated by the Creekside Property in proportion to these respective percentage equity interests.

Meadowmont

We invested $1.52 million to acquire a 32.5% equity interest in BR Meadowmont Managing Member, LLC (the “Meadowmont Managing Member JV Entity”) through a wholly-owned subsidiary of our operating partnership, BEMT Meadowmont, LLC (“BEMT Meadowmont”).  BEMT Co-Investor invested $1.17 million to acquire a 25% interest and BEMT Co-Investor II invested $1.98 million to acquire the remaining 42.5% interest in the Meadowmont Managing Member JV Entity.  BEMT Meadowmont, BEMT Co-Investor and BEMT Co-Investor II are co-managers of the Meadowmont Managing Member JV Entity.  Under the terms of the operating agreement for the Meadowmont Managing Member JV Entity, certain major decisions regarding the investments of the Meadowmont Managing Member JV Entity require the unanimous approval of the Company (through BEMT Meadowmont), BEMT Co-Investor and BEMT Co-Investor II.  If the Company, BEMT Co-Investor and BEMT Co-Investor II are not able to agree on a major decision or at any time after April 9, 2013, any party may initiate a buy-sell proceeding.  Additionally, any time after April 9, 2013, any party may initiate a proceeding to force the sale of the Meadowmont Managing Member JV Entity’s interest in the Meadowmont JV Entity (defined below) to a third party, or, in the instance of the non-initiating parties’ rejection of a sale, cause the non-initiating parties to purchase the initiating party’s interest in the Meadowmont Managing Member JV Entity.

The Meadowmont Managing Member JV Entity contributed $4.65 million of equity capital to acquire a 50% equity interest in Bell BR Meadowmont JV, LLC (the “Meadowmont JV Entity”).  A Bell Partners Inc. affiliate that is unaffiliated with the Company, Fund III Meadowmont Apartments, LLC (“Bell”), invested $4.65 million to acquire the remaining 50% interest in the Meadowmont JV Entity.  The Meadowmont Managing Member JV Entity and Bell are co-managers of the Meadowmont JV Entity. The Meadowmont JV Entity is the sole owner of Bell BR Meadowmont, LLC, a special-purpose entity that holds title to the Meadowmont Property (“BR Meadowmont”).  Under the terms of the operating agreement of the Meadowmont JV Entity, decisions with respect to the joint venture or the Meadowmont Property are made by unanimous approval of the managers.  Further, to the extent that the Meadowmont Managing Member JV Entity and Bell are not able to agree on certain major decisions, either party may initiate a buy-sell proceeding.  Additionally, any time after April 9, 2013, either party may initiate a proceeding to force the sale of the Meadowmont Property to a third party, or, in the instance of the non-initiating party’s rejection of a sale, cause the non-initiating party to purchase the initiating party’s interest in the Meadowmont JV Entity.

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 and DECEMBER 31, 2009

4.  ACQUISITIONS  – (Continued)

Augusta

We invested $1.9 million to acquire a 50% equity interest in BR Augusta JV Member, LLC (the “Augusta Member JV Entity”) through a wholly-owned subsidiary of its operating partnership, BEMT Augusta, LLC (“BEMT Augusta”).  BEMT Co-Investor invested $1.9 million to acquire the remaining 50% interest in the Augusta Member JV Entity.  BEMT Augusta and BEMT Co-Investor are co-managers of the Augusta Member JV Entity.  Under the terms of the operating agreement for the Augusta Member JV Entity, certain major decisions regarding the investments of the Augusta Member JV Entity require the approval of the Company (through BEMT Augusta) and BEMT Co-Investor.  To the extent that the Company and BEMT Co-Investor are not able to agree on a major decision or at any time after September 1, 2013, either party may initiate a buy-sell proceeding.  Additionally, any time after September 1, 2013, either party may initiate a proceeding to force the sale of the Augusta Member JV Entity’s interest in the Augusta JV Entity (defined below) to a third party, or, in the instance of the non-initiating parties’ rejection of a sale, cause the non-initiating parties to purchase the initiating party’s interest in the Augusta Member JV Entity.

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

Hillsboro

We invested $1.3 million to acquire a 25% equity interest in BR Hillsboro Village JV Member, LLC (the “Hillsboro Member JV Entity”) through a wholly-owned subsidiary of its operating partnership, BEMT Hillsboro Village, LLC (“BEMT Hillsboro”).  BEMT Co-Investor invested $1.9 million to acquire a 37.5% interest and BEMT Co-Investor II invested $1.9 million to acquire the remaining 37.5% interest in the Hillsboro Member JV Entity.  BEMT Hillsboro, BEMT Co-Investor and BEMT Co-Investor II are co-managers of the Hillsboro Member JV Entity.  Under the terms of the operating agreement for the Hillsboro Member JV Entity, certain major decisions regarding the investments of the Hillsboro Member JV Entity require the unanimous approval of the Company (through BEMT Hillsboro), BEMT Co-Investor and BEMT Co-Investor II.  If the Company, BEMT Co-Investor and BEMT Co-Investor II are not able to agree on a major decision or at any time after September 30, 2013, any party may initiate a buy-sell proceeding.  Additionally, any time after September 30, 2013, any party may initiate a proceeding to force the sale of the Hillsboro Member JV Entity’s interest in the Hillsboro JV Entity (defined below) to a third party, or, in the instance of the non-initiating parties’ rejection of a sale, cause the non-initiating parties to purchase the initiating party’s interest in the Hillsboro Managing Member JV Entity.

The Hillsboro Member JV Entity contributed its capital, a portion of which was funded by a $2 million loan (the “Bell Loan”) from Bell, the JV partner, to acquire a 50% equity interest in Bell BR Hillsboro Village JV, LLC (the “Hillsboro JV Entity”) and is empowered to become a manager of the Hillsboro JV Entity.  Bell invested $5.01 million to acquire the remaining 50% interest in the Hillsboro JV Entity.  The Hillsboro JV Entity is a special-purpose entity that holds title to the Hillsboro Property.  Under the terms of the operating agreement of the Hillsboro JV Entity, upon repayment of the Bell Loan , major decisions with respect to the joint venture or the Hillsboro Property are made by the majority vote of an appointed management committee, which is controlled by the Hillsboro Member JV Entity; provided however, any decision with respect to the sale or refinancing of the Hillsboro Property requires the unanimous approval of the Hillsboro Member JV Entity and Bell.  Subject to repayment of the Bell Loan, to the extent that the Hillsboro Member JV Entity and Bell are not able to agree on a major decision or at any time after September 30, 2013, either party may initiate a buy-sell proceeding.  Additionally, any time after September 30, 2013, either party may initiate a proceeding to force the sale of the Hillsboro

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 and DECEMBER 31, 2009

4.  ACQUISITIONS  – (Continued)

Property to a third party, or, in the instance of the non-initiating party’s rejection of a sale, cause the non-initiating party to purchase the initiating party’s interest in the Hillsboro JV Entity.  A partial repayment of $750,000 was made on the Bell Loan on November 23, 2010.  Effective December 31, 2010 the balance of the Bell Loan was extinguished and Bell now holds a 62.43% interest in the Hillsboro JV Entity and the Hillsboro Member JV Entity holds the remaining 37.57%.

As a result of the structure described above, we hold a 12.5% indirect equity interest, BEMT Co-Investor and BEMT Co-Investor II each hold a 12.53% indirect equity interest in the Hillsboro Property (37.57% in the aggregate), and Bell holds the remaining 62.43% indirect equity interest.  We, BEMT Co-Investor, BEMT Co-Investor II and Bell will each receive current distributions from the operating cash flow generated by the Hillsboro Property in proportion to these respective percentage equity interests.

5.  EQUITY METHOD INVESTMENTS

We accounted for the acquisitions of our interests in properties through managing member LLCs in accordance with the provisions of the Consolidation Topic of the FASB ASC.  Following is a summary of our ownership interest by property as of December 31, 2010.

Property	Managing Member LLC interest	Joint Venture interest	Indirect Equity Interest in Property
Springhouse	50.00%	75%	37.50%
Creekside	33.33%	69.93%	23.31%
Meadowmont	32.50%	50%	16.25%
Augusta	50.00%	50%	25.00%
Hillsboro	33.27%	37.57%	12.50%

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
AS OF DECEMBER 31, 2010 and DECEMBER 31, 2009

5.  EQUITY METHOD INVESTMENTS – (Continued)

The carrying amount of our investments in unconsolidated joint ventures was $6.3 million and $2.4 million as of December 31, 2010 and December 31, 2009, respectively.  Summary financial information for the operating properties as of December 31, 2010 and for the years ended December 31, 2010 and 2009 is as follows:

Balance Sheet Data:	As of December 31, 2010
Real Estate, net of depreciation	$133,126,052
Other assets	4,622,311
Total assets	137,748,363

Mortgage payable	$106,016,772
Other current liabilities	1,789,209
Total liabilities	107,805,981

Stockholders’ equity	29,942,382
Total liabilities and stockholders’ equity	$137,748,363

	For the Year Ended December 31,
Operating Data:	2010	2009
Rental revenues	$9,910,400	$309,000
Operating expenses	(4,042,700)	(100,800)
Mortgage Interest	(3,581,100)	(106,700)
Income after debt service	2,286,600	101,500
Acquisition fees	(1,939,500)	(361,800)
Depreciation and amortization	(5,139,300)	(211,000)
Net loss	(4,792,200)	(471,300)
Net loss attributable to JV partners	3,680,479	294,548
	$(1,111,721)	$(176,752)
Amortization of deferred financing costs paid on behalf of joint ventures	(35,503)	(365)
Equity in net loss of unconsolidated joint ventures	$(1,147,224)	$(177,117)

As discussed above, the investments in Springhouse, Meadowmont, Augusta and Hillsboro are considered VIEs and we are not the primary beneficiary.  These investments are accounted for as equity method investments and are included in the caption Investments in unconsolidated real estate joint ventures on the consolidated balance sheet.  The risks and rewards associated with our interest in these entities are based primarily on our ownership percentage.  Our maximum exposure to loss is equal to our investment balance which is approximately $5.9 million as of December 31, 2010.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 and DECEMBER 31, 2009

6. NOTE PAYABLE

In connection with our investment in the Springhouse joint venture, on December 3, 2009, BEMT Springhouse LLC, a wholly-owned subsidiary of our operating partnership (“BEMT Springhouse”), entered into a loan agreement with Bluerock Special Opportunity + Income Fund (“BEMT Co-Investor”) pursuant to which BEMT Springhouse borrowed $2.8 million (the “BEMT Co-Investor Springhouse Loan”). The BEMT Co-Investor Springhouse Loan initially had a six-month term, maturing June 3, 2010, which was subsequently extended to December 3, 2010 and again to June 3, 2011.  A partial repayment in the amount of $1.1 million was made on June 23, 2010. It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. For the years ended December 31, 2010 and 2009, the interest rate on the BEMT Co-Investor Springhouse Loan was 7.00%. Interest on the loan is paid on a current basis from cash flow distributed to us from BR Springhouse Managing Member, LLC (the “Springhouse Managing Member JV Entity”). The BEMT Co-Investor Springhouse Loan is secured by a pledge of our indirect membership interest in the Springhouse property and a pledge of BEMT Springhouse’s membership interest in the Springhouse Managing Member JV Entity.

In connection with our investment in the Creekside joint venture, on March 31, 2010, BEMT Creekside entered into a loan agreement with BEMT Co-Investor II pursuant to which it was authorized to borrow up to $1.1 million (the “BEMT Co-Investor II Creekside Loan”), with respect to which BEMT Co-Investor II had advanced $542,000 in connection with closing.  The BEMT Co-Investor II Creekside Loan had a six-month term, maturing December 31, 2010, and could be prepaid without penalty.  It bore interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized.  The BEMT Co-Investor II Creekside Loan was secured by a pledge of our indirect membership interest in the Creekside property and a pledge of BEMT Creekside’s membership interest in the Creekside Managing Member JV Entity.  The loan plus accrued interest was paid in full on September 28, 2010.

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

In connection with our investment in the Augusta joint venture, on September 1, 2010, BEMT Augusta entered into a loan agreement with BEMT Co-Investor pursuant to which it borrowed $1.9 million (the “BEMT Co-Investor Augusta Loan”), in connection with the Augusta Property closing.  The BEMT Co-Investor Augusta Loan initially had a six-month term maturing February 28, 2011, which was subsequently extended to August 31, 2011.  The loan may be prepaid without penalty.  It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized.  Interest on the loan is paid on a current basis from cash flow distributed to us from the Augusta Managing Member JV Entity.  The BEMT Co-Investor Augusta Loan is secured by a pledge of our indirect membership interest in the Augusta property and a pledge of BEMT Augusta’s membership interest in the Augusta Managing Member JV Entity.

In connection with our investment in the Hillsboro joint venture, on September 30, 2010, BEMT Hillsboro entered into a loan agreement with BEMT Co-Investor II pursuant to which it borrowed $1.3 million (the “BEMT Co-Investor II Hillsboro Loan).  The BEMT Co-Investor II Hillsboro Loan initially had a six-month term maturing March 31, 2011, which was subsequently extended to September 30, 2011.  It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized.  Interest on the loan is paid on a current basis from cash flow distributed to us from the Hillsboro Managing Member JV Entity. The BEMT Co-Investor II Hillsboro Loan is secured by a pledge of our indirect membership interest in the Hillsboro property and a pledge of BEMT Hillsboro’s membership interest in the Hillsboro Managing Member JV Entity.

We expect to repay the Springhouse, Augusta and Hillsboro notes upon maturity with the proceeds to be raised from the Initial Public Offering.  If we are unable to repay the principal amounts upon maturity, we will seek to extend the loans or refinance.  If we cannot repay or refinance the notes, then we will lose our interest in the associated joint venture.

During the years ended December 31, 2010 and 2009 we incurred approximately 259,000 and $15,000, respectively of interest expense.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 and DECEMBER 31, 2009

7.  FAIR VALUE DISCLOSURE

As of December 31, 2010, we believe the carrying values of cash and cash equivalents and receivables and payables from/to affiliates approximate their fair values based on their highly-liquid nature and/or short-term maturities, including prepayment options.  As of December 31, 2010 and 2009, we had no significant assets or liabilities measured at fair value on a recurring or nonrecurring basis.  We estimate fair values for financial instruments based on interest rates with similar terms and remaining maturities that management believes we could obtain.

8.  RELATED-PARTY TRANSACTIONS

In connection with our investments we entered into loan agreements with BEMT Co-Investor and BEMT Co-Investor II, the terms of which are described above in Note 6 (Notes Payable).

As of December 31, 2010 and 2009, approximately $2.8 million and $2.4 million, respectively of organizational and offering costs have been incurred on our behalf, of which $508,000 has been reimbursed to the advisor in 2010. We are liable to reimburse these costs only to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering.  When recorded by us, organizational costs are expensed and third-party offering costs are charged to shareholders’ equity.  Organizational and offering costs will be reimbursed from the gross proceeds of the offering.  As of December 31, 2010, approximately $58,000 of organizational costs have been expensed and are included in general and administrative expense and approximately $1.3 million of offering costs have been charged to shareholders equity.

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
AS OF DECEMBER 31, 2010 and DECEMBER 31, 2009

8.  RELATED-PARTY TRANSACTIONS – (Continued)

affiliates and unaffiliated third parties exceed in the aggregate 6% of the contract sales price. In addition to the fees payable to the advisor, we reimburse the advisor for all reasonable and incurred expenses in connection with services provided to us, subject to the limitation that we will not reimburse any amount that would cause our total operating expenses at the end of four preceding fiscal quarters to exceed the greater of 2% of our average invested assets or 25% of our net income determined (1) without  reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period unless a majority of our independent directors has determined such expenses were justified based on unusual and non-recurring factors. If such excess expenses are not approved by a majority of our independent directors, our advisor must reimburse us at the end of the four fiscal quarters the amount by which the aggregate expenses during the period paid or incurred by us exceed the limitations provided above.  We will not reimburse the advisor for personnel costs in connection with services for which the advisor receives acquisition, origination or disposition fees.  As of December 31, 2010, approximately $677,000 of operating expenses have been incurred on our behalf.  Due to the limitations discussed above and because operating expenses incurred directly by us have exceeded the 2% threshold the amount due to the advisor has not been recorded on our income statement.  Further, approximately $974,000 has been recorded as a receivable from the advisor for the excess operating expenses incurred directly by us.  On March 22, 2011 our Board of Directors, including all of our independent directors, reviewed our total operating expenses for the four fiscal quarters ended December 31, 2009 ( and the four fiscal quarters ended each quarter thereafter) and the four fiscal quarters to end  March 31, 2011 and unanimously determined the excess to be justified because of the costs of operating a public company and our early stages of operating.  Upon this approval these costs, totaling approximately $1.7 million, were expensed and $677,000 became a liability to us.  Our advisor has agreed to defer repayment of these costs until a later date

We have issued 1,000 shares of convertible stock, par value $0.01 per share to our advisor. The convertible stock will convert to shares of common stock if and when: (A) we have made total distributions on the then outstanding shares of our common stock equal to the original issue price of those shares plus an 8% cumulative, non-compounded, annual return on the original issue price of those shares or (B) subject to specified conditions, we list our common stock for trading on a national securities exchange. A “listing” will be deemed to have occurred on the effective date of any merger of the Company in which the consideration received by the holders of our common stock is the securities of another issuer that are listed on a national securities exchange. Upon conversion, each share of convertible stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the excess of (1) our “enterprise value” (as defined in our charter) plus the aggregate value of distributions paid to date on the outstanding shares of our common stock over the (2) aggregate purchase price paid by the stockholders for those shares plus an 8% cumulative, non-compounded, annual return on the original issue price of those shares, divided by (B) our enterprise value divided by the number of outstanding shares of common stock, in each case calculated as of the date of the conversion. In the event an event triggering the conversion occurs after the advisory agreement with the advisor is not renewed or terminates (other than because of a material breach by the advisor), the number of shares of common stock the advisor will receive upon conversion will be prorated to account for the period of time the advisory agreement was in force.

We may pay Bluerock REIT Property Management, LLC, a wholly-owned subsidiary of the advisor, a property management fee up to 4% of the monthly gross income from any properties it manages. In general we contract property management services for properties directly to non-affiliated third parties, in which event we will pay the advisor an oversight fee equal to 1% of monthly gross revenues of such properties.

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 and DECEMBER 31, 2009

8.  RELATED-PARTY TRANSACTIONS – (Continued)

Summarized below are the related-party costs incurred by us for the year ended December 31, 2010 and 2009, and any related payable and receivable amounts as of December 31, 2010:

	Incurred For the Year ended		Payable	Receivable
	December 31, 2010	December 31, 2009	As of December 31, 2010
Asset Management Fees	$223,436	$9,140	$232,576	$ -
Acquisitions Costs and Oversight Fees	362,766	191,953	81,776	-
Financing Fees	75,064	43,875	14,491	-
Reimbursable Operating Expenses	973,607	-	-	973,607
Reimbursable Offering Costs	507,656	-	-	-
Reimbursable Organizational Costs	49,931	-	49,931	-
Other	92,515		70,585
Total	$2,284,975	$244,968	$449,359	$973,607

In addition to the amounts incurred by the Company as shown above, our advisor has incurred the following on our behalf:

$2.3 million of offering costs which will become payable as additional offering proceeds are raised to the extent that selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds

$677,000 of operating expenses which became payable to our advisor on March 22, 2011 upon approval by our Board of Directors

9.  STOCKHOLDERS’ EQUITY

Common Stock

We are offering and selling to the public up to 100,000,000 shares of our $.01 par value common stock for $10.00 per share, with discounts available for certain categories of purchasers. We are also offering up to 30,000,000 shares of our $.01 par value common stock to be issued pursuant to our distribution reinvestment plan at $9.50 per share.

Convertible Stock

We have issued to our advisor 1,000 shares of our convertible stock for an aggregate purchase price of $1,000. Upon certain conditions, the convertible stock will convert to shares of common stock with a value equal to 15% of the excess of (i) our enterprise value (as defined in our charter) plus the aggregate value of distributions paid to stockholders over (ii) the aggregate purchase price paid by stockholders for our shares plus a 8% cumulative, non-compounded, annual return on the original issue price paid for those outstanding shares

Equity Compensation Plan

We have adopted the Bluerock Enhanced Multifamily Trust, Inc. Long Term Incentive Plan, which we refer to as the Incentive Plan, in order to enable us to (1) provide an incentive to our employees, officers, directors, and consultants and employees and officers of our advisor to increase the value of our common stock, (2) give such persons a stake in our future that corresponds to the stake of each of our stockholders, and (3) obtain or retain the services of these persons who are considered essential to our long-term success, by offering such persons an opportunity to participate in our growth through ownership of our common stock or through other equity-related awards. We intend to issue awards only to our independent directors under our Incentive Plan (which awards will be granted under the independent director’s compensation plan).  We have reserved and authorized an aggregate number of 2,000,000 shares of our common stock for issuance under the Incentive Plan.

Stock-based Compensation for Independent Directors

Our independent directors received an automatic grant of 5,000 shares of restricted stock on the effective date of the Initial Public Offering and will receive an automatic grant of 2,500 shares of restricted stock at each annual meeting of our stockholders thereafter. Each person who thereafter is elected or appointed as an independent director will receive an automatic grant of 5,000 shares of restricted stock on the date such person is first elected as an independent director and an automatic grant of 2,500 shares of restricted stock at each annual meeting of our stockholders thereafter. To the extent allowed by applicable law, the independent directors will not be

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 and DECEMBER 31, 2009

9.  STOCKHOLDERS’ EQUITY– (Continued)

required to pay any purchase price for these grants of restricted stock. The restricted stock will vest 20% at the time of the grant and 20% on each anniversary thereafter over four years from the date of the grant. All restricted stock may receive distributions, whether vested or unvested. The value of the restricted stock to be granted is not determinable until the date of grant.

A summary of the status of our non-vested shares as of December 31, 2010 and 2009, and changes during the years ended December 31, 2010 and 2009, is presented below:

Non Vested shares	Shares	Weighted average grant-date fair value
Balance at January 1, 2009	-	$-
Granted	15,000	150,000
Vested	(3,625)	(36,250)
Forfeited	-	-
Balance at December 31, 2009	11,375	$113,750
Granted	7,500	75,000
Vested	(5,688)	(56,875)
Forfeited	-	-
Balance at December 31, 2010	13,188	$131,875

At December 31, 2010 and 2009, there were $131,875 and $113,750, respectively of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a period of four years. The total fair value of shares vested during the year ended December 31, 2010 was $56,875.

The Company currently uses authorized and unissued shares to satisfy share award exercises.

Distributions

We paid our first distribution effective June 1, 2010.  Distributions, including distributions paid by issuing shares under the DRIP, for the year ended December 31, 2010 were as follows:

	Distributions
2010	Declared	Paid
Fourth Quarter	$115,907	$108,782
Third Quarter	89,432	77,374
Second Quarter	27,655	$6,552

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2010 and DECEMBER 31, 2009

11.  LEGAL MATTERS

From time to time, the Company may become party to legal proceedings that arise in the ordinary course of its business. Management is not aware of any legal proceedings of which the outcome is reasonably likely to have a material adverse effect on its results of operations or financial condition

12.  SUBSEQUENT EVENTS

Status of the Offering

Our offering was suspended from November 17, 2010 until March 2, 2011 in connection with our determination to restate certain of our financial statements.

Distributions Paid

Month	Date Paid	Total Distribution	Cash Distribution	Dollar amount of Shares Issued pursuant to DRIP
December 2010	January 3, 2011	$40,286	$40,286	-
January 2011	February 3, 2011	40,286	25,098	$15,188
February 2011	March 1, 2011	36,468	23,752	12,716

Distributions Declared

On January 13, 2011 our Board of Directors declared distributions based on daily record dates for the period from January 13, 2011 through March 31, 2011.

On March 22, 2011, our Board of Directors declared distributions based on daily record dates for the period from April 1, 2011 through July 31, 2011.  Distributions payable to each stockholder of record were or will be paid in cash on or before the 15th day of the following month.

Distributions are calculated based on stockholders of record per day during the period at a rate of $0.00191781 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share.

Affiliate Note Payable

On January 20, 2011, BEMT Meadowmont, LLC, a wholly owned subsidiary of our operating partnership (“BEMT Meadowmont”) entered into an agreement with Bluerock Special Opportunity + Income Fund II, an affiliate of our sponsor (“SOIF II”) for a line of credit represented by a promissory note (the “Note”).  Under the terms of the Note, BEMT Meadowmont may borrow, from time to time, up to $500,000, for general working capital.  The Note has a six-month term from the date of the first advance and matures on July 20, 2011.  It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized.  Interest on the loan will be paid on a current basis from cash flow distributed to us from BR Meadowmont JV Member, LLC (the “Meadowmont JV Member”).  The Note is secured by a pledge of our indirect membership interest in the Meadowmont Property and a pledge of our direct membership interest in the Meadowmont JV Member.  On January 23, 2011 we borrowed $150,000.

EXHIBIT INDEX

Exhibit Number

Exhibit
3.1
Articles of Amendment and Restatement of the Registrant, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11 (No. 333-153135)

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 5 to the Registrant’s Registration Statement on Form S-11 (No. 333-153135)

4.1	Distribution Reinvestment Plan, included as Exhibit B to the Prospectus dated January 31, 2011

4.2	Form of Subscription Agreement, included as Exhibit A to the Prospectus dated January 31, 2011

10.1
Amended and Restated Limited Liability Company Agreement of BR Creekside Managing Member, LLC, dated as of March 31, 2010, incorporated by reference to Exhibit 10.1 to the Registrant’s Periodic Report on Form 10-Q for the quarterly period ended March 31, 2010

10.2
Amended and Restated Limited Liability Company Agreement of BR Hawthorne Creekside JV, LLC, dated as of March 31, 2010, incorporated by reference to Exhibit 10.2 to the Registrant’s Periodic Report on Form 10-Q for the quarterly period ended March 31, 2010

10.3
Property Management Agreement by and between BR Creekside, LLC and Hawthorne Residential Partners, LLC, dated as of March 31, 2010, incorporated by reference to Exhibit 10.3 to the Registrant’s Periodic Report on Form 10-Q for the quarterly period ended March 31, 2010

10.4
General Warranty Deed from the Reserve at Creekside, a Florida limited partnership to BR Creekside  LLC, a Delaware limited liability company, incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.5
Secured Promissory Note by and between Bluerock Special Opportunity + Income Fund II, LLC, as lender, and BEMT Creekside, LLC, dated as of March 31, 2010,  incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.6
Pledge and Security Agreement by BEMT Creekside LLC for Bluerock Special Opportunity + Income Fund II, LLC dated March 31, 2010,  incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.7
Amended and Restated Limited Liability Company Agreement of BR Meadowmont Managing Member, LLC, dated as of April 9, 2010,  incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.8
Amended and Restated Limited Liability Company Agreement of Bell BR Meadowmont JV, LLC, dated as of April 9, 2010,  incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.9
Promissory Note by and between BEMT Meadowmont, LLC and Bluerock Special Opportunity + Income Fund II, LLC dated April 9, 2010,  incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.10
Pledge and Security Agreement by and between BEMT Meadowmont, LLC and Bluerock Special Opportunity + Income Fund II, LLC dated April 9, 2010,  incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.11
Multifamily Note - CME by and between Bell BR Meadowmont, LLC and CWCapital, LLC dated April 9, 2010, incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.12
Property Management Agreement by and between Bell BR, LLC and Bell Partners, Inc dated as of April 9, 2010,  incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.13
Modification of the Secured Promissory Note between BEMT Springhouse, LLC and Bluerock Special Opportunity + Income Fund, LLC dated as of June 3, 2010, incorporated by reference to Exhibit 10.7 to the Company’s Periodic Report on Form 10-Q for the quarterly period ended June 30, 2010

10.14
Amended and Restated Limited Liability Company Agreement of BR Augusta JV Member, LLC, dated as of September 1, 2010, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.15
Limited Liability Company Agreement of BSF/BR Augusta JV, LLC, dated as of July 29, 2010, incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.16
Promissory Note by and between BEMT Augusta, LLC and Bluerock Special Opportunity + Income Fund II, LLC dated September 1, 2010, incorporated by reference to Exhibit 10.29 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.17
Pledge and Security Agreement by and between BEMT Augusta, LLC and Bluerock Special Opportunity + Income Fund II, LLC dated September 1, 2010, incorporated by reference to Exhibit 10.30 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.18
Multifamily Note - by and between BSF/BR Augusta, LLC and CWCapital dated September 1, 2010, incorporated by reference to Exhibit 10.31 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.19
Property Management Agreement by and between BSF-St. Andrews, LLC and Hawthorne Residential Partners, Inc dated as of September 7, 2010, incorporated by reference to Exhibit 10.32 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.20
Limited Liability Company/Joint Venture Agreement of Bell BR Hillsboro Village JV, LLC, dated as of September 30, 2010, incorporated by reference to Exhibit 10.33 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.21
Promissory Note by and between BEMT Hillsboro Village, LLC and Bluerock Special Opportunity + Income Fund II, LLC dated September 30, 2010, incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.22
Pledge and Security Agreement by and between BEMT Hillsboro Village, LLC and Bluerock Special Opportunity + Income Fund II, LLC dated September 30, 2010, incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.23
Multifamily Deed of Trust - by and between Bell BR Hillsboro Village JV, LLC and CBRE Multifamily Capital, Inc. dated September 30, 2010, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.24
Property Management Agreement by and between Bell BR Hillsboro Village JV, LLC and Bell Partners, Inc dated as of September 27, 2010, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.25	Deed of Trust Note between BR Creekside, LLC and Walker & Dunlop, LLC, incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed on October 20, 2010

10.26
Promissory Note between BEMT Meadowmont, LLC and Bluerock Special Opportunity + Income Fund II, dated as of January 20, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 26, 2011

10.27
Pledge and Security Agreement between BEMT Meadowmont LLC and Bluerock Special Opportunity & Income Fund II, dated as of January 20, 2011, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 26, 2011

21.1	List of Subsidiaries incorporated by reference to Exhibit 21.1 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act