Form 10-Q
period 2011-03-31
Bluerock Enhanced Multifamily Trust, Inc.
filed 2011-05-16
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
OR
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

As of April 28, 2011 the Registrant had  754,381 shares of common stock outstanding.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

FORM 10-Q

March 31, 2011

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	As of
	(Unaudited) March 31, 2011	December 31, 2010
ASSETS

Investments in unconsolidated real estate joint ventures	$5,953,214	$6,301,860
Cash and cash equivalents	175,120	125,237
Due from affiliates	-	524,248
Other assets	76,558	82,679
TOTAL ASSETS	$6,204,892	$7,034,024

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

Notes payable to affiliates	$4,984,578	$4,834,578
Accounts payable	487,478	219,686
Other accrued liabilities	233,329	261,495
Due to affiliates	1,229,080	-
Distributions payable	40,784	40,286

Total liabilities	6,975,249	5,356,045

Redeemable common stock	91,447	63,334

Stockholders' (deficit) equity
Preferred stock, $0.01 par value, 250,000,000 shares
authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 749,999,000 shares authorized;
708,677 and 677,618 shares issued and outstanding as of
March 31, 2011 and December 31, 2010, respectively	7,087	6,776
Nonvoting convertible stock, $0.01 par value per share;
1,000 shares authorized, issued and outstanding	10	10
Additional paid-in-capital, net of costs	4,641,103	4,586,644
Cumulative distributions and net losses	(5,510,004)	(2,978,785)

Total stockholders' (deficit) equity	(861,804)	1,614,645
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$6,204,892	$7,034,024

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended March 31,
	2011	2010
Expenses
Asset management and oversight fees to affiliates	$82,292	$27,422
Acquisition costs to affiliates	-	56,525
General and administrative	2,162,685	74,221

Total expenses	2,244,977	158,168

Other operating activities
Equity in loss of unconsolidated joint ventures (Note 4)	(83,247)	(269,051)

Operating loss	(2,328,224)	(427,219)

Other expense

Interest expense to affiliates, net	85,457	50,138

Net loss	$(2,413,681)	$(477,357)

Basic and diluted loss per share	$(3.62)	$(18.73)

Weighted average number of shares outstanding	666,596	25,483

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY

	Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Cumulative Distributions	Net loss	Total Stockholders' (Deficit) Equity
Balance, January 1, 2010	1,000	$10	37,200	$372	$222,731	$-	$(438,921)	$(215,808)

Issuance of restricted stock, net			7,500	75	56,800			56,875
Issuance of common stock, net			632,918	6,329	4,370,447			4,376,776
Transfers to redeemable common stock					(63,334)			(63,334)
Distributions declared						(232,994)		(232,994)
Net loss							(2,306,870)	(2,306,870)
Balance, December 31, 2010	1,000	10	677,618	6,776	4,586,644	(232,994)	(2,745,791)	1,614,645

Issuance of restricted stock, net					11,250			11,250
Issuance of common stock, net			31,059	311	71,322			71,633
Transfers to redeemable common stock					(28,113)			(28,113)
Distributions declared						(117,538)		(117,538)
Net loss							(2,413,681)	(2,413,681)

Balance, March 31, 2011 (unaudited)	1,000	$10	708,677	$7,087	$4,641,103	$(350,532)	$(5,159,472)	$(861,804)

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For theThree Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net loss	$(2,413,681)	$(477,357)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity in loss of unconsolidated joint ventures	83,247	269,050
Distributions from unconsolidated real estate joint ventures	301,465	115,226
Share based compensation charge attributable to
director's stock compensation plan	11,250	23,125
Increase in due to affiliates	1,753,328	132,117
Decrease in other assets	6,121	-
Increase in accounts payable and other accrued liabilities	239,626	49,129
Net cash used in operating activities	(18,644)	111,290

Cash Flows from Investing Activities
Investment in unconsolidated real estate joint venture	(36,066)	(569,268)

Net cash used in investing activities	(36,066)	(569,268)

Cash Flows from Financing Activities
Distributions on common stock	(88,927)	-
Proceeds from notes payable	150,000	457,978
Issuance of common stock, net	43,520	-
Payment of offering costs	-	(50,000)
Net cash provided by financing activities	104,593	407,978

Net increase (decrease) in cash and cash equivalents	49,883	(50,000)

Cash and cash equivalents, beginning of period	125,237	186,863

Cash and cash equivalents, end of period	$175,120	$136,863

Supplemental Disclosure of Cash Flow Information:
Interest Paid	$68,420	$-

Supplemental Disclosure of Noncash Transactions:
Distributions payable	$40,784	$-

Distributions paid to common stockholders through common stock
issuances pursuant to the distribution reinvestment plan	$28,113	$-

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 (Unaudited)

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

On August 22, 2008, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of our common stock in our primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers and up to $285,000,000 in shares pursuant to our distribution reinvestment plan at $9.50 per share (our “Initial Public Offering”).  The SEC declared our registration statement effective on October 15, 2009 and we have retained Select Capital Corporation to serve as the dealer manager of the Initial Public Offering.  The dealer manager is responsible for marketing our shares in the Initial Public Offering.  As of May 20, 2010, we had received gross offering proceeds sufficient to satisfy the minimum offering amount for the Initial Public Offering.  Accordingly, we broke escrow with respect to subscriptions received from all states in which our shares are currently being offered.  As of March 31, 2011, we had accepted aggregate gross offering proceeds of $6,485,030.

We intend to use substantially all of the net proceeds from the Initial Public Offering to invest in a diverse portfolio of real estate and real estate-related assets.  As of March 31, 2011, we own, through joint venture partnerships, five multifamily real estate properties discussed in detail in Note 3 (Investments in Real Estate).

Our offering was suspended from November 17, 2010 until March 2, 2011 in connection with our determination to restate certain of our financial statements.  On January 19, 2011 we filed the necessary restated financials and the Financial Industry Regulatory Authority (“FINRA”) and Select, our managing broker dealer, reinstated the Initial Public Offering effective March 2, 2011. These restatements resulted in substantial unanticipated costs in the form of accounting, legal fees, and similar professional fees, in addition to the substantial diversion of time and attention of our Chief Financial Officer and members of our accounting team in preparing the restatements. Although the restatement is complete, we can give no assurances that we will not incur additional costs associated with the restatements. If upon recommencement of our offering, the rate at which we raise offering proceeds does not improve significantly, our general and administrative costs may remain higher relative to the size of our portfolio, our portfolio may not be as diversified as it would be otherwise and we may need to seek additional sources of funding to address our short and long term liquidity requirements. Moreover, we cannot predict the impact of the restatement on our ability to increase sales.  To the extent cash on hand is not sufficient to meet our short-term liquidity requirements we expect to utilize credit facilities obtained from affiliates or unaffiliated third parties. Our Sponsor has also agreed to defer payment of asset management fees, acquisition fees and operating and offering costs advanced on our behalf and current year reimbursable operating expenses through 2011 as well as to fund any remaining cash shortfall, as necessary.  In additions, as our sponsor has management control of the affiliates that are lenders to us and thus has the authority to extend the notes that have maturities in 2011, it has committed to extend such notes based on our ability to repay those obligations.

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

Because we are the sole general partner of our operating partnership and have unilateral control over its management and major operating decisions (even if additional limited partners are admitted to our operating partnership), the accounts of our operating partnership are consolidated in our consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.  We will consider future majority owned and controlled joint ventures for consolidation in accordance with the provisions required by the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) FASB Accounting Standards Codification (“ASC”).

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Interim Financial Information

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP, have been condensed or omitted in accordance with such rules and regulations, although management believes the disclosures are adequate to prevent the information presented from being misleading.  In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011, are not indicative of the results that may be expected for the year ending December 31, 2011.

The balance sheet at December 31, 2010, has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  For further information refer to the financial statements and notes thereto included in our audited consolidated financial statements for the year ended December 31, 2010 contained in the Annual Report on Form 10-K filed with the SEC on March 31, 2011.

Joint Ventures

We analyze our investments in joint ventures to determine if the joint venture is a variable interest entity (a “VIE”) and would require consolidation. We (a) evaluate the sufficiency of the total equity at risk, (b) review the voting rights and decision-making authority of the equity investment holders as a group, and whether there are any guaranteed returns, protection against losses, or capping of residual returns within the group and (c) establish whether activities within the venture are on behalf of an investor with disproportionately few voting rights in making this VIE determination. We would consolidate a venture that is determined to be a VIE if we were the primary beneficiary. The primary beneficiary of a VIE is determined whereby the variable interest holder, if any, that has the power to direct the VIE’s most significant activities is considered the primary beneficiary. To the extent that our joint ventures do not qualify as VIE’s we further assess the existence of a controlling financial interest under a voting interest model to determine whether the venture should be consolidated.

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

Cash and Cash Equivalents

We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.  There are no restrictions on the use of our cash as of March 31, 2011.

Deferred Financing Costs

Deferred financing fees, paid by us on behalf of our joint ventures, are recorded at cost within investments in unconsolidated real estate joint ventures and are amortized to equity in loss of unconsolidated joint ventures using a straight-line method that approximates the effective interest method over the life of the related joint venture debt.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 (Unaudited)

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

Organization and Offering Costs

Our organization and offering costs (other than selling commissions and the dealer manager fee) were initially being paid by the advisor, the dealer manager or their affiliates on our behalf. These other organization and offering costs include all expenses to be paid by us in connection with our Initial Public Offering, including but not limited to (i) legal, accounting, printing, mailing and filing fees; (ii) charges of the escrow holder and transfer agent; (iii) charges of the advisor for administrative services related to the issuance of shares in the Initial Public Offering; (iv) reimbursement of the dealer manager for amounts it may pay to reimburse the bona fide diligence expenses of broker-dealers; (v) reimbursement to the advisor for costs in connection with preparing supplemental sales materials; (vi) the cost of bona fide training and education meetings held by us (primarily the travel, meal and lodging costs of registered representatives of broker-dealers); (vii) reimbursement to the dealer manager for attendance and sponsorship fees and cost reimbursements for employees of the dealer manager to attend retail seminars conducted by broker-dealers; and (viii) in special cases, reimbursement to participating broker-dealers for technology costs associated with the offering, costs and expenses related to such technology costs, and costs and expenses associated with the facilitation of the marketing of the shares in the offering and the ownership of the shares by such broker-dealers’ customers. Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse the advisor, the dealer manager or their affiliates, as applicable, for organization and offering costs paid by them on our behalf, provided that the advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by us in the offering exceed 15% of gross offering proceeds.  As of March 31, 2011and December 31, 2010, the advisor has incurred on our behalf organization and offering costs of $2,844,061 of which $507,656

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 (Unaudited)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

has been reimbursed to the advisor. We met the minimum number of shares in our Initial Public Offering on May 20, 2010 and the costs paid by the advisor on our behalf became a liability to us to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Initial Public Offering.  As of March 31, 2011, we had recognized  offering costs, other than selling commissions and dealer manager fees, of $1,548,777 of which $1,041,121 was incurred directly by us and $507,656 was reimbursed to the advisor.  As of December 31, 2010, we had recognized offering costs, other than selling commissions and dealer manager fees, of $1,339,397 of which $831,741 was incurred directly by us and $507,656 was reimbursed to the advisor and $49,931 of organizational costs.  When recorded by us, organization costs were expensed and offering costs, which include selling commissions and dealer manager fees, are charged to stockholders’ equity.

Operating Expenses

We reimburse the advisor for all reasonable expenses incurred in connection with services provided to us, subject to the limitation that we will not reimburse any amount that would cause our total operating expenses at the end of the four preceding fiscal quarters to exceed the greater of 2% of our average invested assets or 25% of our net income determined (1) without  reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period.  Notwithstanding the above, we may reimburse amounts in excess of the limitation if a majority of our independent directors determines such excess amount was justified based on unusual and non-recurring factors. If such excess expenses are not approved by a majority of our independent directors, our advisor must reimburse us at the end of the four fiscal quarters the amount by which the aggregate expenses during the period paid or incurred by us exceeded the limitations provided above.  We will not reimburse the advisor for personnel costs in connection with services for which the advisor receives acquisition, origination or disposition fees.  From January 1, 2009 through March 31, 2011, our advisor and its affiliates incurred $677,415 of operating expenses on our behalf, which amount has been recorded on our income statement for the period ended March 31, 2011, but has not yet been reimbursed to our advisor as of March 31, 2011 and December 31, 2010.  Due to the limitation discussed above and because operating expenses incurred directly by us exceeded the 2% threshold, the amount due to the advisor had not been recorded on our income statement as of December 31, 2010.  Further, $973,607 had been recorded as a receivable from the advisor as of December 31, 2010 for the excess operating expenses incurred directly by us over the 2% threshold.  On March 22, 2011, our Board of Directors, including all of our independent directors, reviewed our total operating expenses for the four fiscal quarters ended December 31, 2009 (and the four fiscal quarters ended each quarter after) and an estimate of our total operating expenses for the four fiscal quarters to end March 31, 2011 and unanimously determined the excess amount to be justified because of the costs of operating a public company in our early stage of operation.  Upon this approval these costs, totaling $1,646,818, were expensed and $677,415 became a liability to us, payable to our advisor and its affiliates.  As of March 31, 2011 $4,204 has been reimbursed to our advisor and our advisor has agreed to defer further repayment of these costs until a later date.

Selling Commissions and Dealer Manager Fees

We pay the dealer manager up to 7% and 2.6% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid with respect to certain volume discount sales. No sales commission or dealer manager fee is paid with respect to shares issued through the distribution reinvestment plan. The dealer manager may re-allow all or a portion of sales commissions earned to participating broker-dealers. The dealer manager may re-allow, in its sole discretion, to any participating broker-dealer a portion of its dealer manager fee as a marketing fee.  As of March 31, 2011 and December 31, 2010, we have incurred $593,429 and $565,629, respectively, of selling commissions and dealer manager fees.

Acquisition and Origination Fees

We pay the advisor an acquisition fee equal to 1.75% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. With respect to loan purchases, we pay an origination fee equal to 1.75% of the amount funded by us to acquire or originate mortgage, mezzanine, bridge or other loans, including any expenses related to such investments and any debt we use to fund the acquisition or origination of these loans. We do not pay acquisition fees with respect to investments in loans.  For the three months ended March 31, 2011 and March 31, 2010, we have incurred $0 and $56,525, respectively, of acquisition fees.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Asset Management and Oversight Fee

With respect to investments in real estate, we incur a monthly asset management fee payable to the advisor equal to one-twelfth of 1% of the higher of the cost or the value of each asset.  Cost equals the amount actually paid, excluding acquisition fees and expenses, to purchase each asset we acquire, including any debt attributable to the asset (including debt encumbering the asset after its acquisition), provided that, with respect to any properties we develop, construct or improve, cost will include the amount expended by us for the development, construction or improvement.  The value of an asset is the fair market value established by the most recent independent valuation report, without reduction for depreciation, bad debts or other non-cash reserves. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the cost or value of the underlying investment.  For the three months ended March 31, 2011 and March 31, 2010 we had incurred $82,292 and $27,422, respectively, of asset management and oversight fees.

Financing Fee

We pay the advisor a financing fee equal to 1% of the amount, under any loan or line of credit, made available to us.  For the three months ended March 31, 2011 and March 31, 2010 we had incurred $0 and $72,308, respectively, of financing fees

Independent Director Compensation

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 (Unaudited)

The following table reconciles the components of basic and diluted net loss per common share:

	Three Months Ended
	March 31, 2011	March 31, 2010
Net loss	$(2,413,681)	$(477,357)
Dividends on restricted stock expected to vest	(2,540)	-
Basic net loss attributable to common shareholders	(2,416,221)	(477,357)
Weighted average number of common shares outstanding	666,596	25,483
Potential dilutive shares (1)	-	-
Weighted average number of common shares outstanding and potential dilutive shares	666,596	25,483

(1) Excludes 14,717 and 13,133 shares related to non-vested restricted stock for the three months ended March 31, 2011 and March 31, 2010, respectively.  Also excludes any dilution related to the 1,000 shares of convertible stock as the conversion would be anti-dilutive and currently there would be no conversion into common shares.

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

MARCH 31, 2011 (Unaudited)

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

We limit the dollar value of shares that may be repurchased under the program as described above.  During the three months  ended March 31, 2011, we did not repurchase any shares pursuant to our share repurchase plan because of the restriction that during each calendar year redemptions are limited to the amount of net proceeds from the sale of shares under our distribution reinvestment plan during the prior calendar year and the restriction that shareholders hold their shares for one year.  June 1, 2010 was the first month that shares were issued under the distribution reinvestment plan.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 (Unaudited)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Recently Issued Accounting Standards Updates

In November 2010, the FASB issued an update to its existing guidance on business combinations. This guidance requires a public entity that presents comparative financial statements to present in its pro forma disclosure the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period. In addition, this guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010, which for us is calendar year 2011. The guidance did not have an impact on our disclosures for the quarter ended March 31, 2011.

3.  INVESTMENTS IN REAL ESTATE

As of March 31, 2011, our portfolio consists of five properties acquired through unconsolidated joint ventures.  The following table provides summary information regarding our investments ($ in thousands).

Multifamily Community Name/Location	Approx. Rentable Square Footage	Number of Units	Date Acquired	Property Acquisition Cost(1)	Joint Venture Equity Investment Information		Approx. Annualized Base Rent (2)
					Amount of Our Investment	Our Ownership Interest in Property Owner		Average Annual Effective Rent Per Unit(3)	Approx. % Leased
Springhouse at Newport News/ Newport News, Virginia	310,826	432	12/03/2009	$29,250	$1,730	37.50%	$4,230	$10	92%
The Reserve at Creekside Village/ Chattanooga, Tennessee	211,632	192	03/31/2010	$14,250	$264	23.31%	$2,127	$10	97%
The Apartments at Meadowmont/Chapel Hill, North Carolina	296,240	258	04/09/2010	$36,960	$1,224	16.25%	$4,046	$16	95%
The Estates at Perimeter/ Augusta, Georgia	266,148	240	09/01/2010	$24,950	$1,610	25.00%	$2,920	$12	91%
Gardens at Hillsboro Village/ Nashville, Tennessee	187,430	201	09/30/2010	$32,394	$1,125	12.50%	$3,283	$16	97%
				$137,804	$5,953		$16,606

(1)	Property Acquisition Cost excludes acquisition fees and closing costs.
(2)
Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases as of March 31, 2011 and does not take into account any rent concessions or prospective rent increases.

(3)	Annual effective rent per unit includes the effect of tenant concessions over the term of the lease.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 (Unaudited)

4.  EQUITY METHOD INVESTMENTS

We accounted for the acquisitions of our interests in properties through managing member LLCs in accordance with the provisions of the Consolidation Topic of the FASB ASC.  Following is a summary of our ownership interest by property as of March 31, 2011.

Property	Joint Venture interest	Managing Member LLC interest	Indirect Equity Interest in Property
Springhouse	75.00%	50.00%	37.50%
Creekside	69.93%	33.33%	23.31%
Meadowmont	50.00%	32.50%	16.25%
Augusta	50.00%	50.00%	25.00%
Hillsboro	37.57%	33.27%	12.50%

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 (Unaudited)

4.  EQUITY METHOD INVESTMENTS – (Continued)

The carrying amount of our investments in unconsolidated joint ventures was $5,953,214 and $6,301,860 as of March 31, 2011 and December 31, 2010, respectively.  Summary unaudited financial information for the operating properties, Balance Sheets as of March 31, 2011 and December 31, 2010 and Operating Statements for the three months ended March 31, 2011 and 2010, is as follows:

Balance Sheet :	As of March 31, 2011	As of December 31, 2010

Real Estate, net of depreciation	$131,682,203	$133,126,052
Other assets	4,050,573	4,622,311
Total assets	$135,732,776	$137,748,363

Mortgage payable	$105,988,271	$106,016,772
Other current liabilities	1,610,404	1,789,209
Total liabilities	107,598,675	107,805,981

Stockholders’ equity	28,134,101	29,942,382
Total liabilities and stockholders’ equity	$135,732,776	$137,748,363

	Three Months Ended	Three Months Ended
	March 31, 2011	March 31, 2010

Operating Statement:
Rental revenues	$3,855,870	$943,328
Operating expenses	(1,465,905)	(452,725)
Income before debt service	2,389,965	490,603
Mortgage Interest	(1,296,208)	(331,110)
Acquisition costs	-	(183,553)
Depreciation and amortization	(1,544,806)	(638,482)
Net loss	(451,049)	(662,542)
Net loss attributable to JV partners	370,317	394,588
	(80,732)	(267,954)
Amortization of deferred financing costs paid on behalf of joint ventures	(2,515)	(1.097)
Equity in net loss of unconsolidated joint ventures	$(83,247)	$(269,051)

As discussed above, the investments in Springhouse, Meadowmont, Augusta and Hillsboro are considered VIEs and we are not the primary beneficiary.  These investments are accounted for as equity method investments and are included in the caption Investments in unconsolidated real estate joint ventures on the consolidated balance sheet.  The risks and rewards associated with our interest in these entities are based primarily on our ownership percentage.  Our maximum exposure to loss is equal to our investment balance which is $5,689,319 as of March 31, 2011.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 (Unaudited)

5.  NOTES PAYABLE

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

In connection with our investment in the Springhouse joint venture, on December 3, 2009, BEMT Springhouse LLC, a wholly owned subsidiary of our operating partnership (“BEMT Springhouse”), entered into a loan agreement with Bluerock Special Opportunity + Income Fund (“BEMT Co-Investor”) pursuant to which BEMT Springhouse borrowed $2.8 million (the “BEMT Co-Investor Springhouse Loan”). The BEMT Co-Investor Springhouse Loan initially had a six-month term, maturing June 3, 2010, which was subsequently extended to December 3, 2010 and again to June 3, 2011.  A partial repayment in the amount of $1.1 million was made on June 23, 2010. It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. For the three month period ended March 31, 2011 and March 31, 2010, the interest rate on the BEMT Co-Investor Springhouse Loan was 7.00%. Interest on the loan will be paid on a current basis from cash flow distributed to us from BR Springhouse Managing Member, LLC (the “Springhouse Managing Member JV Entity”). The BEMT Co-Investor Springhouse Loan is secured by a pledge of our indirect membership interest in the Springhouse property and a pledge of BEMT Springhouse’s direct membership interest in the Springhouse Managing Member JV Entity.

In connection with our investment in the Augusta joint venture, on September 1, 2010, BEMT Augusta entered into a loan agreement with BEMT Co-Investor pursuant to which it borrowed $1.9 million (the “BEMT Co-Investor Augusta Loan”), in connection with the Augusta Property closing.  The BEMT Co-Investor Augusta Loan initially had a six-month term maturing February 28, 2011, which was subsequently extended to August 31, 2011.  The loan may be prepaid without penalty.  It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized.  Interest on the loan is paid on a current basis from cash flow distributed to us from the Augusta Managing Member JV Entity.  The BEMT Co-Investor Augusta Loan is secured by a pledge of our indirect membership interest in the Augusta property and a pledge of BEMT Augusta’s direct membership interest in the Augusta Managing Member JV Entity.

In connection with our investment in the Hillsboro joint venture, on September 30, 2010, BEMT Hillsboro entered into a loan agreement with BEMT Co-Investor II pursuant to which it borrowed $1.3 million (the “BEMT Co-Investor II Hillsboro Loan).  The BEMT Co-Investor II Hillsboro Loan initially had a six-month term maturing March 31, 2011, which was subsequently extended to September 30, 2011.  It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized.  Interest on the loan is paid on a current basis from cash flow distributed to us from the Hillsboro Managing Member JV Entity. The BEMT Co-Investor II Hillsboro Loan is secured by a pledge of our indirect membership interest in the Hillsboro property and a pledge of BEMT Hillsboro’s direct membership interest in the Hillsboro Managing Member JV Entity.

We expect to repay the Meadowmont, Springhouse, Augusta and Hillsboro notes upon maturity with the proceeds to be raised from the Initial Public Offering.  If we are unable to repay the principal amounts upon maturity, our sponsor, who has management control of the affiliates that are lenders to us and thus has the authority to extend the notes that have maturities in 2011, has committed to extend such notes based on our ability to repay those obligations.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 (Unaudited)

6.  FAIR VALUE DISCLOSURE

As of March 31, 2011, we believe the carrying values of cash and cash equivalents and receivables and payables from affiliates approximate their fair values based on their highly-liquid nature and/or short-term maturities, including prepayment options.  As of March 31, 2011 and December 31, 2010, we had no significant assets or liabilities measured at fair value on a recurring or nonrecurring basis.  We estimate fair values for financial instruments based on interest rates with similar terms and remaining maturities that management believes we could obtain.

7.  RELATED PARTY TRANSACTIONS

In connection with our investments we entered into loan agreements with BEMT Co-Investor and BEMT Co-Investor II, the terms of which are described above in Note 5 (Notes Payable).

As of March 31, 2011, $2,844,061 of organizational and offering costs have been incurred on our behalf. We are liable to reimburse these costs only to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the offering.  When recorded by us, organizational costs are expensed and third-party offering costs are charged to shareholders’ equity.  Organizational and offering costs will be reimbursed from the gross proceeds of the Initial Public Offering.  As of March 31, 2011, $49,931 of organizational costs were expensed in 2010 and $1,548,777 million of offering costs have been charged to shareholders equity.

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

The advisor also receives a financing fee equal to 1% of the amount, under any loan or line of credit, made available to us. The advisor may re-allow some or all of this fee to reimburse third parties with whom it may subcontract to procure such financing for us. In addition, to the extent the advisor provides a substantial amount of services in connection with the disposition of one or more of our properties or investments (except for securities that are traded on a national securities exchange), the advisor will receive fees equal to the lesser of (A) 1.5% of the sales price of each property or other investment sold or (B) 50% of the selling commission that would have been paid to a third-party broker in connection with such a disposition. In no event may disposition fees paid to the advisor or its

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 (Unaudited)

7.  RELATED-PARTY TRANSACTIONS – (Continued)

affiliates and unaffiliated third parties exceed in the aggregate 6% of the contract sales price. In addition to the fees payable to the advisor, we reimburse the advisor for all reasonable expenses incurred in connection with services provided to us, subject to the limitation that we will not reimburse any amount that would cause our total operating expenses at the end of the four preceding fiscal quarters to exceed the greater of 2% of our average invested assets or 25% of our net income determined (1) without  reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period.  Notwithstanding the above, we may reimburse amounts in excess of the limitation if a majority of our independent directors determines such excess amount was justified based on unusual and non-recurring factors. If such excess expenses are not approved by a majority of our independent directors, our advisor must reimburse us at the end of the four fiscal quarters the amount by which the aggregate expenses during the period paid or incurred by us exceeded the limitations provided above.  We will not reimburse the advisor for personnel costs in connection with services for which the advisor receives acquisition, origination or disposition fees.  From January 1, 2009 through March 31, 2011, our advisor and its affiliates incurred $677,415 of operating expenses on our behalf, which amount has been recorded on our income statement for the period ended  March 31, 2011, but has not yet been reimbursed to our advisor March 31, 2011 and December 31, 2010.  Due to the limitation discussed above and because operating expenses incurred directly by us exceeded the 2% threshold, the amount due to the advisor had not been recorded on our income statement as of December 31, 2010.  Further, $973,607 had been recorded as a receivable from the advisor as of December 31, 2010 for the excess operating expenses incurred directly by us over the 2% threshold.  On March 22, 2011, our Board of Directors, including all of our independent directors, reviewed our total operating expenses for the four fiscal quarters ended December 31, 2009 (and the four fiscal quarters ended each quarter after) and an estimate of our total operating expenses for the four fiscal quarters to end March 31, 2011 and unanimously determined the excess amount to be justified because of the costs of operating a public company in our early stage of operation.  Upon this approval these costs, totaling $1,646,818, were expensed and $677,415 became a liability to us, payable to our advisor and its affiliates.  As of March 31, 2011 $4,204 has been reimbursed to our advisor and our advisor has agreed to defer further repayment of these costs until a later date.

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

We may pay Bluerock REIT Property Management, LLC, a wholly owned subsidiary of the advisor, a property management fee equal to 4% of the monthly gross income from any properties it manages. In general, we contract property management services for certain properties directly to non-affiliated third parties, in which event we will pay the advisor an oversight fee equal to 1% of monthly gross revenues of such properties.

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

Some of the material conflicts that the advisor or its affiliates face are: 1) the determination of whether an investment opportunity should be recommended to us or another Bluerock-sponsored program or Bluerock-advised investor; 2) the allocation of the

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 (Unaudited)

7.  RELATED-PARTY TRANSACTIONS – (Continued)

time of key executive officers, directors, and other real estate professionals among the Company, other Bluerock-sponsored programs and Bluerock-advised investors, and the activities in which they are involved; 3) the fees received by the advisor and its affiliates in connection with transactions involving the purchase, origination, management and sale of investments regardless of the quality of the asset acquired or the service provided us; and 4) the fees received by the advisor  and its affiliates in connection with the Initial Public Offering.

Pursuant to the terms of the advisory agreement, summarized below are the related-party costs incurred by us for the three months ended March 31, 2011, and any related amounts payable as of March 31, 2011:

	Incurred	Payable as of
	Three months ended March 31, 2011	March 31, 2011
Asset Management and Oversight Fees	$82,292	$314,868
Acquisitions Fees	-	81,776
Financing Fees	-	14,491
Reimbursable Operating Expenses	1,189,078	673,211
Reimbursable Organizational Costs	-	49,931
Other	112,809	94,803
Total	$1,384,179	$1,229,080

In addition to the amounts incurred by the Company as shown above, our advisor has incurred on our behalf $2,286,474 of offering costs which will become payable as additional offering proceeds are raised to the extent that selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds

8.  STOCKHOLDERS’ EQUITY

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 (Unaudited)

under the independent director’s compensation plan).  We have reserved and authorized an aggregate number of 2,000,000 shares of our common stock for issuance under the Incentive Plan.

Stock-based Compensation for Independent Directors

Our independent directors received an automatic grant of 5,000 shares of restricted stock on the effective date of the Initial Public Offering and will receive an automatic grant of 2,500 shares of restricted stock when such directors are reelected at each annual meeting of our stockholders thereafter. Each person who thereafter is elected or appointed as an independent director will receive an automatic grant of 5,000 shares of restricted stock on the date such person is first elected as an independent director and an automatic grant of 2,500 shares of restricted stock when such director is reelected at each annual meeting of our stockholders thereafter. To the extent allowed by applicable law, the independent directors will not be required to pay any purchase price for these grants of restricted stock. The restricted stock will vest 20% at the time of the grant and 20% on each anniversary thereafter over four years from the date of the grant. All restricted stock may receive distributions, whether vested or unvested. The value of the restricted stock to be granted is not determinable until the date of grant. During the three months ended March 31, 2011, no shares of restricted stock have been granted to the three independent directors.

A summary of the status of our non-vested shares as of March 31, 2011, and changes during the three months ended March 31, 2011, is presented below:

Non Vested shares	Shares	Weighted average grant-date fair value
Balance at January 1, 2011	13,188	$131,875
Granted	-	-
Vested	(1,125)	(11,250)
Forfeited	-	-
Balance at March 31, 2011	12,063	$120,625

At March 31, 2011, there was $120,625 of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a period of four years. The total fair value of shares vested during the three months ended March 31, 2011 was $11,250.

We currently use authorized and unissued shares to satisfy share award grants.

Distributions

We paid our first distribution effective June 1, 2010.  Distributions, including distributions paid by issuing shares under the distribution reinvestment plan, for the three months ended March 31, 2011 were as follows:

	Distributions
2011	Declared	Paid
First Quarter	$117,538	$117,040

Distributions are calculated based on stockholders of record each day during the period at a rate of $0.00191781 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share.

9.  ECONOMIC DEPENDENCY

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2011 (Unaudited)

10.  SUBSEQUENT EVENTS

Status of the Offering

For the period April 1, 2011 through April 28, 2011, we sold approximately 45,704 shares of common stock for gross proceeds of $441,717 including issuances through our distribution reinvestment plan

We are in the process of seeking regulatory approval to transfer the dealer manager duties for our Initial Public Offering from our current dealer manager, Select Capital Corporation, a third party, to Halcyon Capital Markets, LLC, our affiliate. An affiliate of our sponsor, BR Capital Markets, LLC currently owns a 90% interest in Halcyon Capital Markets, and the remaining 10% interest is owned by Halcyon Holdings, LLC. BR Capital Markets is 100% owned by R. Ramin Kamfar, a principal of our advisor. We believe that transitioning the offering from a third-party dealer manager to an affiliated dealer manager will provide us with certain benefits, that could lead to greater sales of shares; however, we can promise no assurances that the transition will increase sales in the Initial Public Offering. Halcyon Capital Markets is a Massachusetts limited liability company, headquartered at 5775 Wayzata Boulevard, Suite 960, Minneapolis, Minnesota, 55416. We expect that upon receipt of all required regulatory approvals, Halcyon Capital Markets will assume the role of dealer manager for the remainder of the offering period. We are currently negotiating the terms of the dealer manager agreement with Halcyon Capital Markets; however, we expect the terms would be substantially the same as our current dealer manager agreement with Select Capital Corporation.

Distributions Paid

Distributions Declared Daily For Each Day in Month Listed	Date Paid	Total Distribution	Cash Distribution	Dollar amount of Shares Issued pursuant to the distribution reinvestment plan
March 2011	April 1, 2011	$40,784	$26,367	$14,417
April 2011	May 2, 2011	$42,344	$27,073	$15,271

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

•
Our offering was suspended from November 17, 2010 until March 2, 2011 in connection with our determination to restate certain of our financial statements On January 19, 2011 we filed the necessary restated financials and the Financial Industry Regulatory Authority (“FINRA”) and Select, our managing broker dealer, reinstated the Initial Public Offering effective March 2, 2011. These restatements resulted in substantial unanticipated costs in the form of accounting, legal fees, and similar professional fees, in addition to the substantial diversion of time and attention of our Chief Financial Officer and members of our accounting team in preparing the restatements. Although the restatement is complete, we can give no assurances that we will not incur additional costs associated with the restatements. Our current corporate operating expenses exceed the cash flow received from our investments in real estate joint ventures. If the rate at which we raise offering proceeds does not improve significantly with the recommencement of our offering, our general and administrative costs will remain higher relative to the size of our portfolio. Moreover, we cannot predict the impact of the restatement on our ability to increase sales. To the extent cash on hand is not sufficient to meet our short-term liquidity requirements we expect to utilize credit facilities obtained from affiliates or unaffiliated third parties.

All forward-looking statements should be read in light of the factors identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-153135) filed with the SEC, as the same may be amended and supplemented from time to time.

Overview

We are a Maryland corporation organized on July 25, 2008 that intends to elect to qualify as a REIT beginning with the taxable year ended December 31, 2010.

As of May 20, 2010 we had received gross offering proceeds sufficient to satisfy the minimum offering amount. Accordingly we broke escrow with respect to subscriptions received from all states in which our shares are currently being offered.  As of April 28, 2011 we had accepted aggregate gross offering proceeds of $6,926,747.  We will experience a relative increase in liquidity as we accept additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition, development and operation of our assets.

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

Results of Operations

The SEC declared the registration statement for our best efforts initial public offering effective on October 15, 2009, and we retained Select Capital Corporation to serve as our dealer manager for the offering.  Our results of operations for the three months ended March 31, 2011 are not indicative of those expected in future periods as we are still in our organizational and development stage.

Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the apartment housing industry and real estate generally, which may be reasonably anticipated to have a material impact on the revenues or incomes to be derived from the operation of our assets.

Three months ended March 31, 2011 compared to three months ended March 31, 2010

As of March 31, 2011, we have acquired ownership interests in five joint ventures. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

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

The following table highlights some of our operating results and should be read along with the consolidated financial statements and the accompanying notes included in this report.

	Three Months Ended March 31,
			$ (Decrease)
Expenses	2011	2010	Increase
Asset management and oversight fees to affiliates	$82,292	$27,422	$54,870
Acquisition costs to affiliates	-	56,525	(56,525)
General and administrative	2,162,685	74,221	2,088,464
Total expenses	2,244,977	158,168	2,086,809
Other operating activities
Equity in loss of unconsolidated joint ventures	(83,247)	(269,051)	(185,804)
Operating loss	(2,328,224)	(427,219)	1,901,005

Interest expense, net	85,457	50,138	35,319

Net loss	$(2,413,681)	$(477,357)	$1,936,324

Asset management and oversight fees to affiliates increased $54,870 from $27,422 for the three months ended March 31, 2010  period to $82,292 for the three months ended March 31, 2011.  The increase is due to the acquisitions made during 2010 and represents the asset management fee due, but unpaid, to the advisor.  We expect asset management fees to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Acquisition costs to affiliates was zero for the three months ended March 31, 2011 as no acquisitions have occurred during the three months ended March 31, 2011.

General and administrative expenses increased $2,088,464 from $74,221 for the three months ended March 31, 2010 to $2,162,685 for the three months ended March 31, 2011. From January 1, 2009 through March 31, 2011, our advisor and its affiliates incurred $677,415 of operating expenses on our behalf.  We reimburse the advisor for all reasonable expenses incurred   in connection with services provided to us, subject to the limitation that we will not reimburse any amount that would cause our total operating expenses at the end of the four preceding fiscal quarters to exceed the greater of 2% of our average invested assets or 25% of our net income.  Because operating expenses incurred directly by us  exceeded the 2% threshold, the amount due to the advisor had not been recorded on our income statement as of December 31, 2010.  Further, $973,607 had been recorded as a receivable from the advisor for the excess operating expenses over the 2% threshold incurred directly by us as of December 31, 2010.  On March 22, 2011, our Board of Directors, including all of our independent directors, reviewed our total operating expenses for the four fiscal quarters ended December 31, 2009 (and the four fiscal quarters ended each quarter after) and an estimate of our total operating expenses for the four fiscal quarters to end March 31, 2011 and unanimously determined the excess amount to be justified because of the costs of operating a public company in our early stages of operating.   Upon this approval these costs, totaling $1,646,818, were expensed accounting for the largest component of the year over year increase.

Equity in loss of unconsolidated joint venture decreased by $185,804 from $269,051 in the 2010 period to $83,247 for the three months ended March 31, 2011.  This represents our ownership share of net income (loss) from our real estate investments as detailed in Note 4 (Equity Method Investments). The lower overall loss is due to acquisitions fees that were incurred during the three months ended March 31, 2010 and a full quarter of operating activity during 2011 for the properties acquired throughout 2010.

The table below reflects the components of the $83,247 loss:

	Springhouse	Creekside	Meadowmont	Augusta	Hillsboro	Total
Property Operating Results:
Rental revenue	$970,122	$492,834	$959,277	$646,773	$786,864	$3,855,870
Operating expenses	366,315	269,808	333,622	218,184	277,976	1,465,905
Net Operating Income (NOI)(1)	603,807	223,026	625,655	428,589	508,888	2,389,965
Interest Expense (2)	(331,110)	(148,854)	(395,438)	(190,696)	(230,111)	(1,296,209)
Depreciation and amortization	(260,394)	(127,326)	(274,049)	(371,561)	(511,476)	(1,544,806)
Net income (loss)	12,303	(53,154)	(43,832)	(133,668)	(232,699)	(451,050)
Net (income) loss attributable to JV partners	(8,039)	38,273	36,445	100,084	203,554	370,317
	4,264	(14,881)	(7,387)	(33,584)	(29,145)	(80,733)
Amortization of deferred financing costs paid on behalf of joint ventures	(1,097)	-	(579)	(321)	(517)	(2,514)
Equity in net income (loss) of unconsolidated joint ventures	$3,167	$(14,881)	$(7,966)	$(33,905)	$(29,662)	$(83,247)

(1)
We evaluate the performance of our properties based upon NOI, which is a non-Generally Accepted Accounting Principle (“GAAP”) supplemental financial measure.  We use NOI to evaluate the operating performance of our real estate and to make decisions concerning the operation of the property.  We believe that NOI is essential to the investor in understanding the value of income-producing real estate.  Net Income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as depreciation and amortization, interest expense and corporate general and administrative expenses.  Additionally, NOI as defined by us may not be comparable to other REITs or companies as their definitions of NOI may differ from our definition.

(2)	Aggregate debt service ratio of 1.84.

The following is a summary of our investments as of March 31, 2011.

Multifamily Community	Date Acquired	Number of Units	Our Ownership Interest in Property Owner	Occupancy %	NOI (1) (in thousands)	Debt Service Coverage Ratio
Springhouse at Newport News	12/03/2009	432	37.50%	92%	$604	1.82
The Reserve at Creekside Village	03/31/2010	192	23.31%	97%	$223	1.50
The Apartments at Meadowmont	04/09/2010	258	16.25%	95%	$626	1.58
The Estates at Perimeter	09/01/2010	240	25.00%	91%	$429	2.25
Gardens at Hillsboro Village	09/30/2010	201	12.50%	97%	$509	2.21
(1)	Please see table above for a reconciliation of our equity in net income (loss) of unconsolidated joint ventures to the NOI of our properties.

Interest expense increased $35,319 from $50,138 for  the three months ended March 31, 2010  to $85,457 for the three months ended March 31, 2011 and relates to the affiliate loans for the joint venture investments acquired during 2010 and the borrowing on the line of credit in 2011.

Organization and Offering Costs

Our organization and offering costs (other than selling commissions and dealer manager fees) may be paid by our advisor, the dealer manager or their affiliates on our behalf. Other offering costs include all expenses to be incurred by us in connection with our Initial Public Offering. Organization costs include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf; however, our advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by us exceed 15% of gross proceeds from our Initial Public Offering. Through March 31, 2011, including shares issued through our distribution reinvestment plan, we had sold 708,677 shares in the offering for gross offering proceeds of $6,485,030 and recorded organization costs of $49,931, other offering costs of $1,548,777 and selling commissions and dealer manager fees of $593,429. In addition  our advisor has incurred on our behalf $2,286,474 of offering costs which will become payable as additional offering proceeds are raised to the extent that selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds

Operating Expenses

Under our advisory agreement our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and information technology costs.  We do not, however, reimburse our advisor for personnel costs in connection with services for which our advisor receives acquisition, origination or disposition fees or for personnel costs related to the salaries of our executive officers.  From January 1, 2009 through March 31, 2011, our advisor and its affiliates incurred $677,415 of operating expenses on our behalf, which amount has not yet been reimbursed as of April 28, 2011.  Our charter limits our total operating expenses at the end of the four preceding fiscal quarters to the greater of (A) 2% of our average invested assets, or (B) 25% of our net income determined (1) without reductions for any additions to reserves for depreciations, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period, notwithstanding the above limitation, we may reimburse amounts in excess of the limitation if  a majority or our independent directors determines that such excess amounts were justified based on unusual and non-recurring factors.  Due to the limitations discussed above and because operating expenses incurred directly by us have exceeded the 2% threshold, the amount due to the advisor had not been recorded on our income statement as of December 31, 2010.  Further, as of December 31, 2010  $973,607 had been recorded as a receivable from the advisor for the excess operating expenses incurred directly by us over the 2% threshold.  On March 22, 2011, our Board of Directors, including all of our independent directors, reviewed our total operating expenses for the four fiscal quarters ended December 31, 2009 (and the four fiscal quarters ended each quarter after) and an estimate of our total operating expenses for the four fiscal quarters to end March 31, 2011 and unanimously determined the excess amounts to be justified because of the costs of operating a public company in our early stages of operating.  Upon this approval these costs, totaling $1,646,818, were expensed and $677,415 became a liability to us, payable to our advisor and its affiliates.  As of March 31, 2011 $4,204 has been reimbursed to our advisor and our advisor has agreed to defer further repayment of these costs until a later date.

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

We generally expect to meet our short-term liquidity requirements, such as our operating and administrative expenses, continuing debt service obligations and the payment of distributions, through net cash provided by operations and net proceeds raised in our public offering.  Operating cash flow is expected to increase as additional investments are added to our portfolio.  We are continuing to raise proceeds in our ongoing public offering; however, we suspended our offering on November 17, 2010 in order to restate certain of our financial statements and selling efforts did not recommence until March 2, 2011.  In order to fund general working capital while our offering was suspended, on January 20, 2011 we entered a loan agreement for a line of credit with an affiliate of our sponsor that permits us to borrow up to $500,000 and we have borrowed $150,000 as of April 25, 2011.  Our current corporate operating expenses exceed the cash flow received from our investments in real estate joint ventures.  If the rate at which we raise offering proceeds does not improve significantly, our general and administrative costs may remain higher relative to the size of our portfolio and we may be required to incur additional debt to fund our operations.  To the extent cash on hand is not sufficient to meet our short-term liquidity requirements, we expect to utilize credit facilities obtained from affiliates or unaffiliated third parties. Our sponsor has also agreed to defer payment of asset management fees, acquisition fees and operating and offering costs advanced on our behalf and current year reimbursable operating expenses through 2011 as well as to fund any remaining cash shortfall, as necessary. In addition as our sponsor has management control of the affiliates that are lenders to us and thus has the authority to extend the notes that have maturities in 2011, it has committed to extend such notes based on our ability to repay those obligations.

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

We are in the process of seeking regulatory approval to transfer the dealer manager duties for our Initial Public Offering from our current dealer manager, Select Capital Corporation, a third party, to Halcyon Capital Markets, LLC, our affiliate. An affiliate of our sponsor, BR Capital Markets, LLC currently owns a 90% interest in Halcyon Capital Markets, and the remaining 10% interest is owned by Halcyon Holdings, LLC. BR Capital Markets is 100% owned by R. Ramin Kamfar, a principal of our advisor. We believe that transitioning the offering from a third-party dealer manager to an affiliated dealer manager will provide us with certain benefits, that could lead to greater sales of shares; however, we can promise no assurances that the transition will increase sales in the Initial Public Offering. Halcyon Capital Markets is a Massachusetts limited liability company, headquartered at 5775 Wayzata Boulevard, Suite 960, Minneapolis, Minnesota, 55416. We expect that upon receipt of all required regulatory approvals, Halcyon Capital Markets will assume the role of dealer manager for the remainder of the offering period. We are currently negotiating the terms of the dealer manager agreement with Halcyon Capital Markets; however, we expect the terms would be substantially the same as our current dealer manager agreement with Select Capital Corporation.

Cash Flows From Operating Activities

As of March 31, 2011, we owned indirect equity interests in five real estate properties.  During the three months ended March 31, 2011, net cash used in operating activities was $18,644 and consisted of the following:

•	A net loss of $2,431,681;

This was offset by the following which increased our cash from operations:

•	Cash distributions received for our unconsolidated joint ventures of $301,465;

•	Increase in accounts payable and accrued liabilities of $239,626;

•	Increase in due to affiliates of $1,753,328; and

•	Non cash adjustments that increase our cash flow from operations:

o
loss in unconsolidated joint ventures of $83,247.  This amount includes our pro-rata share of (1) non cash adjustment for the depreciation and amortization at the property level and (2) any non-recurring acquisition costs incurred in the year we acquired our indirect equity interest in the property;

o	Non cash adjustment for director’s stock compensation of $11,250

Cash Flows From Investing Activities

Our cash used in investing for the three months ended March 31, 2011 was $36,066 for the additional capital needs related to our indirect equity interests in the real estate properties indicated above.

Cash Flows From Financing Activities

Our cash flows from financing consist primarily of proceeds from our ongoing initial public offering (which offering we temporarily suspended from November 17, 2010 until March 2, 2011 in connection with our determination to restate certain of our financial statements) and proceeds from affiliate loans less distributions paid to our stockholders.

For the three months ended March 31, 2011, net cash provided by financing activities was $104,593 and consisted of the following:

•
$281,000 of gross offering proceeds related to our Initial Public Offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $28,100, (2) and offering costs paid by us directly in the amount of $209,380;

•	$150,000 of proceeds from affiliate loans.

This was offset by $88,927 of net cash distributions, after giving effect to distributions reinvested by stockholders of $28,113.

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. We define FFO, consistent with the NAREIT’s definition, as net income, computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.

            In addition to FFO, we use modified funds from operations ("Modified Funds from Operations" or "MFFO"), which does not include one-time acquisition expenses to further evaluate our operating performance. We believe that MFFO with this adjustment, like those already included in FFO, is helpful in assisting management, investors and analysts assess the sustainability of our operating performance, and in particular, after our offering and acquisition stages are complete because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired.  Thus, MFFO provides helpful information relevant to evaluating the Company’s operating performance in periods in which there is no acquisition activity.

             In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management's investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Acquisition costs related to business combinations are to be expensed.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management's analysis of the investing and operating performance of our properties.  In addition, it provides investors with information about our operating performance so they can better assess the sustainability of our operating performance after our offering and acquisition stages are completed.  Acquisition expenses include those incurred with our advisor or third parties. Table 1 presents our calculation of FFO and MFFO for the three months ended March 31, 2011and 2010.

Because we have been raising capital in our public offering since our inception, did not commence real estate operations until the end of 2009, and have made several additional equity investments in 2010, the results presented in Table 1 below are not directly comparable and should not be considered an indication of our historical operating performance.  Table 2 presents additional information about our MFFO on a property-level basis and presents our calculation of our pro-rata share of MFFO generated by our indirect equity interest in the properties for the three months ended March 31, 2011.

TABLE 1
	March 31, 2011	March 31, 2010
Net loss(1)	$(2,413,681)	$(477,357)
Add:
Pro rata share of unconsolidated JV depreciation and amortization (2)	322,636	239,842
FFO	(2,091,045)	(237,515)
Add:
Pro rata share of unconsolidated JV acquisitions costs (2)	-	89,104
Acquisition costs per statement of operations	-	56,525
MFFO	$(2,091,045)	$(91,886)
(1)

The net loss for the three months ended March 31, 2011 includes $1,646,818 of excess operating expenses approved by our Board of Directors on March 22, 2011 relating to our total operating expenses for the four fiscal quarters ended December 31, 2009 and the four fiscal quarters ended each quarter after through March 31, 2011.

(2)	This represents our share of depreciation and amortization expense and acquisition costs at the properties that we account for under the equity method of accounting.

Table 2

	Springhouse	Creekside	Meadowmont	Augusta	Hillsboro	Total
Equity in loss of unconsolidated JV	3,168	(14,881)	(7,966)	(33,905)	(29,663)	(83,247)
Pro rata share of unconsolidated JV depreciation and amortization	95,428	29,291	43,567	91,090	63,260	322,636
	98,596	14,410	35,601	57,185	33,597	239,389
Affiliate loan interest (1)	(28,408)	-	(2,014)	(33,338)	(21,697)	(85,457)
Asset Management fees	(27,423)	(8,303)	(18,444)	(17,249)	(10,873)	(82,292)
Corporate operating expenses (2)	(628,489)	(95,868)	(444,670)	(584,880)	(408,778)	(2,162,685)

ConsolidatedMFFO	(585,724)	(89,761)	(429,527)	(578,282)	(407,751)	(2,091,045)

(1)	Affiliate notes payable to be paid from proceeds of the equity raise.

(2)
These expenses have been allocated amongst our portfolio based on the percentage of our investment in the joint venture to our total investments in joint ventures.  Corporate operating expenses include $1,646,818 of excess operating expenses approved by our Board of Directors on March 22, 2011 relating to our total operating expenses for the four fiscal quarters ended December 31, 2009 and the four fiscal quarters ended each quarter after through March 31, 2011.

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

•	Directors stock compensation of $11,250 and $23,125 was recognized for the three months ended March 31, 2011 and 2010, respectively.
•	Amortization of deferred financing costs paid on behalf of our joint ventures of approximately $2,514 and $1,097 was recognized for the three months ended March 31, 2011 and 2010, respectively.

Distributions

On January 13, 2011, our board of directors declared distributions of $0.00191781 per common share based on daily record dates for the period from January 13, 2011 through March 31, 2011. On March 22, 2011, our board of directors declared distributions of $0.00191781 per common share based on daily record dates for the period from April 1, 2011 through June 30, 2011. Distributions payable to each stockholder of record were or will be paid in cash on or before the 15th day of the following month. A portion of each distribution may constitute a return of capital for tax purposes. We intend to make regular cash distributions to our stockholders, typically on a monthly basis.  As current corporate operating expenses exceed cash flow received from our investments in real estate joint ventures we can make no assurance that our board of directors will continue to approve monthly distributions at the current rate; however the recently approved distributions and the distributions paid to date represent an amount that, if paid each month for a 12-month period, would equate to a 7.0% annualized rate based on a purchase price of $10.00 per share

Our board of directors will determine the amount of distributions to be distributed to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. As a result, our distribution rate and payment frequency may vary from time to time.  However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. Especially during the early stages of our operations, we may declare distributions in excess of funds from operations.

Distributions declared, cash flows from operations and FFO  were as follows:
	Distributions Declared
Period	Cash	Reinvested	Total	Cash Flow from Operations	FFO
First Quarter 2011	$75,008	$42,530	$117,538	$(18,644)	$(2,091,046)

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

Our unconsolidated subsidiaries are primarily engaged in the management and operation of multifamily real estate properties.  The equity method of accounting (see Critical Accounting Policies) is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet. Total assets of our unconsolidated subsidiaries were $135,732,776 as of March 31, 2011.

Subsequent Events

Status of the Offering

For the period April 1, 2011 through April 28, 2011, we sold approximately 45,704 shares of common stock for gross proceeds of $441,717 including issuances through our distribution reinvestment plan.

We are in the process of seeking regulatory approval to transfer the dealer manager duties for our Initial Public Offering from our current dealer manager, Select Capital Corporation, a third party, to Halcyon Capital Markets, LLC, our affiliate. An affiliate of our sponsor, BR Capital Markets, LLC currently owns a 90% interest in Halcyon Capital Markets, and the remaining 10% interest is owned by Halcyon Holdings, LLC. BR Capital Markets is 100% owned by R. Ramin Kamfar, a principal of our advisor. We believe  that transitioning the offering from a third-party dealer manager to an affiliated dealer manager will provide us with certain benefits that could lead to greater sales of shares, however, we can provide no assurance that the transition will increase sales in the Initial Public Offering. Halcyon Capital Markets is a Massachusetts limited liability company, headquartered at 5775 Wayzata Boulevard, Suite 960, Minneapolis, Minnesota, 55416. We expect that upon receipt of all required regulatory approvals, Halcyon Capital Markets will assume the role of dealer manager for the remainder of the offering period. We are currently negotiating the terms of the dealer manager agreement with Halcyon Capital Markets; however, we expect the terms would be substantially the same as our current dealer manager agreement with Select Capital Corporation.

Distributions Paid

Distributions Declared Daily For Each Day in Month Listed	Date Paid	Total Distribution	Cash Distribution	Dollar amount of Shares Issued pursuant to DRIP
March 2011	April 1, 2011	$40,784	$26,367	$14,417

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, we are not required to provide such information.

Item 4T.  Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 3,1 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were  effective as of March 31, 2011, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of March 31, 2011, we had sold approximately 699,053 shares of common stock in our ongoing public offering and raised gross offering proceeds of approximately $6,485,030.  From this amount, we incurred $593,429 in selling commissions and dealer manager fees payable to our dealer manager.  With the net proceeds of $4,342,545 we had invested in real estate investments held through unconsolidated joint ventures.

Unregistered Sales of Equity Securities

None.

Share Repurchase Plan

We have adopted a share repurchase plan that may enable stockholders to sell their shares to us in limited circumstances.The prices at which we will initially repurchase shares are as follows:

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

During the three months ended March 31 2011, we did not repurchase any shares pursuant to our share repurchase plan  because of the restriction that during each calendar year redemptions are limited to the amount of net proceeds from the sale of shares under our distribution reinvestment plan during the prior calendar year.  June 1, 2010 was the first month that shares were issued under the distribution reinvestment plan.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  [Reserved]

Item 5.  Other Information

None

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

4.1
Distribution Reinvestment Plan (included as Exhibit B to the Prospectus dated January 31, 2011, incorporated by reference to Exhibit B to Post-Effective Amendment No. 6 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).

4.2
Form of Subscription Agreement (included as Exhibit A to the Prospectus dated January 31, 2011, incorporated by reference to Exhibit A to Post-Effective Amendment no. 6 to the Company’s Registration Statement on Form S-11 (No. 333-153135))

10.1
Promissory Note between BEMT Meadowmont, LLC and Bluerock Special Opportunity + Income Fund II, dated as of January 20, 2011, incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 26, 2011.

10.2
Pledge and Security Agreement between BEMT Meadowmont LLC and Bluerock Special Opportunity & Income Fund II, dated as of January 20, 2011, incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 26, 2011.

10.3	Amended and Restated Advisory Agreement between Bluerock Enhanced Multifamily Advisors LP and the Company dated March 30, 2011.

10.4	Letter Agreement between Bluerock Real Estate, LLC and the Company dated March 28, 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

DATE: May 13, 2011	/s/ R. Ramin Kamfar
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

DATE: May 13, 2011	/s/ Jerold E. Novack
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)