Form 10-Q
period 2011-06-30
Bluerock Enhanced Multifamily Trust, Inc.
filed 2011-08-15
CIK 1442626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 333-153135

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or other Jurisdiction of Incorporation or Organization	26-3136483 (I.R.S. Employer Identification No.)

Heron Tower, 70 East 55th St., New York, NY (Address or Principal Executive Offices)	10022 (Zip Code)

(212) 843-1601 (Registrant’s Telephone Number, Including Area Code)

None (Former name, former address or former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐		Accelerated Filer ☐
Non-Accelerated Filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of July 29, 2011 the Registrant had 813,280 shares of Common Stock outstanding.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
FORM 10-Q
June 30, 2011

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Investments in unconsolidated real estate joint ventures	$5,719,389	$6,301,860
Cash and cash equivalents	233,283	125,237
Due from affiliates	-	524,248
Other assets	49,289	82,679
Total Assets	$6,001,961	$7,034,024

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Notes payable to affiliates	$4,984,578	$4,834,578
Accounts payable	277,759	219,686
Other accrued liabilities	200,519	261,495
Due to affiliates	1,390,616	-
Distributions payable	45,996	40,286
Total Liabilities	6,899,468	5,356,045

Commitments and contingencies (Note 9)
Redeemable common stock	137,626	63,334

Stockholders’ Equity
Preferred stock, $0.01 par value, 250,000,000 shares authorized; none issued and outstanding	-	-

Common stock, $0.01 par value, 749,999,000 shares authorized; 810,043 and 677,618 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	8,100	6,776

Nonvoting convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding	10	10
Additional paid-in-capital, net of costs	5,303,017	4,586,644
Cumulative distributions and net losses	(6,346,260)	(2,978,785)
Total Stockholders’ (Deficit) Equity	(1,035,133)	1,614,645
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$6,001,961	$7,034,024

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Expenses
Asset Management and oversight fees to affiliates	$82,439	$50,528	$164,731	$77,950
Acquisition costs to affiliates	-	105,219	-	161,744
General and administrative	516,182	111,703	2,678,867	185,924
Total Expenses	598,621	267,450	2,843,598	425,618
Other operating activities
Equity loss of unconsolidated joint ventures (Note 4)	(16,173)	(347,302)	(99,420)	(616,352)
Operating Loss	(614,794)	(614,752)	(2,943,018)	(1,041,970)
Other Income (Expense)
Interest income	58	43	58	130
Interest expense	(86,994)	(74,863)	(172,451)	(125,088)
Total Other Income (Expense)	(86,936)	(74,820)	(172,393)	(124,958)
Net Loss	$(701,730)	$(689,572)	$(3,115,411)	$(1,166,928)

Basic and Diluted Loss Per Common Share	$(0.93)	$(4.13)	$(4.38)	$(12.12)

Weighted Average Common Shares Outstanding	758,259	167,336	713,179	96,410

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Cumulative Distributions	Net Loss	Total Stockholders’ (Deficit) Equity
Balance, January 1, 2010	1,000	$10	37,200	$372	$222,731	$-	$(438,921)	$(215,808)
Issuance of restricted stock, net	-	-	7,500	75	56,800	-	-	56,875
Issuance of common stock, net	-	-	632,918	6,329	4,370,447	-	-	4,376,776
Transfers to redeemable common stock	-	-	-	-	(63,334)	-	-	(63,334)
Distributions declared	-	-	-	-	-	(232,994)	-	(232,994)
Net loss	-	-	-	-	-	-	(2,306,870)	(2,306,870)
Balance at December 31, 2010	1,000	10	677,618	6,776	4,586,644	(232,994)	(2,745,791)	1,614,645
Issuance of restricted stock, net	-	-	-	-	22,500	-	-	22,500
Issuance of common stock, net	-	-	132,425	1,324	768,165	-	-	769,489
Transfers to redeemable common stock	-	-	-	-	(74,292)	-	-	(74,292)
Distributions declared	-	-	-	-	-	(252,064)	-	(252,064)
Net loss	-	-		-	-	-	(3,115,411)	(3,115,411)
Balance at June 30, 2011 (Unaudited)	1,000	$10	810,043	$8,100	$5,303,017	$(485,058)	$(5,861,202)	$(1,035,133)

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,115,411)	$(1,166,928)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Equity loss of unconsolidated joint ventures	99,420	616,352
Distributions from unconsolidated real estate joint ventures	519,117	186,898
Share-based compensation attributable to director’s stock compensation plan	22,500	34,375
Amortization of deferred financing costs	-	2,976
Increase in due to affiliates	1,914,864	441,926
Decrease in other assets	33,390	(70,403)
(Decrease) increase in accounts payable and other accrued liabilities	(2,903)	35,143
Net cash (used in) provided by operating activities	(529,023)	80,339

Cash flows from investing activities:
Investment in unconsolidated real estate joint ventures	(36,066)	(2,115,041)
Net cash used in investing activities	(36,066)	(2,115,041)

Cash flows from financing activities:
Distributions on common stock	(172,062)	(4,132)
Proceeds from notes payable	150,000	1,999,063
Repayment on notes payable	-	(2,446,724)
Issuance of common stock, net	695,197	2,941,082
Net cash provided by financing activities	673,135	2,489,289

Net increase in cash and cash equivalents	108,046	454,587
Cash and cash equivalents at beginning of period	125,237	186,863
Cash and cash equivalents at end of period	$233,283	$641,450

Supplemental Disclosure of Cash Flow Information – Interest Paid	$188,224	$127,315

Supplemental Disclosure of Noncash Transactions:
Distributions payable	$45,996	$40,286
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan	$74,292	$10,891

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business

Bluerock Enhanced Multifamily Trust, Inc. (the “Company”) was incorporated on July 25, 2008 under the laws of the state of Maryland. If we meet the qualification requirements, we intend to elect to be treated as a real estate investment trust or REIT for Federal income tax purposes. The Company was incorporated to raise capital and acquire a diverse portfolio of residential real estate assets.  Our day-to-day operations are managed by Bluerock Enhanced Multifamily Advisor, LLC, or our advisor, under an advisory agreement.  The advisory agreement has a one-year term expiring October 14, 2011, and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our advisor and us. The use of the words “we,” “us” or “our” refers to Bluerock Enhanced Multifamily Trust, Inc. and its subsidiary Bluerock Enhanced Multifamily Holdings, L.P., or our operating partnership, except where the context otherwise requires.

On August 22, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of its common stock in a primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers and up to $285,000,000 in shares pursuant to its distribution reinvestment plan at $9.50 per share (the “Initial Public Offering”).  The Securities and Exchange Commission (“SEC”) declared the Company’s registration statement effective on October 15, 2009.  As of May 20, 2010, the Company had received gross offering proceeds sufficient to satisfy the minimum offering amount for the Initial Public Offering.  Accordingly, the Company broke escrow with respect to subscriptions received from all states in which the shares are currently being offered.  As of June 30, 2011, the Company had accepted aggregate gross offering proceeds of $7,449,997.

On July 5, 2011, the Company provided its former dealer manager, Select Capital Corporation (“Select Capital”), with notice that it considers the Dealer Manager Agreement with Select Capital entered into on October 15, 2009 to have been terminated, effective immediately.  In addition, on July 5, 2011, the Company entered into a dealer manager agreement with Bluerock Capital Markets, LLC (“Bluerock Capital Markets”), the Company’s affiliate, pursuant to which it will assume dealer manager responsibilities for the remainder of the Initial Public Offering.  The dealer manager is responsible for marketing the Company’s shares in the Initial Public Offering.

The Initial Public Offering was suspended from November 17, 2010 until March 2, 2011 in connection with the Company’s determination to restate certain of its financial statements.  These restatements, which were filed on January 19, 2011, resulted in substantial unanticipated costs in the form of accounting, legal fees, and similar professional fees, in addition to the substantial diversion of time and attention of the Company’s Chief Financial Officer and members of its accounting team in preparing the restatements. The Company’s current corporate operating expenses exceed the cash flow received from its investments in real estate joint ventures.  If the rate at which the Company raises offering proceeds does not improve significantly, its general and administrative costs may remain higher relative to the size of the Company’s portfolio, its portfolio may not be as diversified as it would be otherwise and the Company may need to seek additional sources of funding to address short and long term liquidity requirements. To the extent cash on hand is not sufficient to meet the Company’s short-term liquidity requirements it expects to utilize credit facilities obtained from affiliates or unaffiliated third parties.  The Company’s Sponsor has also agreed to defer payment of asset management fees, acquisition fees and operating and offering costs advanced on its behalf and current year reimbursable operating expenses through 2011 as well as to fund any remaining cash shortfall, as necessary.  In addition, as the Company’s sponsor has management control of the affiliates that are lenders to us and thus have the authority to extend the notes that have maturities in 2011; it has committed to extend such notes based on the Company’s ability to repay those obligations.

The Company intends to use substantially all of the net proceeds from the Initial Public Offering to invest in a diverse portfolio of real estate and real estate-related assets.  As of June 30, 2011, the Company owned, through joint venture partnerships, five multifamily real estate properties discussed in detail in Note 3 – Investments in Real Estate.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT structure in which our wholly owned subsidiary, Bluerock Enhanced Multifamily Holdings, L.P., a Delaware limited partnership, or wholly owned subsidiaries of its operating partnership, owns substantially all of the property interests acquired on its behalf.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Because the Company is the sole general partner of its operating partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the operating partnership), the accounts of its operating partnership are consolidated in its consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.  The Company will consider future majority owned and controlled joint ventures for consolidation in accordance with the provisions required by the Consolidation Topic 810 of the Financial Accounting Standards Board (“FASB”) FASB Accounting Standards Codification (“ASC”).

Interim Financial Information

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting, and the instructions to Form 10-Q and Article 10-01 of Regulation S-X.  Accordingly, the financial statements for interim reporting do not include all of the information and notes or disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results interim periods should not be considered indicative of the results for a full year.

The balance sheet at December 31, 2010, has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  For further information refer to the financial statements and notes thereto included in our audited consolidated financial statements for the year ended December 31, 2010 contained in the Annual Report on Form 10-K as filed with the SEC.

Summary of Significant Accounting Policies

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

Selling Commissions and Dealer Manager Fees

The Company pays the dealer manager up to 7% and 2.6% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid with respect to certain volume discount sales. No sales commission or dealer manager fee is paid with respect to shares issued through the distribution reinvestment plan. The dealer manager may re-allow all or a portion of sales commissions earned to participating broker-dealers. The dealer manager may re-allow, in its sole discretion, to any participating broker-dealer a portion of its dealer manager fee as a marketing fee.  As of June 30, 2011 and December 31, 2010, the Company has incurred $689,789 and $565,629, respectively, of selling commissions and dealer manager fees.

Recently Adopted Accounting Pronouncements

In November 2010, the FASB issued an update to its existing guidance on business combinations. This guidance requires a public entity that presents comparative financial statements to present in its pro forma disclosure the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period. In addition, this guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010, which is calendar year 2011 for the Company. The guidance did not have an impact on our disclosures for the quarter ended June 30, 2011 as the Company has not acquired properties in the reporting period.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements Not Yet Adopted

There has been no issued accounting guidance not yet adopted by the Company that it believes is material or potentially material to the Company’s Consolidated Financial Statements.

Note 3 – Investments in Real Estate

As of June 30, 2011, the Company’s portfolio consists of five properties acquired through unconsolidated joint ventures.  The following table provides summary information regarding the Company’s investments ($ in thousands).

					Joint Venture Equity Investment Information
Multifamily Community Name/Location	Approx. Rentable Square Footage	Number of Units	Date Acquired	Property Acquisition Cost(1)	Amount of Our Investment	Our Ownership Interest in Property Owner	Approx. Annualized Base Rent (2)	Average Annual Effective Rent Per Unit(3)	Approx. % Leased
Springhouse at Newport News/Newport News, Virginia	310,826	432	12/03/2009	$29,250	$1,622	37.50%	$4,224	$9	91%

The Reserve at Creekside Village/Chattanooga, Tennessee	211,632	192	03/31/2010	$14,250	$257	23.31%	$2,124	$10	96%

The Apartments at Meadowmont/Chapel Hill, North Carolina	296,240	258	04/09/2010	$36,960	$1,173	16.25%	$4,056	$16	94%

The Estates at Perimeter/ Augusta, Georgia	266,148	240	09/01/2010	$24,950	$1,569	25.00%	$3,000	$12	96%

Gardens at Hillsboro Village/ Nashville, Tennessee	187,430	201	09/30/2010	$32,394	$1,099	12.50%	$3,289	$16	97%

Total				$137,804	$5,720		$16,693

(1)	Property Acquisition Cost excludes acquisition fees and closing costs.
(2)
Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases as of June 30, 2011 and does not take into account any rent concessions or prospective rent increases.

(3)	Annual effective rent per unit includes the effect of tenant concessions over the term of the lease.

Note 4 – Equity Method Investments

The Company accounted for the acquisitions of our interests in properties through managing member LLCs in accordance with the provisions of the Consolidation Topic 810 of the FASB ASC.  Following is a summary of the Company’s ownership interest by property as of June 30, 2011.

Property	Joint Venture Interest	Managing Member LLC Interest	Indirect Equity Interest in Property
Springhouse	75.00%	50.00%	37.50%
Creekside	69.93%	33.33%	23.31%
Meadowmont	50.00%	32.50%	16.25%
Augusta	50.00%	50.00%	25.00%
Hillsboro	37.57%	33.27%	12.50%

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest.  VIE’s are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that potentially could be significant to the entity.  Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets.  The Company continuously re-assesses whether its interest in the managing member LLC is (i) a VIE, and (ii) if the Company is the primary beneficiary.

For Springhouse, Augusta and Hillsboro the Company’s contribution into the managing member LLC was funded through a loan from an affiliate who is another investor in the managing member LLC, thus its equity investment is not at risk. Since unanimous approval is required by all members to direct the activities that most significantly impact the managing member LLC’s economic performance, the holder of the equity investment at risk lacks that power and thus the Company concluded that the managing member LLC entities are VIE’s.  The Company is not the primary beneficiary because the Company does not have the power to direct the activities that most significantly impact the economic performance of the managing member LLC and would not be considered to be the investor that is most closely associated with the entity among the related party investors.  As a result, the Company’s investments are reflected as investments in unconsolidated joint ventures under the equity method of accounting.

For Creekside the Company’s initial contribution into the managing member LLC was funded through a loan from an affiliate and accounted for as discussed above, however on September 28, 2010  the loan was repaid and the managing member LLC was no longer considered a VIE.  The Company then analyzed the managing member LLC under a voting interest model and determined that the investment in the unconsolidated joint venture should be accounted for under the equity method as each member had an equal voting interest.

For Meadowmont the Company’s initial contribution into the managing member LLC on April 9, 2010 was funded through a loan from an affiliate who is another investor in the managing member LLC, but this was subsequently repaid on June 8, 2010. However, the voting rights of the investors are not proportional to their obligations to absorb the expected losses or their rights to receive the expected residual returns of the managing member and substantially all of the activities are done on behalf of the single related party group (all of the investors are part of a single related party group) thus this would cause the managing member LLC to be a VIE.  The Company is not the primary beneficiary because the Company does not have the power to direct the activities that most significantly impact the economic performance of the managing member LLC and would not be considered to be the investor that is most closely associated with the entity among the related party investors.  As a result the Company’s investment is reflected as an investment in unconsolidated joint ventures under the equity method of accounting.

The carrying amount of the Company’s investments in unconsolidated joint ventures was $5,719,389 and $6,301,860 as of June 30, 2011 and December 31, 2010, respectively.  Summary unaudited financial information for the operating properties, Balance Sheets as of June 30, 2011 and December 31, 2010 and Operating Statements for the three and six months ended June 30, 2011 and 2010 is as follows:

	June 30, 2011	December 31, 2010
Balance Sheet:
Real estate, net of depreciation	$130,957,837	$133,126,052
Other assets	4,181,244	4,622,311
Total assets	$135,139,081	$137,748,363

Mortgage payable	$105,959,441	$106,016,772
Other current liabilities	1,999,936	1,789,209
Total liabilities	$107,959,377	$107,805,981
Stockholders’ equity	27,179,704	29,942,382
Total liabilities and stockholders’ equity	$135,139,081	$137,748,363

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Statement:
Rental revenues	$3,976,078	$2,328,272	$7,831,948	$3,271,600
Operating expenses	(1,518,387)	(1,007,275)	(2,984,292)	(1,460,000)
Income before debt service	2,457,691	1,320,997	4,847,656	1,811,600
Mortgage interest	(1,308,626)	(887,390)	(2,604,835)	(1,218,500)
Acquisition costs	-	(508,147)	-	(691,700)
Depreciation and amortization	(1,060,454)	(1,484,218)	(2,605,260)	(2,122,700)
Net income (loss)	88,611	(1,558,758)	(362,439)	(2,221,300)
Net (income) loss attributable to JV partners	(102,269)	1,213,336	268,048	1,607,924
	(13,658)	(345,422)	(94,391)	(613,376)
Amortization of deferred financing costs paid on behalf of joint ventures	(2,515)	(1,879)	(5,029)	(2,976)
Equity in net loss of unconsolidated joint ventures	$(16,173)	$(347,301)	$(99,420)	$(616,352)

As discussed above, the investments in Springhouse, Meadowmont, Augusta and Hillsboro are considered VIEs and the Company is not the primary beneficiary.  These investments are accounted for as equity method investments and are included in “Investments in unconsolidated real estate joint ventures” in the Company’s Consolidated Balance Sheets.  The risks and rewards associated with the Company’s interest in these entities are based primarily on its ownership percentage.  The Company’s maximum exposure to loss is equal to its investment balance which is $5,462,170 as of June 30, 2011.

Note 5 – Notes Payable

The carrying amounts of the notes payable as of June 30, 2011 and December 31, 2010 is as follows:

		Interest Rate as of	Principal Outstanding
Note Payable	Maturity	June 30, 2011	June 30, 2011	December 31, 2010
Augusta	August 31, 2011	LIBOR + 5.0%	$1,931,484	$1,931,484
Springhouse	December 3, 2011	LIBOR + 5.0%	1,646,067	1,646,067
Hillsboro	September 30, 2011	LIBOR + 5.0%	1,257,027	1,257,027
Meadowmont	January 20, 2012	LIBOR + 5.0%	150,000	-

On January 20, 2011, BEMT Meadowmont, LLC, a wholly owned subsidiary of our operating partnership (“BEMT Meadowmont”) entered into an agreement with Bluerock Special Opportunity + Income Fund II, an affiliate of the Company’s sponsor (“SOIF II”) for a line of credit represented by a promissory note (the “Note”).  Under the terms of the Note, BEMT Meadowmont may borrow, from time to time, up to $500,000, for general working capital.  The Note has a six-month term from the date of the first advance and matures on July 20, 2011, which was subsequently extended to January 20, 2012.  It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized.  Interest on the loan will be paid on a current basis from cash flow distributed to the Company from BR Meadowmont JV Member, LLC (the “Meadowmont JV Member”).  The Note is secured by a pledge of the Company’s indirect membership interest in the Meadowmont Property and a pledge of the Company’s direct membership interest in the Meadowmont JV Member.

The Company expects to repay the notes with the proceeds to be raised from the Initial Public Offering.  If the Company is unable to repay the principal amounts upon maturity, its sponsor, who has management control of the affiliates that are lenders to the Company and thus has the authority to extend the notes that have maturities in 2011, has committed to extend such notes based on the Company’s ability to repay those obligations.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Fair Value Disclosure

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The GAAP fair value framework uses a three-tiered approach.  Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;
•
Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

•	Level 3 – Prices or valuation techniques where little or no market data is available that requires inputs that are significant to the fair value measurement and unobservable.

 If the inputs used to measure the fair value of a financial instrument fall within different levels of the hierarchy, the financial instrument is categorized based upon the lowest level input that is significant to the fair value measurement. Whenever possible, the Company uses quoted market prices to determine fair value. In the absence of quoted market prices, the Company uses independent sources and data to determine fair value.

As of June 30, 2011, the Company believes the carrying values of cash and cash equivalents and receivables and payables from affiliates and notes payable approximate their fair values based on their highly-liquid nature and/or short-term maturities, including prepayment options.  As of June 30, 2011 and December 31, 2010, the Company had no significant assets or liabilities measured at fair value on a recurring or nonrecurring basis.  The Company estimates fair values for financial instruments based on interest rates with similar terms and remaining maturities that management believes it could obtain.

Note 7 – Related Party Transactions

In connection with the Company’s investments it entered into loan agreements with BEMT Co-Investor and BEMT Co-Investor II, the terms of which are described above in Note 5 - Notes Payable (Springhouse, Augusta, Hillsboro and Meadowmont).

As of June 30, 2011, $2,844,061 of organizational and offering costs have been incurred on the Company’s behalf. The company is liable to reimburse these costs only to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Initial Public Offering.  When recorded by the Company, organizational costs are expensed and third-party offering costs are charged to stockholders’ equity.  Organizational and offering costs will be reimbursed from the gross proceeds of the Initial Public Offering.  As of June 30, 2011, $49,931 of organizational costs were expensed in 2010 and $1,765,639 million of offering costs have been charged to stockholders’ equity.  As of December 31, 2010, the Company had recognized offering costs, other than selling commissions and dealer manager fees, of $1,339,397 of which $831,741 was incurred directly by the Company and $507,656 was reimbursed to the advisor and $49,931 of organizational costs.

The advisor performs its duties and responsibilities as the Company’s fiduciary under an advisory agreement. The advisory agreement has a one-year term expiring October 14, 2011, and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Company and its advisor. The advisor conducts the Company’s operations and manages its portfolio of real estate and real estate-related investments under the terms of the advisory agreement.  Certain of the Company’s affiliates will receive fees and compensation in connection with the Initial Public Offering, and the acquisition, management and sale of its real estate investments

The Company pays its advisor a monthly asset management fee for the services it provides pursuant to the advisory agreement. The asset management fee  equals one-twelfth of 1.0% of the higher of the cost or the value of each asset, where (A) cost equals the amount actually paid, excluding acquisition fees and expenses, to purchase each asset it acquires, including any debt attributable to the asset (including any debt encumbering the asset after acquisition), provided that, with respect to any properties the Company develops, constructs or improves, cost will include the amount expended by the Company for the development, construction or improvement, and (B) the value of an asset is the value established by the most recent independent valuation report, if available, without reduction for depreciation, bad debts or other non-cash reserves.  For these purposes, “invested capital” means the original issue price paid for the shares of our common stock reduced by prior distributions identified as special distributions from the sale of our asset.  The asset management fee will be based only on the portion of the cost or value attributable to our investment in an asset if the Company does not own all of an asset.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The advisor receives 1.75% of the purchase price of a property or investment for its services in connection with the investigation, selection, sourcing, due diligence and acquisition of that property or investment. The purchase price of a property or investment will equal the amount paid or allocated to the purchase, development, construction or improvement of a property, inclusive of expenses related thereto, and the amount of debt associated with such real property or investment. The purchase price allocable for joint venture investments will equal the product of (1) the purchase price of the underlying property and (2) the Company’s ownership percentage in the joint venture. The Company will pay the advisor an origination fee in lieu of an acquisition fee for services in connection with the investigation, selection, sourcing, due diligence, and acquisition of mortgage, subordinated, bridge or other loans of 1.75% of the principal amount of the borrower’s loan obligation or of the purchase price of any loan the Company purchases including third- party expenses.  For the six months ended June 30, 2011 and June 30, 2010, the Company has incurred zero and $161,744, respectively, of acquisition fees.

The advisor also receives a financing fee equal to 1% of the amount, under any loan or line of credit, made available to the Company. The advisor may re-allow some or all of this fee to reimburse third parties with whom it may subcontract to procure such financing for the Company. In addition, to the extent the advisor provides a substantial amount of services in connection with the disposition of one or more of our properties or investments (except for securities that are traded on a national securities exchange), the advisor will receive fees equal to the lesser of (A) 1.5% of the sales price of each property or other investment sold or (B) 50% of the selling commission that would have been paid to a third-party broker in connection with such a disposition. In no event may disposition fees paid to the advisor or its affiliates and unaffiliated third parties exceed in the aggregate 6% of the contract sales price. In addition to the fees payable to the advisor, the Company reimburses the advisor for all reasonable expenses incurred in connection with services provided to the Company, subject to the limitation that it will not reimburse any amount that would cause the Company’s total operating expenses at the end of the four preceding fiscal quarters to exceed the greater of 2% of our average invested assets or 25% of its net income determined (1) without  reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period.  Notwithstanding the above, the Company may reimburse amounts in excess of the limitation if a majority of its independent directors determines such excess amount was justified based on unusual and non-recurring factors. If such excess expenses are not approved by a majority of the Company’s independent directors, its advisor must reimburse us at the end of the four fiscal quarters the amount by which the aggregate expenses during the period paid or incurred by us exceeded the limitations provided above.  The Company will not reimburse the advisor for personnel costs in connection with services for which the advisor receives acquisition, origination or disposition fees.  From January 1, 2009 through March 31, 2011, the Company’s advisor and its affiliates incurred $677,415 of operating expenses on our behalf.  Due to the limitation discussed above and because operating expenses incurred directly by the Company exceeded the 2% threshold, the amount due to the advisor had not been recorded on its income statement as of December 31, 2010.  Further, $973,607 had been recorded as a receivable from the advisor as of December 31, 2010 for the excess operating expenses incurred directly by the Company over the 2% threshold.  The Company’s Board of Directors, including all of its independent directors, reviewed the total operating expenses for the four fiscal quarters ended December 31, 2009 (and the four fiscal quarters ended each quarter after) and an estimate of the Company’s total operating expenses for the four fiscal quarters to end March 31, 2011 and unanimously determined the excess amount to be justified because of the costs of operating a public company in its early stage of operation.  Upon approval of these costs on March 22, 2011, $1,646,818 of these costs were expensed and $677,415 became a liability to the Company, payable to its advisor and its affiliates. As the Board of Directors has previously approved such expenses, all 2011 operating expenses have been and will be expensed as incurred.  As of June 30, 2011, $4,204 has been reimbursed to the Company’s advisor and the advisor has agreed to defer further repayment of these costs until a later date.

We have issued 1,000 shares of convertible stock, par value $0.01 per share to the Company’s advisor. The convertible stock will convert to shares of common stock if and when: (A) the Company have made total distributions on the then outstanding shares of its common stock equal to the original issue price of those shares plus an 8% cumulative, non-compounded, annual return on the original issue price of those shares or (B) subject to specified conditions, the Company lists its common stock for trading on a national securities exchange. A “listing” will be deemed to have occurred on the effective date of any merger of the Company in which the consideration received by the holders of its common stock is the securities of another issuer that are listed on a national securities exchange. Upon conversion, each share of convertible stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the excess of (1) the Company’s “enterprise value” (as defined in the Company’s charter) plus the aggregate value of distributions paid to date on the outstanding shares of its common stock over the (2) aggregate purchase price paid by the stockholders for those shares plus an 8% cumulative, non-compounded, annual return on the original issue price of those shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock, in each case calculated as of the date of the conversion. In the event an event triggering the conversion occurs after the advisory agreement with the advisor is not renewed or terminates (other than because of a material breach by the advisor), the number of shares of common stock the advisor will receive upon conversion will be prorated to account for the period of time the advisory agreement was in force.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company may pay Bluerock REIT Property Management, LLC, a wholly owned subsidiary of the advisor, a property management fee equal to 4% of the monthly gross income from any properties it manages. In general, the Company contracts property management services for certain properties directly to non-affiliated third parties, in which event it will pay the advisor an oversight fee equal to 1% of monthly gross revenues of such properties.

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

Pursuant to the terms of the advisory agreement, summarized below are the related-party amounts payable and receivable as of June 30, 2011 and December 31, 2010:

	Payable	Payable	Receivable
	June 30, 2011	December 31, 2010
Asset Management and Oversight Fees	$397,307	$232,576	$-
Acquisitions Fees	81,776	81,776	-
Financing Fees	14,491	14,491	-
Reimbursable Operating Expenses	673,211	-	-
Reimbursable Offering costs	-	-	973,607
Reimbursable Organizational Costs	49,931	49,931	-
Other	173,900	70,585	-
Total	$1,390,616	$449,359	$973,607

In addition to the amounts shown above, the Company's advisor has incurred on the Company’s behalf $2,286,474 of offering costs which will become payable as additional offering proceeds are raised to the extent that selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds

Note 8 – Stockholders’ Equity

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reconcile the components of basic and diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Net Loss	$(701,730)	$(689,572)	$(3,115,411)	$(1,166,928)
Dividends on restricted stock expected to vest	(3,403)	(1,415)	(6,139)	(1,415)
Basic net loss attributable to common shareholders	$(705,133)	$(690,987)	$(3,121,550)	$(1,168,343)
Weighted average common shares outstanding	758,259	167,336	713,179	96,410

Potential dilutive shares (1)	-	-	-	-
Weighted average common shares outstanding and potential dilutive shares	758,259	167,336	713,179	96,410

Basic and diluted loss per share	$(0.93)	$(4.13)	$(4.38)	$(12.12)

(1) Excludes 19,500 and 15,567 shares related to non-vested restricted stock for the three months ended June 30, 2011 and 2010, respectively and 17,685 and 18,000 for the six months ended June 30, 2011 and 2010, respectively as the effect would be anti-dilutive.  Also excludes any dilution related to the 1,000 shares of convertible stock as the conversion would be anti-dilutive and currently there would be no conversion into common shares.

Stock-based Compensation for Independent Directors

The Company’s independent directors received an automatic grant of 5,000 shares of restricted stock on the effective date of the Initial Public Offering and will receive an automatic grant of 2,500 shares of restricted stock when such directors are reelected at each annual meeting of the Company’s stockholders thereafter. Each person who thereafter is elected or appointed as an independent director will receive an automatic grant of 5,000 shares of restricted stock on the date such person is first elected as an independent director and an automatic grant of 2,500 shares of restricted stock when such director is reelected at each annual meeting of our stockholders thereafter. To the extent allowed by applicable law, the independent directors will not be required to pay any purchase price for these grants of restricted stock. The restricted stock will vest 20% at the time of the grant and 20% on each anniversary thereafter over four years from the date of the grant. All restricted stock may receive distributions, whether vested or unvested. The value of the restricted stock to be granted is not determinable until the date of grant. During the three months ended June 30, 2011, no shares of restricted stock have been granted to the three independent directors.

A summary of the status of the Company’s non-vested shares as of June 30, 2011, and changes during the six months ended June 30, 2011, is as follows:

Non Vested shares	Shares	Weighted average grant-date fair value
Balance at January 1, 2011	15,000	$150,000
Granted	-	-
Vested	(1,500)	(15,000)
Forfeited	-	-
Balance at June 30, 2011	13,500	$135,000

At June 30, 2011, there was $109,375 of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a period of four years. The total fair value of shares vested during the six months ended June 30, 2011 was $15,000.

The Company currently uses authorized and unissued shares to satisfy share award grants.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions

Distributions, including distributions paid by issuing shares under the distribution reinvestment plan, for the six months ended June 30, 2011 were as follows:

	Distributions
2011	Declared	Paid
First Quarter	$117,538	$117,040
Second Quarter	134,526	129,314

Distributions are calculated based on stockholders of record each day during the period at a rate of $0.00191781 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share.

Note 9 – Commitments and Contingencies

The Company is subject to various legal actions and claims arising in the ordinary course of business. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations or liquidity of the Company.

Note 10 – Economic Dependency

The Company is dependent on the advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of its real estate portfolio; and other general and administrative responsibilities. In the event that these companies are unable to provide the respective services, the Company will be required to obtain such services from other sources.

Note 11 – Subsequent Events

The Company has performed an evaluation of subsequent events through the date the Company’s consolidated financial statements were issued.  No material subsequent events, other than the items disclosed below, have occurred that required recognition or disclosure in these financial statements.

Status of the Offering

For the period July 1, 2011 through July 31, 2011, the Company sold approximately 3,237 shares of common stock for gross proceeds of $15,000 including issuances through its distribution reinvestment plan

As of July 5, 2011, Bluerock Capital Markets, an affiliate of the Company and its advisor, assumed the role of dealer manager for the remainder of the Initial Public Offering.  BR Capital Markets, LLC, an affiliate of the Company’s sponsor, currently owns a 90% interest in Bluerock Capital Markets, and the remaining 10% interest is owned by Halcyon Holdings, LLC. BR Capital Markets is 100% owned by R. Ramin Kamfar, a principal of the Company’s advisor, and controls its dealer manager.  Prior to July 5, 2011, Select Capital Corporation, a third party, served as dealer manager for the Initial Public Offering. The terms of the dealer manager agreement with Bluerock Capital Markets are substantially the same as the dealer manager agreement with Select Capital Corporation.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions Paid

Distributions Declared Daily For Each Day in Month Listed	Date Paid	Total Distribution	Cash Distribution	Dollar amount of Shares Issued pursuant to the distribution reinvestment plan
June 2011	July 1, 2011	$45,996	$29,493	$16,503
July 2011	August 1, 2011	$48,337	$30,839	$17,498

On August 8, 2011, the Company’s three independent directors received an automatic grant of 2,500 shares each of restricted stock after their re-election to the board of directors at the Company’s annual meeting.

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

•
During the early stages of our operations, until the proceeds of our Initial Public Offering are invested in real estate and real estate-related investments, we expect to fund distributions from the un-invested proceeds of our public offering and borrowings. Thereafter, we may pay distributions from un-invested proceeds of our Initial Public Offering, borrowings and the sale of assets to the extent distributions exceed our earnings or cash flows from operations.

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

•
The Initial Public Offering was suspended from November 17, 2010 until March 2, 2011 in connection with our determination to restate certain of our financial statements. These restatements, which were filed on January 19, 2011, resulted in substantial unanticipated costs in the form of accounting, legal fees, and similar professional fees, in addition to the substantial diversion of time and attention of our Chief Financial Officer and members of our accounting team in preparing the restatements. Our current corporate operating expenses exceed the cash flow received from our investments in real estate joint ventures. If the rate at which we raise offering proceeds does not improve significantly our general and administrative costs will remain higher relative to the size of our portfolio, our portfolio may not be as diversified as it would be otherwise and we may need to seek additional sources of funding to address short and long term liquidity requirements. To the extent cash on hand is not sufficient to meet our short-term liquidity requirements we expect to utilize credit facilities obtained from affiliates or unaffiliated third parties.

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

As of May 20, 2010 we had received gross offering proceeds sufficient to satisfy the minimum offering amount. Accordingly we broke escrow with respect to subscriptions received from all states in which our shares are currently being offered.  As of July 29, 2011 we had accepted aggregate gross offering proceeds of $7,464,997.  We will experience a relative increase in liquidity as we accept additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition, development and operation of our assets.

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

Results of Operations

The SEC declared the registration statement for our best efforts Initial Public Offering effective on October 15, 2009.  On July 5, 2011, we provided our former dealer manager, Select Capital Corporation (“Select Capital”), with notice that we consider the Dealer Manager Agreement with Select Capital entered into on October 15, 2009 to have been terminated, effective immediately.  In addition, on July 5, 2011, we entered into a dealer manager agreement with Bluerock Capital Markets, LLC (“Bluerock Capital Markets”), our affiliate, pursuant to which it will assume dealer manager responsibilities for the remainder of the Initial Public Offering.  The dealer manager is responsible for marketing our shares in the Initial Public Offering.  Our results of operations for the three and six months ended June 30, 2011 are not indicative of those expected in future periods as we are still in our organizational and development stage.

Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the apartment housing industry and real estate generally, which may be reasonably anticipated to have a material impact on the revenues or incomes to be derived from the operation of our assets.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

As of June 30, 2011, we have ownership interests in five joint ventures. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

The following table highlights some of our operating results and should be read along with the consolidated financial statements and the accompanying notes included in this report.

	Three Months Ended June 30,
	2011	2010	$ Change
Expenses
Asset Management and oversight fees to affiliates	$82,439	$50,528	$31,911
Acquisition costs to affiliates	-	105,219	(105,219)
General and administrative	516,182	111,703	404,479
Total expenses	598,621	267,450	331,171
Other operating activities
Equity loss of unconsolidated joint ventures	(16,173)	(347,302)	(331,129)
Operating Loss	(614,794)	(614,752)	42
Other Income (Expense)
Interest income	58	43	15
Interest expense, net	(86,994)	(74,863)	12,131
	(86,936)	(74,820)	12,116
Net Loss	$(701,730)	$(689,572)	(12,158)

Asset management and oversight fees to affiliates increased $31,911 from $50,528 for the three months ended June 30, 2010  period to $82,439 for the three months ended June 30, 2011.  The increase is due to the acquisition made during 2010 and represents the asset management fee due, but unpaid, to the advisor.  We expect asset management fees to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Acquisition costs to affiliates was zero for the three months ended June 30, 2011 as no acquisitions have occurred during the three months ended June 30, 2011.

General and administrative expenses increased $404,479 from $111,703 for the three months ended June 30, 2010 to $516,182 for the three months ended June 30, 2011. In 2010, we expensed allowable expenses up to the 2% limitation of our average invested assets in our income statement and the remainder was recorded as a receivable for the expenses exceeding the 2% threshold until approved by the board during the first quarter of 2011.  For the three months ended June 30, 2011, the amounts represent all expenses incurred during the period.

Equity in loss of unconsolidated joint venture decreased by $331,129 from $347,302 in the 2010 period to $16,173 for the three months ended June 30, 2011.  This represents our ownership share of net income (loss) from our real estate investments as detailed in Note 4 (Equity Method Investments). The lower overall loss is due to acquisitions fees that were incurred during the three months ended June 30, 2010 and three months of operating activity during the second quarter 2011 for the properties acquired throughout 2010. While revenue variations may occur at any of our properties, the Augusta and Springhouse properties’ revenues are specifically subject to unplanned troop deployment. The property management team is working to more fully diversify the tenant mix to lessen a potential impact from unplanned deployments.

The table below reflects the components of the $16,173 loss:

	Springhouse	Creekside	Meadowmont	Augusta	Hillsboro	Total
Property Operating Results:
Rental revenue	$963,323	$523,815	$999,693	$655,901	$833,346	$3,976,078
Operating expenses	(417,661)	(263,817)	(325,331)	(224,063)	(287,515)	(1,518,387)
Net Operating Income (NOI)(1)	545,662	259,998	674,362	431,838	545,831	2,457,691
Interest Expense (2)	(334,789)	(148,523)	(399,831)	(192,815)	(232,668)	(1,308,626)
Depreciation and amortization	(261,077)	(128,310)	(280,071)	(191,341)	(199,655)	(1,060,454)
Net (loss) income	(50,204)	(16,835)	(5,540)	47,682	113,508	88,611
Net (income) loss attributable to JV partners	27,121	10,159	3,501	(39,036)	(104,014)	(102,269)
	(23,083)	(6,676)	(2,039)	8,646	9,494	(13,658)
Amortization of deferred financing costs paid on behalf of joint ventures	(1,097)	-	(579)	(321)	(518)	(2,515)
Equity in net income (loss) of unconsolidated joint ventures	$(24,180)	$(6,676)	$(2,618)	$8,325	$8,976	$(16,173)

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

(2)	Aggregate debt service ratio of 1.88.

The following is a summary of our investments as of June 30, 2011.

Multifamily Community	Date Acquired	Number of Units	Our Ownership Interest in Property Owner	Occupancy %	NOI (1) (in thousands)	Debt Service Coverage Ratio

Springhouse at Newport News	12/03/2009	432	37.50%	91%	$546	1.73

The Reserve at Creekside Village	03/31/2010	192	23.31%	96%	$260	1.62

The Apartments at Meadowmont	04/09/2010	258	16.25%	94%	$674	1.63

The Estates at Perimeter	09/01/2010	240	25.00%	96%	$432	2.24

Gardens at Hillsboro Village	09/30/2010	201	12.50%	97%	$546	2.28

(1)	Please see table above for a reconciliation of our equity in net income (loss) of unconsolidated joint ventures to the NOI of our properties.

Interest expense increased $12,131 from $74,863 for the three months ended June 30, 2010 to $86,994 for the three months ended June 30, 2011 and relates to the affiliate loans for the joint venture investments acquired during 2010 and the borrowing on the Meadowmont line of credit in 2011.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

	Six Months Ended June 30,
	2011	2010	$ Change
Expenses
Asset Management and oversight fees to affiliates	$164,731	$77,950	$86,781
Acquisition costs to affiliates	-	161,744	(161,744)
General and administrative	2,678,867	185,924	2,492,943
Total expenses	2,843,598	425,618	2,417,980
Other operating activities
Equity loss of unconsolidated joint ventures	(99,420)	(616,352)	(516,932)
Operating Loss	(2,943,018)	(1,041,970)	(1,901,048)
Other Income (Expense)
Interest income	58	130	72
Interest expense, net	(172,451)	(125,088)	(47,363)
	(172,393)	(124,958)	(47,435)
Net Loss	$(3,115,411)	$(1,166,928)	$(1,948,483)

Asset management and oversight fees to affiliates increased $86,781 from $77,950 for the six months ended June 30, 2010 period to $164,731 for the six months ended June 30, 2011.  The increase is due to the acquisitions made during 2010 and represents the asset management fee due, but unpaid, to the advisor.  We expect asset management fees to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Acquisition costs to affiliates was zero for the six months ended June 30, 2011 as no acquisitions have occurred during the six months ended June 30, 2011.

General and administrative expenses increased $2,492,943 from $185,924 for the six months ended June 30, 2010 to $2,678,867 for the six months ended June 30, 2011. From January 1, 2009 through March 31, 2011, our advisor and its affiliates incurred $677,415 of operating expenses on our behalf.  We reimburse the advisor for all reasonable expenses incurred in connection with services provided to us, subject to the limitation that we will not reimburse any amount that would cause our total operating expenses at the end of the four preceding fiscal quarters to exceed the greater of 2% of our average invested assets or 25% of our net income.  Because operating expenses incurred directly by us exceeded the 2% threshold, the amount due to the advisor had not been recorded on our income statement as of December 31, 2010.  Further, $973,607 had been recorded as a receivable from the advisor for the excess operating expenses over the 2% threshold incurred directly by us as of December 31, 2010.  Our Board of Directors, including all of our independent directors, reviewed our total operating expenses for the four fiscal quarters ended December 31, 2009 (and the four fiscal quarters ended each quarter after) and an estimate of our total operating expenses for the four fiscal quarters to end March 31, 2011 and unanimously determined the excess amount to be justified because of the costs of operating a public company in our early stages of operation.  Upon approval of these costs on March 22, 2011, $1,646,818 of total costs were expensed. As the Board of Directors has previously approved such expenses, all 2011 operating expenses have been and will be expensed as incurred.  This accounts for the largest component of the year over year increase.

Equity in loss of unconsolidated joint venture decreased by $516,932 from $616,352 in the 2010 period to $99,420 for the six months ended June 30, 2011.  This represents our ownership share of net income (loss) from our real estate investments as detailed in Note 4 (Equity Method Investments). The lower overall loss is due to acquisitions fees that were incurred during the six months ended June 30, 2010 and six months of operating activity during 2011 for the properties acquired throughout 2010. While revenue variations may occur at any of our properties, the Augusta and Springhouse properties’ revenues are specifically subject to unplanned troop deployment. The property management team is working to more fully diversify the tenant mix to lessen a potential impact from unplanned deployments.

The table below reflects the components of the $99,420 loss:

	Springhouse	Creekside	Meadowmont	Augusta	Hillsboro	Total
Property Operating Results:
Rental revenue	$1,933,445	$1,016,649	$1,958,970	$1,302,674	$1,620,210	$7,831,948
Operating expenses	(783,976)	(533,625)	(658,953)	(442,247)	(565,491)	(2,984,292)
Net Operating Income (NOI)(1)	1,149,469	483,024	1,300,017	860,427	1,054,719	4,847,656
Interest Expense (2)	(665,899)	(297,377)	(795,269)	(383,511)	(462,779)	(2,604,835)
Depreciation and amortization	(521,471)	(255,636)	(554,120)	(562,902)	(711,131)	(2,605,260)
Net loss	(37,901)	(69,989)	(49,372)	(85,986)	(119,191)	(362,439)
Net loss attributable to JV partners	19,082	48,432	39,946	61,048	99,540	268,048
	(18,819)	(21,557)	(9,426)	(24,938)	(19,651)	(94,391)
Amortization of deferred financing costs paid on behalf of joint ventures	(2,194)	-	(1,158)	(642)	(1,035)	(5,029)
Equity in net income (loss) of unconsolidated joint ventures	$(21,013)	$(21,557)	$(10,584)	$(25,580)	$(20,686)	$(99,420)

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

(2)	Aggregate debt service ratio of 1.86.

Interest expense increased $47,363 from $125,088 for the six months ended June 30, 2010 to $172,451 for the six months ended June 30, 2011 and relates to the affiliate loans for the joint venture investments acquired during 2010 and the borrowing on the Meadowmont line of credit in 2011.

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

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf; however, our advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by us exceed 15% of gross proceeds from our Initial Public Offering. Through June 30, 2011, including shares issued through our distribution reinvestment plan, we had sold 810,043 shares in the offering for gross offering proceeds of $7,449,997 and recorded organization costs of $49,931, other offering costs of $1,765,639 and selling commissions and dealer manager fees of $689,789. In addition our advisor has incurred on our behalf $2,286,474 of offering costs which will become payable as additional offering proceeds are raised to the extent that selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds

Operating Expenses

Under our advisory agreement our advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our advisor’s overhead, such as rent, employee costs, utilities and information technology costs.  We do not, however, reimburse our advisor for personnel costs in connection with services for which our advisor receives acquisition, origination or disposition fees or for personnel costs related to the salaries of our executive officers.  From January 1, 2009 through March 31, 2011, our advisor and its affiliates incurred $677,415 of operating expenses on our behalf, which amount has not yet been reimbursed as of July 29, 2011.  Our charter limits our total operating expenses at the end of the four preceding fiscal quarters to the greater of (A) 2% of our average invested assets, or (B) 25% of our net income determined (1) without reductions for any additions to reserves for depreciations, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period, notwithstanding the above limitation, we may reimburse amounts in excess of the limitation if  a majority or our independent directors determines that such excess amounts were justified based on unusual and non-recurring factors.  Due to the limitations discussed above and because operating expenses incurred directly by us have exceeded the 2% threshold, the amount due to the advisor had not been recorded on our income statement as of December 31, 2010.  Further, $973,607 had been recorded as a receivable from the advisor as of December 31, 2010 for the excess operating expenses incurred directly by us over the 2% threshold.  Our Board of Directors, including all of our independent directors, reviewed our total operating expenses for the four fiscal quarters ended December 31, 2009 (and the four fiscal quarters ended each quarter after) and an estimate of our total operating expenses for the four fiscal quarters to end March 31, 2011 and unanimously determined the excess amounts to be justified because of the costs of operating a public company in our early stages of operating.  Upon approval of these costs on March 22, 2011, $1,646,818 of total costs were expensed and $677,415 became a liability to us, payable to our advisor and its affiliates.  As the Board of Directors has approved such expenses, all 2011 operating expenses have been and will be expensed as incurred.

Liquidity and Capital Resources

We are offering a maximum of $1,000,000,000 in shares of our common stock in our primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers.  We also are offering up to $285,000,000 in shares pursuant to our distribution reinvestment plan at $9.50 per share.

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

We generally expect to meet our short-term liquidity requirements, such as our operating and administrative expenses, continuing debt service obligations and the payment of distributions, through net cash provided by operations and net proceeds raised in our public offering.  Operating cash flow is expected to increase as additional investments are added to our portfolio.  We are continuing to raise proceeds in our ongoing public offering; however, we suspended our offering on November 17, 2010 in order to restate certain of our financial statements and selling efforts did not recommence until March 2, 2011.  In order to fund general working capital while our offering was suspended, on January 20, 2011 we entered a loan agreement for a line of credit with an affiliate of our sponsor that permits us to borrow up to $500,000 and we have borrowed $150,000 as of June 30, 2011.  Our current corporate operating expenses exceed the cash flow received from our investments in real estate joint ventures.  If the rate at which we raise offering proceeds does not improve significantly, our general and administrative costs may remain higher relative to the size of our portfolio and we may be required to incur additional debt to fund our operations.  To the extent cash on hand is not sufficient to meet our short-term liquidity requirements, we expect to utilize credit facilities obtained from affiliates or unaffiliated third parties. Our sponsor has also agreed to defer payment of asset management fees, acquisition fees and operating and offering costs advanced on our behalf and current year reimbursable operating expenses through 2011 as well as to fund any remaining cash shortfall, as necessary. In addition as our sponsor has management control of the affiliates that are lenders to us and thus has the authority to extend the notes that have maturities in 2011, it has committed to extend such notes based on our ability to repay those obligations.

As of July 5, 2011, Bluerock Capital Markets, an affiliate of us and our advisor, assumed the role of dealer manager for the remainder of the Initial Public Offering.  Prior to July 5, 2011, Select Capital Corporation, a third party, served as dealer manager for the Initial Public Offering. We expect that this transition to an affiliated dealer manager will lead to greater sales of shares in the Initial Public Offering; however, we can provide no assurances that this will be the case.  If Bluerock Capital Markets is unsuccessful in its efforts to market the Initial Public Offering, our liquidity will be adversely affected which would adversely affect our ability to fund our ongoing operations.

In addition, our policy is generally to pay distributions from cash flow from operations. However, all of our distributions to date have been paid from proceeds from our public offering and may in the future be paid from additional sources, such as from borrowings, advances from our advisor, and our advisor’s deferral of its fees and expense reimbursements.  We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and repayment of short-term financing of future property acquisitions, through long-term secured and unsecured borrowings.

Potential future sources of capital include secured or unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow.

Cash Flows from Operating Activities

As of June 30, 2011, we owned indirect equity interests in five real estate properties.  During the six months ended June 30, 2011, net cash used in operating activities was $529,023 and primarily consisted of our net loss of $3,115,411, which was offset by the following increases in our cash from operations; Cash distributions received for our unconsolidated joint ventures of $519,117; Increase in due to affiliates of $1,914,864; a non-cash adjustment for director’s stock compensation of $22,500, and non-cash adjustments that increase our cash flow from operations of $99,420 for the loss in unconsolidated joint ventures which includes our pro-rata share of (1) non-cash adjustment for the depreciation and amortization at the property level, (2) any non-recurring acquisition costs incurred in the year we acquired our indirect equity interest in the property.

Cash Flows from Investing Activities

Our cash used in investing for the six months ended June 30, 2011 was $36,066 for the additional capital needs related to our indirect equity interests in the real estate properties indicated above.

Cash Flows from Financing Activities

Our cash flows from financing consist primarily of proceeds from the Initial Public Offering (which offering we temporarily suspended from November 17, 2010 until March 2, 2011 in connection with our determination to restate certain of our financial statements) and proceeds from affiliate loans less distributions paid to our stockholders.

For the six months ended June 30, 2011, net cash provided by financing activities was $673,135, which consisted of $1,245,967 of gross offering proceeds related to our Initial Public Offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $124,460, (2) and offering costs paid by us directly in the amount of $426,243; as well as $150,000 of proceeds from affiliate loans.  This was offset by $172,062 of net cash distributions, after giving effect to distributions reinvested by stockholders of $74,292.

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. We define FFO, consistent with the National Association of Real Estate Investment Trusts (“NAREITs”) definition, as net income, computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.

In addition to FFO, we use modified funds from operations ("Modified Funds from Operations" or "MFFO"), as defined by the Investment Program Association (“IPA”).  MFFO excludes from FFO the following items:

(1)	acquisition fees and expenses;
(2)	straight line rent amounts, both income and expense;
(3)	amortization of above or below market intangible lease assets and liabilities;
(4)	amortization of discounts and premiums on debt investments;
(5)	impairment charges;
(6)	gains or losses from the early extinguishment of debt;

(7)
gains or losses on the extinguishment or sales of hedges, foreign exchange, securities and other derivative holdings except where the trading of such instruments is a fundamental attribute of our operations;

(8)	gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting, including interest rate and foreign exchange derivatives;
(9)	gains or losses related to consolidation from, or deconsolidation to, equity accounting;
(10)	gains or losses related to contingent purchase price adjustments; and
(11)	adjustments related to the above items for unconsolidated entities in the application of equity accounting.

We believe that MFFO is helpful in assisting management, investors and analysts assess the sustainability of our operating performance, and in particular, after our offering and acquisition stages are complete primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired.  Thus, MFFO provides helpful information relevant to evaluating the Company’s operating performance in periods in which there is no acquisition activity.

In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management's investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Acquisition costs related to business combinations are to be expensed.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management's analysis of the investing and operating performance of our properties.  In addition, it provides investors with information about our operating performance so they can better assess the sustainability of our operating performance after our offering and acquisition stages are completed.  Acquisition expenses include those incurred with our advisor or third parties. Table 1 presents our calculation of FFO and MFFO for the three and six months ended June 30, 2011 and 2010.

Because we have been raising capital in our public offering since our inception, did not commence real estate operations until the end of 2009, and have made several additional equity investments in 2010, the results presented in Table 1 below are not directly comparable and should not be considered an indication of our historical operating performance.  Table 2 presents additional information about our MFFO on a property-level basis and presents our calculation of our pro-rata share of MFFO generated by our indirect equity interest in the properties for the three and six months ended June 30, 2011 and 2010.

TABLE 1	Three Months Ended June 30,		Six Month Ended June 30,
	2011	2010	2011	2010

Net Loss(1)	$(701,730)	$(689,571)	$(3,115,411)	$(1,166,928)
Add:
Pro-rata share of unconsolidated JV depreciation and amortization(2)	240,068	363,503	562,704	603,345
FFO	(461,662)	(326,068)	(2,552,707)	(563,583)
Add:
Pro-rata share of unconsolidated JV acquisition costs(2)	-	87,926	-	177,030
Acquisition costs per statement of operations	-	105,219	-	161,744
MFFO	$(461,662)	$(132,923)	$(2,552,707)	$(224,809)

(1)
The net loss for the six months ended June 30, 2011 includes $1,646,818 of excess operating expenses approved by our Board of Directors on March 22, 2011 relating to our total operating expenses for the four fiscal quarters ended December 31, 2009 and the four fiscal quarters ended each quarter after through March 31, 2011.

(2)	This represents our share of depreciation and amortization expense and acquisition costs at the properties that we account for under the equity method of accounting.

TABLE 2	Three Months Ended June 30, 2011
	Springhouse	Creekside	Meadowmont	Augusta	Hillsboro	Total
Equity (loss) income of unconsolidated JV	$(24,182)	$(6,677)	$(2,617)	$8,326	$8,977	$(16,173)
Pro-rata share of unconsolidated JV depreciation and amortization	95,685	29,521	44,545	46,035	24,282	240,068
	71,503	22,844	41,928	54,361	33,259	223,895
Affiliate loan interest, net(1)	(28,673)	-	(2,618)	(33,708)	(21,937)	(86,936)
Asset management and oversight fees	(27,421)	(8,304)	(18,445)	(17,280)	(10,989)	(82,439)
Corporate operating expenses(2)	(130,286)	(25,246)	(104,085)	(151,072)	(105,493)	(516,182)

Consolidated MFFO	$(114,877)	$(10,706)	$(83,220)	$(147,699)	$(105,160)	$(461,662)

TABLE 2	Six Months Ended June 30, 2011
	Springhouse	Creekside	Meadowmont	Augusta	Hillsboro	Total
Equity loss of unconsolidated JV	$(21,013)	$(21,558)	$(10,583)	$(25,579)	$(20,687)	$(99,420)
Pro-rata share of unconsolidated JV depreciation and amortization	191,113	58,812	88,112	137,125	87,542	562,704
	170,100	37,254	77,529	111,546	66,855	463,284
Affiliate loan interest, net(1)	(57,081)	-	(4,632)	(67,046)	(43,634)	(172,393)
Asset management and oversight fees	(54,843)	(16,607)	(36,889)	(34,529)	(21,863)	(164,731)
Corporate operating expenses(2)(3)	(758,775)	(121,114)	(548,755)	(735,952)	(514,271)	(2,678,867)

Consolidated MFFO	$(700,599)	$(100,467)	$(512,747)	$(725,981)	$(512,913)	$(2,552,707)

(1)	Affiliate notes payable to be paid from proceeds of the equity raise.
(2)	These expenses have been allocated amongst our portfolio based on the percentage of our investment in the joint venture to our total investments in joint ventures.
(3)
Corporate operating expenses include $1,646,818 of excess operating expenses approved by our Board of Directors relating to our total operating expenses for the four fiscal quarters ended December 31, 2009 and the four fiscal quarters ended each quarter after through March 31, 2011.

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

•	Directors stock compensation of $22,500 and $34,375 was recognized for the six months ended June 30, 2011 and 2010, respectively.
•	Amortization of deferred financing costs paid on behalf of our joint ventures of approximately $5,028 and $2,976 was recognized for the six months ended June 30, 2011 and 2010, respectively.

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

Distributions paid, cash flows from operations and FFO were as follows:

	Distributions Paid			Cash Flow from	Distributions
Period	Cash	Reinvested	Total	Operations	Declared	FFO
First Quarter 2011	$88,927	$28,113	$117,040	$(18,644)	$117,538	$(2,091,045)
Second Quarter 2011	83,135	46,179	129,314	(510,379)	134,526	(66,986)
Total	$172,062	$74,292	$246,354	$(529,023)	$252,064	$(2,158,031)

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010 and Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” of our notes to consolidated financial statements.

Subsequent Events

Status of the Offering

For the period July 1, 2011 through July 31, 2011, we sold approximately 3,237 shares of common stock for gross proceeds of $15,000 including issuances through our distribution reinvestment plan.

As of July 5, 2011, Bluerock Capital Markets, an affiliate of us and our advisor, assumed the role of dealer manager for the remainder of the Initial Public Offering.  BR Capital Markets, LLC, an affiliate of our sponsor, currently owns a 90% interest in Bluerock Capital Markets, and the remaining 10% interest is owned by Halcyon Holdings, LLC. BR Capital Markets is 100% owned by R. Ramin Kamfar, a principal of our advisor, and controls our dealer manager. Prior to July 5, 2011, Select Capital Corporation, a third party, served as dealer manager for the Initial Public Offering. The terms of the dealer manager agreement with Bluerock Capital Markets are substantially the same as the dealer manager agreement with Select Capital Corporation.

Distributions Paid

Distributions Declared Daily For Each Day in Month Listed	Date Paid	Total Distribution	Cash Distribution	Dollar amount of Shares Issued pursuant to the distribution reinvestment plan
June 2011	July 1, 2011	$45,996	$29,493	$16,503
July 2011	August 1, 2011	$48,337	$30,839	$17,498

On August 8, 2011, our three independent directors received an automatic grant of 2,500 shares each of restricted stock after their re-election to the board of directors at our annual meeting.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, we are not required to provide such information.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were  effective as of June 30, 2011, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.  Legal Proceedings

None.

Item 1A.  Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On October 15, 2009, our Registration Statement on Form S-11 (File No. 333-153135), covering a public offering of up to 130 million shares of common stock, was declared effective under the Securities Act of 1933.  We commenced our initial public offering on October 15, 2009, upon retaining Select Capital Corporation as the dealer manager for our offering.  As of July 5, 2011, Bluerock Capital Markets, an affiliate of us and our advisor, assumed the role of dealer manager for the remainder of the initial public offering and the dealer manager agreement with Select Capital Corporation was terminated.  We are offering 100 million shares of common stock in our primary offering at an aggregate offering price of up to $1 billion, or $10 per share with discount available to certain categories of purchasers.  The 30 million shares offered under our distribution reinvestment plan are initially being offered at an aggregate offering price of $285 million, or $9.50 per share.  We expect to sell the shares registered in our primary offering over a three-year period.  Under rules promulgated by the SEC, in some instances we may extend the primary offering beyond that date.  We may sell shares under the distribution reinvestment plan beyond the termination of the primary offering until we have sold all shares under the plan.

As of June 30, 2011, we had sold approximately 795,564 shares of common stock in our ongoing public offering and raised gross offering proceeds of approximately $7,449,997.  From this amount, we incurred $689,789 in selling commissions and dealer manager fees payable to our dealer manager.  From the commencement of the Initial Public Offering through June 30, 2011, we had used approximately $3,100,763 of net proceeds to purchase interests in real estate, net of notes payable.

Unregistered Sale of Equity Securities

During the three months ended June 30, 2011, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Repurchases

Our board of directors has adopted a share repurchase plan that permits stockholder to sell their shares back to us, subject to significant conditions and limitations.  Our board of directors can amend or terminate our share repurchase plan upon 30 days’ prior notice without the approval of our stockholders.

Prior to establishing the estimated value of our shares, the prices at which we will generally repurchase shares are as follows:

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

The purchase price per share as described above will be reduced by the aggregate amount of net proceeds per share, if any, distributed to the investors prior to the repurchase date as a result of a sale of one or more of our assets that constitute a return of capital distributed to investors as a result of such sales.

We will not repurchase in excess of 5% of the number of shares of common stock outstanding as of the same date in the prior calendar year.  Generally, the cash available for repurchases will be limited to the net proceeds from the sale of shares under our distribution reinvestment plan during the previous fiscal year.  However, to the extent that the aggregate proceeds received from the sale of shares pursuant to our distribution reinvestment plan are not sufficient to fund repurchase requests pursuant to the limitations outlined above, the board of directors may, in its sole discretion, choose to use other sources of funds to repurchase shares of our common stock.  Such sources of funds could include cash on hand, cash available from borrowings and cash from liquidations of securities investments as of the end of the applicable month, to the extent that such funds are not otherwise dedicated to a particular use, such as working capital, cash distributions to stockholders or purchases of real estate assets.

During the three months ended June 30, 2011, we did not repurchase any securities under our share repurchase plan as we had received not any repurchase requests during that time period.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None

Item 6.  Exhibits

3.1
Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).
4.1
Distribution Reinvestment Plan (included as Exhibit B to the Prospectus dated July 5, 2011, incorporated by reference to Exhibit B to Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).

4.2
Form of Subscription Agreement (included as Exhibit A to the Prospectus dated July 5, 2011, incorporated by reference to Exhibit A to Post-Effective Amendment no. 7 to the Company’s Registration Statement on Form S-11 (No. 333-153135))

10.1
Dealer Manager Agreement between Bluerock Enhanced Multifamily Trust, Inc. and Bluerock Capital Markets dated July 5, 2011, incorporated by reference to Exhibit 1.1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.2	Form of Participating Broker-Dealer Agreement, incorporated by reference to Exhibit 1.2 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

DATE: August 15, 2011	/s/ R. Ramin Kamfar
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

/s/ Jerold E. Novack
DATE: August 15, 2011	Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)