Form 10-K
period 2011-12-31
Bluerock Enhanced Multifamily Trust, Inc.
filed 2012-03-13
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 333-153135

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	26-3136483 (I.R.S. Employer Identification No.)

Heron Tower, 70 East 55th St., New York, NY (Address or principal executive offices)	10022 (Zip Code)

(212) 843-1601

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class None	Name of each exchange on which registered None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer	☐

Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established market for the Registrant’s shares of Common Stock. The Registrant has registered an initial public offering of its shares of Common Stock pursuant to a Registration Statement on Form S-11, which shares are being offered at $10.00 per share, with discounts available for certain categories of purchasers. The aggregate market value of the Registrant’s Common Stock held by non-affiliates as of June 30, 2011 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $7.45 million assuming a market value of $10.00 per share.

As of March 2, 2012 the Registrant had 1,255,347 shares of Common Stock outstanding.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

FORM 10-K

December 31, 2011

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

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our prospectus dated July 12, 2011 as supplemented to date.

In addition, the following are some of the more significant risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We are a recently formed entity and our limited operating history makes our future performance difficult to predict.

•	Our officers and non-independent directors have substantial conflicts of interest because they also are officers and owners of our Advisor and its affiliates, including our sponsor and our dealer manager.

•	During the early stages of our operations, until the proceeds of our public offering are invested in real estate and real estate-related investments, we have funded and expect to continue to fund distributions from the un-invested proceeds of our public offering and borrowings. Thereafter, we may pay distributions from un-invested proceeds of our public offering, borrowings and the sale of assets to the extent distributions exceed our earnings or cash flows from operations.

•	We will rely on our Advisor, an affiliate of our officers and non-independent directors, to manage our business and select and manage investments. Our Advisor is a recently formed entity. The success of our business will depend on the success of our Advisor in performing these duties.

•	To the extent we sell substantially less than the maximum number of shares in our public offering, we may not have sufficient funds, after the payment of offering and related expenses, to acquire a diverse portfolio of properties.

•	We may fail to qualify as a REIT for federal income tax purposes. We would then be subject to corporate level taxation and we would not be required to pay any distributions to our stockholders.

•	Our offering was suspended from November 17, 2010 until March 2, 2011 in connection with our determination to restate certain of our financial statements. These restatements resulted in substantial unanticipated costs in the form of accounting, legal fees, and similar professional fees, in addition to the substantial diversion of time and attention of our Chief Financial Officer and members of our accounting team in preparing the restatements. Our current corporate operating expenses exceed the cash flow received from our investments in real estate joint ventures. If the rate at which we raise offering proceeds does not improve significantly, our general and administrative costs will remain higher relative to the size of our portfolio. Moreover, we cannot predict the impact of the restatement on our ability to increase sales.

•	If we have not sold all of the shares in this offering by October 15, 2012, we intend to extend the primary offering by an additional six months by filing a registration statement to register a follow-on offering of shares of our common stock prior to October 15, 2012. By filing a registration statement for a follow-on offering prior to October 15, 2012, we would be able to continue selling shares of common stock with the same terms and conditions pursuant to that registration statement following April 15, 2013. There is no assurance that the follow-on offering will become effective and to the extent our follow on offering does not become effective we would not be able to sell securities beyond April 15, 2013.

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

PART I

Item 1. Business

Organization

Bluerock Enhanced Multifamily Trust, Inc. (the “Company”) was incorporated on July 25, 2008 under the laws of the state of Maryland. We have elected to be treated, and currently qualify, as a real estate investment trust, or REIT, for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. We were incorporated to raise capital and acquire a diverse portfolio of residential real estate assets.

On August 22, 2008, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of our common stock in our primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers and up to $285,000,000 in shares pursuant to our distribution reinvestment plan at $9.50 per share (the “Initial Public Offering”). The SEC declared our registration statement effective on October 15, 2009. As of May 20, 2010, we had received gross offering proceeds sufficient to satisfy the minimum offering amount for the Initial Public Offering. Accordingly, we broke escrow with respect to subscriptions received from all states in which our shares were being offered. As of March 2, 2012, we had accepted aggregate gross offering proceeds of $11,670,291. We intend to use substantially all of the net proceeds from the Initial Public Offering to invest in a diverse portfolio of real estate and real estate-related assets.

On July 5, 2011, we provided our former dealer manager, Select Capital Corporation (“Select Capital”), with notice that it considers the Dealer Manager Agreement with Select Capital entered into on October 15, 2009 to have been terminated, effective immediately. In addition, on July 5, 2011, we entered into a Dealer Manager Agreement with Bluerock Capital Markets, LLC (“Bluerock Capital Markets”), our affiliate, pursuant to which it assumed dealer manager responsibilities for the remainder of the Initial Public Offering. The dealer manager is responsible for marketing the Company’s shares in the Initial Public Offering.

We have no employees and are supported by related-party service agreements. We are externally managed by Bluerock Enhanced Multifamily Advisors, LLC (the “Advisor”), a Delaware limited liability company organized in 2007. Our day-to-day operations are managed by our Advisor, under an advisory agreement. Our advisory agreement has a one-year term expiring October 14, 2012, and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and us. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf. Substantially all our business is conducted through our operating partnership Bluerock Enhanced Multifamily Holdings LP, a Delaware limited partnership (“Bluerock Holdings”).

The principal executive offices of our company and the Advisor are located at Heron Building, 70 East 55th Street, New York, New York 10022. Our telephone number is (877) 826-BLUE (2583).

Equity Method Investments

As of December 31, 2011, we, through joint venture partnerships, own equity interests in five multifamily real estate properties. For more information regarding our investment, see "Item 2. Properties".

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

Distribution Policy

Generally, our policy will be to pay distributions from cash flow from operations. However, to date all of our distributions have been paid from the proceeds of the Initial Public Offering, and we expect that some or all of our future distributions will be paid from sources other than cash flow from operations, such as from the proceeds of the Initial Public Offering, cash advances to us by the Advisor, cash resulting from a waiver or deferral of asset management fees and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow until such time as we have sufficient cash flow from operations to fully fund the payment of distributions therefrom. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we will pay these distributions in advance of our actual receipt of these funds. We may fund such distributions from advances from the Advisor or sponsors or from the Advisor’s deferral of its asset management fee.

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

We paid our first distribution on June 1, 2010 and we expect to declare distributions on a quarterly basis and to pay distributions to our stockholders on a monthly basis. We calculate these monthly distributions based on daily record dates so our investors will become eligible for distributions immediately upon the purchase of their shares. Distributions will be paid to stockholders as of the record dates selected by our Board of Directors.

We are required to make distributions sufficient to satisfy the requirements for qualification as a REIT for tax purposes. Generally, distributed income will not be taxable to us under the Code if we distribute at least 90% of our REIT taxable income.

Distributions will be authorized at the discretion of our Board of Directors, in accordance with our earnings, cash flow, anticipated cash flow and general financial condition. The board’s discretion will be directed, in substantial part, by its intention to cause us to comply with the REIT requirements. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period but may be made in anticipation of cash flow that we expect to receive during a later period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. We may utilize capital, borrow money, issue new securities or sell assets in order to make distributions. In addition, from time to time, the Advisor and its affiliates may, but are not required to, agree to waive or defer all or a portion of the acquisition, asset management or other fees or other incentives due to them, enter into lease agreements for un-leased space, pay general and administrative expenses or otherwise supplement investor returns in order to increase the amount of cash available to make distributions to our stockholders.

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

Item 1A. Risk Factors

We have omitted a discussion of risk factors because, as a smaller reporting company, we are not required to provide such information. For a discussion of the significant factors that make an investment in our shares risky, see the prospectus that relates to the Initial Public Offering and the Liquidity and Capital Resources Section under Item 7. – Management’s Discussion and Analysis of Financial Conditions and Results of Operations of this report.

Item 1B. Unresolved Staff Comments

We have no unresolved staff comments.

Item 2. Properties

We, through wholly-owned subsidiaries of our operating partnership, have acquired five investments through unconsolidated joint ventures as further described below. The following is a summary of our investment portfolio as of December 31, 2011($ amounts in thousands):

					Joint Venture Equity Investment Information
Multifamily Community Name/Location	Approx. Rentable Square Footage	Number of Units	Date Acquired	Property Acquisition Cost(1)	Our Ownership Interest in Property Owner	Approx. Annualized Base Rent (2)	Average Annual Effective Rent Per Unit(3)	Approx. % Leased
Springhouse at Newport News/Newport News, Virginia	310,826	432	12/3/2009	$29,250	37.50%	$4,220	$9	92%
The Reserve at Creekside Village/Chattanooga, Tennessee	211,632	192	3/31/2010	$14,250	23.31%	$2,137	$11	95%
The Apartments at Meadowmont/Chapel Hill, North Carolina	296,240	258	4/9/2010	$36,960	16.25%	$4,058	$16	95%
The Estates at Perimeter/ Augusta, Georgia	266,148	240	9/1/2010	$24,950	25.00%	$2,916	$12	93%
Gardens at Hillsboro Village/ Nashville, Tennessee	187,430	201	9/30/2010	$32,394	12.50%	$3,372	$17	100%
Total/Average	1,272,276	1,323		$137,804		$16,703	$13	95%

(1)	Property Acquisition Cost excludes acquisition fees and closing costs.

(2)	Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases as of December 31, 2011 and does not take into account any rent concessions or prospective rent increases.
(3)	Annual effective rent per unit includes the effect of tenant concessions over the term of the lease.

Joint Ventures

We accounted for the acquisitions of our interests in properties through managing member LLCs in accordance with the provisions of the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) FASB Accounting Standards Codification (“ASC”).

A variable interest entity (“VIE”) is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIE’s are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets. We continuously re-assesses whether our interest in the managing member LLC is (i) a VIE, and (ii) if we are the primary beneficiary of the VIE.

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

Item 4. [Removed and Reserved]

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

To facilitate Financial Industry Regulatory Authority (“FINRA”) member participation in the Initial Public Offering, we disclose in each annual report distributed to stockholders a per share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, beginning 18 months after the completion of our offering stage, we will prepare annual statements of estimated share values to assist both fiduciaries of retirement plans subject to the annual reporting requirements of ERISA and custodians of individual retirement accounts (“IRAs”) in the preparation of their reports relating to an investment in our shares. For these purposes, our estimated value of a share of our common stock is $10.00 per share as of December 31, 2011. The basis for this valuation is the fact that the current public offering price for our shares in the Initial Public Offering is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, this estimated value is likely to be higher than the price at which you could resell your shares because (1) our public offering involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sales price than could otherwise be obtained, and (2) no public market exists for our shares.

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

Shareholder Information

As of March 2, 2012, we had approximately 1,255,347 shares of common stock outstanding held by a total of 408 stockholders.

Distributions

As of May 20, 2010, we had received gross offering proceeds sufficient to satisfy the minimum offering amount for the Initial Public Offering and paid our first distribution on June 1, 2010. Until we generate sufficient cash flow from operations or funds from operations (“FFO”) to fully fund the payment of distributions, some or all of our distributions will be paid from other sources. We may generate cash to pay distributions from financing activities, components of which may include borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow and proceeds of this offering. In addition, from time to time, the Advisor and its affiliates may agree to waive or defer all, or a portion, of the acquisition, asset management or other fees or other incentives due to them, enter into lease agreements for unleased space, pay general and administrative expenses or otherwise supplement investor returns in order to increase the amount of cash available to make distributions to our stockholders. In addition, to the extent we invest in development or redevelopment projects or in properties that have significant capital requirements, these properties may not immediately generate cash flow from operations or FFO. Thus, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

We expect our Board of Directors to declare distributions on a quarterly basis and to pay distributions to our stockholders on a monthly basis. We calculate these monthly distributions based on daily record dates so our investors will become eligible for distributions immediately upon purchasing shares. Distributions will be paid to stockholders as of the record dates selected by the directors.

Distributions by quarter for the years ended December 31, 2011 and 2010, respectfully, were as follows:

	Distributions Paid						Sources of Cash Distributions
	Cash	Distributions Reinvested (DRIP)	Total	Cash Flow Used in Operations	Total Distributions Declared	Declared Distributions Per Share(1)	Cash Flow Provided by Operations/ Percent of Total Cash Distributions Paid	Offering Proceeds/ Percent of Total Cash Distributions Paid
2011
First Quarter	$88,927	$28,113	$117,040	$(18,644)	$117,538	$0.175	$0.00/0	$88,927/100%
Second Quarter	83,135	46,179	129,314	(510,379)	134,526	0.175	0.00/0	83,135/100%
Third Quarter	92,101	51,968	144,069	(295,429)	148,402	0.175	0.00/0	92,101/100%
Fourth Quarter	102,000	61,779	163,779	(227,241)	176,628	0.175	0.00/0	101,999/100%
Total	$366,163	$188,039	$554,202	$(1,051,693)	$577,094	$0.700	$0.00/0	$366,162/100%
2010
First Quarter(1)	$-	$-	$-	$111,291	$-	$-	$0.00/0	$ -/- %
Second Quarter	4,079	2,473	6,552	(30,952)	27,655	0.078	0.00/0	4,079/100%
Third Quarter	45,952	31,422	77,374	(572,386)	89,432	0.175	0.00/0	45,952/100%
Fourth Quarter	79,343	29,439	108,782	(378,058)	115,907	0.175	0.00/0	79,343/100%
Total	$129,374	$63,334	$192,708	$(870,105)	$232,994	$0.428	$0.00/0	$129,374/100%

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

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan, as of December 31, 2011.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	-	-	1,970,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,970,000

We have granted each of our independent directors 5,000 shares of restricted stock as of the commencement of the Initial Public Offering on October 15, 2009, and 2,500 shares of restricted stock as of their reelection to the Board of Directors on March 15, 2010 and again on August 8, 2011. The restricted stock vests as to 20% of the shares on the date of grant and as to 20% of the shares on each of the first four anniversaries of the date of the grant thereafter.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

On October 15, 2009, our Registration Statement on Form S-11 (File No. 333-153135), covering a public offering of up to 130 million shares of common stock, was declared effective under the Securities Act of 1933. We commenced our initial public offering on October 15, 2009. We are offering 100 million shares of common stock in our primary offering at an aggregate offering price of up to $1 billion, or $10 per share with discount available to certain categories of purchasers. The 30 million shares offered under our distribution reinvestment plan are initially being offered at an aggregate offering price of $285 million, or $9.50 per share.

On August 8, 2011, our Board of Directors approved an extension of this offering for an additional one-year period, and we expect to offer shares of common stock in our primary offering until October 15, 2012. If we have not sold all of the shares in this offering by October 15, 2012, we may extend the primary offering by an additional 6 months if we file a registration statement to register a follow-on public offering of shares of our common stock prior to October 15, 2012. We may sell shares under the distribution reinvestment plan beyond the termination of the primary offering until we have sold all shares under the plan.

As of December 31, 2011, including shares issued through our distribution reinvestment plan, we had sold approximately 1,120,693 shares of common stock in our ongoing public offering and raised gross offering proceeds of approximately $10,339,123.  From this amount, we incurred approximately $958,385 in selling commissions and dealer manager fees payable to our dealer manager. We had used approximately $4,128,598 of net proceeds to purchase interests in real estate, net of notes payable.

During the fiscal year ended December 31, 2011, upon re-election to the Board of Directors on August 8, 2011, each of our non-employee directors received an automatic grant of 2,500 shares of restricted common stock pursuant to the Bluerock Enhanced Multifamily Trust, Inc. Independent Directors Compensation Plan.   All such shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Unregistered Sale of Equity Securities

During the year ended December 31, 2011, we did not sell any equity securities that were not registered under the Securities Act of 1933.

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

As of December 31, 2011, we have repurchased $63,334 of common stock. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2010 totaling $63,334, we redeemed the entire amount available during 2011. We have received additional redemption requests that we are able to fill from the remaining net proceeds from the sale of the shares under the dividend reinvestment plan for 2011 totaling $212,767.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 through October 31, 2011	5,225	$9.25	5,225	(1)
November 1, 2011 through November 30, 2011	-	-	-	-
December 1, 2011 through December 31, 2011	-	-	-	-
Total	5,225	$9.25	5,225	(1)

(1)	A description of the maximum number of shares that may be purchased under our share repurchase plan is included in the narrative preceding this table.

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

Overview

We were incorporated as a Maryland corporation on July 25, 2008, and have elected to be taxed, and currently qualify, as a REIT for federal income tax purposes.

As of May 20, 2010 we had received gross offering proceeds sufficient to satisfy the minimum offering amount. Accordingly, we broke escrow with respect to subscriptions received from all states in which our shares are currently being offered. As of March 2, 2012 we had accepted aggregate gross offering proceeds of $11,670,291. We will experience a relative increase in liquidity as we accept additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition, development and operation of our assets.

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

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, as amended, and have qualified since our taxable year ended December 31, 2010. In order to qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our taxable income (excluding net capital gains). If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify as a REIT for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and results of operations. We intend to continue to organize and operate in such a manner as to remain qualified for treatment as a REIT.

Our Investment Strategy

We intend to achieve our investment objectives by acquiring a diverse portfolio of real estate and real estate-related investments. We plan to diversify our portfolio by investment type, size, property location and risk with the goal of attaining a portfolio that will generate attractive returns for our investors, with the potential for capital appreciation. Our targeted portfolio allocation is as follows:

•	Enhanced Multifamily. We intend to allocate approximately 50% of our portfolio to investments in well-located, institutional quality multifamily properties that we believe demonstrate strong and stable cash flows, typically located in supply constrained sub-markets with relatively high expectations of rent growth. As appropriate, we intend to implement our Advisor’s Enhanced Multifamily strategy (as described in the prospectus relating to our ongoing Initial Public Offering) at these properties, which we anticipate will create sustainable long-term increases in property value and lead to increased returns to our investors by, among other benefits, generating higher rental revenue and reducing resident turnover.

•	Value-Added Residential. We intend to allocate approximately 30% of our portfolio to investments in well-located, residential properties that offer a significant potential for short-term capital appreciation through repositioning, renovation or redevelopment. In addition, we will seek to acquire properties available at opportunistic prices from distressed or time-constrained sellers in need of liquidity. As appropriate, we intend to implement our Advisor’s Enhanced Multifamily strategy at these properties as well.

•	Real Estate-Related Investments. We intend to allocate approximately 20% of our portfolio in other real estate-related investments with the potential for high current income or significant total returns. These investments could include first and second mortgages, subordinated, bridge and other loans, debt and other securities related to or secured by real estate assets, and common and preferred equity, which may include securities of other REITs and real estate companies. Excluded from this 20% allocation is joint venture investments in which we exercise some control. Subject to the provisions of our charter, some of these investments may be made in connection with programs sponsored, managed or advised by our affiliates or those of our Advisor.

Although the above outlines our target portfolio, we may make adjustments based on, among other things, prevailing real estate market conditions and the availability of attractive investment opportunities. We will not forego an attractive investment because it does not fit within our targeted asset class or portfolio composition. We may use the proceeds of the Initial Public Offering to purchase or invest in any type of real estate or real estate-related investment which we determine is in the best interest of our stockholders, subject to the provisions of our charter which limit certain types of investments.

Our primary objectives are to raise capital and to take advantage of favorable investment opportunities. We believe that the current economic environment will result in investment opportunities for many high-quality real estate investments. To the extent that we have capital available to invest, we plan to actively pursue investment opportunities to continue to execute our business plan.

Results of Operations

The SEC declared the registration statement for our best efforts Initial Public Offering effective on October 15, 2009. On July 5, 2011, we provided our former dealer manager, Select Capital Corporation (“Select Capital”), with notice that we consider the Dealer Manager Agreement with Select Capital entered into on October 15, 2009 to have been terminated, effective immediately. In addition, on July 5, 2011, we entered into a dealer manager agreement with Bluerock Capital Markets, LLC (“Bluerock Capital Markets”), our affiliate, pursuant to which it assumed dealer manager responsibilities for the remainder of the Initial Public Offering. The dealer manager is responsible for marketing our shares in the Initial Public Offering. Our results of operations for the year ended December 31, 2011 are not indicative of those expected in future periods as we are still in our organizational and development stage.

Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the apartment housing industry and real estate generally, which may be reasonably anticipated to have a material impact on the revenues or incomes to be derived from the operation of our assets.

Year ended December 31, 2011 as compared to the year ended December 31, 2010

As of December 31, 2011, we have ownership interests in five joint ventures. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments. We did not acquire any properties or make other investments in the year ended December 31, 2011.

Asset management and oversight fees to affiliates increased $106,720 from $223,436 for the year ended December 31, 2010 to $330,156 for the year ended December 31, 2011. The increase is due to the acquisitions made during 2010 and represents the asset management fee due, but unpaid, to the Advisor. We expect asset management fees to increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments.

Acquisition costs to affiliates was zero for the year ended December 31, 2011 as there were no acquisitions.

General and administrative expenses increased $3,250,257 from $314,691 for the year ended December 31, 2010 to $3,564,948 for the year ended December 31, 2011. In 2010, we expensed allowable expenses up to the 2% limitation of our average invested assets in our income statement and the remainder was recorded as a receivable for the expenses exceeding the 2% threshold until approved by the board during the first quarter of 2011, resulting in a significant increase over the prior year’s recorded amount. Upon approval, these costs totaling $1,646,818 were expensed in 2011. All other amounts represent all expenses incurred during the periods.

Equity loss of unconsolidated joint ventures decreased by $1,073,559 from a loss of $1,147,224 for the year ended December 31, 2010 to a loss of $73,665 for the year ended December 31, 2011. This represents our ownership share of net income (loss) from our real estate investments as detailed in Note 4 (Equity Method Investments) to our consolidated financial statements. The 2011 results included a full year of operating activity at all owned properties. Additionally, 2010 included one-time acquisitions costs incurred during the year for the properties purchased. While revenue variations may occur at any of our properties, the Augusta and Springhouse properties’ revenues are specifically subject to unplanned troop deployment. The property management team is working to fully diversify the tenant mix to lessen a potential impact from unplanned deployments.

The table below reflects the components of equity loss of unconsolidated joint ventures of $73,665:

	Springhouse	Creekside	Meadowmont	Augusta	Hillsboro	Total
Property Operating Results:
Rental revenue	$3,912,706	$2,080,133	$4,012,501	$2,681,509	$3,360,558	$16,047,407
Operating expenses	(1,440,032)	(873,017)	(1,205,561)	(865,519)	(1,044,437)	(5,428,566)
Net Operating Income (NOI)(1)	2,472,674	1,207,116	2,806,940	1,815,990	2,316,121	10,618,841
Major renovation and other expenses	(166,952)	(147,563)	(199,872)	(40,317)	(142,534)	(697,238)
Income Before Debt Service and Depreciation and Amortization	2,305,722	1,059,553	2,607,068	1,775,673	2,173,587	9,921,603
Interest Expense (2)	(1,342,835)	(593,418)	(1,603,719)	(773,378)	(933,228)	(5,246,578)
Depreciation and amortization	(1,047,213)	(512,904)	(1,111,263)	(950,338)	(1,117,701)	(4,739,419)
Net (loss) income	(84,326)	(46,769)	(107,914)	51,957	122,658	(64,394)
Net income (loss) attributable to JV partners	(43,477)	(28,501)	(88,064)	45,983	113,273	(786)
Net income (loss) attributable to the Company	(40,849)	(18,268)	(19,850)	5,974	9,385	(63,608)
Amortization of deferred financing costs paid on behalf of joint ventures	(4,388)	-	(2,316)	(1,283)	(2,070)	(10,057)
Equity income (loss) of unconsolidated joint ventures	$(45,237)	$(18,268)	$(22,166)	$4,691	$7,315	$(73,665)

(1)	We evaluate the performance of our properties based upon NOI, which is a non-Generally Accepted Accounting Principle (“GAAP”) supplemental financial measure. We use NOI to evaluate the operating performance of our real estate and to make decisions concerning the operation of the property. We believe that NOI is essential to the investor in understanding the value of income-producing real estate. Net income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, NOI as defined by us may not be comparable to other REITs or companies as their definitions of NOI may differ from our definition.

(2)	Aggregate debt service ratio of 1.89.

The following is a summary of our investments as of December 31, 2011.

Multifamily Community	Date Acquired	Number of Units	Our Ownership Interest in Property Owner	Occupancy %	NOI (1) (in thousands)	Debt Service Coverage Ratio
Springhouse at Newport News	12/03/2009	432	37.50%	92%	$2,473	1.72
The Reserve at Creekside Village	03/31/2010	192	23.31%	95%	$1,207	1.79
The Apartments at Meadowmont	04/09/2010	258	16.25%	95%	$2,807	1.63
The Estates at Perimeter	09/01/2010	240	25.00%	93%	$1,816	2.30
Gardens at Hillsboro Village	09/30/2010	201	12.50%	100%	$2,316	2.33

(1)	Please see table above for a reconciliation of our equity in net income (loss) of unconsolidated joint ventures to the NOI of our properties.

Interest expense, net increased $87,809 from $258,753 for the year ended December 31, 2010 to $346,562 for the year ended December 31, 2011 and relates to the affiliate loans for the joint venture investments acquired during 2010 and the borrowing on the Meadowmont line of credit in 2011.

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

The table below reflects the components of the $1,147,224 equity loss of unconsolidated joint ventures:

	Springhouse	Creekside	Meadowmont	Augusta	Hillsboro	Total
Property Operating Results:
Rental revenue	$3,881,600	$1,423,900	$2,866,300	$931,900	$806,700	$9,910,400
Operating expenses	(1,747,500)	(690,100)	(1,005,300)	(338,800)	(261,000)	(4,042,700)
Net Operating Income (NOI)(1)	2,134,100	733,800	1,861,000	593,100	545,700	5,867,700
Interest Expense (2)	(1,342,900)	(567,100)	(1,173,100)	(258,500)	(239,500)	(3,581,100)
Acquisition fees	-	(602,900)	(499,700)	(373,100)	(463,800)	(1,939,500)
Depreciation and amortization	(1,670,000)	(745,100)	(1,598,000)	(614,800)	(511,400)	(5,139,300)
Net loss	(878,800)	(1,181,300)	(1,409,800)	(653,300)	(669,000)	(4,792,200)
Net loss attributable to JV partners	(544,019)	(892,530)	(1,177,400)	(486,238)	(580,292)	(3,680,479)
Net loss attributable to the Company	(334,781)	(288,770)	(232,400)	(167,062)	(88,708)	(1,111,721)
Amortization of deferred financing costs paid on behalf of joint ventures	(4,387)	(28,433)	(1,737)	(428)	(518)	(35,503)
Equity loss of unconsolidated joint ventures	$(339,168)	$(317,203)	$(234,137)	$(167,490)	$(89,226)	$(1,147.224)

(1)	We evaluate the performance of our properties based upon NOI, which is a non-Generally Accepted Accounting Principle (“GAAP”) supplemental financial measure. We use NOI to evaluate the operating performance of our real estate and to make decisions concerning the operation of the property. We believe that NOI is essential to the investor in understanding the value of income-producing real estate. Net income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, NOI as defined by us may not be comparable to other REITs or companies as their definitions of NOI may differ from our definition.
(2)	Aggregate debt service ratio of 1.64.

Interest expense was approximately $259,000 and was for interest related to our affiliate notes used to fund our interests in the joint ventures. Interest expense was $15,000 for 2009 and was related to an affiliate loan to fund our interest in the Springhouse joint venture.

Organization and Offering Costs

Our organization and offering costs (other than selling commissions and dealer manager fees) may be paid by our Advisor, our dealer manager or their affiliates on our behalf. Other offering costs include all expenses to be incurred by us in connection with our Initial Public Offering. Organization costs include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our Advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf; however, our Advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by us exceed 15% of gross proceeds from our Initial Public Offering. Through December 31, 2011, including shares issued through our distribution reinvestment plan, we had sold 1,120,693 shares in the offering for gross offering proceeds of $10,339,123 and recorded organization costs of $49,931, other offering costs of $2,256,663 and selling commissions and dealer manager fees of $958,386. In addition our Advisor has incurred on our behalf $2,407,524 of offering costs which will become payable as additional offering proceeds are raised to the extent that selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds.

Operating Expenses

Under our advisory agreement our Advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our Advisor’s overhead, such as rent, employee costs, utilities and information technology costs. We do not, however, reimburse our Advisor for personnel costs in connection with services for which our Advisor receives acquisition, origination or disposition fees or for personnel costs related to the salaries of our executive officers. From January 1, 2009 through March 31, 2011, our Advisor and its affiliates incurred $677,415. Our charter limits our total operating expenses at the end of the four preceding fiscal quarters to the greater of (A) 2% of our average invested assets, or (B) 25% of our net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period, notwithstanding the above limitation, we may reimburse amounts in excess of the limitation if a majority or our independent directors determines that such excess amounts were justified based on unusual and non-recurring factors. Due to the limitations discussed above and because operating expenses incurred directly by us have exceeded the 2% threshold, the amount due to the Advisor had not been recorded in the financial statements as of December 31, 2010. Further, $973,607 had been recorded as a receivable from the Advisor as of December 31, 2010 for the excess operating expenses incurred directly by us over the 2% threshold. Our Board of Directors, including all of our independent directors, reviewed our total operating expenses for the four fiscal quarters ended December 31, 2009 (and the four fiscal quarters ended each quarter after) and an estimate of our total operating expenses for the four fiscal quarters to end March 31, 2011 and unanimously determined the excess amounts to be justified because of the costs of operating a public company in our early stages of operating. Upon approval of these costs on March 22, 2011, $1,646,818 of total costs, were expensed and $677,415 became a liability to us, payable to our Advisor and its affiliates. As of the Board of Directors has approved such expenses, all 2011 operating expenses have been and will be expensed as incurred. As of December 31, 2011, $4,204 has been reimbursed to the Advisor and the Advisor has agreed to defer further repayment of these costs until a later date.

Liquidity and Capital Resources

We are offering a maximum of $1,000,000,000 in shares of our common stock in our primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers. We also are offering up to $285,000,000 in shares pursuant to our distribution reinvestment plan at $9.50 per share.

Our principal demands for cash will be for acquisition costs, including the purchase price of any properties, loans or securities we acquire, and construction, renovation and development costs and the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of our Initial Public Offering. We intend to acquire our assets with cash and mortgage or other debt, but we may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in units of limited partnership interest in our operating partnership. Due to the delay between the sale of our shares and our acquisitions, there may be a delay in the benefits to our stockholders, if any, of returns generated from our investments.

We generally expect to meet our short-term liquidity requirements, such as our operating and administrative expenses, continuing debt service obligations and the payment of distributions, through net cash provided by operations and net proceeds raised in our public offering. Operating cash flow is expected to increase as additional investments are added to our portfolio. We are continuing to raise proceeds in our ongoing Initial Public Offering; however, we suspended our offering on November 17, 2010 in order to restate certain of our financial statements and selling efforts did not recommence until March 2, 2011. In order to fund general working capital while our offering was suspended, on January 20, 2011 we entered a loan agreement for a line of credit with an affiliate of our sponsor that permits us to borrow up to $500,000 and we had borrowed $150,000 during 2011 and repaid the balance in full as of December 31, 2011. Our current corporate operating expenses exceed the cash flow received from our investments in real estate joint ventures. If the rate at which we raise offering proceeds does not improve significantly, our general and administrative costs will remain higher relative to the size of our portfolio and we may be required to incur additional debt to fund our operations. To the extent cash on hand is not sufficient to meet our short-term liquidity requirements, we expect to utilize credit facilities obtained from affiliates or unaffiliated third parties. Our sponsor also agreed to defer payment of asset management fees, acquisition fees and operating and offering costs advanced on our behalf and current year reimbursable operating expenses through 2012 as well as to fund any remaining cash shortfall, as necessary. In addition as our sponsor has management control of the affiliates that are lenders to us and thus extended the notes that had maturities in 2011 (including Augusta, Springhouse, Hillsboro and Meadowmont), and it has committed to further extend such notes based on our ability to repay those obligations.

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

As of July 5, 2011, Bluerock Capital Markets, an affiliate of us and our Advisor, assumed the role of dealer manager for the remainder of the Initial Public Offering. Prior to July 5, 2011, Select Capital Corporation, a third party, served as dealer manager for the Initial Public Offering. We expect that this transition to an affiliated dealer manager will lead to greater sales of shares in the Initial Public Offering; however, we can provide no assurances that this will be the case. If Bluerock Capital Markets is unsuccessful in its efforts to market the Initial Public Offering, our liquidity will be adversely affected which would adversely affect our ability to fund our ongoing operations and make acquisitions.

Cash Flows

Year ended December 31, 2011 as compared to the year ended December 31, 2010

Cash Flows from Operating Activities

As of December 31, 2011, we owned indirect equity interests in five real estate properties. During the year ended December 31, 2011, net cash used in operating activities was $1,051,693 and primarily consisted of our net loss of $4,315,331. This was offset by the following increases in our cash from operations:

•	cash distributions received from our unconsolidated joint ventures of $904,949;
•	increase in due to affiliates of $2,144,589; and
•	Non-cash adjustments that increase our cash flow from operations:
o	a non-cash adjustment for director’s stock compensation of $68,125;

o	loss in unconsolidated joint ventures of $73,665, which includes our pro-rata share of (1) non-cash adjustment for the depreciation and amortization at the property level, (2) any non-recurring acquisition costs incurred in the year we acquired our indirect equity interest in the property.

Cash Flows from Investing Activities

Our cash used in investing for the year ended December 31, 2011 was $63,901 for the additional capital needs related to our indirect equity interests in the real estate properties indicated above.

Cash Flows from Financing Activities

Our cash flows from financing consist primarily of proceeds from the Initial Public Offering (which offering we temporarily suspended from November 17, 2010 until March 2, 2011 in connection with our determination to restate certain of our financial statements) and proceeds from affiliate loans less distributions paid to our stockholders.

For the year ended December 31, 2011, net cash provided by financing activities was $1,410,927, which consisted of the following:

•	$4,135,093 of gross offering proceeds related to our Initial Public Offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $393,057, (2) and offering costs paid by us directly in the amount of $901,612;
•	$150,000 of proceeds from affiliate loans.

This was offset by:

•	$366,163 of net cash distributions, after giving effect to distributions reinvested by stockholders of $212,767;
•	repayment on notes payable of $1,150,000; and
•	redemption of common stock of $63,334.

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

Cash Flows From Financing Activities

Our cash flows from financing consist primarily of proceeds from our ongoing Initial Public Offering and proceeds from affiliate loans less distributions paid to our stockholders. For the year ended December 31, 2010, net cash provided by financing activities was $6.3 million and consisted of the following:

•	$6.2 million of gross offering proceeds related to our Initial Public Offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $565,000, (2) reimbursement of other offering costs to affiliates in the amount of $508,000 and (3) offering costs paid by us directly in the amount of $832,000;

•	$2.1 million of proceeds from affiliate loans, net of repayments.

This was offset by $129,374 of net cash distributions, after giving effect to distributions reinvested by stockholders of $63,000.

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance.  We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. We define FFO, consistent with the National Association of Real Estate Investment Trusts (“NAREITs”) definition, as net income, computed in accordance with GAAP, excluding gains (or losses) from sales of property and impairment charges, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.

In addition to FFO, we use modified funds from operations ("Modified Funds from Operations" or "MFFO"), as defined by the Investment Program Association (“IPA”). MFFO excludes from FFO the following items:

(1)	acquisition fees and expenses;
(2)	straight line rent amounts, both income and expense;
(3)	amortization of above or below market intangible lease assets and liabilities;
(4)	amortization of discounts and premiums on debt investments;
(5)	gains or losses from the early extinguishment of debt;
(6)	gains or losses on the extinguishment or sales of hedges, foreign exchange, securities and other derivative holdings except where the trading of such instruments is a fundamental attribute of our operations;
(7)	gains or losses related to fair value adjustments for derivatives not qualifying for hedge accounting, including interest rate and foreign exchange derivatives;
(8)	gains or losses related to consolidation from, or deconsolidation to, equity accounting;
(9)	gains or losses related to contingent purchase price adjustments; and
(10)	adjustments related to the above items for unconsolidated entities in the application of equity accounting.

We believe that MFFO is helpful in assisting management, investors and analysts assess the sustainability of our operating performance, and in particular, after our offering and acquisition stages are complete primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired. Because we are currently in our offering and acquisition stage, we expect that the exclusion of acquisition expense will be our most significant adjustment for the near future, although no acquisition expenses have been incurred for the year ended December 31, 2011. Thus, MFFO provides helpful information relevant to evaluating the Company’s operating performance in periods in which there is no acquisition activity.

In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management's investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Acquisition costs related to business combinations are to be expensed.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management's analysis of the investing and operating performance of our properties.  In addition, it provides investors with information about our operating performance so they can better assess the sustainability of our operating performance after our offering and acquisition stages are completed.  Acquisition expenses include those incurred with our Advisor or third parties. Table 1 presents our calculation of FFO and MFFO for the years ended December 31, 2011 and 2010.

Because we have been raising capital in our Initial Public Offering since our inception, did not commence real estate operations until the end of 2009, made several additional equity investments in 2010 and made no investments in 2011, the results presented in Table 1 below are not directly comparable and should not be considered an indication of our future operating performance. Table 2 presents additional information about our MFFO on a property-level basis and presents our calculation of our pro-rata share of MFFO generated by our indirect equity interest in the properties for the year ended December 31, 2011.

TABLE 1	Year Ended December 31,
	2011	2010
Net Loss(1)	$(4,315,331)	$(2,306,870)
Add:
Pro-rata share of unconsolidated JV depreciation and amortization(2)	1,045,949	1,261,477
FFO	(3,269,382)	(1,045,393)
Add:
Pro-rata share of unconsolidated JV acquisition costs(2)	-	426,211
Acquisition costs per statement of operations	-	362,766
Organizational costs	-	49,931
MFFO	$(3,269,382)	$(206,485)

(1)	The net loss for the year ended December 31, 2011 includes $1,646,818 of excess operating expenses approved by our Board of Directors on March 22, 2011 relating to our total operating expenses for the four fiscal quarters ended December 31, 2009 and the four fiscal quarters ended each quarter thereafter through March 31, 2011.
(2)	This represents our share of depreciation and amortization expense and acquisition costs at the properties that we account for under the equity method of accounting.

TABLE 2	Year Ended December 31, 2011
	Springhouse	Creekside	Meadowmont	Augusta	Hillsboro	Total
Equity (loss) income of unconsolidated JV	$(45,237)	$(18,268)	$(22,166)	$4,691	$7,315	$(73,665)
Pro-rata share of unconsolidated JV depreciation and amortization	383,827	118,009	176,717	230,383	137,013	1,045,949
	338,590	99,741	154,551	235,074	144,328	972,284
Affiliate loan interest, net(1)	(114,608)	-	(8,803)	(135,159)	(87,992)	(346,562)
Asset management and oversight fees	(109,688)	(33,214)	(74,110)	(69,330)	(43,814)	(330,156)
Corporate operating expenses(2)(3)	(971,006)	(157,876)	(733,724)	(987,349)	(714,993)	(3,564,948)

Consolidated MFFO	$(856,712)	$(91,349)	$(662,086)	$(956,764)	$(702,471)	$(3,269,382)

(1)	Affiliate notes payable expected to be paid from proceeds of the equity raise.
(2)	Corporate operating expenses have been allocated amongst our portfolio based on the percentage of our investment in the joint venture to our total investments in joint ventures.
(3)	Corporate operating expenses include $1,646,818 of excess operating expenses approved by our Board of Directors relating to our total operating expenses for the four fiscal quarters ended December 31, 2009 and the four fiscal quarters ended each quarter thereafter through March 31, 2011.

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

•	Directors stock compensation of $68,125 and $56,875 was recognized for the years ended December 31, 2011 and 2010, respectively.
•	Amortization of deferred financing costs paid on behalf of our joint ventures of approximately $10,057 and $35,503 was recognized for years ended December 31, 2011 and 2010, respectively.

Distributions

On January 13, 2011, our Board of Directors declared distributions of $0.00191781 per common share based on daily record dates for the period from January 13, 2011 through March 31, 2011. On March 22, 2011, our Board of Directors declared distributions of $0.00191781 per common share based on daily record dates for the period from April 1, 2011 through June 30, 2011. Additionally, on August 8, 2011, our Board of Directors declared distributions of $0.00191781 per common share based on daily record dates for the period from July 1, 2011 through December 31, 2011. Distributions payable to each stockholder of record were or will be paid in cash on or before the 15th day of the following month. A portion of each distribution may constitute a return of capital for tax purposes. We intend to make regular cash distributions to our stockholders, typically on a monthly basis. As current corporate operating expenses exceed cash flow received from our investments in real estate joint ventures we can make no assurance that our Board of Directors will continue to approve monthly distributions at the current rate; however the recently approved distributions and the distributions paid to date represent an amount that, if paid each month for a 12-month period, would equate to a 7.0% annualized rate based on a purchase price of $10.00 per share.

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

Distributions paid, cash flows from operations and FFO were as follows:

	Distributions Paid
Period	Cash	Reinvested	Total	Cash Flow from Operations	Distributions Declared	FFO
First Quarter 2011	$88,927	$28,113	$117,040	$(18,644)	$117,538	$(2,091,045)
Second Quarter 2011	83,135	46,179	129,314	(510,379)	134,526	(461,662)
Third Quarter 2011	92,101	51,968	144,069	(295,429)	148,402	(419,260)
Fourth Quarter 2011	102,000	61,779	163,779	(227,241)	176,628	(297,415)
Total	$366,163	$188,039	$554,202	$(1,051,693)	$577,094	$(3,269,382)

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

Accounting for Joint Ventures

We analyze our investments in joint ventures to determine if the joint venture is a variable interest entity (a “VIE”) and would require consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIE’s are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets. We continuously re-assesses whether its interest in the managing member LLC is (i) a VIE, and (ii) if the Company is the primary beneficiary of the VIE.

Under the equity method of accounting, our investments in the joint ventures are included on our Consolidated Balance Sheets as a component of “Investments in unconsolidated real estate joint ventures”.

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

Our unconsolidated subsidiaries are primarily engaged in the management and operation of multifamily real estate properties. The equity method of accounting (see Critical Accounting Policies) is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet. Total assets of our unconsolidated subsidiaries were $133.9 million as of December 31, 2011.

Subsequent Events

Status of the Offering

For the period January 1, 2012 through March 2, 2012, we sold approximately 141,379 shares of common stock for gross proceeds of $1,331,168 including issuances through our distribution reinvestment plan.

Distributions Paid

Distributions Declared Daily For Each Day in Month Listed	Date Paid	Total Distribution	Cash Distribution	Dollar amount of Shares Issued pursuant to the distribution reinvestment plan
December 2011	January 3, 2012	$63,178	$38,450	$24,728
January 2012	February 1, 2012	$67,095	$40,637	$26,458
February 2012	March 1, 2012	$66,921	$40,726	$26,195

Distributions Declared

On March 7, 2012, our Board of Directors declared distributions based on daily record dates for the period from April 1, 2012 through July 31, 2012. Distributions payable to each stockholder of record were or will be paid in cash on or before the 15th day of the following month.

Distributions are calculated based on stockholders of record per day during the period at a rate of $0.00191781 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share.

Extension of Meadowmont Affiliate Loan

Pursuant to the terms of that certain Secured Promissory Note Modification Agreement dated January 20, 2012 (the “Meadowmont Modification Agreement”), BEMT Meadowmont, LLC, a wholly-owned subsidiary of Bluerock Enhanced Multifamily Holdings, L.P., of which we are the general partner, extended the maturity date of its $500,000 line of credit (the “Meadowmont Affiliate Loan”) from Bluerock Special Opportunity + Income Fund II, LLC, an affiliate of our sponsor. Under the terms of the Meadowmont Affiliate Loan, BEMT Meadowmont, LLC may borrow, from time to time, up to $500,000, for general working capital. The maturity date of the Meadowmont Affiliate Loan was previously extended to January 20, 2012. The Meadowmont Modification Agreement extends the maturity date of the Meadowmont Affiliate Loan to July 20, 2012. All other terms of the Meadowmont Affiliate Loan remain unchanged.

Extension of Augusta Affiliate Loan

Pursuant to the terms of that certain Secured Promissory Note Modification Agreement dated February 28, 2012 (the “Augusta Modification Agreement”), BEMT Augusta, LLC, a wholly-owned subsidiary of Bluerock Enhanced Multifamily Holdings, L.P., of which we are the general partner, extended the maturity date of its $1,931,484.17 affiliate loan (the “Augusta Affiliate Loan”) from Bluerock Special Opportunity + Income Fund II, LLC, an affiliate of our sponsor. The Augusta Affiliate Loan is related to our investment in the joint venture through which it acquired the 240-unit multifamily community known as the Estates at Perimeter (formerly known as St. Andrews Apartments) located in Augusta, Georgia. The maturity date of the Augusta Affiliate Loan was previously extended from February 28, 2011 to August 31, 2011 and again from August 31, 2011 to February 28, 2012. The Augusta Modification Agreement further extends the maturity date of the Augusta Affiliate Loan from February 28, 2012 to August 31, 2012. All other terms of the Augusta Affiliate Loan remain unchanged.

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

None

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2011, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2011, the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting, as of December 31, 2011, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Sponsor’s Agreement to Provide Us Financial Support and to Defer Payment of Certain Fees

On March 13, 2012, our sponsor, Bluerock Real Estate, LLC, confirmed its agreement to provide financial support to us sufficient for us to satisfy all of our obligations and debt service requirements as they come due until at least January 1, 2013 and will satisfy, on a timely basis, all of our liabilities and obligations that we are unable to satisfy when due from March 13, 2012, through and including January 1, 2013. In addition, our sponsor has agreed to defer payment of current year property and asset management fees and operating expenses that are allocated to us, acquisition fees, property and asset management fees and other costs, and operating expenses which have been accrued as of December 31, 2011, and offering costs advanced on our behalf. In addition, our sponsor, which has management control of the affiliates that are lenders to us, has the authority to extend and will extend the notes beyond December 31, 2012, depending on our ability to repay those obligations.

Declaration of Distribution

On November 7, 2011, our Board of Directors authorized distributions payable to the stockholders of record each day for January 1, 2012 through March 31, 2012. Distributions payable to each stockholder of record will be paid in cash on or before the 15th day of the following month. The declared distributions equal a daily amount of $0.00191781 per share of common stock. If this rate were paid each day for a 365-day period, it would equal a 7% annualized rate based on a purchase price of $10.00 per share. A portion of each distribution may constitute a return of capital for tax purposes.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Executive Officers and Directors

The individuals listed as our executive officers below also serve as officers and employees of our Advisor. As executive officers of the Advisor, they manage our day-to-day affairs and carry out the directives of our Board of Directors in the review, selection and recommendation of investment opportunities, and operating our acquisitions and monitoring the performance of those acquisitions to ensure that they are consistent with our investment objectives. The duties our executive officers perform on our behalf, on the other hand, will not involve the review, selection and recommendation of investment opportunities, but rather the performance of corporate governance activities on our behalf that require the attention of one of our corporate officers, including signing certifications required under Sarbanes-Oxley Act of 2002, as amended, for filing with the our periodic reports. All of the individuals listed below as our directors have terms expiring on the date of the 2012 annual meeting or until his or her successor is elected and qualified.

Name*	Age**	Position	Year First Became Director
R. Ramin Kamfar	48	Chairman of the Board and Chief Executive Officer	2008
James G. Babb, III	47	President, Chief Investment Officer and Director	2008
Jordan B. Ruddy	49	Senior Vice President and Chief Operating Officer	N/A
Jerold E. Novack	56	Senior Vice President and Chief Financial Officer	N/A
Michael L. Konig	51	Senior Vice President, Secretary and General Counsel	N/A
Brian D. Bailey	45	Independent Director	2009
I. Bobby Majumder	43	Independent Director	2009
Romano Tio	52	Independent Director	2009

* The address of each executive officer and director listed is Heron Tower, 70 East 55th Street, 9th Floor, New York, New York 10022.

** As of March 2, 2012.

R. Ramin Kamfar, Chairman of the Board and Chief Executive Officer. Mr. Kamfar serves as our Chairman of the Board and Chief Executive Officer, and is the Chief Executive Officer of our Advisor. He has also served as the Chairman and Chief Executive Officer of Bluerock Real Estate, LLC (“Bluerock”) since its inception in October 2002. Mr. Kamfar has approximately 20 years of experience in building operating companies, and in various aspects of real estate, mergers and acquisitions, private equity investing, investment banking, public and private financings, and retail operations.

From 1988 to 1993, Mr. Kamfar worked as an investment banker at Lehman Brothers Inc., New York, New York, where he specialized in mergers and acquisitions, corporate finance and private placements. From 1993 to 2002, Mr. Kamfar was the CEO and Chairman of New World Restaurant Group, Inc. (now known as Einstein Noah Restaurant Group, Inc (NASDAQ: BAGL)), a company he founded and grew through a consolidation and turnaround of several companies to approximately 800 locations and $400 million in gross revenues and a portfolio of brands which included Einstein Bros. ® and Noah’s NY Bagels ®. From 1999 to 2002, Mr. Kamfar served as an active investor, advisor and member of the Board of Directors of Vsource, Inc., a technology company subsequently sold to Symphony House (KL: SYMPHNY), a leading business process outsourcing company focused on the Fortune 500 and Global 500. Mr. Kamfar received an M.B.A. degree with distinction in Finance in 1988 from The Wharton School of the University of Pennsylvania, located in Philadelphia, Pennsylvania, and a B.S. degree with distinction in Finance in 1985 from the University of Maryland located in College Park, Maryland.

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

Item 11. Executive Compensation

Compensation of Executive Officers

We are externally managed by our Advisor and have no employees; therefore, we do not pay compensation directly to our named executive officers. Pursuant to our advisory agreement we pay our Advisor certain fees and reimburse certain expenses. See “Certain Transactions with Related Persons” below. Included in the expenses for which we reimburse our Advisor are compensation reimbursements for the portion of certain of our named executive officers’ salaries and benefits allocated to us for their services related to our operations. We do not reimburse compensation expenses to the extent such individuals perform services in transactions for which our Advisor receives an acquisition fee, origination fee or disposition fee.

For the years ended December 31, 2011, 2010 and 2009, we are obligated to reimburse our Advisor for compensation amounts it paid to our Chief Financial Officer and Chief Operating Officer for services rendered on our behalf. The amounts we are obligated to reimburse to our Advisor for compensation paid to our Chief Financial Officer and Chief Operating Officer were less than $100,000, and since we reimbursed no amounts related to our Chief Executive Officer’s compensation, as a smaller reporting company we have omitted a discussion of compensation paid to our executive officers. To the extent necessary to discharge any board responsibilities in the future relating to compensation of our executives, our board intends to appoint a compensation committee composed of our independent directors. Officers will be eligible for awards under our Incentive Plan, however, we currently do not intend to grant any such awards, and no awards have been granted to our executive officers under our Incentive Plan.

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

We have provided below certain information regarding compensation earned by and paid to our directors during fiscal year 2011.

Name	Fees Earned or Paid in Cash in 2011(1)	Restricted Stock Awards(2)	Total
Brian D. Bailey	$34,500	$20,000	$54,500
I. Bobby Majumder	34,500	20,000	54,500
Romano Tio	34,500	20,000	54,500
R. Ramin Kamfar(3)	-	-	-
James G. Babb, III(3)	-	-	-

(1)	Includes seven $1,000 payments related to joint Board of Directors/audit committee teleconference meetings held during 2011, one $2,500 payment for the board meeting attended, and the $25,000 annual retainer paid in 2011, which retainer also compensated for services to be rendered in 2012 in the amount of $8,333.

(2)	Value of vested portion of October 15, 2009, March 15, 2010 and August 8, 2011 restricted stock grants as of March 2, 2012.
(3)	Directors who are also our executive officers do not receive compensation for services rendered as a director.

We pay each of our independent directors:

•	an annual retainer of $25,000;
•	$2,500 for each board meeting attended;
•	$2,000 for each committee meeting attended; and
•	$1,000 for each teleconference meeting of the board or any committee.

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

Stock Ownership

The following table sets forth the beneficial ownership of our common stock as of March 2, 2012, for each person or group that holds more than 5% of our common stock, for each director and executive officer and for our directors and executive officers as a group:

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of All Shares
R. Ramin Kamfar(3)	24,089	2.16%
James G. Babb, III	-	-
Jordan B. Ruddy	-	-
Jerold E. Novak	-	-
Michael L. Konig	-	-
Brian D. Bailey	10,917	0.98
I. Bobby Majumder	10,300	0.92
Romano Tio	10,344	0.93
All directors and executive officers as a group	55,650	4.99%

(1)	The address of each beneficial owner listed is Heron Tower, 70 East 55th Street, 9th Floor, New York, New York 10022.
(2)	None of the shares are pledged as security.
(3)	As of March 2, 2012, BER Holdings, LLC owned 23,089 shares of our common stock, all of which is issued and outstanding stock, and our Advisor owned 1,000 shares of convertible stock, all of which is issued and outstanding. Our Advisor is controlled by BER Holdings, LLC, which is controlled by Mr. Kamfar. Thus, Mr. Kamfar has the power to direct how BER Holdings, LLC votes its shares of common stock.

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

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan, as of December 31, 2011:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	-	-	1,970,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,970,000

We have granted each of our independent directors 5,000 shares of restricted stock as of the commencement of the Initial Public Offering on October 15, 2009, and 2,500 shares of restricted stock as of their reelection to the Board of Directors on March 15, 2010 and again on August 8, 2011. The restricted stock vests as to 20% of the shares on the date of grant and as to 20% of the shares on each of the first four anniversaries of the date of the grant thereafter.

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

Certain Transactions with Related Persons

As described further below, we have entered into agreements with certain affiliates pursuant to which they will provide services to us. Our independent directors have reviewed the material transactions between our affiliates and us since the beginning of 2011 as well as any such currently proposed transactions. Set forth below is a description of such transactions and the independent directors’ determination of their fairness.

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

Our Advisor is subject to the supervision of our Board of Directors and only has such authority as we may delegate to it as our agent. The Advisory Agreement had an initial term of one year, expiring October 14, 2011, and was renewable for an unlimited number of successive one-year periods upon the mutual consent of our Advisory and us. On October 14, 2011, we renewed the Advisory Agreement with the Advisor, extending the Advisory Agreement through October 14, 2012. The advisory agreement may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and us. Additionally, either party may terminate the advisory agreement without penalty upon 60 days’ written notice and, in such event, our Advisor must cooperate with us and our directors in making an orderly transition of the advisory function. We have compensated our Advisor pursuant to the advisory agreement as set forth below.

Our Advisor or its affiliates may pay some of our organization and offering costs (other than selling commissions and dealer manager fees) incurred in connection with our ongoing public offering, including our legal, accounting, printing, mailing and filing fees. We reimburse our Advisor for these costs, but only to the extent that the reimbursement would not cause selling commissions, the dealer manager fee and other organization and offering expenses borne by us to exceed 15% of the gross offering proceeds of our ongoing Initial Public Offering. In addition, our Advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by us in the offering exceed 15% of gross offering proceeds. As of December 31, 2011, approximately $2.97 million of organizational and offering costs have been incurred on our behalf. We are liable to reimburse these costs only to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Initial Public Offering. When recorded by us, organizational costs are expensed and third-party offering costs are charged to shareholders’ equity. Organizational and offering costs will be reimbursed from the gross proceeds of the offering. As of December 31, 2011, approximately $49,931 of organizational costs have been expensed in 2010 and were included in general and administrative expense and approximately $2.26 million of offering costs have been charged to shareholders equity.

We incur acquisition fees payable to our Advisor equal to 1.75% of the cost of our acquired investments, including acquisition expenses and any debt attributable to such investments. With respect to investments in and originations of loans, in lieu of an acquisition fee we pay our Advisor an origination fee equal to 1.75% of the amount funded by us to acquire or originate mortgage, mezzanine, bridge or other loans, including any expenses related to such investment and any debt we use to fund the acquisition or origination of the loan. Acquisition and origination fees relate to services provided in connection with the selection and acquisition or origination of real estate and real estate-related investments. For the year ended December 31, 2011, we incurred no acquisition fees as no properties were purchased. Acquisition fees totaled approximately $362,766 and $191,953, respectively for the years ended December 31, 2010 and 2009, which were expensed when incurred. We paid no origination fees during the periods.

In addition to acquisition and origination fees, we reimburse our Advisor for amounts that it pays in connection with the selection, acquisition or development of a property or the selection and acquisition or origination of a real estate-related investment, whether or not we ultimately acquire the asset. From January 1, 2011 through December 31, 2011, our Advisor and its affiliates did not incur any such costs.

For asset management services, we pay our advisor a monthly fee equal to one-twelfth of 1.0% of the higher of the cost or value of each asset, where cost excludes acquisition fees and expenses but includes any debt attributable to the asset, as well as any costs we expend to develop, construct or improve an asset and where value is the fair market value established by an independent valuation report. However, 50% of the asset management fee will not be payable until stockholders have received distributions in an amount equal to at least a 6.0% per annum cumulative, non-compounded return. As of June 1, 2010, we had satisfied this requirement and 100% of the asset management fee is payable. Asset management and oversight fees totaled approximately $330,156, $223,436 and $9,140, respectively for the years ended December 31, 2011, 2010 and 2009 and were expensed when incurred.

Under our advisory agreement our Advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our Advisor’s overhead, such as rent, employee costs, utilities and information technology costs. We do not, however, reimburse our Advisor for personnel costs in connection with services for which our Advisor receives acquisition, origination or disposition fees or for personnel costs related to the salaries of our executive officers. Our charter limits our total operating expenses at the end of four preceding fiscal quarters to the greater of (A) 2% of our average invested assets, or (B) 25% of our net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period unless a majority or our independent directors determines that such expenses were justified based on unusual and non-recurring factors. From January 1, 2009 through March 31, 2011, the Advisor and its affiliates incurred approximately $677,415 of operating expenses on our behalf. Due to the limitations discussed above and because operating expenses incurred directly by us have exceeded the 2% threshold the amount due to the Advisor had not been recorded on our income statement as of December 31, 2010. Further, $973,607 had been recorded as a receivable from the Advisor as of December 31, 2010 for the excess operating expenses over the 2% threshold. Our Board of Directors, including all of its independent directors, reviewed the total operating expenses for the four fiscal quarters ended December 31, 2009 (and the four fiscal quarters ended each quarter after) and an estimate of our total operating expenses for the four fiscal quarters to end March 31, 2011 and unanimously determined the excess amount to be justified because of the costs of operating a public company in its early stage of operation. Upon approval of these costs on March 22, 2011, $1,646,818 of these costs were expensed and $677,415 became a liability to us, payable to our Advisor and its affiliates. As the Board of Directors has previously approved such expenses, all 2011 operating expenses have been and will be expensed as incurred. As of December 31, 2011, $4,204 has been reimbursed to the Advisor and the Advisor has agreed to defer further repayment of these costs until a later date.

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

Sponsor’s Agreement to Provide Us Financial Support and to Defer Payment of Certain Fees

On March 13, 2012, our sponsor, Bluerock Real Estate, LLC, confirmed its agreement to provide financial support to us sufficient for us to satisfy all of our obligations and debt service requirements as they come due until at least January 1, 2013 and will satisfy, on a timely basis, all of our liabilities and obligations that we are unable to satisfy when due from March 13, 2012, through and including January 1, 2013. In addition, our sponsor has agreed to defer payment of current year property and asset management fees and operating expenses that are allocated to us, acquisition fees, property and asset management fees and other costs, and operating expenses which have been accrued as of December 31, 2011, and offering costs advanced on our behalf. In addition, our sponsor, which has management control of the affiliates that are lenders to us, has the authority to extend and will extend the notes beyond December 31, 2012, depending on our ability to repay those obligations.

Transition to Affiliated Dealer Manager

On July 5, 2011, we provided our former dealer manager, Select Capital Corporation (“Select Capital”), with notice that it considers the Dealer Manager Agreement with Select Capital entered into on October 15, 2009 to have been terminated, effective immediately. In addition, on July 5, 2011, we entered into a dealer manager agreement with Bluerock Capital Markets, LLC (“Bluerock Capital Markets”), our affiliate, pursuant to which it assumed dealer manager responsibilities for the remainder of the Initial Public Offering. The dealer manager is responsible for marketing the Company’s shares in the Initial Public Offering.

Affiliate Loans

In connection with our investment in the Springhouse joint venture, on December 3, 2009, BEMT Springhouse LLC, a wholly-owned subsidiary of our operating partnership (“BEMT Springhouse”), entered into a loan agreement with Bluerock Special Opportunity + Income Fund (“BEMT Co-Investor”) pursuant to which BEMT Springhouse borrowed $2.8 million (the “BEMT Co-Investor Springhouse Loan”). The BEMT Co-Investor Springhouse Loan initially had a six-month term, maturing June 3, 2010, which was subsequently extended to December 3, 2010 and again to June 3, 2011, and again to December 3, 2011.  On December 3, 2011, BEMT Springhouse entered into a Secured Promissory Note Modification Agreement (the “Springhouse Agreement”) with BEMT Co-Investor to extend the maturity date of the BEMT Co-Investor Springhouse Loan for an additional six-month period, to June 3, 2012. A partial repayment in the amount of $1.1 million was made on June 23, 2010. An additional partial repayment in the amount of $1.0 million was made on December 29, 2011. It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. For the years ended December 31, 2011 and 2009, the interest rate on the BEMT Co-Investor Springhouse Loan was 7.00%. Interest on the loan will be paid on a current basis from cash flow distributed to us from BR Springhouse Managing Member, LLC (the “Springhouse Managing Member JV Entity”). The BEMT Co-Investor Springhouse Loan is secured by a pledge of our indirect membership interest in the Springhouse property and a pledge of BEMT Springhouse’s membership interest in the Springhouse Managing Member JV Entity.

In connection with our investment in the Meadowmont joint venture, on January 20, 2011, BEMT Meadowmont, LLC, a wholly owned subsidiary of our operating partnership (“BEMT Meadowmont”) entered into an agreement with Bluerock Special Opportunity + Income Fund II, an affiliate of the Company’s sponsor (“SOIF II”) for a line of credit represented by a promissory note (the “Note”). Under the terms of the Note, BEMT Meadowmont was authorized to borrow, from time to time, up to $500,000, for general working capital (the “BEMT Co-Investor II Meadowmont Loan”). The BEMT Co-Investor II Meadowmont Loan had a six-month term, maturing on July 20, 2011, was subsequently extended to January 20, 2012 and again to July 20, 2012. It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. Interest on the loan was paid on a current basis from cash flow distributed to us from BR Meadowmont JV Member, LLC (the “Meadowmont JV Member”). The BEMT Co-Investor II Meadowmont Loan was secured by a pledge of our indirect membership interest in the Meadowmont Property and a pledge of our direct membership interest in the Meadowmont JV Member. The BEMT Co-Investor II Meadowmont Loan plus accrued interest was paid in full on November 22, 2011.

In connection with our investment in the Augusta joint venture, on September 1, 2010, BEMT Augusta LLC, a wholly owned subsidiary of our operating partnership (“BEMT Augusta”), entered into a loan agreement with BEMT Co-Investor pursuant to which it borrowed $1.9 million (the “BEMT Co-Investor Augusta Loan”), in connection with the Augusta Property closing. The BEMT Co-Investor Augusta Loan initially had a six-month term with a three month extension. The initial maturity date was February 28, 2011, and was subsequently extended to August 31, 2011. On August 31, 2011, BEMT Augusta entered into a Secured Promissory Note Modification Agreement (the “Augusta Agreement”) with BEMT Co-Investor II to further extend the maturity date of the BEMT Co-Investor II Augusta Loan for an additional six-month period from August 31, 2011 to February 28, 2012 and again to August 28, 2012. The BEMT Co-Investor II Augusta Loan may be prepaid without penalty. It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. For the year ended December 31, 2011, the interest rate on the BEMT Co-Investor II Augusta Loan was 7.00%. Interest on the BEMT Co-Investor II Augusta Loan will be paid on a current basis from cash flow distributed to us from the Augusta Managing Member JV Entity. The BEMT Co-Investor Augusta Loan is secured by a pledge of our indirect membership interest in the Augusta property and a pledge of BEMT Augusta’s membership interest in the Augusta Managing Member JV Entity.

In connection with our investment in the Hillsboro joint venture, on September 30, 2010, BEMT Hillsboro, LLC, a wholly owned subsidiary of our operating partnership (“BEMT Hillsboro”), entered into a loan agreement with BEMT Co-Investor II pursuant to which it borrowed $1.3 million (the “BEMT Co-Investor II Hillsboro Loan”).  The BEMT Co-Investor II Hillsboro Loan had a six-month term with a three month extension. The initial maturity date was March 31, 2011, and was subsequently extended to September 30, 2011. On September 30, 2011, BEMT Hillsboro entered into a Secured Promissory Note Modification Agreement (the “Hillsboro Agreement”) with BEMT Co-Investor II to further extend the maturity date of the BEMT Co-Investor II Hillsboro Loan for an additional six-month period to March 31, 2012. The BEMT Co-Investor II Hillsboro Loan may be prepaid without penalty.  It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized.  Interest on the loan will be paid on a current basis from cash flow distributed to us from the Hillsboro Managing Member JV Entity. The BEMT Co-Investor II Hillsboro Loan is secured by a pledge of our indirect membership interest in the Hillsboro property and a pledge of BEMT Hillsboro’s membership interest in the Hillsboro Managing Member JV Entity.

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

The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by KPMG, LLP for the years ended December 31, 2011 and 2010, and Freedman & Goldberg (“F&G”) for the year ended December 31, 2010, are set forth in the table below:

	2011	2010
Audit fees
KPMG	$167,300	$95,000
F&G	48,655	85,440
Audit-related fees
KPMG	-	-
F&G	12,487	97,560
Tax fees
KPMG	39,028	-
F&G	1,252	-
All other fees	-	-
Total	$268,722	$278,000

For purposes of the preceding table professional fees are classified as follows:

•	Audit fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by the independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.

•	Audit-related fees – These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.
•	Tax fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.
•	All other fees – These are fees for any services not included in the above-described categories.

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

Date: March 13, 2012	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

Date: March 13, 2012	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date: March 13, 2012	/s/ Jerold E. Novack
Jerold E. Novack
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 13, 2012	/s/ Brian D. Bailey
Brian D. Bailey
Director

Date: March 13, 2012	/s/ I. Bobby Majumder
I. Bobby Majumder
Director

Date: March 13, 2012	/s/ Romano Tio
Romano Tio
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Bluerock Enhanced Multifamily Trust, Inc.

We have audited the accompanying consolidated balance sheets of Bluerock Enhanced Multifamily Trust, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bluerock Enhanced Multifamily Trust, Inc. and subsidiaries as of December 31, 2011 and 2010 and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG, LLP

Indianapolis, Indiana

March 13, 2012

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluerock Enhanced Multifamily Trust, Inc. as of December 31, 2009, and the consolidated results of its operations and its cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Freedman & Goldberg, CPAs, PC

Farmington Hills, MI

March 31, 2010

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2011	December 31, 2010
ASSETS
Investments in unconsolidated real estate joint ventures	$5,387,147	$6,301,860
Cash and cash equivalents	420,570	125,237
Due from affiliates	-	524,248
Other assets	109,165	82,679
Total Assets	$5,916,882	$7,034,024

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Notes payable to affiliates	$3,834,578	$4,834,578
Accounts payable	119,899	219,686
Other accrued liabilities	471,927	261,495
Due to affiliates	1,791,440	-
Distributions payable	63,178	40,286
Total Liabilities	6,281,022	5,356,045

Commitments and contingencies (Note 9)
Redeemable common stock	20,745	63,334

Stockholders’ Equity
Preferred stock, $0.01 par value, 250,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 749,999,000 shares authorized; 1,113,968 and 677,618 shares issued and outstanding as of December 31, 2011 and December 31, 2010, respectively	11,140	6,776
Nonvoting convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding	10	10
Additional paid-in-capital, net of costs	7,475,175	4,586,644
Cumulative distributions and net losses	(7,871,210)	(2,978,785)
Total Stockholders’ (Deficit) Equity	(384,885)	1,614,645
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$5,916,882	$7,034,024

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2011	2010	2009
Expenses
Asset management and oversight fees to affiliates	$330,156	$223,436	$9,140
Acquisition costs to affiliates	-	362,766	191,953
General and administrative	3,564,948	314,691	45,391
Total Expenses	3,895,104	900,893	246,484
Other operating activities
Equity loss of unconsolidated joint ventures	(73,665)	(1,147,224)	(177,117)
Operating Loss	(3,968,769)	(2,048,117)	(423,601)
Interest expense, net	(346,562)	(258,753)	(15,320)
Net Loss	$(4,315,331)	$(2,306,870)	$(438,921)

Basic and Diluted Loss Per Common Share	$(5.34)	$(6.95)	$(17.28)

Weighted Average Common Shares Outstanding	809,304	333,701	25,405

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Cumulative Distributions	Net Loss	Total Stockholders’ (Deficit) Equity
Balance, January 1, 2009	1,000	$10	22,200	$222	$200,769	$-	$-	$201,001
Issuance of restricted stock, net	-	-	15,000	150	36,100	-	-	36,250
Deferred offering costs	-	-	-	-	(14,138)	-	-	(14,138)
Net loss	-	-	-	-	-	-	(438,921)	(438,921)
Balance, December 31, 2009	1,000	10	37,200	372	222,731	-	(438,921)	(215,808)
Issuance of restricted stock, net	-	-	7,500	75	56,800	-	-	56,875
Issuance of common stock, net	-	-	632,918	6,329	4,370,447	-	-	4,376,776
Transfers to redeemable common stock	-	-	-	-	(63,334)	-	-	(63,334)
Distributions declared	-	-	-	-	-	(232,994)	-	(232,994)
Net loss	-	-	-	-	-	-	(2,306,870)	(2,306,870)
Balance at December 31, 2010	1,000	10	677,618	6,776	4,586,644	(232,994)	(2,745,791)	1,614,645
Issuance of restricted stock, net	-	-	7,500	75	68,050	-	-	68,125
Issuance of common stock, net	-	-	435,575	4,352	3,033,185	-	-	3,037,537
Redemptions of common stock	-	-	(6,725)	(63)	63	-	-	-
Transfers to redeemable common stock	-	-	-	-	(212,767)	-	-	(212,767)
Distributions declared	-	-	-	-	-	(577,094)	-	(577,094)
Net loss	-	-	-	-	-	-	(4,315,331)	(4,315,331)
Balance at December 31, 2011	1,000	$10	1,113,968	$11,140	$7,475,175	$(810,088)	$(7,061,122)	$(384,885)

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net loss	$(4,315,331)	$(2,306,870)	$(438,921)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity loss of unconsolidated joint ventures	73,665	1,147,224	177,117
Distributions from unconsolidated real estate joint ventures	904,949	392,013	-
Share-based compensation attributable to director’s stock compensation plan	68,125	56,875	36,250
Increase (decrease) in due to affiliates	2,144,589	(542,529)	18,281
Decrease in other assets	(1,758)	(82,679)	-
Decrease in accounts payable and other accrued liabilities	74,068	465,861	15,320
Net cash used in operating activities	(1,051,693)	(870,105)	(191,953)

Cash flows from investing activities:
Investment in unconsolidated real estate joint ventures	(63,901)	(5,455,647)	(2,562,567)
Net cash used in investing activities	(63,901)	(5,455,647)	(2,562,567)

Cash flows from financing activities:
Distributions on common stock	(366,163)	(129,374)	-
Proceeds from notes payable	150,000	5,086,713	2,754,520
Repayment on notes payable	(1,150,000)	(3,006,655)	-
Issuance of common stock, net	2,840,424	4,313,442	-
Payments to redeem common stock	(63,334)	-	-
Payment of offering costs	-	-	(14,138)
Net cash provided by financing activities	1,410,927	6,264,126	2,740,382

Net increase (decrease) in cash and cash equivalents	295,333	(61,626)	(14,138)
Cash and cash equivalents at beginning of period	125,237	186,863	201,001
Cash and cash equivalents at end of period	$420,570	$125,237	$186,863

Supplemental Disclosure of Cash Flow Information – Interest Paid	$358,368	$262,864	$-

Supplemental Disclosure of Noncash Transactions:
Distributions payable	$63,178	$40,286	$-
Redemptions payable	$192,022	$-	$-
Distributions to common stockholders through common stock issuances pursuant to the distribution reinvestment plan including $24,728 declared but not yet reinvested in 2011	$212,767	$63,334	$-
Receivable for common stock issuances pursuant to the distribution reinvestment plan	$(24,728)	$-	$-

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business

Bluerock Enhanced Multifamily Trust, Inc. (the “Company”) was incorporated on July 25, 2008 under the laws of the state of Maryland. The Company has elected to be treated, and currently qualifies, as a real estate investment trust or REIT for Federal income tax purposes. The Company was incorporated to raise capital and acquire a diverse portfolio of residential real estate assets. Our day-to-day operations are managed by Bluerock Enhanced Multifamily Advisor, LLC, or our Advisor, under an advisory agreement. The advisory agreement has a one-year term expiring October 14, 2012, and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and us. The use of the words “we,” “us” or “our” refers to Bluerock Enhanced Multifamily Trust, Inc. and its subsidiary Bluerock Enhanced Multifamily Holdings, L.P., or our operating partnership, except where the context otherwise requires.

On August 22, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of its common stock in a primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers and up to $285,000,000 in shares pursuant to its distribution reinvestment plan at $9.50 per share (the “Initial Public Offering”). The Securities and Exchange Commission (“SEC”) declared the Company’s registration statement effective on October 15, 2009. As of May 20, 2010, the Company had received gross offering proceeds sufficient to satisfy the minimum offering amount for the Initial Public Offering. Accordingly, the Company broke escrow with respect to subscriptions received from all states in which the shares are currently being offered. As of December 31, 2011, the Company had accepted aggregate gross offering proceeds of $10,339,123. Also as of December 31, 2011, the Company had redeemed 6,725 shares sold in the Initial Public Offering for $63,334.

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

The Initial Public Offering was suspended from November 17, 2010 until March 2, 2011 in connection with the Company’s determination to restate certain of its financial statements. These restatements, which were filed on January 19, 2011, resulted in unanticipated costs in the form of accounting, legal fees, and similar professional fees, in addition to the time and attention of the Company’s Chief Financial Officer and members of its accounting team in preparing the restatements. The Company’s current corporate operating expenses exceed the cash flow received from its investments in real estate joint ventures. If the rate at which the Company raises offering proceeds does not improve significantly, its general and administrative costs will remain higher relative to the size of the Company’s portfolio, its portfolio may not be as diversified as it would be otherwise and the Company may need to seek additional sources of funding to address short and long term liquidity requirements. To the extent cash on hand is not sufficient to meet the Company’s short-term liquidity requirements it expects to utilize credit facilities obtained from affiliates or unaffiliated third parties. The Company’s Sponsor has also agreed to defer payment of asset management fees, acquisition fees and operating and offering costs advanced on its behalf and current year reimbursable operating expenses through 2012 as well as to fund any remaining cash shortfall, as necessary. In addition, as the Company’s sponsor has management control of the affiliates that are lenders to us and thus have the authority to extend the notes that have maturities in 2012; it has committed to extend such notes based on the Company’s ability to repay those obligations. The notes obtained from the Company’s affiliates, Augusta, Springhouse, Hillsboro and Meadowmont were all extended in 2011.

If the Company has not sold all of the shares in this offering by October 15, 2012, the Company intends to extend the primary offering by an additional six months by filing a registration statement to register a follow-on offering of shares of its common stock prior to October 15, 2012. By filing a registration statement for a follow-on offering prior to October 15, 2012, the Company would be able to continue selling shares of common stock with the same terms and conditions pursuant to that registration statement following April 15, 2013. There is no assurance that the follow-on offering will become effective and to the extent our follow-on offering does not become effective we would not be able to sell securities beyond April 15, 2013. To the extent the Company cannot sell shares of common stock to raise capital after its current offering ends, the Company would need to seek alternative financing arrangements to continue our operations and investment activities. The Company can make no assurances that it will be able to secure alternative financing arrangements if that becomes necessary.

The Company intends to use substantially all of the net proceeds from the Initial Public Offering to invest in a diverse portfolio of real estate and real estate-related assets. As of December 31, 2011, the Company owned, through joint venture partnerships, five multifamily real estate properties discussed in detail in Note 3 – Investments in Real Estate.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. At the property level these estimates include such items as purchase price allocation of real estate acquisitions, impairment of long-lived assets, depreciation and amortization and allowance for doubtful accounts. Actual results could differ from those estimates.

Joint Ventures

The Company analyzes its investments in joint ventures to determine if the joint venture is a variable interest entity (a “VIE”) and would require consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIE’s are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets. The Company continuously re-assesses whether the managing member LLC is (i) a VIE, and (ii) if the Company is the primary beneficiary of the VIE. If it was determined an interest in the joint venture qualified as a VIE and the Company was the primary beneficiary it would be consolidated.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value. There are no restrictions on the use of the Company’s cash as of December 31, 2011.

Concentration of Credit Risk

The Company maintains cash balances with high quality financial institutions and periodically evaluates the creditworthiness of such institutions and believes that the Company is not exposed to significant credit risk. Cash balances may be in excess of the amounts insured by the Federal Deposit Insurance Corporation.

Deferred Financing Fees

Deferred financing fees, paid by the Company on behalf of its joint ventures, are recorded at cost within investments in unconsolidated real estate joint ventures and are amortized to equity in loss of unconsolidated joint ventures using a straight-line method that approximates the effective interest method over the life of the related joint venture debt.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provisions of the Stock Compensation Topic of the FASB ASC. This topic established a fair value based method of accounting for stock-based compensation and requires the fair value of stock-based compensation awards to amortize as an expense over the vesting period.

Distribution Policy

The Company has elected to be taxed as a REIT, to operate as a REIT and has qualified since its taxable year ending December 31, 2010. To maintain its qualification as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its REIT annual taxable income (excluding net capital gains and income from operations or sales through a taxable REIT subsidiary, or TRS). The Company expects to authorize and declare daily distributions that will be paid on a monthly basis.

Distributions to stockholders will be determined by the Company’s Board of Directors and will be dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain our status as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) and other considerations as our Board of Directors may deem relevant.

Related Party Transactions

Pursuant to the Advisory Agreement, the Company is obligated to pay the Advisor specified fees upon the provision of certain services related to, the investment of funds in real estate and real estate-related investments, management of our investments and for other services (including, but not limited to, the disposition of investments). The Company is also obligated to reimburse the Advisor for organization and offering costs incurred by the Advisor on our behalf, and is obligated to reimburse the Advisor for acquisition and origination expenses and certain operating expenses incurred on our behalf or incurred in connection with providing services to us. The Company records all related party fees as incurred, subject to any limitations described in the Advisory Agreement.

Selling Commissions and Dealer Manager Fees

The Company pays the dealer manager up to 7% and 2.6% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid with respect to certain volume discount sales. No sales commission or dealer manager fee is paid with respect to shares issued through the distribution reinvestment plan. The dealer manager may re-allow all or a portion of sales commissions earned to participating broker-dealers. The dealer manager may re-allow, in its sole discretion, to any participating broker-dealer a portion of its dealer manager fee as a marketing fee. For the years ended December 31, 2011 and 2010, the Company has incurred $958,386 and $565,629, respectively, of selling commissions and dealer manager fees. For the year ended December 31, 2009, the Company had incurred no selling commissions and dealer manager fees as the minimum number of shares of common stock had not been issued.

Acquisition and Origination Fees

The Company pays the Advisor an acquisition fee equal to 1.75% of the cost of investments acquired, including acquisition expenses and any debt attributable to such investments. With respect to investments in and originations of loans, the Company pays an origination fee equal to 1.75% of the amount funded by us to acquire or originate mortgage, mezzanine, bridge or other loans, including any expenses related to such investments and any debt the Company uses to fund the acquisition or origination of these loans. The Company does not pay an acquisition fee with respect to investments in loans. For the year ended December 31, 2011, the Company incurred no acquisition fees as no properties were purchased and for the years ended December 31, 2010 and 2009, the Company had incurred approximately $362,766 and $191,953, respectively, of acquisition fees.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Asset Management Fee

With respect to investments in real estate, the Company pays the Advisor a monthly asset management fee equal to one-twelfth of 1% of the amount paid or allocated to acquire the investment excluding acquisition fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment. For the years ended December 31, 2011, 2010 and 2009 the Company had incurred approximately $330,156, $223,436 and $9,140, respectively, of asset management fees.

Financing Fee

The Company pays the Advisor a financing fee equal to 1% of the amount, under any loan or line of credit, made available to us. For the year ended December 31, 2011, the Company incurred no financing fees and for the years ended December 31, 2010 and 2009, incurred $75,000 and $44,000, respectively, of financing fees.

Independent Director Compensation

The Company pays each of its independent directors an annual retainer of $25,000. In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each board meeting attended, (ii) $2,000 for each committee meeting attended, (iii) $1,000 for each teleconference board meeting attended, and (iv) $1,000 for each teleconference committee meeting attended. All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. In addition 5,000 shares of restricted stock were granted upon initial election to the board and 2,500 shares of restricted stock will be granted upon re-election to the board. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 7, “Related Party Transactions.”

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and has qualified since the taxable year ended December 31, 2010. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income. If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distribution to stockholders. However, the Company intends to continue to organize and operate in such a manner as to remain qualified for treatment as a REIT.

For the years ended December 31, 2011 and 2010 all distributions received by the shareholders were classified as return of capital for tax purposes due to the net loss recorded by the Company.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ending December 31, 2011 and 2010. As of December 31, 2011, returns for the calendar years 2008 through 2010 remain subject to examination by major tax jurisdictions. Management has considered all positions taken on the 2008 through 2010 tax returns (where applicable) and those positions expected to be taken on the 2011 tax returns.

Reportable Segment

The Company’s current business consists of investing in and operating multifamily communities. Substantially all of its consolidated net loss is from investments in real estate properties that the Company owns through co-investment ventures which it accounts for under the equity method of accounting. The Company evaluates operating performance on an individual property level and views its real estate assets as one industry segment, and, accordingly, its properties will be aggregated into one reportable segment.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recently Adopted Accounting Pronouncements

In November 2010, the FASB issued an update to its existing guidance on business combinations. This guidance requires a public entity that presents comparative financial statements to present in its pro forma disclosure the revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the prior annual reporting period. In addition, this guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period on or after December 15, 2010, which is calendar year 2011 for the Company. The guidance did not have an impact on our disclosures for the year ended December 31, 2011 as the Company has not acquired properties in the reporting period.

Recent Accounting Pronouncements Not Yet Adopted

There has been no issued accounting guidance not yet adopted by the Company that it believes is material or potentially material to the Company’s Consolidated Financial Statements.

Note 3 – Investments in Real Estate

As of December 31, 2011, the Company’s portfolio consists of five properties acquired through unconsolidated joint ventures. The following table provides summary information regarding the Company’s investments ($ in thousands).

					Joint Venture Equity
					Investment Information
						Our		Average
	Approx.					Ownership		Annual
Multifamily	Rentable			Property	Amount of	Interest in	Approx.	Effective
Community	Square	Number of	Date	Acquisition	Our	Property	Annualized	Rent Per	Approx.
Name/Location	Footage	Units	Acquired	Cost(1)	Investment	Owner	Base Rent (2)	Unit(3)	% Leased
	(unaudited)	(unaudited)					(unaudited)	(unaudited)	(unaudited)
Springhouse at Newport News/Newport News, Virginia	310,826	432	12/03/2009	$29,250	$1,469	37.50%	$4,220	$9	92%

The Reserve at Creekside Village/Chattanooga, Tennessee	211,632	192	03/31/2010	$14,250	$237	23.31%	$2,137	$11	95%

The Apartments at Meadowmont/Chapel Hill, North Carolina	296,240	258	04/09/2010	$36,960	$1,110	16.25%	$4,058	$16	95%

The Estates at Perimeter/ Augusta, Georgia	266,148	240	09/01/2010	$24,950	$1,491	25.00%	$2,916	$12	93%

Gardens at Hillsboro Village/ Nashville, Tennessee	187,430	201	09/30/2010	$32,394	$1,081	12.50%	$3,372	$17	100%

Total	1,272,276	1,323		$137,804	$5,388		$16,703

(1)	Property Acquisition Cost excludes acquisition fees and closing costs.
(2)	Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases as of December 31, 2011 and does not take into account any rent concessions or prospective rent increases.
(3)	Annual effective rent per unit includes the effect of tenant concessions over the term of the lease.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Equity Method Investments

The Company accounted for the acquisitions of our interests in properties through managing member LLCs in accordance with the provisions of the Consolidation Topic 810 of the FASB ASC. Following is a summary of the Company’s ownership interest by property as of December 31, 2011.

	Joint Venture	Managing Member	Indirect Equity
Property	Interest	LLC Interest	Interest in Property
Springhouse	75.00%	50.00%	37.50%
Creekside	69.93%	33.33%	23.31%
Meadowmont	50.00%	32.50%	16.25%
Augusta	50.00%	50.00%	25.00%
Hillsboro	37.57%	33.27%	12.50%

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

The carrying amount of the Company’s investments in unconsolidated joint ventures was $5,387,147 and $6,301,860 as of December 31, 2011 and December 31, 2010, respectively. Summary unaudited financial information for the operating properties, Balance Sheets as of December 31, 2011 and 2010 and Operating Statements for the years ended December 31, 2011, 2010 and 2009 is as follows:

	December 31, 2011	December 31, 2010
Balance Sheet:
Real estate, net of depreciation	$129,269,044	$133,126,052
Other assets	4,603,031	4,622,311
Total assets	$133,872,075	$137,748,363

Mortgage payable	$105,900,779	$106,016,772
Other current liabilities	1,969,824	1,789,209
Total liabilities	$107,870,603	$107,805,981
Stockholders’ equity	26,001,472	29,942,382
Total liabilities and stockholders’ equity	$133,872,075	$137,748,363

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended December 31,
	2011	2010	2009
Operating Statements:
Rental revenues	$16,047,407	$9,910,400	$309,000
Operating expenses	(6,125,804)	(4,042,700)	(100,800)
Income before debt service, acquisition costs, and depreciation and amortization	9,921,603	5,867,700	208,200
Mortgage interest	(5,246,578)	(3,581,100)	(106,700)
Acquisition costs	-	(1,939,500)	(361,800)
Depreciation and amortization	(4,739,419)	(5,139,300)	(211,000)
Net income (loss)	(64,394)	(4,792,200)	(471,300)
Net (income) loss attributable to JV partners	786	3,680,479	294,548
	(63,608)	(1,111,721)	(176,752)
Amortization of deferred financing costs paid on behalf of joint ventures	(10,057)	(35,503)	(365)
Equity income (loss) of unconsolidated joint ventures	$(73,665)	$(1,147,224)	$(177,117)

Note 5 – Notes Payable

The carrying amounts of the notes payable as of December 31, 2011 and 2010 are as follows:

			Principal Outstanding
			December 31,
		Interest Rate as of
		December 31, 2011
Note Payable	Maturity	and 2010	2011	2010
Augusta	August 28, 2012	7.0%	$1,931,484	$1,931,484
Springhouse	June 3, 2012	7.0%	646,067	1,646,067
Hillsboro	March 31, 2012	7.0%	1,257,027	1,257,027
			$3,834,578	$4,834,578

On January 20, 2011, BEMT Meadowmont, LLC, a wholly owned subsidiary of our operating partnership (“BEMT Meadowmont”) entered into an agreement with Bluerock Special Opportunity + Income Fund II, an affiliate of the Company’s sponsor (“SOIF II”) for a line of credit represented by a promissory note (the “Note”). Under the terms of the Note, BEMT Meadowmont was authorized to borrow, from time to time, up to $500,000, for general working capital. The Note had a six-month term from the date of the first advance which matured on July 20, 2011, and was subsequently extended to January 20, 2012 and again to July 20, 2012. It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. Interest on the loan was paid on a current basis from cash flow distributed to the Company from BR Meadowmont JV Member, LLC (the “Meadowmont JV Member”). The Note is secured by a pledge of the Company’s indirect membership interest in the Meadowmont Property and a pledge of the Company’s direct membership interest in the Meadowmont JV Member. The loan plus accrued interest was paid in full on November 22, 2011.

On December 3, 2009, BEMT Springhouse LLC, a wholly-owned subsidiary of our operating partnership (“BEMT Springhouse”), entered into a loan agreement with Bluerock Special Opportunity + Income Fund (“BEMT Co-Investor”) pursuant to which BEMT Springhouse borrowed $2.8 million (the “BEMT Co-Investor Springhouse Loan”). The BEMT Co-Investor Springhouse Loan initially had a six-month term, maturing June 3, 2010, which was subsequently extended to December 3, 2010, and again to June 3, 2011, and again to December 3, 2011 and again to June 3, 2012.  A partial repayment in the amount of $1.1 million was made on June 23, 2010. An additional partial repayment in the amount of $1.0 million was made on December 29, 2011. It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. For the years ended December 31, 2011, 2010 and 2009, the interest rate on the BEMT Co-Investor Springhouse Loan was 7.00%. Interest on the loan is paid on a current basis from cash flow distributed to us from BR Springhouse Managing Member, LLC (the “Springhouse Managing Member JV Entity”). The BEMT Co-Investor Springhouse Loan is secured by a pledge of our indirect membership interest in the Springhouse property and a pledge of BEMT Springhouse’s membership interest in the Springhouse Managing Member JV Entity.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 1, 2010, BEMT Augusta LLC (“BEMT Augusta”), entered into a loan agreement with BEMT Co-Investor pursuant to which it borrowed $1.9 million (the “BEMT Co-Investor Augusta Loan”), in connection with the Augusta Property closing. The BEMT Co-Investor Augusta Loan initially had a six-month term maturing February 28, 2011, which was subsequently extended to August 31, 2011, and again to February 28, 2012 and again to August 28, 2012. The loan may be prepaid without penalty. It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. Interest on the loan is paid on a current basis from cash flow distributed to us from the Augusta Managing Member JV Entity. The BEMT Co-Investor Augusta Loan is secured by a pledge of our indirect membership interest in the Augusta property and a pledge of BEMT Augusta’s membership interest in the Augusta Managing Member JV Entity.

On September 30, 2010, BEMT Hillsboro LLC entered into a loan agreement with BEMT Co-Investor II pursuant to which it borrowed $1.3 million (the “BEMT Co-Investor II Hillsboro Loan).  The BEMT Co-Investor II Hillsboro Loan initially had a six-month term maturing March 31, 2011, which was subsequently extended to September 30, 2011, and again to March 31, 2012.  It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized.  Interest on the loan is paid on a current basis from cash flow distributed to us from the Hillsboro Managing Member JV Entity. The BEMT Co-Investor II Hillsboro Loan is secured by a pledge of our indirect membership interest in the Hillsboro property and a pledge of BEMT Hillsboro’s membership interest in the Hillsboro Managing Member JV Entity.

The Company expects to repay the notes with the proceeds to be raised from the Initial Public Offering. If the Company is unable to repay the principal amounts upon maturity, its sponsor, who has management control of the affiliates that are lenders to the Company and thus has the authority to extend the notes that have maturities in 2012, has committed to extend such notes based on the Company’s ability to repay those obligations. The notes obtained from the Company’s affiliates, Augusta, Hillsboro and Springhouse have all been extended.

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

As of December 31, 2011 and 2010, the Company believes the carrying values of cash and cash equivalents and receivables and payables from affiliates, accounts payable, accrued liabilities, distribution payable and notes payable approximate their fair values based on their highly-liquid nature and/or short-term maturities, including prepayment options. As of December 31, 2011 and 2010, the Company had no significant assets or liabilities measured at fair value on a recurring or nonrecurring basis.  The Company estimates fair values for financial instruments based on interest rates with similar terms and remaining maturities that management believes it could obtain.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Related Party Transactions

In connection with the Company’s investments it entered into loan agreements with Bluerock Special Opportunity + Income Fund, LLC and Bluerock Special Opportunity + Income Fund II, LLC, the terms of which are described above in Note 5 - Notes Payable (Springhouse, Augusta, Hillsboro and Meadowmont).

As of December 31, 2011, $2,965,111 of organizational and offering costs have been incurred on the Company’s behalf. The Company is liable to reimburse these costs only to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Initial Public Offering. When recorded by the Company, organizational costs are expensed and third-party offering costs are charged to stockholders’ equity. Organizational and offering costs will be reimbursed from the gross proceeds of the Initial Public Offering. Through December 31, 2011, $49,931 of organizational costs were expensed in 2010 and $2,256,663 million of offering costs have been charged to stockholders’ equity. As of December 31, 2010, the Company had recognized offering costs, other than selling commissions and dealer manager fees, of $1,339,397 of which $831,741 was paid directly by the Company and $507,656 was reimbursed to the Advisor, and $49,931 of organizational costs.

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Advisor also receives a financing fee equal to 1% of the amount, under any loan or line of credit, made available to the Company. The Advisor may re-allow some or all of this fee to reimburse third parties with whom it may subcontract to procure such financing for the Company. In addition, to the extent the Advisor provides a substantial amount of services in connection with the disposition of one or more of our properties or investments (except for securities that are traded on a national securities exchange), the Advisor will receive fees equal to the lesser of (A) 1.5% of the sales price of each property or other investment sold or (B) 50% of the selling commission that would have been paid to a third-party broker in connection with such a disposition. In no event may disposition fees paid to the Advisor or its affiliates and unaffiliated third parties exceed in the aggregate 6% of the contract sales price. In addition to the fees payable to the Advisor, the Company reimburses the Advisor for all reasonable expenses incurred in connection with services provided to the Company, subject to the limitation that it will not reimburse any amount that would cause the Company’s total operating expenses at the end of the four preceding fiscal quarters to exceed the greater of 2% of our average invested assets or 25% of its net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period. Notwithstanding the above, the Company may reimburse amounts in excess of the limitation if a majority of its independent directors determines such excess amount was justified based on unusual and non-recurring factors. If such excess expenses are not approved by a majority of the Company’s independent directors, its Advisor must reimburse us at the end of the four fiscal quarters the amount by which the aggregate expenses during the period paid or incurred by us exceeded the limitations provided above. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition, origination or disposition fees. From January 1, 2009 through March 31, 2011, the Company’s Advisor and its affiliates incurred $677,415 of operating expenses on our behalf. Due to the limitation discussed above and because operating expenses incurred directly by the Company exceeded the 2% threshold, the amount due to the Advisor had not been recorded in the financial statements as of December 31, 2010. Further, $973,607 had been recorded as a receivable from the Advisor as of December 31, 2010 for the excess operating expenses incurred directly by the Company over the 2% threshold. The Company’s Board of Directors, including all of its independent directors, reviewed the total operating expenses for the four fiscal quarters ended December 31, 2009 (and the four fiscal quarters ended each quarter after) and an estimate of the Company’s total operating expenses for the four fiscal quarters to end March 31, 2011 and unanimously determined the excess amount to be justified because of the costs of operating a public company in its early stage of operation. Upon approval of these costs on March 22, 2011, $1,646,818 of these costs were expensed and $677,415 became a liability to the Company, payable to its Advisor and its affiliates. As the Board of Directors has previously approved such expenses, all 2011 operating expenses have been and will be expensed as incurred. As of December 31, 2011, $4,204 has been reimbursed to the Company’s Advisor and the Advisor has agreed to defer further repayment of these costs until a later date.

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the terms of the advisory agreement, summarized below are the related-party amounts payable and receivable as of December 31, 2011 and 2010:

	Payable	Receivable	Payable	Receivable
	December 31, 2011		December 31, 2010
Asset Management and Oversight Fees	$562,732	$-	$232,576	$-
Acquisitions Fees	81,776	-	81,776	-
Financing Fees	14,491	-	14,491	-
Reimbursable Operating Expenses	900,512	-	-	973,607
Reimbursable Offering Costs	171,099	-	-	-
Reimbursable Organizational Costs	49,931	-	49,931	-
Other	10,899	-	70,585	-
Total	$1,791,440	$-	$449,359	$973,607

In addition to the amounts shown above, the Company’s Advisor has incurred on the Company’s behalf $2,407,524 of offering costs which will become payable as additional offering proceeds are raised to the extent that selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds

Note 8 – Stockholders’ Equity

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

The following tables reconcile the components of basic and diluted net loss per common share:

	For the Year Ended December 31,
	2011	2010	2009

Net Loss	$(4,315,331)	$(2,306,870)	$(438,921)
Dividends on restricted stock expected to vest	(10,891)	(11,300)	-
Gain on redemption of common stock(2)	7,688	-	-
Basic net loss attributable to common shareholders	$(4,318,534)	$(2,318,170)	$(438,921)
Weighted average common shares outstanding	809,304	333,701	25,405

Potential dilutive shares (1)	-	-	-
Weighted average common shares outstanding and potential dilutive shares	809,304	333,701	25,405

Basic and diluted loss per share	$(5.34)	$(6.95)	$(17.28)

(1) Excludes 15,559, 16,142, and 9,436 shares related to non-vested restricted stock for the years ended December 31, 2011, 2010, and 2009, respectively as the effect would be anti-dilutive. Also excludes any dilution related to the 1,000 shares of convertible stock as the conversion would be anti-dilutive and currently there would be no conversion into common shares.

(2)Represents the difference between the fair value and carrying amount of the common stock upon redemption.

Common Stock

The Company is offering and selling to the public up to 100,000,000 shares of its $.01 par value common stock for $10.00 per share, with discounts available for certain categories of purchasers. The Company is also offering up to 30,000,000 shares of its $.01 par value common stock to be issued pursuant to our distribution reinvestment plan at $9.50 per share.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company classifies financial instruments that represent a mandatory obligation to the Company to repurchase shares as liabilities. When the Company determines it has a mandatory obligation to repurchase shares under the share repurchase plan the Company will reclassify such obligations from temporary equity to a liability based upon their respective settlement values. In addition, upon reclassification of such obligation to a liability, the difference between the fair value of the instrument and the carrying amount should be added to (or subtracted from) net earnings available to common shareholders in the calculation of earnings per share.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company limits the dollar value of shares that may be repurchased under the program as described above. During the year ended December 31, 2011, the Company redeemed $63,334 of common stock. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2010 totaling $63,334, the Company redeemed the entire amount available during 2011. As the Company has received additional redemption requests that they are able to fill from the remaining net proceeds from the sale of the shares under the dividend reinvestment plan for 2011 totaling $212,767, $192,022 has been reclassified from redeemable common stock to other accrued liabilities as of December 31, 2011.

Equity Compensation Plan

The Company has adopted the Bluerock Enhanced Multifamily Trust, Inc. Long Term Incentive Plan, which the Company refers to as the Incentive Plan, in order to enable us to (1) provide an incentive to our employees, officers, directors, and consultants and employees and officers of our Advisor to increase the value of our common stock, (2) give such persons a stake in our future that corresponds to the stake of each of our stockholders, and (3) obtain or retain the services of these persons who are considered essential to our long-term success, by offering such persons an opportunity to participate in our growth through ownership of our common stock or through other equity-related awards. The Company intends to issue awards only to its independent directors under its Incentive Plan (which awards will be granted under the independent director’s compensation plan). The Company has reserved and authorized an aggregate number of 2,000,000 shares of its common stock for issuance under the Incentive Plan.

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

A summary of the status of the Company’s non-vested shares as of December 31, 2011, 2010 and 2009, is as follows:

		Weighted average
		grant-date fair
Non Vested shares	Shares	value
Balance at January 1, 2009	-	$-
Granted	15,000	150,000
Vested	(3,000)	(30,000)
Forfeited	-	-
Balance at December 31, 2009	12,000	120,000
Granted	7,500	75,000
Vested	(4,500)	(45,000)
Forfeited	-	-
Balance at December 31, 2010	15,000	150,000
Granted	7,500	75,000
Vested	(6,000)	(60,000)
Forfeited	-	-
Balance at December 31, 2011	16,500	$165,000

At December 31, 2011, there was $138,750 of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a period of four years. The total fair value of shares vested during the year ended December 31, 2011, was $60,000.

The Company currently uses authorized and unissued shares to satisfy share award grants.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions

Distributions, including distributions paid by issuing shares under the distribution reinvestment plan, for the year ended December 31, 2011 were as follows:

	Distributions
2011	Declared	Paid
First Quarter	$117,538	$117,040
Second Quarter	134,526	129,314
Third Quarter	148,402	144,069
Fourth Quarter	176,628	163,779
	$577,094	$554,202

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

Status of the Offering

For the period January 1, 2012 through March 2, 2012, the Company sold approximately 141,379 shares of common stock for gross proceeds of $1,331,168 including issuances through its distribution reinvestment plan.

Distributions Paid

				Dollar amount of
Distributions				Shares Issued
Declared Daily				pursuant to the
For Each Day in				distribution
Month Listed	Date Paid	Total Distribution	Cash Distribution	reinvestment plan
December 2011	January 3, 2012	$63,178	$38,450	$24,728
January 2012	February 1, 2012	$67,095	$40,637	$26,458
February 2012	March 1, 2012	$66,921	$40,726	$26,195

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions Declared

On March 7, 2012, our Board of Directors declared distributions based on daily record dates for the period from April 1, 2012 through July 31, 2012. Distributions payable to each stockholder of record were or will be paid in cash on or before the 15th day of the following month.

Distributions are calculated based on stockholders of record per day during the period at a rate of $0.00191781 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share.

Extension of Meadowmont Affiliate Loan

Pursuant to the terms of that certain Secured Promissory Note Modification Agreement dated January 20, 2012 (the “Meadowmont Modification Agreement”), BEMT Meadowmont, LLC, a wholly-owned subsidiary of Bluerock Enhanced Multifamily Holdings, L.P., of which the Company is the general partner, extended the maturity date of its $500,000 line of credit (the “Meadowmont Affiliate Loan”) from Bluerock Special Opportunity + Income Fund II, LLC, an affiliate of the Company’s sponsor. Under the terms of the Meadowmont Affiliate Loan, BEMT Meadowmont, LLC may borrow, from time to time, up to $500,000, for general working capital. The maturity date of the Meadowmont Affiliate Loan was previously extended to January 20, 2012. The Meadowmont Modification Agreement extends the maturity date of the Meadowmont Affiliate Loan to July 20, 2012. All other terms of the Meadowmont Affiliate Loan remain unchanged.

Extension of Augusta Affiliate Loan

Pursuant to the terms of that certain Secured Promissory Note Modification Agreement dated February 28, 2012 (the “Augusta Modification Agreement”), BEMT Augusta, LLC, a wholly-owned subsidiary of Bluerock Enhanced Multifamily Holdings, L.P., of which the Company is the general partner, extended the maturity date of its $1,931,484 affiliate loan (the “Augusta Affiliate Loan”) from Bluerock Special Opportunity + Income Fund II, LLC, an affiliate of the Company’s sponsor. The Augusta Affiliate Loan is related to the Company’s investment in the joint venture through which it acquired the 240-unit multifamily community known as the Estates at Perimeter (formerly known as St. Andrews Apartments) located in Augusta, Georgia. The maturity date of the Augusta Affiliate Loan was previously extended from February 28, 2011 to August 31, 2011 and again from August 31, 2011 to February 28, 2012. The Augusta Modification Agreement further extends the maturity date of the Augusta Affiliate Loan from February 28, 2012 to August 31, 2012. All other terms of the Augusta Affiliate Loan remain unchanged.

EXHIBIT INDEX

Exhibit
Number	Description

3.1	Articles of Amendment and Restatement of the Registrant, incorporated by reference to Exhibit 3.1 to the Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

3.2	Amended and Restated Bylaws of the Registrant, incorporated by reference to Exhibit 3.2 to the Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

4.1	Distribution Reinvestment Plan, included as Exhibit B to the Prospectus dated July 12, 2011

4.2	Form of Subscription Agreement, incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 8 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.1	Amended and Restated Advisory Agreement between Bluerock Enhanced Multifamily Trust, Inc. and Bluerock Enhanced Multifamily Advisor, LLC, dated March 30, 2011, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 24, 2011

10.2	Form of Escrow Agreement between Bluerock Enhanced Multifamily Trust, Inc. and UMB Bank, N.A. , incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.3	Bluerock Enhanced Multifamily Trust, Inc. Independent Directors Compensation Plan, incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.4	Limited Liability Company/Joint Venture Agreement of BR Springhouse Managing Member, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.5	Limited Liability Company/Joint Venture Agreement of BR Hawthorne Springhouse JV, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.6	Property Management Agreement by and between BR Springhouse, LLC and Hawthorne Residential Partners, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.7	Multifamily Deed of Trust, Assignment of Rents and Security Agreement by BR Springhouse, LLC for the benefit of CW Capital, LLC date December 3, 2009, incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.8	Loan Agreement by and between Bluerock Special Opportunity + Income Fund, LLC, as lender, and BEMT Springhouse, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-13135)

10.9	Pledge and Security Agreement by Bluerock Enhanced Multifamily Holdings L.P. and BEMT Springhouse LLC for Bluerock Special Opportunity + Income Fund, LLC dated December 3, 2009, incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.10

Pledge and Security Agreement by BEMT Springhouse LLC for Bluerock Special Opportunity + Income Fund, LLC dated December 3, 2009, incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.11	Amended and Restated Limited Liability Company Agreement of BR Creekside Managing Member, LLC, dated as of March 31, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 17, 2010

10.12	Amended and Restated Limited Liability Company Agreement of BR Hawthorne Creekside JV, LLC, dated as of March 31, 2010, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 17, 2010

10.13	Property Management Agreement by and between BR Creekside, LLC and Hawthorne Residential Partners, LLC, dated as of March 31, 2010, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 17, 2010

10.14	General Warranty Deed from the Reserve at Creekside, a Florida limited partnership to BR Creekside LLC, a Delaware limited liability company, incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.15	Amended and Restated Limited Liability Company Agreement of BR Meadowmont Managing Member, LLC, dated as of April 9, 2010, incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.16	Amended and Restated Limited Liability Company Agreement of Bell BR Meadowmont JV, LLC, dated as of April 9, 2010, incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.17	Promissory Note by and between BEMT Meadowmont, LLC and Bluerock Special Opportunity + Income Fund II, LLC dated April 9, 2010, incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.18	Pledge and Security Agreement by and between BEMT Meadowmont, LLC and Bluerock Special Opportunity + Income Fund II, LLC dated April 9, 2010, incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.19	Multifamily Note - CME by and between Bell BR Meadowmont, LLC and CWCapital, LLC dated April 9, 2010, incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.20	Property Management Agreement by and between Bell BR, LLC and Bell Partners, Inc dated as of April 9, 2010, incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.21	Modification of the Secured Promissory Note between BEMT Springhouse, LLC and Bluerock Special Opportunity + Income Fund, LLC dated as of June 3, 2010, incorporated by reference to Exhibit 10.7 to the Company’s Periodic Report on Form 10-Q for the quarterly period ended June 30, 2010

10.22	Amended and Restated Limited Liability Company Agreement of BR Augusta JV Member, LLC, dated as of September 1, 2010, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.23	Limited Liability Company Agreement of BSF/BR Augusta JV, LLC, dated as of July 29, 2010, incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.24	Promissory Note by and between BEMT Augusta, LLC and Bluerock Special Opportunity + Income Fund II, LLC dated September 1, 2010, incorporated by reference to Exhibit 10.29 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.25	Pledge and Security Agreement by and between BEMT Augusta, LLC and Bluerock Special Opportunity + Income Fund II, LLC dated September 1, 2010, incorporated by reference to Exhibit 10.30 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.26	Multifamily Note - by and between BSF/BR Augusta, LLC and CWCapital dated September 1, 2010, incorporated by reference to Exhibit 10.31 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.27	Property Management Agreement by and between BSF-St. Andrews, LLC and Hawthorne Residential Partners, Inc dated as of September 7, 2010, incorporated by reference to Exhibit 10.32 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.28	Limited Liability Company/Joint Venture Agreement of Bell BR Hillsboro Village JV, LLC, dated as of September 30, 2010, incorporated by reference to Exhibit 10.33 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.29	Promissory Note by and between BEMT Hillsboro Village, LLC and Bluerock Special Opportunity + Income Fund II, LLC dated September 30, 2010, incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.30	Pledge and Security Agreement by and between BEMT Hillsboro Village, LLC and Bluerock Special Opportunity + Income Fund II, LLC dated September 30, 2010, incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.31	Multifamily Deed of Trust - by and between Bell BR Hillsboro Village JV, LLC and CBRE Multifamily Capital, Inc. dated September 30, 2010, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.32	Property Management Agreement by and between Bell BR Hillsboro Village JV, LLC and Bell Partners, Inc dated as of September 27, 2010, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.33	Deed of Trust Note between BR Creekside, LLC and Walker & Dunlop, LLC, incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed on October 20, 2010

10.34	Promissory Note between BEMT Meadowmont, LLC and Bluerock Special Opportunity + Income Fund II, dated as of January 20, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2011

10.35	Pledge and Security Agreement between BEMT Meadowmont LLC and Bluerock Special Opportunity & Income Fund II, dated as of January 20, 2011, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2011

10.36	Promissory Note between BEMT Meadowmont, LLC and Bluerock Special Opportunity + Income Fund II, dated as of January 20, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2011

10.37	Pledge and Security Agreement between BEMT Meadowmont LLC and Bluerock Special Opportunity & Income Fund II, dated as of January 20, 2011, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2011

10.38	Amended and Restated Advisory Agreement between Bluerock Enhanced Multifamily Advisors LP and the Company dated March 30, 2011, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2011

10.39	Letter Agreement between Bluerock Real Estate, LLC and the Company dated March 28, 2011, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2011

10.40	Dealer Manager Agreement between Bluerock Enhanced Multifamily Trust, Inc. and Bluerock Capital Markets dated July 5, 2011, incorporated by reference to Exhibit 1.3 to Post-effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.41	Participating Broker-Dealer Agreement, incorporated by reference to Exhibit 1.4 to Post-effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.42	Secured Promissory Note Modification Agreement dated July 20, 2011 between BEMT Meadowmont, LLC and Bluerock Special Opportunity + Income Fund, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011

10.43	Secured Promissory Note Modification Agreement dated August 31, 2011 between BEMT Augusta, LLC and Bluerock Special Opportunity + Income Fund II, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011

10.44	Secured Promissory Note Modification Agreement dated September 30, 2011 between BEMT Hillsboro Village, LLC and Bluerock Special Opportunity + Income Fund II, LLC, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011

10.45	Secured Promissory Note Modification Agreement dated December 3, 2011 between BEMT Springhouse, LLC and Bluerock Special Opportunity + Income Fund, LLC

10.46	Secured Promissory Note Modification Agreement dated January 20, 2012 between BEMT Meadowmont, LLC and Bluerock Special Opportunity + Income Fund II, LLC

10.47	Secured Promissory Note Modification Agreement dated February 28, 2012 between BEMT Augusta, LLC and Bluerock Special Opportunity + Income Fund II, LLC

21.1	List of Subsidiaries incorporated by reference to Exhibit 21.1 to Pre-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to the Registrants’s Registration Statement on Form S-11 (No. 333-153135)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows

