Form 10-Q
period 2012-03-31
Bluerock Enhanced Multifamily Trust, Inc.
filed 2012-05-11
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to _________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No☒

As of May 3, 2012 the Registrant had 1,536,240 shares of Common Stock outstanding.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

FORM 10-Q

March 31, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Investments in unconsolidated real estate joint ventures	$5,152,610	$5,387,147
Cash and cash equivalents	233,335	420,570
Other assets	100,692	109,165
Total Assets	$5,486,637	$5,916,882

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Notes payable to affiliates	$1,931,484	$3,834,578
Accounts payable	4,104	119,899
Other accrued liabilities	166,836	471,927
Due to affiliates	1,953,679	1,791,440
Distributions payable	78,688	63,178
Total Liabilities	4,134,791	6,281,022

Commitments and contingencies (Note 9)
Redeemable common stock	78,689	20,745

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value, 250,000,000 shares authorized; none issued and outstanding	-	-

Common stock, $0.01 par value, 749,999,000 shares authorized; 1,380,772 and 1,113,968 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	13,808	11,140

Nonvoting convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding	10	10
Additional paid-in-capital, net of costs	9,793,833	7,475,175
Cumulative distributions and net losses	(8,534,494)	(7,871,210)
Total Stockholders’ Equity (Deficit)	1,273,157	(384,885)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,486,637	$5,916,882

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Expenses
Asset management and oversight fees to affiliates	$82,465	$82,292
General and administrative	338,380	2,162,685
Total Expenses	420,845	2,244,977
Other operating activities
Equity income (loss) of unconsolidated joint ventures	36,633	(83,247)
Operating Loss	(384,212)	(2,328,224)
Interest expense, net	(65,855)	(85,457)
Net Loss	$(450,067)	$(2,413,681)

Basic and Diluted Loss Per Common Share	$(0.37)	$(3.62)

Weighted Average Common Shares Outstanding	1,207,248	666,596

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Stock		Common Stock		Additional			Total
	Number	Par	Number	Par	Paid-in	Cumulative		Stockholders’
	of Shares	Value	of Shares	Value	Capital	Distributions	Net Loss	Equity (Deficit)
Balance, January 1, 2011	1,000	$10	677,618	$6,776	$4,586,644	$(232,994)	$(2,745,791)	$1,614,645
Issuance of restricted stock, net	-	-	7,500	75	68,050	-	-	68,125
Issuance of common stock, net	-	-	435,575	4,352	3,033,185	-	-	3,037,537
Redemptions of common stock	-	-	(6,725)	(63)	63	-	-	-
Transfers to redeemable common stock	-	-	-	-	(212,767)	-	-	(212,767)
Distributions declared	-	-	-	-	-	(577,094)	-	(577,094)
Net loss	-	-	-	-	-	-	(4,315,331)	(4,315,331)
Balance at December 31, 2011	1,000	10	1,113,968	11,140	7,475,175	(810,088)	(7,061,122)	(384,885)
Issuance of restricted stock, net	-	-	-	-	15,000	-	-	15,000
Issuance of common stock, net	-	-	290,003	2,881	2,386,389	-	-	2,389,270
Redemptions of common stock	-	-	(23,199)	(213)	213	-	-	-
Transfers to redeemable common stock	-	-	-	-	(82,944)	-	-	(82,944)
Distributions declared	-	-	-	-	-	(213,217)	-	(213,217)
Net loss	-	-	-	-	-	-	(450,067)	(450,067)
Balance at March 31, 2012 (Unaudited)	1,000	$10	1,380,772	$13,808	$9,793,833	$(1,023,305)	$(7,511,189)	$1,273,157

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(450,067)	$(2,413,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Equity (income) loss of unconsolidated joint ventures	(36,633)	83,247
Distributions from unconsolidated real estate joint ventures	277,030	301,465
Share-based compensation attributable to director’s stock compensation plan	15,000	11,250
Increase in due to affiliates	144,220	1,753,328
Decrease in other assets	13,525	6,121
(Decrease) increase in accounts payable and other accrued liabilities	(238,309)	239,626
Net cash used in operating activities	(275,234)	(18,644)

Cash flows from investing activities:
Investment in unconsolidated real estate joint ventures	(5,860)	(36,066)
Net cash used in investing activities	(5,860)	(36,066)

Cash flows from financing activities:
Distributions on common stock	(119,815)	(88,927)
Proceeds from notes payable	-	150,000
Repayment on notes payable	(1,903,094)	-
Issuance of common stock, net	2,329,535	43,520
Payments to redeem common stock	(212,767)	-
Net cash provided by financing activities	93,859	104,593

Net (decrease) increase in cash and cash equivalents	(187,235)	49,883
Cash and cash equivalents at beginning of period	420,570	125,237
Cash and cash equivalents at end of period	$233,335	$175,120

Supplemental Disclosure of Cash Flow Information – Interest Paid	$66,069	$68,420

Supplemental Disclosure of Noncash Transactions:
Distributions payable	$78,688	$40,784
Redemptions payable	$4,255	$-
Accrued offering costs	$299,655	$-
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan including $29,931 and $14,417 declared but not yet reinvested at March 31, 2012 and 2011, respectively	$82,944	$28,113
Receivable for common stock issuances pursuant to the distribution reinvestment plan	$(29,931)	$-

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

On August 22, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of its common stock in a primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers and up to $285,000,000 in shares pursuant to its distribution reinvestment plan at $9.50 per share (the “Initial Public Offering”). The SEC declared the Company’s registration statement effective on October 15, 2009. As of May 20, 2010, the Company had received gross offering proceeds sufficient to satisfy the minimum offering amount for the Initial Public Offering. Accordingly, the Company broke escrow with respect to subscriptions received from all states in which the shares are currently being offered. As of March 31, 2012, the Company had accepted aggregate gross offering proceeds of $13,148,845. Also as of March 31, 2012, the Company had redeemed 29,924 shares sold in the Initial Public Offering for $276,101.

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

The Initial Public Offering was suspended from November 17, 2010 until March 2, 2011 in connection with the Company’s determination to restate certain of its financial statements. These restatements, which were filed on January 19, 2011, resulted in unanticipated costs in the form of accounting, legal fees, and similar professional fees, in addition to the time and attention of the Company’s Chief Financial Officer and members of its accounting team in preparing the restatements. The Company’s current corporate operating expenses exceed the cash flow received from its investments in real estate joint ventures. If the rate at which the Company raises offering proceeds does not improve significantly, its general and administrative costs will remain higher relative to the size of the Company’s portfolio, its portfolio may not be as diversified as it would be otherwise and the Company may need to seek additional sources of funding to address short and long term liquidity requirements. To the extent cash on hand is not sufficient to meet the Company’s short-term liquidity requirements it expects to utilize credit facilities obtained from affiliates or unaffiliated third parties. The Company’s Sponsor has also agreed to defer payment of asset management fees, acquisition fees and operating and offering costs advanced on its behalf and current year reimbursable operating expenses through 2012 as well as to fund any remaining cash shortfall, as necessary. In addition, as the Company’s sponsor has management control of the affiliates that are lenders to us, it has extended the notes that have maturities in 2012 (Augusta and Meadowmont), and has committed to further extend such notes based on the Company’s ability to repay those obligations. During the quarter ended March 31, 2012, the Company repaid in full notes obtained from its Springhouse and Hillsboro affiliates in the amount of $1,903,094 and there was no amount outstanding under the Meadowmont line of credit at March 31, 2012.

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company intends to use substantially all of the net proceeds from the Initial Public Offering to invest in a diverse portfolio of real estate and real estate-related assets. As of March 31, 2012, the Company owned, through joint venture partnerships, five multifamily real estate properties discussed in detail in Note 3 – Investments in Real Estate.

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

The balance sheet at December 31, 2011, has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information refer to the financial statements and notes thereto included in our audited consolidated financial statements for the year ended December 31, 2011 contained in the Annual Report on Form 10-K as filed with the SEC.

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

Selling Commissions and Dealer Manager Fees

The Company pays the dealer manager up to 7% and 2.6% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid with respect to certain volume discount sales. No sales commission or dealer manager fee is paid with respect to shares issued through the distribution reinvestment plan. The dealer manager may re-allow all or a portion of sales commissions earned to participating broker-dealers. The dealer manager may re-allow, in its sole discretion, to any participating broker-dealer a portion of its dealer manager fee as a marketing fee. As of March 31, 2012 and December 31, 2011, the Company has incurred $1,231,872 and $958,386, respectively, of selling commissions and dealer manager fees.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements

There have been no recently adopted accounting pronouncements by the Company, nor have there been any issued accounting guidance not yet adopted by the Company that it believes to be material or potentially material to the Company’s Consolidated Financial Statements.

Note 3 – Investments in Real Estate

As of March 31, 2012 the Company’s portfolio consists of five properties acquired through unconsolidated joint ventures. The following table provides summary information regarding the Company’s investments ($ in thousands).

					Joint Venture Equity
					Investment Information
						Our		Average
	Approx.					Ownership	Approx.	Annual
Multifamily	Rentable			Property	Amount of	Interest in	Annualized	Effective
Community	Square	Number of	Date	Acquisition	Our	Property	Base Rent	Rent Per	Approx.
Name/Location	Footage	Units	Acquired	Cost(1)	Investment	Owner	(2)	Unit(3)	% Leased
Springhouse at Newport News/Newport News, Virginia	310,826	432	12/03/2009	$29,250	$1,374	37.50%	$4,283	$10	94%

The Reserve at Creekside Village/Chattanooga, Tennessee	211,632	192	03/31/2010	$14,250	$196	23.31%	$2,203	$11	98%

The Apartments at Meadowmont/Chapel Hill, North Carolina	296,240	258	04/09/2010	$36,960	$1,078	16.25%	$4,127	$16	94%

The Estates at Perimeter/ Augusta, Georgia	266,148	240	09/01/2010	$24,950	$1,442	25.00%	$2,977	$12	90%

Gardens at Hillsboro Village/ Nashville, Tennessee	187,430	201	09/30/2010	$32,394	$1,063	12.50%	$3,524	$18	98%

Total				$137,804	$5,153		$17,114

(1)	Property Acquisition Cost excludes acquisition fees and closing costs.
(2)	Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases as of March 31, 2012 and does not take into account any rent concessions or prospective rent increases.
(3)	Annual effective rent per unit includes the effect of tenant concessions over the term of the lease.

Note 4 – Equity Method Investments

The Company accounted for the acquisitions of our interests in properties through managing member LLCs in accordance with the provisions of the Consolidation Topic 810 of the FASB ASC. Following is a summary of the Company’s ownership interest by property as of March 31, 2012.

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

For Augusta, the Company’s contribution into the managing member LLC was funded through a loan from an affiliate who is another investor in the managing member LLC; thus its equity investment is not at risk. Since unanimous approval is required by all members to direct the activities that most significantly impact the managing member LLC’s economic performance, the holder of the equity investment at risk lacks that power and thus the Company concluded that the managing member LLC entities are VIE’s. The Company is not the primary beneficiary because the Company does not have the power to direct the activities that most significantly impact the economic performance of the managing member LLC and would not be considered to be the investor that is most closely associated with the entity among the related party investors. As a result, the Company’s investments are reflected as investments in unconsolidated joint ventures under the equity method of accounting.

For Springhouse and Hillsboro, the Company’s initial contributions into the managing member LLCs were funded through loans from an affiliate and accounted for as discussed above; however, on March 30, 2012 the loans were repaid and the managing member LLCs were no longer considered VIEs. The Company then analyzed the managing member LLCs under a voting interest model and determined that the investments in the unconsolidated joint ventures should be accounted for under the equity method as each member had an equal voting interest.

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

The carrying amount of the Company’s investments in unconsolidated joint ventures was $5,152,610 and $5,387,147 as of March 31, 2012 and December 31, 2011, respectively. Summary unaudited financial information for the operating properties, Balance Sheets as of March 31, 2012 and December 31, 2011 and Operating Statements for the three months ended March 31, 2012 and 2011 is as follows:

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31,	December 31,
	2012	2011
Balance Sheet:
Real estate, net of depreciation	$128,336,048	$129,269,044
Other assets	4,168,854	4,603,031
Total assets	$132,504,902	$133,872,075

Mortgage payable	$105,821,139	$105,900,779
Other current liabilities	1,628,816	1,969,824
Total liabilities	$107,449,955	$107,870,603
Stockholders’ equity	25,054,947	26,001,472
Total liabilities and stockholders’ equity	$132,504,902	$133,872,075

	Three Months Ended
	March 31,
	2012	2011
Operating Statements:
Rental revenues	$4,131,692	$3,855,870
Operating expenses	(1,474,006)	(1,465,905)
Income before debt service, acquisition costs, and depreciation and amortization	2,657,686	2,389,965
Mortgage interest	(1,307,273)	(1,296,208)
Depreciation and amortization	(1,069,982)	(1,544,806)
Net income (loss)	280,431	(451,049)
Net (income) loss attributable to JV partners	(241,284)	370,317
	39,147	(80,732)
Amortization of deferred financing costs paid on behalf of joint ventures	(2,514)	(2,515)
Equity income (loss) of unconsolidated joint ventures	$36,633	$(83,247)

As discussed above, the investments in Meadowmont and Augusta are considered VIEs and the Company is not the primary beneficiary. The risks and rewards associated with the Company’s interest in these entities are based primarily on its ownership percentage. The Company’s maximum exposure to loss is equal to its investment balance which is $2,519,888 as of March 31, 2012.

These investments, along with our investments in Creekside, Springhouse and Hillsboro, are accounted for as equity method investments and are included in “Investments in unconsolidated real estate joint ventures” in the Company’s Consolidated Balance Sheets.

Note 5 – Notes Payable

The carrying amounts of the notes payable as of March 31, 2012 and December 31, 2011 are as follows:

		Interest Rate as of	Principal Outstanding
Note Payable	Maturity	March 31, 2012	March 31, 2012	December 31, 2011
Augusta	August 28, 2012	7.0%	$1,931,484	$1,931,484
Springhouse	June 3, 2012	7.0%	-	646,067
Hillsboro	March 31, 2012	7.0%	-	1,257,027
			$1,931,484	$3,834,578

On September 1, 2010, BEMT Augusta LLC (“BEMT Augusta”), entered into a loan agreement with one of the Company’s advisor’s affiliates, Bluerock Special Opportunity + Income Fund, LLC (“BEMT Co-Investor”) pursuant to which it borrowed $1.9 million (the “BEMT Co-Investor Augusta Loan”), in connection with the Augusta Property closing. The BEMT Co-Investor Augusta Loan initially had a six-month term maturing February 28, 2011, which was subsequently extended to August 31, 2011, and again to February 28, 2012 and again to August 28, 2012. The loan may be prepaid without penalty. It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. Interest on the loan is paid on a current basis from cash flow distributed to us from BR Augusta Managing Member, LLC (“Augusta Managing Member JV Entity”). The BEMT Co-Investor Augusta Loan is secured by a pledge of our indirect membership interest in the Augusta property and a pledge of BEMT Augusta’s membership interest in the Augusta Managing Member JV Entity.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 3, 2009, BEMT Springhouse LLC, a wholly-owned subsidiary of our operating partnership (“BEMT Springhouse”), entered into a loan agreement with BEMT Co-Investor pursuant to which BEMT Springhouse borrowed $2.8 million (the “BEMT Co-Investor Springhouse Loan”). The BEMT Co-Investor Springhouse Loan initially had a six-month term, maturing June 3, 2010, which was subsequently extended to December 3, 2010, and again to June 3, 2011, and again to December 3, 2011 and again to June 3, 2012.  It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. Interest on the loan was paid on a current basis from cash flow distributed to us from BR Springhouse Managing Member, LLC (the “Springhouse Managing Member JV Entity”). The BEMT Co-Investor Springhouse Loan is secured by a pledge of our indirect membership interest in the Springhouse property and a pledge of BEMT Springhouse’s membership interest in the Springhouse Managing Member JV Entity. A partial repayment in the amount of $1.1 million was made on June 23, 2010. An additional partial repayment in the amount of $1.0 million was made on December 29, 2011. The remaining loan balance, plus accrued interest, was paid in full on March 30, 2012.

On September 30, 2010, BEMT Hillsboro LLC entered into a loan agreement with one of the Company’s advisor’s affiliaites, Bluerock Special Opportunity + Income Fund II, LLC (“BEMT Co-Investor II”) pursuant to which it borrowed $1.3 million (the “BEMT Co-Investor II Hillsboro Loan).  The BEMT Co-Investor II Hillsboro Loan initially had a six-month term maturing March 31, 2011, which was subsequently extended to September 30, 2011, and again to March 31, 2012.  It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized.  Interest on the loan is paid on a current basis from cash flow distributed to us from BR Hillsboro Managing Member, LLC (“Hillsboro Managing Member JV Entity”). The BEMT Co-Investor II Hillsboro Loan is secured by a pledge of our indirect membership interest in the Hillsboro property and a pledge of BEMT Hillsboro’s membership interest in the Hillsboro Managing Member JV Entity. The loan plus accrued interest was paid in full on March 30, 2012.

On January 20, 2011, BEMT Meadowmont, LLC, a wholly-owned subsidiary of the Company’s operating partnership (“BEMT Meadowmont”) entered into an agreement with BEMT Co-Investor II for a line of credit represented by a promissory note (the “Note”). Under the terms of the Meadowmont Affiliate Loan, BEMT Meadowmont, LLC may borrow, from time to time, up to $500,000, for general working capital. The Note had a six-month term from the date of the first advance which matured on July 20, 2011, and was subsequently extended to January 20, 2012 and again to July 20, 2012. It bears interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. Interest on the loan was paid on a current basis from cash flow distributed to the Company from BR Meadowmont JV Member, LLC (the “Meadowmont JV Member”). The Note is secured by a pledge of the Company’s indirect membership interest in the Meadowmont Property and a pledge of the Company’s direct membership interest in the Meadowmont JV Member. The loan plus accrued interest was paid in full on November 22, 2011 and there was no amount outstanding at March 31, 2012.

The Company expects to repay the BEMT Co-Investor Augusta Loan with the proceeds to be raised from the Initial Public Offering. If the Company is unable to repay the principal amount upon maturity, its sponsor, who has management control of the BEMT Co-Investor and thus has the authority to extend the note, has committed to extend such notes in 2012 based on the Company’s ability to repay those obligations.

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

As of March 31, 2012, the Company believes the carrying values of cash and cash equivalents and payables to affiliates, accounts payable, accrued liabilities, distribution payable and notes payable approximate their fair values based on their highly-liquid nature and/or short-term maturities, including prepayment options. As of March 31, 2012 and December 31, 2011, the Company had no significant assets or liabilities measured at fair value on a recurring or nonrecurring basis.  The Company estimates fair values for financial instruments based on interest rates with similar terms and remaining maturities that management believes it could obtain.

Note 7 – Related Party Transactions

In connection with the Company’s investments it entered into loan agreements with Bluerock Special Opportunity + Income Fund, LLC and Bluerock Special Opportunity + Income Fund II, LLC, the terms of which are described above in Note 5 - Notes Payable (Springhouse, Augusta, Hillsboro and Meadowmont).

As of March 31, 2012, $2,965,111 of organizational and offering costs have been incurred on the Company’s behalf. The Company is liable to reimburse these costs only to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Initial Public Offering. When recorded by the Company, organizational costs are expensed and third-party offering costs are charged to stockholders’ equity. Organizational and offering costs will be reimbursed from the gross proceeds of the Initial Public Offering. Through March 31, 2012, $2,486,723 million of offering costs have been charged to stockholders’ equity.

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

The Advisor receives 1.75% of the purchase price of a property or investment for its services in connection with the investigation, selection, sourcing, due diligence and acquisition of that property or investment. The purchase price of a property or investment will equal the amount paid or allocated to the purchase, development, construction or improvement of a property, inclusive of expenses related thereto, and the amount of debt associated with such real property or investment. The purchase price allocable for joint venture investments will equal the product of (1) the purchase price of the underlying property and (2) the Company’s ownership percentage in the joint venture. The Company will pay the Advisor an origination fee in lieu of an acquisition fee for services in connection with the investigation, selection, sourcing, due diligence, and acquisition of mortgage, subordinated, bridge or other loans of 1.75% of the principal amount of the borrower’s loan obligation or of the purchase price of any loan the Company purchases including third- party expenses. No acquisition fees have been paid during the three months ended March 31, 2012 and 2011.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Advisor also receives a financing fee equal to 1% of the amount, under any loan or line of credit, made available to the Company. The Advisor may re-allow some or all of this fee to reimburse third parties with whom it may subcontract to procure such financing for the Company. In addition, to the extent the Advisor provides a substantial amount of services in connection with the disposition of one or more of our properties or investments (except for securities that are traded on a national securities exchange), the Advisor will receive fees equal to the lesser of (A) 1.5% of the sales price of each property or other investment sold or (B) 50% of the selling commission that would have been paid to a third-party broker in connection with such a disposition. In no event may disposition fees paid to the Advisor or its affiliates and unaffiliated third parties exceed in the aggregate 6% of the contract sales price. In addition to the fees payable to the Advisor, the Company reimburses the Advisor for all reasonable expenses incurred in connection with services provided to the Company, subject to the limitation that it will not reimburse any amount that would cause the Company’s total operating expenses at the end of the four preceding fiscal quarters to exceed the greater of 2% of our average invested assets or 25% of its net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period. Notwithstanding the above, the Company may reimburse amounts in excess of the limitation if a majority of its independent directors determines such excess amount was justified based on unusual and non-recurring factors. If such excess expenses are not approved by a majority of the Company’s independent directors, its Advisor must reimburse us at the end of the four fiscal quarters the amount by which the aggregate expenses during the period paid or incurred by us exceeded the limitations provided above. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition, origination or disposition fees. From January 1, 2009 through March 31, 2011, the Company’s Advisor and its affiliates incurred $677,415 of operating expenses on our behalf. Due to the limitation discussed above and because operating expenses incurred directly by the Company exceeded the 2% threshold, the amount due to the Advisor had not been recorded on its income statement as of December 31, 2010. Further, $973,607 had been recorded as a receivable from the Advisor as of December 31, 2010 for the excess operating expenses incurred directly by the Company over the 2% threshold. The Company’s Board of Directors, including all of its independent directors, reviewed the total operating expenses for the four fiscal quarters ended December 31, 2009 (and the four fiscal quarters ended each quarter after) and an estimate of the Company’s total operating expenses for the four fiscal quarters to end March 31, 2011 and unanimously determined the excess amount to be justified because of the costs of operating a public company in its early stage of operation. Upon approval of these costs on March 22, 2011, $1,646,818 of these costs were expensed and $677,415 became a liability to the Company, payable to its Advisor and its affiliates. As the Board of Directors has previously approved such expenses, all 2011 and 2012 operating expenses have been and will be expensed as incurred. As of March 31, 2012, $4,204 has been reimbursed to the Company’s Advisor and the Advisor has agreed to defer further repayment of these costs until a later date.

The Company has issued 1,000 shares of convertible stock, par value $0.01 per share, to the Company’s Advisor. The convertible stock will convert to shares of common stock if and when: (A) the Company has made total distributions on the then outstanding shares of its common stock equal to the original issue price of those shares plus an 8% cumulative, non-compounded, annual return on the original issue price of those shares or (B) subject to specified conditions, the Company lists its common stock for trading on a national securities exchange. A “listing” will be deemed to have occurred on the effective date of any merger of the Company in which the consideration received by the holders of its common stock is the securities of another issuer that are listed on a national securities exchange. Upon conversion, each share of convertible stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the excess of (1) the Company’s “enterprise value” (as defined in the Company’s charter) plus the aggregate value of distributions paid to date on the outstanding shares of its common stock over the (2) aggregate purchase price paid by the stockholders for those shares plus an 8% cumulative, non-compounded, annual return on the original issue price of those shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock, in each case calculated as of the date of the conversion. In the event an event triggering the conversion occurs after the advisory agreement with the Advisor is not renewed or terminates (other than because of a material breach by the Advisor), the number of shares of common stock the Advisor will receive upon conversion will be prorated to account for the period of time the advisory agreement was in force.

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

Pursuant to the terms of the advisory agreement, summarized below are the related-party amounts payable as of March 31, 2012 and December 31, 2011. There were no related-party amounts receivable as of March 31, 2012 or December 31, 2011.

	March 31,	December 31,
	2012	2011
Asset management and oversight fees	$645,197	$562,732
Acquisitions fees	81,776	81,776
Financing fees	14,491	14,491
Reimbursable operating expenses	959,965	900,512
Reimbursable offering costs	189,119	171,099
Reimbursable organizational costs	49,931	49,931
Other	13,200	10,899
Total related-party amounts payable	$1,953,679	$1,791,440

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

The following table reconciles the components of basic and diluted net loss per common share:

	Three Months Ended March 31,
	2012	2011

Net Loss	$(450,067)	$(2,413,681)
Dividends on restricted stock expected to vest	(2,831)	(2,540)
Gain on redemption of common stock(2)	3,768	-
Basic net loss attributable to common shareholders	$(449,130)	$(2,416,221)
Weighted average common shares outstanding	1,207,248	666,596

Potential dilutive shares (1)	-	-
Weighted average common shares outstanding and potential dilutive shares	1,207,248	666,596

Basic and diluted loss per share	$(0.37)	$(3.62)

(1) Excludes 16,220 and 14,717 shares related to non-vested restricted stock for the three months ended March 31, 2012 and 2011, respectively, as the effect would be anti-dilutive. Also excludes any dilution related to the 1,000 shares of convertible stock as the conversion would be anti-dilutive and currently there would be no conversion into common shares.

(2) Represents the difference between the fair value and carrying amount of the common stock upon redemption.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Repurchase Plan and Redeemable Common Stock

The Company has adopted a share repurchase plan that may enable stockholders to sell their shares to the Company in limited circumstances.

There are several limitations on the Company’s ability to repurchase shares under the share repurchase plan:

•	The Company may not repurchase shares until the stockholder has held the shares for one year.
•	During any calendar year, the share repurchase plan limits the number of shares the Company may repurchase to those that the Company could purchase with the net proceeds from the sale of shares under the distribution reinvestment plan during the previous fiscal year.
•	During any calendar year, the Company may not repurchase in excess of 5% of the number of shares of common stock outstanding as of the same date in the prior calendar year.

Pursuant to the plan, the Company will initially repurchase shares at prices determined as follows:

•	The lower of $9.25 or the price paid to acquire the shares from the Company for stockholders who have held their shares for at least one year;
•	The lower of $9.50 or the price paid to acquire the shares from the Company for stockholders who have held their shares for at least two years;
•	The lower of $9.75 or the price paid to acquire the shares from the Company for stockholders who have held their shares for at least three years; and
•	The lower of $10.00 or the price paid to acquire the shares from the Company for stockholders who have held their shares for at least four years.

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

The Company limits the dollar value of shares that may be repurchased under the program as described above. During the three months ended March 31, 2012, the Company redeemed $212,767 of common stock based on the maximum amount available for repurchases, which was equal to the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2011, totaling $212,767. Under the terms of the share repurchase plan, no additional repurchase requests may be full filled in 2012 other than in extraordinary circumstances as determined by our board of directors. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during the three months ended March 31, 2012, totaling $82,944, additional redemption requests in 2012 may be redeemed up to that amount in 2013. As the Company has received additional redemption requests, totaling $4,255, that it will have capacity to fill in 2013 based on net proceeds from the sale of the shares under the dividend reinvestment plan for the three months ended March 31, 2012, it has reclassified this amount from redeemable common stock to other accrued liabilities as of March 31, 2012.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based Compensation for Independent Directors

The Company’s independent directors received an automatic grant of 5,000 shares of restricted stock on the effective date of the Initial Public Offering and will receive an automatic grant of 2,500 shares of restricted stock when such directors are reelected at each annual meeting of the Company’s stockholders thereafter. Each person who thereafter is elected or appointed as an independent director will receive an automatic grant of 5,000 shares of restricted stock on the date such person is first elected as an independent director and an automatic grant of 2,500 shares of restricted stock when such director is reelected at each annual meeting of our stockholders thereafter. To the extent allowed by applicable law, the independent directors will not be required to pay any purchase price for these grants of restricted stock. The restricted stock will vest 20% at the time of the grant and 20% on each anniversary thereafter over four years from the date of the grant. All restricted stock may receive distributions, whether vested or unvested. The value of the restricted stock to be granted is not determinable until the date of grant. During the three months ended March 31, 2012, no shares of restricted stock have been granted to the three independent directors.

A summary of the status of the Company’s non-vested shares as of March 31, 2012, and changes during the three months ended March 31, 2012, is as follows:

		Weighted average grant-date
Non Vested shares	Shares	fair value
Balance at January 1, 2012	16,500	$165,000
Granted	-	-
Vested	(1,500)	(15,000)
Forfeited	-	-
Balance at March 31, 2012	15,000	$150,000

At March 31, 2012, there was $123,750 of total unrecognized compensation cost related to unvested stock options granted under the Plan. The original cost is expected to be recognized over a period of four years. The total fair value of shares vested during the three months ended March 31, 2012 was $15,000.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Distributions

Distributions, including distributions paid by issuing shares under the distribution reinvestment plan, for the three months ended March 31, 2012 were as follows:

	Distributions
2012	Declared	Paid
First Quarter	$213,217	$197,708

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

Status of the Offering

For the period April 1, 2012 through May 3, 2012 the Company sold approximately 155,468 shares of common stock for gross proceeds of $1,474,717 including issuances through its distribution reinvestment plan.

Distributions Paid

				Dollar amount of
Distributions				Shares Issued
Declared Daily				pursuant to the
For Each Day in				distribution
Month Listed	Date Paid	Total Distribution	Cash Distribution	reinvestment plan
March 2012	April 2, 2012	$78,688	$48,909	$29,779
April 2012	May 1, 2012	$83,296	$51,853	$31,443

Distributions Declared

On May 7, 2012, our Board of Directors declared distributions based on daily record dates for the period from July 1, 2012 through September 30, 2012. Distributions payable to each stockholder of record were or will be paid in cash on or before the 15th day of the following month.

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We are a recently formed entity and our limited operating history makes our future performance difficult to predict.

•	Our officers and non-independent directors have substantial conflicts of interest because they also are officers and owners of our Advisor and its affiliates, including our sponsor and our dealer manager.

•	During the early stages of our operations, until the proceeds of our public offering are invested in real estate and real estate-related investments, we have funded and expect to continue to fund distributions from the un-invested proceeds of our public offering and borrowings. Thereafter, we may pay distributions from un-invested proceeds of our public offering, borrowings and the sale of assets to the extent distributions exceed our earnings or cash flows from operations.

•	For the year ended December 31, 2011, and the three months ended March 31, 2012, none of our distributions paid during those periods were covered by our cash flow from operations or our funds from operations for those same periods.

•	We will rely on our Advisor, an affiliate of our officers and non-independent directors, to manage our business and select and manage investments. Our Advisor is a recently formed entity. The success of our business will depend on the success of our Advisor in performing these duties.

•	To the extent we sell substantially less than the maximum number of shares in our public offering, we may not have sufficient funds, after the payment of offering and related expenses, to acquire a diverse portfolio of properties.

•	We may fail to qualify as a REIT for federal income tax purposes. We would then be subject to corporate level taxation and we would not be required to pay any distributions to our stockholders.

•	Our offering was suspended from November 17, 2010 until March 2, 2011 in connection with our determination to restate certain of our financial statements. These restatements resulted in substantial unanticipated costs in the form of accounting, legal fees, and similar professional fees, in addition to the substantial diversion of time and attention of our Chief Financial Officer and members of our accounting team in preparing the restatements. Our current corporate operating expenses exceed the cash flow received from our investments in real estate joint ventures. If the rate at which we raise offering proceeds does not improve significantly, our general and administrative costs will remain higher relative to the size of our portfolio. Moreover, we cannot predict the impact of the restatement on our ability to increase sales.

•	If we have not sold all of the shares in this offering by October 15, 2012, we intend to extend the primary offering by an additional six months by filing a registration statement to register a follow-on offering of shares of our common stock prior to October 15, 2012. By filing a registration statement for a follow-on offering prior to October 15, 2012, we would be able to continue selling shares of common stock with the same terms and conditions pursuant to that registration statement following April 15, 2013. There is no assurance that the follow-on offering will become effective and to the extent our follow on offering does not become effective we would not be able to sell securities beyond April 15, 2013. To the extent the Company cannot sell shares of common stock to raise capital after its current offering ends, the Company would need to seek alternative financing arrangements to continue our operations and investment activities. The Company can make no assurances that it will be able to secure alternative financing arrangements if that becomes necessary.

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

As of May 20, 2010 we had received gross offering proceeds sufficient to satisfy the minimum offering amount. Accordingly we broke escrow with respect to subscriptions received from all states in which our shares are currently being offered. During the three months ended March 31, 2012, we raised $2,809,721 in gross proceeds, contributing to a $1,658,042 increase in Stockholders’ Equity, from a deficit of $384,885 as of December 31, 2011, to equity of $1,273,157 as of March 31, 2012. A primary use of funds was the pay down of affiliate notes and short term debt of approximately $1,903,095. As of May 3, 2012 we had accepted aggregate gross offering proceeds of $14,623,562. We will experience a relative increase in liquidity as we accept additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition, development and operation of our assets.

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

We have elected be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, as amended, and have qualified beginning with our taxable year ended December 31, 2010. In order to qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our taxable income (excluding net capital gains). If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify as a REIT for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and results of operations. We intend to continue to organize and operate in such a manner as to remain qualified for treatment as a REIT.

Results of Operations

The SEC declared the registration statement for our best efforts Initial Public Offering effective on October 15, 2009. On July 5, 2011, we provided our former dealer manager, Select Capital Corporation (“Select Capital”), with notice that we consider the Dealer Manager Agreement with Select Capital entered into on October 15, 2009 to have been terminated, effective immediately. In addition, on July 5, 2011, we entered into a dealer manager agreement with Bluerock Capital Markets, LLC (“Bluerock Capital Markets”), our affiliate, pursuant to which it assumed dealer manager responsibilities for the remainder of the Initial Public Offering. The dealer manager is responsible for marketing our shares in the Initial Public Offering. Our results of operations for the three months ended March 31, 2012 are not indicative of those expected in future periods as we are still in our organizational and development stage.

Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the apartment housing industry and real estate generally, which may be reasonably anticipated to have a material impact on the revenues or incomes to be derived from the operation of our assets.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

As of March 31, 2012, we have ownership interests in five joint ventures. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future acquisitions of real estate and real estate-related investments. We did not acquire any properties or make other investments in the three months ended March 31, 2012 and 2011, respectively.

General and administrative expenses decreased $1,824,305 from $2,162,685 for the three months ended March 31, 2011 to $338,380 for the three months ended March 31, 2012. In 2010, we expensed allowable expenses up to the 2% limitation of our average invested assets in our income statement and the remainder was recorded as a receivable for the expenses exceeding the 2% threshold until approved by the board during the first quarter of 2011, resulting in a significant increase over the prior year’s recorded amount. Upon approval, these costs totaling $1,646,818 were expensed in the first quarter of 2011. For the three months ended March 31, 2012, the amounts represent only those expenses incurred during the period.

Equity income (loss) of unconsolidated joint venture increased by $119,880 from a loss of $83,247 in the 2011 period to income of $36,633 for the three months ended March 31, 2012. This represents our ownership share of net income (loss) from our real estate investments as detailed in Note 4 (Equity Method Investments) to our consolidated financial statements. The increase in income is due to improved performance at our real estate investment properties, including increased occupancy during the first quarter of 2012, compared to the same period in 2011.

The table below reflects the components of equity income of unconsolidated joint ventures of $36,633:

	Springhouse	Creekside	Meadowmont	Augusta	Hillsboro	Total
Property Operating Results:
Rental revenue	$1,005,718	$552,309	$1,009,188	$674,771	$889,706	$4,131,692
Operating expenses	(355,643)	(216,570)	(289,231)	(223,009)	(235,213)	(1,319,666)
Net Operating Income (NOI)(1)	650,075	335,739	719,957	451,762	654,493	2,812,026
Major renovation and other expenses	(65,911)	(24,681)	(14,604)	(5,405)	(43,739)	(154,340)
Income Before Debt Service and Depreciation and Amortization	584,164	311,058	705,353	446,357	610,754	2,657,686
Interest Expense(2)	(334,450)	(147,509)	(399,831)	(192,815)	(232,668)	(1,307,273)
Depreciation and amortization	(264,266)	(128,806)	(278,186)	(194,735)	(203,989)	(1,069,982)
Net (loss) income	(14,552)	34,743	27,336	58,807	174,097	280,431
Net income (loss) attributable to JV partners	(8,178)	27,419	23,744	44,306	153,993	241,284
Net income (loss) attributable to the Company	(6,374)	7,324	3,592	14,501	20,104	39,147
Amortization of deferred financing costs paid on behalf of joint ventures	(1,097)	-	(579)	(321)	(517)	(2,514)
Equity income (loss) of unconsolidated joint ventures	$(7,471)	$7,324	$3,013	$14,180	$19,587	$36,633

(1)	We evaluate the performance of our properties based upon NOI, which is a non-Generally Accepted Accounting Principle (“GAAP”) supplemental financial measure. We use NOI to evaluate the operating performance of our real estate and to make decisions concerning the operation of the property. We believe that NOI is essential to the investor in understanding the value of income-producing real estate. Net income is the GAAP measure that is most directly comparable to NOI; however, NOI should not be considered as an alternative to net income as the primary indicator of operating performance as it excludes certain items such as depreciation and amortization, interest expense and corporate general and administrative expenses. Additionally, NOI as defined by us may not be comparable to other REITs or companies as their definitions of NOI may differ from our definition.

(2)	Aggregate debt service coverage ratio of 2.03.

The following is a summary of our investments as of March 31, 2012.

			Our
			Ownership			Debt
			Interest in			Service
Multifamily	Date	Number of	Property		NOI (1)	Coverage
Community	Acquired	Units	Owner	Occupancy %	(in thousands)	Ratio

Springhouse at Newport News	12/03/2009	432	37.50%	94%	$650	1.75

The Reserve at Creekside Village	03/31/2010	192	23.31%	98%	$336	2.11

The Apartments at Meadowmont	04/09/2010	258	16.25%	94%	$720	1.76

The Estates at Perimeter	09/01/2010	240	25.00%	90%	$452	2.31

Gardens at Hillsboro Village	09/30/2010	201	12.50%	98%	$654	2.63

(1)	See table above for a reconciliation of our equity in net (loss) income of unconsolidated joint ventures to the NOI of our properties.

Interest expense, net decreased $19,602 from $85,457 for the three months ended March 31, 2011 to $65,855 for the three months ended March 31, 2012 due to decreased outstanding principle balances during the three months ended March 31, 2012 compared to the same period in 2011. Interest expense, net relates to the affiliate loans for the joint venture investments acquired during 2010 and the borrowing on the Meadowmont line of credit in January of 2011.

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

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our Advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf; however, our Advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by us exceed 15% of gross proceeds from our Initial Public Offering. Through March 31, 2012, including shares issued through our distribution reinvestment plan, we had sold 1,410,697 shares in the offering for gross offering proceeds of $13,148,845 and recorded organization costs of $49,931, other offering costs of $2,486,723 and selling commissions and dealer manager fees of $1,231,872. In addition our Advisor has incurred on our behalf $2,407,524 of offering costs which will become payable as additional offering proceeds are raised to the extent that selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds.

Operating Expenses

Under our advisory agreement our Advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our Advisor’s overhead, such as rent, employee costs, utilities and information technology costs. We do not, however, reimburse our Advisor for personnel costs in connection with services for which our Advisor receives acquisition, origination or disposition fees or for personnel costs related to the salaries of our executive officers. From January 1, 2009 through March 31, 2011, our Advisor and its affiliates incurred $677,415 of operating expenses on our behalf. Our charter limits our total operating expenses at the end of the four preceding fiscal quarters to the greater of (A) 2% of our average invested assets, or (B) 25% of our net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period, notwithstanding the above limitation, we may reimburse amounts in excess of the limitation if a majority or our independent directors determines that such excess amounts were justified based on unusual and non-recurring factors. Due to the limitations discussed above and because operating expenses incurred directly by us have exceeded the 2% threshold, the amount due to the Advisor had not been recorded on our income statement as of December 31, 2010. Further, $973,607 had been recorded as a receivable from the Advisor as of December 31, 2010 for the excess operating expenses incurred directly by us over the 2% threshold. Our Board of Directors, including all of our independent directors, reviewed our total operating expenses for the four fiscal quarters ended December 31, 2009 (and the four fiscal quarters ended each quarter after) and an estimate of our total operating expenses for the four fiscal quarters to end March 31, 2011 and unanimously determined the excess amounts to be justified because of the costs of operating a public company in our early stages of operating. Upon approval of these costs on March 22, 2011, $1,646,818 of total costs, were expensed and $677,415 became a liability to us, payable to our Advisor and its affiliates. As of the Board of Directors has approved such expenses, all 2012 operating expenses have been and will be expensed as incurred. As of March 31, 2012, $4,204 has been reimbursed to the Advisor and the Advisor has agreed to defer further repayment of these costs until a later date.

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

We generally expect to meet our short-term liquidity requirements, such as our operating and administrative expenses, continuing debt service obligations and the payment of distributions, through net cash provided by operations and net proceeds raised in our public offering. Operating cash flow is expected to increase as additional investments are added to our portfolio. We are continuing to raise proceeds in our ongoing Initial Public Offering; however, we suspended our offering on November 17, 2010 in order to restate certain of our financial statements and selling efforts did not recommence until March 2, 2011. In order to fund general working capital while our offering was suspended, on January 20, 2011 we entered a loan agreement for a line of credit with an affiliate of our sponsor that permits us to borrow up to $500,000. On January 20, 2012, the maturity date of the line of credit was extended to July 20, 2012. We borrowed and paid back in full $150,000 during 2011 and have not borrowed any monies from the line of credit as of March 31, 2012. Our current corporate operating expenses exceed the cash flow received from our investments in real estate joint ventures. If the rate at which we raise offering proceeds does not improve significantly, our general and administrative costs will remain higher relative to the size of our portfolio and we may be required to incur additional debt to fund our operations. To the extent cash on hand is not sufficient to meet our short-term liquidity requirements, we expect to utilize credit facilities obtained from affiliates or unaffiliated third parties.

Our sponsor has agreed to provide financial support to our Company sufficient for us to satisfy our obligations and debt service requirements as they come due until at least January 1, 2013, and satisfy all liabilities and obligations of our Company that we are unable to satisfy when due through January 1, 2013. Our sponsor has also agreed to defer payment of asset management fees, acquisition fees and operating and offering costs advanced on our behalf and current year reimbursable operating expenses through 2012 as well as to fund any remaining cash shortfall, as necessary. In addition, as our sponsor has management control of the affiliates that are lenders to us, it has extended the notes that have maturities in 2012 (Augusta and Meadowmont), and has committed to further extend such notes based on our ability to repay those obligations. During the quarter ended March 31, 2012, we repaid in full notes obtained from our Springhouse and Hillsboro affiliates.

In addition, our policy is generally to pay distributions from cash flow from operations. However, some or all of our distributions to date have been paid from proceeds from our public offering and may in the future be paid from additional sources, such as from borrowings, advances from our Advisor, and our Advisor’s deferral of its fees and expense reimbursements.  None of our distributions for the year ended December 31, 2011 or for the three months ended March 31, 2012 were funded with our cash from operations for those same periods. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and repayment of short-term financing of future property acquisitions, through long-term secured and unsecured borrowings.

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

Cash Flows from Operating Activities

As of March 31, 2012, we owned indirect equity interests in five real estate properties. During the three months ended March 31, 2012, net cash used in operating activities was $275,234 and consisted of the following:

•	A net loss of $450,067;
•	Decrease in accounts payable and accrued liabilities of $238,309; and
•	Non-cash adjustment for income in unconsolidated joint ventures of $36,633. This amount includes our pro-rata share of (1) non cash adjustment for the depreciation and amortization at the property level and (2) any non-recurring acquisition costs incurred in the year we acquired our indirect equity interest in the property.

This was offset by the following increases in our cash from operations:

•	Cash distributions received for our unconsolidated joint ventures of $277,030; and
•	Increase in due to affiliates of $144,220.

Cash Flows from Investing Activities

Our cash used in investing for the three months ended March 31, 2012 was $5,860 for planned renovation work related to our indirect equity interests in the real estate properties indicated above.

Cash Flows from Financing Activities

Our cash flows from financing consist primarily of proceeds from the Initial Public Offering (which offering we temporarily suspended from November 17, 2010 until March 2, 2011 in connection with our determination to restate certain of our financial statements) and repayments/proceeds from affiliate loans less distributions paid to our stockholders.

For the three months ended March 31, 2012, net cash provided by financing activities was $93,859, which consisted of the following:

•	$2,809,721 of gross offering proceeds related to our Initial Public Offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $273,487, and (2) offering costs paid by us directly in the amount of $206,699.

This was offset by:

•	Notes payable repayment of $1,903,094;
•	Redemption of common stock of $212,767; and
•	$119,815 of net cash distributions, after giving effect to distributions reinvested by stockholders of $82,944.

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

We believe that MFFO is helpful in assisting management, investors and analysts assess the sustainability of our operating performance, and in particular, after our offering and acquisition stages are complete primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired. Because we are currently in our offering and acquisition stage, we expect that the exclusion of acquisition expense will be our most significant adjustment for the near future, although no acquisition expenses have been incurred in the three months ended March 31, 2012. Thus, MFFO provides helpful information relevant to evaluating the Company’s operating performance in periods in which there is no acquisition activity.

In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management's investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Acquisition costs related to business combinations are to be expensed.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management's analysis of the investing and operating performance of our properties.  In addition, it provides investors with information about our operating performance so they can better assess the sustainability of our operating performance after our offering and acquisition stages are completed.  Acquisition expenses include those incurred with our Advisor or third parties. Table 1 presents our calculation of FFO and MFFO for the three months ended March 31, 2012 and 2011.

Because we have been raising capital in our Initial Public Offering since our inception, did not commence real estate operations until the end of 2009, made several additional equity investments in 2010 and made no investments in 2011, the results presented in Table 1 below are not directly comparable and should not be considered an indication of our future operating performance. Table 2 presents additional information about our MFFO on a property-level basis and presents our calculation of our pro-rata share of MFFO generated by our indirect equity interest in the properties for the three months ended March 31, 2012 and 2011.

	Three Months Ended
TABLE 1	March 31,
	2012	2011

Net Loss(1)	$(450,067)	$(2,413,681)
Add:
Pro-rata share of unconsolidated JV depreciation and amortization(2)	245,366	322,636
FFO	(204,701)	(2,091,045)
Add:
Pro-rata share of unconsolidated JV acquisition costs(2)	-	-
Acquisition costs per statement of operations	-	-
MFFO	$(204,701)	$(2,091,045)

(1)	The net loss for the three months ended March 31, 2011 includes $1,646,818 of excess operating expenses approved by our Board of Directors on March 22, 2011 relating to our total operating expenses for the four fiscal quarters ended December 31, 2009 and the four fiscal quarters ended each quarter after through March 31, 2011.
(2)	This represents our share of depreciation and amortization expense and acquisition costs at the properties that we account for under the equity method of accounting.

TABLE 2	Three Months Ended March 31, 2012
	Springhouse	Creekside	Meadowmont	Augusta	Hillsboro	Total
Equity (loss) income of unconsolidated JV	$(7,471)	$7,324	$3,013	$14,180	$19,587	$36,633
Pro-rata share of unconsolidated JV depreciation and amortization	96,880	31,573	45,205	46,884	24,824	245,366
	89,409	38,897	48,218	61,064	44,411	281,999
Affiliate loan interest, net(1)	(10,932)	-	-	(33,226)	(21,697)	(65,855)
Asset management and oversight fees	(27,422)	(8,303)	(18,359)	(17,353)	(11,028)	(82,465)
Corporate operating expenses(2)	(90,131)	(13,093)	(70,781)	(94,600)	(69,775)	(338,380)

Consolidated MFFO	$(39,076)	$17,501	$(40,922)	$(84,115)	$(58,089)	$(204,701)

(1)	Affiliate notes payable expected to be paid from proceeds of the equity raise.
(2)	Corporate operating expenses have been allocated amongst our portfolio based on the percentage of our investment in the joint venture to our total investments in joint ventures.

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

•	Directors stock compensation of $15,000 and $11,250 was recognized for the three months ended March 31, 2012 and 2011, respectively.
•	Amortization of deferred financing costs paid on behalf of our joint ventures of approximately $2,514 was recognized for both the three months ended March 31, 2012 and 2011.

Distributions

On November 7, 2011, our Board of Directors declared distributions of $0.00191781 per common share based on daily record dates for the period from January 1, 2012 through March 31, 2012. On March 7, 2012, our Board of Directors declared distributions of $0.00191781 per common share based on daily record dates for the period from April 1, 2012 through June 30, 2012. Distributions payable to each stockholder of record were or will be paid in cash on or before the 15th day of the following month. A portion of each distribution may constitute a return of capital for tax purposes. We intend to make regular cash distributions to our stockholders, typically on a monthly basis. As current corporate operating expenses exceed cash flow received from our investments in real estate joint ventures we can make no assurance that our Board of Directors will continue to approve monthly distributions at the current rate; however the recently approved distributions and the distributions paid to date represent an amount that, if paid each month for a 12-month period, would equate to a 7.0% annualized rate based on a purchase price of $10.00 per share.

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

Distributions paid, cash flows from operations and FFO were as follows:

	Distributions Paid
				Cash Flow
				from	Distributions
Period	Cash	Reinvested	Total	Operations	Declared	FFO
First Quarter 2012	$119,815	$77,893	$197,708	$(275,234)	$213,217	$(204,701)

For our three months ended March 31, 2012, we paid total distributions, including distributions reinvested through our distribution reinvestment plan, of approximately $197,708 and our FFO for the three months ended March 31, 2012 was approximately $(204,701). For a discussion of how we calculate FFO and why our management considers it a useful measure of REIT operating performance as well as a reconciliation of FFO to our net loss, please see “—Funds from Operations and Modified Funds From Operations” above.

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 and Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” of our notes to consolidated financial statements.

Subsequent Events

Status of the Offering

For the period April 1, 2012 through May 3, 2012 the Company sold approximately 155,468 shares of common stock for gross proceeds of $1,474,717 including issuances through its distribution reinvestment plan.

Distributions Paid

Distributions Declared Daily For Each Day in Month Listed	Date Paid	Total Distribution	Cash Distribution	Dollar amount of Shares Issued pursuant to the distribution reinvestment plan
March 2012	April 2, 2012	$78,688	$48,909	$29,779
April 2012	May 1, 2012	$83,296	$51,853	$31,443

Distributions Declared

On May 7, 2012, our Board of Directors declared distributions based on daily record dates for the period from July 1, 2012 through September 30, 2012. Distributions payable to each stockholder of record were or will be paid in cash on or before the 15th day of the following month.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On August 8, 2011, our Board of Directors approved an extension of this offering for an additional one-year period, and we expect to offer shares of common stock in our primary offering until October 15, 2012. If we have not sold all of the shares in this offering by October 15, 2012, we intend to extend the primary offering by an additional six months by filing a registration statement to register a follow-on public offering of shares of our common stock prior to October 15, 2012. We may sell shares under the distribution reinvestment plan beyond the termination of the primary offering until we have sold all shares under the plan.

As of March 31, 2012, including shares issued through our distribution reinvestment plan, we had sold approximately 1,410,697 shares of common stock in our ongoing public offering and raised gross offering proceeds of approximately $13,148,845.  From this amount, we incurred approximately $1,231,872 in selling commissions and dealer manager fees payable to our dealer manager. We have used approximately $6,037,554 of net proceeds to purchase interests in real estate, net of notes payable.

Unregistered Sale of Equity Securities

During the three months ended March 31, 2012, we did not sell any equity securities that were not registered under the Securities Act of 1933.

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

During the three months ended March 31, 2012, we redeemed $212,767 of common stock, based on the maximum amount available for repurchases, which was equal to the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2011, totaling $212,767. Under the terms of the share repurchase plan, no additional repurchase requests may be fulfilled in 2012 other than in extraordinary circumstances as determined by our Board of Directors. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during the three months ended March 31, 2012, totaling $82,944, additional redemption requests in 2012 may be redeemed up to that amount in 2013.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 through January 31, 2012	-	-	-	-
February 1, 2012 through February 29, 2012	-	-	-	-
March 1, 2012 through March 31, 2012	23,199	$9.17	23,199	-
Total	23,199	$9.17	23,199	(1)

(1)	A description of the maximum number of shares that may be purchased under our share repurchase plan is included in the narrative preceding this table.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).
4.1	Distribution Reinvestment Plan (included as Exhibit B to the Prospectus dated April 16, 2012, incorporated by reference to Exhibit B to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).
4.2	Form of Subscription Agreement (included as Exhibit A to the Prospectus dated April 16, 2012, incorporated by reference to Exhibit A to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).
10.1	Secured Promissory Note Modification Agreement dated January 20, 2012 between BEMT Meadowmont, LLC and Bluerock Special Opportunity + Income Fund II, LLC, incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed March 13, 2012.
10.2	Secured Promissory Note Modification Agreement dated February 28, 2012 between BEMT Augusta, LLC and Bluerock Special Opportunity + Income Fund II, LLC, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K filed March 13, 2012.
10.3	Secured Promissory Note Modification Agreement dated March 31, 2012 between BEMT Hillsboro Village, LLC and Bluerock Special Opportunity + Income Fund II, LLC (incorporated by reference to Exhibit 10.50 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).
10.4	Letter Agreement between Bluerock Real Estate, LLC and the Company dated March 13, 2012 (incorporated by reference to Exhibit 10.50 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

DATE: May 11, 2012	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

DATE: May 11, 2012	/s/ Jerold E. Novack
Jerold E. Novack
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

