Form 10-Q
period 2012-06-30
Bluerock Enhanced Multifamily Trust, Inc.
filed 2012-08-14
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________  to _______

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

As of August 3, 2012 the Registrant had 1,834,361 shares of Common Stock outstanding.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

FORM 10-Q

June 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Real Estate
Land	$8,420,000	$-
Building and improvements	45,400,806	-
Furniture, fixtures and equipment	1,427,614	-
Total Gross Real Estate Investments	55,248,420	-
Accumulated depreciation	(20,000)	-
Total Net Real Estate Investments	55,228,420	-
Investments in unconsolidated real estate joint ventures (Note 5)	2,481,207	5,387,147
In-place leases, net	1,243,094	-
Cash and cash equivalents	3,719,145	420,570
Restricted cash	646,003	-
Due from affiliates	50,937	-
Accounts receivable, prepaids and other assets	192,133	109,165
Total Assets	$63,560,939	$5,916,882

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Mortgage payable (Note 6)	$41,478,923	$-
Notes payable to affiliates (Note 7)	-	3,834,578
Accounts payable	94,066	119,899
Other accrued liabilities	822,924	471,927
Due to affiliates	2,105,890	1,791,440
Distributions payable	95,488	63,178
Total Liabilities	44,597,291	6,281,022

Commitments and contingencies (Note 11)
Redeemable common stock	127,048	20,745

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value, 250,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 749,999,000 shares authorized; 1,689,327 and 1,113,968 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	16,893	11,140
Nonvoting convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding	10	10
Additional paid-in-capital, net of costs	12,287,436	7,475,175
Cumulative distributions and net losses	(3,899,599)	(7,871,210)
Total Stockholders’ Equity (Deficit)	8,404,740	(384,885)
Noncontrolling interest	10,431,860	-
Total Equity (Deficit)	18,836,600	(384,885)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$63,560,939	$5,916,882

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues
Net rental income	$64,651	$-	$64,651	$-
Other	3,484	-	3,484	-
Total revenues	68,135	-	68,135	-
Expenses
Property operating expenses	16,238	-	16,238	-
Management fees	2,788	-	2,788	-
Depreciation and amortization	48,252	-	48,252	-
General and administrative expenses	384,252	516,182	722,632	2,678,867
Asset management and oversight fees to affiliates	82,551	82,439	165,016	164,731
Real estate taxes and insurance	8,730	-	8,730	-
Total expenses	542,811	598,621	963,656	2,843,598
Other operating activities
Equity in (loss) earnings of unconsolidated joint ventures (Note 4)	(51,063)	(16,173)	(14,430)	(99,420)
Operating income (loss)	(525,739)	(614,794)	(909,951)	(2,943,018)
Other income (expense)
Gain on revaluation of equity on business combination	3,450,460		3,450,460
Gain on sale of joint venture interests	2,014,533	-	2,014,533	-
Interest expense, net	(44,783)	(86,936)	(110,638)	(172,393)
Total other income (expense)	5,420,210	(86,936)	5,354,355	(172,393)

Net (loss) income	4,894,471	(701,730)	4,444,404	(3,115,411)
Net (loss) income attributable to noncontrolling interest	(12,532)	-	(12,532)	-

Net income attributable to common shareholders	$4,907,003	$(701,730)	$4,456,936	$(3,115,411)

Basic Income (Loss) Per Common Share	$3.17	$(0.93)	$3.24	$(4.38)
Diluted Income (Loss) Per Common Share	$3.14	$(0.93)	$3.20	$(4.38)

Weighted Average Basic Common Shares Outstanding	1,546,125	758,259	1,376,687	713,179
Weighted Average Diluted Common Shares Outstanding	1,561,125	758,259	1,392,297	713,179

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Cumulative Distributions	Net Loss to Common Stockholders	Noncontrolling Interests	Total Equity (Deficit)
Balance, January 1, 2011	1,000	$10	677,618	$6,776	$4,586,644	$(232,994)	$(2,745,791)	$-	$1,614,645
Issuance of restricted stock, net	-	-	7,500	75	68,050	-	-	-	68,125
Issuance of common stock, net	-	-	435,575	4,352	3,033,185	-	-	-	3,037,537
Redemptions of common stock	-	-	(6,725)	(63)	63	-	-	-	-
Transfers to redeemable common stock	-	-	-	-	(212,767)	-	-	-	(212,767)
Distributions declared	-	-	-	-	-	(577,094)	-	-	(577,094)
Net loss	-	-	-	-	-	-	(4,315,331)	-	(4,315,331)

Balance at December 31, 2011	1,000	10	1,113,968	11,140	7,475,175	(810,088)	(7,061,122)	-	(384,885)
Issuance of restricted stock, net	-	-	-	-	30,000	-	-	-	30,000
Issuance of common stock, net	-	-	598,558	5,966	4,968,102	-	-	-	4,974,068
Redemptions of common stock	-	-	(23,199)	(213)	213	-	-	-	-
Transfers to redeemable common stock	-	-	-	-	(186,054)	-	-	-	(186,054)
Distributions declared	-	-	-	-	-	(485,325)	-	-	(485,325)
Noncontrolling interests upon acquisition	-	-	-	-	-	-	-	10,444,392	10,444,392
Net loss	-	-	-	-	-	-	4 ,456,936	(12,532)	4,444,404

Balance at June 30, 2012 (Unaudited)	1,000	$10	1,689,327	$16,893	$12,287,436	$(1,295,413)	$(2,604,186)	$10,431,860	$18,836,600

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$4,444,404	$(3,115,411)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,252	-
Amortization of fair value adjustment	(5,332)	-
Equity loss of unconsolidated joint ventures	14,430	99,420
Gain on sale of joint venture interests	(2,014,533)	-
Gain on revaluation of equity on business combination	(3,450,460)	-
Distributions from unconsolidated real estate joint ventures	447,189	519,117
Share-based compensation attributable to director’s stock compensation plan	30,000	22,500
Changes in operating assets and liabilities:
Accounts receivable, prepaids and other assets	29,124	33,390
Accounts payable and other accrued liabilities	(108,766)	(2,903)
Due to affiliates	286,839	1,914,864
Net cash used in operating activities	(278,853)	(529,023)

Cash flows from investing activities:
Cash acquired in excess of acquisition of consolidated real estate investments	96,057	-
Proceeds from sale of joint venture interests	2,957,622	-
Investment in unconsolidated real estate joint ventures	(6,457)	(36,066)
Net cash provided by (used in) investing activities	3,047,222	(36,066)

Cash flows from financing activities:
Distributions on common stock	(278,552)	(172,062)
Proceeds from notes payable	-	150,000
Repayment on notes payable	(3,834,578)	-
Issuance of common stock, net	4,856,103	695,197
Payments to redeem common stock	(212,767)	-
Net cash provided by financing activities	530,206	673,135

Net increase in cash and cash equivalents	3,298,575	108,046
Cash and cash equivalents at beginning of period	420,570	125,237
Cash and cash equivalents at end of period	$3,719,145	$233,283

Supplemental Disclosure of Cash Flow Information – Interest Paid	$100,024	$188,224

Supplemental Disclosure of Noncash Transactions:
Distributions payable	$95,488	$45,996
Redemptions payable	$59,005	$-
Accrued offering costs	$344,534	$-
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan including $36,464 and $16,427 declared but not yet reinvested at June 30, 2012 and 2011, respectively	$186,054	$74,292
Receivable for common stock issuances pursuant to the distribution reinvestment plan	$(36,434)	$-
Net assets acquired (see Note 3 for detailed assets and liabilities acquired)	$5,187,724	$-

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

On August 22, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of its common stock in a primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers and up to $285,000,000 in shares pursuant to its distribution reinvestment plan at $9.50 per share (the “Initial Public Offering”). The SEC declared the Company’s registration statement effective on October 15, 2009. As of May 20, 2010, the Company had received gross offering proceeds sufficient to satisfy the minimum offering amount for the Initial Public Offering. Accordingly, the Company broke escrow with respect to subscriptions received from all states in which the shares are currently being offered. As of June 30, 2012, the Company had accepted aggregate gross offering proceeds of $16,108,759. Also as of June 30, 2012, the Company had redeemed 29,924 shares sold in the Initial Public Offering for $276,101.

The Initial Public Offering was suspended from November 17, 2010 until March 2, 2011 in connection with the Company’s determination to restate certain of its financial statements. These restatements, which were filed on January 19, 2011, resulted in unanticipated costs in the form of accounting, legal fees, and similar professional fees, in addition to the time and attention of the Company’s Chief Financial Officer and members of its accounting team in preparing the restatements. The Company’s current corporate operating expenses exceed the cash flow received from its investments in real estate joint ventures. If the rate at which the Company raises offering proceeds does not improve significantly, its general and administrative costs will remain higher relative to the size of the Company’s portfolio, its portfolio may not be as diversified as it would be otherwise and the Company may need to seek additional sources of funding to address short and long term liquidity requirements. To the extent cash on hand is not sufficient to meet the Company’s short-term liquidity requirements it expects to utilize credit facilities obtained from affiliates or unaffiliated third parties. The Company’s Sponsor has also agreed to defer payment by the Company as needed of asset management fees, acquisition fees and organizational and offering costs incurred by the Company and has also agreed to defer current year reimbursable operating expenses as well as to fund any cash shortfall, as necessary.

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

If the Company has not sold all of the shares in this offering by October 15, 2012, the Company intends to extend the primary offering to April 13, 2013 by filing a registration statement to register a follow-on offering of shares of its common stock prior to October 15, 2012. By filing a registration statement for a follow-on offering prior to October 15, 2012, the Company would be able to continue selling shares of common stock with the same terms and conditions pursuant to that registration statement following April 13, 2013. There is no assurance that the follow-on offering will become effective and to the extent our follow-on offering does not become effective we would not be able to sell securities beyond April 13, 2013. To the extent the Company cannot sell shares of common stock to raise capital after its current offering ends, the Company would need to seek alternative financing arrangements to continue our operations and investment activities. The Company can make no assurances that it will be able to secure alternative financing arrangements if that becomes necessary.

The Company intends to use substantially all of the net proceeds from the Initial Public Offering to invest in a diverse portfolio of real estate and real estate-related assets. As of June 30, 2012, the Company owned, through joint venture partnerships, four multifamily real estate properties discussed in detail in Note 4 – Investments in Real Estate.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which our wholly owned subsidiary and operating partnership, Bluerock Enhanced Multifamily Holdings, L.P., a Delaware limited partnership, or its wholly owned subsidiaries, owns substantially all of the property interests acquired on its behalf.

Because the Company is the sole general partner of its operating partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the operating partnership), the accounts of our operating partnership are consolidated in its consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation. The Company will consider future majority owned and controlled joint ventures for consolidation in accordance with the provisions required by the Consolidation Topic 810 of the Financial Accounting Standards Board (“FASB”) FASB Accounting Standards Codification (“ASC”).

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

Real Estate Assets

Depreciation and Amortization

Real estate costs related to the development and improvement of properties will be capitalized. Acquisition costs are expensed as incurred. Repair and maintenance and tenant turnover costs will be charged to expense as incurred and significant replacements and betterments will be capitalized. Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate asset. The Company considers the period of future benefit of an asset to determine its appropriate useful life and anticipates the estimated useful lives of assets by class to be generally as follows:

Buildings	30 – 35 years
Building improvements	15 years
Land improvements	15 years
Furniture, fixtures and equipment	5 – 7 years
In-place leases	6 months

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real Estate Purchase Price Allocation

The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition-date fair values. Acquisition costs are expensed as incurred.

Intangible assets include the value of in-place leases, which represents the estimated fair value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. The Company amortizes the value of in-place leases to expense over the remaining non-cancelable term of the respective leases, which is on average six months.

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods and the number of years the property will be held for investment. The use of inappropriate assumptions could result in an incorrect valuation of acquired tangible assets, identifiable intangible assets and assumed liabilities, which could impact the amount of the Company’s net income (loss).

Impairment of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverabilitiy of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding any asset changes in the future, the Company may have to record an impairment to reduce the net book value of such individual asset.

Rents and Other Receivables

The Company will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required payments under lease agreements. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of tenants in developing these estimates.

Restricted Cash

Restricted cash is comprised of lender impound reserve accounts on the Company’s borrowings for escrow deposits and amounts set aside for real estate taxes and insurance.

Noncontrolling Interests

Noncontrolling interests are comprised of our joint venture partners’ interests in the joint ventures in multifamily communities that we consolidate. We report our joint venture partners’ interest in our consolidated real estate joint ventures and other subsidiary interests held by third parties as noncontrolling interests. We record these noncontrolling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments’ net income or loss or equity contributions and distributions. These noncontrolling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the noncontrolling interest holder based on its economic ownership percentage.

Revenue Recognition

Rental income related to leases is recognized on an accrual basis when due from residents, generally on a monthly basis. Any deferred revenue is recorded as a liability within deferred lease revenues and other related liabilities.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selling Commissions and Dealer Manager Fees

The Company pays the dealer manager up to 7% and 2.6% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid with respect to certain volume discount sales. No sales commission or dealer manager fee is paid with respect to shares issued through the distribution reinvestment plan. The dealer manager may re-allow all or a portion of sales commissions earned to participating broker-dealers. The dealer manager may re-allow, in its sole discretion, to any participating broker-dealer a portion of its dealer manager fee as a marketing fee. As of June 30, 2012 and December 31, 2011, the Company has incurred $1,504,296 and $958,386, respectively, of selling commissions and dealer manager fees.

Note 3 – Business Combinations and Sale of Joint Venture Equity Interests

Consolidation of Previously Unconsolidated Properties

In June 2012, the Company entered into a Membership Interest Purchase and Sale Agreement pursuant to which the Company completed the purchase of an additional 1.0% joint venture equity interest in BR Springhouse Managing Member, LLC (the “Springhouse Managing Member JV Entity”) and an additional 2.0% joint venture equity interest in BR Creekside Managing Member, LLC (the “Creekside Managing Member JV Entity”), for an aggregate purchase price of $202,532, excluding closing costs. We recognized a gain of $3,450,460, net of acquisition costs, related to the revaluation of our equity interest for the difference between our carrying value in the unconsolidated real estate joint ventures and the fair value of our ownership interests at acquisition. The fair value was derived from the price terms of the purchase agreement, which were determined based on Member Appraisal Institute (“MAI”), independent appraisals dated May 2012. The purchases closed at the end of June 2012.

As a result of the closings of the interest purchases, our joint venture interests in the Springhouse Managing Member JV Entity increased from 50% to 51% and our joint venture interests in the Creekside Managing Member JV Entity increased from 33.33% to 35.33%. In addition, the related joint venture operating agreements were modified to grant the Company sole control of the operations of both properties.

Business Combination Summary Information

The following table presents certain additional information regarding our business combinations. The amounts allocated to the major assets acquired and liabilities assumed are preliminary, and are as follows:

	Springhouse at Newport News	The Reserve at Creekside Village	Total

Land	$6,500,000	$1,920,000	$8,420,000
Building and improvements	27,481,311	17,919,495	45,400,806
Furniture, fixtures and equipment	1,010,818	416,796	1,427,614
In-place lease value	818,879	452,467	1,271,346
Cash and cash equivalents	40,803	334,946	375,749
Restricted cash	272,999	373,004	646,003
Accounts receivables, prepaids and other	63,634	36,868	100,502
Total assets	36,188,444	21,453,576	57,642,020

Mortgage payable	26,482,194	15,002,061	41,484,255
Accounts payable	1,667	44,594	46,261
Other accrued liabilities	249,595	228,211	477,806
Due to affiliates	495	1,087	1,582
Noncontrolling interest	5,816,058	4,628,334	10,444,392
Net Assets	$3,638,435	$1,549,289	$5,187,724

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale of Joint Venture Equity Interests

In June 2012, the Company sold all of its joint venture interest in BR Meadowmont Managing Member, LLC (the “Meadowmont Managing Member JV Entity”), for an aggregate sale price of $3,113,581, excluding closing costs and a disposition fee paid to an affiliate of the Advisor of $136,216 and recognized a gain on the sale of $2,014,533, net of disposition fees.

After the business combination and sale of joint venture equity interests, the Company has two consolidated multifamily properties and two unconsolidated multifamily properties as of June 30, 2012.

The following unaudited consolidated pro forma information is presented as if we acquired the additional joint venture interest in the Springhouse Managing Member JV Entity and the Creekside Managing Member JV Entity and sold our joint venture interest in the BR Meadowmont Managing Member JV Entity on January 1, 2011. The information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition and disposition fees of $219,376 for both the three and six months ended June 30, 2012, respectively. There were no acquisition or disposition related expenses during the three or six months ended June 30, 2011. We have also excluded the related gain on revaluation of equity, as well as the gain on the sale of the Meadowmont Managing Member JV Entity equity interests. The information presented below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2011, nor does it purport to represent our future operations (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$1,542,190	$1,512,702	$3,100,217	$2,950,094
Depreciation and amortization	$(450,006)	$(1,085,680)	$(900,013)	$(2,171,359)
Net income (loss)	$(246,276)	$(1,098,664)	$(423,177)	$(2,257,628)
Net income (loss) attributable to noncontrolling interest	$113,415)	$(354,068)	$246,496	$(700,672)
Net income (loss attributable to common shareholders	$(359,690)	$(744,596)	$(669,673)	$(1,556,956)
Net income (loss) per common share	$(0.23)	$(0.98)	$(0.49)	$(2.18)

Note 4 – Investments in Real Estate

As of June 30, 2012 the Company has invested in the following real estate properties through joint venture partnerships. The following table provides summary information regarding the Company’s investments ($ in thousands), that are either consolidated or presented on the equity method of accounting.

					Joint Venture Investment Information
Multifamily Community Name/Location	Approx. Rentable Square Footage	Number of Units	Date of Initial Acquisition	Property Acquisition Cost(1)	Gross Amount of Our Investment	Our Ownership Interest in Property Owner	Approx. Annualized Base Rent (2)	Average Annual Effective Rent Per Unit(3)	Approx. % Leased
Springhouse at Newport News/Newport News, Virginia	310,826	432	12/03/2009	$29,250	$2,670	38.25%	$4,293	$10	94%

The Reserve at Creekside Village/Chattanooga, Tennessee	211,632	192	03/31/2010	$14,250	$717	24.70%	$2,214	$11	95%

The Estates at Perimeter/ Augusta, Georgia	266,148	240	09/01/2010	$24,950	$1,931	25.00%	$2,980	$12	90%

Gardens at Hillsboro Village/ Nashville, Tennessee	187,430	201	09/30/2010	$32,394	$1,298	12.50%	$3,576	$18	98%

Total/Average	976,036	1,065		$100,844	$6,616		$13,063	$13	94%

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Property Acquisition Cost excludes acquisition fees and closing costs.
(2)	Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases as of June 30, 2012 and does not take into account any rent concessions or prospective rent increases.
(3)	Annual effective rent per unit includes the effect of tenant concessions over the term of the lease.

As of June 30, 2012, the major components of our consolidated real estate properties, Springhouse at Newport News and The Reserve at Creekside Village, were as follows:

Property	Land	Building and Improvements	Furniture, Fixtures and Equipment	Totals
Springhouse	$6,500,00000	$27,481,311	$1,010,818	$34,992,129
Creekside	1,920,000	17,919,495	416,796	20,256,291
	$8,420,000	$45,400,806	$1,427,614	$55,248,420
Less: Accumulated Depreciation	-	(16,828)	(3,172)	(20,000)
Totals	$8,420,000	$45,383,978	$1,424,442	$55,228,420

Depreciation expense was $20,000 for the three and six months ended June 30, 2012. There was no depreciation expense for the three and six months ended June 30, 2011, as all of our investments were reported under the equity method of accounting and, thus, presented in a single, net line item amount.

Costs of intangibles related to our consolidated investments in real estate consist of the value of in-place leases. These in-place leases are amortized over the remaining term of the in-place leases, approximately a six-month term. Amortization expense related to our in-place leases was $28,252 for the three and six months ended June 30, 2012. There was no amortization expense associated with our in-place leases during the three and six months ended June 30, 2011, as all of our investments were reported under the equity method of accounting and, thus, presented in a single, net line item amount.

Operating Leases

The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary, for duration equal to 12 months or less. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the consolidated real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as a security deposit vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $94,179 as of June 30, 2012 for the Company’s consolidated real estate properties. There were no security deposits recorded as of December 31, 2011, as all of our investments were reported under the equity method of accounting and, thus, presented in a single, net line item amount. No individual tenant represents over 10% of the Company’s annualized base rent for the consolidated real estate properties.

Note 5 – Equity Method Investments

The Company accounted for the acquisitions of our unconsolidated interests in properties through managing member LLCs in accordance with the provisions of the Consolidation Topic 810 of the FASB ASC. Following is a summary of the Company’s ownership interest by property as of June 30, 2012, for investments we report under the equity method of accounting.

Property	Joint Venture Interest	Managing Member LLC Interest	Indirect Equity Interest in Property
Augusta	50.00%	50.00%	25.00%
Hillsboro	37.57%	33.27%	12.50%

For Augusta and Hillsboro, the Company’s initial contributions into the managing member LLCs were funded through loans from an affiliate; however, on June 29, 2012 and March 30, 2012, respectively, the loans were repaid and the managing member LLCs were no longer considered VIEs. The Company then analyzed the managing member LLCs under a voting interest model and determined that the investments in the unconsolidated joint ventures should be accounted for under the equity method as each member of the managing member LLC had an equal voting interest.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The carrying amount of the Company’s investments in unconsolidated joint ventures was $2,481,206 and $5,387,147 as of June 30, 2012 and December 31, 2011, respectively. Summary unaudited information for Augusta and Hillsboro as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011 are as follows:

	June 30, 2012	December 31, 2011
Balance Sheet:
Real estate, net of depreciation	$54,207,153	$54,788,607
Other assets	1,620,047	1,632,794
Total assets	$55,827,200	$56,421,401

Mortgage payable	$41,154,000	$41,154,000
Other current liabilities	785,015	803,085
Total liabilities	$41,939,015	$41,957,085
Stockholders’ equity	13,888,185	14,464,316
Total liabilities and stockholders’ equity	$55,827,200	$56,421,401

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Operating Statement:
Rental revenues	$1,580,782	$1,489,247	$3,145,259	$2,922,884
Operating expenses	(562,998)	(511,578)	(1,070,364)	(1,007,738)

Income before debt service, acquisition costs, and depreciation and amortization	1,017,784	977,669	2,074,895	1,915,146
Mortgage interest	(425,483)	(425,483)	(850,966)	(846,290)
Depreciation and amortization	(409,564)	(390,996)	(808,288)	(1,274,033)
Net income (loss)	182,737	161,190	415,641	(205,177)
Net (income) loss attributable to JV partners	(158,013)	(143,050)	(356,312)	160,588
	24,724	18,140	59,329	(44,589)
Amortization of deferred financing costs paid on behalf of joint ventures	(839)	(839)	(1,677)	(1,677)
Equity in earnings (loss) of unconsolidated joint ventures	$23,885	$17,301	$57,652	$(46,266)

Note 6 – Mortgages Payable

Springhouse Mortgage Payable

On December 3, 2009, the Company, through an indirect subsidiary (the “Springhouse Borrower”), entered into a loan with CWCapital LLC, a Massachusetts limited liability company, for an amount of $23,400,000 (the “Springhouse Senior Loan”), which loan is secured by the Springhouse property. The loan was subsequently sold to the Federal Home Loan Mortgage Corporation (Freddie Mac). The Springhouse Senior Loan matures on January 1, 2020 and bears interest at a fixed rate of 5.660% per annum. Monthly payments were interest-only for the first two years of the Springhouse Senior Loan. Yield maintenance payments will be required to the extent prepaid before the sixth month prior to the maturity date; during the period from the sixth month prior to the maturity date to the third month prior to the maturity date, a prepayment premium of 1% of the loan amount will be required, and thereafter the loan may be prepaid without penalty. The Springhouse Senior Loan is nonrecourse to the Springhouse Borrower with recourse carve-outs for certain deeds, acts or failures to act on the part of the Springhouse Borrower, or any of its officers, members, managers or employees.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Creekside Mortgage Payable

On October 13, 2010, the Company, through an indirect subsidiary (the “Creekside Borrower”), entered into a U.S. Department of Housing and Urban Development (HUD) loan agreement with Walker & Dunlop, LLC, a Delaware limited liability company, for an amount of $12,972,200 (the “Creekside Senior Loan”), which loan is secured by the Creekside property. The Creekside Senior Loan matures on November 1, 2050 and bears interest at a fixed rate of 4.60% per annum. Prepayment of the Creekside Senior Loan is prohibited before December 1, 2012. On or after December 1, 2012 until November 30, 2020 a prepayment premium equal to a percentage of the principal balance would be due. The prepayment premium is 8% on December 1, 2012 and reduces by 1% every December 1 until December 1, 2020 when the Creekside Senior Loan can be prepaid without penalty. The Creekside Senior Loan is nonrecourse to the Creekside Borrower, subject to certain provisions in the HUD Regulatory Agreement, which states that the Creekside Borrower and all of its existing and future members will be liable for any funds or property which they receive but are not entitled to and for acts and deeds by themselves or others which they have authorized in violation of the provisions of the Regulatory Agreement.

As of June 30, 2012, contractual principal payments for the five subsequent years and thereafter are as follows:

Year	Total
2012	$214,956
2013	430,380
2014	454,215
2015	479,382
2016	502,325
Thereafter	33,987,453
$36,068,711
Add: Fair value debt adjustment	5,410,212
Total	$41,478,923

Note 7 – Notes Payable

The carrying amounts of the notes payable as of June 30, 2012 and December 31, 2011 are as follows:

			Principal Outstanding
Note Payable	Maturity	Interest Rate as of June 30, 2012	June 30, 2012	December 31, 2011
Augusta	August 28, 2012	7.0%	$-	$1,931,484
Springhouse	June 3, 2012	7.0%	-	646,067
Hillsboro	March 31, 2012	7.0%	-	1,257,027
			$-	$3,834,578

On September 1, 2010, BEMT Augusta LLC (“BEMT Augusta”), entered into a loan agreement with one of our Advisor’s affiliates, Bluerock Special Opportunity + Income Fund, LLC (“BEMT Co-Investor”) pursuant to which it borrowed $1.9 million (the “BEMT Co-Investor Augusta Loan”), in connection with the Augusta Property closing. The BEMT Co-Investor Augusta Loan initially had a six-month term maturing February 28, 2011, which was subsequently extended to August 31, 2011, and again to February 28, 2012 and again to August 28, 2012. It bore interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. Interest on the loan was paid on a current basis from cash flow distributed to us from BR Augusta Managing Member, LLC (“Augusta Managing Member JV Entity”). The BEMT Co-Investor Augusta Loan was secured by a pledge of our indirect membership interest in the Augusta property and a pledge of BEMT Augusta’s membership interest in the Augusta Managing Member JV Entity. The remaining loan balance, plus accrued interest, was paid in full on June 29, 2012.

On December 3, 2009, BEMT Springhouse LLC, a wholly-owned subsidiary of our operating partnership (“BEMT Springhouse”), entered into a loan agreement with BEMT Co-Investor pursuant to which BEMT Springhouse borrowed $2.8 million (the “BEMT Co-Investor Springhouse Loan”). The BEMT Co-Investor Springhouse Loan initially had a six-month term, maturing June 3, 2010, which was subsequently extended to December 3, 2010, and again to June 3, 2011, and again to December 3, 2011 and again to June 3, 2012.  It bore interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. Interest on the loan was paid on a current basis from cash flow distributed to us from BR Springhouse Managing Member, LLC (the “Springhouse Managing Member JV Entity”). The BEMT Co-Investor Springhouse Loan was secured by a pledge of our indirect membership interest in the Springhouse property and a pledge of BEMT Springhouse’s membership interest in the Springhouse Managing Member JV Entity. A partial repayment in the amount of $1.1 million was made on June 23, 2010. An additional partial repayment in the amount of $1.0 million was made on December 29, 2011. The remaining loan balance, plus accrued interest, was paid in full on March 30, 2012.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On September 30, 2010, BEMT Hillsboro LLC entered into a loan agreement with one of our Advisor’s affiliates, Bluerock Special Opportunity + Income Fund II, LLC (“BEMT Co-Investor II”) pursuant to which it borrowed $1.3 million (the “BEMT Co-Investor II Hillsboro Loan).  The BEMT Co-Investor II Hillsboro Loan initially had a six-month term maturing March 31, 2011, which was subsequently extended to September 30, 2011, and again to March 31, 2012.  It bore interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized.  Interest on the loan was paid on a current basis from cash flow distributed to us from BR Hillsboro Managing Member, LLC (“Hillsboro Managing Member JV Entity”). The BEMT Co-Investor II Hillsboro Loan was secured by a pledge of our indirect membership interest in the Hillsboro property and a pledge of BEMT Hillsboro’s membership interest in the Hillsboro Managing Member JV Entity. The loan plus accrued interest was paid in full on March 30, 2012.

Note 8 – Fair Value Disclosure

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

The following table summarizes the book value and changes in the fair value of our Level 3 inputs for the six months ended June 30, 2012 (in thousands):

Mortgages Payable	Book Value at December 31, 2011	Book Value at June 30, 2012	Fair Value at December 31, 2011	Assumption Due to Business Combination	Fair Value at June 30, 2012
Springhouse	$-	$26,478	$-	$26,482	$26,482
Creekside	-	15,001	-	15,002	15,002
Totals	$-	$41,479	$-	$41,484	$41,484

As of June 30, 2012, the Company believes the carrying values of cash and cash equivalents, restricted cash, accounts receivable, prepaids and other assets, payables to affiliates, accounts payable, accrued liabilities and distributions payable approximate their fair values based on their highly-liquid nature. The only nonrecurring fair value measurements during the three and six months ended June 30, 2012 were in connection with the consolidation of previously unconsolidated properties, as discussed in Note 3, “Business Combinations.” As of June 30, 2012 and December 31, 2011, the Company had no significant assets or liabilities measured at fair value on a recurring or nonrecurring.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 – Related Party Transactions

In connection with the Company’s investments it entered into loan agreements with Bluerock Special Opportunity + Income Fund, LLC and Bluerock Special Opportunity + Income Fund II, LLC, the terms of which are described above in Note 7 - Notes Payable.

As of June 30, 2012, $2,965,111 of organizational and offering costs have been incurred on the Company’s behalf. The Company is liable to reimburse these costs only to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Initial Public Offering. When recorded by the Company, organizational costs are expensed and third-party offering costs are charged to stockholders’ equity. Organizational and offering costs will be reimbursed from the gross proceeds of the Initial Public Offering. Through June 30, 2012, $2,690,643 of offering costs have been charged to stockholders’ equity.

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

The Advisor receives 1.75% of the purchase price of a property or investment for its services in connection with the investigation, selection, sourcing, due diligence and acquisition of that property or investment. The purchase price of a property or investment will equal the amount paid or allocated to the purchase, development, construction or improvement of a property, inclusive of expenses related thereto, and the amount of debt associated with such real property or investment. The purchase price allocable for joint venture investments will equal the product of (1) the purchase price of the underlying property and (2) the Company’s ownership percentage in the joint venture. The Company will pay the Advisor an origination fee in lieu of an acquisition fee for services in connection with the investigation, selection, sourcing, due diligence, and acquisition of mortgage, subordinated, bridge or other loans of 1.75% of the principal amount of the borrower’s loan obligation or of the purchase price of any loan the Company purchases including third-party expenses. Acquisition and disposition fees of $216,376 have been paid during both the three and six months ended June 30, 2012. No acquisition or disposition fees were paid during the three and six months ended June 30, 2011.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Advisor also receives a financing fee equal to 1% of the amount, under any loan or line of credit, made available to the Company. The Advisor may re-allow some or all of this fee to reimburse third parties with whom it may subcontract to procure such financing for the Company. In addition, to the extent the Advisor provides a substantial amount of services in connection with the disposition of one or more of our properties or investments (except for securities that are traded on a national securities exchange), the Advisor will receive fees equal to the lesser of (A) 1.5% of the sales price of each property or other investment sold or (B) 50% of the selling commission that would have been paid to a third-party broker in connection with such a disposition. In no event may disposition fees paid to the Advisor or its affiliates and unaffiliated third parties exceed in the aggregate 6% of the contract sales price. In addition to the fees payable to the Advisor, the Company reimburses the Advisor for all reasonable expenses incurred in connection with services provided to the Company, subject to the limitation that it will not reimburse any amount that would cause the Company’s total operating expenses at the end of the four preceding fiscal quarters to exceed the greater of 2% of our average invested assets or 25% of its net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period. Notwithstanding the above, the Company may reimburse amounts in excess of the limitation if a majority of its independent directors determines such excess amount was justified based on unusual and non-recurring factors. If such excess expenses are not approved by a majority of the Company’s independent directors, the Advisor must reimburse us at the end of the four fiscal quarters the amount by which the aggregate expenses during the period paid or incurred by us exceeded the limitations provided above. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition, origination or disposition fees. From January 1, 2009 through March 31, 2011, the Company’s Advisor and its affiliates incurred $677,415 of operating expenses on our behalf. Due to the limitation discussed above and because operating expenses incurred directly by the Company exceeded the 2% threshold, the amount due to the Advisor had not been recorded on its income statement as of December 31, 2010. Further, $973,607 had been recorded as a receivable from the Advisor as of December 31, 2010 for the excess operating expenses incurred directly by the Company over the 2% threshold. The Company’s Board of Directors, including all of its independent directors, reviewed the total operating expenses for the four fiscal quarters ended December 31, 2009 (and the four fiscal quarters ended each quarter after) and an estimate of the Company’s total operating expenses for the four fiscal quarters to end March 31, 2011 and unanimously determined the excess amount to be justified because of the costs of operating a public company in its early stage of operation. Upon approval of these costs on March 22, 2011, $1,646,818 of these costs were expensed and $677,415 became a liability to the Company, payable to its Advisor and its affiliates. As the Board of Directors has previously approved such expenses, all 2011 and 2012 operating expenses have been and will be expensed as incurred. As of June 30, 2012, $59,005 has been reimbursed to the Company’s Advisor and the Advisor has agreed to defer further repayment of these costs until a later date.

The Company has issued 1,000 shares of convertible stock, par value $0.01 per share, to the Company’s Advisor. The convertible stock will convert to shares of common stock if and when: (A) the Company has made total distributions on the then outstanding shares of its common stock equal to the original issue price of those shares plus an 8% cumulative, non-compounded, annual return on the original issue price of those shares or (B) subject to specified conditions, the Company lists its common stock for trading on a national securities exchange. A “listing” will be deemed to have occurred on the effective date of any merger of the Company in which the consideration received by the holders of its common stock is the securities of another issuer that are listed on a national securities exchange. Upon conversion, each share of convertible stock will convert into a number of shares of common stock equal to 1/1000 of the quotient of (A) 15% of the excess of (1) the Company’s “enterprise value” (as defined in the Company’s charter) plus the aggregate value of distributions paid to date on the outstanding shares of its common stock over the (2) aggregate purchase price paid by the stockholders for those shares plus an 8% cumulative, non-compounded, annual return on the original issue price of those shares, divided by (B) the Company’s enterprise value divided by the number of outstanding shares of common stock, in each case calculated as of the date of the conversion. If an event triggering the conversion occurs after the advisory agreement with the Advisor is not renewed or terminates (other than because of a material breach by the Advisor), the number of shares of common stock the Advisor will receive upon conversion will be prorated to account for the period of time the advisory agreement was in force.

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

Pursuant to the terms of the advisory agreement, summarized below are the related-party amounts payable as of June 30, 2012 and December 31, 2011. Related-party amounts receivable of $50,937 as of June 30, 2012 were primarily related to cash distributions due to us as part of the sale of our joint venture equity interests in Meadowmont. There were no related-party amounts receivable as of December 31, 2011.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2012	December 31, 2011
Asset management and oversight fees	$727,749	$562,732
Acquisitions fees	81,776	81,776
Financing fees	14,491	14,491
Reimbursable operating expenses	1,018,654	900,512
Reimbursable offering costs	196,309	171,099
Reimbursable organizational costs	49,931	49,931
Other	16,980	10,899
Total related-party amounts payable	$2,105,890	$1,791,440

In addition to the amounts shown above, the Company’s Advisor has incurred on the Company’s behalf $2,407,524 of offering costs which will become payable as additional offering proceeds are raised to the extent that selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds.

Note 10 – Stockholders’ Equity

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders, less dividends on restricted stock expected to vest plus gains on redemptions on common stock, by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing net income (loss) attributable to common shareholders by the sum of the weighted average number of common shares outstanding and any potential dilutive shares for the period. Under the two-class method of computing earnings per share, net income (loss) attributable to common shareholders is computed by adjusting net loss for the non-forfeitable dividends paid on non-vested restricted stock.

The following table reconciles the components of basic and diluted net income (loss) per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income (loss) attributable to common shareholders	$4,907,003	$(701,730)	$4,456,936	$(3,115,411)
Dividends on restricted stock expected to vest	(2,618)	(3,403)	(5,448)	(6,139)
Gain on redemption of common stock(2)	-	-	3,768	-
Basic net income (loss) attributable to common shareholders	$4,904,385	$(705,133)	$4,455,256	$(3,121,550)
Weighted average common shares outstanding	1,546,125	758,259	1,376,687	713,179

Potential dilutive shares (1)	15,000	-	15,610	-
Weighted average common shares outstanding and potential dilutive shares	1,561,125	758,259	1,392,297	713,179

Basic income (loss) per share	$3.17	$(0.93)	$3.24	$(4.38)
Diluted income (loss) per share	$3.14	$(0.93)	$3.20	$(4.38)

(1) Excludes 19,500 shares related to non-vested restricted stock for the three months ended June 30, 2011, and 17,685 shares for the six months ended June 30, 2011, as the effect would be anti-dilutive. Also excludes any dilution related to the 1,000 shares of convertible stock as currently there would be no conversion into common shares.

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

The Company limits the dollar value of shares that may be repurchased under the program as described above. During the six months ended June 30, 2012, the Company redeemed $212,767 of common stock based on the maximum amount available for repurchases, which was equal to the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2011, totaling $212,767. Under the terms of the share repurchase plan, no additional repurchase requests may be fulfilled in 2012 other than in extraordinary circumstances as determined by our board of directors. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during the six months ended June 30, 2012, totaling $186,054, additional redemption requests in 2012 may be redeemed up to that amount in 2013. As the Company has received additional redemption requests, totaling $59,005, that it will have capacity to fill in 2013 based on net proceeds from the sale of the shares under the dividend reinvestment plan for the six months ended June 30, 2012, it has reclassified this amount from redeemable common stock to other accrued liabilities as of June 30, 2012.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based Compensation for Independent Directors

The Company’s independent directors received an automatic grant of 5,000 shares of restricted stock on the effective date of the Initial Public Offering and will receive an automatic grant of 2,500 shares of restricted stock when such directors are reelected at each annual meeting of the Company’s stockholders thereafter. Each person who thereafter is elected or appointed as an independent director will receive an automatic grant of 5,000 shares of restricted stock on the date such person is first elected as an independent director and an automatic grant of 2,500 shares of restricted stock when such director is reelected at each annual meeting of our stockholders thereafter. To the extent allowed by applicable law, the independent directors will not be required to pay any purchase price for these grants of restricted stock. The restricted stock will vest 20% at the time of the grant and 20% on each anniversary thereafter over four years from the date of the grant. All restricted stock may receive distributions, whether vested or unvested. The value of the restricted stock to be granted is not determinable until the date of grant. During the six months ended June 30, 2012, no shares of restricted stock have been granted to the three independent directors.

A summary of the status of the Company’s non-vested shares as of June 30, 2012, and changes during the six months ended June 30, 2012, is as follows:

Non Vested shares	Shares	Weighted average grant-date fair value
Balance at January 1, 2012	16,500	$165,000
Granted	-	-
Vested	(1,500)	(15,000)
Forfeited	-	-
Balance at June 30, 2012	15,000	$150,000

At June 30, 2012, there was $108,750 of total unrecognized compensation cost related to unvested stock options granted under the Plan. The original cost is expected to be recognized over a period of four years. The total fair value of shares vested during the six months ended June 30, 2012 was $15,000.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Distributions

Distributions, including distributions paid by issuing shares under the distribution reinvestment plan, for the six months ended June 30, 2012 were as follows:

	Distributions
2012	Declared	Paid
First Quarter	$213,217	$197,708
Second Quarter	$272,107	$255,192

Distributions are calculated based on stockholders of record each day during the period at a rate of $0.00191781 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share.

Note 11 – Commitments and Contingencies

The Company is subject to various legal actions and claims arising in the ordinary course of business. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations or liquidity of the Company.

Note 12 – Economic Dependency

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

Note 13 – Subsequent Events

The Company has performed an evaluation of subsequent events through the date the Company’s consolidated financial statements were issued. No material subsequent events, other than the items disclosed below, have occurred that required recognition or disclosure in these financial statements.

Potential Investment

On August 7, 2012, our board of directors approved an investment in 23Hundred @ Berry Hill (“Berry Hill”), a to-be developed 266-unit class A multifamily community located in Nashville, Tennessee. The investment will be through a joint venture consisting of a wholly owned subsidiary of our operating partnership (“BEMT Berry Hill”), BEMT Co-Investor, an affiliate of our sponsor, and BEMT Co-Investor II, an affiliate of our sponsor, and Stonehenge Real Estate Group, an unaffiliated entity (“Stonehenge”). BEMT Berry Hill is expected to have an approximate 34.6% indirect equity interest. Our initial equity capital investment through BEMT Berry Hill is expected to be approximately $3.5 million. The total projected development cost for the Berry Hill property is approximately $33.7 million, or $126,700 per unit, with approximately $10.1 million of gross equity from the joint venture entity. Stonehenge has received a commitment from a construction lender for up to 70% of the project cost, or approximately $23.6 million. The closing of this investment is still subject to significant contingencies, and there are no assurances that this investment will be completed.

Independent Directors Stock Grants

Also on August 7, 2012, the Company’s three independent directors received an automatic grant of 2,500 shares each of restricted stock for their re-election to the board of directors.

Status of the Offering

For the period July 1, 2012 through August 3, 2012 the Company sold approximately 108,801 shares of common stock for gross proceeds of $1,370,335 including issuances through its distribution reinvestment plan.

Distributions Paid

Distributions Declared Daily For Each Day in Month Listed	Date Paid	Total Distribution	Cash Distribution	Dollar amount of Shares Issued pursuant to the Distribution Reinvestment plan

June 2012	July 2, 2012	$95,488	$59,054	$36,434

July 2012	August 1, 2012	$103,905	$64,331	$39,574

Distributions Declared

On August 7, 2012, our Board of Directors declared distributions based on daily record dates for the period from October 1, 2012 through December 31, 2012. Distributions payable to each stockholder of record were or will be paid in cash on or before the 15th day of the following month.

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history, which makes our future performance difficult to predict.

•	We will rely on our Advisor, an affiliate of our officers and non-independent directors, to manage our business and select and manage investments. The success of our business will depend on the success of our Advisor in performing these duties.

•	Our officers and non-independent directors have substantial conflicts of interest because they also are officers and owners of our Advisor and its affiliates, including our sponsor and our dealer manager.

•	During the early stages of our operations, we have funded and expect to continue to fund distributions from the un-invested proceeds of our public offering and borrowings. Thereafter, we may pay distributions from un-invested proceeds of our public offering, borrowings and the sale of assets to the extent distributions exceed our earnings or cash flows from operations.

•	For the year ended December 31, 2011, and the three and six months ended June 30, 2012, none of our distributions paid during those periods were covered by our cash flow from operations or our funds from operations for those same periods.

•	To the extent we sell substantially less than the maximum number of shares in our public offering, we may not have sufficient funds, after the payment of offering and related expenses, to acquire a diverse portfolio of properties.

•	We may fail to qualify as a REIT for federal income tax purposes. We would then be subject to corporate level taxation and we would not be required to pay any distributions to our stockholders.

•	Our current corporate operating expenses exceed the cash flow received from our investments in real estate joint ventures. If the rate at which we raise offering proceeds does not improve significantly, our general and administrative costs will remain higher relative to the size of our portfolio.

•	If we have not sold all of the shares in this offering by October 15, 2012, we intend to extend the primary offering to April 13, 2013 by filing a registration statement to register a follow-on offering of shares of our common stock prior to October 15, 2012. By filing a registration statement for a follow-on offering prior to October 15, 2012, we would also be able to continue selling shares of common stock with the same terms and conditions pursuant to that registration statement following April 13, 2013. There is no assurance that the follow-on offering will become effective and to the extent our follow on offering does not become effective we would not be able to sell securities beyond April 15, 2013. To the extent the Company cannot sell shares of common stock to raise capital after its current offering ends, the Company would need to seek alternative financing arrangements to continue our operations and investment activities. The Company can make no assurances that it will be able to secure alternative financing arrangements if that becomes necessary.

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

As of May 20, 2010 we had received gross offering proceeds sufficient to satisfy the minimum offering amount. Accordingly we broke escrow with respect to subscriptions received from all states in which our shares are currently being offered. During the six months ended June 30, 2012, we raised $5,767,754 in gross proceeds. A primary use of funds was the pay down of affiliate notes and short term debt of approximately $3,834,578. Our Total Equity increased $8,821,964 from a deficit of $384,885 as of December 31, 2011 to equity of $8,437,079 as of June 30, 2012.  The increase in our Total Equity is primarily attributable to the $5,767,754 in gross proceeds raised along with a $2,153,749 gain on the sale of Meadowmont and a $3,527,620 gain on the revaluation of equity on business combinations, not including any acquisition or disposition costs.   As of August 3, 2012 we had accepted aggregate gross offering proceeds of $17,477,213.  We will experience a relative increase in liquidity as we accept additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition, development and operation of our assets.

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

Results of Operations

The SEC declared the registration statement for our best efforts Initial Public Offering effective on October 15, 2009. On July 5, 2011, we provided our former dealer manager, Select Capital Corporation (“Select Capital”), with notice that we consider the Dealer Manager Agreement with Select Capital entered into on October 15, 2009 to have been terminated, effective immediately. In addition, on July 5, 2011, we entered into a dealer manager agreement with Bluerock Capital Markets, LLC (“Bluerock Capital Markets”), our affiliate, pursuant to which it assumed dealer manager responsibilities for the remainder of the Initial Public Offering. The dealer manager is responsible for marketing our shares in the Initial Public Offering. Our results of operations for the three and six months ended June 30, 2012 are not indicative of those expected in future periods as we are still in our organizational and development stage.

Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the apartment housing industry and real estate generally, which may be reasonably anticipated to have a material impact on the revenues or incomes to be derived from the operation of our assets.

On June 27, 2012, we sold our indirect joint venture interest in The Apartments at Meadowmont, located in Chapel Hill, North Carolina.  We acquired our interest in the property in April 2010 for an equity investment of $1.52 million and had a total investment in the property of $1.6 million at the time of sale.  Net proceeds for the sale were $3.0 million generating a 92.2% total return over a 26 month hold period.

In addition, we purchased additional incremental interests in two properties within our portfolio: The Reserve at Creekside Village located in Chattanooga, Tennessee and Springhouse at Newport News located in Newport News, Virginia for a combined purchase price of approximately $202,000.  As a result of the purchase we recorded a $3.5 million gain on the revaluation of equity on the business combination. The acquisition of these interests and modification of the managing member agreements results in the Company having sufficient control over the Creekside Property and the Springhouse property, such that the Company now reports all of the Creekside property and the Springhouse property on the Company’s financial statements on a consolidated basis, reflecting gross amounts of assets, liabilities and noncontrolling interests in its balance sheet and gross amounts of revenues and expenses in its statement of operations. Prior to the transactions described herein, the Company’s investment in the Creekside property and the Springhouse property were reported on an unconsolidated basis under the equity method and reflected those amounts as a single net amount on each statement.

The change in financial reporting of the Company’s investments in the Springhouse property and the Creekside property from the equity method of reporting to the consolidation method, along with the disposition of the Company’s interest in the Meadowmont property, has contributed to significant increases in many of our financial results.

The following is a summary of our investments during the six months ended June 30, 2012:

Multifamily Community	Date Acquired	Number of Units	Our Ownership Interest in Property Owner	Occupancy %	NOI (in thousands)	Debt Service Coverage Ratio
Springhouse at Newport News	12/03/2009	432	38.25%	94%	$1,263	1.61
The Reserve at Creekside Village	03/31/2010	192	24.70%	95%	$665	1.88
The Apartments at Meadowmont(1)	04/09/2010	258	16.25%	91%	$804	1.74
The Estates at Perimeter	09/01/2010	240	25.00%	90%	$386	2.28
Gardens at Hillsboro Village	09/30/2010	201	12.50%	98%	$465	2.81

(1)	Meadowmont was sold in June 2012 for which we recognized a gain of $2,153,749 and a 92.2% total return.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues, property operating expenses, management fees, depreciation and amortization, real estate taxes and insurance increased due to the consolidation of the Springhouse and Creekside properties for the period of June 27, 2012 through June 30, 2012. This consolidation was the result of the business combination from the Company’s purchase of additional, incremental equity in Springhouse and Creekside. All items increased from zero to the following: Revenues: $68,135, property operating expenses: $16,238, management fees: $2,788, depreciation and amortization: $48,252, and real estate taxes and insurance: $8,730.

General and administrative expenses decreased $131,930 from $516,182 for the three months ended June 30, 2011 to $384,252 for the three months ended June 30, 2012. This decrease is primarily due to payroll savings from efficiencies gained throughout the Company.

Gain on revaluation of equity on business combination increased as a result of the business combination from the Company’s additional equity purchases in Springhouse and Creekside in June 2012, which resulted in a revaluation gain of $3,450,460, net of acquisition costs. There were no business combinations that took place in the three months ended June 30, 2011.

Gain on sale of joint venture interests increased as a result of the Company’s sale of its investment in Meadowmont in June 2012, resulting in a gain of $2,014,533, net of disposition fees. There were no dispositions that took place in the three months ended June 30, 2011.

Interest expense decreased $42,153 from $86,936 for the three months ended June 30, 2011 to $44,783 for the three months ended June 30, 2012.  The lower interest expense is the result of the Company extinguishing its entire affiliated notes payable of $4,984,578 since June 30, 2011.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues, property operating expenses, management fees, depreciation and amortization, real estate taxes and insurance increased due to the consolidation of the Springhouse and Creekside properties for the period of June 27, 2012 through June 30, 201. This consolidation was the result of the business combination from the Company’s purchase of additional, incremental equity in Springhouse and Creekside. All items increased from zero to the following: Revenues: $68,135, property operating expenses: $16,238, management fees: $2,788, depreciation and amortization: $48,252, and real estate taxes and insurance: $8,730.

General and administrative expense decreased $1,956,235 from $2,678,867 for the six months ended June 30, 2011 to $722,632 for the six months ended June 30, 2012. In 2010, the Company expensed allowable expenses up to the 2% limitation of its average invested assets in its income statement and the remainder was recorded as a receivable for the expenses exceeding the 2% threshold until board approval in the first quarter of 2011, resulting in a significant increase over the prior year’s recorded amount. Upon approval, these costs totaling $1,646,818 were expensed in the first quarter of 2011. For the six months ended June 30, 2012, the amounts represent only those expenses incurred during the period.  In addition, payroll savings were recognized in 2012 from efficiencies gained throughout the Company.

Gain on revaluation of equity on business combination increased as a result of the business combination from the Company’s additional equity purchases in Springhouse and Creekside in June 2012, which resulted in a revaluation gain of $3,450,460, net of acquisition costs. There were no business combinations that took place in the six months ended June 30, 2011.

Gain on sale of joint venture interests increased as a result of the Company’s sale of its investment in Meadowmont in June 2012, resulting in a gain of $2,014,533, net of disposition fees. There were no dispositions that took place in the six months ended June 30, 2011.

Interest expense decreased $61,755 from $172,393 for the six months ended June 30, 2011 to $110,638 for the six months ended June 30, 2012.  The lower interest expense is the result of the Company extinguishing its entire affiliated notes payable of $4,984,578 since June 30, 2011.

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

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our Advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf; however, our Advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by us exceed 15% of gross proceeds from our Initial Public Offering. Through June 30, 2012, including shares issued through our distribution reinvestment plan, we had sold 1,719,251 shares in the offering for gross offering proceeds of $16,108,759 and recorded organization costs of $49,931, other offering costs of $2,690,643 and selling commissions and dealer manager fees of $1,504,296. In addition our Advisor has incurred on our behalf $2,407,524 of offering costs which will become payable as additional offering proceeds are raised to the extent that selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds.

Operating Expenses

Under our advisory agreement our Advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our Advisor’s overhead, such as rent, employee costs, utilities and information technology costs. We do not, however, reimburse our Advisor for personnel costs in connection with services for which our Advisor receives acquisition, origination or disposition fees or for personnel costs related to the salaries of our executive officers. From January 1, 2009 through March 31, 2011, our Advisor and its affiliates incurred $677,415 of operating expenses on our behalf. Our charter limits our total operating expenses at the end of the four preceding fiscal quarters to the greater of (A) 2% of our average invested assets, or (B) 25% of our net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period, notwithstanding the above limitation, we may reimburse amounts in excess of the limitation if a majority or our independent directors determines that such excess amounts were justified based on unusual and non-recurring factors. Due to the limitations discussed above and because operating expenses incurred directly by us have exceeded the 2% threshold, the amount due to the Advisor had not been recorded on our income statement as of December 31, 2010. Further, $973,607 had been recorded as a receivable from the Advisor as of December 31, 2010 for the excess operating expenses incurred directly by us over the 2% threshold. Our Board of Directors, including all of our independent directors, reviewed our total operating expenses for the four fiscal quarters ended December 31, 2009 (and the four fiscal quarters ended each quarter after) and an estimate of our total operating expenses for the four fiscal quarters to end March 31, 2011 and unanimously determined the excess amounts to be justified because of the costs of operating a public company in our early stages of operating. Upon approval of these costs on March 22, 2011, $1,646,818 of total costs, were expensed and $677,415 became a liability to us, payable to our Advisor and its affiliates. As the Board of Directors has approved such expenses, all 2011 and 2012 operating expenses have been and will be expensed as incurred. As of June 30, 2012, $59,005 has been reimbursed to the Advisor and the Advisor has agreed to defer further repayment of these costs until a later date.

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

We generally expect to meet our short-term liquidity requirements, such as our operating and administrative expenses, continuing debt service obligations and the payment of distributions, through net cash provided by operations and net proceeds raised in our public offering. Operating cash flow is expected to increase as additional investments are added to our portfolio. We are continuing to raise proceeds in our ongoing Initial Public Offering; however, we suspended our offering on November 17, 2010 in order to restate certain of our financial statements and selling efforts did not recommence until March 2, 2011. In order to fund general working capital while our offering was suspended, on January 20, 2011 we entered a loan agreement for a line of credit with an affiliate of our sponsor that permits us to borrow up to $500,000. On January 20, 2012, the maturity date of the line of credit was extended to July 20, 2012. We borrowed and paid back in full $150,000 during 2011 and have not borrowed from the line of credit as of June 30, 2012. Our current corporate operating expenses exceed the cash flow received from our investments in real estate joint ventures. If the rate at which we raise offering proceeds does not improve significantly, our general and administrative costs will remain higher relative to the size of our portfolio and we may be required to incur additional debt to fund our operations. To the extent cash on hand is not sufficient to meet our short-term liquidity requirements, we expect to utilize credit facilities obtained from affiliated or unaffiliated third parties.

Our sponsor has agreed to provide financial support to our Company sufficient for us to satisfy our obligations and debt service requirements as they come due until at least January 1, 2013, and satisfy all liabilities and obligations of our Company that we are unable to satisfy when due through January 1, 2013. Our sponsor has also agreed to defer payment by the Company as needed of asset management fees, acquisition fees and organizational and offering costs incurred by the Company and has also agreed to defer current year reimbursable operating expenses as well as to fund any cash shortfall, as necessary.

In addition, our policy is generally to pay distributions from cash flow from operations. However, some or all of our distributions to date have been paid from proceeds from our public offering and may in the future be paid from additional sources, such as from borrowings, advances from our Advisor, and our Advisor’s deferral of its fees and expense reimbursements.  None of our distributions for the year ended December 31, 2011 or for the six months ended June 30, 2012 were funded with our cash from operations for those same periods. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and repayment of short-term financing of future property acquisitions, through long-term secured and unsecured borrowings.

Potential future sources of capital include secured or unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 300% of our net assets unless a majority of our independent directors approves the borrowing. Our charter also requires that we disclose the justification for any borrowings in excess of the 300% leverage guideline in the next quarterly report. Our independent directors approved excess borrowing of up to approximately $10.3 million to purchase the Springhouse, Creekside, Meadowmont, Augusta and Hillsboro properties resulting in a leverage ratio in excess of the 300% guideline. The independent directors determined that the excess leverage was justified for the following reasons:

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

Cash Flows from Operating Activities

As of June 30, 2012, we owned indirect equity interests in four real estate properties. During the six months ended June 30, 2012, net cash used in operating activities was $278,853. Net income of $4,444,404 was adjusted for the following non-cash items:

•	Gain on revaluation of equity on business combinations of $3,450,460;
•	Gain on sale of Meadowmont joint venture interests of $2,014,533;
•	Depreciation and amortization of $48,252;
•	Amortization of fair value debt adjustment of $5,332;
•	Stock-based compensation of $30,000; and
•	Income in unconsolidated joint ventures of $14,430. This amount includes our pro-rata share of (1) non-cash adjustment for the depreciation and amortization at the property level and (2) any non-recurring acquisition costs incurred in the year we acquired our indirect equity interest in the property for our unconsolidated joint ventures.

The net cash used in operating activities consisted of the following:

•	Decrease in accounts payable and accrued liabilities of $108,766.

This was offset by the following increases in our cash from operations:

•	Cash distributions received for our unconsolidated joint ventures of $447,189;
•	Decrease in accounts receivable, prepaids and other assets of $29,124; and
•	Increase in due to affiliates of $286,839.

Cash Flows from Investing Activities

Cash flows from investing activities are primarily due to the purchasing or selling of our joint venture interests in various multifamily properties. During the six months ended June 30, 2012, cash flows provided by investing activities were $3,047,222 and consisted of the following:

•	Proceeds from the sale of our joint venture interest in the Meadowmont property of $2,957,622; and

—	Cash acquired in excess of acquisition of consolidated real estate investments of $96,057.

This was offset by:

—	Investment in unconsolidated real estate joint ventures of $6,457.

Cash Flows from Financing Activities

Our cash flows from financing consist primarily of proceeds from the Initial Public Offering and repayments/proceeds from affiliate loans less distributions paid to our stockholders.

For the six months ended June 30, 2012, net cash provided by financing activities was $530,206, which consisted of the following:

•	$5,767,906 of gross offering proceeds related to our Initial Public Offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $545,911, and (2) offering costs paid by us directly in the amount of $365,892.

This was offset by:

•	Notes payable repayment of $3,834,578;
•	Redemption of common stock of $212,767; and
•	$278,552 of net cash distributions, after giving effect to distributions reinvested by stockholders of $186,054.

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

We believe that MFFO is helpful in assisting management, investors and analysts assess the sustainability of our operating performance, and in particular, after our offering and acquisition stages are complete primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired. Because we are currently in our offering and acquisition stage, we expect that the exclusion of acquisition expense will be our most significant adjustment for the near future. We have incurred $77,160 during both the three and six months ended June 30, 2012.

In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management's investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Acquisition costs related to business combinations are to be expensed.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management's analysis of the investing and operating performance of our properties.  In addition, it provides investors with information about our operating performance so they can better assess the sustainability of our operating performance after our offering and acquisition stages are completed.  Acquisition expenses include those incurred with our Advisor or third parties. Table 1 presents our calculation of FFO and MFFO for the three and six months ended June 30, 2012 and 2011.

Because we have been raising capital in our Initial Public Offering since our inception, did not commence real estate operations until the end of 2009, made several additional equity investments in 2010 and made no investments in 2011, the results presented in Table 1 below are not directly comparable and should not be considered an indication of our future operating performance. Table 2 presents additional information about our MFFO on a property-level basis and presents our calculation of our pro-rata share of our investments’ MFFO for the three and six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
TABLE 1	June 30,		June 30,
	2012	2011	2012	2011

Net income (loss) available to common shareholders(1)	$4,907,003	$(701,730)	$4,456,936	$(3,115,411)
Add: Pro-rata share of investments depreciation and amortization(2)	319,089	240,068	564,455	562,704
	5,226,092	(461,662)	5,021,391	(2,552,707)
Less: Pro-rata share of investments
gain on sale of joint venture interest and	(2,153,749)	-	(2,153,749)	-
gain on revaluation of equity on business combinations	(3,527,351)	-	(3,527,351)	-
FFO	$(455,008)	$(461,662)	$(659,709)	$(2,552,707)
Add: Pro-rata share of investments acquisition and disposition costs	216,376	-	216,376	-
MFFO	$(238,632)	$(461,662)	$(443,333)	$(2,552,707)

(1)	The net loss for the six months ended June 30, 2011 includes $1,646,818 of excess operating expenses approved by our Board of Directors on March 22, 2011 relating to our total operating expenses for the four fiscal quarters ended December 31, 2009 and the four fiscal quarters ended each quarter after through March 31, 2011.
(2)	The real estate depreciation and amortization amount includes our share of consolidated real estate-related depreciation and amortization of intangibles, less amounts attributable to noncontrolling interests, and our similar estimated share of unconsolidated depreciation and amortization, which is included in earnings of our unconsolidated real estate joint venture investments.

TABLE 2	Three Months Ended June 30, 2012

	Springhouse	Creekside	Meadowmont	Augusta	Hillsboro	Total
Pro-rata share of properties’ income	$97,171	$31,183	$28,211	$55,295	$47,834	$259,693
Less:
Depreciation and amortization	(144,113)	(31,988)	(63,746)	(51,093)	(28,150)	(319,089)
Affiliate loan interest, net	-	-	-	(34,079)	-	(34,079)
Asset management and oversight fees	(27,422)	(8,304)	(18,456)	(17,286)	(11,083)	(82,551)
Acquisition and disposition costs	(37,210)	(39,950)	(139,216)	-	-	(216,376)
Corporate operating expenses(1)	(122,976)	(29,322)	(74,400)	(92,275)	(62,722)	(381,695)
Add:
Gain on sale of joint venture interest	-	-	2,153,749	-	-	2,153,749
Gain on revaluation of equity on business combinations	2,284,657	1,242,694	-	-	-	3,527,351
Net income (loss)	$2,050,107	$1,164,313	$1,886,142	$(139,438)	$(54,121)	$4,907,003
Add:
Depreciation and amortization	144,113	31,988	63,746	51,093	28,150	319,089
Less:
Gain on sale of joint venture interest	-	-	(2,153,749)	-	-	(2,153,749)
Gain on revaluation of equity on business combinations	(2,284,657)	(1,242,694)	-	-	-	(3,527,351)
FFO	$(90,437)	$(46,393)	$(203,861)	$(88,345)	$(25,971)	$(455,008)
Add:
Acquisition and disposition costs	37,210	39,950	139,216	-	-	216,376

MFFO	$(53,227)	$(6,443)	$(64,645)	$(88,345)	$(25,971)	$(238,632)

	Six Months Ended June 30, 2012
	Springhouse	Creekside	Meadowmont	Augusta	Hillsboro	Total
Pro-rata share of properties’ income	$186,424	$69,579	$76,581	$116,512	$92,595	$541,691
Less:
Depreciation and amortization	(240,837)	(63,060)	(109,103)	(98,130)	(53,325)	(564,455)
Affiliate loan interest, net	(11,151)	-	-	(67,417)	(21,697)	(100,265)
Asset management and oversight fees	(54,844)	(16,607)	(36,815)	(34,639)	(22,111)	(165,016)
Acquisition and disposition costs	(37,210)	(39,950)	(139,216)	-	-	(216,376)
Corporate operating expenses(1)	(231,899)	(55,253)	(140,326)	(174,010)	(118,255)	(719,743)
Add:
Gain on sale of joint venture interest	-	-	2,153,749	-	-	2,153,749
Gain on revaluation of equity on business combinations	2,284,657	1,242,694	-	-	-	3,527,351
Net income (loss)	$1,895,140	$1,137,403	$1,804,870	$(257,684)	$(122,793)	$4,456,936
Add:
Depreciation and amortization	240,837	63,060	109,103	98,130	53,325	564,455
Less:
Gain on sale of joint venture interest	-	-	(2,153,749)	-	-	(2,153,749)
Gain on revaluation of equity on business combinations	(2,284,657)	(1,242,694)	-	-	-	(3,527,351)
FFO	$(148,680)	$(42,231)	$(239,776)	$(159,554)	$(69,468)	$(659,709)
Add:
Acquisition and disposition costs	37,210	39,950	139,216	-	-	216,376

MFFO	$(111,470)	$(2,281)	$(100,560)	$(159,554)	$(69,468)	$(443,333)

(1)	Corporate operating expenses have been allocated amongst our portfolio based on the percentage of our investment in the joint venture to our total investments in joint ventures.

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

•	Directors stock compensation of $30,000 and $22,500 was recognized for the six months ended June 30, 2012 and 2011, respectively.
•	Amortization of deferred financing costs paid on behalf of our joint ventures of approximately $55,515 and $5,028 was recognized for the six months ended June 30, 2012 and 2011, respectively.

Distributions

On November 7, 2011, our Board of Directors declared distributions of $0.00191781 per common share based on daily record dates for the period from January 1, 2012 through March 31, 2012. On May 7, 2012, our Board of Directors declared distributions of $0.00191781 per common share based on daily record dates for the period from July 1, 2012 through September 30, 2012. Distributions payable to each stockholder of record were or will be paid in cash on or before the 15th day of the following month. A portion of each distribution may constitute a return of capital for tax purposes. We intend to make regular cash distributions to our stockholders, typically on a monthly basis. As current corporate operating expenses exceed cash flow received from our investments in real estate joint ventures we can make no assurance that our Board of Directors will continue to approve monthly distributions at the current rate; however the recently approved distributions and the distributions paid to date represent an amount that, if paid each month for a 12-month period, would equate to a 7.0% annualized rate based on a purchase price of $10.00 per share.

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

Distributions paid, cash flows from operations and FFO were as follows:

	Distributions Paid
				Cash Flow
				from	Distributions
Period	Cash	Reinvested	Total	Operations	Declared	FFO
First Quarter 2012	$119,815	$77,893	$197,708	$(275,234)	$213,217	$(204,701)
Second Quarter 2012	158,737	96,455	255,192	(3,619)	272,108	(455,008)
Total	$278,552	$174,348	$452,900	$(278,853)	$485,325	$(659,709)

For our three and six months ended June 30, 2012, we paid total distributions, including distributions reinvested through our distribution reinvestment plan, of approximately $255,192 and $452,900, respectively. Our FFO for the three and six months ended June 30, 2012 was approximately $(445,008) and $(659,709), respectively. Our net income for the three and six months ended June 30, 2012 was approximately $4,907,003 and $4,456,936, respectively. Since our inception on July 25, 2008 through June 30, 2012, we have paid total distributions, including distributions reinvested through our distribution reinvestment plan, of $1,199,811 and have had cumulative FFO of approximately $(5,334,266) and a cumulative net loss of approximately $(2,604,186). For the year ended December 31, 2011, we paid total distributions, including distributions reinvested through our distribution reinvestment plan, of approximately $554,202. Our FFO for the year ended December 31, 2011 was approximately $(3,269,382) and our net loss for the year ended December 31, 2011 was approximately $(4,315,331). For a discussion of how we calculate FFO and why our management considers it a useful measure of REIT operating performance as well as a reconciliation of FFO to our net loss, please see “—Funds from Operations and Modified Funds From Operations” above.

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 and Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” of our notes to consolidated financial statements.

Subsequent Events

Potential Investment

On August 7, 2012, our board of directors approved an investment in 23Hundred @ Berry Hill (“Berry Hill”), a to-be developed 266-unit class A multifamily community located in Nashville, Tennessee. The investment will be through a joint venture consisting of a wholly owned subsidiary of our operating partnership (“BEMT Berry Hill”), BEMT Co-Investor, an affiliate of our sponsor, and BEMT Co-Investor II, an affiliate of our sponsor, and Stonehenge Real Estate Group, an unaffiliated entity (“Stonehenge”). BEMT Berry Hill is expected to have an approximate 34.6% indirect equity interest. Our initial equity capital investment through BEMT Berry Hill is expected to be approximately $3.5 million. The total projected development cost for the Berry Hill property is approximately $33.7 million, or $126,700 per unit, with approximately $10.1 million of gross equity from the joint venture entity. Stonehenge has received a commitment from a construction lender for up to 70% of the project cost, or approximately $23.6 million. The closing of this investment is still subject to significant contingencies, and there are no assurances that this investment will be completed.

Independent Directors Stock Grants

Also on August 7, 2012, the Company’s three independent directors received an automatic grant of 2,500 shares each of restricted stock for their re-election to the board of directors.

Status of the Offering

For the period July 1, 2012 through August 3, 2012 the Company sold approximately 108,801 shares of common stock for gross proceeds of $1,370,335 including issuances through its distribution reinvestment plan.

Distributions Paid

				Dollar amount of
Distributions				Shares Issued
Declared Daily For				pursuant to the
Each Day in		Total		Distribution
Month Listed	Date Paid	Distribution	Cash Distribution	Reinvestment plan
June 2012	July 2, 2012	$95,488	$59,054	$36,434
July 2012	August 1, 2012	$103,905	$64,331	$39,574

Distributions Declared

On August 7, 2012, our Board of Directors declared distributions based on daily record dates for the period from October 1, 2012 through December 31, 2012. Distributions payable to each stockholder of record were or will be paid in cash on or before the 15th day of the following month.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2012, including shares issued through our distribution reinvestment plan, we had sold approximately 1,719,251 shares of common stock in our ongoing public offering and raised gross offering proceeds of approximately $16,108,759.  From this amount, we incurred approximately $1,504,296 in selling commissions and dealer manager fees payable to our dealer manager. We have used approximately $8,184,234 of net proceeds to purchase interests in real estate, net of notes payable.

Unregistered Sale of Equity Securities

During the three and six months ended June 30, 2012, we did not sell any equity securities that were not registered under the Securities Act of 1933.

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

During the six months ended June 30, 2012, we redeemed $212,767 of common stock, based on the maximum amount available for repurchases, which was equal to the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2011, totaling $212,767. Under the terms of the share repurchase plan, no additional repurchase requests may be fulfilled in 2012 other than in extraordinary circumstances as determined by our Board of Directors. Therefore, we did not repurchase any securities under our share repurchase plan during the three months ended June 30, 2012. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during the six months ended June 30, 2012, totaling $18,054, additional redemption requests in 2012 may be redeemed up to that amount in 2013.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).
4.1	Distribution Reinvestment Plan (included as Exhibit B to the Prospectus dated April 17, 2012, incorporated by reference to Exhibit B to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).
4.2	Form of Subscription Agreement (included as Exhibit A to the Prospectus dated April 17, 2012, incorporated by reference to Exhibit A to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).
10.1	Membership Interest Purchase and Sale Agreement by and among Bluerock Special Opportunity + Income Fund, LLC, Bluerock Special Opportunity + Income Fund II, LLC, BEMT Creekside, LLC, BEMT Springhouse, LLC, BEMT Meadowmont, LLC, and Bluerock Enhanced Multifamily Holdings, L.P. dated as of June 22, 2012 (incorporated by reference to Exhibit 10.52 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).
10.2	First Amendment to Amended and Restated Limited Liability Company Agreement of BR Creekside Managing Member, LLC, dated as of June 27, 2012 (incorporated by reference to Exhibit 10.53 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).
10.3	First Amendment to Limited Liability Company Agreement of BR Springhouse Managing Member, LLC, dated as of June 27, 2012 (incorporated by reference to Exhibit 10.54 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).
10.4	First Amendment to Limited Liability Company Agreement of BR Meadowmont Managing Member, LLC, dated as of June 27, 2012 (incorporated by reference to Exhibit 10.55 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).
10.5	Assignment of Membership Interest (BR Creekside Managing Member, LLC), dated as of June 27, 2012 (incorporated by reference to Exhibit 10.56 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).
10.6	Assignment of Membership Interest (BR Springhouse Managing Member, LLC), dated as of June 27, 2012 (incorporated by reference to Exhibit 10.57 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).
10.7	Assignment of Membership Interest (BR Meadowmont Managing Member, LLC), dated as of June 27, 2012 (incorporated by reference to Exhibit 10.58 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

DATE: August 14, 2012	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer and Chairman of the Board

(Principal Executive Officer)

DATE: August 14, 2012	/s/ Jerold E. Novack
Jerold E. Novack
Chief Financial Officer

(Principal Financial Officer and Principal Accounting Officer)

