Form 10-Q
period 2012-09-30
Bluerock Enhanced Multifamily Trust, Inc.
filed 2012-11-13
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of November 5, 2012 the Registrant had 2,105,767 shares of Common Stock outstanding.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

FORM 10-Q

September 30, 2012

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Real Estate
Land	$8,420,000	$-
Building and improvements	45,434,747	-
Furniture, fixtures and equipment	1,447,590	-
Total Gross Real Estate Investments	55,302,337	-
Accumulated depreciation	(470,972)	-
Total Net Real Estate Investments	54,831,365	-
Investments in unconsolidated real estate joint ventures (Note 5)	2,470,256	5,387,147
In-place leases, net	607,421	-
Cash and cash equivalents	3,846,980	420,570
Restricted cash	842,371	-
Due from affiliates	622,453	-
Accounts receivable, prepaids and other assets	241,388	109,165
Total Assets	$63,462,234	$5,916,882

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Mortgage payable (Note 6)	$41,239,778	$-
Notes payable to affiliates (Note 7)	-	3,834,578
Accounts payable	87,104	119,899
Other accrued liabilities	986,818	471,927
Due to affiliates	1,022,406	1,791,440
Distributions payable	114,367	63,178
Total Liabilities	43,450,473	6,281,022

Commitments and contingencies (Note 11)
Redeemable common stock	230,277	20,745

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value, 250,000,000 shares authorized; none issued and outstanding	-	-

Common stock, $0.01 par value, 749,999,000 shares authorized; 2,028,034 and 1,113,968 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	20,280	11,140

Nonvoting convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding	10	10
Additional paid-in-capital, net of costs	14,831,676	7,475,175
Cumulative distributions and net losses	(4,951,656)	(7,871,210)
Total Stockholders’ Equity (Deficit)	9,900,310	(384,885)
Noncontrolling interest	9,881,174	-
Total Equity (Deficit)	19,781,484	(384,885)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$63,462,234	$5,916,882

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues
Net rental income	$1,498,832	$-	$1,563,483	$-
Other	58,798	-	62,282	-
Total revenues	1,557,630	-	1,625,765	-
Expenses
Property operating expenses	521,018	-	537,256	-
Management fees	63,304	-	66,092	-
Depreciation and amortization	1,086,646	-	1,134,898	-
General and administrative expenses	439,631	502,016	1,162,263	3,180,883
Asset management and oversight fees to affiliates	74,850	82,574	239,866	247,305
Real estate taxes and insurance	203,355	-	212,085	-
Total expenses	2,388,804	584,590	3,352,460	3,428,188
Other operating activities
Equity in earnings(loss) of unconsolidated joint ventures (Note 4)	18,479	10,162	4,049	(89,258)
Operating loss	(812,695)	(574,428)	(1,722,646)	(3,517,446)
Other income (expense)
Gain on revaluation of equity on business combination	-		3,450,460
Gain on sale of joint venture interests	-	-	2,014,533	-
Interest expense, net	(342,113)	(87,926)	(452,751)	(260,319)
Total other (expense) income	(342,113)	(87,926)	5,012,242	(260,319)

Net (loss) income	(1,154,808)	(662,354)	3,289,596	(3,777,765)

Net loss attributable to noncontrolling interest	(434,938)	-	(447,470)	-
Net (loss) income attributable to common shareholders	$(719,870)	$(662,354)	$3,737,066	$(3,777,765)

Basic Income (Loss) Per Common Share	$(0.39)	$(0.80)	$2.43	$(5.01)
Diluted Income (Loss) Per Common Share	$(0.39)	$(0.80)	$2.40	$(5.01)

Weighted Average Basic Common Shares Outstanding	1,855,791	828,387	1,537,554	754,151
Weighted Average Diluted Common Shares Outstanding	1,855,791	828,387	1,553,873	754,151

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Nonvoting Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Cumulative Distributions	Net Loss to Common Stockholders	Noncontrolling Interests	Total Equity (Deficit)
Balance, January 1, 2011	1,000	$10	677,618	$6,776	$4,586,644	$(232,994)	$(2,745,791)	$-	$1,614,645
Issuance of restricted stock, net	-	-	7,500	75	68,050	-	-	-	68,125
Issuance of common stock, net	-	-	435,575	4,352	3,033,185	-	-	-	3,037,537
Redemptions of common stock	-	-	(6,725)	(63)	63	-	-	-	-
Transfers to redeemable common stock	-	-	-	-	(212,767)	-	-	-	(212,767)
Distributions declared	-	-	-	-	-	(577,094)	-	-	(577,094)
Net loss	-	-	-	-	-	-	(4,315,331)	-	(4,315,331)
Balance at December 31, 2011	1,000	10	1,113,968	11,140	7,475,175	(810,088)	(7,061,122)	-	(384,885)
Issuance of restricted stock, net	-	-	7,500	75	44,925	-	-	-	45,000
Issuance of common stock, net	-	-	935,691	9,337	7,623,711	-	-	-	7,633,048
Redemptions of common stock	-	-	(29,125)	(272)	272	-	-	-	-
Transfers to redeemable common stock	-	-	-	-	(312,407)	-	-	-	(312,407)
Distributions declared	-	-	-	-	-	(817,512)	-	-	(817,512)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(115,748)	(115,748)
Noncontrolling interests upon acquisition	-	-	-	-	-	-	-	10,444,392	10,444,392
Net income (loss)	-	-	-	-	-	-	3,737,066	(447,470)	3,289,596
Balance at September 30, 2012 (Unaudited)	1,000	$10	2,028,034	$20,280	$14,831,676	$(1,627,600)	$(3,324,056)	$9,881,174	$19,781,484

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$3,289,596	$(3,777,765)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,134,898	-
Amortization of fair value adjustment	(125,281)	-
Equity (income) loss of unconsolidated joint ventures	(4,049)	89,258
Gain on sale of joint venture interests	(2,014,533)	-
Gain on revaluation of equity on business combination	(3,450,460)	-
Distributions from unconsolidated real estate joint ventures	476,619	702,726
Share-based compensation attributable to director’s stock compensation plan	45,000	53,125
Changes in operating assets and liabilities:
Accounts receivable, prepaids and other assets	(12,696)	(15,433)
Accounts payable and other accrued liabilities	40,216	95,140
Due to affiliates	(1,379,032)	2,028,497
Net cash used in operating activities	(1,999,722)	(824,452)

Cash flows from investing activities:
Restricted cash	(196,368)	-
Cash acquired in excess of acquisition of consolidated real estate investments	96,057	-
Additions to consolidated real estate investments	(53,917)	-
Proceeds from sale of joint venture interests	2,957,622	-
Investment in unconsolidated real estate joint ventures	(6,457)	(55,430)
Net cash provided by (used in) investing activities	2,796,937	(55,430)

Cash flows from financing activities:
Distributions on common stock	(472,942)	(264,163)
Distributions to noncontrolling interests	(115,748)	-
Proceeds from notes payable	-	150,000
Repayment on notes payable	(3,834,578)	-
Repayment of mortgages payable	(119,196)	-
Issuance of common stock, net	7,443,431	1,085,511
Payments to redeem common stock	(271,772)	(15,000)
Net cash provided by financing activities	2,629,195	956,348

Net increase in cash and cash equivalents	3,426,410	76,466
Cash and cash equivalents at beginning of period	420,570	125,237
Cash and cash equivalents at end of period	$3,846,980	$201,703

Supplemental Disclosure of Cash Flow Information – Cash Interest Paid	$100,024	$257,752

Supplemental Disclosure of Noncash Transactions:
Distributions payable	$114,367	$50,329
Redemptions payable	$23,125	$-
Accrued offering costs	$399,236	$-
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan including $43,868 and zero declared but not yet reinvested at September 30, 2012 and 2011, respectively	$312,407	$126,260
Receivable for common stock issuances pursuant to the distribution reinvestment plan	$(43,868)	$-
Net assets acquired (see Note 3 for detailed assets and liabilities acquired)	$5,187,724	$-

See Notes to Consolidated Financial Statements

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business

Bluerock Enhanced Multifamily Trust, Inc. (the “Company”) was incorporated on July 25, 2008 under the laws of the state of Maryland. The Company has elected to be treated, and currently qualifies, as a real estate investment trust or REIT for Federal income tax purposes. The Company was incorporated to raise capital and acquire a diverse portfolio of residential real estate assets. Our day-to-day operations are managed by Bluerock Enhanced Multifamily Advisor, LLC, or our Advisor, under an advisory agreement. The advisory agreement has a one-year term expiring October 14, 2013, and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and us. The use of the words “we,” “us” or “our” refers to Bluerock Enhanced Multifamily Trust, Inc. and its subsidiary Bluerock Enhanced Multifamily Holdings, L.P., or our operating partnership, except where the context otherwise requires.

On August 22, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of its common stock in a primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers and up to $285,000,000 in shares pursuant to its distribution reinvestment plan at $9.50 per share (the “Initial Public Offering”). The SEC declared the Company’s registration statement effective on October 15, 2009. As of May 20, 2010, the Company had received gross offering proceeds sufficient to satisfy the minimum offering amount for the Initial Public Offering. Accordingly, the Company broke escrow with respect to subscriptions received from all states in which the shares are currently being offered. As of September 30, 2012, the Company had accepted aggregate gross offering proceeds of $19,345,364. Also as of September 30, 2012, the Company had redeemed 35,850 shares sold in the Initial Public Offering for $335,110.

The Initial Public Offering was suspended from November 17, 2010 until March 2, 2011 in connection with the Company’s determination to restate certain of its financial statements. These restatements, which were filed on January 19, 2011, resulted in unanticipated costs in the form of accounting, legal fees, and similar professional fees, in addition to the time and attention of the Company’s Chief Financial Officer and members of its accounting team in preparing the restatements. The Company’s current corporate operating expenses exceed the cash flow received from its investments in real estate joint ventures. If the rate at which the Company raises offering proceeds does not continue to improve significantly, its general and administrative costs will remain higher relative to the size of the Company’s portfolio, its portfolio may not be as diversified as it would be otherwise and the Company may need to seek additional sources of funding to address short and long term liquidity requirements. To the extent cash on hand is not sufficient to meet the Company’s short-term liquidity requirements, it expects to utilize credit facilities obtained from affiliates or unaffiliated third parties. The Company’s Sponsor has also agreed to defer payment by the Company as needed of asset management fees, acquisition fees and organizational and offering costs incurred by the Company and has also agreed to defer current year reimbursable operating expenses as well as to fund any cash shortfall, as necessary, through January 1, 2013.

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

On September 20, 2012, the Company filed a registration statement on Form S-11 with the SEC, to register $500.0 million in shares of its common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment program) at a price of $10.00 per share (subject to certain volume discounts described in the prospectus), and $50.0 million in shares of its common stock to be sold pursuant to the Company’s distribution reinvestment plan at $9.50 per share, pursuant to a follow-on offering to the Initial Public Offering (the “Follow-On Offering”). As permitted by Rule 415 under the Securities Act, we will now continue the Initial Public Offering until the earlier of April 13, 2013 or the date the SEC declares the registration statement for the Follow-On Offering effective. To the extent the Company cannot sell shares of common stock to raise capital by means of the Follow-On Offering after the Initial Public Offering ends, the Company would need to seek alternative financing arrangements to continue our operations and investment activities. The Company can make no assurances that it will be able to secure alternative financing arrangements if that becomes necessary.

The Company intends to use substantially all of the net proceeds from the Initial Public Offering to invest in a diverse portfolio of real estate and real estate-related assets. As of September 30, 2012, the Company owned, through joint venture partnerships, four multifamily real estate properties discussed in detail in Note 4 – Investments in Real Estate.

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selling Commissions and Dealer Manager Fees

The Company pays the dealer manager up to 7% and 2.6% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid with respect to certain volume discount sales. No sales commission or dealer manager fee is paid with respect to shares issued through the distribution reinvestment plan. The dealer manager may re-allow all or a portion of sales commissions earned to participating broker-dealers. The dealer manager may re-allow, in its sole discretion, to any participating broker-dealer a portion of its dealer manager fee as a marketing fee. As of September 30, 2012 and December 31, 2011, the Company has incurred $1,821,226 and $958,386, respectively, of selling commissions and dealer manager fees.

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

Business Combination Summary Information

The following table presents certain additional information regarding our business combinations completed in June 2012. The amounts allocated to the major assets acquired and liabilities assumed are preliminary, and are as follows:

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

After the business combination and sale of joint venture equity interests, the Company has two consolidated multifamily properties and two unconsolidated multifamily properties as of September 30, 2012.

The following unaudited consolidated pro forma information is presented as if we acquired the additional joint venture interest in the Springhouse Managing Member JV Entity and the Creekside Managing Member JV Entity and sold our joint venture interest in the BR Meadowmont Managing Member JV Entity on January 1, 2011. The information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition and disposition fees of $216,376 for both the three and nine months ended September 30, 2012, respectively. There were no acquisition or disposition related expenses during the three or nine months ended September 30, 2011. We have also excluded the related gain on revaluation of equity, as well as the gain on the sale of the Meadowmont Managing Member JV Entity equity interests. The information presented below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2011, nor does it purport to represent our future operations (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$1,557,675	$1,540,165	$4,657,892	$4,490,259
Depreciation and amortization	$(459,906)	$(450,007)	$(1,359,919)	$(2,621,366)
Net loss	$(1,113,930)	$(465,162)	$(1,710,806)	$(2,895,977)
Net income (loss) attributable to noncontrolling interest	$11,461	$112,445	$257,957	$(588,227)
Net loss attributable to common shareholders	$(1,125,392)	$(577,607)	$(1,968,763)	$(2,307,749)
Net loss per common share	$(0.61)	$(0.70)	$(1.28)	$(3.06)

Note 4 – Investments in Real Estate

As of September 30, 2012, the Company has invested in the following real estate properties through joint venture partnerships. The following table provides summary information regarding the Company’s investments ($ in thousands) that are either consolidated or presented on the equity method of accounting.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

					Joint Venture Investment Information
Multifamily Community Name/Location	Approx. Rentable Square Footage	Number of Units	Date of Initial Acquisition	Property Acquisition Cost(1)	Gross Amount of Our Investment	Our Ownership Interest in Property Owner	Approx. Annualized Base Rent (2)	Average Annual Effective Rent Per Unit(3)	Approx. % Leased
Springhouse at Newport News/Newport News, Virginia	310,826	432	12/03/2009	$29,250	$2,670	38.25%	$4,287	$9	92%

The Reserve at Creekside Village/Chattanooga, Tennessee	211,632	192	03/31/2010	$14,250	$717	24.70%	$2,222	$11	93%

The Estates at Perimeter/ Augusta, Georgia	266,148	240	09/01/2010	$24,950	$1,931	25.00%	$2,971	$12	94%

Gardens at Hillsboro Village/ Nashville, Tennessee	187,430	201	09/30/2010	$32,394	$1,298	12.50%	$3,615	$18	97%

Total/Average	976,036	1,065		$100,844	$6,616		$13,095	$13	94%

(1)	Property Acquisition Cost excludes acquisition fees and closing costs.
(2)	Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases as of September 30, 2012 and does not take into account any rent concessions or prospective rent increases.
(3)	Annual effective rent per unit includes the effect of tenant concessions over the term of the lease.

As of September 30, 2012, the major components of our consolidated real estate properties, Springhouse at Newport News and The Reserve at Creekside Village, were as follows:

Property	Land	Building and Improvements	Furniture, Fixtures and Equipment	Totals
Springhouse	$6,500,00000	$27,493,773	$1,027,613	$35,021,386
Creekside	1,920,000	17,940,974	419,977	20,280,951
	$8,420,000	$45,434,747	$1,447,590	$55,302,337
Less: Accumulated Depreciation	-	(395,838)	(75,134)	(470,972)
Totals	$8,420,000	$45,038,909	$1,372,456	$54,831,365

Depreciation expense was $450,972 and $470,972 for the three and nine months ended September 30, 2012. There was no depreciation expense for the three and nine months ended September 30, 2011, as all of our investments were reported under the equity method of accounting and, thus, presented in a single, net line item amount.

Costs of intangibles related to our consolidated investments in real estate consist of the value of in-place leases. These in-place leases are amortized over the remaining term of the in-place leases, approximately a six-month term. Amortization expense related to our in-place leases was $635,674 and $663,926 for the three and nine months ended September 30, 2012. There was no amortization expense associated with our in-place leases during the three and nine months ended September 30, 2011, as all of our investments were reported under the equity method of accounting and, thus, presented in a single, net line item amount.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases

The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary, for duration equal to 12 months or less. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the consolidated real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as a security deposit vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $89,712 as of September 30, 2012 for the Company’s consolidated real estate properties. There were no security deposits recorded as of December 31, 2011, as all of our investments were reported under the equity method of accounting and, thus, presented in a single, net line item amount. No individual tenant represents over 10% of the Company’s annualized base rent for the consolidated real estate properties.

Note 5 – Equity Method Investments

The Company accounted for the acquisitions of our unconsolidated interests in properties through managing member LLCs in accordance with the provisions of the Consolidation Topic 810 of the FASB ASC. Following is a summary of the Company’s ownership interest by property as of September 30, 2012, for investments we report under the equity method of accounting.

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

The carrying amount of the Company’s investments in unconsolidated joint ventures was $2,470,256 and $5,387,147 as of September 30, 2012 and December 31, 2011, respectively. Summary unaudited information for Augusta and Hillsboro as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011 are as follows:

	September 30, 2012	December 31, 2011
Balance Sheet:
Real estate, net of depreciation	$54,001,402	$54,788,607
Other assets	1,581,766	1,632,794
Total assets	$55,583,168	$56,421,401

Mortgage payable	$41,154,000	$41,154,000
Other liabilities	863,222	803,085
Total liabilities	$42,017,222	$41,957,085
Stockholders’ equity	13,565,946	14,464,316
Total liabilities and stockholders’ equity	$55,583,168	$56,421,401

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Operating Statement:
Rental revenues	$1,604,232	$1,534,541	$4,749,491	$4,457,425
Operating expenses	(603,606)	(562,515)	(1,673,970)	(1,570,253)
Income before debt service, acquisition costs, and depreciation and amortization	1,000,626	972,026	3,075,521	2,887,172
Mortgage interest	(430,158)	(430,158)	(1,281,124)	(1,276,448)
Depreciation and amortization	(421,053)	(394,544)	(1,229,341)	(1,668,577)
Net income (loss)	149,415	147,324	565,056	(57,853)
Net income attributable to JV partners	(130,097)	(121,645)	(486,409)	(38,944)
	19,318	25,679	78,647	(18,909)
Amortization of deferred financing costs paid on behalf of joint ventures	(838)	(838)	(2,515)	(2,515)
Equity in earnings (loss) of unconsolidated joint ventures	$18,480	$24,841	$76,132	$(21,424)

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2012, contractual principal payments for the five subsequent years and thereafter are as follows (in thousands):

Year	Total
2012	$104,910
2013	430,380
2014	454,215
2015	479,382
2016	502,325
Thereafter	33,978,304
$35,949,516
Add: Unamortized fair value debt adjustment	5,290,262
Total	$41,239,778

Note 7 – Notes Payable

The carrying amounts of the notes payable as of September 30, 2012 and December 31, 2011 are as follows:

		Interest Rate as of	Principal Outstanding
Note Payable	Maturity	September 30, 2012	September 30, 2012	December 31, 2011
Augusta	August 28, 2012	7.0%	$-	$1,931,484
Springhouse	June 3, 2012	7.0%	-	646,067
Hillsboro	March 31, 2012	7.0%	-	1,257,027
			$-	$3,834,578

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

Note 8 – Fair Value of Financial Instruments

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

As of September 30, 2012, the Company believes the carrying values of cash and cash equivalents, restricted cash, accounts receivable, prepaids and other assets, payables to affiliates, accounts payable, accrued liabilities and distributions payable approximate their fair values based on their highly-liquid nature. As of September 30, 2012, the carrying value and approximate fair value of the mortgage payables, as presented on the balance sheet, were $41.2 million and $42.4 million, respectively. The fair value of mortgage payables is estimated based on the Company’s current interest rates (Level 3 inputs) for similar types of borrowing arrangements. The only nonrecurring fair value measurements during the nine months ended September 30, 2012 were in connection with the consolidation of previously unconsolidated properties, as discussed in Note 3, “Business Combinations.”

Note 9 – Related Party Transactions

In connection with the Company’s investments, it entered into loan agreements with Bluerock Special Opportunity + Income Fund, LLC and Bluerock Special Opportunity + Income Fund II, LLC, the terms of which are described above in Note 7 - Notes Payable.

As of September 30, 2012, $2,965,111 of organizational and offering costs have been incurred on the Company’s behalf. The Company is liable to reimburse these costs only to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Initial Public Offering. When recorded by the Company, organizational costs are expensed and third-party offering costs are charged to stockholders’ equity. Organizational and offering costs will be reimbursed from the gross proceeds of the Initial Public Offering. Through September 30, 2012, $3,079,573 of offering costs have been charged to stockholders’ equity.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Advisor performs its duties and responsibilities as the Company’s fiduciary under an advisory agreement. The advisory agreement has a one-year term expiring October 14, 2013, and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Company and its Advisor. The Advisor conducts the Company’s operations and manages its portfolio of real estate and real estate-related investments under the terms of the advisory agreement. Certain of the Company’s affiliates will receive fees and compensation in connection with the Initial Public Offering, and the acquisition, management and sale of its real estate investments.

The Company pays its Advisor a monthly asset management fee for the services it provides pursuant to the advisory agreement. On September 26, 2012, the Company amended the advisory agreement to reduce the monthly asset management fee from one-twelfth of 1.0% of the higher of the cost or the value of each asset to one-twelfth of 0.65% of the higher of the cost or the value of each asset, where (A) cost equals the amount actually paid, excluding acquisition fees and expenses, to purchase each asset it acquires, including any debt attributable to the asset (including any debt encumbering the asset after acquisition), provided that, with respect to any properties the Company develops, constructs or improves, cost will include the amount expended by the Company for the development, construction or improvement, and (B) the value of an asset is the value established by the most recent independent valuation report, if available, without reduction for depreciation, bad debts or other non-cash reserves. The asset management fee will be based only on the portion of the cost or value attributable to our investment in an asset if the Company does not own all of an asset.

Pursuant to the advisory agreement, the Advisor receives an acquisition fee for its services in connection with the investigation, selection, sourcing, due diligence and acquisition of a property or investment. On September 26, 2012, the Company amended its Advisory Agreement to increase the acquisition fee from 1.75% to 2.50% of the purchase price. The purchase price of a property or investment will equal the amount paid or allocated to the purchase, development, construction or improvement of a property, inclusive of expenses related thereto, and the amount of debt associated with such real property or investment. The purchase price allocable for joint venture investments will equal the product of (1) the purchase price of the underlying property and (2) the Company’s ownership percentage in the joint venture. The Company will pay the Advisor an origination fee in lieu of an acquisition fee for services in connection with the investigation, selection, sourcing, due diligence, and acquisition of mortgage, subordinated, bridge or other loans of 2.50% of the principal amount of the borrower’s loan obligation or of the purchase price of any loan the Company purchases including third-party expenses. Acquisition and disposition fees of zero and $216,376 were paid during both the three and nine months ended September 30, 2012, respectively. No acquisition or disposition fees were paid during the three and nine months ended September 30, 2011.

The Advisor also receives a financing fee equal to 1% of the amount, under any loan or line of credit, made available to the Company. The Advisor may re-allow some or all of this fee to reimburse third parties with whom it may subcontract to procure such financing for the Company. In addition, to the extent the Advisor provides a substantial amount of services in connection with the disposition of one or more of our properties or investments (except for securities that are traded on a national securities exchange), the Advisor will receive fees equal to the lesser of (A) 1.5% of the sales price of each property or other investment sold or (B) 50% of the selling commission that would have been paid to a third-party broker in connection with such a disposition. In no event may disposition fees paid to the Advisor or its affiliates and unaffiliated third parties exceed in the aggregate 6% of the contract sales price. In addition to the fees payable to the Advisor, the Company reimburses the Advisor for all reasonable expenses incurred in connection with services provided to the Company, subject to the limitation that it will not reimburse any amount that would cause the Company’s total operating expenses at the end of the four preceding fiscal quarters to exceed the greater of 2% of our average invested assets or 25% of its net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period. Notwithstanding the above, the Company may reimburse amounts in excess of the limitation if a majority of its independent directors determines such excess amount was justified based on unusual and non-recurring factors. If such excess expenses are not approved by a majority of the Company’s independent directors, the Advisor must reimburse us at the end of the four fiscal quarters the amount by which the aggregate expenses during the period paid or incurred by us exceeded the limitations provided above. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition, origination or disposition fees. From January 1, 2009 through March 31, 2011, the Company’s Advisor and its affiliates incurred $677,415 of operating expenses on our behalf. Due to the limitation discussed above and because operating expenses incurred directly by the Company exceeded the 2% threshold, the amount due to the Advisor had not been recorded on its income statement as of December 31, 2010. Further, $973,607 had been recorded as a receivable from the Advisor as of December 31, 2010 for the excess operating expenses incurred directly by the Company over the 2% threshold. The Company’s Board of Directors, including all of its independent directors, reviewed the total operating expenses for the four fiscal quarters ended December 31, 2009 (and the four fiscal quarters ended each quarter after) and an estimate of the Company’s total operating expenses for the four fiscal quarters to end March 31, 2011 and unanimously determined the excess amount to be justified because of the costs of operating a public company in its early stage of operation. Upon approval of these costs on March 22, 2011, $1,646,818 of these costs were expensed and $677,415 became a liability to the Company, payable to its Advisor and its affiliates. As the Board of Directors has previously approved such expenses, all 2011 and 2012 operating expenses have been and will be expensed as incurred. As of September 30, 2012, $677,415 has been paid to the Company’s Advisor.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the terms of the advisory agreement, summarized below are the related party amounts payable as of September 30, 2012 and December 31, 2011. There were no related party amounts receivable as of December 31, 2011. During the quarter ended September 30, 2012, the Company paid the Advisor approximately $1.3 million of its outstanding accounts payable, leaving a balance of $1.0 million.

	September 30, 2012	December 31, 2011
Asset management and oversight fees	$351,134	$562,732
Acquisitions fees	-	81,776
Financing fees	-	14,491
Reimbursable operating expenses	394,899	900,512
Reimbursable offering costs	207,180	171,099
Reimbursable organizational costs	49,931	49,931
Other	19,262	10,899
Total related-party amounts payable	$1,022,406	$1,791,440

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the amounts shown above, the Company’s Advisor has incurred on the Company’s behalf $2,407,524 of offering costs which will become payable as additional offering proceeds are raised to the extent that selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds.

Related party amounts receivable of $50,937 as of September 30, 2012 were primarily related to cash distributions due to us as part of the sale of our joint venture equity interests in Meadowmont.

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

The following table reconciles the components of basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss) attributable to common shareholders	$(719,870)	$(662,354)	$3,737,066	$(3,777,765)
Dividends on restricted stock expected to vest	(3,127)	(3,003)	(8,575)	(7,899)
Gain on redemption of common stock(2)	250	6,750	4,018	6,750
Basic net income (loss) attributable to common shareholders	$(722,747)	$(658,607)	$3,732,509	$(3,778,914)

Weighted average common shares outstanding	1,855,791	828,387	1,537,554	754,151

Potential dilutive shares (1)	-	-	16,319	-
Weighted average common shares outstanding and potential dilutive shares	1,855,791	828,387	1,553,873	754,151

Basic income (loss) per share	$(0.39)	$(0.80)	$2.43	$(5.01)

Diluted income (loss) per share	$(0.39)	$(0.80)	$2.40	$(5.01)

(1) Excludes 17,022 and 17,723 shares related to non-vested restricted stock for the three months ended September 30, 2011 and 2012, respectfully, and 15,088 shares for the nine months ended September 30, 2011, as the effect would be anti-dilutive. Also excludes any dilution related to the 1,000 shares of convertible stock as currently there would be no conversion into common shares.

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

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the share repurchase plan, the Company will initially repurchase shares at prices determined as follows:

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

The Company records amounts that are redeemable under the share repurchase plan as redeemable common stock in the accompanying consolidated balance sheets because the shares are redeemable at the option of the holder and, therefore, their redemption is outside the Company’s control. The maximum amount redeemable under the Company’s share repurchase plan is limited to the number of shares the Company could repurchase with the amount of the net proceeds from the sale of shares under the distribution reinvestment plan during the prior fiscal year. However, because the amounts that can be repurchased in future periods are determinable and only contingent on an event that is likely to occur (e.g., the passage of time), the Company presents the net proceeds from the current dividend reinvestment plan, net of current year redemptions, as redeemable common stock in the accompanying consolidated balance sheets.

The Company classifies financial instruments that represent a mandatory obligation to the Company to repurchase shares as liabilities. When the Company determines it has a mandatory obligation to repurchase shares under the share repurchase plan, the Company will reclassify such obligations from temporary equity to a liability based upon their respective settlement values. In addition, upon reclassification of such obligation to a liability, the difference between the fair value of the instrument and the carrying amount should be added to (or subtracted from) net earnings available to common shareholders in the calculation of earnings per share.

The Company limits the dollar value of shares that may be repurchased under the program as described above. During the nine months ended September 30, 2012, the Company redeemed $212,767 of common stock based on the maximum amount available for repurchases, which was equal to the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2011, totaling $212,767. As of September 30, 2012, we received a total of four redemption requests during the nine month period ended September 30, 2012. Of these four redemption requests, we honored a total of 5,926 shares aggregating $59,005, and deferred redemption requests with respect to 2,500 shares. In September 2012, the board of directors approved the redemption of $59,005 of common stock, in excess of the amount available for repurchases due to certain extraordinary circumstances, bringing total redemptions to $271,772 for the nine months ended September 30, 2012. The average redemption price for the fulfilled redemptions during the nine months ended September 30, 2012 was $9.96 per share. Funds for the payment of redemption requests were derived from the proceeds of our distribution reinvestment plan. We do not expect to be able to fulfill redemption requests during the remainder of 2012, except in exceptional circumstances as determined by our board of directors. As the Company receives additional share redemption requests, such shares will be queued for repurchase in 2013 in accordance with the terms of the share repurchase plan and subject to the funds available from the sale of shares under our dividend reinvestment plan during 2012. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during the nine months ended September 30, 2012, totaling $312,407, less the $59,005 redeemed during the three months ended September 30, 2012, additional redemption requests in 2012 may be redeemed up to $253,402 in 2013. As the Company has received additional redemption requests totaling $23,125 that it will have capacity to fill in 2013 based on net proceeds from the sale of the shares under the dividend reinvestment plan for the nine months ended September 30, 2012, it has reclassified this amount from redeemable common stock to other accrued liabilities as of September 30, 2012.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock-based Compensation for Independent Directors

The Company’s independent directors received an automatic grant of 5,000 shares of restricted stock on the effective date of the Initial Public Offering and will receive an automatic grant of 2,500 shares of restricted stock when such directors are reelected at each annual meeting of the Company’s stockholders thereafter. Each person who thereafter is elected or appointed as an independent director will receive an automatic grant of 5,000 shares of restricted stock on the date such person is first elected as an independent director and an automatic grant of 2,500 shares of restricted stock when such director is reelected at each annual meeting of our stockholders thereafter. To the extent allowed by applicable law, the independent directors will not be required to pay any purchase price for these grants of restricted stock. The restricted stock will vest 20% at the time of the grant and 20% on each anniversary thereafter over four years from the date of the grant. All restricted stock may receive distributions, whether vested or unvested. The value of the restricted stock to be granted is not determinable until the date of grant. During the nine months ended September 30, 2012, 2,500 shares of restricted stock have been granted to each of the three independent directors.

A summary of the status of the Company’s non-vested shares as of September 30, 2012, and changes during the nine months ended September 30, 2012, is as follows:

Non Vested shares	Shares	Weighted average grant-date fair value
Balance at January 1, 2012	16,500	$165,000
Granted	7,500	75,000
Vested	(4,500)	(45,000)
Forfeited	-	-
Balance at September 30, 2012	19,500	$195,000

At September 30, 2012, there was $168,750 of total unrecognized compensation cost related to unvested stock options granted under the Plan. The original cost is expected to be recognized over a period of four years. The total fair value of shares vested during the nine months ended September 30, 2012 was $45,000.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Distributions

Distributions, including distributions paid by issuing shares under the distribution reinvestment plan, for the nine months ended September 30, 2012 were as follows:

	Distributions
2012	Declared	Paid
First Quarter	$213,217	$197,708
Second Quarter	272,107	255,192
Third Quarter	332,188	313,424

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

Acquistion of Enders Place

On October 2, 2012, through a wholly-owned subsidiary, the Company entered into a joint venture investment along with Bluerock Special Opportunity + Income Fund III, LLC (“BEMT Co-Investor III”), an affiliate of our Company’s Sponsor, and Waypoint Residential, LLC, an unaffiliated entity, to acquire 198 units of a 220-unit multifamily housing community commonly known as “Enders Place,” located in Orlando, Florida. The Company invested $4,716,846 to acquire a 48.4% indirect interest in the Enders property. For further information refer to the Current Report on Form 8-K as filed with the SEC on October 9, 2012.

Affiliate Working Capital Line of Credit

On October 2, 2012, the Company entered into a working capital line of credit provided by BEMT Co-Investor II and BEMT Co-Investor III, pursuant to which it may borrow up to $12.5 million (the “BEMT Co-Investor LOC”), pursuant to which it made an initial draw of $4.8 million on October 2, 2012 and a subsequent draw of $3.2 million on October 18, 2012. The BEMT Co-Investor LOC has a 6-month term. The maturity date is April 2, 2013, and may be prepaid without penalty. It bears interest compounding monthly at a rate of 30-day LIBOR + 6.00%, subject to a minimum rate of 7.50%, annualized for three months, and thereafter bears interest compounding monthly at a rate of 30-day LIBOR + 6.00%, subject to a minimum rate of 8.50% for the remainder of the term. For further information refer to the Current Report on Form 8-K as filed with the SEC on October 8, 2012.

Acquisition of Berry Hill

On October 18, 2012, through a wholly-owned subsidiary, the Company entered into a joint venture investment along with BEMT Co-Investor III, an affiliate of our Company’s Sponsor, and an affiliate of Stonehenge Real Estate Group, LLC, an unaffiliated entity, to develop a 266-unit, class A, mid-rise apartment community in Nashville, Tennessee, to be known as 23Hundered@Berry Hill. The Company invested $3,788,725 to acquire a 58.575% indirect interest in the Berry Hill development. For further information refer to the Current Report on Form 8-K as filed with the SEC on October 24, 2012.

Status of the Offering

For the period October 1, 2012 through November 5, 2012 the Company sold approximately 77,733 shares of common stock for gross proceeds of $679,141 including issuances through its distribution reinvestment plan.

Distributions Paid

Distributions Declared Daily For Each Day in Month Listed	Date Paid	Total Distribution	Cash Distribution	Dollar amount of Shares Issued pursuant to the Distribution Reinvestment plan
September 2012	October 1, 2012	$115,533	$71,665	$43,868
October 2012	November 1, 2012	$122,384	$75,906	$46,478

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions Declared

On November 5, 2012, our Board of Directors declared distributions based on daily record dates for the period from January 1, 2012 through March 31, 2013. Distributions payable to each stockholder of record were or will be paid in cash on or before the 15th day of the following month.

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history, which makes our future performance difficult to predict.

•	We will rely on our Advisor, an affiliate of our officers and non-independent directors, to manage our business and select and manage investments. The success of our business will depend on the success of our Advisor in performing these duties.

•	Our officers and non-independent directors have substantial conflicts of interest because they also are officers and owners of our Advisor and its affiliates, including our sponsor and our dealer manager.

•	During the early stages of our operations, we have funded and expect to continue to fund distributions from the un-invested proceeds of our public offering and borrowings. Thereafter, we may pay distributions from un-invested proceeds of our public offering, borrowings and the sale of assets to the extent distributions exceed our earnings or cash flows from operations.

•	For the year ended December 31, 2011, and the three and nine months ended September 30, 2012, none of our distributions paid during those periods were covered by our cash flow from operations or our funds from operations for those same periods.

•	To the extent we sell substantially less than the maximum number of shares in our public offering, we may not have sufficient funds, after the payment of offering and related expenses, to acquire a diverse portfolio of properties.

•	We may fail to qualify as a REIT for federal income tax purposes. We would then be subject to corporate level taxation and we would not be required to pay any distributions to our stockholders.

•	Our current corporate operating expenses exceed the cash flow received from our investments in real estate joint ventures. If the rate at which we raise offering proceeds does not improve significantly, our general and administrative costs will remain higher relative to the size of our portfolio.

•	There is no assurance that the Follow-On offering will become effective by April 13, 2012, the outside termination date of our Initial Public Offering, and to the extent our Follow-On Offering does not become effective we would not be able to sell securities beyond April 15, 2013. To the extent the Company cannot sell shares of common stock to raise capital after its current offering ends, the Company would need to seek alternative financing arrangements to continue our operations and investment activities. The Company can make no assurances that it will be able to secure alternative financing arrangements if that becomes necessary.

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

As of May 20, 2010, we had received gross offering proceeds sufficient to satisfy the minimum offering amount. Accordingly, we broke escrow with respect to subscriptions received from all states in which our shares are currently being offered. During the nine months ended September 30, 2012, we raised $9,006,240 in gross proceeds. A primary use of funds was the pay down of affiliate notes and short term debt of approximately $3,834,578. Our Total Equity increased $10,285,195 from a deficit of $384,885 as of December 31, 2011 to equity of $9,900,310 as of September 30, 2012.  The increase in our Total Equity is primarily attributable to the $9,006,240 in gross proceeds raised along with a $2,153,749 gain on the sale of Meadowmont and a $3,527,620 gain on the revaluation of equity on business combinations, not including any acquisition or disposition costs.   As of November 5, 2012, we had accepted aggregate gross offering proceeds of $20,024,505.  We will experience a relative increase in liquidity as we accept additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition, development and operation of our assets.

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

We have elected be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, as amended, and have qualified beginning with our taxable year ended December 31, 2010. In order to qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our taxable income (excluding net capital gains). If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify as a REIT for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and results of operations. We intend to continue to organize and operate in such a manner as to remain qualified as a REIT.

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

Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the apartment housing industry and real estate generally, which may be reasonably anticipated to have a material impact on the revenues or incomes to be derived from the operation of our assets. Our results of operations for the three and nine months ended September 30, 2012 are not indicative of those expected in future periods as we are still in our organizational and development stage.

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

In addition, we purchased additional incremental interests in two properties within our portfolio: The Reserve at Creekside Village located in Chattanooga, Tennessee and Springhouse at Newport News located in Newport News, Virginia for a combined purchase price of approximately $202,000.  As a result of the purchase, we recorded a $3.5 million gain on the revaluation of equity on the business combination. The acquisition of these interests and modification of the managing member agreements results in the Company having control over the Creekside Property and the Springhouse property, such that the Company now reports all of the Creekside property and the Springhouse property on the Company’s financial statements on a consolidated basis, reflecting gross amounts of assets, liabilities and noncontrolling interests in its balance sheet and gross amounts of revenues and expenses in its statement of operations. Prior to the transactions described herein, the Company’s investment in the Creekside property and the Springhouse property were reported on an unconsolidated basis under the equity method and reflected those amounts as a single net amount on each statement.

The change in financial reporting of the Company’s investments in the Springhouse property and the Creekside property from the equity method of reporting to the consolidation method, along with the disposition of the Company’s interest in the Meadowmont property, has contributed to significant increases in many of our financial results.

The following is a summary of our investments as of the nine months ended September 30, 2012:

Multifamily Community	Date Acquired	Number of Units	Our Ownership Interest in Property Owner	Occupancy %	NOI (in thousands)	Debt Service Coverage Ratio

Springhouse at Newport News	12/03/2009	432	38.25%	92%	$1,844	1.71

The Reserve at Creekside Village	03/31/2010	192	24.70%	93%	$995	1.77

The Estates at Perimeter	09/01/2010	240	25.00%	94%	$1,291	2.15

Gardens at Hillsboro Village	09/30/2010	201	12.50%	97%	$1,953	2.61

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues, property operating expenses, management fees, depreciation and amortization, real estate taxes and insurance increased due to the consolidation of the Springhouse and Creekside properties in the second quarter of 2012. This consolidation was the result of the business combination from the Company’s purchase of additional equity in Springhouse and Creekside. All items increased from zero during the three months ended September 30, 2011 to the following during the three months ended September 30, 2012; revenues of $1,557,630, property operating expenses of $521,018, management fees of $63,304, depreciation and amortization of $1,086,646, and real estate taxes and insurance of $203,355.

General and administrative expenses decreased $62,385 from $502,016 for the three months ended September 30, 2011 to $439,631 for the three months ended September 30, 2012. This decrease is primarily due to managed payroll savings.

Interest expense increased $254,187 from $87,926 for the three months ended September 30, 2011 to $342,113 for the three months ended September 30, 2012.  The higher interest expense is the result of the amortizing of the fair value debt adjustment resulting from the consolidation of the Springhouse and Creekside properties in the second quarter of 2012, offset by the Company extinguishing its entire affiliated notes payable of $4,984,578 since September 30, 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues, property operating expenses, management fees, depreciation and amortization, real estate taxes and insurance increased due to the consolidation of the Springhouse and Creekside properties for the period of June 27, 2012 through September 30, 2012. This consolidation was the result of the business combination from the Company’s purchase of additional equity in Springhouse and Creekside. All items increased from zero to the following: Revenues: $1,625,765, property operating expenses: $537,256, management fees: $66,092, depreciation and amortization: $1,134,898, and real estate taxes and insurance: $212,085.

General and administrative expense decreased $2,018,620 from $3,180,883 for the nine months ended September 30, 2011 to $1,162,263 for the nine months ended September 30, 2012. In 2010, the Company recorded expenses up to the 2% limitation of its average invested assets in its income statement and the remainder was recorded as a receivable for the expenses exceeding the 2% threshold until board approval in the first quarter of 2011, resulting in a significant increase over the prior year’s recorded amount. Upon approval, these costs totaling $1,646,818 were expensed in the first quarter of 2011. For the nine months ended September 30, 2012, the amounts represent only those expenses incurred during the period. In addition, general and administrative expenses were decreased further by additional managed payroll savings.

Gain on revaluation of equity on business combination was as a result of the business combination from the Company’s additional equity purchases in Springhouse and Creekside in June 2012, which resulted in a revaluation gain of $3,450,460, net of acquisition costs. There were no business combinations that took place in the nine months ended September 30, 2011.

Gain on sale of joint venture interests increased as a result of the Company’s sale of its investment in Meadowmont in June 2012, resulting in a gain of $2,014,533, net of disposition fees. There were no dispositions that took place in the nine months ended September 30, 2011.

Interest expense increased $192,432 from $260,319 for the nine months ended September 30, 2011 to $452,751 for the nine months ended September 30, 2012.  The higher interest expense is the result of amortizing the fair value debt adjustment resulting from the consolidation of the Springhouse and Creekside properties late in the second quarter of 2012, offset by the Company extinguishing its entire affiliated notes payable of $4,984,578 since September 30, 2011.

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

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our Advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf; however, our Advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by us exceed 15% of gross proceeds from our Initial Public Offering. Through September 30, 2012, including shares issued through our distribution reinvestment plan, we had sold 2,063,884 shares in the offering for gross offering proceeds of $19,345,364 and recorded organization costs of $49,931, other offering costs of $3,079,573 and selling commissions and dealer manager fees of $1,821,226. In addition, our Advisor has incurred on our behalf $2,407,524 of offering costs which will become payable as additional offering proceeds are raised to the extent that selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds.

Operating Expenses

Under our advisory agreement, our Advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our Advisor’s overhead, such as rent, employee costs, utilities and information technology costs. We do not, however, reimburse our Advisor for personnel costs in connection with services for which our Advisor receives acquisition, origination or disposition fees or for personnel costs related to the salaries of our executive officers. From January 1, 2009 through March 31, 2011, our Advisor and its affiliates incurred $677,415 of operating expenses on our behalf. Our charter limits our total operating expenses at the end of the four preceding fiscal quarters to the greater of (A) 2% of our average invested assets, or (B) 25% of our net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period, notwithstanding the above limitation, we may reimburse amounts in excess of the limitation if a majority or our independent directors determines that such excess amounts were justified based on unusual and non-recurring factors. Due to the limitations discussed above and because operating expenses incurred directly by us have exceeded the 2% threshold, the amount due to the Advisor had not been recorded on our income statement as of December 31, 2010. Further, $973,607 had been recorded as a receivable from the Advisor as of December 31, 2010 for the excess operating expenses incurred directly by us over the 2% threshold. Our Board of Directors, including all of our independent directors, reviewed our total operating expenses for the four fiscal quarters ended December 31, 2009 (and the four fiscal quarters ended each quarter after) and an estimate of our total operating expenses for the four fiscal quarters to end March 31, 2011 and unanimously determined the excess amounts to be justified because of the costs of operating a public company in our early stages of operating. Upon approval of these costs on March 22, 2011, $1,646,818 of total costs were expensed and $677,415 became a liability to us, payable to our Advisor and its affiliates. As the Board of Directors has approved such expenses, all 2011 and 2012 operating expenses have been and will be expensed as incurred. As of September 30, 2012, $677,415 has been paid to the Advisor.

Liquidity and Capital Resources

Pursuant to our Initial Public Offering, we are offering a maximum of $1,000,000,000 in shares of our common stock in our primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers. We also are offering up to $285,000,000 in shares pursuant to our distribution reinvestment plan at $9.50 per share. On September 20, 2012, we filed a registration statement on Form S-11 with the SEC, to register $500.0 million in shares of our common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment program) at a price of $10.00 per share (subject to certain volume discounts described in the prospectus), and $50.0 million in shares of its common stock to be sold pursuant to our distribution reinvestment plan at $9.50 per share, pursuant to a follow-on offering to the Initial Public Offering (the “Follow-On Offering”). As permitted by Rule 415 under the Securities Act, we will now continue the Initial Public Offering until the earlier of April 13, 2013 or the date the SEC declares the registration statement for the Follow-On Offering effective.

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

We generally expect to meet our short-term liquidity requirements, such as our operating and administrative expenses, continuing debt service obligations and the payment of distributions, through net cash provided by operations and net proceeds raised in our public offering. Operating cash flow is expected to increase as additional investments are added to our portfolio. We are continuing to raise proceeds in our ongoing Initial Public Offering; however, we suspended our offering on November 17, 2010 in order to restate certain of our financial statements and selling efforts did not recommence until March 2, 2011. In order to fund general working capital while our offering was suspended, on January 20, 2011, we entered a loan agreement for a line of credit with an affiliate of our sponsor that permits us to borrow up to $500,000. On January 20, 2012, the maturity date of the line of credit was extended to July 20, 2012. We borrowed and paid back in full $150,000 during 2011 and did not borrow further from the line prior to its maturity date. Our current corporate operating expenses exceed the cash flow received from our investments in real estate joint ventures. If the rate at which we raise offering proceeds does not improve significantly, our general and administrative costs will remain higher relative to the size of our portfolio and we may be required to incur additional debt to fund our operations. To the extent cash on hand is not sufficient to meet our short-term liquidity requirements, we expect to utilize credit facilities obtained from affiliated or unaffiliated third parties.

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

In addition, our policy is generally to pay distributions from cash flow from operations. However, some or all of our distributions to date have been paid from proceeds from our public offering and may in the future be paid from additional sources, such as from borrowings, advances from our Advisor, and our Advisor’s deferral of its fees and expense reimbursements.  None of our distributions for the year ended December 31, 2011 or for the nine months ended September 30, 2012 were funded with our cash from operations for those same periods. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and repayment of short-term financing of future property acquisitions, through long-term secured and unsecured borrowings.

Potential future sources of capital include proceeds from the sale of shares of common stock in our Follow-On Offering, secured or unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow.

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

As of September 30, 2012, the percentage of our borrowings to our net assets was below the 300% guideline.

As of July 5, 2011, Bluerock Capital Markets, an affiliate of us and our Advisor, assumed the role of dealer manager for the remainder of the Initial Public Offering. Prior to July 5, 2011, Select Capital Corporation, a third party, served as dealer manager for the Initial Public Offering. We expect that this transition to an affiliated dealer manager will lead to greater sales of shares in the Initial Public Offering; however, we can provide no assurances that this will be the case. If Bluerock Capital Markets is unsuccessful in its efforts to market the Initial Public Offering or the Follow-On Offering (to the extent it becomes effective with the SEC), our liquidity will be adversely affected which would adversely affect our ability to fund our ongoing operations and make acquisitions.

Cash Flows from Operating Activities

As of September 30, 2012, we owned indirect equity interests in four real estate properties. During the nine months ended September 30, 2012, net cash used in operating activities was $1,999,722. Net income of $3,289,596 was adjusted for the following non-cash items:

•	Gain on revaluation of equity on business combinations of $3,450,460;
•	Gain on sale of Meadowmont joint venture interests of $2,014,533;
•	Depreciation and amortization of $1,134,898;
•	Amortization of fair value debt adjustment of $125,281;
•	Stock-based compensation of $45,000; and
•	Income in unconsolidated joint ventures of $4,049. This amount includes our pro-rata share of (1) non-cash adjustment for the depreciation and amortization at the property level and (2) any non-recurring acquisition costs incurred in the year we acquired our indirect equity interest in the property for our unconsolidated joint ventures.

The net cash used in operating activities consisted of the following:

•	Decrease in accounts payable and accrued liabilities of $40,216; and
•	Increase in due to affiliates of $1,379,032.

This was offset by the following increases in our cash from operations:

•	Cash distributions received for our unconsolidated joint ventures of $476,619; and
•	Decrease in accounts receivable, prepaids and other assets of $12,696.

Cash Flows from Investing Activities

Cash flows from investing activities are primarily due to the purchasing or selling of our joint venture interests in various multifamily properties. During the nine months ended September 30, 2012, cash flows provided by investing activities were $2,796,937 and consisted of the following:

•	Proceeds from the sale of our joint venture interest in the Meadowmont property of $2,957,622; and

•	Cash acquired in excess of acquisition of consolidated real estate investments of $96,057.

This was offset by:

•	Increase in restricted cash of $196,368;
•	Additions to our consolidated real estate investments of $53,917; and
•	Investment in unconsolidated real estate joint ventures of $6,457.

Cash Flows from Financing Activities

Our cash flows from financing consist primarily of proceeds from the Initial Public Offering and repayments/proceeds from affiliate loans less distributions paid to our stockholders.

For the nine months ended September 30, 2012, net cash provided by financing activities was $2,629,195, which consisted of the following:

•	$9,006,240 of gross offering proceeds related to our Initial Public Offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $862,841, and (2) offering costs paid by us directly in the amount of $700,121.

This was offset by:

•	Notes payable repayment of $3,834,578;
•	Redemption of common stock of $271,772; and
•	$472,942 of net cash distributions, after giving effect to distributions reinvested by stockholders of $312,407.

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

We believe that MFFO is helpful in assisting management, investors and analysts assess the sustainability of our operating performance, and in particular, after our offering and acquisition stages are complete primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired. As we are currently in our offering and acquisition stage, we expect that the exclusion of acquisition expense will be our most significant adjustment for the near future. We have incurred $77,160 of acquisition expense during the nine months ended September 30, 2012. There were no acquisition expenses incurred during the three months ended September 30, 2012.

In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management's investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Acquisition costs related to business combinations are to be expensed.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management's analysis of the investing and operating performance of our properties.  In addition, it provides investors with information about our operating performance so they can better assess the sustainability of our operating performance after our offering and acquisition stages are completed.  Acquisition expenses include those incurred with our Advisor or third parties. Table 1 presents our calculation of FFO and MFFO for the three and nine months ended September 30, 2012 and 2011.

Because we have been raising capital in our Initial Public Offering since our inception, did not commence real estate operations until the end of 2009, made several additional equity investments in 2010 and made no investments in 2011, the results presented in Table 1 below are not directly comparable and should not be considered an indication of our future operating performance. Table 2 presents additional information about our MFFO on a property-level basis and presents our calculation of our pro-rata share of our investments’ MFFO for the three and nine months ended September 30, 2012 and 2011.

TABLE 1	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income (loss) available to common shareholders(1)	$(719,870)	$(662,354)	$3,737,066	$(3,777,765)
Add: Pro-rata share of investments depreciation and amortization(2)	441,240	243,094	1,005,965	805,798
	(278,630)	(419,260)	4,743,031	(2,971,967)
Less: Pro-rata share of investments
gain on sale of joint venture interest and	-	-	(2,153,749)	-
gain on revaluation of equity on business combinations	-	-	(3,527,621)	-
FFO	$(278,630)	$(419,260)	$(938,339)	$(2,971,967)
Add: Pro-rata share of investments acquisition and disposition costs	-	-	216,376	-
MFFO	$(278,630)	$(419,260)	$(721,963)	$(2,971,967)

(1)	The net loss for the nine months ended September 30, 2011 includes $1,646,818 of excess operating expenses approved by our Board of Directors on March 22, 2011 relating to our total operating expenses for the four fiscal quarters ended December 31, 2009 and the four fiscal quarters ended each quarter after through March 31, 2011.
(2)	The real estate depreciation and amortization amount includes our share of consolidated real estate-related depreciation and amortization of intangibles, less amounts attributable to noncontrolling interests, and our similar estimated share of unconsolidated depreciation and amortization, which is included in earnings of our unconsolidated real estate joint venture investments.

TABLE 2	Three Months Ended September 30, 2012
	Springhouse	Creekside	Meadowmont	Augusta	Hillsboro	Total
Pro-rata share of properties’ income	$89,374	$15,887	$989	$54,417	$49,875	$210,542
Less:
Depreciation and amortization	(267,105)	(95,936)	(252)	(49,270)	(28,677)	(441,240)
Asset management and oversight fees	(33,701)	(12,782)	-	(17,297)	(11,070)	(74,850)
Corporate operating expenses(1)	(238,239)	(146,315)	(53)	(4,395)	(25,320)	(414,322)
Net income (loss)	$(449,671)	$(239,146)	$684	$(16,545)	$(15,192)	$(719,870)
Add:
Depreciation and amortization	267,105	95,936	252	49,270	28,677	441,240
FFO	$(182,566)	$(143,210)	$936	$32,725	$13,485	$(278,630)
Add:
Acquisition and disposition costs	-	-	-	-	-	-

MFFO	$(182,566)	$(143,210)	$936	$32,725	$13,485	$(278,630)

	Nine Months Ended September 30, 2012
	Springhouse	Creekside	Meadowmont	Augusta	Hillsboro	Total
Pro-rata share of properties’ income	$275,798	$85,466	$77,570	$170,929	$142,470	$752,233
Less:
Depreciation and amortization	(507,942)	(158,996)	(109,625)	(147,400)	(82,002)	(1,005,965)
Affiliate loan interest, net	(11,151)	-	-	(67,417)	(21,697)	(100,265)
Asset management and oversight fees	(88,545)	(29,389)	(36,815)	(51,936)	(33,181)	(239,866)
Acquisition and disposition costs	(37,210)	(39,950)	(139,216)	-	-	(216,376)
Corporate operating expenses(1)	(470,138)	(201,568)	(140,379)	(178,405)	(143,575)	(1,134,065)
Add:
Gain on sale of joint venture interest	-	-	2,153,749	-	-	2,153,749
Gain on revaluation of equity on business combinations	2,284,657	1,242,964	-	-	-	3,527,621
Net income (loss)	$1,445,469	$898,527	$1,805,284	$(274,229)	$(137,985)	$3,737,066
Add:
Depreciation and amortization	507,942	158,996	109,625	147,400	82,002	1,005,965
Less:
Gain on sale of joint venture interest	-	-	(2,153,749)	-	-	(2,153,749)
Gain on revaluation of equity on business combinations	(2,284,657)	(1,242,964)	-	-	-	(3,527,621)
FFO	$(331,246)	$(185,441)	$(238,840)	$(126,829)	$(55,983)	$(938,339)
Add:
Acquisition and disposition costs	37,210	39,950	139,216	-	-	216,376

MFFO	$(294,036)	$(145,491)	$(99,624)	$(126,829)	$(55,983)	$(721,963)

(1)	Corporate operating expenses have been allocated amongst our portfolio based on the percentage of our investment in the joint venture to our total investments in joint ventures.

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

•	Directors stock compensation of $45,000 and $53,125 was recognized for the nine months ended September 30, 2012 and 2011, respectively.
•	Amortization of deferred financing costs paid on behalf of our joint ventures of approximately $56,354 and $7,543 was recognized for the nine months ended September 30, 2012 and 2011, respectively.

Distributions

On May 7, 2012, our Board of Directors declared distributions of $0.00191781 per common share based on daily record dates for the period from July 1, 2012 through September 30, 2012. Additionally, on August 7, 2012, our Board of Directors declared distributions of $0.00191781 per common share based on daily record dates for the period from October 1, 2012 through December 31, 2012. Distributions payable to each stockholder of record were or will be paid in cash on or before the 15th day of the following month. A portion of each distribution may constitute a return of capital for tax purposes. We intend to make regular cash distributions to our stockholders, typically on a monthly basis. As current corporate operating expenses exceed cash flow received from our investments in real estate joint ventures, we can make no assurance that our Board of Directors will continue to approve monthly distributions at the current rate; however the recently approved distributions and the distributions paid to date represent an amount that, if paid each month for a 12-month period, would equate to a 7.0% annualized rate based on a purchase price of $10.00 per share.

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

Distributions paid, cash flows from operations and FFO were as follows:

	Distributions Paid
Period	Cash	Reinvested	Total	Cash Flow from Operations	Distributions Declared	FFO
First Quarter 2012	$119,815	$77,893	$197,708	$(275,234)	$213,217	$(204,701)
Second Quarter 2012	158,737	96,455	255,192	(3,619)	272,107	(455,008)
Third Quarter 2012	194,505	118,919	313,424	(1,720,869)	332,188	(278,630)
Total	$473,057	$293,267	$766,324	$(1,999,722)	$817,512	$(938,339)

For our three and nine months ended September 30, 2012, we paid total distributions, including distributions reinvested through our distribution reinvestment plan, of approximately $313,424 and $766,324, respectively. Our FFO for the three and nine months ended September 30, 2012 was approximately $(278,630) and $(938,339), respectively. Our net income (loss) for the three and nine months ended September 30, 2012 was approximately $(719,870) and $3,737,066, respectively. Since our inception on July 25, 2008 through September 30, 2012, we have paid total distributions, including distributions reinvested through our distribution reinvestment plan, of $1,513,235 and have had cumulative FFO of approximately $(5,612,896) and a cumulative net loss of approximately $(3,324,056). For the year ended December 31, 2011, we paid total distributions, including distributions reinvested through our distribution reinvestment plan, of approximately $554,202. Our FFO for the year ended December 31, 2011 was approximately $(3,269,382) and our net loss for the year ended December 31, 2011 was approximately $(4,315,331). For a discussion of how we calculate FFO and why our management considers it a useful measure of REIT operating performance as well as a reconciliation of FFO to our net loss, please see “—Funds from Operations and Modified Funds From Operations” above.

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 and Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” of our notes to consolidated financial statements.

Subsequent Events

Acquistion of Enders Place

On October 2, 2012, through a wholly-owned subsidiary, the Company entered into a joint venture investment along with Bluerock Special Opportunity + Income Fund III, LLC (“BEMT Co-Investor III”), an affiliate of our Company’s Sponsor, and Waypoint Residential, LLC, an unaffiliated entity, to acquire 198 units of a 220-unit multifamily housing community commonly known as “Enders Place,” located in Orlando, Florida. The Company invested $4,716,846 to acquire a 48.4% indirect interest in the Enders property. For further information refer to the Current Report on Form 8-K as filed with the SEC on October 9, 2012.

Affiliate Working Capital Line of Credit

On October 2, 2012, the Company entered into a working capital line of credit provided by BEMT Co-Investor II and BEMT Co-Investor III, pursuant to which it may borrow up to $12.5 million (the “BEMT Co-Investor LOC”), pursuant to which it made an initial draw of $4.8 million on October 2, 2012 and a subsequent draw of $3.2 million on October 18, 2012. The BEMT Co-Investor LOC has a 6-month term. The maturity date is April 2, 2013, and may be prepaid without penalty. It bears interest compounding monthly at a rate of 30-day LIBOR + 6.00%, subject to a minimum rate of 7.50%, annualized for three months, and thereafter bears interest compounding monthly at a rate of 30-day LIBOR + 6.00%, subject to a minimum rate of 8.50% for the remainder of the term. For further information refer to the Current Report on Form 8-K as filed with the SEC on October 8, 2012.

Acquisition of Berry Hill

On October 18, 2012, through a wholly-owned subsidiary, the Company entered into a joint venture investment along with BEMT Co-Investor III, an affiliate of our Company’s Sponsor, and an affiliate of Stonehenge Real Estate Group, LLC, an unaffiliated entity, to develop a 266-unit, class A, mid-rise apartment community in Nashville, Tennessee, to be known as 23Hundered@Berry Hill. The Company invested $3,788,725 to acquire a 58.575% indirect interest in the Berry Hill development. For further information refer to the Current Report on Form 8-K as filed with the SEC on October 24, 2012.

Status of the Offering

For the period October 1, 2012 through November 5, 2012 the Company sold approximately 77,733 shares of common stock for gross proceeds of $679,141 including issuances through its distribution reinvestment plan.

Distributions Paid

Distributions Declared Daily For Each Day in Month Listed	Date Paid	Total Distribution	Cash Distribution	Dollar amount of Shares Issued pursuant to the Distribution Reinvestment plan
September 2012	October 1, 2012	$115,533	$71,665	$43,868
October 2012	November 1, 2012	$122,384	$75,906	$46,478

Distributions Declared

On November 5, 2012, our Board of Directors declared distributions based on daily record dates for the period from January 1, 2013 through March 31, 2013. Distributions payable to each stockholder of record were or will be paid in cash on or before the 15th day of the following month.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 20, 2012, we filed a registration statement on Form S-11 with the SEC, to register $500.0 million in shares of our common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment program) at a price of $10.00 per share (subject to certain volume discounts described in the prospectus), and $50.0 million in shares of its common stock to be sold pursuant to our distribution reinvestment plan at $9.50 per share, pursuant to a follow-on offering to the Initial Public Offering (the “Follow-On Offering”). As permitted by Rule 415 under the Securities Act, we will now continue the Initial Public Offering until the earlier of April 13, 2013 or the date the SEC declares the registration statement for the Follow-On Offering effective. We may sell shares under the distribution reinvestment plan beyond the termination of the primary offering until we have sold all shares under the plan.

As of September 30, 2012, including shares issued through our distribution reinvestment plan, we had sold approximately 2,063,884 shares of common stock in our ongoing public offering and raised gross offering proceeds of approximately $19,345,364.  From this amount, we incurred approximately $1,821,226 in selling commissions and dealer manager fees payable to our dealer manager. We have used approximately $8,184,234 of net proceeds to purchase interests in real estate, net of notes payable.

Unregistered Sale of Equity Securities

During the three and nine months ended September 30, 2012, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Repurchases

We have adopted a share repurchase plan that may enable stockholders to sell their shares to us in limited circumstances. We amended and restated our share repurchase plan on February 12, 2010. The effect of the amendment was to change the price at which we will repurchase the shares. As amended, prior to establishing the estimated value of our shares, the prices at which we will initially repurchase shares are as follows:

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

During the nine months ended September 30, 2012, we redeemed $212,767 of common stock, based on the maximum amount available for repurchases, which was equal to the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during 2011, totaling $212,767. Under the terms of the share repurchase plan, no additional repurchase requests may be fulfilled in 2012 other than as determined by our Board of Directors. As of September 30, 2012, we received a total of four redemption requests during the nine month period ended September 30, 2012. Of these four redemption requests, we honored a total of 5,926 shares aggregating $59,005, and deferred redemption requests with respect to 2,500 shares. In September 2012, the board of directors approved the redemption of $59,005 of common stock, in excess of the amount available for repurchases due to certain extraordinary circumstances, bringing total redemptions to $271,772 for the nine months ended September 30, 2012. The average redemption price for the fulfilled redemptions during the nine months ended September 30, 2012 was $9.96 per share. Funds for the payment of redemption requests were derived from the proceeds of our distribution reinvestment plan. We do not expect to be able to fulfill redemption requests during the remainder of 2012, except in exceptional circumstances as determined by our board of directors. As the Company receives additional share redemption requests, such shares will be queued for repurchase in 2013 in accordance with the terms of the share repurchase plan and subject to the funds available from the sale of shares under our dividend reinvestment plan during 2012. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during the nine months ended September 30, 2012, totaling $312,407, less the $59,005 redeemed during the three months ended September 30, 2012, additional redemption requests in 2012 may be redeemed up to $253,402 in 2013.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).
4.1	Distribution Reinvestment Plan (included as Exhibit B to the Prospectus dated April 17, 2012, incorporated by reference to Exhibit B to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).
4.2	Form of Subscription Agreement (included as Exhibit A to the Prospectus dated April 17, 2012, incorporated by reference to Exhibit A to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).
10.1	Second Amended and Restated Advisory Agreement between Bluerock Enhanced Multifamily Advisor, LLC Bluerock Enhanced Multifamily Holdings, L.P. and the Registrant dated September 26, 2012, incorporated by reference to Exhibit 10.41 to Post-Effective Amendment No. 12 to the Registrant’s Registration Statement on Form S-11 (No. 333-153135).
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.

DATE: November 13, 2012	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

DATE: November 13, 2012	/s/ Jerold E. Novack
Jerold E. Novack
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

