Form 10-K
period 2012-12-31
Bluerock Enhanced Multifamily Trust, Inc.
filed 2013-03-13
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to _______

Commission file number 333-153135

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-3136483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Heron Tower, 70 East 55th St., New York, NY	10022
(Address or principal executive offices)	(Zip Code)

(212) 843-1601

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established market for the Registrant’s shares of Common Stock. The Registrant has registered an initial public offering of its shares of Common Stock pursuant to a Registration Statement on Form S-11, which shares are being offered at $10.00 per share, with discounts available for certain categories of purchasers. The aggregate market value of the Registrant’s Common Stock held by non-affiliates as of June 30, 2012 (the last business day of the Registrant’s most recently completed second fiscal quarter) was approximately $16.11 million assuming a market value of $10.00 per share.

As of March 4, 2013 the Registrant had 2,294,718 shares of Common Stock outstanding.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

FORM 10-K

December 31, 2012

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, include discussion and analysis of the financial condition of Bluerock Multifamily Growth REIT, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), our anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief, or current expectations of our management based on their knowledge and understanding of the business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

Forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results. The forward-looking statements should be read in light of the risk factors identified in the “Risk Factors” section of our prospectus dated April 25, 2012 as supplemented to date.

In addition, the following are some of the more significant risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history, which makes our future performance difficult to predict.

•	We will rely on our Advisor, an affiliate of our officers and non-independent directors, to manage our business and select and manage investments. The success of our business will depend on the success of our Advisor in performing these duties.

•	Our officers and non-independent directors have substantial conflicts of interest because they also are officers and owners of our Advisor and its affiliates, including our Sponsor and our dealer manager.

•	During the early stages of our operations, we have funded and expect to continue to fund distributions from the un-invested proceeds of our public offering and the sale of assets to the extent distributions exceed our earnings or cash flows from operations.

•	For the years ended December 31, 2012 and 2011, none of our distributions paid during those periods were covered by our cash flow from operations or our funds from operations for those same periods.

•	To the extent we sell substantially less than the maximum number of shares in our public offering, we may not have sufficient funds, after the payment of offering and related expenses, to acquire a diverse portfolio of properties.

•	We may fail to qualify as a REIT for federal income tax purposes. We would then be subject to corporate level taxation and we would not be required to pay any distributions to our stockholders.

•	Our current corporate operating expenses exceed the cash flow received from our investments in real estate joint ventures. If the rate at which we raise offering proceeds does not improve significantly, our general and administrative costs will remain higher relative to the size of our portfolio.

•	There is no assurance that our Follow-On offering will become effective by April 13, 2013, the outside termination date of our Initial Public Offering, and to the extent our Follow-On Offering does not become effective after the Initial Public Offering terminates, we would not be able to sell securities. To the extent the Company cannot sell shares of common stock to raise capital after the Initial Public Offering ends, the Company would need to see alternative financing arrangements to continue our operations and investment activities. The Company can make no assurances that it will be able to secure alternative financing arrangements if that becomes necessary.

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

PART I

Item 1. Business

Organization

Bluerock Multifamily Growth REIT, Inc. (the “Company”) was incorporated on July 25, 2008 under the laws of the state of Maryland. We have elected to be treated, and currently qualify, as a real estate investment trust, or REIT, for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. We were incorporated to raise capital and acquire a diverse portfolio of residential real estate assets. On February 22, 2013, we changed the name of the Company from Bluerock Enhanced Multifamily Trust, Inc. to Bluerock Multifamily Growth REIT, Inc.

On August 22, 2008, we filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of our common stock in our primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers and up to $285,000,000 in shares pursuant to our distribution reinvestment plan at $9.50 per share (the “Initial Public Offering”). The SEC declared our registration statement effective on October 15, 2009. As of May 20, 2010, we had received gross offering proceeds sufficient to satisfy the minimum offering amount for the Initial Public Offering. Accordingly, we broke escrow with respect to subscriptions received from all states in which our shares were being offered. As of March 4, 2013, we had accepted aggregate gross offering proceeds of $21,372,649. We intend to use substantially all of the net proceeds from the Initial Public Offering to invest in a diverse portfolio of real estate.

On September 20, 2012, we filed a registration statement on Form S-11 with the SEC to register 50,000,000 shares of our common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment program) at a price of $10.00 per share (subject to certain volume discounts described in the prospectus), for maximum aggregate gross offering proceeds of $500.0 million, pursuant to a follow-on offering to this offering (the “Follow-On Offering”). As permitted by Rule 415 under the Securities Act, we will continue the Initial Public Offering until the earlier of April 13, 2013 or the date the SEC declares the registration statement for the Follow-On Offering effective.

On July 5, 2011, we provided our former dealer manager, Select Capital Corporation (“Select Capital”), with notice that it considers the Dealer Manager Agreement with Select Capital entered into on October 15, 2009 to have been terminated, effective immediately. In addition, on July 5, 2011, we entered into a Dealer Manager Agreement with Bluerock Capital Markets, LLC (“Bluerock Capital Markets”), our affiliate, pursuant to which it assumed dealer manager responsibilities for the remainder of the Initial Public Offering. The dealer manager is responsible for marketing the Company’s shares in the Initial Public Offering and is expected to provide the same services for our Follow-On Offering.

We have no employees and are supported by related-party service agreements. We are externally managed by Bluerock Multifamily Advisors, LLC (the “Advisor”), a Delaware limited liability company organized in 2008. Our day-to-day operations are managed by our Advisor, under an advisory agreement. Our advisory agreement has a one-year term expiring October 14, 2013, and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and us. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf. Substantially all our business is conducted through our operating partnership, Bluerock Multifamily Holdings, LP, a Delaware limited partnership (“Bluerock Holdings”).

The principal executive offices of our Company and the Advisor are located at Heron Building, 70 East 55th Street, New York, New York 10022. Our telephone number is (877) 826-BLUE (2583).

Investments in Real Estate Joint Ventures

As of December 31, 2012, we, through joint venture partnerships, own equity interests in seven multifamily real estate properties. Six of our properties are currently in service and one of our properties is in development. For more information regarding our investment, see "Item 2. Properties".

Investment Objectives

We intend to acquire and develop a diversified portfolio of real estate investments, with a primary focus on well-located, Class A apartment properties with strong and stable cash flows. We intend to implement what we refer to as the Growth Strategy at these apartment properties, which we believe will increase rents, tenant retention and property values, and generate attractive returns for our investors. We also intend to acquire well-located residential properties that we believe present significant opportunities for short-term capital appreciation, such as those requiring repositioning, renovation or redevelopment, and properties available at opportunistic prices from distressed or time-constrained sellers. Our portfolio will be focused on three demographically attractive regions with growing population and job growth, both of which are correlated with rental rates and occupancy, in order to earn attractive returns on invested equity.

We may adjust our targeted portfolio allocation based on, among other things, prevailing real estate market conditions and the availability of attractive investment opportunities. We will not forego an attractive investment because it does not fit within our targeted asset class or portfolio composition. The volume and value of properties we acquire will depend on the proceeds of the Initial Public Offering, and, to the extent effective, the Follow-On Offering.

Enhancement Strategy

The Advisor’s Growth Strategy consists of a series of initiatives that we believe can create a sustainable competitive advantage and allow us to realize long-term increases in apartment property value. This strategy seeks to transform the perception of the apartment from a purely functional one (i.e., as solely a place to live) to a lifestyle product / community (i.e., as a place to live, interact, and socialize) thereby creating an enhanced perception of value among residents, allowing for premium rental rates, and improving resident retention.

The initiatives consist of amenities and attributes that go beyond traditional features, and incorporate cosmetic and architectural improvements along with technology, music and activities to establish an enhanced sense of comfort and appeal to our target residents’ desire for a “sense of community” by creating places to gather, socialize and interact in a highly amenitized environment. This strategy is specifically targeted to appeal to the following two lucrative and rapidly growing segments of the multifamily market:

•	Lifestyle Renters are generally established, adult households with multiple housing choices open to them, which choose to rent an apartment for primarily nonfinancial reasons. They include Baby Boomers (individuals born in the U.S. between 1946 and 1964), who have become empty nesters and are seeking to live a simpler lifestyle without the responsibilities of home ownership, as well as older members of the Echo Boomers (the generation born in the U.S. between 1985 and 2000).

•	Middle Market Renters are generally younger and more mobile than Lifestyle Renters, and while they can generally afford to own, they have chosen either to save their money (perhaps to purchase a larger house at a later date), to spend it on other goods and services or to invest in something other than housing, or they are in a personal or job transition. For Middle Market Renters, an apartment can provide an inexpensive and maintenance-free residence.

As a further benefit, by appealing to and attracting the Lifestyle Renters and Middle Market renters, we believe the Growth Strategy can generate significant additional revenue-enhancing options at our properties, including the ability to provide and charge for premium units, upgrade packages and equipment rentals such as washers and dryers, flat screen televisions and premium sound systems.

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

Distribution Policy

Generally, our policy will be to pay distributions from cash flow from operations. However, to date all of our distributions have been paid from the proceeds of the Initial Public Offering, and we expect that some or all of our future distributions will be paid from sources other than cash flow from operations, such as from the proceeds of the Initial Public Offering or Follow-On Offering, cash advances to us by the Advisor, cash resulting from a waiver or deferral of asset management fees and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow until such time as we have sufficient cash flow from operations to fully fund the payment of distributions therefrom. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we will pay these distributions in advance of our actual receipt of these funds. We may fund such distributions from advances from the Advisor or Sponsor or from the Advisor’s deferral of its asset management fee.

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

Industry Segment

Our current business consists of investing in and operating multifamily communities. Substantially all of our consolidated net income is from investments in real estate properties that we own through joint ventures. We internally evaluate operating performance on an individual property level and view our real estate assets as one industry segment, and, accordingly, our properties are aggregated into one reportable segment.

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

Item 1B.     Unresolved Staff Comments

We have no unresolved staff comments.

Item 2.    Properties

As of December 31, 2012, the Company has invested in six operating real estate properties and one development property through joint venture partnerships. The following table provides summary information regarding the Company’s in service investments ($ in thousands), which are either consolidated or presented on the equity method of accounting.

					Joint Venture Investment Information
Multifamily Community Name/Location	Approx. Rentable Square Footage	Number of Units	Date Acquired	Property Acquisition Cost(1)	Gross Amount of Our Investment	Our Indirect Ownership Interest	Approx. Annualized Base Rent(2)	Average Annual Effective Rent Per Unit(3)	Approx. % Leased
Springhouse at Newport News/Newport News, Virginia	310,826	432	12/3/2009	$29,250	$2,670	38.25%	$4,290	$10	93%
The Reserve at Creekside Village/Chattanooga, Tennessee	211,632	192	3/31/2010	$14,250	$717	24.70%	$2,233	$11	89%
The Estates at Perimeter/ Augusta, Georgia	266,148	240	9/1/2010	$24,950	$1,931	25.00%	$2,968	$12	91%
Gardens at Hillsboro Village/Nashville, Tennessee	187,430	201	9/30/2010	$32,394	$1,298	12.50%	$3,635	$18	92%
Enders Place at Baldwin Park/Orlando, Florida	234,600	198	10/02/2012	$25,100	$4,599	48.40%	$3,518	$18	95%
MDA Apartments/Chicago, Illinois(4)	160,290	190	12/17/2012	$54,900	$6,098	35.31%	$5,066	$26	91%

Total/Average	1,370,926	1,453		$180,844	$17,313		$21,710	$16	92%

(1)	Property Acquisition Cost excludes acquisition fees and closing costs.
(2)	Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases as of December 31, 2012 and does not take into account any rent concessions or prospective rent increases.
(3)	Annual effective rent per unit includes the effect of tenant concessions over the term of the lease.
(4)	The approximate rentable square footage for the MDA Apartments includes 8,200 square feet of retail space.

On October 18, 2012, we acquired a 58.575% indirect equity interest and, on December 17, 2012, we acquired 5.158% indirect equity interest, in a to-be developed class A, mid-rise apartment community known as 23Hundred @ Berry Hill located in Nashville, Tennessee (the “Berry Hill Property”), for a total investment of $4.2 million. The Berry Hill Property is anticipated to consist of approximately 194,275 rentable square feet encompassing 266 units.

Joint Ventures

We accounted for the acquisitions of our interests in properties through managing member LLCs in accordance with the provisions of the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

A variable interest entity (“VIE”) is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIE’s are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets. We continuously re-assess whether our interest in the managing member LLC is (i) a VIE, and (ii) if we are the primary beneficiary of the VIE.

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

For Springhouse and Creekside, the Company’s initial contributions into the managing member LLCs were funded through loans to our investing subsidiaries from an affiliate and accounted for as discussed above; however on March 30, 2012 and September 28, 2010, respectively, the loans were repaid and the managing member LLCs were no longer considered VIEs. In June 2012, the Company acquired an additional 1.0% and 2.0%, respectively, joint venture equity interests in the managing member LLCs. Also, at this time, the managing member agreements were amended to allow the Company to control the decision making of the managing member LLCs. The Company analyzed the managing member LLCs under a voting interest model and determined the Company should be consolidated under the voting interests model for both properties, as the Company has the power to direct the activities that most significantly impact the economic performance of the managing member LLCs and is considered to be the investor that is most closely associated with the entity among the related party investors. The Springhouse and Creekside investments are consolidated within the Company’s financial statements.

For Enders and MDA, the Company’s initial contributions into the managing member LLCs was funded through our corporate working line of capital from two affiliates, one of which is an investor in the Enders managing member LLC. The managing member LLCs are not considered VIEs. The Company analyzed the managing member LLCs under a voting interest model and determined the Company should be consolidated under the voting interest model for both properties, as the Company has the power to direct the activities that most significantly impact the economic performance of the managing member LLCs and is considered to be the investor that is most closely associated with the entity among the related party investors. The Enders and MDA investments are consolidated within the Company’s financial statements.

For Berry Hill, the Company’s initial contribution into the managing member LLC was funded from a working capital line of credit from an affiliate, which is also an investor in the managing member LLC and is considered a VIE. The Company is considered the primary beneficiary at it has both the power to direct the activities that most significantly impact economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Berry Hill investment has been consolidated within the Company’s financial statements.

Item 3.    Legal Proceedings

We are not party to, and none of our properties are subject to, any material pending legal proceeding.

Item 4.    Mining Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Pursuant to the Initial Public Offering, we are selling shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan. We do not expect our shares to become listed in the near future, and they may not become listed at all. Unless and until our shares are listed on a national securities exchange, it is not expected that a public market for the shares will develop.

To facilitate Financial Industry Regulatory Authority (“FINRA”) member participation in the Initial Public Offering, we disclose in each annual report distributed to stockholders a per share estimated value of our common stock, the method by which it was developed, and the date of the data used to develop the estimated value. In addition, beginning 18 months after the completion of our offering stage, we will prepare annual statements of estimated share values to assist both fiduciaries of retirement plans subject to the annual reporting requirements of ERISA and custodians of individual retirement accounts (“IRAs”) in the preparation of their reports relating to an investment in our shares. Although our Board of Directors has voluntarily determined an estimated value per share of $10.04 as of December 17, 2012, we have determined that for the purposes of disclosing in our annual report an estimated per share value, the estimated per share value shall be deemed to be $10.00 per share as of December 31, 2012. The basis for this valuation is the fact that the current public offering price for our shares in the Initial Public Offering is $10.00 per share (ignoring purchase price discounts for certain categories of purchasers). However, this estimated value is likely to be higher than the price at which you could resell your shares because (1) our public offering involves the payment of underwriting compensation and other directed selling efforts, which payments and efforts are likely to produce a higher sales price than could otherwise be obtained, and (2) no public market exists for our shares.

Until 18 months after the completion of our offering stage, we intend to use the price paid per share as the estimated value of a share of our common stock; provided, however, that if we have sold properties or other assets and have made one or more special distributions to stockholders of all or a portion of the net proceeds from such sales, the estimated value of a share of our common stock will be equal to the offering price of shares in our most recent offering less the amount of net sale proceeds per share that constitute a return of capital distributed to investors as a result of such sales. Beginning 18 months after the completion of our offering stage, we intend to use our Advisor, or another third-party, to estimate the value of our shares.

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

Shareholder Information

As of March 4, 2013, we had approximately 2,294,718 shares of common stock outstanding held by a total of 704 stockholders.

Distributions

We intend to make regular cash distributions to our stockholders, typically on a monthly basis. Our Board of Directors will determine the amount of distributions to be distributed to our stockholders. The board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. Especially during the early stages of our operations, we may declare distributions in excess of cash flow provided by operations.

The cash distributions paid in the four quarters ended December 31, 2011 were approximately $366,163. Distributions funded through the issuance of shares under our distribution reinvestment plan in the four quarters ended December 31, 2011 were approximately $188,039. For the four quarters ended December 31, 2011, cash flow used in operations was approximately $(1,051,693). Distributions in excess of cash flow provided by operations were funded with proceeds from this offering.

The cash distributions paid in the four quarters ended December 31, 2012 were approximately $695,415. Distributions funded through the issuance of shares under our distribution reinvestment plan in the four quarters ended December 31, 2012 were approximately $429,935. For the four quarters ended December 31, 2012, cash flow used in operations was approximately $(2,048,484).  Distributions in excess of cash flow provided by operations were funded with proceeds from this offering.

Distributions by quarter for the years ended December 31, 2012 and 2011, respectfully, were as follows:

	Distributions Paid						Sources of Cash Distributions
	Cash	Distributions Reinvested (DRIP)	Total	Cash Flow Used in Operations	Total Distributions Declared	Declared Distributions Per Share(1)	Cash Flow Provided by Operations/ Percent of Total Cash Distributions Paid	Offering Proceeds/ Percent of Total Cash Distributions Paid
2012
First Quarter	$119,815	$77,893	$197,708	$(275,234)	$213,217	$0.175	$0.00/0	$197,708/100%
Second Quarter	158,737	96,455	255,192	(3,619)	272,107	0.175	0.00/0	255,192/100%
Third Quarter	194,505	118,919	313,424	(1,720,869)	332,188	0.175	0.00/0	313,424/100%
Fourth Quarter	222,358	136,668	359,026	(48,762)	374,316	0.175	0.00/0	359,026/100%
Total	$695,415	$429,935	$1,125,350	$(2,048,484)	$1,191,828	$0.700	$0.00/0	$1,125,350/100%

2011
First Quarter	$88,927	$28,113	$117,040	$(18,644)	$117,538	$0.175	$0.00/0	$117,040/100%
Second Quarter	83,135	46,179	129,314	(510,379)	134,526	0.175	0.00/0	129,314/100%
Third Quarter	92,101	51,968	144,069	(295,429)	148,402	0.175	0.00/0	144,069/100%
Fourth Quarter	102,000	61,779	163,779	(227,241)	176,628	0.175	0.00/0	163,779/100%
Total	$366,163	$188,039	$554,202	$(1,051,693)	$577,094	$0.700	$0.00/0	$554,202/100%

(1)	Distributions declared per share assumes the share was issued and outstanding each day during the period and is based on a declared daily distribution rate of $0.00191781.

Equity Compensation Plan

We have adopted the Bluerock Multifamily Growth REIT, Inc. (formerly Bluerock Enhanced Multifamily Trust, Inc.) Long Term Incentive Plan, which we refer to as the Incentive Plan, in order to enable us to (1) provide an incentive to our employees, officers, directors, and consultants and employees and officers of our Advisor to increase the value of our common stock, (2) give such persons a stake in our future that corresponds to the stake of each of our stockholders, and (3) obtain or retain the services of these persons who are considered essential to our long-term success, by offering such persons an opportunity to participate in our growth through ownership of our common stock or through other equity-related awards. We intend to issue awards only to our independent directors under our Incentive Plan (which awards will be granted under the independent directors’ compensation plan). We have reserved and authorized an aggregate number of 2,000,000 shares of our common stock for issuance under the Incentive Plan.

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan, as of December 31, 2012.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	-	-	1,962,500
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,962,500

We have granted each of our independent directors 5,000 shares of restricted stock as of the commencement of the Initial Public Offering on October 15, 2009, and 2,500 shares of restricted stock as of their re-election to the Board of Directors on March 15, 2010, August 8, 2011 and again on August 7, 2012. The restricted stock vests as to 20% of the shares on the date of grant and as to 20% of the shares on each of the first four anniversaries of the date of the grant thereafter.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

On October 15, 2009, our Registration Statement on Form S-11 (File No. 333-153135), covering a public offering of up to 130 million shares of common stock, was declared effective under the Securities Act of 1933. We commenced our Initial Public Offering on October 15, 2009. We are offering 100 million shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10 per share, with discount available to certain categories of purchasers. The 30 million shares offered under our distribution reinvestment plan are being offered at an aggregate offering price of $285.0 million, or $9.50 per share.

On September 20, 2012, we filed a registration statement on Form S-11 with the SEC, to register $500.0 million in shares of our common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment program) at a price of $10.00 per share (subject to certain volume discounts described in the prospectus), and $50.0 million in shares of its common stock to be sold pursuant to our distribution reinvestment plan at $9.50 per share, pursuant to the Follow-On Offering. As permitted by Rule 415 under the Securities Act, we will continue the Initial Public Offering until the earlier of April 13, 2013 or the date the SEC declares the registration statement for the Follow-On Offering effective. We may sell shares under the distribution reinvestment plan beyond the termination of the primary offering until we have sold all shares under the plan.

As of December 31, 2012, including shares issued through our distribution reinvestment plan, we had sold approximately 2,255,283 shares of common stock in our Initial Public Offering and raised gross offering proceeds of approximately $21,111,894.  From this amount, we incurred approximately $1,994,749 in selling commissions and dealer manager fees payable to our dealer manager. We had used approximately $11,385,680 of net proceeds to purchase interests in real estate, net of notes payable.

During the fiscal year ended December 31, 2012, upon re-election to the Board of Directors on August 7, 2012, each of our non-employee directors received an automatic grant of 2,500 shares of restricted common stock pursuant to the Bluerock Multifamily Growth REIT, Inc. (formerly Bluerock Enhanced Multifamily Trust, Inc.) Independent Directors Compensation Plan.   All such shares were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Unregistered Sale of Equity Securities

During the year ended December 31, 2012, we did not sell any equity securities that were not registered under the Securities Act of 1933, other than the issuances of restricted stock to our directors as described above.

Share Repurchase Plan

Pursuant to the terms of our share repurchase plan, the purchase price for shares repurchased under the share repurchase plan reflect our estimated value per share of $10.04 as of December 17, 2012. Except in the instance of a stockholder’s death or qualifying disability, we will repurchase shares at the lesser of (1) 100% of the average price per share the original purchaser paid to us for all of the shares (as adjusted for any stock distributions, combinations, splits, recapitalizations, special distributions and the like with respect to our common stock), or (2) $9.04 per share (i.e., 90% of our estimated net asset value per share of $10.04). Repurchases sought upon a stockholder’s death or “qualifying disability”, as that term is defined in our share repurchase plan, will be made at a repurchase price of $10.04 per share. Shares subject to repurchase must be held for at least one year.

During the year ended December 31, 2012, the Company redeemed $271,772 of common stock as a result of redemption requests. Proceeds from our distribution reinvestment plan for the year ended December 31, 2011 were $212,767, which under our share redemption plan, establishes the maximum amount of redemption requests we may satisfy during the year ended December 31, 2012, subject to exceptional circumstances as determined by our Board of Directors. As of December 31, 2012, we received a total of four redemption requests during the twelve month period ended December 31, 2012 for an aggregate of 10,500 shares, not including the partial and wholly deferred redemption requests from the year ended December 31, 2011 in the amount of $192,022. We honored the deferred redemption requests from 2011 in full. Of the remaining four redemption requests, we honored a total of 8,000 shares aggregating $79,750, of which $59,005 was repurchased based on extraordinary circumstances, and deferred the remaining redemption requests with respect to 2,500 shares. The average redemption price for the fulfilled redemptions during the twelve months ended December 31, 2012 was $9.96 per share. Funds for the payment of redemption requests were derived from the proceeds of our distribution reinvestment plan and net proceeds from the sale of our interest in the Meadowmont property.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 through October 31, 2012	-	$-	-	-
November 1, 2012 through November 30, 2012	-	-	-	-
December 1, 2012 through December 31, 2012	-	-	-	-
Total	-	-	-	-

(1)	A description of the maximum number of shares that may be purchased under our share repurchase plan is included in the narrative preceding this table.

Item 6.    Selected Financial Data

We have omitted presentation of selected financial data because, as a smaller reporting company, we are not required to provide such information.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Bluerock Multifamily Growth REIT, Inc., and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Bluerock Multifamily Growth REIT, Inc., a Maryland corporation, and, as required by context, Bluerock Multifamily Holdings, L.P., a Delaware limited partnership, which we refer to as our “operating partnership,” and to their subsidiaries. Also see “Forward-Looking Statements” preceding Part I.

Overview

We were incorporated as a Maryland corporation on July 25, 2008, and have elected to be taxed, and currently qualify, as a REIT for federal income tax purposes.

As of May 20, 2010, we had received gross offering proceeds sufficient to satisfy the minimum offering amount. Accordingly, we broke escrow with respect to subscriptions received from all states in which our shares are currently being offered. As of the year ended December 31, 2012, we raised $21,111,894 in gross proceeds. A primary use of funds was the pay down of affiliate notes and short term debt of approximately $3,834,578. Our Total Equity increased $11,422,846 from a deficit of $384,885 as of December 31, 2011 to equity of $11,037,961 as of December 31, 2012.  The increase in our Total Equity is primarily attributable to the $21,111,894 in gross proceeds raised along with a $2,153,749 gain on the sale of Meadowmont and a $12,170,005 gain on business combinations, not including any acquisition or disposition costs.   As of March 4, 2013, we had accepted aggregate gross offering proceeds of $21,372,649.  We will experience a relative increase in liquidity as we accept additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition, development and operation of our Company.

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

Our Investment Strategy

We intend to achieve our investment objectives by acquiring a diverse portfolio of real estate. We plan to diversify our portfolio by investment type, size, property location and risk with the goal of attaining a portfolio of real estate that will generate attractive returns for our investors with the potential for capital appreciation. Our targeted portfolio allocation is as follows:

•	Class A Multifamily. We intend to allocate approximately 55% of our portfolio to investments in acquiring and developing well-located, primarily Class A apartment properties with strong and stable cash flows, typically located in our demographically attractive target regions with relatively high expectations of rent growth. As appropriate, we intend to implement our Advisor’s Growth Strategy at these properties, which we anticipate will create sustainable long-term increases in property value and generate attractive returns for our investors by, among other benefits, generating higher rental revenue and reducing resident turnover.

•	Value-Added Residential. We intend to allocate approximately 45% of our portfolio to investments in well-located residential properties that could offer the potential for capital appreciation through repositioning, renovation or redevelopment. In addition, we will seek to acquire properties available at opportunistic prices from distressed or time-constrained sellers in need of liquidity. As appropriate, we intend to implement our Advisor’s Growth Strategy at these properties as well.

Although we intend to diversify our portfolio by geographic location, we expect to focus on four demographically attractive regions which we believe provide high potential for attractive returns. These regions include: Florida/Georgia; Tennessee; North/South Carolina; and Texas. Within these states, we will seek to focus on submarkets where affiliates of Bluerock have established relationships, transaction history, market knowledge and potential access to ‘‘off-market’’ investments, as well as an ability to direct property management and leasing operations efficiently.

Our preferred target regions have several distinct characteristics which may include: projected short and long-term employment growth, a diverse and growing economic base driven by the presence of major colleges and universities, technology, and the health care industry, markets dominated with a younger, more educated demographic profile, right to work states, robust infrastructures, high quality of life, and favorable renter economics.

Although the above outlines our target portfolio, we may make adjustments based on, among other things, prevailing real estate market conditions and the availability of attractive investment opportunities. We will not forego an attractive investment because it does not fit within our targeted asset class or portfolio composition. We may use the proceeds of the Initial Public Offering or Follow-On Offering to purchase or invest in any type of real estate investment which we determine is in the best interest of our stockholders, subject to the provisions of our charter which limit certain types of investments.

We do not intend to invest in or originate first and second mortgages, subordinated, bridge and other real estate-related loans, debt securities related to or secured by real estate assets, or common and preferred equity securities, including equity securities of other REITs or real estate companies. Excluded from this category are joint venture investments in which we exercise some control. Although we do not intend to make such investments, our charter does not limit the amount of gross offering proceeds that we may apply to loan investments. Our charter also does not place any limit or restriction on the percentage of our assets that may be invested in any type of loan or in any single loan, or the types of properties subject to mortgages or other loans in which we could invest.

Our primary objectives are to raise capital and to take advantage of favorable investment opportunities. We believe that the current economic environment will result in investment opportunities for many high-quality real estate investments. To the extent that we have capital available to invest, we plan to actively pursue investment opportunities to continue to execute our business plan.

Results of Operations

The SEC declared the registration statement for our best efforts Initial Public Offering effective on October 15, 2009. On July 5, 2011, we provided our former dealer manager, Select Capital, with notice that we consider the Dealer Manager Agreement with Select Capital entered into on October 15, 2009 to have been terminated, effective immediately. In addition, on July 5, 2011, we entered into a dealer manager agreement with Bluerock Capital Markets, our affiliate, pursuant to which it assumed dealer manager responsibilities for the remainder of the Initial Public Offering. The dealer manager is responsible for marketing our shares in the Initial Public Offering and is expected to provide these services in our Follow-On Offering.

Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the apartment housing industry and real estate generally, which may be reasonably anticipated to have a material impact on the revenues or incomes to be derived from the operation of our assets. Our results of operations for the year ended December 31, 2012 are not indicative of those expected in future periods as we are still in our organizational and development stage.

Note 3, “Business Combinations and Sale of Joint Venture Equity Interests,” to our Notes to the Consolidated Financial Statements provides a discussion of the various purchases and sales of joint venture equity interests during the year. These transactions have resulted in material changes to the presentation of our financial statements.

The following is a summary of our operating investments as of the year ended December 31, 2012:

Multifamily Community	Date Acquired	Number of Units	Our Ownership Interest in Property Owner	Occupancy %	NOI (in thousands)	Debt Service Coverage Ratio
Springhouse at Newport News	12/03/2009	432	38.25%	93%	$2,463	1.71
The Reserve at Creekside Village	03/31/2010	192	24.70%	89%	$1,292	1.81
The Estates at Perimeter	09/01/2010	240	25.00%	91%	$1,701	2.13
Gardens at Hillsboro Village	09/30/2010	201	12.50%	92%	$2,548	2.52
Enders Place at Baldwin Park	10/02/2012	198	48.40%	95%	$567	2.71
MDA City Apartments	12/17/2012	190	35.31%	91%	$115	1.31

Year ended December 31, 2012 as compared to the year ended December 31, 2011

Revenues, property operating expenses, management fees, depreciation and amortization, real estate taxes and insurance increased due to the various equity interest investments entered into during the year ended December 31, 2012, including additional equity interest in the Springhouse and Creekside properties, the acquisition of the Enders property and, to a lesser extent, the acquisition of the MDA property, which was acquired on December 17, 2012. The structure of these business combinations allowed the Company to report consolidated financial information, not allowable in previous reporting periods. All items increased from zero to the following: Revenues: $4,525,657, property operating expenses: $1,084,420, management fees: $176,213, depreciation and amortization: $2,836,042, real estate taxes and insurance: $586,936, and acquisition costs related to the equity investment interests discussed above: $3,287,051.

General and administrative expense decreased $1,701,095 from $3,564,948 for the year ended December 31, 2011 to $1,863,853 for the year ended December 31, 2012. In 2010, the Company recorded expenses up to the 2% limitation of its average invested assets in its income statement and the remainder was recorded as a receivable for the expenses exceeding the 2% threshold until board approval in the first quarter of 2011, resulting in a significant increase over the prior year’s recorded amount. Upon approval, these costs totaling $1,646,818 were expensed in the first quarter of 2011. For the year ended December 31, 2012, the amounts represent only those expenses incurred during the period.

Gain on business combinations was as a result of the business combination from the Company’s additional equity purchases in Springhouse and Creekside in June 2012, which resulted in a revaluation gain of $3,527,620, and from the acquisition of MDA Apartments, which resulted in a gain of $8,642,385. There were no business combinations in the year ended December 31, 2011.

Gain on sale of joint venture interests increased as a result of the Company’s sale of its investment in Meadowmont in June 2012, resulting in a gain of $2,014,533, net of disposition fees. There were no sales of joint venture interests in the year ended December 31, 2011.

Interest expense increased $861,549 from $346,562 for the year ended December 31, 2011 to $1,208,111 for the year ended December 31, 2012.  The higher interest expense is the result of amortizing the fair value debt adjustment resulting from the consolidation of the Springhouse and Creekside properties late in the second quarter of 2012 and the interest expense associated with the affiliate working capital line of credit, offset by lower average balance of amounts outstanding on our notes payable.

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

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our Advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf; however, our Advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by us exceed 15% of gross proceeds from our Initial Public Offering. Through December 31, 2012, including shares issued through our distribution reinvestment plan, we had sold 2,255,283 shares in the offering for gross offering proceeds of $21,111,894 and recorded organization costs of $49,931, other offering costs of $3,380,792 and selling commissions and dealer manager fees of $1,994,749. In addition, our Advisor has incurred on our behalf $2,407,524 of offering costs which will become payable as additional offering proceeds are raised to the extent that selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds.

Operating Expenses

Under our advisory agreement, our Advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our Advisor’s overhead, such as rent, employee costs, utilities and information technology costs. We do not, however, reimburse our Advisor for personnel costs in connection with services for which our Advisor receives acquisition, asset management or disposition fees or for personnel costs related to the salaries of our executive officers. From January 1, 2009 through March 31, 2011, our Advisor and its affiliates incurred $677,415. Our charter limits our total operating expenses at the end of the four preceding fiscal quarters to the greater of (A) 2% of our average invested assets, or (B) 25% of our net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period, notwithstanding the above limitation, we may reimburse amounts in excess of the limitation if a majority or our independent directors determines that such excess amounts were justified based on unusual and non-recurring factors. Due to the limitations discussed above and because operating expenses incurred directly by us have exceeded the 2% threshold, the amount due to the Advisor had not been recorded in the financial statements as of December 31, 2010. Further, $973,607 had been recorded as a receivable from the Advisor as of December 31, 2010 for the excess operating expenses incurred directly by us over the 2% threshold. Our Board of Directors, including all of our independent directors, reviewed our total operating expenses for the four fiscal quarters ended December 31, 2009 (and the four fiscal quarters ended each quarter after) and an estimate of our total operating expenses for the four fiscal quarters to end March 31, 2011 and unanimously determined the excess amounts to be justified because of the costs of operating a public company in our early stages of operating. Upon approval of these costs on March 22, 2011, $1,646,818 of total costs were expensed and $677,415 became a liability to us, payable to our Advisor and its affiliates, which was then paid in the third quarter of 2012. The Board of Directors has approved such expenses, all 2012 and 2011 operating expenses have been expensed as incurred. As of December 31, 2012, $677,415 has been paid to the Advisor.

Liquidity and Capital Resources

Pursuant to our Initial Public Offering, we are offering a maximum of $1.0 billion in shares of our common stock in our primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers. We also are offering up to $285.0 million in shares pursuant to our distribution reinvestment plan at $9.50 per share. On September 20, 2012, we filed a registration statement on Form S-11 with the SEC, to register $500.0 million in shares of our common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment program) at a price of $10.00 per share (subject to certain volume discounts described in the prospectus), and $50.0 million in shares of its common stock to be sold pursuant to our distribution reinvestment plan at $9.50 per share, pursuant to our Follow-On Offering. As permitted by Rule 415 under the Securities Act, we will now continue the Initial Public Offering until the earlier of April 13, 2013 or the date the SEC declares the registration statement for the Follow-On Offering effective.

Our principal demands for cash will be for acquisition costs, including the purchase price of any properties we acquire, and construction, renovation and development costs and the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of our Initial Public Offering. We intend to acquire our assets with cash and mortgage or other debt, but we may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in units of limited partnership interest in our operating partnership. Due to the delay between the sale of our shares and our acquisitions, there may be a delay in the benefits to our stockholders, if any, of returns generated from our investments.

We generally expect to meet our short-term liquidity requirements, such as our operating and administrative expenses, continuing debt service obligations and the payment of distributions, through net cash provided by operations and net proceeds raised in our public offering. Operating cash flow is expected to increase as additional investments are added to our portfolio. We are continuing to raise proceeds in our ongoing Initial Public Offering; however, we suspended our offering on November 17, 2010 in order to restate our financial statements and selling efforts did not recommence until March 2, 2011. In order to fund general working capital while our offering was suspended, on January 20, 2011, we entered a loan agreement for a line of credit with an affiliate of our Sponsor that permits us to borrow up to $500,000. On January 20, 2012, the maturity date of the line of credit was extended to July 20, 2012. We borrowed and paid back in full $150,000 during 2011 and did not borrow further from the line prior to its maturity date. Our current corporate operating expenses exceed the cash flow received from our investments in real estate joint ventures. If the rate at which we raise offering proceeds does not improve significantly, our general and administrative costs will remain higher relative to the size of our portfolio and we may be required to incur additional debt to fund our operations. To the extent cash on hand is not sufficient to meet our short-term liquidity requirements, we expect to utilize credit facilities obtained from affiliated or unaffiliated third parties.

Our Sponsor has agreed to provide financial support to our Company sufficient for us to satisfy our obligations and debt service requirements, excluding the affiliate working capital line of credit, as they come due until at least March 14, 2014, and satisfy all liabilities and obligations of our Company that we are unable to satisfy when due through March 14, 2014. Our Sponsor has also agreed to defer payment by the Company as needed of asset management fees, acquisition fees and organizational and offering costs incurred by the Company and has also agreed to defer current year reimbursable operating expenses as well as to fund any cash shortfall, as necessary.

In addition, our policy is generally to pay distributions from cash flow from operations. However, all of our distributions to date have been paid from proceeds from our public offering, borrowings and the sale of assets, and may in the future be paid from additional sources, such as from advances from our Advisor and our Advisor’s deferral of its fees and expense reimbursements.  None of our distributions for the years ended December 31, 2012 or 2011 were funded with our cash from operations for those same periods. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and repayment of short-term financing of future property acquisitions, through long-term secured and unsecured borrowings.

Potential future sources of capital include proceeds from the sale of shares of common stock in our Follow-On Offering, secured or unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 300% of our net assets unless a majority of our independent directors approves the borrowing. Our charter also requires that we disclose the justification for any borrowings in excess of the 300% leverage guideline in the next quarterly report. As of December 31, 2012, the percentage of our borrowings to our net assets was below the 300% guideline.

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

Cash Flows

Year ended December 31, 2012 as compared to the year ended December 31, 2011

Cash Flows from Operating Activities

As of December 31, 2012, we owned indirect equity interests in six operating apartment properties and one development apartment property. During the year ended December 31, 2012, net cash used in operating activities was $2,048,484. Net income of $7,365,308 was adjusted for the following non-cash items:

•	Gain on business combinations of $12,170,005
•	Gain on sale of Meadowmont joint venture interests of $2,014,533;
•	Depreciation and amortization of $2,836,042;
•	Amortization of fair value debt adjustment of $245,231;
•	Cash distributions received for our unconsolidated joint ventures of $607,477;
•	Stock-based compensation of $81,250; and
•	Income in unconsolidated joint ventures of $13,435. This amount includes our pro-rata share of (1) non-cash adjustment for the depreciation and amortization at the property level and (2) any non-recurring acquisition costs incurred in the year we acquired our indirect equity interest in the property for our unconsolidated joint ventures.

The net cash provided by operating activities consisted of the following:

•	Decrease in accounts receivable, prepaids and other assets of $249,357.
•	Increase in accounts payable and accrued liabilities of $887,934; and
•	Increase in due to affiliates of $367,353.

Cash Flows from Investing Activities

Cash flows from investing activities are primarily due to the purchasing or selling of our joint venture interests in various multifamily properties. During the year ended December 31, 2012, net cash flows used in investing activities was $10,851,725 and consisted of the following:

•	Increase in restricted cash of $96,663;
•	Acquisition of consolidated real estate investments net of cash acquired of $12,147,078;
•	Additions to our consolidated real estate investments of $1,289,149; and
•	Investment in unconsolidated real estate joint ventures of $6,457.

This was offset by:

•	Proceeds from the sale of our joint venture interest in the Meadowmont property of $2,957,622.

Cash Flows from Financing Activities

Our cash flows from financing consist primarily of proceeds from the Initial Public Offering and repayments/proceeds from affiliate loans less distributions paid to our stockholders.

For the year ended December 31, 2012, net cash provided by financing activities was $15,268,802, which consisted of the following:

•	Borrowings on our line of credit of $11,935,830; and
•	$10,772,771 of gross offering proceeds related to our Initial Public Offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $1,036,363, and (2) offering costs paid by us directly in the amount of $840,484.

This was offset by:

•	Notes payable repayment of $3,834,578;
•	Redemption of common stock of $271,772;
•	Distributions to noncontrolling interests of $398,116; and
•	$695,466 of net cash distributions, after giving effect to distributions reinvested by stockholders of $454,712.

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

We believe that MFFO is helpful in assisting management, investors and analysts assess the sustainability of our operating performance, and in particular, after our offering and acquisition stages are complete primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired. As we are currently in our offering and acquisition stage, we expect that the exclusion of acquisition expense will be our most significant adjustment for the near future. We have incurred $3,287,051 of acquisition expense during the year ended December 31, 2012. There were no acquisition expenses incurred during the year ended December 31, 2011.

In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management's investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Acquisition costs related to business combinations are to be expensed.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management's analysis of the investing and operating performance of our properties.  In addition, it provides investors with information about our operating performance so they can better assess the sustainability of our operating performance after our offering and acquisition stages are completed.  Acquisition expenses include those incurred with our Advisor or third parties. Table 1 presents our calculation of FFO and MFFO for the years ended December 31, 2012 and 2011.

Because we have been raising capital in our Initial Public Offering since our inception, did not commence real estate operations until the end of 2009, made several additional equity investments in 2010, made no investments in 2011 and made additional equity investments in 2012 as well as one disposition, the results presented in Table 1 below are not directly comparable and should not be considered an indication of our future operating performance. Table 2 presents additional information about our MFFO on a property-level basis and presents our calculation of our pro-rata share of our investments’ MFFO for the year ended December 31, 2012.

TABLE 1	Year Ended December 31,
	2012	2011

Net income (loss) available to common shareholders(1)	$3,920,841	$(4,315,331)
Add: Pro-rata share of investments depreciation and amortization(2)	1,727,471	1,045,949
	5,648,312	(3,269,382)
Less: Pro-rata share of investments
gain on sale of joint venture interest and	(2,153,749)	-
gain on revaluation of equity on business combinations	(6,579,463)	-
FFO	$(3,084,900)	$(3,269,382)
Add: Pro-rata share of investments acquisition and disposition costs	1,932,816	-
MFFO	$(1,152,084)	$(3,269,382)

(1)	The net loss for the year ended December 31, 2011 includes $1,646,818 of excess operating expenses approved by our Board of Directors on March 22, 2011 relating to our total operating expenses for the four fiscal quarters ended December 31, 2009 and the four fiscal quarters ended each quarter thereafter through March 31, 2011.
(2)	The real estate depreciation and amortization amount includes our share of consolidated real estate-related depreciation and amortization of intangibles, less amounts attributable to noncontrolling interests, and our similar estimated share of unconsolidated depreciation and amortization, which is included in earnings of our unconsolidated real estate joint venture investments.

TABLE 2	Twelve Months Ended December 31, 2012
	Springhouse	Creekside	Meadowmont	Augusta	Hillsboro	Enders	MDA	Berry Hill	Total
Pro-rata share of properties’ income	$355,604	$114,450	$77,570	$214,632	$175,308	$140,033	$7,654	$(44,956)	$1,040,295
Less:
Depreciation and amortization	(768,350)	(252,574)	(109,625)	(196,775)	(106,369)	(244,061)	(49,717)	-	(1,727,471)
Affiliate loan interest, net	(11,151)	-	-	(67,417)	(21,697)	(78,263)	(20,827)	(52,175)	(251,530)
Asset management and oversight fees	(110,797)	(37,698)	(36,815)	(64,002)	(40,611)	(19,741)	(6,032)	-	(315,696)
Acquisition and disposition costs	(37,210)	(39,950)	(139,216)	-	-	(718,579)	(721,208)	(276,653)	(1,932,816)
Corporate operating expenses(1)	(212,121)	(91,161)	(140,379)	(78,291)	(66,494)	(242,434)	(532,001)	(262,272)	(1,625,153)
Add:
Gain on sale of joint venture interest	-	-	2,153,749	-	-	-	-	-	2,153,749
Gain on revaluation of equity on business combinations	2,284,657	1,242,964	-	-	-	-	3,051,842	-	6,579,463
Net income (loss)	$1,500,632	$936,031	$1,805,284	$(191,853)	$(59,863)	$(1,163,045)	$1,729,711	$(636,056)	$3,920,841
Add:
Depreciation and amortization	768,350	252,574	109,625	196,775	106,369	244,061	49,717	-	1,727,471
Less:
Gain on sale of joint venture interest	-	-	(2,153,749)	-	-	-	-	-	(2,153,749)
Gain on revaluation of equity on business combinations	(2,284,657)	(1,242,964)	-	-	-	-	(3,051,842)	-	(6,579,463)
FFO	$(15,675)	$(54,359)	$(238,840)	$4,922	$46,506	$(918,984)	$(1,272,414)	$(636,056)	$(3,084,900)
Add:
Acquisition and disposition costs	37,210	39,950	139,216	-	-	718,579	721,208	276,653	1,932,816

MFFO	$21,535	$(14,409)	$(99,624)	$4,922	$46,506	$(200,405)	$(551,206)	$(359,403)	$(1,152,084)

(1)	Corporate operating expenses have been allocated amongst our portfolio based on the percentage of our investment in the joint venture to our total investments in joint ventures.

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

•	Directors stock compensation of $81,250 and $68,125 was recognized for the years ended December 31, 2012 and 2011, respectively.
•	Amortization of deferred financing costs paid on behalf of our joint ventures of approximately $67,563 and $10,057 was recognized for years ended December 31, 2012 and 2011, respectively.

Distributions

On November 7, 2011, our Board of Directors declared distributions of $0.00191781 per common share based on daily record dates for the period from January 1, 2012 through March 31, 2012. Additionally, on March 7, 2012, our Board of Directors declared distributions of $0.00191781 per common share based on daily record dates for the period from April 1, 2012 through June 30, 2012. On May 7, 2012, our Board of Directors declared distributions of $0.00191781 per common share based on daily record dates for the period from July 1, 2012 through September 30, 2012. Additionally, on August 7, 2012, our Board of Directors declared distributions of $0.00191781 per common share based on daily record dates for the period from October 1, 2012 through December 31, 2012. Distributions payable to each stockholder of record were or will be paid in cash on or before the 15th day of the following month. A portion of each distribution may constitute a return of capital for tax purposes. We intend to make regular cash distributions to our stockholders, typically on a monthly basis. As current corporate operating expenses exceed cash flow received from our investments in real estate joint ventures, we can make no assurance that our Board of Directors will continue to approve monthly distributions at the current rate; however the recently approved distributions and the distributions paid to date represent an amount that, if paid each month for a 12-month period, would equate to a 7.0% annualized rate based on a purchase price of $10.00 per share.

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

Distributions paid, cash flows from operations and FFO were as follows:

	Distributions Paid
Period	Cash	Reinvested	Total	Cash Flow from Operations	Distributions Declared	FFO
First Quarter 2012	$119,815	$77,893	$197,708	$(275,234)	$213,217	$(204,701)
Second Quarter 2012	158,737	96,455	255,192	(3,619)	272,107	(455,008)
Third Quarter 2012	194,505	118,919	313,424	(1,720,869)	332,188	(278,630)
Fourth Quarter 2012	222,358	136,668	359,026	(48,762)	374,316	(2,146,561)
Total	$695,415	$429,935	$1,125,350	$(2,048,484)	$1,191,828	$(3,084,900)

For the year ended December 31, 2012, we paid total distributions, including distributions reinvested through our distribution reinvestment plan, of approximately $1,125,350. Our FFO for the year ended December 31, 2012 was approximately $(3,084,900). Our net income for the year ended December 31, 2012 was approximately $3,920,841. Since our inception on July 25, 2008 through December 31, 2012, we have paid total distributions, including distributions reinvested through our distribution reinvestment plan, of $1,872,261 and have had cumulative FFO of approximately $(7,759,457) and a cumulative net loss of approximately $(3,140,281). For a discussion of how we calculate FFO and why our management considers it a useful measure of REIT operating performance as well as a reconciliation of FFO to our net loss, please see “Funds from Operations and Modified Funds From Operations” above.

Critical Accounting Policies

Our critical accounting policies are more fully described in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our Notes to the Consolidated Financial Statements. Certain of our accounting policies require management to make estimates and judgments regarding uncertainties that may affect the reported amounts presented and disclosed in our consolidated financial statements. These estimates and judgments are affected by management’s application of accounting policies. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods.

We base these estimates on historical experience and various other factors that are believed to be reasonable, the results of which form the basis for making judgments under the circumstances. Due to the inherent uncertainty involved in making these estimates, actual results reported may differ from these estimates under different situations or conditions. Additionally, other companies may utilize different estimates that may impact the comparability of our results of operations to those of companies in similar businesses. We consider an accounting estimate to be significant if it requires us to make assumptions about matters that were uncertain at the time the estimate was made and changes in the estimate would have had a significant impact on our consolidated financial position or results of operations.

Off Balance Sheet Arrangements

Investments in Unconsolidated Joint Ventures

We have the following indirect equity interests in unconsolidated joint ventures that own and operate rental properties:

Property	Indirect Equity Interest in Property
Augusta	25.00%
Hillsboro	12.50%

Our unconsolidated subsidiaries are primarily engaged in the management and operation of multifamily real estate properties. The equity method of accounting (see Critical Accounting Policies) is used for these investments in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of these joint ventures are not included on our balance sheet. Total assets of our unconsolidated subsidiaries were $55.1 million as of December 31, 2012.

New Accounting Pronouncements

See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our Notes to the Consolidated Financial Statements for a description of accounting pronouncements. We do not believe these new pronouncements will have a significant impact on our Consolidated Financial Statements, cash flows or results of operations.

Subsequent Events

Appointment of Chief Executive Officer

On February 26, 2013, the Board of Directors of the Company appointed Randy I. Anderson, Ph.D., age 45, to serve as the Chief Executive Officer of the Company, at the recommendation of R. Ramin Kamfar, the Chairman of the Board of the Company. Dr. Anderson was appointed Chief Executive Officer of the Company to serve in such capacity, effective February 26, 2013, until his successor is elected and qualifies or until his earlier death, resignation or removal. The appointment of Dr. Anderson as the Chief Executive Officer of the Company was not made pursuant to any arrangement or understanding between him and any other person. In connection with Dr. Anderson’s appointment to Chief Executive Officer, R. Ramin Kamfar has stepped down as Chief Executive Officer of the Company effective February 26, 2013, but will remain in his position as the Chairman of the Board of the Company and will remain available to and assist Dr. Anderson in his role of Chief Executive Officer as needed.  Mr. Kamfar’s stepping down as Chief Executive Officer was not the result of any disagreements with the Company on any matters relating to the Company’s operations, policies or practices.

Dr. Anderson serves as the Chief Executive Officer for our Advisor.  He also serves as President of Bluerock Real Estate, LLC, which he joined in April 2012.

Change of Corporate Name

Effective February 22, 2013, the Company changed its name from Bluerock Enhanced Multifamily Trust, Inc. to Bluerock Multifamily Growth REIT, Inc. The name change was effected pursuant to an amendment to the charter of the Company (the “Charter Amendment”), which was filed with the Maryland State Department of Assessments and Taxation on February 22, 2013. The Charter Amendment was duly approved by at least a majority of the Board of Directors of the Company, and was made without action by the stockholders of the Company.

Amendment of Advisory Agreement

On February 26, 2013, pursuant to a resolution approved by the Company’s Board of Directors, including its independent directors, the Company and the Advisor, agreed to amend the Second Amended and Restated Advisory Agreement (the “Amended Advisory Agreement”) to eliminate the payment of any internalization fee or origination fees in connection with investments in loans, payable to the Advisor.

Pursuant to the terms of the Amended Advisory Agreement, the Company was required to pay consideration to the Advisor, based on the valuation of the Advisor as determined by an independent investment banking firm (the “Internalization Fee”), in the event the Company elected to become a self-administered REIT by merging with the Advisor so as to internalize the management functions performed by the Advisor. Upon the recommendation of the Advisor, the Company and the Advisor agreed that it was in the best interests of the Company and its investors to eliminate the payment of the Internalization Fee.

Pursuant to the terms of the Amended Advisory Agreement, an origination fee (the “Origination Fee”) was to be paid by the Company to the Advisor as compensation for the Advisor’s investigation, selection, sourcing, due diligence and acquisition or origination of real estate-related loans. The Origination Fee for each such acquisition or origination was to be equal to 1.75% of the greater of (i) the amount funded by the Company to originate each real estate-related loan, or (ii) the purchase price of any real estate-related loan that the Company acquired, including third-party expenses. The Company no longer intends to invest in or originate real estate-related loans, and therefore the Company and the Advisor have agreed to amend the Amended Advisory Agreement to reflect that no Origination Fee is payable by the Company to the Advisor.

The Company, the Advisor and Bluerock Multifamily Holdings, L.P., the Company’s operating partnership, have entered into a Third Amended and Restated Advisory Agreement dated February 27, 2013, which reflects the elimination of the Origination Fee and the Internalization Fee.

Amendment of Affiliate Working Capital Line of Credit

On October 2, 2012, the Company entered into a working capital line of credit provided by Bluerock Special Opportunity + Income Fund II, LLC (“SOIF II”) and Bluerock Special Opportunity + Income Fund III, LLC (“SOIF III,” and together with SOIF II, the “SOIFs”), pursuant to which the Company may borrow up to $12.5 million (such amount, the “Commitment Amount,” and such line of credit, the “SOIF LOC”). The SOIF LOC had an initial term of six (6) months (the “Initial Term”), an initial maturity date of April 2, 2013 (the “Maturity Date”), and was prepayable without penalty. The SOIF LOC was to bear interest compounding monthly at a rate of 30-day LIBOR + 6.00%, subject to a minimum rate of 7.50%, annualized for three months, and thereafter to bear interest compounding monthly at a rate of 30-day LIBOR + 6.00%, subject to a minimum rate of 8.50% for the remainder of the Initial Term. Interest on the SOIF LOC is paid on a current basis from cash flow distributed to the Company from its real estate assets, and is secured by a pledge of the Company’s unencumbered real estate assets, including those of its wholly owned subsidiaries.

Pursuant to the terms of the SOIF LOC, the Company is entitled to extend the Maturity Date in its sole and absolute discretion, with at least five (5) days’ prior written notice to the SOIFs, for an additional six (6) month period to bear interest compounding monthly at a rate of 30-day LIBOR + 6.00%, subject to a minimum rate of 8.50%.

On March 4, 2013, the Company and the SOIFs agreed to amend the SOIF LOC, to increase the Commitment Amount from $12.5 million to $13.5 million, and to extend the Initial Term by six (6) months to October 2, 2013, (such amendment, the “SOIF LOC Amendment”). All other terms of the SOIF LOC remain unchanged and as previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2012.

In accordance with the requirements of the Company’s charter, the SOIF LOC Amendment was reviewed and approved by a majority of the Board of Directors (including a majority of the independent directors) as being fair, competitive, and commercially reasonable and no less favorable to the Company than loans between unaffiliated parties under the same circumstances.

Status of the Offering

For the period January 1, 2013 through March 4, 2013, the Company sold approximately 75,286 shares of common stock for gross proceeds of $595,862 including issuances through its distribution reinvestment plan.

Distributions Paid

Distributions Declared Daily For Each Day in Month Listed	Date Paid	Total Distribution	Cash Distribution	Dollar amount of Shares Issued pursuant to the distribution reinvestment plan
December 2012	January 2, 2013	$129,656	$80,100	$49,556
January 2013	February 1, 2013	$133,325	$81,973	$51,352
February 2013	March 1, 2013	$122,186	$74,665	$47,521

Distributions Declared

On March 4, 2013, our Board of Directors declared distributions based on daily record dates for the period from April 1, 2013 through June 30, 2013. Distributions payable to each stockholder of record were or will be paid in cash on or before the 15th day of the following month.

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

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On October 3, 2012, our Board of Directors appointed BDO USA LLP as our independent auditors for the fiscal year ended December 31, 2012, replacing KPMG LLP (“KPMG”) as our independent auditors, as reported on the Current Report on Form 8-K filed with the SEC on October 10, 2012.

The audit reports of KPMG on our consolidated financial statements as of and for the years ended December 31, 2011 and 2010 did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2011 and 2010, and the subsequent interim period through October 3, 2012, we did not have any disagreements with KPMG, as such term is described in Item 304(a)(1)(iv) of Regulation S-K under the Exchange Act, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreements in its reports on the financial statements for such years.

During the years ended December 31, 2011 and 2010, and the subsequent interim period through October 3, 2012, there were no "reportable events" as such term is described in Item 304(a)(1)(v) of Regulation S-K under the Exchange Act with respect us.

KPMG was provided a copy of the Current Report on Form 8-K, filed with the SEC on October 10, 2012 prior to its filing, and requested that KPMG furnish a letter addressed to the SEC stating whether or not KPMG agrees with the statements made in response to this item and, if not, stating the respects in which it does not agree. The letter from KPMG, dated October 10, 2012, was filed as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on October 10, 2012.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2012, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2012, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2012, the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal controls over financial reporting, as of December 31, 2012, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.   Other Information

Sponsor’s Agreement to Provide Us Financial Support and to Defer Payment of Certain Fees

On March 13, 2013, our Sponsor, Bluerock Real Estate, LLC, confirmed its agreement to provide financial support to us sufficient for us to satisfy all of our obligations and debt service requirements as they come due until at least March 14, 2014 and will satisfy, on a timely basis, all of our liabilities and obligations that we are unable to satisfy when due from March 13, 2013, through and including March 14, 2014. In addition, our Sponsor has agreed to defer payment of current year property and asset management fees and operating expenses that are allocated to us, acquisition fees, property and asset management fees and other costs, and operating expenses which have been accrued as of December 31, 2012, and offering costs advanced on our behalf. In addition, our Sponsor, which has management control of the affiliates that are lenders to us under our current line of credit, has the authority to extend and will extend the notes beyond October 2, 2013 for at least another six month term, depending on our ability to repay those obligations.

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Our Executive Officers and Directors

The individuals listed as our executive officers below also serve as officers and employees of our Advisor. As executive officers of the Advisor, they serve to manage the day-to-day affairs and carry out the directives of our Board of Directors in the review, selection and recommendation of investment opportunities and operating acquired investments and monitoring the performance of those investments to ensure that they are consistent with our investment objectives. The duties our executive officers perform on our behalf will not involve the review, selection and recommendation of investment opportunities, but rather the performance of corporate governance activities on our behalf that require the attention of one of our corporate officers, including signing certifications required under Sarbanes-Oxley Act of 2002, as amended, for filing with our periodic reports. All of the individuals listed below as our directors have terms expiring on the date of the 2013 annual meeting or until his or her successor is elected and qualified.

The following table and biographical descriptions set forth certain information with respect to the individuals who are our executive officers and directors:

Name*	Age**	Position	Year First Became Director
R. Ramin Kamfar	49	Chairman of the Board	2008
Randy I. Anderson	45	Chief Executive Officer	N/A
James G. Babb, III	48	Chief Investment Officer and Director	2008
Jordan B. Ruddy	50	President and Chief Operating Officer	N/A
Jerold E. Novack	57	Senior Vice President and Chief Financial Officer	N/A
Michael L. Konig	52	Senior Vice President, Secretary and General Counsel	N/A
Brian D. Bailey	46	Independent Director	2009
I. Bobby Majumder	44	Independent Director	2009
Romano Tio	53	Independent Director	2009

* The address of each executive officer and director listed is Heron Tower, 70 East 55th Street, 9th Floor, New York, New York 10022.

** As of March 4, 2013.

R. Ramin Kamfar , Chairman of the Board. Mr. Kamfar has served as our Chairman of the Board since August 2008. He also served as our Chief Executive Officer and the Chief Executive Officer of our Advisor until February 2013. He has also served as the Chairman and Chief Executive Officer of Bluerock since its inception in October 2002. Mr. Kamfar has 24 years of experience in various aspects of real estate, mergers and acquisitions, private equity investing, investment banking, public and private financings, and retail operations. From 1988 to 1993, Mr. Kamfar worked as an investment banker at Lehman Brothers Inc., New York, New York, where he specialized in mergers and acquisitions and corporate finance. In 1993 Mr. Kamfar left Lehman to found a startup which he grew by 2002 into a leading public company in the ‘fast casual’ market with approximately 800 locations and $400 million in gross revenues and a portfolio of brands which included Einstein Bros.® and Noah’s NY Bagels® (now known as Einstein Noah Restaurant Group, Inc. (NASDAQ: BAGL). From 1999 to 2002, Mr. Kamfar also served as an active investor, advisor and member of the Board of Directors of Vsource, Inc., a technology company subsequently sold to Symphony House (KL: SYMPHNY), a leading business process outsourcing company focused on the Fortune 500 and Global 500. Mr. Kamfar received an M.B.A. degree with distinction in Finance in 1988 from The Wharton School of the University of Pennsylvania, located in Philadelphia, Pennsylvania, and a B.S. degree with distinction in Finance in 1985 from the University of Maryland located in College Park, Maryland.

Randy I. Anderson, Ph.D., Chief Executive Officer. Dr. Anderson serves as the Chief Executive Officer for the Company, since February 2013, and for our Advisor. He also serves as President of Bluerock which he joined in April 2012. Previously, Dr. Anderson was a founding partner of Franklin Square Capital Partners from March 2007 to December 2009, the firm that pioneered the non-traded Business Development Company. Prior to Franklin Square, Dr. Anderson served as the Chief Economist and a Division President for CNL Real Estate Advisors from June 2005 to March 2007, as the Chief Economist and Director of Research for the Marcus and Millichap Company from June 2002 to June 2005 where he served on the Investment Committee, and as Vice President of Research at Prudential Real Estate Advisors from January 2001 to June 2002. Dr. Anderson also served as the Howard Phillips Eminent Scholar Chair and Professor of Real Estate at the University of Central Florida where he directed the research and education institute until December 2012. Dr. Anderson is the current editor of the Journal of Real Estate Portfolio Management; was awarded the Counselors of Real Estate designation, named a Kinnard Young Scholar by the American Real Estate Society, and named both a NAIOP Research Foundation Distinguished Fellow and a Homer Hoyt Institute Fellow. Dr. Anderson also serves on the Board of the Real Estate Investment Securities Association. Dr. Anderson received his B.A. degree in Finance from North Central College in 1991 as a Presidential Scholar and holds a Ph.D. in Finance as a Presidential Fellow from the University of Alabama, where he graduated with highest distinction in 1996.

James G. Babb, III , Chief Investment Officer. Mr. Babb serves as our Chief Investment Officer and is on our Board of Directors, and is the Chief Investment Officer of our Advisor. He previously served as our President from July 2008 until August 2012, and as the President of our Advisor from July 2008 until February 2013. Mr. Babb is also a Managing Director and Chief Investment Officer of Bluerock, which he joined in July 2007. He oversees all real estate sourcing, diligence, structuring and acquisitions for Bluerock. He has been involved exclusively in real estate acquisition, management, financing and disposition for more than 20 years, primarily on behalf of investment funds since 1992. From 1992 to August 2003, Mr. Babb helped lead the residential and office acquisitions initiatives for Starwood Capital Group, or Starwood Capital. Starwood Capital was formed in 1992 and during his tenure raised and invested funds on behalf of institutional investors through seven private real estate funds, each of which had investment objectives similar to ours (but not limited to multifamily investments), and which in the aggregate ultimately invested approximately $8 billion in approximately 250 separate transactions. During such period, Mr. Babb led or shared investment responsibility for over 75 investment transactions totaling approximately $2.5 billion of asset value in more than 20 million square feet of residential, office and industrial properties located in 25 states and seven foreign countries, including a significant number of transactions that were contributed to the initial public offering of Equity Residential Properties Trust (NYSE: EQR), and to create iStar Financial Inc. (NYSE:SFI). Mr. Babb was also active in Starwood Capital’s efforts to expand its platform to invest in Europe. From August 2003 to July 2007, Mr. Babb founded his own principal investment company, Bluepoint Capital, LLC, a private real estate investment company focused on the acquisition, development and/or redevelopment of residential and commercial properties in the Northeast United States and Western Europe. Mr. Babb received a B.A. degree in Economics in 1987 from the University of North Carolina at Chapel Hill.

Jordan B. Ruddy, President and Chief Operating Officer. Jordan Ruddy serves as the President and Chief Operating Officer of our Company and Senior Vice President and Chief Operating Officer of our Advisor. He began his tenure as President of our Company in August 2012, and as President of our Advisor in February 2013. Mr. Ruddy is also the President and Chief Operating Officer for Bluerock, which he joined in 2002. Mr. Ruddy has 20 years of experience in real estate acquisitions, financings, management and dispositions. From 2000 to 2001, Mr. Ruddy served as a real estate investment banker at Banc of America Securities LLC. From 1997 to 2000, Mr. Ruddy served as Vice President of Amerimar Enterprises, a real estate company specializing in value-added investments nationwide, where he managed acquisitions, financings, leasing, asset management and dispositions involving over 1.5 million square feet of commercial and multifamily real estate. From 1995 to 1997, Mr. Ruddy served as a real estate investment banker at Smith Barney Inc. From 1988 to 1993, Mr. Ruddy served in the real estate department of The Chase Manhattan Bank, most recently as a Second Vice President. Mr. Ruddy received an M.B.A. degree in Finance and Real Estate in 1995 from The Wharton School of the University of Pennsylvania, located in Philadelphia, Pennsylvania, and a B.S. degree with high honors in Economics in 1986 from the London School of Economics, located in London, England.

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

Michael L. Konig, Senior Vice President, Secretary and General Counsel. Mr. Konig serves as the Senior Vice President and General Counsel of our Company and our Advisor. Mr. Konig has also served as counsel for Bluerock and its affiliates since December 2004. Mr. Konig has over 20 years of experience in law and business. Mr. Konig was an attorney at the firms of Greenbaum Rowe Smith & Davis, from September 1987 to September 1989, and Ravin Sarasohn Cook Baumgarten Fisch & Baime, from September 1989 to March 1997, representing borrowers and lenders in numerous financing transactions, primarily involving real estate, distressed real estate and Chapter 11 reorganizations, as well with respect to a broad variety of litigation and corporate law matters. From 1998 to 2002, Mr. Konig served as legal counsel, including as General Counsel, at New World Restaurant Group, Inc. (now known as Einstein Noah Restaurant Group, Inc. (NASDAQ: BAGL)). From 2002 to December 2004, Mr. Konig served as Senior Vice President of Roma Food Enterprises, Inc. where he led operations and the restructuring and sale of the privately held company with approximately $300 million in annual revenues. Mr. Konig received a J.D. degree cum laude in 1987 from California Western School of Law, located in San Diego, California, an M.B.A. degree in Finance in 1988 from San Diego State University and a Bachelor of Commerce degree in 1982 from the University of Calgary.

Brian D. Bailey, Independent Director. Mr. Bailey has served as one of our independent directors since January 2009. Mr. Bailey has more than 15 years of experience in sourcing, evaluating, structuring and managing private investments, as well as 8 years of experience with real estate and real estate-related debt financing. Mr. Bailey founded and currently serves as Managing Member of Carmichael Partners, LLC, a private equity investment firm based in Charlotte, North Carolina. From December 2008 to December 2009, Mr. Bailey served as a Senior Advisor of Carousel Capital, LLC, a private equity investment firm. From April 2000 to December 2008, Mr. Bailey served as a Managing Partner of Carousel Capital. Since its inception, Carousel has made portfolio investments in more than 25 operating companies and has completed numerous additional acquisitions and financings related to these portfolio companies, including sale leaseback transactions, and has utilized such financings in several of its investments. Mr. Bailey’s duties at Carousel Capital included sourcing and evaluating investment opportunities, managing the firm’s investment process, serving on the firm’s Investment Committee, managing the firm’s fundraising efforts and communications with its limited partners and Board of Advisors, and serving as a director on the boards of certain portfolio companies, some of which have meaningful real estate assets on their balance sheets. Thus, Mr. Bailey has been involved in the management of numerous real estate issues over the course of his involvement with such portfolio companies. From 1999 to 2000, Mr. Bailey was a team member of Forstmann Little & Co., a private equity firm in New York, New York. From 1996 to 1999, Mr. Bailey was a Principal at the Carlyle Group, a global private equity firm in Washington, D.C. Earlier in his career, Mr. Bailey worked in the leveraged buyout group at CS First Boston in New York, New York and in the mergers and acquisitions group at Bowles Hollowell Conner & Company in Charlotte, North Carolina. Mr. Bailey has also worked in the public sector, as Assistant to the Deputy Chief of Staff and Special Assistant to the President at the White House from 1994 to 1996 and as Director of Strategic Planning and Policy at the U.S. Small Business Administration in 1994. He currently serves as a director of the Telecommunications Development Fund, a private equity investment fund headquartered in Washington, DC, and as a trustee at the North Carolina School of Science and Mathematics. Mr. Bailey received a B.A. degree in Mathematics and Economics in 1988 from the University of North Carolina at Chapel Hill and an M.B.A. degree in 1992 from the Stanford Graduate School of Business, located in Stanford, California.

I. Bobby Majumder , Independent Director. Mr. Majumder has served as one of our independent directors since January 2009. Mr. Majumder became a partner at the law firm of K&L Gates LLP in May 2005, where he specializes in corporate and securities transactions with an emphasis on the representation of underwriters, placement agents and issuers in both public and private offerings, private investment in public equity (PIPE) transactions and venture capital and private equity funds. From January 2000 to April 2005, Mr. Majumder was a partner at the firm of Gardere Wynne Sewell LLP. Through his law practice, Mr. Majumder has gained significant experience relating to the acquisition of a number of types of real property assets including raw land, improved real estate and oil and gas interests. Mr. Majumder also has served as an independent director on the Board of Directors of Total Income (plus) Real Estate Fund (“TIPRX”), a closed-end interval fund organized by our Sponsor, since July 2012. He is an active member of the Park Cities Rotary Club, a charter member of the Dallas Chapter of The Indus Entrepreneurs and an Associates Board member of the Cox School of Business at Southern Methodist University. Mr. Majumder received a J.D. degree in 1993 from Washington and Lee University School of Law, located in Lexington, Virginia, and a B.A. degree in 1990 from Trinity University, located in San Antonio, Texas.

Romano Tio , Independent Director. Mr. Tio has served as one of our independent directors since January 2009. Mr. Tio serves as Managing Director at RM Capital Management LLC, a boutique investment and advisory firm focused on investing in distressed commercial mortgages at discounts that provide attractive risk adjusted returns. From January 2008 to May 2009, Mr. Tio served as a Managing Director and co-head of the commercial real estate efforts of HCP Real Estate Investors, LLC, an affiliate of Harbinger Capital Partners Funds, a $10+ billion private investment firm specializing in event/distressed strategies. From August 2003 until December 2007, Mr. Tio was a Managing Director at Carlton Group Ltd., a boutique real estate investment banking firm where he was involved in over $2.5 billion worth of commercial real estate transactions. Earlier in his career, Mr. Tio was involved in real estate sales and brokerage for 25 years. Mr. Tio also has served as an independent director of the Board of Directors of TIPRX, since July 2012. Mr. Tio received a B.S. degree in Biochemistry in 1982 from Hofstra University located in Hempstead, New York.

Selection of Our Board of Directors

In determining the composition of our Board of Directors, our goal was to assemble a group of individuals of sound character, judgment and business acumen, whose varied backgrounds, leadership experience and real estate experience would complement each other to bring a diverse set of skills and perspectives to the board. We have determined that each of our directors, including our independent directors, has at least three years of relevant experience demonstrating the knowledge and experience required to successfully acquire and manage the type of assets being acquired by our Company.

Mr. Kamfar, who controls our Sponsor, was chosen to serve as the Chairman of the Board because, as our Chief Executive Officer at the time, Mr. Kamfar is well positioned to provide essential insight and guidance to the board from the inside perspective of the day-to-day operations of the Company. Following Mr. Kamfar’s resignation as our Chief Executive Officer, he continues to provide this insight and guidance based on his experience at that position. Furthermore, Mr. Kamfar brings to the board approximately 20 years of experience in building operating companies, and in various aspects of real estate, mergers and acquisitions, private equity investing, public and private financings, and retail operations. His experience with complex financial and operational issues in the real estate industry, as well as his strong leadership ability and business acumen make him critical to the proper functioning of our board.

Mr. Babb was selected to serve as one of our directors because of his extensive expertise in real estate acquisition, management, finance and disposition. With more than 20 years of experience investing in and managing real estate investments, Mr. Babb offers key insights and perspective with respect to our real estate portfolio. As one of our executive officers and the Chief Investment Officer of our Advisor, Mr. Babb also informs and advises the board with respect to the critical operational issues facing our Company.

Mr. Bailey was selected as one of our independent directors to leverage his extensive experience in sourcing, evaluating, structuring and managing private equity investments and his experience related to real estate and real estate-related debt financing. In addition, Mr. Bailey’s prior service on the audit committees of numerous privately-held companies provides him with the requisite skills and knowledge to serve effectively on our audit committee.

Mr. Majumder was selected as one of our independent directors due to his depth of legal experience in advising clients with respect to corporate and securities transactions, including representations of underwriters, placement agents and issuers in both public and private offerings. Mr. Majumder also brings with him significant legal experience relating to the acquisition of a number of types of real estate assets.

Mr. Tio was selected as one of our independent directors as a result of his demonstrated leadership skill and industry-specific experience developed through a number of high-level management positions with investment and advisory firms specialized in the commercial real estate sector.

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

Item 11.                  Executive Compensation

Compensation of Executive Officers

We are externally managed by our Advisor and have no employees; therefore, we do not pay compensation directly to our named executive officers. Pursuant to our advisory agreement, we pay our Advisor certain fees and reimburse certain expenses. See “Certain Transactions with Related Persons” below. Included in the expenses for which we reimburse our Advisor are compensation reimbursements for the portion of certain of our named executive officers’ salaries and benefits allocated to us for their services related to our operations. We do not reimburse compensation expenses to the extent such individuals perform services in transactions for which our Advisor receives an acquisition fee, asset management fee or disposition fee.

For the years ended December 31, 2012, 2011 and 2010, we are obligated to reimburse our Advisor for compensation amounts it paid to our Chief Financial Officer and Chief Operating Officer for services rendered on our behalf. The amounts we are obligated to reimburse to our Advisor for compensation paid to our Chief Financial Officer and Chief Operating Officer were less than $100,000, and since we reimbursed no amounts related to our Chief Executive Officer’s compensation, as a smaller reporting company we have omitted a discussion of compensation paid to our executive officers. To the extent necessary to discharge any board responsibilities in the future relating to compensation of our executives, our Board intends to appoint a compensation committee composed of our independent directors. Officers will be eligible for awards under our Incentive Plan, however, we currently do not intend to grant any such awards, and no awards have been granted to our executive officers under our Incentive Plan.

Compensation of Directors

If a director is also one of our executive officers, we do not pay any compensation for services rendered as a director. The amount and form of compensation payable to our independent directors for their service to us is determined by our Board of Directors, based upon recommendations from our Advisor. Two of our executive officers, Messrs. Anderson and Babb, manage our Advisor, and Mr. Kamfar, the Chairman of our Board, controls our Advisor, and through the Advisor, they are involved in recommending and setting the compensation to be paid to our independent directors.

We have provided below certain information regarding compensation earned by and paid to our directors during fiscal year 2012.

Name	Fees Earned or Paid in Cash in 2012(1)	Restricted Stock Awards(2)	Total
Brian D. Bailey	$31,000	$25,000	$56,000
I. Bobby Majumder	31,000	25,000	56,000
Romano Tio	31,000	25,000	56,000
R. Ramin Kamfar(3)	-	-	-
James G. Babb, III(3)	-	-	-

(1)	Includes six $1,000 payments related to joint Board of Directors/audit committee teleconference meetings held during 2012 and the $25,000 annual retainer paid in 2012, which retainer also compensated for services to be rendered in 2013 in the amount of $8,333.
(2)	Value of vested portion of October 15, 2009, March 15, 2010, August 8, 2011 and August 8, 2012 restricted stock grants as of March 4, 2013.
(3)	Directors who are also our executive officers do not receive compensation for services rendered as a director.

We pay each of our independent directors:

•	an annual retainer of $25,000;
•	$2,500 for each board meeting attended;
•	$2,000 for each committee meeting attended; and
•	$1,000 for each teleconference meeting of the board or any committee.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.

We have approved and adopted an independent directors’ compensation plan, which operates as a sub-plan of our Incentive Plan. Under the independent directors’ compensation plan, and subject to such plan’s conditions and restrictions, each of our current independent directors received 5,000 shares of restricted stock on October 15, 2009, the date our offering was declared effective by the SEC. Going forward, each new independent director that joins the Board will receive 5,000 shares of restricted stock upon election or appointment to the Board. In addition, on the date following an independent director’s re-election to the Board, he or she will receive 2,500 shares of restricted stock. Restricted stock will vest as to 20% of the shares on the date of grant and 20% of the shares on each of the first four anniversaries of the date of grant. Notwithstanding the foregoing, the restricted stock will become fully vested on the earlier occurrence of (1) the termination of the grantee’s service as a director due to his or her death, disability or termination without cause or (2) the occurrence of a change in our control.

Item 12.    Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Stock Ownership

The following table sets forth the beneficial ownership of our common stock as of March 4, 2013, for each person or group that holds more than 5% of our common stock, for each director and executive officer and for our directors and executive officers as a group:

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned(2)	Percent of All Shares
R. Ramin Kamfar(3)	24,089	1.05%
Randy I. Anderson	-	-
James G. Babb, III	-	-
Jordan B. Ruddy	-	-
Jerold E. Novak	-	-
Michael L. Konig	-	-
Brian D. Bailey	14,497	0.63
I. Bobby Majumder	12,800	0.56
Romano Tio	12,844	0.56
All directors and executive officers as a group	64,230	2.80%

(1)	The address of each beneficial owner listed is Heron Tower, 70 East 55th Street, 9th Floor, New York, New York 10022.
(2)	None of the shares are pledged as security.
(3)	As of March 4, 2013, BER Holdings, LLC owned 23,089 shares of our common stock, all of which is issued and outstanding stock, and our Advisor owned 1,000 shares of convertible stock, all of which is issued and outstanding. Our Advisor is controlled by BER Holdings, LLC, which is controlled by Mr. Kamfar. Thus, Mr. Kamfar has the power to direct how BER Holdings, LLC votes its shares of common stock.

Equity Compensation Plan

We have adopted the Bluerock Multifamily Growth REIT, Inc. (formerly Bluerock Enhanced Multifamily Trust, Inc.) Long Term Incentive Plan, which we refer to as the Incentive Plan, in order to enable us to (1) provide an incentive to our employees, officers, directors, and consultants and employees and officers of our Advisor to increase the value of our common stock, (2) give such persons a stake in our future that corresponds to the stake of each of our stockholders, and (3) obtain or retain the services of these persons who are considered essential to our long-term success, by offering such persons an opportunity to participate in our growth through ownership of our common stock or through other equity-related awards. We intend to issue awards only to our independent directors under our Incentive Plan (which awards will be granted under the independent directors’ compensation plan). We have reserved and authorized an aggregate number of 2,000,000 shares of our common stock for issuance under the Incentive Plan.

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our incentive award plan, as of December 31, 2012:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	-	-	1,962,500
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,962,500

We have granted each of our independent directors 5,000 shares of restricted stock as of the commencement of the Initial Public Offering on October 15, 2009, and 2,500 shares of restricted stock as of their reelection to the Board of Directors on March 15, 2010, August 8, 2011 and again on August 7, 2012. The restricted stock vests as to 20% of the shares on the date of grant and as to 20% of the shares on each of the first four anniversaries of the date of the grant thereafter.

Item 13.                Certain Relationships And Related Transactions And Director Independence

Director Independence

Although our shares are not listed for trading on any national securities exchange, a majority of the members of our Board of Directors, and all of the members of the Audit Committee, are “independent.” Two of our current directors, Ramin Kamfar and James G. Babb, are affiliated with us and we do not consider either Mr. Kamfar or Mr. Babb to be an independent director. Our other current directors, Brian D. Bailey, I. Bobby Majumder and Romano Tio, qualify as “independent directors” as defined in our charter in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. As defined in our charter, the term “independent director” means a director who is not on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly associated with our Sponsor or Advisor by virtue of (1) ownership of an interest in the Sponsor, the Advisor or any of their affiliates, other than the Company, (2) employment by the Sponsor, the Advisor or any of their affiliates, (3) service as an officer or director of the Sponsor, the Advisor or any of their affiliates, other than as a director of the Company, (4) performance of services, other than as a director, for the Company, (5) service as a director or trustee of more than three REITs organized by the sponsor or advised by the advisor, or (6) maintenance of a material business or professional relationship with our Sponsor, our Advisor or any of their affiliates. Messrs. Majumder and Tio each serve as an independent director of the Board of Directors of TIPRX. Serving as a director of, or having an ownership interest in, another program sponsored by Bluerock will not, by itself, preclude independent director status. The Board of Directors has determined that Messrs. Bailey, Majumder and Tio each satisfy these criteria. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such other entities except for compensation directly related to service as a director of us or TIPRX. Therefore, we believe that all of these directors are independent directors. Further, a majority of our Board of Directors and all of the members of the Audit Committee would qualify as independent under the rules of the New York Stock Exchange

Certain Transactions with Related Persons

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

Our Relationship with Bluerock Multifamily Advisor, LLC (our Advisor)

R. Ramin Kamfar, our Chairman of the Board, indirectly owns BER Holdings, LLC, the majority owner of our Advisor. Since our inception, our Advisor has provided day-to-day management of our business. Among the services provided by our Advisor under the terms of the advisory agreement are the following:

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

Our Advisor is subject to the supervision of our Board of Directors and only has such authority as we may delegate to it as our agent. The advisory agreement had an initial term of one year, expiring October 14, 2011, and was renewable for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and us. On October 14, 2011, we renewed the advisory agreement with the Advisor, extending the advisory agreement through October 14, 2012. On September 26, 2012, the Company and our Advisor agreed to amend the advisory agreement pursuant to a resolution approved by the Company’s Board of Directors, including its independent directors, to provide changes to the asset management fee and acquisition fee payable to our Advisor, as described further below. On October 14, 2012, we renewed the advisory agreement with our Advisor pursuant to a resolution approved by the Company’s Board of Directors, including our independent directors. As a result of the renewal, the advisory agreement is extended through October 14, 2013. On February 26, 2013, the Company and our Advisor agreed to amend the advisory agreement pursuant to a resolution approved by the Company’s Board of Directors, including its independent directors, to remove the origination fee and eliminate any internalization fee to the Advisor. The advisory agreement may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and us. Additionally, either party may terminate the advisory agreement without penalty upon 60 days’ written notice and, in such event, our Advisor must cooperate with us and our directors in making an orderly transition of the advisory function. We have compensated our Advisor pursuant to the advisory agreement as set forth below.

Our Advisor or its affiliates may pay some of our organization and offering costs (other than selling commissions and dealer manager fees) incurred in connection with our ongoing public offering, including our legal, accounting, printing, mailing and filing fees. We reimburse our Advisor for these costs, but only to the extent that the reimbursement would not cause selling commissions, the dealer manager fee and other organization and offering expenses borne by us to exceed 15% of the gross offering proceeds of our ongoing Initial Public Offering. In addition, our Advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by us in the offering exceed 15% of gross offering proceeds. As of December 31, 2012, approximately $2.97 million of organizational and offering costs have been incurred on our behalf. We are liable to reimburse these costs only to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Initial Public Offering. When recorded by us, organizational costs are expensed and third-party offering costs are charged to shareholders’ equity. Organizational and offering costs will be reimbursed from the gross proceeds of the offering. As of December 31, 2012, approximately $49,931 of organizational costs have been expensed in 2010 and were included in general and administrative expense and approximately $3.38 million of offering costs have been charged to shareholders equity.

We pay the Advisor an acquisition fee for its services in connection with the investigation, selection, sourcing, due diligence and acquisition of a property or investment. On September 26, 2012, the Company amended its advisory agreement to increase the acquisition fee from 1.75% to 2.50% of the purchase price. The purchase price of a property or investment will equal the amount paid or allocated to the purchase, development, construction or improvement of a property, inclusive of expenses related thereto, and the amount of debt associated with such real property or investment. Acquisition and disposition fees of $3,426,267 were paid during the year ended December 31, 2012. For the year ended December 31, 2011, the Company incurred no acquisition fees as no properties were purchased. The Company incurred approximately $362,766 of acquisition fees during the year ended December 31, 2010.

In addition to acquisition fees, we reimburse our Advisor for amounts that it pays in connection with the selection, acquisition or development of a property, whether or not we ultimately acquire the asset. From January 1, 2012 through December 31, 2012, we paid $633,649 to our Advisor and its affiliates for such costs.

With respect to investments in real estate, the Company pays the Advisor a monthly asset management fee. On September 26, 2012, the Company amended its advisory agreement to decrease the asset management fee from one-twelfth of 1% to one-twelfth of 0.65% of the amount paid or allocated to acquire the investment excluding acquisition fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment. However, 50% of the asset management fee will not be payable until stockholders have received distributions in an amount equal to at least a 6.0% per annum cumulative, non-compounded return. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment. Asset management and oversight fees totaled approximately $315,696, $330,156 and $223,436, respectively for the years ended December 31, 2012, 2011 and 2010 and were expensed when incurred.

Under our advisory agreement our Advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our Advisor’s overhead, such as rent, employee costs, utilities and information technology costs. We do not, however, reimburse our Advisor for personnel costs in connection with services for which our Advisor receives acquisition, asset management or disposition fees or for personnel costs related to the salaries of our executive officers. Our charter limits our total operating expenses at the end of four preceding fiscal quarters to the greater of (A) 2% of our average invested assets, or (B) 25% of our net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period unless a majority or our independent directors determines that such expenses were justified based on unusual and non-recurring factors. From January 1, 2009 through March 31, 2011, the Advisor and its affiliates incurred approximately $677,415 of operating expenses on our behalf. Due to the limitations discussed above and because operating expenses incurred directly by us have exceeded the 2% threshold the amount due to the Advisor had not been recorded on our income statement as of December 31, 2010. Further, $973,607 had been recorded as a receivable from the Advisor as of December 31, 2010 for the excess operating expenses over the 2% threshold. Our Board of Directors, including all of its independent directors, reviewed the total operating expenses for the four fiscal quarters ended December 31, 2009 (and the four fiscal quarters ended each quarter after) and an estimate of our total operating expenses for the four fiscal quarters to end March 31, 2011 and unanimously determined the excess amount to be justified because of the costs of operating a public company in its early stage of operation. Upon approval of these costs on March 22, 2011, $1,646,818 of these costs were expensed and $677,415 became a liability to us, payable to our Advisor and its affiliates, which was then paid in the third quarter of 2012. The Board of Directors has previously approved such expenses, all 2011 operating expenses have been and will be expensed as incurred. As of December 31, 2012, $677,415 has been paid to our Advisor.

The independent directors reviewed our relationship with our Advisor during 2012 and considered it to be fair. The independent directors believe that the amounts payable to the Advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for the Advisor to provide the desired level of services to us and our stockholders.

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

Sponsor’s Agreement to Provide Us Financial Support and to Defer Payment of Certain Fees

On March 13, 2013, our Sponsor, Bluerock Real Estate, LLC, confirmed its agreement to provide financial support to us sufficient for us to satisfy all of our obligations and debt service requirements as they come due until at least March 14, 2014 and will satisfy, on a timely basis, all of our liabilities and obligations that we are unable to satisfy when due from March 13, 2013, through and including March 14, 2014. In addition, our Sponsor has agreed to defer payment, if needed, of current year property and asset management fees and operating expenses that are allocated to us, acquisition fees, property and asset management fees and other costs, and operating expenses which have been accrued as of December 31, 2012, and offering costs advanced on our behalf. In addition, our Sponsor, which has management control of the affiliates that are lenders to us, has the authority to extend and will extend the SOIF LOC beyond October 2, 2013, for at least another six month term, depending on our ability to repay that obligation.

Transition to Affiliated Dealer Manager

On July 5, 2011, we provided our former dealer manager, Select Capital, with notice that it considers the Dealer Manager Agreement with Select Capital entered into on October 15, 2009 to have been terminated, effective immediately. In addition, on July 5, 2011, we entered into a dealer manager agreement with Bluerock Capital Markets, our affiliate, pursuant to which it assumed dealer manager responsibilities for the remainder of the Initial Public Offering. The dealer manager is responsible for marketing the Company’s shares in the Initial Public Offering.

Transactions with Affiliates of Our Advisor

We have entered into one or more transactions with each of three private real estate funds that are affiliates of Bluerock Real Estate, LLC, our Sponsor and an affiliate of our Advisor, in connection with our investments. Bluerock Special Opportunity + Income Fund, LLC (“SOIF”), is managed and controlled by Bluerock. Bluerock Special Opportunity + Income Fund II, LLC (“SOIF II”), is managed and controlled by a wholly owned subsidiary of Bluerock. Bluerock Special Opportunity + Income Fund III, LLC (“SOIF III”), is managed and controlled by a wholly owned subsidiary of Bluerock. R. Ramin Kamfar, our Chairman of the Board, is the owner of Bluerock along with a family controlled LLC, and each of our Company’s and our Advisor’s officers is also an officer of Bluerock.

Affiliate Loans

In connection with our investment in the Springhouse joint venture, on December 3, 2009, BEMT Springhouse LLC, a wholly-owned subsidiary of our operating partnership (“BEMT Springhouse”), entered into a loan agreement with SOIF pursuant to which BEMT Springhouse borrowed $2.8 million (the “SOIF Springhouse Loan”). The SOIF Springhouse Loan initially had a six-month term, maturing June 3, 2010, which was subsequently extended to December 3, 2010 and again to June 3, 2011, and again to December 3, 2011. On December 3, 2011, BEMT Springhouse entered into a Secured Promissory Note Modification Agreement with SOIF to extend the maturity date of the SOIF Springhouse Loan for an additional six-month period to June 3, 2012. A partial repayment in the amount of $1.1 million was made on June 23, 2010. An additional partial repayment in the amount of $1.0 million was made on December 29, 2011. The loan plus accrued interest in the aggregate amount of $649,785 was paid in full on March 30, 2012. It bore interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. For the years ended December 31, 2012, 2011, 2010 and 2009, the maximum interest rate on the SOIF Springhouse Loan was 7.00%. Interest on the loan was paid on a current basis from cash flow distributed to us from BR Springhouse Managing Member, LLC (the “Springhouse Managing Member JV Entity”). The SOIF Springhouse Loan was secured by a pledge of our indirect membership interest in the Springhouse property and a pledge of BEMT Springhouse’s membership interest in the Springhouse Managing Member JV Entity.

In connection with our investment in the Meadowmont joint venture, on January 20, 2011, BEMT Meadowmont, LLC, a wholly owned subsidiary of our operating partnership (“BEMT Meadowmont”) entered into an agreement for a line of credit represented by a promissory note (the “Meadowmont Note”). Under the terms of the Meadowmont Note, BEMT Meadowmont was authorized to borrow, from time to time, up to $500,000, for general working capital (the “SOIF II Meadowmont Loan”). The SOIF II Meadowmont Loan had a six-month term, maturing on July 20, 2011, was subsequently extended to January 20, 2012 and again to July 20, 2012. It bore interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. The SOIF II Meadowmont Loan plus accrued interest in the amount of $150,633 was paid in full on November 22, 2011. For the year ended December 31, 2011, the maximum interest rate on the SOIF II Meadowmont Loan was 7.00%. Interest on the loan was paid on a current basis from cash flow distributed to us from BR Meadowmont JV Member, LLC (the “Meadowmont JV Member”). The SOIF II Meadowmont Loan was secured by a pledge of our indirect membership interest in the Meadowmont Property and a pledge of our direct membership interest in the Meadowmont JV Member.

In connection with our investment in the Augusta joint venture, on September 1, 2010, BEMT Augusta LLC, a wholly owned subsidiary of our operating partnership (“BEMT Augusta”), entered into a loan agreement with SOIF II pursuant to which it borrowed $1.9 million (the “SOIF Augusta Loan”), in connection with the Augusta Property closing. The SOIF Augusta Loan initially had a six-month term with a three month extension. The initial maturity date was February 28, 2011, and was subsequently extended to August 31, 2011. On August 31, 2011, BEMT Augusta entered into a Secured Promissory Note Modification Agreement with SOIF II to further extend the maturity date of the SOIF II Augusta Loan for an additional six-month period from August 31, 2011 to February 28, 2012 and again to August 28, 2012. The SOIF II Augusta Loan could be prepaid without penalty. The SOIF II Augusta Loan plus accrued interest in the aggregate amount of $1,942,597 was paid in full on June 29, 2012. It bore interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. For the years ended December 31, 2012, 2011 and 2010, the maximum interest rate on the SOIF II Augusta Loan was 7.00%. Interest on the SOIF II Augusta Loan was paid on a current basis from cash flow distributed to us from the Augusta Managing Member JV Entity. The SOIF Augusta Loan was secured by a pledge of our indirect membership interest in the Augusta property and a pledge of BEMT Augusta’s membership interest in the Augusta Managing Member JV Entity.

In connection with our investment in the Hillsboro joint venture, on September 30, 2010, BEMT Hillsboro, LLC, a wholly owned subsidiary of our operating partnership (“BEMT Hillsboro”), entered into a loan agreement with SOIF II pursuant to which it borrowed $1.3 million (the “SOIF II Hillsboro Loan”). The SOIF II Hillsboro Loan had a six-month term with a three month extension. The initial maturity date was March 31, 2011, and was subsequently extended to September 30, 2011. On September 30, 2011, BEMT Hillsboro entered into a Secured Promissory Note Modification Agreement with SOIF II to further extend the maturity date of the SOIF II Hillsboro Loan for an additional six-month period to March 31, 2012. The SOIF II Hillsboro Loan could be prepaid without penalty. The loan plus accrued interest in the aggregate amount of $1,256,786 was paid in full on March 30, 2012. It bore interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. For the years ended December 31, 2012, 2011 and 2010, the maximum interest rate on the SOIF II Augusta Loan was 7.00%. Interest on the loan was paid on a current basis from cash flow distributed to us from the Hillsboro Managing Member JV Entity. The SOIF II Hillsboro Loan was secured by a pledge of our indirect membership interest in the Hillsboro property and a pledge of BEMT Hillsboro’s membership interest in the Hillsboro Managing Member JV Entity.

On October 2, 2012, the Company entered into the SOIF LOC with the SOIFs, pursuant to which the Company was able to borrow up to the Commitment Amount of $12.5 million. The Initial Term of the SOIF LOC was six (6) months and a Maturity Date of April 2, 2013, and was prepayable without penalty. The SOIF LOC was to bear interest compounding monthly at a rate of 30-day LIBOR + 6.00%, subject to a minimum rate of 7.50%, annualized for three months, and thereafter to bear interest compounding monthly at a rate of 30-day LIBOR + 6.00%, subject to a minimum rate of 8.50% for the remainder of the Initial Term. Interest on the SOIF LOC is paid on a current basis from cash flow distributed to the Company from its real estate assets, and is secured by a pledge of the Company’s unencumbered real estate assets, including those of its wholly owned subsidiaries.

Pursuant to the terms of the SOIF LOC, the Company is entitled to extend the Maturity Date in its sole and absolute discretion, with at least five (5) days’ prior written notice to the SOIFs, for an additional six (6) month period to bear interest compounding monthly at a rate of 30-day LIBOR + 6.00%, subject to a minimum rate of 8.50%.

On March 4, 2013, the Company and the SOIFs agreed to amend the SOIF LOC pursuant to the terms of the SOIF LOC Amendment, which increased the Commitment Amount from $12.5 million to $13.5 million, and extended the Initial Term by six (6) months to October 2, 2013, to bear interest compounding monthly at a rate of 30-day LIBOR + 6.00%, subject to a minimum rate of 8.50%. All other terms of the SOIF LOC remain unchanged and as previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2012.

In accordance with the requirements of the Company’s charter, the SOIF LOC Amendment was reviewed and approved by a majority of the Board of Directors (including a majority of the independent directors) as being fair, competitive, and commercially reasonable and no less favorable to the Company than loans between unaffiliated parties under the same circumstances.

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

Joint Ventures with SOIF and SOIF II

In connection with our acquisitions of our joint venture investments in the Enders Property, the Berry Hill Property and the MDA Property, we entered into joint venture agreements with one or more of SOIF, SOIF and SOIF III, as described below, in our fiscal year ended December 31, 2012. In addition, prior to January 1, 2011, and in connection with our acquisitions of our joint venture investments in the Creekside Property, the Springhouse Property, the Augusta Property, the Meadowmont Property and the Hillsboro Property, we entered into joint venture agreements with one or both of SOIF and SOIF II.

Enders Property JV

On October 2, 2012, through a wholly-owned subsidiary of our operating partnership, we completed an investment in a multi-tiered joint venture along with SOIF, which is an affiliate of our Sponsor, and Waypoint Enders Investors, LP (“Waypoint”) and Waypoint Enders GP, LLC (“Waypoint GP”), both unaffiliated entities, to acquire 198 units of a 220-unit multifamily housing community commonly known as “Enders Place” located at 4248 New Broad Street, Orlando, Florida 32814 (the “Enders Property”), from Enders Holdings, LLC, an unaffiliated entity (the “Seller”). The Enders Property is owned by Waypoint Enders Owner, LLC, a Delaware limited liability company (the “Enders JV Entity”).

The Company invested $4,716,846 to acquire a 95% equity interest in BR Enders Managing Member, LLC (the “Enders Member JV Entity”) through a wholly-owned subsidiary of the Company’s operating partnership, BEMT Enders, LLC (“BEMT Enders”). SOIF invested $258,762 to acquire the remaining 5% interest in the Enders Member JV Entity. The Enders Member JV Entity contributed all of its capital to acquire a 99.9% equity interest in the Waypoint Enders Entity, of which it is the managing member. Waypoint GP, which is the general partner of Waypoint, owns the remaining 0.1% interest in the Waypoint Enders Entity. As a result of the structure described above, we hold a 48.4% indirect equity interest, SOIF holds a 2.5% indirect equity interest, and Waypoint GP holds a ..051% indirect equity interest in the Enders Property (50.951% in the aggregate), and Waypoint holds the remaining 49.049% direct equity interest.

Berry Hill Development JV

On October 18, 2012, through our operating partnership’s wholly owned subsidiary, BEMT Berry Hill, LLC (“BEMT Berry Hill”), we completed an investment in a multi-tiered joint venture along with SOIF III, and an affiliate of Stonehenge Real Estate Group, LLC (“Stonehenge”), to develop the Berry Hill Property.

The organizational structure of the Berry Hill Property is such that: (i) the Berry Hill Property is owned by 23Hundred, LLC, a Delaware limited liability company (the “Project Owner”), (ii) the Project Owner is wholly owned by BR Stonehenge 23Hundred JV, LLC (the “BR Stonehenge JV Entity”), (iii) the BR Stonehenge JV Entity is a joint venture entity owned 82.5% by BR Berry Hill Managing Member, LLC (the “BR Berry Hill Member JV Entity”) and 17.5% by Stonehenge 23Hundred JV Member, LLC, an affiliate of Stonehenge (the “Stonehenge Member”), and (iv) the BR Berry Hill Member JV Entity is a joint venture entity owned 71% by a wholly-owned subsidiary of the Company’s operating partnership, BEMT Berry Hill, LLC (“BEMT Berry Hill”) and 29% by SOIF III.

The Company invested $3,788,725 to acquire a 71.0% equity interest in BR Berry Hill Member JV Entity through BEMT Berry Hill. SOIF III invested $1,547,507 to acquire the remaining 29.0% interest in the Berry Hill Member JV Entity. The BR Berry Hill Member JV Entity initially invested $5,336,232 to acquire an 82.5% equity interest in the BR Stonehenge JV Entity, and the Stonehenge Member initially invested $1,203,349 to acquire a 17.5% equity interest in the BR Stonehenge JV Entity, and have entered into a joint venture operating agreement. In connection with entering into the joint venture with Stonehenge, the Advisor was paid a fee of $336,700. This fee was credited proportionally to the capital accounts of the Berry Hill Member JV Entity and further credited to the capital accounts of BEMT Berry Hill and SOIF III in the Berry Hill Member JV Entity. The BR Berry Hill Member JV Entity and the Stonehenge Member have additionally committed to contribute an additional $2,660,393 and $564,326, respectively, in capital to the BR Stonehenge JV Entity, as called pursuant to the approved project budget.

As a result of the structure described above, we held a 58.575% indirect equity interest in the Berry Hill Property, SOIF III holds a 23.925% indirect equity interest, and the Stonehenge Member held the remaining 17.5% direct equity interest.

On December 17, 2012, through BEMT Berry Hill, the Company completed the purchase of an additional 6.253% joint venture equity interest in BR Berry Hill Member JV Entity, which equates to an additional 5.158% indirect interest in the Berry Hill Property, from SOIF III in consideration of our commitment to fund a $369,034 capital contribution to the BR Berry Hill Member JV Entity to the benefit of SOIF III. SOIF III is managed by an affiliate of the Company’s Sponsor. The Company now holds a 77.253% equity interest in BR Berry Hill Member JV Entity through BEMT Berry Hill and SOIF III holds the remaining 22.747% equity interest. The consideration was based on the proportionate share of SOIF III’s cost to acquire its limited liability company interest in BR Berry Hill Member JV Entity, including additional capital advances to date. Prior to consummation of the transaction, the Company’s Board of Directors, including all of its independent directors, determined that the purchase of the additional equity interest for the consideration paid was fair and reasonable to the Company.

MDA Property JV

On December 17, 2012, acting through a wholly-owned subsidiary of our operating partnership, we completed through BR VG MDA JV Member, LLC (“BR Member”) an investment in a multi-tiered joint venture along with SOIF, and BR MDA Investors, LLC (“BEMT Co-Investor”), both of which are affiliates of Bluerock, through the acquisition of a membership interest in MDA City Apartments, LLC (“MDA Owner”), the owner of a 190-unit apartment complex commonly known as “MDA Apartments” located at 185 N. Wabash, Chicago, Illinois (the “MDA Property”). The other member of the MDA Owner is MDA Associates of Illinois, LLC (the “Holtzman Member”), an entity controlled by Jonathan Holtzman (“Holtzman”). The Company invested $6,098,306 to acquire a 62.5% equity interest in the BR Member through a wholly-owned subsidiary of the Company’s operating partnership, BEMT MDA, LLC (“BEMT Member”). SOIF invested $3,366,265 to acquire a 34.5% interest in the BR Member and BEMT Co-Investor invested $292,719 to acquire the remaining 3%. The BR Member contributed all of its capital to acquire a 56.5% equity interest in the MDA Owner, of which it is a co-manager. Holtzman Member retained the remaining 43.5% equity interest in MDA Owner and is likewise both a co-investor and a co-manager.

Acquisitions from SOIF and SOIF II

On June 27, 2012, SOIF sold a 1.0% limited liability company interest in the Springhouse Managing Member JV Entity to BEMT Springhouse for a purchase price of $93,000. SOIF’s original allocated cost to purchase this interest was approximately $51,800. The transaction was unanimously approved by the independent members of our Board of Directors as fair and reasonable to our company. The independent members of the Board of Directors found that the excess of the purchase price over SOIF’s original allocated cost was substantially justified by the gain in the market value of the Springhouse Property. The purchase price did not exceed the allocated fair market value of the Springhouse Property as determined by a third party appraisal dated May 2012.

On June 27, 2012, SOIF and SOIF II each sold a 1.0% limited liability company interest in the Creekside Managing Member JV Entity, to BEMT Creekside, for a purchase price of $54,766 for each 1.0% interest ($109,532 in the aggregate). SOIF’s original allocated cost to purchase its transferred interest was approximately $18,200, and SOIF II’s original allocated cost to purchase its transferred interest was approximately $18,200. The transaction was unanimously approved by the independent members of our Board of Directors as fair and reasonable to our company. The independent members of the Board of Directors found that the excess of the purchase price over original allocated cost for each of SOIF and SOIF II was substantially justified by the gain in the market value of the Creekside Property. The purchase price did not exceed the allocated fair market value of the Creekside Property as determined by a third party appraisal dated May 2012.

Sale to SOIF II

On June 27, 2012, we (through BEMT Meadowmont, LLC, our wholly owned subsidiary) completed the sale of all of our 32.5% limited liability interest in BR Meadowmont Managing Member, LLC, or the Meadowmont Managing Member JV Entity, to SOIF II for a purchase price of $3.1 million, excluding closing costs and a disposition fee paid to an affiliate of the Advisor of $136,216. The transaction was unanimously approved by the independent members of our Board of Directors as fair and reasonable to our company. The Meadowmont Managing Member JV Entity holds an indirect 50% equity interest in a 258-unit multifamily community known as The Apartments at Meadowmont, located in Chapel Hill, North Carolina. We purchased our interest in the Meadowmont Managing Member JV Entity in April 2010 for $1.52 million and had a current total investment of approximately $1.6 million prior to the disposition. The net proceeds received from this sale were approximately $3.0 million, after the disposition fee.

Item 14.              Principal Accounting Fees and Services.

Independent Auditors

BDO USA, LLP has served as our independent auditors since October 3, 2012. The appointment of BDO USA, LLP as our independent public accountants was unanimously approved by the Board of Directors. BDO USA, LLP is the successor to our former independent auditors, KPMG LLP. KPMG LLP served as our independent auditors from August 23, 2010 until October 3, 2012. KPMG LLP was successor to our previous independent auditors, Freedman & Goldberg, who served as our independent auditors from our formation until August 23, 2010.

The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by BDO USA, LLP for the year ended December 31, 2012 and KPMG LLP for the year ended December 31, 2011, are set forth in the table below:

	2012	2011
Audit fees
BDO	$85,684	$-
KPMG	197,500	167,300
F&G	-	48,655
Audit-related fees
BDO	-	-
KPMG	47,500	-
F&G	199	12,487
Tax fees
BDO	15,680
KPMG	22,215	39,028
F&G	-	1,252
All other fees	-	-
Total	$368,778	$268,722

For purposes of the preceding table professional fees are classified as follows:

•	Audit fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by the independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.
•	Audit-related fees – These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.
•	Tax fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.
•	All other fees – These are fees for any services not included in the above-described categories.

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

Since October 15, 2009, when we became a reporting company under Section 15(d) of the Exchange Act, all services rendered by our independent auditors have been pre-approved in accordance with the policies and procedures described above.

PART IV

Item 15.          Exhibits, Financial Statement Schedules.

(a)          List of Documents Filed.

1.     Financial Statements

The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

(b)          Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)          Financial Statement Schedules.

All financial statement schedules have been omitted because the required information of such schedules is not present in amounts sufficient to require a schedule or is included in the financial statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK MULTIFAMILY GROWTH REIT, INC .

Date: March 13, 2013	/s/ Randy I. Anderson
Randy I. Anderson
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BLUEROCK MULTIFAMILY GROWTH REIT, INC .

Date: March 13, 2013	/s/ Randy I. Anderson
Randy I. Anderson
Chief Executive Officer
(Principal Executive Officer)

Date: March 13, 2013	/s/ Jerold E. Novack
Jerold E. Novack
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 13, 2013	/s/ Brian D. Bailey
Brian D. Bailey
Director

Date: March 13, 2013	/s/ I. Bobby Majumder
I. Bobby Majumder
Director

Date: March 13, 2013	/s/ Romano Tio
Romano Tio
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bluerock Multifamily Growth REIT, Inc.

We have audited the accompanying consolidated balance sheet of Bluerock Multifamily Growth REIT, Inc. (formerly Bluerock Enhanced Multifamily Trust, Inc.) and subsidiaries as of December 31, 2012, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bluerock Multifamily Growth REIT, Inc. and subsidiaries as of December 31, 2012 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Nashville, Tennessee

March 13, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bluerock Multifamily Growth REIT, Inc.

We have audited the accompanying consolidated balance sheet of Bluerock Multifamily Growth REIT, Inc. (formerly Bluerock Enhanced Multifamily Trust, Inc.) and subsidiaries as of December 31, 2011, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the two-year period ended December 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bluerock Multifamily Growth REIT, Inc. and subsidiaries as of December 31, 2011 and the results of their operations and their cash flows for the two-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Indianapolis, Indiana

March 13, 2012

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

(FORMERLY BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011

ASSETS
Real Estate
Land	$27,670,000	$-
Building and improvements	117,634,275	-
Furniture, fixtures and equipment	2,436,135	-
Total Gross Operating Real Estate Investments	147,740,410	-
Accumulated depreciation	(1,150,477)	-
Total Net Real Estate Investments	146,589,933	-
Cash and cash equivalents	2,789,163	420,570
Restricted cash	2,290,387	-
Due from affiliates	5,024	-
Accounts receivable, prepaids and other assets	547,600	109,165
Investments in unconsolidated real estate joint ventures (Note 5)	2,398,902	5,387,147
In-place leases, net	1,195,490	-
Deferred financing costs, net	814,932	-
Total Assets	$156,631,431	$5,916,882

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Mortgage payable (Note 7)	$96,099,690	$-
Line of credit (Note 8)	11,935,830	-
Notes payable to affiliates (Note 9)	-	3,834,578
Accounts payable	747,339	119,899
Other accrued liabilities	2,412,376	471,927
Due to affiliates	1,822,567	1,791,440
Distributions payable	129,656	63,178
Total Liabilities	113,147,458	6,281,022

Commitments and contingencies (Note 13)
Redeemable common stock	372,581	20,745

Stockholders’ Equity (Deficit)
Preferred stock, $0.01 par value, 250,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 749,999,000 shares authorized; 2,219,432 and 1,113,968 shares issued and outstanding as of December 31, 2012 and December 31, 2011, respectively	22,194	11,140
Nonvoting convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding	10	10
Additional paid-in-capital, net of costs	16,157,954	7,475,175
Cumulative distributions and net losses	(5,142,197)	(7,871,210)
Total Stockholders’ Equity (Deficit)	11,037,961	(384,885)
Noncontrolling interest	32,073,431	-
Total Equity (Deficit)	43,111,392	(384,885)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$156,631,431	$5,916,882

See Notes to Consolidated Financial Statements

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

(FORMERLY BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2012	2011	2010
Revenues
Net rental income	$3,999,057	$-	$-
Other	526,600	-	-
Total revenues	4,525,657	-	-
Expenses
Property operating expenses	$1,084,420	$-	$-
Management fees	176,213	-	-
Depreciation and amortization	2,836,042	-	-
General and administrative expenses	1,863,853	3,564,948	314,691
Asset management and oversight fees to affiliates	315,696	330,156	223,436
Real estate taxes and insurance	586,936	-	-
Acquisition fees to affiliates	3,287,051	-	362,766
Total expenses	10,150,211	3,895,104	900,893
Other operating activities
Equity in earnings (loss) of unconsolidated joint ventures (Note 5)	13,435	(73,665)	(1,147,224)
Operating loss	(5,611,119)	(3,968,769)	(2,048,117)
Other income (expense)
Gain on business combinations	12,170,005	-	-
Gain on sale of joint venture interests	2,014,533	-	-
Interest expense, net	(1,208,111)	(346,562)	(258,753)
Total other income (expense)	12,976,427	(346,562)	(258,753)

Net income (loss)	7,365,308	(4,315,331)	(2,306,870)

Net income attributable to noncontrolling interest	3,444,467	-	-
Net income (loss) attributable to common shareholders	3,920,841	(4,315,331)	(2,306,870)

Basic Income (Loss) Per Common Share	$2.33	$(5.34)	$(6.95)
Diluted Income (Loss) Per Common Share	$2.31	$(5.34)	$(6.95)

Weighted Average Basic Common Shares Outstanding	1,679,778	809,304	333,701
Weighted Average Diluted Common Shares Outstanding	1,696,253	809,304	333,701

See Notes to Consolidated Financial Statements

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

(FORMERLY BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Nonvoting Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Cumulative Distributions	Net Loss to Common Stockholders	Noncontrolling Interests	Total Equity (Deficit)
Balance, January 1, 2011	1,000	$10	677,618	$6,776	$4,586,644	$(232,994)	$(2,745,791)	$-	$1,614,645
Issuance of restricted stock, net	-	-	7,500	75	68,050	-	-	-	68,125
Issuance of common stock, net	-	-	435,575	4,352	3,033,185	-	-	-	3,037,537
Redemptions of common stock	-	-	(6,725)	(63)	63	-	-	-	-
Transfers to redeemable common stock	-	-	-	-	(212,767)	-	-	-	(212,767)
Distributions declared	-	-	-	-	-	(577,094)	-	-	(577,094)
Net loss	-	-	-	-	-	-	(4,315,331)	-	(4,315,331)
Balance at December 31, 2011	1,000	10	1,113,968	11,140	7,475,175	(810,088)	(7,061,122)	-	(384,885)
Issuance of restricted stock, net	-	-	7,500	75	81,175	-	-	-	81,250
Issuance of common stock, net	-	-	1,127,089	11,251	9,056,044	-	-	-	9,067,295
Redemptions of common stock	-	-	(29,125)	(272)	272	-	-	-	-
Transfers to redeemable common stock	-	-	-	-	(454,712)	-	-	-	(454,712)
Distributions declared	-	-	-	-	-	(1,191,828)	-	-	(1,191,828)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(398,116)	(398,116)
Noncontrolling interests upon acquisition	-	-	-	-	-	-	-	29,027,080	29,027,080
Net income	-	-	-	-	-	-	3,920,841	3,444,467	7,365,308
Balance at December 31, 2012	1,000	$10	2,219,432	$22,194	$16,157,954	$(2,001,916)	$(3,140,281)	$32,073,431	$43,111,392

See Notes to Consolidated Financial Statements

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

(FORMERLY BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$7,365,308	$(4,315,331)	$(2,306,870)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,836,042	-	-
Amortization of fair value adjustment	(245,231)	-	-
Equity (income) loss of unconsolidated joint ventures	(13,435)	73,665	1,147,224
Gain on sale of joint venture interests	(2,014,533)	-	-
Gain on business combination	(12,170,005)	-	-
Distributions from unconsolidated real estate joint ventures	607,477	904,949	392,013
Share-based compensation attributable to director’s stock compensation plan	81,250	68,125	56,875
Changes in operating assets and liabilities:
Due to affiliates	367,353	2,144,589	(542,529)
Accounts receivable, prepaids and other assets	249,357	(1,758)	(82,679)
Accounts payable and other accrued liabilities	887,933	74,068	465,861
Net cash used in operating activities	(2,048,484)	(1,051,693)	(870,105)

Cash flows from investing activities:
Restricted cash	(96,663)	-	-
Cash acquired in excess of acquisition of consolidated real estate investments	(12,417,078)	-	-
Additions to consolidated real estate investments	(1,289,149)	-	-
Proceeds from sale of joint venture interests	2,957,622	-	-
Investment in unconsolidated real estate joint ventures	(6,457)	(63,901)	(5,455,647)
Net cash used in investing activities	(10,851,725)	(63,901)	(5,455,647)

Cash flows from financing activities:
Distributions on common stock	(695,466)	(366,163)	(129,374)
Distributions to noncontrolling interests	(398,116)	-	-
Proceeds from notes payable	-	150,000	5,086,713
Repayment on notes payable	(3,834,578)	(1,150,000)	(3,006,655)
Repayment of mortgages payable	(239,434)	-	-
Borrowings (repayments) from line of credit	11,935,830	-	-
Deferred financing fees	(123,618)	-	-
Issuance of common stock, net	8,895,956	2,840,424	4,313,442
Payments to redeem common stock	(271,772)	(63,334)	-
Net cash provided by financing activities	15,268,802	1,410,927	6,264,126

Net increase (decrease) in cash and cash equivalents	2,368,593	295,333	(61,626)
Cash and cash equivalents at beginning of period	420,570	125,237	186,863
Cash and cash equivalents at end of period	$2,789,163	$420,570	$125,237

Supplemental Disclosure of Cash Flow Information – Interest Paid	$209,585	$358,368	$262,864

Supplemental Disclosure of Noncash Transactions:
Distributions payable	$129,656	$63,178	$40,286
Redemptions payable	$23,125	$192,022	$-
Accrued offering costs	$559,818	$276,446	$260,792
Distributions to common stockholders through common stock issuances pursuant to the distribution reinvestment plan including $49,556 and $24,728 declared but not yet reinvested in 2012 and 2011, respectively	$454,712	$212,767	$63,334
Receivable for common stock issuances pursuant to the distribution reinvestment plan	$(49,556)	$(24,728)	$-
Net assets acquired (see Note 3 for detailed assets and liabilities acquired)	$26,283,000	$-	$-

See Notes to Consolidated Financial Statements

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

(FORMERLY BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business

Bluerock Multifamily Growth REIT, Inc. (the “Company”) was incorporated on July 25, 2008 under the laws of the state of Maryland. The Company has elected to be treated, and currently qualifies, as a real estate investment trust or REIT for Federal income tax purposes. The Company was incorporated to raise capital and acquire a diverse portfolio of residential real estate assets. Our day-to-day operations are managed by Bluerock Multifamily Advisor, LLC (our “Advisor”), under an advisory agreement. The advisory agreement has a one-year term expiring October 14, 2013, and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and us. The use of the words “we,” “us” or “our” refers to Bluerock Multifamily Growth REIT, Inc. and its subsidiary Bluerock Multifamily Holdings, L.P., or our operating partnership, except where the context otherwise requires. On February 22, 2013, we changed the name of the Company from Bluerock Enhanced Multifamily Trust, Inc. to Bluerock Multifamily Growth REIT, Inc.

On August 22, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of its common stock in a primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers and up to $285,000,000 in shares pursuant to its distribution reinvestment plan at $9.50 per share (the “Initial Public Offering”). The SEC declared the Company’s registration statement effective on October 15, 2009. As of May 20, 2010, the Company had received gross offering proceeds sufficient to satisfy the minimum offering amount for the Initial Public Offering. Accordingly, the Company broke escrow with respect to subscriptions received from all states in which the shares are currently being offered. As of December 31, 2012, the Company had accepted aggregate gross offering proceeds of $21,111,894. Also as of December 31, 2012, the Company had redeemed a total of 35,850 shares sold in the Initial Public Offering for $335,110.

The Initial Public Offering was suspended from November 17, 2010 until March 2, 2011 in connection with the Company’s determination to restate certain of its financial statements. These restatements, which were filed on January 19, 2011, resulted in unanticipated costs in the form of accounting, legal fees, and similar professional fees, in addition to the time and attention of the Company’s Chief Financial Officer and members of its accounting team in preparing the restatements. The Company’s current corporate operating expenses exceed the cash flow received from its investments in real estate joint ventures. If the rate at which the Company raises offering proceeds does not continue to improve significantly, its general and administrative costs will remain higher relative to the size of the Company’s portfolio, its portfolio may not be as diversified as it would be otherwise and the Company may need to seek additional sources of funding to address short and long term liquidity requirements. To the extent cash on hand is not sufficient to meet the Company’s short-term liquidity requirements, it expects to utilize credit facilities obtained from affiliates or unaffiliated third parties. The Company’s Sponsor has also agreed to defer payment by the Company as needed of asset management fees, acquisition fees and organizational and offering costs incurred by the Company and has also agreed to defer current year reimbursable operating expenses as well as to fund any cash shortfall, as necessary, through March 12, 2014.

On July 5, 2011, the Company provided its former dealer manager, Select Capital Corporation (“Select Capital”), with notice that it considers the Dealer Manager Agreement with Select Capital entered into on October 15, 2009 to have been terminated, effective immediately. In addition, on July 5, 2011, the Company entered into a dealer manager agreement with Bluerock Capital Markets, LLC (“Bluerock Capital Markets”), the Company’s affiliate, pursuant to which it assumed dealer manager responsibilities for the remainder of the Initial Public Offering. The dealer manager is responsible for marketing the Company’s shares in the Initial Public Offering and is expected to provide the same services for our Follow-On Offering, which is described below.

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

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

(FORMERLY BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which our wholly owned subsidiary and operating partnership, Bluerock Multifamily Holdings, L.P., a Delaware limited partnership, or its wholly owned subsidiaries, owns substantially all of the property interests acquired on its behalf.

Because the Company is the sole general partner of its operating partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the operating partnership), the accounts of our operating partnership are consolidated in its consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation. The Company will consider future majority owned and controlled joint ventures for consolidation in accordance with the provisions required by the Consolidation Topic 810 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Summary of Significant Accounting Policies

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. At the property level, these estimates include such items as purchase price allocation of real estate acquisitions, impairment of long-lived assets, depreciation and amortization and allowance for doubtful accounts. Actual results could differ from those estimates.

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

If the inputs used to measure the fair value fall within different levels of the hierarchy, the fair value is determined based upon the lowest level input that is significant to the fair value measurement. Whenever possible, the Company uses quoted market prices to determine fair value. In the absence of quoted market prices, the Company uses independent sources and data to determine fair value.

Joint Ventures

The Company analyzes its investments in joint ventures to determine if the joint venture is a variable interest entity (a “VIE”) and would require consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIE’s are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets. The Company continuously re-assesses whether the managing member LLC is (i) a VIE, and (ii) if the Company is the primary beneficiary of the VIE. If it was determined an interest in the joint venture qualified as a VIE and the Company was the primary beneficiary, it would be consolidated.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

(FORMERLY BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in Unconsolidated Entities

The Company has two equity investments in unconsolidated joint venture entities in which it owns 50% or less of the total ownership interest. As the Company does not have control over these joint ventures, these investments are accounted for under the equity method of accounting. The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for our share of net income (loss), including eliminations for our share of inter-company transactions, and increased (decreased) for contributions (distributions). The proportionate share of the results of operations of these investments is recorded in our earnings or losses.

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

Real Estate Purchase Price Allocation

The Company records the acquisition of income-producing real estate or real estate that will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition date fair values. Acquisition costs are expensed as incurred.

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

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods and the number of years the property will be held for investment. The use of inappropriate assumptions could result in an incorrect valuation of acquired tangible assets, identifiable intangible assets and assumed liabilities, which could impact the amount of the Company’s net income (loss).

Impairment of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company records an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. If any assumptions, projections or estimates regarding any asset changes in the future, the Company may have to record an impairment to reduce the net book value of such individual asset.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

(FORMERLY BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred Financing Fees

Deferred financing fees, paid by the Company on behalf of its unconsolidated joint ventures, are recorded at cost within investments in unconsolidated real estate joint ventures and are amortized to equity in income of unconsolidated joint ventures using a straight-line method that approximates the effective interest method over the life of the related joint venture debt.

Deferred financing fees, paid by the Company on behalf of its consolidated joint ventures, such as commitment fees, legal fees and other third party costs associated with obtaining commitments for financing, are capitalized on the balance sheet. The Company amortizes these costs over the terms of the respective financing agreements using the interest method.

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

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

(FORMERLY BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Related Party Transactions

Pursuant to the advisory agreement, the Company is obligated to pay the Advisor specified fees upon the provision of certain services related to, the investment of funds in real estate investments, management of our investments and for other services (including, but not limited to, the disposition of investments). The Company is also obligated to reimburse the Advisor for organization and offering costs incurred by the Advisor on our behalf, and is obligated to reimburse the Advisor for acquisition expenses and certain operating expenses incurred on our behalf or incurred in connection with providing services to us. The Company records all related party fees as incurred, subject to any limitations described in the advisory agreement.

Selling Commissions and Dealer Manager Fees

The Company pays the dealer manager up to 7% and 2.6% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid with respect to certain volume discount sales. No sales commission or dealer manager fee is paid with respect to shares issued through the distribution reinvestment plan. The dealer manager may re-allow all or a portion of sales commissions earned to participating broker-dealers. The dealer manager may re-allow, in its sole discretion, to any participating broker-dealer a portion of its dealer manager fee as a marketing fee. For the years ended December 31, 2012, 2011 and 2010, the Company has incurred $1,994,749, $958,386 and $565,629, respectively, of selling commissions and dealer manager fees.

Acquisition Fees

The Company pays the Advisor an acquisition fee for its services in connection with the investigation, selection, sourcing, due diligence and acquisition of a property or investment. On September 26, 2012, the Company amended its advisory agreement to increase the acquisition fee from 1.75% to 2.50% of the purchase price. The purchase price of a property or investment will equal the amount paid or allocated to the purchase, development, construction or improvement of a property, inclusive of expenses related thereto, and the amount of debt associated with such real property or investment. Acquisition and disposition fees of $3,426,267 were paid during the year ended December 31, 2012. For the year ended December 31, 2011, the Company incurred no acquisition fees as no properties were purchased. The Company incurred approximately $362,766 of acquisition fees during the year ended December 31, 2010.

Asset Management Fee

With respect to investments in real estate, the Company pays the Advisor a monthly asset management fee. On September 26, 2012, the Company amended its advisory agreement to decrease the asset management fee from one-twelfth of 1% to one-twelfth of 0.65% of the amount paid or allocated to acquire the investment excluding acquisition fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment. For the years ended December 31, 2012, 2011 and 2010, the Company had incurred approximately $315,696, $330,156 and $223,436, respectively, of asset management fees.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

(FORMERLY BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing Fee

The Company pays the Advisor a financing fee equal to 1% of the amount, under any loan or line of credit, made available to us. For the years ended December 31, 2012, 2011 and 2010, the Company incurred $5,891, zero and $75,000 of financing fees, respectively.

Independent Director Compensation

The Company pays each of its independent directors an annual retainer of $25,000. In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each Board meeting attended, (ii) $2,000 for each committee meeting attended, (iii) $1,000 for each teleconference Board meeting attended, and (iv) $1,000 for each teleconference committee meeting attended. All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors. In addition 5,000 shares of restricted stock were granted upon initial election to the Board and 2,500 shares of restricted stock will be granted upon re-election to the Board. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 11, “Related Party Transactions.”

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

For the years ended December 31, 2012, 2011 and 2010, all distributions received by the shareholders were classified as return of capital for tax purposes due to the net loss recorded by the Company.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. The Company’s evaluations were performed for the tax years ending December 31, 2012, 2011 and 2010. As of December 31, 2012, returns for the calendar years 2008 through 2011 remain subject to examination by major tax jurisdictions. Management has considered all positions taken on the 2008 through 2011 tax returns (where applicable) and those positions expected to be taken on the 2012 tax returns.

Reportable Segment

The Company’s current business consists of investing in and operating multifamily communities. Substantially all of its consolidated net loss is from investments in real estate properties that the Company owns through co-investment ventures which it either consolidates or accounts for under the equity method of accounting. The Company evaluates operating performance on an individual property level and views its real estate assets as one industry segment, and, accordingly, its properties will be aggregated into one reportable segment.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

(FORMERLY BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.)

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

Note 3 – Business Combinations and Sale of Joint Venture Equity Interests

Consolidation of Previously Unconsolidated Properties

In June 2012, the Company entered into a Membership Interest Purchase and Sale Agreement pursuant to which the Company completed the purchase of an additional 1.0% joint venture equity interest in BR Springhouse Managing Member, LLC (the “Springhouse Managing Member JV Entity”), the entity through which the Company indirectly invested in the Springhouse property, and an additional 2.0% joint venture equity interest in BR Creekside Managing Member, LLC (the “Creekside Managing Member JV Entity”), the entity through which the Company indirectly invests in the Creekside property, for an aggregate purchase price of $202,532, excluding closing costs. The Company recognized a gain of $3,450,460, net of acquisition costs, related to the revaluation of its equity interest for the difference between our carrying value in the unconsolidated real estate joint ventures and the fair value of our ownership interests at acquisition. The fair value was derived from the price terms of the purchase agreement, which were determined based on Member Appraisal Institute (“MAI”), independent appraisals dated May 2012. The purchases closed at the end of June 2012.

As a result of the closings of the interest purchases, the Company’s joint venture interests in the Springhouse Managing Member JV Entity increased from 50% to 51% and our joint venture interests in the Creekside Managing Member JV Entity increased from 33.33% to 35.33%. In addition, the related joint venture operating agreements were modified to grant the Company sole control of the operations of both properties. As such, the Company began to consolidate these entities upon taking control.

Acquisition of Joint Venture Equity Interests

On October 2, 2012, through a wholly-owned subsidiary, the Company entered into a joint venture investment along with Bluerock Special Opportunity + Income Fund III, LLC (“SOIF III”), an affiliate of our Company’s Sponsor, and Waypoint Residential, LLC, an unaffiliated entity, to acquire 198 units of a 220-unit multifamily housing community commonly known as “Enders Place,” located in Orlando, Florida. The Company invested $4,716,846 to acquire a 48.4% indirect interest in the Enders property.

On October 18, 2012, through a wholly-owned subsidiary, the Company entered into a joint venture investment along with SOIF III, an affiliate of our Company’s Sponsor, and an affiliate of Stonehenge Real Estate Group, LLC, an unaffiliated entity, to develop a 266-unit, class A, mid-rise apartment community in Nashville, Tennessee, to be known as 23Hundred @ Berry Hill. The Company invested $3,788,725 to acquire a 58.575% indirect interest in the Berry Hill development. On December 17, 2012, the Company completed the purchase of an additional 5.158% indirect interest in the Berry Hill Property, for $369,034.

On December 17, 2012, through a wholly-owned subsidiary, the Company entered into a joint venture investment along with Bluerock Special Opportunity + Income Fund, LLC (“SOIF”) and BR MDA Investors, LLC, both of which are affiliates of our Sponsor, to acquire a 190 unit apartment complex commonly known as “MDA Apartments,” located in Chicago, Illinois. The Company invested $6,098,306 to acquire a 35.31% indirect interest in MDA Apartments. The Company recognized a gain of $7,297,942, net of acquisition costs, as the fair value of the complex exceeded the cost of its initial investment. The gain is recorded in “Gain on business combinations” in the Company’s Consolidated Statements of Operations.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

(FORMERLY BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Combination Summary Information

The following table presents certain additional information regarding our business combinations completed during the year ended December 31, 2012. The amounts allocated to the major assets acquired and liabilities assumed are based on independent third party appraisals, and are as follows:

	Springhouse at Newport News	The Reserve at Creekside Village	Enders Place at Baldwin Park	23Hundred @ Berry Hill	MDA Apartments	Total

Land	$6,500,000	$1,920,000	$4,750,000	$5,000,000	$9,500,000	$27,670,000
Building and improvements	27,481,311	17,919,495	19,156,045	1,012,549	50,814,244	116,383,644
Furniture, fixtures and equipment	1,010,818	416,796	523,710	-	455,359	2,406,683
In-place lease value	818,879	452,467	670,245	-	930,397	2,871,988
Deferred financing costs	-	-	363,772	212,325	115,217	691,314
Cash and cash equivalents	40,803	334,946	24,261	-	251,011	651,021
Restricted cash	272,999	373,004	646,610	5,000	896,111	2,193,724
Accounts receivables, prepaids and other	63,634	36,868	390,438	2,500	210,980	704,420
Total assets	36,188,444	21,453,576	26,525,081	6,232,374	63,173,319	153,572,794

Mortgage/construction payable	26,482,194	15,002,061	17,500,000	100	37,600,000	96,584,355
Accounts payable	1,667	44,594	-	-	-	46,261
Other accrued liabilities	249,595	228,211	516,207	-	551,405	1,545,418
Due to affiliates	495	1,087	-	-	-	1,582
Noncontrolling interest	5,816,058	4,628,334	4,745,697	2,750,856	11,171,233	29,112,178
Net Assets	$3,638,435	$1,549,289	$3,763,177	$3,481,418	$13,850,681	$26,283,000

Sale of Joint Venture Equity Interests

In June 2012, the Company sold all of its joint venture interest in BR Meadowmont Managing Member, LLC (the “Meadowmont Managing Member JV Entity”), the entity through which the Company indirectly invested in the Meadowmont property, for an aggregate sale price of $3,113,581, excluding closing costs and a disposition fee paid to an affiliate of the Advisor of $136,216 and recognized a gain on the sale of $2,014,533, net of disposition fees.

The following unaudited consolidated pro forma information is presented as if the above described acquisitions and sale of joint venture occurred on January 1, 2011. The information excludes activity that is non-recurring and not representative of our future activity, primarily acquisition and disposition fees of $3,426,267 for the year ended December 31, 2012. There were no acquisition or disposition related expenses during the year ended December 31, 2011. The Company has also excluded the related gain on business combinations, as well as the gain on the sale of the Meadowmont Managing Member JV Entity equity interests. The information presented below is not necessarily indicative of what the actual results of operations would have been had we completed these transactions on January 1, 2011, nor does it purport to represent our future operations (in thousands, except per share data):

	December 31, 2012	December 31, 2011

Revenues	$18,617	$13,243
Depreciation and amortization	(7,159)	(7,128)
Net loss	2,229	(8,119)
Net income (loss) attributable to noncontrolling interest	3,585	(3,304)
Net loss attributable to common shareholders	(1,356)	(4,815)
Net loss per common share	(0.80)	(5.95)

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

(FORMERLY BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Investments in Real Estate

As of December 31, 2012, the Company has invested in six operating real estate properties and one development property through joint venture partnerships. The following table provides summary information regarding the Company’s in service investments ($ in thousands), which are either consolidated or presented on the equity method of accounting.

					Joint Venture Equity Investment Information
Multifamily Community Name/Location	Approx. Rentable Square Footage	Number of Units	Date Acquired	Property Acquisition Cost(1)	Gross Amount of Our Investment	Our Ownership Interest in Property Owner	Approx. Annualized Base Rent(2)	Average Annual Effective Rent Per Unit(3)	Approx. % Leased
Springhouse at Newport News/Newport News, Virginia	310,826	432	12/3/2009	$29,250	$2,670	38.25%	$4,290	$10	93%
The Reserve at Creekside Village/Chattanooga, Tennessee	211,632	192	3/31/2010	$14,250	$717	24.70%	$2,233	$11	89%
The Estates at Perimeter/ Augusta, Georgia	266,148	240	9/1/2010	$24,950	$1,931	25.00%	$2,968	$12	91%
Gardens at Hillsboro Village/Nashville, Tennessee	187,430	201	9/30/2010	$32,394	$1,298	12.50%	$3,635	$18	92%
Enders Place at Baldwin Park/Orlando, Florida	234,600	198	10/02/2012	$25,100	$4,599	48.40%	$3,518	$18	95%
MDA Apartments/Chicago, Illinois(4)	160,290	190	12/17/2012	$54,900	$6,098	35.31%	$5,066	$26	91%

Total/Average	1,370,926	1,453		$180,844	$17,313		$21,710	$16	92%

(1)	Property Acquisition Cost excludes acquisition fees and closing costs.
(2)	Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases as of December 31, 2012 and does not take into account any rent concessions or prospective rent increases.
(3)	Annual effective rent per unit includes the effect of tenant concessions over the term of the lease.
(4)	The approximate rentable square footage for the MDA Apartments includes 8,200 square feet of retail place.

On October 18, 2012, the Company acquired a 58.575% indirect equity interest and, on December 17, 2012, the Company acquired 5.158% indirect equity interest in a to-be developed class A, mid-rise apartment community known as 23Hundred @ Berry Hill located in Nashville, Tennessee (the “Berry Hill Property”), for a total investment of $4.2 million. The Berry Hill Property is anticipated to consist of approximately 194,275 rentable square feet encompassing 266 units.

As of December 31, 2012, the major components of our consolidated real estate properties, Springhouse at Newport News, The Reserve at Creekside Village, Enders Place at Baldwin Park, 23Hundred @ Berry Hill and MDA Apartments were as follows:

Property	Land	Building and Improvements	Furniture, Fixtures and Equipment	Totals
Springhouse	$6,500,000	$27,497,853	$1,035,523	$35,033,376
Creekside	1,920,000	17,949,209	421,543	20,290,752
Enders	4,750,000	19,166,705	523,710	24,440,415
Berry Hill	5,000,000	2,206,264	-	7,206,264
MDA	9,500,000	50,814,244	455,359	60,769,603
	$27,670,000	$117,634,275	$2,436,135	$147,740,410
Less: Accumulated Depreciation	-	(980,602)	(169,875)	(1,150,477)
Totals	$27,670,000	$116,653,673	$2,266,260	$146,589,933

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

(FORMERLY BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Depreciation expense was $1,150,449 for the year ended December 31, 2012. There was no depreciation expense for the year ended December 31, 2011, as all of our investments were reported under the equity method of accounting and, thus, presented in a single, net line item amount.

Costs of intangibles related to our consolidated investments in real estate consist of the value of in-place leases and deferred financing costs. In-place leases are amortized over the remaining term of the in-place leases, approximately a six-month term, and deferred financing costs are amortized over the life of the related loan. Amortization expense related to our in-place leases and deferred financing costs were $1,685,593 for the year ended December 31, 2012. There was no amortization expense during the year ended December 31, 2011, as all of our investments were reported under the equity method of accounting and, thus, presented in a single, net line item amount.

Operating Leases

The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the consolidated real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as a security deposit vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $234,370 as of December 31, 2012 for the Company’s consolidated real estate properties. There were no security deposits recorded as of December 31, 2011, as all of our investments were reported under the equity method of accounting and, thus, presented in a single, net line item amount. No individual tenant represents over 10% of the Company’s annualized base rent for the consolidated real estate properties.

Note 5 – Equity Method Investments

The Company accounted for the acquisitions of our unconsolidated interests in properties through managing member LLCs in accordance with the provisions of the Consolidation Topic 810 of the FASB ASC. Following is a summary of the Company’s ownership interest by property as of December 31, 2012, for investments we report under the equity method of accounting.

Property	Joint Venture Interest	Managing Member LLC Interest	Indirect Equity Interest in Property
Augusta	50.00%	50.00%	25.00%
Hillsboro	37.57%	33.27%	12.50%

The carrying amount of the Company’s investments in unconsolidated joint ventures was $2,398,903 and $5,387,147 as of December 31, 2012 and December 31, 2011, respectively. Summary financial information for Hillsboro and Augusta Balance Sheets as of December 31, 2012 and 2011 and Operating Statements for the years ended December 31, 2012, 2011 and 2010, is as follows:

	December 31, 2012	December 31, 2011
Balance Sheet:
Real estate, net of depreciation	$53,693,437	$54,788,607
Other assets	1,397,388	1,632,794
Total assets	$55,090,825	$56,421,401

Mortgage payable	$41,016,809	$41,154,000
Other liabilities	816,716	803,085
Total liabilities	$41,833,525	$41,957,085
Stockholders’ equity	13,257,300	14,464,316
Total liabilities and stockholders’ equity	$55,090,825	$56,421,401

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

(FORMERLY BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended December 31,
	2012	2011	2010
Operating Statements:
Rental revenues	$6,306,885	$6,042,067	$1,738,573
Operating expenses	(2,304,025)	(2,092,807)	(599,783)
Income before debt service, acquisition costs, and depreciation and amortization	4,002,860	3,949,260	1,138,790
Mortgage interest	(1,710,435)	(1,706,606)	(497,992)
Acquisition costs	-	-	(836,818)
Depreciation and amortization	(1,616,355)	(2,068,039)	(1,126,198)
Net income (loss)	676,070	174,615	(1,322,218)
Net (income) loss attributable to JV partners	(585,922)	(159,256)	1,066,447
	90,148	15,359	(255,771)
Amortization of deferred financing costs paid on behalf of joint ventures	(3,354)	(3,353)	(945)
Equity in earnings (loss) of unconsolidated joint ventures	$86,794	$12,006	$(256,716)

Note 6 – Variable Interest Entities and Other Consolidation Matters

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

For Springhouse and Creekside, the Company’s initial contributions into the managing member LLCs were funded through loans to our investing subsidiaries from an affiliate and accounted for as discussed above, however on March 30, 2012 and September 28, 2010, respectively, the loans were repaid and the managing member LLCs were no longer considered VIEs. In June 2012, the Company acquired an additional 1.0% and 2.0% joint venture equity interest, respectively, in the managing member LLCs. Also, at this time, the managing member agreements were amended to allow the Company to control the decision making of the managing member LLC. The Company analyzed the managing member LLCs under a voting interest model and determined the Company should be consolidated under the voting interests model for both properties, as the Company has the power to direct the activities that most significantly impact the economic performance of the managing member LLCs and is considered to be the investor that is most closely associated with the entity among the related party investors. The Springhouse and Creekside investments are consolidated within the Company’s financial statements.

For Enders and MDA, the Company’s initial contributions into the managing member LLCs were funded through our corporate working line of capital from two affiliates, one of which is an investor in the Enders managing member LLC. The managing member LLCs are not considered VIEs. The Company analyzed the managing member LLCs under a voting interest model and determined the Company should be consolidated under the voting interests model for both properties, as the Company has the power to direct the activities that most significantly impact the economic performance of the managing member LLCs and is considered to be the investor that is most closely associated with the entity among the related party investors. The Enders and MDA investments are consolidated within the Company’s financial statements.

For Berry Hill, the Company’s initial contribution into the managing member LLC was funded from a working capital line of credit from an affiliate, which is also an investor in the managing member LLC and is considered a VIE. The Company is considered the primary beneficiary at it has both the power to direct the activities that most significantly impact economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The Berry Hill investment has been consolidated within the Company’s financial statements.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

(FORMERLY BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Mortgages Payable

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

Creekside Mortgage Payable

On October 13, 2010, the Company, through an indirect subsidiary (the “Creekside Borrower”), entered into a U.S. Department of Housing and Urban Development (HUD) loan agreement with Walker & Dunlop, LLC, a Delaware limited liability company, for an amount of $12,972,200 (the “Creekside Senior Loan”), which loan is secured by the Creekside property. The Creekside Senior Loan matures on November 1, 2050 and bears interest at a fixed rate of 4.60% per annum. Prepayment of the Creekside Senior Loan was prohibited before December 1, 2012. On or after December 1, 2012 until November 30, 2020 a prepayment premium equal to a percentage of the principal balance would be due. The prepayment premium is 8% on December 1, 2012 and reduces by 1% every December 1 until December 1, 2020 when the Creekside Senior Loan can be prepaid without penalty. The Creekside Senior Loan is nonrecourse to the Creekside Borrower, subject to certain provisions in the HUD Regulatory Agreement, which states that the Creekside Borrower and all of its existing and future members will be liable for any funds or property which they receive but are not entitled to and for acts and deeds by themselves or others which they have authorized in violation of the provisions of the Regulatory Agreement.

Enders Mortgage Payable

On October 2, 2012, the Company, through an indirect subsidiary (the “Enders Borrower”), entered into a loan with Jones Lang LaSalle Operations, LLC, an Illinois limited liability company, for an amount of $17,500,000 (the “Enders Senior Loan”), which loan is secured by the Enders property. The loan was subsequently assigned to Freddie Mac. The Enders Senior Loan matures on November 1, 2022 and bears interest at a fixed rate of 3.97% per annum, with interest-only payments for the first two years and fixed monthly payments of approximately $83,245 based on a 30-year amortization schedule thereafter. Yield maintenance payments will be required to the extent prepaid before the sixth month prior to the maturity date; during the period from the sixth month prior to the maturity date to the third month prior to the maturity date, a prepayment premium of 1% of the loan amount will be required, and thereafter the loan may be prepaid without penalty. The Enders Senior Loan is nonrecourse to the Enders Borrower with recourse carve-outs for certain deeds, acts or failures to act on the part of the Enders Borrower, or any of its officers, members, managers or employees.

MDA Mortgage Payable

On December 17, 2012, the Company, through an indirect subsidiary (the “MDA Borrower”), entered into a loan with MONY Life Insurance Company for an amount of $37,600,000 (the “MDA Senior Loan”), which loan is secured by the MDA property. The MDA Senior Loan matures on January 1, 2023 and bears interest at a fixed rate of 5.35% per annum, with three years interest only and thereafter fixed monthly payments of approximately $209,964 based on a 30-year amortization schedule thereafter. The MDA Senior Loan may be prepaid, in full, at any time beginning in the third year of the term on at least 30 business days prior notice and the payment of a prepayment premium equal to the greater of (a) 1% of the principal balance and (b) a yield maintenance amount determined under the promissory note. The MDA Senior Loan is nonrecourse to the MDA Borrower with recourse carve-outs for certain deeds, acts or failures to act on the part of the MDA Borrower, or any of its officers, members, managers or employees.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

(FORMERLY BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012, contractual principal payments for the five subsequent years and thereafter are as follows (in thousands):

Year	Total
2013	$491,567
2014	566,896
2015	1,207,041
2016	1,719,827
2017	1,742,251
Thereafter	85,201,796
$90,929,378
Add: Unamortized fair value debt adjustment	5,170,312
Total	$96,099,690

Note 8 – Line of Credit

On October 2, 2012, the Company entered into a working capital line of credit provided by Bluerock Special Opportunity + Income Fund II, LLC (“SOIF II”) and Bluerock Special Opportunity + Income Fund III, LLC (“SOIF III”), both of which are affiliates of our Sponsor, pursuant to which it may borrow up to $12.5 million (the “BEMT LOC”). The BEMT LOC has a 6-month term. The maturity date is April 2, 2013, and may be prepaid without penalty. It bears interest compounding monthly at a rate of 30-day LIBOR + 6.00%, subject to a minimum rate of 7.50%, annualized for three months, and thereafter bears interest compounding monthly at a rate of 30-day LIBOR + 6.00%, subject to a minimum rate of 8.50% for the remainder of the term. Interest on the BEMT LOC will be paid on a current basis from cash flow distributed to the Company from its real estate assets. The BEMT LOC is secured by a pledge of the Company’s unencumbered real estate assets, including those of its wholly owned subsidiaries. At December 31, 2012, the outstanding balance on the working capital line of credit was $11,935,830 and $564,170 was available for borrowing.

Note 9 – Notes Payable

The carrying amounts of the notes payable as of December 31, 2012 and 2011 are as follows:

			Principal Outstanding December 31,
Note Payable	Maturity	Interest Rate as of December 31, 2012 and 2011	2012	2011
Augusta	August 28, 2012	7.0%	$-	$1,931,484
Springhouse	June 3, 2012	7.0%	-	646,067
Hillsboro	March 31, 2012	7.0%	-	1,257,027
			$-	$3,834,578

On September 1, 2010, BEMT Augusta LLC (“BEMT Augusta”), entered into a loan agreement with one of our Advisor’s affiliates, SOIF pursuant to which it borrowed $1.9 million (the “SOIF Augusta Loan”), in connection with the Augusta Property closing. The SOIF Augusta Loan initially had a six-month term maturing February 28, 2011, which was subsequently extended to August 31, 2011, and again to February 28, 2012 and again to August 28, 2012. It bore interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. Interest on the loan was paid on a current basis from cash flow distributed to us from BR Augusta Managing Member, LLC (“Augusta Managing Member JV Entity”). The SOIF Augusta Loan was secured by a pledge of our indirect membership interest in the Augusta property and a pledge of BEMT Augusta’s membership interest in the Augusta Managing Member JV Entity. The remaining loan balance, plus accrued interest, was paid in full on June 29, 2012.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

(FORMERLY BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 3, 2009, BEMT Springhouse LLC, a wholly-owned subsidiary of our operating partnership (“BEMT Springhouse”), entered into a loan agreement with SOIF pursuant to which BEMT Springhouse borrowed $2.8 million (the “SOIF Springhouse Loan”). The SOIF Springhouse Loan initially had a six-month term, maturing June 3, 2010, which was subsequently extended to December 3, 2010, and again to June 3, 2011, and again to December 3, 2011 and again to June 3, 2012.  It bore interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized. Interest on the loan was paid on a current basis from cash flow distributed to us from BR Springhouse Managing Member, LLC (the “Springhouse Managing Member JV Entity”). The SOIF Springhouse Loan was secured by a pledge of our indirect membership interest in the Springhouse property and a pledge of BEMT Springhouse’s membership interest in the Springhouse Managing Member JV Entity. A partial repayment in the amount of $1.1 million was made on June 23, 2010. An additional partial repayment in the amount of $1.0 million was made on December 29, 2011. The remaining loan balance, plus accrued interest, was paid in full on March 30, 2012.

On September 30, 2010, BEMT Hillsboro LLC entered into a loan agreement with one of our Advisor’s affiliates, SOIF II pursuant to which it borrowed $1.3 million (the “SOIF II Hillsboro Loan).  The SOIF II Hillsboro Loan initially had a six-month term maturing March 31, 2011, which was subsequently extended to September 30, 2011, and again to March 31, 2012.  It bore interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized.  Interest on the loan was paid on a current basis from cash flow distributed to us from BR Hillsboro Managing Member, LLC (“Hillsboro Managing Member JV Entity”). The SOIF II Hillsboro Loan was secured by a pledge of our indirect membership interest in the Hillsboro property and a pledge of BEMT Hillsboro’s membership interest in the Hillsboro Managing Member JV Entity. The loan plus accrued interest was paid in full on March 30, 2012.

During the years ended December 31, 2012 and 2011, the Company incurred approximately $1,211,951 and $346,840, respectively of interest expense.

Note 10 – Fair Value Measurement Financial Instruments

As of December 31, 2012 and 2011, the Company believes the carrying values of cash and cash equivalents and receivables and payables from affiliates, accounts payable, accrued liabilities, distribution payable and notes payable approximate their fair values based on their highly-liquid nature and/or short-term maturities, including prepayment options. As of December 31, 2012, the carrying value and approximate fair value of the mortgage payables, as presented on the balance sheet, were $96.1 million and $97.7 million, respectively. The fair value of mortgage payables is estimated based on the Company’s current interest rates (Level 3 inputs) for similar types of borrowing arrangements. The only nonrecurring fair value measurements during the year ended December 31, 2012 were in connection with the consolidation of previously unconsolidated properties, as discussed in Note 3, “Business Combinations and Sale of Joint Venture Equity Interests.”  As of December 31, 2011, the Company had no significant assets or liabilities measured at fair value on a recurring or nonrecurring basis.

Note 11 – Related Party Transactions

In connection with the Company’s investments, it entered into loan agreements with SOIF and SOIF II, the terms of which are described above in Note 9 - Notes Payable. The Company also entered into the BEMT LOC with SOIF II and SOIF III, the terms of which are described above in Note 8 – Line of Credit.

As of December 31, 2012, $2,965,111 of organizational and offering costs have been incurred on the Company’s behalf. The Company is liable to reimburse these costs only to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Initial Public Offering. When recorded by the Company, organizational costs are expensed and third-party offering costs are charged to stockholders’ equity. Organizational and offering costs will be reimbursed from the gross proceeds of the Initial Public Offering. Through December 31, 2012, $3,380,792 of offering costs have been charged to stockholders’ equity and, in 2010, $49,931 of organizational costs were expensed.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

(FORMERLY BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Advisor performs its duties and responsibilities as the Company’s fiduciary under an advisory agreement. The advisory agreement has a one-year term expiring October 14, 2013, and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Company and its Advisor. The Advisor conducts the Company’s operations and manages its portfolio of real estate investments under the terms of the advisory agreement. Certain of the Company’s affiliates will receive fees and compensation in connection with the Initial Public Offering, and the acquisition, management and sale of its real estate investments.

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

Pursuant to the advisory agreement, the Advisor receives an acquisition fee for its services in connection with the investigation, selection, sourcing, due diligence and acquisition of a property or investment. On September 26, 2012, the Company amended its advisory agreement to increase the acquisition fee from 1.75% to 2.50% of the purchase price. The purchase price of a property or investment will equal the amount paid or allocated to the purchase, development, construction or improvement of a property, inclusive of expenses related thereto, and the amount of debt associated with such real property or investment. The purchase price allocable for joint venture investments will equal the product of (1) the purchase price of the underlying property and (2) the Company’s ownership percentage in the joint venture. Acquisition and disposition fees of $3,426,267, zero and $362,766 were incurred during the years ended December 31, 2012, 2011 and 2010, respectively.

The Advisor also receives a financing fee equal to 1% of the amount, under any loan or line of credit, made available to the Company. The Advisor may re-allow some or all of this fee to reimburse third parties with whom it may subcontract to procure such financing for the Company. In addition, to the extent the Advisor provides a substantial amount of services in connection with the disposition of one or more of our properties or investments (except for securities that are traded on a national securities exchange), the Advisor will receive fees equal to the lesser of (A) 1.5% of the sales price of each property or other investment sold or (B) 50% of the selling commission that would have been paid to a third-party broker in connection with such a disposition. In no event may disposition fees paid to the Advisor or its affiliates and unaffiliated third parties exceed in the aggregate 6% of the contract sales price. In addition to the fees payable to the Advisor, the Company reimburses the Advisor for all reasonable expenses incurred in connection with services provided to the Company, subject to the limitation that it will not reimburse any amount that would cause the Company’s total operating expenses at the end of the four preceding fiscal quarters to exceed the greater of 2% of our average invested assets or 25% of its net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period. Notwithstanding the above, the Company may reimburse amounts in excess of the limitation if a majority of its independent directors determines such excess amount was justified based on unusual and non-recurring factors. If such excess expenses are not approved by a majority of the Company’s independent directors, the Advisor must reimburse us at the end of the four fiscal quarters the amount by which the aggregate expenses during the period paid or incurred by us exceeded the limitations provided above. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition, asset management or disposition fees. From January 1, 2009 through March 31, 2011, the Company’s Advisor and its affiliates incurred $677,415 of operating expenses on our behalf. Due to the limitation discussed above and because operating expenses incurred directly by the Company exceeded the 2% threshold, the amount due to the Advisor had not been recorded in the financial statements as of December 31, 2010. Further, $973,607 had been recorded as a receivable from the Advisor as of December 31, 2010 for the excess operating expenses incurred directly by the Company over the 2% threshold. The Company’s Board of Directors, including all of its independent directors, reviewed the total operating expenses for the four fiscal quarters ended December 31, 2009 (and the four fiscal quarters ended each quarter after) and an estimate of the Company’s total operating expenses for the four fiscal quarters to end March 31, 2011 and unanimously determined the excess amount to be justified because of the costs of operating a public company in its early stage of operation. Upon approval of these costs on March 22, 2011, $1,646,818 of these costs were expensed and $677,415 became a liability to the Company, payable to its Advisor and its affiliates, which was paid in the third quarter of 2012. The Board of Directors has previously approved such expenses, all 2011 and 2012 operating expenses have been expensed as incurred. As of December 31, 2012, $677,415 has been paid to the Company’s Advisor.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

(FORMERLY BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.)

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

Some of the material conflicts that the Advisor or its affiliates face are: 1) the determination of whether an investment opportunity should be recommended to us or another Bluerock-sponsored program or Bluerock-advised investor; 2) the allocation of the time of key executive officers, directors, and other real estate professionals among the Company, other Bluerock-sponsored programs and Bluerock-advised investors, and the activities in which they are involved; 3) the fees received by the Advisor and its affiliates in connection with transactions involving the purchase, management and sale of investments regardless of the quality of the asset acquired or the service provided us; and 4) the fees received by the Advisor and its affiliates in connection with the Initial Public Offering.

Pursuant to the terms of the advisory agreement, summarized below are the related party amounts payable to our Advisor, as well as other affiliates, as of December 31, 2012 and 2011. During the year ended December 31, 2012, the Company paid the Advisor approximately $1.3 million of its outstanding accounts payable, leaving a balance of $1.4 million. There were no related party amounts receivable as of December 31, 2012 or 2011.

	December 31, 2012	December 31, 2011
Asset management and oversight fees	$426,938	$562,732
Acquisition fees	322,440	81,776
Financing fees	5,891	14,491
Reimbursable operating expenses	431,850	900,512
Reimbursable offering costs	197,300	171,099
Reimbursable organizational costs	49,931	49,931
Other	388,217	10,899
Total related-party amounts payable	$1,822,567	$1,791,440

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

(FORMERLY BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the amounts shown above, the Company’s Advisor has incurred on the Company’s behalf $2,407,524 of offering costs which will become payable as additional offering proceeds are raised to the extent that selling commissions, dealer manager fees and other organization and offering costs do not exceed 15% of gross offering proceeds.

Note 12 – Stockholders’ Equity (Deficit)

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

The following table reconciles the components of basic and diluted net income (loss) per common share:

	For the Year Ended December 31,
	2012	2011	2010

Net income (loss) attributable to common shareholders	$3,920,841	$(4,315,331)	$(2,306,870)
Dividends on restricted stock expected to vest	(11,564)	(10,891)	(11,300)
Gain on redemption of common stock(2)	4,018	7,688	-
Basic net income (loss) attributable to common shareholders	$3,913,295	$(4,318,534)	$(2,318,170)
Weighted average common shares outstanding	1,679,778	809,304	333,701

Potential dilutive shares (1)	16,475	-	-
Weighted average common shares outstanding and potential dilutive shares	1,696,253	809,304	333,701

Basic income (loss) per share	$2.33	$(5.34)	$(6.95)
Diluted income (loss) per share	$2.31	$(5.34)	$(6.95)

(1) Excludes 15,559, and 16,142 shares related to non-vested restricted stock for the years ended December 31, 2011, and 2010, respectively as the effect would be anti-dilutive. Also excludes any dilution related to the 1,000 shares of convertible stock as the conversion would be anti-dilutive and currently there would be no conversion into common shares.

(2)Represents the difference between the fair value and carrying amount of the common stock upon redemption.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

(FORMERLY BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

The Company is offering and selling to the public up to 100,000,000 shares of its $.01 par value common stock for $10.00 per share, with discounts available for certain categories of purchasers. The Company is also offering up to 30,000,000 shares of its $.01 par value common stock to be issued pursuant to our distribution reinvestment plan at $9.50 per share. On September 20, 2012, the Company filed a registration statement on Form S-11 with the SEC to register 50,000,000 shares of our common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment program) at a price of $10.00 per share (subject to certain volume discounts described in the prospectus), for maximum aggregate gross offering proceeds of $500.0 million, pursuant the Follow-On Offering. As permitted by Rule 415 under the Securities Act, the Company will continue the Initial Public Offering until the earlier of April 13, 2013 or the date the SEC declares the registration statement for the Follow-On Offering effective.

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

Pursuant to the terms of our share repurchase plan, the purchase price for shares repurchased under the share repurchase plan reflect our estimated value per share of $10.04 as of December 17, 2012. Except in the instance of a stockholder’s death or qualifying disability, we will repurchase shares at the lesser of (1) 100% of the average price per share the original purchaser paid to us for all of the shares (as adjusted for any stock distributions, combinations, splits, recapitalizations, special distributions and the like with respect to our common stock), or (2) $9.04 per share (i.e., 90% of our estimated net asset value per share of $10.04). Repurchases sought upon a stockholder’s death or “qualifying disability”, as that term is defined in our share repurchase plan, will be made at a repurchase price of $10.04 per share. Shares subject to repurchase must be held for at least one year. The Company has no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

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

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

(FORMERLY BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company limits the dollar value of shares that may be repurchased under the program as described above. During the year ended December 31, 2012, the Company redeemed $271,772 of common stock as a result of redemption requests. Proceeds from our distribution reinvestment plan for the year ended December 31, 2011 were $212,767, which under our share redemption plan establishes the maximum amount of redemption requests we may satisfy during the year ended December 31, 2012, subject to exceptional circumstances as determined by our Board of Directors. As of December 31, 2012, we received a total of four redemption requests during the twelve month period ended December 31, 2012 for an aggregate of 10,500 shares, not including the partial and wholly deferred redemption requests from the year ended December 31, 2011 in the amount of $192,022. We honored the deferred redemption requests from 2011 in full. Of the remaining four redemption requests, we honored a total of 8,000 shares aggregating $79,750, of which $59,005 was repurchased based on extraordinary circumstances, and deferred the remaining redemption requests with respect to 2,500 shares. The average redemption price for the fulfilled redemptions during the twelve months ended December 31, 2012 was $9.96 per share. Funds for the payment of redemption requests were derived from the proceeds of our distribution reinvestment plan and net proceeds from the sale of our interest in the Meadowmont property. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during the year ended December 31, 2012, totaling $454,711, less the $59,005 redeemed in September 2012, additional redemption requests in 2012 may be redeemed up to $395,706 in 2013. As the Company has received additional redemption requests totaling $23,125 that it will have capacity to fill in 2013 based on net proceeds from the sale of the shares under the dividend reinvestment plan for the year ended December 31, 2012, it has reclassified this amount from redeemable common stock to other accrued liabilities as of December 31, 2012.

Equity Compensation Plan

The Company has adopted the Bluerock Multifamily Growth REIT, Inc. Long Term Incentive Plan, which the Company refers to as the Incentive Plan, in order to enable us to (1) provide an incentive to our employees, officers, directors, and consultants and employees and officers of our Advisor to increase the value of our common stock, (2) give such persons a stake in our future that corresponds to the stake of each of our stockholders, and (3) obtain or retain the services of these persons who are considered essential to our long-term success, by offering such persons an opportunity to participate in our growth through ownership of our common stock or through other equity-related awards. The Company intends to issue awards only to its independent directors under its Incentive Plan (which awards will be granted under the independent director’s compensation plan). The Company has reserved and authorized an aggregate number of 2,000,000 shares of its common stock for issuance under the Incentive Plan.

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

On August 8, 2012, the Company’s three independent directors received an automatic grant of 2,500 shares each of restricted stock after their re-election to the Board of Directors at the Company’s annual meeting.

A summary of the status of the Company’s non-vested shares as of December 31, 2012, 2011 and 2010, is as follows:

Non Vested shares	Shares	Weighted average grant-date fair value
Balance at January 1, 2010	12,000	$120,000
Granted	7,500	75,000
Vested	(4,500)	(45,000)
Forfeited	-	-
Balance at December 31, 2010	15,000	150,000
Granted	7,500	75,000
Vested	(6,000)	(60,000)
Forfeited	-	-
Balance at December 31, 2011	16,500	165,000
Granted	7,500	75,000
Vested	(7,500)	(75,000)
Forfeited	-	-
Balance at December 31, 2012	16,500	$165,000

At December 31, 2012, there was $132,500 of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a period of four years. The total fair value of shares vested during the year ended December 31, 2012, was $75,000.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Distributions

Distributions, including distributions paid by issuing shares under the distribution reinvestment plan, for the year ended December 31, 2012 were as follows:

	Distributions
2012	Declared	Paid
First Quarter	$213,217	$197,708
Second Quarter	272,107	255,192
Third Quarter	332,188	313,424
Fourth Quarter	374,316	359,026
	$1,191,828	$1,125,350

Distributions are calculated based on stockholders of record each day during the period at a rate of $0.00191781 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share.

Note 13 – Commitments and Contingencies

The Company is subject to various legal actions and claims arising in the ordinary course of business. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations or liquidity of the Company.

Note 14 – Economic Dependency

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

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

(FORMERLY BLUEROCK ENHANCED MULTIFAMILY TRUST, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Subsequent Events

The Company has performed an evaluation of subsequent events through the date the Company’s consolidated financial statements were issued. No material subsequent events, other than the items disclosed below, have occurred that required recognition or disclosure in these financial statements.

Appointment of Chief Executive Officer

On February 26, 2013, the Board of Directors of the Company appointed Randy I. Anderson, Ph.D., age 45, to serve as the Chief Executive Officer of the Company, at the recommendation of R. Ramin Kamfar, the Chairman of the Board of the Company. Dr. Anderson was appointed Chief Executive Officer of the Company to serve in such capacity, effective February 26, 2013, until his successor is elected and qualifies or until his earlier death, resignation or removal. The appointment of Dr. Anderson as the Chief Executive Officer of the Company was not made pursuant to any arrangement or understanding between him and any other person.  In connection with Dr. Anderson’s appointment to Chief Executive Officer, R. Ramin Kamfar has stepped down as Chief Executive Officer of the Company effective February 26, 2013, but will remain in his position as the Chairman of the Board of the Company and will remain available to and assist Dr. Anderson in his role of Chief Executive Officer as needed.  Mr. Kamfar’s stepping down as Chief Executive Officer was not the result of any disagreements with the Company on any matters relating to the Company’s operations, policies or practices.

Dr. Anderson serves as the Chief Executive Officer for our Advisor.  He also serves as President of Bluerock Real Estate, LLC, which he joined in April 2012.

Change of Corporate Name

Effective February 22, 2013, the Company changed its name from Bluerock Enhanced Multifamily Trust, Inc. to Bluerock Multifamily Growth REIT, Inc. The name change was effected pursuant to an amendment to the charter of the Company (the “Charter Amendment”), which was filed with the Maryland State Department of Assessments and Taxation on February 22, 2013. The Charter Amendment was duly approved by at least a majority of the Board of Directors of the Company, and was made without action by the stockholders of the Company.

Amendment of Advisory Agreement

On February 26, 2013, pursuant to a resolution approved by the Company’s Board of Directors, including its independent directors, the Company and the Company’s advisor, Bluerock Multifamily Advisor, LLC (the “Advisor”), agreed to amend the Second Amended and Restated Advisory Agreement (the “Amended Advisory Agreement”) to eliminate the payment of any internalization fee or origination fees in connection with investments in loans, payable to the Advisor.

Pursuant to the terms of the Amended Advisory Agreement, the Company was required to pay consideration to the Advisor, based on the valuation of the Advisor as determined by an independent investment banking firm (the “Internalization Fee”), in the event the Company elected to become a self-administered REIT by merging with the Advisor so as to internalize the management functions performed by the Advisor. Upon the recommendation of the Advisor, the Company and the Advisor agreed that it was in the best interests of the Company and its investors to eliminate the payment of the Internalization Fee.

Pursuant to the terms of the Amended Advisory Agreement, an origination fee (the “Origination Fee”) was to be paid by the Company to the Advisor as compensation for the Advisor’s investigation, selection, sourcing, due diligence and acquisition or origination of real estate-related loans. The Origination Fee for each such acquisition or origination was to be equal to 1.75% of the greater of (i) the amount funded by the Company to originate each real estate-related loan, or (ii) the purchase price of any real estate-related loan that the Company acquired, including third-party expenses. The Company no longer intends to invest in or originate real estate-related loans, and therefore the Company and the Advisor have agreed to amend the Amended Advisory Agreement to reflect that no Origination Fee is payable by the Company to the Advisor.

The Company, the Advisor and Bluerock Multifamily Holdings, L.P., the Company’s operating partnership, have entered into a Third Amended and Restated Advisory Agreement dated February 27, 2013, which reflects the elimination of the Origination Fee and the Internalization Fee.

Amendment of Affiliate Working Capital Line of Credit

Pursuant to the terms of the BEMT LOC, the Company is entitled to extend the maturity date in its sole and absolute discretion, with at least five (5) days’ prior written notice to the SOIFs, for an additional six (6) month period to bear interest compounding monthly at a rate of 30-day LIBOR + 6.00%, subject to a minimum rate of 8.50%.

On March 4, 2013, the Company, SOIF II and SOIF III agreed to amend the BEMT LOC pursuant to the terms of an amendment, which increased the amount that the Company may borrow from $12.5 million to $13.5 million, and extended the initial term by six (6) months to October 2, 2013, to bear interest compounding monthly at a rate of 30-day LIBOR + 6.00%, subject to a minimum rate of 8.50%. All other terms of the BEMT LOC remain unchanged and as previously disclosed in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 9, 2012.

In accordance with the requirements of the Company’s charter, the amendment of the BEMT LOC was reviewed and approved by a majority of the Company’s board of directors (including a majority of the independent directors) as being fair, competitive, and commercially reasonable and no less favorable to the Company than loans between unaffiliated parties under the same circumstances.

Status of the Offering

For the period January 1, 2013 through March 4, 2013, the Company sold approximately 75,286 shares of common stock for gross proceeds of $595,862 including issuances through its distribution reinvestment plan.

Distributions Paid

Distributions Declared Daily For Each Day in Month Listed	Date Paid	Total Distribution	Cash Distribution	Dollar amount of Shares Issued pursuant to the distribution reinvestment plan
December 2012	January 2, 2013	$129,656	$80,100	$49,556
January 2013	February 1, 2013	$133,325	$81,973	$51,352
February 2013	March 1, 2013	$122,186	$74,665	$47,521

Distributions Declared

On March 4, 2013, our Board of Directors declared distributions based on daily record dates for the period from April 1, 2013 through June 30, 2013. Distributions payable to each stockholder of record were or will be paid in cash on or before the 15th day of the following month.

Distributions are calculated based on stockholders of record per day during the period at a rate of $0.00191781 per share per day and equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share.

EXHIBIT INDEX

Effective February 22, 2013, Bluerock Enhanced Multifamily Trust, Inc. changed its name to Bluerock Multifamily Growth REIT, Inc., and effective February 27, 2013, Bluerock Enhanced Multifamily Advisor, LLC and Bluerock Enhanced Multifamily Holdings, L.P. changed their names to Bluerock Multifamily Advisor, LLC and Bluerock Multifamily Holdings, L.P., respectively. With respect to documents executed prior to the name change, the following Exhibit List refers to the entity names used prior to the name changes in order to accurately reflect the names of the entities that appear on such documents.

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to the Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to the Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

3.3	Articles of Amendment of the Registrant

4.1	Distribution Reinvestment Plan, included as Exhibit B to the Prospectus dated July 12, 2011

4.2	Form of Subscription Agreement, incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.1	Third Amended and Restated Advisory Agreement between Bluerock Multifamily Advisor, LLC Bluerock Multifamily Holdings, L.P. and the Registrant dated February 27, 2013.

10.2	Form of Escrow Agreement between Bluerock Enhanced Multifamily Trust, Inc. and UMB Bank, N.A. , incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.3	Bluerock Enhanced Multifamily Trust, Inc. Independent Directors Compensation Plan, incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.4	Limited Liability Company/Joint Venture Agreement of BR Springhouse Managing Member, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.5	Limited Liability Company/Joint Venture Agreement of BR Hawthorne Springhouse JV, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.6	Property Management Agreement by and between BR Springhouse, LLC and Hawthorne Residential Partners, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.7	Multifamily Deed of Trust, Assignment of Rents and Security Agreement by BR Springhouse, LLC for the benefit of CW Capital, LLC date December 3, 2009, incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.8	Loan Agreement by and between Bluerock Special Opportunity + Income Fund, LLC, as lender, and BEMT Springhouse, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-13135)

10.9	Pledge and Security Agreement by Bluerock Enhanced Multifamily Holdings L.P. and BEMT Springhouse LLC for Bluerock Special Opportunity + Income Fund, LLC dated December 3, 2009, incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.10	Pledge and Security Agreement by BEMT Springhouse LLC for Bluerock Special Opportunity + Income Fund, LLC dated December 3, 2009, incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.11	Amended and Restated Limited Liability Company Agreement of BR Creekside Managing Member, LLC, dated as of March 31, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 17, 2010

10.12	Amended and Restated Limited Liability Company Agreement of BR Hawthorne Creekside JV, LLC, dated as of March 31, 2010, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 17, 2010

10.13	Property Management Agreement by and between BR Creekside, LLC and Hawthorne Residential Partners, LLC, dated as of March 31, 2010, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 17, 2010

10.14	General Warranty Deed from the Reserve at Creekside, a Florida limited partnership to BR Creekside LLC, a Delaware limited liability company, incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.15	Amended and Restated Limited Liability Company Agreement of BR Meadowmont Managing Member, LLC, dated as of April 9, 2010, incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.16	Amended and Restated Limited Liability Company Agreement of Bell BR Meadowmont JV, LLC, dated as of April 9, 2010, incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.17	Promissory Note by and between BEMT Meadowmont, LLC and Bluerock Special Opportunity + Income Fund II, LLC dated April 9, 2010, incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.18	Pledge and Security Agreement by and between BEMT Meadowmont, LLC and Bluerock Special Opportunity + Income Fund II, LLC dated April 9, 2010, incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.19	Multifamily Note - CME by and between Bell BR Meadowmont, LLC and CWCapital, LLC dated April 9, 2010, incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.20	Property Management Agreement by and between Bell BR, LLC and Bell Partners, Inc. dated as of April 9, 2010, incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.21	Modification of the Secured Promissory Note between BEMT Springhouse, LLC and Bluerock Special Opportunity + Income Fund, LLC dated as of June 3, 2010, incorporated by reference to Exhibit 10.7 to the Company’s Periodic Report on Form 10-Q for the quarterly period ended June 30, 2010

10.22	Amended and Restated Limited Liability Company Agreement of BR Augusta JV Member, LLC, dated as of September 1, 2010, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.23	Limited Liability Company Agreement of BSF/BR Augusta JV, LLC, dated as of July 29, 2010, incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.24	Promissory Note by and between BEMT Augusta, LLC and Bluerock Special Opportunity + Income Fund II, LLC dated September 1, 2010, incorporated by reference to Exhibit 10.29 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.25	Pledge and Security Agreement by and between BEMT Augusta, LLC and Bluerock Special Opportunity + Income Fund II, LLC dated September 1, 2010, incorporated by reference to Exhibit 10.30 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.26	Multifamily Note - by and between BSF/BR Augusta, LLC and CWCapital dated September 1, 2010, incorporated by reference to Exhibit 10.31 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.27	Property Management Agreement by and between BSF-St. Andrews, LLC and Hawthorne Residential Partners, Inc. dated as of September 7, 2010, incorporated by reference to Exhibit 10.32 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.28	Limited Liability Company/Joint Venture Agreement of Bell BR Hillsboro Village JV, LLC, dated as of September 30, 2010, incorporated by reference to Exhibit 10.33 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.29	Promissory Note by and between BEMT Hillsboro Village, LLC and Bluerock Special Opportunity + Income Fund II, LLC dated September 30, 2010, incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.30	Pledge and Security Agreement by and between BEMT Hillsboro Village, LLC and Bluerock Special Opportunity + Income Fund II, LLC dated September 30, 2010, incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.31	Multifamily Deed of Trust - by and between Bell BR Hillsboro Village JV, LLC and CBRE Multifamily Capital, Inc. dated September 30, 2010, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.32	Property Management Agreement by and between Bell BR Hillsboro Village JV, LLC and Bell Partners, Inc. dated as of September 27, 2010, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.33	Deed of Trust Note between BR Creekside, LLC and Walker & Dunlop, LLC, incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed on October 20, 2010

10.34	Promissory Note between BEMT Meadowmont, LLC and Bluerock Special Opportunity + Income Fund II, dated as of January 20, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2011

10.35	Pledge and Security Agreement between BEMT Meadowmont LLC and Bluerock Special Opportunity & Income Fund II, dated as of January 20, 2011, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2011

10.36	Promissory Note between BEMT Meadowmont, LLC and Bluerock Special Opportunity + Income Fund II, dated as of January 20, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2011

10.37	Pledge and Security Agreement between BEMT Meadowmont LLC and Bluerock Special Opportunity & Income Fund II, dated as of January 20, 2011, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2011

10.38	Amended and Restated Advisory Agreement between Bluerock Enhanced Multifamily Advisors LP and the Company dated March 30, 2011, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2011

10.39	Letter Agreement between Bluerock Real Estate, LLC and the Company dated March 28, 2011, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2011

10.40	Dealer Manager Agreement between Bluerock Enhanced Multifamily Trust, Inc. and Bluerock Capital Markets dated July 5, 2011, incorporated by reference to Exhibit 1.3 to Post-effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.41	Participating Broker-Dealer Agreement, incorporated by reference to Exhibit 1.4 to Post-effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.42	Secured Promissory Note Modification Agreement dated July 20, 2011 between BEMT Meadowmont, LLC and Bluerock Special Opportunity + Income Fund, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011

10.43	Secured Promissory Note Modification Agreement dated August 31, 2011 between BEMT Augusta, LLC and Bluerock Special Opportunity + Income Fund II, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011

10.44	Secured Promissory Note Modification Agreement dated September 30, 2011 between BEMT Hillsboro Village, LLC and Bluerock Special Opportunity + Income Fund II, LLC, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2011

10.45	Secured Promissory Note Modification Agreement dated December 3, 2011 between BEMT Springhouse, LLC and Bluerock Special Opportunity + Income Fund, LLC

10.46	Secured Promissory Note Modification Agreement dated January 20, 2012 between BEMT Meadowmont, LLC and Bluerock Special Opportunity + Income Fund II, LLC

10.47	Secured Promissory Note Modification Agreement dated February 28, 2012 between BEMT Augusta, LLC and Bluerock Special Opportunity + Income Fund II, LLC

10.48	Secured Promissory Note Modification Agreement dated March 30, 2012 between BEMT Hillsboro, LLC and Bluerock Special Opportunity + Income Fund II, LLC, incorporated by reference to Exhibit 10.50 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.49	Letter Agreement between Bluerock Real Estate, LLC and the Registrant dated March 13, 2012, incorporated by reference to Exhibit 10.51 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.50	Membership Interest Purchase and Sale Agreement by and among Bluerock Special Opportunity + Income Fund, LLC, Bluerock Special Opportunity + Income Fund II, LLC, BEMT Creekside, LLC, BEMT Springhouse, LLC, BEMT Meadowmont, LLC, and Bluerock Enhanced Multifamily Holdings, L.P. dated as of June 22, 2012, incorporated by reference to Exhibit 10.52 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.51	First Amendment to Amended and Restated Limited Liability Company Agreement of BR Creekside Managing Member, LLC, dated as of June 27, 2012, incorporated by reference to Exhibit 10.53 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.52	First Amendment to Limited Liability Company/Joint Venture Agreement of BR Springhouse Managing Member, LLC, dated as of June 27, 2012, incorporated by reference to Exhibit 10.54 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.53	First Amendment to Limited Liability Company Agreement of BR Meadowmont Managing Member, LLC, dated as of June 27, 2012, incorporated by reference to Exhibit 10.55 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.54	Assignment of Membership Interest (BR Creekside Managing Member, LLC), dated as of June 27, 2012, incorporated by reference to Exhibit 10.56 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.55	Assignment of Membership Interest (BR Springhouse Managing Member, LLC), dated as of June 27, 2012, incorporated by reference to Exhibit 10.57 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.56	Assignment of Membership Interest (BR Meadowmont Managing Member, LLC), dated as of June 27, 2012, incorporated by reference to Exhibit 10.58 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.57	Limited Liability Company Agreement of BR Enders Managing Member, LLC, dated as of October 2, 2012, incorporated by reference to Exhibit 10.59 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.58	Limited Liability Company Agreement of Waypoint Bluerock Enders JV, LLC, dated as of October 2, 2012, incorporated by reference to Exhibit 10.60 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.59	Amended and Restated Limited Liability Company Agreement of Waypoint Enders Owner, LLC, dated as of October 2, 2012, incorporated by reference to Exhibit 10.61 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.60	Multifamily Note – CME by and between Waypoint Enders Owner, LLC and Jones Lang LaSalle Operations, L.L.C., dated October 2, 2012, incorporated by reference to Exhibit 10.62 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.61	Multifamily Loan and Security Agreement – CME by and among Waypoint Enders Owner, LLC and Jones Lang LaSalle Operations, L.L.C., dated October 2, 2012, incorporated by reference to Exhibit 10.63 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.62	Backstop Agreement by and among Robert C. Rohdie, Waypoint Enders Investors, LP, Waypoint Enders GP, LLC and BR Enders Managing Member, LLC, dated October 2, 2012, incorporated by reference to Exhibit 10.64 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.63	Property Management Agreement by and among Waypoint Enders Owner, LLC and Bridge Real Estate Group, LLC d/b/a Waypoint Management, dated October 2, 2012, incorporated by reference to Exhibit 10.65 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.64	Asset Management Agreement by and among Waypoint Enders Owner, LLC and Waypoint Residential, LLC dated October 2, 2012, incorporated by reference to Exhibit 10.66 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.65	Line of Credit Agreement by and among Bluerock Enhanced Multifamily Trust, Inc., Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated October 2, 2012, incorporated by reference to Exhibit 10.67 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.66	Line of Credit Promissory Note by and between Bluerock Enhanced Multifamily Trust, Inc., Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated October 2, 2012, incorporated by reference to Exhibit 10.68 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.67	Construction Loan Agreement by and among Fifth Third Bank and 23Hundred, LLC, dated as of October 18, 2012, incorporated by reference to Exhibit 10.69 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.68	First Amendment to Construction Loan Agreement by and among Fifth Third Bank and 23Hundred, LLC, dated as of November 20, 2012, incorporated by reference to Exhibit 10.70 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.69	Promissory Note by 23Hundred, LLC in favor of Fifth Third Bank, dated as of October 18, 2012, incorporated by reference to Exhibit 10.71 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.70	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by 23Hundred, LLC in favor of Jeff King, Trustee, for the use and benefit of Fifth Third Bank, dated as of October 18, 2012, incorporated by reference to Exhibit 10.72 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.71	Operating Agreement of BR Stonehenge 23Hundred JV, LLC, dated as of October 18, 2012, incorporated by reference to Exhibit 10.73 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.72	Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated as of October 18, 2012, incorporated by reference to Exhibit 10.74 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.73	Development Agreement by and between 23Hundred, LLC and Stonehenge Real Estate Group, LLC, dated as of October 18, 2012, incorporated by reference to Exhibit 10.75 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.74	Amended and Restated Note by MDA City Apartments, LLC in favor of Mony Life Insurance Company, dated as of December 17, 2012, incorporated by reference to Exhibit 10.76 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.75	Amended and Restated Mortgage, Security Agreement and Fixture Filing by MDA City Apartments, LLC in favor of Mony Life Insurance Company, dated as of December 17, 2012, incorporated by reference to Exhibit 10.77 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.76	Sixth Loan Modification Agreement by and among MDA City Apartments, LLC, Jonathan Holtzman, Bluerock Special Opportunity + Income Fund, LLC and Mony Life Insurance Company, dated as of December 17, 2012, incorporated by reference to Exhibit 10.78 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.77	Guaranty of Note and Mortgage by MDA City Apartments, LLC, Jonathan Holtzman and Bluerock Special Opportunity + Income Fund, LLC to and for the benefit of Mony Life Insurance Company, dated as of December 17, 2012, incorporated by reference to Exhibit 10.79 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.78	Limited Liability Company Agreement of BR MDA Investors, LLC, dated as of December 17, 2012, incorporated by reference to Exhibit 10.80 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.79	Limited Liability Company Agreement of BR VG MDA JV Member, LLC, dated as of December 17, 2012, incorporated by reference to Exhibit 10.81 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.80	Amended and Restated Operating Agreement of MDA City Apartments, LLC, dated as of December 17, 2012, incorporated by reference to Exhibit 10.82 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.81	Asset Management Agreement by and among MDA City Apartments, LLC and Holtzman Interests #17A, LLC, dated as of December 17, 2012, incorporated by reference to Exhibit 10.83 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.82	Management Agreement by and among MDA City Apartments, LLC and Village Green Management Company, LLC, dated as of December 14, 2012, incorporated by reference to Exhibit 10.84 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.83	Membership Interest Purchase Agreement by and among BEMT Berry Hill, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated December 17, 2012, incorporated by reference to Exhibit 10.85 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.84	First Amendment to Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated December 17, 2012, incorporated by reference to Exhibit 10.86 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.85	Assignment of Membership Interest (BR Berry Hill Managing Member, LLC), dated as of December 17, 2012, incorporated by reference to Exhibit 10.87 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.86	Amended and Restated Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated December 26, 2012, incorporated by reference to Exhibit 10.88 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

21.1	List of Subsidiaries incorporated by reference to Exhibit 21.1 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows

