Form 10-Q
period 2013-03-31
Bluerock Multifamily Growth REIT, Inc.
filed 2013-05-10
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 000-54946

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland (State or other Jurisdiction of Incorporation or Organization)	26-3136483 (I.R.S. Employer Identification No.)

712 Fifth Avenue, 9th Floor, New York, NY (Address or Principal Executive Offices)	10019 (Zip Code)

(212) 843-1601 (Registrant’s Telephone Number, Including Area Code)

None (Former name, former address or former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 6, 2013 the Registrant had 2,358,347 shares of Common Stock outstanding.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

FORM 10-Q

March 31, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Real Estate
Land	$27,670,000	$27,670,000
Building and improvements	120,522,590	117,634,275
Furniture, fixtures and equipment	2,482,362	2,436,135
Total Gross Operating Real Estate Investments	150,674,952	147,740,410
Accumulated depreciation	(2,213,888)	(1,150,477)
Total Net Real Estate Investments	148,461,064	146,589,933
Cash and cash equivalents	2,283,465	2,789,163
Restricted cash	2,270,591	2,290,387
Due from affiliates	2,123	5,024
Accounts receivable, prepaids and other assets	494,345	547,600
Investments in unconsolidated real estate joint ventures (Note 4)	2,307,274	2,398,902
In-place leases, net	395,169	1,195,490
Deferred financing costs, net	799,468	814,932
Total Assets	$157,013,499	$156,631,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage payable	$95,858,451	$96,099,690
Line of credit (Note 5)	13,127,803	11,935,830
Accounts payable	1,719,155	747,339
Other accrued liabilities	1,956,837	2,412,376
Due to affiliates	1,641,721	1,822,567
Distributions payable	137,780	129,656
Total Liabilities	114,441,747	113,147,458

Commitments and contingencies (Note 9)
Redeemable common stock	425,807	372,581

Stockholders’ Equity
Preferred stock, $0.01 par value, 250,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 749,999,000 shares authorized; 2,329,818 and 2,219,432 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	23,298	22,194
Nonvoting convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding	10	10
Additional paid-in-capital, net of costs	16,699,205	16,157,954
Cumulative distributions and net losses	(6,761,620)	(5,142,197)
Total Stockholders’ Equity	9,960,893	11,037,961
Noncontrolling interest	32,185,052	32,073,431
Total Equity	42,145,945	43,111,392
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$157,013,499	$156,631,431

See Notes to Consolidated Financial Statements

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues
Net rental income	$3,380,267	$-
Other	154,343	-
Total revenues	3,534,610	-
Expenses
Property operating expenses	872,953	-
Management fees	128,512	-
Depreciation and amortization	1,879,551	-
General and administrative expenses	514,694	338,380
Asset management and oversight fees to affiliates	134,139	82,465
Real estate taxes and insurance	442,374	-
Acquisition fees	77,556	-
Total expenses	4,049,779	420,845
Other operating activities
Equity in earnings of unconsolidated joint ventures (Note 4)	33,250	36,633
Operating loss	(481,919)	(384,212)
Other expense
Interest expense, net	(1,269,084)	(65,855)
Total other expense	(1,269,084)	(65,855)

Net loss	(1,751,003)	(450,067)

Net loss attributable to noncontrolling interest	(524,871)	-

Net loss attributable to common shareholders	$(1,226,132)	$(450,067)

Basic net loss per common share	$(0.54)	$(0.37)

Weighted average basic common shares outstanding	2,264,243	1,207,248

See Notes to Consolidated Financial Statements

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Nonvoting Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Cumulative Distributions	Net Loss to Common Stockholders	Noncontrolling Interests	Total Equity
Balance, January 1, 2012	1,000	$10	1,113,968	$11,140	$7,475,175	$(810,088)	$(7,061,122)	$-	$(384,885)
Issuance of restricted stock, net	-	-	7,500	75	81,175	-	-	-	81,250
Issuance of common stock, net	-	-	1,127,089	11,251	9,056,044	-	-	-	9,067,295
Redemptions of common stock	-	-	(29,125)	(272)	272	-	-	-	-
Transfers to redeemable common stock	-	-	-	-	(454,712)	-	-	-	(454,712)
Distributions declared	-	-	-	-	-	(1,191,828)	-	-	(1,191,828)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(398,116)	(398,116)
Noncontrolling interest upon acquisition	-	-	-	-	-	-	-	29,027,080	29,027,080
Net income	-	-	-	-	-	-	3,920,841	3,444,467	7,365,308
Balance at December 31, 2012	1,000	10	2,219,432	22,194	16,157,954	(2,001,916)	(3,140,281)	32,073,431	43,111,392
Issuance of restricted stock, net	-	-	1,500	15	18,735	-	-	-	18,750
Issuance of common stock, net	-	-	111,386	1,114	675,717	-	-	-	676,831
Redemptions of common stock	-	-	(2,500)	(25)	25	-	-	-	-
Transfers to redeemable common stock	-	-	-	-	(153,226)	-	-	-	(153,226)
Distributions declared	-	-	-	-	-	(393,291)	-	-	(393,291)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(179,848)	(179,848)
Noncontrolling interests upon acquisition or addition	-	-	-	-	-	-	-	816,340	816,340
Net loss	-	-	-	-	-	-	(1,226,132)	(524,871)	(1,751,003)
Balance at March 31, 2013 (Unaudited)	1,000	$10	2,329,818	$23,298	$16,699,205	$(2,395,207)	$(4,366,413)	$32,185,052	$42,145,945

See Notes to Consolidated Financial Statements

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(1,751,003)	$(450,067)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,879,551	-
Amortization of fair value adjustment	(365,181)	-
Equity income of unconsolidated joint ventures	(33,250)	(36,633)
Distributions from unconsolidated real estate joint ventures	124,879	277,030
Share-based compensation attributable to director’s stock compensation plan	18,750	15,000
Changes in operating assets and liabilities:
Due to affiliates	(164,218)	144,220
Accounts receivable, prepaids and other assets	58,052	13,525
Accounts payable and other accrued liabilities	322,306	(238,309)
Net cash provided by (used in) operating activities	89,886	(275,234)

Cash flows from investing activities:
Restricted cash	19,796	-
Additions to consolidated real estate investments	(2,950,361)	-
Investment in unconsolidated real estate joint ventures	-	(5,860)
Net cash used in investing activities	(2,930,565)	(5,860)

Cash flows from financing activities:
Distributions on common stock	(236,739)	(119,815)
Distributions to noncontrolling interests	(179,848)	-
Noncontrolling equity interest additions to consolidated real estate investments	816,340	-
Repayment on notes payable	-	(1,903,094)
Borrowings on mortgages payable	123,941	-
Borrowings from line of credit	1,191,973	-
Deferred financing fees	15,464	-
Issuance of common stock, net	626,975	2,329,535
Payments to redeem common stock	(23,125)	(212,767)
Net cash provided by financing activities	2,334,981	93,859

Net decrease in cash and cash equivalents	(505,698)	(187,235)
Cash and cash equivalents at beginning of period	2,789,163	420,570
Cash and cash equivalents at end of period	$2,283,465	$233,335

Supplemental Disclosure of Cash Flow Information – Cash Interest Paid	$241,407	$66,069

Supplemental Disclosure of Noncash Transactions:
Distributions payable	$137,780	$78,688
Redemptions payable	$100,000	$4,255
Accrued offering costs	$663,188	$299,655
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan including $54,353 and $29,931 declared but not yet reinvested at March 31, 2013 and 2012, respectively	$153,226	$82,944
Receivable for common stock issuances pursuant to the distribution reinvestment plan	$(54,353)	$(29,931)

See Notes to Consolidated Financial Statements

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

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

On August 22, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of its common stock in a primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers and up to $285,000,000 in shares pursuant to its distribution reinvestment plan at $9.50 per share (the “Initial Public Offering”). The SEC declared the Company’s registration statement effective on October 15, 2009. As of May 20, 2010, the Company had received gross offering proceeds sufficient to satisfy the minimum offering amount for the Initial Public Offering. Accordingly, the Company broke escrow with respect to subscriptions received from all states in which the shares are currently being offered. As of March 31, 2013, the Company had accepted aggregate gross offering proceeds of $22,083,756. Also as of March 31, 2013, the Company had redeemed a total of 38,350 shares sold in the Initial Public Offering for $358,232.

The Company’s ongoing operating expenses exceed the cash flow received from its investments in real estate joint ventures. If the rate at which the Company raises offering proceeds does not continue to improve significantly, its general and administrative costs will remain higher relative to the size of the Company’s portfolio, its portfolio may not be as diversified as it would be otherwise and the Company may need to seek additional sources of funding to address short and long term liquidity requirements. To the extent cash on hand is not sufficient to meet the Company’s short-term liquidity requirements, it expects to utilize credit facilities obtained from affiliates or unaffiliated third parties. The Company’s Sponsor has also agreed to defer payment by the Company as needed of asset management fees, acquisition fees and organizational and offering costs incurred by the Company and has also agreed to defer current year reimbursable operating expenses as well as to fund any cash shortfall, as necessary, through March 14, 2014.

On September 20, 2012, the Company filed a registration statement on Form S-11 with the SEC, to register $500.0 million in shares of its common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment program) at a price of $10.00 per share (subject to certain volume discounts described in the prospectus), and $50.0 million in shares of its common stock to be sold pursuant to the Company’s distribution reinvestment plan at $9.50 per share, pursuant to a follow-on offering to the Initial Public Offering (the “Follow-On Offering”). As permitted by Rule 415 under the Securities Act, we continued the Initial Public Offering until April 12, 2013, the date the SEC declared the registration statement for the Follow-On Offering effective, which terminated the Company’s Initial Public Offering. To the extent the Company cannot sell shares of common stock to raise capital by means of the Follow-On Offering, the Company would need to seek alternative financing arrangements to continue our operations and investment activities. The Company can make no assurances that it will be able to secure alternative financing arrangements if that becomes necessary.

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

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The balance sheet at December 31, 2012, has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements. For further information refer to the financial statements and notes thereto included in our audited consolidated financial statements for the year ended December 31, 2012 contained in the Annual Report on Form 10-K as filed with the SEC.

Summary of Significant Accounting Policies

There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2012.

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

Selling Commissions and Dealer Manager Fees

The Company pays the dealer manager up to 7% and 2.6% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid with respect to certain volume discount sales. No sales commission or dealer manager fee is paid with respect to shares issued through the distribution reinvestment plan. The dealer manager may re-allow all or a portion of sales commissions earned to participating broker-dealers. The dealer manager may re-allow, in its sole discretion, to any participating broker-dealer a portion of its dealer manager fee as a marketing fee. As of March 31, 2013 and December 31, 2012, the Company has incurred $2,091,258 and $1,994,749, respectively, of selling commissions and dealer manager fees.

Note 3 – Investments in Real Estate

As of March 31, 2013, the Company has invested in six operating real estate properties and one development property through joint venture partnerships. The following table provides summary information regarding the Company’s in-service investments ($ in thousands), which are either consolidated or presented on the equity method of accounting.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

					Joint Venture Equity Investment Information
Multifamily Community Name/Location	Approx. Rentable Square Footage	Number of Units	Date Acquired	Property Acquisition Cost(1)	Gross Amount of Our Investment	Our Ownership Interest in Property Owner	Approx. Annualized Base Rent(2)	Average Annual Effective Rent Per Unit(3)	Approx. % Leased
Springhouse at Newport News/Newport News, Virginia	310,826	432	12/3/2009	$29,250	$2,670	38.25%	$4,374	$10	94%
The Reserve at Creekside Village/Chattanooga, Tennessee	211,632	192	3/31/2010	$14,250	$717	24.70%	$2,311	$11	86%
The Estates at Perimeter/ Augusta, Georgia	266,148	240	9/1/2010	$24,950	$1,931	25.00%	$2,992	$12	93%
Gardens at Hillsboro Village/Nashville, Tennessee	187,430	201	9/30/2010	$32,394	$1,298	12.50%	$3,754	$18	97%
Enders Place at Baldwin Park/Orlando, Florida	234,600	198	10/02/2012	$25,100	$4,599	48.40%	$3,475	$18	92%
MDA Apartments/Chicago, Illinois(4)	160,290	190	12/17/2012	$54,900	$6,098	35.31%	$4,864	$27	92%
Total/Average	1,370,926	1,453		$180,844	$17,313		$21,770	$16	92%

(1)	Property Acquisition Cost excludes acquisition fees and closing costs.
(2)	Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases as of March 31, 2013 and does not take into account any rent concessions or prospective rent increases.
(3)	Annual effective rent per unit includes the effect of tenant concessions over the term of the lease.
(4)	The approximate rentable square footage for the MDA Apartments includes 8,200 square feet of retail space.

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

As of March 31, 2013, the major components of our consolidated real estate properties, Springhouse at Newport News, The Reserve at Creekside Village, Enders Place at Baldwin Park, 23Hundred @ Berry Hill and MDA Apartments were as follows:

Property	Land	Building and Improvements	Furniture, Fixtures and Equipment	Totals
Springhouse	$6,500,000	$27,571,073	$1,046,897	$35,117,970
Creekside	1,920,000	17,952,465	456,396	20,328,861
Enders	4,750,000	19,206,761	523,710	24,480,471
Berry Hill	5,000,000	4,891,600	-	9,891,600
MDA	9,500,000	50,900,691	455,359	60,856,050
	$27,670,000	$120,522,590	$2,482,362	$150,674,952
Less: Accumulated Depreciation	-	(1,928,486)	(285,402)	(2,213,888)
Totals	$27,670,000	$118,594,104	$2,196,960	$148,461,064

Depreciation expense was $1,063,767 for the three months ended March 31, 2013. There was no depreciation expense for the three months ended March 31, 2012, as all of our investments were reported under the equity method of accounting at that time and, thus, presented in a single, net line item amount.

Costs of intangibles related to our consolidated investments in real estate consist of the value of in-place leases and deferred financing costs. In-place leases are amortized over the remaining term of the in-place leases, approximately a six-month term, and deferred financing costs are amortized over the life of the related loan. Amortization expense related to our in-place leases and deferred financing costs were $815,784 for the three months ended March 31, 2013. There was no amortization expense during the three months ended March 31, 2012, as all of our investments were reported under the equity method of accounting and, thus, presented in a single, net line item amount.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Leases

The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the consolidated real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as a security deposit vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $265,215 and $234,370 as of March 31, 2013 and December 31, 2012, respectively, for the Company’s consolidated real estate properties. No individual tenant represents over 10% of the Company’s annualized base rent for the consolidated real estate properties.

Note 4 – Equity Method Investments

The Company accounted for the acquisitions of our unconsolidated interests in properties through managing member LLCs in accordance with the provisions of the Consolidation Topic 810 of the FASB ASC. Following is a summary of the Company’s ownership interest by property as of March 31, 2013 and December 31, 2012, for investments we report under the equity method of accounting.

Property	Joint Venture Interest	Managing Member LLC Interest	Indirect Equity Interest in Property
Augusta	50.00%	50.00%	25.00%
Hillsboro	37.57%	33.27%	12.50%

The carrying amount of the Company’s investments in unconsolidated joint ventures was $2,307,274 and $2,398,902 as of March 31, 2013 and December 31, 2012, respectively. Summary unaudited financial information for Augusta and Hillsboro Balance Sheets as of March 31, 2013 and December 31, 2012 and Operating Statements for the three months ended March 31, 2013 and 2012, is as follows:

	March 31, 2013	December 31, 2012
Balance Sheet:
Real estate, net of depreciation	$53,326,770	$53,693,437
Other assets	1,127,337	1,397,388
Total assets	$54,454,107	$55,090,825

Mortgage payable	$40,839,773	$41,016,809
Other liabilities	618,630	816,716
Total liabilities	$41,458,403	$41,833,525
Stockholders’ equity	12,995,704	13,257,300
Total liabilities and stockholders’ equity	$54,454,107	$55,090,825

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2013	2012
Operating Statement:
Rental revenues	$1,606,401	$1,564,477
Operating expenses	(553,108)	(507,366)
Income before debt service, acquisition costs, and depreciation and amortization	1,053,293	1,057,111
Mortgage interest expense	(418,237)	(425,483)
Depreciation and amortization	(417,740)	(398,724)
Net income	217,316	232,904
Net income attributable to JV partners	(183,228)	(198,299)
	34,088	34,605
Amortization of deferred financing costs paid on behalf of joint ventures	(838)	(838)
Equity in earnings of unconsolidated joint ventures	$33,250	$33,767

Note 5 – Line of Credit

On March 4, 2013, the working capital line of credit provided by Bluerock Special Opportunity + Income Fund II, LLC (“SOIF II”) and Bluerock Special Opportunity + Income Fund III, LLC (“SOIF III”) (the “BMG LOC”) was amended by increasing the commitment amount thereunder to $13.5 million and extending the initial term by six months to October 2, 2013. All other terms remain unchanged. At March 31, 2013 and December 31, 2012, the outstanding balance on the working capital line of credit was $13,127,803 and $11,935,830, respectively, and $372,197 and $564,170 was available for borrowing, respectively.

Note 6 – Fair Value of Financial Instruments

As of March 31, 2013 and December 31, 2012, the Company believes the carrying values of cash and cash equivalents and receivables and payables from affiliates, accounts payable, accrued liabilities, distribution payable and notes payable approximate their fair values based on their highly-liquid nature and/or short-term maturities, including prepayment options. As of March 31, 2013, the carrying value and approximate fair value of the mortgage payables, as presented on the balance sheet, were $95.9 million and $97.4 million, respectively. The fair value of mortgage payables is estimated based on the Company’s current interest rates (Level 3 inputs) for similar types of borrowing arrangements. The only nonrecurring fair value measurements during the three months ended March 31, 2013 and the year ended December 31, 2012 were in connection with the consolidation of previously unconsolidated properties, as discussed in Note 3, “Business Combinations and Sale of Joint Venture Equity Interests” in the Company’s Annual Report on Form 10-K as filed with the SEC.

Note 7 – Related Party Transactions

In connection with the Company’s investments, it entered into the BMG LOC with SOIF II and SOIF III, the terms of which are described above in Note 5 – Line of Credit.

As of March 31, 2013, $2,965,111 of organizational and offering costs have been incurred on the Company’s behalf. The Company is liable to reimburse these costs only to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Initial Public Offering. When recorded by the Company, organizational costs are expensed and third-party offering costs are charged to stockholders’ equity. Organizational and offering costs will be reimbursed from the gross proceeds of the Offering. Through March 31, 2013, $3,732,540 of offering costs have been charged to stockholders’ equity and, in 2010, $49,931 of organizational costs were expensed.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Advisor performs its duties and responsibilities as the Company’s fiduciary under an advisory agreement. The advisory agreement has a one-year term expiring October 14, 2013, and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Company and its Advisor. The Advisor conducts the Company’s operations and manages its portfolio of real estate investments under the terms of the advisory agreement. Certain of the Company’s affiliates will receive fees and compensation in connection with the Offering, and the acquisition, management and sale of its real estate investments.

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

Pursuant to the advisory agreement, the Advisor receives an acquisition fee for its services in connection with the investigation, selection, sourcing, due diligence and acquisition of a property or investment. On September 26, 2012, the Company amended its advisory agreement to increase the acquisition fee from 1.75% to 2.50% of the purchase price. The purchase price of a property or investment will equal the amount paid or allocated to the purchase, development, construction or improvement of a property, inclusive of expenses related thereto, and the amount of debt associated with such real property or investment. The purchase price allocable for joint venture investments will equal the product of (1) the purchase price of the underlying property and (2) the Company’s ownership percentage in the joint venture. Acquisition and disposition fees of $77,556 were incurred during the three months ended March 31, 2013. There were no acquisition or disposition costs incurred during the three months ended March 31, 2012.

The Advisor also receives a financing fee equal to 1% of the amount, under any loan or line of credit, made available to the Company. The Advisor may re-allow some or all of this fee to reimburse third parties with whom it may subcontract to procure such financing for the Company. In addition, to the extent the Advisor provides a substantial amount of services in connection with the disposition of one or more of our properties or investments (except for securities that are traded on a national securities exchange), the Advisor will receive fees equal to the lesser of (A) 1.5% of the sales price of each property or other investment sold or (B) 50% of the selling commission that would have been paid to a third-party broker in connection with such a disposition. In no event may disposition fees paid to the Advisor or its affiliates and unaffiliated third parties exceed in the aggregate 6% of the contract sales price. In addition to the fees payable to the Advisor, the Company reimburses the Advisor for all reasonable expenses incurred in connection with services provided to the Company, subject to the limitation that it will not reimburse any amount that would cause the Company’s total operating expenses at the end of the four preceding fiscal quarters to exceed the greater of 2% of our average invested assets or 25% of its net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period. Notwithstanding the above, the Company may reimburse amounts in excess of the limitation if a majority of its independent directors determines such excess amount was justified based on unusual and non-recurring factors. If such excess expenses are not approved by a majority of the Company’s independent directors, the Advisor must reimburse us at the end of the four fiscal quarters the amount by which the aggregate expenses during the period paid or incurred by us exceeded the limitations provided above. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition, asset management or disposition fees. Due to the limitation discussed above and because operating expenses incurred directly by the Company exceeded the 2% threshold, the Board of Directors, including all of its independent directors, reviewed the total operating expenses for the four fiscal quarters ended December 31, 2012 and the Company’s total operating expenses for the four fiscal quarters ended March 31, 2013 and unanimously determined the excess amounts to be justified because of the costs of operating a public company in its early stage of operation and the Company’s initial difficulties with raising capital, which are expected to be non-recurring. As the Board of Directors has previously approved such expenses, all operating expenses for the year ended 2012 and the three months ended March 31, 2013 have been expensed as incurred.

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

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Some of the material conflicts that the Advisor or its affiliates face are: 1) the determination of whether an investment opportunity should be recommended to us or another Bluerock-sponsored program or Bluerock-advised investor; 2) the allocation of the time of key executive officers, directors, and other real estate professionals among the Company, other Bluerock-sponsored programs and Bluerock-advised investors, and the activities in which they are involved; 3) the fees received by the Advisor and its affiliates in connection with transactions involving the purchase, management and sale of investments regardless of the quality of the asset acquired or the service provided us; and 4) the fees received by the Advisor and its affiliates in connection with the Initial Public Offering and to be received in the Follow-On Offering.

Pursuant to the terms of the advisory agreement, summarized below are the related party amounts payable to our Advisor, as well as other affiliates, as of March 31, 2013 and December 31, 2012.

	March 31, 2013	December 31, 2012
Asset management and oversight fees	$558,708	$426,938
Acquisition fees	318,792	322,440
Financing fees	5,891	5,891
Reimbursable operating expenses	503,239	431,850
Reimbursable offering costs	183,197	197,300
Reimbursable organizational costs	49,931	49,931
Other	21,963	388,217
Total related-party amounts payable	$1,641,721	$1,822,567

In addition to the amounts shown above, the Company’s Advisor has incurred on the Company’s behalf $2,407,524 of offering costs.

As of March 31, 2013 and December 31, 2012, we had $2,123 and $5,024, respectively, in receivables due to us from related parties other than our Advisor.

Note 8 – Stockholders’ Equity

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common shareholders, less dividends on restricted stock expected to vest plus gains on redemptions on common stock, by the weighted average number of common shares outstanding for the period. Diluted net loss per common share is computed by dividing net loss attributable to common shareholders by the sum of the weighted average number of common shares outstanding and any potential dilutive shares for the period. Under the two-class method of computing earnings per share, net loss attributable to common shareholders is computed by adjusting net loss for the non-forfeitable dividends paid on non-vested restricted stock.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the components of basic and diluted net loss per common share:

	Three Months Ended March 31,
	2013	2012

Net loss attributable to common shareholders	$(1,226,132)	$(450,067)
Dividends on restricted stock expected to vest	(2,799)	(2,831)
Gain on redemption of common stock(2)	1,875	3,768
Basic net loss attributable to common shareholders	$(1,227,056)	$(449,130)
Weighted average common shares outstanding	2,264,243	1,207,248

Potential dilutive shares (1)	-	-
Weighted average common shares outstanding and potential dilutive shares	2,264,243	1,207,248

Basic loss per common share	$(0.54)	$(0.37)
Diluted loss per common share	$(0.54)	$(0.37)

(1) Excludes 16,217 and 16,220 shares related to non-vested restricted stock for the three months ended March 31, 2013 and 2012, respectfully, as the effect would be anti-dilutive. Also excludes any dilution related to the 1,000 shares of convertible stock as currently there would be no conversion into common shares.

(2) Represents the difference between the fair value and carrying amount of the common stock upon redemption.

Common Stock

Pursuant to its Initial Public Offering, the Company is offering and selling to the public up to $1 billion in shares of its common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment plan) for $10.00 per share, with discounts available for certain categories of purchasers, and up to $28.5 million in shares of common stock to be issued pursuant to our distribution reinvestment plan at $9.50 per share. On September 20, 2012, the Company filed a registration statement on Form S-11 with the SEC, to register $500.0 million in shares of its common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment plan) at a price of $10.00 per share (subject to certain volume discounts described in the prospectus), and $50.0 million in shares of its common stock to be sold pursuant to the Company’s distribution reinvestment plan at $9.50 per share, pursuant to the Follow-On Offering. As permitted by Rule 415 under the Securities Act, we continued the Initial Public Offering until April 12, 2013, the date the SEC declared the registration statement for the Follow-On Offering effective, which terminated our Initial Public Offering.

Share Repurchase Plan and Redeemable Common Stock

During the three months ended March 31, 2013, the Company redeemed $23,125 of common stock as a result of redemption requests. Proceeds from our distribution reinvestment plan for the year ended December 31, 2012 were $454,711, which under our share redemption plan establishes the maximum amount of redemption requests we may satisfy during the year ended December 31, 2013, subject to exceptional circumstances as determined by our Board of Directors. In September 2012, $59,005 of shares were repurchased based on extraordinary circumstances, leaving $395,706 available to fulfill redemption requests in 2013. As of March 31, 2013, we received a total of one redemption request during the three month period ended March 31, 2013 for 10,000 shares, not including the partially deferred redemption request from the year ended December 31, 2012 in the amount of $23,125. We honored the deferred redemption requests from 2012 in full. Of the remaining redemption request, we deferred the full 10,000 shares. The average redemption price for the fulfilled redemptions during the three months ended March 31, 2013 was $9.25 per share. Funds for the payment of redemption requests were derived from the proceeds of our distribution reinvestment plan. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during the year ended December 31, 2012, totaling $454,711, less the $59,005 redeemed in September 2012, additional redemption requests from 2012 and in 2013 may be redeemed up to $395,706 in 2013. As the Company has received additional redemption requests totaling $100,000 that it will have capacity to fill in 2013 based on net proceeds from the sale of the shares under the dividend reinvestment plan for the year ended December 31, 2012, it has reclassified this amount from redeemable common stock to other accrued liabilities as of March 31, 2013.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

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

A summary of the status of the Company’s non-vested shares as of March 31, 2013, and changes during the three months ended March 31, 2013, is as follows:

Non Vested shares	Shares	Weighted average grant-date fair value
Balance at January 1, 2013	16,500	$165,000
Granted	-	-
Vested	(1,500)	(15,000)
Forfeited	-	-
Balance at March 31, 2013	15,000	$150,000

At March 31, 2013, there was $113,750 of total unrecognized compensation cost related to unvested stock options granted under the Plan. The original cost is expected to be recognized over a period of four years. The total fair value of shares vested during the three months ended March 31, 2013 was $15,000.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Distributions

Distributions, including distributions paid by issuing shares under the distribution reinvestment plan, for the three months ended March 31, 2013 were as follows:

	Distributions
2013	Declared	Paid
First Quarter	$393,291	$385,167

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

Entry into Membership Interest Purchase Agreement for Estates at Perimeter

On April 3, 2013, BR Augusta JV Member, LLC, or Augusta Member JV Entity, entered into a Membership Interest Purchase Agreement, or MIPA, with Trade Street Operating Partnership, LP, or Trade Street OP, an unaffiliated third party, for the sale of its entire joint venture interest in The Estates at Perimeter, formerly known as St. Andrews Apartments, located in Augusta, Georgia, or the Augusta property. The sale price for its joint venture interest is $13,725,000, subject to deduction for its portion of the outstanding indebtedness on the Augusta property in the amount of approximately $8,950,000 and subject to certain prorations and adjustments typical in a real estate transaction. The closing on the sale of Augusta Member JV Entity’s joint venture interest in the Augusta property is expected to occur on or before May 31, 2013. There is no assurance such sale will occur as the sale of Augusta Member JV Entity’s joint venture interest is subject to various contingencies as set forth in the MIPA. The MIPA also provides for certain representations, warranties and covenants by Augusta Member JV Entity, the breach of which could require Augusta Member JV Entity to indemnify Trade Street OP.

Status of the Initial Public Offering

For the period April 1, 2013 through April 12, 2013, the date our Initial Public Offering terminated, the Company sold approximately 20,736 shares of common stock for gross proceeds of $150,150 including issuances through its distribution reinvestment plan.

Status of the Follow-On Offering

On September 20, 2012, the Company filed a registration statement on Form S-11 with the SEC, to register $500.0 million in shares of its common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment plan) at a price of $10.00 per share (subject to certain volume discounts described in the prospectus), and $50.0 million in shares of its common stock to be sold pursuant to the Company’s distribution reinvestment plan at $9.50 per share, pursuant to the Follow-On Offering. The SEC declared the registration statement for the Follow-On Offering effective on April 12, 2013, which terminated our Initial Public Offering. For the period April 12, 2013 through May 6, 2013, the Company had not sold any shares of common stock.

Distributions Paid

Distributions Declared Daily For Each Day in Month Listed	Date Paid	Total Distribution	Cash Distribution	Dollar amount of Shares Issued pursuant to the Distribution Reinvestment plan
March 2013	April 1, 2013	$137,812	$83,459	$54,353
April 2013	May 1, 2013	$134,955	$82,602	$52,353

Distributions Declared

On May 7, 2013, our Board of Directors declared distributions based on daily record dates for the period from July 1, 2013 through September 30, 2013. Distributions payable to each stockholder of record were or will be paid in cash or shares of our common stock, as elected by each shareholder, on or before the 15th day of the following month.

Distributions are calculated based on stockholders of record per day during the period; for cash distributions, at a rate of $0.00191781 per share per day, which would equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share; and for stock distributions, at a rate of $0.00219178 per share per day in shares of the Company’s common stock (based on a value of $10.00 per share of common stock), which would equal a daily amount that, if paid each day for a 365-day period, would equal an 8.0% annualized rate based on a purchase price of $10.00 per share.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

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

Forward-Looking Statements

Certain statements included in this quarterly report on Form 10-Q are forward-looking statements. Those statements include statements regarding the intent, belief or current expectations of Bluerock Multifamily Growth REIT, Inc., and members of our management team, as well as the assumptions on which such statements are based, and generally are identified by the use of words such as “may,” “will,” “seeks,” “anticipates,” “believes,” “estimates,” “expects,” “plans,” “intends,” “should” or similar expressions. Actual results may differ materially from those contemplated by such forward-looking statements. Further, forward-looking statements speak only as of the date they are made, and we undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results over time, unless required by law.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have a limited operating history, which makes our future performance difficult to predict.

•	We will rely on our Advisor, an affiliate of our officers and non-independent directors, to manage our business and select and manage investments. The success of our business will depend on the success of our Advisor in performing these duties.

•	Our officers and non-independent directors have substantial conflicts of interest because they also are officers and owners of our Advisor and its affiliates, including our sponsor and our dealer manager.

•	During the early stages of our operations, we have funded and expect to continue to fund distributions from the un-invested proceeds of our public offering and the sale of assets to the extent distributions exceed our earnings or cash flows from operations.

•	For the year ended December 31, 2012, and the three months ended March 31, 2013, none of our distributions paid during those periods were covered by our cash flow from operations or our funds from operations for those same periods.

•	To the extent we sell substantially less than the maximum number of shares in a follow-on offering to the Initial Public Offering (the “Follow-On Offering”), we may not have sufficient funds, after the payment of offering and related expenses, to acquire a diverse portfolio of properties.

•	We may fail to qualify as a REIT for federal income tax purposes. We would then be subject to corporate level taxation and we would not be required to pay any distributions to our stockholders.

•	Our current corporate operating expenses exceed the cash flow received from our investments in real estate joint ventures. If the rate at which we raise offering proceeds does not improve significantly, our general and administrative costs will remain higher relative to the size of our portfolio.

All forward-looking statements should be read in light of the factors identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-184006) filed with the SEC, as the same may be amended and supplemented from time to time.

Overview

We were incorporated as a Maryland corporation on July 25, 2008, and have elected to be taxed, and currently qualify, as a REIT for federal income tax purposes.

During the three months ended March 31, 2013, we raised $971,862 in gross proceeds under our Initial Public Offering. Our Total Equity decreased $1,077,068 from $11,037,961 as of December 31, 2012 to $9,960,893 as of March 31, 2013.  The decrease in our Total Equity is primarily attributable to our net loss of $1,226,132 for the period. As of April 12, 2013, the date we terminated our Initial Public Offering, we had accepted aggregate gross offering proceeds of $22,233,906.  Our Follow-On Offering for an aggregate primary offering of $500 million (exclusive of shares to be sold pursuant to our distribution reinvestment plan) was declared effective by the SEC on April 12, 2013. As of May 6, 2013, we had not sold any shares under our Follow-On Offering. We will experience a relative increase in liquidity as we accept additional subscriptions for shares and a relative decrease in liquidity as we spend net offering proceeds in connection with the acquisition, development and operation of our assets.

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

Results of Operations

Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the apartment housing industry and real estate generally, which may be reasonably anticipated to have a material impact on the revenues or incomes to be derived from the operation of our assets. Our results of operations for the three months ended March 31, 2013 are not indicative of those expected in future periods as we are still in our organizational and development stage.

Note 3, “Business Combinations and Sale of Joint Venture Equity Interests,” to our Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K, filed with the SEC on March 13, 2013, provides a discussion of the various purchases and sales of joint venture equity interests following the first quarter of 2012. These transactions have resulted in material changes to the presentation of our financial statements.

The following is a summary of our operating investments as of the three months ended March 31, 2013:

Multifamily Community	Date Acquired	Number of Units	Our Ownership Interest in Property Owner	Occupancy %	NOI (in thousands)	Debt Service Coverage Ratio

Springhouse at Newport News	12/03/2009	432	38.25%	94%	$613	1.71

The Reserve at Creekside Village	03/31/2010	192	24.70%	86%	$290	1.70

The Estates at Perimeter	09/01/2010	240	25.00%	93%	$468	2.43

Gardens at Hillsboro Village	09/30/2010	201	12.50%	97%	$630	2.59

Enders Place at Baldwin Park	10/02/2012	198	48.40%	92%	$561	2.53

MDA City Apartments	12/17/2012	190	35.31%	92%	$775	1.53

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues, property operating expenses, management fees, depreciation and amortization, real estate taxes and insurance increased due to the various equity interest investments entered into following the first quarter for the year ended December 31, 2012, including additional equity interest in the Springhouse and Creekside properties, the acquisition of the Enders property and, to a lesser extent, the acquisition of the MDA property, which was acquired on December 17, 2012. The structure of these business combinations allowed the Company to report consolidated financial information, not allowable in previous reporting periods. All items increased from zero during the three months ended March 31, 2012 to the following during the three months ended March 31, 2013; revenues of $3,534,610, property operating expenses of $872,953, management fees of $128,512, depreciation and amortization of $1,879,551, and real estate taxes and insurance of $442,374.

General and administrative expenses increased $176,314 from $338,380 for the three months ended March 31, 2012 to $514,694 for the three months ended March 31, 2013. This increase is primarily due to the addition of three more properties to our portfolio during the last half of 2012.

Interest expense increased $1,203,229 from $65,855 for the three months ended March 31, 2012 to $1,269,084 for the three months ended March 31, 2013.  The increase in interest expense is primarily the result of the amortization of the fair value debt adjustment resulting from the consolidation of the Springhouse and Creekside properties late in the second quarter of 2012, having a significant impact on the current period expense on a comparative basis, and the interest expense associated with the affiliate working capital line of credit, entered into during the fourth quarter of 2012.

Organization and Offering Costs

Our organization and offering costs (other than selling commissions and dealer manager fees) may be paid by our Advisor, our dealer manager or their affiliates on our behalf. Other offering costs include all expenses to be incurred by us in connection with our Initial Public Offering and our Follow-On Offering. Organization costs include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our Advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf; however, our Advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by us exceed 15% of gross proceeds from our Initial Public Offering and our Follow-On Offering, as applicable. Through March 31, 2013, including shares issued through our distribution reinvestment plan, we had sold 2,368,168 shares in the Initial Public Offering for gross offering proceeds of $22,083,756 and recorded organization costs of $49,931, other offering costs of $3,732,540 and selling commissions and dealer manager fees of $2,091,258. In addition, our Advisor has incurred on our behalf $2,407,524 of offering costs.

Operating Expenses

Under our advisory agreement, our Advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our Advisor’s overhead, such as rent, employee costs, utilities and information technology costs. We do not, however, reimburse our Advisor for personnel costs in connection with services for which our Advisor receives acquisition, asset management or disposition fees or for personnel costs related to the salaries of our executive officers. Our charter limits our total operating expenses at the end of the four preceding fiscal quarters to the greater of (A) 2% of our average invested assets, or (B) 25% of our net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period. Notwithstanding the above, we may reimburse amounts in excess of the limitation if a majority or our independent directors determines that such excess amounts were justified based on unusual and non-recurring factors. If such excess expenses are not approved by a majority of our independent directors, the Advisor must reimburse us at the end of the four fiscal quarters the amount by which the aggregate expenses during the period paid or incurred by us exceeded the limitations provided above. We will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition, asset management or disposition fees. As of March 31, 2013 and December 31, 2012, the Board of Directors approved operating expenses to be expensed as incurred.

Liquidity and Capital Resources

Pursuant to its Initial Public Offering, the Company is offering and selling to the public up to $1 billion in shares of its common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment plan) for $10.00 per share, with discounts available for certain categories of purchasers, and up to $28.5 million in shares of common stock to be issued pursuant to our distribution reinvestment plan at $9.50 per share. On September 20, 2012, the Company filed a registration statement on Form S-11 with the SEC, to register $500.0 million in shares of its common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment plan) at a price of $10.00 per share (subject to certain volume discounts described in the prospectus), and $50.0 million in shares of its common stock to be sold pursuant to the Company’s distribution reinvestment plan at $9.50 per share, pursuant to the Follow-On Offering. As permitted by Rule 415 under the Securities Act, we continued the Initial Public Offering until April 12, 2013, the date the SEC declared the registration statement for the Follow-On Offering effective, which terminated our Initial Public Offering.

Our principal demands for cash will be for property acquisitions, including the purchase price of any properties we acquire, and construction, renovation and development costs and the payment of our operating and administrative expenses, continuing debt service obligations and distributions to our stockholders. Generally, we will fund our acquisitions from the net proceeds of our Follow-On Offering. We intend to acquire our assets with cash and mortgage or other debt, but we may acquire assets free and clear of permanent mortgage or other indebtedness by paying the entire purchase price for the asset in cash or in units of limited partnership interest in our operating partnership. Due to the delay between the sale of our shares and our acquisitions, there may be a delay in the benefits to our stockholders, if any, of returns generated from our investments.

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

In addition, our policy is generally to pay distributions from cash flow from operations. However, all of our distributions to date have been paid from proceeds from our public offering, and may in the future be paid from additional sources, such as from borrowings, the sale of assets, advances from our Advisor and our Advisor’s deferral of its fees and expense reimbursements.  None of our distributions for the three months ended March 31, 2013 or the year ended December 31, 2012 were funded with our cash from operations for those same periods. We expect to meet our long-term liquidity requirements, such as scheduled debt maturities and repayment of short-term financing of future property acquisitions, through long-term secured and unsecured borrowings.

Potential future sources of capital include proceeds from the sale of shares of common stock in our Follow-On Offering, secured or unsecured financings from banks or other lenders, establishing additional lines of credit, proceeds from the sale of properties and undistributed cash flow.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 300% of our net assets unless a majority of our independent directors approves the borrowing. Our charter also requires that we disclose the justification for any borrowings in excess of the 300% leverage guideline in the next quarterly report. As of March 31, 2013, the percentage of our borrowings to our net assets was below the 300% guideline.

Cash Flows from Operating Activities

As of March 31, 2013, we owned indirect equity interests in seven real estate properties, five of which are consolidated for reporting purposes. During the three months ended March 31, 2013, net cash provided by operating activities was $89,886. After the net loss of $1,751,003 was adjusted for $1,624,749 in non-cash items, net cash provided by operating activities consisted of the following:

•	Increase in accounts payable and accrued liabilities of $322,306; and
•	Decrease in accounts receivable and other assets of $58,052; offset by
•	Decrease in our payables due to affiliates of $164,218.

Cash Flows from Investing Activities

During the three months ended March 31, 2013, net cash used in investing activities was $2,930,565, primarily due to asset additions at Berry Hill, our development property.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our Initial Public Offering and repayments/proceeds from affiliate loans, less distributions paid to our stockholders. For the three months ended March 31, 2013, net cash provided by financing activities was $2,334,981, which consisted of the following:

•	Increase in borrowings on working capital line of credit of $1,191,973;
•	Increase in noncontrolling equity of $816,340; and
•	$971,862 of gross offering proceeds related to our Initial Public Offering, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $96,509, and (2) offering costs paid by us directly in the amount of $248,378.

This was offset by:

•	Redemption of common stock of $23,125; and
•	$236,739 of net cash distributions, after giving effect to distributions reinvested by stockholders of $153,226.

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

We believe that MFFO is helpful in assisting management, investors and analysts assess the sustainability of our operating performance, and in particular, after our offering and acquisition stages are complete primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired. As we are currently in our offering and acquisition stage, we expect that the exclusion of acquisition expense will be our most significant adjustment for the near future. We have incurred $77,556 of acquisition expense during the three months ended March 31, 2013. There were no acquisition expenses incurred during the three months ended March 31, 2012.

In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management's investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Acquisition costs related to business combinations are to be expensed.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management's analysis of the investing and operating performance of our properties.  In addition, it provides investors with information about our operating performance so they can better assess the sustainability of our operating performance after our offering and acquisition stages are completed.  Acquisition expenses include those incurred with our Advisor or third parties. Table 1 presents our calculation of FFO and MFFO for the three months ended March 31, 2013 and 2012.

Because we have been raising capital in our Initial Public Offering since our inception, did not commence real estate operations until the end of 2009, made several additional equity investments in 2010, made no investments in 2011, made additional equity investments in 2012, as well as one disposition, and made no investments in the three months ended 2013, the results presented in Table 1 below are not directly comparable and should not be considered an indication of our future operating performance. Table 2 presents additional information about our MFFO on a property-level basis and presents our calculation of our pro-rata share of our investments’ MFFO for the three months ended March 31, 2013.

TABLE 1	Three Months Ended March 31,
	2013	2012

Net income (loss) available to common shareholders	$(1,226,132)	$(450,067)
Add: Pro-rata share of investments
depreciation and amortization(1)	784,197	-
FFO	(441,935)	(450,067)
Add: Pro-rata share of investments
acquisition and disposition costs	77,721	-
MFFO	$(364,214)	$(450,067)

(1)	The real estate depreciation and amortization amount includes our share of consolidated real estate-related depreciation and amortization of intangibles, less amounts attributable to noncontrolling interests, and our similar estimated share of unconsolidated depreciation and amortization, which is included in earnings of our unconsolidated real estate joint venture investments.

TABLE 2	Three Months Ended March 31, 2013
	Springhouse	Creekside	Augusta	Hillsboro	Enders	MDA	Berry Hill	Total
Pro-rata share of properties’ income (loss)	$93,674	$24,615	$65,565	$45,192	$124,034	$121,125	$(27,112)	$447,093
Less:
Depreciation and amortization	(102,986)	(32,331)	(49,488)	(28,151)	(243,989)	(327,252)	-	(784,197)
Affiliate loan interest, net	-	-	-	-	(75,452)	(125,565)	(50,301)	(251,318)
Asset management and oversight fees	(22,252)	(8,308)	(11,823)	(7,505)	(39,586)	(42,320)	(2,345)	(134,139)
Acquisition and disposition costs	(1,148)	-	-	-	(307)	(31,152)	(45,114)	(77,721)
Corporate operating expenses(1)	(56,093)	(24,065)	(20,914)	(16,522)	(69,389)	(141,559)	(97,308)	(425,850)
Net income (loss)	$(88,805)	$(40,089)	$(16,660)	$(6,986)	$(304,689)	$(546,723)	$(222,180)	$(1,226,132)
Add:
Depreciation and amortization	102,986	32,331	49,488	28,151	243,989	327,252	-	784,197
FFO	$14,181	$(7,758)	$32,828	$21,165	$(60,700)	$(219,471)	$(222,180)	$(441,935)
Add:
Acquisition and disposition costs	1,148	-	-	-	307	31,152	45,114	77,721

MFFO	$15,329	$(7,758)	$32,828	$21,165	$(60,393)	$(188,319)	$(177,066)	$(364,214)

(1)	Corporate operating expenses have been allocated amongst our portfolio based on the percentage of our investment in the joint venture to our total investments in joint ventures.

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

•	Directors stock compensation of $18,750 and $15,000 was recognized for the three months ended March 31, 2013 and 2012, respectively.
•	Amortization of deferred financing costs paid on behalf of our joint ventures of approximately $351,424 and $2,514 was recognized for the three months ended March 31, 2013 and 2012, respectively.

Distributions

On November 5, 2012, our Board of Directors declared distributions of $0.00191781 per common share based on daily record dates for the period from January 1, 2013 through March 31, 2013. Distributions payable to each stockholder of record were or will be paid in cash on or before the 15th day of the following month. A portion of each distribution may constitute a return of capital for tax purposes. We intend to make regular cash distributions to our stockholders, typically on a monthly basis. As current corporate operating expenses exceed cash flow received from our investments in real estate joint ventures, we can make no assurance that our Board of Directors will continue to approve monthly distributions at the current rate; however the recently approved distributions and the distributions paid to date represent an amount that, if paid each month for a 12-month period, would equate to a 7.0% annualized rate based on a purchase price of $10.00 per share.

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

Distributions paid, cash flows from operations and FFO were as follows:

	Distributions Paid
Period	Cash	Reinvested	Total	Cash Flow from Operations	Distributions Declared	FFO
First Quarter 2013	$236,738	$148,429	$385,167	$89,886	$393,291	$(441,935)

For our three months ended March 31, 2013, we paid total distributions, including distributions reinvested through our distribution reinvestment plan, of approximately $385,167, all of which were paid from offering proceeds. Our FFO for the three months ended March 31, 2013 was approximately $(441,935). Our net loss for the three months ended March 31, 2013 was approximately $1,226,132. Since our inception on July 25, 2008 through March 31, 2013, we have paid total distributions, including distributions reinvested through our distribution reinvestment plan, of $2,069,969, all of which were paid from offering proceeds, and have had cumulative FFO of approximately $(8,201,392) and a cumulative net loss of approximately $(4,366,413). Of the 34 months in which we paid distributions prior to April 1, 2013, offering proceeds were used in all of those months to pay distributions. For the year ended December 31, 2012, we paid total distributions, including distributions reinvested through our distribution reinvestment plan, of approximately $1,125,350, all of which were paid from offering proceeds. Our FFO for the year ended December 31, 2012 was approximately $(3,084,900). Our net income for the year ended December 31, 2012 was approximately $3,920,841. For a discussion of how we calculate FFO and why our management considers it a useful measure of REIT operating performance as well as a reconciliation of FFO to our net loss, please see “—Funds from Operations and Modified Funds From Operations” above.

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 and Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements.

Subsequent Events

Entry into Membership Interest Purchase Agreement for Estates at Perimeter

On April 3, 2013, BR Augusta JV Member, LLC, or Augusta Member JV Entity, entered into a Membership Interest Purchase Agreement, or MIPA, with Trade Street Operating Partnership, LP, or Trade Street OP, an unaffiliated third party, for the sale of its entire joint venture interest in The Estates at Perimeter, formerly known as St. Andrews Apartments, located in Augusta, Georgia, or the Augusta property. The sale price for its joint venture interest is $13,725,000, subject to deduction for its portion of the outstanding indebtedness on the Augusta property in the amount of approximately $8,950,000 and subject to certain prorations and adjustments typical in a real estate transaction. The closing on the sale of Augusta Member JV Entity’s joint venture interest in the Augusta property is expected to occur on or before May 31, 2013. There is no assurance such sale will occur as the sale of Augusta Member JV Entity’s joint venture interest is subject to various contingencies as set forth in the MIPA. The MIPA also provides for certain representations, warranties and covenants by Augusta Member JV Entity, the breach of which could require Augusta Member JV Entity to indemnify Trade Street OP.

Status of the Initial Public Offering

For the period April 1, 2013 through April 12, 2013, the date our Initial Public Offering terminated, the Company sold approximately 20,736 shares of common stock for gross proceeds of $150,150 including issuances through its distribution reinvestment plan.

Status of the Follow-On Offering

On September 20, 2012, the Company filed a registration statement on Form S-11 with the SEC, to register $500.0 million in shares of its common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment plan) at a price of $10.00 per share (subject to certain volume discounts described in the prospectus), and $50.0 million in shares of its common stock to be sold pursuant to the Company’s distribution reinvestment plan at $9.50 per share, pursuant to a follow-on offering to the Initial Public Offering (the “Follow-On Offering”). The SEC declared the registration statement for the Follow-On Offering effective on April 12, 2013, which terminated our Initial Public Offering. For the period April 12, 2013 through May 6, 2013, the Company had not sold any shares of common stock.

Distributions Paid

Distributions Declared Daily For Each Day in Month Listed	Date Paid	Total Distribution	Cash Distribution	Dollar amount of Shares Issued pursuant to the Distribution Reinvestment plan

March 2013	April 1, 2013	$137,812	$83,459	$54,353
April 2013	May 1, 2013	$134,955	$82,602	$52,353

Distributions Declared

On May 7, 2013, our Board of Directors declared distributions based on daily record dates for the period from July 1, 2013 through September 30, 2013. Distributions payable to each stockholder of record were or will be paid in cash or shares of our common stock, as elected by each shareholder, on or before the 15th day of the following month.

Distributions are calculated based on stockholders of record per day during the period: for cash distributions, at a rate of $0.00191781 per share per day, which would equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share; and for stock distributions, at a rate of $0.00219178 per share per day in shares of the Company’s common stock (based on a value of $10.00 per share of common stock), which would equal a daily amount that, if paid each day for a 365-day period, would equal an 8.0% annualized rate based on a purchase price of $10.00 per share.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, we are not required to provide such information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2013, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

On September 20, 2012, the Company filed a registration statement on Form S-11 with the SEC, to register $500.0 million in shares of its common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment program) at a price of $10.00 per share (subject to certain volume discounts described in the prospectus), and $50.0 million in shares of its common stock to be sold pursuant to the Company’s distribution reinvestment plan at $9.50 per share, pursuant to the Follow-On Offering. As permitted by Rule 415 under the Securities Act, we continued the Initial Public Offering until the date the SEC declared the registration statement for the Follow-On Offering effective. The Follow-On Offering was declared effective April 12, 2013. To the extent the Company cannot sell shares of common stock to raise capital by means of the Follow-On Offering, the Company would need to seek alternative financing arrangements to continue our operations and investment activities. The Company can make no assurances that it will be able to secure alternative financing arrangements if that becomes necessary.

As of March 31, 2013, including shares issued through our distribution reinvestment plan, we had sold approximately 2,368,168 shares of common stock in our Initial Public Offering and raised gross offering proceeds of approximately $22,083,756.  From this amount, we incurred approximately $2,091,258 in selling commissions and dealer manager fees payable to our dealer manager. We had used approximately $12,191,842 of net proceeds to purchase interests in real estate, net of notes payable.

Unregistered Sale of Equity Securities

During the three months ended March 31, 2013, we did not sell any equity securities that were not registered under the Securities Act of 1933.

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

The Company limits the dollar value of shares that may be repurchased under the program as described above. During the three months ended March 31, 2013, the Company redeemed $23,125 of common stock as a result of redemption requests. Proceeds from our distribution reinvestment plan for the year ended December 31, 2012 were $454,711, which under our share redemption plan establishes the maximum amount of redemption requests we may satisfy during the year ended December 31, 2013, subject to exceptional circumstances as determined by our Board of Directors. In September 2012, $59,005 of shares were repurchased based on extraordinary circumstances, leaving $395,706 available to fulfill redemption requests in 2013. As of March 31, 2013, we received a total of one redemption request during the three month period ended March 31, 2013 for 10,000 shares, not including the partially deferred redemption request from the year ended December 31, 2012 in the amount of $23,125. We honored the deferred redemption requests from 2012 in full. Of the remaining redemption request, we deferred the full 10,000 shares. The average redemption price for the fulfilled redemptions during the three months ended March 31, 2013 was $9.25 per share. Funds for the payment of redemption requests were derived from the proceeds of our distribution reinvestment. Based on the amount of net proceeds raised from the sale of shares under the dividend reinvestment plan during the year ended December 31, 2012, totaling $454,711, less the $59,005 redeemed in September 2012, additional redemption requests from 2012 and in 2013 may be redeemed up to $395,706 in 2013. As the Company has received additional redemption requests totaling $100,000 that it will have capacity to fill in 2013 based on net proceeds from the sale of the shares under the dividend reinvestment plan for the year ended December 31, 2012, it has reclassified this amount from redeemable common stock to other accrued liabilities as of March 31, 2013.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2013 through January 31, 2013	-	-	-	-
February 1, 2013 through February 28, 2013	-	-	-	-
March 1, 2013 through March 31, 2013	23,125	$9.25	23,125	-
Total	23,125	$9.25	23,125	(1)

(1)	A description of the maximum number of shares that may be purchased under our share repurchase plan is included in the narrative preceding this table.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).

3.3	Articles of Amendment of the Company, incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-184006).

4.1	Distribution Reinvestment Plan (included as Exhibit B to the Prospectus dated April 25, 2013, incorporated by reference to Exhibit B to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-184006)).

4.2	Form of Subscription Agreement (included as Exhibit A to the Prospectus dated April 25, 2013, incorporated by reference to Exhibit A to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-184006)).

10.1

Third Amended and Restated Advisory Agreement between Bluerock Multifamily Advisor, LLC, Bluerock Multifamily Holdings, L.P. and the Registrant dated February 27, 2013, incorporated by reference to Exhibit 10.3 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (No. 333-184006).

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

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

DATE: May 10, 2013	/s/ Randy I. Anderson
Randy I. Anderson
Chief Executive Officer
(Principal Executive Officer)

DATE: May 10, 2013	/s/ Jerold E. Novack
Jerold E. Novack
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

