Form 10-Q
period 2013-06-30
Bluerock Multifamily Growth REIT, Inc.
filed 2013-08-14
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of August 6, 2013 the Registrant had 2,407,978 shares of Common Stock outstanding.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

FORM 10-Q

June 30, 2013

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Real Estate
Land	$27,670,000	$27,670,000
Building and improvements	124,776,005	117,634,275
Furniture, fixtures and equipment	2,524,241	2,436,135
Total Gross Operating Real Estate Investments	154,970,246	147,740,410
Accumulated depreciation	(3,281,052)	(1,150,477)
Total Net Real Estate Investments	151,689,194	146,589,933
Cash and cash equivalents	1,727,790	2,789,163
Restricted cash	2,426,959	2,290,387
Due from affiliates	5,916	5,024
Accounts receivable, prepaids and other assets	359,022	547,600
Investments in unconsolidated real estate joint ventures (Note 4)	2,242,747	2,398,902
In-place leases, net	-	1,195,490
Deferred financing costs, net	786,083	814,932
Total Assets	$159,237,711	$156,631,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage payable	$98,530,328	$96,099,690
Line of credit (Note 5)	12,960,493	11,935,830
Accounts payable	2,829,367	747,339
Other accrued liabilities	2,243,076	2,412,376
Due to affiliates	1,926,212	1,822,567
Distributions payable	136,524	129,656
Total Liabilities	118,626,000	113,147,458

Commitments and contingencies (Note 9)
Redeemable common stock	441,110	372,581

Stockholders’ Equity
Preferred stock, $0.01 par value, 250,000,000 shares authorized; none issued and outstanding	-	-

Common stock, $0.01 par value, 749,999,000 shares authorized; 2,382,122 and 2,219,432 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	23,821	22,194

Nonvoting convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding	10	10
Additional paid-in-capital, net of costs	16,821,579	16,157,954
Cumulative distributions and net losses	(8,370,051)	(5,142,197)
Total Stockholders’ Equity	8,475,359	11,037,961
Noncontrolling interest	31,695,242	32,073,431
Total Equity	40,170,601	43,111,392
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$159,237,711	$156,631,431

See Notes to Consolidated Financial Statements

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues
Net rental income	$3,383,497	$64,651	$6,763,765	$64,651
Other	126,923	3,484	281,266	3,484
Total revenues	3,510,420	68,135	7,045,031	68,135
Expenses
Property operating expenses	999,207	16,238	1,872,160	16,238
Management fees	132,143	2,788	260,655	2,788
Depreciation and amortization	1,475,868	48,252	3,355,419	48,252
General and administrative expenses	487,752	384,252	1,002,446	722,632
Asset management and oversight fees to affiliates	126,264	82,551	260,403	165,016
Real estate taxes and insurance	437,615	8,730	879,989	8,730
Acquisition costs	65,462	77,160	143,018	77,160
Total expenses	3,724,311	619,971	7,774,090	1,040,816
Other operating activities
Equity in earnings(loss) of unconsolidated joint ventures (Note 4)	19,444	(51,063)	52,694	(14,430)
Operating loss	(194,447)	(602,899)	(676,365)	(987,111)
Other income (expense)
Gain on revaluation of equity on business combination	-	3,527,620	-	3,527,620
Gain on sale of joint venture interests	-	2,014,533	-	2,014,533
Interest expense, net	(1,298,535)	(44,783)	(2,567,619)	(110,638)
Total other (expense) income	(1,298,535)	5,497,370	(2,567,619)	5,431,515

Net (loss) income	(1,492,982)	4,894,471	(3,243,984)	4,444,404
Net loss attributable to noncontrolling interest	(296,817)	(12,532)	(821,687)	(12,532)
Net (loss) income attributable to common shareholders	$(1,196,165)	$4,907,003	$(2,422,297)	$4,456,936

Basic Income (Loss) Per Common Share	$(0.51)	$3.17	$(1.05)	$3.24
Diluted Income (Loss) Per Common Share	$(0.51)	$3.14	$(1.05)	$3.20

Weighted Average Basic Common Shares Outstanding	2,344,420	1,546,125	2,304,553	1,376,687
Weighted Average Diluted Common Shares Outstanding	2,344,420	1,561,125	2,304,553	1,392,297

See Notes to Consolidated Financial Statements

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Nonvoting Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Cumulative Distributions	Net Loss to Common Stockholders	Noncontrolling Interests	Total Equity
Balance, January 1, 2012	1,000	$10	1,113,968	$11,140	$7,475,175	$(810,088)	$(7,061,122)	$-	$(384,885)
Issuance of restricted stock, net	-	-	7,500	75	81,175	-	-	-	81,250
Issuance of common stock, net	-	-	1,127,089	11,251	9,056,044	-	-	-	9,067,295
Redemptions of common stock	-	-	(29,125)	(272)	272	-	-	-	-
Transfers to redeemable common stock	-	-	-	-	(454,712)	-	-	-	(454,712)
Distributions declared	-	-	-	-	-	(1,191,828)	-	-	(1,191,828)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(398,116)	(398,116)
Noncontrolling interest upon acquisition	-	-	-	-	-	-	-	29,027,080	29,027,080
Net income	-	-	-	-	-	-	3,920,841	3,444,467	7,365,308
Balance at December 31, 2012	1,000	10	2,219,432	22,194	16,157,954	(2,001,916)	(3,140,281)	32,073,431	43,111,392
Issuance of restricted stock, net	-	-	1,500	15	37,485	-	-	-	37,500
Issuance of common stock, net	-	-	171,190	1,710	939,237	-	-	-	940,947
Redemptions of common stock	-	-	(10,000)	(98)	98	-	-	-	-
Transfers to redeemable common stock	-	-	-	-	(313,195)	-	-	-	(313,195)
Distributions declared	-	-	-	-	-	(805,557)	-	-	(805,557)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(477,410)	(477,410)
Noncontrolling interests upon acquisition or addition	-	-	-	-	-	-	-	920,908	920,908
Net loss	-	-	-	-	-	-	(2,422,297)	(821,687)	(3,243,984)
Balance at June 30, 2013 (Unaudited)	1,000	$10	2,382,122	$23,821	$16,821,579	$(2,807,473)	$(5,562,578)	$31,695,242	$40,170,601

See Notes to Consolidated Financial Statements

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(3,243,984)	$4,444,404
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,355,419	48,252
Amortization of fair value adjustment	(485,131)	(5,332)
Equity (income) loss of unconsolidated joint ventures	(52,694)	14,430
Gain on sale of joint venture interests	-	(2,014,533)
Gain on revaluation of equity on business combinations	-	(3,527,620)
Distributions from unconsolidated real estate joint ventures	208,850	447,189
Share-based compensation attributable to director’s stock compensation plan	37,500	30,000
Changes in operating assets and liabilities:
Due to affiliates	116,480	286,839
Accounts receivable, prepaids and other assets	192,011	29,124
Accounts payable and other accrued liabilities	1,586,888	(108,766)
Net cash provided by (used in) operating activities	1,715,339	(356,013)

Cash flows from investing activities:
Restricted cash	(136,572)	-
Cash acquired in excess of acquisition of consolidated real estate investments	-	173,217
Additions to consolidated real estate investments	(7,259,190)	-
Proceeds from sale of joint venture interests	-	2,957,622
Investment in unconsolidated real estate joint ventures	-	(6,457)
Net cash (used in) provided by investing activities	(7,395,762)	3,124,382

Cash flows from financing activities:
Distributions on common stock	(488,927)	(278,552)
Distributions to noncontrolling interests	(477,410)	-
Noncontrolling equity interest additions to consolidated real estate investments	920,908	-
Repayment on notes payable	-	(3,834,578)
Borrowings on mortgages payable	2,915,768	-
Borrowings from line of credit	1,024,663	-
Deferred financing fees	28,849	-
Issuance of common stock, net	793,624	4,856,103
Payments to redeem common stock	(98,425)	(212,767)
Net cash provided by financing activities	4,619,050	530,206

Net (decrease) increase in cash and cash equivalents	(1,061,373)	3,298,575
Cash and cash equivalents at beginning of period	2,789,163	420,570
Cash and cash equivalents at end of period	$1,727,790	$3,719,145

Supplemental Disclosure of Cash Flow Information – Cash Interest Paid	$399,132	$100,024

Supplemental Disclosure of Noncash Transactions:
Distributions payable	$136,524	$95,488
Redemptions payable	$169,366	$59,005
Accrued offering costs	$725,691	$344,534
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan including $52,990 and $36,464 declared but not yet reinvested at June 30, 2013 and 2012, respectively	$313,195	$186,054
Receivable for common stock issuances pursuant to the distribution reinvestment plan	$(52,990)	$(36,434)
Net assets acquired	$-	$5,187,724

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

On August 22, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of its common stock in a primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers and up to $285,000,000 in shares pursuant to its distribution reinvestment plan at $9.50 per share (the “Initial Public Offering”). The SEC declared the Company’s registration statement effective on October 15, 2009. As of May 20, 2010, the Company had received gross offering proceeds sufficient to satisfy the minimum offering amount for the Initial Public Offering. Accordingly, the Company broke escrow with respect to subscriptions received from all states in which the shares were then being offered. On September 20, 2012, the Company filed a registration statement on Form S-11 with the SEC, to register $500.0 million in shares of its common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment program) at a price of $10.00 per share (subject to certain volume discounts described in the prospectus), and $50.0 million in shares of its common stock to be sold pursuant to the Company’s distribution reinvestment plan at $9.50 per share, pursuant to a follow-on offering to the Initial Public Offering (the “Follow-On Offering”). As permitted by Rule 415 under the Securities Act, we continued the Initial Public Offering until April 12, 2013, the date the SEC declared the registration statement for the Follow-On Offering effective, which terminated the Company’s Initial Public Offering. As of April 12, 2013, the Company had accepted aggregate gross offering proceeds in its Initial Public Offering of $22,231,406. As of June 30, 2013, the Company had accepted aggregate gross offering proceeds in its Follow-On Offering of $280,251. Also as of June 30, 2013, the Company had redeemed a total of 45,850 shares sold in the Initial Public Offering for $433,532.

Although the Company expected to raise capital through the Follow-On Offering to finance real estate investments and its primary liquidity requirements, the Follow-On Offering has not been a viable source of capital for the Company and the Company does not believe it will be able to rely on capital raised in the Follow-On Offering as a means to fund its business activities, including satisfying its liabilities and obligations.

The Company’s ongoing operating expenses exceed the cash flow received from its investments in real estate joint ventures. The Company does not believe it can rely on raising offering proceeds in the Follow-On Offering to meet its liquidity needs and has a limited amount of cash resources. The Company must seek other sources of funding to address short and long-term liquidity requirements. The Company anticipated that the sale of its indirect equity investment in The Estates at Perimeter in Augusta, Georgia would generate sufficient cash to support its short-term liquidity requirements; however, the purchaser terminated the membership interest purchase agreement on June 18, 2013. To address its short-term liquidity needs, on August 13, 2013, following the approval of our Board of Directors, we sold a 10.27% indirect equity interest in the 23Hundred@Berry Hill development project located in Nashville, Tennessee to an affiliate, Bluerock Growth Fund, LLC, a Delaware limited liability company, with the Company retaining an approximate 53.46% indirect equity interest in the project. The transaction generated proceeds to the Company of approximately $2,000,000, excluding disposition fees of approximately $70,000 deferred by our Advisor, which the Company anticipates will support its primary liquidity requirements through the remainder of 2013. If necessary, to meet additional short-term liquidity requirements, the Company may seek to sell assets selectively. The Company can provide no assurances that any such sale or sales will be consummated. The Company will also seek to utilize credit facilities obtained from affiliates or unaffiliated third parties when possible and also seek to extend its existing affiliate working line of credit, which matures October 2013. To date, the Company has relied on borrowing from affiliates to help finance its business activities. However, there are no assurances that the Company will be able to continue to borrow from affiliates or extend the maturity date of its existing affiliated line of credit. The Company is also exploring alternatives for a larger strategic transaction that would generate cash proceeds to the Company and/or improve operating cash flow. The Company can make no assurances any of these funding arrangements or strategic transactions will occur or be successful.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s Sponsor has deferred payment by the Company as needed of asset management fees, acquisition fees and organizational and offering costs incurred by the Company and has deferred current year reimbursable operating expenses through March 14, 2014, though the Sponsor is not currently funding cash shortfalls on behalf of the Company.

As a result of these circumstances and unless the Company is able to locate alternative sources of financing as discussed above, the Company expects that it will continue to generate negative cash flow as its general and administrative costs will remain higher relative to the size of the Company’s portfolio, and that its portfolio will not be as diversified as it otherwise would be if the Company had been able to raise capital successfully through its public equity offerings.

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

Because the Company is the sole general partner of its operating partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the operating partnership), the accounts of our operating partnership are consolidated in its consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation. The Company will consider future majority owned and controlled joint ventures for consolidation in accordance with the provisions required by the Topic 810 Consolidation of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Certain amounts in prior year presentations have been reclassified to conform with current period presentation. These reclassifications had no effect on previously reported results of operations.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. At the property level, these estimates include such items as purchase price allocation of real estate acquisitions, impairment of long-lived assets, depreciation and amortization, and allowance for doubtful accounts. Actual results could differ from those estimates.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selling Commissions and Dealer Manager Fees

The Company pays the dealer manager up to 7% and 3.0% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee is paid with respect to certain volume discount sales. No sales commission or dealer manager fee is paid with respect to shares issued through the distribution reinvestment plan. The dealer manager may re-allow all or a portion of sales commissions earned to participating broker-dealers. The dealer manager may re-allow, in its sole discretion, to any participating broker-dealer a portion of its dealer manager fee as a marketing fee. As of June 30, 2013 and December 31, 2012, the Company has incurred $2,134,298 and $1,994,749, respectively, of selling commissions and dealer manager fees.

Note 3 – Investments in Real Estate

As of June 30, 2013, the Company has invested in six operating real estate properties and one development property through joint venture partnerships. The following table provides summary information regarding the Company’s in-service investments ($ in thousands), which are either consolidated or presented on the equity method of accounting.

					Joint Venture Equity Investment Information
Multifamily Community Name/Location	Approx. Rentable Square Footage	Number of Units	Date Acquired	Property Acquisition Cost(1)	Gross Amount of Our Investment	Our Ownership Interest in Property Owner	Approx. Annualized Base Rent(2)	Average Annual Effective Rent Per Unit(3)	Approx. % Leased
Springhouse at Newport News/Newport News, Virginia	310,826	432	12/3/2009	$29,250	$2,670	38.25%	$4,405	$10	96%
The Reserve at Creekside Village/Chattanooga, Tennessee	211,632	192	3/31/2010	$14,250	$717	24.70%	$2,335	$12	93%
The Estates at Perimeter/ Augusta, Georgia	266,148	240	9/1/2010	$24,950	$1,931	25.00%	$3,033	$12	94%
Gardens at Hillsboro Village/Nashville, Tennessee	187,430	201	9/30/2010	$32,394	$1,298	12.50%	$3,813	$19	96%
Enders Place at Baldwin Park/Orlando, Florida	234,600	198	10/02/2012	$25,100	$4,599	48.40%	$3,500	$18	95%
MDA Apartments/Chicago, Illinois(4)	160,290	190	12/17/2012	$54,900	$6,098	35.31%	$4,904	$26	93%
Total/Average	1,370,926	1,453		$180,844	$17,313		$21,990	$16	95%

(1)	Property Acquisition Cost excludes acquisition fees and closing costs.
(2)	Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases as of June 30, 2013 and does not take into account any rent concessions or prospective rent increases.
(3)	Annual effective rent per unit includes the effect of tenant concessions over the term of the lease.
(4)	The approximate rentable square footage for the MDA Apartments includes 8,200 square feet of retail space.

On October 18, 2012, the Company acquired a 58.575% indirect equity interest and, on December 17, 2012, the Company acquired an additional 5.158% indirect equity interest in a to-be developed class A, mid-rise apartment community known as 23Hundred @ Berry Hill located in Nashville, Tennessee (the “Berry Hill Property”), for a total investment of $4.2 million. The Berry Hill Property is anticipated to consist of approximately 194,275 rentable square feet encompassing 266 units.

On April 3, 2013, an affiliate of the Company, BR Augusta JV Member, LLC (the “Augusta Member JV Entity”), entered into a Membership Interest Purchase Agreement (the “Augusta MIPA”) with Trade Street Operating Partnership, LP (“Trade Street OP”), an unaffiliated third party, for the sale of its entire joint venture interest (the “Augusta Interest”) in The Estates at Perimeter, formerly known as St. Andrews Apartments, located in Augusta, Georgia (the “Augusta Property”). The sale price for the Augusta Interest was to be $13,725,000, subject to deduction of approximately $8,950,000 for its portion of the outstanding indebtedness on the Augusta Property, and subject to certain prorations and adjustments typical in a real estate transaction. The closing on the sale of the Augusta Interest was expected to occur on or before May 31, 2013. For reasons unrelated to the value and condition of the Augusta Property, Trade Street OP elected not to proceed with the transactions contemplated by the Augusta MIPA, and on June 18, 2013, delivered written notice of termination of the Augusta MIPA to the Augusta Member JV Entity. The Augusta MIPA was terminated effective as of June 18, 2013 by mutual agreement of the parties. We are currently marketing the Augusta Interest to other potential purchasers; however, there is no assurance those efforts will result in the sale of the Augusta Interest.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2013, the major components of our consolidated real estate properties, Springhouse at Newport News, The Reserve at Creekside Village, Enders Place at Baldwin Park, 23Hundred @ Berry Hill and MDA Apartments, were as follows:

Property	Land	Building and Improvements	Furniture, Fixtures and Equipment	Totals
Springhouse	$6,500,000	$27,609,300	$1,064,516	$35,173,816
Creekside	1,920,000	17,952,465	477,249	20,349,714
Enders	4,750,000	19,389,910	527,117	24,667,027
Berry Hill	5,000,000	8,828,321	-	13,828,321
MDA	9,500,000	50,996,009	455,359	60,951,368
	$27,670,000	$124,776,005	$2,524,241	$154,970,246
Less: Accumulated Depreciation	-	(2,878,586)	(402,466)	(3,281,052)
Totals	$27,670,000	$121,897,419	$2,121,775	$151,689,194

Depreciation expense was $1,067,164 and $2,130,930 for the three and six months ended June 30, 2013, respectively. Depreciation expense was $20,000 for both the three and six months ended June 30, 2012.

Costs of intangibles related to our consolidated investments in real estate consist of the value of in-place leases and deferred financing costs. In-place leases are amortized over the remaining term of the in-place leases, approximately a six-month term, and deferred financing costs are amortized over the life of the related loan. Amortization expense related to our in-place leases and deferred financing costs was $408,704 and $1,224,489 for the three and six months ended June 30, 2013. Amortization expense related to our in-place leases and deferred financing costs was $28,252 for both the three and six months ended June 30, 2012.

Operating Leases

The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the consolidated real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as a security deposit vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $274,272 and $234,370 as of June 30, 2013 and December 31, 2012, respectively, for the Company’s consolidated real estate properties. No individual tenant represents over 10% of the Company’s annualized base rent for the consolidated real estate properties.

Note 4 – Equity Method Investments

The Company accounted for the acquisitions of our unconsolidated interests in properties through managing member LLCs in accordance with the provisions of the Topic 810 Consolidation of the FASB ASC. Following is a summary of the Company’s ownership interest by property as of June 30, 2013 and December 31, 2012, for investments we report under the equity method of accounting.

Property	Joint Venture Interest	Managing Member LLC Interest	Indirect Equity Interest in Property
Augusta	50.00%	50.00%	25.00%
Hillsboro	37.57%	33.27%	12.50%

The carrying amount of the Company’s investments in unconsolidated joint ventures was $2,242,747 and $2,398,902 as of June 30, 2013 and December 31, 2012, respectively. Summary unaudited financial information for Augusta and Hillsboro Balance Sheets as of June 30, 2013 and December 31, 2012 and Operating Statements for the three months and six months ended June 30, 2013 and 2012, is as follows:

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	June 30, 2013	December 31, 2012
Balance Sheet:
Real estate, net of depreciation	$52,975,159	$53,693,437
Other assets	1,271,789	1,397,388
Total assets	$54,246,948	$55,090,825

Mortgage payable	$40,670,153	$41,016,809
Other liabilities	796,667	816,716
Total liabilities	$41,466,820	$41,833,525
Stockholders’ equity	12,780,128	13,257,300
Total liabilities and stockholders’ equity	$54,246,948	$55,090,825

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Operating Statement:
Rental revenues	$1,622,090	$1,580,782	$3,228,491	$3,145,259
Operating expenses	(603,664)	(562,998)	(1,156,772)	(1,070,364)
Income before debt service, acquisition costs, and depreciation and amortization	1,018,426	1,017,784	2,071,719	2,074,895

Mortgage interest	(421,060)	(425,483)	(839,297)	(850,966)
Depreciation and amortization	(419,913)	(409,564)	(837,653)	(808,288)
Net income (loss)	177,453	182,737	394,769	415,641
Net income attributable to JV partners	(157,171)	(158,013)	(340,399)	(356,312)
	20,282	24,724	54,370	59,329
Amortization of deferred financing costs paid on behalf of joint ventures	(838)	(839)	(1,676)	(1,677)
Equity in earnings (loss) of unconsolidated joint ventures	$19,444	$23,885	$52,694	$57,652

Note 5 – Line of Credit

On October 2, 2012, the Company entered into a working capital line of credit provided by Bluerock Special Opportunity + Income Fund II, LLC (“SOIF II”) and Bluerock Special Opportunity + Income Fund III, LLC (“SOIF III”), both of which are affiliates of our Sponsor, pursuant to which it may borrow up to $12.5 million (the “BMG LOC”). The BMG LOC may be prepaid without penalty. It bears interest compounding monthly at a rate of 30-day LIBOR + 6.00%, subject to a minimum rate of 8.50%. Interest on the BMG LOC will be paid on a current basis from cash flow distributed to the Company from its real estate assets. The BMG LOC is secured by a pledge of the Company’s unencumbered real estate assets, including those of its wholly owned subsidiaries. On March 4, 2013, the working capital line of credit was amended by increasing the commitment amount thereunder to $13.5 million and extending the initial 6-month term by six months to October 2, 2013, from the original maturity date of April 2, 2013. On August 13, 2013, the working capital line of credit was further amended in connection with our sale of the partial interest in our Berry Hill Property, to, among other things, remove the revolving feature of the line of credit such that we may not borrow any further under the BMG LOC. All other terms remain unchanged. We intend to seek an extension of the BMG LOC. At June 30, 2013 and December 31, 2012, the outstanding balance on the working capital line of credit was $12,960,493 and $11,935,830, respectively, and $539,507 and $564,170 was available for borrowing, respectively.

Note 6 – Fair Value of Financial Instruments

As of June 30, 2013 and December 31, 2012, the Company believes the carrying values of cash and cash equivalents and receivables and payables from affiliates, accounts payable, accrued liabilities, distribution payable and notes payable approximate their fair values based on their highly-liquid nature and/or short-term maturities, including prepayment options. As of June 30, 2013, the carrying value and approximate fair value of the mortgage payables, as presented on the balance sheet, were $98.5 million and $96.5 million, respectively. The fair value of mortgage payables is estimated based on the Company’s current interest rates (Level 3 inputs) for similar types of borrowing arrangements. The only nonrecurring fair value measurements during the six months ended June 30, 2013 and the year ended December 31, 2012 were in connection with the consolidation of previously unconsolidated properties, as discussed in Note 3, “Business Combinations and Sale of Joint Venture Equity Interests” in the Company’s Annual Report on Form 10-K as filed with the SEC.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Related Party Transactions

In connection with the Company’s investments in Enders, Berry Hill and the MDA Apartments, it entered into the BMG LOC with SOIF II and SOIF III, the terms of which are described above in Note 5 – Line of Credit. Payments by the Company on the BMG LOC as of the six months ended June 30, 2013 were $1,374,469, including interest.

As of June 30, 2013, $2,965,111 of organizational and offering costs have been incurred on the Company’s behalf by the Advisor since inception. The Company is liable to reimburse these costs only to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Initial Public Offering. When recorded by the Company, organizational costs are expensed and third-party offering costs are charged to stockholders’ equity. Organizational and offering costs will be reimbursed from the gross proceeds of the Offering. Through June 30, 2013, $4,013,559 of offering costs have been charged to stockholders’ equity and, in 2010, $49,931 of organizational costs were expensed.

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

Pursuant to the advisory agreement, the Advisor receives an acquisition fee for its services in connection with the investigation, selection, sourcing, due diligence and acquisition of a property or investment. On September 26, 2012, the Company amended its advisory agreement to increase the acquisition fee from 1.75% to 2.50% of the purchase price. The purchase price of a property or investment will equal the amount paid or allocated to the purchase, development, construction or improvement of a property, inclusive of expenses related thereto, and the amount of debt associated with such real property or investment. The purchase price allocable for joint venture investments will equal the product of (1) the purchase price of the underlying property and (2) the Company’s ownership percentage in the joint venture. Acquisition and disposition fees of $65,462 and $143,018 were incurred during the three and six months ended June 30, 2013. Acquisition and disposition fees of $216,376 were incurred during both the three and six months ended June 30, 2012.

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

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the fees payable to the Advisor, the Company reimburses the Advisor for all reasonable expenses incurred in connection with services provided to the Company, subject to the limitation that it will not reimburse any amount that would cause the Company’s total operating expenses at the end of the four preceding fiscal quarters to exceed the greater of 2% of our average invested assets or 25% of its net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period. Notwithstanding the above, the Company may reimburse amounts in excess of the limitation if a majority of its independent directors determines such excess amount was justified based on unusual and non-recurring factors. If such excess expenses are not approved by a majority of the Company’s independent directors, the Advisor must reimburse us at the end of the four fiscal quarters the amount by which the aggregate expenses during the period paid or incurred by us exceeded the limitations provided above. The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition, asset management or disposition fees. Due to the limitation discussed above and because operating expenses incurred directly by the Company exceeded the 2% threshold, the Board of Directors, including all of its independent directors, reviewed the total operating expenses for the four fiscal quarters ended December 31, 2012 and the Company’s total operating expenses for the four fiscal quarters ended June 30, 2013 and unanimously determined the excess amounts to be justified because of the costs of operating a public company in its early stage of operation and the Company’s initial difficulties with raising capital, which are expected to be non-recurring. As the Board of Directors has previously approved such expenses, all operating expenses for the year ended 2012 and the six months ended June 30, 2013 have been expensed as incurred.

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

Some of the material conflicts that the Advisor or its affiliates face are: 1) the determination of whether an investment opportunity should be recommended to us or another Bluerock-sponsored program or Bluerock-advised investor; 2) the allocation of the time of key executive officers, directors, and other real estate professionals among the Company, other Bluerock-sponsored programs and Bluerock-advised investors, and the activities in which they are involved; 3) the fees received by the Advisor and its affiliates in connection with transactions involving the purchase, management and sale of investments regardless of the quality of the asset acquired or the service provided us; and 4) the fees received by the Advisor and its affiliates.

Pursuant to the terms of the advisory agreement, summarized below are the related party amounts payable to our Advisor, as well as other affiliates, as of June 30, 2013 and December 31, 2012.

	June 30, 2013	December 31, 2012
Asset management and oversight fees	$686,548	$426,938
Acquisition fees	381,503	322,440
Financing fees	5,891	5,891
Reimbursable operating expenses	602,329	431,850
Reimbursable offering costs	183,197	197,300
Reimbursable organizational costs	49,931	49,931
Other	16,813	388,217
Total related-party amounts payable	$1,926,212	$1,822,567

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to the amounts shown above, the Company’s Advisor has incurred on the Company’s behalf $1,839,018 of offering costs, which the Company has not reimbursed as of June 30, 2013.

As of June 30, 2013 and December 31, 2012, we had $5,916 and $5,024, respectively, in receivables due to us from related parties other than our Advisor.

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

The following table reconciles the components of basic and diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net (loss) income attributable to common shareholders	$(1,196,165)	$4,907,003	$(2,422,297)	$4,456,936
Dividends on restricted stock expected to vest	(2,618)	(2,618)	(5,417)	(5,448)
(Loss) gain on redemption of common stock(2)	(300)	-	1,575	3,768
Basic net (loss) income attributable to common shareholders	$(1,199,083)	$4,904,385	$(2,426,139)	$4,455,256
Weighted average common shares outstanding	2,344,420	1,546,125	2,304,553	1,376,687

Potential dilutive shares (1)	-	15,000	-	15,610
Weighted average common shares outstanding and potential dilutive shares	2,344,420	1,561,125	2,304,553	1,392,297

Basic (loss) income per share	$(0.51)	$3.17	$(1.05)	$3.24
Diluted (loss) income per share	$(0.51)	$3.14	$(1.05)	$3.20

(1) Excludes 15,000 and 15,605 shares related to non-vested restricted stock for the three and six months ended June 30, 2013, respectfully, as the effect would be anti-dilutive. Also excludes any dilution related to the 1,000 shares of convertible stock as currently there would be no conversion into common shares.

(2) Represents the difference between the fair value and carrying amount of the common stock upon redemption.

Common Stock

Pursuant to its Initial Public Offering, the Company offered to the public up to $1 billion in shares of its common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment plan) for $10.00 per share, with discounts available for certain categories of purchasers, and up to $28.5 million in shares of common stock to be issued pursuant to our distribution reinvestment plan at $9.50 per share. On September 20, 2012, the Company filed a registration statement on Form S-11 with the SEC, to register $500.0 million in shares of its common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment plan) at a price of $10.00 per share (subject to certain volume discounts described in the prospectus), and $50.0 million in shares of its common stock to be sold pursuant to the Company’s distribution reinvestment plan at $9.50 per share, pursuant to the Follow-On Offering. As permitted by Rule 415 under the Securities Act, we continued the Initial Public Offering until April 12, 2013, the date the SEC declared the registration statement for the Follow-On Offering effective, which terminated our Initial Public Offering. As of April 12, 2013, the Company had accepted aggregate gross offering proceeds in its Initial Public Offering of $22,231,406. As of June 30, 2013, the Company had accepted aggregate gross offering proceeds in its Follow-On Offering of $280,251.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Repurchase Plan and Redeemable Common Stock

During the six months ended June 30, 2013, the Company redeemed $98,425 of common stock as a result of redemption requests. Proceeds from our distribution reinvestment plan for the year ended December 31, 2012 were $454,711, which under our share redemption plan establishes the maximum amount of redemption requests we may satisfy during the year ended December 31, 2013, subject to exceptional circumstances as determined by our Board of Directors. In September 2012, $59,005 of shares were repurchased based on extraordinary circumstances, leaving $395,706 available to fulfill redemption requests in 2013. As of June 30, 2013, we received a total of nine redemption requests during the six month period ended June 30, 2013 for an aggregate of 25,129 shares, not including the partially deferred redemption request from the year ended December 31, 2012 in the amount of $23,125. We honored the deferred redemption requests from 2012 in full. Of the remaining redemption requests, we honored a total of 7,500 shares aggregating $75,300. The average redemption price for the fulfilled redemptions during the six months ended June 30, 2013 was $9.84 per share. Funds for the payment of redemption requests were derived from the proceeds of our distribution reinvestment plan.

On June 27, 2013, following a meeting of its Board of Directors, the Company decided to explore strategic alternatives to enhance the growth of its portfolio. In anticipation of its review of strategic alternatives, the Board of Directors, including all of the Company’s independent directors, voted to suspend the Company’s share repurchase plan as of June 27, 2013 through the third quarter of 2013. In addition, the Company’s Board of Directors, including all of the Company’s independent directors, voted to suspend payment of pending repurchase requests under the share repurchase plan that were queued as of June 27, 2013 for repurchase.

As a result of the suspension of the share repurchase program, the repurchase requests received from stockholders during the second quarter of 2013, with respect to 17,629 shares aggregating $169,366, were suspended, remain queued for repurchase, and if and when the share repurchase plan resumes, as determined in the sole discretion of the Company’s Board of Directors, will be treated as a request for repurchase at the next repurchase date funds are available for repurchase, unless the stockholder withdraws his or her request prior to such date. The aggregate amount has been reclassified from redeemable common stock to other accrued liabilities as of June 30, 2013.

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

A summary of the status of the Company’s non-vested shares as of June 30, 2013, and changes during the six months ended June 30, 2013, is as follows:

Non Vested shares	Shares	Weighted average grant-date fair value
Balance at January 1, 2013	16,500	$165,000
Granted	-	-
Vested	(1,500)	(15,000)
Forfeited	-	-
Balance at June 30, 2013	15,000	$150,000

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2013, there was $95,000 of total unrecognized compensation cost related to unvested stock options granted under the independent director compensation plan. The original cost is expected to be recognized over a period of four years. The total fair value of shares vested during the six months ended June 30, 2013 was $15,000.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Distributions

Distributions, including distributions paid by issuing shares under the distribution reinvestment plan, for the six months ended June 30, 2013 were as follows:

	Distributions
2013	Declared	Paid
First Quarter	$393,291	$385,167
Second Quarter	412,265	413,477
Total	$805,556	$798,644

Distributions are calculated based on stockholders of record per day during the period. Cash distributions are calculated at a rate of $0.00191781 per share of common stock per day, which would equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share. Stock distributions are calculated at a rate of $0.00219178 per share of common stock per day, which would equal a daily amount that, if paid each day for a 365-day period, would equal an 8.0% annualized rate based on a purchase price of $10.00 per share.

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

Note 10 – Economic Dependency

The Company is dependent on the Advisor for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of its real estate portfolio; and other general and administrative responsibilities. In the event that the Advisor or its affiliates are unable to provide the respective services, the Company will be required to obtain such services from other sources.

Note 11 – Subsequent Events

The Company has performed an evaluation of subsequent events through the date the Company’s consolidated financial statements were issued. No material subsequent events, other than the items disclosed below, have occurred that required recognition or disclosure in these financial statements.

Entry into Purchase and Sale Agreement for The Gardens at Hillsboro Village

On July 26, 2013, Bell BR Hillsboro Village JV, LLC, or Hillsboro JV Entity, entered into a Purchase and Sale Agreement (the “Sale Agreement”), with Nicol Investment Company, LLC, an unaffiliated third party, for the sale of The Gardens at Hillsboro Village, located in Nashville, Tennessee, or the Hillsboro property. The Company holds an indirect 12.5% equity interest in the Hillsboro JV Entity. The sale price for the property is $44,000,000, subject to assumption of the existing Fannie Mae indebtedness on the Hillsboro property in the original principal amount of approximately $23,185,000 and subject to certain prorations and adjustments typical in a real estate transaction. The closing on the sale of the Hillsboro property is expected to occur in October or November 2013. There is no assurance such sale will occur as the sale of the Hillsboro property is subject to various contingencies as set forth in the Sale Agreement, including due diligence, the lender’s approval of the buyer’s assumption of the existing loan, and release of the existing guarantors under the loan, including Ramin Kamfar, Chairman of the Board of the Company, and James G. Babb, Chief Investment Officer and a director of the Company. The Sale Agreement also provides for certain representations, warranties and covenants by the Hillsboro JV Entity, the breach of which could require the Hillsboro JV Entity to indemnify Nicol Investment Company.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Disposition of Partial Interest in Berry Hill Managing Member JV Entity by the Company

On August 13, 2013, the Company, through its operating partnership’s wholly owned subsidiary, BEMT Berry Hill, LLC (“BEMT Berry Hill”), sold a 12.45% joint venture equity interest in BR Berry Hill Managing Member, LLC (the “Berry Hill Managing Member JV Entity”) to Bluerock Growth Fund, LLC, an affiliate of our Advisor, based on a third party appraisal for approximately $2,000,000, excluding disposition fees of $70,000 deferred by our Advisor. The Company now holds a 64.81% joint venture equity interest in the Berry Hill Managing Member JV Entity.

Second Amendment to Working Capital Line of Credit

On August 13, 2013, we entered into a Second Amendment to Line of Credit and Security Agreement with respect to our working capital line of credit, which is collateralized in part by our indirect equity interest in the Berry Hill Property. In connection with our sale of a portion of our interest in the Berry Hill Property, we requested a one-time release of the lien on the portion of the interest being sold and the proceeds generated by the sale. As a condition of granting the release, SOIF II and SOIF III required an amendment to our working capital line of credit. The amendment principally provides for the removal of the revolving feature of the line of credit such that we have no further capacity to borrow under the line of credit. Further, SOIF II and SOIF III required that the principal amount outstanding under the line of credit be increased $100,000 upon the release of the lien, and that this increase must be paid at the earlier of our next sale of an asset or the maturity date under the line of credit in October 2013.

Appointment of Chief Accounting Officer; Resignation of Chief Financial Officer

On August 5, 2013, Christopher J. Vohs was appointed as the Chief Accounting Officer of the Company. Effective August 9, 2013, Jerold E. Novack, resigned his position as Chief Financial Officer of the Company. Mr. Novack’s resignation was not the result of any disagreement relating to the Company’s accounting principles or practices, financial statement disclosure or the adequacy or effectiveness of the Company’s internal controls and procedures for financial reporting. Mr. Novack retains his roles as Chief Financial Officer and Senior Vice President – Asset Management of our Sponsor.

Independent Directors Stock Grants

On August 5, 2013, the Company’s three independent directors received an automatic grant of 2,500 shares each of restricted stock for their re-election to the Board of Directors.

Status of the Follow-On Offering

For the period July 1, 2013 through August 6, 2013, the Company sold approximately 23,456 shares of common stock for gross proceeds of $51,348 including issuances through its distribution reinvestment plan.

Distributions Paid

Distributions Declared Daily For Each Day in Month Listed	Date Paid	Total Distribution	Cash Distribution	Dollar amount of Shares Issued pursuant to the Distribution Reinvestment plan
June 2013	July 1, 2013	$136,564	$83,574	$52,990

July 2013	August 1, 2013	$135,123	$85,612	$49,501

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•	We have not been successful in raising capital under our public equity offerings and have very limited other sources of capital to meet our primary liquidity requirements; as a result, we may not be able to pay our short-term debt upon maturity or other liabilities and obligations when they come due and may not be able to further diversify our portfolio of properties.

•	We continue to generate negative operating cash flow as our current corporate operating expenses exceed the cash flow received from our investments in real estate joint ventures.

•	Unless we are able to locate alternative sources of capital to our Follow-On Offering to fund real estate investments, our general and administrative costs will remain high relative to the size of our portfolio.

•	We have a limited operating history, which makes our future performance difficult to predict.

•	We will rely on our Advisor, an affiliate of our officers and non-independent directors, to manage our business and select and manage investments. The success of our business will depend on the success of our Advisor in performing these duties.

•	Our officers and non-independent directors have substantial conflicts of interest because they also are officers and owners of our Advisor and its affiliates, including our sponsor and our dealer manager.

•	During the early stages of our operations, we have funded distributions from the un-invested proceeds of our public offering and expect to continue to fund distributions from the sale of assets, borrowings or other financing sources to the extent distributions exceed our earnings or cash flows from operations.

•	For the year ended December 31, 2012, and the six months ended June 30, 2013, none of our distributions paid during those periods were covered by our cash flow from operations or our funds from ongoing operations for those same periods.

•	We may fail to qualify as a REIT for federal income tax purposes. We would then be subject to corporate level taxation and we would not be required to pay any distributions to our stockholders.

All forward-looking statements should be read in light of the factors identified in Item 1A. Risk Factors and the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-184006) filed with the SEC, as the same may be amended and supplemented from time to time.

Overview

We were incorporated as a Maryland corporation on July 25, 2008. The Company was formed to acquire and develop a diversified portfolio of real estate, with a primary focus on well-located, Class A apartment properties with strong and stable cash flows, and to implement our advisor’s Value Creation strategy at those properties. We also intend to acquire well-located residential properties that we believe present significant opportunities for short-term capital appreciation, such as those requiring repositioning, renovation or redevelopment.

Our Total Equity decreased $2,562,602 from $11,037,961 as of December 31, 2012 to $8,475,359 as of June 30, 2013.  The decrease in our Total Equity is primarily attributable to our net loss of $2,422,297 for the period. As of April 12, 2013, the date we terminated our Initial Public Offering, we had accepted aggregate gross offering proceeds of $22,231,406.  Our Follow-On Offering for an aggregate primary offering of $500 million (exclusive of shares to be sold pursuant to our distribution reinvestment plan) was declared effective by the SEC on April 12, 2013. From the date of effectiveness through June 30, 2013, we raised $280,251 in gross proceeds under our Follow-On Offering. As of August 6, 2013, we have sold approximately 62,775 shares of common stock for gross proceeds of $330,251including issuances through our distribution reinvestment plan under our Follow-On Offering. Although the Company expected to raise capital through the Follow-On Offering to finance real estate investments and the Company’s primary liquidity requirements, the Follow-On Offering has not provided a viable source of capital for the Company and the Company does not believe it will be able to rely on capital raised in the Follow-On Offering as a means to fund its real estate business activities, including satisfying its liabilities and obligations.

The Company’s ongoing operating expenses exceed the cash flow received from its investments in real estate joint ventures, and therefore, we have continuing negative operating cash flow. The Company also has short-term affiliated debt maturing in October 2013. Because the Company does not believe it can rely on raising offering proceeds in the Follow-On Offering, the Company must seek other sources of funding to address short and long-term liquidity requirements. See “Liquidity and Capital Resources” below.

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

Results of Operations

The negative trend in our capital sources and liquidity issues discussed in “Overview” above is expected to have a material impact on the revenues and income derived from the operation of our assets unless we are able to obtain viable alternative financing arrangements to our Follow-On Offering. Other than this trend in our liquidity, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the apartment housing industry and real estate generally, which may be reasonably anticipated to have a material impact on the revenues or incomes to be derived from the operation of our assets.

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

The following is a summary of our operating investments as of the six months ended June 30, 2013:

Multifamily Community	Date Acquired	Number of Units	Our Ownership Interest in Property Owner	Occupancy %	NOI (in thousands)	Debt Service Coverage Ratio
Springhouse at Newport News	12/03/2009	432	38.25%	96%	$1,203	1.72
The Reserve at Creekside Village	03/31/2010	192	24.70%	93%	$574	1.74
The Estates at Perimeter	09/01/2010	240	25.00%	94%	$897	2.32
Gardens at Hillsboro Village	09/30/2010	201	12.50%	96%	$1,272	2.60
Enders Place at Baldwin Park	10/02/2012	198	48.40%	95%	$1,128	2.49
MDA City Apartments	12/17/2012	190	35.31%	93%	$1,547	1.49

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues, property operating expenses, management fees, depreciation and amortization, and real estate taxes and insurance increased due to the various equity interest investments entered into following the first quarter for the year ended December 31, 2012, including additional equity interest in the Springhouse and Creekside properties late in the second quarter of 2012, the acquisition of the Enders property and Berry Hill development property in the third quarter of 2012, and the acquisition of the MDA property in the fourth quarter of 2012. The structure of these business combinations allowed the Company to report consolidated financial information, not allowable in previous reporting periods. As the additional equity interests in the Springhouse and Creekside properties were not acquired until June 27, 2012, the prior period results reflect just days’ worth of financial information. Therefore, virtually all statement of operations financial items increased from the three months ended June 30, 2012 by the following amounts during the three months ended June 30, 2013; revenues by $3,442,285, property operating expenses by $982,969, management fees by $129,355, depreciation and amortization by $1,427,616, and real estate taxes and insurance by $428,885.

General and administrative expenses increased $103,500 from $384,252 for the three months ended June 30, 2012 to $487,752 for the three months ended June 30, 2013. This increase is primarily due to the addition of three properties to our portfolio during the last half of 2012, offset by a decrease in consulting fees attributable to the acquisitions performed in the second quarter of 2012.

Interest expense increased $1,253,752 from $44,783 for the three months ended June 30, 2012 to $1,298,535 for the three months ended June 30, 2013.  The increase in interest expense is primarily the result of the amortization of the fair value debt adjustment resulting from the consolidation of the Springhouse and Creekside properties late in the second quarter of 2012, having a significant impact on the current period expense on a comparative basis, and the interest expense associated with the affiliate working capital line of credit, entered into during the fourth quarter of 2012.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues, property operating expenses, management fees, depreciation and amortization, and real estate taxes and insurance increased due to the various equity interest investments entered into following the first quarter for the year ended December 31, 2012, including additional equity interest in the Springhouse and Creekside properties late in the second quarter of 2012, the acquisition of the Enders property and Berry Hill development property in the third quarter of 2012 and the acquisition of the MDA property, in the fourth quarter of 2012. The structure of these business combinations allowed the Company to report consolidated financial information, which was not allowable in previous reporting periods. As the additional equity interests in the Springhouse and Creekside properties were not acquired until June 27, 2012, the prior period results reflect a minimal amount of financial information. Therefore, virtually all statement of operations financial items increased from the six months ended June 30, 2012 by the following amounts during the six months ended June 30, 2013; revenues by $6,976,896, property operating expenses by $1,855,922, management fees by $257,867, depreciation and amortization by $3,307,167, and real estate taxes and insurance by $871,259.

General and administrative expenses increased $279,814 from $722,632 for the six months ended June 30, 2012 to $1,002,446 for the six months ended June 30, 2013. This increase is primarily due to the addition of three properties to our portfolio during the last half of 2012 and an increase in legal expenses associated with our business operations.

Interest expense increased $2,456,981 from $110,638 for the six months ended June 30, 2012 to $2,567,619 for the six months ended June 30, 2013.  The increase in interest expense is primarily the result of the amortization of the fair value debt adjustment resulting from the consolidation of the Springhouse and Creekside properties late in the second quarter of 2012, having a significant impact on the current period expense on a comparative basis, and the interest expense associated with the affiliate working capital line of credit, entered into during the fourth quarter of 2012.

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

Pursuant to the advisory agreement and the dealer manager agreement, we are obligated to reimburse our Advisor, the dealer manager or their affiliates, as applicable, for organization and other offering costs paid by them on our behalf; however, our Advisor is obligated to reimburse us to the extent selling commissions, dealer manager fees and organization and other offering costs incurred by us exceed 15% of gross proceeds from our Initial Public Offering and our Follow-On Offering, as applicable. Through June 30, 2013, including shares issued through our distribution reinvestment plan, we had sold 2,427,973 shares in the Initial Public and Follow-On Offerings for gross offering proceeds of $22,511,657 and recorded organization costs of $49,931, other offering costs of $4,013,559 and selling commissions and dealer manager fees of $2,134,298. In addition, our Advisor has incurred on our behalf $2,407,524 of offering costs.

Operating Expenses

Under our advisory agreement, our Advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our Advisor’s overhead, such as rent, employee costs, utilities and information technology costs. We do not, however, reimburse our Advisor for personnel costs in connection with services for which our Advisor receives acquisition, asset management or disposition fees or for personnel costs related to the salaries of our executive officers. Our charter limits our total operating expenses at the end of the four preceding fiscal quarters to the greater of (A) 2% of our average invested assets, or (B) 25% of our net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period. Notwithstanding the above, we may reimburse amounts in excess of the limitation if a majority or our independent directors determines that such excess amounts were justified based on unusual and non-recurring factors. If such excess expenses are not approved by a majority of our independent directors, the Advisor must reimburse us at the end of the four fiscal quarters the amount by which the aggregate expenses during the period paid or incurred by us exceeded the limitations provided above. We will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition, asset management or disposition fees. As of June 30, 2013 and December 31, 2012, the Board of Directors approved operating expenses to be expensed as incurred.

Liquidity and Capital Resources

Our primary liquidity requirements relate to (a) our operating expenses, (b) our maturing short-term debt, (c) capital requirements to fund development and renovations at existing properties and (d) distributions. Our current cash resources are inadequate to meet these needs as our current corporate operating expenses exceed the cash flow received from our investments in real estate joint ventures.

The primary reason for our negative operating cash flow is the amount of our general and administrative expenses relative to the size of our portfolio. Our general and administrative expenses were $1,002,446 for the six months ended June 30, 2013. These costs include accounting and related fees to our independent auditors, legal fees, costs of being an SEC reporting company, director compensation and directors and officers insurance premiums. We believe the properties underlying the Company’s real estate investments are performing well and had a portfolio-wide debt service coverage ratio of 2.12x and occupancy of 95% at June 30, 2013.

We believe that the most important uses of our capital resources will be to provide working capital to enable us to cover our negative operating cash flow and meet our maturing short-term debt obligation.

On September 20, 2012, the Company filed a registration statement on Form S-11 with the SEC, to register $500.0 million in shares of its common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment plan) at a price of $10.00 per share (subject to certain volume discounts described in the prospectus), and $50.0 million in shares of its common stock to be sold pursuant to the Company’s distribution reinvestment plan at $9.50 per share, pursuant to the Follow-On Offering to its then ongoing Initial Public Offering. As permitted by Rule 415 under the Securities Act, we continued the Initial Public Offering until April 12, 2013, the date the SEC declared the registration statement for the Follow-On Offering effective, which terminated our Initial Public Offering.

Although the Company expected to raise capital through the Follow-On Offering to finance real estate investments and its primary liquidity requirements, the Follow-On Offering has not been a viable source of capital for the Company and the Company does not believe it will be able to rely on capital raised in the Follow-On Offering as a means to fund its real estate business activities and liquidity requirements.

Therefore, the Company must seek other sources of funding to address short and long-term liquidity requirements. On April 3, 2013, the Company, through an affiliate, entered into a membership interest purchase agreement with an unaffiliated third party for the sale of the Company’s indirect equity investment in The Estates at Perimeter in Augusta, Georgia (the “Augusta Property”). The Company anticipated that the sale of its indirect equity investment in the Augusta Property would generate sufficient cash to support its short-term liquidity requirements; however, the purchaser terminated the membership interest purchase agreement on June 18, 2013, which created short-term liquidity issues. To address these issues, on August 13, 2013, following the approval of our Board of Directors, we sold, at third party appraised value, a 10.27% indirect equity interest in the 23Hundred@Berry Hill development project located in Nashville, Tennessee (the “Berry Hill Property”) to an affiliate, Bluerock Growth Fund, LLC, with the Company retaining an approximate 53.46% indirect equity interest in the project. The transaction generated proceeds to the Company of approximately $2,000,000, excluding disposition fees of $70,000 deferred by our Advisor, which the Company anticipates will support its primary liquidity requirements through the remainder of 2013, other than our working line of credit.

We also intend to strategically sell select assets to meet liquidity requirements and extend our affiliated working line of credit debt which matures on October 2, 2013. In this regard, The Gardens at Hillsboro Village in Nashville, Tennessee, in which the Company holds an indirect 12.5% joint venture equity interest, is under contract at a sales price of $44.0 million. This sale is expected to generate net proceeds to the Company of approximately $2.4 million, which would be used to help cover the Company’s operating expenses and liabilities, including the pay down of a portion of our working line of credit. The Company can provide no assurances that any such sale or sales will be consummated. In addition, the construction of our Berry Hill Property is currently ongoing and is expected to have its first move-ins in the third quarter of 2013 and is projected to be stabilized by the third quarter of 2014. To date, the Company’s funding obligations for this project have been a significant liquidity requirement. The project is expected to produce positive cash flow to the Company once stabilized.

With respect to debt financing, we intend to seek an extension of our existing $13.5 million affiliate working line of credit. On October 2, 2012, the Company entered into a working capital line of credit provided by Bluerock Special Opportunity + Income Fund II, LLC (“SOIF II”) and Bluerock Special Opportunity + Income Fund III, LLC (“SOIF III”), both of which are affiliates of our Sponsor, pursuant to which it may borrow up to $12.5 million (the “BMG LOC”). On March 4, 2013, the working capital line of credit was amended by increasing the commitment amount thereunder to $13.5 million and extending the initial term by six months to October 2, 2013, from the original maturity date of April 2, 2013. At June 30, 2013 and December 31, 2012, the outstanding balance on the working capital line of credit was $12,960,493 and $11,935,830, respectively, and $539,507 and $564,170 was available for borrowing, respectively. On August 13, 2013, the working capital line of credit was further amended in connection with our sale of the partial interest in our Berry Hill Property discussed above, to, among other things, remove the revolving feature of the line of credit such that we may not borrow any further under the line of credit. Thus, we do not view the line of credit as a source of liquidity.

We may also utilize other credit facilities or loans from affiliates or unaffiliated parties when possible. To date, the Company has relied on borrowing from affiliates to help finance its business activities. However, there are no assurances that the Company will be able to continue to borrow from affiliates or extend the maturity date of its existing affiliated line of credit.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 300% of our net assets unless a majority of our independent directors approves the borrowing. Our charter also requires that we disclose the justification for any borrowings in excess of the 300% leverage guideline in the next quarterly report. As of June 30, 2013, the percentage of our borrowings to our net assets was below the 300% guideline.

Our Sponsor has agreed to provide financial support to our Company sufficient for us to satisfy our obligations and debt service requirements as they come due until at least March 14, 2014, and satisfy all liabilities and obligations of our Company that we are unable to satisfy when due through March 14, 2014. Our Sponsor has deferred payment by the Company as needed of asset management fees, acquisition fees and organizational and offering costs incurred by the Company and has deferred current year reimbursable operating expenses, though the Sponsor is not currently funding cash shortfalls on behalf of the Company.

In addition, our policy is generally to pay distributions from cash flow from operations. However, all of our distributions to date have been paid from proceeds from our public offering, and may in the future be paid from additional sources, such as from borrowings, the sale of assets, advances from our Advisor and our Advisor’s deferral of its fees and expense reimbursements.  None of our distributions for the six months ended June 30, 2013 or the year ended December 31, 2012 were funded with our cash from ongoing operations for those same periods.

We expect to meet our long-term liquidity requirements, such as scheduled debt maturities, through additional asset sales or consummating other strategic alternatives. The Company has been exploring alternatives for a larger strategic transaction that would generate cash proceeds to the Company. The Company can make no assurances any of these funding arrangements or strategic transactions will occur, be successful or result in net proceeds to help the Company meet its liquidity requirements.

Cash Flows from Operating Activities

As of June 30, 2013, we owned indirect equity interests in seven real estate properties, five of which are consolidated for reporting purposes. During the six months ended June 30, 2013, net cash provided by operating activities was $1,715,339. After the net loss of $3,243,984 was adjusted for $3,063,944 in non-cash items, net cash provided by operating activities consisted of the following:

•	Increase in accounts payable and accrued liabilities of $1,586,888;
•	Decrease in accounts receivable and other assets of $192,011; and
•	Increase in our payables due to affiliates of $116,480.

Cash Flows from Investing Activities

During the six months ended June 30, 2013, net cash used in investing activities was $7,395,762, primarily due to asset additions at Berry Hill, our development property.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our Initial Public Offering and Follow-On Offering and repayments/proceeds from affiliate loans, less distributions paid to our stockholders. For the six months ended June 30, 2013, net cash provided by financing activities was $4,619,050, which consisted of the following:

•	Increase in borrowings on mortgages payable of $2,915,768;
•	Increase in borrowings on working capital line of credit of $1,024,663;
•	Increase in noncontrolling equity of $443,498, net of distributions; and
•	$1,399,763 of gross offering proceeds related to our Initial Public and Follow-On Offerings, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $139,549, and (2) offering costs paid by us directly in the amount of $466,590.

This was offset by:

•	Redemption of common stock of $98,425; and
•	$488,927 of net cash distributions, after giving effect to distributions reinvested by stockholders of $313,195.

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

We believe that MFFO is helpful in assisting management, investors and analysts assess the sustainability of our operating performance, and in particular, after our offering and acquisition stages are complete primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired. We expect that the exclusion of acquisition expense will be our most significant adjustment for the near future. We have incurred $65,462 and $143,018 of acquisition expense during the three and six months ended June 30, 2013, respectively. Acquisition and disposition fees of $216,376 were incurred during both the three and six months ended June 30, 2012.

In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management's investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Acquisition costs related to business combinations are to be expensed.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management's analysis of the investing and operating performance of our properties.  In addition, it provides investors with information about our operating performance so they can better assess the sustainability of our operating performance after our offering and acquisition stages are completed.  Acquisition expenses include those incurred with our Advisor or third parties. Table 1 presents our calculation of FFO and MFFO for the three and six months ended June 30, 2013 and 2012.

Because we have been raising capital in our Initial Public Offering since our inception, did not commence real estate operations until the end of 2009, made several additional equity investments in 2010, made no investments in 2011, made additional equity investments in 2012, as well as one disposition, and made no investments in the six months ended June 30, 2013, the results presented in Table 1 below are not directly comparable and should not be considered an indication of our future operating performance. Table 2 presents additional information about our MFFO on a property-level basis and presents our calculation of our pro-rata share of our investments’ MFFO for the three and six months ended June 30, 2013.

TABLE 1	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income (loss) available to common shareholders	$(1,196,165)	$4,907,003	$(2,422,297)	$4,456,936
Add: Pro-rata share of investments depreciation and amortization(1)	632,168	319,089	1,416,365	564,455
	(563,997)	5,226,092	(1,005,932)	5,021,391
Less: Pro-rata share of investments
gain on sale of joint venture interest and	-	(2,153,749)	-	(2,153,749)
gain on revaluation of equity on business combinations	-	(3,527,621)	-	(3,527,621)
FFO	$(563,997)	$(455,278)	$(1,005,932)	$(659,979)
Add: Pro-rata share of investments acquisition and disposition costs	62,382	216,376	140,103	216,376
MFFO	$(501,615)	$(238,902)	$(865,829)	$(443,603)

(1)	The real estate depreciation and amortization amount includes our share of consolidated real estate-related depreciation and amortization of intangibles, less amounts attributable to noncontrolling interests, and our similar estimated share of unconsolidated depreciation and amortization, which is included in earnings of our unconsolidated real estate joint venture investments.

TABLE 2	Three Months Ended June 30, 2013
	Springhouse	Creekside	Augusta	Hillsboro	Enders	MDA	Berry Hill	Total
Pro-rata share of properties’ income (loss)	$83,095	$26,291	$51,815	$45,765	$119,460	$81,805	$(84,982)	$323,249
Less:
Depreciation and amortization	(120,447)	(48,752)	(49,671)	(28,332)	(77,877)	(302,522)	(4,567)	(632,168)
Affiliate loan interest, net	-	-	-	-	(94,259)	(133,899)	(47,247)	(275,405)
Asset management and oversight fees	(22,252)	(8,309)	(11,968)	(7,739)	(31,662)	(41,990)	(2,345)	(126,265)
Acquisition and disposition costs	-	-	-	-	(296)	(1,719)	(60,367)	(62,382)
Corporate operating expenses(1)	(57,907)	(24,053)	(20,521)	(16,581)	(65,637)	(134,946)	(103,549)	(423,194)
Net income (loss)	$(117,511)	$(54,823)	$(30,345)	$(6,887)	$(150,271)	$(533,271)	$(303,057)	$(1,196,165)
Add:
Depreciation and amortization	120,447	48,752	49,671	28,332	77,877	302,522	4,567	632,168
FFO	$2,936	$(6,071)	$19,326	$21,445	$(72,394)	$(230,749)	$(298,490)	$(563,997)
Add:
Acquisition and disposition costs	-	-	-	-	296	1,719	60,367	62,382

MFFO	$2,936	$(6,071)	$19,326	$21,445	$(72,098)	$(229,030)	$(238,123)	$(501,615)

TABLE 2	Six Months Ended June 30, 2013
	Springhouse	Creekside	Augusta	Hillsboro	Enders	MDA	Berry Hill	Total
Pro-rata share of properties’ income (loss)	$176,769	$50,906	$117,380	$90,957	$243,494	$202,930	$(112,094)	$770,342
Less:
Depreciation and amortization	(223,433)	(81,083)	(99,159)	(56,483)	(321,866)	(629,774)	(4,567)	(1,416,365)
Affiliate loan interest, net	-	-	-	-	(169,711)	(259,464)	(97,548)	(526,723)
Asset management and oversight fees	(44,504)	(16,617)	(23,791)	(15,244)	(71,248)	(84,310)	(4,690)	(260,404)
Acquisition and disposition costs	(1,148)	-	-	-	(603)	(32,871)	(105,481)	(140,103)
Corporate operating expenses(1)	(114,000)	(48,118)	(41,435)	(33,103)	(135,026)	(276,505)	(200,857)	(849,044)
Net income (loss)	$(206,316)	$(94,912)	$(47,005)	$(13,873)	$(454,960)	$(1,079,994)	$(525,237)	$(2,422,297)
Add:
Depreciation and amortization	223,433	81,083	99,159	56,483	321,866	629,774	4,567	1,416,365
FFO	$17,117	$(13,829)	$52,154	$42,610	$(133,094)	$(450,220)	$(520,670)	$(1,005,932)
Add:
Acquisition and disposition costs	1,148	-	-	-	603	32,871	105,481	140,103

MFFO	$18,265	$(13,829)	$52,154	$42,610	$(132,491)	$(417,349)	$(415,189)	$(865,829)

(1)	Corporate operating expenses have been allocated amongst our portfolio based on the percentage of our investment in the joint venture to our total investments in joint ventures.

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

•	Directors stock compensation of $37,500 and $30,000 was recognized for the six months ended June 30, 2013 and 2012, respectively.
•	Amortization of deferred financing costs paid on behalf of our joint ventures of approximately $28,999 and $55,515 was recognized for the six months ended June 30, 2013 and 2012, respectively.

Distributions

On November 5, 2012, our Board of Directors declared distributions of $0.00191781 per common share based on daily record dates for the period from January 1, 2013 through March 31, 2013. On March 7, 2013, our Board of Directors declared distributions of $0.00191781 per common share based on daily record dates for the period from April 1, 2013 through June 30, 2013. Distributions payable to each stockholder of record were or will be paid in cash on or before the 15th day of the following month. A portion of each distribution may constitute a return of capital for tax purposes. We intend to make regular cash distributions to our stockholders, typically on a monthly basis. As current corporate operating expenses exceed cash flow received from our investments in real estate joint ventures, we can make no assurance that our Board of Directors will continue to approve monthly distributions at the current rate; however the recently approved distributions and the distributions paid to date represent an amount that, if paid each month for a 12-month period, would equate to a 7.0% annualized rate based on a purchase price of $10.00 per share.

On April 1, 2013, our Board of Directors approved stock distributions at a rate of $0.00219178 per share per day in shares of the Company’s common stock (based on a value of $10.00 per share of common stock), which would equal a daily amount that, if paid each day for a 365-day period, would equal an 8.0% annualized rate based on a purchase price of $10.00 per share. Stockholders are permitted to elect to receive stock distributions in lieu of cash distributions.

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

Distributions paid, cash flows from operations and FFO were as follows:

	Distributions Paid
Period	Cash	Reinvested	Total	Cash Flow from Operations	Distributions Declared	FFO
First Quarter 2013	$236,738	$148,429	$385,167	$89,886	$393,291	$(441,935)
Second Quarter 2013	251,884	161,593	413,477	1,625,453	412,265	(563,997)
Total	$488,622	$310,022	$798,644	$1,715,339	$805,556	$(1,005,932)

For the three and six months ended June 30, 2013, we paid total distributions, including distributions reinvested through our distribution reinvestment plan, of approximately $413,477 and $798,644, respectively, all of which were paid from offering proceeds. Our FFO for the three and six months ended June 30, 2013 was approximately $(563,997) and $(1,005,932), respectively. Our net loss for the three and six months ended June 30, 2013 was approximately $(1,196,165) and $(2,422,297), respectively. Since our inception on July 25, 2008 through June 30, 2013, we have paid total distributions, including distributions reinvested through our distribution reinvestment plan, of $2,670,905, all of which were paid from offering proceeds, and have had cumulative FFO of approximately $(8,765,389) and a cumulative net loss of approximately $(5,562,578). Of the 34 months in which we paid distributions prior to April 1, 2013, offering proceeds were used in all of those months to pay distributions. For the year ended December 31, 2012, we paid total distributions, including distributions reinvested through our distribution reinvestment plan, of approximately $1,125,350, all of which were paid from offering proceeds. Our FFO for the year ended December 31, 2012 was approximately $(3,084,900). Our net income for the year ended December 31, 2012 was approximately $3,920,841. For a discussion of how we calculate FFO and why our management considers it a useful measure of REIT operating performance as well as a reconciliation of FFO to our net loss, please see “—Funds from Operations and Modified Funds From Operations” above.

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 and Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” of our Notes to Consolidated Financial Statements.

Subsequent Events

Entry into Purchase and Sale Agreement for The Gardens at Hillsboro Village

On July 26, 2013, Bell BR Hillsboro Village JV, LLC, or Hillsboro JV Entity, entered into a Purchase and Sale Agreement (the “Sale Agreement”), with Nicol Investment Company, LLC, an unaffiliated third party, for the sale of The Gardens at Hillsboro Village, located in Nashville, Tennessee, or the Hillsboro property. The Company holds an indirect 12.5% equity interest in the Hillsboro JV Entity. The sale price for the property is $44,000,000, subject to assumption of the existing Fannie Mae indebtedness on the Hillsboro property in the original principal amount of approximately $23,185,000 and subject to certain prorations and adjustments typical in a real estate transaction. The closing on the sale of the Hillsboro property is expected to occur in October or November 2013. There is no assurance such sale will occur as the sale of the Hillsboro property is subject to various contingencies as set forth in the Sale Agreement, including due diligence, the lender’s approval of the buyer’s assumption of the existing loan, and release of the existing guarantors under the loan, including Ramin Kamfar, our Chairman of the Board, and James G. Babb, our chief Investment Officer and a director of the Company. The Sale Agreement also provides for certain representations, warranties and covenants by the Hillsboro JV Entity, the breach of which could require the Hillsboro JV Entity to indemnify Nicol Investment Company.

Disposition of Partial Interest in Berry Hill Managing Member JV Entity by the Company

On August 13, 2013, the Company, through its operating partnership’s wholly owned subsidiary, BEMT Berry Hill, LLC (“BEMT Berry Hill”), sold a 12.45% joint venture equity interest in BR Berry Hill Managing Member, LLC (the “Berry Hill Managing Member JV Entity”) to Bluerock Growth Fund, LLC, an affiliate of our Advisor, based on a third party appraisal for approximately $2,000,000, excluding disposition fees of $70,000 deferred by our Advisor. The Company now holds a 64.81% joint venture equity interest in the Berry Hill Managing Member JV Entity.

Second Amendment to Working Capital Line of Credit

On August 13, 2013, we entered into a Second Amendment to Line of Credit and Security Agreement with respect to our working capital line of credit, which is collateralized in part by our indirect equity interest in the Berry Hill Property. In connection with our sale of a portion of our interest in the Berry Hill Property, we requested a one-time release of the lien on the portion of the interest being sold and the proceeds generated by the sale. As a condition of granting the release, SOIF II and SOIF III required an amendment to our working capital line of credit. The amendment principally provides for the removal of the revolving feature of the line of credit such that we have no further capacity to borrow under the line of credit. Further, SOIF II and SOIF III required that the principal amount outstanding under the line of credit be increased $100,000 upon the release of the lien, and that this increase must be paid at the earlier of our next sale of an asset or the maturity date under the line of credit in October 2013.

Appointment of Chief Accounting Officer; Resignation of Chief Financial Officer

On August 5, 2013, Christopher J. Vohs was appointed as the Chief Accounting Officer of the Company. Effective August 9, 2013, Jerold E. Novack, resigned his position as Chief Financial Officer of the Company. Mr. Novack’s resignation was not the result of any disagreement relating to the Company’s accounting principles or practices, financial statement disclosure or the adequacy or effectiveness of the Company’s internal controls and procedures for financial reporting. Mr. Novack retains his roles as Chief Financial Officer and Senior Vice President – Asset Management of our Sponsor.

Independent Directors Stock Grants

On August 5, 2013, the Company’s three independent directors received an automatic grant of 2,500 shares each of restricted stock for their re-election to the Board of Directors.

Status of the Follow-On Offering

For the period July 1, 2013 through August 6, 2013, the Company sold approximately 23,456 shares of common stock for gross proceeds of $51,348 including issuances through its distribution reinvestment plan.

Distributions Paid

Distributions Declared Daily For Each Day in Month Listed	Date Paid	Total Distribution	Cash Distribution	Dollar amount of Shares Issued pursuant to the Distribution Reinvestment plan
June 2013	July 1, 2013	$136,564	$83,574	$52,990

July 2013	August 1, 2013	$135,123	$85,612	$49,501

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, we are not required to provide such information.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Accounting Officer, evaluated, as of June 30, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2013, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the six months ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report, you should carefully consider the factors identified in the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-184006) filed with the SEC, as the same may be amended and supplemented from time to time, as well as the risk factors described below. These risk factors could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

We face the maturity of our short-term debt, and we may be unable to repay, extend, or refinance this debt.

Our $13.5 million affiliate working line of credit is scheduled to mature on October 2, 2013, which we refer to as the BMG LOC. At June 30, 2013, $12,960,493 was outstanding under the BMG LOC. We intend to seek an extension of the BMG LOC, but there can be no assurance of such an extension. If we are unable to find alternative funding or extend or refinance this debt at maturity on acceptable terms, we might be forced to dispose of one or more of our properties on disadvantageous terms to satisfy this obligation, which could result in losses to us. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

Our exploration of potential strategic alternatives may be unsuccessful.

We continue to explore potential strategic alternatives for our Company. We caution that there can be no assurance that the exploration of strategic alternatives will result in any transaction, or that, if completed, any transaction will be on attractive terms.

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

Through June 30, 2013, including shares issued through our distribution reinvestment plan, we had sold approximately 2,427,973 shares of common stock in our Initial Public and Follow-On Offerings and raised gross offering proceeds of approximately $22,511,657.  From this amount, we incurred approximately $2,134,298 in selling commissions and dealer manager fees payable to our dealer manager. We had used approximately $12,061,723 of net proceeds to purchase interests in real estate, net of notes payable.

Unregistered Sale of Equity Securities

During the three and six months ended June 30, 2013, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Repurchases

The Company has previously adopted a share repurchase plan that may enable stockholders to sell their shares to the Company in limited circumstances.

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

The Company limits the dollar value of shares that may be repurchased under the program as described above. During the six months ended June 30, 2013, the Company redeemed $98,425 of common stock as a result of redemption requests. Proceeds from our distribution reinvestment plan for the year ended December 31, 2012 were $454,711, which under our share redemption plan establishes the maximum amount of redemption requests we may satisfy during the year ended December 31, 2013, subject to exceptional circumstances as determined by our Board of Directors. In September 2012, $59,005 of shares were repurchased based on extraordinary circumstances, leaving $395,706 available to fulfill redemption requests in 2013. As of June 30, 2013, we received a total of nine redemption requests during the six month period ended June 30, 2013 for an aggregate of 25,129 shares, not including the partially deferred redemption request from the year ended December 31, 2012 in the amount of $23,125. We honored the deferred redemption requests from 2012 in full. Of the remaining redemption requests, we honored a total of 7,500 shares aggregating $75,300. The average redemption price for the fulfilled redemptions during the six months ended June 30, 2013 was $9.84 per share. Funds for the payment of redemption requests were derived from the proceeds of our distribution reinvestment plan.

On June 27, 2013, following a meeting of its Board of Directors, the Company decided to explore strategic alternatives to enhance the growth of its portfolio. In anticipation of its review of strategic alternatives, the Board of Directors, including all of the Company’s independent directors, voted to suspend the Company’s share repurchase plan as of June 27, 2013 through the third quarter of 2013. In addition, the Company’s Board of Directors, including all of the Company’s independent directors, voted to suspend payment of pending repurchase requests under the share repurchase plan that were queued as of June 27, 2013 for repurchase.

As a result of the suspension of the share repurchase program, the repurchase requests received from stockholders during the second quarter of 2013, with respect to 17,629 shares aggregating $169,366, were suspended, remain queued for repurchase, and if and when the share repurchase plan resumes, as determined in the sole discretion of the Company’s Board of Directors, will be treated as a request for repurchase at the next repurchase date funds are available for repurchase, unless the stockholder withdraws his or her request prior to such date.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2013 through April 30, 2013	-	-	-	-
May 1, 2013 through May 31, 2013	75,300	$10.04	75,300	-
June 1, 2013 through June 30, 2013	-	-	-	-
Total	75,300	$10.04	75,300	(1)

(1)	A description of the maximum number of shares that may be purchased under our share repurchase plan is included in the narrative preceding this table.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

3.1	Articles of Amendment and Restatement of the Registrant (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).
3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-11 (No. 333-153135)).
3.3	Articles of Amendment of the Company, incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-184006).
4.1	Distribution Reinvestment Plan (included as Exhibit B to the Prospectus dated April 25, 2013, incorporated by reference to Exhibit B to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-184006)).
4.2	Form of Subscription Agreement (included as Exhibit A to the Prospectus dated April 25, 2013, incorporated by reference to Exhibit A to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-184006)).
10.1	Third Amended and Restated Advisory Agreement between Bluerock Multifamily Advisor, LLC, Bluerock Multifamily Holdings, L.P. and the Registrant dated February 27, 2013, incorporated by reference to Exhibit 10.3 to Post-Effective Amendment No. 1 to the Registrant’s Registration Statement on Form S-11 (No. 333-184006).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

DATE: August 14, 2013	/s/ Randy I. Anderson
Randy I. Anderson
Chief Executive Officer
(Principal Executive Officer)

DATE: August 14, 2013	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

