Form 10-Q
period 2013-09-30
Bluerock Multifamily Growth REIT, Inc.
filed 2013-11-18
CIK 1442626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 000-54946

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	26-3136483
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

712 Fifth Avenue, 9th Floor, New York, NY	10019
(Address or Principal Executive Offices)	(Zip Code)

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

As of November 4, 2013 the Registrant had 2,413,811 shares of Common Stock outstanding.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.
FORM 10-Q
September 30, 2013

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
BLUEROCK MULTIFAMILY GROWTH REIT, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Real Estate
Land	$25,750,000	$27,670,000
Building and improvements	97,687,164	115,428,011
Construction in progress	15,698,014	2,206,264
Furniture, fixtures and equipment	2,050,312	2,436,135
Total Gross Operating Real Estate Investments	141,185,490	147,740,410
Accumulated depreciation	(3,525,301)	(1,150,477)
Total Net Operating Real Estate	137,660,189	146,589,933
Operating real estate held for sale, net	19,531,487	-
Total Net Real Estate Investments	157,191,676	146,589,933
Cash and cash equivalents	2,349,181	2,789,163
Restricted cash	1,970,178	2,290,387
Due from affiliates	513,201	5,024
Accounts receivable, prepaids and other assets	530,640	547,600
Investments in unconsolidated real estate joint ventures (Note 5)	3,789,588	2,398,902
In-place leases, net	-	1,195,490
Deferred financing costs, net	740,026	814,932
Assets related to real estate held for sale	808,029	-
Total Assets	$167,892,519	$156,631,431

LIABILITIES, REEDEMABLE COMMON STOCK AND STOCKHOLDERS’ EQUITY
Mortgage payable	$89,060,328	$96,099,690
Line of credit (Note 6)	7,611,437	11,935,830
Accounts payable	3,159,253	747,339
Other accrued liabilities	2,620,900	2,412,376
Due to affiliates	2,018,864	1,822,567
Distributions payable	139,499	129,656
Liabilities related to real estate held for sale	15,145,134	-
Total Liabilities	119,755,415	113,147,458

Commitments and contingencies (Note 10)
Redeemable common stock	570,949	372,581

Stockholders’ Equity
Preferred stock, $0.01 par value, 250,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 749,999,000 shares authorized; 2,412,511 and 2,219,432 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	24,125	22,194
Nonvoting convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding	10	10
Additional paid-in-capital, net of costs	20,997,533	16,157,954
Cumulative distributions and net losses	(8,264,402)	(5,142,197)
Total Stockholders’ Equity	12,757,266	11,037,961
Noncontrolling interest	34,808,889	32,073,431
Total Equity	47,566,155	43,111,392
TOTAL LIABILITIES, REEDEAMBLE COMMON STOCK AND STOCKHOLDERS’ EQUITY	$167,892,519	$156,631,431

See Notes to Consolidated Financial Statements

BLUEROCK MULTIFAMILY GROWTH REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues
Net rental income	$2,975,101	$963,073	$8,754,751	$1,004,917
Other	122,702	34,231	349,905	36,712
Total revenues	3,097,803	997,304	9,104,656	1,041,629
Expenses
Property operating expenses	823,556	274,680	2,426,958	285,627
Management fees	109,309	40,662	328,108	42,471
Depreciation and amortization	1,061,685	698,314	4,088,893	729,318
General and administrative expenses	540,744	426,361	1,493,858	1,147,217
Asset management and oversight fees to affiliates	130,072	62,068	373,859	210,477
Real estate taxes and insurance	331,491	112,549	1,032,676	117,260
Acquisition costs	55,429	-	198,446	40,968
Total expenses	3,052,286	1,614,634	9,942,798	2,573,338
Other operating activities
Equity in operating earnings of unconsolidated joint ventures (Note 5)	(150,423)	18,479	(97,729)	12,729
Operating loss	(104,906)	(598,851)	(935,871)	(1,518,980)
Other income (expense)
Gain on revaluation of equity on business combination	-	-	-	2,284,656
Gain on sale of joint venture interests	-	-	-	2,014,533
Equity in gain on sale of real estate asset of unconsolidated joint venture (Note 5)	1,605,094	-	1,605,094	-
Interest expense, net	(1,137,769)	(219,170)	(3,461,251)	(324,209)
Total other (expense) income	467,325	(219,170)	(1,856,157)	3,974,980

Net income (loss) from continuing operations	362,419	(818,021)	(2,792,028)	2,456,000

Discontinued operations
(Loss) income on operations of rental property	(2,675)	(336,787)	(92,211)	833,596
(Loss) income from discontinued operations	(2,675)	(336,787)	(92,211)	833,596

Net income (loss)	359,744	(1,154,808)	(2,884,239)	3,289,596

Net loss attributable to noncontrolling interest	(171,969)	(434,938)	(993,656)	(447,470)

Net income (loss) attributable to common shareholders	$531,713	$(719,870)	$(1,890,583)	$3,737,066

Earnings (loss) per common share - continuing operations
Basic Income (Loss) Per Common Share	$0.22	$(0.57)	$(0.77)	$1.07
Diluted Income (Loss) Per Common Share	$0.22	$(0.57)	$(0.77)	$1.06

Earnings (loss) per common share – discontinued operations
Basic (Loss) Income Per Common Share	$(0.00)	$0.18	$(0.04)	$1.35
Diluted (Loss) Income Per Common Share	$(0.00)	$0.18	$(0.04)	$1.34

Weighted Average Basic Common Shares Outstanding	2,386,426	1,855,791	2,332,144	1,537,554
Weighted Average Diluted Common Shares Outstanding	2,402,143	1,855,791	2,348,204	1,553,873

See Notes to Consolidated Financial Statements

BLUEROCK MULTIFAMILY GROWTH REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Nonvoting Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Cumulative Distributions	Net Income (Loss) to Common Stockholders'	Noncontrolling Interests	Total Equity
Balance, January 1, 2012	1,000	$10	1,113,968	$11,140	$7,475,175	$(810,088)	$(7,061,122)	$-	$(384,885)
Issuance of restricted stock, net	-	-	7,500	75	81,175	-	-	-	81,250
Issuance of common stock, net	-	-	1,127,089	11,251	9,056,044	-	-	-	9,067,295
Redemptions of common stock	-	-	(29,125)	(272)	272	-	-	-	-
Transfers to redeemable common stock	-	-	-	-	(454,712)	-	-	-	(454,712)
Distributions declared	-	-	-	-	-	(1,191,828)	-	-	(1,191,828)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(398,116)	(398,116)
Noncontrolling interest upon acquisition	-	-	-	-	-	-	-	29,027,080	29,027,080
Net income	-	-	-	-	-	-	3,920,841	3,444,467	7,365,308
Balance at December 31, 2012	1,000	10	2,219,432	22,194	16,157,954	(2,001,916)	(3,140,281)	32,073,431	43,111,392
Issuance of restricted stock, net	-	-	4,500	45	73,705	-	-	-	73,750
Issuance of common stock, net	-	-	198,579	1,984	1,509,543	-	-	-	1,511,527
Redemptions of common stock	-	-	(10,000)	(98)	98	-	-	-	-
Transfers to redeemable common stock	-	-	-	-	(443,034)	-	-	-	(443,034)
Gain on partial sale of controlling interests	-	-	-	-	3,699,267	-	-	-	3,699,267
Distributions declared	-	-	-	-	-	(1,231,622)	-	-	(1,231,622)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(755,623)	(755,623)
Noncontrolling interests upon acquisition or addition	-	-	-	-	-	-	-	4,484,737	4,484,737
Net income (loss)	-	-	-	-	-	-	(1,890,583)	(993,656)	(2,884,239)
Balance at September 30, 2013 (Unaudited)	1,000	$10	2,412,511	$24,125	$20,997,533	$(3,233,538)	$(5,030,864)	$34,808,889	$47,566,155

See Notes to Consolidated Financial Statements

BLUEROCK MULTIFAMILY GROWTH REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$(2,884,239)	$3,289,596
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	4,583,563	1,134,898
Amortization of fair value adjustment	(605,081)	(125,281)
Equity in (income) loss of unconsolidated joint ventures	97,729	(4,049)
Gain on sale of joint venture interests	-	(2,014,533)
Equity in gain on sale of real estate asset of unconsolidated joint ventures	(1,687,594)	-
Gain on revaluation of equity on business combinations	-	(3,450,460)
Distributions from unconsolidated real estate joint ventures	263,272	476,619
Share-based compensation attributable to director’s stock compensation plan	73,750	45,000
Changes in operating assets and liabilities:
Due to affiliates	(446,042)	(1,379,032)
Accounts receivable, prepaids and other assets	(53,220)	(12,696)
Accounts payable and other accrued liabilities	3,446,367	40,216
Net cash provided by (used in) operating activities	2,768,505	(1,999,722)

Cash flows from investing activities:
Restricted cash	(469,090)	(196,368)
Cash acquired in excess of acquisition of consolidated real estate investments	-	96,057
Additions to consolidated real estate investments	(13,989,816)	(53,917)
Proceeds from sale of joint venture interests	2,000,040	2,957,622
Investment in unconsolidated real estate joint ventures	-	(6,457)
Net cash (used in) provided by investing activities	(12,458,866)	2,796,937

Cash flows from financing activities:
Distributions on common stock	(743,464)	(472,942)
Distributions to noncontrolling interests	(755,623)	(115,748)
Noncontrolling equity interest additions to consolidated real estate investments	920,908	-
Repayment on notes payable	-	(3,834,578)
Borrowings (repayments) on mortgages payable	8,291,815	(119,196)
Borrowings from line of credit	1,200,019	-
Deferred financing fees	10,814	-
Issuance of common stock, net	405,897	7,443,431
Payments to redeem common stock	(98,425)	(271,772)
Net cash provided by financing activities	9,231,941	2,629,195

Net (decrease) increase in cash and cash equivalents	(458,420)	3,426,410
Cash and cash equivalents at beginning of period	2,789,163	420,570
Cash and cash equivalents at end of period	$2,330,743	$3,846,980

BLUEROCK MULTIFAMILY GROWTH REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Continued)

Supplemental Disclosure of Cash Flow Information – Cash Interest Paid	$661,991	$100,024

Supplemental Disclosure of Noncash Transactions:
Distributions payable	$139,499	$114,367
Redemptions payable	$169,366	$23,125
Accrued offering costs	$680,852	$399,236
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan including $14,276 and $43,868 declared but not yet reinvested at September 30, 2013 and 2012, respectively	$443,034	$312,407
Receivable for common stock issuances pursuant to the distribution reinvestment plan	$(14,276)	$(43,868)
Line of credit release and extension fee	$175,356	$-
Reduction of line of credit balance in exchange for sale of joint venture equity interest	$5,524,412	$-
Net assets acquired	$-	$5,187,724

See Notes to Consolidated Financial Statements

BLUEROCK MULTIFAMILY GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business

Bluerock Multifamily Growth REIT, Inc. (the “Company”) was incorporated on July 25, 2008 under the laws of the state of Maryland. The Company has elected to be treated, and currently qualifies, as a real estate investment trust or REIT for Federal income tax purposes. The Company was incorporated to raise capital and acquire a diverse portfolio of residential real estate assets.  Our day-to-day operations are managed by Bluerock Multifamily Advisor, LLC (our “Advisor”), under an advisory agreement (the “Advisory Agreement”).  The Advisory Agreement has a one-year term expiring October 14, 2014, and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and us. The use of the words “we,” “us” or “our” refers to Bluerock Multifamily Growth REIT, Inc. and its subsidiary Bluerock Multifamily Holdings, L.P., or our operating partnership, except where the context otherwise requires.  Bluerock Real Estate, L.L.C. is our sponsor (our “Sponsor”).

On August 22, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of its common stock in a primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers and up to $285,000,000 in shares pursuant to its distribution reinvestment plan at $9.50 per share (the “Initial Public Offering”).  The SEC declared the Company’s registration statement effective on October 15, 2009.  As of May 20, 2010, the Company had received gross offering proceeds sufficient to satisfy the minimum offering amount for the Initial Public Offering.  Accordingly, the Company broke escrow with respect to subscriptions received from all states in which the shares were then being offered.  On September 20, 2012, the Company filed a registration statement on Form S-11 with the SEC, to register $500.0 million in shares of its common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment program) at a price of $10.00 per share (subject to certain volume discounts described in the prospectus), and $50.0 million in shares of its common stock to be sold pursuant to the Company’s distribution reinvestment plan at $9.50 per share, pursuant to a follow-on offering to the Initial Public Offering (the “Follow-On Offering,” and together with the Initial Public Offering, the “Prior Public Offerings”). As permitted by Rule 415 under the Securities Act, we continued the Initial Public Offering until April 12, 2013, the date the SEC declared the registration statement for the Follow-On Offering effective, which terminated the Company’s Initial Public Offering.   As of April 12, 2013, the Company had accepted aggregate gross offering proceeds in its Initial Public Offering of $22,231,406.

After consideration by the Company’s Board of Directors of strategic alternatives to enhance the growth of our portfolio and the slow rate at which we raised funds in our continuous registered offerings, on August 23, 2013, at the recommendation of its Advisor and following the approval of its Board of Directors, the Company terminated its Follow-On Offering, effective September 9, 2013. As of September 9, 2013, the Company had accepted aggregate gross Follow-On Offering proceeds of approximately $330,251 and aggregate gross Follow-On distribution reinvestment plan proceeds of approximately $275,848. As of September 30, 2013, the Company had redeemed a total of 45,850 shares sold in the Initial Public Offering for $433,532.  In conjunction with the termination of the Follow-On Offering, the Company also terminated its dealer manager agreement, effective September 9, 2013.

The Company’s ongoing operating expenses exceed the cash flow received from its investments in real estate joint ventures.  The Company could not rely on raising offering proceeds in the Follow-On Offering to meet its liquidity needs and has a limited amount of cash resources. The Company must seek other sources of funding to address short and long-term liquidity requirements.  The Company anticipated that the sale of its indirect equity investment in The Estates at Perimeter in Augusta, Georgia would generate sufficient cash to support its short-term liquidity requirements; however, the purchaser terminated the membership interest purchase agreement on June 18, 2013. To address short-term liquidity needs, on August 13, 2013, following the approval of our Board of Directors, we sold a 10.27% indirect equity interest in the 23Hundred@Berry Hill development project located in Nashville, Tennessee to an affiliate, Bluerock Growth Fund, LLC, a Delaware limited liability company, with the Company retaining an approximate 53.46% indirect equity interest in the project. The transaction generated proceeds to the Company of approximately $2,000,040, excluding disposition fees of approximately $69,470 deferred by our Advisor, which the Company anticipates will support its primary liquidity requirements through the remainder of 2013.  Further, on August 29, 2013, we transferred an additional 28.36% indirect equity interest in the Berry Hill property, or the Additional Berry Hill Interest, to Bluerock Special Opportunity + Income Fund III, LLC (“SOIF III”), an affiliate of our Advisor, in exchange for a $5,524,412 reduction of the outstanding principal balance of our affiliate working capital line of credit, based on a third party appraisal, excluding a disposition fee of approximately $191,886 deferred by our Advisor.  If necessary, to meet additional short-term liquidity requirements, the Company may seek to sell assets selectively. The Company can provide no assurances that any such sale or sales will be consummated. The Company will also seek to utilize credit facilities obtained from affiliates or unaffiliated third parties when possible and also seek to extend its existing affiliate working line of credit, which matures in April 2014 but may be extended at our election for an additional six months. To date, the Company has relied on borrowing from affiliates to help finance its business activities. However, there are no assurances that the Company will be able to continue to borrow from affiliates or extend the maturity date of its existing affiliated line of credit. The Company is also exploring alternatives for a larger strategic transaction that would generate cash proceeds to the Company and/or improve operating cash flow. The Company can make no assurances any of these funding arrangements or strategic transactions will occur or be successful.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s Sponsor has deferred payment by the Company as needed of asset management fees, acquisition fees and organizational and offering costs incurred by the Company and has deferred current year reimbursable operating expenses through March 14, 2014, though the Sponsor is not currently advancing cash on behalf of the Company. During the nine months ended September 30, 2013, the Company paid the Advisor approximately $500,000 of its outstanding accounts payable.

As a result of these circumstances and unless the Company is able to locate alternative sources of financing as discussed above, the Company expects that it will continue to generate negative cash flow as its general and administrative costs will remain higher relative to the size of the Company’s portfolio, and that its portfolio will not be as diversified as it otherwise would be if the Company had been able to raise capital successfully through its continuous registered offerings.

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

Certain amounts in prior year presentations have been reclassified to conform with current period presentation.  Balances and amounts associated with the property held for sale at September 30, 2013 in the consolidated balance sheet for that period and for the statements of operations for the three and nine months ended September 30, 2013 and 2012 have been reclassified to discontinued operations to conform with current year presentation.  See Note 3, “Real Estate Assets Held for Sale and Sale of Joint Venture Equity Interests” for further explanation.  Also, balances associated with construction in progress have been reclassified from Building and improvements in the consolidated balance sheet as of December 31, 2012 to conform with current year presentation.  These reclassifications had no effect on previously reported results of operations.

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

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  For further information refer to the financial statements and notes thereto included in our audited consolidated financial statements for the year ended December 31, 2012 contained in the Annual Report on Form 10-K as filed with the SEC.

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

BLUEROCK MULTIFAMILY GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selling Commissions and Dealer Manager Fees

In connection with the Follow-On Offering, the Company paid the dealer manager up to 7.0% and 2.6% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively. A reduced sales commission and dealer manager fee was paid with respect to certain volume discount sales. No sales commission or dealer manager fee was paid with respect to shares issued through the distribution reinvestment plan. The dealer manager could re-allow all or a portion of sales commissions earned to participating broker-dealers. The dealer manager could re-allow, in its sole discretion, to any participating broker-dealer a portion of its dealer manager fee as a marketing fee.  As of September 30, 2013 and December 31, 2012, the Company has incurred $2,137,994 and $1,994,749, respectively, of selling commissions and dealer manager fees.

Note 3 – Real Estate Assets Held for Sale and Sale of Joint Venture Equity Interests

Real Estate Assets Held for Sale

ASC Topic 360-10, Property, Plant and Equipment – Overall, requires a long-lived asset to be classified as “held for sale” in the period in which certain criteria are met.  The Company classifies real estate assets as held for sale after the following conditions have been satisfied: (1) management, having the appropriate authority, commits to a plan to sell the asset, (2) the initiation of an active program to sell the asset, and (3) the asset is available for immediate sale and it is probable that the sale of the asset will be completed within one year.

The Company periodically classifies real estate assets as held for sale, and these assets and their liabilities are stated separately on the accompanying consolidated balance sheets.  The real estate assets held for sale and the liabilities related to real estate assets held for sale, representative of the Creekside Property, as of September 30, 2013, were as follows:

Real Estate Assets Held for Sale
September 30, 2013
Operating properties held for sale	$19,531,487
Other assets	808,029
Assets held for sale	$20,339,516

Liabilities Related to Real Estate Assets Held for Sale
September 30, 2013
Property indebtedness	$14,726,096
Other liabilities	318,802
Liabilities related to assets held for sale	$15,044,898

Sale of Joint Venture Equity Interests

On August 13, 2013, the Company sold a 10.27% indirect joint venture equity interest in a to-be developed class A, mid-rise apartment community known as 23Hundred @ Berry Hill, (the “Berry Hill Property”) pursuant to the terms of a Membership Interest Purchase and Sale Agreement (the “MIPA”) with Bluerock Growth Fund, LLC, a Delaware limited liability company and an affiliate of the Sponsor, with the Company retaining an approximate 53.46% indirect equity interest in the Berry Hill Property. The sale generated proceeds to the Company of $2,000,040, excluding a disposition fee of approximately $69,470 payable per the Advisory Agreement between the Company and its Advisor and deferred by the Advisor, and subject to certain prorations and adjustments typical in a real estate transaction.  The Company realized a gain on the partial sale of controlling interests of $971,699, net of disposition fees. As this partial sale of the Company’s controlling interest did not result in a change of control, the gain has been recorded as an adjustment to additional paid-in capital and the proportionate carrying value of the partial interest has been reclassified to noncontrolling interests. The sale price in the transaction was determined based on an MAI, independent appraisal dated August 2013 for the Berry Hill Property underlying the subject joint venture.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On August 29, 2013, the Company sold an additional 28.36% indirect joint venture equity interest in the Berry Hill Property to SOIF III, an affiliate of the Company, in exchange for a $5,524,412 reduction of the outstanding principal balance of a working capital line of credit provided by Bluerock Special Opportunity + Income Fund II, LLC (“SOIF II”) and SOIF III (the “SOIF LOC”), both of which are affiliates of our Sponsor. The consideration for the Berry Hill Interest was based on the proportionate share of the appraised value of the Berry Hill Property as determined by an MAI, independent appraisal dated August 2013 for the Berry Hill Property, excluding a disposition fee of approximately $191,886 payable per the Advisory Agreement between the Company and the Advisor, and deferred by the Advisor, and was subject to certain prorations and adjustments typical in a real estate transaction.  The Company realized a gain on the partial sale of controlling interests of $2,727,568, net of disposition fees. As this partial sale of the Company’s controlling interest did not result in a change of control, the gain has been recorded as an adjustment to additional paid-in capital and the proportionate carrying value of the partial interest has been reclassified to noncontrolling interests.

Following these transactions, the Company owns a 25.1% indirect joint venture equity interest in the Berry Hill Property.

On September 30, 2013, the Company, through its indirect joint venture equity interest in Bell BR Hillsboro Village JV, LLC (the “Hillsboro Managing Member JV Entity”), sold the underlying real estate asset to an unaffiliated third party for $44,000,000. The sale generated proceeds to the Company of approximately $2,439,204 based on its proportionate ownership, after closing costs and reserves and excluding a disposition fee of $82,500 payable per the Advisory Agreement between the Company and its Advisor and deferred by the Advisor.  The Company recognized a gain of $1,687,594 through its proportionate share of the equity interest in the property.

Note 4 – Investments in Real Estate

As of September 30, 2013, the Company was invested in five operating real estate properties and one development property through joint venture partnerships.  The following table provides summary information regarding the Company’s in-service investments ($ in thousands), which are either consolidated or presented on the equity method of accounting.

					Joint Venture Equity Investment Information
Multifamily Community Name/Location	Approx. Rentable Square Footage	Number of Units	Date Acquired	Property Acquisition Cost(1)	Gross Amount of Our Investment	Our Ownership Interest in Property Owner	Approx. Annualized Base Rent(2)	Average Annual Effective Rent Per Unit(3)	Approx. % Leased(4)
Springhouse at Newport News/Newport News, Virginia	310,826	432	12/3/2009	$29,250	$2,670	38.25%	$4,390	$10	93%
The Reserve at Creekside Village/Chattanooga, Tennessee	211,632	192	3/31/2010	$14,250	$717	24.70%	$2,332	$12	92%
The Estates at Perimeter/ Augusta, Georgia	266,148	240	9/1/2010	$24,950	$1,931	25.00%	$2,991	$12	94%
Enders Place at Baldwin Park/Orlando, Florida	234,600	198	10/02/2012	$25,100	$4,599	48.40%	$3,492	$18	95%
MDA Apartments/Chicago, Illinois(5)	160,290	190	12/17/2012	$54,900	$6,098	35.31%	$4,899	$26	94%
Total/Average	1,183,496	1,252		$148,450	$16,015		$18,104	$15	94%

(1)	Property Acquisition Cost excludes acquisition fees and closing costs.
(2)
Annualized base rent is calculated by annualizing the current, in-place monthly base rent for leases as of September 30, 2013 and does not take into account any rent concessions or prospective rent increases. Total concessions for the nine months ended September 30, 2013 amounted to approximately $439,330.

(3)	Annual effective rent per unit includes the effect of tenant concessions over the term of the lease.
(4)	Percent leased is calculated as (i) the number of units under commenced leases as of September 30, 2013, divided by (ii) total number of units, expressed as a percentage.
(5)	The approximate rentable square footage for the MDA Apartments includes 8,200 square feet of retail space.

On October 18, 2012, the Company acquired a 58.575% indirect equity interest and, on December 17, 2012, the Company acquired an additional 5.158% indirect equity interest in the Berry Hill Property, for a total investment of $4.2 million. Subsequently, the Company has partially disposed of its indirect equity interest, as described in Note 3, “Real Estate Assets Held for Sale and Sale of Joint Venture Equity Interests” above. The Berry Hill Property is anticipated to consist of approximately 194,275 rentable square feet encompassing 266 units. First move-ins are projected in November 2013.  The total projected development cost is approximately $33.7 million, or $129,580 per unit.  As of September 30, 2013, $21.1 million in development costs had been incurred by the Berry Hill Property joint venture, of which the Company has funded its proportionate share of the equity in the amount of $8.3 million.

  BLUEROCK MULTIFAMILY GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2013, the major components of our consolidated real estate properties, Springhouse at Newport News, The Reserve at Creekside Village, Enders Place at Baldwin Park, 23Hundred @ Berry Hill and MDA Apartments, were as follows:

Property	Land	Building and Improvements	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Springhouse	$6,500,000	$27,631,082	$-	$1,071,094	$35,202,176
Creekside	1,920,000	17,953,934	-	484,127	20,358,061
Enders	4,750,000	19,241,837	284,934	523,859	24,800,630
Berry Hill	5,000,000	-	15,014,061	-	20,014,061
MDA	9,500,000	50,814,245	399,019	455,359	61,168,623
	$27,670,000	$115,641,098	$15,698,014	$2,534,439	$161,543,551
Less: Accumulated Depreciation	-	(3,828,341)	-	(523,534)	(4,351,875)
Totals	$27,670,000	$111,812,757	$15,698,014	$2,010,905	$157,191,676

Depreciation expense was $1,070,824 and $3,201,754 for the three and nine months ended September 30, 2013, respectively.  Depreciation expense was $450,972 and $470,972 for the three and nine months ended September 30, 2012.

Costs of intangibles related to our consolidated investments in real estate consist of the value of in-place leases and deferred financing costs.  In-place leases are amortized over the remaining term of the in-place leases, approximately a six-month term, and deferred financing costs are amortized over the life of the related loan.  Amortization expense related to our in-place leases and deferred financing costs was $157,320 and $1,381,809 for the three and nine months ended September 30, 2013.  Amortization expense related to our in-place leases and deferred financing costs was $635,674 and $663,926 for the three and nine months ended September 30, 2012.

Operating Leases

The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary.  The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated.  The Company retains substantially all of the risks and benefits of ownership of the consolidated real estate assets leased to tenants.  Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit.  Amounts required as a security deposit vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts.  Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit.  Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $257,206 and $234,370 as of September 30, 2013 and December 31, 2012, respectively, for the Company’s consolidated real estate properties.  No individual tenant represents over 10% of the Company’s annualized base rent for the consolidated real estate properties.

Note 5 – Equity Method Investments

The Company accounted for the acquisitions of our unconsolidated interests in properties through managing member LLCs in accordance with the provisions of the Topic 810 Consolidation of the FASB ASC.  Following is a summary of the Company’s ownership interest by property, for investments we report under the equity method of accounting at September 30, 2013 and December 31, 2012.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property	Joint Venture Interest	Managing Member LLC Interest	Indirect Equity Interest in Property
Augusta	50.00%	50.00%	25.00%
Hillsboro	37.57%	33.27%	12.50%

The carrying amount of the Company’s investments in unconsolidated joint ventures was $3,789,588 and $2,398,902 as of September 30, 2013 and December 31, 2012, respectively.  Summary unaudited financial information for Augusta and Hillsboro Balance Sheets as of September 30, 2013 and December 31, 2012 and Operating Statements for the three months and nine months ended September 30, 2013 and 2012, is as follows:

	September 30, 2013	December 31, 2012
Balance Sheet:
Real estate, net of depreciation	$22,363,505	$53,693,437
Other assets	21,072,660	1,397,388
Total assets	$43,436,165	$55,090,825

Mortgage payable	$17,676,465	$41,016,809
Other liabilities	987,779	816,716
Total liabilities	$18,664,244	$41,833,525
Stockholders’ equity	24,771,921	13,257,300
Total liabilities and stockholders’ equity	$43,436,165	$55,090,825

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Operating Statement:
Rental revenues	$1,606,398	$1,604,232	$4,834,889	$4,749,491
Operating expenses	(1,412,880)	(603,606)	(2,569,652)	(1,673,970)
Income before debt service, acquisition costs, and depreciation and amortization	193,518	1,000,626	2,265,237	3,075,521

Mortgage interest	(421,376)	(430,158)	(1,260,673)	(1,281,124)
Depreciation and amortization	(275,023)	(421,053)	(1,112,676)	(1,229,341)
Net income (loss)	(502,881)	149,415	(108,112)	565,056
Net income attributable to JV partners	(361,577)	(130,097)	(21,179)	(486,409)
	(141,304)	19,318	(86,933)	78,647
Amortization of deferred financing costs paid on behalf of joint ventures	9,119	(838)	10,796	(2,515)

Equity in earnings (loss) of unconsolidated joint ventures	$(150,423)	$18,480	$(97,729)	$76,132

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

BLUEROCK MULTIFAMILY GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Line of Credit

On October 2, 2012, the Company entered into   the SOIF LOC, a working capital line of credit provided by SOIF II and SOIF III, both of which are affiliates of our Sponsor, pursuant to which it could borrow up to $12.5 million. The SOIF LOC may be prepaid without penalty. Under the original terms of the line of credit, the SOIF LOC was to bear interest compounding monthly at a rate of 30-day LIBOR + 6.00%, subject to a minimum rate of 7.50%, annualized for three months, and thereafter to bear interest compounding monthly at a rate of 30-day LIBOR + 6.00%, subject to a minimum rate of 8.50% for the remainder of the initial term.  As described below, beginning October 3, 2013, the SOIF LOC began bearing interest at a rate of 10.0% per annum.  Interest on the SOIF LOC will be paid on a current basis from cash flow distributed to the Company from its real estate assets and, if necessary, sales of real estate assets on a selective basis. The SOIF LOC is secured by a pledge of the Company’s unencumbered real estate assets, including those of its wholly owned subsidiaries. On March 4, 2013, the working capital line of credit was amended by increasing the commitment amount thereunder to $13.5 million and extending the initial 6-month term by six months to October 2, 2013, from the original maturity date of April 2, 2013. On August 13, 2013, the working capital line of credit was further amended in connection with our sale of the partial interest in our Berry Hill Property, to, among other things, remove the revolving feature of the line of credit such that we may not borrow any further under the SOIF LOC. Further, SOIF II and SOIF III required that the principal amount outstanding under the line of credit be increased $100,000 upon the release of the lien, and that this increase must be paid at the earlier of our next sale of an asset or the maturity date under the line of credit in October 2013. On August 29, 2013, the working capital line of credit was further amended in consideration for a paydown and in exchange for payment of a 1% extension fee in the amount of $75,356 and an increase in the interest rate to 10% per annum, effective beginning on October 3, 2013, to extend the maturity date for an additional six months to April 2, 2014, with an additional option to further extend the term an additional six months for an additional 1% extension fee.  All other terms remain unchanged.  At September 30, 2013 and December 31, 2012, the outstanding balance on the working capital line of credit was $7,611,437 and $11,935,830, respectively, and no amount and $564,170 was available for borrowing, respectively.

Note 7 – Fair Value of Financial Instruments

As of September 30, 2013 and December 31, 2012, the Company believes the carrying values of cash and cash equivalents and receivables and payables from affiliates, accounts payable, accrued liabilities, distribution payable and notes payable approximate their fair values based on their highly-liquid nature and/or short-term maturities, including prepayment options.  As of September 30, 2013, the carrying value and approximate fair value of the mortgage payables, as presented on the balance sheet, were $103.8 million and $101.3 million, respectively.  The fair value of mortgage payables is estimated based on the Company’s current interest rates (Level 3 inputs) for similar types of borrowing arrangements.  The only nonrecurring fair value measurements during the nine months ended September 30, 2013 and the year ended December 31, 2012 were in connection with the consolidation of previously unconsolidated properties, as discussed in Note 3, “Business Combinations and Sale of Joint Venture Equity Interests” in the Company’s Annual Report on Form 10-K as filed with the SEC.

Note 8 – Related Party Transactions

In connection with the Company’s investments in Enders, Berry Hill and the MDA Apartments, it entered into the SOIF LOC with SOIF II and SOIF III, the terms of which are described above in Note 6 – Line of Credit. Cash payments by the Company on the SOIF LOC as of the nine months ended September 30, 2013 were $1,637,328, including interest.  The Company also paid down an additional $5,524,412 in exchange for selling part of its joint venture interest in Berry Hill to SOIF III, as discussed in Note 3, “Business Combinations and Sale of Joint Venture Equity Interests” above.

As of September 30, 2013, $2,396,605 of organizational and offering costs have been incurred on the Company’s behalf by the Advisor since inception. The Company is liable to reimburse these costs to the Advisor only to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the applicable offering. In 2010, the Company reimbursed the Advisor for approximately $508,000 of these costs.  When recorded by the Company, organizational costs are expensed and third-party offering costs are charged to stockholders’ equity.   As of  September 30, 2013, $3,619,115 of offering costs have been charged to stockholders’ equity and, in 2010, $49,931 of organizational costs were expensed. The organizational and offering costs exceed the 15% threshold discussed above, and given the termination of the Initial Public Offering in April 2013 and the Follow-On Offering in September 2013, the Company has recorded a receivable of approximately $508,000 due from the Advisor for the previously reimbursed organizational and offering costs.

The Advisor performs its duties and responsibilities as the Company’s fiduciary under an Advisory Agreement. The Advisory Agreement has a one-year term expiring October 14, 2014, and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Company and its Advisor. The Advisor conducts the Company’s operations and manages its portfolio of real estate investments under the terms of the Advisory Agreement.  Certain of the Company’s affiliates will receive fees and compensation in connection with the acquisition, management and sale of its real estate investments.

The Advisor is entitled to receive a monthly asset management fee for the services it provides pursuant to the Advisory Agreement. On September 26, 2012, the Company amended the Advisory Agreement to reduce the monthly asset management fee from one-twelfth of 1.0% of the higher of the cost or the value of each asset to one-twelfth of 0.65% of the higher of the cost or the value of each asset, where (A) cost equals the amount actually paid, excluding acquisition fees and expenses, to purchase each asset it acquires, including any debt attributable to the asset (including any debt encumbering the asset after acquisition), provided that, with respect to any properties the Company develops, constructs or improves, cost will include the amount expended by the Company for the development, construction or improvement, and (B) the value of an asset is the value established by the most recent independent valuation report, if available, without reduction for depreciation, bad debts or other non-cash reserves.  The asset management fee will be based only on the portion of the cost or value attributable to our investment in an asset if the Company does not own all of an asset.

  BLUEROCK MULTIFAMILY GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Advisory Agreement, the Advisor is entitled to receive an acquisition fee for its services in connection with the investigation, selection, sourcing, due diligence and acquisition of a property or investment.  On September 26, 2012, the Company amended its Advisory Agreement to increase the acquisition fee from 1.75% to 2.50% of the purchase price. The purchase price of a property or investment will equal the amount paid or allocated to the purchase, development, construction or improvement of a property, inclusive of expenses related thereto, and the amount of debt associated with such real property or investment. The purchase price allocable for joint venture investments will equal the product of (1) the purchase price of the underlying property and (2) the Company’s ownership percentage in the joint venture. Acquisition and disposition fees of $399,284 and $542,302 were incurred during the three and nine months ended September 30, 2013, respectively.  Acquisition and disposition fees of no amount and $216,376 were incurred during the three and nine months ended September 30, 2012, respectively.

The Advisor is also entitled to receive a financing fee for any loan or line of credit, made available to the Company. The Advisor may re-allow some or all of this fee to reimburse third parties with whom it may subcontract to procure such financing for the Company. On October 21, 2013, the Company amended its Advisory Agreement to decrease the financing fee from 1.0% to 0.25% of any loan made to the Company. In addition, to the extent the Advisor provides a substantial amount of services in connection with the disposition of one or more of our properties or investments (except for securities that are traded on a national securities exchange), the Advisor will receive fees equal to the lesser of (A) 1.5% of the sales price of each property or other investment sold or (B) 50% of the selling commission that would have been paid to a third-party broker in connection with such a disposition. In no event may disposition fees paid to the Advisor or its affiliates and unaffiliated third parties exceed in the aggregate 6% of the contract sales price. On October 21, 2013, the Company amended its Advisory Agreement to change the disposition fee to only 1.5% of the sales price of each property or other investment sold, such that the disposition fee is no longer determined based on selling commissions payable to third-party sales brokers.

In addition to the fees payable to the Advisor, the Company reimburses the Advisor for all reasonable expenses incurred in connection with services provided to the Company, subject to the limitation that it will not reimburse any amount that would cause the Company’s total operating expenses at the end of the four preceding fiscal quarters to exceed the greater of 2% of our average invested assets or 25% of its net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period.  Notwithstanding the above, the Company may reimburse amounts in excess of the limitation if a majority of its independent directors determines such excess amount was justified based on unusual and non-recurring factors. If such excess expenses are not approved by a majority of the Company’s independent directors, the Advisor must reimburse us at the end of the four fiscal quarters the amount by which the aggregate expenses during the period paid or incurred by us exceeded the limitations provided above.  The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition, asset management or disposition fees.  Due to the limitation discussed above and because operating expenses incurred directly by the Company exceeded the 2% threshold, the Board of Directors, including all of its independent directors, reviewed the total operating expenses for the four fiscal quarters ended December 31, 2012 and the Company’s total operating expenses for the four fiscal quarters ended September 30, 2013 and unanimously determined the excess amounts to be justified because of the costs of operating a public company in its early stage of operation and the Company’s initial difficulties with raising capital, which are expected to be non-recurring.  As the Board of Directors has previously approved such expenses, all operating expenses for the year ended 2012 and the nine months ended September 30, 2013 have been expensed as incurred.

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

Pursuant to the terms of the Advisory Agreement, summarized below are the related party amounts payable to our Advisor, as well as other affiliates, as of September 30, 2013 and December 31, 2012.  During the nine months ended September 30, 2013, the Company paid the Advisor approximately $500,000 of its outstanding accounts payable.

	September 30, 2013	December 31, 2012
Asset management and oversight fees	$822,308	$426,938
Acquisition fees and disposition fees	780,788	322,440
Financing fees	5,891	5,891
Reimbursable operating expenses	254,700	431,850
Reimbursable offering costs	187,697	197,300
Reimbursable organizational costs	49,931	49,931
Other	17,785	388,217
Total related-party amounts payable	$2,119,100	$1,822,567

As of September 30, 2013 and December 31, 2012, we had $7,814 and $5,024, respectively, in receivables due to us from related parties other than our Advisor.

Note 9 – Stockholders’ Equity

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders, less dividends on restricted stock expected to vest plus gains on redemptions on common stock, by the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common shareholders by the sum of the weighted average number of common shares outstanding and any potential dilutive shares for the period.  Under the two-class method of computing earnings per share, net income (loss) attributable to common shareholders is computed by adjusting net income (loss) for the non-forfeitable dividends paid on non-vested restricted stock.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the components of basic and diluted net income (loss) per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss) from continuing operations attributable to common shareholders	$534,388	$(1,056,657)	$(1,798,372)	$1,654,460
Dividends on restricted stock expected to vest	(2,773)	(3,127)	(8,409)	(8,575)
Gain on redemption of common stock(2)	-	250	1,575	4,018
Basic net income (loss) from continuing operations attributable to common shareholders	$531,615	$(1,059,534)	$(1,805,206)	$1,649,903
Basic net (loss) income from discontinued operations attributable to common shareholders	$(2,675)	$(336,787)	$(92,211)	$833,596

Weighted average common shares outstanding	2,386,426	1,855,791	2,332,144	1,537,554

Potential dilutive shares (1)	15,717	-	-	16,319
Weighted average common shares outstanding and potential dilutive shares	2,402,143	1,855,791	2,332,144	1,553,873

Basic income (loss) from continuing operations per share	$0.22	$(0.57)	$(0.77)	$1.07
Basic (loss) income from discontinued operations per share	$-	$0.18	$(0.04)	$1.35

Diluted income (loss) from continued operations per share	$0.22	$(0.57)	$(0.77)	$1.06
Diluted (loss) income from discontinued operations per share	$-	$0.18	$(0.04)	$1.34

(1)  Excludes 16,060 shares for the nine months ended September 30, 2013 and 17,723 shares for the three months ended September 30, 2012 related to non-vested restricted stock as the effect would be anti-dilutive.  Also excludes any dilution related to the 1,000 shares of convertible stock as currently there would be no conversion into common shares.

(2)   Represents the difference between the fair value and carrying amount of the common stock upon redemption.

Common Stock

Pursuant to its Initial Public Offering, the Company offered to the public up to $1 billion in shares of its common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment plan) for $10.00 per share, with discounts available for certain categories of purchasers, and up to $28.5 million in shares of common stock to be issued pursuant to our distribution reinvestment plan at $9.50 per share.  On September 20, 2012, the Company filed a registration statement on Form S-11 with the SEC, to register $500.0 million in shares of its common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment plan) at a price of $10.00 per share (subject to certain volume discounts described in the prospectus), and $50.0 million in shares of its common stock to be sold pursuant to the Company’s distribution reinvestment plan at $9.50 per share, pursuant to the Follow-On Offering. As permitted by Rule 415 under the Securities Act, we continued the Initial Public Offering until April 12, 2013, the date the SEC declared the registration statement for the Follow-On Offering effective, which terminated our Initial Public Offering.  As of April 12, 2013, the Company had accepted aggregate gross offering proceeds in its Initial Public Offering of $22,231,406.  On August 23, 2013, at the recommendation of its Advisor and following the approval of its Board of Directors, the Company terminated its Follow-On Offering, effective September 9, 2013. As of September 9, 2013, the Company had accepted aggregate gross offering proceeds in its Follow-On Offering of $330,251, excluding shares sold pursuant to the Company’s distribution reinvestment plan.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Repurchase Plan and Redeemable Common Stock

During the nine months ended September 30, 2013, the Company redeemed $98,425 of common stock as a result of redemption requests. Proceeds from our distribution reinvestment plan for the year ended December 31, 2012 were $454,711, which under our share redemption plan establishes the maximum amount of redemption requests we may satisfy during the year ended December 31, 2013, subject to exceptional circumstances as determined by our Board of Directors. In September 2012, $59,005 of shares were repurchased based on extraordinary circumstances, leaving $395,706 available to fulfill redemption requests in 2013.  As of September 30, 2013, we received a total of nine redemption requests during the nine month period ended September 30, 2013 for an aggregate of 25,129 shares, not including the partially deferred redemption request from the year ended December 31, 2012 in the amount of $23,125. We honored the deferred redemption requests from 2012 in full. Of the remaining redemption requests, we honored a total of 7,500 shares aggregating $75,300.  The average redemption price for the fulfilled redemptions during the nine months ended September 30, 2013 was $9.84 per share. Funds for the payment of redemption requests were derived from the proceeds of our distribution reinvestment plan.

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

On August 23, 2013, the Company’s Board of Directors, including all of the Company’s independent directors, voted to terminate the Company’s Distribution Reinvestment Plan (“DRP”).  The termination of the DRP eliminated the source of proceeds for the repurchase of shares under the share repurchase plan and, therefore, the Company’s Board of Directors, including all of the Company’s independent directors, voted to terminate the share repurchase plan, effective as of September 9, 2013.

As a result of the termination of the share repurchase program, the repurchase requests received from stockholders during the second quarter of 2013, with respect to 17,629 shares aggregating $169,366, will not be fulfilled.  The aggregate amount has been reclassified from redeemable common stock to other accrued liabilities as of September 30, 2013.

Stock-based Compensation for Independent Directors

The Company’s independent directors received an automatic grant of 5,000 shares of restricted stock on the effective date of the Initial Public Offering and will receive an automatic grant of 2,500 shares of restricted stock when such directors are reelected at each annual meeting of the Company’s stockholders thereafter. Each person who thereafter is elected or appointed as an independent director will receive an automatic grant of 5,000 shares of restricted stock on the date such person is first elected as an independent director and an automatic grant of 2,500 shares of restricted stock when such director is reelected at each annual meeting of our stockholders thereafter. To the extent allowed by applicable law, the independent directors will not be required to pay any purchase price for these grants of restricted stock. The restricted stock will vest 20% at the time of the grant and 20% on each anniversary thereafter over four years from the date of the grant. All restricted stock may receive distributions, whether vested or unvested. The value of the restricted stock to be granted is not determinable until the date of grant.  During the nine months ended September 30, 2013, 2,500 shares of restricted stock have been granted to each of the three independent directors.

A summary of the status of the Company’s non-vested shares as of September 30, 2013, and changes during the nine months ended September 30, 2013, is as follows:

Non Vested shares	Shares	Weighted average grant-date fair value
Balance at January 1, 2013	16,500	$165,000
Granted	7,500	75,000
Vested	(6,000)	(60,000)
Forfeited	-	-
Balance at September 30, 2013	18,000	$180,000

  BLUEROCK MULTIFAMILY GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2013, there was $133,750 of total unrecognized compensation cost related to unvested stock options granted under the independent director compensation plan. The original cost is expected to be recognized over a period of four years. The total fair value of shares vested during the nine months ended September 30, 2013 was $60,000.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Distributions

Distributions, including distributions paid by issuing shares under the distribution reinvestment plan, for the nine months ended September 30, 2013 were as follows:

	Distributions
2013	Declared	Paid
First Quarter	$393,291	$385,167
Second Quarter	412,265	413,477
Third Quarter	426,066	423,134
Total	$1,231,622	$1,221,778

Distributions were calculated based on stockholders of record per day during the period. Cash distributions were calculated at a rate of $0.00191781 per share of common stock per day, which would equal a daily amount that, if paid each day for a 365-day period, would equal a 7.0% annualized rate based on a purchase price of $10.00 per share. Stock distributions were calculated at a rate of $0.00219178 per share of common stock per day, which would equal a daily amount that, if paid each day for a 365-day period, would equal an 8.0% annualized rate based on a purchase price of $10.00 per share.

Note 10 – Commitments and Contingencies

The Company is subject to various legal actions and claims arising in the ordinary course of business. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations or liquidity of the Company.

Note 11 – Economic Dependency

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

Note 12 – Subsequent Events

The Company has performed an evaluation of subsequent events through the date the Company’s consolidated financial statements were issued.  No material subsequent events, other than the items disclosed below, have occurred that required recognition or disclosure in these financial statements.

Amended Advisory Agreement

On October 21, 2013, the Board of Directors of the Company, including its independent directors, approved the renewal and amendment of the Third Amended and Restated Advisory Agreement dated February 27, 2013 (the “Advisory Agreement”) by and among the Company, the Company’s Advisor, and Bluerock Multifamily Holdings, L.P., the Company’s operating partnership (the “Operating Partnership”). The Company, the Advisor and the Operating Partnership have entered into a First Amendment to Third Amended and Restated Advisory Agreement effective October 14, 2013 (the “First Amendment”), which (i) renews and extends the Advisory Agreement through October 14, 2014, (ii) reflects a change in the disposition and financing fees payable to the Advisor and (iii) modifies the terms by which the Advisory Agreement may be terminated.

Pursuant to the terms of the Advisory Agreement, as compensation to the Advisor for providing a substantial amount of services to the Company in connection with the disposition of one or more of the Company’s properties or investments, a disposition fee (the “Disposition Fee”) equal to the lesser of (A) 1.5% of the sales price of each property or other investment sold, or (B) 50% of the selling commission that would have been paid to a third-party sales broker in connection with such disposition, was to be paid by the Company to the Advisor. Pursuant to the First Amendment, the Disposition Fee payable to the Advisor has been amended to be only 1.5% of the sales price of each property or other investment sold and is no longer subject to determination based on selling commissions payable to third-party sales brokers.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition, a financing fee in the amount of 1.0% of any loan made to the Company (the “Financing Fee”) was to be paid to the Advisor. Pursuant to the First Amendment, the Financing Fee has been amended to 0.25% of any loan made to the Company. Except as amended by the First Amendment, the terms of the renewed Advisory Agreement are identical to those of the Advisory Agreement that was previously in effect.

Resignation of Chief Executive Officer

Effective October 31, 2013, Randy I. Anderson resigned as Chief Executive Officer of the Company, for personal reasons. Mr. Anderson was previously appointed as Chief Executive Officer of our Company on February 26, 2013 by the Board of Directors at the recommendation of R. Ramin Kamfar, Chairman of the Board of Directors. Mr. Anderson has also resigned from his position as Chief Executive Officer of our Advisor, and from his position as President of our Sponsor, both of which are affiliates of the Company. Mr. Anderson’s resignation was for personal reasons and not the result of any disagreements with the Company on any matters relating to the company’s operations, policies or practices.

Appointment of Chief Executive Officer

On October 31, 2013, the Board of Directors appointed Mr. Kamfar, age 50, to serve as Chief Executive Officer of the Company and Chief Executive Officer of our Advisor until his successor is elected and qualifies or until his earlier death, resignation or removal. The appointment of Mr. Kamfar as Chief Executive Officer was not made pursuant to any arrangement or understanding between him and any other person. Mr. Kamfar previously served as Chief Executive Officer of the Company from its inception until the appointment of Mr. Anderson on February 26, 2013.

Distributions Paid

Distributions Declared Daily For Each Day in Month Listed	Date Paid	Total Distribution	Cash Distribution	Dollar amount of Shares Issued pursuant to the Distribution Reinvestment Plan

September 2013	October 1, 2013	$125,263	$125,263	$-

October 2013	November 1, 2013	$143,393	$143,393	$-

Declaration of Cash Distributions

On October 21, 2013, the Company’s Board of Directors authorized cash distributions payable to the stockholders of record at the close of business on each of October 31, 2013, November 30, 2013 and December 31, 2013. Distributions payable to each stockholder of record will be paid on or before November 15, 2013, December 15, 2013 and January 15, 2014, respectively. The declared distributions for the month of October 2013 equal $0.05945211 per share of common stock, the declared distributions for the month of November 2013 equal $0.0575343 per share of common stock and the declared distributions for the month of December 2013 equal $0.05945211 per share of common stock. A portion of each distribution may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare distributions or at these rates.

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

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

•     Our portfolio consists primarily of investments in apartment communities concentrated in certain markets.  Any adverse developments in local economic conditions or the demand for apartment units in these markets may negatively impact our operating results.

•     Our previous public equity offerings have resulted in inadequate capital raises and we have very limited sources of capital to meet our primary liquidity requirements; as a result, we may not be able to pay our short-term debt upon maturity or other liabilities and obligations when they come due, which may limit our ability to fully consummate our business plan and diversify our portfolio

•     We continue to generate negative operating cash flow as our current corporate operating expenses exceed the cash flow received from our investments in real estate joint ventures.

•     Unless we are able to locate alternative sources of capital to fund real estate investments, our general and administrative costs will remain high relative to the size of our portfolio.

•     We have a limited operating history, which makes our future performance difficult to predict.

•     We will rely on our Advisor, an affiliate of our officers and non-independent directors, to manage our business and select and manage investments. The success of our business will depend on the success of our Advisor in performing these duties.

•     Our officers and non-independent directors have substantial conflicts of interest because they also are officers and owners of our Advisor and its affiliates, including our sponsor.

•     During the early stages of our operations, we have funded distributions from offering proceeds, borrowings and the sale of assets to the extent distributions exceeded our earnings or cash flows from operations, and may do so in the future if we are unable to make distributions with our cash flows from our operations. There is no limit on the amount of offering proceeds we may use to fund distributions. Distributions paid from sources other than cash flow or funds from operations may constitute a return of capital to our stockholders. Rates of distribution may not be indicative of our operating results.

•     For the year ended December 31, 2012, and the nine months ended September 30, 2013, none of our distributions paid during those periods were covered by our cash flow from operations or our funds from ongoing operations for those same periods.

•     We may fail to qualify as a REIT for federal income tax purposes. We would then be subject to corporate level taxation and we would not be required to pay any distributions to our stockholders.

All forward-looking statements should be read in light of the factors identified in Item 1A. Risk Factors and the “Risk Factors” section of our Registration Statement on Form S-11 (File No. 333-184006) filed with the SEC.

Overview

We were incorporated as a Maryland corporation on July 25, 2008.  The Company was formed to acquire and develop a diversified portfolio of real estate, with a primary focus on well-located, Class A apartment properties with strong and stable cash flows, and to implement our Advisor’s Value Creation strategy at those properties. “Class A” properties are generally properties that are recently built or substantially rehabilitated. Class A properties typically contain high-end interior finishes and modern ceiling heights, and offer a variety of amenities, which may include fitness/spa facilities, resort-style pool, business center and WiFi connectivity, and outdoor/indoor social gathering spaces. We also intend to acquire well-located residential properties that we believe present significant opportunities for short-term capital appreciation, such as those requiring repositioning, renovation or redevelopment.

We are externally advised by our Advisor, an affiliate of our Sponsor. We conduct our operations through our operating partnership, of which we are the sole general partner.

Our revenue is derived from residents under existing leases at the apartment properties underlying our real estate joint ventures. Our operating cash flow is principally dependent on the number of apartment properties in our portfolio; rental rates; occupancy rates; operating expenses associated with these apartment communities; and the ability of residents to make their rental payments. Our ongoing operating expenses exceed the cash flow received from our investments in real estate joint ventures, and therefore, we have continuing negative operating cash flow. See ‘‘— Liquidity and Capital Resources’’ below.

As of September 30, 2013, our portfolio consisted of interests in six properties, all acquired through joint ventures, five of which were operational, and one of which was in development. We did not commence real estate operations until the end of 2009 when we made our first equity investment, made several additional equity investments in 2010, made no investments in 2011, made additional equity investments in 2012, as well as one disposition, and made no investments and one disposition in the nine months ended September 30, 2013.

We intend to make reserve allocations as necessary to aid our objective of preserving capital for our stockholders by supporting the maintenance and viability of properties we acquire. If reserves and any other available income become insufficient to cover our operating expenses and liabilities, it may be necessary to obtain additional funds by borrowing, refinancing properties or liquidating our investment in one or more properties. There is no assurance that such funds will be available or, if available, that the terms will be acceptable to us.

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

Our Prior Public Offerings

We raised capital in our continuous registered offering since our inception until September 9, 2013, when we terminated our continuous registered offering. On August 22, 2008, we filed a registration statement on Form S-11 with the SEC to offer a maximum of $1 billion in shares of our common stock in a primary offering, at an offering price of $10.00 per share, and $285 million in shares of our common stock pursuant to a distribution reinvestment program, at an offering price of $9.50 per share which registration statement was declared effective by the SEC on October 15, 2009 (the “Initial Public Offering”).

As of the year ended December 31, 2012, we raised $21.1 million in gross proceeds in our Initial Public Offering.  A primary use of funds during the year ended December 31, 2012 was the pay down of affiliate notes and short term debt of approximately  $3.8 million. Our total stockholder’s equity increased $11.4 million from a deficit of $384,885 as of December 31, 2011 to equity of $11.0 million as of December 31, 2012. The increase in our total stockholder’s equity is primarily attributable to gross proceeds raised along with a $2.2 million gain on the sale of our Meadowmont property and a $12.2 million gain on business combinations, not including any acquisition or disposition costs.

On September 20, 2012, we filed a registration statement on Form S-11 with the SEC, to register $500 million in shares of our common stock (exclusive of shares to be sold pursuant to our distribution reinvestment program) at a price of $10.00 per share, and $50.0 million in shares of our common stock to be sold pursuant to our distribution reinvestment plan at $9.50 per share, pursuant to a follow-on offering to the Initial Public Offering (the “Follow-On Offering,” and together with the Initial Public Offering, the “Prior Public Offerings”). As of April 12, 2013, the date we terminated our Prior Public Offering, we had accepted aggregate gross offering proceeds of $22.2 million.

Our total stockholders’ equity increased $1.8 million from $11.0 million as of December 31, 2012 to $12.8 million as of September 30, 2013.  The increase in our total stockholders’ equity is primarily attributable to the cumulative gain of $3,699,367, net of disposition fees, which we realized on the partial sale of our controlling indirect joint venture equity interest in the Berry Hill property, reflected in our additional paid-in capital, offset by our net loss of $1,890,583 for the period.  From the date of effectiveness of our Follow-On Offering through September 9, 2013, we sold aggregate gross primary offering proceeds of approximately $330,251 under our Follow-On Offering. After consideration by our Board of strategic alternatives to enhance the growth of our portfolio and the slow rate at which we raised funds in our continuous registered offerings, we terminated the Follow-On Offering on September 9, 2013, including the related distribution reinvestment program. We raised an aggregate of $22.6 million in gross proceeds from the sale of shares of our common stock in the Prior Public Offerings.

Results of Operations

The negative trend in our capital sources and liquidity issues discussed above is expected to have a material impact on the revenues and income derived from the operation of our assets unless we are able to obtain viable alternative financing arrangements to our Follow-On Offering.  Other than this trend in our liquidity, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the apartment housing industry and real estate generally, which may be reasonably anticipated to have a material impact on the revenues or incomes to be derived from the operation of our assets.

Note 3, “Business Combinations and Sale of Joint Venture Equity Interests,” to the Consolidated Financial Statements in our Annual Report on Form 10-K, filed with the SEC on March 13, 2013, provides a discussion of the various purchases and sales of joint venture equity interests following the first quarter of 2012. These transactions have resulted in material changes to the presentation of our financial statements.

The following is a summary of our operating investments as of the nine months ended September 30, 2013:

Multifamily Community	Date Acquired	Number of Units	Our Ownership Interest in Property Owner	Occupancy %	Debt Service Coverage Ratio

Springhouse at Newport News	12/03/2009	432	38.25%	93%	2.54

The Reserve at Creekside Village	03/31/2010	192	24.70%	92%	2.20

The Estates at Perimeter	09/01/2010	240	25.00%	94%	2.28

Enders Place at Baldwin Park	10/02/2012	198	48.40%	95%	2.48

MDA City Apartments	12/17/2012	190	35.31%	94%	1.55

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues, property operating expenses, management fees, depreciation and amortization, and real estate taxes and insurance increased due to the various equity interest investments entered into following the second quarter for the year ended December 31, 2012, including the acquisition of the Enders property, Berry Hill development property and MDA property in the fourth quarter of 2012. Due to these additional acquisitions, virtually all statement of operations financial items increased from the three months ended September 30, 2012 by the following amounts compared to the three months ended September 30, 2013; revenues by $2,100,499, property operating expenses by $548,876, management fees by $68,647, depreciation and amortization by $363,371, and real estate taxes and insurance by $218,942.

General and administrative expenses increased $114,383 from $426,361 for the three months ended September 30, 2012 to $540,744 for the three months ended September 30, 2013. This increase is primarily due to the addition of three properties to our portfolio during the second half of 2012, offset by a decrease in consulting fees attributable to the additional equity interest in the Springhouse and Creekside properties acquired at the end of the second quarter of 2012, incurred in the third quarter of 2012.

Equity in gain on sale of real estate asset of unconsolidated joint venture represents the gain from the sale of the Hillsboro property.

(Loss) income from discontinued operations decreased $334,112 from a $336,787 loss for the three months ended September 30, 2012 to a loss of $2,675 for the three months ended September 30, 2013 primarily due to a large one-time painting project which occurred at the Creekside property during the three months ended September 30, 2012, as well as amortization of in-place leases during the three months ended September 30, 2012. The in-place leases were fully amortized in December 2012, so no such expense was recognized during the three months ended September 30, 2013.

Interest expense increased $918,599 from $219,170 for the three months ended September 30, 2012 to $1,137,769 for the three months ended September 30, 2013. The increase in interest expense is primarily the result of the amortization of the fair value debt adjustment resulting from the consolidation of the Springhouse property late in the second quarter of 2012, having a significant impact on the current period expense on a comparative basis, and the interest expense associated with the affiliate working capital line of credit, entered into during the fourth quarter of 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues, property operating expenses, management fees, depreciation and amortization, and real estate taxes and insurance increased due to the various equity interest investments entered into following the first quarter for the year ended December 31, 2012, including additional equity interest in the Springhouse and Creekside properties late in the second quarter of 2012, the acquisition of the Enders property, Berry Hill development property and the MDA property in the fourth quarter of 2012. The structure of these business combinations allowed us to report consolidated financial information for these investments; we had reported all of our investments under the equity method in previous reporting periods. As the additional equity interests in the Springhouse and Creekside properties were not acquired until June 27, 2012, the prior period results reflect only a partial period of financial information for those investments. Therefore, virtually all statement of operations financial items increased from the nine months ended September 30, 2012 by the following amounts compared to the nine months ended September 30, 2013; revenues by $8,063,027, property operating expenses by $2,141,331, management fees by $285,637, depreciation and amortization by $3,359,575, and real estate taxes and insurance by $915,416.

General and administrative expenses increased $346,641 from $1,147,217 for the nine months ended September 30, 2012 to $1,493,858 for the nine months ended September 30, 2013. This increase is primarily due to the addition of three properties to our portfolio during the last half of 2012 and an increase in legal expenses associated with our business operations.

Gain on sale of JV interests of $2,014,533 represents the gain on sale of our Meadowmont property in June 2012. There were no such sales for the 2013 period.

Equity in gain on sale of real estate asset of unconsolidated joint venture represents the gain from the sale of the Hillsboro property.

(Loss) income from discontinued operations decreased $925,807 from a gain of $833,596 for the nine months ended September 30, 2012 to a loss of $92,211 for the nine months ended September 30, 2013 primarily due to the gain on revaluation of equity on business combination of $1,242,964 we recognized related to additional equity interests purchased in our Creekside property in June 2012.

Interest expense increased $3,137,042 from $324,209 for the nine months ended September 30, 2012 to $3,461,251 for the nine months ended September 30, 2013. The increase in interest expense is primarily the result of the amortization of the fair value debt adjustment resulting from the consolidation of the Springhouse property late in the second quarter of 2012, having a significant impact on the current period expense on a comparative basis, and the interest expense associated with the affiliate working capital line of credit, entered into during the fourth quarter of 2012.

Property Operations

We define “same store” properties as those that we owned and operated for the entirety of both periods being compared, except for properties that are in the construction or lease-up phases, or properties that are undergoing development or significant redevelopment. We move properties previously excluded from our same store portfolio for these reasons into the same store designation once they have stabilized or the development or redevelopment is complete. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property stabilized upon attainment of 95% physical occupancy, subject loss-to-lease, bad debt and rent concessions, resulting in a net effective occupancy of no lower than 93%.  For comparison of our three and nine months ended September 30, 2013 and 2012, the same store properties included properties owned at January 1, 2012. No other properties owned since January 1, 2011 were under construction or redevelopment. Our same store properties for the three and nine months ended September 30, 2013 and 2012 were Springhouse at Newport News, The Reserve at Creekside Village and the Estates at Perimeter. Our non-same store properties for the same periods were The Apartments at Meadowmont, Gardens at Hillsboro Village, Enders Place at Baldwin Park, 23Hundred@Berry Hill and MDA Apartments.

The following table presents the same store and non-same store results from operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2013	2012	$	%	2013	2012	$	%

Property Revenues
Same Store	$2,200,282	$2,227,994	$(27,712)	(1.2)%	$6,583,470	$6,666,253	$(82,783)	(1.2)%
Non-Same Store	3,053,836	933,912	2,119,924	227.0%	8,944,318	4,762,067	4,182,251	87.8%
Total property revenues	$5,254,118	$3,161,906	$2,092,212	66.2%	$15,527,788	$11,428,320	$4,099,468	35.9%
Property Expenses
Same Store	$949,331	$1,099,054	$(149,723)	(13.6)%	$2,816,132	$2,920,472	$(104,340)	(3.6)%
Non-Same Store	2,045,764	328,104	1,717,660	523.5%	4,534,935	1,646,856	2,888,079	175.4%
Total property expenses	$2,995,095	$1,427,158	$1,567,937	109.9%	$7,351,067	$4,567,328	$2,783,739	60.9%
Same Store NOI	$1,250,951	$1,128,940	$112,011	10.8%	$3,767,338	$3,745,781	$21,557	0.6%
Non-Same Store NOI	1,008,072	605,808	402,264	66.4%	4,409,383	3,115,211	1,294,172	41.5%
Total NOI(1)	$2,259,023	$1,734,748	$524,275	30.2%	$8,176,721	$6,860,992	$1,315,729	19.2%

(1) See “Net Operating Income” below for a reconciliation Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss).

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Same store property revenues decreased approximately $27,712, or 1.2%, for the three months ended September 30, 2013 as compared to the same period in 2012 due primarily to increased lease concessions resulting from a promotion offered at our Augusta property. The Creekside property is included in same store sales and is held for sale as of September 30, 2013. The Creekside property consisted of $549,906 and $560,370 in revenues for three months ended September 30, 2013 and 2012, respectively.

Same store property expenses decreased approximately $149,723, or 13.6%, for the three months ended September 30, 2013 as compared to the same period in 2012 due primarily to decreased repairs and maintenance expense of $116,531 and utilities expense of $61,797, offset by an increase in advertising and promotion of $23,173 and property taxes of $7,032, at our same store properties from the prior year period.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Same store property revenues decreased approximately $82,783, or 1.2%, for the nine months ended September 30, 2013 as compared to the same period in 2012 due primarily to decreased rental revenues from the Creekside property resulting from a downturn in the local economy. Same store occupancy increased to 93.12% from 92.79% as of September 30, 2013 and 2012, respectively.  Same store average annual and monthly effective rent per unit increased to approximately $10,977 and $1,220, respectively, for the nine months ended September 30, 2013, from approximately $10,852 and $1,206, respectively, for the nine months ended September 30, 2012. The Creekside property is included in same store sales and is held for sale as of September 30, 2013. The Creekside property consisted of $1,588,155 and $1,668,211 in revenues for the nine months ended September 30, 2013 and 2012, respectively. Creekside’s occupancy was 92% and 93% as of September 30, 2013 and 2012, respectively. The average annual and monthly effective rent per unit for the Creekside property increased to $11,795 and $1,311, respectively, for the nine months ended September 30, 2013, from approximately $11,278 and $1,253, respectively, for the nine months ended September 30, 2012.

Same store property expenses decreased approximately $104,340, or 3.6%, for the nine months ended September 30, 2013 as compared to the same period in 2012 due primarily to decreased repairs and maintenance expense of $154,199 and utilities expense of $56,978, offset by an increase in salary/benefits of $41,292, advertising and promotion of $25,764, property taxes of $18,453, general & administrative expenses of $12,542, acquisition fees of $6,000, and contract services of $5,345, at our same store properties from the prior year period.

Net Operating Income

We believe that net operating income, or NOI, is a useful measure of our operating performance. We define NOI as total property revenues less total property operating expenses, excluding depreciation and amortization and interest. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs.

We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate our performance on a same store and non-same store basis because NOI allows us to evaluate the operating performance of our properties because it measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance and captures trends in rental housing and property operating expenses.

However, NOI should only be used as an alternative measure of our financial performance. The following table reflects same store and non-same store contributions to consolidated NOI together with a reconciliation of NOI to net loss as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net operating income
Same store	$1,251	$1,129	$3,767	$3,746
Non-same store	1,008	606	4,410	3,115
Total net operating income	2,259	1,735	8,177	6,861
Less:
Interest expense	(1,164)	(913)	(4,314)	(3,531)
Total property income (loss)	1,095	822	3,863	3,330
Less:
Noncontrolling interest pro-rata share of property income	(605)	(635)	(2,604)	(2,568)
Other income (loss) related to JV/MM entities	(11)	23	(10)	(10)
Pro-rata share of properties’ income	479	210	1,249	752
Less:
Depreciation and amortization	(486)	(442)	(1,902)	(1,006)
Affiliate loan interest, net	(248)	-	(774)	(100)
Asset management and oversight fees	(138)	(75)	(399)	(240)
Acquisition and disposition costs	(224)	-	(364)	(216)
Corporate operating expenses	(539)	(413)	(1,389)	(1,134)
Add:
Gain on sale of joint venture interest	-	-	-	2,154
Equity in gain on sale of real estate asset of unconsolidated joint venture interest	1,688	-	1,688
Gain on revaluation of equity on business combinations	-	-	-	3,527
Net income (loss) attributable to common shareholders	$532	$(720)	$(1,891)	$3,737

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

As of September 30, 2013, $2,396,605 of organizational and offering costs have been incurred on the our behalf by our Advisor since inception. We are liable to reimburse these costs to our Advisor only to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the applicable offering. In 2010, we reimbursed our Advisor for approximately $508,000 of these costs. When recorded by us, organizational costs are expensed and third-party offering costs are charged to stockholders’ equity. As of September 30, 2013, $3,619,115 of offering costs have been charged to stockholders’ equity and, in 2010, $49,931 of organizational costs were expensed. The organizational and offering costs exceed the 15% threshold discussed above, and given the termination of the Initial Public Offering in April 2013 and the Follow-On Offering in September 2013, we have recorded a receivable of approximately $508,000 due from our Advisor for the previously reimbursed organizational and offering costs.

Operating Expenses

Under our Advisory Agreement, our Advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our Advisor’s overhead, such as rent, employee costs, utilities and information technology costs.  We do not, however, reimburse our Advisor for personnel costs in connection with services for which our Advisor receives acquisition, asset management or disposition fees or for personnel costs related to the salaries of our executive officers.  Our charter limits our total operating expenses at the end of the four preceding fiscal quarters to the greater of (A) 2% of our average invested assets, or (B) 25% of our net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period. Notwithstanding the above, we may reimburse amounts in excess of the limitation if a majority or our independent directors determines that such excess amounts were justified based on unusual and non-recurring factors. If such excess expenses are not approved by a majority of our independent directors, the Advisor must reimburse us at the end of the four fiscal quarters the amount by which the aggregate expenses during the period paid or incurred by us exceeded the limitations provided above.  We will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition, asset management or disposition fees.  As of September 30, 2013 and December 31, 2012, the Board of Directors approved operating expenses to be expensed as incurred.

Liquidity and Capital Resources

We believe the properties underlying the Company’s real estate investments are performing well and had a portfolio-wide debt service coverage ratio of 2.07x and occupancy of 94% at September 30, 2013. Our primary liquidity requirements relate to (a) our operating expenses, (b) our maturing short-term debt, (c) investments and capital requirements to fund development and renovations at existing properties and (d) distributions. Our current cash resources are inadequate to meet these needs as our current corporate operating expenses exceed the cash flow received from our investments in real estate joint ventures.

The primary reason for our negative operating cash flow is the amount of our general and administrative expenses relative to the size of our portfolio. Our general and administrative expenses were $1,493,858 for the nine months ended September 30, 2013.  These costs include accounting and related fees to our independent auditors, legal fees, costs of being an SEC reporting company, director compensation and directors and officers insurance premiums.

We believe that the most important uses of our capital resources will be to provide working capital to enable us to cover our negative operating cash flow and meet our maturing short-term debt obligation.

Through September 9, 2013, we had sold shares of our common stock pursuant to a registered continuous offering carried out in a manner consistent with offerings of non-listed REITs. Our Board of Directors subsequently determined to terminate our continuous registered offering. Through September 9, 2013, the date we terminated our continuous registered offering, we had raised $22.6 million in net proceeds from our continuous registered offering.

Therefore, the Company must seek other sources of funding other than the Follow-On Offering to address short and long-term liquidity requirements. On April 3, 2013, the Company, through an affiliate, entered into a membership interest purchase agreement with an unaffiliated third party for the sale of the Company’s indirect equity investment in The Estates at Perimeter in Augusta, Georgia (the “Augusta Property”).  The Company anticipated that the sale of its indirect equity investment in the Augusta Property would generate sufficient cash to support its short-term liquidity requirements; however, the purchaser terminated the membership interest purchase agreement on June 18, 2013, which created short-term liquidity issues. To address these issues, on August 13, 2013, following the approval of our Board of Directors, we sold, at third party appraised value, a 10.27% indirect equity interest in a to-be developed class A, mid-rise apartment community known as 23Hundred@Berry Hill located in Nashville, Tennessee (the “Berry Hill Property”) to an affiliate, Bluerock Growth Fund, LLC, with the Company retaining an approximate 53.46% indirect equity interest in the project.  The transaction generated proceeds to the Company of approximately $2,000,040, excluding disposition fees of $69,470 deferred by our Advisor, which the Company anticipates will support its primary liquidity requirements through the remainder of 2013, other than our working line of credit.

Further, on August 29, 2013, we transferred an additional 28.36% indirect equity interest in the Berry Hill property, or the Additional Berry Hill Interest, to Bluerock Special Opportunity + Income Fund III, L.L.C. (“SOIF III”), an affiliate of the Company, in exchange for a $5,524,412 reduction of the outstanding principal balance of a working capital line of credit provided by Bluerock Special Opportunity + Income Fund, II, L.L.C. (“SOIF II”) and SOIF III, both of which are affiliates of our Sponsor, pursuant to which it may borrow up to $13.5 million (the “SOIF LOC”), based on a third party appraisal, excluding a disposition fee of approximately $191,886 payable per the Advisory Agreement between the Company and the Advisor and deferred by our Advisor.

While we have no present intention to sell assets to meet liquidity requirements, we have done so in the past, and may in the future selectively harvest assets to meet such requirements. In this regard, The Gardens at Hillsboro Village in Nashville, Tennessee, in which we held an indirect 12.5% joint venture equity interest, was sold on September 30, 2013 at a sales price of $44.0 million. This sale generated net proceeds to us after closing costs of approximately $2.44 million, which will be used to help cover our operating expenses and liabilities, including the pay down of a portion of our working line of credit.

Construction of the Berry Hill Property is in process, and the property is anticipated to begin delivering units for scheduled move-ins in November 2013. The Berry Hill Property is projected to be stabilized by the third quarter of 2014. To date, our funding obligations for this project have been a significant liquidity requirement. The project is expected to produce positive cash flow to us once stabilized.

With respect to debt financing, we obtained an extension of our existing $13.5 million affiliate working line of credit. On October 2, 2012, we entered into the SOIF LOC pursuant to which we may borrow up to $12.5 million. On August 13, 2013, the SOIF LOC was further amended in connection with our sale of the partial interest in the Berry Hill Property, to, among other things, remove the revolving feature of the SOIF LOC such that we may not borrow any further thereunder. Thus, we do not view the SOIF LOC as a source of liquidity. On August 29, 2013, we extended the maturity date of the SOIF LOC to April 2, 2014, and we may extend it for an additional six months. At September 30, 2013 and December 31, 2012, the outstanding balance on the SOIF LOC was $7,611,437 and $11,935,830, respectively, and no amount and $564,170 was available for borrowing, respectively.

We may also utilize other credit facilities or loans from affiliates or unaffiliated parties when possible.  To date, the Company has relied on borrowing from affiliates to help finance its business activities.  However, there are no assurances that the Company will be able to continue to borrow from affiliates or extend the maturity date of its existing affiliated line of credit.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 300% of our net assets unless a majority of our independent directors approves the borrowing. Our charter also requires that we disclose the justification for any borrowings in excess of the 300% leverage guideline in the next quarterly report. As of September 30, 2013, the percentage of our borrowings to our net assets was below the 300% guideline.

Our Sponsor has agreed to provide financial support to our Company sufficient for us to satisfy our obligations and debt service requirements as they come due until at least March 14, 2014, and satisfy all liabilities and obligations of our Company that we are unable to satisfy when due through March 14, 2014.  Our Sponsor has deferred payment by the Company as needed of asset management fees, acquisition fees and organizational and offering costs incurred by the Company and has deferred current year reimbursable operating expenses, though the Sponsor is not currently advancing cash on behalf of the Company.

In addition, our policy is generally to pay distributions from cash flow from operations. However, through the termination of our Follow-On Offering, all of our distributions have been paid from proceeds from our public offering, and may in the future be paid from additional sources, such as from borrowings, the sale of assets, advances from our Advisor and our Advisor’s deferral of its fees and expense reimbursements. None of our distributions for the nine months ended September 30, 2013 or the year ended December 31, 2012 were funded with our cash from ongoing operations for those same periods.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of September 30, 2013, we own interests in one joint venture that is accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

Cash Flows from Operating Activities

As of September 30, 2013, we owned indirect equity interests in six real estate properties, five of which are consolidated for reporting purposes.  During the nine months ended September 30, 2013, net cash provided by operating activities was $2,768,505.  After the net loss of $2,884,239 was adjusted for $2,725,639 in non-cash items, net cash used in operating activities consisted of the following:

•         Increase in accounts payable and accrued liabilities of $3,446,367;

•         Increase in accounts receivable and other assets of $53,220; and

•         Decrease in our payables due to affiliates of $446,042.

Cash Flows from Investing Activities

During the nine months ended September 30, 2013, net cash used in investing activities was $12,458,866, primarily due to asset additions at Berry Hill, our development property, offset by the cash proceeds received for the sale of a partial joint venture interest in the Berry Hill property.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our Initial Public Offering and Follow-On Offering and repayments/proceeds from affiliate loans, less distributions paid to our stockholders.  For the nine months ended September 30, 2013, net cash provided by financing activities was $9,231,941 which was primarily due to the following:

•         $8,413,749 of draws on the Berry Hill property’s construction loan,

•         Increased noncontrolling equity in the Berry Hill property of $920,908; and

•         $1,449,763 of gross offering proceeds related to our Initial Public and Follow-On Offerings, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $143,245, and (2) offering costs paid by us directly in the amount of $900,621.

This was offset by net cash distributions, after giving effect to distributions reinvested by our stockholders.

Capital Expenditures

The following table summarizes our total capital expenditures for the nine months ended September 30, 2013 and 2012.

	For the nine months ended September 30,
	2013	2012

New development	$12,807,797	$-

Redevelopment/renovations	816,630	-
Routine capital expenditures – continued operations	186,816	29,257
Total capital expenditures from continuing operations	13,811,243	29,257

Routine capital expenditures – discontinued operations	67,310	24,660

Total capital expenditures	$13,878,553	$53,917

The majority of our capital expenditures during the nine months ended September 30, 2013 relate to the Berry Hill property, our development project, which was acquired in October 2012.  First move-ins are projected in November 2013 and total projected development cost is approximately $33.7 million, for which we anticipate to incur our pro-rata share.

We define redevelopment and renovation costs as non-recurring capital expenditures for significant projects that have been specifically budgeted for and, for the nine months ended September 30, 2013, relate to projects at our Springhouse, Enders and MDA properties.  We define routine capital expenditures as recurring capital expenditures, for items that are incurred at every property and included in each individual budget, and are expected to have no significant additional impact on an individual property’s operating budget.

Funds from Operations and Modified Funds from Operations

Funds from operations (“FFO”) is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. We define FFO, consistent with the National Association of Real Estate Investment Trusts (“NAREIT”) definition, as net income, computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.

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

We believe that MFFO is helpful in assisting management, investors and analysts assess the sustainability of our operating performance, and in particular, after our offering and acquisition stages are complete primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired.  We expect that the exclusion of acquisition and disposition expenses will be our most significant adjustment for the near future.  We have incurred $137,928 and $280,946 of acquisition and disposition expense during the three and nine months ended September 30, 2013, respectively.  Acquisition and disposition fees of no amount and $216,376 were incurred during the three and nine months ended September 30, 2012, respectively.

In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management's investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Acquisition costs related to business combinations are to be expensed.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management's analysis of the investing and operating performance of our properties.  In addition, it provides investors with information about our operating performance so they can better assess the sustainability of our operating performance after our offering and acquisition stages are completed.  Acquisition expenses include those incurred with our Advisor or third parties. Table 1 presents our calculation of FFO and MFFO for the three and nine months ended September 30, 2013 and 2012.

Because we have been raising capital in our Initial Public Offering since our inception, did not commence real estate operations until the end of 2009, made several additional equity investments in 2010, made no investments in 2011, made additional equity investments in 2012, as well as one disposition, and made no additional investments and sold investments in the nine months ended September 30, 2013, the results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income (loss) attributable to common shareholders	$531,713	$(719,870)	$(1,890,583)	$3,737,066
Add: Pro-rata share of investments
depreciation and amortization(1)	485,517	441,240	1,901,881	1,005,965
	1,017,230	(278,630)	11,298	4,743,031
Less: Pro-rata share of investments
gain on sale of joint venture interests and	-	-	-	(2,153,749)
equity in gain on sale of real estate assets of unconsolidated joint ventures	(1,687,594)	-	(1,687,594)	-
gain on revaluation of equity on business combinations	-	-	-	(3,527,621)
FFO	$(670,364)	$(278,630)	$(1,676,296)	$(938,339)
Add: Pro-rata share of investments
acquisition and disposition costs	223,993	-	364,096	216,376
MFFO	$(446,371)	$(278,630)	$(1,312,200)	$(721,963)

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

•      Directors stock compensation of $73,750 and $45,000 was recognized for the nine months ended September 30, 2013 and 2012, respectively.
•      Amortization of deferred financing costs paid on behalf of our joint ventures of approximately $10,796 and $56,354 was recognized for the nine months ended September 30, 2013 and 2012, respectively.

Distributions

On November 5, 2012, our Board of Directors declared distributions of $0.00191781 per common share based on daily record dates for the period from January 1, 2013 through March 31, 2013.  On March 7, 2013, our Board of Directors declared distributions of $0.00191781 per common share based on daily record dates for the period from April 1, 2013 through June 30, 2013.  On May 7, 2013, our Board of Directors declared distributions of $0.00191781 per common share based on daily record dates for the period from July 1, 2013 through September 30, 2013. Distributions payable to each stockholder of record were paid in cash on or before the 15th day of the following month. A portion of each distribution may constitute a return of capital for tax purposes. We intend to make regular cash distributions to our stockholders, typically on a monthly basis.  As current corporate operating expenses exceed cash flow received from our investments in real estate joint ventures, we can make no assurance that our Board of Directors will continue to approve monthly distributions at the current rate; however the distributions paid to date represent an amount that, if paid each month for a 12-month period, would equate to a 7.0% annualized rate based on a purchase price of $10.00 per share.

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

Distributions paid and cash flows from operations were as follows:

	Distributions Paid
Period	Cash	Reinvested	Total	Cash Flow from Operations	Distributions Declared
First Quarter 2013	$236,738	$148,429	$385,167	$89,886	$393,291
Second Quarter 2013	251,884	161,593	413,477	1,625,453	412,265
Third Quarter 2013	254,526	168,608	423,134	1,053,166	426,066
Total	$743,148	$478,630	$1,221,778	$2,768,505	$1,231,622

For the three and nine months ended September 30, 2013, we paid total distributions, including distributions reinvested through our distribution reinvestment plan, of approximately $423,134 and $1,221,778, respectively, all of which were paid from offering proceeds. Our net income for the three and nine months ended September 30, 2013 was approximately $4,230,980 and $1,808,684, respectively. Our FFO for the three and nine months ended September 30, 2013 was approximately $(670,364) and $(1,676,296) respectively.  Since our inception on July 25, 2008 through September 30, 2013, we have paid total distributions, including distributions reinvested through our distribution reinvestment plan, of $3,094,039, all of which were paid from offering proceeds, and have had a cumulative net loss of approximately $(1,331,597). Of the 40 months in which we paid distributions prior to October 1, 2013, offering proceeds were used in all of those months to pay distributions. For the year ended December 31, 2012, we paid total distributions, including distributions reinvested through our distribution reinvestment plan, of approximately $1,872,261, all of which were paid from offering proceeds. Our net income for the year ended December 31, 2012 was approximately $3,920,841. For a discussion of how we calculate FFO and why our management considers it a useful measure of REIT operating performance as well as a reconciliation of FFO to our net loss, please see “—Funds from Operations and Modified Funds From Operations” above.

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 and Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to Consolidated Financial Statements.

Subsequent Events

Amended Advisory Agreement

On October 21, 2013, the Board of Directors of the Company, including its independent directors, approved the renewal and amendment of the Third Amended and Restated Advisory Agreement dated February 27, 2013 (the “Advisory Agreement”) by and among the Company, the Company’s Advisor, and Bluerock Multifamily Holdings, L.P., the Company’s operating partnership (the “Operating Partnership”). The Company, the Advisor and the Operating Partnership have entered into a First Amendment to Third Amended and Restated Advisory Agreement effective October 14, 2013 (the “First Amendment”), which (i) renews and extends the Advisory Agreement through October 14, 2014, (ii) reflects a change in the disposition and financing fees payable to the Advisor and (iii) modifies the terms by which the Advisory Agreement may be terminated.

Pursuant to the terms of the Advisory Agreement, as compensation to the Advisor for providing a substantial amount of services to us in connection with the disposition of one or more of our properties or investments, a disposition fee (the “Disposition Fee”) equal to the lesser of (A) 1.5% of the sales price of each property or other investment sold, or (B) 50% of the selling commission that would have been paid to a third-party sales broker in connection with such disposition, was to be paid by the Company to the Advisor. Pursuant to the First Amendment, the Disposition Fee payable to the Advisor has been amended to be only 1.5% of the sales price of each property or other investment sold and is no longer subject to determination based on selling commissions payable to third-party sales brokers.

In addition, a financing fee in the amount of 1.0% of any loan made to us (the “Financing Fee”) was to be paid to the Advisor. Pursuant to the First Amendment, the Financing Fee has been amended to 0.25% of any loan made to us.  Except as amended by the First Amendment, the terms of the renewed Advisory Agreement are identical to those of the Advisory Agreement that was previously in effect.

Resignation of Chief Executive Officer

Effective October 31, 2013, Randy I. Anderson resigned as Chief Executive Officer of Bluerock Multifamily Growth REIT, Inc., or our Company, for personal reasons. Mr. Anderson was previously appointed as our Chief Executive Officer on February 26, 2013 by our Board of Directors at the recommendation of R. Ramin Kamfar, Chairman of the Board of Directors. Mr. Anderson has also resigned from his position as Chief Executive Officer of our Advisor, and from his position as President of our Sponsor, both of which are affiliates of our Company. Mr. Anderson’s resignation was for personal reasons and not the result of any disagreements with our Company on any matters relating to our operations, policies or practices.

Appointment of Chief Executive Officer

On October 31, 2013, the Board of Directors appointed Mr. Kamfar, age 50, to serve as our Chief Executive Officer and Chief Executive Officer of our Advisor until his successor is elected and qualifies or until his earlier death, resignation or removal. The appointment of Mr. Kamfar as our Chief Executive Officer was not made pursuant to any arrangement or understanding between him and any other person. Mr. Kamfar previously served as our Chief Executive Officer from our inception until the appointment of Mr. Anderson on February 26, 2013.

Distributions Paid

Distributions Declared Daily For Each Day in Month Listed	Date Paid	Total Distribution	Cash Distribution	Dollar amount of Shares Issued pursuant to the Distribution Reinvestment plan
September 2013	October 1, 2013	$125,263	$125,263	$-

October 2013	November 1, 2013	$143,393	$143,393	$-

Declaration of Cash Distributions

On October 21, 2013, our Board of Directors authorized cash distributions payable to the stockholders of record at the close of business on each of October 31, 2013, November 30, 2013 and December 31, 2013. Distributions payable to each stockholder of record will be paid on or before November 15, 2013, December 15, 2013 and January 15, 2014, respectively. The declared distributions for the month of October 2013 equal $0.05945211 per share of common stock, the declared distributions for the month of November 2013 equal $0.0575343 per share of common stock and the declared distributions for the month of December 2013 equal $0.05945211 per share of common stock. A portion of each distribution may constitute a return of capital for tax purposes. There is no assurance that we will continue to declare distributions or at these rates.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, we are not required to provide such information.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Accounting Officer, evaluated, as of September 30, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2013, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the nine months ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our $13.5 million affiliate working line of credit is scheduled to mature on April 2, 2014, which we refer to as the SOIF LOC.  At September 30, 2013, $7,611,437 was outstanding under the SOIF LOC.  If we are unable to find alternative funding or extend or refinance this debt at maturity on acceptable terms, we might be forced to dispose of one or more of our properties on disadvantageous terms to satisfy this obligation, which could result in losses to us. Foreclosures could also create taxable income without accompanying cash proceeds, thereby hindering our ability to meet the REIT distribution requirements of the Internal Revenue Code.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On October 15, 2009, our Registration Statement on Form S-11 (File No. 333-153135), covering a public offering of up to 130 million shares of common stock, was declared effective under the Securities Act of 1933.  We commenced our Initial Public Offering on October 15, 2009. We offered 100 million shares of common stock in our primary offering at an aggregate offering price of up to $1.0 billion, or $10 per share, with a discount available to certain categories of purchasers.  The 30 million shares offered under our distribution reinvestment plan were offered at an aggregate offering price of $285.0 million, or $9.50 per share.

On September 20, 2012, the Company filed a registration statement on Form S-11 with the SEC, to register $500.0 million in shares of its common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment program) at a price of $10.00 per share (subject to certain volume discounts described in the prospectus), and $50.0 million in shares of its common stock to be sold pursuant to the Company’s distribution reinvestment plan at $9.50 per share, pursuant to the Follow-On Offering. As permitted by Rule 415 under the Securities Act, we continued the Initial Public Offering until the date the SEC declared the registration statement for the Follow-On Offering effective.  The Follow-On Offering was declared effective April 12, 2013. On August 23, 2013, at the recommendation of its Advisor and following the approval of its Board of Directors, the Company terminated its Follow-On Offering, effective September 9, 2013.

Through September 9, 2013, including shares issued through our distribution reinvestment plan, we had sold approximately 2,458,361 shares of common stock in our Initial Public and Follow-On Offerings and raised gross offering proceeds of approximately $22,561,657. The net proceeds of the offerings, after payment of underwriting compensation and offering and organizational expenses, was $16,128,618.  Below is a summary of the sources and uses of capital by the Company, including the use of proceeds from the offerings(1):

Amount
Sources:
Capital Raised:	$22,561,657

Loans from Affiliates:	24,250,543
Less: Repayments of Loans to Affiliates	(16,639,106)
Current Outstanding Loans From Affiliates	7,611,437

Sales Proceeds:	5,337,844
Distributions from Investments:	3,123,348
Total Sources:	$38,634,286

Uses:
Investments in Real Estate JV's	$25,087,844
Less: Disposed Assets (cost basis)	(5,300,189)
Current Investments in Real Estate JV's	19,787,655

Selling Commission, Dealer Manager Fee and Distribution Costs(2)	2,137,994
Offering and Organizational Expenses	4,295,045
Interest on Loans to Affiliates	1,492,991
Fees Paid to Advisor on Investments	2,105,469
Working Capital	4,085,778
Dividends Paid to Investors	3,094,039
Redemptions	433,532
Total Uses:	$37,432,503

(1)	Figures are based on exact amounts excluding Working Capital, which is based on a reasonable estimate.
(2)
Paid to Select Capital Corporation, as the Company’s dealer manager until July 11, 2011, and Bluerock Capital Markets, LLC, as the Company’s dealer manager commencing July 11, 2011.  Bluerock Capital Markets, LLC is as an affiliate of the Advisor.

Unregistered Sale of Equity Securities

  During the three and nine months ended September 30, 2013, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Share Repurchases

The Company previously adopted a share repurchase plan that enabled stockholders to sell their shares to the Company in limited circumstances.

There were several limitations on the Company’s ability to repurchase shares under the share repurchase plan:

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

Pursuant to the terms of our share repurchase plan, the purchase price for shares repurchased under the share repurchase plan reflected our estimated value per share of $10.04 as of December 17, 2012. For a discussion of how we determined our estimated value per share, including limitations and assumptions, please review the discussion in Item 8.01 of our Form 8-K dated December 17, 2012 and filed with the Commission on January 2, 2013.  Except in the instance of a stockholder’s death or qualifying disability, we repurchased shares at the lesser of (1) 100% of the average price per share the original purchaser paid to us for all of the shares (as adjusted for any stock distributions, combinations, splits, recapitalizations, special distributions and the like with respect to our common stock), or (2) $9.04 per share (i.e., 90% of our estimated net asset value per share of $10.04). Repurchases sought upon a stockholder’s death or “qualifying disability”, as that term as defined in our share repurchase plan, were made at a repurchase price of $10.04 per share. Shares subject to repurchase were required to be held for at least one year.  The Company had no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.
The Company limits the dollar value of shares that may be repurchased under the program as described above.  During the nine months ended September 30, 2013, the Company redeemed $98,425 of common stock as a result of redemption requests. Proceeds from our distribution reinvestment plan for the year ended December 31, 2012 were $454,711, which under our share redemption plan establishes the maximum amount of redemption requests we may satisfy during the year ended December 31, 2013, subject to exceptional circumstances as determined by our Board of Directors. In September 2012, $59,005 of shares were repurchased based on extraordinary circumstances, leaving $395,706 available to fulfill redemption requests in 2013.  As of September 30, 2013, we received a total of nine redemption requests during the nine month period ended September 30, 2013 for an aggregate of 25,129 shares, not including the partially deferred redemption request from the year ended December 31, 2012 in the amount of $23,125. We honored the deferred redemption requests from 2012 in full. Of the remaining redemption requests, we honored a total of 7,500 shares aggregating $75,300.  The average redemption price for the fulfilled redemptions during the nine months ended September 30, 2013 was $9.84 per share. Funds for the payment of redemption requests were derived from the proceeds of our distribution reinvestment plan.

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

On August 23, 2013, the Company’s Board of Directors, including all of the Company’s independent directors, voted to terminate the Company’s Distribution Reinvestment Plan (“DRP”).  The termination of the DRP eliminated the source of proceeds for the repurchase of shares under the share repurchase plan and, therefore, the Company’s Board of Directors, including all of the Company’s independent directors, voted to terminate the share repurchase plan, effective as of September 9, 2013.

As a result of the termination of the share repurchase program, the repurchase requests received from stockholders during the second quarter of 2013, with respect to 17,629 shares aggregating $169,366, will not be fulfilled.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Appropriate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2013 through July 31, 2013	-	-	-	-
August 1, 2013 through August 31, 2013	-	-	-	-
September 1, 2013 through September 30, 2013	-	-	-	-
Total	-	-	-	-

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

10.1
Second Amendment to Line of Credit and Security Agreement by and among Bluerock Multifamily Growth REIT, Inc., Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated August 13, 2013.

10.2
Replacement Promissory Note by and among Bluerock Multifamily Growth REIT, Inc., Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated August 13, 2013.

10.3	Membership Interest Purchase Agreement by and among BEMT Berry Hill, LLC and Bluerock Growth Fund, LLC, dated August 9, 2013.
10.4	First Amendment to Amended and Restated Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated August 13, 2013.
10.5	Assignment of Membership Interest (BR Berry Hill Managing Member, LLC), dated as of August 13, 2013.
10.6	Membership Interest Purchase Agreement by and among BEMT Berry Hill, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated August 29, 2013.
10.7	Second Amended and Restated Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated August 29, 2013.
10.8	Assignment of Membership Interest (BR Berry Hill Managing Member, LLC), dated as of August 29, 2013.
10.9
Third Amendment to Line of Credit and Security Agreement by and among Bluerock Multifamily Growth REIT, Inc., Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated August 29, 2013.

10.10
Replacement Promissory Note by and among Bluerock Multifamily Growth REIT, Inc., Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated August 29, 2013.

10.11	Purchase and Sale Agreement between Bell BR Hillsboro Village JV, LLC and Nicol Investment Company, LLC, dated July 26, 2013.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK MULTIFAMILY GROWTH REIT, INC.

DATE: November 18, 2013	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE: November 18, 2013	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

