Form 10-K
period 2013-12-31
Bluerock Residential Growth REIT, Inc.
filed 2014-02-14
CIK 1442626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-54946

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
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
Common Stock, $0.01 par value per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

There is no established market for the Registrant’s shares of Common Stock and therefore the aggregate market value of the Registrant’s Common Stock held by non-affiliates cannot be determined. There were approximately 2,382,122 shares of Common Stock held by non-affiliates as of June 28, 2013 (the last business day of the Registrant’s most recently completed second fiscal quarter).

As of February 7, 2014 the Registrant had 2,413,811 shares of Common Stock outstanding.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
FORM 10-K
December 31, 2013

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements, include discussion and analysis of the financial condition of Bluerock Residential Growth REIT, Inc. and our subsidiaries (which may be referred to herein as the “Company,” “we,” “us” or “our”), our anticipated capital expenditures required to complete projects, amounts of anticipated cash distributions to our stockholders in the future and other matters. These forward-looking statements are not historical facts but are the intent, belief, or current expectations of our management based on their knowledge and understanding of the business and industry. Words such as “may,” “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “could,” “should” and variations of these words and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

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

•
Our previous registered equity offerings have resulted in inadequate capital raises and we have very limited sources of capital to meet our primary liquidity requirements; as a result, we may not be able to pay our short-term debt upon maturity or other liabilities and obligations when they come due, which may limit our ability to fully consummate our business plan and diversify our portfolio.

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

•	For the years ended December 31, 2013 and 2012, none of our distributions paid were covered by our cash flow from operations or our funds from ongoing operations for those same periods.

•	We may fail to qualify as a REIT for federal income tax purposes. We would then be subject to corporate level taxation and we would not be required to pay any distributions to our stockholders.

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

PART I
Item 1. Business

Organization

Bluerock Residential Growth REIT, Inc. (the “Company”) was incorporated on July 25, 2008 under the laws of the state of Maryland. We have elected to be treated, and currently qualify, as a real estate investment trust, or REIT, for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. We were incorporated to raise capital and acquire a diverse portfolio of residential real estate assets. On November 18, 2013, we changed the name of the Company from Bluerock Multifamily Growth REIT, Inc. to Bluerock Residential Growth REIT, Inc.

On August 22, 2008, we filed a registration statement on Form S-11 (No. 333-153135) with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of our common stock in our primary offering at an offering price of $10.00 per share, with discounts available for certain categories of purchasers and up to $285,000,000 in shares pursuant to our distribution reinvestment plan at $9.50 per share (the “Initial Public Offering”). The SEC declared our registration statement effective on October 15, 2009. As of May 20, 2010, we had received gross offering proceeds sufficient to satisfy the minimum offering amount for the Initial Public Offering. Accordingly, we broke escrow with respect to subscriptions received from all states in which our shares were being offered. On September 20, 2012, we filed a registration statement on Form S-11 (No. 333-184006) with the SEC, to register $500.0 million in shares of our common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment program) at a price of $10.00 per share (subject to certain volume discounts described in the prospectus), and $50.0 million in shares of our common stock to be sold pursuant to our distribution reinvestment plan at $9.50 per share, pursuant to a follow-on offering to the Initial Public Offering (the “Follow-On Offering,” and together with the Initial Public Offering, the “Prior Public Offerings”). As permitted by Rule 415 under the Securities Act, we continued the Initial Public Offering until April 12, 2013, the date the SEC declared the registration statement for the Follow-On Offering effective, which terminated our Initial Public Offering. As of April 12, 2013, we had accepted aggregate gross offering proceeds in our Initial Public Offering of $22,231,406.

After consideration by our Board of Directors (our “Board”) of strategic alternatives to enhance the growth of our portfolio and the slow rate at which we raised funds in our Prior Public Offerings, on August 23, 2013, at the recommendation of our Advisor and following the approval of our Board, we terminated our Follow-On Offering, effective September 9, 2013. As of September 9, 2013, we had accepted aggregate gross proceeds in the Follow-On Offering of approximately $330,251 and aggregate gross distribution reinvestment plan proceeds in the Follow-On Offering of approximately $275,848.  As of December 31, 2013, we had redeemed a total of 45,850 shares sold in the Initial Public Offering for $433,532. We raised an aggregate of approximately $22,561,657 in gross proceeds from the sale of shares of our common stock in the Prior Public Offerings.

Subsequent to the termination of our Follow-On Offering on September 9, 2013, we filed a registration statement on Form S-11 (No. 333-192610) with the SEC, on November 27, 2013, to sell shares of Class A common stock in an underwritten public offering, with these shares being immediately listed on a national securities exchange at the closing of the offering.  In connection with this offering, each existing outstanding share of our common stock will change into 1/3rd of a share of our Class B-1 common stock; plus 1/3rd of a share of our Class B-2 common stock; plus 1/3rd of a share of our Class B-3 common stock.  Thereafter, each share of our Class B common stock will convert automatically into one share of our Class A common stock on the following schedule: 360 days following the listing, in the case of our Class B-1 common stock; 540 days following the listing, in the case of our Class B-2 common stock; and 720 days following the listing, in the case of our Class B-3 common stock. There can be no assurance that we will be able to complete the underwritten offering or attendant listing. While the registration statement has been filed with the SEC, it has not yet been declared effective by the SEC. The Class A common stock to be registered pursuant to the registration statement may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. Any disclosure concerning the underwritten offering is neither an offer nor a solicitation to purchase our securities.

On July 5, 2011, we provided our former dealer manager for our previous offerings, Select Capital Corporation (“Select Capital”), with notice that we considered the Dealer Manager Agreement with Select Capital entered into on October 15, 2009 to have been terminated, effective immediately. In addition, on July 5, 2011, we entered into a Dealer Manager Agreement with Bluerock Capital Markets, LLC (“Bluerock Capital Markets”), our affiliate, pursuant to which it assumed dealer manager responsibilities for the remainder of our Initial Public Offering. On April 12, 2013, we entered into a new dealer manager agreement with Bluerock Capital Markets, pursuant to which it assumed dealer manager responsibilities for our Follow-On Offering. Bluerock Capital Markets was responsible for marketing our shares in our Follow-On Offering. In conjunction with the termination of our Follow-On Offering effective September 9, 2013, we notified Bluerock Capital Markets of the termination of the dealer manager agreement, effective September 9, 2013.

We have no employees and are supported by related-party service agreements. We are externally managed by Bluerock Multifamily Advisor, LLC (the “Advisor”), a Delaware limited liability company organized in 2008. Our day-to-day operations are managed by our Advisor, under an advisory agreement. Our advisory agreement has a one-year term expiring October 14, 2014, and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and us. The Advisor is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf. Substantially all our business is conducted through our operating partnership, Bluerock Residential Holdings, L.P., a Delaware limited partnership (our “Operating Partnership”).

The principal executive offices of our Company and the Advisor are located at 712 Fifth Avenue, New York, New York 10022. Our telephone number is (877) 826-BLUE (2583).

Investments in Real Estate Joint Ventures

As of December 31, 2013, we, through joint venture partnerships, own equity interests in six multifamily real estate properties. Five of our properties are currently operational and one of our properties is in development. For more information regarding our investments, see "Item 2. Properties".

Investment Objectives

Our primary investment objectives are to:

•	preserve and protect your capital investment;
•	provide you with attractive and stable cash distributions;
•	increase the value of our assets in order to generate capital appreciation for you; and
•	provide you with a potential hedge against inflation through shorter-term tenant leases.

Business and Growth Strategies

Our principal business objective is to generate attractive risk-adjusted investment returns by assembling a high-quality portfolio of apartment properties located in demographically attractive growth markets and by implementing our investment strategies and our Bluerock Lifestyle Initiatives (“BLIs”), to achieve sustainable long-term growth in both our funds from operations and net asset value.

We intend to continue to acquire institutional-quality apartment properties where we believe we can create long-term value for our stockholders, utilizing the following investment strategies:

•
Core-Plus.  We invest in institutional-quality apartment properties with strong and stable cash flows in target markets where we believe there exists opportunity for rental growth and with potential for further value creation.

•
Value-Add.  We invest in well-located apartment properties that offer significant potential for medium-term capital appreciation through repositioning, renovation or redevelopment, to reposition the asset and drive future rental growth.

•
Opportunistic.  We invest in properties available at opportunistic prices (i.e., at prices we believe are below those available in an otherwise efficient market) that exhibit some characteristics of distress, such as operational inefficiencies, significant deferred capital maintenance or broken capital structures, providing an opportunity for a substantial portion of total return attributable to appreciation in value.

6

•
Development.  We selectively develop Class A properties in target markets when the development premiums offer attractive risk-adjusted returns. As part of our development strategy, we may develop assets using equity, preferred equity or loan structures. As such, we may enter into forward purchase contracts or purchase options for to-be-built apartment communities and we may make mezzanine loans in connection with the construction of these properties.

We will seek to grow our high-quality, portfolio of apartment properties diversified by geography and by investment strategy — Core-Plus, Value-Add, Opportunistic and Development — in order to drive both current income and capital appreciation throughout the portfolio. Our Sponsor and our Sponsor’s Regional Operating Partners (“Bluerock ROPs”) enable us to diversify across multiple markets and multiple strategies efficiently, without the logistical burden and time delay of building operating infrastructure in multiple markets and across multiple investment strategies. We expect that our investments will also be diversified by investment size, typically ranging in asset value from $20 million to $50 million.

We intend to continue to focus on demographically attractive growth markets, which we believe provide high potential for attractive risk-adjusted returns. Within these markets, we focus on submarkets where our Bluerock ROPs have established relationships, transaction history, market knowledge and potential access to off-market investments, as well as an ability to efficiently direct property management and leasing operations. We select and continuously evaluate our target markets through a rigorous analysis of detailed demographic data at both the market and submarket levels, which market characteristics may include the following:

•
Strong Economic Drivers.  Economic base characterized by growth industries and jobs of the future such as health care and technology leading to short- and long-term employment growth, relatively low housing affordability and low rent to income ratios allowing for significant future rent increases.

•	Favorable Business Climate. Regulatory conditions that attract, retain, and foster job growth and new business development including lower tax rates and right to work states.

•
Robust Infrastructure.  Growing economic base driven by the presence of technology centers, major colleges and universities, health care, trade, next-generation high value-add manufacturing, government industries, and modern transportation facilities and networks.

•	Renter Demographics. The presence of a young, educated workforce with a high population of renters by choice.

•
High Quality of Life.  Areas with abundant recreation, leisure, cultural, and entertainment options and plentiful social opportunities including ample recreation, open space and vibrant downtowns, which foster population retention and growth.

We intend to implement our BLIs, which seek to transform the perception of the apartment from purely functional (i.e., as solely a place to live), to a lifestyle product (i.e., as a place to live, interact, and socialize). The BLIs are property specific and generally consist of amenities and attributes that go beyond traditional features, including highly amenitized common areas, cosmetic and architectural improvements, technology, music and other community-oriented activities. Our BLIs are customized to appeal to our target residents’ desire for a “sense of community” by creating places to gather, socialize and interact in an amenity-rich environment. We believe this creates an enhanced perception of value among residents, allowing for premium rental rates, and improved resident retention.

We invest primarily through controlling positions in joint ventures with our Sponsor’s regional operating partners, or Bluerock ROPs, which are generally leading regional apartment owner/operators that bring deep intellectual and relationship capital in their local markets, extensive operational infrastructure and ability to execute as a ‘local sharpshooter’, a track record of success, and capital to invest alongside us, which we believe aligns their interests with ours. We generally seek to invest approximately 70% to 90% of any property’s required investment capital, with Bluerock ROPs investing the remaining equity on a pari passu basis. We believe our network of Bluerock ROPs provides us with a substantial, often proprietary, transaction pipeline, and enables us to execute multiple investment strategies cost-efficiently across our target markets, without the internal cost and logistical burdens associated with maintaining our own infrastructure and pipeline in these markets.

On an opportunistic basis and subject to compliance with certain REIT restrictions, we intend to sell properties in cases where we have successfully executed our value creation plans and where we believe the investment has limited additional upside relative to other opportunities, in order to harvest profits and to reinvest proceeds to maximize stockholder value.

Borrowing Policies

Under our charter, the maximum amount of our indebtedness may not exceed 300% of our net assets as of the date of any borrowing, which is generally expected to approximate 75% of the cost of our investments; however, we may exceed that limit if approved by a majority of our independent directors. There is no limitation on the amount we may borrow for the purchase of any single property or other investment. Our Board must review our aggregate borrowings at least quarterly.

Distribution Policy

Generally, our policy is to pay distributions from cash flow from operations. However, through the termination of our Follow-On Offering, all of our distributions have been paid from the proceeds of our Prior Public Offerings, and may in the future be paid from sources other than cash flow from operations, such as from cash advances from our Advisor, the sale of our assets, cash resulting from a waiver or deferral of asset management fees and borrowings (including borrowings secured by our assets) in anticipation of future operating cash flow until such time as we have sufficient cash flow from operations to fully fund the payment of distributions therefrom. Further, because we may receive income from interest or rents at various times during our fiscal year and because we may need cash flow from operations during a particular period to fund capital expenditures and other expenses, we expect that at least during the early stages of our development and from time to time during our operational stage, we will declare distributions in anticipation of cash flow that we expect to receive during a later period, and we will pay these distributions in advance of our actual receipt of these funds. We may fund such distributions from third party borrowings, offering proceeds, sale proceeds, advances from the Advisor or Sponsor or from the Advisor’s deferral of its asset management fee.

To the extent that we have repurchased shares pursuant to our share repurchase plan or to the extent that we make payments or reimburse certain expenses to the Advisor pursuant to our advisory agreement, our cash flow and therefore our ability to make distributions from cash flow, as well as cash flow available for investment, will be negatively impacted. In addition, certain amounts we are required to pay to the Advisor, including the monthly asset management fee, the property management fee, the financing fee, the disposition fee and the payment made upon conversion of our convertible stock, depend on the assets acquired, gross revenues of the properties managed, indebtedness incurred, sales prices of investments sold or the value of our Company at the time of conversion, respectively, and therefore cannot be quantified or reserved for until such fees have been earned. We are required to pay these amounts to the Advisor regardless of the amount of cash we distribute to our stockholders, and therefore our ability to make distributions from cash flow, as well as cash flow available for investment, to our stockholders may be negatively impacted. In addition, to the extent we invest in development or redevelopment projects or in properties that have significant capital requirements, these properties will not immediately generate operating cash flow. Thus, our ability to make distributions may be negatively impacted, especially during our early periods of operation.

We are required to make distributions sufficient to satisfy the requirements for qualification as a REIT for tax purposes. Generally, distributed income will not be taxable to us under the Code if we distribute at least 90% of our REIT taxable income.

Distributions will be authorized at the discretion of our Board, in accordance with our earnings, cash flow, anticipated cash flow and general financial condition. The Board’s discretion will be directed, in substantial part, by its intention to cause us to comply with the REIT requirements. Because we may receive income from interest or rents at various times during our fiscal year, distributions may not reflect our income earned in that particular distribution period but may be made in anticipation of cash flow that we expect to receive during a later period and may be made in advance of actual receipt of funds in an attempt to make distributions relatively uniform. We may utilize capital, borrow money, issue new securities or sell assets in order to make distributions. In addition, from time to time, the Advisor and its affiliates may, but are not required to, agree to waive or defer all or a portion of the acquisition, asset management or other fees or other incentives due to them, enter into lease agreements for un-leased space, pay general and administrative expenses or otherwise supplement investor returns in order to increase the amount of cash available to make distributions to our stockholders.

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

Industry Segment

Our current business consists of investing in and operating multifamily communities. Substantially all of our consolidated net income (loss) is from investments in real estate properties that we own through joint ventures. We internally evaluate operating performance on an individual property level and view our real estate assets as one industry segment, and, accordingly, our properties are aggregated into one reportable segment.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. We also have filed with the SEC registration statements on Form S-11 in connection with the Prior Public Offerings of our common stock. Copies of our filings with the SEC may be obtained from the SEC’s website at www.sec.gov. Access to these filings is free of charge.

Item 1A. Risk Factors

We have omitted a discussion of risk factors because, as a smaller reporting company, we are not required to provide such information. For a discussion of significant factors that make an investment in our shares risky, see the Liquidity and Capital Resources Section under Item 7. – Management’s Discussion and Analysis of Financial Conditions and Results of Operations of this report.

Item 1B.   Unresolved Staff Comments

We have no unresolved staff comments.

Item 2.      Properties

As of December 31, 2013, we were invested in five operating real estate properties and one development property through joint venture partnerships. The following table provides summary information regarding our in-service investments ($ in thousands), which are either consolidated or presented on the equity method of accounting.

					Joint Venture Equity Investment Information
Multifamily Community Name/Location	Rentable Square Footage	Number of Units	Date Acquired	Property Acquisition Cost(1)	Gross Amount of Our Investment	Our Ownership Interest in Property Owner	Average Effective Monthly Rent Per Unit(2)	% Occupied as of December 31, 2013 (3)
Springhouse at Newport News/Newport News, Virginia	310,826	432	12/3/2009	$29,250	$2,670	38.25%	$800	92%
The Reserve at Creekside Village/Chattanooga, Tennessee	211,632	192	3/31/2010	$14,250	$717	24.70%	$978	92%
The Estates at Perimeter/ Augusta, Georgia	266,148	240	9/1/2010	$24,950	$1,931	25.00%	$957	88%
Enders Place at Baldwin Park/Orlando, Florida	234,600	198	10/02/2012	$25,100	$4,599	48.40%	$1,446	95%
MDA Apartments/Chicago, Illinois(4)	160,290	190	12/17/2012	$54,900	$6,098	35.31%	$2,152	89%
Total/Average	1,183,496	1,252		$148,450	$16,015		$6,333	91%

(1)	Property Acquisition Cost excludes acquisition fees and closing costs.
(2)
Average effective monthly rent per unit is equal to the average of (i) the contractual rent for commenced leases as of December 31, 2013 minus any tenant concessions over the term of the lease, divided by (ii) the number of units under commenced leases as of December 31, 2013. Total concessions for the year ended December 31, 2013 amounted to approximately $617,448.

(3)	Percent occupied is calculated as (i) the number of units occupied as of December 31, 2013, divided by (ii) total number of units, expressed as a percentage.
(4)	The rentable square footage for the MDA Apartments includes 8,200 square feet of retail space.

On October 18, 2012, we acquired a 58.575% indirect equity interest and, on December 17, 2012, we acquired an additional 5.158% indirect equity interest in the Berry Hill property, for a total investment of $4.2 million. Subsequently, we have partially disposed of our indirect equity interest, as described in Note 3, “Real Estate Assets Held for Sale and Sale of Joint Venture Equity Interests” of our Notes to Consolidated Financial Statements. The Berry Hill property is anticipated to consist of approximately 194,275 rentable square feet encompassing 266 units. First move-ins began in November 2013. The total projected development cost is approximately $33.7 million, or $129,580 per unit. As of December 31, 2013, $27.7 million in development costs had been incurred by the Berry Hill property joint venture, of which we have funded its proportionate share of the equity in the amount of $8.3 million.

Joint Ventures

We accounted for the acquisitions of our interests in properties through managing member limited liability companies (“LLCs”) in accordance with the provisions of the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

We analyze our investments in joint ventures to determine if the joint venture is a variable interest entity (a “VIE”) and would require consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets. We continuously re-assess whether the managing member LLC in which we hold an interest is (i) a VIE, and (ii) if we are the primary beneficiary of the VIE. If it was determined that the joint venture qualified as a VIE and we were the primary beneficiary, it would be consolidated.

In connection with our indirect equity investment in the Estates at Perimeter in Augusta, Georgia (the “Estates at Perimeter property”), our initial contribution into the managing member LLC was funded through a loan from an affiliate; however, on June 29, 2012, the loan was repaid and the managing member LLC was no longer considered a VIE. We then analyzed the managing member LLC under a voting interest model and determined that our investment in this unconsolidated joint venture entity should be accounted for under the equity method, as each member of the managing member LLC had an equal voting interest. Our investment in the Estates at Perimeter property is accounted for under the equity method within our financial statements.

In connection with our indirect equity investments in each of Springhouse at Newport News (the “Springhouse property”) and The Reserve at Creekside Village (the “Creekside property”), our initial contributions into the managing member LLCs were funded through loans to our investing subsidiaries from an affiliate and accounted for as discussed above; however, on March 30, 2012 and September 28, 2010, respectively, the loans were repaid and the managing member LLCs were no longer considered VIEs. In June 2012, we acquired an additional 1.0% and 2.0% joint venture equity interest, respectively, in the managing member LLCs. Also, at this time, the managing member agreements were amended to allow us to control the decision making of the managing member LLCs. We analyzed the managing member LLCs under a voting interest model and determined they should be consolidated under the voting interests model for both properties, as we have the power to direct the activities that most significantly impact the economic performance of the managing member LLCs and we are considered to be the investor that is most closely associated with the entity among the related party investors. The other members of the managing member LLCs have no kick-out rights, as described in Topic 810 Consolidation of the FASB ASC, and their participating rights are protective rights of their investment in nature and not substantive participating rights with respect to the decisions that are expected to be made in the ordinary course of business. Our investments in the Springhouse and Creekside properties are consolidated within our financial statements.

In connection with our indirect equity investments in each of Enders Place at Baldwin Park (the “Enders property”) and MDA Apartments (the “MDA property”), our initial contributions into the managing member LLCs were funded through our corporate working capital line of credit from two affiliates, one of which is an investor in the Enders managing member LLC. The managing member LLCs are not considered VIEs. We analyzed the managing member LLCs under a voting interest model and determined they should be consolidated under the voting interests model for both properties, as we have the power to direct the activities that most significantly impact the economic performance of the managing member LLCs and we are considered to be the investor that is most closely associated with the entity among the related party investors. The other members of the managing member LLCs have no kick-out rights, as described in Topic 810 Consolidation of the FASB ASC, and their participating rights are protective rights of their investment in nature and not substantive participating rights with respect to the decisions that are expected to be made in the ordinary course of business. Our investments in the Enders and MDA properties are consolidated within our financial statements.

In connection with our indirect equity investment in 23Hundred@Berry Hill (the “Berry Hill property”), our initial contribution into the managing member LLC was funded from a working capital line of credit from an affiliate, which is also an investor in the managing member LLC and is considered a VIE. We are considered the primary beneficiary as we have both the power to direct the activities that most significantly impact economic performance of the VIE and the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. Our partial disposition of our indirect equity interest, as described in Note 3, “Real Estate Assets Held for Sale and Sale of Joint Venture Equity Interests” of our Notes to Consolidated Financial Statements, did not affect our position as primary beneficiary. Our investment in the Berry Hill property has been consolidated within our financial statements.

Item 3.    Legal Proceedings

We are not party to, and none of our properties are subject to, any material pending legal proceeding.

Item 4.    Mining Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

There is no established public trading market for our common stock. Therefore, there is a risk that a stockholder may not be able to sell our stock at a time or price acceptable to the stockholder. Pursuant to the Follow-On Offering, we sold shares of our common stock to the public at a price of $10.00 per share and at a price of $9.50 per share pursuant to our distribution reinvestment plan. Our Follow-On Offering was effectively terminated on September 9, 2013.

Subsequently, we filed a registration statement on Form S-11 (No. 333-192610) with the SEC, on November 27, 2013, to sell shares of our Class A common stock in an underwritten public offering, with these shares being immediately listed on a national securities exchange at the closing of the offering. There can be no assurance that we will be able to complete the underwritten offering or attendant listing. While the registration statement has been filed with the SEC, it has not yet been declared effective by the SEC. The Class A common stock to be registered pursuant to the registration statement may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. Any disclosure concerning the underwritten offering is neither an offer nor a solicitation to purchase our securities.

Stockholder Information

As of February 7, 2014, we had approximately 2,413,811 shares of common stock outstanding held by a total of 764 stockholders.

Distributions

We intend to make regular cash distributions to our stockholders. Our Board will determine the amount of distributions to be distributed to our stockholders. The Board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. Especially during the early stages of our operations, we may declare distributions in excess of cash flow provided by operations.

The cash distributions paid in the four quarters ended December 31, 2012 were approximately $695,415. Distributions funded through the issuance of shares under our distribution reinvestment plan in the four quarters ended December 31, 2012 were approximately $429,935. For the four quarters ended December 31, 2012, cash flow used in operations was approximately $(2,048,484). Distributions in excess of cash flow provided by operations were funded with proceeds from the Initial Public Offering.

The cash distributions paid in the four quarters ended December 31, 2013 were approximately $1,152,639. Distributions funded through the issuance of shares under our distribution reinvestment plan in the four quarters ended December 31, 2013 were approximately $490,825. For the four quarters ended December 31, 2013, cash flow provided by operations was approximately $244,264. Distributions in excess of cash flow provided by operations were funded with proceeds from the Prior Public Offerings and proceeds of the sale of our Hillsboro property.

Distributions by quarter for the years ended December 31, 2013 and 2012, respectively, were as follows:

	Distributions Paid						Sources of Cash Distributions
	Cash	Distributions Reinvested (DRIP)	Total	Cash Flow Provided by (Used in) Operations	Total Distributions Declared	Declared Distributions Per Share(1)	Cash Flow Provided by Operations/ Percent of Total Cash Distributions Paid	Offering Proceeds/ Percent of Total Cash Distributions Paid
2013
First Quarter	$236,738	$148,429	$385,167	$89,886	$393,291	$0.175	$0.00/0	$385,167/100%
Second Quarter	251,884	161,593	413,477	1,625,453	412,265	0.175	0.00/0	413,477/100%
Third Quarter	254,526	168,608	423,134	1,053,166	426,066	0.176	0.00/0	423,134/100%
Fourth Quarter	409,491	12,195	421,686	(2,524,241)	425,648	0.175	0.00/0	421,686/100%
Total	$1,152,639	$490,825	$1,643,464	$244,264	$1,657,270	$0.701	$0.00/0	$1,643,464/100%

2012
First Quarter	$119,815	$77,893	$197,708	$(275,234)	$213,217	$0.175	$0.00/0	$197,708/100%
Second Quarter	158,737	96,455	255,192	(3,619)	272,107	0.175	0.00/0	255,192/100%
Third Quarter	194,505	118,919	313,424	(1,720,869)	332,188	0.175	0.00/0	313,424/100%
Fourth Quarter	222,358	136,668	359,026	(48,762)	374,316	0.175	0.00/0	359,026/100%
Total	$695,415	$429,935	$1,125,350	$(2,048,484)	$1,191,828	$0.700	$0.00/0	$1,125,350/100%

(1)	Distributions declared per share assumes the share was issued and outstanding each day during the period and is based on a declared daily distribution rate of $0.00191781 per share of common stock per day. For the third quarter of 2013, stock distributions were calculated at a rate of $0.00219178 per share of common stock per day.

Equity Compensation Plan

We previously adopted the Bluerock Residential Growth REIT, Inc. (formerly Bluerock Multifamily Growth REIT, Inc.) Long Term Incentive Plan (the “Former Incentive Plan”), in order to enable us to (1) provide an incentive to our employees, officers, directors, and consultants and employees and officers of our Advisor to increase the value of our common stock, (2) give such persons a stake in our future that corresponds to the stake of each of our stockholders, and (3) obtain or retain the services of these persons who are considered essential to our long-term success, by offering such persons an opportunity to participate in our growth through ownership of our common stock or through other equity-related awards. We had reserved and authorized an aggregate number of 2,000,000 shares of our common stock for issuance under the Former Incentive Plan.

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our Former Incentive Plan, as of December 31, 2013.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	-	-	1,955,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,955,000

We have granted each of our independent directors 5,000 shares of restricted stock as of the commencement of the Initial Public Offering on October 15, 2009, and 2,500 shares of restricted stock as of their re-election to the Board on each of March 15, 2010, August 8, 2011, August 7, 2012 and again on August 5, 2013. The restricted stock vests as to 20% of the shares on the date of grant and as to 20% of the shares on each of the first four anniversaries of the date of the grant thereafter. Notwithstanding the foregoing, the restricted stock will become fully vested on the earlier occurrence of (1) the termination of the grantee’s service as a director due to his or her death, disability or termination without cause or (2) the occurrence of a change in our control.

Use of Proceeds from Sales of Registered Securities and Unregistered Sales of Equity Securities

On October 15, 2009, our Registration Statement on Form S-11 (File No. 333-153135), covering our Initial Public Offering of up to 130 million shares of common stock, was declared effective under the Securities Act of 1933. We commenced our Initial Public Offering on October 15, 2009. We offered 100 million shares of common stock in our Initial Public Offering at an aggregate offering price of up to $1.0 billion, or $10 per share, with a discount available to certain categories of purchasers. The 30 million shares offered under our distribution reinvestment plan were offered at an aggregate offering price of $285.0 million, or $9.50 per share.

On September 20, 2012, we filed a registration statement on Form S-11 with the SEC to register $500.0 million in shares of our common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment program) at a price of $10.00 per share (subject to certain volume discounts described in the prospectus), and $50.0 million in shares of our common stock to be sold pursuant to our distribution reinvestment plan at $9.50 per share, pursuant to the Follow-On Offering. As permitted by Rule 415 under the Securities Act, we continued the Initial Public Offering until the date the SEC declared the registration statement for the Follow-On Offering effective. On April 12, 2013, the Follow-On Offering was declared effective which terminated our Initial Public Offering. On August 23, 2013, at the recommendation of our Advisor and following the approval of our Board, we terminated our Follow-On Offering, effective September 9, 2013.

Through September 9, 2013, including shares issued through our distribution reinvestment plan, we had sold approximately 2,459,661 shares of common stock in our Prior Public Offerings and raised gross offering proceeds of approximately $22,561,657.  The net proceeds of the offerings, after payment of underwriting compensation and offering and organizational expenses, was $15,678,449. Below is a summary of the sources and uses of capital by the Company, including the use of proceeds from the Prior Public Offerings(1):

Amount
Sources:
Capital Raised:	$22,561,657

Loans from Affiliates:	24,362,351
Less: Repayments of Loans to Affiliates	(16,791,128)
Current Outstanding Loans From Affiliates	7,571,223

Sales Proceeds:	6,479,145
Distributions from Investments:	3,432,013
Total Sources:	$40,044,038

Uses:
Investments in Real Estate JVs	$25,199,652
Less: Disposed Assets (cost basis)	(6,598,092)
Current Investments in Real Estate JVs	18,601,560

Selling Commission, Dealer Manager Fee and Distribution Costs(2)	2,137,994
Offering and Organizational Expenses	4,745,214
Interest on Loans to Affiliates	1,766,397
Fees Paid to Advisor on Investments	2,105,469
Working Capital	4,967,191
Dividends Paid to Investors	3,515,725
Redemptions	433,532
Total Uses:	$38,273,082

(1)	Figures are based on exact amounts excluding Working Capital, which is based on a reasonable estimate.
(2)	Paid to Select Capital Corporation, as the Company’s dealer manager until July 11, 2011, and Bluerock Capital Markets, LLC, as the Company’s dealer manager commencing July 11, 2011. Bluerock Capital Markets, LLC is as an affiliate of the Advisor.

Unregistered Sale of Equity Securities

 During the year ended December 31, 2013, we did not sell any equity securities that were not registered under the Securities Act of 1933, other than the issuances of restricted stock to our directors as described above under “Equity Compensation Plan.”

Share Repurchase Plan

Pursuant to the terms of our share repurchase plan, the purchase price for shares repurchased under the share repurchase plan reflected our estimated value per share of $10.04 as of December 17, 2012. Except in the instance of a stockholder’s death or qualifying disability, we were able to repurchase shares at the lesser of (1) 100% of the average price per share the original purchaser paid to us for all of the shares (as adjusted for any stock distributions, combinations, splits, recapitalizations, special distributions and the like with respect to our common stock), or (2) $9.04 per share (i.e., 90% of our estimated net asset value per share of $10.04). Repurchases sought upon a stockholder’s death or “qualifying disability”, as that term is defined in our share repurchase plan, were to be made at a repurchase price of $10.04 per share. Shares subject to repurchase must have been held for at least one year. The Company had no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

During the year ended December 31, 2013, we redeemed $98,425 of common stock as a result of redemption requests. Proceeds from our distribution reinvestment plan for the year ended December 31, 2012 were $454,711, which under our share redemption plan established the maximum amount of redemption requests we could satisfy during the year ended December 31, 2013, subject to exceptional circumstances as determined by the Board. In September 2012, $59,005 of shares were repurchased based on extraordinary circumstances, leaving $395,706 available to fulfill redemption requests in 2013. As of December 31, 2013, we received a total of nine redemption requests during the year ended December 31, 2013 for an aggregate of 25,129 shares, not including the partially deferred redemption request from the year ended December 31, 2012 in the amount of $23,125. We honored the deferred redemption requests from 2012 in full. Of the remaining redemption requests, we honored a total of 7,500 shares aggregating $75,300. The average redemption price for the fulfilled redemptions during the year ended December 31, 2013 was $9.84 per share. Funds for the payment of redemption requests were derived from the proceeds of our distribution reinvestment plan.

On June 27, 2013, following a meeting of our Board, we decided to explore strategic alternatives to enhance the growth of our portfolio. In anticipation of its review of strategic alternatives, the Board, including all of our independent directors, voted to suspend our share repurchase plan as of June 27, 2013 through the third quarter of 2013. In addition, our Board, including all of our independent directors, voted to suspend payment of pending repurchase requests under the share repurchase plan that were queued as of June 27, 2013 for repurchase.

On August 23, 2013, our Board, including all of our independent directors, voted to terminate our Distribution Reinvestment Plan (“DRP”). The termination of the DRP eliminated the source of proceeds for the repurchase of shares under the share repurchase plan and, therefore, our Board, including all of our independent directors, voted to terminate the share repurchase plan, effective as of September 9, 2013.

As a result of the termination of the share repurchase program, the repurchase requests received from stockholders during the second quarter of 2013, with respect to 17,629 shares aggregating $169,366, will not be fulfilled. As we do not intend to fulfill any requests in the future, the aggregate amount of any accrued redemptions and redeemable common stock has been reclassified back to additional paid-in capital as of December 31, 2013.

Item 6.   Selected Financial Data

We have omitted presentation of selected financial data because, as a smaller reporting company, we are not required to provide such information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Bluerock Residential Growth REIT, Inc., and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Bluerock Residential Growth REIT, Inc., a Maryland corporation, and, as required by context, Bluerock Residential Holdings, L.P., a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. Also see “Forward-Looking Statements” preceding Part I.

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

Our revenue is derived from residents under existing leases at the apartment properties underlying our real estate joint ventures. Our operating cash flow is principally dependent on the number of apartment properties in our portfolio, rental rates, occupancy rates, operating expenses associated with these apartment communities and the ability of residents to make their rental payments. Our ongoing operating expenses exceed the cash flow received from our investments in real estate joint ventures, and therefore, we have continuing negative operating cash flow. See ‘‘— Liquidity and Capital Resources’’ below.

As of December 31, 2013, our portfolio consisted of interests in six properties, all acquired through joint ventures, five of which were operational, and one of which was in development. We did not commence real estate operations until the end of 2009 when we made our first equity investment. We made several additional equity investments in 2010, made no investments in 2011, made additional equity investments in 2012, as well as one disposition, and made no investments, one full disposition and two partial dispositions in 2013.

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

We have elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, as amended, and have qualified as a REIT commencing with our taxable year ended December 31, 2010. In order to qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our taxable income (excluding net capital gains). If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify as a REIT for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and results of operations. We intend to continue to organize and operate in such a manner as to remain qualified as a REIT.

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

On September 20, 2012, we filed a registration statement on Form S-11 with the SEC, to register $500 million in shares of our common stock (exclusive of shares to be sold pursuant to our distribution reinvestment program) at a price of $10.00 per share, and $50.0 million in shares of our common stock to be sold pursuant to our distribution reinvestment plan at $9.50 per share, pursuant to a follow-on offering to the Initial Public Offering (the “Follow-On Offering,” and together with the Initial Public Offering, the “Prior Public Offerings”). As of April 12, 2013, the date we terminated our Initial Public Offering, we had accepted aggregate gross offering proceeds of $22.2 million.

Our total stockholders’ equity increased $1.0 million from $11.0 million as of December 31, 2012 to $12.0 million as of December 31, 2013.  The increase in our total stockholders’ equity is primarily attributable to the cumulative gain of $3,699,367, net of disposition fees, which we realized on the partial sale of our controlling indirect joint venture equity interest in the Berry Hill property, reflected in our additional paid-in capital, offset by our net loss of $2,971,001 for the period. From the date of effectiveness of our Follow-On Offering through September 9, 2013, we sold aggregate gross primary offering proceeds of approximately $330,251 under our Follow-On Offering. After consideration by our Board of strategic alternatives to enhance the growth of our portfolio and the slow rate at which we raised funds in our Prior Public Offerings, we terminated the Follow-On Offering on September 9, 2013, including the related distribution reinvestment program. We raised an aggregate of $22.6 million in gross proceeds from the sale of shares of our common stock in the Prior Public Offerings.

Industry Outlook

Bluerock Real Estate, L.L.C., or Bluerock, which provides us with our senior management team through our Advisor, believes that the first wave of opportunity following the financial crisis provided investment-oriented, or ‘‘financial,’’ buyers the opportunity to earn significant returns simply by ‘‘spread investing’’ (i.e., taking advantage of historical spreads between higher acquisition cap rates and lower, long-term financing interest rates). We believe that as financial buyers enter their disposition periods, the next phase of recovery provides opportunity for real-estate-centric buyers (i.e., buyers who have real estate-specific investment expertise and deep intellectual capital in specific markets) to create value using proven real estate investment strategies. In addition, Bluerock believes that as the economy continues its recovery, private purchasers with greater capital constraints who have needed significant leverage to fund acquisitions will become less competitive in an environment of more traditional (i.e., higher) interest rate levels and cap rate spreads.

Bluerock believes that both private institutional capital and public REITs are mostly focused on investing in apartment properties in primary metropolitan, or ‘‘gateway,’’ markets, and that many demographically attractive growth markets are underinvested by institutional/public capital. As a result, we believe that our target markets provide the opportunity to source investments at capitalization rates that are at significant value to gateway markets, and which have the potential to provide not only significant current income, but also capital appreciation.

Bluerock additionally believes that select demographically attractive growth markets are underserved by newer institutional-quality Class A apartment properties, especially as the wave of Echo Boomers moves into its prime rental years over the upcoming decade. As such, we believe there is opportunity in certain of our target markets for development and/or redevelopment to deliver Class A product and capture premium rental rates and value growth.

We believe that demographic forces indicate strong growth for apartment demand in the foreseeable future due to the increasing number of Echo Boomer households, the propensity of these Echo Boomers to rent longer than previous generations, the increase in Baby Boomer renter households and trends in immigration and population growth.

Results of Operations

The negative trend in our capital sources and liquidity issues discussed below is expected to have a material impact on the revenues and income derived from the operation of our assets unless we are able to obtain viable alternative financing arrangements to our Follow-On Offering. Other than this trend in our liquidity, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the apartment housing industry and real estate generally, which may be reasonably anticipated to have a material impact on the revenues or incomes to be derived from the operation of our assets.

Note 3, “Real Estate Assets Held for Sale and Sale of Joint Venture Equity Interests,” to our Notes to the Consolidated Financial Statements provides a discussion of the various purchases and sales of joint venture equity. These transactions have resulted in material changes to the presentation of our financial statements.

The following is a summary of our operating investments as of December 31, 2013:

Multifamily Community	Date Acquired	Number of Units	Our Indirect Ownership Interest in Property Owner	Occupancy %	Debt Service Coverage Ratio
Springhouse at Newport News	12/03/2009	432	38.25%	92%	1.75
The Reserve at Creekside Village	03/31/2010	192	24.70%	92%	1.59
The Estates at Perimeter	09/01/2010	240	25.00%	88%	1.60
Enders Place at Baldwin Park	10/02/2012	198	48.40%	95%	2.46
MDA City Apartments	12/17/2012	190	35.31%	89%	1.54

The Creekside and Enders properties are held for sale as of December 31, 2013. The Creekside and Enders properties consisted of $5.4 million and $3.0 million in revenues for the years ended December 31, 2013 and 2012, respectively.

The Gardens at Hillsboro Village in Nashville, Tennessee, in which we held an indirect 12.5% joint venture equity interest, was sold on September 30, 2013 at a sales price of $44.0 million. This sale generated net proceeds to us after closing costs of approximately $2.44 million.

Year ended December 31, 2013 as compared to the year ended December 31, 2012

Revenues, property operating expenses, management fees, depreciation and amortization, and real estate taxes and insurance increased due to the various equity interest investments entered into following the first quarter for the year ended December 31, 2012, including additional equity interest in the Springhouse property late in the second quarter of 2012 and the acquisition of the Berry Hill development property and MDA property in the fourth quarter of 2012. The structure of these business combinations allowed us to report consolidated financial information for these investments. We had reported all of our investments under the equity method in previous reporting periods. As the additional equity interest in the Springhouse property was not acquired until June 27, 2012, and the other investments were not acquired until the fourth quarter of 2012, the prior period results reflect a smaller amount of financial information. Therefore, virtually all statement of operations financial items increased from the year ended December 31, 2012 by the following amounts compared to the year ended December 31, 2013; revenues by $6,313,331, property operating expenses by $1,952,503, management fees by $255,990, depreciation and amortization by $2,556,908, and real estate taxes and insurance by $581,817.

General and administrative expenses increased $407,585 from $1,715,675 for the year ended December 31, 2012 to $2,123,260 for the year ended December 31, 2013. This increase is primarily due to the addition of three properties to our portfolio during the last half of 2012 and an increase in legal expenses associated with our business operations.

Gain on business combinations was as a result of the business combination from the Company’s additional equity purchases in Springhouse in June 2012, which resulted in a revaluation gain of $2,284,656, and from the acquisition of MDA Apartments, which resulted in a gain of $8,642,386. There were no such business combinations for the 2013 period.

Gain on sale of JV interests of $2,014,533 represents the gain on sale of our Meadowmont property in June 2012. There were no such sales for the 2013 period.

Equity in gain on sale of real estate asset of unconsolidated joint venture represents the gain from the sale of the Hillsboro property during the third quarter of 2013.

Interest expense increased $3,107,783 from $781,359 for the year ended December 31, 2012 to $3,889,142 for the year ended December 31, 2013.  The increase in interest expense is primarily the result of the affiliate working capital line of credit, entered into during the fourth quarter of 2012, which resulted in interest expense of $956,087 for the year ended December 31, 2013. In addition, interest expense for the year ended December 31, 2013 includes twelve months of expense, while interest expense for the year ended December 31, 2012 reflects expense incurred subsequent to the 2012 acquisitions discussed above. The increase was offset by the amortization of the fair value debt adjustment resulting from the consolidation of the Springhouse property late in the second quarter of 2012.

Loss from discontinued operations decreased $364,269 from $720,815 for the year ended December 31, 2012 to $356,546 for the year ended December 31, 2013. We recognized a $1,242,964 gain on revaluation of the equity on business combination related to additional equity interest purchased in the Creekside property in June 2012, which was offset by a loss of approximately $638,372 for the year ended December 31, 2012, and recognized a loss of $194,365 at the Creekside property for the year ended December 31, 2013. The decrease was primarily due to the amortization of in-place leases in 2012 of approximately $452,467, which was not incurred in 2013, as in-place leases are amortized over a useful life of 6 months. We recognized a loss at the Enders property of approximately $1,325,406 for the year ended December 31, 2012, compared to a loss of $162,864 for the year ended December 31, 2013, which was primarily due to acquisition costs of $1,090,435 in 2012.

Property Operations

We define “same store” properties as those that we owned and operated for the entirety of both periods being compared, except for properties that are in the construction or lease-up phases, or properties that are undergoing development or significant redevelopment. We move properties previously excluded from our same store portfolio for these reasons into the same store designation once they have stabilized or the development or redevelopment is complete. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property stabilized upon attainment of 90% physical occupancy, subject loss-to-lease, bad debt and rent concessions. For comparison of our years ended December 31, 2013 and 2012, the same store properties included properties owned at January 1, 2012. No other properties owned since January 1, 2012 were under construction or redevelopment. Our same store properties for the years ended December 31, 2013 and 2012 were Springhouse at Newport News, The Reserve at Creekside Village and the Estates at Perimeter.  Our non-same store properties for the same periods were The Apartments at Meadowmont, Gardens at Hillsboro Village, Enders Place at Baldwin Park, 23Hundred@Berry Hill and MDA Apartments. The Estates at Perimeter and Gardens at Hillsboro Village are accounted for under the equity method, but are reflected in our table of net operating income as if they were consolidated. For the year ended December 31, 2013, the components of same store property revenues, property expenses and net operating income represented by our Estates at Perimeter property were $2,670,382, $980,362 and $1,690,020, respectively, and the components of non-same store property revenues, property expenses and net operating loss represented by our Gardens at Hillsboro property were $2,822,352, $2,527,206 and $295,146, respectively. For the year ended December 31, 2012, the components of same store property revenues, property expenses and net operating income represented by our Estates at Perimeter property were $2,662,547, $1,014,131 and $1,648,416, respectively, and the components of non-same store property revenues, property expenses and net operating loss represented by our Gardens at Hillsboro property were $3,644,338, $1,289,894 and $2,354,444, respectively. Estates at Perimeter’s financial information can be found at Note 5, “Equity Method Investments” in our Notes to Consolidated Financial Statements. The Gardens at Hillsboro Village was sold on September 30, 2013.

The following table presents the same store and non-same store results from operations for the years ended December 31, 2013 and 2012:

	Years Ended December 31,		Change
	2013	2012	$	%

Property Revenues
Same Store	$8,723,476	$8,832,837	$(109,361)	(1.2)%
Non-Same Store	11,100,029	6,716,114	4,383,915	65.3%
Total property revenues	$19,823,505	$15,548,951	$4,274,554	27.5%

Property Expenses
Same Store	$3,849,172	$3,837,752	$11,420	0.3%
Non-Same Store	6,370,141	2,548,658	3,821,483	149.9%
Total property expenses	$10,219,313	$6,386,410	$3,832,903	60.0%

Same Store NOI	$4,874,304	$4,995,085	$(120,781)	(2.4)%
Non-Same Store NOI	4,729,888	4,167,456	562,432	13.5%
Total NOI(1)	$9,604,192	$9,162,541	$441,651	4.8%

(1)	See “Net Operating Income” below for a reconciliation of same store NOI, non-same store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Same store property revenues decreased approximately $109,361, or 1.2%, for the year ended December 31, 2013 as compared to the same period in 2012 due primarily to decreased rental revenues from the Creekside property resulting from a downturn in the local economy. Same store occupancy for the year ended December 31, 2013 increased to 90.88% from 90.83% for the year ended December 31, 2012. Same store average annual and monthly effective rent per unit for the year ended December 31, 2013 increased to approximately $10,939 and $912, respectively, from approximately $10,872 and $906, respectively, for the year ended December 31, 2012. The Creekside property is included in same store sales and is held for sale as of December 31, 2013. The Creekside property consisted of $2,116,264 and $2,201,251 in revenues for the years ended December 31, 2013 and 2012, respectively. Creekside’s average occupancy rate decreased to 96% during the year ended December 31, 2013, compared to 96% during the year ended December 31, 2012. The average annual and monthly effective rent per unit for the Creekside property increased to $11,738 and $978, respectively, for the year ended December 31, 2013, from approximately $11,380 and $948, respectively, for the year ended December 31, 2012 due to nationwide increased rental rates.

Same store property expenses remained relatively flat, increasing approximately $11,420, or 0.3%, for the year ended December 31, 2013 as compared to the same period in 2012 driven primarily by decreased repairs and maintenance expense of $159,240, offset by an increase in real estate taxes and insurance of $76,202 and salary/benefits of $69,093, as compared to our same store properties from the prior year end.

Net Operating Income

We believe that net operating income, or NOI, is a useful measure of our operating performance. We define NOI as total property revenues less total property operating expenses, excluding depreciation and amortization and interest. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs.

We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate our performance on a same store and non-same store basis, including our equity method investments, because NOI allows us to evaluate the operating performance of our properties because it measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance and captures trends in rental housing and property operating expenses. We believe it is appropriate to reflect our equity method investments, the Estates at Perimeter and the Gardens at Hillsboro Village, on a consolidated basis, as they too are considered a core part of our business and therefore, the properties’ operating performance should be included in our assessment of the overall portfolio performance.

However, NOI should only be used as an alternative measure of our financial performance. The following table reflects same store and non-same store contributions to consolidated NOI together with a reconciliation of NOI to net loss as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Year Ended December 31,
	2013	2012
Net operating income
Same store	$4,874	$4,995
Non-same store	4,730	4,168
Total net operating income	9,604	9,163
Less:
Interest expense	5,633	4,701
Total property income (loss)	3,971	4,462
Less:
Noncontrolling interest pro-rata share of property income	2,338	3,448
Other income (loss) related to JV/MM entities	(25)	(26)

Pro-rata share of properties’ income	1,658	1,040
Less:
Depreciation and amortization(1)	2,570	1,727
Affiliate loan interest, net(1)	958	252
Asset management and oversight fees(1)	522	316
Acquisition and disposition costs(1)	378	1,933
Corporate operating expenses(1)	1,888	1,624
Add:
Gain on sale of joint venture interest	-	2,154
Equity in gain on sale of real estate asset of unconsolidated joint venture interest	1,687	-

Gain on revaluation of equity on business combinations	-	6,579
Net income (loss) attributable to common shareholders	$(2,971)	$3,921

(1)	Amounts presented represent our pro-rata share of the individual line item.

Of the amounts above, Estates at Perimeter and Gardens at Hillsboro Village, our equity method investments, comprise the following amounts (in thousands):

	Year Ended December 31,
	2013	2012
Net operating income
Same store	$1,690	$1,648
Non-same store	295	2,354
Total net operating income	1,985	4,002
Less:
Interest expense	1,452	1,710
Total property income (loss)	533	2,292
Less:
Noncontrolling interest pro-rata share of property income	373	1,908
Other income (loss) related to JV/MM entities	(11)	(6)
Pro-rata share of properties’ income	171	390
Less:
Depreciation and amortization(1)	274	303
Asset management and oversight fees	70	105
Acquisition and disposition costs	4	-
Net income (loss) attributable to common shareholders	$(177)	$(18)

(1) Amounts presented represent our pro-rata share of the total depreciation and amortization.

Organization and Offering Costs

Our organization and offering costs (other than selling commissions and dealer manager fees) may be paid by our Advisor, our dealer manager or their affiliates on our behalf. Other offering costs include all expenses incurred by us in connection with our Initial Public Offering and our Follow-On Offering. Organization costs include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

As of December 31, 2013, $2,396,605 of organizational and offering costs have been incurred on our behalf by our Advisor since inception. We are liable to reimburse these costs to our Advisor only to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the applicable offering. In 2010, we reimbursed our Advisor for approximately $508,000 of these costs. When recorded by us, organizational costs are expensed and third-party offering costs are charged to stockholders’ equity. As of December 31, 2013, $3,622,471 of offering costs have been charged to stockholders’ equity and, in 2010, $49,931 of organizational costs were expensed. The organizational and offering costs exceed the 15% threshold discussed above, and given the termination of the Initial Public Offering in April 2013 and the Follow-On Offering in September 2013, we have recorded a receivable of approximately $508,000 due from our Advisor for the previously reimbursed organizational and offering costs, which remains due as of December 31, 2013.

Operating Expenses

Under our Advisory Agreement, our Advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our Advisor’s overhead, such as rent, employee costs, utilities and information technology costs. We do not, however, reimburse our Advisor for personnel costs in connection with services for which our Advisor receives acquisition, asset management or disposition fees or for personnel costs related to the salaries of our executive officers. Our charter limits our total operating expenses at the end of the four preceding fiscal quarters to the greater of (A) 2% of our average invested assets, or (B) 25% of our net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period. Notwithstanding the above, we may reimburse amounts in excess of the limitation if a majority of our independent directors determines that such excess amounts were justified based on unusual and non-recurring factors. If such excess expenses are not approved by a majority of our independent directors, the Advisor must reimburse us at the end of the four fiscal quarters the amount by which the aggregate expenses during the period paid or incurred by us exceeded the limitations provided above. As of December 31, 2013 and 2012, our Board approved operating expenses to be expensed as incurred.

Liquidity and Capital Resources

We believe the properties underlying the Company’s real estate investments are performing well and had a portfolio-wide debt service coverage ratio of 1.79x and an average occupancy of 91% at December 31, 2013. Our primary short-term liquidity requirements relate to (a) our operating expenses, (b) our maturing short-term debt, (c) investments and capital requirements to fund development and renovations at existing properties and (d) distributions. Our current cash resources are inadequate to meet these needs as our current corporate operating expenses exceed the cash flow received from our investments in real estate joint ventures.

The primary reason for our negative operating cash flow is the amount of our general and administrative expenses relative to the size of our portfolio. Our general and administrative expenses were $2,123,260 for the year ended December 31, 2013. These costs include accounting and related fees to our independent auditors, legal fees, costs of being an SEC reporting company, director compensation and directors and officers insurance premiums.

We believe that the most important uses of our capital resources will be to provide working capital to enable us to cover our negative operating cash flow and meet our maturing short-term debt obligation.

Through September 9, 2013, we had sold shares of our common stock pursuant to our Prior Public Offerings carried out in a manner consistent with offerings of non-listed REITs. Our Board subsequently determined to terminate our Follow-On Offering. Through September 9, 2013, the date we terminated our Follow-On Offering, we had raised $22.6 million in net proceeds from our Prior Public Offerings.

Therefore, we must seek other sources of funding other than the Follow-On Offering to address short and long-term liquidity requirements. On April 3, 2013, we, through an affiliate, entered into a membership interest purchase agreement with an unaffiliated third party for the sale of our indirect equity investment in The Estates at Perimeter in Augusta, Georgia, (the “Estates at Perimeter property”). We anticipated that the sale of our indirect equity investment in the Estates at Perimeter property would generate sufficient cash to support our short-term liquidity requirements; however, the purchaser terminated the membership interest purchase agreement on June 18, 2013, which created short-term liquidity issues. To address these issues, on August 13, 2013, following the approval of our Board, we sold, at third party appraised value, a 10.27% indirect equity interest in a to-be developed class A, mid-rise apartment community known as 23Hundred@Berry Hill located in Nashville, Tennessee (the “Berry Hill property”) to an affiliate, Bluerock Growth Fund, LLC, with us retaining an approximate 53.46% indirect equity interest in the project. The transaction generated proceeds to us of approximately $2,000,040, excluding disposition fees of $69,470 deferred by our Advisor, to support our primary liquidity requirements through the remainder of 2013, other than our working line of credit, which is discussed below.

Further, on August 29, 2013, we transferred an additional 28.36% indirect equity interest in the Berry Hill property (the “Additional Berry Hill Interest”), to Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”), an affiliate of ours, in exchange for a $5,524,412 reduction of the outstanding principal balance of a working capital line of credit provided by Bluerock Special Opportunity + Income Fund, II, LLC (“Fund II”) and Fund III, both of which are affiliates of our Sponsor, pursuant to which we may borrow up to $13.5 million (the “Fund LOC”), based on a third party appraisal, excluding a disposition fee of approximately $191,886 deferred by our Advisor. Construction of the Berry Hill property is in process, and its first Certificates of Occupancy were received and the property began delivering units for move-in in November 2013. The Berry Hill property is projected to be stabilized by the third quarter of 2014. To date, our funding obligations for this project have been a significant liquidity requirement, with $8.3 million of equity funded by us at December 31, 2013. The project is expected to produce positive cash flow to us once stabilized.

The Creekside and Enders properties are included in same store sales and are held for sale as of December 31, 2013. For the years ended December 31, 2013 and 2012, the Creekside property provided a total of $5.4 million in revenues, and the Enders property provided a total of $3.0 million in revenues. On December 12, 2013, the underlying subsidiary holding title to the Creekside property entered into a purchase and sale agreement to sell the property for approximately $19.6 million; however, the purchaser terminated the agreement on January 16, 2014. If necessary, to meet additional short-term liquidity requirements, the Company may seek to sell assets selectively. In this regard, The Gardens at Hillsboro Village in Nashville, Tennessee, in which we held an indirect 12.5% joint venture equity interest, was sold on September 30, 2013 at a sales price of $44.0 million. This sale generated net proceeds to us after closing costs of approximately $2.44 million, which will be used to help cover our operating expenses and liabilities, including the pay down of a portion of our working line of credit.

On November 27, 2013, we filed a registration statement on Form S-11 (No. 333-192610) with the SEC to sell shares of our Class A common stock in an underwritten public offering, with these shares being immediately listed on a national securities exchange at the closing of the offering. There can be no assurance that we will be able to complete the underwritten offering or attendant listing. While the registration statement has been filed with the SEC, it has not yet been declared effective by the SEC. The Class A common stock to be registered pursuant to the registration statement may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. Any disclosure concerning the underwritten offering is neither an offer nor a solicitation to purchase our securities. In the event the registration statement is declared effective and the underwritten offering is completed, we expect to enter into a new management agreement, or the New Management Agreement, with BRG Manager, LLC, a Delaware limited liability company, to provide external management services to the Company. In such event, we anticipate that the New Management Agreement would provide us with access to Bluerock’s team of management, investment, capital markets, asset management, finance, legal and administrative personnel at a lower cost than associated with employing our own management team.

On October 2, 2012, we entered into the Fund LOC pursuant to which we were initially entitled to borrow up to $12.5 million. On March 4, 2013, the Fund LOC was amended to increase the commitment amount thereunder from $12.5 million to $13.5 million, and to extend the initial term by six (6) months to October 2, 2013. On August 13, 2013, the Fund LOC was further amended in connection with our sale of the partial interest in the Berry Hill property, to, among other things, remove the revolving feature of the Fund LOC such that we may not borrow any further thereunder. Thus, we do not view the Fund LOC as a source of liquidity. On August 29, 2013, we extended the maturity date of the Fund LOC to April 2, 2014, and we may extend it for an additional six months. At December 31, 2013 and 2012, the outstanding balance on the Fund LOC was $7,571,223 and $11,935,830, respectively, and no amount and $564,170 was available for borrowing, respectively.

We may also utilize other credit facilities or loans from affiliates or unaffiliated parties when possible. To date, we have relied on borrowing from affiliates to help finance our business activities. However, there are no assurances that we will be able to continue to borrow from affiliates or extend the maturity date of the Fund LOC beyond the current maturity date.

Our charter prohibits us from incurring debt that would cause our borrowings to exceed 300% of our net assets unless a majority of our independent directors approves the borrowing. Our charter also requires that we disclose the justification for any borrowings in excess of the 300% leverage guideline in the next quarterly report. As of December 31, 2013, the percentage of our borrowings to our net assets was below the 300% guideline.

Our Sponsor has agreed to provide financial support to us sufficient for us to satisfy in the ordinary course of business our obligations and debt service requirements, including those related to the filing of the registration statement to sell shares of our Class A common stock in an underwritten public offering, if we are unable to satisfy those expenses as they ordinarily come due after we have expended best efforts to satisfy those expenses by means available to us, and satisfy all liabilities and obligations of our Company that we are unable to satisfy when due, after we have expended best efforts to satisfy those expenses by means available to us through and including the earlier of (1) February 15, 2015 or (2) the initial closing date of an underwritten public offering to sell shares of our Class A common stock. Our Sponsor has deferred payment by us as needed of asset management fees, acquisition fees and organizational and offering costs incurred by us and has deferred current year reimbursable operating expenses, though the Sponsor is not currently advancing cash on our behalf.

While our policy is generally to pay distributions from cash flow from operations, all of our distributions to date have been paid from proceeds from our public offering, and may in the future be paid from additional sources, such as from borrowings, the sale of assets, advances from our Advisor and our Advisor’s deferral of its fees and expense reimbursements.  None of our distributions for the years ended December 31, 2013 and 2012 were funded with our cash from ongoing operations.

We expect to meet our long-term liquidity requirements, such as scheduled debt maturities, through additional asset sales or consummating other strategic alternatives. We can make no assurances any of these funding arrangements or strategic transactions will occur, be successful or result in net proceeds to help us meet our liquidity requirements.

Cash Flows

Year ended December 31, 2013 as compared to the year ended December 31, 2012

Cash Flows from Operating Activities

As of December 31, 2013, we owned indirect equity interests in six real estate properties (five operating apartment properties and one development apartment property), five of which are consolidated for reporting purposes. During the year ended December 31, 2013, net cash provided by operating activities was $244,264. After the net loss of $4,413,553 was adjusted for $3,881,886 in non-cash items, net cash provided by operating activities consisted of the following:

•	Increase in accounts payable and accrued liabilities of $2,015,017;
•	Increase in accounts receivable and other assets of $1,006,554; and
•	Decrease in our payables due to affiliates of $232,532.

Cash Flows from Investing Activities

During the year ended December 31, 2013, net cash used in investing activities was $16,544,289, primarily due to asset additions at Berry Hill, our development property, offset by the cash proceeds received for the sale of a partial joint venture interest in the Berry Hill property and for the sale of our Hillsboro property.

Cash Flows from Financing Activities

Our cash flows from financing activities consist primarily of proceeds from our Initial Public Offering and Follow-On Offering and repayments/proceeds from affiliate loans, less distributions paid to our stockholders. For the year ended December 31, 2013, net cash provided by financing activities was $16,494,647, which was primarily due to the following:

•	$16,035,755 of draws on the Berry Hill property’s construction loan;
•	Increased noncontrolling equity in the Berry Hill and Enders properties of $920,908 and $119,192, respectively; and
•
$1,449,763 of gross offering proceeds related to our Initial Public and Follow-On Offerings, net of (1) payments of commissions on sales of common stock and related dealer manager fees in the amount of $143,245, and (2) offering costs paid by us directly in the amount of $287,288.

This was offset by net cash distributions, after giving effect to distributions reinvested by our stockholders.

Capital Expenditures

The following table summarizes our total capital expenditures for the years ended December 31, 2013 and 2012.

	For the year ended December 31,
	2013	2012

New development	$19,086,684	$1,193,715

Redevelopment/renovations	1,444,330	-
Routine capital expenditures – continued operations	242,981	95,434

Total capital expenditures	$20,773,995	$1,289,149

The majority of our capital expenditures during the year ended December 31, 2013 relate to the Berry Hill property, our development project, which was acquired in October 2012. First move-ins began in November 2013 and total projected development cost is approximately $33.7 million, or $129,580 per unit. As of December 31, 2013, $27.7 million in development costs had been incurred by the Berry Hill property joint venture, of which we have funded our proportionate share of the equity in the amount of $8.3 million.

We define redevelopment and renovation costs as non-recurring capital expenditures for significant projects that have been specifically budgeted for and, for the year ended December 31, 2013, relate to projects at our Springhouse, Enders and MDA properties. We define routine capital expenditures as recurring capital expenditures for items that are incurred at every property and included in each individual budget, and are expected to have no significant additional impact on an individual property’s operating budget.

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

In addition to FFO, we use modified funds from operations (“Modified Funds from Operations” or “MFFO”), as defined by the Investment Program Association (“IPA”). MFFO excludes from FFO the following items:

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

We believe that MFFO is helpful in assisting management, investors and analysts assess the sustainability of our operating performance, and in particular, after our offering and acquisition stages are complete primarily because it excludes acquisition expenses that affect property operations only in the period in which the property is acquired. We expect that the exclusion of acquisition and disposition expenses will be our most significant adjustment for the near future. We have incurred $274,411 and $3,287,051 of acquisition and disposition expense during the years ended December 31, 2013 and 2012, respectively.

In evaluating investments in real estate, including both business combinations and investments accounted for under the equity method of accounting, management's investment models and analysis differentiate costs to acquire the investment from the operations derived from the investment. Acquisition costs related to business combinations are to be expensed.  We believe by excluding expensed acquisition costs, MFFO provides useful supplemental information that is comparable for each type of our real estate investments and is consistent with management's analysis of the investing and operating performance of our properties.  In addition, it provides investors with information about our operating performance so they can better assess the sustainability of our operating performance after our offering and acquisition stages are completed.  Acquisition expenses include those incurred with our Advisor or third parties. Table 1 below presents our calculation of FFO and MFFO for the years ended December 31, 2013 and 2012.

Because we have been raising capital in our Initial Public Offering since our inception, did not commence real estate operations until the end of 2009, made several additional equity investments in 2010, made no investments in 2011, made additional equity investments in 2012, as well as one disposition, and made no additional investments and sold investments in 2013, the results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

TABLE 1	Year Ended December 31,
	2013	2012

Net income (loss) available to common shareholders	$(2,971,001)	$3,920,841
Add: Pro-rata share of investments
depreciation and amortization(1)	2,573,882	1,727,471
	(397,119)	5,648,312
Less: Pro-rata share of investments
gain on sale of joint venture interest and	-	(2,153,749)
equity in gain on sale of real estate assets of unconsolidated joint ventures	(1,686,939)	-
gain on revaluation of equity on business combinations	-	(6,579,463)
FFO	$(2,084,058)	$(3,084,900)
Add: Pro-rata share of investments acquisition and disposition costs	369,702	1,932,816
MFFO	$(1,714,356)	$(1,152,084)

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

•	Directors stock compensation of $88,750 and $81,250 was recognized for the years ended December 31, 2013 and 2012, respectively.
•	Amortization of deferred financing costs paid on behalf of our joint ventures of approximately $11,116 and $67,563 was recognized for years ended December 31, 2013 and 2012, respectively.

Distributions

On November 5, 2012, our Board declared distributions of $0.00191781 per common share based on daily record dates for the period from January 1, 2013 through March 31, 2013. On March 4, 2013, our Board declared cash distributions of $0.00191781 per common share based on daily record dates for the period from April 1, 2013 through June 30, 2013. On May 7, 2013, our Board declared cash distributions of $0.00191781 per common share based on daily record dates for the period from July 1, 2013 through September 30, 2013. Additionally, on October 21, 2013, our Board authorized cash distributions payable to the stockholders of record at the close of business on each of October 31, 2013, November 30, 2013 and December 31, 2013. The declared distributions for the month of October 2013 equaled $0.05945211 per share of common stock, the declared distributions for the month of November 2013 equaled $0.0575343 per share of common stock and the declared distributions for the month of December 2013 equaled $0.05945211 per share of common stock. Distributions payable to each stockholder of record were paid in cash on or before the 15th day of the following month. A portion of each distribution may constitute a return of capital for tax purposes. We intend to make regular cash distributions to our stockholders. As current corporate operating expenses exceed cash flow received from our investments in real estate joint ventures, we can make no assurance that our Board will continue to approve distributions at the current rate; however the distributions paid to date represent an amount that, if paid each month for a 12-month period, would equate to a 7.0% annualized rate based on a purchase price of $10.00 per share.

On April 1, 2013, our Board approved stock distributions at a rate of $0.00219178 per share per day in shares of the Company’s common stock (based on a value of $10.00 per share of common stock), which would equal a daily amount that, if paid each day for a 365-day period, would equal an 8.0% annualized rate based on a purchase price of $10.00 per share. Our Board will determine the amount of distributions to be distributed to our stockholders. The Board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. Especially during the early stages of our operations, we may declare distributions in excess of funds from operations.

Distributions paid and cash flows from operations for the year ended December 31, 2013 were as follows:

	Distributions Paid
Period	Cash	Reinvested	Total	Cash Flow from Operations	Distributions Declared
First Quarter 2013	$236,738	$148,429	$385,167	$89,886	$393,291
Second Quarter 2013	251,884	161,593	413,477	1,625,453	412,265
Third Quarter 2013	254,526	168,608	423,134	1,053,166	426,066
Fourth Quarter 2013	409,491	12,195	421,686	(2,524,241)	425,648
Total	$1,152,639	$490,825	$1,643,464	$244,264	$1,657,270

For the year ended December 31, 2013, we paid total distributions, including distributions reinvested through our distribution reinvestment plan, of approximately $1,643,464, all of which were paid from offering proceeds. Our net loss and cash from operations for the year ended December 31, 2013 was approximately $(2,971,001) and $244,264, respectively. Since our inception on July 25, 2008 through December 31, 2013, we have paid total distributions, including distributions reinvested through our distribution reinvestment plan, of $3,515,725, all of which were paid from offering proceeds, and have had a cumulative net loss of approximately $(6,111,282). Of the 43 months in which we paid distributions prior to January 1, 2014, offering proceeds were used in all of those months to pay distributions.

On December 27, 2013, our Board authorized and we declared distributions on our common stock at a rate of $0.05945211 per share for the period from January 1, 2014 through January 31, 2014. Distributions payable to each stockholder of record were or will be paid in cash on or before the 15th day of the following month.

Critical Accounting Policies

Below is a discussion of the accounting policies that we consider critical to an understanding of our financial condition and operating results that may require complex or significant judgment in their application or require estimates about matters which are inherently uncertain.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances, and profits have been eliminated in consolidation. Interests in entities acquired will be evaluated based on applicable GAAP, which includes the requirement to consolidate entities deemed to be variable interest entities ("VIE") in which we are the primary beneficiary. If the entity in which we hold an interest is determined not to be a VIE, then the entity will be evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.

There are judgments and estimates involved in determining if an entity in which we have made an investment is a VIE and, if so, whether we are the primary beneficiary. The entity is evaluated to determine if it is a VIE by, among other things, calculating the percentage of equity being risked compared to the total equity of the entity. A change in the judgments, assumptions, and estimates used could result in consolidating an entity that should not be consolidated or accounting for an investment using the equity method that should in fact be consolidated, the effects of which could be material to our financial statements.

Real Estate Asset Acquisition and Valuation

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values. Acquisition-related costs are expensed in the period incurred. We assess the acquisition-date fair values of all tangible assets, identifiable intangible assets and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. We amortize the value of in-place leases to expense over six months. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.

Estimates of the fair values of the tangible assets, identifiable intangible assets and assumed liabilities require us to make significant assumptions to estimate market lease rates, property-operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, and the number of years the property will be held for investment. The use of inappropriate assumptions could result in an incorrect valuation of acquired tangible assets, identifiable intangible assets and assumed liabilities, which could impact the amount of our net income (loss).

We assess the acquisition-date fair values of all tangible assets, identifiable intangible assets and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

Our significant accounting policies are more fully described in Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our Notes to the Consolidated Financial Statements. Certain of our accounting policies require management to make estimates and judgments regarding uncertainties that may affect the reported amounts presented and disclosed in our consolidated financial statements. These estimates and judgments are affected by management’s application of accounting policies. These judgments affect the reported amounts of assets and liabilities and our disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods.

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

Off Balance Sheet Arrangements

Investments in Unconsolidated Joint Ventures

We have the following indirect equity interest in an unconsolidated joint venture that owns and operates a rental property:

Property	Indirect Equity Interest in Property
Estates at Perimeter	25.00%

Our unconsolidated subsidiary is primarily engaged in the management and operation of a multifamily real estate property. This unconsolidated subsidiary has not had and is not reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. The equity method of accounting (see Critical Accounting Policies) is used for this investment in which we have the ability to exercise significant influence, but not control, over operating and financial policies. As a result, the assets and liabilities of this joint venture are not included on our balance sheet. Total assets of our unconsolidated subsidiary was $22.6 million as of December 31, 2013.

New Accounting Pronouncements

See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our Notes to the Consolidated Financial Statements for a description of accounting pronouncements. We do not believe these new pronouncements will have a significant impact on our Consolidated Financial Statements, cash flows or results of operations.

Subsequent Events

Termination of Creekside Purchase and Sale Agreement

As previously disclosed, on December 12, 2013, BR Creekside, LLC, or BR Creekside, a special-purpose entity in which the Company holds a 24.706% indirect equity interest, entered into an Agreement of Purchase and Sale, or Purchase Agreement, with Prominent Realty Group of Georgia, Inc., or PRG, an unaffiliated third party, for the sale of BR Creekside’s entire interest in The Reserve at Creekside Village, a 192-unit garden-style apartment community located in Chattanooga, Tennessee (the “Creekside property”). The sale price for the Creekside property was to be $19,600,000, subject to deduction for the existing mortgage indebtedness on the Creekside property in the approximate amount of $12,600,000 and to certain prorations and adjustments typical in a real estate transaction. The net proceeds to the Company, after payment of closing costs and fees, were expected to be approximately $1,350,000.

The Purchase Agreement provided PRG with a period of time to inspect the Creekside property (the “Inspection Period”), which Inspection Period was extended to January 17, 2014 pursuant to an amendment to the Purchase Agreement. PRG ultimately was not comfortable with the size and dynamics of the Chattanooga, Tennessee market and exercised its right to terminate the Purchase Agreement prior to the expiration of the Inspection Period by delivering written notice of termination of the Purchase Agreement to BR Creekside on January 16, 2014 and the Purchase Agreement was effectively terminated as of January 16, 2014. In connection with the termination of the Purchase Agreement, PRG received a return of its earnest money in the amount of $250,000.

Distributions Paid

       The following distributions have been declared and paid subsequent to December 31, 2013:

Distributions Declared Daily For Month Listed	Date Paid	Total Cash Distribution
December 2013	January 2, 2014	$143,504
January 2014	February 3, 2014	$143,504

Stockholder Approval of 2014 Individuals Plan and 2014 Entities Plan; Termination of Former Incentive Plan

On December 16, 2013, our Board adopted, and on January 23, 2014 our stockholders approved, the 2014 Individuals Plan and the 2014 Equity Incentive Plan for Entities (the “2014 Entities Plan”). Upon the approval by our stockholders of the 2014 Individuals Plan and the 2014 Entities Plan, our Former Incentive Plan was terminated. The 2014 Individuals Plan provides for the grant of options to purchase shares of our common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards. Going forward, members of our Board are eligible to receive grants under the 2014 Individuals Plan as determined by our Board or compensation committee established by our Board.

Sponsor’s Agreement to Provide Us Financial Support and to Defer Payment of Certain Fees

On February 12, 2014, our Sponsor, Bluerock Real Estate, LLC, confirmed its agreement to provide financial support to us sufficient for us to satisfy in the ordinary course of business our obligations and debt service requirements, including those related to the filing of the registration statement to sell shares of our Class A common stock in an underwritten public offering, if we are unable to satisfy those expenses as they ordinarily come due after we have expended best efforts to satisfy those expenses by means available to us, and satisfy all liabilities and obligations of our Company that we are unable to satisfy when due, after we have expended best efforts to satisfy those expenses by means available to us, through the earlier of (1) February 15, 2015 or (2) the initial closing date of an underwritten public offering to sell shares of our Class A common stock. In addition, our Sponsor has agreed to defer payment of property and asset management fees and operating expenses that are allocated to us, acquisition fees, property and asset management fees and other costs, and operating expenses which have been accrued as of December 31, 2013, and offering costs advanced on our behalf.

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

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Accounting Officer, evaluated, as of December 31, 2013, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our management, including our Chief Executive Officer and Chief Accounting Officer, evaluated, as of December 31, 2013, the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992).  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our internal control over financial reporting, as of December 31, 2013, were effective.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Sponsor’s Agreement to Provide Us Financial Support and to Defer Payment of Certain Fees

On February 12, 2014, our Sponsor, Bluerock Real Estate, LLC, confirmed its agreement to provide financial support to us sufficient for us to satisfy in the ordinary course of business our obligations and debt service requirements, including those related to the filing of the registration statement to sell shares of our Class A common stock in an underwritten public offering, if we are unable to satisfy those expenses as they ordinarily come due after we have expended best efforts to satisfy those expenses by means available to us, and satisfy all liabilities and obligations of our Company that we are unable to satisfy when due, after we have expended best efforts to satisfy those expenses by means available to us, through and including the earlier of (1) February 15, 2015 or (2) the initial closing date of an underwritten public offering to sell shares of our Class A common stock. In addition, our Sponsor has agreed to defer payment of property and asset management fees and operating expenses that are allocated to us, acquisition fees, property and asset management fees and other costs, and operating expenses which have been accrued as of December 31, 2013, and offering costs advanced on our behalf.

Declaration of Distribution

On December 27, 2013, our Board authorized and we declared distributions on our common stock at a rate of $0.05945211 per share for the period from January 1, 2014 through January 31, 2014. Distributions payable to each stockholder of record were or will be paid in cash on or before the 15th day of the following month. A portion of each distribution may constitute a return of capital for tax purposes.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Executive Officers and Directors

The individuals listed as our executive officers below also serve as officers and employees of our Advisor. As executive officers of our Advisor, they serve to manage the day-to-day affairs and carry out the directives of our Board in the review, selection and recommendation of investment opportunities and operating acquired investments and monitoring the performance of those investments to ensure that they are consistent with our investment objectives. The duties our executive officers perform on our behalf will not involve the review, selection and recommendation of investment opportunities, but rather the performance of corporate governance activities on our behalf that require the attention of one of our corporate officers, including signing certifications required under Sarbanes-Oxley Act of 2002, as amended, for filing with our periodic reports. All of the individuals listed below as our directors have terms expiring on the date of the 2014 annual meeting or until his successor is elected and qualified.

The following table and biographical descriptions set forth certain information with respect to the individuals who are our executive officers, directors and director-elect:

Name*	Age**	Position	Year First Became Director
R. Ramin Kamfar	50	Chairman of the Board, President and Chief Executive Officer	2008
Michael L. Konig	53	Chief Operating Officer, Senior Vice President, Secretary and General Counsel	N/A
Christopher J. Vohs	37	Chief Accounting Officer	N/A
James G. Babb, III	49	Director	2008
Gary T. Kachadurian***	63	Director - Elect	N/A
Brian D. Bailey	47	Independent Director	2009
I. Bobby Majumder	45	Independent Director	2009
Romano Tio	54	Independent Director	2009

* The address of each executive officer and director listed is 712 Fifth Avenue, 9th Floor, New York, New York 10022.
** As of February 5, 2014.
***
Mr. Kachadurian has been elected by our Board to replace Mr. Babb upon his resignation, which is expected to occur in or around the first quarter of 2014 in connection with the completion of the Company’s underwritten public offering.

R. Ramin Kamfar, Chairman of the Board, Chief Executive Offıcer and President. Mr. Kamfar serves as our Chairman of the Board and as our Chief Executive Officer and President. Mr. Kamfar has served as our Chairman of the Board since August 2008, and also served as our Chief Executive Officer and the Chief Executive Officer of our Advisor from August 2008 to February 2013. He has also served as the Chairman of the Board and Chief Executive Officer of Bluerock since its inception in October 2002. Mr. Kamfar has 25 years of experience in various aspects of real estate, mergers and acquisitions, private equity investing, investment banking, and public and private financings. From 1988 to 1993, Mr. Kamfar worked as an investment banker at Lehman Brothers Inc., New York, New York, where he specialized in mergers and acquisitions and corporate finance. In 1993 Mr. Kamfar left Lehman to focus on private equity transactions. From 1993 to 2002, Mr. Kamfar executed a growth/consolidation strategy to build a startup into a leading public company in the ‘fast casual’ market now known as Einstein Noah Restaurant Group, Inc. (NASDAQ: BAGL) with approximately 800 locations and $400 million in gross revenues. From 1999 to 2002, Mr. Kamfar also served as an active investor, advisor and member of the Board of Directors of Vsource, Inc., a technology company subsequently sold to Symphony House (KL: SYMPHNY), a leading business process outsourcing company focused on the Fortune 500 and Global 500. Mr. Kamfar received an M.B.A. degree with distinction in Finance in 1988 from The Wharton School of the University of Pennsylvania, located in Philadelphia, Pennsylvania, and a B.S. degree with distinction in Finance in 1985 from the University of Maryland located in College Park, Maryland.

Michael L. Konig, Chief Operating Offıcer, Secretary and General Counsel. Mr. Konig serves as Chief Operating Officer, Secretary and General Counsel of our Company and our Advisor. Mr. Konig has also served as Senior Vice President and General Counsel for Bluerock and its affiliates since December 2004. Mr. Konig has over 25 years of experience in law and business. Mr. Konig was an attorney at the firms of Ravin Sarasohn Cook Baumgarten Fisch & Baime from September 1987 to September 1989, and Greenbaum Rowe Smith & Davis from September 1989 to March 1997, representing borrowers and lenders in numerous financing transactions, primarily involving real estate, distressed real estate and Chapter 11 reorganizations, as well as a broad variety of litigation and corporate law matters. From 1998 to 2002, Mr. Konig served as legal counsel, including as General Counsel, at New World Restaurant Group, Inc. (now known as Einstein Noah Restaurant Group, Inc. (NASDAQ: BAGL)). From 2002 to December 2004, Mr. Konig served as Senior Vice President of Roma Food Enterprises, Inc. where he led operations and the restructuring and sale of the privately held company with approximately $300 million in annual revenues. Mr. Konig received a J.D. degree cum laude in 1987 from California Western School of Law, located in San Diego, California, an M.B.A. degree in Finance in 1988 from San Diego State University and a Bachelor of Commerce degree in 1982 from the University of Calgary.

Christopher J. Vohs, Chief Accounting Offıcer. Mr. Vohs serves as Chief Accounting Officer of our Company, and has served as Chief Accounting Officer for Bluerock Real Estate, L.L.C. and for our Advisor, Bluerock Multifamily Advisor, LLC, both of which are affiliates of our Company. In his role as Chief Accounting Officer for Bluerock Real Estate, L.L.C. and Bluerock Multifamily Advisor, LLC, Mr. Vohs has been responsible for the oversight of all financial recordkeeping and reporting aspects of those companies. Previously, Mr. Vohs served as Corporate Controller for Roberts Realty Investors, Inc., a public multifamily REIT based in Atlanta, Georgia, from March 2009 to July 2010, where he was responsible for the accounting and financial reporting for the REIT. From October 2004 to March 2009, Mr. Vohs worked at Pulte Homes, a nationwide builder of single family homes, in various financial roles, including as Internal Audit Manager & Asset Manager and later as Vice President of Finance for Pulte’s Orlando and Southeast Florida operations. As Vice President of Finance, Mr. Vohs was responsible for all finance, accounting, and administrative operations of the division. From January 1999 to October 2004, Mr. Vohs worked as an Audit Manager for Deloitte & Touche, an international professional services firm, where he earned his CPA certification and focused on mid-size to large private and public companies in the manufacturing, finance, and communications industries. Mr. Vohs received his B.A. degree in Accounting from Michigan State University in 1998.

James G. Babb, III, Director. Mr. Babb is currently a director of our Company, and serves as Chief Investment Officer of our Advisor. Mr. Babb intends to resign as a director of our Company in or around the first quarter of 2014. He previously served as our Chief Investment Officer from July 2008 until November 2013, as our President from July 2008 until August 2012, and as the President of our Advisor from July 2008 until February 2013. Mr. Babb is Chief Investment Officer of Bluerock, which he joined in July 2007. He has been involved exclusively in real estate acquisition, management, financing and disposition for more than 20 years, primarily on behalf of investment funds since 1992. From 1992 to August 2003, Mr. Babb helped lead the residential and office acquisitions initiatives for Starwood Capital Group, or Starwood Capital. Starwood Capital was formed in 1992 and during his tenure raised and invested funds on behalf of institutional investors through seven private real estate funds, which in the aggregate ultimately invested approximately $8 billion in approximately 250 separate transactions. During such period, Mr. Babb led or shared investment responsibility for over 75 investment transactions totaling approximately $2.5 billion of asset value in more than 20 million square feet of residential, office and industrial properties located in 25 states and seven foreign countries, including a significant number of transactions that were contributed to the initial public offering of Equity Residential Properties Trust (NYSE: EQR), and to create i Star Financial Inc. (NYSE: SFI). Mr. Babb was also active in Starwood Capital’s efforts to expand its platform to invest in Europe. From August 2003 to July 2007, Mr. Babb founded his own principal investment company, Bluepoint Capital, LLC, a private real estate investment company focused on the acquisition, development and/or redevelopment of residential and commercial properties in the Northeast United States and Western Europe.

Gary T. Kachadurian, Director-Elect. Mr. Kachadurian will serve as a member of our Board upon the resignation of Mr. Babb from our Board. Mr. Kachadurian also serves as Vice Chairman of our Advisor. Mr. Kachadurian has over 30 years of real estate experience primarily investing in and developing apartment properties on behalf of institutional investors. Since 2007, Mr. Kachadurian has served as Chairman of Apartment Realty Advisors, the nation’s largest privately owned multihousing investment advisory company. From 1990 to 2005, Mr. Kachadurian served in various senior roles at Deutsche Bank Real Estate/RREEF, a leading pension fund advisor, including as a member of RREEF’s Investment Committee for 14 years, as a senior member of the Policy Committee of RREEF, as Senior Managing Director for Global Business Development responsible for raising institutional real estate funds in Japan, Germany, and other countries, and as head of RREEF’s National Acquisitions Group and Value-Added and Development lines of business where he had oversight in the acquisition and management of RREEF’s 24,000 unit apartment investment portfolio. Prior to Deutsche Bank/RREEF, Mr. Kachadurian served as the Midwest Regional Operating Partner for Lincoln Property Company, developing and managing apartment communities in Illinois, Indiana, Wisconsin, Kansas and Pennsylvania. Mr. Kachadurian also serves as President of The Kachadurian Group LLC, (f/k/a The Kach Group) which provides consulting on apartment acquisition and development transactions, including to Waypoint Residential. Mr. Kachadurian is a founding Board Member of the Chicago Apartment Association, and a former Chairman of the National Multi Housing Council. Mr. Kachadurian is Chairman of the Village Foundation of Children’s Memorial Hospital, is a Director of Pangea Real Estate, KBS Legacy Partners Apartment REIT, and Leaders Bank in Oak Brook, Illinois. Mr. Kachadurian received his B.S. in Accounting from the University of Illinois in 1974.

Brian D. Bailey, Independent Director. Mr. Bailey has served as one of our independent directors since January 2009. Mr. Bailey has more than 20 years of experience in sourcing, evaluating, structuring and managing private investments, including with real estate and real estate-related debt financing. Mr. Bailey founded and currently serves as Managing Member of Carmichael Partners, LLC, a private equity investment firm based in Charlotte, North Carolina. From December 2008 to December 2009, Mr. Bailey served as a Senior Advisor of Carousel Capital, LLC, a private equity investment firm. From April 2000 to December 2008, Mr. Bailey served as a Managing Partner of Carousel Capital. Since its inception, Carousel has made portfolio investments in more than 25 operating companies and has completed numerous additional acquisitions and financings related to these portfolio companies, including sale leaseback transactions, and has utilized such financings in several of its investments. Mr. Bailey’s duties at Carousel Capital included sourcing and evaluating investment opportunities, managing the firm’s investment process, serving on the firm’s Investment Committee, managing the firm’s fundraising efforts and communications with its limited partners and Board of Advisors, and serving as a director on the boards of certain portfolio companies, some of which have meaningful real estate assets on their balance sheets. Thus, Mr. Bailey has been involved in the management of numerous real estate issues over the course of his involvement with such portfolio companies. From 1999 to 2000, Mr. Bailey was a team member of Forstmann Little & Co., a private equity firm in New York, New York. From 1996 to 1999, Mr. Bailey was a Principal at the Carlyle Group, a global private equity firm in Washington, D.C. Earlier in his career, Mr. Bailey worked in the leveraged buyout group at CS First Boston in New York, New York and in the mergers and acquisitions group at Bowles Hollowell Conner & Company in Charlotte, North Carolina. Mr. Bailey has also worked in the public sector, as Assistant to the Deputy Chief of Staff and Special Assistant to the President at the White House from 1994 to 1996 and as Director of Strategic Planning and Policy at the U.S. Small Business Administration in 1994. He currently serves as a director of the Telecommunications Development Fund, a private equity investment fund headquartered in Washington, DC, and as a trustee at the North Carolina School of Science and Mathematics. Mr. Bailey received a B.A. degree in Mathematics and Economics in 1988 from the University of North Carolina at Chapel Hill and an M.B.A. degree in 1992 from the Stanford Graduate School of Business, located in Stanford, California.

I. Bobby Majumder, Independent Director. Mr. Majumder has served as one of our independent directors since January 2009. Mr. Majumder is a partner at the law firm of Perkins Coie, where he specializes in corporate and securities transactions with an emphasis on the representation of underwriters, placement agents and issuers in both public and private offerings, private investment in public equity (PIPE) transactions and venture capital and private equity funds. Prior to Perkins Coie, Mr. Majumder was a partner in the law firm of K&L Gates LLP from May 2005 to March 2013. From January 2000 to April 2005, Mr. Majumder was a partner at the firm of Gardere Wynne Sewell LLP. Through his law practice, Mr. Majumder has gained significant experience relating to the acquisition of a number of types of real property assets including raw land, improved real estate and oil and gas interests. Mr. Majumder also has served as an independent director on the Board of Directors of Total Income (plus) Real Estate Fund, a closed-end interval fund organized by Bluerock, since July 2012. He is an active member of the Park Cities Rotary Club, a charter member of the Dallas Chapter of The Indus Entrepreneurs and an Associates Board member of the Cox School of Business at Southern Methodist University. Mr. Majumder received a J.D. degree in 1993 from Washington and Lee University School of Law, located in Lexington, Virginia, and a B.A. degree in 1990 from Trinity University, located in San Antonio, Texas.

Romano Tio, Independent Director. Mr. Tio has served as one of our independent directors since January 2009. Mr. Tio serves as Managing Director at RM Capital Management LLC, a boutique real estate investment and advisory firm. From January 2008 to May 2009, Mr. Tio served as a Managing Director and co-head of the commercial real estate efforts of HCP Real Estate Investors, LLC, an affiliate of Harbinger Capital Partners Funds, a $10+ billion private investment firm specializing in event/distressed strategies. From August 2003 until December 2007, Mr. Tio was a Managing Director at Carlton Group Ltd., a boutique real estate investment banking firm where he was involved in over $2.5 billion worth of commercial real estate transactions. Earlier in his career, Mr. Tio was involved in real estate sales and brokerage for 25 years. Mr. Tio also has served as an independent director of the Board of Directors of Total Income (plus) Real Estate Fund, a closed-end interval fund organized by Bluerock, since July 2012. Mr. Tio received a B.S. degree in Biochemistry in 1982 from Hofstra University located in Hempstead, New York.

Selection of Our Board of Directors

In determining the composition of our Board, our goal was to assemble a group of individuals of sound character, judgment and business acumen, whose varied backgrounds, leadership experience and real estate experience would complement each other to bring a diverse set of skills and perspectives to the Board. We have determined that each of our directors, including our independent directors, has at least three years of relevant experience demonstrating the knowledge and experience required to successfully acquire and manage the type of assets being acquired by our Company.

Mr. Kamfar was chosen to serve as the Chairman of the Board because, as our Chief Executive Officer and President, Mr. Kamfar is well positioned to provide essential insight and guidance to our Board from the inside perspective of the day-to-day operations of the Company. Furthermore, Mr. Kamfar brings to the Board approximately 25 years of experience in building operating companies, and in various aspects of real estate, mergers and acquisitions, private equity investing and public and private financings. His experience with complex financial and operational issues in the real estate industry, as well as his strong leadership ability and business acumen, make him critical to proper functioning of our Board.

Mr. Kachadurian was selected to serve as one of our directors for reasons including the depth and breadth of his experience in the rental apartment industry, including longstanding experience as a developer, owner and manager of apartment properties. Mr. Kachadurian’s extensive understanding of these varied aspects of our industry provides our Board with an invaluable resource for assessing and managing risk and planning corporate strategy. In addition, through Mr. Kachadurian’s service on the boards of several companies and other large organizations involved in the apartment industry, Mr. Kachadurian has developed strong leadership and consensus building skills that are a valuable asset to our Board. Mr. Kachadurian also agreed to be selected as one of our directors pursuant to a consulting agreement with an affiliate of our Sponsor.

Mr. Babb was selected to serve as one of our directors because of his extensive expertise in real estate acquisition, management, finance and disposition. With approximately 25 years of experience investing in and managing real estate investments, Mr. Babb offers key insights and perspective with respect to our real estate portfolio. As the Chief Investment Officer of our Advisor, Mr. Babb also informs and advises the Board with respect to the critical operational issues facing our Company.

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

Mr. Tio was selected as one of our independent directors as a result of his demonstrated leadership skill and industry-specific experience developed through a number of high-level management positions with investment and advisory firms specializing in the commercial real estate sector.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, requires our directors and executive officers, and any persons beneficially owning more than 10% of our outstanding shares of common stock, to file with the SEC reports with respect to their initial ownership of our common stock and reports of changes in their ownership of our common stock. As a matter of practice, our administrative staff and outside counsel assists our directors and executive officers in preparing these reports, and typically file those reports on behalf of our directors and executive officers. Based solely on a review of the copies of such forms filed with the SEC during fiscal year 2013 and on written representations from our directors and executive officers, we believe that during fiscal year 2013 all of our directors and executive officers filed the required reports on a timely basis under Section 16(a), except that due to an administrative oversight, a Form 3 was not timely filed in connection with the appointment of Christopher J. Vohs as our Chief Accounting Officer on August 5, 2013. At the time the Form 3 was required to be filed, and during the period from that time to date, and as of this date, Mr. Vohs did not and does not beneficially own any of our common stock. In 2013, no person held more than 10% of our outstanding shares of common stock.

Code of Ethics and Whistleblower Policy

Our Board adopted a Code of Ethics, Whistleblower Policy, and Corporate Governance Guidelines on January 14, 2009 that apply to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and all members of our Board.  We believe these policies are reasonably designed to deter wrongdoing and promote honest and ethical conduct; full, fair, accurate, timely, and understandable disclosure in our reporting to our stockholders and the SEC; compliance with applicable laws; reporting of violations of the code; and accountability for adherence to the code.  We will provide to any person without charge a copy of our Code of Ethics, Whistleblower Policy, and Corporate Governance Guidelines, including any amendments or waivers thereto, upon written request delivered to our principal executive office at the address listed on the cover page to our annual report.

Audit Committee

Our Board has a separately designated standing audit committee in accordance with Section 3(a)(58)(A) of the Exchange Act, or our Audit Committee. The Audit Committee meets on a regular basis, at least quarterly and more frequently as necessary. The Audit Committee’s primary functions are:

•	to evaluate and approve the services and fees of our independent registered public accounting firm;

•	to periodically review the auditors’ independence; and

•
to assist our Board in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, management’s system of internal controls and the audit and financial reporting process.

The Audit Committee is comprised of three individuals, all of whom are independent directors. The Audit Committee also considers and approves the audit and non-audit services and fees provided by the independent public accountants.  The members of our Audit Committee are Brian D. Bailey, I. Bobby Majumder and Romano Tio.  Mr. Majumder is the designated audit committee financial expert and the chairman of our Audit Committee.

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

For the years ended December 31, 2013 and 2012, we are obligated to reimburse our Advisor for compensation amounts it paid to our executive officers for services rendered on our behalf. Since we reimbursed no amounts related to our executive officers’ compensation, as a smaller reporting company we have omitted a discussion of compensation paid to our executive officers. To the extent necessary to discharge any Board responsibilities in the future relating to compensation of our executives, our Board intends to appoint a compensation committee composed of our independent directors. Officers will be eligible for awards under our 2014 Equity Incentive Plan for Individuals (the “2014 Individuals Plan”) (as described below), however, we currently do not intend to grant any such awards, and no awards have been granted to our executive officers under our 2014 Individuals Plan.

Compensation of Directors

If a director is also one of our executive officers, we do not pay any compensation for services rendered as a director.  The amount and form of compensation payable to our independent directors for their service to us is determined by our Board, based upon recommendations from our Advisor.  Two of our executive officers, Messrs. Kamfar and Babb, manage our Advisor, and Mr. Kamfar, the Chairman of our Board, controls our Advisor, and through the Advisor, they are involved in recommending and setting the compensation to be paid to our independent directors.

We have provided below certain information regarding compensation earned by and paid to our directors and director-elect during fiscal year 2013.
	Fees Earned or
	Paid in Cash in	Restricted Stock
Name	2013(1)	Awards(2)	Total
Brian D. Bailey(3)	$40,000	$30,000	$70,000
I. Bobby Majumder(3)	40,000	30,000	70,000
Romano Tio(4)	41,500	30,000	71,500
Gary T. Kachadurian(5)
R. Ramin Kamfar(5)	-	-	-
James G. Babb, III(5)	-	-	-

(1)	Includes the $25,000 annual retainer paid in 2013, which retainer also compensated for services to be rendered in 2014 in the amount of $8,333.
(2)	Value of vested portion of October 15, 2009, March 15, 2010, August 8, 2011, August 8, 2012 and August 5, 2013 restricted stock grants as of February 5, 2014.
(3)	Includes ten $1,000 payments and two $2,500 payments related to joint Board/audit committee/investment committee teleconference and in-person meetings, respectively. Also includes $1,000 payment for meeting held in 2013, but paid in 2014.
(4)	Includes nine $1,000 payments and three $2,500 payments related to joint Board/audit committee/investment committee teleconference and in-person meetings, respectively. Also includes $2,500 payment for meeting held in 2013, but paid in 2014.
(5)	Mr. Kachadurian has been elected by our Board to replace Mr. Babb upon his resignation, which is expected to occur in or around the first quarter of 2014 in connection with the completion of the Company’s underwritten public offering.
(6)	Directors who are also our executive officers do not receive compensation for services rendered as a director.

We pay each of our independent directors:

•	an annual retainer of $25,000;
•	$2,500 for each Board meeting attended;
•	$2,000 for each committee meeting attended; and
•	$1,000 for each teleconference meeting of the Board or any committee.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board.

We previously adopted the Bluerock Residential Growth REIT, Inc. (formerly Bluerock Multifamily Growth REIT, Inc.) Long Term Incentive Plan (the “Former Incentive Plan”), to provide an incentive to our employees, officers, directors, and consultants and employees and officers of our Advisor, by offering such persons an opportunity to participate in our growth through ownership of our common stock or through other equity-related awards. Under the Former Incentive Plan, we had reserved and authorized an aggregate number of 2,000,000 shares of our common stock for issuance. We also previously adopted an independent directors’ compensation plan, which operated as a sub-plan of our Former Incentive Plan. Under the independent directors’ compensation plan, and subject to such plan’s conditions and restrictions, each of our current independent directors received 5,000 shares of restricted stock on October 15, 2009, the date our Initial Public Offering was declared effective by the SEC.

Each of our current independent directors previously received 2,500 shares of restricted stock upon their annual re-election to the Board, under our Former Incentive Plan. Pursuant to the terms of our Former Incentive Plan, the restricted stock vested 20% at the time of the grant, and vested or will vest 20% on each anniversary thereafter over four years from the date of the grant. Notwithstanding the foregoing, the restricted stock will become fully vested on the earlier occurrence of (1) the termination of the grantee’s service as a director due to his or her death, disability or termination without cause or (2) the occurrence of a change in our control. All restricted stock previously granted under our Former Incentive Plan are entitled to receive distributions, whether vested or unvested. No additional grants of common stock or other equity-related awards will be made under our Former Incentive Plan.

On December 16, 2013, our Board adopted, and on January 23, 2014 our stockholders approved, the 2014 Individuals Plan and the 2014 Equity Incentive Plan for Entities (the “2014 Entities Plan”). Upon the approval by our stockholders of the 2014 Individuals Plan and the 2014 Entities Plan, our Former Incentive Plan was terminated. The 2014 Individuals Plan provides for the grant of options to purchase shares of our common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards. Going forward, members of our Board are eligible to receive grants under the 2014 Individuals Plan as determined by our Board or compensation committee established by our Board.

Compensation Committee Interlocks and Insider Participation

We currently do not have a compensation committee of our Board or another committee performing a similar function because we do not plan to pay any compensation to our officers. There are no interlocks or insider participation as to compensation decisions.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Stock Ownership

The following table sets forth the beneficial ownership of our common stock as of February 5, 2014, for each person or group that holds more than 5% of our common stock, for each director, director-elect and executive officer and for our directors, director-elect and executive officers as a group:

	Number of
	Shares
	Beneficially	Percent of
Name of Beneficial Owner(1)	Owned(2)	All Shares
R. Ramin Kamfar(3)	24,089	1.00%
Gary T. Kachadurian(4)	-	-
James G. Babb, III	-	-
Jordan B. Ruddy	-	-
Jerold E. Novak	-	-
Michael L. Konig	-	-
Christopher J. Vohs	-	-
Brian D. Bailey	17,687	0.73
I. Bobby Majumder	15,300	0.63
Romano Tio	15,344	0.64
All directors and executive officers as a group	72,420	3.00%

(1)	The address of each beneficial owner listed is 712 Fifth Avenue, 9th Floor, New York, New York 10022.
(2)	None of the shares are pledged as security.
(3)	As of February 5, 2014, BER Holdings, LLC owned 23,089 shares of our common stock, all of which is issued and outstanding stock, and our Advisor owned 1,000 shares of convertible stock, all of which is issued and outstanding. Our Advisor is controlled by BER Holdings, LLC, which is controlled by Mr. Kamfar. Thus, Mr. Kamfar has the power to direct how BER Holdings, LLC votes its shares of common stock.
(4)	Mr. Kachadurian has been elected by our Board to replace Mr. Babb upon his resignation, which is expected to occur in or around the first quarter of 2014 in connection with the completion of the Company’s underwritten public offering.

Equity Compensation Plan

We previously adopted the Former Incentive Plan in order to enable us to (1) provide an incentive to our employees, officers, directors, and consultants and employees and officers of our Advisor to increase the value of our common stock, (2) give such persons a stake in our future that corresponds to the stake of each of our stockholders, and (3) obtain or retain the services of these persons who are considered essential to our long-term success, by offering such persons an opportunity to participate in our growth through ownership of our common stock or through other equity-related awards. We had reserved and authorized an aggregate number of 2,000,000 shares of our common stock for issuance under the Former Incentive Plan.

 The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our Former Incentive Plan,  as of December 31, 2013:

Number of
	Securities to Be	Weighted-
	Issued Upon	Average	Number of
	Exercise of	Exercise Price	Securities
	Outstanding	of Outstanding	Remaining
	Options,	Options,	Available for
	Warrants, and	Warrants, and	Future
Plan Category	Rights	Rights	Issuance
Equity compensation plans approved by security holders	-	-	1,955,000
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	1,955,000

We have granted each of our independent directors 5,000 shares of restricted stock as of the commencement of the Initial Public Offering on October 15, 2009, and 2,500 shares of restricted stock as of their reelection to the Board on each of March 15, 2010, August 8, 2011, August 7, 2012 and again on August 5, 2013. The restricted stock vests as to 20% of the shares on the date of grant and as to 20% of the shares on each of the first four anniversaries of the date of the grant thereafter. Notwithstanding the foregoing, the restricted stock will become fully vested on the earlier occurrence of (1) the termination of the grantee’s service as a director due to his or her death, disability or termination without cause or (2) the occurrence of a change in our control.

Item 13.	Certain Relationships And Related Transactions And Director Independence

Director Independence

Although our shares are not currently listed for trading on any national securities exchange, a majority of the members of our Board, and all of the members of the Audit Committee, are “independent.” Two of our current directors, Ramin Kamfar and James G. Babb, are affiliated with us and we do not consider either Mr. Kamfar or Mr. Babb to be an independent director. Our other current directors, Brian D. Bailey, I. Bobby Majumder and Romano Tio, qualify as “independent directors” as defined in our charter in compliance with the requirements of the North American Securities Administrators Association’s Statement of Policy Regarding Real Estate Investment Trusts. As defined in our charter, the term “independent director” means a director who is not on the date of determination, and within the last two years from the date of determination has not been, directly or indirectly associated with our Sponsor or Advisor by virtue of (1) ownership of an interest in our Sponsor, our Advisor or any of their affiliates, other than the Company, (2) employment by our Sponsor, our Advisor or any of their affiliates, (3) service as an officer or director of our Sponsor, our Advisor or any of their affiliates, other than as a director of the Company, (4) performance of services, other than as a director, for the Company, (5) service as a director or trustee of more than three REITs organized by our Sponsor or advised by our Advisor, or (6) maintenance of a material business or professional relationship with our Sponsor, our Advisor or any of their affiliates. Messrs. Majumder and Tio each serve as an independent director of the Board of Directors of Bluerock’s Total Income + Real Estate Fund, an affiliate of our Advisor (“TIPRX”). Serving as a director of, or having an ownership interest in, another program sponsored by Bluerock will not, by itself, preclude independent director status. The Board has determined that Messrs. Bailey, Majumder and Tio each satisfy these criteria. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such other entities except for compensation directly related to service as a director of us or TIPRX. Therefore, we believe that all of these directors are independent directors. Further, a majority of our Board and all of the members of the Audit Committee would qualify as independent under the rules of the New York Stock Exchange.

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

Our Relationship with Bluerock Residential Advisor, LLC (our Advisor)

Our Company is externally advised by our Advisor, which is a Delaware limited liability company and an affiliate of our Sponsor. R. Ramin Kamfar, our Chief Executive Officer, President and Chairman of the Board, along with a limited liability company owned by Mr. Kamfar and his family, or the Kamfar Family LLC, indirectly own 100% of the membership interests in BER Holdings, LLC, which in turn owns 98.5% of the membership interests in our Advisor.  Mr. Kamfar actively participates in the management and operations of our Advisor.

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

Our Advisor is subject to the supervision of our Board and only has such authority as we may delegate to it as our agent. The advisory agreement had an initial term of one year, expiring October 14, 2011, and was renewable for an unlimited number of successive one-year periods upon the mutual consent of our Advisor and us. On October 14, 2011, we renewed the advisory agreement with the Advisor, extending the advisory agreement through October 14, 2012. On September 26, 2012, we and our Advisor agreed to amend the advisory agreement pursuant to a resolution approved by our Board, including our independent directors, to provide changes to the asset management fee and acquisition fee payable to our Advisor, as described further below. On October 14, 2012, we renewed the advisory agreement with our Advisor pursuant to a resolution approved by our Board, including our independent directors. As a result of the renewal, the advisory agreement was extended through October 14, 2013. On February 26, 2013, the Company and our Advisor agreed to amend the advisory agreement pursuant to a resolution approved by the Company’s Board, including its independent directors, to remove the origination fee and eliminate any internalization fee to the Advisor. On October 14, 2013, we and our Advisor agreed to amend the advisory agreement pursuant to a resolution approved by our Board, including our independent directs, to provide further changes to the disposition and financing fee payable to our Advisor. Either party may terminate the advisory agreement without penalty upon 60 days’ written notice and, in such event our Advisor must cooperate with us and our directors in making an orderly transition of the advisory function. We have compensated our Advisor pursuant to the advisory agreement as set forth below.

Our Advisor or its affiliates may pay some of our organization and offering costs (other than selling commissions and dealer manager fees) incurred in connection with our ongoing public offering, including our legal, accounting, printing, mailing and filing fees. We reimburse our Advisor for these costs, but only to the extent that the reimbursement would not cause selling commissions, the dealer manager fee and other organization and offering expenses borne by us to exceed 15% of the gross offering proceeds. In addition, our Advisor is obligated to reimburse us to the extent selling commissions, the dealer manager fee and other organization and offering costs incurred by us in the offering exceed 15% of gross offering proceeds. As of December 31, 2013, approximately $2.4 million of organizational and offering costs have been incurred on our behalf in connection with our Prior Public Offerings. We are liable to reimburse these costs only to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the Prior Public Offerings. In 2010, we reimbursed the Advisor for approximately $508,000 of these costs. When recorded by us, organizational costs are expensed and third-party offering costs are charged to shareholders’ equity. Organizational and offering costs will be reimbursed from the gross proceeds of the offering. As of December 31, 2013, $3.6 million of offering costs have been charged to stockholders’ equity and, in 2010, $49,931 of organizational costs were expensed and included in general and administrative expense. The organizational and offering costs exceed the 15% threshold discussed above, and given the termination of the Initial Public Offering in April 2013 and the Follow-On Offering in September 2013, we have recorded a receivable of approximately $508,000 due from our Advisor for the previously reimbursed organizational and offering costs, which remained due as of December 31, 2013.

Transition to Affiliated Dealer Manager

On July 5, 2011, our Company provided our former dealer manager for our Initial Public Offering, Select Capital Corporation, or Select Capital, with notice that our Company considered the dealer manager agreement with Select Capital entered into on October 15, 2009 to have been terminated, effective immediately. In addition, on July 5, 2011, our Company entered into a dealer manager agreement with Bluerock Capital Markets, LLC, our affiliate, or Bluerock Capital Markets, pursuant to which it assumed dealer manager responsibilities for the remainder of our Initial Public Offering. On April 12, 2013, our Company entered into a new dealer manager agreement with Bluerock Capital Markets, pursuant to which it assumed dealer manager responsibilities for our Follow-On Offering. Bluerock Capital Markets was responsible for marketing our shares in our Follow-On Offering. In conjunction with the termination of our Follow-On Offering effective September 9, 2013, our Company notified Bluerock Capital Markets of the termination of the dealer manager agreement, effective September 9, 2013. Mr. Kamfar and the Kamfar Family LLC indirectly own 100% of the membership interests in Bluerock Capital Markets.

Summary of Fees and Reimbursements to Our Advisor and Our Former Dealer Manager

Summarized below are the fees earned and expenses reimbursable to our Advisor and its affiliates, including Bluerock Capital Markets, LLC, our former affiliated dealer manager, and any related amounts payable for the year ended December 31, 2013. Our Advisor has deferred a substantial portion of its fees over the period below, which is reflected in the table below.

	Approximate Dollar Value of Mr. Kamfar’s Interest In REIT Incurred Amounts (2)	Incurred for the Year Ended December 31, 2013	Payable as of December 31, 2013	Incurred for the Year Ended December 31, 2012	Payable as of December 31, 2012
Type of Compensation
Selling Commissions (1)	$804,348	$92,611	$-	$711,737	$-
Dealer Manager Fee (1)	375,261	50,634	-	324,627	-
Asset Management and Oversight Fees	825,142	522,012	966,396	315,696	426,938
Acquisition and Disposition Fees	1,025,038	191,911	801,169	848,737	322,440
Financing Fees	381,774	29,779	35,670	357,809	5,891
Reimbursable Organizational Costs	-	-	49,931	-	49,931
Reimbursable Operating Expenses	937,433	539,990	295,146	411,719	431,850
Reimbursable Offering Costs	49,061	-	193,112	49,808	197,300
Other	-	4,886	17,748	375,357	388,217
Total:	$4,398,057	$1,431,823	$2,359,172	$3,395,490	$1,822,567

(1)	Includes amounts reallowed from the dealer manager fee to selling dealers.
(2)	Includes incurred amounts for the periods shown attributable to the ownership interest of both Mr. Kamfar and the Kamfar Family LLC in our Advisor.

Asset Management Fee. With respect to investments in real estate, the Company pays the Advisor a monthly asset management fee. On September 26, 2012, we amended our advisory agreement to reduce the monthly asset management fee from one-twelfth of 1.0% of the higher of the cost or the value of each asset to one-twelfth of 0.65% of the higher of the cost or the value of each asset, where (A) cost equals the amount actually paid, excluding acquisition fees and expenses, to purchase each asset we acquire, including any debt attributable to the asset (including any debt encumbering the asset after acquisition), provided that, with respect to any properties we develop, construct or improve, cost will include the amount expended by us for the development, construction or improvement, and (B) the value of an asset is the value established by the most recent independent valuation report, if available, without reduction for depreciation, bad debts or other non-cash reserves. The asset management fee was based only on the portion of the cost or value attributable to our investment in an asset if we did not own all of an asset. In addition, we pay an oversight fee equal to 1% of monthly gross revenues for properties for which we contract property management services to non-affiliated third parties. Asset management and oversight fees totaled approximately $522,012 and $315,696, respectively, for the years ended December 31, 2013 and 2012 and were expensed when incurred.

Acquisition Fee. We pay the Advisor an acquisition fee for its services in connection with the investigation, selection, sourcing, due diligence and acquisition of a property or investment. On September 26, 2012, in conjunction with the reduction of the asset management fee, we amended the advisory agreement to increase the acquisition fee from 1.75% to 2.50% of the purchase price. The purchase price of a property or investment will equal the amount paid or allocated to the purchase, development, construction or improvement of a property, inclusive of expenses related thereto, and the amount of debt associated with such real property or investment. The purchase price allocable for joint venture investments will equal the product of (1) the purchase price of the underlying property and (2) our ownership percentage in the joint ventures.

Disposition Fee. Pursuant to the advisory agreement, our Advisor receives a disposition fee for its services in connection with a sale of a property or an investment (except investments traded on a national securities exchange) in which it or an affiliate provided a substantial amount of services as determined by our independent directors. On October 14, 2013, we amended the advisory agreement to specify that the disposition fee would be equal to 1.5% of the total consideration stated in an agreement for the sale of such property or investment. The disposition fee is to be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid by us to all parties for the sale of each property or investment does not exceed 6.0% of the total consideration stated in an agreement for the sale of such property or investment. Acquisition and disposition fees of $274,411 and $3,426,267 were paid during the years ended December 31, 2013 and 2012, respectively.

Financing Fee. Our Advisor also receives a financing fee equal to 0.25% of the amount, under any loan or line of credit, made available to us.

Expense Reimbursements. Under our advisory agreement, our Advisor and its affiliates have the right to seek reimbursement from us for all costs and expenses they incur in connection with their provision of services to us, including our allocable share of our Advisor’s overhead, such as rent, employee costs, utilities and information technology costs. We do not, however, reimburse our Advisor for personnel costs in connection with services for which our Advisor receives acquisition, asset management or disposition fees or for personnel costs related to the salaries of our executive officers. Our charter limits our total operating expenses at the end of the four preceding fiscal quarters to the greater of (A) 2% of our average invested assets, or (B) 25% of our net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period. Notwithstanding the above limitation, we may reimburse amounts in excess of the limitation if a majority of our independent directors determines that such excess amounts were justified based on unusual and non-recurring factors. Due to the limitations discussed above and because operating expenses incurred directly by us have exceeded the 2% threshold, the Board, including all of its independent directors, reviewed the total operating expenses for the four fiscal quarters ended December 31, 2013 and 2012 and unanimously determined the excess amounts to be justified because of the costs of operating a public company in its early stage of operation and our initial difficulties with raising capital, which are expected to be non-recurring. As the Board has previously approved such expenses, all operating expenses for the years ended December 31, 2013 and 2012 have been expensed as incurred.

Convertible Stock.  We have issued 1,000 shares of convertible stock, par value $0.01 per share, to our Advisor. The convertible stock will convert to shares of common stock if and when: (A) we have made total distributions on the then outstanding shares of our common stock equal to the original issue price of those shares plus an 8% cumulative, non-compounded, annual return on the original issue price of those shares or (B) subject to specified conditions, we list our common stock for trading on a national securities exchange. A “listing” will be deemed to have occurred on the effective date of any merger of us in which the consideration received by the holders of our common stock is the securities of another issuer that are listed on a national securities exchange. Upon conversion, each share of convertible stock will convert into a number of shares of common stock equal to  1/1000 of the quotient of (A) 15% of the excess of (1) our “enterprise value” (as defined in our charter) plus the aggregate value of distributions paid to date on the outstanding shares of our common stock over the (2) aggregate purchase price paid by the stockholders for those shares plus an 8% cumulative, non-compounded, annual return on the original issue price of those shares, divided by (B) our enterprise value divided by the number of outstanding shares of common stock, in each case calculated as of the date of the conversion. If an event triggering the conversion occurs after the advisory agreement with our Advisor terminated, the number of shares of common stock our Advisor will receive upon conversion will be prorated to account for the period of time the advisory agreement was in force.

Property Management Oversight Fee.  Historically, we contracted property management services for certain properties directly to non-affiliated third parties, in which event we paid our Advisor an oversight fee equal to 1% of monthly gross revenues of such properties.

The independent directors reviewed our relationship with our Advisor during 2013 and considered it to be fair. The independent directors believe that the amounts payable to the Advisor under the advisory agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for the Advisor to provide the desired level of services to us and our stockholders.

Potential New Management Agreement

We are currently in negotiations with BRG Manager, LLC, or BRG Manager, to provide external management services to our Company, pursuant to which we would enter into a new management agreement with BRG Manager, or the New Management Agreement, in connection with the contemplated public offering. Mr. Kamfar is the majority owner of BRG Manager and Messrs. Kachadurian, Babb and Konig are minority owners of BRG Manager. The New Management Agreement provides for the payment of a base management fee, incentive fee, termination fee and reimbursement of expenses to BRG Manager in exchange for providing external management and advisory services to our Company. We may not enter into the New Management Agreement, on the terms described below or at all, and it remains subject to further negotiation between our Company and BRG Manager.

Under the New Management Agreement, we would pay our Manager a base management fee in an amount equal to 1.5% of our stockholders’ equity, per annum, calculated quarterly based on our stockholders’ equity for the most recently completed calendar quarter and payable in monthly installments in arrears in cash.

We would also pay our Manager an incentive fee with respect to each calendar quarter in arrears. The incentive fee will be an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) our Adjusted Funds from Operations (“AFFO”), for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in the contemplated public offering and future offerings and transactions, multiplied by the weighted average number of all shares of Class A common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of common stock, LTIP units and other shares of common stock underlying awards granted under our 2014 Incentive Plans and OP Units) in the previous 12-month period, exclusive of previously issued equity securities, and (B) 8%, and (2) the sum of any incentive fee paid to BRG Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless AFFO is greater than zero for the four most recently completed calendar quarters. AFFO is calculated by adjusting our FFO by adding back acquisition expenses and equity based compensation expenses, which are costs that do not relate to the operating performance of our properties, and subtracting recurring capital expenditures and loan closing costs.

We would also be required to reimburse BRG Manager for certain expenses on a monthly basis following the end of each month. Our reimbursement obligation will not be subject to any dollar limitation.

The approximate dollar value of the interests of Messrs. Kamfar, Kachadurian and Konig in the fees and reimbursements pursuant to the New Management Agreement by virtue of their respective ownership interests in BRG Manager is impracticable to determine at this time.

If the New Management Agreement had been in place for the years ended December 31, 2013 and 2012, the amounts payable to BRG Manager thereunder for such periods would be as reflected in the following table:

	Years Ended December 31,
	2013	2012
Incentive Fee	$-	$-
Base Management Fee	$245,410	$173,383
Expense Reimbursements	$191,164	$167,152

Other Services Provided by Affiliates

In addition to the services described above to be provided by our Advisor and its affiliates, affiliates of our Advisor may provide other property-level services to us and may receive compensation for such services, including leasing, loan servicing, property tax reduction and risk management fees. However, under no circumstances will such compensation exceed an amount that would be paid to non-affiliated third parties for similar services. A majority of the independent directors must approve all compensation for such other services paid to our Advisor or any of its affiliates.

Sponsor’s Agreement to Provide Us Financial Support and to Defer Payment of Certain Fees

On February 12, 2014, our Sponsor, Bluerock Real Estate, LLC, confirmed its agreement to provide financial support to us sufficient for us to satisfy in the ordinary course of business our obligations and debt service requirements, including those related to the filing of the registration statement to sell shares of our Class A common stock in an underwritten public offering, if we are unable to satisfy those expenses as they ordinarily come due after we have expended best efforts to satisfy those expenses by means available to us, and satisfy all liabilities and obligations of our Company that we are unable to satisfy when due, after we have expended best efforts to satisfy those expenses by means available to us, through and including the earlier of (1) February 15, 2015 or (2) the initial closing date of an underwritten public offering to sell shares of our Class A common stock. In addition, our Sponsor has agreed to defer payment, if needed, of current year property and asset management fees and operating expenses that are allocated to us, acquisition fees, property and asset management fees and other costs, and operating expenses which have been accrued as of December 31, 2013, and offering costs advanced on our behalf, though the Sponsor is not currently advancing cash on our behalf. During the year ended December 31, 2013, the Company paid our Advisor approximately $645,000 of its outstanding accounts payable.

Transactions with Affiliates of Our Advisor

We have entered into several transactions with three private real estate funds that are affiliates of Bluerock Real Estate, LLC, our Sponsor, and an affiliate of our Advisor, in connection with our investments. Bluerock Special Opportunity + Income Fund, LLC ( or “Fund I”) is managed and controlled by Bluerock. Fund II and Fund III are managed and controlled by a wholly owned subsidiary of Bluerock. We have also entered into a transaction with Bluerock Growth Fund, LLC, or BGF, which is managed by an affiliate of Bluerock. R. Ramin Kamfar, our Chairman of the Board, Chief Executive Officer and President, and a family owned limited liability company are the indirect owner of 100% of the membership interests of Bluerock, and each of our Advisor’s officers is also an officer of Bluerock.

These transactions are described in the following sections. As a result of Mr. Kamfar’s indirect ownership of Bluerock, an interest in the fees associated with each transaction is attributed to him, in the total amount of $2,740,653, as detailed below. While these fees have been attributed, a substantial portion of such fees have not been paid, as our Advisor has deferred substantial fees in support of our Company to date. As of December 31, 2013 the amount of fees deferred by our Advisor total $2,359,172. In addition, as of December 31, 2013 our Advisor has incurred $2,396,605 of organizational and offering costs on our behalf, which our Company will not reimburse due to the termination of our Follow-On Offering.

Joint Ventures with Fund I and Fund II

In connection with our acquisitions of our joint venture investments in the Enders property, the Berry Hill property, and the MDA property, we entered into joint venture agreements with Fund II and Fund III, as applicable, as further described below.

Enders Property JV

In connection with the closing of the Enders property acquisition on October 2, 2012, we invested $4,599,238 to acquire a 95% equity interest in BR Enders Managing Member, LLC, or the Enders Member JV Entity, through a wholly owned subsidiary of our Operating Partnership, BEMT Enders, LLC. Fund III invested $242,065 to acquire the remaining 5% interest in the Enders Member JV Entity. The Enders Member JV Entity holds an indirect equity interest in the Enders property. Our equity capital investment in the joint venture was funded with a $4.8 million advance from our working capital line of credit with Fund II and Fund III, both affiliates of Bluerock.

In connection with the transaction, our Advisor and the manager of Fund III charged an aggregate acquisition fee of approximately $328,284 with respect to the Enders property investment. For the years ended December 31, 2012 and 2013, our Advisor and the manager of Fund III charged an aggregate asset management fee of approximately $118,735 and our Advisor charged an aggregate oversight fee of approximately $39,863, with respect to the Enders property investment on behalf of us and Fund III. The approximate dollar value attributed to Mr. Kamfar, as a result of his indirect ownership of Bluerock, was $479,783 for the years ended December 31, 2012 and 2013.

Berry Hill Development JV

On October 18, 2012, we invested $3,788,725 to acquire a 71.0% equity interest in BR Berry Hill Managing Member, LLC, or the Berry Hill Member JV Entity, through BEMT Berry Hill, LLC, or BEMT Berry Hill, a wholly owned subsidiary of our Operating Partnership. Fund III invested $1,547,507 to acquire the remaining 29.0% interest in the Berry Hill Member JV Entity. The Berry Hill Member JV Entity holds an indirect equity interest in our Berry Hill property. Our equity capital investment in the joint venture was funded with $3.2 million from the Fund LOC. In connection with the transaction, our Advisor and the manager of Fund III charged an aggregate acquisition fee of approximately $109,402 with respect to the Berry Hill development. For the years ended December 31, 2012 and 2013, our Advisor charged an asset management fee of approximately $61,604 with respect to asset management of the Berry Hill investment and charged a development fee of $420,453. The approximate dollar value attributed to Mr. Kamfar, as a result of his indirect ownership of Bluerock, was $586,033 for the years ended December 31, 2012 and 2013.

MDA Property JV

On December 17, 2012, we invested $6,098,306 to acquire a 62.5% equity interest in BR VG MDA JV Member, LLC, or the BR Member, through a wholly owned subsidiary of our Operating Partnership, BEMT MDA, LLC, or BEMT MDA Member. Fund I invested $3,366,265 to acquire a 34.5% interest in the BR Member and BR MDA Investors, LLC invested $292,719 to acquire the remaining 3%. The BR Member holds an indirect equity interest in the MDA property. In order to close the acquisition of the interest in the BR Member, we made a draw of $6.0 million from the Fund LOC. Further, BEMT MDA Member pledged its economic interests (but not its membership interests) in the BR Member to secure the draw.

In connection with the transaction, our Advisor and the manager of Fund I charged an aggregate acquisition fee of approximately $530,297 with respect to the MDA property investment and our Advisor charged a financing fee of approximately $132,766. For the years ended December 31, 2012 and 2013, our Advisor and the manager of Fund I charged an aggregate asset management fee of approximately $220,207 and our Advisor charged an oversight fee of approximately $17,604 with respect to asset management of the MDA property investment on behalf of us and Fund I. The approximate dollar value attributed to Mr. Kamfar, as a result of his indirect ownership of Bluerock, was $758,233 for the years ended December 31, 2012 and 2013.

Acquisitions from Fund I and Fund II

Springhouse Acquisition. On June 27, 2012, Fund I sold a 1.0% limited liability company interest in BR Springhouse Managing Member, LLC to BEMT Springhouse for a purchase price of $93,000. Fund I’s original allocated cost for the purchase of such interest was approximately $51,800. The transaction was unanimously approved by the independent members of our Board as fair and reasonable to the Company. The independent members of the Board found that the excess of the purchase price over Fund I’s original allocated cost was substantially justified by the gain in the market value of the Springhouse property. The purchase price was determined based on a third party appraisal of the Springhouse property dated May 2012, and did not exceed the allocated fair market value of the Springhouse property as determined by the third party appraiser. In connection with this acquisition, our Advisor charged an acquisition fee of approximately $33,452, which is already reflected above under “Summary of Fees and Reimbursements to Our Advisor and Our Former Dealer Manager.” The approximate dollar value of Mr. Kamfar’s interest in this transaction was $32,950.

Creekside Acquisition. On June 27, 2012, Fund I and Fund II each sold a 1.0% limited liability company interest in BR Creekside Managing Member, LLC, to BEMT Creekside, LLC, for a purchase price of $54,766 for each 1.0% interest ($109,532 in the aggregate). Fund I’s original allocated cost to purchase its transferred interest was approximately $18,200, and Fund II’s original allocated cost to purchase its transferred interest was approximately $18,200. The transaction was unanimously approved by the independent members of our Board as fair and reasonable to the Company. The independent members of the Board found that the excess of the purchase price over the original allocated cost for each of Fund I and Fund II was substantially justified by the gain in the market value of the Creekside property. The purchase price was determined based on a third party appraisal of the Creekside property dated May 2012, and did not exceed the allocated fair market value of the Creekside property as determined by the third party appraiser. In connection with this acquisition, our Advisor charged an acquisition fee of approximately $36,192, which is already reflected above under “Summary of Fees and Reimbursements to Our Advisor and Our Former Dealer Manager.” The approximate dollar value of Mr. Kamfar’s interest in this transaction was $35,649.

Sales to Fund II, Fund III, and BGF

Meadowmont Disposition. On June 27, 2012, our Company (through BEMT Meadowmont, LLC, a wholly-owned subsidiary of our Operating Partnership) completed the sale of all of our 32.5% limited liability interest in BR Meadowmont Managing Member, LLC, or the Meadowmont Managing Member JV Entity, to Fund II, for a purchase price of $3.1 million, excluding closing costs and a disposition fee paid to an affiliate of our Advisor of $136,216. The purchase price was determined based on a third party appraisal of the Meadowmont property dated May 2012. The transaction was unanimously approved by the independent members of the Board as fair and reasonable to the Company. The Meadowmont Managing Member JV Entity holds an indirect 50% equity interest in the Meadowmont property. Our Company purchased our interest in the Meadowmont Managing Member JV Entity in April 2010 for $1.52 million and had a current total investment of approximately $1.6 million prior to the disposition. The net proceeds received from this sale were approximately $3.0 million, after the disposition fee payable to our Advisor equal to $136,216, which is already reflected above under “Summary of Fees and Reimbursements to Our Advisor and Our Former Dealer Manager.” The approximate dollar value of Mr. Kamfar’s interest in this transaction was $134,173.

Berry Hill Partial Dispositions. On August 13, 2013, through BEMT Berry Hill, our Company sold the Berry Hill Interest to BGF, an affiliate of our Advisor, based on a third party appraisal, for approximately $2,000,000, excluding disposition fees of $69,470 deferred by our Advisor. On August 29, 2013, our Company transferred the Additional Berry Hill Interest to Fund III, an affiliate of our Advisor, in exchange for a $5,524,412 paydown against the outstanding principal balance of the Fund LOC, based on a third party appraisal, excluding a disposition fee of approximately $191,886 deferred by our Advisor; and, in exchange for our payment of a 1% extension fee in the amount of $75,356 and an increase in the interest rate on the Fund LOC to 10% per annum from 8.5% per annum beginning on the original maturity date of the Fund LOC, Fund II and Fund III agreed to further amend the Fund LOC to extend the maturity date of the Fund LOC for an additional six (6) months to April 2, 2014, which our Company may elect to further extend for an additional six (6) months for an additional 1% extension fee. The managers of BGF and Fund III charged aggregate acquisition fees of $456,396 in connection with these transactions. The approximate dollar value of Mr. Kamfar’s interest in these transactions was $713,832. The portion of these fees payable to our Advisor is already reflected above under “Summary of Fees and Reimbursements to Our Advisor and Our Former Dealer Manager.”

Loans from Fund I and Fund II

Springhouse Loan. In connection with our investment in the Springhouse joint venture, on December 3, 2009, BEMT Springhouse, LLC, or BEMT Springhouse, entered into a loan agreement with Fund I pursuant to which BEMT Springhouse borrowed $2.8 million, or the Fund I Springhouse Loan. The Fund I Springhouse Loan initially had a six-month term, maturing June 3, 2010, which was subsequently extended to June 3, 2012. It bore interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized, which was the maximum rate in effect at any time during the term of the Fund I Springhouse Loan. A partial repayment in the amount of $1.1 million was made on June 23, 2010. An additional partial repayment in the amount of $1.0 million was made on December 29, 2011. The Fund I Springhouse Loan plus accrued interest in the aggregate amount of $649,785 was paid in full on March 30, 2012.

Hillsboro Loan. On September 30, 2010, BEMT Hillsboro LLC entered into a loan agreement with Fund II, pursuant to which it borrowed $1.3 million, or the Fund II Hillsboro Loan. The Fund II Hillsboro Loan initially had a six-month term maturing March 31, 2011, which was subsequently extended to March 31, 2012. It bore interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized, which was the maximum rate in effect at any time during the term of the Fund II Hillsboro Loan. The Fund II Hillsboro Loan plus accrued interest in the aggregate amount of $1,256,786 was paid in full on March 30, 2012.

Augusta Loan. In connection with our investment in the Augusta joint venture, on September 1, 2010, BEMT Augusta, LLC entered into a loan agreement with Fund II pursuant to which it borrowed $1.9 million, or the Fund II Augusta Loan. The Fund II Augusta Loan had a six-month term with a three-month extension. The initial maturity date was February 28, 2011, and was prepayable without penalty. It bore interest compounding monthly at a rate of 30-day LIBOR + 5.00%, subject to a minimum rate of 7.00%, annualized, which was the maximum rate in effect at any time during the term of the loan. The Fund II Augusta Loan plus accrued interest in the aggregate amount of $1,942,597 was paid in full on June 29, 2012.

Affiliate Working Capital Line of Credit. On October 2, 2012, we entered into the Fund LOC, pursuant to which we were entitled to borrow up to $12.5 million, which borrowing authority was subsequently increased to $13.5 million. On October 2, 2012, we borrowed approximately $4.8 million under the Fund LOC in connection with our investment in the Enders property; on October 18, 2012, we borrowed approximately $3.2 million under the Fund LOC in connection with our investment in the Berry Hill property; and on December 17, 2012, we borrowed approximately $6.0 million under the Fund LOC in connection with our investment in the MDA property.

The Fund LOC had an initial term of six (6) months, an initial maturity date of April 2, 2013, and was prepayable without penalty. The Fund LOC was to bear interest compounding monthly at a rate of 30-day LIBOR + 6.00%, subject to a minimum rate of 7.50%, annualized for three months, and thereafter to bear interest compounding monthly at a rate of 30-day LIBOR + 6.00%, subject to a minimum rate of 8.50% for the remainder of the initial term. Interest on the Fund LOC is paid on a current basis from cash flow distributed to us from our real estate assets, and is secured by a pledge of our unencumbered real estate assets, including those of our wholly owned subsidiaries. Pursuant to the terms of the Fund LOC, we were entitled to extend the maturity date in our sole and absolute discretion, with at least five (5) days’ prior written notice to Fund II and Fund III, for an additional six (6) month period to bear interest compounding monthly at a rate of 30-day LIBOR + 6.00%, subject to a minimum rate of 8.50%.

On March 4, 2013, our Company, Fund II and Fund III agreed to amend the Fund LOC, or the Fund LOC Amendment, by increasing the commitment amount thereunder from $12.5 million to $13.5 million and extending the initial term by six (6) months to October 2, 2013. All other terms of the Fund LOC remained unchanged. In accordance with the requirements of our charter, the Fund LOC Amendment was reviewed and approved by a majority of our Board (including a majority of the independent directors) as being fair, competitive, and commercially reasonable and no less favorable to our Company than loans between unaffiliated parties under the same circumstances.

On August 13, 2013, we entered into a Second Amendment to Line of Credit and Security Agreement, or the Second Fund LOC Amendment, with respect to the Fund LOC. In connection with our sale of a 10.27% indirect equity interest in the Berry Hill property, or the Berry Hill Interest, we requested a one-time release of the lien on the Berry Hill Interest and the proceeds generated by the sale. As a condition of granting the release, Fund II and Fund III required an amendment to the Fund LOC, doing so through the Second Fund LOC Amendment, which principally provided for the removal of the revolving feature of the Fund LOC such that we have no further capacity to borrow under the Fund LOC, required that the principal amount outstanding under the Fund LOC be increased $100,000 upon the release of the lien, and required that such increase must be paid at the earlier of our next sale of an asset or the maturity date under the Fund LOC.

On August 29, 2013, we entered into a Third Amendment to Line of Credit and Security Agreement, or the Third Fund LOC Amendment, with respect to the Fund LOC. As consideration for our paydown of the Fund LOC with the proceeds from the transfer of an additional 28.36% indirect equity interest in the Berry Hill property valued at $5,524,412, or the Additional Berry Hill Interest, and in exchange for our payment of a 1% extension fee in the amount of $75,356 and an increase in the interest rate on the Fund LOC to 10% per annum from 8.5% per annum beginning on October 3, 2013, Fund II and Fund III agreed to further amend the Fund LOC to extend the maturity date of the Fund LOC for an additional six (6) months to April 2, 2014, which we may elect to further extend for an additional six (6) months for an additional 1% extension fee. The Third Fund LOC Amendment also requires us to pay down the Fund LOC with the net proceeds of our future sales of assets, subject to Fund II and Fund III’s sole, but reasonable, discretion to allow us to retain a portion of such sales proceeds for use in connection with our pursuit of our strategic alternatives. At December 31, 2013 and 2012, the outstanding balance on the working capital line of credit was $7,571,223 and $11,935,830, respectively, and no amount and $564,170 was available for borrowing, respectively.

In accordance with the requirements of our charter then in effect, each of the affiliate loans discussed above was reviewed and approved by a majority of the disinterested members of our Board (including a majority of the disinterested independent directors) as being fair, competitive, and commercially reasonable and no less favorable to our Company than loans between unaffiliated parties under the same circumstances. Furthermore, due to the unique investment opportunity presented by each of the Springhouse property, Creekside property, Hillsboro property, Estates at Perimeter property, Enders property, Berry Hill property and MDA property, including the opportunity to distinguish ourselves competitively from other early-stage non-traded REITs, our Board expressly considered and approved leverage in excess of our general charter-imposed limitations in connection with entering into the above described loans.

Proposed Transactions Involving Mr. Kamfar

We are currently negotiating to acquire additional real estate investments as described below from Fund I, Fund II, Fund III and BR-NPT Springing Member, LLC, an affiliate of our Sponsor, or NPT, which we refer to herein as our contribution transactions. We have not entered into any agreements related to the contribution transactions, and these transactions will be subject to customary closing conditions if we pursue them. We may not enter into one or more of the following transactions, on the terms described below or at all. We refer to Fund II, Fund III and NPT collectively as the Bluerock Funds.

In our contribution transactions, we propose to acquire:

•	An aggregate 60% indirect equity interest in Grove at Waterford Apartments, located in Hendersonville, Tennessee, from Fund I and Fund II, in exchange for $582,000 in cash to Fund I and approximately $5.2 million in shares of Class A common stock to Fund II.

•	An aggregate 67.2% indirect equity interest in Villas at Oak Crest Apartments, located in Chattanooga, Tennessee, from Fund II, in exchange for approximately $2.9 million in shares of Class A common stock.

•	An aggregate 48.6% indirect equity interest in Village Green Apartments, located in Ann Arbor, Michigan, from Fund II and Fund III, in exchange for approximately $4.2 million in shares of Class A common stock to Fund II, and for $2.8 million in shares of Class A common stock to Fund III.

•	An additional 25% indirect equity interest in Estates at Perimeter Apartments, one of our current investments, located in Augusta, Georgia, from Fund II, in exchange for approximately $1.9 million in shares of Class A common stock.

•	An additional 36.8% indirect equity interest in Springhouse at Newport News, one of our current investments, located in Newport News, Virginia, from Fund I, in exchange for approximately $3.5 million in cash.

•	North Park Towers, located in Southfield, Michigan, from NPT, in exchange for approximately $4.5 million in OP Units.

Mr. Kamfar and the Kamfar Family LLC own all of the equity interest in our Sponsor, which is the manager of Fund I, and which indirectly owns the managers of Fund II and Fund III. Mr. Kamfar will have indirect material interests in our contribution transactions as described below:

•	Mr. Kamfar owns a 53.2% membership interest in NPT. The approximate dollar value of his interest in the contribution of North Park Towers to our Company is expected to be $2.0 million, based solely upon the value of OP Units attributable to Mr. Kamfar’s ownership interest in NPT in the proposed exchange.

•	As a result of the contributions by Fund I and the Bluerock Funds, our Advisor will be entitled to receive approximately $2.3 million in acquisition fees under the advisory agreement, which amount is still subject to negotiation. In lieu of cash, our Advisor has elected to receive those fees in the form of shares of Class A common stock. The approximate dollar value attributed to Mr. Kamfar, as a result of his indirect ownership of our Advisor, is expected to be $2.3 million.

•	As a result of the contributions by Fund I and the Bluerock Funds, our Sponsor, as manager of Fund I, and the managers of the Bluerock Funds, will be entitled to receive approximately $2.1 million in disposition fees from Fund I and the Bluerock Funds under the management arrangements for those funds, which amount is still subject to negotiation. In lieu of cash, the Bluerock affiliates have elected to receive a portion of those fees in the form shares of Class A common stock and OP Units, which shares of Class A common stock and OP Units would otherwise be issued to the Bluerock Funds in our contribution transactions. The approximate dollar value attributed to Mr. Kamfar, as a result of his indirect ownership of our Sponsor, is expected to be $2.1 million.

•	Following our contribution transactions, we expect to enter into a registration rights agreement with Fund II and Fund III and their respective managers, pursuant to which we will be obligated to file one or more registration statements for the resale of shares of Class A common stock held by Fund II, Fund III and their managers. Additionally, Fund II, Fund III and their managers will also have piggyback registration rights to participate as selling shareholders in certain future public offerings, subject to customary underwriter cutbacks and conditions. We will agree to pay all of the expenses relating to such securities registrations.

•	Following our contribution transactions, we expect to enter into a registration rights agreement with NPT, pursuant to which we will be obligated to file one or more registration statements for the resale of our common stock. We will agree to pay all of the expenses relating to such securities registrations.

•	In connection with the contribution of North Park Towers, we expect to enter into a tax protection agreement with NPT, pursuant to which we agree to indemnify NPT against adverse tax consequences until the sixth anniversary of the closing of North Park Towers in connection with: (1) our sale of North Park Towers in a taxable transaction; and (2) our failure to provide NPT the opportunity to guarantee a portion of the outstanding indebtedness of our Operating Partnership during such period, or following such period, our failure to use commercially reasonable efforts to provide such opportunities; provided that, subject to certain exceptions and limitations, such indemnification rights will terminate for NPT if it sells, exchanges or otherwise disposes of more than 50% of its OP Units (other than to the then-current owners of NPT).

•	Fund I and Fund II are guarantors of approximately $20.1 million of indebtedness related to the Grove at Waterford Apartments, and Fund II and Fund III are guarantors of approximately $43.2 million of indebtedness related to Village Green Apartments. The guarantees are standard scope non-recourse carveout guarantees required by agency lenders and generally call for protection against losses by the lender for so-called “bad acts,” such as misrepresentations, and may include full recourse liability for more significant events such as bankruptcy. In connection with the assumption of this indebtedness by us as a result of the consummation of the contribution transactions, we will seek to have Fund I, Fund II and Fund III released from such guarantees (and related environmental indemnity agreements) and to have our Operating Partnership assume any such guarantee and environmental obligations as replacement guarantor.

Item 14.           Principal Accounting Fees and Services.

Independent Auditors

BDO USA, LLP has served as our independent auditors since October 3, 2012.  The appointment of BDO USA, LLP as our independent public accountants was unanimously approved by the Board.  BDO USA, LLP is the successor to our former independent auditors, KPMG LLP.  KPMG LLP served as our independent auditors from August 23, 2010 until October 3, 2012.  KPMG LLP was successor to our previous independent auditors, Freedman & Goldberg, who served as our independent auditors from our formation until August 23, 2010.  Occasionally, we consult with Plante Moran, PLLC.

The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by BDO USA, LLP for the year ended December 31, 2013 and KPMG LLP for the year ended December 31, 2012, are set forth in the table below:

	2013	2012
Audit fees
BDO	$205,068	$85,684
KPMG	20,000	197,500
F&G	833	-
Audit-related fees
BDO	178,780	-
KPMG	90,000	47,500
F&G	370	199
Plante Moran	110,370
Tax fees
BDO	12,221	15,680
KPMG	-	22,215
Plante Moran	2,085	-
All other fees	-	-
Total	$619,727	$368,778

For purposes of the preceding table professional fees are classified as follows:

•	Audit fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by the independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.
•	Audit-related fees – These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.
•	Tax fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.
•	All other fees – These are fees for any services not included in the above-described categories.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

Date: February 14, 2014	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

Date: February 14, 2014	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer and President
(Principal Executive Officer)

Date: February 14, 2014	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Accounting Officer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 14, 2014	/s/ James G. Babb, III
James G. Babb, III
Director

Date: February 14, 2014	/s/ Brian D. Bailey
Brian D. Bailey
Director

Date: February 14, 2014	/s/ I. Bobby Majumder
I. Bobby Majumder
Director

Date: February 14, 2014	/s/ Romano Tio
Romano Tio
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bluerock Residential Growth REIT, Inc.

We have audited the accompanying consolidated balance sheets of Bluerock Residential Growth REIT, Inc. (formerly Bluerock Multifamily Growth REIT, Inc.) and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bluerock Residential Growth REIT, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Memphis, Tennessee
February 14, 2014

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
(FORMERLY BLUEROCK MULTIFAMILY GROWTH REIT, INC.)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012

ASSETS
Real Estate
Land	$21,000,000	$27,670,000
Building and improvements	83,498,339	117,634,275
Construction in progress	16,695,988	-
Furniture, fixtures and equipment	2,033,859	2,436,135
Total Gross Operating Real Estate Investments	123,228,186	147,740,410
Accumulated depreciation	(3,680,868)	(1,150,477)
Total Net Operating Real Estate	119,547,318	146,589,933
Operating real estate held for sale, net	43,458,027	-
Total Net Real Estate Investments	163,005,345	146,589,933
Cash and cash equivalents	2,983,785	2,789,163
Restricted cash	1,615,609	2,290,387
Due from affiliates	511,472	5,024
Accounts receivable, prepaids and other assets	1,265,549	547,600
Investments in unconsolidated real estate joint ventures (Note 5)	1,254,307	2,398,902
In-place leases, net	-	1,195,490
Deferred financing costs, net	437,240	814,932
Assets related to real estate held for sale	1,452,785	-
Total Assets	$172,526,092	$156,631,431

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage payable (Note 7)	$79,034,338	$96,099,690
Line of credit (Note 8)	7,571,223	11,935,830
Accounts payable	2,397,495	747,339
Other accrued liabilities	2,115,496	2,412,376
Due to affiliates	1,954,208	1,822,567
Distributions payable	143,463	129,656
Liabilities related to real estate held for sale	33,227,650	-
Total Liabilities	126,443,873	113,147,458

Commitments and contingencies (Note 12)
Redeemable common stock	-	372,581

Stockholders’ Equity
Preferred stock, $0.01 par value, 250,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.01 par value, 749,999,000 shares authorized; 2,413,811 and 2,219,432 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	24,138	22,194
Nonvoting convertible stock, $0.01 par value per share; 1,000 shares authorized, issued and outstanding	10	10
Additional paid-in-capital, net of costs	21,747,713	16,157,954
Cumulative distributions and net losses	(9,770,468)	(5,142,197)
Total Stockholders’ Equity	12,001,393	11,037,961
Noncontrolling interest	34,080,826	32,073,431
Total Equity	46,082,219	43,111,392
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$172,526,092	$156,631,431

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
(FORMERLY BLUEROCK MULTIFAMILY GROWTH REIT, INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2013	2012
Revenues
Net rental income	$8,429,512	$2,136,089
Other	455,234	435,326
Total revenues	8,884,746	2,571,415
Expenses
Property operating expenses	$2,602,150	$649,647
Management fees	347,547	91,557
Depreciation and amortization	4,104,689	1,547,781
General and administrative expenses	2,123,260	1,715,675
Asset management and oversight fees to affiliates	361,816	258,257
Real estate taxes and insurance	823,310	241,493
Acquisition costs	191,277	2,154,533
Total expenses	10,554,049	6,658,943
Other operating activities
Equity in operating (loss) earnings of unconsolidated joint ventures (Note 5)	(102,939)	13,435
Operating loss	(1,772,242)	(4,074,093)
Other (expense) income
Gain on business combinations	-	10,927,042
Gain on sale of joint venture interests	-	2,014,533
Equity in gain on sale of real estate asset of unconsolidated joint venture	1,604,377	-
Interest expense, net	(3,889,142)	(781,359)
Total other (expense) income	(2,284,765)	12,160,216

Net (loss) income from continuing operations	(4,057,007)	8,086,123

Discontinued operations
Loss on operations of rental property	(356,546)	(720,815)
Loss from discontinued operations	(356,546)	(720,815)

Net (loss) income	(4,413,553)	7,365,308
Net (loss) income attributable to noncontrolling interest	(1,442,552)	3,444,467
Net (loss) income attributable to common shareholders	(2,971,001)	3,920,841

Earnings (loss) per common share – continuing operations
Basic Income (Loss) Per Common Share	$(1.18)	$2.22
Diluted Income (Loss) Per Common Share	$(1.18)	$2.20

Earnings (loss) per common share – discontinued operations
Basic Income (Loss) Per Common Share	$(0.09)	$0.11
Diluted Income (Loss) Per Common Share	$(0.09)	$0.11

Weighted Average Basic Common Shares Outstanding	2,348,849	1,679,778
Weighted Average Diluted Common Shares Outstanding	2,348,849	1,696,253

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
(FORMERLY BLUEROCK MULTIFAMILY TRUST, INC.)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

	Nonvoting Convertible Stock		Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Cumulative Distributions	Net Income (Loss) to Common Stockholders	Noncontrolling Interests	Total (Deficit) Equity
Balance, January 1, 2012	1,000	10	1,113,968	11,140	7,475,175	(810,088)	(7,061,122)	-	(384,885)
Issuance of restricted stock, net	-	-	7,500	75	81,175	-	-	-	81,250
Issuance of common stock, net	-	-	1,127,089	11,251	9,056,044	-	-	-	9,067,295
Redemptions of common stock	-	-	(29,125)	(272)	272	-	-	-	-
Transfers to redeemable common stock	-	-	-	-	(454,712)	-	-	-	(454,712)
Distributions declared	-	-	-	-	-	(1,191,828)	-	-	(1,191,828)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(398,116)	(398,116)
Noncontrolling interests upon acquisition	-	-	-	-	-	-	-	29,027,080	29,027,080

Net income	-	-	-	-	-	-	3,920,841	3,444,467	7,365,308
Balance at December 31, 2012	1,000	10	2,219,432	22,194	16,157,954	(2,001,916)	(3,140,281)	32,073,431	43,111,392
Issuance of restricted stock, net	-	-	9,000	90	88,660	-	-	-	88,750
Issuance of common stock, net	-	-	195,379	1,952	1,504,453	-	-	-	1,506,405
Redemptions of common stock	-	-	(10,000)	(98)	98	-	-	-	-
Transfers to redeemable common stock	-	-	-	-	(441,269)	-	-	-	(441,269)
Transfers from redeemable common stock	-	-	-	-	738,550	-	-	-	738,550
Gain on partial sale of controlling interests	-	-	-	-	3,699,267	-	-	-	3,699,267
Distributions declared	-	-	-	-	-	(1,657,270)	-	-	(1,657,270)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(1,153,982)	(1,153,982)
Noncontrolling interests upon acquisition or addition	-	-	-	-	-	-	-	4,603,929	4,603,929

Net loss	-	-	-	-	-	-	(2,971,001)	(1,442,552)	(4,413,553)
Balance at December 31, 2013	1,000	$10	2,413,811	$24,138	$21,747,713	$(3,659,186)	$(6,111,282)	$34,080,826	$46,082,219

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
(FORMERLY BLUEROCK MULTIFAMILY GROWTH REIT, INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net (loss) income	$(4,413,553)	$7,365,308
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,812,776	2,836,042
Amortization of fair value adjustment	(725,031)	(245,231)
Equity loss (income) of unconsolidated joint ventures	102,939	(13,435)
Gain on sale of joint venture interests	-	(2,014,533)
Equity in gain on sale of real estate asset of unconsolidated joint ventures	(1,686,877)	-
Gain on revaluation of equity on business combinations	-	(12,170,005)
Distributions from unconsolidated real estate joint ventures	289,329	607,477
Share-based compensation attributable to director’s stock compensation plan	88,750	81,250
Changes in operating assets and liabilities:
Due to affiliates	(232,532)	367,353
Accounts receivable, prepaids and other assets	(1,006,554)	249,357
Accounts payable and other accrued liabilities	2,015,017	887,933
Net cash provided by (used in) operating activities	244,264	(2,048,484)

Cash flows from investing activities:
Restricted cash	(209,538)	(96,663)
Cash acquired in excess of acquisition of consolidated real estate investments	-	(12,417,078)
Additions to consolidated real estate investments	(20,773,995)	(1,289,149)
Proceeds from sale of joint venture interests	4,439,244	2,957,622
Investment in unconsolidated real estate joint ventures	-	(6,457)
Net cash used in investing activities	(16,544,289)	(10,851,725)

Cash flows from financing activities:
Distributions on common stock	(1,152,639)	(695,466)
Distributions to noncontrolling interests	(1,153,982)	(398,116)
Noncontrolling equity interest additions to consolidated real estate investments	1,040,100
Proceeds from notes payable	-	-
Repayment on notes payable	-	(3,834,578)
Borrowings (repayment) of mortgages payable	15,885,844	(239,434)
Borrowings from line of credit	1,159,805	11,935,830
Deferred financing fees	(205,286)	(123,618)
Issuance of common stock, net	1,019,230	8,895,956
Payments to redeem common stock	(98,425)	(271,772)
Net cash provided by financing activities	16,494,647	15,268,802

Net increase (decrease) in cash and cash equivalents	194,622	2,368,593
Cash and cash equivalents at beginning of period	2,789,163	420,570
Cash and cash equivalents at end of period	$2,983,785	$2,789,163
Supplemental Disclosure of Cash Flow Information – Interest Paid	$933,487	$209,585

Supplemental Disclosure of Noncash Transactions:
Distributions payable	$143,463	$129,656
Redemptions payable	$-	$23,125
Accrued offering costs	$954,294	$559,818
Distributions to common stockholders through common stock issuances pursuant to the distribution reinvestment plan including no amount and $49,556 declared but not yet reinvested in 2013 and 2012, respectively	$441,269	$454,712
Receivable for common stock issuances pursuant to the distribution reinvestment plan	$-	$(49,556)
Line of credit and extension fee	$175,356	$-
Reduction of line of credit balance in exchange for sale of joint venture equity interest	$5,524,412	$-
Net assets acquired	$-	$26,283,000

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
(FORMERLY BLUEROCK MULTIFAMILY GROWTH REIT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business

Bluerock Residential Growth REIT, Inc. (the “Company”), formerly known as Bluerock Multifamily Growth REIT, Inc., was incorporated on July 25, 2008 under the laws of the state of Maryland. The Company has elected to be treated, and currently qualifies, as a real estate investment trust or REIT for Federal income tax purposes. The Company was incorporated to raise capital and acquire a diverse portfolio of residential real estate assets.  The Company’s day-to-day operations are managed by Bluerock Multifamily Advisor, LLC (the “Advisor”), under an advisory agreement (the “Advisory Agreement”).  The Advisory Agreement has a one-year term expiring October 14, 2014, and may be renewed for an unlimited number of successive one-year periods upon the mutual consent of the Advisor and the Company. Substantially all of the Company’s business is conducted through its wholly owned subsidiary and operating partnership, Bluerock Residential Holdings, LP, a Delaware limited partnership (our “Operating Partnership”). Bluerock Real Estate, L.L.C. is the Company’s sponsor (the “Sponsor”).

On August 22, 2008, the Company filed a registration statement on Form S-11 with the Securities and Exchange Commission (the “SEC”) to offer a maximum of $1,000,000,000 in shares of its common stock in a primary offering, at an offering price of $10.00 per share, with discounts available for certain categories of purchasers and up to $285,000,000 in shares pursuant to its distribution reinvestment plan at $9.50 per share (the “Initial Public Offering”).  The SEC declared the Company’s registration statement effective on October 15, 2009.  As of May 20, 2010, the Company had received gross offering proceeds sufficient to satisfy the minimum offering amount for the Initial Public Offering.  Accordingly, the Company broke escrow with respect to subscriptions received from all states in which the shares were then being offered.  On September 20, 2012, the Company filed a registration statement on Form S-11 with the SEC, to register $500.0 million in shares of its common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment program) at a price of $10.00 per share (subject to certain volume discounts described in the prospectus), and $50.0 million in shares of its common stock to be sold pursuant to the Company’s distribution reinvestment plan at $9.50 per share, pursuant to a follow-on offering to the Initial Public Offering (the “Follow-On Offering,” and together with the Initial Public Offering, the “Prior Public Offerings”). As permitted by Rule 415 under the Securities Act, the Company continued the Initial Public Offering until April 12, 2013, the date the SEC declared the registration statement for the Follow-On Offering effective, which terminated the Company’s Initial Public Offering.   As of April 12, 2013, the Company had accepted aggregate gross offering proceeds in its Initial Public Offering of $22,231,406.

After consideration by the Company’s Board of Directors of strategic alternatives to enhance the growth of the Company’s portfolio and the slow rate at which the Company raised funds in its Prior Public Offerings, on August 23, 2013, at the recommendation of the Advisor and following the approval of the Board of Directors, the Company terminated its Follow-On Offering, effective September 9, 2013. As of September 9, 2013, the Company had accepted aggregate gross proceeds in the Follow-On Offering of approximately $330,251 and aggregate gross distribution reinvestment plan proceeds in the Follow-On Offering of approximately $275,848.  As of December 31, 2013, the Company had redeemed a total of 45,850 shares sold in the Initial Public Offering for $433,532.  In conjunction with the termination of the Follow-On Offering, the Company also terminated its dealer manager agreement, effective September 9, 2013.

On November 27, 2013, subsequent to the termination of the Follow-On Offering, the Company filed a registration statement on Form S-11 (No. 333-192610) with the SEC to sell shares of its Class A common stock in an underwritten public offering, with these shares being immediately listed on a national securities exchange at the closing of the offering. There can be no assurance that the Company will be able to complete the underwritten offering or attendant listing. While the registration statement has been filed with the SEC, it has not yet been declared effective by the SEC. The Class A common stock to be registered pursuant to the registration statement may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. Any disclosure concerning the underwritten offering is neither an offer nor a solicitation to purchase the Company’s securities.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
(FORMERLY BLUEROCK MULTIFAMILY GROWTH REIT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s ongoing operating expenses exceed the cash flow received from its investments in real estate joint ventures.  The Company could not rely on raising offering proceeds in the Follow-On Offering to meet its liquidity needs and has a limited amount of cash resources. The Company must seek other sources of funding to address short and long-term liquidity requirements.  The Company anticipated that the sale of its indirect equity investment in The Estates at Perimeter in Augusta, Georgia would generate sufficient cash to support its short-term liquidity requirements; however, the purchaser terminated the membership interest purchase agreement on June 18, 2013. To address short-term liquidity needs, on August 13, 2013, following the approval of the Board of Directors, the Company sold a 10.27% indirect equity interest in the 23Hundred@Berry Hill development project located in Nashville, Tennessee to Bluerock Growth Fund, LLC, an affiliate of the Advisor, with the Company retaining an approximate 53.46% indirect equity interest in the project. The transaction generated proceeds to the Company of approximately $2,000,040, excluding disposition fees of approximately $69,470 deferred by the Advisor.  Further, on August 29, 2013, the Company transferred an additional 28.36% indirect equity interest in the Berry Hill property (the “Additional Berry Hill Interest”) to Bluerock Special Opportunity + Income Fund III, LLC (“SOIF III”), an affiliate of the Advisor, in exchange for a $5,524,412 reduction of the outstanding principal balance of a working capital line of credit provided by Bluerock Special Opportunity + Income Fund II, LLC (“SOIF II”) and SOIF III (the “SOIF LOC”), both of which are affiliates of the Company’s Sponsor, which was based on a third party appraisal, excluding a disposition fee of approximately $191,886 deferred by the Advisor.  If necessary, to meet additional short-term liquidity requirements, the Company may seek to sell assets selectively. The Company can provide no assurances that any such sale or sales will be consummated. The Company will also seek to utilize credit facilities obtained from affiliates or unaffiliated third parties when possible and also seek to extend its existing affiliate working line of credit, which matures in April 2014 but may be extended at our election for an additional six months. To date, the Company has relied on borrowing from affiliates to help finance its business activities. However, there are no assurances that the Company will be able to continue to borrow from affiliates or extend the maturity date of its existing affiliated line of credit. The Company can make no assurances any of these funding arrangements or strategic transactions will occur or be successful.

The Company’s Sponsor has agreed to provide financial support to the Company sufficient for the Company to satisfy in the ordinary course of business its obligations and debt service requirements, including those related to the filing of the registration statement to sell shares of its Class A common stock in an underwritten public offering, if the Company is unable to satisfy those expenses as they ordinarily come due after the Company has expended best efforts to satisfy those expenses by means available to the Company, and satisfy all liabilities and obligations of the Company that it is unable to satisfy when due after the Company has expended best efforts to satisfy those expenses by means available to it through and including  the earlier of (1) February 15, 2015 or (2) the initial closing date of an underwritten public offering to sell shares of its Class A common stock. The Sponsor has deferred payment by the Company as needed of asset management fees, acquisition fees and organizational and offering costs incurred by the Company and has deferred current year reimbursable operating expenses, though the Sponsor is not currently advancing cash on its behalf. During the year ended December 31, 2013, the Company paid the Advisor approximately $645,000 of its outstanding accounts payable.

As a result of these circumstances and unless the Company is able to locate alternative sources of financing as discussed above, the Company expects that it will continue to generate negative cash flow as its general and administrative costs will remain higher relative to the size of the Company’s portfolio, and that its portfolio will not be as diversified as it otherwise would be if the Company had been able to raise capital successfully through its Prior Public Offerings.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which the Operating Partnership, or its wholly owned subsidiaries, owns substantially all of the property interests acquired on its behalf.

Because the Company is the sole general partner of its Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in its consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.  The Company will consider future majority owned and controlled joint ventures for consolidation in accordance with the provisions required by the Consolidation Topic 810 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
(FORMERLY BLUEROCK MULTIFAMILY GROWTH REIT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Value Measurements

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The GAAP fair value framework uses a three-tiered approach.  Fair value measurements are classified and disclosed in one of the following three categories:

⋅	Level 1 – Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;
⋅
Level 2 – Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and

⋅	Level 3 – Prices or valuation techniques where little or no market data is available that requires inputs that are significant to the fair value measurement and unobservable.

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

Accounting for Joint Ventures

The Company first analyzes its investments in joint ventures to determine if the joint venture is a variable interest entity (a “VIE”) in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation.  A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest.  VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that potentially could be significant to the entity.  Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets. The Company continuously re-assesses at each level of the joint venture whether the entity is (i) a VIE, and (ii) if the Company is the primary beneficiary of the VIE.  If it was determined an entity in which the Company holds a joint venture interest qualified as a VIE and the Company was the primary beneficiary, it would be consolidated.

After consideration of the VIE accounting literature and the Company has determined that VIE accounting is not applicable to the joint ventures accounting the Company assesses consolidation under all other provisions of ASC 810.  These provisions provide for consolidation for majority-owned entities through majority voting interest in the Company providing control, or through determination of control by the Company being the general partner in a limited partnership or the controlling member of a limited liability company.

In assessing whether the Company is in control of and requiring consolidation of the limited liability company and partnership venture structures the Company evaluates the respective rights and privileges afforded each member or partner (collectively referred to as “member”).  The Company’s member would not be deemed to control the entity if any of the other members have either (i) substantive kickout rights providing the ability to dissolve (liquidate) the entity or otherwise remove the managing member or general partner without cause or (ii) has substantive participating rights in the entity.  Substantive participating rights (whether granted by contract or law) provide for the ability to effectively participate in significant decisions of the entity that would be expected to be made in the ordinary course business.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
(FORMERLY BLUEROCK MULTIFAMILY GROWTH REIT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If it has been determined that the Company does not have control under any of the above described circumstances, but does have substantive participating rights, the Company generally accounts for these unconsolidated investments under the equity method.  The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for the Company’s share of net income (loss), including eliminations for the Company’s share of inter-company transactions, and increased (decreased) for contributions (distributions). The proportionate share of the results of operations of these investments is recorded in the Company’s earnings or losses.

Real Estate Assets

Development, Improvements, Depreciation and Amortization

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
(FORMERLY BLUEROCK MULTIFAMILY GROWTH REIT, INC.)
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

Noncontrolling Interests

Noncontrolling interests are comprised of the Company’s joint venture partners’ interests in the joint ventures in multifamily communities that the Company consolidates.  The Company reports its joint venture partners’ interest in its consolidated real estate joint ventures and other subsidiary interests held by third parties as noncontrolling interests.  The Company records these noncontrolling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments’ net income or loss or equity contributions and distributions.  These noncontrolling interests are not redeemable by the equity holders and are presented as part of permanent equity.  Income and losses are allocated to the noncontrolling interest holder based on its economic ownership percentage.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
(FORMERLY BLUEROCK MULTIFAMILY GROWTH REIT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distribution Policy

The Company has elected to be taxed as a REIT, to operate as a REIT and has qualified since its taxable year ending December 31, 2010.  To maintain its qualification as a REIT, the Company is required to make distributions each taxable year equal to at least 90% of its REIT annual taxable income (excluding net capital gains and income from operations or sales through a taxable REIT subsidiary, or TRS). The Company expects to authorize and declare regular cash distributions to its stockholders.

Distributions to stockholders will be determined by the Company’s Board of Directors and will be dependent upon a number of factors relating to the Company, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain the Company’s status as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”) and other considerations as the Board of Directors may deem relevant.

Related Party Transactions

Pursuant to the advisory agreement, the Company is obligated to pay the Advisor specified fees upon the provision of certain services related to, the investment of funds in real estate investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company is also obligated to reimburse the Advisor for organization and offering costs incurred by the Advisor on the Company’s behalf, and is obligated to reimburse the Advisor for acquisition expenses and certain operating expenses incurred on its behalf or incurred in connection with providing services to the Company.   The Company records all related party fees as incurred, subject to any limitations described in the advisory agreement.

Selling Commissions and Dealer Manager Fees

The Company pays the dealer manager up to 7% and 2.6% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively.  A reduced sales commission and dealer manager fee is paid with respect to certain volume discount sales.  No sales commission or dealer manager fee is paid with respect to shares issued through the distribution reinvestment plan.  The dealer manager may re-allow all or a portion of sales commissions earned to participating broker-dealers.  The dealer manager may re-allow, in its sole discretion, to any participating broker-dealer a portion of its dealer manager fee as a marketing fee.  For the years ended December 31, 2013 and 2012, the Company has incurred $2,137,994 and $1,994,749, respectively, of selling commissions and dealer manager fees.  The dealer manager agreement was terminated in conjunction with the termination of the Follow-On Offering, September 9, 2013.

Acquisition and Disposition Fees

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

The Company pays the Advisor a fee for its services in connection with the disposition of a property or investment equal to the lesser of (A) 1.5% of the sales price of each property or other investment sold, or (B) 50% of the selling commission that would have been paid to a third-party sales broker in connection with such disposition. On October 21, 2013, the Company amended its advisory agreement to only to allow a disposition fee of 1.5% of the sales price of each property or other investment sold. Acquisition and disposition fees of $274,411 and $3,426,267 were paid during the years ended December 31, 2013 and 2012, respectively.

Asset Management Fee

With respect to investments in real estate, the Company pays the Advisor a monthly asset management fee.  On September 26, 2012, the Company amended its advisory agreement to decrease the asset management fee from one-twelfth of 1% to one-twelfth of 0.65% of the amount paid or allocated to acquire the investment excluding acquisition fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment. In the case of investments made through joint ventures, the asset management fee will be determined based on our proportionate share of the underlying investment.  For the years ended December 31, 2013 and 2012, the Company had incurred approximately $522,012 and $315,696, respectively, of asset management fees.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
(FORMERLY BLUEROCK MULTIFAMILY GROWTH REIT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing Fee

The Company pays the Advisor a financing fee equal to 1% of the amount, under any loan or line of credit, made available to us.  On October 21, 2013, the Company amended its advisory agreement to decrease the financing fee from 1% to 0.25% of any loan made to the Company.  For the year ended December 31, 2012, the Company incurred $5,891 of financing fees. The Company did not incur any financing fees for the year ended December 31, 2013.

Independent Director Compensation

The Company pays each of its independent directors an annual retainer of $25,000.  In addition, the independent directors are paid for attending meetings as follows: (i) $2,500 for each Board meeting attended, (ii) $2,000 for each committee meeting attended, (iii) $1,000 for each teleconference Board meeting attended, and (iv) $1,000 for each teleconference committee meeting attended.  All directors also receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board of Directors.  In addition 5,000 shares of restricted stock were granted upon initial election to the Board and 2,500 shares of restricted stock will be granted upon re-election to the Board. Director compensation is an operating expense of the Company that is subject to the operating expense reimbursement obligation of the Advisor discussed in Note 10, “Related Party Transactions.”

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

For the years ended December 31, 2013 and 2012, all distributions received by the shareholders were classified as return of capital for tax purposes due to the net loss recorded by the Company.

The Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.  If any income tax exposure was identified, the Company would recognize an estimated liability for income tax items that meet the criteria for accrual. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. If any interest and penalties related to income tax assessments arose, the Company would record them as income tax expense. The Company’s evaluations were performed for the tax years ending December 31, 2013 and 2012.  As of December 31, 2013, returns for the calendar years 2009 through 2012 remain subject to examination by major tax jurisdictions.  Management has considered all positions taken on the 2009 through 2012 tax returns (where applicable) and those positions expected to be taken on the 2013 tax returns.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
(FORMERLY BLUEROCK MULTIFAMILY GROWTH REIT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company periodically classifies real estate assets as held for sale, and these assets and their liabilities are stated separately on the accompanying consolidated balance sheets.  The real estate assets held for sale and the liabilities related to real estate assets held for sale, representative of the Creekside property and Enders property, as of December 31, 2013, were as follows:

Real Estate Assets Held for Sale
December 31, 2013
Operating properties held for sale	$43,458,027
Other assets	1,452,785
Assets held for sale	$44,910,812

Liabilities Related to Real Estate Assets Held for Sale
December 31, 2013
Property indebtedness	$32,226,165
Other liabilities	1,001,485
Liabilities related to assets held for sale	$33,227,650

The following is a summary of results of operations of the properties classified as discontinued operations for the years ended December 31, 2013 and 2012:

	For the Years Ended December 31,
	2013	2012
Total revenues	$5,446,465	$1,954,242
Expenses
Property operating expenses	(1,299,145)	(434,773)
Management fees	(213,387)	(84,656)
Depreciation and amortization	(1,708,087)	(1,288,261)
General and administrative expenses	(198,806)	(148,179)
Asset management and oversight fees to affiliates	(160,196)	(57,439)
Real estate taxes and insurance	(973,402)	(345,443)
Acquisition costs	(635)	(1,132,518)
Operating Loss	$892,807	$(1,537,027)
Gain on business combination	-	1,242,964
Interest exp, net	(1,249,353)	(426,752)
Loss from discontinued operations	$(356,546)	$(720,815)

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
(FORMERLY BLUEROCK MULTIFAMILY GROWTH REIT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale of Joint Venture Equity Interests

On September 30, 2013, the Company, through its indirect joint venture equity interest in Bell BR Hillsboro Village JV, LLC (the “Hillsboro Managing Member JV Entity”), sold the underlying real estate asset to an unaffiliated third party for $44,000,000. The sale generated proceeds to the Company of approximately $2,439,204 based on its proportionate ownership, after closing costs and reserves and excluding a disposition fee of $82,500 payable per the Advisory Agreement between the Company and its Advisor and deferred by the Advisor.  The Company recognized a gain of $1,686,877 through its proportionate share of the equity interest in the property.

On August 13, 2013, the Company sold a 10.27% indirect joint venture equity interest in a to-be developed class A, mid-rise apartment community known as 23Hundred @ Berry Hill (the “Berry Hill property”) pursuant to the terms of a Membership Interest Purchase and Sale Agreement (the “MIPA”) with Bluerock Growth Fund, LLC, a Delaware limited liability company and an affiliate of the Sponsor, with the Company retaining an approximate 53.46% indirect equity interest in the Berry Hill property. The sale generated proceeds to the Company of $2,000,040, excluding a disposition fee of approximately $69,470 payable per the Advisory Agreement between the Company and its Advisor and deferred by the Advisor, and subject to certain prorations and adjustments typical in a real estate transaction.  The Company recognized a gain on the sale of $971,699, net of disposition fees. The sale price in the transaction was determined based on an MAI, independent appraisal dated August 2013 for the Berry Hill property underlying the subject joint venture.

On August 29, 2013, the Company sold an additional 28.36% indirect joint venture equity interest in the Berry Hill property to SOIF III, an affiliate of the Company, in exchange for a $5,524,412 reduction of the outstanding principal balance of the SOIF LOC. The consideration for the Berry Hill Interest was based on the proportionate share of the appraised value of the Berry Hill property as determined by an MAI, independent appraisal dated August 2013 for the Berry Hill property, excluding a disposition fee of approximately $191,886 payable per the Advisory Agreement between the Company and the Advisor, and deferred by the Advisor, and was subject to certain prorations and adjustments typical in a real estate transaction. The Company recognized a gain on the sale of $2,727,568, net of disposition fees. As this partial sale of the Company’s controlling interest did not result in a change of control, the gain has been recorded as an adjustment to additional paid-in capital and the proportionate carrying value of the partial interest has been reclassified to noncontrolling interests.

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

Note 4 – Investments in Real Estate

As of December 31, 2013, the Company was invested in five operating real estate properties and one development property through joint venture partnerships.  The following table provides summary information regarding the Company’s in-service investments ($ in thousands), which are either consolidated or presented on the equity method of accounting.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
(FORMERLY BLUEROCK MULTIFAMILY GROWTH REIT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

					Joint Venture Equity
					Investment Information
						Our	Average	%
						Ownership	Effective	Occupied
Multifamily	Rentable			Property		Interest in	Monthly	as of
Community	Square	Number	Date	Acquisition	Gross Amount of	Property	Rent Per	December 31,
Name/Location	Footage	of Units	Acquired	Cost(1)	Our Investment	Owner	Unit(2)	2013 (3)

Springhouse at Newport News/Newport News, Virginia	310,826	432	12/3/2009	$29,250	$2,670	38.25%	$800	92%
The Reserve at Creekside Village/Chattanooga, Tennessee	211,632	192	3/31/2010	$14,250	$717	24.70%	$978	92%
The Estates at Perimeter/ Augusta, Georgia	266,148	240	9/1/2010	$24,950	$1,931	25.00%	$957	88%
Enders Place at Baldwin Park/Orlando, Florida	234,600	198	10/02/2012	$25,100	$4,599	48.40%	$1,446	95%
MDA Apartments/Chicago, Illinois(4)	160,290	190	12/17/2012	$54,900	$6,098	35.31%	$2,152	89%

Total/Average	1,183,496	1,252		$148,450	$16,015		$6,333	91%

(1)	Property Acquisition Cost excludes acquisition fees and closing costs.
(2)
Average effective monthly rent per unit is equal to the average of (i) the contractual rent for commenced leases as of December 31, 2013 minus any tenant concessions over the term of the lease, divided by (ii) the number of units under commenced leases as of December 31, 2013. Total concessions for the year ended December 31, 2013 amounted to approximately $617,000.

(3)	Percent occupied is calculated as (i) the number of units occupied as of December 31, 2013, divided by (ii) total number of units, expressed as a percentage.
(4)	The rentable square footage for the MDA Apartments includes 8,200 square feet of retail space.

Consolidation of Previously Unconsolidated Properties

In June 2012, the Company entered into a Membership Interest Purchase and Sale Agreement pursuant to which the Company completed the purchase of an additional 1.0% joint venture equity interest in BR Springhouse Managing Member, LLC (the “Springhouse Managing Member JV Entity”), the entity through which the Company indirectly invested in the Springhouse property, and an additional 2.0% joint venture equity interest in BR Creekside Managing Member, LLC (the “Creekside Managing Member JV Entity”), the entity through which the Company indirectly invests in the Creekside property, for an aggregate purchase price of $202,532, excluding closing costs.  The Company recognized a gain of $3,450,460, net of acquisition costs, related to the revaluation of its equity interest for the difference between its carrying value in the unconsolidated real estate joint ventures and the fair value of its ownership interests at acquisition.  The fair value was derived from the price terms of the purchase agreement, which were determined based on Member Appraisal Institute (“MAI”), independent appraisals dated May 2012.  The purchases closed at the end of June 2012.

As a result of the closings of the interest purchases, the Company’s joint venture interests in the Springhouse Managing Member JV Entity increased from 50% to 51% and the Company’s joint venture interests in the Creekside Managing Member JV Entity increased from 33.33% to 35.33%.  In addition, the related joint venture operating agreements were modified to grant the Company sole control of the operations of both properties. As such, the Company began to consolidate these entities upon taking control.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
(FORMERLY BLUEROCK MULTIFAMILY GROWTH REIT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Joint Venture Equity Interests

On December 17, 2012, through a wholly-owned subsidiary, the Company entered into a joint venture investment along with Bluerock Special Opportunity + Income Fund, LLC (“SOIF I”) and BR MDA Investors, LLC, both of which are affiliates of its Sponsor, to acquire a 190 unit apartment complex commonly known as “MDA Apartments,” located in Chicago, Illinois.  The Company invested $6,098,306 to acquire a 35.31% indirect interest in MDA Apartments. The Company recognized a gain of $7,297,942, net of acquisition costs, as the fair value of the complex exceeded the cost of its initial investment.  The gain is recorded in “Gain on business combinations” in the Company’s Consolidated Statements of Operations.

In 2012, through a wholly-owned subsidiary, the Company entered into a joint venture investment along with SOIF III, an affiliate of the Company’s Sponsor, and an affiliate of Stonehenge Real Estate Group, LLC, an unaffiliated entity, to develop a 266-unit, class A, mid-rise apartment community in Nashville, Tennessee, to be known as 23Hundred @ Berry Hill.  On October 18, 2012, the Company acquired a 58.575% indirect equity interest and, on December 17, 2012, the Company acquired an additional 5.158% indirect equity interest in the Berry Hill property, for a total investment of $4,157,759.  Subsequently, the Company has partially disposed of its indirect equity interest, as described in Note 3, “Real Estate Assets Held for Sale and Sale of Joint Venture Equity Interests” above. The Berry Hill property is anticipated to consist of approximately 194,275 rentable square. First move-ins began in November 2013.  The total projected development cost is approximately $33.7 million, or $129,580 per unit.  As of December 31, 2013, $27.7 million in development costs had been incurred by the Berry Hill property joint venture, of which the Company has funded its proportionate share of the equity in the amount of $8.3 million.

On October 2, 2012, through a wholly-owned subsidiary, the Company entered into a joint venture investment along with SOIF III, and Waypoint Residential, LLC, an unaffiliated entity, to acquire 198 units of a 220-unit multifamily housing community commonly known as “Enders Place,” located in Orlando, Florida.  The Company invested $4,716,846 to acquire a 48.4% indirect interest in the Enders property.

Note 5 – Consolidated Investments

As of December 31, 2013, the major components of the Company’s consolidated real estate properties, Springhouse at Newport News, The Reserve at Creekside Village, Enders Place at Baldwin Park, 23Hundred @ Berry Hill and MDA Apartments, were as follows:

				Furniture,
		Building and	Construction in	Fixtures and
Property	Land	Improvements	Progress	Equipment	Totals
Springhouse	$6,500,000	$27,663,473	$-	$1,107,824	$35,271,297
Creekside	1,920,000	17,953,935	-	491,111	20,365,046
Enders	4,750,000	19,262,413	-	908,405	24,920,818
Berry Hill	5,000,000	4,286,905	16,695,988	310,055	26,292,948
MDA	9,500,000	51,547,961	-	615,980	61,663,941
	$27,670,000	$120,714,687	$16,695,988	$3,433,375	$168,514,050
Less: Accumulated Depreciation	-	(4,807,728)	-	(700,977)	(5,508,705)
Totals	$27,670,000	$115,906,959	$16,695,988	$2,732,398	$163,005,345

Depreciation expense was $4,358,584 and $1,150,449 for the years ended December 31, 2013 and 2012, respectively.

Costs of intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases and deferred financing costs.  In-place leases are amortized over the remaining term of the in-place leases, approximately a six-month term, and deferred financing costs are amortized over the life of the related loan.  Amortization expense related to the Company’s in-place leases and deferred financing costs was $1,454,192 and $1,685,593 for the years ended December 31, 2013 and 2012, respectively.

Operating Leases

The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary.  The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated.  The Company retains substantially all of the risks and benefits of ownership of the consolidated real estate assets leased to tenants.  Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit.  Amounts required as a security deposit vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not significant amounts.  Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of its security deposit.  Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $234,184 and $234,370 as of December 31, 2013 and 2012, respectively, for the Company’s consolidated real estate properties.  No individual tenant represents over 10% of the Company’s annualized base rent for the consolidated real estate properties.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
(FORMERLY BLUEROCK MULTIFAMILY GROWTH REIT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 6 – Equity Method Investments

 Following is a summary of the Company’s ownership interest by property, for investments the Company reports under the equity method of accounting at December 31, 2013 and 2012.

Property	Joint Venture Interest	Managing Member LLC Interest	Indirect Equity Interest in Property
Augusta	50.00%	50.00%	25.00%

The carrying amount of the Company’s investments in unconsolidated joint ventures was $1,212,456 and $1,297,946 as of December 31, 2013 and 2012, respectively.  Summary financial information for Augusta Balance Sheets as of December 31, 2013 and 2012 and Operating Statements for the years ended December 31, 2013 and 2012, is as follows:

	December 31, 2013	December 31, 2012
Balance Sheet:
Real estate, net of depreciation	$22,188,399	$22,873,918
Other assets	394,866	341,334
Total assets	$22,583,265	$23,215,252

Mortgage payable	$17,600,839	$17,896,524
Other liabilities	139,465	155,151
Total liabilities	$17,740,304	$18,051,675
Stockholders’ equity	4,842,961	5,163,577
Total liabilities and stockholders’ equity	$22,583,265	$23,215,252

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
(FORMERLY BLUEROCK MULTIFAMILY GROWTH REIT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Years Ended December 31,
	2013	2012
Operating Statements:
Rental revenues	$2,670,382	$2,662,547
Operating expenses	(980,362)	(1,014,131)
Income before debt service, acquisition costs, and depreciation and amortization	1,690,020	1,648,416
Mortgage interest	(763,363)	(774,973)
Acquisition costs	-	-
Depreciation and amortization	(792,069)	(781,965)
Net income (loss)	134,588	91,478
Net (income) loss attributable to JV partners	(109,900)	(72,336)
	24,688	19,142
Amortization of deferred financing costs paid on behalf of joint ventures	(1,284)	(1,284)
Equity in earnings (loss) of unconsolidated joint ventures	$23,404	$17,858

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
(FORMERLY BLUEROCK MULTIFAMILY GROWTH REIT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Berry Hill Mortgage Payable

On October 18, 2012, the Company, through an indirect subsidiary (the “Berry Hill Borrower”), entered into a loan with Fifth Third Bank for an amount of $23,569,000 (the “Berry Hill Senior Loan”), which loan is secured by the Berry Hill property.  The Berry Hill Senior Loan matures on September 30, 2015 and bears interest at a floating rate, which is benchmarked to three-month LIBOR plus 2.75% during construction and three-month LIBOR plus 2.50% upon construction completion.  In the event that LIBOR becomes unavailable, the interest rate will become the prime rate plus the applicable spread.  The interest rate as of December 31, 2013 was 3.0%. The Berry Hill Senior Loan is subject to two one-year extensions.  The Berry Hill Senior Loan is nonrecourse to the Berry Hill Borrower with recourse carve-outs for certain deeds, acts or failures to act on the part of the Berry Hill Borrower, or any of its officers, members, managers or employees.

As of December 31, 2013, contractual principal payments for the five subsequent years and thereafter are as follows:

Year	Total
2014	$511,600
2015	17,194,592
2016	1,675,851
2017	1,710,374
2018	1,745,595
Thereafter	83,731,980
$106,569,992
Add: Unamortized fair value debt adjustment	4,690,512
Total	$111,260,504

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
(FORMERLY BLUEROCK MULTIFAMILY GROWTH REIT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 – Line of Credit

On October 2, 2012, the Company entered into the SOIF LOC, a working capital line of credit provided by SOIF II and SOIF III, both of which are affiliates of our Sponsor, pursuant to which it could borrow up to $12.5 million. The SOIF LOC may be prepaid without penalty. Under the original terms of the line of credit, the SOIF LOC was to bear interest compounding monthly at a rate of 30-day LIBOR + 6.00%, subject to a minimum rate of 7.50%, annualized for three months, and thereafter to bear interest compounding monthly at a rate of 30-day LIBOR + 6.00%, subject to a minimum rate of 8.50% for the remainder of the initial term.  As described below, beginning October 3, 2013, the SOIF LOC began bearing interest at a rate of 10.0% per annum.  Interest on the SOIF LOC will be paid on a current basis from cash flow distributed to the Company from its real estate assets and, if necessary, sales of real estate assets on a selective basis. The SOIF LOC is secured by a pledge of the Company’s unencumbered real estate assets, including those of its wholly owned subsidiaries. On March 4, 2013, the working capital line of credit was amended by increasing the commitment amount thereunder to $13.5 million and extending the initial 6-month term by six months to October 2, 2013, from the original maturity date of April 2, 2013. On August 13, 2013, the working capital line of credit was further amended in connection with the Company’s sale of the partial interest in our Berry Hill property, to, among other things, remove the revolving feature of the line of credit such that the Company may not borrow any further under the SOIF LOC. Further, SOIF II and SOIF III required that the principal amount outstanding under the SOIF LOC  be increased $100,000 upon the release of the lien, and that this increase must be paid at the earlier of our next sale of an asset or the maturity date under the SOIF LOC  in October 2013. On August 29, 2013, the SOIF LOC was further amended in consideration for a paydown and in exchange for payment of a 1% extension fee in the amount of $75,356 and an increase in the interest rate to 10% per annum, effective beginning on October 3, 2013, to extend the maturity date for an additional six months to April 2, 2014, with an additional option to further extend the term an additional six months for an additional 1% extension fee.  All other terms remain unchanged.  At December 31, 2013 and 2012, the outstanding balance on the SOIF LOC was $7,571,223 and $11,935,830, respectively, and no amount and $564,170 was available for borrowing, respectively.

Note 9 – Fair Value Measurement Financial Instruments

As of December 31, 2013 and 2012, the Company believes the carrying values of cash and cash equivalents and receivables and payables from affiliates, accounts payable, accrued liabilities, distribution payable and notes payable approximate their fair values based on their highly-liquid nature and/or short-term maturities, including prepayment options.  As of December 31, 2013, the carrying value and approximate fair value of the mortgage payables, as presented on the balance sheet, were $111.3 million and $111.0 million, respectively.  The fair value of mortgage payables is estimated based on the Company’s current interest rates (Level 3 inputs) for similar types of borrowing arrangements.  The only nonrecurring fair value measurements during the years ended December 31, 2013 and 2012 were in connection with the consolidation of previously unconsolidated properties, as discussed in Note 3, “Real Estate Assets Held for Sale and Sale of Joint Venture Equity Interests.”

Note 10 – Related Party Transactions

In connection with the Company’s investments in Enders, Berry Hill and the MDA Apartments, it entered into the SOIF LOC with SOIF II and SOIF III, the terms of which are described above in Note 8 – Line of Credit. Cash payments by the Company on the SOIF LOC as of the year ended December 31, 2013 were $1,949,038, including interest.  The Company also paid down an additional $5,524,412 in exchange for selling part of its joint venture interest in Berry Hill to SOIF III, as discussed in Note 3, “Real Estate Assets Held for Sale and Sale of Joint Venture Equity Interests” above.

As of December 31, 2013, $2,396,605 of organizational and offering costs have been incurred on the Company’s behalf by the Advisor since inception. The Company is liable to reimburse these costs to the Advisor only to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the applicable offering.  In 2010, the Company reimbursed the Advisor for approximately $508,000 of these costs.  When recorded by the Company, organizational costs are expensed and third-party offering costs are charged to stockholders’ equity.  As of December 31, 2013, $3,622,471 of offering costs have been charged to stockholders’ equity and, in 2010, $49,931 of organizational costs were expensed.  The organizational and offering costs exceed the 15% threshold discussed above, and given the termination of the Initial Public Offering in April 2013 and the Follow-On Offering in September 2013, the Company has recorded a receivable of approximately $508,000 due from the Advisor for the previously reimbursed organizational and offering costs, which remains due as of December 31, 2013. There were no amounts receivable from the Advisor as of December 31, 2012.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
(FORMERLY BLUEROCK MULTIFAMILY GROWTH REIT, INC.)
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

Pursuant to the Advisory Agreement, the Advisor is entitled to receive an acquisition fee for its services in connection with the investigation, selection, sourcing, due diligence and acquisition of a property or investment.  On September 26, 2012, the Company amended its Advisory Agreement to increase the acquisition fee from 1.75% to 2.50% of the purchase price. The purchase price of a property or investment will equal the amount paid or allocated to the purchase, development, construction or improvement of a property, inclusive of expenses related thereto, and the amount of debt associated with such real property or investment. The purchase price allocable for joint venture investments will equal the product of (1) the purchase price of the underlying property and (2) the Company’s ownership percentage in the joint venture. Acquisition and disposition fees of $274,411 and $3,426,267 were incurred during the years ended December 31, 2013 and 2012, respectively.

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

In addition to the fees payable to the Advisor, the Company reimburses the Advisor for all reasonable expenses incurred in connection with services provided to the Company, subject to the limitation that it will not reimburse any amount that would cause the Company’s total operating expenses at the end of the four preceding fiscal quarters to exceed the greater of 2% of the Company’s average invested assets or 25% of its net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of the Company’s assets for the period.  Notwithstanding the above, the Company may reimburse amounts in excess of the limitation if a majority of its independent directors determines such excess amount was justified based on unusual and non-recurring factors. If such excess expenses are not approved by a majority of the Company’s independent directors, the Advisor must reimburse the Company at the end of the four fiscal quarters the amount by which the aggregate expenses during the period paid or incurred by the Company exceeded the limitations provided above.  The Company will not reimburse the Advisor for personnel costs in connection with services for which the Advisor receives acquisition, asset management or disposition fees.  Due to the limitation discussed above and because operating expenses incurred directly by the Company exceeded the 2% threshold, the Board of Directors, including all of its independent directors, reviewed the total operating expenses for the four fiscal quarters ended December 31, 2012 and the Company’s total operating expenses for the four fiscal quarters ended December 31, 2013 and unanimously determined the excess amounts to be justified because of the costs of operating a public company in its early stage of operation and the Company’s initial difficulties with raising capital, which are expected to be non-recurring.  As the Board of Directors has previously approved such expenses, all operating expenses for the years ended December 31, 2013 and 2012 have been expensed as incurred.  Reimbursable operating expenses of $539,990 and $295,069 were incurred during the years ended December 31, 2013 and 2012, respectively.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
(FORMERLY BLUEROCK MULTIFAMILY GROWTH REIT, INC.)
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

Pursuant to the terms of the Advisory Agreement, summarized below are the related party amounts payable to the Advisor, as well as other affiliates, as of December 31, 2013 and 2012.  During the year ended December 31, 2013, the Company paid the Advisor approximately $645,000 of its outstanding accounts payable and has recorded a receivable of approximately $508,000 due from the Advisor for previously reimbursed organizational and offering costs.

	December 31, 2013	December 31, 2012
Asset management and oversight fees	$966,396	$426,938
Acquisition fees	801,169	322,440
Financing fees	35,670	5,891
Reimbursable operating expenses	295,146	431,850
Reimbursable offering costs	193,112	197,300
Reimbursable organizational costs	49,931	49,931
Other	17,748	388,217
Total related-party amounts payable	$2,359,172	$1,822,567

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
(FORMERLY BLUEROCK MULTIFAMILY GROWTH REIT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2013 and 2012, the Company had $8,960 and $5,024, respectively, in receivables due to the Company from related parties other than the Advisor.

Note 11 – Stockholders’ Equity

Net (Loss) Income Per Common Share

Basic net (loss) income per common share is computed by dividing net (loss) income attributable to common shareholders, less dividends on restricted stock expected to vest plus gains on redemptions on common stock, by the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per common share is computed by dividing net (loss) income attributable to common shareholders by the sum of the weighted average number of common shares outstanding and any potential dilutive shares for the period. Under the two-class method of computing earnings per share, net (loss) income attributable to common shareholders is computed by adjusting net loss for the non-forfeitable dividends paid on non-vested restricted stock.

The following table reconciles the components of basic and diluted net (loss) income per common share:

	For the Year Ended December 31,
	2013	2012

Net (loss) income from continuing operations attributable to common shareholders	$(2,751,129)	$3,732,285
Dividends on restricted stock expected to vest	(11,136)	(11,564)
Gain on redemption of common stock(2)	1,575	4,018
Basic net (loss) income from continuing operations attributable to common shareholders	$(2,760,690)	$3,724,739

Net loss from discontinued operations	$(356,546)	$(720,815)
Net loss from discontinued operations attributable to noncontrolling interest	(136,674)	(909,371)
Basic net (loss) income from discontinued operations attributable to common shareholders	$(219,872)	$188,556

Weighted average common shares outstanding	2,348,849	1,679,778

Potential dilutive shares (1)	-	16,475
Weighted average common shares outstanding and potential dilutive shares	2,348,849	1,696,253

Basic (loss) income from continuing operations per share	$(1.18)	$2.22
Basic (loss) income from discontinued operations per share	$(0.09)	$0.11

Diluted (loss) income from continued operations per share	$(1.18)	$2.20
Diluted (loss) income from discontinued operations per share	$(0.09)	$0.11

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
(FORMERLY BLUEROCK MULTIFAMILY GROWTH REIT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Excludes 15,908 shares related to non-vested restricted stock for the year ended December 31, 2013, as the effect would be anti-dilutive.  Also excludes any dilution related to the 1,000 shares of convertible stock as the conversion would be anti-dilutive and currently there would be no conversion into common shares.

(2)Represents the difference between the fair value and carrying amount of the common stock upon redemption.

Common Stock

Pursuant to its Initial Public Offering, the Company offered to the public up to $1 billion in shares of its common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment plan) for $10.00 per share, with discounts available for certain categories of purchasers, and up to $28.5 million in shares of common stock to be issued pursuant to the Company’s distribution reinvestment plan at $9.50 per share.  On September 20, 2012, the Company filed a registration statement on Form S-11 with the SEC, to register $500.0 million in shares of its common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment plan) at a price of $10.00 per share (subject to certain volume discounts described in the prospectus), and $50.0 million in shares of its common stock to be sold pursuant to the Company’s distribution reinvestment plan at $9.50 per share, pursuant to the Follow-On Offering. As permitted by Rule 415 under the Securities Act, the Company continued the Initial Public Offering until April 12, 2013, the date the SEC declared the registration statement for the Follow-On Offering effective, which terminated the Initial Public Offering.  As of April 12, 2013, the Company had accepted aggregate gross offering proceeds in its Initial Public Offering of $22,231,406.  On August 23, 2013, at the recommendation of its Advisor and following the approval of its Board of Directors, the Company terminated its Follow-On Offering, effective September 9, 2013. As of September 9, 2013, the Company had accepted aggregate gross offering proceeds in its Follow-On Offering of $330,251, excluding shares sold pursuant to the Company’s distribution reinvestment plan.

Convertible Stock

The Company has issued to its Advisor 1,000 shares of its convertible stock for an aggregate purchase price of $1,000. Upon certain conditions, the convertible stock will convert to shares of common stock with a value equal to 15% of the excess of (i) the Company’s enterprise value (as defined in our charter) plus the aggregate value of distributions paid to stockholders over (ii) the aggregate purchase price paid by stockholders for shares in the Company plus a 8% cumulative, non-compounded, annual return on the original issue price paid for those outstanding shares

Share Repurchase Plan and Redeemable Common Stock

The Company has previously adopted a share repurchase plan that enabled stockholders to sell their shares to the Company in limited circumstances.

There were several limitations on the Company’s ability to repurchase shares under the share repurchase plan:

•	The Company could not repurchase shares until the stockholder had held the shares for one year.
•
During any calendar year, the share repurchase plan limited the number of shares the Company was allowed to repurchase to those that the Company could purchase with the net proceeds from the sale of shares under the distribution reinvestment plan during the previous fiscal year.

•	During any calendar year, the Company was not allowed to repurchase in excess of 5% of the number of shares of common stock outstanding as of the same date in the prior calendar year.

Pursuant to the terms of the Company’s share repurchase plan, the purchase price for shares repurchased under the share repurchase plan reflected the Company’s estimated value per share of $10.04 as of December 17, 2012. Except in the instance of a stockholder’s death or qualifying disability, the Company was able to repurchase shares at the lesser of (1) 100% of the average price per share the original purchaser paid to the Company for all of the shares (as adjusted for any stock distributions, combinations, splits, recapitalizations, special distributions and the like with respect to the Company’s common stock), or (2) $9.04 per share (i.e., 90% of the Company’s estimated net asset value per share of $10.04). Repurchases sought upon a stockholder’s death or “qualifying disability”, as that term is defined in the Company’s share repurchase plan, were to be made at a repurchase price of $10.04 per share. Shares subject to repurchase must have been held for at least one year.  The Company had no obligation to repurchase shares if the repurchase would violate the restrictions on distributions under Maryland law, which prohibits distributions that would cause a corporation to fail to meet statutory tests of solvency.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
(FORMERLY BLUEROCK MULTIFAMILY GROWTH REIT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s Board of Directors was allowed to amend or modify any provision of the plan at any time in its discretion without prior notice to participants. In the event that the Company’s Board of Directors amended, suspended or terminated the share repurchase plan, however, the Company was required to send stockholders notice of the change(s) following the date of such amendment, suspension or modification, and to disclose the change(s) in a report filed with the SEC on either Form 8-K, Form 10-Q or Form 10-K, as appropriate.

The Company recorded amounts that were redeemable under the share repurchase plan as redeemable common stock in the accompanying consolidated balance sheets because the shares were redeemable at the option of the holder and, therefore, their redemption was outside the Company’s control. The maximum amount redeemable under the Company’s share repurchase plan was limited to the number of shares the Company could repurchase with the amount of the net proceeds from the sale of shares under the distribution reinvestment plan during the prior fiscal year. However, because the amounts that could be repurchased in future periods was determinable and only contingent on an event that was likely to occur (e.g., the passage of time), the Company presented the net proceeds from the current dividend reinvestment plan, net of current year redemptions, as redeemable common stock in the accompanying consolidated balance sheets.

The Company classified financial instruments that represent a mandatory obligation to the Company to repurchase shares as liabilities. When the Company determined it had a mandatory obligation to repurchase shares under the share repurchase plan, the Company would reclassify such obligations from temporary equity to a liability based upon their respective settlement values. In addition, upon reclassification of such obligation to a liability, the difference between the fair value of the instrument and the carrying amount was added to (or subtracted from) net earnings available to common shareholders in the calculation of earnings per share.

The Company limited the dollar value of shares that may be repurchased under the program as described above.

During the year ended December 31, 2013, the Company redeemed $98,425 of common stock as a result of redemption requests. Proceeds from the Company’s distribution reinvestment plan for the year ended December 31, 2012 were $454,711, which under the Company’s share redemption plan established the maximum amount of redemption requests the Company could satisfy during the year ended December 31, 2013, subject to exceptional circumstances as determined by the Board of Directors. In September 2012, $59,005 of shares were repurchased based on extraordinary circumstances, leaving $395,706 available to fulfill redemption requests in 2013.  As of December 31, 2013, the Company received a total of nine redemption requests during the year ended December 31, 2013 for an aggregate of 25,129 shares, not including the partially deferred redemption request from the year ended December 31, 2012 in the amount of $23,125. The Company honored the deferred redemption requests from 2012 in full. Of the remaining redemption requests, the Company honored a total of 7,500 shares aggregating $75,300.  The average redemption price for the fulfilled redemptions during the year ended December 31, 2013 was $9.84 per share. Funds for the payment of redemption requests were derived from the proceeds of the Company’s distribution reinvestment plan.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
(FORMERLY BLUEROCK MULTIFAMILY GROWTH REIT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As a result of the termination of the share repurchase program, the repurchase requests received from stockholders during the second quarter of 2013, with respect to 17,629 shares aggregating $169,366, will not be fulfilled.  As the Company does not intend to fulfill any requests in the future, the aggregate amount of any accrued redemptions and redeemable common stock has been reclassified back to additional paid-in capital as of December 31, 2013.

Equity Compensation Plan

The Company previously adopted the Bluerock Residential Growth REIT, Inc. (formerly Bluerock Multifamily Growth REIT, Inc.) Long Term Incentive Plan (the “Former  Incentive Plan”), in order to enable the Company to (1) provide an incentive to the Company’s employees, officers, directors, and consultants and employees and officers of the Advisor to increase the value of the Company’s common stock, (2) give such persons a stake in the Company’s future that corresponds to the stake of each of its stockholders, and (3) obtain or retain the services of these persons who are considered essential to the Company’s long-term success, by offering such persons an opportunity to participate in the Company’s growth through ownership of its common stock or through other equity-related awards.  The Company had reserved and authorized an aggregate number of 2,000,000 shares of its common stock for issuance under the Former Incentive Plan.

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

A summary of the status of the Company’s non-vested shares as of December 31, 2013 and 2012, is as follows:

Non Vested shares	Shares	Weighted average grant-date fair value
Balance at January 1, 2012	16,500	165,000
Granted	7,500	75,000
Vested	(7,500)	(75,000)
Forfeited	-	-
Balance at December 31, 2012	16,500	165,000
Granted	7,500	75,000
Vested	(9,000)	(90,000)
Forfeited	-	-
Balance at December 31, 2013	15,000	$150,000

At December 31, 2013, there was $118,750 of total unrecognized compensation cost related to unvested stock options granted under the Plan. That cost is expected to be recognized over a period of four years. The total fair value of shares vested during the year ended December 31, 2013, was $90,000.

The Company currently uses authorized and unissued shares to satisfy share award grants.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
(FORMERLY BLUEROCK MULTIFAMILY GROWTH REIT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions

Distributions, including distributions paid by issuing shares under the distribution reinvestment plan, for the year ended December 31, 2013 were as follows:

	Distributions
2013	Declared	Paid
First Quarter	$393,291	$385,167
Second Quarter	412,265	413,477
Third Quarter	426,066	423,134
Fourth Quarter	425,648	421,686
	$1,657,270	$1,643,464

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

Note 12 – Commitments and Contingencies

The Company is subject to various legal actions and claims arising in the ordinary course of business. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations or liquidity of the Company.

Note 13 – Economic Dependency

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

Note 14 – Subsequent Events

The Company has performed an evaluation of subsequent events through the date the Company’s consolidated financial statements were issued.  No material subsequent events, other than the items disclosed below, have occurred that required recognition or disclosure in these financial statements.

Termination of Creekside Purchase and Sale Agreement

As previously disclosed, on December 12, 2013, BR Creekside, LLC, or BR Creekside, a special-purpose entity in which the Company holds a 24.706% indirect equity interest, entered into an Agreement of Purchase and Sale, or Purchase Agreement, with Prominent Realty Group of Georgia, Inc., or PRG, an unaffiliated third party, for the sale of BR Creekside’s entire interest in The Reserve at Creekside Village, a 192-unit garden-style apartment community located in Chattanooga, Tennessee (the “Creekside property”). The sale price for the Creekside property was to be $19,600,000, subject to deduction for the existing mortgage indebtedness on the Creekside property in the approximate amount of $12,600,000 and to certain prorations and adjustments typical in a real estate transaction. The net proceeds to the Company, after payment of closing costs and fees, were expected to be approximately $1,350,000.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
(FORMERLY BLUEROCK MULTIFAMILY GROWTH REIT, INC.)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Purchase Agreement provided PRG with a period of time to inspect the Creekside property (the “Inspection Period”), which Inspection Period was extended to January 17, 2014 pursuant to an amendment to the Purchase Agreement. PRG ultimately was not comfortable with the size and dynamics of the Chattanooga, Tennessee market and exercised its right to terminate the Purchase Agreement prior to the expiration of the Inspection Period by delivering written notice of termination of the Purchase Agreement to BR Creekside on January 16, 2014 and the Purchase Agreement was effectively terminated as of January 16, 2014. In connection with the termination of the Purchase Agreement, PRG received a return of its earnest money in the amount of $250,000.

Distributions Paid

The following distributions have been declared and paid subsequent to December 31, 2013:

Distributions
Declared Daily
For Month		Total Cash
Listed	Date Paid	Distribution
December 2013	January 2, 2014	$143,504
January 2014	February 3, 2014	$143,504

Stockholder Approval of 2014 Individuals Plan and 2014 Entities Plan; Termination of Former Incentive Plan

On December 16, 2013, our Board adopted, and on January 23, 2014 our stockholders approved, the 2014 Individuals Plan and the 2014 Equity Incentive Plan for Entities (the “2014 Entities Plan”). Upon the approval by our stockholders of the 2014 Individuals Plan and the 2014 Entities Plan, our Former Incentive Plan was terminated. The 2014 Individuals Plan provides for the grant of options to purchase shares of our common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards. Going forward, members of our Board are eligible to receive grants under the 2014 Individuals Plan as determined by our Board or compensation committee established by our Board.

Sponsor’s Agreement to Provide Us Financial Support and to Defer Payment of Certain Fees

On February 12, 2014, our Sponsor, Bluerock Real Estate, LLC, confirmed its agreement to provide financial support to us sufficient for us to satisfy in the ordinary course of business our obligations and debt service requirements, including those related to the filing of the registration statement to sell shares of our Class A common stock in an underwritten public offering, if we are unable to satisfy those expenses as they ordinarily come due after we have expended best efforts to satisfy those expenses by means available to us, and satisfy all liabilities and obligations of our Company that we are unable to satisfy when due, after we have expended best efforts to satisfy those expenses by means available to us, through the earlier of (1) February 15, 2015 or (2) the initial closing date of an underwritten public offering to sell shares of our Class A common stock.  In addition, our Sponsor has agreed to defer payment of property and asset management fees and operating expenses that are allocated to us, acquisition fees, property and asset management fees and other costs, and operating expenses which have been accrued as of December 31, 2013, and offering costs advanced on our behalf.

EXHIBIT INDEX

Effective November 18, 2013, Bluerock Multifamily Growth REIT, Inc. changed its name to Bluerock Residential Growth REIT, Inc. and Bluerock Multifamily Holdings, L.P. changed its name to Bluerock Residential Holdings, L.P. With respect to documents executed prior to the name change, the following Exhibit List refers to the entity names used prior to the name changes in order to accurately reflect the names of the entities that appear on such documents.

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

3.2	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

3.3	Articles of Amendment of the Company, incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-184006)

3.4	Articles of Amendment of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 22, 2013

4.1
Distribution Reinvestment Plan for Bluerock Enhanced Multifamily Trust, Inc., incorporated by reference to Exhibit B to the Prospectus contained in Post-Effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

4.2	Form of Subscription Agreement, incorporated by reference to Exhibit 4.2 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.1
Third Amended and Restated Advisory Agreement between Bluerock Multifamily Advisor, LLC Bluerock Multifamily Holdings, L.P. and the Company dated February 27, 2013, incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-184006)

10.2
Form of Escrow Agreement between Bluerock Enhanced Multifamily Trust, Inc. and UMB Bank, N.A. , incorporated by reference to Exhibit 10.5 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.3
Bluerock Enhanced Multifamily Trust, Inc. Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.4
Bluerock Enhanced Multifamily Trust, Inc. Independent Directors Compensation Plan, incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.5
Bluerock Residential Growth REIT, Inc. 2014 Equity Incentive Plan for Individuals, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on January 7, 2013 (No. 000-54946)

10.6
Bluerock Residential Growth REIT, Inc. 2014 Equity Incentive Plan for Entities, incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed on January 7, 2013 (No. 000-54946)

10.7
Limited Liability Company/Joint Venture Agreement of BR Springhouse Managing Member, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.8
Limited Liability Company/Joint Venture Agreement of BR Hawthorne Springhouse JV, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

53

10.9
Property Management Agreement by and between BR Springhouse, LLC and Hawthorne Residential Partners, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.10
Multifamily Deed of Trust, Assignment of Rents and Security Agreement by BR Springhouse, LLC for the benefit of CW Capital, LLC date December 3, 2009, incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.11
Loan Agreement by and between Bluerock Special Opportunity + Income Fund, LLC, as lender, and BEMT Springhouse, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.11 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-13135)

10.12
Pledge and Security Agreement by Bluerock Enhanced Multifamily Holdings L.P. and BEMT Springhouse LLC for Bluerock Special Opportunity + Income Fund, LLC dated December 3, 2009, incorporated by reference to Exhibit 10.12 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.13
Pledge and Security Agreement by BEMT Springhouse LLC for Bluerock Special Opportunity + Income Fund, LLC dated December 3, 2009, incorporated by reference to Exhibit 10.13 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.14
Amended and Restated Limited Liability Company Agreement of BR Creekside Managing Member, LLC, dated as of March 31, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Qfor the period ended March 31, 2010

10.15
Amended and Restated Limited Liability Company Agreement of BR Hawthorne Creekside JV, LLC, dated as of March 31, 2010, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Qfor the period ended March 31, 2010

10.16
Property Management Agreement by and between BR Creekside, LLC and Hawthorne Residential Partners, LLC, dated as of March 31, 2010, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Qfor the period ended March 31, 2010

10.17
General Warranty Deed from the Reserve at Creekside, a Florida limited partnership to BR Creekside LLC, a Delaware limited liability company, incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.18
Secured Promissory Note by and between Bluerock Special Opportunity + Income Fund II, LLC, as lender, and BEMT Creekside, LLC, dated as of March 31, 2010, incorporated by reference to Exhibit 10.18 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.19
Amended and Restated Limited Liability Company Agreement of BR Meadowmont Managing Member, LLC, dated as of April 9, 2010, incorporated by reference to Exhibit 10.20 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.20
Amended and Restated Limited Liability Company Agreement of Bell BR Meadowmont JV, LLC, dated as of April 9, 2010, incorporated by reference to Exhibit 10.21 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.21
Promissory Note by and between BEMT Meadowmont, LLC and Bluerock Special Opportunity + Income Fund II, LLC dated April 9, 2010, incorporated by reference to Exhibit 10.22 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.22
Pledge and Security Agreement by and between BEMT Meadowmont, LLC and Bluerock Special Opportunity + Income Fund II, LLC dated April 9, 2010, incorporated by reference to Exhibit 10.23 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.23
Multifamily Note - CME by and between Bell BR Meadowmont, LLC and CWCapital, LLC dated April 9, 2010, incorporated by reference to Exhibit 10.24 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.24
Property Management Agreement by and between Bell BR, LLC and Bell Partners, Inc. dated as of April 9, 2010, incorporated by reference to Exhibit 10.25 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

54

10.25
Pledge and Security Agreement by BEMT Creekside LLC for Bluerock Special Opportunity + Income Fund II, LLC dated March 31, 2010, incorporated by reference to Exhibit 10.19 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.26
Modification of the Secured Promissory Note between BEMT Springhouse, LLC and Bluerock Special Opportunity + Income Fund, LLC dated as of June 3, 2010, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2010

10.27
Amended and Restated Limited Liability Company Agreement of BR Augusta JV Member, LLC, dated as of September 1, 2010, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.28
Limited Liability Company Agreement of BSF/BR Augusta JV, LLC, dated as of July 29, 2010, incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.29
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

10.34
Promissory Note by and between BEMT Hillsboro Village, LLC and Bluerock Special Opportunity + Income Fund II, LLC dated September 30, 2010, incorporated by reference to Exhibit 10.34 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.35
Pledge and Security Agreement by and between BEMT Hillsboro Village, LLC and Bluerock Special Opportunity + Income Fund II, LLC dated September 30, 2010, incorporated by reference to Exhibit 10.35 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.36
Multifamily Deed of Trust - by and between Bell BR Hillsboro Village JV, LLC and CBRE Multifamily Capital, Inc. dated September 30, 2010, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.37
Property Management Agreement by and between Bell BR Hillsboro Village JV, LLC and Bell Partners, Inc. dated as of September 27, 2010, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.38	Deed of Trust Note between BR Creekside, LLC and Walker & Dunlop, LLC, incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed on October 20, 2010

10.39
Promissory Note between BEMT Meadowmont, LLC and Bluerock Special Opportunity + Income Fund II, dated as of January 20, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2011

10.40
Pledge and Security Agreement between BEMT Meadowmont LLC and Bluerock Special Opportunity & Income Fund II, dated as of January 20, 2011, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2011

10.41
Promissory Note between BEMT Meadowmont, LLC and Bluerock Special Opportunity + Income Fund II, dated as of January 20, 2011, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2011

55

10.42
Pledge and Security Agreement between BEMT Meadowmont LLC and Bluerock Special Opportunity & Income Fund II, dated as of January 20, 2011, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2011

10.43
Amended and Restated Advisory Agreement between Bluerock Enhanced Multifamily Advisors LP and the Company dated March 30, 2011, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011

10.44
Letter Agreement between Bluerock Real Estate, L.L.C. and the Company dated March 28, 2011, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011

10.45
Dealer Manager Agreement between Bluerock Enhanced Multifamily Trust, Inc. and Bluerock Capital Markets dated July 5, 2011, incorporated by reference to Exhibit 1.3 to Post-effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.46	Participating Broker-Dealer Agreement, incorporated by reference to Exhibit 1.4 to Post-effective Amendment No. 7 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.47
Secured Promissory Note Modification Agreement dated July 20, 2011 between BEMT Meadowmont, LLC and Bluerock Special Opportunity + Income Fund, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011

10.48
Secured Promissory Note Modification Agreement dated August 31, 2011 between BEMT Augusta, LLC and Bluerock Special Opportunity + Income Fund II, LLC, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011

10.49
Secured Promissory Note Modification Agreement dated September 30, 2011 between BEMT Hillsboro Village, LLC and Bluerock Special Opportunity + Income Fund II, LLC, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2011

10.50
Secured Promissory Note Modification Agreement dated December 3, 2011 between BEMT Springhouse, LLC and Bluerock Special Opportunity + Income Fund, LLC, incorporated by reference to Exhibit 10.45 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

10.51
Secured Promissory Note Modification Agreement dated January 20, 2012 between BEMT Meadowmont, LLC and Bluerock Special Opportunity + Income Fund II, LLC, incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

10.52
Secured Promissory Note Modification Agreement dated February 28, 2012 between BEMT Augusta, LLC and Bluerock Special Opportunity + Income Fund II, LLC, incorporated by reference to Exhibit 10.47 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012

10.53
Secured Promissory Note Modification Agreement dated March 30, 2012 between BEMT Hillsboro, LLC and Bluerock Special Opportunity + Income Fund II, LLC, incorporated by reference to Exhibit 10.50 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.54
Letter Agreement between Bluerock Real Estate, LLC and the Company dated March 13, 2012, incorporated by reference to Exhibit 10.51 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.55
Membership Interest Purchase and Sale Agreement by and among Bluerock Special Opportunity + Income Fund, LLC, Bluerock Special Opportunity + Income Fund II, LLC, BEMT Creekside, LLC, BEMT Springhouse, LLC, BEMT Meadowmont, LLC, and Bluerock Enhanced Multifamily Holdings, L.P. dated as of June 22, 2012, incorporated by reference to Exhibit 10.52 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

56

10.56
First Amendment to Amended and Restated Limited Liability Company Agreement of BR Creekside Managing Member, LLC, dated as of June 27, 2012, incorporated by reference to Exhibit 10.53 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.57
First Amendment to Limited Liability Company/Joint Venture Agreement of BR Springhouse Managing Member, LLC, dated as of June 27, 2012, incorporated by reference to Exhibit 10.54 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.58
First Amendment to Limited Liability Company Agreement of BR Meadowmont Managing Member, LLC, dated as of June 27, 2012, incorporated by reference to Exhibit 10.55 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.59
Assignment of Membership Interest (BR Creekside Managing Member, LLC), dated as of June 27, 2012, incorporated by reference to Exhibit 10.56 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.60
Assignment of Membership Interest (BR Springhouse Managing Member, LLC), dated as of June 27, 2012, incorporated by reference to Exhibit 10.57 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.61
Assignment of Membership Interest (BR Meadowmont Managing Member, LLC), dated as of June 27, 2012, incorporated by reference to Exhibit 10.58 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.62
Limited Liability Company Agreement of BR Enders Managing Member, LLC, dated as of October 2, 2012, incorporated by reference to Exhibit 10.59 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

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

10.68
Property Management Agreement by and among Waypoint Enders Owner, LLC and Bridge Real Estate Group, LLC d/b/a Waypoint Management, dated October 2, 2012, incorporated by reference to Exhibit 10.65 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.69
Asset Management Agreement by and among Waypoint Enders Owner, LLC and Waypoint Residential, LLC dated October 2, 2012, incorporated by reference to Exhibit 10.66 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

57

10.70
Line of Credit Agreement by and among Bluerock Enhanced Multifamily Trust, Inc., Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated October 2, 2012, incorporated by reference to Exhibit 10.67 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.71
Line of Credit Promissory Note by and between Bluerock Enhanced Multifamily Trust, Inc., Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated October 2, 2012, incorporated by reference to Exhibit 10.68 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.72
Construction Loan Agreement by and among Fifth Third Bank and 23Hundred, LLC, dated as of October 18, 2012, incorporated by reference to Exhibit 10.69 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.73
First Amendment to Construction Loan Agreement by and among Fifth Third Bank and 23Hundred, LLC, dated as of November 20, 2012, incorporated by reference to Exhibit 10.70 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.74
Promissory Note by 23Hundred, LLC in favor of Fifth Third Bank, dated as of October 18, 2012, incorporated by reference to Exhibit 10.71 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.75
Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by 23Hundred, LLC in favor of Jeff King, Trustee, for the use and benefit of Fifth Third Bank, dated as of October 18, 2012, incorporated by reference to Exhibit 10.72 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.76
Operating Agreement of BR Stonehenge 23Hundred JV, LLC, dated as of October 18, 2012, incorporated by reference to Exhibit 10.73 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.77
Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated as of October 18, 2012, incorporated by reference to Exhibit 10.74 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.78
Development Agreement by and between 23Hundred, LLC and Stonehenge Real Estate Group, LLC, dated as of October 18, 2012, incorporated by reference to Exhibit 10.75 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.79
Amended and Restated Note by MDA City Apartments, LLC in favor of MONY Life Insurance Company, dated as of December 17, 2012, incorporated by reference to Exhibit 10.76 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.80
Amended and Restated Mortgage, Security Agreement and Fixture Filing by MDA City Apartments, LLC in favor of MONY Life Insurance Company, dated as of December 17, 2012, incorporated by reference to Exhibit 10.77 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.81
Sixth Loan Modification Agreement by and among MDA City Apartments, LLC, Jonathan Holtzman, Bluerock Special Opportunity + Income Fund, LLC and MONY Life Insurance Company, dated as of December 17, 2012, incorporated by reference to Exhibit 10.78 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.82
Guaranty of Note and Mortgage by MDA City Apartments, LLC, Jonathan Holtzman and Bluerock Special Opportunity + Income Fund, LLC to and for the benefit of MONY Life Insurance Company, dated as of December 17, 2012, incorporated by reference to Exhibit 10.79 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

58

10.83
Limited Liability Company Agreement of BR MDA Investors, LLC, dated as of December 17, 2012, incorporated by reference to Exhibit 10.80 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.84
Limited Liability Company Agreement of BR VG MDA JV Member, LLC, dated as of December 17, 2012, incorporated by reference to Exhibit 10.81 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.85
Amended and Restated Operating Agreement of MDA City Apartments, LLC, dated as of December 17, 2012, incorporated by reference to Exhibit 10.82 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.86
Asset Management Agreement by and among MDA City Apartments, LLC and Holtzman Interests #17A, LLC, dated as of December 17, 2012, incorporated by reference to Exhibit 10.83 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.87
Management Agreement by and among MDA City Apartments, LLC and Village Green Management Company, LLC, dated as of December 14, 2012, incorporated by reference to Exhibit 10.84 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.88
Membership Interest Purchase Agreement by and among BEMT Berry Hill, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated December 17, 2012, incorporated by reference to Exhibit 10.85 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.89
First Amendment to Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated December 17, 2012, incorporated by reference to Exhibit 10.86 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.90
Assignment of Membership Interest (BR Berry Hill Managing Member, LLC), dated as of December 17, 2012, incorporated by reference to Exhibit 10.87 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.91
Amended and Restated Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated December 26, 2012, incorporated by reference to Exhibit 10.88 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.92
Line of Credit and Security Agreement Modification Agreement by and among Bluerock Multifamily Growth REIT, Inc., Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated as of March 4, 2013, incorporated by reference to Exhibit 10.87 to Pre-Effective  Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-184006)

10.93
Promissory Note Modification Agreement by and among Bluerock Multifamily Growth REIT, Inc., Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated as of March 4, 2013, incorporated by reference to Exhibit 10.88 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-184006)

10.94
Letter Agreement between Bluerock Real Estate, L.L.C. and the Company, dated March 13, 2013, incorporated by reference to Exhibit 10.89 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-184006)

10.95
Second Amendment to Line of Credit and Security Agreement by and among Bluerock Multifamily Growth REIT, Inc., Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated August 13, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013

10.96
Replacement Promissory Note by and among Bluerock Multifamily Growth REIT, Inc., Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated August 13, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013

59

10.97
Membership Interest Purchase Agreement by and among BEMT Berry Hill, LLC and Bluerock Growth Fund, LLC, dated August 9, 2013, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013

10.98
First Amendment to Amended and Restated Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated August 13, 2013, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013

10.99
Assignment of Membership Interest (BR Berry Hill Managing Member, LLC), dated as of August 13, 2013, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013

10.100
Membership Interest Purchase Agreement by and among BEMT Berry Hill, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated August 29, 2013, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013

10.101
Second Amended and Restated Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated August 29, 2013, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013

10.102
Assignment of Membership Interest (BR Berry Hill Managing Member, LLC), dated as of August 29, 2013, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013

10.103
Third Amendment to Line of Credit and Security Agreement by and among Bluerock Multifamily Growth REIT, Inc., Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated August 29, 2013, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013

10.104
Replacement Promissory Note by and among Bluerock Multifamily Growth REIT, Inc., Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated August 29, 2013, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013

10.105
Purchase and Sale Agreement between Bell BR Hillsboro Village JV, LLC and Nicol Investment Company, LLC, dated July 26, 2013, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013

10.106
Secured Promissory Note Modification Agreement dated January 20, 2012 between BEMT Meadowmont, LLC and Bluerock Special Opportunity + Income Fund II, LLC, incorporated by reference to Exhibit 10.46 to the Company’s Annual Report on Form 10-K filed on March 13, 2012

10.107
First Amendment to Limited Liability Company Agreement of BR Meadowmont Managing Member, LLC, dated as of June 27, 2012, incorporated by reference to Exhibit 10.55 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.108
First Amendment to Third Amended and Restated Advisory Agreement between Bluerock Multifamily Advisor, LLC, Bluerock Multifamily Holdings, L.P. and the Company dated October 21, 2013, incorporated by reference to Exhibit 10.83 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

10.109
Agreement of Purchase and Sale between BR Creekside LLC and Prominent Realty Group of Georgia, Inc. dated December 12, 2013, incorporated by reference to Exhibit 10.83 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

21.1	List of Subsidiaries incorporated by reference to Exhibit 21.1 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

60

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.1
The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows

61