Form 10-Q
period 2014-03-31
Bluerock Residential Growth REIT, Inc.
filed 2014-05-15
CIK 1442626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No☒
Number of shares outstanding of the registrant’s
classes of common stock, as of May 7, 2014:
Class A Common Stock: 4,495,744 shares
Class B-1 Common Stock: 353,630 shares
Class B-2 Common Stock: 353,630 shares
Class B-3 Common Stock: 353,629 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
FORM 10-Q
March 31, 2014

PART I – FINANCIAL INFORMATION
Item 1.  Financial Statements
BLUEROCK RESIDENTIAL GROWTH REIT, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Real Estate
Land	$25,750,000	$25,750,000
Building and improvements	108,336,965	102,760,752
Construction in progress	14,200,628	16,695,988
Furniture, fixtures and equipment	3,473,879	2,942,264
Total Gross Operating Real Estate Investments	151,761,472	148,149,004
Accumulated depreciation	(5,551,525)	(4,515,937)
Total Net Operating Real Estate	146,209,947	143,633,067
Operating real estate held for sale, net	—	19,372,277
Total Net Real Estate Investments	146,209,947	163,005,344
Cash and cash equivalents	3,132,182	2,983,785
Restricted cash	1,996,482	2,002,117
Due from affiliates	4,287	514,414
Accounts receivable, prepaids and other assets	2,820,792	1,433,755
Investments in unconsolidated real estate joint ventures (Note 5)	1,216,564	1,254,307
Deferred financing costs, net	689,131	761,515
Assets related to discontinued operations	338,051	570,855
Total Assets	$156,407,436	$172,526,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgage payable	$100,312,816	$96,534,338
Line of credit (Note 6)	7,571,223	7,571,223
Accounts payable	2,340,986	2,397,481
Other accrued liabilities	2,759,664	2,280,133
Due to affiliates	2,066,572	2,254,403
Distributions payable	—	143,463
Liabilities related to discontinued operations	677,048	15,262,832
Total Liabilities	115,728,309	126,443,873
Stockholders’ Equity
Preferred stock, $0.01 par value, 250,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.01 par value, no and 749,999,000 shares authorized as of March 31, 2014 and December 31, 2013, respectively; no and 2,413,811 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	—	24,138
Common stock - Class A, $0.01 par value, 747,586,185 and no shares authorized as of March 31, 2014 and December 31, 2013, respectively; no shares issued and outstanding as of both March 31, 2014 and December 31, 2013	—	—
Common stock - Class B-1, $0.01 par value, 804,605 and no shares authorized as of March 31, 2014 and December 31, 2013, respectively; 353,630 and no shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	3,536	—
Common stock - Class B-2, $0.01 par value, 804,605 and no shares authorized as of March 31, 2014 and December 31, 2013, respectively; 353,630 and no shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	3,536	—
Common stock - Class B-3, $0.01 par value, 804,605 and no shares authorized as of March 31, 2014 and December 31, 2013, respectively; 353,629 and no shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	3,536	—
Nonvoting convertible stock, $0.01 par value per share; no shares authorized, issued or outstanding, as of March 31, 2014 and 1,000 shares authorized, issued and outstanding as of December 31, 2013	—	10
Additional paid-in-capital, net of costs	21,775,003	21,747,713
Cumulative distributions and net losses	(11,090,242)	(9,770,468)
Total Stockholders’ Equity	10,695,369	12,001,393
Noncontrolling interests	29,983,758	34,080,826
Total Equity	40,679,127	46,082,219
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$156,407,436	$172,526,092
 See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues
Net rental income	$3,130,179	$2,891,602
Other	130,476	126,932
Total revenues	3,260,655	3,018,534
Expenses
Property operating expenses	1,088,994	776,977
Management fees	119,215	107,524
Depreciation and amortization	1,107,971	1,715,876
General and administrative expenses	530,241	451,175
Asset management and oversight fees to affiliates	116,461	125,831
Real estate taxes and insurance	406,863	352,923
Acquisition costs	13,809	77,556
Total expenses	3,383,554	3,607,862
Other operating activities
Equity in operating (loss) earnings of unconsolidated joint ventures (Note 5)	(5,851)	54,207
Operating loss	(128,750)	(535,121)
Other expense
Interest expense, net	(1,123,322)	(1,146,899)
Total other expense	(1,123,322)	(1,146,899)

Net loss from continuing operations	(1,252,072)	(1,682,020)

Discontinued operations
Loss on operations of rental property	(62,736)	(68,983)
Loss on early extinguishment of debt	(879,583)	—
Gain on sale of joint venture interest	1,006,359	—
Gain (loss) from discontinued operations	64,040	(68,983)

Net loss	(1,188,032)	(1,751,003)
Net loss attributable to noncontrolling interest	(141,286)	(524,871)
Net loss attributable to common shareholders	$(1,046,746)	$(1,226,132)

Loss per common share - continuing operations(1)
Basic Loss Per Common Share	$(1.05)	$(1.16)
Diluted Loss Per Common Share	$(1.05)	$(1.16)

Income (Loss) per common share – discontinued operations(1)
Basic Income (Loss) Per Common Share	$0.06	$(0.07)
Diluted Income (Loss) Per Common Share	$0.06	$(0.07)

Weighted Average Basic Common Shares Outstanding(1)	1,060,889	995,154
Weighted Average Diluted Common Shares Outstanding(1)	1,060,889	995,154

 (1) Share and per share amounts have been restated to reflect the effects of two reverse stock splits which occurred during the first quarter of 2014. See Note 1, "Organization and Nature of Business" and Note 9, "Stockholders' Equity" for further discussion.

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Nonvoting Convertible Stock		Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Class B-3 Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Cumulative Distributions	Net Income (Loss) to Common Stockholders'	Noncontrolling Interests	Total Equity
Balance, January 1, 2013	1,000	$10	2,219,432	$22,194	—	$—	—	$—	—	$—	$16,157,954	$(2,001,916)	$(3,140,281)	$32,073,431	$43,111,392
Issuance of restricted stock, net	—	—	9,000	90	—	—	—	—	—	—	88,660	—	—	—	88,750
Issuance of common stock, net	—	—	195,379	1,952	—	—	—	—	—	—	1,504,453	—	—	—	1,506,405
Redemptions of common stock	—	—	(10,000)	(98)	—	—	—	—	—	—	98	—	—	—	—
Transfers to redeemable common stock	—	—	—	—	—	—	—	—	—	—	(441,269)	—	—	—	(441,269)
Transfers from redeemable common stock	—	—	—	—	—	—	—	—	—	—	738,550	—	—	—	738,550
Gain on partial sale of controlling interest	—	—	—	—	—	—	—	—	—	—	3,699,267	—	—	—	3,699,267
Distributions declared	—	—	—	—	—	—	—	—	—	—	—	(1,657,270)	—	—	(1,657,270)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,153,982)	(1,153,982)
Noncontrolling interest upon acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	4,603,929	4,603,929
Net Loss	—	—	—	—	—	—	—	—	—	—	—	—	(2,971,001)	(1,442,552)	(4,413,553)
Balance at December 31, 2013	1,000	10	2,413,811	24,138	—	—	—	—	—	—	21,747,713	(3,659,186)	(6,111,282)	34,080,826	46,082,219
Reverse stock-split effect (Note 9)	—	—	(2,413,811)	(24,138)	353,630	3,536	353,630	3,536	353,629	3,536	13,530	—	—	—	—
Issuance of common stock for compensation	—	—	—	—	—	—	—	—	—	—	13,750	—	—	—	13,750
Issuance of convertible stock, net	(1,000)	(10)	—	—	—	—	—	—	—	—	10	—	—	—	—
Distributions declared	—	—	—	—	—	—	—	—	—	—	—	(273,028)	—	—	(273,028)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,955,782)	(3,955,782)
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	(1,046,746)	(141,286)	(1,188,032)
Balance at March 31, 2014 (unaudited)	—	$—	—	$—	353,630	$3,536	353,630	$3,536	353,629	$3,536	$21,775,003	$(3,932,214)	$(7,158,028)	$29,983,758	$40,679,127

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,188,032)	$(1,751,003)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,291,606	1,879,551
Amortization of fair value adjustment	(119,950)	(365,181)
Equity loss (income) of unconsolidated joint ventures	5,851	(33,250)
Gain on sale of joint venture interests	(1,006,359)	—
Distributions from unconsolidated real estate joint ventures	31,894	124,879
Share-based compensation attributable to directors' stock compensation plan	13,750	18,750
Changes in operating assets and liabilities:
Due to affiliates	405,307	(164,218)
Accounts receivable, prepaids and other assets	(1,613,662)	58,052
Accounts payable and other accrued liabilities	1,000,043	322,306
Net cash (used in) provided by operating activities	(1,179,552)	89,886
Cash flows from investing activities:
Restricted cash	220,164	19,796
Additions to consolidated real estate investments	(3,479,973)	(2,950,361)
Proceeds from sale of joint venture interests	4,985,424	—
Net cash provided by (used in) investing activities	1,725,615	(2,930,565)
Cash flows from financing activities:
Distributions on common stock	(416,491)	(236,739)
Distributions to noncontrolling interests	(3,955,784)	(179,848)
Noncontrolling equity interest additions to consolidated real estate investments	—	816,340
Borrowings (repayments) on mortgages payable	3,974,609	123,941
Borrowings from line of credit	—	1,191,973
Deferred financing fees	—	15,464
Issuance of common stock, net	—	626,975
Payments to redeem common stock	—	(23,125)
Net cash (used in) provided by financing activities	(397,666)	2,334,981
Net increase (decrease) in cash and cash equivalents	148,397	(505,698)
Cash and cash equivalents at beginning of period	2,983,785	2,789,163
Cash and cash equivalents at end of period	$3,132,182	$2,283,465
Supplemental Disclosure of Cash Flow Information – Cash Interest Paid	$186,688	$241,407

Supplemental Disclosure of Noncash Transactions:
Distributions payable	$—	$137,780
Redemptions payable	$—	$100,000
Accrued offering costs	$1,391,634	$663,188
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan including none and $54,353 declared but not yet reinvested at March 31, 2014 and 2013, respectively	$—	$153,226
Receivable for common stock issuances pursuant to the distribution reinvestment plan	$—	$(54,353)
See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business

Bluerock Residential Growth REIT, Inc., or the Company, was incorporated as a Maryland corporation on July 25, 2008. The Company’s objective is to maximize long-term stockholder value by acquiring well-located institutional-quality apartment properties in demographically attractive growth markets across the United States. The Company seeks to maximize returns through investments where it believes it can drive substantial growth in its funds from operations and net asset value through one or more of its Core-Plus, Value-Add, Opportunistic and Invest-to-Own investment strategies.

The Company conducts its operations through Bluerock Residential Holdings, L.P., its operating partnership, or Operating Partnership, of which the Company is the sole general partner. The consolidated financial statements include the accounts of the Company and the Operating Partnership. The use of the words "we", "us" or "our" refers to Bluerock Residential Growth REIT, Inc. and the Operating Partnership, except where the context otherwise requires. Bluerock Real Estate L.L.C. or Bluerock, is our sponsor.

The Company raised capital in a continuous registered offering, carried out in a manner consistent with offerings of non-listed REITs, from its inception until September 9, 2013, when it terminated the offering in connection with the Board of Directors’ consideration of strategic alternatives to maximize value to its stockholders. Through September 9, 2013, the Company had raised an aggregate of $22.6 million in gross proceeds through its continuous registered offering, including its distribution reinvestment plan.

The Company subsequently determined to register shares of newly authorized Class A common stock that were to be offered in a firmly underwritten public offering by filing a registration statement on Form S-11 (File No. 333-192610) with the U.S. Securities and Exchange Commission, or the SEC, on November 27, 2013. On March 28, 2014, the SEC declared the registration statement effective and we announced the pricing of our public offering of 3,448,276 shares of Class A common stock at a public offering price of $14.50 per share for total gross proceeds of $50.0 million. The net proceeds of the offering are estimated to be approximately $44.4 million after deducting underwriting discounts and commissions and estimated offering proceeds.

In connection with our firmly underwritten public offering, shares of our Class A common stock were listed on the NYSE MKT for trading under the symbol “BRG.” Pursuant to the second articles of amendment and restatement to our charter filed on March 26, 2014, or Second Charter Amendment, each share of our common stock outstanding immediately prior to the listing, including shares sold in our continuous registered offering, was changed into one-third of a share of each of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock. Following the filing of the Second Charter Amendment, we effected a 2.264881-to-1 reverse stock split of our outstanding shares of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock, and on March 31, 2014, we effected an additional 1.0045878-to-1 reverse stock split of our outstanding shares of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock.

As of March 31, 2014, the Company was externally managed by Bluerock Multifamily Advisor, LLC, an affiliate of Bluerock, or the Former Advisor, pursuant to an advisory agreement, or the Advisory Agreement. In connection with the completion of the firmly underwritten public offering on April 2, 2014, we engaged BRG Manager, LLC, also an affiliate of Bluerock, or the Manager, to provide external management services to us under a new management agreement, or the Management Agreement, and terminated the Advisory Agreement with the Former Advisor.

As of March 31, 2014, the Company's portfolio consisted of interests in five properties (four operating properties and one development property), all acquired through joint ventures, located primarily in the Southeastern United States. These five properties are comprised of an aggregate of 1,326 units, including a 266-unit development property that began delivering units for move-ins in November 2013. Following completion of the firmly underwritten public offering on April 2, 2014 and in connection with certain contribution transactions, we acquired interests in four additional properties and an additional interest in an existing property, such that we owned an interest in a portfolio of nine apartment properties comprised of an aggregate of 2,620 units. As of March 31, 2014, these properties, exclusive of our development property, were approximately 94% occupied.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which our subsidiary and operating partnership, Bluerock Residential Holdings, L.P., a Delaware limited partnership, or its wholly owned subsidiaries, owns substantially all of the property interests acquired on its behalf.

Because the Company is the sole general partner of its operating partnership and has unilateral control over its management and major operating decisions, the accounts of our operating partnership are consolidated in its consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.  The Company will consider future majority owned and controlled joint ventures for consolidation in accordance with the provisions required by the Topic 810 Consolidation of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Certain amounts in prior year presentations have been reclassified to conform with the current period presentation.  Balances and amounts associated with the Company's Enders Place at Baldwin Park property, which was classified as held for sale at December 31, 2013 in the consolidated balance sheet for that period have been reclassified to continuing operations, as the Company no longer has the intent to sell the property, in order to conform with current year presentation. Amounts associated with The Reserve at Creekside Village, a 192-unit garden-style apartment community located in Chattanooga, Tennessee, or the Creekside property, which was sold on March 28, 2014, for the statements of operations for the three months ended March 31, 2013 have been reclassified to discontinued operations to conform with current year presentation.  See Note 3, “Real Estate Assets Held for Sale, Discontinued Operations and Sale of Joint Venture Equity Interests” for further explanation.  These reclassifications had no effect on previously reported results of operations.

Interim Financial Information

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting, and the instructions to Form 10-Q and Article 10-1 of Regulation S-X.  Accordingly, the financial statements for interim reporting do not include all of the information and notes or disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for interim periods should not be considered indicative of the operating results for a full year.

The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  For further information refer to the financial statements and notes thereto included in our audited consolidated financial statements for the year ended December 31, 2013 contained in the Annual Report on Form 10-K as filed with the SEC.

Summary of Significant Accounting Policies

There have been no significant changes to the Company’s accounting policies since it filed its audited financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Real Estate Assets Held for Sale, Discontinued Operations and Sale of Joint Venture Equity Interests

Real Estate Assets Held for Sale and Discontinued Operations

ASC Topic 360-10, Property, Plant and Equipment - Overall, requires a long-lived asset to be classified as “held for sale” in the period in which certain criteria are met. The Company classifies real estate assets as held for sale after the following conditions have been satisfied: (1) management, having the appropriate authority, commits to a plan to sell the asset, (2) the initiation of an active program to sell the asset, and (3) the asset is available for immediate sale and it is probable that the sale of the asset will be completed within one year.

The Company periodically classifies real estate assets as held for sale, and these assets and their liabilities are stated separately on the accompanying consolidated balance sheets. The Creekside property was classified as held for sale as of March 28, 2014, on which date the special purpose entity in which the Company holds a 24.706% indirect equity interest sold the Creekside property, as discussed below. As of March 31, 2014, the remaining assets and liabilities were classified as discontinued operations. Balances and amounts associated with the Enders Place at Baldwin Park property, which was classified as held for sale at December 31, 2013 in the consolidated balance sheet for that period have been reclassified to continuing operations, as the Company no longer has the intent to sell the property, in order to conform with current year presentation.

The real estate assets and liabilities related to discontinued operations, representative of the Creekside property, as of March 31, 2014, were as follows:

Assets Related to Discontinued Operations
March 31, 2014
Other assets	$338,051
Assets related to discontinued operations	$338,051

Liabilities Related to Discontinued Operations
March 31, 2014
Property indebtedness	$677,048
Liabilities related to discontinued operations	$677,048

The following is a summary of results of operations of the Creekside property classified as discontinued operations at March 31, 2014, for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
Total revenues	$508,334	$516,076
Expenses
Property operating expenses	(115,545)	(159,495)
Management fees	(19,604)	(20,988)
Depreciation and amortization	(183,636)	(163,675)
Asset management and oversight fees to affiliates	(8,040)	(8,308)
Real estate taxes and insurance	(95,349)	(89,451)
Equity in operating earnings of unconsolidated joint ventures	—	(20,957)
Operating (Loss) Earnings	$86,160	$53,202
Gain on sale of joint venture interest	1,006,359	—
Loss on early extinguishment of debt	(879,583)	—
Interest expense, net	(148,896)	(122,185)
Gain (loss) from discontinued operations	$64,040	$(68,983)

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale of Joint Venture Equity Interests

On March 28, 2014, BR Creekside, LLC, a special-purpose entity in which the Company holds a 24.706% indirect equity interest sold the Creekside property to SIR Creekside, LLC, which is an unaffiliated third party for $18,875,000, subject to certain prorations and adjustments typical in such real estate transaction. After deduction for payment of the existing mortgage indebtedness encumbering the Creekside property in the approximate amount of $13.5 million and payment of closing costs and fees, excluding disposition fees of approximately $69,946 deferred by the Former Advisor, the sale of the Creekside property generated net proceeds to the Company of approximately $1.2 million based on its proportionate ownership in the Creekside property.

Note 4 – Consolidated Investments

As of March 31, 2014, the major components of our consolidated real estate properties, Springhouse at Newport News, Enders Place at Baldwin Park, a mid-rise community in development known as 23Hundred @ Berry Hill located in Nashville, Tennessee, or the Berry Hill property, and MDA Apartments, were as follows:

Property	Land	Building and Improvements	Construction in Progress	Furniture, Fixtures and Equipment	Totals
Springhouse	$6,500,000	$27,696,588	$—	$1,120,121	$35,316,709
Enders	4,750,000	19,262,413	—	1,014,387	25,026,800
Berry Hill	5,000,000	9,834,664	14,200,628	708,751	29,744,043
MDA	9,500,000	51,543,300	—	630,620	61,673,920
	$25,750,000	$108,336,965	$14,200,628	$3,473,879	$151,761,472
Less: Accumulated Depreciation	—	(4,830,563)	—	(720,962)	(5,551,525)
Totals	$25,750,000	$103,506,402	$14,200,628	$2,752,917	$146,209,947

Depreciation expense was $1,219,223 and $1,063,767 for the three months ended March 31, 2014 and 2013, respectively.

Costs of intangibles related to our consolidated investments in real estate consist of the value of in-place leases and deferred financing costs.  In-place leases are amortized over the remaining term of the in-place leases, approximately a six-month term, and deferred financing costs are amortized over the life of the related loan.  Amortization expense related to our in-place leases and deferred financing costs was $72,383 and $815,784 for the three months ended March 31, 2014 and 2013, respectively.

Note 5 – Equity Method Investments

Following is a summary of the Company’s ownership interests, for investments we report under the equity method of accounting, representative of The Estates at Perimeter/Augusta, located in Augusta, Georgia, or The Estates at Perimeter/Augusta property, at March 31, 2014 and December 31, 2013.

Property	Joint Venture Interest	Managing Member LLC Interest	Indirect Equity Interest in Property
The Estates at Perimeter/Augusta	50.00%	50.00%	25.00%

The carrying amount of the Company’s investments in our Augusta unconsolidated joint venture was $1,175,110 and $1,212,456 as of March 31, 2014 and December 31, 2013 respectively.  Summary unaudited financial information for The Estates at Perimeter/Augusta Balance Sheet as of March 31, 2014 and December 31, 2013 and Operating Statement for the three months ended March 31, 2014 and 2013, is as follows:

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2014	December 31, 2013
Balance Sheet:
Real estate, net of depreciation	$22,020,088	$22,188,399
Other assets	413,943	394,866
Total assets	$22,434,031	$22,583,265

Mortgage payable	$17,522,349	$17,600,839
Other liabilities	236,755	139,465
Total liabilities	$17,759,104	$17,740,304
Stockholders’ equity	4,674,927	4,842,961
Total liabilities and stockholders’ equity	$22,434,031	$22,583,265

	Three Months Ended March 31,
	2014	2013
Operating Statement:
Rental revenues	$633,767	$650,909
Operating expenses	(264,203)	(190,299)
Income before debt service, acquisition costs, and depreciation and amortization	369,564	460,610
Mortgage interest	(186,255)	(189,416)
Depreciation and amortization	(199,771)	(196,669)
Net (loss) income	(16,462)	74,525
Net income (loss) attributable to JV partners	11,330	(58,093)
	(5,132)	16,432
Amortization of deferred financing costs paid on behalf of joint ventures	(321)	(321)

Equity in (loss) earnings of unconsolidated joint ventures	$(5,453)	$16,111

Note 6 – Line of Credit

At both March 31, 2014 and December 31, 2013, the outstanding balance on the Company's working capital line of credit, provided by Fund II and Fund III, both of which are affiliates of Bluerock, or the Fund LOC, was $7,571,223.  On April 2, 2014, the Fund LOC was paid in full with the proceeds of our firmly underwritten public offering and extinguished.

Note 7 – Fair Value of Financial Instruments

As of March 31, 2014 and December 31, 2013, the Company believes the carrying values of cash and cash equivalents and receivables and payables from affiliates, accounts payable, accrued liabilities, distribution payable and notes payable approximate their fair values based on their highly-liquid nature and/or short-term maturities, including prepayment options.  As of March 31, 2014, the carrying value and approximate fair value of the mortgage payables, as presented on the balance sheet, were $100.3 million and $100.2 million respectively.  The fair value of mortgage payables is estimated based on the Company’s current interest rates (Level 3 inputs) for similar types of borrowing arrangements.

Note 8 – Related Party Transactions

In connection with the Company’s investments in the Enders Place at Baldwin Park, the Berry Hill and MDA Apartments properties, it entered into the Fund LOC with Fund II and Fund III. Cash payments by the Company on the Fund LOC for the three months ended March 31, 2014 were $186,688, including interest.  At March 31, 2014, the outstanding balance on the Fund LOC was $7,571,223. On April 2, 2014, the Fund LOC was paid in full with the proceeds of our firmly underwritten public offering and extinguished.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with the initial closing of our firmly underwritten public offering, we entered into a new management agreement, or Management Agreement, with BRG Manager, LLC, an affiliate of Bluerock, or the Manager, on April 2, 2014. Concurrently with entering into the Management Agreement, we terminated our Advisory Agreement, with the Former Advisor. The disclosure below describes the terms and conditions of the Advisory Agreement, which were effective for the reported periods. For a description of the terms and conditions of the Management Agreement, see Note 12, "Subsequent Events" below.

Prior to the entry by the Company into the Management Agreement upon the completion of our firmly underwritten public offering and the concurrent termination of the Advisory Agreement, the Former Advisor performed its duties and responsibilities as the Company’s fiduciary under the Advisory Agreement. The Advisory Agreement had a one-year term expiring October 14, 2014, and was renewable for an unlimited number of successive one-year periods upon the mutual consent of the Company and its Advisor. The Former Advisor conducted the Company’s operations and managed its portfolio of real estate investments under the terms of the Advisory Agreement.  Certain of the Company’s affiliates will receive fees and compensation in connection with the acquisition, management and sale of its real estate investments.

The Former Advisor was entitled to receive a monthly asset management fee for the services it provides pursuant to the Advisory Agreement. On September 26, 2012, the Company amended the Advisory Agreement to reduce the monthly asset management fee from one-twelfth of 1.0% of the higher of the cost or the value of each asset to one-twelfth of 0.65% of the higher of the cost or the value of each asset, where (A) cost equals the amount actually paid, excluding acquisition fees and expenses, to purchase each asset it acquires, including any debt attributable to the asset (including any debt encumbering the asset after acquisition), provided that, with respect to any properties the Company develops, constructs or improves, cost will include the amount expended by the Company for the development, construction or improvement, and (B) the value of an asset is the value established by the most recent independent valuation report, if available, without reduction for depreciation, bad debts or other non-cash reserves.  The asset management fee was based only on the portion of the cost or value attributable to our investment in an asset if the Company did not own all of an asset.

Pursuant to the Advisory Agreement, the Former Advisor was entitled to receive an acquisition fee for its services in connection with the investigation, selection, sourcing, due diligence and acquisition of a property or investment.  On September 26, 2012, the Company amended its Advisory Agreement to increase the acquisition fee from 1.75% to 2.50% of the purchase price. The purchase price of a property or investment was equal to the amount paid or allocated to the purchase, development, construction or improvement of a property, inclusive of expenses related thereto, and the amount of debt associated with such real property or investment. The purchase price allocable for joint venture investments was equal to the product of (1) the purchase price of the underlying property and (2) the Company’s ownership percentage in the joint venture. Total acquisition and disposition fees of $819,060 and $77,556 were incurred during the three months ended March 31, 2014 and March 31, 2013, respectively, of which $69,946 and $77,556 were for the Former Advisor for the three months ended March 31, 2014 and 2013, respectively.

The Former Advisor was also entitled to receive a financing fee for any loan or line of credit, made available to the Company. The Former Advisor was entitled to re-allow some or all of this fee to reimburse third parties with whom it subcontracted to procure such financing for the Company. On October 21, 2013, the Company amended its Advisory Agreement to decrease the financing fee from 1.0% to 0.25% of any loan made to the Company. In addition, to the extent the Former Advisor provided a substantial amount of services in connection with the disposition of one or more of our properties or investments (except for securities traded on a national securities exchange), the Former Advisor would receive fees equal to the lesser of (A) 1.5% of the sales price of each property or other investment sold or (B) 50% of the selling commission that would have been paid to a third-party broker in connection with such a disposition. In no event were disposition fees paid to the Former Advisor or its affiliates and unaffiliated third parties to exceed in the aggregate 6% of the contract sales price. On October 21, 2013, the Company amended its Advisory Agreement to change the disposition fee to only 1.5% of the sales price of each property or other investment sold, such that the disposition fee was no longer determined based on selling commissions payable to third-party sales brokers.

In addition to the fees payable to the Former Advisor, the Company reimbursed the Former Advisor for all reasonable expenses incurred in connection with services provided to the Company, subject to the limitation that it would not reimburse any amount that would cause the Company’s total operating expenses at the end of the four preceding fiscal quarters to exceed the greater of 2% of our average invested assets or 25% of its net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period.  Notwithstanding the above, the Company was permitted to reimburse amounts in excess of the limitation if a majority of its independent directors determined such excess amount was justified based on unusual and non-recurring factors. If such excess expenses were not approved by a majority of the Company’s independent directors, the Former Advisor was required to reimburse us at the end of the four fiscal quarters the amount by which the aggregate expenses during the period paid or incurred by us exceeded the limitations provided above.  The Company was not permitted to reimburse the Former Advisor for personnel costs in connection with services for which the Former Advisor received acquisition, asset management or disposition fees.  Due to the limitation discussed above and because operating expenses incurred directly by the Company exceeded the 2% threshold, the

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors, including all of its independent directors, reviewed the total operating expenses for the four fiscal quarters ended December 31, 2013 and the Company’s total operating expenses for the four fiscal quarters ended March 31, 2014 and unanimously determined the excess amounts to be justified because of the costs of operating a public company in its early stage of operation and the Company’s initial difficulties with raising capital, which are expected to be non-recurring.  As the Board of Directors has previously approved such expenses, all operating expenses for the year ended 2013 and the three months ended March 31, 2014 have been expensed as incurred.

The Company issued 1,000 shares of convertible stock, par value $0.01 per share, to the Former Advisor. Pursuant to the Advisory Agreement, upon completion of our firmly underwritten public offering, the convertible stock was convertible to shares of common stock if and when: (A) the Company has made total distributions on the then outstanding shares of its common stock equal to the original issue price of those shares plus an 8% cumulative, non-compounded, annual return on the original issue price of those shares or (B) subject to specified conditions, the Company listed its common stock for trading on a national securities exchange. We listed shares of our Class A common stock on the NYSE MKT on March 28, 2014. At that time, the terms for converting the convertible stock would not be achieved and we amended our charter on March 26, 2014 to remove the convertible stock as an authorized class of our capital stock.

In general, the Company contracts property management services for certain properties directly to non-affiliated third parties, in which event it was to pay the Former Advisor an oversight fee equal to 1% of monthly gross revenues of such properties.

All of the Company’s executive officers and some of its directors are also executive officers, managers and/or holders of a direct or indirect controlling interest in the Former Advisor and other Bluerock-affiliated entities.  As a result, they owe fiduciary duties to each of these entities, their members and limited partners and investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to the Company and its stockholders.

Some of the material conflicts that the Former Advisor or its affiliates face are: 1) the determination of whether an investment opportunity should be recommended to us or another Bluerock-sponsored program or Bluerock-advised investor; 2) the allocation of the time of key executive officers, directors, and other real estate professionals among the Company, other Bluerock-sponsored programs and Bluerock-advised investors, and the activities in which they are involved; 3) the fees received by the Former Advisor and its affiliates in connection with transactions involving the purchase, management and sale of investments regardless of the quality of the asset acquired or the service provided us; and 4) the fees received by the Former Advisor and its affiliates.

During the first quarter of 2014, the Company was reimbursed approximately $508,000 by our Former Advisor for certain organizational and offering costs related to the Company's continuous registered offering on Form S-11 (File No. 333-153135).

Pursuant to the terms of the Advisory Agreement, summarized below are the related party amounts payable to our Former Advisor, as well as other affiliates, as of March 31, 2014 and December 31, 2013.

	March 31, 2014	December 31, 2013
Asset management and oversight fees	$1,090,724	$966,396
Acquisition fees and disposition fees	892,424	801,169
Financing fees	35,670	35,670
Reimbursable operating expenses	—	295,146
Reimbursable offering costs	161,796	193,112
Reimbursable organizational costs	49,931	49,931
Other	23,058	17,748
Total related-party amounts payable	$2,253,603	$2,359,172

As of March 31, 2014 and December 31, 2013, we had $5,743 and $8,960, respectively, in receivables due to us from related parties other than our Former Advisor.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table reconciles the components of basic and diluted net loss per common share:

	Three Months Ended March 31,
	2014	2013
Net loss from continuing operations attributable to common shareholders(3)	$(1,110,786)	$(1,157,149)
Dividends on restricted stock expected to vest(3)	(2,540)	(2,799)
Gain on redemption of common stock(2)	—	1,875
Basic net loss from continuing operations attributable to common shareholders(3)	$(1,113,326)	$(1,158,073)
Basic net income (loss) from discontinued operations attributable to common shareholders(3)	$64,040	$(68,983)

Weighted average common shares outstanding(3)	1,060,889	995,154

Potential dilutive shares(1)	—	—
Weighted average common shares outstanding and potential dilutive shares(3)	1,060,889	995,154

Basic loss from continuing operations per share(3)	$(1.05)	$(1.16)
Basic income (loss) from discontinued operations per share(3)	$0.06	$(0.07)

Diluted loss from continued operations per share(3)	$(1.05)	$(1.16)
Diluted income (loss) from discontinued operations per share(3)	$0.06	$(0.07)

The number of shares and per share amounts for the prior period have been retroactively restated to reflect the two reverse stock splits discussed below.

(1)  Excludes 6,468 and 7,128 shares for the three months ended March 31, 2014 and 2013, respectively, related to non-vested restricted stock, as the effect would be anti-dilutive.  Also excludes any potential dilution related to the 1,000 shares of convertible stock outstanding as of March 31, 2013, as there would be no conversion into common shares.

(2)   Represents the difference between the fair value and carrying amount of the common stock upon redemption.

(3)   For 2014, amounts relate to Class B-1, B-2 and B-3 common shares outstanding. For 2013 amounts relate to common shares outstanding

Common Stock

The Company raised capital in a continuous registered offering, carried out in a manner consistent with offerings of non-listed REITs, from its inception until September 9, 2013, when it terminated the offering in connection with the Board of Directors’ consideration of strategic alternatives to maximize value to its stockholders. Through September 9, 2013, the Company had raised an aggregate of $22.6 million in gross proceeds through its continuous registered offering, including its distribution reinvestment plan.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On January 23, 2014, the Company's stockholders approved the second articles of amendment and restatement to our charter, or Second Charter Amendment, that provided, among other things, for the designation of a new share class of Class A common stock, and for the change of each existing outstanding share of our common stock into:

•1/3 of a share of our Class B-1 common stock; plus
•1/3 of a share of our Class B-2 common stock; plus
•1/3 of a share of our Class B-3 common stock.

This transaction was effective upon filing the Second Charter Amendment with the State Department of Assessments and Taxation of the State of Maryland on March 26, 2014. Immediately following the filing of the Second Charter Amendment, we effectuated a 2.264881 to 1 reverse stock split of our outstanding shares of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock, and on March 31, 2014, we effected an additional 1.0045878 to 1 reverse stock split of our outstanding shares of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock.

We refer to Class B-1 common stock, Class B-2 common stock and Class B-3 common stock collectively as "Class B" common stock. We listed our Class A common stock on the NYSE MKT on March 28, 2014. Our Class B common stock is identical to our Class A common stock, except that (i) we do not intend to list our Class B common stock on a national securities exchange, and (ii) shares of our Class B common stock will convert automatically into shares of Class A common stock at specified times, as follows:

•March 23, 2015, in the case of our Class B-1 common stock;
•September 19, 2015 in the case of our Class B-2 common stock; and
•March 17, 2016, in the case of our Class B-3 common stock.

Share Repurchase Plan and Redeemable Common Stock

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

On August 23, 2013, the Company’s Board of Directors, including all of the Company’s independent directors, voted to terminate the Company’s Distribution Reinvestment Plan, or the (“DRP”).  The termination of the DRP eliminated the source of proceeds for the repurchase of shares under the share repurchase plan and, therefore, the Company’s Board of Directors, including all of the Company’s independent directors, voted to terminate the share repurchase plan, effective as of September 9, 2013.

The aggregate amount of any accrued redemptions and redeemable common stock were reclassified back to additional paid-in capital at that time.

Stock-based Compensation for Independent Directors

The Company’s independent directors received an automatic grant of 5,000 shares of restricted stock on the initial effective date of the continuous registered offering and will receive an automatic grant of 2,500 shares of restricted stock when such directors are reelected at each annual meeting of the Company’s stockholders thereafter. Each person who thereafter is elected or appointed as an independent director will receive an automatic grant of 5,000 shares of restricted stock on the date such person is first elected as an independent director and an automatic grant of 2,500 shares of restricted stock when such director is reelected at each annual meeting of our stockholders thereafter. To the extent allowed by applicable law, the independent directors will not be required to pay any purchase price for these grants of restricted stock. The restricted stock will vest 20% at the time of the grant and 20% on each anniversary thereafter over four years from the date of the grant. All restricted stock may receive distributions, whether vested or unvested. The value of the restricted stock to be granted is not determinable until the date of grant.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s non-vested shares as of March 31, 2014, and changes during the three months ended March 31, 2014, is as follows:

Non Vested shares	Shares(1)	Weighted average grant-date fair value(1)
Balance at January 1, 2014	6,593	$150,000
Granted	—	—
Vested	(659)	(15,000)
Forfeited	—	—
Balance at March 31, 2014	5,934	$135,000

(1) The number of shares and per share amounts for the prior period have been retroactively restated to reflect the two reverse stock splits discussed above. For 2014, amounts relate to Class B-1, B-2 and B-3 common shares outstanding. For 2013, amounts relate to common shares outstanding.

At March 31, 2014, there was $105,000 of total unrecognized compensation cost related to unvested stock options granted under the independent director compensation plan. The original cost is expected to be recognized over a period of four years. The total fair value of shares vested during the three months ended March 31, 2014 was $15,000.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Distributions

On December 27, 2013, the Company's Board of Directors authorized and the Company declared distributions on its common stock, for the month of January 2014 at a rate of $0.05945211 per share to stockholders of record at the close of business on January 31, 2014. Distributions payable to each stockholder of record were paid in cash on February 3, 2014.

On March 13, 2014, the Company's Board of Directors authorized and the Company declared distributions on its common stock, for the month of February 2014, at a rate of $0.05369868 per share for stockholders of record at the end of business on February 28, 2014. Distributions payable to each stockholder of record were paid in cash on or before the 15th day of the following month.

Distributions for the three months ended March 31, 2014 were as follows:

	Distributions
2014	Declared	Paid
First Quarter	$273,028	$416,491

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

Note 11 – Economic Dependency

As of March 31, 2014, the Company was externally managed by the Former Advisor pursuant to the Advisory Agreement. In connection with the completion of the Company's firmly underwritten public offering on April 2, 2014, we engaged BRG Manager, LLC, also an affiliate of Bluerock, or the Manager, to provide external management services to us under a new management agreement, or the Management Agreement, and terminated the Advisory Agreement with the Former Advisor. Prior to the termination of the Advisory Agreement, the Company was dependent on the Former Advisor, and now the Company is dependent on the Manager, for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of its real estate portfolio; and other general and administrative responsibilities. In the event that the Manager or its affiliates are unable to provide the respective services, the Company will be required to obtain such services from other sources.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Subsequent Events

The Company has performed an evaluation of subsequent events through the date the Company’s consolidated financial statements were issued.  No material subsequent events, other than the items disclosed below, have occurred that required recognition or disclosure in these financial statements.

Initial Firmly Underwritten Public Offering

On April 2, 2014, the Company closed its initial firmly underwritten public offering, or IPO, of 3,448,276 shares of its Class A common stock, par value $0.01 per share, or the IPO Shares. The public offering price of the shares sold was $14.50 per share. The total gross proceeds to the Company were $50.0 million. The net proceeds of the offering are estimated to be approximately $44.4 million after deducting underwriting discounts and commissions and estimated offering proceeds. The IPO Shares were registered with the SEC, pursuant to a registration statement on Form S-11 (File No. 333-192610), as the same may be amended and/or supplemented, or the Registration Statement, under the Securities Act of 1933.

Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P.

On April 2, 2014, concurrently with the completion of the IPO, the Company entered into the Second Amended and Restated Agreement of Limited Partnership, or the Partnership Agreement Amendment, of its operating partnership, Bluerock Residential Holdings, L.P., or the Operating Partnership. Pursuant to the Partnership Agreement Amendment, the Company is the sole general partner of the Operating Partnership and may not be removed as general partner by the limited partners with or without cause. The limited partners of the Operating Partnership, which are also parties to the Partnership Agreement Amendment, are Bluerock REIT Holdings, LLC, BRG Manager, LLC, or our Manager, BR-NPT Springing Entity, LLC, or NPT, Bluerock Property Management, LLC, or BPM, and the Company’s former advisor, Bluerock Multifamily Advisor, LLC, or our Former Advisor, all of which are affiliates of the Company.

Prior to the completion of the IPO, the Company owned, directly and indirectly, 100% of the limited partnership units in the Operating Partnership. Effective as of the completion of the IPO, limited partners other than the Company now own approximately 9.87% of the Operating Partnership.

The Partnership Agreement Amendment provides, among other things, that the Operating Partnership initially has two classes of limited partnership interests, which are units of limited partnership interest, or OP Units, and the Operating Partnership’s long-term incentive plan units, or LTIP Units. In calculating the percentage interests of the partners of the Operating Partnership, holders of LTIP Units are treated as holders of OP Units and LTIP Units are treated as OP Units. In general, LTIP Units will receive the same per-unit distributions as the OP Units. Initially, each LTIP unit will have a capital account balance of zero and, therefore, will not have full parity with OP Units with respect to liquidating distributions. However, the Partnership Agreement Amendment provides that “book gain,” or economic appreciation, in the Company’s assets realized by the Operating Partnership as a result of the actual sale of all or substantially all of the Operating Partnership’s assets or the revaluation of the Operating Partnership’s assets as provided by applicable U.S. Department of Treasury regulations will be allocated first to the holders of LTIP Units until the capital account per unit of LTIP unit holders is equal to the average capital account per-unit of the Company’s OP Units in the Operating Partnership. We expect that the Operating Partnership will issue OP Units to limited partners, including the Company, in exchange for capital contributions of cash or property, and will issue LTIP Units pursuant to the Company’s 2014 Equity Incentive Plan for Individuals and 2014 Equity Incentive Plan for Entities, or collectively the Incentive Plans, to persons who provide services to the Company, including the Company’s officers, directors and employees.

Pursuant to the Partnership Agreement Amendment, any holders of OP Units other than the Company or its subsidiaries, will receive redemption rights, which, subject to certain restrictions and limitations, will enable them to cause the Operating Partnership to redeem their OP Units in exchange for cash or, at the Company’s option, shares of the Company’s Class A common stock. The Company has agreed to file, not earlier than one year after the closing of the IPO, one or more registration statements registering the issuance or resale of shares of its Class A common stock issuable upon redemption of the OP Units issued upon conversion of LTIP Units, which include those issued to the Manager and the Former Advisor. Subject to certain exceptions, the Operating Partnership will pay all expenses in connection with the exercise of registration rights under the Partnership Agreement Amendment.

Management Agreement with the Manager

On April 2, 2014, concurrently with the completion of the IPO, the Company also entered into a Management Agreement with the Operating Partnership and the Manager, which is an affiliate of Bluerock, pursuant to which the Manager will provide for the day-to-day management of the Company’s operations. Upon the Company’s entry into the Management Agreement, the Company concurrently terminated its Advisory Agreement with the Former Advisor, as further described below.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the investment guidelines and other policies that are approved and monitored by the Company’s board of directors, or the Board. The Manager’s role as manager will be under the supervision and direction of the Board. Specifically, the Manager will be responsible for (1) the selection, purchase and sale of the Company’s portfolio investments, (2) the Company’s financing activities, and (3) providing the Company with advisory services.

Pursuant to the terms of the Management Agreement, the Manager will provide the Company with a management team, including a chief executive officer, president, chief accounting officer and chief operating officer, along with appropriate support personnel, to provide the management services to be provided by the Manager to the Company. None of the officers or employees of the Manager will be dedicated exclusively to the Company.

We will pay the Manager a base management fee in an amount equal to the sum of: (A) 0.25% of the Company’s stockholders’ existing and contributed equity, per annum, calculated quarterly based on the Company’s stockholders’ existing and contributed equity for the most recently completed calendar quarter and payable in quarterly installments in arrears in cash, and (B) 1.5% of the equity per annum of the Company’s stockholders who purchase shares of the Company’s Class A common stock, calculated quarterly based on their equity for the most recently completed calendar quarter and payable in quarterly installments in arrears. The base management fee is payable independent of the performance of the Company’s investments.

The Company will also pay the Manager an incentive fee with respect to each calendar quarter in arrears. The incentive fee will be an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) the Company’s adjusted funds from operations, or AFFO, for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in the IPO and in future offerings and transactions, multiplied by the weighted average number of all shares of the Company’s Class A common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of Class A common stock, LTIP Units, and other shares of common stock underlying awards granted under the Incentive Plans and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to the IPO, and (B) 8%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless AFFO is greater than zero for the four most recently completed calendar quarters, or the number of completed calendar quarters since the closing date of the IPO, whichever is less. For purposes of calculating the incentive fee during the first 12 months after completion of the IPO, AFFO will be determined by annualizing the applicable period following completion of the IPO. One half of each quarterly installment of the incentive fee will be payable in LTIP Units, calculated pursuant to the formula above. The remainder of the incentive fee will be payable in cash or in LTIP Units, at the election of the Board, in each case calculated pursuant to the formula above.

The Company will also be required to reimburse the Manager for certain expenses and pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement.

The initial term of the Management Agreement expires on the third anniversary of the closing of the IPO and will be automatically renewed for a one-year term on each anniversary date thereafter unless previously terminated in accordance with the terms of the Management Agreement. Following the initial term of the Management Agreement, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance that is materially detrimental to the Company, or (2) the Company’s determination that the fees payable to the Manager are not fair, subject to the Manager’s right to prevent such termination due to unfair fees by accepting a reduction of the fees agreed to by at least two-thirds of the Company’s independent directors. The Company must provide 180 days’ prior notice of any such termination. Unless terminated for cause, as further described in the Management Agreement, the Manager will be paid a termination fee equal to three times the sum of the base management fee and incentive fee earned, in each case, by the Manager during the 12-month period immediately preceding such termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination. The Company may also terminate the Management Agreement at any time, including during the initial term, without the payment of any termination fee, for cause with 30 days’ prior written notice from the Board.

During the initial three-year term of the Management Agreement, the Company may not terminate the Management Agreement except as described above and in the following circumstance: At the earlier of (i) three years following the completion of the IPO, and (ii) the date on which the value of the Company’s stockholders’ equity exceeds $250 million, the Board may, but is not obligated to, internalize the Company’s management. The Manager may terminate the Management Agreement if it becomes required to register as an investment company under the Investment Company Act, with such termination deemed to occur immediately before such event, in which case the Company would not be required to pay a termination fee. In addition, if the Company defaults in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

notice to the Company, the Manager may terminate the Management Agreement upon 60 days’ written notice. If the Management Agreement is terminated by the Manager upon a breach by the Company, the Company is required to pay the Manager the termination fee described above.

Grant of LTIP Units to Manager

On April 2, 2014, concurrently with the completion of the IPO, the Company granted to the Manager 179,562 LTIP Units, which will vest ratably on an annual basis over a three-year period which commences on April 30, 2014. Once vested, these awards of LTIP Units may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Company, and may then be settled in shares of the Company’s Class A common stock. As a recipient of these initial awards of LTIP Units, the Manager will be entitled to receive “distribution equivalents” with respect to such LTIP Units, whether or not vested, at the same time as distributions are paid to the holders of the Company’s Class A common stock.

Investment Allocation Agreement with Bluerock and the Manager

On April 2, 2014, concurrently with the completion of the IPO, the Company also entered into an investment allocation agreement, or the Investment Allocation Agreement, with Bluerock, an affiliate of the Company, and the Manager, whereby none of Fund II, Fund III, or NPT (collectively referred to as the Bluerock Funds), all of which are affiliates of Bluerock, nor any of their affiliates, will acquire institutional-quality apartment properties in the Company’s target markets and within the Company’s investment strategies without providing the Company with the right (but not the obligation) to contribute, subject to the Company’s investment guidelines, its availability of capital and maintaining its qualification as a REIT for federal income tax purposes, and the Company and the Bluerock Funds’ exemption from registration under the Investment Company Act, at least 75% of the capital to be funded by such investment vehicles in Class A apartment properties in the Company’s target markets, subject to change if agreed upon by a majority of the Company’s independent directors. To the extent that the Bluerock Funds elect to invest less than the remaining 25% of the investment amount, the Company will have the right to invest an additional percentage of equity equal to the amount not so invested by the Bluerock Funds. To the extent that the Company does not have sufficient capital to contribute at least 75% of the capital required for any such proposed investment, the Investment Allocation Agreement provides for a fair and equitable allocation of investment opportunities among all such vehicles and the Company, in each case taking into account the suitability of each investment opportunity for the particular vehicle and the Company and the capital available for investment by each such vehicle and by the Company. The Investment Allocation Agreement will apply to any fund that is formed by Bluerock at a later date.

Acquisition of North Park Towers

On April 2, 2014, the Company, through BRG North Park Towers, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Operating Partnership, or BRG North Park Towers, acquired all of NPT’s right, title and interest in a 100% fee simple interest in a 313-unit multifamily property located in Southfield, Michigan, or the NPT Property, pursuant to a contribution agreement, or the NPT Contribution Agreement. As consideration for the 100% fee simple interest of NPT in the NPT Property, or the NPT Consideration, the Operating Partnership issued 282,759 OP Units with an approximate value of $4.1 million (net of assumed mortgages) to NPT, which, subsequent to the one-year anniversary after their receipt by NPT, will be redeemable for cash or exchangeable at the Company’s option for shares of the Company’s Class A common stock on a one-for-one basis, subject to certain adjustments. The NPT Consideration was subject to certain prorations and adjustments typical in a real estate transaction and was based on the value of the equity interest of NPT in the NPT Property, which equity valuation was based on an independent third party appraisal of the NPT Property.

As further consideration for the 100% fee simple interest of NPT in the NPT Property, on April 2, 2014, the Company and the Operating Partnership entered into that certain Joinder By and Agreement of New Indemnitor, or NPT Joinder Agreement, with U.S. Bank National Association, as trustee for the benefit of the holders of COMM 2014-CCRE14 Mortgage Trust Commercial Mortgage Pass-Through Certificates, or the NPT Lender, pursuant to which R. Ramin Kamfar, the Company’s Chairman of the Board and Chief Executive Officer, was released from his obligations under that certain Guaranty of Recourse Obligations dated as of December 24, 2013, and that certain Environmental Indemnity Agreement dated as of December 24, 2013, both of which are related to approximately $11.5 million of indebtedness encumbering the NPT Property, and the Company and the Operating Partnership will serve as replacement guarantors and indemnitors.

In conjunction with the consummation of the NPT Contribution Agreement and the purchase and sale of the NPT Property, BPM received a disposition fee of approximately $468,000, which disposition fee was paid in the form of 32,276 OP Units, which OP Units would have otherwise been paid to NPT. Additionally, the Former Advisor received an acquisition fee of approximately $390,000 under the Amended Advisory Agreement, which acquisition fee was paid in the form of 26,897 LTIP Units.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the consummation of the NPT Contribution Agreement, on April 2, 2014, NPT executed and delivered a Pledge Agreement, a Registration Rights Agreement and a Tax Protection Agreement, all as further described below.

Acquisition of Interest in Village Green of Ann Arbor

On April 2, 2014, the Company, through BRG Ann Arbor, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Operating Partnership, or BRG Ann Arbor, acquired all of Fund II’s right, title and interest in and to a 58.6084% limited liability company interest, or the Fund II VG Interest, in BR VG Ann Arbor JV Member, LLC, a Delaware limited liability company, or Ann Arbor JV Member, and all of Fund III’s right, title and interest in and to a 38.6084% limited liability company interest, or the Fund III VG Interest, in Ann Arbor JV Member, which is the owner and holder of a 50% limited liability company interest in Village Green of Ann Arbor Associates, LLC, a Michigan limited liability company, or VG Ann Arbor, which is the fee simple owner of a 520-unit multifamily property located in Ann Arbor, Michigan, or the Village Green Property. The acquisition of the Fund II VG Interest and the Fund III VG Interest, or collectively, the VG Interests, was made pursuant to a contribution agreement, or the VG Contribution Agreement.

As consideration for the Fund II VG Interest, the Company issued 293,042 unregistered shares of its Class A common stock with an approximate value of $4.2 million to Fund II, and as consideration for the Fund III VG Interest, the Company issued 193,042 unregistered shares of its Class A common stock with an approximate value of $2.8 million to Fund III, or collectively, the VG Consideration. The VG Consideration was subject to certain prorations and adjustments typical in a real estate transaction and was based on the value of the indirect equity interest of Fund II and Fund III in the Village Green Property, which indirect equity valuation was based on an independent third party appraisal of the Village Green Property.

As further consideration for the VG Interests, on April 2, 2014, the Company entered into that certain Consent Agreement with Deutsche Bank Trust Company Americas, as Trustee for the Registered Holders of Wells Fargo Commercial Mortgage Securities Inc. Multifamily Mortgage Pass-Through Certificates, Series 2013-K26, or the VG Lender, VG Ann Arbor, Fund II, Fund III, BRG Ann Arbor, the Operating Partnership and Jonathan Holtzman, which Consent Agreement released Fund II and Fund III from their obligations under that certain Guaranty entered into with the VG Lender, related to an approximate $43.2 million loan originally made by KeyCorp Real Estate Capital Markets, Inc., which loan encumbers the Village Green Property.

In conjunction with the consummation of the VG Contribution Agreement and the purchase and sale of the VG Interests, Fund II Manager received a disposition fee of approximately $300,000 under the management agreement for Fund II, which disposition fee was paid in the form of 23,322 unregistered shares of the Company’s Class A common stock, which shares of Class A common stock would otherwise have been issued to Fund II. Further in connection with the VG Contribution Agreement and the purchase and sale of the VG Interests, Fund III Manager received a disposition fee of approximately $200,000 under the management agreement for Fund III, which disposition fee was paid in the form of 11,523 unregistered shares of the Company’s Class A common stock, which shares of Class A common stock would otherwise have been issued to Fund III. Additionally, the Former Advisor received an acquisition fee of approximately $700,000 under the Amended Advisory Agreement, which was paid in the form of 48,357 LTIP Units.

In conjunction with the consummation of the VG Contribution Agreement, on April 2, 2014, Fund II and Fund III each executed and delivered a Pledge Agreement, and Fund II, Fund III, Fund II Manager and Fund III Manager entered into a Registration Rights Agreement, all as further described below.

Acquisition of Interest in Villas at Oak Crest

On April 2, 2014, the Company, through BRG Oak Crest, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Operating Partnership, acquired all of Fund II’s right, title and interest in and to a 93.432% limited liability company interest, or the Oak Crest Interest, in BR Oak Crest Villas, LLC, a Delaware limited liability company, which is the owner and holder of a 71.9% limited liability company interest in Oak Crest Villas JV, LLC, a Delaware limited liability company, which is the owner and holder of 100% of the limited liability company interests in Villas Partners, LLC, a Delaware limited liability company, which is the fee simple owner of a 209-unit multifamily property located in Chattanooga, Tennessee, or the Oak Crest Property. The acquisition of the Oak Crest Interest was made pursuant to a contribution agreement, or the Oak Crest Contribution Agreement.

As consideration for the Oak Crest Interest, the Company issued 200,143 unregistered shares of its Class A common stock, with an approximate value of $2.9 million, to Fund II, or the Oak Crest Consideration. The Oak Crest Consideration was subject to certain prorations and adjustments typical in a real estate transaction and was based on the value of the indirect equity interest of Fund II in the Oak Crest Property, which indirect equity valuation was based on an independent third party appraisal of the Oak Crest Property.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the consummation of the Oak Crest Contribution Agreement and the purchase and sale of the Oak Crest Interest, Fund II Manager received a disposition fee of approximately $200,000 under the management agreement for Fund II, which disposition fee was paid in the form of 15,474 unregistered shares of the Company’s Class A common stock, which shares of Class A common stock would otherwise have been issued to Fund II. Additionally, the Former Advisor received an acquisition fee of approximately $300,000 under the Amended Advisory Agreement, which acquisition fee was paid in the form of 19,343 LTIP Units.

In conjunction with the consummation of the Oak Crest Contribution Agreement, on April 2, 2014, Fund II executed and delivered a Pledge Agreement and entered into a Registration Rights Agreement, all as further described below.

Acquisition of Additional Interest in Springhouse at Newport News

On April 2, 2014, the Company acquired through BEMT Springhouse, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Operating Partnership, all of Bluerock Special Opportunity + Income Fund, LLC's, or Fund I’s, right, title and interest in and to a 49% limited liability company interest, or the Springhouse Interest, in BR Springhouse Managing Member, LLC, a Delaware limited liability company, which is the owner and holder of a 75% limited liability company interest in BR Hawthorne Springhouse JV, LLC, a Delaware limited liability company, which is the sole owner and holder of 100% of the limited liability company interests in BR Springhouse, LLC, a Delaware limited liability company, which is the fee simple owner of a 432-unit multifamily property located in Newport News, Virginia, or the Springhouse Property, in which the Company currently own a 38.25% indirect equity interest. The acquisition of the Springhouse Interest was made pursuant to a contribution agreement, or the Springhouse Contribution Agreement.

The Company purchased the Springhouse Interest from Fund I in exchange for approximately $3.5 million in cash, or the Springhouse Consideration. The Springhouse Consideration was subject to certain prorations and adjustments typical in a real estate transaction and was based on the value of the indirect equity interest of Fund I in the Springhouse Property, which indirect equity valuation was based on an independent third party appraisal of the Springhouse Property.

As further consideration for the Springhouse Interest, on April 2, 2014, the Company entered into that certain Indemnity Agreement with James G. Babb, III and R. Ramin Kamfar, pursuant to which, subject to certain exceptions, the Company agreed to indemnify and hold Mr. Babb and Mr. Kamfar, or collectively, the Guarantors, harmless from and against any loss, claim, liability or cost incurred by the Guarantors, or either of them, pursuant to the terms of those certain Guaranties provided by the Guarantors in conjunction with the indebtedness encumbering the Springhouse Property in the original principal amount of $23.4 million, or the Springhouse Loan, and the terms of that certain Backstop Agreement pursuant to which the Guarantors and other guarantors of the Springhouse Loan agreed to allocate amongst themselves liability which they might incur under the Guaranties or other guaranties provided in conjunction with the Springhouse Loan and to which the other guarantors are a party.

In conjunction with the consummation of the Springhouse Contribution Agreement and the purchase and sale of the Springhouse Interest, Bluerock received a disposition fee of approximately $350,000 under the management agreement for Fund I, which disposition fee was paid in cash and deducted from the Springhouse Consideration paid to Fund I. Additionally, the Former Advisor received an acquisition fee of approximately $300,000 under the Amended Advisory Agreement, which acquisition fee was paid in the form of 20,593 LTIP Units.

In conjunction with the consummation of the Springhouse Contribution Agreement, Fund I executed and delivered a Pledge Agreement, all as further described below.

Acquisition of Interest in Grove at Waterford

On April 2, 2014, the Company, through BRG Waterford, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Operating Partnership, acquired all of Fund I’s right, title and interest in and to a 10% limited liability company interest, or the Fund I Waterford Interest, in BR Waterford JV Member, LLC, a Delaware limited liability company, or Waterford JV Member, and all of Fund II’s right, title and interest in and to a 90% limited liability company interest, or the Fund II Waterford Interest, in Waterford JV Member, which is the owner and holder of a 60% limited liability company interest in Bell BR Waterford Crossing JV, LLC, a Delaware limited liability company, which is the fee simple owner of a 252-unit multifamily property located in Hendersonville, Tennessee, or the Waterford Property. The acquisition of the Fund I Waterford Interest and the Fund II Waterford Interest, or collectively, the Waterford Interests, was made pursuant to a contribution agreement, or the Waterford Contribution Agreement.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As consideration for the Fund I Waterford Interest, the Company paid approximately $600,000 in cash to Fund I, and as consideration for the Fund II Waterford Interest, the Company issued 361,241 unregistered shares of its Class A common stock with an approximate value of $5.2 million to Fund II, collectively, the Waterford Consideration. The Waterford Consideration was subject to certain prorations and adjustments typical in a real estate transaction and was based on the value of the indirect equity interest of Fund I and Fund II in the Waterford Property, which indirect equity valuation was based on an independent third party appraisal of the Waterford Property.

As further consideration for the Waterford Interests, the Company entered into that certain Assumption and Release Agreement, or the Release Agreement, related to approximately $20.1 million of indebtedness encumbering the Waterford Property, which Release Agreement provides for the assumption by the Company of the obligations of Fund I and Fund II under the terms of that certain Guaranty of Non-Recourse Obligations dated April 4, 2012, related to an approximate $20.1 million loan originally made by Walker & Dunlop, LLC, as subsequently assigned to Fannie Mae, which loan encumbers the Waterford Property.

In conjunction with the consummation of the Waterford Contribution Agreement and the purchase and sale of the Waterford Interests, Fund II Manager received a disposition fee of approximately $300,000 under the management agreement for Fund II, which disposition fee was paid in the form of 22,196 unregistered shares of the Company’s Class A common stock, which shares of Class A common stock would otherwise have been issued to Fund II. Further in connection with the Waterford Contribution Agreement and the purchase and sale of the Waterford Interests, Bluerock received a disposition fee of approximately $50,000 under the management agreement for Fund I, which disposition fee was paid in cash and deducted from the amount payable by the Company to Fund I. Additionally, the Former Advisor received an acquisition fee of approximately $450,000 under the Amended Advisory Agreement, which acquisition fee was paid in the form of 30,828 LTIP Units.

In conjunction with the consummation of the Waterford Contribution Agreement, Fund I and Fund II each delivered a Pledge Agreement and entered into a Registration Rights Agreement, all as further described above.

Pledge Agreements with Bluerock Special Opportunity + Income Fund, LLC and the Bluerock Funds

On April 2, 2014, in connection with the completion of the IPO and the consummation of certain additional real estate acquisitions, or the Contribution Transactions, from Fund I, and the Bluerock Funds, the Company entered into pledge agreements with Fund I and the Bluerock Funds, or the Pledge Agreements, which Pledge Agreements provide for limited representations and warranties by Fund I, the Bluerock Funds or their nominees regarding the equity interests and assets being contributed in the Contribution Transactions, and entitle the Company and its affiliates to indemnification for breaches of those representations and warranties by Fund I or the Bluerock Funds or their nominees, as applicable, as well as for any losses that the Company may incur related to its ownership of such contributed assets arising prior to the consummation of the Contribution Transactions or the failure of Fund I or the Bluerock Funds, as applicable, to perform under their respective contribution agreements for a one-year period after the closing of the Contribution Transactions.

As credit support for such potential indemnification claims, each of Fund I and the Bluerock Funds have given a lien and security interest to the Company in their shares of Class A common stock of the Company or OP Units, as applicable, having an aggregate value equal to 10% of the total consideration paid by the Company in the Contribution Transactions, based on the price per share of Class A common stock in the IPO for those Pledge Agreements which involve the pledging of shares of Class A common stock of the Company. The pledged collateral will be released on the six-month anniversary of the closing of the IPO to the extent that claims have not been made against the outstanding collateral, after which the Company will require minimum net worth guarantees from each of Fund I and the Bluerock Funds for an additional six months. If any claim for indemnification is made within the initial six-month period, all or a portion of the pledged collateral will be held until resolution of such claim, at which time any amounts not used to satisfy such claim will be returned to Fund I or the Bluerock Funds, as applicable.

Registration Rights Agreement with Fund II, Fund III, BR Fund II Manager, LLC and BR Fund III Manager, LLC

In connection with the completion of the IPO, on April 2, 2014, the Company also entered into a registration rights agreement, or the Fund Registration Rights Agreement, with Fund II and Fund III and their respective managers, BR SOIF II Manager, LLC, or Fund II Manager, and BR SOIF III Manager, LLC, or Fund III Manager, pursuant to which, subject to certain limitations set forth therein, (1) commencing six months after the date of the IPO and upon the one-time demand of such entities, the Company is obligated to file a registration statement for the resale of up to 50%, but not less than 20%, of the shares of Class A common stock held by Fund II, Fund III, Fund II Manager and Fund III Manager as a result of the Contribution Transactions, and (2) commencing not later than nine months after the date of the IPO, the Company is obligated to file a registration statement for the resale of any remaining shares held by Fund II, Fund III, Fund II Manager and Fund III Manager. Additionally, beginning six months after the date of the IPO and only in the event that a registration statement with respect to such securities is not on file and effective, Fund II, Fund III, Fund II Manager and Fund III Manager will also have piggyback registration rights to participate as

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

selling stockholders in any follow-on public offering of at least $30.0 million, subject to customary underwriter cutbacks and conditions. The Company will pay all of the expenses relating to such securities registrations.

Registration Rights Agreement with NPT and BPM

In connection with the completion of the IPO, on April 2, 2014, the Company also entered into a registration rights agreement, or the NPT Registration Rights Agreement, with NPT and BPM, which is the property manager of the NPT Property, pursuant to which, subject to certain limitations set forth therein, commencing not later than one year after the date of the IPO, the Company is obligated to file a registration statement for the resale of its Class A common stock into which the OP Units held by NPT and BPM as a result of the Contribution Transactions are redeemable. Additionally, NPT and BPM will also have piggyback registration rights to participate as a selling stockholder in any follow-on public offering of at least $30.0 million, subject to customary underwriters’ cutbacks and conditions, if the Company fails to file or maintain the effectiveness of the registration statement. The Company will pay all of the expenses relating to such securities registrations.

Tax Protection Agreement with NPT

In connection with the completion of the IPO, on April 2, 2014, the Operating Partnership and the Company also entered into a tax protection agreement with NPT, or the Tax Protection Agreement, pursuant to which the Operating Partnership agreed to indemnify NPT against adverse tax consequences to certain members of NPT until the sixth anniversary of the closing date of the contribution of the NPT Property to the Operating Partnership in connection with the Operating Partnership’s failure to provide NPT the opportunity, to the extent necessary to achieve an allocation of at least $4.1 million of the Operating Partnership’s liabilities to NPT for federal income tax purposes, to guarantee a portion of the outstanding indebtedness of the Operating Partnership during such period, or following such period, the Operating Partnership’s failure to use commercially reasonable efforts to provide such opportunity; provided that, subject to certain exceptions and limitations, the indemnification rights described above will terminate for NPT if it sells, exchanges or otherwise disposes of more than 50% of its OP Units (other than to the then-current owners of NPT). As of April 2, 2014, it was determined that no guarantee was necessary to achieve the allocation described above. However, the Operating Partnership will be obligated to provide the opportunity to make a guarantee, as described above, should the need arise during the remaining term of the Tax Protection Agreement. The estimated amount of indebtedness the Operating Partnership would be required to maintain for this purpose will not exceed $20 million.

Amendment and Termination of Third Amended and Restated Advisory Agreement

On March 26, 2014, the Board, including its independent directors, approved the amendment of the Third Amended and Restated Advisory Agreement dated February 27, 2013, as amended by that certain First Amendment to Third Amended and Restated Advisory Agreement dated October 14, 2013, collectively, the Advisory Agreement, by and among the Company, the Former Advisor and the Operating Partnership. Pursuant to the Advisory Agreement, the Former Advisor is entitled to receive certain acquisition fees in connection with the closing of the Contribution Transactions, or the Acquisition Fees.

The Company, the Former Advisor and the Operating Partnership entered into a Second Amendment to Third Amended and Restated Advisory Agreement, effective March 26, 2014, or the Second Amendment, pursuant to which, in lieu of cash payment, the Acquisition Fees are to be paid to the Former Advisor in the form of LTIP Units in the Operating Partnership. The Board, including its independent directors, authorized and approved the entry by the Company into the Second Amendment and found the terms of the Second Amendment to be fair, competitive and commercially reasonable and no less favorable to the Company than similar agreements between unaffiliated parties under the same circumstances. Except as amended by the Second Amendment, the terms of the Advisory Agreement were identical to those of the Advisory Agreement that was previously in effect.

Pursuant to its terms, the Advisory Agreement, as amended by the Second Amendment, or the Amended Advisory Agreement, automatically terminated on April 2, 2014 upon the completion of the IPO.

Indemnification Agreements with Each of the Company’s Directors and Executive Officers

On April 2, 2014, the Company entered into an indemnification agreement, or each, an Indemnification Agreement, with each of its current directors and executive officers, or collectively, the Indemnitees. The Indemnification Agreements clarify and supplement indemnification provisions already contained in the Company’s Second Articles of Amendment and Restatement, as subsequently amended, or the Charter, and Second Amended and Restated Bylaws, or the Bylaws, and generally provide that the Company shall indemnify its directors and executive officers to the maximum extent permitted by the Charter, the Bylaws and Maryland law, subject to certain exceptions, against judgments, penalties, fines, settlements and reasonable expenses actually incurred by them in connection with their service as a director or executive officer and also provide for rights to advancement of expenses and contribution.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effectiveness of Appointment of Director and Chairman of Investment Committee

Upon the closing of the IPO on April 2, 2014, the appointment of Gary T. Kachadurian as a member of the Board and as chairman of the investment committee of the Board, or the Investment Committee, became effective. Simultaneously, the resignation of James G. Babb, III as a director of the Company and as chairman of the Investment Committee became effective. The resignation of Mr. Babb as a director of the Company and as the chairman of the Investment Committee, and the appointment of Mr. Kachadurian as a director and as the new chairman of the Investment Committee were previously disclosed in that certain Current Report on Form 8-K filed with the SEC on December 3, 2013. Mr. Babb shall serve as Chief Investment Officer of the Manager and Chairman of its investment committee.

Mr. Kachadurian has over 30 years of real estate experience primarily investing in and developing apartment properties on behalf of institutional investors. Since 2007, Mr. Kachadurian has served as Chairman of Apartment Realty Advisors, the nation’s largest privately owned multihousing investment advisory company. From 1990 to 2005, Mr. Kachadurian served in various senior roles at Deutsche Bank Real Estate/RREEF, a leading pension fund advisor, including as a member of RREEF’s Investment Committee for 14 years, as a senior member of the Policy Committee of RREEF, as Senior Managing Director for Global Business Development responsible for raising institutional real estate funds in Japan, Germany, and other countries, and as head of RREEF’s National Acquisitions Group and Value-Added and Development lines of business where he had oversight in the acquisition and management of RREEF’s 24,000 unit apartment investment portfolio. Prior to Deutsche Bank/RREEF, Mr. Kachadurian served as the Midwest Regional Operating Partner for Lincoln Property Company, developing and managing apartment communities in Illinois, Indiana, Wisconsin, Kansas and Pennsylvania. Mr. Kachadurian also serves as President of The Kachadurian Group LLC, (f/k/a The Kach Group), which provides consulting on apartment acquisition and development transactions, including to Waypoint Residential. Mr. Kachadurian is a founding Board Member of the Chicago Apartment Association, and a former Chairman of the National Multi Housing Council. Mr. Kachadurian is Chairman of the Village Foundation of Children’s Memorial Hospital, is a Director of Pangea Real Estate, KBS Legacy Partners Apartment REIT, and Leaders Bank in Oak Brook, Illinois. Mr. Kachadurian received his B.S. in Accounting from the University of Illinois in 1974.

Declaration of Dividends

On April 8, 2014, the Company's Board of Directors declared monthly dividends for the second quarter of 2014 equal to a quarterly rate of $0.29 per share on the Company’s Class A common stock and $0.29 per share on the Company’s Class B common stock, payable to the stockholders of record as of April 25, 2014, May 25, 2014 and June 25, 2014, which will be paid in cash on May 5, 2014, June 5, 2014 and July 5, 2014, respectively. Holders of OP and LTIP units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

The declared dividends equal a monthly dividend on the Class A common stock and the Class B common stock as follows: $0.096666 per share for the dividend paid to stockholders of record as of April 25, 2014, $0.096667 per share for the dividend paid to stockholders of record as of May 25, 2014, and $0.096667 per share for the dividend paid to stockholders of record as of June 25, 2014. A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate.

Distributions Paid

The following distributions were paid to the Company's holders of Class A, Class B-1, Class B-2 and B-3 common stock as well as holders of OP and LTIP units subsequent to March 31, 2014.

Shares	Declaration Date	Record Date	Date Paid	Distributions per Share	Total Distribution
Class A Common Stock	April 8, 2014	April 25, 2014	May 5, 2014	$0.096666	$434,559
Class B-1 Common Stock	April 8, 2014	April 25, 2014	May 5, 2014	$0.096666	$34,181
Class B-2 Common Stock	April 8, 2014	April 25, 2014	May 5, 2014	$0.096666	$34,181
Class B-3 Common Stock	April 8, 2014	April 25, 2014	May 5, 2014	$0.096666	$34,181
OP Units	April 8, 2014	April 25, 2014	May 5, 2014	$0.096666	$27,333
LTIP Units	April 8, 2014	April 25, 2014	May 5, 2014	$0.096666	$31,472
Total					$595,907

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

Forward-Looking Statements

Statements included in this Quarterly Report on Form 10-Q that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the factors included in this Quarterly Report on Form 10-Q, including those set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	use of proceeds of our firmly underwritten public offering;

•	the competitive environment in which we operate;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	decreased rental rates or increasing vacancy rates;

•	our ability to lease units in newly acquired or newly constructed apartment properties;

•	potential defaults on or non-renewal of leases by tenants;

•	creditworthiness of tenants;

•	our ability to obtain financing for and complete acquisitions under contract;

•	acquisition risks, including failure of such acquisitions to perform in accordance with projections;

•	the timing of acquisitions and dispositions;

•	the performance of the Bluerock strategic partners;

•	potential natural disasters such as hurricanes;

•	national, international, regional and local economic conditions;

•	our ability to pay future distributions;

•	the general level of interest rates;

•
potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;

•
financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;

•	lack of or insufficient amounts of insurance;

•	our ability to maintain our qualification as a REIT;

•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and

•
possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us or a subsidiary owned by us or acquired by us.

Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this report. All forward-looking statements are made as of the date of this report and the risk that actual results will differ materially from the expectations expressed in this report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this report, whether as a result of new information, future events, changed circumstances or any other reason. The forward-looking statements should be read in light of the risk factors indicated in the section entitled “Risk Factors” beginning on page 27 of our final prospectus, or Prospectus, to our registration statement on Form S-11, as amended (File No. 333-192610), with respect to our firmly underwritten public offering. Our Prospectus is dated March 28, 2014, and was filed with the U.S. Securities and Exchange Commission, or SEC, on April 1, 2014 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or Securities Act, and is accessible on the SEC’s website at www.sec.gov.
Overview

Bluerock Residential Growth REIT, Inc., or the Company, was incorporated as a Maryland corporation on July 25, 2008. The Company’s objective is to maximize long-term stockholder value by acquiring well-located institutional-quality apartment properties in demographically attractive growth markets across the United States. The Company seeks to maximize returns through investments where it believes it can drive substantial growth in its funds from operations and net asset value through one or more of its Core-Plus, Value-Add, Opportunistic and Invest-to-Own investment strategies.

The Company conducts its operations through Bluerock Residential Holdings, L.P., its operating partnership, or Operating Partnership, of which the Company is the sole general partner. The consolidated financial statements include the accounts of the Company and the Operating Partnership.

As of March 31, 2014, the Company was externally managed by Bluerock Multifamily Advisor, LLC, or the Former Advisor, an affiliate of Bluerock Real Estate, L.L.C., the Company’s sponsor, or Bluerock, pursuant to an advisory agreement, or Advisory Agreement. In connection with the completion of the Company's firmly underwritten public offering on April 2, 2014, we engaged BRG Manager, LLC, also an affiliate of Bluerock, or the Manager, to provide external management services to us under a new management agreement, or the Management Agreement, and terminated the Advisory Agreement with the Former Advisor

As of March 31, 2014, our portfolio consisted of interests in five properties, all acquired through joint ventures, located primarily in the Southeastern United States comprised of an aggregate of 1,326 units, including a 266 unit development property that began delivering units for move-ins in November 2013. Following completion of the firmly underwritten public offering on April 2, 2014 and in connection with certain contribution transactions, we acquired interests in four additional properties and an additional interest in an existing property, such that we owned an interest a portfolio of nine apartment properties comprised of an aggregate of 2,620 units. As of March 31, 2014, these properties, exclusive of our development property, were approximately 94% occupied.

We have elected to be taxed as a REIT under Sections 856 through 860 of the Code and have qualified as a REIT commencing with our taxable year ended December 31, 2010. In order to continue to qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our taxable income (excluding net capital gains). If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify as a REIT for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and results of operations. We intend to continue to organize and operate in such a manner as to remain qualified as a REIT.

Our Continuous Registered Offering and Our Firmly Underwritten Public Offering

The Company raised capital in a continuous registered offering, carried out in a manner consistent with offerings of non-listed REITs, from its inception until September 9, 2013, when it terminated the offering in connection with the Board of Directors’ consideration of strategic alternatives to maximize value to its stockholders. Through September 9, 2013, the Company had raised an aggregate of $22.6 million in gross proceeds through its continuous registered offering, including its distribution reinvestment plan.

We subsequently determined to register shares of newly authorized Class A common stock that were to be offered in an firmly underwritten public offering by filing a registration statement on Form S-11 (File No. 333-192610) with the SEC, on November 27, 2013. On March 28, 2014, the SEC declared the registration statement effective and we announced the pricing of our public offering of 3,448,276 shares of Class A common stock at a public offering price of $14.50 per share for total gross proceeds of $50.0 million. We also granted the underwriters a 30-day option to purchase up to an additional 517,241 shares of Class A common stock at the public offering price, less underwriting discounts and commissions, solely to cover overallotments, if any. The net proceeds of the offering are estimated to be approximately $44.4 million after deducting underwriting discounts and commissions and estimated offering proceeds.

In connection with our firmly underwritten public offering, shares of our Class A common stock were listed on the NYSE MKT for trading under the symbol “BRG.” Pursuant to the second articles of amendment and restatement to our charter filed on March 26, 2014, or Second Charter Amendment, each share of our common stock outstanding immediately prior to the listing, including shares sold in our Prior Public Offering and our Follow On Offering, was changed into one-third of a share of each of Class B-1common stock, Class B-2 common stock and Class B-3 common stock. Following the filing of the Second Charter Amendment, we effected a 2.264881-to-1 reverse stock split of our outstanding shares of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock, and on March 31, 2014, we effected an additional 1.0045878-to-1 reverse stock split of our outstanding shares of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock.

Our total stockholders’ equity decreased $1.3 million from $12.0 million as of December 31, 2013 to $10.7 million as of March 31, 2014.  The decrease in our total stockholders’ equity is primarily attributable to our net loss of $1,046,746 for the period as well as distributions declared of approximately $273,028.

Results of Operations

Our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily housing industry and real estate generally, which may be reasonably anticipated to have a material impact on the revenues or incomes to be derived from the operation of our assets.

The following is a summary of our stabilized operating investments as of March 31, 2014:

Multifamily Community	Date Acquired	Number of Units	Our Ownership Interest in Property Owner	Occupancy %	Debt Service Coverage Ratio

Springhouse at Newport News	12/3/2009	432	38.25%	92%	1.90
The Estates at Perimeter/Augusta	9/1/2010	240	25.00%	92%	1.40
Enders Place at Baldwin Park	10/2/2012	198	48.40%	96%	2.34
MDA City Apartments	12/17/2012	190	35.31%	93%	1.36
Total		1,060		93%	1.75

In addition, construction of the Berry Hill property is in process, and the property began delivering units for move-ins in November 2013. The Berry Hill property is projected to be stabilized by the third quarter of 2014, and is expected to produce positive cash flow to us once stabilized.

Further, on March 28, 2014, BR Creekside, LLC, a special purpose entity in which the Company holds a 24.706% indirect equity interest, sold The Reserve at Creekside Village property, or the Creekside property, to an unaffiliated third party for $18,875,000. The Creekside property was previously classified as held for sale and discontinued operations.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues increased $242,121 from $3,018,534 for the three months ended March 31, 2013 to $3,260,655 during the three months ended March 31, 2014. This increase is primarily due to additional revenues from the Berry Hill development property, which began delivering units for move-ins in November 2013.

Expenses decreased $224,308 from $3,607,862 for the three months ended March 31, 2013 to $3,383,554 for the three months ended March 31, 2014. This decrease was primarily attributable to:

•
a $607,905 decrease in depreciation and amortization expenses from $1,715,876 for the three months ended March 31, 2013 to $1,107,971 during the three months ended March 31, 2014, related to the full amortization of MDA Apartments and Enders Place at Baldwin Park in-place leases during 2013,

•
partially offset by a $312,017 increase in property operating expenses from $776,977 for the three months ended March 31, 2013 to $1,088,994 for the three months ended March 31, 2014, due to additional expenses from the Berry Hill property, which began delivering units for move-ins in November 2013.

There was a $133,023 increase in gain (loss) from discontinued operations from a loss of $68,983 for the three months ended March 31, 2013 to a gain of $64,040 for the three months ended March 31, 2014. This increase was primarily due a $1,006,359 increase in the gain on the sale of rental property, partially offset by a $879,583 increase in the loss on the early extinguishment of debt.

Property Operations

We define “same store” properties as those that we owned and operated for the entirety of both periods being compared, except for properties that are in the construction or lease-up phases, or properties that are undergoing development or significant redevelopment. We move properties previously excluded from our same store portfolio for these reasons into the same store designation once they have stabilized or the development or redevelopment is complete. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property stabilized upon attainment of 90% physical occupancy, subject loss-to-lease, bad debt and rent concessions.  For comparison of our three months ended March 31, 2014 and 2013, the same store properties included properties owned at January 1, 2013, excluding the Berry Hill property, which is under construction. Our same store properties for the three months ended March 31, 2014 and 2013 were Springhouse at Newport News, The Estates at Perimeter/Augusta, Enders Place at Baldwin Park and MDA Apartments. Our non-same store properties for the same periods were The Reserve at Creekside Village, Gardens at Hillsboro Village and 23Hundred@Berry Hill. The Estates at Perimeter/Augusta and Gardens at Hillsboro Village are accounted for under the equity method, but are reflected in our table of net operating income as if they were consolidated. For the three months ended March 31, 2014, the components of same store property revenues, property expenses and net operating income represented by The Estates at Perimeter/Augusta property were $633,767, $264,203 and $369,564, respectively. For the three months ended March 31, 2014, the components of non-same store property revenues, property expenses and net operating income represented by our Gardens at Hillsboro Village property were $1,053, $1,503 and ($450), respectively. For the three months ended March 31, 2013, the components of same store property revenues, property expenses and net operating income represented by our The Estates at Perimeter/Augusta property were $650,909, $190,299 and $460,610, respectively. For the three months ended March 31, 2013, the components of non-same store property revenues, property expenses and net operating income represented by our Gardens at Hillsboro Village property were $918,295, $326,542 and $591,753, respectively. The Estates at Perimeter/Augusta's financial information can be found at Note 5, "Equity Method Investments" in our Notes to Consolidated Financial Statements. The Gardens at Hillsboro Village property was sold on September 30, 2013.

The following table presents the same store and non-same store results from operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		Change
	2014	2013	$	%
Property Revenues
Same Store	$3,590,756	$3,607,225	$(16,469)	(0.5)%
Non-Same Store	783,514	1,434,424	(650,910)	(45.4)%
Total property revenues	$4,374,270	$5,041,649	$(667,379)	(13.2)%

Property Expenses
Same Store	$1,560,859	$1,367,448	$193,411	14.1%
Non-Same Store	493,993	635,138	(141,145)	(22.2)%
Total property expenses	$2,054,852	$2,002,586	$52,266	2.6%

Same Store NOI	$2,029,897	$2,239,778	$(209,881)	(9.4)%
Non-Same Store NOI	289,521	799,286	(509,765)	(63.8)%
Total NOI(1)	$2,319,418	$3,039,064	$(719,646)	(23.7)%

(1) See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

The Company believes that the pre-IPO same store sales information is based on a small sample of four deals, and as a result is disproportionally impacted by one time non-recurring items and/or events at a single property.

Same store property revenues decreased $16,469 or 0.5% compared to the prior year.

A revenue decline in The Estates at Perimeter/Augusta property accounted for 104% of the above decrease.  This decline was the result of the impact of the ‘sequester’ on the nearby air force base, which had caused a drop in occupancy to an average of 91.7% for the quarter.   The Company has taken corrective measures and occupancy at our Augusta property stands at 96% as of April 30, 2014.

Revenue was impacted at our MDA Apartments property by weather conditions in Chicago, which suffered one of the worst winters in decades, and new supply in the market, which had caused a drop in occupancy to an average of 90.1% for the quarter.  The Company believes that as the market absorbs the new supply, which is coming online at rental rates which are 7% higher than MDA, it will have the ability to drive revenues significantly at this property over time.

Revenue was impacted at our Springhouse property due to the ‘sequester’ which put numerous naval contracts on temporary hold in late 2013 and early 2014.  In April 2014, some contracts have commenced moving forward including a $17.6 billion government contract for 10 nuclear submarines with some of the area’s largest employers, General Dynamics and its major subcontractor, Huntington Ingalls Industries.  The Company believes the contracts will provide an influx of employment to the area from engineers to skilled laborers and clerical jobs. In addition, the Company implemented a value-add program in 2013 which resulted in increased unit level rental rates of 13%, but which had been limited to 32 units due to capital constraints.  Post- IPO, the Company is reinstating the unit renovation value-add program and expects to drive significant unit level revenue increases at this property over time.

Same store property expenses increased $193,411 or 14.1% compared to the prior year.

Non-controllable expenses accounted for $102,668 or 53% of the increase, primarily due to utilities which accounted for $69,970 or 36% of the increase, as a result of severe winter weather conditions, and real estate taxes and insurance which accounted for $32,698 or 17% of the increase.

In addition, the Company incurred expenses related to elevator and fire sprinkler repairs at the MDA Apartments and The Estates at Perimeter/Augusta properties which accounted for $43,000 or 22% of the increase.   These figures are non-recurring one-time expenses and the Company does not expect them to recur in the future.

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

However, NOI should only be used as an alternative measure of our financial performance. The following table reflects same store and non-same store contributions to consolidated NOI together with a reconciliation of NOI to net loss as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2014	2013
Net operating income
Same store	$2,030	$2,240
Non-same store	290	799
Total net operating income	2,320	3,039
Less:
Interest expense	1,272	1,568
Total property income	1,048	1,471
Less:
Noncontrolling interest pro-rata share of property income	1,723	1,005
Other income (loss) related to JV/MM entities	(10)	19
Pro-rata share of properties’ (loss) income	(665)	447
Less:
Depreciation and amortization(1)	535	784
Affiliate loan interest, net(1)	187	251
Asset management and oversight fees(1)	125	134
Acquisition and disposition costs(1)	487	78
Corporate operating expenses(1)	529	426
Add:
Gain on sale of joint venture interest, net of fees	1,481	—
Net loss attributable to common shareholders	$(1,047)	$(1,226)
(1) Amounts presented represent our pro-rata share of the individual line item

Of the amounts above, The Estates at Perimeter/Augusta and Gardens at Hillsboro Village, our equity method investments, comprise the following amounts (in thousands):

	Three Months Ended March 31,
	2014	2013
Net operating income
Same store	$370	$461
Non-same store	—	592
Total net operating income	370	1,053
Less:
Interest expense	186	418
Total property income	184	635
Less:
Noncontrolling interest pro-rata share of property income	140	247
Other income (loss) related to JV/MM entities	(1)	(2)
Pro-rata share of properties’ income	45	390
Less:
Depreciation and amortization(1)	50	78
Asset management and oversight fees(1)	12	19
Net (loss) income attributable to common shareholders	$(17)	$293
(1) Amounts presented represent our pro-rata share of the total depreciation and amortization.

Organization and Offering Costs

Under our prior Advisory Agreement, our organization and offering costs (other than selling commissions and dealer manager fees) could be paid by our Former Advisor, our dealer manager or their affiliates on our behalf. Other offering costs include all expenses incurred by us in connection with our continuous registered offering. Organization costs include all expenses incurred by us in connection with our formation, including but not limited to legal fees and other costs to incorporate. Organization costs are expensed as incurred and offering costs, which include selling commissions and dealer manager fees, are charged as incurred as a reduction to stockholders’ equity.

As of March 31, 2014, $2,396,605 of organizational and offering costs have been incurred on our behalf by our Former Advisor since inception. We are liable to reimburse these costs to our Former Advisor only to the extent selling commissions, the dealer manager fee and other organization and offering costs do not exceed 15% of the gross proceeds of the applicable offering. In 2010, we reimbursed our Former Advisor for approximately $508,000 of these costs. When recorded by us, organizational costs are expensed and third-party offering costs are charged to stockholders’ equity. As of March 31, 2014, $3,622,471 of offering costs have been charged to stockholders’ equity and, in 2010, $49,931 of organizational costs were expensed. The organizational and offering costs exceed the 15% threshold discussed above, and given the termination of the Prior Public Offering in April 2013 and the Follow-On Offering in September 2013, we have been reimbursed approximately $508,000 by our Former Advisor for these organizational and offering costs during the first quarter of 2014.

Operating Expenses

Under our prior Advisory Agreement with Bluerock Multifamily Advisor, LLC, or our Former Advisor, which was effective through March 31, 2014, our Former Advisor and its affiliates had the right to seek reimbursement from us for all costs and expenses they incurred in connection with their provision of services to us, including our allocable share of our Former Advisor’s overhead, such as rent, employee costs, utilities and information technology costs.  We did not, however, reimburse our Former Advisor for personnel costs in connection with services for which our Former Advisor received acquisition, asset management or disposition fees or for personnel costs related to the salaries of our executive officers.  Prior to the filing of the second articles of amendment and restatement to our charter on March 26, 2014, or Second Charter Amendment, our charter limited our total operating expenses at the end of the four preceding fiscal quarters to the greater of (A) 2% of our average invested assets, or (B) 25% of our net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period, referred to as the 2%/25% Guidelines. Notwithstanding the above, we could reimburse amounts in excess of the limitation if a majority or our independent directors determined that such excess amounts were justified based on unusual and non-recurring factors. If such excess expenses were not approved by a majority of our independent directors, the Former Advisor was required to reimburse us at the end of the four fiscal quarters the amount by which the aggregate expenses during the period paid or incurred by us exceeded the limitations provided above.  As of March 31, 2014 and December 31, 2013, the Board of Directors approved operating expenses to be expensed as incurred. Our charter was amended on March 26, 2014 pursuant to the Second Charter Amendment. The amendments included, among other things, removing the 2%/25% Guidelines.
Under the new Management Agreement with BRG Manager, LLC, which became effective April 2, 2014, and will govern future quarters, expense reimbursements to our Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Because our Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager is paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis. We also pay all operating expenses, except those specifically required to be borne by our Manager under the Management Agreement. We will not reimburse our Manager for the salaries and other compensation of its personnel. In addition, we may be required to pay our pro-rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations.

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements. Our primary liquidity requirements relate to (a) our operating expenses and other general business needs, (b) distributions to our stockholders, (c) investments and capital requirements to fund development and renovations at existing properties and (d) ongoing commitments to repay borrowings, including our maturing short-term debt.

We believe the properties underlying the Company’s real estate investments are performing well and had a portfolio-wide debt service coverage ratio of 1.75x and occupancy of 93% at March 31, 2014. Historically, however, our cash resources have been inadequate to meet our primary liquidity needs as our corporate operating expenses have exceeded the cash flow received from our investments in real estate joint ventures. Our operating results for the three months ended March 31, 2014, prior to the completion of our firmly underwritten public offering in April 2014, reflect a continuation of this trend. The primary reason for our negative operating cash flow has been the amount of our general and administrative expenses relative to the size of our portfolio. Our general and administrative expenses were $530,241 for the three months ended March 31, 2014.  These costs include accounting and related fees to our independent auditors, legal fees, costs of being an SEC reporting company, director compensation and director and officer insurance premiums.

Going forward, we believe that the net proceeds of our recently completed firmly underwritten public offering provides us with the ability to grow our asset base quickly and better service our general and administrative expenses. The new Management Agreement with our Manager should provide an overall lower fee structure than our previous advisory agreement with our Former Advisor, which we believe will help reduce our corporate general and administrative expenses. Furthermore, we completed the purchase of interests in four properties in April 2014 with the proceeds of our IPO and plan to invest the remaining IPO proceeds in multifamily properties in 2014.  We believe we are positioning the Company to provide a dividend fully covered by funds of operations once we have fully invested funds and stabilized properties.

In general, we believe our available cash balances, proceeds from the sale of The Reserve at Creekside Village, or the Creekside property, a 192-unit garden-style apartment community located in Chattanooga, Tennessee, the proceeds of our firmly underwritten public offering, other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. We expect that the capital we have raised in our firmly underwritten public offering and the contribution of additional investments to our portfolio at the initial closing of the offering, together with borrowings we or our subsidiaries may obtain and the future investments and acquisitions we expect to make as a result of the completion of our firmly underwritten public offering will have a significant impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future investments in and acquisitions of real estate, including our investments in development projects.

We believe we will be able to meet our primary liquidity requirements going forward through:

•	$3.1 million in cash available at March 31, 2014;

•	cash generated from operating activities;

•	proceeds from the sale of our Class A common stock in our firmly underwritten public offering; and

•	proceeds from future borrowings and offerings, including offerings of common and preferred stock and issuances of units of limited partnership interest in our Operating Partnership.
We may also selectively harvest assets at appropriate times, which would be expected to generate cash sources for our liquidity needs. In this regard, on March 28, 2014, BR Creekside, LLC, a special-purpose entity in which we hold a 24.706% indirect equity interest sold the Creekside property, to SIR Creekside, LLC, which is an unaffiliated third party for $18,875,000, subject to certain prorations and adjustments typical in such real estate transaction. After deduction for payment of the existing mortgage indebtedness encumbering the Creekside property in the approximate amount of $13.5 million and payment of closing costs and fees, excluding disposition fees of approximately $69,946 deferred by our Former Advisor, the sale of the Creekside property generated net proceeds to the Company of approximately $1.2 million based on its proportionate ownership in the Creekside property.

While we have no present intention to sell assets to meet liquidity requirements, should our liquidity needs exceed our available sources of liquidity, we believe that we could also sell assets to raise additional cash. In past, the Company has sold assets to meet its short-term liquidity requirements, including sales of interests in its 23Hundred@BerryHill development project, or the Berry Hill property, during 2013 to fund working capital, distributions to stockholders and payments of our working capital line of credit provided by Bluerock Special Opportunity + Income Fund, II, LLC, or Fund II, and Bluerock Special Opportunity + Income Fund III, LLC, or Fund III, both of which are affiliates of Bluerock, pursuant to which we could borrow up to $13.5 million, or the Fund LOC.

To date, our funding obligations for the Berry Hill property have been a significant liquidity requirement, with $2.4 million of equity funded by us at March 31, 2014. As of March 31, 2014, we no longer have funding obligations for the Berry Hill property. Construction of the Berry Hill property is in process, and its first Certificates of Occupancy were received and the property began delivering units for move-in in November 2013. The Berry Hill property is projected to be stabilized by the third quarter of 2014, and is expected to produce positive cash flow to us once stabilized.

We intend to use prudent amounts of leverage in making our investments, which we define as having total indebtedness of approximately 65% of the fair market value of all of our investments. However, we are not subject to any limitations on the amount of leverage we may use, and accordingly, the amount of leverage we use may be significantly less or greater than we currently anticipate. We expect our leverage to decline commensurately as we execute our business plan to grow our net asset value.

We may seek to utilize credit facilities or loans from unaffiliated parties when possible.  To date, we have relied on borrowing from affiliates to help finance our business activities.   On October 2, 2012, we entered into the Fund LOC pursuant to which we were initially entitled to borrow up to $12.5 million. On March 4, 2013, the Fund LOC was amended to increase the commitment amount thereunder from $12.5 million to $13.5 million, and to extend the initial term by six (6) months to October 2, 2013. On August 13, 2013, the Fund LOC was further amended in connection with our sale of the partial interest in the Berry Hill property, to, among other things, remove the revolving feature of the Fund LOC such that we may not borrow any further thereunder. On August 29, 2013, we extended the maturity date of the Fund LOC to April 2, 2014. At both March 31, 2014 and December 31, 2013, the outstanding balance on the Fund LOC was $7,571,223 and no amount was available for borrowing at both March 31, 2014 and December 31, 2013. We did not view the Fund LOC as a source of liquidity for the three months ended March 31, 2014, and on April 2, 2014, the Fund LOC was paid in full with the proceeds of the firmly underwritten public offering and extinguished.

Prior to the Second Charter Amendment, our charter prohibited us from incurring debt that would cause our borrowings to exceed 300% of our net assets unless a majority of our independent directors approves the borrowing. Our charter also required that we disclose the justification for any borrowings in excess of the 300% leverage guideline in the next quarterly report. As of both March 26, 2014 and March 31, 2014, the percentage of our borrowings to our net assets was below the 300% guideline. The amendments in the Second Charter Amendment included removing the 300% leverage guideline.

If we are unable to obtain financing on favorable terms or at all, we may have to curtail our investment activities, including acquisitions and improvements to and developments of real properties, which could limit our growth prospects. This, in turn, could reduce cash available for distribution to our stockholders and may hinder our ability to raise capital by issuing more securities or borrowing more money. We also may be forced to dispose of assets at inopportune times in order to maintain our REIT qualification and Investment Company Act exemption.

In prior quarters, including the three months ended March 31, 2014, Bluerock has deferred payment by us as needed of asset management fees, acquisition fees and organizational and offering costs incurred by us and has deferred current year reimbursable operating expenses, to support our continued operations.

For the remainder of 2014, the Company expects to maintain a distribution paid on a monthly basis to all of our stockholders at a quarterly rate of $0.29 per share. To the extent the Company continues to pay distributions at this rate, the Company expects to use cash flows from operations to fund distribution payments. The Company’s board of directors will review the distribution rate quarterly, and there can be no assurance that the current distribution level will be maintained. While our policy is generally to pay distributions from cash flow from operations, all of our distributions to date have been paid from proceeds from our continuous registered public offering and sales of assets, and may in the future be paid from additional sources, such as from borrowings. None of our distributions for the three months ended March 31, 2014 were funded with our cash from operations.

 Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of March 31, 2014, we own interests in one joint venture that is accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

Cash Flows from Operating Activities

As of March 31, 2014, we owned indirect equity interests in five real estate properties, (four operating properties and one development property), four of which are consolidated for reporting purposes.  During the three months ended March 31, 2014, net cash used by operating activities was $1,179,552.  After the net loss of $1,188,032 was adjusted for $216,792 in non-cash items, net cash used in operating activities consisted of the following:

•	Increase in accounts payable and accrued liabilities of $1,000,043;

•	Increase in accounts receivable and other assets of $1,613,662; and

•	Increase in our payables due to affiliates of $405,307.

Cash Flows from Investing Activities

During the three months ended March 31, 2014, net cash provided by investing activities was $1,725,615, primarily due to the following:

•	$4,895,424 in cash proceeds received for the sale of the Creekside property;

•	partially offset by $3,479,973 in asset additions at Berry Hill, related to its construction.

Cash Flows from Financing Activities

During the three months ended March 31, 2014, net cash used in financing activities was $397,666, primarily due to the following:

•	$3,955,784 in distributions paid to our joint venture partners, $3,740,866 related to the sale of our Creekside property, for which the gain was paid in the form of a distribution;

•	$416,491 paid in cash distribution paid to stockholders;

•	partially offset by $3,974,609 in mortgage borrowings.

Capital Expenditures

The following table summarizes our total capital expenditures for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31,
	2014	2013
New development	$3,315,863	$2,736,387

Redevelopment/renovations	110,651	164,491
Routine capital expenditures	53,459	49,483
Total capital expenditures	$3,479,973	$2,950,361

The majority of our capital expenditures during the three months ended March 31, 2014 relate to the Berry Hill property, our development project, which was acquired in October 2012. First move-ins began in November 2013 and total projected development cost is expected to be approximately $33.7 million, or $126,579 per unit. As of March 31, 2014, 117 units had been completed, with 98 units occupied. As of March 31, 2014, $31.1 million in development costs had been incurred by the Berry Hill property joint venture, of which we have funded our proportionate share of the equity in the amount of $2.4 million.

We define redevelopment and renovation costs as non-recurring capital expenditures for significant projects that have been specifically budgeted for and, for the three months ended March 31, 2014, relate to projects at our Springhouse, Enders Place at Baldwin Park and MDA properties. We define routine capital expenditures as recurring capital expenditures for items that are incurred at every property and included in each individual budget, and are expected to have no significant additional impact on an individual property’s operating budget.

Funds from Operations and Adjusted Funds from Operations

Funds from operations, or FFO, is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. We define FFO, consistent with the National Association of Real Estate Investment Trusts, or NAREIT's, definition, as net income, computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.

In addition to FFO, we use adjusted funds from operations, or AFFO. AFFO is a computation made by analysts and investors to measure a real estate company's operating performance by removing the effect of items that do not reflect ongoing property operations.

We further adjust FFO by adding back certain items that are not added to net income in NAREIT's definition of FFO, such as acquisition expenses, equity based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of our properties, and subtracting recurring capital expenditures (and when calculating the quarterly incentive fee payable to our Manager only, we further adjust FFO to include any realized gains or losses on our real estate investments).

We have incurred $819,060 and $77,556 of acquisition and disposition expense during the three months ended March 31, 2014 and 2013, respectively.

Our calculation of AFFO differs from the methodology used for calculating AFFO by certain other REITs and, accordingly, our AFFO may not be comparable to AFFO reported by other REITs. Our management utilizes FFO and AFFO as measures of our operating performance after adjustment for certain non-cash items, such as depreciation and amortization expenses, and acquisition expenses and pursuit costs that are required by GAAP to be expensed but may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Furthermore, although FFO, AFFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we also believe that FFO and AFFO may provide us and our stockholders with an additional useful measure to compare our financial performance to certain other REITs. We also use AFFO for purposes of determining the quarterly incentive fee, if any, payable to our Manager.

Neither FFO nor AFFO is equivalent to net income or cash generated from operating activities determined in accordance with GAAP. Furthermore, FFO and AFFO do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Neither FFO nor AFFO should be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

Table 1 presents our calculation of FFO and AFFO for the three months ended March 31, 2014 and 2013.

We made no investments, had one full disposition and two partial dispositions in 2013, and made no additional investments and sold one investment during the three months ended March 31, 2014, the results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

	Three Months Ended March 31,
	2014	2013
Net loss attributable to common shareholders	$(1,046,635)	$(1,226,132)
Add: Pro-rata share of investments
depreciation and amortization(1)	535,056	784,197
	(511,579)	(441,935)
Less: Pro-rata share of investments
gain on sale of joint venture interests	(447,549)	—
FFO	$(959,128)	$(441,935)
Add: Pro-rata share of investments
acquisition and disposition costs	487,337	77,721
non-cash equity compensation to directors and officers	13,750	18,750
Less: Pro-rata share of
normally recurring capital expenditures	(18,566)	(15,433)
AFFO	$(476,607)	$(360,897)

(1)    The real estate depreciation and amortization amount includes our share of consolidated real estate-related depreciation and amortization of intangibles, less amounts attributable to noncontrolling interests, and our similar estimated share of unconsolidated depreciation and amortization, which is included in earnings of our unconsolidated real estate joint venture investments.

Operating cash flow, FFO and AFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and AFFO, such as tenant improvements, building improvements and deferred leasing costs.

Presentation of this information is intended to assist the reader in comparing the sustainability of the operating performance of different REITs, although it should be noted that not all REITs calculate FFO or AFFO the same way, so comparisons with other REITs may not be meaningful.  FFO or AFFO should not be considered as an alternative to net income (loss), as an indication of our liquidity, nor is either indicative of funds available to fund our cash needs, including our ability to make distributions.  Both FFO and AFFO should be reviewed in connection with other GAAP measurements.

Distributions

On December 27, 2013, our Board authorized and we declared distributions on our common stock at a rate of $0.05945211 per share for the month of January 2014 to stockholders of record at the close of business on January 31, 2014. Distributions payable to each stockholder of record were paid in cash on February 3, 2014.

On March 13, 2014, our Board authorized and we declared distributions on our common stock at a rate of $0.05369868 per share for the month of February 2014 to stockholders of record as of the close of business on February 28, 2014. Distributions payable to each stockholder of record were paid in cash on or before the 15th day of the following month.

Our Board of Directors will determine the amount of dividends to be paid to our stockholders. The Board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. As a result, our distribution rate and payment frequency may vary from time to time.  However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. Especially during the early stages of our operations, we may declare distributions in excess of funds from operations.

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 and Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

Subsequent Events

The Company has performed an evaluation of subsequent events through the date the Company’s consolidated financial statements were issued. No material subsequent events, other than the items disclosed in Note 12, “Subsequent Events” to our interim Consolidated Financial Statements for the period ended March 31, 2014, have occurred that required recognition or disclosure in these financial statements.  See Note 9 to our interim Consolidated Financial Statements for discussion.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, we are not required to provide such information.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Accounting Officer, evaluated, as of March 31, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2014, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report, you should carefully consider the factors identified in the section entitled “Risk Factors” beginning on page 27 of our final prospectus, or Prospectus, to our registration statement on Form S-11, as amended (File No. 333-192610), with respect to our firmly underwritten public offering. Our Prospectus is dated March 28, 2014, and was filed with the U.S. Securities and Exchange Commission, or SEC, on April 1, 2014 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or Securities Act, and is accessible on the SEC’s website at www.sec.gov. These risk factors could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds

On October 15, 2009, our Registration Statement on Form S-11 (File No. 333-153135), covering a public offering of up to 130 million shares of common stock, or the Prior Public Offering, was declared effective under the Securities Act of 1933.  We commenced our Prior Public Offering on October 15, 2009. We offered 100 million shares of common stock in our Prior Public Offering at an aggregate offering price of up to $1.0 billion, or $10 per share, with a discount available to certain categories of purchasers.  The 30 million shares offered under our distribution reinvestment plan were offered at an aggregate offering price of $285.0 million, or $9.50 per share.

On September 20, 2012, the Company filed a registration statement on Form S-11 with the SEC, to register $500.0 million in shares of its common stock (exclusive of shares to be sold pursuant to the Company’s distribution reinvestment program) at a price of $10.00 per share (subject to certain volume discounts described in the prospectus), and $50.0 million in shares of its common stock to be sold pursuant to the Company’s distribution reinvestment plan at $9.50 per share, pursuant to the follow-on offering to the Prior Public Offering, or the Follow-On Offering. As permitted by Rule 415 under the Securities Act, we continued the Prior Public Offering until the date the SEC declared the registration statement for the Follow-On Offering effective.  The Follow-On Offering was declared effective April 12, 2013. On August 23, 2013, at the recommendation of its Advisor and following the approval of its Board of Directors, the Company terminated its Follow-On Offering, effective September 9, 2013.

Through September 9, 2013, including shares issued through our distribution reinvestment plan, we had sold approximately 2,459,661 shares of common stock in our Prior Public and Follow-On Offerings and raised gross offering proceeds of approximately $22,561,657. The net proceeds of the offerings, after payment of underwriting compensation and offering and organizational expenses, was $15,678,449.  Below is a summary of the sources and uses of capital by the Company, including the use of proceeds from the Prior Public and Follow-On Offerings(1):

Amount(1)
Sources:
Capital Raised:	$22,561,657

Loans from Affiliates:	24,362,351
Less: Repayments of Loans to Affiliates	(16,791,128)
Current Outstanding Loans From Affiliates	7,571,223

Sales Proceeds:	6,885,782
Distributions from Investments:	3,695,711
Total Sources:	$40,714,373

Uses:
Investments in Real Estate JV's	$25,199,652
Less: Disposed Assets (cost basis)	(7,416,013)
Current Investments in Real Estate JV's	17,783,639

Selling Commission, Dealer Manager Fee and Distribution Costs(2)	2,137,994
Offering and Organizational Expenses	6,141,235
Interest on Loans to Affiliates	1,953,085
Fees Paid to Advisor on Investments	2,105,469
Working Capital	6,643,694
Dividends Paid to Investors	3,515,725
Redemptions	433,532
Total Uses:	$40,714,373

(1)	Figures are based on exact amounts excluding Working Capital, which is based on a reasonable estimate.

(2)
Paid to Select Capital Corporation, as the Company’s dealer manager until July 11, 2011, and Bluerock Capital Markets, LLC, as the Company’s dealer manager commencing July 11, 2011.  Bluerock Capital Markets, LLC is as an affiliate of the Company's Former Advisor.

Unregistered Sale of Equity Securities

  During the three months ended March 31, 2014, we did not sell any equity securities that were not registered under the Securities Act of 1933.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

  During the three months ended March 31, 2014, we did not repurchase and shares of any class of our equity securities that were registered pursuant to section 12 of the Securities Exchange Act of 1934.

Item 3.  Defaults upon Senior Securities
None.
Item 4.  Mine Safety Disclosures
Not applicable.

Item 5.  Other Information
None.

Item 6.  Exhibits

1.1
Underwriting Agreement by and among Wunderlich Securities, Inc., as representative of the several underwriters named in Schedule A attached thereto, Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated March 28, 2014, incorporated by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed April 1, 2014.

3.1
Articles of Amendment to the Second Articles of Amendment and Restatement, effective as of March 26, 2014, incorporated by reference to Exhibit No. 3.6 to Pre-Effective Amendment No. 5 to the registrant’s Registration Statement on Form S-11 (No. 333-192610).

3.2
Articles of Amendment to the Second Articles of Amendment and Restatement, effective as of March 26, 2014, incorporated by reference to Exhibit No. 3.7 to Pre-Effective Amendment No. 5 to the registrant’s Registration Statement on Form S-11 (No. 333-192610).

3.3
Articles of Amendment to the Second Articles of Amendment and Restatement, effective as of March 31, 2014, incorporated by reference to Exhibit 1.1 to the registrant’s Current Report on Form 8-K filed April 1, 2014.

3.4
Articles of Amendment to the Second Articles of Amendment and Restatement, effective as of March 31, 2014, incorporated by reference to Exhibit 3.4 to the registrant’s Current Report on Form 8-K filed on April 1, 2014.

3.5
Second Amended and Restated Bylaws of the registrant, incorporated by reference to Exhibit No. 3.5 to Pre-Effective Amendment No. 5 to the registrant’s Registration Statement on Form S-11 (No. 333-192610).

10.1
Contribution Agreement by and between BR-NPT Springing Entity, LLC and Bluerock Residential Holdings, L.P., dated effective as of March 10, 2014 incorporated by reference to Exhibit No. 10.91 to Pre-Effective Amendment No. 5 to the registrant’s Registration Statement on Form S-11 (No. 333-192610).

10.2
Contribution Agreement by and among Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund III, LLC, and the registrant, dated effective as of March 10, 2014 incorporated by reference to Exhibit No. 10.92 to Pre-Effective Amendment No. 4 to the registrant’s Registration Statement on Form S-11 (No. 333-192610).

10.3
Contribution Agreement by and between Bluerock Special Opportunity + Income Fund II, LLC and the registrant, dated effective as of March 10, 2014 incorporated by reference to Exhibit No. 10.93 to Pre-Effective Amendment No. 4 to the registrant’s Registration Statement on Form S-11 (No. 333-192610).

10.4
Contribution Agreement by and among Bluerock Special Opportunity + Income Fund, LLC, Bluerock Special Opportunity + Income Fund II, LLC and the registrant, dated effective as of March 10, 2014 incorporated by reference to Exhibit No. 10.94 to Pre-Effective Amendment No. 4 to the registrant’s Registration Statement on Form S-11 (No. 333-192610).

10.5	Bluerock Residential Growth REIT, Inc. 2014 Equity Incentive Plan for Individuals, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K field on January 29, 2014.
10.6	Bluerock Residential Growth REIT, Inc. 2014 Equity Incentive Plan for Entities, incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K field on January 29, 2014.
10.7
Letter Agreement between Bluerock Real Estate, L.L.C. and the registrant dated February 12, 2014 incorporated by reference to Exhibit No. 10.3 to Pre-Effective Amendment No. 3 to the registrant’s Registration Statement on Form S-11 (No. 333-192610).

10.8	Purchase and Sale Agreement and Joint Escrow Instructions by and between BR Creekside, LLC and Steadfast Asset Holdings, Inc., dated February 24, 2014.
10.9	Reinstatement and First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between BR Creekside, LLC and Steadfast Asset Holdings, Inc., dated March 12, 2014
14.1	Code of Business Conduct and Ethics, effective March 26, 2014, incorporated by reference to Exhibit 14.1 to the registrant’s Current Report on Form 8-K filed on April 1, 2014.
14.2	Code of Ethics for Senior Executive and Financial Officers, effective March 26, 2014, incorporated by reference to Exhibit 14.2 to the registrant’s Current Report on Form 8-K filed on April 1, 2014.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
101.1
The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

DATE:	May 15, 2014	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE:	May 15, 2014	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Accounting Officer
(Principal Financial Officer, Principal Accounting Officer)