Form 10-Q
period 2014-06-30
Bluerock Residential Growth REIT, Inc.
filed 2014-08-13
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Number of shares outstanding of the registrant’s

classes of common stock, as of August 8, 2014:

Class A Common Stock: 4,495,744 shares

Class B-1 Common Stock: 353,630 shares

Class B-2 Common Stock: 353,630 shares

Class B-3 Common Stock: 353,629 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-Q

June 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)

ASSETS
Net Real Estate Investments
Land	$42,765,486	$25,750,000
Buildings and improvements	260,524,571	102,760,752
Construction in progress	4,464,449	16,695,988
Furniture, fixtures and equipment	8,076,983	2,942,264
Total Gross Operating Real Estate Investments	315,831,489	148,149,004
Accumulated depreciation	(7,725,767)	(4,515,937)
Total Net Operating Real Estate Investments	308,105,722	143,633,067
Operating real estate held for sale, net	—	19,372,277
Total Net Real Estate Investments	308,105,722	163,005,344
Cash and cash equivalents	20,381,377	2,983,785
Restricted cash	4,925,222	2,002,117
Due from affiliates	37,082	514,414
Accounts receivable, prepaids and other assets	1,753,580	1,433,755
Investments in unconsolidated real estate joint ventures (Note 6)	4,255,162	1,254,307
In-place lease value, net	2,676,070	—
Deferred financing costs, net	2,136,686	761,515
Assets related to discontinued operations	10,726	570,855
Total Assets	$344,281,627	$172,526,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages payable (Note 7)	$218,283,947	$96,534,338
Line of credit (Note 8)	—	7,571,223
Accounts payable	1,642,568	2,397,481
Other accrued liabilities	4,292,147	2,280,133
Due to affiliates	1,728,744	2,254,403
Distributions payable	595,948	143,463
Liabilities related to discontinued operations	475,630	15,262,832
Total Liabilities	227,018,984	126,443,873
Stockholders’ Equity
Preferred stock, $0.01 par value, 250,000,000 shares authorized; none issued and outstanding as of June 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, no and 749,999,000 shares authorized as of June 30, 2014 and December 31, 2013, respectively; no and 2,413,811 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	—	24,138
Common stock - Class A, $0.01 par value, 747,586,185 and no shares authorized as of June 30, 2014 and December 31, 2013, respectively; 4,495,744 and no shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	44,957	—
Common stock - Class B-1, $0.01 par value, 804,605 and no shares authorized as of June 30, 2014 and December 31, 2013, respectively; 353,630 and no shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	3,536	—
Common stock - Class B-2, $0.01 par value, 804,605 and no shares authorized as of June 30, 2014 and December 31, 2013, respectively; 353,630 and no shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	3,536	—
Common stock - Class B-3, $0.01 par value, 804,605 and no shares authorized as of June 30, 2014 and December 31, 2013, respectively; 353,629 and no shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	3,536	—
Nonvoting convertible stock, $0.01 par value per share; no shares authorized, issued or outstanding, as of June 30, 2014 and 1,000 shares authorized, issued and outstanding as of December 31, 2013	—	10
Additional paid-in-capital, net of costs	84,530,961	21,747,713
Cumulative distributions and net losses	(17,414,040)	(9,770,468)
Total Stockholders’ Equity	67,172,486	12,001,393
Noncontrolling Interests
Operating partnership units	3,228,990	—
Partially owned properties	46,861,167	34,080,826
Total Noncontrolling Interests	50,090,157	34,080,826
Total Equity	117,262,643	46,082,219
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$344,281,627	$172,526,092

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Net rental income	$7,438,799	$2,888,048	$10,568,978	$5,779,650
Other	325,910	90,771	421,953	155,493
Total revenues	7,764,709	2,978,819	10,990,931	5,935,143
Expenses
Property operating	2,157,722	940,107	3,212,283	1,654,874
Property management fees	266,756	111,275	385,971	218,799
Depreciation and amortization	3,839,383	1,311,332	4,947,354	3,027,208
General and administrative	399,498	378,757	929,739	829,932
Management fees to affiliates	546,740	117,955	663,201	243,786
Real estate taxes and insurance	935,001	348,262	1,341,864	701,185
Acquisition costs	3,135,729	65,462	3,149,538	143,018
Total expenses	11,280,829	3,273,150	14,629,950	6,818,802
Operating loss	(3,516,120)	(294,331)	(3,639,019)	(883,659)
Other income (expense)
Other income	132,524	—	132,524	—
Equity in operating earnings (loss) of unconsolidated joint ventures (Note 6)	86,557	(1,513)	80,706	52,694
Interest expense, net	(2,014,476)	(1,176,583)	(3,137,798)	(2,323,482)
Total other expense	(1,795,395)	(1,178,096)	(2,924,568)	(2,270,788)

Net loss from continuing operations	(5,311,515)	(1,472,427)	(6,563,587)	(3,154,447)

Discontinued operations
Loss on operations of rental property	(55,115)	(20,554)	(117,851)	(89,537)
Loss on early extinguishment of debt	—	—	(879,583)	—
Gain on sale of joint venture interest	—	—	1,006,359	—
(Loss) gain from discontinued operations	(55,115)	(20,554)	8,925	(89,537)

Net loss	(5,366,630)	(1,492,981)	(6,554,662)	(3,243,984)
Net loss attributable to Noncontrolling Interests
Operating partner units	(204,619)	—	(204,619)	—
Partially owned properties	(626,018)	(296,816)	(767,304)	(821,687)
Net loss attributable to noncontrolling interests	(830,637)	(296,816)	(971,923)	(821,687)
Net loss attributable to common stockholders	$(4,535,993)	$(1,196,165)	$(5,582,739)	$(2,422,297)

Loss per common share - continuing operations(1)
Basic Loss Per Common Share	$(0.78)	$(1.14)	$(1.63)	$(2.31)
Diluted Loss Per Common Share	$(0.78)	$(1.14)	$(1.63)	$(2.31)

Income (Loss) per common share – discontinued operations(1)
Basic Loss Per Common Share	$(0.01)	$(0.02)	$0.00	$(0.09)
Diluted Income (Loss) Per Common Share	$(0.01)	$(0.02)	$0.00	$(0.09)

Weighted Average Basic Common Shares Outstanding(1)	5,823,296	1,030,392	3,452,032	1,012,870
Weighted Average Diluted Common Shares Outstanding(1)	5,823,296	1,030,392	3,452,032	1,012,870

(1) Share and per share amounts have been restated to reflect the effects of two reverse stock splits of the Company’s Class B common stock, which occurred during the first quarter of 2014. See Note 1, "Organization and Nature of Business" and Note 11, "Stockholders' Equity" for further discussion.

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

	Nonvoting Convertible Stock		Common Stock		Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Class B-3 Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid-in Capital	Cumulative Distributions	Net Loss to Common Stockholders'	Noncontrolling Interests	Total Equity
Balance at December 31, 2013	1,000	10	2,413,811	24,138	—	—	—	—	—	—	—	—	21,747,713	(3,659,186)	(6,111,282)	34,080,826	46,082,219
Reverse stock-split effect (Note 11)	—	—	(2,413,811)	(24,138)	—	—	353,630	3,536	353,630	3,536	353,629	3,536	13,530	—	—	—	—
Issuance of Class A common stock, net	—	—	—	—	4,495,744	44,957	—	—	—	—	—	—	59,120,775	—	—	—	59,165,732
Issuance of common stock for compensation	—	—	—	—	—	—	—	—	—	—	—	—	25,000	—	—	—	25,000
Issuance of Operating Partnership (“OP”) units (Note 11)	—	—	—	—	—	—	—	—	—	—	—	—	666,391	—	—	3,433,609	4,100,000
Issuance of Long-Term Incentive Plan (“LTIP”) units (Note 11)	—	—	—	—	—	—	—	—	—	—	—	—	2,117,237	—	—	—	2,117,237
Issuance of LTIP units for compensation	—	—	—	—	—	—	—	—	—	—	—	—	340,676	—	—	—	340,676
Issuance of convertible stock, net	(1,000)	(10)	—	—	—	—	—	—	—	—	—	—	10	—	—	—	—
Contributions, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	4,281,250	4,281,250
Distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,060,833)	—	—	(2,060,833)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,370,410)	(4,370,410)
Changes in additional-paid in capital due to acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	499,629	—	—	—	499,629
Noncontrolling interest upon acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	13,636,805	13,636,805
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,582,739)	(971,923)	(6,554,662)
Balance at June 30, 2014	—	$—	—	$—	4,495,744	44,957	353,630	$3,536	353,630	$3,536	353,629	$3,536	$84,530,961	$(5,720,019)	$(11,694,021)	$50,090,157	$117,262,643

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(6,554,662)	$(3,243,984)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	5,130,990	3,355,419
Amortization of fair value adjustment	(157,939)	(485,131)
Equity in loss of unconsolidated joint ventures	(80,706)	(52,694)
Gain on sale of joint venture interests	(1,006,359)	—
Distributions from unconsolidated real estate joint ventures	40,377	208,850
Share-based compensation attributable to directors' stock compensation plan	25,000	37,500
Changes in operating assets and liabilities:
Due to affiliates	(150,893)	116,480
Accounts receivable, prepaids and other assets	(503,861)	192,011
Accounts payable and other accrued liabilities	1,819,724	1,586,888
Net cash (used in) provided by operating activities	(1,438,329)	1,715,339
Cash flows from investing activities:
Increase in restricted cash	(2,425,297)	(136,572)
Additions to consolidated real estate investments	(16,650,451)	(3,779,217)
Capital expenditures	(2,479,782)	(3,479,973)
Proceeds from sale of joint venture interests	4,985,424	—
Investment in unconsolidated joint venture	(2,960,525)	—
Net cash used in investing activities	(19,530,631)	(7,395,762)
Cash flows from financing activities:
Distributions on common stock	(1,608,348)	(488,927)
Distributions to noncontrolling interests	(4,370,410)	(477,410)
Noncontrolling equity interest additions to consolidated real estate investments	4,281,250	920,908
Borrowings on mortgages payable	5,497,215	3,214,087
Repayments on mortgages payable	(313,487)	(298,319)
(Repayments of) borrowings under line of credit	(7,571,223)	1,024,663
Payments of deferred financing fees, net	(1,525,884)	28,849
Net proceeds from issuance of common stock	43,977,439	793,624
Payments to redeem common stock	—	(98,425)
Net cash provided by financing activities	38,366,552	4,619,050
Net increase (decrease) in cash and cash equivalents	17,397,592	(1,061,373)
Cash and cash equivalents at beginning of period	2,983,785	2,789,163
Cash and cash equivalents at end of period	$20,381,377	$1,727,790
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized of $140,530 and no amount for the six months ended June 30, 2014 and 2013, respectively	$255,144	$399,132

Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions payable	$595,948	$136,524
Redemptions payable	$—	$169,366
Accrued offering costs	$152,249	$725,691
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan including none and $52,990 declared but not yet reinvested at June 30, 2014 and 2013, respectively	$—	$313,195
Receivable for common stock issuances pursuant to the distribution reinvestment plan	$—	$(52,990)
Mortgages assumed upon property acquisitions	$116,800,000	$-
Class A common stock issued upon property acquisitions	$15,188,293	$-
Operating partnership units issued for property acquisition	$4,100,000	$-

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

The Company conducts its operations through Bluerock Residential Holdings, L.P., its operating partnership, or Operating Partnership, of which the Company has a 95.41% ownership interest and is the sole general partner. The consolidated financial statements include the accounts of the Company and the Operating Partnership. The use of the words "we", "us" or "our" refers to Bluerock Residential Growth REIT, Inc. and the Operating Partnership, except where the context requires otherwise. Bluerock Real Estate L.L.C., or Bluerock, is our sponsor.

The Company raised capital in a continuous registered offering, carried out in a manner consistent with offerings of non-listed REITs, from its inception until September 9, 2013, when it terminated the continuous registered offering in connection with the Board of Directors’ consideration of strategic alternatives to maximize value to its stockholders. Through September 9, 2013, the Company had raised an aggregate of $22.6 million in gross proceeds through its continuous registered offering, including its distribution reinvestment plan.

The Company subsequently determined to register shares of newly authorized Class A common stock that were to be offered in a firmly underwritten public offering, or the IPO, by filing a registration statement on Form S-11 (File No. 333-192610) with the U.S. Securities and Exchange Commission, or the SEC, on November 27, 2013. On March 28, 2014, the SEC declared the registration statement effective and we announced the pricing of the IPO of 3,448,276 shares of Class A common stock at a public offering price of $14.50 per share for total gross proceeds of $50.0 million. The net proceeds of the IPO, which closed on April 2, 2014, were approximately $44.4 million after deducting underwriting discounts and commissions and estimated offering costs.

In connection with the IPO, shares of our Class A common stock were listed on the NYSE MKT for trading under the symbol “BRG.” Pursuant to the second articles of amendment and restatement to our charter filed on March 26, 2014, or Second Charter Amendment, each share of our common stock outstanding immediately prior to the listing, including shares sold in our continuous registered offering, was changed into one-third of a share of each of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock. Following the filing of the Second Charter Amendment, we effected a 2.264881-to-1 reverse stock split of our outstanding shares of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock, and on March 31, 2014, we effected an additional 1.0045878-to-1 reverse stock split of our outstanding shares of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock.

As of March 31, 2014, we were externally managed by Bluerock Multifamily Advisor, LLC, an affiliate of Bluerock, or our Former Advisor, pursuant to an advisory agreement, or the Advisory Agreement. In connection with the completion of the IPO, we engaged BRG Manager, LLC, also an affiliate of Bluerock, or the Manager, to provide external management services to us under a new management agreement, or the Management Agreement, and terminated the Advisory Agreement with the Former Advisor.

Substantially concurrently with the completion of the IPO, we completed a series of related contribution transactions pursuant to which we acquired indirect equity interests in four apartment properties, and a 100% fee simple interest in a fifth apartment property for an aggregate asset value of $152.3 million (inclusive of Oak Crest which is accounted for under the equity method and Springhouse, which has been reported as consolidated for the periods presented). Since the completion of the IPO, the Company purchased an additional property for $58.6 million and made an aggregate of $10.2 million in preferred equity investments in two development projects. The total projected development cost for the two development projects, comprised of 636 units including land acquisition, is approximately $118.6 million.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2014, the Company's portfolio consisted of interests in ten properties (nine operating properties and one development property), all but one acquired through joint ventures, which are located primarily in the Southeastern United States. These ten properties are comprised of an aggregate of 3,218 units, including a 266-unit development property that began delivering units for move-ins in November 2013. As of June 30, 2014, these properties, exclusive of our development property, were approximately 95% occupied.

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

Because the Company is the sole general partner of its Operating Partnership and has unilateral control over its management and major operating decisions, the accounts of our Operating Partnership are consolidated in its consolidated financial statements. All significant intercompany accounts and transactions are eliminated in consolidation.  The Company will consider future majority owned and controlled joint ventures for consolidation in accordance with the provisions of Topic 810, “Consolidation” of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Certain amounts in prior year presentations have been reclassified to conform with the current period presentation.  Amounts associated with the Company's Enders Place at Baldwin Park property, which was classified as held for sale at December 31, 2013 in the consolidated balance sheet for that period have been reclassified to continuing operations, as the Company no longer has the intent to sell the property. Amounts associated with The Reserve at Creekside Village, a 192-unit garden-style apartment community located in Chattanooga, Tennessee, or the Creekside property, which was sold on March 28, 2014, in the statements of operations for the three and six months ended June 30, 2013 have been reclassified to discontinued operations as a result of the sale.  See Note 3, “Real Estate Assets Held for Sale, Discontinued Operations and Sale of Joint Venture Equity Interests” for further explanation.

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

Readers should be aware that the financial position and operations of the Company have changed significantly at and as of June 30, 2014 from the prior comparable dates and periods due to the Company’s completion of the IPO on April 2, 2014 and the associated contribution transactions.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary of Significant Accounting Policies

There have been no significant changes to the Company’s accounting policies since it filed its audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2013.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  At the property level, these estimates include such items as purchase price allocations of real estate acquisitions, impairment of long-lived assets, depreciation and amortization, and allowance for doubtful accounts.  Actual results could differ from those estimates.

New Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update 2014-09, “Revenue from Contracts with Customers”, (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance when it becomes effective on January 1, 2017. Early adoption is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and are evaluating the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

In April 2014, the FASB issued an update (“ASU 2014-08”) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity to ASC Topic 205, Presentation of Financial Statements and ASC Topic 360, Property Plant and Equipment. Under ASU 2014-08, only disposals that represent a strategic shift that will have a major effect on the entity’s results and operations would qualify as discontinued operations. In addition, ASU 2014-08 expands the disclosure requirements for disposals that meet the definition of a discontinued operation and requires entities to disclose information about disposals of individually of a discontinued operation and requires entities to disclose information about disposals of individually significant components that do not meet the definition of discontinued operations. ASU 2014-08 is effective for interim and annual reporting periods in fiscal years that begin after December 15, 2014. We are currently evaluating the impact of ASU 2014-08 on our consolidated financial statements.

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

The Company periodically classifies real estate assets as held for sale, and these assets and their liabilities are stated separately on the accompanying consolidated balance sheets. The Creekside property was classified as held for sale as of March 28, 2014, on which date the special purpose entity in which the Company holds a 24.706% indirect equity interest sold the Creekside property, as discussed below. As of June 30, 2014, the remaining assets and liabilities were classified as discontinued operations. Amounts associated with the Enders Place at Baldwin Park property, which was classified as held for sale at December 31, 2013 in the consolidated balance sheet for that period have been reclassified to continuing operations, as the Company no longer has the intent to sell the property.

The real estate assets and liabilities of the Creekside property presented as discontinued operations, as of June 30, 2014, were as follows:

Assets Related to Discontinued Operations
June 30, 2014
Other assets	$10,726
Assets related to discontinued operations	$10,726

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Liabilities Related to Discontinued Operations
June 30, 2014
Other liabilities	$475,630
Liabilities related to discontinued operations	$475,630

The following is a summary of the results of operations of the Creekside property classified as discontinued operations at June 30, 2014, for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Total revenues	$-	$522,102	$508,114	$1,038,178
Expenses
Property operating	(49,931)	(158,595)	(165,256)	(318,090)
Management fees	(5,186)	(20,868)	(24,790)	(41,856)
Depreciation and amortization	-	(164,536)	(183,636)	(328,211)
General and administrative	-	-	-	-
Asset management and oversight fees to affiliates	-	(8,309)	(8,040)	(16,617)
Real estate taxes and insurance	-	(89,353)	(95,349)	(178,804)
Equity in operating (loss) earnings of unconsolidated joint ventures	-	20,957	-	-
Operating (Loss) Earnings	$(55,117)	$101,398	$31,043	$154,600
Gain on sale of joint venture interest	-	-	1,006,359	-
Loss on early extinguishment of debt	-	-	(879,583)	-
Interest, net	2	(121,952)	(148,894)	(244,137)
Loss from discontinued operations	$(55,115)	$(20,554)	$8,925	$(89,537)

Sale of Joint Venture Equity Interests

On March 28, 2014, BR Creekside, LLC, a special-purpose entity in which the Company holds a 24.706% indirect equity interest, sold the Creekside property to SIR Creekside, LLC, which is an unaffiliated third party, for $18,875,000, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for payment of the existing mortgage indebtedness encumbering the Creekside property in the approximate amount of $13.5 million and payment of closing costs and fees, excluding disposition fees of approximately $69,946 deferred by the Former Advisor, the sale of the Creekside property generated net proceeds to the Company of approximately $1.2 million based on its proportionate ownership interest.

Note 4 – Consolidated Investments

As of June 30, 2014, the major components of our consolidated real estate properties, Springhouse at Newport News, Grove at Waterford, Enders Place at Baldwin Park, MDA Apartments, Village Green of Ann Arbor, a mid-rise community in development known as 23Hundred @ Berry Hill, North Park Towers and Lansbrook Village, were as follows:

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property	Land	Building and Improvements	Construction in Progress	Furniture, Fixtures and Equipment	Totals
MDA	$9,500,000	$51,557,101	$—	$659,685	$61,716,786
Lansbrook	6,912,000	49,456,641	—	1,175,860	57,544,501
Village Green Ann Arbor	4,200,000	51,290,114	84,723	1,017,273	56,592,110
Springhouse	6,500,000	27,693,513	—	1,167,771	35,361,284
23Hundred@Berry Hill	5,000,000	20,738,728	4,377,453	1,529,487	31,645,668
Grove	3,800,000	24,594,797	2,273	827,780	29,224,850
Enders	5,453,486	22,108,049	—	1,176,975	28,738,510
North Park Towers	1,400,000	13,085,628	—	522,152	15,007,780
	$42,765,486	$260,524,571	$4,464,449	$8,076,983	$315,831,489
Less: Accumulated Depreciation	—	6,670,129	—	1,055,638	7,725,767
Totals	$42,765,486	$253,854,442	$4,464,449	$7,021,345	$308,105,722

Depreciation expense was $2,174,242 and $3,393,465 for the three and six months ended June 30, 2014, respectively and $1,067,163 and $2,130,930 for the three and six months ended June 30, 2013, respectively.

Costs of intangibles related to our consolidated investments in real estate consist of the value of in-place leases and deferred financing costs.  In-place leases are amortized over the remaining term of the in-place leases, approximately a six-month term, and deferred financing costs are amortized over the life of the related loan.  Amortization expense related to our in-place leases and deferred financing costs was $1,663,481 and $1,735,864 for the three and six months ended June 30, 2014, respectively.  Amortization expense related to our in-place leases and deferred financing costs was $408,704 and $1,224,488 for the three and six months ended June 30, 2013, respectively.

Substantially concurrently with the completion of the IPO, we completed a series of related contribution transactions pursuant to which we acquired indirect equity interests in four apartment properties, and a 100% fee simple interest in a fifth apartment property for an aggregate asset value of $152.3 million (inclusive of Oak Crest which is accounted for under the equity method and Springhouse, which has been reported as consolidated for the periods presented). Since the completion of the IPO, the Company purchased an additional property for $58.6 million and made an aggregate of $10.2 million in preferred equity investments in two development projects. The total projected development cost for the two development projects, comprised of 636 units including land acquisition, is approximately $118.6 million.

Note 5 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity during 2014:

Acquisition of North Park Towers

On April 3, 2014, the Company, through BRG North Park Towers, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Operating Partnership, or BRG North Park Towers, acquired all of North Park Towers’, or NPT’s, right, title and interest in a 100% fee simple interest in a 313-unit multifamily property located in Southfield, Michigan, or the NPT Property, pursuant to a contribution agreement, or the NPT Contribution Agreement. As consideration for the 100% fee simple interest of NPT in the NPT Property, or the NPT Consideration, the Operating Partnership issued 282,759 units of limited partnership interest in the Operating Partnership, or OP Units, with an approximate value of $4.1 million (net of assumed mortgages) to NPT, which, subsequent to the one-year anniversary after their receipt by NPT, will be redeemable for cash or exchangeable at the Company’s option for shares of the Company’s Class A common stock on a one-for-one basis, subject to certain adjustments. The NPT Consideration was subject to certain prorations and adjustments typical in a real estate transaction and was based on the value of the equity interest of NPT in the NPT Property, which equity valuation was based on an independent third party appraisal of the NPT Property.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As further consideration for the 100% fee simple interest of NPT in the NPT Property, on April 3, 2014, the Company and the Operating Partnership entered into that certain Joinder By and Agreement of New Indemnitor, or NPT Joinder Agreement, with U.S. Bank National Association, as trustee for the benefit of the holders of COMM 2014-CCRE14 Mortgage Trust Commercial Mortgage Pass-Through Certificates, or the NPT Lender, pursuant to which R. Ramin Kamfar, the Company’s Chairman of the Board and Chief Executive Officer, was released from his obligations under that certain Guaranty of Recourse Obligations dated as of December 24, 2013, and that certain Environmental Indemnity Agreement dated as of December 24, 2013, both of which are related to approximately $11.5 million of indebtedness encumbering the NPT Property, and the Company and the Operating Partnership will serve as replacement guarantors and indemnitors.

In conjunction with the consummation of the NPT Contribution Agreement and the purchase and sale of the NPT Property, BPM received a disposition fee of approximately $468,000, which disposition fee was paid in the form of 32,276 OP Units, which OP Units which would have otherwise been paid to NPT. Additionally, the Former Advisor received an acquisition fee of approximately $390,000 under the Advisory Agreement, which acquisition fee was paid in the form of 26,897 LTIP Units. The Advisory Agreement was terminated in connection with the completion of the IPO.

Acquisition of Interest in Village Green of Ann Arbor

On April 2, 2014, the Company, through BRG Ann Arbor, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Operating Partnership, or BRG Ann Arbor, acquired all of Bluerock Special Opportunity + Income Fund II, LLC’s, or Fund II’s, right, title and interest in and to a 58.6084% limited liability company interest, or the Fund II VG Interest, in BR VG Ann Arbor JV Member, LLC, a Delaware limited liability company, or Ann Arbor JV Member, and all of Bluerock Special Opportunity + Income Fund III, LLC’s, or Fund III’s, right, title and interest in and to a 38.6084% limited liability company interest, or the Fund III VG Interest, in Ann Arbor JV Member, which is the owner and holder of a 50% limited liability company interest in Village Green of Ann Arbor Associates, LLC, a Michigan limited liability company, or VG Ann Arbor, which is the fee simple owner of a 520-unit multifamily property located in Ann Arbor, Michigan, or the Village Green Property. The acquisition of the Fund II VG Interest and the Fund III VG Interest, or collectively, the VG Interests, was made pursuant to a contribution agreement, or the VG Contribution Agreement.

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

In conjunction with the consummation of the VG Contribution Agreement and the purchase and sale of the VG Interests, BR SOIF Manager II, LLC, or Fund II Manager, and BR SOIF III Manager, LLC, or Fund III Manager, received respective disposition fees of approximately $300,000 and $200,000 under the management agreements for Fund II and Fund III, respectively, which disposition fees were paid in the form of 23,322 and 11,523 unregistered shares of the Company’s Class A common stock, which would otherwise have been issued to Fund II and Fund III, respectively. Additionally, the Former Advisor received an acquisition fee of approximately $700,000 under the Advisory Agreement, which was paid in the form of 48,357 LTIP Units. The Advisory Agreement was terminated in connection with the completion of the IPO.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Additional Interest in Springhouse at Newport News

On April 2, 2014, the Company acquired through BEMT Springhouse, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Operating Partnership, all of Bluerock Special Opportunity + Income Fund, LLC's, or Fund I’s, right, title and interest in and to a 49% limited liability company interest, or the Springhouse Interest, in BR Springhouse Managing Member, LLC, a Delaware limited liability company, which is the owner and holder of a 75% limited liability company interest in BR Hawthorne Springhouse JV, LLC, a Delaware limited liability company, which is the sole owner and holder of 100% of the limited liability company interests in BR Springhouse, LLC, a Delaware limited liability company, which is the fee simple owner of a 432-unit multifamily property located in Newport News, Virginia, or the Springhouse Property, in which the Company previously owned a 38.25% indirect equity interest. The acquisition of the Springhouse Interest was made pursuant to a contribution agreement, or the Springhouse Contribution Agreement.

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

In conjunction with the consummation of the Springhouse Contribution Agreement and the purchase and sale of the Springhouse Interest, Bluerock received a disposition fee of approximately $350,000 under the management agreement for Fund I, which disposition fee was paid in cash and deducted from the Springhouse Consideration paid to Fund I. Additionally, the Former Advisor received an acquisition fee of approximately $300,000 under the Advisory Agreement, which acquisition fee was paid in the form of 20,593 LTIP Units. The Advisory Agreement was terminated in connection with the completion of the IPO.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In conjunction with the consummation of the Waterford Contribution Agreement and the purchase and sale of the Waterford Interests, Fund II Manager received a disposition fee of approximately $300,000 under the management agreement for Fund II, which disposition fee was paid in the form of 22,196 unregistered shares of the Company’s Class A common stock, which shares of Class A common stock would otherwise have been issued to Fund II. Further in connection with the Waterford Contribution Agreement and the purchase and sale of the Waterford Interests, Bluerock received a disposition fee of approximately $50,000 under the management agreement for Fund I, which disposition fee was paid in cash and deducted from the amount payable by the Company to Fund I. Additionally, the Former Advisor received an acquisition fee of approximately $450,000 under the Advisory Agreement, which acquisition fee was paid in the form of 30,828 LTIP Units. The Advisory Agreement was terminated in connection with the completion of the IPO.

Acquisition of Interest in Lansbrook Village

On May 23, 2014, Fund II, sold a 32.67% limited liability company interest in BR Lansbrook JV Member, LLC, or BR Lansbrook JV Member, to BRG Lansbrook, LLC, a wholly owned subsidiary of our Operating Partnership, for a purchase price of approximately $5.4 million in cash, and Fund III, sold a 52.67% limited liability company interest in BR Lansbrook JV Member to BRG Lansbrook, LLC, for a purchase price of approximately $8.8 million in cash. BR Lansbrook JV Member is the owner and holder of a 90% limited liability company interest in BR Carroll Lansbrook JV, LLC, which, as of June 30, 2014, owned 576 condominium units being operated as an apartment community within a 774-unit condominium property known as Lansbrook Village located in Palm Harbor, Florida, or the Lansbrook property. As further consideration for the Lansbrook acquisition, the Company was required to provide certain standard scope non-recourse carveout guarantees (and related hazardous materials indemnity agreements) related to approximately $42.0 million of indebtedness encumbering the Lansbrook property through a joinder to the loan agreement. The transaction was unanimously approved by the independent members of our Board. The purchase price paid for the acquired interest was based on the amounts capitalized by Fund II and Fund III in the Lansbrook property plus an 8% annualized return for the period they held their respective interests in BR Lansbrook JV Member. The approximate dollar value attributed to Mr. Kamfar, as a result of his indirect ownership of Bluerock, was $183,689. Fund II and Fund III will continue to own a 7.33% and 7.33%, respectively, limited liability interest in BR Lansbrook JV Member.

The above acquisitions have been accounted for as business combinations. The purchase prices were allocated to the acquired assets and liabilities based on their estimated fair values at the dates of acquisition. The preliminary measurements of fair value reflected below are subject to change. The Company expects to finalize the valuations and complete the purchase price allocations within one year from the dates of acquisition.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the Company's preliminary allocations of the purchase prices of assets acquired and liabilities assumed during 2014 which have yet to be finalized:

Preliminary Purchase Price Allocation
Land	$16,252,000
Building	120,983,328
Building improvements	3,192,975
Land improvements	13,753,490
Furniture and fixtures	3,341,114
In-place leases	4,170,018
Total	$161,692,925

 Note 6 – Equity Method Investments

Following is a summary of the Company’s ownership interest in the investments we report under the equity method of accounting, representative of The Estates at Perimeter/Augusta and the Villas at Oak Crest at June 30, 2014 and December 31, 2013.

Property	Joint Venture Interest	Managing Member LLC Interest	Indirect Equity Interest in Property
The Estates at Perimeter/Augusta	50.00%	50.00%	25.00%
Villas at Oak Crest	93.42%	71.90%	67.17%

The carrying amount of the Company’s investment in The Estates at Perimeter/Augusta and the Villas at Oak Crest unconsolidated joint ventures was $4,255,162 and $1,254,307 as of June 30, 2014 and December 31, 2013, respectively.  Summary unaudited financial information for The Estates at Perimeter/Augusta and the Villas at Oak Crest Balance Sheets as of June 30, 2014 and December 31, 2013 and Operating Statements for the three and six months ended June 30, 2014 and 2013, is as follows:

	June 30, 2014	December 31, 2013
Balance Sheets:
Real estate, net of depreciation	$35,899,614	$22,188,399
Other assets	1,022,263	394,866
Total assets	$36,921,877	$22,583,265

Mortgage payable	$29,759,369	$17,600,839
Other liabilities	576,299	139,465
Total liabilities	$30,335,668	$17,740,304
Stockholders’ equity	6,586,209	4,842,961
Total liabilities and stockholders’ equity	$36,921,877	$22,583,265

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating Statement:
Rental revenues	$1,189,189	$666,864	$1,822,946	$1,317,762
Operating expenses	(507,786)	(247,608)	(771,989)	(437,769)
Income before debt service, acquisition costs, and depreciation and amortization	681,403	419,256	1,050,957	879,993
Mortgage interest	(345,540)	(190,705)	(531,785)	(380,110)
Acquisition costs	-	-	-	-
Depreciation and amortization	(338,147)	(197,400)	(537,918)	(394,069)
Net income	(2,284)	31,151	(18,746)	105,814
Net loss attributable to JV partners	3,121	(28,720)	14,451	(86,951)
	837	2,431	(4,295)	18,863
Amortization of deferred financing costs paid on behalf of joint ventures	(321)	(321)	(642)	(642)

Equity in earnings (loss) of unconsolidated joint ventures	$516	$2,110	$(4,937)	$18,221

Acquisition of Interest in Villas at Oak Crest

On April 2, 2014, the Company, through BRG Oak Crest, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Operating Partnership, acquired all of Fund II’s right, title and interest in and to a 93.432% limited liability company interest, or the Oak Crest Interest, in BR Oak Crest Villas, LLC, a Delaware limited liability company, which is the owner and holder of a 71.9% limited liability company interest in Oak Crest Villas JV, LLC, a Delaware limited liability company, which is the owner and holder of 100% of the limited liability company interests in Villas Partners, LLC, a Delaware limited liability company, which is the fee simple owner of a 209-unit multifamily property located in Chattanooga, Tennessee, or the Oak Crest Property. The acquisition of the Oak Crest Interest was made pursuant to a contribution agreement, or the Oak Crest Contribution Agreement. The Oak Crest Interest is a preferred equity investment that earns a preferred return of 15%.

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

In conjunction with the consummation of the Oak Crest Contribution Agreement and the purchase and sale of the Oak Crest Interest, Fund II Manager received a disposition fee of approximately $200,000 under the management agreement for Fund II, which disposition fee was paid in the form of 15,474 unregistered shares of the Company’s Class A common stock, which shares of Class A common stock would otherwise have been issued to Fund II. Additionally, the Former Advisor received an acquisition fee of approximately $300,000 under the Advisory Agreement, which acquisition fee was paid in the form of 19,343 LTIP Units. The Advisory Agreement was terminated in connection with the completion of the IPO.

Note 7 – Mortgages Payable

The following table summarizes certain information as of June 30, 2014, with respect to the Company’s indebtedness:

Property	Outstanding Principal	Interest Rate		Fixed/ Floating	Maturity Date
Springhouse at Newport News	$22,676,269	5.66%		Fixed	January 1, 2020
Enders Place at Baldwin Park	17,500,000	3.97%		Fixed	November 1, 2022
23Hundred@Berry Hill	22,940,368	3.00	%(1)	Floating	September 30, 2015
MDA City Apartments	37,600,000	5.35%		Fixed	January 1, 2023
Village Green Ann Arbor	43,200,000	3.92%		Fixed	October 1, 2022
Grove at Waterford	20,100,000	3.59%		Fixed	May 1, 2019
North Park Towers	11,500,000	5.65%		Fixed	January 6, 2024
Lansbrook Village	42,000,000	4.45%		Fixed	March 31, 2018
Total	$217,516,637
FMV Adjustment	767,310
Total	$218,283,947

(1) The construction loan is based on a floating rate, which is benchmarked to three-month Libor plus 2.75% during construction and three-month Libor plus 2.50% upon construction completion.

Note 8 – Line of Credit

As of December 31, 2013, the outstanding balance on the Company's working capital line of credit provided by Fund II and Fund III, both of which are affiliates of Bluerock, or the Fund LOC, was $7,571,223.  On April 2, 2014, the Fund LOC was paid in full with the proceeds of the IPO and extinguished. As a result, there is no outstanding balance as of June 30, 2014.

Note 9 – Fair Value of Financial Instruments

As of June 30, 2014 and December 31, 2013, the Company believes the carrying values of cash and cash equivalents and receivables and payables from affiliates, accounts payable, accrued liabilities, distributions payable and mortgages payable approximate their fair values based on their highly-liquid nature and/or short-term maturities, including prepayment options.  As of June 30, 2014, the carrying value and approximate fair value of the mortgages payables, as presented on the balance sheet, were $218.3 million and $219.7 million respectively.  The fair value of mortgages payables is estimated based on the Company’s current interest rates (Level 3 inputs) for similar types of borrowing arrangements.

Note 10 – Related Party Transactions

In connection with the Company’s investments in the Enders Place at Baldwin Park, the Berry Hill and MDA Apartments properties, it entered into the Fund LOC with Fund II and Fund III. Cash payments by the Company on the Fund LOC for the three months ended March 31, 2014 were $186,688, including interest.  At December 31, 2013 and March 31, 2014, the outstanding balance on the Fund LOC was $7,571,223. On April 2, 2014, the Fund LOC was paid in full with the proceeds of the IPO and extinguished.

In connection with the Company’s acquisition of an interest in the Villas at Oak Crest, the Company assumed a receivable of $302,763 from Fund II related to accrued interest on Fund II’s investment in the Villas at Oak Crest prior to the contribution of their interest to the Company. As of June 30, 2014, the Company has recorded a payable to Fund II for this amount.

As of March 31, 2014, we were externally managed by our Former Advisor pursuant to the Advisory Agreement. In connection with the completion of the IPO, we terminated our Advisory Agreement with our Former Advisor, and we entered into a new management agreement, or Management Agreement, with BRG Manager, LLC, an affiliate of Bluerock, or the Manager, on April 2, 2014. The disclosure below describes the terms and conditions of the Management Agreement, which became effective as of April 2, 2014, and the Advisory Agreement, which was effective for the reported periods prior to April 2, 2014.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management Agreement

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

Pursuant to the terms of the Management Agreement, the Manager provides the Company with a management team, including a chief executive officer, president, chief accounting officer and chief operating officer, along with appropriate support personnel, to provide the management services to be provided by the Manager to the Company. None of the officers or employees of the Manager are dedicated exclusively to the Company.

We pay the Manager a base management fee in an amount equal to the sum of: (A) 0.25% of the Company’s stockholders’ existing and contributed equity prior to the IPO and in connection with our contribution transactions, per annum, calculated quarterly based on the Company’s stockholders’ existing and contributed equity for the most recently completed calendar quarter and payable in quarterly installments in arrears in cash, and (B) 1.5% of the equity per annum of the Company’s stockholders who purchase shares of the Company’s Class A common stock, calculated quarterly based on their equity for the most recently completed calendar quarter and payable in quarterly installments in arrears. The base management fee is payable independent of the performance of the Company’s investments. The base management fee expense accrued for the Manager for both the three and six months ended June 30, 2014 was $217,965.

The Company also pays the Manager an incentive fee with respect to each calendar quarter in arrears. The incentive fee will be an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) the Company’s adjusted funds from operations, or AFFO, for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in the IPO and in future offerings and transactions, multiplied by the weighted average number of all shares of the Company’s Class A common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of Class A common stock, LTIP Units, and other shares of common stock underlying awards granted under the Incentive Plans and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to the IPO, and (B) 8%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless AFFO is greater than zero for the four most recently completed calendar quarters, or the number of completed calendar quarters since the closing date of the IPO, whichever is less. For purposes of calculating the incentive fee during the first 12 months after completion of the IPO, AFFO will be determined by annualizing the applicable period following completion of the IPO. One half of each quarterly installment of the incentive fee will be payable in LTIP Units, calculated pursuant to the formula above. The remainder of the incentive fee will be payable in cash or in LTIP Units, at the election of the Board, in each case calculated pursuant to the formula above. Management fee expense of $340,676 was recorded for the three and six months ended June 30, 2014 related to the LTIP units granted in connection with the IPO. There were no incentive fees paid to the Manager during both the three and six months ended June 30, 2014.

The Company is also required to reimburse the Manager for certain expenses and pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During the initial three-year term of the Management Agreement, the Company may not terminate the Management Agreement except as described above or in the following circumstance: At the earlier of (i) three years following the completion of the IPO, and (ii) the date on which the value of the Company’s stockholders’ equity exceeds $250 million, the Board may, but is not obligated to, internalize the Company’s management. The Manager may terminate the Management Agreement if it becomes required to register as an investment company under the Investment Company Act, with such termination deemed to occur immediately before such event, in which case the Company would not be required to pay a termination fee. In addition, if the Company defaults in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to the Company, the Manager may terminate the Management Agreement upon 60 days’ written notice. If the Management Agreement is terminated by the Manager upon a breach by the Company, the Company is required to pay the Manager the termination fee described above.

Advisory Agreement

Prior to the entry by the Company into the Management Agreement upon the completion of the IPO and the concurrent termination of the Advisory Agreement, the Former Advisor performed its duties and responsibilities as the Company’s fiduciary under the Advisory Agreement. The Advisory Agreement had a one-year term expiring October 14, 2014, and was renewable for an unlimited number of successive one-year periods upon the mutual consent of the Company and its Advisor. The Former Advisor conducted the Company’s operations and managed its portfolio of real estate investments under the terms of the Advisory Agreement.

The Former Advisor was entitled to receive a monthly asset management fee for the services it provided pursuant to the Advisory Agreement. On September 26, 2012, the Company amended the Advisory Agreement to reduce the monthly asset management fee from one-twelfth of 1.0% of the higher of the cost or the value of each asset to one-twelfth of 0.65% of the higher of the cost or the value of each asset, where (A) cost equals the amount actually paid, excluding acquisition fees and expenses, to purchase each asset it acquires, including any debt attributable to the asset (including any debt encumbering the asset after acquisition), provided that, with respect to any properties the Company develops, constructs or improves, cost will include the amount expended by the Company for the development, construction or improvement, and (B) the value of an asset is the value established by the most recent independent valuation report, if available, without reduction for depreciation, bad debts or other non-cash reserves.  The asset management fee was based only on the portion of the cost or value attributable to our investment in an asset if the Company did not own all of an asset.

Pursuant to the Advisory Agreement, the Former Advisor was entitled to receive an acquisition fee for its services in connection with the investigation, selection, sourcing, due diligence and acquisition of a property or investment.  On September 26, 2012, the Company amended its Advisory Agreement to increase the acquisition fee from 1.75% to 2.50% of the purchase price. The purchase price of a property or investment was equal to the amount paid or allocated to the purchase, development, construction or improvement of a property, inclusive of expenses related thereto, and the amount of debt associated with such real property or investment. The purchase price allocable for joint venture investments was equal to the product of (1) the purchase price of the underlying property and (2) the Company’s ownership percentage in the joint venture. Total acquisition and disposition expenses of $3,148,729 and $65,462 were incurred during the three months ended June 30, 2014 and June 30, 2013, respectively, of which $2,117,237 and none were for the Former Advisor for the three months ended June 30, 2014 and 2013, respectively.  Total acquisition and disposition expenses of $3,967,789 and $143,018 were incurred during the six months ended June 30, 2014 and June 30, 2013, respectively, of which $2,187,183 and $77,556 were for the Former Advisor for the six months ended June 30, 2014 and 2013, respectively.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company issued 1,000 shares of convertible stock, par value $0.01 per share, to the Former Advisor. Pursuant to the Advisory Agreement, upon completion of the IPO, the convertible stock was convertible to shares of common stock if and when: (A) the Company has made total distributions on the then outstanding shares of its common stock equal to the original issue price of those shares plus an 8% cumulative, non-compounded, annual return on the original issue price of those shares or (B) subject to specified conditions, the Company listed its common stock for trading on a national securities exchange. We listed shares of our Class A common stock on the NYSE MKT on March 28, 2014. At that time, the terms for converting the convertible stock would not be achieved and we amended our charter on March 26, 2014 to remove the convertible stock as an authorized class of our capital stock.

In general, the Company contracts property management services for certain properties directly to non-affiliated third parties, in which event it was to pay the Former Advisor an oversight fee equal to 1% of monthly gross revenues of such properties.

All of the Company’s executive officers and some of its directors are also executive officers, managers and/or holders of a direct or indirect controlling interest in the Manager and other Bluerock-affiliated entities.  As a result, they owe fiduciary duties to each of these entities, their members and limited partners and investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to the Company and its stockholders.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Some of the material conflicts that the Manager or its affiliates face are: 1) the determination of whether an investment opportunity should be recommended to us or another Bluerock-sponsored program or Bluerock-advised investor; 2) the allocation of the time of key executive officers, directors, and other real estate professionals among the Company, other Bluerock-sponsored programs and Bluerock-advised investors, and the activities in which they are involved; 3) the fees received by the Manager and its affiliates in connection with transactions involving the purchase, management and sale of investments regardless of the quality of the asset acquired or the service provided us; and 4) the fees received by the Manager and its affiliates.

During the first quarter of 2014, the Company was reimbursed approximately $508,000 by our Former Advisor for certain organizational and offering costs related to the Company's continuous registered offering on Form S-11 (File No. 333-153135).

Pursuant to the terms of the Advisory Agreement and the Management Agreement, summarized below are the related party amounts payable to our Former Advisor and the Manager, as of June 30, 2014 and December 31, 2013.

	June 30, 2014	December 31, 2013
Amounts Payable to the Former Advisor under our Prior and Terminated Advisory Agreement
Asset management and oversight fees	$404,147	$966,396
Acquisition fees and disposition fees	739,978	801,169
Financing fees	35,670	35,670
Reimbursable operating expenses	3,178	295,146
Reimbursable offering costs	16,116	193,112
Reimbursable organizational costs	—	49,931
Total to the Former Advisor	$1,199,089	$2,341,424

Amounts Payable to the Manager under the New Management Agreement
Base management fee	217,965	—
Total related-party amounts payable to Former Advisor and Manager	$1,417,054	$2,341,424

As of June 30, 2014 and December 31, 2013, we had $311,690 and $17,748, respectively, in payables due to related parties other than our Manager and Former Advisor.

As of June 30, 2014 and December 31, 2013, we had $37,082 and $8,960, respectively, in receivables due to us from related parties other than our Manager and Former Advisor.

Note 11 – Stockholders’ Equity

 Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders, less dividends on restricted stock expected to vest plus gains on redemptions on common stock, by the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the sum of the weighted average number of common shares outstanding and any potential dilutive shares for the period.  Net income (loss) attributable to common stockholders is computed by adjusting net income (loss) for the non-forfeitable dividends paid on non-vested restricted stock.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the components of basic and diluted net loss per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net loss from continuing operations attributable to common stockholders(3)	$(4,480,878)	$(1,175,611)	(5,573,814)	$(2,332,760)
Dividends on restricted stock expected to vest and operating partnership units(3)	(82,820)	(2,618)	(45,111)	(5,417)
Gain on redemption of common stock(2)	—	(300)	—	1,575
Basic net loss from continuing operations attributable to common stockholders(3)	$(4,563,698)	$(1,178,529)	$(5,618,925)	$(2,336,602)
Basic net (loss) income from discontinued operations attributable to common stockholders(3)	$(55,115)	$(20,554)	$8,925	$(89,537)

Weighted average common shares outstanding(3)	5,823,296	1,030,392	3,452,032	1,012,870

Potential dilutive shares(1)	—	—	—	—
Weighted average common shares outstanding and potential dilutive shares(4)	5,823,296	1,030,392	3,452,032	1,012,870

Basic loss from continuing operations per share(3)	$(0.78)	$(1.14)	$(1.63)	$(2.31)
Basic (loss) income from discontinued operations per share(3)	$(0.01)	$(0.02)	$0.00	$(0.09)

Diluted loss from continued operations per share(4)	$(0.78)	$(1.14)	$(1.63)	$(2.31)
Diluted (loss) income from discontinued operations per share(4)	$(0.01)	$(0.02)	$0.00	$(0.09)

The number of shares and per share amounts for the prior period have been retroactively restated to reflect the two reverse stock splits of the Class B common stock discussed below.

(1)  Excludes 5,933 and 6,199 shares of Class B common stock and 279,652 and 140,598 Operating Partnership units for the three and six months ended June 30, 2014, respectively, and 6,593 and 6,859 shares of Class B common stock for the three and six months ended June 30, 2013, respectively, related to non-vested restricted stock and Operating Partnership Units, as the effect would be anti-dilutive.  Also excludes any potential dilution related to the 1,000 shares of convertible stock outstanding as of June 30, 2013, as there would be no conversion into common shares.

(2)   Represents the difference between the fair value and carrying amount of the common stock upon redemption.

(3)   For 2014, amounts relate to Class A, Class B-1, B-2, B-3 common shares and Long-Term Incentive Plan Units outstanding. For 2013, amounts relate to common shares outstanding.

(4)   For 2014, amounts relate to Class A, Class B-1, B-2, B-3 common shares and Operating Partnership and Long-Term Incentive Plan Units outstanding. For 2013, amounts relate to common shares outstanding.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

The Company raised capital in a continuous registered offering, carried out in a manner consistent with offerings of non-listed REITs, from its inception until September 9, 2013, when it terminated the continuous registered offering in connection with the Board of Directors’ consideration of strategic alternatives to maximize value to its stockholders. Through September 9, 2013, the Company had raised an aggregate of $22.6 million in gross proceeds through its continuous registered offering, including its distribution reinvestment plan.

On January 23, 2014, the Company's stockholders approved the second articles of amendment and restatement to our charter, or Second Charter Amendment, that provided, among other things, for the designation of a new share class of Class A common stock, and for the change of each existing outstanding share of our common stock into:

•	1/3 of a share of our Class B-1 common stock; plus
•	1/3 of a share of our Class B-2 common stock; plus
•	1/3 of a share of our Class B-3 common stock.

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

We refer to Class B-1 common stock, Class B-2 common stock and Class B-3 common stock collectively as “Class B” common stock. We listed our Class A common stock on the NYSE MKT on March 28, 2014. Our Class B common stock is identical to our Class A common stock, except that (i) we do not intend to list our Class B common stock on a national securities exchange, and (ii) shares of our Class B common stock will convert automatically into shares of Class A common stock at specified times, as follows:

•	March 23, 2015, in the case of our Class B-1 common stock;
•	September 19, 2015, in the case of our Class B-2 common stock; and
•	March 17, 2016, in the case of our Class B-3 common stock.

Operating Partnership and Long-Term Incentive Plan Units

On April 2, 2014, concurrently with the completion of the IPO, the Company entered into the Second Amended and Restated Agreement of Limited Partnership, or the Partnership Agreement Amendment, of its Operating Partnership, Bluerock Residential Holdings, L.P. Pursuant to the Partnership Agreement Amendment, the Company is the sole general partner of the Operating Partnership and may not be removed as general partner by the limited partners with or without cause. The limited partners of the Operating Partnership, which are also parties to the Partnership Agreement Amendment, are Bluerock REIT Holdings, LLC, our Manager, BR-NPT Springing Entity, LLC, or NPT, Bluerock Property Management, LLC, or BPM, and the Company’s former advisor, Bluerock Multifamily Advisor, LLC, or our Former Advisor, all of which are affiliates of the Company.

Prior to the completion of the IPO, the Company owned, directly and indirectly, 100% of the limited partnership units in the Operating Partnership. Effective as of the completion of the IPO, limited partners other than the Company now own approximately 9.87% of the Operating Partnership.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Stock-based Compensation for Independent Directors

Prior to the Company’s IPO on April 2, 2014, the Company’s independent directors received an automatic grant of 5,000 shares of restricted stock on the initial effective date of the continuous registered offering and received an automatic grant of 2,500 shares of restricted stock when such directors were reelected at each annual meeting of the Company’s stockholders thereafter through the 2013 annual meeting on August 5, 2013. To the extent allowed by applicable law, the independent directors were required to pay any purchase price for these grants of restricted stock. The restricted stock vested 20% at the time of the grant and 20% on each anniversary thereafter over four years from the date of the grant. All restricted stock receive distributions, whether vested or unvested. The value of the restricted stock granted was determined at the date of grant. Commencing with the Company’s IPO, the Directors will no longer receive automatic grants upon appointment or reelection at each annual meeting of the Company’s stockholders.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s non-vested shares as of June 30, 2014, and changes during the six months ended June 30, 2014, is as follows:

Non Vested shares	Shares(1)	Weighted average grant-date fair value(1)
Balance at January 1, 2014	6,593	$150,000
Granted	—	—
Vested	(659)	(15,000)
Forfeited	—	—
Balance at June 30, 2014	5,934	$135,000

(1) The number of shares and per share amounts for the prior period have been retroactively restated to reflect the two reverse stock splits of the Class B common stock discussed above.

At June 30, 2014, there was $93,750 of total unrecognized compensation cost related to unvested restricted stocks granted under the independent director compensation plan. The original cost is expected to be recognized over a period of four years. The total fair value of shares vested during the six months ended June 30, 2014 was $15,000.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Distributions

On December 27, 2013, the Company's Board of Directors authorized, and the Company declared, distributions on its common stock, for the month of January 2014 at a rate of $0.05945211 per share to stockholders of record at the close of business on January 31, 2014. Distributions payable to each stockholder of record were paid in cash on February 3, 2014.

On March 13, 2014, the Company's Board of Directors authorized, and the Company declared, distributions on its common stock, for the month of February 2014, at a rate of $0.05369868 per share for stockholders of record at the end of business on February 28, 2014. Distributions payable to each stockholder of record were paid in cash on or before the 15th day of the following month.

On April 8, 2014, the Company's Board of Directors declared monthly distributions for the second quarter of 2014 equal to a quarterly rate of $0.29 per share on both the Company’s Class A common stock and Class B common stock, payable to the stockholders of record as of April 25, 2014, May 25, 2014 and June 25, 2014, which will be paid in cash on May 5, 2014, June 5, 2014 and July 5, 2014, respectively. Holders of OP and LTIP units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

The declared dividends equal a monthly distributions on the Class A common stock and the Class B common stock as follows: $0.096666 per share for the distributions paid to stockholders of record as of April 25, 2014, $0.096667 per share for the distributions paid to stockholders of record as of May 25, 2014, and $0.096667 per share for the distributions paid to stockholders of record as of June 25, 2014. A portion of each distributions may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare distributions or at this rate.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions for the six months ended June 30, 2014 were as follows:

	Distributions
2014	Declared	Paid
First Quarter
Common Stock	$273,028	$416,491
Class A Common Stock	-	-
Class B-1 Common Stock	-	-
Class B-2 Common Stock	-	-
Class B-3 Common Stock	-	-
OP Units	-	-
LTIP units	-	-
Total	$273,028	$416,491
Second Quarter
Common Stock	$-	$-
Class A Common Stock	1,303,740	869,150
Class B-1 Common Stock	102,549	68,365
Class B-2 Common Stock	102,549	68,365
Class B-3 Common Stock	102,549	68,365
OP Units	82,000	54,667
LTIP units	94,418	62,945
Total	$1,787,805	$1,191,857

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

Note 13 – Economic Dependency

The Company is dependent on its Manager, an affiliate of Bluerock, to provide external management services for certain services that are essential to the Company, including the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of its real estate portfolio; and other general and administrative responsibilities. In the event that the Manager or its affiliates are unable to provide the respective services, the Company will be required to obtain such services from other sources.

Note 14 – Subsequent Events

The Company has performed an evaluation of subsequent events through the date the Company’s consolidated financial statements were issued.  No material subsequent events, other than the items disclosed below, have occurred that required recognition or disclosure in these consolidated financial statements.

Investment in Alexan CityCentre Property

On July 1, 2014, through a wholly-owned subsidiary of our Operating Partnership, we made a convertible preferred equity investment in a multi-tiered joint venture along with Bluerock Growth Fund, LLC (“BGF”), Fund II and Fund III (collectively , the “BRG Co-Investors”), which are affiliates of our Manager, and an affiliate of Trammell Crow Residential (“TCR”), to develop a 340-unit class A, apartment community located in Houston, Texas, to be known as Alexan CityCentre (the “Alexan CityCentre Property”). The material features of the investment in the joint venture and the development project are described below.

For development of the Alexan CityCentre Property and funding of any required reserves, the Company has made a capital commitment of $6,564,557, to acquire 100% of the preferred membership interests in BR T&C BLVD Member, LLC (“BR Alexan Member”) through a wholly-owned subsidiary of the Company’s Operating Partnership, BRG T&C BLVD Houston, LLC (“BRG Alexan”). The BRG Co-Investors’ budgeted development-related capital commitments are as follows: BGF, $6.500 million; Fund II, $6.274 million; and Fund III, $4.360 million, to acquire 37.93%, 36.62% and 25.45% of the common membership interests in the BR Alexan Member, respectively.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the operating agreement for BR Alexan Member, our preferred membership interest earns and shall be paid on a current basis a preferred return at the annual rate of 15.0% times the outstanding amount of our capital contributions made pursuant to our capital commitment. To date (i) we have funded $4,382,974 of our capital commitment leaving $2,181,583 remaining to be funded and (ii) the BRG Co-Investors have funded $14,480,886. BR Alexan Member may call for capital contributions in accordance with the requirements of the development budget for the Alexan CityCentre Property and we are obligated to fund our share of them (limited by the amount of our capital commitment) within ten (10) days of our receipt of written notice of any such capital call, or the preferred return on our outstanding capital contributions shall be reduced to 7.0% annually.

BR Alexan Member is required to redeem our preferred membership interests on the earlier of the date which is six (6) months following the maturity of the construction loan (including any extensions thereof but excluding refinancing), or any acceleration of the construction loan. On the redemption date, BR Alexan Member is required to pay us an amount equal to our outstanding net capital contributions to BR Alexan Member plus any accrued but unpaid preferred return. If BR Alexan Member does not redeem our preferred membership interest in full on the required redemption date, then any of our net capital contributions remaining outstanding shall accrue a preferred return at the rate of 20.0% per annum.

We have the right, in our sole discretion, to convert our preferred membership interest in BR Alexan Member into a common membership interest for a period of six months from and after the date upon which 70% of the units in the Alexan CityCentre Property have been leased (the “Conversion Trigger Date”). Assuming that we and the BRG Co-Investors have made all of our budgeted development-related capital contributions as required, and all accrued preferred returns have been paid to us, upon conversion we will receive a common membership interest of 18.5% of the aggregate common membership interest in BR Alexan Member (the “Expected Interest”), and the membership percentages of the BRG Co-Investors shall be adjusted accordingly. If the facts as of the Conversion Trigger Date are substantially different from the capital investment assumptions resulting in our receipt of the Expected Interest, then we and the BRG Co-Investors are required to confer and determine in good faith a new common membership interest percentage relative to our conversion.

Prior to the exercise of the conversion right, BGF, Fund II and Fund III shall be the managers of BR Alexan Member, and shall have the power and authority to govern the business of BR Alexan Member, subject to the approval of certain “major decisions” by members holding a majority of the membership interests and subject to the further requirement that our economic interests and other rights in and to the Alexan CityCentre Property may not be diluted or altered without our prior written consent.

Investment in UCF Orlando Property

On July 29, 2014, through a wholly owned subsidiary of our Operating Partnership, we made a convertible preferred equity investment in a multi-tiered joint venture along with Fund I, an affiliate of our Manager, and CDP UCFP Developer, LLC, a Georgia limited liability company, a non-affiliated entity, to develop a 296-unit class A apartment community located in Orlando, Florida, located in close proximity to the University of Central Florida and Central Florida Research Park, and will be a featured component of a master-planned, Publix-anchored retail development known as Town Park (the “UCF Orlando Property”). The material features of the investment in the joint venture and the development project are described below.

For development of the UCF Orlando Property and funding of any required reserves, the Company has made a capital commitment of $3,629,345 to acquire 100% of the preferred membership interests in BR Orlando UCFP, LLC (“BR Orlando JV Member”) through a wholly-owned subsidiary of our Operating Partnership, BRG UCFP Investor, LLC.

Under the operating agreement for BR Orlando JV Member, our preferred membership interest earns and shall be paid on a current basis a preferred return at the annual rate of 15.0% on the outstanding amount of our capital contributions made pursuant to our capital commitment. To date (i) we have fully funded our $3,629,345 capital commitment and (ii) Fund I has funded $4,885,290.

We are not required to make any additional capital contributions beyond our capital commitment. However, if BR Orlando JV Member makes an additional capital call and Fund I does not fully fund it, then we may elect to fund such shortfall as an additional capital contribution, in which case those contributions will accrue a preferred return at the annual rate of 20.0% on the outstanding amount of such capital contributions.

BR Orlando JV Member is required to redeem our preferred membership interests on the earlier of the date which is six (6) months following the maturity of the construction loan (including any extensions thereof but excluding refinancing), or any acceleration of the construction loan. On the redemption date, BR Orlando JV Member is required to pay us an amount equal to our outstanding net capital contributions to BR Orlando JV Member plus any accrued but unpaid preferred return. If BR Orlando JV Member does not redeem our preferred membership interest in full on the required redemption date, then any of our net capital contributions remaining outstanding shall accrue preferred return at the rate of 20.0% per annum.

We have the right, in our sole discretion, to convert our preferred membership interest in BR Orlando JV Member into a common membership interest for a period of six (6) months from and after the date upon which 70% of the units in the UCF Orlando Property have been leased (the “Conversion Trigger Date”). Assuming that we and Fund I have made all capital contributions as required, and all accrued preferred returns have been paid to us, upon conversion we will receive a common membership interest of 31% of the aggregate common membership interest in BR Orlando JV Member (the “Expected Interest”), and the membership percentage of Fund I shall be adjusted accordingly. If the facts as of the Conversion Trigger Date are substantially different from the capital investment assumptions resulting in our receipt of the Expected Interest, then we and Fund I are required to confer and determine in good faith a new common membership interest percentage relative to our conversion.

Prior to the exercise of the conversion right, Fund I shall be the manager of BR Orlando JV Member, and shall have the power and authority to govern the business of BR Orlando JV Member, subject to the approval of certain “major decisions” by members holding a majority of the membership interests and subject to the further requirement that our economic interests and other rights in and to the UCF Orlando Property may not be diluted or altered without our prior written consent.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Declaration of Dividends

On July 10, 2014, the Company's Board of Directors declared monthly dividends for the third quarter of 2014 equal to a quarterly rate of $0.29 per share on the Company’s Class A common stock and $0.29 per share on the Company’s Class B common stock, payable to the stockholders of record as of July 25, 2014, August 25, 2014 and September 25, 2014, which will be paid in cash on August 5, 2014, September 5, 2014 and October 5, 2014, respectively. Holders of OP and LTIP units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

The declared dividends equal a monthly dividend on the Class A common stock and the Class B common stock as follows: $0.096667 per share for the dividend paid to stockholders of record as of July 25, 2014, $0.096667 per share for the dividend paid to stockholders of record as of August 25, 2014, and $0.096666 per share for the dividend paid to stockholders of record as of September 25, 2014. A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate.

Distributions Paid

The following distributions were paid to the Company's holders of Class A, Class B-1, Class B-2 and B-3 common stock as well as holders of OP and LTIP units subsequent to June 30, 2014.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Shares	Declaration Date	Record Date	Date Paid	Distributions per Share	Total Distribution
Class A Common Stock	April 8, 2014	June 25, 2014	July 5, 2014	$0.096667	$434,590
Class B-1 Common Stock	April 8, 2014	June 25, 2014	July 5, 2014	$0.096667	$34,184
Class B-2 Common Stock	April 8, 2014	June 25, 2014	July 5, 2014	$0.096667	$34,184
Class B-3 Common Stock	April 8, 2014	June 25, 2014	July 5, 2014	$0.096667	$34,184
OP Units	April 8, 2014	June 25, 2014	July 5, 2014	$0.096667	$27,333
LTIP Units	April 8, 2014	June 25, 2014	July 5, 2014	$0.096667	$31,473
Class A Common Stock	July 10, 2014	July 25, 2014	August 5, 2014	$0.096667	$434,590
Class B-1 Common Stock	July 10, 2014	July 25, 2014	August 5, 2014	$0.096667	$34,184
Class B-2 Common Stock	July 10, 2014	July 25, 2014	August 5, 2014	$0.096667	$34,184
Class B-3 Common Stock	July 10, 2014	July 25, 2014	August 5, 2014	$0.096667	$34,184
OP Units	July 10, 2014	July 25, 2014	August 5, 2014	$0.096667	$27,333
LTIP Units	July 10, 2014	July 25, 2014	August 5, 2014	$0.096667	$31,473
Total					$1,191,896

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the factors included in this Quarterly Report on Form 10-Q, including those set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	use of proceeds of the IPO;

•	the competitive environment in which we operate;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	decreased rental rates or increasing vacancy rates;

•	our ability to lease units in newly acquired or newly constructed apartment properties;

•	potential defaults on or non-renewal of leases by tenants;

•	creditworthiness of tenants;

•	our ability to obtain financing for and complete acquisitions under contract;

•	acquisition risks, including failure of such acquisitions to perform in accordance with projections;

•	the timing of acquisitions and dispositions;

•	the performance of the Bluerock strategic partners in our joint venture investments;

•	potential natural disasters such as hurricanes;

•	national, international, regional and local economic conditions;

•	our ability to pay future distributions;

•	the general level of interest rates;

•	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;

•	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;

•	lack of or insufficient amounts of insurance;

•	our ability to maintain our qualification as a REIT;

•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us or a subsidiary owned by us or acquired by us.

Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this report. All forward-looking statements are made as of the date of this report and the risk that actual results will differ materially from the expectations expressed in this report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this report, whether as a result of new information, future events, changed circumstances or any other reason. The forward-looking statements should be read in light of the risk factors indicated in the section entitled “Risk Factors” beginning on page 27 of our final prospectus, or Prospectus, to our registration statement on Form S-11, as amended (File No. 333-192610), with respect to the IPO. Our Prospectus is dated March 28, 2014, and was filed with the U.S. Securities and Exchange Commission, or SEC, on April 1, 2014 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or Securities Act, and is accessible on the SEC’s website at www.sec.gov.

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

We are externally managed by our Manager, an affiliate of Bluerock. The Company conducts its operations through Bluerock Residential Holdings, L.P., its operating partnership, or Operating Partnership, of which the Company is the sole general partner. The consolidated financial statements include the accounts of the Company and the Operating Partnership.

As of June 30, 2014, our portfolio consisted of interests in ten properties, all but one acquired through joint ventures, located primarily in the Southeastern United States comprised of an aggregate of 3,218 units, including a 266 unit development property that began delivering units for move-ins in November 2013. As of June 30, 2014, these properties, exclusive of our development property, were approximately 95% occupied.

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

Our management is not aware of any other material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio, the multifamily housing industry and real estate generally, which may be reasonably anticipated to have a material impact on the revenues to be derived from the operation of our assets.

Our IPO and Contribution Transactions

The Company raised capital in a continuous registered offering, carried out in a manner consistent with offerings of non-listed REITs, from its inception until September 9, 2013, when it terminated the continuous registered offering in connection with the Board of Directors’ consideration of strategic alternatives to maximize value to its stockholders. Through September 9, 2013, the Company had raised an aggregate of $22.6 million in gross proceeds through its continuous registered offering, including its distribution reinvestment plan.

We subsequently determined to register shares of newly authorized Class A common stock that were to be offered in a firmly underwritten public offering, or the IPO, by filing a registration statement on Form S-11 (File No. 333-192610) with the SEC, on November 27, 2013. On March 28, 2014, the SEC declared the registration statement effective and we announced the pricing of the IPO of 3,448,276 shares of Class A common stock at a public offering price of $14.50 per share for total gross proceeds of $50.0 million. We also granted the underwriters a 30-day option to purchase up to an additional 517,241 shares of Class A common stock at the public offering price, less underwriting discounts and commissions, solely to cover overallotments, if any. The net proceeds of the IPO were approximately $44.4 million after deducting underwriting discounts and commissions and estimated offering costs.

In connection with the IPO, shares of our Class A common stock were listed on the NYSE MKT for trading under the symbol “BRG.” Pursuant to the second articles of amendment and restatement to our charter filed on March 26, 2014, or Second Charter Amendment, each share of our common stock outstanding immediately prior to the listing, including shares sold in our Prior Public Offering and our Follow On Offering, was changed into one-third of a share of each of Class B-1common stock, Class B-2 common stock and Class B-3 common stock. Following the filing of the Second Charter Amendment, we effected a 2.264881-to-1 reverse stock split of our outstanding shares of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock, and on March 31, 2014, we effected an additional 1.0045878-to-1 reverse stock split of our outstanding shares of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock.

Substantially concurrently with the completion of the IPO, we completed a series of related contribution transactions pursuant to which we acquired indirect equity interests in four apartment properties, and a 100% fee simple interest in a fifth apartment property for an aggregate asset value of $152.3 million (inclusive of Oak Crest which is accounted for under the equity method and Springhouse, which has been reported as consolidated for the periods presented). Since the completion of the IPO, the Company purchased an additional property for $58.6 million and made an aggregate of $10.2 million in preferred equity investments in two development projects. The total projected development cost for the two development projects, comprised of 636 units including land acquisition, is approximately $118.6 million.

Our total stockholders’ equity increased $54.5 million from $12.0 million as of December 31, 2013 to $66.5 million as of June 30, 2014.  The increase in our total stockholders’ equity is primarily attributable to the IPO, which increased our stockholders’ equity by $59.2 million partially offset by our net loss of $5.6 million for the six months ended June 30, 2014.

Results of Operations

The following is a summary of our stabilized operating investments as of June 30, 2014:

Multifamily Community	Date Acquired	Number of Units	Our Ownership Interest in Property Owner	Occupancy %	Debt Service Coverage Ratio

Springhouse at Newport News	12/3/2009	432	75.00%	91%	1.83
The Estates at Perimeter/Augusta	9/1/2010	240	25.00%	92%	1.47
Enders Place at Baldwin Park(1)	10/2/2012	220	48.40%	96%	2.70
MDA City Apartments	12/17/2012	190	35.31%	97%	1.51
Village Green of Ann Arbor	4/2/2014	520	48.61%	97%	2.19
Grove at Waterford	4/2/2014	252	60.00%	97%	2.27
North Park Towers	4/3/2014	313	100.00%	96%	2.47
Villas at Oak Crest	4/2/2014	209	67.17%	99%	1.22
Lansbrook Village	5/23/2014	576	76.81%	92%	2.03
Total		2,952		95%	1.97

(1) Included an additional 22 units acquired in April 2014.

In addition, construction of the Berry Hill property is in process, and the property began delivering units for move-ins in November 2013. The Berry Hill property is projected to be stabilized during the third quarter of 2014, and is expected to produce positive cash flow to us once stabilized.

Further, on March 28, 2014, BR Creekside, LLC, a special purpose entity in which the Company holds a 24.706% indirect equity interest, sold The Reserve at Creekside Village property, or the Creekside property, to an unaffiliated third party for $18,875,000. The Creekside property was previously classified as held for sale and discontinued operations.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues increased $4,785,890 from $2,978,819 for the three months ended June 30, 2013 to $7,764,709 for the three months ended June 30, 2014. This increase was due to the various equity interest investments entered into during the second quarter of 2014, accounted for as business combinations and reported for on a consolidated basis, in the Springhouse property and the acquisition of interests in the Village Green of Ann Arbor, Grove at Waterford, North Park Towers and Lansbrook Village properties.

Expenses increased $8,007,679 from $3,273,150 for the three months ended June 30, 2013 to $11,280,829 for the three months ended June 30, 2014. This increase was due to the various equity interest investments entered into during the second quarter of 2014, accounted for as business combinations and reported for on a consolidated basis, in the Springhouse property and the acquisition of interests in the Village Green of Ann Arbor, Grove at Waterford, North Park Towers and Lansbrook Village properties. As a result, virtually all statement of operations expense items increased from the three months ended June 30, 2013 by the following amounts during the three months ended June 30, 2014, property operating expenses by $1,217,615, total management and oversight fees by $584,266, depreciation and amortization by $2,528,051, general and administrative expenses by $20,741, real estate taxes and insurance by $586,739, and acquisition costs by $3,070,267.

Equity in earnings of unconsolidated joint ventures increased $88,070 from a loss of $1,513 for the three months ended June 30, 2013 to income of $86,557 for the three months ended June 30, 2014. This increase is primarily due to the addition one additional equity method investment, in the Oak Crest property, during the second quarter of 2014.

Other expense increased $705,369 from $1,176,583 for the three months ended June 30, 2013 to $1,881,952 for the three months ended June 30, 2014. This increase was primarily due to an increase in interest expense, net, of $837,893 from $1,176,583 for the three months ended June 30, 2013 to $2,014,476 for the three months ended June 30, 2014, partially offset by an increase $132,524 in other income. The increase in interest expense is primarily the result of the increase in mortgage payables resulting from the acquisition of the four additional consolidated equity interests mentioned above.

Loss from discontinued operations increased $34,561 from $20,554 for the three months ended June 30, 2013 to $55,115 for the three months ended June 30, 2014. This increase was primarily due to the wind down activities at our Creekside property, which was sold on March 28, 2014.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues increased $5,055,788 from $5,935,143 for the six months ended June 30, 2013 to $10,990,931 for the six months ended June 30, 2014. This increase was due to the various equity interest investments entered into during the second quarter of 2014 accounted for as business combination and reported for on a consolidated basis, in the Springhouse property and the acquisition of interests in the Village Green of Ann Arbor, Grove at Waterford, North Park Towers and Lansbrook Village properties As a result, revenues increased by $5,055,788 from the six months ended June 30, 2013.

Expenses increased $7,811,148 from $6,818,802 for the six months ended June 30, 2013 to $14,629,950 for the six months ended June 30, 2014. This increase was due to the various equity interest investments entered into during the second quarter of 2014 accounted for as business combination and reported for on a consolidated basis, in the Springhouse property and the acquisition of interests in the Village Green of Ann Arbor, Grove at Waterford, North Park Towers and Lansbrook Village properties. As a result, virtually all statement of operations expense items increased from the six months ended June 30, 2013 by the following amounts during the six months ended June 30, 2014; property operating expenses by $1,557,409, total management and oversight fees by $586,587, depreciation and amortization by $1,920,146, general and administrative expenses by $99,807, real estate taxes and insurance by $640,679, and acquisition costs by $3,006,520.

Equity in earnings of unconsolidated joint ventures increased $28,012 from $52,694 for the six months ended June 30, 2013 to income of $80,706 for the six months ended June 30, 2014. This increase is primarily due to the addition one additional equity method investment, in the Oak Crest property, during the second quarter of 2014.

Other expense increased $681,792 from $2,323,482 for the six months ended June 30, 2013 to $3,005,274 for the six months ended June 30, 2014. This increase was primarily due to an increase in interest expense, net, of $814,316 from $2,323,482 for the six months ended June 30, 2013 to $3,137,798 for the six months ended June 30, 2014, partially offset by an increase of $132,524 in other income. The increase in interest expense is primarily the result of the increase in mortgage payables resulting from the acquisition of the four additional consolidated equity interests mentioned above.

 Income from discontinued operations increased $98,462 from a loss of $89,537 for the six months ended June 30, 2013 to income of $8,925 for the three months ended June 30, 2014. This increase was primarily due a $1,006,359 increase in the gain on the sale of rental property, partially offset by a $879,583 increase in the loss on the early extinguishment of debt and an increase of $28,314 in the loss on the discontinued operation of our Creekside property, which was sold on March 28, 2014.

Property Operations

We define “same store” properties as those that we owned and operated for the entirety of both periods being compared, except for properties that are in the construction or lease-up phases, or properties that are undergoing development or significant redevelopment. We move properties previously excluded from our same store portfolio for these reasons into the same store designation once they have stabilized or the development or redevelopment is complete. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property stabilized upon attainment of 90% physical occupancy, subject loss-to-lease, bad debt and rent concessions.  For comparison of our three and six months ended June 30, 2014 and 2013, the same store properties included properties owned at January 1, 2013, excluding the Berry Hill property, which is under construction. Our same store properties for the three and six months ended June 30, 2014 and 2013 were Springhouse at Newport News, The Estates at Perimeter/Augusta, Enders Place at Baldwin Park and MDA Apartments. Our non-same store properties for the same periods were The Reserve at Creekside Village, Gardens at Hillsboro Village, 23Hundred@Berry Hill, Village Green of Ann Arbor, Villas at Oak Crest, Grove at Waterford, North Park Towers and Lansbrook Village. The Estates at Perimeter/Augusta and Gardens at Hillsboro Village are accounted for under the equity method, but are reflected in our table of net operating income as if they were consolidated. For the three months ended June 30, 2014, the components of same store property revenues, property expenses and net operating income represented by The Estates at Perimeter/Augusta property were $663,591, $258,236 and $405,355, respectively. For the three months ended June 30, 2014, the components of non-same store property revenues, property expenses and net operating income represented by our Gardens at Hillsboro Village property were $0, ($3,692) and $3,692, respectively. For the six months ended June 30, 2014, the components of same store property revenues, property expenses and net operating income represented by The Estates at Perimeter/Augusta property were $1,297,348, $522,439 and $774,909, respectively. For the six months ended June 30, 2014, the components of non-same store property revenues, property expenses and net operating income represented by our Gardens at Hillsboro Village property were $0, ($2,189) and $2,189, respectively. For the three months ended June 30, 2013, the components of same store property revenues, property expenses and net operating income represented by The Estates at Perimeter/Augusta property were $666,864, $247,608 and $419,256, respectively. For the three months ended June 30, 2013, the components of non-same store property revenues, property expenses and net operating income represented by our Gardens at Hillsboro Village property were $951,824, $352,661 and $599,163, respectively. For the six months ended June 30, 2013, the components of same store property revenues, property expenses and net operating income represented by The Estates at Perimeter/Augusta property were $1,317,762, $437,769 and $879,993, respectively. For the six months ended June 30, 2013, the components of non-same store property revenues, property expenses and net operating income represented by our Gardens at Hillsboro Village property were $1,869,059, $678,409 and $1,190,650, respectively. The Estates at Perimeter/Augusta’s financial information can be found at Note 6, "Equity Method Investments" in our Notes to Consolidated Financial Statements. The Gardens at Hillsboro Village property was sold on September 30, 2013.

The following table presents the same store and non-same store results from operations for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Change
	2014	2013	$	%
Property Revenues
Same Store	$3,745,188	$3,645,705	$99,483	2.73%
Non-Same Store	5,204,529	1,473,927	3,730,602	253.11%
Total property revenues	8,949,717	5,119,632	3,830,085	74.81%

Property Expenses
Same Store	1,446,547	1,509,794	(63,247)	-4.19%
Non-Same Store	2,448,472	735,885	1,712,587	232.72%
Total property expenses	3,895,019	2,245,679	1,649,340	73.45%

Same Store NOI	2,298,641	2,135,911	162,730	7.62%
Non-Same Store NOI	2,756,057	738,042	2,018,015	273.43%
Total NOI(1)	$5,054,698	$2,873,953	$2,180,745	75.88%

	Six Months Ended June 30,		Change
	2014	2013	$	%
Property Revenues
Same Store	$7,335,917	$7,252,877	$83,040	1.14%
Non-Same Store	5,981,108	2,907,238	3,073,870	105.73%
Total property revenues	13,317,025	10,160,115	3,156,910	31.07%

Property Expenses
Same Store	3,007,411	2,870,774	136,637	4.76%
Non-Same Store	2,936,784	1,369,892	1,566,892	114.38%
Total property expenses	5,944,195	4,240,666	1,703,529	40.17%

Same Store NOI	4,328,506	4,382,103	(53,597)	-1.22%
Non-Same Store NOI	3,044,324	1,537,346	1,506,978	98.02%
Total NOI(1)	$7,372,830	$5,919,449	$1,453,381	24.55%

(1) See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Same store NOI for the three months ended June 30, 2014 was $2.30 million as compared to $2.14 million in the same period in the prior year. Same store NOI increased 7.6% as compared to the second quarter of the prior year, driven primarily by a 2.7% increase in revenue and a 4.2% decrease in expenses. The increase in same store revenue was primarily attributable to a 2.6% increase in average rent per month, the acquisition of 22 additional units at our Enders property, balanced by a 1.7% decrease in average occupancy, primarily due to underperformance at our Springhouse property as a result of defense spending related market weakness in Newport News, Virginia from the sequester in 2013. In April 2014, some government defense contracts have commenced, and in August 2014, the property has achieved occupancy of 95%. The decrease in same store expenses was primarily attributable to a decrease in repairs and maintenance costs.

Property revenues and property expenses for our non-same store properties increased significantly due to the five properties acquired during the second quarter of 2014. The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Same store NOI for the six months ended June 30, 2014 was $4.33 million as compared to $4.38 million in the same period in the prior year. Same store NOI decreased 1.2% as compared to the same period in prior year, driven primarily by a 1.1% increase in revenue and a 4.8% increase in expenses. The increase in same store revenue was primarily attributable to a 2.1% increase in average rent per month, the acquisition of 22 additional units at our Enders property, balanced by a 1.8 % decrease in average occupancy. The increase in same store expenses was primarily attributable to an increase in utilities expenses, real estate taxes and insurance.

Property revenues and property expenses for our non-same store properties increased significantly due to the five properties acquired during the second quarter of 2014. The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

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

However, NOI should only be used as an alternative measure of our financial performance. The following table reflects same store and non-same store contributions to consolidated NOI, together with a reconciliation of NOI to net loss, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net operating income
Same store	$2,299	$2,136	$4,329	$4,382
Non-same store	2,756	738	3,044	1,537
Total net operating income	5,055	2,874	7,373	5,919
Less:
Interest expense	2,365	1,312	3,637	2,879
Total property income	2,690	1,562	3,736	3,040
Less:
Noncontrolling interest pro-rata share of property income	1,442	1,258	2,129	2,270
Other (income) loss related to JV/MM entities	50	(19)	39	—
Pro-rata share of properties’ income	1,198	323	1,568	770
Less pro-rata share of:
Depreciation and amortization	2,157	632	2,692	1,416
Affiliate loan interest, net	4	275	191	527
Asset management and oversight fees	533	126	658	260
Acquisition and disposition costs	2,852	62	3,339	140
Corporate operating expenses	361	424	892	849
Add pro-rata share of:
Other income	72	—	72	—
Equity in operating earnings of unconsolidated joint ventures	101	—	101	—
Gain on sale of joint venture interest, net of fees	—	—	448	—
Net loss attributable to common stockholders	$(4,536)	$(1,196)	$(5,583)	$(2,422)

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

Under the new Management Agreement with the Manager, which became effective April 2, 2014 and will govern future quarters, expense reimbursements to our Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Because our Manager’s personnel perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, our Manager is paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis. We also pay all operating expenses, except those specifically required to be borne by our Manager under the Management Agreement. We will not reimburse our Manager for the salaries and other compensation of its personnel. In addition, we may be required to pay our pro-rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations.

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

We believe the properties underlying the Company’s real estate investments are performing well and had a portfolio-wide debt service coverage ratio of 1.97x and occupancy of 95% at June 30, 2014. Prior to our IPO, our cash resources had been inadequate to meet our primary liquidity needs as our corporate operating expenses exceeded the cash flow received from our investments in real estate joint ventures. The primary reason for our previous negative operating cash flow had been the amount of our general and administrative expenses relative to the size of our portfolio. These costs included accounting and related fees to our independent auditors, legal fees, costs of being an SEC reporting company, director compensation and director and officer insurance premiums.

The net proceeds of our recently completed IPO provided us with the ability to grow our asset base quickly and better service our general and administrative expenses. The new Management Agreement with our Manager should provide an overall lower fee structure than our previous advisory agreement with our Former Advisor, which we believe will help reduce our corporate general and administrative expenses. Furthermore, we completed the purchase of interests in four properties in April 2014, one property in May and two properties in July with the proceeds from our IPO. As a result, during the three months ended June 30, 2014, we had positive cash flow from operations and positive AFFO. We believe we are positioning the Company to provide a distribution fully covered by funds from operations once we have fully invested funds and stabilized properties.

In general, we believe our available cash balances, the proceeds from the IPO, other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. We expect that the capital we have raised in the IPO and the contribution of additional investments to our portfolio at the initial closing of the IPO, together with borrowings we or our subsidiaries may obtain and the investments and acquisitions we have made and expect to make as a result of the completion of the IPO will have a significant positive impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future investments in and acquisitions of real estate, including our investments in development projects.

We believe we will be able to meet our primary liquidity requirements going forward through:

•	$20.4 million in cash available at June 30, 2014, of which $8.0 million has been committed to our acquisitions of the Alexan CityCentre Property and UCF Orlando Property during July 2014;

•	cash generated from operating activities; and

•	proceeds from future borrowings and offerings, including potential offerings of common and preferred stock and issuances of units of limited partnership interest in our Operating Partnership.

We may also selectively sell assets at appropriate times, which would be expected to generate cash sources for our liquidity needs. In this regard, on March 28, 2014, BR Creekside, LLC, a special-purpose entity in which we hold a 24.706% indirect equity interest sold the Creekside property to SIR Creekside, LLC, an unaffiliated third party, for $18,875,000, subject to certain prorations and adjustments typical in such a real estate transaction. After deduction for payment of the existing mortgage indebtedness encumbering the Creekside property in the approximate amount of $13.5 million and payment of closing costs and fees, excluding disposition fees of approximately $69,946 deferred by our Former Advisor, the sale of the Creekside property generated net proceeds to the Company of approximately $1.2 million based on its proportionate ownership in the Creekside property.

Should our liquidity needs exceed our available sources of liquidity, we believe that we could also sell assets to raise additional cash. In the past, the Company has sold assets to meet its short-term liquidity requirements, including sales of interests in its 23Hundred@BerryHill development project, or the Berry Hill property, during 2013 to fund working capital, distributions to stockholders and payments of our working capital line of credit provided by Fund II and Fund III, both of which are affiliates of Bluerock, pursuant to which we could borrow up to $13.5 million, or the Fund LOC.

To date, our funding obligations for the Berry Hill property have been a significant liquidity requirement, with $2.4 million of equity funded by us as of at June 30, 2014. As of June 30, 2014, we no longer have funding obligations for the Berry Hill property. Construction of the Berry Hill property is in process, and its first Certificates of Occupancy were received and the property began delivering units for move-in in November 2013. The Berry Hill property is projected to be stabilized during the third quarter of 2014, and is expected to produce positive cash flow to us once stabilized.

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

We may seek to utilize credit facilities or loans from unaffiliated parties when possible.  To date, we have relied on borrowing from affiliates to help finance our business activities.   On October 2, 2012, we entered into the Fund LOC pursuant to which we were initially entitled to borrow up to $12.5 million. On March 4, 2013, the Fund LOC was amended to increase the commitment amount thereunder from $12.5 million to $13.5 million, and to extend the initial term by six (6) months to October 2, 2013. On August 13, 2013, the Fund LOC was further amended in connection with our sale of the partial interest in the Berry Hill property, to, among other things, remove the revolving feature of the Fund LOC such that we may not borrow any further thereunder. On August 29, 2013, we extended the maturity date of the Fund LOC to April 2, 2014. At December 31, 2013, the outstanding balance on the Fund LOC was $7,571,223 and no amount was available for borrowing at December 31, 2013. On April 2, 2014, the Fund LOC was paid in full with the proceeds of the IPO and extinguished. We did not view the Fund LOC as a source of liquidity during the six months ended June 30, 2014.

If we are unable to obtain financing on favorable terms or at all, we may have to curtail our investment activities, including acquisitions and improvements, to and developments of, real properties, which could limit our growth prospects. This, in turn, could reduce cash available for distribution to our stockholders and may hinder our ability to raise capital by issuing more securities or borrowing more money. We also may be forced to dispose of assets at inopportune times in order to maintain our REIT qualification and Investment Company Act exemption.

In prior quarters, including the three months ended March 31, 2014, Bluerock has deferred payment by us as needed of asset management fees, acquisition fees and organizational and offering costs incurred by us and has deferred current year reimbursable operating expenses, to support our continued operations.

For the remainder of 2014, the Company expects to maintain a distribution paid on a monthly basis to all of our stockholders at a quarterly rate of $0.29 per share. To the extent the Company continues to pay distributions at this rate, the Company expects to substantially use cash flows from operations to fund distribution payments. The Company’s board of directors will review the distribution rate quarterly, and there can be no assurance that the current distribution level will be maintained. While our policy is generally to pay distributions from cash flow from operations, our distributions through March 31, 2014 have been paid from proceeds from our continuous registered public offering, proceeds from the IPO and sales of assets, and may in the future be paid from additional sources, such as from borrowings. For the three months ended June 30, 2014, 75% of distributions were funded with our cash from operations (including noncontrolling interests) as defined in our Consolidated Statements of Cash Flows.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of June 30, 2014, we own interests in two joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

Cash Flows from Operating Activities

As of June 30, 2014, we owned indirect equity interests in ten real estate properties, (nine operating properties and one development property), eight of which are consolidated for reporting purposes.  During the six months ended June 30, 2014, net cash used in operating activities was $1,438,329.  After the net loss of $6,554,662 was adjusted for $3,951,363 of non-cash items, net cash used in operating activities consisted of the following:

•	Increase in accounts payable and accrued liabilities of $1,819,724;

•	Increase in accounts receivable and other assets of $503,861; and

•	Decrease in our payables due to affiliates of $150,893.

Cash Flows from Investing Activities

During the six months ended June 30, 2014, net cash used in investing activities was $19,530,631, primarily due to the following:

•	$16,650,451 used in acquiring consolidated real estate investments;

•	$2,960,525 used in an investment in an unconsolidated joint venture interest;

•	An increase of $2,425,297 in our restriced cash balance;

•	partially offset by $4,985,424 in cash proceeds received for the sale of the Creekside property.

Cash Flows from Financing Activities

During the six months ended June 30, 2014, net cash provided by financing activities was $38,366,552, primarily due to the following:

•	$43,977,439 raised in our IPO on April 2, 2014;

•	net borrowings of $5,497,216 on mortgages payable;

•	$4,281,250 increase in noncontrolling equity interest additions to consolidated real estate investments;

•	partially offset by $4,370,410 in distributions paid to our joint venture partners;

•	$1,608,348 paid in cash distribution paid to stockholders;

•	$1,525,884 increase in deferred financing costs;

•	and the repayment of $7,571,223 on our terminated line of credit.

Capital Expenditures

The following table summarizes our total capital expenditures for the six months ended June 30, 2014 and 2013:

	For the six months ended June 30,
	2014	2013
New development	$1,901,626	$6,622,057
Redevelopment/renovations	318,801	472,153
Routine capital expenditures	259,355	164,980
Total capital expenditures	$2,479,782	$7,259,190

The majority of our capital expenditures during the six months ended June 30, 2014 relates to the Berry Hill property, our development project, which was acquired in October 2012. First move-ins began in November 2013 and total projected development costs are expected to be approximately $33.7 million, or $126,579 per unit. As of June 30, 2014, 220 units had been completed, with 213 units occupied. As of June 30, 2014, $33.2 million in development costs had been incurred by the Berry Hill property joint venture, of which we have funded our proportionate share of the equity in the amount of $2.4 million.

We define redevelopment and renovation costs as non-recurring capital expenditures for significant projects that upgrade units or common areas and projects that are revenue enhancing for the six months ended June 30, 2014. We define routine capital expenditures as recurring capital expenditures that are incurred at every property and exclude development, investment, revenue enhancing and non-recurring capital expenditures.

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

We have incurred $3,148,729 and $65,462 of acquisition and disposition expense during the three months ended June 30, 2014 and 2013, respectively. Additionally, we have incurred $3,967,789 and $143,018 of acquisition and disposition expense during the six months ended June 30, 2014 and 2013, respectively.

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

The table below presents our calculation of FFO and AFFO for the three and six months ended June 30, 2014 and 2013.

We made no investments, had one full disposition and two partial dispositions in 2013, and have acquired interests in five additional properties during the six months ended June 30, 2014. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss attributable to common stockholders	$(4,535,993)	$(1,196,165)	$(5,582,739)	$(2,422,297)
Add: Pro-rata share of investments
depreciation and amortization(1)	2,157,086	632,168	2,692,142	1,416,365
	(2,378,907)	(563,997)	(2,890,597)	(1,005,932)
Less: Pro-rata share of investments
gain on sale of joint venture interests	—	—	(447,549)	—
FFO	$(2,378,907)	$(563,997)	$(3,338,146)	$(1,005,932)
Add: Pro-rata share of investments
acquisition and disposition costs	2,851,846	62,382	3,339,183	140,103
non-cash equity compensation to directors and officers	336,932	18,750	350,682	37,500
Less: Pro-rata share of normally recurring capital expenditures(2)	(71,050)	(8,203)	(89,616)	(23,636)
AFFO	$738,821	$(491,068)	$262,103	$(851,965)

(1)    The real estate depreciation and amortization amount includes our share of consolidated real estate-related depreciation and amortization of intangibles, less amounts attributable to noncontrolling interests, and our similar estimated share of unconsolidated depreciation and amortization, which is included in earnings of our unconsolidated real estate joint venture investments.

(2)    Normally recurring capital expenditures exclude development, investment, revenue enchancing and non-recurring capital expenditures.

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

Subsequent Events

The Company has performed an evaluation of subsequent events through the date the Company’s consolidated financial statements were issued. Other than the items disclosed in Note 14, “Subsequent Events” to our interim Consolidated Financial Statements for the period ended June 30, 2014, no material events have occurred that required recognition or disclosure in these financial statements.  See Note 14 to our interim Consolidated Financial Statements for discussion.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, we are not required to provide such information.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Accounting Officer, evaluated, as of June 30, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report, you should carefully consider the factors identified in the section entitled “Risk Factors” beginning on page 27 of our final prospectus, or Prospectus, to our registration statement on Form S-11, as amended (File No. 333-192610), with respect to the IPO. Our Prospectus is dated March 28, 2014, and was filed with the U.S. Securities and Exchange Commission, or SEC, on April 1, 2014 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or Securities Act, and is accessible on the SEC’s website at www.sec.gov. These risk factors could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

4.1	LTIP Unit Vesting Agreement, between and among the registrant, Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated April 2, 2014

4.2	Lock-Up Agreement by Bluerock Multifamily Advisor, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014

4.3	Lock-Up Agreement by Bluerock Property Management, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014

4.4	Lock-Up Agreement by Bluerock Real Estate, L.L.C. in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014

4.5	Lock-Up Agreement by Bluerock REIT Holdings, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014

4.6	Lock-Up Agreement by the registrant in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014

4.7	Lock-Up Agreement by Bluerock Residential Holdings, L.P. in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014

4.8	Lock-Up Agreement by Bluerock Special Opportunity + Income Fund II, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014

4.9	Lock-Up Agreement by Bluerock Special Opportunity + Income Fund III, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014

4.10	Lock-Up Agreement by BR SOIF II Manager, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014

4.11	Lock-Up Agreement by BR SOIF III Manager, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014

4.12	Lock-Up Agreement by BRG Manager, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014

4.13	Lock-Up Agreement by BR-NPT Springing Entity, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014

4.14	Lock-Up Agreement by James G. Babb, III in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014

4.15	Lock-Up Agreement by Brian D. Bailey in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014

4.16	Lock-Up Agreement by Gary T. Kachadurian in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014

4.17	Lock-Up Agreement by R. Ramin Kamfar in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014

4.18	Lock-Up Agreement by Michael L. Konig in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014

4.19	Lock-Up Agreement by Ryan S. MacDonald in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014

4.20	Lock-Up Agreement by I. Bobby Majumder in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014

4.21	Lock-Up Agreement by Jordan B. Ruddy in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014

4.22	Lock-Up Agreement by Romano Tio in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014

4.23	Lock-Up Agreement by Christopher J. Vohs in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014

4.24	Indemnification Agreement by and among the registrant, Bluerock Residential Holdings, L.P. and R. Ramin Kamfar, dated April 2, 2014, incorporated by reference to Exhibit 10.14 to the registrant’s Current Report on Form 8-K filed April 8, 2014

4.25	Indemnification Agreement by and among the registrant, Bluerock Residential Holdings, L.P. and Gary T. Kachadurian, dated April 2, 2014, incorporated by reference to Exhibit 10.15 to the registrant’s Current Report on Form 8-K filed April 8, 2014

4.26	Indemnification Agreement by and among the registrant, Bluerock Residential Holdings, L.P. and Michael L. Konig, dated April 2, 2014, incorporated by reference to Exhibit 10.16 to the registrant’s Current Report on Form 8-K filed April 8, 2014

4.27	Indemnification Agreement by and among the registrant, Bluerock Residential Holdings, L.P. and Christopher J. Vohs, dated April 2, 2014, incorporated by reference to Exhibit 10.17 to the registrant’s Current Report on Form 8-K filed April 8, 2014

4.28	Indemnification Agreement by and among the registrant, Bluerock Residential Holdings, L.P. and I. Bobby Majumder, dated April 2, 2014, incorporated by reference to Exhibit 10.18 to the registrant’s Current Report on Form 8-K filed April 8, 2014

4.29	Indemnification Agreement by and among the registrant, Bluerock Residential Holdings, L.P. and Brian D. Bailey, dated April 2, 2014, incorporated by reference to Exhibit 10.19 to the registrant’s Current Report on Form 8-K filed April 8, 2014

4.30	Indemnification Agreement by and among the registrant, Bluerock Residential Holdings, L.P. and Romano Tio, dated April 2, 2014, incorporated by reference to Exhibit 10.20 to the registrant’s Current Report on Form 8-K filed April 8, 2014

10.1	Amended and Restated Limited Liability Company/Joint Venture Agreement of BR VG Ann Arbor JV Member, LLC, between and among BRG Ann Arbor, LLC, Dr. Reza Kamfar and Forough Kamfar, as joint tenants with rights of survivorship, Susan Kamfar and Stephanie Kamfar, effective as of April 2, 2014

10.2	Second Amended and Restated Operating Agreement of Village Green of Ann Arbor Associates, LLC, between and among BR VG Ann Arbor JV Member, LLC, Holtzman Equities # 11 Limited Partnership and JH Village Green LLC, dated September 12, 2012

10.3	Assignment of Membership Interest in BR VG Ann Arbor JV Member, LLC by and between Bluerock Special Opportunity + Income Fund II, LLC and BRG Ann Arbor, LLC, dated April 2, 2014

10.4	Assignment of Membership Interest in BR VG Ann Arbor JV Member, LLC by and between Bluerock Special Opportunity + Income Fund III, LLC and BRG Ann Arbor, LLC, dated April 2, 2014

10.5	Management Agreement between and among Village Green Management Company LLC, and Village Green of Ann Arbor Associates, LLC, dated September 12, 2012

10.6	Consent Agreement by and among the registrant, Village Green of Ann Arbor Associates, LLC, Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund Ill, LLC, BRG Ann Arbor LLC, Bluerock Residential Holdings, L.P., Jonathan Holtzman, and Deutsche Bank Trust Company Americas, as Trustee for the Registered Holders of Wells Fargo Commercial Mortgage Securities Inc. Multifamily Mortgage Pass-Through Certificates, Series 2013-K26, dated April 2, 2014

10.7	Multifamily Loan and Security Agreement by and between Village Green of Ann Arbor Associates, LLC and Keycorp Real Estate Capital Markets, Inc., dated September 12, 2012

10.8	Multifamily Note by and between Village Green of Ann Arbor Associates, LLC and Keycorp Real Estate Capital Markets, Inc., dated September 12, 2012

10.9	Multifamily Mortgage by and between Village Green of Ann Arbor Associates, LLC and Keycorp Real Estate Capital Markets, Inc., dated September 12, 2012

10.10	Guaranty by Jonathan Holtzman, Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC in favor of Keycorp Real Estate Capital Markets, Inc., dated September 12, 2012

10.11	Assignment of Security Instrument by Keycorp Real Estate Capital Markets, Inc. to Federal Home Loan Mortgage Corporation, dated September 12, 2012

10.12	Limited Liability Company Agreement of BR Oak Crest Villas, LLC, by Bluerock Special Opportunity + Income Fund II, LLC, dated December 12, 2011

10.13	First Amendment to Limited Liability Company Agreement of BR Oak Crest Villas, LLC between and among BRG Oak Crest, LLC, Dr. Reza Kamfar and Forough Kamfar, as joint tenants with rights of survivorship, Susan Kamfar and Stephanie Kamfar, effective as of April 2, 2014

10.14	Limited Liability Company Agreement of Oak Crest Villas JV, LLC by and between BR Oak Crest Villas, LLC and Oak Crest Investors, LLC, dated January 31, 2012

10.15	Limited Liability Company Agreement of Villas Partners, LLC by and between Oak Crest Villas JV, LLC, Ryan L. Hanks and Jordan Ruddy, effective as of November 18, 2011

10.16	Assignment of Membership Interest in BR Oak Crest Villas, LLC by and between Bluerock Special Opportunity + Income Fund II, LLC and BRG Oak Crest, LLC, dated April 2, 2014

10.17	Apartment Management Agreement by and between Villas Partners, LLC, and Brookside Properties, Inc., dated March 27, 2012

10.18	Multifamily Note (CME) by and between Villas Partners, LLC, and CBRE Capital Markets, Inc. dated January 31, 2012

10.19	Allonge to Multifamily Note (CME) by and between Villas Partners, LLC, and CBRE Capital Markets, Inc. dated January 31, 2012, made by Federal Home Loan Mortgage Corporation to U.S. Bank National Association as Trustee for the registered holders of Wells Fargo Commercial Mortgage Securities, Inc. Multifamily Mortgage Pass-Through Certificates, Series 2012-K709

10.20	Consent and Modification Agreement Regarding Transfer of Interests by and among Villas Partners, LLC, Ryan Hanks, and U.S. Bank National Association as Trustee for the registered holders of Wells Fargo Commercial Mortgage Securities, Inc. Multifamily Mortgage Pass-Through Certificates, Series 2012-K709, dated April 2, 2014

10.21	Amended and Restated Limited Liability Company Agreement of BR-NPT Springing Entity, LLC by BR-North Park Towers, LLC, dated April 30, 2013

10.22	First Amendment to Amended and Restated Limited Liability Company Agreement of BR-NPT Springing Entity, LLC by BR-North Park Towers, LLC, dated December 24, 2013

10.23	Second Amendment to Amended and Restated Limited Liability Company Agreement of BR-NPT Springing Entity, LLC by BR-North Park Towers, LLC, dated April 2, 2014

10.24	Operating Agreement of NPT Investors, LLC by and among Bluerock Real Estate, L.L.C., the persons set forth on Schedule A thereto and Bluerock Special Opportunity + Income Fund III, LLC, dated April 30, 2013

10.25	Property Management Agreement by and between Bluerock Property Management, LLC and BR-NPT Springing Entity, LLC, dated April 30, 2013

10.26	Note and Mortgage Assumption Agreement by and between U.S. Bank National Association, as trustee for the benefit of the holders of COMM 2014-CCRE14 Mortgage Trust Commercial Mortgage Pass-Through Certificates, BR-NPT Springing Entity, LLC and BRG North Park Towers, LLC, dated April 3, 2014

10.27	Joinder By and Agreement of Original Indemnitor by R. Ramin Kamfar in favor of U.S. Bank National Association, as trustee for the benefit of the holders of COMM 2014-CCRE14 Mortgage Trust Commercial Mortgage Pass-Through Certificate, dated December 24, 2013

10.28	Joinder By and Agreement of Property Manager by Bluerock Property Management, LLC in favor of U.S. Bank National Association, as trustee for the benefit of the holders of COMM 2014-CCRE14 Mortgage Trust Commercial Mortgage Pass-Through Certificate, dated December 24, 2013

10.29	Loan Agreement by and between BR-NPT Springing Entity, LLC and Arbor Commercial Mortgage, LLC, dated December 24, 2013

10.30	Mortgage by and between BR-NPT Springing Entity, LLC and Arbor Commercial Mortgage, LLC, dated December 24, 2013

10.31	Promissory Note by and between BR-NPT Springing Entity, LLC and Arbor Commercial Mortgage, LLC, dated December 24, 2013

10.32	Guaranty of Recourse Obligations by and between R. Ramin Kamfar for the benefit of Arbor Commercial Mortgage, LLC, dated December 24, 2013

10.33	Environmental Indemnity Agreement by and between BR-NPT Springing Entity, LLC and R. Ramin Kamfar in favor of Arbor Commercial Mortgage, LLC, dated December 24, 2013

10.34	Assignment of Leases and Rents by and between BR-NPT Springing Entity, LLC and Arbor Commercial Mortgage, LLC, dated December 24, 2013

10.35	Assignment of Management Agreement and Subordination of Management Fees by and between BR-NPT Springing Entity, LLC and Bluerock Property Management, LLC for the benefit of Arbor Commercial Mortgage, LLC, dated December 24, 2013

10.36	Limited Liability Company/Joint Venture Agreement of BR Waterford JV Member, LLC by and between Bluerock Special Opportunity + Income Fund, LLC and Bluerock Special Opportunity + Income Fund II, LLC, dated February 23, 2012

10.37	First Amendment to Limited Liability Company/Joint Venture Agreement of BR Waterford JV Member, LLC by BRG Waterford, LLC, dated April 2, 2014

10.38	Limited Liability Company/Joint Venture Agreement of Agreement of Bell BR Waterford Crossing JV, LLC, by and between BR Waterford JV Member, LLC and Bell HNW Nashville Portfolio, LLC, dated March 29, 2012

10.39	First Amendment to Limited Liability Company/Joint Venture Agreement of Agreement of Bell BR Waterford Crossing JV, LLC, by and between BR Waterford JV Member, LLC and Bell HNW Nashville Portfolio, LLC, dated April 2, 2014

10.40	Property Management Agreement by and between Bell BR Waterford Crossing JV, LLC and Bell Partners, Inc., dated March 29, 2012

10.41	Assignment of Membership Interest in BR Waterford JV Member, LLC by and between Bluerock Special Opportunity + Income Fund, LLC and BRG Waterford, LLC, dated April 2, 2014

10.42	Assignment of Membership Interest in BR Waterford JV Member, LLC by and between Bluerock Special Opportunity + Income Fund II, LLC and BRG Waterford, LLC, dated April 2, 2014

10.43	First Amendment to Multifamily Loan and Security Agreement by and between Bell BR Waterford Crossing JV, LLC, and Fannie Mae, dated April 2, 2014

10.44	Multifamily Loan and Security Agreement by and between Bell BR Waterford Crossing JV, LLC and CWCapital LLC, now known as Walker & Dunlop, LLC, dated April 4, 2012

10.45	Multifamily Note by and between Bell BR Waterford Crossing JV, LLC and CWCapital LLC, now known as Walker & Dunlop, LLC, dated April 4, 2012

10.46	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between Bell BR Waterford Crossing JV, LLC and CWCapital LLC, now known as Walker & Dunlop, LLC, dated April 4, 2012

10.47	Assignment of Collateral Agreements and Other Loan Documents by and between Bell BR Waterford Crossing JV, LLC and CWCapital LLC, now known as Walker & Dunlop, LLC, dated April 4, 2012

10.48	Assignment of Management Agreement by and among Bell BR Waterford Crossing JV, LLC, CWCapital LLC, now known as Walker & Dunlop, LLC, and Bell Partners Inc., dated April 4, 2012

10.49	Assignment of Security Instrument (Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing) by CWCapital LLC, now known as Walker & Dunlop, LLC, to Fannie Mae, dated April 4, 2012

10.50	Environmental Indemnity Agreement by Bell BR Waterford Crossing JV, LLC in favor of CWCapital LLC, now known as Walker & Dunlop, LLC, dated April 4, 2012

10.51	Guaranty of Non-Recourse Obligations by Bell Partners Inc., Bell HNW Nashville Portfolio, LLC, Bluerock Special Opportunity + Income Fund, LLC and Bluerock Special Opportunity + Income Fund II, LLC in favor of CWCapital LLC, now known as Walker & Dunlop, LLC, dated April 4, 2012

10.52	Membership Interest Purchase Agreement between and among Bluerock Special Opportunity + Income Fund II, LLC, and Bluerock Special Opportunity + Income Fund III, LLC, and Bluerock Residential Holdings, L.P., effective as of May 15, 2014

10.53	Limited Liability Company Agreement of BR Carroll Lansbrook JV, LLC by and between BR Lansbrook JV Member, LLC and Carroll Lansbrook JV Member, LLC, dated February 12, 2014

10.54	Amended and Restated Limited Liability Company Agreement of BR Lansbrook JV Member, LLC between and among BRG Lansbrook, LLC, Bluerock Special Opportunity + Income Fund II, LLC, and Bluerock Special Opportunity + Income Fund III, LLC, dated May 15, 2014

10.55	First Amendment to Limited Liability Company Agreement of BR Carroll Lansbrook JV, LLC by and between BR Lansbrook JV Member, LLC and Carroll Lansbrook JV Member, LLC, dated March 21, 2014

10.56	Property Management Agreement by and between BR Carroll Lansbrook, LLC and Carroll Management Group, LLC, dated March 21, 2014

10.57	Subordination of Property Management Agreement by and among BR Carroll Lansbrook, LLC, Carroll Management Group, LLC and General Electric Capital Corporation, dated March 21, 2014

10.58	Loan Agreement by and between BR Carroll Lansbrook, LLC and General Electric Capital Corporation, dated March 21, 2014

10.59	Promissory Note made by Waterton Lansbrook Venture, L.L.C. to the order of Bank of America, N.A., dated September 28, 2012

10.60	Allonge by Bank of America, N.A. to General Electric Capital Corporation, dated March 19, 2014

10.61	Hazardous Materials Indemnity Agreement by BR Carroll Lansbrook, LLC for the benefit of General Electric Capital Corporation, dated March 21, 2014

10.62	Amended, Restated and Renewal Promissory Note by BR Carroll Lansbrook, LLC in favor of General Electric Capital Corporation, dated March 21, 2014

10.63	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing by and between Waterton Lansbrook Venture, L.L.C. and Bank of America, N.A., dated September 28, 2012

10.64	Amendment to Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, Notice of Future Advance and Spreader Agreement by Waterton Lansbrook Venture, L.L.C. to and in favor of Bank of America, N.A., dated June 17, 2013

10.65	Second Amendment to Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, Notice of Future Advance and Spreader Agreement by Waterton Lansbrook Venture, L.L.C. to and in favor of Bank of America, N.A. dated December 30, 2013

10.66	Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing by BR Carroll Lansbrook, LLC for the benefit of General Electric Capital Corporation, dated March 21, 2014

10.67	Assignment of Mortgage by Bank of America, N.A. to General Electric Capital Corporation, dated March 21, 2014

10.68	Assumption Agreement by and between General Electric Capital Corporation and BR Carroll Lansbrook, LLC, dated March 21, 2014

10.69	Limited Liability Company Agreement of BRG T&C BLVD Houston, LLC, by Bluerock Residential Holdings, L.P., dated June 30, 2014.

10.70	Form of Limited Liability Company Agreement of BR T&C BLVD JV Member, LLC between and among BRG T&C BLVD Houston, LLC, Bluerock Special Opportunity + Income Fund II, LLC, and Bluerock Special Opportunity + Income Fund III, LLC, and Bluerock Growth Fund, LLC, dated June 30, 2014

10.71	Limited Liability Company Agreement of BR T&C BLVD., LLC, by and between HCH 106 Town and County L.P. and BR T&C BLVD JV Member, LLC, dated June 30, 2014

10.72	Development Agreement by and between BR T&C BLVD., LLC and Maple Multi-Family Operations, L.L.C., dated June 30, 2014

10.73	Owner-Contractor Construction Agreement by and between BR T&C Blvd., LLC and Maple Multi-Family TX Contractor, L.L.C., dated June 30, 2014

10.74	Form of Construction Loan Agreement by and between BR T&C BLVD., LLC, Compass Bank, and the lenders that are or become a signatory thereto, dated July 1, 2014

10.75	Form of Guaranty Agreement by and between CFP Residential, L.P. CFH Maple Residential Investor, L.P., VF MultiFamily Holdings, Ltd. VF Residential, Ltd., and Maple Residential, L.P. in favor of Compass Bank and the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014

10.76	Form of Environmental Indemnity Agreement by and between BR T&C BLVD., LLC, Compass Bank, and the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014

10.77	Form of Promissory Note by and between BR T&C BLVD, LLC and Compass Bank, dated July 1, 2014

10.78	Form of Promissory Note by and between BR T&C BLVD, LLC and Patriot Bank, dated July 1, 2014

10.79	Form of Assignment and Subordination of Development Agreement by and between BR T&C BLVD., LLC and Maple Multi-Family Operations, L.L.C. for the benefit of Compass Bank and the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014

10.80	Form of Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between BR T&C BLVD., LLC to Lee Q. Vardaman, Trustee for the benefit of Compass Bank as administrative agent for the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014

10.81	Form of Senior Secured Credit Facility Fee Letter by and between BR T&C BLVD., LLC and Compass Bank as administrative agent for the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014

10.82	Membership Interest Purchase Agreement by and between Catalyst Development Partners II, LLC and TriBridge Residential, LLC, dated December 31, 2013

10.83	Membership Interest Purchase Agreement by and between BR/CDP UCFP Venture, LLC and Catalyst Development Partners II, LLC, dated December 31, 2013

10.84	Amended and Restated Limited Liability Company Agreement of BR Orlando UCFP, LLC, by and between BRG UCFP Investor, LLC and Bluerock Special Opportunity + Income Fund, LLC, dated July 30, 2014

10.85	Development Agreement by and between UCFP Owner, LLC and CDP Developer I, LLC, dated January 31, 2014

10.86	Operating Agreement of BR/CDP UCFP Venture, LLC, by and between CDP UCFP Developer, LLC and BR Orlando UCFP, LLC, dated January 15, 2014

10.87	Limited Liability Company Agreement of BRG UCFP Investor, LLC, by Bluerock Residential Holdings, L.P., dated July 30, 2014

10.88	Assignment, Consent and Subordination of Development Agreement by and among CDP Developer I, LLC, and UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated as of December 15, 2013, and KeyBank National Association, dated as of May 14, 2014

10.89	Construction Loan Agreement by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, and KeyBank National Association, dated as of May 14, 2014

10.90	Promissory Note by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, for the benefit of KeyBank National Association, dated May 14, 2014

10.91	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, for the benefit of KeyBank National Association, dated May 14, 2014

10.92	Assignment of Leases and Rents by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, in favor of KeyBank National Association, dated May 14, 2014

10.93	Assignment of Construction Documents by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, in favor of KeyBank National Association, dated May 14, 2014

10.94	Environmental and Hazardous Substances Indemnity Agreement by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013 and such other unaffiliated third parties as provided therein, for the benefit of KeyBank National Association, dated May 14, 2014

10.95	Subordination Agreement by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, such other unaffiliated third parties as provided therein, and KeyBank National Association, dated May 14, 2014

10.96	Membership Interest Purchase Agreement between and among Waypoint Enders Investors, LP, Waypoint Enders GP, LLC, and Waypoint Bluerock Enders JV, LLC, effective as of May 28, 2014

10.97	Limited Liability Company Agreement of BR Enders Managing Member, LLC, dated as of October 2, 2012, incorporated by reference to Exhibit 10.59 to Post-Effective Amendment No. 12 to the registrant’s Registration Statement on Form S-11 (No. 333-153135)

10.98	Limited Liability Company Agreement of Waypoint Bluerock Enders JV, LLC, dated as of October 2, 2012, incorporated by reference to Exhibit 10.60 to Post-Effective Amendment No. 12 to the registrant’s Registration Statement on Form S-11 (No. 333-153135)

10.99	Amended and Restated Limited Liability Company Agreement of Waypoint Enders Owner, LLC, dated as of October 2, 2012, incorporated by reference to Exhibit 10.61 to Post-Effective Amendment No. 12 to the registrant’s Registration Statement on Form S-11 (No. 333-153135)

10.100	Property Management Agreement by and among Waypoint Enders Owner, LLC and Bridge Real Estate Group, LLC d/b/a Waypoint Management, dated October 2, 2012, incorporated by reference to Exhibit 10.65 to Post-Effective Amendment No. 12 to the registrant’s Registration Statement on Form S-11 (No. 333-153135)

10.101	Asset Management Agreement by and among Waypoint Enders Owner, LLC and Waypoint Residential, LLC dated October 2, 2012, incorporated by reference to Exhibit 10.65 to Post-Effective Amendment No. 12 to the registrant’s Registration Statement on Form S-11 (No. 333-153135)

10.102	Multifamily Note — CME by and between Waypoint Enders Owner, LLC and Jones Lang LaSalle Operations, L.L.C., dated October 2, 2012, incorporated by reference to Exhibit 10.62 to Post-Effective Amendment No. 12 to the registrant’s Registration Statement on Form S-11 (No. 333-153135)

10.103	Multifamily Loan and Security Agreement — CME by and between Waypoint Enders Owner, LLC and Jones Lang LaSalle Operations, L.L.C., dated October 2, 2012, incorporated by reference to Exhibit 10.63 to Post-Effective Amendment No. 12 to the registrant’s Registration Statement on Form S-11 (No. 333-153135)

10.104	Backstop Agreement by and among Robert C. Rohdie, Waypoint Enders Investors, LP, Waypoint Enders GP, LLC and BR Enders Managing Member, LLC, dated October 2, 2012, incorporated by reference to Exhibit 10.64 to Post-Effective Amendment No. 12 to the registrant’s Registration Statement on Form S-11 (No. 333-153135)

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

DATE:	August 13, 2014	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE:	August 13, 2014	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Accounting Officer
(Principal Financial Officer, Principal Accounting Officer)

