Form 10-Q
period 2014-09-30
Bluerock Residential Growth REIT, Inc.
filed 2014-11-12
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Number of shares outstanding of the registrant’s

classes of common stock, as of November 3, 2014:

Class A Common Stock: 7,531,188 shares

Class B-1 Common Stock: 353,630 shares

Class B-2 Common Stock: 353,630 shares

Class B-3 Common Stock: 353,629 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-Q

September 30, 2014

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)

ASSETS
Net Real Estate Investments
Land	$41,425,486	$25,750,000
Buildings and improvements	252,453,904	102,760,752
Construction in progress	229,253	16,695,988
Furniture, fixtures and equipment	8,281,750	2,942,264
Total Gross Operating Real Estate Investments	302,390,393	148,149,004
Accumulated depreciation	(10,036,394)	(4,515,937)
Total Net Operating Real Estate Investments	292,353,999	143,633,067
Operating real estate held for sale, net	14,739,234	19,372,277
Total Net Real Estate Investments	307,093,233	163,005,344
Cash and cash equivalents	7,612,286	2,983,785
Restricted cash	4,214,133	2,002,117
Due from affiliates	543,535	514,414
Accounts receivable, prepaids and other assets	1,783,086	1,433,755
Investments in unconsolidated real estate joint ventures (Note 6)	12,875,514	1,254,307
In-place lease value, net	545,465	—
Deferred financing costs, net	2,131,032	761,515
Non-real estate assets associated with operating real estate held for sale (Note 3)	950,780	—
Assets related to discontinued operations	—	570,855
Total Assets	$337,749,064	$172,526,092

LIABILITIES AND STOCKHOLDERS’ EQUITY
Mortgages payable (Note 7)	$215,314,610	$96,534,338
Mortgage payable associated with operating real estate held-for-sale (Notes 3 and 7)	11,500,000	—
Line of credit (Note 8)	—	7,571,223
Accounts payable	1,624,571	2,397,481
Other accrued liabilities	5,470,103	2,280,133
Due to affiliates	1,783,529	2,254,403
Distributions payable	595,943	143,463
Liabilities associated with operating real estate held for sale	435,279	—
Liabilities related to discontinued operations	364,195	15,262,832
Total Liabilities	237,088,230	126,443,873
Stockholders’ Equity
Preferred stock, $0.01 par value, 250,000,000 shares authorized; none issued and outstanding as of September 30, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, no and 749,999,000 shares authorized as of September 30, 2014 and December 31, 2013, respectively; no and 2,413,811 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	24,138
Common stock - Class A, $0.01 par value, 747,586,185 and no shares authorized as of September 30, 2014 and December 31, 2013, respectively; 4,495,744 and no shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	44,957	—
Common stock - Class B-1, $0.01 par value, 804,605 and no shares authorized as of September 30, 2014 and December 31, 2013, respectively; 353,630 and no shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	3,536	—
Common stock - Class B-2, $0.01 par value, 804,605 and no shares authorized as of September 30, 2014 and December 31, 2013, respectively; 353,630 and no shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	3,536	—
Common stock - Class B-3, $0.01 par value, 804,605 and no shares authorized as of September 30, 2014 and December 31, 2013, respectively; 353,629 and no shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	3,536	—
Nonvoting convertible stock, $0.01 par value per share; no shares authorized, issued or outstanding, as of September 30, 2014 and 1,000 shares authorized, issued and outstanding as of December 31, 2013	—	10
Additional paid-in-capital, net of costs	80,351,364	21,747,713
Cumulative distributions and net losses	(21,348,469)	(9,770,468)
Total Stockholders’ Equity	59,058,460	12,001,393
Noncontrolling Interests
Operating partnership units	3,112,376	—
Partially owned properties	38,489,998	34,080,826
Total Noncontrolling Interests	41,602,374	34,080,826
Total Equity	100,660,834	46,082,219
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$337,749,064	$172,526,092

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Net rental income	$9,184,734	$2,975,101	$19,753,712	$8,754,751
Other property revenues	371,360	84,973	793,313	240,466
Total revenues	9,556,094	3,060,074	20,547,025	8,995,217
Expenses
Property operating	4,067,943	1,306,215	9,008,061	3,881,073
General and administrative	777,796	461,156	2,048,211	1,291,088
Asset management fees	225,081	130,073	547,606	373,859
Acquisition costs	378,415	55,428	3,527,953	198,446
Depreciation and amortization	4,916,833	1,061,685	9,864,187	4,088,893
Total expenses	10,366,068	3,014,557	24,996,018	9,833,359
Operating (loss) income	(809,974)	45,517	(4,448,993)	(838,142)
Other (expense) income
Other income	52,200	—	184,724	—
Equity in income (loss) of unconsolidated joint ventures (Note 6)	411,466	(150,423)	492,172	(97,729)
Equity in gain on sale of unconsolidated joint venture interest	—	1,605,094	—	1,605,094
Interest expense, net	(2,412,948)	(1,137,769)	(5,550,746)	(3,461,251)
Total other (expense) income	(1,949,282)	316,902	(4,873,850)	(1,953,886)

Net (loss) income from continuing operations	(2,759,256)	362,419	(9,322,843)	(2,792,028)

Discontinued operations
Income (loss) on operations of rental property	114,115	(2,674)	(3,736)	(92,211)
Loss on early extinguishment of debt	—	—	(879,583)	—
Gain on sale of joint venture interest	—	—	1,006,359	—
Income (loss) from discontinued operations	114,115	(2,674)	123,040	(92,211)

Net (loss) income	(2,645,141)	359,745	(9,199,803)	(2,884,239)
Net loss attributable to noncontrolling interests
Operating partner units	(116,614)	—	(321,233)	—
Partially owned properties	(381,936)	(171,969)	(1,149,240)	(993,656)
Net loss attributable to noncontrolling interests	(498,550)	(171,969)	(1,470,473)	(993,656)
Net (loss) income attributable to common stockholders	$(2,146,591)	$531,714	$(7,729,330)	$(1,890,583)

(Loss) income per common share - continuing operations(1)
Basic (loss) income per common share	$(0.40)	$0.51	$(1.87)	$(1.76)
Diluted (loss) income per common share	$(0.40)	$0.50	$(1.87)	$(1.76)

Income (loss) per common share – discontinued operations(1)
Basic income (loss) per common share	$0.02	$—	$0.03	$(0.09)
Diluted income (loss) per common share	$0.02	$—	$0.03	$(0.09)

Weighted average basic common shares outstanding(1)	5,877,417	1,048,854	4,269,378	1,024,997
Weighted average diluted common shares outstanding(1)	5,877,417	1,055,762	4,269,378	1,024,997

(1) Share and per share amounts have been restated to reflect the effects of two reverse stock splits of the Company’s Class B common stock, which occurred during the first quarter of 2014. See Note 1, "Organization and Nature of Business" and Note 11, "Stockholders' Equity" for further discussion.

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

	Convertible Stock		Common Stock		Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Class B-3 Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid- in Capital	Cumulative Distributions	Net loss to Common Stockholders'	Noncontrolling Interests	Total Equity
Balance, January 1, 2014	1,000	10	2,413,811	24,138	-	-	-	-	-	-	-	-	21,747,713	(3,659,186)	(6,111,282)	34,080,826	46,082,219

Reverse stock split effect (Note 11)	-	-	(2,413,811)	(24,138)	-	-	353,630	3,536	353,630	3,536	353,629	3,536	13,530	-	-	-	-
Issuance of Class A common stock, net	-	-	-	-	4,495,744	44,957	-	-	-	-	-	-	59,120,775	-	-	-	59,165,732
Issuance of common stock for compensation	-	-	-	-	-	-	-	-	-	-	-	-	36,250	-	-	-	36,250
Issuance of Operating Partnership ("OP") units (Note 11)	-	-	-	-	-	-	-	-	-	-	-	-	666,391	-	-	3,433,609	4,100,000
Issuance of Long-Term Incentive Plan ("LTIP") units (Note 11)	-	-	-	-	-	-	-	-	-	-	-	-	2,117,237	-	-	-	2,117,237
Issuance of LTIP units for compensation	-	-	-	-	-	-	-	-	-	-	-	-	672,047	-	-	-	672,047
Issuance of convertible stock, net	(1,000)	(10)	-	-	-	-	-	-	-	-	-	-	10	-	-	-	-
Contributions, net	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,271,250	4,271,250
Distributions declared	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,848,671)	-	-	(3,848,671)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,976,617)	(4,976,617)
Changes in additional-paid in capital due to acquisitions	-	-	-	-	-	-	-	-	-	-	-	-	(4,022,589)	-	-	-	(4,022,589)
Noncontrolling interest upon acquisition	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,263,779	6,263,779
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,729,330)	(1,470,473)	(9,199,803)

Balance, September 30, 2014	$-	$-	$-	$-	4,495,744	$44,957	353,630	$3,536	353,630	$3,536	353,629	$3,536	$80,351,364	$(7,507,857)	$(13,840,612)	$41,602,374	$100,660,834

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(9,199,803)	$(2,884,239)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,047,823	4,583,563
Amortization of fair value adjustment	(224,808)	(605,081)
Equity in (income) loss of unconsolidated joint ventures	(492,172)	97,729
Equity in gain on sale of real estate asset of unconsolidated joint venture	—	(1,687,594)
Gain on sale of joint venture interests	(1,006,359)	—
Distributions from unconsolidated real estate joint ventures	382,609	263,272
Share-based compensation attributable to directors' stock compensation plan	36,250	73,750
Share-based compensation to Former Advisor – LTIP Units	2,117,237	—
Share-based compensation to Manager – LTIP Units	672,047	—
Changes in operating assets and liabilities:
Due to affiliates	(409,395)	(446,042)
Accounts receivable, prepaids and other assets	(862,498)	(53,220)
Accounts payable and other accrued liabilities	3,303,527	3,446,367
Net cash provided by operating activities	4,364,458	2,788,505
Cash flows from investing activities:
Increase in restricted cash	(2,274,688)	(469,090)
Acquisitions of consolidated real estate investments	(16,850,600)	—
Capital expenditures	(7,434,793)	(13,989,816)
Proceeds from sale of joint venture interests	4,985,424	2,000,040
Purchase of interests from noncontrolling members	(15,446,754)	—
Investment in unconsolidated joint venture	(8,512,394)	—
Net cash used in investing activities	(45,533,805)	(12,458,866)
Cash flows from financing activities:
Distributions to common stockholders	(3,396,191)	(743,464)
Distributions to noncontrolling interests	(4,976,617)	(755,623)
Noncontrolling equity interest contributions to consolidated real estate investments	4,271,250	920,908
Borrowings on mortgages payable	15,566,403	8,658,880
Repayments on mortgages payable	(237,843)	(367,065)
(Repayments of) borrowings under line of credit	(7,571,223)	1,200,019
Deferred financing fees	(1,835,370)	10,814
Net proceeds from issuance of common stock	43,977,439	405,897
Payments to redeem common stock	—	(98,425)
Net cash provided by financing activities	45,797,848	9,231,941
Net increase (decrease) in cash and cash equivalents	4,628,501	(438,420)
Cash and cash equivalents at beginning of period	2,983,785	2,789,163
Cash and cash equivalents at end of period	$7,612,286	$2,350,743
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest, net of interest capitalized of $143,003 for the nine months ended September 30, 2014	$5,399,814	$3,125,776
Supplemental Disclosure of Noncash Investing and Financing Activities:
Distributions payable	$595,943	$139,499
Redemptions payable	$—	$169,366
Accrued offering costs	$634,611	$680,852
Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan including $14,276 declared but not yet reinvested at September 30, 2013	$—	$443,034
Receivable for common stock issuances pursuant to the distribution reinvestment plan	$—	$(14,276)
Line of credit release and extension fee	$—	$175,356
Reduction of line of credit balance in exchange for sale of joint venture equity interest	$—	$5,524,412
Mortgages assumed upon property acquisitions	$116,800,000	$-
Class A common stock issued upon property acquisitions	$15,188,293	$-
OP Units issued for property acquisition	$4,100,000	$-

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

The Company conducts its operations through Bluerock Residential Holdings, L.P., its operating partnership, or Operating Partnership, of which the Company has a 90.13% ownership interest and is the sole general partner. The consolidated financial statements include the accounts of the Company, the Operating Partnership and the subsidiaries of the Operating Partnership. The use of the words "we", "us" or "our" refers to Bluerock Residential Growth REIT, Inc. and the Operating Partnership, except where the context requires otherwise. Bluerock Real Estate L.L.C., or Bluerock, is our sponsor.

The Company raised capital in a continuous registered offering, carried out in a manner consistent with offerings of non-listed REITs, from its inception until September 9, 2013, when it terminated the continuous registered offering in connection with the Company’s Board of Directors’, or Board’s, consideration of strategic alternatives to maximize value to its stockholders. Through September 9, 2013, the Company had raised an aggregate of $22.6 million in gross proceeds through its continuous registered offering, including its distribution reinvestment plan.

The Company subsequently determined to register shares of newly authorized Class A common stock to be offered in a firmly underwritten public offering, or the IPO, by filing a registration statement on Form S-11 (File No. 333-192610) with the U.S. Securities and Exchange Commission, or the SEC, on November 27, 2013. On March 28, 2014, the SEC declared the registration statement effective and we announced the pricing of the IPO of 3,448,276 shares of Class A common stock at a public offering price of $14.50 per share for total gross proceeds of $50.0 million. The net proceeds of the IPO, which closed on April 2, 2014, were approximately $44.4 million after deducting underwriting discounts and commissions and estimated offering costs.

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

Substantially concurrently with the completion of the IPO, the Company completed a series of related contribution transactions pursuant to which it acquired indirect equity interests in four apartment properties, and a 100% fee simple interest in a fifth apartment property for an aggregate asset value of $152.3 million (inclusive of The Villas at Oak Crest property, which is accounted for under the equity method and the Springhouse at Newport News property, in which we already owned an interest and which has been reported as consolidated for the periods presented). Since the completion of the IPO, the Company purchased an additional property for $58.6 million and made an aggregate commitment of $10.2 million, $8.5 million of which has been funded as of October 27, 2014, in preferred equity investments in two development projects with a total of 636 units. The total projected development cost for the two development projects, including land acquisition, is approximately $118.6 million.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company registered additional shares of its Class A common stock to be offered in a firmly underwritten public offering, or the Follow-On Offering, by filing a registration statement on Form S-11 (File No. 333-198770) with the SEC on September 16, 2014. On October 2, 2014, the SEC declared the registration statement effective and we announced the pricing of the Follow-On Offering at a public offering price of $11.90 per share. We closed the Follow-On Offering of 3,035,444 shares of Class A common stock, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters, on October 8, 2014. Net proceeds of the Follow-On Offering were approximately $33.1 million after deducting underwriting discounts and commissions and estimated offering costs.

As of September 30, 2014, the Company's portfolio consisted of interests in twelve properties (ten operating properties and two development properties), all but four acquired through joint ventures. The Company’s ten operating properties are comprised of an aggregate of 3,223 units. As of September 30, 2014, these properties, exclusive of our development properties, were approximately 96% occupied.

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

Certain amounts in prior year presentations have been reclassified to conform with the current period presentation.  Amounts associated with the Company's Enders Place at Baldwin Park property, which was classified as held for sale at December 31, 2013 in the consolidated balance sheet for that period, have been reclassified to continuing operations, as the Company no longer has the intent to sell the property. As a result of the sale of The Reserve at Creekside Village, a 192-unit garden-style apartment community located in Chattanooga, Tennessee, or the Creekside property, on March 28, 2014, amounts associated with the Creekside property in the statements of operations for the three and nine months ended September 30, 2013 have been reclassified to discontinued operations. See Note 3, “Real Estate Assets Held for Sale, Discontinued Operations and Sale of Joint Venture Equity Interests” for further explanation.

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

Readers should be aware that the financial position and operations of the Company have changed significantly at and as of September 30, 2014 from the prior comparable dates and periods due to the Company’s completion of the IPO on April 2, 2014, the associated contribution transactions and subsequent acquisitions.

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

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU No. 2014-08”). ASU No. 2014-08 limits discontinued operations reporting to disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs: a) the component of an entity or group of components of an entity meets the criteria to be classified as held for sale; b) the component of an entity or group of components of an entity is disposed of by sale; and c) the component of an entity or group of components of an entity is disposed of other than by sale. ASU No. 2014-08 also requires additional disclosures about discontinued operations. ASU No. 2014-08 is effective for reporting periods beginning after December 15, 2014. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company early adopted ASU No. 2014-08 for the reporting period beginning January 1, 2014. As a result of the adoption of ASU No. 2014-08, results of operations for properties that are classified as held for sale in the ordinary course of business on or subsequent to January 1, 2014 would generally be included in continuing operations on the Company’s consolidated statements of operations, to the extent such disposals did not meet the criteria for classification as a discontinued operation. Additionally, any gain or loss on sale of real estate that do not meet the criteria for classification as a discontinued operation would be presented, on the consolidated statements of operations, in continuing operations. ASU No. 2014-08 did not have an impact on the presentation of the Company’s financial statements upon adoption. Early adoption is not permitted for assets that have previously been reported as held for sale in the consolidated financial statements. Therefore, application of this new guidance was not permitted for the Company’s Creekside property, which was reported as held for sale in the Company’s Annual Report on Form 10-K for the twelve month period ended December 31, 2013 and in the Company’s Quarterly Report on Form 10-Q for the three month period ended March 31, 2014.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 – Real Estate Assets Held for Sale, Discontinued Operations and Sale of Joint Venture Equity Interests

Real Estate Assets Held for Sale and Discontinued Operations

Prior to the Company’s early adoption of ASU No. 2014-08, as of January 1, 2014, the Company had reported its Creekside property as held for sale in the Company’s Annual Report on Form 10-K for the twelve month period ended December 31, 2013 and in the Company’s Quarterly Report on Form 10-Q for the three month period ended March 31, 2014. On March 28, 2014, the special purpose entity in which the Company held a 24.706% indirect equity interest sold the Creekside property, as discussed below. As early adoption was not permitted for assets that have previously been reported as held for sale in the consolidated financial statements and the property has been sold, the remaining assets and liabilities were classified as discontinued operations as of and for the three and nine month periods ended September 30, 2014. On August 28, 2014, the Company’s Investment Committee approved the plan to sell the North Park Towers property and the Company classified amounts related to the property as held for sale. Amounts associated with the Enders Place at Baldwin Park property, which was classified as held for sale at December 31, 2013 in the consolidated balance sheet for that period, have been reclassified to continuing operations, as the Company no longer has current plans to sell the property.

The real estate assets and liabilities of the North Park Towers property are presented as held for sale in the Company’s consolidated balance sheet as of September 30, 2014. The real estate assets and liabilities of the Creekside property are presented as discontinued operations as of September 30, 2014 and December 31, 2013.

Property Classified as Discontinued Operations

The following is a summary of the results of operations of the Creekside property classified as discontinued operations at September 30, 2014, for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Total revenues	$—	$549,874	$508,114	$1,588,052
Expenses
Property operating	114,115	(164,754)	(75,931)	(524,700)
Depreciation and amortization	—	(166,459)	(183,636)	(494,670)
Asset management and oversight fees to affiliates	—	(8,308)	(8,040)	(24,925)
Real estate taxes and insurance	—	(91,492)	(95,349)	(270,296)
Income on operations of rental property	$114,115	$118,861	$145,158	$273,461
Gain on sale of joint venture interest	—	—	1,006,359	—
Loss on early extinguishment of debt	—	—	(879,583)	—
Interest, net	—	(121,535)	(148,894)	(365,672)
Income (loss) from discontinued operations	$114,115	$(2,674)	$123,040	$(92,211)

Sale of Joint Venture Equity Interests

On March 28, 2014, BR Creekside, LLC, a special-purpose entity in which the Company holds a 24.706% indirect equity interest, sold the Creekside property to SIR Creekside, LLC, an unaffiliated third party, for $18,875,000, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for payment of the existing mortgage indebtedness encumbering the Creekside property in the approximate amount of $13.5 million and payment of closing costs and fees, excluding disposition fees of approximately $69,946 deferred by the Former Advisor, the sale of the Creekside property generated net proceeds to the Company of approximately $1.2 million based on its proportionate ownership interest.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Consolidated Investments

As of September 30, 2014, the major components of our consolidated real estate properties, MDA Apartments, Lansbrook Village, Village Green of Ann Arbor, Springhouse at Newport News, 23Hundred@Berry Hill, Grove at Waterford, Enders Place at Baldwin Park and North Park Towers were as follows:

Property	Land	Building and Improvements	Construction in Progress	Furniture, Fixtures and Equipment	Total
MDA Apartments	$9,500,000	$51,557,101	$—	$680,982	$61,738,083
Lansbrook Village	6,972,000	49,770,752	—	1,262,528	58,005,280
Village Green of Ann Arbor	4,200,000	51,321,384	214,804	1,156,357	56,892,545
Springhouse at Newport News	6,500,000	27,738,911	—	1,206,633	35,445,544
23Hundred@Berry Hill	5,000,000	25,361,478	—	1,877,436	32,238,914
Grove at Waterford	3,800,000	24,596,229	14,449	838,873	29,249,551
Enders Place at Baldwin Park	5,453,486	22,108,049	—	1,258,941	28,820,476
	$41,425,486	$252,453,904	$229,253	$8,281,750	$302,390,393
Less: accumulated depreciation – continuing operations	—	8,609,679	—	1,426,715	10,036,394
Total continuing operations	$41,425,486	$243,844,225	$229,253	$6,855,035	$292,353,999
North Park Towers – held for sale	1,400,000	13,139,984	—	524,231	15,064,215
Less: accumulated depreciation – held for sale	—	270,522	—	54,459	324,981
Total held for sale	$1,400,000	$12,869,462	$—	$469,772	$14,739,234
Total	$42,825,486	$256,713,687	$229,253	$7,324,807	$307,093,233

Depreciation expense was $2,635,608 and $6,029,073 for the three and nine months ended September 30, 2014, respectively, and $1,070,824 and $3,201,754 for the three and nine months ended September 30, 2013, respectively.

Intangibles related to our consolidated investments in real estate consist of the value of in-place leases and deferred financing costs.  In-place leases are amortized over the remaining term of the in-place leases, approximately a six-month term, and deferred financing costs are amortized over the life of the related loan.  Amortization expense related to our in-place leases and deferred financing costs was $2,281,225 and $4,017,089 for the three and nine months ended September 30, 2014, respectively.  Amortization expense related to our in-place leases and deferred financing costs was $157,321 and $1,381,809 for the three and nine months ended September 30, 2013, respectively.

Substantially concurrently with the completion of the IPO, the Company completed a series of related contribution transactions pursuant to which it acquired indirect equity interests in four apartment properties, and a 100% fee simple interest in a fifth apartment property for an aggregate asset value of $152.3 million (inclusive of Oak Crest, which is accounted for under the equity method, and Springhouse, in which we already owned an interest and which has been consolidated for the periods presented). Since the completion of the IPO, the Company purchased an additional property for $58.6 million and made an aggregate commitment of $10.2 million, $8.5 million of which has been funded as of October 27, 2014, in preferred equity investments in two development projects with a total of 636 units. The total projected development cost for the two development projects, including land acquisition, is approximately $118.6 million.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity during 2014:

Acquisition of North Park Towers

On April 3, 2014, the Company, through BRG North Park Towers, LLC, a Delaware limited liability company and a wholly owned subsidiary of the Operating Partnership, or BRG North Park Towers, acquired all of North Park Towers’, or NPT’s, right, title and interest in a 100% fee simple interest in a 313-unit multifamily property located in Southfield, Michigan, or the NPT Property, pursuant to a contribution agreement, or the NPT Contribution Agreement. As consideration for the 100% fee simple interest of NPT in the NPT Property, or the NPT Consideration, the Operating Partnership issued 282,759 units of limited partnership interest in the Operating Partnership, or OP Units, with an approximate value of $4.1 million (net of assumed mortgages) to NPT, which, subsequent to the one-year anniversary after their receipt by NPT, will be redeemable for cash or exchangeable, at the Company’s option, for shares of the Company’s Class A common stock on a one-for-one basis, subject to certain adjustments. The NPT Consideration was subject to certain prorations and adjustments typical in a real estate transaction and was based on the value of the equity interest of NPT in the NPT Property, which equity valuation was based on an independent third party appraisal of the NPT Property.

As further consideration for the 100% fee simple interest of NPT in the NPT Property, on April 3, 2014, the Company and the Operating Partnership entered into a Joinder By and Agreement of New Indemnitor, or NPT Joinder Agreement, with U.S. Bank National Association, as trustee for the benefit of the holders of COMM 2014-CCRE14 Mortgage Trust Commercial Mortgage Pass-Through Certificates, or the NPT Lender, pursuant to which R. Ramin Kamfar, the Company’s Chairman of the Board and Chief Executive Officer, was released from his obligations under a Guaranty of Recourse Obligations Agreement dated as of December 24, 2013, and an Environmental Indemnity Agreement dated as of December 24, 2013, both of which are related to approximately $11.5 million of indebtedness encumbering the NPT Property, and the Company and the Operating Partnership serve as replacement guarantors and indemnitors.

In conjunction with the consummation of the NPT Contribution Agreement and the purchase and sale of the NPT Property, BPM received a disposition fee of approximately $468,000, which was paid in the form of 32,276 OP Units, which OP Units would have otherwise been paid to NPT. Additionally, the Former Advisor received an acquisition fee of approximately $390,000 under the Advisory Agreement, which acquisition fee was paid in the form of 26,897 LTIP Units. The Advisory Agreement was terminated in connection with the completion of the IPO.

On August 28, 2014, the Company’s Investment Committee approved the plan to sell the North Park Towers property and the Company classified amounts related to the property as held for sale.

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

As further consideration for the VG Interests, on April 2, 2014, the Company entered into a Consent Agreement with Deutsche Bank Trust Company Americas, as Trustee for the Registered Holders of Wells Fargo Commercial Mortgage Securities Inc. Multifamily Mortgage Pass-Through Certificates, Series 2013-K26, or the VG Lender, VG Ann Arbor, Fund II, Fund III, BRG Ann Arbor, the Operating Partnership and Jonathan Holtzman, which Consent Agreement released Fund II and Fund III from their obligations under a Guaranty entered into with the VG Lender, related to an approximate $43.2 million loan originally made by KeyCorp Real Estate Capital Markets, Inc., which loan encumbers the Village Green Property.

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

As further consideration for the Springhouse Interest, on April 2, 2014, the Company entered into an Indemnity Agreement with James G. Babb, III and R. Ramin Kamfar, pursuant to which, subject to certain exceptions, the Company agreed to indemnify and hold Mr. Babb and Mr. Kamfar, or collectively, the Guarantors, harmless from and against any loss, claim, liability or cost incurred by the Guarantors, or either of them, pursuant to the terms of those certain Guaranties provided by the Guarantors in conjunction with the indebtedness encumbering the Springhouse Property in the original principal amount of $23.4 million, or the Springhouse Loan, and the terms of a Backstop Agreement pursuant to which the Guarantors and other guarantors of the Springhouse Loan agreed to allocate amongst themselves liability which they might incur under the Guaranties or other guaranties provided in conjunction with the Springhouse Loan and to which the other guarantors are a party.

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

As further consideration for the Waterford Interests, the Company entered into an Assumption and Release Agreement, or the Release Agreement, related to approximately $20.1 million of indebtedness encumbering the Waterford Property, which Release Agreement provides for the assumption by the Company of the obligations of Fund I and Fund II under the terms of a Guaranty of Non-Recourse Obligations Agreement dated April 4, 2012, related to an approximate $20.1 million loan originally made by Walker & Dunlop, LLC, as subsequently assigned to Fannie Mae, which loan encumbers the Waterford Property.

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

Acquisition of Interest in Lansbrook Village

On May 23, 2014, Fund II, sold a 32.67% limited liability company interest in BR Lansbrook JV Member, LLC, or BR Lansbrook JV Member, to BRG Lansbrook, LLC, a wholly owned subsidiary of our Operating Partnership, for a purchase price of approximately $5.4 million in cash, and Fund III, sold a 52.67% limited liability company interest in BR Lansbrook JV Member to BRG Lansbrook, LLC, for a purchase price of approximately $8.8 million in cash. BR Lansbrook JV Member is the owner and holder of a 90% limited liability company interest in BR Carroll Lansbrook JV, LLC, which, as of September 30, 2014, owned 579 condominium units being operated as an apartment community within a 774-unit condominium property known as Lansbrook Village located in Palm Harbor, Florida, or the Lansbrook property. As further consideration for the Lansbrook acquisition, the Company was required to provide certain standard scope non-recourse carveout guarantees (and related hazardous materials indemnity agreements) related to approximately $42.0 million of indebtedness encumbering the Lansbrook property through a joinder to the loan agreement. The purchase price paid for the acquired interest was based on the amounts capitalized by Fund II and Fund III in the Lansbrook property plus an 8% annualized return for the period they held their respective interests in BR Lansbrook JV Member. The approximate dollar value attributed to Mr. Kamfar, as a result of his indirect ownership of Bluerock, was $183,689. Both Fund II and Fund III will continue to each own a 7.33% and 7.33%, respectively, limited liability interest in BR Lansbrook JV Member.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Additional Interest in Enders Property

As of June 30, 2014, through a joint venture, we held a 48.4% indirect equity interest in the Enders property.

On September 10, 2014, through the Enders property joint venture, the Company acquired an additional 41.1% indirect interest in the Enders property in exchange for approximately $4.4 million in cash and approximately $8.0 million in additional financing proceeds, such that the Company currently holds an indirect 89.5% interest therein.

Preliminary Purchase Price Allocation

The identifiable assets and liabilities associated with the acquisitions of the following properties: North Park Towers, Village Green of Ann Arbor, Grove at Waterford and Lansbrook Village, are based upon management's best available information at the time of the preparation of the financial statements. However, the business acquisition accounting for these properties is not complete and accordingly, such estimates of the value of acquired assets and liabilities are provisional until the valuation is finalized. Therefore, the provisional measurements of fair value reflected are subject to change and such changes could be significant. The Company expects to finalize the valuation and complete the purchase price allocation as soon as practical, but no later than one year from the acquisition dates.

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

The following table summarizes the amounts of the assets acquired and liabilities assumed at the acquisition date. The amounts listed below reflect provisional amounts that will be updated as information becomes available.

Preliminary Purchase Price Allocation
Land	$16,252,000
Building	120,983,328
Building improvements	3,192,975
Land improvements	13,753,490
Furniture and fixtures	3,341,114
In-place leases	4,170,018
Total assets acquired	$161,692,925
Mortgages assumed	$116,800,000
Total liabilities acquired	$116,800,000

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Equity Method Investments

Following is a summary of the Company’s ownership interest in the investments we report under the equity method of accounting, which consists of The Estates at Perimeter/Augusta, the Villas at Oak Crest, UCF Orlando and Alexan CityCentre at September 30, 2014 and December 31, 2013. The carrying amount of the Company’s equity method investments as of September 30, 2014 and December 31, 2013 is summarized in the table below:

Property	September 30, 2014	December 31, 2013
The Estates at Perimeter/Augusta	$1,143,422	$1,212,456
Villas at Oak Crest	3,177,674	—
Alexan CityCentre	4,883,049	—
UCF Orlando	3,629,345	—
Other	42,024	41,851
Total	$12,875,514	$1,254,307

The Company’s investments in the Villas at Oak Crest, UCF Orlando and Alexan CityCentre represent preferred equity investments and are summarized in the table below:

Property	Current Pay Annualized Preferred Return	Accrued Annualized Preferred Return	Total Annualized Preferred Return
Villas at Oak Crest	10.5%	4.5%	15.0%
Alexan CityCentre	15.0%	—	15.0%
UCF Orlando	15.0%	—	15.0%

The equity in income (loss) of unconsolidated joint ventures of the Company’s equity method investments for the three and nine months ended September 30, 2014 and 2013 is summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
Property	2014	2013	2014	2013
The Estates at Perimeter/Augusta	$8,196	$7,607	$4,170	$25,828
Villas at Oak Crest	100,385	—	214,260	—
Alexan CityCentre	181,096	—	181,096	—
UCF Orlando	92,474	—	92,474	—
Other	29,315	(158,030)	172	(123,557)
Equity in income (loss) of unconsolidated joint venture	$411,466	$(150,423)	$492,172	$(97,729)

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary unaudited financial information for The Estates at Perimeter/Augusta Balance Sheets as of September 30, 2014 and December 31, 2013 and Operating Statements for the three and nine months ended September 30, 2014 and 2013, is as follows:

Property	Joint Venture Interest	Managing Member LLC Interest	Indirect Equity Interest in Property
The Estates at Perimeter/Augusta	50.00%	50.00%	25.00%

	September 30, 2014	December 31, 2013
Balance Sheets:
Real estate, net of depreciation	$21,729,673	$22,188,399
Other assets	409,884	394,866
Total assets	$22,139,557	$22,583,265

Mortgage payable	$17,371,089	$17,600,839
Other liabilities	210,846	139,465
Total liabilities	$17,581,935	$17,740,304
Stockholders’ equity	4,557,622	4,842,961
Total liabilities and stockholders’ equity	$22,139,557	$22,583,265

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating Statement:
Rental revenues	$694,499	$654,563	$1,991,847	$1,972,325
Operating expenses	(263,976)	(229,350)	(786,415)	(667,119)
Income before mortgage interest, acquisition costs, and depreciation and amortization	430,523	425,213	1,205,432	1,305,206
Mortgage interest	(188,713)	(192,007)	(562,437)	(572,117)
Depreciation and amortization	(204,146)	(198,720)	(604,515)	(592,789)
Net income	37,664	34,486	38,480	140,300
Net income attributable to JV partners	(29,147)	(26,558)	(33,347)	(113,509)
Net income attributable to the company	8,517	7,928	5,133	26,791
Amortization of deferred financing costs paid on behalf of joint ventures	(321)	(321)	(963)	(963)

Equity in income of unconsolidated joint venture	$8,196	$7,607	$4,170	$25,828

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

Investment in Alexan CityCentre Property

On July 1, 2014, through a wholly-owned subsidiary of our Operating Partnership, we made a convertible preferred equity investment in a multi-tiered joint venture along with Bluerock Growth Fund, LLC, or BGF, Fund II and Fund III (collectively , the “BRG Co-Investors”), which are affiliates of our Manager, and an affiliate of Trammell Crow Residential, or TCR, to develop a 340-unit class A, apartment community located in Houston, Texas, to be known as Alexan CityCentre.

For development of the Alexan CityCentre property and funding of any required reserves, the Company has made a capital commitment of $6,564,557, to acquire 100% of the preferred membership interests in BR T&C BLVD Member, LLC, or the BR Alexan Member, through a wholly-owned subsidiary of the Company’s Operating Partnership, BRG T&C BLVD Houston, LLC, or BRG Alexan. The BRG Co-Investors’ budgeted development-related capital commitments are as follows: BGF, $6.500 million; Fund II, $6.274 million; and Fund III, $4.360 million, to acquire 37.93%, 36.62% and 25.45% of the common membership interests in the BR Alexan Member, respectively.

Under the operating agreement for BR Alexan Member, our preferred membership interest earns and shall be paid on a current basis a preferred return at the annual rate of 15.0% times the outstanding amount of our capital contributions made pursuant to our capital commitment. As of September 30, 2014 (i) we have funded $4,883,049 of our capital commitment leaving $1,681,508 remaining to be funded and (ii) the BRG Co-Investors have funded $15,140,005. BR Alexan Member may call for capital contributions in accordance with the requirements of the development budget for the Alexan CityCentre property and we are obligated to fund our share of them (limited by the amount of our capital commitment) within ten (10) days of our receipt of written notice of any such capital call, or the preferred return on our outstanding capital contributions shall be reduced to 7.0% annually.

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

We have the right, in our sole discretion, to convert our preferred membership interest in BR Alexan Member into a common membership interest for a period of six months from and after the date upon which 70% of the units in the Alexan CityCentre property have been leased, or the Alexan Conversion Trigger Date. Assuming that we and the BRG Co-Investors have made all of our budgeted development-related capital contributions as required, and all accrued preferred returns have been paid to us, upon conversion we will receive a common membership interest of 18.5% of the aggregate common membership interest in BR Alexan Member, or the Alexan Expected Interest, and the membership percentages of the BRG Co-Investors shall be adjusted accordingly. If the facts as of the Alexan Conversion Trigger Date are substantially different from the capital investment assumptions resulting in our receipt of the Alexan Expected Interest, then we and the BRG Co-Investors are required to confer and determine in good faith a new common membership interest percentage relative to our conversion.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investment in UCF Orlando Property

On July 29, 2014, through a wholly-owned subsidiary of our Operating Partnership, we made a convertible preferred equity investment in a multi-tiered joint venture along with Fund I, an affiliate of our Manager, and CDP UCFP Developer, LLC, a Georgia limited liability company and non-affiliated entity, to develop a 296-unit class A apartment community located in Orlando, Florida, located in close proximity to the University of Central Florida and Central Florida Research Park, and will be a featured component of a master-planned, Publix-anchored retail development known as Town Park, or the UCF Orlando property.

For development of the UCF Orlando property and funding of any required reserves, the Company has made a capital commitment of $3,629,345 to acquire 100% of the preferred membership interests in BR Orlando UCFP, LLC, or BR Orlando JV Member, through a wholly-owned subsidiary of our Operating Partnership, BRG UCFP Investor, LLC.

Under the operating agreement for BR Orlando JV Member, our preferred membership interest earns and shall be paid on a current basis a preferred return at the annual rate of 15.0% on the outstanding amount of our capital contributions made pursuant to our capital commitment. To date we have fully funded our $3,629,345 capital commitment and Fund I has funded $4,885,290.

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

We have the right, in our sole discretion, to convert our preferred membership interest in BR Orlando JV Member into a common membership interest for a period of six (6) months from and after the date upon which 70% of the units in the UCF Orlando property have been leased, or the Orlando Conversion Trigger Date. Assuming that we and Fund I have made all capital contributions as required, and all accrued preferred returns have been paid to us, upon conversion we will receive a common membership interest of 31% of the aggregate common membership interest in BR Orlando JV Member, or the Orlando Expected Interest, and the membership percentage of Fund I shall be adjusted accordingly. If the facts as of the Orlando Conversion Trigger Date are substantially different from the capital investment assumptions resulting in our receipt of the Orlando Expected Interest, then we and Fund I are required to confer and determine in good faith a new common membership interest percentage relative to our conversion.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Mortgages Payable

The following table summarizes certain information as of September 30, 2014, with respect to the Company’s indebtedness:

Property	Outstanding Principal	Interest Rate	Fixed/ Floating	Maturity Date
Springhouse at Newport News	$22,598,208	5.66%	Fixed	January 1, 2020
Enders Place at Baldwin Park(1)	25,500,000	4.30%	Fixed	November 1, 2022
23Hundred@Berry Hill(2)	23,244,674	3.00%	Floating	September 30, 2015
MDA Apartments	37,600,000	5.35%	Fixed	January 1, 2023
Village Green of Ann Arbor	43,200,000	3.92%	Fixed	October 1, 2022
Grove at Waterford	20,100,000	3.59%	Fixed	May 1, 2019
Lansbrook Village	42,357,485	4.45%	Fixed	March 31, 2018
Total	$214,600,367
Fair value adjustments	714,243
Total continuing operations	$215,314,610
North Park Towers – held for sale	11,500,000	5.65%	Fixed	January 6, 2024
Total	$226,814,610

(1) The principal includes a $17,500,000 loan at a 3.97% interest rate and an $8,000,000 supplemental loan at a 5.01% interest rate.

(2) The loan is based on a floating rate, which is benchmarked to three-month Libor plus 2.50% and may be extended for two additional twelve month periods at the option of the borrower.

Note 8 – Line of Credit

As of December 31, 2013, the outstanding balance on the Company's working capital line of credit provided by Fund II and Fund III, both of which are affiliates of Bluerock, or the Fund LOC, was $7,571,223.  On April 2, 2014, the Fund LOC was paid in full with the proceeds of the IPO and extinguished. There is no outstanding balance as of September 30, 2014.

Note 9 – Fair Value of Financial Instruments

As of September 30, 2014 and December 31, 2013, the Company believes the carrying values of cash and cash equivalents and receivables and payables from affiliates, accounts payable, accrued liabilities and distributions payable approximate their fair values based on their highly-liquid nature and/or short-term maturities, including prepayment options.  As of September 30, 2014, the carrying value and approximate fair value of the mortgages payable, as presented on the consolidated balance sheet, were $226.8 million and $227.8 million, respectively, inclusive of the North Park Towers mortgage payable.  The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs, as defined in ASC Topic 820, “Fair Value Measurement”) for similar types of borrowing arrangements.

Note 10 – Related Party Transactions

In connection with the Company’s investments in the Enders Place at Baldwin Park, Berry Hill and MDA Apartments properties, it entered into the Fund LOC with Fund II and Fund III. As of December 31, 2013, the outstanding balance on the Company's working capital line of credit provided by Fund II and Fund III, both of which are affiliates of Bluerock, or the Fund LOC, was $7,571,223.  On April 2, 2014, the Fund LOC was paid in full with the proceeds of the IPO and extinguished. There is no outstanding balance as of September 30, 2014.

In connection with the Company’s acquisition of an interest in the Villas at Oak Crest, the Company assumed a receivable of $302,763 from Fund II related to accrued interest on Fund II’s investment in the Villas at Oak Crest prior to the contribution of their interest to the Company. As of September 30, 2014, the Company has a payable to Fund II for this amount.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2014, we were externally managed by our Former Advisor pursuant to the Advisory Agreement. In connection with the completion of the IPO, we terminated our Advisory Agreement with our Former Advisor, and we entered into a new management agreement, or Management Agreement, with BRG Manager, LLC, an affiliate of Bluerock, or the Manager, on April 2, 2014. The terms and conditions of the Management Agreement, which became effective as of April 2, 2014, and the Advisory Agreement, which was effective for the reported periods prior to April 2, 2014, are described below.

Management Agreement

The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the investment guidelines and other policies that are approved and monitored by the Company’s board of directors, or the Board. The Manager’s role as manager is under the supervision and direction of the Board. Specifically, the Manager is responsible for (1) the selection, purchase and sale of the Company’s portfolio investments, (2) the Company’s financing activities, and (3) providing the Company with advisory services.

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

We pay the Manager a base management fee in an amount equal to the sum of: (A) 0.25% of the Company’s stockholders’ existing and contributed equity prior to the IPO and in connection with our contribution transactions, per annum, calculated quarterly based on the Company’s stockholders’ existing and contributed equity for the most recently completed calendar quarter and payable in quarterly installments in arrears in cash, and (B) 1.5% of the equity per annum of the Company’s stockholders who purchase shares of the Company’s Class A common stock, calculated quarterly based on their equity for the most recently completed calendar quarter and payable in quarterly installments in arrears. The base management fee is payable independent of the performance of the Company’s investments. The base management fee expense for the Manager was $213,180 and $431,145 for the three and nine months ended September 30, 2014, respectively.

The Company also pays the Manager an incentive fee with respect to each calendar quarter in arrears. The incentive fee will be an amount, not less than zero, equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) the Company’s adjusted funds from operations, or AFFO, for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in the IPO and in future offerings and transactions, multiplied by the weighted average number of all shares of the Company’s Class A common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of Class A common stock, LTIP Units, and other shares of common stock underlying awards granted under the Incentive Plans and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to the IPO or in the contribution transactions, and (B) 8%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless AFFO is greater than zero for the four most recently completed calendar quarters, or the number of completed calendar quarters since the closing date of the IPO, whichever is less. For purposes of calculating the incentive fee during the first 12 months after completion of the IPO, AFFO will be determined by annualizing the applicable period following completion of the IPO. One half of each quarterly installment of the incentive fee will be payable in LTIP Units, calculated pursuant to the formula above. The remainder of the incentive fee will be payable in cash or in LTIP Units, at the election of the Board, in each case calculated pursuant to the formula above. Management fee expense of $331,371 and $672,047 was recorded for the three and nine months ended September 30, 2014 related to the LTIP Units granted in connection with the IPO. There were no incentive fees paid to the Manager during either the three or nine months ended September 30, 2014.

The Company is also required to reimburse the Manager for certain expenses and pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The initial term of the Management Agreement expires on April 2, 2017 (the third anniversary of the closing of the IPO), and will be automatically renewed for a one-year term on each anniversary date thereafter unless previously terminated in accordance with the terms of the Management Agreement. Following the initial term of the Management Agreement, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance that is materially detrimental to the Company, or (2) the Company’s determination that the fees payable to the Manager are not fair, subject to the Manager’s right to prevent such termination due to unfair fees by accepting a reduction of the fees agreed to by at least two-thirds of the Company’s independent directors. The Company must provide 180 days’ prior notice of any such termination. Unless terminated for cause, as further described in the Management Agreement, the Manager will be paid a termination fee equal to three times the sum of the base management fee and incentive fee earned, in each case, by the Manager during the 12-month period immediately preceding such termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination. The Company may also terminate the Management Agreement at any time, including during the initial term, without the payment of any termination fee, for cause with 30 days’ prior written notice from the Board.

During the initial three-year term of the Management Agreement, the Company may not terminate the Management Agreement except as described above or in the following circumstance: At the earlier of (i) April 2, 2017 (three years following the completion of the IPO), and (ii) the date on which the value of the Company’s stockholders’ equity exceeds $250 million, the Board may, but is not obligated to, internalize the Company’s management. The Manager may terminate the Management Agreement if it becomes required to register as an investment company under the Investment Company Act, with such termination deemed to occur immediately before such event, in which case the Company would not be required to pay a termination fee. In addition, if the Company defaults in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to the Company, the Manager may terminate the Management Agreement upon 60 days’ written notice. If the Management Agreement is terminated by the Manager upon a breach by the Company, the Company is required to pay the Manager the termination fee described above.

Prior and Terminated Advisory Agreement

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Pursuant to the Advisory Agreement, the Former Advisor was entitled to receive an acquisition fee for its services in connection with the investigation, selection, sourcing, due diligence and acquisition of a property or investment.  On September 26, 2012, the Company amended its Advisory Agreement to increase the acquisition fee from 1.75% to 2.50% of the purchase price. The purchase price of a property or investment was equal to the amount paid or allocated to the purchase, development, construction or improvement of a property, inclusive of expenses related thereto, and the amount of debt associated with such real property or investment. The purchase price allocable for joint venture investments was equal to the product of (1) the purchase price of the underlying property and (2) the Company’s ownership percentage in the joint venture. Total acquisition and disposition expenses of $362,819 and $399,284 were incurred during the three months ended September 30, 2014 and 2013, respectively, of which none and $399,284 were for the Former Advisor for the three months ended September 30, 2014 and 2013, respectively.  Total acquisition and disposition expenses of $4,330,608 and $542,302 were incurred during the nine months ended September 30, 2014 and 2013, respectively, of which $2,187,183 and $476,840 were for the Former Advisor for the nine months ended September 30, 2014 and 2013, respectively.

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

In addition to the fees payable to the Former Advisor, the Company reimbursed the Former Advisor for all reasonable expenses incurred in connection with services provided to the Company, subject to the limitation that it would not reimburse any amount that would cause the Company’s total operating expenses at the end of the four preceding fiscal quarters to exceed the greater of 2% of our average invested assets or 25% of its net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period.  Notwithstanding the above, the Company was permitted to reimburse amounts in excess of the limitation if a majority of its independent directors determined such excess amount was justified based on unusual and non-recurring factors. If such excess expenses were not approved by a majority of the Company’s independent directors, the Former Advisor was required to reimburse us at the end of the four fiscal quarters the amount by which the aggregate expenses during the period paid or incurred by us exceeded the limitations provided above.  The Company was not permitted to reimburse the Former Advisor for personnel costs in connection with services for which the Former Advisor received acquisition, asset management or disposition fees.  Due to the limitation discussed above and because operating expenses incurred directly by the Company exceeded the 2% threshold, the Board, including all of its independent directors, reviewed the total operating expenses for the four fiscal quarters ended December 31, 2013 and the Company’s total operating expenses for the four fiscal quarters ended March 31, 2014 and unanimously determined the excess amounts to be justified because of the costs of operating a public company in its early stage of operation and the Company’s initial difficulties with raising capital, which are expected to be non-recurring.  As the Board has previously approved such expenses, all operating expenses for the year ended 2013 and the three months ended March 31, 2014 have been expensed as incurred.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In general, under the Advisory Agreement, the Company contracted property management services for certain properties directly to non-affiliated third parties, in which event it was to pay the Former Advisor an oversight fee equal to 1% of monthly gross revenues of such properties.

All of the Company’s executive officers and some of its directors are also executive officers, managers and/or holders of a direct or indirect controlling interest in the Manager and other Bluerock-affiliated entities.  As a result, they owe fiduciary duties to each of these entities, their members, limited partners and investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to the Company and its stockholders.

Some of the material conflicts that the Manager or its affiliates face are: 1) the determination of whether an investment opportunity should be recommended to us or another Bluerock-sponsored program or Bluerock-advised investor; 2) the allocation of the time of key executive officers, directors, and other real estate professionals among the Company, other Bluerock-sponsored programs and Bluerock-advised investors, and the activities in which they are involved; and 3) the fees received by the Manager and its affiliates.

During the first quarter of 2014, the Company was reimbursed approximately $508,000 by our Former Advisor for certain organizational and offering costs related to the Company's continuous registered offering on Form S-11 (File No. 333-153135).

Pursuant to the terms of the Advisory Agreement and the Management Agreement, summarized below are the related party amounts payable to our Former Advisor and the Manager, as of September 30, 2014 and December 31, 2013.

	September 30, 2014	December 31, 2013
Amounts Payable to the Former Advisor under our Prior and Terminated Advisory Agreement
Asset management and oversight fees	$404,147	$966,396
Acquisition fees and disposition fees	739,978	801,169
Financing fees	35,670	35,670
Reimbursable operating expenses	—	295,146
Reimbursable offering costs	—	193,112
Reimbursable organizational costs	—	49,931
Total payable to the Former Advisor	$1,179,795	$2,341,424

Amounts Payable to the Manager under the New Management Agreement
Base management fee	213,180	—
Reimbursable operating expenses	81,856	—
Total related-party amounts payable to Former Advisor and Manager	$1,474,831	$2,341,424

As of September 30, 2014 and December 31, 2013, we had $308,698 and $17,748, respectively, in payables due to related parties other than our Manager and Former Advisor.

As of September 30, 2014 and December 31, 2013, we had $543,535 and $8,960, respectively, in receivables due to us from related parties other than our Manager and Former Advisor.

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

The following table reconciles the components of basic and diluted net loss per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net (loss) income from continuing operations attributable to common stockholders(3)	$(2,260,706)	$534,388	(7,852,370)	$(1,798,372)
Dividends on restricted stock expected to vest and OP Units(3)	(90,485)	(2,773)	(135,596)	(8,409)
Gain on redemption of common stock(2)	—	—	—	1,575
Basic net (loss) income from continuing operations attributable to common stockholders(3)	$(2,351,191)	$531,615	$(7,987,966)	$(1,805,206)
Basic net income (loss) from discontinued operations attributable to common stockholders(3)	$114,115	$(2,675)	$123,040	$(92,211)

Weighted average common shares outstanding(3)	5,877,417	1,048,854	4,269,378	1,024,997

Potential dilutive shares(1)	—	6,908	—	—
Weighted average common shares outstanding and potential dilutive shares(4)	5,887,417	1,055,762	4,269,378	1,024,997

Basic (loss) income from continuing operations per share(3)	$(0.40)	$0.51	$(1.87)	$(1.76)
Basic income (loss) from discontinued operations per share(3)	$0.02	$—	$0.03	$(0.09)

Diluted (loss) income from continued operations per share(4)	$(0.40)	$0.50	$(1.87)	$(1.76)
Diluted income (loss) from discontinued operations per share(4)	$0.02	$—	$0.03	$(0.09)

The number of shares and per share amounts for the prior period have been retroactively restated to reflect the two reverse stock splits of the Class B common stock discussed below.

(1)	Excludes 4,794 and 5,726 shares of Class B common stock and 282,759 and 188,506 OP Units for the three and nine months ended September 30, 2014, respectively, and 7,059 shares of Class B common stock for the nine months ended September 30, 2013, related to non-vested restricted stock and OP Units, as the effect would be anti-dilutive. Also excludes any potential dilution related to the 1,000 shares of convertible stock outstanding as of September 30, 2013, as there would be no conversion into common shares.
(2)	Represents the difference between the fair value and carrying amount of the common stock upon redemption.
(3)	For 2014, amounts relate to shares of the Company’s Class A, Class B-1, B-2, B-3 common stock and LTIP Units outstanding. For 2013, amounts relate to common shares outstanding.
(4)	For 2014, amounts relate to shares of the Company’s Class A, Class B-1, B-2, B-3 common stock and OP and LTIP Units outstanding. For 2013, amounts relate to common shares outstanding. For 2014, amounts exclude OP Units as the effect would be anti-dilutive.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock

The Company raised capital in a continuous registered offering, carried out in a manner consistent with offerings of non-listed REITs, from its inception until September 9, 2013, when it terminated the continuous registered offering in connection with the Board’s consideration of strategic alternatives to maximize value to the Company’s stockholders. Through September 9, 2013, the Company had raised an aggregate of $22.6 million in gross proceeds through its continuous registered offering, including its distribution reinvestment plan.

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

Prior to the completion of the IPO, the Company owned, directly and indirectly, 100% of the limited partnership units in the Operating Partnership. Effective as of the completion of the IPO, limited partners other than the Company now own approximately 9.87% of the Operating Partnership (4.59% are held by OP Unit holders and 5.28% are held by LTIP Unit holders.)

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

Pursuant to the Partnership Agreement Amendment, any holders of OP Units other than the Company or its subsidiaries, will receive redemption rights, which, subject to certain restrictions and limitations, will enable them to cause the Operating Partnership to redeem their OP Units in exchange for cash or, at the Company’s option, shares of the Company’s Class A common stock, on a one-for-one basis. The Company has agreed to file, not earlier than one year after the closing of the IPO, one or more registration statements registering the issuance or resale of shares of its Class A common stock issuable upon redemption of the OP Units issued upon conversion of LTIP Units, which include those issued to the Manager and the Former Advisor. Subject to certain exceptions, the Operating Partnership will pay all expenses in connection with the exercise of registration rights under the Partnership Agreement Amendment.

Share Repurchase Plan and Redeemable Common Stock

On June 27, 2013, following a meeting of its Board, the Company decided to explore strategic alternatives to enhance the growth of its portfolio. In anticipation of its review of strategic alternatives, the Board, including all of the Company’s independent directors, voted to suspend the Company’s share repurchase plan as of June 27, 2013 through the third quarter of 2013.  In addition, the Board, including all of the Company’s independent directors, voted to suspend payment of pending repurchase requests under the share repurchase plan that were queued as of June 27, 2013 for repurchase.

On August 23, 2013, the Board, including all of the Company’s independent directors, voted to terminate the Company’s Distribution Reinvestment Plan, or the DRP.  The termination of the DRP eliminated the source of proceeds for the repurchase of shares under the share repurchase plan and, therefore, the Board, including all of the Company’s independent directors, voted to terminate the share repurchase plan, effective as of September 9, 2013.

The aggregate amount of any accrued redemptions and redeemable common stock were reclassified back to additional paid-in capital at that time.

Stock-based Compensation for Independent Directors

Prior to the Company’s IPO on April 2, 2014, the Company’s independent directors received an automatic grant of 5,000 shares of restricted stock on the initial effective date of the continuous registered offering and received an automatic grant of 2,500 shares of restricted stock when such directors were re-elected at each annual meeting of the Company’s stockholders thereafter through the 2013 annual meeting on August 5, 2013. To the extent allowed by applicable law, the independent directors were required to pay any purchase price for these grants of restricted stock. The restricted stock vested 20% at the time of the grant and 20% on each anniversary thereafter over four years from the date of the grant. All restricted stock receive distributions, whether vested or unvested. The value of the restricted stock granted was determined at the date of grant. Commencing with the Company’s IPO, the Directors will no longer receive automatic grants upon appointment or reelection at each annual meeting of the Company’s stockholders.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s non-vested shares as of September 30, 2014, and changes during the nine months ended September 30, 2014, is as follows:

Non-Vested shares	Shares(1)	Weighted average grant-date fair value(1)
Balance at January 1, 2014	6,593	$150,000
Granted	—	—
Vested	(2,637)	(60,000)
Forfeited	—	—
Balance at September 30, 2014	3,956	$90,000

(1) The number of shares and per share amounts for the prior period have been retroactively restated to reflect the two reverse stock splits of the Class B common stock discussed above.

At September 30, 2014, there was $82,500 of total unrecognized compensation cost related to unvested restricted stocks granted under the independent director compensation plan. The original cost is expected to be recognized over a period of four years. The total fair value of shares vested during the nine months ended September 30, 2014 was $60,000.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Distributions

On December 27, 2013, the Board authorized, and the Company declared, distributions on its common stock, for the month of January 2014 at a rate of $0.05945211 per share to stockholders of record at the close of business on January 31, 2014. Distributions payable to each stockholder of record were paid in cash on February 3, 2014.

On March 13, 2014, the Board authorized, and the Company declared, distributions on its common stock, for the month of February 2014, at a rate of $0.05369868 per share for stockholders of record at the end of business on February 28, 2014. Distributions payable to each stockholder of record were paid in cash on or before the 15th day of the following month.

On April 8, 2014, the Board declared monthly dividends for the second quarter of 2014 equal to a quarterly rate of $0.29 per share on both the Company’s Class A common stock and Class B common stock, payable to the stockholders of record as of April 25, 2014, May 25, 2014 and June 25, 2014, which will be paid in cash on May 5, 2014, June 5, 2014 and July 5, 2014, respectively. Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

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

On July 10, 2014, the Board declared monthly dividends for the third quarter of 2014 equal to a quarterly rate of $0.29 per share on the Company’s Class A common stock and $0.29 per share on the Company’s Class B common stock, payable to the stockholders of record as of July 25, 2014, August 25, 2014 and September 25, 2014, which will be paid in cash on August 5, 2014, September 5, 2014 and October 5, 2014, respectively. Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions for the nine months ended September 30, 2014 were as follow:

	Distributions
2014	Declared	Paid
First Quarter
Common Stock	$273,028	$416,491
Class A Common Stock	-	-
Class B-1 Common Stock	-	-
Class B-2 Common Stock	-	-
Class B-3 Common Stock	-	-
OP Units	-	-
LTIP Units	-	-
Total	$273,028	$416,491
Second Quarter
Common Stock	$-	$-
Class A Common Stock	1,303,740	869,150
Class B-1 Common Stock	102,549	68,365
Class B-2 Common Stock	102,549	68,365
Class B-3 Common Stock	102,549	68,365
OP Units	82,000	54,667
LTIP Units	94,418	62,945
Total	$1,787,805	$1,191,857
Third Quarter
Common Stock	$-	$-
Class A Common Stock	1,303,765	1,303,771
Class B-1 Common Stock	102,552	102,552
Class B-2 Common Stock	102,552	102,552
Class B-3 Common Stock	102,552	102,552
OP Units	82,000	82,000
LTIP Units	94,418	94,418
Total	$1,787,839	$1,787,845

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Subsequent Events

Follow-On Offering

On October 8, 2014, the Company closed its Follow-On Offering of 3,035,444 shares of its Class A common stock, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters, at a public offering price of $11.90 per share. Net proceeds of the Follow-On Offering were approximately $33.1 million after deducting underwriting discounts and commissions and estimated offering expenses. The Follow-On Shares were registered with the SEC pursuant to a registration statement on Form S-11 (File No. 333-198770), as the same may be amended and/or supplemented, or the Registration Statement, under the Securities Act of 1933.

Acquisition of Interest in ARIUM Grande Lakes

On November 4, 2014, the Company, through its Operating Partnership, through BRG Grande Lakes, LLC, a Delaware limited liability company and a wholly owned subsidiary of our Operating Partnership, or BRG Grande Lakes, acquired a ninety five percent (95.0%) limited liability company interest, or the BRG Grande Lakes Interest, in BR Carroll Grande Lakes JV, LLC, or BR Carroll JV Entity, which is the owner and holder of a 100% limited liability company interest in BR Carroll Arium Grande Lakes Owner, LLC, a Delaware limited liability company, or Property Owner.  Property Owner concurrently acquired a 306-unit Class A apartment community located in Orlando, Florida known as Venue Apartments, which, in connection with the acquisition, is being rebranded as ARIUM Grande Lakes, or the Grande Lakes Property.

Declaration of Dividends

On October 10, 2014, the Board declared monthly dividends for the fourth quarter of 2014 equal to a quarterly rate of $0.29 per share on the Company’s Class A common stock and $0.29 per share on the Company’s Class B common stock, payable to the stockholders of record as of October 25, 2014, November 25, 2014 and December 25, 2014, which will be paid in cash on November 5, 2014, December 5, 2014 and January 5, 2015, respectively. Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

The declared dividends equal a monthly dividend on the Class A common stock and the Class B common stock as follows: $0.096666 per share for the dividend paid to stockholders of record as of October 25, 2014, $0.096667 per share for the dividend paid to stockholders of record as of November 25, 2014, and $0.096667 per share for the dividend paid to stockholders of record as of December 25, 2014. A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate.

Distributions Paid

The following distributions were paid to the Company's holders of Class A, Class B-1, Class B-2 and B-3 common stock as well as holders of OP and LTIP Units subsequent to September 30, 2014:

Shares	Declaration Date	Record Date	Date Paid	Distributions per Share	Total Distribution
Class A Common Stock	Jul. 10, 2014	Sep. 25, 2014	Oct. 5, 2014	$0.096666	$434,585
Class B-1 Common Stock	Jul. 10, 2014	Sep. 25, 2014	Oct. 5, 2014	$0.096666	$34,184
Class B-2 Common Stock	Jul. 10, 2014	Sep. 25, 2014	Oct. 5, 2014	$0.096666	$34,184
Class B-3 Common Stock	Jul. 10, 2014	Sep. 25, 2014	Oct. 5, 2014	$0.096666	$34,184
OP Units	Jul. 10, 2014	Sep. 25, 2014	Oct. 5, 2014	$0.096666	$27,333
LTIP Units	Jul. 10, 2014	Sep. 25, 2014	Oct. 5, 2014	$0.096666	$31,473
Class A Common Stock	Oct. 10, 2014	Oct. 25, 2014	Nov. 5, 2014	$0.096666	$728,010
Class B-1 Common Stock	Oct. 10, 2014	Oct. 25, 2014	Nov. 5, 2014	$0.096666	$34,184
Class B-2 Common Stock	Oct. 10, 2014	Oct. 25, 2014	Nov. 5, 2014	$0.096666	$34,184
Class B-3 Common Stock	Oct. 10, 2014	Oct. 25, 2014	Nov. 5, 2014	$0.096666	$34,184
OP Units	Oct. 10, 2014	Oct. 25, 2014	Nov. 5, 2014	$0.096666	$27,333
LTIP Units	Oct. 10, 2014	Oct. 25, 2014	Nov. 5, 2014	$0.096666	$31,473
Total					$1,485,311

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the factors included in this Quarterly Report on Form 10-Q, including those set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	use of proceeds of the Follow-On Offering;

•	the competitive environment in which we operate;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	decreased rental rates or increasing vacancy rates;

•	our ability to lease units in newly acquired or newly constructed apartment properties;

•	potential defaults on or non-renewal of leases by tenants;

•	creditworthiness of tenants;

•	our ability to obtain financing for and complete acquisitions under contract;

•	development and acquisition risks, including failure of such acquisitions and developments to perform in accordance with projections;

•	the timing of acquisitions and dispositions;

•	the performance of the Bluerock strategic partners in our joint venture investments;

•	potential natural disasters such as hurricanes;

•	national, international, regional and local economic conditions;

•	our ability to pay future distributions;

•	the general level of interest rates;

•	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;

•	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;

•	lack of or insufficient amounts of insurance;

•	our ability to maintain our qualification as a REIT;

•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us or a subsidiary owned by us or acquired by us.

Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this report. All forward-looking statements are made as of the date of this report and the risk that actual results will differ materially from the expectations expressed in this report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this report, whether as a result of new information, future events, changed circumstances or any other reason. The forward-looking statements should be read in light of the risk factors indicated in the section entitled “Risk Factors” beginning on page 26 of our final prospectus, or the Prospectus, to our registration statement on Form S-11, as amended (File No. 333-198770), with respect to the Follow-On Offering. The Prospectus is dated October 2, 2014, and was filed with the SEC on October 3, 2014 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or Securities Act, and is accessible on the SEC’s website at www.sec.gov.

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

As of September 30, 2014, our portfolio consisted of interests in twelve properties (ten operating properties and two development properties), all but four acquired through joint ventures. The Company’s ten operating properties are comprised of an aggregate of 3,223 units. As of September 30, 2014, these properties, exclusive of our development properties, were approximately 96% occupied.

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

Our IPO, Contribution Transactions, Follow-On Offering and Other Recent Developments

The Company raised capital in a continuous registered offering, carried out in a manner consistent with offerings of non-listed REITs, from its inception until September 9, 2013, when it terminated the continuous registered offering in connection with the Board’s consideration of strategic alternatives to maximize value to its stockholders. Through September 9, 2013, the Company had raised an aggregate of $22.6 million in gross proceeds through its continuous registered offering, including its distribution reinvestment plan.

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

Substantially concurrently with the completion of the IPO, we completed a series of related contribution transactions pursuant to which we acquired indirect equity interests in four apartment properties, and a 100% fee simple interest in a fifth apartment property for an aggregate asset value of $152.3 million (inclusive of Oak Crest, which is accounted for under the equity method, and Springhouse, in which we already owned an interest and which has been reported as consolidated for the periods presented). Since the completion of the IPO, the Company has purchased an additional property for $58.6 million and made an aggregate of $10.2 million in preferred equity investments in two development projects with a total of 636 units. The total projected development cost for the two development projects, including land acquisition, is approximately $118.6 million.

We subsequently determined to register additional shares of our Class A common stock to be offered in a firmly underwritten public offering, or the Follow-On Offering, by filing a registration statement on Form S-11 (File No. 333-198770) with the SEC on September 16, 2014. On October 2, 2014, the SEC declared the Registration Statement effective and we announced the pricing of the Follow-On Offering at a public offering price of $11.90 per share. We closed the Follow-On Offering of 3,035,444 shares of Class A common stock, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters, on October 8, 2014. Net proceeds of the Follow-On Offering were approximately $33.1 million after deducting underwriting discounts and commissions and estimated offering costs.

Our total stockholders’ equity increased $47.1 million from $12.0 million as of December 31, 2013 to $59.1 million as of September 30, 2014.  The increase in our total stockholders’ equity is primarily attributable to the IPO, which increased our stockholders’ equity by $59.2 million partially offset by our net loss of $7.7 million and a decrease of $4.5 million related to the acquisition of an additional interest in the Enders property due to the acquisition price exceeding the acquired book value, for the nine months ended September 30, 2014.

Acquisition of Interest in ARIUM Grande Lakes

On November 4, 2014, we, through our Operating Partnership, through BRG Grande Lakes, LLC, a Delaware limited liability company and a wholly owned subsidiary of our Operating Partnership, or BRG Grande Lakes, acquired a ninety five percent (95.0%)  limited liability company interest, or the BRG Grande Lakes Interest, in BR Carroll Grande Lakes JV, LLC, or BR Carroll JV Entity, which is the owner and holder of a 100% limited liability company interest in BR Carroll Arium Grande Lakes Owner, LLC, a Delaware limited liability company, or Property Owner.  Property Owner concurrently acquired a 306-unit Class A apartment community located in Orlando, Florida known as Venue Apartments, which, in connection with the acquisition, is being rebranded as ARIUM Grande Lakes, or the Grande Lakes Property.

We are actively marketing the sale of 23Hundred@BerryHill, North Park Towers, Grove at Waterford and Estates at Perimeter, and intend to recycle capital invested in these projects.

Results of Operations

The following is a summary of our stabilized operating real estate investments as of September 30, 2014:

Multifamily Community	Date Acquired	Number of Units	Our Ownership Interest in Property Owner	Occupancy %	Debt Service Coverage Ratio
Springhouse at Newport News	12/3/2009	432	75.0%	93.1%	1.34
The Estates at Perimeter/Augusta	9/1/2010	240	25.0%	96.7%	1.52
Enders Place at Baldwin Park(1)	10/2/2012	220	89.5%	93.6%	2.82
23Hundred@BerryHill	10/18/2012	266	25.1%	98.1%	2.85
MDA Apartments	12/17/2012	190	35.3%	95.8%	1.57
Village Green of Ann Arbor	4/2/2014	520	48.6%	98.5%	2.40
Grove at Waterford	4/2/2014	252	60.0%	96.8%	2.46
Villas at Oak Crest	4/2/2014	209	67.2%	97.1%	1.33
North Park Towers	4/3/2014	313	100.0%	95.2%	2.43
Lansbrook Village(2)	5/23/2014	581	76.8%	94.5%	2.05
Total		3,223		95.8%	1.96

(1) Includes an additional 22 units acquired during the second quarter of 2014.

(2) Includes an additional 5 units acquired in the third quarter of 2014.

On March 28, 2014, BR Creekside, LLC, a special purpose entity in which the Company holds a 24.706% indirect equity interest, sold The Reserve at Creekside Village property, or the Creekside property, to an unaffiliated third party for $18,875,000. The Creekside property was previously classified as held for sale and discontinued operations.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenue

Net rental income increased $6,209,633 to $9,184,734 for the three months ended September 30, 2014 as compared to $2,975,101 for the same prior year period. This increase was primarily due to the acquisition of various interests in four properties, Village Green of Ann Arbor, Grove at Waterford, North Park Towers and Lansbrook Village during the second quarter of 2014, accounted for and reported on a consolidated basis.

Other property revenue increased $286,387 to $371,360 for the three months ended September 30, 2014 as compared to $84,973 for the same prior year period. This increase was primarily due to the acquisition of various interests in four properties, Village Green of Ann Arbor, Grove at Waterford, North Park Towers and Lansbrook Village during the second quarter of 2014, accounted for and reported on a consolidated basis.

Expenses

Property operating expenses increased $2,761,728 to $4,067,943 for the three months ended September 30, 2014 as compared to $1,306,215 for the same prior year period. This increase was primarily due to the acquisition of various interests in four properties, Village Green of Ann Arbor, Grove at Waterford, North Park Towers and Lansbrook Village during the second quarter of 2014, accounted for and reported on a consolidated basis.

 General and administrative expenses increased $316,640 to $777,796 for the three months ended September 30, 2014 as compared to $461,156 for the same prior year period. This increase is primarily attributable to share-based compensation expenses related to the amortization of LTIP Units issued to our Manager in connection with our IPO.

Asset management fees increased $95,008 to $225,081 for the three months ended September 30, 2014 as compared to $130,073 for the same prior year period. This was primarily due to an increase in equity as a result of our IPO on April 2, 2014.

Acquisition costs increased $322,987 to $378,415 for the three months ended September 30, 2014 as compared to $55,428 for the same prior year period. This increase was primarily due to the acquisition of an additional interest in our Enders Place at Baldwin Park property and the acquisition of preferred equity interests in two properties, Alexan CityCentre and UCF Orlando during the three months ended September 30, 2014.

Depreciation and amortization expenses increased $3,855,148 to $4,916,833 for the three months ended September 30, 2014 as compared to $1,061,685 for the same prior year period. This increase was primarily due to the acquisition of various interests in four properties, Village Green of Ann Arbor, Grove at Waterford, North Park Towers and Lansbrook Village during the second quarter of 2014, accounted for and reported on a consolidated basis.

Other Expenses

Other expenses increased $2,266,184 from other income of $316,902 for the three months ended September 30, 2013 to other expense of $1,949,582 for the three months ended September 30, 2014. This increase in other expense was primarily due to an increase in interest expense, net, of $1,275,179 as the result of the increase in mortgage payables resulting from the acquisition of the four additional properties mentioned above. This was partially offset by an increase of $561,889 in equity in earnings of unconsolidated joint ventures from the acquisition of preferred equity interests in two properties, Alexan CityCentre and UCF Orlando, and an increase of $52,200 in other income.

Income from Discontinued Operations

Income from discontinued operations increased $116,789 from a loss of $2,674 for the three months ended September 30, 2013 to income of $114,115 for the three months ended September 30, 2014. This increase was primarily due to the settlement of certain tax amounts related to wind down activities at our Creekside property, which was sold on March 28, 2014.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenue

Net rental income increased $10,998,961 to $19,753,712 for the nine months ended September 30, 2014 as compared to $8,754,751 for the same prior year period. This increase was primarily due to the acquisition of various interests in four properties, Village Green of Ann Arbor, Grove at Waterford, North Park Towers and Lansbrook Village during the second quarter of 2014, accounted for and reported on a consolidated basis.

Other property revenue increased $552,847 to $793,313 for the nine months ended September 30, 2014 as compared to $240,466 for the same prior year period. This increase was primarily due to the acquisition of various interests in four properties, Village Green of Ann Arbor, Grove at Waterford, North Park Towers and Lansbrook Village during the second quarter of 2014, accounted for and reported on a consolidated basis.

Expenses

Property operating expenses increased $5,126,988 to $9,008,061 for the nine months ended September 30, 2014 as compared to $3,881,073 for the same prior year period. This increase was primarily due to the acquisition of various interests in four properties, Village Green of Ann Arbor, Grove at Waterford, North Park Towers and Lansbrook Village during the second quarter of 2014, accounted for and reported on a consolidated basis.

General and administrative expenses increased $757,123 to $2,048,211 for the nine months ended September 30, 2014 as compared to $1,291,088 for the same prior year period. This increase was primarily due to increases in legal and accounting expenses as compared to the same prior year period. This increase is primarily attributable to share-based compensation expenses related to the amortization of LTIP Units issued to our Manager in connection with our IPO.

Asset management fees increased $173,747 to $547,606 for the nine months ended September 30, 2014 as compared to $373,859 for the same prior year period. This was primarily due to an increase in equity as a result of our IPO on April 2, 2014.

Acquisition costs increased $3,329,507 to $3,527,953 for the nine months ended September 30, 2014 as compared to $198,446 for the same prior year period. This increase was primarily due to the acquisition of an additional interest in our Enders Place at Baldwin Park property and the acquisition of various interests in four properties, Village Green of Ann Arbor, Grove at Waterford, North Park Towers and Lansbrook Village during the second quarter of 2014, accounted and reported for on a consolidated basis, as well as the acquisition of preferred equity interests in three properties, Villas at Oak Crest, Alexan CityCentre and UCF Orlando during the nine months ended September 30, 2014.

Depreciation and amortization expenses increased $5,775,294 to $9,864,187 for the nine months ended September 30, 2014 as compared to $4,088,893 for the same prior year period. This increase was primarily due to the acquisition of various interests in four properties, Village Green of Ann Arbor, Grove at Waterford, North Park Towers and Lansbrook Village during the second quarter of 2014, accounted for and reported on a consolidated basis.

Other Expenses

Other expenses increased $2,919,964 from $1,953,886 for the nine months ended September 30, 2013 to $4,873,850 for the nine months ended September 30, 2014. This increase in other expense was primarily due to an increase in interest expense, net, of $2,089,495 as the result of the increase in mortgage payables resulting from the acquisition of the four additional properties mentioned above. This was partially offset by an increase of $589,901 in equity in earnings of unconsolidated joint ventures from the acquisition of preferred equity interests in two properties, Alexan CityCentre and UCF Orlando, and an increase of $184,724 in other income.

Income from Discontinued Operations

Income from discontinued operations increased $215,251 from a loss of $92,211 for the nine months ended September 30, 2013 to income of $123,040 for the nine months ended September 30, 2014. This increase was primarily due a $1,006,359 increase in the gain on the sale of rental property and an $88,475 increase in income on operations of rental property, partially offset by an $879,583 increase in the loss on the early extinguishment of debt related to the discontinued operations of our Creekside property, which was sold on March 28, 2014.

Property Operations

We define “same store” properties as those that we owned and operated for the entirety of both periods being compared, except for properties that are in the construction or lease-up phases, or properties that are undergoing development or significant redevelopment. We move properties previously excluded from our same store portfolio for these reasons into the same store designation once they have stabilized or the development or redevelopment is complete and such status has been reflected fully in all quarters during the applicable periods of comparison. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property stabilized upon attainment of 90% physical occupancy, subject loss-to-lease, bad debt and rent concessions.  For comparison of our three and nine months ended September 30, 2014 and 2013, the same store properties included properties owned at January 1, 2013, excluding the Berry Hill property, which was under construction. Our same store properties for the three and nine months ended September 30, 2014 and 2013 were Springhouse at Newport News, The Estates at Perimeter/Augusta, Enders Place at Baldwin Park and MDA Apartments. Our non-same store properties for the same periods were The Reserve at Creekside Village, Gardens at Hillsboro Village, 23Hundred@Berry Hill, Village Green of Ann Arbor, Grove at Waterford, North Park Towers and Lansbrook Village.

The Estates at Perimeter/Augusta and Gardens at Hillsboro Village are accounted for under the equity method, but are reflected in our table of net operating income as if they were consolidated. For the three months ended September 30, 2014, the components of same store property revenues, property expenses and net operating income represented by The Estates at Perimeter/Augusta property were $694,499, $263,976 and $430,523, respectively. For the three months ended September 30, 2014, the components of non-same store property revenues, property expenses and net operating income represented by our Gardens at Hillsboro Village property were $0, $0 and $0, respectively. For the nine months ended September 30, 2014, the components of same store property revenues, property expenses and net operating income represented by The Estates at Perimeter/Augusta property were $1,991,847, $786,415 and $1,205,432, respectively. For the nine months ended September 30, 2014, the components of non-same store property revenues, property expenses and net operating income represented by our Gardens at Hillsboro Village property were $0, ($2,189) and $2,189, respectively. For the three months ended September 30, 2013, the components of same store property revenues, property expenses and net operating income represented by The Estates at Perimeter/Augusta property were $654,563, $229,350 and $425,212, respectively. For the three months ended September 30, 2013, the components of non-same store property revenues, property expenses and net operating income represented by our Gardens at Hillsboro Village property were $948,472, $376,136 and $572,336, respectively. For the nine months ended September 30, 2013, the components of same store property revenues, property expenses and net operating income represented by The Estates at Perimeter/Augusta property were $1,972,325, $667,119 and $1,305,205, respectively. For the nine months ended September 30, 2013, the components of non-same store property revenues, property expenses and net operating income represented by our Gardens at Hillsboro Village property were $2,817,531, $1,054,545 and $1,762,986, respectively. The Estates at Perimeter/Augusta’s financial information can be found at Note 6, "Equity Method Investments," in our Notes to Consolidated Financial Statements. The Gardens at Hillsboro Village property was sold on September 30, 2013.

The following table presents the same store and non-same store results from operations for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Change
	2014	2013	$	%
Property Revenues
Same Store	$3,861,657	$3,714,599	$147,058	4.0%
Non-Same Store	6,393,836	1,492,631	4,901,205	328.4%
Total property revenues	10,255,493	5,207,230	5,048,263	97.0%

Property Expenses
Same Store	1,510,111	1,490,432	19,679	1.3%
Non-Same Store	2,791,780	653,827	2,137,953	327.0%
Total property expenses	4,301,891	2,144,259	2,157,632	100.6%

Same Store NOI	2,351,546	2,224,167	127,379	5.7%
Non-Same Store NOI	3,602,056	838,804	2,763,252	329.4%
Total NOI(1)	$5,953,602	$3,062,971	$2,890,631	94.4%

	Nine Months Ended September 30,		Change
	2014	2013	$	%
Property Revenues
Same Store	$11,197,574	$10,967,476	$230,098	2.1%
Non-Same Store	11,849,346	4,399,869	7,449,477	169.3%
Total property revenues	23,046,920	15,367,345	7,679,575	50.0%

Property Expenses
Same Store	4,517,522	4,361,206	156,316	3.6%
Non-Same Store	5,479,014	2,023,719	3,455,295	170.7%
Total property expenses	9,996,536	6,384,925	3,611,611	56.6%

Same Store NOI	6,680,052	6,606,270	73,782	1.1%
Non-Same Store NOI	6,370,332	2,376,150	3,994,182	168.1%
Total NOI(1)	$13,050,384	$8,982,420	$4,067,964	45.3%

(1) See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Same store NOI for the three months ended September 30, 2014 was $2.35 million as compared to $2.22 million in the same period in the prior year. There was a 4.0% increase in same store property revenues as compared to the same prior year period, primarily attributable to a 2.2% increase in average revenue per occupied unit and the acquisition of 22 additional units at our Enders property, balanced by a 0.6% decrease in average occupancy. This was partially offset by a 1.3% increase in same store expenses.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during the second quarter of 2014. The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Same store NOI for the nine months ended September 30, 2014 was $6.68 million as compared to $6.61 million in the same period in the prior year. There was a 2.1% increase in same store property revenues as compared to the same prior year period, primarily attributable to a 2.5% increase in average rent per month and the acquisition of 22 additional units at our Enders property, balanced by a 1.4% decrease in average occupancy. This was partially offset by a 3.6% increase in same store property expenses, primarily attributable to an increase in utilities expenses, primarily driven by severe winter weather conditions in the first quarter, and real estate taxes and insurance.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during the second quarter of 2014. The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

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

However, NOI should only be used as an alternative measure of our financial performance. The following table reflects same store and non-same store contributions to consolidated NOI, together with a reconciliation of NOI to net loss, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net operating income
Same store	$2,352	$2,224	$6,680	$6,606
Non-same store	3,602	839	6,370	2,376
Total net operating income	5,954	3,063	13,050	8,982
Less:
Interest expense	2,581	1,435	6,060	4,314
Total property income	3,373	1,628	6,990	4,668
Less:
Noncontrolling interest pro-rata share of property income	1,638	1,039	3,650	3,310
Other income related to JV/MM entities	17	11	56	10
Pro-rata share of properties’ income	1,718	578	3,284	1,348
Less pro-rata share of:
Depreciation and amortization	2,953	486	5,645	1,902
Line of credit interest, net	-	248	191	774
Asset management and oversight fees	219	138	536	399
Acquisition and disposition costs	318	325	3,657	465
Corporate operating expenses	769	537	1,999	1,387
Add pro-rata share of:
Other income	31	-	103	-
Equity in operating earnings of unconsolidated joint ventures	363	-	464	-
Gain on sale of joint venture interest	-	1,688	448	1,688
Net (loss) income attributable to common stockholders	$(2,147)	$532	$(7,729)	$(1,891)

Operating Expenses

Under the new Management Agreement with the Manager, which became effective April 2, 2014 and governs future quarters, expense reimbursements to our Manager are made in cash on a monthly basis following the end of each month. Our reimbursement obligation is not subject to any dollar limitation. Our Manager’s personnel may perform certain legal, accounting, due diligence tasks and other services that outside professionals or outside consultants otherwise would perform, in which case, our Manager may be paid or reimbursed for the documented cost of performing such tasks, provided that such costs and reimbursements are in amounts which are no greater than those which would be payable to outside professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis. We also pay all operating expenses, except those specifically required to be borne by our Manager under the Management Agreement. We will not reimburse our Manager for the salaries and other compensation of its personnel. In addition, we may be required to pay our pro-rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of our Manager and its affiliates required for our operations.

Under our prior Advisory Agreement with Bluerock Multifamily Advisor, LLC, or our Former Advisor, which was effective through March 31, 2014, our Former Advisor and its affiliates had the right to seek reimbursement from us for all costs and expenses they incurred in connection with their provision of services to us, including our allocable share of our Former Advisor’s overhead, such as rent, employee costs, utilities and information technology costs.  We did not, however, reimburse our Former Advisor for personnel costs in connection with services for which our Former Advisor received acquisition, asset management or disposition fees or for personnel costs related to the salaries of our executive officers.  Prior to the filing of the second articles of amendment and restatement to our charter on March 26, 2014, or Second Charter Amendment, our charter limited our total operating expenses at the end of the four preceding fiscal quarters to the greater of (A) 2% of our average invested assets, or (B) 25% of our net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period, referred to as the 2%/25% Guidelines. Notwithstanding the above, we could reimburse amounts in excess of the limitation if a majority or our independent directors determined that such excess amounts were justified based on unusual and non-recurring factors. If such excess expenses were not approved by a majority of our independent directors, the Former Advisor was required to reimburse us at the end of the four fiscal quarters the amount by which the aggregate expenses during the period paid or incurred by us exceeded the limitations provided above.  As of March 31, 2014 and December 31, 2013, the Company’s Board of Directors, or the Board, approved operating expenses to be expensed as incurred. Our charter was amended on March 26, 2014 pursuant to the Second Charter Amendment. The amendments included, among other things, removing the 2%/25% Guidelines.

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

We believe the properties underlying the Company’s real estate investments are performing well and had a portfolio-wide debt service coverage ratio of 1.96x and occupancy of 96% at September 30, 2014. Prior to our IPO, our cash resources had been inadequate to meet our primary liquidity needs as our corporate operating expenses exceeded the cash flow received from our investments in real estate joint ventures. The primary reason for our previous negative operating cash flow had been the amount of our general and administrative expenses relative to the size of our portfolio. These costs included accounting and related fees to our independent auditors, legal fees, costs of being an SEC reporting company, director compensation and director and officer insurance premiums.

The net proceeds of our recently completed IPO and Follow-On Offering provided us with the ability to grow our asset base quickly and better service our general and administrative expenses. The Management Agreement with our Manager should provide an overall lower fee structure than our previous advisory agreement with our Former Advisor, which we believe will help reduce our corporate general and administrative expenses. Furthermore, we completed the purchase of interests in four properties in April 2014, one property in May and two properties in July with the proceeds from our IPO. We have deployed substantially all of the net proceeds from our IPO.

In general, we believe our available cash balances, the proceeds from the Follow-On Offering, other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. We expect that the additional properties added to our portfolio in the contribution transactions at the initial closing of the IPO, together with borrowings we or our subsidiaries may obtain and the investments and acquisitions we have made with the proceeds from the IPO and expect to make as a result of the completion of the Follow-On Offering, will have a significant positive impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future investments in and acquisitions of real estate, including our investments in development projects.

We believe we will be able to meet our primary liquidity requirements going forward through:

•	$7.6 million in cash available at September 30, 2014;

•	cash generated from operating activities; and

•	estimated net proceeds from our Follow-On Offering of approximately $33.1 million after deducting underwriting discounts and commissions and estimated offering costs, and proceeds from future borrowings and potential offerings, including potential offerings of common and preferred stock and issuances of units of limited partnership interest in our operating partnership, or OP Units.

We may also selectively sell assets at appropriate times, which would be expected to generate cash sources for our liquidity needs.

We intend to continue to use prudent amounts of leverage in making our investments, which we define as having total indebtedness of approximately 65% of the fair market value of the properties in which we have invested as determined by our Manager. For purposes of calculating our leverage, we assume full consolidation of all of our real estate investments, whether or not they would be consolidated under GAAP, include assets we have classified as held for sale, and include any joint venture level indebtedness in our total indebtedness. However, we are not subject to any limitations on the amount of leverage we may use, and accordingly, the amount of leverage we use may be significantly less or greater than we currently anticipate. We expect our leverage to decline commensurately as we execute our business plan to grow our net asset value.

We may seek to utilize credit facilities or loans from unaffiliated parties when possible. Previously, we have relied on borrowing from affiliates to help finance our business activities. On October 2, 2012, we entered into the Fund LOC pursuant to which we were initially entitled to borrow up to $12.5 million. On April 2, 2014, the Fund LOC was paid in full with proceeds from our IPO and extinguished.

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

In prior quarters, including the three months ended June 30, 2014, Bluerock has deferred payment by us as needed of asset management fees, acquisition fees and organizational and offering costs incurred by us and has deferred current year reimbursable operating expenses, to support our continued operations.

For the remainder of 2014, the Company expects to maintain a distribution paid on a monthly basis to all of our stockholders at a quarterly rate of $0.29 per share. To the extent the Company continues to pay distributions at this rate, the Company expects to substantially use cash flows from operations to fund distribution payments. The Board will review the distribution rate quarterly, and there can be no assurance that the current distribution level will be maintained. While our policy is generally to pay distributions from cash flow from operations, our distributions through September 30, 2014 have been paid from proceeds from our continuous registered public offering, proceeds from the IPO and Follow-On Offering and sales of assets, and may in the future be paid from additional sources, such as from borrowings.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of September 30, 2014, we own interests in four joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

Cash Flows from Operating Activities

As of September 30, 2014, we owned indirect equity interests in twelve real estate properties, (ten operating properties and two development properties), eight of which are consolidated for reporting purposes.  During the nine months ended September 30, 2014, net cash provided by operating activities was $4,364,458.  After the net loss of $9,199,803 was adjusted for $11,532,627 of non-cash items, net cash provided by operating activities consisted of the following:

•	Increase in accounts payable and accrued liabilities of $3,303,527;

•	Increase in accounts receivable and other assets of $862,498; and

•	Decrease in our payables due to affiliates of $409,395.

Cash Flows from Investing Activities

During the nine months ended September 30, 2014, net cash used in investing activities was $45,533,805, primarily due to the following:

•	$16,850,600 used in acquiring consolidated real estate investments;

•	$15,446,754 used in acquiring interests from noncontrolling members;

•	$8,512,394 used in investments in unconsolidated joint venture interests;

•	$7,434,793 used on capital expenditures;

•	and an increase of $2,274,688 in our restricted cash balance;

•	partially offset by $4,985,424 in cash proceeds received for the sale of the Creekside property.

Cash Flows from Financing Activities

During the nine months ended September 30, 2014, net cash provided by financing activities was $45,797,848, primarily due to the following:

•	$43,977,439 raised in our IPO on April 2, 2014;

•	net borrowings of $15,328,560 on mortgages payable;

•	$4,271,250 increase in noncontrolling equity interest additions to consolidated real estate investments;

•	partially offset by $4,976,617 in distributions paid to our joint venture partners;

•	$3,396,191 paid in cash distribution paid to stockholders;

•	$1,835,370 increase in deferred financing costs;

•	and the repayment of $7,571,223 on our terminated line of credit.

Capital Expenditures

The following table summarizes our total capital expenditures for the three and nine months ended September 30, 2014 and 2013:

	For the three months ended September 30,
	2014	2013
New development	$593,246	$6,185,740
Redevelopment/renovations	322,024	344,477
Routine capital expenditures	333,344	21,836
Total capital expenditures	$1,248,614	$6,552,053

	For the nine months ended September 30,
	2014	2013
New development	$5,945,966	$12,919,060
Redevelopment/renovations	912,122	816,630
Routine capital expenditures	576,705	254,126
Total capital expenditures	$7,434,793	$13,989,816

The majority of our capital expenditures during the nine months ended September 30, 2014 related to the Berry Hill property, which was a development project, which was acquired in October 2012 and became stabilized during the three months ended September 30, 2014.

We define redevelopment and renovation costs as non-recurring capital expenditures for significant projects that upgrade units or common areas and projects that are revenue enhancing for the nine months ended September 30, 2014. We define routine capital expenditures as capital expenditures that are incurred at every property and exclude development, investment, revenue enhancing and non-recurring capital expenditures.

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

We have incurred $362,819 and $399,284 of acquisition and disposition expense during the three months ended September 30, 2014 and 2013, respectively. Additionally, we have incurred $4,330,608 and $542,302 of acquisition and disposition expense during the nine months ended September 30, 2014 and 2013, respectively.

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

The table below presents our calculation of FFO and AFFO for the three and nine months ended September 30, 2014 and 2013.

We made no investments, had one full disposition and two partial dispositions in 2013, and have acquired interests in seven additional properties during the nine months ended September 30, 2014. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net (loss) income attributable to common stockholders	$(2,146,591)	$531,714	$(7,729,330)	$(1,890,583)
Add: Pro-rata share of
depreciation and amortization(1)	2,952,718	485,517	5,644,860	1,901,882
	806,127	1,017,231	(2,084,470)	11,299
Less: Pro-rata share of
gain on sale of joint venture interests	—	(1,687,594)	(447,549)	(1,687,594)
FFO	$806,127	$(670,363)	$(2,532,019)	$(1,676,295)
Add: Pro-rata share of
acquisition and disposition costs	318,017	324,501	3,657,200	464,603
non-cash equity compensation to directors, officers and affiliates	325,759	36,250	676,441	73,750
Less: Pro-rata share of normally recurring capital expenditures(2)	(161,713)	(53,730)	(251,329)	(77,366)
AFFO	$1,288,190	$(363,342)	$1,550,293	$(1,215,308)

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

Distributions

On April 8, 2014, the Board declared monthly dividends for the second quarter of 2014 equal to a quarterly rate of $0.29 per share on both the Company’s Class A common stock and Class B common stock, payable to the stockholders of record as of April 25, 2014, May 25, 2014 and June 25, 2014, which will be paid in cash on May 5, 2014, June 5, 2014 and July 5, 2014, respectively. Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

The declared dividends equal a monthly dividends on the Class A common stock and the Class B common stock as follows: $0.096666 per share for the distributions paid to stockholders of record as of April 25, 2014, $0.096667 per share for the distributions paid to stockholders of record as of May 25, 2014, and $0.096667 per share for the distributions paid to stockholders of record as of June 25, 2014. A portion of each distribution may constitute a return of capital for tax purposes.

On July 10, 2014, the Board declared monthly dividends for the third quarter of 2014 equal to a quarterly rate of $0.29 per share on the Company’s Class A common stock and $0.29 per share on the Company’s Class B common stock, payable to the stockholders of record as of July 25, 2014, August 25, 2014 and September 25, 2014, which will be paid in cash on August 5, 2014, September 5, 2014 and October 5, 2014, respectively. Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

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

Our Board will determine the amount of dividends to be paid to our stockholders. The Board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. As a result, our distribution rate and payment frequency may vary from time to time.  However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. Especially during the early stages of our operations, we may declare distributions in excess of funds from operations.

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 and Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

Subsequent Events

Other than the items disclosed in Note 14, “Subsequent Events” to our interim Consolidated Financial Statements for the period ended September 30, 2014, no material events have occurred that required recognition or disclosure in these financial statements.  See Note 14 to our interim Consolidated Financial Statements for discussion.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, we are not required to provide such information.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Accounting Officer, evaluated, as of September 30, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2014, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

In addition to the other information set forth in this quarterly report, you should carefully consider the factors identified in the section entitled “Risk Factors” beginning on page 26 of our final prospectus, or the Prospectus, to our registration statement on Form S-11, as amended (File No. 333-198770), with respect to the Follow-On Offering. The Prospectus is dated October 2, 2014, and was filed with the SEC on October 3, 2014 pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or Securities Act, and is accessible on the SEC’s website at www.sec.gov. These risk factors could materially affect our business, financial condition, or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1	Limited Liability Company Agreement of BR T&C BLVD JV Member, LLC by and among BRG T&C BLVD Houston, LLC, Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund III, LLC, and Bluerock Growth Fund, LLC, dated July 1, 2014, incorporated by reference to Exhibit 10.161 to Pre-Effective Amendment No. 1 to the registrant’s Registration Statement on Form S-11 (No. 333-198770)

10.2	Construction Loan Agreement by and between BR T&C BLVD., LLC, Compass Bank, and the lenders that are or become a signatory thereto, dated July 1, 2014, incorporated by reference to Exhibit 10.165 to the registrant’s Registration Statement on Form S-11 (No. 333-198770)

10.3	Guaranty Agreement by and between CFP Residential, L.P. CFH Maple Residential Investor, L.P., VF MultiFamily Holdings, Ltd. VF Residential, Ltd., and Maple Residential, L.P. in favor of Compass Bank and the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.166 to the registrant’s Registration Statement on Form S-11 (No. 333-198770)

10.4	Environmental Indemnity Agreement by and between BR T&C BLVD., LLC, Compass Bank, and the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.167 to the registrant’s Registration Statement on Form S-11 (No. 333-198770)

10.5	Promissory Note by and between BR T&C BLVD, LLC and Compass Bank, dated July 1, 2014, incorporated by reference to Exhibit 10.168 to the registrant’s Registration Statement on Form S-11 (No. 333-198770)

10.6	Promissory Note by and between BR T&C BLVD, LLC and Patriot Bank, dated July 1, 2014, incorporated by reference to Exhibit 10.169 to the registrant’s Registration Statement on Form S-11 (No. 333-198770)

10.7	Assignment and Subordination of Development Agreement by and between BR T&C BLVD., LLC and Maple Multi-Family Operations, L.L.C. for the benefit of Compass Bank and the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.170 to the registrant’s Registration Statement on Form S-11 (No. 333-198770)

10.8	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between BR T&C BLVD., LLC to Lee Q. Vardaman, Trustee for the benefit of Compass Bank as administrative agent for the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.171 to the registrant’s Registration Statement on Form S-11 (No. 333-198770)

10.9	Senior Secured Credit Facility Fee Letter by and between BR T&C BLVD., LLC and Compass Bank as administrative agent for the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.172 to the registrant’s Registration Statement on Form S-11 (No. 333-198770)

10.10	Amended and Restated Limited Liability Company Agreement of BR Orlando UCFP, LLC, by and between BRG UCFP Investor, LLC and Bluerock Special Opportunity + Income Fund, LLC, dated July 30, 2014, incorporated by reference to Exhibit 10.84 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.11	Limited Liability Company Agreement of BRG UCFP Investor, LLC, by Bluerock Residential Holdings, L.P., dated July 30, 2014, incorporated by reference to Exhibit 10.87 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

DATE:	November 10, 2014	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer and President
(Principal Executive Officer)

DATE:	November 10, 2014	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Accounting Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)

