Form 10-K
period 2014-12-31
Bluerock Residential Growth REIT, Inc.
filed 2015-03-04
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-54946

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-3136483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

712 Fifth Avenue, 9th Floor, New York, NY	10019
(Address or principal executive offices)	(Zip Code)

(212) 843-1601

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	New York Stock Exchange MKT

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Class B-1 Common Stock, $0.01 par value per share
Class B-2 Common Stock, $0.01 par value per share
Class B-3 Common Stock, $0.01 par value per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's Class A common stock held by non-affiliates of the registrant as of June 30, 2014, the last business day of registrant's most recently completed second fiscal quarter, was $59,253,906 based on the closing price of the Class A common stock on the NYSE MKT on such date.

Number of shares outstanding of the registrant’s

classes of common stock, as of February 20, 2015:

Class A Common Stock: 12,131,188 shares

Class B-1 Common Stock: 353,630 shares

Class B-2 Common Stock: 353,630 shares

Class B-3 Common Stock: 353,629 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-K

December 31, 2014

Forward-Looking Statements

Statements included in this Annual Report on Form 10-K that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the competitive environment in which we operate;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	decreased rental rates or increasing vacancy rates;

•	our ability to lease units in newly acquired or newly constructed apartment properties;

•	potential defaults on or non-renewal of leases by tenants;

•	creditworthiness of tenants;

•	our ability to obtain financing for and complete acquisitions under contract;

•	acquisition risks, including failure of such acquisitions to perform in accordance with projections;

•	the timing of acquisitions and dispositions;

•	the performance of the Bluerock SPs;

•	potential natural disasters such as hurricanes;

•	national, international, regional and local economic conditions;

•	our ability to pay future distributions at the dividend rates we have paid historically;

•	the general level of interest rates;

•	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;

•	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;

•	lack of or insufficient amounts of insurance;

•	our ability to maintain our qualification as a REIT;

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us or a subsidiary owned by us or acquired by us.

Forward-looking statements are found throughout this Annual Report on Form 10-K, including under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and elsewhere in this Annual Report on Form 10-K. We caution investors not to place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this Annual Report on Form 10-K.  We undertake no obligation to update or revise forward-looking statements to reflect changed assumptions, the occurrence of unanticipated events or changes to future operating results.

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

PART I

Item 1. Business

Organization

Bluerock Residential Growth REIT, Inc. (“we,” “us,” or the “Company”) was incorporated on July 25, 2008 under the laws of the state of Maryland. On November 18, 2013, the Company changed its name from Bluerock Multifamily Growth REIT, Inc. to Bluerock Residential Growth REIT, Inc.

We have elected to be treated, and currently qualify, as a real estate investment trust (or “REIT”) for federal income tax purposes. As a REIT, we generally are not subject to corporate-level income taxes. To maintain our REIT status, we are required, among other requirements, to distribute annually at least 90% of our “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to our stockholders. If we fail to qualify as a REIT in any taxable year, we would be subject to federal income tax on our taxable income at regular corporate tax rates. We were incorporated to raise capital and acquire a diverse portfolio of residential real estate assets.

We have no employees and are supported by a related-party service agreement with BRG Manager, LLC (the “Manager), a Delaware limited liability company organized in 2014. We are externally managed by the Manager, which manages our day-to-day operations under a Management Agreement. Our Management Agreement has a three-year term expiring April 2, 2017, and will be automatically renewed for a one-year term each year on April 2, unless previously terminated in accordance with the terms of the Management Agreement. The Manager is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf. Substantially all our business is conducted through our operating partnership, Bluerock Residential Holdings, L.P., a Delaware limited partnership (our “Operating Partnership”).

The principal executive offices of our Company and the Advisor are located at 712 Fifth Avenue, New York, New York 10019. Our telephone number is (212) 843-1601.

Investments in Real Estate

As of December 31, 2014, our portfolio consistent of interests in eleven properties (nine operating and two development properties), all but one acquired through joint ventures. The Company’s nine operating properties are comprised of an aggregate of 3,044 units. As of December 31, 2014, these properties, exclusive of our development properties, were approximately 94% occupied. For more information regarding our investments, see "Item 2. Properties".

Business and Growth Strategies

Our principal business objective is to generate attractive risk-adjusted investment returns by assembling a high-quality portfolio of apartment properties located in demographically attractive growth markets and by implementing our investment strategies to achieve sustainable long-term growth in both our funds from operations and net asset value.

Invest in Institutional-Quality Apartment Properties.  We acquire institutional-quality apartment properties where we believe we can create long-term value for our stockholders utilizing our Core-Plus, Value-Add, Opportunistic and Invest-to-Own investment strategies.

•	Core-Plus. We invest in institutional-quality apartment properties with strong and stable cash flows in target markets where we believe there exists opportunity for rental growth and with potential for further value creation.

•	Value-Add. We invest in well-located apartment properties that offer significant potential for medium-term capital appreciation through repositioning, renovation or redevelopment, to reposition the asset and drive future rental growth.

•	Opportunistic. We invest in properties available at opportunistic prices (i.e., at prices we believe are below those available in an otherwise efficient market) that exhibit some characteristics of distress, such as operational inefficiencies, significant deferred capital maintenance or broken capital structures, providing an opportunity for a substantial growth in funds from operations and net asset value.

•	Invest-to-Own. We selectively invest in development of Class A properties in target markets where we believe we can capture significant development premiums upon completion, and where we can structure our deals to minimize and/or eliminate development risks and guarantees. Our targeted Invest-to-Own investments will generally take the form of a convertible preferred equity structure that provides income during the development stage, while providing us the ability to capture development premiums at completion by exercising our conversion rights to take an equity ownership stake and control of the project.

Diversify Across Markets, Strategies and Investment Size.  We seek to grow our high-quality portfolio of apartment properties diversified by geography and by investment strategy in order to drive both current income and capital appreciation throughout the portfolio. Bluerock and our Bluerock Strategic Partners (“Bluerock SPs”) enable us to diversify across multiple markets and multiple strategies efficiently, without the logistical burden and time delay of building operating infrastructure in multiple markets and across multiple investment strategies. We seek to diversify our investments by investment size, typically ranging in asset value from $30 million to $60 million.

Focus on Demographically Attractive Growth Markets.  We focus on demographically attractive growth markets, which we believe provide high potential for attractive risk-adjusted returns. We continuously evaluate and select our target markets through a rigorous analysis of detailed demographic data at both the market and submarket levels, which market characteristics may include projected short- and long-term employment growth; existence of robust infrastructures; diversity and growth of the economic base; the presence of a younger, more educated demographic profile with a high population of renters by choice; the existence of right to work laws; and quality of life. Within these markets, we focus on submarkets where our Bluerock SPs have established relationships, transaction history, market knowledge and potential access to off-market investments, as well as an ability to efficiently direct property management and leasing operations.

Implement Bluerock Lifestyle Initiatives.  We implement our BLIs, which seek to transform the perception of the apartment from purely functional (i.e., as solely a place to live), to a lifestyle product (i.e., as a place to live, interact, and socialize). The BLIs are property specific, and generally consist of amenities and attributes that go beyond traditional features, including highly amenitized common areas, cosmetic and architectural improvements, technology, music and other community-oriented activities. Our BLIs are customized to appeal to our target residents’ desire for a “sense of community” by creating places to gather, socialize and interact in an amenity-rich environment. We believe this creates an enhanced perception of value among residents, allowing for premium rental rates and improved resident retention.

Aggressively Manage Assets to Drive Value.  We implement an aggressive asset management strategy in order to maximize our return on investment. Our Manager works with our Bluerock SPs to create an asset-specific business plan for each acquired and Invest-to-Own property. As part of this plan, our team evaluates property needs along with value-creation opportunities to determine how we can best position or reposition the property to meaningfully drive rental rates and asset values. Our Manager then manages our Bluerock SPs in conjunction with the plan, with the goal of driving rental rates and values. Notwithstanding the fact that our Bluerock SPs may have an investment in the project, we generally retain control with respect to the property and the right to terminate property management.

Selectively Harvest and Redeploy Capital.  On an opportunistic basis and subject to compliance with certain REIT restrictions, we sell properties in cases where we have successfully executed our value creation plans and where we believe the investment has limited additional upside relative to other opportunities, in order to harvest profits and to reinvest proceeds to maximize stockholder value.

Our IPO and Listing

We raised capital in a continuous registered offering, carried out in a manner consistent with offerings of non-listed REITs, from our inception until September 9, 2013, when we terminated the continuous registered offering in connection with our board of directors’ consideration of strategic alternatives to maximize value to our stockholders. Through September 9, 2013, we had raised an aggregate of $22.6 million in gross proceeds through our continuous registered offering, including our distribution reinvestment plan.

We subsequently determined to register shares of newly authorized Class A common stock that were to be offered in a firmly underwritten public offering (the “IPO”) by filing a registration statement on Form S-11 (File No. 333-192610) with the SEC, on November 27, 2013. On March 28, 2014, the SEC declared the registration statement effective and we announced the pricing of the IPO of 3,448,276 shares of Class A common stock at a public offering price of $14.50 per share for total gross proceeds of $50.0 million. The net proceeds of the IPO were approximately $44.0 million after deducting underwriting discounts and commissions and offering costs.

 In connection with the IPO, shares of our Class A common stock were listed on the NYSE MKT for trading under the symbol “BRG.” Pursuant to the second articles of amendment and restatement to our charter filed on March 26, 2014 (“the Second Charter Agreement”), each share of our common stock outstanding immediately prior to the listing, including shares sold in our Prior Public Offering and our Follow On Offering, was changed into one-third of a share of each of Class B-1common stock, Class B-2 common stock and Class B-3 common stock. Following the filing of the Second Charter Amendment, we effected a 2.264881-to-1 reverse stock split of our outstanding shares of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock, and on March 31, 2014, we effected an additional 1.0045878-to-1 reverse stock split of our outstanding shares of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock.

Subsequent Capital Raising Events

In October 2014, we completed an underwritten follow-on offering (the “October 2014 Follow-On Offering”) of 3,035,444 shares of Class A common stock, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters, on October 8, 2014. Net proceeds of the October 2014 Follow-On Offering were approximately $32.9 million after deducting underwriting discounts and commissions and offering costs.

In January 2015, we completed an underwritten shelf takedown offering (the “January 2015 Follow-On Offering”) of 4,600,000 shares of Class A common stock, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters, on January 20, 2015. Net proceeds of the January 2015 Follow-On Offering were approximately $53.7 million after deducting underwriting discounts and commissions and estimated offering costs.

Summary of Acquisitions and Dispositions

Substantially concurrently with the completion of the IPO, we completed a series of related contribution transactions pursuant to which we acquired indirect equity interests in four apartment properties, and a 100% fee simple interest in a fifth apartment property for an aggregate asset value of $152.3 million (inclusive of Oak Crest, which is accounted for under the equity method, and Springhouse, in which we already owned an interest and which has been reported as consolidated for the periods presented). Since the completion of the IPO, we have purchased two additional properties for $101.9 million and made an aggregate of $10.2 million in preferred equity investments in two development projects with a total of 636 planned units. The total projected development cost for the two development projects, including land acquisition, is approximately $118.6 million at December 31, 2014.

The following table shows a summary of our acquisitions for the year ended December 31, 2014:

Properties Acquired in Current Year	Location	Date Acquired	Ownership Interest	Number of Units
Springhouse (additional interest only)(1)	Newport News, VA	4/2/2014	75.0%	432
Village Green Ann Arbor	Ann Arbor, MI	4/2/2014	48.6%	520
Villas at Oak Crest	Chattonooga, TN	4/2/2014	67.2%	209
North Park Towers	Southfield, MI	4/3/2014	100.0%	313
Lansbrook Village	Palm Harbor, FL	5/23/2014	76.8%	588
Alexan CityCentre	Houston, TX	7/1/2014	(3)	340
UCF Orlando	Orlando, FL	7/29/2014	(3)	296
Enders (additional interest & units)(2)	Orlando, FL	9/10/2014	89.5%	220
Grande Lakes	Orlando, FL	11/4/2014	95.0%	306

(1) Increased ownership in Springhouse by 36.8% to total ownership interest of 75.0%. No additional units were acquired.

(2) Acquired 22 additional units at Enders resulting in total units owned as 220. Also, we aquired an additional 41.1% interest in Enders resulting in total ownership interest of 89.5%

(3) Alexan CityCentre and UCF Orlando are preferred equity investments which earn a preferred return of 15% and are convertible to common equity at BRG’s option upon stabilization.

The following table shows a summary of our dispositions for the year ended December 31, 2014:

Property Dispositions	Location	Date Sold	Ownership Interest in Property	Number of Units
The Reserve at Creekside Village	Chattanooga, TN	3/28/2014	24.7%	192
The Estates at Perimeter	Augusta, GA	12/10/2014	25.0%	240
Grove at Waterford	Hendersonville, TN	12/18/2014	60.0%	252

Distribution Policy

We intend to continue to qualify as a REIT for federal income tax purposes. The Code generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, and imposes tax on any taxable income retained by a REIT, including capital gains.

To satisfy the requirements for qualification as a REIT and generally not be subject to federal income and excise tax, we intend to continue to make regular monthly distributions of all or substantially all of our REIT taxable income, determined without regard to dividends paid, to our stockholders out of assets legally available for such purposes. All future distributions will be determined at the sole discretion of our board of directors on a quarterly basis. When determining the amount of future distributions, we expect that our board of directors will consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future operating cash flows, (iii) our determination of near-term cash needs for acquisitions of new properties, general property capital improvements and debt repayments, (iv) our ability to continue to access additional sources of capital, (v) the requirements of Maryland law, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay and (vii) any limitations on our distributions contained in our credit or other agreements.

We cannot assure you that we will generate sufficient cash flows to make distributions to our stockholders, or that we will be able to sustain those distributions. If our operations do not generate sufficient cash flow to allow us to satisfy the REIT distribution requirements, we may be required to fund distributions from working capital, offering proceeds, borrow funds, sell assets, make a taxable distribution of our equity or debt securities, or reduce such distributions. Our distribution policy enables us to review the alternative funding sources available to us from time to time. Our actual results of operations will be affected by a number of factors, including the revenues we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, please see “Item 1A - Risk Factors.”

Regulations

Our investments are subject to various federal, state and local laws, ordinances and regulations, including, among other things, zoning regulations, land use controls, environmental controls relating to air and water quality, noise pollution and indirect environmental impacts such as increased motor vehicle activity. We believe that we have all permits and approvals necessary under current law to operate our investments.

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

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. We also have filed with the SEC registration statements on Form S-11, in connection with our continuous registered offering, our IPO and Follow-On Offering and on Form S-3. Copies of our filings with the SEC may be obtained from the SEC’s website at www.sec.gov. Access to these filings is free of charge.

Item 1A. Risk Factors

Risks Related to our Business and Properties

We face numerous risks associated with the real estate industry that could adversely affect our results of operations through decreased revenues or increased costs.

As a real estate company, we are subject to various changes in real estate conditions, and any negative trends in such real estate conditions may adversely affect our results of operations through decreased revenues or increased costs. These conditions include:

•	changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, government deficits, high unemployment rates, decreased consumer confidence and liquidity concerns, particularly in markets in which we have a high concentration of properties;

•	fluctuations in interest rates, which could adversely affect our ability to obtain financing on favorable terms or at all;

•	the inability of residents and tenants to pay rent;

•	the existence and quality of the competition, such as the attractiveness of our properties as compared to our competitors' properties based on considerations such as convenience of location, rental rates, amenities and safety record;

•	increased operating costs, including increased real property taxes, maintenance, insurance and utilities costs;

•	weather conditions that may increase or decrease energy costs and other weather-related expenses;

•	oversupply of apartments, commercial space or single-family housing or a reduction in demand for real estate in the markets in which our properties are located;

•	a favorable interest rate environment that may result in a significant number of potential residents of our apartment communities deciding to purchase homes instead of renting;

•	changes in, or increased costs of compliance with, laws and/or governmental regulations, including those governing usage, zoning, the environment and taxes;

•	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs; and

•	changing trends in the demand by consumers for merchandise offered by retailers conducting business at our retail properties.

Moreover, other factors may adversely affect our results of operations, including potential liability under environmental and other laws and other unforeseen events, many of which are discussed elsewhere in the following risk factors. Any or all of these factors could materially adversely affect our results of operations through decreased revenues or increased costs.

Our Current Portfolio consists of interests in eleven apartment communities located primarily in markets in the Southeastern United States. Any adverse developments in local economic conditions or the demand for apartment units in these markets may negatively impact our results of operations.

Our Current Portfolio of properties consists primarily of apartment communities geographically concentrated in the Southeastern United States, and our portfolio going forward may consist primarily of the same. For the year ended December 31, 2014, properties in Florida, Michigan, Tennessee, Illinois and Virginia comprised 29%, 26%, 16%, 16% and 13%, respectively, of our total rental revenue. As such, we are currently susceptible to local economic conditions and the supply of and demand for apartment units in these markets. If there is a downturn in the economy or an oversupply of or decrease in demand for apartment units in these markets, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.

Our Manager may not be successful in identifying and consummating suitable investment opportunities.

Our investment strategy requires us, through our Manager, to identify suitable investment opportunities compatible with our investment criteria. Our Manager may not be successful in identifying suitable opportunities that meet our criteria or in consummating investments, including those identified as part of our investment pipeline, on satisfactory terms or at all. Our ability to make investments on favorable terms may be constrained by several factors including, but not limited to, competition from other investors with significant capital, including other publicly-traded REITs and institutional investment funds, which may significantly increase investment costs; and/or the inability to finance an investment on favorable terms or at all. The failure to identify or consummate investments on satisfactory terms, or at all, may impede our growth and negatively affect our cash available for distribution to our stockholders.

Adverse economic conditions may negatively affect our results of operations and, as a result, our ability to make distributions to our stockholders or to realize appreciation in the value of our properties.

Our operating results may be adversely affected by market and economic challenges, which may negatively affect our returns and profitability and, as a result, our ability to make distributions to our stockholders or to realize appreciation in the value of our properties. These market and economic challenges include, but are not limited to, the following:

•	any future downturn in the U.S. economy and the related reduction in spending, reduced home prices and high unemployment could result in tenant defaults under leases, vacancies at our apartment communities and concessions or reduced rental rates under new leases due to reduced demand;

•	the rate of household formation or population growth in our target markets or a continued or exacerbated economic slow-down experienced by the local economies where our properties are located or by the real estate industry generally may result in changes in supply of or demand for apartment units in our target markets; and

•	the failure of the real estate market to attract the same level of capital investment in the future that it attracts at the time of our purchases or a reduction in the number of companies seeking to acquire properties may result in the value of our investments not appreciating or decreasing significantly below the amount we pay for these investments.

The length and severity of any economic slow-down or downturn cannot be predicted. Our operations and, as a result, our ability to make distributions to our stockholders and/or our ability to realize appreciation in the value of our properties could be materially and adversely affected to the extent that an economic slow-down or downturn is prolonged or becomes severe.

Our revenues are significantly influenced by demand for apartment properties generally, and a decrease in such demand will likely have a greater adverse effect on our revenues than if we owned a more diversified real estate portfolio.

Our Current Portfolio is focused predominately on apartment properties, and we expect that our portfolio going forward will focus predominately on the same. As a result, we are subject to risks inherent in investments in a single industry, and a decrease in the demand for apartment properties would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Resident demand at apartment properties was adversely affected by the recent U.S. recession, including the reduction in spending, reduced home prices and high unemployment, together with the price volatility, dislocations and liquidity disruptions in the debt and equity markets, as well as the rate of household formation or population growth in our markets, changes in interest rates or changes in supply of, or demand for, similar or competing apartment properties in an area. If the economic recovery slows or stalls, these conditions could persist and we could experience downward pressure on occupancy and market rents at our apartment properties, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to satisfy our substantial debt service obligations or make distributions to our stockholders.

The properties in our investment pipeline are subject to contingencies that could delay or prevent acquisition or investment in those properties.

We are currently in discussions regarding a number of apartment properties for acquisition or investment. However, we have not completed our diligence process on any properties or development projects nor do we have definitive investment or purchase and sale agreements, as applicable, and several other conditions must be met in order for us to complete these acquisitions or developments, including approval by our investment committee or board of directors. If we are unable to complete the acquisition of the interests or investment in any of these properties or experience significant delays in executing any such acquisition or investment, we will have issued shares of our common stock in an offering without realizing a corresponding current or future increase in earnings and cash flow from acquiring those interests or developing those properties, and may incur expenses in connection with our attempts in consummating such acquisition or investment, which could have a material adverse impact on our financial condition and results of operations. In addition, to the extent the uses of proceeds from an offering are designated for the acquisition of or investment in these properties, we will have no specific designated use for the net proceeds from the offering allocated to the purchase or development and investors will be unable to evaluate in advance the manner in which we will invest, or the economic merits of the properties we may ultimately acquire or develop with such proceeds.

Our expenses may remain constant or increase, even if our revenues decrease, causing our results of operations to be adversely affected.

Costs associated with our business, such as mortgage payments, real estate taxes, insurance premiums and maintenance costs, are relatively inflexible and generally do not decrease, and may increase, when a property is not fully occupied, rental rates decrease, a tenant fails to pay rent or other circumstances cause a reduction in property revenues. As a result, if revenues drop, we may not be able to reduce our expenses accordingly, which would adversely affect our financial condition and results of operations.

We compete with numerous other parties or entities for real estate assets and tenants and may not compete successfully.

We compete with numerous other persons or entities engaged in real estate investment activities, many of which have greater resources than we do. Some of these investors may enjoy significant competitive advantages that result from, among other things, a lower cost of capital and enhanced operating efficiencies. Our competitors may be willing to offer space at rates below our rates, causing us to lose existing or potential tenants.

Competition from other apartment properties for tenants could reduce our profitability and the return on your investment.

The apartment property industry is highly competitive. Our competitors may be willing to offer space at rates below our rates, causing us to lose existing or potential tenants. This competition could reduce occupancy levels and revenues at our apartment properties, which would adversely affect our results of operations. We expect to face competition for tenants from many sources. We will face competition from other apartment communities both in the immediate vicinity and in the larger geographic market where our apartment communities will be located. If overbuilding of apartment properties occurs at our properties it will increase the number of apartment units available and may decrease occupancy and apartment rental rates at our properties.

Increased competition and increased affordability of single-family homes could limit our ability to retain residents, lease apartment units or increase or maintain rents.

Any apartment properties we may acquire will most likely compete with numerous housing alternatives in attracting residents, including single-family homes, as well as owner-occupied single and multifamily homes available to rent. Competitive housing in a particular area and the increasing affordability of owner occupied single and multifamily homes available to rent or buy caused by declining mortgage interest rates and government programs to promote home ownership could adversely affect our ability to retain our residents, lease apartment units and increase or maintain rental rates.

Increased construction of similar properties that compete with our properties in any particular location could adversely affect the operating results of our properties and our cash available for distribution to our stockholders.

We may acquire properties in locations which experience increases in construction of properties that compete with our properties. This increased competition and construction could:

•	make it more difficult for us to find tenants to lease units in our apartment properties;

•	force us to lower our rental prices in order to lease units in our apartment properties; and/or

•	substantially reduce our revenues and cash available for distribution to our stockholders.

Our investments will be dependent on tenants for revenue, and lease terminations could reduce our revenues from rents, resulting in the decline in the value of your investment.

The underlying value of our properties and the ability to make distributions to you depend upon the ability of the tenants of our properties to generate enough income to pay their rents in a timely manner, and the success of our investments depends upon the occupancy levels, rental income and operating expenses of our properties and our company. Tenants’ inability to timely pay their rents may be impacted by employment and other constraints on their personal finances, including debts, purchases and other factors. These and other changes beyond our control may adversely affect our tenants’ ability to make lease payments. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur costs in protecting our investment and re-leasing our property. We may be unable to re-lease the property for the rent previously received. We may be unable to sell a property with low occupancy without incurring a loss. These events and others could cause us to reduce the amount of distributions we make to stockholders and may also cause the value of your investment to decline.

Our operating results and distributable cash flow depend on our ability to generate revenue from leasing our properties to tenants on terms favorable to us.

Our operating results depend, in large part, on revenues derived from leasing space in our properties. We are subject to the credit risk of our tenants, and to the extent our tenants default on their leases or fail to make rental payments we may suffer a decrease in our revenue. In addition, if a tenant does not pay its rent, we may not be able to enforce our rights as landlord without delays and we may incur substantial legal costs. We are also subject to the risk that we will not be able to lease space in our value-added or opportunistic properties or that, upon the expiration of leases for space located in our properties, leases may not be renewed, the space may not be re-leased or the terms of renewal or re-leasing (including the cost of required renovations or concessions to customers) may be less favorable to us than current lease terms. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in decreased distributions to our stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property. Further, costs associated with real estate investment, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in income from the investment. These events would cause a significant decrease in revenues and could cause us to reduce the amount of distributions to our stockholders.

Short-term apartment leases expose us to the effects of declining market rent, which could adversely impact our ability to make cash distributions to our stockholders.

We expect that substantially all of our apartment leases will be for a term of one year or less. Because these leases generally permit the residents to leave at the end of the lease term without penalty, our rental revenues may be impacted by declines in market rents more quickly than if our leases were for longer terms.

Costs incurred in complying with governmental laws and regulations may reduce our net income and the cash available for distributions.

Our company and the properties we own and expect to own are subject to various federal, state and local laws and regulations relating to environmental protection and human health and safety. Federal laws such as the National Environmental Policy Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Toxic Substances Control Act, the Emergency Planning and Community Right to Know Act and the Hazard Communication Act and their resolutions and corresponding state and local counterparts govern such matters as wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with disposals. The properties we acquire will be subject to the Americans with Disabilities Act of 1990 which generally requires that certain types of buildings and services be made accessible and available to people with disabilities. Additionally, we must comply with the Fair Housing Amendments Act of 1988, which requires that apartment properties first occupied after March 13, 1991 be accessible to handicapped residents and visitors. These laws may require us to make modifications to our properties. Some of these laws and regulations impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were illegal. Compliance with these laws and any new or more stringent laws or regulations may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. In addition, there are various federal, state and local fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance.

Our properties may be affected by our tenants’ activities or actions, the existing condition of land when we buy it, operations in the vicinity of our properties, such as the presence of underground storage tanks, or activities of unrelated third parties. The presence of hazardous substances, or the failure to properly remediate these substances, may make it difficult or impossible to sell or rent such property. Any material expenditures, fines, or damages we must pay will reduce our ability to make distributions and may reduce the value of your investment.

A change in the United States government policy with regard to Fannie Mae and Freddie Mac could impact our financial condition.

Fannie Mae and Freddie Mac are a major source of financing for the apartment real estate sector. We and other apartment companies in the apartment real estate sector depend frequently on Fannie Mae and Freddie Mac to finance growth by purchasing or guarantying apartment loans. In February 2011, the Obama Administration released a report to Congress which included options, among others, to gradually shrink and eventually shut down Fannie Mae and Freddie Mac. We do not know when or if Fannie Mae or Freddie Mac will restrict their support of lending to the apartment real estate industry or to us in particular. A final decision by the government to eliminate Fannie Mae or Freddie Mac, or reduce their acquisitions or guarantees of apartment real estate mortgage loans, may adversely affect interest rates, capital availability and our ability to refinance our existing mortgage obligations as they come due and obtain additional long-term financing for the acquisition of additional apartment communities on favorable terms or at all.

If we are not able to cost-effectively maximize the life of our properties, we may incur greater than anticipated capital expenditure costs, which may adversely affect our ability to make distributions to our stockholders.

While the majority of our properties have undergone substantial renovations by prior owners since they were constructed, older properties may carry certain risks including unanticipated repair costs associated with older properties, increased maintenance costs as older properties continue to age, and cost overruns due to the need for special materials and/or fixtures specific to older properties. Although we take a proactive approach to property preservation, utilizing a preventative maintenance plan, and selective improvements that mitigate the cost impact of maintaining exterior building features and aging building components, if we are not able to cost-effectively maximize the life of our properties, we may incur greater than anticipated capital expenditure costs which may adversely affect our ability to make distributions to our stockholders.

Any uninsured losses or high insurance premiums will reduce our net income and the amount of our cash distributions to stockholders.

Our Manager will attempt to ensure adequate insurance is obtained to cover significant areas of risk to us as a company and to our properties. However, there are types of losses at the property level, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.

We may have difficulty selling real estate investments, and our ability to distribute all or a portion of the net proceeds from such sale to our stockholders may be limited.

Real estate investments are relatively illiquid. We will have a limited ability to vary our Portfolio in response to changes in economic or other conditions. We will also have a limited ability to sell assets in order to fund working capital and similar capital needs. When we sell any of our properties, we may not realize a gain on such sale. We may not elect to distribute any proceeds from the sale of properties to our stockholders; for example, we may use such proceeds to:

•	purchase additional properties;

•	repay debt, if any;

•	buy out interests of any co-venturers or other partners in any joint venture in which we are a party;

•	create working capital reserves; and/or

•	make repairs, maintenance, tenant improvements or other capital improvements or expenditures to our remaining properties.

Our ability to sell our properties may also be limited by our need to avoid a 100% penalty tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. In order to ensure that we avoid such characterization, we may be required to hold our properties for the production of rental income for a minimum period of time, generally two years, and comply with certain other requirements in the Internal Revenue Code of 1986, as amended (the “Code”).

We may be unable to redevelop existing properties successfully and our investments in the development of new properties will be subjected to development risk, which could adversely affect our results of operations due to unexpected costs, delays and other contingencies.

As part of our operating strategy, we intend to selectively expand and/or redevelop existing properties as market conditions warrant, as well as invest in development of new properties through our Invest-to-Own strategy. In addition to the risks associated with real estate investments in general as described above, there are significant risks associated with development activities including the following:

•	we or the developers that we finance may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in increased development costs and/or lower than expected leases;

•	developers may incur development costs for a property that exceed original estimates due to increased materials, labor or other costs, changes in development plans or unforeseen environmental conditions, which could make completion of the property more costly or uneconomical;

•	land, insurance and construction costs may be higher than expected in our markets; therefore, we may be unable to attract rents that compensate for these increases in costs;

•	we may abandon redevelopment or Invest-to-Own development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring any such opportunities;

•	rental rates and occupancy levels may be lower and operating and/or capital cost may be higher than anticipated;

•	changes in applicable zoning and land use laws may require us to abandon projects prior to their completion, resulting in the loss of development costs incurred up to the time of abandonment; and

•	possible delays in completion because of construction delays, delays in the receipt of zoning, occupancy and other approvals, or other factors outside of our control.

In addition, if a project is delayed, certain residents and tenants may have the right to terminate their leases. Any one or more of these risks may cause us or the projects in which we invest to incur unexpected development costs, which would negatively affect our results of operations.

As part of otherwise attractive portfolios of properties, we may acquire some properties with existing lock-out provisions, which may prohibit or inhibit us from selling a property for an indeterminate period of time, or may require us to maintain specified debt levels for a period of years on some properties.

Loan provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus affect cash available for distributions to you. Loan provisions may prohibit us from reducing the outstanding indebtedness with respect to properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties.

Loan provisions could impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our stock, relative to the value that would result if the loan provisions did not exist. In particular, loan provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

Our investments could be adversely affected if a Bluerock SP performs poorly at one of our projects, which could adversely affect returns to our stockholders.

In general, we expect to rely on our Bluerock SPs for the day-to-day management and development of our real estate investments. Our Bluerock SPs are not fiduciaries to us, and generally will have limited capital invested in a project, if any. One or more of our Bluerock SPs may perform poorly in managing one of our project investments for a variety of reasons, including failure to properly adhere to budgets or properly consummate the property business plan. Our Bluerock SPs may also underperform for strategic reasons related to projects or assets that a Bluerock SP is involved in with a Bluerock affiliate but not our company. If a Bluerock SP does not perform well at one of our projects, we may not be able to ameliorate the adverse effects of poor performance by terminating the Bluerock SP and finding a replacement partner to manage our projects in a timely manner. In such an instance, the returns to our stockholders could be adversely affected.

Actions of our joint venture partners could subject us to liabilities in excess of those contemplated or prevent us from taking actions which are in the best interests of our stockholders, which could result in lower investment returns to our stockholders.

We have entered into, and in the future intend to enter into, joint ventures with affiliates and other third parties, including our Bluerock SPs, to acquire or improve properties. We may also purchase properties in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present when acquiring real estate directly, including, for example:

•	joint venturers may share certain approval rights over major decisions;

•	that such co-venturer, co-owner or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals, including inconsistent goals relating to the sale of properties held in the joint venture or the timing of termination or liquidation of the joint venture;

•	the possibility that our co-venturer, co-owner or partner in an investment might become insolvent or bankrupt;

•	the possibility that we may incur liabilities as a result of an action taken by our co-venturer, co-owner or partner;

•	that such co-venturer, co-owner or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to maintaining our qualification as a REIT;

•	disputes between us and our joint venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable joint venture to additional risk; or

•	under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached which might have a negative influence on the joint venture.

These events might subject us to liabilities in excess of those contemplated and thus reduce your investment returns. If we have a right of first refusal or buy/sell right to buy out a co-venturer, co-owner or partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it would not otherwise be in our best interest to do so. If our interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Finally, we may not be able to sell our interest in a joint venture if we desire to exit the venture.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act; if we are subject to registration under the Investment Company Act, we will not be able to continue our business.

Neither we, nor our operating partnership, nor any of our subsidiaries intend to register as an investment company under the Investment Company Act. We expect that our operating partnership’s and subsidiaries’ investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the Investment Company Act. In order to maintain an exemption from regulation under the Investment Company Act, we intend to engage, through our operating partnership and our wholly and majority owned subsidiaries, primarily in the business of buying real estate, and these investments must be made within a year after an offering ends. If we are unable to invest a significant portion of the proceeds of an offering in properties within one year of the termination of such offering, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns, which would reduce the cash available for distribution to stockholders and possibly lower your returns.

We expect that most of our assets will be held through wholly owned or majority owned subsidiaries of our operating partnership. We expect that most of these subsidiaries will be outside the definition of investment company under Section 3(a)(1) of the Investment Company Act as they are generally expected to hold at least 60% of their assets in real property or in entities that they manage or co-manage that own real property. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. We believe that we, our operating partnership and most of the subsidiaries of our operating partnership will not fall within either definition of investment company as we invest primarily in real property, through our wholly or majority owned subsidiaries, the majority of which we expect to have at least 60% of their assets in real property or in entities that they manage or co-manage that own real property. As these subsidiaries would be investing either solely or primarily in real property, they would be outside of the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. We are organized as a holding company that conducts its businesses primarily through the operating partnership, which in turn is a holding company conducting its business through its subsidiaries. Both we and our operating partnership intend to conduct our operations so that they comply with the 40% test. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe that neither we nor the operating partnership will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor the operating partnership will engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the operating partnership’s wholly-owned or majority owned subsidiaries, we and the operating partnership will be primarily engaged in the non-investment company businesses of these subsidiaries.

In the event that the value of investment securities held by the subsidiaries of our operating partnership were to exceed 40%, we expect our subsidiaries to be able to rely on the exclusion from the definition of “investment company” provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires each of our subsidiaries relying on this exception to invest at least 55% of its portfolio in “mortgage and other liens on and interests in real estate,” which we refer to as “qualifying real estate assets” and maintain at least 70% to 90% of its assets in qualifying real estate assets or other real estate-related assets. The remaining 20% of the portfolio can consist of miscellaneous assets. What we buy and sell is therefore limited to these criteria. How we determine to classify our assets for purposes of the Investment Company Act will be based in large measure upon no-action letters issued by the SEC staff in the past and other SEC interpretive guidance. These no-action positions were issued in accordance with factual situations that may be substantially different from the factual situations we may face, and a number of these no-action positions were issued more than ten years ago. Pursuant to this guidance, and depending on the characteristics of the specific investments, certain joint venture investments may not constitute qualifying real estate assets and therefore investments in these types of assets may be limited. No assurance can be given that the SEC will concur with our classification of our assets. Future revisions to the Investment Company Act or further guidance from the SEC may cause us to lose our exclusion from registration or force us to re-evaluate our portfolio and our investment strategy. Such changes may prevent us from operating our business successfully.

In the event that we, or our operating partnership, were to acquire assets that could make either entity fall within the definition of investment company under Section 3(a)(1) of the Investment Company Act, we believe that we would still qualify for an exclusion from registration pursuant to Section 3(c)(6). Section 3(c)(6) excludes from the definition of investment company any company primarily engaged, directly or through majority owned subsidiaries, in one or more of certain specified businesses. These specified businesses include the real estate business described in Section 3(c)(5)(C) of the Investment Company Act. It also excludes from the definition of investment company any company primarily engaged, directly or through majority owned subsidiaries, in one or more of such specified businesses from which at least 25% of such company’s gross income during its last fiscal year is derived, together with any additional business or businesses other than investing, reinvesting, owning, holding, or trading in securities. Although the SEC staff has issued little interpretive guidance with respect to Section 3(c)(6), we believe that we and our operating partnership may rely on Section 3(c)(6) if 55% of the assets of our operating partnership consist of, and at least 55% of the income of our operating partnership is derived from, qualifying real estate assets owned by wholly owned or majority owned subsidiaries of our operating partnership.

To ensure that neither we, nor our operating partnership nor subsidiaries are required to register as an investment company, each entity may be unable to sell assets they would otherwise want to sell and may need to sell assets they would otherwise wish to retain. In addition, we, our operating company or our subsidiaries may be required to acquire additional income or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. Although we, our operating partnership and our subsidiaries intend to monitor our respective portfolios periodically and prior to each acquisition or disposition, any of these entities may not be able to maintain an exclusion from registration as an investment company. If we, our operating partnership or our subsidiaries are required to register as an investment company but fail to do so, the unregistered entity would be prohibited from engaging in our business, and criminal and civil actions could be brought against such entity. In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.

We have experienced losses in the past, and we may experience similar losses in the future.

From inception of our company through December 31, 2014, we had a cumulative net loss of $11.3 million. Our losses can be attributed, in part, to the initial start-up costs and high corporate general and administrative expenses relative to the size of our portfolio. In addition, acquisition costs and depreciation and amortization expenses substantially reduced our income. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

We continue to generate negative operating cash flow, and our corporate general and administrative expenses remain high relative to the size of our Current Portfolio.

Our current corporate general and administrative expenses exceed the cash flow received from our investments in real estate joint ventures. The primary reason for our negative operating cash flow is the amount of our corporate general and administrative expenses relative to the size of our Current Portfolio. Our corporate general and administrative expenses were $2.7 million for the year ended December 31, 2014, which reflected an increase of $0.9 million over the same period in 2013. There can be no assurance that future operating cash flow will improve. If cash flow received from our investments does not improve and our corporate general and administrative expenses remain high relative to the size of our portfolio, this would reduce the amount of funds available for us to invest in properties or other investments. These factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.

Our corporate general and administrative costs are likely to remain high relative to the size of our portfolio, which will adversely affect our results of operations and our ability to make distributions to our stockholders.

If we are not successful in investing the net proceeds of an offering in the manner set forth under “Use of Proceeds” in any applicable prospectus or prospectus supplement and continuing to raise capital and invest on an accretive basis, our corporate general and administrative costs will likely remain high relative to the size of our portfolio. If that occurs, it would adversely affect our results of operations and our ability to make distributions to our stockholders.

We have very limited sources of capital other than the proceeds of offerings of our securities to meet our primary liquidity requirements.

We have very limited sources of capital other than cash from property operations and the net proceeds of offerings of our securities to meet our primary liquidity requirements. As a result, we may not be able to pay our liabilities and obligations when they come due other than with the net proceeds of an offering, which may limit our ability to fully consummate our business plan and diversify our portfolio. In the past, we have relied on borrowing from affiliates to help finance our business activities. However, there are no assurances that we will be able to continue to borrow from affiliates or extend the maturity date of any loans that may be outstanding and due to affiliates.

You will have limited control over changes in our policies and day-to-day operations, which limited control increases the uncertainty and risks you face as a stockholder. In addition, our board of directors may change our major operational policies without your approval.

Our board of directors determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. See “Important Provisions of Maryland Corporate Law and Our Charter and Bylaws” in any applicable prospectus or prospectus supplement.

Our Manager is responsible for the day-to-day operations of our company and the selection and management of investments and has broad discretion over the use of proceeds from offerings of our securities. Accordingly, you should not purchase our securities unless you are willing to entrust all aspects of the day-to-day management and the selection and management of investments to our Manager, who will manage our company in accordance with the Management Agreement. In addition, our Manager may retain independent contractors to provide various services for our company, and you should note that such contractors will have no fiduciary duty to you or the other stockholders and may not perform as expected or desired.

In addition, while any applicable prospectus or prospectus supplement outlines our investment policies and generally describes our target portfolio, our board of directors or our Manager may make adjustments to these policies based on, among other things, prevailing real estate market conditions and the availability of attractive investment opportunities. While we have no current intention of changing our investment policies, we will not forego an attractive investment because it does not fit within our targeted asset class or portfolio composition. We may use the proceeds of an offering to purchase or invest in any type of real estate which we determine is in the best interest of our stockholders. As such, our actual portfolio composition may vary substantially from the target portfolio described in the applicable prospectus or prospectus supplement.

If we internalize our management functions, we could incur other significant costs associated with being self-managed.

At the earlier of (i) April 2, 2017, three years following the completion of the IPO, and (ii) the date on which the value of our stockholders’ equity exceeds $250 million, our board of directors may, but is not obligated to, pursue the internalization of the functions performed for us by our Manager through the acquisition of our Manager or similar transaction through which we would bring onboard our Manager’s management team. The method by which we could internalize these functions could take many forms. While we believe that there are substantial benefits to internalization of management functions at the appropriate time, there is no assurance that internalization will be beneficial to us and our stockholders, and internalizing our management functions could reduce earnings per share and funds from operation per share. For example, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our Manager or its affiliates. Internalization transactions involving the internalization of managers affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in properties or other investments to pay distributions. All these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

Your rights as stockholders and our rights to recover claims against our officers, directors and Manager are limited.

Under Maryland law, our charter, our bylaws and the terms of certain indemnification agreements with our directors, we may generally indemnify our officers, our directors, our Manager and their respective affiliates to the maximum extent permitted by Maryland law. Maryland law permits us to indemnify our present and former directors and officers, among others, against judgments, penalties, fines, settlements and reasonable expenses actually incurred by them in connection with any proceeding to which they may be made or threatened to be made a party by reason of their service in those or other capacities unless it is established that: (1) the act or omission of the director or officer was material to the matter giving rise to the proceeding and (i) was committed in bad faith or (ii) was the result of active and deliberate dishonesty; (2) the director or officer actually received an improper personal benefit in money, property or services; or (3) in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and our Manager and its affiliates, than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents or our Manager in some cases.

A limit on the percentage of our securities a person may own may discourage a takeover or business combination, which could prevent our stockholders from realizing a premium price for their stock.

Our charter restricts direct or indirect ownership by one person or entity to no more than 9.8% in value of the outstanding shares of our capital stock or 9.8% in number of shares or value, whichever is more restrictive, of the outstanding shares of our common stock unless exempted (prospectively or retroactively) by our board of directors. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to our stockholders.

Our charter permits our board of directors to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue and may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any such stock. Our board of directors could also authorize the issuance of up to 250,000,000 shares of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

Risks Related to Our Contribution Transactions and Other Related Party Transactions

We may be subject to unknown liabilities in connection with the contribution transactions which could result in unexpected liabilities and expenses.

As part of the contribution transactions consummated in connection with the IPO, we (through our operating partnership) received certain assets or interests in certain assets subject to existing liabilities, which may include liabilities that are unknown to us. Unknown liabilities might include liabilities for cleanup or remediation of undisclosed environmental conditions, claims of tenants, vendors or other persons dealing with the entities prior to an offering (including those that had not been asserted or threatened prior to such offering), tax liabilities, and accrued but unpaid liabilities incurred in the ordinary course of business. Although we are not aware of any, our recourse with respect to any such liabilities may be limited. Depending upon the amount or nature of such liabilities, our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of our shares may be adversely affected.

We did not obtain new owner’s title insurance policies in connection with the acquisition of our real estate investments in the contribution transactions.

Each of the properties underlying the contributed real estate investments in our contribution transactions is insured by a title insurance policy. We did not, however, obtain new owner’s title insurance policies in connection with the contribution transactions unless the existing mortgage loans remained in place upon completion of the acquisition, in which case we may have obtained new title policies or updated existing title policies if required by a lender. Although we are not aware of any, if there were a material title defect related to any of these properties that is not adequately covered by a title insurance policy, we could lose some or all of our capital invested in and our anticipated profits from such property.

We did not obtain new Phase I environmental site assessments in connection with our contribution transactions, and the assessments our sellers obtained before acquisition of these properties did not provide assurance that we will not be exposed to environmental liabilities at our properties.

We did not obtain new Phase I environmental site assessments with respect to all of the properties underlying our contributed real estate investments prior to the contribution transactions. No assurances can be given that any of the prior Phase I environmental site assessments previously obtained by Fund I and the Bluerock Funds identify all environmental conditions impacting the properties because material environmental conditions may have developed since the Phase I environmental site assessments were conducted. The Phase I environmental site assessments are also of limited scope and do not include comprehensive asbestos, lead-based paint or lead in drinking water assessments. Therefore, the properties developed earlier than 1989 may contain such hazardous substances. Comprehensive mold and radon assessments also were not conducted and some of the initial properties were identified in areas with radon levels above action levels for residential buildings by the Environmental Protection Agency. We also cannot guarantee that a prior owner or tenant of a property or that an adjacent property owner has not created a material environmental condition that is unknown to us or that there are no other unknown material environmental conditions as to any one or more of the properties underlying our contributed real estate investments. There also exists the risk that material environmental conditions, liabilities or compliance concerns may arise in the future. The realization of any or all of these risks may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of shares of our stock.

We may pursue less vigorous enforcement of the terms of certain agreements in connection with related party transactions because of conflicts of interest with certain of our officers and directors, and the terms of those agreements may be less favorable to us than they might otherwise be in an arm’s-length transaction.

The agreements we enter into in connection with related party transactions are expected to contain limited representations and warranties and have limited express indemnification rights in the event of a breach of those agreements. Furthermore, Mr. Kamfar, our Chairman, Chief Executive Officer and President, currently serves as an officer of Bluerock. Consequently, he has a fiduciary duty to act in the best interests of Fund I and the Bluerock Funds. Further, Mr. Kachadurian, a director and our Manager’s Vice Chairman, is affiliated with Bluerock and will have a conflict with respect to any matters that require consideration by our board of directors that occur between us and Bluerock. Even if we have actionable rights, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements or under other agreements we may have with these parties, because of our desire to maintain positive relationships with these individuals.

Our tax protection agreement requires our operating partnership to maintain certain debt levels that otherwise would not be required to operate our business.

Under our tax protection agreement with NPT, our operating partnership will provide NPT the opportunity to guarantee debt or enter into a deficit restoration obligation upon a future repayment, retirement, refinancing or other reduction (other than scheduled amortization) of currently outstanding debt prior to the sixth anniversary of the completion of our contribution transactions. If we fail to make such opportunity available, we will be required to deliver to NPT a cash payment intended to approximate the tax liability of certain members of NPT resulting from our failure to make such opportunity available and the tax liabilities incurred as a result of such tax protection payment. We agreed to these provisions in order to assist certain members of NPT in deferring the recognition of taxable gain as a result of and after our contribution transactions. These obligations may require us to maintain more or different indebtedness than we would otherwise require for our business. We estimate that the amount of indebtedness we are required to maintain for this purpose will not exceed $20 million.

Risks Related to our Management and Relationships with our Manager

We are dependent on our Manager and its key personnel for our success.

Currently, we are externally advised by our Manager and, pursuant to the Management Agreement, our Manager is not obligated to dedicate any specific personnel exclusively to us, nor is its personnel obligated to dedicate any specific portion of their time to the management of our business. As a result, we cannot provide any assurances regarding the amount of time our Manager will dedicate to the management of our business. Moreover, each of our officers and non-independent directors is also an employee of our Manager or one of its affiliates, and has significant responsibilities for other investment vehicles currently managed by Bluerock affiliates, and may not always be able to devote sufficient time to the management of our business. Consequently, we may not receive the level of support and assistance that we otherwise might receive if we were internally managed.

In addition, we offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager’s principals and professionals. The initial term of our Management Agreement with our Manager only extends until April 2, 2017 (the third anniversary of the closing of the IPO), with automatic one-year renewals thereafter, and may be terminated earlier under certain circumstances. If the Management Agreement is terminated or not renewed and no suitable replacement is found to manage us, we may not be able to execute our business plan, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

The inability of our Manager to retain or obtain key personnel could delay or hinder implementation of our investment strategies, which could impair our ability to make distributions and could reduce the value of your investment.

Our Manager is obligated to supply us with substantially all of our senior management team, including our chief executive officer, president, chief accounting officer and chief operating officer. Subject to investment, leverage and other guidelines or policies adopted by our board of directors, our Manager has significant discretion regarding the implementation of our investment and operating policies and strategies. Accordingly, we believe that our success will depend significantly upon the experience, skill, resources, relationships and contacts of the senior officers and key personnel of our Manager and its affiliates. In particular, our success depends to a significant degree upon the contributions of Messrs. Kamfar, Kachadurian, Babb, Ruddy, Konig and MacDonald, all of whom are senior officers of our Manager. We do not have employment agreements with any of these key personnel and do not have key man life insurance on any of them. If any of Messrs. Kamfar, Kachadurian, Babb, Ruddy, Konig and MacDonald were to cease their affiliation with us or our Manager, our Manager may be unable to find suitable replacements, and our operating results could suffer. We believe that our future success depends, in large part, upon our Manager’s ability to hire and retain highly skilled managerial, operational and marketing personnel. Competition for highly skilled personnel is intense, and our Manager may be unsuccessful in attracting and retaining such skilled personnel. If we lose or are unable to obtain the services of highly skilled personnel, our ability to implement our investment strategies could be delayed or hindered, and the value of your investment may decline.

Our Manager’s limited operating history makes it difficult for you to evaluate this investment.

Our Manager has less than one year of operating history and may not be able to successfully operate our business or achieve our investment objectives. We may not be able to conduct our business as described in our plan of operation.

Termination of our Management Agreement, even for poor performance, could be difficult and costly, including as a result of termination fees, and may cause us to be unable to execute our business plan.

Termination of our Management Agreement without cause, even for poor performance, could be difficult and costly. We may terminate our Management Agreement without cause if at least two-thirds of our independent directors determine either (i) there has been unsatisfactory performance by our Manager that is materially detrimental to us or (ii) the base management and incentive fees payable by us to our Manager are above current market rates. We may generally terminate our Manager for “cause” (as defined in our Management Agreement); provided, that if we are terminating due to a “change of control” of our Manager (as defined in our Management Agreement), a majority of our independent directors must determine such change of control is materially detrimental to us prior to any termination. If we terminate the Management Agreement without cause or in connection with an internalization, or if the Manager terminates the Management Agreement because of a material breach thereof by us or as a result of a change of control of our company, we must pay our Manager a termination fee payable in cash or, in connection with an internalization, acquire our Manager at an equivalent price, which may include a contribution of the Manager’s assets in exchange for Operating Partnership (or “OP Units”) or other tax-efficient transaction. The termination fee, if any, will be equal to three times the sum of the base management fee and incentive fee earned, in each case, by our Manager during the 12-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. These provisions may substantially restrict our ability to terminate the Management Agreement without cause and would cause us to incur substantial costs in connection with such a termination. Furthermore, in the event that our Management Agreement is terminated, with or without cause, and we are unable to identify a suitable replacement to manage us, our ability to execute our business plan could be adversely affected.

Because we are dependent upon our Manager and its affiliates to conduct our operations, any adverse changes in the financial health of our Manager or its affiliates or our relationship with them could hinder our operating performance and the return on your investment.

We are dependent on our Manager and its affiliates to manage our operations and acquire and manage our portfolio of real estate assets. Under the direction of our board of directors, and subject to our investment guidelines, our Manager makes all decisions with respect to the management of our company. Our Manager depends upon the fees and other compensation that it receives from us in connection with managing our company to conduct its operations. Any adverse changes in the financial condition of our Manager or its affiliates, or our relationship with our Manager, could hinder its ability to successfully manage our operations and our portfolio of investments, which would adversely affect us and our stockholders.

Our board of directors has approved very broad investment guidelines for our Manager and will not approve each investment and financing decision made by our Manager unless required by our investment guidelines.

Our Manager is authorized to follow very broad investment guidelines established by our board of directors. Our board of directors will periodically review our investment guidelines and our portfolio of assets but will not, and will not be required to, review all of our proposed investments, except in limited circumstances as set forth in our investment policies, which are described under “Policies with Respect to Certain Activities — Our Investment Policies.” In addition, in conducting periodic reviews, our board of directors may rely primarily on information provided to them by our Manager. Furthermore, transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of assets in which to invest on our behalf, including making investments that may result in returns that are substantially below expectations or result in losses, which would materially and adversely affect our business and results of operations, or may otherwise not be in the best interests of our stockholders.

Our Manager and our senior management team have limited experience managing a REIT and limited experience managing a publicly traded REIT.

The experience of our senior management team in managing a REIT is limited to the time since 2008, and that of our Manager is limited to the time since the completion of the IPO. Moreover, our Manager and most members of our senior management team have limited experience managing a publicly traded REIT. We cannot assure you that the past experience of our Manager and our senior management team will be sufficient to successfully operate our company as a REIT or a publicly traded company, including the requirements to timely meet disclosure requirements of the SEC, and comply with the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”).

Risks Related to Conflicts of Interest

The Management Agreement with our Manager was not negotiated on an arm’s-length basis and may not be as favorable to us as if it had been negotiated with an unaffiliated third party.

Our executive officers, including two of our five directors, are executives of Bluerock. Our Management Agreement was negotiated between related parties and its terms, including fees payable to our Manager, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the Management Agreement because of our desire to maintain our ongoing relationship with Bluerock and its affiliates.

We may have conflicts of interest with our Manager and other affiliates, which could result in investment decisions that are not in the best interests of our stockholders.

There are numerous conflicts of interest between our interests and the interests of our Manager, Bluerock and their respective affiliates, including conflicts arising out of allocation of personnel to our activities, allocation of investment opportunities between us and investment vehicles affiliated with Bluerock, purchase or sale of apartment properties, including from or to Bluerock or its affiliates and fee arrangements with our Manager that might induce our Manager to make investment decisions that are not in our best interests. Examples of these potential conflicts of interest include:

•	Bluerock and the Bluerock Funds, which are managed by Bluerock and its affiliates, own a significant portion of our common stock on a fully diluted basis, which could give Bluerock the ability to control the outcome of matters submitted for stockholder approval and allow Bluerock to exert significant influence over our company in a manner that may not be in the best interests of our other stockholders;

•	Competition for the time and services of personnel that work for us and our affiliates;

•	Compensation payable by us to our Manager and its affiliates for their various services, which may not be on market terms and is payable, in some cases, whether or not our stockholders receive distributions;

•	The possibility that our Manager, its officers and their respective affiliates will face conflicts of interest relating to the purchase and leasing of properties, subject to the terms of our investment allocation agreement with our Manager and Bluerock, and that such conflicts may not be resolved in our favor, thus potentially limiting our investment opportunities, impairing our ability to make distributions and adversely affecting the trading price of our stock;

•	The possibility that if we acquire properties from Bluerock or its affiliates, the price may be higher than we would pay if the transaction were the result of arm’s-length negotiations with a third party;

•	The possibility that our Manager will face conflicts of interest caused by its indirect ownership by Bluerock, some of whose officers are also our officers and two of whom are directors of ours, resulting in actions that may not be in the long-term best interests of our stockholders;

•	Our Manager has considerable discretion with respect to the terms and timing of our acquisition, disposition and leasing transactions, and the incentive fee payable by us to our Manager is determined based on AFFO, which may create an incentive for our Manager to make investments that are risky or more speculative than would otherwise be in our best interests;

•	The possibility that we may acquire or merge with our Manager, resulting in an internalization of our management functions;

•	The possibility that conflicts of interest may arise between NPT, as a holder of OP Units, and our stockholders with respect to a reduction of indebtedness of our operating partnership, which could have adverse tax consequences to certain members of NPT thereby making those transactions less desirable to NPT, which will continue to be managed by a Bluerock affiliate;

•	The possibility that the competing demands for the time of our Manager, its affiliates and our officers may result in them spending insufficient time on our business, which may result in our missing investment opportunities or having less efficient operations, which could reduce our profitability and result in lower distributions to you; and

•	As of December 31, 2014, all but one of our investments have been made through joint venture arrangements with affiliates of our Manager (in addition to unaffiliated third parties), which arrangements were not the result of arm’s-length negotiations of the type normally conducted between unrelated co-venturers, and which could result in a disproportionate benefit to affiliates of our Manager.

Any of these and other conflicts of interest between us and our Manager could have a material adverse effect on the returns on our investments, our ability to make distributions to stockholders and the trading price of our stock.

Certain current or future private investment funds managed by Bluerock or its affiliates may have the right to co-invest with us in Class A apartment properties in our target markets, which could adversely affect our ability to invest timely in our target assets, thereby materially and adversely affecting our results of operations and our ability to make distributions to our stockholders.

Certain current or future private investment funds managed by Bluerock or its affiliates may have the right to co-invest with us in Class A apartment properties in our target markets under an investment allocation agreement, subject to us and each fund having capital available for investment and the determination by our Manager and the general partner of each of such funds, which is, or will be, an affiliate of Bluerock, that the proposed investment is suitable for us and such fund, respectively. Pursuant to the investment allocation agreement, the Bluerock-affiliated funds will have the right to co-invest with us under certain circumstances. Depending on the circumstances, we may co-invest in a particular asset with one or any combination of the Bluerock-affiliated funds. To the extent that one of the Bluerock-affiliated funds has significant available capital, the likelihood that we may co-invest in a particular asset with such fund could increase significantly. To the extent that we acquire assets with the Bluerock-affiliated funds, our ability to invest the net proceeds from an offering in revenue-generating assets in the near term may be hindered, which would have a material adverse effect on our results of operations and ability to make distributions to our stockholders. In addition, because affiliates of Bluerock also manage the Bluerock-affiliated funds, and fees payable to such affiliates by the Bluerock-affiliated funds may be more advantageous than fees payable by us to our Manager, our interests in such investments may conflict with the interests of the Bluerock-affiliated funds, and our Manager or its affiliates may take actions that may not be most favorable to us, including in the event of a default or restructuring of assets subject to co-investment rights.

In addition, because these funds are, and other co-investment funds managed by Bluerock and its affiliates in the future likely will be closed-end funds with finite lives, such funds are expected to dispose of substantially all of the assets in their respective portfolios prior to dissolution. As a result, prior to such dissolutions, we may need to sell our interests in the co-investment assets before we otherwise would in order to avoid a potential conflict. Our decision to sell such interests will depend, among other things, on our ability to sell the interests at favorable prices or at all. It is also possible that our Manager or its affiliates, who also manage such funds, may sell such co-investment assets at times or prices that are not in the best interests of us or our stockholders. In addition, to the extent that such funds dispose of co-investment assets that are qualifying assets, we may be required to purchase additional qualifying assets (subject to the availability of capital at favorable prices or at all) or sell non-qualifying assets at inopportune times or prices in order to maintain our qualification as a REIT and our exemption from registration under the Investment Company Act. Even if our interests are not in conflict with those of funds with co-investment rights, we will not realize the full economic benefits of the investment. If any of the foregoing were to occur, our Manager’s ability to operate our business in a manner consistent with our business strategy could be hindered materially, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

Bluerock and the Bluerock Funds’ ownership of a significant portion of the outstanding shares of our common stock on a fully diluted basis could give Bluerock the ability to control the outcome of matters submitted for stockholder approval and otherwise allow Bluerock to exert significant influence over our company in a manner that may not be in the best interests of our other stockholders.

As of December 31, 2014, Bluerock Funds will beneficially own approximately 13.3% of our outstanding Class A common stock on a fully diluted basis and Bluerock, along with our Manager, senior executives of our Manager, and our directors, along with their affiliates, will beneficially own approximately 6.8% of our outstanding Class A common stock on a fully diluted basis. As a result of Bluerock and the Bluerock Funds’ significant ownership in our company, Bluerock will have significant influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including the ability to control the outcome of matters submitted to our stockholders for approval such as the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In particular, this concentrated voting control could delay, defer or prevent a change of control, merger, consolidation or sale of all or substantially all of our assets that our other stockholders and our board of directors support. Conversely, Bluerock’s concentrated voting control could result in the consummation of such a transaction that our other stockholders and our board of directors do not support.

Our executive officers have interests that may conflict with the interests of stockholders.

Our executive officers are also affiliated with or are executive and/or senior officers of our Manager, Bluerock and their affiliates. These individuals may have personal and professional interests that conflict with the interests of our stockholders with respect to business decisions affecting us and our operating partnership. As a result, the effect of these conflicts of interest on these individuals may influence their decisions affecting the negotiation and consummation of the transactions whereby we acquire apartment properties in the future from Bluerock or its affiliates, or in the allocation of investment opportunities to us by Bluerock or its affiliates.

We may pursue less vigorous enforcement of terms of the contribution agreements for the apartment properties we acquired from Fund I and the Bluerock Funds because of conflicts of interest with our senior management team.

Our executive officers and two of our directors, one of whom is also chairman of our board of directors, have professional responsibilities with Fund I and the Bluerock Funds, which contributed interests in apartment properties to our operating partnership. As part of the contribution of these interests, Fund I and the Bluerock Funds made limited representations and warranties to us regarding the interests acquired. See “— Risks Related to Our Contribution Transactions — We may be subject to unknown liabilities in connection with our contribution transactions which could result in unexpected liabilities and expenses.” Any indemnification from Fund I and the Bluerock Funds related to the contribution is limited. We may choose not to enforce, or to enforce less vigorously, our rights under the contribution agreements due to our ongoing relationship between our executive officers and Bluerock.

Our Manager, our executive officers and their affiliates may face conflicts of interest and competing demands on their time, which could adversely impact your investment.

We rely on our Manager and its affiliates to select our properties and manage our assets and daily operations. Many of the same persons serve as directors, officers and employees of our company, our Manager and its affiliates. This amount will vary from week to week depending on our needs, as well as the needs of our affiliates for which our officers perform functions. Certain of our Manager’s affiliates, including its principals, are presently, and plan in the future to continue to be, and our Manager plans in the future to be, involved with real estate programs and activities which are unrelated to us. As a result of these activities, our Manager, its employees and certain of its affiliates have conflicts of interest in allocating their time between us and other activities in which they are or may become involved. Our Manager and its employees will devote only as much of their time to our business as our Manager, in its judgment, determines is reasonably required, which may be substantially less than their full time. Therefore, our Manager and its employees may experience conflicts of interest in allocating management time, services, and functions among us and other of our affiliates and any other business ventures in which they or any of their key personnel, as applicable, are or may become involved. This could result in actions that are more favorable to other of our affiliates than to us. However, our Manager believes that it and its affiliates have sufficient personnel to discharge fully their responsibilities to all of the activities of our affiliates in which they are involved.

The incentive fee we pay our Manager may induce it to make riskier investments, which could adversely affect our financial condition, results of operations and the trading price of our stock.

The incentive fee payable by us to our Manager is determined based on AFFO, which may create an incentive for our Manager to make investments that are risky or more speculative than would otherwise be in our best interests. In evaluating investments and other management strategies, the incentive fee structure may lead our Manager to place undue emphasis on the maximization of AFFO at the expense of other criteria, such as preservation of capital, in order to increase its incentive fee. Investments with higher yields generally have higher risk of loss than investments with lower yields, and could result in higher investment losses, particularly during cyclical economic downturns, which could adversely affect the trading price of our stock.

We may be obligated to pay our Manager quarterly incentive fees even if we incur a net loss during a particular quarter and our Manager will receive a base management fee regardless of the performance of our portfolio.

Our Manager is entitled to a quarterly incentive fee based on our pre-incentive fee AFFO, which will reward our Manager if our quarterly AFFO exceeds an 8% hurdle on our adjusted stockholders’ equity. Our AFFO for a particular quarter will exclude the effect of any unrealized gains, losses or other items during that quarter that do not affect realized net income, even if these adjustments result in a net loss on our statement of operations for that quarter. Thus, we may be required to pay our Manager an incentive fee for a fiscal quarter even if we incur a net loss for that quarter as determined in accordance with GAAP. In addition, our Manager is entitled to receive a base management fee based on a percentage of stockholders’ equity, regardless of our performance or its performance in managing our business. Our Manager will also receive reimbursement of expenses and fees incurred directly on our behalf regardless of its or our performance. As a result, even if our Manager does not identify profitable investment opportunities for us, it will still receive material compensation from us. This compensation structure may reduce our Manager’s incentive to devote time and effort to seeking profitable opportunities for our portfolio.

If we acquire properties from affiliates of our Manager, the price may be higher than we would pay if the transaction were the result of arm’s-length negotiations.

We may acquire properties or investments from Bluerock, our Manager, directors or officers, or their respective affiliates. The prices we pay for such properties will not be the subject of arm’s-length negotiations, which means that the acquisitions may be on terms less favorable to us than those negotiated in an arm’s-length transaction. Even though we expect to use an independent third-party appraiser to determine fair market value when acquiring properties from our Manager and its affiliates, we may pay more for particular properties than we would have in an arm’s-length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders.

Legal counsel for us, Bluerock and some of our affiliates is the same law firm.

Kaplan Voekler Cunningham & Frank, PLC acts as legal counsel to us, Bluerock, Fund I and the Bluerock Funds, and some of our affiliates. Kaplan Voekler Cunningham & Frank, PLC is not acting as counsel for any specific group of stockholders or any potential investor. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, Kaplan Voekler Cunningham & Frank, PLC may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our Manager or our affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should such a conflict not be readily apparent, Kaplan Voekler Cunningham & Frank, PLC may inadvertently act in derogation of the interest of parties which could adversely affect us, and our ability to meet our investment objectives and, therefore, our stockholders.

We have entered into joint venture investments with affiliates of Bluerock and may continue to do so in the future.

As of November 17, 2014, all but four of our investments in equity interests in real property have been made through joint venture arrangements with affiliates of Bluerock as well as unaffiliated third parties. We expect that our Manager will continue to be presented with opportunities to purchase all or a portion of a property. In such instances, it is likely that we will continue to work together with programs sponsored by Bluerock to apportion the assets within the property among us and such other programs in accordance with the investment objectives of the various programs and the terms of our investment allocation agreement. After such apportionment, the property would be owned by two or more programs sponsored by Bluerock or joint ventures composed of programs sponsored by affiliates of Bluerock. The negotiation of how to divide the property among the various programs will not be at arm’s-length and conflicts of interest will arise in the process. We cannot assure you that we will be as successful as we otherwise would be if we enter into joint venture arrangements with programs sponsored by Bluerock or with affiliates of Bluerock or our Manager. It is possible that in connection with the purchase of a property or in the course of negotiations with programs sponsored by Bluerock to allocate portions of such property, we may be required to purchase a property that we would otherwise consider inappropriate for our portfolio, in order to also purchase a property that our Manager considers desirable. Although we expect to conduct independent appraisals of the assets comprising the property prior to apportionment, it is possible that we could pay more for an asset in this type of transaction than we would pay in an arm’s-length transaction with a third party unaffiliated with our Manager.

The terms pursuant to which affiliates of Bluerock manage one of our joint venture partners will differ from the terms pursuant to which our Manager manages us. Moreover, affiliates of Bluerock may also have a much more significant ownership interest in such joint venture partner than in us. As a result, Bluerock may have financial incentives to structure the terms of the joint venture in a way that favors such joint venture partner. In addition, the co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. Since Bluerock and its affiliates control both us and any affiliated co-venturer, agreements and transactions between the co-venturers with respect to any such joint venture do not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers.

Risks Associated with Debt Financing

We have used and may continue to use mortgage and other debt financing to acquire properties or interests in properties and otherwise incur other indebtedness, which increases our expenses and could subject us to the risk of losing properties in foreclosure if our cash flow is insufficient to make loan payments.

We are permitted to acquire real properties and other real estate-related investments, including entity acquisitions, by assuming either existing financing secured by the asset or by borrowing new funds. In addition, we may incur or increase our mortgage debt by obtaining loans secured by some or all of our assets to obtain funds to acquire additional investments or to pay distributions to our stockholders. We also may borrow funds if necessary to satisfy the requirement that we distribute at least 90% of our annual “REIT taxable income,” or otherwise as is necessary or advisable to assure that we maintain our qualification as a REIT for federal income tax purposes.

There is no limit on the amount we may invest in any single property or other asset or on the amount we can borrow to purchase any individual property or other investment. If we mortgage a property and have insufficient cash flow to service the debt, we risk an event of default which may result in our lenders foreclosing on the properties securing the mortgage.

If we cannot repay or refinance loans incurred to purchase our properties, or interests therein, then we may lose our interests in the properties secured by the loans we are unable to repay or refinance.

High levels of debt or increases in interest rates could increase the amount of our loan payments, which could reduce the cash available for distribution to stockholders.

Our policies do not limit us from incurring debt. For purposes of calculating our leverage, we assume full consolidation of all of our real estate investments, whether or not they would be consolidated under GAAP, include assets we have classified as held for sale, and include any joint venture level indebtedness in our total indebtedness. As of December 31, 2014, the ratio of our total indebtedness to the fair market value of our real estate investments as determined by our Manager was 63.0%, which is high relative to other listed REITs.

These high debt levels cause us to incur higher interest charges, resulting in higher debt service payments, and may be accompanied by restrictive covenants. Interest we pay reduces cash available for distribution to stockholders. Additionally, with respect to our variable rate debt, increases in interest rates increase our interest costs, which reduces our cash flow and our ability to make distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments and could result in a loss. In addition, if we are unable to service our debt payments, our lenders may foreclose on our interests in the real property that secures the loans we have entered into.

High mortgage rates may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flow from operations and the amount of cash distributions we can make.

To qualify as a REIT, we will be required to distribute at least 90% of our annual taxable income (excluding net capital gains) to our stockholders in each taxable year, and thus our ability to retain internally generated cash is limited. Accordingly, our ability to acquire properties or to make capital improvements to or remodel properties will depend on our ability to obtain debt or equity financing from third parties or the sellers of properties. If mortgage debt is unavailable at reasonable rates, we may not be able to finance the purchase of properties. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. We may be unable to refinance properties. If any of these events occurs, our cash flow would be reduced. This, in turn, would reduce cash available for distribution to you and may hinder our ability to raise capital by issuing more stock or borrowing more money.

Lenders may require us to enter into restrictive covenants relating to our operations, which could limit our ability to make distributions to you.

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or replace our Manager. These or other limitations may limit our flexibility and prevent us from achieving our operating plans.

Our ability to obtain financing on reasonable terms would be impacted by negative capital market conditions.

Recently, domestic and international financial markets have experienced unusual volatility and uncertainty. Although this condition occurred initially within the “subprime” single-family mortgage lending sector of the credit market, liquidity has tightened in overall financial markets, including the investment grade debt and equity capital markets. Consequently, there is greater uncertainty regarding our ability to access the credit market in order to attract financing on reasonable terms. Investment returns on our assets and our ability to make acquisitions could be adversely affected by our inability to secure financing on reasonable terms, if at all.

Some of our mortgage loans may have “due on sale” provisions, which may impact the manner in which we acquire, sell and/or finance our properties.

In purchasing properties subject to financing, we may obtain financing with “due-on-sale” and/or “due-on-encumbrance” clauses. Due-on-sale clauses in mortgages allow a mortgage lender to demand full repayment of the mortgage loan if the borrower sells the mortgaged property. Similarly, due-on-encumbrance clauses allow a mortgage lender to demand full repayment if the borrower uses the real estate securing the mortgage loan as security for another loan. In such event, we may be required to sell our properties on an all-cash basis, which may make it more difficult to sell the property or reduce the selling price.

Lenders may be able to recover against our other properties under our mortgage loans.

In financing our property acquisitions, we will seek to obtain secured nonrecourse loans. However, only recourse financing may be available, in which event, in addition to the property securing the loan, the lender would have the ability to look to our other assets for satisfaction of the debt if the proceeds from the sale or other disposition of the property securing the loan are insufficient to fully repay it. Also, in order to facilitate the sale of a property, we may allow the buyer to purchase the property subject to an existing loan whereby we remain responsible for the debt.

If we are required to make payments under any “bad boy” carve-out guaranties that we may provide in connection with certain mortgages and related loans, our business and financial results could be materially adversely affected.

In obtaining certain nonrecourse loans, we may provide standard carve-out guaranties. These guaranties are only applicable if and when the borrower directly, or indirectly through agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper (commonly referred to as “bad boy” guaranties). Although we believe that “bad boy” carve-out guaranties are not guaranties of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond the borrower’s control, some lenders in the real estate industry have recently sought to make claims for payment under such guaranties. In the event such a claim were made against us under a “bad boy” carve-out guaranty following foreclosure on mortgages or related loan, and such claim were successful, our business and financial results could be materially adversely affected.

Interest-only indebtedness may increase our risk of default and ultimately may reduce our funds available for distribution to our stockholders.

We may finance our property acquisitions using interest-only mortgage indebtedness. During the interest-only period, the amount of each scheduled payment will be less than that of a traditional amortizing mortgage loan. The principal balance of the mortgage loan will not be reduced (except in the case of prepayments) because there are no scheduled monthly payments of principal during this period. After the interest-only period, we will be required either to make scheduled payments of amortized principal and interest or to make a lump-sum or “balloon” payment at maturity. These required principal or balloon payments will increase the amount of our scheduled payments and may increase our risk of default under the related mortgage loan. If the mortgage loan has an adjustable interest rate, the amount of our scheduled payments also may increase at a time of rising interest rates. Increased payments and substantial principal or balloon maturity payments will reduce the funds available for distribution to our stockholders because cash otherwise available for distribution will be required to pay principal and interest associated with these mortgage loans.

To hedge against interest rate fluctuations, we may use derivative financial instruments that may be costly and ineffective, may reduce the overall returns on your investment, and may expose us to the credit risk of counterparties.

To the extent consistent with maintaining our qualification as a REIT, we may use derivative financial instruments to hedge exposures to interest rate fluctuations on loans secured by our assets and investments in collateralized mortgage-backed securities. Derivative instruments may include interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts, options or repurchase agreements. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time of the hedge and may differ from time to time.

To the extent that we use derivative financial instruments to hedge against interest rate fluctuations, we will be exposed to financing, basis risk and legal enforceability risks. In this context, credit risk is the failure of the counterparty to perform under the terms of the derivative contract. If the fair value of a derivative contract is positive, the counterparty owes us, which creates credit risk for us. Basis risk occurs when the index upon which the contract is based is more or less variable than the index upon which the hedged asset or liability is based, thereby making the hedge less effective. Finally, legal enforceability risks encompass general contractual risks, including the risk that the counterparty will breach the terms of, or fail to perform its obligations under, the derivative contract. If we are unable to manage these risks effectively, our results of operations, financial condition and ability to make distributions to you will be adversely affected.

Complying with REIT requirements may limit our ability to hedge risk effectively.

The REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations. From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging transactions may include entering into interest rate swaps, caps and floors, options to purchase these items, and futures and forward contracts. Any income or gain derived by us from transactions that hedge certain risks, such as the risk of changes in interest rates, will not be treated as gross income for purposes of either the 75% or the 95% income test, as defined below in “Material Federal Income Tax Considerations — Gross Income Tests,” unless specific requirements are met. Such requirements include that the hedging transaction be properly identified within prescribed time periods and that the transaction either (1) hedges risks associated with indebtedness issued by us that is incurred to acquire or carry real estate assets or (2) manages the risks of currency fluctuations with respect to income or gain that qualifies under the 75% or 95% income test (or assets that generate such income). To the extent that we do not properly identify such transactions as hedges, hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions is not likely to be treated as qualifying income for purposes of the 75% and 95% income tests. As a result of these rules, we may have to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

You may not receive any profits resulting from the sale of one of our properties, or receive such profits in a timely manner, because we may provide financing for the purchaser of such property.

If we liquidate our company, you may experience a delay before receiving your share of the proceeds of such liquidation. In a forced or voluntary liquidation, we may sell our properties either subject to or upon the assumption of any then outstanding mortgage debt or, alternatively, may provide financing to purchasers. We may take a purchase money obligation secured by a mortgage as partial payment. We do not have any limitations or restrictions on our taking such purchase money obligations. To the extent we receive promissory notes or other property instead of cash from sales, such proceeds, other than any interest payable on those proceeds, will not be included in net sale proceeds until and to the extent the promissory notes or other property are actually paid, sold, refinanced or otherwise disposed of. In certain cases, we may receive initial down payments in the year of sale in an amount less than the selling price and subsequent payments may be spread over a number of years. In such cases, you may experience a delay in the distribution of the proceeds of a sale until such time.

Risks Related to an Offering of our Class A Common Stock

There was no active public market for our common stock prior to the IPO and the market price and trading volume of our Class A common stock has been volatile at times following the IPO, and these trends may continue following an offering, which may adversely impact the market for shares of our Class A common stock and make it difficult for purchasers to sell their shares.

Prior to the IPO, there was no active market for our common stock. Although our Class A common stock is listed on the NYSE MKT, the stock markets, including the NYSE MKT on which our Class A common stock is listed, have from time to time experienced significant price and volume fluctuations. Our Class A common stock has frequently traded below the IPO price since the completion of the IPO. As a result, the market price of shares of our Class A common stock may be similarly volatile, and holders of shares of our Class A common stock may from time to time experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The offering price for shares of our Class A common stock is expected to be determined by negotiation between us and the underwriters. Purchasers may not be able to sell their shares of Class A common stock at or above the offering price.

The price of shares of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section and others such as:

•	our operating performance and the performance of other similar companies;

•	actual or anticipated differences in our quarterly operating results;

•	changes in our revenues or earnings estimates or recommendations by securities analysts;

•	publication of research reports about us, the apartment real estate sector, apartment tenants or the real estate industry;

•	increases in market interest rates, which may lead investors to demand a higher distribution yield for shares of our Class A common stock, and would result in increased interest expenses on our debt;

•	the current state of the credit and capital markets, and our ability and the ability of our tenants to obtain financing;

•	additions and departures of key personnel of our Manager;

•	increased competition in the multifamily real estate business in our target markets;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	speculation in the press or investment community;

•	equity issuances by us (including the issuances of operating partnership units), or common stock resales by our stockholders, or the perception that such issuances or resales may occur;

•	actual, potential or perceived accounting problems;

•	changes in accounting principles;

•	failure to qualify as a REIT;

•	terrorist acts, natural or man-made disasters or threatened or actual armed conflicts; and

•	general market and local, regional and national economic conditions, particularly in our target markets, including factors unrelated to our performance.

No assurance can be given that the market price of shares of our Class A common stock will not fluctuate or decline significantly in the future or that holders of shares of our Class A common stock will be able to sell their shares when desired on favorable terms, or at all. From time to time in the past, securities class action litigation has been instituted against companies following periods of extreme volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

In addition, our charter contains restrictions on the ownership and transfer of our stock, and these restrictions may inhibit your ability to sell your stock. Our charter contains a restriction on ownership of our shares that generally prevents any one person from owning more than 9.8% in value of our outstanding shares of stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding shares of common stock, unless otherwise excepted (prospectively or retroactively) by our board of directors.

Sales of shares of our Class A common stock, or the perception that such sales will occur, may have adverse effects on our share price.

We cannot predict the effect, if any, of future sales of Class A common stock, or the availability of shares for future sales, on the market price of our Class A common stock. Sales of substantial amounts of Class A common stock, including shares of Class A common stock issued in an offering, issuable upon the exchange of OP Units, the sale of shares of Class A common stock held by our current stockholders, and the sale of any shares we may issue under our 2014 Incentive Plans, or the perception that these sales could occur, may adversely affect prevailing market prices for our Class A common stock. We may be required to conduct additional offerings to raise more funds. These offerings or the perception of a need for offerings may affect the market prices for our Class A common stock.

An increase in market interest rates may have an adverse effect on the market price of our Class A common stock.

One of the factors that investors may consider in deciding whether to buy or sell our Class A common stock is our distribution yield, which is our distribution rate as a percentage of our share price, relative to market interest rates. If market interest rates increase, prospective investors may desire a higher distribution yield on our Class A common stock or may seek securities paying higher dividends or interest. The market price of our Class A common stock likely will be based primarily on the earnings that we derive from rental income with respect to our investments and our related distributions to stockholders, and not from the underlying appraised value of the properties themselves. As a result, interest rate fluctuations and capital market conditions are likely to affect the market price of our Class A common stock, and such effects could be significant. For example, if interest rates rise without an increase in our distribution rate, the market price of our Class A common stock could decrease because potential investors may require a higher distribution yield on our Class A common stock as market rates on interest-bearing securities, such as bonds, rise.

We have paid and may continue to pay distributions from offering proceeds, borrowings or the sale of assets to the extent our cash flow from operations or earnings are not sufficient to fund declared distributions. Rates of distribution to you will not necessarily be indicative of our operating results. If we make distributions from sources other than our cash flows from operations or earnings, we will have fewer funds available for the acquisition of properties and your overall return may be reduced.

Our organizational documents permit us to make distributions from any source, including the net proceeds from an offering. There is no limit on the amount of offering proceeds we may use to pay distributions. During the early stages of our operations, we have funded and expect to continue to fund distributions from the net proceeds of our offerings, borrowings and the sale of assets to the extent distributions exceed our earnings or cash flows from operations. While our policy is generally to pay distributions from cash flow from operations, our distributions through December 31, 2014 have been paid from proceeds from our continuous registered offerings conducted prior to the IPO, proceeds from the IPO and the Follow-On Offering, and sales of assets, and may in the future be paid from additional sources, such as from borrowings. To the extent we fund distributions from sources other than cash flow from operations, such distributions may constitute a return of capital and we will have fewer funds available for the acquisition of properties and your overall return may be reduced. Further, to the extent distributions exceed our earnings and profits, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder will be required to recognize capital gain.

Future issuances of debt securities, which would rank senior to our Class A common stock upon liquidation, or future issuances of preferred equity securities, may adversely affect the trading price of our Class A common stock.

In the future, we may issue debt or preferred equity securities or incur other borrowings. Upon our liquidation, holders of our debt securities, other loans and preferred stock will receive a distribution of our available assets before common stockholders. Any preferred stock, if issued, likely will also have a preference on periodic distribution payments, which could eliminate or otherwise limit our ability to make distributions to holders of our Class A common stock. Holders of shares of our Class A common stock bear the risk that our future issuances of debt or equity securities or our incurrence of other borrowings may negatively affect the trading price of our Class A common stock.

We operate as a holding company dependent upon the assets and operations of our subsidiaries, and because of our structure, we may not be able to generate the funds necessary to make dividend payments on our common stock.

We generally operate as a holding company that conducts its businesses primarily through our operating partnership, which in turn is a holding company conducting its business through its subsidiaries. These subsidiaries conduct all of our operations and are our only source of income. Accordingly, we are dependent on cash flows and payments of funds to us by our subsidiaries as dividends, distributions, loans, advances, leases or other payments from our subsidiaries to generate the funds necessary to make dividend payments on our common stock. Our subsidiaries’ ability to pay such dividends and/or make such loans, advances, leases or other payments may be restricted by, among other things, applicable laws and regulations, current and future debt agreements and management agreements into which our subsidiaries may enter, which may impair our ability to make cash payments on our common stock. In addition, such agreements may prohibit or limit the ability of our subsidiaries to transfer any of their property or assets to us, any of our other subsidiaries or to third parties. Our future indebtedness or our subsidiaries’ future indebtedness may also include restrictions with similar effects.

In addition, because we are a holding company, stockholders’ claims will be structurally subordinated to all existing and future liabilities and obligations (whether or not for borrowed money) of our operating partnership and its subsidiaries. Therefore, in the event of our bankruptcy, liquidation or reorganization, claims of our stockholders will be satisfied only after all of our and our operating partnership’s and its subsidiaries’ liabilities and obligations have been paid in full.

Your percentage of ownership may be diluted if we issue new shares of stock.

Stockholders have no rights to buy additional shares of our stock in the event we issue new shares of stock. We may issue common stock, convertible debt or preferred stock pursuant to a subsequent public offering or a private placement, to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration, or to our Manager in payment of some or all of the base management fee or incentive fee that may be earned by our Manager. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Investors purchasing shares of our Class A common stock in an offering who do not participate in any future stock issuances will experience dilution in the percentage of the issued and outstanding shares of Class A common stock they own. In addition, while shares of our Class B common stock will not be listed on a national securities exchange, shares of our Class B-1 common stock, Class B-2 common stock and Class B-3 common stock will convert automatically into shares of Class A common stock over a period of time. We cannot predict the effect that the conversion of shares of our Class B common stock into shares of Class A common stock will have on the market price of our Class A common stock, but these ongoing conversions may place downward pressure on the price of our Class A common stock, particularly at the time of each conversion. As a further result of these ongoing conversions, owners of shares of our Class A common stock will experience dilution in the percentage of the issued and outstanding shares of Class A common stock they own.

Because shares of our common stock were not listed on a national securities exchange prior to the IPO, there may be pent-up demand to sell such shares. Significant sales of shares of our Class A common stock, or the perception that significant sales of such shares could occur, may cause the price of shares of our Class A common stock to decline significantly.

Prior to the IPO, shares of our common stock were not listed on any national securities exchange and the ability of stockholders to liquidate their investments was limited. As a result, there may be pent-up demand to sell shares of our common stock. A large volume of sales of shares of our Class A common stock (whether such Class A shares are issued in an offering, OP Units exchanged for shares of our Class A common stock in connection with the contribution transactions, or shares of our Class A common stock created by the automatic conversion of shares of our Class B common stock over time) could further decrease the prevailing market price of our shares of Class A common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if sales of a substantial number of shares of our Class A common stock are not effectuated, the perception of the possibility of these sales could depress the market price for shares of our Class A common stock and have a negative effect on our ability to raise capital in the future.

Although shares of our Class B common stock are not currently listed on a national securities exchange, sales of such shares or the perception that such sales could occur could have a material adverse effect on the trading price of shares of our Class A common stock.

As of February 20, 2015, we have approximately 12,131,188 shares of our Class A common stock, 353,630 shares of our Class B-1 common stock, 353,630 shares of our Class B-2 common stock, and 353,629 shares of our Class B-3 common stock issued and outstanding. Although our Class B common stock is not currently listed on a national securities exchange, it is not subject to transfer restrictions (other than the restrictions on ownership and transfer of stock set forth in our charter); therefore, such stock will be transferable. As a result, it is possible that a market may develop for shares of our Class B common stock, and sales of such shares, or the perception that such sales could occur, could have a material adverse effect on the trading price for shares of our Class A common stock.

Additionally, all shares of our Class B common stock will be converted into shares of Class A common stock over time. As a result, holders of shares of Class B common stock seeking to immediately liquidate their investment in our common stock could engage in immediate short sales of shares of our Class A common stock prior to the date on which the shares of Class B common stock convert into shares of Class A common stock and use the shares of Class A common stock that they receive upon conversion of their shares of Class B common stock to cover these short sales in the future. Such short sales could depress the market price of our Class A common stock.

The cash distributions you receive may be less frequent or lower in amount than you expect.

Our directors determine the amount and timing of distributions in their sole discretion. Our directors consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements, general operational requirements and the requirements necessary to maintain our REIT qualification. We cannot assure you how long it may take to generate sufficient available cash flow to make distributions nor can we assure you that sufficient cash will be available to make distributions to you. We may borrow funds, return capital, make taxable distributions of our stock or debt securities, or sell assets to make distributions. We cannot predict the amount of distributions you may receive. We may be unable to pay or maintain cash distributions or increase distributions over time.

Also, because we may receive income from rents at various times during our fiscal year, distributions paid may not reflect our income earned in that particular distribution period. The amount of cash available for distributions will be affected by many factors, such as our ability to acquire properties as offering proceeds become available, the income from those investments and yields on securities of other real estate companies that we invest in, as well as our operating expense levels and many other variables. In addition, to the extent we make distributions to stockholders with sources other than cash flow from operations, the amount of cash that is available for investment in real estate assets will be reduced, which will in turn negatively impact our ability to achieve our investment objectives and limit our ability to make future distributions.

If the properties we acquire or invest in do not produce the cash flow that we expect in order to meet our REIT minimum distribution requirement, we may decide to borrow funds to meet the REIT minimum distribution requirements, which could adversely affect our overall financial performance.

We may decide to borrow funds in order to meet the REIT minimum distribution requirements even if our management believes that the then prevailing market conditions generally are not favorable for such borrowings or that such borrowings would not be advisable in the absence of such tax considerations. If we borrow money to meet the REIT minimum distribution requirement or for other working capital needs, our expenses will increase, our net income will be reduced by the amount of interest we pay on the money we borrow and we will be obligated to repay the money we borrow from future earnings or by selling assets, which may decrease future distributions to stockholders.

We intend to use the net proceeds from any offering of our securities to fund future acquisitions and for other general corporate and working capital purposes, but no offering will be conditioned upon the closing of properties in our then-current pipeline and we will have broad discretion to determine alternative uses of proceeds.

As described under “Use of Proceeds” in any applicable prospectus or prospectus supplement, we intend to use a portion of the net proceeds from any offering of our securities to fund future acquisitions and for other general corporate and working capital purposes. However, no offering will be conditioned upon the closing of any properties. We will have broad discretion in the application of the net proceeds from an offering, and holders of our securities will not have the opportunity as part of their investment decision to assess whether the net proceeds are being used appropriately. Because of the number and variability of factors that will determine our use of the net proceeds from an offering, their ultimate use may vary substantially from their currently intended use.

Material Federal Income Tax Risks

Failure to remain qualified as a REIT would cause us to be taxed as a regular corporation, which would substantially reduce funds available for distributions to our stockholders.

We elected to be taxed as a REIT under the federal income tax laws commencing with our taxable year ended December 31, 2010. We believe that we have been organized and have operated in a manner qualifying us as a REIT commencing with our taxable year ended December 31, 2010 and intend to continue to so operate. However, we cannot assure you that we will remain qualified as a REIT. In the opinion of our special tax counsel, Hunton & Williams LLP, we qualified to be taxed as a REIT under the federal income tax laws for our taxable years ended December 31, 2010 through December 31, 2013, and our organization and current and proposed method of operation will enable us to continue to qualify as a REIT for our taxable year ending December 31, 2014 and in the future. Investors should be aware that Hunton & Williams LLP’s opinion is based upon customary assumptions, conditioned upon certain representations made by us as to factual matters, including representations regarding the nature of our assets and the conduct of our business, is not binding upon the Internal Revenue Service (the “IRS”), or any court and speaks as of the date issued. In addition, Hunton & Williams LLP’s opinion is based on existing U.S. federal income tax law governing qualification as a REIT, which is subject to change either prospectively or retroactively. Moreover, our qualification and taxation as a REIT depend upon our ability to meet on a continuing basis, through actual annual operating results, certain qualification tests set forth in the federal tax laws. Hunton & Williams LLP will not review our compliance with those tests on a continuing basis. Accordingly, no assurance can be given that our actual results of operations for any particular taxable year will satisfy such requirements.

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

•	we would not be able to deduct dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;

•	we could be subject to the federal alternative minimum tax and possibly increased state and local taxes; and

•	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our securities.

Complying with REIT requirements may cause us to forego otherwise attractive opportunities or liquidate otherwise attractive investments.

To maintain our qualification as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our capital stock. In order to meet these tests, we may be required to forego investments we might otherwise make. Thus, compliance with the REIT requirements may hinder our performance.

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by the securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flows.

Even if we remain qualified as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes. In addition, any TRS in which we own an interest will be subject to regular corporate federal, state and local taxes. Any of these taxes would decrease cash available for distributions to stockholders.

Failure to make required distributions would subject us to U.S. federal corporate income tax.

We intend to continue to operate in a manner so as to qualify as a REIT for U.S. federal income tax purposes. In order to remain qualified as a REIT, we generally are required to distribute at least 90% of our REIT taxable income, determined without regard to the dividends paid deduction and excluding any net capital gain, each year to our stockholders. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our REIT taxable income, we will be subject to U.S. federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under the Code.

The prohibited transactions tax may subject us to tax on our gain from sales of property and limit our ability to dispose of our properties.

A REIT’s net income from prohibited transactions is subject to a 100% tax. In general, prohibited transactions are sales or other dispositions of property other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we intend to acquire and hold all of our assets as investments and not for sale to customers in the ordinary course of business, the IRS may assert that we are subject to the prohibited transaction tax equal to 100% of net gain upon a disposition of real property. Although a safe harbor to the characterization of the sale of real property by a REIT as a prohibited transaction is available, not all of our prior property dispositions qualified for the safe harbor and we cannot assure you that we can comply with the safe harbor in the future or that we have avoided, or will avoid, owning property that may be characterized as held primarily for sale to customers in the ordinary course of business. Consequently, we may choose not to engage in certain sales of our properties or may conduct such sales through a TRS, which would be subject to federal and state income taxation. Additionally, in the event that we engage in sales of our properties, any gains from the sales of properties classified as prohibited transactions would be taxed at the 100% prohibited transaction tax rate.

The ability of our board of directors to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that our board of directors may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.

Our ownership of any TRSs will be subject to limitations and our transactions with any TRSs will cause us to be subject to a 100% penalty tax on certain income or deductions if those transactions are not conducted on arm’s-length terms.

Overall, no more than 25% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Furthermore, we will monitor the value of our respective investments in any TRSs for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with any TRSs on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 25% REIT subsidiaries limitation or to avoid application of the 100% excise tax.

You may be restricted from acquiring or transferring certain amounts of our common stock.

The stock ownership restrictions of the Code for REITs and the 9.8% stock ownership limits in our charter may inhibit market activity in our capital stock and restrict our business combination opportunities.

In order to qualify as a REIT, five or fewer individuals, as defined in the Code to include specified private foundations, employee benefit plans and trusts, and charitable trusts, may not own, beneficially or constructively, more than 50% in value of our issued and outstanding stock at any time during the last half of a taxable year. Attribution rules in the Code determine if any individual or entity beneficially or constructively owns our capital stock under this requirement. Additionally, at least 100 persons must beneficially own our capital stock during at least 335 days of a taxable year. To help insure that we meet these tests, among other purposes, our charter restricts the acquisition and ownership of shares of our capital stock.

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted, prospectively or retroactively, by our board of directors, our charter prohibits any person from beneficially or constructively owning more than 9.8% in value of the aggregate of our outstanding shares of capital stock or 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock. Our board of directors may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of such thresholds does not satisfy certain conditions designed to ensure that we will not fail to qualify as a REIT. These restrictions on transferability and ownership will not apply, however, if our board of directors determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance is no longer required for REIT qualification.

We may be subject to adverse legislative or regulatory tax changes that could reduce the market price of our stock.

At any time, the U.S. federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. We cannot predict when or if any new U.S. federal income tax law, regulation or administrative interpretation, or any amendment to any existing U.S. federal income tax law, regulation or administrative interpretation, will be adopted, promulgated or become effective and any such law, regulation, or interpretation may take effect retroactively. We and our stockholders could be adversely affected by any such change in the U.S. federal income tax laws, regulations or administrative interpretations.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for certain dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders taxed at individual rates is 20%. Dividends payable by REITs, however, generally are not eligible for the reduced rates. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock.

Distributions to tax-exempt investors may be classified as unrelated business taxable income and tax-exempt investors would be required to pay tax on the unrelated business taxable income and to file income tax returns.

Neither ordinary nor capital gain distributions with respect to our stock nor gain from the sale of stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•	under certain circumstances, part of the income and gain recognized by certain qualified employee pension trusts with respect to our stock may be treated as unrelated business taxable income if our stock is predominately held by qualified employee pension trusts, such that we are a “pension-held” REIT (which we do not expect to be the case);

•	part of the income and gain recognized by a tax exempt investor with respect to our stock would constitute unrelated business taxable income if such investor incurs debt in order to acquire the stock; and

•	part or all of the income or gain recognized with respect to our stock held by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Code may be treated as unrelated business taxable income.

We encourage you to consult your tax advisor to determine the tax consequences applicable to you if you are a tax-exempt investor.

Benefit Plan Risks Under ERISA or the Code

If you fail to meet the fiduciary and other standards under the Employee Retirement Income Security Act of 1974, as amended or the Code as a result of an investment in our stock, you could be subject to criminal and civil penalties.

Special considerations apply to the purchase of stock by employee benefit plans subject to the fiduciary rules of title I of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”_), including pension or profit sharing plans and entities that hold assets of such plans, which we refer to as ERISA Plans, and plans and accounts that are not subject to ERISA, but are subject to the prohibited transaction rules of Section 4975 of the Code, including IRAs, Keogh Plans, and medical savings accounts. (Collectively, we refer to ERISA Plans and plans subject to Section 4975 of the Code as “Benefit Plans” or “Benefit Plan Investors”). If you are investing the assets of any Benefit Plan, you should consider whether:

•	your investment will be consistent with your fiduciary obligations under ERISA and the Code;

•	your investment will be made in accordance with the documents and instruments governing the Benefit Plan, including the Plan’s investment policy;

•	your investment will satisfy the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA, if applicable, and other applicable provisions of ERISA and the Code;

•	your investment will impair the liquidity of the Benefit Plan;

•	your investment will produce “unrelated business taxable income” for the Benefit Plan;

•	you will be able to satisfy plan liquidity requirements as there may be only a limited market to sell or otherwise dispose of our stock; and

•	your investment will constitute a prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of civil and criminal penalties, and can subject the fiduciary to claims for damages or for equitable remedies. In addition, if an investment in our shares constitutes a prohibited transaction under ERISA or the Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subjected to tax. Benefit Plan Investors should consult with counsel before making an investment in our securities.

Plans that are not subject to ERISA or the prohibited transactions of the Code, such as government plans or church plans, may be subject to similar requirements under state law. The fiduciaries of such plans should satisfy themselves that the investment satisfies applicable law.

For additional discussion of significant factors that make an investment in our shares risky, see the Liquidity and Capital Resources Section under Item 7. – Management’s Discussion and Analysis of Financial Conditions and Results of Operations of this report.

Item 1B.   Unresolved Staff Comments

None.

Item 2.      Properties

As of December 31, 2014, we were invested in nine operating real estate properties and two development properties through joint venture partnerships. The following tables provide summary information regarding our in-service and development investments, which are either consolidated or presented on the equity method of accounting.

Operating Properties

Multifamily Community Name/Location	Number of Units	Date Built/Renovated (6)	Ownership Interest	Average Rent (1)	% Occupied (2)
MDA Apartment/ Chicago, Illinois (3)	190	2006	35.31%	$2,210	92%
Enders at Baldwin Park/ Orlando, Florida	220	2003	89.50%	1,494	97%
23Hundred @ Berry Hill/ Nashville Tennessee (4)	266	2014	19.83%	1,423	94%
Lansbrook Village/ Palm Harbor, Florida	588	2004	76.81%	1,105	93%
Village Green of Ann Arbor/ Ann Arbor, Michigan	520	2013	48.61%	1,085	96%
ARIUM Grande Lakes/ Orlando, Florida	306	2005	95.00%	1,081	93%
North Park Towers/ Southfield, Michigan (5)	313	2000	100.00%	1,028	94%
Springhouse at Newport News/ Newport News, Virginia	432	1985	75.00%	800	94%
Villas at Oak Crest/ Chattonooga, Tennessee	209	1999	67.18%	796	98%
Total/Average	3,044			$1,171	94%

(1) Represents the average effective monthly rent per occupied unit for all occupied units for the year ended December 31, 2014. Total concessions for the year ended December 31, 2014 amounted to approximately $0.7 million.

(2) Percent occupied is calculated as (i) the number of units occupied as of December 31, 2014, divided by (ii) total number of units, expressed as a percentage.

(3) The rentable square footage for the MDA Apartments includes 8,200 square feet of retail space. Average effective rent excluding the property’s rental space was $2,061.

(4) This property is held for sale as of December 31, 2014 and accounted for under the equity method of accounting. Amounts related to this investment are reflected under “Investments in unconsolidated real estate joint ventures” on our consolidated balance sheet.

(5) This property is classified as held for sale as of December 31, 2014 and accounted for on a consolidated basis based on our 100% ownership in the property. Amounts related to this investment are classified as held for sale assets/liabilities on our consolidated balance sheet.

(6) Represents date of last significant renovation or year built if no renovations.

Development Properties

Multifamily Community Name/Location	Number of Units	Initial Occupancy	Final Units to be Delivered	Pro Forma Average Rent(1)
UCF Orlando/ Orlando, FL	296	3Q 2015	4Q 2015	$1,211
Alexan CityCentre/ Houston, TX	340	4Q 2016	3Q 2017	2,144
Total/Average	636			$1,710

(1) Represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization.

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

If after consideration of the VIE accounting literature, we have determined that VIE accounting is not applicable to the joint ventures, the Company assesses the need for consolidation under all other provisions of ASC 810.  These provisions provide for consolidation of majority-owned entities where majority voting interest held by the Company provides control, or through determination of control by the Company being the general partner in a limited partnership or the controlling member of a limited liability company.

In assessing whether we are in control of and requiring consolidation of the limited liability company and partnership venture structures we evaluate the respective rights and privileges afforded each member or partner (collectively referred to as “member”).  Our member would not be deemed to control the entity if any of the other members have either (i) substantive kickout rights providing the ability to dissolve (liquidate) the entity or otherwise remove the managing member or general partner without cause or (ii) has substantive participating rights in the entity.  Substantive participating rights (whether granted by contract or law) provide for the ability to effectively participate in significant decisions of the entity that would be expected to be made in the ordinary course business.

If it has been determined that we do not have control, but do have the ability to exercise significant influence over the entity, we generally account for these unconsolidated investments under the equity method.  The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for our share of net income (loss), including eliminations for our share of inter-company transactions, and increased (decreased) for contributions (distributions). The proportionate share of the results of operations of these investments is reflected in our earnings or losses.

Item 3.    Legal Proceedings

We are not party to, and none of our properties are subject to, any material pending legal proceeding.

Item 4.    Mining Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of Class A common stock are traded on the NYSE MKT under the symbol “BRG.” There is no established public trading market for shares of our Class B-1, B-2 or B-3 common stock.

On February 20, 2014, the closing price of our Class A common stock, as reported on the NYSE MKT, was $13.28 The following table sets forth, for the periods indicated, the high and low intraday sale prices of our Class A common stock since the completion of our IPO, as reported on the NYSE MKT, and the distributions paid by us with respect to those periods.

2014	High	Low	Distributions(1)
Second quarter (commencing April 2, 2014 through June 30, 2014)	$15.40	$12.01	$0.290
Third quarter	$14.27	$11.21	$0.290
Fourth quarter	$13.44	$11.51	$0.290

(1)	Distribution information is for distributions declared with respect to that quarter.

On January 9, 2015, our board of directors authorized, and we declared monthly dividends for the first quarter of 2015 equal to a quarterly rate of $0.29 per share on our Class A common stock and $0.29 per share on our Class B common stock, payable to the stockholders of record as of January 25, 2015, February 25, 2015 and March 25, 2015, which will be paid in cash on February 5, 2015, March 5, 2015 and April 5, 2015, respectively. Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of our Class A common stock.

Stockholder Information

As of February 20, 2015, we had approximately 12,131,188 shares of Class A common stock outstanding held by a total of 6 stockholders, one of which is the holder for all beneficial owners who hold in street name; 353,630 shares of Class B-1 common stock outstanding, held by a total of 726 stockholders; 353,630 shares of Class B-2 common stock outstanding, held by a total of 726 stockholders; and 353,629 shares of Class B-3 common stock outstanding, held by a total of 726 stockholders.

Distributions

Future distributions paid by the Company will be at the discretion of our board of directors and will depend upon the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as our board of directors deems relevant.

Distributions by quarter for the years ended December 31, 2014 and 2013, respectively, were as follows (amounts in thousands, except per share amounts):

	Distributions
	Declared Per Share	Total Paid
2013
Pre-IPO
First Quarter	$0.398	$385
Second Quarter	0.398	413
Third Quarter	0.400	423
Fourth Quarter	0.398	422
Total	$1.594	$1,643

2014
First Quarter	$0.113	$416
Post-IPO
Second Quarter	0.290	1,190
Third Quarter	0.290	1,788
Fourth Quarter	0.290	2,375
Total	$0.983	$5,769

On January 9, 2015, our board of directors declared monthly dividends for the first quarter of 2015 equal to a quarterly rate of $0.29 per share on our Class A common stock and $0.29 per share on our Class B common stock, payable to the stockholders of record as of January 25, 2015, February 25, 2015 and March 25, 2015, which will be paid in cash on February 5, 2015, March 5, 2015 and April 5, 2015, respectively. Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the our Class A common stock.

The declared dividends equal a monthly dividend on the Class A common stock and the Class B common stock as follows: $0.096666 per share for the dividend paid to stockholders of record as of January 25, 2015, $0.096667 per share for the dividend paid to stockholders of record as of February 25, 2015, and $0.096667 per share for the dividend paid to stockholders of record as of March 25, 2015. A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that we will continue to declare dividends or at this rate.

Equity Compensation Plan

Former Incentive Plan

We previously adopted the Bluerock Multifamily Growth REIT, Inc. Long Term Incentive Plan (the “Former Incentive Plan”) to provide an incentive to our employees, officers, directors, and consultants and employees and officers of our former advisor, by offering such persons an opportunity to participate in our growth through ownership of our common stock or through other equity-related awards. Under the Former Incentive Plan, we had reserved and authorized an aggregate number of 2,000,000 shares of our common stock for issuance.

On December 16, 2013, our board of directors adopted, and on January 23, 2014 our stockholders approved, the 2014 Equity Incentive Plan for Individuals (the “2014 Individuals Plan”) and the 2014 Equity Incentive Plan for Entities (the “2014 Entities Plan). Upon the approval by our stockholders of the 2014 Individuals Plan and the 2014 Entities Plan, our Former Incentive Plan was terminated.

No awards were granted to our executive officers under our Former Incentive Plan. Each of our current independent directors previously received 5,000 shares of restricted stock in connection with the commencement of our Continuous Registered Offering, and 2,500 shares of restricted stock upon their annual re-election to the board, under our Former Incentive Plan. Pursuant to the terms of our Former Incentive Plan, the restricted stock vested 20% at the time of the grant, and vested or will vest 20% on each anniversary thereafter over four years from the date of the grant. All restricted stock previously granted under our Former Incentive Plan may receive distributions, whether vested or unvested. No additional grants of common stock or other equity-related awards will be made under our Former Incentive Plan.

2014 Incentive Plans

As discussed above, on December 16, 2013, our board of directors adopted, and on January 23, 2014 our stockholders approved, the 2014 Individuals Plan and the 2014 Entities Plan to attract and retain independent directors, executive officers and other key employees, including officers and employees of our Manager and operating partnership and their affiliates and other service providers, including our Manager and its affiliates. We refer to both the 2014 Individuals Plan and the 2014 Entities Plan collectively as the 2014 Incentive Plans. The 2014 Incentive Plans provide for the grant of options to purchase shares of our common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards.

Administration of the 2014 Incentive Plans

The 2014 Incentive Plans are administered by the compensation committee of our board of directors, except that the 2014 Incentive Plans will be administered by our board of directors with respect to awards made to directors who are not employees. This summary uses the term “administrator” to refer to the compensation committee or our board of directors, as applicable. The administrator will approve all terms of awards under the 2014 Incentive Plans. The administrator will also approve who will receive grants under the 2014 Incentive Plans and the number of shares of our Class A common stock subject to each grant.

Eligibility

Employees and officers of our company and our affiliates (including officers and employees of our Manager and operating partnership) and members of our board of directors are eligible to receive grants under the 2014 Individuals Plan. In addition, individuals who provide significant services to us or an affiliate, including individuals who provide services to us or an affiliate by virtue of employment with, or providing services to, our Manager or operating partnership may receive grants under the 2014 Individuals Plan.

Entities that provide significant services to us or our affiliates, including our Manager, that are selected by the administrator may receive grants under the 2014 Entities Plan.

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our 2014 Incentive Plans, as of December 31, 2014.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	-	-	96,300
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	96,300

We have adopted a Code of Ethics, which we refer to as the Code, for our directors, officers and employees intended to satisfy NYSE MKT listing standards and the definition of a “code of ethics” set forth in Item 406 of Regulation S-K. Any information relating to amendments to the Code or waivers of a provision of the Code required to be disclosed pursuant to Item 5.05 of Form 8-K will be disclosed through our website.

Unregistered Sale of Equity Securities

We previously disclosed our issuances during the year ended December 31, 2013 of equity securities that were not registered under the Securities Act of 1933, as amended, in Item 33 of Part II of our Registration Statement on Form S-11 filed with the Securities and Exchange Commission on September 29, 2014

Item 6.   Selected Financial Data

Not applicable.

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

Overview

We were incorporated as a Maryland corporation on July 25, 2008. Our objective is to maximize long-term stockholder value by acquiring well-located institutional-quality apartment properties in demographically attractive growth markets across the United States. We seek to maximize returns through investments where we believes we can drive substantial growth in our funds from operations and net asset value through one or more of our Core-Plus, Value-Add, Opportunistic and Invest-to-Own investment strategies.

We are externally managed by our Manager, an affiliate of Bluerock. We conduct our operations through our Operating Partnership, of which we are the sole general partner. The consolidated financial statements include our accounts and those of the Operating Partnership.

As of December 31, 2014, our portfolio consisted of interests in eleven properties (nine operating properties and two development properties), all but one acquired through joint ventures. Our nine operating properties are comprised of an aggregate of 3,044 units. As of December 31, 2014, these properties, exclusive of our development properties, were approximately 94% occupied.

We have elected to be taxed as a Real Estate Investment Trust (“REIT”) under Sections 856 through 860 of the Code and have qualified as a REIT commencing with our taxable year ended December 31, 2010. In order to continue to qualify as a REIT, we must distribute to our stockholders each calendar year at least 90% of our taxable income (excluding net capital gains). If we qualify as a REIT for federal income tax purposes, we generally will not be subject to federal income tax on income that we distribute to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to federal income tax on our taxable income at regular corporate rates and will not be permitted to qualify as a REIT for four years following the year in which our qualification is denied. Such an event could materially and adversely affect our net income and results of operations. We intend to continue to organize and operate in such a manner as to remain qualified as a REIT.

Our IPO, Contribution Transactions and Follow-On Offerings

We raised capital in a continuous registered offering, carried out in a manner consistent with offerings of non-listed REITs, from our inception until September 9, 2013, when we terminated the continuous registered offering in connection with the board of directors’ consideration of strategic alternatives to maximize value to our stockholders. Through September 9, 2013, we had raised an aggregate of $22.6 million in gross proceeds through our continuous registered offering, including our distribution reinvestment plan.

We subsequently determined to register shares of newly authorized Class A common stock that were to be offered in a firmly underwritten public offering (the “IPO”), by filing a registration statement on Form S-11 (File No. 333-192610) with the Securities and Exchange Commission (“SEC”), on November 27, 2013. On March 28, 2014, the SEC declared the registration statement effective and we announced the pricing of the IPO of 3,448,276 shares of Class A common stock at a public offering price of $14.50 per share for total gross proceeds of $50.0 million. The net proceeds of the IPO were approximately $44.0 million after deducting underwriting discounts and commissions and estimated offering costs.

In connection with the IPO, shares of our Class A common stock were listed on the NYSE MKT for trading under the symbol “BRG.” Pursuant to the second articles of amendment and restatement to our charter filed on March 26, 2014 (the “Second Charter Amendment”), each share of our common stock outstanding immediately prior to the listing, including shares sold in our Prior Public Offering and our Follow On Offering, was changed into one-third of a share of each of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock. Following the filing of the Second Charter Amendment, we effected a 2.264881-to-1 reverse stock split of our outstanding shares of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock, and on March 31, 2014, we effected an additional 1.0045878-to-1 reverse stock split of our outstanding shares of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock.

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

In October 2014, we completed an underwritten follow-on offering (the “October 2014 Follow-On Offering”) of 3,035,444 shares of Class A common stock, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters, on October 8, 2014. Net proceeds of the October 2014 Follow-On Offering were approximately $32.9 million after deducting underwriting discounts and commissions and offering costs.

In January 2015, we completed an underwritten shelf takedown offering (the “January 2015 Follow-On Offering”) of 4,600,000 shares of Class A common stock, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters, on January 20, 2015. Net proceeds of the January 2015 Follow-On Offering were approximately $53.7 million after deducting underwriting discounts and commissions and estimated offering costs.

Our total stockholders’ equity increased $80.4 million from $12.0 million as of December 31, 2013 to $92.4 million as of December 31, 2014. The increase in our total stockholders’ equity is primarily attributable to the IPO and the October 2014 Follow-On Offering, which increased our stockholders’ equity by $92.1 million partially offset by our net loss of $6.6 million and distributions declared of $6.5 million for the year ended December 31, 2014.

Other Significant Developments

Acquisition of Interest in Lansbrook Village

On May 23, 2014, Bluerock Special Opportunity + Income Fund II, LLC (“Fund II”) sold a 32.67% limited liability company interest in BR Lansbrook JV Member, LLC, or BR Lansbrook JV Member, to BRG Lansbrook, LLC, a wholly-owned subsidiary of our Operating Partnership, for a purchase price of approximately $5.4 million in cash, and Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”) sold a 52.67% limited liability company interest in BR Lansbrook JV Member to BRG Lansbrook, LLC, for a purchase price of approximately $8.8 million in cash. BR Lansbrook JV Member is the owner and holder of a 90% limited liability company interest in BR Carroll Lansbrook JV, LLC, which, as of December 31, 2014, owned 588 condominium units being operated as an apartment community within a 774-unit condominium property known as Lansbrook Village located in Palm Harbor, Florida, or the Lansbrook property. As further consideration for the Lansbrook acquisition, we were required to provide certain standard scope non-recourse carveout guarantees (and related hazardous materials indemnity agreements) related to approximately $42.0 million of indebtedness encumbering the Lansbrook property through a joinder to the loan agreement. The purchase price paid for the acquired interest was based on the amounts capitalized by Fund II and Fund III in the Lansbrook property plus an 8% annualized return for the period they held their respective interests in BR Lansbrook JV Member. The approximate dollar value attributed to Mr. Kamfar, as a result of his indirect ownership of Bluerock, was $0.2 million. Both Fund II and Fund III will continue to each own a 7.33% and 7.33%, respectively, limited liability interest in BR Lansbrook JV Member.

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

For development of the Alexan CityCentre property and funding of any required reserves, we have made a capital commitment of $6.5 million, to acquire 100% of the preferred membership interests in BR T&C BLVD Member, LLC, or the BR Alexan Member, through a wholly-owned subsidiary of our Operating Partnership, BRG T&C BLVD Houston, LLC (“BRG Alexan”). The BRG Co-Investors’ budgeted development-related capital commitments are as follows: BGF, $6.5 million; Fund II, $6.3 million; and Fund III, $4.4 million, to acquire 37.93%, 36.62% and 25.45% of the common membership interests in the BR Alexan Member, respectively.

Under the operating agreement for BR Alexan Member, our preferred membership interest earns and shall be paid on a current basis a preferred return at the annual rate of 15.0% times the outstanding amount of our capital contributions made pursuant to our capital commitment. As of December 31, 2014 we have fully funded our capital commitment and (ii) the BRG Co-Investors have funded $16.0 million.

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

We have the right, in our sole discretion, to convert our preferred membership interest in BR Alexan Member into a common membership interest for a period of six months from and after the date upon which 70% of the units in the Alexan CityCentre property have been leased (the “Alexan Conversion Trigger Date”). Assuming that we and the BRG Co-Investors have made all of our budgeted development-related capital contributions as required, and all accrued preferred returns have been paid to us, upon conversion we will receive a common membership interest of 18.5% of the aggregate common membership interest in BR Alexan Member (the “Alexan Expected Interest”), and the membership percentages of the BRG Co-Investors shall be adjusted accordingly. If the facts as of the Alexan Conversion Trigger Date are substantially different from the capital investment assumptions resulting in our receipt of the Alexan Expected Interest, then we and the BRG Co-Investors are required to confer and determine in good faith a new common membership interest percentage relative to our conversion.

Prior to the exercise of the conversion right, BGF, Fund II and Fund III shall be the managers of BR Alexan Member, and shall have the power and authority to govern the business of BR Alexan Member, subject to the approval of certain “major decisions” by members holding a majority of the membership interests and subject to the further requirement that our economic interests and other rights in and to Alexan CityCentre may not be diluted or altered without our prior written consent.

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

For development of the UCF Orlando property and funding of any required reserves, we have made a capital commitment of $3.6 million to acquire 100% of the preferred membership interests in BR Orlando UCFP, LLC, or BR Orlando JV Member, through a wholly-owned subsidiary of our Operating Partnership, BRG UCFP Investor, LLC.

Under the operating agreement for BR Orlando JV Member, our preferred membership interest earns and shall be paid on a current basis a preferred return at the annual rate of 15.0% on the outstanding amount of our capital contributions made pursuant to our capital commitment. To date we have fully funded our capital commitment and Fund I has funded $4.9 million.

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

On September 10, 2014, through the Enders property joint venture, we acquired an additional 41.1% indirect interest in the Enders property in exchange for approximately $4.4 million in cash and approximately $8.0 million in additional financing proceeds, such that we currently holds an indirect 89.5% interest therein.

Acquisition of Interest in ARIUM Grande Lakes

On November 4, 2014, we, through BRG Grande Lakes, LLC, a Delaware limited liability company and a wholly owned subsidiary of our Operating Partnership, acquired a ninety five percent (95.0%) limited liability company interest in BR Carroll Grande Lakes JV, LLC, which is the owner and holder of a 100% limited liability company interest in BR Carroll Arium Grande Lakes Owner, LLC, a Delaware limited liability company (“Property Owner”), for a total purchase price of approximately $43.3 million. Property Owner concurrently acquired a 306-unit Class A apartment community located in Orlando, Florida known as Venue Apartments, which is being rebranded as ARIUM Grande Lakes.

Disposition of Estates at Perimeter/Augusta Interests

On December 10, 2014, we, through BEMT Augusta, LLC, a Delaware limited liability company and a wholly owned subsidiary of our Operating Partnership, sold our 25.0% interest in the Estates at Perimeter/Augusta property, Fund II sold its 25.0% interest in the property, and Bell HNW Waterford, LLC, a Delaware limited liability company and an unaffiliated third party (“BRG Co-Owner”) sold its 50.0% interest in the property to Waypoint Residential Services, LLC, which is an unaffiliated third party, for an aggregate of $26.0 million, subject to a loan prepayment penalty and certain prorations and adjustments typical in such real estate transactions. After deduction for payment of the existing mortgage indebtedness and payment of loan prepayment penalty, closing costs and fees, the sale of our interest in the Estates at Perimeter property generated net proceeds to us of approximately $1.7 million.

Restructuring and Sale of Grove at Waterford Interests

On December 3, 2014, we, through BR Waterford Crossing JV, LLC, a Delaware limited liability company and a wholly owned subsidiary of our Operating Partnership (“BRG Grove”), and BRG Co-Owner, owned a 252-unit apartment community located in Hendersonville, Tennessee, or the Grove at Waterford property, as tenants-in-common.  BRG Grove owned a 60.0% tenant in common interest in the Grove at Waterford property. On December 18, 2014, BRG Grove sold its 60.0% tenant in common interest in the Grove at Waterford property and BRG Co-Owner sold its 40.0% tenant in common interest in the property to Bel Hendersonville, which is an unaffiliated third party, for an aggregate of $37.7 million, subject to a loan prepayment penalty and certain prorations and adjustments typical in such real estate transactions. After deduction for payment of the existing mortgage indebtedness and payment of loan prepayment penalty, closing costs and fees, the sale of our interest in the Grove at Waterford property generated net proceeds to us of approximately $9.0 million.

Acquisition of Alexan Southside Interests

On January 12, 2015, through a wholly-owned subsidiary of our Operating Partnership, BRG Southside, LLC, or BRG Southside, we made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II and Fund III (collectively, the “BRG Co-Investors”), which are affiliates of our Manager, and an affiliate of Trammell Crow Residential, or TCR, to develop an approximately 269-unit class A, apartment community located in Houston, Texas, to be known as the Alexan Southside property. The Alexan Southside property will be developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC, as tenant under an 85-year ground lease. We have made a capital commitment of $17.4 million to acquire 100% of the preferred equity interests in BRG Southside.

Restructuring and Sale of 23Hundred@Berry Hill Interests

On December 9, 2014 we, through our Operating Partnership, through BEMT Berry Hill, LLC, a Delaware limited liability company and a wholly owned subsidiary of our Operating Partnership (“BEMT Berry Hill”), entered into a series of transactions and agreements to restructure the ownership of the Berry Hill property(the “Restructuring Transactions”).

Prior to the Restructuring Transactions, we held a 25.1% indirect equity interest in the Berry Hill property, Fund III held a 28.4% indirect equity interest, Bluerock Growth Fund, LLC, a Delaware limited liability company, or BGF, an affiliate of our Manager, held a 29.0% indirect equity interest, and Stonehenge 23Hundred JV Member, LLC(“Stonehenge JV Member”), our joint venture partner and an affiliate of Stonehenge Real Estate Group, LLC(“Stonehenge”), held the remaining 17.5% indirect equity interest plus a promote interest based on investment return hurdles for its service as developer of the property. These indirect equity interests were held in BR Stonehenge 23Hundred JV, LLC, a Delaware limited liability company (“JV LLC”), which owns 100% of 23Hundred, LLC, a Delaware limited liability company(“23Hundred”), which owned 100% of the Berry Hill property.

Following the Restructuring Transactions, the Berry Hill property was owned in tenancy-in-common interests adjusted for the agreed Stonehenge promote interest as follows: (i) BEMT Berry Hill and Fund III, through 23Hundred, hold a 42.2% undivided tenant-in-common interest in the Berry Hill property (we, through BEMT Berry Hill, owned a 19.8% indirect equity interest and Fund III owned a 22.4% indirect equity interest); (ii) BGF’s subsidiary BGF 23Hundred, LLC, a Delaware limited liability company (“BGF 23Hundred”), held a 22.9% undivided tenant-in-common interest in the Berry Hill property; and (iii) Stonehenge JV Member’s subsidiary SH 23Hundred TIC, LLC, a Delaware limited liability company (“SH TIC”), held a 34.8% undivided tenant-in-common interest in the Berry Hill property.

As a result of the Restructuring Transactions, we owned a 19.8% indirect equity interest in the Berry Hill property, Fund III owned a 22.4% indirect equity interest, and each of BGF and Stonehenge JV Member indirectly owned their respective undivided tenant-in-common interests in the Berry Hill property.

On January 14, 2015, 23Hundred sold its 42.2% tenant in common interest in the Berry Hill property, BGF 23Hundred sold its 22.9% tenant in common interest in the Berry Hill property, and SH TIC sold its 34.8% tenant in common interest in the Berry Hill property, each to 2300 Berry Hill General Partnership, an unaffiliated third party. The aggregate purchase price was $61.2 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for payment of the existing mortgage indebtedness and payment of closing costs and fees, the sale of our interest in the Berry Hill property generated net proceeds to us of approximately $7.3 million.

North Park Towers Classified as Held for Sale

We are actively marketing the sale of North Park Towers and intend to recycle capital invested in this project.

Industry Outlook

We believe that institutional and public capital is largely focused on investing in apartment properties in the largest metropolitan, or “gateway,” markets. We believe that this presents an attractive investment opportunity for us in demographically attractive growth markets that are underinvested by institutional and public capital. As a result, we believe that cap rates in our target markets are at significant premiums to those in gateway markets and that certain properties in these markets provide not only the potential to provide significant current income, but also capital appreciation.

We additionally believe that select demographically attractive growth markets are underserved by newer institutional-quality, Class A apartment properties, especially as the wave of Echo Boomers — the demographic cohort with birth dates from the early 1980’s to the early 2000’s — moves into its prime rental years over the upcoming decade. As such, we believe there is opportunity in certain of our target markets for development and/or redevelopment to deliver Class A product and capture premium rental rates and value growth.

We believe that the first wave of opportunity following the financial crisis provided investment-oriented, or “financial,” buyers the opportunity to earn significant returns simply by “spread investing” (i.e., taking advantage of historical spreads between higher acquisition cap rates and lower, long-term financing interest rates). We believe that as financial buyers enter their disposition periods, the next phase of recovery provides opportunity for real estate-centric buyers (i.e., buyers who have real estate-specific investment expertise and deep intellectual capital in specific markets) to create value using proven real estate investment strategies. In addition, we believe that as the economy continues its recovery, private purchasers with greater capital constraints who have needed significant leverage to fund acquisitions will become less competitive in an environment of more traditional interest rate levels and cap rate spreads. We expect to capitalize on this change in the competitive landscape by acquiring apartment properties from owners who do not have the capital resources to execute their business plans. In addition, we believe we are well-positioned within the marketplace to execute our business plan, and believe there will be less competition in the changing economic environment as interest rates increase from the historically low levels of the past several years.

Investing successfully across multiple markets with multiple investment strategies involves both cost and logistical challenges, requiring an investor to cost-efficiently monitor, source, invest in, and as appropriate, divest of properties in such markets based on their investment attractiveness throughout the cycle. We believe our key principals bring significant experience in implementing such a strategy in a private equity ‘capital partner/operating partner’ model, and bring established relationships throughout our target markets to execute such a strategy successfully. Furthermore, we believe that our principals’ experience, along with our network of our strategic partners, provides us with the unique ability to monitor, access, source, invest in, execute and, as appropriate, divest of properties across our target markets, and across our multiple investment strategies, and to do so cost efficiently in order to drive value.

Results of Operations

Note 3, “Real Estate Assets Held for Sale, Discontinued Operations and Sale of Joint Venture Equity Interests,” to our Notes to the Consolidated Financial Statements provides a discussion of the various purchases and sales of joint venture equity. These transactions have resulted in material changes to the presentation of our financial statements.

The following is a summary of our stabilized operating real estate investments as of December 31, 2014:

Multifamily Community	Date Built/Renovated (3)	Number of Units	Ownership Interest	Occupancy %
Springhouse at Newport News	1985	432	75.0%	94.2%
Enders Place at Baldwin Park(1)	2003	220	89.5%	97.3%
23Hundred@BerryHill	2014	266	19.8%	94.0%
MDA Apartments	2006	190	35.3%	92.1%
Village Green of Ann Arbor	2013	520	48.6%	96.0%
ARIUM Grande Lakes	2005	306	95.0%	92.8%
Villas at Oak Crest	1999	209	67.2%	97.6%
North Park Towers	2000	313	100.0%	94.2%
Lansbrook Village(2)	2004	588	76.8%	92.5%
Total/Average		3,044		94.3%

(1) Includes an additional 22 units acquired during the second quarter of 2014.

(2) Includes an additional 15 units acquired since the original acquisition in May 2014.

(3) Represents date of most recent significant renovation or date built if no renovations.

Year ended December 31, 2014 as compared to the year ended December 31, 2013

Revenue

Net rental income increased $17.5 million, or 149.6%, to $29.2 million for the year ended December 31, 2014 as compared to $11.7 million for the same prior year period. This increase was primarily due to the acquisition of various interests in five properties, Village Green of Ann Arbor, Grove at Waterford, North Park Towers and Lansbrook Village during the second quarter of 2014, and ARIUM Grande Lakes during the fourth quarter of 2014, accounted for and reported on a consolidated basis.

Other property revenue increased $0.8 million, or 200.0%, to $1.2 million for the year ended December 31, 2014 as compared to $0.4 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above.

Expenses

Property operating expenses increased $7.6 million, or 135.7%, to $13.2 million for the year ended December 31, 2014 as compared to $5.6 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above.

General and administrative expenses amounted to $2.7 million for the year ended December 31, 2014 as compared to $1.8 million for the same prior year period. Excluding non-cash amortization of LTIPs of $1.0 million, general and administrative expenses decreased to $1.7 million, or 5.6% of revenues for the year ended December 31, 2014 as compared to $1.8 million, or 14.9% of revenues, for the same prior year end period.

Management fees amounted to $1.0 million for the year ended December 31, 2014 as compared to $0.5 million for the same prior year period. This was primarily due to the significant increase in our equity base as a result of our IPO and October 2014 Follow-On Offering.

Acquisition costs amounted to $4.4 million for the year ended December 31, 2014 as compared to $0.2 million for the same prior year period. This increase was primarily due to the acquisition of an additional interest in our Enders Place at Baldwin Park property and the acquisition of interests in the properties noted above, as well as the acquisition of preferred equity interests in three properties, Villas at Oak Crest, Alexan CityCentre and UCF Orlando during the year ended December 31, 2014.

Depreciation and amortization expenses increased to $13.0 million for the year ended December 31, 2014 as compared to $5.2 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above.

Other Income and Expenses

Other income and expenses amounted to net expenses of $2.7 million for the year ended December 31, 2014 as compared to net expenses of $3.1 million for the same prior year period. This was primarily due to an increase in the gain on sale of real estate assets of unconsolidated joint venture interests of $2.5 million, an increase of $1.2 million in equity in earnings of unconsolidated joint ventures and an increase of $0.2 million in other income, partially offset by an increase in interest expense, net, of $3.4 million as the result of the increase in mortgage payables resulting from the acquisition of interests in the properties mentioned above.

Income from Discontinued Operations

Income from discontinued operations changed by $0.3 million to income of $0.1 million for the year ended December 31, 2014 as compared to a loss of $0.2 million for the same prior year period. This was primarily due a $1.0 million increase in the gain on the sale of rental property, partially offset by a $0.9 million increase in the loss on the early extinguishment of debt and a $0.2 million decrease in loss on operations of rental property related to the discontinued operations of our Creekside property, which was sold on March 28, 2014.

Property Operations

We define “same store” properties as those that we owned and operated for the entirety of both periods being compared, except for properties that are in the construction or lease-up phases, or properties that are undergoing development or significant redevelopment. We move properties previously excluded from our same store portfolio for these reasons into the same store designation once they have stabilized or the development or redevelopment is complete and such status has been reflected fully in all quarters during the applicable periods of comparison. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property stabilized upon attainment of 90% physical occupancy, subject loss-to-lease, bad debt and rent concessions.  For comparison of our years ended December 31, 2014 and 2013, the same store properties included properties owned at January 1, 2013, excluding the Berry Hill property, which was under construction. Our same store properties for the years ended December 31, 2014 and 2013 were Springhouse at Newport News, Enders Place at Baldwin Park and MDA Apartments. Our non-same store properties for the same periods were The Reserve at Creekside Village, The Estates at Perimeter/Augusta, Gardens at Hillsboro Village, 23Hundred@Berry Hill, Village Green of Ann Arbor, Grove at Waterford, North Park Towers ARIUM Grande Lakes and Lansbrook Village.

The Estates at Perimeter/Augusta, Gardens at Hillsboro Village, Grove at Waterford and 23Hundred@Berry Hill are accounted for under the equity method, but are reflected in our table of net operating income as if they were consolidated. For the year ended December 31, 2014, the components of non-same store property revenues, property expenses and net operating income represented by The Estates at Perimeter/Augusta property were $2.5 million, $1.0 million and $1.5 million, respectively, and the components of non-same store property revenues, property expenses and net operating loss represented by our 23Hundred@Berry Hill property were $3.1 million, $1.5 million and $1.7 million, respectively.  For the year ended December 31, 2013, the components of non-same store property revenues, property expenses and net operating income represented by our Estates at Perimeter property were $2.6 million, $0.9 million and $1.7 million, respectively, the components of non-same store property revenues, property expenses and net operating loss represented by our Gardens at Hillsboro property were $2.8 million, $1.1 million and $1.7 million, respectively and, the components of non-same store property revenues, property expenses and net operating income represented by the Grove at Waterford property were $2.0 million, $0.8 million and $1.2 million, respectively, and the components of non-same store property revenues, property expenses and net operating loss represented by our 23Hundred@Berry Hill property were $0.1 million, $0.5 million and ($0.4) million, respectively.  Financial information with respect to our Estates at Perimeter/Augusta’s can be found at Note 7 “Investments in Unconsolidated Real Estate Joint Ventures” in our Notes to Consolidated Financial Statements. The Gardens at Hillsboro Village was sold on September 30, 2013.

The following table presents the same store and non-same store results from operations for the years ended December 31, 2014 and 2013 (dollars in thousands):

	Year Ended December 31,		Change
	2014	2013	$	%
Property Revenues
Same Store	$12,402	$12,005	$397	3.3%
Non-Same Store	21,229	7,629	13,600	178.3%
Total property revenues	33,631	19,634	13,997	71.3%

Property Expenses
Same Store	5,035	5,041	(6)	(0.1)%
Non-Same Store	9,433	3,542	5,891	166.3%
Total property expenses	14,468	8,583	5,885	68.6%

Same Store NOI	7,367	6,964	403	5.8%
Non-Same Store NOI	11,796	4,087	7,709	188.6%
Total NOI(1)	$19,163	$11,051	$8,112	73.4%

(1) See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

The following table presents the same store and non-same store results from operations for the three months ended December 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended December 31,		Change
	2014	2013	$	%
Property Revenues
Same Store	$3,197	$3,010	$187	6.2%
Non-Same Store	7,387	1,257	6,130	487.7%
Total property revenues	10,584	4,267	6,317	148.0%

Property Expenses
Same Store	1,304	1,347	(43)	(3.2)%
Non-Same Store	3,168	851	2,317	272.3%
Total property expenses	4,472	2,198	2,274	103.5%

Same Store NOI	1,893	1,663	230	13.8%
Non-Same Store NOI	4,219	406	3,813	939.2%
Total NOI	$6,112	$2,069	$4,043	195.4%

 Twelve Months Ended December 31, 2014 Compared to Twelve Months Ended December 31, 2013

Same store NOI for the twelve months ended December 31, 2014 increased by 5.8% to $7.4 million from $7.0 million for the same period in the prior year. There was a 3.3% increase in same store property revenues as compared to the same prior year period, primarily attributable to a 2.1% increase in average rent per month and the acquisition of 22 additional units at our Enders property, balanced by a 1.0% decrease in average occupancy. Same stores expenses remained flat at $5.0 million in each of the two periods.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during 2014. The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

Same store NOI for the three months ended December 31, 2014 increased by 13.8% to $1.9 million from $1.7 million for the same period in the prior year. There was a 6.2% increase in same store property revenues as compared to the same prior year period, primarily attributable to a 3.2% increase in average revenue per month, the acquisition of 22 additional units at our Enders property, and a 1.1% increase in average occupancy. In addition, same store expenses decreased 3.2% compared to prior year period primarily as a result of a decrease in repair and maintenance expenses.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during 2014. The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

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

However, NOI should only be used as an alternative measure of our financial performance. The following table reflects same store and non-same store contributions to consolidated NOI, together with a reconciliation of NOI to net loss, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Year Ended December 31,
	2014	2013
Net operating income
Same store	$7,367	$6,964
Non-same store	11,796	4,087
Total net operating income	19,163	11,051
Less:
Interest expense	8,620	5,632
Total property income	10,543	5,419
Less:
Noncontrolling interest pro-rata share of property income	5,219	4,061
Other income related to JV/MM entities	82	10
Pro-rata share of properties’ income	5,390	1,348
Less pro-rata share of:
Depreciation and amortization	7,598	2,574
Line of credit interest, net	191	958
Management fees	978	489
Acquisition and disposition costs	6,619	370
General and administrative	2,604	1,615
Add pro-rata share of:
Other income	112	-
Equity in operating earnings of unconsolidated joint ventures	904	-
Gain on sale of joint venture interests	6,560	1,687
Net loss attributable to common stockholders	$(5,172)	$(2,971)

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

We believe the properties underlying our real estate investments are performing well. We had a portfolio-wide debt service coverage ratio of 2.05x and occupancy of 94% at December 31, 2014. Prior to our IPO, our cash resources had been inadequate to meet our primary liquidity needs as our corporate operating expenses exceeded the cash flow received from our investments in real estate joint ventures. The primary reason for our previous negative operating cash flow had been the amount of our general and administrative expenses, including accounting and related fees to our independent auditors, legal fees, costs of being an SEC reporting company, director compensation and director and officer insurance premiums, relative to the size of our portfolio.

The net proceeds of our IPO, our October 2014 Follow-On Offering and our January 2015 Follow-On Offering provided us with the ability to grow our asset base quickly and better service our general and administrative expenses. In addition, the post-IPO Management Agreement with our Manager provides an overall lower fee structure than our previous advisory agreement with our Former Advisor, which reduces our corporate general and administrative expenses.

In general, we believe our available cash balances, the proceeds from the January 2015 Follow-On Offering, other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. We expect that the additional properties added to our portfolio in the contribution transactions at the initial closing of the IPO, and properties added to our portfolio with the proceeds from the October 2014 Follow-On Offering, and the properties we expect to acquire with the proceeds from our January 2015 Follow-On Offering, will have a significant positive impact on our future results of operations. In general, we expect that our results related to our portfolio will improve in future periods as a result of anticipated future investments in and acquisitions of real estate, including our investments in development projects.

 We believe we will be able to meet our primary liquidity requirements going forward through:

•	$23.1 million in cash available at December 31, 2014;

•	cash generated from operating activities; and

•	$53.7 million in net proceeds from our January 2015 Follow-On Offering, after deducting underwriting discounts and commissions and estimated offering costs, and proceeds from future borrowings and potential offerings, including potential offerings of common and preferred stock and issuances of units of limited partnership interest in our operating partnership, or OP Units.

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

If we are unable to obtain financing on favorable terms or at all, we may have to curtail our investment activities, including acquisitions and improvements to and developments of, real properties, which could limit our growth prospects. This, in turn, could reduce cash available for distribution to our stockholders and may hinder our ability to raise capital by issuing more securities or borrowing more money. We also may be forced to dispose of assets at inopportune times in order to maintain our REIT qualification and Investment Company Act exemption.

In prior quarters, Bluerock has deferred payment by us as needed of management fees, acquisition fees and organizational and offering costs incurred by us and has waived current year reimbursable operating expenses, to support our continued operations.

We expect to maintain a distribution paid on a monthly basis to all of our stockholders at a quarterly rate of $0.29 per share. To the extent we continue to pay distributions at this rate, we expect to substantially use cash flows from operations to fund distribution payments. The board of directors will review the distribution rate quarterly, and there can be no assurance that the current distribution level will be maintained. While our policy is generally to pay distributions from cash flows from operations, our distributions through December 31, 2014 have been paid from proceeds from our continuous registered public offering, proceeds from the IPO and October 2014 Follow-On Offering and sales of assets, and may in the future be paid from additional sources, such as from borrowings.

Cash Flows

Year ended December 31, 2014 as compared to the year ended December 31, 2013

As of December 31, 2014, we owned indirect equity interests in eleven real estate properties, (nine operating properties and two development properties), seven of which are consolidated for reporting purposes.  During the year ended December 31, 2014, net cash provided by operating activities was $5.1 million. After the net loss of $6.6 million was adjusted for $10.7 million of non-cash items, net cash provided by operating activities consisted of the following:

•	decrease in due to affiliates of $0.3 million;

•	and an increase in accounts payable and accrued liabilities of $1.3 million.

Cash Flows from Investing Activities

During the year ended December 31, 2014, net cash used in investing activities was $89.1 million, primarily due to the following:

•	$59.3 million used in acquiring consolidated real estate investments;

•	$15.4 million used in acquiring interests from noncontrolling members;

•	$10.1 million used in investments in unconsolidated joint venture interests;

•	$8.0 million used on capital expenditures;

•	an increase of $10.3 million in our restricted cash balance;

•	$1.7 million due to the deconsolidation of two unconsolidated real estate joint venture interests;

•	partially offset by $5.0 million in cash proceeds received for the sale of the Creekside property;

•	and $10.8 million in cash proceeds received for the sale of the Estates and Grove properties.

Cash Flows from Financing Activities

During the year ended December 31, 2014, net cash provided by financing activities was $104.0 million, primarily due to the following:

•	$76.9 million raised in our IPO on April 2, 2014 and Follow-On Offering on October 8, 2014;

•	net borrowings of $44.9 million on mortgages payable;

•	$5.1 million increase in noncontrolling equity interest additions to consolidated real estate investments;

•	partially offset by $5.8 million in distributions paid to our joint venture partners;

•	$5.8 million paid in cash distribution paid to stockholders;

•	$2.1 million increase in deferred financing costs;

•	$1.5 million fair market value adjustment for debt assumed in acquisition;

•	and the repayment of $7.6 million on our terminated line of credit.

Capital Expenditures

The following table summarizes our total capital expenditures for the years ended December 31, 2014 and 2013 (amounts in thousands):

	Year Ended December 31,
	2014	2013
New development	$5,855	$19,087
Redevelopment/renovations	1,265	1,444
Routine capital expenditures	847	243
Total capital expenditures	$7,967	$20,774

The majority of our capital expenditures during the years ended December 31, 2014 and 2013 related to the Berry Hill property, which was a development project, which was acquired in October 2012 and became stabilized during the third quarter of 2014.

We define redevelopment and renovation costs as non-recurring capital expenditures for significant projects that upgrade units or common areas and projects that are revenue enhancing for the years ended December 31, 2014 and 2013. We define routine capital expenditures as capital expenditures that are incurred at every property and exclude development, investment, revenue enhancing and non-recurring capital expenditures.

Funds from Operations and Adjusted Funds from Operations

Funds from operations (“FFO”), is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. We define FFO, consistent with the National Association of Real Estate Investment Trusts, or (“NAREIT's”), definition, as net income, computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.

In addition to FFO, we use adjusted funds from operations (“AFFO”). AFFO is a computation made by analysts and investors to measure a real estate company's operating performance by removing the effect of items that do not reflect ongoing property operations. To calculate AFFO, we further adjust FFO by adding back certain items that are not added to net income in NAREIT's definition of FFO, such as acquisition expenses, equity based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of our properties, and subtracting recurring capital expenditures (and when calculating the quarterly incentive fee payable to our Manager only, we further adjust FFO to include any realized gains or losses on our real estate investments).

We have incurred $5.7 million and $0.3 million of acquisition and disposition expense during the years ended December 31, 2014 and 2013, respectively.

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

The table below presents our calculation of FFO and AFFO for the years ended December 31, 2014 and 2013.

We made no investments, had one full disposition and two partial dispositions in 2013, and have acquired interests in eight additional properties and had three dispositions in 2014. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance (amounts in thousands).

	Year Ended
	December 31,
	2014	2013
Net (loss) income attributable to common stockholders	$(5,172)	$(2,971)
Add: Pro-rata share of depreciation and amortization(1)	7,598	2,441
	2,426	530

Less: Pro-rata share of gain on sale of joint venture interests	(6,560)	(1,687)
FFO	$(4,134)	$(2,217)
Add: Pro-rata share of
acquisition and disposition costs	6,619	475
non-cash equity compensation to directors and affiliates	1,112	89
Less: Pro-rata share of normally recurring capital expenditures(2)	(378)	(114)
AFFO	$3,219	$(1,767)

(1)    The real estate depreciation and amortization amount includes our share of consolidated real estate-related depreciation and amortization of intangibles, less amounts attributable to noncontrolling interests, and our similar estimated share of unconsolidated depreciation and amortization, which is included in earnings of our unconsolidated real estate joint venture investments.

(2)    Normally recurring capital expenditures exclude development, investment, revenue enhancing and non-recurring capital expenditures.

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

Distributions

On December 27, 2013, our board of directors authorized, and we declared, distributions on our common stock at a rate of $0.05945211 per share for the month of January 2014. Distributions payable to each stockholder of record were paid in cash on February 3, 2014 of the following month.

On March 13, 2014, our board of directors authorized, and we declared, distributions on our common stock, for the month of February 2014, at a rate of $0.05369868 per share for stockholders of record at the end of business on February 28, 2014. Distributions payable to each stockholder of record were paid on March 17, 2014.

On April 8, 2014, our board of directors authorized, and we declared, monthly dividends for the second quarter of 2014 equal to a quarterly rate of $0.29 per share on both our Class A common stock and Class B common stock, payable to the stockholders of record as of April 25, 2014, May 25, 2014 and June 25, 2014, which was paid in cash on May 5, 2014, June 5, 2014 and July 5, 2014, respectively. Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of our Class A common stock.

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

On July 10, 2014, our board of directors authorized, and we declared, monthly dividends for the third quarter of 2014 equal to a quarterly rate of $0.29 per share on our Class A common stock and $0.29 per share on our Class B common stock, payable to the stockholders of record as of July 25, 2014, August 25, 2014 and September 25, 2014, which will be paid in cash on August 5, 2014, September 5, 2014 and October 5, 2014, respectively. Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of our Class A common stock.

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

On October 10, 2014, our board of directors authorized, and we declared, monthly dividends for the fourth quarter of 2014 equal to a quarterly rate of $0.29 per share on our Class A common stock and $0.29 per share on our Class B common stock, payable to the stockholders of record as of October 25, 2014, November 25, 2014 and December 25, 2014, which will be paid in cash on November 5, 2014, December 5, 2014 and January 5, 2015, respectively. Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of our Class A common stock.

The declared dividends equal a monthly dividend on the Class A common stock and the Class B common stock as follows: $0.096666 per share for the dividend paid to stockholders of record as of October 25, 2014, $0.096667 per share for the dividend paid to stockholders of record as of November 25, 2014, and $0.096667 per share for the dividend paid to stockholders of record as of December 25, 2014. A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that we will continue to declare dividends or at this rate.

Our board of directors will determine the amount of dividends to be paid to our stockholders. The determination of our board of directors will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. As a result, our distribution rate and payment frequency may vary from time to time.  However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. Especially during the early stages of our operations, we may declare distributions in excess of funds from operations.

Distributions paid for the year ended December 31, 2014 were as follows (amounts in thousands):

	Distributions
	Declared	Paid
2014
First Quarter
Common Stock	$273	$416
Class A Common Stock	-	-
Class B-1 Common Stock	-	-
Class B-2 Common Stock	-	-
Class B-3 Common Stock	-	-
OP Units	-	-
LTIP Units	-	-
Total	$273	$416
Second Quarter
Common Stock	$-	$-
Class A Common Stock	1,303	869
Class B-1 Common Stock	103	68
Class B-2 Common Stock	103	68
Class B-3 Common Stock	103	68
OP Units	82	54
LTIP Units	94	63
Total	$1,788	$1,190
Third Quarter
Common Stock	$-	$-
Class A Common Stock	1,303	1,303
Class B-1 Common Stock	103	103
Class B-2 Common Stock	103	103
Class B-3 Common Stock	103	103
OP Units	82	82
LTIP Units	94	94
Total	$1,788	$1,788
Fourth Quarter
Common Stock	$-	$-
Class A Common Stock	2,183	1,890
Class B-1 Common Stock	103	103
Class B-2 Common Stock	103	103
Class B-3 Common Stock	103	103
OP Units	82	82
LTIP Units	94	94
Total	$2,668	$2,375

On January 9, 2015, our board of directors authorized, and we declared, monthly dividends for the first quarter of 2015 equal to a quarterly rate of $0.29 per share on our Class A common stock and $0.29 per share on our Class B common stock, payable to the stockholders of record as of January 25, 2015, February 25, 2015 and March 25, 2015, which will be paid in cash on February 5, 2015, March 5, 2015 and April 5, 2015, respectively. Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of our Class A common stock.

The declared dividends equal a monthly dividend on the Class A common stock and the Class B common stock as follows: $0.096666 per share for the dividend paid to stockholders of record as of January 25, 2015, $0.096667 per share for the dividend paid to stockholders of record as of February 25, 2015, and March 25, 2015. A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that we will continue to declare dividends or at this rate.

Critical Accounting Policies

Below is a discussion of the accounting policies that we consider critical to an understanding of our financial condition and operating results that may require complex or significant judgment in their application or require estimates about matters which are inherently uncertain.

Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances, and profits have been eliminated in consolidation. Interests in entities acquired will be evaluated based on applicable GAAP, which includes the requirement to consolidate entities deemed to be variable interest entities ("VIE”).

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

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of December 31, 2014, we own interests in three joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

New Accounting Pronouncements

See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our Notes to the Consolidated Financial Statements for a description of accounting pronouncements. We do not believe these new pronouncements will have a significant impact on our Consolidated Financial Statements, cash flows or results of operations.

Subsequent Events

January 2015 Follow-On Offering

On January 20, 2015 we closed our January 2015 Follow-On Offering of 4,600,000 shares of Class A common stock, par value $0.01 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC, pursuant to a registration statement on Form S-3 (File No. 333-200359) filed with the SEC on November 19, 2014 and declared effective on December 19, 2014. The public offering price of $12.50 per share was announced on January 14, 2015. Net proceeds of the January 2015 Follow-On Offering were approximately $53.7 million after deducting underwriting discounts and commissions and estimated offering costs.

Acquisition of Alexan Southside Interests

On January 12, 2015, through a wholly-owned subsidiary of our Operating Partnership, BRG Southside, we made a convertible preferred equity investment in a multi-tiered joint venture along with the BRG Co-Investors, which are affiliates of our Manager, and an affiliate of Trammell Crow Residential, or TCR, to develop an approximately 269-unit class A, apartment community located in Houston, Texas, to be known as the Alexan Southside property. The Alexan Southside property will be developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC, as tenant under an 85-year ground lease. We have made a capital commitment $17.4 million to acquire 100% of the preferred equity interests in BRG Southside.

Restructuring and Sale of 23Hundred@Berry Hill Interests

On December 9, 2014 we, through our Operating Partnership, through BEMT Berry Hill, LLC, a Delaware limited liability company and a wholly owned subsidiary of our Operating Partnership(“BEMT Berry Hill”), entered into a series of transactions and agreements to restructure the ownership of the Berry Hill property(the “Restructuring Transactions”).

Prior to the Restructuring Transactions, we held a 25.1% indirect equity interest in the Berry Hill property, Fund III held a 28.4% indirect equity interest, Bluerock Growth Fund, LLC, a Delaware limited liability company(“BGF”), an affiliate of our Manager, held a 29.0% indirect equity interest, and Stonehenge 23Hundred JV Member, LLC(“Stonehenge JV Member”), our joint venture partner and an affiliate of Stonehenge Real Estate Group, LLC(“Stonehenge”), held the remaining 17.5% indirect equity interest plus a promote interest based on investment return hurdles for its service as developer of the property. These indirect equity interests were held in BR Stonehenge 23Hundred JV, LLC, a Delaware limited liability company(“JV LLC”), which owns 100% of 23Hundred, LLC, a Delaware limited liability company(“23Hundred”), which owned 100% of the Berry Hill property.

Following the Restructuring Transactions, the Berry Hill property was owned in tenancy-in-common interests adjusted for the agreed Stonehenge promote interest as follows: (i) BEMT Berry Hill and Fund III, through 23Hundred, hold a 42.2% undivided tenant-in-common interest in the Berry Hill property (we, through BEMT Berry Hill, owned a 19.8% indirect equity interest and Fund III owned a 22.4% indirect equity interest); (ii) BGF’s subsidiary BGF 23Hundred, LLC, a Delaware limited liability company(“BGF 23Hundred”), held a 22.9% undivided tenant-in-common interest in the Berry Hill property; and (iii) Stonehenge JV Member’s subsidiary SH 23Hundred TIC, LLC, a Delaware limited liability company(“SH TIC”) held a 34.8% undivided tenant-in-common interest in the Berry Hill property.

As a result, we owned a 19.8% indirect equity interest in the Berry Hill property, Fund III owned a 22.4% indirect equity interest, and each of BGF and Stonehenge JV Member indirectly owned their respective undivided tenant-in-common interests in the Berry Hill property.

On January 14, 2015, 23Hundred sold its 42.2% tenant in common interest in the Berry Hill property, BGF 23Hundred sold its 22.9% tenant in common interest in the Berry Hill property, and SH TIC sold its 34.8% tenant in common interest in the Berry Hill property, each to 2300 Berry Hill General Partnership, an unaffiliated third party. The aggregate purchase price was $61.2 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for payment of the existing mortgage indebtedness and payment of closing costs and fees, the sale of our interest in the Berry Hill property generated net proceeds to us of approximately $7.3 million.

Issuance of LTIP Units for Payment of the Fourth Quarter 2014 Incentive Fee to the Manager

The Manager earned an incentive fee of $146,464 during the fourth quarter of 2014. This amount was payable 50% in LTIP Units with the other 50% payable in either cash or LTIP Units at the discretion of our board of directors. Upon consultation with the Manager, the board of directors elected to pay 100% of the incentive fee in LTIP Units. On February 18, 2015, we issued 10,896 LTIP Units to our Manager in order to pay the incentive fee earned during the fourth quarter of 2014.

Distributions Declared

 On January 9, 2015, our board of directors authorized, and we declared, monthly dividends for the first quarter of 2015 equal to a quarterly rate of $0.29 per share on our Class A common stock and $0.29 per share on our Class B common stock, payable to the stockholders of record as of January 25, 2015, February 25, 2015 and March 25, 2015, which will be paid in cash on February 5, 2015, March 5, 2015 and April 5, 2015, respectively. Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of our Class A common stock.

The declared dividends equal a monthly dividend on the Class A common stock and the Class B common stock as follows: $0.096666 per share for the dividend paid to stockholders of record as of January 25, 2015, $0.096667 per share for the dividend paid to stockholders of record as of February 25, 2015, and $0.096667 per share for the dividend paid to stockholders of record as of March 25, 2015. A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that we will continue to declare dividends or at this rate.

Distributions Paid

The following distributions have been paid subsequent to December 31, 2014 (amounts in thousands):

Distributions Paid
January 5, 2015 (to stockholders of record as of December 25, 2014)
Class A Common Stock	$729
Class B-1 Common Stock	34
Class B-2 Common Stock	34
Class B-3 Common Stock	34
OP Units	27
LTIP Units	31
Total	$889
February 5, 2015 (to stockholders of record as of January 25, 2015)
Class A Common Stock	$1,173
Class B-1 Common Stock	34
Class B-2 Common Stock	34
Class B-3 Common Stock	34
OP Units	27
LTIP Units	31
Total	$1,333

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Accounting Officer, evaluated, as of December 31, 2014, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our management, including our Chief Executive Officer and Chief Accounting Officer, evaluated, as of December 31, 2014, the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our internal control over financial reporting, as of December 31, 2014, were effective.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. As a smaller reporting company, management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

 None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Our Executive Officers and Directors

The individuals listed as our executive officers below also serve as officers and employees of our Manager. As executive officers of the Manager, they serve to manage the day-to-day affairs and carry out the directives of our board of directors in the review, selection and recommendation of investment opportunities and operating acquired investments and monitoring the performance of those investments to ensure that they are consistent with our investment objectives. The duties that these executive officers perform on our behalf will not involve the review, selection and recommendation of investment opportunities, but rather the performance of corporate governance activities on our behalf that require the attention of one of our corporate officers, including signing certifications required under Sarbanes-Oxley Act of 2002, as amended, for filing with the our periodic reports.

The following table and biographical descriptions set forth certain information with respect to the individuals who currently serve as our executive officers and directors:

Name*	Age**	Position	Year First Became Director
R. Ramin Kamfar	51	Chairman of the Board, Chief Executive Officer and President	2008
Michael L. Konig	54	Chief Operating Officer, Secretary and General Counsel	N/A
Christopher J. Vohs	38	Chief Accounting Officer and Treasurer	N/A
Gary T. Kachadurian	64	Director	2014
Brian D. Bailey	48	Independent Director	2009
I. Bobby Majumder	46	Independent Director	2009
Romano Tio	55	Independent Director	2009

* The address of each executive officer and director listed is 712 Fifth Avenue, 9th Floor, New York, New York 10019.

** As of February 20, 2015.

R. Ramin Kamfar, Chairman of the Board, Chief Executive Officer and President.  Mr. Kamfar serves as our Chairman of the Board and as our Chief Executive Officer and President. Mr. Kamfar has served as our Chairman of the Board since August 2008, and also served as our Chief Executive Officer and the Chief Executive Officer of our Former Advisor from August 2008 to February 2013. He has also served as the Chairman of the Board and Chief Executive Officer of Bluerock since its inception in October 2002, where he has overseen the acquisition and development of approximately 9,700 apartment units, and over 2.5 million square feet of office space. In addition, Mr. Kamfar has served as Chairman of the Board of Trustees and as a Trustee of Total Income (plus) Real Estate Fund, a closed-end interval fund organized by Bluerock, since 2012. Mr. Kamfar has 25 years of experience in various aspects of real estate, mergers and acquisitions, private equity investing, investment banking, and public and private financings. From 1988 to 1993, Mr. Kamfar worked as an investment banker at Lehman Brothers Inc., New York, New York, where he specialized in mergers and acquisitions and corporate finance. In 1993 Mr. Kamfar left Lehman to focus on private equity transactions. From 1993 to 2002, Mr. Kamfar executed a growth/consolidation strategy to build a startup into a leading public company in the ‘fast casual’ market now known as Einstein Noah Restaurant Group, Inc. (NASDAQ: BAGL) with approximately 800 locations and $400 million in gross revenues. From 1999 to 2002, Mr. Kamfar also served as an active investor, advisor and member of the Board of Directors of Vsource, Inc., a technology company subsequently sold to Symphony House (KL: SYMPHNY), a leading business process outsourcing company focused on the Fortune 500 and Global 500. Mr. Kamfar received an M.B.A. degree with distinction in Finance in 1988 from The Wharton School of the University of Pennsylvania, located in Philadelphia, Pennsylvania, and a B.S. degree with distinction in Finance in 1985 from the University of Maryland located in College Park, Maryland.

Michael L. Konig, Chief Operating Officer, Secretary and General Counsel.  Mr. Konig serves as Chief Operating Officer, Secretary and General Counsel of our company and our Manager. Mr. Konig has also served as Senior Vice President and General Counsel for Bluerock and its affiliates since December 2004. In addition, Mr. Konig has served as Secretary of Total Income (plus) Real Estate Fund, a closed-end interval fund organized by Bluerock, since 2012. Mr. Konig has over 25 years of experience in law and business. Mr. Konig was an attorney at the firms of Ravin Sarasohn Cook Baumgarten Fisch & Baime from September 1987 to September 1989, and Greenbaum Rowe Smith & Davis from September 1989 to March 1997, representing borrowers and lenders in numerous financing transactions, primarily involving real estate, distressed real estate and Chapter 11 reorganizations, as well as a broad variety of litigation and corporate law matters. From 1998 to 2002, Mr. Konig served as legal counsel, including as General Counsel, at New World Restaurant Group, Inc. (now known as Einstein Noah Restaurant Group, Inc. (NASDAQ: BAGL)). From 2002 to December 2004, Mr. Konig served as Senior Vice President of Roma Food Enterprises, Inc. where he led operations and the restructuring and sale of the privately held company with approximately $300 million in annual revenues. Mr. Konig received a J.D. degree cum laude in 1987 from California Western School of Law, located in San Diego, California, an M.B.A. degree in Finance in 1988 from San Diego State University and a Bachelor of Commerce degree in 1982 from the University of Calgary.

Christopher J. Vohs, Chief Accounting Officer and Treasurer.  Mr. Vohs serves as Chief Accounting Officer and Treasurer of our company, and has served as Chief Accounting Officer for Bluerock Real Estate, L.L.C., for our former advisor, Bluerock Multifamily Advisor, LLC, and for our Manager, BRG Manager, LLC, all of which are affiliates of our company. In his role as Chief Accounting Officer for Bluerock Real Estate, L.L.C. and Bluerock Multifamily Advisor, LLC, and BRG Manager, LLC, Mr. Vohs has been responsible for the oversight of all financial recordkeeping and reporting aspects of those companies. Previously, Mr. Vohs served as Corporate Controller for Roberts Realty Investors, Inc., a public multifamily REIT based in Atlanta, Georgia, from March 2009 to July 2010, where he was responsible for the accounting and financial reporting for the REIT. From October 2004 to March 2009, Mr. Vohs worked at Pulte Homes, a nationwide builder of single family homes, in various financial roles, including as Internal Audit Manager & Asset Manager and later as Vice President of Finance for Pulte’s Orlando and Southeast Florida operations. As Vice President of Finance, Mr. Vohs was responsible for all finance, accounting, and administrative operations of the division. From January 1999 to October 2004, Mr. Vohs worked as an Audit Manager for Deloitte & Touche, an international professional services firm, where he earned his CPA certification and focused on mid-size to large private and public companies in the manufacturing, finance, and communications industries. Mr. Vohs received his B.A. degree in Accounting from Michigan State University in 1998.

Gary T. Kachadurian, Director.  Mr. Kachadurian is a member of our board of directors. Mr. Kachadurian also serves as Vice Chairman of our Manager. Mr. Kachadurian has over 30 years of real estate experience primarily investing in and developing apartment properties on behalf of institutional investors. From 2007 through its sale in January 2015, Mr. Kachadurian served as Chairman of Apartment Realty Advisors, the nation’s largest privately owned multihousing investment advisory company. From 1990 to 2005, Mr. Kachadurian served in various senior roles at Deutsche Bank Real Estate/RREEF, a leading pension fund advisor, including as a member of RREEF’s Investment Committee for 14 years, as a senior member of the Policy Committee of RREEF, as Senior Managing Director for Global Business Development responsible for raising institutional real estate funds in Japan, Germany, and other countries, and as head of RREEF’s National Acquisitions Group and Value-Added and Development lines of business where he had oversight in the acquisition and management of RREEF’s 24,000 unit apartment investment portfolio. Prior to Deutsche Bank/RREEF, Mr. Kachadurian served as the Midwest Regional Operating Partner for Lincoln Property Company, developing and managing apartment communities in Illinois, Indiana, Wisconsin, Kansas and Pennsylvania. Mr. Kachadurian also serves as President of The Kachadurian Group LLC, (f/k/a The Kach Group) which provides consulting on apartment acquisition and development transactions, including to Waypoint Residential. Mr. Kachadurian is a founding Board Member of the Chicago Apartment Association, and a former Chairman of the National Multi Housing Council. Mr. Kachadurian is former Chairman of the Village Foundation of Children’s Memorial Hospital, and is a Director of Pangea Real Estate and KBS Legacy Partners Apartment REIT. Mr. Kachadurian received his B.S. in Accounting from the University of Illinois in 1974.

Brian D. Bailey, Independent Director.  Mr. Bailey has served as one of our independent directors since January 2009. Mr. Bailey has more than 20 years of experience in sourcing, evaluating, structuring and managing investments, including real estate and real estate-related debt financing. Mr. Bailey founded and currently serves as Managing Member of Carmichael Partners, LLC, a private equity investment firm based in Charlotte, North Carolina. He also currently serves as a director of the Telecommunications Development Fund, a private equity investment fund headquartered in Washington, DC, and as a trustee at the North Carolina School of Science and Mathematics. Prior to founding Carmichael Partners, Mr. Bailey served as Managing Partner (2000-2008) and Senior Advisor (2008-2009) of Carousel Capital, LLC, a private equity investment firm in Charlotte, North Carolina. From 1999 to 2000, Mr. Bailey was a team member of Forstmann Little & Co., a private equity investment firm in New York, New York. From 1996 to 1999, Mr. Bailey was a Principal at the Carlyle Group, a private equity investment firm in Washington, DC. Earlier in his career, Mr. Bailey worked in the leveraged buyout group at CS First Boston in New York, New York and in the mergers and acquisitions group at Bowles Hollowell Conner & Company in Charlotte, North Carolina. Mr. Bailey has also worked in the public sector, as Assistant to the Deputy Chief of Staff and Special Assistant to the President at the White House from 1994 to 1996 and as Director of Strategic Planning and Policy at the U.S. Small Business Administration in 1994. Mr. Bailey received a B.A. degree in Mathematics and Economics in 1988 from the University of North Carolina at Chapel Hill and an M.B.A. degree in 1992 from the Stanford Graduate School of Business, located in Stanford, California.

I. Bobby Majumder, Independent Director.  Mr. Majumder has served as one of our independent directors since January 2009. Mr. Majumder is a partner at the law firm of Perkins Coie, where he specializes in corporate and securities transactions with an emphasis on the representation of underwriters, placement agents and issuers in both public and private offerings, private investment in public equity (PIPE) transactions and venture capital and private equity funds. Prior to Perkins Coie, Mr. Majumder was a partner in the law firm of K&L Gates LLP from May 2005 to March 2013. From January 2000 to April 2005, Mr. Majumder was a partner at the firm of Gardere Wynne Sewell LLP. Through his law practice, Mr. Majumder has gained significant experience relating to the acquisition of a number of types of real property assets including raw land, improved real estate and oil and gas interests. Mr. Majumder also has served as an independent Trustee on the Board of Trustees of Total Income (plus) Real Estate Fund, a closed-end interval fund organized by Bluerock, since July 2012. He is an active member of the Park Cities Rotary Club, a charter member of the Dallas Chapter of The Indus Entrepreneurs and an Associates Board member of the Cox School of Business at Southern Methodist University. Mr. Majumder received a J.D. degree in 1993 from Washington and Lee University School of Law, located in Lexington, Virginia, and a B.A. degree in 1990 from Trinity University, located in San Antonio, Texas.

Romano Tio, Independent Director.  Mr. Tio has served as one of our independent directors since January 2009. Mr. Tio serves as Managing Director at RM Capital Management LLC, a boutique real estate investment and advisory firm. From January 2008 to May 2009, Mr. Tio served as a Managing Director and co-head of the commercial real estate efforts of HCP Real Estate Investors, LLC, an affiliate of Harbinger Capital Partners Funds, a $10+ billion private investment firm specializing in event/distressed strategies. From August 2003 until December 2007, Mr. Tio was a Managing Director at Carlton Group Ltd., a boutique real estate investment banking firm where he was involved in over $2.5 billion worth of commercial real estate transactions. Earlier in his career, Mr. Tio was involved in real estate sales and brokerage for 25 years. Mr. Tio also has served as an independent Trustee of the Board of Trustees of Total Income (plus) Real Estate Fund, a closed-end interval fund organized by Bluerock, since July 2012. Mr. Tio received a B.S. degree in Biochemistry in 1982 from Hofstra University located in Hempstead, New York.

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

Mr. Kamfar was chosen to serve as the Chairman of the Board because, as our Chief Executive Officer and President, Mr. Kamfar is well positioned to provide essential insight and guidance to our board of directors from the inside perspective of the day-to-day operations of the company. Furthermore, Mr. Kamfar brings to the board approximately 25 years of experience in building operating companies, and in various aspects of real estate, mergers and acquisitions, private equity investing and public and private financings. His experience with complex financial and operational issues in the real estate industry, as well as his strong leadership ability and business acumen, make him critical to proper functioning of our board.

Mr. Kachadurian was nominated to serve as one of our directors for reasons including the depth and breadth of his experience in the rental apartment industry, including longstanding experience as a developer, owner and manager of apartment properties. Mr. Kachadurian’s extensive understanding of these varied aspects of our industry provides our board of directors with an invaluable resource for assessing and managing risk and planning corporate strategy. In addition, through Mr. Kachadurian’s service on the boards of several companies and other large organizations involved in the apartment industry, Mr. Kachadurian has developed strong leadership and consensus building skills that are a valuable asset to our board of directors. Mr. Kachadurian also agreed to be selected as one of our directors pursuant to a consulting agreement with our Manager.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, requires our directors and executive officers, and any persons beneficially owning more than 10% of our outstanding shares of common stock, to file with the SEC reports with respect to their initial ownership of our common stock and reports of changes in their ownership of our common stock. As a matter of practice, our administrative staff and outside counsel assists our directors and executive officers in preparing these reports, and typically file those reports on behalf of our directors and executive officers. Based solely on a review of the copies of such forms filed with the SEC during fiscal year 2014 and on written representations from our directors and executive officers, we believe that during fiscal year 2014 all of our directors and executive officers filed the required reports on a timely basis under Section 16(a).

Code of Ethics and Whistleblower Policy

Our board of directors adopted a Code of Business Conduct and Ethics, Code of Ethics for Senior Executive and Financial Officers, Whistleblower Policy, and Corporate Governance Guidelines on March 26, 2014 that apply to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and all members of our board of directors. We believe these policies are reasonably designed to deter wrongdoing and promote honest and ethical conduct; full, fair, accurate, timely, and understandable disclosure in our reporting to our stockholders and the SEC; compliance with applicable laws; reporting of violations of the code; and accountability for adherence to the code.  We will provide to any person without charge a copy of our Code of Ethics, Whistleblower Policy, and Corporate Governance Guidelines, including any amendments or waivers thereto, upon written request delivered to our principal executive office at the address listed on the cover page to our annual report.

Committees of the Board of Directors

We currently have a standing audit committee, a standing investment committee, a compensation committee and a nominating and corporate governance committee. All of our standing committees consist solely of independent directors, except that Gary T. Kachadurian, our Manager’s Vice Chairman and a director, will serve as Chairman of the investment committee. The principal functions of these committees are briefly described below. Our board of directors may from time to time establish other committees to facilitate our management.

Audit Committee

Our board of directors has established an audit committee. The audit committee meets on a regular basis, at least quarterly and more frequently as necessary. The audit committee’s primary functions are:

•	to evaluate and approve the services and fees of our independent registered public accounting firm;

•	to periodically review the auditors’ independence; and

•	to assist our board of directors in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, management’s system of internal controls and the audit and financial reporting process.

The audit committee is comprised of three individuals, all of whom are independent directors. The audit committee also considers and approves the audit and non-audit services and fees provided by the independent public accountants.

The members of our audit committee are Brian D. Bailey, I. Bobby Majumder and Romano Tio.

Investment Committee

Our board of directors has delegated to the investment committee (1) certain responsibilities with respect to investments in specific real estate investments proposed by our Manager and (2) the authority to review our investment policies and procedures on an ongoing basis and recommend any changes to our board of directors.

Our board of directors has delegated to our Manager the authority to approve all real property acquisitions, developments and dispositions, including real property portfolio acquisitions, developments and dispositions, as well as all other investments in real estate consistent with our investment guidelines, for investments less than 5% of our total assets, including any financing of such investment. Our Manager will recommend suitable investments for consideration by the investment committee for investments that exceed this threshold up to 10% of our total assets, and for investments equal to or in excess of this amount, to our full board of directors. If the members of the investment committee approve a given investment, then our Manager will be directed to make such investment on our behalf, if such investment can be completed on terms approved by the committee.

The members of our investment committee are Gary T. Kachadurian, Brian D. Bailey and Romano Tio.

Compensation Committee

Our compensation committee consists of all of our independent directors, and our compensation committee charter details the principal functions of the compensation committee. These functions include:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, if any, evaluating our chief executive officer’s performance in light of such goals and objectives and determining and approving the remuneration, if any, of our chief executive officer based on such evaluation;

•	reviewing and approving the compensation, if any, of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	overseeing plans and programs related to the compensation of the Manager, including fees payable to the Manager pursuant to the Management Agreement with our Manager;

•	implementing and administering our incentive compensation equity-based remuneration plans, if any;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of all of our independent directors, and our nominating and corporate governance committee charter details the principal functions of the nominating and corporate governance committee. These functions include:

•	identifying and recommending to our full board of directors qualified candidates for election as directors and recommending nominees for election as directors at the annual meeting of stockholders;

•	developing and recommending to our board of directors corporate governance guidelines and implementing and monitoring such guidelines;

•	reviewing and making recommendations on matters involving the general operation of our board of directors, including board size and composition, and committee composition and structure;

•	recommending to our board of directors nominees for each committee of our board of directors;

•	annually facilitating the assessment of our board of directors’ performance as a whole and of the individual directors, as required by applicable law, regulations and the NYSE MKT corporate governance listing standards; and

•	overseeing our board of directors’ evaluation of management.

Item 11.	Executive Compensation

Compensation of Executive Officers

We do not currently have any employees and our executive officers are employed by our Manager. We will not reimburse our Manager for compensation paid to our executive officers. Officers will be eligible for awards under our 2014 Equity Incentive Plan for Individuals, as described in detail below.

Compensation of Directors

We pay each of our independent directors an annual retainer of $25,000. In addition, we will pay our independent directors $2,500 in cash per board meeting attended, $2,000 in cash for each committee meeting attended, and $1,000 in cash for each teleconference meeting of the board or any committee. All directors will receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

We have provided below certain information regarding compensation earned by and paid to our directors and during fiscal year 2014 (amounts in thousands).

	Fees Paid
	in Cash in	Restricted Stock
Name	2014(1)	Awards(2)	Total
Brian D. Bailey(3)	$53	$20	$73
I. Bobby Majumder(4)	53	20	73
Romano Tio(5)	53	20	73
Gary T. Kachadurian	-	-	-
R. Ramin Kamfar	-	-	-

(1)	Includes the $25,000 annual retainer paid in 2014, which retainer also compensated for services to be rendered in 2015 in the amount of $8,333.

(2)	Value of vested portion of March 15, 2010, August 8, 2011, August 8, 2012 and August 5, 2013 restricted stock grants as of February 20, 2015.

(3)	Includes twenty-eight $1,000 payments related to joint board of directors/audit committee/investment committee teleconference and in-person meetings, respectively. Excludes a $1,000 payment one for meeting held in 2014, but paid in 2015.
(4)	Includes twenty-five $1,000 payments and one $2,500 payments related to joint board of directors/audit committee/investment committee teleconference and in-person meetings, respectively. Excludes a $1,000 payment for one meeting held in 2014, but paid in 2015.

(5)	Includes twenty-three $1,000 payments and two $2,500 payments related to joint board of directors/audit committee/investment committee teleconference and in-person meetings, respectively. Excludes three $1,000 payments for three meetings held in 2014, but paid in 2015.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Stock Ownership

The table below sets forth, as of February 20, 2014, certain information regarding the beneficial ownership of our shares of Class A and Class B common stock and shares of Class A common stock issuable upon redemption of OP Units immediately following the completion of this offering for (1) each person who is expected to be the beneficial owner of 5% or more of our outstanding shares of common stock immediately following the completion of this offering, (2) each of our directors and named executive officers, and (3) all of our directors and executive officers as a group. Each person named in the table has sole voting and investment power with respect to all of the shares of common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. The extent to which a person will hold shares of Class A or Class B common stock as opposed to OP Units or LTIP Units is set forth in the table below.

The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over such security. A stockholder is also deemed to be, as of any date, the beneficial owner of all securities that such stockholder has the right to acquire within 60 days after that date through (1) the exercise of any option, warrant or right, (2) the conversion of a security, (3) the power to revoke a trust, discretionary account or similar arrangement or (4) the automatic termination of a trust, discretionary account or similar arrangement. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, our shares of common stock subject to options or other rights (as set forth above) held by that person that are exercisable as of the completion of this offering or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

Name of Beneficial Owner(1)	Title of Class of Securities Owned	Amount and Nature of Beneficial Ownership	Percent of Class
5% Stockholders:
Bluerock Special Opportunity + Income Fund, II	Class A Common Stock	793,434	6.54%
Named Executive Officers and Directors:
R. Ramin Kamfar	Class A Common Stock	72,515	0.60%
	Class B Common Stock	10,148	0.96%
	OP Units	165,654	58.58%
	LTIP Units	146,016	44.85%
Gary T. Kachadurian, Director	—	—	—
Michael L. Konig	—	—	—
Christopher J. Vohs	—	—	—
Brian D. Bailey, Independent Director	Class B Common Stock	7,774	0.73%
I. Bobby Majumder, Independent Director	Class B Common Stock	6,724	0.63%
Romano Tio, Independent Director	Class B Common Stock	6,744	0.64%
All Named Executive Officers and Directors as a Group(2)		415,575	3.01%

(1)	The address of each beneficial owner listed is 712 Fifth Avenue, 9th Floor, New York, New York 10019.
(2)	Totals do not include (a) shares of Class A common stock owned by Fund II, or (b) unvested LTIP Units, which will vest ratably on an annual basis over a three-year period that commenced on April 30, 2014.

Equity Compensation Plan

Former Incentive Plan

We previously adopted the Former Incentive Plan, or the former Incentive Plan, to provide an incentive to our employees, officers, directors, and consultants and employees and officers of our former advisor, by offering such persons an opportunity to participate in our growth through ownership of our common stock or through other equity-related awards. Under the Former Incentive Plan, we had reserved and authorized an aggregate number of 2,000,000 shares of our common stock for issuance.

On December 16, 2013, our board of directors adopted, and on January 23, 2014 our stockholders approved, the 2014 Equity Incentive Plan for Individuals, or the 2014 Individuals Plan, and the 2014 Equity Incentive Plan for Entities, or the 2014 Entities Plan. Upon the approval by our stockholders of the 2014 Individuals Plan and the 2014 Entities Plan, our Former Incentive Plan was terminated.

No awards were granted to our executive officers under our Former Incentive Plan. Each of our current independent directors previously received 5,000 shares of restricted stock in connection with the commencement of our Continuous Registered Offering, and 2,500 shares of restricted stock upon their annual re-election to the board, under our Former Incentive Plan. Pursuant to the terms of our Former Incentive Plan, the restricted stock vested 20% at the time of the grant, and vested or will vest 20% on each anniversary thereafter over four years from the date of the grant. All restricted stock previously granted under our Former Incentive Plan may receive distributions, whether vested or unvested. No additional grants of common stock or other equity-related awards will be made under our Former Incentive Plan.

2014 Incentive Plans

As discussed above, on December 16, 2013, our board of directors adopted, and on January 23, 2014 our stockholders approved, the 2014 Individuals Plan and the 2014 Entities Plan to attract and retain independent directors, executive officers and other key employees, including officers and employees of our Manager and operating partnership and their affiliates and other service providers, including our Manager and its affiliates. We refer to both the 2014 Individuals Plan and the 2014 Entities Plan collectively as the 2014 Incentive Plans. The 2014 Incentive Plans provide for the grant of options to purchase shares of our common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards.

Administration of the 2014 Incentive Plans

The 2014 Incentive Plans are administered by the compensation committee of our board of directors, except that the 2014 Incentive Plans will be administered by our board of directors with respect to awards made to directors who are not employees. This summary uses the term “administrator” to refer to the compensation committee or our board of directors, as applicable. The administrator will approve all terms of awards under the 2014 Incentive Plans. The administrator will also approve who will receive grants under the 2014 Incentive Plans and the number of shares of our Class A common stock subject to each grant.

Eligibility

Employees and officers of our company and our affiliates (including officers and employees of our Manager and operating partnership) and members of our board of directors are eligible to receive grants under the 2014 Individuals Plan. In addition, individuals who provide significant services to us or an affiliate, including individuals who provide services to us or an affiliate by virtue of employment with, or providing services to, our Manager or operating partnership may receive grants under the 2014 Individuals Plan.

Entities that provide significant services to us or our affiliates, including our Manager, that are selected by the administrator may receive grants under the 2014 Entities Plan.

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our 2014 Incentive Plans, as of December 31, 2014.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	-	-	96,300
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	96,300

Item 13.	Certain Relationships And Related Transactions And Director Independence

Director Independence

A majority of the members of our board of directors, and all of the members of the Audit Committee, are “independent.” Two of our current directors, Ramin Kamfar and Gary Kachadurian, are affiliated with us and we do not consider either Mr. Kamfar or Mr. Kachadurian to be an independent director. Our other current directors, Brian D. Bailey, I. Bobby Majumder and Romano Tio, qualify as “independent directors” as defined under the rules of the New York Stock Exchange MKT. Messrs. Majumder and Tio each serve as an independent director of the Board of Directors of Bluerock’s Total Income + Real Estate Fund, an affiliate of our Advisor (“TIPRX”). Serving as a director of, or having an ownership interest in, another program sponsored by Bluerock will not, by itself, preclude independent director status. The board of directors has determined that Messrs. Bailey, Majumder and Tio each satisfy these criteria. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such other entities except for compensation directly related to service as a director of us or TIPRX. Therefore, we believe that all of these directors are independent directors.

Certain Transactions with Related Persons

As described further below, we have entered into agreements with certain affiliates pursuant to which they will provide services to us.  Our independent directors have reviewed the material transactions between our affiliates and us since the beginning of 2011.  Set forth below is a description of such transactions and the independent directors’ determination of their fairness.

Benefits of the IPO

In connection with the IPO, Mr. Kamfar, our Chairman, Chief Executive Officer and President, and certain of our other directors and executive officers and senior executives of our Manager received material benefits as described below. Mr. Kamfar and a family owned limited liability company own all of the equity interest in Bluerock, and are direct or indirect majority owners of all of Bluerock’s affiliated companies, including our Manager, which is also owned by Messrs. Kachadurian, Babb, Ruddy, Konig and MacDonald. All amounts with respect to the IPO are based on the IPO price per share of $14.50.

IPO and Contribution Transactions Involving Related Parties

In connection with our IPO completed on April 2, 2014 and our related contribution transactions, Mr. Kamfar, our Chairman, Chief Executive Officer and President, and certain of our other directors and executive officers and senior executives of our Manager received material benefits as described below. Mr. Kamfar and a family owned limited liability company own all of the equity interest in Bluerock, and are direct or indirect majority owners of all of Bluerock’s affiliated companies, including our Manager, which is also owned by Messrs. Kachadurian, Babb, Ruddy, Konig and MacDonald.

•	Fund II and Fund III, which are managed by affiliates of Bluerock, received an aggregate of 1,047,468 shares of Class A common stock in connection with our contribution transactions, with an aggregate value of $15.2 million. Additionally, Messrs. Kamfar, Babb, Ruddy and MacDonald are members of NPT and own, in the aggregate, approximately 66.5% of the outstanding equity interest in NPT, which received 282,759 OP Units in connection with the contribution of North Park Towers, with an aggregate value of approximately $4.1 million. Fund I, which is managed by Bluerock, received approximately $4.1 million in cash in connection with our contribution transactions.

In our contribution transactions, we acquired:

o	An aggregate 60% indirect equity interest in Grove at Waterford Apartments, located in Hendersonville, Tennessee, for an aggregate purchase price of $5.82 million based on an independent, MAI appraisal of the Grove property, comprised of a 6% indirect interest in the Grove property from Fund I in exchange for approximately $0.6 million in cash, and a 54% indirect interest in the Grove property from Fund II in exchange for 361,241 shares of Class A common stock with an approximate value of $5.2 million, or the Grove Transaction. Each of Fund I and Fund II is an affiliate of Bluerock. Fund II has a substantive, pre-existing relationship with us and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of shares of Class A common stock to Fund II was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder.

o	An aggregate 67.2% indirect equity interest in Villas at Oak Crest Apartments, located in Chattanooga, Tennessee, from Fund II, in exchange for approximately $2.9 million in shares of Class A common stock based on an independent, MAI appraisal of the Villas property, or the Villas at Oak Crest Transaction. Fund II is an affiliate of Bluerock. Fund II has a substantive, pre-existing relationship with us and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of shares of Class A common stock to Fund II was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder.

o	An aggregate 48.6% indirect equity interest in Village Green Apartments, located in Ann Arbor, Michigan, for an aggregate purchase price of $7.0 million based on an independent, MAI appraisal of the Village Green property, comprised of a 29.3% indirect interest in the Village Green property from Fund II in exchange for 293,042 shares of Class A common stock with an approximate value of $4.2 million, and a 19.4% indirect interest in the Grove property from Fund III in exchange for 193,042 shares of Class A common stock with an approximate value of $2.8 million, or the Village Green Transaction. Each of Fund II and Fund III is an affiliate of Bluerock. Fund II has a substantive, pre-existing relationship with us and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of shares of Class A common stock to Fund II was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder. Fund III has a substantive, pre-existing relationship with us and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of shares of Class A common stock to Fund III was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder.

o	An additional 36.8% indirect equity interest in Springhouse at Newport News, one of our current investments, located in Newport News, Virginia, from Fund I, in exchange for approximately $3.5 million in cash, based on an independent, MAI appraisal of the Springhouse property or the Springhouse Transaction. Fund I is an affiliate of Bluerock.

o	North Park Towers, located in Southfield, Michigan, from NPT, in exchange for approximately $4.1 million in OP Units, based on an independent, MAI appraisal of the North Park Towers property, or the North Park Towers Transaction. NPT is an affiliate of Bluerock. NPT has a substantive, pre-existing relationship with us and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of OP Units to NPT was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder.

•	As a result of the Grove Transaction, our former advisor, an affiliate of Bluerock, received approximately $0.4 million in acquisition fees under the initial advisory agreement. In lieu of cash, our former advisor elected to receive those fees in the form of 30,828 LTIP Units. Our former advisor has a substantive, pre-existing relationship with our company and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of such LTIP Units to our former advisor was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder.

•	As a result of the Villas at Oak Crest Transaction, our former advisor received approximately $0.3 million in acquisition fees under the initial advisory agreement. In lieu of cash, our former advisor elected to receive those fees in the form of 19,343 LTIP Units. Our former advisor has a substantive, pre-existing relationship with our company and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of such LTIP Units to our former advisor was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder.

•	As a result of the Village Green Transaction, our former advisor received approximately $0.7 million in acquisition fees under the initial advisory agreement. In lieu of cash, our former advisor elected to receive those fees in the form of 48,357 LTIP Units. Our former advisor has a substantive, pre-existing relationship with our company and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of such LTIP Units to our former advisor was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder.

•	As a result of the Springhouse Transaction, our former advisor received approximately $0.3 million in acquisition fees under the initial advisory agreement. In lieu of cash, our former advisor elected to receive those fees in the form of 20,593 LTIP Units. Our former advisor has a substantive, pre-existing relationship with our company and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of such LTIP Units to our former advisor was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder.

•	As a result of the North Park Towers Transaction, our former advisor received approximately $0.4 million in acquisition fees under the initial advisory agreement. In lieu of cash, our former advisor elected to receive those fees in the form of 26,897 LTIP Units. Our former advisor has a substantive, pre-existing relationship with our company and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of such LTIP Units to our former advisor was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder.

•	As a result of the Grove Transaction, Bluerock received approximately $0.1 million in disposition fees under the management agreement for Fund I, and the manager of Fund II, BR SOIF II Manager, LLC, or Fund II Manager, an affiliate of Bluerock, received approximately $0.3 million in disposition fees under the management agreement for Fund II. Bluerock elected to receive its $0.1 million in disposition fees in cash, which amount was deducted from the amount payable in cash to Fund I in connection with the Grove Transaction. In lieu of cash, Fund II Manager elected to receive its $0.3 million in disposition fees in the form of 22,196 shares of Class A common stock, which shares would have otherwise been issued to Fund II in connection with the Grove Transaction. Fund II Manager has a substantive, pre-existing relationship with our company and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of such shares of Class A common stock to Fund II Manager was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder.

•	As a result of the Villas at Oak Crest Transaction, Fund II Manager received approximately $0.2 million in disposition fees under the management agreement for Fund II. In lieu of cash, Fund II Manager elected to receive its $0.2 million in disposition fees in the form of 15,474 shares of Class A common stock, which shares would have otherwise been issued to Fund II in connection with the Villas at Oak Crest Transaction. Fund II Manager has a substantive, pre-existing relationship with our company and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of such shares of Class A common stock to Fund II Manager was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder.

•	As a result of the Village Green Transaction, Fund II Manager received approximately $0.3 million in disposition fees under the management agreement for Fund II, and the manager of Fund III, BR SOIF III Manager, LLC, or Fund III Manager, an affiliate of Bluerock, received approximately $0.2 million in disposition fees under the management agreement for Fund III. In lieu of cash, Fund II Manager elected to receive its $0.3 million in disposition fees in the form of 23,322 shares of Class A common stock, which shares would have otherwise been issued to Fund II in connection with the Village Green Transaction, and Fund III Manager elected to receive its $0.2 million in disposition fees in the form of 11,523 shares of Class A common stock, which shares would have otherwise been issued to Fund III in connection with the Village Green Transaction. Fund II Manager has a substantive, pre-existing relationship with our company and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of such shares of Class A common stock to Fund II Manager were effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder. Fund III Manager has a substantive, preexisting relationship with our company and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of such shares of Class A common stock to Fund III Manager were effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder.

•	As a result of the Springhouse Transaction, Bluerock received approximately $0.3 million in disposition fees under the management agreement for Fund I, which amount was paid in cash and deducted from the amount payable in cash to Fund I in connection with the Springhouse Transaction.

•	As a result of the North Park Towers Transaction, Bluerock Property Management, LLC, the property manager of the North Park Towers property, or NPT Manager, an affiliate of Bluerock, received approximately $0.5 million in disposition fees under the property management agreement for the North Park Towers property. In lieu of cash, NPT Manager elected to receive its $0.5 million in disposition fees in the form of 32,276 shares of OP Units, which OP Units would have otherwise been issued to NPT in connection with the North Park Towers Transaction. NPT Manager has a substantive, pre-existing relationship with our company and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of such OP Units to NPT Manager was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder.

•	In connection with the completion of the IPO, we entered into a registration rights agreement dated April 2, 2014 with Fund II and Fund III and their respective managers, pursuant to which, subject to certain limitations set forth therein, (1) commencing six months after the date of the IPO and upon the one-time demand of such entities, we are obligated to file a registration statement for the resale of up to 50%, but not less than 20%, of the shares of Class A common stock held by Fund II, Fund III and their managers as a result of the contribution transactions, and (2) commencing not later than nine months after the date of the IPO, we will be obligated to file a registration statement for the resale of any remaining shares held by Fund II, Fund III and their managers. Additionally, beginning six months after the date of the IPO and only in the event that a registration statement with respect to such securities is not on file and effective, Fund II, Fund III and their managers will also have piggyback registration rights to participate as selling stockholders in any follow-on public offering of at least $30.0 million, subject to customary underwriter cutbacks and conditions. We have agreed to pay all of the expenses relating to such securities registrations.

•	In connection with the completion of the IPO, we entered into a registration rights agreement dated April 2, 2014 with NPT and NPT Manager, pursuant to which, subject to certain limitations set forth therein, commencing not later than one year after the date of the IPO, we are obligated to file a registration statement for the resale of our Class A common stock into which the OP Units held by NPT and NPT Manager as a result of our contribution transactions are redeemable. Additionally, NPT and NPT Manager will also have piggyback registration rights to participate as a selling stockholder in any follow-on public offering of at least $30.0 million, subject to customary underwriter cutbacks and conditions, if we fail to file or maintain the effectiveness of the registration statement. We have agreed to pay all of the expenses relating to such securities registrations.

•	Pursuant to the terms of our operating partnership’s Limited Partnership Agreement, we have agreed to file, one year after the closing of the IPO, one or more registration statements registering the issuance or resale of the shares of Class A common stock issuable upon redemption of the OP Units issued upon conversion of LTIP Units, which include those issued to our Manager and our former advisor. We agree to pay all of the expenses relating to such registration statements.

•	We entered into a tax protection agreement with NPT dated April 3, 2014, pursuant to which we agree to indemnify NPT against adverse tax consequences to certain members of NPT until the sixth anniversary of the closing of North Park Towers in connection with our failure to provide NPT the opportunity to guarantee a portion of the outstanding indebtedness of our operating partnership during such period, or following such period, our failure to use commercially reasonable efforts to provide such opportunity; provided, that subject to certain exceptions and limitations, such indemnification rights will terminate for NPT if it sells, exchanges or otherwise disposes of more than 50% of its OP Units (other than to the then-current owners of NPT).

•	Fund I and Fund II were guarantors of approximately $20.1 million of indebtedness related to the Grove at Waterford Apartments, and Fund II and Fund III were guarantors of approximately $43.2 million of indebtedness related to Village Green Apartments. The guarantees are standard scope nonrecourse carveout guarantees required by agency lenders and generally call for protection against losses by the lender for so-called “bad acts,” such as misrepresentations, and may include full recourse liability for more significant events such as bankruptcy. In connection with this assumption, Fund I, Fund II and Fund III were released from obligations under such guarantees (and related environmental indemnity agreements) based on future events, and we and our operating partnership assumed liability as replacement guarantors for such future guarantees and environmental obligations.

•	On April 2, 2014, we repaid approximately $7.6 million in indebtedness to Fund II and Fund III, as co-lenders under our $13.5 million working capital line of credit, or the Fund LOC, with the net proceeds of the IPO.

•	On April 2, 2014, concurrently with the completion of the IPO, we granted an aggregate of 179,562 LTIP Units to our Manager under the 2014 Entities Plan.

Management Agreement

At the closing of the IPO, we entered into the Management Agreement with our Manager.

The amount payable to the Manager for the nine months ended December 31, 2014, and the amounts that would have been payable to the Manager if the Management Agreement had been in place for the three months ended March 31, 2014 and for the year ended December 31, 2013, are as reflected in the following table (amounts in thousands):

	Approximate Dollar Value of Mr. Kamfar’s Interest In Company Incurred Amounts(1)		Nine Months Ended December 31, 2014		Three Months Ended March 31, 2014		Year Ended December 31, 2013
Incentive Fee	$146		$146		$-		$-
Base Management Fee	$741		$741		$11		$41
Expense Reimbursement	$-	(2)	$-	(2)	$81	(3)	$191	(3)

(1)	For the nine months ended December 31, 2014.
(2)	The Manager has waived expense reimbursements for 2014.
(3)	Management believes amounts are not indicative of future expenses.

The Manager may retain, at our sole cost and expense, the services of such persons and firms as the Manager deems necessary in connection with our management and operations (including accountants, legal counsel and other professional service providers), provided that such expenses are in amounts no greater than those that would be payable to third-party professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis. The Manager has in the past retained, and going forward may retain Konig & Associates, P.C., a professional corporation wholly-owned by Michael L. Konig, our Chief Operating Officer, Secretary and General Counsel, to provide transaction based legal services, if the Manager determines that such retention would be less expensive than retaining third party professionals. There were no fees and expenses payable by us to Konig & Associates, P.C. in 2013. Since 2013, we have incurred $0.2 million in fees and expenses through December 31, 2014 for the firm’s transaction-related work on the contribution transactions, the IPO and the October 2014 Follow-On Offering.

The independent directors reviewed our relationship with our Manager during 2014 and considered it to be fair. The independent directors believe that the amounts payable to the Manager under the Manager Agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for the Manager to provide the desired level of services to us and our stockholders.

Investment Allocation Agreement

To address certain potential conflicts arising from our relationship with Bluerock and its affiliates, we have entered into an investment allocation agreement with Bluerock and our Manager.

Former Advisor, Initial Advisory Agreement and Former Dealer Manager Agreement

Historically, we were externally advised by Bluerock Multifamily Advisor, LLC, a Delaware limited liability company and an affiliate of Bluerock. We renewed the initial advisory agreement with our former advisor on an annual basis through October 14, 2012. On September 26, 2012, we and our former advisor agreed to amend the initial advisory agreement pursuant to a resolution approved by our board of directors, including its independent directors, to provide changes to the asset management fee and acquisition fee payable to our former advisor. On October 14, 2012, we renewed the initial advisory agreement with our former advisor pursuant to a resolution approved by our board of directors, including our independent directors. As a result of the renewal, the initial advisory agreement was extended through October 14, 2013. On October 14, 2013, we and our former advisor agreed to amend the initial advisory agreement pursuant to a resolution approved by our board of directors, including our independent directors, to provide further changes to the disposition and financing fee payable to our former advisor. The initial advisory agreement, as amended, automatically terminated upon completion of the IPO.

Transition to Affiliated Dealer Manager

On July 5, 2011, we provided our former dealer manager for our previous offerings, Select Capital Corporation, or Select Capital, with notice that we considered the dealer manager agreement with Select Capital entered into on October 15, 2009 to have been terminated, effective immediately. In addition, on July 5, 2011, we entered into a dealer manager agreement with Bluerock Capital Markets, LLC, our affiliate, or Bluerock Capital Markets, pursuant to which it assumed dealer manager responsibilities for the remainder of our Continuous Registered Offering. On April 12, 2013, we entered into a new dealer manager agreement with Bluerock Capital Markets, pursuant to which it assumed dealer manager responsibilities for our Continuous Follow-On Offering. Bluerock Capital Markets was responsible for marketing our shares in our Continuous Follow-On Offering. In conjunction with the termination of our Continuous Follow-On Offering effective September 9, 2013, we notified Bluerock Capital Markets of the termination of the dealer manager agreement, effective September 9, 2013. Mr. Kamfar and the Kamfar Family LLC indirectly own 100% of the membership interests in Bluerock Capital Markets.

Summary of Fees and Reimbursements to Former Advisor and Former Dealer Manager

Summarized below are the fees earned and expenses reimbursable to our former advisor and its affiliates, including Bluerock Capital Markets, LLC, our former affiliated dealer manager, and any related amounts payable for the years ended December 31, 2014 and 2013. All of the selling commissions, and a substantial portion of the dealer manager fee, were paid to selected dealers. With respect to other amounts, our former advisor has deferred a substantial portion of its fees over the period below, which is reflected in the table below in the column headed ‘‘Payable as of December 31, 2014.’’ (amounts in thousands)

	Approximate Dollar Value of Mr. Kamfar’s Interest In REIT Incurred Amounts (2)	Incurred for the Year Ended December 31, 2014 (3)	Payable as of December 31, 2014	Incurred for the Year Ended December 31, 2013	Payable as of December 31, 2013
Type of Compensation
Selling Commissions (1)	$93	$-	$-	$93	$-
Dealer Manager Fee (1)	51	-	-	51	-
Management Fees	637	125	404	522	966
Acquisition and Disposition Fees	1,380	2,208	740	192	801
Financing Fees	29	-	36	30	36
Reimbursable Organizational Costs	-	-	-	-	50
Reimbursable Operating Expenses	652	123	2	540	295
Reimbursable Offering Costs	69	78	-	-	193
Other	-	9	-	5	18
Total:	$2,911	$2,543	$1,182	$1,433	$2,359

(1)	Includes amounts paid from the dealer manager fee to selected dealers.

(2)	Under our initial advisory agreement, our former advisor and its affiliates had the right to seek reimbursement from us for all costs and expenses they incurred in connection with their provision of services to us, including our allocable share of our former advisor’s overhead, such as rent, employee costs, utilities and information technology costs. We did not, however, reimburse our former advisor for personnel costs in connection with services for which our former advisor received acquisition, asset management or disposition fees or for personnel costs related to the salaries of our executive officers. Our charter in effect prior to March 26, 2014 limited our total operating expenses at the end of the four preceding fiscal quarters to the greater of (A) 2% of our average invested assets, or (B) 25% of our net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period. Notwithstanding the above limitation, we could reimburse amounts in excess of the limitation if a majority of our independent directors determines that such excess amounts were justified based on unusual and non-recurring factors. Due to the limitations discussed above and because operating expenses incurred directly by us have exceeded the 2% threshold, our board of directors, including all of our independent directors, reviewed our total operating expenses for the years ended December 31, 2014 and 2013 and unanimously determined the excess amounts to be justified because of the costs of operating a public company in our early stages of operating. As the board of directors had previously approved such expenses, all operating expenses for the years ended December 31, 2014 and 2013 were expensed as incurred.

(3)	All fees and expenses incurred for the year ended December 31, 2014 were incurred prior to the completion of our IPO on April 2, 2014, when the initial advisory agreement was terminated.

Selling Commissions and Dealer Manager Fee. In connection with our Continuous Registered Offering, we paid our dealer manager up to 7.0% and 2.6% of the gross offering proceeds from the offering as selling commissions and dealer manager fee, respectively. In connection with our Continuous Follow-On Offering, we paid our dealer manager up to 7.0% and 3.0% of the gross offering proceeds from the offering as selling commissions and dealer manager fee, respectively. In both our Continuous Registered Offering and our Continuous Follow-On Offering, a reduced sales commission and dealer manager fee was paid with respect to certain volume discount sales, and no sales commission or dealer manager fee was paid with respect to shares issued through the distribution reinvestment plan. The dealer manager re-allowed all of its sales commissions earned to selected dealers. The dealer manager also re-allowed to selected dealers a portion of its dealer manager fee as a marketing fee. There were no selling commissions or dealer manager fees payable incurred or payable as of and for the year ended December 31, 2014.

Asset Management Fee. We paid our former advisor a monthly asset management fee for the services it provided pursuant to the initial advisory agreement. On September 26, 2012, we amended the initial advisory agreement to reduce the monthly asset management fee from one-twelfth of 1.0% of the higher of the cost or the value of each asset to one-twelfth of 0.65% of the higher of the cost or the value of each asset, where (A) cost equals the amount actually paid, excluding acquisition fees and expenses, to purchase each asset it acquires, including any debt attributable to the asset (including any debt encumbering the asset after acquisition), provided that, with respect to any properties we develop, construct or improve, cost will include the amount expended by us for the development, construction or improvement, and (B) the value of an asset is the value established by the most recent independent valuation report, if available, without reduction for depreciation, bad debts or other non-cash reserves. The asset management fee was based only on the portion of the cost or value attributable to our investment in an asset if we did not own all of an asset. In addition, we paid an oversight fee equal to 1% of monthly gross revenues for properties for which we contract property management services to non-affiliated third parties. Asset management and oversight fees totaled approximately $0.1 million and $0.5 million, respectively, for the years ended December 31, 2014 and 2013 and were expensed when incurred.

Acquisition Fee. Pursuant to the initial advisory agreement, our former advisor received an acquisition fee for its services in connection with the investigation, selection, sourcing, due diligence and acquisition of a property or investment. On September 26, 2012, in conjunction with the reduction of the asset management fee, we amended the initial advisory agreement to increase the acquisition fee from 1.75% to 2.50% of the purchase price. The purchase price of a property or investment was equal to the amount paid or allocated to the purchase, development, construction or improvement of a property, inclusive of expenses related thereto, and the amount of debt associated with such real property or investment. The purchase price allocable for joint venture investments was equal to the product of (1) the purchase price of the underlying property and (2) our ownership percentage in the joint venture.

Financing Fee. Pursuant to the initial advisory agreement, our former advisor also received a financing fee equal to 1.0% of the amount, under any loan or line of credit, made available to us. On September 26, 2012, we amended the initial advisory agreement to reduce the financing fee to 0.25% of the amount, under any loan or line of credit, made available to us.

Disposition Fee. Pursuant to the initial advisory agreement, our former advisor received a disposition fee for its services in connection with a sale of a property or an investment (except investments traded on a national securities exchange) in which it or an affiliate provided a substantial amount of services as determined by our independent directors. On October 14, 2013, we amended the initial advisory agreement to specify that the disposition fee would be equal to 1.5% of the total consideration stated in an agreement for the sale of such property or investment. The disposition fee was to be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid by us to all parties for the sale of each property or investment was not to exceed 6.0% of the total consideration stated in an agreement for the sale of such property or investment. Acquisition and disposition fees of $2.2 million and $0.3 million were paid during the years ended December 31, 2014 and 2013, respectively.

Convertible Stock.  We previously issued 1,000 shares of convertible stock, par value $0.01 per share, to our former advisor. Pursuant to the initial advisory agreement, upon completion of our IPO, the convertible stock was convertible to shares of common stock if and when: (A) we had made total distributions on the then outstanding shares of our common stock equal to the original issue price of those shares plus an 8% cumulative, non-compounded, annual return on the original issue price of those shares or (B) subject to specified conditions, we listed our common stock for trading on a national securities exchange. We listed shares of our Class A common stock on the NYSE MKT on March 28, 2014. At that time, the terms for converting the convertible stock would not be achieved and we amended our charter on March 26, 2014 to remove the convertible stock as an authorized class of our capital stock.

Previous Transactions with Affiliates of Our Manager

We have entered into several transactions with four private real estate funds that are affiliates of Bluerock, an affiliate of our Manager, in connection with our investments. Fund I and BGF are managed and controlled by Bluerock. Fund II and Fund III are managed and controlled by a wholly owned subsidiary of Bluerock. Mr. Kamfar and a family owned limited liability company are the indirect owners of 100% of the membership interests of Bluerock, and each of our and our Manager’s officers is also an officer of Bluerock.

These transactions are described in the following sections. As a result of Mr. Kamfar’s indirect ownership of Bluerock, an interest in the fees associated with each transaction is attributed to him, in the total amount of $3.1 million, as detailed below. While these fees have been attributed, a substantial portion of such fees have not been paid, as our former advisor has deferred substantial fees in support of our company to date. As of December 31, 2014, the amount of fees deferred by our former advisor total $1.2 million. See table in ‘‘Summary of Fees and Reimbursements to Former Advisor and Former Dealer Manager.’’ In addition, as of December 31, 2014, our former advisor has incurred $2.4 million of organizational and offering costs on our behalf, which we will not reimburse due to the termination of our Continuous Follow-On Offering.

Joint Ventures with Fund I, Fund II, Fund III, and BGF

In connection with our acquisitions of our joint venture investments in the Enders property, the Berry Hill property, the MDA property, the Alexan CityCentre property, and the UCF Orlando property, we entered into joint venture agreements with Fund I, Fund II and Fund III, as applicable, as further described below.

Enders JV with Fund III

In connection with the closing of the Enders property acquisition on October 2, 2012, we invested $4.6 million to acquire a 95.0% equity interest in BR Enders Managing Member, LLC, or the Enders Member JV Entity, through a wholly owned subsidiary of our operating partnership, BEMT Enders, LLC. Fund III invested $0.2 million to acquire the remaining 5% interest in the Enders Member JV Entity. The Enders Member JV Entity holds an indirect equity interest in the Enders property. Our equity capital investment in the joint venture was funded with a $4.8 million advance from our working capital line of credit with Fund II and Fund III, both affiliates of Bluerock.

We incurred asset management and oversight fees of $27,793 and $0.1 million to our Former Advisor for the years ended December 31 2014 and 2013, respectively. Fees payable to our Former Advisor are reflected above under ‘‘Summary of Fees and Reimbursements to Our Former Advisor and Former Dealer Manager.’’

Berry Hill JV with Fund III

On October 18, 2012, we invested $3.8 million to acquire a 71.0% equity interest in BR Berry Hill Managing Member, LLC, or the Berry Hill Member JV Entity, through BEMT Berry Hill, LLC (“BEMT Berry Hill”), a wholly owned subsidiary of our Operating Partnership. Fund III invested $1.5 million to acquire the remaining 29.0% interest in the Berry Hill Member JV Entity. The Berry Hill Member JV Entity holds an indirect equity interest in our Berry Hill property. Our equity capital investment in the joint venture was funded with $3.2 million from the Fund LOC.

We incurred asset management and oversight fees of $12,356 and $33,139 to our Former Advisor for the years ended December 31 2014 and 2013, respectively. Fees payable to our Former Advisor are reflected above under ‘‘Summary of Fees and Reimbursements to Our Former Advisor and Former Dealer Manager.’’

MDA JV with Fund II

On December 17, 2012, we invested $6.1 million to acquire a 62.5% equity interest in BR VG MDA JV Member, LLC, or the BR Member, through a wholly owned subsidiary of our operating partnership, BEMT MDA, LLC, or BEMT MDA Member. Fund I invested $3.4 million to acquire a 34.5% interest in the BR Member and BR MDA Investors, LLC invested $0.3 million to acquire the remaining 3.0%. The BR Member holds an indirect equity interest in the MDA property. In order to close the acquisition of the interest in the BR Member, we made a draw of $6.0 million from the Fund LOC. Further, BEMT MDA Member pledged its economic interests (but not its membership interests) in the BR Member to secure the draw.

We incurred asset management and oversight fees of $42,159 and $0.2 million to our Former Advisor for the years ended December 31 2014 and 2013, respectively. Fees payable to our Former Advisor are reflected above under ‘‘Summary of Fees and Reimbursements to Our Former Advisor and Former Dealer Manager.’’

Alexan CityCentre JV with BGF, Fund II and Fund III

On July 1, 2014, we made a convertible preferred equity investment in a multi-tiered joint venture along with BGF, Fund II and Fund III (collectively, the ‘‘BRG Co-Investors’’), which are affiliates of our Manager, and an affiliate of Trammell Crow Residential, or TCR, to develop the Alexan CityCentre property. For development of the Alexan CityCentre property and funding of any required reserves, we made an investment of approximately $4.9 million of a $6.5 million capital commitment to acquire 100% of the preferred membership interests in BR T&C BLVD Member, LLC, or BR Alexan Member, through BRG T&C BLVD Houston, LLC, or BRG Alexan, a wholly owned subsidiary of our operating partnership. BR Alexan Member holds an indirect equity interest in the Alexan CityCentre property. Our equity capital investment in the Alexan CityCentre joint venture was funded with proceeds from the IPO.

UCF Orlando JV with Fund I

On July 29, 2014, we made a convertible preferred equity investment in a multi-tiered joint venture along with Fund I to develop the UCF Orlando property. For development of the UCF Orlando property and funding of any required reserves, we made a capital commitment of approximately $3.6 million to acquire 100% of the preferred membership interests in BR Orlando UCFP, LLC, or BR Orlando JV Member, through BRG UCFP Investor, LLC, a wholly owned subsidiary of our operating partnership. BR Orlando JV Member holds an indirect equity interest in the UCF Orlando property. Our equity capital investment in the UCF Orlando joint venture was funded with proceeds from the IPO.

Loans from Fund I and Fund II

Affıliate Working Capital Line of Credit. On October 2, 2012, we entered into the Fund LOC, pursuant to which we were entitled to borrow up to $12.5 million, which borrowing authority was subsequently increased to $13.5 million. On October 2, 2012, we borrowed approximately $4.8 million under the Fund LOC in connection with our investment in the Enders property; on October 18, 2012, we borrowed approximately $3.2 million under the Fund LOC in connection with our investment in the Berry Hill property; and on December 17, 2012, we borrowed approximately $6.0 million under the Fund LOC in connection with our investment in the MDA property. As of April 2, 2014, the Fund LOC has been fully repaid.

The Fund LOC had an initial term of six (6) months, an initial maturity date of April 2, 2013, and was prepayable without penalty. The Fund LOC was to bear interest compounding monthly at a rate of 30-day LIBOR + 6.00%, subject to a minimum rate of 7.50%, annualized for three months, and thereafter to bear interest compounding monthly at a rate of 30-day LIBOR + 6.00%, subject to a minimum rate of 8.50% for the remainder of the initial term. Interest on the Fund LOC was paid on a current basis from cash flow distributed to us from our real estate assets, and was secured by a pledge of our unencumbered real estate assets, including those of our wholly owned subsidiaries. Pursuant to the terms of the Fund LOC, we were entitled to extend the maturity date in our sole and absolute discretion, with at least five (5) days’ prior written notice to Fund II and Fund III, for an additional six (6) month period to bear interest compounding monthly at a rate of 30-day LIBOR + 6.00%, subject to a minimum rate of 8.50%.

On March 4, 2013, our company, Fund II and Fund III agreed to amend the Fund LOC, or the Fund LOC Amendment, by increasing the commitment amount thereunder from $12.5 million to $13.5 million and extending the initial term by six (6) months to October 2, 2013. All other terms of the Fund LOC remained unchanged. In accordance with the requirements of our charter, the Fund LOC Amendment was reviewed and approved by a majority of our board of directors (including a majority of the independent directors) as being fair, competitive, and commercially reasonable and no less favorable to our company than loans between unaffiliated parties under the same circumstances.

On August 13, 2013, we entered into a Second Amendment to Line of Credit and Security Agreement, or the Second Fund LOC Amendment, with respect to the Fund LOC. In connection with our sale of a 10.3% indirect equity interest in the Berry Hill property, or the Berry Hill Interest, we requested a one-time release of the lien on the Berry Hill Interest and the proceeds generated by the sale. As a condition of granting the release, Fund II and Fund III required an amendment to the Fund LOC, doing so through the Second Fund LOC Amendment, which principally provided for the removal of the revolving feature of the Fund LOC such that we have no further capacity to borrow under the Fund LOC, required that the principal amount outstanding under the Fund LOC be increased $0.1 million upon the release of the lien, and required that such increase must be paid at the earlier of our next sale of an asset or the maturity date under the Fund LOC.

On August 29, 2013, we entered into a Third Amendment to Line of Credit and Security Agreement, or the Third Fund LOC Amendment, with respect to the Fund LOC. As consideration for our paydown of the Fund LOC with the proceeds from the transfer of an additional 28.4% indirect equity interest in the Berry Hill property valued at $5.5 million, or the Additional Berry Hill Interest, and in exchange for our payment of a 1% extension fee in the amount of $0.1 million and an increase in the interest rate on the Fund LOC to 10% per annum from 8.5% per annum beginning on October 3, 2013, Fund II and Fund III agreed to further amend the Fund LOC to extend the maturity date of the Fund LOC for an additional six (6) months to April 2, 2014, which we may elect to further extend for an additional six (6) months for an additional 1% extension fee. The Third Fund LOC Amendment also requires us to pay down the Fund LOC with the net proceeds of our future sales of assets, subject to Fund II and Fund III’s sole, but reasonable, discretion to allow us to retain a portion of such sales proceeds for use in connection with our pursuit of our strategic alternatives. At March 31, 2014, the outstanding balance on the Fund LOC was $7.6 million. No amount was available for borrowing for the period. On April 2, 2014, the Fund LOC was paid in full with the proceeds of the IPO and extinguished.

In accordance with the requirements of our charter then in effect, each of the affiliate loans discussed above was reviewed and approved by a majority of the disinterested members of our board of directors (including a majority of the disinterested independent directors) as being fair, competitive, and commercially reasonable and no less favorable to our company than loans between unaffiliated parties under the same circumstances. Furthermore, due to the unique investment opportunity presented by each of the Springhouse property, Creekside property, Hillsboro property, Estates at Perimeter/Augusta property, Enders property, Berry Hill property and MDA property, including the opportunity to distinguish ourselves competitively from other early-stage non-traded REITs, our board of directors expressly considered and approved leverage in excess of our general charter-imposed limitations in connection with entering into the above described loans. We used a portion of the net proceeds of the IPO to repay all of the outstanding indebtedness to Fund II and Fund III under the Fund LOC, and the Fund LOC was extinguished on April 2, 2014.

Acquisitions from Fund I and Fund II

Springhouse Acquisition. On June 27, 2012, Fund I sold a 1.0% limited liability company interest in BR Springhouse Managing Member, LLC to BEMT Springhouse for a purchase price of $0.1 million. Fund I’s original allocated cost for the purchase of such interest was approximately $0.1 million. The transaction was unanimously approved by the independent members of our board of directors as fair and reasonable to our company. The independent members of our board of directors found that the excess of the purchase price over Fund I’s original allocated cost was substantially justified by the gain in the market value of the Springhouse property. The purchase price was determined based on a third party appraisal of the Springhouse property dated April 2012, and did not exceed the allocated fair market value of the Springhouse property as determined by the third party appraiser. In connection with this acquisition, our former advisor charged an acquisition fee of approximately $0.03 million, which is already reflected above under ‘‘Summary of Fees and Reimbursements to Our Former Advisor and Former Dealer Manager.’’ The approximate dollar value attributed to Mr. Kamfar, as a result of his indirect ownership of Bluerock, was $0.03 million.

Creekside Acquisition. On June 27, 2012, Fund I and Fund II each sold a 1.0% limited liability company interest in BR Creekside Managing Member, LLC, to BEMT Creekside, LLC, for a purchase price of $0.1 million for each 1.0% interest ($0.1 million in the aggregate). Fund I and Fund II’s original allocated cost to purchase their respective transferred interests was approximately $0.02 million each. The transaction was unanimously approved by the independent members of our board of directors as fair and reasonable to our company. The independent directors found that the excess of the purchase price over the original allocated cost for each of Fund I and Fund II was substantially justified by the gain in the market value of the Creekside property. The purchase price was determined based on a third party appraisal of the Creekside property dated April 2012, and did not exceed the allocated fair market value of the Creekside property as determined by the third party appraiser. In connection with this acquisition, our former advisor charged an acquisition fee of approximately $0.04 million, which is already reflected above under ‘‘Summary of Fees and Reimbursements to Our Former Advisor and Former Dealer Manager.’’ The approximate dollar value attributed to Mr. Kamfar, as a result of his indirect ownership of Bluerock, was $0.04 million. On March 28, 2014, the Creekside property was sold for $18.9 million.

Lansbrook Acquisition. On May 23, 2014, Fund II sold a 32.7% limited liability company interest in BR Lansbrook JV Member, LLC, or BR Lansbrook JV Member, to BRG Lansbrook, LLC, a wholly owned subsidiary of our operating partnership, for a purchase price of approximately $5.4 million in cash, and Fund III sold a 52.7% limited liability company interest in BR Lansbrook JV Member to BRG Lansbrook, LLC, for a purchase price of approximately $8.8 million in cash. BR Lansbrook JV Member is the owner and holder of a 90% limited liability company interest in BR Carroll Lansbrook JV, LLC, which, as of January 23, 2015, owns 589 condominium units being operated as an apartment community within a 774-unit condominium property known as Lansbrook Village located in Tampa (Palm Harbor), Florida, or the Lansbrook Village property. As further consideration for the Lansbrook acquisition, we were required to provide certain standard scope non-recourse carveout guarantees (and related hazardous materials indemnity agreements) related to approximately $42.0 million of indebtedness encumbering the Lansbrook Village property through a joinder to the loan agreement. The transaction was unanimously approved by the independent members of our board of directors. The purchase price paid for the acquired interests was based on the amounts capitalized by Fund II and Fund III in the Lansbrook Village property plus an 8% annualized return for the period they held their respective interests in BR Lansbrook JV Member. The approximate dollar value attributed to Mr. Kamfar, as a result of his indirect ownership of Bluerock, was $0.2 million. Fund II and Fund III will continue to own a 7.33% and 7.33%, respectively, limited liability interest in BR Lansbrook JV Member.

Sales to Fund II, Fund III, and BGF

Meadowmont Disposition. On June 27, 2012, through our operating partnership’s wholly owned subsidiary, BEMT Meadowmont, LLC, we completed the sale of all of our 32.5% limited liability interest in BR Meadowmont Managing Member, LLC, or the Meadowmont Managing Member JV Entity, to Fund II, for a purchase price of $3.1 million, excluding closing costs and a disposition fee paid to an affiliate of our former advisor of $0.1 million. The purchase price was determined based on a third party appraisal of the Meadowmont property dated April 2012. The transaction was unanimously approved by the independent members of our board of directors as fair and reasonable to our company. The Meadowmont Managing Member JV Entity holds an indirect 50% equity interest in the Meadowmont property. We purchased our interest in the Meadowmont Managing Member JV Entity in April 2010 for $1.5 million and had a current total investment of approximately $1.6 million prior to the disposition. The net proceeds received from this sale were approximately $3.0 million, after the disposition fee payable to our former advisor equal to $0.1 million, which is already reflected above under ‘‘Summary of Fees and Reimbursements to Our Former Advisor and Former Dealer Manager.’’ The approximate dollar value attributed to Mr. Kamfar, as a result of his indirect ownership of Bluerock, was $0.1 million.

Berry Hill Partial Dispositions. On August 13, 2013, through our operating partnership’s wholly owned subsidiary, BEMT Berry Hill, we sold a 10.3% indirect equity interest in the Berry Hill property to BGF, an affiliate of our former advisor, based on a third party appraisal, for approximately $2.0 million, excluding disposition fees of $0.1 million deferred by our former advisor. On August 29, 2013, we transferred the Additional Berry Hill Interest to Fund III, an affiliate of our former advisor, in exchange for a $5.5 million paydown against the outstanding principal balance of the Fund LOC, based on a third party appraisal, excluding a disposition fee of approximately $0.2 million deferred by our former advisor; and, in exchange for our payment of a 1% extension fee in the amount of $0.1 million and an increase in the interest rate on the Fund LOC to 10% per annum from 8.5% per annum beginning on the original maturity date of the Fund LOC, Fund II and Fund III agreed to further amend the Fund LOC to extend the maturity date of the Fund LOC for an additional six (6) months to April 2, 2014, which we may elect to further extend for an additional six (6) months for an additional 1% extension fee. The managers of BGF and Fund III charged aggregate acquisition fees of $0.5 million in connection with these transactions. The approximate dollar value attributed to Mr. Kamfar, as a result of his indirect ownership of Bluerock, was $0.7 million. The portion of these fees payable to our former advisor is already reflected above under ‘‘Summary of Fees and Reimbursements to Our Former Advisor and Former Dealer Manager.’’

Item 14.           Principal Accounting Fees and Services.

Independent Auditors

BDO USA, LLP has served as our independent auditors since October 3, 2012.  The appointment of BDO USA, LLP as our independent public accountants was unanimously approved by our board of directors.

 In order to ensure that the provision of such services does not impair the auditors’ independence, the Audit Committee approved, on March 26, 2014, the Amended and Restated Audit Committee Charter, which includes an Audit Committee Pre-approval Policy for Audit and Non-audit Services.  In establishing this policy, the Audit Committee considered whether the service is a permissible service under the rules and regulations promulgated by the SEC.  In addition, the Audit Committee, may, in its discretion, delegate one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full Audit Committee at its next scheduled meeting.

Since October 15, 2009, when we became a reporting company under Section 15(d) of the Exchange Act, all services rendered by our independent auditors have been pre-approved in accordance with the policies and procedures described above.

The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by BDO USA, LLP for the years ended December 31, 2014 and 2013, are set forth in the table below (amounts in thousands):

	2014	2013
Audit fees
BDO	$521	$377
Audit-related fees
BDO	17	7
Tax fees
BDO	68	12
All other fees	-	-
Total	$606	$396

For purposes of the preceding table professional fees are classified as follows:

•	Audit fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by the independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.
•	Audit-related fees – These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•	Tax fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.
•	All other fees – These are fees for any services not included in the above-described categories.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

Date: March 4, 2015	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

Date: March 4, 2015	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer and President
(Principal Executive Officer)

Date: March 4, 2015	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Accounting Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: March 4, 2015	/s/ Gary T. Kachadurian
Gary T. Kachadurian
Director

Date: March 4, 2015	/s/ Brian D. Bailey
Brian D. Bailey
Director

Date: March 4, 2015	/s/ I. Bobby Majumder
I. Bobby Majumder
Director

Date: March 4, 2015	/s/ Romano Tio
Romano Tio
Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bluerock Residential Growth REIT, Inc.

We have audited the accompanying consolidated balance sheets of Bluerock Residential Growth REIT, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bluerock Residential Growth REIT, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Chicago, Illinois
March 4, 2015

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2014	December 31, 2013

ASSETS
Net Real Estate Investments
Land	$37,909	$25,750
Buildings and improvements	240,074	102,761
Construction in progress	—	16,696
Furniture, fixtures and equipment	6,481	2,942
Total Gross Operating Real Estate Investments	284,464	148,149
Accumulated depreciation	(10,992)	(4,516)
Total Net Operating Real Estate Investments	273,472	143,633
Operating real estate held for sale, net	14,939	19,372
Total Net Real Estate Investments	288,411	163,005
Cash and cash equivalents	23,059	2,984
Restricted cash	11,091	2,002
Due from affiliates	570	514
Accounts receivable, prepaids and other assets	753	1,434
Investments in unconsolidated real estate joint ventures	18,331	1,254
In-place lease value, net	745	—
Deferred financing costs, net	2,199	762
Non-real estate assets associated with operating real estate held for sale	927	—
Assets related to discontinued operations	—	571
Total Assets	$346,086	$172,526

LIABILITIES AND EQUITY
Mortgages payable	$201,343	$96,535
Mortgage payable associated with operating real estate held for sale	11,500	—
Line of credit	—	7,571
Accounts payable	634	2,397
Other accrued liabilities	3,345	2,280
Due to affiliates	1,946	2,254
Distributions payable	889	143
Liabilities associated with operating real estate held for sale	418	—
Liabilities related to discontinued operations	—	15,263
Total Liabilities	220,075	126,443
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 250,000,000 shares authorized; none issued and outstanding as of December 31, 2014 and December 31, 2013	—	—
Common stock, $0.01 par value, no and 749,999,000 shares authorized as of December 31, 2014 and December 31, 2013, respectively; no and 2,413,811 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	—	24
Common stock - Class A, $0.01 par value, 747,586,185 and no shares authorized as of December 31, 2014 and December 31, 2013, respectively; 7,531,188 and no shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	75	—
Common stock - Class B-1, $0.01 par value, 804,605 and no shares authorized as of December 31, 2014 and December 31, 2013, respectively; 353,630 and no shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	4	—
Common stock - Class B-2, $0.01 par value, 804,605 and no shares authorized as of December 31, 2014 and December 31, 2013, respectively; 353,630 and no shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	4	—
Common stock - Class B-3, $0.01 par value, 804,605 and no shares authorized as of December 31, 2014 and December 31, 2013, respectively; 353,629 and no shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	4	—
Nonvoting convertible stock, $0.01 par value per share; no shares authorized, issued or outstanding, as of December 31, 2014 and 1,000 shares authorized, issued and outstanding as of December 31, 2013	—	—
Additional paid-in-capital	113,511	21,747
Cumulative distributions and net losses	(21,213)	(9,770)
Total Stockholders’ Equity	92,385	12,001
Noncontrolling Interests
Operating partnership units	2,949	—
Partially owned properties	30,677	34,082
Total Noncontrolling Interests	33,626	34,082
Total Equity	126,011	46,083
TOTAL LIABILITIES AND EQUITY	$346,086	$172,526

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Years Ended
	December 31,
	2014	2013
Revenues
Net rental income	$29,198	$11,675
Other property revenues	1,165	395
Total revenues	30,363	12,070
Expenses
Property operating	13,213	5,568
General and administrative	2,694	1,794
Management fees	1,004	489
Acquisition costs	4,378	192
Depreciation and amortization	13,047	5,152
Total expenses	34,336	13,195
Operating loss	(3,973)	(1,125)
Other (expense) income
Other income	185	—
Equity in income (loss) of unconsolidated real estate joint ventures	1,066	(103)
Equity in gain on sale of unconsolidated real estate joint venture interest	4,067	1,604
Interest expense, net	(8,019)	(4,595)
Total other (expense) income	(2,701)	(3,094)

Net loss from continuing operations	(6,674)	(4,219)

Discontinued operations
Loss on operations of rental property	(10)	(194)
Loss on early extinguishment of debt	(880)	—
Gain on sale of joint venture interest	1,006	—
Income (loss) from discontinued operations	116	(194)

Net loss	(6,558)	(4,413)
Net loss attributable to noncontrolling interests
Operating partner units	(238)	—
Partially-owned properties	(1,148)	(1,442)
Net loss attributable to noncontrolling interests	(1,386)	(1,442)
Net loss attributable to common stockholders	$(5,172)	$(2,971)

Loss per common share - continuing operations(1)
Basic loss per common share	$(0.98)	$(2.70)
Diluted loss per common share	$(0.98)	$(2.70)

Income (loss) per common share – discontinued operations(1)
Basic income (loss) per common share	$0.02	$(0.19)
Diluted income (loss) per common share	$0.02	$(0.19)

Weighted average basic common shares outstanding(1)	5,381,787	1,032,339
Weighted average diluted common shares outstanding(1)	5,381,787	1,032,339

(1) Share and per share amounts have been restated to reflect the effects of two reverse stock splits of the Company’s Class B common stock, which occurred during the first quarter of 2014. See Note 1, "Organization and Nature of Business" and Note 12, "Stockholders' Equity" for further discussion.

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Convertible Stock		Common Stock		Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Class B-3 Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid- in Capital	Cumulative Distributions	Net loss to Common Stockholders	Noncontrolling Interests	Total Equity
Balance, January 1, 2013	1,000	$-	2,219,432	$22	-	$-	-	$-	-	$-	-	$-	$16,158	$(2,002)	$(3,140)	$32,073	$43,111

Issuance of restricted stock, net	-	-	9,000	-	-	-	-	-	-	-	-	-	89	-	-	-	89
Issuance of common stock, net	-	-	195,379	2	-	-	-	-	-	-	-	-	1,504	-	-	-	1,506
Redemption of common stock	-	-	(10,000)	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Transfers to redeemable common stock	-	-	-	-	-	-	-	-	-	-	-	-	(441)	-	-	-	(441)
Transfers from redeemable common stock													738				738
Gain on parital sale of controlling interests			-	-	-	-	-	-	-	-	-	-	3,699				3,699
Distributions declared to common shareholders	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,657)	-	-	(1,657)
Distributions to noncontrolling interests																(1,153)	(1,153)
Noncontrolling interest upon acquisition																4,604	4,604
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,971)	(1,442)	(4,413)

Balance, December 31, 2013	1,000	-	2,413,811	24	-	-	-	-	-	-	-	-	21,747	(3,659)	(6,111)	34,082	46,083

Reverse stock split effect	-	-	(2,413,811)	(24)	-	-	353,630	4	353,630	4	353,629	4	12	-	-	-	-
Issuance of Class A common stock, net	-	-	-	-	7,531,188	75	-	-	-	-	-	-	91,980	-	-	-	92,055
Issuance of common stock for compensation	-	-	-	-	-	-	-	-	-	-	-	-	48	-	-	-	48
Issuance of Operating Partnership ("OP") units	-	-	-	-	-	-	-	-	-	-	-	-	666	-	-	3,434	4,100
Issuance of Long-Term Incentive Plan ("LTIP") units	-	-	-	-	-	-	-	-	-	-	-	-	2,117	-	-	-	2,117
Issuance of LTIP units for compensation	-	-	-	-	-	-	-	-	-	-	-	-	964	-	-	-	964
Issuance of convertible stock, net	(1,000)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Contributions, net	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	5,066	5,066
Distributions declared	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,271)	-	(246)	(6,517)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,774)	(5,774)
Changes in additional-paid in capital due to acquisitions	-	-	-	-	-	-	-	-	-	-	-	-	(4,023)	-	-	-	(4,023)
Noncontrolling interest upon acquisition	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,264	6,264
Deconsolidation of Grove at Waterford and 23Hundred@Berry Hill	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,814)	(7,814)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,172)	(1,386)	(6,558)

Balance, December 31, 2014	-	$-	-	$-	7,531,188	$75	353,630	$4	353,630	$4	353,629	$4	$113,511	$(9,930)	$(11,283)	$33,626	$126,011

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	For the Year Ended
	December 31,
	2014	2013

Cash flows from operating activities
Net loss	$(6,558)	$(4,413)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	13,231	5,813
Amortization of fair value adjustment	(282)	(725)
Equity in (income) loss of unconsolidated joint ventures	(1,066)	103
Equity in gain on sale of real estate assets of unconsolidated joint ventures	(4,067)	(1,687)
Gain on sale of joint venture interests	(1,006)	-
Distributions from unconsolidated real estate joint ventures	720	289
Share-based compensation attributable to directors' stock compensation plan	48	89
Share-based compensation to Former Advisor - LTIP Units	2,117	-
Share-based compensation to Manager - LTIP Units	964	-
Changes in operating assets and liabilities:
Due to affiliates	(291)	(233)
Accounts receivable, prepaids and other assets	27	(1,007)
Accounts payable and other accrued liabilities	1,308	2,016
Net cash provided by operating activities	5,145	245

Cash flows from investing activities:
Increase in restricted cash	(10,335)	(210)
Acquisitions of consolidated real estate investments	(59,329)	-
Capital expenditures	(7,967)	(20,774)
Proceeds from sale of joint venture interests	4,985	4,439
Proceeds from sale of unconsolidated real estate joint venture interests	10,830	-
Deconsolidation of Grove at Waterford and 23Hundred@Berry Hill	(1,687)	-
Purchases of interests from noncontrolling members	(15,447)	-
Investment in unconsolidated joint venture	(10,135)	-
Net cash used in investing activities	(89,085)	(16,545)

Cash flows from financing activities:
Distributions to common stockholders	(5,771)	(1,153)
Distributions to noncontrolling interests	(5,774)	(1,154)
Noncontrolling equity interest contributions to consolidated real estate investments	5,066	1,040
Fair value adjustment for debt assumed in acquisition	(1,547)	-
Borrowings on mortgages payable	45,335	16,036
Repayments on mortgages payable	(468)	(150)
(Repayments of) borrowings under line of credit	(7,571)	1,160
Deferred financing fees	(2,119)	(205)
Net proceeds from issuance of common stock	76,864	1,019
Payments to redeem common stock	-	(98)
Net cash provided by financing activities	104,015	16,495

Net increase in cash and cash equivalents	$20,075	$195

Cash and cash equivalents at beginning of period	$2,984	$2,789

Cash and cash equivalents at end of period	$23,059	$2,984
Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest, net of interest capitalized of $143 for the year ended December 31, 2014	$7,769	$933

Supplemental Disclosure of Noncash Investing and Financing Activities

Distributions payable	$889	$143

Accrued offering costs	$219	$954

Distributions paid to common stockholders through common stock issuances pursuant to the distribution reinvestment plan including no amount declared but not yet reinvested at December 31, 2013	$-	$441

Line of credit release and extension fee	$-	$175

Reduction of line of credit balance in exchange for sale of joint venture equity interest	$-	$5,524

Mortgages assumed upon property acquisitions	$116,800	$-

Class A common stock issued upon property acquisitions	$15,188	$-

OP Units issued for property acquisition	$4,100	$-

Reduction of assets from deconsolidation	$63,109	$-

Reduction of mortgages payable from deconsolidation	$43,453	$-

Reduction of noncontrolling interests from deconsolidation	$7,813	$-

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business

Bluerock Residential Growth REIT, Inc. (“we,” “us,” or the “Company”) was incorporated on July 25, 2008 under the laws of the state of Maryland. The Company was incorporated to raise capital and acquire a diverse portfolio of residential real estate assets. On November 18, 2013, the Company changed its name from Bluerock Multifamily Growth REIT, Inc. to Bluerock Residential Growth REIT, Inc.

The Company has elected to be treated, and currently qualifies, as a real estate investment trust, or REIT, for federal income tax purposes. As a REIT, the Company generally is not subject to corporate-level income taxes. To maintain its REIT status, the Company is required, among other requirements, to distribute annually at least 90% of its “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to the Company’s stockholders. If we fail to qualify as a REIT in any taxable year, the Company would be subject to federal income tax on its taxable income at regular corporate tax rates.

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

The Company subsequently determined to register shares of newly authorized Class A common stock that were to be offered in a firmly underwritten public offering, or the IPO, by filing a registration statement on Form S-11 (File No. 333-192610) with the SEC, on November 27, 2013. On March 28, 2014, the SEC declared the registration statement effective and the Company announced the pricing of the IPO of 3,448,276 shares of Class A common stock at a public offering price of $14.50 per share for total gross proceeds of $50.0 million. The net proceeds of the IPO were approximately $44.0 million after deducting underwriting discounts and commissions and offering costs.

In connection with the IPO, shares of the Company’s Class A common stock were listed on the NYSE MKT for trading under the symbol “BRG.” Pursuant to the second articles of amendment and restatement to its charter filed on March 26, 2014, or Second Charter Amendment, each share of its common stock outstanding immediately prior to the listing, including shares sold in its Prior Public Offering and our Follow On Offering, was changed into one-third of a share of each of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock. Following the filing of the Second Charter Amendment, the Company effected a 2.264881-to-1 reverse stock split of our outstanding shares of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock, and on March 31, 2014, the Company effected an additional 1.0045878-to-1 reverse stock split of its outstanding shares of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock.

Substantially concurrently with the completion of the IPO, the Company completed a series of related contribution transactions pursuant to which it acquired indirect equity interests in four apartment properties, and a 100% fee simple interest in a fifth apartment property for an aggregate asset value of $152.3 million (inclusive of Oak Crest, which is accounted for under the equity method, and Springhouse, in which the Company already owned an interest and which has been reported as consolidated for the periods presented). Since the completion of the IPO, the Company has purchased two additional properties for $101.9 million and made an aggregate of $10.2 million in preferred equity investments in two development projects with a total of 636 units. The total projected development cost for the two development projects, including land acquisition, is approximately $118.6 million.

The Company subsequently determined to register additional shares of its Class A common stock to be offered in a firmly underwritten public offering, or the October 2014 Follow-On Offering, by filing a registration statement on Form S-11 (File No. 333-198770) with the SEC on September 16, 2014. On October 2, 2014, the SEC declared the Registration Statement effective and the Company announced the pricing of the October 2014 Follow-On Offering at a public offering price of $11.90 per share. The Company closed the October 2014 Follow-On Offering of 3,035,444 shares of Class A common stock, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters, on October 8, 2014. Net proceeds of the October 2014 Follow-On Offering were approximately $32.9 million after deducting underwriting discounts and commissions and offering costs.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or its wholly-owned subsidiaries, owns substantially all of the property interests acquired on the Company’s behalf. Effective as of the completion of the October 2014 Follow-On Offering, limited partners other than the Company owned approximately 6.61% of the Operating Partnership (3.07% is held by OP Unit holders and 3.54% is held by LTIP Unit holders.)

Because the Company is the sole general partner of its Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in its consolidated financial statements. The Company consolidates entities in which it owns more than 50% of the voting equity and control does not rest with others. Investments in real estate joint ventures over which the Company has the ability to exercise significant influence, but for which it does not have financial or operating control, are accounted for using the equity method of accounting. These entities are reflected on the Company’s consolidated financial statements as “Investments in unconsolidated real estate joint ventures. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.  The Company will consider future majority owned and controlled joint ventures for consolidation in accordance with the provisions required by the Consolidation Topic 810 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Investments in Unconsolidated Real Estate Joint Ventures

The Company first analyzes its investments in joint ventures to determine if the joint venture is a variable interest entity (“VIE”) in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation.  A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest.  VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that potentially could be significant to the entity.  Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets. The Company continuously re-assesses at each level of the joint venture whether the entity is (i) a VIE, and (ii) if the Company is the primary beneficiary of the VIE.  If it was determined an entity in which the Company holds a joint venture interest qualified as a VIE and the Company was the primary beneficiary, the entity would be consolidated.

After consideration of the VIE accounting literature, the Company has determined that VIE accounting is not applicable to the joint ventures. The Company assesses the need for consolidation under all other provisions of ASC 810.  These provisions provide for consolidation of majority-owned entities through a majority voting interest held by the Company providing control, or through determination of control by virtue of the Company being the general partner in a limited partnership or the controlling member of a limited liability company.

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

If it has been determined that the Company does not have control, but does have the ability to exercise significant influence over the entity, the Company accounts for these unconsolidated investments under the equity method. The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for the Company’s share of net income (loss), including eliminations for the Company’s share of inter-company transactions, and increased (decreased) for contributions (distributions). The proportionate share of the results of operations of these investments is reflected in the Company’s earnings or losses.

Real Estate Assets

Development, Improvements, Depreciation and Amortization

Costs incurred to develop and improve properties are capitalized. Cost capitalization begins once the development or construction activity commences and ceases when the asset is ready for its intended use. Repair and maintenance and tenant turnover costs are charged to expense as incurred.  Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate asset.  Depreciation and amortization expense is computed on the straight-line method over the asset’s estimated useful life. The Company considers the period of future benefit of an asset to determine its appropriate useful life and anticipates the estimated useful lives of assets by class to be generally as follows:

Buildings	30 – 35 years
Building improvements	15 years
Land improvements	15 years
Furniture, fixtures and equipment	3 – 7 years
In-place leases	6 months

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Real Estate Purchase Price Allocations

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

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods and the number of years the property will be held for investment.  The use of inappropriate assumptions could result in an incorrect valuation of acquired tangible assets, identifiable intangible assets and assumed liabilities, which could impact the amount of the Company’s net income (loss). Differences in the amount attributed to the fair value estimate of the various assets acquired can be significant based upon the assumptions made in calculating these estimates.

Impairment of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable.  When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition.  Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities.  No impairment charges were recorded in 2014 or 2013.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.

Restricted Cash

Restricted cash is comprised of lender imposed escrow accounts for replacement reserves and amounts set aside for real estate taxes and insurance and amounts set aside for reinvestment in accordance with Internal Revenue Service Code Section 1031 related to like-kind exchanges.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred Financing Fees

Deferred financing fees represent commitment fees, legal fees and other third party costs associated with obtaining financing. Deferred financing fees paid by the Company on behalf of its unconsolidated joint ventures are recorded within investments in unconsolidated real estate joint ventures on the consolidated balance sheets and are amortized to equity in income (loss) of unconsolidated real estate joint ventures over the life of the related joint venture debt using the straight-line method, which approximates the effective interest method.

Deferred financing fees paid by the Company on behalf of its consolidated joint ventures are capitalized and amortized over the terms of the respective financing agreement.

Noncontrolling Interests

Noncontrolling interests are comprised of the Company’s joint venture partners’ interests in the joint ventures in multifamily communities that the Company consolidates, as well as interests held by Operating Partnership Unit holders.  The Company reports its joint venture partners’ interest in its consolidated real estate joint ventures and other subsidiary interests held by third parties as noncontrolling interests.  The Company records these noncontrolling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments’ net income or loss or equity contributions and distributions.  These noncontrolling interests are not redeemable by the equity holders and are presented as part of permanent equity.  Income and losses are allocated to the noncontrolling interest holder based on its economic ownership percentage.

Revenue Recognition

Rental income related to tenant leases is recognized on an accrual basis over the terms of the related leases on a straight-line basis. Amounts received in advance are recorded as a liability within deferred lease revenues and other related liabilities.

Other property revenues are recognized in the period earned.

The Company records sales of real estate assets using the full accrual method at closing when both of the following conditions are met: a) the profit is determinable, meaning that, the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated; and b) the earnings process is virtually complete, meaning that the seller is not obligated to perform significant activities after the sale to earn the profit. Sales not qualifying for full recognition at the time of sale are accounted for under other appropriate deferral methods.

Stock-Based Compensation

The Company expenses the fair value of share awards in accordance with the fair value recognition requirements of ASC Topic 718 - “Compensation-Stock Compensation.” ASC Topic 718 requires companies to measure the cost of the recipient services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost of the share award is expensed over the requisite service period (usually the vesting period).

Distribution Policy

The Company expects to authorize and declare regular cash distributions to its stockholders in order to maintain its REIT status. Distributions to stockholders will be determined by the Company’s Board of Directors and will be dependent upon a number of factors, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain the Company’s status as a REIT, and other considerations as the Board of Directors may deem relevant.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Transactions

Historically, the Company was externally advised by its Former Advisor (the “Former Advisor”), an affiliate of Bluerock. Under the initial advisory agreement, the Company was obligated to pay the Former Advisor specified fees upon the provision of certain services related to, the investment of funds in real estate investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company was also obligated to reimburse the Former Advisor for organization and offering costs incurred by the Former Advisor on the Company’s behalf, and was obligated to reimburse the Former Advisor for acquisition expenses and certain operating expenses incurred on its behalf or incurred in connection with providing services to the Company.   The Company recorded all related party fees as incurred, subject to any limitations described in the advisory agreement. This advisory agreement was terminated on April 2, 2014 in connect with the Company’s IPO. Total fees paid to the Former Advisor were $2.5 million and $1.4 million for the years ended December 31, 2014 and 2013, respectively.

On April 2, 2014, upon the completion of the IPO, the Company entered into a Management Agreement with BRG Manager, LLC (the “Manager”), an affiliate of Bluerock, to be the Company’s external manager. Under the Management Agreement the Company pays the Manager a base management fee and incentive fee. The Company records all related party fees as incurred.

Selling Commissions and Dealer Manager Fees

The Company paid a related party, as the dealer manager, up to 7% and 2.6% of the gross offering proceeds from the primary offering as selling commissions and dealer manager fees, respectively.  A reduced sales commission and dealer manager fee was paid with respect to certain volume discount sales.  No sales commission or dealer manager fee was paid with respect to shares issued through the distribution reinvestment plan.  For the year ended December 31, 2013 the Company incurred $2.1 million of selling commissions and dealer manager fees.  The dealer manager agreement was terminated in conjunction with the termination of the Follow-On Offering, September 9, 2013.

Acquisition and Disposition Fees to the Former Advisor

The Company also paid the Former Advisor an acquisition fee for its services in connection with the investigation, selection, sourcing, due diligence and acquisition of a property or investment. On September 26, 2012, the Company amended its advisory agreement to increase the acquisition fee from 1.75% to 2.50% of the purchase price. The purchase price of a property or investment equals the amount paid or allocated to the purchase, development, construction or improvement of a property, inclusive of expenses related thereto, and the amount of debt associated with such real property or investment.

The Company also paid the Former Advisor a fee for its services in connection with the disposition of a property or investment equal to the lesser of (A) 1.5% of the sales price of each property or other investment sold, or (B) 50% of the selling commission that would have been paid to a third-party sales broker in connection with such disposition. On October 21, 2013, the Company amended its advisory agreement to only allow a disposition fee of 1.5% of the sales price of each property or other investment sold.

Asset Management Fee to the Former Advisor

With respect to investments in real estate, the Company paid the Former Advisor a monthly asset management fee.  On September 26, 2012, the Company amended its advisory agreement to decrease the asset management fee from one-twelfth of 1% to one-twelfth of 0.65% of the amount paid or allocated to acquire the investment excluding acquisition fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment. In the case of investments made through joint ventures, the asset management fee was determined based on our proportionate share of the underlying investment.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financing Fee to the Former Advisor

The Company paid the Former Advisor a financing fee equal to 1% of the amount, under any loan or line of credit, made available to us.  On October 21, 2013, the Company amended its advisory agreement to decrease the financing fee from 1% to 0.25% of any loan made to the Company.

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

For the year ended December 31, 2014, 8.2% of the distributions received by the stockholders were classified as unrecaptured section 1250 capital gains and 91.8% were classified as return of capital for tax purposes. For the year ended December 31, 2013 100.0% were classified as return of capital for income tax purposes.

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It requires a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, in an income tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management has considered all positions taken on the 2009 through 2013 tax returns (where applicable), and those positions expected to be taken on the 2014 tax returns, and concluded that tax positions taken will more likely than not be sustained at the full amount upon examination. Accordingly, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2014. If any income tax exposure was identified, the Company would recognize an estimated liability for income tax items that meet the criteria for accrual. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. If any interest and penalties related to income tax assessments arose, the Company would record them as income tax expense. As of December 31, 2014, tax returns for the calendar years 2010 and subsequent remain subject to examination by the Internal Revenue Service and various state tax jurisdictions.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Reportable Segment

The Company’s current business consists of investing in and operating multifamily communities. Substantially all of its consolidated net loss is from investments in real estate properties that the Company owns through co-investment ventures which it either consolidates or accounts for under the equity method of accounting.  The Company evaluates operating performance on an individual property level and views its real estate assets as one industry segment, and, accordingly, its properties are aggregated into one reportable segment.

New Accounting Pronouncements

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, "Income Statement - Extraordinary and Unusual Items" (“ASU 2015-01”), which eliminates the concept of extraordinary items. However, the presentation and disclosure requirements for items that are either unusual or in nature or infrequent in occurrence remain and will be expanded to include items that are both unusual in nature and infrequent in occurrence. ASU 2015-01 is effective for periods beginning after December 15, 2015. ASU 2015-01 is not expected to have a material impact on the Company's financial statements.

In August 2014, the FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern", which requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 is effective for periods beginning after December 15, 2016. ASU 2014-15 is not expected to have a material impact on the Company's financial statements.

In May 2014, FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance when it becomes effective on January 1, 2017. Early adoption is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. We have not yet selected a transition method and are evaluating the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures.

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

Note 3 – Real Estate Assets Held for Sale, Discontinued Operations and Sale of Joint Venture Equity Interests

Real Estate Assets Held for Sale and Discontinued Operations

The Company had reported its Creekside property as held for sale in the Company’s Annual Report on Form 10-K for the twelve month period ended December 31, 2013. On March 28, 2014, the special purpose entity in which the Company held a 24.7% indirect equity interest sold the Creekside property, as discussed below. On August 28, 2014, the Company’s Investment Committee approved a plan to sell North Park Towers and the Company has classified amounts related to the property as held for sale as of December 31, 2014. Amounts associated with the Enders Place at Baldwin Park property, which was classified as held for sale at December 31, 2013 in the consolidated balance sheet for that period, have been reclassified to continuing operations as the Company no longer has current plans to sell the property.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property Classified as Discontinued Operations

The following is a summary of the results of operations of the Creekside property classified as discontinued operations for the years ended December 31, 2014 and 2013 (amounts in thousands):

	For the Years Ended December 31,
	2014	2013
Total revenues	$508	$2,110
Expenses
Property operating expenses	(82)	(1,067)
Depreciation and amortization	(184)	(660)
Asset management and oversight fees to affiliates	(8)	(33)
Real estate taxes and insurance	(95)	-
Income on operations of rental property	$139	$350
Gain on sale of joint venture interest	1,006	-
Loss on early extinguishment of debt	(880)	-
Interest, net	(149)	(543)
Income (loss) from discontinued operations	$116	$(194)

Sale of Joint Venture Equity Interests

On December 10, 2014, BEMT Augusta, LLC sold its 25.0% interest in the Estates at Perimeter/Augusta, Bluerock Special Opportunity + Income Fund II, LLC (“Fund II”) sold its 25.0% interest, and BRG Co-Owner sold its 50.0% interest, to Waypoint Residential Services, LLC, an unaffiliated third party, for an aggregate of $26.0 million, subject to a loan prepayment penalty and certain prorations and adjustments typical in such real estate transactions. After deduction for payment of the existing mortgage indebtedness and loan prepayment penalty, closing costs and fees, the sale of the Company’s interest in the Estates at Perimeter/Augusta generated net proceeds to the Company of approximately $1.7 million and a gain on sale of $0.6 million.

On December 9, 2014 the Company, through BEMT Berry Hill, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company’s Operating Partnership (“BEMT Berry Hill’), entered into a series of transactions and agreements to restructure the ownership of Berry Hill, or the Restructuring Transactions.

Prior to the Restructuring Transactions, the Company held a 25.1% indirect equity interest in Berry Hill, Fund III held a 28.4% indirect equity interest, Bluerock Growth Fund, LLC (“BGF”), a Delaware limited liability company and an affiliate of the Company’s Manager, held a 29.0% indirect equity interest, and Stonehenge 23Hundred JV Member, LLC (“Stonehenge JV Member”), an affiliate of Stonehenge Real Estate Group, LLC (“Stonehenge”), an unaffiliated third party, held the remaining 17.5% indirect equity interest plus a promote interest based on investment return hurdles for its service as developer of the property. These indirect equity interests were all held in BR Stonehenge 23Hundred JV, LLC, a Delaware limited liability company, which owns 100% of 23Hundred, LLC (“23Hundred”), a Delaware limited liability company, which in turn owned 100% of Berry Hill.

Following the Restructuring Transactions, as of December 31, 2014, Berry Hill was owned in tenancy-in-common interests, adjusted for the agreed Stonehenge promote interest as follows: (i) BEMT Berry Hill and Fund III, through 23Hundred, hold a 42.2% undivided tenant-in-common interest in (the Company, through BEMT Berry Hill own a 19.8% indirect equity interest and Fund III owns a 22.4% indirect equity interest); (ii) BGF’s subsidiary BGF 23Hundred, LLC, a Delaware limited liability company, holds a 22.9% undivided tenant-in-common interest; and (iii) Stonehenge JV Member’s subsidiary SH 23Hundred TIC, LLC, a Delaware limited liability company, holds a 34.8% undivided tenant-in-common interest.

As a result of the restructuring, the Company no longer controlled Berry Hill through its voting rights; it has been deconsolidated and the Company’s investment in Berry Hill and is now accounted for under the equity method of accounting as of December 31, 2014. Berry Hill was subsequently sold in January 2015.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 3, 2014, the Company, through BR Waterford Crossing JV, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company’s Operating Partnership (“BRG Grove”) and Bell HNW Waterford, LLC, a Delaware limited liability company and an unaffiliated third party (“BRG Co-Owner”), owned a 252-unit apartment community located in Hendersonville, Tennessee named the Grove at Waterford, as tenants-in-common.  BRG Grove owned a 60.0% tenant-in-common interest in the Grove at Waterford property. On December 18, 2014, BRG Grove sold its 60.0% tenant-in-common interest in the Grove at Waterford property, and BRG Co-Owner its 40.0% tenant-in-common interest, to Bel Hendersonville, an unaffiliated third party, for an aggregate of $37.7 million, subject to a loan prepayment penalty and certain prorations and adjustments typical in such real estate transactions. After deduction for payment of the existing mortgage indebtedness and loan prepayment penalty, closing costs and fees, the sale of the Company’s interest in the Grove at Waterford generated net proceeds to the Company of approximately $9.0 million and a gain on sale of $3.5 million.

On March 28, 2014, BR Creekside, LLC, a special-purpose entity in which the Company holds a 24.7% indirect equity interest, sold the Creekside property to SIR Creekside, LLC, an unaffiliated third party, for $18.9 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for payment of the existing mortgage indebtedness encumbering the Creekside property in the approximate amount of $13.5 million and payment of closing costs and fees, excluding disposition fees of approximately $0.1 million deferred by the Former Advisor, the sale of the Creekside property generated net proceeds to the Company of approximately $1.2 million and a gain on sale of $1.0 million.

On September 30, 2013, the Company, through its indirect joint venture interest in Bell BR Hillsboro Village JV, LLC (the “Hillsboro Managing Member JV Entity”), sold the underlying real estate asset to an unaffiliated third party for $44.0 million. The sale generated proceeds to the Company of approximately $2.4 million based on its proportionate ownership, after closing costs and reserves and excluding a disposition fee of $0.1 million payable per the Advisory Agreement between the Company and its Former Advisor and deferred by the Former Advisor.  The Company recognized a gain of $1.7 million based on its proportionate share of the equity interest in the property.

On August 29, 2013, the Company sold an additional 28.36% indirect joint venture equity interest in Berry Hill to SOIF III, an affiliate of the Company’s Manager, in exchange for a $.5 million reduction of the outstanding principal balance of the SOIF LOC. The consideration for the Berry Hill Interest was based on the proportionate share of the appraised value of the Berry Hill property as determined by an independent appraisal dated August 2013, excluding a disposition fee of approximately $0.2 million payable per the Advisory Agreement between the Company and the Former Advisor, and deferred by the Former Advisor, and was subject to certain prorations and adjustments typical in a real estate transaction. The Company recognized a gain on the sale of $2.7 million, net of disposition fees. As this partial sale of the Company’s controlling interest did not result in a change of control, the gain was recorded as an adjustment to additional paid-in capital and the proportionate carrying value of the partial interest reclassified to noncontrolling interests. Following these transactions, the Company continued to own a 25.1% indirect joint venture interest in Berry Hill.

On August 13, 2013, the Company sold a 10.27% indirect joint venture interest in a to-be developed class A, mid-rise apartment community known as 23Hundred @ Berry Hill (“Berry Hill”) pursuant to the terms of a Membership Interest Purchase and Sale Agreement (the “MIPA”) with Bluerock Growth Fund, LLC, a Delaware limited liability company and an affiliate of the Sponsor, with the Company retaining an approximate 53.46% indirect equity interest in Berry Hill. The sale generated proceeds to the Company of $2.0 million, excluding a disposition fee of approximately $0.1 million payable per the Advisory Agreement between the Company and its Former Advisor and deferred by the Former Advisor, and subject to certain prorations and adjustments typical in a real estate transaction.  The Company recognized a gain on the sale of $1.0 million, net of disposition fees. The sales price was determined based on an independent appraisal dated August 2013 of the Berry Hill property underlying the subject joint venture.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 – Investments in Real Estate

As of December 31, 2014, the Company was invested in nine operating real estate properties and two development properties through joint venture partnerships. The following tables provide summary information regarding our in-service and development investments, which are either consolidated or presented on the equity method of accounting.

Operating Properties

	Number of	Date	Ownership	Average
Multifamily Community Name/Location	Units	Built/Renovated (6)	Interest	Rent (1)	% Occupied (2)
MDA Apartment/ Chicago, Illinois (3)	190	2006	35.31%	$2,210	92%
Enders at Baldwin Park/ Orlando, Florida	220	2003	89.50%	1,494	97%
23Hundred @ Berry Hill/ Nashville Tennessee (4)	266	2014	19.83%	1,423	94%
Lansbrook Village/ Palm Harbor, Florida	588	2004	76.81%	1,105	93%
Village Green of Ann Arbor/ Ann Arbor, Michigan	520	2013	48.61%	1,085	96%
ARIUM Grande Lakes/ Orlando, Florida	306	2005	95.00%	1,081	93%
North Park Towers/ Southfield, Michigan (5)	313	2000	100.00%	1,028	94%
Springhouse at Newport News/ Newport News, Virginia	432	1985	75.00%	800	94%
Villas at Oak Crest/ Chattonooga, Tennessee	209	1999	67.18%	796	98%
Total/Average	3,044			$1,171	94%

(1) Represents the average effective monthly rent per occupied unit for all occupied units for the year ended December 31, 2014. Total concessions for the year ended December 31, 2014 amounted to approximately $0.7 million.

(2) Percent occupied is calculated as (i) the number of units occupied as of December 31, 2014, divided by (ii) total number of units, expressed as a percentage.

(3) The rentable square footage for the MDA Apartments includes 8,200 square feet of retail space. Average effective rent excluding the property’s rental space was $2,061.

(4) This property is held for sale as of December 31, 2014 and accounted for under the equity method of accounting. Amounts related to this investment are reflected under “Investments in unconsolidated real estate joint ventures” on the Company’s consolidated balance sheet.

(5) This property is classified as held for sale as of December 31, 2014 and accounted for on a consolidated basis based on our 100% ownership in the property. Amounts related to this investment are classified as held for sale assets/liabilities on the Company’s consolidated balance sheet.

(6) Represents date of last significant renovation or year built if there were no renovations.

Development Properties

	Number of	Initial	Final Units to	Pro Forma
Multifamily Community Name/Location	Units	Occupancy	be Delivered	Average Rent(1)
UCF Orlando/ Orlando, FL	296	3Q 2015	4Q 2015	$1,211
Alexan CityCentre/ Houston, TX	340	4Q 2016	3Q 2017	2,144
Total/Average	636			$1,710

(1) Represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Note 5 – Consolidated Investments

As of December 31, 2014, the major components of our consolidated real estate properties, MDA Apartments, Lansbrook Village, Village Green of Ann Arbor, Springhouse at Newport News, Enders Place at Baldwin Park, ARIUM Grande Lakes and North Park Towers were as follows (amounts in thousands):

Property	Land	Building and Improvements	Furniture, Fixtures and Equipment	Total
MDA Apartments	$9,500	$51,558	$689	$61,747
Lansbrook Village	7,056	50,396	1,329	58,781
Village Green of Ann Arbor	4,200	51,490	1,410	57,100
Springhouse at Newport News	6,500	27,768	1,252	35,520
Enders Place at Baldwin Park	5,453	22,108	1,317	28,878
ARIUM Grande Lakes	5,200	36,754	484	42,438
	$37,909	$240,074	$6,481	$284,464
Less: accumulated depreciation – continuing operations	—	9,534	1,458	10,992
Total continuing operations	$37,909	$230,540	$5,023	$273,472
North Park Towers – held for sale	1,400	13,261	561	15,222
Less: accumulated depreciation – held for sale	—	228	55	283
Total held for sale	$1,400	$13,033	$506	$14,939
Total	$39,309	$243,573	$5,529	$288,411

Depreciation expense was $8.4 million and $4.4 million for the years ended December 31, 2014 and 2013, respectively.

Intangibles related to our consolidated investments in real estate consist of the value of in-place leases.  In-place leases are amortized over the remaining term of the in-place leases, which is approximately six-months. Amortization expense related to our in-place leases was $4.5 million and $1.5 million for the years ended December 31, 2014 and 2013, respectively.

Operating Leases

The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary.  The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated.  The Company retains substantially all of the risks and benefits of ownership of the consolidated real estate assets leased to tenants.  Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit.  Amounts required as a security deposit vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not individually significant amounts.  Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of their security deposit.  Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $0.7 million and $0.2 million as of December 31, 2014 and 2013, respectively, for the Company’s consolidated real estate properties.  Tenant security deposits related to North Park Towers totaled $0.1 million and zero for the years ended December 31, 2014 and 2013, respectively, and are included in liabilities associated with operating real estate held for sale in the accompanying 2014 consolidated balance sheet. No individual tenant represents over 10% of the Company’s annualized base rent for the consolidated real estate properties.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity during 2014:

Acquisition of North Park Towers

On April 3, 2014, the Company, through BRG North Park Towers, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company’s Operating Partnership, acquired all of North Park Towers’(“NPT”) right, title and interest in a 100% fee simple interest in a 313-unit multifamily property located in Southfield, Michigan (the “NPT Property”), pursuant to a contribution agreement. As consideration for the 100% fee simple interest of NPT in the NPT Property, the Operating Partnership issued 282,759 units of limited partnership interest in the Operating Partnership “(OP Units”), with an approximate value of $4.1 million (net of assumed mortgages) to NPT, which subsequent to the one-year anniversary after their receipt by NPT will be redeemable for cash or exchangeable, at the Company’s option, for shares of the Company’s Class A common stock on a one-for-one basis, subject to certain adjustments. The acquisition was subject to certain prorations and adjustments typical in a real estate transaction and was based on the value of the equity interest of NPT in the NPT Property, which equity valuation was based on an independent third party appraisal.

As further consideration for the 100% fee simple interest of NPT in the NPT Property, on April 3, 2014, the Company and its Operating Partnership entered into a Joinder By and Agreement of New Indemnitor with U.S. Bank National Association, as trustee for the benefit of the holders of COMM 2014-CCRE14 Mortgage Trust Commercial Mortgage Pass-Through Certificates pursuant to which R. Ramin Kamfar, the Company’s Chairman of the Board and Chief Executive Officer, was released from his obligations under a Guaranty of Recourse Obligations Agreement dated as of December 24, 2013, and an Environmental Indemnity Agreement dated as of December 24, 2013, both of which are related to approximately $11.5 million of indebtedness encumbering the NPT Property, and the Company and its Operating Partnership serve as replacement guarantors and indemnitors.

In conjunction with the consummation of the contribution agreement and the purchase and sale of the NPT Property, BPM received a disposition fee of approximately $0.5 million, which was paid in the form of 32,276 OP Units and which would have otherwise been paid to NPT. Additionally, the Former Advisor received an acquisition fee of approximately $0.4 million under the Advisory Agreement, which acquisition fee was paid in the form of 26,897 LTIP Units.

On August 28, 2014, the Company’s Investment Committee approved the plan to sell North Park Towers and the Company reclassified amounts related to the property as held for sale.

Acquisition of Interest in Village Green of Ann Arbor

On April 2, 2014, the Company, through BRG Ann Arbor, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company’s Operating Partnership, acquired all of Bluerock Special Opportunity + Income Fund II, LLC’s “(Fund II”), right, title and interest in and to a 58.6084% limited liability company interest in BR VG Ann Arbor JV Member, LLC, a Delaware limited liability company, and all of Bluerock Special Opportunity + Income Fund III, LLC’s (“Fund III’), right, title and interest in and to a 38.6084% limited liability company interest in BR VG Ann Arbor JV Member, LLC, which is the owner and holder of a 50% limited liability company interest in Village Green of Ann Arbor Associates, LLC, a Michigan limited liability company(“VG Ann Arbor”), which in turn is the fee simple owner of a 520-unit multifamily property located in Ann Arbor, Michigan (the “Village Green Property”). The acquisition of the Fund II and the Fund III interests was made pursuant to a contribution agreement.

As consideration for Fund II’s interest, the Company issued 293,042 unregistered shares of its Class A common stock with an approximate value of $4.2 million to Fund II, and as consideration for Fund III’s interest, the Company issued 193,042 unregistered shares of its Class A common stock with an approximate value of $2.8 million to Fund III. The consideration paid was subject to certain prorations and adjustments typical in a real estate transaction and was based on the value of the indirect equity interest of Fund II and Fund III in the Village Green Property, which indirect equity valuation was based on an independent third party appraisal.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As further consideration for the Fund II and Fund III interests, on April 2, 2014, the Company entered into a Consent Agreement with Deutsche Bank Trust Company Americas, as Trustee for the Registered Holders of Wells Fargo Commercial Mortgage Securities Inc. Multifamily Mortgage Pass-Through Certificates, Series 2013-K26, VG Ann Arbor, Fund II, Fund III, BRG Ann Arbor, LLC, the Operating Partnership and Jonathan Holtzman, to release Fund II and Fund III from their obligations under a Guaranty entered into with the lender related to the loan which encumbers the Village Green Property.

In conjunction with the consummation of the contribution agreement and the purchase and sale of Fund II’s and Fund III’s interests, BR SOIF Manager II, LLC, and BR SOIF III Manager, LLC, received respective disposition fees of approximately $0.3 million and $0.2 under the management agreements for Fund II and Fund III, respectively, which disposition fees were paid in the form of 23,322 and 11,523 unregistered shares of the Company’s Class A common stock, which would otherwise have been issued to Fund II and Fund III, respectively. Additionally, the Former Advisor received an acquisition fee of approximately $0.7 million under the Advisory Agreement, which was paid in the form of 48,357 LTIP Units.

Acquisition of Additional Interest in Springhouse at Newport News

On April 2, 2014, the Company acquired through BEMT Springhouse, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company’s Operating Partnership, all of Bluerock Special Opportunity + Income Fund, LLC's (“Fund I”), right, title and interest in and to a 49% limited liability company interest in BR Springhouse Managing Member, LLC, a Delaware limited liability company, which is the owner and holder of a 75% limited liability company interest in BR Hawthorne Springhouse JV, LLC, a Delaware limited liability company, which is the sole owner and holder of 100% of the limited liability company interests in BR Springhouse, LLC, a Delaware limited liability company, which in turn is the fee simple owner of a 432-unit multifamily property located in Newport News, Virginia (the “Springhouse Property”), in which the Company previously owned a 38.25% indirect equity interest. The acquisition of the Springhouse Interest was made pursuant to a contribution agreement.

The Company purchased the interest from Fund I for approximately $3.5 million in cash. The consideration was subject to certain prorations and adjustments typical in a real estate transaction and was based on the value of the indirect equity interest of Fund I in the Springhouse Property, which indirect equity valuation was based on an independent third party appraisal.

As further consideration for Fund I’s interest, on April 2, 2014, the Company entered into an Indemnity Agreement with James G. Babb, III and R. Ramin Kamfar, pursuant to which, subject to certain exceptions, the Company agreed to indemnify and hold Mr. Babb and Mr. Kamfar (“collectively, the Guarantors”), harmless from and against any loss, claim, liability or cost incurred by the Guarantors, or either of them, pursuant to the terms of certain Guaranties provided by the Guarantors in conjunction with the loan encumbering the Springhouse Property in the original principal amount of $23.4 million, and the terms of a Backstop Agreement pursuant to which the Guarantors and other guarantors of the loan agreed to allocate amongst themselves liability which they might incur in conjunction with the loan and to which the other guarantors are a party.

In conjunction with the consummation of the contribution agreement and the purchase and sale of Fund I’s interest, Bluerock received a disposition fee of approximately $0.4 million under the management agreement for Fund I, which disposition fee was paid in cash and deducted from the consideration paid to Fund I. Additionally, the Former Advisor received an acquisition fee of approximately $0.3 million under the Advisory Agreement, which acquisition fee was paid in the form of 20,593 LTIP Units.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Interest in Grove at Waterford

On April 2, 2014, the Company, through BRG Waterford, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company’s Operating Partnership, acquired all of Fund I’s right, title and interest in and to a 10% limited liability company interest, in BR Waterford JV Member, LLC, a Delaware limited liability company, and all of Fund II’s right, title and interest in and to a 90% limited liability company interest, in BR Waterford JV Member, LLC, which is the owner and holder of a 60% limited liability company interest in Bell BR Waterford Crossing JV, LLC, a Delaware limited liability company, which in turn is the fee simple owner of a 252-unit multifamily property located in Hendersonville, Tennessee (the “Waterford Property”). The acquisition of the Fund I and Fund II interests was made pursuant to a contribution agreement.

As consideration for Fund I’s interest, the Company paid approximately $600,000 in cash to Fund I, and as consideration for the Fund II’s interest, the Company issued 361,241 unregistered shares of its Class A common stock with an approximate value of $5.2 million to Fund II. The consideration was subject to certain prorations and adjustments typical in a real estate transaction and was based on the value of the indirect equity interest of Fund I and Fund II in the Waterford Property, which indirect equity valuation was based on an independent third party appraisal.

As further consideration, the Company entered into an Assumption and Release Agreement related to approximately $20.1 million of indebtedness encumbering the Waterford Property which provides for the assumption by the Company of the obligations of Fund I and Fund II under the terms of a Guaranty of Non-Recourse Obligations Agreement dated April 4, 2012, related to the loan that encumbers the Waterford Property.

In conjunction with the consummation of the contribution agreement and the purchase and sale of the Fund I and Fund II interests, Fund II Manager received a disposition fee of approximately $0.3 million under the management agreement for Fund II, which was paid in the form of 22,196 unregistered shares of the Company’s Class A common stock that would otherwise have been issued to Fund II. Further, Bluerock received a disposition fee of approximately $0.05 million under the management agreement for Fund I, which disposition fee was paid in cash and deducted from the amount payable by the Company to Fund I. Additionally, the Former Advisor received an acquisition fee of approximately $0.5 million under the Advisory Agreement, which acquisition fee was paid in the form of 30,828 LTIP Units.

All amounts paid in either OP Units or LTIP Units for the acquisitions described above, were determined to have a value of $14.50 per unit, which was based on the IPO issuance price.

Acquisition of Interest in Lansbrook Village

On May 23, 2014, Fund II sold a 32.67% limited liability company interest in BR Lansbrook JV Member, LLC to BRG Lansbrook, LLC, a wholly-owned subsidiary of the Company’s Operating Partnership, for a purchase price of approximately $5.4 million in cash, and Fund III sold a 52.67% limited liability company interest in BR Lansbrook JV Member, LLC to BRG Lansbrook, LLC for a purchase price of approximately $8.8 million in cash. Approximately $1.4 million of this cash was used to pay acquisition and other closing costs. BR Lansbrook JV Member, LLC is the owner and holder of a 90% limited liability company interest in BR Carroll Lansbrook JV, LLC which, as of September 30, 2014, owned 579 condominium units being operated as an apartment community within a 774-unit condominium property known as Lansbrook Village located in Palm Harbor, Florida. As further consideration for the Lansbrook acquisition, the Company was required to provide certain non-recourse carve-out guarantees (and related hazardous materials indemnity agreements) related to approximately $42.0 million of indebtedness encumbering Lansbrook Village through a joinder to the loan agreement. The purchase price paid for the acquired interest was based on the amounts capitalized by Fund II and Fund III in Lansbrook Village plus an 8% annualized return for the period they held their respective interests in BR Lansbrook JV Member, LLC. The approximate dollar value attributed to Mr. Kamfar, as a result of his indirect ownership of Bluerock, was $0.2 million. Both Fund II and Fund III will continue to each own a 7.33% limited liability interest in BR Lansbrook JV Member, LLC. Since the original purchase in May 2014, the Company has acquired 15 additional units for $1.5 million.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Additional Interest in Enders Property

As of June 30, 2014, we held a 48.4% indirect equity interest in the Enders property through a joint venture.

On September 10, 2014, through the Enders property joint venture, the Company acquired an additional 41.1% indirect interest in the Enders property in exchange for approximately $4.4 million in cash and approximately $8.0 million in additional financing proceeds, such that the Company currently holds an indirect 89.5% interest therein.

Acquisition of Interest in ARIUM Grande Lakes

On November 4, 2014, the Company, through BRG Grande Lakes, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company’s Operating Partnership, acquired a ninety five percent (95.0%) limited liability company interest in BR Carroll Grande Lakes JV, LLC, which is the owner and holder of a 100% limited liability company interest in BR Carroll Arium Grande Lakes Owner, LLC, a Delaware limited liability company which concurrently acquired a 306-unit Class A apartment community located in Orlando, Florida known as Venue Apartments, which is being rebranded as ARIUM Grande Lakes, for $14.4 million in cash and approximately $29.4 million in additional financing proceeds. Approximately $1.2 million of this cash was used to pay acquisition and other closing costs.

Purchase Price Allocation

The acquisitions of North Park Towers, Village Green of Ann Arbor, Grove at Waterford, Lansbrook Village and ARIUM Grande Lakes have been accounted for as business combinations. The purchase prices were allocated to the acquired assets and liabilities based on their estimated fair values at the dates of acquisition.

The following table summarizes the assets acquired and liabilities assumed at the acquisition date. The amounts listed below reflect the Company’s final purchase price allocation for acquisitions made during the year ended December 31, 2014 (amounts in thousands):

Purchase Price Allocation
Land	$21,452
Building	161,013
Building improvements	854
Land improvements	12,672
Furniture and fixtures	3,807
In-place leases	5,194
Total assets acquired	$204,992
Mortgages assumed	$116,800
Fair value adjustments	(1,547)
Total liabilities acquired	$115,253

The pro-forma information presented below represents the change in consolidated revenue and earnings as if the Company's significant acquisitions of Village Green of Ann Arbor, Grove at Waterford, North Park Towers, Lansbrook Village and ARIUM Grande Lakes, collectively (the "Recent Acquisitions"), had occurred on January 1, 2013. Certain expenses such as property management fees and other costs not directly related to the future operations of the Recent Acquisitions have been excluded. (amounts in thousands, except per share amounts)

	For the Year Ended December 31,			For the Year Ended December 31,
	2014			2013
	As Reported	Pro-Forma Adjustments	Pro-Forma	As Reported	Pro-Forma Adjustments	Pro-Forma

Revenues	$30,363	$9,493	$39,856	$12,070	$24,423	$36,493
Net loss	$(6,558)	$2,069	$(4,489)	$(4,413)	$3,559	$(854)
Net loss attributable to BRG	$(5,172)	$1,641	$(3,531)	$(2,971)	$2,746	$(225)

Earnings per share, basic and diluted	$(0.96)		$(0.66)	$(2.89)		$(0.22)

(1) Pro-forma earnings per share, both basic and diluted, are calculated based on the net loss attributable to BRG.

Aggregate property level revenues and net income for the Recent Acquisitions, since the properties’ respective acquisition dates, that are reflected in the Company’s 2014 consolidated statement of operations amounted to $15.1 million and $4.7 million, respectively.

Note 7 – Investments in Unconsolidated Real Estate Joint Ventures

Following is a summary of the Company’s ownership interests in the investments we report under the equity method of accounting, which include The Estates at Perimeter/Augusta, the Villas at Oak Crest, UCF Orlando, Alexan CityCentre and 23Hundred@Berry Hill at December 31, 2014 and December 31, 2013. The carrying amount of the Company’s investments in unconsolidated real estate joint ventures as of December 31, 2014 and December 31, 2013 is summarized in the table below (amounts in thousands):

Property	December 31, 2014	December 31, 2013
The Estates at Perimeter/Augusta	$58	$1,212
Villas at Oak Crest	3,170	—
Alexan CityCentre	6,505	—
UCF Orlando	3,629	—
23Hundred@Berry Hill	4,906	—
Other	63	42
Total	$18,331	$1,254

The Company’s investments in the Villas at Oak Crest, Alexan CityCentre and UCF Orlando represent preferred equity investments with the following stated returns:

	Current Pay	Accrued
	Annualized	Annualized	Total Annualized
Property	Preferred Return	Preferred Return	Preferred Return
Villas at Oak Crest	10.5%	4.5%	15.0%
Alexan CityCentre	15.0%	—	15.0%
UCF Orlando	15.0%	—	15.0%

The equity in income (loss) of the Company’s unconsolidated real estate joint ventures for the year ended December 31, 2014 and 2013 is summarized below (amounts in thousands):

Property	December 31, 2014	December 31, 2013
The Estates at Perimeter/Augusta	$21	$23
Villas at Oak Crest	322	—
Alexan CityCentre	388	—
UCF Orlando	230	—
23Hundred@Berry Hill	58	—
Other	47	(126)
Equity in income (loss) of unconsolidated joint venture	$1,066	$(103)

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary financial information for The Estates at Perimeter/Augusta, the Villas at Oak Crest, UCF Orlando, Alexan CityCentre and 23Hundred@Berry Hill Balance Sheets as of December 31, 2014 and December 31, 2013 and Operating Statements for the years ended December 31, 2014 and 2013, is as follows:

Property	Joint Venture Interest	Managing Member LLC Interest	Indirect Equity Interest in Property
The Estates at Perimeter/Augusta	50.00%	50.00%	25.00%
23Hundred@Berry Hill	42.23%	46.95%	19.83%

The table above does not include the preferred investments in the Villas at Oak Crest, UCF Orlando, or Alexan CityCentre.

	December 31, 2014	December 31, 2013
Balance Sheets:
Real estate, net of depreciation	$55,091	$22,188
Real estate, net of depreciation, held for sale	31,334	26,272
Other assets	1,193	395
Other assets, held for sale	2,458	889
Total assets	$90,076	$49,744

Mortgage payable	$19,820	$17,601
Mortgage payable, held for sale	23,569	16,036
Other liabilities	2,812	139
Other liabilities, held for sale	1,026	2,212
Total liabilities	$47,227	$35,988
Members’ equity	42,849	13,756
Total liabilities and members’ equity	$90,076	$49,744

	Year Ended December 31,
	2014	2013
Operating Statements:
Rental revenues	$7,214	$2,685
Operating expenses	(3,190)	(1,400)
Income before debt service, acquisition costs, and depreciation and amortization	4,024	1,285
Mortgage interest	(1,648)	(773)
Acquisition costs	(2)	—
Depreciation and amortization	(1,970)	(864)
Operating income	404	(352)
Gain on sale	2,498	—
Net income	2,902	(352)
Net income attributable to JV partners	(1,671)	172
Net income attributable to BEMT	1,231	(180)
Amortization of deferred financing costs paid on behalf of joint venture	(42)	(5)

Equity in income of unconsolidated joint venture	$1,189	$(185)

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Interest in Villas at Oak Crest

On April 2, 2014, the Company, through BRG Oak Crest, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company’s Operating Partnership, acquired all of Fund II’s right, title and interest in and to a 93.432% limited liability company interest in BR Oak Crest Villas, LLC, a Delaware limited liability company, which is the owner and holder of a 71.9% limited liability company interest in Oak Crest Villas JV, LLC, a Delaware limited liability company, which is the owner and holder of 100% of the limited liability company interests in Villas Partners, LLC, a Delaware limited liability company, which is in turn the fee simple owner of a 209-unit multifamily property located in Chattanooga, Tennessee (the “Oak Crest Property”). The acquisition of Fund II’s interest was made pursuant to a contribution agreement. The purchased interest represents a preferred equity investment that earns a preferred return of 15%.

 As consideration, the Company issued 200,143 unregistered shares of its Class A common stock, with an approximate value of $2.9 million, to Fund II. The consideration was subject to certain prorations and adjustments typical in a real estate transaction and was based on the value of the indirect equity interest of Fund II in the Oak Crest Property, which indirect equity valuation was based on an independent third party appraisal.

In conjunction with the consummation of the contribution agreement and the purchase and sale of Fund II’s interest, Fund II Manager received a disposition fee of approximately $0.2 million under the management agreement for Fund II, which disposition fee was paid in the form of 15,474 unregistered shares of the Company’s Class A common stock that would otherwise have been issued to Fund II. Additionally, the Former Advisor received an acquisition fee of approximately $300,000 under the Advisory Agreement, which acquisition fee was paid in the form of 19,343 LTIP Units.

All amounts paid in either Class A common stock or LTIP Units for the acquisition described above, were determined to have a value of $14.50 per share/unit, which was based on the IPO issuance price.

Investment in Alexan CityCentre Property

On July 1, 2014, through a wholly-owned subsidiary of our Operating Partnership, we made a convertible preferred equity investment in a multi-tiered joint venture that includes Bluerock Growth Fund, LLC (“BGF”), Fund II and Fund III (collectively, the “BRG Co-Investors”), which are affiliates of our Manager, and an affiliate of Trammell Crow Residential to develop a 340-unit class A apartment community located in Houston, Texas, to be known as Alexan CityCentre.

For the development of Alexan CityCentre and funding of any required reserves, the Company has made a capital commitment of $6.5 million to acquire 100% of the preferred membership interests in BR T&C BLVD Member, LLC “(BR Alexan Member”), through a wholly-owned subsidiary of the Company’s Operating Partnership, BRG T&C BLVD Houston, LLC “(BRG Alexan’). The BRG Co-Investors’ budgeted development-related capital commitments are as follows: BGF - $6.5 million; Fund II - $6.3 million; and Fund III - $4.4 million, to acquire 37.93%, 36.62% and 25.45% of the common membership interests in BR Alexan Member, respectively.

Under the operating agreement of BR Alexan Member, our preferred membership interest earns and shall be paid on a current basis a preferred return at the annual rate of 15.0% times the outstanding amount of our capital contributions made pursuant to our capital commitment. As of December 31, 2014, we have fully funded our $6.5 million capital commitment and (ii) the BRG Co-Investors have funded $15.9 million.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have the right, in our sole discretion, to convert our preferred membership interest in BR Alexan Member into a common membership interest for a period of six months from the date upon which 70% of the units in Alexan CityCentre (the “Alexan Conversion Trigger Date”). Assuming that we and the BRG Co-Investors have made all of our budgeted development-related capital contributions as required, and all accrued preferred returns have been paid to us, upon conversion we will receive a common membership interest of 18.5% of the aggregate common membership interest in BR Alexan Member (the “Alexan Expected Interest”), and the membership percentages of the BRG Co-Investors shall be adjusted accordingly. If the facts as of the Alexan Conversion Trigger Date are substantially different from the capital investment assumptions resulting in our receipt of the Alexan Expected Interest, then we and the BRG Co-Investors are required to confer and determine in good faith a new common membership interest percentage relative to our conversion.

Prior to the exercise of the conversion right, BGF, Fund II and Fund III shall be the managers of BR Alexan Member, and shall have the power and authority to govern the business of BR Alexan Member, subject to the approval of certain “major decisions” by members holding a majority of the membership interests and subject to the further requirement that our economic interests and other rights in and to Alexan CityCentre may not be diluted or altered without our prior written consent.

Investment in UCF Orlando Property

On July 29, 2014, through a wholly-owned subsidiary of our Operating Partnership, we made a convertible preferred equity investment in a multi-tiered joint venture that includes Fund I, an affiliate of our Manager, and CDP UCFP Developer, LLC, a Georgia limited liability company and non-affiliated entity, to develop a 296-unit class A apartment community in Orlando, Florida, located in close proximity to the University of Central Florida and Central Florida Research Park, and will be a featured component of a master-planned, Publix-anchored retail development known as Town Park (the “UCF Orlando Property”).

For the development of the UCF Orlando Property and funding of any required reserves, the Company has made a capital commitment of $3.6 million to acquire 100% of the preferred membership interests in BR Orlando UCFP, LLC, “(BR Orlando JV Member”), through a wholly-owned subsidiary of our Operating Partnership, BRG UCFP Investor, LLC.

Under the operating agreement of BR Orlando JV Member, our preferred membership interest earns and shall be paid on a current basis a preferred return at the annual rate of 15.0% on the outstanding amount of our capital contributions made pursuant to our capital commitment. To date (i) we have fully funded our $3.6 capital commitment and (ii) Fund I has funded $4.9 million.

We are not required to make any additional capital contributions beyond our initial capital commitment. However, if BR Orlando JV Member makes an additional capital call and Fund I does not fully fund it, then we may elect to fund such shortfall as an additional capital contribution, in which case those contributions will accrue a preferred return at the annual rate of 20.0% on the outstanding amount of such capital contributions.

BR Orlando JV Member is required to redeem our preferred membership interest on the earlier of the date which is six (6) months following the maturity of the construction loan (including any extensions thereof but excluding refinancing), or any acceleration of the construction loan. On the redemption date, BR Orlando JV Member is required to pay us an amount equal to our outstanding net capital contributions to BR Orlando JV Member plus any accrued but unpaid preferred return. If BR Orlando JV Member does not redeem our preferred membership interest in full on the required redemption date, then any of our net capital contributions that remain outstanding shall accrue a preferred return at the rate of 20.0% per annum.

We have the right, in our sole discretion, to convert our preferred membership interest in BR Orlando JV Member into a common membership interest for a period of six (6) months from the date upon which 70% of the units in the UCF Orlando Property have been leased (the “Orlando Conversion Trigger Date”). Assuming that we and Fund I have made all capital contributions as required, and all accrued preferred returns have been paid to us, upon conversion we will receive a common membership interest of 31% of the aggregate common membership interest in BR Orlando JV Member (the “Orlando Expected Interest”), and the membership percentage of Fund I shall be adjusted accordingly. If the facts as of the Orlando Conversion Trigger Date are substantially different from the capital investment assumptions resulting in our receipt of the Orlando Expected Interest, then we and Fund I are required to confer and determine in good faith a new common membership interest percentage relative to our conversion.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restructuring of 23Hundred@Berry Hill Interests and Transition from Consolidation to Equity Method of Accounting

On December 9, 2014 the Company, through BEMT Berry Hill, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company’s Operating Partnership, entered into a series of transactions and agreements to restructure the ownership of Berry Hill.

Prior to the restructuring, the Company held a 25.1% indirect equity interest in Berry Hill, Fund III held a 28.4% indirect equity interest, BGF held a 29.0% indirect equity interest and Stonehenge 23Hundred JV Member, LLC, an affiliate of Stonehenge Real Estate Group, LLC, held the remaining 17.5% indirect equity interest plus a promote interest based on investment return hurdles for its service as developer of the property. These indirect equity interests were held in BR Stonehenge 23Hundred JV, LLC, a Delaware limited liability company, which owns 100% of 23Hundred, LLC, a Delaware limited liability company, which in turn owned 100% of Berry Hill.

Following the restructuring, Berry Hill was owned in tenancy-in-common interests, adjusted for the promote interest, as follows: (i) BEMT Berry Hill and Fund III, through 23Hundred, LLC, hold a 42.2287% undivided tenant-in-common interest in Berry Hill (the Company, through BEMT Berry Hill, LLC, owns a 19.8% indirect equity interest and Fund III owns a 22.4% indirect equity interest); (ii) BGF’s subsidiary, BGF 23Hundred, LLC, a Delaware limited liability company, holds a 22.9330% undivided tenant-in-common interest in Berry Hill; and (iii) Stonehenge 23Hundred JV Member LLC’s subsidiary, SH 23Hundred TIC, LLC, a Delaware limited liability company, holds a 34.8383% undivided tenant-in-common interest in Berry Hill.

As a result of the described restructuring, the Company no longer controlled the property through voting rights and so the Company deconsolidated the entity and began accounting for its investment in Berry Hill under the equity method of accounting beginning on December 9, 2014.

Note 8 – Mortgages Payable

The following table summarizes certain information as of December 31, 2014, with respect to the Company’s indebtedness (amounts in thousands).

Property	Outstanding Principal	Interest Rate	Fixed/ Floating	Maturity Date
Springhouse at Newport News	$22,515	5.66%	Fixed	January 1, 2020
Enders Place at Baldwin Park	25,475	4.30%	Fixed	November 1, 2022
MDA Apartments	37,600	5.35%	Fixed	January 1, 2023
Village Green of Ann Arbor	43,078	3.92%	Fixed	October 1, 2022
Lansbrook Village	42,357	4.44%	Fixed/Floating	March 31, 2018
Grande Lakes	29,444	1.82%	Floating	December 1, 2024
Total	200,469
Fair value adjustments	874
Total continuing operations	201,343
North Park Towers - held for sale	11,500	5.65%	Fixed	January 6, 2024
Total	$212,843

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Springhouse at Newport News Mortgage Payable

On December 3, 2009, the Company, through an indirect subsidiary (the “Springhouse Borrower”), entered into a $23.4 million loan with CW Capital LLC, a Massachusetts limited liability company, which is secured by the Springhouse property.  The loan was subsequently sold to the Federal Home Loan Mortgage Corporation (Freddie Mac).  The loan matures on January 1, 2020 and bears interest at a fixed rate of 5.66% per annum.  Monthly payments were interest-only for the first two years of the loan.  Yield maintenance payments will be required to the extent the loan is prepaid before the sixth month prior to the maturity date; during the period from the sixth month prior to the maturity date to the third month prior to the maturity date, a prepayment premium of 1% of the loan amount will be required, and thereafter the loan may be prepaid without penalty. The loan is nonrecourse to the Springhouse Borrower, with recourse carve-outs for certain deeds, acts or failures to act on the part of the Springhouse Borrower or any of its officers, members, managers or employees.

Enders Mortgage Payable

On October 2, 2012, the Company, through an indirect subsidiary (the “Enders Borrower”), entered into a $17.5 million loan with Jones Lang LaSalle Operations, LLC, an Illinois limited liability company, which is secured by the Enders property.  The loan was subsequently assigned to Freddie Mac.  The loan matures on November 1, 2022 and bears interest at a fixed rate of 3.97% per annum, with interest-only payments due for the first two years and fixed monthly payments of approximately $83,245, based on a 30-year amortization schedule, due thereafter.  Yield maintenance payments will be required to the extent the loan is prepaid before the sixth month prior to the maturity date; during the period from the sixth month prior to the maturity date to the third month prior to the maturity date, a prepayment premium of 1% of the principal being paid will be required, and thereafter the loan may be prepaid without penalty.  The loan is nonrecourse to the Enders Borrower, with recourse carve-outs for certain deeds, acts or failures to act on the part of the Enders Borrower or any of its officers, members, managers or employees.

On September 10, 2014, the Company, though an indirect subsidiary (the “Enders Borrower”), entered into a supplemental $8 million loan with Jones Lang LaSalle Operations, LLC, an Illinois limited liability company, which is secured by the Enders property. The loan was subsequently assigned to Freddie Mac. This loan matures on November 1, 2022 and bears interest at a fixed rate of 5.01% per annum, with interest-only payments due for the first year and fixed monthly payments of approximately $42,995, based on a 30-year amortization schedule, due thereafter. Yield maintenance payments will be required to the extent prepaid before the sixth month prior to the maturity date; during the period from the sixth month prior to the maturity date to the third month prior to the maturity date, a prepayment premium of 1% of the principal being prepaid will be required, and thereafter the loan may be prepaid without penalty. The loan is nonrecourse to the Enders Borrower, with recourse carve-outs for certain deeds, acts or failures to act on the part of the Enders Borrower or any of its officers, members, managers or employees.

MDA Mortgage Payable

On December 17, 2012, the Company, through an indirect subsidiary (the “MDA Borrower”), entered into a $37.6 million loan with MONY Life Insurance Companywhich is secured by the MDA property.  The loan matures on January 1, 2023 and bears interest at a fixed rate of 5.35% per annum, with three years of interest-only payments due initially and fixed monthly payments of approximately $209,964, based on a 30-year amortization schedule, due thereafter.  The loan may be prepaid, in full, at any time beginning in the third year of the term on at least 30 business days prior notice and the payment of a prepayment premium equal to the greater of (a) 1% of the principal balance and (b) a yield maintenance amount determined under the promissory note.  The loan is nonrecourse to the MDA Borrower, with recourse carve-outs for certain deeds, acts or failures to act on the part of the MDA Borrower or any of its officers, members, managers or employees.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Village Green Mortgage Payable

On September 12, 2012, the Company, through an indirect subsidiary (the “Village Green Borrower”), entered into a $43.2 million loan with KeyCorp Real Estate Capital Markets which is secured by the Village Green property. The loan was subsequently assigned to Freddie Mac. The loan matures on October 1, 2022 and bears interest at a fixed rate of 3.92% per annum, with interest-only payments due until November 1, 2014 and fixed monthly payments of $204,256, based on a 30-year amortization schedule, due thereafter. Yield maintenance payments will be required to the extent the loan is prepaid before the sixth month prior to the maturity date; during the period from the sixth month prior to the maturity date to the third month prior to the maturity date, a prepayment premium of 1% of the principal being prepaid will be required, and thereafter the loan may be prepaid without penalty. The loan is nonrecourse to the Village Green Borrower, with recourse carve-outs for certain deeds, acts or failures to act on the part of the Village Green Borrower or any of its officers, members, managers or employees.

Lansbrook Mortgage Payable

On March 21, 2014, the Company, through an indirect subsidiary (the “Lansbrook Borrower”), entered into a $48 million loan with General Electric Capital Corporationwhich is secured by the Lansbrook property. The $48.0 million is comprised of a $42.0 million initial advance and an additional $6.0 million of additional borrowing for the acquisition and improvement of additional units. At December 31, 2014, the Lansbrook Borrower has borrowed $357,485 of the $6.0 million of additional borrowable funds. The loan matures on March 31, 2018 and bears interest at a fixed rate 4.44% per annum, with interest-only payments due until May 1, 2016 and principal payments beginning thereafter based upon a 30-year amortization schedule. Yield maintenance payments will be required to the extent the loan is prepaid before the third month prior to the maturity date and thereafter the loan may be prepaid without penalty. At the time of repayment, whether prepaid or paid at maturity, a $240,000 exit fee is due to the lender. The loan is nonrecourse to the Lansbrook Borrower, with recourse carve-outs for certain deeds, acts or failures to act on the part of the Lansbrook Borrower or any of its officers, members, managers or employees.

ARIUM Grande Lakes Mortgage Payable

On November 4, 2014, the Company, through an indirect subsidiary (the “ARIUM Grande Lakes Borrower”), entered into a $29.44 million loan with Walker & Dunlop, LLC which is secured by the ARIUM Grande Lakes property. The loan matures on December 1, 2024 and bears interest at a floating rate of LIBOR plus 1.67%, with interest-only payments due for the entire loan term. A prepayment premium in the amount of 5% of the principal being prepaid will be required to the extent that principal is prepaid in the first loan year; during the period from the second loan year to the fourth month prior to the maturity date, a prepayment premium of 1% of the prepayment amount will be required, and thereafter the loan may be prepaid without penalty. The loan is nonrecourse to the ARIUM Grande Lakes Borrower, with recourse carve-outs for certain deeds, acts or failures to act on the part of the ARIUM Grande Lakes Borrower or any of its officers, members, managers or employees.

North Park Towers Mortgage Payable

On December 24, 2013, the Company, through an indirect subsidiary (the “North Park Borrower”), entered into an $11.5 million loan with Arbor Commercial Mortgage, LLC which is secured by the North Park property. The loan matures on January 6, 2024 and bears interest at a fixed rate of 5.65% per annum, with interest-only payments due until February 6, 2016 and principal payments beginning thereafter based on a 30-year amortization. To the extent that principal is prepaid prior to October 6, 2023, a prepayment penalty will be required and shall be the greater of the Yield Maintenance Amount, as defined in the agreement, or 4% of the unpaid outstanding principal balance. The loan may be prepaid in full at any time between October 6, 2023 and January 6, 2024 with no prepayment penalty. The loan is nonrecourse to the North Park Borrower, with recourse carve-outs for certain deeds, acts or failures to act on the part of the North Park Borrower or any of its officers, members, managers or employees.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2015	$1,411
2016	2,707
2017	3,026
2018	43,635
2019	2,573
Thereafter	158,617
$211,969
Add: Unamortized fair value debt adjustment	874
Total	$212,843

The net book value of real estate assets providing collateral for these above borrowings were $288.4 million at December 31, 2014.

Note 9 – Line of Credit

As of December 31, 2013, the outstanding balance on the Company's working capital line of credit provided by Fund II and Fund III, both of which are affiliates of Bluerock, was $7.6 million.  On April 2, 2014, the line of credit was paid in full with proceeds from the IPO and extinguished.

Note 10 – Fair Value Measurement Financial Instruments

As of December 31, 2014 and 2013, the Company believes the carrying value of cash and cash equivalents, accounts receivable, due to and from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities.  As of December 31, 2014, the carrying value and approximate fair value of mortgages payable, as presented on the consolidated balance sheet, were $212.8 million and $215.8 million, respectively, inclusive of the North Park Towers mortgage payable, which is classified as held for sale.  The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs, as defined in ASC Topic 820, “Fair Value Measurement”) for similar types of borrowing arrangements.

Note 11 – Related Party Transactions

In connection with the Company’s investments in the Enders Place at Baldwin Park, Berry Hill and MDA Apartments, it entered into a line of credit agreement with Fund II and Fund III. As of December 31, 2013, the outstanding balance on the Company's working capital line of credit provided by Fund II and Fund III, both of which are affiliates of Bluerock, was $7.6 million.  On April 2, 2014, the line of credit was paid in full with proceeds of the IPO and extinguished.

In connection with the Company’s acquisition of an interest in the Villas at Oak Crest, the Company assumed a receivable of $0.3 million from Fund II related to accrued interest on Fund II’s investment in the Villas at Oak Crest prior to the contribution of their interest to the Company. As of December 31, 2014, the Company has a payable to Fund II for this amount.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management Agreement

The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the investment guidelines and other policies that are approved and monitored by the Company’s board of directors. The Manager acts under the supervision and direction of the Board. Specifically, the Manager is responsible for (1) the selection, purchase and sale of the Company’s investment portfolio, (2) the Company’s financing activities, and (3) providing the Company with advisory and management services. The Manager provides the Company with a management team, including a chief executive officer, president, chief accounting officer and chief operating officer, along with appropriate support personnel. None of the officers or employees of the Manager are dedicated exclusively to the Company.

We pay the Manager a base management fee in an amount equal to the sum of: (A) 0.25% of the Company’s stockholders’ existing and contributed equity prior to the IPO and in connection with our contribution transactions, per annum, calculated quarterly based on the Company’s stockholders’ existing and contributed equity for the most recently completed calendar quarter and payable in quarterly installments in arrears, and (B) 1.5% of the equity per annum of the Company’s stockholders who purchase shares of the Company’s Class A common stock, calculated quarterly based on their equity for the most recently completed calendar quarter and payable in quarterly installments in arrears. The base management fee is payable independent of the performance of the Company’s investments. The base management fee expense for the Manager was $0.7 million for the year ended December 31, 2014.

The Company also pays the Manager an incentive fee with respect to each calendar quarter in arrears. The incentive fee is equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) the Company’s adjusted funds from operations, or AFFO, for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in the IPO and in future offerings and transactions, multiplied by the weighted average number of all shares of the Company’s Class A common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of Class A common stock, LTIP Units, and other shares of common stock underlying awards granted under the Incentive Plans and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to the IPO or in the contribution transactions, and (B) 8%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless AFFO is greater than zero for the four most recently completed calendar quarters, or the number of completed calendar quarters since the closing date of the IPO, whichever is less. For purposes of calculating the incentive fee during the first 12 months after completion of the IPO, AFFO will be determined by annualizing the applicable period following completion of the IPO. One half of each quarterly installment of the incentive fee will be payable in LTIP Units, calculated pursuant to the formula above. The remainder of the incentive fee will be payable in cash or in LTIP Units, at the election of the Board, in each case calculated pursuant to the formula above. Incentive fees to the Manager of $0.2 million were recorded during the year ended December 31, 2014.

Management fee expense of $1.0 million was recorded as part of general and administrative expenses for the year ended December 31, 2014 related to the LTIP Units granted in connection with the IPO. The expense recognized during 2014 was based on $12.42, which represents the closing share price for the Company’s Class A common stock on December 31, 2014.

The Company is also required to reimburse the Manager for certain expenses and pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The Manager waived all reimbursements for the year ended December 31, 2014.

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

During the initial three-year term of the Management Agreement, the Company may not terminate the Management Agreement except as described above or in the following circumstance: At the earlier of (i) April 2, 2017 (three years following the completion of the IPO), and (ii) the date on which the value of the Company’s stockholders’ equity exceeds $250.0 million, the Board may, but is not obligated to, internalize the Company’s management. The Manager may terminate the Management Agreement if it becomes required to register as an investment company under the Investment Company Act, with such termination deemed to occur immediately before such event, in which case the Company would not be required to pay a termination fee. In addition, if the Company defaults in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to the Company, the Manager may terminate the Management Agreement upon 60 days’ written notice. If the Management Agreement is terminated by the Manager upon a breach by the Company, the Company is required to pay the Manager the termination fee described above.

The Manager may retain, at its sole cost and expense, the services of such persons and firms as the Manager deems necessary in connection with our management and operations (including accountants, legal counsel and other professional service providers), provided that such expenses are in amounts no greater than those that would be payable to third-party professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis. The Manager has in the past retained, and going forward may retain Konig & Associates, P.C., a professional corporation wholly-owned by Michael L. Konig, the Company’s Chief Operating Officer, Secretary and General Counsel, to provide transaction based legal services, if the Manager determines that such retention would be less expensive than retaining third party professionals. There were no fees and expenses payable by the Company to Konig & Associates, P.C. in 2013. The Company has incurred $0.2 million in fees and expenses during the year ended December 31, 2014 for the firm’s transaction-related work on the contribution transactions, the IPO and the October 2014 Follow-On Offering.

Prior and Terminated Advisory Agreement

Prior to the entry by the Company into the Management Agreement upon the completion of the IPO and the concurrent termination of the Advisory Agreement, the Former Advisor performed essentially the same duties and responsibilities as the Company’s new Manager. The Advisory Agreement had a one-year term expiring October 14, 2014, and was renewable for an unlimited number of successive one-year periods upon the mutual consent of the Company and its Advisor.

The Former Advisor was entitled to receive a monthly asset management fee for the services it provided pursuant to the Advisory Agreement. For 2013 and subsequent, the monthly asset management fee was one-twelfth of 0.65% of the higher of the cost or the value of each asset, where (A) cost equals the amount actually paid, excluding acquisition fees and expenses, to purchase each asset it acquires, including any debt attributable to the asset (including any debt encumbering the asset after acquisition), provided that, with respect to any properties the Company develops, constructs or improves, cost will include the amount expended by the Company for the development, construction or improvement, and (B) the value of an asset is the value established by the most recent independent valuation report, if available, without reduction for depreciation, bad debts or other non-cash reserves.  The asset management fee was based only on the portion of the cost or value attributable to our investment in an asset if the Company did not own all of an asset.

Pursuant to the Advisory Agreement, the Former Advisor was entitled to receive an acquisition fee for its services in connection with the investigation, selection, sourcing, due diligence and acquisition of a property or investment.  For 2013 and subsequent, the acquisition fee was 2.50% of the purchase price. The purchase price of a property or investment was equal to the amount paid or allocated to the purchase, development, construction or improvement of a property, inclusive of expenses related thereto, and the amount of debt associated with such real property or investment. The purchase price allocable for joint venture investments was equal to the product of (1) the purchase price of the underlying property and (2) the Company’s ownership percentage in the joint venture. Total acquisition and disposition expenses of $5.7 million and $0.3 million were incurred during the years ended December 31, 2014 and 2013, respectively, of which $2.2 million and $0.3 million were for the Former Advisor for the years ended December 31, 2014 and 2013, respectively.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Former Advisor was also entitled to receive a financing fee for any loan or line of credit, made available to the Company. The Former Advisor was entitled to re-allow some, or all, of this fee to reimburse third parties with whom it subcontracted to procure such financing for the Company. On October 21, 2013, the Company amended its Advisory Agreement to decrease the financing fee from 1.0% to 0.25% of any loan made to the Company. In addition, to the extent the Former Advisor provided a substantial amount of services in connection with the disposition of one or more of our properties or investments (except for securities traded on a national securities exchange), the Former Advisor would receive fees equal to the lesser of (A) 1.5% of the sales price of each property or other investment sold or (B) 50% of the selling commission that would have been paid to a third-party broker in connection with such a disposition. In no event were disposition fees paid to the Former Advisor or its affiliates and unaffiliated third parties to exceed, in the aggregate, 6% of the contract sales price. On October 21, 2013, the Company amended its Advisory Agreement to change the disposition fee to only 1.5% of the sales price of each property or other investment sold, such that the disposition fee was no longer determined based on selling commissions payable to third-party sales brokers.

In addition to the fees payable to the Former Advisor, the Company reimbursed the Former Advisor for all reasonable expenses incurred in connection with services provided to the Company, subject to the limitation that it would not reimburse any amount that would cause the Company’s total operating expenses at the end of the four preceding fiscal quarters to exceed the greater of 2% of our average invested assets or 25% of its net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period.  Notwithstanding the above, the Company was permitted to reimburse amounts in excess of the limitation if a majority of its independent directors determined such excess amount was justified based on unusual and non-recurring factors. If such excess expenses were not approved by a majority of the Company’s independent directors, the Former Advisor was required to reimburse us at the end of the four fiscal quarters the amount by which the aggregate expenses during the period paid or incurred by us exceeded the limitations provided above.  The Company was not permitted to reimburse the Former Advisor for personnel costs in connection with services for which the Former Advisor received acquisition, asset management or disposition fees.  Due to the limitation discussed above and because operating expenses incurred directly by the Company exceeded the 2% threshold, the Board, including all of its independent directors, reviewed the total operating expenses for the four fiscal quarters ended December 31, 2013 and the Company’s total operating expenses for the four fiscal quarters ended March 31, 2014 and unanimously determined the excess amounts to be justified because of the costs of operating a public company in its early stage of operation and the Company’s initial difficulties with raising capital were considered to be non-recurring in nature.  As the Board has previously approved such expenses, all operating expenses for the year ended 2013 and the three months ended March 31, 2014 have been expensed as incurred.

The Company had issued 1,000 shares of convertible stock, par value $0.01 per share, to the Former Advisor, pursuant to the Advisory Agreement, upon completion of the IPO were convertible to shares of common stock if and when: (A) the Company has made total distributions on the then outstanding shares of its common stock equal to the original issue price of those shares plus an 8% cumulative, non-compounded, annual return on the original issue price of those shares or (B) subject to specified conditions, the Company listed its common stock for trading on a national securities exchange. We listed shares of our Class A common stock on the NYSE MKT on March 28, 2014. At that time, the terms for converting the convertible stock would not be achieved and so we amended our charter on March 26, 2014 to remove the convertible stock as an authorized class of our capital stock.

In general, under the Advisory Agreement, the Company contracted property management services for certain properties directly to non-affiliated third parties, in which event it was to pay the Former Advisor an oversight fee equal to 1% of monthly gross revenues of such properties.

All of the Company’s executive officers, and some of its directors, are also executive officers, managers and/or holders of a direct or indirect controlling interest in the Manager and other Bluerock-affiliated entities.  As a result, they owe fiduciary duties to each of these entities, their members, limited partners and investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to the Company and its stockholders.

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

During the first quarter of 2014, the Company was reimbursed approximately $0.5 million by our Former Advisor for certain organizational and offering costs related to the Company's continuous registered offering on Form S-11.

Bluerock Property Management, LLC

The Company incurred $0.1 million in property management fees to Bluerock Property Management, LLC, an affiliate of the Company, on behalf of the North Park Towers property during the year ended December 31, 2014.

Pursuant to the terms of the Advisory Agreement and the Management Agreement, summarized below are the related party amounts payable to our Former Advisor and the Manager, as of December 31, 2014 and December 31, 2013.

	December 31, 2014	December 31, 2013
Amounts Payable to the Former Advisor under our Prior and Terminated Advisory Agreement
Asset management and oversight fees	$404	$966
Acquisition fees and disposition fees	740	801
Financing fees	36	36
Reimbursable operating expenses	—	295
Reimbursable offering costs	—	193
Reimbursable organizational costs	—	50
Total payable to the Former Advisor	1,180	2,341

Amounts Payable to the Manager under the New Management Agreement
Base management fee	310	—
Incentive fee	146	—
Other	7	—
Total amounts payable to Former Advisor and Manager	$1,643	$2,341

As of December 31, 2014 and 2013, we had $0.3 million and $17,748, respectively, in payables due to related parties other than our Manager and Former Advisor.

As of December 31, 2014 and 2013, we had $0.6 million and $8,960, respectively, in receivables due to us from related parties other than our Manager and Former Advisor.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 – Stockholders’ Equity

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

The following table reconciles the components of basic and diluted net loss per common share (amounts in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2014	2013

Net loss from continuing operations attributable to common stockholders	$(5,288)	$(2,777)
Dividends on restricted stock expected to vest	(7)	(11)
Gain on redemption of common stock(2)	-	2
Basic net loss from continuing operations attributable to common stockholders	$(5,295)	$(2,786)
Basic net income (loss) from discontinued operations attributable to common stockholders	$116	$(194)

Weighted average common shares outstanding(3)	5,381,787	1,032,339

Potential dilutive shares(1)	-	-
Weighted average common shares outstanding and potential dilutive shares(4)	5,381,787	1,032,339

Basic loss from continuing operations per share	$(0.98)	$(2.70)
Basic income (loss) from discontinued operations per share	$0.02	$(0.19)

Diluted loss from continuing operations per share	$(0.98)	$(2.70)
Diluted income (loss) from discontinued operations per share	$0.02	$(0.19)

The number of shares and per share amounts for the prior period have been retroactively restated to reflect the two reverse stock splits of the Class B common stock discussed below.

(1)	Excludes 5,280 shares of Class B common stock and 212,263 OP Units for the year ended December 31, 2014, respectively, and 6,992 shares of Class B common stock for the year ended December 31, 2013, related to non-vested restricted stock and OP Units, as the effect would be anti-dilutive. Also excludes any potential dilution related to the 1,000 shares of convertible stock outstanding as of December 31, 2013, as there would be no conversion into common shares.

(2)	Represents the difference between the fair value and carrying amount of the common stock upon redemption.

(3)	For 2014, amounts relate to shares of the Company’s Class B-1, B-2, B-3 common stock and LTIP Units outstanding. For 2013, amounts relate to common shares outstanding.

(4)	For 2014, amounts relate to shares of the Company’s Class A, Class B-1, B-2, B-3 common stock and LTIP Units outstanding and exclude OP Units as the effect would be anti-dilutive. For 2013, amounts relate to common shares outstanding.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Class B Common Stock

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

Operating Partnership and Long-Term Incentive Plan Units

On April 2, 2014, concurrently with the completion of the IPO, the Company entered into the Second Amended and Restated Agreement of Limited Partnership of its Operating Partnership, Bluerock Residential Holdings, L.P. Pursuant to the amendment, the Company is the sole general partner of the Operating Partnership and may not be removed as general partner by the limited partners with or without cause. The limited partners of the Operating Partnership are Bluerock REIT Holdings, LLC, our Manager, BR-NPT Springing Entity, LLC, or NPT, Bluerock Property Management, LLC (“BPM”), and the Former Advisor, Bluerock Multifamily Advisor, LLC, all of which are affiliates of the Company.

Prior to the completion of the IPO, the Company owned, directly and indirectly, 100% of the limited partnership units in the Operating Partnership. Effective as of the completion of the IPO, limited partners other than the Company owned approximately 9.87% of the Operating Partnership (4.59% are held by OP Unit holders and 5.28% are held by LTIP Unit holders.) Effective as of the completion of the October 2014 Follow-On Offering, limited partners other than the Company owned approximately 6.61% of the Operating Partnership (3.07% are held by OP Unit holders and 3.54% are held by LTIP Unit holders.)

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Partnership Agreement, as amended, provides, among other things, that the Operating Partnership initially has two classes of limited partnership interests, which are units of limited partnership interest (“OP Units”), and the Operating Partnership’s long-term incentive plan units (“LTIP Units”). In calculating the percentage interests of the partners in the Operating Partnership, LTIP Units are treated as OP Units. In general, LTIP Units will receive the same per-unit distributions as the OP Units. Initially, each LTIP Unit will have a capital account balance of zero and, therefore, will not have full parity with OP Units with respect to any liquidating distributions. However, the Partnership Agreement Amendment provides that “book gain,” or economic appreciation, in the Company’s assets realized by the Operating Partnership as a result of the actual sale of all or substantially all of the Operating Partnership’s assets, or the revaluation of the Operating Partnership’s assets as provided by applicable U.S. Department of Treasury regulations, will be allocated first to the holders of LTIP Units until their capital account per unit is equal to the average capital account per-unit of the Company’s OP Unit holders in the Operating Partnership. We expect that the Operating Partnership will issue OP Units to limited partners, and the Company, in exchange for capital contributions of cash or property, and will issue LTIP Units pursuant to the Company’s 2014 Equity Incentive Plan for Individuals and 2014 Equity Incentive Plan for Entities (collectively the “Incentive Plans”), to persons who provide services to the Company, including the Company’s officers, directors and employees.

Pursuant to the Partnership Agreement, as amended, any holders of OP Units, other than the Company or its subsidiaries, will receive redemption rights which, subject to certain restrictions and limitations, will enable them to cause the Operating Partnership to redeem their OP Units in exchange for cash or, at the Company’s option, shares of the Company’s Class A common stock, on a one-for-one basis. The Company has agreed to file, not earlier than one year after the closing of the IPO, one or more registration statements registering the issuance or resale of shares of its Class A common stock issuable upon redemption of the OP Units issued upon conversion of LTIP Units, which include those issued to the Manager and the Former Advisor. Subject to certain exceptions, the Operating Partnership will pay all expenses in connection with the exercise of registration rights under the Partnership Agreement.

Share Repurchase Plan and Redeemable Common Stock

On June 27, 2013, the Company’s Board decided to explore strategic alternatives to enhance the growth of its portfolio. In anticipation of its review of strategic alternatives, the Board, including all of the Company’s independent directors, voted to suspend the Company’s share repurchase plan as of June 27, 2013 through the third quarter of 2013.  In addition, the Board, including all of the Company’s independent directors, voted to suspend payment of pending repurchase requests under the share repurchase plan that were queued as of June 27, 2013 for repurchase.

On August 23, 2013, the Board, including all of the Company’s independent directors, voted to terminate the Company’s Distribution Reinvestment Plan.  The termination of the plan eliminated the source of proceeds for the repurchase of shares under the share repurchase plan and, therefore, the Board, including all of the Company’s independent directors, voted to terminate the share repurchase plan effective as of September 9, 2013.

The aggregate amount of any accrued redemptions and redeemable common stock were reclassified back to additional paid-in capital at that time.

Stock-based Compensation for Independent Directors

Prior to the Company’s IPO on April 2, 2014, the Company’s independent directors received an automatic grant of 5,000 shares of restricted stock on the initial effective date of the continuous registered offering and received an automatic grant of 2,500 shares of restricted stock when such directors were re-elected at each annual meeting of the Company’s stockholders thereafter through the 2013 annual meeting held on August 5, 2013. The restricted stock vested 20% at the time of the grant and 20% on each anniversary thereafter over four years from the date of the grant. All restricted stock receive distributions, whether vested or unvested. The value of the restricted stock granted was determined at the date of grant. Commencing with the Company’s IPO, the Directors will no longer receive automatic grants upon appointment or reelection at each annual meeting of the Company’s stockholders.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s non-vested shares as of December 31, 2014 and 2013, is as follows (amounts in thousands, except share amounts):

Non-Vested shares	Shares(1)	Weighted average grant-date fair value(1)
Balance at January 1, 2013	7,252	$165
Granted	3,297	75
Vested	(3,956)	(90)
Forfeited	—	—
Balance at December 31, 2013	6,593	150
Granted	—	—
Vested	2,637	(60)
Forfeited	—	—
Balance at December 31, 2014	3,956	$90

(1) The number of shares and per share amounts for the prior period have been retroactively restated to reflect the two reverse stock splits of the Class B common stock discussed above.

At December 31, 2014, there was $71,250 of total unrecognized compensation cost related to unvested restricted stocks granted under the independent director compensation plan. The original cost is expected to be recognized over a period of four years.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Distributions

On December 27, 2013, the Board authorized, and the Company declared, distributions on its common stock for the month of January 2014 at a rate of $0.05945211 per share to stockholders of record at the close of business on January 31, 2014. Distributions payable to each stockholder of record were paid in cash on February 3, 2014.

On March 13, 2014, the Board authorized, and the Company declared, distributions on its common stock for the month of February 2014 at a rate of $0.05369868 per share for stockholders of record at the end of business on February 28, 2014. Distributions payable to each stockholder of record were paid in cash on or before the 15th day of the following month.

On April 8, 2014, the Board declared monthly dividends for the second quarter of 2014 equal to a quarterly rate of $0.29 per share on both the Company’s Class A common stock and Class B common stock, payable to the stockholders of record as of April 25, 2014, May 25, 2014 and June 25, 2014, which were paid in cash on May 5, 2014, June 5, 2014 and July 5, 2014, respectively.

The declared dividends equal a monthly dividend on the Class A common stock and Class B common stock as follows: $0.096666 per share for the distributions paid to stockholders of record as of April 25, 2014, and $0.096667 per share for the distributions paid to stockholders of record as of May 25, 2014 and June 25, 2014. A portion of each distribution may constitute a return of capital for tax purposes.

On July 10, 2014, the Board declared monthly dividends for the third quarter of 2014 equal to a quarterly rate of $0.29 per share on both the Company’s Class A common stock and Class B common stock, payable to the stockholders of record as of July 25, 2014, August 25, 2014 and September 25, 2014, which were paid in cash on August 5, 2014, September 5, 2014 and October 5, 2014, respectively.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On October 10, 2014, the Board declared monthly dividends for the fourth quarter of 2014 equal to a quarterly rate of $0.29 per share on both the Company’s Class A common stock and Class B common stock, payable to the stockholders of record as of October 25, 2014, November 25, 2014 and December 25, 2014, which was paid in cash on November 5, 2014, December 5, 2014 and January 5, 2015, respectively.

The declared dividends equal a monthly dividend on the Class A common stock and Class B common stock as follows: $0.096666 per share for the dividend paid to stockholders of record as of October 25, 2014, and $0.096667 per share for the dividend paid to stockholders of record as of November 25, 2014, and December 25, 2014. A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate.

Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

Distributions paid for the year ended December 31, 2014 were as follows (amounts in thousands):

	Distributions
2014	Declared	Paid
First Quarter
Common Stock	$273	$416
Class A Common Stock	-	-
Class B-1 Common Stock	-	-
Class B-2 Common Stock	-	-
Class B-3 Common Stock	-	-
OP Units	-	-
LTIP Units	-	-
Total	$273	$416
Second Quarter
Common Stock	$-	$-
Class A Common Stock	1,303	869
Class B-1 Common Stock	103	68
Class B-2 Common Stock	103	68
Class B-3 Common Stock	103	68
OP Units	82	54
LTIP Units	94	63
Total	$1,788	$1,190
Third Quarter
Common Stock	$-	$-
Class A Common Stock	1,303	1,303
Class B-1 Common Stock	103	103
Class B-2 Common Stock	103	103
Class B-3 Common Stock	103	103
OP Units	82	82
LTIP Units	94	94
Total	$1,788	$1,788
Fourth Quarter
Common Stock	$-	$-
Class A Common Stock	2,183	1,890
Class B-1 Common Stock	103	103
Class B-2 Common Stock	103	103
Class B-3 Common Stock	103	103
OP Units	82	82
LTIP Units	94	94
Total	$2,668	$2,375

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 14 – Economic Dependency

The Company is dependent on its Manager, an affiliate of Bluerock, to provide certain external management services that are essential to the Company, including the identification, evaluation, negotiation, purchase and disposition of properties and other investments; management of the daily operations of its real estate portfolio; and other general and administrative responsibilities. In the event that the Manager or its affiliates are unable to provide the respective services, the Company will be required to obtain such services from other sources.

Note 15 – Subsequent Events

January 2015 Follow-On Offering

On January 20, 2015, the Company closed its January 2015 Follow-On Offering of 4,600,000 shares of Class A common stock, par value $0.01 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC, pursuant to a registration statement on Form S-3 (File No. 333-200359) filed with the SEC on November 19, 2014 and declared effective on December 19, 2014. The public offering price of $12.50 per share was announced on January 14, 2015. Net proceeds of the January 2015 Follow-On Offering were approximately $53.7 million after deducting underwriting discounts and commissions and estimated offering costs.

Acquisition of Alexan Southside Interests

On January 12, 2015, through a wholly-owned subsidiary of its Operating Partnership, BRG Southside, LLC,, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, which are affiliates of the Company’s Manager, and an affiliate of Trammell Crow Residential to develop an approximately 269-unit class A, apartment community located in Houston, Texas, to be known as Alexan Southside. Alexan Southside will be developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC, as tenant under an 85-year ground lease. We have made a capital commitment $17.4 million to acquire 100% of the preferred equity interests in BRG Southside, LLC.

Sale of 23Hundred@Berry Hill Interests

On January 14, 2015, the Company, along with the other two holders of tenant-in-common interests in Berry Hill, sold their interests to 2300 Berry Hill General Partnership, an unaffiliated third party. The aggregate purchase price was $61.2 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for payment of the existing mortgage indebtedness and payment of closing costs and fees, the sale of the Company’s interest in Berry Hill generated net proceeds of approximately $7.3 million to the Company.

Distributions Declared

  On January 9, 2015, the Company’s Board declared monthly dividends for the first quarter of 2015 equal to a quarterly rate of $0.29 per share on the Company’s Class A common stock and Class B common stock, payable to the stockholders of record as of January 25, 2015, February 25, 2015 and March 25, 2015, which will be paid in cash on February 5, 2015, March 5, 2015 and April 5, 2015, respectively. Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The declared dividends equal a monthly dividend on the Class A common stock and Class B common stock as follows: $0.096666 per share for the dividend paid to stockholders of record as of January 25, 2015, and $0.096667 per share for the dividend paid to stockholders of record as of February 25, 2015, and March 25, 2015. A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate.

Issuance of LTIP Units for Payment of the Fourth Quarter 2014 Incentive Fee to the Manager

On February 18, 2015, the Company issued 10,896 LTIP Units to its Manager in order to settle the payment of $146,464 due to the Manager for the incentive fee earned in the fourth quarter of 2014.

Distributions Paid

       The following distributions have been paid subsequent to December 31, 2014 (amounts in thousands):

Distributions Paid
January 5, 2015 (to stockholders of record as of December 25, 2014)
Class A Common Stock	$729
Class B-1 Common Stock	34
Class B-2 Common Stock	34
Class B-3 Common Stock	34
OP Units	27
LTIP Units	31
Total	$889
February 5, 2015 (to stockholders of record as of January 25, 2015)
Class A Common Stock	$1,173
Class B-1 Common Stock	34
Class B-2 Common Stock	34
Class B-3 Common Stock	34
OP Units	27
LTIP Units	31
Total	$1,333

EXHIBIT INDEX

Effective February 22, 2013, Bluerock Enhanced Multifamily Trust, Inc. changed its name to Bluerock Multifamily Growth REIT, Inc. Effective November 19, 2013, Bluerock Multifamily Growth REIT, Inc. changed its name to Bluerock Residential Growth REIT, Inc. Effective February 27, 2013, Bluerock Enhanced Multifamily Advisor, LLC and Bluerock Enhanced Multifamily Holdings, L.P. changed their names to Bluerock Multifamily Advisor, LLC and Bluerock Multifamily Holdings, L.P., respectively. Effective November 19, 2013, Bluerock Multifamily Holdings, L.P. changed its name to Bluerock Residential Holdings, L.P. With respect to documents executed prior to the name change, the following Exhibit Index refers to the entity names used prior to the name changes in order to accurately reflect the names of the entities that appear on such documents.

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

3.2	Articles of Amendment of the Company, incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-184006)

3.3	Second Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

3.4	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, dated March 26, 2014, incorporated by reference to Exhibit 3.6 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

3.5	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, dated March 26, 2014, incorporated by reference to Exhibit 3.7 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

3.6	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, dated March 31, 2014, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed April 1, 2014

3.7	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, dated March 31, 2014, incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed April 1, 2014

3.8	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

3.9	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

4.1	LTIP Unit Vesting Agreement, between and among the Company, Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated April 2, 2014, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

4.2	Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated April 2, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

4.3	Registration Rights Agreement by and among Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund III, LLC, BR SOIF II Manager, LLC, BR SOIF III Manager, LLC and the Company, dated April 2, 2014, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on April 8, 2014

4.4	Registration Rights Agreement among BR-NPT Springing Entity, LLC, BR-North Park Towers, LLC and the Company, dated April 2, 2014, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on April 8, 2014

4.5	Tax Protection Agreement by and among the Company, Bluerock Residential Holdings, L.P. and BR-NPT Springing Entity, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on April 8, 2014

4.6	Lock-Up Agreement by Bluerock Multifamily Advisor, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014, incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

4.7	Lock-Up Agreement by Bluerock Property Management, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014, incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

4.8	Lock-Up Agreement by Bluerock Real Estate, L.L.C. in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014, incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

4.9	Lock-Up Agreement by Bluerock REIT Holdings, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014, incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

4.10	Lock-Up Agreement by the Company in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014, incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

4.11	Lock-Up Agreement by Bluerock Residential Holdings, L.P. in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014, incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

4.12	Lock-Up Agreement by Bluerock Special Opportunity + Income Fund II, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014, incorporated by reference to Exhibit 4.8 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

4.13	Lock-Up Agreement by Bluerock Special Opportunity + Income Fund III, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014, incorporated by reference to Exhibit 4.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

4.14	Lock-Up Agreement by BR SOIF II Manager, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014, incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

4.15	Lock-Up Agreement by BR SOIF III Manager, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014, incorporated by reference to Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

4.16	Lock-Up Agreement by BRG Manager, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014, incorporated by reference to Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

4.17	Lock-Up Agreement by BR-NPT Springing Entity, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014, incorporated by reference to Exhibit 4.13 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

4.18	Lock-Up Agreement by James G. Babb, III in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014, incorporated by reference to Exhibit 4.14 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

4.19	Lock-Up Agreement by Brian D. Bailey in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014, incorporated by reference to Exhibit 4.15 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

4.20	Lock-Up Agreement by Gary T. Kachadurian in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014, incorporated by reference to Exhibit 4.16 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

4.21	Lock-Up Agreement by R. Ramin Kamfar in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014, incorporated by reference to Exhibit 4.17 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

4.22	Lock-Up Agreement by Michael L. Konig in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014, incorporated by reference to Exhibit 4.18 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

4.23	Lock-Up Agreement by Ryan S. MacDonald in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014, incorporated by reference to Exhibit 4.19 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

4.24	Lock-Up Agreement by I. Bobby Majumder in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014, incorporated by reference to Exhibit 4.20 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

4.25	Lock-Up Agreement by Jordan B. Ruddy in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014, incorporated by reference to Exhibit 4.21 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

4.26	Lock-Up Agreement by Romano Tio in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 201, incorporated by reference to Exhibit 4.22 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

4.27	Lock-Up Agreement by Christopher J. Vohs in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated March 28, 2014, incorporated by reference to Exhibit 4.23 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

4.28	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and R. Ramin Kamfar, dated April 2, 2014, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed April 8, 2014

4.29	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Gary T. Kachadurian, dated April 2, 2014, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed April 8, 2014

4.30	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Michael L. Konig, dated April 2, 2014, incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed April 8, 2014

4.31	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Christopher J. Vohs, dated April 2, 2014, incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed April 8, 2014

4.32	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and I. Bobby Majumder, dated April 2, 2014, incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed April 8, 2014

4.33	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Brian D. Bailey, dated April 2, 2014, incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed April 8, 2014

4.34	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Romano Tio, dated April 2, 2014, incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed April 8, 2014

4.35	Lock-Up Agreement by Bluerock Multifamily Advisor, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014

4.36	Lock-Up Agreement by Bluerock Property Management, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014

4.37	Lock-Up Agreement by Bluerock Real Estate, L.L.C. in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014

4.38	Lock-Up Agreement by Bluerock REIT Holdings, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014

4.39	Lock-Up Agreement by the Company in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014

4.40	Lock-Up Agreement by Bluerock Residential Holdings, L.P. in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014

4.41	Lock-Up Agreement by Bluerock Special Opportunity + Income Fund II, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014

4.42	Lock-Up Agreement by Bluerock Special Opportunity + Income Fund III, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014

4.43	Lock-Up Agreement by BR SOIF II Manager, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014

4.44	Lock-Up Agreement by BR SOIF III Manager, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014

4.45	Lock-Up Agreement by BRG Manager, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014

4.46	Lock-Up Agreement by BR-NPT Springing Entity, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014

4.47	Lock-Up Agreement by James G. Babb, III in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014

4.48	Lock-Up Agreement by Brian D. Bailey in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014

4.49	Lock-Up Agreement by Gary T. Kachadurian in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014

4.50	Lock-Up Agreement by R. Ramin Kamfar in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014

4.51	Lock-Up Agreement by Michael L. Konig in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014

4.52	Lock-Up Agreement by Ryan S. MacDonald in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014

4.53	Lock-Up Agreement by I. Bobby Majumder in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014

4.54	Lock-Up Agreement by Jordan B. Ruddy in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014

4.55	Lock-Up Agreement by Romano Tio in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014

4.56	Lock-Up Agreement by Christopher J. Vohs in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014

4.57	Lock-Up Agreement by Bluerock Multifamily Advisor, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015

4.58	Lock-Up Agreement by Bluerock Property Management, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015

4.59	Lock-Up Agreement by Bluerock Real Estate, L.L.C. in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015

4.60	Lock-Up Agreement by Bluerock REIT Holdings, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015

4.61	Lock-Up Agreement by the Company in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015

4.62	Lock-Up Agreement by Bluerock Residential Holdings, L.P. in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015

4.63	Lock-Up Agreement by Bluerock Special Opportunity + Income Fund II, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015

4.64	Lock-Up Agreement by Bluerock Special Opportunity + Income Fund III, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015

4.65	Lock-Up Agreement by BR SOIF II Manager, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015

4.66	Lock-Up Agreement by BR SOIF III Manager, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015

4.67	Lock-Up Agreement by BRG Manager, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015

4.68	Lock-Up Agreement by BR-NPT Springing Entity, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015

4.69	Lock-Up Agreement by James G. Babb, III in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015

4.70	Lock-Up Agreement by Brian D. Bailey in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015

4.71	Lock-Up Agreement by Gary T. Kachadurian in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015

4.72	Lock-Up Agreement by R. Ramin Kamfar in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015

4.73	Lock-Up Agreement by Michael L. Konig in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015

4.74	Lock-Up Agreement by Ryan S. MacDonald in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015

4.75	Lock-Up Agreement by I. Bobby Majumder in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015

4.76	Lock-Up Agreement by Jordan B. Ruddy in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015

4.77	Lock-Up Agreement by Romano Tio in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015

4.78	Lock-Up Agreement by Christopher J. Vohs in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015

10.1	Management Agreement by and among the Company, Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2014

10.2	Third Amended and Restated Advisory Agreement between Bluerock Multifamily Advisor, LLC, Bluerock Multifamily Holdings, L.P. and the Company dated February 27, 2013, incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-184006)

10.3	Letter Agreement between Bluerock Real Estate, L.L.C. and the Company dated February 12, 2014, incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

10.4	Investment Allocation Agreement between Bluerock Real Estate, L.L.C., BRG Manager, LLC, and the Company, dated April 2, 2014, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 8, 2014

10.5	The Company’s 2014 Equity Incentive Plan for Individuals, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2014

10.6	The Company’s 2014 Equity Incentive Plan for Entities, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 29, 2014

10.7	Bluerock Enhanced Multifamily Trust, Inc. Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.8	Bluerock Enhanced Multifamily Trust, Inc. Independent Directors Compensation Plan, incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.9	Limited Liability Company/Joint Venture Agreement of BR Springhouse Managing Member, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.10	Limited Liability Company/Joint Venture Agreement of BR Hawthorne Springhouse JV, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.11	Property Management Agreement by and between BR Springhouse, LLC and Hawthorne Residential Partners, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.12	Multifamily Deed of Trust, Assignment of Rents and Security Agreement by BR Springhouse, LLC for the benefit of CW Capital, LLC, dated December 3, 2009, incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.13	Amended and Restated Limited Liability Company Agreement of BR Creekside Managing Member, LLC, dated as of March 31, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010

10.14	Amended and Restated Limited Liability Company Agreement of BR Hawthorne Creekside JV, LLC, dated as of March 31, 2010, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010

10.15	Property Management Agreement by and between BR Creekside, LLC and Hawthorne Residential Partners, LLC, dated as of March 31, 2010, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010

10.16	General Warranty Deed from the Reserve at Creekside Limited Partnership to BR Creekside LLC, incorporated by reference to Exhibit 10.17 to Post-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.17	Amended and Restated Limited Liability Company Agreement of BR Augusta JV Member, LLC, dated as of September 1, 2010, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.18	Limited Liability Company Agreement of BSF/BR Augusta JV, LLC, dated as of July 29, 2010, incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.19	Multifamily Note by and between BSF/BR Augusta, LLC and CWCapital, LLC dated September 1, 2010, incorporated by reference to Exhibit 10.31 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.20	Property Management Agreement by and between BSF-St. Andrews, LLC and Hawthorne Residential Partners, LLC dated as of September 7, 2010, incorporated by reference to Exhibit 10.32 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135).

10.21	Deed of Trust Note between BR Creekside, LLC and Walker & Dunlop, LLC, dated October 14, 2010, incorporated by reference to Exhibit 10.38 to the Company’s Current Report on Form 8-K filed on October 20, 2010

10.22	Letter Agreement between Bluerock Real Estate, L.L.C. and the Company, dated March 28, 2011, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2011

10.23	Letter Agreement between Bluerock Real Estate, L.L.C. and the Company dated March 13, 2012, incorporated by reference to Exhibit 10.51 to Post-Effective Amendment No. 10 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.24	First Amendment to Amended and Restated Limited Liability Company Agreement of BR Creekside Managing Member, LLC, dated as of June 27, 2012, incorporated by reference to Exhibit 10.53 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.25	First Amendment to Limited Liability Company Agreement of BR Springhouse Managing Member, LLC, dated as of June 27, 2012, incorporated by reference to Exhibit 10.54 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.26	Limited Liability Company Agreement of BR Enders Managing Member, LLC, dated as of October 2, 2012, incorporated by reference to Exhibit 10.59 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.27	Limited Liability Company Agreement of Waypoint Bluerock Enders JV, LLC, dated as of October 2, 2012, incorporated by reference to Exhibit 10.60 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.28	Amended and Restated Limited Liability Company Agreement of Waypoint Enders Owner, LLC, dated as of October 2, 2012, incorporated by reference to Exhibit 10.61 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.29	Multifamily Note — CME by and between Waypoint Enders Owner, LLC and Jones Lang LaSalle Operations, L.L.C., dated October 2, 2012, incorporated by reference to Exhibit 10.62 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.30	Multifamily Loan and Security Agreement — CME by and among Waypoint Enders Owner, LLC and Jones Lang LaSalle Operations, L.L.C., dated October 2, 2012, incorporated by reference to Exhibit 10.63 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.31	Backstop Agreement by and among Robert C. Rohdie, Waypoint Enders Investors, LP, Waypoint Enders GP, LLC and BR Enders Managing Member, LLC, dated October 2, 2012, incorporated by reference to Exhibit 10.64 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.32	Property Management Agreement by and among Waypoint Enders Owner, LLC and Bridge Real Estate Group, LLC d/b/a Waypoint Management, dated October 2, 2012, incorporated by reference to Exhibit 10.65 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.33	Asset Management Agreement by and among Waypoint Enders Owner, LLC and Waypoint Residential, LLC dated October 2, 2012, incorporated by reference to Exhibit 10.66 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.34	Line of Credit and Security Agreement by and among Bluerock Enhanced Multifamily Trust, Inc., Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated October 12, 2012, incorporated by reference to Exhibit 10.67 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.35	Promissory Note by and between Bluerock Enhanced Multifamily Trust, Inc., Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated October 2, 2012, incorporated by reference to Exhibit 10.68 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.36	Construction Loan Agreement by and among Fifth Third Bank and 23Hundred, LLC, dated as of October 18, 2012, incorporated by reference to Exhibit 10.69 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.37	First Amendment to Construction Loan Agreement by and among Fifth Third Bank and 23Hundred, LLC, dated as of November 20, 2012, incorporated by reference to Exhibit 10.70 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.38	Promissory Note by 23Hundred, LLC in favor of Fifth Third Bank, dated as of October 18, 2012, incorporated by reference to Exhibit 10.71 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.39	Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by 23Hundred, LLC in favor of Jeff King, Trustee, for the use and benefit of Fifth Third Bank, dated as of October 18, 2012, incorporated by reference to Exhibit 10.72 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.40	Operating Agreement of BR Stonehenge 23Hundred JV, LLC, dated as of October 18, 2012, incorporated by reference to Exhibit 10.73 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.41	Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated as of October 18, 2012, incorporated by reference to Exhibit 10.74 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.42	Development Agreement by and between 23Hundred, LLC and Stonehenge Real Estate Group, LLC, dated as of October 18, 2012, incorporated by reference to Exhibit 10.75 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.43	Amended and Restated Note by MDA City Apartments, LLC in favor of MONY Life Insurance Company, dated as of December 17, 2012, incorporated by reference to Exhibit 10.76 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.44	Amended and Restated Mortgage, Security Agreement and Fixture Filing by MDA City Apartments, LLC in favor of MONY Life Insurance Company, dated as of December 17, 2012, incorporated by reference to Exhibit 10.77 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.45	Sixth Loan Modification Agreement by and among MDA City Apartments, LLC, Jonathan Holtzman, Bluerock Special Opportunity + Income Fund, LLC and MONY Life Insurance Company, dated as of December 17, 2012, incorporated by reference to Exhibit 10.78 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.46	Guaranty of Note and Mortgage by MDA City Apartments, LLC, Jonathan Holtzman and Bluerock Special Opportunity + Income Fund, LLC to and for the benefit of MONY Life Insurance Company, dated as of December 17, 2012, incorporated by reference to Exhibit 10.79 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.47	Limited Liability Company Agreement of BR MDA Investors, LLC, dated as of December 17, 2012, incorporated by reference to Exhibit 10.80 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.48	Limited Liability Company Agreement of BR VG MDA JV Member, LLC, dated as of December 17, 2012, incorporated by reference to Exhibit 10.81 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.49	Amended and Restated Operating Agreement of MDA City Apartments, LLC, dated as of December 17, 2012, incorporated by reference to Exhibit 10.82 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.50	Asset Management Agreement by and among MDA City Apartments, LLC and Holtzman Interests #17A, LLC, dated as of December 17, 2012, incorporated by reference to Exhibit 10.83 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.51	Management Agreement by and among MDA City Apartments, LLC and Village Green Management Company LLC, dated as of December 14, 2012, incorporated by reference to Exhibit 10.84 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.52	Membership Interest Purchase Agreement by and among BEMT Berry Hill, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated December 17, 2012, incorporated by reference to Exhibit 10.85 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.53	First Amendment to Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated December 17, 2012, incorporated by reference to Exhibit 10.86 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.54	Assignment of Membership Interest (BR Berry Hill Managing Member, LLC), dated as of December 17, 2012, incorporated by reference to Exhibit 10.87 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.55	Amended and Restated Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated December 26, 2012, incorporated by reference to Exhibit 10.88 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.56	Line of Credit and Security Agreement Modification Agreement by and among Bluerock Multifamily Growth REIT, Inc., Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated as of March 4, 2013, incorporated by reference to Exhibit 10.87 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11 (No. 333-184006)

10.57	Promissory Note Modification Agreement by and among Bluerock Multifamily Growth REIT, Inc., Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated as of March 4, 2013, incorporated by reference to Exhibit 10.88 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11 (No. 333-184006)

10.58	Letter Agreement between Bluerock Real Estate, L.L.C. and the Company, dated March 13, 2013, incorporated by reference to Exhibit 10.89 to Pre-Effective Amendment No. 3 to the Company's Registration Statement on Form S-11 (No. 333-184006)

10.59	Second Amendment to Line of Credit and Security Agreement by and among Bluerock Multifamily Growth REIT, Inc., Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated August 13, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013

10.60	Replacement Promissory Note by and among Bluerock Multifamily Growth REIT, Inc., Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated August 13, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013

10.61	Membership Interest Purchase Agreement by and among BEMT Berry Hill, LLC and Bluerock Growth Fund, LLC, dated August 9, 2013, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013

10.62	First Amendment to Amended and Restated Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated August 13, 2013, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013

10.63	Assignment of Membership Interest (BR Berry Hill Managing Member, LLC), dated as of August 9, 2013, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013

10.64	Membership Interest Purchase Agreement by and among BEMT Berry Hill, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated August 29, 2013, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013

10.65	Second Amended and Restated Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated August 29, 2013, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013

10.66	Assignment of Membership Interest (BR Berry Hill Managing Member, LLC), dated as of August 29, 2013, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013

10.67	Third Amendment to Line of Credit and Security Agreement by and among Bluerock Multifamily Growth REIT, Inc., Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated August 29, 2013, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013

10.68	Replacement Promissory Note by and among Bluerock Multifamily Growth REIT, Inc., Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated August 29, 2013, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013

10.69	Purchase and Sale Agreement between Bell BR Hillsboro Village JV, LLC and Nicol Investment Company, LLC, dated July 26, 2013, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013

10.70	First Amendment to Limited Liability Company Agreement of BR Meadowmont Managing Member, LLC, dated as of June 27, 2012, incorporated by reference to Exhibit 10.55 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.71	First Amendment to Third Amended and Restated Advisory Agreement between Bluerock Multifamily Advisor, LLC, Bluerock Multifamily Holdings, L.P. and the Company dated October 14, 2013, incorporated by reference to Exhibit 10.83 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

10.72	Agreement of Purchase and Sale between BR Creekside LLC and Prominent Realty Group of Georgia, Inc. dated December 12, 2013, incorporated by reference to Exhibit 10.84 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

10.73	Contribution Agreement by and between BR-NPT Springing Entity, LLC and Bluerock Residential Holdings, L.P., effective as of March 10, 2014, incorporated by reference to Exhibit 10.91 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

10.74	Contribution Agreement by and among Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund III, LLC and the Company, effective as of March 10, 2014, incorporated by reference to Exhibit 10.92 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

10.75	Contribution Agreement by and between Bluerock Special Opportunity + Income Fund II, LLC and the Company, effective as of March 10, 2014, incorporated by reference to Exhibit 10.93 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

10.76	Contribution Agreement by and among Bluerock Special Opportunity + Income Fund, LLC, Bluerock Special Opportunity + Income Fund II, LLC and the Company, effective as of March 10, 2014, incorporated by reference to Exhibit 10.94 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

10.77	Contribution Agreement by and between Bluerock Special Opportunity + Income Fund, LLC and the Company, effective as of March 10, 2014, incorporated by reference to Exhibit 10.95 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

10.78	Pledge Agreement by and among the Company and Bluerock Special Opportunity + Income Fund II, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.79	Pledge Agreement by and among the Company and BR-NPT Springing Entity, LLC dated April 2, 2014, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.80	Pledge Agreement by and among the Company and Bluerock Special Opportunity + Income Fund, LLC dated April 2, 2014, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.81	Pledge Agreement by and among the Company and Bluerock Special Opportunity + Income Fund III, LLC dated April 2, 2014, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.82	Pledge Agreement by and among the Company and Bluerock Special Opportunity + Income Fund II, LLC dated April 2, 2014, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.83	Pledge Agreement by and among the Company and Bluerock Special Opportunity + Income Fund, LLC dated April 2, 2014, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.84	Pledge Agreement by and among the Company and Bluerock Special Opportunity + Income Fund II, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.85	Second Amendment to Third Amended and Restated Advisory Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Bluerock Multifamily Advisor, LLC dated March 26, 2014, incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.86	Joinder By and Agreement of New Indemnitor by and among the Company, Bluerock Residential Holdings, L.P. and U.S. Bank National Association, as trustee for the benefit of the holders of COMM 2014-CCRE14 Mortgage Trust Commercial Mortgage Pass-Through Certificates, dated April 2, 2014, incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.87	Indemnity Agreement by and among the Company, James G. Babb, III and R. Ramin Kamfar, dated April 2, 2014, incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.88	Assumption and Release Agreement (Guarantor Transfer) by and among the Company, Bluerock Special Opportunity + Income Fund, LLC, Bluerock Special Opportunity + Income Fund II, LLC, Bell Partners, Inc., Bell HNW Nashville Portfolio, LLC, Bell BR Waterford Crossing JV, LLC and Fannie Mae, dated April 2, 2014, incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.89	Purchase and Sale Agreement and Joint Escrow Instructions by and between BR Creekside LLC and Steadfast Asset Holdings, Inc., dated February 24, 2014, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014

10.90	Reinstatement and First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between BR Creekside LLC and Steadfast Asset Holdings, Inc., dated March 12, 2014, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014

10.91	Assignment of Membership Interest in BR VG Ann Arbor JV Member, LLC by and between Bluerock Special Opportunity + Income Fund II, LLC and BRG Ann Arbor, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.92	Assignment of Membership Interest in BR VG Ann Arbor JV Member, LLC by and between Bluerock Special Opportunity + Income Fund III, LLC and BRG Ann Arbor, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.93	Assignment of Membership Interest in BR Oak Crest Villas, LLC by and between Bluerock Special Opportunity + Income Fund II, LLC and BRG Oak Crest, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.94	Assignment of Membership Interest in BR Waterford JV Member, LLC by and between Bluerock Special Opportunity + Income Fund, LLC and BRG Waterford, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.95	Assignment of Membership Interest in BR Waterford JV Member, LLC by and between Bluerock Special Opportunity + Income Fund II, LLC and BRG Waterford, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.96	Membership Interest Purchase and Sale Agreement between and among Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund III, LLC and Bluerock Residential Holdings, L.P., effective as of May 15, 2014, incorporated by reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.97	Membership Interest Purchase Agreement between and among Waypoint Enders Investors, LP, Waypoint Enders GP, LLC, and Waypoint Bluerock Enders JV, LLC, effective as of May 28, 2014, incorporated by reference to Exhibit 10.96 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.98	Amended and Restated Limited Liability Company/Joint Venture Agreement of BR VG Ann Arbor JV Member, LLC, between and among BRG Ann Arbor, LLC, Dr. Reza Kamfar and Forough Kamfar, as joint tenants with rights of survivorship, Susan Kamfar and Stephanie Kamfar, effective as of April 2, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.99	Second Amended and Restated Operating Agreement of Village Green of Ann Arbor Associates, LLC, between and among BR VG Ann Arbor JV Member, LLC, Holtzman Equities # 11 Limited Partnership and JH Village Green LLC, dated September 12, 2012, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.100	Management Agreement between and among Village Green Management Company LLC, and Village Green of Ann Arbor Associates, LLC, dated September 12, 2012, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.101	Limited Liability Company Agreement of BR Oak Crest Villas, LLC, by Bluerock Special Opportunity + Income Fund II, LLC, dated December 12, 2011, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.102	First Amendment to Limited Liability Company Agreement of BR Oak Crest Villas, LLC between and among BRG Oak Crest, LLC, Dr. Reza Kamfar and Forough Kamfar, as joint tenants with rights of survivorship, Susan Kamfar and Stephanie Kamfar, effective as of April 2, 2014, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.103	Limited Liability Company Agreement of Villas Partners, LLC by and between Oak Crest Villas JV, LLC, Ryan L. Hanks and Jordan Ruddy, effective as of November 18, 2011, incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.104	Amended and Restated Limited Liability Company Agreement of BR-NPT Springing Entity, LLC by BR-North Park Towers, LLC, dated April 30, 2013, incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.105	First Amendment to Amended and Restated Limited Liability Company Agreement for BR-NPT Springing Entity, LLC by BR-North Park Towers, LLC, dated December 24, 2013, incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.106	Second Amendment to Amended and Restated Limited Liability Company Agreement of BR-NPT Springing Entity, LLC by BR-North Park Towers, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.107	Property Management Agreement by and between Bluerock Property Management, LLC and BR-NPT Springing Entity, LLC, dated April 30, 2013, incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.108	Limited Liability Company/Joint Venture Agreement of BR Waterford JV Member, LLC by and between Bluerock Special Opportunity + Income Fund, LLC and Bluerock Special Opportunity + Income Fund II, LLC, dated February 23, 2012, incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.109	First Amendment to Limited Liability Company/Joint Venture Agreement of BR Waterford JV Member, LLC by BRG Waterford, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.110	Limited Liability Company/Joint Venture Agreement of Agreement of Bell BR Waterford Crossing JV, LLC, by and between BR Waterford JV Member, LLC and Bell HNW Nashville Portfolio, LLC, dated March 29, 2012, incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.111	First Amendment to Limited Liability Company/Joint Venture Agreement for Bell BR Waterford Crossing JV, LLC, by and between BR Waterford JV Member, LLC and Bell HNW Nashville Portfolio, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.112	Property Management Agreement by and between Bell BR Waterford Crossing JV, LLC and Bell Partners, Inc., dated March 29, 2012, incorporated by reference to Exhibit 10.40 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.113	Limited Liability Company Agreement of Oak Crest Villas JV, LLC by and between BR Oak Crest Villas, LLC and Oak Crest Investors, LLC, dated January 31, 2012, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.114	Apartment Management Agreement by and between Villas Partners, LLC, and Brookside Properties, Inc., dated March 27, 2012, incorporated by reference to Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.115	Operating Agreement of NPT Investors, LLC by and among Bluerock Real Estate, L.L.C., the persons set forth on Schedule A thereto and Bluerock Special Opportunity + Income Fund III, LLC, dated April 30, 2013, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.116	Consent Agreement by and among the Company, Village Green of Ann Arbor Associates, LLC, Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund Ill, LLC, BRG Ann Arbor LLC, Bluerock Residential Holdings, L.P., Jonathan Holtzman, and Deutsche Bank Trust Company Americas, as Trustee for the Registered Holders of Wells Fargo Commercial Mortgage Securities Inc. Multifamily Mortgage Pass-Through Certificates, Series 2013-K26, dated April 2, 2014, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.117	Multifamily Loan and Security Agreement by and between Village Green of Ann Arbor Associates, LLC and Keycorp Real Estate Capital Markets, Inc., dated September 12, 2012, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.118	Multifamily Note by and between Village Green of Ann Arbor Associates, LLC and Keycorp Real Estate Capital Markets, Inc., dated September 12, 2012, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.119	Multifamily Mortgage by and between Village Green of Ann Arbor Associates, LLC and Keycorp Real Estate Capital Markets, Inc., dated September 12, 2012, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.120	Guaranty by Jonathan Holtzman, Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC in favor of Keycorp Real Estate Capital Markets, Inc., dated September 12, 2012, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.121	Assignment of Security Instrument by Keycorp Real Estate Capital Markets, Inc. to Federal Home Loan Mortgage Corporation, dated September 12, 2012, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.122	Multifamily Note (CME) by and between Villas Partners, LLC, and CBRE Capital Markets, Inc. dated January 31, 2012, incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.123	Allonge to Multifamily Note (CME) by and between Villas Partners, LLC, and CBRE Capital Markets, Inc. dated January 31, 2012, made by Federal Home Loan Mortgage Corporation to U.S. Bank National Association as Trustee for the registered holders of Wells Fargo Commercial Mortgage Securities, Inc. Multifamily Mortgage Pass-Through Certificates, Series 2012-K709, incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.124	Consent and Modification Agreement Regarding Transfer of Interests by and among Villas Partners, LLC, Ryan Hanks, and U.S. Bank National Association as Trustee for the registered holders of Wells Fargo Commercial Mortgage Securities, Inc., Multifamily Mortgage Pass-Through Certificates, Series 2012-K709, dated April 2, 2014, incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.125	Note and Mortgage Assumption Agreement by and between U.S. Bank National Association, as trustee for the benefit of the holders of COMM 2014-CCRE14 Mortgage Trust Commercial Mortgage Pass-Through Certificates, BR-NPT Springing Entity, LLC and BRG North Park Towers, LLC, dated April 3, 2014, incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.126	Joinder By and Agreement of Original Indemnitor by R. Ramin Kamfar in favor of U.S. Bank National Association, as trustee for the benefit of the holders of COMM 2014-CCRE14 Mortgage Trust Commercial Mortgage Pass-Through Certificate, dated December 24, 2013, incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.127	Joinder By and Agreement of Property Manager by Bluerock Property Management, LLC in favor of U.S. Bank National Association, as trustee for the benefit of the holders of COMM 2014-CCRE14 Mortgage Trust Commercial Mortgage Pass-Through Certificate, dated December 24, 2013, incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.128	Loan Agreement by and between BR-NPT Springing Entity, LLC and Arbor Commercial Mortgage, LLC, dated December 24, 2013, incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.129	Mortgage by and between BR-NPT Springing Entity, LLC and Arbor Commercial Mortgage, LLC, dated December 24, 2013, incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.130	Promissory Note by and between BR-NPT Springing Entity, LLC and Arbor Commercial Mortgage, LLC, dated December 24, 2013, incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.131	Guaranty of Recourse Obligations by and between R. Ramin Kamfar for the benefit of Arbor Commercial Mortgage, LLC, dated December 24, 2013, incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.132	Environmental Indemnity Agreement by and between BR-NPT Springing Entity, LLC and R. Ramin Kamfar in favor of Arbor Commercial Mortgage, LLC, dated December 24, 2013, incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.133	Assignment of Leases and Rents by and between BR-NPT Springing Entity, LLC and Arbor Commercial Mortgage, LLC, dated December 24, 2013, incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.134	Assignment of Management Agreement and Subordination of Management Fees by and between BR-NPT Springing Entity, LLC and Bluerock Property Management, LLC for the benefit of Arbor Commercial Mortgage, LLC, dated December 24, 2013, incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.135	First Amendment to Multifamily Loan and Security Agreement by and between Bell BR Waterford Crossing JV, LLC, and Fannie Mae, dated April 2, 2014, incorporated by reference to Exhibit 10.43 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.136	Multifamily Loan and Security Agreement by and between Bell BR Waterford Crossing JV, LLC and CWCapital LLC, now known as Walker & Dunlop, LLC, dated April 4, 2012, incorporated by reference to Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.137	Multifamily Note by and between Bell BR Waterford Crossing JV, LLC and CWCapital LLC, now known as Walker & Dunlop, LLC, dated April 4, 2012, incorporated by reference to Exhibit 10.45 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.138	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between Bell BR Waterford Crossing JV, LLC and CWCapital LLC, now known as Walker & Dunlop, LLC, dated April 4, 2012, incorporated by reference to Exhibit 10.46 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.139	Assignment of Collateral Agreements and Other Loan Documents by and between Bell BR Waterford Crossing JV, LLC and CWCapital LLC, now known as Walker & Dunlop, LLC, dated April 4, 2012, incorporated by reference to Exhibit 10.47 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.140	Assignment of Management Agreement by and among Bell BR Waterford Crossing JV, LLC, CWCapital LLC, now known as Walker & Dunlop, LLC, and Bell Partners Inc., dated April 4, 2012, incorporated by reference to Exhibit 10.48 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.141	Assignment of Security Instrument (Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing) by CWCapital LLC, now known as Walker & Dunlop, LLC, to Fannie Mae, dated April 4, 2012, incorporated by reference to Exhibit 10.49 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.142	Environmental Indemnity Agreement by Bell BR Waterford Crossing JV, LLC in favor of CWCapital LLC, now known as Walker & Dunlop, LLC, dated April 4, 2012, incorporated by reference to Exhibit 10.50 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.143	Guaranty of Non-Recourse Obligations by Bell Partners Inc., Bell HNW Nashville Portfolio, LLC, Bluerock Special Opportunity + Income Fund, LLC and Bluerock Special Opportunity + Income Fund II, LLC in favor of CWCapital LLC, now known as Walker & Dunlop, LLC, dated April 4, 2012, incorporated by reference to Exhibit 10.51 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.144	Limited Liability Company Agreement of BR Carroll Lansbrook JV, LLC by and between BR Lansbrook JV Member, LLC and Carroll Lansbrook JV Member, LLC, dated February 12, 2014, incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.145	Amended and Restated Limited Liability Company Agreement of BR Lansbrook JV Member, LLC by and among BRG Lansbrook, LLC, Bluerock Special Opportunity + Income Fund II, LLC, and Bluerock Special Opportunity + Income Fund III, LLC, dated May 15, 2014, incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.146	First Amendment to Limited Liability Company Agreement of BR Carroll Lansbrook JV, LLC by and between BR Lansbrook JV Member, LLC and Carroll Lansbrook JV Member, LLC, dated March 21, 2014, incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.147	Property Management Agreement by and between BR Carroll Lansbrook, LLC and Carroll Management Group, LLC, dated March 21, 2014, incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.148	Subordination of Property Management Agreement by and among BR Carroll Lansbrook, LLC, Carroll Management Group, LLC and General Electric Capital Corporation, dated March 21, 2014, incorporated by reference to Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.149	Loan Agreement by and between BR Carroll Lansbrook, LLC and General Electric Capital Corporation, dated March 21, 2014, incorporated by reference to Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.150	Promissory Note made by Waterton Lansbrook Venture, L.L.C. to the order of Bank of America, N.A., dated September 28, 2012, incorporated by reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.151	Allonge by Bank of America, N.A. to General Electric Capital Corporation, dated March 19, 2014, incorporated by reference to Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.152	Hazardous Materials Indemnity Agreement by BR Carroll Lansbrook, LLC for the benefit of General Electric Capital Corporation, dated March 21, 2014, incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.153	Amended, Restated and Renewal Promissory Note by BR Carroll Lansbrook, LLC in favor of General Electric Capital Corporation, dated March 21, 2014, incorporated by reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.154	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing by and between Waterton Lansbrook Venture, L.L.C. and Bank of America, N.A., dated September 28, 2012, incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.155	Amendment to Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, Notice of Future Advance and Spreader Agreement by Waterton Lansbrook Venture, L.L.C. to and in favor of Bank of America, N.A., dated June 17, 2013, incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.156	Second Amendment to Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, Notice of Future Advance and Spreader Agreement by Waterton Lansbrook Venture, L.L.C. to and in favor of Bank of America, N.A. dated December 30, 2013, incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.157	Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing by BR Carroll Lansbrook, LLC for the benefit of General Electric Capital Corporation, dated March 21, 2014, incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.158	Assignment of Mortgage by Bank of America, N.A. to General Electric Capital Corporation, dated March 21, 2014, incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.159	Assumption Agreement by and between General Electric Capital Corporation and BR Carroll Lansbrook, LLC, dated March 21, 2014, incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.160	Limited Liability Company Agreement of BRG T&C BLVD Houston, LLC, by and between BRG T&C BLVD Houston, LLC and Bluerock Residential Holdings, L.P., dated June 30, 2014, incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.161	Limited Liability Company Agreement of BR T&C BLVD JV Member, LLC by and among BRG T&C BLVD Houston, LLC, Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund III, LLC, and Bluerock Growth Fund, LLC, dated July 1, 2014, incorporated by reference to Exhibit 10.161 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.162	Limited Liability Company Agreement of BR T&C BLVD., LLC, by and between HCH 106 Town and County L.P. and BR T&C BLVD JV Member, LLC, dated June 30, 2014, incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.163	Development Agreement by and between BR T&C BLVD., LLC and Maple Multi-Family Operations, L.L.C., dated June 30, 2014, incorporated by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.164	Owner-Contractor Construction Agreement by and between BR T&C Blvd., LLC and Maple Multi-Family TX Contractor, L.L.C., dated June 30, 2014, incorporated by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.165	Construction Loan Agreement by and between BR T&C BLVD., LLC, Compass Bank, and the lenders that are or become a signatory thereto, dated July 1, 2014, incorporated by reference to Exhibit 10.165 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.166	Guaranty Agreement by and between CFP Residential, L.P. CFH Maple Residential Investor, L.P., VF MultiFamily Holdings, Ltd. VF Residential, Ltd., and Maple Residential, L.P. in favor of Compass Bank and the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.166 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.167	Environmental Indemnity Agreement by and between BR T&C BLVD., LLC, Compass Bank, and the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.167 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.168	Promissory Note by and between BR T&C BLVD, LLC and Compass Bank, dated July 1, 2014, incorporated by reference to Exhibit 10.168 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.169	Promissory Note by and between BR T&C BLVD, LLC and Patriot Bank, dated July 1, 2014, incorporated by reference to Exhibit 10.169 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.170	Assignment and Subordination of Development Agreement by and between BR T&C BLVD., LLC and Maple Multi-Family Operations, L.L.C. for the benefit of Compass Bank and the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.170 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.171	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between BR T&C BLVD., LLC to Lee Q. Vardaman, Trustee for the benefit of Compass Bank as administrative agent for the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.171 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.172	Senior Secured Credit Facility Fee Letter by and between BR T&C BLVD., LLC and Compass Bank as administrative agent for the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.172 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.173	Membership Interest Purchase Agreement by and between Catalyst Development Partners II, LLC and TriBridge Residential, LLC, dated December 31, 2013, incorporated by reference to Exhibit 10.82 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.174	Membership Interest Purchase Agreement by and between BR/CDP UCFP Venture, LLC and Catalyst Development Partners II, LLC, dated December 31, 2013, incorporated by reference to Exhibit 10.83 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.175	Amended and Restated Limited Liability Company Agreement of BR Orlando UCFP, LLC, by and between BRG UCFP Investor, LLC and Bluerock Special Opportunity + Income Fund, LLC, dated July 30, 2014, incorporated by reference to Exhibit 10.84 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.176	Development Agreement by and between UCFP Owner, LLC and CDP Developer I, LLC, dated January 31, 2014, incorporated by reference to Exhibit 10.85 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.177	Operating Agreement of BR/CDP UCFP Venture, LLC, by and between CDP UCFP Developer, LLC and BR Orlando UCFP, LLC, dated January 15, 2014, incorporated by reference to Exhibit 10.86 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.178	Limited Liability Company Agreement of BRG UCFP Investor, LLC, by Bluerock Residential Holdings, L.P., dated July 30, 2014, incorporated by reference to Exhibit 10.87 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.179	Assignment, Consent and Subordination of Development Agreement by and among CDP Developer I, LLC, and UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated as of December 15, 2013, and KeyBank National Association, dated as of May 14, 2014, incorporated by reference to Exhibit 10.88 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.180	Construction Loan Agreement by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, and KeyBank National Association, dated as of May 14, 2014, incorporated by reference to Exhibit 10.89 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.181	Promissory Note by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, for the benefit of KeyBank National Association, dated May 14, 2014, incorporated by reference to Exhibit 10.90 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.182	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, for the benefit of KeyBank National Association, dated May 14, 2014, incorporated by reference to Exhibit 10.91 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.183	Assignment of Leases and Rents by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, in favor of KeyBank National Association, dated May 14, 2014, incorporated by reference to Exhibit 10.92 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.184	Assignment of Construction Documents by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, in favor of KeyBank National Association, dated May 14, 2014, incorporated by reference to Exhibit 10.93 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.185	Environmental and Hazardous Substances Indemnity Agreement by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013 and such other unaffiliated third parties as provided therein, for the benefit of KeyBank National Association, dated May 14, 2014, incorporated by reference to Exhibit 10.94 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.186	Subordination Agreement by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, such other unaffiliated third parties as provided therein, and KeyBank National Association, dated May 14, 2014, incorporated by reference to Exhibit 10.95 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.187	Redemption Agreement by and between BR Berry Hill Managing Member, LLC, Bluerock Growth Fund, LLC, BEMT Berry Hill, LLC and Bluerock Special Opportunity + Income Fund, LLC, dated December 9, 2014

10.188	Contribution and Distribution Agreement by and among BR Berry Hill Managing Member, LLC, BR Berry Hill Managing Member II, LLC, Bluerock Special Opportunity + Income Fund III, LLC, and BEMT Berry Hill, LLC, dated December 9, 2014

10.189	Amended and Restated Limited Liability Company Agreement of BR Stonehenge 23Hundred JV, LLC by and among BR Berry Hill Managing Member, LLC and BR Berry Hill Managing Member II, LLC, dated December 9, 2014

10.190	Redemption Agreement by and among BR Stonehenge 23Hundred JV, LLC, BR Berry Hill Managing Member, LLC, BR Berry Hill Managing Member II, LLC, Bluerock Growth Fund, LLC, and Stonehenge 23Hundred JV Member, LLC, dated December 9, 2014

10.191	Tenancy in Common Agreement by and among SH 23 Hundred TIC, LLC, 23Hundred, LLC, and BGF 23Hundred, LLC, dated December 9, 2014

10.192	Fourth Amendment to Construction Loan Agreement by and among Fifth Third Bank, 23Hundred, LLC, SH 23 Hundred TIC, LLC, and BGF 23Hundred, LLC, dated December 9, 2014

10.193	Redemption Agreement between and among BR Stonehenge 23Hundred JV, LLC, Bluerock Growth Fund, LLC, BR Berry Hill Managing Member, LLC, and BR Berry Hill Managing Member II, LLC, dated December 9, 2014

10.194	Assumption Agreement by and among Fifth Third Bank, 23Hundred, LLC, SH 23Hundred TIC, LLC, and BGF 23Hundred, LLC, dated December 9, 2014

10.195	Limited Liability Company Agreement of BR Berry Hill Managing Member II, LLC, by and between BEMT Berry Hill, LLC and Bluerock Special Opportunity + Growth Fund III, LLC, dated December 9, 2014

10.196	Purchase and Sale Agreement by and between 23Hundred, LLC, BGF 23Hundred, LLC and SH 23Hundred TIC, LLC and Sentinel Acquisitions Corp., dated December 10, 2014

10.197	First Amendment to Purchase and Sale Agreement by and between 23Hundred, LLC, BGF 23Hundred, LLC and SH 23Hundred TIC, LLC and Sentinel Acquisitions Corp., dated December 15, 2014

10.198	Second Amendment to Purchase and Sale Agreement by and between 23Hundred, LLC, BGF 23Hundred, LLC and SH 23Hundred TIC, LLC and Sentinel Acquisitions Corp., dated December 17, 2014

10.199	Purchase and Sale Agreement by and between Bell HNW Waterford, LLC, Bell BR Waterford Crossing JV, LLC, and Bel Hendersonville LLC, dated December, 9, 2014

10.200	Assumption and Release Agreement by and among Bell BR Waterford Crossing JV, LLC, Bell HNW Waterford, LLC, Bluerock Residential Growth REIT Inc., Bell Partners Inc., and Bell HNW Nashville Portfolio, LLC, dated December 3, 2014

10.201	Redemption Agreement by and among Bell BR Waterford Crossing JV, LLC, BR Waterford JV Member, LLC, BR Waterford JV Minority Member, LLC, and Bell HNW Nashville Portfolio, LLC, dated December 3, 2014

10.202	Tenants In Common Agreement by and among Bell BR Waterford Crossing JV, LLC and Bell HNW Waterford, LLC, dated December 3, 2014

10.203	Amended and Restated Limited Liability Company Agreement by and among BR Waterford JV Member, LLC and BR Waterford JV Minority Member, LLC, dated December 3, 2014

10.204	Second Amendment to Multifamily Loan and Security Agreement by and between Bell BR Waterford Crossing JV LLC, Bell HNW Waterford, LLC, and Fannie Mae, dated December 3, 2014

10.205	Development Agreement by and between BR Bellaire Blvd, LLC, and Maple Multi-Family Operations, L.L.C., dated January 9, 2015

10.206	Limited Liability Company Agreement of BR Bellaire Blvd, LLC by and between Blaire House, LLC, and BR Southside Member, LLC, dated January 9, 2015

10.207	Guaranty Agreement by CFP Residential, L.P., CFH Maple Residential Investor, L.P., VF MultiFamily Holdings, Ltd., VF Residential, Ltd., and Maple Residential, L.P., in favor of BR Southside Member, LLC and BR Bellaire Blvd, LLC, dated January 9, 2015

10.208	Owner-Contractor Construction Agreement by and between BR Bellaire Blvd, LLC and Maple Multi-Family TX Contractor, L.L.C. dated January 9, 2015

10.209	Property Management Agreement by and between BR Carroll Arium Grande Lakes Owner, LLC and Carroll Management Group, LLC, dated November 4, 2014

10.210	Assignment of Management Agreement by and among BR Carroll Arium Grande Lakes Owner, LLC, Walker & Dunlop, LLC, and Carroll Management Group, LLC, dated November 4, 2014

10.211	Consolidated, Amended and Restated Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BR Carroll Arium Grande Lakes Owner, LLC, to and for the benefit of Walker & Dunlop, LLC, dated November 4, 2014

10.212	Operations and Maintenance Agreement – Moisture Management Plan by and between BR Carroll Arium Grande Lakes Owner, LLC and Walker & Dunlop, LLC, dated November 4, 2014

10.213	Interest Rate Cap Reserve and Security Agreement by and between BR Carroll Arium Grande Lakes Owner, LLC and Walker & Dunlop, LLC, dated November 4, 2014

10.214	Environmental Indemnity Agreement by BR Carroll Arium Grande Lakes Owner, LLC, to and for the benefit of Walker & Dunlop, LLC, dated November 4, 2014

10.215	Guaranty of Non-Recourse Obligations by MPC Partnership Holdings LLC, to and for the benefit of Walker & Dunlop, LLC, dated November 4, 2014

10.216	Assignment of Security Instrument (Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing) by Walker & Dunlop, LLC, to and for the benefit of Fannie Mae, dated November 4, 2014

10.217	Consolidated, Amended and Restated Multifamily Note by and between BR Carroll Arium Grande Lakes Owner, LLC and Walker & Dunlop, LLC, dated November 4, 2014

10.218	Multifamily Loan and Security Agreement (Non-Recourse) by and between BR Carroll Arium Grande Lakes Owner, LLC and Walker & Dunlop, LLC, dated November 4, 2014

10.219	Limited Liability Company Agreement of BR Carroll Grande Lakes JV, LLC by and between BRG Grande Lakes, LLC and Carroll Co-Invest III Grande Lakes, LLC, dated November 4, 2014

10.220	Limited Liability Company Agreement of BR Carroll Arium Grande Lakes Owner, LLC by and between BR Carroll Grande Lakes JV, LLC and Bluerock Asset Management LLC, effective as of October 2, 2014

10.221	Limited Liability Agreement of BRG Grande Lakes, LLC, by and between BRG Grande Lakes, LLC and Bluerock Residential Holdings, L.P., dated October 2, 2014

21.1	List of Subsidiaries incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-3 (No. 333-200359)

23.1	Consent of BDO USA, LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows

