Form 10-Q
period 2015-03-31
Bluerock Residential Growth REIT, Inc.
filed 2015-05-14
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Number of shares outstanding of the registrant’s

classes of common stock, as of May 6, 2015:

Class A Common Stock: 12,499,818 shares

Class B-2 Common Stock: 353,630 shares

Class B-3 Common Stock: 353,629 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-Q

March 31, 2015

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited) March 31, 2015	December 31, 2014
ASSETS
Net Real Estate Investments
Land	$45,233	$37,909
Buildings and improvements	297,007	240,074
Furniture, fixtures and equipment	8,011	6,481
Total Gross Operating Real Estate Investments	350,251	284,464
Accumulated depreciation	(13,277)	(10,992)
Total Net Operating Real Estate Investments	336,974	273,472
Operating real estate held for sale, net	14,982	14,939
Total Net Real Estate Investments	351,956	288,411
Cash and cash equivalents	66,488	23,059
Restricted cash	2,915	11,091
Due from affiliates	531	570
Accounts receivable, prepaid and other assets	1,405	753
Investments in unconsolidated real estate joint ventures	22,298	18,331
In-place lease value, net	1,549	745
Deferred financing costs, net	2,554	2,199
Non-real estate assets associated with operating real estate held for sale	879	927
Total Assets	$450,575	$346,086

LIABILITIES AND EQUITY
Mortgages payable	$243,563	$201,343
Mortgage payable associated with operating real estate held for sale	11,500	11,500
Accounts payable	505	634
Other accrued liabilities	4,489	3,345
Due to affiliates	2,948	1,946
Distributions payable	1,338	889
Liabilities associated with operating real estate held for sale	398	418
Total Liabilities	264,741	220,075
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 250,000,000 shares authorized; none issued and outstanding	—	—
Common stock - Class A, $0.01 par value, 747,586,185 shares authorized; 12,499,818 and 7,531,188 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	125	75
Common stock - Class B-1, $0.01 par value, 804,605 shares authorized; none and 353,630 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	—	4
Common stock - Class B-2, $0.01 par value, 804,605 shares authorized; 353,630 shares issued and outstanding as of March 31, 2015 and December 31, 2014	4	4
Common stock - Class B-3, $0.01 par value, 804,605 shares authorized; 353,629 shares issued and outstanding as of March 31, 2015 and December 31, 2014	4	4
Additional paid-in-capital	167,725	113,511
Distributions in excess of cumulative earnings	(21,823)	(21,213)
Total Stockholders’ Equity	146,035	92,385
Noncontrolling Interests
Operating partnership units	2,942	2,949
Partially owned properties	36,857	30,677
Total Noncontrolling Interests	39,799	33,626
Total Equity	185,834	126,011
TOTAL LIABILITIES AND EQUITY	$450,575	$346,086

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2015	2014
Revenues
Net rental income	$8,644	$3,130
Other property revenues	392	96
Total revenues	9,036	3,226
Expenses
Property operating	3,864	1,581
General and administrative	928	530
Management fees	1,450	116
Acquisition costs	449	14
Depreciation and amortization	2,765	1,108
Total expenses	9,456	3,349
Operating loss	(420)	(123)
Other income (expense)
Other income	22	—
Equity in income (loss) of unconsolidated real estate joint ventures	730	(6)
Gain on sale of unconsolidated real estate joint venture interest	11,307	—
Interest expense, net	(2,292)	(1,123)
Total other income (expense)	9,767	(1,129)

Net income (loss) from continuing operations	9,347	(1,252)

Discontinued operations
Loss on operations of rental property	—	(62)
Loss on early extinguishment of debt	—	(880)
Gain on sale of joint venture interest	—	1,006
Income from discontinued operations	—	64

Net income (loss)	9,347	(1,188)
Net income (loss) attributable to noncontrolling interests
Operating partnership units	75	—
Partially-owned properties	5,959	(141)
Net income (loss) attributable to noncontrolling interests	6,034	(141)
Net income (loss) attributable to common stockholders	$3,313	$(1,047)

Income (loss) per common share - Basic (1)
Continuing operations	$0.26	$(1.05)
Discontinued operations	$0.00	$0.06
	$0.26	$(0.99)

Income (loss) per common share – Diluted (1)
Continuing operations	$0.26	$(1.05)
Discontinued operations	$0.00	$0.06
	$0.26	$(0.99)

Weighted average basic common shares outstanding (1)	12,547,895	1,060,889
Weighted average diluted common shares outstanding (1)	12,547,895	1,060,889

(1) Share and per share amounts have been restated to reflect the effects of two reverse stock splits of the Company’s Class B common stock, which occurred during the first quarter of 2014. See Note 1, "Organization and Nature of Business" and Note 11, "Stockholders' Equity" for further discussion.

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2015

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Class B-3 Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid- in Capital	Cumulative Distributions	Net loss to Common Stockholders	Noncontrolling Interests	Total Equity
Balance, January 1, 2015	7,531,188	$75	353,630	$4	353,630	$4	353,629	$4	$113,511	$(9,930)	$(11,283)	$33,626	$126,011

Issuance of Class A common stock, net	4,600,000	46	-	-	-	-	-	-	53,604	-	-	-	53,650
Conversion of Class B-1 into Class A shares	353,630	4	(353,630)	(4)	-	-	-	-	-	-	-	-	-
Vesting of restricted stock compensation	-	-	-	-	-	-	-	-	50	-	-	-	50
Issuance of restricted stock	15,000	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Long-Term Incentive Plan ("LTIP") units for compensation	-	-	-	-	-	-	-	-	146	-	-	-	146
Vesting of LTIP unit compensation	-	-	-	-	-	-	-	-	414	-	-	-	414
Capital contributions from noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	578	578
Distributions declared	-	-	-	-	-	-	-	-	-	(3,923)	-	(82)	(4,005)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	(357)	(357)
Net income	-	-	-	-	-	-	-	-	-	-	3,313	6,034	9,347

Balance, March 31, 2015	12,499,818	$125	-	$-	353,630	$4	353,629	$4	$167,725	$(13,853)	$(7,970)	$39,799	$185,834

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2015	2014

Cash flows from operating activities
Net income (loss)	$9,347	$(1,188)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,817	1,291
Amortization of mortgages payable fair value adjustments	(65)	(120)
Equity in (income) loss of unconsolidated joint ventures	(730)	6
Gain on sale of real estate assets of unconsolidated joint ventures	(11,307)	(1,006)
Distributions from unconsolidated real estate joint ventures	1,093	32
Share-based compensation attributable to directors' stock compensation plan	50	14
Share-based compensation to Former Advisor - LTIP Units	414	-
Share-based compensation to Manager - LTIP Units	146	-
Changes in operating assets and liabilities:
Due to affiliates, net	1,120	405
Accounts receivable, prepaids and other assets	(554)	(1,614)
Accounts payable and other accrued liabilities	996	1,000
Net cash provided by (used in) operating activities	3,327	(1,180)

Cash flows from investing activities:
Decrease in restricted cash	8,123	220
Acquisitions of consolidated real estate investments	(66,640)	-
Capital expenditures	(446)	(3,480)
Proceeds from sale of joint venture interests	-	4,986
Proceeds from sale of unconsolidated real estate joint venture interests	15,590	-
Investment in unconsolidated joint venture	(8,679)	-
Net cash (used in) provided by investing activities	(52,052)	1,726

Cash flows from financing activities:
Distributions to common stockholders	(3,557)	(417)
Distributions to noncontrolling interests	(357)	(3,956)
Capital contributions from noncontrolling interests	578	-
Borrowings on mortgages payable	42,641	3,975
Repayments on mortgages payable	(355)	-
Payments of deferred financing fees	(446)	-
Net proceeds from issuance of common stock	53,650	-
Net cash provided by financing activities	92,154	(398)

Net increase in cash and cash equivalents	$43,429	$148

Cash and cash equivalents at beginning of period	$23,059	$2,984

Cash and cash equivalents at end of period	$66,488	$3,132
Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$2,320	$187
Distributions payable – declared and unpaid	$449	$-
Accrued offering costs	$-	$1,392

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business

Bluerock Residential Growth REIT, Inc. (the “Company”) was incorporated as a Maryland corporation on July 25, 2008. The Company’s objective is to maximize long-term stockholder value by acquiring well-located institutional-quality apartment properties in demographically attractive growth markets across the United States. The Company seeks to maximize returns through investments where it believes it can drive substantial growth in its funds from operations and net asset value through one or more of its Core-Plus, Value-Add, Opportunistic and Invest-to-Own investment strategies.

The Company has elected to be treated, and currently qualifies, as a real estate investment trust (“REIT”), for federal income tax purposes. As a REIT, the Company generally is not subject to corporate-level income taxes. To maintain its REIT status, the Company is required, among other requirements, to distribute annually at least 90% of its “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to the Company’s stockholders. If the Company fails to qualify as a REIT in any taxable year, it would be subject to federal income tax on its taxable income at regular corporate tax rates.

The Company raised capital in a continuous registered offering, carried out in a manner consistent with offerings of non-listed REITs, from its inception until September 9, 2013, when it terminated the continuous registered offering in connection with the Company’s Board of Directors (the “Board’s”) consideration of strategic alternatives to maximize value to its stockholders. The Company subsequently determined to register shares of newly authorized Class A common stock that were to be offered in a firmly underwritten public offering (the “IPO”), by filing a registration statement on Form S-11 (File No. 333-192610) with the SEC, on November 27, 2013. On March 28, 2014, the SEC declared the registration statement effective and the Company announced the pricing of the IPO of 3,448,276 shares of Class A common stock at a public offering price of $14.50 per share for total gross proceeds of $50.0 million. The net proceeds of the IPO, which closed on April 2, 2014, were approximately $44.0 million after deducting underwriting discounts and commissions and offering costs.

In connection with the IPO, shares of the Company’s Class A common stock were listed on the NYSE MKT for trading under the symbol “BRG.” Pursuant to the second articles of amendment and restatement to its charter filed on March 26, 2014, (the “Second Charter Amendment”), each share of its common stock outstanding immediately prior to the listing, including shares sold in its continuous registered offering, was changed into one-third of a share of each of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock. Following the filing of the Second Charter Amendment, the Company effected a 2.264881-to-1 reverse stock split of its outstanding shares of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock, and on March 31, 2014, the Company effected an additional 1.0045878-to-1 reverse stock split of its outstanding shares of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock.

As of March 31, 2014, we were externally managed by Bluerock Multifamily Advisor, LLC, an affiliate of Bluerock (the “Former Advisor”), pursuant to an advisory agreement (the “Advisory Agreement”). In connection with the completion of the IPO, we engaged BRG Manager, LLC, also an affiliate of Bluerock (the “Manager”), to provide external management services to us under a new management agreement (the “Management Agreement”), and terminated the Advisory Agreement with the Former Advisor.

Substantially concurrently with the completion of the IPO, the Company completed a series of related contribution transactions pursuant to which it acquired indirect equity interests in four apartment properties, and a 100% fee simple interest in a fifth apartment property for an aggregate asset value of $152.3 million (inclusive of Villas of Oak Crest, which is accounted for under the equity method, and Springhouse, in which the Company already owned an interest and which has been reported as consolidated for the periods presented.

The Company subsequently determined to register additional shares of its Class A common stock to be offered in a firmly underwritten public offering, (the “October 2014 Follow-On Offering”), by filing a registration statement on Form S-11 (File No. 333-198770) with the SEC on September 16, 2014. On October 2, 2014, the SEC declared the Registration Statement effective and the Company announced the pricing of the October 2014 Follow-On Offering at a public offering price of $11.90 per share. The Company closed the October 2014 Follow-On Offering of 3,035,444 shares of Class A common stock, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters, on October 8, 2014. Net proceeds of the October 2014 Follow-On Offering were approximately $32.9 million after deducting underwriting discounts and commissions and offering costs.

On January 20, 2015, the Company completed an underwritten shelf takedown offering (the “January 2015 Follow-On Offering”) of 4,600,000 shares of Class A common stock, par value $0.01 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC, pursuant to a registration statement on Form S-3 (File No. 333-200359) filed with the SEC on November 19, 2014 and declared effective on December 19, 2014. The public offering price of $12.50 per share was announced on January 14, 2015. Net proceeds of the January 2015 Follow-On Offering were approximately $53.7 million after deducting underwriting discounts and commissions and offering costs.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2015, the Company's portfolio consisted of interests in thirteen properties (ten operating properties and three development properties), all but four acquired through joint ventures. The Company’s thirteen properties are comprised of an aggregate of 4,131 units, comprised of 3,226 operating units and 905 units under development. As of March 31, 2015, these properties, exclusive of our development properties, were approximately 94% occupied.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or its wholly-owned subsidiaries, owns substantially all of the property interests acquired on the Company’s behalf. As of March 31, 2015, limited partners other than the Company owned approximately 4.48% of the Operating Partnership (2.05% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 2.43% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”)). Bluerock Real Estate, L.L.C., a Delaware limited liability company, is referred to as Bluerock, (“Bluerock”), and the Company’s external manager, BRG Manager, LLC, a Delaware limited liability company, is referred to as its Manager, (“Manager”), Both Bluerock and the Manager are related parties with respect to the Company, but are not within the Company’s control.

Because the Company is the sole general partner of its Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in its consolidated financial statements. The Company consolidates entities in which it controls more than 50% of the voting equity and in which control does not rest with other investors. Investments in real estate joint ventures over which the Company has the ability to exercise significant influence, but for which it does not have financial or operating control, are accounted for using the equity method of accounting. These entities are reflected on the Company’s consolidated financial statements as “Investments in unconsolidated real estate joint ventures. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.  The Company will consider future majority owned and controlled joint ventures for consolidation in accordance with the provisions required by the Consolidation Topic 810 of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Certain amounts in prior year financial statement presentation have been reclassified to conform to the current period presentation.

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

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  For further information refer to the financial statements and notes thereto included in our audited consolidated financial statements for the year ended December 31, 2014 contained in the Annual Report on Form 10-K as filed with the SEC on March 4, 2015.

Summary of Significant Accounting Policies

There have been no significant changes to the Company’s accounting policies since it filed its audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2014.

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

New Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts and the accounting for debt issue costs. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. The amendments in ASU 2015-03 become effective for public business entities in the first annual period beginning after December 15, 2015, and interim periods within those fiscal years, with early application permitted. The Company is currently evaluating the impact of this accounting standard.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 eliminates specific consolidation guidance for limited partnerships and revises other aspects of consolidation analysis, including how kick-out rights, fee arrangements and related parties are assessed. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The Company is currently evaluating the impact of ASU 2015-02 on the Company’s financial statements.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”), which eliminates the concept of extraordinary items and require items that are either unusual in nature or infrequently occurring to be reported as a separate component of income from continuing operations or disclosed in the notes to the financial statements. ASU 2015-01 is effective for periods beginning after December 15, 2015, with early adoption permitted. ASU 2015-01 is not expected to have a material impact on the Company's financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern” (“ASU 2014-15”), which requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity's ability to continue as a going concern within one year after the date that the financial statements are issued. ASU 2014-15 is effective for periods beginning after December 15, 2016. ASU 2014-15 is not expected to have a material impact on the Company's financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance when it becomes effective on January 1, 2017. Early adoption is not permitted. ASU 2014-09 permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is evaluating the impact that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

Note 3 – Real Estate Assets Held for Sale, Discontinued Operations and Sale of Joint Venture Equity Interests

Real Estate Assets Held for Sale and Discontinued Operations

The Company had reported its Creekside property as held for sale in the Company’s Annual Report on Form 10-K for the twelve month period ended December 31, 2013. On March 28, 2014, the special purpose entity in which the Company held a 24.7% indirect equity interest sold the Creekside property, as discussed below. On August 28, 2014, the Company’s Investment Committee approved a plan to sell North Park Towers and the Company has classified amounts related to the property as held for sale as of December 31, 2014 and March 31, 2015.

Property Classified as Discontinued Operations

The following is a summary of the results of operations of the Creekside property classified as discontinued operations for the three months ended March 31, 2014 (amounts in thousands); there were no operations for the three months ended March 31, 2015 as the property was sold on March 28, 2014:

	For the Three Months Ended March 31,
	2015	2014
Total revenues	$-	$508
Expenses
Property operating	-	(229)
Depreciation and amortization	-	(184)
Management fees	-	(8)
Interest, net	-	(149)
Loss on operations of rental property	$-	$(62)
Gain on sale of joint venture interest	-	1,006
Loss on early extinguishment of debt	-	(880)
Income from discontinued operations	$-	$64

Sale of Joint Venture Equity Interests

On December 10, 2014, the Company through BEMT Augusta, LLC sold its 25.0% interest in the Estates at Perimeter/Augusta, Bluerock Special Opportunity + Income Fund II, LLC (“Fund II”) sold its 25.0% interest, and an unaffiliated third party, (“BRG Co-Owner”), sold its 50.0% interest, to Waypoint Residential Services, LLC, an unaffiliated third party, for an aggregate of $26.0 million, subject to a loan prepayment penalty and certain prorations and adjustments typical in such real estate transactions. After deduction for payment of the existing mortgage indebtedness and loan prepayment penalty, closing costs and fees, the sale of the Company’s interest in the Estates at Perimeter/Augusta generated net proceeds to the Company of approximately $1.7 million and a gain on sale of $0.6 million.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 9, 2014 the Company, through BEMT Berry Hill, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Operating Partnership (“BEMT Berry Hill’), entered into a series of transactions and agreements to restructure the ownership of Berry Hill (the “Restructuring Transactions”).

Prior to the Restructuring Transactions, the Company held a 25.1% indirect equity interest in Berry Hill, Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”) held a 28.4% indirect equity interest, Bluerock Growth Fund, LLC (“BGF”), a Delaware limited liability company and an affiliate of the Company’s Manager, held a 29.0% indirect equity interest, and Stonehenge 23Hundred JV Member, LLC (“Stonehenge JV Member”), an affiliate of Stonehenge Real Estate Group, LLC (“Stonehenge”), an unaffiliated third party, held the remaining 17.5% indirect equity interest plus a promote interest based on investment return hurdles for its service as developer of the property. These indirect equity interests were all held in BR Stonehenge 23Hundred JV, LLC, a Delaware limited liability company, which owns 100% of 23Hundred, LLC (“23Hundred”), a Delaware limited liability company, which in turn owned 100% of Berry Hill.

Following the Restructuring Transactions, as of December 31, 2014, Berry Hill was owned in tenancy-in-common interests, adjusted for the agreed Stonehenge promote interest as follows: (i) BEMT Berry Hill and Fund III, through 23Hundred, held a 42.2% undivided tenant-in-common interest (the Company, through BEMT Berry Hill own a 19.8% indirect equity interest and Fund III owns a 22.4% indirect equity interest); (ii) BGF’s subsidiary BGF 23Hundred, LLC, a Delaware limited liability company, holds a 22.9% undivided tenant-in-common interest; and (iii) Stonehenge JV Member’s subsidiary SH 23Hundred TIC, LLC, a Delaware limited liability company, holds a 34.8% undivided tenant-in-common interest.

As a result of the restructuring, the Company no longer controlled Berry Hill through its voting rights. The Company’s investment in Berry Hill has been deconsolidated and is now accounted for under the equity method of accounting as of December 31, 2014.

On January 14, 2015, the Company, along with the other two holders of tenant-in-common interests in Berry Hill, sold their respective interests to 2300 Berry Hill General Partnership, an unaffiliated third party. The aggregate purchase price was $61.2 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for payment of the existing mortgage indebtedness and payment of closing costs and fees, the sale of the Company’s interest in Berry Hill generated net proceeds of approximately $7.3 million to the Company and a consolidated gain on sale of $11.3 million, of which the Company’s pro rata share of gain is $5.3 million before disposition expenses of $0.1 million, which was included in the Company’s statement of operations for the three months ended March 31, 2015.

On December 3, 2014, the Company, through BR Waterford Crossing JV, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Operating Partnership (“BRG Grove”) and Bell HNW Waterford, LLC, a Delaware limited liability company and an unaffiliated third party (“BRG Co-Owner”), owned a 252-unit apartment community located in Hendersonville, Tennessee named the Grove at Waterford, as tenants-in-common.  BRG Grove owned a 60.0% tenant-in-common interest in the Grove at Waterford property. On December 18, 2014, BRG Grove sold its 60.0% tenant-in-common interest in the Grove at Waterford property, and BRG Co-Owner its 40.0% tenant-in-common interest, to Bell Hendersonville, an unaffiliated third party, for an aggregate of $37.7 million, subject to a loan prepayment penalty and certain prorations and adjustments typical in such real estate transactions. After deduction for payment of the existing mortgage indebtedness and loan prepayment penalty, closing costs and fees, the sale of the Company’s interest in the Grove at Waterford generated net proceeds to the Company of approximately $9.0 million and a gain on sale of $3.5 million.

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

Note 4 – Investments in Real Estate

As of March 31, 2015, the Company was invested in ten operating real estate properties and three development properties through joint venture partnerships. The following tables provide summary information regarding our operating and development investments, which are either consolidated or presented on the equity method of accounting.

Operating Properties

	Number of	Date	Ownership	Average	%
Multifamily Community Name/Location	Units	Built/Renovated (1)	Interest	Rent (2)	Occupied (3)
MDA Apartment/ Chicago, IL (4)	190	2006	35.31%	$2,231	95%
Enders Place at Baldwin Park/ Orlando, FL	220	2003	89.50%	1,521	95%
Park & Kingston, Charlotte, NC	153	2014	46.95%	1,184	91%
ARIUM Grande Lakes/ Orlando, FL	306	2005	95.00%	1,130	96%
Lansbrook Village/ Palm Harbor, FL	595	2004	76.81%	1,122	93%
Village Green of Ann Arbor/ Ann Arbor, MI	520	2013	48.61%	1,120	93%
Fox Hill, Austin , TX	288	2010	85.27%	1,110	98%
North Park Towers/ Southfield, MI (5)	313	2000	100.0%	1,044	95%
Springhouse at Newport News/ Newport News, VA	432	1985	75.00%	830	92%
Villas at Oak Crest/ Chattanooga, TN	209	1999	67.18%	806	98%
Total/Average	3,226			$1,150	94%

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Represents date of last significant renovation or year built if there were no renovations.

(2) Represents the average effective monthly rent per occupied unit for all occupied units for the three months ended March 31, 2015. Total concessions for the three months ended March 31, 2015 amounted to approximately $45,000.

(3) Percent occupied is calculated as (i) the number of units occupied as of March 31, 2015, divided by (ii) total number of units, expressed as a percentage.

(4) The MDA Apartments include 8,200 square feet of retail space. Average effective rent excluding the property’s retail space was $2,082.

(5) This property is classified as held for sale as of March 31, 2015 and accounted for on a consolidated basis based on our 100% ownership in the property. Amounts related to this investment are classified as held for sale assets/liabilities on the Company’s consolidated balance sheet.

Depreciation expense was $2.3 million and $1.2 million for the three months ended March 31, 2015 and 2014, respectively including amounts in discontinued operations.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. In-place leases are amortized over the remaining term of the in-place leases, which is approximately six months. Amortization expense related to the in-place leases was $0.5 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively.

Development Properties

	Number of	Initial	Final Units to	Pro Forma
Multifamily Community Name/Location	Units	Occupancy	be Delivered	Average Rent (1)
UCF Orlando / Orlando, FL	296	2Q 2015	2Q 2016	$1,211
Alexan CityCentre / Houston, TX	340	4Q 2016	4Q 2017	2,144
Alexan Blaire House / Houston, TX	269	1Q 2017	1Q 2018	$2,019
Total/Average	905			$1,803

(1) Represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization.

Note 5 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity during 2015:

Acquisition of Interest in Park & Kingston

On March 16, 2015, the Company, through a wholly-owned subsidiary of its Operating Partnership, completed an investment in a multi-tiered joint venture along with Fund III, an affiliate of Bluerock, to acquire 153 newly-constructed units (the “Phase I Units”) in a Class AA apartment community in Charlotte, North Carolina known as the Park & Kingston Apartments (“Park & Kingston”). The Company’s indirect ownership interest in Park & Kingston is 46.95%.

The purchase price for the Phase I Units of $27.85 million was funded, in part, with a $15.25 million senior mortgage loan secured by the Park & Kingston property and improvements.

The Company also has the ability to acquire 15 units under development at Park & Kingston (the “Phase II Units”), for a purchase price of $2.87 million. The seller has commenced, and will manage and complete the development of the Phase II Units. Upon completion of the development of and upon the issuance of a certificate of occupancy for the Phase II Units, closing will occur, financed with supplemental financing of up to 70% of the appraised value of the Phase II Units per the senior mortgage loan discussed above.

Acquisition of Interest in Fox Hill

On March 26, 2015, the Company, through subsidiaries of its Operating Partnership, completed an investment in a multi-tiered joint venture along with Fund III, an affiliate of Bluerock, and three unaffiliated investors (collectively, the “Third Parties”), to acquire a 288-unit apartment community located in Austin, Texas (“Fox Hill”). The Company’s indirect ownership in Fox Hill is 85.27%.

The purchase price of $38.15 million was funded, in part, with a $26.71 million senior mortgage loan secured by the Fox Hill Property and improvements.

Preliminary Purchase Price Allocation

The acquisitions of Park & Kingston and Fox Hill have been accounted for as business combinations. The purchase prices were allocated to the acquired assets based on their estimated fair values at the dates of acquisition. The preliminary measurements of fair value reflected below are subject to change. The Company expects to finalize the purchase price allocation as soon as practical, but no later than one year from the acquisition date.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assets acquired at the acquisition date. The amounts listed below reflect provisional amounts that will be updated as information becomes available (amounts in thousands):

Preliminary Purchase Price Allocation
Land	$7,240
Building	47,641
Building improvements	6,292
Land improvements	2,386
Furniture and fixtures	1,204
In-place leases	1,237
Total assets acquired	$66,000

The pro-forma information presented below represents the change in consolidated revenue and earnings as if the Company's significant acquisitions of Village Green of Ann Arbor, North Park Towers, Lansbrook Village, ARIUM Grande Lakes, and Fox Hill, (collectively the "Recent Acquisitions"), had occurred on January 1, 2014 (amounts in thousands, except per share amounts).

	Three Months Ended March 31,			Three Months Ended March 31,
	2015			2014
	As Reported	Pro-Forma Adjustments	Pro-Forma	As Reported	Pro-Forma Adjustments	Pro-Forma

Revenues	$9,036	$936	$9,972	$3,226	$6,314	$9,540
Net income (loss)	$9,347	$433	$9,780	$(1,188)	$(1,170)	$(2,358)
Net income (loss) attributable to BRG	$3,313	$412	$3,725	$(1,047)	$(1,076)	$(2,123)

Earnings (loss) per share, basic and diluted	$0.26		$0.30	$(0.99)		$(2.00)

(1) Pro-forma earnings per share, both basic and diluted, are calculated based on the net income (loss) attributable to BRG.

Aggregate property level revenues and net loss for the Recent Acquisitions, since the properties’ respective acquisition dates, that are reflected in the Company’s 2015 consolidated statement of operations amounted to $5.7 million and $.2 million, respectively.

Note 6 – Investments in Unconsolidated Real Estate Joint Ventures

Following is a summary of the Company’s ownership interests in the investments we report under the equity method of accounting. The carrying amount of the Company’s investments in unconsolidated real estate joint ventures as of March 31, 2015 and December 31, 2014 is summarized in the table below (amounts in thousands):

Property	March 31, 2015	December 31, 2014
Villas at Oak Crest	$3,163	$3,170
Alexan CityCentre	6,505	6,505
UCF Orlando	3,629	3,629
23Hundred@Berry Hill	202	4,906
Alexan Blaire House	8,679	-
Other	120	121
Total	$22,298	$18,331

The Company’s investments in the Villas at Oak Crest, Alexan CityCentre UCF Orlando, and Alexan Blaire House represent preferred equity investments with the following stated returns:

	Current Pay		Total
	Annualized	Accrued	Annualized
Property	Preferred Return	Annualized Preferred Return	Preferred Return
Villas at Oak Crest	10.5%	4.5%	15.0%
Alexan CityCentre	15.0%	—	15.0%
UCF Orlando	15.0%	—	15.0%
Alexan Blaire House	15.0%	—	15.0%

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The equity in income (loss) of the Company’s unconsolidated real estate joint ventures for the three months ended March 31, 2015 and 2014 is summarized below (amounts in thousands):

Property	March 31, 2015	March 31, 2014
Villas at Oak Crest	$105	$—
Alexan CityCentre	241	—
UCF Orlando	134	—
Alexan Blaire House	261	—
Other	(11)	(6)
Equity in income (loss) of unconsolidated joint venture	$730	$(6)

Summary combined financial information for the Company’s investments in unconsolidated real estate joint ventures as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014, is as follows:

	March 31, 2015	December 31, 2014
Balance Sheets:
Real estate, net of depreciation	$62,585	$55,091
Real estate, net of depreciation, held for sale	—	31,334
Other assets	8,790	1,193
Other assets, held for sale	486	2,458
Total assets	$71,861	$90,076

Mortgage payable	$25,077	$19,820
Mortgage payable, held for sale	—	23,569
Other liabilities	3,315	2,812
Other liabilities, held for sale	18	1,026
Total liabilities	$28,410	$47,227
Members’ equity	43,451	42,849
Total liabilities and members’ equity	$71,861	$90,076

	Three Months Ended March 31,
	2015	2014
Operating Statements:
Total revenues	$683	$599
Property operating expenses	(280)	(229)
Income before debt service, acquisition costs, and depreciation and amortization	403	370
Interest expense	(181)	(186)
Acquisition costs	—	—
Depreciation and amortization	(212)	(200)
Operating income (loss)	10	(16)
Gain on sale of real estate	29,197	—
Net income (loss)	29,207	(16)
Net (income) loss attributable to JV partners	(28,838)	11
Net income (loss) attributable to common stockholders	369	(5)
Amortization of deferred financing costs paid on behalf of joint venture	(7)	—

Equity in income (loss) of unconsolidated joint venture	$362	$(5)

Acquisition of Alexan Blaire House Interests

On January 12, 2015, through BRG Southside, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II and Fund III, LLC, which are affiliates of the Manager, and an affiliate of Trammell Crow Residential to develop an approximately 269-unit Class A apartment community located in Houston, Texas, to be known as Alexan Blaire House. Alexan Blaire House will be developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC, as tenant under an 85-year ground lease. We have made a capital commitment of $17.4 million to acquire 100% of the preferred equity interests in BRG Southside, LLC of which $8.7 million has been funded as of March 31, 2015.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Mortgages Payable

The following table summarizes certain information as of March 31, 2015 and December 31, 2014, with respect to the Company’s indebtedness (amounts in thousands).

	Outstanding Principal		As of March 31, 2015
Property	March 31, 2015	December 31, 2014	Interest Rate	Fixed/ Floating	Maturity Date
Springhouse at Newport News	$22,428	$22,515	5.66%	Fixed	January 1, 2020
Enders Place at Baldwin Park(1)	25,398	25,475	4.30%	Fixed	November 1, 2022
MDA Apartments	37,600	37,600	5.35%	Fixed	January 1, 2023
Village Green of Ann Arbor	42,887	43,078	3.92%	Fixed	October 1, 2022
Lansbrook Village	43,043	42,357	4.42%	Blended (2)	March 31, 2018
ARIUM Grande Lakes	29,444	29,444	1.84%	Floating (3)	December 1, 2024
Fox Hills	26,705	—	3.57%	Fixed	April 1, 2022
Park & Kingston	15,250	—	3.21%	Fixed	April 1, 2020
Total	242,755	200,469
Fair value adjustments	808	874
Total continuing operations	243,563	201,343
North Park Towers - held for sale	11,500	11,500	5.65%	Fixed	January 6, 2024
Total	$255,063	$212,843

(1) The principal includes a $17.4 million loan at a 3.97% interest rate and an $8.0 million supplemental loan at a 5.01% interest rate.

(2) The principal balance includes the initial advance of $42.0 million at a fixed rate of 4.45% and an additional advance of $1.0 million that bears interest at a floating rate of one month LIBOR plus 3.00%, as of March 31, 2015, the additional advance had an interest rate of 3.31%.

(3) ARIUM Grande Lakes Senior Loan bears interest at a floating rate of 1.67% plus one month LIBOR.  At March 31, 2015, the interest rate was 1.84%.

Lansbrook Mortgage Payable

On March 21, 2014, the Company, through an indirect subsidiary (the “Lansbrook Borrower”), entered into a $48 million loan with General Electric Capital Corporation, which is secured by the Lansbrook property. The $48.0 million is comprised of a $42.0 million initial advance and an additional $6.0 million of additional borrowing for the acquisition and improvement of additional units. At March 31, 2015, the Lansbrook Borrower has borrowed $0.7 million of the $6.0 million of additional borrowable funds. The loan matures on March 31, 2018 and bears interest at a fixed rate 4.44% per annum, with interest-only payments due until May 1, 2016 and principal payments beginning thereafter based upon a 30-year amortization schedule. Yield maintenance payments will be required to the extent the loan is prepaid before the third month prior to the maturity date and thereafter the loan may be prepaid without penalty. At the time of repayment, whether prepaid or paid at maturity, a $240,000 exit fee is due to the lender. The loan is nonrecourse to the Lansbrook Borrower, with recourse carve-outs for certain deeds, acts or failures to act on the part of the Lansbrook Borrower or any of its officers, members, managers or employees.

Park & Kingston Mortgage Payable

On March 16, 2015, the Company, through an indirect subsidiary (the “Park & Kingston Borrower”), entered into a $15.25 million loan with the Federal National Mortgage Association (“Fannie Mae”), which is secured by Park & Kingston. The loan matures on April 1, 2020 and bears interest at a fixed rate of 3.21%, with interest-only payments due for the entire loan term. Yield maintenance payments will be required to the extent prepaid before the sixth month prior to the maturity date; during the period from the sixth month prior to the maturity date to the third month prior to the maturity date, a prepayment premium of 1% of the principal being prepaid will be required, and thereafter the loan may be prepaid without penalty. The loan is nonrecourse to the Park & Kingston Borrower with recourse carve-outs for certain deeds, acts or failures to act on the part of the Park & Kingston Borrower, or any of its officers, members, managers or employees.

Fox Hill Mortgage Payable

On March 26, 2015, the Company, through an indirect subsidiary (the “Fox Hill Borrower”), entered into a $26.7 million loan with Walker & Dunlop, LLC, which is secured by Fox Hill. The loan was subsequently assigned to Fannie Mae. The loan matures on April 1, 2022 and bears interest at a fixed rate of 3.57%, with interest-only payments due until May 1, 2019 and fixed monthly payments based on 30-year amortization thereafter. During the first 60 months of the term, the loan may be prepaid at any time with at least 30 business days prior notice and the payment of a prepayment premium equal to the greater of (i) 1% of the principal balance and (ii) a yield maintenance amount calculated as set forth in the loan agreement. After the first 60 months of the term through the fourth month prior to the end of the term, the loan may be prepaid at any time with at least 30 business days prior notice and the payment of a prepayment premium equal to 1% of the principal balance, and thereafter, the loan may be prepaid at any time at par. The loan is nonrecourse to the Company and the Fox Hill Borrower with recourse carve-outs for certain deeds, acts or failures to act on the part of the Company and the Fox Hill Borrower, or any of its officers, members, managers or employees.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  As of March 31, 2015, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2015 (April 1-December 31)	$1,056
2016	2,717
2017	3,040
2018	44,297
2019	2,938
Thereafter	200,207
$254,255
Add: Unamortized fair value debt adjustment	808
Total	$255,063

The net book value of real estate assets providing collateral for these above borrowings were $352.0 million and $288.4 million at March 31, 2015 and December 31, 2014, respectively.

Note 8 – Line of Credit

As of January 1, 2014, the outstanding balance on the Company's working capital line of credit provided by Fund II and Fund III, both of which are affiliates of Bluerock, was $7.6 million.  On April 2, 2014, the line of credit was paid in full with proceeds from the IPO and extinguished.

Note 9 – Fair Value of Financial Instruments

As of March 31, 2015 and December 31, 2014, the Company believes the carrying value of cash and cash equivalents, accounts receivable, due to and from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities.  As of March 31, 2015, the carrying value and approximate fair value of mortgages payable, as presented on the consolidated balance sheet, were $254.3 million and $260.6 million, respectively, inclusive of the North Park Towers mortgage payable, which is classified as held for sale.  The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs, as defined in ASC Topic 820, “Fair Value Measurement”) for similar types of borrowing arrangements.

Note 10 – Related Party Transactions

In connection with the Company’s investments in the Enders Place at Baldwin Park, Berry Hill and MDA Apartments, it entered into a line of credit agreement with Fund II and Fund III. As of January 1, 2014, the outstanding balance on the Company's working capital line of credit provided by Fund II and Fund III, both of which are affiliates of Bluerock, was $7.6 million.  On April 2, 2014, the line of credit was paid in full with proceeds of the IPO and extinguished.

In connection with the Company’s acquisition of an interest in the Villas at Oak Crest, the Company assumed a receivable of $0.3 million from Fund II related to accrued interest on Fund II’s investment in the Villas at Oak Crest prior to the contribution of their interest to the Company, and as of March 31, 2015 and December 31, 2014, the Company has a corresponding payable to Fund II for this amount.

As of March 31, 2014, we were externally managed by our Former Advisor pursuant to the Advisory Agreement. In connection with the completion of the IPO, we terminated our Advisory Agreement with our Former Advisor, and we entered into a new management agreement, or Management Agreement, with the Manager, on April 2, 2014. The terms and conditions of the Management Agreement, which became effective as of April 2, 2014, and the Advisory Agreement, which was effective for the reported periods prior to April 2, 2014, are described below.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We pay the Manager a base management fee in an amount equal to the sum of: (A) 0.25% of the Company’s stockholders’ existing and contributed equity prior to the IPO and in connection with our contribution transactions, per annum, calculated quarterly based on the Company’s stockholders’ existing and contributed equity for the most recently completed calendar quarter and payable in quarterly installments in arrears, and (B) 1.5% of the equity per annum of the Company’s stockholders who purchase shares of the Company’s Class A common stock, calculated quarterly based on their equity for the most recently completed calendar quarter and payable in quarterly installments in arrears. The base management fee is payable independent of the performance of the Company’s investments. The base management fee expense for the Manager was $0.5 million for the three months ended March 31, 2015.

The Company also pays the Manager an incentive fee with respect to each calendar quarter in arrears. The incentive fee is equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) the Company’s adjusted funds from operations (“AFFO”), for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in the IPO and in future offerings and transactions, multiplied by the weighted average number of all shares of the Company’s Class A common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of Class A common stock, LTIP Units, and other shares of common stock underlying awards granted under the Incentive Plans and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to the IPO or in the contribution transactions, and (B) 8%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless AFFO is greater than zero for the four most recently completed calendar quarters, or the number of completed calendar quarters since the closing date of the IPO, whichever is less. For purposes of calculating the incentive fee during the first 12 months after completion of the IPO, AFFO will be determined by annualizing the applicable period following completion of the IPO. One half of each quarterly installment of the incentive fee will be payable in LTIP Units, calculated pursuant to the formula above. The remainder of the incentive fee will be payable in cash or in LTIP Units, at the election of the Board, in each case calculated pursuant to the formula above. Incentive fees of $0.15 million were expensed during the three months ended December 31, 2014, which caused the issuance of 10,896 LTIP Units on February 18, 2015. Incentive fees to the Manager of $0.9 million were expensed during the three months ended March 31, 2015, which will result in the issuance of approximately 69,900 LTIP Units during the second quarter of 2015, assuming a LTIP Unit price of $13.33 per unit, once approved by the independent directors.

Management fee expense of $0.4 million and $1.0 million was recorded as part of general and administrative expenses for the three months ended March 31, 2015 and for the year ended December 31, 2014, respectively, related to the 179,562 LTIP Units granted in connection with the IPO. The expense recognized during 2014 was based on $12.43 per LTIP unit, which represents the closing share price for the Company’s Class A common stock on December 31, 2014. These LTIP units vest over a three year period beginning in April 2015.

The Company is also required to reimburse the Manager for certain expenses and pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The Manager waived all reimbursements for the three months ended March 31, 2015.

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

The Manager may retain, at its sole cost and expense, the services of such persons and firms as the Manager deems necessary in connection with our management and operations (including accountants, legal counsel and other professional service providers), provided that such expenses are in amounts no greater than those that would be payable to third-party professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis. The Manager has in the past retained, and going forward may retain Konig & Associates, P.C., a professional corporation wholly-owned by Michael L. Konig, the Company’s Chief Operating Officer, Secretary and General Counsel, to provide transaction based legal services, if the Manager determines that such retention would be less expensive than retaining third party professionals. The Company incurred $0.2 million in fees and expenses during the year ended December 31, 2014 for the firm’s transaction-related work on the contribution transactions, the IPO and the October 2014 Follow-On Offering. There was approximately $25,000 of fees and expenses payable by the Company to Konig & Associates, P.C. in conjunction with the October 2014 Follow-On Offering, as of December 31, 2014 and March 31, 2015.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company had issued 1,000 shares of convertible stock, par value $0.01 per share, to the Former Advisor, pursuant to the Advisory Agreement, that upon completion of the IPO were convertible to shares of common stock if and when: (A) the Company had made total distributions on the then outstanding shares of its common stock equal to the original issue price of those shares plus an 8% cumulative, non-compounded, annual return on the original issue price of those shares or (B) subject to specified conditions, the Company listed its common stock for trading on a national securities exchange. We listed shares of our Class A common stock on the NYSE MKT on March 28, 2014. At that time, the terms for converting the convertible stock would not be achieved and so we amended our charter on March 26, 2014 to remove the convertible stock as an authorized class of our capital stock.

In general, under the Advisory Agreement, the Company contracted property management services for certain properties directly to non-affiliated third parties, in which event it was to pay the Former Advisor an oversight fee equal to 1% of monthly gross revenues of such properties.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Bluerock Property Management, LLC

The Company incurred $0.05 million in property management fees to Bluerock Property Management, LLC, an affiliate of Bluerock, on behalf of the North Park Towers property during the three months ended March 31, 2015.

Pursuant to the terms of the Advisory Agreement and the Management Agreement, summarized below are the related party amounts payable to our Former Advisor and the Manager, as of March 31, 2015 and December 31, 2014 (in thousands).

	March 31, 2015	December 31, 2014
Amounts Payable to the Former Advisor under our Prior and Terminated Advisory Agreement
Asset management and oversight fees	$404	$404
Acquisition fees and disposition fees	740	740
Financing fees	36	36
Total payable to the Former Advisor	1,180	1,180

Amounts Payable to the Manager under the New Management Agreement
Base management fee	519	310
Incentive fee	931	146
Other	4	7
Total payable to the Manager	1,454	463
Total amounts payable to Former Advisor and Manager	$2,634	$1,643

As of March 31, 2015 and December 31, 2014, we had $0.3 million in payables due to related parties other than our Manager and Former Advisor.

As of March 31, 2015 and December 31, 2014, we had $0.5 million and $0.6 million, respectively, in receivables due to us from related parties other than our Manager and Former Advisor.

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

The Company considers the requirements of the two-class method when preparing earnings per share. Earnings per share is not affected by the two-class method because the Company’s Class A, B-1, B-2 and B-3 common stock and LTIP Units participate in dividends on a one-for-one basis.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the components of basic and diluted net loss per common share (amounts in thousands, except share and per share amounts):

	For the Three Months Ended March 31,
	2015	2014

Net income (loss) from continuing operations attributable to common stockholders	$3,313	$(1,111)
Dividends on restricted stock expected to vest	(2)	(2)
Basic net income (loss) from continuing operations attributable to common stockholders	$3,311	$(1,113)
Basic net income from discontinued operations attributable to common stockholders	$—	$64

Weighted average common shares outstanding (2)	12,547,895	1,060,889

Potential dilutive shares (1)	-	-
Weighted average common shares outstanding and potential dilutive shares (2)	12,547,895	1,060,889

Income (loss) per common share, basic
Continuing operations	$0.26	$(1.05)
Discontinued operations	$0.00	$0.06
	$0.26	$(0.99)
Income (loss) per common share, diluted
Continuing operations	$0.26	$(1.05)
Discontinued operations	$0.00	$0.06
	$0.26	$(0.99)

The number of shares and per share amounts for the prior period have been retroactively restated to reflect the two reverse stock splits of the Class B common stock discussed below.

The effect of the conversion of OP Units is not reflected in the computation of basic and diluted earnings per share, as they are exchangeable for Class A Common Stock on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as noncontrolling interests in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share.

(1)	Excludes 3,956 and 6,468 shares of Class B common stock, for the three months ended March 31, 2015 and 2014, related to non-vested restricted stock, as the effect would be anti-dilutive. Also excludes 282,759 OP Units for the three months ended March 31, 2015 as the effect would be anti-dilutive.

(2)	For 2015, amounts relate to shares of the Company’s Class A, B-1, B-2, B-3 common stock and LTIP Units outstanding. For 2014, amounts relate to Class B-1, B-2 and B-3 common shares outstanding.

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

On January 23, 2014, the Company's stockholders approved the second articles of amendment and restatement to our charter (the “Second Charter Amendment”), that provided, among other things, for the designation of a new share class of Class A common stock, and for the change of each existing outstanding share of our common stock into:

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

We refer to Class B-1 common stock, Class B-2 common stock and Class B-3 common stock collectively as “Class B” common stock. We listed our Class A common stock on the NYSE MKT on March 28, 2014. Our Class B common stock is identical to our Class A common stock, except that (i) we do not intend to list our Class B common stock on a national securities exchange, and (ii) shares of our Class B common stock convert automatically into shares of Class A common stock at specified times, as follows:

•	March 23, 2015, in the case of our Class B-1 common stock;

•	September 19, 2015, in the case of our Class B-2 common stock; and

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•	March 17, 2016, in the case of our Class B-3 common stock.

On March 23, 2015, 353,630 shares of Class B-1 common stock converted into Class A common stock in accordance with the above, and no Class B-1 common stock remains outstanding.

On January 20, 2015, the Company closed its January 2015 Follow-On Offering of 4,600,000 shares of its Class A common stock, par value $0.01 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC, pursuant to a registration statement on Form S-3 (File No. 333-200359), filed with the SEC on November 19, 2014 and declared effective on December 19, 2014. The public offering price of $12.50 per share was announced on January 14, 2015. Net proceeds of the January 2015 Follow-On Offering were approximately $53.7 million after deducting underwriting discounts and commissions and estimated offering expenses

Operating Partnership and Long-Term Incentive Plan Units

On April 2, 2014, concurrently with the completion of the IPO, the Company entered into the Second Amended and Restated Agreement of Limited Partnership of its Operating Partnership, Bluerock Residential Holdings, L.P. Pursuant to the amendment, the Company is the sole general partner of the Operating Partnership and may not be removed as general partner by the limited partners with or without cause. The limited partners of the Operating Partnership are Bluerock REIT Holdings, LLC, BR-NPT Springing Entity, LLC (“NPT”), Bluerock Property Management, LLC (“BPM”), our Manager, and Bluerock Multifamily Advisor, LLC (the “Former Advisor”), all of which are affiliates of Bluerock.

Prior to the completion of the IPO, the Company owned, directly and indirectly, 100% of the limited partnership units in the Operating Partnership. Effective as of the completion of the IPO, limited partners other than the Company owned approximately 9.87% of the Operating Partnership (4.59% are held by OP Unit holders and 5.28% are held by LTIP Unit holders.) As of March 31, 2015, limited partners other than the Company owned approximately 4.48% of the Operating Partnership (2.05% is held by OP Unit holders and 2.43% is held by LTIP Unit holders.)

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

Stock-based Compensation for Independent Directors

Prior to the Company’s IPO on April 2, 2014, the Company’s independent directors received an automatic grant of 5,000 shares of restricted stock on the initial effective date of the continuous registered offering and received an automatic grant of 2,500 shares of restricted stock when such directors were re-elected at each annual meeting of the Company’s stockholders thereafter through the 2013 annual meeting held on August 5, 2013. The restricted stock vested 20% at the time of the grant and 20% on each anniversary thereafter over four years from the date of the grant. All shares of restricted stock granted to the independent directors receive distributions, whether vested or unvested. The value of the restricted stock granted was determined at the date of grant. Commencing with the Company’s IPO, the Company’s independent directors will no longer receive automatic grants upon appointment or reelection at each annual meeting of the Company’s stockholders.

On March 24, 2015, in accordance with the Company’s 2014 Equity Incentive Plan for Individuals (the “2014 Individuals Plan”), the Board authorized and each of the Company’s independent directors received two grants of 2,500 restricted shares of the Company’s Class A common stock. The first grant of 2,500 restricted shares related to services rendered in 2014 (each, a “2014 Restricted Stock Award”), while the second grant of 2,500 restricted shares relates to services rendered or to be rendered in 2015 (each, a “2015 Restricted Stock Award”). The vesting schedule for each 2014 Restricted Stock Award is as follows: (i) 834 shares as of March 24, 2015, (ii) 833 shares on March 24, 2016, and (iii) 833 shares on March 24, 2017. The vesting schedule for each 2015 Restricted Stock Award is as follows: (i) 834 shares as of March 24, 2016, (ii) 833 shares on March 24, 2017, and (iii) 833 shares on March 24, 2018.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of the Company’s non-vested shares as of March 31, 2015 is as follows (amounts in thousands, except share amounts):

Non-Vested shares	Shares (1)	Weighted average grant-date fair value (1)
Balance at January 1, 2015	3,956	$90
Granted	15,000	197
Vested	(2,502)	(33)
Forfeited	—	—
Balance at March 31, 2015	16,454	$254

(1) The number of shares and per share amounts for the prior period have been retroactively restated to reflect the two reverse stock splits of the Class B common stock discussed above.

At March 31, 2015, there was $219,000 of total unrecognized compensation cost related to unvested restricted stocks granted under the independent director compensation plan. The original cost is expected to be recognized over a period of 2.9 years.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Distributions

On October 10, 2014, the Board declared monthly dividends for the fourth quarter of 2014 equal to a quarterly rate of $0.29 per share on both the Company’s Class A common stock and Class B common stock, payable monthly to the stockholders of record as of October 25, 2014, November 25, 2014 and December 25, 2014, which was paid in cash on November 5, 2014, December 5, 2014 and January 5, 2015, respectively.

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

On January 9, 2015, the Board declared monthly dividends for the first quarter of 2015 equal to a quarterly rate of $0.29 per share on both the Company’s Class A common stock and Class B common stock, payable monthly to the stockholders of record as of January 25, 2015, February 25, 2015 and March 25, 2015, which was paid in cash on February 5, 2015, March 5, 2015 and April 5, 2015, respectively.

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

 Distributions paid for the three months ended March 31, 2015 were as follows (amounts in thousands):

	Distributions
2015	Declared	Paid
First Quarter
Class A Common Stock	$3,554	$3,073
Class B-1 Common Stock	68	103
Class B-2 Common Stock	103	103
Class B-3 Common Stock	103	103
OP Units	82	82
LTIP Units	96	96
Total	$4,006	$3,560

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

Note 14 – Subsequent Events

Alexan Blaire House Construction Financing

On April 7, 2015, the Company, through an indirect subsidiary, entered into a $31.8 million construction loan with Bank of America, NA which is secured by the leasehold interest in the Alexan Blaire House property. The loan matures on April 7, 2019, and contains a one-year extension option, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on the base rate plus 1.25% or LIBOR plus 2.25%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty year amortization. The loan can be prepaid without penalty.

Declaration of Dividends

On April 10, 2015, the Board declared monthly dividends for the second quarter of 2015 equal to a quarterly rate of $0.29 per share on the Company’s Class A common stock and $0.29 per share on the Company’s Class B common stock, payable monthly to the stockholders of record as of April 25, 2015, May 25, 2015 and June 25, 2015, which will be paid in cash on May 5, 2015, June 5, 2015 and July 5, 2015, respectively. Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

The declared dividends equal a monthly dividend on the Class A common stock and the Class B common stock as follows: $0.096666 per share for the dividend paid to stockholders of record as of April 25, 2015, $0.096667 per share for the dividend paid to stockholders of record as of May 25, 2015, and $0.096667 per share for the dividend paid to stockholders of record as of June 25, 2015. A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate.

Distributions Paid

The following distributions were paid to the Company's holders of Class A, Class B-2 and B-3 common stock as well as holders of OP and LTIP Units subsequent to March 31, 2015 (amounts in thousands):

Shares	Declaration Date	Record Date	Date Paid	Distributions per Share	Total Distribution
Class A Common Stock	Jan. 9, 2015	March 25, 2015	April 5, 2015	$0.096667	$1,208
Class B-2 Common Stock	Jan. 9, 2015	March 25, 2015	April 5, 2015	$0.096667	$34
Class B-3 Common Stock	Jan. 9, 2015	March 25, 2015	April 5, 2015	$0.096667	$34
OP Units	Jan. 9, 2015	March 25, 2015	April 5, 2015	$0.096667	$27
LTIP Units	Jan. 9, 2015	March 25, 2015	April 5, 2015	$0.096667	$33

Class A Common Stock	April 10, 2015	April 25, 2015	May 5, 2015	$0.096666	$1,208
Class B-2 Common Stock	April 10, 2015	April 25, 2015	May 5, 2015	$0.096666	$34
Class B-3 Common Stock	April 10, 2015	April 25, 2015	May 5, 2015	$0.096666	$34
OP Units	April 10, 2015	April 25, 2015	May 5, 2015	$0.096666	$27
LTIP Units	April 10, 2015	April 25, 2015	May 5, 2015	$0.096666	$33
Total					$2,672

Entrance into Purchase Agreement for Ashton Reserve

On May 12, 2015, the Company, through a subsidiary of its Operating Partnership, entered into an Assignment Agreement with Bluerock, pursuant to which the Company was assigned a purchase agreement to acquire a 322-unit apartment community located in Charlotte, North Carolina known as Ashton Reserve at Northlake (“Ashton Phase I”).  The purchase price of $44.8 million will be funded, in part, by the assumption of the existing loan secured by the property which has an expected principal amount as of the anticipated closing date of approximately $31.9 million.  The Company expects to invest approximately $13.7 million of equity in Ashton Phase I.

The purchase agreement further provides that on the closing date for Ashton Phase I, the seller’s parent will assign a purchase agreement to acquire approximately 9.1 acres of land that are contiguous with Ashton Phase I, together with a 151-unit apartment community currently under construction thereon (“Ashton Phase II”) to the Company.  The purchase price for Ashton Phase II will be a maximum of $21.8 million.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Bluerock Residential Growth REIT, Inc., and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Bluerock Residential Growth REIT, Inc., a Maryland corporation, and, as required by context, Bluerock Residential Holdings, L.P., a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. We refer to Bluerock Real Estate, L.L.C., a Delaware limited liability company, as Bluerock, and we refer to our external manager, BRG Manager, LLC, a Delaware limited liability company, as our Manager. Both Bluerock and our Manager are affiliated with the company.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the factors included in this Quarterly Report on Form 10-Q, including those set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	use of proceeds of the Company’s equity offerings;

•	the competitive environment in which we operate;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	risks associated with geographic concentration of our investments;

•	decreased rental rates or increasing vacancy rates;

•	our ability to lease units in newly acquired or newly constructed apartment properties;

•	potential defaults on or non-renewal of leases by tenants;

•	creditworthiness of tenants;

•	our ability to obtain financing for and complete acquisitions under contract;

•	development and acquisition risks, including failure of such acquisitions and developments to perform in accordance with projections;

•	the timing of acquisitions and dispositions;

•	the performance of the Bluerock strategic partners in our joint venture investments;

•	potential natural disasters such as hurricanes, tornadoes and floods;

•	national, international, regional and local economic conditions;

•	our ability to pay future distributions;

•	the general level of interest rates;

•	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;

•	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;

•	lack of or insufficient amounts of insurance;

•	our ability to maintain our qualification as a REIT;

•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us or a subsidiary owned by us or acquired by us.

Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this report. All forward-looking statements are made as of the date of this report and the risk that actual results will differ materially from the expectations expressed in this report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this report, whether as a result of new information, future events, changed circumstances or any other reason. The forward-looking statements should be read in light of the risk factors set forth in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 4, 2015, and subsequent filings by us with the SEC.

Overview

We were incorporated as a Maryland corporation on July 25, 2008. Our objective is to maximize long-term stockholder value by acquiring well-located institutional-quality apartment properties in demographically attractive growth markets across the United States. We seek to maximize returns through investments where we believe we can drive substantial growth in our funds from operations, adjusted funds from operations and net asset value through one or more of our Core-Plus, Value-Add, Opportunistic and Invest-to-Own investment strategies.

We are externally managed by our Manager, an affiliate of Bluerock. We conduct our operations through Bluerock Residential Holdings, L.P., our operating partnership (the “Operating Partnership”), of which we are the sole general partner. The consolidated financial statements include our accounts and those of the Operating Partnership and its subsidiaries.

As of March 31, 2015, our portfolio consisted of interests in thirteen properties (ten operating properties and three development properties), all but four acquired through joint ventures. The Company’s thirteen properties are comprised of an aggregate of 4,131 units, comprised of 3,226 operating units and 905 units under development. As of March 31, 2015, these properties, exclusive of our development properties, were approximately 94% occupied.

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

Our IPO, Contribution Transactions and Follow-On Offerings

We raised capital in a continuous registered offering, carried out in a manner consistent with offerings of non-listed REITs, from its inception until September 9, 2013, when we terminated the continuous registered offering in connection with the Board’s consideration of strategic alternatives to maximize value to our stockholders. We subsequently determined to register shares of newly authorized Class A common stock that were to be offered in a firmly underwritten public offering (the “IPO”), by filing a registration statement on Form S-11 (File No. 333-192610) with the SEC, on November 27, 2013. On March 28, 2014, the SEC declared the registration statement effective and we announced the pricing of the IPO of 3,448,276 shares of Class A common stock at a public offering price of $14.50 per share for total gross proceeds of $50.0 million. The net proceeds of the IPO were approximately $44.0 million after deducting underwriting discounts and commissions and estimated offering costs.

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

Substantially concurrently with the completion of the IPO, we completed a series of related contribution transactions pursuant to which we acquired indirect equity interests in four apartment properties, and a 100% fee simple interest in a fifth apartment property for an aggregate asset value of $152.3 million (inclusive of the Villas at Oak Crest, which is accounted for under the equity method, and Springhouse, in which we already owned an interest and which has been reported as consolidated for the periods presented). As holders of shares of our Class A common stock issued in our contribution transactions in connection with our IPO, Fund II and Fund III and their respective managers have certain registration rights covering the resale of their shares of Class A common stock. In addition, BR-NPT Springing Entity, LLC (“NPT”) and Bluerock Property Management, LLC, the property manager of North Park Towers (“BPM”), as holders of OP Units issued in our contribution transactions, and our Manager and our former advisor, as holders of LTIP Units, have certain registration rights covering the resale of shares of our Class A common stock issued or issuable, at our option, in exchange for OP Units, including OP Units into which LTIP Units may be converted. Fund II, Fund III and their respective managers have agreed not to require us to file a registration statement with respect to the resale of their shares of Class A common stock until January 4, 2016. In addition, NPT and BPM, and our Manager and our Former Advisor, have agreed not to require us to file a registration statement with respect to the resale of their shares of our Class A common stock issued or issuable, at our option, in exchange for OP Units, including OP Units into which LTIP Units may be converted, until January 4, 2016.

In October 2014, we completed an underwritten follow-on offering (the “October 2014 Follow-On Offering”), of 3,035,444 shares of Class A common stock, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters, on October 8, 2014. Net proceeds of the Follow-On Offering were approximately $32.9 million after deducting underwriting discounts and commissions and estimated offering costs.

In January 2015, we completed an underwritten shelf takedown offering (the “January 2015 Follow-On Offering”) of 4,600,000 shares of Class A common stock, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters, on January 20, 2015. Net proceeds of the January 2015 Follow-On Offering were approximately $53.7 million after deducting underwriting discounts and commissions and offering costs.

Our total stockholders’ equity increased $53.6 million from $92.4 million as of December 31, 2014 to $146.0 million as of March 31, 2015.  The increase in our total stockholders’ equity is primarily attributable to the January 2015 Follow-On Offering, which increased our stockholders’ equity by approximately $53.7 million and our net income of $3.3 million, partially offset by dividends declared of $3.9 million, during the three months ended March 31, 2015.

Other Significant Developments

During the three months ended March 31, 2015, we made a convertible preferred investment, acquired two stabilized properties, and disposed of one joint venture equity interest as discussed below:

Acquisition of Alexan Blaire House Interests

On January 12, 2015, through a wholly-owned subsidiary of its Operating Partnership, BRG Southside, LLC,, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Bluerock Special Opportunity + Income Fund II, LLC (“Fund II”) and Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”), which are affiliates of the Company’s Manager, and an affiliate of Trammell Crow Residential to develop an approximately 269-unit class A, apartment community located in Houston, Texas, to be known as Alexan Blaire House. Alexan Blaire House will be developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC, as tenant under an 85-year ground lease. We have made a capital commitment of $17.4 million to acquire 100% of the preferred equity interests in BRG Southside, LLC of which $8.7 million has been funded as of March 31, 2015. Our preferred membership interest earns and shall be paid on a current basis a preferred return at the annual rate of 15% times our outstanding amount of our capital contribution. We have the right to convert our preferred membership interest into a majority common membership interest upon stabilization.

Acquisition of Interest in Park & Kingston

On March 16, 2015, the Company, through a wholly-owned subsidiary of its Operating Partnership, completed an investment in a multi-tiered joint venture along with Fund III, to acquire 153 newly-constructed units (the “Phase I Units”) in a Class AA apartment community in Charlotte, North Carolina known as the Park & Kingston Apartments (“Park & Kingston”). The Company’s indirect ownership interest in Park & Kingston is 46.95%.

The purchase price for the Phase I Units of $27.87 million was funded, in part, with a $15.25 million senior mortgage loan secured by the Park & Kingston property and improvements.

The Company also has the ability to acquire 15 units under development at Park & Kingston (the “Phase II Units”), for a purchase price of $2.87 million. The seller has commenced, and will manage and complete the development of the Phase II Units. Upon completion of the development of and upon the issuance of a certificate of occupancy for the Phase II Units, closing will occur, financed with supplemental financing of up to 70% of the appraised value of the Phase II Units per the senior mortgage loan discussed above.

Acquisition of Interest in Fox Hill

On March 26, 2015, the Company, through subsidiaries of its Operating Partnership, completed an investment in a multi-tiered joint venture along with Fund III, an affiliate of Bluerock, and three unaffiliated investors (collectively, the “Third Parties”), to acquire a 288-unit apartment community located in Austin, Texas (“Fox Hill”). The Company’s indirect ownership in Fox Hill is 85.27%.

The purchase price of $38.15 million was funded, in part, with a $26.71 million senior mortgage loan is secured by the Fox Hill Property and improvements.

Sale of 23Hundred@Berry Hill Joint Venture Equity Interest (“Berry Hill”)

On January 14, 2015, the Company, along with the other two holders of tenant-in-common interests in 23Hundred@Berry Hill, sold their respective interests to 2300 Berry Hill General Partnership, an unaffiliated third party. The aggregate purchase price was $61.2 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for payment of the existing mortgage indebtedness and payment of closing costs and fees, the sale of the Company’s interest in 23Hundred@Berry Hill generated net proceeds of approximately $7.3 million to the Company and a consolidated gain of $11.3 million, of which the Company’s pro rata share of gain is $5.3 million before disposition expenses of $0.1 million.

Held for Sale - North Park Towers

We are actively marketing the sale of North Park Towers and intend to recycle capital invested from this project.

Results of Operations

The following is a summary of our stabilized operating real estate investments as of March 31, 2015:

Multifamily Community	Date Acquired	Number of Units	Our Ownership Interest in Property Owner	Occupancy %
Springhouse at Newport News	12/3/2009	432	75.0%	92%
Enders Place at Baldwin Park(1)	10/2/2012	220	89.5%	95%
MDA Apartments	12/17/2012	190	35.3%	95%
Village Green of Ann Arbor	4/2/2014	520	48.6%	93%
Villas at Oak Crest	4/2/2014	209	67.2%	98%
North Park Towers	4/3/2014	313	100.0%	95%
Lansbrook Village(2)	5/23/2014	595	76.8%	93%
ARIUM Grande Lakes	11/4/2014	306	95.0%	96%
Park & Kingston	3/16/2015	153	47.0%	91%
Fox Hill	3/26/2015	288	85.3%	98%
Total		3,226		94%

(1) Includes an additional 22 units acquired during the second quarter of 2014.

(2) Includes an additional 22 units acquired since the original acquisition in May 2014 of which 7 units were acquired in the first quarter of 2015.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenue

Net rental income increased $5.5 million, or 177%, to $8.6 million for the three months ended March 31, 2015 as compared to $3.1 million for the same prior year period. This increase was primarily due to the acquisition of various interests in four properties during 2014, Village Green of Ann Arbor, North Park Towers, Lansbrook Village and ARIUM Grande Lakes, and two properties during the first quarter of 2015, Park & Kingston and Fox Hill, offset by the sale of Berry Hill.

Other property revenue increased $0.3 million, or 300%, to $0.4 million for the three months ended March 31, 2015 as compared to $0.1 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above.

Expenses

Property operating expenses increased $2.3 million, or 144%, to $3.9 million for the three months ended March 31, 2015 as compared to $1.6 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above. Property operating expenses declined to 42.8% of revenue for the three months ended March 31, 2015, from 49.0% of revenue in the same prior year period.

 General and administrative expenses amounted to $0.9 million for the three months ended March 31, 2015 as compared to $0.5 million for the same prior year period. Excluding non-cash amortization of LTIP Units of $0.4 million and de minimis amounts for the three months ended March 31, 2015 and 2014, respectively, general and administrative expenses were $0.5 million, or 5.1% of revenues for the three months ended March 31, 2015 as compared to $0.5 million, or 16.0% of revenues, for the same prior year period.

Management fees increased to $1.5 million for the three months ended March 31, 2015 as compared to $0.1 million for the same prior year period. This was primarily due to an increase in equity as a result of our IPO on April 2, 2014, the October 2014 Follow-On Offering and the January 2015 Follow-On Offering.

Acquisition costs increased to $0.4 million for the three months ended March 31, 2015 as compared to de minimis amounts for the same prior year period. This increase was primarily due to the acquisition of the Park & Kingston and Fox Hill properties and the acquisition of preferred equity interest in Alexan Blaire House during the three months ended March 31, 2015.

Depreciation and amortization expenses increased to $2.8 million for the three months ended March 31, 2015 as compared to $1.1 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above.

Other Income and Expense

Other income and expenses amounted to income of $9.8 million for the three months ended March 31, 2015 as compared to other expense of $1.1 million same prior year period. This was primarily due to a gain on the sale of an unconsolidated joint venture interest of $11.3 million related to Berry Hill, an increase of $0.7 million in income from unconsolidated joint venture interests, partially offset by an increase in interest expense, net, of $1.2 million, as the result of the increase in mortgage payables resulting from the acquisition of interests in the properties mentioned above.

Income from Discontinued Operations

Income from discontinued operations was $0.06 million for the three months ended March 31, 2014. There was no income from discontinued operations in 2015. The 2014 amount related to the discontinued operations of our Creekside property, which was sold on March 28, 2014.

Property Operations

We define “same store” properties as those that we owned and operated for the entirety of both periods being compared, except for properties that are in the construction or lease-up phases, or properties that are undergoing development or significant redevelopment. We move properties previously excluded from our same store portfolio for these reasons into the same store designation once they have stabilized or the development or redevelopment is complete and such status has been reflected fully in all quarters during the applicable periods of comparison. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property stabilized upon attainment of 90% physical occupancy, subject to loss-to-lease, bad debt and rent concessions.  For comparison of our three months ended March 31, 2015 and 2014, the same store properties included properties owned at January 1, 2014, excluding the Berry Hill property, which was under construction. Our same store properties for the three months ended March 31, 2015 and 2014 were Springhouse at Newport News, Enders Place at Baldwin Park and MDA Apartments. Our non-same store properties for the same periods were The Estates at Perimeter/Augusta, The Reserve at Creekside Village, 23Hundred@Berry Hill, Village Green of Ann Arbor, North Park Towers, Lansbrook Village, ARIUM Grande Lakes, Park & Kingston and Fox Hill.

The Estates at Perimeter/Augusta and Berry Hill were accounted for under the equity method during the three months ended March 31, 2015. For the three months ended March 31, 2015, the components of non-same store property revenues, property expenses and net operating income represented by these properties were $159,000, $28,000 and $131,000, respectively. The Estates at Perimeter/Augusta was accounted for under the equity method and Creekside was accounted for as discontinued operations at March 31, 2014, but are reflected in our table of net operating income as if they were consolidated. For the three months ended March 31, 2014, the components of non-same store property revenues, property expenses and net operating income represented by these properties were $1,141,000, $489,000 and $652,000, respectively. The Estates at Perimeter/Augusta’s and Berry Hill financial information can be found at Note 6, "Equity Method Investments," and Creekside financial information can be found at Note 3, “Real Estate Assets Held for Sale, Discontinued Operations and Sale of Joint Venture Equity Interests” in our Notes to Consolidated Financial Statements. Creekside was sold on March 28, 2014, The Estates at Perimeter/Augusta was sold on December 10, 2014 and Berry Hill was sold on January 14, 2015.

The following table presents the same store and non-same store results from operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		Change
	2015	2014	$	%
Property Revenues
Same Store	$3,177	$2,957	$220	7.4%
Non-Same Store	6,007	1,410	4,597	326.0%
Total property revenues	9,184	4,367	4,817	110.3%

Property Expenses
Same Store	1,207	1,304	(97)	-7.4%
Non-Same Store	2,671	752	1,919	255.2%
Total property expenses	3,878	2,056	1,822	88.6%

Same Store NOI	1,970	1,653	317	19.2%
Non-Same Store NOI	3,336	658	2,678	407.0%
Total NOI(1)	$5,306	$2,311	$2,995	129.6%

(1) See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014

Same store NOI for the three months ended March 31, 2015 increased by 19.2% to $2.0 million from $1.7 million for the 2014 period. There was a 7.4% increase in same store property revenues as compared to the 2014 period, primarily attributable to a 4.0% increase in average rental rates per month, the acquisition of 22 additional units at our Enders property, and a 144 basis point increase in average occupancy. In addition, same store expenses decreased 7.4% compared to prior year period primarily as a result of a decrease in utilities and repairs and maintenance.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during 2014 and 2015. The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

Net Operating Income

We believe that net operating income (“NOI”), is a useful measure of our operating performance. We define NOI as total property revenues less total property operating expenses, excluding depreciation and amortization and interest. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs.

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

However, NOI should only be used as an alternative measure of our financial performance. The following table reflects same store and non-same store contributions to consolidated NOI, together with a reconciliation of NOI to net income (loss), as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Net operating income
Same store	$1,970	$1,653
Non-same store	3,336	658
Total net operating income	5,306	2,311
Less:
Interest expense	2,305	1,272
Total property income	3,001	1,039
Less:
Noncontrolling interest pro-rata share of property income	1,041	693
Other income related to JV/MM entities	19	10
Pro-rata share of properties’ income	1,941	336
Less pro-rata share of:
Depreciation and amortization	1,911	475
Amortization of non-cash interest expense	23	28
Line of credit interest, net	-	187
Asset management and oversight fees	1,417	125
Acquisition and disposition costs	475	487
Corporate operating expenses	838	529
Add pro-rata share of:
Other income	17	-
Equity in operating earnings of unconsolidated joint ventures	696	-
Gain on sale of joint venture interest	5,323	448
Net income (loss) attributable to common stockholders	$3,313	$(1,047)

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

We believe the properties underlying the Company’s real estate investments are performing well and had a portfolio-wide debt service coverage ratio of 1.93x and occupancy of 94% at March 31, 2015. Prior to our IPO, our cash resources had been inadequate to meet our primary liquidity needs as our corporate operating expenses exceeded the cash flow received from our investments in real estate joint ventures. The primary reason for our previous negative operating cash flow had been the size of our portfolio relative to the general and administrative expenses required to operate as a public company. These costs included accounting and related fees to our independent auditors, legal fees, costs of being an SEC reporting company, director compensation and director and officer insurance premiums.

In January 2015, we completed an underwritten shelf takedown offering (the “January 2015 Follow-On Offering”) of 4,600,000 shares of Class A common stock, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters, on January 20, 2015. Net proceeds of the January 2015 Follow-On Offering were approximately $53.7 million after deducting underwriting discounts and commissions and offering costs.

The net proceeds of our IPO, the October 2014 Follow-On Offering and the January 2015 Follow-On Offering (the “Follow-On Offerings”), provided us with the ability to grow our asset base quickly and better service our general and administrative expenses. The Management Agreement with our Manager should provide an overall lower fee structure than our previous advisory agreement with our Former Advisor, which we believe will help reduce our corporate general and administrative expenses.

In general, we believe our cash flows from operations, available cash balances, the use of equity offerings and other financing arrangements will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. We expect that the additional properties added to our portfolio in the contribution transactions at the initial closing of the IPO, together with borrowings we or our subsidiaries may obtain and the investments and acquisitions we have made with the proceeds from the IPO and expect to make as a result of the completion of the Follow-On Offerings, will have a significant positive impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future investments in and acquisitions of real estate, including our investments in development projects.

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

In prior quarters, including the three months ended March 31, 2015, our Former Advisor has deferred payment by us as needed of asset management fees, acquisition fees and organizational and offering costs incurred by us and our Manager has waived current year reimbursable operating expenses, to support our continued operations.

For the remainder of 2015, the Company expects to maintain a distribution paid on a monthly basis to all of our stockholders at a quarterly rate of $0.29 per share. To the extent the Company continues to pay distributions at this rate, the Company expects to substantially use cash flows from operations to fund distribution payments. The Board will review the distribution rate quarterly, and there can be no assurance that the current distribution level will be maintained. While our policy is generally to pay distributions from cash flow from operations, our distributions through March 31, 2015 have been paid from proceeds from our continuous registered public offering, proceeds from the IPO and Follow-On Offerings and sales of assets, and may in the future be paid from additional sources, such as from borrowings.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of March 31, 2015, we own interests in four joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

Cash Flows from Operating Activities

As of March 31, 2015, we owned indirect equity interests in thirteen real estate properties (ten operating properties and three development properties), nine of which are consolidated for reporting purposes.  During the three months ended March 31, 2015, net cash provided by operating activities was $3.3 million.  After the net income of $9.3 million was reduced for $7.6 million of non-cash items, net cash provided by operating activities consisted of the following:

•	Increase in accounts payable and accrued liabilities of $1.0 million;

•	Increase in our payables due to affiliates of $1.1 million; and

•	Decrease in accounts receivable and other assets of $0.6 million.

Cash Flows from Investing Activities

During the three months ended March 31, 2015, net cash used in investing activities was $52.1 million, primarily due to the following:

•	$66.6 million used in acquiring consolidated real estate investments;

•	$8.7 million used in acquiring an investment in an unconsolidated joint venture;

•	$0.4 million used on capital expenditures;

•	Partially offset by a decrease of $8.1 million in our restricted cash balance; and

•	$15.6 million in cash proceeds received for the sale of the Berry Hill property.

Cash Flows from Financing Activities

During the three months ended March 31, 2015, net cash provided by financing activities was $92.2 million, primarily due to the following:

•	$53.7 million raised in our January 2015 Follow-On Offering on January 20, 2015;

•	net borrowings of $42.6 million on mortgages payable;

•	$0.6 million increase in capital contributions from noncontrolling interests;

•	partially offset by $0.4 million in distributions paid to our joint venture partners;

•	$3.6 million paid in cash distributions paid to stockholders;

•	$0.4 million increase in deferred financing costs;

•	and $0.4 million of repayments of our mortgages payable.

Capital Expenditures

The following table summarizes our total capital expenditures for the three months ended March 31, 2015 and 2014 (amounts in thousands):

	For the three months ended March 31,
	2015	2014
New development	$—	$3,316
Redevelopment/renovations	248	111
Routine capital expenditures	198	53
Total capital expenditures	$446	$3,480

The majority of our capital expenditures during the three months ended March 31, 2014 related to our development property, Berry Hill, which was acquired in October 2012 and became stabilized during the three months ended September 30, 2014.

We define redevelopment and renovation costs as non-recurring capital expenditures for significant projects that upgrade units or common areas and projects that are revenue enhancing for the three months ended March 31, 2015. We define routine capital expenditures as capital expenditures that are incurred at every property and exclude development, investment, revenue enhancing and non-recurring capital expenditures.

Funds from Operations and Adjusted Funds from Operations

Funds from operations (“FFO”), is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. We define FFO, consistent with the National Association of Real Estate Investment Trusts, or NAREIT's, definition, as net income, computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, plus impairment write-downs of depreciable real estate, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.

In addition to FFO, we use adjusted funds from operations (“AFFO”). AFFO is a computation made by analysts and investors to measure a real estate company's operating performance by removing the effect of items that do not reflect ongoing property operations.

In computing AFFO, we further adjust FFO by adding back certain items that are not added to net income in NAREIT's definition of FFO, such as acquisition expenses, equity based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of our properties, and subtracting recurring capital expenditures (and when calculating the quarterly incentive fee payable to our Manager only, we further adjust FFO to include any realized gains or losses on our real estate investments).

We incurred $0.4 million of acquisition expense and $0.7 million of disposition expense during the three months ended March 31, 2015, of which $0.5 million was our pro-rata share of the expense. We incurred $0.02 million of acquisition expense and $1.68 million of disposition expense during the three months ended March 31, 2014, of which $0.5 million was our pro-rata share of the expense.

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

The table below presents our calculation of FFO and AFFO for the three months ended March 31, 2015 and 2014 (in thousands).

We have acquired interests in nine additional properties subsequent to March 31, 2014 and sold four properties that were owned during the quarter ended March 31, 2014. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

	Three Months Ended
	March 31,
	2015	2014
Net income (loss) attributable to common stockholders	$3,313	$(1,047)
Common stockholders pro-rata share of:
Real estate depreciation and amortization(1)	1,911	475
Gain on sale of joint venture interests	(5,324)	(448)
FFO	$(100)	$(1,020)
Common stockholders pro-rata share of:
Amortization of non-cash interest expense	23	28
Acquisition and disposition costs	475	487
Normally recurring capital expenditures(2)	(114)	(19)
Non-cash equity compensation	1,365	14
AFFO	$1,649	$(510)
Weighted average common shares outstanding	12,547,895	1,060,889

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

On January 9, 2015, the Board declared monthly dividends for the first quarter of 2015 equal to a quarterly rate of $0.29 per share on both the Company’s Class A common stock and Class B common stock, payable to the stockholders of record as of January 25, 2015, February 25, 2015 and March 25, 2015, which was paid in cash on February 5, 2015, March 5, 2015 and April 5, 2015, respectively.  Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

The declared dividends equal a monthly dividends on the Class A common stock and the Class B common stock as follows: $0.096666 per share for the distributions paid to stockholders of record as of January 25, 2015, $0.096667 per share for the distributions paid to stockholders of record as of February 25, 2015, and $0.096667 per share for the distributions paid to stockholders of record as of March 25, 2015. A portion of each distribution may constitute a return of capital for tax purposes.

On April 10, 2015, the Board declared monthly dividends for the second quarter of 2015 equal to a quarterly rate of $0.29 per share on both the Company’s Class A common stock and Class B common stock, payable to the stockholders of record as of April 25, 2015, May 25, 2015 and June 25, 2015, which will be paid in cash on May 5, 2015, June 5, 2015 and July 5, 2015, respectively. Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

 The declared dividends equal a monthly dividends on the Class A common stock and the Class B common stock as follows: $0.096666 per share for the distributions paid to stockholders of record as of April 25, 2015, $0.096667 per share for the distributions paid to stockholders of record as of May 25, 2015, and $0.096667 per share for the distributions paid to stockholders of record as of June 25, 2015. A portion of each distribution may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends at this rate.

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

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 and Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

Subsequent Events

Other than the items disclosed in Note 14, “Subsequent Events” to our interim Consolidated Financial Statements for the period ended March 31, 2015, no material events have occurred that required recognition or disclosure in these financial statements.  See Note 14 to our interim Consolidated Financial Statements for discussion.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, we are not required to provide such information.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Accounting Officer, evaluated, as of March 31, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2015, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Other than the following, there have been no material changes to our potential risks and uncertainties presented in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the twelve months ended December 31, 2014 filed with the SEC on March 4, 2015.

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

 Our organizational documents permit us to make distributions from any source, including the net proceeds from an offering. There is no limit on the amount of offering proceeds we may use to pay distributions. During the early stages of our operations, we have funded and expect to continue to fund distributions from the net proceeds of our offerings, borrowings and the sale of assets to the extent distributions exceed our earnings or cash flows from operations. While our policy is generally to pay distributions from cash flow from operations, our distributions through March 31, 2015 have been paid from proceeds from our continuous registered offerings conducted prior to the IPO, proceeds from the IPO and the Follow-On Offerings, and sales of assets, and may in the future be paid from additional sources, such as from borrowings. To the extent we fund distributions from sources other than cash flow from operations, such distributions may constitute a return of capital and we will have fewer funds available for the acquisition of properties and your overall return may be reduced. Further, to the extent distributions exceed our earnings and profits, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder will be required to recognize capital gain.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

10.1	Purchase and Sale Agreement by and between Park Kingston Investors, LLC and Bluerock Real Estate, L.L.C., dated as of January 15, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.2	Amendment to Purchase and Sale Agreement by and between Park Kingston Investors, LLC and Bluerock Real Estate, L.L.C., dated as of February 17, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.3	Second Amendment to Purchase and Sale Agreement by and between Park Kingston Investors, LLC and Bluerock Real Estate, L.L.C., dated as of February 20, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.4	Partial Assignment and Assumption of Purchase and Sale Agreement by and between Bluerock Real Estate, L.L.C. and BR Park & Kingston Charlotte, LLC, dated as of February 20, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.5	Limited Liability Company Agreement of BR Park & Kingston Charlotte, LLC by 23Hundred, LLC, dated effective as of January 8, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.6	Amendment to Amended and Restated Limited Liability Company Agreement of 23Hundred, LLC by BR Stonehenge 23Hundred JV, LLC, dated January 8, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.7	Multifamily Loan and Security Agreement (Non-Recourse) by and between BR Park & Kingston Charlotte, LLC and CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.8	Multifamily Note by and between BR Park & Kingston Charlotte, LLC and CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.9	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BR Park & Kingston Charlotte, LLC for the benefit of CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.10	Assignment of Management Agreement by and between BR Park & Kingston Charlotte, LLC, CBRE Multifamily Capital, Inc., and Bell Partners Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.11	Environmental Indemnity Agreement and between BR Park & Kingston Charlotte, LLC and CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.12

Assignment of Collateral Agreements and Other Loan Documents by and between BR Park & Kingston Charlotte, LLC and CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on March 20, 2015

35

10.13

Agreement of Purchase and Sale by and between WRPV XI FH Austin, L.P. and Bluerock Real Estate, L.L.C., dated as of January 19, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.14

Assignment of Agreement of Purchase and Sale by and between Bluerock Real Estate, L.L.C., BR Fox Hills TIC-1, LLC, and BR Fox Hills TIC-2, LLC dated as of March 5, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.15

Tenants In Common Agreement by and among BR Fox Hills TIC-1, LLC and BR Fox Hills TIC-2, LLC, dated as of March 26, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.16

Limited Liability Company Agreement of BR Fox Hills TIC-1, LLC by and between 23Hundred, LLC and Bluerock Asset Management LLC, effective as of February 10, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.17

Limited Liability Company Agreement of BR Fox Hills TIC-2, LLC among Bell BR Waterford Crossing JV, LLC and Bluerock Asset Management LLC, effective as of February 10, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.18

Second Amended and Restated Limited Liability Company Agreement of Bell BR Waterford Crossing JV, LLC by and among BR Waterford JV Member, LLC, BR Waterford JV Minority Member, LLC, Durant Holdings, LLC, V BELLS LLC, and Craig S. West, effective as of March 26, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.19

Multifamily Loan and Security Agreement (Non-Recourse) by and between BR Fox Hills TIC-1, LLC, BR Fox Hills TIC-2, LLC, and Walker & Dunlop, LLC, effective as of March 26, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.20

Guaranty of Non-Recourse Obligations by Bluerock Residential Growth REIT, Inc. for the benefit of Walker & Dunlop, LLC, dated as of March 26, 2015, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.21

Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BR Fox Hills TIC-1, LLC and BR Fox Hills TIC-2, LLC to Gary S. Farmer as trustee for the benefit of Walker & Dunlop, LLC, dated as of March 26, 2015, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.22

Assignment of Security Instrument (Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing) by Walker & Dunlop, LLC to Fannie Mae, dated as of March 26, 2015, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.23

Multifamily Note by BR Fox Hills TIC-1, LLC and BR Fox Hills TIC-2, LLC for the benefit of Walker & Dunlop, LLC, dated as of March 26, 2015, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.24

Subordination, Non-Disturbance and Attornment Agreement by and between BR Fox Hills TIC-1, LLC, BR Fox Hills TIC-2, LLC, Walker & Dunlop, LLC, and Coinmach Corporation, dated as of March 26, 2015, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.25

Environmental Indemnity Agreement by BR Fox Hills TIC-1, LLC and BR Fox Hills TIC-2, LLC for the benefit of Walker & Dunlop, LLC, dated as of March 26, 2015, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.26	Property Management Agreement by and between BR Fox Hills TIC-1, LLC, BR Fox Hills TIC-2, LLC, and Bluerock Property Management, LLC, dated as of March 26, 2015, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.27	Assignment of Management Agreement by and between BR Fox Hills TIC-1, LLC and BR Fox Hills TIC-2, LLC, Walker & Dunlop, LLC, and Bluerock Property Management, LLC and Bell Partners Inc., dated as of March 26, 2015, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.28	Property Management Agreement by and between BR Park & Kingston Charlotte, LLC and Bell Partners Inc., dated March 16, 2015

10.29	Property Management Agreement by and between Bluerock Property Management, LLC and Bell Partners, Inc., dated March 26, 2015

10.30	Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement, Fixture Filing and Financing Statement by BR Bellaire BLVD , LLC for the benefit of Bank of America, N.A., dated April 7, 2015
10.31	Construction Loan Agreement among BR Bellaire Blvd, LLC, Bank of America, N.A. as Administrative Agent and Lender and the other financial institutions party thereto dated as of April 7, 2015

10.32	Deed of Trust Note made by BR Bellaire Blvd, LLC in favor of Bank of America, N.A. dated as of April 7, 2015

10.33	Ground Lease by and between Prokop Industries BH, L.P. and BR Bellaire BLVD, LLC, dated as of January 12, 2015

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

DATE:	May 13, 2015	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer and President
(Principal Executive Officer)

DATE:	May 13, 2015	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Accounting Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)

