Form 10-Q
period 2015-06-30
Bluerock Residential Growth REIT, Inc.
filed 2015-08-11
CIK 1442626

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Number of shares outstanding of the registrant’s

classes of common stock, as of August 5, 2015:

Class A Common Stock: 18,847,818 shares

Class B-2 Common Stock: 353,630 shares

Class B-3 Common Stock: 353,629 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-Q

June 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	June 30, 2015	December 31, 2014
ASSETS
Net Real Estate Investments
Land	$45,281	$37,909
Buildings and improvements	297,468	240,074
Furniture, fixtures and equipment	8,501	6,481
Total Gross Operating Real Estate Investments	351,250	284,464
Accumulated depreciation	(16,121)	(10,992)
Total Net Operating Real Estate Investments	335,129	273,472
Operating real estate held for sale, net	15,029	14,939
Total Net Real Estate Investments	350,158	288,411
Cash and cash equivalents	95,429	23,059
Restricted cash	4,306	11,091
Due from affiliates	1,481	570
Accounts receivable, prepaid and other assets	2,616	753
Investments in unconsolidated real estate joint ventures	58,539	18,331
In-place lease intangible assets, net	634	745
Deferred financing costs, net	2,457	2,199
Non-real estate assets associated with operating real estate held for sale	917	927
Total Assets	$516,537	$346,086

LIABILITIES AND EQUITY
Mortgages payable	$243,744	$201,343
Mortgage payable associated with operating real estate held for sale	11,500	11,500
Accounts payable	787	634
Other accrued liabilities	5,394	3,345
Due to affiliates	2,818	1,946
Distributions payable	1,957	889
Liabilities associated with operating real estate held for sale	345	418
Total Liabilities	266,545	220,075
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 250,000,000 shares authorized; none issued and outstanding	—	—
Common stock - Class A, $0.01 par value, 747,586,185 shares authorized; 18,847,818 and 7,531,188 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	188	75
Common stock - Class B-1, $0.01 par value, 804,605 shares authorized; none and 353,630 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	—	4
Common stock - Class B-2, $0.01 par value, 804,605 shares authorized; 353,630 shares issued and outstanding	4	4
Common stock - Class B-3, $0.01 par value, 804,605 shares authorized; 353,629 shares issued and outstanding	4	4
Additional paid-in-capital	246,030	113,511
Distributions in excess of cumulative earnings	(27,574)	(21,213)
Total Stockholders’ Equity	218,652	92,385
Noncontrolling Interests
Operating partnership units	2,850	2,949
Partially owned properties	28,490	30,677
Total Noncontrolling Interests	31,340	33,626
Total Equity	249,992	126,011
TOTAL LIABILITIES AND EQUITY	$516,537	$346,086

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Net rental income	$9,918	$7,439	$18,562	$10,569
Other property revenues	551	326	943	422
Total revenues	10,469	7,765	19,505	10,991
Expenses
Property operating	4,362	3,359	8,226	4,940
General and administrative	738	741	1,666	1,270
Management fees	706	206	2,155	323
Acquisition costs	221	3,136	670	3,150
Depreciation and amortization	3,741	3,783	6,506	4,819
Total expenses	9,768	11,225	19,223	14,502
Operating income (loss)	701	(3,460)	282	(3,511)
Other income (expense)
Other income	41	132	62	132
Equity in income of unconsolidated real estate joint ventures	1,295	87	2,025	81
(Loss) Gain on sale of unconsolidated real estate joint venture interest	(15)	—	11,292	—
Interest expense, net	(2,726)	(2,071)	(5,018)	(3,266)
Total other (expense) income	(1,405)	(1,852)	8,361	(3,053)

Net (loss) income from continuing operations	(704)	(5,312)	8,643	(6,564)

Discontinued operations
Loss on operations of rental property	—	(55)	—	(117)
Loss on early extinguishment of debt	—	—	—	(880)
Gain on sale of joint venture interest	—	—	—	1,006
(Loss) income from discontinued operations	—	(55)	—	9

Net (loss) income	(704)	(5,367)	8,643	(6,555)
Net (loss) income attributable to noncontrolling interests
Operating partnership units	(10)	(205)	65	(205)
Partially-owned properties	(112)	(626)	5,847	(767)
Net (loss) income attributable to noncontrolling interests	(122)	(831)	5,912	(972)
Net (loss) income attributable to common stockholders	$(582)	$(4,536)	$2,731	$(5,583)

(Loss) income per common share - Basic(1)
Continuing operations	$(0.04)	$(0.77)	$0.19	$(1.62)
Discontinued operations	$-	$(0.01)	$-	$-
	$(0.04)	$(0.78)	$0.19	$(1.62)

(Loss) income per common share – Diluted(1)
Continuing operations	$(0.04)	$(0.77)	$0.19	$(1.62)
Discontinued operations	$-	$(0.01)	$-	$-
	$(0.04)	$(0.78)	$0.19	$(1.62)

Weighted average basic common shares outstanding(1)	16,353,209	5,823,296	14,461,064	3,452,032
Weighted average diluted common shares outstanding(1)	16,353,209	5,823,296	14,461,064	3,452,032

(1) Share and per share amounts have been restated to reflect the effects of two reverse stock splits of the Company’s Class B common stock, which occurred during the first quarter of 2014. See Note 1, "Organization and Nature of Business" and Note 11, "Stockholders' Equity" for further discussion.

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE SIX MONTHS ENDED JUNE 30, 2015

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Class B-3 Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid- in Capital	Cumulative Distributions	Net loss to Common Stockholders	Noncontrolling Interests	Total Equity
Balance, January 1, 2015	7,531,188	$75	353,630	$4	353,630	$4	353,629	$4	$113,511	$(9,930)	$(11,283)	$33,626	$126,011

Issuance of Class A common stock, net	10,948,000	109	-	-	-	-	-	-	131,204	-	-	-	131,313
Conversion of Class B-1 into Class A shares	353,630	4	(353,630)	(4)	-	-	-	-	-	-	-	-	-
Vesting of restricted stock compensation	-	-	-	-	-	-	-	-	77	-	-	-	77
Issuance of restricted stock	15,000	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Long-Term Incentive Plan ("LTIP") units for compensation	-	-	-	-	-	-	-	-	1,078	-	-	-	1,078
Vesting of LTIP Unit compensation	-	-	-	-	-	-	-	-	617	-	-	-	617
Capital contributions from noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	578	578
Distributions declared	-	-	-	-	-	-	-	-	-	(9,092)	-	(164)	(9,256)
Disposition of noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	(7,410)	(7,410)
Change in additional paid-in capital due to acquisitions	-	-	-	-	-	-	-	-	(457)	-	-	-	(457)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	(1,202)	(1,202)
Net income	-	-	-	-	-	-	-	-	-	-	2,731	5,912	8,643

Balance, June 30, 2015	18,847,818	$188	-	$-	353,630	$4	353,629	$4	$246,030	$(19,022)	$(8,552)	$31,340	$249,992

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands, except share and per share amounts)

	Six Months Ended
	June 30,
	2015	2014

Cash flows from operating activities
Net income (loss)	$8,643	$(6,555)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	6,694	5,131
Amortization of fair value adjustments on mortgages payable	(130)	(158)
Equity in income of unconsolidated joint ventures	(2,025)	(81)
Gain on sale of real estate assets of unconsolidated joint ventures	(11,292)	(1,006)
Distributions from unconsolidated real estate joint ventures	1,716	40
Share-based compensation attributable to directors' stock compensation plan	77	25
Share-based compensation to Former Advisor - LTIP Units	617	-
Share-based compensation to Manager - LTIP Units	1,078	-
Changes in operating assets and liabilities:
Due to affiliates, net	980	(151)
Accounts receivable, prepaids and other assets	(1,639)	(504)
Accounts payable and other accrued liabilities	2,129	1,821
Net cash provided by (used in) operating activities	6,848	(1,438)

Cash flows from investing activities:
Decrease in restricted cash	6,567	(2,425)
Acquisitions of consolidated real estate investments	(66,964)	(16,650)
Capital expenditures	(1,179)	(2,480)
Proceeds from sale of joint venture interests	-	4,985
Proceeds from sale of unconsolidated real estate joint venture interests	15,590	-
Purchases of interests from noncontrolling members	(7,866)	-
Investment in unconsolidated joint venture	(45,192)	(2,961)
Net cash used in investing activities	(99,044)	(19,531)

Cash flows from financing activities:
Distributions to common stockholders	(8,188)	(1,608)
Distributions to noncontrolling interests	(1,202)	(4,370)
Capital contributions from noncontrolling interests	578	4,281
Borrowings on mortgages payable	43,225	5,497
Repayments on mortgages payable	(694)	(313)
Repayments of line of credit	-	(7,571)
Payments of deferred financing fees	(466)	(1,527)
Net proceeds from issuance of common stock	131,313	43,977
Net cash provided by financing activities	164,566	38,366

Net increase in cash and cash equivalents	$72,370	$17,397

Cash and cash equivalents at beginning of period	$23,059	$2,984

Cash and cash equivalents at end of period	$95,429	$20,381
Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$5,000	$255
Distributions payable – declared and unpaid	$1,068	$452
Accrued offering costs	$-	$152
Mortgages assumed upon property acquisitions	$-	$116,800
Class A common stock issued for property acquisitions	$-	$15,188
OP Units issued for property acquisition	$-	$4,100

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

In connection with the IPO, shares of the Company’s Class A common stock were listed on the NYSE MKT for trading under the symbol “BRG.” Pursuant to the second articles of amendment and restatement to its charter filed on March 26, 2014 (the “Second Charter Amendment”), each share of its common stock outstanding immediately prior to the listing, including shares sold in its continuous registered offering, was changed into one-third of a share of each of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock. Following the filing of the Second Charter Amendment, the Company effected a 2.264881-to-1 reverse stock split of its outstanding shares of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock, and on March 31, 2014, the Company effected an additional 1.0045878-to-1 reverse stock split of its outstanding shares of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock.

As of March 31, 2014, the Company was externally managed by Bluerock Multifamily Advisor, LLC, an affiliate of Bluerock (the “Former Advisor”), pursuant to an advisory agreement (the “Advisory Agreement”). In connection with the completion of the IPO, the Company engaged BRG Manager, LLC, also an affiliate of Bluerock (the “Manager”), to provide external management services to us under a new management agreement (the “Management Agreement”), and terminated the Advisory Agreement with the Former Advisor.

Substantially concurrently with the completion of the IPO, the Company completed a series of related contribution transactions pursuant to which it acquired indirect equity interests in four apartment properties, and a 100% fee simple interest in a fifth apartment property for an aggregate asset value of $152.3 million (inclusive of Villas of Oak Crest, which is accounted for under the equity method, and Springhouse, in which the Company already owned an interest and which has been reported as consolidated prior to the IPO).

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On May 22, 2015, the Company completed an underwritten shelf takedown offering (the “May 2015 Follow-On Offering”) of 6,348,000 shares of Class A common stock, par value $0.01 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC, pursuant to a registration statement on Form S-3 (File No. 333-200359) filed with the SEC on November 19, 2014 and declared effective on December 19, 2014. The public offering price of $13.00 per share was announced on May 19, 2015. Net proceeds of the May 2015 Follow-On Offering were approximately $77.6 million after deducting underwriting discounts and commissions and offering costs.

As of June 30, 2015, the Company's portfolio consisted of interests in fifteen properties (eleven operating properties and four development properties). The Company’s fifteen properties are comprised of an aggregate of 4,624 units, comprised of 3,434 operating units and 1,190 units under development. As of June 30, 2015, these properties, exclusive of our development properties and Whetstone, a lease-up property, were approximately 95% occupied.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or its wholly-owned subsidiaries, owns substantially all of the property interests acquired on the Company’s behalf. As of June 30, 2015, limited partners other than the Company owned approximately 3.40% of the Operating Partnership (1.40% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 2.00% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”)). Bluerock Real Estate, L.L.C., a Delaware limited liability company, is referred to as Bluerock, (“Bluerock”), and the Company’s external manager, BRG Manager, LLC, a Delaware limited liability company, is referred to as its Manager, (“Manager”). Both Bluerock and the Manager are related parties with respect to the Company, but are not within the Company’s control and are not consolidated in the Company’s financial statements.

Because the Company is the sole general partner of its Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in its consolidated financial statements. The Company consolidates entities in which it controls more than 50% of the voting equity and in which control does not rest with other investors. Investments in real estate joint ventures over which the Company has the ability to exercise significant influence, but for which it does not have financial or operating control, are accounted for using the equity method of accounting. These entities are reflected on the Company’s consolidated financial statements as “Investments in unconsolidated real estate joint ventures. All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.  The Company will consider future joint ventures for consolidation in accordance with the provisions required by the of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810: Consolidation.

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

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  For further information, refer to the financial statements and notes thereto included in our audited consolidated financial statements for the year ended December 31, 2014 contained in the Annual Report on Form 10-K as filed with the SEC on March 4, 2015.

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

New Accounting Pronouncements

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. The amendments in ASU 2015-03 become effective for public business entities in the first annual period beginning after December 15, 2015, and interim periods within those fiscal years, with early application permitted. The Company is currently evaluating the impact of this accounting standard.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In July 2015, the FASB voted to approve the deferral of the effective date of ASU 2014-09 by one year. Therefore, ASU 2014-09 will become effective for the Company in the first quarter of the fiscal year ending December 31, 2018. Early adoption is permitted, but not earlier than the first quarter of the fiscal year ending December 31, 2017. The ASU allows for either full retrospective or modified retrospective adoption. The Company has not selected a transition method, and is currently evaluating the effect that ASU 2014-09 will have on the consolidated financial statements and related disclosures.

Note 3 – Real Estate Assets Held for Sale, Discontinued Operations and Sale of Joint Venture Equity Interests

Real Estate Assets Held for Sale and Discontinued Operations

The Company had reported its Creekside property as held for sale in the Company’s Annual Report on Form 10-K for the twelve month period ended December 31, 2013. On March 28, 2014, the special purpose entity that owned the Creekside property, in which the Company held a 24.7% indirect equity interest, sold the Creekside property as discussed below. On August 28, 2014, the Company’s Investment Committee approved a plan to sell North Park Towers and the Company has classified amounts related to the property as held for sale as of December 31, 2014 and June 30, 2015.

Property Classified as Discontinued Operations

The following is a summary of the results of operations of the Creekside property classified as discontinued operations for the three and six months ended June 30, 2014 (amounts in thousands); there were no operations for the three and six months ended June 30, 2015 as the property was sold on March 28, 2014:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
Total revenues	$—	$—	$—	$508
Expenses
Property operating	—	(50)	—	(285)
Depreciation and amortization	—	—	—	(183)
Management fees	—	(5)	—	(8)
Interest, net	—	—	—	(149)
Loss on operations of rental property	$—	$(55)	$—	$(117)
Gain on sale of joint venture interest	—	—	—	1,006
Loss on early extinguishment of debt	—	—	—	(880)
(Loss) Income from discontinued operations	$—	$(55)	$—	$9

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale of Joint Venture Equity Interests

On December 10, 2014, the Company through BEMT Augusta, LLC, sold its 25.0% interest in the Estates at Perimeter/Augusta, Bluerock Special Opportunity + Income Fund II, LLC (“Fund II”) sold its 25.0% interest, and an unaffiliated third party (“BRG Co-Owner”), sold its 50.0% interest, to Waypoint Residential Services, LLC, an unaffiliated third party, for an aggregate of $26.0 million, subject to a loan prepayment penalty and certain prorations and adjustments typical in such real estate transactions. After deduction for payment of the existing mortgage indebtedness and loan prepayment penalty, closing costs and fees, the sale of the Company’s interest in the Estates at Perimeter/Augusta generated net proceeds to the Company of approximately $1.7 million and a gain on sale of $0.6 million.

On December 9, 2014, the Company, through BEMT Berry Hill, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Operating Partnership (“BEMT Berry Hill’), entered into a series of transactions and agreements to restructure the ownership of Berry Hill (the “Restructuring Transactions”).

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

On January 14, 2015, the Company, along with the other two holders of tenant-in-common interests in Berry Hill, sold their respective interests to 2300 Berry Hill General Partnership, an unaffiliated third party. The aggregate purchase price was $61.2 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for payment of the existing mortgage indebtedness and payment of closing costs and fees, the sale of the Company’s interest in Berry Hill generated net proceeds of approximately $7.3 million to the Company and a consolidated gain on sale of $11.3 million, of which the Company’s pro rata share of gain is $5.3 million before disposition expenses of $0.1 million, which was included in the Company’s statement of operations for the six months ended June 30, 2015.

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

Note 4 – Investments in Real Estate

As of June 30, 2015, the Company was invested in eleven operating real estate properties and four development properties through joint venture partnerships. The following tables provide summary information regarding our operating and development investments, which are either consolidated or presented on the equity method of accounting.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Properties

Multifamily Community Name/Location	Number of Units	Date Built/Renovated (1)	Ownership Interest	Average Rent (2)	% Occupied (3)
MDA Apartment/ Chicago, IL (4)	190	2006	35.31%	$2,231	95%
Enders Place at Baldwin Park/ Orlando, FL	220	2003	89.50%	1,534	95%
Whetstone, Durham, NC (5)	204	2015	—	1,325	47%
Park & Kingston, Charlotte, NC	153	2014	96.00%	1,177	98%
Lansbrook Village/ Palm Harbor, FL	599	2004	76.81%	1,143	93%
ARIUM Grandewood/ Orlando, FL (6)	306	2005	95.00%	1,139	95%
Village Green of Ann Arbor/ Ann Arbor, MI	520	2013	48.61%	1,137	98%
Fox Hill, Austin , TX	288	2010	94.62%	1,077	94%
North Park Towers/ Southfield, MI (7)	313	2000	100.0%	1,052	95%
Springhouse at Newport News/ Newport News, VA	432	1985	75.00%	819	94%
Villas at Oak Crest/ Chattanooga, TN	209	1999	67.18%	813	98%
Total/Average	3,434			$1,156	95%

(1) Represents date of last significant renovation or year built if there were no renovations.

(2) Represents the average effective monthly rent per occupied unit for all occupied units for the three months ended June 30, 2015, excluding Whetstone which is still in lease-up. Total concessions for the three months ended June 30, 2015 amounted to approximately $77,000.

(3) Percent occupied is calculated as (i) the number of units occupied as of June 30, 2015, divided by (ii) total number of units, expressed as a percentage, excluding Whetstone which is still in lease-up.

(4) The MDA Apartments include 8,200 square feet of retail space. Average effective rent excluding the property’s retail space was $2,078.

(5) Whetstone is currently a preferred equity investment providing a stated investment return.

(6) ARIUM Grandewood was formerly called ARIUM Grand Lakes.

(7) This property is classified as held for sale as of June 30, 2015 and accounted for on a consolidated basis based on our 100% ownership in the property. Amounts related to this investment are classified as held for sale assets/liabilities on the Company’s consolidated balance sheet.

Depreciation expense was $2.8 million and $2.2 million for the three months ended June 30, 2015 and 2014, respectively, and $5.1 million and $3.4 million, for the six months ended June 30, 2015 and 2014, respectively, including amounts in discontinued operations.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. In-place leases are amortized over the remaining term of the in-place leases, which is approximately six months. Amortization expense related to the in-place leases was $0.9 million and $1.6 million for the three months ended June 30, 2015 and 2014, respectively, and $1.4 million and $1.6 million for the six months ended June 30, 2015 and 2014, respectively.

Development Properties

Multifamily Community Name/Location	Number of Units	Initial Occupancy	Final Units to be Delivered	Pro Forma Average Rent (1)

Alexan CityCentre / Houston, TX	340	4Q 2016	4Q 2017	$2,144
Alexan Southside Place / Houston, TX	269	2Q 2017	2Q 2018	$2,019
Cheshire Bridge / Atlanta, GA	285	4Q 2016	2Q 2017	$1,559
EOS / Orlando, FL (2)	296	3Q 2015	4Q 2015	$1,211
Total/Average	1,190			$1,745

(1) Represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization.

(2) Formerly called UCF Orlando.

Note 5 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity during the six months ended June 30, 2015:

Acquisition of Interest in Park & Kingston

On March 16, 2015, the Company, through a wholly-owned subsidiary of its Operating Partnership, completed an investment of $6.3 million in a multi-tiered joint venture along with Fund III, an affiliate of Bluerock, to acquire 153 newly-constructed units (the “Phase I Units”) in a Class AA apartment community in Charlotte, North Carolina known as the Park & Kingston Apartments (“Park & Kingston”). The Company’s indirect ownership interest in Park & Kingston was 46.95%.

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

In May 2015, the Company invested an additional $6.5 million, plus customary prorations, in equity in Park & Kingston, increasing the Company’s indirect ownership interest in the property from 46.95% to approximately 96.0%. The additional interests were purchased from Fund III, an affiliate of Bluerock.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Interest in Fox Hill

On March 26, 2015, the Company, through subsidiaries of its Operating Partnership, completed an investment of $10.2 million in a multi-tiered joint venture along with Fund III, an affiliate of Bluerock, and three unaffiliated investors (collectively, the “Third Parties”), to acquire a 288-unit apartment community located in Austin, Texas (“Fox Hill”). The Company’s indirect ownership in Fox Hill was 85.27%.

The purchase price of $38.15 million was funded, in part, with a $26.71 million senior mortgage loan secured by the Fox Hill Property and improvements.

In May 2015, the Company invested an additional $1.1 million, plus customary prorations, in equity in Fox Hill, increasing the Company’s indirect ownership interest in the property from 85.27% to approximately 94.62%. The additional interests were purchased from Fund III, an affiliate of Bluerock.

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

The pro-forma information presented below represents the change in consolidated revenue and earnings as if the Company's significant acquisitions of Village Green of Ann Arbor, North Park Towers, Lansbrook Village, ARIUM Grandewood, and Fox Hill, (collectively the "Recent Acquisitions"), had occurred on January 1, 2014 (amounts in thousands, except per share amounts). Park & Kingston is excluded from the pro forma information as the property was under development during 2014.

	Six Months Ended June 30,			Six Months Ended June 30,
	2015			2014
	As Reported	Pro-Forma Adjustments	Pro-Forma	As Reported	Pro-Forma Adjustments	Pro-Forma

Revenues	$19,505	$926	$20,431	$10,991	$9,607	$20,598
Net income (loss)	$8,643	$1,137	$9,780	$(6,555)	$(3,882)	$(10,437)
Net income (loss) attributable to BRG	$2,731	$1,043	$3,774	$(5,583)	$(3,309)	$(8,892)

Earnings (loss) per share, basic and diluted (1)	$0.19		$0.26	$(1.62)		$(2.58)

(1) Pro-forma earnings (loss) per share, both basic and diluted, are calculated based on the net income (loss) attributable to BRG.

Aggregate property level revenues and net loss for the Recent Acquisitions, since the properties’ respective acquisition dates, that are reflected in the Company’s consolidated statement of operations for the six months ended June 30, 2015 amounted to $12.4 million and $0.2 million, respectively.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Investments in Unconsolidated Real Estate Joint Ventures

Following is a summary of the Company’s ownership interests in the investments reported under the equity method of accounting. The carrying amount of the Company’s investments in unconsolidated real estate joint ventures as of June 30, 2015 and December 31, 2014 is summarized in the table below (amounts in thousands):

Property	June 30, 2015	December 31, 2014
Villas at Oak Crest	$3,156	$3,170
Alexan CityCentre	6,505	6,505
EOS	3,629	3,629
23Hundred@Berry Hill	57	4,906
Alexan Southside Place	17,322	-
Whetstone	12,231	-
Cheshire Bridge	15,639	-
Other	-	121
Total	$58,539	$18,331

The Company’s investments in Villas at Oak Crest, Alexan CityCentre, EOS, Alexan Southside Place, Whetstone and Cheshire Bridge represent preferred equity investments with the following stated returns:

	Current Pay Annualized	Accrued Annualized	Total Annualized
Property	Preferred Return	Preferred Return	Preferred Return
Villas at Oak Crest	10.5%	4.5%	15.0%
Alexan CityCentre	15.0%	—	15.0%
EOS	15.0%	—	15.0%
Alexan Southside Place	15.0%	—	15.0%
Whetstone	15.0%	—	15.0%
Cheshire Bridge	15.0%	—	15.0%

The equity in income (loss) of the Company’s unconsolidated real estate joint ventures for the three and six months ended June 30, 2015 and 2014 is summarized below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Property	2015	2014	2015	2014
Villas at Oak Crest	$106	$114	$212	$114
Alexan CityCentre	243	—	484	—
Alexan Southside Place	424	—	686	—
EOS	136	—	270	—
Whetstone	206	—	206	—
Cheshire Bridge	196	—	196	—
The Estates at Perimeter/Augusta	(1)	(27)	(1)	(33)
Other	(15)	—	(28)	—
Equity in earnings of unconsolidated joint venture	$1,295	$87	$2,025	$81

Summary combined financial information for the Company’s investments in unconsolidated real estate joint ventures as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014, is as follows:

	June 30, 2015	December 31, 2014
Balance Sheets:
Real estate, net of depreciation	$114,153	$55,091
Real estate, net of depreciation, held for sale	—	31,334
Other assets	23,374	1,193
Other assets, held for sale	468	2,458
Total assets	$137,995	$90,076

Mortgages payable	$55,870	$19,820
Mortgage payable, held for sale	—	23,569
Other liabilities	3,340	2,812
Other liabilities, held for sale	468	1,026
Total liabilities	$59,678	$47,227
Members’ equity	78,317	42,849
Total liabilities and members’ equity	$137,995	$90,076

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Operating Statement:
Rental revenues	$643	$1,189	$1,327	$1,823
Operating expenses	(352)	(508)	(631)	(772)
Income before debt service, acquisition costs, and depreciation and amortization	291	681	696	1,051
Interest expense, net	(197)	(345)	(377)	(532)
Acquisition costs	(65)	—	(66)	—
Depreciation and amortization	(142)	(338)	(355)	(538)
Operating (loss)	(113)	(2)	(102)	(19)
Gain on sale	2	—	29,200	—
Net (loss) income	$(111)	$(2)	$29,098	$(19)

Acquisition of Alexan Southside Place (formerly referred to as Alexan Blaire House) Interests

On January 12, 2015, through BRG Southside, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II and Fund III, LLC, which are affiliates of the Manager, and an affiliate of Trammell Crow Residential to develop an approximately 269-unit Class A apartment community located in Houston, Texas, to be known as Alexan Southside Place. Alexan Southside Place will be developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC, as tenant under an 85-year ground lease. We have made a capital commitment of $17.4 million to acquire 100% of the preferred equity interests in BRG Southside, LLC of which $17.3 million has been funded as of June 30, 2015.

Alexan Southside Place Construction Financing

On April 7, 2015, the Company, through an indirect subsidiary, entered into a $31.8 million construction loan with Bank of America, NA which is secured by the leasehold interest in the Alexan Southside Place property. The loan matures on April 7, 2019, and contains a one-year extension option, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on the base rate plus 1.25% or LIBOR plus 2.25%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty year amortization. The loan can be prepaid without penalty.

Acquisition of Whetstone Interests

On May 20, 2015, through BRG Whetstone Durham, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund III, LLC, an affiliate of the Manager, and an affiliate of TriBridge Residential, LLC to acquire a 204-unit Class A apartment community located in Durham, North Carolina, to be known as Whetstone Apartments. The Company has made a capital commitment of $12.2 million to acquire 100% of the preferred equity interests in BRG Whetstone Durham, LLC of which $12.2 million has been funded as of June 30, 2015. The acquisition was partially funded by a bridge loan of approximately $25.2 million secured by the Whetstone Apartment property. The loan matures May 18, 2016 and bears interest on a floating basis based on LIBOR plus 2.0%. The loan can be prepaid without penalty. The Company provided certain standard scope non-recourse carveout guaranties in conjunction with the loan.

Acquisition of Cheshire Bridge Interests

On May 29, 2015, through BRG Cheshire, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund III, LLC, an affiliate of the Manager, and an affiliate of Catalyst Development Partners II to develop a 285-unit Class A apartment community located in Atlanta, Georgia, to be known as Cheshire Bridge Apartments. The Company has made a capital commitment of $15.6 million to acquire 100% of the preferred equity interests in BRG Cheshire, LLC of which $15.6 million has been funded as of June 30, 2015.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Mortgages Payable

The following table summarizes certain information as of June 30, 2015 and December 31, 2014, with respect to the Company’s indebtedness (amounts in thousands).

	Outstanding Principal		As of June 30, 2015
Property	June 30, 2015	December 31, 2014	Interest Rate	Fixed/ Floating	Maturity Date
Springhouse at Newport News	$22,346	$22,515	5.66%	Fixed	January 1, 2020
Enders Place at Baldwin Park(1)	25,325	25,475	4.30%	Fixed	November 1, 2022
MDA Apartments	37,600	37,600	5.35%	Fixed	January 1, 2023
Village Green of Ann Arbor	42,703	43,078	3.92%	Fixed	October 1, 2022
Lansbrook Village	43,628	42,357	4.40%	Blended (2)	March 31, 2018
ARIUM Grandewood	29,444	29,444	1.85%	Floating (3)	December 1, 2024
Fox Hills	26,705	-	3.57%	Fixed	April 1, 2022
Park & Kingston	15,250	-	3.21%	Fixed	April 1, 2020
Total	243,001	200,469
Fair value adjustments	743	874
Total continuing operations	243,744	201,343
North Park Towers - held for sale	11,500	11,500	5.65%	Fixed	January 6, 2024
Total	$255,244	$212,843

(1) The principal includes a $17.3 million loan at a 3.97% interest rate and an $8.0 million supplemental loan at a 5.01% interest rate.

(2) The principal balance includes the initial advance of $42.0 million at a fixed rate of 4.45% and an additional advance of $1.6 million that bears interest at a floating rate of three month LIBOR plus 3.00%, as of June 30, 2015, the additional advance had an interest rate of 3.31%.

(3) ARIUM Grandewood Senior Loan bears interest at a floating rate of 1.67% plus one month LIBOR. At June 30, 2015, the interest rate was 1.85%.

Lansbrook Mortgage Payable

On March 21, 2014, the Company, through an indirect subsidiary (the “Lansbrook Borrower”), entered into a $48 million loan with General Electric Capital Corporation, which is secured by the Lansbrook property. The $48.0 million is comprised of a $42.0 million initial advance and an additional $6.0 million of additional borrowing for the acquisition and improvement of additional units. At June 30, 2015, the Lansbrook Borrower has borrowed $1.6 million of the $6.0 million of additional borrowable funds. The loan matures on March 31, 2018 and bears interest at a fixed rate 4.44% per annum, with interest-only payments due until May 1, 2016 and principal payments beginning thereafter based upon a 30-year amortization schedule. Yield maintenance payments will be required to the extent the loan is prepaid before the third month prior to the maturity date and thereafter the loan may be prepaid without penalty. At the time of repayment, whether prepaid or paid at maturity, a $240,000 exit fee is due to the lender. The loan is nonrecourse to the Lansbrook Borrower, with recourse carve-outs for certain deeds, acts or failures to act on the part of the Lansbrook Borrower or any of its officers, members, managers or employees.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2015, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2015 (July 1-December 31)	$717
2016	2,725
2017	3,052
2018	44,861
2019	2,937
Thereafter	200,209
$254,501
Add: Unamortized fair value debt adjustment	743
Total	$255,244

The net book value of real estate assets providing collateral for these above borrowings were $350.2 million and $288.4 million at June 30, 2015 and December 31, 2014, respectively.

Note 8 – Line of Credit

As of January 1, 2014, the outstanding balance on the Company's working capital line of credit provided by Fund II and Fund III, both of which are affiliates of Bluerock, was $7.6 million.  On April 2, 2014, the line of credit was paid in full with proceeds from the IPO and extinguished.

Note 9 – Fair Value of Financial Instruments

As of June 30, 2015 and December 31, 2014, the Company believes the carrying value of cash and cash equivalents, accounts receivable, due to and from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities.  As of June 30, 2015 and December 31, 2014, the approximate fair value of mortgages payable were $259.5 million and $215.8 million, respectively, compared to the carrying value of $255.2 million and $212.8 million, respectively, inclusive of the North Park Towers mortgage payable, which is classified as held for sale.  The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs, as defined in ASC Topic 820, “Fair Value Measurement”) for similar types of borrowing arrangements.

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

In connection with the Company’s acquisition of an interest in the Villas at Oak Crest, the Company assumed a receivable of $0.3 million from Fund II related to accrued interest on Fund II’s investment in the Villas at Oak Crest prior to the contribution of their interest to the Company, and as of June 30, 2015 and December 31, 2014, the Company has a corresponding payable to Fund II for this amount.

In May 2015, the Company invested an additional $6.5 million, plus customary prorations, in equity in Park & Kingston, increasing our indirect ownership interest in the property from 46.95% to approximately 96.0%. The additional interests were purchased from Fund III, an affiliate of Bluerock.

In May 2015, the Company invested an additional $1.1 million, plus customary prorations, in equity in Fox Hill, increasing our indirect ownership interest in the property from 85.27% to approximately 94.62%. The additional interests were purchased from Fund III, an affiliate of Bluerock.

As of March 31, 2014, the Company was externally managed by our Former Advisor pursuant to the Advisory Agreement. In connection with the completion of the IPO, the Company terminated our Advisory Agreement with our Former Advisor, and the Company entered into a new management agreement, (the “Management Agreement”), with the Manager, on April 2, 2014. The terms and conditions of the Management Agreement, which became effective as of April 2, 2014, and the Advisory Agreement, which was effective for the reported periods prior to April 2, 2014, are described below.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company pays the Manager a base management fee in an amount equal to the sum of: (A) 0.25% of the Company’s stockholders’ existing and contributed equity prior to the IPO and in connection with our contribution transactions, per annum, calculated quarterly based on the Company’s stockholders’ existing and contributed equity for the most recently completed calendar quarter and payable in quarterly installments in arrears, and (B) 1.5% of the equity per annum of the Company’s stockholders who purchase shares of the Company’s Class A common stock, calculated quarterly based on their equity for the most recently completed calendar quarter and payable in quarterly installments in arrears. The base management fee is payable independent of the performance of the Company’s investments. The base management fee expense for the Manager was $0.7 million and $1.2 million for the three and six months ended June 30, 2015. The Company has amended the Management Agreement to provide that the base management fee can be payable in cash or LTIP Units, at the election of the Board. Base management fees of $0.7 million were expensed during the three months ended June 30, 2015, which will result in the issuance of approximately 55,800 LTIP Units during the third quarter of 2015, assuming a LTIP Unit price of $12.66 per unit, upon approval by the independent directors.

The Company also pays the Manager an incentive fee with respect to each calendar quarter in arrears. The incentive fee is equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) the Company’s adjusted funds from operations (“AFFO”), for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in the IPO and in future offerings and transactions, multiplied by the weighted average number of all shares of the Company’s Class A common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of Class A common stock, LTIP Units, and other shares of common stock underlying awards granted under the Incentive Plans and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to the IPO or in the contribution transactions, and (B) 8%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless AFFO is greater than zero for the four most recently completed calendar quarters, or the number of completed calendar quarters since the closing date of the IPO, whichever is less. For purposes of calculating the incentive fee during the first 12 months after completion of the IPO, AFFO will be determined by annualizing the applicable period following completion of the IPO. One half of each quarterly installment of the incentive fee will be payable in LTIP Units, calculated pursuant to the formula above. The remainder of the incentive fee will be payable in cash or in LTIP Units, at the election of the Board, in each case calculated pursuant to the formula above. Incentive fees of $0.15 million were expensed during the three months ended December 31, 2014, which caused the issuance of 10,896 LTIP Units on February 18, 2015. Incentive fees to the Manager of $0.9 million were expensed during the three months ended March 31, 2015, which caused the issuance of 67,837 LTIP Units on May 14, 2015. No incentive fees to the Manager were earned or expensed during the three months ended June 30, 2015.

Management fee expense of $0.2 million and $0.6 million was recorded as part of general and administrative expenses for the three and six months ended June 30, 2015 and $1.0 million for the year ended December 31, 2014, respectively, related to the 179,562 LTIP Units granted in connection with the IPO. The expense recognized during 2014 was based on a price of $12.43 per LTIP Unit, which represents the closing share price for the Company’s Class A common stock on December 31, 2014. These LTIP Units vest over a three year period that began in April 2014, and 59,854 LTIP Units vested on April 30, 2015.

The Company is also required to reimburse the Manager for certain expenses and pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The Manager waived all reimbursements for the three and six months ended June 30, 2015.

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

The Manager may retain, at its sole cost and expense, the services of such persons and firms as the Manager deems necessary in connection with our management and operations (including accountants, legal counsel and other professional service providers), provided that such expenses are in amounts no greater than those that would be payable to third-party professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis. The Manager has in the past retained, and going forward may retain Konig & Associates, P.C., a professional corporation wholly-owned by Michael L. Konig, the Company’s Chief Operating Officer, Secretary and General Counsel, to provide transaction based legal services, if the Manager determines that such retention would be less expensive than retaining third party professionals. The Company incurred $0.2 million in fees and expenses during the year ended December 31, 2014 for the firm’s transaction-related work on the contribution transactions, the IPO and the October 2014 Follow-On Offering. There was approximately $25,000 of fees and expenses payable by the Company to Konig & Associates, P.C. in conjunction with the October 2014 Follow-On Offering, as of December 31, 2014.

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

Bluerock Property Management, LLC

The Company incurred $0.05 million and $0.09 million in property management fees to Bluerock Property Management, LLC, an affiliate of Bluerock, on behalf of the North Park Towers property during the three and six months ended June 30, 2015.

Pursuant to the terms of the Advisory Agreement and the Management Agreement, summarized below are the related party amounts payable to our Former Advisor and the Manager, as of June 30, 2015 and December 31, 2014 (in thousands).

	June 30, 2015	December 31, 2014
Amounts Payable to the Former Advisor under our Prior and Terminated Advisory Agreement
Asset management and oversight fees	$404	$404
Acquisition fees and disposition fees	740	740
Financing fees	36	36
Total payable to the Former Advisor	1,180	1,180

Amounts Payable to the Manager under the New Management Agreement
Base management fee	706	310
Incentive fee	-	146
Other	1	7
Total payable to the Manager	707	463
Total amounts payable to Former Advisor and Manager	$1,887	$1,643

As of June 30, 2015 and December 31, 2014, we had $0.9 million and $0.3 million, respectively, in payables due to related parties other than our Manager and Former Advisor.

As of June 30, 2015 and December 31, 2014, we had $1.5 million and $0.6 million, respectively, in receivables due to us from related parties other than our Manager and Former Advisor.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the components of basic and diluted net (loss) income per common share (amounts in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net (loss) income from continuing operations attributable to common stockholders	$(582)	$(4,481)	2,731	$(5,591)
Dividends on restricted stock expected to vest	(5)	(2)	(7)	(4)
Basic net (loss) income from continuing operations attributable to common stockholders	$(587)	$(4,483)	$2,724	$(5,595)
Basic net (loss) income from discontinued operations attributable to common stockholders	$-	$(55)	$-	$9

Weighted average common shares outstanding(1)	16,353,209	5,823,296	14,461,064	3,452,032

Potential dilutive shares(2)	—	—	10,792	—
Weighted average common shares outstanding and potential dilutive shares(1)	16,353,209	5,823,296	14,471,856	3,452,032

(Loss) income per common share, basic
Continuing operations	$(0.04)	$(0.77)	$0.19	$(1.62)
Discontinued operations	$-	$(0.01)	$-	$-
	$(0.04)	$(0.78)	$0.19	$(1.62)

(Loss) income per common share, diluted
Continuing operations	$(0.04)	$(0.77)	$0.19	$(1.62)
Discontinued operations	$-	$(0.01)	$-	$-
	$(0.04)	$(0.78)	$0.19	$(1.62)

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

(1)	For 2015, amounts relate to shares of the Company’s Class A, B-1, B-2, B-3 common stock and LTIP Units outstanding. For 2014, amounts relate to shares of Class A, B-1, B-2 and B-3, common shares and LTIP Units outstanding.

(2)	Excludes 16,454 shares of common stock, for the three months ended June 30, 2015 and 5,933 and 6,199 shares of common stock, for the three and six months ended June 30, 2014, related to non-vested restricted stock, as the effect would be anti-dilutive.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company refers to Class B-1 common stock, Class B-2 common stock and Class B-3 common stock collectively as “Class B” common stock. We listed our Class A common stock on the NYSE MKT on March 28, 2014. Our Class B common stock is identical to our Class A common stock, except that (i) we do not intend to list our Class B common stock on a national securities exchange, and (ii) shares of our Class B common stock convert automatically into shares of Class A common stock at specified times, as follows:

•	March 23, 2015, in the case of our Class B-1 common stock;
•	September 19, 2015, in the case of our Class B-2 common stock; and
•	March 17, 2016, in the case of our Class B-3 common stock.

On March 23, 2015, 353,630 shares of Class B-1 common stock converted into Class A common stock in accordance with the above, and no Class B-1 common stock remains outstanding.

Follow-On Equity Offerings

On January 20, 2015, the Company closed its January 2015 Follow-On Offering of 4,600,000 shares of its Class A common stock, par value $0.01 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC, pursuant to a registration statement on Form S-3 (File No. 333-200359), filed with the SEC on November 19, 2014 and declared effective on December 19, 2014. The public offering price of $12.50 per share was announced on January 14, 2015. Net proceeds of the January 2015 Follow-On Offering were approximately $53.7 million after deducting underwriting discounts and commissions and estimated offering expenses.

On May 22, 2015, the Company completed an underwritten shelf takedown offering (the “May 2015 Follow-On Offering”) of 6,348,000 shares of Class A common stock, par value $0.01 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC, pursuant to a registration statement on Form S-3 (File No. 333-200359) filed with the SEC on November 19, 2014 and declared effective on December 19, 2014. The public offering price of $13.00 per share was announced on May 19, 2015. Net proceeds of the May 2015 Follow-On Offering were approximately $77.6 million after deducting underwriting discounts and commissions and offering costs.

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

Prior to the completion of the IPO, the Company owned, directly and indirectly, 100% of the limited partnership units in the Operating Partnership. Effective as of the completion of the IPO, limited partners other than the Company owned approximately 9.87% of the Operating Partnership (4.59% are held by OP Unit holders and 5.28% are held by LTIP Unit holders.) As of June 30, 2015, limited partners other than the Company owned approximately 3.40% of the Operating Partnership (1.40% is held by OP Unit holders and 2.00% is held by LTIP Unit holders.)

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

Equity Incentive Plans

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

On May 28, 2015, the Company’s stockholders approved the amendment and restatement of the 2014 Individuals Plan, or the Amended Individuals Plan, and the 2014 Entities Plan, or the Amended Entities Plan (and together with the Amended Individuals Plan, the Amended 2014 Incentive Plans). The Amended 2014 Incentive Plans allow for the issuance of up to 475,000 shares of Class A common stock. The Amended 2014 Incentive Plans provide for the grant of options to purchase shares of the Company’s common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards.

A summary of the status of the Company’s non-vested shares as of June 30, 2015 is as follows (amounts in thousands, except share amounts):

Non-Vested shares	Shares (1)	Weighted average grant-date fair value (1)
Balance at January 1, 2015	3,956	$90
Granted	15,000	197
Vested	(2,502)	(33)
Forfeited	—	—
Balance at June 30, 2015	16,454	$254

(1) The number of shares and per share amounts for the prior period have been retroactively restated to reflect the two reverse stock splits of the Class B common stock discussed above.

At June 30, 2015, there was $0.2 million of total unrecognized compensation cost related to unvested restricted stocks granted under the independent director compensation plan. The original cost is expected to be recognized over a period of 2.7 years.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On April 10, 2015, the Board declared monthly dividends for the second quarter of 2015 equal to a quarterly rate of $0.29 per share on both the Company’s Class A common stock and Class B common stock, payable monthly to the stockholders of record as of April 25, 2015, May 25, 2015 and June 25, 2015, which was paid in cash on May 5, 2015, June 5, 2015 and July 2, 2015, respectively.

The declared dividends equal a monthly dividend on the Class A common stock and Class B common stock as follows: $0.096666 per share for the dividend paid to stockholders of record as of April 25, 2015, and $0.096667 per share for the dividend paid to stockholders of record as of May 25, 2015, and June 25, 2015. A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate.

Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

The Company has a dividend reinvestment plan that allows for participating stockholders to have their dividend distributions automatically invested in additional Class A common shares based on the average price of the shares on the investment date. The Company plans to issue Class A common shares to cover shares required for investment.

 Distributions declared and paid for the three and six months ended June 30, 2015 were as follows (amounts in thousands):

	Distributions
2015	Declared	Paid
First Quarter
Class A Common Stock	$3,554	$3,073
Class B-1 Common Stock	68	103
Class B-2 Common Stock	103	103
Class B-3 Common Stock	103	103
OP Units	82	82
LTIP Units	96	96
Total first quarter 2015	$4,006	$3,560
Second Quarter
Class A Common Stock	$4,852	$4,236
Class B-1 Common Stock	-	-
Class B-2 Common Stock	103	103
Class B-3 Common Stock	103	103
OP Units	82	82
LTIP Units	110	104
Total second quarter 2015	$5,250	$4,628
Total six months ended June 30, 2015	$9,256	$8,188

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Subsequent Events

Declaration of Dividends

On July 10, 2015, the Board declared monthly dividends for the third quarter of 2015 equal to a quarterly rate of $0.29 per share on the Company’s Class A common stock and $0.29 per share on the Company’s Class B common stock, payable monthly to the stockholders of record as of July 25, 2015, August 25, 2015 and September 25, 2015, which will be paid in cash on August 5, 2015, September 5, 2015 and October 5, 2015, respectively. Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

The declared dividends equal a monthly dividend on the Class A common stock and the Class B common stock as follows: $0.096667 per share for the dividend paid to stockholders of record as of July 25, 2015, $0.096667 per share for the dividend paid to stockholders of record as of August 25, 2015, and $0.096666 per share for the dividend paid to stockholders of record as of September 25, 2015. A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate.

Distributions Paid

The following distributions were paid to the Company's holders of Class A, Class B-2 and B-3 common stock as well as holders of OP and LTIP Units subsequent to June 30, 2015 (amounts in thousands):

Shares	Declaration Date	Record Date	Date Paid	Distributions per Share	Total Distribution
Class A Common Stock	April 10, 2015	June 25, 2015	July 2, 2015	$0.096667	$1,822
Class B-2 Common Stock	April 10, 2015	June 25, 2015	July 2, 2015	$0.096667	$34
Class B-3 Common Stock	April 10, 2015	June 25, 2015	July 2, 2015	$0.096667	$34
OP Units	April 10, 2015	June 25, 2015	July 2, 2015	$0.096667	$27
LTIP Units	April 10, 2015	June 25, 2015	July 2, 2015	$0.096667	$39

Class A Common Stock	July 10, 2015	July 25, 2015	August 5, 2015	$0.096667	$1,822
Class B-2 Common Stock	July 10, 2015	July 25, 2015	August 5, 2015	$0.096667	$34
Class B-3 Common Stock	July 10, 2015	July 25, 2015	August 5, 2015	$0.096667	$34
OP Units	July 10, 2015	July 25, 2015	August 5, 2015	$0.096667	$27
LTIP Units	July 10, 2015	July 25, 2015	August 5, 2015	$0.096667	$66
Total					$3,939

Equity Incentive Plans - LTIP Grants

On July 2, 2015, the Company issued a grant of certain long-term incentive plan units, or LTIP Units, under the Amended 2014 Incentive Plans to the Company’s external manager, BRG Manager, LLC. The equity grant consisted of 283,390 LTIP Units. The LTIP Units will vest ratably over three years, subject to certain terms and conditions. The LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock. The LTIP Units provide for the payment of distribution equivalents at the same time distributions are paid to holders of the Company’s Class A common stock.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Bluerock Residential Growth REIT, Inc., and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Bluerock Residential Growth REIT, Inc., a Maryland corporation, and, as required by context, Bluerock Residential Holdings, L.P., a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. We refer to Bluerock Real Estate, L.L.C., a Delaware limited liability company, as “Bluerock”, and we refer to our external manager, BRG Manager, LLC, a Delaware limited liability company, as our “Manager.” Both Bluerock and our Manager are affiliated with the Company.

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

As of June 30, 2015, our portfolio consisted of interests in fifteen properties (eleven operating properties and four development properties). The fifteen properties are comprised of an aggregate of 4,624 units, comprised of 3,434 operating units and 1,190 units under development. As of June 30, 2015, these properties, exclusive of our development properties and Whetstone, a lease-up property, were approximately 95% occupied.

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

On May 22, 2015, we completed an underwritten shelf takedown offering (the “May 2015 Follow-On Offering”) of 6,348,000 shares of Class A common stock, par value $0.01 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC, pursuant to a registration statement on Form S-3 (File No. 333-200359) filed with the SEC on November 19, 2014 and declared effective on December 19, 2014. The public offering price of $13.00 per share was announced on May 19, 2015. Net proceeds of the May 2015 Follow-On Offering were approximately $77.6 million after deducting underwriting discounts and commissions and offering costs.

Our total stockholders’ equity increased $126.3 million from $92.4 million as of December 31, 2014 to $218.7 million as of June 30, 2015. The increase in our total stockholders’ equity is primarily attributable to the January 2015 Follow-On Offering and the May 2015 Follow-On Offering, which increased our stockholders’ equity by approximately $131.3 million, our net income of $2.7 million, and was partially offset by dividends declared of $9.1 million, during the six months ended June 30, 2015.

Other Significant Developments

During the six months ended June 30, 2015, we made three convertible preferred investments, acquired two stabilized properties, and disposed of one joint venture equity interest as discussed below:

Acquisition of Alexan Southside Place (formerly referred to as Alexan Blaire House) Interests

On January 12, 2015, through a wholly-owned subsidiary of its Operating Partnership, BRG Southside, LLC, we made a convertible preferred equity investment in a multi-tiered joint venture along with Bluerock Special Opportunity + Income Fund II, LLC (“Fund II”) and Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”), which are affiliates of the Company’s Manager, and an affiliate of Trammell Crow Residential to develop an approximately 269-unit Class A, apartment community located in Houston, Texas, to be known as Alexan Southside Place. Alexan Southside Place will be developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC, as tenant under an 85-year ground lease. We have made a capital commitment of $17.4 million to acquire 100% of the preferred equity interests in BRG Southside, LLC of which $17.3 million has been funded as of June 30, 2015. Our preferred membership interest earns and shall be paid on a current basis a preferred return at the annual rate of 15% times our outstanding amount of our capital contribution. We have the right to convert our preferred membership interest into a majority common membership interest upon stabilization.

On April 7, 2015, we, through an indirect subsidiary, entered into a $31.8 million construction loan with Bank of America, NA which is secured by the leasehold interest in the Alexan Southside Place property. The loan matures on April 7, 2019, and contains a one-year extension option, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on the base rate plus 1.25% or LIBOR plus 2.25%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty year amortization. The loan can be prepaid without penalty.

Acquisition of Interest in Park & Kingston

On March 16, 2015, we, through a wholly-owned subsidiary of its Operating Partnership, completed an investment in a multi-tiered joint venture along with Fund III, to acquire 153 newly-constructed units (the “Phase I Units”) in a Class AA apartment community in Charlotte, North Carolina known as the Park & Kingston Apartments (“Park & Kingston”). Our indirect ownership interest in Park & Kingston was 46.95%.

The purchase price for the Phase I Units of $27.87 million was funded, in part, with a $15.25 million senior mortgage loan secured by the Park & Kingston property and improvements.

We also have the ability to acquire 15 units under development at Park & Kingston (the “Phase II Units”), for a purchase price of $2.87 million. The seller has commenced, and will manage and complete the development of the Phase II Units. Upon completion of the development of and upon the issuance of a certificate of occupancy for the Phase II Units, closing will occur, financed with supplemental financing of up to 70% of the appraised value of the Phase II Units per the senior mortgage loan discussed above.

In May 2015, we invested an additional $6.5 million, plus customary prorations, in equity in Park & Kingston, increasing our indirect ownership interest in the property from 46.95% to approximately 96.0%. The additional interests were purchased from Fund III, an affiliate of Bluerock.

Acquisition of Interest in Fox Hill

On March 26, 2015, we, through subsidiaries of its Operating Partnership, completed an investment in a multi-tiered joint venture along with Fund III, an affiliate of Bluerock, and three unaffiliated investors (collectively, the “Third Parties”), to acquire a 288-unit apartment community located in Austin, Texas (“Fox Hill”). Our indirect ownership in Fox Hill was 85.27%.

The purchase price of $38.15 million was funded, in part, with a $26.71 million senior mortgage loan is secured by the Fox Hill Property and improvements.

In May 2015, we invested an additional $1.1 million, plus customary prorations, in equity in Fox Hill, increasing our indirect ownership interest in the property from 85.27% to approximately 94.62%. The additional interests were purchased from Fund III, an affiliate of Bluerock.

Sale of 23Hundred@Berry Hill Joint Venture Equity Interest (“Berry Hill”)

On January 14, 2015, we, along with the other two holders of tenant-in-common interests in 23Hundred@Berry Hill, sold their respective interests to 2300 Berry Hill General Partnership, an unaffiliated third party. The aggregate purchase price was $61.2 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for payment of the existing mortgage indebtedness and payment of closing costs and fees, the sale of the our interest in 23Hundred@Berry Hill generated net proceeds of approximately $7.3 million to the Company and a consolidated gain of $11.3 million, of which the our pro rata share of gain is $5.3 million before disposition expenses of $0.1 million.

Acquisition of Whetstone Interests

On May 20, 2015, through BRG Whetstone Durham, LLC, a wholly-owned subsidiary of its Operating Partnership, we made a convertible preferred equity investment in a multi-tiered joint venture along with Fund III, LLC, an affiliate of the Manager, and an affiliate of TriBridge Residential, LLC to develop a 204-unit Class A apartment community located in Durham, North Carolina, to be known as Whetstone Apartments. We have made a capital commitment of $12.2 million to acquire 100% of the preferred equity interests in BRG Whetstone Durham, LLC of which $12.2 million has been funded as of June 30, 2015. The acquisition was partially funded by a bridge loan of approximately $25.2 million secured by the Whetstone Apartment property. The loan matures May 18, 2016 and bears interest on a floating basis based on LIBOR plus 2.0%. The loan can be prepaid without penalty. We provided certain standard scope non-recourse carveout guaranties in conjunction with the loan.

Acquisition of Cheshire Bridge Interests

On May 29, 2015, through BRG Cheshire, LLC, a wholly-owned subsidiary of its Operating Partnership, we made a convertible preferred equity investment in a multi-tiered joint venture along with Fund III, LLC, an affiliate of the Manager, and an affiliate of Catalyst Development Partners II to develop a 285-unit Class A apartment community located in Atlanta, Georgia, to be known as Cheshire Bridge Apartments. We have made a capital commitment of $15.6 million to acquire 100% of the preferred equity interests in BRG Cheshire, LLC of which $15.6 million has been funded as of June 30, 2015.

Held for Sale – North Park Towers

North Park Towers is under contract to sell for $18.2 million. Closing of the transaction is subject to the satisfactory completion of the purchaser’s due diligence and other customary closing conditions, and there is no assurance that the conditions will be satisfied or that the sale will occur as contemplated.

Results of Operations

The following is a summary of our stabilized operating real estate investments as of June 30, 2015:

Multifamily Community	Date Acquired	Number of Units	Our Ownership Interest in Property Owner	Occupancy %
Springhouse at Newport News	12/3/2009	432	75.0%	94%
Enders Place at Baldwin Park(1)	10/2/2012	220	89.5%	95%
MDA Apartments	12/17/2012	190	35.3%	95%
Village Green of Ann Arbor	4/2/2014	520	48.6%	98%
Villas at Oak Crest	4/2/2014	209	67.2%	98%
North Park Towers	4/3/2014	313	100.0%	95%
Lansbrook Village(2)	5/23/2014	599	76.8%	93%
ARIUM Grandewood	11/4/2014	306	95.0%	95%
Park & Kingston	3/16/2015	153	96.0%	98%
Fox Hill	3/26/2015	288	94.6%	94%
Total		3,230		95%

(1) Includes an additional 22 units acquired during the second quarter of 2014.

(2) Includes an additional 26 units acquired since the original acquisition in May 2014 of which 11 units were acquired in the six months ended June 30, 2015.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenue

Net rental income increased $2.5 million, or 33%, to $9.9 million for the three months ended June 30, 2015 as compared to $7.4 million for the same prior year period. This increase was primarily due to the acquisition of various interests in four properties during 2014, Village Green of Ann Arbor, North Park Towers, Lansbrook Village and ARIUM Grandewood, and two properties during the first quarter of 2015, Park & Kingston and Fox Hill, offset by the sale of Berry Hill.

Other property revenue increased $0.3 million, or 100%, to $0.6 million for the three months ended June 30, 2015 as compared to $0.3 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above.

Expenses

Property operating expenses increased $1.0 million, or 29%, to $4.4 million for the three months ended June 30, 2015 as compared to $3.4 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above. Property operating expenses declined to 41.2% of revenue for the three months ended June 30, 2015, from 43.3% of revenue in the same prior year period.

 General and administrative expenses amounted to $0.7 million for the three months ended June 30, 2015 as compared to $0.7 million for the same prior year period. Excluding non-cash amortization of LTIP Units of $0.2 million and $0.3 million for the three months ended June 30, 2015 and 2014, respectively, general and administrative expenses were $0.5 million, or 4.9% of revenues for the three months ended June 30, 2015 as compared to $0.4 million, or 5.0% of revenues, for the same prior year period.

Management fees increased to $0.7 million for the three months ended June 30, 2015 as compared to $0.2 million for the same prior year period. This was primarily due to an increase in equity as a result of the October 2014 Follow-On Offering, the January 2015 Follow-On Offering and the May 2015 Follow-On Offering. Base management fees of $0.7 million were paid in LTIP Units for the quarter ended June 30, 2015 in lieu of cash.

Acquisition costs decreased to $0.2 million for the three months ended June 30, 2015 as compared to $3.1 million for the same prior year period. This decrease was primarily due to the acquisition of the numerous properties during the second quarter of 2014 after the IPO as compared to the acquisition of preferred equity interests in Whetstone and Cheshire Bridge during the three months ended June 30, 2015.

Depreciation and amortization expenses was $3.7 million for the three months ended June 30, 2015 as compared to $3.8 million for the same prior year period.

Other Income and Expense

Other income and expenses amounted to an expense of $1.4 million for the three months ended June 30, 2015 as compared to other expense of $1.9 million same prior year period. This was primarily due to an increase of $1.2 million in income from unconsolidated joint venture interests due to an additional four investments, partially offset by an increase in interest expense, net, of $0.7 million, as the result of the increase in mortgages payable resulting from the acquisition of interests in the properties mentioned above.

Income from Discontinued Operations

Loss from discontinued operations was $0.06 million for the three months ended June 30, 2014. There was no income from discontinued operations in 2015. The 2014 amount related to the discontinued operations of our Creekside property, which was sold on March 28, 2014.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenue

Net rental income increased $8.0 million, or 75%, to $18.6 million for the six months ended June 30, 2015 as compared to $10.6 million for the same prior year period. This increase was primarily due to the acquisition of various interests in four properties during 2014, Village Green of Ann Arbor, North Park Towers, Lansbrook Village and ARIUM Grandewood, and two properties during the first quarter of 2015, Park & Kingston and Fox Hill, offset by the sale of Berry Hill.

Other property revenue increased $0.5 million, or 125%, to $0.9 million for the six months ended June 30, 2015 as compared to $0.4 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above.

Expenses

Property operating expenses increased $3.3 million, or 67%, to $8.2 million for the six months ended June 30, 2015 as compared to $4.9 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above. Property operating expenses declined to 42.2% of revenue for the six months ended June 30, 2015, from 44.9% of revenue in the same prior year period.

 General and administrative expenses amounted to $1.7 million for the six months ended June 30, 2015 as compared to $1.3 million for the same prior year period. Excluding non-cash amortization of LTIP Units of $0.7 million and $0.4 million for the six months ended June 30, 2015 and 2014, respectively, general and administrative expenses were $1.0 million, or 5.0% of revenues for the six months ended June 30, 2015 as compared to $0.9 million, or 8.2% of revenues, for the same prior year period.

Management fees increased to $2.2 million for the six months ended June 30, 2015 as compared to $0.3 million for the same prior year period. This was primarily due to an increase in equity as a result of our IPO on April 2, 2014, the October 2014 Follow-On Offering, the January 2015 Follow-On Offering and the May 2015 Follow-On Offering. Base management fees of $0.7 million were paid in LTIP Units for the six months ended June 30, 2015 in lieu of cash.

Acquisition costs decreased to $0.7 million for the six months ended June 30, 2015 as compared to $3.2 million for the same prior year period. This decrease was primarily due to the acquisition of the numerous properties during the second quarter of 2014 after the IPO as compared to the to the acquisition of the Park & Kingston and Fox Hill properties and the acquisition of preferred equity interests in Alexan Southside Place, Whetstone and Cheshire Bridge during the six months ended June 30, 2015.

Depreciation and amortization expenses increased to $6.5 million for the six months ended June 30, 2015 as compared to $4.8 million for the same prior year period. This increase was primarily due to additional depreciation expense related to the acquisition of interests in the properties noted above.

Other Income and Expense

Other income and expenses amounted to income of $8.4 million for the six months ended June 30, 2015 as compared to an expense of $3.1 million same prior year period. This was primarily due to a gain on the sale of an unconsolidated joint venture interest of $11.3 million in 2015 related to Berry Hill, an increase of $1.9 million in income from unconsolidated joint venture interests due to an additional four investments, partially offset by an increase in interest expense, net, of $1.8 million, as the result of the increase in mortgages payable resulting from the acquisition of interests in the properties mentioned above.

Income from Discontinued Operations

Income from discontinued operations was $0.01 million for the six months ended June 30, 2014. There was no income from discontinued operations in 2015. The 2014 amount related to the discontinued operations of our Creekside property, which was sold on March 28, 2014.

Property Operations

We define “same store” properties as those that we owned and operated for the entirety of both periods being compared, except for properties that are in the construction or lease-up phases, or properties that are undergoing development or significant redevelopment. We move properties previously excluded from our same store portfolio for these reasons into the same store designation once they have stabilized or the development or redevelopment is complete and such status has been reflected fully in all quarters during the applicable periods of comparison. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property stabilized upon attainment of 90% physical occupancy, subject to loss-to-lease, bad debt and rent concessions.  For comparison of our three months ended June 30, 2015 and 2014, the same store properties included properties owned at April 1, 2014, excluding the Berry Hill property, which was under construction. Our same store properties for the three months ended June 30, 2015 and 2014 were Springhouse at Newport News, Enders Place at Baldwin Park, Village Green of Ann Arbor, North Park Towers and MDA Apartments. Our non-same store properties for the same period were The Estates at Perimeter/Augusta, The Reserve at Creekside Village, 23Hundred@Berry Hill, Lansbrook Village, ARIUM Grandewood, Park & Kingston and Fox Hill. Our same store properties for the six months ended June 30, 2015 and 2014 were Springhouse at Newport News, Enders Place at Baldwin Park and MDA Apartments.  Our non-same store properties for the same period were The Estates at Perimeter/Augusta, The Reserve at Creekside Village, 23Hundred@Berry Hill, Village Green of Ann Arbor, North Park Towers, Lansbrook Village, ARIUM Grandewood, Park & Kingston and Fox Hill.

The Estates at Perimeter/Augusta, Berry Hill, and Grove were accounted for under the equity method during the three months June 30, 2015, but are reflected in our table of net operating income as if they were consolidated. For the three months ended June 30, 2015, the components of non-same store property revenues, property expenses and net operating loss represented by these properties were $0.0 million, $0.03 million and $0.03 million, respectively. The Estates at Perimeter/Augusta was accounted for under the equity method and Creekside and Hillsboro were accounted for as discontinued operations during the three months ended June 30, 2014. For the three months ended June 30, 2014, the components of non-same store property revenues, property expenses and net operating income represented by these properties were $0.7 million, $0.3 million and $0.4 million, respectively. The Estates at Perimeter/Augusta, Berry Hill, and Grove were accounted for under the equity method during the six months June 30, 2015, but are reflected in our table of net operating income as if they were consolidated. For the six months ended June 30, 2015, the components of non-same store property revenues, property expenses and net operating income represented by these properties were $0.2 million, $0.05 million and $0.1 million, respectively. The Estates at Perimeter/Augusta was accounted for under the equity method and Creekside and Hillsboro were accounted for as discontinued operations during the six months ended June 30, 2014. For the six months ended June 30, 2014, the components of non-same store property revenues, property expenses and net operating income represented by these properties were $1.8 million, $0.8 million, and $1.0 million, respectively. The Estates at Perimeter/Augusta’s and Berry Hill financial information can be found at Note 6, "Equity Method Investments," and Creekside financial information can be found at Note 3, “Real Estate Assets Held for Sale, Discontinued Operations and Sale of Joint Venture Equity Interests” in our Notes to Consolidated Financial Statements. Creekside was sold on March 28, 2014, The Estates at Perimeter/Augusta was sold on December 10, 2014 and Berry Hill was sold on January 14, 2015.

The following table presents the same store and non-same store results from operations for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Change
	2015	2014	$	%
Property Revenues
Same Store	$5,903	$5,572	$331	5.9%
Non-Same Store	4,568	2,852	1,716	60.2%
Total property revenues	10,471	8,424	2,047	24.3%

Property Expenses
Same Store	2,260	2,270	(10)	-0.4%
Non-Same Store	2,114	1,367	747	54.6%
Total property expenses	4,374	3,637	737	20.3%

Same Store NOI	3,643	3,302	341	10.3%
Non-Same Store NOI	2,454	1,485	969	65.3%
Total NOI(1)	$6,097	$4,787	$1,310	27.4%

	Six Months Ended June 30,		Change
	2015	2014	$	%
Property Revenues
Same Store	$6,440	$6,039	$401	6.6%
Non-Same Store	13,215	6,753	6,462	95.7%
Total property revenues	19,655	12,792	6,863	53.7%

Property Expenses
Same Store	2,438	2,485	(47)	-1.9%
Non-Same Store	5,811	3,210	2,601	81.0%
Total property expenses	8,249	5,695	2,554	44.8%

Same Store NOI	4,002	3,554	448	12.6%
Non-Same Store NOI	7,404	3,543	3,861	109.0%
Total NOI(1)	$11,406	$7,097	$4,309	60.7%

(1) See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Same store NOI for the three months ended June 30, 2015 increased by 10.3% to $3.6 million from $3.3 million for the 2014 period. There was a 5.9% increase in same store property revenues as compared to the 2014 period, primarily attributable to a 3.8% increase in average rental rates per month and a 60 basis point increase in average occupancy. Same store expenses remained flat at $2.3 million compared to the prior year period.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during 2014 and 2015. The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Same store NOI for the six months ended June 30, 2015 increased by 12.6% to $4.0 million from $3.6 million for the 2014 period. There was a 6.6% increase in same store property revenues as compared to the 2014 period, primarily attributable to a 2.2% increase in average rental rates per month, the acquisition of 22 additional units at our Enders property, and a 140 basis point increase in average occupancy. In addition, same store expenses decreased 1.9% compared to prior year period primarily as a result of a decrease in utilities and insurance, offset by an increase in taxes as a result of rising assessed property values from municipalities.

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

However, NOI should only be used as an alternative measure of our financial performance. The following table reflects same store and non-same store contributions to consolidated NOI, together with a reconciliation of NOI to net (loss) income, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net operating income
Same store	$3,643	$3,302	$4,002	$3,554
Non-same store	2,454	1,485	7,404	3,543
Total net operating income	6,097	4,787	11,406	7,097
Less:
Interest expense	2,676	2,209	5,041	3,481
Total property income	3,421	2,578	6,365	3,616
Less:
Noncontrolling interest pro-rata share of property income	941	1,318	1,877	2,011
Other (income) loss related to JV/MM entities	36	30	53	39
Pro-rata share of properties’ income	2,444	1,230	4,435	1,566
Less pro-rata share of:
Depreciation and amortization	2,647	2,225	4,559	2,700
Amortization of non-cash interest expense	71	(36)	96	(8)
Line of credit interest, net	—	4	—	191
Asset management and oversight fees	701	533	2,120	658
Acquisition and disposition costs	210	2,852	685	3,339
Corporate operating expenses	732	361	1,639	890
Add pro-rata share of:
Other income	51	72	68	72
Equity in operating earnings of unconsolidated joint ventures	1,286	101	2,005	101
Gain on sale of joint venture interest, net of fees	(2)	—	5,322	448
Net (loss) income attributable to common stockholders	$(582)	$(4,536)	$2,731	$(5,583)

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

We believe the properties underlying the Company’s real estate investments are performing well and had a portfolio-wide debt service coverage ratio of 1.99x and occupancy of 95% at June 30, 2015. Prior to our IPO, our cash resources had been inadequate to meet our primary liquidity needs as our corporate operating expenses exceeded the cash flow received from our investments in real estate joint ventures. The primary reason for our previous negative operating cash flow had been the size of our portfolio relative to the general and administrative expenses required to operate as a public company. These costs included accounting and related fees to our independent auditors, legal fees, costs of being an SEC reporting company, director compensation and director and officer insurance premiums.

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

On May 22, 2015, the Company completed an underwritten shelf takedown offering (the “May 2015 Follow-On Offering”) of 6,348,000 shares of Class A common stock, par value $0.01 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC, pursuant to a registration statement on Form S-3 (File No. 333-200359) filed with the SEC on November 19, 2014 and declared effective on December 19, 2014. The public offering price of $13.00 per share was announced on May 19, 2015. Net proceeds of the May 2015 Follow-On Offering were approximately $77.6 million after deducting underwriting discounts and commissions and offering costs.

The net proceeds of our IPO, the October 2014 Follow-On Offering, the January 2015 Follow-On Offering and the May 2015 Follow-On Offering (collectively the “Follow-On Offerings”), provided us with the ability to grow our asset base quickly and better service our general and administrative expenses. The Management Agreement with our Manager should provide an overall lower fee structure than our previous Advisory Agreement with our Former Advisor, which we believe will help reduce our corporate general and administrative expenses.

In general, we believe our cash flows from operations, available cash balances, the use of equity offerings and other financing arrangements will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. We expect that the additional properties added to our portfolio in the contribution transactions at the initial closing of the IPO, together with borrowings we or our subsidiaries may obtain and the investments and acquisitions we have made with the proceeds from the IPO and have made or expect to make as a result of the completion of the Follow-On Offerings, will have a significant positive impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future investments in and acquisitions of real estate, including our investments in development projects.

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

In prior quarters, including the three months ended June 30, 2015, our Former Advisor has deferred payment by us as needed of asset management fees, acquisition fees and organizational and offering costs incurred by us and our Manager has waived current year reimbursable operating expenses, to support our continued operations.

For the remainder of 2015, the Company expects to maintain a distribution paid on a monthly basis to all of our stockholders at a quarterly rate of $0.29 per share. To the extent the Company continues to pay distributions at this rate, the Company expects to substantially use cash flows from operations to fund distribution payments. The Board will review the distribution rate quarterly, and there can be no assurance that the current distribution level will be maintained. While our policy is generally to pay distributions from cash flow from operations, our distributions through June 30, 2015 have been paid from proceeds from our continuous registered public offering, proceeds from the IPO and Follow-On Offerings and sales of assets, and may in the future be paid from additional sources, such as from borrowings.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of June 30, 2015, we own interests in six joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

Cash Flows from Operating Activities

As of June 30, 2015, we owned indirect equity interests in fifteen real estate properties (eleven operating properties and four development properties), nine of which are consolidated for reporting purposes.  During the six months ended June 30, 2015, net cash provided by operating activities was $6.8 million.  After the net income of $8.6 million was reduced for $3.3 million of non-cash items, net cash provided by operating activities consisted of the following:

•	Increase in accounts payable and accrued liabilities of $2.1 million;

•	Increase in our payables due to affiliates of $1.0 million; and offset by an

•	Increase in accounts receivable and other assets of $1.6 million.

Cash Flows from Investing Activities

During the six months ended June 30, 2015, net cash used in investing activities was $99.0 million, primarily due to the following:

•	$67.0 million used in acquiring consolidated real estate investments;

•	$45.2 million used in acquiring an investment in an unconsolidated joint venture;

•	$1.2 million used on capital expenditures;

•	$7.9 million used on purchases of interests from noncontrolling members;

•	Partially offset by a decrease of $6.6 million in our restricted cash balance; and

•	$15.6 million in cash proceeds received for the sale of the Berry Hill property.

Cash Flows from Financing Activities

During the six months ended June 30, 2015, net cash provided by financing activities was $164.6 million, primarily due to the following:

•	$131.3 million raised in our January and May 2015 Follow-On Offerings on January 20, 2015 and May 22, 2015, respectively;

•	net borrowings of $43.2 million on mortgages payable;

•	$0.6 million increase in capital contributions from noncontrolling interests;

•	partially offset by $1.2 million in distributions paid to our noncontrolling interests;

•	$8.2 million paid in cash distributions paid to stockholders;

•	$0.4 million increase in deferred financing costs; and

•	$0.7 million of repayments of our mortgages payable.

Capital Expenditures

The following table summarizes our total capital expenditures for the three and six months ended June 30, 2015 and 2014 (amounts in thousands):

	For the six months ended June 30,
	2015	2014
New development	$-	$1,902
Redevelopment/renovations	622	319
Routine capital expenditures	557	259
Total capital expenditures	$1,179	$2,480

The majority of our capital expenditures during the six months ended June 30, 2014 related to our development property, Berry Hill, which was acquired in October 2012 and became stabilized during the three months ended September 30, 2014.

We define redevelopment and renovation costs as non-recurring capital expenditures for significant projects that upgrade units or common areas and projects that are revenue enhancing for the three and six months ended June 30, 2015. We define routine capital expenditures as capital expenditures that are incurred at every property and exclude development, investment, revenue enhancing and non-recurring capital expenditures.

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

During the three months ended June 30, 2015, we incurred $0.2 million of acquisition expense and no disposition expense, of which $0.2 million was our pro rata share of the expense. During the six months ended June 30, 2015, we incurred $0.7 million of acquisition expense and $0.7 million of disposition expense, of which $0.7 million was our pro-rata share of the expense.

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

The table below presents our calculation of FFO and AFFO for the three and six months ended June 30, 2015 and 2014 (in thousands).

We have acquired interests in eight additional properties subsequent to March 31, 2014 and sold three properties that were owned during the quarter ended June 30, 2014. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net (loss) income attributable to common stockholders	$(582)	$(4,536)	$2,731	$(5,583)
Common stockholders pro-rata share of:
Real estate depreciation and amortization(1)	2,647	2,225	4,559	2,700
Loss (gain) on sale of joint venture interests	2	—	(5,322)	(448)
FFO	$2,067	$(2,311)	$1,968	$(3,331)
Common stockholders pro-rata share of:
Amortization of non-cash interest expense (income)	72	(36)	95	(8)
Acquisition and disposition costs	210	2,852	685	3,339
Normally recurring capital expenditures(2)	(184)	(71)	(298)	(90)
Non-cash equity compensation	927	337	2,292	351
AFFO	$3,092	$771	$4,742	$261
Weighted average common shares outstanding	16,353,209	5,823,296	14,461,064	3,452,032

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

On April 10, 2015, the Board declared monthly dividends for the second quarter of 2015 equal to a quarterly rate of $0.29 per share on both the Company’s Class A common stock and Class B common stock, payable to the stockholders of record as of April 25, 2015, May 25, 2015 and June 25, 2015, which was paid in cash on May 5, 2015, June 5, 2015 and July 5, 2015, respectively. Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

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

On July 10, 2015, the Board declared monthly dividends for the third quarter of 2015 equal to a quarterly rate of $0.29 per share on the Company’s Class A common stock and $0.29 per share on the Company’s Class B common stock, payable monthly to the stockholders of record as of July 25, 2015, August 25, 2015 and September 25, 2015, which will be paid in cash on August 5, 2015, September 5, 2015 and October 5, 2015, respectively. Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

The declared dividends equal a monthly dividend on the Class A common stock and the Class B common stock as follows: $0.096667 per share for the dividend paid to stockholders of record as of July 25, 2015, $0.096667 per share for the dividend paid to stockholders of record as of August 25, 2015, and $0.096666 per share for the dividend paid to stockholders of record as of September 25, 2015. A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate.

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

Subsequent Events

Other than the items disclosed in Note 14, “Subsequent Events” to our interim Consolidated Financial Statements for the period ended June 30, 2015, no material events have occurred that required recognition or disclosure in these financial statements.  See Note 14 to our interim Consolidated Financial Statements for discussion.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, we are not required to provide such information.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Accounting Officer, evaluated, as of June 30, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our organizational documents permit us to make distributions from any source, including the net proceeds from an offering. There is no limit on the amount of offering proceeds we may use to pay distributions. During the early stages of our operations, we have funded and expect to continue to fund distributions from the net proceeds of our offerings, borrowings and the sale of assets to the extent distributions exceed our earnings or cash flows from operations. While our policy is generally to pay distributions from cash flow from operations, our distributions through June 30, 2015 have been paid from proceeds from our continuous registered offerings conducted prior to the IPO, proceeds from the IPO and the Follow-On Offerings, and sales of assets, and may in the future be paid from additional sources, such as from borrowings. To the extent we fund distributions from sources other than cash flow from operations, such distributions may constitute a return of capital and we will have fewer funds available for the acquisition of properties and your overall return may be reduced. Further, to the extent distributions exceed our earnings and profits, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder will be required to recognize capital gain.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1	Assignment Agreement by and between Bluerock Real Estate, L.L.C. and BRG Ashton NC, LLC, dated May 12, 2015

10.2	Purchase Agreement by and between AR I Borrower, LLC and Bluerock Real Estate, L.L.C. dated May 12, 2015.

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

DATE:	August 11, 2015	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer and President
(Principal Executive Officer)

DATE:	August 11, 2015	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Accounting Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)

