Form 10-Q
period 2015-09-30
Bluerock Residential Growth REIT, Inc.
filed 2015-11-12
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Number of shares outstanding of the registrant’s

classes of common stock, as of November 4, 2015:

Class A Common Stock: 19,201,565 shares

Class B-3 Common Stock: 353,629 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-Q

September 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	September 30, 2015	December 31, 2014
ASSETS
Net Real Estate Investments
Land	$53,335	$37,909
Buildings and improvements	369,496	240,074
Furniture, fixtures and equipment	10,910	6,481
Total Gross Operating Real Estate Investments	433,741	284,464
Accumulated depreciation	(19,220)	(10,992)
Total Net Operating Real Estate Investments	414,521	273,472
Operating real estate held for sale, net	15,185	14,939
Total Net Real Estate Investments	429,706	288,411
Cash and cash equivalents	64,933	23,059
Restricted cash	11,200	11,091
Due from affiliates	914	570
Accounts receivable, prepaid and other assets	4,015	753
Investments in unconsolidated real estate joint ventures	55,326	18,331
In-place lease intangible assets, net	1,315	745
Deferred financing costs, net	2,953	2,199
Non-real estate assets associated with operating real estate held for sale	992	927
Total Assets	$571,354	$346,086

LIABILITIES AND EQUITY
Mortgages payable	$301,268	$201,343
Mortgage payable associated with operating real estate held for sale	11,500	11,500
Accounts payable	659	634
Other accrued liabilities	7,585	3,345
Due to affiliates	1,669	1,946
Distributions payable	2,000	889
Liabilities associated with operating real estate held for sale	387	418
Total Liabilities	325,068	220,075
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 250,000,000 shares authorized; none issued and outstanding	—	—
Common stock - Class A, $0.01 par value, 747,586,185 shares authorized; 19,201,450 and 7,531,188 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	192	75
Common stock - Class B-1, $0.01 par value, 804,605 shares authorized; none and 353,630 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	—	4
Common stock - Class B-2, $0.01 par value, 804,605 shares authorized; none and 353,630 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	—	4
Common stock - Class B-3, $0.01 par value, 804,605 shares authorized; 353,629 shares issued and outstanding	4	4
Additional paid-in-capital	248,563	113,511
Distributions in excess of cumulative earnings	(34,040)	(21,213)
Total Stockholders’ Equity	214,719	92,385
Noncontrolling Interests
Operating partnership units	2,760	2,949
Partially owned properties	28,807	30,677
Total Noncontrolling Interests	31,567	33,626
Total Equity	246,286	126,011
TOTAL LIABILITIES AND EQUITY	$571,354	$346,086

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Net rental income	$11,049	$9,185	$29,611	$19,754
Other property revenues	511	371	1,454	793
Total revenues	11,560	9,556	31,065	20,547
Expenses
Property operating	4,698	4,067	12,924	9,008
General and administrative	1,246	778	2,912	2,048
Management fees	896	225	3,051	548
Acquisition costs	739	379	1,409	3,528
Depreciation and amortization	3,993	4,781	10,499	9,598
Total expenses	11,572	10,230	30,795	24,730
Operating (loss) income	(12)	(674)	270	(4,183)
Other income (expense)
Other income	—	52	62	185
Equity in income of unconsolidated real estate joint ventures	2,366	412	4,391	492
Gain on sale of unconsolidated real estate joint venture interest	11	—	11,303	—
Interest expense, net	(2,967)	(2,549)	(7,985)	(5,817)
Total other (expense) income	(590)	(2,085)	7,771	(5,140)

Net (loss) income from continuing operations	(602)	(2,759)	8,041	(9,323)

Discontinued operations
Income (loss) on operations of rental property	—	114	—	(3)
Loss on early extinguishment of debt	—	—	—	(880)
Gain on sale of joint venture interest	—	—	—	1,006
Income from discontinued operations	—	114	—	123

Net (loss) income	(602)	(2,645)	8,041	(9,200)
Net (loss) income attributable to noncontrolling interests
Operating partnership units	(8)	(116)	57	(321)
Partially-owned properties	(20)	(382)	5,827	(1,149)
Net (loss) income attributable to noncontrolling interests	(28)	(498)	5,884	(1,470)
Net (loss) income attributable to common stockholders	$(574)	$(2,147)	$2,157	$(7,730)

(Loss) income per common share - Basic(1)
Continuing operations	$(0.03)	$(0.38)	$0.13	$(1.84)
Discontinued operations	$-	$0.02	$-	$0.03
	$(0.03)	$(0.36)	$0.13	$(1.81)

(Loss) income per common share – Diluted(1)
Continuing operations	$(0.03)	$(0.38)	$0.13	$(1.84)
Discontinued operations	$-	$0.02	$-	$0.03
	$(0.03)	$(0.36)	$0.13	$(1.81)

Weighted average basic common shares outstanding(1)	20,166,384	5,877,417	16,383,736	4,269,378
Weighted average diluted common shares outstanding(1)	20,166,384	5,877,417	16,396,038	4,269,378

(1) Share and per share amounts have been restated to reflect the effects of two reverse stock splits of the Company’s Class B common stock, which occurred during the first quarter of 2014. See Note 1, "Organization and Nature of Business" and Note 11, "Stockholders' Equity" for further discussion.

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Class B-3 Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid- in Capital	Cumulative Distributions	Net loss to Common Stockholders	Noncontrolling Interests	Total Equity
Balance, January 1, 2015	7,531,188	$75	353,630	$4	353,630	$4	353,629	$4	$113,511	$(9,930)	$(11,283)	$33,626	$126,011

Issuance of Class A common stock, net	10,948,002	109	-	-	-	-	-	-	131,204	-	-	-	131,313
Conversion of Class B-1 into Class A shares	353,630	4	(353,630)	(4)	-	-	-	-	-	-	-	-	-
Conversion of Class B-2 into Class A shares	353,630	4	-	-	(353,630)	(4)	-	-	-	-	-	-	-
Vesting of restricted stock compensation	-	-	-	-	-	-	-	-	102	-	-	-	102
Issuance of restricted stock	15,000	-	-	-	-	-	-	-	-	-	-	-	-
Issuance of Long-Term Incentive Plan ("LTIP") units for compensation	-	-	-	-	-	-	-	-	2,964	-	-	-	2,964
Vesting of LTIP Unit compensation	-	-	-	-	-	-	-	-	1,239	-	-	-	1,239
Capital contributions from noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	1,334	1,334
Distributions declared	-	-	-	-	-	-	-	-	-	(14,984)	-	(246)	(15,230)
Disposition of noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	(7,409)	(7,409)
Change in additional paid-in capital due to acquisitions	-	-	-	-	-	-	-	-	(457)	-	-	-	(457)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	(1,622)	(1,622)
Net income	-	-	-	-	-	-	-	-	-	-	2,157	5,884	8,041

Balance, September 30, 2015	19,201,450	$192	-	$-	-	$-	353,629	$4	$248,563	$(24,914)	$(9,126)	$31,567	$246,286

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands, except share and per share amounts)

	Nine Months Ended
	September 30,
	2015	2014

Cash flows from operating activities
Net income (loss)	$8,041	$(9,200)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	10,824	10,048
Amortization of fair value adjustments on mortgages payable	(204)	(225)
Equity in income of unconsolidated joint ventures	(4,391)	(492)
Gain on sale of real estate assets of unconsolidated joint ventures	(11,303)	(1,006)
Distributions from unconsolidated real estate joint ventures	6,958	383
Share-based compensation attributable to directors' stock compensation plan	102	36
Share-based compensation to Former Advisor - LTIP Units	-	2,117
Share-based compensation to Manager - LTIP Units	4,203	672
Changes in operating assets and liabilities:
Due to affiliates, net	734	(409)
Accounts receivable, prepaids and other assets	(3,329)	(862)
Accounts payable and other accrued liabilities	4,232	3,303
Net cash provided by operating activities	15,867	4,365

Cash flows from investing activities:
Increase in restricted cash	(112)	(2,275)
Acquisitions of consolidated real estate investments	(116,952)	(16,850)
Capital expenditures	(2,470)	(7,435)
Proceeds from sale of joint venture interests	-	4,985
Proceeds from sale of unconsolidated real estate joint venture interests	15,590	-
Purchases of interests from noncontrolling members	(7,866)	(15,447)
Investments in unconsolidated joint ventures	(45,192)	(8,512)
Net cash used in investing activities	(157,002)	(45,534)

Cash flows from financing activities:
Distributions to common stockholders	(14,119)	(3,396)
Distributions to noncontrolling interests	(1,622)	(4,977)
Capital contributions from noncontrolling interests	1,334	4,271
Borrowings on mortgages payable	68,224	15,566
Repayments on mortgages payable	(1,037)	(238)
Repayments of line of credit	-	(7,571)
Payments of deferred financing fees	(1,084)	(1,835)
Net proceeds from issuance of common stock	131,313	43,977
Net cash provided by financing activities	183,009	45,797

Net increase in cash and cash equivalents	$41,874	$4,628

Cash and cash equivalents at beginning of period	$23,059	$2,984

Cash and cash equivalents at end of period	$64,933	$7,612
Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$7,622	$5,400
Distributions payable – declared and unpaid	$1,111	$452
Accrued offering costs	$-	$635
Mortgages assumed upon property acquisitions	$32,942	$116,800
Class A common stock issued for property acquisitions	$-	$15,188
OP Units issued for property acquisition	$-	$4,100

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

Substantially concurrently with the completion of the IPO, the Company completed a series of related contribution transactions pursuant to which it acquired indirect equity interests in four apartment properties, and a 100% fee simple interest in a fifth apartment property for an aggregate asset value of $152.3 million (inclusive of Villas at Oak Crest, which is accounted for under the equity method, and Springhouse, in which the Company already owned an interest and which has been reported as consolidated prior to the IPO).

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

On January 20, 2015, the Company completed an underwritten shelf takedown offering (the “January 2015 Follow-On Offering”) of 4,600,000 shares of Class A common stock, par value $0.01 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-200359) filed with the SEC on November 19, 2014 and declared effective on December 19, 2014. The public offering price of $12.50 per share was announced on January 14, 2015. Net proceeds of the January 2015 Follow-On Offering were approximately $53.7 million after deducting underwriting discounts and commissions and offering costs.

On May 22, 2015, the Company completed an underwritten shelf takedown offering (the “May 2015 Follow-On Offering”) of 6,348,000 shares of Class A common stock, par value $0.01 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-200359) filed with the SEC on November 19, 2014 and declared effective on December 19, 2014. The public offering price of $13.00 per share was announced on May 19, 2015. Net proceeds of the May 2015 Follow-On Offering were approximately $77.6 million after deducting underwriting discounts and commissions and offering costs.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2015, the Company's portfolio consisted of interests in sixteen properties (thirteen operating properties and three development properties). The Company’s sixteen properties contain an aggregate of 4,991 units, comprised of 4,097 operating units and 894 units under development. As of September 30, 2015, these properties, exclusive of our development properties, and Whetstone and EOS, the lease-up properties, were approximately 95% occupied.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or its wholly-owned subsidiaries, owns substantially all of the property interests acquired on the Company’s behalf. As of September 30, 2015, limited partners other than the Company owned approximately 5.50% of the Operating Partnership (1.37% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 4.13% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”)). Bluerock Real Estate, L.L.C., a Delaware limited liability company, is referred to as Bluerock (“Bluerock”), and the Company’s external manager, BRG Manager, LLC, a Delaware limited liability company, is referred to as its Manager (“Manager”). Both Bluerock and the Manager are related parties with respect to the Company, but are not within the Company’s control and are not consolidated in the Company’s financial statements.

Because the Company is the sole general partner of its Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in its consolidated financial statements. The Company consolidates entities in which it controls more than 50% of the voting equity and in which control does not rest with other investors. Investments in real estate joint ventures over which the Company has the ability to exercise significant influence, but for which it does not have financial or operating control, are accounted for using the equity method of accounting. These entities are reflected on the Company’s consolidated financial statements as “Investments in unconsolidated real estate joint ventures.” All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.  The Company will consider future joint ventures for consolidation in accordance with the provisions required by the of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810: Consolidation.

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

The balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  For further information, refer to the financial statements and notes thereto included in our audited consolidated financial statements for the year ended December 31, 2014 contained in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 4, 2015.

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

Note 3 – Real Estate Assets Held for Sale, Discontinued Operations and Sale of Joint Venture Equity Interests

Real Estate Assets Held for Sale and Discontinued Operations

The Company had reported its Creekside property as held for sale in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. On March 28, 2014, the special purpose entity that owned the Creekside property, in which the Company held a 24.7% indirect equity interest, sold the Creekside property as discussed below. On August 28, 2014, the Company’s Investment Committee approved a plan to sell North Park Towers and the Company has classified amounts related to the property as held for sale as of December 31, 2014 and September 30, 2015. See Note 14 for information regarding the sale of North Park Towers on October 16, 2015.

Property Classified as Discontinued Operations

The following is a summary of the results of operations of the Creekside property classified as discontinued operations for the three and nine months ended September 30, 2014 (amounts in thousands); there were no operations for the three and nine months ended September 30, 2015 as the property was sold on March 28, 2014:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014
Total revenues	$—	$—	$—	$508
Expenses
Property operating	—	114	—	(171)
Depreciation and amortization	—	—	—	(183)
Management fees	—	—	—	(8)
Interest, net	—	—	—	(149)
Loss on operations of rental property	$—	$114	$—	$(3)
Gain on sale of joint venture interest	—	—	—	1,006
Loss on early extinguishment of debt	—	—	—	(880)
(Loss) Income from discontinued operations	$—	$114	$—	$123

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

Prior to the Restructuring Transactions, the Company held a 25.1% indirect equity interest in Berry Hill, Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”), a Delaware limited liability company and an affiliate of the Company’s Manager, held a 28.4% indirect equity interest, Bluerock Growth Fund, LLC (“BGF”), a Delaware limited liability company and an affiliate of the Company’s Manager, held a 29.0% indirect equity interest, and Stonehenge 23Hundred JV Member, LLC (“Stonehenge JV Member”), an affiliate of Stonehenge Real Estate Group, LLC (“Stonehenge”), an unaffiliated third party, held the remaining 17.5% indirect equity interest plus a promote interest based on investment return hurdles for its service as developer of the property. These indirect equity interests were all held in BR Stonehenge 23Hundred JV, LLC, a Delaware limited liability company, which owns 100% of 23Hundred, LLC (“23Hundred”), a Delaware limited liability company, which in turn owned 100% of Berry Hill.

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

As a result of the restructuring, the Company no longer controlled Berry Hill through its voting rights. The Company’s investment in Berry Hill has been deconsolidated and was subsequently accounted for under the equity method of accounting as of December 31, 2014.

On January 14, 2015, the Company, along with the other two holders of tenant-in-common interests in Berry Hill, sold their respective interests to 2300 Berry Hill General Partnership, an unaffiliated third party. The aggregate purchase price was $61.2 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for payment of the existing mortgage indebtedness and payment of closing costs and fees, the sale of the Company’s interest in Berry Hill generated net proceeds of approximately $7.3 million to the Company and a consolidated gain on sale of $11.3 million, of which the Company’s pro rata share of gain is $5.3 million before disposition expenses of $0.1 million, which was included in the Company’s statement of operations for the nine months ended September 30, 2015.

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

Note 4 – Investments in Real Estate

As of September 30, 2015, the Company was invested in thirteen operating real estate properties and three development properties through joint venture partnerships. The following tables provide summary information regarding our operating and development investments, which are either consolidated or presented on the equity method of accounting.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating Properties

Multifamily Community Name/Location	Number of Units	Date Built/Renovated (1)	Ownership Interest	Average Rent (2)	% Occupied (3)
ARIUM Grandewood/ Orlando, FL (4)	306	2005	95.00%	$1,169	96%
ARIUM Palms/ Orlando, FL	252	2008	95.00%	1,156	92%
Ashton I/ Charlotte, NC	322	2012	100.0%	1,022	91%
Enders Place at Baldwin Park/ Orlando, FL	220	2003	89.50%	1,563	97%
EOS/ Orlando, FL (5)	296	Est. 2015	—	1,211	30%
Fox Hill/ Austin , TX	288	2010	94.62%	1,093	99%
Lansbrook Village/ Palm Harbor, FL	601	2004	76.81%	1,167	93%
MDA Apartment/ Chicago, IL	190	2006	35.31%	2,244	96%
North Park Towers/ Southfield, MI (6)	313	2000	100.0%	1,065	95%
Park & Kingston/ Charlotte, NC	153	2014	96.00%	1,195	98%
Springhouse at Newport News/Newport News, VA	432	1985	75.00%	826	95%
Village Green of Ann Arbor/ Ann Arbor, MI	520	2013	48.61%	1,159	95%
Whetstone / Durham, NC (5)	204	2015	—	1,325	67%
Total/Average	4,097			$1,189	95%

(1) Represents date of last significant renovation or year built if there were no renovations.

(2) Represents the average effective monthly rent per occupied unit for all occupied units for the three months ended September 30, 2015, excluding Whetstone and EOS which are still in lease-up. Total concessions for the three months ended September 30, 2015 amounted to approximately $91,000.

(3) Percent occupied is calculated as (i) the number of units occupied as of September 30, 2015, divided by (ii) total number of units, expressed as a percentage, excluding Whetstone and EOS which are still in lease-up.

(4) ARIUM Grandewood was formerly called ARIUM Grande Lakes.

(5) Whetstone and EOS are currently preferred equity investments providing a stated investment return and both properties are in leaseup and actual average rents were $966 and $1,174, respectively, net of upfront leaseup concessions.

(6) This property is classified as held for sale as of September 30, 2015 and accounted for on a consolidated basis based on our 100% ownership in the property. Amounts related to this investment are classified as held for sale assets/liabilities on the Company’s consolidated balance sheet.

Depreciation expense was $3.1 million and $2.6 million for the three months ended September 30, 2015 and 2014, respectively, and $8.2 million and $6.0 million, for the nine months ended September 30, 2015 and 2014, respectively, including amounts in discontinued operations.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. In-place leases are amortized over the remaining term of the in-place leases, which is approximately six months. Amortization expense related to the in-place leases was $0.9 million and $2.1 million for the three months ended September 30, 2015 and 2014, respectively, and $2.3 million and $3.8 million for the nine months ended September 30, 2015 and 2014, respectively.

Development Properties

Multifamily Community Name/Location	Number of Units	Initial Occupancy	Final Units to be Delivered	Pro Forma Average Rent (1)

Alexan CityCentre / Houston, TX	340	4Q 2016	4Q 2017	$2,144
Alexan Southside Place / Houston, TX	269	3Q 2017	2Q 2018	$2,019
Cheshire Bridge / Atlanta, GA	285	1Q 2017	3Q 2017	$1,559
Total/Average	894			$1,921

(1) Represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization.

Note 5 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity during the nine months ended September 30, 2015:

Acquisition of Interest in Park & Kingston

On March 16, 2015, the Company, through a wholly-owned subsidiary of its Operating Partnership, completed an investment of $6.3 million in a multi-tiered joint venture along with Fund III to acquire 153 newly-constructed units (the “Phase I Units”) in a Class AA apartment community in Charlotte, North Carolina known as the Park & Kingston Apartments (“Park & Kingston”). The Company’s indirect ownership interest in Park & Kingston was 46.95%. The purchase price for the Phase I Units of $27.85 million was funded, in part, with a $15.25 million senior mortgage loan secured by the Park & Kingston property and improvements.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2015, the Company invested an additional $6.5 million, plus customary prorations, in equity in Park & Kingston, increasing the Company’s indirect ownership interest in the property from 46.95% to approximately 96.0%. The additional interests were purchased from Fund III based on the original purchase price on a pro rata basis, plus customary prorations.

Acquisition of Interest in Fox Hill

On March 26, 2015, the Company, through subsidiaries of its Operating Partnership, completed an investment of $10.2 million in a multi-tiered joint venture along with Fund III, and three unaffiliated investors (collectively, the “Third Parties”), to acquire a 288-unit apartment community located in Austin, Texas known as the Fox Hill Apartments (“Fox Hill”). The Company’s indirect ownership in Fox Hill was 85.27%. The purchase price of $38.15 million was funded, in part, with a $26.71 million senior mortgage loan secured by the Fox Hill Property and improvements.

In May 2015, the Company invested an additional $1.1 million, plus customary prorations, in equity in Fox Hill, increasing the Company’s indirect ownership interest in the property from 85.27% to approximately 94.62%. The additional interests were purchased from Fund III based on the original purchase price on a pro rata basis, plus customary prorations.

Acquisition of Interest in Ashton I

On August 19, 2015, the Company, through subsidiaries of its Operating Partnership, completed an investment of $13.5 million to acquire a 100% fee simple interest in a 322-unit apartment community located in Charlotte, North Carolina known as the Ashton Reserve at Northlake Phase I (“Ashton I”). The purchase price of $44.75 million was funded, in part, with the assumption of a $31.9 million senior mortgage loan secured by the Ashton I Property and improvements.

In addition, the Company, through a subsidiary of the Operating Partnership, expects to subsequently acquire an additional 151-unit apartment community currently under construction on land immediately adjacent to Ashton I, to be known as Ashton Reserve at Northlake Phase II, or Ashton II. On August 19, 2015, the Company entered into an assignment and assumption of purchase and sale agreement with an unaffiliated third-party, pursuant to which it assumed the obligations under the purchase agreement to acquire Ashton II following completion of construction and stabilization thereof. The Company expects to close on the acquisition of Ashton II for a purchase price of approximately $20.6 million, subject to customary adjustments and prorations, and subject to final adjustment and pricing based on the then existing financial condition of Ashton II based on a closing rent roll.

Acquisition of ARIUM Palms at World Gateway, formerly known as Century Palms at World Gateway

On August 20, 2015, the Company, through subsidiaries of its Operating Partnership, completed an investment of $13.0 million in a multi-tiered joint venture along with an unaffiliated investor, to acquire a 252-unit apartment community located in Orlando, Florida known as the ARIUM Palms at World Gateway Apartments (“ARIUM Palms”). The Company’s indirect ownership in ARIUM Palms was 95.0%. The purchase price of $37.0 million was funded, in part, with a $25.0 million senior mortgage loan secured by the ARIUM Palms Property and improvements.

Preliminary Purchase Price Allocations

The acquisitions of Park & Kingston, Fox Hill, Ashton I and ARIUM Palms have been accounted for as business combinations. The purchase prices were allocated to the acquired assets and liabilities based on their estimated fair values at the dates of acquisition. The preliminary measurements of fair value reflected below are subject to change. The Company expects to finalize the purchase price allocations as soon as practical, but no later than one year from each property’s respective acquisition date.

The following table summarizes the assets acquired at the acquisition date. The amounts listed below reflect provisional amounts that will be updated as information becomes available (amounts in thousands):

Preliminary Purchase Price Allocation
Land	$15,270
Building	112,431
Building improvements	8,884
Land improvements	6,265
Furniture and fixtures	3,136
In-place leases	2,806
Total assets acquired	$148,792

In connection with the acquisition of Ashton I, the Company assumed mortgage debt with a fair value of approximately $32.9 million.

The pro-forma information presented below represents the change in consolidated revenue and earnings as if the Company's significant acquisitions of Village Green of Ann Arbor, North Park Towers, Lansbrook Village, ARIUM Grandewood, Fox Hill, Ashton I and ARIUM Palms (collectively, the "Recent Acquisitions"), had occurred on January 1, 2014 (amounts in thousands, except per share amounts). Park & Kingston is excluded from the pro forma information as the property was under development during 2014.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2015			2014
	As Reported	Pro-Forma Adjustments	Pro-Forma	As Reported	Pro-Forma Adjustments	Pro-Forma

Revenues	$31,065	$5,811	$36,876	$20,547	$17,292	$37,839
Net income (loss)	$8,041	$2,283	$10,324	$(9,200)	$(6,140)	$(15,340)
Net income (loss) attributable to BRG	$2,157	$2,173	$4,330	$(7,730)	$(5,521)	$(13,251)

Earnings (loss) per share, basic and diluted (1)	$0.13		$0.26	$(1.81)		$(3.10)

(1) Pro-forma earnings (loss) per share, both basic and diluted, are calculated based on the net income (loss) attributable to BRG.

Aggregate property level revenues and net loss for the Recent Acquisitions, since the properties’ respective acquisition dates, that are reflected in the Company’s consolidated statement of operations for the nine months ended September 30, 2015 amounted to $20.1 million and $1.1 million, respectively.

Note 6 – Investments in Unconsolidated Real Estate Joint Ventures

Following is a summary of the Company’s ownership interests in the investments reported under the equity method of accounting. The carrying amount of the Company’s investments in unconsolidated real estate joint ventures as of September 30, 2015 and December 31, 2014 is summarized in the table below (amounts in thousands):

Property	September 30, 2015	December 31, 2014

Alexan CityCentre	$6,505	$6,505
EOS	3,629	3,629
Alexan Southside Place	17,322	-
Whetstone	12,231	-
Cheshire Bridge	15,639	-
23Hundred@Berry Hill	-	4,906
Villas at Oak Crest	-	3,170
Other	-	121
Total	$55,326	$18,331

The Company’s investments in Alexan CityCentre, EOS, Alexan Southside Place, Whetstone and Cheshire Bridge represent preferred equity investments with the following stated returns:

	Current Pay Annualized	Accrued Annualized	Total Annualized
Property	Preferred Return	Preferred Return	Preferred Return
Alexan CityCentre	15.0%	—	15.0%
EOS	15.0%	—	15.0%
Alexan Southside Place	15.0%	—	15.0%
Whetstone	15.0%	—	15.0%
Cheshire Bridge	15.0%	—	15.0%

The equity in income (loss) of the Company’s unconsolidated real estate joint ventures for the three and nine months ended September 30, 2015 and 2014 is summarized below (amounts in thousands):

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended September 30,		Nine Months Ended September 30,
Property	2015	2014	2015	2014
Villas at Oak Crest	$278	$100	$489	$214
Alexan CityCentre	246	181	730	181
Alexan Southside Place	655	—	1,341	—
EOS	137	93	407	93
Whetstone	462	—	669	—
Cheshire Bridge	591	—	787	—
The Estates at Perimeter/Augusta	—	38	(1)	4
Other	(3)	—	(31)	—
Equity in earnings of unconsolidated joint venture	$2,366	$412	$4,391	$492

Summary combined financial information for the Company’s investments in unconsolidated real estate joint ventures as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014, is as follows:

	September 30, 2015	December 31, 2014
Balance Sheets:
Real estate, net of depreciation	$119,649	$55,091
Real estate, net of depreciation, held for sale	—	31,334
Other assets	22,254	1,193
Other assets, held for sale	—	2,458
Total assets	$141,903	$90,076

Mortgages payable	$61,998	$19,820
Mortgage payable, held for sale	—	23,569
Other liabilities	3,680	2,812
Other liabilities, held for sale	—	1,026
Total liabilities	$65,678	$47,227
Members’ equity	76,225	42,849
Total liabilities and members’ equity	$141,903	$90,076

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating Statement:
Rental revenues	$561	$694	$1,885	$1,992
Operating expenses	(695)	(264)	(2,166)	(786)
Income before debt service, acquisition costs, and depreciation and amortization	(134)	430	(281)	1,206
Interest expense, net	(167)	(189)	(544)	(562)
Acquisition costs	—	—	(66)	—
Depreciation and amortization	(721)	(204)	(1,304)	(605)
Operating (loss)	(1,022)	37	(2,195)	39
Gain on sale	—	—	29,200	—
Net (loss) income	$(1,022)	$37	$27,005	$39

Acquisition of Alexan Southside Place (formerly referred to as Alexan Blaire House) Interests

On January 12, 2015, through BRG Southside, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund II and Fund III, which are affiliates of the Manager, and an affiliate of Trammell Crow Residential, to develop an approximately 269-unit Class A apartment community located in Houston, Texas, to be known as Alexan Southside Place. Alexan Southside Place will be developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC, as tenant under an 85-year ground lease. We have made a capital commitment of $17.3 million to acquire 100% of the preferred equity interests in BRG Southside, LLC all of which has been funded as of September 30, 2015.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alexan Southside Place Construction Financing

On April 7, 2015, the Company, through BR Bellaire BLVD, LLC, an indirect subsidiary, entered into a $31.8 million construction loan with Bank of America, NA which is secured by the leasehold interest in the Alexan Southside Place property. The loan matures on April 7, 2019, and contains a one-year extension option, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on the base rate plus 1.25% or LIBOR plus 2.25%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty year amortization. The loan can be prepaid without penalty.

Acquisition of Whetstone Interests

On May 20, 2015, through BRG Whetstone Durham, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of TriBridge Residential, LLC, to acquire a 204-unit Class A apartment community located in Durham, North Carolina, to be known as Whetstone Apartments. The Company has made a capital commitment of $12.2 million to acquire 100% of the preferred equity interests in BRG Whetstone Durham, LLC all of which has been funded as of September 30, 2015. The acquisition of Whetstone Apartments was partially funded by a bridge loan of approximately $25.2 million secured by the Whetstone Apartment property. The loan matures May 18, 2016 and bears interest on a floating basis based on LIBOR plus 2.0%. The loan can be prepaid without penalty. The Company provided certain standard scope non-recourse carveout guaranties in conjunction with the loan.

Acquisition of Cheshire Bridge Interests

On May 29, 2015, through BRG Cheshire, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of Catalyst Development Partners II, to develop a 285-unit Class A apartment community located in Atlanta, Georgia, to be known as Cheshire Bridge Apartments. The Company has made a capital commitment of $15.6 million to acquire 100% of the preferred equity interests in BRG Cheshire, LLC, all of which has been funded as of September 30, 2015.

Sale of Villas at Oak Crest

The controlling member of the joint venture that owned the Villas at Oak Crest apartment community determined to sell the property. The property was sold in September 2015 and upon closing, the Company received a distribution of its original investment plus accrued return.

Note 7 – Mortgages Payable

The following table summarizes certain information as of September 30, 2015 and December 31, 2014, with respect to the Company’s indebtedness (amounts in thousands):

	Outstanding Principal		As of September 30, 2015
Property	September 30, 2015	December 31, 2014	Interest Rate	Fixed/ Floating	Maturity Date
ARIUM Grandewood	$29,444	$29,444	1.87%	Floating (1)	December 1, 2024
ARIUM Palms	24,999	-	2.42%	Floating (2)	September 1, 2022
Ashton I	31,900	-	4.67%	Fixed	December 1, 2025
Enders Place at Baldwin Park(3)	25,250	25,475	4.30%	Fixed	November 1, 2022
Fox Hill	26,705	-	3.57%	Fixed	April 1, 2022
Lansbrook Village	43,628	42,357	4.40%	Blended (4)	March 31, 2018
MDA Apartments	37,600	37,600	5.35%	Fixed	January 1, 2023
Park & Kingston	15,250	-	3.21%	Fixed	April 1, 2020
Springhouse at Newport News	22,264	22,515	5.66%	Fixed	January 1, 2020
Village Green of Ann Arbor	42,518	43,078	3.92%	Fixed	October 1, 2022
Total	299,558	200,469
Fair value adjustments	1,710	874
Total continuing operations	301,268	201,343
North Park Towers - held for sale	11,500	11,500	5.65%	Fixed	January 6, 2024
Total	$312,768	$212,843

(1) ARIUM Grandewood Senior Loan bears interest at a floating rate of 1.67% plus one month LIBOR. At September 30, 2015, the interest rate was 1.87%.

(2) ARIUM Palms loan bears interest at a floating rate of 2.22% plus one month LIBOR. At September 30, 2015, the interest rate was 2.42%.

(3) The principal includes a $17.3 million loan at a 3.97% interest rate and an $8.0 million supplemental loan at a 5.01% interest rate.

(4) The principal balance includes the initial advance of $42.0 million at a fixed rate of 4.45% and an additional advance of $1.6 million that bears interest at a floating rate of three month LIBOR plus 3.00%, as of September 30, 2015, the additional advance had an interest rate of 3.31%.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lansbrook Village Mortgage Payable

On March 21, 2014, the Company, through an indirect subsidiary (the “Lansbrook Borrower”), entered into a $48 million loan with General Electric Capital Corporation, which is secured by Lansbrook Village. The $48.0 million is comprised of a $42.0 million initial advance and an additional $6.0 million of additional borrowing for the acquisition and improvement of additional units. At September 30, 2015, the Lansbrook Borrower has borrowed $1.6 million of the $6.0 million of additional borrowable funds. The loan matures on March 31, 2018 and bears interest at a fixed rate 4.45% per annum, with interest-only payments due until May 1, 2016 and principal payments beginning thereafter based upon a 30-year amortization schedule. Yield maintenance payments will be required to the extent the loan is prepaid before the third month prior to the maturity date and thereafter the loan may be prepaid without penalty. At the time of repayment, whether prepaid or paid at maturity, a $240,000 exit fee is due to the lender. The loan is nonrecourse to the Company and the Lansbrook Borrower, with recourse carve-outs for certain deeds, acts or failures to act on the part of the Lansbrook Borrower or any of its officers, members, managers or employees.

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

Ashton I Mortgage Payable

On August 19, 2015, the Company, through an indirect subsidiary (the “Ashton I Borrower”), assumed a $31.9 million loan with Sun Life Assurance Company of Canada which is secured by Ashton I. The loan matures on December 1, 2025 and bears interest at a fixed rate of 4.67%, with interest-only payments due through December 1, 2016, and fixed monthly payments based on 30-year amortization thereafter. The loan may be prepaid in full at any time with thirty (30) days' prior written notice to the lender, and the payment of a prepayment premium equal to the greater of (i) 1.0% of the unpaid principal balance or (ii) a yield maintenance amount calculated as set forth in the loan documents. The loan is nonrecourse to the Ashton I Borrower with recourse carve-outs for certain deeds, acts or failures to act on the part of the Ashton I Borrower, or any of its officers, members, managers or employees.

ARIUM Palms Mortgage Payable

On August 20, 2015, the Company, through an indirect subsidiary (the “ARIUM Palms Borrower”), entered into a $25.0 million loan with Jones Long LaSalle Operations, L.L.C., on behalf of Freddie Mac, which is secured by ARIUM Palms. The loan matures on September 1, 2022 and bears interest on a floating basis based on LIBOR plus 2.22%, with interest-only payments due until September 1, 2019 and fixed monthly payments based on 30-year amortization thereafter. The ARIUM Palms Borrower also entered into a three-year interest rate cap agreement with a cap rate of 5.75%. After the first 24 months of the term through the fourth month prior to the end of the term, the loan may be prepaid at any time with at least 30 business days prior notice and the payment of a make whole premium equal to 1% of the principal balance, and thereafter, the loan may be prepaid at any time at par. The loan is nonrecourse to the Company and the ARIUM Palms Borrower with recourse carve-outs for certain deeds, acts or failures to act on the part of the Company and the ARIUM Palms Borrower, or any of its officers, members, managers or employees.

As of September 30, 2015, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year	Total
2015 (October 1-December 31)	$375
2016	2,762
2017	3,532
2018	45,364
2019	3,888
Thereafter	255,137
$311,058
Add: Unamortized fair value debt adjustment	1,710
Total	$312,768

The net book value of real estate assets providing collateral for these above borrowings were $429.7 million and $288.4 million at September 30, 2015 and December 31, 2014, respectively.

Note 8 – Line of Credit

As of January 1, 2014, the outstanding balance on the Company's working capital line of credit provided by Fund II and Fund III, both of which are affiliates of our Manager, was $7.6 million.  On April 2, 2014, the line of credit was paid in full with proceeds from the IPO and extinguished.

Note 9 – Fair Value of Financial Instruments

As of September 30, 2015 and December 31, 2014, the Company believes the carrying value of cash and cash equivalents, accounts receivable, due to and from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities.  As of September 30, 2015 and December 31, 2014, the approximate fair value of mortgages payable were $319.1 million and $215.8 million, respectively, compared to the carrying value of $312.8 million and $212.8 million, respectively, inclusive of the North Park Towers mortgage payable, which is classified as held for sale.  The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs, as defined in ASC Topic 820, “Fair Value Measurement”) for similar types of borrowing arrangements.

Note 10 – Related Party Transactions

In connection with the Company’s investments in the Enders Place at Baldwin Park, Berry Hill and MDA Apartments, it entered into a line of credit agreement with Fund II and Fund III. As of January 1, 2014, the outstanding balance on the Company's working capital line of credit provided by Fund II and Fund III, both of which are affiliates of our Manager, was $7.6 million.  On April 2, 2014, the line of credit was paid in full with proceeds of the IPO and extinguished.

In connection with the Company’s acquisition of an interest in the Villas at Oak Crest, the Company assumed a receivable of $0.3 million from Fund II related to accrued interest on Fund II’s investment in the Villas at Oak Crest prior to the contribution of their interest to the Company, and as of December 31, 2014, the Company had a corresponding payable to Fund II for this amount. The payable to Fund II of $0.3 million was paid off in September 2015 in conjunction with the sale of the Villas at Oak Crest.

In May 2015, the Company invested an additional $6.5 million, plus customary prorations, in equity in Park & Kingston, increasing the Company’s indirect ownership interest in the property from 46.95% to approximately 96.0%. The additional interests were purchased from Fund III, an affiliate of our Manager, based on the original purchase price on a pro rata basis, plus customary prorations.

In May 2015, the Company invested an additional $1.1 million, plus customary prorations, in equity in Fox Hill, increasing the Company’s indirect ownership interest in the property from 85.27% to approximately 94.62%. The additional interests were purchased from Fund III, an affiliate of our Manager, based on the original purchase price on a pro rata basis, plus customary prorations.

As of March 31, 2014, the Company was externally managed by our Former Advisor pursuant to the Advisory Agreement. In connection with the completion of the IPO, the Company terminated the Advisory Agreement with the Former Advisor, and the Company entered into a new management agreement (the “Management Agreement”), with the Manager, on April 2, 2014. The terms and conditions of the Management Agreement, which became effective as of April 2, 2014, and the Advisory Agreement, which was effective for the reported periods prior to April 2, 2014, are described below.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company pays the Manager a base management fee in an amount equal to the sum of: (A) 0.25% of the Company’s stockholders’ existing and contributed equity prior to the IPO and in connection with our contribution transactions, per annum, calculated quarterly based on the Company’s stockholders’ existing and contributed equity for the most recently completed calendar quarter and payable in quarterly installments in arrears, and (B) 1.5% of the equity per annum of the Company’s stockholders who purchase shares of the Company’s Class A common stock, calculated quarterly based on their equity for the most recently completed calendar quarter and payable in quarterly installments in arrears. The base management fee is payable independent of the performance of the Company’s investments. The base management fee expense for the Manager was $0.9 million and $2.1 million for the three and nine months ended September 30, 2015. The Company has amended the Management Agreement to provide that the base management fee can be payable in cash or LTIP Units, at the election of the Board. Base management fees of $0.7 million were expensed during the three months ended June 30, 2015, which were paid through the issuance of 59,077 LTIP Units on August 13, 2015. The number of LTIP Units issued for the base management fee or incentive fee will be based on the fees earned divided by the 5-day trailing average Class A common stock price prior to issuance. Base management fees of $0.9 million were expensed during the three months ended September 30, 2015, which will be paid through the issuance of approximately 74,780 LTIP Units assuming the $11.98 common stock price at September 30, 2015.

The Company also pays the Manager an incentive fee with respect to each calendar quarter in arrears. The incentive fee is equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) the Company’s adjusted funds from operations (“AFFO”), for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in the IPO and in future offerings and transactions, multiplied by the weighted average number of all shares of the Company’s Class A common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of Class A common stock, LTIP Units, and other shares of common stock underlying awards granted under the Incentive Plans and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to the IPO or in the contribution transactions, and (B) 8%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless AFFO is greater than zero for the four most recently completed calendar quarters, or the number of completed calendar quarters since the closing date of the IPO, whichever is less. For purposes of calculating the incentive fee during the first 12 months after completion of the IPO, AFFO will be determined by annualizing the applicable period following completion of the IPO. One half of each quarterly installment of the incentive fee will be payable in LTIP Units, calculated pursuant to the formula above. The remainder of the incentive fee will be payable in cash or in LTIP Units, at the election of the Board, in each case calculated pursuant to the formula above. Incentive fees of $0.15 million were expensed during the three months ended December 31, 2014, which resulted in the issuance of 10,896 LTIP Units on February 18, 2015. Incentive fees to the Manager of $0.9 million were expensed during the three months ended March 31, 2015, which resulted in the issuance of 67,837 LTIP Units on May 14, 2015. No incentive fees to the Manager were earned or expensed during the three months ended June 30, 2015 or September 30, 2015.

Management fee expense of $0.1 million and $0.7 million was recorded as part of general and administrative expenses for the three and nine months ended September 30, 2015 and $1.0 million for the year ended December 31, 2014, respectively, related to the 179,562 LTIP Units granted in connection with the IPO. The expense recognized during 2014 was based on a price of $12.43 per LTIP Unit, which represents the closing share price for the Company’s Class A common stock on December 31, 2014. These LTIP Units vest over a three year period that began in April 2014, and 59,854 LTIP Units vested on April 30, 2015.

On July 2, 2015, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the Company’s external manager, BRG Manager, LLC. The equity grant consisted of 283,390 LTIP Units. The LTIP Units will vest ratably over a three year period that began in July 2015, subject to certain terms and conditions. The LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock. The LTIP Units provide for the payment of distribution equivalents at the same time distributions are paid to holders of the Company’s Class A common stock. LTIP expense of $0.5 million and $0.5 million was recorded as part of general and administrative expenses for the three and nine months ended September 30, 2015, respectively, related to these LTIP Units. The expense recognized during 2015 was based on a price of $11.98 per LTIP Unit, which represents the closing share price for the Company’s Class A common stock on September 30, 2015.

The Company is also required to reimburse the Manager for certain expenses and pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The Manager waived all reimbursements for the three and six months ended June 30, 2015. Reimbursements of $0.1 million were expensed during the three months ended September 30, 2015 and are recorded as part of general and administrative expenses.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Pursuant to the terms of the Advisory Agreement and the Management Agreement, summarized below are the related party amounts payable to our Former Advisor and the Manager, as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015	December 31, 2014
Amounts Payable to the Former Advisor under our Prior and Terminated Advisory Agreement
Asset management and oversight fees	$-	$404
Acquisition fees and disposition fees	-	740
Financing fees	-	36
Total payable to the Former Advisor	-	1,180

Amounts Payable to the Manager under the New Management Agreement
Base management fee	896	310
Incentive fee	-	146
Other	143	7
Total payable to the Manager	1,039	463
Total amounts payable to Former Advisor and Manager	$1,039	$1,643

The Former Advisor was entitled to the payment of certain fees in compensation for advisory and general management services rendered thereunder for periods prior to the Company’s initial public offering on April 2, 2014, and reimbursements for certain costs and expenses incurred in connection with the provision thereof, in an aggregate amount of $1.18 million. Effective on September 4, 2015, the Former Advisor and Manager entered into an Assignment Agreement pursuant to which the Former Advisor assigned its right to payment of the obligation due to the Former Advisor to the Manager. The Manager agreed to receive the payment entirely in LTIP Units of the Operating Partnership. The obligation was paid by the number of LTIP Units equal to (i) the dollar amount of the obligation payable in such LTIP Units (calculated as $1.18 million), divided by (ii) the average of the closing prices of the Company’s Class A Common Stock, $0.01 par value per share, on the NYSE MKT on the five business days prior to the issuance date. The payment was made through the issuance of 108,119 LTIP Units by the Operating Partnership to the Manager on the September 14, 2015. The LTIP Units were fully vested upon issuance, and may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Company, and may then be settled in shares of the Company’s Class A common stock. The Manager will be entitled to receive “distribution equivalents” with respect to the LTIP Units at the same time distributions are paid to the holders of the Company’s Class A common stock.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2015 and December 31, 2014, we had $0.6 million and $0.3 million, respectively, in payables due to related parties other than our Manager and Former Advisor.

As of September 30, 2015 and December 31, 2014, we had $0.9 million and $0.6 million, respectively, in receivables due to us from related parties other than our Manager and Former Advisor.

Bluerock Property Management, LLC

The Company incurred $0.05 million and $0.14 million in property management fees to Bluerock Property Management, LLC, an affiliate of Bluerock, on behalf of the North Park Towers property during the three and nine months ended September 30, 2015.

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

The following table reconciles the components of basic and diluted net (loss) income per common share (amounts in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net (loss) income from continuing operations attributable to common stockholders	$(574)	$(2,261)	2,157	$(7,853)
Dividends on restricted stock expected to vest	(4)	(1)	(12)	(6)
Basic net (loss) income from continuing operations attributable to common stockholders	$(578)	$(2,262)	$2,145	$(7,859)
Basic net (loss) income from discontinued operations attributable to common stockholders	$-	$114	$-	$123

Weighted average common shares outstanding(1)	20,166,384	5,877,417	16,383,736	4,269,378

Potential dilutive shares(2)	—	—	12,302	—
Weighted average common shares outstanding and potential dilutive shares(1)	20,166,384	5,877,417	16,396,038	4,269,378

(Loss) income per common share, basic
Continuing operations	$(0.03)	$(0.38)	$0.13	$(1.84)
Discontinued operations	$-	$0.02	$-	$0.03
	$(0.03)	$(0.36)	$0.13	$(1.81)

(Loss) income per common share, diluted
Continuing operations	$(0.03)	$(0.38)	$0.13	$(1.84)
Discontinued operations	$-	$0.02	$-	$0.03
	$(0.03)	$(0.36)	$0.13	$(1.81)

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	For 2015, amounts relate to shares of the Company’s Class A, B-1, B-2, B-3 common stock and LTIP Units outstanding. For 2014, amounts relate to shares of Class A, B-1, B-2 and B-3 common stock, common shares and LTIP Units outstanding.
(2)	Excludes 15,272 shares of common stock, for the three months ended September 30, 2015 and 4,794 and 5,726 shares of common stock, for the three and nine months ended September 30, 2014, related to non-vested restricted stock, as the effect would be anti-dilutive.

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

On March 23, 2015, 353,630 shares of Class B-1 common stock converted into Class A common stock in accordance with the above, and no Class B-1 common stock remains outstanding. On September 19, 2015, 353,630 shares of Class B-2 common stock converted into Class A common stock in accordance with the above, and no Class B-2 common stock remains outstanding.

Follow-On Equity Offerings

On January 20, 2015, the Company closed its January 2015 Follow-On Offering of 4,600,000 shares of its Class A common stock, par value $0.01 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-200359) filed with the SEC on November 19, 2014 and declared effective on December 19, 2014. The public offering price of $12.50 per share was announced on January 14, 2015. Net proceeds of the January 2015 Follow-On Offering were approximately $53.7 million after deducting underwriting discounts and commissions and estimated offering expenses.

On May 22, 2015, the Company completed an underwritten shelf takedown offering (the “May 2015 Follow-On Offering”) of 6,348,000 shares of Class A common stock, par value $0.01 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-200359) filed with the SEC on November 19, 2014 and declared effective on December 19, 2014. The public offering price of $13.00 per share was announced on May 19, 2015. Net proceeds of the May 2015 Follow-On Offering were approximately $77.6 million after deducting underwriting discounts and commissions and offering costs.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the completion of the IPO, the Company owned, directly and indirectly, 100% of the limited partnership units in the Operating Partnership. Effective as of the completion of the IPO, limited partners other than the Company owned approximately 9.87% of the Operating Partnership (282,759 OP Units, or 4.59%, were held by OP Unit holders, and 325,578 LTIP Units, or 5.28%, were held by LTIP Unit holders.) As of September 30, 2015, limited partners other than the Company owned approximately 5.50% of the Operating Partnership (282,759 OP Units, or 1.40%, is held by OP Unit holders, and 854,897 LTIP Units, or 4.10%, is held by LTIP Unit holders.)

The Partnership Agreement, as amended, provides, among other things, that the Operating Partnership initially has two classes of limited partnership interests, which are units of limited partnership interest (“OP Units”), and the Operating Partnership’s long-term incentive plan units (“LTIP Units”). In calculating the percentage interests of the partners in the Operating Partnership, LTIP Units are treated as OP Units. In general, LTIP Units will receive the same per-unit distributions as the OP Units. Initially, each LTIP Unit will have a capital account balance of zero and, therefore, will not have full parity with OP Units with respect to any liquidating distributions. However, the Partnership Agreement Amendment provides that “book gain,” or economic appreciation, in the Company’s assets realized by the Operating Partnership as a result of the actual sale of all or substantially all of the Operating Partnership’s assets, or the revaluation of the Operating Partnership’s assets as provided by applicable U.S. Department of Treasury regulations, will be allocated first to the holders of LTIP Units until their capital account per unit is equal to the average capital account per-unit of the Company’s OP Unit holders in the Operating Partnership. We expect that the Operating Partnership will issue OP Units to limited partners, and the Company, in exchange for capital contributions of cash or property, and will issue LTIP Units pursuant to the Company’s 2014 Equity Incentive Plan for Individuals and 2014 Equity Incentive Plan for Entities (collectively, the “Incentive Plans”), to persons who provide services to the Company, including the Company’s officers, directors and employees.

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

A summary of the status of the Company’s non-vested shares as of September 30, 2015 is as follows (amounts in thousands, except share amounts):

Non-Vested shares	Shares (1)	Weighted average grant-date fair value (1)
Balance at January 1, 2015	3,956	$90
Granted	15,000	197
Vested	(4,480)	(78)
Forfeited	—	—
Balance at September 30, 2015	14,476	$209

(1) The number of shares and per share amounts for the prior period have been retroactively restated to reflect the two reverse stock splits of the Class B common stock discussed above.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2015, there was $0.17 million of total unrecognized compensation cost related to unvested restricted stocks granted under the independent director compensation plan. The original cost is expected to be recognized over a period of 2.4 years.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Equity Incentive Plans - LTIP Grants

On July 2, 2015, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the Company’s external manager, BRG Manager, LLC. The equity grant consisted of 283,390 LTIP Units. The LTIP Units will vest ratably over a three year period that began in July 2015, subject to certain terms and conditions. The LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock. The LTIP Units provide for the payment of distribution equivalents at the same time distributions are paid to holders of the Company’s Class A common stock. LTIP expense of $0.5 million and $0.5 million was recorded as part of general and administrative expenses for the three and nine months ended September 30, 2015, respectively, related to these LTIP Units. The expense recognized during 2015 was based on a price of $11.98 per LTIP Unit, which represents the closing share price for the Company’s Class A common stock on September 30, 2015.

LTIP Unit activity

A summary of the activity in the Company’s LTIP Units as of September 30, 2015 is as follows:

LTIP Units	Date of Issuance	Number of LTIP Units
Balance at January 1, 2015		325,578
Fourth quarter 2014 Incentive Fee	2/18/2015	10,896
First quarter 2015 Incentive Fee	5/14/2015	67,837
Equity Incentive Plan Manager Incentive Grant	7/2/2015	283,390
Second quarter 2015 Base Management Fee	8/13/2015	59,077
Former Advisor Obligation	9/14/2015	108,119
Balance at September 30, 2015		854,897

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 10, 2015, the Board declared monthly dividends for the third quarter of 2015 equal to a quarterly rate of $0.29 per share on both the Company’s Class A common stock and Class B common stock, payable monthly to the stockholders of record as of July 25, 2015, August 25, 2015 and September 25, 2015, which was paid in cash on August 5, 2015, September 4, 2015 and October 5, 2015, respectively.

The declared dividends equal a monthly dividend on the Class A common stock and Class B common stock as follows: $0.096667 per share for the dividend paid to stockholders of record as of July 25, 2015, and as of August 25, 2015, and $0.096666 per share for the dividend paid to stockholders of record as of September 25, 2015.

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

Distributions declared and paid for the three and nine months ended September 30, 2015 were as follows (amounts in thousands):

	Distributions
2015	Declared	Paid
First Quarter
Class A Common Stock	$3,554	$3,073
Class B-1 Common Stock	68	103
Class B-2 Common Stock	103	103
Class B-3 Common Stock	103	103
OP Units	82	82
LTIP Units	96	96
Total first quarter 2015	$4,006	$3,560
Second Quarter
Class A Common Stock	$4,852	$4,236
Class B-2 Common Stock	103	103
Class B-3 Common Stock	103	103
OP Units	82	82
LTIP Units	110	104
Total second quarter 2015	$5,250	$4,628
Third Quarter
Class A Common Stock	$5,500	$5,465
Class B-2 Common Stock	68	103
Class B-3 Common Stock	103	103
OP Units	82	82
LTIP Units	221	178
Total third quarter 2015	$5,974	$5,931
Total nine months ended September 30, 2015	$15,230	$14,119

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 – Subsequent Events

Declaration of Dividends

On October 7, 2015, the Board declared monthly dividends for the fourth quarter of 2015 equal to a quarterly rate of $0.29 per share on the Company’s Class A common stock and $0.29 per share on the Company’s Class B common stock, payable monthly to the stockholders of record as of October 25, 2015, November 25, 2015 and December 25, 2015, which will be paid in cash on November 5, 2015, December 5, 2015 and January 5, 2016, respectively. Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

The declared dividends equal a monthly dividend on the Class A common stock and the Class B common stock as follows: $0.096666 per share for the dividend paid to stockholders of record as of October 25, 2015, $0.096667 per share for the dividend paid to stockholders of record as of November 25, 2015, and $0.096667 per share for the dividend paid to stockholders of record as of December 25, 2015. A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate.

Distributions Paid

The following distributions were paid to the Company's holders of Class A, Class B-3 common stock as well as holders of OP and LTIP Units subsequent to September 30, 2015 (amounts in thousands):

Shares	Declaration Date	Record Date	Date Paid	Distributions per Share	Total Distribution
Class A Common Stock	July 10, 2015	September 25, 2015	October 5, 2015	$0.096666	$1,856
Class B-3 Common Stock	July 10, 2015	September 25, 2015	October 5, 2015	$0.096666	$34
OP Units	July 10, 2015	September 25, 2015	October 5, 2015	$0.096666	$27
LTIP Units	July 10, 2015	September 25, 2015	October 5, 2015	$0.096666	$83

Class A Common Stock	October 7, 2015	October 25, 2015	November 5, 2015	$0.096666	$1,856
Class B-3 Common Stock	October 7, 2015	October 25, 2015	November 5, 2015	$0.096666	$34
OP Units	October 7, 2015	October 25, 2015	November 5, 2015	$0.096666	$27
LTIP Units	October 7, 2015	October 25, 2015	November 5, 2015	$0.096666	$83
Total					$4,000

October 2015 8.250% Series A Cumulative Redeemable Preferred Stock Offering

On October 21, 2015, the Company closed its October 2015 underwritten offering of 2,875,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters (the “October 2015 Preferred Stock Offering”). The shares were registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-200359) filed with the SEC on November 19, 2014 and declared effective on December 19, 2014. The public offering price of $25.00 per share was announced on October 16, 2015. Net proceeds of the October 2015 Preferred Stock Offering were approximately $69.2 million after deducting underwriting discounts and commissions and estimated offering costs.

Sale of North Park Towers

On October 16, 2015, the Company closed on the sale of the North Park Towers property, located in Southfield, Michigan. The 100% owned property was sold for approximately $18.2 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for payment of the existing mortgage indebtedness encumbering the North Park Towers property in the amount of $11.5 million and payment of closing costs and fees, the sale of the property generated net proceeds for the Company of approximately $6.6 million.

Acquisition of Phillips Creek and Sovereign Apartments

On October 29, 2015, the Company, through subsidiaries of its Operating Partnership, completed investments of approximately $17.7 million and approximately $15.2 million in a multi-tiered joint venture along with an affiliate of Carroll Organization, to acquire (i) a 352-unit Class A apartment community located in Frisco, Texas known as the Sorrel Phillips Creek Ranch Apartments (the “Phillips Creek Property”) and (ii) a 322-unit Class A apartment community located in Fort Worth, Texas known as The Sovereign Apartments (the “Sovereign Property”), respectively. The Company’s indirect ownership interest in the joint venture that owns the Phillips Creek Property and the Sovereign Property is 95.0%.

The Phillips Creek Property’s purchase price of approximately $55.3 million was funded, in part, with a $38.7 million senior mortgage loan secured by the Phillips Creek Property and improvements (the “Phillips Creek Loan”). The Phillips Creek Loan matures May 1, 2023, bears interest on a floating basis based on LIBOR plus 2.29%, and requires interest only payments for the first 48 months. The Phillips Creek Loan can be prepaid after the first 18 months with a 1% make whole premium through and including January 31, 2023, and thereafter at par. The Company provided certain standard scope non-recourse carveout guaranties in conjunction with the Phillips Creek Loan.

The Sovereign Property’s purchase price of approximately $44.4 million was funded, in part, with a $28.9 million senior mortgage loan secured by the Sovereign Property and improvements (the “Sovereign Loan”). The Sovereign Loan matures November 10, 2022 and bears interest at a fixed rate of 3.46%. The Sovereign Loan can be prepaid at any time, subject to certain prepayment fees. The Company provided certain standard non-recourse carveout guaranties in conjunction with the Sovereign Loan.

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

As of September 30, 2015, our portfolio consisted of interests in sixteen properties (thirteen operating properties and three development properties). The sixteen properties contain an aggregate of 4,991 units, comprised of 4,097 operating units and 894 units under development. As of September 30, 2015, these properties, exclusive of our development properties, and Whetstone and EOS, the lease-up properties, were approximately 95% occupied.

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

On January 20, 2015, we completed an underwritten shelf takedown offering (the “January 2015 Follow-On Offering”) of 4,600,000 shares of Class A common stock, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters, on January 20, 2015. The shares were registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-200359) filed with the SEC on November 19, 2014 and declared effective on December 19, 2014. Net proceeds of the January 2015 Follow-On Offering were approximately $53.7 million after deducting underwriting discounts and commissions and offering costs.

On May 22, 2015, we completed an underwritten shelf takedown offering (the “May 2015 Follow-On Offering”) of 6,348,000 shares of Class A common stock, par value $0.01 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-200359) filed with the SEC on November 19, 2014 and declared effective on December 19, 2014. The public offering price of $13.00 per share was announced on May 19, 2015. Net proceeds of the May 2015 Follow-On Offering were approximately $77.6 million after deducting underwriting discounts and commissions and offering costs.

Our total stockholders’ equity increased $122.3 million from $92.4 million as of December 31, 2014 to $214.7 million as of September 30, 2015. The increase in our total stockholders’ equity is primarily attributable to the January 2015 Follow-On Offering and the May 2015 Follow-On Offering, which increased our stockholders’ equity by approximately $131.3 million, our net income of $2.2 million, and was partially offset by dividends declared of $15.0 million, during the nine months ended September 30, 2015.

October 2015 Preferred Stock Offering

Subsequent to quarter end, on October 21, 2015, the Company completed an underwritten shelf takedown offering of 2,875,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters (the “October 2015 Preferred Stock Offering”). The shares were registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-200359) filed with the SEC on November 19, 2014 and declared effective on December 19, 2014. The public offering price of $25.00 per share was announced on October 16, 2015. Net proceeds of the October 2015 Preferred Stock Offering were approximately $69.2 million after deducting underwriting discounts and commissions and estimated offering costs.

Other Significant Developments

During the nine months ended September 30, 2015, we made three convertible preferred investments, acquired four stabilized properties, and disposed of two joint venture equity interests as discussed below. Further, subsequent to quarter end, we disposed of an additional joint venture equity interest and made an additional joint venture equity investment, each as discussed below.

Acquisition of Alexan Southside Place (formerly referred to as Alexan Blaire House) Interests

On January 12, 2015, through a wholly-owned subsidiary of its Operating Partnership, BRG Southside, LLC, we made a convertible preferred equity investment in a multi-tiered joint venture, along with Bluerock Special Opportunity + Income Fund II, LLC (“Fund II”) and Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”), which are affiliates of the Company’s Manager, and an affiliate of Trammell Crow Residential, to develop an approximately 269-unit Class A, apartment community located in Houston, Texas, to be known as Alexan Southside Place. Alexan Southside Place will be developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC, as tenant under an 85-year ground lease. We have made a capital commitment of $17.3 million to acquire 100% of the preferred equity interests in BRG Southside, LLC, all of which has been funded as of September 30, 2015. Our preferred membership interest earns and shall be paid on a current basis a preferred return at the annual rate of 15% times our outstanding amount of our capital contribution. We have the right to convert our preferred membership interest into a majority common membership interest upon stabilization.

On April 7, 2015, we, through BR Bellaire BLVD, LLC, entered into a $31.8 million construction loan with Bank of America, NA which is secured by the leasehold interest in the Alexan Southside Place property. The loan matures on April 7, 2019, and contains a one-year extension option, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on the base rate plus 1.25% or LIBOR plus 2.25%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty year amortization. The loan can be prepaid without penalty.

Acquisition of Interest in Park & Kingston

On March 16, 2015, we, through a wholly-owned subsidiary of its Operating Partnership, completed an investment in a multi-tiered joint venture, along with Fund III, to acquire 153 newly-constructed units (the “Phase I Units”) in a Class AA apartment community in Charlotte, North Carolina known as the Park & Kingston Apartments (“Park & Kingston”). Our indirect ownership interest in Park & Kingston was 46.95%. The purchase price for the Phase I Units of $27.87 million was funded, in part, with a $15.25 million senior mortgage loan secured by the Park & Kingston property and improvements.

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

In May 2015, we invested an additional $6.5 million, plus customary prorations, in equity in Park & Kingston, increasing our indirect ownership interest in the property from 46.95% to approximately 96.0%. The additional interests were purchased from Fund III based on the original purchase price on a pro rata basis, plus customary prorations.

Acquisition of Interest in Fox Hill

On March 26, 2015, we, through subsidiaries of its Operating Partnership, completed an investment in a multi-tiered joint venture, along with Fund III and three unaffiliated investors (collectively, the “Third Parties”), to acquire a 288-unit apartment community located in Austin, Texas (“Fox Hill”). Our indirect ownership in Fox Hill was 85.27%. The purchase price of $38.15 million was funded, in part, with a $26.71 million senior mortgage loan is secured by the Fox Hill Property and improvements.

In May 2015, we invested an additional $1.1 million, plus customary prorations, in equity in Fox Hill, increasing our indirect ownership interest in the property from 85.27% to approximately 94.62%. The additional interests were purchased from Fund III based on the original purchase price on a pro rata basis, plus customary prorations.

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

Acquisition of Whetstone Interests

On May 20, 2015, through BRG Whetstone Durham, LLC, a wholly-owned subsidiary of its Operating Partnership, we made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of TriBridge Residential, LLC, to develop a 204-unit Class A apartment community located in Durham, North Carolina, to be known as Whetstone Apartments. We have made a capital commitment of $12.2 million to acquire 100% of the preferred equity interests in BRG Whetstone Durham, LLC, all of which has been funded as of September 30, 2015. The acquisition of Whetstone Apartments was partially funded by a bridge loan of approximately $25.2 million secured by the Whetstone Apartment property. The loan matures May 18, 2016 and bears interest on a floating basis based on LIBOR plus 2.0%. The loan can be prepaid without penalty. We provided certain standard scope non-recourse carveout guaranties in conjunction with the loan.

Acquisition of Cheshire Bridge Interests

On May 29, 2015, through BRG Cheshire, LLC, a wholly-owned subsidiary of its Operating Partnership, we made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of Catalyst Development Partners II, to develop a 285-unit Class A apartment community located in Atlanta, Georgia, to be known as Cheshire Bridge Apartments. We have made a capital commitment of $15.6 million to acquire 100% of the preferred equity interests in BRG Cheshire, LLC, all of which has been funded as of September 30, 2015.

Acquisition of Interest in Ashton I

On August 19, 2015, we, through subsidiaries of its Operating Partnership, completed an investment of $13.5 million to acquire a 100% fee simple interest in a 322-unit apartment community located in Charlotte, North Carolina known as the Ashton Reserve at Northlake Phase I (“Ashton I”). The purchase price of $44.75 million was funded, in part, with the assumption of a $31.9 million senior mortgage loan secured by the Ashton I Property and improvements.

In addition, we, through a subsidiary of the Operating Partnership, expect to subsequently acquire an additional 151-unit apartment community currently under construction on land immediately adjacent to Ashton I, to be known as Ashton Reserve at Northlake Phase II, or Ashton II. On August 19, 2015, we entered into an assignment and assumption of purchase and sale agreement with an unaffiliated third-party, pursuant to which it assumed the obligations under the purchase agreement to acquire Ashton II following completion of construction and stabilization thereof. We expect to close on the acquisition of Ashton II for a purchase price of approximately $20.6 million, subject to customary adjustments and prorations, and subject to final adjustment and pricing based on the then existing financial condition of Ashton II based on a closing rent roll.

Acquisition of ARIUM Palms at World Gateway, formerly known as Century Palms at World Gateway

On August 20, 2015, we, through subsidiaries of its Operating Partnership, completed an investment of $13.0 million in a multi-tiered joint venture along with an unaffiliated investor, to acquire a 252-unit apartment community located in Orlando, Florida known as the ARIUM Palms at World Gateway Apartments (“ARIUM Palms”). Our indirect ownership in ARIUM Palms was 95.0%. The purchase price of $37.0 million was funded, in part, with a $25.0 million senior mortgage loan secured by the ARIUM Palms Property and improvements.

Sale of Villas at Oak Crest

The controlling member of the joint venture that owned the Villas at Oak Crest apartment community determined to sell the property. The property was sold in September 2015 and upon closing, the Company received a distribution of its original investment plus accrued return.

Held for Sale – North Park Towers

Subsequent to quarter end, on October 16, 2015, the Company closed on the sale of the North Park Towers property, located in Southfield, Michigan. The 100% owned property was sold for approximately $18.2 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for payment of the existing mortgage indebtedness encumbering the North Park Towers property in the amount of $11.5 million and payment of closing costs and fees, the sale of the property generated net proceeds for the Company of approximately $6.6 million.

Acquisition of Phillips Creek and Sovereign Apartments

Subsequent to quarter end, on October 29, 2015, the Company, through subsidiaries of its Operating Partnership, completed investments of approximately $17.7 million and approximately $15.2 million in a multi-tiered joint venture along with an affiliate of Carroll Organization, to acquire (i) a 352-unit Class A apartment community located in Frisco, Texas known as the Sorrel Phillips Creek Ranch Apartments (the “Phillips Creek Property”) and (ii) a 322-unit Class A apartment community located in Fort Worth, Texas known as The Sovereign Apartments (the “Sovereign Property”), respectively. The Company’s indirect ownership in the joint venture that owns the Phillips Creek Property and the Sovereign Property is 95.0%. The Phillip Creek Property’s approximate purchase price of $55.3 million was funded, in part, with a $38.7 million senior mortgage loan secured by the Phillip Creek Property and improvements. The Sovereign Property’s approximate purchase price of $44.4 million was funded, in part, with a $28.9 million senior mortgage loan secured by the Sovereign Property and improvements.

Results of Operations

The following is a summary of our stabilized operating real estate investments as of September 30, 2015:

Multifamily Community	Date Acquired	Number of Units	Our Ownership Interest in Property Owner	Occupancy %
Springhouse at Newport News	12/3/2009	432	75.0%	95%
Enders Place at Baldwin Park(1)	10/2/2012	220	89.5%	97%
MDA Apartments	12/17/2012	190	35.3%	96%
Village Green of Ann Arbor	4/2/2014	520	48.6%	95%
North Park Towers	4/3/2014	313	100.0%	95%
Lansbrook Village(2)	5/23/2014	601	76.8%	93%
ARIUM Grandewood	11/4/2014	306	95.0%	96%
Park & Kingston	3/16/2015	153	96.0%	98%
Fox Hill	3/26/2015	288	94.6%	99%
Ashton I	8/19/2015	322	100.0%	91%
ARIUM Palms	8/20/2015	252	95.0%	92%
Total		3,597		95%

(1) Includes an additional 22 units acquired during the second quarter of 2014.

(2) Includes an additional 28 units acquired since the original acquisition in May 2014 of which 13 units were acquired in the nine months ended September 30, 2015.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenue

Net rental income increased $1.8 million, or 20%, to $11.0 million for the three months ended September 30, 2015 as compared to $9.2 million for the same prior year period. This increase was primarily due to the acquisition of various interests in five properties subsequent to September 30, 2014, ARIUM Grandewood, Park & Kingston, Fox Hill, Ashton I and ARIUM Palms, offset by the sale of Berry Hill.

Other property revenue increased $0.1 million, or 25%, to $0.5 million for the three months ended September 30, 2015 as compared to $0.4 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above.

Expenses

Property operating expenses increased $0.6 million, or 15%, to $4.7 million for the three months ended September 30, 2015 as compared to $4.1 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above. Property NOI margins improved to 59.4% of total revenues for the three months ended September 30, 2015 from 57.4% in the prior year quarter. Property NOI margins are computed as total revenues less property operating expenses, divided by total revenues.

 General and administrative expenses amounted to $1.2 million for the three months ended September 30, 2015 as compared to $0.8 million for the same prior year period. Excluding non-cash amortization of LTIP Units and restricted stock expense of $0.6 million and $0.3 million for the three months ended September 30, 2015 and 2014, respectively, general and administrative expenses were $0.6 million, or 5.2% of revenues for the three months ended September 30, 2015 as compared to $0.4 million, or 4.6% of revenues, for the same prior year period.

Management fees increased to $0.9 million for the three months ended September 30, 2015 as compared to $0.2 million for the same prior year period. This was primarily due to an increase in equity as a result of the October 2014 Follow-On Offering, the January 2015 Follow-On Offering and the May 2015 Follow-On Offering. Base management fees of $0.9 million for the quarter ended September 30, 2015 will be paid in LTIP Units in lieu of cash.

Acquisition costs increased to $0.7 million for the three months ended September 30, 2015 as compared to $0.4 million for the same prior year period. This increase was primarily due to the acquisition of the Ashton I and ARIUM Palms apartment communities during the three months ended September 30, 2015 as compared to the acquisition of two preferred equity investments during the third quarter of 2014.

Depreciation and amortization expenses was $4.0 million for the three months ended September 30, 2015 as compared to $4.8 million for the same prior year period.

Other Income and Expense

Other income and expenses amounted to an expense of $0.6 million for the three months ended September 30, 2015 as compared to other expense of $2.1 million same prior year period. This was primarily due to an increase of $2.0 million in income from unconsolidated joint venture interests due to an additional four investments, partially offset by an increase in interest expense, net, of $0.4 million, as the result of the increase in mortgages payable resulting from the acquisition of interests in the properties mentioned above.

Income from Discontinued Operations

Loss from discontinued operations was $0.1 million for the three months ended September 30, 2014. There was no income from discontinued operations in 2015. The 2014 amount related to the discontinued operations of our Creekside property, which was sold on March 28, 2014.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenue

Net rental income increased $9.8 million, or 49%, to $29.6 million for the nine months ended September 30, 2015 as compared to $19.8 million for the same prior year period. This increase was primarily due to the acquisition of various interests in four properties during 2014, Village Green of Ann Arbor, North Park Towers, Lansbrook Village and ARIUM Grandewood, and four properties during 2015, Park & Kingston, Fox Hill, Ashton I and ARIUM Palms, offset by the sale of Berry Hill.

Other property revenue increased $0.7 million, or 87%, to $1.5 million for the nine months ended September 30, 2015 as compared to $0.8 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above.

Expenses

Property operating expenses increased $3.9 million, or 43%, to $12.9 million for the nine months ended September 30, 2015 as compared to $9.0 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above. Property NOI margins improved to 58.4% of total revenues for the nine months ended September 30, 2015 from 56.2% in the prior year period.

 General and administrative expenses amounted to $2.9 million for the nine months ended September 30, 2015 as compared to $2.0 million for the same prior year period. Excluding non-cash amortization of LTIP Units and restricted stock expense of $1.3 million and $0.7 million for the nine months ended September 30, 2015 and 2014, respectively, general and administrative expenses were $1.6 million, or 5.1% of revenues for the nine months ended September 30, 2015 as compared to $1.3 million, or 6.5% of revenues, for the same prior year period.

Management fees increased to $3.1 million for the nine months ended September 30, 2015 as compared to $0.5 million for the same prior year period. This was primarily due to an increase in equity as a result of our IPO on April 2, 2014, the October 2014 Follow-On Offering, the January 2015 Follow-On Offering and the May 2015 Follow-On Offering. Base management fees of $1.6 million for the nine months ended September 30, 2015 are paid in LTIP Units in lieu of cash.

Acquisition costs decreased to $1.4 million for the nine months ended September 30, 2015 as compared to $3.5 million for the same prior year period. This decrease was due primarily to the acquisition of numerous properties during the second quarter of 2014 in conjunction with the IPO as compared to the acquisitions during the nine months ended September 30, 2015.

Depreciation and amortization expenses increased to $10.5 million for the nine months ended September 30, 2015 as compared to $9.6 million for the same prior year period. This increase was primarily due to additional depreciation expense related to the acquisition of interests in the properties noted above.

Other Income and Expense

Other income and expenses amounted to income of $7.8 million for the nine months ended September 30, 2015 as compared to an expense of $5.1 million same prior year period. This was primarily due to a gain on the sale of an unconsolidated joint venture interest of $11.3 million in 2015 related to Berry Hill, an increase of $3.9 million in income from unconsolidated joint venture interests due to an additional four investments, partially offset by an increase in interest expense, net, of $2.2 million, as the result of the increase in mortgages payable resulting from the acquisition of interests in the properties mentioned above.

Income from Discontinued Operations

Income from discontinued operations was $0.1 million for the nine months ended September 30, 2014. There was no income from discontinued operations in 2015. The 2014 amount related to the discontinued operations of our Creekside property, which was sold on March 28, 2014.

Property Operations

We define “same store” properties as those that we owned and operated for the entirety of both periods being compared, except for properties that are in the construction or lease-up phases, or properties that are undergoing development or significant redevelopment. We move properties previously excluded from our same store portfolio for these reasons into the same store designation once they have stabilized or the development or redevelopment is complete and such status has been reflected fully in all quarters during the applicable periods of comparison. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property stabilized upon attainment of 90% physical occupancy, subject to loss-to-lease, bad debt and rent concessions.  For comparison of our three months ended September 30, 2015 and 2014, the same store properties included properties owned at July 1, 2014, excluding the Berry Hill property, which was under construction. Our same store properties for the three months ended September 30, 2015 and 2014 were Springhouse at Newport News, Enders Place at Baldwin Park, Village Green of Ann Arbor, North Park Towers, MDA and Lansbrook Village. Our non-same store properties for the same period were The Estates at Perimeter/Augusta, The Reserve at Creekside Village, 23Hundred@Berry Hill, ARIUM Grandewood, Park & Kingston, Fox Hill, Ashton I and ARIUM Palms. Our same store properties for the nine months ended September 30, 2015 and 2014 were Springhouse at Newport News, Enders Place at Baldwin Park and MDA Apartments.  Our non-same store properties for the same period were The Estates at Perimeter/Augusta, The Reserve at Creekside Village, 23Hundred@Berry Hill, Grove, Village Green of Ann Arbor, North Park Towers, Lansbrook Village, ARIUM Grandewood, Park & Kingston, Fox Hill, Ashton I and ARIUM Palms.

The Estates at Perimeter/Augusta was accounted for under the equity method and Creekside was accounted for as discontinued operations during the three months ended September 30, 2014. For the three months ended September 30, 2014, the components of non-same store property revenues, property expenses and net operating income represented by these properties were $0.7 million, $0.2 million and $0.5 million, respectively. There were no operating properties accounted for under the equity method during the three months ended September 30, 2015.

The Estates at Perimeter/Augusta was accounted for under the equity method and Creekside were accounted for as discontinued operations during the nine months ended September 30, 2014. For the nine months ended September 30, 2014, the components of non-same store property revenues, property expenses and net operating income represented by these properties were $2.5 million, $1.0 million, and $1.5 million, respectively. The Estates at Perimeter/Augusta, Berry Hill, and Grove were accounted for under the equity method during the nine months September 30, 2015, but are reflected in our table of net operating income as if they were consolidated. For the nine months ended September 30, 2015, the components of non-same store property revenues, property expenses and net operating income represented by these properties were $0.2 million, $0.05 million and $0.1 million, respectively.

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

The following table presents the same store and non-same store results from operations for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Change
	2015	2014	$	%
Property Revenues
Same Store	$8,174	$7,704	$470	6.1%
Non-Same Store	3,386	2,552	834	32.7%
Total property revenues	11,560	10,256	1,304	12.7%

Property Expenses
Same Store	3,423	3,333	90	2.7%
Non-Same Store	1,304	968	336	34.7%
Total property expenses	4,727	4,301	426	9.9%

Same Store NOI	4,751	4,371	380	8.7%
Non-Same Store NOI	2,082	1,584	498	31.4%
Total NOI(1)	$6,833	$5,955	$878	14.7%

	Nine Months Ended September 30,		Change
	2015	2014	$	%
Property Revenues
Same Store	$9,771	$9,206	$565	6.1%
Non-Same Store	21,444	13,841	7,603	54.9%
Total property revenues	31,215	23,047	8,168	35.4%

Property Expenses
Same Store	3,810	3,731	79	2.1%
Non-Same Store	9,123	6,265	2,858	45.6%
Total property expenses	12,933	9,996	2,937	29.4%

Same Store NOI	5,961	5,475	486	8.9%
Non-Same Store NOI	12,321	7,576	4,745	62.6%
Total NOI(1)	$18,282	$13,051	$5,231	40.1%

(1) See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Same store NOI for the three months ended September 30, 2015 increased by 8.7% to $4.8 million from $4.4 million for the 2014 period. There was a 6.1% increase in same store property revenues as compared to the 2014 period, primarily attributable to a 4.9% increase in average rental rates and 20 additional units at our Lansbrook Village property; average occupancy remained flat at approximately 95.3%. Same store expenses increased 2.7% as a result of higher taxes driven by rising assessed property values from municipalities.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during 2014 and 2015. The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Same store NOI for the nine months ended September 30, 2015 increased by 8.9% to $6.0 million from $5.5 million for the 2014 period. There was a 6.1% increase in same store property revenues as compared to the 2014 period, primarily attributable to a 3.4% increase in average rental rates, the acquisition of 22 additional units at our Enders property, and a 120 basis point increase in average occupancy. Same store expenses increased 2.1% compared to prior year period primarily as a result of higher in taxes driven by rising assessed property values from municipalities, offset by a decrease in HOA expenses at our Enders property.

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

However, NOI should only be used as an alternative measure of our financial performance. The following table reflects same store and non-same store contributions to consolidated NOI, together with a reconciliation of NOI to net (loss) income, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net operating income
Same store	$4,751	$4,371	$5,961	$5,475
Non-same store	2,082	1,584	12,321	7,576
Total net operating income	6,833	5,955	18,282	13,051
Less:
Interest expense	2,942	2,583	7,980	6,062
Total property income	3,891	3,372	10,302	6,989
Less:
Noncontrolling interest pro-rata share of property income	752	1,638	2,673	3,650
Other (income) loss related to JV/MM entities	14	17	66	56
Pro-rata share of properties’ income	3,125	1,717	7,563	3,283
Less pro-rata share of:
Depreciation and amortization	3,082	2,872	7,641	5,494
Amortization of non-cash interest expense	148	81	243	150
Line of credit interest, net	—	—	—	191
Management fees	890	219	3,011	536
Acquisition and disposition costs	682	318	1,367	3,657
Corporate operating expenses	1,245	769	2,886	2,000
Add pro-rata share of:
Other income	23	31	91	103
Equity in operating earnings of unconsolidated joint ventures	2,327	364	4,331	464
Gain on sale of joint venture interest, net of fees	(2)	—	5,320	448
Net (loss) income attributable to common stockholders	$(574)	$(2,147)	$2,157	$(7,730)

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

We believe the properties underlying the Company’s real estate investments are performing well and had a portfolio-wide debt service coverage ratio of 2.03x and occupancy of 95% at September 30, 2015. Prior to our IPO, our cash resources had been inadequate to meet our primary liquidity needs as our corporate operating expenses exceeded the cash flow received from our investments in real estate joint ventures. The primary reason for our previous negative operating cash flow had been the size of our portfolio relative to the general and administrative expenses required to operate as a public company. These costs included accounting and related fees to our independent auditors, legal fees, costs of being an SEC reporting company, director compensation and director and officer insurance premiums.

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

On May 22, 2015, the Company completed an underwritten shelf takedown offering (the “May 2015 Follow-On Offering”) of 6,348,000 shares of Class A common stock, par value $0.01 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-200359) filed with the SEC on November 19, 2014 and declared effective on December 19, 2014. The public offering price of $13.00 per share was announced on May 19, 2015. Net proceeds of the May 2015 Follow-On Offering were approximately $77.6 million after deducting underwriting discounts and commissions and offering costs.

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

Subsequent to quarter end, on October 21, 2015, the Company completed an underwritten shelf takedown offering of 2,875,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters (the “October 2015 Preferred Stock Offering”). The shares were registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-200359) filed with the SEC on November 19, 2014 and declared effective on December 19, 2014. The public offering price of $25.00 per share was announced on October 16, 2015. Net proceeds of the October 2015 Preferred Stock Offering were approximately $69.2 million after deducting underwriting discounts and commissions and estimated offering costs.

In general, we believe our cash flows from operations, available cash balances, the use of equity offerings, including the October 2015 Preferred Stock Offering, and other financing arrangements will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. We expect that the additional properties added to our portfolio in the contribution transactions at the initial closing of the IPO, together with borrowings we or our subsidiaries may obtain and the investments and acquisitions we have made with the proceeds from the IPO and have made and expect to make as a result of the completion of the Follow-On Offerings and the October 2015 Preferred Stock Offering, will have a significant positive impact on our future results of operations. In general, we expect that our income and expenses related to our portfolio will increase in future periods as a result of anticipated future investments in and acquisitions of real estate, including our investments in development projects.

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

In prior quarters, including the three and six months ended June 30, 2015, our Former Advisor deferred payment by us as needed of asset management fees, acquisition fees and organizational and offering costs incurred by us. Effective on September 4, 2015, the Former Advisor and Manager entered into an Assignment Agreement pursuant to which the Former Advisor assigned its right to payment of the obligation due to the Former Advisor to the Manager. The Manager agreed to receive payment entirely in LTIP Units of the Operating Partnership, and payment was made through the issuance of 108,119 LTIP Units by the Operating Partnership on September 14, 2015.

In prior quarters, including the three and six months ended June 30, 2015, our Manager waived current year reimbursable operating expenses, to support our continued operations. Reimbursements of $0.1 million were expensed during the three months ended September 30, 2015 and are recorded as part of general and administrative expenses.

For the remainder of 2015, the Company expects to maintain a distribution paid on a monthly basis to all of our stockholders at a quarterly rate of $0.29 per share. To the extent the Company continues to pay distributions at this rate, the Company expects to substantially use cash flows from operations to fund distribution payments. The Board will review the distribution rate quarterly, and there can be no assurance that the current distribution level will be maintained. While our policy is generally to pay distributions from cash flow from operations, our distributions through September 30, 2015 have been paid from proceeds from our continuous registered public offering, proceeds from the IPO and Follow-On Offerings and sales of assets, and may in the future be paid from additional sources, such as from borrowings.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of September 30, 2015, we own interests in five joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

Cash Flows from Operating Activities

As of September 30, 2015, we owned indirect equity interests in sixteen real estate properties (thirteen operating properties and three development properties), eleven of which are consolidated for reporting purposes.  During the nine months ended September 30, 2015, net cash provided by operating activities was $15.9 million.  After the net income of $8.0 million was reduced for $0.7 million of non-cash items, net cash provided by operating activities consisted of the following:

•	Distributions from unconsolidated joint ventures of $7.0 million;

•	Increase in accounts payable and accrued liabilities of $4.2 million;

•	Increase in our payables due to affiliates of $0.7 million; and offset by an

•	Increase in accounts receivable and other assets of $3.3 million.

Cash Flows from Investing Activities

During the nine months ended September 30, 2015, net cash used in investing activities was $157.0 million, primarily due to the following:

•	$116.9 million used in acquiring consolidated real estate investments;

•	$45.2 million used in acquiring investments in unconsolidated joint ventures;

•	$2.5 million used on capital expenditures;

•	$7.9 million used on purchases of interests from noncontrolling members;

•	$0.1 million in our restricted cash balance; and

•	Partially offset by a decrease of $15.6 million in cash proceeds received for the sale of the Berry Hill property.

Cash Flows from Financing Activities

During the nine months ended September 30, 2015, net cash provided by financing activities was $183.0 million, primarily due to the following:

•	$131.3 million raised in our January and May 2015 Follow-On Offerings on January 20, 2015 and May 22, 2015, respectively;

•	net borrowings of $68.2 million on mortgages payable;

•	$1.3 million increase in capital contributions from noncontrolling interests;

•	partially offset by $1.6 million in distributions paid to our noncontrolling interests;

•	$14.1 million paid in cash distributions paid to stockholders;

•	$1.1 million increase in deferred financing costs; and

•	$1.0 million of repayments of our mortgages payable.

Capital Expenditures

The following table summarizes our total capital expenditures for the three and nine months ended September 30, 2015 and 2014 (amounts in thousands):

	For the nine months ended September 30,
	2015	2014
New development	$-	$5,946
Redevelopment/renovations	1,380	912
Routine capital expenditures	1,091	577
Total capital expenditures	$2,471	$7,435

The majority of our capital expenditures during the nine months ended September 30, 2014 related to our development property, Berry Hill, which was acquired in October 2012 and became stabilized during the three months ended September 30, 2014.

We define redevelopment and renovation costs as non-recurring capital expenditures for significant projects that upgrade units or common areas and projects that are revenue enhancing for the three and nine months ended September 30, 2015. We define routine capital expenditures as capital expenditures that are incurred at every property and exclude development, investment, revenue enhancing and non-recurring capital expenditures.

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

During the three months ended September 30, 2015, we incurred $0.7 million of acquisition expense and $0.1 million of disposition expense, of which $0.7 million was our pro rata share of the expense. During the nine months ended September 30, 2015, we incurred $1.4 million of acquisition expense and $0.8 million of disposition expense, of which $1.4 million was our pro-rata share of the expense.

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

The table below presents our calculation of FFO and AFFO for the three and nine months ended September 30, 2015 and 2014 (in thousands).

We have acquired interests in ten additional properties subsequent to June 30, 2014 and sold four properties that were owned during the quarter ended September 30, 2014. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net (loss) income attributable to common stockholders	$(574)	$(2,147)	$2,157	$(7,730)
Common stockholders pro-rata share of:
Real estate depreciation and amortization(1)	3,082	2,872	7,641	5,494
Loss (gain) on sale of joint venture interests	2	—	(5,320)	(448)
FFO	$2,510	$725	$4,478	$(2,684)
Common stockholders pro-rata share of:
Amortization of non-cash interest expense (income)	148	81	243	150
Acquisition and disposition costs	682	318	1,367	3,657
Normally recurring capital expenditures(2)	(215)	(162)	(513)	(250)
Non-cash equity compensation	1,529	326	3,821	676
Non-recurring equity in earnings of unconsolidated joint ventures	(289)	—	(289)	—
AFFO	$4,365	$1,288	$9,107	$1,549
FFO per share	$0.12	$0.12	$0.27	$(0.63)
AFFO per share	$0.22	$0.22	$0.56	$0.36
Weighted average common shares outstanding	20,181,656	5,877,417	16,396,038	4,269,378

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

On October 7, 2015, the Board declared monthly dividends for the fourth quarter of 2015 equal to a quarterly rate of $0.29 per share on the Company’s Class A common stock and $0.29 per share on the Company’s Class B common stock, payable monthly to the stockholders of record as of October 25, 2015, November 25, 2015 and December 25, 2015, which will be paid in cash on November 5, 2015, December 5, 2015 and January 5, 2016, respectively. Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

The declared dividends equal a monthly dividend on the Class A common stock and the Class B common stock as follows: $0.096666 per share for the dividend paid to stockholders of record as of October 25, 2015, $0.096667 per share for the dividend paid to stockholders of record as of November 25, 2015, and $0.096667 per share for the dividend paid to stockholders of record as of December 25, 2015.

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

Subsequent Events

Other than the items disclosed in Note 14, “Subsequent Events” to our interim Consolidated Financial Statements for the period ended September 30, 2015, no material events have occurred that required recognition or disclosure in these financial statements.  See Note 14 to our interim Consolidated Financial Statements for discussion.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We have omitted a discussion of quantitative and qualitative disclosures about market risk because, as a smaller reporting company, we are not required to provide such information.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Accounting Officer, evaluated, as of September 30, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the nine months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

 Our organizational documents permit us to make distributions from any source, including the net proceeds from an offering. There is no limit on the amount of offering proceeds we may use to pay distributions. During the early stages of our operations, we have funded and expect to continue to fund distributions from the net proceeds of our offerings, borrowings and the sale of assets to the extent distributions exceed our earnings or cash flows from operations. While our policy is generally to pay distributions from cash flow from operations, our distributions through September 30, 2015 have been paid from proceeds from our continuous registered offerings conducted prior to the IPO, proceeds from the IPO and the Follow-On Offerings, and sales of assets, and may in the future be paid from additional sources, such as from borrowings. To the extent we fund distributions from sources other than cash flow from operations, such distributions may constitute a return of capital and we will have fewer funds available for the acquisition of properties and your overall return may be reduced. Further, to the extent distributions exceed our earnings and profits, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder will be required to recognize capital gain.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1	Limited Liability Company Agreement of BR Carroll World Gateway, LLC by and between BR Carroll World Gateway Orlando JV, LLC, Michael L. Konig and Jordan B. Ruddy, effective as of July 7, 2015

10.2	Limited Liability Company Agreement of BR Carroll World Gateway Orlando JV, LLC by and between BR World Gateway JV Member, LLC and Carroll Co-Invest III World Gateway, LLC, dated as of August 20, 2015

10.3	Limited Liability Company Agreement of BRG World Gateway Orlando, LLC by Bluerock Residential Holdings, L.P., effective as of June 24, 2015

10.4	Multifamily Loan and Security Agreement by and between BR Carroll World Gateway, LLC and Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015

10.5	Guaranty by Bluerock Residential Growth REIT, Inc. and MPC Partnership Holdings LLC for the benefit of Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015

10.6	Florida Amended and Restated Multifamily Note by and between BR Carroll World Gateway, LLC and Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015

10.7

Amended and Restated Multifamily Mortgage, Assignment of Rents and Security Agreement by and between BR Carroll World Gateway, LLC and Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015

10.8	Agreement to Amend or Comply by and between BR Carroll World Gateway, LLC and Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015

10.9

Assignment of Management Agreement and Subordination of Management Fees by and between BR Carroll World Gateway, LLC, Jones Lang LaSalle Operations, L.L.C. and Carroll Management Group, LLC, dated as of August 20, 2015

10.10	60-Day Letter by BR Carroll World Gateway, LLC for the benefit of Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015

10.11	Borrower’s Underwriting Certificate by BR Carroll World Gateway, LLC for the benefit of Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015

10.12	MMP and O&M Programs Implementation Certificate by BR Carroll World Gateway, LLC for the benefit of Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015

10.13	Backstop Agreement by and between MPC Partnership Holdings LLC, Carroll Management Group, LLC, and Bluerock Residential Growth REIT, Inc., dated as of August 20, 2015

10.14	LTIP Unit Vesting Agreement by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., and BRG Manager, LLC, dated July 2, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 9, 2015

10.15	Presentation, dated July 15, 2015, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015

10.16	Press Release, dated August 11, 2015, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 11, 2015

10.17	Supplemental Financial Information incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 11, 2015

10.18	Second Amendment to Management Agreement, by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated August 6, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 12, 2015

10.19	Promissory Note by AR I Borrower, LLC for the benefit of Sun Life Assurance Company of Canada, dated as of November 22, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.20	Deed of Trust and Security Agreement and Fixture Filing by AR I Borrower, LLC, in favor of Sun Life Assurance Company of Canada, dated as of November 22, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.21	Assignment of Leases and Rents by AR I Borrower, LLC for the benefit of Sun Life Assurance Company of Canada, dated as of November 22, 2013, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.22	Note, Deed of Trust, and Related Loan Documents Assignment, Assumption and Modification Agreement by and among Sun Life Assurance Company of Canada, BR Ashton I Owner, LLC, Bluerock Residential Growth REIT, Inc., AR I Borrower, LLC, and Rob Meyer, Mark Mechlowitz, Jorge Sardinas, Robert Fishel, and Harold Katz, dated as of August 19, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.23	Environmental Indemnity by Bluerock Residential Growth REIT, Inc. and BR Ashton I Owner, LLC for the benefit of Sun Life Assurance Company of Canada, dated as of August 19, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.24	Guaranty of Non-Recourse Carve-Outs by Bluerock Residential Growth REIT, Inc. in favor of Sun Life Assurance Company of Canada, dated as of August 19, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.25	Letter of Undertaking by and between BR Ashton I Owner, LLC and Sun Life Assurance Company of Canada, dated as of August 19, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.26	Management Agreement by and between BR Ashton I Owner, LLC and GREP Southeast, LLC, dated as of August 19, 2015, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.27	Estoppel and Agreement by AR I Borrower, LLC for the benefit of BR Ashton I Owner, LLC, dated as of August 18, 2015, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.28	Assignment of Purchase and Sale Agreement and Escrow Instructions by and between BRG Ashton NC, LLC and BR Ashton I Owner, LLC, dated as of August 19, 2015, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.29	Bill of Sale and Assignment and Assumption of Leases and Service Contracts by and between AR I Borrower, LLC and BR Ashton I Owner, LLC, dated as of August 19, 2015, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.30	Limited Liability Company Agreement of BRG Ashton NC, LLC by and between BRG Ashton NC, LLC and Bluerock Residential Holdings, L.P., dated as of April 15, 2015, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.31	Limited Liability Company Agreement of BR Ashton I Owner, LLC by and between BR Ashton I Owner, LLC and BRG Ashton NC, LLC, dated as of July 7, 2015, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.32	Assignment Agreement, between and among Bluerock Multifamily Advisor, LLC and BRG Manager, LLC, dated September 4, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2015

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

DATE: November 12, 2015	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer and President
(Principal Executive Officer)

DATE: November 12, 2015	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Accounting Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)

