Form 10-K
period 2015-12-31
Bluerock Residential Growth REIT, Inc.
filed 2016-02-24
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-54946

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-3136483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

712 Fifth Avenue, 9 th Floor, New York, NY	10019
(Address or principal executive offices)	(Zip Code)

(212) 843-1601

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	New York Stock Exchange MKT

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

Large Accelerated Filer	☐		Accelerated Filer	☒
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's Class A common stock held by non-affiliates of the registrant as of June 30, 2015, the last business day of registrant's most recently completed second fiscal quarter, was $225,309,608 based on the closing price of the Class A common stock on the NYSE MKT on such date.

Number of shares outstanding of the registrant’s

classes of common stock, as of February 18, 2016:

Class A Common Stock: 19,202,833 shares

Class B-3 Common Stock: 353,629 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-K

December 31, 2015

Forward-Looking Statements

Statements included in this Annual Report on Form 10-K that are not historical facts (including any statements concerning investment objectives, other plans and objectives of management for future operations or economic performance, or assumptions or forecasts related thereto) are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”); and pursuant to the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). These statements are only predictions. We caution that forward-looking statements are not guarantees. Actual events or our investments and results of operations could differ materially from those expressed or implied in any forward-looking statements. Forward-looking statements are typically identified by the use of terms such as “may,” “should,” “expect,” “could,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “continue,” “predict,” “potential” or the negative of such terms and other comparable terminology. We intend for these forward-looking statements to be covered by the applicable safe harbor provisions created by Section 27A of the Securities Act and Section 21E of the Exchange Act and the PSLRA.

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the competitive environment in which we operate;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	decreased rental rates or increasing vacancy rates;

•	our ability to lease units in newly acquired or newly constructed apartment properties;

•	potential defaults on or non-renewal of leases by tenants;

•	creditworthiness of tenants;

•	our ability to obtain financing for and complete acquisitions under contract under the contemplated terms, or at all;

•	development and acquisition risks, including rising and unanticipated costs and failure of such acquisitions and developments to perform in accordance with projections;

•	the timing of acquisitions and dispositions;

•	the performance of our network of Bluerock partners, referred to as our Partner Network (and each, a Partner), which are leading regional apartment owners/operators with which we invest through controlling positions in joint ventures;

•	potential natural disasters such as hurricanes, tornadoes and floods;

•	national, international, regional and local economic conditions;

•	board determination as to timing and payment of dividends, and our ability to pay future distributions at the dividend rates we have paid historically;

•	the general level of interest rates;

•	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;

•	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;

•	lack of or insufficient amounts of insurance;

•	our ability to maintain our qualification as a REIT;

•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes;

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us or a subsidiary owned by us or acquired by us.

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

The principal executive offices of our Company and the Manager are located at 712 Fifth Avenue, New York, New York 10019. Our telephone number is (212) 843-1601.

Investments in Real Estate

As of December 31, 2015, our portfolio consisted of interests in twenty properties (fourteen operating and six development properties). The twenty properties contain an aggregate of 6,449 units, comprised of 4,625 operating units and 1,824 units under development. As of December 31, 2015, our stabilized properties, exclusive of our development properties, and Whetstone, EOS and Sorrell, our lease-up properties, were approximately 93% occupied. For more information regarding our investments, see "Item 2. Properties".

Business and Growth Strategies

Our principal business objective is to generate attractive risk-adjusted investment returns by assembling a high-quality portfolio of apartment properties located in demographically attractive growth markets and by implementing our investment strategies and our Live/Work/Play Initiatives to achieve sustainable long-term growth in both our funds from operations and net asset value.

Invest in Institutional-Quality Apartment Properties.   We acquire institutional-quality apartment properties where we believe we can create long-term value for our stockholders utilizing our Core-Plus, Value-Add, Opportunistic and Invest-to-Own investment strategies.

•	Core-Plus. We invest in institutional-quality apartment properties with strong and stable cash flows in target markets where we believe there exists opportunity for rental growth and with potential for further value creation.

•	Value-Add. We invest in well-located apartment properties that offer significant potential for medium-term capital appreciation through repositioning, renovation or redevelopment, to reposition the asset and drive future rental growth.

•	Opportunistic. We invest in properties available at opportunistic prices (i.e., at prices we believe are below those available in an otherwise efficient market) that exhibit some characteristics of distress, such as operational inefficiencies, significant deferred capital maintenance or broken capital structures providing an opportunity for a substantial portion of total return attributable to appreciation in value.

•	Invest-to-Own. We selectively invest in development of Class A properties in target markets where we believe we can capture significant development premiums upon completion. We generally use a convertible loan or convertible preferred equity structure which provides income during the development stage, while providing us the ability to capture development premiums at completion by exercising our conversion rights to take ownership.

Invest in Class A Apartment Properties.  We intend to continue to acquire primarily Class A apartment properties targeting the high disposable income renter by choice, where we believe we can create long-term value growth for our stockholders.

Focus on Growth Markets.  We intend to continue to focus on demographically attractive growth markets, which we define as markets with strong employment drivers in industries creating high disposable income jobs over the long term. Employment growth is highly correlated with apartment demand; therefore, we believe that selecting markets with job growth significantly above the national average will provide high potential for increase rental demand leading to revenue growth and attractive risk-adjusted returns.

Implement our Value Creation Strategies.  We intend to continue to focus on creating value at our properties utilizing our Core-Plus, Value-Add, Opportunistic and Invest-to-Own investment strategies in order to maximize our return on investment. Our Manager will work with each member of our Partner Network to evaluate property needs along with value-creation opportunities and create an asset-specific business plan to best position or reposition each property to drive rental growth and asset values. Our Manager then provides an aggressive asset management presence to manage our Partner and ensure execution of the plan, with the goal of driving rental growth and values.

Implement our Live/Work/Play Initiatives.  We intend to continue to implement our amenities and attributes to transform the apartment community from a purely functional product (i.e., as solely a place to live), to a lifestyle product (i.e., as a place to live, interact, and socialize). Our Live/Work/Play initiatives are property specific, and generally consist of attributes that go beyond traditional features, including highly amenitized common areas, cosmetic and architectural improvements, technology, music and other community-oriented activities to appeal to our residents’ desire for a “sense of community” by creating places to gather, socialize and interact in an amenity-rich environment. We believe this creates an enhanced perception of value among residents, allowing for premium rental rates and improved resident retention.

Diversify Across Markets, Strategies and Investment Size.  We will seek to grow our high-quality portfolio of apartment properties diversified by geography and by investment strategy and by size (typically ranging from $25 to $75 million) in order to manage concentration risk, while driving both current income and capital appreciation throughout the portfolio. Our Partner Network enables us to diversify across multiple markets and multiple strategies efficiently, without the logistical burden and time delay of building operating infrastructure in multiple markets and across multiple investment strategies.

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

Our IPO and Listing

In late 2013, following our continuous registered offerings as a non-listed REIT (our “Continuous Registered Offerings”), our board decided to register shares of newly authorized Class A common stock that were to be offered in a firmly underwritten public offering (the “IPO”) by filing a registration statement on Form S-11 (File No. 333-192610) with the SEC, on November 27, 2013. On March 28, 2014, the SEC declared the registration statement effective and we announced the pricing of the IPO of 3,448,276 shares of Class A common stock at a public offering price of $14.50 per share for total gross proceeds of $50.0 million. The net proceeds of the IPO were approximately $44.0 million after deducting underwriting discounts and commissions and offering costs.

 In connection with the IPO, shares of our Class A common stock were listed on the NYSE MKT for trading under the symbol “BRG.” Pursuant to the second articles of amendment and restatement to our charter filed on March 26, 2014 (“the Second Charter Agreement”), each share of our common stock outstanding immediately prior to the listing, including shares sold in our Continuous Registered Offerings, was changed into one-third of a share of each of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock. Following the filing of the Second Charter Amendment, we effected a 2.264881-to-1 reverse stock split of our outstanding shares of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock, and on March 31, 2014, we effected an additional 1.0045878-to-1 reverse stock split of our outstanding shares of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock.

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

In January 2015, we completed an underwritten shelf takedown offering (the “January 2015 Follow-On Offering”) from our registration statement on Form S-3 (File No. 333-200359)(the “December 2014 Shelf Registration Statement”) of 4,600,000 shares of Class A common stock, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters, on January 20, 2015. Net proceeds of the January 2015 Follow-On Offering were approximately $53.7 million after deducting underwriting discounts and commissions and estimated offering costs.

On May 22, 2015, we completed an underwritten shelf takedown offering (the “May 2015 Follow-On Offering”) of 6,348,000 shares of Class A common stock, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. Net proceeds of the May 2015 Follow-On Offering were approximately $77.6 million after deducting underwriting discounts and commissions and offering costs.

On October 21, 2015, we completed an underwritten shelf takedown offering (the “October 2015 Preferred Stock Offering”) of 2,875,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock (the “Series A Preferred Stock”), par value $0.01 per share, liquidation preference $25.00 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. Net proceeds of the October 2015 Preferred Stock Offering were approximately $69.2 million after deducting underwriting discounts and commissions and estimated offering costs.

Together, the January 2015 Follow-On Offering, the May 2015 Follow-On Offering and the October 2015 Preferred Stock Offering are referred to as the 2015 Follow-On Offerings. The October 2014 Follow-On Offering, together with the 2015 Follow-On Offerings, are referred to as the Follow-On Offerings.

On December 17, 2015, we filed a prospectus supplement to the December 2014 Shelf Registration Statement offering a maximum of 150,000 Units (the “Original Units”) consisting of 150,000 shares of Series B redeemable preferred stock (the “Original Series B Preferred Stock”) and warrants (the “Original Warrants”) to purchase 3,000,000 shares of Class A common stock (liquidation preference $1,000 per share of Original Series B Preferred Stock). On February 22, 2016, our board of directors authorized the termination of the offering of the Original Series B Preferred Stock in order to revise certain terms thereof, and the reclassification of the Original Series B Preferred Stock. On February 23, 2016, we terminated the offering of the Original Series B Preferred Stock, and on February 24, 2016, we filed a new prospectus supplement to the December 2014 Shelf Registration Statement offering a maximum of 150,000 Units (the “Units”) consisting of 150,000 shares of the reclassified Series B redeemable preferred stock (the “Series B Preferred Stock”) and warrants (the “Warrants”) to purchase 3,000,000 shares of Class A common stock (liquidation preference $1,000 per share of Series B Preferred Stock). As of February 24, 2016, we were continuing to organize our sales activities for the Series B Preferred Stock and no Units had been sold.

Summary of Acquisitions and Dispositions

In conjunction with the completion of the IPO in 2014, we completed a series of related contribution transactions pursuant to which we acquired interests in five apartment properties for an aggregate asset value of $152.3 million (inclusive of Villas at Oak Crest, which is accounted for under the equity method, and Springhouse, in which we already owned an interest and which has been reported as consolidated for the periods presented).

The following table shows a summary of our acquisitions for the years ended December 31, 2015 and 2014:

Properties Acquired	Location	Date Acquired	Ownership Interest	Number of Units
Springhouse (additional interest only) (1)	Newport News, VA	4/2/2014	75.0%	432
Village Green of Ann Arbor	Ann Arbor, MI	4/2/2014	48.6%	520
Villas at Oak Crest	Chattanooga, TN	4/2/2014	67.2%	209
North Park Towers	Southfield, MI	4/3/2014	100.0%	313
Lansbrook Village (2)	Palm Harbor, FL	5/23/2014	90.0%	602
Alexan CityCentre	Houston, TX	7/1/2014	(3)	340
EOS, formerly UCF Orlando	Orlando, FL	7/29/2014	(3)	296
Enders (additional interest & units) (4)	Orlando, FL	9/10/2014	89.5%	220
ARIUM Grandewood	Orlando, FL	11/4/2014	95.0%	306
Alexan Southside Place	Houston, TX	1/12/2015	(3)	269
Park & Kingston (5)	Charlotte, NC	3/16/2015	96.0%	153
Fox Hill (6)	Austin, TX	3/26/2015	94.6%	288
Whetstone	Durham, NC	5/20/2015	(3)	204
Cheshire Bridge	Atlanta, GA	5/29/2015	(3)	285
Ashton I	Charlotte, NC	8/19/2015	100.0%	322
ARIUM Palms	Orlando, FL	8/20/2015	95.0%	252
Sorrel	Frisco, TX	10/29/2015	95.0%	352
Sovereign	Fort Worth, TX	10/29/2015	95.0%	322
Domain Phase 1	Garland, TX	11/20/2015	(3)	301
Park & Kingston Phase II	Charlotte, NC	11/30/2015	100%	15
Ashton II	Charlotte, NC	12/14/2015	100%	151
Flagler Village	Ft. Lauderdale	12/18/2015	(3)	384
Lake Boone Trail	Raleigh, NC	12/18/2015	(3)	245

(1) Increased ownership in Springhouse by 36.8% to total ownership interest of 75.0%.

(2) Subsequently acquired 29 additional units at Lansbrook Village resulting in total units owned as 602. Increased ownership in Lansbrook Village in December 2015 by 13.2% to 90.0%.

(3) This property is a preferred equity investment which earns a preferred return of 15% and is convertible to common equity at BRG’s option upon stabilization.

(4) Acquired 22 additional units at Enders increasing total units owned to 220. Also, we acquired an additional 41.1% interest increasing total ownership interest to 89.5%

(5) Increased ownership in Park & Kingston in May 2015 by 49.0% to total ownership of 96.0%.

(6) Increased ownership in Fox Hill in May 2015 by 9.4% to total ownership of 94.6%.

The following table shows a summary of our dispositions for the years ended December 31, 2015 and 2014:

Property Dispositions	Location	Date Sold	Ownership Interest in Property	Number of Units
The Reserve at Creekside Village	Chattanooga, TN	3/28/2014	24.7%	192
The Estates at Perimeter	Augusta, GA	12/10/2014	25.0%	240
Grove at Waterford	Hendersonville, TN	12/18/2014	60.0%	252
23Hundred@Berry Hill	Nashville, TN	1/14/2015	19.8%	266
Villas at Oak Crest	Chattanooga, TN	9/1/2015	67.2%	209
North Park Towers	Southfield, MI	10/16/2015	100.0%	313

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

Holders of shares of Series A Preferred Stock will be entitled to receive cumulative cash dividends on the Series A Preferred Stock when, as and if authorized by our board of directors and declared by us from and including the date of original issue or the end of the most recent dividend period for which dividends on the Series A Preferred Stock have been paid, payable quarterly in arrears on each January 5th, April 5th, July 5th and October 5th of each year, commencing on January 5, 2016. From the date of original issue (or from the date of issue of any Series A Preferred Stock issued after October 21, 2015) to, but not including, October 21, 2022, we will pay dividends on the Series A Preferred Stock at the rate of 8.250% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $2.0625 per share). Commencing October 21, 2022, we will pay cumulative cash dividends on the Series A Preferred Stock at an annual dividend rate of the initial rate increased by 2.0% of the liquidation preference per annum, which will increase by an additional 2.0% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14.0%.

Holders of shares of Series B Preferred Stock are entitled to receive, when and as authorized by our board of directors and declared by us out of legally available funds, cumulative cash dividends on each share of Series B Preferred Stock at an annual rate of six percent (6%) of the initial stated value of $1,000 per share (the “Stated Value”). Dividends on each share of Series B Preferred Stock will begin accruing on, and will be cumulative from, the date of issuance or the end of the most recent dividend period for which dividends on the Series B Preferred Stock have been paid, payable monthly in arrears on the 5th day of each month to holders of record on the 25th day of the prior month.

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

Industry Segment

Our current business consists of investing in and operating multifamily communities. A significant portion of our consolidated net income (loss) is from investments in real estate properties that we own through joint ventures. We internally evaluate operating performance on an individual property level and view our real estate assets as one industry segment, and, accordingly, our properties are aggregated into one reportable segment.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. We also have filed with the SEC registration statements on Form S-3 (File Nos. 333-200359, 333-203415 and 333-208988) and Form S-8 (333-202569). Copies of our filings with the SEC may be obtained from the SEC’s website at www.sec.gov, or downloaded from our website at www.bluerockresidential.com, as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC. Access to these filings is free of charge.

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

Our current portfolio consists of interests in fourteen apartment communities located primarily in markets in the Southeastern United States. Any adverse developments in local economic conditions or the demand for apartment units in these markets may negatively impact our results of operations.

Our current portfolio of properties consists primarily of apartment communities geographically concentrated in the Southeastern United States, and our portfolio going forward may consist primarily of the same. For the year ended December 31, 2015, properties in Florida, Michigan, Illinois, Texas, Virginia and North Carolina comprised 43%, 17%, 12%, 11%, 10% and 7%, respectively, of our total rental revenue, excluding North Park Towers which was sold in October 2015. As such, we are currently susceptible to local economic conditions and the supply of and demand for apartment units in these markets. If there is a downturn in the economy or an oversupply of or decrease in demand for apartment units in these markets, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.

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

At any given time, we are generally in discussions regarding a number of apartment properties for acquisition or investment, which we refer to as our investment pipeline. However, we may not have completed our diligence process on these properties or development projects or have definitive investment or purchase and sale agreements, as applicable, and several other conditions may be required to be met in order for us to complete these acquisitions or developments, including approval by our investment committee or board of directors. If we are planning to use proceeds of an offering of our securities to fund these acquisitions or investments and are unable to complete the acquisition of the interests or investment in any of these properties or experience significant delays in executing any such acquisition or investment, we will have issued securities in an offering without realizing a corresponding current or future increase in earnings and cash flow from acquiring those interests or developing those properties, and may incur expenses in connection with our attempts in consummating such acquisition or investment, which could have a material adverse impact on our financial condition and results of operations. In addition, to the extent the uses of proceeds from an offering are designated for the acquisition of or investment in these properties, we will have no specific designated use for the net proceeds from the offering allocated to the purchase or development and investors will be unable to evaluate in advance the manner in which we will invest, or the economic merits of the properties we may ultimately acquire or develop with such proceeds.

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

Our operating results depend, in large part, on revenues derived from leasing space in our properties. We are subject to the credit risk of our tenants, and to the extent our tenants default on their leases or fail to make rental payments we may suffer a decrease in our revenue. In addition, if a tenant does not pay its rent, we may not be able to enforce our rights as landlord without delays and we may incur substantial legal costs. We are also subject to the risk that we will not be able to lease space in our value-added or opportunistic properties or that, upon the expiration of leases for space located in our properties, leases may not be renewed, the space may not be re-leased or the terms of renewal or re-leasing (including the cost of required renovations or concessions to customers) may be less favorable to us than current lease terms. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in decreased distributions to our stockholders. In addition, the resale value of the property could be diminished because the market value of a particular property will depend principally upon the value of the leases of such property. Further, costs associated with real estate investment, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in revenue. These events would cause a significant decrease in revenues and could cause us to reduce the amount of distributions to our stockholders.

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

Fannie Mae and Freddie Mac are a major source of financing for the apartment real estate sector. We and other apartment companies in the apartment real estate sector depend frequently on Fannie Mae and Freddie Mac to finance growth by purchasing or guarantying apartment loans. In February 2011, the Obama Administration released a report to Congress which included options, among others, to gradually shrink and eventually shut down Fannie Mae and Freddie Mac.  In June 2013, a bipartisan group of senators proposed an overhaul of the housing finance system which would wind down Fannie Mae and Freddie Mac within five years; in August 2013, President Obama announced his support for this legislation. We do not know when or if Fannie Mae or Freddie Mac will restrict their support of lending to the apartment real estate industry or to us in particular. A final decision by the government to eliminate Fannie Mae or Freddie Mac, or reduce their acquisitions or guarantees of apartment real estate mortgage loans, may adversely affect interest rates, capital availability and our ability to refinance our existing mortgage obligations as they come due and obtain additional long-term financing for the acquisition of additional apartment communities on favorable terms or at all.

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

Real estate investments are relatively illiquid. We will have a limited ability to vary our portfolio in response to changes in economic or other conditions. We will also have a limited ability to sell assets in order to fund working capital and similar capital needs. When we sell any of our properties, we may not realize a gain on such sale. We may not elect to distribute any proceeds from the sale of properties to our stockholders; for example, we may use such proceeds to:

•	purchase additional properties;

•	fund capital commitments to our joint ventures;

•	repay debt, if any;

•	buy out interests of any co-venturers or other partners in any joint venture in which we are a party;

•	create working capital reserves; and/or

•	make repairs, maintenance, tenant improvements or other capital improvements or expenditures to our remaining properties.

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

Our investments could be adversely affected if a member of our Bluerock Partner Network performs poorly at one of our projects, which could adversely affect returns to our stockholders.

In general, we expect to rely on our Partner Network for the day-to-day management and development of our real estate investments. Members of our Partner Network are not fiduciaries to us, and generally will have limited capital invested in a project, if any. One or more members of our Partner Network may perform poorly in managing one of our project investments for a variety of reasons, including failure to properly adhere to budgets or properly consummate the property business plan. A member of our Partner Network may also underperform for strategic reasons related to projects or assets that the Partner is involved in with a Bluerock affiliate but not our company. If a member of our Partner Network does not perform well at one of our projects, we may not be able to ameliorate the adverse effects of poor performance by terminating the Partner and finding a replacement partner to manage our projects in a timely manner. In such an instance, the returns to our stockholders could be adversely affected.

Actions of our joint venture partners could subject us to liabilities in excess of those contemplated or prevent us from taking actions which are in the best interests of our stockholders, which could result in lower investment returns to our stockholders.

We have entered into, and in the future intend to enter into, joint ventures with affiliates and other third parties, including our Partner Network, to acquire or improve properties. We may also purchase properties in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present when acquiring real estate directly, including, for example:

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

Neither we, nor our operating partnership, nor any of our subsidiaries intend to register as an investment company under the Investment Company Act. We expect that our operating partnership’s and subsidiaries’ investments in real estate will represent the substantial majority of our total asset mix, which would not subject us to the Investment Company Act. In order to maintain an exemption from regulation under the Investment Company Act, we intend to engage, through our operating partnership and our wholly and majority owned subsidiaries, primarily in the business of buying real estate, and qualifying real estate investments must be made within a year after cash is received by us. If we are unable to invest a significant portion of cash proceeds in properties within one year of receipt, we may avoid being required to register as an investment company by temporarily investing any unused proceeds in government securities with low returns, which would reduce the cash available for distribution to stockholders and possibly lower your returns.

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

From inception of our company through December 31, 2015, we had a cumulative net loss of $9.5 million. Our losses can be attributed, in part, to the initial start-up costs and initially high corporate general and administrative expenses relative to the size of our portfolio. In addition, acquisition costs and depreciation and amortization expenses substantially reduced our income. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

We previously generated negative operating cash flow, and our corporate general and administrative expenses were high relative to the size of our current portfolio.

In prior years, our corporate general and administrative expenses exceeded the cash flow received from our investments in real estate joint ventures. The primary reason for the previous negative operating cash flow was the amount of our corporate general and administrative expenses relative to the size of the portfolio. Our corporate general and administrative expenses were $4.1 million for the year ended December 31, 2015, which reflected an increase of $1.4 million over the same period in 2014. During 2015 the size of our portfolio increased significantly and cash flow from our investments in real estate joint ventures increased to cover our general and administrative expenses. There can be no assurance that current period operating cash flow will continue to exceed our general and administrative expenses. If cash flow received from our investments decreases and our corporate general and administrative expenses become high in relation to the size of our portfolio, this would reduce the amount of funds available for us to invest in properties or other investments. These factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.

Our corporate general and administrative costs may remain high relative to the size of our portfolio, which will adversely affect our results of operations and our ability to make distributions to our stockholders.

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

At any time, our board of directors may, but is not obligated to, pursue the internalization of the functions performed for us by our Manager through the acquisition of our Manager or similar transaction through which we would bring onboard our Manager’s management team. The method by which we could internalize these functions could take many forms. While we believe that there are substantial benefits to internalization of management functions at the appropriate time, there is no assurance that internalization will be beneficial to us and our stockholders, and internalizing our management functions could reduce earnings per share and funds from operation per share. For example, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our Manager or its affiliates. Internalization transactions involving the internalization of managers affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if these claims are without merit, we could be forced to spend significant amounts of money defending claims which would reduce the amount of funds available for us to invest in properties or other investments to pay distributions. All these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

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

A limit on the percentage of our common stock a person may own may discourage a takeover or business combination, which could prevent our common stockholders from realizing a premium price for their common stock.

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

Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue and may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any such stock. We have issued 2,875,000 shares of Series A Preferred Stock and are offering up to 150,000 shares of Series B Preferred Stock in a continuous offering that are senior to our common stock with respect to priority of dividend payments and rights upon liquidation, dissolution or winding up. Our board of directors could also authorize the issuance of up to 246,975,000 additional shares of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

Risks Related to Our Contribution Transactions and Other Related Party Transactions

We may be subject to unknown liabilities in connection with the contribution transactions in our IPO which could result in unexpected liabilities and expenses.

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

We did not obtain new owner’s title insurance policies in connection with the acquisition of our real estate investments in the contribution transactions in our IPO.

Each of the properties underlying the contributed real estate investments in our contribution transactions in our IPO is insured by a title insurance policy. We did not, however, obtain new owner’s title insurance policies in connection with the contribution transactions unless the existing mortgage loans remained in place upon completion of the acquisition, in which case we may have obtained new title policies or updated existing title policies if required by a lender. Although we are not aware of any, if there were a material title defect related to any of these properties that is not adequately covered by a title insurance policy, we could lose some or all of our capital invested in and our anticipated profits from such property.

We did not obtain new Phase I environmental site assessments in connection with our contribution transactions, and the assessments our sellers obtained before acquisition of these properties did not provide assurance that we will not be exposed to environmental liabilities at our properties.

We did not obtain new Phase I environmental site assessments with respect to all of the properties underlying our contributed real estate investments prior to the contribution transactions. No assurances can be given that any of the prior Phase I environmental site assessments previously obtained by Bluerock Special Opportunity + Income Fund, LLC (“Fund I”), and Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund III, LLC and Bluerock Growth Fund, LLC (together, the “Bluerock Funds”), each of which are affiliates of our Manager, identify all environmental conditions impacting the properties because material environmental conditions may have developed since the Phase I environmental site assessments were conducted. The Phase I environmental site assessments are also of limited scope and do not include comprehensive asbestos, lead-based paint or lead in drinking water assessments. Therefore, the properties developed earlier than 1989 may contain such hazardous substances. Comprehensive mold and radon assessments also were not conducted and some of the initial properties were identified in areas with radon levels above action levels for residential buildings by the Environmental Protection Agency. We also cannot guarantee that a prior owner or tenant of a property or that an adjacent property owner has not created a material environmental condition that is unknown to us or that there are no other unknown material environmental conditions as to any one or more of the properties underlying our contributed real estate investments. There also exists the risk that material environmental conditions, liabilities or compliance concerns may arise in the future. The realization of any or all of these risks may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of shares of our stock.

We may pursue less vigorous enforcement of the terms of certain agreements in connection with related party transactions because of conflicts of interest with certain of our officers and directors, and the terms of those agreements may be less favorable to us than they might otherwise be in an arm’s-length transaction.

The agreements we enter into in connection with related party transactions are expected to contain limited representations and warranties and have limited express indemnification rights in the event of a breach of those agreements. Furthermore, Mr. Kamfar, our Chairman, Chief Executive Officer and President, currently serves as an officer of Bluerock Real Estate, LLC, an affiliate of our Manager, or Bluerock, and Mr. Kachadurian, a director and our Manager’s Vice Chairman, is affiliated with Bluerock, and each will have a conflict with respect to any matters that require consideration by our board of directors that occur between us and Bluerock. Even if we have actionable rights, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements or under other agreements we may have with these parties, because of our desire to maintain positive relationships with these individuals.

Our tax protection agreement requires our operating partnership to maintain certain debt levels that otherwise would not be required to operate our business.

Under our tax protection agreement with BR-NPT Springing Entity, LLC (“NPT”), our operating partnership will provide NPT the opportunity to guarantee debt or enter into a deficit restoration obligation upon a future repayment, retirement, refinancing or other reduction (other than scheduled amortization) of currently outstanding debt prior to the sixth anniversary of the completion of our contribution transactions. If we fail to make such opportunity available, we will be required to deliver to NPT a cash payment intended to approximate the tax liability of certain members of NPT resulting from our failure to make such opportunity available and the tax liabilities incurred as a result of such tax protection payment. We agreed to these provisions in order to assist certain members of NPT in deferring the recognition of taxable gain as a result of and after our contribution transactions. These obligations may require us to maintain more or different indebtedness than we would otherwise require for our business. We estimate that the amount of indebtedness we are required to maintain for this purpose will not exceed $20 million.

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

Our Manager has less than two years of operating history and may not be able to successfully operate our business or achieve our investment objectives. We may not be able to conduct our business as described in our plan of operation.

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

There are numerous conflicts of interest between our interests and the interests of our Manager, Bluerock and their respective affiliates, including conflicts arising out of allocation of personnel to our activities, allocation of investment opportunities between us and investment vehicles affiliated with Bluerock, purchase or sale of apartment properties, including from or to Bluerock or its affiliates and fee arrangements with our Manager that might induce our Manager to make investment decisions that are not in our best interests. Examples of these potential conflicts of interest include:

•	Bluerock and the Bluerock Funds, which are managed by Bluerock and its affiliates, own a significant portion of our common stock on a fully diluted basis, which could give Bluerock the ability to control the outcome of matters submitted for stockholder approval and allow Bluerock to exert significant influence over our company in a manner that may not be in the best interests of our other stockholders;

•	Competition for the time and services of personnel that work for us and our affiliates;

•	Compensation payable by us to our Manager and its affiliates for their various services, which may not be on market terms and is payable, in some cases, whether or not our stockholders receive distributions;

•	The possibility that our Manager, its officers and their respective affiliates will face conflicts of interest relating to the purchase and leasing of properties, subject to the terms of our investment allocation agreement with our Manager and Bluerock, and that such conflicts may not be resolved in our favor, thus potentially limiting our investment opportunities, impairing our ability to make distributions and adversely affecting the trading price of our stock;

•	The possibility that if we acquire properties from Bluerock or its affiliates, the price may be higher than we would pay if the transaction were the result of arm’s-length negotiations with a third party;

•	The possibility that our Manager will face conflicts of interest caused by its indirect ownership by Bluerock, some of whose officers are also our officers and two of whom are directors of ours, resulting in actions that may not be in the long-term best interests of our stockholders;

•	Our Manager has considerable discretion with respect to the terms and timing of our acquisition, disposition and leasing transactions, and the incentive fee payable by us to our Manager is determined based on AFFO, which may create an incentive for our Manager to make investments that are risky or more speculative than would otherwise be in our best interests;

•	The possibility that we may acquire or merge with our Manager, resulting in an internalization of our management functions;

•	The possibility that conflicts of interest may arise between NPT, as a holder of OP Units, and our stockholders with respect to a reduction of indebtedness of our operating partnership, which could have adverse tax consequences to certain members of NPT thereby making those transactions less desirable to NPT, which will continue to be managed by a Bluerock affiliate;

•	The possibility that the competing demands for the time of our Manager, its affiliates and our officers may result in them spending insufficient time on our business, which may result in our missing investment opportunities or having less efficient operations, which could reduce our profitability and result in lower distributions to you; and

•	As of December 31, 2015, all but five of our investments have been made through joint venture arrangements with affiliates of our Manager (in addition to unaffiliated third parties), which arrangements were not the result of arm’s-length negotiations of the type normally conducted between unrelated co-venturers, and which could result in a disproportionate benefit to affiliates of our Manager.

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

As of December 31, 2015, Bluerock Funds will beneficially own approximately 5.9% of our outstanding Class A common stock on a fully diluted basis and Bluerock, along with our Manager, senior executives of our Manager, and our directors, along with their affiliates, will beneficially own approximately 6.0% of our outstanding Class A common stock on a fully diluted basis. As a result of Bluerock and the Bluerock Funds’ significant ownership in our company, Bluerock will have significant influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including the ability to control the outcome of matters submitted to our stockholders for approval such as the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In particular, this concentrated voting control could delay, defer or prevent a change of control, merger, consolidation or sale of all or substantially all of our assets that our other stockholders and our board of directors support. Conversely, Bluerock’s concentrated voting control could result in the consummation of such a transaction that our other stockholders and our board of directors do not support.

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

As of December 31, 2015, all but five of our investments in equity interests in real property have been made through joint venture arrangements with affiliates of Bluerock as well as unaffiliated third parties. We expect that our Manager will continue to be presented with opportunities to purchase all or a portion of a property. In such instances, it is likely that we will continue to work together with programs sponsored by Bluerock to apportion the assets within the property among us and such other programs in accordance with the investment objectives of the various programs and the terms of our investment allocation agreement. After such apportionment, the property would be owned by two or more programs sponsored by Bluerock or joint ventures composed of programs sponsored by affiliates of Bluerock. The negotiation of how to divide the property among the various programs will not be at arm’s-length and conflicts of interest will arise in the process. We cannot assure you that we will be as successful as we otherwise would be if we enter into joint venture arrangements with programs sponsored by Bluerock or with affiliates of Bluerock or our Manager. It is possible that in connection with the purchase of a property or in the course of negotiations with programs sponsored by Bluerock to allocate portions of such property, we may be required to purchase a property that we would otherwise consider inappropriate for our portfolio, in order to also purchase a property that our Manager considers desirable. Although we expect to conduct independent appraisals of the assets comprising the property prior to apportionment, it is possible that we could pay more for an asset in this type of transaction than we would pay in an arm’s-length transaction with a third party unaffiliated with our Manager.

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

Our policies do not limit us from incurring debt. For purposes of calculating our leverage, we assume full consolidation of all of our real estate investments, whether or not they would be consolidated under GAAP, include assets we have classified as held for sale, and include any joint venture level indebtedness in our total indebtedness. As of December 31, 2015, the ratio of our total indebtedness to the fair market value of our real estate investments as determined by our Manager was 61.7%, which is high relative to other listed REITs.

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

If mortgage debt is unavailable at reasonable rates, it may make it difficult for us to finance or refinance properties, which could reduce the number of properties we can acquire, our cash flows from operations and the amount of cash distributions we can make.

If we are unable to borrow monies on terms and conditions that we find acceptable, we likely will have to reduce the number of properties we can purchase, and the return on the properties we do purchase may be lower. If we place mortgage debt on properties, we run the risk of being unable to refinance the properties when the debt becomes due or of being unable to refinance on favorable terms. If interest rates are higher when we refinance the properties, our income could be reduced. As such, we may find it difficult, costly or impossible to refinance indebtedness which is maturing. If any of these events occur, our interest cost would increase as a result, which would reduce our cash flow. This, in turn, could reduce cash available for distribution to our stockholders and may hinder our ability to raise capital by issuing more stock or borrowing more money. If we are unable to refinance maturing indebtedness with respect to a particular property and are unable to pay the same, then the lender may foreclose on such property.

Financial and real estate market disruptions could adversely affect the multifamily property sector's ability to obtain financing from Freddie Mac and Fannie Mae, which could adversely impact us.

Fannie Mae and Freddie Mac are major sources of financing for the multifamily sector and both have historically experienced losses due to credit-related expenses, securities impairments and fair value losses. If new U.S. government regulations (i) heighten Fannie Mae's and Freddie Mac's underwriting standards, (ii) adversely affect interest rates, or (iii) reduce the amount of capital they can make available to the multifamily sector, it could reduce or remove entirely a vital resource for multifamily financing. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector's available financing and decrease the amount of available liquidity and credit that could be used to acquire and diversify our portfolio of multifamily assets.

Volatility in and regulation of the commercial mortgage-backed securities market has limited and may continue to impact the pricing of secured debt.

As a result of the past crisis in the residential mortgage-backed securities markets, the most recent global recession and some concerns over the ability to refinance or repay existing commercial mortgage-backed securities as they come due, liquidity previously provided by the commercial mortgage-backed securities and collateralized debt obligations markets has significantly decreased. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act imposes significant new regulations related to the mortgage backed securities industry and market participants, which has contributed to uncertainty in the market. The volatility in the commercial mortgage-backed securities market could result in the following adverse effects on our incurrence of secured debt, which could have a materially negative impact on our financial condition, results of operations, cash flow and cash available for distribution:

•	higher loan spreads;
•	tighter loan covenants;
•	reduced loan to value ratios and resulting borrower proceeds; and
•	higher amortization and reserve requirements.

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

We must satisfy two gross income tests annually to maintain our qualification as a REIT. First, at least 75% of our gross income for each taxable year must consist of defined types of income that we derive, directly or indirectly, from investments relating to real property or mortgages on real property or qualified temporary investment income (the “75% Gross Income Test”). Second, in general, at least 95% of our gross income for each taxable year must consist of income that is qualifying income for purposes of the 75% Gross Income Test, other types of interest and dividends, gain from the sale or disposition of shares or securities, or any combination of these (the “95% Gross Income Test”).

These and other REIT provisions of the Code may limit our ability to hedge the risks inherent to our operations. From time to time, we may enter into hedging transactions with respect to one or more of our assets or liabilities. Our hedging transactions may include entering into interest rate swaps, caps and floors, options to purchase these items, and futures and forward contracts. Any income or gain derived by us from transactions that hedge certain risks, such as the risk of changes in interest rates, will not be treated as gross income for purposes of either the 75% Gross Income Test or the 95% Gross Income Test, unless specific requirements are met. Such requirements include that the hedging transaction be properly identified within prescribed time periods and that the transaction either (1) hedges risks associated with indebtedness issued by us that is incurred to acquire or carry real estate assets or (2) manages the risks of currency fluctuations with respect to income or gain that qualifies under the 75% Gross Income Test or 95% Gross Income Test (or assets that generate such income). To the extent that we do not properly identify such transactions as hedges, hedge with other types of financial instruments, or hedge other types of indebtedness, the income from those transactions is not likely to be treated as qualifying income for purposes of the 75% Gross Income Test and the 95% Gross Income Test. As a result of these rules, we may have to limit the use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than we would otherwise incur.

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

Our organizational documents permit us to make distributions from any source, including the net proceeds from an offering. There is no limit on the amount of offering proceeds we may use to pay distributions. We have funded and may continue to fund distributions from the net proceeds of our offerings, borrowings and the sale of assets to the extent distributions exceed our earnings or cash flows from operations. While our policy is generally to pay distributions from cash flow from operations, our distributions through December 31, 2015 have been paid from proceeds from our Continuous Registered Offerings conducted prior to the IPO, proceeds from the IPO and the Follow-On Offerings, and sales of assets, and may in the future be paid from additional sources, such as from borrowings. To the extent we fund distributions from sources other than cash flow from operations, such distributions may constitute a return of capital and we will have fewer funds available for the acquisition of properties and your overall return may be reduced. Further, to the extent distributions exceed our earnings and profits, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder will be required to recognize capital gain.

We have issued Series A Preferred Stock and intend to issue Series B Preferred Stock, which, along with future issuances of debt securities and preferred equity, rank senior to our Class A common stock in priority of dividend payment and upon liquidation, dissolution winding up, and may adversely affect the trading price of our Class A common stock.

We have issued 2,875,000 shares of Series A Preferred Stock and are offering up to 150,000 shares of Series B Preferred Stock in a continuous offering that are senior to our common stock with respect to priority of dividend payments and rights upon liquidation, dissolution or winding up. The Series A Preferred Stock and Series B Preferred Stock may limit our ability to make distributions to holders of our Class A common stock. In the future, we may issue debt or additional preferred equity securities or incur other borrowings. Upon our liquidation, holders of our debt securities, other loans and Series A Preferred Stock, Series B Preferred Stock and additional preferred stock, if any, will receive a distribution of our available assets before common stockholders. Any additional preferred stock, if issued, likely will also have a preference on periodic distribution payments, which could eliminate or otherwise limit our ability to make distributions to holders of our Class A common stock. Holders of shares of our Class A common stock bear the risk that our future issuances of debt or equity securities, including Series A Preferred Stock and Series B Preferred Stock, or our incurrence of other borrowings may negatively affect the trading price of our Class A common stock.

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

Stockholders have no rights to buy additional shares of our stock in the event we issue new shares of stock. We may issue common stock, convertible debt or preferred stock pursuant to a subsequent public offering or a private placement, to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration, or to our Manager in payment of some or all of the base management fee or incentive fee or operating expense reimbursements that may be earned by our Manager. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Investors purchasing shares of our Class A common stock in an offering who do not participate in any future stock issuances will experience dilution in the percentage of the issued and outstanding shares of Class A common stock they own. In addition, while shares of our Class B-3 common stock will not be listed on a national securities exchange, such shares convert automatically into shares of Class A common stock on March 17, 2016. We cannot predict the effect that the conversion of shares of our Class B-3 common stock into shares of Class A common stock will have on the market price of our Class A common stock, but this conversion may place downward pressure on the price of our Class A common stock, particularly at the time of conversion. As a further result of this conversion, owners of shares of our Class A common stock will experience dilution in the percentage of the issued and outstanding shares of Class A common stock they own.

Redemption of our Series A Preferred Stock or Series B Preferred Stock for shares of our Class A common stock will dilute the ownership interest of existing holders of our Class A common stock, including stockholders whose shares of Series A Preferred Stock or Series B Preferred Stock were previously redeemed for shares of our Class A common stock, and stockholders whose shares of Series B Preferred Stock were previously converted into shares of our Class A common stock or whose Warrants were previously exercised for shares of our Class A common stock.

Commencing on October 21, 2022, the holders of shares of our Series A Preferred Stock have the option to cause us to redeem their shares at a redemption price of $25.00 per share, plus an amount equal to all accrued but unpaid dividends. In addition, the holders of shares of Series B Preferred Stock may require us to redeem such shares based on the volume weighted average price per share of our Class A common stock for the 20 trading days prior to the redemption. The redemption price for any such redemptions of shares of Series A Preferred Stock or Series B Preferred Stock are payable, in our sole discretion, in cash or in equal value of shares of our Class A common stock, at our option. The redemption of our Series A Preferred Stock or our Series B Preferred Stock for shares of our Class A common stock may result in the dilution of some or all of the ownership interests of existing stockholders, including stockholders whose shares of Series A Preferred Stock were previously redeemed for shares of our Class A common stock, and stockholders whose shares of Series B Preferred Stock were previously converted into shares of our Class A common stock or whose Warrants were previously exercised for shares of our Class A common stock. Any sales in the public market of our Class A common stock issuable upon any such redemption could adversely affect prevailing market prices of our Class A common stock. In addition, any redemption of our Series A Preferred Stock or our Series B Preferred Stock for shares of our Class A common stock could depress the price of our Class A common stock.

Because shares of our common stock were not listed on a national securities exchange prior to the IPO, there may be pent-up demand to sell such shares. Significant sales of shares of our Class A common stock, or the perception that significant sales of such shares could occur, may cause the price of shares of our Class A common stock to decline significantly.

Prior to the IPO, shares of our common stock were not listed on any national securities exchange and the ability of stockholders to liquidate their investments was limited. As a result, there may be pent-up demand to sell shares of our common stock. A large volume of sales of shares of our Class A common stock (whether such Class A shares are issued in an offering, OP Units exchanged for shares of our Class A common stock in connection with the contribution transactions, or shares of our Class A common stock created by the automatic conversion of shares of our Class B-3 common stock) could further decrease the prevailing market price of our shares of Class A common stock and could impair our ability to raise additional capital through the sale of equity securities in the future. Even if sales of a substantial number of shares of our Class A common stock are not effectuated, the perception of the possibility of these sales could depress the market price for shares of our Class A common stock and have a negative effect on our ability to raise capital in the future.

Risks Related to Offerings of our Series A Preferred Stock and/or our Series B Preferred Stock

Because we conduct substantially all of our operations through our operating partnership, our ability to pay dividends on both our Series A Preferred Stock and our Series B Preferred Stock depends almost entirely on the distributions we receive from our operating partnership. We may not be able to pay dividends regularly on our Series A Preferred Stock or on our Series B Preferred Stock.

We may not be able to pay dividends on a regular quarterly basis in the future on either or both of our Series A Preferred Stock or our Series B Preferred Stock. We intend to contribute the entire net proceeds from the offerings of our Series A Preferred Stock and our Series B Preferred Stock to our operating partnership in exchange for Series A Preferred Units and Series B Preferred Units (as applicable) that have substantially the same economic terms as the Series A Preferred Stock and the Series B Preferred Stock (respectively). Because we conduct substantially all of our operations through our operating partnership, our ability to pay dividends on the Series A Preferred Stock and the Series B Preferred Stock will depend almost entirely on payments and distributions we receive on our interests in our operating partnership. If our operating partnership fails to operate profitably and to generate sufficient cash from operations (and the operations of its subsidiaries), we may not be able to pay dividends on the Series A Preferred Stock or the Series B Preferred Stock. Furthermore, any new shares of preferred stock on parity with the Series A Preferred Stock and/or the Series B Preferred Stock will substantially increase the cash required to continue to pay cash dividends at stated levels. Any common stock or preferred stock that may be issued in the future to finance acquisitions, upon exercise of stock options or otherwise, would have a similar effect.

Your interests in our Series A Preferred Stock and/or our Series B Preferred Stock could be diluted by the incurrence of additional debt, the issuance of additional shares of preferred stock, including additional shares of Series A Preferred Stock and/or Series B Preferred Stock, and by other transactions.

As of December 31, 2015, our total long term indebtedness was approximately $383.6 million, and we may incur significant additional debt in the future. Each of the Series A Preferred Stock and the Series B Preferred Stock is subordinate to all of our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. Our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and we have issued 2,875,000 shares of Series A Preferred Stock and are offering up to 150,000 shares of Series B Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Series A Preferred Stock or the Series B Preferred Stock would dilute the interests of the holders of shares of Series A Preferred Stock or Series B Preferred Stock (respectively), and any issuance of preferred stock senior to the Series A Preferred Stock or the Series B Preferred Stock, or of additional indebtedness, could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Series A Preferred Stock and/or on the Series B Preferred Stock. We may issue preferred stock on parity with the Series A Preferred Stock without the consent of the holders of the Series A Preferred Stock, and we may issue preferred stock on parity with the Series B Preferred Stock without the consent of the holders of the Series B Preferred Stock. Other than the Asset Coverage Ratio (as defined below) with respect to the Series A Preferred Stock and the right of holders to cause us to redeem the Series A Preferred Stock upon a Change of Control/Delisting (as defined below), none of the provisions relating to the Series A Preferred Stock or the Series B Preferred Stock relate to or limit our indebtedness or afford the holders of shares of Series A Preferred Stock or Series B Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of shares of Series A Preferred Stock or the holders of shares of Series B Preferred Stock.

In the event a holder of our Series A Preferred Stock exercises a Redemption at Option of Holder on or after October 21, 2022, or a holder of our Series B Preferred Stock exercises their redemption option, we may redeem such shares of Series A Preferred Stock or Series B Preferred Stock, as applicable, either for cash, or for shares of our Class A common stock, or any combination thereof, in our sole discretion.

If we choose to so redeem for Class A common stock, the holder will receive shares of our Class A common stock and therefore be subject to the risks of ownership thereof. See “—Risks Related to an Offering of our Class A Common Stock.” Ownership of shares of our Series A Preferred Stock or shares of our Series B Preferred Stock will not give you the rights of holders of our common stock. Until and unless you receive shares of our Class A common stock upon redemption, you will have only those rights applicable to holders of our Series A Preferred Stock or our Series B Preferred Stock (as applicable).

Neither the Series A Preferred Stock nor the Series B Preferred Stock has been rated.

We have not sought to obtain a rating for either the Series A Preferred Stock or the Series B Preferred Stock. No assurance can be given, however, that one or more rating agencies might not independently determine to issue such ratings or that such a ratings, if issued, would not adversely affect the market price of the Series A Preferred Stock or the Series B Preferred Stock (as applicable). In addition, we may elect in the future to obtain a rating of the Series A Preferred Stock and/or the Series B Preferred Stock, which could adversely impact the market price of the Series A Preferred Stock and/or the Series B Preferred Stock. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward, placed on negative outlook or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. While ratings do not reflect market prices or the suitability of a security for a particular investor, such downward revision or withdrawal of a rating could have an adverse effect on the market price of the Series A Preferred Stock or the Series B Preferred Stock. It is also possible that the Series A Preferred Stock and/or the Series B Preferred Stock will never be rated.

Dividend payments on the Series A Preferred Stock and on the Series B Preferred Stock are not guaranteed.

Although dividends on each of the Series A Preferred Stock and on the Series B Preferred Stock are cumulative, our board of directors must approve the actual payment of such distributions. Our board of directors can elect at any time or from time to time, and for an indefinite duration, not to pay any or all accrued distributions. Our board of directors could do so for any reason, and may be prohibited from doing so in the following instances:

•	poor historical or projected cash flows;

•	the need to make payments on our indebtedness;

•	concluding that payment of distributions on the Series A Preferred Stock and/or on the Series B Preferred Stock would cause us to breach the terms of any indebtedness or other instrument or agreement; or

•	determining that the payment of distributions would violate applicable law regarding unlawful distributions to stockholders.

We intend to use the net proceeds from the offering of the Series A Preferred Stock to fund future investments and for other general corporate and working capital purposes, but the offering is not conditioned upon the closing of pending property investments and we will have broad discretion to determine alternative uses of proceeds.

We intend to use a portion of the net proceeds from the offering of our Series A Preferred Stock to fund future investments and for other general corporate and working capital purposes. However, the offering is not conditioned upon the closing of definitive agreements to acquire or invest in any properties. We will have broad discretion in the application of the net proceeds from the offering, and holders of our Series A Preferred Stock will not have the opportunity as part of their investment decision to assess whether the net proceeds are being used appropriately. Because of the number and variability of factors that will determine our use of the net proceeds from the offering of our Series A Preferred Stock, their ultimate use may vary substantially from their currently intended use, and result in investments that are not accretive to our results from operations.

Our Series A Preferred Stock is a new issuance and does not have an established trading market, which, among other factors, may negatively affect its market value and the ability of holders of our Series A Preferred Stock to transfer or sell their shares.

The Series A Preferred Stock is a new issue of securities with no established trading market. The Series A Preferred Stock is listed on the NYSE MKT under the symbol “BRG-PrA”, but there can be no assurance that an active trading market on the NYSE MKT for the shares will develop or continue, and transaction costs could be high, in which case the trading price of shares of the Series A Preferred Stock could be adversely affected and the ability to transfer or sell shares of our Series A Preferred Stock will be limited. If an active trading market does exist on the NYSE MKT, the Series A Preferred Stock may trade at prices lower than the initial offering price. The trading price of the Series A Preferred Stock will depend on many factors, including:

•	prevailing interest rates;

•	the market for similar securities;

•	general economic and financial market conditions;

•	our issuance of debt or preferred equity securities; and

•	our financial condition, results of operations and prospects.

If we are required to make payments under any “bad boy” carve-out guaranties, recourse guaranties, and completion guaranties that we may provide in connection with certain mortgages and related loans in connection with an event that constitutes a Change of Control/Delisting, our business and financial results could be materially adversely affected.

In causing our subsidiaries to obtain certain nonrecourse loans, we may provide standard carve-out guaranties. These guaranties are generally only applicable if and when the borrower directly, or indirectly through agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper (commonly referred to as “bad boy” guaranties). We also may enter into recourse guaranties with respect to future mortgages, or provide credit support to development projects through completion guaranties, which also could increase risk of repayment. In some circumstances, pursuant to guarantees to which we are a party or that we may enter into in the future, our obligations pursuant to such “bad boy” carve-out guaranties and other guaranties may be triggered by a Change of Control/Delisting, because, among other things, such an event may result indirectly in a change of control of the applicable borrower. Because a Change of Control/Delisting while any Series A Preferred Stock is outstanding also triggers a right of redemption for cash by the holders thereof, the effect of a Change of Control/Delisting could negatively impact our liquidity and overall financial condition, and could negatively impact the ability of holders of shares of our Series A Preferred Stock to receive dividends or other amounts on their shares of Series A Preferred Stock.

There is a risk of delay in our redemption of the Series A Preferred Stock, and we may fail to redeem such securities as required by their terms.

Substantially all of the investments we presently hold and the investments we expect to acquire in the future are, and will be, illiquid. The illiquidity of our investments may make it difficult for us to obtain cash quickly if a need arises. If we are unable to obtain sufficient liquidity prior to a redemption date, we may be forced to engage in a partial redemption or to delay a required redemption. If such a partial redemption or delay were to occur, the market price of shares of the Series A Preferred Stock might be adversely affected, and stockholders entitled to a redemption payment may not receive payment.

The Series A Preferred Stock will bear a risk of early redemption by us.

We may voluntarily redeem some or all of the Series A Preferred Stock for cash on or after October 21, 2020. Any such redemptions may occur at a time that is unfavorable to holders of the Series A Preferred Stock. We may have an incentive to redeem the Series A Preferred Stock voluntarily if market conditions allow us to issue other preferred stock or debt securities at an interest or distribution rate that is lower than the distribution rate on the Series A Preferred Stock. Given the potential for early redemption of the Series A Preferred Stock, holders of such shares may face an increased reinvestment risk, which is the risk that the return on an investment purchased with proceeds from the sale or redemption of the Series A Preferred Stock may be lower than the return previously obtained from the investment in such shares.

Holders of Series A Preferred Stock should not expect us to redeem the shares of Series A Preferred Stock on the date they first become redeemable or on any particular date after they become redeemable.

Except in limited circumstances related to our ability to qualify as a REIT, our compliance with our Asset Coverage Ratio, or a special optional redemption in connection with a Change of Control/Delisting, the Series A Preferred Stock may be redeemed by us at our option, either in whole or in part, only on or after October 21, 2020. Any decision we make at any time to propose a redemption of the Series A Preferred Stock will depend upon, among other things, our evaluation of our capital position and general market conditions at the time. It is likely that we would choose to exercise our optional redemption right only when prevailing interest rates have declined, which would adversely affect the ability of holders of shares of our Series A Preferred Stock to reinvest proceeds from the redemption in a comparable investment with an equal or greater yield to the yield on the Series A Preferred Stock had their shares not been redeemed. In addition, there is no penalty or premium payable on redemption, and the market price of the shares of Series A Preferred Stock may not exceed the $25.00 liquidation preference at the time the shares become redeemable for any reason.

Compliance with the Asset Coverage Ratio may result in our early redemption of your Series A Preferred Stock.

The terms of our Series A Preferred Stock require us to maintain asset coverage of at least 200% calculated by determining the percentage value of (1) our total assets plus accumulated depreciation minus our total liabilities and indebtedness as reported in our financial statements prepared in accordance with GAAP (exclusive of the book value of any Redeemable and Term Preferred Stock (as defined below)), over (2) the aggregate liquidation preference, plus an amount equal to all accrued and unpaid dividends, of our outstanding Series A Preferred Stock and any outstanding shares of term preferred stock or preferred stock providing for a fixed mandatory redemption date or maturity date (collectively referred to as “Redeemable and Term Preferred Stock”) on the last business day of any calendar quarter (the “Asset Coverage Ratio”).

If we are not in compliance with the Asset Coverage Ratio, we may redeem shares of Redeemable and Term Preferred Stock, which may include Series A Preferred Stock, including shares that will result in compliance with the Asset Coverage Ratio up to and including 285%. This could result in our ability to redeem a significant amount of the Series A Preferred Stock prior to October 21, 2020.

We may not have sufficient funds to redeem the Series A Preferred Stock upon a Change of Control/Delisting.

A “Change of Control/Delisting” is when, after the original issuance of the Series A Preferred Stock, any of the following has occurred and is continuing:

•        a “person” or “group” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act”), other than our company, its subsidiaries, and its and their employee benefit plans, has become the direct or indirect “beneficial owner,” as defined in Rule 13d-3 under the Exchange Act, of our common equity representing more than 50% of the total voting power of all outstanding shares of our common equity that are entitled to vote generally in the election of directors, with the exception of the formation of a holding company;

•        consummation of any share exchange, consolidation or merger of our company or any other transaction or series of transactions pursuant to which our common stock will be converted into cash, securities or other property, other than any such transaction where the shares of our common stock outstanding immediately prior to such transaction constitute, or are converted into or exchanged for, a majority of the common stock of the surviving person or any direct or indirect parent company of the surviving person immediately after giving effect to such transaction;

•        any sale, lease or other transfer in one transaction or a series of transactions of all or substantially all of the consolidated assets of our company and its subsidiaries, taken as a whole, to any person other than one of the company’s subsidiaries;

•        our stockholders approve any plan or proposal for the liquidation or dissolution of our company;

•        our Class A common stock ceases to be listed or quoted on a national securities exchange in the United States; or

•        at least a majority of our board of directors ceases to be constituted of directors who were either a member of our board of directors on October 21, 2015 or who became a member of our board of directors subsequent to that date and whose appointment, election or nomination for election by our stockholders was duly approved by a majority of the continuing directors on our board of directors at the time of such approval, either by a specific vote or by approval of the proxy statement issued by our company on behalf of our board of directors in which such individual is named as nominee for director (each, a “Series A Continuing Director”).

Upon the occurrence of a Change of Control/Delisting, unless we have exercised our right to redeem the Series A Preferred Stock, each holder of the Series A Preferred Stock will have the right to require us to redeem all or any part of such stockholder’s Series A Preferred Stock at a price equal to the liquidation preference of $25.00 per share, plus an amount equal to any accumulated and unpaid dividends up to and including the date of payment. If we experience a Change of Control/Delisting, there can be no assurance that we would have sufficient financial resources available to satisfy our obligations to redeem the Series A Preferred Stock and any guarantees or indebtedness that may be required to be repaid or repurchased as a result of such event. Our failure to redeem the Series A Preferred Stock could have material adverse consequences for us and the holders of the Series A Preferred Stock. In addition, the special optional redemption in connection with a Change of Control/Delisting feature of the Series A Preferred Stock may have the effect of inhibiting a third party from making an acquisition proposal for the company, or of delaying, deferring or preventing a change of control of the company under circumstances that otherwise could provide the holders of our Class A common stock and Series A Preferred Stock with the opportunity for liquidity or the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.

Market interest rates may have an effect on the value of the Series A Preferred Stock.

One of the factors that will influence the price of the Series A Preferred Stock will be the dividend yield on the Series A Preferred Stock (as a percentage of the price of the Series A Preferred Stock, as applicable) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of the Series A Preferred Stock to expect a higher dividend yield and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of the Series A Preferred Stock to decrease.

Holders of the Series A Preferred Stock will be subject to inflation risk.

Inflation is the reduction in the purchasing power of money resulting from the increase in the price of goods and services. Inflation risk is the risk that the inflation-adjusted, or “real,” value of an investment in preferred stock or the income from that investment will be worth less in the future. As inflation occurs, the real value of the Series A Preferred Stock and dividends payable on such shares declines.

Holders of Series A Preferred Stock have extremely limited voting rights.

The voting rights of holders of shares of Series A Preferred Stock will be extremely limited. Our common stock is the only class or series of our stock carrying full voting rights. Voting rights for holders of shares of Series A Preferred Stock exist primarily with respect to the ability to elect two additional directors in the event that dividends for each of six quarterly dividend periods payable on the Series A Preferred Stock are in arrears, and with respect to voting on amendments to our charter that materially and adversely affect the rights of the Series A Preferred Stock or the creation of additional classes or series of preferred stock that are senior to the Series A Preferred Stock with respect to a liquidation, dissolution or winding up of our affairs. Other than in limited circumstances, holders of Series A Preferred Stock will not have voting rights.

The amount of the liquidation preference is fixed and holders of Series A Preferred Stock will have no right to receive any greater payment.

The payment due upon liquidation is fixed at the liquidation preference of $25.00 per share of Series A Preferred Stock, plus an amount equal to all accrued and unpaid dividends thereon, to, but not including the date of, liquidation, whether or not authorized or declared. If, in the case of our liquidation, there are remaining assets to be distributed after payment of this amount, you will have no right to receive or to participate in these amounts. Further, if the market price of a holder’s shares of Series A Preferred Stock is greater than the liquidation preference, the holder will have no right to receive the market price from us upon our liquidation.

Our charter and the articles supplementary establishing the Series A Preferred Stock each contain restrictions upon ownership and transfer of the Series A Preferred Stock, which may impair the ability of holders to acquire the Series A Preferred Stock and the shares of our common stock into which shares of Series A Preferred Stock may be converted, at the company’s option, pursuant to the redemption at the option of the holder after October 21, 2022.

Our charter and the articles supplementary establishing the Series A Preferred Stock each contain restrictions on ownership and transfer of the Series A Preferred Stock intended to assist us in maintaining our qualification as a REIT for federal income tax purposes. For example, to assist us in qualifying as a REIT, the articles supplementary establishing the Series A Preferred Stock prohibit anyone from owning, or being deemed to own by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding Series A Preferred Stock. You should consider these ownership limitations prior to a purchase of the Series A Preferred Stock. The restrictions could also have anti-takeover effects and could reduce the possibility that a third party will attempt to acquire control of us, which could adversely affect the market price of the Series A Preferred Stock.

Our ability to pay dividends or redeem shares is limited by the requirements of Maryland law.

Our ability to pay dividends on the Series A Preferred Stock or redeem shares is limited by the laws of Maryland. Under applicable Maryland law, a Maryland corporation generally may not make a distribution (including a dividend or redemption) if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter provides otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we generally may not make a distribution on the Series A Preferred Stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of the Series A Preferred Stock. Any dividends or redemption payments may be delayed or prohibited.

If our common stock is delisted, the ability to transfer or sell shares of the Series A Preferred Stock may be limited and the market value of the Series A Preferred Stock will be materially adversely affected.

If our common stock is delisted, it is likely that the Series A Preferred Stock will be delisted as well. Accordingly, if our common stock is delisted, the ability of holders to transfer or sell their shares of the Series A Preferred Stock may be limited and the market value of the Series A Preferred Stock may be materially adversely affected.

To the extent that our distributions represent a return of capital for tax purposes, stockholders may recognize an increased gain or a reduced loss upon subsequent sales (including cash redemptions) of their shares of Series A Preferred Stock.

The dividends payable by us on the Series A Preferred Stock may exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. If that were to occur, it would result in the amount of distributions that exceed our earnings and profits being treated first as a return of capital to the extent of the stockholder’s adjusted tax basis in the stockholder’s Series A Preferred Stock and then, to the extent of any excess over the stockholder’s adjusted tax basis in the stockholder’s Series A Preferred Stock, as capital gain. Any distribution that is treated as a return of capital will reduce the stockholder’s adjusted tax basis in the stockholder’s Series A Preferred Stock, and subsequent sales (including cash redemptions) of such stockholder’s Series A Preferred Stock will result in recognition of an increased taxable gain or reduced taxable loss due to the reduction in such adjusted tax basis.

There is no public market for our Series B Preferred Stock or Warrants and we do not expect one to develop.

There is no public market for our Series B Preferred Stock or Warrants offered in this offering, and we currently have no plan to list these securities on a securities exchange or to include these shares for quotation on any national securities market. Additionally, our charter contains restrictions on the ownership and transfer of our securities, including our Series B Preferred Stock, and these restrictions may inhibit the ability to sell shares of our Series B Preferred Stock or Warrants promptly or at all. Furthermore, the Warrants will expire four years from the date of issuance. If holders are able to sell the Series B Preferred Stock or Warrants, they may only be able to be sold at a substantial discount from the price originally paid. Therefore, Units should be purchased only as a long-term investment. After one year from the date of issuance, the Warrants will be exercisable at the option of the holder for shares of our Class A common stock, which currently are publicly traded on the NYSE MKT. Beginning two years from the date of original issuance, we may redeem, and upon original issuance the holder of shares of Series B Preferred Stock may require us to redeem, such shares, with the redemption price payable, in our sole discretion, in cash or in equal value of shares of our Class A common stock, based on the volume weighted average price per share of our Class A common stock for the 20 trading days prior to the redemption. If we opt to pay the redemption price in shares of our Class A common stock, holders of shares of Series B Preferred Stock may receive publicly traded shares as we currently expect to continue listing our Class A common stock on the NYSE MKT.

We will be required to terminate our offering of Series B Preferred Stock if our Class A common stock is no longer listed on the NYSE MKT or another national securities exchange.

The Series B Preferred Stock is a “covered security” and therefore is not subject to registration under the state securities, or “Blue Sky,” regulations in the various states in which it may be sold due to its seniority to our Class A common stock, which is listed on the NYSE MKT. If our Class A common stock is no longer listed on the NYSE MKT or another appropriate exchange, we will be required to register the offering or Series B Preferred Stock in any state in which we subsequently offer the Units. This would require the termination of the offering and could result in our raising an amount of gross proceeds that is substantially less than the amount of the gross proceeds we expect to raise if the maximum offering is sold. This would reduce our ability to make additional investments and limit the diversification of our portfolio.

Although the Warrants are not “covered securities,” most states include an exemption from securities registration for warrants that are exercisable into a listed security. Therefore, the Warrants are subject to state securities registration in any state that does not provide such an exemption and the offering of Series B Preferred Stock must be registered in order to sell the Warrants in these states.

There may not be a broad market for our Class A common stock, which may cause our Class A common stock to trade at a discount and make it difficult for holders of Warrants to sell the Class A common stock for which the Warrants are exercisable and for which shares of our Series B Preferred Stock may be redeemable at our option.

Our Class A common stock for which the Warrants are exercisable trades on the NYSE MKT under the symbol “BRG.” Listing on the NYSE MKT or another national securities exchange does not ensure an actual or active market for our Class A common stock. Historically, our Class A common stock has had a low trading volume. Accordingly, an actual or active market for our Class A common stock may not be maintained, the market for our Class A common stock may not be liquid, the holders of our Class A common stock may be unable to sell their shares of our Class A common stock, and the prices that may be obtained following the sale of our Class A common stock upon the exercise of Warrants or the redemption of shares of Series B Preferred Stock may not reflect the underlying value of our assets and business.

Shares of Series B Preferred Stock may be redeemed for shares of our Class A common stock, which rank junior to the Series B Preferred Stock with respect to dividends and upon liquidation.

The holders of shares of Series B Preferred Stock may require us to redeem such shares, with the redemption price payable, in our sole discretion, in cash or in equal value of shares of our Class A common stock, based on the volume weighted average price per share of our Class A common stock for the 20 trading days prior to the redemption. We may opt to pay the redemption price in shares of our Class A common stock. The rights of the holders of shares of Series B Preferred Stock and Series A Preferred Stock rank senior to the rights of the holders of shares of our common stock as to dividends and payments upon liquidation. Unless full cumulative dividends on our shares of Series B Preferred Stock and Series A Preferred Stock for all past dividend periods have been declared and paid (or set apart for payment), we will not declare or pay dividends with respect to any shares of our Class A common stock for any period. Upon liquidation, dissolution or winding up of our company, the holders of shares of our Series B Preferred Stock are entitled to receive a liquidation preference of Stated Value, $1,000 per share, plus an amount equal to all accrued but unpaid dividends and holders of shares of our Series A Preferred Stock are entitled to receive a liquidation preference of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, prior and in preference to any distribution to the holders of shares of our Class A common stock or any other class of our equity securities.

We will be able to call shares of Series B Preferred Stock for redemption under certain circumstances without the consent of the holder.

We will have the ability to call the outstanding shares of Series B Preferred Stock after two years from the date of original issuance of such shares of Series B Preferred Stock. At that time, we will have the right to redeem, at our option, the outstanding shares of Series B Preferred Stock, in whole or in part, at 100% of the Stated Value per share, plus an amount equal to any accrued and unpaid dividends.

Our requirement to redeem the Series B Preferred Stock in the event of a Series B Change of Control may deter a change of control transaction otherwise in the best interests of our stockholders.

Upon the occurrence of a Series B Change of Control (as defined below), we will be required to redeem all outstanding shares of the Series B Preferred Stock in whole within 60 days after the first date on which such Series B Change of Control occurred, in cash at a redemption price of $1,000 per share, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date. The mandatory redemption in connection with a Series B Change of Control feature of the Series B Preferred Stock may have the effect of inhibiting a third party from making an acquisition proposal for the company, or of delaying, deferring or preventing a change of control of the company under circumstances that otherwise could provide the holders of our Class A common stock and Series B Preferred Stock with the opportunity for liquidity or the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.

A “Series B Change of Control” is when, after the initial issuance of the Series B Preferred Stock, any of the following has occurred and is continuing:

•         a “person” or “group” within the meaning of Section 13(d) of the Exchange Act, other than our company, its subsidiaries, and its and their employee benefit plans, has become the direct or indirect “beneficial owner,” as defined in Rule 13d-3 under the Exchange Act, of our common equity representing more than 50% of the total voting power of all outstanding shares of our common equity that are entitled to vote generally in the election of directors, with the exception of the formation of a holding company;

•         consummation of any share exchange, consolidation or merger of our company or any other transaction or series of transactions pursuant to which our Class A common stock will be converted into cash, securities or other property, (1) other than any such transaction where the shares of our Class A common stock outstanding immediately prior to such transaction constitute, or are converted into or exchanged for, a majority of the common stock of the surviving person or any direct or indirect parent company of the surviving person immediately after giving effect to such transaction, and (2) expressly excluding any such transaction preceded by our company’s acquisition of the capital stock of another company for cash, securities or other property, whether directly or indirectly through one of our subsidiaries, as a precursor to such transactions; or

•         at least a majority of our board of directors ceases to be constituted of directors who were either a member of our board of directors on February 24, 2016 or who becomes a member of our board of directors subsequent to that date and whose appointment, election or nomination for election by our stockholders was duly approved by a majority of the continuing directors on our board of directors at the time of such approval, either by a specific vote or by approval of the proxy statement issued by our company on behalf of our board of directors in which such individual is named as nominee for director (each, a “Series B Continuing Director”).

Upon the sale of any individual property, holders of Series B Preferred Stock do not have a priority over holders of our common stock regarding return of capital.

Holders of our Series B Preferred Stock do not have a right to receive a return of capital prior to holders of our common stock upon the individual sale of a property. Depending on the price at which such property is sold, it is possible that holders of our common stock will receive a return of capital prior to the holders of our Series B Preferred Stock, provided that any accrued but unpaid dividends have been paid in full to holders of Series B Preferred Stock. It is also possible that holders of common stock will receive additional distributions from the sale of a property (in excess of their capital attributable to the asset sold) before the holders of Series B Preferred Stock receive a return of their capital.

We established the offering price for the Units pursuant to negotiations among us and our affiliated dealer manager; as a result, the actual value of your investment may be substantially less than what you pay.

The selling price of the Units was determined pursuant to negotiations among us and the dealer manager, which is an affiliate of Bluerock, based upon the following primary factors: the economic conditions in and future prospects for the industry in which we compete; our prospects for future earnings; an assessment of our management; the present state of our development; the prevailing conditions of the equity securities markets at the time of this offering; the present state of the market for non-traded REIT securities; and current market valuations of public companies considered comparable to our company. Because the offering price is not based upon any independent valuation, the offering price is not indicative of the proceeds that you would receive upon liquidation.

Your percentage of ownership may become diluted if we issue new shares of stock or other securities, and issuances of additional preferred stock or other securities by us may further subordinate the rights of the holders of our Class A common stock (which you may become upon receipt of redemption payments in shares of our Class A common stock, conversion of any of your shares of Series B Preferred Stock or exercise of any of your Warrants).

We may make redemption payments under the terms of the Series B Preferred Stock in shares of our Class A common stock. Although the dollar amounts of such payments are unknown, the number of shares to be issued in connection with such payments may fluctuate based on the price of our Class A common stock. Any sales or perceived sales in the public market of shares of our Class A common stock issuable upon such redemption payments could adversely affect prevailing market prices of shares of our Class A common stock. The issuance of shares of our Class A common stock upon such redemption payments also may have the effect of reducing our net income per share (or increasing our net loss per share). In addition, the existence of Series B Preferred Stock may encourage short selling by market participants because the existence of redemption payments could depress the market price of shares of our Class A common stock.

Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our Class A common stock or to raise capital through the issuance of additional preferred stock (including equity or debt securities convertible into preferred stock), options, warrants and other rights, on such terms and for such consideration as our board of directors in its sole discretion may determine. Any such issuance could result in dilution of the equity of our stockholders. Our board of directors may, in its sole discretion, authorize us to issue common stock or other equity or debt securities (a) to persons from whom we purchase apartment communities, as part or all of the purchase price of the community, or (b) to our Manager in lieu of cash payments required under the management agreement or other contract or obligation. Our board of directors, in its sole discretion, may determine the value of any common stock or other equity or debt securities issued in consideration of apartment communities or services provided, or to be provided, to us.

Our charter also authorizes our board of directors, without stockholder approval, to designate and issue one or more classes or series of preferred stock in addition to the Series B Preferred Stock offered in this offering (including equity or debt securities convertible into preferred stock) and to set or change the voting, conversion or other rights, preferences, restrictions, limitations as to dividends or other distributions and qualifications or terms or conditions of redemption of each class or series of shares so issued. If any additional preferred stock is publicly offered, the terms and conditions of such preferred stock (including any equity or debt securities convertible into preferred stock) will be set forth in a registration statement registering the issuance of such preferred stock or equity or debt securities convertible into preferred stock. Because our board of directors has the power to establish the preferences and rights of each class or series of preferred stock, it may afford the holders of any series or class of preferred stock preferences, powers, and rights senior to the rights of holders of common stock or the Series B Preferred Stock. If we ever create and issue additional preferred stock or equity or debt securities convertible into preferred stock with a distribution preference over common stock or the Series B Preferred Stock, payment of any distribution preferences of such new outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock and our Series B Preferred Stock. Further, holders of preferred stock are normally entitled to receive a preference payment if we liquidate, dissolve, or wind up before any payment is made to the common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of additional preferred stock may delay, prevent, render more difficult or tend to discourage a merger, tender offer, or proxy contest, the assumption of control by a holder of a large block of our securities, or the removal of incumbent management.

Stockholders have no rights to buy additional shares of stock or other securities if we issue new shares of stock or other securities. We may issue common stock, convertible debt or preferred stock pursuant to a subsequent public offering or a private placement, or to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration. Investors purchasing Units in the offering of our Series B Preferred Stock who do not participate in any future stock issuances will experience dilution in the percentage of the issued and outstanding stock they own. In addition, depending on the terms and pricing of any additional offerings and the value of our investments, you also may experience dilution in the book value and fair market value of, and the amount of distributions paid on, your shares of Series B Preferred Stock and common stock, if any.

Our ability to redeem shares of Series B Preferred Stock may be limited by Maryland law.

Under Maryland law, a corporation may redeem stock as long as, after giving effect to the redemption, the corporation is able to pay its debts as they become due in the usual course (the equity solvency test) and its total assets exceed the sum of its total liabilities plus, unless its charter permits otherwise, the amount that would be needed, if the corporation were to be dissolved at the time of the redemption, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights on dissolution are superior to those whose stock is being redeemed (the balance sheet solvency test). If the company is insolvent at any time when a redemption of shares of Series B Preferred Stock is required to be made, the company may not be able to effect such redemption.

Our charter and the articles supplementary establishing the Series B Preferred Stock each contain, and the Warrant Agreement will contain, restrictions upon ownership and transfer of the Series B Preferred Stock and the Warrants, which may impair the ability of holders to acquire the Series B Preferred Stock, the Warrants and the shares of our Class A common stock upon exercise of the Warrants and into which shares of Series B Preferred Stock may be converted, at the company’s option.

Our charter and the articles supplementary establishing the Series B Preferred Stock each contain, and the Warrant Agreement will contain, restrictions on ownership and transfer of the Series B Preferred Stock and the Warrants intended to assist us in maintaining our qualification as a REIT for federal income tax purposes. For example, to assist us in qualifying as a REIT, the articles supplementary establishing the Series B Preferred Stock prohibit anyone from owning, or being deemed to own by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding Series B Preferred Stock. Additionally, the Warrant Agreement will prohibit any person from beneficially or constructively owning more than 9.8% of our Warrants, and will provide that Warrants may not be exercised to the extent such exercise would result in the holder’s beneficial or constructive ownership of more than 9.8%, in number or value, whichever is more restrictive, of our outstanding shares of common stock, or more than 9.8% in value of our outstanding capital stock. You should consider these ownership limitations prior to a purchase of the Units.

There is a risk of delay in our redemption of the Series B Preferred Stock, and we may fail to redeem such securities as required by their terms.

Substantially all of the investments we presently hold and the investments we expect to acquire in the future are, and will be, illiquid. The illiquidity of our investments may make it difficult for us to obtain cash quickly if a need arises. If we are unable to obtain sufficient liquidity prior to a redemption date, we may be forced to engage in a partial redemption or to delay a required redemption. If such a partial redemption or delay were to occur, the market price of shares of the Series B Preferred Stock might be adversely affected, and stockholders entitled to a redemption payment may not receive payment.

Holders of the Series B Preferred Stock will be subject to inflation risk.

Inflation is the reduction in the purchasing power of money resulting from the increase in the price of goods and services. Inflation risk is the risk that the inflation-adjusted, or “real,” value of an investment in preferred stock or the income from that investment will be worth less in the future. As inflation occurs, the real value of the Series B Preferred Stock and dividends payable on such shares declines.

Holders of the Series B Preferred Stock have no control over changes in our policies and operations.

Our board of directors determines our major policies, including with regard to investment objectives, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Holders of our Series B Preferred Stock have no voting rights.

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

There are numerous conflicts of interest between our interests and the interests of our Manager, Bluerock and their respective affiliates, including conflicts arising out of allocation of personnel to our activities, allocation of investment opportunities between us and investment vehicles affiliated with Bluerock, purchase or sale of apartment properties, including from or to Bluerock or its affiliates and fee arrangements with our Manager that might induce our Manager to make investment decisions that are not in our best interests. Examples of these potential conflicts of interest include:

•	Bluerock and Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, which are managed by Bluerock and its affiliates, own a significant portion of our common stock on a fully diluted basis, which could give Bluerock the ability to control the outcome of matters submitted for stockholder approval and allow Bluerock to exert significant influence over our company in a manner that may not be in the best interests of our other stockholders;

•	Competition for the time and services of personnel that work for us and our affiliates;

•	Compensation payable by us to our Manager and its affiliates for their various services, which may not be on market terms and is payable, in some cases, whether or not our stockholders receive distributions;

•	The possibility that our Manager, its officers and their respective affiliates will face conflicts of interest relating to the purchase and leasing of properties, subject to the terms of our investment allocation agreement with our Manager and Bluerock, and that such conflicts may not be resolved in our favor, thus potentially limiting our investment opportunities, impairing our ability to make distributions and adversely affecting the trading price of our stock;

•	The possibility that if we acquire properties from Bluerock or its affiliates, the price may be higher than we would pay if the transaction were the result of arm’s-length negotiations with a third party;

•	The possibility that our Manager will face conflicts of interest caused by its indirect ownership by Bluerock, some of whose officers are also our officers and two of whom are directors of ours, resulting in actions that may not be in the long-term best interests of our stockholders;

•	Our Manager has considerable discretion with respect to the terms and timing of our acquisition, disposition and leasing transactions, and the incentive fee payable by us to our Manager is determined based on AFFO, which may create an incentive for our Manager to make investments that are risky or more speculative than would otherwise be in our best interests;

•	The possibility that we may acquire or merge with our Manager, resulting in an internalization of our management functions;

•	The possibility that conflicts of interest may arise between BR-NPT Springing Entity, LLC, or NPT, as a holder of OP Units, and our stockholders with respect to a reduction of indebtedness of our operating partnership, which could have adverse tax consequences to certain members of NPT thereby making those transactions less desirable to NPT, which will continue to be managed by a Bluerock affiliate;

•	The possibility that the competing demands for the time of our Manager, its affiliates and our officers may result in them spending insufficient time on our business, which may result in our missing investment opportunities or having less efficient operations, which could reduce our profitability and result in lower distributions to you; and

•	Many of our investments have been made through joint venture arrangements with affiliates of our Manager (in addition to unaffiliated third parties), which arrangements were not the result of arm’s-length negotiations of the type normally conducted between unrelated co-venturers, and which could result in a disproportionate benefit to affiliates of our Manager.

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

If you fail to meet the fiduciary and other standards under ERISA or the Code as a result of an investment in our stock, you could be subject to liability and penalties.

Special considerations apply to the purchase of stock or holding of Warrants by employee benefit plans subject to the fiduciary rules of Title I of ERISA, including pension or profit sharing plans and entities that hold assets of such ERISA Plans, and plans and accounts that are subject to the prohibited transaction rules of Section 4975 of the Code, including IRAs, Keogh Plans, and medical savings accounts (collectively, we refer to ERISA Plans and plans subject to Section 4975 of the Code as “Benefit Plans”). If you are investing the assets of any Benefit Plan, you should satisfy yourself that:

•	your investment is consistent with your fiduciary obligations under ERISA and the Code;

•	your investment is made in accordance with the documents and instruments governing the Benefit Plan, including the Benefit Plan’s investment policy;

•	your investment satisfies the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA, if applicable, and other applicable provisions of ERISA and the Code;

•	your investment will not impair the liquidity of the Benefit Plan;

•	your investment will not produce UBTI for the Benefit Plan;

•	you will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the Benefit Plan; and

•	your investment will not constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Fiduciaries may be held personally liable under ERISA for losses as a result of failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA. In addition, if an investment in our stock or holding of Warrants constitutes a non-exempt prohibited transaction under ERISA or the Code.

General Risks Related Ownership of our Securities

The cash distributions you receive may be less frequent or lower in amount than you expect.

Our directors determine the amount and timing of distributions in their sole discretion. Our directors consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements, general operational requirements and the requirements necessary to maintain our REIT qualification. We cannot assure you that we will consistently be able to generate sufficient available cash flow to make distributions, nor can we assure you that sufficient cash will be available to make distributions to you. We may borrow funds, return capital, make taxable distributions of our stock or debt securities, or sell assets to make distributions. We cannot predict the amount of distributions you may receive. We may be unable to pay or maintain cash distributions or increase distributions over time.

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

Special considerations apply to the purchase of stock by employee benefit plans subject to the fiduciary rules of title I of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), including pension or profit sharing plans and entities that hold assets of such plans, which we refer to as ERISA Plans, and plans and accounts that are not subject to ERISA, but are subject to the prohibited transaction rules of Section 4975 of the Code, including IRAs, Keogh Plans, and medical savings accounts. (Collectively, we refer to ERISA Plans and plans subject to Section 4975 of the Code as “Benefit Plans” or “Benefit Plan Investors”). If you are investing the assets of any Benefit Plan, you should consider whether:

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

Item 1B.   Unresolved Staff Comments

None.

Item 2.      Properties

As of December 31, 2015, we were invested in fourteen operating real estate properties and six development properties through joint venture partnerships. The following tables provide summary information regarding our operating and development investments, which are either consolidated or presented on the equity method of accounting.

Operating Properties

Multifamily Community Name/Location	Number of Units	Date Built/Renovated (1)	Ownership Interest	Average Rent (2)	% Occupied (3)
ARIUM Grandewood, Orlando, FL (4)	306	2005	95.0%	$1,184	97%
ARIUM Palms, Orlando, FL	252	2008	95.0%	1,161	94%
Ashton Reserve, Charlotte, NC (5)	473	2012/2015	100.0%	968	92%
Enders at Baldwin Park, Orlando, FL	220	2003	89.5%	1,595	97%
EOS, Orlando, FL	296	2015	(6)	1,211	51%
Fox Hill, Austin, TX	288	2010	94.6%	1,145	98%
Lansbrook Village, Palm Harbor, FL	602	2004	90.0%	1,182	93%
MDA Apartments, Chicago, IL	190	2006	35.3%	2,251	92%
Park & Kingston, Charlotte, NC (7)	168	2015	96.4%	1,151	91%
Sorrel, Frisco, TX (8)	352	2015	95.0%	1,288	77%
Sovereign, Fort Worth, TX	322	2015	95.0%	1,265	90%
Springhouse at Newport News, Newport News, VA	432	1985	75.0%	837	93%
Village Green of Ann Arbor, Ann Arbor, MI	520	2013	48.6%	1,167	91%
Whetstone, Durham, NC	204	2015	(6)	1,325	73%
Total/Average	4,625			$1,200	93%

(1) Represents date of last significant renovation or year built if no renovations.

(2) Represents the average effective monthly rent per occupied unit for all occupied units for the three months ended December 31, 2015, excluding Whetstone, EOS and Sorrell, which are still in lease-up. The average rent for Whetstone, EOS and Sorrel, is pro forma based on underwriting. Total concessions for the three months ended December 31, 2015 amounted to approximately $0.3 million.

(3) Percent occupied is calculated as (i) the number of units occupied as of December 31, 2015, divided by (ii) total number of units, expressed as a percentage, excluding Whetstone, EOS and Sorrell, which are still in lease-up.

(4) ARIUM Grandewood was formerly called ARIUM Grande Lakes.

(5) Ashton Reserve is comprised of Ashton I and Ashton II.

(6) EOS and Whetstone are currently preferred equity investments providing a stated investment return and both properties are in lease-up and average actual rents were $1,165 and $1,091, respectively, net of upfront lease-up concessions.

(7) Park & Kingston is comprised of Park & Kingston and Park & Kingston II. We own 96.0% of 151 units of Park & Kingston acquired in March 2015 and 100.0% of 15 units of Park & Kingston II acquired in November 2015, for a combined ownership of 96.4%.

(8) Sorrel is in lease-up and average actual rents were $1,272, net of up-front lease-up concessions.

Development Properties

Multifamily Community Name, Location	Number of Units	Total Estimated Construction Cost (in millions)	Cost to Date (in millions)	Estimated Construction Cost Per Unit	Initial Occupancy	Construction Completion	Pro Forma Average Rent (1)
Alexan CityCentre, Houston, TX	340	$81.8	$31.8	$240,588	1Q17	4Q17	$2,144
Alexan Southside Place, Houston, TX	269	$48.6	$4.2	$180,669	3Q17	2Q18	$2,019
Cheshire Bridge, Atlanta, GA	285	$48.7	$9.7	$170,877	1Q17	3Q17	$1,559
Domain 1, Garland, TX	301	$47.2	$4.3	$156,811	2Q17	2Q18	$1,425
Flagler Village, Fort Lauderdale, FL	384	$126.6	$6.1	$329,688	2Q18	2Q19	$2,481
Lake Boone Trail, Raleigh, NC	245	$39.6	$6.8	$161,633	1Q18	3Q18	$1,402
	1,824						$1,887

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

On February 18, 2016, the closing price of our Class A common stock, as reported on the NYSE MKT, was $9.82.

The following table sets forth, for the periods indicated, the high and low intraday sale prices of our Class A common stock for each quarter since the completion of our IPO, as reported on the NYSE MKT, and the distributions paid by us with respect to those periods.

Quarter Ended	High	Low	Distributions (1)
June 30, 2014 (commencing April 2, 2014 through June 30, 2014)	$15.40	$12.01	$0.290
September 30, 2014	$14.27	$11.21	$0.290
December 31, 2014	$13.44	$11.51	$0.290

March 31, 2015	$13.73	$12.42	$0.290
June 30, 2015	$14.07	$12.27	$0.290
September 30, 2015	$13.08	$10.53	$0.290
December 31, 2015	$12.84	$10.33	$0.290

(1)	Distribution information is for distributions declared with respect to that quarter.

On January 13, 2016, our board of directors authorized, and we declared monthly dividends for the first quarter of 2016 equal to a quarterly rate of $0.29 per share on our Class A common stock and $0.29 per share on our Class B common stock, payable monthly to the stockholders of record as of January 25, 2016, February 25, 2016 and March 24, 2016, which will be paid in cash on February 5, 2016, March 5, 2016 and April 5, 2016, respectively. Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of our Class A common stock.

Stockholder Information

As of February 18, 2016, we had approximately 19,202,833 shares of Class A common stock outstanding held by a total of 879 stockholders, one of which is the holder for all beneficial owners who hold in street name; and 353,629 shares of Class B-3 common stock outstanding, held by a total of 726 stockholders.

Distributions

Future distributions paid by the Company will be at the discretion of our board of directors and will depend upon the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as our board of directors deems relevant.

Distributions paid on our Class A common shares, and our Class B-1, B-2 and B-3 common shares, and OP Units and LTIP Units that are entitled to receive distribution equivalents when dividends are paid on the common stock, by quarter for the years ended December 31, 2015 and 2014, respectively, were as follows (amounts in thousands, except per share amounts):

	Distributions
	Declared Per Share	Total Paid
2014
First Quarter	$0.113	$416
Post-IPO
Second Quarter	0.290	1,190
Third Quarter	0.290	1,788
Fourth Quarter	0.290	2,375
Total	$0.983	$5,769

2015
First Quarter	$0.290	$3,560
Second Quarter	0.290	4,628
Third Quarter	0.290	5,931
Fourth Quarter	0.290	6,008
Total	$1.160	$20,127

On January 13, 2016, our board of directors declared monthly dividends for the first quarter of 2016 equal to a quarterly rate of $0.29 per share on our Class A common stock and $0.29 per share on our Class B common stock, payable monthly to the stockholders of record as of January 25, 2016, February 25, 2016 and March 24, 2016, which will be paid in cash on February 5, 2016, March 5, 2016 and April 5, 2016, respectively. Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of our Class A common stock.

The declared dividends equal a monthly dividend on the Class A common stock and the Class B common stock as follows: $0.096666 per share for the dividend paid to stockholders of record as of January 25, 2016, $0.096667 per share for the dividend paid to stockholders of record as of February 25, 2016, and $0.096667 per share for the dividend paid to stockholders of record as of March 24, 2016. A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that we will continue to declare dividends or at this rate.

Distributions paid for the years ended December 31, 2015 and 2014, respectively, were funded from cash provided by operating activities except with respect to $5,524,000 and $6,400,000, respectively, which was funded from sales of real estate, borrowings, and/or proceeds of our equity offerings.

	Twelve Months Ended December 31,
	2015	2014
	(In thousands)
Cash provided by operating activities	$16,708	$5,145

Cash distributions to preferred shareholders	$-	$-
Cash distributions to common shareholders	(20,127)	(5,771)
Cash distributions to noncontrolling interests	(2,105)	(5,774)
Total distributions	(22,232)	(11,545)

Shortfall	$(5,524)	$(6,400)

Proceeds from sale of joint venture interests	$-	$4,985
Proceeds from sale of unconsolidated real estate joint ventures	$15,590	$10,830
Proceeds from sale of real estate	$17,862	$-

Equity Compensation Plans

Former Incentive Plans

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

No awards were granted to our executive officers under our Former Incentive Plan. Each of our current independent directors previously received 5,000 shares of restricted stock in connection with the commencement of our Continuous Registered Offerings, and 2,500 shares of restricted stock upon their annual re-election to the board, under our Former Incentive Plan. Pursuant to the terms of our Former Incentive Plan, the restricted stock vested 20% at the time of the grant, and vested or will vest 20% on each anniversary thereafter over four years from the date of the grant. All restricted stock previously granted under our Former Incentive Plan may receive distributions, whether vested or unvested. No additional grants of common stock or other equity-related awards will be made under our Former Incentive Plan.

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

On April 7, 2015, our board of directors adopted, and on May 28, 2015 our stockholders approved, the amendment and restatement of the 2014 Individuals Plan (“Amended 2014 Individuals Plan”) and the 2014 Entities Plan (“Amended 2014 Entities Plan”). Upon the approval by our stockholders of the Amended 2014 Individuals Plan and the Amended 2014 Entities Plan (the “Amended 2014 Individuals Plan and the Amended 2014 Entities Plan, together the “Amended 2014 Incentive Plans”), the 2014 Individuals Plan and the 2014 Entities Plan were terminated. Under the Amended 2014 Incentive Plans, we have reserved and authorized an aggregate number of 475,000 shares of our common stock for issuance.

Administration of the Amended 2014 Incentive Plans

The Amended 2014 Incentive Plans are administered by the compensation committee of our board of directors, except that the Amended 2014 Plans will be administered by our board of directors with respect to awards made to directors who are not employees. This summary uses the term “administrator” to refer to the compensation committee or our board of directors, as applicable. The administrator will approve all terms of awards under the Amended 2014 Incentive Plans. The administrator will also approve who will receive grants under the Amended 2014 Incentive Plans and the number of shares of our Class A common stock subject to each grant.

Eligibility

Employees and officers of our company and our affiliates (including officers and employees of our Manager and operating partnership) and members of our board of directors are eligible to receive grants under the Amended 2014 Individuals Plan. In addition, individuals who provide significant services to us or an affiliate, including individuals who provide services to us or an affiliate by virtue of employment with, or providing services to, our Manager or operating partnership may receive grants under the Amended 2014 Individuals Plan.

Entities that provide significant services to us or our affiliates, including our Manager, that are selected by the administrator may receive grants under the Amended 2014 Entities Plan.

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our Amended 2014 Incentive Plans, as of December 31, 2015.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	-	-	191,610
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	191,610

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

Unregistered Sale of Equity Securities

We previously disclosed our issuances during the years ended December 31, 2015, 2014 and 2013 of equity securities that were not registered under the Securities Act of 1933, as amended, in Item 33 of Part II of Pre-Effective Amendment No. 1 to our Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”) on September 29, 2014, and in our Current Reports on Form 8-K and amendments thereto on Form 8-K/A, as applicable, filed with the SEC on February 17, 2015, February 18, 2015, May 13, 2015, May 15, 2015, July 9, 2015, August 12, 2015, August 17, 2015, September 11, 2015, September 11, 2015, November 17, 2015, and November 19, 2015.

Item 6.   Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Bluerock Residential Growth REIT, Inc., and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Bluerock Residential Growth REIT, Inc., a Maryland corporation, and, as required by context, Bluerock Residential Holdings, L.P., a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. We refer to Bluerock Real Estate, L.L.C., a Delaware limited liability company, as “Bluerock”, and we refer to our external manager, BRG Manager, LLC, as our “Manager.” Both Bluerock and our Manager are affiliated with the Company. Also see “Forward-Looking Statements” preceding Part I.

Overview

We were incorporated as a Maryland corporation on July 25, 2008. Our principal business objective is to maximize returns through investments in Class A institutional-quality apartment properties in demographically attractive growth markets across the United States where we believe we can drive substantial growth in our funds from operations and net asset value through one or more of our Core-Plus, Value-Add, Opportunistic and Invest-to-Own investment strategies.

We are externally managed by our Manager, an affiliate of Bluerock. We conduct our operations through our Operating Partnership, of which we are the sole general partner. The consolidated financial statements include our accounts and those of the Operating Partnership.

As of December 31, 2015, our portfolio consisted of interests in twenty properties (fourteen operating and six development properties). The twenty properties contain an aggregate of 6,449 units, comprised of 4,625 operating units and 1,824 units under development. As of December 31, 2015, these properties, exclusive of our development properties, and Whetstone, EOS and Sorrell, the lease-up properties, were approximately 93% occupied.

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

Our IPO, Contribution Transactions and Follow-On Offerings

We raised capital in our Continuous Registered Offerings, carried out in a manner consistent with offerings of non-listed REITs, from our inception until September 9, 2013, when we terminated the Continuous Registered Offerings in connection with the board of directors’ consideration of strategic alternatives to maximize value to our stockholders. Through September 9, 2013, we had raised an aggregate of $22.6 million in gross proceeds through our Continuous Registered Offerings, including our distribution reinvestment plan.

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

In connection with the IPO, shares of our Class A common stock were listed on the NYSE MKT for trading under the symbol “BRG.” Pursuant to the second articles of amendment and restatement to our charter filed on March 26, 2014 (the “Second Charter Amendment”), each share of our common stock outstanding immediately prior to the listing, including shares sold in our Continued Registered Offerings, was changed into one-third of a share of each of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock. Following the filing of the Second Charter Amendment, we effected a 2.264881-to-1 reverse stock split of our outstanding shares of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock, and on March 31, 2014, we effected an additional 1.0045878-to-1 reverse stock split of our outstanding shares of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock.

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

On May 22, 2015, we completed an underwritten shelf takedown offering (the “May 2015 Follow-On Offering”) of 6,348,000 shares of Class A common stock, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. Net proceeds of the May 2015 Follow-On Offering were approximately $77.6 million after deducting underwriting discounts and commissions and offering costs.

On October 21, 2015, we completed an underwritten shelf takedown offering of 2,875,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock (the “October 2015 Preferred Stock Offering”), par value $0.01 per share, liquidation preference $25.00 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. Net proceeds of the October 2015 Preferred Stock Offering were approximately $69.2 million after deducting underwriting discounts and commissions and estimated offering costs.

Together, the January 2015 Follow-On Offering, the May 2015 Follow-On Offering and the October 2015 Preferred Stock Offering are referred to as the 2015 Follow-On Offerings. The October 2014 Follow-On Offering, together with the 2015 Follow-On Offerings are referred to as the Follow-On Offerings.

Our total stockholders’ equity increased $114.8 million from $92.4 million as of December 31, 2014 to $207.2 million as of December 31, 2015. The increase in our total stockholders’ equity is primarily attributable to the 2015 Follow-On Offerings which increased our stockholders’ equity by $131.3 million, our net income of $1.8 million, $5.9 million of equity compensation and partially offset by distributions declared of $22.1 million for the year ended December 31, 2015.

Other Significant Developments

Acquisition of Interest in Lansbrook Village

On May 23, 2014, Bluerock Special Opportunity + Income Fund II, LLC (“Fund II”) sold a 32.67% limited liability company interest in BR Lansbrook JV Member, LLC, or BR Lansbrook JV Member, to BRG Lansbrook, LLC, a wholly-owned subsidiary of our Operating Partnership, for a purchase price of approximately $5.4 million in cash, and Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”) sold a 52.67% limited liability company interest in BR Lansbrook JV Member to BRG Lansbrook, LLC, for a purchase price of approximately $8.8 million in cash. BR Lansbrook JV Member is the owner and holder of a 90% limited liability company interest in BR Carroll Lansbrook JV, LLC, which, as of December 31, 2014, owned 588 condominium units being operated as an apartment community within a 774-unit condominium property known as Lansbrook Village located in Palm Harbor, Florida, or the Lansbrook property. As further consideration for the Lansbrook acquisition, we were required to provide certain standard scope non-recourse carveout guarantees (and related hazardous materials indemnity agreements) related to approximately $42.0 million of indebtedness encumbering the Lansbrook property through a joinder to the loan agreement. The purchase price paid for the acquired interest was based on the amounts capitalized by Fund II and Fund III in the Lansbrook property plus an 8% annualized return for the period they held their respective interests in BR Lansbrook JV Member. The approximate dollar value attributed to Mr. Kamfar, as a result of his indirect ownership of Bluerock, was $0.2 million. Both Fund II and Fund III continued to own a 7.33% and 7.33%, respectively, limited liability interest in BR Lansbrook JV Member.

In December 2015, we invested an additional $3.7 million, plus customary prorations, in equity in Lansbrook, increasing our indirect ownership interest in the property from 76.8% to 90.00%. The additional interests were purchased from Fund II and Fund III, affiliates of our Manager, based on an appraisal value, plus customary prorations.

 Investment in Alexan CityCentre Property

On July 1, 2014, through a wholly-owned subsidiary of our Operating Partnership, we made a convertible preferred equity investment in a multi-tiered joint venture along with Bluerock Growth Fund, LLC, (“BGF”), Fund II and Fund III (collectively , the “BRG Co-Investors”), which are affiliates of our Manager, and an affiliate of Trammell Crow Residential, or TCR, to develop a 340-unit class A, apartment community located in Houston, Texas, to be known as Alexan CityCentre.

For development of the Alexan CityCentre property and funding of any required reserves, we have made a capital commitment of $6.5 million, all of which has been funded, to acquire 100% of the preferred membership interests in BR T&C BLVD Member, LLC, or the BR Alexan Member, through a wholly-owned subsidiary of our Operating Partnership, BRG T&C BLVD Houston, LLC (“BRG Alexan”). The BRG Co-Investors’ budgeted development-related capital commitments are as follows: BGF, $8.8 million; Fund II, $5.4 million; and Fund III, $3.4 million, to acquire 49.95%, 30.61% and 19.44% of the common membership interests in the BR Alexan Member, respectively.

Under the operating agreement for BR Alexan Member, our preferred membership interest earns and shall be paid on a current basis a preferred return at the annual rate of 15.0% times the outstanding amount of our capital contributions made pursuant to our capital commitment. As of December 31, 2015 we have fully funded our capital commitment and (ii) the BRG Co-Investors have funded $17.7 million.

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

Investment in EOS Property, formerly referred to as UCF Orlando

On July 29, 2014, through a wholly-owned subsidiary of our Operating Partnership, we made a convertible preferred equity investment in a multi-tiered joint venture along with Fund I, an affiliate of our Manager, and CDP UCFP Developer, LLC, a Georgia limited liability company and non-affiliated entity, to develop a 296-unit class A apartment community located in Orlando, Florida, located in close proximity to the University of Central Florida and Central Florida Research Park, and will be a featured component of a master-planned, Publix-anchored retail development known as Town Park, or the EOS property.

For development of the EOS property and funding of any required reserves, we have made a capital commitment of $3.6 million, all of which has been funded, to acquire 100% of the preferred membership interests in BR Orlando UCFP, LLC, or BR Orlando JV Member, through a wholly-owned subsidiary of our Operating Partnership, BRG UCFP Investor, LLC.

Under the operating agreement for BR Orlando JV Member, our preferred membership interest earns and shall be paid on a current basis a preferred return at the annual rate of 15.0% on the outstanding amount of our capital contributions made pursuant to our capital commitment. To date we have fully funded our capital commitment and Fund I has funded $5.6 million.

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

We have the right, in our sole discretion, to convert our preferred membership interest in BR Orlando JV Member into a common membership interest for a period of six (6) months from and after the date upon which 70% of the units in the EOS property have been leased, or the EOS Conversion Trigger Date. Assuming that we and Fund I have made all capital contributions as required, and all accrued preferred returns have been paid to us, upon conversion we will receive a common membership interest of 31% of the aggregate common membership interest in BR Orlando JV Member, or the EOS Expected Interest, and the membership percentage of Fund I shall be adjusted accordingly. If the facts as of the EOS Conversion Trigger Date are substantially different from the capital investment assumptions resulting in our receipt of the EOS Expected Interest, then we and Fund I are required to confer and determine in good faith a new common membership interest percentage relative to our conversion.

Prior to the exercise of the conversion right, Fund I shall be the manager of BR Orlando JV Member, and shall have the power and authority to govern the business of BR Orlando JV Member, subject to the approval of certain “major decisions” by members holding a majority of the membership interests and subject to the further requirement that our economic interests and other rights in and to the EOS property may not be diluted or altered without our prior written consent.

Acquisition of Additional Interest in Enders Property

As of June 30, 2014, through a joint venture, we held a 48.4% indirect equity interest in the Enders property.

On September 10, 2014, through the Enders property joint venture, we acquired an additional 41.1% indirect interest in the Enders property in exchange for approximately $4.4 million in cash and approximately $8.0 million in additional financing proceeds, such that we currently hold an indirect 89.5% interest therein.

Acquisition of Interest in ARIUM Grandewood, formerly referred to as ARIUM Grande Lakes

On November 4, 2014, we, through BRG Grande Lakes, LLC, a Delaware limited liability company and a wholly owned subsidiary of our Operating Partnership, acquired a ninety five percent (95.0%) limited liability company interest in BR Carroll Grande Lakes JV, LLC, which is the owner and holder of a 100% limited liability company interest in BR Carroll Arium Grande Lakes Owner, LLC, a Delaware limited liability company (“Property Owner”), for a total purchase price of approximately $43.3 million. Property Owner concurrently acquired a 306-unit Class A apartment community located in Orlando, Florida known as Venue Apartments, which was rebranded as ARIUM Grandewood.

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

Restructuring and Sale of Grove at Waterford Interests

On December 3, 2014, we, through BR Waterford Crossing JV, LLC, a Delaware limited liability company and a wholly owned subsidiary of our Operating Partnership (“BRG Grove”), and BRG Co-Owner, owned a 252-unit apartment community located in Hendersonville, Tennessee, or the Grove at Waterford property, as tenants-in-common.  BRG Grove owned a 60.0% tenant in common interest in the Grove at Waterford property. On December 18, 2014, BRG Grove sold its 60.0% tenant in common interest in the Grove at Waterford property and BRG Co-Owner sold its 40.0% tenant in common interest in the property to Bell Hendersonville, which is an unaffiliated third party, for an aggregate of $37.7 million, subject to a loan prepayment penalty and certain prorations and adjustments typical in such real estate transactions. After deduction for payment of the existing mortgage indebtedness and payment of loan prepayment penalty, closing costs and fees, the sale of our interest in the Grove at Waterford property generated net proceeds to us of approximately $9.0 million.

 Acquisition of Alexan Southside Place Interests

On January 12, 2015, through a wholly-owned subsidiary of our Operating Partnership, BRG Southside, LLC, or BRG Southside, we made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II and Fund III (collectively, the “BRG Co-Investors”), which are affiliates of our Manager, and an affiliate of Trammell Crow Residential, or TCR, to develop an approximately 269-unit class A, apartment community located in Houston, Texas, to be known as the Alexan Southside Place property. The Alexan Southside Place property will be developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC, as tenant under an 85-year ground lease. We have made a capital commitment of $17.3 million to acquire 100% of the preferred equity interests in BRG Southside, LLC, all of which has been funded at December 31, 2015.

Restructuring and Sale of 23Hundred@Berry Hill Interests

On December 9, 2014 we, through our Operating Partnership, through BEMT Berry Hill, LLC, a Delaware limited liability company and a wholly owned subsidiary of our Operating Partnership (“BEMT Berry Hill”), entered into a series of transactions and agreements to restructure the ownership of the Berry Hill property (the “Restructuring Transactions”).

Prior to the Restructuring Transactions, we held a 25.1% indirect equity interest in the Berry Hill property, Fund III held a 28.4% indirect equity interest, Bluerock Growth Fund, LLC, a Delaware limited liability company, or BGF, an affiliate of our Manager, held a 29.0% indirect equity interest, and Stonehenge 23Hundred JV Member, LLC (“Stonehenge JV Member”), our joint venture partner and an affiliate of Stonehenge Real Estate Group, LLC (“Stonehenge”), held the remaining 17.5% indirect equity interest plus a promote interest based on investment return hurdles for its service as developer of the property. These indirect equity interests were held in BR Stonehenge 23Hundred JV, LLC, a Delaware limited liability company (“JV LLC”), which owns 100% of 23Hundred, LLC, a Delaware limited liability company (“23Hundred”), which owned 100% of the Berry Hill property.

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

Acquisition of Interest in Park & Kingston

On March 16, 2015, we, through a wholly-owned subsidiary of our Operating Partnership, completed an investment of $6.3 million in a multi-tiered joint venture along with Fund III to acquire 153 newly-constructed units (the “Phase I Units”) in a Class AA apartment community in Charlotte, North Carolina known as the Park & Kingston Apartments (“Park & Kingston”). Our indirect ownership interest in Park & Kingston was 46.95%. The purchase price for the Phase I Units of $27.85 million was funded, in part, with a $15.25 million senior mortgage loan secured by the Park & Kingston property and improvements.

In May 2015, we invested an additional $6.5 million, plus customary prorations, in equity in Park & Kingston, increasing our indirect ownership interest in the property from 46.95% to approximately 96.0%. The additional interests were purchased from Fund III based on the original purchase price on a pro rata basis, plus customary prorations.

At the time of the acquisition of Park & Kingston we had the ability to acquire 15 units under development at Park & Kingston (the “Phase II Units”). Upon completion of the development we acquired 100% of the Phase II Units for a purchase price of approximately $2.9 million, plus customary prorations.

Acquisition of Interest in Fox Hill

On March 26, 2015, we, through subsidiaries of our Operating Partnership, completed an investment of $10.2 million in a multi-tiered joint venture along with Fund III, and three unaffiliated investors (collectively, the “Third Parties”), to acquire a 288-unit apartment community located in Austin, Texas known as the Fox Hill Apartments (“Fox Hill”). Our indirect ownership in Fox Hill was 85.27%. The purchase price of $38.15 million was funded, in part, with a $26.71 million senior mortgage loan secured by the Fox Hill property and improvements.

In May 2015, we invested an additional $1.1 million, plus customary prorations, in equity in Fox Hill, increasing our indirect ownership interest in the property from 85.27% to approximately 94.62%. The additional interests were purchased from Fund III based on the original purchase price on a pro rata basis, plus customary prorations.

Acquisition of Whetstone Interests

On May 20, 2015, through BRG Whetstone Durham, LLC, a wholly-owned subsidiary of our Operating Partnership, we made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of TriBridge Residential, LLC, to acquire a 204-unit Class A apartment community located in Durham, North Carolina, to be known as Whetstone Apartments. We have made a capital commitment of $12.2 million to acquire 100% of the preferred equity interests in BRG Whetstone Durham, LLC all of which has been funded as of December 31, 2015. The acquisition of Whetstone Apartments was partially funded by a bridge loan of approximately $25.2 million secured by the Whetstone Apartment property. The loan matures May 18, 2016 and bears interest on a floating basis based on LIBOR plus 2.0%. The loan can be prepaid without penalty. We provided certain standard scope non-recourse carveout guaranties in conjunction with the loan.

Acquisition of Cheshire Bridge Interests

On May 29, 2015, through BRG Cheshire, LLC, a wholly-owned subsidiary of our Operating Partnership, we made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of Catalyst Development Partners II, to develop a 285-unit Class A apartment community located in Atlanta, Georgia, to be known as Cheshire Bridge Apartments. We have made a capital commitment of $16.4 million to acquire 100% of the preferred equity interests in BRG Cheshire, LLC, all of which has been funded as of December 31, 2015.

Acquisition of Interests in Ashton Reserve, comprised of Ashton I & II

On August 19, 2015, we, through subsidiaries of our Operating Partnership, completed an investment of $13.5 million to acquire a 100% fee simple interest in a 322-unit apartment community located in Charlotte, North Carolina known as the Ashton Reserve at Northlake Phase I (“Ashton I”). The purchase price of $44.75 million was funded, in part, with the assumption of a $31.9 million senior mortgage loan secured by the Ashton I property and improvements.

In addition, on December 14, 2015, we, through a subsidiary of our Operating Partnership, acquired an additional 151-unit apartment community adjacent to Ashton I, known as Ashton Reserve at Northlake Phase II, or Ashton II. The purchase price of approximately $21.8 million was funded, in part, with a $15.3 million senior mortgage loan secured by the Ashton II property and improvements.

Acquisition of ARIUM Palms at World Gateway, formerly known as Century Palms at World Gateway

On August 20, 2015, we, through subsidiaries of our Operating Partnership, completed an investment of $13.0 million in a multi-tiered joint venture along with an unaffiliated investor, to acquire a 252-unit apartment community located in Orlando, Florida known as the ARIUM Palms at World Gateway Apartments (“ARIUM Palms”). Our indirect ownership in ARIUM Palms was 95.0%. The purchase price of $37.0 million was funded, in part, with a $25.0 million senior mortgage loan secured by the ARIUM Palms property and improvements.

Acquisition of Sorrel and Sovereign Apartments

On October 29, 2015, we, through subsidiaries of our Operating Partnership, completed investments of approximately $17.7 million and approximately $15.2 million in a multi-tiered joint venture along with an affiliate of Carroll Organization, to acquire (i) a 352-unit Class A apartment community located in Frisco, Texas known as the Sorrel Phillips Creek Ranch Apartments (“Sorrel”) and (ii) a 322-unit Class A apartment community located in Fort Worth, Texas known as The Sovereign Apartments (“Sovereign”), respectively. Our indirect ownership interest in the joint venture that owns Sorrel and Sovereign is 95.0%. Sorrel’s purchase price of approximately $55.3 million was funded, in part, with a $38.7 million senior mortgage loan secured by the Sorrel property and improvements. Sovereign’s purchase price of approximately $44.4 million was funded, in part, with a $28.9 million senior mortgage loan secured by the Sovereign property and improvements.

Sale of North Park Towers

On October 16, 2015, we closed on the sale of the North Park Towers property, located in Southfield, Michigan. The 100% owned property was sold for approximately $18.2 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for payment of the existing mortgage indebtedness encumbering the North Park Towers property in the amount of $11.5 million and payment of closing costs and fees, the sale of the property generated net proceeds for us of approximately $6.6 million and a gain on sale of $2.7 million.

Acquisition of Domain Phase 1 Interest

On November 20, 2015, through a wholly-owned subsidiary of our Operating Partnership, BRG Domain Phase 1, LLC, we made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of our Manager, and an affiliate of ArchCo Residential, to develop an approximately 301-unit, class A, apartment community located in Garland, Texas. The property will be developed upon an approximately 10 acres tract of land. We have made a capital commitment of $18.6 million to acquire 100% of the preferred equity interests in BR Member Domain Phase I, LLC, of which $3.8 million has been funded at December 31, 2015.

Acquisition of Flagler Village Interest

On December 18, 2015, through a wholly-owned subsidiary of our Operating Partnership, BRG Flagler Village, LLC, we made an investment in a multi-tiered joint venture along with Fund II, an affiliate of our Manager, and an affiliate of ArchCo Residential, to develop an approximately 384-unit, class A, apartment community located in Ft. Lauderdale, Florida. We have made a capital commitment of $46.8 million to acquire interests in BR Flagler Village, LLC, of which $5.5 million has been funded at December 31, 2015.

Acquisition of Lake Boone Trail

On December 18, 2015, through a wholly-owned subsidiary of our Operating Partnership, BRG Lake Boone, LLC, we made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of our Manager, and an affiliate of Tribridge Residential, LLC, to develop an approximately 245-unit, class A, apartment community located in Raleigh, North Carolina. We have made a capital commitment of $16.8 million to acquire 100% of the preferred equity interests in BR Lake Boone, LLC, of which $9.9 million has been funded at December 31, 2015.

Industry Outlook

We believe that  a significant amount of institutional capital and public REITs are primarily focused on investing in the “big six gateway markets” of Boston, New York, Washington, D.C., Seattle, San Francisco, and Los Angeles, and that many other primary markets are underinvested by institutional/public capital. As a result, we believe that the top 40 primary markets below the gateway markets, including our target markets, provide the opportunity to source investments at cap rates that are at significant premiums to the gateway markets, and have the potential to provide not only significant current income, but also attractive capital appreciation.

 We additionally believe that a number of its target growth markets are underserved by newer Class A apartment properties, especially as the wave of Millennials moves into its prime rental years over the upcoming decade. As such, we believe there is opportunity in certain of our target markets for development and/or redevelopment to deliver Class A product and capture premium rental rates and value growth.

As financial buyers who entered the market following the recent U.S. recession to take advantage of historical spreads between higher acquisition cap rates and lower, long-term financing interest rates enter their disposition periods, we believe the next phase of the cycle provides opportunity for real estate-centric buyers (i.e., buyers who have real estate-specific investment expertise and deep intellectual capital in specific markets), to create value using proven real estate investment strategies.

As the economy continues its recovery and enters an environment of more traditional (i.e., higher) interest rate levels, we believe private purchasers with greater capital constraints who have needed significant leverage to fund acquisitions will become less competitive, which would provide the opportunity to acquire apartment communities from owners who do not have sufficient capital resources to execute their business plans.

We further believe that demographic forces indicate strong growth for apartment demand in the foreseeable future due to a variety of factors, including demand from the growing Millennial population which has a high propensity to rent, the large pent-up demand from young adults that have been living at home or with roommates, increasing share of the rental sector vs. homeownership, the declining homeownership rate due to affordability issues, and negative sentiments toward home ownership following the housing crisis experienced during the Great Recession.

Results of Operations

Note 3, “Real Estate Assets Held for Sale, Discontinued Operations and Sale of Joint Venture Equity Interests,” to our Consolidated Financial Statements provides a discussion of the various purchases and sales of properties and joint venture equity interests. These transactions have resulted in material changes to the presentation of our financial statements.

The following is a summary of our stabilized operating real estate investments as of December 31, 2015:

Multifamily Community	Date Built/Renovated (1)	Number of Units	Ownership Interest	Occupancy %
ARIUM Grandewood	2005	306	95.0%	97%
ARIUM Palms	2008	252	95.0%	94%
Ashton Reserve	2012/2015	473	100.0%	92%
Enders Place at Baldwin Park	2003	220	89.5%	97%
Fox Hill	2010	288	94.6%	98%
Lansbrook Village	2004	602	90.0%	93%
MDA Apartments	2006	190	35.3%	92%
Park & Kingston	2015	168	96.4%	91%
Sovereign	2015	322	95.0%	90%
Springhouse at Newport News	1985	432	75.0%	93%
Village Green of Ann Arbor	2013	520	48.6%	91%
Total/Average		3,773		93%

(1) Represents date of most recent significant renovation or date built if no renovations.

Year ended December 31, 2015 as compared to the year ended December 31, 2014

Revenue

Net rental income increased $13.1 million, or 44.9%, to $42.3 million for the year ended December 31, 2015 as compared to $29.2 million for the same prior year period. This increase was primarily due to the acquisition of interests in various properties subsequent to January 1, 2014, accounted for on a consolidated basis.

Other property revenue increased $0.8 million, or 66.7%, to $2.0 million for the year ended December 31, 2015 as compared to $1.2 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above.

Expenses

Property operating expenses increased $4.7 million, or 35.6%, to $17.9 million for the year ended December 31, 2015 as compared to $13.2 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above. Property NOI margins improved to 59.7% of total revenues for the year ended December 31, 2015, from 56.5% in the prior year period.

General and administrative expenses amounted to $4.1 million for the year ended December 31, 2015 as compared to $2.7 million for the same prior year period. Excluding non-cash amortization of LTIPs and restricted stock expense of $2.1 million and $1.0 million, for the years ended December 31, 2015 and 2014, respectively, general and administrative expenses increased to $2.0 million, or 4.4% of revenues for the year ended December 31, 2015 as compared to $1.7 million, or 5.5% of revenues, for the same prior year end period.

Management fees amounted to $4.2 million for the year ended December 31, 2015 as compared to $1.0 million for the same prior year period. Base management fees were $3.3 million and $0.9 million for the years ended December 31, 2015 and 2014, respectively. Incentive fees were $0.9 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively. These increases were primarily due to the significant increase in our equity base as a result of our Follow-On Offerings. LTIP Units were issued for the payment of base management and incentive fees of $3.7 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively, while cash payment was made for $0.5 million and $0.9 million for the years ended December 31, 2015 and 2014, respectively.

Acquisition costs amounted to $3.5 million for the year ended December 31, 2015 as compared to $4.4 million for the same prior year period. This decrease was primarily due to the acquisition of numerous properties during the second quarter of 2014 in conjunction with the IPO contribution transactions and subsequent 2014 acquisitions as compared to the acquisitions in 2015.

Depreciation and amortization expenses increased to $16.3 million for the year ended December 31, 2015 as compared to $12.6 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above.

Other Income and Expenses

Other income and expenses amounted to net other income of $9.3 million for the year ended December 31, 2015 as compared to net expenses of $3.1 million for the same prior year period. This was primarily due to a gain on the sale of an unconsolidated joint venture interest of $11.3 million in 2015 related to Berry Hill, a gain on the sale of assets of $2.7 million in 2015 related to North Park Towers, an increase in income from unconsolidated joint venture interest of $5.5 million due to additional investments, partially offset by a $2.9 million increase in interest expense, net, as the result of the increase in mortgage payables resulting from the acquisition of interests in the properties mentioned above and the gain on sale of unconsolidated joint ventures of $4.1 million in 2014.

Income from Discontinued Operations

Income from discontinued operations was $0.1 million for the year ended December 31, 2014. There was no income from discontinued operations in 2015. The 2014 amount related to the discontinued operations of our Creekside property, which was sold on March 28, 2014.

Property Operations

We define “same store” properties as those that we owned and operated for the entirety of both periods being compared, except for properties that are in the construction or lease-up phases, or properties that are undergoing development or significant redevelopment. We move properties previously excluded from our same store portfolio for these reasons into the same store designation once they have stabilized or the development or redevelopment is complete and such status has been reflected fully in all quarters during the applicable periods of comparison. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property stabilized upon attainment of 90% physical occupancy, subject to loss-to-lease, bad debt and rent concessions.  For comparison of our three months ended December 31, 2015 and 2014, the same store properties included properties owned at October 1, 2014, excluding the Berry Hill property, which was under construction. Our same store properties for the three months ended December 31, 2015 and 2014 were Springhouse at Newport News, Enders Place at Baldwin Park, Village Green of Ann Arbor, MDA Apartments and Lansbrook Village. Our non-same store properties for the same periods were The Estates at Perimeter/Augusta, 23Hundred@Berry Hill, Grove at Waterford, ARIUM Grandewood, Park & Kingston, Fox Hill, Ashton Reserve and ARIUM Palms. Our same store properties for the twelve months ended December 31, 2015 and 2014 were Springhouse at Newport News, Enders Place at Baldwin Park and MDA Apartments.  Our non-same store properties for the same period were The Estates at Perimeter/Augusta, 23Hundred@Berry Hill, Grove at Waterford, Village Green of Ann Arbor, North Park Towers, Lansbrook Village, ARIUM Grandewood, Park & Kingston, Fox Hill, Ashton, ARIUM Palms, Sorrel and Sovereign.

The Estates at Perimeter/Augusta was accounted for under the equity method during the three months ended December 31, 2014. 23Hundred@Berry Hill was accounted for under the equity method during a portion of the three months ended December 31, 2014. For the three months ended December 31, 2014, the components of non-same store property revenues, property expenses and net operating income represented by these properties were $0.8 million, $0.3 million and $0.5 million, respectively. There were no operating properties accounted for under the equity method during the three months ended December 31, 2015.

The Estates at Perimeter/Augusta was accounted for under the equity method and Creekside was accounted for as discontinued operations during the year ended December 31, 2014. 23Hundred@Berry Hill was accounted for under the equity method during a portion of the year ended December 31, 2014. For the year ended December 31, 2014, the components of non-same store property revenues, property expenses and net operating income represented by these properties were $3.3 million, $1.3 million, and $2.0 million, respectively. The Estates at Perimeter/Augusta, 23Hundred@Berry Hill, and Grove were accounted for under the equity method during the year ended December 31, 2015, but are reflected in our table of net operating income as if they were consolidated. For the year ended December 31, 2015, the components of non-same store property revenues, property expenses and net operating income represented by these properties were $0.2 million, $0.05 million and $0.1 million, respectively.

The following table presents the same store and non-same store results from operations for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,		Change
	2015	2014	$	%
Property Revenues
Same Store	$13,096	$12,402	$694	5.6%
Non-Same Store	31,313	21,229	10,084	47.5%
Total property revenues	44,409	33,631	10,778	32.0%

Property Expenses
Same Store	5,024	5,035	(11)	(0.2)%
Non-Same Store	12,833	9,434	3,399	36.0%
Total property expenses	17,857	14,469	3,388	23.4%

Same Store NOI	8,072	7,367	705	9.6%
Non-Same Store NOI	18,480	11,796	6,684	56.7%
Total NOI (1)	$26,552	$19,163	$7,389	38.6%

(1) See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

The following table presents the same store and non-same store results from operations for the three months ended December 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended December 31,		Change
	2015	2014	$	%
Property Revenues
Same Store	$7,173	$6,839	$334	4.9%
Non-Same Store	6,020	3,745	2,275	60.7%
Total property revenues	13,193	10,584	2,609	24.7%

Property Expenses
Same Store	2,600	2,848	(248)	(8.7)%
Non-Same Store	2,373	1,623	750	46.2%
Total property expenses	4,973	4,471	502	11.2%

Same Store NOI	4,573	3,991	582	14.6%
Non-Same Store NOI	3,647	2,122	1,525	71.9%
Total NOI (1)	$8,220	$6,113	$2,107	34.5%

Twelve Months Ended December 31, 2015 Compared to Twelve Months Ended December 31, 2014

Same store NOI for the twelve months ended December 31, 2015 increased by 9.6% to $8.1 million from $7.4 million for the 2014 period. There was a 5.6% increase in same store property revenues as compared to the 2014 period, primarily attributable to a 3.3% increase in average rental rates, the acquisition of 22 additional units at our Enders property in April 2014, the acquisition of 29 additional units at our Lansbrook property (15 units in 2014 and 14 units in 2015) and a 120 basis point increase in average occupancy. Same stores expenses remained flat at $5.0 million in each of the two periods.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during 2015. The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

Same store NOI for the three months ended December 31, 2015 increased by 14.6% to $4.6 million from $4.0 million for the 2014 period. There was a 4.9% increase in same store property revenues as compared to the 2014 period, primarily attributable to a 4.5% increase in average rent per month and the acquisition of 14 additional units at our Lansbrook property during 2015, balanced by a 50 basis point decrease in average occupancy. Same stores expenses were $2.6 million and $2.8 million, respectively.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during 2015. The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

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

However, NOI should only be used as an alternative measure of our financial performance. The following table reflects same store and non-same store contributions to consolidated NOI, together with a reconciliation of NOI to net loss, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Year Ended December 31,
	2015	2014
Net operating income
Same store	$8,072	$7,367
Non-same store	18,480	11,796
Total net operating income	26,552	19,163
Less:
Interest expense	11,429	8,620
Total property income	15,123	10,543
Less:
Noncontrolling interest pro-rata share of property income	3,609	5,219
Other income related to JV/MM entities	110	82
Pro-rata share of properties’ income	11,404	5,242
Less pro-rata share of:
Depreciation and amortization	12,369	7,357
Amortization of non-cash interest expense	326	241
Line of credit interest, net	-	191
Management fees	4,154	978
Acquisition and disposition costs	3,375	6,619
General and administrative	4,050	2,604
Less income allocated to preferred shares	1,153	-
Add pro-rata share of:
Other income	93	112
Equity in operating earnings of unconsolidated joint ventures	6,605	904
Gain on sale of joint venture interests	5,320	6,560
Gain on sale of real estate assets	2,640	-
Net income (loss) attributable to common stockholders	$635	$(5,172)

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

We believe the properties underlying our real estate investments are performing well. We had a portfolio-wide debt service coverage ratio of 2.07x and occupancy of 93%, exclusive of our development properties, and Whetstone, EOS and Sorrel, the lease-up properties, at December 31, 2015. Prior to our IPO, our cash resources had been inadequate to meet our primary liquidity needs as our corporate operating expenses exceeded the cash flow received from our investments in real estate joint ventures. The primary reason for our previous negative operating cash flow had been the amount of our general and administrative expenses, including accounting and related fees to our independent auditors, legal fees, costs of being an SEC reporting company, director compensation and director and officer insurance premiums, relative to the size of our portfolio.

The net proceeds of our IPO, and our Follow-On Offerings provided us with the ability to grow our asset base quickly and better service our general and administrative expenses. In addition, the post-IPO Management Agreement with our Manager provides an overall lower fee structure than our previous advisory agreement with our Former Advisor, which reduced our corporate general and administrative expenses relative to the size of the portfolio.

In general, we believe our available cash balances, the proceeds from the Follow-On Offerings, other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. We expect that the additional properties added to our portfolio in the contribution transactions at the initial closing of the IPO, and properties added to our portfolio with the proceeds from the Follow-On Offerings, and the properties we expect to acquire with the remaining proceeds from our October 2015 Follow-On Offering, will have a significant positive impact on our future results of operations. In general, we expect that our results related to our portfolio will improve in future periods as a result of anticipated future investments in and acquisitions of real estate, including our investments in development projects.

We believe we will be able to meet our primary liquidity requirements going forward through:

•	$69.0 million in cash available at December 31, 2015;

•	cash generated from operating activities; and

•	proceeds from future borrowings and potential offerings, including potential offerings of common and preferred stock and issuances of units of limited partnership interest in our operating partnership, or OP Units.

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

In 2014, and including the three and six months ended June 30, 2015, our Former Advisor deferred payment by us as needed of asset management fees, acquisition fees and organizational and offering costs incurred by us. Effective on September 4, 2015, the Former Advisor and Manager entered into an Assignment Agreement pursuant to which the Former Advisor assigned its right to payment of the obligation due to the Former Advisor to the Manager. The Manager agreed to receive payment entirely in LTIP Units of the Operating Partnership, and payment was made through the issuance of 108,119 LTIP Units by the Operating Partnership on September 14, 2015.

In 2014, and including the three and six months ended June 30, 2015, our Manager waived current year reimbursable operating expenses, to support our continued operations. Operating expense reimbursements of $0.1 million were expensed during the three months ended September 30, 2015, were reimbursed in cash and are recorded as part of general and administrative expenses. Operating expense reimbursements of $0.1 million were expensed during the three months ended December 31, 2015, which will be paid through the issuance of approximately 11,728 LTIP Units assuming the $11.85 common stock price at December 31, 2015.

We expect to maintain a distribution paid on a monthly basis to all of our stockholders at a quarterly rate of $0.29 per share. To the extent we continue to pay distributions at this rate, we expect to substantially use cash flows from operations to fund distribution payments. The board of directors will review the distribution rate quarterly, and there can be no assurance that the current distribution level will be maintained. While our policy is generally to pay distributions from cash flows from operations, our distributions through December 31, 2015 have been paid from proceeds from our Continuous Registered Offerings, proceeds from the IPO and Follow-On Offerings, sales of assets, and cash flows from operations and may in the future be paid from additional sources, such as from borrowings.

Cash Flows

Year ended December 31, 2015 as compared to the year ended December 31, 2014

As of December 31, 2015, we owned indirect equity interests in twenty real estate properties, (fourteen operating properties and six development properties), twelve of which are consolidated for reporting purposes.  During the year ended December 31, 2015, net cash provided by operating activities was $16.7 million. After the net income of $7.6 million was adjusted for $1.7 million of non-cash items, net cash provided by operating activities consisted of the following:

•	Distributions from unconsolidated joint ventures of $9.0 million;

•	increase in due to affiliates of $0.7 million;

•	and an increase in accounts payable and accrued liabilities of $3.2 million;

•	Offset by and an increase in accounts receivable, prepaid expenses and other assets of $5.6 million;

Cash Flows from Investing Activities

During the year ended December 31, 2015, net cash used in investing activities was $288.7 million, primarily due to the following:

•	$241.4 million used in acquiring consolidated real estate investments;

•	$11.9 million used in purchases of interests from noncontrolling members;

•	$65.1 million used in acquiring investments in unconsolidated joint venture interests;

•	$3.7 million used on capital expenditures;

•	$0.1 million in our restricted cash balance;

•	partially offset by $15.6 million in cash proceeds received for the sale of the Berry Hill property;

•	and $17.9 million in cash proceeds received for the sale of the North Park Towers property.

Cash Flows from Financing Activities

During the year ended December 31, 2015, net cash provided by financing activities was $317.9 million, primarily due to the following:

•	$131.3 million raised in our January and May 2015 Follow-On Offerings on January 20, 2015 and May 22, 2015, respectively;

•	$69.2 million raised in our October 2015 Preferred Stock Offering on October 21, 2015;

•	net borrowings of $151.1 million on mortgages payable;

•	$3.3 million increase in capital contributions from noncontrolling interests;

•	partially offset by $2.1 million in distributions paid to our noncontrolling interests;

•	$20.1 million paid in cash distribution paid to stockholders;

•	$1.8 million increase in deferred financing costs;

•	$12.9 million of repayments of our mortgages payable.

Capital Expenditures

The following table summarizes our total capital expenditures for the years ended December 31, 2015 and 2014 (amounts in thousands):

	Year Ended December 31,
	2015	2014
New development	$-	$5,855
Redevelopment/renovations	2,286	1,265
Routine capital expenditures	1,384	847
Total capital expenditures	$3,670	$7,967

The majority of our capital expenditures during the year ended December 31, 2014 related to the Berry Hill property, formerly a development project acquired in October 2012 and stabilized during the third quarter of 2014.

We define redevelopment and renovation costs as non-recurring capital expenditures for significant projects that upgrade units or common areas and projects that are revenue enhancing for the years ended December 31, 2015 and 2014. We define routine capital expenditures as capital expenditures that are incurred at every property and exclude development, investment, revenue enhancing and non-recurring capital expenditures.

Funds from Operations and Adjusted Funds from Operations, Attributable to Common Stockholders

Funds from operations attributable to common stockholders (“FFO”), is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. We define FFO, consistent with the National Association of Real Estate Investment Trusts, or (“NAREIT's”), definition, as net income, computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, plus impairments write-downs of depreciable real estate, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.

In addition to FFO, we use adjusted funds from operations attributable to common stockholders (“AFFO”). AFFO is a computation made by analysts and investors to measure a real estate company's operating performance by removing the effect of items that do not reflect ongoing property operations. In computing AFFO, we further adjust FFO by adding back certain items that are not added to net income in NAREIT's definition of FFO, such as acquisition expenses, equity based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of our properties, and subtracting recurring capital expenditures (and when calculating the quarterly incentive fee payable to our Manager only, we further adjust FFO to include any realized gains or losses on our real estate investments).

During the year ended December 31, 2015 we incurred $3.3 million of acquisition expense and $1.2 million of disposition expense, of which $3.7 million was our pro-rata share of the expense.

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

The table below presents our calculation of FFO and AFFO for the years ended December 31, 2015 and 2014.

We acquired eight additional properties and five preferred equity investments subsequent to December 31, 2014 and sold three properties that were owned in 2014. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance (amounts in thousands).

	Year Ended
	December 31,
	2015	2014
Net income (loss) attributable to common stockholders	$635	$(5,172)
Common stockholders pro-rata share of:
Real estate depreciation and amortization (1)	12,369	7,357
Gain on sale of joint venture interests	(5,320)	(6,560)
Gain on sale of real estate assets	(2,640)	-
FFO Attributable to Common Stockholders	$5,044	$(4,375)
Common stockholders pro-rata share of:
Amortization of non-cash interest expense	326	241
Acquisition and disposition costs	3,375	6,619
Normally recurring capital expenditures (2)	(660)	(378)
Non-cash equity compensation	5,731	1,112
Non-recurring interest income	(121)	—
Non-recurring equity in earnings of unconsolidated joint ventures	(289)	—
AFFO Attributable to Common Stockholders	$13,406	$3,219
FFO Attributable to Common Stockholders per share	$0.29	$(0.81)
AFFO Attributable to Common Stockholders per share	$0.77	$0.60
Weighted average common shares outstanding	17,417,198	5,381,787

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

On October 7, 2015, the Board declared monthly dividends for the fourth quarter of 2015 equal to a quarterly rate of $0.29 per share on both the Company’s Class A common stock and Class B common stock, payable monthly to the stockholders of record as of October 25, 2015, November 25, 2015 and December 25, 2015, which was paid in cash on November 5, 2015, December 4, 2015 and January 5, 2016, respectively.

The declared dividends equal a monthly dividend on the Class A common stock and Class B common stock as follows: $0.096666 per share for the dividend paid to stockholders of record as of October 25, 2015, and $0.096667 per share for the dividend paid to stockholders of record as of November 25, 2015 and December 25, 2015.

On December 14, 2015, the Board declared a dividend for the fourth quarter of 2015 equal to $0.4010 per share of Series A Preferred Stock for shareholders of record as of December 24, 2015, which was paid in cash on January 5, 2016.

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

Our board of directors will determine the amount of dividends to be paid to our stockholders. The determination of our board of directors will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. As a result, our distribution rate and payment frequency may vary from time to time.  However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. While our policy is generally to pay distributions from cash flow from operations, we may declare distributions in excess of funds from operations.

Distributions paid for the year ended December 31, 2015 were as follows (amounts in thousands):

	Distributions
2015	Declared	Paid
First Quarter
Class A Common Stock	$3,554	$3,073
Class B-1 Common Stock	68	103
Class B-2 Common Stock	103	103
Class B-3 Common Stock	103	103
OP Units	82	82
LTIP Units	96	96
Total first quarter	$4,006	$3,560
Second Quarter
Class A Common Stock	$4,852	$4,236
Class B-2 Common Stock	103	103
Class B-3 Common Stock	103	103
OP Units	82	82
LTIP Units	110	104
Total second quarter	$5,250	$4,628
Third Quarter
Class A Common Stock	$5,500	$5,465
Class B-2 Common Stock	68	103
Class B-3 Common Stock	103	103
OP Units	82	82
LTIP Units	221	178
Total third quarter	$5,974	$5,931
Fourth Quarter
Class A Common Stock	$5,568	$5,568
Class B-3 Common Stock	103	103
Series A Preferred Stock	1,153	-
OP Units	84	82
LTIP Units	263	255
Total fourth quarter	$7,171	$6,008
Total year	$22,401	$20,127

On January 13, 2016, our board of directors authorized, and we declared, monthly dividends for the first quarter of 2016 equal to a quarterly rate of $0.29 per share on our Class A common stock and $0.29 per share on our Class B common stock, payable to the stockholders of record as of January 25, 2016, February 25, 2016 and March 24, 2016, which was paid in cash on February 5, 2016, and which will be paid on March 5, 2016 and April 5, 2016, respectively. Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of our Class A common stock.

The declared dividends equal a monthly dividend on the Class A common stock and the Class B common stock as follows: $0.096666 per share for the dividend paid to stockholders of record as of January 25, 2016, $0.096667 per share for the dividend paid to stockholders of record as of February 25, 2016, and March 24, 2016. A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that we will continue to declare dividends or at this rate.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of December 31, 2015, we own interests in eight joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

New Accounting Pronouncements

See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our Notes to the Consolidated Financial Statements for a description of accounting pronouncements. We do not believe these new pronouncements will have a significant impact on our Consolidated Financial Statements, cash flows or results of operations.

Subsequent Events

Issuance of LTIP Units for Payment of the Fourth Quarter 2015 Base Management Fee and operating expense reimbursement to the Manager

The Manager earned a base management fee of $1.1 million and incurred $0.1 million of reimbursable operating expenses during the fourth quarter of 2015. This amount was payable 50% in LTIP Units with the other 50% payable in either cash or LTIP Units at the discretion of our board of directors. Upon consultation with the Manager, the board of directors elected to pay 100% of the base management fee and operating expense reimbursement in LTIP Units.

Distributions Declared

 On January 13, 2016, our board of directors authorized, and we declared, monthly dividends for the first quarter of 2016 equal to a quarterly rate of $0.29 per share on our Class A common stock and $0.29 per share on our Class B common stock, payable monthly to the stockholders of record as of January 25, 2016, February 25, 2016 and March 24, 2016, which will be paid in cash on February 5, 2016, March 5, 2016 and April 5, 2016, respectively. Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of our Class A common stock.

The declared dividends equal a monthly dividend on the Class A common stock and the Class B common stock as follows: $0.096666 per share for the dividend paid to stockholders of record as of January 25, 2016, $0.096667 per share for the dividend paid to stockholders of record as of February 25, 2016, and $0.096667 per share for the dividend paid to stockholders of record as of March 24, 2016. A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that we will continue to declare dividends or at this rate.

Distributions Paid

The following distributions have been paid subsequent to December 31, 2015 (amounts in thousands):

Distributions Paid
January 5, 2016 (to stockholders of record as of December 25, 2015)
Class A Common Stock	$1,856
Class B-3 Common Stock	34
Series A Preferred Stock	1,153
OP Units	30
LTIP Units	90
Total	$3,163
February 5, 2016 (to stockholders of record as of January 25, 2016)
Class A Common Stock	$1,856
Class B-3 Common Stock	34
OP Units	30
LTIP Units	90
Total	$2,010

Acquisition of Summer Wind and Citation Club Apartments

On January 5, 2016, we, through subsidiaries of our Operating Partnership, completed investments of approximately $15.9 million and approximately $13.6 million in a multi-tiered joint venture along with an affiliate of Carroll Organization, to acquire (i) a 368-unit apartment community located in Naples, Florida to be known as ARIUM Gulfshore, formerly known as the Summer Wind Apartments (“ARIUM Gulfshore”) and (ii) a 320-unit apartment community located in Sarasota, Florida to be known as ARIUM at Palmer Ranch, formerly known as Citation Club Apartments (“ARIUM at Palmer Ranch”), respectively. Our indirect ownership interest in the joint venture that owns ARIUM Gulfshore and ARIUM at Palmer Ranch is 95.0%. Summer Wind’s purchase price of approximately $47.0 million was funded, in part, with a $32.6 million senior mortgage loan secured by Summer Wind property and improvements. Citation Club’s purchase price of approximately $39.3 million was funded, in part, with a $26.9 million senior mortgage loan secured by the Citation Club property and improvements.

Acquisition of West Morehead interest

On January 6, 2016, the Company made an investment in a 283-unit to-be-built Class A apartment community located in Charlotte, North Carolina known as West Morehead.  This investment of approximately $19 million is structured to provide a 15% current return on investment with an option to convert into majority ownership of the underlying property upon stabilization.

Termination of Original Series B Preferred Stock Offering, Reclassification of Original Series B Preferred Stock, and Filing of New Prospectus Supplement for Offering of Series B Preferred Stock

On February 22, 2016, our board of directors authorized the termination of the offering of the Original Series B Preferred Stock in order to revise certain terms thereof, and the reclassification of the Original Series B Preferred Stock. On February 23, 2016, we terminated the offering of the Original Series B Preferred Stock, and on February 24, 2016, we filed a new prospectus supplement to the December 2014 Shelf Registration Statement offering a maximum of 150,000 Units (the “Units”) consisting of 150,000 shares of the reclassified Series B redeemable preferred stock (the “Series B Preferred Stock”) and warrants (the “Warrants”) to purchase 3,000,000 shares of Class A common stock (liquidation preference $1,000 per share of Series B Preferred Stock). As of February 24, 2016, we were continuing to organize our sales activities for the Series B Preferred Stock and no Units had been sold.

Change in Vesting of Equity Grants to Independent Directors

On March 24, 2015, pursuant to the company’s Amended and Restated 2014 Equity Incentive Plan for Individuals dated effective as of May 28, 2015 (the “2014 Individuals Plan”), the board approved restricted stock awards to each of the company’s independent directors in recognition of the service of each independent director during the fiscal years ended December 31, 2014 and December 31, 2015 (each, a “Stock Award”). As approved by the board, the Stock Awards to each independent director consisted of (i) a Stock Award for the fiscal year ended December 31, 2014 (the “2014 Stock Award”) of 2,500 restricted shares of the company’s Class A Common stock (the “2014 Restricted Stock”), and (ii) a Stock Award for the fiscal year ended December 31, 2015 (the “2015 Stock Award”) of 2,500 restricted shares of the Company’s Class A Common stock (the “2015 Restricted Stock”). The Stock Awards were made pursuant to certain Stock Award Agreements by and between the company and each independent director, each dated effective as of March 24, 2015 (collectively, the “2014-2015 Stock Award Agreements”).

Under the 2014-2015 Stock Award Agreements, the 2014 Restricted Stock and the 2015 Restricted Stock was subject to time-based vesting provisions over specified three-year periods, whereby the 2014 Restricted Stock would vest ratably on March 24, 2015, March 24, 2016 and March 24, 2017, and the 2015 Restricted Stock would vest ratably on March 24, 2016, March 24, 2017 and March 24, 2018, in each case subject to certain terms and conditions related to the continued service of the independent director.

On February 22, 2016, the board reviewed peer REIT compensation practices for independent directors, and found that equity awards for peer REITs generally vest either on the grant date, or after one year. In order to normalize compensation practices with peer REITs, on February 22, 2016, the board approved the amendment of each of the 2014-2015 Stock Award Agreements, effective as of March 24, 2016, such that the Stock Awards that did not vest on the grant date of March 24, 2015 will vest on the one-year anniversary of such grant date. As a result, (i) 1,666 shares of the 2014 Stock Award to each independent director, and (ii) all 2,500 shares of the 2015 Stock Award to each independent director, shall become vested and nonforfeitable on March 24, 2016.

Entrance into Real Estate Purchase Agreement for The Preserve at Henderson Beach

On February 22, 2016, the Company, through BR Henderson Beach, LLC and BRG Henderson Beach, LLC (collectively “BRG Henderson Beach”), subsidiaries of the Company’s Operating Partnership, entered into an Assignment of Rights agreement with Bluerock Real Estate, L.L.C. (“BRRE”), the Company’s sponsor, pursuant to which BRRE assigned to BRG Henderson Beach a real estate purchase agreement (the “Real Estate Purchase Agreement”) to acquire in fee simple a 340-unit apartment community located in Destin, Florida, known as Alexan Henderson Beach to be rebranded as The Preserve at Henderson Beach (“The Preserve at Henderson Beach”).  The purchase price for The Preserve at Henderson Beach is $53.7 million and subject to customary adjustments and prorations and including the assumption of the current first priority loan secured by The Preserve at Henderson Beach, which has an expected principal amount as of the anticipated closing date of approximately $37.5 million.  The Company expects to invest approximately $17.0 million of equity in The Preserve at Henderson Beach, a portion of which will be funded with the proceeds of an I.R.C. §1031 exchange.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Accounting Officer, evaluated, as of December 31, 2015, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our management, including our Chief Executive Officer and Chief Accounting Officer, evaluated, as of December 31, 2015, the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our internal control over financial reporting, as of December 31, 2015, were effective.

Statement of Our Independent Registered Public Accounting Firm

BDO, our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table and biographical descriptions set forth certain information with respect to the individuals who currently serve as our executive officers and directors:

Name *	Age **	Position	Year First Became Director
R. Ramin Kamfar	52	Chairman of the Board, Chief Executive Officer and President	2008
Michael L. Konig	55	Chief Operating Officer, Secretary and General Counsel	N/A
Christopher J. Vohs	39	Chief Accounting Officer and Treasurer	N/A
Gary T. Kachadurian	65	Director	2014
Brian D. Bailey	49	Independent Director	2009
I. Bobby Majumder	47	Independent Director	2009
Romano Tio	56	Independent Director	2009

* The address of each executive officer and director listed is 712 Fifth Avenue, 9th Floor, New York, New York 10019.

** As of February 18, 2016.

R. Ramin Kamfar, Chairman of the Board, Chief Executive Officer and President.  Mr. Kamfar serves as our Chairman of the Board and as our Chief Executive Officer and President. Mr. Kamfar has served as our Chairman of the Board since August 2008, and also served as our Chief Executive Officer and the Chief Executive Officer of our Former Advisor from August 2008 to February 2013. He has also served as the Chairman of the Board and Chief Executive Officer of Bluerock since its inception in October 2002, where he has overseen the acquisition and development of approximately 13,900 apartment units, and over 2.5 million square feet of office space. In addition, Mr. Kamfar has served as Chairman of the Board of Trustees and as a Trustee of Total Income (plus) Real Estate Fund, a closed-end interval fund organized by Bluerock, since 2012. Mr. Kamfar has 25 years of experience in various aspects of real estate, mergers and acquisitions, private equity investing, investment banking, and public and private financings. From 1988 to 1993, Mr. Kamfar worked as an investment banker at Lehman Brothers Inc., New York, New York, where he specialized in mergers and acquisitions and corporate finance. In 1993 Mr. Kamfar left Lehman to focus on private equity transactions. From 1993 to 2002, Mr. Kamfar executed a growth/consolidation strategy to build a startup into a leading public company in the ‘fast casual’ market now known as Einstein Noah Restaurant Group, Inc. (NASDAQ: BAGL) with approximately 800 locations and $400 million in gross revenues. From 1999 to 2002, Mr. Kamfar also served as an active investor, advisor and member of the Board of Directors of Vsource, Inc., a technology company subsequently sold to Symphony House (KL: SYMPHNY), a leading business process outsourcing company focused on the Fortune 500 and Global 500. Mr. Kamfar received an M.B.A. degree with distinction in Finance in 1988 from The Wharton School of the University of Pennsylvania, located in Philadelphia, Pennsylvania, and a B.S. degree with distinction in Finance in 1985 from the University of Maryland located in College Park, Maryland.

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

Christopher J. Vohs, Chief Accounting Officer and Treasurer.  Mr. Vohs serves as Chief Accounting Officer and Treasurer of our company, and has served as Chief Accounting Officer for Bluerock Real Estate, L.L.C., for our former advisor, Bluerock Multifamily Advisor, LLC, and for our Manager, BRG Manager, LLC, all of which are affiliates of our company, since joining Bluerock in July 2010. In his role as Chief Accounting Officer for Bluerock Real Estate, L.L.C. and Bluerock Multifamily Advisor, LLC, and BRG Manager, LLC, Mr. Vohs has been responsible for the oversight of all financial recordkeeping and reporting aspects of those companies. Previously, Mr. Vohs served as Corporate Controller for Roberts Realty Investors, Inc., a public multifamily REIT based in Atlanta, Georgia, from March 2009 to July 2010, where he was responsible for the accounting and financial reporting for the REIT. From October 2004 to March 2009, Mr. Vohs worked at Pulte Homes, a nationwide builder of single family homes, in various financial roles, including as Internal Audit Manager & Asset Manager and later as Vice President of Finance for Pulte’s Orlando and Southeast Florida operations. As Vice President of Finance, Mr. Vohs was responsible for all finance, accounting, and administrative operations of the division. From January 1999 to October 2004, Mr. Vohs worked as an Audit Manager for Deloitte & Touche, an international professional services firm, where he earned his CPA certification and focused on mid-size to large private and public companies in the manufacturing, finance, and communications industries. Mr. Vohs received his B.A. degree in Accounting from Michigan State University in 1998.

Gary T. Kachadurian, Director.   Mr. Kachadurian has served as a member of our board of directors since April 2014. Mr. Kachadurian also serves as Vice Chairman of our Manager. Mr. Kachadurian has over 30 years of real estate experience primarily investing in and developing apartment properties on behalf of institutional investors. From 2007 through its sale in January 2015, Mr. Kachadurian served as Chairman of Apartment Realty Advisors, the nation’s largest privately owned multihousing investment advisory company. From 1990 to 2005, Mr. Kachadurian served in various senior roles at Deutsche Bank Real Estate/RREEF, a leading pension fund advisor, including as a member of RREEF’s Investment Committee for 14 years, as a senior member of the Policy Committee of RREEF, as Senior Managing Director for Global Business Development responsible for raising institutional real estate funds in Japan, Germany, and other countries, and as head of RREEF’s National Acquisitions Group and Value-Added and Development lines of business where he had oversight in the acquisition and management of RREEF’s 24,000 unit apartment investment portfolio. Prior to Deutsche Bank/RREEF, Mr. Kachadurian served as the Midwest Regional Operating Partner for Lincoln Property Company, developing and managing apartment communities in Illinois, Indiana, Wisconsin, Kansas and Pennsylvania. Mr. Kachadurian also serves as President of The Kachadurian Group LLC, (f/k/a The Kach Group) which provides consulting on apartment acquisition and development transactions, including to Waypoint Residential. Mr. Kachadurian is a founding Board Member of the Chicago Apartment Association, and a former Chairman of the National Multi Housing Council. Mr. Kachadurian is former Chairman of the Village Foundation of Children’s Memorial Hospital, and is a Director of Pangea Real Estate and KBS Legacy Partners Apartment REIT. Mr. Kachadurian received his B.S. in Accounting from the University of Illinois in 1974.

Brian D. Bailey, Independent Director.  Mr. Bailey has served as one of our independent directors since January 2009. Mr. Bailey has more than 20 years of experience in sourcing, evaluating, structuring and managing investments, including real estate and real estate-related debt financing. Mr. Bailey founded and currently serves as Managing Member of Carmichael Partners, LLC, a private equity investment firm based in Charlotte, North Carolina. He also currently serves as a director of the Telecommunications Development Fund, a private equity investment fund headquartered in Washington, DC. Prior to founding Carmichael Partners, Mr. Bailey served as Managing Partner (2000-2008) and Senior Advisor (2008-2009) of Carousel Capital, LLC, a private equity investment firm in Charlotte, North Carolina. From 1999 to 2000, Mr. Bailey was a team member of Forstmann Little & Co., a private equity investment firm in New York, New York. From 1996 to 1999, Mr. Bailey was a Principal at the Carlyle Group, a private equity investment firm in Washington, DC. Earlier in his career, Mr. Bailey worked in the leveraged buyout group at CS First Boston in New York, New York and in the mergers and acquisitions group at Bowles Hollowell Conner & Company in Charlotte, North Carolina. Mr. Bailey has also worked in the public sector, as Assistant to the Deputy Chief of Staff and Special Assistant to the President at the White House from 1994 to 1996 and as Director of Strategic Planning and Policy at the U.S. Small Business Administration in 1994. Mr. Bailey received a B.A. degree in Mathematics and Economics in 1988 from the University of North Carolina at Chapel Hill and an M.B.A. degree in 1992 from the Stanford Graduate School of Business, located in Stanford, California.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, requires our directors and executive officers, and any persons beneficially owning more than 10% of our outstanding shares of common stock, to file with the SEC reports with respect to their initial ownership of our common stock and reports of changes in their ownership of our common stock. As a matter of practice, our administrative staff and outside counsel assists our directors and executive officers in preparing these reports, and typically file those reports on behalf of our directors and executive officers. Based solely on a review of the copies of such forms filed with the SEC during fiscal year 2015 and on written representations from our directors and executive officers, we believe that during fiscal year 2015, except for two Form 4s by R. Ramin Kamfar, one Form 4 by Gary Kachadurian, one Form 4 by Romano Tio, one Form 4 by I. Bobby Majumder and one Form 4 by Brian D. Bailey, all of our directors and executive officers filed the required reports on a timely basis under Section 16(a).

Code of Ethics and Whistleblower Policy

Our board of directors adopted a Code of Business Conduct and Ethics, Code of Ethics for Senior Executive and Financial Officers, Whistleblower Policy, and Corporate Governance Guidelines on March 26, 2014 that apply to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and all members of our board of directors. We believe these policies are reasonably designed to deter wrongdoing and promote honest and ethical conduct; full, fair, accurate, timely, and understandable disclosure in our reporting to our stockholders and the SEC; compliance with applicable laws; reporting of violations of the code; and accountability for adherence to the code.  We will provide to any person without charge a copy of our Code of Ethics, Whistleblower Policy, and Corporate Governance Guidelines, including any amendments or waivers thereto, upon written request delivered to our principal executive office at the address listed on the cover page to our Annual Report on Form 10-K.

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

The members of our audit committee are Brian D. Bailey, I. Bobby Majumder and Romano Tio. Mr. Majumder is the chairman of our Audit Committee, and is designated as the audit committee financial expert as defined by the rules promulgated by the SEC and the NYSE MKT corporate governance listing standards.

Investment Committee

Our board of directors has delegated to the investment committee (1) certain responsibilities with respect to investments in specific real estate investments proposed by our Manager and (2) the authority to review our investment policies and procedures on an ongoing basis and recommend any changes to our board of directors.

Our board of directors has delegated to our Manager the authority to approve all real property acquisitions, developments and dispositions, including real property portfolio acquisitions, developments and dispositions, as well as all other investments in real estate consistent with our investment guidelines, for investments less than 5% of our Company equity, as defined, including any financing of such investment. Our Manager will recommend suitable investments for consideration by the investment committee for investments that exceed this threshold up to 10% of our total assets, and for investments equal to or in excess of this amount, to our full board of directors. If the members of the investment committee approve a given investment, then our Manager will be directed to make such investment on our behalf, if such investment can be completed on terms approved by the committee.

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

Item 11. Executive Compensation

Compensation of Executive Officers

We do not currently have any employees and our executive officers are employed by our Manager. We will not reimburse our Manager for compensation paid to our executive officers. Officers will be eligible for awards under our Amended 2014 Incentive Plan for Individuals, as described in detail below.

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

We have provided below certain information regarding compensation earned by and paid to our directors and during fiscal year 2015 (amounts in thousands).

	Fees Paid
	in Cash in	Restricted Stock
Name	2015 (1)	Awards (2)	Total
Brian D. Bailey (3)	$46	$19	$65
I. Bobby Majumder (4)	46	19	65
Romano Tio (5)	47	19	66
Gary T. Kachadurian	-	-	-
R. Ramin Kamfar	-	-	-

(1)	Includes the $25,000 annual retainer paid in 2015, which retainer also compensated for services to be rendered in 2016 in the amount of $8,333.

(2)	Value of vested portion of August 8, 2011, August 8, 2012, August 5, 2013 and March 24, 2015 restricted stock grants as of date of vesting in 2015.

(3)	Includes eighteen $1,000 payments and one $2,500 payment related to joint board of directors/audit committee/investment committee teleconference and in-person meetings, respectively. Excludes six $1,000 payments for six meetings held in 2015, but paid in 2016.
(4)	Includes eighteen $1,000 payments and one $2,500 payment related to joint board of directors/audit committee/investment committee teleconference and in-person meetings, respectively. Excludes six $1,000 payments for six meetings held in 2015, but paid in 2016.

(5)	Includes nineteen $1,000 payments and one $2,500 payment related to joint board of directors/audit committee/investment committee teleconference and in-person meetings, respectively. Excludes six $1,000 payments for six meetings held in 2015, but paid in 2016.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Stock Ownership

The table below sets forth, as of February 18, 2016, certain information regarding the beneficial ownership of our shares of Class A and Class B common stock and shares of Class A common stock issuable upon redemption of OP Units for (1) each person who is expected to be the beneficial owner of 5% or more of our outstanding shares of common stock, (2) each of our directors and named executive officers, and (3) all of our directors and executive officers as a group. Each person named in the table has sole voting and investment power with respect to all of the shares of common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. The extent to which a person will hold shares of Class A or Class B common stock as opposed to OP Units or LTIP Units is set forth in the table below.

The SEC has defined “beneficial ownership” of a security to mean the possession, directly or indirectly, of voting power and/or investment power over such security. A stockholder is also deemed to be, as of any date, the beneficial owner of all securities that such stockholder has the right to acquire within 60 days after that date through (1) the exercise of any option, warrant or right, (2) the conversion of a security, (3) the power to revoke a trust, discretionary account or similar arrangement or (4) the automatic termination of a trust, discretionary account or similar arrangement. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, our shares of common stock subject to options, vesting or other rights (as set forth above) held by that person that are exercisable or will become exercisable within 60 days thereafter, are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person.

Name of Beneficial Owner	Title of Class of Securities Owned	Amount and Nature of Beneficial Ownership	Percent of Class
5% Stockholders:
BlackRock, Inc. (1)	Class A Common Stock	1,055,761	5.50%

Named Executive Officers and Directors: (2)
R. Ramin Kamfar	Class A Common Stock	79,280	0.41%
	Class B Common Stock	3,383	0.96%
	OP Units	165,654	54.21%
	LTIP Units	529,296	56.77%
Gary T. Kachadurian, Director	—	4,600	0.02%
Michael L. Konig	—	—	—
Christopher J. Vohs	—	—	—
Brian D. Bailey, Independent Director	Class A & B Common Stock	12,774	0.06%
I. Bobby Majumder, Independent Director	Class A & B Common Stock	11,725	0.06%
Romano Tio, Independent Director	Class A & B Common Stock	11,744	0.06%
All Named Executive Officers and Directors as a Group (3)		818,456	3.94%

(1)	Pursuant to Schedule 13G filed with the SEC on January 28, 2016 by BlackRock, Inc. The business address of such person is 55 East 52nd Street, New York, NY 10055. BlackRock, Inc., in its capacity as the parent holding company, is deemed to have sole voting power with respect to 1,036,500 shares and sole dispositive power with respect to 1,055,761 shares. Various persons have the right to receive, or the power to direct receipt of, dividends from, or the proceeds from the sale of, such securities. No such person is known to BlackRock, Inc. to have such right or power with respect to more than five percent of the common stock.

(2)	The address of each beneficial owner listed is 712 Fifth Avenue, 9th Floor, New York, New York 10019.
(3)	Totals do not include (a) 119,708 remaining unvested LTIP Units, which will vest ratably on an annual basis over a two-year period from April 30, 2015, and 283,390 unvested LTIP Units issued to BRG Manager, LLC on July 2, 2015, which will vest ratably on an annual basis over a three year period from the issuance date.

Equity Compensation Plans

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

No awards were granted to our executive officers under our Former Incentive Plan. Each of our current independent directors previously received 5,000 shares of restricted stock in connection with the commencement of our Continuous Registered Offerings, and 2,500 shares of restricted stock upon their annual re-election to the board, under our Former Incentive Plan. Pursuant to the terms of our Former Incentive Plan, the restricted stock vested 20% at the time of the grant, and vested or will vest 20% on each anniversary thereafter over four years from the date of the grant. All restricted stock previously granted under our Former Incentive Plan may receive distributions, whether vested or unvested. No additional grants of common stock or other equity-related awards will be made under our Former Incentive Plan.

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

On April 7, 2015, our board of directors adopted, and on May 28, 2015 our stockholders approved, the amendment and restatement of the 2014 Individuals Plan (“Amended 2014 Individuals Plan”) and the 2014 Entities Plan (“Amended 2014 Entities Plan”). Upon the approval by our stockholders of the Amended 2014 Individuals Plan and the Amended 2014 Entities Plan (the “Amended 2014 Individuals Plan and the Amended 2014 Entities Plan, together the “Amended 2014 Incentive Plans”), the 2014 Individuals Plan and the 2014 Entities Plan were terminated. Under the Amended 2014 Incentive Plans, we have reserved and authorized an aggregate number of 475,000 shares of our common stock for issuance.

Administration of the Amended 2014 Incentive Plans

The Amended 2014 Incentive Plans are administered by the compensation committee of our board of directors, except that the Amended 2014 Plans will be administered by our board of directors with respect to awards made to directors who are not employees. This summary uses the term “administrator” to refer to the compensation committee or our board of directors, as applicable. The administrator will approve all terms of awards under the Amended 2014 Incentive Plans. The administrator will also approve who will receive grants under the Amended 2014 Incentive Plans and the number of shares of our Class A common stock subject to each grant.

Eligibility

Employees and officers of our company and our affiliates (including officers and employees of our Manager and operating partnership) and members of our board of directors are eligible to receive grants under the Amended 2014 Individuals Plan. In addition, individuals who provide significant services to us or an affiliate, including individuals who provide services to us or an affiliate by virtue of employment with, or providing services to, our Manager or operating partnership may receive grants under the Amended 2014 Individuals Plan.

Entities that provide significant services to us or our affiliates, including our Manager, that are selected by the administrator may receive grants under the Amended 2014 Entities Plan.

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our Amended 2014 Incentive Plans, as of December 31, 2015.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	-	-	191,610
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	191,610

Item 13.	Certain Relationships And Related Transactions And Director Independence

Director Independence

A majority of the members of our board of directors, and all of the members of the Audit Committee, are “independent.” Two of our current directors, Ramin Kamfar and Gary Kachadurian, are affiliated with us and we do not consider either Mr. Kamfar or Mr. Kachadurian to be an independent director. Our other current directors, Brian D. Bailey, I. Bobby Majumder and Romano Tio, qualify as “independent directors” as defined under the rules of the New York Stock Exchange MKT. Messrs. Majumder and Tio each serve as an independent director of the Board of Directors of Bluerock’s Total Income + Real Estate Fund, an affiliate of our Manager (“TIPRX”). Serving as a director of, or having an ownership interest in, another program sponsored by Bluerock will not, by itself, preclude independent director status. The board of directors has determined that Messrs. Bailey, Majumder and Tio each satisfy the independence criteria. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such other entities except for compensation directly related to service as a director of us or TIPRX. Therefore, we believe that all of these directors are independent directors.

Certain Transactions with Related Persons

As described further below, we have entered into agreements with certain affiliates pursuant to which they will provide services to us.  Our independent directors have reviewed the material transactions between our affiliates and us since the beginning of 2014.  Set forth below is a description of such transactions and the independent directors’ determination of their fairness.

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

•	Fund II and Fund III, which are managed by affiliates of Bluerock, received an aggregate of 1,047,468 shares of Class A common stock in connection with our contribution transactions, with an aggregate value of $15.2 million. Additionally, Messrs. Kamfar, Babb, Ruddy and MacDonald are members of NPT and own, in the aggregate, approximately 66.5% of the outstanding equity interest in NPT, which received 282,759 OP Units in connection with the contribution of North Park Towers, with an aggregate value of approximately $4.1 million. Fund I, which is managed by Bluerock, received approximately $4.1 million in cash in connection with our contribution transactions.

In our contribution transactions, we acquired:

o	An aggregate 60% indirect equity interest in Grove at Waterford Apartments, located in Hendersonville, Tennessee, for an aggregate purchase price of $5.82 million based on an independent, MAI appraisal of the Grove property, comprised of a 6% indirect interest in the Grove property from Fund I in exchange for approximately $0.6 million in cash, and a 54% indirect interest in the Grove property from Fund II in exchange for 361,241 shares of Class A common stock with an approximate value of $5.2 million, or the Grove Transaction. Each of Fund I and Fund II is an affiliate of Bluerock. Fund II has a substantive, pre-existing relationship with us and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of shares of Class A common stock to Fund II was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder. On December 18, 2014, we closed on the sale of our 60.0% indirect interest in the Grove property for an aggregate of $37.7 million, subject to a loan prepayment penalty and certain prorations and adjustments typical in such real estate transactions. After deduction for payment of the existing mortgage indebtedness and payment of loan prepayment penalty, closing costs and fees, the sale of our interest in the Grove property generated net proceeds to us of approximately $9.0 million.

o	An aggregate 67.2% indirect equity interest in Villas at Oak Crest Apartments, located in Chattanooga, Tennessee, from Fund II, in exchange for approximately $2.9 million in shares of Class A common stock based on an independent, MAI appraisal of the Villas property, or the Villas at Oak Crest Transaction. Fund II is an affiliate of Bluerock. Fund II has a substantive, pre-existing relationship with us and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of shares of Class A common stock to Fund II was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder. On September 1, 2015, we closed on the sale of our 67.2% indirect interest in the Villas property for a distribution of our original investment plus accrued return.

o	An aggregate 48.6% indirect equity interest in Village Green Apartments, located in Ann Arbor, Michigan, for an aggregate purchase price of $7.0 million based on an independent, MAI appraisal of the Village Green property, comprised of a 29.3% indirect interest in the Village Green property from Fund II in exchange for 293,042 shares of Class A common stock with an approximate value of $4.2 million, and a 19.4% indirect interest in the Village Green property from Fund III in exchange for 193,042 shares of Class A common stock with an approximate value of $2.8 million, or the Village Green Transaction. Each of Fund II and Fund III is an affiliate of Bluerock. Fund II has a substantive, pre-existing relationship with us and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of shares of Class A common stock to Fund II was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder. Fund III has a substantive, pre-existing relationship with us and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of shares of Class A common stock to Fund III was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder.

o	An additional 36.8% indirect equity interest in Springhouse at Newport News, one of our current investments, located in Newport News, Virginia, from Fund I, in exchange for approximately $3.5 million in cash, based on an independent, MAI appraisal of the Springhouse property or the Springhouse Transaction. Fund I is an affiliate of Bluerock.

o	North Park Towers, located in Southfield, Michigan, from NPT, in exchange for approximately $4.1 million in OP Units, based on an independent, MAI appraisal of the North Park Towers property, or the North Park Towers Transaction. NPT is an affiliate of Bluerock. NPT has a substantive, pre-existing relationship with us and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of OP Units to NPT was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder. On October 16, 2015, we closed on the sale of the North Park Towers property for approximately $18.2 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for payment of the existing mortgage indebtedness encumbering the North Park Towers property in the amount of $11.5 million and payment of closing costs and fees, the sale of the property generated net proceeds for us of approximately $6.6 million.

•	As a result of the Grove Transaction, our former advisor, an affiliate of Bluerock, received approximately $0.4 million in acquisition fees under the initial advisory agreement. In lieu of cash, our former advisor elected to receive those fees in the form of 30,828 LTIP Units. Our former advisor has a substantive, pre-existing relationship with our company and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of such LTIP Units to our former advisor was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder.

•	As a result of the Villas at Oak Crest Transaction, our former advisor received approximately $0.3 million in acquisition fees under the initial advisory agreement. In lieu of cash, our former advisor elected to receive those fees in the form of 19,343 LTIP Units. Our former advisor has a substantive, pre-existing relationship with our company and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of such LTIP Units to our former advisor was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder.

•	As a result of the Village Green Transaction, our former advisor received approximately $0.7 million in acquisition fees under the initial advisory agreement. In lieu of cash, our former advisor elected to receive those fees in the form of 48,357 LTIP Units. Our former advisor has a substantive, pre-existing relationship with our company and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of such LTIP Units to our former advisor was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder.

•	As a result of the Springhouse Transaction, our former advisor received approximately $0.3 million in acquisition fees under the initial advisory agreement. In lieu of cash, our former advisor elected to receive those fees in the form of 20,593 LTIP Units. Our former advisor has a substantive, pre-existing relationship with our company and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of such LTIP Units to our former advisor was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder.

•	As a result of the North Park Towers Transaction, our former advisor received approximately $0.4 million in acquisition fees under the initial advisory agreement. In lieu of cash, our former advisor elected to receive those fees in the form of 26,897 LTIP Units. Our former advisor has a substantive, pre-existing relationship with our company and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of such LTIP Units to our former advisor was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder.

•	As a result of the Grove Transaction, Bluerock received approximately $0.1 million in disposition fees under the management agreement for Fund I, and the manager of Fund II, BR SOIF II Manager, LLC, or Fund II Manager, an affiliate of Bluerock, received approximately $0.3 million in disposition fees under the management agreement for Fund II. Bluerock elected to receive its $0.1 million in disposition fees in cash, which amount was deducted from the amount payable in cash to Fund I in connection with the Grove Transaction. In lieu of cash, Fund II Manager elected to receive its $0.3 million in disposition fees in the form of 22,196 shares of Class A common stock, which shares would have otherwise been issued to Fund II in connection with the Grove Transaction. Fund II Manager has a substantive, pre-existing relationship with our company and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of such shares of Class A common stock to Fund II Manager was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder.

•	As a result of the Villas at Oak Crest Transaction, Fund II Manager received approximately $0.2 million in disposition fees under the management agreement for Fund II. In lieu of cash, Fund II Manager elected to receive its $0.2 million in disposition fees in the form of 15,474 shares of Class A common stock, which shares would have otherwise been issued to Fund II in connection with the Villas at Oak Crest Transaction. Fund II Manager has a substantive, pre-existing relationship with our company and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of such shares of Class A common stock to Fund II Manager was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder.

•	As a result of the Village Green Transaction, Fund II Manager received approximately $0.3 million in disposition fees under the management agreement for Fund II, and the manager of Fund III, BR SOIF III Manager, LLC, or Fund III Manager, an affiliate of Bluerock, received approximately $0.2 million in disposition fees under the management agreement for Fund III. In lieu of cash, Fund II Manager elected to receive its $0.3 million in disposition fees in the form of 23,322 shares of Class A common stock, which shares would have otherwise been issued to Fund II in connection with the Village Green Transaction, and Fund III Manager elected to receive its $0.2 million in disposition fees in the form of 11,523 shares of Class A common stock, which shares would have otherwise been issued to Fund III in connection with the Village Green Transaction. Fund II Manager has a substantive, pre-existing relationship with our company and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of such shares of Class A common stock to Fund II Manager were effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder. Fund III Manager has a substantive, preexisting relationship with our company and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of such shares of Class A common stock to Fund III Manager were effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder.

•	As a result of the Springhouse Transaction, Bluerock received approximately $0.3 million in disposition fees under the management agreement for Fund I, which amount was paid in cash and deducted from the amount payable in cash to Fund I in connection with the Springhouse Transaction.

•	As a result of the North Park Towers Transaction, Bluerock Property Management, LLC, the property manager of the North Park Towers property, or NPT Manager, an affiliate of Bluerock, received approximately $0.5 million in disposition fees under the property management agreement for the North Park Towers property. In lieu of cash, NPT Manager elected to receive its $0.5 million in disposition fees in the form of 32,276 shares of OP Units, which OP Units would have otherwise been issued to NPT in connection with the North Park Towers Transaction. NPT Manager has a substantive, pre-existing relationship with our company and is an ‘‘accredited investor’’ as defined under Regulation D of the Securities Act. The issuance of such OP Units to NPT Manager was effected in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act and Regulation D thereunder.

•	In connection with the completion of the IPO, we entered into a registration rights agreement dated April 2, 2014 with Fund II and Fund III and their respective managers, pursuant to which, subject to certain limitations set forth therein, (1) commencing six months after the date of the IPO and upon the one-time demand of such entities, we are obligated to file a registration statement for the resale of up to 50%, but not less than 20%, of the shares of Class A common stock held by Fund II, Fund III and their managers as a result of the contribution transactions, and (2) commencing not later than nine months after the date of the IPO, we became obligated to file a registration statement for the resale of any remaining shares held by Fund II, Fund III and their managers. Additionally, beginning six months after the date of the IPO and only in the event that a registration statement with respect to such securities is not on file and effective, Fund II, Fund III and their managers will also have piggyback registration rights to participate as selling stockholders in any follow-on public offering of at least $30.0 million, subject to customary underwriter cutbacks and conditions. We have agreed to pay all of the expenses relating to such securities registrations. Each of Fund II, Fund III and their managers deferred their rights under the registration rights agreement through a combination of lockup provisions in connection with our Follow-On Offerings, and letter agreements dated April 1, 2015 in which each such party agreed to further defer their rights under the registration rights agreement through January 4, 2016. On January 13, 2016, we filed a registration statement on Form S-3 for the resale of the shares of Class A common stock held by Fund II, Fund III and their managers as a result of the contribution transactions, which registration statement was declared effective by the SEC on January 29, 2016.

•	In connection with the completion of the IPO, we entered into a registration rights agreement dated April 2, 2014 with NPT and NPT Manager, pursuant to which, subject to certain limitations set forth therein, commencing not later than one year after the date of the IPO, we became obligated to file a registration statement for the resale of our Class A common stock into which the OP Units held by NPT and NPT Manager as a result of our contribution transactions are redeemable. Additionally, NPT and NPT Manager will also have piggyback registration rights to participate as a selling stockholder in any follow-on public offering of at least $30.0 million, subject to customary underwriter cutbacks and conditions, if we fail to file or maintain the effectiveness of the registration statement. We have agreed to pay all of the expenses relating to such securities registrations. Each of NPT and NPT Manager deferred their rights under the registration rights agreement through a combination of lockup provisions in connection with our Follow-On Offerings, and letter agreements dated April 1, 2015 in which each of NPT and NPT Manager agreed to further defer their rights under the registration rights agreement through January 4, 2016. On January 13, 2016, we filed a registration statement on Form S-3 for the resale of the shares of Class A common stock into which the OP Units held by NPT and NPT Manager as a result of our contribution transactions are redeemable, which registration statement was declared effective by the SEC on January 29, 2016.

•	Pursuant to the terms of our operating partnership’s Limited Partnership Agreement, we agreed to file, one year after the closing of the IPO, one or more registration statements registering the issuance or resale of the shares of Class A common stock issuable upon redemption of the OP Units issued upon conversion of LTIP Units, which include those issued to our Manager and our former advisor. We agreed to pay all of the expenses relating to such registration statements. Each of our Manager and our former advisor deferred their rights under the registration rights agreement through a combination of lockup provisions in connection with our Follow-On Offerings, and a Registration Rights Standstill Agreement dated April 1, 2015 in which each of our Manager and our former advisor agreed to further defer their rights under the registration rights agreement through January 4, 2016. On January 13, 2016, we filed a registration statement on Form S-3 for the resale of the shares of Class A common stock issuable upon redemption of the OP Units issued upon conversion of LTIP Units, which include those issued to our Manager and our former advisor, which registration statement was declared effective by the SEC on January 29, 2016.

•	We entered into a tax protection agreement with NPT dated April 3, 2014, pursuant to which we agree to indemnify NPT against adverse tax consequences to certain members of NPT until the sixth anniversary of the closing of North Park Towers in connection with our failure to provide NPT the opportunity to guarantee a portion of the outstanding indebtedness of our operating partnership during such period, or following such period, our failure to use commercially reasonable efforts to provide such opportunity; provided, that subject to certain exceptions and limitations, such indemnification rights will terminate for NPT if it sells, exchanges or otherwise disposes of more than 50% of its OP Units (other than to the then-current owners of NPT).

•	Fund I and Fund II were guarantors of approximately $20.1 million of indebtedness related to the Grove at Waterford Apartments, and Fund II and Fund III were guarantors of approximately $43.2 million of indebtedness related to Village Green Apartments. The guarantees are standard scope nonrecourse carveout guarantees required by agency lenders and generally call for protection against losses by the lender for so-called “bad acts,” such as misrepresentations, and may include full recourse liability for more significant events such as bankruptcy. In connection with this assumption, Fund I, Fund II and Fund III were released from obligations under such guarantees (and related environmental indemnity agreements) based on future events, and we and our operating partnership assumed liability as replacement guarantors for such future guarantees and environmental obligations.

•	On April 2, 2014, we repaid approximately $7.6 million in indebtedness to Fund II and Fund III, as co-lenders under our $13.5 million working capital line of credit, or the Fund LOC, with the net proceeds of the IPO.

•	On April 2, 2014, concurrently with the completion of the IPO, we granted an aggregate of 179,562 LTIP Units to our Manager under the 2014 Entities Plan.

Management Agreement

At the closing of the IPO, we entered into the Management Agreement with our Manager.

The amount payable to the Manager for the year ended December 31, 2015 and the nine months ended December 31, 2014, and the amounts that would have been payable to the Manager if the Management Agreement had been in place for the three months ended March 31, 2014, are as reflected in the following table (amounts in thousands):

	Approximate Dollar Value of Mr. Kamfar’s Interest In Company Incurred Amounts (1)	Year Ended December 31, 2015	Nine Months Ended December 31, 2014		Three Months Ended March 31, 2014
Incentive Fee	$1,077	$931	$146		$-
Base Management Fee	$3,995	$3,254	$741		$11
Expense Reimbursement	$282	$282	$-	(2)	$81

(1)	For the nine months ended December 31, 2014 and the year ended December 31, 2015.
(2)	The Manager waived expense reimbursements for 2014.

The Manager may retain, at our sole cost and expense, the services of such persons and firms as the Manager deems necessary in connection with our management and operations (including accountants, legal counsel and other professional service providers), provided that such expenses are in amounts no greater than those that would be payable to third-party professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis. The Manager has in the past retained, and going forward may retain Konig & Associates, P.C., a professional corporation wholly-owned by Michael L. Konig, our Chief Operating Officer, Secretary and General Counsel, to provide transaction based legal services, if the Manager determines that such retention would be less expensive than retaining third party professionals. During 2014, we incurred $0.2 million in fees and expenses for the firm’s transaction-related work on the contribution transactions, the IPO and the October 2014 Follow-On Offering. There were no fees and expenses payable by us to Konig & Associates, P.C. in 2015.

The independent directors reviewed our relationship with our Manager during 2015 and considered it to be fair. The independent directors believe that the amounts payable to the Manager under the Manager Agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for the Manager to provide the desired level of services to us and our stockholders.

Investment Allocation Agreement

To address certain potential conflicts arising from our relationship with Bluerock and its affiliates, we have entered into an investment allocation agreement with Bluerock and our Manager.

Dealer Manager Agreement for Series B Preferred Stock Offering

In conjunction with the offering of the Series B Preferred Stock, we entered into a dealer manager agreement (the “Series B Dealer Manager Agreement”) with Bluerock Capital Markets, LLC (“Bluerock Capital Markets”), our affiliate, pursuant to which it assumed dealer manager responsibilities for our Series B Preferred Stock Offering. Pursuant to the Series B Dealer Manager Agreement, Bluerock Capital Markets will receive up to 7.0% and 3.0% of the gross offering proceeds from the offering as selling commissions and dealer manager fees, respectively. As of December 31, 2015, we were continuing to organize our sales activities for the Series B Preferred Stock Offering, and no Units had been sold. Thus, no fees were paid pursuant to the Series B Dealer Manager Agreement for the year ended December 31, 2015.

Former Advisor and Initial Advisory Agreement

Prior to the IPO, we were externally advised by Bluerock Multifamily Advisor, LLC, a Delaware limited liability company and an affiliate of Bluerock. We renewed the initial advisory agreement with our former advisor on an annual basis through October 14, 2012, and the initial advisory agreement was subsequently amended and renewed from time to time, until terminating automatically upon completion of the IPO.

Transition to Affiliated Dealer Manager

On July 5, 2011, we entered into a dealer manager agreement with Bluerock Capital Markets, pursuant to which it assumed dealer manager responsibilities for the remainder of our Continuous Registered Offering. On April 12, 2013, we entered into a new dealer manager agreement with Bluerock Capital Markets, pursuant to which it assumed responsibilities as dealer manager and for marketing our shares in our Continuous Follow-On Offering. In conjunction with the termination of our Continuous Follow-On Offering effective September 9, 2013, we notified Bluerock Capital Markets of the termination of the dealer manager agreement, effective September 9, 2013. Mr. Kamfar and the Kamfar Family LLC indirectly own 100% of the membership interests in Bluerock Capital Markets.

Summary of Fees and Reimbursements to Former Advisor and Former Dealer Manager

Summarized below are the fees earned and expenses reimbursable to our former advisor and its affiliates, including Bluerock Capital Markets, LLC, our former affiliated dealer manager, and any related amounts payable for the years ended December 31, 2015 and 2014. With respect to other amounts, our former advisor has deferred a substantial portion of its fees over a portion of the period below, which is reflected in the table below in the column headed ‘‘Payable as of December 31, 2014.’’ (amounts in thousands)

	Approximate Dollar Value of Mr. Kamfar’s Interest In REIT Incurred Amounts (1)	Incurred for the Year Ended December 31, 2015 (2)	Payable as of December 31, 2015	Incurred for the Year Ended December 31, 2014 (2)	Payable as of December 31, 2014 (3)
Type of Compensation
Management Fees	$123	$-	$-	$125	$404
Acquisition and Disposition Fees	1,191	-	-	2,208	740
Financing Fees	-	-	-	-	36
Reimbursable Organizational Costs	-	-	-	-	-
Reimbursable Operating Expenses	120	-	-	123	2
Reimbursable Offering Costs	69	-	-	78	-
Other	-	-	-	9	-
Total:	$1,503	$-	$-	$2,543	$1,182

(1)	Under our initial advisory agreement, our former advisor and its affiliates had the right to seek reimbursement from us for all costs and expenses they incurred in connection with their provision of services to us, including our allocable share of our former advisor’s overhead, such as rent, employee costs, utilities and information technology costs. We did not, however, reimburse our former advisor for personnel costs in connection with services for which our former advisor received acquisition, asset management or disposition fees or for personnel costs related to the salaries of our executive officers. Our charter in effect prior to March 26, 2014 limited our total operating expenses at the end of the four preceding fiscal quarters to the greater of (A) 2% of our average invested assets, or (B) 25% of our net income determined (1) without reductions for any additions to reserves for depreciation, bad debts or other similar non-cash reserves and (2) excluding any gain from the sale of our assets for the period. Notwithstanding the above limitation, we could reimburse amounts in excess of the limitation if a majority of our independent directors determines that such excess amounts were justified based on unusual and non-recurring factors. Due to the limitations discussed above and because operating expenses incurred directly by us have exceeded the 2% threshold, our board of directors, including all of our independent directors, reviewed our total operating expenses for the years ended December 31, 2014 and 2013 and unanimously determined the excess amounts to be justified because of the costs of operating a public company in our early stages of operating. As the board of directors had previously approved such expenses, all operating expenses for the years ended December 31, 2014 and 2013 were expensed as incurred.
(2)	All fees and expenses incurred for the year ended December 31, 2014 were incurred prior to the completion of our IPO on April 2, 2014, when the initial advisory agreement was terminated. No costs were incurred in 2015.
(3)	Our former advisor was entitled to the payment of certain fees in compensation for advisory and general management services rendered thereunder for periods prior to the our IPO on April 2, 2014, and reimbursements for certain costs and expenses incurred in connection with the provision thereof, in an aggregate amount of $1.18 million. Effective on September 4, 2015, our former advisor and Manager entered into an Assignment Agreement pursuant to which the former advisor assigned its right to payment of the obligation due to the former advisor to the Manager. The Manager agreed to receive the payment entirely in LTIP Units of the Operating Partnership. The obligation was paid in a number of LTIP Units equal to (i) the dollar amount of the obligation payable in such LTIP Units (calculated as $1.18 million), divided by (ii) the average of the closing prices of the Company’s Class A common stock, $0.01 par value per share, on the NYSE MKT on the five business days prior to the issuance date. The payment was made through the issuance of 108,119 LTIP Units by the Operating Partnership to the Manager on the September 14, 2015. The LTIP Units were fully vested upon issuance, and may convert to OP Units upon reaching capital account equivalency with the OP Units held by us, and may then be settled in shares of our Class A common stock. The Manager will be entitled to receive “distribution equivalents” with respect to the LTIP Units at the same time distributions are paid to the holders of our Class A common stock.

Selling Commissions and Dealer Manager Fee. In connection with our Continuous Registered Offering, we paid our dealer manager up to 7.0% and 2.6% of the gross offering proceeds from the offering as selling commissions and dealer manager fee, respectively. In connection with our Continuous Follow-On Offering, we paid our dealer manager up to 7.0% and 3.0% of the gross offering proceeds from the offering as selling commissions and dealer manager fee, respectively. In both our Continuous Registered Offering and our Continuous Follow-On Offering, a reduced sales commission and dealer manager fee was paid with respect to certain volume discount sales, and no sales commission or dealer manager fee was paid with respect to shares issued through the distribution reinvestment plan. The dealer manager re-allowed all of its sales commissions earned to selected dealers. The dealer manager also re-allowed to selected dealers a portion of its dealer manager fee as a marketing fee. There were no selling commissions or dealer manager fees incurred or payable as of and for the years ended December 31, 2015 and December 31, 2014.

Asset Management Fee. For the services it provided pursuant to the initial advisory agreement, we paid our former advisor a monthly asset management fee of one-twelfth of 0.65% of the higher of the cost or the value of each asset, where (A) cost equaled the amount actually paid, excluding acquisition fees and expenses, to purchase each asset it acquired, including any debt attributable to the asset (including any debt encumbering the asset after acquisition), provided that, with respect to any properties we developed, constructed or improved, cost included the amount expended by us for the development, construction or improvement, and (B) the value of an asset was the value established by the most recent independent valuation report, if available, without reduction for depreciation, bad debts or other non-cash reserves. The asset management fee was based only on the portion of the cost or value attributable to our investment in an asset if we did not own all of an asset. In addition, we paid an oversight fee equal to 1% of monthly gross revenues for properties for which we contracted property management services to non-affiliated third parties. Asset management and oversight fees totaled approximately $0.1 million for the year ended December 31, 2014 and were expensed when incurred. There were no asset management or oversight fees incurred in 2015.

Acquisition Fee. Pursuant to the initial advisory agreement, our former advisor received an acquisition fee of 2.5% of the purchase price for its services in connection with the investigation, selection, sourcing, due diligence and acquisition of a property or investment. The purchase price of a property or investment was equal to the amount paid or allocated to the purchase, development, construction or improvement of a property, inclusive of expenses related thereto, and the amount of debt associated with such real property or investment. The purchase price allocable for joint venture investments was equal to the product of (1) the purchase price of the underlying property and (2) our ownership percentage in the joint venture.

 Disposition Fee. Pursuant to the initial advisory agreement, our former advisor received a disposition fee for its services in connection with a sale of a property or an investment (except investments traded on a national securities exchange) in which it or an affiliate provided a substantial amount of services as determined by our independent directors, which disposition fee was equal to 1.5% of the total consideration stated in an agreement for the sale of such property or investment. The disposition fee was to be paid in addition to real estate commissions paid to non-affiliates, provided that the total real estate commissions (including such disposition fee) paid by us to all parties for the sale of each property or investment was not to exceed 6.0% of the total consideration stated in an agreement for the sale of such property or investment. Acquisition and disposition fees of $2.2 million were paid during the year ended December 31, 2014.

Financing Fee. Pursuant to the initial advisory agreement, our former advisor also received a financing fee equal to 0.25% of the amount, under any loan or line of credit, made available to us. There were no financing fees incurred or payable as of or for the years ended December 31, 2015 and December 31, 2014.

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

These transactions are described in part in the following sections. As a result of Mr. Kamfar’s indirect ownership of Bluerock, an interest in the fees associated with each transaction is attributed to him, in the total amount of $3.2 million, as detailed below. $1.18 million of such fees were deferred by our former advisor in support of our company, and were paid through the issuance of 108,119 LTIP Units by the Operating Partnership to the Manager on the September 14, 2015 in the transactions described in footnote 4 to the table set forth above under “Summary of Fees and Reimbursements to Former Advisor and Former Dealer Manager.” In addition, as of December 31, 2014, our former advisor had incurred $2.4 million of organizational and offering costs on our behalf, which will not be reimbursed due to the termination of our Continuous Follow-On Offering.

Joint Ventures with Fund I, Fund II, Fund III, and BGF

In connection with our acquisitions of our joint venture investments in the Enders property, the Berry Hill property, the MDA property, the Alexan CityCentre property, and the EOS property, we entered into joint venture agreements with Fund I, Fund II and Fund III, as applicable, as further described below.

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

We incurred asset management and oversight fees of $0.03 million to our former advisor for the year ended December 31, 2014. Fees payable to our Former Advisor are reflected above under “Summary of Fees and Reimbursements to Our Former Advisor and Former Dealer Manager.”

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

We incurred asset management and oversight fees of $12,356 to our Former Advisor for the year ended December 31, 2014. Fees payable to our former advisor are reflected above under “Summary of Fees and Reimbursements to Our Former Advisor and Former Dealer Manager.”

On December 9, 2014, through a wholly owned subsidiary of our Operating Partnership, we entered into a series of transactions and agreements to restructure the ownership of the Berry Hill property (the “Restructuring Transactions”). As a result of the Restructuring Transactions, we owned a 19.8% indirect equity interest in the Berry Hill property. On January 14, 2015, we closed on the sale of our 19.8% indirect equity interest in the Berry Hill property. After deduction for payment of the existing mortgage indebtedness and payment of closing costs and fees, the sale of our interest in the Berry Hill property generated net proceeds to us of approximately $7.3 million. See “Other Significant Developments — Restructuring and Sale of 23Hundred@Berry Hill Interests,” above.

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

We incurred asset management and oversight fees of $0.04 million to our former advisor for the year ended December 31, 2014. Fees payable to our former advisor are reflected above under “Summary of Fees and Reimbursements to Our Former Advisor and Former Dealer Manager.”

Alexan CityCentre JV with BGF, Fund II and Fund III

On July 1, 2014, we made a convertible preferred equity investment in a multi-tiered joint venture along with BGF, Fund II and Fund III (collectively, the “BRG Co-Investors”), which are affiliates of our Manager, and an affiliate of Trammell Crow Residential, or TCR, to develop the Alexan CityCentre property. For development of the Alexan CityCentre property and funding of any required reserves, we made an investment of $6.5 million capital commitment to acquire 100% of the preferred membership interests in BR T&C BLVD Member, LLC, or BR Alexan Member, through BRG T&C BLVD Houston, LLC, or BRG Alexan, a wholly owned subsidiary of our operating partnership. BR Alexan Member holds an indirect equity interest in the Alexan CityCentre property. Our equity capital investment in the Alexan CityCentre joint venture was funded with proceeds from the IPO.

EOS with Fund I

On July 29, 2014, we made a convertible preferred equity investment in a multi-tiered joint venture along with Fund I to develop the EOS property, formerly referred to as the UCF Orlando property. For development of the EOS property and funding of any required reserves, we made a capital commitment of approximately $3.6 million to acquire 100% of the preferred membership interests in BR Orlando UCFP, LLC, or BR Orlando JV Member, through BRG UCFP Investor, LLC, a wholly owned subsidiary of our operating partnership. BR Orlando JV Member holds an indirect equity interest in the EOS property. Our equity capital investment in the UCF Orlando joint venture was funded with proceeds from the IPO.

Acquisition of Alexan Southside Place Interests

On January 12, 2015, through a wholly-owned subsidiary of our Operating Partnership, BRG Southside, LLC, or BRG Southside, we made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II and Fund III (collectively, the “BRG Co-Investors”), which are affiliates of our Manager, and an affiliate of Trammell Crow Residential, or TCR, to develop an approximately 269-unit class A, apartment community located in Houston, Texas, to be known as the Alexan Southside Place property. The Alexan Southside Place property will be developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC, as tenant under an 85-year ground lease. We have made a capital commitment of $17.3 million to acquire 100% of the preferred equity interests in BRG Southside, LLC, all of which has been funded at December 31, 2015.

Acquisition of Whetstone Interests

On May 20, 2015, through BRG Whetstone Durham, LLC, a wholly-owned subsidiary of our Operating Partnership, we made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of TriBridge Residential, LLC, to acquire a 204-unit Class A apartment community located in Durham, North Carolina, to be known as Whetstone Apartments. We have made a capital commitment of $12.2 million to acquire 100% of the preferred equity interests in BRG Whetstone Durham, LLC all of which has been funded as of December 31, 2015. The acquisition of Whetstone Apartments was partially funded by a bridge loan of approximately $25.2 million secured by the Whetstone Apartment property. The loan matures May 18, 2016 and bears interest on a floating basis based on LIBOR plus 2.0%. The loan can be prepaid without penalty. We provided certain standard scope non-recourse carveout guaranties in conjunction with the loan.

Acquisition of Cheshire Bridge Interests

On May 29, 2015, through BRG Cheshire, LLC, a wholly-owned subsidiary of our Operating Partnership, we made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of Catalyst Development Partners II, to develop a 285-unit Class A apartment community located in Atlanta, Georgia, to be known as Cheshire Bridge Apartments. We have made a capital commitment of $16.4 million to acquire 100% of the preferred equity interests in BRG Cheshire, LLC, all of which has been funded as of December 31, 2015.

Acquisition of Domain Phase 1 Interest

On November 20, 2015, through a wholly-owned subsidiary of our Operating Partnership, BRG Domain Phase 1, LLC, we made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of our Manager, and an affiliate of ArchCo Residential, to develop an approximately 301-unit, class A, apartment community located in Garland, Texas. The property will be developed upon an approximately 10 acres tract of land. We have made a capital commitment of $18.6 million to acquire 100% of the preferred equity interests in BR Member Domain Phase I, LLC, of which $3.8 million has been funded at December 31, 2015.

Acquisition of Flagler Village Interest

On December 18, 2015, through a wholly-owned subsidiary of our Operating Partnership, BRG Flagler Village, LLC, we made an investment in a multi-tiered joint venture along with Fund II, an affiliate of our Manager, and an affiliate of ArchCo Residential, to develop an approximately 384-unit, class A, apartment community located in Ft. Lauderdale, Florida. We have made a capital commitment of $46.8 million to acquire 100% of the interests in BR Flagler Village, LLC, of which $5.5 million has been funded at December 31, 2015.

Acquisition of Lake Boone Trail

On December 18, 2015, through a wholly-owned subsidiary of our Operating Partnership, BRG Lake Boone, LLC, we made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of our Manager, and an affiliate of Tribridge Residential, LLC, to develop an approximately 245-unit, class A, apartment community located in Raleigh, North Carolina. We have made a capital commitment of $16.8 million to acquire 100% of the preferred equity interests in BR Lake Boone, LLC, of which $9.9 million has been funded at December 31, 2015.

Villas at Oak Crest

In December 2015, in conjunction with the sale of Villas at Oak Crest, two former joint venture partners, who were related to the Company’s Chief Executive Officer, converted their ownership in Villas at Oak Crest into 22,809 Operating Partnership Units.

Loans from Fund I and Fund II

Affıliate Working Capital Line of Credit. On October 2, 2012, we entered into the Fund LOC, pursuant to which we were initially entitled to borrow up to $12.5 million, which borrowing authority was subsequently increased to $13.5 million.

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

Acquisitions from Fund I and Fund II

Park & Kingston Acquisition. In May 2015, the Company invested an additional $6.5 million, plus customary prorations, in equity in Park & Kingston, increasing the Company’s indirect ownership interest in the property from 46.95% to approximately 96.0%. The additional interests were purchased from Fund III based on the original purchase price on a pro rata basis, plus customary prorations.

Fox Hill Acquisition. In May 2015, the Company invested an additional $1.1 million, plus customary prorations, in equity in Fox Hill, increasing the Company’s indirect ownership interest in the property from 85.27% to approximately 94.62%. The additional interests were purchased from Fund III based on the original purchase price on a pro rata basis, plus customary prorations.

Oak Crest Ownership Buyout. In December 2015, in conjunction with the sale of Villas at Oak Crest, two former joint venture partners, who were related to our Chief Executive Officer, converted their ownership in Villas at Oak Crest into 22,809 Operating Partnership Units.

Lansbrook Acquisition. On May 23, 2014, Fund II sold a 32.7% limited liability company interest in BR Lansbrook JV Member, LLC, or BR Lansbrook JV Member, to BRG Lansbrook, LLC, a wholly owned subsidiary of our operating partnership, for a purchase price of approximately $5.4 million in cash, and Fund III sold a 52.7% limited liability company interest in BR Lansbrook JV Member to BRG Lansbrook, LLC, for a purchase price of approximately $8.8 million in cash. BR Lansbrook JV Member is the owner and holder of a 90% limited liability company interest in BR Carroll Lansbrook JV, LLC, which, as of December 31, 2015, owns 602 condominium units being operated as an apartment community within a 774-unit condominium property known as Lansbrook Village located in Tampa (Palm Harbor), Florida, or the Lansbrook Village property. As further consideration for the Lansbrook acquisition, we were required to provide certain standard scope non-recourse carveout guarantees (and related hazardous materials indemnity agreements) related to approximately $42.0 million of indebtedness encumbering the Lansbrook Village property through a joinder to the loan agreement. The transaction was unanimously approved by the independent members of our board of directors. The purchase price paid for the acquired interests was based on the amounts capitalized by Fund II and Fund III in the Lansbrook Village property plus an 8% annualized return for the period they held their respective interests in BR Lansbrook JV Member. The approximate dollar value attributed to Mr. Kamfar, as a result of his indirect ownership of Bluerock, was $0.2 million. Fund II and Fund III will continue to own a 7.33% and 7.33%, respectively, limited liability interest in BR Lansbrook JV Member.

In December 2015, the Company invested an additional $3.7 million, plus customary prorations, in equity in Lansbrook, increasing the Company’s indirect ownership interest in the property from 76.8% to approximately 90.00%. The additional interests were purchased from Fund II and Fund III, affiliates of our Manager, based on an appraisal value, plus customary prorations.

Sales to Fund II, Fund III, and BGF

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

The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by BDO USA, LLP for the years ended December 31, 2015 and 2014, are set forth in the table below (amounts in thousands):

	2015	2014
Audit fees	$859	$521
Audit-related fees	-	17
Tax fees	131	68
All other fees	-	-
Total	$990	$606

For purposes of the preceding table professional fees are classified as follows:

·	Audit fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by the independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.
·	Audit-related fees – These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.
·	Tax fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.
·	All other fees – These are fees for any services not included in the above-described categories.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

Date: February 24, 2016	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

Date: February 24, 2016	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer and President
(Principal Executive Officer)

Date: February 24, 2016	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Accounting Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 24, 2016	/s/ Gary T. Kachadurian
Gary T. Kachadurian
Director

Date: February 24, 2016	/s/ Brian D. Bailey
Brian D. Bailey
Director

Date: February 24, 2016	/s/ I. Bobby Majumder
I. Bobby Majumder
Director

Date: February 24, 2016	/s/ Romano Tio
Romano Tio
Director

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bluerock Residential Growth REIT, Inc.

New York, New York

We have audited Bluerock Residential Growth REIT, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bluerock Residential Growth REIT, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Bluerock Residential Growth REIT, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bluerock Residential Growth REIT, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015 and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
February 24, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bluerock Residential Growth REIT, Inc.

New York, New York

We have audited the accompanying consolidated balance sheets of Bluerock Residential Growth REIT, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bluerock Residential Growth REIT, Inc. and Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bluerock Residential Growth REIT, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 24, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
New York, New York
February 24, 2016

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2015	December 31, 2014
ASSETS
Net Real Estate Investments
Land	$65,057	$37,909
Buildings and improvements	474,608	240,074
Furniture, fixtures and equipment	17,155	6,481
Total Gross Operating Real Estate Investments	556,820	284,464
Accumulated depreciation	(23,437)	(10,992)
Total Net Operating Real Estate Investments	533,383	273,472
Operating real estate held for sale, net	—	14,939
Total Net Real Estate Investments	533,383	288,411
Cash and cash equivalents	68,960	23,059
Restricted cash	11,669	11,091
Due from affiliates	861	570
Accounts receivable, prepaid expenses and other assets	6,742	753
Investments in unconsolidated real estate joint ventures	75,223	18,331
In-place lease intangible assets, net	2,389	745
Deferred financing costs, net	3,535	2,199
Non-real estate assets associated with operating real estate held for sale	—	927
Total Assets	$702,762	$346,086

LIABILITIES AND EQUITY
Mortgages payable	$383,637	$201,343
Mortgage payable associated with operating real estate held for sale	—	11,500
Accounts payable	587	634
Other accrued liabilities	7,013	3,345
Due to affiliates	1,485	1,946
Distributions payable	3,163	889
Liabilities associated with operating real estate held for sale	—	418
Total Liabilities	395,885	220,075
8.250% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 2,875,000 and no shares authorized as of December 31, 2015 and 2014, 2,875,000 and none issued and outstanding, respectively	69,165	—
Series B Redeemable Preferred Stock, liquidation preference $1,000 per share, 150,000 and no shares authorized at December 31, 2015 and 2014, respectively, none issued and outstanding	—	—
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 246,975,000 shares authorized; none issued and outstanding as of December 31, 2015 and December 31, 2014	—	—
Common stock - Class A, $0.01 par value, 747,586,185 shares authorized; 19,202,112 and 7,531,188 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	192	75
Common stock - Class B-1, $0.01 par value, 804,605 shares authorized; no and 353,630 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	—	4
Common stock - Class B-2, $0.01 par value, 804,605 shares authorized; no and 353,630 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	—	4
Common stock - Class B-3, $0.01 par value, 804,605 shares authorized; 353,629 shares issued and outstanding as of December 31, 2015 and December 31, 2014	4	4
Additional paid-in-capital	248,484	113,511
Distributions in excess of cumulative earnings	(41,496)	(21,213)
Total Stockholders’ Equity	207,184	92,385
Noncontrolling Interests
Operating partnership units	2,908	2,949
Partially owned properties	27,620	30,677
Total Noncontrolling Interests	30,528	33,626
Total Equity	237,712	126,011
TOTAL LIABILITIES AND EQUITY	$702,762	$346,086

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Years Ended
	December 31,
	2015	2014
Revenues
Net rental income	$42,259	$29,198
Other property revenues	1,996	1,165
Total revenues	44,255	30,363
Expenses
Property operating	17,851	13,213
General and administrative	4,108	2,694
Management fees	4,185	1,004
Acquisition costs	3,508	4,378
Depreciation and amortization	16,226	12,639
Total expenses	45,878	33,928
Operating loss	(1,623)	(3,565)
Other income (expense)
Other income	62	185
Equity in income (loss) of unconsolidated real estate joint ventures	6,590	1,066
Equity in gain on sale of unconsolidated real estate joint venture interests	11,303	4,067
Gain on sale of real estate assets	2,677	—
Interest expense, net	(11,366)	(8,427)
Total other income (expense)	9,266	(3,109)

Net income (loss) from continuing operations	7,643	(6,674)

Discontinued operations
Loss on operations of rental property	—	(10)
Loss on early extinguishment of debt	—	(880)
Gain on sale of joint venture interest	—	1,006
Income from discontinued operations	—	116

Net income (loss)	7,643	(6,558)
Income allocated to preferred shares	(1,153)	—
Net income (loss) attributable to noncontrolling interests
Operating partner units	35	(238)
Partially-owned properties	5,820	(1,148)
Net income (loss) attributable to noncontrolling interests	5,855	(1,386)
Net income (loss) attributable to common stockholders	$635	$(5,172)

Income (loss) per common share - Basic (1)
Continuing operations	$0.04	$(0.98)
Discontinued operations	$0.00	$0.02
	$0.04	$(0.96)

Income (loss) per common share – Diluted (1)
Continuing operations	$0.04	$(0.98)
Discontinued operations	$0.00	$0.02
	$0.04	$(0.96)

Weighted average basic common shares outstanding (1)	17,404,348	5,381,787
Weighted average diluted common shares outstanding (1)	17,417,198	5,381,787

(1) Share and per share amounts have been restated to reflect the effects of two reverse stock splits of the Company’s Class B common stock, which occurred during the first quarter of 2014. See Note 1, "Organization and Nature of Business" and Note 12, "Stockholders' Equity" for further discussion.

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Convertible Stock		Common Stock		Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Class B-3 Common Stock				Net Income
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid- in Capital	Cumulative Distributions	(Loss) to Common Stockholders	Noncontrolling Interests	Total Equity
Balance, January 1, 2014	1,000	$-	2,413,811	$24	-	$-	-	$-	-	$-	-	$-	$21,747	$(3,659)	$(6,111)	$34,082	$46,083

Reverse stock split effect	-	-	(2,413,811)	(24)	-	-	353,630	4	353,630	4	353,629	4	12	-	-	-	-
Issuance of Class A common stock, net	-	-	-	-	7,531,188	75	-	-	-	-	-	-	91,980	-	-	-	92,055
Vesting of restricted stock compensation	-	-	-	-	-	-	-	-	-	-	-	-	48	-	-	-	48
Issuance of Operating Partnership ("OP") units	-	-	-	-	-	-	-	-	-	-	-	-	666	-	-	3,434	4,100
Issuance of Long-Term Incentive Plan ("LTIP") units	-	-	-	-	-	-	-	-	-	-	-	-	2,117	-	-	-	2,117
Issuance of LTIP units for compensation	-	-	-	-	-	-	-	-	-	-	-	-	964	-	-	-	964
Issuance of convertible stock, net	(1,000)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Contributions, net	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	5,066	5,066
Distributions declared	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,271)	-	(246)	(6,517)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,774)	(5,774)
Changes in additional-paid in capital due to acquisitions	-	-	-	-	-	-	-	-	-	-	-	-	(4,023)	-	-	-	(4,023)
Deconsolidation of Grove at Waterford and 23Hundred@Berry Hill	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,814)	(7,814)
Noncontrolling interest upon acquisition	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,264	6,264
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,172)	(1,386)	(6,558)

Balance, December 31, 2014	-	-	-	-	7,531,188	75	353,630	4	353,630	4	353,629	4	113,511	(9,930)	(11,283)	33,626	126,011

Issuance of Class A common stock, net	-	-	-	-	10,948,664	109	-	-	-	-	-	-	131,212	-	-	-	131,321
Conversion of Class B-1 shares to Class A	-	-	-	-	353,630	4	(353,630)	(4)	-	-	-	-	-	-	-	-	-
Conversion of Class B-2 shares to Class A	-	-	-	-	353,630	4	-	-	(353,630)	(4)	-	-	-	-	-	-	-
Vesting of restricted stock compensation	-	-	-	-	-	-	-	-	-	-	-	-	126	-	-	-	126
Issuance of LTIP units	-	-	-	-	-	-	-	-	-	-	-	-	3,859	-	-	-	3,859
Issuance of LTIP units for compensation	-	-	-	-	-	-	-	-	-	-	-	-	1,879	-	-	-	1,879
Contributions, net	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,321	3,321
Disposition of noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(9,839)	(9,839)
Distributions declared	-	-	-	-	-	-	-	-	-	-	-	-	-	(20,918)	-	(330)	(21,248)
Series A preferred distributions declared	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,153)	-	-	(1,153)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(2,105)	(2,105)
Changes in additional-paid in capital due to acquisitions	-	-	-	-	-	-	-	-	-	-	-	-	(2,103)	-	-	-	(2,103)
Issuance of restricted stock	-	-	-	-	15,000	-	-	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,788	5,855	7,643

Balance, December 31, 2015	-	$-	-	$-	19,202,112	$192	-	$-	-	$-	353,629	$4	$248,484	$(32,001)	$(9,495)	$30,528	$237,712

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, except share and per share amounts)

	For the Year Ended
	December 31,
	2015	2014

Cash flows from operating activities
Net income (loss)	$7,643	$(6,558)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,747	13,231
Amortization of fair value adjustments	(295)	(282)
Equity in income of unconsolidated joint ventures	(6,590)	(1,066)
Equity in gain on sale of real estate assets of unconsolidated joint ventures	(11,303)	(4,067)
Gain on sale of joint venture interests	-	(1,006)
Gain on sale of real estate assets	(2,677)	-
Distributions from unconsolidated real estate joint ventures	9,027	720
Share-based compensation attributable to directors' stock compensation plan	126	48
Share-based compensation to Former Advisor - LTIP Units	-	2,117
Share-based compensation to Manager - LTIP Units	5,738	964
Changes in operating assets and liabilities:
Due to affiliates	737	(291)
Accounts receivable, prepaid expenses and other assets	(5,647)	27
Accounts payable and other accrued liabilities	3,202	1,308
Net cash provided by operating activities	16,708	5,145

Cash flows from investing activities:
Increase in restricted cash	(42)	(10,335)
Acquisitions of consolidated real estate investments	(241,415)	(59,329)
Capital expenditures	(3,670)	(7,967)
Proceeds from sale of joint venture interests	-	4,985
Proceeds from sale of unconsolidated real estate joint venture interests	15,590	10,830
Proceeds from sale of real estate assets	17,862	-
Deconsolidation of Grove at Waterford and 23Hundred@Berry Hill	-	(1,687)
Purchases of interests from noncontrolling members	(11,942)	(15,447)
Investment in unconsolidated real estate joint venture interests	(65,093)	(10,135)
Net cash used in investing activities	(288,710)	(89,085)

Cash flows from financing activities:
Distributions to common stockholders	(20,127)	(5,771)
Distributions to noncontrolling interests	(2,105)	(5,774)
Noncontrolling equity interest contributions to consolidated real estate investments	3,321	5,066
Fair value adjustment for debt assumed in acquisition	-	(1,547)
Borrowings on mortgages payable	151,058	45,335
Repayments on mortgages payable	(12,911)	(468)
Repayments under line of credit	-	(7,571)
Deferred financing fees	(1,819)	(2,119)
Net proceeds from issuance of common stock	131,321	76,864
Net proceeds from issuance of preferred stock	69,165	-
Net cash provided by financing activities	317,903	104,015

Net increase in cash and cash equivalents	$45,901	$20,075

Cash and cash equivalents at beginning of period	$23,059	$2,984

Cash and cash equivalents at end of period	$68,960	$23,059
Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest, net of interest capitalized of $143 for the year ended December 31, 2014	$10,909	$7,769

Supplemental Disclosure of Noncash Investing and Financing Activities

Distributions payable	$3,163	$889

Accrued offering costs	$-	$219

Mortgages assumed upon property acquisitions	$32,942	$116,800

Class A common stock issued upon property acquisitions	$-	$15,188

OP Units issued for property acquisition	$-	$4,100

Reduction of assets from deconsolidation	$-	$63,109

Reduction of mortgages payable from deconsolidation	$-	$43,453

Reduction of noncontrolling interests from deconsolidation	$-	$7,814

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

The Company has elected to be treated, and currently qualifies, as a real estate investment trust, (“REIT”), for federal income tax purposes. As a REIT, the Company generally is not subject to corporate-level income taxes. To maintain its REIT status, the Company is required, among other requirements, to distribute annually at least 90% of its “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to the Company’s stockholders. If the Company fails to qualify as a REIT in any taxable year, it would be subject to federal income tax on its taxable income at regular corporate tax rates.

The Company raised capital in a continuous registered offering, carried out in a manner consistent with offerings of non-listed REITs, from its inception until September 9, 2013, when it terminated the continuous registered offering in connection with the Company’s Board of Directors (the “Board’s”) consideration of strategic alternatives to maximize value to its stockholders. The Company subsequently determined to register shares of newly authorized Class A common stock that were to be offered in a firmly underwritten public offering, (the “IPO”), by filing a registration statement on Form S-11 (File No. 333-192610) with the SEC, on November 27, 2013. On March 28, 2014, the SEC declared the registration statement effective and the Company announced the pricing of the IPO of 3,448,276 shares of Class A common stock at a public offering price of $14.50 per share for total gross proceeds of $50.0 million. The net proceeds of the IPO, which closed on April 2, 2014, were approximately $44.0 million after deducting underwriting discounts and commissions and offering costs.

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

On October 21, 2015, the Company completed an underwritten shelf takedown offering (the “October 2015 Preferred Stock Offering”) of 2,875,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-200359) filed with the SEC on November 19, 2014 and declared effective on December 19, 2014. The public offering price of $25.00 per share was announced on October 16, 2015. Net proceeds of the October 2015 Preferred Stock Offering were approximately $69.2 million after deducting underwriting discounts and commissions and estimated offering costs.

On December 17, 2015, the Company filed a prospectus supplement to the December 2014 Shelf Registration Statement offering a maximum of 150,000 Units (the “Original Units”) consisting of 150,000 shares of Series B redeemable preferred stock (the “Original Series B Preferred Stock”) and warrants (the “Original Warrants”) to purchase 3,000,000 shares of Class A common stock (liquidation preference $1,000 per share of Original Series B Preferred Stock). As of December 31, 2015, we were continuing to organize our sales activities for the Original Series B Preferred Stock and no Original Units had been sold.

As of December 31, 2015, the Company's portfolio consisted of interests in twenty properties (fourteen operating properties and six development properties). The Company’s twenty properties contain an aggregate of 6,449 units, comprised of 4,625 operating units and 1,824 units under development. As of December 31, 2015, the stabilized properties, exclusive of our development properties, and Whetstone, EOS and Sorrel, the lease-up properties, were approximately 93% occupied.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or its wholly-owned subsidiaries, owns substantially all of the property interests acquired on the Company’s behalf. As of December 31, 2015, limited partners other than the Company owned approximately 5.95% of the Operating Partnership (1.47% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 4.48% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”)). Bluerock Real Estate, L.L.C., a Delaware limited liability company, is referred to as Bluerock (“Bluerock”), and the Company’s external manager, BRG Manager, LLC, a Delaware limited liability company, is referred to as its Manager (“Manager”). Both Bluerock and the Manager are related parties with respect to the Company, but are not within the Company’s control and are not consolidated in the Company’s financial statements.

Because the Company is the sole general partner of its Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in its consolidated financial statements. The Company consolidates entities in which it owns more than 50% of the voting equity and in which control does not rest with other investors. Investments in real estate joint ventures over which the Company has the ability to exercise significant influence, but for which it does not have financial or operating control, are accounted for using the equity method of accounting. These entities are reflected on the Company’s consolidated financial statements as “Investments in unconsolidated real estate joint ventures.” All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.  The Company will consider future joint ventures for consolidation in accordance with the provisions required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810: Consolidation.

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

If, after consideration of the VIE accounting literature, the Company has determined that VIE accounting is not applicable to the joint ventures, the Company assesses the need for consolidation under all other provisions of ASC 810.  These provisions provide for consolidation of majority-owned entities through a majority voting interest held by the Company providing control, or through determination of control by virtue of the Company being the general partner in a limited partnership or the controlling member of a limited liability company.

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

If it has been determined that the Company does not have control, but does have the ability to exercise significant influence over the entity, the Company accounts for these unconsolidated investments under the equity method of accounting. The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for the Company’s share of net income (loss), including eliminations for the Company’s share of inter-company transactions, and increased (decreased) for contributions (distributions). The Company’s proportionate share of the results of operations of these investments is reflected in the Company’s earnings or losses.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Intangible assets include the value of in-place leases, which represents the estimated fair value of the net cash flows of leases in place at the time of acquisition to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up.  The Company amortizes the value of in-place leases to expense over the remaining non-cancelable term of the respective leases, which is on average six months.

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

Impairment of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable.  When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition.  Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities.  No impairment charges were recorded in 2015 or 2014.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred Financing Fees

Deferred financing fees represent commitment fees, legal fees and other third party costs associated with obtaining financing. Deferred financing fees paid by the Company on behalf of its consolidated joint ventures are capitalized and amortized to interest expense over the terms of the financing agreement using the straight-line method, which approximates the effective interest method.

Deferred financing fees paid by the Company on behalf of its unconsolidated joint ventures are recorded within investments in unconsolidated real estate joint ventures on the consolidated balance sheets and are amortized to equity in income (loss) of unconsolidated real estate joint ventures.

Noncontrolling Interests

Noncontrolling interests are comprised of the Company’s joint venture partners’ interests in consolidated joint ventures, as well as interests held by Operating Partnership Unit holders.  The Company reports its joint venture partners’ interest in its consolidated real estate joint ventures and other subsidiary interests held by third parties as noncontrolling interests.  The Company records these noncontrolling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments’ net income or loss and equity contributions and distributions.  These noncontrolling interests are not redeemable by the equity holders and are presented as part of permanent equity.  Income and losses are allocated to the noncontrolling interest holder pursuant to each joint venture’s operating agreement.

Revenue Recognition

Rental income related to tenant leases is recognized on an accrual basis over the terms of the related leases on a straight-line basis. Amounts received in advance are recorded as a liability within other related liabilities.

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

Stock-Based Compensation

The Company expenses the fair value of share awards in accordance with the fair value recognition requirements of ASC Topic 718 “Compensation-Stock Compensation.” ASC Topic 718 requires companies to measure the cost of the recipient services received in exchange for an award of an equity instrument based on the grant-date fair value of the award. The cost of the share award is expensed over the requisite service period (usually the vesting period).

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Related Party Transactions

Prior to the IPO, the Company was externally advised by its former advisor, Bluerock Multifamily Advisor, LLC (the “Former Advisor”), an affiliate of Bluerock. Under the initial advisory agreement, the Company was obligated to pay the Former Advisor specified fees upon the provision of certain services related to, the investment of funds in real estate investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company was also obligated to reimburse the Former Advisor for organization and offering costs incurred by the Former Advisor on the Company’s behalf, and was obligated to reimburse the Former Advisor for acquisition expenses and certain operating expenses incurred on its behalf or incurred in connection with providing services to the Company.   The Company recorded all related party fees as incurred, subject to any limitations described in the advisory agreement. This advisory agreement was terminated on April 2, 2014 in connection with the Company’s IPO.On April 2, 2014, upon the completion of the IPO, the Company entered into a Management Agreement with the Manager, an affiliate of Bluerock, to be the Company’s external manager. Under the Management Agreement the Company pays the Manager a base management fee and incentive fee. The Company records all related party fees as incurred.

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

In conjunction with the offering of the Series B Preferred Stock, the Company engaged a related party, as dealer manager, up to 7% and 3% of the gross offering proceeds from the offering as selling commissions and dealer manager fees, respectively. As of December 31, 2015, we were continuing to organize our sales activities for the Series B Preferred Stock and no Units had been sold and thus, no fees were paid in 2015.

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

Asset Management Fee to the Former Advisor

With respect to investments in real estate, the Company paid the Former Advisor a monthly asset management fee.  On September 26, 2012, the Company amended its advisory agreement to decrease the asset management fee from one-twelfth of 1% to one-twelfth of 0.65% of the amount paid or allocated to acquire the investment excluding acquisition fees and expenses related thereto and the amount of any debt associated with or used to acquire such investment. In the case of investments made through joint ventures, the asset management fee was determined based on the Company’s proportionate share of the underlying investment.

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

For the year ended December 31, 2015, 99.46% of the distributions received by the stockholders were classified as return of capital for income tax purposes and 0.54% were ordinary income. For the year ended December 31, 2014, 8.2% of the distributions received by the stockholders were classified as unrecaptured section 1250 capital gains and 91.8% were classified as return of capital for tax purposes.

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It requires a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, in an income tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management has considered all positions taken on the 2009 through 2014 tax returns (where applicable), and those positions expected to be taken on the 2015 tax returns, and concluded that tax positions taken will more likely than not be sustained at the full amount upon examination. Accordingly, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2015. If any income tax exposure was identified, the Company would recognize an estimated liability for income tax items that meet the criteria for accrual. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. If any interest and penalties related to income tax assessments arose, the Company would record them as income tax expense. As of December 31, 2015, tax returns for the calendar years 2010 and subsequent remain subject to examination by the Internal Revenue Service and various state tax jurisdictions.

Reportable Segment

The Company’s current business consists of investing in and operating multifamily communities. Substantially all of its consolidated net income (loss) is from investments in real estate properties that the Company owns through co-investment ventures which it either consolidates or accounts for under the equity method of accounting.  The Company evaluates operating performance on an individual property level and views its real estate assets as one industry segment, and, accordingly, its properties are aggregated into one reportable segment.

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

Note 3 – Real Estate Assets Held for Sale, Discontinued Operations and Sale of Joint Venture Equity Interests

Real Estate Assets Held for Sale and Discontinued Operations

The Company had reported its Creekside property as held for sale in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. On March 28, 2014, the special purpose entity that owned the Creekside property, in which the Company held a 24.7% indirect equity interest sold the Creekside property as discussed below. On August 28, 2014, the Company’s Investment Committee approved a plan to sell North Park Towers and the Company classified amounts related to the property as held for sale as of December 31, 2014. See below for information regarding the sale of North Park Towers on October 16, 2015.

Property Classified as Discontinued Operations

The following is a summary of the results of operations of the Creekside property classified as discontinued operations for the years ended December 31, 2015 and 2014 (amounts in thousands):

	For the Years Ended December 31,
	2015	2014
Total revenues	$-	$508
Expenses
Property operating expenses	-	(177)
Depreciation and amortization	-	(184)
Management fees	-	(8)
Interest expense, net	-	(149)
Loss on operations of rental property	$-	$(10)
Gain on sale of joint venture interest	-	1,006
Loss on early extinguishment of debt	-	(880)
Income from discontinued operations	$-	$116

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

On December 9, 2014, the Company, through BEMT Berry Hill, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Operating Partnership (“BEMT Berry Hill’), entered into a series of transactions and agreements to restructure the ownership of Berry Hill, (the “Restructuring Transactions”).

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

Following the Restructuring Transactions, as of December 31, 2014, Berry Hill was owned in tenancy-in-common interests, adjusted for the agreed Stonehenge promote interest as follows:(i) BEMT Berry Hill and Fund III, through 23Hundred, hold a 42.2% undivided tenant-in-common interest in (the Company, through BEMT Berry Hill own a 19.8% indirect equity interest and Fund III owns a 22.4% indirect equity interest); (ii) BGF’s subsidiary BGF 23Hundred, LLC, a Delaware limited liability company, holds a 22.9% undivided tenant-in-common interest; and (iii) Stonehenge JV Member’s subsidiary SH 23Hundred TIC, LLC, a Delaware limited liability company, holds a 34.8% undivided tenant-in-common interest.

As a result of the restructuring, the Company no longer controlled Berry Hill through its voting rights. Accordingly, the Company’s investment in Berry Hill was deconsolidated and subsequently accounted for under the equity method.

On January 14, 2015, the Company, along with the other two holders of tenant-in-common interests in Berry Hill, sold their respective interests to an unaffiliated third party. The aggregate purchase price was $61.2 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for payment of the existing mortgage indebtedness and payment of closing costs and fees, the sale of the Company’s interest in Berry Hill generated net proceeds of approximately $7.3 million to the Company and a consolidated gain on sale of $11.3 million, of which the Company’s pro rata share of gain is $5.3 million before disposition expenses of $0.1 million, which was included in the Company’s statement of operations for the year ended December 31, 2015.

On December 3, 2014, the Company, through BR Waterford Crossing JV, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Operating Partnership (“BRG Grove”), and Bell HNW Waterford, LLC, a Delaware limited liability company and an unaffiliated third party (“BRG Co-Owner”), owned a 252-unit apartment community located in Hendersonville, Tennessee named the Grove at Waterford, as tenants-in-common. BRG Grove owned a 60.0% tenant-in-common interest in the Grove at Waterford property. On December 18, 2014, BRG Grove sold its 60.0% tenant-in-common interest in the Grove at Waterford property, and BRG Co-Owner its 40.0% tenant-in-common interest, to Bell Hendersonville, an unaffiliated third party, for an aggregate of $37.7 million, subject to a loan prepayment penalty and certain prorations and adjustments typical in such real estate transactions. After deduction for payment of the existing mortgage indebtedness and loan prepayment penalty, closing costs and fees, the sale of the Company’s interest in the Grove at Waterford generated net proceeds to the Company of approximately $9.0 million and a gain on sale of $3.5 million.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale of North Park Towers

On October 16, 2015, the Company closed on the sale of the North Park Towers property, located in Southfield, Michigan. The 100%- owned property was sold for approximately $18.2 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for payment of the existing mortgage indebtedness encumbering the North Park Towers property in the amount of $11.5 million and payment of closing costs and fees, the sale of the property generated net proceeds for the Company of approximately $6.6 million and a gain on sale of $2.70 million, net of disposition expenses of $0.3 million.

Note 4 – Investments in Real Estate

As of December 31, 2015, the Company was invested in fourteen operating real estate properties and six development properties through joint venture partnerships. The following tables provide summary information regarding the Company’s operating and development investments, which are either consolidated or presented on the equity method of accounting.

Operating Properties

	Number of	Date	Ownership	Average
Multifamily Community Name/Location	Units	Built/Renovated (1)	Interest	Rent (2) (Unaudited)	% Occupied (3) (Unaudited)
ARIUM Grandewood, Orlando, FL (4)	306	2005	95.0%	$1,184	97%
ARIUM Palms, Orlando, FL	252	2008	95.0%	1,161	94%
Ashton Reserve, Charlotte, NC (5)	473	2012/2015	100.0%	968	92%
Enders at Baldwin Park, Orlando, FL	220	2003	89.5%	1,595	97%
EOS, Orlando, FL	296	2015	(6)	1,211	51%
Fox Hill, Austin, TX	288	2010	94.6%	1,145	98%
Lansbrook Village, Palm Harbor, FL	602	2004	90.0%	1,182	93%
MDA Apartments, Chicago, IL	190	2006	35.3%	2,251	92%
Park & Kingston, Charlotte, NC (7)	168	2015	96.4%	1,151	91%
Sorrel, Frisco, TX (8)	352	2015	95.0%	1,288	77%
Sovereign, Fort Worth, TX	322	2015	95.0%	1,265	90%
Springhouse at Newport News, Newport News, VA	432	1985	75.0%	837	93%
Village Green of Ann Arbor, Ann Arbor, MI	520	2013	48.6%	1,167	91%
Whetstone, Durham, NC	204	2015	(6)	1,325	73%
Total/Average	4,625			$1,200	93%

(1) Represents date of last significant renovation or year built if there were no renovations.

(2) Represents the average effective monthly rent per occupied unit for all occupied units for the three months ended December 31, 2015. The average rent for Whetstone, EOS and Sorrel, which are still in lease-up, is pro forma based on underwriting. Total concessions for the three months ended December 31, 2015 amounted to approximately $0.3 million.

(3) Percent occupied is calculated as (i) the number of units occupied as of December 31, 2015, divided by (ii) total number of units, expressed as a percentage, excluding Whetstone, EOS and Sorrel, which are still in lease-up.

(4) ARIUM Grandewood was formerly called ARIUM Grande Lakes.

(5) Ashton Reserve is comprised of Ashton I and Ashton II.

(6) EOS and Whetstone are currently preferred equity investments providing a stated investment return and both properties are in lease-up and average actual rents were $1,165 and $1,091, respectively, net of upfront lease-up concessions.

(7) Park & Kingston is comprised of Park & Kingston and Park & Kingston II. We own 96.0% of 151 units of Park & Kingston acquired in March 2015 and 100.0% of 15 units of Park & Kingston II acquired in November 2015, for a combined ownership of 96.4%.

(8) Sorrel is in lease-up and average actual rents were $1,272, net of up-front lease-up concessions.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Development Properties

				Pro Forma
Multifamily Community Name/Location	Number of Units	Initial Occupancy	Final Units to be Delivered	Average Rent(1) (Unaudited)
Alexan CityCentre, Houston, TX	340	1Q 2017	4Q 2017	$2,144
Alexan Southside Place, Houston, TX	269	3Q 2017	2Q 2018	2,019
Cheshire Bridge, Atlanta, GA	285	1Q 2017	3Q 2017	1,559
Domain, Garland, TX	301	2Q 2017	2Q 2018	1,425
Flagler Village, Ft. Lauderdale, FL	384	2Q 2018	1Q 2019	2,481
Lake Boone Trail, Raleigh, NC	245	1Q 2018	3Q 2018	1,402
Total/Average	1,824			$1,887

(1) Represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization.

Note 5 – Consolidated Investments

As of December 31, 2015, the major components of our consolidated real estate properties were as follows (amounts in thousands):

Property	Land	Building and Improvements	Furniture, Fixtures and Equipment	Total
ARIUM Grandewood	$5,200	$36,915	$760	$42,875
ARIUM Palms	4,030	31,545	1,058	36,633
Ashton Reserve	5,900	58,636	1,838	66,374
Enders Place at Baldwin Park	5,453	22,281	1,481	29,215
Fox Hill	4,180	32,389	910	37,479
Lansbrook Village	7,224	52,331	1,798	61,353
MDA Apartments	9,500	51,558	753	61,811
Park & Kingston	3,360	26,438	465	30,263
Sorrel	6,710	44,607	2,847	54,164
Sovereign	2,800	38,480	2,130	43,410
Springhouse at Newport News	6,500	27,860	1,371	35,731
Village Green of Ann Arbor	4,200	51,568	1,744	57,512
	$65,057	$474,608	$17,155	$556,820
Less: accumulated depreciation	—	20,046	3,391	23,437
Total	$65,057	$454,562	$13,764	$533,383

Operating Leases

The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary.  The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated.  The Company retains substantially all of the risks and benefits of ownership of the consolidated real estate assets leased to tenants.  Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit.  Amounts required as a security deposit vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not individually significant amounts.  Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of their security deposit.  Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $1.3 million and $0.7 million as of December 31, 2015 and 2014, respectively, for the Company’s consolidated real estate properties.  Tenant security deposits related to North Park Towers totaled $0.1 million for the year ended December 31, 2014, and are included in liabilities associated with operating real estate held for sale in the accompanying 2014 consolidated balance sheet. No individual tenant represents over 10% of the Company’s annualized base rent for the consolidated real estate properties.

Depreciation expense was $12.4 million and $8.4 million for the years ended December 31, 2015 and 2014, respectively, including amounts in discontinued operations.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. In-place leases are amortized over the remaining term of the in-place leases, which is approximately six months. Amortization expense related to the in-place leases was $3.8 million and $4.5 million for the years ended December 31, 2015 and 2014, respectively.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity during the years ended December 31, 2015 and 2014:

Acquisition of North Park Towers

On April 3, 2014, the Company, through BRG North Park Towers, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company’s Operating Partnership, acquired all of North Park Towers’ (“NPT”) right, title and interest in a 100% fee simple interest in a 313-unit multifamily property located in Southfield, Michigan (the “NPT Property”), pursuant to a contribution agreement. As consideration for the 100% fee simple interest of NPT in the NPT Property, the Operating Partnership issued 282,759 units of limited partnership interest in the Operating Partnership “(OP Units”), with an approximate value of $4.1 million (net of assumed mortgages) to NPT, which subsequent to the one-year anniversary after their receipt by NPT will be redeemable for cash or exchangeable, at the Company’s option, for shares of the Company’s Class A common stock on a one-for-one basis, subject to certain adjustments. The acquisition was subject to certain prorations and adjustments typical in a real estate transaction and was based on the value of the equity interest of NPT in the NPT Property, which equity valuation was based on an independent third party appraisal.

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

In conjunction with the consummation of the contribution agreement and the purchase and sale of the NPT Property, Bluerock Property Management (“BPM”) received a disposition fee of approximately $0.5 million, which was paid in the form of 32,276 OP Units and which would have otherwise been paid to NPT. Additionally, the Former Advisor received an acquisition fee of approximately $0.4 million under the Advisory Agreement, which acquisition fee was paid in the form of 26,897 LTIP Units.

As discussed in Note 3, on October 16, 2015, the Company closed on the sale of the NPT Property.

Acquisition of Interest in Village Green of Ann Arbor

On April 2, 2014, the Company, through BRG Ann Arbor, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Company’s Operating Partnership, acquired all of Bluerock Special Opportunity + Income Fund II, LLC’s “(Fund II”), right, title and interest in and to a 58.6084% limited liability company interest in BR VG Ann Arbor JV Member, LLC, a Delaware limited liability company, and all of Bluerock Special Opportunity + Income Fund III, LLC’s (“Fund III’), right, title and interest in and to a 38.6084% limited liability company interest in BR VG Ann Arbor JV Member, LLC, which is the owner and holder of a 50% limited liability company interest in Village Green of Ann Arbor Associates, LLC, a Michigan limited liability company (“VG Ann Arbor”), which in turn is the fee simple owner of a 520-unit multifamily property located in Ann Arbor, Michigan (the “Village Green Property”). The acquisition of the Fund II and the Fund III interests was made pursuant to a contribution agreement.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the consummation of the contribution agreement and the purchase and sale of the Fund I and Fund II interests, the Manager of Fund II, BR SOIF II Manager, LLC (the “Fund II Manager”), received a disposition fee of approximately $0.3 million under the management agreement for Fund II, which was paid in the form of 22,196 unregistered shares of the Company’s Class A common stock that would otherwise have been issued to Fund II. Further, Bluerock received a disposition fee of approximately $0.05 million under the management agreement for Fund I, which disposition fee was paid in cash and deducted from the amount payable by the Company to Fund I. Additionally, the Former Advisor received an acquisition fee of approximately $0.5 million under the Advisory Agreement, which acquisition fee was paid in the form of 30,828 LTIP Units.

All amounts paid in either OP Units or LTIP Units for the acquisitions described above, were determined to have a value of $14.50 per unit, which was based on the IPO issuance price.

See Footnote 3 regarding the subsequent sale.

Acquisition of Interest in Lansbrook Village

On May 23, 2014, Fund II sold a 32.67% limited liability company interest in BR Lansbrook JV Member, LLC to BRG Lansbrook, LLC, a wholly-owned subsidiary of the Company’s Operating Partnership, for a purchase price of approximately $5.4 million in cash, and Fund III sold a 52.67% limited liability company interest in BR Lansbrook JV Member, LLC to BRG Lansbrook, LLC for a purchase price of approximately $8.8 million in cash. Approximately $1.4 million of this cash was used to pay acquisition and other closing costs. BR Lansbrook JV Member, LLC is the owner and holder of a 90% limited liability company interest in BR Carroll Lansbrook JV, LLC which, as of December 31, 2015, owned 602 condominium units being operated as an apartment community within a 774-unit condominium property known as Lansbrook Village located in Palm Harbor, Florida. As further consideration for the Lansbrook acquisition, the Company was required to provide certain non-recourse carve-out guarantees (and related hazardous materials indemnity agreements) related to approximately $42.0 million of indebtedness encumbering Lansbrook Village through a joinder to the loan agreement. The purchase price paid for the acquired interest was based on the amounts capitalized by Fund II and Fund III in Lansbrook Village plus an 8% annualized return for the period they held their respective interests in BR Lansbrook JV Member, LLC. The approximate dollar value attributed to Mr. Kamfar, as a result of his indirect ownership of Bluerock, was $0.2 million. Both Fund II and Fund III will continue to each own a 7.33% limited liability interest in BR Lansbrook JV Member, LLC. Since the original purchase in May 2014, the Company has acquired 29 additional units for $2.6 million.

In December 2015, the Company invested an additional $3.7 million, plus customary prorations, in equity in Lansbrook, increasing the Company’s indirect ownership interest in the property from 76.8% to approximately 90.00%. The additional interests were purchased from Fund II and Fund III, affiliates of our Manager, based on an appraisal value, plus customary prorations.

Acquisition of Additional Interest in Enders Property

As of June 30, 2014, the Company held a 48.4% indirect equity interest in the Enders property through a joint venture.

On September 10, 2014, through the Enders property joint venture, the Company acquired an additional 41.1% indirect interest in the Enders property in exchange for approximately $4.4 million in cash and approximately $8.0 million in additional financing proceeds, such that the Company currently holds an indirect 89.5% interest therein.

Acquisition of Interest in ARIUM Grandewood, formerly referred to as ARIUM Grande Lakes

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

At the time of the acquisition of Park & Kingston the Company had the ability to acquire 15 units under development at Park & Kingston (the “Phase II Units”). On November 30, 2015, the Company acquired 100% of the Phase II Units for a purchase price of approximately $2.9 million, plus customary prorations.

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

Acquisition of Interest in Ashton Reserve, comprised of Ashton I and II

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

In addition, on December 14, 2015, the Company, through a subsidiary of our Operating Partnership, acquired an additional 151-unit apartment community adjacent to Ashton I, known as Ashton Reserve at Northlake Phase II, (“Ashton II”). The purchase price of approximately $21.8 million was funded, in part, with a $15.3 million senior mortgage loan secured by the Ashton II property and improvements.

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

Acquisition of Sorrel and Sovereign Apartments

On October 29, 2015, the Company, through subsidiaries of its Operating Partnership, completed investments of approximately $17.7 million and approximately $15.2 million in a multi-tiered joint venture along with an affiliate of Carroll Organization, to acquire (i) a 352-unit Class A apartment community located in Frisco, Texas known as the Sorrel Apartments (“Sorrel”) and (ii) a 322-unit Class A apartment community located in Fort Worth, Texas known as The Sovereign Apartments (“Sovereign”), respectively. The Company’s indirect ownership interest in the joint venture that owns Sorrel and Sovereign is 95.0%. Sorrel’s purchase price of approximately $55.3 million was funded, in part, with a $38.7 million senior mortgage loan secured by Sorrel property and improvements. Sovereign’s purchase price of approximately $44.4 million was funded, in part, with a $28.9 million senior mortgage loan secured by the Sovereign property and improvements.

Purchase Price Allocation

The acquisitions of Park & Kingston, Fox Hill, Ashton Reserve, ARIUM Palms, Sorrel and Sovereign have been accounted for as business combinations. The purchase prices were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition. The preliminary measurements of fair value reflected below are subject to change. The Company expects to finalize the purchase price allocations as soon as practical, but no later than one year from each property’s respective acquisition date.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the assets acquired and liabilities assumed at the acquisition date. The amounts listed below reflect provisional amounts that will be updated as information becomes available for acquisitions made during the year ended December 31, 2015 (amounts in thousands):

Purchase Price Allocation
Land	$26,980
Building	207,842
Building improvements	11,638
Land improvements	12,593
Furniture and fixtures	8,740
In-place leases	5,389
Total assets acquired	$273,182
Mortgages assumed	$31,900
Fair value adjustments	1,042
Total liabilities acquired	$32,942

In connection with the acquisition of Ashton I, the Company assumed mortgage debt with a fair value of approximately $32.9 million.

The pro-forma information presented below represents the change in consolidated revenue and earnings as if the Company's significant acquisitions of Village Green of Ann Arbor, Lansbrook Village, ARIUM Grandewood, Park & Kingston, Fox Hill, Ashton Reserve, ARIUM Palms, Sorrel and Sovereign, collectively (the "Recent Acquisitions"), had occurred on January 1, 2014. Certain expenses such as property management fees and other costs not directly related to the future operations of the Recent Acquisitions have been excluded. (amounts in thousands, except per share amounts)

	For the Year Ended December 31,			For the Year Ended December 31,
	2015			2014
	As Reported	Pro-Forma Adjustments	Pro-Forma	As Reported	Pro-Forma Adjustments	Pro-Forma

Revenues	$44,255	$6,757	$51,012	$30,363	$18,026	$48,389
Net income (loss)	$7,643	$(8,048)	$(405)	$(6,558)	$(4,415)	$(10,973)
Net income (loss) attributable to BRG	$635	$(7,887)	$(7,252)	$(5,172)	$(4,274)	$(9,446)

Earnings per share, basic and diluted (1)	$0.04		$(0.42)	$(0.96)		$(1.76)

(1)	Pro-forma earnings per share, both basic and diluted, are calculated based on the net income (loss) attributable to BRG.

Aggregate property level revenues and net loss for the Recent Acquisitions, since the properties’ respective acquisition dates, that are reflected in the Company’s 2015 consolidated statement of operations amounted to $28.2 million and $4.1 million, respectively.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 – Investments in Unconsolidated Real Estate Joint Ventures

Following is a summary of the Company’s ownership interests in the investments reported under the equity method of accounting. The carrying amount of the Company’s investments in unconsolidated real estate joint ventures as of December 31, 2015 and December 31, 2014 is summarized in the table below (amounts in thousands):

Property	December 31, 2015	December 31, 2014
Alexan CityCentre	$6,505	$6,505
Alexan Southside Place	17,322	—
Cheshire Bridge	16,360	—
Domain	3,806	—
EOS, formerly referred to as UCF Orlando	3,629	3,629
Flagler Village	5,451	—
Lake Boone Trail	9,919	—
Villas at Oak Crest	—	3,170
Whetstone	12,231	—
23Hundred@Berry Hill	—	4,906
Other	—	121
Total	$75,223	$18,331

As of December 31, 2015, the Company had outstanding preferred equity investments in eight multi-tiered joint ventures, each of which were created to develop a multifamily property. In each case, a wholly-owned subsidiary of the operating partnership made a preferred investment in a joint venture. The common interests in these joint ventures, as well as preferred interests in some cases, are owned by affiliates of the Manager. In each case, the Company’s investment in the joint venture generates a preferred return of 15% on its outstanding capital contributions and the Company is not allocated any of the income or loss in the joint ventures. The joint venture then becomes the controlling member in an entity whose purpose is to develop a multifamily property. Each joint venture is required to redeem the Company’s preferred membership interests plus any accrued but unpaid preferred return on the earlier of the date which is six months following the maturity of the related development’s construction loan. Additionally, the Company has the right, in its sole discretion, to convert its preferred membership interest in each joint venture into a common membership interest for a period of six months from the date upon which 70% of the units in the related development have been leased.

The following provides additional information regarding the Company’s preferred equity investments as of December 31, 2015.

The equity in income of the Company’s unconsolidated real estate joint ventures for the years ended December 31, 2015 and 2014 is summarized below (amounts in thousands):

Property	December 31, 2015	December 31, 2014
Alexan CityCentre	$976	$388
Alexan Southside Place	1,996	—
Cheshire Bridge	1,383	—
Domain	64	—
EOS	544	230
Flagler Village	(5)	—
Lake Boone Trail	44	—
Villas at Oak Crest	489	322
Whetstone	1,131	—
Other	(32)	126
Equity in income of unconsolidated joint venture	$6,590	$1,066

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summary combined financial information for the Company’s investments in unconsolidated real estate joint ventures as of December 31, 2015 and 2014 and for the years ended December 31, 2015 and 2014, is as follows:

	December 31, 2015	December 31, 2014
Balance Sheets:
Real estate, net of depreciation	$132,265	$55,091
Real estate, net of depreciation, held for sale	-	31,334
Other assets	24,737	1,193
Other assets, held for sale	-	2,458
Total assets	$157,002	$90,076

Mortgage payable	$55,066	$19,820
Mortgage payable, held for sale	-	23,569
Other liabilities	5,018	2,812
Other liabilities, held for sale	-	1,026
Total liabilities	$60,084	$47,227
Members’ equity	96,918	42,849
Total liabilities and members’ equity	$157,002	$90,076

	Year Ended December 31,
	2015	2014
Operating Statements:
Rental revenues	$2,765	$7,214
Operating expenses	(2,776)	(3,190)
(Loss) income before debt service, acquisition costs, and depreciation and amortization	(11)	4,024
Interest expense, net	(756)	(1,648)
Acquisition costs	(66)	(2)
Depreciation and amortization	(2,009)	(1,970)
Operating (loss) income	(2,842)	404
Gain on sale	29,200	2,498
Net income	$26,358	$2,902

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All amounts paid in either Class A common stock or LTIP Units for the acquisition described above, were determined to have a value of $14.50 per share or unit, which was based on the IPO issuance price.

Sale of Villas at Oak Crest

The controlling member of the joint venture that owned the Oak Crest Property sold the property on September 1, 2015 and upon closing, the Company received a distribution of its original investment plus accrued return.

Investment in Alexan CityCentre Property

On July 1, 2014, a wholly-owned subsidiary of the Operating Partnership made a convertible preferred equity investment in a multi-tiered joint venture that includes Bluerock Growth Fund, LLC (“BGF”), Fund II and Fund III (collectively, the “BRG Co-Investors”), which are affiliates of the Manager, and an affiliate of Trammell Crow Residential to develop a 340-unit class A apartment community located in Houston, Texas, to be known as Alexan CityCentre.

For the development of Alexan CityCentre and funding of any required reserves, the Company has made a capital commitment of $6.5 million to acquire 100% of the preferred membership interests in BR T&C BLVD Member, LLC “(BR Alexan Member”), through a wholly-owned subsidiary of the Company’s Operating Partnership, BRG T&C BLVD Houston, LLC (“BRG Alexan’). The BRG Co-Investors’ budgeted development-related capital commitments are as follows: BGF - $8.8 million; Fund II - $5.4 million; and Fund III - $3.4 million, to acquire 49.95%, 30.61% and 19.44% of the common membership interests in BR Alexan Member, respectively.

Under the operating agreement of BR Alexan Member, the Company’s preferred membership interest earns and shall be paid on a current basis a preferred return at the annual rate of 15.0% times the outstanding amount of our capital contributions made pursuant to our capital commitment. As of December 31, 2015, the Company has fully funded our $6.5 million capital commitment and (ii) the BRG Co-Investors have funded $17.7 million.

Investment in EOS Property, formerly referred to as UCF Orlando

On July 29, 2014, a wholly-owned subsidiary of our Operating Partnership made a convertible preferred equity investment in a multi-tiered joint venture that includes Fund I, an affiliate of our Manager, and CDP UCFP Developer, LLC, a Georgia limited liability company and non-affiliated entity, to develop a 296-unit class A apartment community in Orlando, Florida, located in close proximity to the University of Central Florida and Central Florida Research Park, and will be a featured component of a master-planned, Publix-anchored retail development known as Town Park or the EOS property.

For the development of the EOS property and funding of any required reserves, the Company has made a capital commitment of $3.6 million to acquire 100% of the preferred membership interests in BR Orlando UCFP, LLC, “(BR Orlando JV Member”), through a wholly-owned subsidiary of our Operating Partnership, BRG UCFP Investor, LLC.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under the operating agreement of BR Orlando JV Member, our preferred membership interest earns and shall be paid on a current basis a preferred return at the annual rate of 15.0% on the outstanding amount of our capital contributions made pursuant to our capital commitment. To date (i) the Company has fully funded our $3.6 million capital commitment and (ii) Fund I has funded $5.6 million.

The Company is not required to make any additional capital contributions beyond our initial capital commitment. However, if BR Orlando JV Member makes an additional capital call and Fund I does not fully fund it, then the Company may elect to fund such shortfall as an additional capital contribution, in which case those contributions will accrue a preferred return at the annual rate of 20.0% on the outstanding amount of such capital contributions.

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

As a result of the described restructuring, the Company no longer controlled Berry Hill through voting rights. Accordingly, the Company deconsolidated its investment in Berry Hill and subsequently accounted for its investment under the equity method beginning on December 9, 2014.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Alexan Southside Place (formerly referred to as Alexan Blaire House) Interests

On January 12, 2015, through BRG Southside, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund II and Fund III, which are affiliates of the Manager, and an affiliate of Trammell Crow Residential, to develop an approximately 269-unit Class A apartment community located in Houston, Texas, to be known as Alexan Southside Place. Alexan Southside Place will be developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC, as tenant under an 85-year ground lease. The Company has made a capital commitment of $17.3 million to acquire 100% of the preferred equity interests in BRG Southside, LLC all of which has been funded as of December 31, 2015.

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

Acquisition of Whetstone Interests

On May 20, 2015, through BRG Whetstone Durham, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of TriBridge Residential, LLC, to acquire a 204-unit Class A apartment community located in Durham, North Carolina, to be known as Whetstone Apartments. The Company has made a capital commitment of $12.2 million to acquire 100% of the preferred equity interests in BRG Whetstone Durham, LLC all of which has been funded as of December 31, 2015. The acquisition of Whetstone Apartments was partially funded by a bridge loan of approximately $25.2 million secured by the Whetstone Apartment property. The loan matures May 18, 2016, and bears interest on a floating basis based on LIBOR plus 2.0%. The loan can be prepaid without penalty. The Company provided certain standard scope non-recourse carveout guaranties in conjunction with the loan.

Acquisition of Cheshire Bridge Interests

On May 29, 2015, through BRG Cheshire, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of Catalyst Development Partners II, to develop a 285-unit Class A apartment community located in Atlanta, Georgia, to be known as Cheshire Bridge Apartments. The Company has made a capital commitment of $16.4 million to acquire 100% of the preferred equity interests in BRG Cheshire, LLC, all of which has been funded as of December 31, 2015.

Cheshire Bridge Construction Financing

On December 16, 2015, the Company, through CB Owner, LLC, an indirect subsidiary, entered into a $38.1 million construction loan with The PrivateBank and Trust Company which is secured by the fee simple interest in the Cheshire property. The loan matures on December 16, 2018, and contains a two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.50%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty year amortization. The loan can be prepaid without penalty.

Acquisition of Domain Phase 1 Interest

On November 20, 2015, through a wholly-owned subsidiary of the Operating Partnership, BRG Domain Phase 1, LLC, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of ArchCo Residential, to develop an approximately 301-unit, class A, apartment community located in Garland, Texas. The property will be developed upon an approximately 10 acres tract of land. The Company has made a capital commitment of $18.6 million to acquire 100% of the preferred equity interests in BR Member Domain Phase I, LLC, of which $3.8 million has been funded at December 31, 2015.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Acquisition of Flagler Village Interest

On December 18, 2015, through a wholly-owned subsidiary of the Operating Partnership, BRG Flagler Village, LLC, the Company made an investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of ArchCo Residential, to develop an approximately 384-unit, class A, apartment community located in Ft. Lauderdale, Florida. The Company has made a capital commitment of $46.8 million to acquire interests in BR Flagler Village, LLC, of which $5.5 million has been funded at December 31, 2015.

Acquisition of Lake Boone Trail

On December 18, 2015, through a wholly-owned subsidiary of the Operating Partnership, BRG Lake Boone, LLC, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of Tribridge Residential, LLC, to develop an approximately 245-unit, class A, apartment community located in Raleigh, North Carolina. The Company has made a capital commitment of $16.8 million to acquire 100% of the preferred equity interests in BR Lake Boone, LLC, of which $9.9 million has been funded at December 31, 2015.

Note 8 – Mortgages Payable

The following table summarizes certain information as of December 31, 2015 and 2014, with respect to the Company’s indebtedness (amounts in thousands).

	Outstanding Principal		As of December 31, 2015
Property	December 31, 2015	December 31, 2014	Interest Rate	Fixed/ Floating	Maturity Date
ARIUM Grandewood	$29,444	$29,444	1.91%	Floating (1)	December 1, 2024
ARIUM Palms	24,999	-	2.46%	Floating (2)	September 1, 2022
Ashton I	31,900	-	4.67%	Fixed	December 1, 2025
Ashton II	15,270	-	2.92%	Floating (3)	January 1, 2026
Enders Place at Baldwin Park (4)	25,155	25,475	4.30%	Fixed	November 1, 2022
Fox Hill	26,705	-	3.57%	Fixed	April 1, 2022
Lansbrook Village	43,628	42,357	4.41%	Blended (5)	March 31, 2018
MDA Apartments	37,600	37,600	5.35%	Fixed	January 1, 2023
Park & Kingston	15,250	-	3.21%	Fixed	April 1, 2020
Sorrel	38,684	-	2.53%	Floating (6)	May 1, 2023
Sovereign	28,880	-	3.46%	Fixed	November 10, 2022
Springhouse at Newport News	22,176	22,515	5.66%	Fixed	January 1, 2020
Village Green of Ann Arbor	42,326	43,078	3.92%	Fixed	October 1, 2022
Total	382,017	200,469
Fair value adjustments	1,620	874
Total continuing operations	383,637	201,343
North Park Towers - held for sale	-	11,500
Total	$383,637	$212,843

(1) ARIUM Grandewood Senior Loan bears interest at a floating rate of 1.67% plus one-month LIBOR. At December 31, 2015, the interest rate was 1.91%.

(2) ARIUM Palms loan bears interest at a floating rate of 2.22% plus one-month LIBOR. At December 31, 2015, the interest rate was 2.46%.

(3) Ashton II loan bears interest at a floating rate of 2.62% plus one-month LIBOR. At December 31, 2015, the interest rate was 2.92%.

(4) The principal includes a $17.2 million loan at a 3.97% interest rate and an $8.0 million supplemental loan at a 5.01% interest rate.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) The principal balance includes the initial advance of $42.0 million at a fixed rate of 4.45% and an additional advance of $1.6 million that bears interest at a floating rate of three-month LIBOR plus 3.00%. At December 31, 2015, the additional advance had an interest rate of 3.38%.

(6) Sorrel loan bears interest at a floating rate of 2.29% plus one-month LIBOR. At December 31, 2015, the interest rate was 2.53%.

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

MDA Mortgage Payable

On December 17, 2012, the Company, through an indirect subsidiary (the “MDA Borrower”), entered into a $37.6 million loan with MONY Life Insurance Company which is secured by the MDA property.  The loan matures on January 1, 2023 and bears interest at a fixed rate of 5.35% per annum, with three years of interest-only payments due initially and fixed monthly payments of approximately $209,964, based on a 30-year amortization schedule, due thereafter.  The loan may be prepaid, in full, at any time beginning in the third year of the term on at least 30 business days prior notice and the payment of a prepayment premium equal to the greater of (a) 1% of the principal balance and (b) a yield maintenance amount determined under the promissory note.  The loan is nonrecourse to the MDA Borrower, with recourse carve-outs for certain deeds, acts or failures to act on the part of the MDA Borrower or any of its officers, members, managers or employees.

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

Lansbrook Mortgage Payable

On March 21, 2014, the Company, through an indirect subsidiary (the “Lansbrook Borrower”), entered into a $48 million loan with General Electric Capital Corporation which is secured by Lansbrook Village. The $48.0 million is comprised of a $42.0 million initial advance and an additional $6.0 million of additional borrowing for the acquisition and improvement of additional units. At December 31, 2015, the Lansbrook Borrower has borrowed $1.6 million of the $6.0 million of additional borrowable funds. The loan matures on March 31, 2018 and bears interest at a fixed rate 4.45% per annum, with interest-only payments due until May 1, 2016 and principal payments beginning thereafter based upon a 30-year amortization schedule. Yield maintenance payments will be required to the extent the loan is prepaid before the third month prior to the maturity date and thereafter the loan may be prepaid without penalty. At the time of repayment, whether prepaid or paid at maturity, a $240,000 exit fee is due to the lender. The loan is nonrecourse to the Company and the Lansbrook Borrower, with recourse carve-outs for certain deeds, acts or failures to act on the part of the Lansbrook Borrower or any of its officers, members, managers or employees.

ARIUM Grandewood Mortgage Payable

On November 4, 2014, the Company, through an indirect subsidiary (the “ARIUM Grandewood Borrower”), entered into a $29.44 million loan with Walker & Dunlop, LLC which is secured by the ARIUM Grandewood property. The loan matures on December 1, 2024 and bears interest at a floating rate of LIBOR plus 1.67%, with interest-only payments due for the entire loan term. A prepayment premium in the amount of 5% of the principal being prepaid will be required to the extent that principal is prepaid in the first loan year; during the period from the second loan year to the fourth month prior to the maturity date, a prepayment premium of 1% of the prepayment amount will be required, and thereafter the loan may be prepaid without penalty. The loan is nonrecourse to the ARIUM Grandewood Borrower, with recourse carve-outs for certain deeds, acts or failures to act on the part of the ARIUM Grandewood Borrower or any of its officers, members, managers or employees.

North Park Towers Mortgage Payable

On December 24, 2013, the Company, through an indirect subsidiary (the “North Park Borrower”), entered into an $11.5 million loan with Arbor Commercial Mortgage, LLC which is secured by the North Park property. The loan matures on January 6, 2024 and bears interest at a fixed rate of 5.65% per annum, with interest-only payments due until February 6, 2016 and principal payments beginning thereafter based on a 30-year amortization. To the extent that principal is prepaid prior to October 6, 2023, a prepayment penalty will be required and shall be the greater of the Yield Maintenance Amount, as defined in the agreement, or 4% of the unpaid outstanding principal balance. The loan may be prepaid in full at any time between October 6, 2023 and January 6, 2024 with no prepayment penalty. The loan is nonrecourse to the North Park Borrower, with recourse carve-outs for certain deeds, acts or failures to act on the part of the North Park Borrower or any of its officers, members, managers or employees. The loan was paid off in October 2015 in conjunction with the sale of the North Park property.

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

Sorrel Mortgage Payable

On October 29, 2015, the Company, through an indirect subsidiary (the “Sorrel Borrower”), entered into a $38.7 million loan with CBRE Capital Markets, Inc., on behalf of Freddie Mac, which is secured by Sorrel. The loan matures May 1, 2023 and bears interest on a floating basis based on LIBOR plus 2.29%, with interest only payments until November 1, 2019, and based on 30-year amortization thereafter. After April 30, 2017 through January 31, 2023, the loan may be prepaid with a 1% make whole premium, and thereafter, the loan may be prepaid at par. The loan is nonrecourse to the Company and the Sorrel Borrower with recourse carve-outs for certain deeds, acts or failures to act on the part of the Company and the Sorrel Borrower, or any of its officers, members, managers or employees.

Sovereign Mortgage Payable

On October 29, 2015, the Company, through an indirect subsidiary (the “Sovereign Borrower”), entered into a $28.9 million loan with The Northwestern Mutual Life Insurance Company, which is secured by Sovereign. The loan matures November 10, 2022 and bears interest at a fixed rate of 3.46%, with interest only payments until October 10, 2017, and fixed monthly payments based on 30-year amortization thereafter. The loan may be prepaid with the greater of 1% prepayment fee or yield maintenance through August 10, 2022, and thereafter at par. The loan is nonrecourse to the Company and the Sovereign Borrower with recourse carve-outs for certain deeds, acts or failures to act on the part of the Company and the Sovereign Borrower, or any of its officers, members, managers or employees.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Ashton II Mortgage Payable

On December 14, 2015, the Company, through an indirect subsidiary (the “Ashton II Borrower”), entered into a $15.3 million loan with KeyBank National Association, on behalf of Fannie Mae, which is secured by Ashton II. The loan matures January 1, 2026 and bears interest on a floating basis based on LIBOR plus 2.62%, with interest only payments until January 1, 2019, and based on 30-year amortization thereafter. The loan may be prepaid through December 31, 2016 with a 5% prepayment fee, from January 1, 2017 until August 31, 2025 with a 1% prepayment fee, and thereafter at par. The loan is nonrecourse to the Company and the Ashton II Borrower with recourse carve-outs for certain deeds, acts or failures to act on the part of the Company and the Ashton II Borrower, or any of its officers, members, managers or employees.

As of December 31, 2015, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2016	$2,622
2017	3,514
2018	45,755
2019	4,701
2020	41,268
Thereafter	284,157
$382,017
Add: Unamortized fair value debt adjustment	1,620
Total	$383,637

The net book value of real estate assets providing collateral for these above borrowings was $530.6 million as of December 31, 2015.

Note 9 – Line of Credit

As of January 1, 2014, the outstanding balance on the Company's working capital line of credit provided by Fund II and Fund III, both of which are affiliates of Bluerock, was $7.6 million.  On April 2, 2014, the line of credit was paid in full with proceeds from the IPO and extinguished.

Note 10 – Fair Value Measurement Financial Instruments

As of December 31, 2015 and 2014, the carrying value of cash and cash equivalents, accounts receivable, due to and from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities.  Based on the discounted amount of future cash flows currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $387.1 million and $215.8 million as of December 31, 2015 and 2014, respectively, compared to the carrying amounts of $383.6 million and $212.8 million as of December 31, 2015 and 2014, respectively.  The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs, as defined in ASC Topic 820, “Fair Value Measurement”) for similar types of borrowing arrangements.

Note 11 – Related Party Transactions

In connection with the Company’s investments in Enders Place at Baldwin Park, Berry Hill and MDA Apartments, it entered into a line of credit agreement with Fund II and Fund III. As of January 1, 2014, the outstanding balance on the Company's working capital line of credit provided by Fund II and Fund III, both of which are affiliates of Bluerock, was $7.6 million.  On April 2, 2014, the line of credit was paid in full with proceeds of the IPO and extinguished.

In connection with the Company’s acquisition of an interest in the Villas at Oak Crest, the Company assumed a receivable of $0.3 million from Fund II related to accrued interest on Fund II’s investment in the Villas at Oak Crest prior to the contribution of their interest to the Company, and as of December 31, 2014, the Company had a payable to Fund II for this amount. The payable to Fund II of $0.3 million was paid off in September 2015 in conjunction with the sale of the Villas at Oak Crest.

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

In December 2015, the Company invested an additional $3.7 million, plus customary prorations, in equity in Lansbrook, increasing the Company’s indirect ownership interest in the property from 76.8% to approximately 90.00%. The additional interests were purchased from Fund II and Fund III, affiliates of our Manager, based on an appraisal value, plus customary prorations.

In December 2015, in conjunction with the sale of Villas at Oak Crest, two former joint venture partners, who were related to the Company’s Chief Executive Officer, converted their ownership in Villas at Oak Crest into 22,809 Operating Partnership Units.

As of March 31, 2014, the Company was externally managed by our Former Advisor pursuant to the Advisory Agreement. In connection with the completion of the IPO, the Company terminated the Advisory Agreement with the Former Advisor, and the Company entered into a new management agreement, (the “Management Agreement”), with the Manager, on April 2, 2014. The terms and conditions of the Management Agreement, which became effective as of April 2, 2014, and the Advisory Agreement, which was effective for the reported periods prior to April 2, 2014, are described below.

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

The Company pays the Manager a base management fee in an amount equal to the sum of:(A) 0.25% of the Company’s stockholders’ existing and contributed equity prior to the IPO and in connection with the contribution transactions, per annum, calculated quarterly based on the Company’s stockholders’ existing and contributed equity for the most recently completed calendar quarter and payable in quarterly installments in arrears, and (B) 1.5% of the equity per annum of the Company’s stockholders who purchase shares of the Company’s Class A common stock, calculated quarterly based on their equity for the most recently completed calendar quarter and payable in quarterly installments in arrears. The base management fee is payable independent of the performance of the Company’s investments. The base management fee expense for the Manager was $3.3 million and $0.7 million for the years ended December 31, 2015 and 2014. The Company amended the Management Agreement during 2015 to provide that the base management fee can be payable in cash or LTIP Units, at the election of the Board. The number of LTIP Units issued for the base management fee or incentive fee is based on the fees earned divided by the 5-day trailing average Class A common stock price prior to issuance. Base management fees of $0.7 million were expensed during the three months ended June 30, 2015, which were paid through the issuance of 59,077 LTIP Units on August 13, 2015. Base management fees of $0.9 million were expensed during the three months ended September 30, 2015, which were paid through the issuance of 77,497 LTIP Units on November 18, 2015. Base management fees of $1.1 million were expensed during the three months ended December 31, 2015, which will be paid through the issuance of approximately 95,649 LTIP Units assuming the $11.85 common stock price at December 31, 2015.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company also pays the Manager an incentive fee with respect to each calendar quarter in arrears. The incentive fee is equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) the Company’s adjusted funds from operations (“AFFO”), for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in the IPO and in future offerings and transactions, multiplied by the weighted average number of all shares of the Company’s Class A common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of Class A common stock, LTIP Units, and other shares of common stock underlying awards granted under the Incentive Plans and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to the IPO or in the contribution transactions, and (B) 8%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless AFFO is greater than zero for the four most recently completed calendar quarters, or the number of completed calendar quarters since the closing date of the IPO, whichever is less. For purposes of calculating the incentive fee during the first 12 months after completion of the IPO, AFFO will be determined by annualizing the applicable period following completion of the IPO. One half of each quarterly installment of the incentive fee will be payable in LTIP Units, calculated pursuant to the formula above. The remainder of the incentive fee will be payable in cash or in LTIP Units, at the election of the Board, in each case calculated pursuant to the formula above. Incentive fees of $0.15 million were expensed during the three months ended December 31, 2014, which resulted in the issuance of 10,896 LTIP Units on February 18, 2015. Incentive fees to the Manager of $0.9 million were expensed during the three months ended March 31, 2015, which resulted in the issuance of 67,837 LTIP Units on May 14, 2015. No incentive fees to the Manager were earned or expensed during the nine months ended December 31, 2015.

Management fee expense of $0.9 million and $1.0 million was recorded as part of general and administrative expenses for the years ended December 31, 2015 and 2014, respectively, related to the 179,562 LTIP Units granted in connection with the IPO. The expense recognized during 2015 was based on $11.85, which represents the closing share price for the Company’s Class A common stock on December 31, 2015. These LTIP Units vest over a three year period that began in April 2014, and 59,854 LTIP Units vested on April 30, 2015.

On July 2, 2015, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the Manager. The equity grant consisted of 283,390 LTIP Units. The LTIP Units will vest ratably over a three year period that began in July 2015, subject to certain terms and conditions. The LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock. The LTIP Units provide for the payment of distribution equivalents at the same time distributions are paid to holders of the Company’s Class A common stock. LTIP expense of $1.0 million was recorded as part of general and administrative expenses for the year ended December 31, 2015, related to these LTIP Units. The expense recognized during 2015 was based on a price of $11.85 per LTIP Unit, which represents the closing share price for the Company’s Class A common stock on December 31, 2015.

 The Company is also required to reimburse the Manager for certain expenses and pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The Manager waived all reimbursements through the six months ended June 30, 2015. Reimbursements of $0.3 million were expensed during the six months ended December 31, 2015 and are recorded as part of general and administrative expenses.

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

Pursuant to the Advisory Agreement, the Former Advisor was entitled to receive an acquisition fee for its services in connection with the investigation, selection, sourcing, due diligence and acquisition of a property or investment.  For 2013 and subsequent, the acquisition fee was 2.50% of the purchase price. The purchase price of a property or investment was equal to the amount paid or allocated to the purchase, development, construction or improvement of a property, inclusive of expenses related thereto, and the amount of debt associated with such real property or investment. The purchase price allocable for joint venture investments was equal to the product of (1) the purchase price of the underlying property and (2) the Company’s ownership percentage in the joint venture. Total acquisition and disposition expenses of $5.7 million were incurred during the year ended December 31, 2014, of which $2.2 million were for the Former Advisor for the year ended December 31, 2014.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

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

The Company had issued 1,000 shares of convertible stock, par value $0.01 per share, to the Former Advisor, pursuant to the Advisory Agreement, that upon completion of the IPO were convertible to shares of common stock if and when: (A) the Company had made total distributions on the then outstanding shares of its common stock equal to the original issue price of those shares plus an 8% cumulative, non-compounded, annual return on the original issue price of those shares or (B) subject to specified conditions, the Company listed its common stock for trading on a national securities exchange. The Company listed shares of its Class A common stock on the NYSE MKT on March 28, 2014. At that time, the terms for converting the convertible stock would not be achieved and so the Company amended its charter on March 26, 2014 to remove the convertible stock as an authorized class of capital stock.

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

Pursuant to the terms of the Advisory Agreement and the Management Agreement, summarized below are the related party amounts payable to our Former Advisor and the Manager, as of December 31, 2015 and December 31, 2014.

	December 31, 2015	December 31, 2014
Amounts Payable to the Former Advisor under our Prior and Terminated Advisory Agreement
Asset management and oversight fees	$-	$404
Acquisition fees and disposition fees	-	740
Financing fees	-	36
Total payable to the Former Advisor	-	1,180

Amounts Payable to the Manager under the New Management Agreement
Base management fee	1,133	310
Incentive fee	-	146
Operating Expense Reimbursements and Direct Expense Reimbursements	218	7
Total payable to the Manager	1,351	463
Total amounts payable to Former Advisor and Manager	$1,351	$1,643

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

As of December 31, 2015 and 2014, the Company had $0.1 million and $0.3 million, respectively, in payables due to related parties other than our Manager and Former Advisor.

As of December 31, 2015 and 2014, the Company had $0.9 million and $0.6 million, respectively, in receivables due to us from related parties other than our Manager and Former Advisor.

Bluerock Property Management, LLC

The Company incurred $0.1 million and $0.1 million in property management fees to Bluerock Property Management, LLC, an affiliate of the Company, on behalf of the North Park Towers property during the years ended December 31, 2015 and 2014, respectively.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reconciles the components of basic and diluted net loss per common share (amounts in thousands, except share and per share amounts):

	For the Year Ended December 31,
	2015	2014

Net income (loss) from continuing operations attributable to common stockholders	$635	$(5,288)
Dividends on restricted stock expected to vest	(16)	(7)
Basic net income (loss) from continuing operations attributable to common stockholders	$619	$(5,295)
Basic net income from discontinued operations attributable to common stockholders	$—	$116

Weighted average common shares outstanding (1)	17,404,348	5,381,787

Potential dilutive shares (2)	12,850	-
Weighted average common shares outstanding and potential dilutive shares (3)	17,417,198	5,381,787
Income (loss) per common share, basic
Continuing operations	$0.04	$(0.98)
Discontinued operations	$0.00	$0.02
	$0.04	$(0.96)
Income (loss) per common share, diluted
Continuing operations	$0.04	$(0.98)
Discontinued operations	$0.00	$0.02
	$0.04	$(0.96)

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

(1)	For 2015 and 2014, amounts relate to shares of the Company’s Class A, B-1, B-2, B-3 common stock and LTIP Units outstanding.

(2)	Excludes 5,280 shares of Class B common stock and 212,263 OP Units for the year ended December 31, 2014 related to non-vested restricted stock and OP Units, as the effect would be anti-dilutive.

(3)	For 2015 and 2014, amounts relate to shares of the Company’s Class A, B-1, B-2, B-3 common stock and LTIP Units outstanding.

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

On January 23, 2014, the Company's stockholders approved the second articles of amendment and restatement to the Company’s charter, (“Second Charter Amendment”), that provided, among other things, for the designation of a new share class of Class A common stock, and for the change of each existing outstanding share of its common stock into:

•	1/3 of a share of our Class B-1 common stock; plus

•	1/3 of a share of our Class B-2 common stock; plus

•	1/3 of a share of our Class B-3 common stock.

This transaction was effective upon filing the Second Charter Amendment with the State Department of Assessments and Taxation of the State of Maryland on March 26, 2014. Immediately following the filing of the Second Charter Amendment, the Company effectuated a 2.264881 to 1 reverse stock split of its outstanding shares of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock, and on March 31, 2014, the Company effected an additional 1.0045878 to 1 reverse stock split of its outstanding shares of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock.

The Company refers to Class B-1 common stock, Class B-2 common stock and Class B-3 common stock collectively as “Class B” common stock. The Company listed its Class A common stock on the NYSE MKT on March 28, 2014. The Class B common stock is identical to the Class A common stock, except that (i) the Company does not intend to list the Class B common stock on a national securities exchange, and (ii) shares of the Class B common stock will convert automatically into shares of Class A common stock at specified times, as follows:

•	March 23, 2015, in the case of the Class B-1 common stock;

•	September 19, 2015, in the case of the Class B-2 common stock; and

•	March 17, 2016, in the case of the Class B-3 common stock.

On March 23, 2015, 353,630 shares of Class B-1 common stock converted into Class A common stock and on September 19, 2015, 353,630 shares of Class B-2 common stock converted into Class A common stock in accordance with the above. No Class B-1 or Class B-2 common stock remains outstanding.

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

On October 21, 2015, the Company completed an underwritten shelf takedown offering (the “October 2015 Preferred Stock Offering”) of 2,875,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-200359) filed with the SEC on November 19, 2014 and declared effective on December 19, 2014. The public offering price of $25.00 per share was announced on October 16, 2015. Net proceeds of the October 2015 Preferred Stock Offering were approximately $69.2 million after deducting underwriting discounts and commissions and estimated offering costs.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 17, 2015, the Company filed a prospectus supplement to the December 2014 Shelf Registration Statement offering a maximum of 150,000 Units (the “Original Units”) consisting of 150,000 shares of Series B redeemable preferred stock (the “Original Series B Preferred Stock”) and warrants (the “Original Warrants”) to purchase 3,000,000 shares of Class A common stock (liquidation preference $1,000 per share of Original Series B Preferred Stock). As of December 31, 2015, we were continuing to organize our sales activities for the Original Series B Preferred Stock and no Original Units had been sold.

Operating Partnership and Long-Term Incentive Plan Units

On April 2, 2014, concurrently with the completion of the IPO, the Company entered into the Second Amended and Restated Agreement of Limited Partnership of its Operating Partnership, Bluerock Residential Holdings, L.P. Pursuant to the amendment, the Company is the sole general partner of the Operating Partnership and may not be removed as general partner by the limited partners with or without cause. The limited partners of the Operating Partnership include Bluerock REIT Holdings, LLC, BR-NPT Springing Entity, LLC (“NPT”), Bluerock Property Management, LLC (“BPM”), our Manager and Bluerock Multifamily Advisor, LLC (“Former Advisor”), all of which are affiliates of the Company.

Prior to the completion of the IPO, the Company owned, directly and indirectly, 100% of the limited partnership units in the Operating Partnership. Effective as of the completion of the IPO, limited partners other than the Company owned approximately 9.87% of the Operating Partnership (282,759 OP Units, or 4.59%, were held by OP Unit holders, and 325,578 LTIP Units, or 5.28%, were held by LTIP Unit holders.) As of December 31, 2015, limited partners other than the Company owned approximately 5.95% of the Operating Partnership (305,568 OP Units, or 1.47%, is held by OP Unit holders, and 932,394 LTIP Units, or 4.48%, is held by LTIP Unit holders.)

The Partnership Agreement, as amended, provides, among other things, that the Operating Partnership initially has two classes of limited partnership interests, which are units of limited partnership interest (“OP Units”), and the Operating Partnership’s long-term incentive plan units (“LTIP Units”). In calculating the percentage interests of the partners in the Operating Partnership, LTIP Units are treated as OP Units. In general, LTIP Units will receive the same per-unit distributions as the OP Units. Initially, each LTIP Unit will have a capital account balance of zero and, therefore, will not have full parity with OP Units with respect to any liquidating distributions. However, the Partnership Agreement, as amended provides that “book gain,” or economic appreciation, in the Company’s assets realized by the Operating Partnership as a result of the actual sale of all or substantially all of the Operating Partnership’s assets, or the revaluation of the Operating Partnership’s assets as provided by applicable U.S. Department of Treasury regulations, will be allocated first to the holders of LTIP Units until their capital account per unit is equal to the average capital account per-unit of the Company’s OP Unit holders in the Operating Partnership. We expect that the Operating Partnership will issue OP Units to limited partners, and the Company, in exchange for capital contributions of cash or property, and will issue LTIP Units pursuant to the Company’s 2014 Equity Incentive Plan for Individuals and 2014 Equity Incentive Plan for Entities (collectively the “Incentive Plans”), to persons who provide services to the Company, including the Company’s officers, directors and employees.

Pursuant to the Partnership Agreement, as amended, any holders of OP Units, other than the Company or its subsidiaries, will receive redemption rights which, subject to certain restrictions and limitations, will enable them to cause the Operating Partnership to redeem their OP Units in exchange for cash or, at the Company’s option, shares of the Company’s Class A common stock, on a one-for-one basis. The Company has agreed to file, not earlier than one year after the closing of the IPO, one or more registration statements registering the issuance or resale of shares of its Class A common stock issuable upon redemption of the OP Units, including those issued upon conversion of LTIP Units to the Manager and the Former Advisor. Subject to certain exceptions, the Operating Partnership will pay all expenses in connection with the exercise of registration rights under the Partnership Agreement. Subsequent to December 31, 2015, the Company has filed a registration statement to provide for their issuance or resale.

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

On May 28, 2015, the Company’s stockholders approved the amendment and restatement of the 2014 Individuals Plan, (the “Amended Individuals Plan), and the 2014 Entities Plan, (the “Amended Entities Plan” and together with the Amended Individuals Plan, the “Amended 2014 Incentive Plans”). The Amended 2014 Incentive Plans allow for the issuance of up to 475,000 shares of Class A common stock. The Amended 2014 Incentive Plans provide for the grant of options to purchase shares of the Company’s common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards.

A summary of the status of the Company’s non-vested shares as of December 31, 2015, and 2014, is as follows (dollars in thousands):

Non-Vested shares	Shares (1)	Weighted average grant-date fair value (1)
Balance at January 1, 2014	6,593	$150
Granted	—	—
Vested	(2,637)	(60)
Forfeited	—	—
Balance at December 31, 2014	3,956	90
Granted	15,000	197
Vested	(4,480)	(78)
Forfeited	—	—
Balance at December 31, 2015	14,476	$209

(1) The number of shares and per share amounts for the prior period have been retroactively restated to reflect the two reverse stock splits of the Class B common stock discussed above.

At December 31, 2015, there was $142,000 of total unrecognized compensation cost related to unvested restricted stocks granted under the independent director compensation plan. The original cost is expected to be recognized over a period of 2.2 years.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Equity Incentive Plans - LTIP Grants

On July 2, 2015, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the Manager. The equity grant consisted of 283,390 LTIP Units. The LTIP Units will vest ratably over a three year period that began in July 2015, subject to certain terms and conditions. The LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock. The LTIP Units provide for the payment of distribution equivalents at the same time distributions are paid to holders of the Company’s Class A common stock. LTIP expense of $1.0 million was recorded as part of general and administrative expenses for the year ended December 31, 2015, related to these LTIP Units. The expense recognized during 2015 was based on a price of $11.85 per LTIP Unit, which represents the closing share price for the Company’s Class A common stock on December 31, 2015.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On October 7, 2015, the Board declared monthly dividends for the fourth quarter of 2015 equal to a quarterly rate of $0.29 per share on both the Company’s Class A common stock and Class B common stock, payable monthly to the stockholders of record as of October 25, 2015, November 25, 2015 and December 25, 2015, which was paid in cash on November 5, 2015, December 4, 2015 and January 5, 2016, respectively.

The declared dividends equal a monthly dividend on the Class A common stock and Class B common stock as follows: $0.096666 per share for the dividend paid to stockholders of record as of October 25, 2015, and $0.096667 per share for the dividend paid to stockholders of record as of November 25, 2015 and December 25, 2015.

On December 14, 2015, the Board declared a dividend for the fourth quarter of 2015 equal to $0.4010 per share of Series A Preferred Stock for shareholders of record as of December 24, 2015, which was paid in cash on January 5, 2016.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Distributions paid for the year ended December 31, 2015 were as follows (amounts in thousands):

	Distributions
2015	Declared	Paid
First Quarter
Class A Common Stock	$3,554	$3,073
Class B-1 Common Stock	68	103
Class B-2 Common Stock	103	103
Class B-3 Common Stock	103	103
OP Units	82	82
LTIP Units	96	96
Total first quarter	$4,006	$3,560
Second Quarter
Class A Common Stock	$4,852	$4,236
Class B-2 Common Stock	103	103
Class B-3 Common Stock	103	103
OP Units	82	82
LTIP Units	110	104
Total second quarter	$5,250	$4,628
Third Quarter
Class A Common Stock	$5,500	$5,465
Class B-2 Common Stock	68	103
Class B-3 Common Stock	103	103
OP Units	82	82
LTIP Units	221	178
Total third quarter	$5,974	$5,931
Fourth Quarter
Class A Common Stock	$5,568	$5,568
Class B-3 Common Stock	103	103
Series A Preferred Stock	1,153	-
OP Units	84	82
LTIP Units	263	255
Total fourth quarter	$7,171	$6,008
Total year	$22,401	$20,127

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 – Subsequent Events

Distributions Declared

On January 13, 2016, the Company’s Board declared monthly dividends for the first quarter of 2016 equal to a quarterly rate of $0.29 per share on the Company’s Class A common stock and Class B common stock, payable to the stockholders of record as of January 25, 2016, February 25, 2016 and March 24, 2016, which will be paid in cash on February 5, 2016, March 5, 2016 and April 5, 2016, respectively. Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

The declared dividends equal a monthly dividend on the Class A common stock and Class B common stock as follows: $0.096666 per share for the dividend paid to stockholders of record as of January 25, 2016, and $0.096667 per share for the dividend paid to stockholders of record as of February 25, 2016, and March 24, 2016.

Issuance of LTIP Units for Payment of the Fourth Quarter 2015 Base Management Fee and operating expense reimbursement to the Manager

The Manager earned a base management fee of $1.1 million and incurred $0.1 million of reimbursable operating expenses during the fourth quarter of 2015. This amount was payable 50% in LTIP Units with the other 50% payable in either cash or LTIP Units at the discretion of the Company’s board of directors. Upon consultation with the Manager, the board of directors elected to pay 100% of the base management fee and operating expense reimbursement in LTIP Units.

Distributions Paid

The following distributions have been paid subsequent to December 31, 2015 (amounts in thousands):

Shares	Declaration Date	Record Date	Date Paid	Distributions per Share	Total Distribution
Class A Common Stock	October 7, 2015	December 25, 2015	January 5, 2016	$0.096667	$1,856
Class B-3 Common Stock	October 7, 2015	December 25, 2015	January 5, 2016	$0.096667	$34
Series A Preferred Stock	December 14, 2015	December 25, 2015	January 5, 2016	$0.401000	$1,153
OP Units	October 7, 2015	December 25, 2015	January 5, 2016	$0.096667	$30
LTIP Units	October 7, 2015	December 25, 2015	January 5, 2016	$0.096667	$90

Class A Common Stock	January 13, 2016	January 25, 2016	February 5, 2016	$0.096666	$1,856
Class B-3 Common Stock	January 13, 2016	January 25, 2016	February 5, 2016	$0.096666	$34
OP Units	January 13, 2016	January 25, 2016	February 5, 2016	$0.096666	$30
LTIP Units	January 13, 2016	January 25, 2016	February 5, 2016	$0.096666	$90
Total					$5,173

Acquisition of Summer Wind and Citation Club Apartments

On January 5, 2016, the Company, through subsidiaries of its Operating Partnership, completed investments of approximately $15.9 million and approximately $13.6 million in a multi-tiered joint venture along with an affiliate of Carroll Organization, to acquire (i) a 368-unit apartment community located in Naples, Florida to be known as ARIUM Gulfshore, formerly known as the Summer Wind Apartments (“ARIUM Gulfshore”) and (ii) a 320-unit apartment community located in Sarasota, Florida to be known as ARIUM at Palmer Ranch, formerly known as Citation Club Apartments (“ARIUM at Palmer Ranch”), respectively. The Company’s indirect ownership interest in the joint venture that owns ARIUM Gulfshore and ARIUM at Palmer Ranch is 95.0%. Summer Wind’s purchase price of approximately $47.0 million was funded, in part, with a $32.6 million senior mortgage loan secured by Summer Wind property and improvements. Citation Club’s purchase price of approximately $39.3 million was funded, in part, with a $26.9 million senior mortgage loan secured by the Citation Club property and improvements.

Acquisition of West Morehead interest

On January 6, 2016, the Company made an investment in a 283-unit to-be-built Class A apartment community located in Charlotte, North Carolina known as West Morehead.  This investment of approximately $19 million is structured to provide a 15% current return on investment with an option to convert into majority ownership of the underlying property upon stabilization.

Termination of Original Series B Preferred Stock Offering, Reclassification of Original Series B Preferred Stock, and Filing of New Prospectus Supplement for Offering of Series B Preferred Stock

On February 22, 2016, our board of directors authorized the termination of the offering of the Original Series B Preferred Stock in order to revise certain terms thereof, and the reclassification of the Original Series B Preferred Stock. On February 23, 2016, we terminated the offering of the Original Series B Preferred Stock, and on February 24, 2016, we filed a new prospectus supplement to the December 2014 Shelf Registration Statement offering a maximum of 150,000 Units (the “Units”) consisting of 150,000 shares of the reclassified Series B redeemable preferred stock (the “Series B Preferred Stock”) and warrants (the “Warrants”) to purchase 3,000,000 shares of Class A common stock (liquidation preference $1,000 per share of Series B Preferred Stock). As of February 24, 2016, we were continuing to organize our sales activities for the Series B Preferred Stock and no Units had been sold.

Change in Vesting of Equity Grants to Independent Directors

On March 24, 2015, pursuant to the company’s Amended and Restated 2014 Equity Incentive Plan for Individuals dated effective as of May 28, 2015 (the “2014 Individuals Plan”), the board approved restricted stock awards to each of the company’s independent directors in recognition of the service of each independent director during the fiscal years ended December 31, 2014 and December 31, 2015 (each, a “Stock Award”). As approved by the board, the Stock Awards to each independent director consisted of (i) a Stock Award for the fiscal year ended December 31, 2014 (the “2014 Stock Award”) of 2,500 restricted shares of the company’s Class A Common stock (the “2014 Restricted Stock”), and (ii) a Stock Award for the fiscal year ended December 31, 2015 (the “2015 Stock Award”) of 2,500 restricted shares of the Company’s Class A Common stock (the “2015 Restricted Stock”). The Stock Awards were made pursuant to certain Stock Award Agreements by and between the company and each independent director, each dated effective as of March 24, 2015 (collectively, the “2014-2015 Stock Award Agreements”).

Under the 2014-2015 Stock Award Agreements, the 2014 Restricted Stock and the 2015 Restricted Stock was subject to time-based vesting provisions over specified three-year periods, whereby the 2014 Restricted Stock would vest ratably on March 24, 2015, March 24, 2016 and March 24, 2017, and the 2015 Restricted Stock would vest ratably on March 24, 2016, March 24, 2017 and March 24, 2018, in each case subject to certain terms and conditions related to the continued service of the independent director.

On February 22, 2016, the board reviewed peer REIT compensation practices for independent directors, and found that equity awards for peer REITs generally vest either on the grant date, or after one year. In order to normalize compensation practices with peer REITs, on February 22, 2016, the board approved the amendment of each of the 2014-2015 Stock Award Agreements, effective as of March 24, 2016, such that the Stock Awards that did not vest on the grant date of March 24, 2015 will vest on the one-year anniversary of such grant date. As a result, (i) 1,666 shares of the 2014 Stock Award to each independent director, and (ii) all 2,500 shares of the 2015 Stock Award to each independent director, shall become vested and nonforfeitable on March 24, 2016.

Entrance into Real Estate Purchase Agreement for The Preserve at Henderson Beach

On February 22, 2016, the Company, through BR Henderson Beach, LLC and BRG Henderson Beach, LLC (collectively “BRG Henderson Beach”), subsidiaries of the Company’s Operating Partnership, entered into an Assignment of Rights agreement with Bluerock Real Estate, L.L.C. (“BRRE”), the Company’s sponsor, pursuant to which BRRE assigned to BRG Henderson Beach a real estate purchase agreement (the “Real Estate Purchase Agreement”) to acquire in fee simple a 340-unit apartment community located in Destin, Florida, known as Alexan Henderson Beach to be rebranded as The Preserve at Henderson Beach (“The Preserve at Henderson Beach”).  The purchase price for The Preserve at Henderson Beach is $53.7 million and subject to customary adjustments and prorations and including the assumption of the current first priority loan secured by The Preserve at Henderson Beach, which has an expected principal amount as of the anticipated closing date of approximately $37.5 million.  The Company expects to invest approximately $17.0 million of equity in The Preserve at Henderson Beach, a portion of which will be funded with the proceeds of an I.R.C. §1031 exchange.

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

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

3.2	Articles of Amendment of the Company, incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-184006)

3.3	Second Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

3.4	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, dated March 26, 2014, incorporated by reference to Exhibit 3.6 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

3.5	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, dated March 26, 2014, incorporated by reference to Exhibit 3.7 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

3.6	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, dated March 31, 2014, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed April 1, 2014

3.7	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, dated March 31, 2014, incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed April 1, 2014

3.8	Articles Supplementary of the Company, dated October 20, 2015, incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-A filed October 20, 2015

3.9	Articles Supplementary of the Company, dated December 16. 2015, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 22, 2015

3.10	Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

3.11	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

4.1	LTIP Unit Vesting Agreement, between and among the Company, Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated April 2, 2014, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

4.2	Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated April 2, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

4.3	First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 21, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 21, 2015

4.4	Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated December 21, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 22, 2015

4.5	Registration Rights Agreement by and among Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund III, LLC, BR SOIF II Manager, LLC, BR SOIF III Manager, LLC and the Company, dated April 2, 2014, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on April 8, 2014

4.6	Registration Rights Agreement among BR-NPT Springing Entity, LLC, BR-North Park Towers, LLC and the Company, dated April 2, 2014, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on April 8, 2014

4.7	Tax Protection Agreement by and among the Company, Bluerock Residential Holdings, L.P. and BR-NPT Springing Entity, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on April 8, 2014

4.8	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and R. Ramin Kamfar, dated April 2, 2014, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed April 8, 2014

4.9	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Gary T. Kachadurian, dated April 2, 2014, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed April 8, 2014

4.10	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Michael L. Konig, dated April 2, 2014, incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed April 8, 2014

4.11	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Christopher J. Vohs, dated April 2, 2014, incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed April 8, 2014

4.12	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and I. Bobby Majumder, dated April 2, 2014, incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed April 8, 2014

4.13	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Brian D. Bailey, dated April 2, 2014, incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed April 8, 2014

4.14	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Romano Tio, dated April 2, 2014, incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed April 8, 2014

4.15	Lock-Up Agreement by Bluerock Multifamily Advisor, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014, incorporated by reference to Exhibit 4.35 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.16	Lock-Up Agreement by Bluerock Property Management, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014, incorporated by reference to Exhibit 4.36 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.17	Lock-Up Agreement by Bluerock Real Estate, L.L.C. in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014, incorporated by reference to Exhibit 4.37 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.18	Lock-Up Agreement by Bluerock REIT Holdings, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014, incorporated by reference to Exhibit 4.38 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.19	Lock-Up Agreement by the Company in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014, incorporated by reference to Exhibit 4.39 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.20	Lock-Up Agreement by Bluerock Residential Holdings, L.P. in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014, incorporated by reference to Exhibit 4.40 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.21	Lock-Up Agreement by Bluerock Special Opportunity + Income Fund II, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014, incorporated by reference to Exhibit 4.41 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.22	Lock-Up Agreement by Bluerock Special Opportunity + Income Fund III, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014, incorporated by reference to Exhibit 4.42 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.23	Lock-Up Agreement by BR SOIF II Manager, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014, incorporated by reference to Exhibit 4.43 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.24	Lock-Up Agreement by BR SOIF III Manager, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014, incorporated by reference to Exhibit 4.44 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.25	Lock-Up Agreement by BRG Manager, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014, incorporated by reference to Exhibit 4.45 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.26	Lock-Up Agreement by BR-NPT Springing Entity, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014, incorporated by reference to Exhibit 4.46 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.27	Lock-Up Agreement by James G. Babb, III in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014, incorporated by reference to Exhibit 4.47 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.28	Lock-Up Agreement by Brian D. Bailey in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014, incorporated by reference to Exhibit 4.48 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.29	Lock-Up Agreement by Gary T. Kachadurian in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014, incorporated by reference to Exhibit 4.49 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.30	Lock-Up Agreement by R. Ramin Kamfar in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014, incorporated by reference to Exhibit 4.50 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.31	Lock-Up Agreement by Michael L. Konig in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014, incorporated by reference to Exhibit 4.51 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.32	Lock-Up Agreement by Ryan S. MacDonald in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014, incorporated by reference to Exhibit 4.52 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.33	Lock-Up Agreement by I. Bobby Majumder in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014, incorporated by reference to Exhibit 4.53 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.34	Lock-Up Agreement by Jordan B. Ruddy in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014, incorporated by reference to Exhibit 4.54 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.35	Lock-Up Agreement by Romano Tio in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014, incorporated by reference to Exhibit 4.55 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.36	Lock-Up Agreement by Christopher J. Vohs in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated October 2, 2014, incorporated by reference to Exhibit 4.56 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.37	Lock-Up Agreement by Bluerock Multifamily Advisor, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015, incorporated by reference to Exhibit 4.57 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.38	Lock-Up Agreement by Bluerock Property Management, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015, incorporated by reference to Exhibit 4.58 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.39	Lock-Up Agreement by Bluerock Real Estate, L.L.C. in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015, incorporated by reference to Exhibit 4.59 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.40	Lock-Up Agreement by Bluerock REIT Holdings, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015, incorporated by reference to Exhibit 4.60 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.41	Lock-Up Agreement by the Company in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015, incorporated by reference to Exhibit 4.61 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.42	Lock-Up Agreement by Bluerock Residential Holdings, L.P. in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015, incorporated by reference to Exhibit 4.62 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.43	Lock-Up Agreement by Bluerock Special Opportunity + Income Fund II, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015, incorporated by reference to Exhibit 4.63 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.44	Lock-Up Agreement by Bluerock Special Opportunity + Income Fund III, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015, incorporated by reference to Exhibit 4.64 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.45	Lock-Up Agreement by BR SOIF II Manager, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015, incorporated by reference to Exhibit 4.65 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.46	Lock-Up Agreement by BR SOIF III Manager, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015, incorporated by reference to Exhibit 4.66 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.47	Lock-Up Agreement by BRG Manager, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015, incorporated by reference to Exhibit 4.67 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.48	Lock-Up Agreement by BR-NPT Springing Entity, LLC in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015, incorporated by reference to Exhibit 4.68 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.49	Lock-Up Agreement by James G. Babb, III in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015, incorporated by reference to Exhibit 4.69 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.50	Lock-Up Agreement by Brian D. Bailey in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015, incorporated by reference to Exhibit 4.70 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.51	Lock-Up Agreement by Gary T. Kachadurian in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015, incorporated by reference to Exhibit 4.71 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.52	Lock-Up Agreement by R. Ramin Kamfar in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015, incorporated by reference to Exhibit 4.72 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.53	Lock-Up Agreement by Michael L. Konig in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015, incorporated by reference to Exhibit 4.73 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.54	Lock-Up Agreement by Ryan S. MacDonald in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015, incorporated by reference to Exhibit 4.74 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.55	Lock-Up Agreement by I. Bobby Majumder in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015, incorporated by reference to Exhibit 4.75 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.56	Lock-Up Agreement by Jordan B. Ruddy in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015, incorporated by reference to Exhibit 4.76 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.57	Lock-Up Agreement by Romano Tio in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015, incorporated by reference to Exhibit 4.77 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.58	Lock-Up Agreement by Christopher J. Vohs in favor of Wunderlich Securities, Inc. as representative of the several underwriters identified therein, dated January 13, 2015, incorporated by reference to Exhibit 4.78 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

4.59	LTIP Unit Vesting Agreement by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., and BRG Manager, LLC, dated July 2, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2015

4.60	Stock Award Agreement by and between the Company and Brian D. Bailey, dated as of March 24, 2015

4.61	Stock Award Agreement by and between the Company and I. Bobby Majumder, dated as of March 24, 2015

4.62	Stock Award Agreement by and between the Company and Romano Tio, dated as of March 24, 2015

4.63	Form of Amendment to Stock Award Agreement

10.1	Management Agreement by and among the Company, Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2014

10.2	Third Amended and Restated Advisory Agreement between Bluerock Multifamily Advisor, LLC, Bluerock Multifamily Holdings, L.P. and the Company dated February 27, 2013, incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-184006)

10.3	Letter Agreement between Bluerock Real Estate, L.L.C. and the Company dated February 12, 2014, incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

10.4	Investment Allocation Agreement between Bluerock Real Estate, L.L.C., BRG Manager, LLC, and the Company, dated April 2, 2014, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 8, 2014

10.5	The Company’s 2014 Equity Incentive Plan for Individuals, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 29, 2014

10.6	The Company’s 2014 Equity Incentive Plan for Entities, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 29, 2014

10.7	Bluerock Enhanced Multifamily Trust, Inc. Long Term Incentive Plan, incorporated by reference to Exhibit 10.3 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.8	Bluerock Enhanced Multifamily Trust, Inc. Independent Directors Compensation Plan, incorporated by reference to Exhibit 10.6 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.9	Limited Liability Company/Joint Venture Agreement of BR Springhouse Managing Member, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.10	Limited Liability Company/Joint Venture Agreement of BR Hawthorne Springhouse JV, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.11	Property Management Agreement by and between BR Springhouse, LLC and Hawthorne Residential Partners, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.12	Multifamily Deed of Trust, Assignment of Rents and Security Agreement by BR Springhouse, LLC for the benefit of CW Capital, LLC, dated December 3, 2009, incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.13	Amended and Restated Limited Liability Company Agreement of BR Creekside Managing Member, LLC, dated as of March 31, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010

10.14	Amended and Restated Limited Liability Company Agreement of BR Hawthorne Creekside JV, LLC, dated as of March 31, 2010, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010

10.15	Amended and Restated Limited Liability Company Agreement of BR Augusta JV Member, LLC, dated as of September 1, 2010, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.16	Limited Liability Company Agreement of BSF/BR Augusta JV, LLC, dated as of July 29, 2010, incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.17	First Amendment to Amended and Restated Limited Liability Company Agreement of BR Creekside Managing Member, LLC, dated as of June 27, 2012, incorporated by reference to Exhibit 10.53 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.18	First Amendment to Limited Liability Company Agreement of BR Springhouse Managing Member, LLC, dated as of June 27, 2012, incorporated by reference to Exhibit 10.54 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.19	Limited Liability Company Agreement of BR Enders Managing Member, LLC, dated as of October 2, 2012, incorporated by reference to Exhibit 10.59 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.20	Limited Liability Company Agreement of Waypoint Bluerock Enders JV, LLC, dated as of October 2, 2012, incorporated by reference to Exhibit 10.60 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.21	Amended and Restated Limited Liability Company Agreement of Waypoint Enders Owner, LLC, dated as of October 2, 2012, incorporated by reference to Exhibit 10.61 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.22	Multifamily Note — CME by and between Waypoint Enders Owner, LLC and Jones Lang LaSalle Operations, L.L.C., dated October 2, 2012, incorporated by reference to Exhibit 10.62 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.23	Multifamily Loan and Security Agreement — CME by and among Waypoint Enders Owner, LLC and Jones Lang LaSalle Operations, L.L.C., dated October 2, 2012, incorporated by reference to Exhibit 10.63 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.24	Backstop Agreement by and among Robert C. Rohdie, Waypoint Enders Investors, LP, Waypoint Enders GP, LLC and BR Enders Managing Member, LLC, dated October 2, 2012, incorporated by reference to Exhibit 10.64 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.25	Property Management Agreement by and among Waypoint Enders Owner, LLC and Bridge Real Estate Group, LLC d/b/a Waypoint Management, dated October 2, 2012, incorporated by reference to Exhibit 10.65 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.26	Asset Management Agreement by and among Waypoint Enders Owner, LLC and Waypoint Residential, LLC dated October 2, 2012, incorporated by reference to Exhibit 10.66 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.27	Line of Credit and Security Agreement by and among Bluerock Enhanced Multifamily Trust, Inc., Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated October 12, 2012, incorporated by reference to Exhibit 10.67 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.28	Promissory Note by and between Bluerock Enhanced Multifamily Trust, Inc., Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated October 2, 2012, incorporated by reference to Exhibit 10.68 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.29	Operating Agreement of BR Stonehenge 23Hundred JV, LLC, dated as of October 18, 2012, incorporated by reference to Exhibit 10.73 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.30	Amended and Restated Note by MDA City Apartments, LLC in favor of MONY Life Insurance Company, dated as of December 17, 2012, incorporated by reference to Exhibit 10.76 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.31	Amended and Restated Mortgage, Security Agreement and Fixture Filing by MDA City Apartments, LLC in favor of MONY Life Insurance Company, dated as of December 17, 2012, incorporated by reference to Exhibit 10.77 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.32	Sixth Loan Modification Agreement by and among MDA City Apartments, LLC, Jonathan Holtzman, Bluerock Special Opportunity + Income Fund, LLC and MONY Life Insurance Company, dated as of December 17, 2012, incorporated by reference to Exhibit 10.78 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.33	Guaranty of Note and Mortgage by MDA City Apartments, LLC, Jonathan Holtzman and Bluerock Special Opportunity + Income Fund, LLC to and for the benefit of MONY Life Insurance Company, dated as of December 17, 2012, incorporated by reference to Exhibit 10.79 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.34	Limited Liability Company Agreement of BR MDA Investors, LLC, dated as of December 17, 2012, incorporated by reference to Exhibit 10.80 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.35	Limited Liability Company Agreement of BR VG MDA JV Member, LLC, dated as of December 17, 2012, incorporated by reference to Exhibit 10.81 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.36	Amended and Restated Operating Agreement of MDA City Apartments, LLC, dated as of December 17, 2012, incorporated by reference to Exhibit 10.82 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.37	Asset Management Agreement by and among MDA City Apartments, LLC and Holtzman Interests #17A, LLC, dated as of December 17, 2012, incorporated by reference to Exhibit 10.83 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.38	Management Agreement by and among MDA City Apartments, LLC and Village Green Management Company LLC, dated as of December 14, 2012, incorporated by reference to Exhibit 10.84 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.39	Membership Interest Purchase Agreement by and among BEMT Berry Hill, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated December 17, 2012, incorporated by reference to Exhibit 10.85 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.40	Amended and Restated Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated December 26, 2012, incorporated by reference to Exhibit 10.88 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.41	First Amendment to Amended and Restated Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated August 13, 2013, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013

10.42	Second Amended and Restated Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated August 29, 2013, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013

10.43	First Amendment to Limited Liability Company Agreement of BR Meadowmont Managing Member, LLC, dated as of June 27, 2012, incorporated by reference to Exhibit 10.55 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.44	First Amendment to Third Amended and Restated Advisory Agreement between Bluerock Multifamily Advisor, LLC, Bluerock Multifamily Holdings, L.P. and the Company dated October 14, 2013, incorporated by reference to Exhibit 10.83 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

10.45	Contribution Agreement by and between BR-NPT Springing Entity, LLC and Bluerock Residential Holdings, L.P., effective as of March 10, 2014, incorporated by reference to Exhibit 10.91 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

10.46	Contribution Agreement by and among Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund III, LLC and the Company, effective as of March 10, 2014, incorporated by reference to Exhibit 10.92 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

10.47	Contribution Agreement by and between Bluerock Special Opportunity + Income Fund II, LLC and the Company, effective as of March 10, 2014, incorporated by reference to Exhibit 10.93 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

10.48	Contribution Agreement by and among Bluerock Special Opportunity + Income Fund, LLC, Bluerock Special Opportunity + Income Fund II, LLC and the Company, effective as of March 10, 2014, incorporated by reference to Exhibit 10.94 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

10.49	Contribution Agreement by and between Bluerock Special Opportunity + Income Fund, LLC and the Company, effective as of March 10, 2014, incorporated by reference to Exhibit 10.95 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

10.50	Pledge Agreement by and among the Company and Bluerock Special Opportunity + Income Fund II, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.51	Pledge Agreement by and among the Company and BR-NPT Springing Entity, LLC dated April 2, 2014, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.52	Pledge Agreement by and among the Company and Bluerock Special Opportunity + Income Fund, LLC dated April 2, 2014, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.53	Pledge Agreement by and among the Company and Bluerock Special Opportunity + Income Fund III, LLC dated April 2, 2014, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.54	Pledge Agreement by and among the Company and Bluerock Special Opportunity + Income Fund II, LLC dated April 2, 2014, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.55	Pledge Agreement by and among the Company and Bluerock Special Opportunity + Income Fund, LLC dated April 2, 2014, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.56	Pledge Agreement by and among the Company and Bluerock Special Opportunity + Income Fund II, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.57	Second Amendment to Third Amended and Restated Advisory Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Bluerock Multifamily Advisor, LLC dated March 26, 2014, incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.58	Joinder By and Agreement of New Indemnitor by and among the Company, Bluerock Residential Holdings, L.P. and U.S. Bank National Association, as trustee for the benefit of the holders of COMM 2014-CCRE14 Mortgage Trust Commercial Mortgage Pass-Through Certificates, dated April 2, 2014, incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.59	Indemnity Agreement by and among the Company, James G. Babb, III and R. Ramin Kamfar, dated April 2, 2014, incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.60	Assumption and Release Agreement (Guarantor Transfer) by and among the Company, Bluerock Special Opportunity + Income Fund, LLC, Bluerock Special Opportunity + Income Fund II, LLC, Bell Partners, Inc., Bell HNW Nashville Portfolio, LLC, Bell BR Waterford Crossing JV, LLC and Fannie Mae, dated April 2, 2014, incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.61	Purchase and Sale Agreement and Joint Escrow Instructions by and between BR Creekside LLC and Steadfast Asset Holdings, Inc., dated February 24, 2014, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014

10.62	Reinstatement and First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between BR Creekside LLC and Steadfast Asset Holdings, Inc., dated March 12, 2014, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014

10.63	Assignment of Membership Interest in BR VG Ann Arbor JV Member, LLC by and between Bluerock Special Opportunity + Income Fund II, LLC and BRG Ann Arbor, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.64	Assignment of Membership Interest in BR VG Ann Arbor JV Member, LLC by and between Bluerock Special Opportunity + Income Fund III, LLC and BRG Ann Arbor, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.65	Assignment of Membership Interest in BR Oak Crest Villas, LLC by and between Bluerock Special Opportunity + Income Fund II, LLC and BRG Oak Crest, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.66	Assignment of Membership Interest in BR Waterford JV Member, LLC by and between Bluerock Special Opportunity + Income Fund, LLC and BRG Waterford, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.67	Assignment of Membership Interest in BR Waterford JV Member, LLC by and between Bluerock Special Opportunity + Income Fund II, LLC and BRG Waterford, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.68	Membership Interest Purchase and Sale Agreement between and among Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund III, LLC and Bluerock Residential Holdings, L.P., effective as of May 15, 2014, incorporated by reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.69	Membership Interest Purchase Agreement between and among Waypoint Enders Investors, LP, Waypoint Enders GP, LLC, and Waypoint Bluerock Enders JV, LLC, effective as of May 28, 2014, incorporated by reference to Exhibit 10.96 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.70	Amended and Restated Limited Liability Company/Joint Venture Agreement of BR VG Ann Arbor JV Member, LLC, between and among BRG Ann Arbor, LLC, Dr. Reza Kamfar and Forough Kamfar, as joint tenants with rights of survivorship, Susan Kamfar and Stephanie Kamfar, effective as of April 2, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.71	Second Amended and Restated Operating Agreement of Village Green of Ann Arbor Associates, LLC, between and among BR VG Ann Arbor JV Member, LLC, Holtzman Equities # 11 Limited Partnership and JH Village Green LLC, dated September 12, 2012, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.72	Management Agreement between and among Village Green Management Company LLC, and Village Green of Ann Arbor Associates, LLC, dated September 12, 2012, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.73	Limited Liability Company Agreement of BR Oak Crest Villas, LLC, by Bluerock Special Opportunity + Income Fund II, LLC, dated December 12, 2011, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.74	First Amendment to Limited Liability Company Agreement of BR Oak Crest Villas, LLC between and among BRG Oak Crest, LLC, Dr. Reza Kamfar and Forough Kamfar, as joint tenants with rights of survivorship, Susan Kamfar and Stephanie Kamfar, effective as of April 2, 2014, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.75	Limited Liability Company Agreement of Villas Partners, LLC by and between Oak Crest Villas JV, LLC, Ryan L. Hanks and Jordan Ruddy, effective as of November 18, 2011, incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.76	Amended and Restated Limited Liability Company Agreement of BR-NPT Springing Entity, LLC by BR-North Park Towers, LLC, dated April 30, 2013, incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.77	First Amendment to Amended and Restated Limited Liability Company Agreement for BR-NPT Springing Entity, LLC by BR-North Park Towers, LLC, dated December 24, 2013, incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.78	Second Amendment to Amended and Restated Limited Liability Company Agreement of BR-NPT Springing Entity, LLC by BR-North Park Towers, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.79	Limited Liability Company/Joint Venture Agreement of BR Waterford JV Member, LLC by and between Bluerock Special Opportunity + Income Fund, LLC and Bluerock Special Opportunity + Income Fund II, LLC, dated February 23, 2012, incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.80	First Amendment to Limited Liability Company/Joint Venture Agreement of BR Waterford JV Member, LLC by BRG Waterford, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.81	Limited Liability Company/Joint Venture Agreement of Agreement of Bell BR Waterford Crossing JV, LLC, by and between BR Waterford JV Member, LLC and Bell HNW Nashville Portfolio, LLC, dated March 29, 2012, incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.82	First Amendment to Limited Liability Company/Joint Venture Agreement for Bell BR Waterford Crossing JV, LLC, by and between BR Waterford JV Member, LLC and Bell HNW Nashville Portfolio, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.83	Limited Liability Company Agreement of Oak Crest Villas JV, LLC by and between BR Oak Crest Villas, LLC and Oak Crest Investors, LLC, dated January 31, 2012, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.84	Operating Agreement of NPT Investors, LLC by and among Bluerock Real Estate, L.L.C., the persons set forth on Schedule A thereto and Bluerock Special Opportunity + Income Fund III, LLC, dated April 30, 2013, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.85	Consent Agreement by and among the Company, Village Green of Ann Arbor Associates, LLC, Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund Ill, LLC, BRG Ann Arbor LLC, Bluerock Residential Holdings, L.P., Jonathan Holtzman, and Deutsche Bank Trust Company Americas, as Trustee for the Registered Holders of Wells Fargo Commercial Mortgage Securities Inc. Multifamily Mortgage Pass-Through Certificates, Series 2013-K26, dated April 2, 2014, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.86	Multifamily Loan and Security Agreement by and between Village Green of Ann Arbor Associates, LLC and Keycorp Real Estate Capital Markets, Inc., dated September 12, 2012, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.87	Multifamily Note by and between Village Green of Ann Arbor Associates, LLC and Keycorp Real Estate Capital Markets, Inc., dated September 12, 2012, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.88	Multifamily Mortgage by and between Village Green of Ann Arbor Associates, LLC and Keycorp Real Estate Capital Markets, Inc., dated September 12, 2012, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.89	Guaranty by Jonathan Holtzman, Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC in favor of Keycorp Real Estate Capital Markets, Inc., dated September 12, 2012, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.90	Assignment of Security Instrument by Keycorp Real Estate Capital Markets, Inc. to Federal Home Loan Mortgage Corporation, dated September 12, 2012, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.91	Consent and Modification Agreement Regarding Transfer of Interests by and among Villas Partners, LLC, Ryan Hanks, and U.S. Bank National Association as Trustee for the registered holders of Wells Fargo Commercial Mortgage Securities, Inc., Multifamily Mortgage Pass-Through Certificates, Series 2012-K709, dated April 2, 2014, incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.92	Note and Mortgage Assumption Agreement by and between U.S. Bank National Association, as trustee for the benefit of the holders of COMM 2014-CCRE14 Mortgage Trust Commercial Mortgage Pass-Through Certificates, BR-NPT Springing Entity, LLC and BRG North Park Towers, LLC, dated April 3, 2014, incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.93	Limited Liability Company Agreement of BR Carroll Lansbrook JV, LLC by and between BR Lansbrook JV Member, LLC and Carroll Lansbrook JV Member, LLC, dated February 12, 2014, incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.94	Amended and Restated Limited Liability Company Agreement of BR Lansbrook JV Member, LLC by and among BRG Lansbrook, LLC, Bluerock Special Opportunity + Income Fund II, LLC, and Bluerock Special Opportunity + Income Fund III, LLC, dated May 15, 2014, incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.95	First Amendment to Limited Liability Company Agreement of BR Carroll Lansbrook JV, LLC by and between BR Lansbrook JV Member, LLC and Carroll Lansbrook JV Member, LLC, dated March 21, 2014, incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.96	Property Management Agreement by and between BR Carroll Lansbrook, LLC and Carroll Management Group, LLC, dated March 21, 2014, incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.97	Subordination of Property Management Agreement by and among BR Carroll Lansbrook, LLC, Carroll Management Group, LLC and General Electric Capital Corporation, dated March 21, 2014, incorporated by reference to Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.98	Loan Agreement by and between BR Carroll Lansbrook, LLC and General Electric Capital Corporation, dated March 21, 2014, incorporated by reference to Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.99	Promissory Note made by Waterton Lansbrook Venture, L.L.C. to the order of Bank of America, N.A., dated September 28, 2012, incorporated by reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.100	Allonge by Bank of America, N.A. to General Electric Capital Corporation, dated March 19, 2014, incorporated by reference to Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.101	Hazardous Materials Indemnity Agreement by BR Carroll Lansbrook, LLC for the benefit of General Electric Capital Corporation, dated March 21, 2014, incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.102	Amended, Restated and Renewal Promissory Note by BR Carroll Lansbrook, LLC in favor of General Electric Capital Corporation, dated March 21, 2014, incorporated by reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.103	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing by and between Waterton Lansbrook Venture, L.L.C. and Bank of America, N.A., dated September 28, 2012, incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.104	Amendment to Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, Notice of Future Advance and Spreader Agreement by Waterton Lansbrook Venture, L.L.C. to and in favor of Bank of America, N.A., dated June 17, 2013, incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.105	Second Amendment to Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, Notice of Future Advance and Spreader Agreement by Waterton Lansbrook Venture, L.L.C. to and in favor of Bank of America, N.A. dated December 30, 2013, incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.106	Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing by BR Carroll Lansbrook, LLC for the benefit of General Electric Capital Corporation, dated March 21, 2014, incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.107	Assignment of Mortgage by Bank of America, N.A. to General Electric Capital Corporation, dated March 21, 2014, incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.108	Assumption Agreement by and between General Electric Capital Corporation and BR Carroll Lansbrook, LLC, dated March 21, 2014, incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.109	Limited Liability Company Agreement of BRG T&C BLVD Houston, LLC, by and between BRG T&C BLVD Houston, LLC and Bluerock Residential Holdings, L.P., dated June 30, 2014, incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.110	Limited Liability Company Agreement of BR T&C BLVD JV Member, LLC by and among BRG T&C BLVD Houston, LLC, Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund III, LLC, and Bluerock Growth Fund, LLC, dated July 1, 2014, incorporated by reference to Exhibit 10.161 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.111	Limited Liability Company Agreement of BR T&C BLVD., LLC, by and between HCH 106 Town and County L.P. and BR T&C BLVD JV Member, LLC, dated June 30, 2014, incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.112	Development Agreement by and between BR T&C BLVD., LLC and Maple Multi-Family Operations, L.L.C., dated June 30, 2014, incorporated by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.113	Owner-Contractor Construction Agreement by and between BR T&C Blvd., LLC and Maple Multi-Family TX Contractor, L.L.C., dated June 30, 2014, incorporated by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.114	Construction Loan Agreement by and between BR T&C BLVD., LLC, Compass Bank, and the lenders that are or become a signatory thereto, dated July 1, 2014, incorporated by reference to Exhibit 10.165 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.115	Guaranty Agreement by and between CFP Residential, L.P. CFH Maple Residential Investor, L.P., VF MultiFamily Holdings, Ltd. VF Residential, Ltd., and Maple Residential, L.P. in favor of Compass Bank and the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.166 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.116	Environmental Indemnity Agreement by and between BR T&C BLVD., LLC, Compass Bank, and the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.167 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.117	Promissory Note by and between BR T&C BLVD, LLC and Compass Bank, dated July 1, 2014, incorporated by reference to Exhibit 10.168 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.118	Promissory Note by and between BR T&C BLVD, LLC and Patriot Bank, dated July 1, 2014, incorporated by reference to Exhibit 10.169 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.119	Assignment and Subordination of Development Agreement by and between BR T&C BLVD., LLC and Maple Multi-Family Operations, L.L.C. for the benefit of Compass Bank and the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.170 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.120	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between BR T&C BLVD., LLC to Lee Q. Vardaman, Trustee for the benefit of Compass Bank as administrative agent for the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.171 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.121	Senior Secured Credit Facility Fee Letter by and between BR T&C BLVD., LLC and Compass Bank as administrative agent for the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.172 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.122	Amended and Restated Limited Liability Company Agreement of BR Orlando UCFP, LLC, by and between BRG UCFP Investor, LLC and Bluerock Special Opportunity + Income Fund, LLC, dated July 30, 2014, incorporated by reference to Exhibit 10.84 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.123	Development Agreement by and between UCFP Owner, LLC and CDP Developer I, LLC, dated January 31, 2014, incorporated by reference to Exhibit 10.85 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.124	Operating Agreement of BR/CDP UCFP Venture, LLC, by and between CDP UCFP Developer, LLC and BR Orlando UCFP, LLC, dated January 15, 2014, incorporated by reference to Exhibit 10.86 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.125	Limited Liability Company Agreement of BRG UCFP Investor, LLC, by Bluerock Residential Holdings, L.P., dated July 30, 2014, incorporated by reference to Exhibit 10.87 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.126	Assignment, Consent and Subordination of Development Agreement by and among CDP Developer I, LLC, and UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated as of December 15, 2013, and KeyBank National Association, dated as of May 14, 2014, incorporated by reference to Exhibit 10.88 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.127	Construction Loan Agreement by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, and KeyBank National Association, dated as of May 14, 2014, incorporated by reference to Exhibit 10.89 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.128	Promissory Note by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, for the benefit of KeyBank National Association, dated May 14, 2014, incorporated by reference to Exhibit 10.90 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.129	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, for the benefit of KeyBank National Association, dated May 14, 2014, incorporated by reference to Exhibit 10.91 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.130	Assignment of Leases and Rents by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, in favor of KeyBank National Association, dated May 14, 2014, incorporated by reference to Exhibit 10.92 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.131	Assignment of Construction Documents by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, in favor of KeyBank National Association, dated May 14, 2014, incorporated by reference to Exhibit 10.93 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.132	Environmental and Hazardous Substances Indemnity Agreement by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013 and such other unaffiliated third parties as provided therein, for the benefit of KeyBank National Association, dated May 14, 2014, incorporated by reference to Exhibit 10.94 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.133	Subordination Agreement by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, such other unaffiliated third parties as provided therein, and KeyBank National Association, dated May 14, 2014, incorporated by reference to Exhibit 10.95 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.134	Redemption Agreement by and between BR Berry Hill Managing Member, LLC, Bluerock Growth Fund, LLC, BEMT Berry Hill, LLC and Bluerock Special Opportunity + Income Fund, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.187 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.135	Contribution and Distribution Agreement by and among BR Berry Hill Managing Member, LLC, BR Berry Hill Managing Member II, LLC, Bluerock Special Opportunity + Income Fund III, LLC, and BEMT Berry Hill, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.188 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.136	Amended and Restated Limited Liability Company Agreement of BR Stonehenge 23Hundred JV, LLC by and among BR Berry Hill Managing Member, LLC and BR Berry Hill Managing Member II, LLC, dated December 9 , 2014, incorporated by reference to Exhibit 10.189 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.137	Redemption Agreement by and among BR Stonehenge 23Hundred JV, LLC, BR Berry Hill Managing Member, LLC, BR Berry Hill Managing Member II, LLC, Bluerock Growth Fund, LLC, and Stonehenge 23Hundred JV Member, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.190 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.138	Tenancy in Common Agreement by and among SH 23 Hundred TIC, LLC, 23Hundred, LLC, and BGF 23Hundred, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.191 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.139	Fourth Amendment to Construction Loan Agreement by and among Fifth Third Bank, 23Hundred, LLC, SH 23 Hundred TIC, LLC, and BGF 23Hundred, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.192 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.140	Redemption Agreement between and among BR Stonehenge 23Hundred JV, LLC, Bluerock Growth Fund, LLC, BR Berry Hill Managing Member, LLC, and BR Berry Hill Managing Member II, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.193 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.141	Assumption Agreement by and among Fifth Third Bank, 23Hundred, LLC, SH 23Hundred TIC, LLC, and BGF 23Hundred, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.194 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.142	Limited Liability Company Agreement of BR Berry Hill Managing Member II, LLC, by and between BEMT Berry Hill, LLC and Bluerock Special Opportunity + Growth Fund III, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.195 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.143	Purchase and Sale Agreement by and between 23Hundred, LLC, BGF 23Hundred, LLC and SH 23Hundred TIC, LLC and Sentinel Acquisitions Corp., dated December 10, 2014, incorporated by reference to Exhibit 10.196 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.144	First Amendment to Purchase and Sale Agreement by and between 23Hundred, LLC, BGF 23Hundred, LLC and SH 23Hundred TIC, LLC and Sentinel Acquisitions Corp., dated December 15, 2014, incorporated by reference to Exhibit 10.197 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.145	Second Amendment to Purchase and Sale Agreement by and between 23Hundred, LLC, BGF 23Hundred, LLC and SH 23Hundred TIC, LLC and Sentinel Acquisitions Corp., dated December 17, 2014, incorporated by reference to Exhibit 10.198 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.146	Purchase and Sale Agreement by and between Bell HNW Waterford, LLC, Bell BR Waterford Crossing JV, LLC, and Bel Hendersonville LLC, dated December, 9, 2014, incorporated by reference to Exhibit 10.199 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.147	Assumption and Release Agreement by and among Bell BR Waterford Crossing JV, LLC, Bell HNW Waterford, LLC, Bluerock Residential Growth REIT Inc., Bell Partners Inc., and Bell HNW Nashville Portfolio, LLC, dated December 3, 2014, incorporated by reference to Exhibit 10.200 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.148	Redemption Agreement by and among Bell BR Waterford Crossing JV, LLC, BR Waterford JV Member, LLC, BR Waterford JV Minority Member, LLC, and Bell HNW Nashville Portfolio, LLC, dated December 3, 2014, incorporated by reference to Exhibit 10.201 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.149	Tenants In Common Agreement by and among Bell BR Waterford Crossing JV, LLC and Bell HNW Waterford, LLC, dated December 3, 2014, incorporated by reference to Exhibit 10.202 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.150	Amended and Restated Limited Liability Company Agreement by and among BR Waterford JV Member, LLC and BR Waterford JV Minority Member, LLC, dated December 3, 2014, incorporated by reference to Exhibit 10.203 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.151	Second Amendment to Multifamily Loan and Security Agreement by and between Bell BR Waterford Crossing JV LLC, Bell HNW Waterford, LLC, and Fannie Mae, dated December 3, 2014, incorporated by reference to Exhibit 10.204 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.152	Development Agreement by and between BR Bellaire Blvd, LLC, and Maple Multi-Family Operations, L.L.C., dated January 9, 2015, incorporated by reference to Exhibit 10.205 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.153	Limited Liability Company Agreement of BR Bellaire Blvd, LLC by and between Blaire House, LLC, and BR Southside Member, LLC, dated January 9, 2015, incorporated by reference to Exhibit 10.206 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.154	Guaranty Agreement by CFP Residential, L.P., CFH Maple Residential Investor, L.P., VF MultiFamily Holdings, Ltd., VF Residential, Ltd., and Maple Residential, L.P., in favor of BR Southside Member, LLC and BR Bellaire Blvd, LLC, dated January 9, 2015, incorporated by reference to Exhibit 10.207 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.155	Owner-Contractor Construction Agreement by and between BR Bellaire Blvd, LLC and Maple Multi-Family TX Contractor, L.L.C. dated January 9, 2015, incorporated by reference to Exhibit 10.208 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.156	Property Management Agreement by and between BR Carroll Arium Grande Lakes Owner, LLC and Carroll Management Group, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.209 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.157	Assignment of Management Agreement by and among BR Carroll Arium Grande Lakes Owner, LLC, Walker & Dunlop, LLC, and Carroll Management Group, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.210 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.158	Consolidated, Amended and Restated Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BR Carroll Arium Grande Lakes Owner, LLC, to and for the benefit of Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.211 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.159	Operations and Maintenance Agreement – Moisture Management Plan by and between BR Carroll Arium Grande Lakes Owner, LLC and Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.212 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.160	Interest Rate Cap Reserve and Security Agreement by and between BR Carroll Arium Grande Lakes Owner, LLC and Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.213 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.161	Environmental Indemnity Agreement by BR Carroll Arium Grande Lakes Owner, LLC, to and for the benefit of Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.214 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.162	Guaranty of Non-Recourse Obligations by MPC Partnership Holdings LLC, to and for the benefit of Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.215 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.163	Assignment of Security Instrument (Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing) by Walker & Dunlop, LLC, to and for the benefit of Fannie Mae, dated November 4, 2014, incorporated by reference to Exhibit 10.216 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.164	Consolidated, Amended and Restated Multifamily Note by and between BR Carroll Arium Grande Lakes Owner, LLC and Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.217 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.165	Multifamily Loan and Security Agreement (Non-Recourse) by and between BR Carroll Arium Grande Lakes Owner, LLC and Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.218 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.166	Limited Liability Company Agreement of BR Carroll Grande Lakes JV, LLC by and between BRG Grande Lakes, LLC and Carroll Co-Invest III Grande Lakes, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.219 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.167	Limited Liability Company Agreement of BR Carroll Arium Grande Lakes Owner, LLC by and between BR Carroll Grande Lakes JV, LLC and Bluerock Asset Management LLC, effective as of October 2, 2014, incorporated by reference to Exhibit 10.220 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.168	Limited Liability Agreement of BRG Grande Lakes, LLC, by and between BRG Grande Lakes, LLC and Bluerock Residential Holdings, L.P., dated October 2, 2014, incorporated by reference to Exhibit 10.221 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.169	Amended and Restated Limited Liability Company Agreement of 23Hundred, LLC by BR Stonehenge 23Hundred JV, LLC, dated as of December 31, 2014

10.170	Limited Liability Company Agreement of BR Southside Member, LLC by and among BRG Southside, LLC, Bluerock Special Opportunity + Income Fund II, LLC, and Bluerock Special Opportunity + Income Fund III, LLC, dated December 22, 2014

10.171	Limited Liability Company Agreement of BEMT Berry Hill, LLC by and between Bluerock Multifamily Holdings, L.P. and BEMT Berry Hill, LLC, dated as of October 18, 2012

10.172	Purchase and Sale Agreement by and between Park Kingston Investors, LLC and Bluerock Real Estate, L.L.C., dated as of January 15, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.173	Amendment to Purchase and Sale Agreement by and between Park Kingston Investors, LLC and Bluerock Real Estate, L.L.C., dated as of February 17, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.174	Second Amendment to Purchase and Sale Agreement by and between Park Kingston Investors, LLC and Bluerock Real Estate, L.L.C., dated as of February 20, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.175	Partial Assignment and Assumption of Purchase and Sale Agreement by and between Bluerock Real Estate, L.L.C. and BR Park & Kingston Charlotte, LLC, dated as of February 20, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.176	Limited Liability Company Agreement of BR Park & Kingston Charlotte, LLC by 23Hundred, LLC, dated effective as of January 8, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.177	Amendment to Amended and Restated Limited Liability Company Agreement of 23Hundred, LLC by BR Stonehenge 23Hundred JV, LLC, dated January 8, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.178	Multifamily Loan and Security Agreement (Non-Recourse) by and between BR Park & Kingston Charlotte, LLC and CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.179	Multifamily Note by and between BR Park & Kingston Charlotte, LLC and CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.180	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BR Park & Kingston Charlotte, LLC for the benefit of CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.181	Assignment of Management Agreement by and between BR Park & Kingston Charlotte, LLC, CBRE Multifamily Capital, Inc., and Bell Partners Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.182	Environmental Indemnity Agreement and between BR Park & Kingston Charlotte, LLC and CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.183	Assignment of Collateral Agreements and Other Loan Documents by and between BR Park & Kingston Charlotte, LLC and CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.184	Agreement of Purchase and Sale by and between WRPV XI FH Austin, L.P. and Bluerock Real Estate, L.L.C., dated as of January 19, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.185	Assignment of Agreement of Purchase and Sale by and between Bluerock Real Estate, L.L.C., BR Fox Hills TIC-1, LLC, and BR Fox Hills TIC-2, LLC dated as of March 5, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.186	Tenants In Common Agreement by and among BR Fox Hills TIC-1, LLC and BR Fox Hills TIC-2, LLC, dated as of March 26, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.187	Limited Liability Company Agreement of BR Fox Hills TIC-1, LLC by and between 23Hundred, LLC and Bluerock Asset Management LLC, effective as of February 10, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.188	Limited Liability Company Agreement of BR Fox Hills TIC-2, LLC among Bell BR Waterford Crossing JV, LLC and Bluerock Asset Management LLC, effective as of February 10, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.189	Second Amended and Restated Limited Liability Company Agreement of Bell BR Waterford Crossing JV, LLC by and among BR Waterford JV Member, LLC, BR Waterford JV Minority Member, LLC, Durant Holdings, LLC, V BELLS LLC, and Craig S. West, effective as of March 26, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.190	Multifamily Loan and Security Agreement (Non-Recourse) by and between BR Fox Hills TIC-1, LLC, BR Fox Hills TIC-2, LLC, and Walker & Dunlop, LLC, effective as of March 26, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.191	Guaranty of Non-Recourse Obligations by Bluerock Residential Growth REIT, Inc. for the benefit of Walker & Dunlop, LLC, dated as of March 26, 2015, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.192	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BR Fox Hills TIC-1, LLC and BR Fox Hills TIC-2, LLC to Gary S. Farmer as trustee for the benefit of Walker & Dunlop, LLC, dated as of March 26, 2015, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.193	Assignment of Security Instrument (Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing) by Walker & Dunlop, LLC to Fannie Mae, dated as of March 26, 2015, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.194	Multifamily Note by BR Fox Hills TIC-1, LLC and BR Fox Hills TIC-2, LLC for the benefit of Walker & Dunlop, LLC, dated as of March 26, 2015, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.195	Subordination, Non-Disturbance and Attornment Agreement by and between BR Fox Hills TIC-1, LLC, BR Fox Hills TIC-2, LLC, Walker & Dunlop, LLC, and Coinmach Corporation, dated as of March 26, 2015, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.196	Environmental Indemnity Agreement by BR Fox Hills TIC-1, LLC and BR Fox Hills TIC-2, LLC for the benefit of Walker & Dunlop, LLC, dated as of March 26, 2015, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.197	Property Management Agreement by and between BR Fox Hills TIC-1, LLC, BR Fox Hills TIC-2, LLC, and Bluerock Property Management, LLC, dated as of March 26, 2015, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.198	Assignment of Management Agreement by and between BR Fox Hills TIC-1, LLC and BR Fox Hills TIC-2, LLC, Walker & Dunlop, LLC, and Bluerock Property Management, LLC and Bell Partners Inc., dated as of March 26, 2015, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.199	Property Management Agreement by and between BR Park & Kingston Charlotte, LLC and Bell Partners Inc., dated March 16, 2015, incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015

10.200	Property Management Agreement by and between Bluerock Property Management, LLC and Bell Partners, Inc., dated March 26, 2015, incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015

10.201	Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement, Fixture Filing and Financing Statement by BR Bellaire BLVD , LLC for the benefit of Bank of America, N.A., dated April 7, 2015, incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015

10.202	Construction Loan Agreement among BR Bellaire Blvd, LLC, Bank of America, N.A. as Administrative Agent and Lender and the other financial institutions party thereto dated as of April 7, 2015, incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015

10.203	Deed of Trust Note made by BR Bellaire Blvd, LLC in favor of Bank of America, N.A. dated as of April 7, 2015, incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015

10.204	Ground Lease by and between Prokop Industries BH, L.P. and BR Bellaire BLVD, LLC, dated as of January 12, 2015, incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015

10.205	Assignment Agreement by and between Bluerock Real Estate, L.L.C. and BRG Ashton NC, LLC, dated May 12, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2015

10.206	Purchase Agreement by and between AR I Borrower, LLC and Bluerock Real Estate, L.L.C., dated May 12, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2015

10.207	Operating Agreement of BR-TBR Whetstone Venture, LLC by and between TriBridge Co-Invest 27, LLC and BR Whetstone Member, LLC, dated as of May 20, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.208	Limited Liability Company Agreement of BR Whetstone Member, LLC by and among BRG Whetstone Durham, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated as of May 20, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.209	Limited Liability Company Agreement of BR-TBR Whetstone Owner, LLC by BR-TBR Whetstone Venture, LLC, dated as of May 20, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.210	Purchase and Sale Agreement by and between AH Durham Apartments, LLC and TriBridge, LLC, dated as of December 1, 2014

10.211	First Amendment to Purchase and Sale Agreement by and between AH Durham Aparttments, LLC and TriBridge, LLC, dated as of February 20, 2015

10.212	Second Amendment to Purchase and Sale Agreement by and between AH Durham Apartments, LLC and TriBridge, LLC, dated as of February 24, 2015

10.213	Third Amendment to Purchase and Sale Agreement by and between AH Durham Apartments, LLC and TriBridge, LLC, dated as of February 26, 2015,

10.214	Fourth Amendment to Purchase and Sale Agreement by and between AH Durham Apartments, LLC and TriBridge, LLC, dated as of March 4, 2015,

10.215	Property Management Agreement by and between BR-TBR Whetstone Owner, LLC and TriBridge Residential Property Management Advisors, LLC, dated as of May 20, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.216	Backstop Agreement by and between TriBridge Residential, LLC and Bluerock Residential Growth REIT, Inc., dated as of May 20, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.217	Loan Agreement by and between BR-TBR Whetstone Owner, LLC and KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.218	Guaranty Agreement by Bluerock Residential Growth REIT, Inc. in favor of KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.219	Environmental and Hazardous Substances Indemnity Agreement by BR-TBR Whetstone Owner, LLC and Bluerock Residential Growth REIT, Inc. for the benefit of KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.220	Assignment of Leases and Rents by BR-TBR Whetstone Owner, LLC for the benefit of KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.221	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Securing Future Advances by BR-TBR Whetstone Owner, LLC, in favor of Christopher T. Neil, Trustee for the benefit of KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.222	Promissory Note by BR-TBR Whetstone Owner, LLC for the benefit of KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.223	Bluerock Residential Growth REIT, Inc. Amended and Restated 2014 Equity Incentive Plan for Individuals, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 29, 2015

10.224	Bluerock Residential Growth REIT, Inc. Amended and Restated 2014 Equity Incentive Plan for Entities, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 29, 2015

10.225	Operating Agreement of BR/CDP CB Venture, LLC by and between BR Cheshire Member, LLC and CB Developer, LLC dated as of May 29, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 4, 2015

10.226	Limited Liability Company Agreement of BR Cheshire Member, LLC by and among BRG Cheshire, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 4, 2015

10.227	Limited Liability Company Agreement of CB Owner, LLC by BR/CDP CB Venture, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 4, 2015

10.228	Tenancy In Common Agreement by and among BR/CDP CB Venture, LLC, Duke of Lexington, LLC, and Commander Habersham, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 4, 2015

10.229	TIC Management Agreement by and among BR/CDP CB Venture, LLC, Duke of Lexington, LLC, and Commander Habersham, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 4, 2015

10.230	Trust Agreement by and among BR/CDP CB Venture, LLC, Duke of Lexington, LLC, Commander Habersham, LLC and CB Owner, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed June 4, 2015

10.231	Development Agreement by and among CB Owner, LLC and CDP Developer I, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 4, 2015

10.232	Second Amendment to Management Agreement, by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated August 6, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 12, 2015

10.233	Promissory Note by AR I Borrower, LLC for the benefit of Sun Life Assurance Company of Canada, dated as of November 22, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.234	Deed of Trust and Security Agreement and Fixture Filing by AR I Borrower, LLC, in favor of Sun Life Assurance Company of Canada, dated as of November 22, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.235	Assignment of Leases and Rents by AR I Borrower, LLC for the benefit of Sun Life Assurance Company of Canada, dated as of November 22, 2013, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.236	Note, Deed of Trust, and Related Loan Documents Assignment, Assumption and Modification Agreement by and among Sun Life Assurance Company of Canada, BR Ashton I Owner, LLC, Bluerock Residential Growth REIT, Inc., AR I Borrower, LLC, and Rob Meyer, Mark Mechlowitz, Jorge Sardinas, Robert Fishel, and Harold Katz, dated as of August 19, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.237	Environmental Indemnity by Bluerock Residential Growth REIT, Inc. and BR Ashton I Owner, LLC for the benefit of Sun Life Assurance Company of Canada, dated as of August 19, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.238	Guaranty of Non-Recourse Carve-Outs by Bluerock Residential Growth REIT, Inc. in favor of Sun Life Assurance Company of Canada, dated as of August 19, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.239	Letter of Undertaking by and between BR Ashton I Owner, LLC and Sun Life Assurance Company of Canada, dated as of August 19, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.240	Management Agreement by and between BR Ashton I Owner, LLC and GREP Southeast, LLC, dated as of August 19, 2015, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.241	Estoppel and Agreement by AR I Borrower, LLC for the benefit of BR Ashton I Owner, LLC, dated as of August 18, 2015, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.242	Assignment of Purchase and Sale Agreement and Escrow Instructions by and between BRG Ashton NC, LLC and BR Ashton I Owner, LLC, dated as of August 19, 2015, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.243	Bill of Sale and Assignment and Assumption of Leases and Service Contracts by and between AR I Borrower, LLC and BR Ashton I Owner, LLC, dated as of August 19, 2015, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.244	Limited Liability Company Agreement of BRG Ashton NC, LLC by and between BRG Ashton NC, LLC and Bluerock Residential Holdings, L.P., dated as of April 15, 2015, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.245	Limited Liability Company Agreement of BR Ashton I Owner, LLC by and between BR Ashton I Owner, LLC and BRG Ashton NC, LLC, dated as of July 7, 2015, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.246	Limited Liability Company Agreement of BR Carroll World Gateway, LLC by and between BR Carroll World Gateway Orlando JV, LLC, Michael L. Konig and Jordan B. Ruddy, effective as of July 7, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.247	Limited Liability Company Agreement of BR Carroll World Gateway Orlando JV, LLC by and between BR World Gateway JV Member, LLC and Carroll Co-Invest III World Gateway, LLC, dated as of August 20, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.248	Limited Liability Company Agreement of BRG World Gateway Orlando, LLC by Bluerock Residential Holdings, L.P., effective as of June 24, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.249	Multifamily Loan and Security Agreement by and between BR Carroll World Gateway, LLC and Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.250	Guaranty by Bluerock Residential Growth REIT, Inc. and MPC Partnership Holdings LLC for the benefit of Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.251	Florida Amended and Restated Multifamily Note by and between BR Carroll World Gateway, LLC and Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.252	Amended and Restated Multifamily Mortgage, Assignment of Rents and Security Agreement by and between BR Carroll World Gateway, LLC and Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.253	Agreement to Amend or Comply by and between BR Carroll World Gateway, LLC and Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.254	Assignment of Management Agreement and Subordination of Management Fees by and between BR Carroll World Gateway, LLC, Jones Lang LaSalle Operations, L.L.C. and Carroll Management Group, LLC, dated as of August 20, 2015, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.255	60-Day Letter by BR Carroll World Gateway, LLC for the benefit of Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.256	Borrower’s Underwriting Certificate by BR Carroll World Gateway, LLC for the benefit of Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.257	MMP and O&M Programs Implementation Certificate by BR Carroll World Gateway, LLC for the benefit of Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.258	Backstop Agreement by and between MPC Partnership Holdings LLC, Carroll Management Group, LLC, and Bluerock Residential Growth REIT, Inc., dated as of August 20, 2015, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.259	Assignment Agreement, between and among Bluerock Multifamily Advisor, LLC and BRG Manager, LLC, dated September 4, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2015

10.260	Limited Liability Company Agreement of BRG DFW Portfolio, LLC by Bluerock Residential Holdings, L.P., dated as of September 15, 2015

10.261	Limited Liability Company Agreement of BR DFW Portfolio JV Member, LLC by BRG DFW Portfolio, dated as of September 15, 2015

10.262	Limited Liability Company Agreement of BR Carroll DFW Portfolio JV, LLC by and between BR DFW Portfolio JV Member, LLC and Carroll Co-Invest III DFW Portfolio, LLC, dated as of October 29, 2015

10.263	Limited Liability Company Agreement of BR Carroll Phillips Creek Ranch, LLC by and among BR Carroll DFW Portfolio JV, LLC, Michael L. Konig and Jordan B. Ruddy, dated as of September 22, 2015

10.264	Limited Liability Company Agreement of BR Carroll Phillips Creek Ranch Holdings, LLC by and among BR Carroll DFW Portfolio JV, LLC, Michael L. Konig and Jordan B. Ruddy, dated as of September 22, 2015

10.265	Limited Liability Company Agreement of BR Carroll Keller Crossing, LLC by and among BR Carroll DFW Portfolio JV, LLC, Michael L. Konig and Jordan B. Ruddy, dated as of September 15, 2015

10.266	Limited Liability Company Agreement of BR Carroll Keller Crossing Holdings, LLC by and among BR Carroll DFW Portfolio JV, LLC, Michael L. Konig and Jordan B. Ruddy, dated as of September 15, 2015

10.267	Property Management Agreement by and between BR Carroll Phillips Creek Ranch, LLC and Carroll Management LLC, dated as of October 29, 2015

10.268	Property Management Agreement by and between BR Carroll Keller Crossing, LLC and Carroll Management LLC, dated as of October 29, 2015

10.269	Guaranty by Carroll Multifamily Real Estate Fund III, LP and Bluerock Residential Growth REIT, Inc. in favor of CBRE Capital Markets, Inc., dated as of October 29, 2015

10.270	Multifamily Loan and Security Agreement by and between BR Carroll Phillips Creek Ranch, LLC and CBRE Capital Markets, Inc., dated October 29, 2015

10.271	Multifamily Note by BR Carroll Phillips Creek Ranch, LLC in favor of CBRE Capital Markets, Inc., dated as of October 29, 2015

10.272	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by BR Carroll Phillips Creek Ranch, LLC and Rebecca S. Conrad, as trustee, in favor of CBRE Capital Markets, Inc., dated as of October 29, 2015

10.273	Assignment of Management Agreement and Subordination of Management Fees by BR Carroll Phillips Creek Ranch, LLC and Carroll Management Group, LLC in favor of CBRE Capital Markets, Inc., dated as of October 29, 2015

10.274	Promissory Note by BR Carroll Keller Crossing, LLC in favor of The Northwestern Mutual Life Insurance Company, dated as of October 22, 2015

10.275	Guarantee of Recourse Obligations by Carroll Multifamily Real Estate Fund III, LP and Bluerock Residential Growth REIT, Inc. in favor of The Northwestern Mutual Life Insurance Company, dated as of October 22, 2015

10.276	Environmental Indemnity Agreement by BR Carroll Keller Crossing, LLC, Carroll Multifamily Real Estate Fund III, LP, Bluerock Residential Growth REIT, Inc. in favor of The Northwestern Mutual Life Insurance Company, dated as of October 22, 2015

10.277	Deed of Trust and Security Agreement by BR Carroll Keller Crossing, LLC in favor of The Northwestern Mutual Life Insurance Company, dated as of October 22, 2015

10.278	Absolute Assignment of Leases and Rents by BR Carroll Keller Crossing, LLC in favor of The Northwestern Mutual Life Insurance Company, dated as of October 22, 2015

10.279	Third Amendment to Management Agreement, by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated November 10, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2015

10.280	Limited Liability Company Agreement of BRG Domain Phase 1, LLC by Bluerock Residential Holdings, L.P., dated as of November 20, 2015

10.281	Limited Liability Company Agreement of BR Member Domain Phase 1, LLC by and between BRG Domain Phase 1, LLC and Special Opportunity and Income Fund II, LLC, dated as of November 20, 2015

10.282	Amended and Restated Limited Liability Company Agreement of BR-ArchCo Domain Phase 1 JV, LLC by and between BR Member Domain Phase 1, LLC and ArchCo Domain Member, LLC, dated as of November 20, 2015

10.283	Limited Liability Company Agreement of BR-ArchCo Domain Phase 1, LLC by BR-ArchCo Phase 1 JV, LLC, dated as of November 20, 2015

10.284	Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of April 29, 2015

10.285	Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of July 13, 2015

10.286	Second Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of July 29, 2015

10.287	Third Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of August 6, 2015

10.288	Fourth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of August 14, 2015

10.289	Fifth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of October 7, 2015

10.290	Sixth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of October 12, 2015

10.291	Seventh Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of November 17, 2015

10.292	Eighth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of November 20, 2015

10.293	Phase I Partial Assignment and Assumption by and between BR-ArchCo Domain Phase 1, LLC and ArchCo Residential LLC, dated as of November 20, 2015

10.294	Phase II Partial Assignment and Assumption by and between BR-ArchCo Domain Phase 2, LLC and ArchCo Residential LLC, dated as of November 20, 2015

10.295	Phase III Partial Assignment and Assumption by and between BR-ArchCo Domain Phase 3, LLC and ArchCo Residential LLC, dated as of November 20, 2015

10.296	Project Administration Agreement by and between BRG Domain Phase 1 Development Manager, LLC, ArchCo Domain PM LLC, and BR-ArchCo Domain Phase 1, LLC, dated as of November 20, 2015

10.297	Development Services Agreement by and between BRG Domain Phase 1 Development Manager, LLC and BR-ArchCo Domain Phase 1, LLC, dated as of November 20, 2015

10.298	Amended and Restated Operating Agreement of BR/CDP CB Venture, LLC by and between BR Cheshire Member, LLC and CB Developer, LLC dated effective as of May 29, 2015

10.299	Amended and Restated Limited Liability Company Agreement of BR Cheshire Member, LLC by and among BRG Cheshire, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated effective as of May 29, 2015

10.300	Amended and Restated Limited Liability Company Agreement of CB Owner, LLC by BR/CDP CB Venture, LLC and Michael L. Konig and Robert G. Meyer, as co-trustees under the Amended and Restated BR/CDP Cheshire Bridge Trust Agreement bearing an effective date of May 29, 2015, dated effective as of May 29, 2015

10.301	Amended and Restated TIC Management Agreement by and among Duke of Lexington, LLC, Commander Habersham, LLC, and BR/CDP CB Venture, LLC, dated effective as of May 29, 2015

10.302	Amended and Restated BR/CDP Cheshire Bridge Trust Agreement by and between Duke of Lexington, LLC, Commander Habersham, LLC and BR/CDP CB Venture, LLC, and Robert G. Meyer and Michael L. Konig as Co-Trustees, dated effective as of May 29, 2015

10.303	Amended and Restated Tenancy in Common Agreement by and among Duke of Lexington, LLC, Commander Habersham, LLC, and BR/CDP CB Venture, LLC, dated effective as of May 29, 2015

10.304	Amended and Restated Development Agreement by and between CB Owner, LLC and CDP Developer I, LLC, dated effective as of May 29, 2015

10.305	Assignment of Contacts, Licenses and Permits by CB Owner, LLC in favor of The PrivateBank and Trust Company, dated as of December 16, 2015

10.306	Fee Letter by and between CB Owner, LLC and The PrivateBank and Trust Company, dated as of December 16, 2015

10.307	Assignment and Subordination of Development Agreement by CB Owner, LLC in favor of The PrivateBank and Trust Company, dated as of December 16, 2015

10.308	Security Agreement by CB Owner, LLC in favor of The PrivateBank and Trust Company, dated as of December 16, 2015

10.309	Assignment and Leases, Rents and Profits by CB Owner, LLC in favor of The PrivateBank and Trust Company, dated as of December 16, 2015

10.310	Indemnity Agreement Regarding Hazardous Materials by CB Owner, LLC, Robert Meyer, Mark Mechlowitz, Jorge Sardinas, Robert Fishel, and Alsar Limited Partnership in favor of The PrivateBank and Trust Company, dated as of December 16, 2015

10.311	Promissory Note by CB Owner, LLC in favor of The PrivateBank and Trust Company, dated as of December 16, 2015

10.312	Construction Loan and Security Agreement by CB Owner, LLC in favor of The PrivateBank and Trust Company, LLC, dated as of December 16, 2015

10.313	Deed to Secure Debt, Assignment of Rents and Leases and Security Agreement by CB Owner, LLC in favor of The PrivateBank and Trust Company, LLC, dated as of December 16, 2015

10.314	Dealer Manager Agreement by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and Bluerock Capital Markets, LLC, dated December 17, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2015

10.315	Warrant Agreement by and between Bluerock Residential Growth REIT, Inc. and American Stock Transfer & Trust Company, LLC, dated December 17, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 22, 2015

10.316	Subscription Escrow Agreement by and between Bluerock Residential Growth REIT, Inc., Bluerock Capital Markets, LLC and UMB Bank, N.A., dated December 17, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 22, 2015

10.317	Limited Liability Company Agreement of BR-TBR Lake Boone NC Owner, LLC, by and between BR-TBR Lake Boone NC Venture, LLC and Michael L. Konig, dated effective as of July 15, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2015

10.318	Operating Agreement of BR-TBR Lake Boone NC Venture, LLC by and between TriBridge Co-Invest 29, LLC and BR Lake Boone JV Member, LLC, dated as of November 30, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 24, 2015

10.319	Operating Agreement of BR Lake Boone JV Member, LLC, by and between BRG Lake Boone NC, LLC and Bluerock Special Opportunity + Income Fund II, LLC, dated as of July 15, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 24, 2015

10.320	Limited Liability Company Agreement of BRG Lake Boone NC, LLC, by Bluerock Residential Holdings, L.P., dated as of July 28, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 24, 2015

10.321	Contribution Agreement by and between TriBridge Co-Invest 29, LLC and BR-TBR Lake Boone NC Venture, LLC, dated as of November 30, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 24, 2015

10.322	Development Agreement, by and between BR-TBR Lake Boone NC Owner, LLC and Tribridge Residential Development, LLC, dated as of October 30, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 24, 2015

10.323	Limited Liability Company Agreement of BRG Flagler Village, LLC by Bluerock Residential Holdings, L.P., dated as of December 18, 2015

10.324	Limited Liability Company Agreement of BR Flagler JV Member, LLC by and between BRG Flagler Village, LLC and Special Opportunity + Income Fund II, LLC, dated as of December 18, 2015

10.325	Limited Liability Company Agreement of BR ArchCo Flagler Village JV, LLC by and between BR Flagler JV Member, LLC and ArchCo Metropolitan Member, LLC, dated as of December 18, 2015

10.326	Limited Liability Company Agreement of BR ArchCo Flagler Village, LLC by BR ArchCo Flagler Village JV, LLC, dated as of December 18, 2015

10.327	Commercial Contract by and between ArchCo Residential LLC and Metropolitan Property Investment, LLC, dated as of November 30, 2015

10.328	Assignment and Assumption of Commercial Contract by and between ArchCo Residential LLC and BR ArchCo Flagler Village, dated as of December 18, 2015

10.329	Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of January 12, 2015

10.330	Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of February 9, 2015

10.331	Second Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of April 30, 2015

10.332	Third Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of June 30, 2015

10.333	Fourth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of September 15, 2015

10.334	Fifth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of October, 2015

10.335	Assignment and Assumption of Agreement of Purchase and Sale by and between ArchCo Residential LLC and BR ArchCo Flagler Village, LLC, dated as of December 18, 2015

10.336	Limited Liability Company Agreement of BRG SW FL Portfolio, LLC by Bluerock Residential Holdings, L.P., dated effective as of November 23, 2015

10.337	Limited Liability Company Agreement of BR SW FL Portfolio JV Member, LLC by BRG SW FL Portfolio, LLC, dated effective as of November 23, 2015

10.338	Limited Liability Company Agreement of BR Carroll SW Portfolio JV, LLC by and between BR SW FL Portfolio JV Member, LLC and Carroll Co-Invest IV SW FL Portfolio, LLC, dated as of January 5, 2016

10.339	Limited Liability Company Agreement of BR Carroll Naples, LLC by BR Carroll SW Portfolio JV, LLC, dated effective as of November 23, 2015

10.340	Limited Liability Company Agreement of BR Carroll Palmer Ranch, LLC by BR Carroll SW Portfolio JV, LLC, dated effective as of November 23, 2015

10.341	60 Day Letter executed by BR Carroll Palmer Ranch, LLC, dated January 5, 2016

10.342	Assignment of Management Agreement and Subordination of Management Fees by BR Carroll Palmer Ranch, LLC and Carroll Management Group, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016

10.343	Guaranty by Bluerock Residential Growth REIT, Inc. and MPC Partnership Holdings LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016

10.344	Multifamily Loan and Security Agreement by and between BR Carroll Palmer Ranch, LLC and Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016

10.345	Multifamily Mortgage, Assignment of Rents and Security Agreement by BR Carroll Palmer Ranch, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016

10.346	Multifamily Note by BR Carroll Palmer Ranch, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016

10.347	60 Day Letter executed by BR Carroll Naples, LLC, dated January 5, 2016

10.348	Assignment of Management Agreement and Subordination of Management Fees by BR Carroll Naples, LLC and Carroll Management Group, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016

10.349	Guaranty by Bluerock Residential Growth REIT, Inc. and MPC Partnership Holdings LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016

10.350	Multifamily Loan and Security Agreement by and between BR Carroll Naples, LLC and Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016

10.351	Multifamily Mortgage, Assignment of Rents and Security Agreement by BR Carroll Naples, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016

10.352	Multifamily Note by BR Carroll Naples, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016

10.353	Limited Liability Company Agreement of BRG Morehead NC, LLC by Bluerock Residential Holdings, L.P., dated as of November 24, 2015

10.354	Limited Liability Company Agreement of BR Morehead JV Member, LLC by and between BRG Morehead NC, LLC and Special Opportunity + Income Fund II, LLC, dated as of November 24, 2015

10.355	Amended and Restated Limited Liability Company Agreement of BR ArchCo Morehead JV, LLC by and between BR Morehead JV Member, LLC and WMH Sponsor LLC, dated as of January 6, 2016

10.356	Limited Liability Company Agreement of BR ArchCo Morehead, LLC by BR ArchCo Morehead JV, LLC, dated as of November 24, 2015

10.357	First Amendment to Limited Liability Company Agreement of BR ArchCo Morehead, LLC by BR ArchCo Morehead JV, LLC, dated as of January 6, 2016

10.358	Assignment of Membership Interest by and between BRG Morehead NC, LLC and BR Morehead JV Member, LLC, dated as of January 6, 2016

10.359	Project Administration Agreement by and between BRG Morehead Development Manager, LLC and ArchCo WMH PM LLC, dated as of November 24, 2015

10.360	Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated as of April 21, 2015

10.361	Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated as of June 8, 2015

10.362	Second Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated as of June 26, 2015

10.363	Third Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated as of June 30, 2015

10.364	Fourth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated as of November 24, 2015

10.365	Assignment and Assumption of Agreement of Purchase and Sale by and between ArchCo Residential, LLC and BR ArchCo Morehead, LLC, dated as of November 24, 2015

21.1	List of Subsidiaries incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-3 (No. 333-208988)

23.1	Consent of BDO USA, LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

101.1	The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows