Form 10-Q
period 2016-03-31
Bluerock Residential Growth REIT, Inc.
filed 2016-05-10
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large Accelerated Filer	☐		Accelerated Filer	☒
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares outstanding of the registrant’s

classes of common stock, as of May 4, 2016:

Class A Common Stock: 19,564,752 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-Q

March 31, 2016

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	March 31, 2016	December 31, 2015
ASSETS
Net Real Estate Investments
Land	$87,041	$65,057
Buildings and improvements	589,748	474,608
Furniture, fixtures and equipment	20,323	17,155
Total Gross Real Estate Investments	697,112	556,820
Accumulated depreciation	(28,522)	(23,437)
Total Net Real Estate Investments	668,590	533,383
Cash and cash equivalents	24,019	68,960
Restricted cash	8,640	11,669
Due from affiliates	905	861
Accounts receivable, prepaid and other assets	3,602	6,742
Investments in unconsolidated real estate joint ventures	82,082	75,223
In-place lease intangible assets, net	2,852	2,389
Total Assets	$790,690	$699,227

LIABILITIES AND EQUITY
Mortgages payable	$476,708	$380,102
Accounts payable	770	587
Other accrued liabilities	8,653	7,013
Due to affiliates	1,363	1,485
Distributions payable	3,506	3,163
Total Liabilities	491,000	392,350
8.250% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 10,875,000 shares authorized and 2,875,000 issued and outstanding	69,290	69,165
Series B Redeemable Preferred Stock, liquidation preference $1,000 per share, 150,000 shares authorized, none issued and outstanding	—	—
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 238,975,000 shares authorized; none issued and outstanding	—	—
Common stock - Class A, $0.01 par value, 747,586,185 shares authorized; 19,564,331 and 19,202,112 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	196	192
Common stock - Class B-3, $0.01 par value, 804,605 shares authorized; none and 353,629 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	—	4
Additional paid-in-capital	250,398	248,484
Distributions in excess of cumulative earnings	(51,586)	(41,496)
Total Stockholders’ Equity	199,008	207,184
Noncontrolling Interests
Operating partnership units	2,757	2,908
Partially owned properties	28,635	27,620
Total Noncontrolling Interests	31,392	30,528
Total Equity	230,400	237,712
TOTAL LIABILITIES AND EQUITY	$790,690	$699,227

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2016	2015
Revenues
Net rental income	$15,928	$8,644
Other property revenues	706	392
Total revenues	16,634	9,036
Expenses
Property operating	6,593	3,864
General and administrative	1,273	928
Management fees	1,214	1,450
Acquisition costs	1,209	449
Depreciation and amortization	7,510	2,765
Total expenses	17,799	9,456
Operating loss	(1,165)	(420)
Other income (expense)
Other income	—	22
Equity in income of unconsolidated real estate joint ventures	2,768	730
Equity in gain on sale of unconsolidated real estate joint venture interests	—	11,307
Interest expense, net	(4,228)	(2,292)
Total other (expense) income	(1,460)	9,767

Net (loss) income	(2,625)	9,347
Preferred stock dividends	(1,482)	—
Preferred stock accretion	(125)	—
Net (loss) income attributable to noncontrolling interests
Operating partnership units	(62)	75
Partially-owned properties	(35)	5,959
Net (loss) income attributable to noncontrolling interests	(97)	6,034
Net (loss) income attributable to common stockholders	$(4,135)	$3,313

(Loss) income per common share - Basic	$(0.20)	$0.26

(Loss) income per common share – Diluted	$(0.20)	$0.26

Weighted average basic common shares outstanding	20,521,596	12,547,895
Weighted average diluted common shares outstanding	20,521,596	12,547,895

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2016

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class B-3 Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid- in Capital	Cumulative Distributions	Net loss to Common Stockholders	Noncontrolling Interests	Total Equity
Balance, January 1, 2016	19,202,112	$192	353,629	$4	$248,484	$(32,001)	$(9,495)	$30,528	$237,712

Issuance of Class A common stock, net	1,090	-	-	-	12	-	-	-	12

Conversion of Class B-3 into Class A shares	353,629	4	(353,629)	(4)	-	-	-	-	-

Vesting of restricted stock compensation	-	-	-	-	117	-	-	-	117
Issuance of stock for director compensation	7,500	-	-	-	77	-	-	-	77

Issuance of Long-Term Incentive Plan ("LTIP") units	-	-	-	-	1,272	-	-	-	1,272
Issuance of LTIP units for compensation	-	-	-	-	436	-	-	-	436

Contributions, nets	-	-	-	-	-	-	-	1,554	1,554

Distributions declared	-	-	-	-	-	(5,955)	-	(89)	(6,044)

Series A Preferred Stock distributions declared	-	-	-	-	-	(1,482)	-	-	(1,482)

Series A Preferred Stock accretion	-	-	-	-	-	(125)	-	-	(125)

Distributions to noncontrolling interests	-	-	-	-	-	-	-	(504)	(504)
Net loss	-	-	-	-	-	-	(2,528)	(97)	(2,625)

Balance, March 31, 2016	19,564,331	$196	-	$-	$250,398	$(39,563)	$(12,023)	$31,392	$230,400

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2016	2015

Cash flows from operating activities
Net (loss) income	$(2,625)	$9,347
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,692	2,817
Amortization of fair value adjustments	(91)	(65)
Equity in income of unconsolidated real estate joint ventures	(2,768)	(730)
Equity in gain on sale of real estate assets of unconsolidated joint ventures	-	(11,307)
Distributions from unconsolidated real estate joint ventures	2,709	1,093
Share-based compensation attributable to directors' stock compensation plan	194	50
Share-based compensation to Manager - LTIP Units	1,708	560
Changes in operating assets and liabilities:
Due (from) to affiliates, net	(103)	1,120
Accounts receivable, prepaid assets and other assets	(191)	(554)
Accounts payable and other accrued liabilities	1,821	996
Net cash provided by operating activities	8,346	3,327

Cash flows from investing activities:
Acquisitions of consolidated real estate investments	(99,907)	(66,640)
Capital expenditures	(888)	(446)
Proceeds from sale of unconsolidated real estate joint venture interests	-	15,590
Investment in unconsolidated real estate joint venture interests	(6,862)	(8,679)
Decrease in restricted cash	3,029	8,123
Net cash used in investing activities	(104,628)	(52,052)

Cash flows from financing activities:
Distributions to common stockholders	(6,030)	(3,557)
Distributions to noncontrolling interests	(504)	(357)
Distributions to preferred stockholders	(1,153)	-
Noncontrolling equity interest contributions to consolidated real estate investments	1,554	578
Borrowings on mortgages payable	59,552	42,641
Repayments on mortgages payable	(473)	(355)
Deferred financing fees	(1,617)	(446)
Net proceeds from issuance of common stock	12	53,650
Net cash provided by financing activities	51,341	92,154

Net (decrease) increase in cash and cash equivalents	$(44,941)	$43,429

Cash and cash equivalents at beginning of period	$68,960	$23,059

Cash and cash equivalents at end of period	$24,019	$66,488
Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$3,827	$2,320
Distributions payable – declared and unpaid	$3,506	$889
Mortgages assumed upon property acquisitions	$39,054	$-

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

The Company subsequently determined to register additional shares of its Class A common stock to be offered in a firmly underwritten public offering, (the “October 2014 Follow-On Offering”), by filing a registration statement on Form S-11 (File No. 333-198770) with the SEC on September 16, 2014. On October 2, 2014, the SEC declared the Registration Statement effective and the Company announced the pricing of the October 2014 Follow-On Offering at a public offering price of $11.90 per share. The Company completed the October 2014 Follow-On Offering of 3,035,444 shares of Class A common stock, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters, on October 8, 2014. Net proceeds of the October 2014 Follow-On Offering were approximately $32.9 million after deducting underwriting discounts and commissions and offering costs.

On January 20, 2015, the Company completed an underwritten shelf takedown offering (the “January 2015 Follow-On Offering”) of 4,600,000 shares of Class A common stock, par value $0.01 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-200359) filed with the SEC on November 19, 2014 and declared effective on December 19, 2014 (the “December 2014 Shelf Registration Statement”). The public offering price of $12.50 per share was announced on January 14, 2015. Net proceeds of the January 2015 Follow-On Offering were approximately $53.7 million after deducting underwriting discounts and commissions and offering costs.

On May 22, 2015, the Company completed an underwritten shelf takedown offering (the “May 2015 Follow-On Offering”) of 6,348,000 shares of Class A common stock, par value $0.01 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC pursuant to the December 2014 Shelf Registration Statement. The public offering price of $13.00 per share was announced on May 19, 2015. Net proceeds of the May 2015 Follow-On Offering were approximately $77.6 million after deducting underwriting discounts and commissions and offering costs.

On October 21, 2015, the Company completed an underwritten shelf takedown offering (the “October 2015 Preferred Stock Offering”) of 2,875,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC pursuant to the December 2014 Shelf Registration Statement. The public offering price of $25.00 per share was announced on October 16, 2015. Net proceeds of the October 2015 Preferred Stock Offering were approximately $69.2 million after deducting underwriting discounts and commissions and estimated offering costs.

On December 17, 2015, the Company filed a prospectus supplement to the December 2014 Shelf Registration Statement offering a maximum of 150,000 Units (the “Original Units”) consisting of 150,000 shares of Series B redeemable preferred stock (the “Original Series B Preferred Stock”) and warrants (the “Original Warrants”) to purchase 3,000,000 shares of Class A common stock (liquidation preference $1,000 per share of Original Series B Preferred Stock). As of December 31, 2015, no Original Units had been sold.

On February 22, 2016, the Company’s board of directors authorized the termination of the offering of the Original Series B Preferred Stock in order to revise certain terms thereof, and the reclassification of the Original Series B Preferred Stock. On February 23, 2016, the Company terminated the offering of the Original Series B Preferred Stock, and on February 24, 2016, the Company filed a new prospectus supplement to the December 2014 Shelf Registration Statement offering a maximum of 150,000 Units (the “Units”) consisting of 150,000 shares of the reclassified Series B redeemable preferred stock (the “Series B Preferred Stock”) and warrants (the “Warrants”) to purchase 3,000,000 shares of Class A common stock (liquidation preference $1,000 per share of Series B Preferred Stock). As of March 31, 2016, the Company was continuing to organize its sales activities and no Units had been sold.

On March 29, 2016, the Company filed a prospectus supplement to the registration statement on Form S-3 (File No. 333-208956) filed with the SEC on January 12, 2016 and declared effective on January 29, 2016 (the “January 2016 Shelf Registration Statement”) with respect to the offering and sale of up to $100,000,000 in shares of Series A Preferred Stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE MKT, or on any other existing trading market for Series A Preferred Stock or through a market maker (collectively, the “March 2016 ATM Offering”). As of March 31, 2016, the Company was continuing to organize its sales activities and no shares of Series A Preferred Stock had been sold in the March 2016 ATM Offering.

As of March 31, 2016, the Company's portfolio consisted of interests in twenty-four properties (seventeen operating properties and seven development properties). The Company’s twenty-four properties contain an aggregate of 7,709 units, comprised of 5,660 operating units and 2,049 units under development. As of March 31, 2016, these properties, exclusive of development properties, and Whetstone, Sorrel and EOS, the lease-up properties, were approximately 95% occupied.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or its wholly-owned subsidiaries, owns substantially all of the property interests acquired on the Company’s behalf. As of March 31, 2016, limited partners other than the Company owned approximately 6.53% of the Operating Partnership (1.46% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 5.07% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”)). Bluerock Real Estate, L.L.C., a Delaware limited liability company, is referred to as Bluerock (“Bluerock”), and the Company’s external manager, BRG Manager, LLC, a Delaware limited liability company, is referred to as its Manager (“Manager”). Both Bluerock and the Manager are related parties with respect to the Company, but are not within the Company’s control and are not consolidated in the Company’s financial statements.

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

The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  For further information, refer to the financial statements and notes thereto included in our audited consolidated financial statements for the year ended December 31, 2015 contained in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 24, 2016.

Summary of Significant Accounting Policies

There have been no significant changes to the Company’s accounting policies since it filed its audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2015.

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

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” (“ASU-2016-09”). The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to impact net income, earnings per share, and the statement of cash flows. ASU No. 2016-09 is effective for annual reporting periods (including interim periods with those periods) beginning after December 15, 2016. Early adoption is permitted. The Company is still in the process of determining the impact that the implementation of ASU 2016-09 will have on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company is in the process of evaluating the future impact of ASU 2016-02 on our consolidated financial position, results of operations and cash flows.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. The amendments in ASU 2015-03 became effective for public business entities in the first annual period beginning after December 15, 2015. Beginning in its fiscal year ending December 31, 2016, the Company adopted ASU 2015-03, and retrospectively applied the guidance to its Mortgages Payable for all periods presented Unamortized deferred financing costs, net, of $5.0 million and $3.5 million are included in Mortgages Payable as of March 31, 2016, and December 31, 2015, respectively (previously included as Deferred financing costs, net on the Company’s Consolidated Balance Sheets). The adoption of ASU 2015-03 did not have a material impact on the Company’s financial position or results of operations.

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, “Consolidation (Topic 810): Amendments to the Consolidation Analysis” (“ASU 2015-02”). ASU 2015-02 eliminates specific consolidation guidance for limited partnerships and revises other aspects of consolidation analysis, including how kick-out rights, fee arrangements and related parties are assessed. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, with early adoption permitted. The adoption of ASU 2015-02 did not have a material impact on the Company’s financial position or results of operations.

In January 2015, the FASB issued Accounting Standards Update No. 2015-01, “Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”), which eliminates the concept of extraordinary items and require items that are either unusual in nature or infrequently occurring to be reported as a separate component of income from continuing operations or disclosed in the notes to the financial statements. ASU 2015-01 is effective for periods beginning after December 15, 2015, with early adoption permitted. ASU 2015-01 did not have a material impact on the Company's financial statements.

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

Note 3 – Sale of Unconsolidated Real Estate Joint Ventures

Sale of Joint Venture Equity Interests

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

Sale of North Park Towers

On October 16, 2015, the Company closed on the sale of the North Park Towers property, located in Southfield, Michigan. The 100% owned property was sold for approximately $18.2 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for payment of the existing mortgage indebtedness encumbering the North Park Towers property in the amount of $11.5 million and payment of closing costs and fees, the sale of the property generated net proceeds for the Company of approximately $6.6 million and a gain on sale of $2.7 million, net of disposition expenses of $0.3 million.

Note 4 – Investments in Real Estate

As of March 31, 2016, the Company was invested in seventeen operating real estate properties and seven development properties generally through joint venture partnerships. The following tables provide summary information regarding our operating and development investments, which are either consolidated or presented on the equity method of accounting.

Operating Properties

Multifamily Community Name/Location	Number of Units	Date Built/Renovated(1)	Ownership Interest	Average Rent(2)	% Occupied (3)
ARIUM at Palmer Ranch, Sarasota, FL	320	2016	95.0%	$1,085	97%
ARIUM Grandewood, Orlando, FL	306	2005	95.0%	1,200	96%
ARIUM Gulfshore, Naples, FL	368	2016	95.0%	1,071	99%
ARIUM Palms, Orlando, FL	252	2008	95.0%	1,181	90%
Ashton Reserve, Charlotte, NC	473	2015	100.0%	1,026	92%
Enders Place at Baldwin Park, Orlando, FL	220	2003	89.5%	1,609	98%
EOS, Orlando, FL (4)	296	2015	—	1,211	61%
Fox Hill, Austin, TX	288	2010	94.6%	1,148	98%
Lansbrook Village, Palm Harbor, FL	609	2004	90.0%	1,200	92%
MDA Apartment, Chicago, IL	190	2006	35.3%	2,263	97%
Park & Kingston, Charlotte, NC	168	2015	96.4%	1,153	96%
Sorrel, Frisco, TX (5)	352	2015	95.0%	1,288	85%
Sovereign, Fort Worth, TX	322	2015	95.0%	1,240	93%
Springhouse at Newport News, Newport News, VA	432	1985	75.0%	839	94%
The Preserve at Henderson Beach, Destin, FL	340	2009	100.0%	1,252	91%
Village Green of Ann Arbor, Ann Arbor, MI	520	2013	48.6%	1,173	95%
Whetstone, Durham, NC (4)	204	2015	—	1,325	80%
Total/Average	5,660			$1,189	95%

(1) Represents date of last significant renovation or year built if there were no renovations.

(2) Represents the average effective monthly rent per occupied unit for all occupied units for the three months ended March 31, 2016. The average rent for Whetstone, Sorrel and EOS, which are still in lease-up, is pro forma based on underwriting. Total concessions for the three months ended March 31, 2016 amounted to approximately $430,000.

(3) Percent occupied is calculated as (i) the number of units occupied as of March 31, 2016, divided by (ii) total number of units, expressed as a percentage, excluding Whetstone, Sorrel and EOS, which are still in lease-up.

(4) Whetstone and EOS are currently preferred equity investments providing a stated investment return and both properties are in lease-up and actual average rents were $1,268 and $1,107, respectively, net of upfront lease-up concessions.

(5) Sorrel is in lease-up and actual average rents were $1,206, net of upfront lease-up concessions.

Depreciation expense was $5.1 million and $2.3 million for the three months ended March 31, 2016 and 2015, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. In-place leases are amortized over the remaining term of the in-place leases, which is approximately six months. Amortization expense related to the in-place leases was $2.4 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively.

Development Properties

Multifamily Community Name/Location	Planned Number of Units	Anticipated Initial Occupancy	Anticipated Final Units to be Delivered	Pro Forma Average Rent (1)
Alexan CityCentre, Houston, TX	340	2Q 2017	4Q 2017	$2,144
Alexan Southside Place, Houston, TX	269	4Q 2017	2Q 2018	$2,019
Cheshire Bridge, Atlanta, GA	285	1Q 2017	3Q 2017	$1,559
Domain, Garland, TX	301	4Q 2017	3Q 2018	$1,425
Flagler Village, Ft. Lauderdale, FL	326	2Q 2019	2Q 2020	$2,483
Lake Boone Trail, Raleigh, NC	245	1Q 2018	3Q 2018	$1,402
West Morehead, Charlotte, NC	283	1Q 2018	4Q 2018	$1,601
Total/Average	2,049			$1,832

(1) Represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization.

Note 5 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity during the three months ended March 31, 2016:

Acquisition of Summer Wind and Citation Club Apartments

On January 5, 2016, the Company, through subsidiaries of its Operating Partnership, completed investments of approximately $15.9 million and approximately $13.6 million in a multi-tiered joint venture along with an affiliate of Carroll Organization, to acquire (i) a 368-unit apartment community located in Naples, Florida to be known as ARIUM Gulfshore, formerly known as the Summer Wind Apartments (“ARIUM Gulfshore”) and (ii) a 320-unit apartment community located in Sarasota, Florida to be known as ARIUM at Palmer Ranch, formerly known as Citation Club Apartments (“ARIUM at Palmer Ranch”), respectively. The Company’s indirect ownership interest in the joint venture that owns ARIUM Gulfshore and ARIUM at Palmer Ranch is 95.0%. ARIUM Gulfshore’s purchase price of approximately $47.0 million was funded, in part, with a $32.6 million senior mortgage loan secured by ARIUM Gulfshore property and improvements. ARIUM at Palmer Ranch’s purchase price of approximately $39.3 million was funded, in part, with a $26.9 million senior mortgage loan secured by the ARIUM at Palmer Ranch property and improvements.

Acquisition of The Preserve at Henderson Beach

On March 15, 2016, the Company, through subsidiaries of its Operating Partnership, completed an investment of approximately $17.2 million to acquire in fee simple a 340-unit apartment community located in Destin, Florida, known as Alexan Henderson Beach to be rebranded as The Preserve at Henderson Beach (“Henderson Beach”).  The purchase price for Henderson Beach was approximately $53.7 million and included the assumption of the current first priority loan secured by Henderson Beach, which had a principal balance as of the closing date of approximately $37.5 million.

Preliminary Purchase Price Allocations

The acquisitions of ARIUM Gulfshore, ARIUM at Palmer Ranch and The Preserve at Henderson Beach have been accounted for as business combinations. The purchase prices were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition. The preliminary measurements of fair value reflected below are subject to change. The Company expects to finalize the purchase price allocations as soon as practical, but no later than one year from each property’s respective acquisition date.

The following table summarizes the assets acquired and liabilities assumed at the acquisition date. The amounts listed below reflect provisional amounts that will be updated as information becomes available (amounts in thousands):

Preliminary Purchase Price Allocation
Land	$21,900
Building	110,637
Building improvements	769
Land improvements	2,875
Furniture and fixtures	2,479
In-place leases	2,868
Total assets acquired	$141,528
Mortgages assumed	$37,476
Fair value adjustments	1,578
Total liabilities acquired	$39,054

In connection with the acquisition of The Preserve at Henderson Beach, the Company assumed mortgage debt with a fair value of approximately $39.1 million.

The pro-forma information presented below represents the change in consolidated revenue and earnings as if the Company's significant acquisitions of Park & Kingston, Fox Hill, Ashton Reserve, ARIUM Palms, Sorrel, Sovereign, ARIUM Gulfshore, ARIUM at Palmer Ranch and The Preserve at Henderson Beach (collectively, the "Recent Acquisitions"), had occurred on January 1, 2015 (amounts in thousands, except per share amounts).

	Three Months Ended March 31,			Three Months Ended March 31,
	2016			2015
	As Reported	Pro-Forma Adjustments	Pro-Forma	As Reported	Pro-Forma Adjustments	Pro-Forma
Revenues	$16,634	$1,044	$17,678	$9,036	$7,926	$16,962
Net (loss) income	$(2,625)	$(184)	$(2,809)	$9,347	$(3,164)	$6,183
Net (loss) income attributable to common stockholders	$(4,135)	$(182)	$(4,317)	$3,313	$(3,027)	$286

(Loss) earnings per share, basic and diluted (1)	$(0.20)		$(0.21)	$0.26		$0.02

(1) Pro-forma (loss) earnings per share, both basic and diluted, are calculated based on the net (loss) income attributable to BRG.

Aggregate property level revenues and net loss for the Recent Acquisitions, since the properties’ respective acquisition dates, that are reflected in the Company’s consolidated statement of operations for the three months ended March 31, 2016 amounted to $8.3 million and $3.2 million, respectively.

Note 6 – Investments in Unconsolidated Real Estate Joint Ventures

Following is a summary of the Company’s ownership interests in the investments reported under the equity method of accounting. The carrying amount of the Company’s investments in unconsolidated real estate joint ventures as of March 31, 2016 and December 31, 2015 is summarized in the table below (amounts in thousands):

Property	March 31, 2016	December 31, 2015
Alexan CityCentre	$6,505	$6,505
Alexan Southside Place	17,322	17,322
Cheshire Bridge	16,360	16,360
Domain	3,733	3,806
EOS	3,629	3,629
Flagler Village	8,189	5,451
Lake Boone Trail	9,919	9,919
West Morehead	3,493	—
Whetstone	12,932	12,231
Total	$82,082	$75,223

As of March 31, 2016, the Company had outstanding preferred equity investments in nine multi-tiered joint ventures, each of which were created to develop a multifamily property. In each case, a wholly-owned subsidiary of the Operating Partnership made a preferred investment in a joint venture, except Flagler Village, which is a common interest. The common interests in these joint ventures, as well as preferred interests in some cases, are owned by affiliates of the Manager. In each case, the Company’s investment in the joint venture generates a preferred return of 15% on its outstanding capital contributions and the Company is not allocated any of the income or loss in the joint ventures. The joint venture then becomes the controlling member in an entity whose purpose is to develop a multifamily property. Each joint venture is required to redeem the Company’s preferred membership interests plus any accrued but unpaid preferred return on the earlier of the date which is six months following the maturity of the related development’s construction loan, or any earlier acceleration or due date. Additionally, the Company has the right, in its sole discretion, to convert its preferred membership interest in each joint venture into a common membership interest for a period of six months from the date upon which 70% of the units in the related development have been leased.

The following provides additional information regarding the Company’s preferred equity investments as of March 31, 2016:

The equity in income of the Company’s unconsolidated real estate joint ventures for the three months ended March 31, 2016 and 2015 is summarized below (amounts in thousands):

	Three Months Ended March 31,
Property	2016	2015
Alexan CityCentre	$243	$241
Alexan Southside Place	648	261
Cheshire Bridge	612	—
Domain	138	—
EOS	136	134
Flagler Village	(2)	—
Lake Boone Trail	371	—
Villas at Oak Crest	—	105
West Morehead	164	—
Whetstone	458	—
Other	—	(11)
Equity in income of unconsolidated real estate joint ventures	$2,768	$730

Summary combined financial information for the Company’s investments in unconsolidated real estate joint ventures as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015, is as follows:

	March 31, 2016	December 31, 2015
Balance Sheets:
Real estate, net of depreciation	$158,373	$132,265
Other assets	19,874	24,737
Total assets	$178,247	$157,002

Mortgages payable	$70,990	$55,066
Other liabilities	5,772	5,018
Total liabilities	$76,762	$60,084
Members’ equity	101,485	96,918
Total liabilities and members’ equity	$178,247	$157,002

	Three Months Ended March 31,
	2016	2015
Operating Statement:
Rental revenues	$1,146	$683
Operating expenses	(729)	(280)
Income before debt service, acquisition costs, and depreciation and amortization	417	403
Interest expense, net	(323)	(181)
Depreciation and amortization	(759)	(212)
Operating (loss) income	(665)	10
Gain on sale	—	29,197
Net (loss) income	$(665)	$29,207

Acquisition of Alexan Southside Place (formerly referred to as Alexan Blaire House) Interests

On January 12, 2015, through BRG Southside, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Bluerock Special Opportunity + Income Fund II, LLC, (“Fund II”) and Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”), which are affiliates of the Manager, and an affiliate of Trammell Crow Residential, to develop an approximately 269-unit Class A apartment community located in Houston, Texas, to be known as Alexan Southside Place. Alexan Southside Place will be developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC, as tenant under an 85-year ground lease. The Company has made a capital commitment of $17.3 million to acquire 100% of the preferred equity interests in BRG Southside, LLC, all of which has been funded as of March 31, 2016.

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

Acquisition of Whetstone Interests

On May 20, 2015, through BRG Whetstone Durham, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of TriBridge Residential, LLC, to acquire a 204-unit Class A apartment community located in Durham, North Carolina, to be known as Whetstone Apartments. The Company has made a capital commitment of $12.2 million to acquire 100% of the preferred equity interests in BRG Whetstone Durham, LLC, all of which has been funded as of March 31, 2016. The acquisition of Whetstone Apartments was partially funded by a bridge loan of approximately $25.2 million secured by the Whetstone Apartment property. The loan matures May 18, 2016 and bears interest on a floating basis based on LIBOR plus 2.0%. The loan can be prepaid without penalty. The Company provided certain standard scope non-recourse carveout guaranties in conjunction with the loan. The Whetstone bridge loan is in the process of being extended on a short-term basis in order to facilitate the placing of permanent financing upon stabilization.

Acquisition of Cheshire Bridge Interests

On May 29, 2015, through BRG Cheshire, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of Catalyst Development Partners II, to develop a 285-unit Class A apartment community located in Atlanta, Georgia, to be known as Cheshire Bridge Apartments. The Company has made a capital commitment of $16.4 million to acquire 100% of the preferred equity interests in BRG Cheshire, LLC, all of which has been funded as of March 31, 2016.

Cheshire Bridge Construction Financing

On December 16, 2015, the Company, through CB Owner, LLC, an indirect subsidiary, entered into a $38.1 million construction loan with The PrivateBank and Trust Company which is secured by the fee simple interest in the Cheshire property. The loan matures on December 16, 2018, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.50%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty year amortization. The loan can be prepaid without penalty.

Acquisition of Domain Phase 1 Interest

On November 20, 2015, through a wholly-owned subsidiary of the Operating Partnership, BRG Domain Phase 1, LLC, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of ArchCo Residential, to develop an approximately 301-unit, class A, apartment community located in Garland, Texas. The property will be developed upon a tract of approximately 10 acres of land. The Company has made a capital commitment of $18.6 million to acquire 100% of the preferred equity interests in BR Member Domain Phase I, LLC, of which $3.7 million has been funded at March 31, 2016.

Acquisition of Flagler Village Interest

On December 18, 2015, through a wholly-owned subsidiary of the Operating Partnership, BRG Flagler Village, LLC, the Company made an investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of ArchCo Residential, to develop an approximately 326-unit, class A, apartment community located in Ft. Lauderdale, Florida. The Company has made a capital commitment of $41.5 million to acquire interests in BR Flagler Village, LLC, of which $8.2 million has been funded at March 31, 2016.

Acquisition of Lake Boone Trail

On December 18, 2015, through a wholly-owned subsidiary of the Operating Partnership, BRG Lake Boone, LLC, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of Tribridge Residential, LLC, to develop an approximately 245-unit, class A, apartment community located in Raleigh, North Carolina. The Company has made a capital commitment of $16.8 million to acquire 100% of the preferred equity interests in BR Lake Boone, LLC, of which $9.9 million has been funded at March 31, 2016.

Acquisition of West Morehead interest

On January 6, 2016, through a wholly-owned subsidiary of the Operating Partnership, BRG Morehead NC, LLC, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of ArchCo Residential, to develop an approximately 283-unit Class A apartment community located in Charlotte, North Carolina to be known as West Morehead.  The Company has made a capital commitment of approximately $19 million to acquire 100% of the preferred equity interests in BR Morehead JV Member, LLC, of which $3.5 million has been funded at March 31, 2016.

Note 7 – Mortgages Payable

The following table summarizes certain information as of March 31, 2016 and December 31, 2015, with respect to the Company’s indebtedness (amounts in thousands):

	Outstanding Principal		As of March 31, 2016
Property	March 31, 2016	December 31, 2015	Interest Rate	Fixed/ Floating		Maturity Date
ARIUM at Palmer Ranch	$26,925	$—	2.61%	Floating	(1)	February 1, 2023
ARIUM Grandewood	29,444	29,444	2.11%	Floating	(2)	December 1, 2024
ARIUM Gulfshore	32,626	—	2.61%	Floating	(3)	February 1, 2023
ARIUM Palms	24,999	24,999	2.66%	Floating	(4)	September 1, 2022
Ashton Reserve I	31,900	31,900	4.67%	Fixed		December 1, 2025
Ashton Reserve II	15,270	15,270	3.06%	Floating	(5)	January 1, 2026
Enders Place at Baldwin Park(6)	25,050	25,155	4.30%	Fixed		November 1, 2022
Fox Hill	26,705	26,705	3.57%	Fixed		April 1, 2022
Lansbrook Village	43,628	43,628	4.42%	Blended	(7)	March 31, 2018
MDA Apartments	37,515	37,600	5.35%	Fixed		January 1, 2023
Park & Kingston	15,250	15,250	3.21%	Fixed		April 1, 2020
Sorrel	38,684	38,684	2.73%	Floating	(8)	May 1, 2023
Sovereign	28,880	28,880	3.46%	Fixed		November 10, 2022
Springhouse at Newport News	22,087	22,176	5.66%	Fixed		January 1, 2020
The Preserve at Henderson Beach	37,476	—	4.65%	Fixed		January 5, 2023
Village Green of Ann Arbor	42,132	42,326	3.92%	Fixed		October 1, 2022
Total	478,571	382,017
Fair value adjustments	3,106	1,620
Subtotal	481,677	383,637
Deferred financing costs, net	(4,969)	(3,535)
Total	$476,708	$380,102

(1) ARIUM at Palmer Ranch loan bears interest at a floating rate of 2.17% plus one-month LIBOR. At March 31, 2016, the interest rate was 2.61%.

(2) ARIUM Grandewood Loan bears interest at a floating rate of 1.67% plus one month LIBOR. At March 31, 2016, the interest rate was 2.11%.

(3) ARIUM Gulfshore loan bears interest at a floating rate of 2.17% plus one month LIBOR. At March 31, 2016, the interest rate was 2.61%.

(4) ARIUM Palms loan bears interest at a floating rate of 2.22% plus one month LIBOR. At March 31, 2016, the interest rate was 2.66%.

(5) Ashton Reserve II loan bears interest at a floating rate of 2.62% plus one-month LIBOR. At March 31, 2016, the interest rate was 3.06%.

(6) The principal includes a $17.1 million loan at a 3.97% interest rate and an $8.0 million supplemental loan at a 5.01% interest rate.

(7) The principal balance includes the initial advance of $42.0 million at a fixed rate of 4.45% and an additional advance of $1.6 million that bears interest at a floating rate of three month LIBOR plus 3.00%, as of March 31, 2016, the additional advance had an interest rate of 3.63%.

(8) Sorrel loan bears interest at a floating rate of 2.29% plus one-month LIBOR. At March 31, 2016, the interest rate was 2.73%.

Deferred financing costs

Costs incurred in obtaining long-term financing, included in Mortgages Payable in the accompanying Consolidated Balance Sheets, are amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related debt agreements, as applicable.

ARIUM Gulfshore Mortgage Payable

On January 5, 2016, the Company, through an indirect subsidiary (the “ARIUM Gulfshore Borrower”), entered into an approximately $32.6 million loan with Jones Long LaSalle Multifamily, LLC, on behalf of Freddie Mac, which is secured by ARIUM Gulfshore. The loan matures February 1, 2023 and bears interest on a floating basis based on LIBOR plus 2.17%, with interest only payments until maturity. After January 5, 2017 the loan may be prepaid with a 1% prepayment fee through October 31, 2022, and thereafter at par. The loan is nonrecourse to the Company and the ARIUM Gulfshore Borrower with recourse carve-outs for certain deeds, acts or failures to act on the part of the Company and the ARIUM Gulfshore Borrower, or any of its officers, members, managers or employees.

ARIUM at Palmer Ranch Mortgage Payable

On January 5, 2016, the Company, through an indirect subsidiary (the “ARIUM at Palmer Ranch Borrower”), entered into an approximately $26.9 million loan with Jones Long LaSalle Multifamily, LLC, on behalf of Freddie Mac, which is secured by ARIUM at Palmer Ranch. The loan matures February 1, 2023 and bears interest on a floating basis based on LIBOR plus 2.17%, with interest only payments until maturity. After January 5, 2017 the loan may be prepaid with a 1% prepayment fee through October 31, 2022, and thereafter at par. The loan is nonrecourse to the Company and the ARIUM at Palmer Ranch Borrower with recourse carve-outs for certain deeds, acts or failures to act on the part of the Company and the ARIUM at Palmer Ranch Borrower, or any of its officers, members, managers or employees.

The Preserve at Henderson Beach Mortgage Payable

On March 15, 2016, the Company, through an indirect subsidiary (the “Henderson Beach Borrower”), assumed an approximately $37.5 million loan with Western-Southern Life Assurance Company, which is secured by Henderson Beach. The loan matures January 5, 2023 and bears interest at a fixed rate of 4.65%, with fixed monthly payments based on 30-year amortization. The loan may be prepaid with the greater of 1% prepayment fee or yield maintenance. The loan is nonrecourse to the Company and the Henderson Beach Borrower with recourse carve-outs for certain deeds, acts or failures to act on the part of the Company and the Henderson Beach Borrower, or any of its officers, members, managers or employees.

As of March 31, 2016, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2016 (April 1-December 31)	$2,631
2017	4,141
2018	46,473
2019	5,046
2020	41,895
Thereafter	378,385
$478,571
Add: Unamortized fair value debt adjustment	3,106
Subtract: Deferred financing costs, net	(4,969)
Total	$476,708

The net book value of real estate assets providing collateral for these above borrowings were $665.8 million and $530.6 million at March 31, 2016 and December 31, 2015, respectively.

Note 8 – Fair Value of Financial Instruments

As of March 31, 2015 and December 31, 2015, the Company believes the carrying value of cash and cash equivalents, accounts receivable, due to and from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities.  As of March 31, 2016 and December 31, 2015, the approximate fair value of mortgages payable were $492.8 million and $387.1 million, respectively, compared to the carrying value, before adjustments for deferred financing costs, net, of $481.7 million and $383.6 million, respectively.  The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs, as defined in ASC Topic 820, “Fair Value Measurement”) for similar types of borrowing arrangements.

Note 9 – Related Party Transactions

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

Substantially concurrently with the completion of the IPO, the Company completed a series of related contribution transactions pursuant to which it acquired indirect equity interests in four apartment properties, and a 100% fee simple interest in a fifth apartment property for an aggregate asset value of $152.3 million (inclusive of the Villas at Oak Crest, which was accounted for under the equity method, and Springhouse, in which the Company already owned an interest and which had been reported as consolidated for the periods presented). As holders of shares of the Company’s Class A common stock issued in the contribution transactions in connection with the IPO, Fund II and Fund III and their respective managers have certain registration rights covering the resale of their shares of Class A common stock. In addition, BR-NPT Springing Entity, LLC (“NPT”) and Bluerock Property Management, LLC, the property manager of North Park Towers (“BPM”), as holders of OP Units issued in the contribution transactions, and the Manager and the former advisor, as holders of LTIP Units, have certain registration rights covering the resale of shares of the Class A common stock issued or issuable, at the Company’s option, in exchange for OP Units, including OP Units into which LTIP Units may be converted. Fund II, Fund III and their respective managers have agreed not to require the Company to file a registration statement with respect to the resale of their shares of Class A common stock until January 4, 2016. In addition, NPT and BPM, and the Manager and the Former Advisor, agreed not to require the Company to file a registration statement with respect to the resale of their shares of the Class A common stock issued or issuable, at the Company’s option, in exchange for OP Units, including OP Units into which LTIP Units may be converted, until January 4, 2016.

The Company entered into a management agreement (the “Management Agreement”), with the Manager, on April 2, 2014. The terms and conditions of the Management Agreement, which became effective as of April 2, 2014, are described below.

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

The Company pays the Manager a base management fee in an amount equal to the sum of: (A) 0.25% of the Company’s stockholders’ existing and contributed equity prior to the IPO and in connection with our contribution transactions, per annum, calculated quarterly based on the Company’s stockholders’ existing and contributed equity for the most recently completed calendar quarter and payable in quarterly installments in arrears, and (B) 1.5% of the equity per annum of the Company’s stockholders who purchase shares of the Company’s stock, calculated quarterly based on their equity for the most recently completed calendar quarter and payable in quarterly installments in arrears. The base management fee is payable independent of the performance of the Company’s investments. The Company amended the Management Agreement to provide that the base management fee can be payable in cash or LTIP Units, at the election of the Board. The number of LTIP Units issued for the base management fee or incentive fee will be based on the fees earned divided by the 5-day trailing average Class A common stock price prior to issuance. The base management fee expense for the Manager was $0.5 million and $3.3 million for the three months ended March 31, 2015 and year ended December 31, 2015, respectively. Base management fees of $0.7 million were expensed during the three months ended June 30, 2015, which were paid through the issuance of 59,077 LTIP Units on August 13, 2015. Base management fees of $0.9 million were expensed during the three months ended September 30, 2015, which were paid through the issuance of 77,497 LTIP Units on November 18, 2015. Base management fees of $1.1 million were expensed during the three months ended December 31, 2015, which were paid through the issuance of 115,304 LTIP Units on February 29, 2016. Base management fees of $1.2 million were expensed during the three months ended March 31, 2016, which will be paid through the issuance of approximately 111,620 LTIP Units assuming the $10.88 common stock price at March 31, 2016.

The Company also pays the Manager an incentive fee with respect to each calendar quarter in arrears. The incentive fee is equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) the Company’s adjusted funds from operations (“AFFO”), for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in the IPO and in future offerings and transactions, multiplied by the weighted average number of all shares of the Company’s Class A common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of Class A common stock, LTIP Units, and other shares of common stock underlying awards granted under the Incentive Plans and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to the IPO or in the contribution transactions, and (B) 8%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless AFFO is greater than zero for the four most recently completed calendar quarters, or the number of completed calendar quarters since the closing date of the IPO, whichever is less. For purposes of calculating the incentive fee during the first 12 months after completion of the IPO, AFFO will be determined by annualizing the applicable period following completion of the IPO. One half of each quarterly installment of the incentive fee will be payable in LTIP Units, calculated pursuant to the formula above. The remainder of the incentive fee will be payable in cash or in LTIP Units, at the election of the Board, in each case calculated pursuant to the formula above. Incentive fees of $0.15 million were expensed during the three months ended December 31, 2014, which resulted in the issuance of 10,896 LTIP Units on February 18, 2015. Incentive fees to the Manager of $0.9 million were expensed during the three months ended March 31, 2015, which resulted in the issuance of 67,837 LTIP Units on May 14, 2015. No incentive fees to the Manager were earned or expensed during the nine months ended December 31, 2015. No incentive fees were earned or expensed during the three months ended March 31, 2016.

Management fee expense of $0.1 million and $0.4 million was recorded as part of general and administrative expenses for the three months ended March 31, 2016 and 2015, respectively, and $0.9 million was recorded for the year ended December 31, 2015 related to the 179,562 LTIP Units granted in connection with the IPO. The expense recognized during 2016 and 2015 was based on a price of $10.88 and $11.85 per LTIP Unit, which represents the closing share price for the Company’s Class A common stock on March 31, 2016 and December 31, 2015, respectively. These LTIP Units vest over a three year period that began in April 2014, and 59,854 LTIP Units vested on April 30, 2015.

On July 2, 2015, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the Company’s external manager, BRG Manager, LLC. The equity grant consisted of 283,390 LTIP Units. The LTIP Units will vest ratably over a three year period that began in July 2015, subject to certain terms and conditions. The LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock. The LTIP Units provide for the payment of distribution equivalents at the same time distributions are paid to holders of the Company’s Class A common stock. LTIP expense of $0.4 million for the three months ended March 31, 2016 and $1.0 million was recorded as part of general and administrative expenses for the year ended December 31, 2015, respectively, related to these LTIP Units. The expense recognized during 2016 and 2015 was based on a price of $10.88 and $11.85 per LTIP Unit, respectively, which represents the closing share price for the Company’s Class A common stock on March 31, 2016 and December 31, 2015, respectively.

The Company is also required to reimburse the Manager for certain expenses and pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The Manager waived all reimbursements through the six months ended June 30, 2015. Reimbursements of $0.3 million were expensed during the six months ended December 31, 2015 and are recorded as part of general and administrative expenses. Reimbursements of $0.1 million were expensed during the three months ended March 31, 2016 and are recorded as part of general and administrative expenses.

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

Pursuant to the terms of the Management Agreement, summarized below are the related party amounts payable to our Manager, as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Amounts Payable to the Manager under the Management Agreement
Base management fee	$1,214	$1,133
Operating expense reimbursements and direct expense reimbursements	148	218
Total amounts payable to Manager	$1,362	$1,351

As of March 31, 2016 and December 31, 2015, the Company had no amounts and $0.1 million, respectively, in payables due to related parties other than the Manager.

As of March 31, 2016 and December 31, 2015, the Company had $0.9 million and $0.9 million, respectively, in receivables due from related parties other than the Manager.

Bluerock Property Management, LLC

The Company incurred $0.05 million in property management fees to Bluerock Property Management, LLC, an affiliate of Bluerock, on behalf of the North Park Towers property during the three months ended March 31, 2015. No property management fees were payable in 2016 due to the sale of North Park Towers in October 2015.

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

The following table reconciles the components of basic and diluted net (loss) income per common share (amounts in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2016	2015
Net (loss) income from operations attributable to common stockholders	$(4,135)	$3,313
Dividends on restricted stock expected to vest	(3)	(2)
Basic net (loss) income from operations attributable to common stockholders	$(4,138)	$3,311

Weighted average common shares outstanding(1)	20,521,596	12,547,895

Potential dilutive shares(2)	—	—
Weighted average common shares outstanding and potential dilutive shares(1)	20,521,596	12,547,895

(Loss) income per common share, basic	$(0.20)	$0.26
(Loss) income per common share, diluted	$(0.20)	$0.26

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

(1)	For 2016, amounts relate to shares of the Company’s Class A, B-3 common stock and LTIP Units outstanding. For 2015, amounts relate to shares of Class A, B-1, B-2 and B-3 common stock and LTIP Units outstanding.

(2)	Excludes 13,378 shares of common stock, for the three months ended March 31, 2016 and 3,956 shares of common stock, for the three months ended March 31, 2015, related to non-vested restricted stock, as the effect would be anti-dilutive.

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

On January 23, 2014, the Company's stockholders approved the second articles of amendment and restatement to the Company’s charter (the “Second Charter Amendment”), which provided, among other things, for the designation of a new share class of Class A common stock, and for the change of each existing outstanding share of the Company’s common stock into:

•	1/3 of a share of Class B-1 common stock; plus

•	1/3 of a share of Class B-2 common stock; plus

•	1/3 of a share of Class B-3 common stock.

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

The Company refers to Class B-1 common stock, Class B-2 common stock and Class B-3 common stock collectively as “Class B” common stock. The Company listed its Class A common stock on the NYSE MKT on March 28, 2014. The Class B common stock is identical to the Class A common stock, except that (i) the Company does not intend to list the Class B common stock on a national securities exchange, and (ii) shares of the Class B common stock convert automatically into shares of Class A common stock at specified times, as follows:

•	March 23, 2015, in the case of the Class B-1 common stock;

•	September 19, 2015, in the case of the Class B-2 common stock; and

•	March 17, 2016, in the case of the Class B-3 common stock.

On March 23, 2015, 353,630 shares of Class B-1 common stock converted into Class A common stock in accordance with the above, and no Class B-1 common stock remains outstanding. On September 19, 2015, 353,630 shares of Class B-2 common stock converted into Class A common stock in accordance with the above, and no Class B-2 common stock remains outstanding. On March 17, 2016, 353,629 shares of Class B-3 common stock converted into Class A common stock in accordance with the above, and no Class B-3 common stock remains outstanding.

Follow-On Equity Offerings

On January 20, 2015, the Company completed the January 2015 Follow-On Offering of 4,600,000 shares of its Class A common stock, par value $0.01 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC pursuant to the December 2014 Shelf Registration Statement. The public offering price of $12.50 per share was announced on January 14, 2015. Net proceeds of the January 2015 Follow-On Offering were approximately $53.7 million after deducting underwriting discounts and commissions and estimated offering expenses.

On May 22, 2015, the Company completed the May 2015 Follow-On Offering of 6,348,000 shares of Class A common stock, par value $0.01 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC pursuant to the December 2014 Shelf Registration Statement. The public offering price of $13.00 per share was announced on May 19, 2015. Net proceeds of the May 2015 Follow-On Offering were approximately $77.6 million after deducting underwriting discounts and commissions and offering costs.

October 2015 offering of 8.250% Series A Cumulative Redeemable Preferred Stock

On October 21, 2015, the Company completed an underwritten offering of 2,875,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share (the “Series A Preferred Stock”), inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters (the “October 2015 Preferred Stock Offering”). The shares were registered with the SEC pursuant to the December 2014 Shelf Registration Statement. The public offering price of $25.00 per share was announced on October 16, 2015. Net proceeds of the October 2015 Preferred Stock Offering were approximately $69.2 million after deducting underwriting discounts and commissions and estimated offering costs.

The Series A Preferred Stock ranks senior to common stock and on parity with the Series B Preferred Stock. The Series A Preferred Stock is entitled to priority cumulative dividends to be paid quarterly, in arrears, when, as and if authorized by the board of directors. Commencing October 21, 2022, the annual dividend rate will increase by 2.0% annually, if not redeemed by the holder or not previously redeemed by the Company. Holders may, at their option, elect to have the Company redeem their shares at a redemption price of $25.00 per share, plus an amount equal to accrued but unpaid dividends, payable by the Company at its option in cash or shares of Class A common stock. The Company may not redeem the Series A Preferred Stock before October 21, 2020, except in limited circumstances related to its qualification as a REIT, complying with an asset coverage ratio or upon a change in control. After October 21, 2020, the Company can redeem for a redemption price of $25.00 per share plus any accrued and unpaid dividends.

At the date of issuance, the carrying amount of the Series A Preferred Stock was less than the redemption value. As a result of the Company’s determination that redemption is probable, the carrying value will be increased by periodic accretions so that the carrying value will equal the redemption amount at the earliest redemption date. Such accretion is recorded as a preferred stock dividend on the Statement of Stockholders’ Equity.

Termination of Original Series B Preferred Stock Offering, Reclassification of Original Series B Preferred Stock, and Filing of New Prospectus Supplement for Offering of Reclassified Series B Preferred Stock

On December 17, 2015, the Company filed a prospectus supplement to the December 2014 Shelf Registration Statement offering a maximum of 150,000 Units (the “Original Units”) consisting of 150,000 shares of Series B redeemable preferred stock (the “Original Series B Preferred Stock”) and warrants (the “Original Warrants”) to purchase 3,000,000 shares of Class A common stock (liquidation preference $1,000 per share of Original Series B Preferred Stock). As of December 31, 2015, no Original Units had been sold.

On February 22, 2016, the Company’s board of directors authorized the termination of the offering of the Original Series B Preferred Stock in order to revise certain terms thereof, and the reclassification of the Original Series B Preferred Stock. On February 23, 2016, the Company terminated the offering of the Original Series B Preferred Stock, and on February 24, 2016, the Company filed a new prospectus supplement to the December 2014 Shelf Registration Statement offering a maximum of 150,000 Units (the “Units”) consisting of 150,000 shares of the reclassified Series B redeemable preferred stock (the “Series B Preferred Stock”) and warrants (the “Warrants”) to purchase 3,000,000 shares of Class A common stock (liquidation preference $1,000 per share of Series B Preferred Stock) (the “Series B Preferred Offering”).

The Series B Preferred Stock ranks senior to common stock and on parity with the Series A Preferred Stock. The Series B Preferred Stock is entitled to priority cumulative dividends to be paid monthly, in arrears, when, as and if authorized by the board of directors. Holders may, at their option, elect to have the Company redeem their shares through the first year from issuance subject to a 13% redemption fee. After year one, the redemption fee decreases to 10%, after year three it decreases to 5%, after year four it decrease to 3%, and after year five there is no redemption fee. Any redeemed shares are entitled to any accrued but unpaid dividends at the time of the redemption, payable by the Company at its option in cash or shares of Class A common stock. The Company may redeem the Series B Preferred Stock beginning two years from the original issuance for the liquidation preference per share plus any accrued and unpaid dividends in either cash or shares of Class A common stock, based on the volume weighted average price for the Class A common shares for the 20 trading days prior to the redemption.

At-the-Market Offering of Series A Cumulative Redeemable Preferred Stock

On March 29, 2016, the Company, its Operating Partnership and its Manager entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with FBR Capital Markets & Co. (“FBR”), and MLV & Co. LLC (“MLV”). Pursuant to the Sales Agreement, FBR and MLV will act as distribution agents with respect to the offering and sale of up to $100,000,000 in shares of Series A Preferred Stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE MKT, or on any other existing trading market for Series A Preferred Stock or through a market maker (the “ATM Offering”).

Shelf Registration Statements

On January 12, 2016, the Company filed, and on January 29, 2016, the SEC declared effective, a shelf registration statement that expires in January 2019 (the “January 2016 Shelf Registration Statement”). The securities covered by the January 2016 Shelf Registration Statement cannot exceed $1,000,000,000 in the aggregate and include common stock, preferred stock, depositary shares representing preferred stock, debt securities, warrants to purchase stock or debt securities and units. The Company may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.

On January 13, 2016, the Company filed, and on January 29, 2016, the SEC declared effective, a resale shelf registration statement that expires in January 2019 (the “Resale Registration Statement”). The Resale Registration Statement provides that selling stockholders named therein may offer for sale up to 2,262,621 shares of Class A common stock currently held or issuable in exchange for units of limited partnership in the Operating Partnership, tendered for redemption by the selling stockholders. The Company will not receive any proceeds from the sale of these securities.

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

Prior to the completion of the IPO, the Company owned, directly and indirectly, 100% of the limited partnership units in the Operating Partnership. Effective as of the completion of the IPO, limited partners other than the Company owned approximately 9.87% of the Operating Partnership (282,759 OP Units, or 4.59%, were held by OP Unit holders, and 325,578 LTIP Units, or 5.28%, were held by LTIP Unit holders.) As of March 31, 2016, limited partners other than the Company owned approximately 6.53% of the Operating Partnership (305,568 OP Units, or 1.46%, is held by OP Unit holders, and 1,061,836 LTIP Units, or 5.07%, is held by LTIP Unit holders.)

The Partnership Agreement, as amended, provides, among other things, that the Operating Partnership initially has two classes of limited partnership interests, which are units of limited partnership interest (“OP Units”), and the Operating Partnership’s long-term incentive plan units (“LTIP Units”). In calculating the percentage interests of the partners in the Operating Partnership, LTIP Units are treated as OP Units. In general, LTIP Units will receive the same per-unit distributions as the OP Units. Initially, each LTIP Unit will have a capital account balance of zero and, therefore, will not have full parity with OP Units with respect to any liquidating distributions. However, the Partnership Agreement Amendment provides that “book gain,” or economic appreciation, in the Company’s assets realized by the Operating Partnership as a result of the actual sale of all or substantially all of the Operating Partnership’s assets, or the revaluation of the Operating Partnership’s assets as provided by applicable U.S. Department of Treasury regulations, will be allocated first to the holders of LTIP Units until their capital account per unit is equal to the average capital account per-unit of the Company’s OP Unit holders in the Operating Partnership. The Company expects that the Operating Partnership will issue OP Units to limited partners, and the Company, in exchange for capital contributions of cash or property, and will issue LTIP Units pursuant to the Company’s Amended and Restated 2014 Equity Incentive Plan for Individuals and Amended and Restated 2014 Equity Incentive Plan for Entities (collectively, the “Amended 2014 Incentive Plans”), to persons who provide services to the Company, including the Company’s officers, directors and employees.

Pursuant to the Partnership Agreement, as amended, any holders of OP Units, other than the Company or its subsidiaries, will receive redemption rights which, subject to certain restrictions and limitations, will enable them to cause the Operating Partnership to redeem their OP Units in exchange for cash or, at the Company’s option, shares of the Company’s Class A common stock, on a one-for-one basis. The Company has agreed to file, not earlier than one year after the closing of the IPO, one or more registration statements registering the issuance or resale of shares of its Class A common stock issuable upon redemption of the OP Units issued upon conversion of LTIP Units, which include those issued to the Manager and the Former Advisor. Subject to certain exceptions, the Operating Partnership will pay all expenses in connection with the exercise of registration rights under the Partnership Agreement. The Resale Shelf Registration Statement covers all such OP Units and LTIP Units issued prior to January 18, 2016.

Equity Incentive Plans

Prior to the Company’s IPO on April 2, 2014, the Company’s independent directors received an automatic grant of 5,000 shares of restricted stock on the initial effective date of the continuous registered offering and received an automatic grant of 2,500 shares of restricted stock when such directors were re-elected at each annual meeting of the Company’s stockholders thereafter through the 2013 annual meeting held on August 5, 2013. The restricted stock vested 20% at the time of the grant and 20% on each anniversary thereafter over four years from the date of the grant. All shares of restricted stock granted to the independent directors receive distributions, whether vested or unvested. The value of the restricted stock granted was determined at the date of grant. Commencing with the Company’s IPO, the Company’s independent directors no longer receive automatic grants upon appointment or reelection at each annual meeting of the Company’s stockholders.

On March 24, 2015, in accordance with the Company’s 2014 Equity Incentive Plan for Individuals (the “2014 Individuals Plan”), the Board authorized and each of the Company’s independent directors received two grants of 2,500 restricted shares of the Company’s Class A common stock. The first grant of 2,500 restricted shares related to services rendered in 2014 (each, a “2014 Restricted Stock Award”), while the second grant of 2,500 restricted shares relates to services rendered or to be rendered in 2015 (each, a “2015 Restricted Stock Award”). The vesting schedule for each 2014 Restricted Stock Award was as follows: (i) 834 shares as of March 24, 2015, (ii) 833 shares on March 24, 2016, and (iii) 833 shares on March 24, 2017. The vesting schedule for each 2015 Restricted Stock Award was as follows: (i) 834 shares as of March 24, 2016, (ii) 833 shares on March 24, 2017, and (iii) 833 shares on March 24, 2018.  The stock awards were made pursuant to certain stock award agreements by and between the Company and each independent director, each dated effective as of March 24, 2015 (collectively, the “2014-2015 Stock Award Agreements”).

On February 22, 2016, the board reviewed peer REIT compensation practices for independent directors, and found that equity awards for peer REITs generally vest either on the grant date, or after one year. In order to normalize compensation practices with peer REITs, on February 22, 2016, the board approved the amendment of each of the 2014-2015 Stock Award Agreements, effective as of March 24, 2016, such that the Stock Awards that did not vest on the grant date of March 24, 2015 vested on the one-year anniversary of such grant date. As a result, (i) 1,666 shares of the 2014 Stock Award to each independent director, and (ii) all 2,500 shares of the 2015 Stock Award to each independent director, became vested and nonforfeitable on March 24, 2016. The expense for the accelerated vesting was approximately $0.1 million which was recorded in the three months ended March 31, 2016.

On May 28, 2015, the Company’s stockholders approved the amendment and restatement of the 2014 Individuals Plan (the “Amended 2014 Individuals Plan”), and the Company’s 2014 Entities Plan (the “Amended 2014 Entities Plan” and together with the Amended 2014 Individuals Plan, the “Amended 2014 Incentive Plans”). The Amended 2014 Incentive Plans allow for the issuance of up to 475,000 shares of Class A common stock. The Amended 2014 Incentive Plans provide for the grant of options to purchase shares of the Company’s common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards.

A summary of the status of the Company’s non-vested shares as of March 31, 2016 is as follows (amounts in thousands, except share amounts):

Non-Vested shares	Shares (1)	Weighted average grant-date fair value (1)
Balance at January 1, 2016	14,476	$209
Granted	7,500	78
Vested	(19,998)	(242)
Forfeited	—	—
Balance at March 31, 2016	1,978	$45

(1) The number of shares and per share amounts for the prior period have been retroactively restated to reflect the two reverse stock splits of the Class B common stock discussed above.

At March 31, 2016, there was $0.03 million of total unrecognized compensation cost related to unvested restricted stocks granted under the independent director compensation plan. The original cost is expected to be recognized over a period of 1.3 years.

Equity Incentive Plans - LTIP Grants

On July 2, 2015, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the Company’s external manager, BRG Manager, LLC. The equity grant consisted of 283,390 LTIP Units. The LTIP Units will vest ratably over a three year period that began in July 2015, subject to certain terms and conditions. The LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock. The LTIP Units provide for the payment of distribution equivalents at the same time distributions are paid to holders of the Company’s Class A common stock. LTIP expense of $0.4 million was recorded as part of general and administrative expenses for the three months ended March 31, 2016 related to these LTIP Units. The expense recognized during 2016 was based on a price of $10.88 per LTIP Unit, which represents the closing share price for the Company’s Class A common stock on March 31, 2016.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid
Class A common stock
October 7, 2015	December 25, 2015	$0.096667	January 5, 2016
January 13, 2016	January 25, 2016	$0.096666	February 5, 2016
January 13, 2016	February 25, 2016	$0.096667	March 5, 2016
January 13, 2016	March 24 2016	$0.096667	April 5, 2016
April 8, 2016	April 25, 2016	$0.096666	May 5, 2016
April 8, 2016	May 25, 2016	$0.096667	June 6, 2016
April 8, 2016	June 24, 2016	$0.096667	July 5, 2016
Class B-3 common stock
October 7, 2015	December 25, 2015	$0.096667	January 5, 2016
January 13, 2016	January 25, 2016	$0.096666	February 5, 2016
January 13, 2016	February 25, 2016	$0.096667	March 5, 2016
Series A Preferred Stock
December 14, 2015	December 24, 2015	$0.401000	January 5, 2016
March 11, 2016	March 24, 2016	$0.515625	April 5, 2016

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

Distributions declared and paid for the three months ended March 31, 2016 were as follows (amounts in thousands):

	Distributions
2016	Declared	Paid
First Quarter
Class A Common Stock	$5,604	$5,569
Class B-3 Common Stock	68	102
Series A Preferred Stock	1,482	1,153
OP Units	89	89
LTIP Units	283	270
Total first quarter 2016	$7,526	$7,183

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

On March 15, 2016, the Company, through its Operating Partnership and several affiliated unconsolidated co-borrowers that are accounted for on the equity method of accounting, entered into an approximately $14.9 million secured credit facility (“Credit Facility”) with KeyBank as lender. The proceeds of the Credit Facility may be used for payment (or reimbursement) of acquisition costs, fees and expenses of the mortgaged properties and to fund interest advances. Draws under the Credit Facility are secured by properties owned by unconsolidated real estate joint ventures in Garland, Texas, Charlotte, North Carolina and Fort Lauderdale, Florida. At the closing of the loan, an initial advance of approximately $10.4 million was made directly to the affiliated property entities and the liability was recorded by the unconsolidated entities and prior advances were repaid to the Operating Partnership. Principal amounts may be repaid at any time without penalty, and amounts repaid may not be re-borrowed. The borrowings under the Credit Facility are at a rate equal to LIBOR plus 3.75% or the base rate plus 2.75%, at the company’s option. Our Operating Partnership’s obligations with respect to the Credit Facility are guaranteed by us, pursuant to the terms of a limited recourse guaranty dated as of March 15, 2016. The outstanding credit facility balance at March 31, 2016, was $10.4 million.

Note 12 – Economic Dependency

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

Note 13 – Subsequent Events

Declaration of Dividends

Declaration Date	Payable to stockholders of record as of	Amount	Payable Date
Class A common stock
April 8, 2016	April 25, 2016	$0.096666	May 5, 2016
April 8, 2016	May 25, 2016	$0.096667	June 6, 2016
April 8, 2016	June 24, 2016	$0.096667	July 5, 2016
Series B Preferred Stock
April 15, 2016	April 25, 2016	$5.00	May 5, 2016

Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate.

Distributions Paid

The following distributions were paid to the Company's holders of Class A common stock, Series A Preferred Stock, as well as holders of OP and LTIP Units subsequent to March 31, 2016 (amounts in thousands):

Shares	Declaration Date	Record Date	Date Paid	Distributions per Share	Total Distribution
Class A Common Stock	January 13, 2016	March 25, 2016	April 5, 2016	$0.096667	$1,891
Series A Preferred Stock	March 11, 2016	March 25, 2016	April 5, 2016	$0.515625	$1,482
OP Units	January 13, 2016	March 25, 2016	April 5, 2016	$0.096667	$30
LTIP Units	January 13, 2016	March 25, 2016	April 5, 2016	$0.096667	$103

Class A Common Stock	April 8, 2016	April 25, 2016	May 5, 2016	$0.096666	$1,891
Series B Preferred Stock	April 15, 2016	April 25, 2016	May 5, 2016	$5.000000	$3
OP Units	April 8, 2016	April 25, 2016	May 5, 2016	$0.096666	$30
LTIP Units	April 8, 2016	April 25, 2016	May 5, 2016	$0.096666	$103
Total					$5,533

At-the-Market Series A Cumulative Redeemable Preferred Stock Offering

Since March 31, 2016, the Company has sold 146,460 shares of Series A Preferred Stock in the ATM Offering through April 8, 2016. On April 8, 2016, the Company delivered notice to each of FBR and MLV, pursuant to the terms of the Sales Agreement, to suspend all sales under the ATM Offering. Such sales efforts may resume in June 2016, following the restricted period related to the April 2016 Preferred Stock Offering.

April 2016 Offering of 8.250% Series A Cumulative Redeemable Preferred Stock

On April 25, 2016, the Company completed an underwritten offering of 2,300,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters (the “April 2016 Preferred Stock Offering”). The shares were registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-208956) filed with the SEC on January 12, 2016 and declared effective on January 29, 2016. The public offering price of $25.00 per share was announced on April 20, 2016. Net proceeds of the April 2016 Preferred Stock Offering were approximately $55.3 million after deducting underwriting discounts and commissions and estimated offering costs.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the factors included in this Quarterly Report on Form 10-Q, including those set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	use of proceeds of the Company’s equity offerings;

•	the competitive environment in which we operate;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	risks associated with geographic concentration of our investments;

•	decreased rental rates or increasing vacancy rates;

•	our ability to lease units in newly acquired or newly constructed apartment properties;

•	potential defaults on or non-renewal of leases by tenants;

•	creditworthiness of tenants;

•	our ability to obtain financing for and complete acquisitions under contract at the contemplated terms, or at all;

•	development and acquisition risks, including rising and unanticipated costs and failure of such acquisitions and developments to perform in accordance with projections;

•	the timing of acquisitions and dispositions;

•	the performance of our network of Bluerock partners, referred to as our Partner Network, (and each, a Partner), which are leading regional apartment owners/operators with which we invest through controlling positions in joint ventures;

•	potential natural disasters such as hurricanes, tornadoes and floods;

•	national, international, regional and local economic conditions;

•	Board determination as to timing and payment of dividends, and our ability to pay future distributions at the dividend rates we have paid historically;

•	the general level of interest rates;

•	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;

•	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;

•	lack of or insufficient amounts of insurance;

•	our ability to maintain our qualification as a REIT;

•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us or a subsidiary owned by us or acquired by us.

Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this report. All forward-looking statements are made as of the date of this report and the risk that actual results will differ materially from the expectations expressed in this report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this report, whether as a result of new information, future events, changed circumstances or any other reason. The forward-looking statements should be read in light of the risk factors set forth in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2016, and subsequent filings by us with the SEC.

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

As of March 31, 2016, our portfolio consisted of interests in twenty-four properties (seventeen operating properties and seven development properties). The twenty-four properties contain an aggregate of 7,709 units, comprised of 5,660 operating units and 2,049 units under development. As of March 31, 2016, these properties, exclusive of our development properties, and Whetstone and EOS, the lease-up properties, were approximately 95% occupied.

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

Our Recent Equity Offerings

We completed our initial firmly underwritten public offering (the “IPO”) on April 12, 2014.

In connection with the IPO, shares of our Class A common stock were listed on the NYSE MKT for trading under the symbol “BRG.” Pursuant to the second articles of amendment and restatement to our charter filed on March 26, 2014 (the “Second Charter Amendment”), each share of our common stock outstanding immediately prior to the listing was changed into one-third of a share of each of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock. Following the filing of the Second Charter Amendment, we effected a 2.264881-to-1 reverse stock split of our outstanding shares of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock, and on March 31, 2014, we effected an additional 1.0045878-to-1 reverse stock split of our outstanding shares of Class B-1 common stock, Class B-2 common stock and Class B-3 common stock.

During 2015, we continued to raise equity capital to finance our investment activities.

On January 20, 2015, we completed an underwritten shelf takedown offering (the “January 2015 Follow-On Offering”) of 4,600,000 shares of Class A common stock, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC pursuant to the December 2014 Shelf Registration Statement. Net proceeds of the January 2015 Follow-On Offering were approximately $53.7 million after deducting underwriting discounts and commissions and offering costs.

On May 22, 2015, we completed an underwritten shelf takedown offering (the “May 2015 Follow-On Offering”) of 6,348,000 shares of Class A common stock, par value $0.01 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC pursuant to the December 2014 Shelf Registration Statement. The public offering price of $13.00 per share was announced on May 19, 2015. Net proceeds of the May 2015 Follow-On Offering were approximately $77.6 million after deducting underwriting discounts and commissions and offering costs.

On October 21, 2015, we completed an underwritten shelf takedown offering (the “October 2015 Preferred Stock Offering”) of 2,875,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC pursuant to the December 2014 Shelf Registration Statement. The public offering price of $25.00 per share was announced on October 16, 2015. Net proceeds of the October 2015 Preferred Stock Offering were approximately $69.2 million after deducting underwriting discounts and commissions and estimated offering costs.

On February 24, 2016, we filed a prospectus supplement to the December 2014 Shelf Registration Statement offering a maximum of 150,000 Units (the “Units”) consisting of 150,000 shares of the reclassified Series B redeemable preferred stock (the “Series B Preferred Stock”) and warrants (the “Warrants”) to purchase 3,000,000 shares of Class A common stock (liquidation preference $1,000 per share of Series B Preferred Stock).

On March 29, 2016, we, our Operating Partnership and our Manager entered into an At Market Issuance Sales Agreement (“Sales Agreement”) with FBR Capital Markets & Co. (“FBR”), and MLV & Co. LLC (“MLV”). Pursuant to the Sales Agreement, FBR and MLV will act as distribution agents with respect to the offering and sale of up to $100,000,000 in shares of Series A Preferred Stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE MKT, or on any other existing trading market for Series A Preferred Stock or through a market maker (the “ATM Offering”).

Subsequent to quarter end, we sold 146,460 shares of Series A Preferred Stock in the ATM Offering through April 8, 2016. On April 8, 2016, we delivered notice to each of FBR and MLV, pursuant to the terms of the Sales Agreement, to suspend all sales under the ATM Offering. Such sales efforts may resume in June 2016, following the restricted period related to the April 2016 Preferred Stock Offering.

Subsequent to quarter end, on April 25, 2016, we completed an underwritten offering of 2,300,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters (the “April 2016 Preferred Stock Offering”). The shares were registered with the SEC pursuant to the January 2016 Shelf Registration Statement. The public offering price of $25.00 per share was announced on April 20, 2016. Net proceeds of the April 2016 Preferred Stock Offering were approximately $55.3 million after deducting underwriting discounts and commissions and estimated offering costs.

Our total stockholders’ equity decreased $8.2 million from $207.2 million as of December 31, 2015 to $199.0 million as of March 31, 2016. The decrease in our total stockholders’ equity is primarily attributable to our net loss of $2.6 million and dividends declared of $7.4 million, offset by equity compensation of $1.7 million during the three months ended March 31, 2016.

 Other Significant Developments

During the three months ended March 31, 2016, we made one convertible preferred investment and acquired three stabilized properties as discussed below.

Acquisition of Summer Wind and Citation Club Apartments

On January 5, 2016, we, through subsidiaries of our Operating Partnership, completed investments of approximately $15.9 million and approximately $13.6 million in a multi-tiered joint venture along with an affiliate of Carroll Organization, to acquire (i) a 368-unit apartment community located in Naples, Florida to be known as ARIUM Gulfshore, formerly known as the Summer Wind Apartments (“ARIUM Gulfshore”) and (ii) a 320-unit apartment community located in Sarasota, Florida to be known as ARIUM at Palmer Ranch, formerly known as Citation Club Apartments (“ARIUM at Palmer Ranch”), respectively. The Company’s indirect ownership interest in the joint venture that owns ARIUM Gulfshore and ARIUM at Palmer Ranch is 95.0%. ARIUM Gulfshore’s purchase price of approximately $47.0 million was funded, in part, with a $32.6 million senior mortgage loan secured by ARIUM Gulfshore property and improvements. ARIUM at Palmer Ranch’s purchase price of approximately $39.3 million was funded, in part, with a $26.9 million senior mortgage loan secured by the ARIUM at Palmer Ranch property and improvements.

Acquisition of West Morehead interest

On January 6, 2016, we, through a wholly-owned subsidiary of the Operating Partnership, BRG Morehead NC, LLC, made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of ArchCo Residential, to develop an approximately 283-unit Class A apartment community located in Charlotte, North Carolina to be known as West Morehead.  We have made a capital commitment of approximately $19 million to acquire 100% of the preferred equity interests in BR Morehead JV Member, LLC, of which $3.5 million has been funded at March 31, 2016.

Acquisition of The Preserve at Henderson Beach

 On March 15, 2016, we, through subsidiaries of our Operating Partnership, completed an investment of approximately $17.2 million to acquire in fee simple a 340-unit apartment community located in Destin, Florida, known as Alexan Henderson Beach to be rebranded as The Preserve at Henderson Beach (“Henderson Beach”).  The purchase price for Henderson Beach was approximately $53.7 million and included the assumption of the current first priority loan secured by Henderson Beach, which had a principal balance as of the closing date of approximately $37.5 million.

Results of Operations

The following is a summary of our stabilized operating real estate investments as of March 31, 2016:

Multifamily Community Name/Location	Number of Units	Date Built/Renovated	Ownership Interest	Average Rent	% Occupied

ARIUM at Palmer Ranch, Sarasota, FL	320	2016	95.0%	$1,085	97%
ARIUM Grandewood, Orlando, FL	306	2005	95.0%	1,200	96%
ARIUM Gulfshore, Naples, FL	368	2016	95.0%	1,071	99%
ARIUM Palms, Orlando, FL	252	2008	95.0%	1,181	90%
Ashton Reserve, Charlotte, NC	473	2015	100.0%	1,026	92%
Enders Place at Baldwin Park, Orlando, FL	220	2003	89.5%	1,609	98%
Fox Hill, Austin , TX	288	2010	94.6%	1,148	98%
Lansbrook Village, Palm Harbor, FL (1)	609	2004	90.0%	1,200	92%
MDA Apartment, Chicago, IL	190	2006	35.3%	2,263	97%
Park & Kingston, Charlotte, NC	168	2015	96.4%	1,153	96%
Sovereign, Fort Worth, TX	322	2015	95.0%	1,240	93%
Springhouse at Newport News, Newport News, VA	432	1985	75.0%	839	94%
The Preserve at Henderson Beach, Destin, FL	340	2009	100.0%	1,252	91%
Village Green of Ann Arbor, Ann Arbor, MI	520	2013	48.6%	1,173	95%
Total/Average	4,808			$1,189	95%

(1)  Includes an additional 36 units acquired since the original acquisition in May 2014, of which 7 units were acquired in the three months ended March 31, 2016.

The following is a summary of our development properties as of March 31, 2016:

Multifamily Community Name, Location	Number of Units	Total Estimated Construction Cost (in millions)	Cost to Date (in millions)	Estimated Construction Cost Per Unit	Initial Occupancy		Final Units to be Delivered		Pro Forma Average Rent (1)
Alexan CityCentre, Houston, TX(2)	340	$81.8	$35.7	$240,588	2	Q17	4	Q17	$2,144
Alexan Southside Place, Houston, TX	269	$48.6	$4.7	$180,669	4	Q17	2	Q18	$2,019
Cheshire Bridge, Atlanta, GA	285	$48.7	$13.3	$170,877	1	Q17	3	Q17	$1,559
Domain 1, Garland, TX	301	$47.2	$4.5	$156,811	4	Q17	3	Q18	$1,425
Flagler Village, Fort Lauderdale, FL	326	$107.8	$15.0	$330,675	2	Q19	2	Q20	$2,483
Lake Boone Trail, Raleigh, NC	245	$39.6	$8.1	$161,633	1	Q18	3	Q18	$1,402
West Morehead, Charlotte, NC	283	$57.3	$6.9	$202,473	1	Q18	4	Q18	$1,601
	2,049								$1,832

(1)	Represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization.

(2)	Due to consistently poor weather in the Houston, Texas area as well as flooding resulting from a water main break at an adjacent property, the Alexan CityCentre property has experienced development delays. The Company is currently working with its development partner and the construction lender to address those contingencies.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenue

Net rental income increased $7.3 million, or 85%, to $15.9 million for the three months ended March 31, 2016 as compared to $8.6 million for the same prior year period. This increase was primarily due to the acquisition of various interests in seven properties subsequent to March 31, 2015, Ashton Reserve, ARIUM Grandewood, Sorrel, Sovereign, Park & Kingston II, ARIUM Gulfshore, ARIUM at Palmer Ranch, and the impact of acquiring Park & Kingston and Fox Hill during the latter part of the three months ended March 31, 2015, offset by the sale of Berry Hill in January 2015.

Other property revenue increased $0.3 million, or 75%, to $0.7 million for the three months ended March 31, 2016 as compared to $0.4 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above.

Expenses

Property operating expenses increased $2.7 million, or 70%, to $6.6 million for the three months ended March 31, 2016 as compared to $3.9 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above. Property NOI margins improved to 60.4% of total revenues for the three months ended March 31, 2016 from 57.2% in the prior year quarter. Property NOI margins are computed as total revenues less property operating expenses, divided by total revenues.

 General and administrative expenses amounted to $1.3 million for the three months ended March 31, 2016 as compared to $0.9 million for the same prior year period. Excluding non-cash equity compensation expense of $0.6 million and $0.5 million for the three months ended March 31, 2016 and 2015, respectively, general and administrative expenses were $0.6 million, or 3.9% of revenues for the three months ended March 31, 2016 as compared to $0.5 million, or 5.1% of revenues, for the same prior year period.

Management fees decreased to $1.2 million for the three months ended March 31, 2016 as compared to $1.5 million for the same prior year period. Base management fees of $1.2 million and $0.5 million were expensed in the three months ended March 31, 2016 and 2015, respectively. Incentive management fees of $0.9 million were expensed in the three months ended March 31, 2015 and were paid in 67,837 LTIP Units. There was no incentive management fee expensed in the three months ended March 31, 2016. Base management fees increased primarily due to an increase in equity as a result of the Follow-On Offerings. Base management fees of $1.2 million for the quarter ended March 31, 2016 will be paid in LTIP Units in lieu of cash.

Acquisition costs increased to $1.2 million for the three months ended March 31, 2016 as compared to $0.4 million for the same prior year period. The costs were primarily due to the acquisition of ARIUM Gulfshore, ARIUM at Palmer Ranch, and The Preserve at Henderson Beach during the three months ended March 31, 2016, while the costs during the prior year quarter were primarily due to the acquisition of Park & Kingston and Fox Hill.

Depreciation and amortization expenses was $7.5 million for the three months ended March 31, 2016 as compared to $2.8 million for the same prior year period. The increase is related to the acquisition of the properties mentioned above.

Other Income and Expense

Other income and expenses amounted to an expense of $1.5 million for the three months ended March 31, 2016 as compared to other income of $9.8 million for the same prior year period. This was primarily due to an increase of $2.0 million in income from unconsolidated joint venture interests due to an additional four investments, offset by a decrease in equity in gain on sale of our unconsolidated 23Hundred@Berry Hill joint venture of $11.3 million, and an increase in interest expense, net, of $1.9 million, as the result of the increase in mortgages payable resulting from the acquisition of interests in the properties mentioned above.

Property Operations

We define “same store” properties as those that we owned and operated for the entirety of both periods being compared, except for properties that are in the construction or lease-up phases, or properties that are undergoing development or significant redevelopment. We move properties previously excluded from our same store portfolio for these reasons into the same store designation once they have stabilized or the development or redevelopment is complete and such status has been reflected fully in all quarters during the applicable periods of comparison. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property stabilized upon attainment of 90% physical occupancy, subject to loss-to-lease, bad debt and rent concessions.  For comparison of our three months ended March 31, 2016 and 2015, the same store properties included properties owned at January 1, 2015. Our same store properties for the three months ended March 31, 2016 and 2015 were Springhouse at Newport News, Enders Place at Baldwin Park, Village Green of Ann Arbor, MDA Apartments, Lansbrook Village and ARIUM Grandewood. Our non-same store properties for the same period were 23Hundred@Berry Hill, Park & Kingston, Fox Hill, Ashton Reserve, ARIUM Palms, Sovereign, Sorrel, ARIUM Gulfshore, ARIUM at Palmer Ranch, and The Preserve at Henderson Beach.

23Hundred@Berry Hill was accounted for under the equity method during the three months March 31, 2015, but is reflected in our table of net operating income as if it was consolidated. For the three months ended March 31, 2015, the components of non-same store property revenues, property expenses and net operating income represented by this property were $0.1 million, zero and $0.1 million, respectively. 23Hundred@Berry Hill financial information can be found at Note 3, "Sale of Unconsolidated Real Estate Joint Ventures." Berry Hill was sold on January 14, 2015.

The following table presents the same store and non-same store results from operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Change
	2016	2015	$	%
Property Revenues
Same Store	$8,329	$7,900	$429	5.4%
Non-Same Store	8,305	1,284	7,021	546.8%
Total property revenues	16,634	9,184	7,450	81.1%

Property Expenses
Same Store	3,093	3,143	(50)	-1.6%
Non-Same Store	3,500	735	2,765	376.2%
Total property expenses	6,593	3,878	2,715	70.0%

Same Store NOI	5,236	4,757	479	10.1%
Non-Same Store NOI	4,805	549	4,256	775.2%
Total NOI(1)	$10,041	$5,306	$4,735	89.2%

(1) See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Same store NOI for the three months ended March 31, 2016 increased by 10.1% to $5.2 million from $4.8 million for the 2015 period. There was a 5.4% increase in same store property revenues as compared to the 2015 period, primarily attributable to a 4.6% increase in average rental rates, a 46 basis point increase in average occupancy and 14 additional units at our Lansbrook Village property. Same store expenses decreased 1.6% as a result of lower utility expense from a milder winter.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during 2016 and 2015. The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

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

However, NOI should only be used as an alternative measure of our financial performance. The following table reflects same store and non-same store contributions to consolidated NOI, together with a reconciliation of NOI to net (loss) income attributable to common stockholders, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended March 31
	2016	2015
Net operating income
Same store	$5,236	$4,757
Non-same store	4,805	549
Total net operating income	10,041	5,306
Less:
Interest expense	4,141	2,305
Total property income	5,900	3,001
Less:
Noncontrolling interest pro-rata share of property income	1,015	1,041
Other (income) loss related to JV/MM entities	—	19
Pro-rata share of properties’ income	4,885	1,941
Less pro-rata share of:
Depreciation and amortization	6,470	1,911
Amortization of non-cash interest expense	83	23
Management fees	1,197	1,417
Acquisition and disposition costs	1,147	475
Corporate operating expenses	1,269	838
Preferred dividends	1,461	—
Preferred stock accretion	123	—
Add pro-rata share of:
Other income	—	17
Equity in operating earnings of unconsolidated real estate joint ventures	2,730	696
Gain on sale of joint venture interest, net of fees	—	5,323
Net (loss) income attributable to common stockholders	$(4,135)	$3,313

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements. Our primary short-term liquidity requirements relate to (a) our operating expenses and other general business needs, (b) distributions to our stockholders, (c) committed investments and capital requirements to fund development and renovations at existing properties, and (d) ongoing commitments to repay maturing short-term debt.

The Company believes the properties underlying its real estate investments are performing well. The Company had a portfolio-wide debt service coverage ratio of 2.03x and occupancy of 95%, exclusive of its development properties, at March 31, 2016. In the recent past, we have met our short-term liquidity requirements through revenues on our multifamily investments and the proceeds of our equity offerings.

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

On May 22, 2015, we completed an underwritten shelf takedown offering (the “May 2015 Follow-On Offering”) of 6,348,000 shares of Class A common stock, par value $0.01 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC pursuant to the December 2014 Shelf Registration Statement. The public offering price of $13.00 per share was announced on May 19, 2015. Net proceeds of the May 2015 Follow-On Offering were approximately $77.6 million after deducting underwriting discounts and commissions and offering costs.

On October 21, 2015, we completed an underwritten shelf takedown offering (the “October 2015 Preferred Stock Offering”) of 2,875,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC pursuant to the December 2014 Shelf Registration Statement. The public offering price of $25.00 per share was announced on October 16, 2015. Net proceeds of the October 2015 Preferred Stock Offering were approximately $69.2 million after deducting underwriting discounts and commissions and estimated offering costs.

On February 24, 2016, we filed a prospectus supplement to the December 2014 Shelf Registration Statement offering a maximum of 150,000 Units (the “Units”) consisting of 150,000 shares of the reclassified Series B redeemable preferred stock (the “Series B Preferred Stock”) and warrants (the “Warrants”) to purchase 3,000,000 shares of Class A common stock (liquidation preference $1,000 per share of Series B Preferred Stock).

On March 29, 2016, we, our Operating Partnership and our Manager entered into an At Market Issuance Sales Agreement (“Sales Agreement”) with FBR Capital Markets & Co. (“FBR”), and MLV & Co. LLC (“MLV”). Pursuant to the Sales Agreement, FBR and MLV will act as distribution agents with respect to the offering and sale of up to $100,000,000 in shares of Series A Preferred Stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE MKT, or on any other existing trading market for Series A Preferred Stock or through a market maker.

Subsequent to quarter end, we sold 146,460 shares of Series A Preferred Stock in the ATM Offering through April 8, 2016. On April 8, 2016, we delivered notice to each of FBR and MLV, pursuant to the terms of the Sales Agreement, to suspend all sales under the ATM Offering. Such sales efforts may resume in June 2016, following the restricted period related to the April 2016 Preferred Stock Offering.

Subsequent to quarter end, on April 25, 2016, we completed an underwritten offering of 2,300,000 shares of 8.250% Series A Cumulative Redeemable Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters (the “April 2016 Preferred Stock Offering”). The shares were registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-208956) filed with the SEC on January 12, 2016 and declared effective on January 29, 2016. The public offering price of $25.00 per share was announced on April 20, 2016. Net proceeds of the April 2016 Preferred Stock Offering were approximately $55.3 million after deducting underwriting discounts and commissions and estimated offering costs.

The net proceeds of our IPO and our follow-on common and preferred stock offerings (collectively the “Follow-On Offerings”), provided us with the ability to grow our asset base quickly and better service our general and administrative expenses. At the same time, the Management Agreement with our Manager provides an overall lower relative fee structure than our previous Advisory Agreement with our Former Advisor, which we believe has reduced our corporate general and administrative expenses as a percentage of our revenues.

In general, we believe our cash flows from operations, available cash balances, the use of equity offerings, including the ATM Offering, the April 2016 Preferred Stock Offering, the Series B Preferred Offering and other future financing arrangements will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months.

Our primary long-term liquidity requirements relate to (a) costs to acquire additional multifamily investments; (b) repayment of long-term debt; (c) capital expenditures; and (d) cash redemption requirements related to our Series A Preferred Stock.

We intend to finance our long-term liquidity requirements with net proceeds of additional issuances of common and preferred stock, including our Series B Preferred Stock, as well as future borrowings. Our success in meeting these requirements will therefore depend upon our ability to access capital. Our ability to access capital is dependent upon, among other things, general market conditions for REITs and the capital markets generally, market perceptions about us and our asset class, and current trading prices of our securities.

We may also selectively sell assets at appropriate times, which would be expected to generate cash sources for both our short-term and long-term liquidity needs.

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

If we are unable to obtain financing on favorable terms or at all, we would likely need to curtail our investment activities, including acquisitions and improvements, to and developments of, real properties, which could limit our growth prospects. This, in turn, could reduce cash available for distribution to our stockholders and may hinder our ability to raise capital by issuing more securities or borrowing more money. We also may be forced to dispose of assets at inopportune times in order to maintain our REIT qualification and Investment Company Act exemption.

In prior quarters, including the six months ended June 30, 2015, our Manager waived current year reimbursable operating expenses to support our continued operations. Operating expense reimbursements of $0.1 million were expensed during the three months ended September 30, 2015, were reimbursed in cash and are recorded as part of general and administrative expenses. Operating expense reimbursements of $0.1 million were expensed during the three months ended December 31, 2015, which were paid through the issuance of 14,138 LTIP Units on February 29, 2016. Operating expense reimbursements of $0.1 million were expensed during the three months ended March 31, 2016, were reimbursed in cash and are recorded as part of general and administrative expenses.

For the remainder of 2016, the Company expects to maintain a distribution paid on a monthly basis to all of our Class A common stockholders at a quarterly rate of $0.29 per share. To the extent the Company continues to pay distributions at this rate, the Company expects to substantially use cash flows from operations to fund distribution payments. The Board will review the distribution rate quarterly, and there can be no assurance that the current distribution level will be maintained. While our policy is generally to pay distributions from cash flow from operations, our distributions through March 31, 2016 have been paid from proceeds from our continuous registered public offering, proceeds from the IPO and Follow-On Offerings and sales of assets, and may in the future be paid from additional sources, such as from borrowings.

Off-Balance Sheet Arrangements

As of March 31, 2016, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of March 31, 2016, we own interests in nine joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

Cash Flows from Operating Activities

As of March 31, 2016, we owned indirect equity interests in twenty-four real estate properties (seventeen operating properties and seven development properties), fifteen of which are consolidated for reporting purposes.  During the three months ended March 31, 2016, net cash provided by operating activities was $8.3 million.  After the net loss of $2.6 million was reduced for $6.7 million of non-cash items, net cash provided by operating activities consisted of the following:

•	Distributions from unconsolidated joint ventures of $2.7 million;

•	Increase in accounts payable and accrued liabilities of $1.8 million;

•	Partially offset by a decrease in our accounts receivable and other assets of $0.2 million; and

•	Decrease in payables due to affiliates of $0.1 million.

Cash Flows from Investing Activities

During the three months ended March 31, 2016, net cash used in investing activities was $104.6 million, primarily due to the following:

•	$99.9 million used in acquiring consolidated real estate investments;

•	$6.9 million used in acquiring investments in unconsolidated joint ventures;

•	$0.9 million used on capital expenditures; and

•	Partially offset by a decrease of $3.0 million in our restricted cash balance.

Cash Flows from Financing Activities

During the three months ended March 31, 2016, net cash provided by financing activities was $51.3 million, primarily due to the following:

`	•	net borrowings of $59.6 million on mortgages payable;

•	$1.6 million increase in capital contributions from noncontrolling interests;

•	partially offset by $0.5 million in distributions paid to our noncontrolling interests;

•	$6.0 million paid in cash distributions paid to common stockholders;

•	$1.2 million paid in cash distributions paid to preferred stockholders;

•	$1.6 million increase in deferred financing costs; and

•	$0.5 million of repayments of our mortgages payable.

Capital Expenditures

The following table summarizes our total capital expenditures for the three months ended March 31, 2016 and 2015 (amounts in thousands):

	For the three months ended March 31,
	2016	2015
New development	$-	$-
Redevelopment/renovations	427	248
Routine capital expenditures	461	198
Total capital expenditures	$888	$446

We define redevelopment and renovation costs as non-recurring capital expenditures for significant projects that upgrade units or common areas and projects that are revenue enhancing for the three months ended March 31, 2016. We define routine capital expenditures as capital expenditures that are incurred at every property and exclude development, investment, revenue enhancing and non-recurring capital expenditures.

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

During the three months ended March 31, 2016, we incurred $1.2 million of acquisition expense and no disposition expense, of which $1.1 million was our pro rata share of the expense. We incurred $0.4 million of acquisition expense and $0.7 million of disposition expense during the three months ended March 31, 2015, of which $0.5 million was our pro-rata share of expense.

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

The table below presents our calculation of FFO and AFFO for the three months ended March 31, 2016 and 2015 (in thousands):

We have acquired interests in seven additional properties and six investments accounted for on the equity method of accounting subsequent to March 31, 2015 and sold three properties in 2015. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

	Three Months Ended
	March 31,
	2016	2015
Net (loss) income attributable to common stockholders	$(4,135)	$3,313
Common stockholders pro-rata share of:
Real estate depreciation and amortization(1)	6,470	1,911
Gain on sale of joint venture interests	—	(5,323)
FFO Attributable to Common Stockholders	$2,335	$(99)
Common stockholders pro-rata share of:
Amortization of non-cash interest expense	83	23
Acquisition and disposition costs	1,147	475
Normally recurring capital expenditures(2)	(208)	(114)
Preferred stock accretion	123	—
Non-cash equity compensation	1,818	1,365

AFFO Attributable to Common Stockholders	$5,298	$1,650

FFO Attributable to Common Stockholders per share	$0.11	$(0.01)

AFFO Attributable to Common Stockholders per share	$0.26	$0.13

Weighted average common shares outstanding	20,534,974	12,547,895

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2016 (in thousands) which consisted of mortgage notes secured by our properties. At March 31, 2016, our estimated future required payments on these obligations were:

		Remainder of
	Total	2016	2017-2018	2019-2020	Thereafter
Mortgages Payable (Principal)	$478,571	$2,631	$50,614	$46,941	$378,385
Estimated Interest Payments on Mortgage Notes Payable, Unsecured Term Loans and Senior Unsecured Notes	110,590	14,040	34,259	29,701	32,590
Total	$589,161	$16,671	$84,873	$76,642	$410,975

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid or Payable
Class A common stock
October 7, 2015	December 25, 2015	$0.096667	January 5, 2016
January 13, 2016	January 25, 2016	$0.096666	February 5, 2016
January 13, 2016	February 25, 2016	$0.096667	March 5, 2016
January 13, 2016	March 24 2016	$0.096667	April 5, 2016
April 8, 2016	April 25, 2016	$0.096666	May 5, 2016
April 8, 2016	May 25, 2016	$0.096667	June 6, 2016
April 8, 2016	June 24, 2016	$0.096667	July 5, 2016
Class B-3 common stock
October 7, 2015	December 25, 2015	$0.096667	January 5, 2016
January 13, 2016	January 25, 2016	$0.096666	February 5, 2016
January 13, 2016	February 25, 2016	$0.096667	March 5, 2016
Series A Preferred Stock
December 14, 2015	December 24, 2015	$0.401000	January 5, 2016
March 11, 2016	March 24, 2016	$0.515625	April 5, 2016

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

Distributions paid for the three months ended March 31, 2016 and 2015, respectively, were funded from cash provided by operating activities except with respect to $0 and $587,000, respectively, which was funded from sales of real estate, borrowings, and/or proceeds from our equity offerings.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Cash provided by operating activities	$8,346	$3,327

Cash distributions to preferred shareholders	$(1,153)	$-
Cash distributions to common shareholders	(6,030)	(3,557)
Cash distributions to noncontrolling interests	(504)	(357)
Total distributions	7,687	(3,914)

Shortfall	$-	$(587)

Proceeds from sale of joint venture interests	$-	$-
Proceeds from sale of unconsolidated real estate joint ventures	$-	$15,590
Proceeds from sale of real estate	$-	$-

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

Subsequent Events

Other than the items disclosed in Note 13, “Subsequent Events” to our interim Consolidated Financial Statements for the period ended March 31, 2016, no material events have occurred that required recognition or disclosure in these financial statements.  See Note 13 to our interim Consolidated Financial Statements for discussion.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through borrowing activities. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements. We are not subject to foreign exchange rates or commodity price risk, and all of our financial instruments were entered into for other than trading purposes.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal payments and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes.

($ in thousands)

	2016	2017	2018	2019	2020	Thereafter	Total
Mortgage Notes Payable	$2,631	$4,141	$46,473	$5,046	$41,895	$377,385	$478,571
Average Interest Rate	4.61%	4.59%	4.43%	4.29%	4.51%	3.56%

The fair value (in thousands) is estimated at $492.8 million for mortgages payable as of March 31, 2016.

The table above incorporates those exposures that exist as of March 31, 2016; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

As of March 31, 2016, a 100 basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $424,000 or decrease by $184,000, respectively, for the quarter ended March 31, 2016. The difference between the interest expense amounts related to an increase or decrease in our floating rate is because LIBOR was 0.44% at March 31, 2016, therefore we have limited the estimate of how much the interest costs may decrease as we use a floor of 0% for LIBOR.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Accounting Officer, evaluated, as of March 31, 2016, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Other than the following, there have been no material changes to our potential risks and uncertainties presented in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the twelve months ended December 31, 2015 filed with the SEC on February 24, 2016.

Your interests could be diluted by the incurrence of additional debt, the issuance of additional shares of preferred stock, including additional shares of Series A Preferred Stock, and by other transactions.

As of March 31, 2016, our total long term indebtedness was approximately $478.6 million, and we may incur significant additional debt in the future. The Series A Preferred Stock is subordinate to all of our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. Our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and as of the date of this filing, we have issued 5,321,460 shares of Series A Preferred Stock (146,460 of which have been issued in the ATM Offering) and 938 shares of Series B Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Series A Preferred Stock would dilute the interests of the holders of shares of Series A Preferred Stock, and any issuance of preferred stock senior to the Series A Preferred Stock or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Series A Preferred Stock. We may issue preferred stock on parity with the Series A Preferred Stock without the consent of the holders of the Series A Preferred Stock. Other than the Asset Coverage Ratio and the right of holders to cause us to redeem the Series A Preferred Stock upon a Change of Control/Delisting, none of the provisions relating to the Series A Preferred Stock relate to or limit our indebtedness or afford the holders of shares of Series A Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of shares of Series A Preferred Stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Description

3.1	Articles Supplementary of the Company, dated February 26, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 1, 2016

3.2	Articles Supplementary of the Company, dated March 29, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on March 29, 2016

4.1	Stock Award Agreement by and between the Company and Brian D. Bailey, dated as of March 24, 2016

4.2	Stock Award Agreement by and between the Company and I. Bobby Majumder, dated as of March 24, 2016

4.3	Stock Award Agreement by and between the Company and Romano Tio, dated as of March 24, 2016

10.1	LLC Agreement of BRG SW FL Portfolio, LLC, by Bluerock Residential Holdings, L.P., dated effective as of November 23, 2015, incorporated by reference to Exhibit 10.336 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.2	LLC Agreement BR SW FL Portfolio JV Member, LLC, by BRG SW FL Portfolio, LLC, dated effective as of November 23, 2015, incorporated by reference to Exhibit 10.337 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.3	LLC Agreement of BR Carroll SW FL Portfolio JV, LLC, by and between BR SW FL Portfolio JV Member, LLC and Carroll Co-Invest IV SW FL Portfolio, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.338 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.4	LLC Agreement of BR Carroll Naples, LLC, by BR Carroll SW Portfolio JV, LLC, dated effective as of November 23, 2015, incorporated by reference to Exhibit 10.339 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.5	LLC Agreement of BR Carroll Palmer Ranch, LLC, by BR Carroll SW Portfolio JV, LLC, dated effective as of November 23, 2015, incorporated by reference to Exhibit 10.340 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.6	60 Day Letter executed by BR Carroll Palmer Ranch, LLC, dated January 5, 2016, incorporated by reference to Exhibit 10.341 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.7	Assignment of Management Agreement and Subordination of Management Fees by BR Carroll Palmer Ranch, LLC and Carroll Management Group, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.342 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.8	Guaranty by Bluerock Residential Growth REIT, Inc. and MPC Partnership Holdings LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated January 5, 2016, incorporated by reference to Exhibit 10.343 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.9	Multifamily Loan and Security Agreement by and between BR Carroll Palmer Ranch, LLC and Jones Lang LaSalle Multifamily, LLC, dated January 5, 2016, incorporated by reference to Exhibit 10.344 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.10	Multifamily Mortgage, Assignment of Rents and Security Agreement by BR Carroll Palmer Ranch, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated January 5, 2016, incorporated by reference to Exhibit 10.345 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.11	Multifamily Note by BR Carroll Palmer Ranch, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated January 5, 2016, incorporated by reference to Exhibit 10.346 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.12	60 Day Letter executed by BR Carroll Naples, LLC, dated January 5, 2016, incorporated by reference to Exhibit 10.347 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.13	Assignment of Management Agreement and Subordination of Management Fees by BR Carroll Naples, LLC and Carroll Management Group, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated January 5, 2016, incorporated by reference to Exhibit 10.348 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.14	Guaranty by Bluerock Residential Growth REIT, Inc. and MPC Partnership Holdings LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated January 5, 2016, incorporated by reference to Exhibit 10.349 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.15	Multifamily Loan and Security Agreement by and between BR Carroll Naples, LLC and Jones Lang LaSalle Multifamily, LLC, dated January 5, 2016, incorporated by reference to Exhibit 10.350 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.16	Multifamily Mortgage, Assignment of Rents and Security Agreement by BR Carroll Naples, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated January 5, 2016, incorporated by reference to Exhibit 10.351 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.17	Multifamily Note by BR Carroll Naples, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated January 5, 2016, incorporated by reference to Exhibit 10.352 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.18	Limited Liability Company Agreement of BRG Morehead NC, LLC by Bluerock Residential Holdings, L.P., dated as of November 24, 2015 , incorporated by reference to Exhibit 10.353 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.19	Limited Liability Company Agreement of BR Morehead JV Member, LLC by and between BRG Morehead NC, LLC and Special Opportunity + Income Fund II, LLC, dated as of November 24, 2015, incorporated by reference to Exhibit 10.354 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.20	Amended and Restated Limited Liability Company Agreement of BR ArchCo Morehead JV, LLC by and between BR Morehead JV Member, LLC and WMH Sponsor LLC, dated as of January 6, 2016, incorporated by reference to Exhibit 10.355 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.21	Limited Liability Company Agreement of BR ArchCo Morehead, LLC by BR ArchCo Morehead JV, LLC, dated as of November 24, 2015, incorporated by reference to Exhibit 10.356 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.22	First Amendment to Limited Liability Company Agreement of BR ArchCo Morehead, LLC by BR ArchCo Morehead JV, LLC, dated as of January 6, 2016, incorporated by reference to Exhibit 10.357 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.23	Assignment of Membership Interest by and between BRG Morehead NC, LLC and BR Morehead JV Member, LLC, dated as of January 6, 2016, incorporated by reference to Exhibit 10.358 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.24	Project Administration Agreement by and between BRG Morehead Development Manager, LLC and ArchCo WMH PM LLC, dated as of November 24, 2015, incorporated by reference to Exhibit 10.359 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.25	Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated April 21, 2015, incorporated by reference to Exhibit 10.360 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.26	Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated June 8, 2015, incorporated by reference to Exhibit 10.361 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.27	Second Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated June 26, 2015, incorporated by reference to Exhibit 10.362 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.28	Third Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated June 30, 2015, incorporated by reference to Exhibit 10.363 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.29	Fourth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated November 24, 2015, incorporated by reference to Exhibit 10.364 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.30	Assignment and Assumption of Agreement of Purchase and Sale by and between ArchCo Residential, LLC and BR ArchCo Morehead, LLC, dated November 24, 2015, incorporated by reference to Exhibit 10.365 to the Company’s Annual Report on Form 10-K filed on February 24, 2016

10.31	Real Estate Purchase Agreement between Bluerock Real Estate, L.L.C and AHB Apartments LLC, dated January 22, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February26, 2016

10.32	Assignment of Rights by and between Bluerock Real Estate, L.L.C. and Bluerock Residential Growth REIT, Inc., through its direct and indirect subsidiaries, BR Henderson Beach, LLC and BRG Henderson Beach, LLC, dated as of February 22, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February26, 2016

10.33	Dealer Manager Agreement by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and Bluerock Capital Markets, LLC, dated February 24, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2016

10.34	Warrant Agreement by and between Bluerock Residential Growth REIT, Inc. and American Stock Transfer & Trust Company, LLC, dated February 24, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2016

10.35	Subscription Escrow Agreement by and between Bluerock Residential Growth REIT, Inc., Bluerock Capital Markets, LLC and UMB Bank, N.A., dated February 24, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 1, 2016

10.36	Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated March 1, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 1, 2016

10.37	Loan Assumption and Mortgage Modification Agreement, by and between Western-Southern Life Assurance Company and BR Henderson Beach, LLC, dated March 15, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2016

10.38	Environmental Indemnity Agreement, by and between BR Henderson Beach, LLC, Bluerock Residential Growth REIT, Inc., and Western-Southern Life Assurance Company, dated March 15, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 21, 2016

10.39	Limited Recourse Guaranty, by and between Bluerock Residential Growth REIT, Inc. and Western-Southern Life Assurance Company, dated March 15, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 21, 2016

10.40	Management Agreement by and between BR Henderson Beach, LLC and GREP Southeast, LLC, dated March 15, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 21, 2016

10.41	Amended and Restated Open End Mortgage, Security Agreement, Assignment of Rents and Leases, and Fixture Filing, by and between AHB Apartments, LLC and Western-Southern Life Assurance Company, dated January 3, 2013, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 21, 2016

10.42	Amended and Restated Promissory Note, by and between AHB Apartments, LLC and Western-Southern Life Assurance Company, dated January 3, 2013, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 21, 2016

10.43	UCC Financing Statement by AHB Apartments, LLC in favor of Western-Southern Life Assurance Company, filed with Delaware on January 3, 2013, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 21, 2016

10.44	UCC Financing Statement restating collateral in favor of Western-Southern Life Assurance Company, filed with Delaware on March 15, 2016, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 21, 2016

10.45	UCC Financing Statement changing debtor from AHB Apartments, LLC to BR Henderson Beach, LLC in favor of Western-Southern Life Assurance Company, filed with Delaware on March 15, 2016, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on March 21, 2016

10.46	Florida UCC Financing Statement by BR Henderson Beach, LLC in favor of Western-Southern Life Assurance Company, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on March 21, 2016

10.47	Declaration of Restrictive Covenants, by AHB Apartments, LLC, dated March 15, 2016, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on March 21, 2016

23.1	Consent of BDO USA, LLP, dated January 8, 2016, incorporated by reference to Exhibit 23.1 to the Company’s Current Report on Form 8-K filed on January 8, 2016

23.2	Consent of BDO USA, LLP, dated January 11, 2016, incorporated by reference to Exhibit 23.1 to the Company’s Current Report on Form 8-K filed on January 11, 2016

23.3	Consent of BDO USA, LLP, dated March 15, 2016, incorporated by reference to Exhibit 23.1 to the Company’s Current Report on Form 8-K filed on March 15, 2016

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release, dated February 23, 2016, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 23, 2016

99.2	Press Release, dated February 24, 2016, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 24, 2016

99.3	Supplemental Financial Information, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 24, 2016

99.4	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated March 29, 2016, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on March 19, 2016

99.5	Pricing Press Release, dated April 20, 2016, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 26, 2016

99.6	Closing Press Release, dated April 20, 2016, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 26, 2016

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

DATE:	May 10, 2016	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer and President
(Principal Executive Officer)

DATE:	May 10, 2016	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Accounting Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)