Form 10-Q
period 2016-06-30
Bluerock Residential Growth REIT, Inc.
filed 2016-08-08
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 001-36369

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

Number of shares outstanding of the registrant’s

classes of common stock, as of August 1, 2016:

Class A Common Stock: 19,565,807 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-Q

June 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	June 30, 2016	December 31, 2015
ASSETS
Net Real Estate Investments
Land	$80,637	$65,057
Buildings and improvements	562,769	474,608
Furniture, fixtures and equipment	19,846	17,155
Total Gross Real Estate Investments	663,252	556,820
Accumulated depreciation	(29,403)	(23,437)
Total Net Operating Real Estate Investments	633,849	533,383
Operating real estate held for sale, net	30,931	—
Total Net Real Estate Investments	664,780	533,383
Cash and cash equivalents	91,110	68,960
Restricted cash	9,642	11,669
Due from affiliates	951	861
Accounts receivable, prepaid and other assets	7,787	6,742
Preferred equity investments and investments in unconsolidated real estate joint ventures	83,564	75,223
In-place lease intangible assets, net	851	2,389
Non-real estate assets associated with operating real estate held for sale	346	—
Total Assets	$859,031	$699,227

LIABILITIES AND EQUITY
Mortgages payable	$456,451	$380,102
Mortgage payable associated with operating real estate held for sale	23,505	—
Accounts payable	691	587
Other accrued liabilities	10,719	7,013
Due to affiliates	1,680	1,485
Distributions payable	4,994	3,163
Liabilities associated with operating real estate held for sale	406	—
Total Liabilities	498,446	392,350
8.250% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 10,875,000 and 2,875,000 shares authorized; and 5,721,460 and 2,875,000 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	138,024	69,165
Series B Redeemable Preferred Stock, liquidation preference $1,000 per share, 150,000 shares authorized, 1,890 and none issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	1,658	—
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 238,975,000 shares authorized; none issued and outstanding	—	—
Common stock - Class A, $0.01 par value, 747,586,185 shares authorized; 19,565,468 and 19,202,112 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	196	192
Common stock - Class B-3, $0.01 par value, 804,605 shares authorized; none and 353,629 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	—	4
Additional paid-in-capital	252,648	248,484
Distributions in excess of cumulative earnings	(62,633)	(41,496)
Total Stockholders’ Equity	190,211	207,184
Noncontrolling Interests
Operating partnership units	2,595	2,908
Partially owned properties	28,097	27,620
Total Noncontrolling Interests	30,692	30,528
Total Equity	220,903	237,712
TOTAL LIABILITIES AND EQUITY	$859,031	$699,227

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Net rental income	$17,513	$9,918	$33,441	$18,562
Other property revenues	886	551	1,592	943
Total revenues	18,399	10,469	35,033	19,505
Expenses
Property operating	7,389	4,362	13,982	8,226
General and administrative	1,704	738	2,978	1,666
Management fees	1,415	706	2,629	2,155
Acquisition costs	249	221	1,457	670
Depreciation and amortization	7,789	3,741	15,298	6,506
Total expenses	18,546	9,768	36,344	19,223
Operating (loss) income	(147)	701	(1,311)	282
Other income (expense)
Other income	—	41	—	62
Preferred returns and equity in income of unconsolidated real estate joint ventures	2,775	1,295	5,543	2,025
Equity in gain on sale of unconsolidated real estate joint venture interests	—	(15)	—	11,292
Interest expense, net	(4,589)	(2,726)	(8,817)	(5,018)
Total other (expense) income	(1,814)	(1,405)	(3,274)	8,361

Net (loss) income	(1,961)	(704)	(4,585)	8,643
Preferred stock dividends	(2,968)	—	(4,451)	—
Preferred stock accretion	(168)	—	(293)	—
Net (loss) income attributable to noncontrolling interests
Operating partnership units	(75)	(10)	(136)	65
Partially-owned properties	21	(112)	(14)	5,847
Net (loss) income attributable to noncontrolling interests	(54)	(122)	(150)	5,912
Net (loss) income attributable to common stockholders	$(5,043)	$(582)	$(9,179)	$2,731

Net (loss) income per common share - Basic	$(0.24)	$(0.04)	$(0.45)	$0.19

Net (loss) income per common share – Diluted	$(0.24)	$(0.04)	$(0.45)	$0.19

Weighted average basic common shares outstanding	20,686,652	16,353,209	20,604,124	14,461,064
Weighted average diluted common shares outstanding	20,686,652	16,353,209	20,604,124	14,471,856

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE SIX MONTHS ENDED JUNE 30, 2016

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class B-3 Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid- in Capital	Cumulative Distributions	Net loss to Common Stockholders	Noncontrolling Interests	Total Equity
Balance, January 1, 2016	19,202,112	$192	353,629	$4	$248,484	$(32,001)	$(9,495)	$30,528	$237,712

Issuance of Class A common stock, net	2,227	-	-	-	25	-	-	-	25

Conversion of Class B-3 into Class A shares	353,629	4	(353,629)	(4)	-	-	-	-	-

Vesting of restricted stock compensation	-	-	-	-	125	-	-	-	125

Issuance of stock for director compensation	7,500	-	-	-	77	-	-	-	77

Issuance of Long-Term Incentive Plan ("LTIP") units	-	-	-	-	2,487	-	-	-	2,487

Issuance of LTIP units for compensation	-	-	-	-	1,450	-	-	-	1,450

Contributions from noncontrolling interests, nets	-	-	-	-	-	-	-	1,677	1,677

Distributions declared	-	-	-	-	-	(11,958)	-	(177)	(12,135)

Series A Preferred Stock distributions declared	-	-	-	-	-	(4,433)	-	-	(4,433)

Series A Preferred Stock accretion	-	-	-	-	-	(284)	-	-	(284)

Series B Preferred Stock distributions declared	-	-	-	-	-	(18)	-	-	(18)

Series B Preferred Stock accretion	-	-	-	-	-	(9)	-	-	(9)

Distributions to noncontrolling interests	-	-	-	-	-	-	-	(1,186)	(1,186)

Net loss	-	-	-	-	-	-	(4,435)	(150)	(4,585)

Balance, June 30, 2016	19,565,468	$196	-	$-	$252,648	$(48,703)	$(13,930)	$30,692	$220,903

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands, except share and per share amounts)

	Six Months Ended
	June 30,
	2016	2015

Cash flows from operating activities
Net (loss) income	$(4,585)	$8,643
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	15,698	6,694
Amortization of fair value adjustments	(240)	(130)
Preferred returns and equity in income of unconsolidated real estate joint ventures	(5,543)	(2,025)
Equity in gain on sale of real estate assets of unconsolidated joint ventures	-	(11,292)
Distributions of income from preferred equity investments and unconsolidated real estate joint ventures	5,438	1,716
Share-based compensation attributable to directors' stock compensation plan	202	77
Share based compensation to Former Advisor – LTIP Units	-	617
Share-based compensation to Manager - LTIP Units	3,937	1,078
Changes in operating assets and liabilities:
Due (from) to affiliates, net	210	980
Accounts receivable, prepaid assets and other assets	(1,056)	(1,639)
Accounts payable and other accrued liabilities	4,217	2,129
Net cash provided by operating activities	18,278	6,848

Cash flows from investing activities:
Acquisitions of real estate investments	(103,894)	(66,964)
Capital expenditures	(2,205)	(1,179)
Proceeds from sale of unconsolidated real estate joint venture interests	-	15,590
Purchases of interests from noncontrolling interests	-	(7,866)
Investment in unconsolidated real estate joint venture interests	(8,342)	(45,192)
Decrease in restricted cash	1,692	6,567
Net cash used in investing activities	(112,749)	(99,044)

Cash flows from financing activities:
Distributions to common stockholders	(12,111)	(8,188)
Distributions to noncontrolling interests	(1,186)	(1,202)
Distributions to preferred stockholders	(2,643)	-
Contributions from noncontrolling interests	1,677	578
Borrowings on mortgages payable	63,510	43,225
Repayments on mortgages payable	(1,142)	(694)
Payments of deferred financing fees	(1,733)	(466)
Net proceeds from issuance of common stock	25	131,313
Net proceeds from issuance of 8.250% Series A cumulative redeemable preferred stock	68,575	-
Net proceeds from issuance of Series B units	1,649	-
Net cash provided by financing activities	116,621	164,566

Net increase in cash and cash equivalents	$22,150	$72,370

Cash and cash equivalents at beginning of period	$68,960	$23,059

Cash and cash equivalents at end of period	$91,110	$95,429
Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$8,327	$5,000
Distributions payable – declared and unpaid	$4,994	$889
Mortgages assumed upon property acquisitions	$39,054	$-

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

As of June 30, 2016, the Company's portfolio consisted of interests in twenty-four properties (seventeen operating properties and seven development properties). The Company’s twenty-four properties contain an aggregate of 7,717 units, comprised of 5,668 operating units and 2,049 units under development. As of June 30, 2016, these properties, exclusive of development properties, and Whetstone, Sorrel and EOS, the lease-up properties, were approximately 95% occupied.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or the Operating Partnership’s wholly-owned subsidiaries, owns substantially all of the property interests acquired on the Company’s behalf. As of June 30, 2016, limited partners other than the Company owned approximately 7.01% of the Operating Partnership (1.45% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 5.56% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”)). Bluerock Real Estate, L.L.C., a Delaware limited liability company, is referred to as Bluerock (“Bluerock”), and the Company’s external manager, BRG Manager, LLC, a Delaware limited liability company, is referred to as its Manager (“Manager”). Both Bluerock and the Manager are related parties with respect to the Company, but are not within the Company’s control and are not consolidated in the Company’s financial statements.

Because the Company is the sole general partner of its Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in its consolidated financial statements. The Company consolidates entities in which it controls more than 50% of the voting equity and in which control does not rest with other investors. Investments in real estate joint ventures over which the Company has the ability to exercise significant influence, but for which it does not have financial or operating control, are accounted for using the equity method of accounting. These entities are reflected on the Company’s consolidated financial statements as “Preferred equity investments and investments in unconsolidated real estate joint ventures.” All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.  The Company will consider future joint ventures for consolidation in accordance with the provisions required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810: Consolidation.

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

In assessing whether the Company is in control of and requiring consolidation of the limited liability company and partnership venture structures, the Company evaluates the respective rights and privileges afforded each member or partner (collectively referred to as “member”).  The Company’s member would not be deemed to control the entity if any of the other members have either (i) substantive kickout rights providing the ability to dissolve (liquidate) the entity or otherwise remove the managing member or general partner without cause or (ii) has substantive participating rights in the entity.  Substantive participating rights (whether granted by contract or law) provide for the ability to effectively participate in significant decisions of the entity that would be expected to be made in the ordinary course of business that are not otherwise protective rights.

If it has been determined that the Company does not have control, but does have the ability to exercise significant influence over the entity, the Company accounts for these unconsolidated investments under the equity method of accounting. The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for the Company’s share of net income (loss), including eliminations for the Company’s share of intercompany transactions, and increased (decreased) for contributions (distributions). The Company’s proportionate share of the results of operations of these investments is reflected in the Company’s earnings or losses.

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

In March 2016, the FASB issued ASU No. 2016-07, “Simplifying the Transition to the Equity Method of Accounting”, which eliminates the requirement to retroactively adjust an investment, results of operations, and retained earnings when the investment qualifies for the use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The new standard is effective for annual reporting periods beginning after December 15, 2016 and early adoption is permitted. The Company is still in the process of determining the impact that the implementation of ASU 2016-07 will have on the Company’s financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In July 2015, the FASB voted to approve the deferral of the effective date of ASU 2014-09 by one year. Therefore, ASU 2014-09 will become effective for the Company in the first quarter of the fiscal year ending December 31, 2018. Early adoption is permitted, but not earlier than the first quarter of the fiscal year ending December 31, 2017. The ASU allows for either full retrospective or modified retrospective adoption. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers” (Topic 606): Identifying Performance Obligations and Licensing, which adds guidance on identifying performance obligations within a contract. The Company has not selected a transition method, and is currently evaluating the effect that ASU 2014-09, as amended, will have on the consolidated financial statements and related disclosures.

Note 3 – Sale of Unconsolidated Real Estate Joint Ventures and Held for Sale Property

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

Held for sale

The Company has signed an agreement to sell the Springhouse at Newport News property at an amount in excess of its carrying value and has classified the property as held for sale as of June 30, 2016. Closing of the transaction is subject to the satisfactory completion of the purchaser’s due diligence and other customary closing conditions, and there is no assurance that the conditions will be satisfied or that the sale will occur as contemplated.

Note 4 – Investments in Real Estate

As of June 30, 2016, the Company was invested in seventeen operating real estate properties and seven development properties generally through joint ventures. The following tables provide summary information regarding our operating and development investments, which are either consolidated or presented on the equity method of accounting.

Operating Properties

Multifamily Community Name/Location	Number of Units	Date Built/Renovated (1)	Ownership Interest
ARIUM at Palmer Ranch, Sarasota, FL	320	2016	95.0%
ARIUM Grandewood, Orlando, FL	306	2005	95.0%
ARIUM Gulfshore, Naples, FL	368	2016	95.0%
ARIUM Palms, Orlando, FL	252	2008	95.0%
Ashton Reserve, Charlotte, NC	473	2015	100.0%
Enders Place at Baldwin Park, Orlando, FL	220	2003	89.5%
EOS, Orlando, FL	296	2015	—
Fox Hill, Austin, TX	288	2010	94.6%
Lansbrook Village, Palm Harbor, FL	617	2004	90.0%
MDA Apartment, Chicago, IL	190	2006	35.3%
Park & Kingston, Charlotte, NC	168	2015	96.0%
Sorrel, Frisco, TX	352	2015	95.0%
Sovereign, Fort Worth, TX	322	2015	95.0%
Springhouse at Newport News, Newport News, VA	432	1985	75.0%
The Preserve at Henderson Beach, Destin, FL	340	2009	100.0%
Village Green of Ann Arbor, Ann Arbor, MI	520	2013	48.6%
Whetstone, Durham, NC	204	2015	—
Total/Average	5,668

(1) Represents date of last significant renovation or year built if there were no renovations.

Depreciation expense was $5.8 million and $2.8 million for the three months ended June 30, 2016 and 2015, respectively, and $10.8 million and $5.1 million for the six months ended June 30, 2016 and 2015, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. In-place leases are amortized over the remaining term of the in-place leases, which is approximately six months. Amortization expense related to the in-place leases was $2.0 million and $0.9 million for the three months ended June 30, 2016 and 2015, respectively, and $4.5 million and $1.4 million for the six months ended June 30, 2016 and 2015, respectively.

Development Properties

Multifamily Community Name/Location	Planned Number of Units	Anticipated Initial Occupancy	Anticipated Final Units to be Delivered

Alexan CityCentre, Houston, TX	340	2Q 2017	4Q 2017
Alexan Southside Place, Houston, TX	269	4Q 2017	2Q 2018
Cheshire Bridge, Atlanta, GA	285	1Q 2017	3Q 2017
Domain, Garland, TX	301	2Q 2018	3Q 2018
Flagler Village, Ft. Lauderdale, FL	326	2Q 2019	2Q 2020
Lake Boone Trail, Raleigh, NC	245	1Q 2018	3Q 2018
West Morehead, Charlotte, NC	283	2Q 2018	4Q 2018
Total/Average	2,049

(1) Represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization.

Note 5 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity during the six months ended June 30, 2016:

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

Acquisition of The Preserve at Henderson Beach

On March 15, 2016, the Company, through subsidiaries of its Operating Partnership, acquired a 340-unit apartment community located in Destin, Florida, known as Alexan Henderson Beach to be rebranded as The Preserve at Henderson Beach (“Henderson Beach”) for approximately $53.7 million.  The purchase price for Henderson Beach included the assumption of a $37.5 million loan secured by Henderson Beach.

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

The following table summarizes the assets acquired and liabilities assumed at the acquisition date. The amounts listed below reflect provisional amounts that will be updated as information becomes available (amounts in thousands):

Preliminary Purchase Price Allocation
Land	$21,900
Building	110,637
Building improvements	769
Land improvements	2,875
Furniture and fixtures	2,479
In-place leases	2,868
Total assets acquired	$141,528
Mortgages assumed	$37,476
Fair value adjustments	1,578
Total liabilities assumed	$39,054

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

	Six Months Ended June 30,			Six Months Ended June 30,
	2016			2015
	As Reported	Pro-Forma Adjustments	Pro-Forma	As Reported	Pro-Forma Adjustments	Pro-Forma

Revenues	$35,033	$1,044	$36,077	$19,505	$14,300	$33,805
Net (loss) income	$(4,585)	$4,201	$(384)	$8,643	$(10,855)	$(2,212)
Net (loss) income attributable to common stockholders	$(9,179)	$4,045	$(5,134)	$2,731	$(10,455)	$(7,724)

(Loss) earnings per share, basic and diluted (1)	$(0.45)		$(0.25)	$0.19		$(0.53)

(1) Pro-forma (loss) earnings per share, both basic and diluted, are calculated based on the net (loss) income attributable to BRG.

Aggregate property level revenues and net loss for the Recent Acquisitions, since the properties’ respective acquisition dates, that are reflected in the Company’s consolidated statement of operations for the six months ended June 30, 2016 amounted to $18.1 million and $5.3 million, respectively.

Note 6 – Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

Following is a summary of the Company’s ownership interests in the investments reported under the equity method of accounting. The carrying amount of the Company’s investments in unconsolidated real estate joint ventures as of June 30, 2016 and December 31, 2015 is summarized in the table below (amounts in thousands):

Property	June 30, 2016	December 31, 2015

Alexan CityCentre	$7,395	$6,505
Alexan Southside Place	17,322	17,322
Cheshire Bridge	16,360	16,360
Domain	3,733	3,806
EOS	3,629	3,629
Flagler Village	8,781	5,451
Lake Boone Trail	9,919	9,919
West Morehead	3,493	—
Whetstone	12,932	12,231
Total	$83,564	$75,223

As of June 30, 2016, the Company had outstanding preferred equity investments in nine multi-tiered joint ventures, each of which were created to develop a multifamily property. In each case, a wholly-owned subsidiary of the Operating Partnership made a preferred investment in a joint venture, except Flagler Village, which is a common interest. The common interests in these joint ventures, as well as preferred interests in some cases, are owned by affiliates of the Manager. In each case, the Company’s investment in the joint venture generates a preferred return of 15% on its outstanding capital contributions and the Company is not allocated any of the income or loss in the joint ventures. The joint venture then becomes the controlling member in an entity whose purpose is to develop a multifamily property. Each joint venture is required to redeem the Company’s preferred membership interests plus any accrued but unpaid preferred return on the earlier of the date which is six months following the maturity of the related development’s construction loan, or any earlier acceleration or due date. Additionally, the Company has the right, in its sole discretion, to convert its preferred membership interest in each joint venture into a common membership interest for a period of six months from the date upon which 70% of the units in the related development have been leased.

The following provides additional information regarding the Company’s preferred equity and investments as of June 30, 2016:

The preferred returns and equity in income of the Company’s unconsolidated real estate joint ventures for the three and six months ended June 30, 2016 and 2015 are summarized below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Property	2016	2015	2016	2015
Alexan CityCentre	$253	$243	$496	$484
Alexan Southside Place	648	424	1,296	686
Cheshire Bridge	612	196	1,224	196
Domain	140	—	277	—
EOS	134	136	272	270
Flagler Village	2	—	(1)	—
Lake Boone Trail	371	—	742	—
Villas at Oak Crest	—	106	—	212
West Morehead	131	—	294	—
Whetstone	484	206	943	206
Other	—	(16)	—	(29)

Preferred returns and equity in earnings of unconsolidated joint venture	$2,775	$1,295	$5,543	$2,025

Summary combined financial information for the Company’s investments in unconsolidated real estate joint ventures as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015, is as follows:

	June 30, 2016	December 31, 2015
Balance Sheets:
Real estate, net of depreciation	$170,974	$132,265
Other assets	18,354	24,737
Total assets	$189,328	$157,002

Mortgages payable	$65,521	$55,066
Other liabilities	16,129	5,018
Total liabilities	$81,650	$60,084
Members’ equity	107,678	96,918
Total liabilities and members’ equity	$189,328	$157,002

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Statement:
Rental revenues	$1,469	$643	$2,614	$1,327
Operating expenses	(807)	(352)	(1,539)	(631)
Income before debt service, acquisition costs, and depreciation and amortization	662	291	1,075	696
Interest expense, net	(331)	(197)	(655)	(377)
Acquisition costs	(1)	(65)	(1)	(66)
Depreciation and amortization	(767)	(142)	(1,526)	(355)
Operating (loss)	(437)	(113)	(1,107)	(102)
Gain on sale	-	2	-	29,200
Net (loss) income	$(437)	$(111)	$(1,107)	$29,098

Acquisition of Alexan Southside Place (formerly referred to as Alexan Blaire House) Interests

On January 12, 2015, through BRG Southside, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Bluerock Special Opportunity + Income Fund II, LLC, (“Fund II”) and Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”), which are affiliates of the Manager, and an affiliate of Trammell Crow Residential, to develop an approximately 269-unit Class A apartment community located in Houston, Texas, to be known as Alexan Southside Place. Alexan Southside Place will be developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC, as tenant under an 85-year ground lease. The Company has made a capital commitment of $17.3 million to acquire 100% of the preferred equity interests in BRG Southside, LLC, all of which has been funded as of June 30, 2016.

Alexan Southside Place Construction Financing

On April 7, 2015, an indirect unconsolidated subsidiary, entered into a $31.8 million construction loan with Bank of America, NA which is secured by the leasehold interest in the Alexan Southside Place property. The loan matures on April 7, 2019, and contains a one-year extension option, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on the base rate plus 1.25% or LIBOR plus 2.25%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty year amortization. The loan can be prepaid without penalty.

Acquisition of Whetstone Interests

On May 20, 2015, through BRG Whetstone Durham, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of TriBridge Residential, LLC, to acquire a 204-unit Class A apartment community located in Durham, North Carolina, to be known as Whetstone Apartments. The Company has made a capital commitment of $12.9 million to acquire 100% of the preferred equity interests in BRG Whetstone Durham, LLC, all of which has been funded as of June 30, 2016. The acquisition of Whetstone Apartments was partially funded by a bridge loan of approximately $25.2 million secured by the Whetstone Apartment property. The loan maturity date was extended in May 2016 and matures September 15, 2016 and bears interest on a floating basis based on LIBOR plus 2.0%. The loan can be prepaid without penalty. The Company provided certain standard scope non-recourse carveout guaranties in conjunction with the loan. The Company is in the process of placing permanent financing to refinance the Whetstone bridge loan.

Acquisition of Cheshire Bridge Interests

On May 29, 2015, through BRG Cheshire, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of Catalyst Development Partners II, to develop a 285-unit Class A apartment community located in Atlanta, Georgia, to be known as Cheshire Bridge Apartments. The Company has made a capital commitment of $16.4 million to acquire 100% of the preferred equity interests in BRG Cheshire, LLC, all of which has been funded as of June 30, 2016.

Cheshire Bridge Construction Financing

On December 16, 2015, an indirect unconsolidated subsidiary, entered into a $38.1 million construction loan with The PrivateBank and Trust Company which is secured by the fee simple interest in the Cheshire property. The loan matures on December 16, 2018, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.50%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty year amortization. The loan can be prepaid without penalty.

Acquisition of Domain Phase 1 Interest

On November 20, 2015, through a wholly-owned subsidiary of the Operating Partnership, BRG Domain Phase 1, LLC, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of ArchCo Residential, to develop an approximately 301-unit, class A, apartment community located in Garland, Texas. The property will be developed upon a tract of approximately 10 acres of land. The Company has made a capital commitment of $20.6 million to acquire 100% of the preferred equity interests in BR Member Domain Phase I, LLC, of which $3.7 million has been funded at June 30, 2016.

Acquisition of Flagler Village Interest

On December 18, 2015, through a wholly-owned subsidiary of the Operating Partnership, BRG Flagler Village, LLC, the Company made an investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of ArchCo Residential, to develop an approximately 326-unit, Class A apartment community located in Ft. Lauderdale, Florida. The Company has made a capital commitment of $37.5 million to acquire interests in BR Flagler Village, LLC, of which $8.8 million has been funded at June 30, 2016.

Acquisition of Lake Boone Trail

On December 18, 2015, through a wholly-owned subsidiary of the Operating Partnership, BRG Lake Boone, LLC, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of Tribridge Residential, LLC, to develop an approximately 245-unit, class A, apartment community located in Raleigh, North Carolina. The Company has made a capital commitment of $12.1 million to acquire 100% of the preferred equity interests in BR Lake Boone, LLC, of which $9.9 million has been funded at June 30, 2016.

Acquisition of West Morehead interest

On January 6, 2016, through a wholly-owned subsidiary of the Operating Partnership, BRG Morehead NC, LLC, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of ArchCo Residential, to develop an approximately 283-unit Class A apartment community located in Charlotte, North Carolina to be known as West Morehead.  The Company has made a capital commitment of approximately $20.2 million to acquire 100% of the preferred equity interests in BR Morehead JV Member, LLC, of which $3.5 million has been funded at June 30, 2016.

Alexan CityCentre Construction Loan Modification

On June 7, 2016, an indirectly owned unconsolidated subsidiary, entered into a loan modification agreement to amend the terms of its construction loan financing the construction and development of the 340-unit Class A apartment community located in Houston, Texas to be known as Alexan CityCentre. The maximum principal amount available to the borrower under the terms of the modified loan is $55.1 million. The maturity date is January 1, 2020, subject to a single one-year extension exercisable at the option of the borrower. The interest rate on the loan is a variable per annum rate equal to the prime rate plus 0.5%, or LIBOR plus 3.00%, at the borrower’s option. The loan requires monthly interest payments until the maturity date, after which $60,000 monthly payments of principal will be required in addition to payment of accrued interest during the maturity extension period. The borrower was required to initially fund approximately $2.6 million as an interest reserve and approximately $0.6 million as an operating deficit reserve. Certain unaffiliated third parties agreed to guaranty the completion of the Alexan Development and provided partial guaranties of the borrower’s principal and interest obligations under the loan. The borrower is required to complete the Alexan Development by December 31, 2017 (without extension for any reason). To obtain the loan modification, the borrower was required to contribute additional equity for the Alexan Development in the amount of approximately $2.2 million to be applied to development costs, of which the Company funded approximately $0.7 million.

Lake Boone Construction Financing

On June 23, 2016, an indirect unconsolidated subsidiary, entered into a $25.2 million construction loan with Citizens Bank, National Association which is secured by the fee simple interest in the Lake Boone property. The loan matures on December 23, 2019, and contains one extension option for one year to five years, subject to certain conditions including construction completion, a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.65%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty year amortization. The loan can be prepaid without penalty.

Note 7 – Mortgages Payable

The following table summarizes certain information as of June 30, 2016 and December 31, 2015, with respect to the Company’s indebtedness (amounts in thousands):

	Outstanding Principal		As of June 30, 2016
Property	June 30, 2016	December 31, 2015	Interest Rate	Fixed/ Floating	Maturity Date
ARIUM at Palmer Ranch	$26,925	$—	2.64%	Floating (1)	February 1, 2023
ARIUM Grandewood	29,444	29,444	2.14%	Floating (2)	December 1, 2024
ARIUM Gulfshore	32,626	—	2.64%	Floating (3)	February 1, 2023
ARIUM Palms	24,999	24,999	2.69%	Floating (4)	September 1, 2022
Ashton Reserve I	31,900	31,900	4.67%	Fixed	December 1, 2025
Ashton Reserve II	15,270	15,270	3.09%	Floating (5)	January 1, 2026
Enders Place at Baldwin Park(6)	24,946	25,155	4.30%	Fixed	November 1, 2022
Fox Hill	26,705	26,705	3.57%	Fixed	April 1, 2022
Lansbrook Village	44,405	43,628	4.41%	Blended (7)	March 31, 2018
MDA Apartments	37,386	37,600	5.35%	Fixed	January 1, 2023
Park & Kingston (8)	18,432	15,250	3.41%	Fixed	April 1, 2020
Sorrel	38,684	38,684	2.76%	Floating (9)	May 1, 2023
Sovereign	28,880	28,880	3.46%	Fixed	November 10, 2022
Springhouse at Newport News	—	22,176
The Preserve at Henderson Beach	37,318	—	4.65%	Fixed	January 5, 2023
Village Green of Ann Arbor	41,940	42,326	3.92%	Fixed	October 1, 2022
Total	459,860	382,017
Fair value adjustments	1,451	1,620
Deferred financing costs, net	(4,860)	(3,535)
Total continuing operations	$456,451	$380,102
Held for sale
Springhouse at Newport News	$22,001	$—	5.66%	Fixed	January 1, 2020
Fair value adjustments	1,507	—
Deferred financing costs, net	(3)	—
Total held for sale	$23,505	$—
Total	$479,956	$380,102

(1) ARIUM at Palmer Ranch loan bears interest at a floating rate of 2.17% plus one-month LIBOR. At June 30, 2016, the interest rate was 2.64%.

(2) ARIUM Grandewood Loan bears interest at a floating rate of 1.67% plus one month LIBOR. At June 30, 2016, the interest rate was 2.14%.

(3) ARIUM Gulfshore loan bears interest at a floating rate of 2.17% plus one month LIBOR. At June 30, 2016, the interest rate was 2.64%.

(4) ARIUM Palms loan bears interest at a floating rate of 2.22% plus one month LIBOR. At June 30, 2016, the interest rate was 2.69%.

(5) Ashton Reserve II loan bears interest at a floating rate of 2.62% plus one-month LIBOR. At June 30, 2016, the interest rate was 3.09%.

(6) The principal includes a $17.0 million loan at a fixed rate of 3.97% and a $7.9 million supplemental loan at a fixed rate of 5.01%.

(7) The principal balance includes the initial advance of $42.0 million at a fixed rate of 4.45% and an additional advance of $2.4 million that bears interest at a floating rate of three month LIBOR plus 3.00%, as of June 30, 2016, the additional advance had an interest rate of 3.69%.

(8) The principal includes a $15.3 million loan at a fixed rate of 3.21% and a $3.1 million supplemental loan at a fixed rate of 4.34%.

(9) Sorrel loan bears interest at a floating rate of 2.29% plus one-month LIBOR. At June 30, 2016, the interest rate was 2.76%.

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

Park & Kingston Mortgage Payable

On May 27, 2016, the Company, through an indirect subsidiary (the “Park & Kingston II Borrower”), entered into an additional loan of approximately $3.2 million loan with CBRE Multifamily Capital, Inc., on behalf of Fannie Mae, which is secured by 15-units of Park & Kingston. The loan matures April 1, 2020 and bears interest at a fixed rate of 4.34%, with interest only payments until maturity. The loan can be prepaid with the greater of 1% prepayment fee or yield maintenance until September 30, 2019, and thereafter at par.

As of June 30, 2016, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2016 (July 1-December 31)	$1,720
2017	4,147
2018	47,394
2019	4,998
2020	45,050
Thereafter	378,552
$481,861
Add: Unamortized fair value debt adjustment	2,958
Subtract: Deferred financing costs, net	(4,863)
Total	$479,956

The net book value of real estate assets providing collateral for these above borrowings were $664.8 million and $530.6 million at June 30, 2016 and December 31, 2015, respectively.

The mortgage loans encumbering the Company’s properties are generally nonrecourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender.  These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly and certain environmental liabilities.  In addition, upon the occurrence of certain events, such as fraud or filing of a bankruptcy petition by the borrower, the Company or our joint ventures would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, including penalties and expenses.

Note 8 – Fair Value of Financial Instruments

As of June 30, 2015 and December 31, 2015, the Company believes the carrying value of cash and cash equivalents, accounts receivable, due to and from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities.  As of June 30, 2016 and December 31, 2015, the approximate fair value of mortgages payable were $500.7 million and $387.1 million, respectively, compared to the carrying value, before adjustments for deferred financing costs, net, of $484.8 million and $383.6 million, respectively.  The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs, as defined in ASC Topic 820, “Fair Value Measurement”) for similar types of borrowing arrangements.

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

Substantially concurrently with the completion of the IPO, the Company completed a series of related contribution transactions pursuant to which it acquired indirect equity interests in four apartment properties, and a 100% fee simple interest in a fifth apartment property for an aggregate asset value of $152.3 million (inclusive of the Villas at Oak Crest, which was accounted for under the equity method, and Springhouse, in which the Company already owned an interest and which had been reported as consolidated for the periods presented). As holders of shares of the Company’s Class A common stock issued in the contribution transactions in connection with the IPO, Fund II and Fund III and their respective managers have certain registration rights covering the resale of their shares of Class A common stock. In addition, BR-NPT Springing Entity, LLC (“NPT”) and Bluerock Property Management, LLC, the property manager of North Park Towers (“BPM”), as holders of OP Units issued in the contribution transactions, and the Manager and the former advisor, as holders of LTIP Units, have certain registration rights covering the resale of shares of the Class A common stock issued or issuable, at the Company’s option, in exchange for OP Units, including OP Units into which LTIP Units may be converted. On January 13, 2016, the Company filed, and on January 29, 2016, the SEC declared effective, a resale registration statement on Form S-3 (File No. 333-208988) (the “Resale Registration Statement”) with respect to the resale of their shares of Class A common stock, including the Class A common stock issued or issuable, at the Company’s option, in exchange for OP Units, including OP Units into which LTIP Units may be converted.

The Company entered into a management agreement (the “Management Agreement”), with the Manager, on April 2, 2014. The terms and conditions of the Management Agreement, which became effective as of April 2, 2014, are described below.

Management Agreement

The Management Agreement requires the Manager to manage the Company’s business affairs in conformity with the investment guidelines and other policies that are approved and monitored by the Company’s board of directors. The Manager acts under the supervision and direction of the Board. Specifically, the Manager is responsible for (1) the selection, purchase and sale of the Company’s investment portfolio, (2) the Company’s financing activities, and (3) providing the Company with advisory and management services. The Manager provides the Company with a management team, including a chief executive officer, president, chief accounting officer and chief operating officer, along with appropriate support personnel. None of the officers or employees of the Manager are dedicated exclusively to the Company. The Company is dependent on its Manager to provide these services that are essential to the Company. In the event that the Manager or its affiliates are unable to provide the respective services, the Company will be required to obtain such services from other sources.

The Company pays the Manager a base management fee in an amount equal to the sum of: (A) 0.25% of the Company’s stockholders’ existing and contributed equity prior to the IPO and in connection with our contribution transactions, per annum, calculated quarterly based on the Company’s stockholders’ existing and contributed equity for the most recently completed calendar quarter and payable in quarterly installments in arrears, and (B) 1.5% of the equity per annum of the Company’s stockholders who purchase shares of the Company’s stock, calculated quarterly based on their equity for the most recently completed calendar quarter and payable in quarterly installments in arrears. The base management fee is payable independent of the performance of the Company’s investments. The Company amended the Management Agreement to provide that the base management fee can be payable in cash or LTIP Units, at the election of the Board. The number of LTIP Units issued for the base management fee or incentive fee will be based on the fees earned divided by the 5-day trailing average Class A common stock price prior to issuance. Base management fees for the Manager of $0.5 million was expensed for the three months ended March 31, 2015. Base management fees of $0.7 million were expensed during the three months ended June 30, 2015, which were paid through the issuance of 59,077 LTIP Units on August 13, 2015. Base management fees of $0.9 million were expensed during the three months ended September 30, 2015, which were paid through the issuance of 77,497 LTIP Units on November 18, 2015. Base management fees of $1.1 million were expensed during the three months ended December 31, 2015, which were paid through the issuance of 115,304 LTIP Units on February 29, 2016. Base management fees of $1.2 million were expensed during the three months ended March 31, 2016, which were paid through the issuance of 108,045 LTIP Units on May 10, 2016. Base management fees of $1.4 million were expensed during the three months ended June 30, 2016, which will be paid through the issuance of approximately 108,833 LTIP Units assuming the $13.00 closing share price for the Company’s Class A common stock on June 30, 2016. The actual number of LTIP Units to be issued in payment of the base management fees for the three months ended June 30, 2016 is subject to change based on the average closing share price of the Company’s Class A common stock on the five business days prior to the date of issuance.

The Company also pays the Manager an incentive fee with respect to each calendar quarter in arrears. The incentive fee is equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) the Company’s adjusted funds from operations (“AFFO”), for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in the IPO and in future offerings and transactions, multiplied by the weighted average number of all shares of the Company’s Class A common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of Class A common stock, LTIP Units, and other shares of common stock underlying awards granted under the Incentive Plans and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to the IPO or in the contribution transactions, and (B) 8%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless AFFO is greater than zero for the four most recently completed calendar quarters, or the number of completed calendar quarters since the closing date of the IPO, whichever is less. For purposes of calculating the incentive fee during the first 12 months after completion of the IPO, AFFO will be determined by annualizing the applicable period following completion of the IPO. One half of each quarterly installment of the incentive fee will be payable in LTIP Units, calculated pursuant to the formula above. The remainder of the incentive fee will be payable in cash or in LTIP Units, at the election of the Board, in each case calculated pursuant to the formula above. Incentive fees of $0.15 million were expensed during the three months ended December 31, 2014, which resulted in the issuance of 10,896 LTIP Units on February 18, 2015. Incentive fees to the Manager of $0.9 million were expensed during the three months ended March 31, 2015, which resulted in the issuance of 67,837 LTIP Units on May 14, 2015. No incentive fees to the Manager were earned or expensed during the nine months ended December 31, 2015. No incentive fees were earned or expensed during the six months ended June 30, 2016.

Management fee expense of $0.2 million and $0.2 million, and $0.2 million and $0.6 million, was recorded as part of general and administrative expenses for the three and six months ended June 30, 2016 and 2015, respectively, related to the 179,562 LTIP Units granted in connection with the IPO. The expense recognized during 2016 and 2015 was based on the Class A common stock closing price at the vesting date or end of the period, as applicable. These LTIP Units vest over a three year period that began in April 2014, with 59,854 LTIP Units vested on April 30, 2015 and 59,854 LTIP Units vested on April 30, 2016.

On July 2, 2015, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the Company’s external manager, BRG Manager, LLC. The equity grant consisted of 283,390 LTIP Units. The LTIP Units will vest ratably over a three year period that began in July 2015, subject to certain terms and conditions. The LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock. The LTIP Units provide for the payment of distribution equivalents at the same time distributions are paid to holders of the Company’s Class A common stock. LTIP expense of $0.8 million and $1.2 million for the three and six months ended June 30, 2016 and $1.0 million was recorded as part of general and administrative expenses for the year ended December 31, 2015, respectively, related to these LTIP Units. The expense recognized during 2016 and 2015 was based on the Class A common stock closing price at the end of the period, as applicable.

The Company is also required to reimburse the Manager for certain expenses and pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The Manager waived all reimbursements through the six months ended June 30, 2015. Reimbursements of $0.3 million were expensed during the six months ended December 31, 2015 and are recorded as part of general and administrative expenses. Reimbursements of $0.2 million and $0.3 million were expensed during the three and six months ended June 30, 2016, respectively, and are recorded as part of general and administrative expenses.

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

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Series B Preferred Stock, the Company engaged a related party, as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager may re-allow the selling commissions and dealer manager fees to participating broker-dealers, and is expected to incur costs in excess of the 10%, which costs will be borne by the dealer manager. As of June 30, 2016, the Company has incurred $0.13 million and $0.06 million, in selling commissions and dealer manager fees, respectively.

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

Pursuant to the terms of the Management Agreement, summarized below are the related party amounts payable to our Manager, as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Amounts Payable to the Manager under the Management Agreement
Base management fee	$1,415	$1,133
Operating expense reimbursements and direct expense reimbursements	160	218
Offering expense reimbursements	100	-
Total amounts payable to Manager	$1,675	$1,351

As of June 30, 2016 and December 31, 2015, the Company had no amounts and $0.1 million, respectively, in payables due to related parties other than the Manager.

As of June 30, 2016 and December 31, 2015, the Company had $1.0 million and $0.9 million, respectively, in receivables due from related parties other than the Manager primarily for accrued preferred returns for the most recent month.

Bluerock Property Management, LLC

The Company incurred $0.09 million in property management fees to Bluerock Property Management, LLC, an affiliate of Bluerock, on behalf of the North Park Towers property during the six months ended June 30, 2015. No property management fees were payable in 2016 due to the sale of North Park Towers in October 2015.

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

The following table reconciles the components of basic and diluted net (loss) income per common share (amounts in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net (loss) income attributable to common stockholders	$(5,043)	$(582)	(9,179)	$2,731
Dividends on restricted stock expected to vest	(1)	(5)	(4)	(7)
Basic net (loss) income attributable to common stockholders	$(5,044)	$(587)	$(9,183)	$2,724

Weighted average common shares outstanding(1)	20,686,652	16,353,209	20,604,124	14,461,064

Potential dilutive shares(2)	—	—	—	10,792
Weighted average common shares outstanding and potential dilutive shares(1)	20,686,652	16,353,209	20,604,124	14,471,856

Net (loss) income per common share, basic	$(0.24)	$(0.04)	$(0.45)	$0.19
Net (loss) income per common share, diluted	$(0.24)	$(0.04)	$(0.45)	$0.19

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

(1)	For 2016, amounts relate to shares of the Company’s Class A, B-3 common stock and LTIP Units outstanding. For 2015, amounts relate to shares of Class A, B-1, B-2 and B-3 common stock and LTIP Units outstanding.

(2)	Excludes 1,979 and 7,679 shares of common stock, for the three and six months ended June 30, 2016 and 16,454 shares of common stock, for the three months ended June 30, 2015, related to non-vested restricted stock, as the effect would be anti-dilutive.

Class A Common Stock and Class B Common Stock

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

The Company subsequently determined to register shares of newly authorized Class A common stock that were to be offered in a firmly underwritten public offering (the “IPO”), by filing a registration statement on Form S-11 (File No. 333-192610) with the Securities and Exchange Commission (the “SEC”) on November 27, 2013. On March 28, 2014, the SEC declared the registration statement effective and the Company announced the pricing of the IPO of 3,448,276 shares of Class A common stock at a public offering price of $14.50 per share for total gross proceeds of $50.0 million. The net proceeds of the IPO, which closed on April 2, 2014, were approximately $44.0 million after deducting underwriting discounts and commissions and offering costs. The Company listed its Class A common stock on the NYSE MKT on March 28, 2014.

In connection with the IPO, on January 23, 2014, the Company's stockholders approved the second articles of amendment and restatement to the Company’s charter (the “Second Charter Amendment”), which provided, among other things, for the designation of a new share class of Class A common stock, and for the change of each existing outstanding share of the Company’s common stock into:

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

Follow-On Equity Offerings

On January 20, 2015, the Company completed an underwritten shelf takedown offering (the “January 2015 Follow-On Offering”) of 4,600,000 shares of its Class A common stock, par value $0.01 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC pursuant to a registration statement on Form S-3 (File No. 333-200359) filed with the SEC on November 19, 2014 and declared effective on December 19, 2014 (the “December 2014 Shelf Registration Statement”). The public offering price of $12.50 per share was announced on January 14, 2015. Net proceeds of the January 2015 Follow-On Offering were approximately $53.7 million after deducting underwriting discounts and commissions and estimated offering expenses.

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

On April 25, 2016, the Company completed an underwritten offering of 2,300,000 shares of Series A Preferred Stock, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters (the “April 2016 Preferred Stock Offering”). The shares were registered with the SEC pursuant to the January 2016 Shelf Registration Statement. The public offering price of $25.00 per share was announced on April 20, 2016. Net proceeds of the April 2016 Preferred Stock Offering were approximately $55.3 million after deducting underwriting discounts and commissions and estimated offering costs.

On May 26, 2016, the Company completed an offering of 400,000 shares of Series A Preferred Stock, (the “May 2016 Preferred Stock Offering”). The shares were registered with the SEC pursuant to the January 2016 Shelf Registration Statement. The offering price of $25.00 per share was announced on May 26, 2016. Net proceeds of the May 2016 Preferred Stock Offering were approximately $9.5 million after deducting underwriting discounts and commissions and estimated offering costs.

At-the-Market Offering of Series A Cumulative Redeemable Preferred Stock

On March 29, 2016, the Company, its Operating Partnership and its Manager entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with FBR Capital Markets & Co. (“FBR”), and MLV & Co. LLC (“MLV”). Pursuant to the Sales Agreement, FBR and MLV will act as distribution agents with respect to the offering and sale of up to $100,000,000 in shares of Series A Preferred Stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE MKT, or on any other existing trading market for Series A Preferred Stock or through a market maker (the “ATM Offering”). Since March 31, 2016, the Company sold 146,460 shares of Series A Preferred Stock in the ATM Offering through April 8, 2016. On April 8, 2016, the Company delivered notice to each of FBR and MLV, pursuant to the terms of the Sales Agreement, to suspend all sales under the ATM Offering. As of June 30, 2016, the Company has sold 146,460 shares of Series A Preferred Stock for net proceeds of approximately $3.6 million after commissions.

Shelf Registration Statements

On January 12, 2016, the Company filed, and on January 29, 2016, the SEC declared effective on Form S-3 (File No. 333-208956), a shelf registration statement that expires in January 2019 (the “January 2016 Shelf Registration Statement”). The securities covered by the January 2016 Shelf Registration Statement cannot exceed $1,000,000,000 in the aggregate and include common stock, preferred stock, depositary shares representing preferred stock, debt securities, warrants to purchase stock or debt securities and units. The Company may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.

On January 13, 2016, the Company filed, and on January 29, 2016, the SEC declared effective on Form S-3 (File No. 333-208988), a resale shelf registration statement that expires in January 2019 (the “Resale Registration Statement”). The Resale Registration Statement provides that selling stockholders named therein may offer for sale up to 2,262,621 shares of Class A common stock currently held or issuable in exchange for units of limited partnership in the Operating Partnership, tendered for redemption by the selling stockholders. The Company will not receive any proceeds from the sale of these securities.

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

On February 22, 2016, the Company’s board of directors authorized the termination of the offering of the Original Series B Preferred Stock in order to revise certain terms thereof, and the reclassification of the Original Series B Preferred Stock. On February 23, 2016, the Company terminated the offering of the Original Series B Preferred Stock, and on February 24, 2016, the Company filed a new prospectus supplement to the December 2014 Shelf Registration Statement offering a maximum of 150,000 Units (the “Series B Units”) consisting of 150,000 shares of the reclassified Series B redeemable preferred stock (the “Series B Preferred Stock”) and warrants (the “Warrants”) to purchase 3,000,000 shares of Class A common stock (liquidation preference $1,000 per share of Series B Preferred Stock) (the “Series B Preferred Offering”). As of June 30, 2016, the Company has sold 1,890 shares of Series B Preferred Stock and 1,890 Warrants to purchase 37,800 shares of Class A common stock for net proceeds of approximately $1.7 million after commissions and fees.

Series A Cumulative Redeemable Preferred Stock

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

Series B Cumulative Redeemable Preferred Stock

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

At the date of issuance, the carrying amount of the Series B Preferred Stock was less than the redemption value. As a result of the Company’s determination that redemption is probable, the carrying value will be increased by periodic accretions so that the carrying value will equal the redemption amount at the earliest redemption date. Such accretion is recorded as a preferred stock dividend on the Statement of Stockholders’ Equity.

Operating Partnership and Long-Term Incentive Plan Units

On April 2, 2014, concurrently with the completion of the IPO, the Company entered into the Second Amended and Restated Agreement of Limited Partnership of its Operating Partnership, Bluerock Residential Holdings, L.P. Pursuant to the amendment, the Company is the sole general partner of the Operating Partnership and may not be removed as general partner by the limited partners with or without cause. The limited partners of the Operating Partnership were Bluerock REIT Holdings, LLC, BR-NPT Springing Entity, LLC (“NPT”), Bluerock Property Management, LLC (“BPM”), our Manager, and Bluerock Multifamily Advisor, LLC (the “Former Advisor”), all of which are affiliates of Bluerock.

Prior to the completion of the IPO, the Company owned, directly and indirectly, 100% of the limited partnership units in the Operating Partnership. Effective as of the completion of the IPO, limited partners other than the Company owned approximately 9.87% of the Operating Partnership (282,759 OP Units, or 4.59%, were held by OP Unit holders, and 325,578 LTIP Units, or 5.28%, were held by LTIP Unit holders.) As of June 30, 2016, limited partners other than the Company owned approximately 7.01% of the Operating Partnership (305,568 OP Units, or 1.45%, is held by OP Unit holders, and 1,169,881 LTIP Units, or 5.56%, is held by LTIP Unit holders.)

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

Pursuant to the Partnership Agreement, as amended, any holders of OP Units, other than the Company or its subsidiaries, will receive redemption rights which, subject to certain restrictions and limitations, will enable them to cause the Operating Partnership to redeem their OP Units in exchange for cash or, at the Company’s option, shares of the Company’s Class A common stock, on a one-for-one basis. The Company agreed to file, not earlier than one year after the closing of the IPO, one or more registration statements registering the issuance or resale of shares of its Class A common stock issuable upon redemption of the OP Units issued upon conversion of LTIP Units, which include those issued to the Manager and the Former Advisor. Subject to certain exceptions, the Operating Partnership will pay all expenses in connection with the exercise of registration rights under the Partnership Agreement. The Resale Shelf Registration Statement covers all such OP Units and LTIP Units issued prior to January 18, 2016.

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

On March 24, 2016, the Company granted a total of 7,500 shares of Class A Common Stock to its independent directors. The fair value of the grants was approximately $0.1 million and the shares vested immediately.

A summary of the status of the Company’s non-vested shares as of June 30, 2016 is as follows (amounts in thousands, except share amounts):

Non-Vested shares	Shares (1)	Weighted average grant-date fair value (1)
Balance at January 1, 2016	14,476	$14.46
Granted	7,500	10.33
Vested	(19,998)	12.09
Forfeited	—	—
Balance at June 30, 2016	1,978	$22.75

(1) The number of shares and per share amounts for the prior period have been retroactively restated to reflect the two reverse stock splits of the Class B common stock discussed above.

At June 30, 2016, there was $0.02 million of total unrecognized compensation cost related to unvested restricted stocks granted under the independent director compensation plan. The original cost is expected to be recognized over a period of 1.1 years.

Equity Incentive Plans - LTIP Grants

On July 2, 2015, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the Company’s external manager, BRG Manager, LLC. The equity grant consisted of 283,390 LTIP Units. The LTIP Units will vest ratably over a three year period that began in July 2015, subject to certain terms and conditions. The LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock. The LTIP Units provide for the payment of distribution equivalents at the same time distributions are paid to holders of the Company’s Class A common stock. LTIP expense of $0.8 million and $1.2 million was recorded as part of general and administrative expenses for the three and six months ended June 30, 2016, respectively, related to these LTIP Units. The expense recognized during 2016 was based on a price of $13.00 per LTIP Unit, which represents the closing share price for the Company’s Class A common stock on June 30, 2016.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid
Class A common stock
October 7, 2015	December 25, 2015	$0.096667	January 5, 2016
January 13, 2016	January 25, 2016	$0.096666	February 5, 2016
January 13, 2016	February 25, 2016	$0.096667	March 5, 2016
January 13, 2016	March 24, 2016	$0.096667	April 5, 2016
April 8, 2016	April 25, 2016	$0.096666	May 5, 2016
April 8, 2016	May 25, 2016	$0.096667	June 6, 2016
April 8, 2016	June 24, 2016	$0.096667	July 5, 2016
Class B-3 common stock
October 7, 2015	December 25, 2015	$0.096667	January 5, 2016
January 13, 2016	January 25, 2016	$0.096666	February 5, 2016
January 13, 2016	February 25, 2016	$0.096667	March 5, 2016
Series A Preferred Stock
December 14, 2015	December 24, 2015	$0.401000	January 5, 2016
March 11, 2016	March 24, 2016	$0.515625	April 5, 2016
June 10, 2016	June 24, 2016	$0.515625	July 5, 2016
Series B Preferred Stock
April 15, 2016	April 25, 2016	$5.00	May 5, 2016
May 13, 2016	May 25, 2016	$5.00	June 3, 2016
June 10, 2016	June 24, 2016	$5.00	July 5, 2016

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

 Distributions declared and paid for the six months ended June 30, 2016 were as follows (amounts in thousands):

	Distributions
2016	Declared	Paid
First Quarter
Class A Common Stock	$5,604	$5,569
Class B-3 Common Stock	68	102
Series A Preferred Stock	1,482	1,153
OP Units	89	89
LTIP Units	283	270
Total first quarter 2016	$7,526	$7,183
Second Quarter
Class A Common Stock	$5,674	$5,674
Series A Preferred Stock	2,951	1,481
Series B Preferred Stock	18	8
OP Units	89	89
LTIP Units	328	319
Total second quarter 2016	$9,060	$7,571
Total year-to-date	$16,586	$14,754

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

On March 15, 2016, the Company, through its Operating Partnership and several affiliated unconsolidated co-borrowers that are accounted for on the equity method of accounting, entered into an approximately $14.9 million secured credit facility (“Credit Facility”) with KeyBank as lender. The proceeds of the Credit Facility may be used for payment (or reimbursement) of acquisition costs, fees and expenses of the mortgaged properties and to fund interest advances. Draws under the Credit Facility are secured by properties owned by unconsolidated real estate joint ventures in Garland, Texas, Charlotte, North Carolina and Fort Lauderdale, Florida. At the closing of the loan, an initial advance of approximately $10.4 million was made directly to the affiliated property entities and the liability was recorded by the unconsolidated entities and prior advances were repaid to the Operating Partnership. Principal amounts may be repaid at any time without penalty, and amounts repaid may not be re-borrowed. The borrowings under the Credit Facility are at a rate equal to LIBOR plus 3.75% or the base rate plus 2.75%, at the company’s option. Our Operating Partnership’s obligations with respect to the Credit Facility are guaranteed by us, pursuant to the terms of a limited recourse guaranty dated as of March 15, 2016. The outstanding credit facility balance at June 30, 2016, was $10.5 million.

Note 12 – Subsequent Events

Declaration of Dividends

Declaration Date	Payable to stockholders of record as of	Amount	Payable Date
Class A common stock
July 8, 2016	July 25, 2016	$0.096666	August 5, 2016
July 8, 2016	August 25, 2016	$0.096667	September 5, 2016
July 8, 2016	September 23, 2016	$0.096667	October 5, 2016
Series B Preferred Stock
July 8, 2016	July 25, 2016	$5.00	August 5, 2016
July 8, 2016	August 25, 2016	$5.00	September 5, 2016
July 8, 2016	September 23, 2016	$5.00	October 5, 2016

Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate.

Distributions Paid

The following distributions were paid to the Company's holders of Class A common stock, Series A Preferred Stock, as well as holders of OP and LTIP Units subsequent to June 30, 2016 (amounts in thousands):

Shares	Declaration Date	Record Date	Date Paid	Distributions per Share	Total Distribution
Class A Common Stock	April 8, 2016	June 24, 2016	July 5, 2016	$0.096667	$1,891
Series A Preferred Stock	June 10, 2016	June 24, 2016	July 5, 2016	$0.515625	$2,950
Series B Preferred Stock	June 10, 2016	June 24, 2016	July 5, 2016	$5.000000	$9
OP Units	April 8, 2016	June 24, 2016	July 5, 2016	$0.096667	$30
LTIP Units	April 8, 2016	June 24, 2016	July 5, 2016	$0.096667	$113

Class A Common Stock	July 8, 2016	July 25, 2016	August 5, 2016	$0.096666	$1,891
Series B Preferred Stock	July 8, 2016	July 25, 2016	August 5, 2016	$5.000000	$16
OP Units	July 8, 2016	July 25, 2016	August 5, 2016	$0.096666	$30
LTIP Units	July 8, 2016	July 25, 2016	August 5, 2016	$0.096666	$113
Total					$7,043

Refinancing of Lansbrook Village property

Subsequent to quarter end, on July 8, 2016, the Company, through an indirect subsidiary (the “Lansbrook Village Borrower”), entered into an approximately $57.2 million loan with Walker & Dunlop, LLC, on behalf of Fannie Mae, which is secured by Lansbrook Village. The loan matures August 1, 2026 and bears interest on a floating basis based on LIBOR plus 2.44%, with interest only payments until August 1, 2020, and thereafter will require principal installments of $92,671 in addition to accrued interest monthly until maturity. After July 8, 2017 the loan may be prepaid with a 1% prepayment fee through March 31, 2026, and thereafter at par. The loan is nonrecourse to the Company and the Lansbrook Village Borrower with certain standard scope non-recourse carve-outs for certain deeds, acts or failures to act on the part of the Company and the Lansbrook Village Borrower, or any of its officers, members, managers or employees.

July 2016 Offering of 7.625% Series C Cumulative Redeemable Preferred Stock

Subsequent to quarter end, on July 19, 2016, the Company completed an underwritten offering (the “July 2016 Preferred Stock Offering”) of 2,300,000 shares of 7.625% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC pursuant to the January 2016 Shelf Registration Statement. The public offering price of $25.00 per share was announced on July 12, 2016. Net proceeds of the July 2016 Preferred Stock Offering were approximately $55.3 million after deducting underwriting discounts and commissions and estimated offering costs.

Acquisition of ARIUM Westside

On July 14, 2016, the Company, through joint venture subsidiaries of its Operating Partnership, acquired a leasehold interest in a 336-unit, Class A, mixed-use apartment community located in Atlanta, Georgia, known as Tenside Apartment Homes to be rebranded as ARIUM Westside (“Westside”).  The Company’s indirect ownership interest in the joint venture that owns Westside is 90%. The purchase price for Westside of approximately $74.5 million was funded, in part, with a $52.2 million senior mortgage loan made by Walker & Dunlop, LLC on behalf of Fannie Mae and secured by the Westside leasehold interest (the “Westside Loan”). The Westside Loan matures August 1, 2023 and bears interest at a rate of 3.68%. The Company provided certain standard scope non-recourse carveout guarantees in conjunction with the Westside Loan.

Equity Incentive Plans - LTIP Grants

On August 3, 2016, the Company issued a grant of certain long-term incentive plan units, or LTIP Units, under the Amended 2014 Incentive Plans to the Company’s external manager, BRG Manager, LLC. The equity grant consisted of 176,610 LTIP Units. The LTIP Units will vest ratably over three years, subject to certain terms and conditions. The LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock. The LTIP Units provide for the payment of distribution equivalents at the same time distributions are paid to holders of the Company’s Class A common stock.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the factors included in this Quarterly Report on Form 10-Q, including those set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	use of proceeds of the Company’s equity offerings;

•	the competitive environment in which we operate;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	risks associated with geographic concentration of our investments;

•	decreased rental rates or increasing vacancy rates;

•	our ability to lease units in newly acquired or newly constructed apartment properties;

•	potential defaults on or non-renewal of leases by tenants;

•	creditworthiness of tenants;

•	our ability to obtain financing for and complete acquisitions under contract at the contemplated terms, or at all;

•	development and acquisition risks, including rising and unanticipated costs and failure of such acquisitions and developments to perform in accordance with projections;

•	the timing of acquisitions and dispositions;

•	the performance of our Partner Network;

•	potential natural disasters such as hurricanes, tornadoes and floods;

•	national, international, regional and local economic conditions;

•	Board determination as to timing and payment of dividends, and our ability to pay future distributions at the dividend rates we have paid historically;

•	the general level of interest rates;

•	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;

•	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;

•	lack of or insufficient amounts of insurance;

•	our ability to maintain our qualification as a REIT;

•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us or a subsidiary owned by us or acquired by us.

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

As of June 30, 2016, our portfolio consisted of interests in twenty-four properties (seventeen operating properties and seven development properties). The twenty-four properties contain an aggregate of 7,717 units, comprised of 5,668 operating units and 2,049 units under development. As of June 30, 2016, these properties, exclusive of our development properties, and Whetstone, Sorrel and EOS, the lease-up properties, were approximately 95% occupied.

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

Significant Developments

During the six months ended June 30, 2016, we made one convertible preferred investment and acquired three stabilized properties as discussed below.

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

Acquisition of West Morehead interest

On January 6, 2016, we, through a wholly-owned subsidiary of the Operating Partnership, BRG Morehead NC, LLC, made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of ArchCo Residential, to develop an approximately 283-unit Class A apartment community located in Charlotte, North Carolina to be known as West Morehead.  We have made a capital commitment of approximately $20.2 million to acquire 100% of the preferred equity interests in BR Morehead JV Member, LLC, of which $3.5 million has been funded at June 30, 2016.

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

Held for sale – Springhouse at Newport News

The Company has signed an agreement to sell the Springhouse at Newport News property and has classified the property as held for sale as of June 30, 2016. Closing of the transaction is subject to the satisfactory completion of the purchaser’s due diligence and other customary closing conditions, and there is no assurance that the conditions will be satisfied or that the sale will occur as contemplated.

Acquisition of ARIUM Westside

Subsequent to quarter end, on July 14, 2016, we, through joint venture subsidiaries of our Operating Partnership, acquired a leasehold interest a 336-unit, Class A, mixed-use apartment community located in Atlanta, Georgia, known as Tenside Apartment Homes to be rebranded as ARIUM Westside (“Westside”).  Our indirect ownership interest in the joint venture that owns Westside is 90%. The purchase price for Westside of approximately $74.5 million was funded, in part, with a $52.2 million senior mortgage loan secured by the Westside leasehold interest.

Recent Stock Offerings

During the six months ended June 30, 2016 we continued to raise capital to finance our investment activities.

On February 24, 2016, we filed a prospectus supplement to the December 2014 Shelf Registration Statement offering a maximum of 150,000 Units (the “Series B Units”) consisting of 150,000 shares of the reclassified Series B redeemable preferred stock (the “Series B Preferred Stock”) and warrants (the “Warrants”) to purchase 3,000,000 shares of Class A common stock (liquidation preference $1,000 per share of Series B Preferred Stock) (the “Series B Preferred Offering”). As of June 30, 2016, the Company has sold 1,890 shares of Series B Preferred Stock and 1,890 Warrants to purchase 37,800 shares of Class A common stock for net proceeds of approximately $1.7 million after commissions and fees.

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

On April 25, 2016, we completed an underwritten offering (the “April 2016 Preferred Stock Offering”) of 2,300,000 shares of Series A Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC pursuant to the January 2016 Shelf Registration Statement. The public offering price of $25.00 per share was announced on April 20, 2016. Net proceeds of the April 2016 Preferred Stock Offering were approximately $55.3 million after deducting underwriting discounts and commissions and estimated offering costs.

On May 26, 2016, we completed an offering (the “May 2016 Preferred Stock Offering”) of 400,000 shares of Series A Preferred Stock. The shares were registered with the SEC pursuant to the January 2016 Shelf Registration Statement. The offering price of $25.00 per share was announced on May 26, 2016. Net proceeds of the May 2016 Preferred Stock Offering were approximately $9.5 million after deducting underwriting discounts and commissions and estimated offering costs.

Subsequent to quarter end, on July 19, 2016, we completed an underwritten offering (the “July 2016 Preferred Stock Offering”) of 2,300,000 shares of 7.625% Series C Cumulative Redeemable Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC pursuant to the January 2016 Shelf Registration Statement. The public offering price of $25.00 per share was announced on July 12, 2016. Net proceeds of the July 2016 Preferred Stock Offering were approximately $55.3 million after deducting underwriting discounts and commissions and estimated offering costs.

Our total stockholders’ equity decreased $17.0 million from $207.2 million as of December 31, 2015 to $190.2 million as of June 30, 2016. The decrease in our total stockholders’ equity is primarily attributable to our net loss of $4.4 million and dividends declared of $16.4 million, offset by equity compensation of $4.1 million during the six months ended June 30, 2016.

Results of Operations

The following is a summary of our operating real estate investments as of June 30, 2016:

Multifamily Community Name/Location	Number of Units	Date Built/Renovated (1)	Ownership Interest	Average Rent (2)	% Occupied(3)
ARIUM at Palmer Ranch, Sarasota, FL	320	2016	95.0%	$1,114	92%
ARIUM Grandewood, Orlando, FL	306	2005	95.0%	1,202	99%
ARIUM Gulfshore, Naples, FL	368	2016	95.0%	1,096	94%
ARIUM Palms, Orlando, FL	252	2008	95.0%	1,182	95%
Ashton Reserve, Charlotte, NC	473	2015	100.0%	1,085	94%
Enders Place at Baldwin Park, Orlando, FL	220	2003	89.5%	1,633	95%
EOS, Orlando, FL (4)	296	2015		1,211	79%
Fox Hill, Austin , TX	288	2010	94.6%	1,169	97%
Lansbrook Village, Palm Harbor, FL (5)	617	2004	90.0%	1,206	91%
MDA Apartment, Chicago, IL	190	2006	35.3%	2,266	93%
Park & Kingston, Charlotte, NC	168	2015	96.0%	1,179	98%
Sorrel, Frisco, TX (6)	352	2015	95.0%	1,288	95%
Sovereign, Fort Worth, TX	322	2015	95.0%	1,278	97%
Springhouse at Newport News, Newport News, VA	432	1985	75.0%	842	97%
The Preserve at Henderson Beach, Destin, FL	340	2009	100.0%	1,237	94%
Village Green of Ann Arbor, Ann Arbor, MI	520	2013	48.6%	1,184	95%
Whetstone, Durham, NC (4)	204	2015		1,325	88%
Total/Average	5,668			$1,209	95%

(1) Represents date of last significant renovation or year built if there were no renovations.

(2) Represents the average effective monthly rent per occupied unit for all occupied units for the three months ended June 30, 2016. The average rent for Whetstone, Sorrel and EOS, which are still in lease-up, is pro forma based on underwriting. Total concessions for the three months ended June 30, 2016 amounted to approximately $422,000.

(3) Percent occupied is calculated as (i) the number of units occupied as of June 30, 2016, divided by (ii) total number of units, expressed as a percentage, excluding Whetstone and EOS, which are still in lease-up.

(4) Whetstone and EOS are currently preferred equity investments providing a stated investment return and both properties are in lease-up and actual average rents were $1,162 and $1,206, respectively, net of upfront lease-up concessions.

(5) Includes an additional 44 units acquired since the original acquisition in May 2014, of which 15 units were acquired in the six months ended June 30, 2016.

(6) Sorrel was in lease-up during the period ended June 30, 2016, average actual rents were $1,194, net of up-front lease-up concessions.

The following is a summary of our development properties as of June 30, 2016:

		Total Estimated		Estimated			Pro Forma
	Number of	Construction	Cost to Date	Construction	Initial	Final Units to	Average
Multifamily Community Name, Location	Units	Cost (in millions)	(in millions)	Cost Per Unit	Occupancy	be Delivered	Rent (1)
Alexan CityCentre, Houston, TX	340	$81.8	$40.6	$240,588	2Q17	4Q17	$2,144
Alexan Southside Place, Houston, TX	269	$48.6	$6.3	$180,669	4Q17	2Q18	$2,019
Cheshire Bridge, Atlanta, GA	285	$48.7	$16.2	$170,877	1Q17	3Q17	$1,559
Domain 1, Garland, TX	301	$50.7	$5.1	$168,439	2Q18	3Q18	$1,425
Flagler Village, Fort Lauderdale, FL	326	$107.8	$15.8	$330,675	2Q19	2Q20	$2,483
Lake Boone Trail, Raleigh, NC	245	$40.2	$9.9	$164,082	1Q18	3Q18	$1,402
West Morehead, Charlotte, NC	283	$57.9	$7.5	$204,594	2Q18	4Q18	$1,601
	2,049						$1,832

(1) Represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenue

Net rental income increased $7.6 million, or 77%, to $17.5 million for the three months ended June 30, 2016 as compared to $9.9 million for the same prior year period. This increase was primarily due to the acquisition of various interests in seven properties subsequent to June 30, 2015, Ashton Reserve, ARIUM Palms, Sorrel, Sovereign, ARIUM Gulfshore, ARIUM at Palmer Ranch, and The Preserve at Henderson Beach.

Other property revenue increased $0.3 million, or 50%, to $0.9 million for the three months ended June 30, 2016 as compared to $0.6 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above.

Expenses

Property operating expenses increased $3.0 million, or 69%, to $7.4 million for the three months ended June 30, 2016 as compared to $4.4 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above. Property NOI margins improved to 59.8% of total revenues for the three months ended June 30, 2016 from 58.3% in the prior year quarter. Property NOI margins are computed as total revenues less property operating expenses, divided by total revenues.

 General and administrative expenses amounted to $1.7 million for the three months ended June 30, 2016 as compared to $0.7 million for the same prior year period. The increase in general and administrative costs relates to the increasing size of the company and public company costs. Excluding non-cash equity compensation expense of $1.0 million and $0.2 million for the three months ended June 30, 2016 and 2015, respectively, general and administrative expenses were $0.7 million, or 3.7% of revenues for the three months ended June 30, 2016 as compared to $0.5 million, or 4.9% of revenues, for the same prior year period.

Management fees increased to $1.4 million for the three months ended June 30, 2016 as compared to $0.7 million for the same prior year period. Base management fees of $1.4 million and $0.7 million were expensed in the three months ended June 30, 2016 and 2015, respectively. There was no incentive management fee expensed in the three months ended June 30, 2016. Base management fees increased primarily due to an increase in equity as a result of the Follow-On Offerings. Base management fees of $1.4 million for the quarter ended June 30, 2016 will be paid in LTIP Units in lieu of cash.

Acquisition costs were $0.2 million for the three months ended June 30, 2016 as compared to $0.2 million for the same prior year period. The costs were primarily due to the acquisition of ARIUM Westside (which was acquired in July 2016) and additional units at Lansbrook Village during the three months ended June 30, 2016, while the costs during the prior year quarter were primarily due to the acquisition of preferred interests in Whetstone and Cheshire Bridge.

Depreciation and amortization expenses was $7.8 million for the three months ended June 30, 2016 as compared to $3.7 million for the same prior year period. The increase is related to additional depreciation and amortization expense on the acquisition of the properties mentioned above.

Other Income and Expense

Other income and expenses amounted to an expense of $1.8 million for the three months ended June 30, 2016 as compared to $1.4 million for the same prior year period. This was primarily due to an increase of $1.5 million in preferred returns and equity in income of unconsolidated joint venture interests due to an additional four investments, offset by an increase in interest expense, net, of $1.9 million, as the result of the increase in mortgages payable resulting from the acquisition of interests in the properties mentioned above.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Net rental income increased $14.8 million, or 80%, to $33.4 million for the six months ended June 30, 2016 as compared to $18.6 million for the same prior year period. This increase was primarily due to the acquisition of various interests in seven properties subsequent to June 30, 2015, Ashton Reserve, ARIUM Palms, Sorrel, Sovereign, Park & Kingston II, ARIUM Gulfshore, ARIUM at Palmer Ranch, and The Preserve at Henderson Beach.

Other property revenue increased $0.7 million, or 78%, to $1.6 million for the six months ended June 30, 2016 as compared to $0.9 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above.

Expenses

Property operating expenses increased $5.8 million, or 70%, to $14.0 million for the six months ended June 30, 2016 as compared to $8.2 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above. Property NOI margins improved to 60.1% of total revenues for the six months ended June 30, 2016 from 57.8% in the prior year. Property NOI margins are computed as total revenues less property operating expenses, divided by total revenues.

 General and administrative expenses amounted to $3.0 million for the six months ended June 30, 2016 as compared to $1.7 million for the same prior year period. The increase in general and administrative costs relates to the increasing size of the company and public company costs. Excluding non-cash equity compensation expense of $1.7 million and $0.7 million for the six months ended June 30, 2016 and 2015, respectively, general and administrative expenses were $1.3 million, or 3.8% of revenues for the six months ended June 30, 2016 as compared to $1.0 million, or 5.0% of revenues, for the same prior year period.

Management fees increased to $2.6 million for the six months ended June 30, 2016 as compared to $2.2 million for the same prior year period. Base management fees of $2.6 million and $1.2 million were expensed in the six months ended June 30, 2016 and 2015, respectively. Incentive management fees of $0.9 million were expensed in the three months ended March 31, 2015 and were paid in 67,837 LTIP Units. There was no incentive management fee expensed in the six months ended June 30, 2016. Base management fees increased primarily due to an increase in equity as a result of the Follow-On Offerings. Base management fees of $1.4 million for the three months ended June 30, 2016 will be paid in LTIP Units in lieu of cash while base management fees of $1.2 million for the three months ended March 31, 2016 were paid through the issuance of 108,045 LTIP Units on May 10, 2016.

Acquisition costs increased to $1.5 million for the six months ended June 30, 2016 as compared to $0.7 million for the same prior year period. The costs were primarily due to the acquisition of ARIUM Gulfshore, ARIUM at Palmer Ranch, and The Preserve at Henderson Beach during the six months ended June 30, 2016, while the costs during the prior year quarter were primarily due to the acquisition of Park & Kingston and Fox Hill properties and the acquisition of preferred equity interests in Alexan Southside, Whetstone and Cheshire Bridge.

Depreciation and amortization expenses was $15.3 million for the six months ended June 30, 2016 as compared to $6.5 million for the same prior year period. The increase is related to additional depreciation and amortization expense on the acquisition of the properties mentioned above.

Other Income and Expense

Other income and expenses amounted to an expense of $3.3 million for the six months ended June 30, 2016 as compared to other income of $8.4 million for the same prior year period. This was primarily due to an increase of $3.5 million in preferred returns and equity in income of unconsolidated joint venture interests due to an additional four investments, offset by a decrease in equity in gain on sale of our unconsolidated 23Hundred@Berry Hill joint venture of $11.3 million, and an increase in interest expense, net, of $3.8 million, as the result of the increase in mortgages payable resulting from the acquisition of interests in the properties mentioned above.

Property Operations

We define “same store” properties as those that we owned and operated for the entirety of both periods being compared, except for properties that are in the construction or lease-up phases, or properties that are undergoing development or significant redevelopment. We move properties previously excluded from our same store portfolio for these reasons into the same store designation once they have stabilized or the development or redevelopment is complete and such status has been reflected fully in all quarters during the applicable periods of comparison. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property stabilized upon attainment of 90% physical occupancy, subject to loss-to-lease, bad debt and rent concessions.  For comparison of our three months ended June 30, 2016 and 2015, the same store properties included properties owned at April 1, 2015. Our same store properties for the three months ended June 30, 2016 and 2015 were Springhouse at Newport News, Enders Place at Baldwin Park, Village Green of Ann Arbor, MDA Apartments, Lansbrook Village, ARIUM Grandewood, Fox Hill and Park & Kingston. Our non-same store properties for the same period were North Park Towers, Ashton Reserve, ARIUM Palms, Sovereign, Sorrel, ARIUM Gulfshore, ARIUM at Palmer Ranch, and The Preserve at Henderson Beach. For comparison of our six months ended June 30, 2016 and 2015, the same store properties included properties owned at January 1, 2015. Our same store properties for the six months ended June 30, 2016 and 2015 were Springhouse at Newport News, Enders Place at Baldwin Park, Village Green of Ann Arbor, MDA Apartments, Lansbrook Village and ARIUM Grandewood. Our non-same store properties for the same period were 23Hundred@Berry Hill, North Park Towers, Fox Hill, Park & Kingston, Ashton Reserve, ARIUM Palms, Sovereign, Sorrel, ARIUM Gulfshore, ARIUM at Palmer Ranch, and The Preserve at Henderson Beach.

23Hundred@Berry Hill was accounted for under the equity method during the six months June 30, 2015, but is reflected in our table of net operating income as if it was consolidated. For the six months ended June 30, 2015, the components of non-same store property revenues, property expenses and net operating income represented by this property were $0.2 million, $0.1 million and $0.1 million, respectively. 23Hundred@Berry Hill financial information can be found at Note 3, "Sale of Unconsolidated Real Estate Joint Ventures." Berry Hill was sold on January 14, 2015.

The following table presents the same store and non-same store results from operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,		Change
	2016	2015	$	%
Property Revenues
Same Store	$10,120	$9,534	$586	6.1%
Non-Same Store	8,279	937	7,342	783.6%
Total property revenues	18,399	10,471	7,928	75.7%

Property Expenses
Same Store	3,878	3,794	84	2.2%
Non-Same Store	3,511	580	2,931	505.3%
Total property expenses	7,389	4,374	3,015	68.9%

Same Store NOI	6,242	5,740	502	8.7%
Non-Same Store NOI	4,768	357	4,411	1235.6%
Total NOI(1)	$11,010	$6,097	$4,913	80.6%

	Six Months Ended June 30,		Change
	2016	2015	$	%
Property Revenues
Same Store	$16,853	$15,986	$867	5.4%
Non-Same Store	18,180	3,669	14,511	395.5%
Total property revenues	35,033	19,655	15,378	78.2%

Property Expenses
Same Store	6,357	6,335	22	0.3%
Non-Same Store	7,625	1,914	5,711	298.4%
Total property expenses	13,982	8,249	5,733	69.5%

Same Store NOI	10,496	9,651	845	8.8%
Non-Same Store NOI	10,555	1,755	8,800	501.4%
Total NOI(1)	$21,051	$11,406	$9,645	84.6%

(1) See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Same store NOI for the three months ended June 30, 2016 increased by 8.7% to $6.2 million from $5.7 million for the 2015 period. There was a 6.1% increase in same store property revenues as compared to the 2015 period, primarily attributable to a 4.7% increase in average rental rates, a 142 basis point increase in average occupancy and 18 additional units at our Lansbrook Village property. Same store expenses increased 2.2%.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during 2016 and 2015. The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Same store NOI for the six months ended June 30, 2016 increased by 8.8% to $10.5 million from $9.7 million for the 2015 period. There was a 5.4% increase in same store property revenues as compared to the 2015 period, primarily attributable to a 4.5% increase in average rental rates, a 77 basis point increase in average occupancy and 18 additional units at our Lansbrook Village property. Same store expenses increased 0.3%.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during 2016 and 2015. The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

Net Operating Income

We believe that net operating income (“NOI”), is a useful measure of our operating performance. We define NOI as total property revenues less total property operating expenses, excluding depreciation and amortization and interest. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. NOI also is a computation made by analysts and investors to measure a real estate company's operating performance.

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

However, NOI should only be used as an alternative measure of our financial performance. The following table reflects same store and non-same store contributions to consolidated NOI, together with a reconciliation of NOI to net (loss) income attributable to common stockholders, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net operating income
Same store	$6,242	$5,740	$10,496	$9,651
Non-same store	4,768	357	10,555	1,755
Total net operating income	11,010	6,097	21,051	11,406
Less:
Interest expense	4,510	2,676	8,651	5,041
Total property income	6,500	3,421	12,400	6,365
Less:
Noncontrolling interest pro-rata share of property income	1,065	941	2,081	1,877
Other (income) loss related to JV/MM entities	—	36	—	53
Pro-rata share of properties’ income	5,435	2,444	10,319	4,435
Less pro-rata share of:
Depreciation and amortization	6,769	2,647	13,239	4,559
Amortization of non-cash interest expense	65	71	148	96
Line of credit interest, net	—	—	—	—
Management fees	1,394	701	2,591	2,120
Acquisition and disposition costs	227	210	1,373	685
Corporate operating expenses	1,666	732	2,935	1,639
Preferred dividends	2,924	—	4,385	—
Preferred stock accretion	166	—	289	—
Add pro-rata share of:
Other income	—	51	—	68
Preferred returns and equity in income of unconsolidated real estate joint ventures	2,733	1,286	5,462	2,005
Gain on sale of joint venture interest, net of fees	—	(2)	—	5,322
Net (loss) income attributable to common stockholders	$(5,043)	$(582)	$(9,179)	$2,731

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

The Company believes the properties underlying its real estate investments are performing well. The Company had a portfolio-wide debt service coverage ratio of 2.15x and occupancy of 95%, exclusive of its development properties, at June 30, 2016. In the recent past, we have met our short-term liquidity requirements through revenues on our multifamily investments and the proceeds of our equity offerings.

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

In general, we believe our cash flows from operations, available cash balances, the use of equity offerings, including the ATM Offering, the April 2016 Preferred Stock Offering, the May 2016 Preferred Stock Offering, the Series B Preferred Offering, the July 2016 Preferred Stock Offering and other future financing arrangements will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months.

Our primary long-term liquidity requirements relate to (a) costs for additional apartment community investments; (b) repayment of long-term debt; (c) capital expenditures; and (d) cash redemption requirements related to our Series A Preferred Stock and Series B Preferred Stock.

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

In prior quarters, including the six months ended June 30, 2015, our Manager waived current year reimbursable operating expenses to support our continued operations. Operating expense reimbursements of $0.1 million were expensed during the three months ended September 30, 2015, were reimbursed in cash and are recorded as part of general and administrative expenses. Operating expense reimbursements of $0.1 million were expensed during the three months ended December 31, 2015, which were paid through the issuance of 14,138 LTIP Units on February 29, 2016. Operating expense reimbursements of $0.3 million were expensed during the six months ended June 30, 2016, were reimbursed in cash and are recorded as part of general and administrative expenses.

For the remainder of 2016, the Company expects to maintain a distribution paid on a monthly basis to all of our Class A common stockholders at a quarterly rate of $0.29 per share. To the extent the Company continues to pay distributions at this rate, the Company expects to substantially use cash flows from operations to fund distribution payments. The Board will review the distribution rate quarterly, and there can be no assurance that the current distribution level will be maintained. While our policy is generally to pay distributions from cash flow from operations, our distributions through June 30, 2016 have been paid from proceeds from our continuous registered public offering, proceeds from the IPO and Follow-On Offerings and sales of assets, and may in the future be paid from additional sources, such as from borrowings.

Off-Balance Sheet Arrangements

As of June 30, 2016, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of June 30, 2016, we own interests in nine joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

Cash Flows from Operating Activities

As of June 30, 2016, we owned indirect equity interests in twenty-four real estate properties (seventeen operating properties and seven development properties), fifteen of which are consolidated for reporting purposes.  During the six months ended June 30, 2016, net cash provided by operating activities was $18.3 million.  After the net loss of $4.6 million was reduced for $14.1 million of non-cash items, net cash provided by operating activities consisted of the following:

•	Distributions from unconsolidated joint ventures of $5.4 million;

•	Increase in accounts payable and accrued liabilities of $4.2 million;

•	Increase in payables due to affiliates of $0.2 million;

•	Partially offset by a decrease in our accounts receivable and other assets of $1.0 million.

Cash Flows from Investing Activities

During the six months ended June 30, 2016, net cash used in investing activities was $112.7 million, primarily due to the following:

•	$103.9 million used in acquiring consolidated real estate investments;

•	$8.3 million used in acquiring investments in unconsolidated joint ventures;

•	$2.2 million used on capital expenditures; and

•	Partially offset by a decrease of $1.7 million in our restricted cash balance.

Cash Flows from Financing Activities

During the six months ended June 30, 2016, net cash provided by financing activities was $116.6 million, primarily due to the following:

•	net borrowings of $63.5 million on mortgages payable;

•	net proceeds of $68.6 million from issuance of Series A preferred stock;

•	net proceeds of $1.6 million from issuance of Series B preferred units;

•	partially offset by $1.2 million in distributions paid to our noncontrolling interests;

•	$12.1 million paid in cash distributions paid to common stockholders;

•	$2.6 million paid in cash distributions paid to preferred stockholders;

•	$1.7 million increase in deferred financing costs; and

•	$1.1 million of repayments of our mortgages payable.

Capital Expenditures

The following table summarizes our total capital expenditures for the six months ended June 30, 2016 and 2015 (amounts in thousands):

	For the six months ended June 30,
	2016	2015
Redevelopment/renovations	$1,264	$622
Routine capital expenditures	941	557
Total capital expenditures	$2,205	$1,179

We define redevelopment and renovation costs as non-recurring capital expenditures for significant projects that upgrade units or common areas and projects that are revenue enhancing for the six months ended June 30, 2016. We define routine capital expenditures as capital expenditures that are incurred at every property and exclude development, investment, revenue enhancing and non-recurring capital expenditures.

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

During the six months ended June 30, 2016, we incurred $1.5 million of acquisition expense and no disposition expense, of which $1.4 million was our pro rata share of the expense. We incurred $0.7 million of acquisition expense and $0.7 million of disposition expense during the six months ended June 30, 2015, of which $0.7 million was our pro-rata share of expense.

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

We have acquired interests in seven additional properties and four investments accounted for on the equity method of accounting and sold two properties subsequent to June 30, 2015. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

The table below presents our calculation of FFO and AFFO for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net (loss) income attributable to common stockholders	$(5,043)	$(582)	$(9,179)	$2,731
Common stockholders pro-rata share of:
Real estate depreciation and amortization(1)	6,769	2,647	13,239	4,559
Loss (gain) on sale of joint venture interests	—	2	—	(5,322)
FFO Attributable to Common Stockholders	$1,726	$2,067	$4,060	$1,968
Common stockholders pro-rata share of:
Amortization of non-cash interest expense	65	72	148	95
Acquisition and disposition costs	227	210	1,373	685
Normally recurring capital expenditures(2)	(208)	(184)	(416)	(298)
Preferred stock accretion	166	—	289	—
Non-cash equity compensation	2,400	927	4,218	2,292

AFFO Attributable to Common Stockholders	$4,376	$3,092	$9,672	$4,742

FFO Attributable to Common Stockholders per share	$0.08	$0.13	$0.20	$0.14

AFFO Attributable to Common Stockholders per share	$0.21	$0.19	$0.47	$0.33

Weighted average common shares outstanding	20,688,631	16,353,209	20,611,802	14,471,856

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2016 (in thousands) which consisted of mortgage notes secured by our properties. At June 30, 2016, our estimated future required payments on these obligations were:

		Remainder of
	Total	2016	2017-2018	2019-2020	Thereafter
Mortgages Payable (Principal)	$481,861	$1,720	$51,541	$50,048	$378,552
Estimated Interest Payments on Mortgage Notes Payable, Unsecured Term Loans and Senior Unsecured Notes	107,039	9,173	34,862	30,000	33,004
Total	$588,900	$10,893	$86,403	$80,048	$411,556

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid or Payable
Class A common stock
October 7, 2015	December 25, 2015	$0.096667	January 5, 2016
January 13, 2016	January 25, 2016	$0.096666	February 5, 2016
January 13, 2016	February 25, 2016	$0.096667	March 5, 2016
January 13, 2016	March 24 2016	$0.096667	April 5, 2016
April 8, 2016	April 25, 2016	$0.096666	May 5, 2016
April 8, 2016	May 25, 2016	$0.096667	June 6, 2016
April 8, 2016	June 24, 2016	$0.096667	July 5, 2016
July 8, 2016	July 25, 2016	$0.096666	August 5, 2016
July 8, 2016	August 25, 2016	$0.096667	September 5, 2016
July 8, 2016	September 23, 2016	$0.096667	October 5, 2016
Class B-3 common stock
October 7, 2015	December 25, 2015	$0.096667	January 5, 2016
January 13, 2016	January 25, 2016	$0.096666	February 5, 2016
January 13, 2016	February 25, 2016	$0.096667	March 5, 2016
Series A Preferred Stock
December 14, 2015	December 24, 2015	$0.401000	January 5, 2016
March 11, 2016	March 24, 2016	$0.515625	April 5, 2016
June 10, 2016	June 24, 2016	$0.515625	July 5, 2016
Series B Preferred Stock
April 15, 2016	April 25, 2016	$5.00	May 5, 2016
May 13, 2016	May 25, 2016	$5.00	June 5, 2016
June 10, 2016	June 24, 2016	$5.00	July 5, 2016
July 8, 2016	July 25, 2016	$5.00	August 5, 2016
July 8, 2016	August 25, 2016	$5.00	September 5, 2016
July 8, 2016	September 23, 2016	$5.00	October 5, 2016

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

Distributions paid for the six months ended June 30, 2016 and 2015, respectively, were funded from cash provided by operating activities except with respect to $0 and $2,542,000, respectively, which was funded from sales of real estate, borrowings, and/or proceeds from our equity offerings.

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Cash provided by operating activities	$18,278	$6,848

Cash distributions to preferred shareholders	$(2,643)	$-
Cash distributions to common shareholders	(12,111)	(8,188)
Cash distributions to noncontrolling interests	(1,186)	(1,202)
Total distributions	(15,940)	(9,390)

Shortfall	$-	$(2,542)

Proceeds from sale of joint venture interests	$-	$-
Proceeds from sale of unconsolidated real estate joint ventures	$-	$15,590
Proceeds from sale of real estate	$-	$-

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

Subsequent Events

Other than the items disclosed in Note 12, “Subsequent Events” to our interim Consolidated Financial Statements for the period ended June 30, 2016, no material events have occurred that required recognition or disclosure in these financial statements.  See Note 13 to our interim Consolidated Financial Statements for discussion.

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

($ in thousands)

	2016	2017	2018	2019	2020	Thereafter	Total
Mortgage Notes Payable	$1,720	$4,147	$47,394	$4,998	$45,050	$378,552	$481,861
Average Interest Rate	4.60%	4.58%	4.42%	4.30%	4.50%	3.58%

The fair value (in thousands) is estimated at $500.7 million for mortgages payable as of June 30, 2016.

The table above incorporates those exposures that exist as of June 30, 2016; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

As of June 30, 2016, a 100 basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $425,000 or decrease by $199,000, respectively, for the quarter ended June 30, 2016. The difference between the interest expense amounts related to an increase or decrease in our floating rate is because LIBOR was 0.47% at June 30, 2016, therefore we have limited the estimate of how much the interest costs may decrease as we use a floor of 0% for LIBOR.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Accounting Officer, evaluated, as of June 30, 2016, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Other than the following, there have been no material changes to our potential risks and uncertainties presented in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the twelve months ended December 31, 2015 filed with the SEC on February 24, 2016.

Your interests could be diluted by the incurrence of additional debt, the issuance of additional shares of preferred stock, including additional shares of Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock (together the “Preferred Stock”) and by other transactions.

As of June 30, 2016, our total long term indebtedness was approximately $481.8 million, and we may incur significant additional debt in the future. The Preferred Stock is subordinate to all of our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. Our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and as of the date of this filing, we have issued 5,721,460 shares of Series A Preferred Stock (146,460 of which have been issued in the ATM Offering), 4,442 shares of Series B Preferred Stock and 2,300,000 shares of Series C Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Preferred Stock would dilute the interests of the holders of shares of Preferred Stock, and any issuance of preferred stock senior to the Preferred Stock or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Preferred Stock. We may issue preferred stock on parity with the Preferred Stock without the consent of the holders of the Preferred Stock. Other than the Asset Coverage Ratio and the right of holders to cause us to redeem the Series A Preferred Stock and Series C Preferred Stock upon a Change of Control/Delisting, none of the provisions relating to the Preferred Stock relate to or limit our indebtedness or afford the holders of shares of Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of shares of Preferred Stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Equity Grant of LTIP Units to Manager

On August 3, 2016, the Compensation Committee of the Board approved an equity grant to the Manager of an aggregate of 176,610 LTIP Units (the “Manager LTIP Units”) pursuant to the Company’s Amended and Restated 2014 Equity Incentive Plan for Entities dated effective as of May 28, 2015 (the “2014 Entities Plan”), and the Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated April 2, 2014 (the “Partnership Agreement”).

In determining the size of the equity grant to be made to the Manager under the 2014 Entities Plan, the Compensation Committee considered the Company’s recent performance on certain key financial and total shareholder return performance metrics. The Compensation Committee utilized this information in approving the equity grant of the Manager LTIP Units to the Manager, which the Compensation Committee determined to be reasonable in relation to the Company’s performance.

On August 3, 2016, the Compensation Committee further approved the Company’s entry into an LTIP Unit Vesting Agreement (the “LTIP Unit Vesting Agreement”) with the Operating Partnership and the Manager in connection with the grant to the Manager of the Manager LTIP Units. On August 3, 2016, the Company entered into the LTIP Unit Vesting Agreement, and pursuant to its terms, caused the Operating Partnership to issue the Manager LTIP Units to the Manager. Under the LTIP Unit Vesting Agreement, the Manager LTIP Units are subject to time-based vesting provisions over a three-year period, and will vest ratably on August 3, 2017, August 3, 2018, and August 3, 2019, respectively, subject to certain terms and conditions related to the continued service of the Manager under the Management Agreement. The Manager LTIP Units may be convertible to OP Units upon reaching capital account equivalency with the OP Units held by the Company, and may then be settled in shares of the Company’s Class A common stock, subject to certain restrictions and limitations. The Manager will be entitled to receive “distribution equivalents” with respect to the Manager LTIP Units at the same time distributions are paid to the holders of the Company’s Class A common stock.

The Manager LTIP Units were issued to the Manager in reliance upon exemptions from registration provided by Section 4(A)(2) of the Securities Act of 1933 and Regulation D. The Manager has a substantive, pre-existing relationship with the Company and is an “accredited investor” as defined in Regulation D. The foregoing description of the LTIP Unit Vesting Agreement is a summary and is qualified in its entirety by the terms of the LTIP Unit Vesting Agreement as filed with the SEC.

Item 6.  Exhibits

10.1	Modification Agreement by and among BR T&C BLVD., LLC, as borrower, CFP Residential, L.P., Maple Residential, L.P., CFH Maple Residential Investor, L.P., VF Residential, Ltd., and VF Multifamily Holdings, Ltd., as guarantors, and Compass Bank and Green Bank, as Lenders, dated as of June 7, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2016

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Pricing Press Release, dated April 20, 2016, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 26, 2016

99.2	Closing Press Release, dated April 20, 2016, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 26, 2016

99.3	Press Release, dated May 10, 2016 , incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 10, 2016

99.4	Supplemental Financial Information, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 10, 2016

99.5	Pricing Press Release, dated May 26, 2016, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 1, 2016

99.6	Presentation, dated June 6, 2016, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 7, 2016

99.7	Press Release, dated July 12, 2016, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 18, 2016

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

DATE:	August 8, 2016	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer and President
(Principal Executive Officer)

DATE:	August 8, 2016	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Accounting Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)

