Form 10-Q
period 2016-09-30
Bluerock Residential Growth REIT, Inc.
filed 2016-11-08
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Number of shares outstanding of the registrant’s

classes of common stock, as of November 1, 2016:

Class A Common Stock: 19,566,791 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-Q

September 30, 2016

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	September 30, 2016	December 31, 2015
ASSETS
Net Real Estate Investments
Land	$89,330	$65,057
Buildings and improvements	626,854	474,608
Furniture, fixtures and equipment	21,615	17,155
Total Gross Real Estate Investments	737,799	556,820
Accumulated depreciation	(35,266)	(23,437)
Total Net Real Estate Investments	702,533	533,383
Cash and cash equivalents	130,521	68,960
Restricted cash	24,751	11,669
Due from affiliates	961	861
Accounts receivable, prepaid and other assets	10,313	6,742
Preferred equity investments and investments in unconsolidated real estate joint ventures	92,558	75,223
In-place lease intangible assets, net	1,269	2,389
Total Assets	$962,906	$699,227

LIABILITIES AND EQUITY
Mortgages payable	$525,036	$380,102
Accounts payable	514	587
Other accrued liabilities	14,350	7,013
Due to affiliates	2,152	1,485
Distributions payable	5,973	3,163
Total Liabilities	548,025	392,350
8.250% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 10,875,000 and 2,875,000 shares authorized, and 5,721,460 and 2,875,000 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	138,130	69,165
Series B Redeemable Preferred Stock, liquidation preference $1,000 per share, 150,000 shares authorized, 8,827 and none issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	7,698	—
7.6250% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 4,000,000 and no shares authorized, and 2,323,750 and none issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	56,076	—
Stockholders’ Equity
Preferred stock, $0.01 par value, 234,975,000 shares authorized; none issued and outstanding	—	—
Common stock - Class A, $0.01 par value, 747,586,185 shares authorized; 19,566,437 and 19,202,112 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	196	192
Common stock - Class B-3, $0.01 par value, 804,605 shares authorized; none and 353,629 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	—	4
Additional paid-in-capital	254,770	248,484
Distributions in excess of cumulative earnings	(71,249)	(41,496)
Total Stockholders’ Equity	183,717	207,184
Noncontrolling Interests
Operating partnership units	2,432	2,908
Partially owned properties	26,828	27,620
Total Noncontrolling Interests	29,260	30,528
Total Equity	212,977	237,712
TOTAL LIABILITIES AND EQUITY	$962,906	$699,227

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Net rental income	$18,572	$11,049	$52,013	$29,611
Other property revenues	1,052	511	2,644	1,454
Total revenues	19,624	11,560	54,657	31,065
Expenses
Property operating	7,538	4,698	21,519	12,924
General and administrative	1,177	1,246	4,155	2,912
Management fees	1,866	896	4,495	3,051
Acquisition costs	689	739	2,143	1,409
Depreciation and amortization	7,166	3,993	22,465	10,499
Total expenses	18,436	11,572	54,777	30,795
Operating income (loss)	1,188	(12)	(120)	270
Other income (expense)
Other income	26	—	26	62
Preferred returns and equity in income of unconsolidated real estate joint ventures	3,074	2,366	8,617	4,391
Equity in gain on sale of unconsolidated real estate joint venture interests	—	11	—	11,303
Gain on sale of real estate investments	4,947	—	4,947	—
Loss on early extinguishment of debt	(2,393)	—	(2,393)	—
Interest expense, net	(5,274)	(2,967)	(14,091)	(7,985)
Total other income (expense)	380	(590)	(2,894)	7,771

Net income (loss)	1,568	(602)	(3,014)	8,041
Preferred stock dividends	(3,940)	—	(8,391)	—
Preferred stock accretion	(275)	—	(568)	—
Net (loss) income attributable to noncontrolling interests
Operating partnership units	(37)	(8)	(173)	57
Partially-owned properties	(59)	(20)	(73)	5,827
Net (loss) income attributable to noncontrolling interests	(96)	(28)	(246)	5,884
Net (loss) income attributable to common stockholders	$(2,551)	$(574)	$(11,727)	$2,157

Net (loss) income per common share - Basic	$(0.12)	$(0.03)	$(0.57)	$0.13

Net (loss) income per common share – Diluted	$(0.12)	$(0.03)	$(0.57)	$0.13

Weighted average basic common shares outstanding	20,908,543	20,166,384	20,706,338	16,383,736
Weighted average diluted common shares outstanding	20,908,543	20,166,384	20,706,338	16,396,038

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class B-3 Common Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid- in Capital	Cumulative Distributions	Net loss to Common Stockholders	Noncontrolling Interests	Total Equity
Balance, January 1, 2016	19,202,112	$192	353,629	$4	$248,484	$(32,001)	$(9,495)	$30,528	$237,712

Issuance of Class A common stock, net	3,196	-	-	-	38	-	-	-	38
Conversion of Class B-3 into Class A shares	353,629	4	(353,629)	(4)	-	-	-	-	-
Vesting of restricted stock compensation	-	-	-	-	130	-	-	-	130
Issuance of stock for director compensation	7,500	-	-	-	77	-	-	-	77
Issuance of Long-Term Incentive Plan ("LTIP") units	-	-	-	-	3,902	-	-	-	3,902
Issuance of LTIP units for compensation	-	-	-	-	1,996	-	-	-	1,996
Series B warrants					144				144
Contributions from noncontrolling interests, nets	-	-	-	-	-	-	-	4,142	4,142
Distributions declared	-	-	-	-	-	(18,026)	-	(265)	(18,291)
Series A Preferred Stock distributions declared	-	-	-	-	-	(7,383)	-	-	(7,383)
Series A Preferred Stock accretion	-	-	-	-	-	(462)	-	-	(462)
Series B Preferred Stock distributions declared	-	-	-	-	-	(106)	-	-	(106)
Series B Preferred Stock accretion	-	-	-	-	-	(49)	-	-	(49)
Series C Preferred Stock distributions declared						(902)			(902)
Series C Preferred Stock accretion						(57)			(57)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(2,844)	(2,844)
Redemption of operating partnership units					(21)			(38)	(59)
Noncontrolling interest related to sale of Springhouse at Newport News					20			(2,017)	(1,997)

Net loss	-	-	-	-	-	-	(2,768)	(246)	(3,014)

Balance, September 30, 2016	19,566,437	$196	-	$-	$254,770	$(58,986)	$(12,263)	$29,260	$212,977

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands, except share and per share amounts)

	Nine Months Ended
	September 30,
	2016	2015

Cash flows from operating activities
Net (loss) income	$(3,014)	$8,041
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	23,481	10,824
Amortization of fair value adjustments	(318)	(204)
Preferred returns and equity in income of unconsolidated real estate joint ventures	(8,617)	(4,391)
Equity in gain on sale of real estate assets of unconsolidated joint ventures	-	(11,303)
Gain on sale of real estate assets	(4,947)	-
Loss on early extinguishment of debt	(1,104)	-
Distributions of income and preferred returns from preferred equity investments and unconsolidated real estate joint ventures	8,277	6,958
Share-based compensation attributable to directors' stock compensation plan	207	102
Share-based compensation to Manager - LTIP Units	5,898	4,203
Changes in operating assets and liabilities:
Due (from) to affiliates, net	707	734
Accounts receivable, prepaid and other assets	(3,570)	(3,329)
Accounts payable and other accrued liabilities	7,260	4,232
Net cash provided by operating activities	24,260	15,867

Cash flows from investing activities:
Acquisitions of real estate investments	(178,382)	(116,952)
Capital expenditures	(3,992)	(2,470)
Proceeds from sale of unconsolidated real estate joint venture interests	-	15,590
Proceeds from sale of real estate assets	36,675	-
Purchases of interests from noncontrolling interests	(3,148)	(7,866)
Investment in unconsolidated real estate joint venture interests	(17,135)	(45,192)
Increase in restricted cash	(13,081)	(112)
Net cash used in investing activities	(179,063)	(157,002)

Cash flows from financing activities:
Distributions to common stockholders	(18,223)	(14,119)
Distributions to noncontrolling interests	(2,844)	(1,622)
Distributions to preferred stockholders	(5,647)	-
Contributions from noncontrolling interests	4,142	1,334
Borrowings on mortgages payable	177,700	68,224
Repayments on mortgages payable	(68,141)	(1,037)
Payments of deferred financing fees	(2,917)	(1,084)
Net proceeds from issuance of common stock	38	131,313
Net proceeds from issuance of 8.250% Series A Cumulative Redeemable Preferred Stock	68,503	-
Net proceeds from issuance of Series B Units	7,649	-
Net proceeds from issuance of Warrants underlying the Series B Redeemable Preferred Stock	144	-
Net proceeds from issuance of 7.625% Series C Cumulative Redeemable Preferred Stock	56,019	-
Payments to redeem Operating Partnership Units	(59)	-
Net cash provided by financing activities	216,364	183,009

Net increase in cash and cash equivalents	$61,561	$41,874

Cash and cash equivalents at beginning of period	$68,960	$23,059

Cash and cash equivalents at end of period	$130,521	$64,933
Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$13,006	$7,622
Distributions payable – declared and unpaid	$5,973	$1,111
Mortgages assumed upon property acquisitions	$39,054	$32,942

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

As of September 30, 2016, the Company's portfolio consisted of interests in twenty-five properties (seventeen operating properties and eight development properties). The Company’s twenty-five properties contain an aggregate of 7,790 units, comprised of 5,573 operating units and 2,217 units under development. As of September 30, 2016, these properties, exclusive of development properties, and EOS, the lease-up property, were approximately 94% occupied.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or the Operating Partnership’s wholly-owned subsidiaries, owns substantially all of the property interests acquired on the Company’s behalf. As of September 30, 2016, limited partners other than the Company owned approximately 8.22% of the Operating Partnership (1.41% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 6.81% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”)). Bluerock Real Estate, L.L.C., a Delaware limited liability company, is referred to as Bluerock (“Bluerock”), and the Company’s external manager, BRG Manager, LLC, a Delaware limited liability company, is referred to as its Manager (“Manager”). Both Bluerock and the Manager are related parties with respect to the Company, but are not within the Company’s control and are not consolidated in the Company’s financial statements.

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

New Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ” (“ASU-2016-15”). The ASU provides guidance on the treatment of cash receipts and cash payments for certain types of cash transactions, to eliminate diversity in practice in the presentation of the cash flow statement. For public business entities, the amendments in ASU 2016-15 are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier application is permitted. The Company is still in the process of determining the impact that the implementation of ASU 2016-15 will have on the Company’s financial statements.

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

Sale of Springhouse at Newport News

On August 10, 2016, the Company closed on the sale of the Springhouse at Newport News property, located in Newport News, Virginia, and the buyout of our 25% joint venture partner in conjunction with the sale. The property was sold for approximately $38.0 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the defeasance of the existing mortgage indebtedness encumbering the Springhouse at Newport News property in the amount of $25.4 million and payment of closing costs and fees of $0.5 million the sale of the property generated net proceeds for the Company of approximately $9.0 million and a gain on sale of approximately $4.9 million.

Note 4 – Investments in Real Estate

As of September 30, 2016, the Company was invested in seventeen operating real estate properties and eight development properties generally through joint ventures. The following tables provide summary information regarding our operating and development investments, which are either consolidated or presented on the equity method of accounting.

Operating Properties

	Number of	Date	Ownership
Multifamily Community Name/Location	Units	Built/Renovated (1)	Interest
ARIUM at Palmer Ranch, Sarasota, FL	320	2016	95.0%
ARIUM Grandewood, Orlando, FL	306	2005	95.0%
ARIUM Gulfshore, Naples, FL	368	2016	95.0%
ARIUM Palms, Orlando, FL	252	2008	95.0%
ARIUM Westside, Atlanta, GA	336	2008	90.0%
Ashton Reserve, Charlotte, NC	473	2015	100.0%
Enders Place at Baldwin Park, Orlando, FL	220	2003	89.5%
EOS, Orlando, FL	296	2015	—
Fox Hill, Austin, TX	288	2010	94.6%
Lansbrook Village, Palm Harbor, FL	618	2004	90.0%
MDA Apartment, Chicago, IL	190	2006	35.3%
Park & Kingston, Charlotte, NC	168	2015	96.0%
Sorrel, Frisco, TX	352	2015	95.0%
Sovereign, Fort Worth, TX	322	2015	95.0%
The Preserve at Henderson Beach, Destin, FL	340	2009	100.0%
Village Green of Ann Arbor, Ann Arbor, MI	520	2013	48.6%
Whetstone, Durham, NC	204	2015	—
Total/Average	5,573

(1) Represents date of last significant renovation or year built if there were no renovations.

Depreciation expense was $5.9 million and $3.1 million for the three months ended September 30, 2016 and 2015, respectively, and $16.7 million and $8.2 million for the nine months ended September 30, 2016 and 2015, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. In-place leases are amortized over the remaining term of the in-place leases, which is approximately six months. Amortization expense related to the in-place leases was $1.3 million and $0.9 million for the three months ended September 30, 2016 and 2015, respectively, and $5.8 million and $2.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Development Properties

Multifamily Community Name/Location	Planned Number of Units	Anticipated Initial Occupancy	Anticipated Final Units to be Delivered

Alexan CityCentre, Houston, TX	340	2Q 2017	4Q 2017
Alexan Southside Place, Houston, TX	270	4Q 2017	2Q 2018
APOK Townhomes, Boca Raton, FL	90	4Q 2017	2Q 2018
Cheshire Bridge, Atlanta, GA	285	2Q 2017	4Q 2017
Domain, Garland, TX	301	2Q 2018	3Q 2018
Flagler Village, Ft. Lauderdale, FL	400	2Q 2019	2Q 2020
Lake Boone Trail, Raleigh, NC	245	1Q 2018	3Q 2018
West Morehead, Charlotte, NC	286	2Q 2018	4Q 2018
Total/Average	2,217

Note 5 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity during the nine months ended September 30, 2016:

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

Acquisition of ARIUM Westside

On July 14, 2016, the Company, through subsidiaries of its Operating Partnership, acquired a leasehold interest in a 336-unit, Class A, mixed-use apartment community located in Atlanta, Georgia, known as Tenside Apartment Homes, to be rebranded as ARIUM Westside (“Westside”).  The Company’s indirect ownership interest in the joint venture that owns Westside is 90%. The purchase price for Westside of approximately $74.5 million was funded, in part, with a $52.2 million senior mortgage loan secured by the Westside leasehold interest (the “Westside Loan”). The Westside Loan matures August 1, 2023 and bears interest at a rate of 3.68%. The Company provided certain standard scope non-recourse carveout guarantees in conjunction with the Westside Loan.

Preliminary Purchase Price Allocations

The acquisitions of ARIUM Gulfshore, ARIUM at Palmer Ranch, The Preserve at Henderson Beach and ARIUM Westside have been accounted for as business combinations. The purchase prices were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition. The preliminary measurements of fair value reflected below are subject to change. The Company expects to finalize the purchase price allocations as soon as practical, but no later than one year from each property’s respective acquisition date.

The following table summarizes the assets acquired and liabilities assumed at the acquisition date. The amounts listed below reflect provisional amounts that will be updated as information becomes available (amounts in thousands):

Preliminary Purchase Price Allocation
Land	$30,557
Building	172,597
Building improvements	1,588
Land improvements	3,305
Furniture and fixtures	3,069
In-place leases	4,912
Total assets acquired	$216,028
Mortgages assumed	$37,476
Fair value adjustments	1,578
Total liabilities assumed	$39,054

In connection with the acquisition of The Preserve at Henderson Beach, the Company assumed mortgage debt with a fair value of approximately $39.1 million.

The pro-forma information presented below represents the change in consolidated revenue and earnings as if the Company's significant acquisitions of Park & Kingston, Fox Hill, Ashton Reserve, ARIUM Palms, Sorrel, Sovereign, ARIUM Gulfshore, ARIUM at Palmer Ranch, The Preserve at Henderson Beach and ARIUM Westside (collectively, the "Recent Acquisitions"), had occurred on January 1, 2015 (amounts in thousands, except per share amounts).

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2016			2015
	As Reported	Pro-Forma Adjustments	Pro-Forma	As Reported	Pro-Forma Adjustments	Pro-Forma

Revenues	$54,657	$4,339	$58,996	$31,065	$24,017	$55,082
Net (loss) income	$(3,014)	$5,153	$2,139	$8,041	$(13,512)	$(5,471)
Net (loss) income attributable to common stockholders	$(11,727)	$4,966	$(6,761)	$2,157	$(12,878)	$(10,721)

(Loss) earnings per share, basic and diluted (1)	$(0.57)		$(0.33)	$0.13		$(0.65)

(1) Pro-forma (loss) earnings per share, both basic and diluted, are calculated based on the net (loss) income attributable to the Company.

Aggregate property level revenues and net loss for the Recent Acquisitions, since the properties’ respective acquisition dates, that are reflected in the Company’s consolidated statement of operations for the nine months ended September 30, 2016 amounted to $29.6 million and $6.5 million, respectively.

Note 6 – Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

Following is a summary of the Company’s ownership interests in the investments reported under the equity method of accounting. The carrying amount of the Company’s investments in unconsolidated real estate joint ventures as of September 30, 2016 and December 31, 2015 is summarized in the table below (amounts in thousands):

Property	September 30, 2016	December 31, 2015

Alexan CityCentre	$7,395	$6,505
Alexan Southside Place	17,322	17,322
APOK Townhomes	1,290	—
Cheshire Bridge	16,360	16,360
Domain	5,077	3,806
EOS	3,629	3,629
Flagler Village	12,101	5,451
Lake Boone Trail	9,919	9,919
West Morehead	6,533	—
Whetstone	12,932	12,231
Total	$92,558	$75,223

As of September 30, 2016, the Company had outstanding preferred equity investments in ten multi-tiered joint ventures, each of which were created to develop a multifamily property. In each case, a wholly-owned subsidiary of the Operating Partnership made a preferred investment in a joint venture, except Flagler Village and APOK Townhomes, which are common interests. The common interests in these joint ventures, as well as preferred interests in some cases, are owned by affiliates of the Manager. In each case, the Company’s preferred investment in the joint venture generates a preferred return of 15% on its outstanding capital contributions and the Company is not allocated any of the income or loss. The joint venture then becomes the controlling member in an entity whose purpose is to develop a multifamily property. Each joint venture in which the Company owns a preferred interest is required to redeem the Company’s preferred membership interests plus any accrued but unpaid preferred return on the earlier of the date which is six months following the maturity of the related development’s construction loan, or any earlier acceleration or due date. Additionally, the Company has the right, in its sole discretion, to convert its preferred membership interest in each joint venture into a common membership interest for a period of six months from the date upon which 70% of the units in the related development have been leased.

The following provides additional information regarding the Company’s preferred equity and investments as of September 30, 2016:

The preferred returns and equity in income of the Company’s unconsolidated real estate joint ventures for the three and nine months ended September 30, 2016 and 2015 are summarized below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Property	2016	2015	2016	2015
Alexan CityCentre	$294	$246	$791	$730
Alexan Southside Place	655	655	1,950	1,341
APOK Townhomes	205	—	205	—
Cheshire Bridge	619	591	1,842	787
Domain	145	—	422	—
EOS	137	137	409	407
Flagler Village	(4)	—	(4)	—
Lake Boone Trail	375	—	1,117	—
Villas at Oak Crest	—	278	—	489
West Morehead	141	—	435	—
Whetstone	507	462	1,450	669
Other	—	(3)	—	(32)
Preferred returns and equity in income of unconsolidated joint venture	$3,074	$2,366	$8,617	$4,391

Summary combined financial information for the Company’s investments in unconsolidated real estate joint ventures as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015, is as follows:

	September 30, 2016	December 31, 2015
Balance Sheets:
Real estate, net of depreciation	$200,274	$132,265
Other assets	14,778	24,737
Total assets	$215,052	$157,002

Mortgages payable	$89,394	$55,066
Other liabilities	11,468	5,018
Total liabilities	$100,862	$60,084
Members’ equity	114,190	96,918
Total liabilities and members’ equity	$215,052	$157,002

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Statement:
Rental revenues	$1,757	$561	$4,371	$1,885
Operating expenses	(801)	(695)	(2,340)	(2,166)
Income (loss) before debt service, acquisition costs, and depreciation and amortization	956	(134)	2,031	(281)
Interest expense, net	(344)	(167)	(999)	(544)
Acquisition costs	(3)	-	(3)	(66)
Depreciation and amortization	(771)	(721)	(2,296)	(1,304)
Operating loss	(162)	(1,022)	(1,267)	(2,195)
Gain on sale	-	-	-	29,200
Net (loss) income	$(162)	$(1,022)	$(1,267)	$27,005

Alexan CityCentre Interests

On July 1, 2014, through BRG T&C BLVD Houston, LLC, a wholly-owned subsidiary of the Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Bluerock Growth Fund (“BGF”), Bluerock Special Opportunity + Income Fund II, LLC, (“Fund II”) and Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”), affiliates of the Manager, and an affiliate of Trammell Crowe Residential, to develop a 340-unit Class A apartment community located in Houston, Texas, to be known as Alexan CityCentre. The Company has made a capital commitment of approximately $7.4 million to acquire 100% of the Class A preferred equity interests in BR T&C BLVD JV Member, LLC all of which has been funded as of September 30, 2016.

On June 7, 2016, the Company, through an indirectly owned unconsolidated subsidiary, entered into a loan modification agreement to amend the terms of its construction loan financing the construction and development of the Alexan CityCentre property (the “Alexan Development”). The maximum principal amount available to the borrower under the terms of the modified loan is $55.1 million of which approximately $16.7 million is outstanding at September 30, 2016. The maturity date is January 1, 2020, subject to a single one-year extension exercisable at the option of the borrower. The interest rate on the loan is a variable per annum rate equal to the prime rate plus 0.5%, or LIBOR plus 3.00%, at the borrower’s option. The loan requires monthly interest payments until the maturity date, after which $60,000 monthly payments of principal will be required in addition to payment of accrued interest during the maturity extension period. The borrower was required to initially fund approximately $2.6 million as an interest reserve and approximately $0.6 million as an operating deficit reserve. Certain unaffiliated third parties agreed to guaranty the completion of the development of the Alexan Development and provided partial guaranties of the borrower’s principal and interest obligations under the loan. The borrower is required to complete the Alexan Development by December 31, 2017 (without extension for any reason). To obtain the loan modification, the borrower was required to contribute additional equity for the Alexan Development in the amount of approximately $2.2 million to be applied to development costs, of which the Company funded approximately $0.7 million and Bluerock Growth Fund II (“BGF II”), an affiliate of the Manager, funded $1.3 million as Class B preferred interests earning a 20% preferred return.

Alexan Southside Place (formerly referred to as Alexan Blaire House) Interests

On January 12, 2015, through BRG Southside, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund II and Fund III, which are affiliates of the Manager, and an affiliate of Trammell Crow Residential, to develop an approximately 269-unit Class A apartment community located in Houston, Texas, to be known as Alexan Southside Place. Alexan Southside Place will be developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC, as tenant under an 85-year ground lease. The Company has made a capital commitment of $17.3 million to acquire 100% of the preferred equity interests in BRG Southside, LLC, all of which has been funded as of September 30, 2016.

In conjunction with the Alexan Southside development, on April 7, 2015, the Company, through an indirect unconsolidated subsidiary, entered into a $31.8 million construction loan with Bank of America, NA, which is secured by the leasehold interest in the Alexan Southside Place property. The loan matures on April 7, 2019, and contains a one-year extension option, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on the base rate plus 1.25% or LIBOR plus 2.25%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty year amortization. The loan can be prepaid without penalty.

APOK Townhomes Interests

On September 1, 2016, through a wholly-owned subsidiary of its Operating Partnership, the Company made an investment in a multi-tiered joint venture, along with Fund II, an affiliate of the Manager, and NCC Development Group, to develop a 90-unit Class A apartment community located in Boca Raton, Florida to be known as APOK Townhomes. The Company has made a capital commitment of approximately $11.7 million to acquire common interests in BR Boca JV Member, LLC, of which $1.1 million has been funded as of September 30, 2016.

The APOK property is currently encumbered by a land loan with Florida Community Bank of $2.6 million as of September 30, 2016. The loan matures on January 27, 2017. The loan requires interest-only payments at a fixed rate of 3.95%. The loan can be prepaid without penalty.

Cheshire Bridge Interests

On May 29, 2015, through BRG Cheshire, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of Catalyst Development Partners II, to develop a 285-unit Class A apartment community located in Atlanta, Georgia, to be known as Cheshire Bridge Apartments. The Company has made a capital commitment of $16.4 million to acquire 100% of the preferred equity interests in BRG Cheshire, LLC, all of which has been funded as of September 30, 2016.

In conjunction with the Cheshire Bridge development, on December 16, 2015, the Company, through an indirect unconsolidated subsidiary, entered into a $38.1 million construction loan with The PrivateBank and Trust Company which is secured by the fee simple interest in the Cheshire property, of which approximately $7.7 million is outstanding at September 30, 2016. The loan matures on December 16, 2018, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.50%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty year amortization. The loan can be prepaid without penalty.

Domain Phase 1 Interests

On November 20, 2015, through a wholly-owned subsidiary of the Operating Partnership, BRG Domain Phase 1, LLC, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of ArchCo Residential, to develop an approximately 301-unit, class A, apartment community located in Garland, Texas. The property will be developed upon a tract of approximately 10 acres of land. The Company has made a capital commitment of $24.4 million to acquire 100% of the preferred equity interests in BR Member Domain Phase I, LLC, of which $5.1 million has been funded at September 30, 2016.

EOS Interests

On July 29, 2014, through BRG UCFP Investor, LLC, a wholly-owned subsidiary of the Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Bluerock Special Opportunity + Income Fund I, LLC (“Fund I”), an affiliate of the Manager, and CDP UCFP Developer, LLC, to develop a 296-unit Class A apartment community located in Orlando, Florida, to be known as EOS. The Company has made a capital commitment of approximately $3.6 million to acquire 100% of the Class A preferred equity interests in BR Orlando UCFP, LLC all of which has been funded as of September 30, 2016.

In conjunction with the EOS development, on May 14, 2014, an indirect unconsolidated subsidiary, entered into a $27.5 million construction loan with KeyBank National Association which is secured by the EOS property, of which approximately $26.6 million is outstanding at September 30, 2016. The loan matures on May 14, 2017, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.15%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty year amortization. The loan can be prepaid without penalty.

Flagler Village Interests

On December 18, 2015, through BRG Flagler Village, LLC, a wholly-owned subsidiary of the Operating Partnership, BRG Flagler Village, LLC, the Company made an investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of ArchCo Residential, to develop an approximately 326-unit, Class A apartment community located in Ft. Lauderdale, Florida. The Company has made a capital commitment of $55.0 million to acquire common interests in BR Flagler Village, LLC, of which $12.1 million has been funded at September 30, 2016.

Lake Boone Trail Interests

On December 18, 2015, through BRG Lake Boone, LLC, a wholly-owned subsidiary of the Operating Partnership, BRG Lake Boone, LLC, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of Tribridge Residential, LLC, to develop an approximately 245-unit, Class A apartment community located in Raleigh, North Carolina (“Lake Boone Trail”). The Company has made a capital commitment of $12.3 million to acquire 100% of the preferred equity interests in BR Lake Boone, LLC, of which $9.9 million has been funded at September 30, 2016.

In conjunction with the Lake Boone Trail development, on June 23, 2016, the Company, through an indirect unconsolidated subsidiary, entered into a $25.2 million construction loan with Citizens Bank, National Association which is secured by the fee simple interest in the Lake Boone Trail property, of which none is outstanding as of September 30, 2016. The loan matures on December 23, 2019, and contains one extension option for one year to five years, subject to certain conditions including construction completion, a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.65%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty year amortization. The loan can be prepaid without penalty.

West Morehead Interests

On January 6, 2016, through BRG Morehead NC, LLC, a wholly-owned subsidiary of the Operating Partnership, BRG Morehead NC, LLC, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of ArchCo Residential, to develop an approximately 283-unit Class A apartment community located in Charlotte, North Carolina to be known as West Morehead.  The Company has made a capital commitment of approximately $24.7 million to acquire 100% of the preferred equity interests in BR Morehead JV Member, LLC, of which $6.5 million has been funded at September 30, 2016.

Whetstone Interests

On May 20, 2015, through BRG Whetstone Durham, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of TriBridge Residential, LLC, to acquire a 204-unit Class A apartment community located in Durham, North Carolina, to be known as Whetstone Apartments. The Company has made a capital commitment of $12.9 million to acquire 100% of the preferred equity interests in BRG Whetstone Durham, LLC, all of which has been funded as of September 30, 2016. Subsequent to September 30, 2016, the Company entered into an agreement that provided for an extended twelve month period in which it had a right to convert into common ownership. If the Company does not elect to convert into common ownership at that point, its preferred return would then decrease to 6.5%.

The acquisition of Whetstone Apartments was initially partially funded by a bridge loan of approximately $25.2 million secured by the Whetstone Apartment property all of which was outstanding at September 30, 2016. Subsequent to September 30, 2016, the bridge loan was paid off by entering into a mortgage loan of approximately $26.5 million secured by the Whetstone Apartment property. The loan matures on November 1, 2023. The loan bears interest at a fixed rate of 3.81%. Regular monthly payments are interest-only until November 1, 2017, with monthly payments beginning December 1, 2017 based on thirty year amortization. The loan may be prepaid with the greater of 1% prepayment fee or yield maintenance until October 31, 2021, and thereafter at par. The loan is nonrecourse to the Company and its joint venture partners with certain standard scope non-recourse carve-outs for certain deeds, acts or failures to act on the part of the Company and the joint venture partners.

KeyBank Land Loan

On March 15, 2016, the Company and several affiliated unconsolidated borrowers entered into an approximately $14.9 million secured credit facility with KeyBank as lender (the “Credit Facility”). The loan matures March 14, 2017 and contains a six month extension option, subject to certain conditions, including a maximum principal balance outstanding of $6.5 million. The borrowings under the Credit Facility are at a rate equal to LIBOR plus 3.75% or the base rate plus 2.75%, at the Company’s option. Our Operating Partnership’s obligations with respect to the Credit Facility are guaranteed by us, pursuant to the terms of a limited recourse guaranty dated as of March 15, 2016. The outstanding Credit Facility balance at September 30, 2016, was $10.6 million. The loan balance at September 30, 2016, has been allocated as follows, Domain, approximately $2.0 million; Flagler, approximately $6.0 million; and West Morehead, approximately $2.7 million; which amounts are reflected on the unconsolidated entities financial statements.

Note 7 – Mortgages Payable

The following table summarizes certain information as of September 30, 2016 and December 31, 2015, with respect to the Company’s indebtedness (amounts in thousands):

	Outstanding Principal		As of September 30, 2016
Property	September 30, 2016	December 31, 2015	Interest Rate	Fixed/ Floating	Maturity Date
ARIUM at Palmer Ranch	$26,925	$—	2.69%	Floating (1)	February 1, 2023
ARIUM Grandewood	34,294	29,444	2.35%	Floating (2)	December 1, 2024
ARIUM Gulfshore	32,626	—	2.69%	Floating (3)	February 1, 2023
ARIUM Palms	24,999	24,999	2.74%	Floating (4)	September 1, 2022
ARIUM Westside	52,150	—	3.68%	Fixed	August 1, 2023
Ashton Reserve I	31,900	31,900	4.67%	Fixed	December 1, 2025
Ashton Reserve II	15,270	15,270	3.15%	Floating (5)	January 1, 2026
Enders Place at Baldwin Park(6)	24,841	25,155	4.30%	Fixed	November 1, 2022
Fox Hill	26,705	26,705	3.57%	Fixed	April 1, 2022
Lansbrook Village	57,190	43,628	2.97%	Floating (7)	August 1, 2026
MDA Apartments	37,256	37,600	5.35%	Fixed	January 1, 2023
Park & Kingston (8)	18,432	15,250	3.41%	Fixed	April 1, 2020
Sorrel	38,684	38,684	2.81%	Floating (9)	May 1, 2023
Sovereign	28,880	28,880	3.46%	Fixed	November 10, 2022
Springhouse at Newport News	—	22,176
The Preserve at Henderson Beach	37,154	—	4.65%	Fixed	January 5, 2023
Village Green of Ann Arbor	41,747	42,326	3.92%	Fixed	October 1, 2022
Total	529,053	382,017
Fair value adjustments	1,407	1,620
Deferred financing costs, net	(5,424)	(3,535)
Total	$525,036	$380,102

(1) ARIUM at Palmer Ranch loan bears interest at a floating rate of 2.17% plus one-month LIBOR. At September 30, 2016, the interest rate was 2.69%.

(2) ARIUM Grandewood principal balance includes the initial advance of $29.44 million at a floating rate of 1.67% plus one month LIBOR and a $4.85 million supplemental loan at a floating rate of 2.74% plus one month LIBOR. At September 30, 2016, the interest rates on the initial advance and supplemental loan were 2.20% and 3.26%.

(3) ARIUM Gulfshore loan bears interest at a floating rate of 2.17% plus one month LIBOR. At September 30, 2016, the interest rate was 2.69%.

(4) ARIUM Palms loan bears interest at a floating rate of 2.22% plus one month LIBOR. At September 30, 2016, the interest rate was 2.74%.

(5) Ashton Reserve II loan bears interest at a floating rate of 2.62% plus one-month LIBOR. At September 30, 2016, the interest rate was 3.15%.

(6) The principal includes a $17.0 million loan at a fixed rate of 3.97% and a $7.9 million supplemental loan at a fixed rate of 5.01%.

(7) Lansbrook Village loan bears interest at a floating rate of 2.44% plus one month LIBOR. At September 30, 2016, the interest rate was 2.97%.

(8) The principal includes a $15.3 million loan at a fixed rate of 3.21% and a $3.1 million supplemental loan at a fixed rate of 4.34%.

(9) Sorrel loan bears interest at a floating rate of 2.29% plus one-month LIBOR. At September 30, 2016, the interest rate was 2.81%.

Deferred financing costs

Costs incurred in obtaining long-term financing, reflected as a reduction of Mortgages Payable in the accompanying Consolidated Balance Sheets, are amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related debt agreements, as applicable.

ARIUM Gulfshore Mortgage Payable

On January 5, 2016, the Company, through an indirect subsidiary, entered into an approximately $32.6 million loan with Jones Long LaSalle Multifamily, LLC, on behalf of Freddie Mac, which is secured by ARIUM Gulfshore. The loan matures February 1, 2023 and bears interest on a floating basis based on LIBOR plus 2.17%, with interest only payments until maturity. After January 5, 2017 the loan may be prepaid with a 1% prepayment fee through October 31, 2022, and thereafter at par.

ARIUM at Palmer Ranch Mortgage Payable

On January 5, 2016, the Company, through an indirect subsidiary, entered into an approximately $26.9 million loan with Jones Long LaSalle Multifamily, LLC, on behalf of Freddie Mac, which is secured by ARIUM at Palmer Ranch. The loan matures February 1, 2023 and bears interest on a floating basis based on LIBOR plus 2.17%, with interest only payments until maturity. After January 5, 2017 the loan may be prepaid with a 1% prepayment fee through October 31, 2022, and thereafter at par.

The Preserve at Henderson Beach Mortgage Payable

On March 15, 2016, the Company, through an indirect subsidiary, assumed an approximately $37.5 million loan with Western-Southern Life Assurance Company, which is secured by Henderson Beach. The loan matures January 5, 2023 and bears interest at a fixed rate of 4.65%, with fixed monthly payments based on 30-year amortization. The loan may be prepaid with the greater of 1% prepayment fee or yield maintenance.

Park & Kingston Mortgage Payable

On May 27, 2016, the Company, through an indirect subsidiary, entered into an additional loan of approximately $3.2 million loan with CBRE Multifamily Capital, Inc., on behalf of Fannie Mae, which is secured by 15-units of Park & Kingston. The loan matures April 1, 2020 and bears interest at a fixed rate of 4.34%, with interest only payments until maturity. The loan can be prepaid with the greater of 1% prepayment fee or yield maintenance until September 30, 2019, and thereafter at par.

Refinancing of Lansbrook Village

On July 8, 2016, the Company, through an indirect subsidiary (the “Lansbrook Village Borrower”), entered into an approximately $57.2 million loan with Walker & Dunlop, LLC, on behalf of Fannie Mae, which is secured by Lansbrook Village, and paid off the previous loans of $44.4 million plus prepayment costs of approximately $0.9 million. The loan matures August 1, 2026 and bears interest on a floating basis based on LIBOR plus 2.44%, with interest only payments until August 1, 2020, and thereafter will require principal installments of $92,671 in addition to accrued interest monthly until maturity. After July 8, 2017 the loan may be prepaid with a 1% prepayment fee through March 31, 2026, and thereafter at par. The loan is nonrecourse to the Company and the Lansbrook Village Borrower with certain standard scope non-recourse carve-outs for certain deeds, acts or failures to act on the part of the Company and the Lansbrook Village Borrower, or any of its officers, members, managers or employees.

Supplemental Financing at ARIUM Grandewood

On August 30, 2016, the Company, through an indirect subsidiary, entered into an additional loan of approximately $4.9 million loan with Walker & Dunlop, LLC, on behalf of Fannie Mae, which is secured by ARIUM Grandewood. The loan matures December 1, 2024 and bears interest at a floating basis based on LIBOR plus 2.74%, with interest only payments until maturity. After September 1, 2017 the loan can be prepaid with a 1% prepayment fee until July 31, 2024, and thereafter at par.

Debt maturities

As of September 30, 2016, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2016 (October 1-December 31)	$605
2017	3,050
2018	3,646
2019	4,567
2020	24,775
Thereafter	492,410
$529,053
Add: Unamortized fair value debt adjustment	1,407
Subtract: Deferred financing costs, net	(5,424)
Total	$525,036

The net book value of real estate assets providing collateral for these above borrowings were $702.5 million and $530.6 million at September 30, 2016 and December 31, 2015, respectively.

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

Note 8 – Fair Value of Financial Instruments

As of September 30, 2016 and December 31, 2015, the Company believes the carrying value of cash and cash equivalents, accounts receivable, due to and from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities.  As of September 30, 2016 and December 31, 2015, the approximate fair value of mortgages payable were $543.7 million and $387.1 million, respectively, compared to the carrying value, before adjustments for deferred financing costs, net, of $530.5 million and $383.6 million, respectively.  The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs, as defined in ASC Topic 820, “Fair Value Measurement”) for similar types of borrowing arrangements.

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

The Company pays the Manager a base management fee in an amount equal to the sum of: (A) 0.25% of the Company’s stockholders’ existing and contributed equity prior to the IPO and in connection with our contribution transactions, per annum, calculated quarterly based on the Company’s stockholders’ existing and contributed equity for the most recently completed calendar quarter and payable in quarterly installments in arrears, and (B) 1.5% of the equity per annum of the Company’s stockholders who purchase shares of the Company’s stock, calculated quarterly based on their equity for the most recently completed calendar quarter and payable in quarterly installments in arrears. The base management fee is payable independent of the performance of the Company’s investments. The Company amended the Management Agreement to provide that the base management fee can be payable in cash or LTIP Units, at the election of the Board. The number of LTIP Units issued for the base management fee or incentive fee will be based on the fees earned divided by the 5-day trailing average Class A common stock price prior to issuance. Base management fees for the Manager of $0.5 million were expensed for the three months ended March 31, 2015. Base management fees of $0.7 million were expensed during the three months ended June 30, 2015, which were paid through the issuance of 59,077 LTIP Units on August 13, 2015. Base management fees of $0.9 million were expensed during the three months ended September 30, 2015, which were paid through the issuance of 77,497 LTIP Units on November 18, 2015. Base management fees of $1.1 million were expensed during the three months ended December 31, 2015, which were paid through the issuance of 115,304 LTIP Units on February 29, 2016. Base management fees of $1.2 million were expensed during the three months ended March 31, 2016, which were paid through the issuance of 108,045 LTIP Units on May 10, 2016. Base management fees of $1.4 million were expensed during the three months ended June 30, 2016, which were paid through the issuance of 105,036 LTIP Units on August 9, 2016. Base management fees of $1.7 million were expensed during the three months ended September 30, 2016, which will be paid through the issuance of approximately 131,604 LTIP Units assuming the $13.00 closing share price for the Company’s Class A common stock on September 30, 2016. The actual number of LTIP Units to be issued in payment of the base management fees for the three months ended September 30, 2016 is subject to change based on the average closing share price of the Company’s Class A common stock on the five business days prior to the date of issuance.

The Company also pays the Manager an incentive fee with respect to each calendar quarter in arrears. The incentive fee is equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) the Company’s adjusted funds from operations (“AFFO”), for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in the IPO and in future offerings and transactions, multiplied by the weighted average number of all shares of the Company’s Class A common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of Class A common stock, LTIP Units, and other shares of common stock underlying awards granted under the Incentive Plans and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to the IPO or in the contribution transactions, and (B) 8%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless AFFO is greater than zero for the four most recently completed calendar quarters, or the number of completed calendar quarters since the closing date of the IPO, whichever is less. For purposes of calculating the incentive fee during the first 12 months after completion of the IPO, AFFO will be determined by annualizing the applicable period following completion of the IPO. One half of each quarterly installment of the incentive fee will be payable in LTIP Units, calculated pursuant to the formula above. The remainder of the incentive fee will be payable in cash or in LTIP Units, at the election of the Board, in each case calculated pursuant to the formula above. Incentive fees of $0.15 million were expensed during the three months ended December 31, 2014, which resulted in the issuance of 10,896 LTIP Units on February 18, 2015. Incentive fees to the Manager of $0.9 million were expensed during the three months ended March 31, 2015, which resulted in the issuance of 67,837 LTIP Units on May 14, 2015. No incentive fees to the Manager were earned or expensed during the nine months ended December 31, 2015. Incentive fees of $0.15 million were expensed during the nine months ended September 30, 2016 which will be paid through the issuance of approximately 11,977 LTIP Units assuming the $13.00 closing share price for the Company’s Class A common stock on September 30, 2016.

Management fee expense of $0.1 million and $0.3 million, and $0.1 million and $0.7 million, was recorded as part of general and administrative expenses for the three and nine months ended September 30, 2016 and 2015, respectively, related to the 179,562 LTIP Units granted in connection with the IPO. The expense recognized during 2016 and 2015 was based on the Class A common stock closing price at the vesting date or end of the period, as applicable. These LTIP Units vest over a three year period that began in April 2014, with 59,854 LTIP Units vested on April 30, 2015 and 59,854 LTIP Units vested on April 30, 2016.

On July 2, 2015, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the Manager. The equity grant consisted of 283,390 LTIP Units (the “2015 LTIP Units”). The 2015 LTIP Units will vest ratably over a three year period that began in July 2015, subject to certain terms and conditions. On August 3, 2016, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the Company’s external manager, BRG Manager, LLC. The equity grant consisted of 176,610 LTIP Units (the “2016 LTIP Units”). The 2016 LTIP Units will vest ratably over a three year period that began in August 2016, subject to certain terms and conditions. These LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock. These LTIP Units provide for the payment of distribution equivalents at the same time distributions are paid to holders of the Company’s Class A common stock.

LTIP expense of $0.5 million and $1.7 million for the three and nine months ended September 30, 2016 and $1.0 million was recorded as part of general and administrative expenses for the year ended December 31, 2015, respectively, related to the 2015 LTIP Units and the 2016 LTIP Units. The expense recognized during 2016 and 2015 was based on the Class A common stock closing price at the vesting date or the end of the period, as applicable.

The Company is also required to reimburse the Manager for certain expenses and pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The Manager waived all reimbursements through the six months ended June 30, 2015. Reimbursements of $0.3 million were expensed during the six months ended December 31, 2015 and are recorded as part of general and administrative expenses. Reimbursements of $0.2 million and $0.5 million were expensed during the three and nine months ended September 30, 2016, respectively, and are recorded as part of general and administrative expenses. In addition, BRG Manager was reimbursed for offering costs in conjunction with the Series B Preferred Offering of $0.08 million and $0.18 million during the three and nine months ended September 30, 2016.

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

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Series B Preferred Stock, the Company engaged a related party, as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager may re-allow the selling commissions and dealer manager fees to participating broker-dealers, and is expected to incur costs in excess of the 10%, which costs will be borne by the dealer manager. As of September 30, 2016, the Company has incurred $0.6 million and $0.3 million, in selling commissions and dealer manager fees, respectively.

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

Pursuant to the terms of the Management Agreement, summarized below are the related party amounts payable to our Manager, as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Amounts Payable to the Manager under the Management Agreement
Base management fee	$1,711	$1,133
Incentive fee	155	-
Operating expense reimbursements and direct expense reimbursements	210	218
Offering expense reimbursements	76	-
Total amounts payable to Manager	$2,152	$1,351

As of September 30, 2016 and December 31, 2015, the Company had no amounts and $0.1 million, respectively, in payables due to related parties other than the Manager.

As of September 30, 2016 and December 31, 2015, the Company had $1.0 million and $0.9 million, respectively, in receivables due from related parties other than the Manager primarily for accrued preferred returns for the most recent month.

Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The Company invests with related parties in various joint ventures in which the Company owns either preferred or common interests. Please refer to Footnote 6 for further information.

Bluerock Property Management, LLC

The Company incurred $0.14 million in property management fees to Bluerock Property Management, LLC, an affiliate of Bluerock, on behalf of the North Park Towers property during the nine months ended September 30, 2015. No property management fees were payable in 2016 due to the sale of North Park Towers in October 2015.

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

The following table reconciles the components of basic and diluted net (loss) income per common share (amounts in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net (loss) income attributable to common stockholders	$(2,551)	$(574)	(11,727)	$2,157
Dividends on restricted stock expected to vest	-	(4)	(4)	(12)
Basic net (loss) income attributable to common stockholders	$(2,551)	$(578)	$(11,731)	$2,145

Weighted average common shares outstanding(1)	20,908,543	20,166,384	20,706,338	16,383,736

Potential dilutive shares(2)	—	—	—	12,302
Weighted average common shares outstanding and potential dilutive shares(1)	20,908,543	20,166,384	20,706,338	16,396,038

Net (loss) income per common share, basic	$(0.12)	$(0.03)	$(0.57)	$0.13
Net (loss) income per common share, diluted	$(0.12)	$(0.03)	$(0.57)	$0.13

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

(1)	For 2016, amounts relate to shares of the Company’s Class A, B-3 common stock and LTIP Units outstanding. For 2015, amounts relate to shares of Class A, B-1, B-2 and B-3 common stock and LTIP Units outstanding.
(2)	Excludes 1,184 and 5,498 shares of common stock, for the three and nine months ended September 30, 2016 and 15,272 shares of common stock, for the three months ended September 30, 2015, related to non-vested restricted stock, as the effect would be anti-dilutive.

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

At-the-Market Offerings

On March 29, 2016, the Company, its Operating Partnership and its Manager entered into an At Market Issuance Sales Agreement (the “Series A Sales Agreement”) with FBR Capital Markets & Co. (“FBR”), and MLV & Co. LLC (“MLV”). Pursuant to the Series A Sales Agreement, FBR and MLV will act as distribution agents with respect to the offering and sale of up to $100,000,000 in shares of Series A Preferred Stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE MKT, or on any other existing trading market for Series A Preferred Stock or through a market maker (the “Series A ATM Offering”). Since March 31, 2016, the Company sold 146,460 shares of Series A Preferred Stock in the ATM Offering through April 8, 2016. On April 8, 2016, the Company delivered notice to each of FBR and MLV, pursuant to the terms of the Series A Sales Agreement, to suspend all sales under the Series A ATM Offering. As of September 30, 2016, the Company has sold 146,460 shares of Series A Preferred Stock in the Series A ATM Offering for net proceeds of approximately $3.6 million after commissions.

On August 8, 2016, the Company, its Operating Partnership and its Manager entered into an At Market Issuance Sales Agreement (the “Class A Sales Agreement”) with FBR. Pursuant to the Class A Sales Agreement, FBR will act as distribution agent with respect to the offering and sale of up to $100,000,000 in shares of Class A common stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE MKT, or on any other existing trading market for Class A common stock or through a market maker (the “Class A Common Stock ATM Offering”). The Company has not commenced any sales through the Class A Common Stock ATM Offering.

On September 14, 2016, the Company, its Operating Partnership and its Manager entered into an At Market Issuance Sales Agreement (the “Series C Sales Agreement”) with FBR. Pursuant to the Series C Sales Agreement, FBR will act as distribution agent with respect to the offering and sale of up to $36,000,000 in shares of Series C Preferred Stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE MKT, or on any other existing trading market for Series C Preferred Stock or through a market maker (the “Series C ATM Offering”). Since September 14, 2016, the Company sold 23,750 shares of Series C Preferred Stock in the Series C ATM Offering through September 27, 2016. On September 27, 2016, the Company delivered notice to FBR, pursuant to the terms of the Series C Sales Agreement, to suspend all sales under the Series C ATM Offering. As of September 30, 2016, the Company has sold 23,750 shares of Series C Preferred Stock in the Series C ATM Offering for net proceeds of approximately $0.6 million after commissions.

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

On February 22, 2016, the Company’s board of directors authorized the termination of the offering of the Original Series B Preferred Stock in order to revise certain terms thereof, and the reclassification of the Original Series B Preferred Stock. On February 23, 2016, the Company terminated the offering of the Original Series B Preferred Stock, and on February 24, 2016, the Company filed a new prospectus supplement to the December 2014 Shelf Registration Statement offering a maximum of 150,000 Units (the “Series B Units”) consisting of 150,000 shares of the reclassified Series B redeemable preferred stock (the “Series B Preferred Stock”) and warrants (the “Warrants”) to purchase 3,000,000 shares of Class A common stock (liquidation preference $1,000 per share of Series B Preferred Stock) (the “Series B Preferred Offering”). As of September 30, 2016, the Company has sold 8,827 shares of Series B Preferred Stock and 8,827 Warrants to purchase 176,540 shares of Class A common stock for net proceeds of approximately $7.9 million after commissions and fees.

Series A Cumulative Redeemable Preferred Stock

The Series A Preferred Stock ranks senior to common stock and on parity with the Series B Preferred Stock and Series C Preferred Stock as to rights upon our liquidation, dissolution or winding up. The Series A Preferred Stock is entitled to priority cumulative dividends to be paid quarterly, in arrears, when, as and if authorized by the board of directors. Commencing October 21, 2022, the annual dividend rate will increase by 2.0% annually, up to a maximum of 14.0%, if not redeemed by the holder or not previously redeemed by the Company. Commencing on October 21, 2022, holders may, at their option, elect to have the Company redeem their shares at a redemption price of $25.00 per share, plus an amount equal to accrued but unpaid dividends, payable by the Company at its option in cash or shares of Class A common stock. The Company may not redeem the Series A Preferred Stock before October 21, 2020, except in limited circumstances related to its qualification as a REIT, complying with an asset coverage ratio or upon a change in control. After October 21, 2020, the Company can redeem for a redemption price of $25.00 per share plus any accrued and unpaid dividends.

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

Series B Cumulative Redeemable Preferred Stock

The Series B Preferred Stock ranks senior to common stock and on parity with the Series A Preferred Stock and Series C Preferred Stock as to rights upon our liquidation, dissolution or winding up. The Series B Preferred Stock is entitled to priority cumulative dividends to be paid monthly, in arrears, when, as and if authorized by the board of directors. Holders may, at their option, elect to have the Company redeem their shares through the first year from issuance subject to a 13% redemption fee. After year one, the redemption fee decreases to 10%, after year three it decreases to 5%, after year four it decreases to 3%, and after year five there is no redemption fee. Any redeemed shares are entitled to any accrued but unpaid dividends at the time of the redemption, payable by the Company at its option in cash or shares of Class A common stock. The Company may redeem the Series B Preferred Stock beginning two years from the original issuance for the liquidation preference per share plus any accrued and unpaid dividends in either cash or shares of Class A common stock, based on the volume weighted average price for the Class A common shares for the 20 trading days prior to the redemption.

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

Series C Cumulative Redeemable Preferred Stock

The Series C Preferred Stock ranks senior to common stock and on parity with the Series A Preferred Stock and the Series B Preferred Stock as to rights upon liquidation, dissolution or winding up. The Series C Preferred Stock is entitled to priority cumulative dividends to be paid quarterly, in arrears, when, as and if authorized by the board of directors. Commencing July 19, 2023, the annual dividend rate will increase by 2.0% annually, up to a maximum of 14.0%, if not redeemed by the holder or not previously redeemed by the Company. Commencing on July 19, 2023, holders may, at their option, elect to have the Company redeem their shares at a redemption price of $25.00 per share, plus an amount equal to accrued but unpaid dividends, payable by the Company at its option in cash or shares of Class A common stock. The Company may not redeem the Series C Preferred Stock before July 19, 2021, except in limited circumstances related to its qualification as a REIT, complying with an asset coverage ratio or upon a change in control. After July 19, 2021, the Company can redeem for a redemption price of $25.00 per share plus any accrued and unpaid dividends.

At the date of issuance, the carrying amount of the Series C Preferred Stock was less than the redemption value. As a result of the Company’s determination that redemption is probable, the carrying value will be increased by periodic accretions so that the carrying value will equal the redemption amount at the earliest redemption date. Such accretion is recorded as a preferred stock dividend on the Statement of Stockholders’ Equity.

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

Prior to the completion of the IPO, the Company owned, directly and indirectly, 100% of the limited partnership units in the Operating Partnership. Effective as of the completion of the IPO, limited partners other than the Company owned approximately 9.87% of the Operating Partnership (282,759 OP Units, or 4.59%, were held by OP Unit holders, and 325,578 LTIP Units, or 5.28%, were held by LTIP Unit holders.) As of September 30, 2016, limited partners other than the Company owned approximately 8.22% of the Operating Partnership (301,136 OP Units, or 1.41%, is held by OP Unit holders, and 1,451,527 LTIP Units, or 6.81%, is held by LTIP Unit holders.)

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

The Operating Partnership, in conjunction with the issuance of preferred stock by the Company, has issued preferred OP Units which provide for similar rights as for each class of preferred stock.

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

A summary of the status of the Company’s non-vested shares as of September 30, 2016 is as follows (amounts in thousands, except share amounts):

Non-Vested shares	Shares (1)	Weighted average grant-date fair value (1)
Balance at January 1, 2016	14,476	$14.46
Granted	7,500	10.33
Vested	(21,317)	12.75
Forfeited	—	—
Balance at September 30, 2016	659	$22.75

(1) The number of shares and per share amounts for the prior period have been retroactively restated to reflect the two reverse stock splits of the Class B common stock discussed above.

At September 30, 2016, there was $0.01 million of total unrecognized compensation cost related to unvested restricted stocks granted under the independent director compensation plan. The original cost is expected to be recognized over a period of 0.83 years.

Equity Incentive Plans - LTIP Grants

On July 2, 2015, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the Manager. The equity grant consisted of 283,390 LTIP Units (the “2015 LTIP Units”). The 2015 LTIP Units will vest ratably over a three year period that began in July 2015, subject to certain terms and conditions. On August 3, 2016, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the Manager. The equity grant consisted of 176,610 LTIP Units (the “2016 LTIP Units”). The 2016 LTIP Units will vest ratably over a three year period that began in August 2016, subject to certain terms and conditions. These LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock. These LTIP Units provide for the payment of distribution equivalents at the same time distributions are paid to holders of the Company’s Class A common stock.

LTIP expense of $0.5 million and $1.7 million was recorded as part of general and administrative expenses for the three and nine months ended September 30, 2016, respectively, related to the 2015 LTIP Units and the 2016 LTIP Units. The expense recognized during 2016 was based primarily on a price of $13.00 per LTIP Unit, which represents the closing share price for the Company’s Class A common stock on September 30, 2016.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid
Class A common stock
October 7, 2015	December 25, 2015	$0.096667	January 5, 2016
January 13, 2016	January 25, 2016	$0.096666	February 5, 2016
January 13, 2016	February 25, 2016	$0.096667	March 5, 2016
January 13, 2016	March 24, 2016	$0.096667	April 5, 2016
April 8, 2016	April 25, 2016	$0.096666	May 5, 2016
April 8, 2016	May 25, 2016	$0.096667	June 6, 2016
April 8, 2016	June 24, 2016	$0.096667	July 5, 2016
July 8, 2016	July 25, 2016	$0.096666	August 5, 2016
July 8, 2016	August 25, 2016	$0.096667	September 5, 2016
July 8, 2016	September 23, 2016	$0.096667	October 5, 2016
Class B-3 common stock
October 7, 2015	December 25, 2015	$0.096667	January 5, 2016
January 13, 2016	January 25, 2016	$0.096666	February 5, 2016
January 13, 2016	February 25, 2016	$0.096667	March 5, 2016
Series A Preferred Stock
December 14, 2015	December 24, 2015	$0.401000	January 5, 2016
March 11, 2016	March 24, 2016	$0.515625	April 5, 2016
June 10, 2016	June 24, 2016	$0.515625	July 5, 2016
September 9, 2016	September 23, 2016	$0.515625	October 5, 2016
Series B Preferred Stock
April 15, 2016	April 25, 2016	$5.00	May 5, 2016
May 13, 2016	May 25, 2016	$5.00	June 3, 2016
June 10, 2016	June 24, 2016	$5.00	July 5, 2016
July 8, 2016	July 25, 2016	$5.00	August 5, 2016
July 8, 2016	August 25, 2016	$5.00	September 5, 2016
July 8, 2016	September 23, 2016	$5.00	October 5, 2016
Series C Preferred Stock
September 9, 2016	September 23, 2016	$0.39184	October 5, 2016

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

 Distributions declared and paid for the nine months ended September 30, 2016 were as follows (amounts in thousands):

	Distributions
2016	Declared	Paid
First Quarter
Class A Common Stock	$5,604	$5,569
Class B-3 Common Stock	68	102
Series A Preferred Stock	1,482	1,153
OP Units	89	89
LTIP Units	283	270
Total first quarter 2016	$7,526	$7,183
Second Quarter
Class A Common Stock	$5,674	$5,674
Series A Preferred Stock	2,951	1,481
Series B Preferred Stock	18	8
OP Units	89	89
LTIP Units	328	319
Total second quarter 2016	$9,060	$7,571
Third Quarter
Class A Common Stock	5,674	5,674
Series A Preferred Stock	2,950	2,951
Series B Preferred Stock	88	54
Series C Preferred Stock	902	-
OP Units	88	89
LTIP Units	394	348
Total third quarter 2016	10,096	9,116
Total year-to-date	$26,682	$23,870

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

On March 15, 2016, the Company, through its Operating Partnership and several affiliated unconsolidated co-borrowers that are accounted for on the equity method of accounting, entered into an approximately $14.9 million secured credit facility (“Credit Facility”) with KeyBank as lender. The proceeds of the Credit Facility may be used for payment (or reimbursement) of acquisition costs, fees and expenses of the mortgaged properties and to fund interest advances. Draws under the Credit Facility are secured by properties owned by unconsolidated real estate joint ventures in Garland, Texas, Charlotte, North Carolina and Fort Lauderdale, Florida. At the closing of the loan, an initial advance of approximately $10.4 million was made directly to the affiliated property entities and the liability was recorded by the unconsolidated entities and prior advances were repaid to the Operating Partnership. Principal amounts may be repaid at any time without penalty, and amounts repaid may not be re-borrowed. The borrowings under the Credit Facility are at a rate equal to LIBOR plus 3.75% or the base rate plus 2.75%, at the company’s option. Our Operating Partnership’s obligations with respect to the Credit Facility are guaranteed by us, pursuant to the terms of a limited recourse guaranty dated as of March 15, 2016. The outstanding credit facility balance at September 30, 2016, was $10.6 million.

Note 12 – Subsequent Events

Declaration of Dividends

Declaration Date	Payable to stockholders of record as of	Amount	Payable Date
Class A common stock
October 4, 2016	October 25, 2016	$0.096666	November 4, 2016
October 4, 2016	November 25, 2016	$0.096667	December 5, 2016
October 4, 2016	December 23, 2016	$0.096667	January 5, 2017
Series B Preferred Stock
October 4, 2016	October 25, 2016	$5.00	November 4, 2016
October 4, 2016	November 25, 2016	$5.00	December 5, 2016
October 4, 2016	December 23, 2016	$5.00	January 5, 2017

Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate.

Distributions Paid

The following distributions were paid to the Company's holders of Class A common stock, Series A Preferred Stock, as well as holders of OP and LTIP Units subsequent to September 30, 2016 (amounts in thousands):

Shares	Declaration Date	Record Date	Date Paid	Distributions per Share	Total Distribution
Class A Common Stock	July 8, 2016	September 23, 2016	October 5, 2016	$0.096667	$1,891
Series A Preferred Stock	September 9, 2016	September 23, 2016	October 5, 2016	$0.515625	$2,950
Series B Preferred Stock	July 8, 2016	September 23, 2016	October 5, 2016	$5.000000	$43
Series C Preferred Stock	September 9, 2016	September 23, 2016	October 5, 2016	$0.391840	$902
OP Units	July 8, 2016	September 23, 2016	October 5, 2016	$0.096667	$29
LTIP Units	July 8, 2016	September 23, 2016	October 5, 2016	$0.096667	$158

Class A Common Stock	October 4, 2016	October 25, 2016	November 4, 2016	$0.096666	$1,891
Series B Preferred Stock	October 4, 2016	October 25, 2016	November 4, 2016	$5.000000	$53
OP Units	October 4, 2016	October 25, 2016	November 4, 2016	$0.096666	$29
LTIP Units	October 4, 2016	October 25, 2016	November 4, 2016	$0.096666	$140
Total					$8,086

Whetstone Financing

On October 6, 2016, the Company, through an indirect subsidiary (the “Whetstone Borrower”), entered into an approximately $26.5 million loan with KeyBank National Association, on behalf of Fannie Mae, which is secured by Whetstone. The loan matures November 1, 2023 and bears interest at a fixed rate of 3.81%, with interest only payments to November 2017, and thereafter fixed monthly payments based on 30-year amortization. The loan may be prepaid with the greater of 1% prepayment fee or yield maintenance to October 31, 2021, and thereafter until June 30, 2023 with a 1% prepayment fee, and thereafter at par. The loan is nonrecourse to the Company and the Whetstone Borrower with certain standard scope non-recourse carve-outs for certain deeds, acts or failures to act on the part of the Company and the Whetstone Borrower, or any of its officers, members, managers or employees.

October 2016 Offering of 7.125% Series D Cumulative Preferred Stock

Subsequent to quarter end, on October 13, 2016, the Company completed an underwritten offering (the “October 2016 Preferred Stock Offering”) of 2,700,000 shares of 7.125% Series D Cumulative Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share. The shares were registered with the SEC pursuant to the January 2016 Shelf Registration Statement. The public offering price of $25.00 per share was announced on October 6, 2016. Net proceeds of the October 2016 Preferred Stock Offering were approximately $65.0 million after deducting underwriting discounts and commissions and estimated offering costs. On November 3, 2016, the Company closed on the sale of 150,602 shares of Series D preferred stock for gross proceeds of approximately $3.8 million pursuant to the underwriters’ exercise of the overallotment option.

Acquisition of Nevadan Apartments

On October 13, 2016, the Company, through joint venture subsidiaries of its Operating Partnership, completed an investment of approximately $22.8 million along with an affiliate of Carroll Organization, to acquire a 480-unit apartment community located in Atlanta, Georgia known as Nevadan Apartments. The Company’s indirect ownership in the joint venture that owns Nevadan Apartments is 90%. Nevadan Apartments’ purchase price of approximately $68.25 million was funded, in part, with a $48.4 million senior mortgage loan secured by the Nevadan Apartments property and improvements (the “Nevadan Loan”). The Nevadan Loan matures November 1, 2023 and bears interest on a floating basis on the amount drawn based on LIBOR plus 2.48%, capped at 5.50%.  Regular monthly payments are interest-only during the initial term, with payments during the extension period. The Company provided certain standard scope non-recourse carveout guarantees in conjunction with the Nevadan Loan.

Acquisition of Apex Prima Vista Apartments

On October 31, 2016, the Company, through joint venture subsidiaries of its Operating Partnership, completed an investment of approximately $11.3 million along with an affiliate of Carroll Organization, to acquire a 320-unit, garden-style apartment community located in Port St. Lucie, Florida known as Apex Prima Vista Apartments. The Company’s indirect ownership in the joint venture that owns Apex Prima Vista Apartments is 85%. Apex Prima Vista Apartments’ purchase price of approximately $38.3 million was funded, in part, with senior mortgage loan secured by the Apex Prima Vista Apartments property and improvements (the “Apex Loan”) of approximately $27.0 million. The Apex Loan matures November 1, 2023 and bears interest at a fixed interest rate of 3.95%.  Regular monthly payments are interest-only. The Company provided certain standard scope non-recourse carveout guarantees in conjunction with the Apex Loan.

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

As of September 30, 2016, our portfolio consisted of interests in twenty-five properties (seventeen operating properties and eight development properties). The twenty-five properties contain an aggregate of 7,790 units, comprised of 5,573 operating units and 2,217 units under development. As of September 30, 2016, these properties, exclusive of our development properties, and EOS, a lease-up property, were approximately 94% occupied.

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

Significant Developments

During the nine months ended September 30, 2016, we made one convertible preferred investment, one common interest investment, acquired four stabilized properties and disposed of one property as discussed below.

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

Acquisition of West Morehead interest

On January 6, 2016, we, through a wholly-owned subsidiary of the Operating Partnership, BRG Morehead NC, LLC, made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of ArchCo Residential, to develop an approximately 283-unit Class A apartment community located in Charlotte, North Carolina to be known as West Morehead.  We have made a capital commitment of approximately $24.7 million to acquire 100% of the preferred equity interests in BR Morehead JV Member, LLC, of which $6.5 million has been funded at September 30, 2016.

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

Acquisition of ARIUM Westside

On July 14, 2016, we, through subsidiaries of our Operating Partnership, acquired a leasehold interest in a 336-unit, Class A, mixed-use apartment community located in Atlanta, Georgia, known as Tenside Apartment Homes to be rebranded as ARIUM Westside (“Westside”).  Our indirect ownership interest in the joint venture that owns Westside is 90%. The purchase price for Westside of approximately $74.5 million was funded, in part, with a $52.2 million senior mortgage loan secured by the Westside leasehold interest (the “Westside Loan”). The Westside Loan matures August 1, 2023 and bears interest at a rate of 3.68%. We provided certain standard scope non-recourse carveout guarantees in conjunction with the Westside Loan.

Sale of Springhouse at Newport News

On August 10, 2016, we closed on the sale of the Springhouse at Newport News property, located in Newport News, Virginia, and the buyout of our 25% joint venture partner in conjunction with the sale. The property was sold for approximately $38.0 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the defeasance of the existing mortgage indebtedness encumbering the Springhouse at Newport News property in the amount of $25.4 million and payment of closing costs and fees of $0.5 million the sale of the property generated net proceeds for us of approximately $9.0 million and a gain on sale of approximately $4.9 million.

Acquisition of APOK Townhomes Interests

On September 1, 2016, through a wholly-owned subsidiary of our Operating Partnership, we made an investment in a multi-tiered joint venture, along with Fund II, an affiliate of the Manager, and NCC Development Group, to develop a 90-unit Class A apartment community located in Boca Raton, Florida to be known as APOK Townhomes. We have made a capital commitment of approximately $11.3 million to acquire common interests in BR Boca JV Member, LLC, of which $1.1 million has been funded as of September 30, 2016.

Recent Stock Offerings

During the nine months ended September 30, 2016 we continued to raise capital to finance our investment activities.

On February 24, 2016, we filed a prospectus supplement to the December 2014 Shelf Registration Statement offering a maximum of 150,000 Units (the “Series B Units”) consisting of 150,000 shares of the reclassified Series B redeemable preferred stock (the “Series B Preferred Stock”) and warrants (the “Warrants”) to purchase 3,000,000 shares of Class A common stock (liquidation preference $1,000 per share of Series B Preferred Stock) (the “Series B Preferred Offering”). As of September 30, 2016, the Company has sold 8,827 shares of Series B Preferred Stock and 8,827 Warrants to purchase 176,540 shares of Class A common stock for net proceeds of approximately $7.9 million after commissions and fees.

On March 29, 2016, we, our Operating Partnership and our Manager entered into an At Market Issuance Sales Agreement (“Sales Agreement”) with FBR Capital Markets & Co. (“FBR”), and MLV & Co. LLC (“MLV”). Pursuant to the Sales Agreement, FBR and MLV will act as distribution agents with respect to the offering and sale of up to $100,000,000 in shares of Series A Preferred Stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE MKT, or on any other existing trading market for Series A Preferred Stock or through a market maker (the “Series A ATM Offering”). We sold 146,460 shares of Series A Preferred Stock in the Series A ATM Offering through April 8, 2016. On April 8, 2016, we delivered notice to each of FBR and MLV, pursuant to the terms of the Sales Agreement, to suspend all sales under the Series A ATM Offering.

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

On August 8, 2016, we, our Operating Partnership and our Manager entered into an At Market Issuance Sales Agreement (the “Class A Sales Agreement”) with FBR. Pursuant to the Class A Sales Agreement, FBR will act as distribution agent with respect to the offering and sale of up to $100,000,000 in shares of Class A common stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE MKT, or on any other existing trading market for Class A common stock or through a market maker (the “Class A ATM Offering”). We have not commenced any sales through the Class A ATM Offering.

On September 14, 2016, we, our Operating Partnership and our Manager entered into an At Market Issuance Sales Agreement (the “Series C Sales Agreement”) with FBR. Pursuant to the Series C Sales Agreement, FBR will act as distribution agent with respect to the offering and sale of up to $36,000,000 in shares of Series C Preferred Stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE MKT, or on any other existing trading market for Series C Preferred Stock or through a market maker (the “Series C ATM Offering”). Since September 14, 2016, we sold 23,750 shares of Series C Preferred Stock in the Series C ATM Offering through September 27, 2016. On September 27, 2016, we delivered notice to FBR, pursuant to the terms of the Series C Sales Agreement, to suspend all sales under the ATM Offering. As of September 30, 2016, we had sold 23,750 shares of Series C Preferred Stock in the Series C ATM Offering for net proceeds of approximately $0.6 million after commissions.

Subsequent to quarter end, on October 13, 2016, we completed an underwritten offering (the “October 2016 Preferred Stock Offering”) of 2,700,000 shares of 7.125% Series D Cumulative Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share. The shares were registered with the SEC pursuant to the January 2016 Shelf Registration Statement. The public offering price of $25.00 per share was announced on October 6, 2016. Net proceeds of the October 2016 Preferred Stock Offering were approximately $65.0 million after deducting underwriting discounts and commissions and estimated offering costs. On November 3, 2016, we closed on the sale of 150,602 shares of Series D Preferred Stock for gross proceeds of approximately $3.8 million pursuant to the underwriter’s exercise of the overallotment option.

Our total stockholders’ equity decreased $23.5 million from $207.2 million as of December 31, 2015 to $183.7 million as of September 30, 2016. The decrease in our total stockholders’ equity is primarily attributable to our net loss of $2.8 million and dividends declared of $26.4 million, offset by equity compensation of $6.1 million during the nine months ended September 30, 2016.

Results of Operations

The following is a summary of our operating real estate investments as of September 30, 2016:

Multifamily Community Name/Location	Number of Units	Date Built/Renovated (1)	Ownership Interest	Average Rent (2)	% Occupied (3)
ARIUM at Palmer Ranch, Sarasota, FL	320	2016	95.0%	$1,144	93%
ARIUM Grandewood, Orlando, FL	306	2005	95.0%	1,220	96%
ARIUM Gulfshore, Naples, FL	368	2016	95.0%	1,121	94%
ARIUM Palms, Orlando, FL	252	2008	95.0%	1,211	95%
ARIUM Westside, Atlanta, GA	336	2008	90.0%	1,453	96%
Ashton Reserve, Charlotte, NC	473	2015	100.0%	1,063	94%
Enders Place at Baldwin Park, Orlando, FL	220	2003	89.5%	1,651	95%
EOS, Orlando, FL (4)	296	2015	—	1,211	92%
Fox Hill, Austin , TX	288	2010	94.6%	1,196	95%
Lansbrook Village, Palm Harbor, FL (5)	618	2004	90.0%	1,241	91%
MDA Apartment, Chicago, IL	190	2006	35.3%	2,283	98%
Park & Kingston, Charlotte, NC	168	2015	96.0%	1,196	95%
Sorrel, Frisco, TX	352	2015	95.0%	1,286	90%
Sovereign, Fort Worth, TX	322	2015	95.0%	1,296	97%
The Preserve at Henderson Beach, Destin, FL	340	2009	100.0%	1,293	91%
Village Green of Ann Arbor, Ann Arbor, MI	520	2013	48.6%	1,205	98%
Whetstone, Durham, NC	204	2015	—	1,252	85%
Total/Average	5,573			$1,278	94%

(1) Represents date of last significant renovation or year built if there were no renovations.

(2) Represents the average effective monthly rent per occupied unit for all occupied units for the three months ended September 30, 2016. The average rent for EOS, which is still in lease-up, is pro forma based on underwriting. Total concessions for the three months ended September 30, 2016 amounted to approximately $231,000.

(3) Percent occupied is calculated as (i) the number of units occupied as of September 30, 2016, divided by (ii) total number of units, expressed as a percentage, excluding EOS, which was in lease-up during the three months ended September 30, 2016.

(4) EOS is currently a preferred equity investments providing a stated investment return and is in lease-up and actual average rents were $1,244, net of upfront lease-up concessions.

(5) Includes an additional 45 units acquired since the original acquisition in May 2014, of which 16 units were acquired in the nine months ended September 30, 2016.

The following is a summary of our development properties as of September 30, 2016:

Multifamily Community Name, Location	Number of Units	Total Estimated Construction Cost (in millions)	Cost to Date (in millions)	Estimated Construction Cost Per Unit	Initial Occupancy	Final Units to be Delivered	Pro Forma Average Rent (1)
Alexan CityCentre, Houston, TX	340	$83.0	$48.8	$244,118	2Q17	4Q17	$2,144
Alexan Southside Place, Houston, TX	270	$49.0	$9.9	$181,481	4Q17	2Q18	$2,019
APOK Townhomes, Boca Raton, FL	90	$29.7	$5.1	$330,000	4Q17	2Q18	$2,316
Cheshire Bridge, Atlanta, GA	285	$50.9	$22.3	$178,596	2Q17	4Q17	$1,559
Domain 1, Garland, TX	301	$52.1	$5.7	$173,090	2Q18	3Q18	$1,425
Flagler Village, Fort Lauderdale, FL	400	$146.9	$19.6	$367,250	2Q19	2Q20	$2,483
Lake Boone Trail, Raleigh, NC	245	$40.2	$12.3	$164,082	1Q18	3Q18	$1,402
West Morehead, Charlotte, NC	286	$57.9	$7.7	$202,448	2Q18	4Q18	$1,601
	2,217						$1,872

(1) Represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenue

Net rental income increased $7.6 million, or 69%, to $18.6 million for the three months ended September 30, 2016 as compared to $11.0 million for the same prior year period. This increase was primarily due to the acquisition of various interests in six properties subsequent to September 30, 2015, Sorrel, Sovereign, ARIUM Gulfshore, ARIUM at Palmer Ranch, The Preserve at Henderson Beach and ARIUM Westside.

Other property revenue increased $0.6 million, or 120%, to $1.1 million for the three months ended September 30, 2016 as compared to $0.5 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above.

Expenses

Property operating expenses increased $2.8 million, or 60%, to $7.5 million for the three months ended September 30, 2016 as compared to $4.7 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above. Property NOI margins improved to 61.6% of total revenues for the three months ended September 30, 2016 from 59.4% in the prior year quarter. Property NOI margins are computed as total revenues less property operating expenses, divided by total revenues.

 General and administrative expenses amounted to $1.2 million for the three months ended September 30, 2016 as compared to $1.2 million for the same prior year period. Excluding non-cash equity compensation expense of $0.6 million and $0.6 million for the three months ended September 30, 2016 and 2015, respectively, general and administrative expenses were $0.6 million, or 3.2% of revenues for the three months ended September 30, 2016 as compared to $0.6 million, or 5.2% of revenues, for the same prior year period.

Management fees increased to $1.9 million for the three months ended September 30, 2016 as compared to $0.9 million for the same prior year period. Base management fees of $1.7 million and $0.9 million were expensed in the three months ended September 30, 2016 and 2015, respectively. Incentive management fee of $0.2 million was expensed in the three months ended September 30, 2016. Base management fees increased primarily due to an increase in equity as a result of the Follow-On Offerings. Management fees of $1.9 million for the quarter ended September 30, 2016 will be paid in LTIP Units in lieu of cash.

Acquisition costs were $0.7 million for the three months ended September 30, 2016 as compared to $0.7 million for the same prior year period. The costs were primarily due to the acquisition of ARIUM Westside (which was acquired in July 2016) and additional units at Lansbrook Village during the three months ended September 30, 2016, while the costs during the prior year quarter were primarily due to the acquisition of Ashton Reserve and ARIUM Palms.

Depreciation and amortization expenses was $7.2 million for the three months ended September 30, 2016 as compared to $4.0 million for the same prior year period. The increase is related to additional depreciation and amortization expense on the acquisition of the properties mentioned above.

Other Income and Expense

Other income and expenses amounted to income of $0.4 million for the three months ended September 30, 2016 compared to expense of $0.6 million for the same prior year period. This was primarily due to an increase of $0.7 million in preferred returns and equity in income of unconsolidated joint venture interests due to additional investments, gain on the sale of Springhouse of $4.9 million, offset by an increase in interest expense, net, of $2.3 million, as the result of the increase in mortgages payable resulting from the acquisition of interests in the properties mentioned above and loss on extinguishment of debt of $2.4 million related to the sale of Springhouse and the refinancing of the Lansbrook Village property.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Net rental income increased $22.4 million, or 76%, to $52.0 million for the nine months ended September 30, 2016 as compared to $29.6 million for the same prior year period. This increase was primarily due to the acquisition of various interests in six properties subsequent to September 30, 2015, Sorrel, Sovereign, ARIUM Gulfshore, ARIUM at Palmer Ranch, The Preserve at Henderson Beach and ARIUM Westside, and the partial impact of properties purchased in the early part of 2015, Park & Kingston, Fox Hill, Ashton Reserve and ARIUM Palms.

Other property revenue increased $1.1 million, or 73%, to $2.6 million for the nine months ended September 30, 2016 as compared to $1.5 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above.

Expenses

Property operating expenses increased $8.6 million, or 67%, to $21.5 million for the nine months ended September 30, 2016 as compared to $12.9 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above. Property NOI margins improved to 60.6% of total revenues for the nine months ended September 30, 2016 from 58.4% in the prior year. Property NOI margins are computed as total revenues less property operating expenses, divided by total revenues.

 General and administrative expenses amounted to $4.2 million for the nine months ended September 30, 2016 as compared to $2.9 million for the same prior year period. The increase in general and administrative costs relates to the increasing size of the company and public company costs. Excluding non-cash equity compensation expense of $2.2 million and $1.3 million for the nine months ended September 30, 2016 and 2015, respectively, general and administrative expenses were $2.0 million, or 3.6% of revenues for the nine months ended September 30, 2016 as compared to $1.6 million, or 5.1% of revenues, for the same prior year period.

Management fees increased to $4.5 million for the nine months ended September 30, 2016 as compared to $3.1 million for the same prior year period. Base management fees of $4.3 million and $2.1 million were expensed in the nine months ended September 30, 2016 and 2015, respectively. Incentive management fees of $0.9 million were expensed in the three months ended March 31, 2015 and were paid in 67,837 LTIP Units. Incentive management fees of $0.2 million were expensed in the nine months ended September 30, 2016. Base management fees increased primarily due to an increase in equity as a result of the Follow-On Offerings. Management fees of $1.9 million for the three months ended September 30, 2016 will be paid in LTIP Units in lieu of cash while management fees of $2.6 million for the six months ended June 30, 2016 were paid through the issuance of 213,081 LTIP Units.

Acquisition costs increased to $2.1 million for the nine months ended September 30, 2016 as compared to $1.4 million for the same prior year period. The costs were primarily due to the acquisition of ARIUM Gulfshore, ARIUM at Palmer Ranch, The Preserve at Henderson Beach and ARIUM Westside during the nine months ended September 30, 2016, while the costs during the prior year quarter were primarily due to the acquisition of Park & Kingston, Fox Hill and ARIUM Palms properties and the acquisition of preferred equity interests in Alexan Southside, Whetstone and Cheshire Bridge.

Depreciation and amortization expenses was $22.5 million for the nine months ended September 30, 2016 as compared to $10.5 million for the same prior year period. The increase is related to additional depreciation and amortization expense on the acquisition of the properties mentioned above.

Other Income and Expense

Other income and expenses amounted to an expense of $2.9 million for the nine months ended September 30, 2016 as compared to other income of $7.8 million for the same prior year period. This was primarily due to an increase of $4.2 million in preferred returns and equity in income of unconsolidated joint venture interests due to an additional four investments, A $4.9 million gain on the sale of Springhouse, offset by a decrease in equity in gain on sale of our unconsolidated 23Hundred@Berry Hill joint venture of $11.3 million, and an increase in interest expense, net, of $6.1 million, as the result of the increase in mortgages payable resulting from the acquisition of interests in the properties mentioned above and loss on extinguishment of debt of $2.4 million related to the sale of Springhouse and the refinancing of the Lansbrook Village property.

Property Operations

We define “same store” properties as those that we owned and operated for the entirety of both periods being compared, except for properties that are in the construction or lease-up phases, or properties that are undergoing development or significant redevelopment. We move properties previously excluded from our same store portfolio for these reasons into the same store designation once they have stabilized or the development or redevelopment is complete and such status has been reflected fully in all quarters during the applicable periods of comparison. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property stabilized upon attainment of 90% physical occupancy, subject to loss-to-lease, bad debt and rent concessions.  For comparison of our three months ended September 30, 2016 and 2015, the same store properties included properties owned at July 1, 2015. Our same store properties for the three months ended September 30, 2016 and 2015 were Enders Place at Baldwin Park, Village Green of Ann Arbor, MDA Apartments, Lansbrook Village, ARIUM Grandewood, Fox Hill and Park & Kingston. Our non-same store properties for the same period were Springhouse at Newport News, North Park Towers, Ashton Reserve, ARIUM Palms, Sovereign, Sorrel, ARIUM Gulfshore, ARIUM at Palmer Ranch, The Preserve at Henderson Beach and ARIUM Westside. For comparison of our nine months ended September 30, 2016 and 2015, the same store properties included properties owned at January 1, 2015. Our same store properties for the nine months ended September 30, 2016 and 2015 were Enders Place at Baldwin Park, Village Green of Ann Arbor, MDA Apartments, Lansbrook Village and ARIUM Grandewood. Our non-same store properties for the same period were 23Hundred@Berry Hill, Springhouse at Newport News, North Park Towers, Fox Hill, Park & Kingston, Ashton Reserve, ARIUM Palms, Sovereign, Sorrel, ARIUM Gulfshore, ARIUM at Palmer Ranch, The Preserve at Henderson Beach and ARIUM Westside.

23Hundred@Berry Hill was accounted for under the equity method during the nine months September 30, 2015, but is reflected in our table of net operating income as if it was consolidated. For the nine months ended September 30, 2015, the components of non-same store property revenues, property expenses and net operating income represented by this property were $0.2 million, $0.1 million and $0.1 million, respectively. 23Hundred@Berry Hill financial information can be found at Note 3, "Sale of Unconsolidated Real Estate Joint Ventures and Held for Sale Property." Berry Hill was sold on January 14, 2015.

The following table presents the same store and non-same store results from operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,		Change
	2016	2015	$	%
Property Revenues
Same Store	$9,360	$8,708	$652	7.5%
Non-Same Store	10,264	2,852	7,412	259.9%
Total property revenues	19,624	11,560	8,064	69.8%

Property Expenses
Same Store	3,612	3,391	221	6.5%
Non-Same Store	3,926	1,336	2,590	193.9%
Total property expenses	7,538	4,727	2,811	59.5%

Same Store NOI	5,748	5,317	431	8.1%
Non-Same Store NOI	6,338	1,516	4,822	318.1%
Total NOI(1)	$12,086	$6,833	$5,253	76.9%

	Nine Months Ended September 30,		Change
	2016	2015	$	%
Property Revenues
Same Store	$22,390	$21,207	$1,183	5.6%
Non-Same Store	32,267	10,008	22,259	222.4%
Total property revenues	54,657	31,215	23,442	75.1%

Property Expenses
Same Store	8,480	8,255	225	2.7%
Non-Same Store	13,039	4,678	8,361	178.7%
Total property expenses	21,519	12,933	8,586	66.4%

Same Store NOI	13,910	12,952	958	7.4%
Non-Same Store NOI	19,228	5,330	13,898	260.8%
Total NOI(1)	$33,138	$18,282	$14,856	81.3%

(1) See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Same store NOI for the three months ended September 30, 2016 increased by 8.1% to $5.7 million from $5.3 million for the 2015 period. There was a 7.5% increase in same store property revenues as compared to the 2015 period, primarily attributable to a 4.7% increase in average rental rates, a 39 basis point increase in average occupancy, 16 additional units at our Lansbrook Village property and 15 additional units at Park & Kingston. Same store expenses increased 6.5% as the three months ended September 30, 2015 included favorable real estate tax adjustments at two properties.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during 2016 and 2015. The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Same store NOI for the nine months ended September 30, 2016 increased by 7.4% to $13.9 million from $13.0 million for the 2015 period. There was a 5.6% increase in same store property revenues as compared to the 2015 period, primarily attributable to a 4.7% increase in average rental rates, a 55 basis point increase in average occupancy, 16 additional units at our Lansbrook Village property and 15 additional units at Park & Kingston. Same store expenses increased 2.7%.

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

However, NOI should only be used as an alternative measure of our financial performance. The following table reflects same store and non-same store contributions to consolidated NOI, together with a reconciliation of NOI to net (loss) income attributable to common stockholders, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended (1)		Nine Months Ended (2)
	September 30,		September 30,
	2016	2015	2016	2015
Net income (loss) attributable to common stockholders	$(2,551)	$(574)	$(11,727)	$2,157
Add pro-rata share:
Depreciation and amortization	6,197	3,082	19,436	7,641
Amortization of non-cash interest expense	472	148	620	243
Management fees	1,839	890	4,430	3,011
Acquisition and disposition costs	619	682	1,993	1,367
Loss on early extinguisment of debt	2,269	-	2,269	-
Corporate operating expenses	1,169	1,245	4,101	2,886
Preferred dividends	3,883	-	8,268	-
Preferred stock accretion	271	-	560	-
Less pro-rata share:
Other income	26	23	26	91
Preferred returns and equity in income of unconsolidated real estate joint ventures	3,030	2,327	8,491	4,331
(Loss) gain on sale of joint venture interest, net of fees	-	(2)	-	5,320
Gain on sale of real estate assets	4,876	-	4,876	-
Pro-rata share of properties' income (loss)	6,236	3,125	16,557	7,563
Add:
Noncontrolling interest pro-rata share of property income	1,120	752	3,200	2,673
Other (income) loss related to JV/MM entities	-	14	-	66
Total property income (loss)	7,356	3,891	19,757	10,302
Add:
Interest expense	4,730	2,942	13,381	7,980
Net operating income	12,086	6,833	33,138	18,282
Less:
Non-same store net operating income	6,338	1,516	19,228	5,330
Same store net operating income	$5,748	$5,317	$13,910	$12,952

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

The Company believes the properties underlying its real estate investments are performing well. The Company had a portfolio-wide debt service coverage ratio of 2.17x and occupancy of 94%, exclusive of its development properties, at September 30, 2016. In the recent past, we have met our short-term liquidity requirements through revenues on our multifamily investments and the proceeds of our equity offerings.

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

In general, we believe our cash flows from operations, available cash balances, the use of equity offerings, including the ATM Offerings, the April 2016 Preferred Stock Offering, the May 2016 Preferred Stock Offering, the Series B Preferred Offering, the July 2016 Preferred Stock Offering, and the October 2016 Preferred Stock Offering and other future financing arrangements will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months.

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

In prior quarters, including the six months ended June 30, 2015, our Manager waived current year reimbursable operating expenses to support our continued operations. Operating expense reimbursements of $0.1 million were expensed during the three months ended September 30, 2015, were reimbursed in cash and are recorded as part of general and administrative expenses. Operating expense reimbursements of $0.1 million were expensed during the three months ended December 31, 2015, which were paid through the issuance of 14,138 LTIP Units on February 29, 2016. Operating expense reimbursements of $0.5 million were expensed during the nine months ended September 30, 2016, were reimbursed in cash and are recorded as part of general and administrative expenses.

For the remainder of 2016, the Company expects to maintain a distribution paid on a monthly basis to all of our Class A common stockholders at a quarterly rate of $0.29 per share. To the extent the Company continues to pay distributions at this rate, the Company expects to substantially use cash flows from operations to fund distribution payments. The Board will review the distribution rate quarterly, and there can be no assurance that the current distribution level will be maintained. While our policy is generally to pay distributions from cash flow from operations, our distributions through September 30, 2016 have been paid from cash flow from operations, proceeds from our continuous registered public offering, proceeds from the IPO and Follow-On Offerings and sales of assets, and may in the future be paid from additional sources, such as from borrowings.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of September 30, 2016, we own interests in ten joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

Cash Flows from Operating Activities

As of September 30, 2016, we owned indirect equity interests in twenty-five real estate properties (seventeen operating properties and eight development properties), fifteen of which are consolidated for reporting purposes.  During the nine months ended September 30, 2016, net cash provided by operating activities was $24.3 million.  After the net loss of $3.0 million was reduced for $15.7 million of non-cash items, net cash provided by operating activities consisted of the following:

•	Distributions from unconsolidated joint ventures of $8.3 million;

•	Increase in accounts payable and accrued liabilities of $7.3 million;

Increase in payables due to affiliates of $0.7 million;

•	Partially offset by a decrease in our accounts receivable and other assets of $3.6 million;

•	and $1.1 million of early extinguishment of debt.

Cash Flows from Investing Activities

During the nine months ended September 30, 2016, net cash used in investing activities was $179.1 million, primarily due to the following:

•	$178.4 million used in acquiring consolidated real estate investments;

•	$17.1 million used in acquiring investments in unconsolidated joint ventures;

•	$3.2 million purchase of interests from noncontrolling interests;

•	$13.1 million increase in restricted cash;

•	$4.0 million used on capital expenditures; and

•	Partially offset by proceeds of sale of real estate assets of $36.7 million.

Cash Flows from Financing Activities

During the nine months ended September 30, 2016, net cash provided by financing activities was $216.4 million, primarily due to the following:

•	net borrowings of $177.7 million on mortgages payable;

•	net proceeds of $68.5 million from issuance of Series A preferred stock;

•	net borrowings of $63.5 million on mortgages payable;

•	net proceeds of $7.6 million from issuance of Series B preferred units;

•	net proceeds of $56.0 million from issuance of Series C preferred stock;

•	$4.1 million of contributions from noncontrolling interests;

•	partially offset by $2.8 million in distributions paid to our noncontrolling interests;

•	$18.2 million paid in cash distributions paid to common stockholders;

•	$5.6 million paid in cash distributions paid to preferred stockholders;

•	$6.0 million paid in cash distributions paid to common stockholders;

•	$2.9 million increase in deferred financing costs; and

•	$6.0 million paid in cash distributions paid to common stockholders;

•	$68.1 million of repayments of our mortgages payable.

Capital Expenditures

The following table summarizes our total capital expenditures for the nine months ended September 30, 2016 and 2015 (amounts in thousands):

	For the nine months ended September 30,
	2016	2015
Redevelopment/renovations	$2,540	$1,380
Routine capital expenditures	1,452	1,090
Total capital expenditures	$3,992	$2,470

We define redevelopment and renovation costs as non-recurring capital expenditures for significant projects that upgrade units or common areas and projects that are revenue enhancing for the nine months ended September 30, 2016. We define routine capital expenditures as capital expenditures that are incurred at every property and exclude development, investment, revenue enhancing and non-recurring capital expenditures.

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

During the nine months ended September 30, 2016, we incurred $2.1 million of acquisition expense and $0.4 million of disposition expense, of which $2.5 million was our pro rata share of the expense. We incurred $1.4 million of acquisition expense and $0.8 million of disposition expense during the nine months ended September 30, 2015, of which $1.4 million was our pro-rata share of expense.

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

We have acquired interests in six additional properties and five investments accounted for on the equity method of accounting and sold two properties subsequent to September 30, 2015. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

The table below presents our calculation of FFO and AFFO for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net (loss) income attributable to common stockholders	$(2,551)	$(574)	$(11,727)	$2,157
Common stockholders pro-rata share of:
Real estate depreciation and amortization(1)	6,197	3,082	19,436	7,641
Loss (gain) on sale of joint venture interests	—	2	—	(5,320)
Gain on sale of real estate assets	(4,876)	—	(4,876)	—
FFO Attributable to Common Stockholders	$(1,230)	$2,510	$2,833	$4,478
Common stockholders pro-rata share of:
Amortization of non-cash interest expense	472	148	620	243
Acquisition and disposition costs	619	682	1,993	1,367
Loss on early extinguishment of debt	2,269	—	2,269	—
Normally recurring capital expenditures(2)	(239)	(215)	(656)	(513)
Preferred stock accretion	271	—	560	—
Non-cash equity compensation	2,382	1,529	6,600	3,821
Non-recurring equity in earnings of unconsolidated joint ventures	(231)	(289)	(231)	(289)
AFFO Attributable to Common Stockholders	$4,313	$4,365	$13,988	$9,107
FFO Attributable to Common Stockholders per share	$(0.06)	$0.12	$0.14	$0.27
AFFO Attributable to Common Stockholders per share	$0.21	$0.22	$0.68	$0.56
Weighted average common shares outstanding	20,909,727	20,181,656	20,711,836	16,396,038

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2016 (in thousands) which consisted of mortgage notes secured by our properties. At September 30, 2016, our estimated future required payments on these obligations were:

		Remainder of
	Total	2016	2017-2018	2019-2020	Thereafter
Mortgages Payable (Principal)	$529,053	$605	$6,696	$29,342	$492,410
Estimated Interest Payments on Mortgage Notes Payable, Unsecured Term Loans and Senior Unsecured Notes	127,095	4,733	37,641	36,547	48,174
Total	$656,148	$5,338	$44,337	$65,889	$540,584

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid or Payable
Class A common stock
October 7, 2015	December 25, 2015	$0.096667	January 5, 2016
January 13, 2016	January 25, 2016	$0.096666	February 5, 2016
January 13, 2016	February 25, 2016	$0.096667	March 5, 2016
January 13, 2016	March 24 2016	$0.096667	April 5, 2016
April 8, 2016	April 25, 2016	$0.096666	May 5, 2016
April 8, 2016	May 25, 2016	$0.096667	June 6, 2016
April 8, 2016	June 24, 2016	$0.096667	July 5, 2016
July 8, 2016	July 25, 2016	$0.096666	August 5, 2016
July 8, 2016	August 25, 2016	$0.096667	September 5, 2016
July 8, 2016	September 23, 2016	$0.096667	October 5, 2016
October 4, 2016	October 25, 2016	$0.096666	November 4, 2016
October 4, 2016	November 25, 2016	$0.096667	December 5, 2016
October 4, 2016	December 23, 2016	$0.096667	January 5, 2017
Class B-3 common stock
October 7, 2015	December 25, 2015	$0.096667	January 5, 2016
January 13, 2016	January 25, 2016	$0.096666	February 5, 2016
January 13, 2016	February 25, 2016	$0.096667	March 5, 2016
Series A Preferred Stock
December 14, 2015	December 24, 2015	$0.401000	January 5, 2016
March 11, 2016	March 24, 2016	$0.515625	April 5, 2016
June 10, 2016	June 24, 2016	$0.515625	July 5, 2016
September 9, 2016	September 23, 2016	$0.515625	October 5, 2016
Series B Preferred Stock
April 15, 2016	April 25, 2016	$5.00	May 5, 2016
May 13, 2016	May 25, 2016	$5.00	June 5, 2016
June 10, 2016	June 24, 2016	$5.00	July 5, 2016
July 8, 2016	July 25, 2016	$5.00	August 5, 2016
July 8, 2016	August 25, 2016	$5.00	September 5, 2016
July 8, 2016	September 23, 2016	$5.00	October 5, 2016
October 4, 2016	October 25, 2016	$5.00	November 4, 2016
October 4, 2016	November 25, 2016	$5.00	December 5, 2016
October 4, 2016	December 23, 2016	$5.00	January 5, 2017
Series C Preferred Stock
September 9, 2016	September 23, 2016	$0.39184	October 5, 2016

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

Distributions paid for the nine months ended September 30, 2016 and 2015, respectively, were funded from cash provided by operating activities except with respect to $2.5 million and $0 respectively, which was funded from sales of real estate, borrowings, and/or proceeds from our equity offerings.

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Cash provided by operating activities	$24,260	$15,867

Cash distributions to preferred shareholders	$(5,647)	$-
Cash distributions to common shareholders	(18,223)	(14,119)
Cash distributions to noncontrolling interests	(2,844)	(1,622)
Total distributions	(26,714)	(15,741)

Shortfall	$(2,454)	$126

Proceeds from sale of joint venture interests	$-	$-
Proceeds from sale of unconsolidated real estate joint venture interests	$-	$15,590
Proceeds from sale of real estate assets	$36,675	$-

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 and Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to the Consolidated Financial Statements.

Subsequent Events

Other than the items disclosed in Note 12, “Subsequent Events” to our interim Consolidated Financial Statements for the period ended September 30, 2016, no material events have occurred that required recognition or disclosure in these financial statements.  See Note 12 to our interim Consolidated Financial Statements for discussion.

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

($ in thousands)

	2016	2017	2018	2019	2020	Thereafter	Total
Mortgage Notes Payable	$605	$3,050	$3,646	$4,567	$24,775	$492,410	$529,053
Average Interest Rate	4.49%	4.49%	4.36%	4.18%	3.52%	3.53%	3.55%

The fair value (in thousands) is estimated at $543.7 million for mortgages payable as of September 30, 2016.

The table above incorporates those exposures that exist as of September 30, 2016; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

As of September 30, 2016, a 100 basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $575,000 or decrease by $303,000, respectively, for the quarter ended September 30, 2016. The difference between the interest expense amounts related to an increase or decrease in our floating rate is because LIBOR was 0.53% at September 30, 2016, therefore we have limited the estimate of how much the interest costs may decrease as we use a floor of 0% for LIBOR.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Accounting Officer, evaluated, as of September 30, 2016, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Other than the following, there have been no material changes to our potential risks and uncertainties presented in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the twelve months ended December 31, 2015 filed with the SEC on February 24, 2016.

Your interests could be diluted by the incurrence of additional debt, the issuance of additional shares of preferred stock, including additional shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock (together the “Preferred Stock”) and by other transactions.

As of September 30, 2016, our total long term indebtedness was approximately $529.1 million, and we may incur significant additional debt in the future. The Preferred Stock is subordinate to all of our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. Our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and as of the date of this filing, we have issued 5,721,460 shares of Series A Preferred Stock (146,460 of which have been issued in the Series A ATM Offering), 10,546 shares of Series B Preferred Stock, 2,323,750 shares of Series C Preferred Stock and 2,850,602 shares of Series D Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Preferred Stock would dilute the interests of the holders of shares of Preferred Stock, and any issuance of preferred stock senior to the Preferred Stock or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Preferred Stock. We may issue preferred stock on parity with the Preferred Stock without the consent of the holders of the Preferred Stock. Other than the Asset Coverage Ratio and the right of holders to cause us to redeem the Series A Preferred Stock and Series C Preferred Stock upon a Change of Control/Delisting, none of the provisions relating to the Preferred Stock relate to or limit our indebtedness or afford the holders of shares of Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of shares of Preferred Stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1	Articles Supplementary of the Company, dated July 15, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 18, 2016

3.2	Articles Supplementary of the Company, dated October 10, 2016, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 12, 2016

10.1	Multifamily Loan and Security Agreement (Non-Recourse), by and between BR Carroll Lansbrook, LLC and Walker & Dunlop, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2016

10.2	Interest Rate Cap Reserve and Security Agreement, by and between BR Carroll Lansbrook, LLC and Walker & Dunlop, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 11, 2016

10.3	Consolidated, Amended and Restated Multifamily Note, by and between BR Carroll Lansbrook, LLC and Walker & Dunlop, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 11, 2016

10.4	Consolidated, Amended and Restated Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Florida), by BR Carroll Lansbrook, LLC to and for the benefit of Walker & Dunlop, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 11, 2016

10.5	Assignment of Management Agreement, by and among BR Carroll Lansbrook, LLC, Walker & Dunlop, LLC and Carroll Management Group, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 11, 2016

10.6	Assignment of Security Instrument (Consolidated, Amended and Restated Multifamily Mortgage, Assignment of Leases and Rents Security Agreement and Fixture Filing) by Walker & Dunlop, LLC to and for the benefit of Fannie Mae, dated as of July 8, 2016, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 11, 2016

10.7	Environmental Indemnity Agreement, by BR Carroll Lansbrook, LLC to and for the benefit of Walker & Dunlop, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 11, 2016

10.8	Guaranty of Non-Recourse Obligations, by Bluerock Residential Growth REIT, Inc. and Carroll Multifamily Real Estate Fund III, L.P. to and for the benefit of Walker & Dunlop, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 11, 2016

10.9	First Amendment to Limited Liability Company Agreement of BR Carroll Lansbrook, LLC, by BR Carroll Lansbrook JV, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 11, 2016

10.10	First Amendment to Limited Liability Company Agreement of BR Carroll Lansbrook JV, LLC, by BR Lansbrook JV Member, LLC and Carroll Lansbrook JV Member, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on July 11, 2016

10.11	Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated July 15, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2016

10.12	Limited Liability Company Agreement of BRG Tenside, LLC by Bluerock Residential Holdings, L.P., dated as of June 2, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.13	Limited Liability Company Agreement of BR Tenside JV Member, LLC by BRG Tenside, LLC, dated as of June 2, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.14	Limited Liability Company Agreement of BR Carroll Tenside JV, LLC by and between BR Tenside JV Member, LLC and Carroll Co-Invest IV Tenside, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.15	Limited Liability Company Agreement of BR Carroll Tenside, LLC by BR Carroll Tenside JV, LLC, dated as of June 2, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.16	Agreement of Purchase and Sale by and between Waterton Tenside Owner, L.L.C. and Carroll Acquisitions, LLC, dated as of May 25, 2016, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.17	Assignment and Assumption of Purchase Agreement by and between Carroll Acquisitions, LLC and BR Carroll Tenside, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.18	Multifamily Loan and Security Agreement (Non-Recourse) by and Between BR Carroll Tenside, LLC and Walker & Dunlop, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.19	Multifamily Note by BR Carroll Tenside, LLC to and for the benefit of Walker & Dunlop, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.20	Multifamily Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BR Carroll Tenside, LLC to and for the benefit of Walker & Dunlop, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.21	Assignment of Management Agreement by and among BR Carroll Tenside, LLC, Walker & Dunlop, LLC and Carroll Management Group, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.22	Guaranty of Non-Recourse Obligations by Bluerock Residential Growth REIT, Inc. and Carroll Multifamily Real Estate Fund IV, LP to and for the benefit of Walker & Dunlop, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.23	Environmental Indemnity Agreement by BR Carroll Tenside, LLC to and for the benefit of Walker & Dunlop, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.24	Assignment of Security Instrument (Multifamily Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing) by Walker & Dunlop, LLC to Fannie Mae, dated as of July 14, 2016, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.25	Property Management Agreement by and between BR Carroll Tenside, LLC and Carroll Management Group, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.26	Indenture of Trust by and between The Atlanta Development Authority and Bank of New York Mellon Trust Company, N.A., dated December 1, 2009

10.27	Lease Agreement by and between The Atlanta Development Authority, a public body corporate and politic of the State of Georgia, and Ten Side Holdings, LLC, dated December 1, 2009

10.28	Taxable Lease Purchase Revenue Bond by and between The Atlanta Development Authority, a public body corporate and politic of the State of Georgia, and Ten Side Holdings, LLC, dated December 30, 2009

10.29	Bond Pledge and Security Agreement by and between KeyBank National Association and Ten Side Holdings, LLC, dated December 29, 2009

10.30	Allonge to Bond R-1 by and between Waterton Tenside Owner, L.L.C. and BR Carroll Tenside, LLC

10.31	Assignment and Assumption of Bond Documents by and between Waterton Tenside Owner, L.L.C. and BR Carroll Tenside, LLC, dated July 14, 2016

10.32	Assignment and Assumption of Lease Documents by and between Waterton Tenside Owner, L.L.C. and BR Carroll Tenside, LLC, dated July 14, 2016

10.33	LTIP Unit Vesting Agreement by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., and BRG Manager, LLC, dated August 3, 2016

10.34	Sale-Purchase Agreement by and between RPG Glenridge LLC and Carroll Acquisitions, LLC, dated August 12, 2016

10.35	First Amendment to Sale-Purchase Agreement by and between RPG Glenridge LLC and Carroll Acquisitions, LLC, dated August 19, 2016

10.36	Second Amendment to Sale-Purchase Agreement by and between RPG Glenridge LLC and Carroll Acquisitions, LLC, dated August 24, 2016

10.37	Third Amendment to Sale-Purchase Agreement by and between RPG Glenridge LLC and Carroll Acquisitions, LLC, dated August 25, 2016

10.38	Assignment and Assumption of Purchase Agreement by and between Carroll Acquisitions, LLC and BR Carroll Glenridge, dated October 13, 2016

10.39	Rate Cap Agreement by and between SMBC Capital Markets, Inc. and BR Carroll Glenridge, dated October 11, 2016

10.40	Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 11, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 12, 2016

10.41	Limited Liability Company Agreement of BRG Glenridge, LLC by Bluerock Residential Holdings, L.P., dated as of August 2, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.42	Limited Liability Company Agreement of BR Glenridge JV Member, LLC by BRG Glenridge, LLC, dated as of August 2, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.43	Limited Liability Company Agreement of BR Carroll Glenridge JV, LLC by and between BR Glenridge JV Member, LLC and Carroll Co-Invest IV Glenridge, LLC, dated as of October 13, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.44	Limited Liability Company Agreement of BR Carroll Glenridge, LLC by BR Carroll Glenridge JV, LLC, dated as of August 2, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.45	Multifamily Loan and Security Agreement (Non-Recourse) by and between BR Carroll Glenridge, LLC and KeyBank National Association, dated as of October 13, 2016, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.46	Multifamily Note by BR Carroll Glenridge, LLC to and for the benefit of KeyBank National Association, dated as of October 13, 2016, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.47	Multifamily Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement by BR Carroll Glenridge, LLC to and for the benefit of KeyBank National Association, dated as of October 13, 2016, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.48	Assignment of Management Agreement and Subordination of Management Fees by and among BR Carroll Glenridge, LLC, KeyBank National Association and Carroll Management Group, LLC, dated as of October 13, 2016, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.49	Guaranty by Bluerock Residential Growth REIT, Inc. and Carroll Multifamily Real Estate Fund IV, LP to and for the benefit of KeyBank National Association, dated as of October 13, 2016, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.50	Assignment of Security Instrument by KeyBank National Association to Federal Home Loan Mortgage Corporation, dated as of October 13, 2016, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.51	Property Management Agreement by and between BR Carroll Glenridge, LLC and Carroll Management Group, LLC, dated as of October 13, 2016, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on October 19, 2016

23.1	Consent of BDO USA, LLP, incorporated by reference to Exhibit 23.1 to the Company’s Current Report on Form 8-K filed on September 29, 2016

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Closing Press Release, dated July 12, 2016, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 18, 2016

99.2	Press Release, dated August 8, 2016, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 8, 2016

99.3	Supplemental Financial Information, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 8, 2016

99.4	Presentation, dated September 27, 2016, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on September 27, 2016

99.5	Press Release, dated October 6, 2016, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 12, 2016

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

DATE:	November 7, 2016	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer and President
(Principal Executive Officer)

DATE:	November 7, 2016	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Accounting Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)