Form 10-K
period 2016-12-31
Bluerock Residential Growth REIT, Inc.
filed 2017-02-22
CIK 1442626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-36369

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-3136483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

712 Fifth Avenue, 9th Floor, New York, NY	10019
(Address or principal executive offices)	(Zip Code)

(212) 843-1601

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	New York Stock Exchange MKT
Series A Preferred Stock, $0.01 par value per share	New York Stock Exchange MKT
Series C Preferred Stock, $0.01 par value per share	New York Stock Exchange MKT
Series D Preferred Stock, $0.01 par value per share	New York Stock Exchange MKT

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant as of June 30, 2016, the last business day of registrant’s most recently completed second fiscal quarter, was $252,594,776 based on the closing price of the Class A common stock on the NYSE MKT on such date.

Number of shares outstanding of the registrant’s
classes of common stock, as of February 6, 2017: Class A Common Stock: 24,168,169 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-K
December 31, 2016

i

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the competitive environment in which we operate;
•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
•	decreased rental rates or increasing vacancy rates;
•	our ability to lease units in newly acquired or newly constructed apartment properties;
•	potential defaults on or non-renewal of leases by tenants;
•	creditworthiness of tenants;
•	our ability to obtain financing for and complete acquisitions under contract under the contemplated terms, or at all;
•	development and acquisition risks, including rising and unanticipated costs and failure of such acquisitions and developments to perform in accordance with projections;
•	the timing of acquisitions and dispositions;
•	the performance of our network of Bluerock strategic partners, (or “Partner Network”);
•	potential natural disasters such as hurricanes, tornadoes and floods;
•	national, international, regional and local economic conditions;
•	board determination as to timing and payment of dividends, and our ability to pay future distributions at the dividend rates we have paid historically;
•	the general level of interest rates;
•	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;

ii

•	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;
•	lack of or insufficient amounts of insurance;
•	our ability to maintain our qualification as a REIT;
•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes;
•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us or a subsidiary owned by us or acquired by us.

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

iii

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

We have no employees and are supported by a related-party service agreement with BRG Manager, LLC (the “Manager”), a Delaware limited liability company organized in 2014. We are externally managed by the Manager, which manages our day-to-day operations under a Management Agreement. On November 7, 2016, the Company announced that it had begun the process of internalizing the external management functions that are currently provided to us by our Manager. See “Formation of Special Committee for Internalization Transaction” below. Our Management Agreement has a three-year term expiring April 2, 2017, and will be automatically renewed for a one-year term each year on April 2, unless previously terminated in accordance with the terms of the Management Agreement. The Manager is responsible for managing our affairs on a day-to-day basis and for identifying and making real estate investments on our behalf. Substantially all our business is conducted through our Operating Partnership, Bluerock Residential Holdings, L.P., a Delaware limited partnership (our “Operating Partnership”).

The principal executive offices of our Company and the Manager are located at 712 Fifth Avenue, New York, New York 10019. Our telephone number is (212) 843-1601.

Investments in Real Estate

As of December 31, 2016, our portfolio consisted of interests in thirty-one properties (twenty-one operating and ten development properties). The thirty-one properties contain an aggregate of 9,570 units, comprised of 6,972 operating units and 2,598 units under development. As of December 31, 2016, our stabilized properties, exclusive of our development properties, were approximately 94% occupied. For more information regarding our investments, see “Item 2. Properties”.

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

•	Core-Plus. We invest in institutional-quality apartment properties with strong and stable cash flows in target markets where we believe there exists opportunity for rental growth and with potential for further value creation.
•	Value-Add. We invest in well-located apartment properties that offer significant potential for medium-term capital appreciation through repositioning, renovation or redevelopment, to reposition the asset and drive future rental growth.

•	Opportunistic. We invest in properties available at opportunistic prices (i.e., at prices we believe are below those available in an otherwise efficient market) that exhibit some characteristics of distress, such as operational inefficiencies, significant deferred capital maintenance or broken capital structures providing an opportunity for a substantial portion of total return attributable to appreciation in value.
•	Invest-to-Own. We selectively invest in development of Class A properties in target markets where we believe we can capture significant development premiums upon completion. We generally use a mezzanine loan with an option to purchase common equity in the project or convertible preferred equity structure, both of which provide income during the development stage, while providing us the ability to capture development premiums at completion by exercising our rights to take ownership.

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

Summary of Investments and Dispositions

In conjunction with the completion of the initial firmly underwritten public offering that closed in April 2014 (the “IPO”), we completed a series of related contribution transactions pursuant to which we acquired interests in five apartment properties for an aggregate asset value of $152.3 million (inclusive of Villas at Oak Crest, which was accounted for under the equity method, and Springhouse, in which we already owned an interest and which was reported as consolidated for the periods presented) that added to our pre-IPO portfolio.

The following table presents a summary of our investments for the years ended December 31, 2016, 2015 and 2014:

Properties Acquired	Location	Date Acquired	Ownership Interest	Number of Units
Springhouse (additional interest only)(1)	Newport News, VA	4/2/2014	75.0%	432
Village Green of Ann Arbor	Ann Arbor, MI	4/2/2014	48.6%	520
Villas at Oak Crest	Chattanooga, TN	4/2/2014	67.2%	209
North Park Towers	Southfield, MI	4/3/2014	100.0%	313
Lansbrook Village(2)	Palm Harbor, FL	5/23/2014	90.0%	619
Alexan CityCentre	Houston, TX	7/1/2014	(3)	340
EOS, formerly UCF Orlando	Orlando, FL	7/29/2014	(3)	296
Enders (additional interest & units)(4)	Orlando, FL	9/10/2014	89.5%	220
ARIUM Grandewood	Orlando, FL	11/4/2014	95.0%	306
Alexan Southside Place	Houston, TX	1/12/2015	(3)	270
Park & Kingston(5)	Charlotte, NC	3/16/2015	96.0%	153
Fox Hill(6)	Austin, TX	3/26/2015	94.6%	288
Whetstone	Durham, NC	5/20/2015	(3)	204
Helios, formerly known as Cheshire Bridge	Atlanta, GA	5/29/2015	(3)	285
Ashton I	Charlotte, NC	8/19/2015	100.0%	322
ARIUM Palms	Orlando, FL	8/20/2015	95.0%	252
Sorrel	Frisco, TX	10/29/2015	95.0%	352
Sovereign	Fort Worth, TX	10/29/2015	95.0%	322
Domain Phase 1	Garland, TX	11/20/2015	(3)	299
Park & Kingston Phase II	Charlotte, NC	11/30/2015	100%	15
Ashton II	Charlotte, NC	12/14/2015	100%	151
Flagler Village	Ft. Lauderdale	12/18/2015	(7)	384
Lake Boone Trail	Raleigh, NC	12/18/2015	(3)	245
ARIUM Gulfshore	Naples, FL	1/5/2016	95.0%	368
ARIUM at Palmer Ranch	Sarasota, FL	1/5/2016	95.0%	320
West Morehead	Charlotte, NC	1/6/2016	(8)	286
The Preserve at Henderson Beach	Destin, FL	3/15/2016	100%	340
ARIUM Westside	Atlanta, GA	7/14/2016	90.0%	336
APOK Townhomes	Boca Raton, FL	9/1/2016	(7)	90
Nevadan	Atlanta, GA	10/13/2016	90.0%	480
ARIUM Pine Lakes	Port St. Lucie, FL	10/31/2016	85.0%	320
The Brodie, formerly referred to as Deerfield	Austin, TX	11/10/2016	92.5%	324
Roswell City Walk	Roswell, GA	12/1/2016	98.0%	320
Crescent Perimeter(9)	Atlanta, GA	12/12/2016	60.0%	320
Legacy at Southpark	Austin, TX	12/15/2016	90.0%	250
Vickers Village(9)	Roswell, GA	12/20/2016	80.0%	79

(1)	Increased ownership in Springhouse by 36.8% to total ownership interest of 75.0%.

(2)	Subsequently acquired 46 additional units at Lansbrook Village resulting in total units owned as 619 as of December 31, 2016. Increased ownership in Lansbrook Village in December 2015 by 13.2% to 90.0%.
(3)	The Company’s investment in the property is through a preferred equity investment in an indirect equity owner of the property, which earns a preferred return of 15% and is convertible to common equity at BRG’s option upon stabilization.
(4)	Acquired 22 additional units at Enders increasing total units owned to 220 as of December 31, 2016. Also, we acquired an additional 41.1% interest increasing total ownership interest to 89.5%
(5)	Increased ownership in Park & Kingston in May 2015 by 49.0% to total ownership of 96.0%.
(6)	Increased ownership in Fox Hill in May 2015 by 9.4% to total ownership of 94.6%.
(7)	The Company’s investment in the property is a common equity investment which is not consolidated.
(8)	The Company’s investment in the property through a note receivable from a related party that is an indirect owner of the property and in which related party the Company has an option to purchase a common equity investment.
(9)	The Company’s investment in the property is a common equity investment which is consolidated.

The following table presents a summary of our dispositions for the years ended December 31, 2016, 2015 and 2014:

Property Dispositions	Location	Date Sold	Ownership Interest in Property	Number of Units
The Reserve at Creekside Village	Chattanooga, TN	3/28/2014	24.7%	192
The Estates at Perimeter	Augusta, GA	12/10/2014	25.0%	240
Grove at Waterford	Hendersonville, TN	12/18/2014	60.0%	252
23Hundred@Berry Hill	Nashville, TN	1/14/2015	19.8%	266
Villas at Oak Crest	Chattanooga, TN	9/1/2015	67.2%	209
North Park Towers	Southfield, MI	10/16/2015	100.0%	313
Springhouse at Newport News	Newport News, VA	8/10/2016	75.0%	432
EOS	Orlando, FL	12/19/2016	26.3%	296

Formation of Special Committee for Internalization Transaction

On November 7, 2016, the Company announced that it had begun the process of internalizing the external management functions that are currently provided to us by our Manager. The board of directors appointed a special committee, (or the “Special Committee”), comprised solely of independent directors of our board of directors to pursue the internalization. The Special Committee has engaged independent legal and financial advisors to assist the Special Committee in connection with the internalization transaction. The Compensation Committee of our board of directors has also engaged an independent compensation consulting firm to provide a market-based compensation study with respect to key REIT executives and directors of internalized REITs. As of February 16, 2017, negotiations have begun with respect to the internalization, but no definitive agreements have been entered into. We currently anticipate consummating the internalization transaction at the beginning of the third quarter of 2017, although we are providing no assurances that the internalization transaction will be completed on the timeframe we currently anticipate or at all. For risks associated with our internalization, see the section entitled “Risk Factors”.

Distribution Policy

We intend to continue to qualify as a REIT for federal income tax purposes. The Code generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, and imposes tax on any taxable income retained by a REIT, including capital gains.

To satisfy the requirements for qualification as a REIT and generally not be subject to federal income and excise tax, we intend to continue to make regular monthly distributions of all or substantially all of our REIT taxable income, determined without regard to dividends paid, to our stockholders out of assets legally available for such purposes. All future distributions will be determined at the sole discretion of our board of directors on a quarterly basis. When determining the amount of future distributions, we expect that our board of directors will consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future operating cash flows, (iii) our determination of near-term cash needs for acquisitions of new properties, development investments general property capital improvements and debt repayments, (iv) our ability to continue to access additional sources of capital, (v) the requirements of Maryland law, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay and (vii) any limitations on our distributions contained in our credit or other agreements.

Holders of shares of 8.250% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”), will be entitled to receive cumulative cash dividends on the Series A Preferred Stock when, as and if authorized by our board of directors and declared by us from the end of the most recent dividend period for which dividends on the Series A Preferred Stock have been paid, payable quarterly in arrears on each January 5th, April 5th, July 5th and October 5th of each year, commencing on January 5, 2016, to holders of record on each December 25th, March 25th, June 25th and September 25th, respectively. From the date of original issue to, but not including, October 21, 2022, we will pay dividends on the Series A Preferred Stock at the rate of 8.250% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $2.0625 per share). Commencing October 21, 2022, we will pay cumulative cash dividends on the Series A Preferred Stock at an annual dividend rate of the initial rate increased by 2.0% of the liquidation preference per annum, which will increase by an additional 2.0% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14.0%.

Holders of shares of Series B Redeemable Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), are entitled to receive, when and as authorized by our board of directors and declared by us out of legally available funds, cumulative cash dividends on each share of Series B Preferred Stock at an annual rate of six percent (6%) of the initial stated value of $1,000 per share (the “Stated Value”). Dividends on each share of Series B Preferred Stock will begin accruing on, and will be cumulative from, the date of issuance or the end of the most recent dividend period for which dividends on the Series B Preferred Stock have been paid, payable monthly in arrears on the 5th day of each month to holders of record on the 25th day of the prior month.

Holders of shares of 7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (the “Series C Preferred Stock”), will be entitled to receive cumulative cash dividends on the Series C Preferred Stock when, as and if authorized by our board of directors and declared by us from and including the date of original issue or the end of the most recent dividend period for which dividends on the Series C Preferred Stock have been paid, payable quarterly in arrears on each January 5th, April 5th, July 5th and October 5th of each year, commencing on October 5, 2016, to holders of record on each December 25th, March 25th, June 25th and September 25th, respectively. From the date of original to, but not including, July 19, 2023, we will pay dividends on the Series C Preferred Stock at the rate of 7.6250% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $1.90625 per share). Commencing July 19, 2023, we will pay cumulative cash dividends on the Series C Preferred Stock at an annual dividend rate of the initial rate increased by 2.0% of the liquidation preference per annum, which will increase by an additional 2.0% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14.0%.

Holders of shares of 7.125% Series D Cumulative Preferred Stock, $0.01 par value per share (the “Series D Preferred Stock”), will be entitled to receive cumulative cash dividends on the Series D Preferred Stock when, as and if authorized by our board of directors and declared by us from and including the date of original issue or the end of the most recent dividend period for which dividends on the Series D Preferred Stock have been paid, payable quarterly in arrears on each January 5th, April 5th, July 5th and October 5th of each year, commencing on January 5, 2017, to holders of record on each December 25th, March 25th, June 25th and September 25th, respectively. From the date of original issue, we will pay dividends on the Series D Preferred Stock at the rate of 7.1250% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $1.78125 per share).

Holders of shares of Class A common stock, $0.01 par value per share (the “Class A common stock”), will be entitled to receive cash dividends when, as and if authorized by our board of directors and declared by us.

We cannot assure you that we will generate sufficient cash flows to make distributions to our stockholders, or that we will be able to sustain those distributions. If our operations do not generate sufficient cash flow to allow us to satisfy the REIT distribution requirements, we may be required to fund distributions from working capital, offering proceeds, borrow funds, sell assets, make a taxable distribution of our equity or debt securities, or reduce such distributions. Our distribution policy enables us to review the alternative funding sources available to us from time to time. Our actual results of operations will be affected by a number of factors, including the revenues we receive from our properties, our operating expenses, interest expense, the ability of our tenants to meet their obligations and unanticipated expenditures. For more information regarding risk factors that could materially adversely affect our actual results of operations, please see “Item 1A — Risk Factors.”

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

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. We also have filed with the SEC registration statements on Form S-3 (File Nos. 333-208956, 333-200359, 333-203415 and 333-208988) and Form S-8 (333-202569). Copies of our filings with the SEC may be obtained from the SEC’s website at www.sec.gov, or downloaded from our website at www.bluerockresidential.com, as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC. Access to these filings is free of charge.

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

As a real estate company, we are subject to various changes in real estate conditions, and any negative trends in such real estate conditions may adversely affect our results of operations through decreased revenues or increased costs. These conditions include:

•	changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, government deficits, high unemployment rates, decreased consumer confidence and liquidity concerns, particularly in markets in which we have a high concentration of properties;
•	fluctuations in interest rates, which could adversely affect our ability to obtain financing on favorable terms or at all;
•	the inability of residents and tenants to pay rent;
•	the existence and quality of the competition, such as the attractiveness of our properties as compared to our competitors’ properties based on considerations such as convenience of location, rental rates, amenities and safety record;
•	increased operating costs, including increased real property taxes, maintenance, insurance and utilities costs;
•	weather conditions that may increase or decrease energy costs and other weather-related expenses;
•	oversupply of apartments, commercial space or single-family housing or a reduction in demand for real estate in the markets in which our properties are located;
•	a favorable interest rate environment that may result in a significant number of potential residents of our apartment communities deciding to purchase homes instead of renting;
•	changes in, or increased costs of compliance with, laws and/or governmental regulations, including those governing usage, zoning, the environment and taxes; and
•	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs.

Moreover, other factors may adversely affect our results of operations, including potential liability under environmental and other laws and other unforeseen events, many of which are discussed elsewhere in the following risk factors. Any or all of these factors could materially adversely affect our results of operations through decreased revenues or increased costs.

Our current portfolio consists of interests in twenty-one apartment communities and ten development communities located primarily in markets in the Southeastern United States. Any adverse developments in local economic conditions or the demand for apartment units in these markets may negatively impact our results of operations.

Our current portfolio of properties consists primarily of apartment communities and development communities geographically concentrated in the Southeastern United States, and our portfolio going forward may consist primarily of the same. For the year ended December 31, 2016, properties in Florida, Texas, North Carolina, Michigan, Illinois, and Georgia and comprised 47%, 19%, 11%, 10%, 7% and 6%, respectively, of our total rental revenue, excluding Springhouse which was sold in August 2016 and EOS which was sold in December 2016. As such, we are currently susceptible to local economic conditions and the supply of and demand for apartment units in these markets. If there is a downturn in the economy or an oversupply of or decrease in demand for apartment units in these markets, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.

Our Manager may not be successful in identifying and consummating suitable investment opportunities.

Our investment strategy requires us, through our Manager while we are externally managed, to identify suitable investment opportunities compatible with our investment criteria. Our Manager may not be successful in identifying suitable opportunities that meet our criteria or in consummating investments, including those identified as part of our investment pipeline, on satisfactory terms or at all. Our ability to make investments on favorable terms may be constrained by several factors including, but not limited to, competition from other investors with significant capital, including other publicly-traded REITs and institutional investment funds, which may significantly increase investment costs; and/or the inability to finance an investment on favorable terms or at all. The failure to identify or consummate investments on satisfactory terms, or at all, may impede our growth and negatively affect our cash available for distribution to our stockholders.

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

Our company and the properties we own and expect to own are subject to various federal, state and local laws and regulations relating to environmental protection and human health and safety. Federal laws such as the National Environmental Policy Act, the Comprehensive Environmental Response, Compensation, and

Liability Act, the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Toxic Substances Control Act, the Emergency Planning and Community Right to Know Act and the Hazard Communication Act and their resolutions and corresponding state and local counterparts govern such matters as wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with disposals. The properties we own and acquire must comply with the Americans with Disabilities Act of 1990 which generally requires that certain types of buildings and services be made accessible and available to people with disabilities. Additionally, we must comply with the Fair Housing Amendments Act of 1988, which requires that apartment properties first occupied after March 13, 1991 be accessible to handicapped residents and visitors. These laws may require us to make modifications to our properties. Some of these laws and regulations impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were illegal. Compliance with these laws and any new or more stringent laws or regulations may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. In addition, there are various federal, state and local fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance.

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

As the owner of real property, we could become subject to liability for asbestos-containing building materials in the buildings on our properties.

Some of our properties may contain asbestos-containing materials. Environmental laws typically require that owners or operators of buildings with asbestos-containing building materials properly manage and maintain these materials, adequately inform or train those who may come in contact with asbestos and undertake special precautions, including removal or other abatement, in the event that asbestos is disturbed during building renovation or demolition. These laws may impose fines and penalties on building owners or operators for failure to comply with these requirements. In addition, third parties may be entitled to seek recovery from owners or operators for personal injury associated with exposure to asbestos-containing building materials.

In addition, many insurance carriers are excluding asbestos-related claims from standard policies, pricing asbestos endorsements at prohibitively high rates or adding significant restrictions to this coverage. Because of our difficulty in obtaining specialized coverage at rates that correspond to the perceived level of risk, we may not obtain insurance for asbestos-related claims. We will continue to evaluate the availability and cost of additional insurance coverage from the insurance market. If we purchase insurance for asbestos, the cost could have a negative impact on our results of operations.

Costs associated with addressing indoor air quality issues, moisture infiltration and resulting mold remediation may be costly.

As a general matter, concern about indoor exposure to mold or other air contaminants has been increasing as such exposure has been alleged to have a variety of adverse effects on health. As a result, there have been a number of lawsuits in our industry against owners and managers of apartment communities relating to indoor air quality, moisture infiltration and resulting mold. Some of our properties may contain microbial matter such as mold and mildew. The terms of our property and general liability policies generally exclude certain mold-related claims. Should an uninsured loss arise against us, we would be required to use our funds to resolve the issue, including litigation costs. We can offer no assurance that liabilities resulting from indoor air quality, moisture infiltration and the presence of or exposure to mold will not have a future impact on our business, results of operations and financial condition.

A change in the United States government policy with regard to Fannie Mae and Freddie Mac could impact our financial condition.

Fannie Mae and Freddie Mac are a major source of financing for the apartment real estate sector. We and other apartment companies in the apartment real estate sector depend frequently on Fannie Mae and Freddie Mac to finance growth by purchasing or guarantying apartment loans. In February 2011, the Obama Administration released a report to Congress which included options, among others, to gradually shrink and eventually shut down Fannie Mae and Freddie Mac. In June 2013, a bipartisan group of senators proposed an overhaul of the housing finance system which would wind down Fannie Mae and Freddie Mac within five years; in August 2013, President Obama announced his support for this legislation. This legislation was ultimately abandoned. Any decision by the government to eliminate or downscale Fannie Mae or Freddie Mac, to reduce their acquisitions or guarantees of apartment real estate mortgage loans, or to reduce government support for multi-family housing more generally, may adversely affect interest rates, capital availability, development of multi-family communities and our ability to refinance our existing mortgage obligations as they come due and to obtain additional long-term financing for the acquisition of additional apartment communities on favorable terms or at all.

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

We, through our Manager while we are externally managed, will attempt to ensure adequate insurance is obtained to cover significant areas of risk to us as a company and to our properties. However, there are types of losses at the property level, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.

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

Representations and warranties made by us in connection with sales of our properties may subject us to liability that could result in losses and could harm our operating results and, therefore distributions we make to our stockholders.

When we sell a property, we may be required to make representations and warranties regarding the property and other customary items. In the event of a breach of such representations or warranties, the purchaser of the property may have claims for damages against us, rights to indemnification from us or otherwise have remedies against us. In any such case, we may incur liabilities that could result in losses and could harm our operating results and, therefore distributions we make to our stockholders.

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

We expect that most of our assets will continue to be held through wholly owned or majority owned subsidiaries of our Operating Partnership. We expect that most of these subsidiaries will be outside the definition of investment company under Section 3(a)(1) of the Investment Company Act as they are generally expected to hold at least 60% of their assets in real property or in entities that they manage or co-manage that own real property. Section 3(a)(1)(A) of the Investment Company Act defines an investment company as any issuer that is or holds itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Section 3(a)(1)(C) of the Investment Company Act defines an investment company as any issuer that is engaged or proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and owns or proposes to acquire investment securities having a value exceeding 40% of the value of the issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis, which we refer to as the 40% test. Excluded from the term “investment securities,” among other things, are U.S. government securities and securities issued by majority owned subsidiaries that are not themselves investment companies and are not relying on the exception from the definition of investment company set forth in Section 3(c)(1) or Section 3(c)(7) of the Investment Company Act. We believe that we, our Operating Partnership and most of the subsidiaries of our Operating Partnership will not fall within either definition of investment company as we invest primarily in real property, through our wholly or majority owned subsidiaries, the majority of which we expect to have at least 60% of their assets in real property or in entities that they manage or co-manage that own real property. As these subsidiaries would be investing either solely or primarily in real property, they would be outside of the definition of “investment company” under Section 3(a)(1) of the Investment Company Act. We are organized as a holding company that conducts its businesses primarily through the Operating Partnership, which in turn is a holding company conducting its business through its subsidiaries. Both we and our Operating Partnership intend to conduct our operations so that they comply with the 40% test. We will monitor our holdings to ensure continuing and ongoing compliance with this test. In addition, we believe that neither we nor the Operating Partnership will be considered an investment company under Section 3(a)(1)(A) of the Investment Company Act because neither we nor the Operating Partnership will engage primarily or hold itself out as being engaged primarily in the business of investing, reinvesting or trading in securities. Rather, through the Operating Partnership’s wholly-owned or majority owned subsidiaries, we and the Operating Partnership will be primarily engaged in the non-investment company businesses of these subsidiaries.

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

From inception of our Company through December 31, 2016, we had a cumulative net loss of $13.8 million. Our losses can be attributed, in part, to the initial start-up costs and initially high corporate general and administrative expenses relative to the size of our portfolio. In addition, acquisition costs and depreciation and amortization expenses substantially reduced our income. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

We previously generated negative operating cash flow, and our corporate general and administrative expenses were high relative to the size of our current portfolio.

In prior years, our corporate general and administrative expenses exceeded the cash flow received from our investments in real estate joint ventures. The primary reason for the previous negative operating cash flow was the amount of our corporate general and administrative expenses relative to the size of the portfolio. Our corporate general and administrative expenses were $5.9 million for the year ended December 31, 2016, which reflected an increase of $1.8 million over the same period in 2015. During 2016 the size of our portfolio increased significantly and cash flow from our investments in real estate joint ventures increased to cover our general and administrative expenses. There can be no assurance that current period operating cash flow will continue to exceed our general and administrative expenses. If cash flow received from our investments decreases and our corporate general and administrative expenses become high in relation to the size of our portfolio, this would reduce the amount of funds available for us to invest in properties or other investments. These factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.

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

Our internal control over financial reporting may not be effective, which could adversely affect our reputation, results of operations and stock price.

The accuracy of our financial reporting depends on the effectiveness of our internal control over financial reporting. Internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements because of its inherent limitations. These limitations include the possibility of human error, inadequacy or circumvention of internal controls and fraud. If we do not attain and maintain effective internal control over financial reporting or implement controls sufficient to provide reasonable assurance with respect to the preparation and fair presentation of our financial statements, we could be unable to file accurate financial reports on a timely basis, and our reputation, results of operations and stock price could be materially adversely affected.

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

While we are externally managed, our Manager is responsible for the day-to-day operations of our Company and the selection and management of investments and has broad discretion over the use of proceeds from offerings of our securities. Accordingly, you should not purchase our securities unless you are willing to entrust all aspects of the day-to-day management and the selection and management of investments to our Manager, who will manage our Company in accordance with the Management Agreement. In addition, our Manager may retain independent contractors to provide various services for our Company, and you should note that such contractors will have no fiduciary duty to you or the other stockholders and may not perform as expected or desired.

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

A limit on the percentage of our capital stock and common stock a person may own may discourage a takeover or business combination, which could prevent our common stockholders from realizing a premium price for their common stock.

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

Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue and may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any such stock. Our board of directors has authorized a total of 19,025,000 shares of preferred stock for issuance, from which we have issued 5,721,460 shares of Series A Preferred Stock, 21,482 shares of Series B Preferred Stock, 2,323,750 shares of Series C Preferred Stock, and 2,850,602 shares of Series D Preferred Stock, all of which are senior to our common stock with respect to priority of dividend payments and rights upon liquidation, dissolution or winding up. Our board of directors could also authorize the issuance of up to approximately 230,975,000 additional shares of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

Risks Related to the Internalization Transaction

We cannot assure you that we will be able to complete the internalization transaction, which could materially adversely affect our business, financial condition and results of operations.

We cannot assure you that we will be able to complete the internalization transaction, which we expect will be subject to the approval of the Special Committee and the satisfaction of various closing conditions, including obtaining certain third party consents and other obligations. There can be no guarantee that the Special Committee will approve the internalization transaction or, if it does, that any of the other closing conditions will be satisfied or that the internalization will be consummated. Failure to complete the internalization transaction could materially adversely delay our strategy of simplifying our business and focusing on our core objectives of maximizing long-term stockholder value through the acquisition of well-located, institutional-quality apartment properties in demographically attractive growth markets across the United States. These consequences could materially adversely affect our business, financial condition and results of operations.

If the internalization occurs, we will incur significant additional costs associated with being self-managed.

While we believe there are substantial benefits to the internalization of the functions performed for us by our Manager and of bringing onboard our Manager’s management team, there is no assurance that internalization will be beneficial to us and our stockholders, and internalizing our management functions could reduce earnings per share and funds from operation per share. For example, we may not realize the perceived benefits or we may not be able to properly integrate a new staff of managers and employees or we may not be able to effectively replicate the services provided previously by our Manager or its affiliates. Internalization transactions involving the internalization of managers affiliated with entity sponsors have also, in some cases, been the subject of litigation. Even if such claims were without merit, we could be forced to spend significant amounts of money and management resources defending claims, which would reduce the amount of funds available for us to invest in properties or other investments or to pay distributions. All these factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions.

We may not manage the internalization effectively or realize its anticipated benefits.

We intend for the internalization to be part of our long-term strategy of focusing on our core objectives. We may not be able to identify suitable investments for a period of time which may reduce our operating performance. We may not manage the internalization effectively, and the internalization could be a time-consuming and costly process. The failure to manage the internalization effectively, including failure to smoothly transition services or retain employees, could result in the anticipated benefits of the internalization not being realized in the timeframe currently anticipated or at all.

The agreements to be entered into in connection with the internalization transaction will be negotiated between the Special Committee and certain of our officers and directors that are affiliated with our Manager, which may create conflicts of interests and result in terms and conditions that may not be as favorable to us as if they had been negotiated with unaffiliated third parties.

Our Manager is affiliated with certain of our officers and directors. Accordingly, those officers and directors may receive economic benefits as a result of the internalization transaction, which may differ from, and be in conflict with, our interests and the interests of our stockholders. Furthermore, the agreements to be entered into in connection with the internalization transaction will be negotiated between the Special Committee and our Manager, and their terms and conditions may not be as favorable to us as if they had been negotiated with unaffiliated third parties. Moreover, if any of the Manager-related parties to the applicable transaction agreements were to breach any of the representations, warranties or covenants it makes therein, we may choose not to enforce, or to enforce less vigorously, our rights because of our desire to maintain our ongoing relationship with our Manager and the certain of our officers and directors who are affiliated with our Manager. Moreover, the representations, warranties, covenants and indemnities in any applicable transaction agreements are expected to be subject to limitations and qualifiers, which may also limit our ability to enforce any remedy under such agreements.

Following the internalization transaction, we may continue to be reliant on our Manager for some period of time and certain officers of our Manager may engage in activities that divert their attention from our business, which could adversely affect the execution of our business and our results of operations.

Following the consummation of the internalization transaction, we may remain reliant on certain employees of our Manager for certain transitional services for a period of time after the closing, which may include but may not be limited to information technology, human resources, insurance, investor relations, legal, tax and accounting services. We can provide no assurances that we will be successful in internalizing those functions or identifying and engaging third-parties to provide those services to us. Moreover, certain of our officers and non-independent directors are also employees of our Manager or one of its affiliates, and have significant responsibilities for certain investment funds and programs currently managed by affiliates of our Manager. As a result, those officers and directors will not devote 100% of their time to the management of our business and we may not receive the level of support and assistance that we otherwise might receive if those officers and directors did not have such outside obligations. In addition, certain of the private investment funds and programs managed by affiliates of Manager may compete with us for investment opportunities, which could result in the loss of investment opportunities to such other vehicles and could adversely affect our business and growth prospects.

If we internalize our management functions, the interest of current stockholders’ in our Company could be diluted.

If we internalize the functions performed for us by our Manager, the method by which we could internalize the functions of the Manager could take many forms, subject to certain limitations set forth in our Management Agreement. An internalization of the functions of our Manager could result in dilution of your interests as a stockholder and could reduce earnings per share and funds from operations per share.

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

We did not obtain new Phase I environmental site assessments with respect to all of the properties underlying our contributed real estate investments prior to the contribution transactions. No assurances can be given that any of the prior Phase I environmental site assessments previously obtained by Bluerock Special Opportunity + Income Fund, LLC (“Fund I”), Bluerock Special Opportunity + Income Fund II, LLC (“Fund II”), Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”) and Bluerock Growth Fund, LLC (“BGF”, and together, with Fund I, Fund II and Fund III, the “Bluerock Funds”), each of which are affiliates of our Manager, identify all environmental conditions impacting the properties because material environmental conditions may have developed since the Phase I environmental site assessments were conducted. The Phase I environmental site assessments are also of limited scope and do not include comprehensive asbestos, lead-based paint or lead in drinking water assessments. Therefore, the properties developed earlier than 1989 may contain such hazardous substances. Comprehensive mold and radon assessments also were not conducted and some of the initial properties were identified in areas with radon levels above action levels for residential buildings by the Environmental Protection Agency. We also cannot guarantee that a prior owner or tenant of a property or that an adjacent property owner has not created a material environmental condition that is unknown to us or that there are no other unknown material environmental conditions as to any one or more of the properties underlying our contributed real estate investments. There also exists the risk that material environmental conditions, liabilities or compliance concerns may arise in the future. The realization of any or all of these risks may have an adverse effect on our business, financial condition and results of operations, our ability to make distributions to our stockholders and the trading price of shares of our stock.

We may pursue less vigorous enforcement of the terms of certain agreements in connection with related party transactions because of conflicts of interest with certain of our officers and directors, and the terms of those agreements may be less favorable to us than they might otherwise be in an arm’s-length transaction.

The agreements we enter into in connection with related party transactions are expected to contain limited representations and warranties and have limited express indemnification rights in the event of a breach of those agreements. Furthermore, Mr. Kamfar, our Chairman, Chief Executive Officer and President, currently serves as an officer of Bluerock Real Estate, L.L.C., an affiliate of our Manager, or Bluerock, and Mr. Kachadurian, a director and our Manager’s Vice Chairman, is affiliated with Bluerock, and each will have a conflict with respect to any matters that require consideration by our board of directors that occur between us and Bluerock. Even if we have actionable rights, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements or under other agreements we may have with these parties, because of our desire to maintain positive relationships with these individuals.

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

In addition, we offer no assurance that our Manager will remain our manager or that we will continue to have access to our Manager’s principals and professionals. The initial term of our Management Agreement with our Manager only extends until April 2, 2017 (the third anniversary of the closing of the IPO), with automatic one-year renewals thereafter, and may be terminated earlier under certain circumstances. If the Management Agreement is terminated or not renewed and no suitable replacement or alternative is found for our management, we may not be able to execute our business plan, which could have a material adverse effect on our results of operations and our ability to make distributions to our stockholders.

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

Our Manager has less than three years of operating history and may not be able to successfully operate our business or achieve our investment objectives. We may not be able to conduct our business as described in our plan of operation.

Termination of our Management Agreement, even for poor performance, could be difficult and costly, including as a result of termination fees, and may cause us to be unable to execute our business plan.

Termination of our Management Agreement without cause, even for poor performance, could be difficult and costly. We may terminate our Management Agreement without cause if at least two-thirds of our independent directors determine either (i) there has been unsatisfactory performance by our Manager that is materially detrimental to us or (ii) the base management and incentive fees payable by us to our Manager are above current market rates. We may generally terminate our Manager for “cause” (as defined in our Management Agreement); provided, that if we are terminating due to a “change of control” of our Manager (as defined in our Management Agreement), a majority of our independent directors must determine such change of control is materially detrimental to us prior to any termination. If we terminate the Management Agreement without cause or in connection with an internalization, or if the Manager terminates the Management Agreement because of a material breach thereof by us or as a result of a change of control of our Company, we must pay our Manager a termination fee payable in cash or, in connection with an internalization, acquire our Manager at an equivalent price, which may include a contribution of the Manager’s assets in exchange for units of limited partnership interest in our Operating Partnership (“OP Units”) or other tax-efficient transaction. The termination fee, if any, will be equal to three times the sum of the base management fee and incentive fee earned, in each case, by our Manager during the 12-month period prior to such termination, calculated as of the end of the most recently completed fiscal quarter. These provisions may substantially restrict our ability to terminate the Management Agreement without cause and would cause us to incur substantial costs in connection with such a termination. Furthermore, in the event that our Management Agreement is terminated, with or without cause, and we are unable to identify a suitable replacement to manage us, our ability to execute our business plan could be adversely affected.

Because we are dependent upon our Manager and its affiliates to conduct our operations, any adverse changes in the financial health of our Manager or its affiliates or our relationship with them could hinder our operating performance and the return on your investment.

While we are externally managed, we are dependent on our Manager and its affiliates to manage our operations and acquire and manage our portfolio of real estate assets. Under the direction of our board of directors, and subject to our investment guidelines, our Manager makes all decisions with respect to the management of our Company. Our Manager depends upon the fees and other compensation that it receives from us in connection with managing our Company to conduct its operations. Any adverse changes in the financial condition of our Manager or its affiliates, or our relationship with our Manager, could hinder its ability to successfully manage our operations and our portfolio of investments, which would adversely affect us and our stockholders.

Our board of directors has approved very broad investment guidelines for our Manager and will not approve each investment and financing decision made by our Manager unless required by our investment guidelines.

Our Manager is authorized to follow very broad investment guidelines established by our board of directors. Our board of directors will periodically review our investment guidelines and our portfolio of assets but will not, and will not be required to, review all of our proposed investments, except in limited circumstances as set forth in our investment guidelines. In addition, in conducting periodic reviews, our board of directors may rely primarily on information provided to them by our Manager. Furthermore, transactions entered into by our Manager may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our Manager has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of assets in which to invest on our behalf, including making investments that may result in returns that are substantially below expectations or result in losses, which would materially and adversely affect our business and results of operations, or may otherwise not be in the best interests of our stockholders.

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

Our executive officers, including one of our five directors (who is also chairman of our board of directors), are executives of Bluerock. Our Management Agreement was negotiated between related parties and its terms, including fees payable to our Manager, may not be as favorable to us as if it had been negotiated with an unaffiliated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the Management Agreement because of our desire to maintain our ongoing relationship with Bluerock and its affiliates.

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

There are numerous conflicts of interest between our interests and the interests of our Manager, Bluerock and their respective affiliates, including conflicts arising out of allocation of personnel to our activities, allocation of investment opportunities between us and investment vehicles affiliated with Bluerock, purchase or sale of apartment properties, including from or to Bluerock or its affiliates and fee arrangements with our Manager that might induce our Manager to make investment decisions that are not in our best interests. Examples of these potential conflicts of interest include:

•	Bluerock, and the Bluerock Funds, which are managed by Bluerock and its affiliates, own a significant portion of our common stock on a fully diluted basis, which could give Bluerock the ability to control the outcome of matters submitted for stockholder approval and allow Bluerock to exert significant influence over our Company in a manner that may not be in the best interests of our other stockholders;
•	Competition for the time and services of personnel that work for us and our affiliates;
•	Compensation payable by us to our Manager and its affiliates for their various services, which may not be on market terms and is payable, in some cases, whether or not our stockholders receive distributions;
•	The possibility that our Manager, its officers and their respective affiliates will face conflicts of interest relating to the purchase and leasing of properties, subject to the terms of our investment allocation agreement with our Manager and Bluerock, and that such conflicts may not be resolved in our favor, thus potentially limiting our investment opportunities, impairing our ability to make distributions and adversely affecting the trading price of our stock;
•	The possibility that if we acquire properties from Bluerock or its affiliates, the price may be higher than we would pay if the transaction were the result of arm’s-length negotiations with a third party;
•	The possibility that our Manager will face conflicts of interest caused by its indirect ownership by Bluerock, some of whose officers are also our officers and one of whom is chairman of our board of directors, resulting in actions that may not be in the long-term best interests of our stockholders;

•	Our Manager has considerable discretion with respect to the terms and timing of our acquisition, disposition and leasing transactions, and the incentive fee payable by us to our Manager is determined based on AFFO, which may create an incentive for our Manager to make investments that are risky or more speculative than would otherwise be in our best interests;
•	The possibility that we may acquire or merge with our Manager, resulting in an internalization of our management functions;
•	The possibility that conflicts of interest may arise between NPT, as a holder of OP Units, and our stockholders with respect to a reduction of indebtedness of our Operating Partnership, which could have adverse tax consequences to certain members of NPT thereby making those transactions less desirable to NPT, which will continue to be managed by a Bluerock affiliate;
•	The possibility that the competing demands for the time of our Manager, its affiliates and our officers may result in them spending insufficient time on our business, which may result in our missing investment opportunities or having less efficient operations, which could reduce our profitability and result in lower distributions to you; and
•	As of December 31, 2016, sixteen of our investments have been made through joint venture arrangements with affiliates of our Manager (in addition to unaffiliated third parties), which arrangements were not the result of arm’s-length negotiations of the type normally conducted between unrelated co-venturers, and which could result in a disproportionate benefit to affiliates of our Manager.

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

As of December 31, 2016, the Bluerock Funds beneficially own approximately 1.1% of our outstanding Class A common stock on a fully diluted basis and Bluerock, along with our Manager, senior executives of our Manager, and our directors, along with their affiliates, will beneficially own approximately 9.0% of our outstanding Class A common stock on a fully diluted basis. As a result of Bluerock and the Bluerock Funds’ significant ownership in our Company, Bluerock will have significant influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including the ability to control the outcome of matters submitted to our stockholders for approval such as the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In particular, this concentrated voting control could delay, defer or prevent a change of control, merger, consolidation or sale of all or substantially all of our assets that our other stockholders and our board of directors support. Conversely, Bluerock’s concentrated voting control could result in the consummation of such a transaction that our other stockholders and our board of directors do not support.

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

We may pursue less vigorous enforcement of terms of the contribution agreements for the apartment properties we acquired from Fund I and the Bluerock Funds in connection with the IPO because of conflicts of interest with our senior management team.

Our executive officers, and one of our directors (who is also chairman of our board of directors), have professional responsibilities with Fund I and the Bluerock Funds, which contributed interests in apartment properties to our Operating Partnership in connection with the IPO. As part of the contribution of these interests, Fund I and the Bluerock Funds made limited representations and warranties to us regarding the interests acquired. Any indemnification from Fund I and the Bluerock Funds related to the contributions is limited. We may choose not to enforce, or to enforce less vigorously, our rights under the contribution agreements due to our ongoing relationship between our executive officers and Bluerock.

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

As of December 31, 2016, sixteen of our investments in equity interests in real property have been made through joint venture arrangements with affiliates of Bluerock, as well as unaffiliated third parties. We expect that our Manager will continue to be presented with opportunities to purchase all or a portion of a property. In such instances, it is likely that we will continue to work together with programs sponsored by Bluerock to apportion the assets within the property among us and such other programs in accordance with the investment objectives of the various programs and the terms of our investment allocation agreement. After such apportionment, the property would be owned by two or more programs sponsored by Bluerock or joint ventures composed of programs sponsored by affiliates of Bluerock. The negotiation of how to divide the property among the various programs will not be at arm’s-length and conflicts of interest will arise in the process. We cannot assure you that we will be as successful as we otherwise would be if we enter into joint venture arrangements with programs sponsored by Bluerock or with affiliates of Bluerock or our Manager. It is possible that in connection with the purchase of a property or in the course of negotiations with programs sponsored by Bluerock to allocate portions of such property, we may be required to purchase a property that we would otherwise consider inappropriate for our portfolio, in order to also purchase a property that our Manager considers desirable. Although we expect to conduct independent appraisals of the assets comprising the property prior to apportionment, it is possible that we could pay more for an asset in this type of transaction than we would pay in an arm’s-length transaction with a third party unaffiliated with our Manager.

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

Risks Related To Debt Financing

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

Our policies do not limit us from incurring debt. For purposes of calculating our leverage, we assume full consolidation of all of our real estate investments, whether or not they would be consolidated under GAAP, include assets we have classified as held for sale, and include any joint venture level indebtedness in our total indebtedness. As of December 31, 2016, the ratio of our total indebtedness to the fair market value of our real estate investments as determined by our Manager was 65%, which is high relative to other listed REITs.

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

Financial and real estate market disruptions could adversely affect the multifamily property sector’s ability to obtain financing from Freddie Mac and Fannie Mae, which could adversely impact us.

Fannie Mae and Freddie Mac are major sources of financing for the multifamily sector and both have historically experienced losses due to credit-related expenses, securities impairments and fair value losses. If new U.S. government regulations (i) heighten Fannie Mae’s and Freddie Mac’s underwriting standards, (ii) adversely affect interest rates, or (iii) reduce the amount of capital they can make available to the multifamily sector, it could reduce or remove entirely a vital resource for multifamily financing. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s available financing and decrease the amount of available liquidity and credit that could be used to acquire and diversify our portfolio of multifamily assets.

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

Risks Related to Offerings of our Class A Common Stock

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

Our organizational documents permit us to make distributions from any source, including the net proceeds from an offering. There is no limit on the amount of offering proceeds we may use to pay distributions. We have funded and may continue to fund distributions from the net proceeds of our offerings, borrowings and the sale of assets to the extent distributions exceed our earnings or cash flows from operations. While our policy is generally to pay distributions from cash flow from operations, our distributions through December 31, 2016 have been paid from proceeds from our continuous registered offerings conducted prior to the IPO, proceeds from the IPO, proceeds from our subsequent underwritten offerings and at the market (“ATM”) offerings, and sales of assets, and may in the future be paid from additional sources, such as from borrowings. To the extent we fund distributions from sources other than cash flow from operations, such distributions may constitute a return of capital and we will have fewer funds available for the acquisition of properties and your overall return may be reduced. Further, to the extent distributions exceed our earnings and profits, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder will be required to recognize capital gain.

We have issued Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, and intend to issue additional Series B Preferred Stock under our continuous offering, which, along with future issuances of debt securities and preferred equity, rank senior to our Class A common stock in priority of dividend payment and upon liquidation, dissolution and winding up, and may adversely affect the trading price of our Class A common stock.

We have issued 5,721,460 shares of Series A Preferred Stock, 21,482 shares of Series B Preferred Stock, 2,323,750 shares of Series C Preferred Stock and 2,850,602 shares of Series D Preferred Stock, and are offering up to an additional 128,518 shares of Series B Preferred Stock in our continuous offering, all of which are senior to our common stock with respect to priority of dividend payments and rights upon liquidation, dissolution or winding up. The Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock may limit our ability to make distributions to holders of our Class A common stock. In the future, we may issue debt or additional preferred equity securities or incur other borrowings. Upon our liquidation, holders of our debt securities, other loans and Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock and additional preferred stock, if any, will receive a distribution of our available assets before common stockholders. Any additional preferred stock, if issued, likely will also have a preference on periodic distribution payments, which could eliminate or otherwise limit our ability to make distributions to holders of our Class A common stock. Holders of shares of our Class A common stock bear the risk that our future issuances of debt or equity securities, including Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock or our incurrence of other borrowings may negatively affect the trading price of our Class A common stock.

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

Redemption of our Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock for shares of our Class A common stock will dilute the ownership interest of existing holders of our Class A common stock, including stockholders whose shares of Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock were previously redeemed for shares of our Class A common stock, and stockholders whose shares of Series B Preferred Stock were previously converted into shares of our Class A common stock or whose Warrants were previously exercised for shares of our Class A common stock.

Commencing on October 21, 2022, the holders of shares of our Series A Preferred Stock have the option to cause us to redeem their shares at a redemption price of $25.00 per share, plus an amount equal to all accrued but unpaid dividends. In addition, commencing on the date of original issuance of the shares of Series B Preferred Stock to be redeemed, the holders of shares of Series B Preferred Stock may require us to redeem such shares at a redemption price equal to their stated value (initially $1,000 per share), less a declining redemption fee (if applicable), plus an amount equal to any accrued but unpaid dividends. Further, commencing on July 19, 2023, the holders of shares of our Series C Preferred Stock have the option to cause us to redeem their shares at a redemption price of $25.00 per share, plus an amount equal to all accrued but unpaid dividends. The redemption price for any such redemptions of shares of Series A Preferred Stock, Series B Preferred Stock, or Series C Preferred Stock is payable, in our sole discretion, in cash or in equal value of shares of our Class A common stock, at our option. The redemption of our Series A Preferred Stock, our Series B Preferred Stock, or our Series C Preferred Stock for shares of our Class A common stock may result in the dilution of some or all of the ownership interests of existing stockholders, including stockholders whose shares of Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock were previously redeemed for shares of our Class A common stock, and stockholders whose shares of Series B Preferred Stock were previously converted into shares of our Class A common stock or whose Warrants were previously exercised for shares of our Class A common stock. Any sales in the public market of our Class A common stock issuable upon any such redemption could adversely affect prevailing market prices of our Class A common stock. In addition, any redemption of our Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock for shares of our Class A common stock could depress the price of our Class A common stock.

Our authorized but unissued shares of common and preferred stock may prevent a change in our control.

Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our board of directors may, without stockholder approval, amend our charter from time to time to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our board of directors may establish a series of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

Risks Related to Offerings of our Series A Preferred Stock, our Series B Preferred Stock, our Series C Preferred Stock and/or our Series D Preferred Stock

Because we conduct substantially all of our operations through our Operating Partnership, our ability to pay dividends on any of our Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock depends almost entirely on the distributions we receive from our Operating Partnership. We may not be able to pay dividends regularly on our Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or Series D Preferred Stock.

We may not be able to pay dividends on a regular quarterly basis in the future on any of our Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or Series D Preferred Stock. We intend to contribute the entire net proceeds from the offerings of all such series of preferred stock to our Operating Partnership in exchange for Series A Preferred Units, Series B Preferred Units, Series C Preferred Units and Series D Preferred Units (as applicable) that have substantially the same economic terms as the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock (respectively). Because we conduct substantially all of our operations through our Operating Partnership, our ability to pay dividends on the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock will depend almost entirely on payments and distributions we receive on our interests in our Operating Partnership. If our Operating Partnership fails to operate profitably and to generate sufficient cash from operations (and the operations of its subsidiaries), we may not be able to pay dividends on the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or Series D Preferred Stock. Furthermore, any new shares of preferred stock on parity with any such series of preferred stock will substantially increase the cash required to continue to pay cash dividends at stated levels. Any common stock or preferred stock that may be issued in the future to finance acquisitions, upon exercise of stock options or otherwise, would have a similar effect.

Your interests in our Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and/or Series D Preferred Stock could be diluted by the incurrence of additional debt, the issuance of additional shares of preferred stock, including additional shares of any or all of the foregoing series of preferred stock, and by other transactions.

As of December 31, 2016, our total long term indebtedness was approximately $710.6 million, and we may incur significant additional debt in the future. Each of the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock is subordinate to all of our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. Our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and we have issued 5,721,460 shares of Series A Preferred

Stock, 21,482 shares of Series B Preferred Stock, 2,323,750 shares of Series C Preferred Stock and 2,850,602 shares of Series D Preferred Stock. The issuance of additional preferred stock on parity with or senior to any or all of the foregoing series of preferred stock would dilute the interests of the holders of shares of preferred stock of the applicable series, and any issuance of preferred stock senior to the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or Series D Preferred Stock or any issuance of additional indebtedness, could affect our ability to pay dividends on, redeem or pay the liquidation preference on any or all of the foregoing series of preferred stock. We may issue preferred stock on parity with any or all of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and/or Series D Preferred Stock without the consent of the holders of shares of preferred stock of the applicable series. Other than the Asset Coverage Ratio (as defined below) with respect to the Series A Preferred Stock and Series C Preferred Stock and the right of holders to cause us to redeem the Series A Preferred Stock, Series B Preferred Stock, or Series C Preferred Stock or to convert the Series D Preferred Stock, upon a Change of Control/Delisting (as defined below), none of the provisions relating to any of the foregoing series of preferred stock relate to or limit our indebtedness or afford the holders of shares thereof protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of such shares.

In the event a holder of our Series A Preferred Stock exercises a Redemption at Option of Holder on or after October 21, 2022, a holder of our Series B Preferred Stock exercises their redemption option, or a holder of our Series C Preferred Stock exercise a Redemption at Option of Holder on or after July 19, 2023, we may redeem such shares of Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock, as applicable, either for cash, or for shares of our Class A common stock, or any combination thereof, in our sole discretion.

If we choose to so redeem for Class A common stock, the holder will receive shares of our Class A common stock and therefore be subject to the risks of ownership thereof. See “— Risks Related to an Offering of our Class A Common Stock.” Ownership of shares of our Series A Preferred Stock, shares of our Series B Preferred Stock, or shares of our Series C Preferred Stock will not give you the rights of holders of our common stock. Until and unless you receive shares of our Class A common stock upon redemption, you will have only those rights applicable to holders of our Series A Preferred Stock, our Series B Preferred Stock or Series C Preferred Stock (as applicable).

The Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock have not been rated.

We have not sought to obtain a rating for the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock or the Series D Preferred Stock. No assurance can be given, however, that one or more rating agencies might not independently determine to issue such ratings or that such a rating, if issued, would not adversely affect the market price of the applicable series of preferred stock. In addition, we may elect in the future to obtain a rating of the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock and/or the Series D Preferred Stock, which could adversely impact the market price of the applicable series. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward, placed on negative outlook or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. While ratings do not reflect market prices or the suitability of a security for a particular investor, such downward revision or withdrawal of a rating could have an adverse effect on the market price of the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock or the Series D Preferred Stock. It is also possible that the Series A Preferred Stock, Series B Preferred Stock, the Series C Preferred Stock and/or the Series D Preferred Stock will never be rated.

Dividend payments on the Series A Preferred Stock, on the Series B Preferred Stock, on the Series C Preferred Stock and on the Series D Preferred Stock are not guaranteed.

Although dividends on each of the Series A Preferred Stock, on the Series B Preferred Stock, on the Series C Preferred Stock and on the Series D Preferred Stock are cumulative, our board of directors must approve the actual payment of such distributions. Our board of directors can elect at any time or from time to time, and for an indefinite duration, not to pay any or all accrued distributions. Our board of directors could do so for any reason, and may be prohibited from doing so in the following instances:

•	poor historical or projected cash flows;
•	the need to make payments on our indebtedness;
•	concluding that payment of distributions on any or all such series of preferred stock would cause us to breach the terms of any indebtedness or other instrument or agreement; or
•	determining that the payment of distributions would violate applicable law regarding unlawful distributions to stockholders.

We intend to use the net proceeds from any offerings of the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock and/or the Series D Preferred Stock to fund future investments and for other general corporate and working capital purposes, but any such offerings will not be conditioned upon the closing of pending property investments and we will have broad discretion to determine alternative uses of proceeds.

We intend to use a portion of the net proceeds from any offerings of our Series A Preferred Stock, our Series B Preferred Stock, our Series C Preferred Stock and/or our Series D Preferred Stock to fund future investments and for other general corporate and working capital purposes. However, the offerings will not be conditioned upon the closing of definitive agreements to acquire or invest in any properties. We will have broad discretion in the application of the net proceeds from any such offerings, and holders of our Series A Preferred Stock, our Series B Preferred Stock, our Series C Preferred Stock and our Series D Preferred Stock will not have the opportunity as part of their investment decision to assess whether the net proceeds are being used appropriately. Because of the number and variability of factors that will determine our use of the net proceeds from any such offerings, their ultimate use may vary substantially from their currently intended use, and result in investments that are not accretive to our results from operations.

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

There is a risk of delay in our redemption of the Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock and we may fail to redeem such securities as required by their terms.

Substantially all of the investments we presently hold and the investments we expect to acquire in the future are, and will be, illiquid. The illiquidity of our investments may make it difficult for us to obtain cash quickly if a need arises. If we are unable to obtain sufficient liquidity prior to a redemption date, we may be forced to engage in a partial redemption or to delay a required redemption. If such a partial redemption or delay were to occur, the market price of shares of the Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock might be adversely affected, and stockholders entitled to a redemption payment may not receive payment.

The Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock will bear a risk of early redemption by us.

We may voluntarily redeem some or all of the Series A Preferred Stock solely for cash, on or after October 21, 2020. We may also voluntarily redeem some or all of the Series B Preferred Stock, for cash or equal value of shares of our Class A common stock, two years after the issuance date. In addition, we may voluntarily redeem some or all of the Series C Preferred Stock, solely for cash, on or after July 19, 2021. Finally, we may voluntarily redeem some or all of the Series D Preferred Stock solely for cash, on or after October 13, 2021. Any such redemptions may occur at a time that is unfavorable to holders of such preferred stock. We may have an incentive to redeem the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or Series D Preferred Stock voluntarily if market conditions allow us to issue other preferred stock or debt securities at an interest or distribution rate that is lower than the distribution rate on the applicable series of preferred stock. Given the potential for early redemption of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, holders of such shares may face an increased reinvestment risk, which is the risk that the return on an investment purchased with proceeds from the sale or redemption of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or Series D Preferred Stock may be lower than the return previously obtained from the investment in such shares.

Holders of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and/or Series D Preferred Stock should not expect us to redeem all or any such shares on the date they first become redeemable or on any particular date after they become redeemable.

Except in limited circumstances related to our ability to qualify as a REIT, our compliance with our Asset Coverage Ratio, or a special optional redemption in connection with a Change of Control/Delisting, the Series A Preferred Stock may be redeemed by us at our option, either in whole or in part, only on or after October 21, 2020, and the Series C Preferred Stock may be redeemed by us at our option, either in whole or in part, only on or after July 19, 2021. Except in limited circumstances related to our ability to qualify as a REIT or a special optional redemption in connection with a Change of Control/Delisting, the Series B Preferred Stock may be redeemed by us at our option, either in whole or in part, only on or after two years from the issuance date, and the Series D Preferred Stock may be redeemed by us at our option, either in whole or in part, only on or after October 13, 2021. Any decision we make at any time to propose a redemption of any such series of preferred stock will depend upon, among other things, our evaluation of our capital position and general market conditions at the time. It is likely that we would choose to exercise our optional redemption right only when prevailing interest rates have declined, which would adversely affect the ability of holders of shares of the applicable series of preferred stock to reinvest proceeds from the redemption in a comparable investment with an equal or greater yield to the yield on such series of preferred stock had their shares not been redeemed. In addition, there is no penalty or premium payable on redemption, and the market price of the shares of such series of preferred stock may not exceed the liquidation preference at the time the shares become redeemable for any reason.

Compliance with the Asset Coverage Ratio may result in our early redemption of your Series A Preferred Stock and/or Series C Preferred Stock.

The terms of our Series A Preferred Stock and Series C Preferred Stock require us to maintain asset coverage of at least 200% calculated by determining the percentage value of (1) our total assets plus accumulated depreciation minus our total liabilities and indebtedness as reported in our financial statements prepared in accordance with GAAP (exclusive of the book value of any Redeemable and Term Preferred Stock (as defined below)), over (2) the aggregate liquidation preference, plus an amount equal to all accrued and unpaid dividends, of our outstanding Series A Preferred Stock and Series C Preferred Stock and any outstanding shares of term preferred stock or preferred stock providing for a fixed mandatory redemption date or maturity date (collectively referred to as “Redeemable and Term Preferred Stock”) on the last business day of any calendar quarter (the “Asset Coverage Ratio”).

If we are not in compliance with the Asset Coverage Ratio, we may redeem shares of Redeemable and Term Preferred Stock, which may include Series A Preferred Stock and/or Series C Preferred Stock, including shares that will result in compliance with the Asset Coverage Ratio up to and including 285%. This could result in our ability to redeem a significant amount of the Series A Preferred Stock prior to October 21, 2020 and/or Series C Preferred Stock prior to July 19, 2021.

We may not have sufficient funds to redeem the Series A Preferred Stock, Series B Preferred Stock, and/or Series C Preferred Stock upon a Change of Control/Delisting.

A “Change of Control/Delisting” is when, after the original issuance of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, or Series D Preferred Stock any of the following has occurred and is continuing:

•	a “person” or “group” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act”), other than our Company, its subsidiaries, and its and their employee benefit plans, has become the direct or indirect “beneficial owner,” as defined in Rule 13d-3 under the Exchange Act, of our common equity representing more than 50% of the total voting power of all outstanding shares of our common equity that are entitled to vote generally in the election of directors, with the exception of the formation of a holding company;
•	consummation of any share exchange, consolidation or merger of our Company or any other transaction or series of transactions pursuant to which our common stock will be converted into cash, securities or other property, other than any such transaction where the shares of our common stock outstanding immediately prior to such transaction constitute, or are converted into or exchanged for, a majority of the common stock of the surviving person or any direct or indirect parent company of the surviving person immediately after giving effect to such transaction;
•	any sale, lease or other transfer in one transaction or a series of transactions of all or substantially all of the consolidated assets of our Company and its subsidiaries, taken as a whole, to any person other than one of the Company’s subsidiaries;
•	our stockholders approve any plan or proposal for the liquidation or dissolution of our Company;
•	our Class A common stock ceases to be listed or quoted on a national securities exchange in the United States; or
•	at least a majority of our board of directors ceases to be constituted of directors who were either a member of our board of directors on October 21, 2015, (February 24, 2016 for Series B Preferred Stock), or who became a member of our board of directors subsequent to that date and whose appointment, election or nomination for election by our stockholders was duly approved by a majority of the continuing directors on our board of directors at the time of such approval, either by a specific vote or by approval of the proxy statement issued by our Company on behalf of our board of directors in which such individual is named as nominee for director (each, a “Continuing Director”).

Upon the occurrence of a Change of Control/Delisting, unless we have exercised our right to redeem the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, or Series D Preferred Stock, each holder of Series A Preferred Stock, Series B Preferred Stock, or Series C Preferred Stock will have the right to require us to redeem all or any part of such stockholder’s Series A Preferred Stock, Series B Preferred Stock, or Series C Preferred Stock at a price equal to the liquidation preference per share, plus an amount equal to any accumulated and unpaid dividends up to and including the date of payment (and each holder of Series D Preferred Stock will have the right to require us to convert all or some of their Series D Preferred Stock into shares of our Class A common stock (or equivalent value of alternative consideration)). If we experience a Change of Control/Delisting, there can be no assurance that we would have sufficient financial resources available to satisfy our obligations to redeem the Series A Preferred Stock, Series B Preferred Stock, or Series C Preferred Stock, and any guarantees or indebtedness that may be required to be repaid or repurchased as a result of such event. Our failure to redeem the Series A Preferred Stock, Series B Preferred Stock, or Series C Preferred Stock, could have material adverse consequences for us and the holders of the applicable series of preferred stock. In addition, the special optional redemption in connection with a Change of Control/Delisting feature of the Series A Preferred Stock, Series C Preferred Stock or Series D Preferred Stock may have the effect of inhibiting a third party from making an acquisition proposal for the Company, or of delaying, deferring or preventing a change of control of the Company under circumstances that otherwise could provide the holders of our Class A common stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, and Series D Preferred Stock with the opportunity for liquidity or the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.

Holders of our Series D Preferred Stock may not be permitted to exercise conversion rights upon a Change of Control/Delisting. If exercisable, the Change of Control/Delisting conversion feature of our Series D Preferred Stock may not adequately compensate such holders and may make it more difficult for a third party to take over our Company or discourage a third party from taking over our Company.

Upon the occurrence of a Change of Control/Delisting, holders of our Series D Preferred Stock will have the right to convert some or all of their Series D Preferred Stock into shares of our Class A common stock (or equivalent value of alternative consideration). Notwithstanding that we generally may not redeem the Series D Preferred Stock prior to October 13, 2021, we have a special optional redemption right in the event of a Change of Control/Delisting, and if we provide notice of our election to redeem the Series D Preferred Stock (whether pursuant to our optional redemption right or our special optional redemption right), the holders of the Series D Preferred Stock will not be permitted to exercise the Change of Control/Delisting Conversion Right with respect to the shares of Series D Preferred Stock subject to such notice. Upon such a conversion, such holders will be limited to a maximum number of shares of our Class A common stock per share of Series D Preferred Stock equal to the lesser of (i) the conversion value (equal to the liquidation preference and unpaid and accrued dividends) divided by the closing price on the date of the event triggering the Change of Control/Delisting and (ii) the share cap of 4.15973, subject to adjustments.

The Change of Control/Delisting conversion feature of our Series D Preferred Stock may have the effect of discouraging a third party from making an acquisition proposal for our Company or of delaying, deferring or preventing certain change of control transactions of our Company under circumstances that stockholders may otherwise believe is in their best interests

The market price of shares of our Class A common stock received in a conversion of our Series D Preferred Stock may decrease between the date received and the date the shares of Class A common stock are sold.

The market price of shares of our Class A common stock received in a conversion may decrease between the date received and the date the shares of Class A common stock are sold. The stock markets, including the NYSE MKT, have experienced significant price and volume fluctuations. As a result, the market price of our Class A common stock is likely to be similarly volatile, and recipients of our Class A common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including sales of Class A common stock by other stockholders who received shares of our

Class A common stock upon conversion of their Series D Preferred Stock, our financial performance, government regulatory action or inaction, tax laws, interest rates and general market conditions and other factors.

Market interest rates may have an effect on the value of the Series A Preferred Stock, the Series C Preferred Stock or the Series D Preferred Stock.

One of the factors that will influence the price of the Series A Preferred Stock, Series C Preferred Stock or the Series D Preferred Stock will be the dividend yield on the Series A Preferred Stock, the Series C Preferred Stock or the Series D Preferred Stock (as a percentage of the price of the Preferred Stock, as applicable) relative to market interest rates. An increase in market interest rates, which are currently at low levels relative to historical rates, may lead prospective purchasers of the Series A Preferred Stock, the Series C Preferred Stock or the Series D Preferred Stock to expect a higher dividend yield and higher interest rates would likely increase our borrowing costs and potentially decrease funds available for distribution. Thus, higher market interest rates could cause the market price of the Series A Preferred Stock, the Series C Preferred Stock or the Series D Preferred Stock to decrease.

Holders of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock will be subject to inflation risk.

Inflation is the reduction in the purchasing power of money resulting from the increase in the price of goods and services. Inflation risk is the risk that the inflation-adjusted, or “real,” value of an investment in preferred stock or the income from that investment will be worth less in the future. As inflation occurs, the real value of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock and dividends payable on such shares declines.

Holders of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock have extremely limited voting rights.

The voting rights of holders of shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock will be extremely limited. Our common stock is the only class or series of our stock carrying full voting rights. Voting rights for holders of shares of Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock exist primarily with respect to the ability to elect two additional directors in the event that dividends for each of six quarterly dividend periods payable on the applicable series of such preferred stock are in arrears, and with respect to voting on amendments to our charter that materially and adversely affect the rights of the applicable series of such preferred stock or, with holders of Series B Preferred Stock, the creation of additional classes or series of preferred stock that are senior to the applicable series of such preferred stock with respect to a liquidation, dissolution or winding up of our affairs. Other than in these limited circumstances, holders of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock will not have voting rights.

The amount of the liquidation preference is fixed and holders of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock will have no right to receive any greater payment.

The payment due upon liquidation is fixed at the liquidation preference of $25.00 per share of Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, and $1,000.00 per share of Series B Preferred Stock, plus an amount equal to all accrued and unpaid dividends thereon, to, but not including, the date of liquidation, whether or not authorized or declared. If, in the case of our liquidation, there are remaining assets to be distributed after payment of this amount, you will have no right to receive or to participate in these amounts. Further, if the market price of a holder’s shares of Series A Preferred Stock, Series C Preferred Stock or Series D Preferred Stock is greater than the liquidation preference, the holder will have no right to receive the market price from us upon our liquidation.

Our charter and the articles supplementary establishing the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock each contain restrictions upon ownership and transfer of the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock which may impair the ability of holders to acquire the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock and the shares of our common stock into which shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock may be converted, at the Company’s option, pursuant to the redemption at the option of the holder under certain circumstances.

Our charter and the articles supplementary establishing the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock each contain restrictions on ownership and transfer of each such series of preferred stock intended to assist us in maintaining our qualification as a REIT for federal income tax purposes. For example, to assist us in qualifying as a REIT, the articles supplementary establishing the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock (respectively) prohibit anyone from owning, or being deemed to own by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock (as applicable). You should consider these ownership limitations prior to a purchase of shares of any such series of preferred stock. The restrictions could also have anti-takeover effects and could reduce the possibility that a third party will attempt to acquire control of us, which could adversely affect the market price of the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock.

Our ability to pay dividends or redeem shares is limited by the requirements of Maryland law.

Our ability to pay dividends on or redeem shares of the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock is limited by the laws of Maryland. Under applicable Maryland law, a Maryland corporation generally may not make a distribution (including a dividend or redemption) if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter provides otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we generally may not make a distribution on the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock. Any dividends or redemption payments may be delayed or prohibited.

If our common stock is no longer listed on the NYSE MKT or another national securities exchange, the ability to transfer or sell shares of the Series A Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock may be limited and the market value of the Series A Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock will be materially adversely affected.

If our Class A common stock is no longer listed on the NYSE MKT or another national securities exchange, it is likely that the Series A Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock will be delisted as well. Accordingly, if our Class A common stock is delisted, the ability of holders to transfer or sell their shares of the Series A Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock may be limited and the market value of the Series A Preferred Stock, Series C Preferred Stock and the Series D Preferred Stock may be materially adversely affected.

If our Class A common stock is no longer listed on the NYSE MKT or another national securities exchange, we will be required to terminate the continuous offering of Series B Preferred Stock.

The Series B Preferred Stock is a “covered security” and therefore is not subject to registration under the state securities, or “Blue Sky,” regulations in the various states in which it may be sold due to its seniority to our Class A common stock, which is listed on the NYSE MKT. If our Class A common stock is no longer listed on the NYSE MKT or another appropriate exchange, we will be required to register the offering or Series B Preferred Stock in any state in which we subsequently offer the Units. This would require the termination of the continuous offering and could result in our raising an amount of gross proceeds that is substantially less than the amount of the gross proceeds we expect to raise if the maximum offering is sold. This would reduce our ability to make additional investments and limit the diversification of our portfolio.

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

To the extent that our distributions represent a return of capital for tax purposes, stockholders may recognize an increased gain or a reduced loss upon subsequent sales (including cash redemptions) of their shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or Series D Preferred Stock.

The dividends payable by us on the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock may exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. If that were to occur, it would result in the amount of distributions that exceed our earnings and profits being treated first as a return of capital to the extent of the stockholder’s adjusted tax basis in the stockholder’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock and then, to the extent of any excess over the stockholder’s adjusted tax basis in the stockholder’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, as capital gain. Any distribution that is treated as a return of capital will reduce the stockholder’s adjusted tax basis in the stockholder’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock, and subsequent sales (including cash redemptions) of such stockholder’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock will result in recognition of an increased taxable gain or reduced taxable loss due to the reduction in such adjusted tax basis.

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

The holders of shares of Series B Preferred Stock may require us to redeem such shares, with the redemption price payable, in our sole discretion, in cash or in equal value of shares of our Class A common stock, based on the volume weighted average price per share of our Class A common stock for the 20 trading days prior to the redemption. We may opt to pay the redemption price in shares of our Class A common stock. The rights of the holders of shares of Series B Preferred Stock, Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock rank senior to the rights of the holders of shares of our common stock as to dividends and payments upon liquidation. Unless full cumulative dividends on our shares of Series B Preferred Stock, Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock for all past dividend periods have been declared and paid (or set apart for payment), we will not declare or pay dividends with respect to any shares of our Class A common stock for any period. Upon liquidation, dissolution or winding up of our Company, the holders of shares of our Series B Preferred Stock are entitled to receive a liquidation preference of Stated Value, $1,000 per share, plus an amount equal to all accrued but unpaid dividends and holders of shares of our Series A Preferred Stock, our Series C Preferred Stock and Series D Preferred Stock are entitled to receive a liquidation preference of $25.00 per share, plus an amount equal to all accrued and unpaid dividends, prior and in preference to any distribution to the holders of shares of our Class A common stock or any other class of our equity securities.

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

Our charter also authorizes our board of directors, without stockholder approval, to designate and issue one or more classes or series of preferred stock in addition to the Series B Preferred Stock (including equity or debt securities convertible into preferred stock) and to set or change the voting, conversion or other rights, preferences, restrictions, limitations as to dividends or other distributions and qualifications or terms or conditions of redemption of each class or series of shares so issued. If any additional preferred stock is publicly offered, the terms and conditions of such preferred stock (including any equity or debt securities convertible into preferred stock) will be set forth in a registration statement registering the issuance of such preferred stock or equity or debt securities convertible into preferred stock. Because our board of directors has the power to establish the preferences and rights of each class or series of preferred stock, it may afford the holders of any series or class of preferred stock preferences, powers, and rights senior to the rights of holders of common stock or the Series B Preferred Stock. If we ever create and issue additional preferred stock or equity or debt securities convertible into preferred stock with a distribution preference over common stock or the Series B Preferred Stock, payment of any distribution preferences of such new outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock and our Series B Preferred Stock. Further, holders of preferred stock are normally entitled to receive a preference payment if we liquidate, dissolve, or wind up before any payment is made to the common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of additional preferred stock may delay, prevent, render more difficult or tend to discourage a merger, tender offer, or proxy contest, the assumption of control by a holder of a large block of our securities, or the removal of incumbent management.

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

Our charter and the articles supplementary establishing the Series B Preferred Stock each contain, and the Warrant Agreement contains, restrictions on ownership and transfer of the Series B Preferred Stock and the Warrants intended to assist us in maintaining our qualification as a REIT for federal income tax purposes. For example, to assist us in qualifying as a REIT, the articles supplementary establishing the Series B Preferred Stock prohibits anyone from owning, or being deemed to own by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding Series B Preferred Stock. Additionally, the Warrant Agreement prohibits any person from beneficially or constructively owning more than 9.8% of our Warrants, and provides that Warrants may not be exercised to the extent such exercise would result in the holder’s beneficial or constructive ownership of more than 9.8%, in number or value, whichever is more restrictive, of our outstanding shares of common stock, or more than 9.8% in value of our outstanding capital stock. You should consider these ownership limitations prior to a purchase of the Units.

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

Our board of directors determines our major policies, including with regard to investment objectives, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders. Holders of our Series B Preferred Stock may only vote, together as a single class with holders of Series A Preferred Stock, Series C Preferred Stock

and Series D Preferred Stock, with respect to the creation of additional classes or series of preferred stock that are senior to the Series B Preferred Stock with respect to a liquidation, dissolution or winding up of our affairs. Holders of our Series B Preferred Stock otherwise have no voting rights.

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

There are numerous conflicts of interest between our interests and the interests of our Manager, Bluerock and their respective affiliates, including conflicts arising out of allocation of personnel to our activities, allocation of investment opportunities between us and investment vehicles affiliated with Bluerock, purchase or sale of apartment properties, including from or to Bluerock or its affiliates and fee arrangements with our Manager that might induce our Manager to make investment decisions that are not in our best interests. Examples of these potential conflicts of interest include:

•	Bluerock and Bluerock Special Opportunity + Income Fund II, LLC which is managed by Bluerock and its affiliates, own a significant portion of our common stock on a fully diluted basis, which could give Bluerock the ability to control the outcome of matters submitted for stockholder approval and allow Bluerock to exert significant influence over our Company in a manner that may not be in the best interests of our other stockholders;
•	Competition for the time and services of personnel that work for us and our affiliates;
•	Compensation payable by us to our Manager and its affiliates for their various services, which may not be on market terms and is payable, in some cases, whether or not our stockholders receive distributions;
•	The possibility that our Manager, its officers and their respective affiliates will face conflicts of interest relating to the purchase and leasing of properties, subject to the terms of our investment allocation agreement with our Manager and Bluerock, and that such conflicts may not be resolved in our favor, thus potentially limiting our investment opportunities, impairing our ability to make distributions and adversely affecting the trading price of our stock;
•	The possibility that if we acquire properties from Bluerock or its affiliates, the price may be higher than we would pay if the transaction were the result of arm’s-length negotiations with a third party;
•	The possibility that our Manager will face conflicts of interest caused by its indirect ownership by Bluerock, some of whose officers are also our officers and one of whom is also chairman of our board of directors, resulting in actions that may not be in the long-term best interests of our stockholders;
•	Our Manager has considerable discretion with respect to the terms and timing of our acquisition, disposition and leasing transactions, and the incentive fee payable by us to our Manager is determined based on AFFO, which may create an incentive for our Manager to make investments that are risky or more speculative than would otherwise be in our best interests;
•	The possibility that we may acquire or merge with our Manager, resulting in an internalization of our management functions;
•	The possibility that conflicts of interest may arise between BR-NPT Springing Entity, LLC, or NPT, as a holder of OP Units, and our stockholders with respect to a reduction of indebtedness of our Operating Partnership, which could have adverse tax consequences to certain members of NPT thereby making those transactions less desirable to NPT, which will continue to be managed by a Bluerock affiliate;

•	The possibility that the competing demands for the time of our Manager, its affiliates and our officers may result in them spending insufficient time on our business, which may result in our missing investment opportunities or having less efficient operations, which could reduce our profitability and result in lower distributions to you; and
•	Many of our investments have been made through joint venture arrangements with affiliates of our Manager (in addition to unaffiliated third parties), which arrangements were not the result of arm’s-length negotiations of the type normally conducted between unrelated co-venturers, and which could result in a disproportionate benefit to affiliates of our Manager.

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

For additional discussion of significant factors that make an investment in our shares risky, see the Liquidity and Capital Resources Section under Item 7. — Management’s Discussion and Analysis of Financial Conditions and Results of Operations of this report.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

As of December 31, 2016, we were invested in twenty-one operating real estate properties and ten development properties generally through joint venture partnerships. The following tables provide summary information regarding our operating and development investments, which are either consolidated or presented on the equity method of accounting.

Operating Properties

Multifamily Community, Name, Location	Number of Units	Year Built/Renovated(1)	Ownership Interest	Average Rent(2)	Occupancy %(3)
ARIUM at Palmer Ranch, Sarasota, FL	320	2016	95.0%	$1,168	96%
ARIUM Grandewood, Orlando, FL	306	2005	95.0%	1,226	97%
ARIUM Gulfshore, Naples, FL	368	2016	95.0%	1,171	96%
ARIUM Palms, Orlando, FL	252	2008	95.0%	1,222	96%
ARIUM Pine Lakes, Port St. Lucie, FL	320	2003	85.0%	1,075	96%
ARIUM Westside, Atlanta, GA	336	2008	90.0%	1,451	95%
Ashton Reserve, Charlotte, NC	473	2015	100.0%	1,041	95%
Enders at Baldwin Park, Orlando, FL	220	2003	89.5%	1,648	95%
Fox Hill, Austin, TX	288	2010	94.6%	1,176	98%
Lansbrook Village, Palm Harbor, FL	619	2004	90.0%	1,258	91%
Legacy at Southpark, Austin, TX	250	2016	90.0%	1,265	91%
MDA Apartments, Chicago, IL	190	2006	35.3%	2,283	97%
Nevadan, Atlanta, GA	480	1990	90.0%	1,090	93%
Park & Kingston, Charlotte, NC	168	2015	96.0%	1,183	96%
Roswell City Walk, Roswell, GA	320	2015	98.0%	1,438	86%
Sorrel, Frisco, TX	352	2015	95.0%	1,300	91%
Sovereign, Fort Worth, TX	322	2015	95.0%	1,306	95%
The Brodie, formerly known as Deerfield, Austin, TX	324	2001	92.5%	1,166	93%
The Preserve at Henderson Beach, Destin, FL	340	2009	100.0%	1,284	93%
Village Green of Ann Arbor, Ann Arbor, MI	520	2013	48.6%	1,216	94%
Whetstone, Durham, NC	204	2015	(4)	1,252	90%
Total/Average	6,972			$1,266	94%

(1)	Represents date of last significant renovation or year built if no renovations.
(2)	Represents the average effective monthly rent per occupied unit for all occupied units for the three months ended December 31, 2016. Total concessions for the three months ended December 31, 2016 amounted to approximately $0.3 million.
(3)	Percent occupied is calculated as (i) the number of units occupied as of December 31, 2016, divided by (ii) total number of units, expressed as a percentage.
(4)	Whetstone is currently a preferred equity investment providing a stated investment return.

Development Properties

Multifamily Community Name, Location	Number of Units	Total Estimated Construction Cost (in millions)	Cost to Date (in millions)	Estimated Construction Cost Per Unit	Initial Occupancy	Final Units to be Delivered	Pro Forma Average Rent(1)
Alexan CityCentre, Houston, TX	340	$83.0	$58.8	$244,118	2Q17	4Q17	$2,144
Alexan Southside Place, Houston, TX	270	$49.0	$16.0	$181,481	4Q17	2Q18	$2,012
APOK Townhomes, Boca Raton, FL	90	$28.9	$5.7	$321,111	1Q18	3Q18	$2,549
Crescent Perimeter, Sandy Springs, GA	320	$70.0	$17.6	$218,750	3Q18	1Q19	$1,749
Domain 1, Garland, TX	299	$52.1	$5.9	$174,247	3Q18	1Q19	$1,469
Flagler Village, Fort Lauderdale, FL	384	$132.8	$21.6	$345,833	3Q19	3Q20	$2,481
Helios, formerly known as Cheshire Bridge, Atlanta, GA	285	$50.9	$28.5	$178,596	2Q17	4Q17	$1,486
Lake Boone Trail, Raleigh, NC	245	$40.2	$15.4	$164,082	1Q18	3Q18	$1,271
Vickers Village, Roswell, GA	79	$30.4	$8.6	$384,810	1Q18	3Q18	$3,176
West Morehead, Charlotte, NC	286	$60.0	$11.3	$209,790	4Q18	2Q19	$1,507
	2,598						$1,875

(1)	Represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization.

Joint Ventures

We accounted for the acquisitions of our interests in properties through managing member limited liability companies (“LLCs”) in accordance with the provisions of the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

We analyze our investments in joint ventures to determine if the joint venture is a variable interest entity (a “VIE”) and, if so, whether we are the primary beneficiary requiring consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change with changes in the fair value of the VIE’s net assets. We continuously re-assess whether at each level of the joint venture whether the entity in which we hold an interest is (i) a VIE, and (ii) if we are the primary beneficiary of the VIE. If it was determined that the joint venture qualified as a VIE and we were the primary beneficiary, it would be consolidated.

If after consideration of the VIE accounting literature, we have determined that an entity is not a VIE, the Company assesses the need for consolidation under all other provisions of ASC 810. These provisions provide for consolidation of majority-owned entities where majority voting interest held by the Company provides control, or through determination of control by virtue of the Company being the general partner in a limited partnership or the controlling member of a limited liability company.

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

On February 10, 2017, the closing price of our Class A common stock, as reported on the NYSE MKT, was $13.37.

The following table sets forth, for the periods indicated, the high and low intraday sale prices of our Class A common stock for each quarter since the completion of our IPO, as reported on the NYSE MKT, and the distributions paid by us with respect to those periods.

Quarter Ended	High	Low	Distributions(1)
March 31, 2015	$13.73	$12.42	$0.290
June 30, 2015	$14.07	$12.27	$0.290
September 30, 2015	$13.08	$10.53	$0.290
December 31, 2015	$12.84	$10.33	$0.290
March 31, 2016	$12.14	$9.06	$0.290
June 30, 2016	$13.03	$10.65	$0.290
September 30, 2016	$13.90	$12.26	$0.290
December 31, 2016	$14.77	$11.40	$0.290

(1)	Distribution information is for distributions declared with respect to that quarter.

On January 6, 2017, our board of directors authorized, and we declared monthly dividends for the first quarter of 2017 equal to a quarterly rate of $0.29 per share on our Class A common stock, payable monthly to the stockholders of record as of January 25, 2017, February 24, 2017 and March 24, 2017, which was paid in cash on February 3, 2017, and which will be paid in cash on March 3, 2017 and April 5, 2017, respectively. Holders of OP and LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of our Class A common stock.

On January 6, 2017, our board of directors authorized, and we declared monthly dividends for the first quarter of 2017 equal to monthly rate of $5.00 per share on our Series B Preferred Stock, payable monthly to the stockholders of record as of January 25, 2017, February 24, 2017 and March 24, 2017, which was paid in cash on February 3, 2017, and which will be paid in cash on March 3, 2017 and April 5, 2017, respectively.

	Period Ending
Index	04/02/14	06/30/14	12/31/14	06/30/15	12/31/15	06/30/16	12/31/16
Bluerock Residential Growth REIT, Inc	100.00	89.77	88.62	94.28	92.60	107.22	118.18
Russell 2000	100.00	100.35	102.01	106.86	97.50	99.66	118.28
MSCI US REIT (RMS)	100.00	106.44	117.92	110.62	120.89	137.28	131.29

Stockholder Information

As of February 10, 2017, we had approximately 24,168,169 shares of Class A common stock outstanding held by a total of 584 stockholders, one of which is the holder for all beneficial owners who hold in street name.

Distributions

Future distributions paid by the Company will be at the discretion of our board of directors and will depend upon the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as our board of directors deems relevant.

Distributions paid on our Class A common shares, and our Class B-1, B-2 and B-3 common shares (all of which were converted to Class A common stock on March 23, 2015, September 19, 2015 and March 17, 2016, respectively), and OP Units and LTIP Units that are entitled to receive distribution equivalents when dividends are paid on the common stock, by quarter for the years ended December 31, 2016 and 2015, respectively, were as follows (amounts in thousands, except per share amounts):

	Distributions
	Declared Per Share	Total Paid
2015
First Quarter	$0.290	$3,560
Second Quarter	0.290	4,628
Third Quarter	0.290	5,931
Fourth Quarter	0.290	6,008
Total	$1.160	$20,127
2016
First Quarter	$0.290	$6,030
Second Quarter	0.290	6,082
Third Quarter	0.290	6,111
Fourth Quarter	0.290	6,214
Total	$1.160	$24,437

On January 6, 2017, our board of directors declared monthly dividends for the first quarter of 2017 equal to a quarterly rate of $0.29 per share on our Class A common stock, payable monthly to the stockholders of record as of January 25, 2017, February 24, 2017 and March 24, 2017, which was paid in cash on February 3, 2017, and which will be paid in cash on March 3, 2017 and April 5, 2017, respectively. Holders of OP and LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of our Class A common stock.

The declared dividends equal a monthly dividend on the Class A common stock as follows: $0.096666 per share for the dividend paid to stockholders of record as of January 25, 2017, $0.096667 per share for the dividend paid to stockholders of record as of February 24, 2017, and $0.096667 per share for the dividend paid to stockholders of record as of March 24, 2017. A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that we will continue to declare dividends or at this rate.

On January 6, 2017, our board of directors authorized, and we declared monthly dividends for the first quarter of 2017 equal to monthly rate of $5.00 per share on our Series B Preferred Stock, payable monthly to the stockholders of record as of January 25, 2017, February 24, 2017 and March 24, 2017, which was paid in cash on February 3, 2017, and which will be paid in cash on March 3, 2017 and April 5, 2017, respectively.

Distributions paid for the years ended December 31, 2016, 2015 and 2014, respectively, were funded from cash provided by operating activities except with respect to $3,283,000, $5,524,000 and $6,400,000, respectively, which was funded from sales of real estate, borrowings, and/or proceeds from our equity offerings.

Although we may use alternative sources of cash to fund distributions in a given period, we expect that distribution requirements for an entire year will be met with cash flows from operating activities.

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Cash provided by operating activities	$34,444	$16,708	$5,145
Cash distributions to preferred shareholders	(9,664)	—	—
Cash distributions to common shareholders	(24,437)	(20,127)	(5,771)
Cash distributions to Operating Partnership unit holders	(3,626)	(2,105)	(5,774)
Total distributions	$(37,727)	$(22,232)	$(11,545)
Shortfall	$(3,283)	$(5,524)	$(6,400)
Proceeds from sale of joint venture interests	$20,521	$—	$4,985
Proceeds from sale of real estate	$36,675	$17,862	$—
Proceeds from sale of unconsolidated real estate joint ventures	$—	$15,590	$10,830

Change in Transfer Agent and Registrar

On November 3, 2016, we entered into the Transfer Agency and Services Agreement with Computershare Trust Company, N.A. (“Computershare Trust Company”) and Computershare, Inc., whereby Computershare Trust Company agreed to serve as transfer agent and registrar for our Class A common stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. Prior to the entry into this agreement, American Stock Transfer & Trust Company, LLC had served as transfer agent for each of the respective classes and series of securities listed above.

Equity Compensation Plans

Incentive Plans

On December 16, 2013, our board of directors adopted, and on January 23, 2014 our stockholders approved, the 2014 Equity Incentive Plan for Individuals (the “2014 Individuals Plan”) and the 2014 Equity Incentive Plan for Entities (the “2014 Entities Plan). The purpose of the 2014 Individuals Plan and the 2014 Entities Plan was to attract and retain independent directors, executive officers and other key employees, including officers and employees of our Manager and Operating Partnership and their affiliates and other service providers, including our Manager and its affiliates. We refer to both the 2014 Individuals Plan and the 2014 Entities Plan collectively as the 2014 Incentive Plans. The 2014 Incentive Plans provide for the grant of options to purchase shares of our common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards.

On April 7, 2015, our board of directors adopted, and on May 28, 2015 our stockholders approved, the amendment and restatement of the 2014 Individuals Plan (“Amended 2014 Individuals Plan”) and the 2014 Entities Plan (“Amended 2014 Entities Plan”). Upon the approval by our stockholders of the Amended 2014 Individuals Plan and the Amended 2014 Entities Plan (the “Amended 2014 Individuals Plan and the Amended 2014 Entities Plan, together the “Amended 2014 Incentive Plans”), the 2014 Individuals Plan and the 2014 Entities Plan were terminated. Under the Amended 2014 Incentive Plans, we have reserved and authorized an aggregate number of 475,000 shares of our common stock for issuance. As of February 6, 2017, 7,500 shares were available for future issuance.

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

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our Amended 2014 Incentive Plans, as of December 31, 2016.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	—	—	7,500
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	7,500

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

Unregistered Sale of Equity Securities

We previously disclosed our issuances during the years ended December 31, 2016, 2015 and 2014 of equity securities that were not registered under the Securities Act of 1933, as amended, in Item 33 of Part II of Pre-Effective Amendment No. 1 to our Registration Statement on Form S-11 filed with the Securities and Exchange Commission (the “SEC”) on September 29, 2014, and in our Current Reports on Form 8-K and amendments thereto on Form 8-K/A, as applicable, filed with the SEC on February 17, 2015, February 18, 2015, May 13, 2015, May 15, 2015, July 9, 2015, August 12, 2015, August 17, 2015, September 11, 2015, September 11, 2015, November 17, 2015, November 19, 2015, February 26, 2016, March 1, 2016, May 9, 2016, May 11, 2016, August 8, 2016, August 9, 2016, and November 14, 2016, and in our Form 10-Q filed on August 8, 2016.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial data and should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included elsewhere in this report.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share)
Operating Data:
Total revenue	$77,051	$44,255	$30,363	$12,070	$2,571
Operating income (loss)	(1,032)	(1,623)	(3,565)	(1,125)	(4,074)
Preferred returns and equity in income (loss) of unconsolidated real estate joint ventures	11,632	6,590	1,066	(103)	—
Equity in gain on sale of unconsolidated real estate joint venture interests	—	11,303	4,067	1,604	—
Gain on sale of real estate assets	4,947	2,677	—	—	—
Income (loss) from continuing operations	(2,974)	7,643	(6,674)	(4,219)	8,086
Net income (loss)	(2,974)	7,643	(6,558)	(4,413)	7,365
Net (income) loss attributable to noncontrolling partner interest	1,355	5,855	(1,386)	(1,442)	3,444
Preferred share dividends	(13,763)	(1,153)	—	—	—
Net income (loss) available to common shareholders	(18,985)	635	(5,172)	(2,971)	3,921
Earnings (loss) per common share, basic
Continuing operations	$(0.91)	$0.04	$(0.98)	$(2.70)	$2.22
Discontinued operations	—	—	0.02	(0.19)	0.11
Basic Earnings (loss)	$(0.91)	$0.04	$(0.96)	$(2.89)	$2.33
Earnings (loss) per common share, diluted
Continuing operations	$(0.91)	$0.04	$(0.98)	$(2.70)	$2.20
Discontinued operations	—	—	0.02	(0.19)	0.11
Diluted earnings (loss)	$(0.91)	$0.04	$(0.96)	$(2.70)	$2.31
Weighted average shares outstanding:
Basic	20,805,852	17,404,348	5,381,787	1,032,339	1,679,778
Diluted	20,805,852	17,417,198	5,381,787	1,032,339	1,696,253
Cash dividends declared per BRG common share	$1.16	$1.16	$0.92	$0.31	$0.31
Balance Sheet Data (at December 31):
Investment in real estate (before accumulated depreciation)	1,029,214	556,820	299,686	168,514	147,740
Total assets	1,241,322	699,227	343,887	171,764	155,816
Total mortgages payable, net	710,575	380,102	210,644	95,773	95,285
Total liabilities	735,412	392,350	217,876	125,681	112,332
Total BRG shareholders' equity	241,728	207,184	92,385	12,001	11,038
Noncontrolling interest	50,833	30,528	33,626	34,082	32,073
Total equity	292,561	237,712	126,011	46,083	43,111

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share)
Other Data:
Funds from operations (“FFO”) attributable to common shareholders(1)	$1,274	$5,044	$(4,375)	$(2,217)	$(3,084)
Net cash provided by operating activities	34,444	16,708	5,145	245	(2,048)
Net cash used in investing activities	(512,903)	(288,710)	(89,085)	(16,545)	(10,852)
Net cash provided by financing activities	491,546	317,903	104,015	16,495	15,269

(1)	Under the NAREIT definition, FFO represents net income available to common shareholders (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding gains (losses) from sales of depreciable property and impairment provisions on depreciable property or on equity investments in depreciable property plus real estate related depreciation and amortization (excluding amortization of financing costs), and adjustments for unconsolidated partnerships and joint ventures. See “Funds From Operations” in Item 7 for a discussion of FFO and a reconciliation of FFO to net income.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Bluerock Residential Growth REIT, Inc., and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Bluerock Residential Growth REIT, Inc., a Maryland corporation, and, as required by context, Bluerock Residential Holdings, L.P., a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. We refer to Bluerock Real Estate, L.L.C., a Delaware limited liability company, as “Bluerock”, and we refer to our external manager, BRG Manager, LLC, as our “Manager.” Both Bluerock and our Manager are affiliated with the Company. See also “Forward-Looking Statements” preceding Part I.

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

We are currently externally managed by our Manager, an affiliate of Bluerock. We conduct our operations through our Operating Partnership, of which we are the sole general partner. The consolidated financial statements include our accounts and those of the Operating Partnership.

As of December 31, 2016, our portfolio consisted of interests in thirty-one properties (twenty-one operating and ten development properties). The thirty-one properties contain an aggregate of 9,570 units, comprised of 6,972 operating units and 2,598 units under development. As of December 31, 2016, these properties, exclusive of our development properties, were approximately 94% occupied.

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

Significant Developments

During 2016, we acquired nine operating multifamily communities generally through various multi-tiered joint ventures in which we have indirect ownership ranging from 85% to 100%, representing an aggregate of 3,058 units, for an aggregate purchase price of approximately $484.0 million. These properties were located in: Naples, Florida; Sarasota, Florida; Destin, Florida; Atlanta, Georgia; Port St. Lucie, Florida; Austin, Texas; and Roswell, Georgia. In addition, we have made common equity investments amounting to $26.2 million ranging from 60% to 80% in which we have indirect ownership in two properties for the development of multifamily communities, representing an aggregate of 399 units, located in Atlanta and Roswell, Georgia.

We also invested in or continued to invest in eight multi-tiered development joint ventures through common or preferred equity investments or mezzanine loans, representing an aggregate of 2,199 units. These properties are located in: Ft. Lauderdale, Florida; Raleigh, North Carolina; Charlotte, North Carolina; Houston, Texas; Atlanta, Georgia; Garland, Texas; and Boca Raton, Florida.

During the year ended December 31, 2016, we issued 2,846,460 shares of Series A Preferred Stock pursuant to underwritten offerings and at the market offerings (“ATM”) with net proceeds of approximately $68.7 million after deducting underwriting discounts and commissions and offering costs. In addition, during the same period, we issued 21,482 shares of Series B Preferred Stock under a continuous registered offering with net proceeds of approximately $19.3 million after commissions, fees and offering costs. We also issued 2,323,750 shares of Series C Preferred Stock pursuant to underwritten offerings and at the market offerings (“ATM”) with net proceeds of approximately $56.0 million after deducting underwriting discounts and commissions and offering costs. We also issued 2,850,602 shares of Series D Preferred Stock pursuant to an underwritten offering with net proceeds of approximately $69.0 million after deducting underwriting discounts and commissions and offering costs. Together these offerings are referred to as the 2016 Follow-On Offerings.

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

We additionally believe that a number of our target growth markets are underserved by highly amenitized institutional quality apartment properties, especially as the wave of Millennials moves into its prime rental years over the upcoming decade. As such, we believe there is opportunity in certain of our target markets for development and/or redevelopment to deliver highly amenitized institutional quality product and capture premium rental rates and value growth.

As financial buyers who entered the market following the recent U.S. recession to take advantage of historical spreads between higher acquisition cap rates and lower, long-term financing interest rates exit as their disposition periods commence, we believe the next phase of the cycle provides opportunity for real estate-centric buyers (i.e., buyers who have real estate-specific investment expertise and deep intellectual capital in specific markets), to create value using proven real estate investment strategies.

As the economy continues its recovery and enters an environment of more traditional (i.e., higher) interest rate levels, we believe private purchasers with greater capital constraints who have needed significant leverage to fund acquisitions will become less competitive, which should provide the opportunity to acquire apartment communities from owners who do not have sufficient capital resources to execute their business plans.

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

The following is a summary of our stabilized operating real estate investments as of December 31, 2016:

Multifamily Community	Year Built/Renovated(1)	Number of Units	Ownership Interest	Occupancy %
ARIUM at Palmer Ranch	2016	320	95.0%	96%
ARIUM Grandewood	2005	306	95.0%	97%
ARIUM Gulfshore	2016	368	95.0%	96%
ARIUM Palms	2008	252	95.0%	96%
ARIUM Pine Lakes	2003	320	85.0%	96%
ARIUM Westside	2008	336	90.0%	95%
Ashton Reserve	2015	473	100.0%	95%
Enders Place at Baldwin Park	2003	220	89.5%	95%
Fox Hill	2010	288	94.6%	98%
Lansbrook Village	2004	619	90.0%	91%
Legacy at Southpark	2016	250	90.0%	91%
MDA Apartments	2006	190	35.3%	97%
Nevadan	1990	480	90.0%	93%
Park & Kingston	2015	168	96.0%	96%
Roswell City Walk	2015	320	98.0%	86%
Sorrel	2015	352	95.0%	91%
Sovereign	2015	322	95.0%	95%
The Brodie, formerly known as Deerfield	2001	324	92.5%	93%
The Preserve at Henderson Beach	2009	340	100.0%	93%
Village Green of Ann Arbor	2013	520	48.6%	84%
Whetstone	2015	204	(2)	90%
Total/Average		6,972		94%

(1)	Represents date of most recent significant renovation or date built if no renovations.
(2)	Whetstone is currently a preferred equity investment providing a stated investment return.

Year ended December 31, 2016 as compared to the year ended December 31, 2015

Revenue

Net rental income increased $31.1 million, or 73.5%, to $73.4 million for the year ended December 31, 2016 as compared to $42.3 million for the same prior year period. This increase was primarily due to the acquisition of interests in various properties subsequent to January 1, 2015, accounted for on a consolidated basis, as shown in Item 1. Business “Summary of Investments and Dispositions”.

Other property revenue increased $1.7 million, or 85.0%, to $3.7 million for the year ended December 31, 2016 as compared to $2.0 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above.

Expenses

Property operating expenses increased $12.0 million, or 67.0%, to $29.9 million for the year ended December 31, 2016 as compared to $17.9 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above. Property NOI margins improved to 61.2% of total revenues for the year ended December 31, 2016, from 59.7% in the prior year period.

General and administrative expenses amounted to $5.9 million for the year ended December 31, 2016 as compared to $4.1 million for the same prior year period. Excluding non-cash amortization of LTIPs and restricted stock expense of $3.0 million and $2.1 million, for the years ended December 31, 2016 and 2015, respectively, general and administrative expenses increased to $2.8 million, or 3.7% of revenues for the year ended December 31, 2016 as compared to $2.0 million, or 4.4% of revenues, for the same prior year end period.

Management fees amounted to $6.5 million for the year ended December 31, 2016 as compared to $4.2 million for the same prior year period. Base management fees were $6.4 million and $3.3 million for the years ended December 31, 2016 and 2015, respectively. Incentive fees were $0.2 million and $0.9 million for the years ended December 31, 2016 and 2015, respectively. These increases were primarily due to the significant increase in our equity base as a result of our Follow-On Offerings. LTIP Units were issued for the payment of base management and incentive fees of $6.5 million and $3.7 million for the years ended December 31, 2016 and 2015, respectively, while cash payment was made for none and $0.5 million for the years ended December 31, 2016 and 2015, respectively.

Acquisition costs amounted to $4.6 million for the year ended December 31, 2016 as compared to $3.5 million for the same prior year period. These costs relate to the acquisition of 13 properties during 2016 and 14 acquisitions in 2015.

Depreciation and amortization expenses increased to $31.2 million for the year ended December 31, 2016 as compared to $16.2 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above.

Other Income and Expenses

Other income and expenses amounted to net other expense of $1.9 million for the year ended December 31, 2016 as compared to net other income of $9.3 million for the same prior year period. This was primarily due to an increase in the gain on the sale of assets of $2.2 million in 2016 related to Springhouse at Newport News, an increase in income from unconsolidated joint venture interest of $5.0 million due to additional investments, and a $3.8 million gain related to the revaluation of equity on business combination, partially offset by a gain on the sale of an unconsolidated joint venture interest of $11.3 million in 2015 related to Berry Hill, an $8.5 million increase in interest expense, net, as the result of the increase in mortgage payables resulting from the acquisition of interests in the properties mentioned above, and loss on early extinguishment of debt of $2.4 million.

Year ended December 31, 2015 as compared to the year ended December 31, 2014

Revenue

Net rental income increased $13.1 million, or 44.9%, to $42.3 million for the year ended December 31, 2015 as compared to $29.2 million for the same prior year period. This increase was primarily due to the acquisition of interests in various properties subsequent to January 1, 2014, accounted for on a consolidated basis, as shown in Item 1. Business “Summary of Investments and Dispositions”.

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

Management fees amounted to $4.2 million for the year ended December 31, 2015 as compared to $1.0 million for the same prior year period. Base management fees were $3.3 million and $0.9 million for the years ended December 31, 2015 and 2014, respectively. Incentive fees were $0.9 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively. These increases were primarily due to the significant increase in our equity base as a result of our Follow-On Offerings prior to 2016. LTIP Units were issued for the payment of base management and incentive fees of $3.7 million and $0.1 million for the years ended December 31, 2015 and 2014, respectively, while cash payment was made for $0.5 million and $0.9 million for the years ended December 31, 2015 and 2014, respectively.

Acquisition costs amounted to $3.5 million for the year ended December 31, 2015 as compared to $4.4 million for the same prior year period. This decrease was primarily due to the acquisition of numerous properties during the second quarter of 2014 in conjunction with the IPO contribution transactions and subsequent 2014 acquisitions as compared to the acquisitions in 2015, as reflected in Item 1. Business “Summary of Investments and Dispositions”.

Depreciation and amortization expenses increased to $16.2 million for the year ended December 31, 2015 as compared to $12.6 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above.

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

For comparison of our twelve months ended December 31, 2016 and 2015, the same store properties included properties owned at January 1, 2015. Our same store properties for the twelve months ended December 31, 2016 and 2015 were Enders Place at Baldwin Park, Village Green of Ann Arbor, MDA Apartments, Lansbrook Village and ARIUM Grandewood. Our non-same store properties for the same period were 23Hundred@Berry Hill, Springhouse at Newport News, Fox Hill, Park & Kingston, Ashton Reserve, ARIUM Palms, Sovereign, Sorrel, ARIUM Gulfshore, ARIUM at Palmer Ranch, The Preserve at Henderson Beach, ARIUM Westside, Nevadan, Roswell City Walk, ARIUM Pine Lakes, The Brodie, Legacy at

Southpark, Vickers Village, North Park Towers and Crescent Perimeter. 23Hundred@Berry Hill was accounted for under the equity method during the twelve months December 31, 2015, but is reflected in our table of net operating income as if it was consolidated. For the twelve months ended December 31, 2015, the components of non-same store property revenues, property expenses and net operating income represented by this property were $0.2 million, $0.1 million and $0.1 million, respectively. For the three months ended December 31, 2015, the components of non-same store property revenues, property expenses and net operating income represented by this property were insignificant. 23Hundred@Berry Hill financial information can be found at Note 3, “Sale of Unconsolidated Real Estate Joint Ventures and Held for Sale Property.” 23Hundered@Berry Hill was sold on January 14, 2015. Certain amounts in prior year same store presentation have been reclassified to conform to the current period presentation.

For comparison of our three months ended December 31, 2016 and 2015, the same store properties included properties owned at October 1, 2015. Our same store properties for the three months ended December 31, 2016 and 2015 were Enders Place at Baldwin Park, Village Green of Ann Arbor, MDA Apartments, Lansbrook Village, ARIUM Grandewood, Fox Hill, ARIUM Palms and Park & Kingston. Our non-same store properties for the same period were Springhouse at Newport News, Ashton Reserve, Sovereign, Sorrel, ARIUM Gulfshore, ARIUM at Palmer Ranch, The Preserve at Henderson Beach, ARIUM Westside, Nevadan, Roswell City Walk, ARIUM Pine Lakes, The Brodie, Legacy at Southpark, Vickers Village, and Crescent Perimeter.

Because of the limited number of same store properties as compared to the number of properties in our portfolio in 2016 and 2105, respectively, our same store performance measures may be of limited usefulness.

The following table presents the same store and non-same store results from operations for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,		Change
	2016	2015	$	%
Property Revenues
Same Store	$30,018	$28,405	$1,613	5.7%
Non-Same Store	47,016	16,003	31,013	193.8%
Total property revenues	77,034	44,408	32,626	73.5%
Property Expenses
Same Store	11,165	10,848	317	2.9%
Non-Same Store	18,705	7,058	11,647	165.0%
Total property expenses	29,870	17,906	11,964	66.8%
Same Store NOI	18,853	17,557	1,296	7.4%
Non-Same Store NOI	28,311	8,945	19,366	216.5%
Total NOI(1)	$47,164	$26,502	$20,662	78.0%

(1)	See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

The following table presents the same store and non-same store results from operations for the three months ended December 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended December 31,		Change
	2016	2015	$	%
Property Revenues
Same Store	$10,114	$9,565	$549	5.7%
Non-Same Store	12,263	3,630	8,633	237.8%
Total property revenues	22,377	13,195	9,182	69.6%
Property Expenses
Same Store	3,694	3,516	178	5.1%
Non-Same Store	4,657	1,424	3,233	227.0%
Total property expenses	8,351	4,940	3,411	69.0%
Same Store NOI	6,420	6,049	371	6.1%
Non-Same Store NOI	7,606	2,206	5,400	244.8%
Total NOI(1)	$14,026	$8,255	$5,771	69.9%

(1)	See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Twelve Months Ended December 31, 2016 Compared to Twelve Months Ended December 31, 2015

Same store NOI for the twelve months ended December 31, 2016 increased by 7.4% to $18.9 million from $17.6 million for the 2015 period. There was a 5.7% increase in same store property revenues as compared to the 2015 period, primarily attributable to a 4.6% increase in average rental rates, the acquisition of 17 additional units at our Lansbrook property during 2016 and the acquisition of 15 units at Park and Kingston at the end of 2015, and a 40 basis point increase in average occupancy. Same stores expenses increased $0.4 million primarily due to increased real estate taxes due to higher valuations by municipalities.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during 2016 and certain dispositions in 2015 and 2016. The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

Same store NOI for the three months ended December 31, 2016 increased by 6.1% to $6.4 million from $6.1 million for the 2015 period. There was a 5.7% increase in same store property revenues as compared to the 2015 period, primarily attributable to a 4.0% increase in average rental rates and the acquisition of 17 additional units at our Lansbrook property during 2016, and the acquisition of 15 additional units at Park and Kingston at the end of 2015, and an 80 basis point increase in average occupancy. Same stores expenses increased $0.2 million; the increased expenses were over multiple account categories and were driven by multiple factors.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during 2016. The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

Prior year’s comparisons

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

The following table presents the same store and non-same store results from operations for the years ended December 31, 2015 and 2014 (dollars in thousands):

	Year Ended December 31,		Change
	2015	2014	$	%
Property Revenues
Same Store	$13,096	$12,402	$694	5.6%
Non-Same Store	31,313	21,229	10,084	47.5%
Total property revenues	44,409	33,631	10,778	32.0%
Property Expenses
Same Store	5,024	5,035	(11)	(0.2)%
Non-Same Store	12,833	9,434	3,399	36.0%
Total property expenses	17,857	14,469	3,388	23.4%
Same Store NOI	8,072	7,367	705	9.6%
Non-Same Store NOI	18,480	11,796	6,684	56.7%
Total NOI(1)	$26,552	$19,163	$7,389	38.6%

(1)	See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

The following table presents the same store and non-same store results from operations for the three months ended December 31, 2015 and 2014 (dollars in thousands):

	Three Months Ended December 31,		Change
	2015	2014	$	%
Property Revenues
Same Store	$7,173	$6,839	$334	4.9%
Non-Same Store	6,020	3,745	2,275	60.7%
Total property revenues	13,193	10,584	2,609	24.7%
Property Expenses
Same Store	2,600	2,848	(248)	(8.7)%
Non-Same Store	2,373	1,623	750	46.2%
Total property expenses	4,973	4,471	502	11.2%
Same Store NOI	4,573	3,991	582	14.6%
Non-Same Store NOI	3,647	2,122	1,525	71.9%
Total NOI(1)	$8,220	$6,113	$2,107	34.5%

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

However, NOI should only be used as an alternative measure of our financial performance. The following table reflects same store and non-same store contributions to consolidated NOI, together with a reconciliation of NOI to net loss, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
Net (loss) income attributable to common stockholders	$(18,985)	$635	$(5,172)
Add pro-rata share:
Depreciation and amortization	26,963	12,369	7,357
Amortization of non-cash interest expense	790	326	241
Line of credit interest, net	—	—	191
Management fees	6,417	4,154	978
Acquisition and disposition costs	4,123	3,375	6,619
Loss on early extinguishment of debt	2,269	—	—
Corporate operating expenses	5,779	4,050	2,604
Management internalization process expense	63	—	—
Preferred dividends	13,567	1,153	—
Preferred stock accretion	880	—	—
Less pro-rata share:
Other income	26	93	112
Preferred returns and equity in income of unconsolidated real estate joint ventures	11,464	6,605	904
Interest income from related parties	17	—	—
Gain on sale of joint venture interest, net of fees	—	5,320	6,560
Gain on sale of real estate assets	6,704	2,640	—
Pro-rata share of properties' income	23,655	11,404	5,242
Add:
Noncontrolling interest pro-rata share of property income	4,500	3,609	5,219
Other income related to JV/MM entities	—	110	82
Total property income	28,155	15,123	10,543
Add:
Interest expense	19,009	11,429	8,620
Net operating income	47,164	26,552	19,163
Less:
Non-same store net operating income	28,311	18,480	11,796
Same store net operating income	18,853	8,072	7,367

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

We believe the properties underlying our real estate investments are performing well. We had a portfolio-wide debt service coverage ratio of 2.19x and occupancy of 94%, exclusive of our development properties, at December 31, 2016.

On February 24, 2016, we filed a prospectus supplement to our registration statement on Form S-3 (File No. 333-200359) filed with the SEC on November 19, 2014 and declared effective on December 19, 2014 (the “December 2014 Shelf Registration Statement”), offering a maximum of 150,000 Units (the “Series B Units”) consisting of 150,000 shares of Series B Preferred Stock and warrants (the “Warrants”) to purchase 3,000,000 shares of Class A common stock (liquidation preference $1,000 per share of Series B Preferred Stock) (the “Series B Preferred Offering”). As of December 31, 2016, the Company has sold 21,482 shares of Series B Preferred Stock and 21,482 Warrants to purchase 429,640 shares of Class A common stock for net proceeds of approximately $19.3 million after commissions and fees.

On March 29, 2016, we, our Operating Partnership and our Manager entered into an At Market Issuance Sales Agreement (“Sales Agreement”) with FBR Capital Markets & Co. (“FBR”), and MLV & Co. LLC (“MLV”). Pursuant to the Sales Agreement, FBR and MLV will act as distribution agents with respect to the offering and sale of up to $100,000,000 in shares of Series A Preferred Stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE MKT, or on any other existing trading market for Series A Preferred Stock or through a market maker (the “Series A ATM Offering”). We sold 146,460 shares of Series A Preferred Stock in the Series A ATM Offering through April 8, 2016. On April 8, 2016, we delivered notice to each of FBR and MLV, pursuant to the terms of the Sales Agreement, to suspend all sales under the Series A ATM Offering in connection with pursuing the April 2016 Preferred Stock Offering (defined below).

On April 25, 2016, we completed an underwritten offering (the “April 2016 Preferred Stock Offering”) of 2,300,000 shares of Series A Preferred Stock, liquidation preference $25.00 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered on our Form S-3 (File No. 333-208956) filed January 12, 2016 and declared effective by the SEC on January 29, 2016 (the “January 2016 Shelf Registration Statement”). The public offering price of $25.00 per share was announced on April 20, 2016. Net proceeds of the April 2016 Preferred Stock Offering were approximately $55.3 million after deducting underwriting discounts and commissions and offering costs.

On May 26, 2016, we completed an offering (the “May 2016 Preferred Stock Offering”) of 400,000 shares of Series A Preferred Stock. The shares were registered with the SEC pursuant to the January 2016 Shelf Registration Statement. The offering price of $25.00 per share was announced on May 26, 2016. Net proceeds of the May 2016 Preferred Stock Offering were approximately $9.5 million after deducting underwriting discounts and commissions and offering costs.

On July 19, 2016, we completed an underwritten offering (the “July 2016 Preferred Stock Offering”) of 2,300,000 shares of Series C Preferred Stock, liquidation preference $25.00 per share, inclusive of shares sold pursuant to the full exercise of the overallotment option by the underwriters. The shares were registered with the SEC pursuant to the January 2016 Shelf Registration Statement. The public offering price of $25.00 per share was announced on July 12, 2016. Net proceeds of the July 2016 Preferred Stock Offering were approximately $55.3 million after deducting underwriting discounts and commissions and offering costs.

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

On September 14, 2016, we, our Operating Partnership and our Manager entered into an At Market Issuance Sales Agreement (the “Series C Sales Agreement”) with FBR. Pursuant to the Series C Sales Agreement, FBR will act as distribution agent with respect to the offering and sale of up to $36,000,000 in shares of Series C Preferred Stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE MKT, or on any other existing trading market for Series C Preferred Stock or through a market maker (the “Series C ATM Offering”). Since September 14, 2016, we sold 23,750 shares of Series C Preferred Stock in the Series C ATM Offering through September 27, 2016. On September 27, 2016, we delivered notice to FBR, pursuant to the terms of the

Series C Sales Agreement, to suspend all sales under the ATM Offering to pursue the October 2016 Preferred Stock Offering (defined below). As of December 31, 2016, we had sold 23,750 shares of Series C Preferred Stock in the Series C ATM Offering for net proceeds of approximately $0.6 million after commissions.

On October 13, 2016, we completed an underwritten offering (the “October 2016 Preferred Stock Offering”) of 2,700,000 shares of 7.125% Series D Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share. The shares were registered with the SEC pursuant to the January 2016 Shelf Registration Statement. The public offering price of $25.00 per share was announced on October 6, 2016. Net proceeds of the October 2016 Preferred Stock Offering were approximately $65.0 million after deducting underwriting discounts and commissions and estimated offering costs. On November 3, 2016, we closed on the sale of 150,602 shares of Series D preferred stock for net proceeds of approximately $3.7 million pursuant to the underwriters’ exercise of the overallotment option.

Together these offerings are referred to as the 2016 Follow-On Offerings. Subsequently, we completed an underwritten offering (the “January 2017 Common Stock Offering”) of 4,000,0000 shares of Class A common stock. The shares were registered with the SEC pursuant to the January 2016 Shelf Registration Statement. The public offering price of $13.15 per share was announced on January 11, 2017. Net proceeds of the January 2017 Common Stock Offering were approximately $49.8 million after deducting underwriting discounts and commissions and estimated offering costs. On January 24, 2017, we closed on the sale of 600,000 shares of Class A common stock for net proceeds of approximately $7.5 million pursuant to the underwriters’ exercise of the overallotment option.

Our total stockholders’ equity increased $34.5 million from $207.2 million as of December 31, 2015 to $241.7 million as of December 31, 2016. The increase in our total stockholders’ equity is primarily attributable to the 2016 Follow-On Offerings which increased our stockholders’ equity by $68.8 million, $8.8 million of equity compensation and partially offset by distributions declared of $37.9 million for the year ended December 31, 2016 and net loss attributable to common stockholders of $4.3 million.

In general, we believe our available cash balances, the proceeds from the Follow-On Offerings, other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. We expect that properties added to our portfolio with the proceeds from the Follow-On Offerings, and the properties we expect to acquire with the remaining proceeds from our 2016 Follow-On Offerings and January 2017 Common Stock Offering, will have a significant positive impact on our future results of operations. In general, we expect that our results related to our portfolio will improve in future periods as a result of anticipated future investments in and acquisitions of real estate, including our investments in development projects.

We believe we will be able to meet our primary liquidity requirements going forward through:

•	$82.0 million in cash available at December 31, 2016;
•	cash generated from operating activities; and
•	proceeds from future borrowings and potential offerings, including potential offerings of common and preferred stock through underwritten offerings, our continuous Series B Preferred Stock Offering and our ATM programs, as well as issuances of units of limited partnership interest in our Operating Partnership, or OP Units.

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

We expect to maintain a distribution paid to our Series A Preferred Stock, our Series B Preferred Stock, our Series C Preferred Stock and our Series D Preferred Stock in accordance with the terms of those securities which require monthly or quarterly dividends depending on the series. The board of directors will review the distribution rate quarterly, and there can be no assurance that the current distribution level will be maintained. In addition, we expect to maintain a distribution paid on a monthly basis to all of our Class A common stockholders at a quarterly rate of $0.29 per share. To the extent we continue to pay distributions at this rate, we expect to substantially use cash flows from operations to fund distribution payments. The board of directors will review the distribution rate quarterly, and there can be no assurance that the current distribution level will be maintained. While our policy is generally to pay distributions from cash flows from operations, our distributions through December 31, 2016 have been paid from proceeds from our continuous registered offerings, proceeds from the IPO and Follow-On Offerings, sales of assets, and cash flows from operations and may in the future be paid from additional sources, such as from borrowings.

We have announced that we have begun the process of internalizing the external management functions that are currently provided to us by our Manager. The board of directors appointed a special committee (the “Special Committee”), comprised solely of independent directors of our board of directors to pursue the internalization. The Special Committee has engaged independent legal and financial advisors to assist the Special Committee in connection with the internalization transaction. The Compensation Committee of our board of directors has also engaged an independent compensation consulting firm to provide a market-based compensation study with respect to key REIT executives and directors of internalized REITs. As of February 16, 2017, preliminary negotiations have begun with respect to the internalization, but no definitive agreements have been entered into. We currently anticipate consummating the internalization transaction at the beginning of the third quarter of 2017, although we are providing no assurances that the internalization transaction will be completed on the timeframe we currently anticipate or at all. If we internalize management, we expect the structure of our corporate level general and administrative expenses will change substantially, which may include changes to the nature and amount of these costs. However, estimates cannot be provided at this time. For risks associated with our internalization, see the section entitled “Risk Factors”.

The initial term of the Management Agreement expires on April 2, 2017 (the third anniversary of the closing of the IPO), and will be automatically renewed for a one-year term on each anniversary date thereafter unless previously terminated in accordance with the terms of the Management Agreement. In connection with our internalization discussion, we expect the Management Agreement will be renewed for another year pending the anticipated internalization. Following the initial term of the Management Agreement, the Management Agreement may be terminated annually upon the affirmative vote of at least two-thirds of the Company’s independent directors, based upon (1) unsatisfactory performance that is materially detrimental to the Company, or (2) the Company’s determination that the fees payable to the Manager are not fair, subject to the Manager’s right to prevent such termination due to unfair fees by accepting a reduction of the fees agreed to by at least two-thirds of the Company’s independent directors. The Company must provide 180 days’ prior notice of any such termination. Unless terminated for cause, as further described in the Management Agreement, the Manager will be paid a termination fee equal to three times the sum of the base management fee and incentive fee earned, in each case, by the Manager during the 12-month period immediately preceding such termination, calculated as of the end of the most recently completed fiscal quarter before the date of termination. The Company may also terminate the Management Agreement for cause at any time, including during the initial term, without the payment of any termination fee, with 30 days’ prior written notice from the Board.

During the initial three-year term of the Management Agreement, the Company may not terminate the Management Agreement except as described above or in the instance that the Board elects to internalize the Company’s management, in which case the Company will be obligated under the Management Agreement to pay the Manager consideration equal to three times the sum of the base management fee and incentive fee earned, in each case, by the Manager during the 12-month period immediately preceding the effective date of the internalization, calculated as of the end of the most recently completed fiscal quarter before the effective date of the internalization.

The Manager may also terminate the Management Agreement if it becomes required to register as an investment company under the Investment Company Act, with such termination deemed to occur immediately before such event, in which case the Company would not be required to pay a termination fee. In addition, if the Company defaults in the performance of any material term of the Management Agreement and the default continues for a period of 30 days after written notice to the Company, the Manager may terminate the Management Agreement upon 60 days’ written notice. If the Management Agreement is terminated by the Manager upon a breach by the Company, the Company is required to pay the Manager the termination fee described above.

Cash Flows

Year ended December 31, 2016 as compared to the year ended December 31, 2015

As of December 31, 2016, we owned indirect equity interests in thirty-one real estate properties, (twenty-one operating properties and ten development properties), twenty-two of which are consolidated for reporting purposes. During the year ended December 31, 2016, net cash provided by operating activities was $34.4 million. After the net loss of $3.0 million was adjusted for $20.5 million of non-cash items, net cash provided by operating activities consisted of the following:

•	Distributions from unconsolidated joint ventures of $11.4 million;
•	increase in due to affiliates of $1.0 million;
•	and an increase in accounts payable and accrued liabilities of $7.5 million;
•	Offset by an increase in accounts receivable, prepaid expenses and other assets of $1.9 million;
•	and $1.1 million loss on early extinguishment of debt;

Cash Flows from Investing Activities

During the year ended December 31, 2016, net cash used in investing activities was $512.9 million, primarily due to the following:

•	$472.8 million used in acquiring consolidated real estate investments;
•	$15.6 million used in purchases of interests from noncontrolling members;
•	$41.6 million used in acquiring investments in unconsolidated joint ventures and notes receivable;
•	$6.4 million used on capital expenditures;
•	$13.2 million increase in restricted cash; and
•	partially offset by proceeds of sale of real estate assets of $36.7 million.

Cash Flows from Financing Activities

During the year ended December 31, 2016, net cash provided by financing activities was $491.6 million, primarily due to the following:

•	net borrowings of $365.4 million on mortgages payable;
•	net proceeds of $68.5 million from issuance of Series A Preferred Stock;
•	net proceeds of $19.1 million from issuance of units of Series B Preferred Stock and Warrants;
•	net proceeds of $56.0 million from issuance of Series C Preferred Stock;

•	net proceeds of $68.8 million from issuance of Series D Preferred Stock;
•	$25.0 million increase in capital contributions from noncontrolling interests;
•	partially offset by $24.4 million in distributions paid to common stockholders;
•	$9.7 million paid in cash distribution paid to preferred stockholders;
•	$3.6 million paid in cash distribution paid to noncontrolling interests;
•	$4.7 million increase in deferred financing costs;
•	$68.7 million of repayments of our mortgages payable.

Operating Activities

Net cash flow provided by operating activities increased $17.7 million in 2016 compared to 2015 primarily due to:

•	Operating income, adjusted for non-cash activity, increased $8.2 million as a result of our acquisitions (net of dispositions);
•	Net distributions of income and preferred returns from preferred equity investments increased $2.4 million;
•	Net due to affiliates increased $0.2 million;
•	Accounts payable and other accrued liabilities increased $4.3 million;
•	And accounts receivable, prepaid expenses and other assets decreased $3.8 million;
•	Offset by a loss on early extinguishment of debt of $1.1 million.

Investing Activities

Net cash used in investing activities increased $224.2 million in 2016 compared to 2015 primarily due to:

•	Acquisition of real estate investments and capital expenditures increased $234.1 million;
•	Restricted cash increased $13.2 million;
•	Offset by proceeds from sales increased $3.2 million;
•	And investments in unconsolidated real estate joint ventures interests of $23.5 million.

Financing Activities

Cash flows from financing activities were $491.5 million in 2016 as compared to $317.9 million in 2015. This increase of $173.6 million is primarily explained by:

•	An increase in net proceeds for common and preferred stock issuances of $11.9 million;
•	An increase in net borrowings of $158.5 million;
•	An increase in contributions from noncontrolling interests of $21.7 million;
•	Offset by an increase in distributions paid of $15.5 million.

Capital Expenditures

The following table summarizes our total capital expenditures for the years ended December 31, 2016 and 2015 (amounts in thousands):

	Year Ended December 31,
	2016	2015	2014
	(In thousands)
Redevelopment/renovations	$4,255	$2,286	$1,265
Routine capital expenditures	2,158	1,384	847
New development	—	—	5,855
Total capital expenditures	$6,413	$3,670	$7,967

We define redevelopment and renovation costs as non-recurring capital expenditures for significant projects that upgrade units or common areas and projects that are revenue enhancing for the years ended December 31, 2016, 2015 and 2014. We define routine capital expenditures as capital expenditures that are incurred at every property and exclude development, investment, revenue enhancing and non-recurring capital expenditures.

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

During the year ended December 31, 2016 we incurred $4.6 million of acquisition expense and $0.4 million of disposition expense, of which $4.5 million was our pro-rata share of the expense. During the year ended December 31, 2015 we incurred $3.5 million of acquisition expense and $1.2 million of disposition expense, of which $3.7 million was our pro-rata share of the expense.

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

The table below presents our calculation of FFO and AFFO for the years ended December 31, 2016, 2015 and 2014.

As of December 31, 2016, we had acquired nine additional properties and four equity investments subsequent to December 31, 2015, and sold one property and one property owned by a preferred investment that were owned in 2015. As of December 31, 2015, we had acquired eight additional properties and five preferred equity investments subsequent to December 31, 2014 and sold three properties that were owned in 2014. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance (amounts in thousands).

	Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Net (loss) income attributable to common stockholders	$(18,985)	$635	$(5,172)
Common stockholders pro-rata share of:
Real estate depreciation and amortization(1)	26,963	12,369	7,357
Gain on sale of joint venture interests	—	(5,320)	(6,560)
Gain on sale of real estate assets	(6,704)	(2,640)	—
FFO Attributable to Common Stockholders	$1,274	$5,044	$(4,375)
Common stockholders pro-rata share of:
Amortization of non-cash interest expense	790	326	241
Acquisition and disposition costs	4,123	3,375	6,619
Management internalization process expense	63	—	—
Loss on early extinguishment of debt	2,269	—	—
Normally recurring capital expenditures(2)	(907)	(660)	(378)
Preferred stock accretion	880	—	—
Non-cash equity compensation	9,405	5,731	1,112
Non-cash tax abatement	85	—	—
Non-recurring income	(254)	(410)	—
AFFO attributable to Common Stockholders	$17,728	$13,406	$3,219
FFO attributable to Common Stockholders	$0.06	$0.29	$(0.81)
AFFO attributable to Common Stockholders	$0.85	$0.77	$0.60
Weighted average shares outstanding	20,810,134	17,417,198	5,381,787

(1)	The real estate depreciation and amortization amount includes our share of consolidated real estate-related depreciation and amortization of intangibles, less amounts attributable to noncontrolling interests, and our similar estimated share of unconsolidated depreciation and amortization, which is included in earnings of our unconsolidated real estate joint venture investments.
(2)	Normally recurring capital expenditures exclude development, investment, revenue enhancing and non-recurring capital expenditures.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2016 (in thousands) which consisted of mortgage notes secured by our properties. At December 31, 2016, our estimated future required payments on these obligations were:

	Total	Less than one year	2018 – 2019	2020 – 2021	Thereafter
Mortgages Payable (Principal)	$716,153	$3,071	$9,303	$38,385	$665,394
Estimated Interest Payments on Mortgage Notes Payable, Unsecured Term Loans and Senior Unsecured Notes	176,643	26,095	51,679	49,522	49,347
Total	$892,796	$29,166	$60,982	$87,907	$714,741

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid or Payable
Class A common stock
October 7, 2015	December 25, 2015	$0.096667	January 5, 2016
January 13, 2016	January 25, 2016	$0.096666	February 5, 2016
January 13, 2016	February 25, 2016	$0.096667	March 5, 2016
January 13, 2016	March 24 2016	$0.096667	April 5, 2016
April 8, 2016	April 25, 2016	$0.096666	May 5, 2016
April 8, 2016	May 25, 2016	$0.096667	June 6, 2016
April 8, 2016	June 24, 2016	$0.096667	July 5, 2016
July 8, 2016	July 25, 2016	$0.096666	August 5, 2016
July 8, 2016	August 25, 2016	$0.096667	September 5, 2016
July 8, 2016	September 23, 2016	$0.096667	October 5, 2016
October 4, 2016	October 25, 2016	$0.096666	November 4, 2016
October 4, 2016	November 25, 2016	$0.096667	December 5, 2016
October 4, 2016	December 23, 2016	$0.096667	January 5, 2017
Class B-3 common stock
October 7, 2015	December 25, 2015	$0.096667	January 5, 2016
January 13, 2016	January 25, 2016	$0.096666	February 5, 2016
January 13, 2016	February 25, 2016	$0.096667	March 5, 2016
Series A Preferred Stock
December 14, 2015	December 24, 2015	$0.401000	January 5, 2016
March 11, 2016	March 24, 2016	$0.515625	April 5, 2016
June 10, 2016	June 24, 2016	$0.515625	July 5, 2016
September 9, 2016	September 23, 2016	$0.515625	October 5, 2016
December 9, 2016	December 23, 2016	$0.515625	January 5, 2017
Series B Preferred Stock
April 15, 2016	April 25, 2016	$5.00	May 5, 2016
May 13, 2016	May 25, 2016	$5.00	June 3, 2016
June 10, 2016	June 24, 2016	$5.00	July 5, 2016
July 8, 2016	July 25, 2016	$5.00	August 5, 2016
July 8, 2016	August 25, 2016	$5.00	September 5, 2016
July 8, 2016	September 23, 2016	$5.00	October 5, 2016
October 4, 2016	October 25, 2016	$5.00	November 4, 2016
October 4, 2016	November 25, 2016	$5.00	December 5, 2016
October 4, 2016	December 23, 2016	$5.00	January 5, 2017
Series C Preferred Stock
September 9, 2016	September 23, 2016	$0.39184	October 5, 2016
December 9, 2016	December 23, 2016	$0.4765625	January 5, 2017
Series D Preferred Stock
December 9, 2016	December 23, 2016	$0.3859	January 5, 2017

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate.

Holders of OP and LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of the Company's Class A common stock.

The Company has a dividend reinvestment plan that allows for participating stockholders to have their Class A common stock dividends automatically invested in additional Class A common shares based on the average price of the shares on the investment date. The Company plans to issue Class A common shares to cover shares required for investment.

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

Distributions paid for the year ended December 31, 2016 were as follows (amounts in thousands):

	Distributions
2016	Declared	Paid
First Quarter
Class A Common Stock	$5,604	$5,569
Class B-3 Common Stock	68	102
Series A Preferred Stock	1,482	1,153
OP Units	89	89
LTIP Units	283	270
Total first quarter 2016	$7,526	$7,183
Second Quarter
Class A Common Stock	$5,674	$5,674
Series A Preferred Stock	2,951	1,481
Series B Preferred Stock	18	8
OP Units	89	89
LTIP Units	328	319
Total second quarter 2016	$9,060	$7,571
Third Quarter
Class A Common Stock	5,674	5,674
Series A Preferred Stock	2,950	2,951
Series B Preferred Stock	88	54
Series C Preferred Stock	902	—
OP Units	88	89
LTIP Units	394	348
Total third quarter 2016	$10,096	$9,116
Fourth Quarter
Class A Common Stock	$5,674	$5,674
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	215	164
Series C Preferred Stock	1,107	902
Series D Preferred Stock	1,100	—
OP Units	87	87
LTIP Units	450	454
Total fourth quarter	$11,583	$10,231
Total year	$38,265	$34,101

On January 6, 2017, our board of directors authorized, and we declared, monthly dividends for the first quarter of 2017 equal to a quarterly rate of $0.29 per share on our Class A common stock, payable to the stockholders of record as of January 25, 2017, February 24, 2017 and March 24, 2017, which was paid in cash on February 3, 2017, and which will be paid in cash on March 3, 2017 and April 5, 2017, respectively. Holders of OP and LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of our Class A common stock.

The declared dividends equal a monthly dividend on the Class A common stock as follows: $0.096666 per share for the dividend paid to stockholders of record as of January 25, 2017, $0.096667 per share for the dividend paid to stockholders of record as of February 24, 2017, and March 24, 2017. A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that we will continue to declare dividends or at this rate.

On January 6, 2017, our board of directors authorized, and we declared monthly dividends for the first quarter of 2017 equal to monthly rate of $5.00 per share on our Series B Preferred Stock, payable monthly to the stockholders of record as of January 25, 2017, February 24, 2017 and March 24, 2017, which was paid in cash on February 3, 2017, and which will be paid in cash on March 3, 2017 and April 5, 2017, respectively.

Critical Accounting Policies

Below is a discussion of the accounting policies that we consider critical to an understanding of our financial condition and operating results that may require complex or significant judgment in their application or require estimates about matters which are inherently uncertain.

Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances, and profits have been eliminated in consolidation. Interests in entities acquired will be evaluated based on applicable GAAP, which includes the requirement to consolidate entities deemed to be variable interest entities (“VIE”).

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances, and profits have been eliminated in consolidation. Interests in entities acquired will be evaluated based on applicable GAAP, which includes the requirement to consolidate entities deemed to be VIEs in which we are the primary beneficiary. If the entity in which we hold an interest is determined not to be a VIE, then the entity will be evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.

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

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of December 31, 2016, we own interests in nine joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

New Accounting Pronouncements

See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our Notes to the Consolidated Financial Statements for a description of accounting pronouncements. We do not believe these new pronouncements will have a significant impact on our Consolidated Financial Statements, cash flows or results of operations.

Subsequent Events

Issuance of LTIP Units for Payment of the Fourth Quarter 2016 Base Management Fee to the Manager

The Manager earned a base management fee of $2.0 million during the fourth quarter of 2016. This amount was payable 50% in LTIP Units with the other 50% payable in either cash or LTIP Units at the discretion of our board of directors. Upon consultation with the Manager, the board of directors elected to pay 100% of the base management fee and operating expense reimbursement in LTIP Units.

Distributions Declared

On January 6, 2017, our board of directors authorized, and we declared, monthly dividends for the first quarter of 2017 equal to a quarterly rate of $0.29 per share on our Class A common stock, payable to the stockholders of record as of January 25, 2017, February 24, 2017 and March 24, 2017, which was paid in cash on February 3, 2017, and which will be paid in cash on March 3, 2017 and April 5, 2017, respectively. Holders of OP and LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of our Class A common stock.

The declared dividends equal a monthly dividend on the Class A common stock as follows: $0.096666 per share for the dividend paid to stockholders of record as of January 25, 2017, $0.096667 per share for the dividend paid to stockholders of record as of February 24, 2017, and $0.096667 per share for the dividend paid to stockholders of record as of March 24, 2017. A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that we will continue to declare dividends or at this rate.

On January 6, 2017, our board of directors authorized, and we declared monthly dividends for the first quarter of 2017 equal to monthly rate of $5.00 per share on our Series B Preferred Stock, payable monthly to the stockholders of record as of January 25, 2017, February 24, 2017 and March 24, 2017, which was paid in cash on February 3, 2017, and which will be paid in cash on March 3, 2017 and April 5, 2017, respectively.

Distributions Paid

The following distributions have been paid subsequent to December 31, 2016 (amounts in thousands):

Distributions Paid
January 5, 2017 (to stockholders of record as of December 23, 2016)
Class A Common Stock	$1,892
Series A Preferred Stock	2,950
Series B Preferred Stock	95
Series C Preferred Stock	1,107
Series D Preferred Stock	1,100
OP Units	29
LTIP Units	155
Total	$7,328
February 3, 2017 (to stockholders of record as of January 25, 2017)
Class A Common Stock	$2,336
Series B Preferred Stock	119
OP Units	29
LTIP Units	155
Total	$2,639

January 2017 Offering of Class A Common Stock

Subsequent to year end, on January 17, 2017, the Company completed an underwritten offering (the “January 2017 Class A Common Stock Offering”) of 4,000,000 shares of Class A common stock, par value $0.01 per share. The shares were registered with the SEC pursuant to the January 2016 Shelf Registration Statement. The public offering price of $13.15 per share was announced on January 11, 2017. Net proceeds of the January 2017 Class A Common Stock Offering were approximately $49.8 million after deducting underwriting discounts and commissions and estimated offering costs. On January 24, 2017, the Company closed on the sale of 600,000 shares of Class A common stock for proceeds of approximately $7.5 million pursuant to the full exercise of the overallotment option granted to the underwriters in the January 2017 Class A Common Stock Offering.

Increase in West Morehead Mezzanine Financing

On January 5, 2017, the Company increased the amount of its mezzanine loan, or the BRG West Morehead Mezz Loan, to BR Morehead JV Member, LLC, or BR Morehead JV Member, to approximately $24.6 million, as disclosed in Note 6, “Notes and Interest Receivable due from Related Party,” to our Notes to the Consolidated Financial Statements.

APOK Redemption of Common Equity Investment and Mezzanine Financing

On January 6, 2017, (i) Fund II redeemed the common equity interest held by BRG Boca, LLC, or BRG Boca, a wholly-owned subsidiary of the Operating Partnership, in BR Boca JV Member, LLC, or BR Boca JV Member, for $7.3 million, (ii) BRG Boca obtained a 0.5% common equity interest in BR Boca JV Member, and (iii) the Company, through BRG Boca, provided a mezzanine loan in the amount of $11.2 million to BR Boca JV Member, or the BRG Boca Mezz Loan. The BRG Boca Mezz Loan is secured by the BR Boca JV Member’s approximate 89.6% common equity interest in in a multi-tiered joint venture, along with Fund II, an affiliate of the Manager, and NCC Development Group, or the Boca JV, which intends to develop an approximately 90-unit Class A townhome apartment community located in Boca Raton, Florida to be known as APOK Townhomes. The BRG Boca Mezz Loan bears interest at a fixed rate of 15.0%, and matures on January 6, 2020. Regular monthly payments are interest-only during the initial term, and the BRG Boca Mezz Loan can be prepaid without penalty. The Company has the right to exercise an option to purchase, at the greater of a 25 basis point discount to fair market value or a 15% internal rate of return for Fund II, up to a 100% common membership interest in BR Boca JV Member, which is 99.5% owned by Fund II and which currently holds an approximate 89.6% common equity interest in the Boca JV and in the APOK Townhomes property, subject to certain promote rights of our unaffiliated development partner.

Entry into Cetera Side Letter

On February 6, 2017, in connection with our continuous offering of Series B Preferred Stock, the Company entered into a side letter agreement with Cetera Financial Group, Inc., or Cetera. on behalf of itself and its affiliated broker dealers who have been engaged to offer and sell the Series B Preferred Stock, or the Cetera Side Letter, to provide certain additional protections to the holders of Series B Preferred Stock, or the Series B Preferred Holders, in addition to those provided under the Company’s charter. Under the terms of the Cetera Side Letter, the Company has agreed that, for so long as shares of Series B Preferred Stock remain outstanding:

1.	The Company must maintain a Dividend Coverage Ratio (as defined in the Cetera Side Letter) of not less than 1.1:1 as of the end of each calendar quarter. If the Company is unable to make certain quarterly certifications to Cetera with respect to having maintained the Dividend Coverage Ratio, the Company will not be permitted to issue additional preferred stock other than stock ranking junior to the Series B Preferred Stock with respect to any other distributions or liquidation rights upon voluntary or involuntary liquidation, dissolution or winding up of the Company’s affairs, or Junior Stock, nor to make any voluntary distributions on shares of the Company’s common stock or any other class of Junior Stock (except as required to maintain the Company’s qualification as a REIT) until the Company is subsequently able to make the applicable certification.
2.	The affirmative vote of a majority of votes cast by the Series B Preferred Holders and by holders of any of the Company’s preferred stock ranking on parity with the Series B Preferred Stock as to rights upon liquidation, dissolution or winding up, or the Parity Preferred Stock, voting as a single class, will be required to authorize the creation, issuance or increase in number of authorized or issued shares of any class or series of stock senior to the Series B Preferred Stock, or Senior Stock, or to create, authorize or issue any obligation or security convertible into or evidencing the right to purchase Senior Stock. In such event, each share of Series B Preferred Stock is entitled to one vote per $1,000.00 of liquidation preference, and each other share of Parity Preferred Stock is entitled to one vote per $1,000.00 of liquidation preference.

3.	Neither the Company nor any controlled subsidiary may take any corporate action that restricts the Company’s ability to redeem Series B Preferred Stock with shares of the Company’s Class A common stock, or that is intended to or could be reasonably expected to cause the rights of the Series B Preferred Holders under the Cetera Side Letter to be terminated or materially adversely affected.
4.	The Company may not sell an asset if such sale would cause the Company to fail to meet the Dividend Coverage Ratio (except as reasonably necessary to maintain the Company’s qualification as a REIT, as determined by a majority of the Company’s independent directors).

Acquisition of Preston View Apartments

On February 17, 2017, the Company, through subsidiaries of its Operating Partnership, completed an investment of approximately $20.0 million, to acquire 100% of a 382-unit, Class A apartment community located in Morrisville, North Carolina known as Preston View Apartments. Preston View Apartments’ purchase price of approximately $59.5 million was funded, in part, with a $41.1 million senior mortgage loan secured by the Preston View Apartments property and improvements (the “Preston View Loan”). The Preston View Loan matures March 1, 2024 and bears interest on a floating basis on the amount drawn based on LIBOR plus 2.07%, capped at 5.50%. Regular monthly payments are interest-only during the initial two years, with payments based on thirty-year amortization thereafter. The Company provided certain standard scope non-recourse carveout guarantees in conjunction with the Preston View Loan.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal payments and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes. Fair value adjustments and unamortized deferred financing costs, net, of approximately $(5.6) million are excluded:

($ in thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Mortgage Notes Payable	$3,071	$3,648	$5,655	$27,693	$10,692	$665,394	$716,153
Weighted Average Interest Rate	4.49%	4.36%	4.13%	3.54%	3.75%	3.60%	3.61%

The fair value (in thousands) is estimated at $714.8 million for mortgages payable as of December 31, 2016.

The table above incorporates those exposures that exist as of December 31, 2016; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

Based on our debt and interest rates in effect at December 31, 2016, a 100 basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would impact future interest expense by approximately $696,000 or decrease by $537,000, respectively, on an annual basis. The difference between the interest expense amounts related to an increase or decrease in our floating rate is because LIBOR was 0.77% at December 31, 2016, therefore we have limited the estimate of how much the interest costs may decrease as we use a floor of 0% for LIBOR.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Accounting Officer, evaluated, as of December 31, 2016, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer and Chief Accounting Officer, evaluated, as of December 31, 2016, the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our internal control over financial reporting, as of December 31, 2016, were effective.

Statement of Our Independent Registered Public Accounting Firm

BDO, our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has issued an audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our Executive Officers and Directors

The individuals listed as our executive officers below also serve as officers and employees of our Manager. As executive officers of the Manager, they serve to manage the day-to-day affairs and carry out the directives of our board of directors in the review, selection and recommendation of investment opportunities and operating acquired investments and monitoring the performance of those investments to ensure that they are consistent with our investment objectives. The duties that these executive officers perform on our behalf will not involve the review, selection and recommendation of investment opportunities, but rather the performance of corporate governance activities on our behalf that require the attention of one of our corporate officers, including signing certifications required under Sarbanes-Oxley Act of 2002, as amended, for filing with the periodic reports.

The following table and biographical descriptions set forth certain information with respect to the individuals who currently serve as our executive officers and directors:

Name*	Age**	Position	Year First Became Director
R. Ramin Kamfar	53	Chairman of the Board, Chief Executive Officer and President	2008
Michael L. Konig	56	Chief Operating Officer, Secretary and General Counsel	N/A
Christopher J. Vohs	40	Chief Accounting Officer and Treasurer	N/A
Gary T. Kachadurian	66	Director	2014
Brian D. Bailey	50	Independent Director	2009
I. Bobby Majumder	48	Independent Director	2009
Romano Tio	57	Independent Director	2009

*	The address of each executive officer and director listed is 712 Fifth Avenue, 9th Floor, New York, New York 10019.
**	As of February 6, 2017.

R. Ramin Kamfar, Chairman of the Board, Chief Executive Officer and President.  Mr. Kamfar serves as our Chairman of the Board and as our Chief Executive Officer and President. Mr. Kamfar has served as our Chairman of the Board since August 2008, and also served as our Chief Executive Officer and the Chief Executive Officer of our Former Advisor from August 2008 to February 2013. He has also served as the Chairman of the Board and Chief Executive Officer of Bluerock since its inception in October 2002, where he has overseen the acquisition and development of approximately 17,400 apartment units, and over 2.5 million square feet of office space. In addition, Mr. Kamfar has served as Chairman of the Board of Trustees and as a Trustee of Total Income (plus) Real Estate Fund, a closed-end interval fund organized by Bluerock, since 2012. Mr. Kamfar has 25 years of experience in various aspects of real estate, mergers and acquisitions, private equity investing, investment banking, and public and private financings. From 1988 to 1993, Mr. Kamfar worked as an investment banker at Lehman Brothers Inc., New York, New York, where he specialized in mergers and acquisitions and corporate finance. In 1993 Mr. Kamfar left Lehman to focus on private equity transactions. From 1993 to 2002, Mr. Kamfar executed a growth/consolidation strategy to build a startup into a leading public company in the ‘fast casual’ market now known as Einstein Noah Restaurant Group, Inc. (NASDAQ: BAGL) with approximately 800 locations and $400 million in gross revenues. From 1999 to 2002, Mr. Kamfar also served as an active investor, advisor and member of the Board of Directors of Vsource, Inc., a technology company subsequently sold to Symphony House (KL: SYMPHNY), a leading business process outsourcing company focused on the Fortune 500 and Global 500. Mr. Kamfar received an M.B.A. degree with distinction in Finance in 1988 from The Wharton School of the University of Pennsylvania, located in Philadelphia, Pennsylvania, and a B.S. degree with distinction in Finance in 1985 from the University of Maryland located in College Park, Maryland.

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

Brian D. Bailey, Independent Director.  Mr. Bailey has served as one of our independent directors since January 2009. Mr. Bailey has more than 20 years of experience in sourcing, evaluating, structuring and managing investments, including real estate and real estate-related debt financing. Mr. Bailey founded and currently serves as Managing Member of Carmichael Partners, LLC, a private equity investment firm based in Charlotte, North Carolina. He also currently serves as a director of the Telecommunications Development Fund, a private equity investment fund headquartered in Washington, DC. Prior to founding Carmichael Partners, Mr. Bailey served as Managing Partner (2000 – 2008) and Senior Advisor (2008 – 2009) of Carousel Capital, LLC, a private equity investment firm in Charlotte, North Carolina. From 1999 to 2000, Mr. Bailey was a team member of Forstmann Little & Co., a private equity investment firm in New York, New York. From 1996 to 1999, Mr. Bailey was a Principal at the Carlyle Group, a private equity investment firm in Washington, DC. Earlier in his career, Mr. Bailey worked in the leveraged buyout group at CS First Boston in New York, New York and in the mergers and acquisitions group at Bowles Hollowell Conner & Company in Charlotte, North Carolina. Mr. Bailey has also worked in the public sector, as Assistant to the Deputy Chief of Staff and Special Assistant to the President at the White House from 1994 to 1996 and as Director of Strategic Planning and Policy at the U.S. Small Business Administration in 1994. Mr. Bailey received a B.A. degree in Mathematics and Economics in 1988 from the University of North Carolina at Chapel Hill and an M.B.A. degree in 1992 from the Stanford Graduate School of Business, located in Stanford, California.

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

Romano Tio, Independent Director.  Mr. Tio has served as one of our independent directors since January 2009. In addition, as of February 22, 2016, Mr. Tio has been designated as our lead director by the independent directors to preside over executive sessions of non-management directors. Mr. Tio serves as Managing Director at RM Capital Management LLC, a boutique real estate investment and advisory firm. From January 2008 to May 2009, Mr. Tio served as a Managing Director and co-head of the commercial real estate efforts of HCP Real Estate Investors, LLC, an affiliate of Harbinger Capital Partners Funds, a $10+ billion private investment firm specializing in event/distressed strategies. From August 2003 until December 2007, Mr. Tio was a Managing Director at Carlton Group Ltd., a boutique real estate investment banking firm where he was involved in over $2.5 billion worth of commercial real estate transactions. Earlier in his career, Mr. Tio was involved in real estate sales and brokerage for 25 years. Mr. Tio also has served as an independent Trustee of the Board of Trustees of Total Income (plus) Real Estate Fund, a closed-end interval fund organized by Bluerock, since July 2012. Mr. Tio served as an independent member of the Board of Directors of Yangtze River Development Ltd. from January 2016 until February 2017. Mr. Tio received a B.S. degree in Biochemistry in 1982 from Hofstra University located in Hempstead, New York.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, requires our directors and executive officers, and any persons beneficially owning more than 10% of our outstanding shares of common stock, to file with the SEC reports with respect to their initial ownership of our common stock and reports of changes in their ownership of our common stock. As a matter of practice, our administrative staff and outside counsel assists our directors and executive officers in preparing these reports, and typically file those reports on behalf of our directors and executive officers. Based solely on a review of the copies of such forms filed with the SEC during fiscal year 2016 and on written representations from our directors and executive officers, we believe that during fiscal year 2016, except for one Form 4 by R. Ramin Kamfar, all of our directors and executive officers filed the required reports on a timely basis under Section 16(a).

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

Committees of the Board of Directors

We currently have a standing audit committee, a standing investment committee, a standing compensation committee and a standing nominating and corporate governance committee. All of our standing committees consist solely of independent directors, except that Gary T. Kachadurian, our Manager’s Vice Chairman and a director, serves as chairman of the investment committee. The principal functions of these committees are briefly described below. Our board of directors may from time to time establish other committees to facilitate our management.

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

The members of our investment committee are Gary T. Kachadurian, Brian D. Bailey and Romano Tio. Mr. Kachadurian is the chairman of our investment committee.

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

The members of our compensation committee are Romano Tio, Brian D. Bailey and I. Bobby Majumder. Mr. Tio is the chairman of our compensation committee.

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

The members of our nominating and corporate governance committee are Brian D. Bailey, I. Bobby Majumder and Romano Tio. Mr. Bailey is the chairman of our nominating and corporate governance committee.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Our Compensation Discussion and Analysis describes our compensation program, objectives and policies for our Named Executive Officers for fiscal year 2016. Our Named Executive Officers for fiscal year 2016 were R. Ramin Kamfar, Chief Executive Officer and President, Michael L. Konig, Chief Operating Officer, Secretary and General Counsel, and Christopher J. Vohs, Chief Accounting Officer and Treasurer.

Overview of Compensation Program and Philosophy

We have no employees. We are externally managed by our Manager, pursuant to the Management Agreement. All of our Named Executive Officers are employees of our Manager and/or affiliates. We have not paid, and for so long as we remain externally managed, we do not expect to pay in 2017, any cash or other compensation to our Named Executive Officers.

In connection with the potential internalization of the external management functions currently provided to us by our Manager, which we currently anticipate will be completed at the beginning of the third quarter of 2017, the Compensation Committee has engaged an independent compensation consulting firm to advise the Compensation Committee on alternatives for post-internalization executive compensation design, including provision of a market-based compensation study with respect to key REIT executives and directors of internalized REITs. If the internalization transaction is consummated, the Compensation Committee will engage in discussions and make final determinations related to post-internalization compensation to be paid to our Named Executive Officers. In such event, we expect to enter into employment agreements with each of our Named Executive Officers, who will thereafter be paid cash or other compensation in their respective capacities as employees of the Company as determined by the Compensation Committee. We are providing no assurances that the internalization transaction will be completed on the timeframe we currently anticipate, or at all. For risks associated with our internalization, see the section entitled “Risk Factors”.

Say-on-Pay Vote

At our 2014 annual meeting of stockholders, we provided our stockholders with the opportunity to vote to approve, on an advisory basis, the compensation of our Named Executive Officers. A substantial majority of our stockholders (93.69%) that voted at the 2014 annual meeting of stockholders approved the compensation of our Named Executive Officers as described in our proxy statement for the 2014 annual meeting of stockholders. The Compensation Committee reviewed the results of this advisory “say-on-pay” vote and considered it in determining specific award amounts granted to our Named Executive Officers for 2016. The Compensation Committee will also carefully consider the results of other future stockholder votes on executive compensation, along with other expressions of stockholder views it receives on specific policies and desirable actions.

Say-on-Frequency Vote

At our 2014 annual meeting of stockholders, our stockholders who voted recommended by a strong majority (77.15%) that we hold an advisory stockholder vote on the compensation of our Named Executive Officers every three years. As a result of this vote, the next advisory vote on the Named Executive Officers compensation will be held at the 2017 annual meeting of stockholders. Our next say-on-frequency vote is scheduled for our 2020 annual meeting of stockholders.

Cash and Other Compensation

We do not currently have any employees and our executive officers are employed by our Manager. We will not reimburse our Manager for compensation paid to our executive officers. Officers will be eligible for awards under our Amended 2014 Individuals Plan. However, we currently do not intend to grant any such awards, and no awards have been granted to our executive officers under our 2014 Individuals Plan.

Former Incentive Plan

We previously adopted the Bluerock Multifamily Growth REIT, Inc. Long Term Incentive Plan, or the Former Incentive Plan, to provide an incentive to our employees, officers, directors, and consultants and employees and officers of our former advisor, by offering such persons an opportunity to participate in our growth through ownership of our common stock or through other equity-related awards. Under the Former Incentive Plan, we had reserved and authorized an aggregate number of 2,000,000 shares of our common stock for issuance.

2014 Incentive Plans

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

On April 7, 2015, our board of directors adopted, and on May 28, 2015 our stockholders approved, the Amended 2014 Individuals Plan and the Amended 2014 Entities Plan. Upon the approval by our stockholders of the Amended 2014 Incentive Plans, the 2014 Individuals Plan and the 2014 Entities Plan were terminated. Under the Amended 2014 Incentive Plans, we have reserved and authorized an aggregate number of 475,000 shares of our common stock for issuance.

Equity Compensation to Manager

On August 3, 2016, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the Manager. The equity grant consisted of 176,610 LTIP Units. The LTIP Units will vest ratably over a three-year period that began in August 2016, subject to certain terms and conditions. The LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock. The LTIP Units provide for the payment of distribution equivalents at the same time distributions are paid to holders of the Company’s Class A common stock.

Compensation Committee Report(1)

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on such review and discussion, the Compensation Committee has recommended to our board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Submitted by the Compensation Committee:
Romano Tio, Chairman
I. Bobby Majumder
Brian D. Bailey

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Romano Tio, I. Bobby Majumder and Brian D. Bailey, each of whom is an independent director. None of these directors has at any time served as an officer or employee of the Company. None of our executive officers has served as a director or member of the compensation committee of any entity that has one or more of its executive officers serving as a member of our board of directors or Compensation Committee. Accordingly, during 2016, there were no interlocks with other companies within the meaning of the SEC’s rules.

(1)	The Compensation Committee Report does not constitute “soliciting material” and will not be deemed “filed” or incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate our SEC filings by reference, in whole or in part, notwithstanding anything to the contrary set forth in those filings.

Compensation of Directors

We pay each of our independent directors an annual retainer of $25,000. In addition, we will pay our independent directors $2,500 in cash per board meeting attended, $2,000 in cash for each committee meeting attended, $2,500 in cash for each teleconference meeting of the board and $2,000 for each teleconference for any committee. All directors will receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

We have provided below certain information regarding compensation earned by and paid to our directors and during fiscal year 2016 (amounts in thousands).

Name	Fees Paid in Cash in 2016(1)	Restricted Stock Awards(2)	Total
Brian D. Bailey(3)	$81	$26	$107
I. Bobby Majumder(4)	85	26	111
Romano Tio(5)	79	26	105
Gary T. Kachadurian	—	—	—
R. Ramin Kamfar	—	—	—

(1)	Includes the $25,000 annual retainer paid in 2016, which retainer also compensated for services to be rendered in 2017 in the amount of $8,333.
(2)	Reflects 2,500 shares of restricted stock granted in 2016 under the 2014 Individuals plan to each non-employee director. The amounts reported for each non-employee director reflect the grant date fair value of the award based on the closing price of the shares on March 24, 2016 (i.e. $10.33).
(3)	Includes eighteen $2,000 payments and five $2,500 payment related to joint board of directors/audit committee/investment committee teleconference and in-person meetings, respectively. Includes seven $1,000 payments for six meetings held in 2015, but paid in 2016.
(4)	Includes fifteen $2,000 payments and five $2,500 payment related to joint board of directors/audit committee/investment committee teleconference and in-person meetings, respectively. Includes seven $1,000 payments for six meetings held in 2015, but paid in 2016. Also includes $10,000 for compensation as audit committee chairman.
(5)	Includes seventeen $2,000 payments and five $2,500 payment related to joint board of directors/audit committee/investment committee teleconference and in-person meetings, respectively. Includes seven $1,000 payments for six meetings held in 2015, but paid in 2016.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Stock Ownership

The table below sets forth, as of February 6, 2017, certain information regarding the beneficial ownership of our shares of Class A common stock and shares of Class A common stock issuable upon redemption of OP Units for (1) each person who is expected to be the beneficial owner of 5% or more of our outstanding shares of common stock, (2) each of our directors and named executive officers, and (3) all of our directors and executive officers as a group. Each person named in the table has sole voting and investment power with respect to all of the shares of common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. The extent to which a person will hold shares of Class A common stock as opposed to OP Units or LTIP Units is set forth in the table below.

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

Name of Beneficial Owner	Title of Class of Securities Owned	Amount and Nature of Beneficial Ownership	Percent of Class
5% Stockholders:
None.
Named Executive Officers and Directors:(1)
R. Ramin Kamfar	Class A Common Stock	61,713	0.26%
	OP Units	165,654	55.61%
	LTIP Units	1,178,136	73.47%
Gary T. Kachadurian, Director	—	4,600	0.02%
Michael L. Konig	—	—	—
Christopher J. Vohs	Class A Common Stock	2,500	0.01%
Brian D. Bailey, Independent Director	Class A Common Stock	15,274	0.06%
I. Bobby Majumder, Independent Director	Class A Common Stock	14,225	0.05%
Romano Tio, Independent Director	Class A Common Stock	14,244	0.05%
All Named Executive Officers and Directors as a Group(2)		1,456,346	5.59%

(1)	The address of each beneficial owner listed is 712 Fifth Avenue, 9th Floor, New York, New York 10019.
(2)	Totals do not include (a) 59,854 remaining unvested LTIP Units, which will vest ratably on an annual basis over a two-year period from April 30, 2015, (b) 188,927 unvested LTIP Units issued to BRG Manager, LLC on July 2, 2015, which will vest ratably on an annual basis over a three-year period from the issuance date and (c) 176,610 unvested LTIP Units issued to BRG Manager, LLC on August 3, 2016, which will vest ratably on an annual basis over a three-year period from the issuance date

Equity Compensation Plans

Incentive Plans

On December 16, 2013, our board of directors adopted, and on January 23, 2014 our stockholders approved, the 2014 Equity Incentive Plan for Individuals (the “2014 Individuals Plan”) and the 2014 Equity Incentive Plan for Entities (the “2014 Entities Plan). The purpose of the 2014 Individuals Plan and the 2014 Entities Plan was to attract and retain independent directors, executive officers and other key employees, including officers and employees of our Manager and Operating Partnership and their affiliates and other service providers, including our Manager and its affiliates. We refer to both the 2014 Individuals Plan and the 2014 Entities Plan collectively as the 2014 Incentive Plans. The 2014 Incentive Plans provide for the grant of options to purchase shares of our common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards.

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

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our Amended 2014 Incentive Plans, as of December 31, 2016.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	—	—	7,500
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	7,500
Item 13.	Certain Relationships and Related Transactions and Director Independence

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

Certain Transactions with Related Persons

Related Person Transaction Policy

Our board of directors has adopted a written related person transaction policy. The purpose of this policy is to describe the procedures used to identify, review and approve any existing or proposed transaction, arrangement, relationship (or series of similar transactions, arrangements or relationships) in which (a) we, our Operating Partnership or any of our subsidiaries were, are or will be a participant, (b) the aggregate amount involved exceeds $120,000, and (c) a related person has or will have a direct or indirect interest. For purposes of this policy, a related person is (i) any person who is, or at any time since the beginning of the current fiscal year was, a director, director nominee, or executive officer of the Company, (ii) any beneficial owner of more than 5% of our stock, or (iii) any immediate family member of any of the foregoing persons.

Under this policy, our audit committee is responsible for reviewing and approving or ratifying each related person transaction or proposed related person transaction. In determining whether to approve or ratify a related person transaction, the audit committee is required to consider all relevant facts and circumstances of the related person transaction available to the audit committee and to approve only those related person transactions that are in, or not inconsistent with, the best interests of the Company and its stockholders, as the audit committee determines in good faith. No member of the audit committee is permitted to participate in any consideration of a related person transaction with respect to which that member or any of his or her immediate family is a related person.

Affiliate Transactions

As described further below, we have entered into agreements with certain affiliates pursuant to which they will provide services to us. Our independent directors have reviewed the material transactions between our affiliates and us since the beginning of 2016. Set forth below is a description of such transactions and the independent directors’ determination of their fairness.

Management Agreement

At the closing of the IPO, we entered into the Management Agreement with our Manager.

The amount payable to the Manager for the year ended December 31, 2016, are as reflected in the following table (amounts in thousands):

	Approximate Dollar Value of Mr. Kamfar’s Interest In Company Incurred Amounts	Year Ended December 31, 2016
Base Management Fee	$6,355	$6,355
Incentive Fee	$155	$155
Expense Reimbursement	$636	$636
Offering Expense Reimbursements	$131	$131

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

The independent directors reviewed our relationship with our Manager during 2016 and considered it to be fair. The independent directors believe that the amounts payable to the Manager under the Manager Agreement are similar to those paid by other publicly offered, unlisted, externally advised REITs and that this compensation is necessary in order for the Manager to provide the desired level of services to us and our stockholders.

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

Summary of Fees and Reimbursements to Dealer Manager

Summarized below are the fees earned and expenses reimbursable to Bluerock Capital Markets, LLC, our affiliated dealer manager, and any related amounts payable for the years ended December 31, 2016. (amounts in thousands)

	Approximate Dollar Value of Mr. Kamfar’s Interest In REIT Incurred Amounts	Incurred for the Year Ended December 31, 2016
Type of Compensation
Selling Commissions	$1,504	$1,504
Dealer Manager Fees	644	644
Total:	$2,148	$2,148

Transactions with Affiliates of Our Manager

We have entered into several transactions with four private real estate funds that are affiliates of Bluerock, an affiliate of our Manager, in connection with our investments. Bluerock Special Opportunity + Income Fund, LLC (“Fund I”) and Bluerock Growth Fund (“BGF”) are managed and controlled by Bluerock. Bluerock Special Opportunity + Income Fund II, LLC (“Fund II”) and Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”) are managed and controlled by a wholly owned subsidiary of Bluerock. Mr. Kamfar and a family owned limited liability company are the indirect owners of 100% of the membership interests of Bluerock, and each of our and our Manager’s officers is also an officer of Bluerock.

Alexan CityCentre Interests

On July 1, 2014, through BRG T&C BLVD Houston, LLC, a wholly-owned subsidiary of the Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with BGF, Fund II and Fund III, affiliates of the Manager, and an affiliate of Trammell Crowe Residential, to develop a 340-unit Class A apartment community located in Houston, Texas, to be known as Alexan CityCentre. The Company has made a capital commitment of approximately $7.7 million to acquire 100% of the Class A preferred equity interests in BR T&C BLVD JV Member, LLC all of which has been funded as of December 31, 2016 (of which $1.2 million earns a 20% preferred return).

On June 7, 2016, the Alexan CityCentre property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a loan modification agreement to amend the terms of its construction loan financing the construction and development of the Alexan CityCentre property (the “Alexan Development”). The maximum principal amount available to the borrower under the terms of the modified loan is $55.1 million of which approximately $25.4 million is outstanding at December 31, 2016. The maturity date is January 1, 2020, subject to a single one-year extension exercisable at the option of the borrower. The interest rate on the loan is a variable per annum rate equal to the prime rate plus 0.5%, or LIBOR plus 3.00%, at the borrower’s option. The loan requires monthly interest payments until the maturity date, after which $60,000 monthly payments of principal will be required in addition to payment of accrued interest during the maturity extension period. The borrower was required to initially fund approximately $2.6 million as an interest reserve and approximately $0.6 million as an operating deficit reserve. Certain unaffiliated third parties agreed to guaranty the completion of the development of the Alexan Development and provided partial guaranties of the borrower’s principal and interest obligations under the loan. The borrower is required to complete the Alexan Development by December 31, 2017 (without extension for any reason). To obtain the loan modification, the borrower was required to contribute additional equity for the Alexan Development in the amount of approximately $2.2 million to be applied to development costs, of which the Company funded approximately $0.7 million and Bluerock Growth Fund II (“BGF II”), an affiliate of the Manager, funded $1.3 million as Class B preferred interests earning a 20% preferred return.

Alexan Southside Place Interests

On January 12, 2015, through BRG Southside, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund II and Fund III, which are affiliates of the Manager, and an affiliate of Trammell Crow Residential, to develop an approximately 270-unit Class A apartment community located in Houston, Texas, to be known as Alexan Southside Place. Alexan Southside Place will be developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC, as tenant under an 85-year ground lease. The Company has made a capital commitment of $17.3 million to acquire 100% of the preferred equity interests in BRG Southside, LLC, all of which has been funded as of December 31, 2016.

In conjunction with the Alexan Southside development, on April 7, 2015, the Alexan Southside leasehold interest holder, which is owned by an entity in which the Company owns an indirect interest, entered into a $31.8 million construction loan with Bank of America, NA of which $0.01 million is outstanding at December 31, 2016, which is secured by the leasehold interest in the Alexan Southside Place property. The loan matures on April 7, 2019, and contains a one-year extension option, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on the base rate plus 1.25% or LIBOR plus 2.25%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan can be prepaid without penalty.

APOK Townhomes Interests

On September 1, 2016, through BRG Boca, LLC, or BRG Boca, a wholly-owned subsidiary of its Operating Partnership, the Company made a common equity investment in a multi-tiered joint venture, along with Fund II, an affiliate of the Manager, and NCC Development Group, or the Boca JV, to develop a 90-unit Class A apartment community located in Boca Raton, Florida to be known as APOK Townhomes. The Company made a capital commitment of approximately $11.2 million to acquire common interests in BR Boca JV Member, LLC, or BR Boca JV Member, of which $7.3 million had been funded as of December 31, 2016.

On January 6, 2017, (i) Fund II redeemed the common equity interest held by BRG Boca in BR Boca JV Member for $7.2 million, (ii) BRG Boca obtained a 0.5% common equity interest in BR Boca JV Member, and (iii) the Company, through BRG Boca, provided a mezzanine loan in the amount of $11.2 million to BR Boca JV Member, or the BRG Boca Mezz Loan. The BRG Boca Mezz Loan is secured by the BR Boca JV Member’s approximate 89.6% common equity interest in the Boca JV. The BRG Boca Mezz Loan bears interest at a fixed rate of 15.0%, and matures on January 6, 2020. Regular monthly payments are interest-only during the initial term. The BRG Boca Mezz Loan can be prepaid without penalty. The Company has the right to exercise an option to purchase, at the greater of a 25 basis point discount to fair market value or a 15% internal rate of return for Fund II, up to a 100% common membership interest in BR Boca JV Member (the mezzanine borrower), which is 99.5% owned by Fund II and which currently holds an approximate 89.6% common equity interest in the Boca JV and in the APOK Townhomes property, subject to certain promote rights of our unaffiliated development partner.

Crescent Perimeter

On December 12, 2016, through a wholly-owned subsidiary of its Operating Partnership, the Company made an initial common equity investment of approximately $15.2 million in the affiliated member of a multi-tiered joint venture, along with Fund II, an affiliate of the Manager, and an affiliate of Crescent Communities, or the Crescent Perimeter JV, to acquire a tract of real property located in Atlanta, Georgia for the development of a 320-unit, Class A apartment community to be known as Crescent Perimeter. The Company intends to make an additional common equity investment in the second quarter of 2017 in the amount of approximately $5.3 million and, at or about that time, to restructure our entire investment, expected to be approximately $20.5 million in the aggregate, into an upper-tier mezzanine loan to our affiliated member of the Crescent Perimeter JV. That mezzanine loan is expected to provide for a current-pay interest rate of 15% per annum and, once the project is substantially completed, is further expected to allow us to exercise an option to purchase at a 25 basis point discount to fair market value, up to a 100% common membership interest in our affiliated member, which is expected to hold an approximately 59.7% interest in the Crescent

Perimeter JV and in the Crescent Perimeter property, subject to certain promote rights of Crescent Communities in the Crescent Perimeter JV.

Domain Phase 1 Interests

On November 20, 2015, through a wholly-owned subsidiary of the Operating Partnership, BRG Domain Phase 1, LLC, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of ArchCo Residential, to develop an approximately 299-unit, class A, apartment community located in Garland, Texas. The property will be developed upon a tract of approximately 10 acres of land. The Company has made a capital commitment of $24.4 million to acquire 100% of the preferred equity interests in BR Member Domain Phase I, LLC, of which $5.2 million has been funded at December 31, 2016.

EOS Interests

On July 29, 2014, through BRG UCFP Investor, LLC, a wholly-owned subsidiary of the Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Bluerock Special Opportunity + Income Fund I, LLC (“Fund I”), an affiliate of the Manager, and CDP UCFP Developer, LLC, to develop a 296-unit Class A apartment community located in Orlando, Florida, to be known as EOS. The Company made a capital commitment of approximately $3.6 million to acquire 100% of the Class A preferred equity interests in BR Orlando UCFP, LLC all of which had been funded as of November 10, 2016.

In conjunction with the EOS development, on May 14, 2014, an indirect unconsolidated subsidiary, entered into a $27.5 million construction loan with KeyBank National Association which is secured by the EOS property, of which approximately $27.0 million is outstanding at November 10, 2016. The loan was scheduled to mature on May 14, 2017, and contained two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bore interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.15%. Regular monthly payments were interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan could be prepaid without penalty.

On November 10, 2016, through an indirect subsidiary of the Operating Partnership, the Company converted its $3.6 million preferred equity investment in the joint venture into a 31% common investment. The Company recognized a $3.8 million gain on the conversion based on the estimated fair market value of the joint venture, which was based on the anticipated sale price of the underlying property that was under a sales contract which sale closed on December 19, 2016. In addition, an unaffiliated joint venture partner’s interest was purchased for $4.2 million in conjunction with the sale and 49.9% of Fund I interest was purchased for $8.2 million. The underlying property was sold for $52.0 million, subject to certain prorations and adjustments typical in such transactions. After deductions for the existing construction loan encumbering the EOS property in the amount of $27.0 million and payment of closing costs and fees of $0.9 million, and buyout of the joint venture partners, the sale of the underlying property generated proceeds of approximately $5.1 million to the Company for its proportionate ownership of the underlying joint venture.

Flagler Village Interests

On December 18, 2015, through BRG Flagler Village, LLC, a wholly-owned subsidiary of the Operating Partnership, BRG Flagler Village, LLC, the Company made an investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of ArchCo Residential, to develop an approximately 384-unit, Class A apartment community located in Ft. Lauderdale, Florida. The Company has made a capital commitment of $58.2 million to acquire common interests in BR Flagler Village, LLC, of which $14.0 million has been funded at December 31, 2016.

Helios, formerly known as Cheshire Bridge Interests

On May 29, 2015, through BRG Cheshire, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of Catalyst Development Partners II, to develop a 285-unit Class A apartment community located in Atlanta, Georgia, to be known as Cheshire Bridge Apartments. The Company has made a capital commitment of $16.4 million to acquire 100% of the preferred equity interests in BRG Cheshire, LLC, all of which has been funded as of December 31, 2016.

In conjunction with the Cheshire Bridge development, on December 16, 2015, the Helios property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $38.1 million construction loan with The PrivateBank and Trust Company which is secured by the fee simple interest in the Cheshire property, of which approximately $13.8 million is outstanding at December 31, 2016. The loan matures on December 16, 2018, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.50%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan can be prepaid without penalty.

Lake Boone Trail Interests

On December 18, 2015, through BRG Lake Boone, LLC, a wholly-owned subsidiary of the Operating Partnership, BRG Lake Boone, LLC, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of Tribridge Residential, LLC, to develop an approximately 245-unit, Class A apartment community located in Raleigh, North Carolina (“Lake Boone Trail”). The Company has made a capital commitment of $12.3 million to acquire 100% of the preferred equity interests in BR Lake Boone, LLC, of which $9.9 million has been funded at December 31, 2016.

In conjunction with the Lake Boone Trail development, on June 23, 2016, the Lake Boone property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $25.2 million construction loan with Citizens Bank, National Association which is secured by the fee simple interest in the Lake Boone Trail property, of which none is outstanding as of December 31, 2016. The loan matures on December 23, 2019, and contains one extension option for one year to five years, subject to certain conditions including construction completion, a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.65%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan can be prepaid without penalty.

Park & Kingston

In May 2016, in conjunction with combining the operations of Park & Kingston Phase I and Phase II into one ownership entity and entering into a financing transaction for the Phase II units, Fund III purchased 4% of the interest of the Phase II units for $0.1 million, in order for the ownership interest of the two parties to be consistent with the Phase I ownership.

Vickers Village

On December 20, 2016, through joint venture subsidiaries of the Operating Partnership, the Company made a common equity investment of approximately $8.5 million to obtain an approximately 80% interest in a multi-tiered joint venture structure along with Fund III, an affiliate of the Manager, an affiliate of TPA Group, and our development partner, King Lowry Ventures, or the Vickers Village JV, for the development of a 79-unit, Class A apartment community in the Roswell submarket of Atlanta, Georgia, to be known as Vickers Village. The Company intends to make an additional common equity investment in the second quarter of 2017 in the amount of approximately $1.9 million and, at or about that time, to restructure our entire investment, expected to be approximately $10.4 million in the aggregate, into an upper-tier mezzanine loan to our affiliated member of the Vickers Village JV. That mezzanine loan is expected to provide for a current-pay interest rate of 15% per annum and, once the project is substantially completed, is further expected to allow us to exercise an option to purchase at a 25 basis point discount to fair market value, up to a 100% common membership interest in our affiliated member, which is expected to hold an approximately 79.6% interest in the Vickers Village JV and in the Vickers Village property, subject to certain promote rights of our development partner in the Vickers Village JV.

West Morehead Interests

On January 6, 2016, through BRG Morehead NC, LLC, or BRG Morehead NC, a wholly-owned subsidiary of the Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of ArchCo

Residential, or the West Morehead JV, to develop an approximately 286-unit Class A apartment community located in Charlotte, North Carolina to be known as West Morehead. The Company made a capital commitment of approximately $24.7 million to acquire 100% of the preferred equity interests in BR Morehead JV Member, LLC, or BR Morehead JV Member, of which $6.5 million had been funded as of December 29, 2016.

On December 29, 2016, (i) Fund II redeemed the preferred equity investment held by BRG Morehead NC in BR Morehead JV Member for $6.5 million, (ii) BRG Morehead NC obtained a 0.5% common interest in BR Morehead JV Member, and (iii) the Company, through BRG Morehead NC, provided a mezzanine loan in the amount of $21.3 million to BR Morehead JV Member, or the BRG West Morehead Mezz Loan. The BRG West Morehead Mezz Loan is secured by the BR Morehead JV Member’s approximate 95.0% interest in the West Morehead JV. The BRG West Morehead Mezz Loan matures on December 29, 2019, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG West Morehead Mezz Loan can be prepaid without penalty. The Company has the right to exercise an option to purchase, at the greater of a 25 basis point discount to fair market value or 15% internal rate of return for Fund II, up to a 100% common membership interest in BR Morehead JV Member (the mezzanine borrower), which is 99.5% owned by Fund II and which currently holds an approximate 95.0% interest in the West Morehead JV and in the West Morehead property, subject to certain promote rights of our unaffiliated development partner.

In conjunction with the West Morehead development, on December 29, 2016, the West Morehead property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $34.5 million construction loan with Bank of the Ozarks, or the West Morehead Construction Loan, of which $0.01 million is outstanding at December 31, 2016, and which is secured by the West Morehead property. The West Morehead Construction Loan matures on December 29, 2019, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The West Morehead Construction Loan bears interest on a floating basis on the amount drawn based on LIBOR plus 3.75%, subject to a minimum of 4.25%. Regular monthly payments are interest-only until September 2019, with further payments based on a twenty-five year amortization. The West Morehead Construction Loan can be prepaid without penalty.

In addition, on December 29, 2016, the West Morehead property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $7.3 million mezzanine financing with Nationwide Mutual Fire Insurance Company of which none is outstanding at December 31, 2016, which is secured by membership interest in the joint venture developing the West Morehead property. The loan matures on December 29, 2019, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio, extension of the West Morehead Construction Loan and payment of an extension fee. The loan bears interest at a fixed rate of 11.5%. Regular monthly payments are interest-only. The loan can be prepaid prior to maturity provided the lender receives a cumulative return of 30% of its loan amount including all principal and interest paid.

Whetstone Interests

On May 20, 2015, through BRG Whetstone Durham, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of TriBridge Residential, LLC, to acquire a 204-unit Class A apartment community located in Durham, North Carolina, to be known as Whetstone Apartments. The Company has made a capital commitment of $12.9 million to acquire 100% of the preferred equity interests in BRG Whetstone Durham, LLC, all of which has been funded as of December 31, 2016 (of which $0.7 million earns a 20% preferred return).

On October 6, 2016, the Company entered into an agreement that provided for an extended twelve-month period in which it had a right to convert into common ownership. If the Company does not elect to convert into common ownership at that point, its preferred return would then decrease to 6.5%.

KeyBank Land Loan

On March 15, 2016, the Company and several affiliated unconsolidated borrowers entered into an approximately $14.9 million secured credit facility with KeyBank as lender (the “Credit Facility”). The loan matures March 14, 2017 and contains a six-month extension option, subject to certain conditions, including a maximum principal balance outstanding of $6.5 million. The borrowings under the Credit Facility are at a rate equal to LIBOR plus 3.75% or the base rate plus 2.75%, at the Company’s option. Our Operating Partnership’s obligations with respect to the Credit Facility are guaranteed by us, pursuant to the terms of a limited recourse guaranty dated as of March 15, 2016. The outstanding Credit Facility balance at December 31, 2016, was $7.9 million. The loan balance at December 31, 2016, has been allocated as follows, Domain, approximately $1.9 million and Flagler, approximately $6.0 million; which amounts are reflected on the unconsolidated entities financial statements. The Company has provided notice to exercise the six-month extension option.

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

The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by BDO USA, LLP for the years ended December 31, 2016 and 2015, are set forth in the table below (amounts in thousands):

	2016	2015
Audit fees	$958	$859
Audit-related fees	—	—
Tax fees	149	131
All other fees	—	—
Total	$1,107	$990

For purposes of the preceding table professional fees are classified as follows:

•	Audit fees — These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by the independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.
•	Audit-related fees — These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.

•	Tax fees — These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.
•	All other fees — These are fees for any services not included in the above-described categories.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) List of Documents Filed.

1. Financial Statements

The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

(b) Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c) Financial Statement Schedules.

Our consolidated financial statements and supplementary data are included as a separate section in this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
Date: February 21, 2017	/s/ R. Ramin Kamfar R. Ramin Kamfar Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
Date: February 21, 2017	/s/ R. Ramin Kamfar R. Ramin Kamfar Chief Executive Officer and President (Principal Executive Officer)
Date: February 21, 2017	/s/ Christopher J. Vohs Christopher J. Vohs Chief Accounting Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date: February 21, 2017	/s/ Gary T. Kachadurian Gary T. Kachadurian Director
Date: February 21, 2017	/s/ Brian D. Bailey Brian D. Bailey Director
Date: February 21, 2017	/s/ I. Bobby Majumder I. Bobby Majumder Director
Date: February 21, 2017	/s/ Romano Tio Romano Tio Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bluerock Residential Growth REIT, Inc.
New York, New York

We have audited Bluerock Residential Growth REIT, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Bluerock Residential Growth REIT, Inc. and Subsidiaries’ management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Bluerock Residential Growth REIT, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Bluerock Residential Growth REIT, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
February 21, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bluerock Residential Growth REIT, Inc.
New York, New York

We have audited the accompanying consolidated balance sheets of Bluerock Residential Growth REIT, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bluerock Residential Growth REIT, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Bluerock Residential Growth REIT, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated February 21, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

New York, New York
February 21, 2017

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2016	December 31, 2015
ASSETS
Net Real Estate Investments
Land	$142,274	$65,057
Buildings and improvements	848,445	474,608
Furniture, fixtures and equipment	27,617	17,155
Construction in progress	10,878	—
Total Gross Real Estate Investments	1,029,214	556,820
Accumulated depreciation	(42,137)	(23,437)
Total Net Real Estate Investments	987,077	533,383
Cash and cash equivalents	82,047	68,960
Restricted cash	45,402	11,669
Notes and accrued interest receivable from related parties	21,267	—
Due from affiliates	948	861
Accounts receivable, prepaid and other assets	8,610	6,742
Preferred equity investments and investments in unconsolidated real estate joint ventures	91,132	75,223
In-place lease intangible assets, net	4,839	2,389
Total Assets	$1,241,322	$699,227
LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
Mortgages payable	$710,575	$380,102
Accounts payable	1,669	587
Other accrued liabilities	13,431	7,013
Due to affiliates	2,409	1,485
Distributions payable	7,328	3,163
Total Liabilities	735,412	392,350
8.250% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 10,875,000 and 2,875,000 shares authorized; and 5,721,460 and 2,875,000 issued and outstanding as of December 31, 2016 and 2015, respectively	138,316	69,165
Series B Redeemable Preferred Stock, liquidation preference $1,000 per share, 150,000 and 150,000 shares authorized, 21,482 and none issued and outstanding as of December 31, 2016 and 2015, respectively	18,938	—
7.625% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 4,000,000 and no shares authorized; and 2,323,750 and none issued and outstanding as of December 31, 2016 and 2015, respectively	56,095	—
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 230,975,000 and 246,975,000 shares authorized; none issued and outstanding as of December 31, 2016 and December 31, 2015	—	—
7.125% Series D Cumulative Preferred Stock, liquidation preference $25.00 per share, 4,000,000 and no shares authorized; 2,850,602 and none issued and outstanding, as of December 31, 2016 and 2015, respectively	68,760	—
Common stock – Class A, $0.01 par value, 747,586,185 shares authorized; 19,567,506 and 19,202,112 shares issued and outstanding as of December 31, 2016 and 2015, respectively	196	192
Common stock – Class B-3, $0.01 par value, 804,605 shares authorized; none and 353,629 shares issued and outstanding as of December 31, 2016 and 2015, respectively	—	4
Additional paid-in-capital	257,403	248,484
Distributions in excess of cumulative earnings	(84,631)	(41,496)
Total Stockholders’ Equity	241,728	207,184
Noncontrolling Interests
Operating partnership units	2,216	2,908
Partially owned properties	48,617	27,620
Total Noncontrolling Interests	50,833	30,528
Total Equity	292,561	237,712
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$1,241,322	$699,227

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2016	2015	2014
Revenues
Net rental income	$73,366	$42,259	$29,198
Other property revenues	3,668	1,996	1,165
Interest income from related parties	17	—	—
Total revenues	77,051	44,255	30,363
Expenses
Property operating	29,870	17,851	13,213
General and administrative	5,863	4,108	2,694
Management fees	6,510	4,185	1,004
Acquisition costs	4,590	3,508	4,378
Management internalization	63	—	—
Depreciation and amortization	31,187	16,226	12,639
Total expenses	78,083	45,878	33,928
Operating loss	(1,032)	(1,623)	(3,565)
Other (Expense) Income
Other income	26	62	185
Preferred returns and equity in income of unconsolidated real estate joint ventures	11,632	6,590	1,066
Equity in gain on sale of unconsolidated real estate joint venture interests	—	11,303	4,067
Gain on sale of real estate investments	4,947	2,677	—
Gain on revaluation of equity of business combination	3,761	—	—
Loss on early extinguishment of debt	(2,393)	—	—
Interest expense, net	(19,915)	(11,366)	(8,427)
Total other (expense) income	(1,942)	9,266	(3,109)
Net (loss) income from continuing operations	(2,974)	7,643	(6,674)
Discontinued operations
Loss on operations of rental property	—	—	(10)
Loss on early extinguishment of debt	—	—	(880)
Gain on sale of assets from discontinued operations	—	—	1,006
Income from discontinued operations	—	—	116
Net (loss) income	(2,974)	7,643	(6,558)
Preferred stock dividends	(13,763)	(1,153)	—
Preferred stock accretion	(893)	—	—
Net (loss) income attributable to noncontrolling interests
Operating partnership units	(276)	35	(238)
Partially-owned properties	1,631	5,820	(1,148)
Net income (loss) attributable to noncontrolling interests	1,355	5,855	(1,386)
Net (loss) income attributable to common stockholders	$(18,985)	$635	$(5,172)
Basic Earnings Per Share
Continuing operations	$(0.91)	$0.04	$(0.98)
Discontinued operations	—	—	0.02
	$(0.91)	$0.04	$(0.96)
Diluted Earnings Per Share
Continuing operations	$(0.91)	$0.04	$(0.98)
Discontinued operations	—	—	0.02
	$(0.91)	$0.04	$(0.96)
Weighted Average Number of Common Shares Outstanding – Basic:	20,805,852	17,404,348	5,381,787
Weighted Average Number of Common Shares Outstanding – Diluted:	20,805,852	17,417,198	5,381,787

(1)	Share and per share amounts have been restated to reflect the effects of two reverse stock splits of the Company’s Class B common stock, which occurred during the first quarter of 2014. See Note 1, “Organization and Nature of Business” and Note 11, “Stockholders' Equity” for further discussion.

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Convertible Stock		Common Stock		Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Class B-3 Common Stock		Series D Preferred Stock		Additional Paid-in Capital	Cumulative Distributions	Net Income (Loss) to Common Stockholders	Non- controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value
Balance, January 1, 2014	1,000	$—	2,413,811	$24	—	$—	—	$—	—	$—	—	$—	—	$—	$21,747	$(3,659)	$(6,111)	$34,082	$46,083
Reverse stock split effect	—	—	(2,413,811)	(24)	—	—	353,630	4	353,630	4	353,629	4	—	—	12	—	—	—	—
Issuance of Class A common stock, net	—	—	—	—	7,531,188	75	—	—	—	—	—	—	—	—	91,980	—	—	—	92,055
Vesting of restricted stock compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	48	—	—	—	48
Issuance of Operating Partnership (“OP”) units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	666	—	—	3,434	4,100
Issuance of Long-Term Incentive Plan (“LTIP”) units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,117	—	—	—	2,117
Issuance of LTIP units for compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	964	—	—	—	964
Issuance of convertible stock, net	(1,000)	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Contributions, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,066	5,066
Distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(6,271)	—	(246)	(6,517)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,774)	(5,774)
Changes in additional-paid in capital due to acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,023)	—	—	—	(4,023)
Deconsolidation of Grove at Waterford and 23Hundred@Berry Hill	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(7,814)	(7,814)
Noncontrolling interest upon acquisition	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	6,264	6,264
Net loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,172)	(1,386)	(6,558)

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (continued)
(In thousands, except share and per share amounts)

	Convertible Stock		Common Stock		Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Class B-3 Common Stock		Series D		Additional Paid-in Capital	Cumulative Distributions	Net Income (Loss) to Common Stockholders	Non- controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value
Balance, December 31, 2014	—	—	—	—	7,531,188	75	353,630	4	353,630	4	353,629	4	—	—	113,511	(9,930)	(11,283)	33,626	126,011
Issuance of Class A common stock, net	—	—	—	—	10,948,664	109	—	—	—	—	—	—	—	—	131,212	—	—	—	131,321
Conversion of Class B-1 shares into Class A	—	—	—	—	353,630	4	(353,630)	(4)	—	—	—	—	—	—	—	—	—	—	—
Conversion of Class B-2 shares into Class A	—	—	—	—	353,630	4	—	—	(353,630)	(4)	—	—	—	—	—	—	—	—	—
Vesting of restricted stock compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	126	—	—	—	126
Issuance of LTIP units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,859	—	—	—	3,859
Issuance of LTIP units for compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,879	—	—	—	1,879
Contributions, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,321	3,321
Disposition of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,839)	(9,839)
Distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,918)	—	(330)	(21,248)
Series A preferred distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,153)	—	—	(1,153)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,105)	(2,105)
Changes in additional-paid in capital due to acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,103)	—	—	—	(2,103)
Issuance of restricted stock	—	—	—	—	15,000	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,788	5,855	7,643

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (continued)
(In thousands, except share and per share amounts)

	Convertible Stock		Common Stock		Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Class B-3 Common Stock		Series D		Additional Paid-in Capital	Cumulative Distributions	Net Income (Loss) to Common Stockholders	Non- controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value
Balance, December 31, 2015	—	$—	—	$—	19,202,112	$192	—	$—	—	$—	353,629	$4	—	—	$248,484	$(32,001)	$(9,495)	$30,528	$237,712
Issuance of Class A common stock, net	—	—	—	—	4,265	—	—	—	—	—	—	—	—	—	51	—	—	—	51
Conversion of Class B-3 shares into Class A	—	—	—	—	353,629	4	—	—	—	—	(353,629)	(4)	—	—	—	—	—	—	—
Vesting of restricted stock compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	133	—	—	—	133
Issuance of stock for director compensation	—	—	—	—	7,500	—	—	—	—	—	—	—	—	—	77	—	—	—	77
Issuance of LTIP units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	5,770	—	—	—	5,770
Issuance of LTIP units for compensation	—	—	—	—	—	—	—	—	—	—	—	—	—	—	2,821	—	—	—	2,821
Series B warrants	—	—	—	—	—	—	—	—	—	—	—	—	—	—	275	—	—	—	275
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	25,009	25,009
Distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,150)	—	(352)	(24,502)
Series A preferred distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,333)	—	—	(10,333)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(627)	—	—	(627)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(321)	—	—	(321)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(149)	—	—	(149)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,009)	—	—	(2,009)

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (continued)
(In thousands, except share and per share amounts)

	Convertible Stock		Common Stock		Class A Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Class B-3 Common Stock		Series D		Additional Paid-in Capital	Cumulative Distributions	Net Income (Loss) to Common Stockholders	Non- controlling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value
Series C Preferred Stock accretion	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(117)	—	—	(117)
Issuance of Series D Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	2,850,602	68,760	—	—	—	—	68,760
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	_	_	—	(1,100)	—	—	(1,100)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,626)	(3,626)
Redemption of Operating Partnership units	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(37)	—	—	(64)	(101)
Noncontrolling interest related to sale of Springhouse at Newport News	—	—	—	—	—	—	—	—	—	—	—	—	—	—	20	—	—	(2,017)	(1,997)
Noncontrolling interest related to sale of EOS	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(191)	—	—	—	(191)
Net (loss) income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,329)	1,355	(2,974)
Balance, December 31, 2016	—	$—	—	$—	19,567,506	$196	—	$—	—	$—	—	$—	2,850,602	68,760	$257,403	$(70,807)	$(13,824)	$50,833	$292,561

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31,

	2016	2015	2014
Cash Flows from Operating Activities
Net (loss) income	$(2,974)	$7,643	$(6,558)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	32,435	16,747	13,231
Amortization of fair value adjustments	(362)	(295)	(282)
Preferred returns and equity in income of unconsolidated joint ventures	(11,632)	(6,590)	(1,066)
Equity in gain on sale of real estate assets of unconsolidated joint ventures	—	(11,303)	(4,067)
Gain on sale of joint venture interests	—	—	(1,006)
Gain on sale of real estate assets	(4,947)	(2,677)	—
Gain on revaluation of equity of business combination	(3,761)	—	—
Loss on early extinguishment of debt	(1,104)	—	—
Distributions of income and preferred returns from preferred equity investments and unconsolidated real estate joint ventures	11,405	9,027	720
Share-based compensation attributable to directors’ stock compensation plan	210	126	48
Share-based compensation to Former Advisor – LTIP Units	—	—	2,117
Share-based compensation to Manager – LTIP Units	8,591	5,738	964
Changes in operating assets and liabilities:
Due to affiliates	950	737	(291)
Accounts receivable, prepaid expenses and other assets	(1,867)	(5,647)	27
Accounts payable and other accrued liabilities	7,500	3,202	1,308
Net Cash Provided by Operating Activities	34,444	16,708	5,145
Cash Flows from Investing Activities
Acquisition of real estate investments	(472,791)	(241,415)	(59,329)
Capital expenditures	(6,413)	(3,670)	(7,967)
Investment in notes receivable from related parties	(14,717)	—	—
Proceeds from sale of joint venture interests	—	—	4,985
Proceeds from sale of unconsolidated real estate joint venture interests	—	15,590	10,830
Proceeds from sale of real estate assets	36,675	17,862	—
Purchase of interests from noncontrolling interests	(15,581)	(11,942)	(15,447)
Investment in unconsolidated real estate joint venture interests	(26,864)	(65,093)	(10,135)
Deconsolidation of Grove at Waterford and 23Hundred@Berry Hill	—	—	(1,687)
Increase in restricted cash	(13,212)	(42)	(10,335)
Net Cash Used In Investing Activities	(512,903)	(288,710)	(89,085)

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
Year Ended December 31,

	2016	2015	2014
Cash Flows from Financing Activities
Distributions to common stockholders	(24,437)	(20,127)	(5,771)
Distributions to noncontrolling interests	(3,626)	(2,105)	(5,774)
Distributions to preferred stockholders	(9,664)	—	—
Contributions from noncontrolling interests	25,009	3,321	5,066
Borrowings on mortgages payable	365,406	151,058	45,335
Repayments on mortgages payable	(68,746)	(12,911)	(468)
Fair value adjustment for debt assumed in acquisition	—	—	(1,547)
Repayments under line of credit	—	—	(7,571)
Payments of deferred financing fees	(4,672)	(1,819)	(2,119)
Net proceeds from issuance of common stock	51	131,321	76,864
Net proceeds from issuance of 8.250% Series A Cumulative Redeemable Preferred Stock	68,524	69,165	—
Net proceeds from issuance of Series B Redeemable Preferred Stock	18,789	—	—
Net proceeds from issuance of Warrants underlying the Series B Redeemable Preferred Stock	275	—	—
Net proceeds from issuance of 7.625% Series C Cumulative Redeemable Preferred Stock	55,978	—	—
Net proceeds from issuance of 7.125% Series D Cumulative Redeemable Preferred Stock	68,760	—	—
Payments to redeem Operating Partnership Units	(101)	—	—
Net Cash Provided by Financing Activities	491,546	317,903	104,015
Net Increase in Cash and Cash Equivalents	13,087	45,901	20,075
Cash and Cash Equivalents, beginning of period	68,960	23,059	2,984
Cash and Cash Equivalents, end of period	$82,047	$68,960	$23,059
Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$18,095	$10,909	$7,769
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Distributions payable – declared and unpaid	$7,328	$3,163	$889
Mortgages assumed upon property acquisitions	$39,054	$32,942	$116,800
Proceeds of sale of property held in restricted cash	$20,521	$—	$—
Class A common stock issued upon property acquisitions	$—	$—	$15,188
OP Units issued for property acquisitions	$—	$—	$4,100
Reduction of assets from deconsolidation	$—	$—	$63,109
Reduction of mortgages payable from deconsolidation	$—	$—	$43,453
Reduction of noncontrolling interests from deconsolidation	$—	$—	$7,814

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Organization and Nature of Business

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

As of December 31, 2016, the Company’s portfolio consisted of interests in thirty-one properties (twenty-one operating properties and ten development properties). The Company’s thirty-one properties contain an aggregate of 9,570 units, comprised of 6,972 operating units and 2,598 units under development. As of December 31, 2016, the stabilized properties, exclusive of our development properties, were approximately 94% occupied.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or its wholly-owned subsidiaries, owns substantially all of the property interests acquired on the Company’s behalf. As of December 31, 2016, limited partners other than the Company owned approximately 8.86% of the Operating Partnership (1.39% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 7.47% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”)). Bluerock Real Estate, L.L.C., a Delaware limited liability company, is referred to as Bluerock (“Bluerock”), and the Company’s external manager, BRG Manager, LLC, a Delaware limited liability company, is referred to as its Manager (“Manager”). Both Bluerock and the Manager are related parties with respect to the Company, but are not within the Company’s control and are not consolidated in the Company’s financial statements.

Because the Company is the sole general partner of its Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in its consolidated financial statements. Effective January 1, 2016, the Company adopted ASU No. 2015-02, “Consolidation-Amendments to the Consolidation Analysis,” which modified the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”), particularly those with fee arrangements and related party relationships. The Company reviewed all of its entities in accordance with ASU 2015-02 and concluded that certain of its legal entities, including the Operating Partnership, which has always been consolidated, are now VIE’s. There were no entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption. As a result of the classification of the Operating Partnership as a VIE, substantially all of the Company’s assets and liabilities are assets and liabilities of a VIE. Accordingly, the adoption of ASU 2015-02 had no other impact on the Company’s consolidated financial statements.

The Company consolidates entities in which it owns more than 50% of the voting equity and in which control does not rest with other investors. Investments in real estate joint ventures over which the Company has the ability to exercise significant influence, but for which it does not have financial or operating control, are accounted for using the equity method of accounting. These entities are reflected on the Company’s

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies  – (continued)

consolidated financial statements as “Preferred equity investments and investments in unconsolidated real estate joint ventures.” All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The Company will consider future joint ventures for consolidation in accordance with the provisions required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810: Consolidation.

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

Fair Value Measurements

Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The GAAP fair value framework uses a three-tiered approach. Fair value measurements are classified and disclosed in one of the following three categories:

•	Level 1 — Unadjusted quoted prices in active markets that are accessible at the measurement date for identical assets or liabilities;
•	Level 2 — Quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-derived valuations in which significant inputs and significant value drivers are observable in active markets; and
•	Level 3 — Prices or valuation techniques where little or no market data is available that requires inputs that are significant to the fair value measurement and unobservable.

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

Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The Company first analyzes its investments in joint ventures to determine if the joint venture is a variable interest entity (“VIE”) in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change in value with changes in the fair value of the VIE’s net assets. The Company continuously re-assesses at each level of the joint venture whether the entity is (i) a VIE, and (ii) if the Company is the primary beneficiary of the VIE. If it was determined an entity in which the Company holds a joint venture interest qualified as a VIE and the Company was the primary beneficiary, the entity would be consolidated.

If, after consideration of the VIE accounting literature, the Company has determined that an entity is not a VIE, the Company assesses the need for consolidation under all other provisions of ASC 810. These

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies  – (continued)

provisions provide for consolidation of majority-owned entities through a majority voting interest held by the Company providing control, or through determination of control by virtue of the Company being the general partner in a limited partnership or the controlling member of a limited liability company.

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

Notes and Accrued Interest Receivable from Related Parties

The Company recognizes interest income on mortgage loans on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected. The Company evaluates the collectibility of both interest and principal on each of its loans to determine whether the loans are impaired. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral (if the loan is collateralized) less costs to sell. As of December 31, 2016, there was no significant uncertainty of collection; therefore, interest income was recognized. As of December 31, 2016, the Company determined that no allowance for collectibility of the mortgage loans receivable was necessary.

Real Estate Assets

Development, Improvements, Depreciation and Amortization

Costs incurred to develop and improve properties are capitalized. The Company capitalizes direct and indirect costs that are clearly related to the development, construction, or improvement of Properties, including internal costs such as interest, taxes, and qualifying payroll related expenditures. Cost capitalization begins once the development or construction activity commences and ceases when the asset is ready for its intended use. Repair and maintenance and tenant turnover costs are charged to expense as incurred. Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate asset. Depreciation and amortization expense is computed on the straight-line method over the asset’s estimated useful life. The Company considers the period of future benefit of an asset to determine its appropriate useful life and anticipates the estimated useful lives of assets by class to be generally as follows:

Buildings	30 – 40 years
Building improvements	5 – 15 years
Land improvements	5 – 15 years
Furniture, fixtures and equipment	3 – 7 years
In-place leases	6 months

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies  – (continued)

Real Estate Purchase Price Allocations

The Company records the acquisition of income-producing real estate or real estate that meets the definition of a business and will be used for the production of income as a business combination. All assets acquired and liabilities assumed in a business combination are measured at their acquisition date fair values. Acquisition costs are expensed as incurred.

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

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods prevailing interest rates and the number of years the property will be held for investment. The use of inappropriate assumptions could result in an incorrect valuation of acquired tangible assets, identifiable intangible assets and assumed liabilities, which could impact the amount of the Company’s net income (loss). Differences in the amount attributed to the fair value estimate of the various assets acquired can be significant based upon the assumptions made in calculating these estimates.

Impairment of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. No impairment charges were recorded in 2016, 2015 or 2014.

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

Rents and Other Receivables

The Company will periodically evaluate the collectability of amounts due from tenants and maintain an allowance for doubtful accounts for estimated losses resulting from the inability of tenants to make required

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies  – (continued)

payments under lease agreements. The Company exercises judgment in establishing these allowances and considers payment history and current credit status of tenants in developing these estimates.

Deferred Financing Fees

Deferred financing fees represent commitment fees, legal fees and other third party costs associated with obtaining financing. Deferred financing fees paid by the Company on behalf of its consolidated joint ventures are capitalized, reflected as a reduction of mortgages payable, and amortized to interest expense over the terms of the financing agreement using the straight-line method, which approximates the effective interest method.

Deferred financing fees paid by the Company on behalf of its unconsolidated joint ventures are recorded within investments in unconsolidated real estate joint ventures on the consolidated balance sheets and are amortized to equity in income (loss) of unconsolidated real estate joint ventures.

Noncontrolling Interests

Noncontrolling interests are comprised of the Company’s joint venture partners’ interests in consolidated joint ventures, as well as interests held by OP Unit holders. The Company reports its joint venture partners’ interest in its consolidated real estate joint ventures and other subsidiary interests held by third parties as noncontrolling interests. The Company records these noncontrolling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments’ net income or loss and equity contributions and distributions. These noncontrolling interests are not redeemable by the equity holders and are presented as part of permanent equity. Income and losses are allocated to the noncontrolling interest holder pursuant to each joint venture’s operating agreement.

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

Distribution Policy

The Company expects to authorize and declare regular cash distributions to its stockholders in order to maintain its REIT status. Distributions to stockholders will be determined by the Company’s Board of Directors and will be dependent upon a number of factors, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain the Company’s status as a REIT, and other considerations as the Board of Directors may deem relevant. Distributions are recorded as a reduction of stockholders’ equity in the period in which they are declared.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies  – (continued)

Related Party Transactions

Prior to the IPO, the Company was externally advised by its former advisor, Bluerock Multifamily Advisor, LLC (the “Former Advisor”), an affiliate of Bluerock. Under the initial advisory agreement, the Company was obligated to pay the Former Advisor specified fees upon the provision of certain services related to, the investment of funds in real estate investments, management of the Company’s investments and for other services (including, but not limited to, the disposition of investments). The Company was also obligated to reimburse the Former Advisor for organization and offering costs incurred by the Former Advisor on the Company’s behalf, and was obligated to reimburse the Former Advisor for acquisition expenses and certain operating expenses incurred on its behalf or incurred in connection with providing services to the Company. The Company recorded all related party fees as incurred, subject to any limitations described in the advisory agreement. This advisory agreement was terminated on April 2, 2014 in connection with the Company’s IPO. On April 2, 2014, upon the completion of the IPO, the Company entered into a Management Agreement with the Manager, an affiliate of Bluerock, to be the Company’s external manager. Under the Management Agreement the Company pays the Manager a base management fee and incentive fee. The Company records all related party fees as incurred.

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Series B Preferred Stock, the Company engaged a related party, as dealer manager, up to 7% and 3% of the gross offering proceeds from the offering as selling commissions and dealer manager fees, respectively. The dealer manager may re-allow the selling commissions and dealer manager fees to participating broker-dealers, and is expected to incur costs in excess of the 10%, which costs will be borne by the dealer manager. Offering costs related to each closing are reclassified as a reduction of proceeds raised on the date of issue.

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

For the year ended December 31, 2016, 100% of the distributions received by the common stockholders were classified as return of capital for income tax purposes and none were ordinary income. In addition, for the year ended December 31, 2016, 91.05% of the distributions received by the preferred stockholders were classified as return of capital for income tax purposes and 8.95% were ordinary income. For the year ended December 31, 2015, 99.46% of the distributions received by the common stockholders were classified as return of capital for income tax purposes and 0.54% were ordinary income. For the year ended December 31, 2014, 8.2% of the distributions received by the common stockholders were classified as unrecaptured section 1250 capital gains and 91.8% were classified as return of capital for tax purposes.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies  – (continued)

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It requires a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, in an income tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management has considered all positions taken on the 2010 through 2015 tax returns (where applicable), and those positions expected to be taken on the 2016 tax returns, and concluded that tax positions taken will more likely than not be sustained at the full amount upon examination. Accordingly, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2016. If any income tax exposure was identified, the Company would recognize an estimated liability for income tax items that meet the criteria for accrual. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. If any interest and penalties related to income tax assessments arose, the Company would record them as income tax expense. As of December 31, 2016, tax returns for the calendar years 2010 and subsequent remain subject to examination by the Internal Revenue Service and various state tax jurisdictions.

Reportable Segment

The Company’s current business consists of investing in and operating multifamily communities. Substantially all of its consolidated net income (loss) is from investments in real estate properties that the Company owns through co-investment ventures which it either consolidates or accounts for under the equity method of accounting. The Company evaluates operating performance on an individual property level and based on the properties’ similar economic characteristics, the Company’s properties are aggregated into one reportable segment.

New Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, “Business Combinations; Clarifying the Definition of a Business” (“ASU 2017-01). ASU 2017-01 modifies the requirements to meet the definition of a business under Topic 805, “Business Combinations.” The amendments provide a screen to determine when a set of identifiable assets and liabilities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The impact is expected to result in fewer transactions being accounted for as business combinations. The Company believes that this amendment will result in most if its real estate acquisitions to be accounted for as asset acquisitions rather than business combinations. ASU 2017-01 is effective for the Company for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The Company adopted this standard effective January 1, 2017. The impact to the Consolidated Financial Statements and related notes as a result of the adoption of this standard is primarily related to the difference in the accounting of acquisition costs. When accounting for these costs as a part of an asset acquisition, the Company will be permitted to capitalize the costs.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows; Restricted Cash” (“ASU 2016-18”). This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company does not expect the adoption of this to have a material impact on the Company’s Consolidated Financial Statements and related notes. ASU 2016-18 is effective for the Company for annual and interim periods beginning after December 15, 2017 with early adoption permitted.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies  – (continued)

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The ASU provides guidance on the treatment of cash receipts and cash payments for certain types of cash transactions, to eliminate diversity in practice in the presentation of the cash flow statement. For public business entities, the amendments in ASU 2016-15 are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier application is permitted. The Company is still in the process of determining the impact that the implementation of ASU 2016-15 will have on the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Simplifying the Transition to the Equity Method of Accounting” (“ASU 2016-07”), which eliminates the requirement to retroactively adjust an investment, results of operations, and retained earnings when the investment qualifies for the use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The new standard is effective for annual reporting periods beginning after December 15, 2016 and early adoption is permitted. The Company is still in the process of determining the impact that the implementation of ASU 2016-07 will have on the Company’s financial statements.

In June 2016, the FASB updated Accounting Standards Codification (“ASC”) Topic 326 “Financial Instruments — Credit Losses” with 2016-13 “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-03”). ASU 2016-13 enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. ASU 2016-13 is effective for annual periods (including interim periods within those periods) beginning after December 15, 2019. The Company is currently evaluating the guidance and has not determined the impact this standard may have on the Company’s financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company expects that, because of the ASU 2016-02’s emphasis on lessee accounting, ASU 2016-02 will not have a material impact on the Company’s accounting for leases. Consistent with present standards, the Company will continue to account for lease revenue on a straight-line basis. Also consistent with the Company’s current practice, under ASU 2016-02 only initial direct costs that are incremental to the lessor will be capitalized.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). The amendments in ASU 2015-03 require that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of that liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in ASU 2015-03. The amendments in ASU 2015-03 become effective for public business entities in the first annual period beginning after December 15, 2015, and interim periods within those fiscal years, with early application permitted. The adoption had the effect of reducing total assets and total liabilities on the Company’s Consolidated Balance Sheet at December 31, 2015, by the amount of unamortized loan costs of $3.5 million.

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements — Going Concern” (“ASU 2014-15”), which requires an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies  – (continued)

going concern within one year after the date that the financial statements are issued. ASU 2014-15 is effective for periods ending after December 15, 2016. ASU 2014-15 did not have a material impact on the Company’s financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB voted to approve the deferral of the effective date of ASU 2014-09 by one year. Therefore, ASU 2014-09 will become effective for the Company in the first quarter of the fiscal year ending December 31, 2018. Early adoption is permitted, but not earlier than the first quarter of the fiscal year ending December 31, 2017. The ASU allows for either full retrospective or modified retrospective adoption. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers” (Topic 606): Identifying Performance Obligations and Licensing, which adds guidance on identifying performance obligations within a contract. The Company has not selected a transition method. The Company’s revenue-producing contracts are primarily leases that are not within the scope of this standard. As a result, the Company does not expect the adoption of this standard to have a material impact the Company’s rental income. The Company is continuing to evaluate the impact on other revenue sources.

Note 3 — Real Estate Assets Held for Sale, Discontinued Operations and Sale of Joint Venture Equity Interests

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

Property Classified as Discontinued Operations

The following is a summary of the results of operations of the Creekside property classified as discontinued operations for the year ended December 31, 2014 (amounts in thousands):

For the year ended December 31, 2014
Total revenues	$508
Expenses
Property operating expenses	(177)
Depreciation and amortization	(184)
Management fees	(8)
Interest expense, net	(149)
Loss on operations of rental property	$(10)
Gain on sale of joint venture interest	1,006
Loss on early extinguishment of debt	(880)
Income from discontinued operations	$116

Sale of Joint Venture Equity Interests

On December 10, 2014, the Company through BEMT Augusta, LLC, sold its 25.0% interest in the Estates at Perimeter/Augusta, Bluerock Special Opportunity + Income Fund II, LLC (“Fund II”) sold its

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Real Estate Assets Held for Sale, Discontinued Operations and Sale of Joint Venture Equity Interests  – (continued)

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

As a result of the restructuring in December 2014, the Company no longer controlled Berry Hill through its voting rights. Accordingly, the Company’s investment in Berry Hill was deconsolidated and subsequently accounted for under the equity method.

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

On December 3, 2014, the Company, through BR Waterford Crossing JV, LLC, a Delaware limited liability company and a wholly-owned subsidiary of the Operating Partnership (“BRG Grove”), and Bell HNW Waterford, LLC, a Delaware limited liability company and an unaffiliated third party (“BRG Co-Owner”), owned a 252-unit apartment community located in Hendersonville, Tennessee named the Grove at Waterford, as tenants-in-common. BRG Grove owned a 60.0% tenant-in-common interest in the Grove at Waterford property. On December 18, 2014, BRG Grove sold its 60.0% tenant-in-common interest in the Grove at Waterford property, and BRG Co-Owner its 40.0% tenant-in-common interest, to an unaffiliated third party, for an aggregate of $37.7 million, subject to a loan prepayment penalty and certain prorations and adjustments typical in such real estate transactions. After deduction for payment of the existing mortgage

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Real Estate Assets Held for Sale, Discontinued Operations and Sale of Joint Venture Equity Interests  – (continued)

indebtedness and loan prepayment penalty, closing costs and fees, the sale of the Company’s interest in the Grove at Waterford generated net proceeds to the Company of approximately $9.0 million and a gain on sale of $3.5 million.

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

Sale of Springhouse at Newport News

On August 10, 2016, the Company closed on the sale of the Springhouse at Newport News property, located in Newport News, Virginia, and the buyout of its 25% joint venture partner in conjunction with the sale. The property was sold for approximately $38.0 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the defeasance of the existing mortgage indebtedness encumbering the Springhouse at Newport News property in the amount of $25.4 million and payment of closing costs and fees of $0.5 million the sale of the property generated net proceeds for the Company of approximately $9.0 million and a gain on sale of approximately $4.9 million.

Note 4 — Investments in Real Estate

As of December 31, 2016, the Company was invested in twenty-one operating real estate properties and ten development properties generally through joint venture partnerships. The following tables provide summary information regarding the Company’s operating and development investments, which are either consolidated or presented on the equity method of accounting.

Operating Properties

Multifamily Community, Name, Location	Number of Units	Year Built/Renovated(1)	Ownership Interest
ARIUM at Palmer Ranch, Sarasota, FL	320	2016	95.0%
ARIUM Grandewood, Orlando, FL	306	2005	95.0%
ARIUM Gulfshore, Naples, FL	368	2016	95.0%
ARIUM Palms, Orlando, FL	252	2008	95.0%
ARIUM Pine Lakes, Port St. Lucie, FL	320	2003	85.0%
ARIUM Westside, Atlanta, GA	336	2008	90.0%
Ashton Reserve, Charlotte, NC	473	2015	100.0%
Enders at Baldwin Park, Orlando, FL	220	2003	89.5%
Fox Hill, Austin, TX	288	2010	94.6%
Lansbrook Village, Palm Harbor, FL	619	2004	90.0%
Legacy at Southpark, Austin, TX	250	2016	90.0%

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investments in Real Estate  – (continued)

Multifamily Community, Name, Location	Number of Units	Year Built/Renovated(1)	Ownership Interest
MDA Apartments, Chicago, IL	190	2006	35.3%
Nevadan, Atlanta, GA	480	1990	90.0%
Park & Kingston, Charlotte, NC	168	2015	96.0%
Roswell City Walk, Roswell, GA	320	2015	98.0%
Sorrel, Frisco, TX	352	2015	95.0%
Sovereign, Fort Worth, TX	322	2015	95.0%
The Preserve at Henderson Beach, Destin, FL	340	2009	100.0%
The Brodie, formerly referred to as Deerfield, Austin, TX	324	2001	92.5%
Village Green of Ann Arbor, Ann Arbor, MI	520	2013	48.6%
Whetstone, Durham, NC	204	2015	(2)
Total	6,972

(1)	Represents date of last significant renovation or year built if there were no renovations.
(2)	Whetstone is currently a preferred equity investment providing a stated investment return.

Development Properties

Multifamily Community Name/Location	Number of Units	Anticipated Initial Occupancy	Anticipated Construction Completion
Alexan CityCentre, Houston, TX	340	2Q 2017	4Q 2017
Alexan Southside Place, Houston, TX	270	4Q 2017	2Q 2018
APOK Townhomes, Boca Raton, FL	90	1Q 2018	3Q 2018
Crescent Perimeter, Atlanta, GA	320	3Q 2018	1Q 2019
Domain, Garland, TX	299	3Q 2018	1Q 2019
Flagler Village, Ft. Lauderdale, FL	384	3Q 2019	3Q 2020
Helios, formerly known as Cheshire Bridge, Atlanta, GA	285	2Q 2017	4Q 2017
Lake Boone Trail, Raleigh, NC	245	1Q 2018	3Q 2018
Vickers Village, Roswell, GA	79	1Q 2018	3Q 2018
West Morehead, Charlotte, NC	286	4Q 2018	2Q 2019
Total	2,598

Note 5 — Acquisition of Real Estate

The following describes the Company’s significant acquisition activity during the years ended December 31, 2016 and 2015:

Acquisition of Additional Interest in Lansbrook Village

In December 2015, the Company invested an additional $3.7 million, plus customary prorations, in equity in Lansbrook Village, increasing the Company’s indirect ownership interest in the property from 76.8% to approximately 90.00%. The additional interests were purchased from Fund II and Fund III, affiliates of our Manager, based on an appraisal value, plus customary prorations.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Acquisition of Real Estate  – (continued)

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

In May 2016, in conjunction with combining the operations of Park & Kingston Phase I and Phase II into one ownership entity and entering into a financing transaction for the Phase II units, Fund III purchased 4% of the interest of the Phase II units for $0.1 milllion, in order for the ownership interest of the two parties to be consistent with the Phase I ownership.

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

Acquisition of ARIUM Palms at World Gateway

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Acquisition of Real Estate  – (continued)

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

Acquisition of ARIUM Gulfshore, formerly Summer Wind, and ARIUM Palmer Ranch, formerly Citation Club Apartments

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

Acquisition of The Preserve at Henderson Beach

On March 15, 2016, the Company, through subsidiaries of its Operating Partnership, completed an investment of approximately $17.2 million to acquire a 100% fee interest in a 340-unit apartment community located in Destin, Florida, known as Alexan Henderson Beach to be rebranded as The Preserve at Henderson Beach (“Henderson Beach”) for approximately $53.7 million. The purchase price for Henderson Beach included the assumption of a $37.5 million loan secured by Henderson Beach.

Acquisition of ARIUM Westside

On July 14, 2016, the Company, through subsidiaries of its Operating Partnership, completed an investment of approximately $22.2 million to acquire a leasehold interest in a 336-unit, Class A, mixed-use apartment community located in Atlanta, Georgia, known as Tenside Apartment Homes, to be rebranded as ARIUM Westside (“Westside”). The Company’s indirect ownership interest in the joint venture that owns Westside is 90%. The purchase price for Westside of approximately $74.5 million was funded, in part, with a $52.2 million senior mortgage loan secured by the Westside leasehold interest (the “Westside Loan”). The Company provided certain standard scope non-recourse carveout guarantees in conjunction with the Westside Loan.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Acquisition of Real Estate  – (continued)

Acquisition of ARIUM Pine Lakes, formerly known as Apex Prima Vista Apartments

On October 31, 2016, the Company, through joint venture subsidiaries of its Operating Partnership, completed an investment of approximately $11.3 million along with an affiliate of Carroll Organization, to acquire a 320-unit, garden-style apartment community located in Port St. Lucie, Florida known as Apex Prima Vista Apartments which the Company has rebranded as ARIUM Pine Lakes. The Company’s indirect ownership in the joint venture that owns Apex Prima Vista Apartments is 85%. Apex Prima Vista Apartments’ purchase price of approximately $38.3 million was funded, in part, with senior mortgage loan secured by the Apex Prima Vista Apartments property and improvements (the “Apex Loan”) of approximately $27.0 million. The Company provided certain standard scope non-recourse carveout guarantees in conjunction with the Apex Loan.

Acquisition of The Brodie, formerly known as Deerfield Apartments

On November 10, 2016, the Company, through joint venture subsidiaries of its Operating Partnership, completed an investment of approximately $15.3 million along with an affiliate of F & B Capital, to acquire a 324-unit, garden-style apartment community located in Austin, Texas known as Deerfield Apartments which the Company has rebranded as The Brodie. The Company’s indirect ownership in the joint venture that owns The Brodie is 92.5%. The Brodie’s purchase price of approximately $48.9 million was funded, in part, with senior mortgage loan secured by The Brodie’s property and improvements (the “Brodie Loan”) of approximately $34.8 million.

Acquisition of Roswell City Walk

On December 1, 2016, the Company, through joint venture subsidiaries of its Operating Partnership, completed an investment of approximately $25.5 million along with an affiliate of Carroll Organization, to acquire a 320-unit apartment community located in Roswell, Georgia known as Roswell City Walk. The Company’s indirect ownership in the joint venture that owns Roswell City Walk is 98%. Roswell City Walk’s purchase price of approximately $76.0 million was funded, in part, with senior mortgage loan secured by the Roswell City Walk property and improvements (the “Roswell City Walk Loan”) of approximately $51.0 million. The Company provided certain standard scope non-recourse carveout guarantees in conjunction with the Roswell City Walk Loan.

Acquisition of Legacy at Southpark

On December 15, 2016, the Company, through joint venture subsidiaries of its Operating Partnership, completed an investment of approximately $10.4 million along with an affiliate of F & B Capital, to acquire a 250-unit apartment community located in Austin, Texas known as Legacy at Southpark. The Company’s indirect ownership in the joint venture that owns Legacy at Southpark is 90%. Legacy at Southpark’s purchase price of approximately $36.8 million was funded, in part, with senior mortgage loan secured by the Legacy at Southpark property and improvements (the “Legacy Loan”) of approximately $26.5 million.

Purchase Price Allocation

With the exception of Crescent Perimeter and Vickers Village discussed below, the acquisitions have been accounted for as business combinations. The purchase prices were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition. The preliminary measurements of fair value reflected below are subject to change. The Company expects to finalize the purchase price allocations as soon as practical, but no later than one year from each property’s respective acquisition date.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Acquisition of Real Estate  – (continued)

The following table summarizes the assets acquired and liabilities assumed at the acquisition date. The amounts listed below reflect provisional amounts that will be updated as information becomes available for acquisitions made during the year ended December 31, 2016 (amounts in thousands):

Purchase Price Allocation
Land	$68,153
Building	370,785
Building improvements	10,989
Land improvements	15,895
Furniture and fixtures	7,886
In-place leases	10,719
Total assets acquired	$484,427
Mortgages assumed	$37,476
Fair value adjustments	1,578
Total liabilities acquired	$39,054

In connection with the acquisition of The Preserve at Henderson Beach, the Company assumed mortgage debt with a fair value of approximately $39.1 million.

The pro-forma information presented below represents the change in consolidated revenue and earnings as if the Company’s 2016 acquisitions had occurred on January 1, 2015. Certain expenses such as property management fees and other costs not directly related to the future operations of the 2016 acquisitions noted above have been excluded (amounts in thousands, except per share amounts):

	For the Year Ended December 31,			For the Year Ended December 31,
	2016			2015
	As Reported	Pro-Forma Adjustments	Pro-Forma	As Reported	Pro-Forma Adjustments	Pro-Forma
Revenues	$77,051	$23,152	$100,203	$44,255	$45,414	$89,669
Net (loss) income	$(2,974)	$2,802	$(172)	$7,643	$(24,970)	$(17,327)
Net (loss) income attributable to common stockholders	$(18,985)	$2,756	$(16,229)	$635	$(23,521)	$(22,886)
Earnings per share, basic and diluted(1)	$(0.91)		$(0.78)	$0.04		$(1.31)

(1)	Pro-forma earnings per share, both basic and diluted, are calculated based on the net income (loss) attributable to BRG.

Aggregate property level revenues and net loss for the 2016 acquisitions noted above, since the properties’ respective acquisition dates, that are reflected in the Company’s 2016 consolidated statement of operations amounted to $46.9 million and $6.1 million, respectively.

Investment in Crescent Perimeter

On December 12, 2016, through joint venture subsidiaries of the Operating Partnership, the Company made a common equity investment of approximately $15.2 million to obtain an approximately 60% interest in a multi-tiered joint venture structure along with an affiliate of Manager and an affiliate of Crescent Communities, to acquire a tract of real property located in Atlanta, Georgia for the development of a 320-unit, Class A apartment community, to be known as Crescent Perimeter. The acquisition was accounted for as an asset acquisition.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Acquisition of Real Estate  – (continued)

Investment in Vickers Village

On December 20, 2016, through joint venture subsidiaries of the Operating Partnership, the Company made a common equity investment of approximately $8.5 million to obtain an approximately 80% interest in a multi-tiered joint venture structure along with an affiliate of Manager, an affiliate of TPA Group, and our development partner, King Lowry Ventures, for the development of a 79-unit, Class A apartment community in the Roswell submarket of Atlanta, Georgia, to be known as Vickers Village. The acquisition was accounted for as an asset acquisition.

Operating Leases

The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the consolidated real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as a security deposit vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not individually significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of their security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $2.2 million and $1.3 million as of December 31, 2016 and 2015, respectively, for the Company’s consolidated real estate properties. No individual tenant represents over 10% of the Company’s annualized base rent for the consolidated real estate properties.

Depreciation expense

Depreciation expense was $23.6 million, $12.4 million and $8.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Intangible assets and related amortization

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. In-place leases are amortized over the remaining term of the in-place leases, which is approximately six months. Amortization expense related to the in-place leases was $7.6 million, $3.8 million and $4.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Note 6 — Notes and Interest Receivable due from Related Party

West Morehead Mezzanine Financing

On December 29, 2016, the Company, through BRG Morehead NC, LLC, or BRG Morehead NC, an indirect subsidiary, provided a $21.3 million mezzanine loan, or the BRG West Morehead Mezz Loan, to BR Morehead JV Member, LLC, an affiliate of the Manager, or BR Morehead JV Member. The BRG West Morehead Mezz Loan is secured by BR Morehead JV Member’s approximate 95.0% interest in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of ArchCo Residential, or the West Morehead JV, which intends to develop an approximately 286-unit Class A apartment community located in Charlotte, North Carolina to be known as West Morehead. The BRG West Morehead Mezz Loan matures on December 29, 2019, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG West Morehead Mezz Loan can be prepaid without penalty. The Company has the right to exercise an option to purchase, at the greater of a 25 basis point discount to fair market value or 15% internal rate of return for Fund II, up to a 100% common membership interest in BR Morehead JV Member (the mezzanine borrower), which is 99.5% owned by Fund II and which currently holds an approximate 95.0% interest in the West Morehead JV and in the West Morehead property, subject to certain promote rights of our unaffiliated development partner.

In conjunction with the West Morehead development, on December 29, 2016, the West Morehead property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Notes and Interest Receivable due from Related Party  – (continued)

$34.5 million construction loan with Bank of the Ozarks, or the West Morehead Construction Loan, of which $0.01 million is outstanding at December 31, 2016, and which is secured by the West Morehead property. The West Morehead Construction Loan matures on December 29, 2019, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The West Morehead Construction Loan bears interest on a floating basis on the amount drawn based on LIBOR plus 3.75%, subject to a minimum of 4.25%. Regular monthly payments are interest-only until September 2019, with further payments based on twenty-five-year amortization. The West Morehead Construction Loan can be prepaid without penalty.

In addition, on December 29, 2016, the West Morehead property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $7.3 million mezzanine financing with Nationwide Mutual Fire Insurance Company of which none is outstanding at December 31, 2016, which is secured by membership interest in the joint venture developing the West Morehead property. The loan matures on December 29, 2019, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio, extension of the West Morehead Construction Loan and payment of an extension fee. The loan bears interest at a fixed rate of 11.5%. Regular monthly payments are interest-only. The loan can be prepaid prior to maturity provided the lender receives a cumulative return of 30% of its loan amount including all principal and interest paid.

Note 7 — Investments in Unconsolidated Real Estate Joint Ventures

Following is a summary of the Company’s ownership interests in the investments reported under the equity method of accounting. The carrying amount of the Company’s investments in unconsolidated real estate joint ventures as of December 31, 2016 and 2015 is summarized in the table below (amounts in thousands):

Property	December 31, 2016	December 31, 2015
Alexan CityCentre	$7,733	$6,505
Alexan Southside Place	17,322	17,322
APOK Townhomes	7,569	—
Domain	5,249	3,806
EOS	—	3,629
Flagler Village	14,035	5,451
Helios, formerly known as Cheshire Bridge	16,360	16,360
Lake Boone Trail	9,919	9,919
West Morehead	13	—
Whetstone	12,932	12,231
Total	$91,132	$75,223

As of December 31, 2016, the Company had outstanding equity investments nine multi-tiered joint ventures, each of which were created to develop a multifamily property. In each case, a wholly-owned subsidiary of the Operating Partnership made a preferred investment in a joint venture, except Flagler Village and APOK Townhomes, which are common interests. The common interests in these joint ventures, as well as preferred interests in some cases, are owned by affiliates of the Manager. In each case, the Company’s preferred equity investment in the joint venture generates a preferred return of 15% on its outstanding capital contributions and the Company is not allocated any of the income or loss in the joint ventures. The joint venture is the controlling member in an entity whose purpose is to develop a multifamily property. Each joint venture in which the Company owns a preferred interest is required to redeem the Company’s preferred membership interests plus any accrued but unpaid preferred return on the earlier of the date which is six months following the maturity of the related development’s construction loan, or any earlier acceleration or due date. Additionally, the Company has the

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Investments in Unconsolidated Real Estate Joint Ventures  – (continued)

right, in its sole discretion, to convert its preferred membership interest in each joint venture into a common membership interest for a period of six months from the date upon which 70% of the units in the related development have been leased.

The following provides additional information regarding the Company’s preferred equity investments and unconsolidated real estate joint ventures as of December 31, 2016.

The preferred returns and equity in income of the Company’s unconsolidated real estate joint ventures for the years ended December 31, 2016, 2015 and 2014 is summarized below (amounts in thousands):

Property	December 31, 2016	December 31, 2015	December 31, 2014
Alexan CityCentre	$1,085	$976	$388
Alexan Southside Place	2,605	1,996	—
APOK Townhomes	226	—	—
Domain	614	64	—
EOS	530	544	230
Flagler Village	(6)	(5)	—
Helios, formerly known as Cheshire Bridge	2,461	1,383	—
Lake Boone Trail	1,492	44
Villas at Oak Crest	—	489	322
West Morehead	677	—	—
Whetstone	1,948	1,131	—
Other	—	(32)	126
Preferred returns and equity in income of unconsolidated joint venture	$11,632	$6,590	$1,066

Summary combined financial information for the Company’s investments in unconsolidated real estate joint ventures as of December 31, 2016, 2015 and 2014 and for the years ended December 31, 2016 and 2015, is as follows:

	December 31, 2016	December 31, 2015
Balance Sheets:
Real estate, net of depreciation	$197,742	$132,265
Other assets	33,814	24,737
Total assets	$231,556	$157,002
Mortgage payable	$97,598	$55,066
Other liabilities	13,191	5,018
Total liabilities	$110,789	$60,084
Members’ equity	120,767	96,918
Total liabilities and members’ equity	$231,556	$157,002

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Investments in Unconsolidated Real Estate Joint Ventures  – (continued)

	Year Ended December 31,
	2016	2015	2014
Operating Statements:
Rental revenues	$5,993	$2,765	$7,214
Operating expenses	(3,101)	(2,776)	(3,190)
Income (loss) before debt service, acquisition costs, and depreciation and amortization	2,892	(11)	4,024
Interest expense, net	(1,409)	(756)	(1,648)
Acquisition costs	(3)	(66)	(2)
Depreciation and amortization	(2,881)	(2,009)	(1,970)
Operating (loss) income	(1,401)	(2,842)	404
Gain on sale	16,733	29,200	2,498
Net income	$15,332	$26,358	$2,902

Alexan CityCentre Interests

On July 1, 2014, through BRG T&C BLVD Houston, LLC, a wholly-owned subsidiary of the Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Bluerock Growth Fund (“BGF”), Bluerock Special Opportunity + Income Fund II, LLC, (“Fund II”) and Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”), affiliates of the Manager, and an affiliate of Trammell Crowe Residential, to develop a 340-unit Class A apartment community located in Houston, Texas, to be known as Alexan CityCentre. The Company has made a capital commitment of approximately $7.7 million to acquire 100% of the Class A preferred equity interests in BR T&C BLVD JV Member, LLC all of which has been funded as of December 31, 2016 (of which $1.2 million earns a 20% preferred return).

On June 7, 2016, the Alexan CityCentre property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a loan modification agreement to amend the terms of its construction loan financing the construction and development of the Alexan CityCentre property (the “Alexan Development”). The maximum principal amount available to the borrower under the terms of the modified loan is $55.1 million of which approximately $25.4 million is outstanding at December 31, 2016. The maturity date is January 1, 2020, subject to a single one-year extension exercisable at the option of the borrower. The interest rate on the loan is a variable per annum rate equal to the prime rate plus 0.5%, or LIBOR plus 3.00%, at the borrower’s option. The loan requires monthly interest payments until the maturity date, after which $60,000 monthly payments of principal will be required in addition to payment of accrued interest during the maturity extension period. The borrower was required to initially fund approximately $2.6 million as an interest reserve and approximately $0.6 million as an operating deficit reserve. Certain unaffiliated third parties agreed to guaranty the completion of the development of the Alexan Development and provided partial guaranties of the borrower’s principal and interest obligations under the loan. The borrower is required to complete the Alexan Development by December 31, 2017 (without extension for any reason). To obtain the loan modification, the borrower was required to contribute additional equity for the Alexan Development in the amount of approximately $2.2 million to be applied to development costs, of which the Company funded approximately $0.7 million and Bluerock Growth Fund II (“BGF II”), an affiliate of the Manager, funded $1.3 million as Class B preferred interests earning a 20% preferred return.

Alexan Southside Place Interests

On January 12, 2015, through BRG Southside, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund II and Fund III, which are affiliates of the Manager, and an affiliate of Trammell Crow Residential, to develop an approximately 270-unit Class A apartment community located in Houston, Texas, to be known

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Investments in Unconsolidated Real Estate Joint Ventures  – (continued)

as Alexan Southside Place. Alexan Southside Place will be developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC, as tenant under an 85-year ground lease. The Company has made a capital commitment of $17.3 million to acquire 100% of the preferred equity interests in BRG Southside, LLC, all of which has been funded as of December 31, 2016.

In conjunction with the Alexan Southside development, on April 7, 2015, the Alexan Southside leasehold interest holder, which is owned by an entity in which the Company owns an indirect interest, entered into a $31.8 million construction loan with Bank of America, NA of which $0.01 million is outstanding at December 31, 2016, which is secured by the leasehold interest in the Alexan Southside Place property. The loan matures on April 7, 2019, and contains a one-year extension option, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on the base rate plus 1.25% or LIBOR plus 2.25%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan can be prepaid without penalty.

APOK Townhomes Interests

On September 1, 2016, through BRG Boca, LLC, or BRG Boca, a wholly-owned subsidiary of its Operating Partnership, the Company made an investment in a multi-tiered joint venture, along with Fund II, an affiliate of the Manager, and NCC Development Group, or the Boca JV, to develop a 90-unit Class A apartment community located in Boca Raton, Florida to be known as APOK Townhomes. The Company made a capital commitment of approximately $11.2 million to acquire common interests in BR Boca JV Member, LLC, or BR Boca JV Member, of which $7.3 million has been funded as of December 31, 2016.

In conjunction with the APOK Townhomes development, on December 29, 2016, the APOK Townhomes property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $18.7 million construction loan with Florida Community Bank of which none is outstanding at December 31, 2016, which is secured by the APOK Townhomes property. The loan matures on June 29, 2019, and contains two one-year extension option, subject to certain conditions including a debt service coverage, stabilized occupancy and payment of an extension fee. The loan requires interest-only payments at prime plus 0.625%, subject to a floor of 4.125%. The loan can be prepaid without penalty.

Domain Phase 1 Interests

On November 20, 2015, through a wholly-owned subsidiary of the Operating Partnership, BRG Domain Phase 1, LLC, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of ArchCo Residential, to develop an approximately 299-unit, class A, apartment community located in Garland, Texas. The property will be developed upon a tract of approximately 10 acres of land. The Company has made a capital commitment of $24.4 million to acquire 100% of the preferred equity interests in BR Member Domain Phase I, LLC, of which $5.2 million has been funded at December 31, 2016.

EOS Interests

On July 29, 2014, through BRG UCFP Investor, LLC, a wholly-owned subsidiary of the Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Bluerock Special Opportunity + Income Fund I, LLC (“Fund I”), an affiliate of the Manager, and CDP UCFP Developer, LLC, to develop a 296-unit Class A apartment community located in Orlando, Florida, to be known as EOS. The Company made a capital commitment of approximately $3.6 million to acquire 100% of the Class A preferred equity interests in BR Orlando UCFP, LLC all of which had been funded as of November 10, 2016.

In conjunction with the EOS development, on May 14, 2014, an indirect unconsolidated subsidiary, entered into a $27.5 million construction loan with KeyBank National Association which is secured by the EOS property, of which approximately $27.0 million is outstanding at November 10, 2016. The loan was

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Investments in Unconsolidated Real Estate Joint Ventures  – (continued)

scheduled to mature on May 14, 2017, and contained two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bore interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.15%. Regular monthly payments were interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan could be prepaid without penalty.

On November 10, 2016, through an indirect subsidiary of the Operating Partnership, the Company converted its $3.6 million preferred equity investment in the joint venture into a 31% common investment. The Company recognized a $3.8 million gain on the conversion based on the estimated fair market value of the joint venture, which was based on the anticipated sale price of the underlying property that was under a sales contract which sale closed on December 19, 2016. In addition, an unaffiliated joint venture partner’s interest was purchased for $4.2 million in conjunction with the sale and 49.9% of Fund I interest was purchased for $8.2 million. The underlying property was sold for $52.0 million, subject to certain prorations and adjustments typical in such transactions. After deductions for the existing construction loan encumbering the EOS property in the amount of $27.0 million and payment of closing costs and fees of $0.9 million, and buyout of the joint venture partners, the sale of the underlying property generated proceeds of approximately $5.1 million to the Company for its proportionate ownership of the underlying joint venture.

Flagler Village Interests

On December 18, 2015, through BRG Flagler Village, LLC, a wholly-owned subsidiary of the Operating Partnership, BRG Flagler Village, LLC, the Company made an investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of ArchCo Residential, to develop an approximately 384-unit, Class A apartment community located in Ft. Lauderdale, Florida. The Company has made a capital commitment of $58.2 million to acquire common interests in BR Flagler Village, LLC, of which $14.0 million has been funded at December 31, 2016.

Helios, formerly known as Cheshire Bridge Interests

On May 29, 2015, through BRG Cheshire, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of Catalyst Development Partners II, to develop a 285-unit Class A apartment community located in Atlanta, Georgia, to be known as Cheshire Bridge Apartments. The Company has made a capital commitment of $16.4 million to acquire 100% of the preferred equity interests in BRG Cheshire, LLC, all of which has been funded as of December 31, 2016.

In conjunction with the Cheshire Bridge development, on December 16, 2015, the Helios property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $38.1 million construction loan with The PrivateBank and Trust Company which is secured by the fee simple interest in the Cheshire property, of which approximately $13.8 million is outstanding at December 31, 2016. The loan matures on December 16, 2018, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.50%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan can be prepaid without penalty.

Lake Boone Trail Interests

On December 18, 2015, through BRG Lake Boone, LLC, a wholly-owned subsidiary of the Operating Partnership, BRG Lake Boone, LLC, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of Tribridge Residential, LLC, to develop an approximately 245-unit, Class A apartment community located in Raleigh, North Carolina, or Lake Boone Trail. The Company has made a capital commitment of $12.3 million to acquire 100% of the preferred equity interests in BR Lake Boone, LLC, of which $9.9 million has been funded at December 31, 2016.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Investments in Unconsolidated Real Estate Joint Ventures  – (continued)

In conjunction with the Lake Boone Trail development, on June 23, 2016, the Lake Boone property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $25.2 million construction loan with Citizens Bank, National Association which is secured by the fee simple interest in the Lake Boone Trail property, of which none is outstanding as of December 31, 2016. The loan matures on December 23, 2019, and contains one extension option for one year to five years, subject to certain conditions including construction completion, a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.65%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan can be prepaid without penalty.

West Morehead Interests

On January 6, 2016, through BRG Morehead NC, LLC, or BRG Morehead NC, a wholly-owned subsidiary of the Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of ArchCo Residential, or the West Morehead JV, to develop an approximately 286-unit Class A apartment community located in Charlotte, North Carolina to be known as West Morehead. The Company made a capital commitment of approximately $24.7 million to acquire 100% of the preferred equity interests in BR Morehead JV Member, LLC, or BR Morehead JV Member, of which $6.5 million had been funded as of December 29, 2016. On December 29, 2016, (i) Fund II redeemed the preferred equity investment held by BRG Morehead NC in BR Morehead JV Member for $6.5 million, (ii) BRG Morehead NC obtained a 0.5% common interest in BR Morehead JV Member, and (iii) the Company, through BRG Morehead NC, provided a mezzanine loan in the amount of $21.3 million to BR Morehead JV Member, or the BRG West Morehead Mezz Loan. See Note 6 for further details regarding the or the BRG West Morehead Mezz Loan.

Whetstone Interests

On May 20, 2015, through BRG Whetstone Durham, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of TriBridge Residential, LLC, to acquire a 204-unit Class A apartment community located in Durham, North Carolina, to be known as Whetstone Apartments. The Company has made a capital commitment of $12.9 million to acquire 100% of the preferred equity interests in BRG Whetstone Durham, LLC, all of which has been funded as of December 31, 2016 (of which $0.7 million earns a 20% preferred return). On October 6, 2016, the Company entered into an agreement that provided for an extended twelve-month period in which it had a right to convert into common ownership. If the Company does not elect to convert into common ownership at that point, its preferred return would then decrease to 6.5%.

The acquisition of Whetstone Apartments was initially partially funded by a bridge loan of approximately $25.2 million secured by the Whetstone Apartment property all of which was outstanding at September 30, 2016. Subsequent to September 30, 2016, the bridge loan was paid off by entering into a mortgage loan of approximately $26.5 million secured by the Whetstone Apartment property. The loan matures on November 1, 2023. The loan bears interest at a fixed rate of 3.81%. Regular monthly payments are interest-only until November 1, 2017, with monthly payments beginning December 1, 2017 based on thirty-year amortization. The loan may be prepaid with the greater of 1% prepayment fee or yield maintenance until October 31, 2021, and thereafter at par. The loan is nonrecourse to the Company and its joint venture partners with certain standard scope non-recourse carve-outs for certain deeds, acts or failures to act on the part of the Company and the joint venture partners.

KeyBank Land Loan

On March 15, 2016, the Company and several affiliated unconsolidated borrowers entered into an approximately $14.9 million secured credit facility with KeyBank as lender (the “Credit Facility”), which is secured by the Domain and Flagler properties. The loan matures March 14, 2017 and contains a six-month

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Investments in Unconsolidated Real Estate Joint Ventures  – (continued)

extension option, subject to certain conditions, including a maximum principal balance outstanding of $6.5 million. The borrowings under the Credit Facility are at a rate equal to LIBOR plus 3.75% or the base rate plus 2.75%, at the Company’s option. Our Operating Partnership’s obligations with respect to the Credit Facility are guaranteed by us, pursuant to the terms of a limited recourse guaranty dated as of March 15, 2016. The outstanding Credit Facility balance at December 31, 2016, was $7.9 million. The loan balance at December 31, 2016, has been allocated as follows, Domain, approximately $1.9 million and Flagler, approximately $6.0 million; which amounts are reflected on the unconsolidated entities’ financial statements. The Company has provided notice to exercise the six-month extension option.

Note 8 — Mortgages Payable

The following table summarizes certain information as of December 31, 2016 and 2015, with respect to the Company’s indebtedness (amounts in thousands).

	Outstanding Principal		As of December 31, 2016
Property	December 31, 2016	December 31, 2015	Interest Rate	Fixed/Floating	Maturity Date
ARIUM at Palmer Ranch	$26,925	$—	2.79%	Floating(1)	February 1, 2023
ARIUM Grandewood	34,294	29,444	2.45%	Floating(2)	December 1, 2024
ARIUM Gulfshore	32,626	—	2.79%	Floating(3)	February 1, 2023
ARIUM Palms	24,999	24,999	2.84%	Floating(4)	September 1, 2022
ARIUM Pine Lakes	26,950	—	3.95%	Fixed	November 1, 2023
ARIUM Westside	52,150	—	3.68%	Fixed	August 1, 2023
Ashton I	31,900	31,900	4.67%	Fixed	December 1, 2025
Ashton II	15,270	15,270	3.24%	Floating(5)	January 1, 2026
Enders Place at Baldwin Park(6)	24,732	25,155	4.30%	Fixed	November 1, 2022
Fox Hill	26,705	26,705	3.57%	Fixed	April 1, 2022
Lansbrook Village	57,190	43,628	3.06%	Floating(7)	August 1, 2026
Legacy at Southpark	26,500	—	4.35%	Fixed	January 1, 2024
MDA Apartments	37,124	37,600	5.35%	Fixed	January 1, 2023
Nevadan	48,431	—	3.10%	Floating(9)	November 1, 2023
Park & Kingston(8)	18,432	15,250	3.41%	Fixed	April 1, 2020
Roswell City Walk	51,000	—	3.63%	Fixed	December 1, 2026
Sorrel	38,684	38,684	2.91%	Floating(10)	May 1, 2023
Sovereign	28,880	28,880	3.46%	Fixed	November 10, 2022
Springhouse at Newport News	—	22,176
The Brodie	34,825	—	3.71%	Fixed	December 1, 2023
The Preserve at Henderson Beach	36,989	—	4.65%	Fixed	January 5, 2023
Village Green of Ann Arbor	41,547	42,326	3.92%	Fixed	October 1, 2022
Total	716,153	382,017
Fair value adjustments	1,364	1,620
Deferred financing costs, net	(6,942)	(3,535)
Total mortgages payable	710,575	380,102

(1)	ARIUM at Palmer Ranch loan bears interest at a floating rate of 2.17% plus one-month LIBOR. At December 31, 2016, the interest rate was 2.79%.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Mortgages Payable  – (continued)

(2)	ARIUM Grandewood principal balance includes the initial advance of $29.44 million at a floating rate of 1.67% plus one month LIBOR and a $4.85 million supplemental loan at a floating rate of 2.74% plus one month LIBOR. At December 31, 2016, the interest rates on the initial advance and supplemental loan were 2.29% and 3.36%, respectively.
(3)	ARIUM Gulfshore loan bears interest at a floating rate of 2.17% plus one month LIBOR. At December 31, 2016, the interest rate was 2.79%.
(4)	ARIUM Palms loan bears interest at a floating rate of 2.22% plus one month LIBOR. At December 31, 2016, the interest rate was 2.84%.
(5)	Ashton Reserve II loan bears interest at a floating rate of 2.62% plus one-month LIBOR. At December 31, 2016, the interest rate was 3.24%.
(6)	The principal includes a $16.8 million loan at a fixed rate of 3.97% and a $7.9 million supplemental loan at a fixed rate of 5.01%.
(7)	Lansbrook Village loan bears interest at a floating rate of 2.44% plus one month LIBOR. At December 31, 2016, the interest rate was 3.06%.
(8)	The principal includes a $15.3 million loan at a fixed rate of 3.21% and a $3.2 million supplemental loan at a fixed rate of 4.34%.
(9)	Nevadan loan bears interest at a floating rate of 2.48% plus one month LIBOR. At December 31, 2016, the interest rate was 3.10%
(10)	Sorrel loan bears interest at a floating rate of 2.29% plus one-month LIBOR. At December 31, 2016, the interest rate was 2.91%.

Deferred financing costs

Costs incurred in obtaining long-term financing, reflected as a reduction of Mortgages Payable in the accompanying Consolidated Balance Sheets, are amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related debt agreements, as applicable. Amortization of deferred financing costs was $1.3 million, $0.5 million, and $0.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Fair value adjustments of debt

The Company records a fair value adjustment based upon the fair value of the loans on the date they were assumed in conjunction with acquisitions. The fair value adjustments are being amortized to interest expense over the remaining life of the loans. Amortization of fair value adjustments was $0.4 million, $0.3 million, and $0.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

ARIUM Gulfshore Mortgage Payable

On January 5, 2016, the Company, through an indirect subsidiary, entered into an approximately $32.6 million loan which is secured by ARIUM Gulfshore. The loan matures February 1, 2023 and bears interest on a floating basis based on LIBOR plus 2.17%, with interest only payments until maturity. After January 5, 2017 the loan may be prepaid with a 1% prepayment fee through October 31, 2022, and thereafter at par.

ARIUM at Palmer Ranch Mortgage Payable

On January 5, 2016, the Company, through an indirect subsidiary, entered into an approximately $26.9 million loan which is secured by ARIUM at Palmer Ranch. The loan matures February 1, 2023 and bears interest on a floating basis based on LIBOR plus 2.17%, with interest only payments until maturity. After January 5, 2017 the loan may be prepaid with a 1% prepayment fee through October 31, 2022, and thereafter at par.

The Preserve at Henderson Beach Mortgage Payable

On March 15, 2016, the Company, through an indirect subsidiary, assumed an approximately $37.5 million loan which is secured by Henderson Beach. The loan matures January 5, 2023 and bears interest

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Mortgages Payable  – (continued)

at a fixed rate of 4.65%, with fixed monthly payments based on 30-year amortization. The loan may be prepaid with the greater of 1% prepayment fee or yield maintenance.

Park & Kingston Mortgage Payable

On May 27, 2016, the Company, through an indirect subsidiary, entered into an additional loan of approximately $3.2 million loan which is secured by 15-units of Park & Kingston. The loan matures April 1, 2020 and bears interest at a fixed rate of 4.34%, with interest only payments until maturity. The loan can be prepaid with the greater of 1% prepayment fee or yield maintenance until September 30, 2019, and thereafter at par.

Refinancing of Lansbrook Village

On July 8, 2016, the Company, through an indirect subsidiary, entered into an approximately $57.2 million loan which is secured by Lansbrook Village, and paid off the previous loans of $44.4 million plus prepayment costs of approximately $0.9 million. The loan matures August 1, 2026 and bears interest on a floating basis based on LIBOR plus 2.44%, with interest only payments until August 1, 2020, and thereafter will require principal and interest payments until maturity. After July 8, 2017 the loan may be prepaid with a 1% prepayment fee through March 31, 2026, and thereafter at par.

ARIUM Westside Mortgage Payable

On July 14, 2016, the Company, through joint venture subsidiaries of its Operating Partnership, entered into an approximately $52.2 million senior mortgage loan which is secured by the ARIUM Westside leasehold interest. The loan matures August 1, 2023 and bears interest at a rate of 3.68%, with interest only payments until August 31, 2021, with future payments based on 30-year amortization. The loan can be prepaid with the greater of 1% prepayment fee or yield maintenance until July 31, 2021, and thereafter at par.

Supplemental Financing at ARIUM Grandewood

On August 30, 2016, the Company, through an indirect subsidiary, entered into an additional loan of approximately $4.9 million loan which is secured by ARIUM Grandewood. The loan matures December 1, 2024 and bears interest at a floating basis based on LIBOR plus 2.74%, with interest only payments until maturity. After September 1, 2017, the loan can be prepaid with a 1% prepayment fee until July 31, 2024, and thereafter at par.

Nevadan Mortgage Payable

On October 13, 2016, the Company, through joint venture subsidiaries of its Operating Partnership, entered into an approximately $48.4 million senior mortgage loan secured by the Nevadan Apartments property and improvements. The loan matures November 1, 2023 and bears interest on a floating basis on the amount drawn based on LIBOR plus 2.48%, capped at 5.50%. Regular monthly payments are interest-only to November 1, 2019, with future payments based on 30-year amortization. After October 31, 2017, the loan can be prepaid with a 1% prepayment fee until July 31, 2023, and thereafter at par.

ARIUM Pine Lakes Mortgage Payable

On October 31, 2016, the Company, through joint venture subsidiaries of its Operating Partnership, entered into an approximately $27.0 million senior mortgage loan secured by ARIUM Pine Lakes. The loan matures November 1, 2023 and bears interest at a fixed interest rate of 3.95%. Regular monthly payments are interest-only. After October 31, 2018, the loan can be prepaid with the greater of 1% prepayment fee or yield maintenance until May 1, 2023, and thereafter at par.

The Brodie Mortgage Payable

On November 10, 2016, the Company, through joint venture subsidiaries of its Operating Partnership, entered into an approximately $34.8 million senior mortgage loan secured by The Brodie. The loan matures December 1, 2023 and bears interest at a fixed interest rate of 3.71%, with interest only payments until

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Mortgages Payable  – (continued)

December 31, 2018, and thereafter will require principal and interest payments based on 30-year amortization. The loan can be prepaid with the greater of 1% prepayment fee or yield maintenance until May 31, 2023, and thereafter at par.

Roswell City Walk Mortgage Payable

On December 1, 2016, the Company, through joint venture subsidiaries of its Operating Partnership, entered into an approximately $51.0 million senior mortgage loan secured by Roswell City Walk. The loan matures December 1, 2026 and bears interest at a fixed interest rate of 3.63%. Fixed monthly principal and interest payments are based on 30-year amortization. After December 1, 2021 the loan may be prepaid with the greater of yield maintenance or a 1% prepayment fee through July 31, 2026, and thereafter at par.

Legacy at Southpark Mortgage Payable

On December 15, 2016, the Company, through joint venture subsidiaries of its Operating Partnership, entered into an approximately $26.5 million senior mortgage loan which is secured by the Legacy at Southpark. The loan matures January 1, 2024 and bears interest at a rate of 4.35%, with interest only payments until January 31, 2019, with future payments based on 30-year amortization. The loan can be prepaid with the greater of 1% prepayment fee or yield maintenance until June 30, 2023, and thereafter at par.

Crescent Perimeter Construction Loan

On December 12, 2016, the Company, through joint venture subsidiaries of its Operating Partnership, entered into an approximately $44.7 million construction loan which is secured by the Crescent Perimeter development. No amounts have been borrowed as of December 31, 2016. The loan matures December 12, 2020, with a one-year extension option subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest at a rate of LIBOR plus 3.00%, with interest only payments until December 12, 2020, with future payments based on 30-year amortization. The loan can be prepaid without penalty.

Vickers Village Construction Loan

On December 22, 2016, the Company, through joint venture subsidiaries of its Operating Partnership, entered into an approximately $18.0 million construction loan which is secured by the Vickers Village development. No amounts have been borrowed as of December 31, 2016. The loan matures December 1, 2020. The loan bears interest at a rate of LIBOR plus 3.00%, with interest only payments until December 1, 2018, with future payments based on 25-year amortization. The loan can be prepaid without penalty.

As of December 31, 2016, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2017	$3,071
2018	3,648
2019	5,655
2020	27,693
2021	10,692
Thereafter	665,394
$716,153
Add: Unamortized fair value debt adjustment	1,364
Subtract: Deferred financing costs	(6,942)
Total	$710,575

The net book value of real estate assets providing collateral for these above borrowings was $987.1 million as of December 31, 2016.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 — Mortgages Payable  – (continued)

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

Note 9 — Fair Value of Financial Instruments

As of December 31, 2016 and 2015, the carrying value of cash and cash equivalents, accounts receivable, due to and from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. Based on the discounted amount of future cash flows currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $714.8 million and $387.1 million as of December 31, 2016 and 2015, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $717.5 million and $383.6 million as of December 31, 2016 and 2015, respectively. The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs, as defined in ASC Topic 820, “Fair Value Measurement”) for similar types of borrowing arrangements.

Note 10 — Related Party Transactions

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Related Party Transactions  – (continued)

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

The Company pays the Manager a base management fee in an amount equal to the sum of: (A) 0.25% of the Company’s stockholders’ existing and contributed equity prior to the IPO and in connection with our contribution transactions, per annum, calculated quarterly based on the Company’s stockholders’ existing and contributed equity for the most recently completed calendar quarter and payable in quarterly installments in arrears, and (B) 1.5% of the equity per annum of the Company’s stockholders who purchase shares of the Company’s stock, calculated quarterly based on their equity for the most recently completed calendar quarter and payable in quarterly installments in arrears. The base management fee is payable independent of the performance of the Company’s investments. The Company amended the Management Agreement to provide that the base management fee can be payable in cash or LTIP Units, at the election of the Board. The number of LTIP Units issued for the base management fee or incentive fee will be based on the fees earned divided by the 5-day trailing average Class A common stock price prior to issuance. Base management fees for the Manager of $6.4 million, $3.3 million and $0.7 million were expensed for the years ended December 31, 2016, 2015 and 2014.

Base management fees of $1.2 million were expensed during the three months ended March 31, 2016, which were paid through the issuance of 108,045 LTIP Units on May 10, 2016. Base management fees of $1.4 million were expensed during the three months ended June 30, 2016, which were paid through the issuance of 105,036 LTIP Units on August 9, 2016. Base management fees of $1.7 million were expensed during the three months ended September 30, 2016, which were paid through the issuance of 139,321 LTIP Units on November 11, 2016. Base management fees of $2.0 million were expensed during the three months ended December 31, 2016, which will be paid through the issuance of approximately 146,865 LTIP Units assuming the $13.72 closing share price for the Company’s Class A common stock on December 31, 2016. The actual number of LTIP Units to be issued in payment of the base management fees for the three months ended December 31, 2016 is subject to change based on the average closing share price of the Company’s Class A common stock on the five business days prior to the date of issuance.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Related Party Transactions  – (continued)

Incentive management fees for the Manager of $0.2 million, $0.9 million and $0.15 million were expensed for the years ended December 31, 2016, 2015 and 2014.

Incentive fees of $0.15 million for the three months ended September 30, 2016 were paid through the issuance of approximately 12,679 LTIP Units on November 11, 2016.

Management fee expense of $0.4 million, $0.9 million and $1.0 million, was recorded as part of general and administrative expenses for the years ended December 31, 2016, 2015 and 2014, respectively, related to the vesting of 179,562 LTIP Units granted in connection with the IPO. The expense recognized during 2016, 2015 and 2014 was based on the Class A common stock closing price at the vesting date or end of the period, as applicable. These LTIP Units vest over a three-year period that began in April 2014, with 59,854 LTIP Units vested on April 30, 2015 and 59,854 LTIP Units vested on April 30, 2016.

On July 2, 2015, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the Manager. The equity grant consisted of 283,390 LTIP Units (the “2015 LTIP Units”). The 2015 LTIP Units will vest ratably over a three-year period that began in July 2015, subject to certain terms and conditions. On August 3, 2016, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the Manager. The equity grant consisted of 176,610 LTIP Units (the “2016 LTIP Units”). The 2016 LTIP Units will vest ratably over a three-year period that began in August 2016, subject to certain terms and conditions. These LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock.

LTIP expense of $2.4 million and $1.0 million was recorded as part of general and administrative expenses for the years ended December 31, 2016 and 2015 respectively, related to the 2015 LTIP Units and the 2016 LTIP Units. The expense recognized during 2016 and 2015 was based on the Class A common stock closing price at the vesting date or the end of the period, as applicable.

The Company is also required to reimburse the Manager for certain expenses and pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. The Manager waived all reimbursements through the six months ended June 30, 2015. Reimbursements of $0.3 million were expensed during the six months ended December 31, 2015 and are recorded as part of general and administrative expenses. Reimbursements of $0.6 million were expensed during the year ended December 31, 2016, and are recorded as part of general and administrative expenses.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Related Party Transactions  – (continued)

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

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Series B Preferred Stock, the Company engaged a related party, as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager may re-allow the selling commissions and dealer manager fees to participating broker-dealers, and is expected to incur costs in excess of the 10%, which costs will be borne by the dealer manager. As of December 31, 2016, the Company has incurred $1.5 million and $0.6 million, in selling commissions and dealer manager fees, respectively. In addition, BRG Manager was reimbursed for offering costs in conjunction with the Series B Preferred Offering of $0.13 million during the year ended December 31, 2016, which were recorded as a reduction to the proceeds of the offering.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Related Party Transactions  – (continued)

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

Pursuant to the terms of the Management Agreement, summarized below are the related party amounts payable to our Former Advisor and the Manager, as of December 31, 2016 and 2015.

	December 31, 2016	December 31, 2015
Amounts Payable to the Manager under the Management Agreement
Base management fee	2,015	1,133
Operating expense reimbursements and direct expense reimbursements	274	218
Offering expense reimbursements	120	—
Total amounts payable to Manager	$2,409	$1,351

As of December 31, 2016 and 2015, the Company had none and $0.1 million, respectively, in payables due to related parties other than our Manager and Former Advisor.

As of December 31, 2016 and 2015, the Company had $0.9 million and $0.9 million, respectively, in receivables due to us from related parties other than our Manager primarily for accrued preferred returns from the prior month.

Other Related Party Transactions

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

See Note 7 for a discussion of EOS related party transactions.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 — Related Party Transactions  – (continued)

Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The Company invests with related parties in various joint ventures in which the Company owns either preferred or common interests. Please refer to Note 7 for further information.

Notes and interest receivable from related party

The Company provided a mezzanine loan to a related party in conjunction with the development of a multifamily community. Please refer to Note 6 and 7 for further information.

Bluerock Property Management, LLC

The Company incurred $0.1 million and $0.1 million in property management fees to Bluerock Property Management, LLC, an affiliate of the Company, on behalf of the North Park Towers property during the years ended December 31, 2015 and 2014, respectively. No property management fees were payable in 2016 due to the sale of North Park Towers in October 2015.

Note 11 — Stockholders’ Equity

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stockholders’ Equity  – (continued)

The following table reconciles the components of basic and diluted net loss (income) per common share (amounts in thousands, except share and per share amounts):

	Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share data)
Income (loss) from continuing operations	$(2,974)	$7,643	$(6,674)
Net (income) loss from continuing operations attributable to noncontrolling interest	(1,355)	(5,855)	1,386
Preferred share dividends and accretion	(14,656)	(1,153)	—
Dividends on restricted stock expected to vest	(4)	(16)	(7)
Income (loss) from continuing operations attributable to BRG	$(18,989)	$619	$(5,295)
Income from discontinued operations	—	—	116
Income from discontinued operations attributable to BRG	—	—	116
Net income (loss) attributable to common stockholders	$(18,989)	$619	$(5,179)
Weighted average shares outstanding, basic(1)	20,805,852	17,404,348	5,381,787
Potential dilutive shares(2)	—	12,850	—
Weighted average shares outstanding, diluted(1)	20,805,852	17,417,198	5,381,787
Earnings (loss) per common share, basic
Continuing operations	$(0.91)	$0.04	$(0.98)
Discontinued operations	—	—	0.02
	$(0.91)	$0.04	$(0.96)
Earnings (loss) per common share, diluted
Continuing operations	$(0.91)	$0.04	$(0.98)
Discontinued operations	—	—	0.02
	$(0.91)	$0.04	$(0.96)

The number of shares and per share amounts for 2014 have been retroactively restated to reflect the two reverse stock splits of the Class B common stock discussed below.

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

(1)	For 2016, amounts relate to shares of the Company’s Class A and B-3 common stock and LTIP Units outstanding. For 2015 and 2014, amounts relate to shares of the Company’s Class A, B-1, B-2, and B-3 common stock and LTIP Units outstanding.
(2)	Excludes 4,282 shares of common stock for the year ended December 31, 2016, related to non-vested restricted stock, as the effect would be anti-dilutive. Excludes 5,280 shares of Class B common stock for the year ended December 31, 2014 related to non-vested restricted stock, as the effect would be anti-dilutive.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stockholders’ Equity  – (continued)

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

In connection with the IPO, on January 23, 2014, the Company’s stockholders approved the second articles of amendment and restatement to the Company’s charter, (“Second Charter Amendment”), that provided, among other things, for the designation of a new share class of Class A common stock, and for the change of each existing outstanding share of its common stock into:

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

The Company refers to Class B-1 common stock, Class B-2 common stock and Class B-3 common stock collectively as “Class B” common stock. The Company listed its Class A common stock on the NYSE MKT on March 28, 2014. The Class B common stock was identical to the Class A common stock, except that (i) the Company did not list the Class B common stock on a national securities exchange, and (ii) shares of the Class B common stock converted automatically into shares of Class A common stock at specified times, as follows:

•	March 23, 2015, in the case of the Class B-1 common stock;
•	September 19, 2015, in the case of the Class B-2 common stock; and
•	March 17, 2016, in the case of the Class B-3 common stock.

On March 23, 2015, 353,630 shares of Class B-1 common stock converted into Class A common stock in accordance with the above, and no Class B-1 common stock remains outstanding. On September 19, 2015, 353,630 shares of Class B-2 common stock converted into Class A common stock in accordance with the above, and no Class B-2 common stock remains outstanding. On March 17, 2016, 353,629 shares of Class B-3 common stock converted into Class A common stock in accordance with the above, and no Class B-3 common stock remains outstanding. As a result of these conversions, there are no shares of Class B common stock outstanding.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stockholders’ Equity  – (continued)

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

On October 13, 2016, the Company completed an underwritten offering (the “October 2016 Preferred Stock Offering”) of 2,700,000 shares of 7.125% Series D Cumulative Preferred Stock, par value $0.01 per share, liquidation preference $25.00 per share. The shares were registered with the SEC pursuant to the

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stockholders’ Equity  – (continued)

January 2016 Shelf Registration Statement. The public offering price of $25.00 per share was announced on October 6, 2016. Net proceeds of the October 2016 Preferred Stock Offering were approximately $65.0 million after deducting underwriting discounts and commissions and estimated offering costs. On November 3, 2016, the Company closed on the sale of 150,602 shares of Series D preferred stock for proceeds of approximately $3.7 million pursuant to the underwriters’ exercise of the overallotment option.

At-the-Market Offerings

On March 29, 2016, the Company, its Operating Partnership and its Manager entered into an At Market Issuance Sales Agreement (the “Series A Sales Agreement”) with FBR Capital Markets & Co. (“FBR”), and MLV & Co. LLC (“MLV”). Pursuant to the Series A Sales Agreement, FBR and MLV will act as distribution agents with respect to the offering and sale of up to $100,000,000 in shares of Series A Preferred Stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE MKT, or on any other existing trading market for Series A Preferred Stock or through a market maker (the “Series A ATM Offering”). Since March 31, 2016, the Company sold 146,460 shares of Series A Preferred Stock in the ATM Offering through April 8, 2016. On April 8, 2016, the Company delivered notice to each of FBR and MLV, pursuant to the terms of the Series A Sales Agreement, to suspend all sales under the Series A ATM Offering. As of December 31, 2016, the Company has sold 146,460 shares of Series A Preferred Stock in the Series A ATM Offering for net proceeds of approximately $3.6 million after commissions.

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

On September 14, 2016, the Company, its Operating Partnership and its Manager entered into an At Market Issuance Sales Agreement (the “Series C Sales Agreement”) with FBR. Pursuant to the Series C Sales Agreement, FBR will act as distribution agent with respect to the offering and sale of up to $36,000,000 in shares of Series C Preferred Stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE MKT, or on any other existing trading market for Series C Preferred Stock or through a market maker (the “Series C ATM Offering”). Since September 14, 2016, the Company sold 23,750 shares of Series C Preferred Stock in the Series C ATM Offering through September 27, 2016. On September 27, 2016, the Company delivered notice to FBR, pursuant to the terms of the Series C Sales Agreement, to suspend all sales under the Series C ATM Offering. As of December 31, 2016, the Company has sold 23,750 shares of Series C Preferred Stock in the Series C ATM Offering for net proceeds of approximately $0.6 million after commissions.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stockholders’ Equity  – (continued)

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

On February 22, 2016, the Company’s board of directors authorized the termination of the offering of the Original Series B Preferred Stock in order to revise certain terms thereof, and the reclassification of the Original Series B Preferred Stock. On February 23, 2016, the Company terminated the offering of the Original Series B Preferred Stock, and on February 24, 2016, the Company filed a new prospectus supplement to the December 2014 Shelf Registration Statement offering a maximum of 150,000 Units (the “Series B Units”) consisting of 150,000 shares of the reclassified Series B redeemable preferred stock (the “Series B Preferred Stock”) and warrants (the “Warrants”) to purchase 3,000,000 shares of Class A common stock (liquidation preference $1,000 per share of Series B Preferred Stock) (the “Series B Preferred Offering”). As of December 31, 2016, the Company has sold 21,482 shares of Series B Preferred Stock and 21,482 Warrants to purchase 429,640 shares of Class A common stock for net proceeds of approximately $19.3 million after commissions and fees.

8.250% Series A Cumulative Redeemable Preferred Stock

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stockholders’ Equity  – (continued)

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

7.625% Series C Cumulative Redeemable Preferred Stock

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

7.125% Series D Cumulative Redeemable Preferred Stock

The Series D Preferred Stock ranks senior to common stock and on parity with the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock as to rights upon liquidation, dissolution or winding up. The Series D Preferred Stock is entitled to priority cumulative dividends to be paid quarterly, in arrears, when, as and if authorized by the board of directors. After October 13, 2021, the Company can redeem for a redemption price of $25.00 per share plus any accrued and unpaid dividends.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stockholders’ Equity  – (continued)

Prior to the completion of the IPO, the Company owned, directly and indirectly, 100% of the limited partnership units in the Operating Partnership. Effective as of the completion of the IPO, limited partners other than the Company owned approximately 9.87% of the Operating Partnership (282,759 OP Units, or 4.59%, were held by OP Unit holders, and 325,578 LTIP Units, or 5.28%, were held by LTIP Unit holders.) As of December 31, 2016, limited partners other than the Company owned approximately 8.86% of the Operating Partnership (297,861 OP Units, or 1.39%, is held by OP Unit holders, and 1,603,527 LTIP Units, or 7.47%, is held by LTIP Unit holders.)

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stockholders’ Equity  – (continued)

On March 24, 2015, in accordance with the Company’s 2014 Equity Incentive Plan for Individuals (the “2014 Individuals Plan”), the Board authorized and each of the Company’s independent directors received two grants of 2,500 restricted shares of the Company’s Class A common stock. The first grant of 2,500 restricted shares related to services rendered in 2014 (each, a “2014 Restricted Stock Award”), while the second grant of 2,500 restricted shares relates to services rendered or to be rendered in 2015 (each, a “2015 Restricted Stock Award”). The vesting schedule for each 2014 Restricted Stock Award is as follows: (i) 834 shares as of March 24, 2015, (ii) 833 shares on March 24, 2016, and (iii) 833 shares on March 24, 2017. The vesting schedule for each 2015 Restricted Stock Award is as follows: (i) 834 shares as of March 24, 2016, (ii) 833 shares on March 24, 2017, and (iii) 833 shares on March 24, 2018. The stock awards were made pursuant to certain stock award agreements by and between the Company and each independent director, each dated effective as of March 24, 2015 (collectively, the “2014 – 2015 Stock Award Agreements”).

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

On February 22, 2016, the board reviewed peer REIT compensation practices for independent directors, and found that equity awards for peer REITs generally vest either on the grant date, or after one year. In order to normalize compensation practices with peer REITs, on February 22, 2016, the board approved the amendment of each of the 2014 – 2015 Stock Award Agreements, effective as of March 24, 2016, such that the Stock Awards that did not vest on the grant date of March 24, 2015 vested on the one-year anniversary of such grant date. As a result, (i) 1,666 shares of the 2014 Stock Award to each independent director, and (ii) all 2,500 shares of the 2015 Stock Award to each independent director, became vested and nonforfeitable on March 24, 2016. The expense for the accelerated vesting was approximately $0.1 million which was recorded in the three months ended March 31, 2016.

On March 24, 2016, the Company granted a total of 7,500 shares of Class A common stock to its independent directors. The fair value of the grants was approximately $0.1 million and the shares vested immediately.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stockholders’ Equity  – (continued)

A summary of the status of the Company’s non-vested shares as of December 31, 2016, 2015 and 2014, is as follows (dollars in thousands):

Non-Vested shares	Shares(1)	Weighted average grant-date fair value(1)
Balance at January 1, 2014	6,593	$22.75
Granted	—	—
Vested	(2,637)	22.75
Forfeited	—	—
Balance at December 31, 2014	3,956	22.75
Granted	15,000	13.15
Vested	(4,480)	17.39
Forfeited	—	—
Balance at December 31, 2015	14,476	$14.46
Granted	7,500	10.33
Vested	(21,317)	12.75
Forfeited	—	—
Balance at December 31, 2016	659	$22.75

(1)	The number of shares and per share amounts for the prior period have been retroactively restated to reflect the two reverse stock splits of the Class B common stock discussed above.

Stock compensation expense related to the stock compensation plans was approximately $210,000, $126,000 and $48,000 for the years ended December 31, 2016, 2015 and 2014. At December 31, 2016, there was $8,750 of total unrecognized compensation cost related to unvested restricted stocks granted under the independent director compensation plan. The original cost is expected to be recognized over a period of 0.6 years.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Equity Incentive Plans — LTIP Grants

On July 2, 2015, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the Manager. The equity grant consisted of 283,390 LTIP Units (the “2015 LTIP Units”). The 2015 LTIP Units will vest ratably over a three-year period that began in July 2015, subject to certain terms and conditions. On August 3, 2016, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the Manager. The equity grant consisted of 176,610 LTIP Units (the “2016 LTIP Units”). The 2016 LTIP Units will vest ratably over a three-year period that began in August 2016, subject to certain terms and conditions. These LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock. These LTIP Units provide for the payment of distribution equivalents at the same time distributions are paid to holders of the Company’s Class A common stock.

LTIP expense of $2.4 million and $1.0 million was recorded as part of general and administrative expenses for the years ended December 31, 2016 and 2015 respectively, related to the 2015 LTIP Units and the 2016 LTIP Units. The expense recognized during 2016 and 2015 was based on the Class A common stock closing price at the vesting date or the end of the period, as applicable.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stockholders’ Equity  – (continued)

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid or Payable
Class A common stock
October 7, 2015	December 25, 2015	$0.096667	January 5, 2016
January 13, 2016	January 25, 2016	$0.096666	February 5, 2016
January 13, 2016	February 25, 2016	$0.096667	March 5, 2016
January 13, 2016	March 24 2016	$0.096667	April 5, 2016
April 8, 2016	April 25, 2016	$0.096666	May 5, 2016
April 8, 2016	May 25, 2016	$0.096667	June 6, 2016
April 8, 2016	June 24, 2016	$0.096667	July 5, 2016
July 8, 2016	July 25, 2016	$0.096666	August 5, 2016
July 8, 2016	August 25, 2016	$0.096667	September 5, 2016
July 8, 2016	September 23, 2016	$0.096667	October 5, 2016
October 4, 2016	October 25, 2016	$0.096666	November 4, 2016
October 4, 2016	November 25, 2016	$0.096667	December 5, 2016
October 4, 2016	December 23, 2016	$0.096667	January 5, 2017
Class B-3 common stock
October 7, 2015	December 25, 2015	$0.096667	January 5, 2016
January 13, 2016	January 25, 2016	$0.096666	February 5, 2016
January 13, 2016	February 25, 2016	$0.096667	March 5, 2016
Series A Preferred Stock
December 14, 2015	December 24, 2015	$0.401000	January 5, 2016
March 11, 2016	March 24, 2016	$0.515625	April 5, 2016
June 10, 2016	June 24, 2016	$0.515625	July 5, 2016
September 9, 2016	September 23, 2016	$0.515625	October 5, 2016
December 9, 2016	December 23, 2016	$0.515625	January 5, 2017
Series B Preferred Stock
April 15, 2016	April 25, 2016	$5.00	May 5, 2016
May 13, 2016	May 25, 2016	$5.00	June 3, 2016
June 10, 2016	June 24, 2016	$5.00	July 5, 2016
July 8, 2016	July 25, 2016	$5.00	August 5, 2016
July 8, 2016	August 25, 2016	$5.00	September 5, 2016
July 8, 2016	September 23, 2016	$5.00	October 5, 2016
October 4, 2016	October 25, 2016	$5.00	November 4, 2016
October 4, 2016	November 25, 2016	$5.00	December 5, 2016
October 4, 2016	December 23, 2016	$5.00	January 5, 2017
Series C Preferred Stock
September 9, 2016	September 23, 2016	$0.39184	October 5, 2016
December 9, 2016	December 23, 2016	$0.4765625	January 5, 2017
Series D Preferred Stock
December 9, 2016	December 23, 2016	$0.3859	January 5, 2017

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Stockholders’ Equity  – (continued)

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate.

Holders of OP and LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of the Company’s Class A common stock.

The Company has a dividend reinvestment plan that allows for participating stockholders to have their dividend distributions automatically invested in additional Class A common shares based on the average price of the shares on the investment date. The Company plans to issue Class A common shares to cover shares required for investment.

Distributions paid for the year ended December 31, 2016 were as follows (amounts in thousands):

	Distributions
2016	Declared	Paid
First Quarter
Class A Common Stock	$5,604	$5,569
Class B-3 Common Stock	68	102
Series A Preferred Stock	1,482	1,153
OP Units	89	89
LTIP Units	283	270
Total first quarter	$7,526	$7,183
Second Quarter
Class A Common Stock	$5,674	$5,674
Series A Preferred Stock	2,951	1,481
Series B Preferred Stock	18	8
OP Units	89	89
LTIP Units	328	319
Total second quarter	$9,060	$7,571
Third Quarter
Class A Common Stock	$5,674	$5,674
Series A Preferred Stock	2,950	2,951
Series B Preferred Stock	88	54
Series C Preferred Stock	902	—
OP Units	88	89
LTIP Units	394	348
Total third quarter	$10,096	$9,116
Fourth Quarter
Class A Common Stock	$5,674	$5,674
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	215	164
Series C Preferred Stock	1,107	902
Series D Preferred Stock	1,100	—
OP Units	87	87
LTIP Units	450	454
Total fourth quarter	$11,583	$10,231
Total year	$38,265	$34,101

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Commitments and Contingencies

The Company is subject to various legal actions and claims arising in the ordinary course of business. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations or liquidity of the Company.

Note 13 — Selected Quarterly Financial Data (Unaudited)

The following table sets forth summarized quarterly financial data for the year ended December 31, 2016:

	Quarters Ended 2016
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Total revenue	$16,634	$18,399	$19,624	$22,394
Operating (loss) income	$(1,165)	$(147)	$1,188	$(913)
Net (loss) income	$(2,625)	$(1,961)	$1,568	$39
Net loss available to common shareholders	$(4,135)	$(5,043)	$(2,551)	$(7,260)
Loss per common share, basic:(1)	$(0.20)	$(0.24)	$(0.12)	$(0.34)
Loss per common share, diluted:(1)	$(0.20)	$(0.24)	$(0.12)	$(0.34)

(1)	EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for the year ended December 31, 2016.

The following table sets forth summarized quarterly financial data for the year ended December 31, 2015:

	Quarters Ended 2015
	March 31(1)	June 30(1)	September 30(1)	December 31(1)
	(In thousands, except per share amounts)
Total revenue	$9,036	$10,469	$11,560	$13,200
Operating (loss) income	$(420)	$701	$(12)	$(1,883)
Net income (loss)	$9,347	$(704)	$(602)	$(398)
Net income (loss) available to common shareholders	$3,313	$(582)	$(574)	$(1,523)
Earnings (loss) per common share, basic:(1)	$0.26	$(0.04)	$(0.03)	$(0.07)
Earnings (loss) per common share, diluted:(1)	$0.26	$(0.04)	$(0.03)	$(0.07)

(1)	EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for the year ended December 31, 2015.

Note 14 — Subsequent Events

Distributions Declared

On January 6, 2017, our board of directors authorized, and we declared, monthly dividends for the first quarter of 2017 equal to a quarterly rate of $0.29 per share on our Class A common stock, payable to the stockholders of record as of January 25, 2017, February 24, 2017 and March 24, 2017, which was paid in cash on February 3, 2017, and which will be paid in cash on March 3, 2017 and April 5, 2017, respectively. Holders of OP and LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of our Class A common stock.

The declared dividends equal a monthly dividend on the Class A common stock as follows: $0.096666 per share for the dividend paid to stockholders of record as of January 25, 2017, $0.096667 per share for the dividend paid to stockholders of record as of February 24, 2017, and $0.096667 per share for the dividend

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Subsequent Events  – (continued)

paid to stockholders of record as of March 24, 2017. A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that we will continue to declare dividends or at this rate.

On January 6, 2017, our board of directors authorized, and we declared monthly dividends for the first quarter of 2017 equal to monthly rate of $5.00 per share on our Series B Preferred Stock, payable monthly to the stockholders of record as of January 25, 2017, February 24, 2017 and March 24, 2017, which was paid in cash on February 3, 2017, and which will be paid in cash on March 3, 2017 and April 5, 2017, respectively.

Issuance of LTIP Units for Payment of the Fourth Quarter 2016 Base Management Fee

The Manager earned a base management fee of $2.0 million during the fourth quarter of 2016. This amount was payable 50% in LTIP Units with the other 50% payable in either cash or LTIP Units at the discretion of the Company’s board of directors. Upon consultation with the Manager, the board of directors elected to pay 100% of the base management fee and operating expense reimbursement in LTIP Units.

Distributions Paid

The following distributions have been paid subsequent to December 31, 2016 (amounts in thousands):

Shares	Declaration Date	Record Date	Date Paid	Distributions per Share	Total Distribution
Class A Common Stock	October 4, 2016	December 23, 2016	January 5, 2017	$0.0966670	$1,892
Series A Preferred Stock	December 9, 2016	December 23, 2016	January 5, 2017	$0.5156250	$2,950
Series B Preferred Stock	October 4, 2016	December 23, 2016	January 5, 2017	$5.0000000	$95
Series C Preferred Stock	December 9, 2016	December 23, 2016	January 5, 2017	$0.4765625	$1,107
Series D Preferred Stock	December 9, 2016	December 23, 2016	January 5, 2017	$0.3859000	$1,100
OP Units	October 4, 2016	December 23, 2016	January 5, 2017	$0.0966670	$29
LTIP Units	October 4, 2016	December 23, 2016	January 5, 2017	$0.0966670	$155
Class A Common Stock	January 13, 2017	January 25, 2017	February 3, 2017	$0.096666	$2,336
Series B Preferred Stock	January 13, 2017	January 25, 2017	February 3, 2017	$0.096666	$119
OP Units	January 13, 2017	January 25, 2017	February 3, 2017	$0.096666	$29
LTIP Units	January 13, 2017	January 25, 2017	February 3, 2017	$0.096666	$155
Total					$9,967

January 2017 Offering of Class A Common Stock

Subsequent to year end, on January 17, 2017, the Company completed an underwritten offering (the “January 2017 Class A Common Stock Offering”) of 4,000,000 shares of its Class A common stock, par value $0.01 per share. The shares were registered with the SEC pursuant to the January 2016 Shelf Registration Statement. The public offering price of $13.15 per share was announced on January 11, 2017. Net proceeds of the January 2017 Class A Common Stock Offering were approximately $49.8 million after deducting underwriting discounts and commissions and estimated offering costs. On January 24, 2017, the Company closed on the sale of 600,000 shares of Class A common stock for proceeds of approximately $7.5 million pursuant to the underwriters’ full exercise of the overallotment option.

Increase in West Morehead Mezzanine Financing

On January 5, 2017, the Company increased the amount of its mezzanine loan, or the BRG West Morehead Mezz Loan, to BR Morehead JV Member, LLC, or BR Morehead JV Member, to approximately $24.6 million, as disclosed in Note 6, “Notes and Interest Receivable due from Related Party,” to our Notes to the Consolidated Financial Statements.

APOK Redemption of Common Equity Investment and Mezzanine Financing

On January 6, 2017, (i) Fund II redeemed the common equity interest held by BRG Boca, LLC, or BRG Boca, a wholly-owned subsidiary of the Operating Partnership, in BR Boca JV Member, LLC, or BR Boca JV Member, for $7.3 million, (ii) BRG Boca obtained a 0.5% common equity interest in

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Subsequent Events  – (continued)

BR Boca JV Member, and (iii) the Company, through BRG Boca, provided a mezzanine loan in the amount of $11.2 million to BR Boca JV Member, or the BRG Boca Mezz Loan. The BRG Boca Mezz Loan is secured by the BR Boca JV Member’s approximate 89.6% common equity interest in in a multi-tiered joint venture, along with Fund II, an affiliate of the Manager, and NCC Development Group, or the Boca JV, which intends to develop an approximately 90-unit Class A townhome apartment community located in Boca Raton, Florida to be known as APOK Townhomes. The BRG Boca Mezz Loan bears interest at a fixed rate of 15.0%, and matures on January 6, 2020. Regular monthly payments are interest-only during the initial term, and the BRG Boca Mezz Loan can be prepaid without penalty. The Company has the right to exercise an option to purchase, at the greater of a 25 basis point discount to fair market value or a 15% internal rate of return for Fund II, up to a 100% common membership interest in BR Boca JV Member, which is 99.5% owned by Fund II and which currently holds an approximate 89.6% common equity interest in the Boca JV and in the APOK Townhomes property, subject to certain promote rights of our unaffiliated development partner.

Acquisition of Preston View Apartments

On February 17, 2017, the Company, through subsidiaries of its Operating Partnership, completed an investment of approximately $20.0 million, to acquire 100% of a 382-unit, Class A apartment community located in Morrisville, North Carolina known as Preston View Apartments. Preston View Apartments’ purchase price of approximately $59.5 million was funded, in part, with a $41.1 million senior mortgage loan secured by the Preston View Apartments property and improvements (the “Preston View Loan”). The Preston View Loan matures March 1, 2024 and bears interest on a floating basis on the amount drawn based on LIBOR plus 2.07%, capped at 5.50%. Regular monthly payments are interest-only during the initial two years, with payments based on thirty-year amortization thereafter. The Company provided certain standard scope non-recourse carveout guarantees in conjunction with the Preston View Loan.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Bluerock Residential Growth, Inc.
New York, New York

The audits referred to in our report dated February 21, 2017 relating to the consolidated financial statements of Bluerock Residential Growth, Inc., which is contained in Item 8 of this Form 10-K, also included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

New York, New York
February 21, 2017

Bluerock Residential Growth REIT, Inc.

Schedule III — Real Estate and Accumulated Depreciation

December 31, 2016

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
	Location	Encumbrance	Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed
Property			Land	Building and Improvements		Land	Building and Improvements	Total
Real Estate Held for Investment
Enders Place at Baldwin Park	FL	24,732	4,750	20,171	4,566	5,453	24,034	29,487	3,519	2012	3 – 40 Years
MDA Apartments	IL	37,124	9,500	52,164	235	9,500	52,399	61,899	7,526	2012	3 – 40 Years
Village Green of Ann Arbor	MI	41,547	4,200	52,214	1,414	4,200	53,628	57,828	5,421	2014	3 – 40 Years
Lansbrook Village	FL	57,190	6,852	50,203	6,786	7,453	56,388	63,841	5,358	2014	3 – 40 Years
ARIUM Grandewood	FL	34,294	5,200	37,220	666	5,200	37,886	43,086	2,653	2014	3 – 40 Years
Park & Kingston	NC	18,432	3,060	24,353	2,918	3,360	26,971	30,331	1,618	2015	3 – 40 Years
Fox Hill	TX	26,705	4,180	33,171	322	4,180	33,493	37,673	2,241	2015	3 – 40 Years
Ashton I	NC	31,900	4,000	40,944	98	4,000	41,042	45,042	1,960	2015	3 – 40 Years
ARIUM Palms	FL	24,999	4,030	32,248	717	4,030	32,965	36,995	1,737	2015	3 – 40 Years
Sorrel	TX	38,684	6,710	47,444	209	6,710	47,653	54,363	2,356	2015	3 – 40 Years
Sovereign	TX	28,880	2,800	40,609	163	2,800	40,772	43,572	1,946	2015	3 – 40 Years
Ashton II	NC	15,270	1,900	19,517	4	1,900	19,521	21,421	692	2015	3 – 40 Years
ARIUM at Palmer Ranch	FL	26,925	7,800	30,597	1,011	7,800	31,608	39,408	1,010	2016	3 – 40 Years
ARIUM Gulfshore	FL	32,626	10,000	36,047	1,596	10,000	37,643	47,643	1,169	2016	3 – 40 Years
The Preserve at Henderson Beach	FL	36,989	4,100	50,117	567	4,100	50,684	54,784	1,255	2016	3 – 40 Years
ARIUM Westside	GA	52,150	8,657	63,402	240	8,657	63,642	72,299	814	2016	3 – 40 Years
Nevadan	GA	48,431	14,513	52,324	149	14,513	52,473	66,986	284	2016	3 – 40 Years
ARIUM Pine Lakes	FL	26,950	5,760	31,854	29	5,760	31,883	37,643	249	2016	3 – 40 Years
The Brodie	TX	34,825	5,400	42,497	160	5,400	42,657	48,057	141	2016	3 – 40 Years
Roswell City Walk	GA	51,000	8,423	66,249	5	8,423	66,254	74,677	188	2016	3 – 40 Years
Legacy at Southpark	TX	26,500	3,500	32,471	18	3,500	32,489	35,989	—	2016	3 – 40 Years
Subtotal		716,153	125,335	855,816	21,873	126,939	876,085	1,003,024	42,137
Property Under Development
Crescent Perimeter	GA	—	12,250	4,052	1,335	12,250	5,387	17,637	—	2016	3 – 40 Years
Vickers Village	GA	—	3,085	4,919	549	3,085	5,468	8,553	—	2016	3 – 40 Years
Subtotal		—	15,335	8,971	1,884	15,335	10,855	26,190	—
Total		$716,153	$140,670	$864,787	$23,757	$142,274	$886,940	$1,029,214	$42,137

Bluerock Residential Growth REIT, Inc.

Notes to Schedule III

December 31, 2016

1. Reconciliation of Real Estate Properties

The following table reconciles the Real Estate Properties from January 1, 2014 to December 31, 2016.

	2016	2015	2014
Balance at January 1	$556,820	$299,686	$168,514
Construction and acquisition cost	508,218	272,602	212,973
Disposition of real estate	(35,824)	(15,468)	(81,801)
Balance at December 31	$1,029,214	$556,820	$299,686

2. Reconciliation of Accumulated Depreciation

The following table reconciles the Real Estate Properties from January 1, 2014 to December 31, 2016.

	2016	2015	2014
Balance at January 1	$23,437	$11,275	$5,509
Current year depreciation expense	23,580	12,445	8,367
Disposition of real estate	(4,880)	(283)	(2,601)
Balance at December 31	$42,137	$23,437	$11,275

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

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
3.2	Articles of Amendment of the Company, incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-184006)
3.3	Second Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)
3.4	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, dated March 26, 2014, incorporated by reference to Exhibit 3.6 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)
3.5	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, dated March 26, 2014, incorporated by reference to Exhibit 3.7 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)
3.6	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, dated March 31, 2014, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed April 1, 2014
3.7	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, dated March 31, 2014, incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed April 1, 2014
3.8	Articles Supplementary of the Company, dated October 20, 2015, incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-A filed October 20, 2015
3.9	Articles Supplementary of the Company, dated December 16. 2015, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 22, 2015
3.10	Articles Supplementary of the Company, dated February 26, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 1, 2016
3.11	Articles Supplementary of the Company, dated March 29, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 29, 2016
3.12	Articles Supplementary of the Company, dated July 15, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 18, 2016
3.13	Articles Supplementary of the Company, dated October 10, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 12, 2016
3.14	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

Exhibit Number	Description
4.1	LTIP Unit Vesting Agreement, between and among the Company, Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated April 2, 2014, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
4.2	Registration Rights Agreement by and among Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund III, LLC, BR SOIF II Manager, LLC, BR SOIF III Manager, LLC and the Company, dated April 2, 2014, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on April 8, 2014
4.3	Registration Rights Agreement among BR-NPT Springing Entity, LLC, BR-North Park Towers, LLC and the Company, dated April 2, 2014, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on April 8, 2014
4.4	Tax Protection Agreement by and among the Company, Bluerock Residential Holdings, L.P. and BR-NPT Springing Entity, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on April 8, 2014
4.5	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and R. Ramin Kamfar, dated April 2, 2014, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed April 8, 2014
4.6	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Gary T. Kachadurian, dated April 2, 2014, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed April 8, 2014
4.7	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Michael L. Konig, dated April 2, 2014, incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed April 8, 2014
4.8	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Christopher J. Vohs, dated April 2, 2014, incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed April 8, 2014
4.9	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and I. Bobby Majumder, dated April 2, 2014, incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed April 8, 2014
4.10	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Brian D. Bailey, dated April 2, 2014, incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed April 8, 2014
4.11	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Romano Tio, dated April 2, 2014, incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed April 8, 2014
4.12	LTIP Unit Vesting Agreement by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., and BRG Manager, LLC, dated July 2, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2015
4.13	Stock Award Agreement by and between the Company and Brian D. Bailey, dated as of March 24, 2015, incorporated by reference to Exhibit 4.60 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
4.14	Stock Award Agreement by and between the Company and I. Bobby Majumder, dated as of March 24, 2015, incorporated by reference to Exhibit 4.61 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
4.15	Stock Award Agreement by and between the Company and Romano Tio, dated as of March 24, 2015, incorporated by reference to Exhibit 4.62 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

Exhibit Number	Description
4.16	Form of Amendment to Stock Award Agreement, incorporated by reference to Exhibit 4.63 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
4.17	LTIP Unit Vesting Agreement by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., and BRG Manager, LLC, dated August 3, 2016, incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016
4.18	Letter Agreement, by and between Bluerock Residential Growth REIT, Inc. and Cetera Financial Group, Inc., dated as of February 6, 2017, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 8, 2016
10.1	Management Agreement by and among the Company, Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2014
10.2	Third Amended and Restated Advisory Agreement between Bluerock Multifamily Advisor, LLC, Bluerock Multifamily Holdings, L.P. and the Company dated February 27, 2013, incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-184006)
10.3	Investment Allocation Agreement between Bluerock Real Estate, L.L.C., BRG Manager, LLC, and the Company, dated April 2, 2014, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 8, 2014
10.4	Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated April 2, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed on April 8, 2014
10.5	First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 21, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 21, 2015
10.6	Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated December 21, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 22, 2015
10.7	Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated March 1, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 1, 2016
10.8	Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated July 15, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 18, 2016
10.9	Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 11, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 12, 2016
10.10	Limited Liability Company/Joint Venture Agreement of BR Springhouse Managing Member, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.11	Limited Liability Company/Joint Venture Agreement of BR Hawthorne Springhouse JV, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.12	Property Management Agreement by and between BR Springhouse, LLC and Hawthorne Residential Partners, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

Exhibit Number	Description
10.13	Multifamily Deed of Trust, Assignment of Rents and Security Agreement by BR Springhouse, LLC for the benefit of CW Capital, LLC, dated December 3, 2009, incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.14	Amended and Restated Limited Liability Company Agreement of BR Creekside Managing Member, LLC, dated as of March 31, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010
10.15	Amended and Restated Limited Liability Company Agreement of BR Hawthorne Creekside JV, LLC, dated as of March 31, 2010, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010
10.16	Amended and Restated Limited Liability Company Agreement of BR Augusta JV Member, LLC, dated as of September 1, 2010, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.17	Limited Liability Company Agreement of BSF/BR Augusta JV, LLC, dated as of July 29, 2010, incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.18	First Amendment to Amended and Restated Limited Liability Company Agreement of BR Creekside Managing Member, LLC, dated as of June 27, 2012, incorporated by reference to Exhibit 10.53 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.19	First Amendment to Limited Liability Company Agreement of BR Springhouse Managing Member, LLC, dated as of June 27, 2012, incorporated by reference to Exhibit 10.54 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.20	Limited Liability Company Agreement of BR Enders Managing Member, LLC, dated as of October 2, 2012, incorporated by reference to Exhibit 10.59 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.21	Limited Liability Company Agreement of Waypoint Bluerock Enders JV, LLC, dated as of October 2, 2012, incorporated by reference to Exhibit 10.60 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.22	Amended and Restated Limited Liability Company Agreement of Waypoint Enders Owner, LLC, dated as of October 2, 2012, incorporated by reference to Exhibit 10.61 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.23	Multifamily Note — CME by and between Waypoint Enders Owner, LLC and Jones Lang LaSalle Operations, L.L.C., dated October 2, 2012, incorporated by reference to Exhibit 10.62 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.24	Multifamily Loan and Security Agreement — CME by and among Waypoint Enders Owner, LLC and Jones Lang LaSalle Operations, L.L.C., dated October 2, 2012, incorporated by reference to Exhibit 10.63 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.25	Backstop Agreement by and among Robert C. Rohdie, Waypoint Enders Investors, LP, Waypoint Enders GP, LLC and BR Enders Managing Member, LLC, dated October 2, 2012, incorporated by reference to Exhibit 10.64 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

Exhibit Number	Description
10.26	Property Management Agreement by and among Waypoint Enders Owner, LLC and Bridge Real Estate Group, LLC d/b/a Waypoint Management, dated October 2, 2012, incorporated by reference to Exhibit 10.65 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.27	Asset Management Agreement by and among Waypoint Enders Owner, LLC and Waypoint Residential, LLC dated October 2, 2012, incorporated by reference to Exhibit 10.66 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.28	Line of Credit and Security Agreement by and among Bluerock Enhanced Multifamily Trust, Inc., Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated October 12, 2012, incorporated by reference to Exhibit 10.67 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.29	Promissory Note by and between Bluerock Enhanced Multifamily Trust, Inc., Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated October 2, 2012, incorporated by reference to Exhibit 10.68 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.30	Operating Agreement of BR Stonehenge 23Hundred JV, LLC, dated as of October 18, 2012, incorporated by reference to Exhibit 10.73 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.31	Amended and Restated Note by MDA City Apartments, LLC in favor of MONY Life Insurance Company, dated as of December 17, 2012, incorporated by reference to Exhibit 10.76 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.32	Amended and Restated Mortgage, Security Agreement and Fixture Filing by MDA City Apartments, LLC in favor of MONY Life Insurance Company, dated as of December 17, 2012, incorporated by reference to Exhibit 10.77 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.33	Sixth Loan Modification Agreement by and among MDA City Apartments, LLC, Jonathan Holtzman, Bluerock Special Opportunity + Income Fund, LLC and MONY Life Insurance Company, dated as of December 17, 2012, incorporated by reference to Exhibit 10.78 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.34	Guaranty of Note and Mortgage by MDA City Apartments, LLC, Jonathan Holtzman and Bluerock Special Opportunity + Income Fund, LLC to and for the benefit of MONY Life Insurance Company, dated as of December 17, 2012, incorporated by reference to Exhibit 10.79 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.35	Limited Liability Company Agreement of BR MDA Investors, LLC, dated as of December 17, 2012, incorporated by reference to Exhibit 10.80 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.36	Limited Liability Company Agreement of BR VG MDA JV Member, LLC, dated as of December 17, 2012, incorporated by reference to Exhibit 10.81 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.37	Amended and Restated Operating Agreement of MDA City Apartments, LLC, dated as of December 17, 2012, incorporated by reference to Exhibit 10.82 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

Exhibit Number	Description
10.38	Asset Management Agreement by and among MDA City Apartments, LLC and Holtzman Interests #17A, LLC, dated as of December 17, 2012, incorporated by reference to Exhibit 10.83 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.39	Management Agreement by and among MDA City Apartments, LLC and Village Green Management Company LLC, dated as of December 14, 2012, incorporated by reference to Exhibit 10.84 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.40	Membership Interest Purchase Agreement by and among BEMT Berry Hill, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated December 17, 2012, incorporated by reference to Exhibit 10.85 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.41	Amended and Restated Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated December 26, 2012, incorporated by reference to Exhibit 10.88 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.42	First Amendment to Amended and Restated Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated August 13, 2013, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013
10.43	Second Amended and Restated Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated August 29, 2013, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013
10.44	First Amendment to Limited Liability Company Agreement of BR Meadowmont Managing Member, LLC, dated as of June 27, 2012, incorporated by reference to Exhibit 10.55 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.45	First Amendment to Third Amended and Restated Advisory Agreement between Bluerock Multifamily Advisor, LLC, Bluerock Multifamily Holdings, L.P. and the Company dated October 14, 2013, incorporated by reference to Exhibit 10.83 to the Company’s Registration Statement on Form S-11 (No. 333-192610)
10.46	Contribution Agreement by and between BR-NPT Springing Entity, LLC and Bluerock Residential Holdings, L.P., effective as of March 10, 2014, incorporated by reference to Exhibit 10.91 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)
10.47	Contribution Agreement by and among Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund III, LLC and the Company, effective as of March 10, 2014, incorporated by reference to Exhibit 10.92 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-192610)
10.48	Contribution Agreement by and between Bluerock Special Opportunity + Income Fund II, LLC and the Company, effective as of March 10, 2014, incorporated by reference to Exhibit 10.93 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-192610)
10.49	Contribution Agreement by and among Bluerock Special Opportunity + Income Fund, LLC, Bluerock Special Opportunity + Income Fund II, LLC and the Company, effective as of March 10, 2014, incorporated by reference to Exhibit 10.94 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

Exhibit Number	Description
10.50	Contribution Agreement by and between Bluerock Special Opportunity + Income Fund, LLC and the Company, effective as of March 10, 2014, incorporated by reference to Exhibit 10.95 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-192610)
10.51	Pledge Agreement by and among the Company and Bluerock Special Opportunity + Income Fund II, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 8, 2014
10.52	Pledge Agreement by and among the Company and BR-NPT Springing Entity, LLC dated April 2, 2014, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 8, 2014
10.53	Pledge Agreement by and among the Company and Bluerock Special Opportunity + Income Fund, LLC dated April 2, 2014, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed April 8, 2014
10.54	Pledge Agreement by and among the Company and Bluerock Special Opportunity + Income Fund III, LLC dated April 2, 2014, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed April 8, 2014
10.55	Pledge Agreement by and among the Company and Bluerock Special Opportunity + Income Fund II, LLC dated April 2, 2014, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed April 8, 2014
10.56	Pledge Agreement by and among the Company and Bluerock Special Opportunity + Income Fund, LLC dated April 2, 2014, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed April 8, 2014
10.57	Pledge Agreement by and among the Company and Bluerock Special Opportunity + Income Fund II, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed April 8, 2014
10.58	Second Amendment to Third Amended and Restated Advisory Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Bluerock Multifamily Advisor, LLC dated March 26, 2014, incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed April 8, 2014
10.59	Joinder By and Agreement of New Indemnitor by and among the Company, Bluerock Residential Holdings, L.P. and U.S. Bank National Association, as trustee for the benefit of the holders of COMM 2014-CCRE14 Mortgage Trust Commercial Mortgage Pass-Through Certificates, dated April 2, 2014, incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed April 8, 2014
10.60	Indemnity Agreement by and among the Company, James G. Babb, III and R. Ramin Kamfar, dated April 2, 2014, incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed April 8, 2014
10.61	Assumption and Release Agreement (Guarantor Transfer) by and among the Company, Bluerock Special Opportunity + Income Fund, LLC, Bluerock Special Opportunity + Income Fund II, LLC, Bell Partners, Inc., Bell HNW Nashville Portfolio, LLC, Bell BR Waterford Crossing JV, LLC and Fannie Mae, dated April 2, 2014, incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed April 8, 2014
10.62	Purchase and Sale Agreement and Joint Escrow Instructions by and between BR Creekside LLC and Steadfast Asset Holdings, Inc., dated February 24, 2014, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014

Exhibit Number	Description
10.63	Reinstatement and First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between BR Creekside LLC and Steadfast Asset Holdings, Inc., dated March 12, 2014, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014
10.64	Assignment of Membership Interest in BR VG Ann Arbor JV Member, LLC by and between Bluerock Special Opportunity + Income Fund II, LLC and BRG Ann Arbor, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.65	Assignment of Membership Interest in BR VG Ann Arbor JV Member, LLC by and between Bluerock Special Opportunity + Income Fund III, LLC and BRG Ann Arbor, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.66	Assignment of Membership Interest in BR Oak Crest Villas, LLC by and between Bluerock Special Opportunity + Income Fund II, LLC and BRG Oak Crest, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.67	Assignment of Membership Interest in BR Waterford JV Member, LLC by and between Bluerock Special Opportunity + Income Fund, LLC and BRG Waterford, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.68	Assignment of Membership Interest in BR Waterford JV Member, LLC by and between Bluerock Special Opportunity + Income Fund II, LLC and BRG Waterford, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.69	Membership Interest Purchase and Sale Agreement between and among Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund III, LLC and Bluerock Residential Holdings, L.P., effective as of May 15, 2014, incorporated by reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.70	Membership Interest Purchase Agreement between and among Waypoint Enders Investors, LP, Waypoint Enders GP, LLC, and Waypoint Bluerock Enders JV, LLC, effective as of May 28, 2014, incorporated by reference to Exhibit 10.96 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.71	Amended and Restated Limited Liability Company/Joint Venture Agreement of BR VG Ann Arbor JV Member, LLC, between and among BRG Ann Arbor, LLC, Dr. Reza Kamfar and Forough Kamfar, as joint tenants with rights of survivorship, Susan Kamfar and Stephanie Kamfar, effective as of April 2, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.72	Second Amended and Restated Operating Agreement of Village Green of Ann Arbor Associates, LLC, between and among BR VG Ann Arbor JV Member, LLC, Holtzman Equities # 11 Limited Partnership and JH Village Green LLC, dated September 12, 2012, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.73	Management Agreement between and among Village Green Management Company LLC, and Village Green of Ann Arbor Associates, LLC, dated September 12, 2012, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

Exhibit Number	Description
10.74	Limited Liability Company Agreement of BR Oak Crest Villas, LLC, by Bluerock Special Opportunity + Income Fund II, LLC, dated December 12, 2011, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.75	First Amendment to Limited Liability Company Agreement of BR Oak Crest Villas, LLC between and among BRG Oak Crest, LLC, Dr. Reza Kamfar and Forough Kamfar, as joint tenants with rights of survivorship, Susan Kamfar and Stephanie Kamfar, effective as of April 2, 2014, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.76	Limited Liability Company Agreement of Villas Partners, LLC by and between Oak Crest Villas JV, LLC, Ryan L. Hanks and Jordan Ruddy, effective as of November 18, 2011, incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.77	Amended and Restated Limited Liability Company Agreement of BR-NPT Springing Entity, LLC by BR-North Park Towers, LLC, dated April 30, 2013, incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.78	First Amendment to Amended and Restated Limited Liability Company Agreement for BR-NPT Springing Entity, LLC by BR-North Park Towers, LLC, dated December 24, 2013, incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.79	Second Amendment to Amended and Restated Limited Liability Company Agreement of BR-NPT Springing Entity, LLC by BR-North Park Towers, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.80	Limited Liability Company/Joint Venture Agreement of BR Waterford JV Member, LLC by and between Bluerock Special Opportunity + Income Fund, LLC and Bluerock Special Opportunity + Income Fund II, LLC, dated February 23, 2012, incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.81	First Amendment to Limited Liability Company/Joint Venture Agreement of BR Waterford JV Member, LLC by BRG Waterford, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.82	Limited Liability Company/Joint Venture Agreement of Agreement of Bell BR Waterford Crossing JV, LLC, by and between BR Waterford JV Member, LLC and Bell HNW Nashville Portfolio, LLC, dated March 29, 2012, incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.83	First Amendment to Limited Liability Company/Joint Venture Agreement for Bell BR Waterford Crossing JV, LLC, by and between BR Waterford JV Member, LLC and Bell HNW Nashville Portfolio, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.84	Limited Liability Company Agreement of Oak Crest Villas JV, LLC by and between BR Oak Crest Villas, LLC and Oak Crest Investors, LLC, dated January 31, 2012, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

Exhibit Number	Description
10.85	Operating Agreement of NPT Investors, LLC by and among Bluerock Real Estate, L.L.C., the persons set forth on Schedule A thereto and Bluerock Special Opportunity + Income Fund III, LLC, dated April 30, 2013, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.86	Consent Agreement by and among the Company, Village Green of Ann Arbor Associates, LLC, Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund Ill, LLC, BRG Ann Arbor LLC, Bluerock Residential Holdings, L.P., Jonathan Holtzman, and Deutsche Bank Trust Company Americas, as Trustee for the Registered Holders of Wells Fargo Commercial Mortgage Securities Inc. Multifamily Mortgage Pass-Through Certificates, Series 2013-K26, dated April 2, 2014, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.87	Multifamily Loan and Security Agreement by and between Village Green of Ann Arbor Associates, LLC and Keycorp Real Estate Capital Markets, Inc., dated September 12, 2012, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.88	Multifamily Note by and between Village Green of Ann Arbor Associates, LLC and Keycorp Real Estate Capital Markets, Inc., dated September 12, 2012, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.89	Multifamily Mortgage by and between Village Green of Ann Arbor Associates, LLC and Keycorp Real Estate Capital Markets, Inc., dated September 12, 2012, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.90	Guaranty by Jonathan Holtzman, Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC in favor of Keycorp Real Estate Capital Markets, Inc., dated September 12, 2012, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.91	Assignment of Security Instrument by Keycorp Real Estate Capital Markets, Inc. to Federal Home Loan Mortgage Corporation, dated September 12, 2012, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.92	Consent and Modification Agreement Regarding Transfer of Interests by and among Villas Partners, LLC, Ryan Hanks, and U.S. Bank National Association as Trustee for the registered holders of Wells Fargo Commercial Mortgage Securities, Inc., Multifamily Mortgage Pass-Through Certificates, Series 2012-K709, dated April 2, 2014, incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.93	Note and Mortgage Assumption Agreement by and between U.S. Bank National Association, as trustee for the benefit of the holders of COMM 2014-CCRE14 Mortgage Trust Commercial Mortgage Pass-Through Certificates, BR-NPT Springing Entity, LLC and BRG North Park Towers, LLC, dated April 3, 2014, incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.94	Limited Liability Company Agreement of BR Carroll Lansbrook JV, LLC by and between BR Lansbrook JV Member, LLC and Carroll Lansbrook JV Member, LLC, dated February 12, 2014, incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

Exhibit Number	Description
10.95	Amended and Restated Limited Liability Company Agreement of BR Lansbrook JV Member, LLC by and among BRG Lansbrook, LLC, Bluerock Special Opportunity + Income Fund II, LLC, and Bluerock Special Opportunity + Income Fund III, LLC, dated May 15, 2014, incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.96	First Amendment to Limited Liability Company Agreement of BR Carroll Lansbrook JV, LLC by and between BR Lansbrook JV Member, LLC and Carroll Lansbrook JV Member, LLC, dated March 21, 2014, incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.97	Property Management Agreement by and between BR Carroll Lansbrook, LLC and Carroll Management Group, LLC, dated March 21, 2014, incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.98	Subordination of Property Management Agreement by and among BR Carroll Lansbrook, LLC, Carroll Management Group, LLC and General Electric Capital Corporation, dated March 21, 2014, incorporated by reference to Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.99	Loan Agreement by and between BR Carroll Lansbrook, LLC and General Electric Capital Corporation, dated March 21, 2014, incorporated by reference to Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.100	Promissory Note made by Waterton Lansbrook Venture, L.L.C. to the order of Bank of America, N.A., dated September 28, 2012, incorporated by reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.101	Allonge by Bank of America, N.A. to General Electric Capital Corporation, dated March 19, 2014, incorporated by reference to Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.102	Hazardous Materials Indemnity Agreement by BR Carroll Lansbrook, LLC for the benefit of General Electric Capital Corporation, dated March 21, 2014, incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.103	Amended, Restated and Renewal Promissory Note by BR Carroll Lansbrook, LLC in favor of General Electric Capital Corporation, dated March 21, 2014, incorporated by reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.104	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing by and between Waterton Lansbrook Venture, L.L.C. and Bank of America, N.A., dated September 28, 2012, incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.105	Amendment to Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, Notice of Future Advance and Spreader Agreement by Waterton Lansbrook Venture, L.L.C. to and in favor of Bank of America, N.A., dated June 17, 2013, incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.106	Second Amendment to Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, Notice of Future Advance and Spreader Agreement by Waterton Lansbrook Venture, L.L.C. to and in favor of Bank of America, N.A. dated December 30, 2013, incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

Exhibit Number	Description
10.107	Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing by BR Carroll Lansbrook, LLC for the benefit of General Electric Capital Corporation, dated March 21, 2014, incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.108	Assignment of Mortgage by Bank of America, N.A. to General Electric Capital Corporation, dated March 21, 2014, incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.109	Assumption Agreement by and between General Electric Capital Corporation and BR Carroll Lansbrook, LLC, dated March 21, 2014, incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.110	Limited Liability Company Agreement of BRG T&C BLVD Houston, LLC, by and between BRG T&C BLVD Houston, LLC and Bluerock Residential Holdings, L.P., dated June 30, 2014, incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.111	Limited Liability Company Agreement of BR T&C BLVD JV Member, LLC by and among BRG T&C BLVD Houston, LLC, Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund III, LLC, and Bluerock Growth Fund, LLC, dated July 1, 2014, incorporated by reference to Exhibit 10.161 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-198770)
10.112	Limited Liability Company Agreement of BR T&C BLVD., LLC, by and between HCH 106 Town and County L.P. and BR T&C BLVD JV Member, LLC, dated June 30, 2014, incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.113	Development Agreement by and between BR T&C BLVD., LLC and Maple Multi-Family Operations, L.L.C., dated June 30, 2014, incorporated by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.114	Owner-Contractor Construction Agreement by and between BR T&C Blvd., LLC and Maple Multi-Family TX Contractor, L.L.C., dated June 30, 2014, incorporated by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.115	Construction Loan Agreement by and between BR T&C BLVD., LLC, Compass Bank, and the lenders that are or become a signatory thereto, dated July 1, 2014, incorporated by reference to Exhibit 10.165 to the Company’s Registration Statement on Form S-11 (No. 333-198770)
10.116	Guaranty Agreement by and between CFP Residential, L.P. CFH Maple Residential Investor, L.P., VF MultiFamily Holdings, Ltd. VF Residential, Ltd., and Maple Residential, L.P. in favor of Compass Bank and the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.166 to the Company’s Registration Statement on Form S-11 (No. 333-198770)
10.117	Environmental Indemnity Agreement by and between BR T&C BLVD., LLC, Compass Bank, and the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.167 to the Company’s Registration Statement on Form S-11 (No. 333-198770)
10.118	Promissory Note by and between BR T&C BLVD, LLC and Compass Bank, dated July 1, 2014, incorporated by reference to Exhibit 10.168 to the Company’s Registration Statement on Form S-11 (No. 333-198770)
10.119	Promissory Note by and between BR T&C BLVD, LLC and Patriot Bank, dated July 1, 2014, incorporated by reference to Exhibit 10.169 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

Exhibit Number	Description
10.120	Assignment and Subordination of Development Agreement by and between BR T&C BLVD., LLC and Maple Multi-Family Operations, L.L.C. for the benefit of Compass Bank and the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.170 to the Company’s Registration Statement on Form S-11 (No. 333-198770)
10.121	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between BR T&C BLVD., LLC to Lee Q. Vardaman, Trustee for the benefit of Compass Bank as administrative agent for the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.171 to the Company’s Registration Statement on Form S-11 (No. 333-198770)
10.122	Senior Secured Credit Facility Fee Letter by and between BR T&C BLVD., LLC and Compass Bank as administrative agent for the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.172 to the Company’s Registration Statement on Form S-11 (No. 333-198770)
10.123	Amended and Restated Limited Liability Company Agreement of BR Orlando UCFP, LLC, by and between BRG UCFP Investor, LLC and Bluerock Special Opportunity + Income Fund, LLC, dated July 30, 2014, incorporated by reference to Exhibit 10.84 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.124	Development Agreement by and between UCFP Owner, LLC and CDP Developer I, LLC, dated January 31, 2014, incorporated by reference to Exhibit 10.85 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.125	Operating Agreement of BR/CDP UCFP Venture, LLC, by and between CDP UCFP Developer, LLC and BR Orlando UCFP, LLC, dated January 15, 2014, incorporated by reference to Exhibit 10.86 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.126	Limited Liability Company Agreement of BRG UCFP Investor, LLC, by Bluerock Residential Holdings, L.P., dated July 30, 2014, incorporated by reference to Exhibit 10.87 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.127	Assignment, Consent and Subordination of Development Agreement by and among CDP Developer I, LLC, and UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated as of December 15, 2013, and KeyBank National Association, dated as of May 14, 2014, incorporated by reference to Exhibit 10.88 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.128	Construction Loan Agreement by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, and KeyBank National Association, dated as of May 14, 2014, incorporated by reference to Exhibit 10.89 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.129	Promissory Note by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, for the benefit of KeyBank National Association, dated May 14, 2014, incorporated by reference to Exhibit 10.90 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.130	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, for the benefit of KeyBank National Association, dated May 14, 2014, incorporated by reference to Exhibit 10.91 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

Exhibit Number	Description
10.131	Assignment of Leases and Rents by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, in favor of KeyBank National Association, dated May 14, 2014, incorporated by reference to Exhibit 10.92 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.132	Assignment of Construction Documents by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, in favor of KeyBank National Association, dated May 14, 2014, incorporated by reference to Exhibit 10.93 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.133	Environmental and Hazardous Substances Indemnity Agreement by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013 and such other unaffiliated third parties as provided therein, for the benefit of KeyBank National Association, dated May 14, 2014, incorporated by reference to Exhibit 10.94 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.134	Subordination Agreement by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, such other unaffiliated third parties as provided therein, and KeyBank National Association, dated May 14, 2014, incorporated by reference to Exhibit 10.95 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.135	Redemption Agreement by and between BR Berry Hill Managing Member, LLC, Bluerock Growth Fund, LLC, BEMT Berry Hill, LLC and Bluerock Special Opportunity + Income Fund, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.187 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.136	Contribution and Distribution Agreement by and among BR Berry Hill Managing Member, LLC, BR Berry Hill Managing Member II, LLC, Bluerock Special Opportunity + Income Fund III, LLC, and BEMT Berry Hill, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.188 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.137	Amended and Restated Limited Liability Company Agreement of BR Stonehenge 23Hundred JV, LLC by and among BR Berry Hill Managing Member, LLC and BR Berry Hill Managing Member II, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.189 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.138	Redemption Agreement by and among BR Stonehenge 23Hundred JV, LLC, BR Berry Hill Managing Member, LLC, BR Berry Hill Managing Member II, LLC, Bluerock Growth Fund, LLC, and Stonehenge 23Hundred JV Member, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.190 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.139	Tenancy in Common Agreement by and among SH 23 Hundred TIC, LLC, 23Hundred, LLC, and BGF 23Hundred, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.191 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.140	Fourth Amendment to Construction Loan Agreement by and among Fifth Third Bank, 23Hundred, LLC, SH 23 Hundred TIC, LLC, and BGF 23Hundred, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.192 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.141	Redemption Agreement between and among BR Stonehenge 23Hundred JV, LLC, Bluerock Growth Fund, LLC, BR Berry Hill Managing Member, LLC, and BR Berry Hill Managing Member II, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.193 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

Exhibit Number	Description
10.142	Assumption Agreement by and among Fifth Third Bank, 23Hundred, LLC, SH 23Hundred TIC, LLC, and BGF 23Hundred, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.194 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.143	Limited Liability Company Agreement of BR Berry Hill Managing Member II, LLC, by and between BEMT Berry Hill, LLC and Bluerock Special Opportunity + Growth Fund III, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.195 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.144	Purchase and Sale Agreement by and between 23Hundred, LLC, BGF 23Hundred, LLC and SH 23Hundred TIC, LLC and Sentinel Acquisitions Corp., dated December 10, 2014, incorporated by reference to Exhibit 10.196 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.145	First Amendment to Purchase and Sale Agreement by and between 23Hundred, LLC, BGF 23Hundred, LLC and SH 23Hundred TIC, LLC and Sentinel Acquisitions Corp., dated December 15, 2014, incorporated by reference to Exhibit 10.197 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.146	Second Amendment to Purchase and Sale Agreement by and between 23Hundred, LLC, BGF 23Hundred, LLC and SH 23Hundred TIC, LLC and Sentinel Acquisitions Corp., dated December 17, 2014, incorporated by reference to Exhibit 10.198 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.147	Purchase and Sale Agreement by and between Bell HNW Waterford, LLC, Bell BR Waterford Crossing JV, LLC, and Bel Hendersonville LLC, dated December, 9, 2014, incorporated by reference to Exhibit 10.199 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.148	Assumption and Release Agreement by and among Bell BR Waterford Crossing JV, LLC, Bell HNW Waterford, LLC, Bluerock Residential Growth REIT Inc., Bell Partners Inc., and Bell HNW Nashville Portfolio, LLC, dated December 3, 2014, incorporated by reference to Exhibit 10.200 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.149	Redemption Agreement by and among Bell BR Waterford Crossing JV, LLC, BR Waterford JV Member, LLC, BR Waterford JV Minority Member, LLC, and Bell HNW Nashville Portfolio, LLC, dated December 3, 2014, incorporated by reference to Exhibit 10.201 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.150	Tenants In Common Agreement by and among Bell BR Waterford Crossing JV, LLC and Bell HNW Waterford, LLC, dated December 3, 2014, incorporated by reference to Exhibit 10.202 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.151	Amended and Restated Limited Liability Company Agreement by and among BR Waterford JV Member, LLC and BR Waterford JV Minority Member, LLC, dated December 3, 2014, incorporated by reference to Exhibit 10.203 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.152	Second Amendment to Multifamily Loan and Security Agreement by and between Bell BR Waterford Crossing JV LLC, Bell HNW Waterford, LLC, and Fannie Mae, dated December 3, 2014, incorporated by reference to Exhibit 10.204 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.153	Development Agreement by and between BR Bellaire Blvd, LLC, and Maple Multi-Family Operations, L.L.C., dated January 9, 2015, incorporated by reference to Exhibit 10.205 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

Exhibit Number	Description
10.154	Limited Liability Company Agreement of BR Bellaire Blvd, LLC by and between Blaire House, LLC, and BR Southside Member, LLC, dated January 9, 2015, incorporated by reference to Exhibit 10.206 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.155	Guaranty Agreement by CFP Residential, L.P., CFH Maple Residential Investor, L.P., VF MultiFamily Holdings, Ltd., VF Residential, Ltd., and Maple Residential, L.P., in favor of BR Southside Member, LLC and BR Bellaire Blvd, LLC, dated January 9, 2015, incorporated by reference to Exhibit 10.207 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.156	Owner-Contractor Construction Agreement by and between BR Bellaire Blvd, LLC and Maple Multi-Family TX Contractor, L.L.C. dated January 9, 2015, incorporated by reference to Exhibit 10.208 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.157	Property Management Agreement by and between BR Carroll Arium Grande Lakes Owner, LLC and Carroll Management Group, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.209 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.158	Assignment of Management Agreement by and among BR Carroll Arium Grande Lakes Owner, LLC, Walker & Dunlop, LLC, and Carroll Management Group, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.210 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.159	Consolidated, Amended and Restated Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BR Carroll Arium Grande Lakes Owner, LLC, to and for the benefit of Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.211 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.160	Operations and Maintenance Agreement — Moisture Management Plan by and between BR Carroll Arium Grande Lakes Owner, LLC and Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.212 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.161	Interest Rate Cap Reserve and Security Agreement by and between BR Carroll Arium Grande Lakes Owner, LLC and Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.213 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.162	Environmental Indemnity Agreement by BR Carroll Arium Grande Lakes Owner, LLC, to and for the benefit of Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.214 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.163	Guaranty of Non-Recourse Obligations by MPC Partnership Holdings LLC, to and for the benefit of Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.215 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.164	Assignment of Security Instrument (Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing) by Walker & Dunlop, LLC, to and for the benefit of Fannie Mae, dated November 4, 2014, incorporated by reference to Exhibit 10.216 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

Exhibit Number	Description
10.165	Consolidated, Amended and Restated Multifamily Note by and between BR Carroll Arium Grande Lakes Owner, LLC and Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.217 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.166	Multifamily Loan and Security Agreement (Non-Recourse) by and between BR Carroll Arium Grande Lakes Owner, LLC and Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.218 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.167	Limited Liability Company Agreement of BR Carroll Grande Lakes JV, LLC by and between BRG Grande Lakes, LLC and Carroll Co-Invest III Grande Lakes, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.219 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.168	Limited Liability Company Agreement of BR Carroll Arium Grande Lakes Owner, LLC by and between BR Carroll Grande Lakes JV, LLC and Bluerock Asset Management LLC, effective as of October 2, 2014, incorporated by reference to Exhibit 10.220 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.169	Limited Liability Agreement of BRG Grande Lakes, LLC, by and between BRG Grande Lakes, LLC and Bluerock Residential Holdings, L.P., dated October 2, 2014, incorporated by reference to Exhibit 10.221 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.170	Amended and Restated Limited Liability Company Agreement of 23Hundred, LLC by BR Stonehenge 23Hundred JV, LLC, dated as of December 31, 2014, incorporated by reference to Exhibit 10.169 to the Company's Annual Report on Form 10-K for the period ended December 31, 2015
10.171	Limited Liability Company Agreement of BR Southside Member, LLC by and among BRG Southside, LLC, Bluerock Special Opportunity + Income Fund II, LLC, and Bluerock Special Opportunity + Income Fund III, LLC, dated December 22, 2014, incorporated by reference to Exhibit 10.170 to the Company's Annual Report on Form 10-K for the period ended December 31, 2015
10.172	Limited Liability Company Agreement of BEMT Berry Hill, LLC by and between Bluerock Multifamily Holdings, L.P. and BEMT Berry Hill, LLC, dated as of October 18, 2012, incorporated by reference to Exhibit 10.171 to the Company's Annual Report on Form 10-K for the period ended December 31, 2015
10.173	Purchase and Sale Agreement by and between Park Kingston Investors, LLC and Bluerock Real Estate, L.L.C., dated as of January 15, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2015
10.174	Amendment to Purchase and Sale Agreement by and between Park Kingston Investors, LLC and Bluerock Real Estate, L.L.C., dated as of February 17, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 20, 2015
10.175	Second Amendment to Purchase and Sale Agreement by and between Park Kingston Investors, LLC and Bluerock Real Estate, L.L.C., dated as of February 20, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 20, 2015
10.176	Partial Assignment and Assumption of Purchase and Sale Agreement by and between Bluerock Real Estate, L.L.C. and BR Park & Kingston Charlotte, LLC, dated as of February 20, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 20, 2015

Exhibit Number	Description
10.177	Limited Liability Company Agreement of BR Park & Kingston Charlotte, LLC by 23Hundred, LLC, dated effective as of January 8, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 20, 2016
10.178	Amendment to Amended and Restated Limited Liability Company Agreement of 23Hundred, LLC by BR Stonehenge 23Hundred JV, LLC, dated January 8, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 20, 2015
10.179	Multifamily Loan and Security Agreement (Non-Recourse) by and between BR Park & Kingston Charlotte, LLC and CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 20, 2015
10.180	Multifamily Note by and between BR Park & Kingston Charlotte, LLC and CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 20, 2016
10.181	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BR Park & Kingston Charlotte, LLC for the benefit of CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on March 20, 2015
10.182	Assignment of Management Agreement by and between BR Park & Kingston Charlotte, LLC, CBRE Multifamily Capital, Inc., and Bell Partners Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on March 20, 2015
10.183	Environmental Indemnity Agreement and between BR Park & Kingston Charlotte, LLC and CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on March 20, 2015
10.184	Assignment of Collateral Agreements and Other Loan Documents by and between BR Park & Kingston Charlotte, LLC and CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on March 20, 2015
10.185	Agreement of Purchase and Sale by and between WRPV XI FH Austin, L.P. and Bluerock Real Estate, L.L.C., dated as of January 19, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2015
10.186	Assignment of Agreement of Purchase and Sale by and between Bluerock Real Estate, L.L.C., BR Fox Hills TIC-1, LLC, and BR Fox Hills TIC-2, LLC dated as of March 5, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 1, 2015
10.187	Tenants In Common Agreement by and among BR Fox Hills TIC-1, LLC and BR Fox Hills TIC-2, LLC, dated as of March 26, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 1, 2015
10.188	Limited Liability Company Agreement of BR Fox Hills TIC-1, LLC by and between 23Hundred, LLC and Bluerock Asset Management LLC, effective as of February 10, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 1, 2015
10.189	Limited Liability Company Agreement of BR Fox Hills TIC-2, LLC among Bell BR Waterford Crossing JV, LLC and Bluerock Asset Management LLC, effective as of February 10, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 1, 2015

Exhibit Number	Description
10.190	Second Amended and Restated Limited Liability Company Agreement of Bell BR Waterford Crossing JV, LLC by and among BR Waterford JV Member, LLC, BR Waterford JV Minority Member, LLC, Durant Holdings, LLC, V BELLS LLC, and Craig S. West, effective as of March 26, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 1, 2015
10.191	Multifamily Loan and Security Agreement (Non-Recourse) by and between BR Fox Hills TIC-1, LLC, BR Fox Hills TIC-2, LLC, and Walker & Dunlop, LLC, effective as of March 26, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 1, 2015
10.192	Guaranty of Non-Recourse Obligations by Bluerock Residential Growth REIT, Inc. for the benefit of Walker & Dunlop, LLC, dated as of March 26, 2015, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 1, 2015
10.193	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BR Fox Hills TIC-1, LLC and BR Fox Hills TIC-2, LLC to Gary S. Farmer as trustee for the benefit of Walker & Dunlop, LLC, dated as of March 26, 2015, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on April 1, 2015
10.194	Assignment of Security Instrument (Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing) by Walker & Dunlop, LLC to Fannie Mae, dated as of March 26, 2015, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on April 1, 2015
10.195	Multifamily Note by BR Fox Hills TIC-1, LLC and BR Fox Hills TIC-2, LLC for the benefit of Walker & Dunlop, LLC, dated as of March 26, 2015, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on April 1, 2015
10.196	Subordination, Non-Disturbance and Attornment Agreement by and between BR Fox Hills TIC-1, LLC, BR Fox Hills TIC-2, LLC, Walker & Dunlop, LLC, and Coinmach Corporation, dated as of March 26, 2015, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on April 1, 2015
10.197	Environmental Indemnity Agreement by BR Fox Hills TIC-1, LLC and BR Fox Hills TIC-2, LLC for the benefit of Walker & Dunlop, LLC, dated as of March 26, 2015, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on April 1, 2015
10.198	Property Management Agreement by and between BR Fox Hills TIC-1, LLC, BR Fox Hills TIC-2, LLC, and Bluerock Property Management, LLC, dated as of March 26, 2015, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on April 1, 2015
10.199	Assignment of Management Agreement by and between BR Fox Hills TIC-1, LLC and BR Fox Hills TIC-2, LLC, Walker & Dunlop, LLC, and Bluerock Property Management, LLC and Bell Partners Inc., dated as of March 26, 2015, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on April 1, 2015
10.200	Property Management Agreement by and between BR Park & Kingston Charlotte, LLC and Bell Partners Inc., dated March 16, 2015, incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015
10.201	Property Management Agreement by and between Bluerock Property Management, LLC and Bell Partners, Inc., dated March 26, 2015, incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015
10.202	Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement, Fixture Filing and Financing Statement by BR Bellaire BLVD, LLC for the benefit of Bank of America, N.A., dated April 7, 2015, incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015

Exhibit Number	Description
10.203	Construction Loan Agreement among BR Bellaire Blvd, LLC, Bank of America, N.A. as Administrative Agent and Lender and the other financial institutions party thereto dated as of April 7, 2015, incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015
10.204	Deed of Trust Note made by BR Bellaire Blvd, LLC in favor of Bank of America, N.A. dated as of April 7, 2015, incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015
10.205	Ground Lease by and between Prokop Industries BH, L.P. and BR Bellaire BLVD, LLC, dated as of January 12, 2015, incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015
10.206	Assignment Agreement by and between Bluerock Real Estate, L.L.C. and BRG Ashton NC, LLC, dated May 12, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2015
10.207	Purchase Agreement by and between AR I Borrower, LLC and Bluerock Real Estate, L.L.C., dated May 12, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2015
10.208	Operating Agreement of BR-TBR Whetstone Venture, LLC by and between TriBridge Co-Invest 27, LLC and BR Whetstone Member, LLC, dated as of May 20, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 27, 2015
10.209	Limited Liability Company Agreement of BR Whetstone Member, LLC by and among BRG Whetstone Durham, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated as of May 20, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 27, 2015
10.210	Limited Liability Company Agreement of BR-TBR Whetstone Owner, LLC by BR-TBR Whetstone Venture, LLC, dated as of May 20, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 27, 2015
10.211	Purchase and Sale Agreement by and between AH Durham Apartments, LLC and TriBridge, LLC, dated as of December 1, 2014, incorporated by reference to Exhibit 10.210 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.212	First Amendment to Purchase and Sale Agreement by and between AH Durham Aparttments, LLC and TriBridge, LLC, dated as of February 20, 2015, incorporated by reference to Exhibit 10.211 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.213	Second Amendment to Purchase and Sale Agreement by and between AH Durham Apartments, LLC and TriBridge, LLC, dated as of February 24, 2015, incorporated by reference to Exhibit 10.212 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.214	Third Amendment to Purchase and Sale Agreement by and between AH Durham Apartments, LLC and TriBridge, LLC, dated as of February 26, 2015, incorporated by reference to Exhibit 10.213 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.215	Fourth Amendment to Purchase and Sale Agreement by and between AH Durham Apartments, LLC and TriBridge, LLC, dated as of March 4, 2015, incorporated by reference to Exhibit 10.214 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

Exhibit Number	Description
10.216	Property Management Agreement by and between BR-TBR Whetstone Owner, LLC and TriBridge Residential Property Management Advisors, LLC, dated as of May 20, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 27, 2015
10.217	Backstop Agreement by and between TriBridge Residential, LLC and Bluerock Residential Growth REIT, Inc., dated as of May 20, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 27, 2015
10.218	Loan Agreement by and between BR-TBR Whetstone Owner, LLC and KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed May 27, 2015
10.219	Guaranty Agreement by Bluerock Residential Growth REIT, Inc. in favor of KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 27, 2015
10.220	Environmental and Hazardous Substances Indemnity Agreement by BR-TBR Whetstone Owner, LLC and Bluerock Residential Growth REIT, Inc. for the benefit of KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed May 27, 2015
10.221	Assignment of Leases and Rents by BR-TBR Whetstone Owner, LLC for the benefit of KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed May 27, 2015
10.222	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Securing Future Advances by BR-TBR Whetstone Owner, LLC, in favor of Christopher T. Neil, Trustee for the benefit of KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed May 27, 2015
10.223	Promissory Note by BR-TBR Whetstone Owner, LLC for the benefit of KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed May 27, 2015
10.224	Bluerock Residential Growth REIT, Inc. Amended and Restated 2014 Equity Incentive Plan for Individuals, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 29, 2015
10.225	Bluerock Residential Growth REIT, Inc. Amended and Restated 2014 Equity Incentive Plan for Entities, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 29, 2015
10.226	Operating Agreement of BR/CDP CB Venture, LLC by and between BR Cheshire Member, LLC and CB Developer, LLC dated as of May 29, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 4, 2015
10.227	Limited Liability Company Agreement of BR Cheshire Member, LLC by and among BRG Cheshire, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 4, 2015
10.228	Limited Liability Company Agreement of CB Owner, LLC by BR/CDP CB Venture, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 4, 2015
10.229	Tenancy in Common Agreement by and among BR/CDP CB Venture, LLC, Duke of Lexington, LLC, and Commander Habersham, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 4, 2015

Exhibit Number	Description
10.230	TIC Management Agreement by and among BR/CDP CB Venture, LLC, Duke of Lexington, LLC, and Commander Habersham, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 4, 2015
10.231	Trust Agreement by and among BR/CDP CB Venture, LLC, Duke of Lexington, LLC, Commander Habersham, LLC and CB Owner, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed June 4, 2015
10.232	Development Agreement by and among CB Owner, LLC and CDP Developer I, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 4, 2015
10.233	Second Amendment to Management Agreement, by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated August 6, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 12, 2015
10.234	Promissory Note by AR I Borrower, LLC for the benefit of Sun Life Assurance Company of Canada, dated as of November 22, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2015
10.235	Deed of Trust and Security Agreement and Fixture Filing by AR I Borrower, LLC, in favor of Sun Life Assurance Company of Canada, dated as of November 22, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 25, 2015
10.236	Assignment of Leases and Rents by AR I Borrower, LLC for the benefit of Sun Life Assurance Company of Canada, dated as of November 22, 2013, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 25, 2015
10.237	Note, Deed of Trust, and Related Loan Documents Assignment, Assumption and Modification Agreement by and among Sun Life Assurance Company of Canada, BR Ashton I Owner, LLC, Bluerock Residential Growth REIT, Inc., AR I Borrower, LLC, and Rob Meyer, Mark Mechlowitz, Jorge Sardinas, Robert Fishel, and Harold Katz, dated as of August 19, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 25, 2015
10.238	Environmental Indemnity by Bluerock Residential Growth REIT, Inc. and BR Ashton I Owner, LLC for the benefit of Sun Life Assurance Company of Canada, dated as of August 19, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 25, 2015
10.239	Guaranty of Non-Recourse Carve-Outs by Bluerock Residential Growth REIT, Inc. in favor of Sun Life Assurance Company of Canada, dated as of August 19, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 25, 2015
10.240	Letter of Undertaking by and between BR Ashton I Owner, LLC and Sun Life Assurance Company of Canada, dated as of August 19, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 25, 2015
10.241	Management Agreement by and between BR Ashton I Owner, LLC and GREP Southeast, LLC, dated as of August 19, 2015, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on August 25, 2015
10.242	Estoppel and Agreement by AR I Borrower, LLC for the benefit of BR Ashton I Owner, LLC, dated as of August 18, 2015, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 25, 2015

Exhibit Number	Description
10.243	Assignment of Purchase and Sale Agreement and Escrow Instructions by and between BRG Ashton NC, LLC and BR Ashton I Owner, LLC, dated as of August 19, 2015, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 25, 2015
10.244	Bill of Sale and Assignment and Assumption of Leases and Service Contracts by and between AR I Borrower, LLC and BR Ashton I Owner, LLC, dated as of August 19, 2015, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on August 25, 2015
10.245	Limited Liability Company Agreement of BRG Ashton NC, LLC by and between BRG Ashton NC, LLC and Bluerock Residential Holdings, L.P., dated as of April 15, 2015, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on August 25, 2015
10.246	Limited Liability Company Agreement of BR Ashton I Owner, LLC by and between BR Ashton I Owner, LLC and BRG Ashton NC, LLC, dated as of July 7, 2015, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on August 25, 2015
10.247	Limited Liability Company Agreement of BR Carroll World Gateway, LLC by and between BR Carroll World Gateway Orlando JV, LLC, Michael L. Konig and Jordan B. Ruddy, effective as of July 7, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015
10.248	Limited Liability Company Agreement of BR Carroll World Gateway Orlando JV, LLC by and between BR World Gateway JV Member, LLC and Carroll Co-Invest III World Gateway, LLC, dated as of August 20, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015
10.249	Limited Liability Company Agreement of BRG World Gateway Orlando, LLC by Bluerock Residential Holdings, L.P., effective as of June 24, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015
10.250	Multifamily Loan and Security Agreement by and between BR Carroll World Gateway, LLC and Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015
10.251	Guaranty by Bluerock Residential Growth REIT, Inc. and MPC Partnership Holdings LLC for the benefit of Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015
10.252	Florida Amended and Restated Multifamily Note by and between BR Carroll World Gateway, LLC and Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015
10.253	Amended and Restated Multifamily Mortgage, Assignment of Rents and Security Agreement by and between BR Carroll World Gateway, LLC and Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015
10.254	Agreement to Amend or Comply by and between BR Carroll World Gateway, LLC and Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

Exhibit Number	Description
10.255	Assignment of Management Agreement and Subordination of Management Fees by and between BR Carroll World Gateway, LLC, Jones Lang LaSalle Operations, L.L.C. and Carroll Management Group, LLC, dated as of August 20, 2015, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015
10.256	60-Day Letter by BR Carroll World Gateway, LLC for the benefit of Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015
10.257	Borrower’s Underwriting Certificate by BR Carroll World Gateway, LLC for the benefit of Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015
10.258	MMP and O&M Programs Implementation Certificate by BR Carroll World Gateway, LLC for the benefit of Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015
10.259	Backstop Agreement by and between MPC Partnership Holdings LLC, Carroll Management Group, LLC, and Bluerock Residential Growth REIT, Inc., dated as of August 20, 2015, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015
10.260	Assignment Agreement, between and among Bluerock Multifamily Advisor, LLC and BRG Manager, LLC, dated September 4, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2015
10.261	Limited Liability Company Agreement of BRG DFW Portfolio, LLC by Bluerock Residential Holdings, L.P., dated as of September 15, 2015, incorporated by reference to Exhibit 10.260 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.262	Limited Liability Company Agreement of BR DFW Portfolio JV Member, LLC by BRG DFW Portfolio, dated as of September 15, 2015, incorporated by reference to Exhibit 10.261 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.263	Limited Liability Company Agreement of BR Carroll DFW Portfolio JV, LLC by and between BR DFW Portfolio JV Member, LLC and Carroll Co-Invest III DFW Portfolio, LLC, dated as of October 29, 2015, incorporated by reference to Exhibit 10.262 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.264	Limited Liability Company Agreement of BR Carroll Phillips Creek Ranch, LLC by and among BR Carroll DFW Portfolio JV, LLC, Michael L. Konig and Jordan B. Ruddy, dated as of September 22, 2015, incorporated by reference to Exhibit 10.263 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.265	Limited Liability Company Agreement of BR Carroll Phillips Creek Ranch Holdings, LLC by and among BR Carroll DFW Portfolio JV, LLC, Michael L. Konig and Jordan B. Ruddy, dated as of September 22, 2015, incorporated by reference to Exhibit 10.264 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.266	Limited Liability Company Agreement of BR Carroll Keller Crossing, LLC by and among BR Carroll DFW Portfolio JV, LLC, Michael L. Konig and Jordan B. Ruddy, dated as of September 15, 2015, incorporated by reference to Exhibit 10.265 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

Exhibit Number	Description
10.267	Limited Liability Company Agreement of BR Carroll Keller Crossing Holdings, LLC by and among BR Carroll DFW Portfolio JV, LLC, Michael L. Konig and Jordan B. Ruddy, dated as of September 15, 2015, incorporated by reference to Exhibit 10.266 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.268	Property Management Agreement by and between BR Carroll Phillips Creek Ranch, LLC and Carroll Management LLC, dated as of October 29, 2015, incorporated by reference to Exhibit 10.267 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.269	Property Management Agreement by and between BR Carroll Keller Crossing, LLC and Carroll Management LLC, dated as of October 29, 2015, incorporated by reference to Exhibit 10.268 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.270	Guaranty by Carroll Multifamily Real Estate Fund III, LP and Bluerock Residential Growth REIT, Inc. in favor of CBRE Capital Markets, Inc., dated as of October 29, 2015, incorporated by reference to Exhibit 10.269 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.271	Multifamily Loan and Security Agreement by and between BR Carroll Phillips Creek Ranch, LLC and CBRE Capital Markets, Inc., dated October 29, 2015, incorporated by reference to Exhibit 10.270 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.272	Multifamily Note by BR Carroll Phillips Creek Ranch, LLC in favor of CBRE Capital Markets, Inc., dated as of October 29, 2015, incorporated by reference to Exhibit 10.271 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.273	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by BR Carroll Phillips Creek Ranch, LLC and Rebecca S. Conrad, as trustee, in favor of CBRE Capital Markets, Inc., dated as of October 29, 2015, incorporated by reference to Exhibit 10.272 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.274	Assignment of Management Agreement and Subordination of Management Fees by BR Carroll Phillips Creek Ranch, LLC and Carroll Management Group, LLC in favor of CBRE Capital Markets, Inc., dated as of October 29, 2015, incorporated by reference to Exhibit 10.273 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.275	Promissory Note by BR Carroll Keller Crossing, LLC in favor of The Northwestern Mutual Life Insurance Company, dated as of October 22, 2015, incorporated by reference to Exhibit 10.274 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.276	Guarantee of Recourse Obligations by Carroll Multifamily Real Estate Fund III, LP and Bluerock Residential Growth REIT, Inc. in favor of The Northwestern Mutual Life Insurance Company, dated as of October 22, 2015, incorporated by reference to Exhibit 10.275 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.277	Environmental Indemnity Agreement by BR Carroll Keller Crossing, LLC, Carroll Multifamily Real Estate Fund III, LP, Bluerock Residential Growth REIT, Inc. in favor of The Northwestern Mutual Life Insurance Company, dated as of October 22, 2015, incorporated by reference to Exhibit 10.276 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.278	Deed of Trust and Security Agreement by BR Carroll Keller Crossing, LLC in favor of The Northwestern Mutual Life Insurance Company, dated as of October 22, 2015, incorporated by reference to Exhibit 10.277 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

Exhibit Number	Description
10.279	Absolute Assignment of Leases and Rents by BR Carroll Keller Crossing, LLC in favor of The Northwestern Mutual Life Insurance Company, dated as of October 22, 2015, incorporated by reference to Exhibit 10.278 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.280	Third Amendment to Management Agreement, by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated November 10, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed on November 17, 2015
10.281	Limited Liability Company Agreement of BRG Domain Phase 1, LLC by Bluerock Residential Holdings, L.P., dated as of November 20, 2015, incorporated by reference to Exhibit 10.280 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.282	Limited Liability Company Agreement of BR Member Domain Phase 1, LLC by and between BRG Domain Phase 1, LLC and Special Opportunity and Income Fund II, LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.281 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.283	Amended and Restated Limited Liability Company Agreement of BR-ArchCo Domain Phase 1 JV, LLC by and between BR Member Domain Phase 1, LLC and ArchCo Domain Member, LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.282 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.284	Limited Liability Company Agreement of BR-ArchCo Domain Phase 1, LLC by BR-ArchCo Phase 1 JV, LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.283 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.285	Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of April 29, 2015, incorporated by reference to Exhibit 10.284 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.286	Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of July 13, 2015, incorporated by reference to Exhibit 10.285 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.287	Second Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of July 29, 2015, incorporated by reference to Exhibit 10.286 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.288	Third Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of August 6, 2015, incorporated by reference to Exhibit 10.287 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.289	Fourth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of August 14, 2015, incorporated by reference to Exhibit 10.288 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.290	Fifth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of October 7, 2015, incorporated by reference to Exhibit 10.289 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.291	Sixth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of October 12, 2015, incorporated by reference to Exhibit 10.290 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

Exhibit Number	Description
10.292	Seventh Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of November 17, 2015, incorporated by reference to Exhibit 10.291 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.293	Eighth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.292 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.294	Phase I Partial Assignment and Assumption by and between BR-ArchCo Domain Phase 1, LLC and ArchCo Residential LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.293 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.295	Phase II Partial Assignment and Assumption by and between BR-ArchCo Domain Phase 2, LLC and ArchCo Residential LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.294 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.296	Phase III Partial Assignment and Assumption by and between BR-ArchCo Domain Phase 3, LLC and ArchCo Residential LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.295 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.297	Project Administration Agreement by and between BRG Domain Phase 1 Development Manager, LLC, ArchCo Domain PM LLC, and BR-ArchCo Domain Phase 1, LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.296 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.298	Development Services Agreement by and between BRG Domain Phase 1 Development Manager, LLC and BR-ArchCo Domain Phase 1, LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.297 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.299	Amended and Restated Operating Agreement of BR/CDP CB Venture, LLC by and between BR Cheshire Member, LLC and CB Developer, LLC dated effective as of May 29, 2015, incorporated by reference to Exhibit 10.298 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.300	Amended and Restated Limited Liability Company Agreement of BR Cheshire Member, LLC by and among BRG Cheshire, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated effective as of May 29, 2015, incorporated by reference to Exhibit 10.299 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.301	Amended and Restated Limited Liability Company Agreement of CB Owner, LLC by BR/CDP CB Venture, LLC and Michael L. Konig and Robert G. Meyer, as co-trustees under the Amended and Restated BR/CDP Cheshire Bridge Trust Agreement bearing an effective date of May 29, 2015, dated effective as of May 29, 2015, incorporated by reference to Exhibit 10.300 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.302	Amended and Restated TIC Management Agreement by and among Duke of Lexington, LLC, Commander Habersham, LLC, and BR/CDP CB Venture, LLC, dated effective as of May 29, 2015, incorporated by reference to Exhibit 10.301 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

Exhibit Number	Description
10.303	Amended and Restated BR/CDP Cheshire Bridge Trust Agreement by and between Duke of Lexington, LLC, Commander Habersham, LLC and BR/CDP CB Venture, LLC, and Robert G. Meyer and Michael L. Konig as Co-Trustees, dated effective as of May 29, 2015, incorporated by reference to Exhibit 10.302 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.304	Amended and Restated Tenancy in Common Agreement by and among Duke of Lexington, LLC, Commander Habersham, LLC, and BR/CDP CB Venture, LLC, dated effective as of May 29, 2015, incorporated by reference to Exhibit 10.303 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.305	Amended and Restated Development Agreement by and between CB Owner, LLC and CDP Developer I, LLC, dated effective as of May 29, 2015, incorporated by reference to Exhibit 10.304 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.306	Assignment of Contacts, Licenses and Permits by CB Owner, LLC in favor of The PrivateBank and Trust Company, dated as of December 16, 2015, incorporated by reference to Exhibit 10.305 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.307	Fee Letter by and between CB Owner, LLC and The PrivateBank and Trust Company, dated as of December 16, 2015, incorporated by reference to Exhibit 10.306 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.308	Assignment and Subordination of Development Agreement by CB Owner, LLC in favor of The PrivateBank and Trust Company, dated as of December 16, 2015, incorporated by reference to Exhibit 10.307 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.309	Security Agreement by CB Owner, LLC in favor of The PrivateBank and Trust Company, dated as of December 16, 2015, incorporated by reference to Exhibit 10.308 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.310	Assignment and Leases, Rents and Profits by CB Owner, LLC in favor of The PrivateBank and Trust Company, dated as of December 16, 2015, incorporated by reference to Exhibit 10.309 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.311	Indemnity Agreement Regarding Hazardous Materials by CB Owner, LLC, Robert Meyer, Mark Mechlowitz, Jorge Sardinas, Robert Fishel, and Alsar Limited Partnership in favor of The PrivateBank and Trust Company, dated as of December 16, 2015, incorporated by reference to Exhibit 10.310 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.312	Promissory Note by CB Owner, LLC in favor of The PrivateBank and Trust Company, dated as of December 16, 2015, incorporated by reference to Exhibit 10.311 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.313	Construction Loan and Security Agreement by CB Owner, LLC in favor of The PrivateBank and Trust Company, LLC, dated as of December 16, 2015, incorporated by reference to Exhibit 10.312 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.314	Deed to Secure Debt, Assignment of Rents and Leases and Security Agreement by CB Owner, LLC in favor of The PrivateBank and Trust Company, LLC, dated as of December 16, 2015, incorporated by reference to Exhibit 10.313 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

Exhibit Number	Description
10.315	Dealer Manager Agreement by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and Bluerock Capital Markets, LLC, dated December 17, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2015
10.316	Warrant Agreement by and between Bluerock Residential Growth REIT, Inc. and American Stock Transfer & Trust Company, LLC, dated December 17, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 22, 2015
10.317	Subscription Escrow Agreement by and between Bluerock Residential Growth REIT, Inc., Bluerock Capital Markets, LLC and UMB Bank, N.A., dated December 17, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 22, 2015
10.318	Limited Liability Company Agreement of BR-TBR Lake Boone NC Owner, LLC, by and between BR-TBR Lake Boone NC Venture, LLC and Michael L. Konig, dated effective as of July 15, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2015
10.319	Operating Agreement of BR-TBR Lake Boone NC Venture, LLC by and between TriBridge Co-Invest 29, LLC and BR Lake Boone JV Member, LLC, dated as of November 30, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 24, 2015
10.320	Operating Agreement of BR Lake Boone JV Member, LLC, by and between BRG Lake Boone NC, LLC and Bluerock Special Opportunity + Income Fund II, LLC, dated as of July 15, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 24, 2015
10.321	Limited Liability Company Agreement of BRG Lake Boone NC, LLC, by Bluerock Residential Holdings, L.P., dated as of July 28, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 24, 2015
10.322	Contribution Agreement by and between TriBridge Co-Invest 29, LLC and BR-TBR Lake Boone NC Venture, LLC, dated as of November 30, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 24, 2015
10.323	Development Agreement, by and between BR-TBR Lake Boone NC Owner, LLC and Tribridge Residential Development, LLC, dated as of October 30, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 24, 2015
10.324	Limited Liability Company Agreement of BRG Flagler Village, LLC by Bluerock Residential Holdings, L.P., dated as of December 18, 2015, incorporated by reference to Exhibit 10.323 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.325	Limited Liability Company Agreement of BR Flagler JV Member, LLC by and between BRG Flagler Village, LLC and Special Opportunity + Income Fund II, LLC, dated as of December 18, 2015, incorporated by reference to Exhibit 10.324 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.326	Limited Liability Company Agreement of BR ArchCo Flagler Village JV, LLC by and between BR Flagler JV Member, LLC and ArchCo Metropolitan Member, LLC, dated as of December 18, 2015, incorporated by reference to Exhibit 10.325 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.327	Limited Liability Company Agreement of BR ArchCo Flagler Village, LLC by BR ArchCo Flagler Village JV, LLC, dated as of December 18, 2015, incorporated by reference to Exhibit 10.326 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

Exhibit Number	Description
10.328	Commercial Contract by and between ArchCo Residential LLC and Metropolitan Property Investment, LLC, dated as of November 30, 2015, incorporated by reference to Exhibit 10.327 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.329	Assignment and Assumption of Commercial Contract by and between ArchCo Residential LLC and BR ArchCo Flagler Village, dated as of December 18, 2015, incorporated by reference to Exhibit 10.328 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.330	Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of January 12, 2015, incorporated by reference to Exhibit 10.329 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.331	Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of February 9, 2015, incorporated by reference to Exhibit 10.330 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.332	Second Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of April 30, 2015, incorporated by reference to Exhibit 10.331 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.333	Third Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of June 30, 2015, incorporated by reference to Exhibit 10.332 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.334	Fourth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of September 15, 2015, incorporated by reference to Exhibit 10.333 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.335	Fifth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of October, 2015, incorporated by reference to Exhibit 10.334 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.336	Assignment and Assumption of Agreement of Purchase and Sale by and between ArchCo Residential LLC and BR ArchCo Flagler Village, LLC, dated as of December 18, 2015, incorporated by reference to Exhibit 10.335 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.337	Limited Liability Company Agreement of BRG SW FL Portfolio, LLC by Bluerock Residential Holdings, L.P., dated effective as of November 23, 2015, incorporated by reference to Exhibit 10.336 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.338	Limited Liability Company Agreement of BR SW FL Portfolio JV Member, LLC by BRG SW FL Portfolio, LLC, dated effective as of November 23, 2015, incorporated by reference to Exhibit 10.337 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.339	Limited Liability Company Agreement of BR Carroll SW Portfolio JV, LLC by and between BR SW FL Portfolio JV Member, LLC and Carroll Co-Invest IV SW FL Portfolio, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.338 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

Exhibit Number	Description
10.340	Limited Liability Company Agreement of BR Carroll Naples, LLC by BR Carroll SW Portfolio JV, LLC, dated effective as of November 23, 2015, incorporated by reference to Exhibit 10.339 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.341	Limited Liability Company Agreement of BR Carroll Palmer Ranch, LLC by BR Carroll SW Portfolio JV, LLC, dated effective as of November 23, 2015, incorporated by reference to Exhibit 10.340 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.342	60 Day Letter executed by BR Carroll Palmer Ranch, LLC, dated January 5, 2016, incorporated by reference to Exhibit 10.341 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.343	Assignment of Management Agreement and Subordination of Management Fees by BR Carroll Palmer Ranch, LLC and Carroll Management Group, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.342 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.344	Guaranty by Bluerock Residential Growth REIT, Inc. and MPC Partnership Holdings LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.343 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.345	Multifamily Loan and Security Agreement by and between BR Carroll Palmer Ranch, LLC and Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.344 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.346	Multifamily Mortgage, Assignment of Rents and Security Agreement by BR Carroll Palmer Ranch, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.345 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.347	Multifamily Note by BR Carroll Palmer Ranch, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.346 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.348	60 Day Letter executed by BR Carroll Naples, LLC, dated January 5, 2016, incorporated by reference to Exhibit 10.347 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.349	Assignment of Management Agreement and Subordination of Management Fees by BR Carroll Naples, LLC and Carroll Management Group, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.348 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.350	Guaranty by Bluerock Residential Growth REIT, Inc. and MPC Partnership Holdings LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.349 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.351	Multifamily Loan and Security Agreement by and between BR Carroll Naples, LLC and Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.350 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.352	Multifamily Mortgage, Assignment of Rents and Security Agreement by BR Carroll Naples, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.351 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

Exhibit Number	Description
10.353	Multifamily Note by BR Carroll Naples, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.352 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.354	Limited Liability Company Agreement of BRG Morehead NC, LLC by Bluerock Residential Holdings, L.P., dated as of November 24, 2015, incorporated by reference to Exhibit 10.353 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.355	Limited Liability Company Agreement of BR Morehead JV Member, LLC by and between BRG Morehead NC, LLC and Special Opportunity + Income Fund II, LLC, dated as of November 24, 2015, incorporated by reference to Exhibit 10.354 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.356	Amended and Restated Limited Liability Company Agreement of BR ArchCo Morehead JV, LLC by and between BR Morehead JV Member, LLC and WMH Sponsor LLC, dated as of January 6, 2016, incorporated by reference to Exhibit 10.355 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.357	Limited Liability Company Agreement of BR ArchCo Morehead, LLC by BR ArchCo Morehead JV, LLC, dated as of November 24, 2015, incorporated by reference to Exhibit 10.356 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.358	First Amendment to Limited Liability Company Agreement of BR ArchCo Morehead, LLC by BR ArchCo Morehead JV, LLC, dated as of January 6, 2016, incorporated by reference to Exhibit 10.357 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.359	Assignment of Membership Interest by and between BRG Morehead NC, LLC and BR Morehead JV Member, LLC, dated as of January 6, 2016, incorporated by reference to Exhibit 10.358 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.360	Project Administration Agreement by and between BRG Morehead Development Manager, LLC and ArchCo WMH PM LLC, dated as of November 24, 2015, incorporated by reference to Exhibit 10.359 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.361	Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated as of April 21, 2015, incorporated by reference to Exhibit 10.360 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.362	Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated as of June 8, 2015, incorporated by reference to Exhibit 10.361 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.363	Second Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated as of June 26, 2015, incorporated by reference to Exhibit 10.362 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.364	Third Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated as of June 30, 2015, incorporated by reference to Exhibit 10.363 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

Exhibit Number	Description
10.365	Fourth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated as of November 24, 2015, incorporated by reference to Exhibit 10.364 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.366	Assignment and Assumption of Agreement of Purchase and Sale by and between ArchCo Residential, LLC and BR ArchCo Morehead, LLC, dated as of November 24, 2015, incorporated by reference to Exhibit 10.365 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.367	Real Estate Purchase Agreement between Bluerock Real Estate, L.L.C and AHB Apartments LLC, dated January 22, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2016
10.368	Assignment of Rights by and between Bluerock Real Estate, L.L.C. and Bluerock Residential Growth REIT, Inc., through its direct and indirect subsidiaries, BR Henderson Beach, LLC and BRG Henderson Beach, LLC, dated as of February 22, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 26, 2016
10.369	Dealer Manager Agreement by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and Bluerock Capital Markets, LLC, dated February 24, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2016
10.370	Warrant Agreement by and between Bluerock Residential Growth REIT, Inc. and American Stock Transfer & Trust Company, LLC, dated February 24, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2016
10.371	Subscription Escrow Agreement by and between Bluerock Residential Growth REIT, Inc., Bluerock Capital Markets, LLC and UMB Bank, N.A., dated February 24, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 1, 2016
10.372	Loan Assumption and Mortgage Modification Agreement, by and between Western-Southern Life Assurance Company and BR Henderson Beach, LLC, dated March 15, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2016
10.373	Environmental Indemnity Agreement, by and between BR Henderson Beach, LLC, Bluerock Residential Growth REIT, Inc., and Western-Southern Life Assurance Company, dated March 15, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 21, 2016
10.374	Limited Recourse Guaranty, by and between Bluerock Residential Growth REIT, Inc. and Western-Southern Life Assurance Company, dated March 15, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 21, 2016
10.375	Management Agreement by and between BR Henderson Beach, LLC and GREP Southeast, LLC, dated March 15, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 21, 2016
10.376	Amended and Restated Open End Mortgage, Security Agreement, Assignment of Rents and Leases, and Fixture Filing, by and between AHB Apartments, LLC and Western-Southern Life Assurance Company, dated January 3, 2013, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 21, 2016
10.377	Amended and Restated Promissory Note, by and between AHB Apartments, LLC and Western-Southern Life Assurance Company, dated January 3, 2013, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 21, 2016

Exhibit Number	Description
10.378	Declaration of Restrictive Covenants, by AHB Apartments, LLC, dated March 15, 2016, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on March 21, 2016
10.379	Modification Agreement by and among BR T&C BLVD., LLC, as borrower, CFP Residential, L.P., Maple Residential, L.P., CFH Maple Residential Investor, L.P., VF Residential, Ltd., and VF Multifamily Holdings, Ltd., as guarantors, and Compass Bank and Green Bank, as Lenders, dated as of June 7, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2016
10.380	Multifamily Loan and Security Agreement (Non-Recourse), by and between BR Carroll Lansbrook, LLC and Walker & Dunlop, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2016
10.381	Interest Rate Cap Reserve and Security Agreement, by and between BR Carroll Lansbrook, LLC and Walker & Dunlop, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 11, 2016
10.382	Consolidated, Amended and Restated Multifamily Note, by and between BR Carroll Lansbrook, LLC and Walker & Dunlop, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 11, 2016
10.383	Consolidated, Amended and Restated Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Florida), by BR Carroll Lansbrook, LLC to and for the benefit of Walker & Dunlop, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 11, 2016
10.384	Assignment of Management Agreement, by and among BR Carroll Lansbrook, LLC, Walker & Dunlop, LLC and Carroll Management Group, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 11, 2016
10.385	Assignment of Security Instrument (Consolidated, Amended and Restated Multifamily Mortgage, Assignment of Leases and Rents Security Agreement and Fixture Filing) by Walker & Dunlop, LLC to and for the benefit of Fannie Mae, dated as of July 8, 2016, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 11, 2016
10.386	Environmental Indemnity Agreement, by BR Carroll Lansbrook, LLC to and for the benefit of Walker & Dunlop, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 11, 2016
10.387	Guaranty of Non-Recourse Obligations, by Bluerock Residential Growth REIT, Inc. and Carroll Multifamily Real Estate Fund III, L.P. to and for the benefit of Walker & Dunlop, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 11, 2016
10.388	First Amendment to Limited Liability Company Agreement of BR Carroll Lansbrook, LLC, by BR Carroll Lansbrook JV, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 11, 2016
10.389	First Amendment to Limited Liability Company Agreement of BR Carroll Lansbrook JV, LLC, by BR Lansbrook JV Member, LLC and Carroll Lansbrook JV Member, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on July 11, 2016
10.390	Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated July 15, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2016
10.391	Limited Liability Company Agreement of BRG Tenside, LLC by Bluerock Residential Holdings, L.P., dated as of June 2, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2016

Exhibit Number	Description
10.392	Limited Liability Company Agreement of BR Tenside JV Member, LLC by BRG Tenside, LLC, dated as of June 2, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 20, 2016
10.393	Limited Liability Company Agreement of BR Carroll Tenside JV, LLC by and between BR Tenside JV Member, LLC and Carroll Co-Invest IV Tenside, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 20, 2016
10.394	Limited Liability Company Agreement of BR Carroll Tenside, LLC by BR Carroll Tenside JV, LLC, dated as of June 2, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 20, 2016
10.395	Agreement of Purchase and Sale by and between Waterton Tenside Owner, L.L.C. and Carroll Acquisitions, LLC, dated as of May 25, 2016, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 20, 2016
10.396	Assignment and Assumption of Purchase Agreement by and between Carroll Acquisitions, LLC and BR Carroll Tenside, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 20, 2016
10.397	Multifamily Loan and Security Agreement (Non-Recourse) by and Between BR Carroll Tenside, LLC and Walker & Dunlop, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 20, 2016
10.398	Multifamily Note by BR Carroll Tenside, LLC to and for the benefit of Walker & Dunlop, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 20, 2016
10.399	Multifamily Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BR Carroll Tenside, LLC to and for the benefit of Walker & Dunlop, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 20, 2016
10.400	Assignment of Management Agreement by and among BR Carroll Tenside, LLC, Walker & Dunlop, LLC and Carroll Management Group, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on July 20, 2016
10.401	Guaranty of Non-Recourse Obligations by Bluerock Residential Growth REIT, Inc. and Carroll Multifamily Real Estate Fund IV, LP to and for the benefit of Walker & Dunlop, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on July 20, 2016
10.402	Environmental Indemnity Agreement by BR Carroll Tenside, LLC to and for the benefit of Walker & Dunlop, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on July 20, 2016
10.403	Assignment of Security Instrument (Multifamily Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing) by Walker & Dunlop, LLC to Fannie Mae, dated as of July 14, 2016, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on July 20, 2016
10.404	Property Management Agreement by and between BR Carroll Tenside, LLC and Carroll Management Group, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on July 20, 2016
10.405	Indenture of Trust by and between The Atlanta Development Authority and Bank of New York Mellon Trust Company, N.A., dated December 1, 2009, incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

Exhibit Number	Description
10.406	Lease Agreement by and between The Atlanta Development Authority, a public body corporate and politic of the State of Georgia, and Ten Side Holdings, LLC, dated December 1, 2009, incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016
10.407	Taxable Lease Purchase Revenue Bond by and between The Atlanta Development Authority, a public body corporate and politic of the State of Georgia, and Ten Side Holdings, LLC, dated December 30, 2009, incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016
10.408	Bond Pledge and Security Agreement by and between KeyBank National Association and Ten Side Holdings, LLC, dated December 29, 2009, incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016
10.409	Allonge to Bond R-1 by and between Waterton Tenside Owner, L.L.C. and BR Carroll Tenside, LLC, incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016
10.410	Assignment and Assumption of Bond Documents by and between Waterton Tenside Owner, L.L.C. and BR Carroll Tenside, LLC, dated July 14, 2016, incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016
10.411	Assignment and Assumption of Lease Documents by and between Waterton Tenside Owner, L.L.C. and BR Carroll Tenside, LLC, dated July 14, 2016, incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016
10.412	Sale-Purchase Agreement by and between RPG Glenridge LLC and Carroll Acquisitions, LLC, dated August 12, 2016, incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016
10.413	First Amendment to Sale-Purchase Agreement by and between RPG Glenridge LLC and Carroll Acquisitions, LLC, dated August 19, 2016, incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016
10.414	Second Amendment to Sale-Purchase Agreement by and between RPG Glenridge LLC and Carroll Acquisitions, LLC, dated August 24, 2016, incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016
10.415	Third Amendment to Sale-Purchase Agreement by and between RPG Glenridge LLC and Carroll Acquisitions, LLC, dated August 25, 2016, incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016
10.416	Assignment and Assumption of Purchase Agreement by and between Carroll Acquisitions, LLC and BR Carroll Glenridge, dated October 13, 2016, incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016
10.417	Rate Cap Agreement by and between SMBC Capital Markets, Inc. and BR Carroll Glenridge, dated October 11, 2016, incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016
10.418	Limited Liability Company Agreement of BRG Glenridge, LLC by Bluerock Residential Holdings, L.P., dated as of August 2, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2016
10.419	Limited Liability Company Agreement of BR Glenridge JV Member, LLC by BRG Glenridge, LLC, dated as of August 2, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 19, 2016

Exhibit Number	Description
10.420	Limited Liability Company Agreement of BR Carroll Glenridge JV, LLC by and between BR Glenridge JV Member, LLC and Carroll Co-Invest IV Glenridge, LLC, dated as of October 13, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 19, 2016
10.421	Limited Liability Company Agreement of BR Carroll Glenridge, LLC by BR Carroll Glenridge JV, LLC, dated as of August 2, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 19, 2016
10.422	Multifamily Loan and Security Agreement (Non-Recourse) by and between BR Carroll Glenridge, LLC and KeyBank National Association, dated as of October 13, 2016, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 19, 2016
10.423	Multifamily Note by BR Carroll Glenridge, LLC to and for the benefit of KeyBank National Association, dated as of October 13, 2016, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 19, 2016
10.424	Multifamily Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement by BR Carroll Glenridge, LLC to and for the benefit of KeyBank National Association, dated as of October 13, 2016, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 19, 2016
10.425	Assignment of Management Agreement and Subordination of Management Fees by and among BR Carroll Glenridge, LLC, KeyBank National Association and Carroll Management Group, LLC, dated as of October 13, 2016, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 19, 2016
10.426	Guaranty by Bluerock Residential Growth REIT, Inc. and Carroll Multifamily Real Estate Fund IV, LP to and for the benefit of KeyBank National Association, dated as of October 13, 2016, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 19, 2016
10.427	Assignment of Security Instrument by KeyBank National Association to Federal Home Loan Mortgage Corporation, dated as of October 13, 2016, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 19, 2016
10.428	Property Management Agreement by and between BR Carroll Glenridge, LLC and Carroll Management Group, LLC, dated as of October 13, 2016, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on October 19, 2016
10.429	Limited Liability Company Agreement of BEMT Springhouse, LLC by Bluerock Enhanced Multifamily Holdings, L.P., dated as of December 3, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.430	Limited Liability Company/Joint Venture Agreement of BR Springhouse Managing Member, LLC by and between BEMT Springhouse, LLC and Bluerock Special Opportunity + Income Fund, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 2 to the Company’s Prospectus, dated October 15, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.431	BR Springhouse Managing Member, LLC Assignment of Membership Interest by Bluerock Special Opportunity + Income Fund, LLC to BEMT Springhouse, LLC, dated as of April 2, 2014, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.432	Amended and Restated Limited Liability Company Agreement of BR Hawthorne Springhouse JV, LLC by and among BR Springhouse Managing Member, LLC, BR Springhouse TRS, LLC and Carroll Co-Invest IV Roswell, LLC, dated as of October 13, 2016, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 7, 2016

Exhibit Number	Description
10.433	Limited Liability Company Agreement of BR Roswell, LLC by BR Hawthorne Springhouse JV, LLC, effective as of September 20, 2016, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.434	Loan Agreement by and between BR Roswell, LLC and MetLife HCMJV 1 REIT, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.435	Promissory Note by BR Roswell, LLC to and for the benefit of MetLife HCMJV 1 REIT, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.436	Deed to Secure Debt, Security Agreement and Fixture Filing by BR Roswell, LLC to and for the benefit of MetLife HCMJV 1 REIT, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.437	Assignment and Subordination of Management Agreement by and among BR Roswell, LLC, MetLife HCMJV 1 REIT, LLC and Carroll Management Group, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.438	Guaranty of Recourse Obligations by Bluerock Residential Growth REIT, Inc. to and for the benefit of MetLife HCMJV 1 REIT, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.439	Assignment of Leases by BR Roswell, LLC to and for the benefit of MetLife HCMJV 1 REIT, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.440	Unsecured Indemnity Agreement by BR Roswell, LLC and Bluerock Residential Growth REIT, Inc. in favor of MetLife HCMJV 1 REIT, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.441	Property Management Agreement by and between BR Roswell, LLC and Carroll Management Group, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.442	Purchase and Sale Agreement by and between GGT LMI City Walk GA, LLC and Bluerock Real Estate, LLC, dated as of September 15, 2016, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.443	First Amendment to Purchase and Sale Agreement by and between GGT LMI City Walk GA, LLC and Bluerock Real Estate, LLC, dated as of September 19, 2016, incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.444	Second Amendment to Purchase and Sale Agreement by and between GGT LMI City Walk GA, LLC and Bluerock Real Estate, LLC, dated as of September 29, 2016, incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.445	Third Amendment to Purchase and Sale Agreement by and between GGT LMI City Walk GA, LLC and Bluerock Real Estate, LLC, dated as of November 3, 2016, incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.446	Assignment of Purchase and Sale Agreement by and between Bluerock Real Estate, LLC and BR Roswell, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on December 7, 2016

Exhibit Number	Description
10.447	Amended and Restated Limited Liability Company Agreement of BR ArchCo Morehead, LLC by BR ArchCo Morehead Mezz, LLC, dated as of December 29, 2016
10.448	LLC Agreement of BR ArchCo Morehead Mezz, LLC by BR ArchCo Morehead JV, LLC, dated as of December 29, 2016
10.449	Second Amended and Restated Limited Liability Company Agreement of BR ArchCo Morehead JV, LLC by and between BR Morehead JV Member, LLC and WMH Sponsor LLC, dated as of December 29, 2016
10.450	Second Amended and Restated Limited Liability Company Agreement of BR Morehead JV Member, LLC by and between BRG Morehead, LLC and Bluerock Special Opportunity + Income Fund II, LLC, dated as of January 5, 2017
10.451	Amended and Restated Limited Liability Company Agreement of BR Henderson Beach, LLC by BRG Henderson Beach, LLC, dated as of March 15, 2016
10.452	Limited Liability Company Agreement of BRG Henderson Beach, LLC by Bluerock Residential Holdings, L.P., dated as of January 7, 2016
10. 453	First Amendment to Limited Liability Company Agreement of BR Vickers Roswell JV Member, LLC by and between BRG Vickers Roswell, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated as of February 15, 2017
10.454	First Amendment to Limited Liability Company Agreement of BR Flagler JV Member, LLC by and between BRG Flagler Village, LLC and Bluerock Special Opportunity + Income Fund II, LLC, dated as of February 15, 2017
10.455	First Amendment to Amended and Restated Limited Liability Company Agreement of BR Perimeter JV Member, LLC by and between BRG Perimeter, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated as of February 15, 2017
10.456	First Amendment to Amended and Restated Limited Liability Company Agreement of BR Boca JV Member, LLC by and between BRG Boca, LLC and Bluerock Special Opportunity + Income Fund II, LLC, dated as of February 15, 2017
12.1	Ratio of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends
21.1	List of Subsidiaries
23.1	Consent of BDO USA, LLP
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated March 29, 2016, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 19, 2016
101.1	The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows