Form 10-K/A
period 2016-12-31
Bluerock Residential Growth REIT, Inc.
filed 2017-03-31
CIK 1442626

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No.1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 1-36369

 BLUEROCK RESIDENTIAL GROWTH REIT, INC.

(Exact Name of Registrant as Specified in its Charter)

Maryland	26-3136483
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

712 Fifth Avenue, 9th Floor, New York, NY	10019
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: 212 843-1601

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange On Which Registered
Class A Common Stock, $0.01 par value per share	New York Stock Exchange MKT
Series A Preferred Stock, $0.01 par value per share	New York Stock Exchange MKT
Series C Preferred Stock, $0.01 par value per share	New York Stock Exchange MKT
Series D Preferred Stock, $0.01 par value per share	New York Stock Exchange MKT

Securities Registered Pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,”  “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐	Small Reporting Company ☐
(Do not check if small reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No ☒

The aggregate market value of the common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2016) was $252,594,776.

Number of shares outstanding of the registrant’s
classes of common stock, as of February 6, 2017: Class A Common Stock: 24,168,169 shares

EXPLANATORY NOTE

Bluerock Residential Growth REIT, Inc. (the “Company”, “we,” “our,” or “us”) is filing this Amendment No. 1 (the “Form 10-K/A”) to our Annual Report on Form 10-K for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission (“SEC”) on February 22, 2017 (the “Original Form 10-K”), solely for the purpose of complying with Regulation S-X, Rule 3-09. Rule 3-09 requires that Form 10-K contain separate financial statements for unconsolidated subsidiaries and investees accounted for by the equity method when such entities are individually significant.

We have determined that our equity method investments in BR Lake Boone JV Member, LLC, BR T&C BLVD JV Member, LLC, BR Southside Member, LLC, BR Cheshire Member, LLC, and BR Whetstone Member, LLC, which are not consolidated in our financial statements were significant under the income test of Rule 3-09 in relationship to our financial results for the year ended December 31, 2016. Since these 2016 financial statements were not available until after the date of the filing of our Original Form 10-K, Rule 3-09 provides that the financial statements may be filed as an amendment to our Original Form 10-K within 90 days after the end of our fiscal year ended December 31, 2016.

Therefore, this Form 10-K/A amends Item 15 of our Original Form 10-K filed on February 22, 2017 to include the following Exhibits:

•	Exhibit 23.2 – Consent of BDO USA, LLP for BR Lake Boone JV Member, LLC, BR T&C BLVD JV Member, LLC, BR Southside Member, LLC, BR Cheshire Member, LLC, and BR Whetstone Member, LLC.

•	Exhibit 99.2 – BR Lake Boone JV Member, LLC, Financial Statements as of December 31, 2016 and for the year then ended.

•	Exhibit 99.3 – BR T&C BLVD JV Member, LLC, Financial Statements as of December 31, 2016 and for the year then ended.

•	Exhibit 99.4 – BR Southside Member, LLC, Financial Statements as of December 31, 2016 and for the year then ended.

•	Exhibit 99.5 – BR Cheshire Member, LLC, Financial Statements as of December 31, 2016 and for the year then ended.

•	Exhibit 99.6 – BR Whetstone Member, LLC, Financial Statements as of December 31, 2016 and for the year then ended.

Except as described above, this Form 10-K/A is not intended to update or modify any other information presented in the Original Form 10-K. This Form 10-K/A does not update or modify in any way the financial position, results of operations, cash flows, or related disclosures in the Original Form 10-K, and does not reflect events occurring after the Original Form 10-K’s original filing date of February 22, 2017. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our Original Form 10-K. In addition, in accordance with applicable rules and regulations promulgated by the SEC, this Form 10-K/A includes updated certifications from our Chief Executive Officer and Chief Financial Officer as Exhibits 31.3, 31.4, 32.3 and 32.4.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

b) Exhibits — The exhibit index attached hereto is incorporated by reference under this item.

c) Financial Statements of Unconsolidated Joint Ventures:

The financial statements for BR Lake Boone JV Member, LLC, BR T&C BLVD JV Member, LLC, BR Southside Member, LLC, BR Cheshire Member, LLC, and BR Whetstone Member, LLC, are included as they meet the significant subsidiary definition of S-X 210.1-02(w) for the year ended December 31, 2016. The financial statements are listed as Exhibit 99.2 to 99.6 to this Amendment No. 1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

Dated: March 31, 2017	By: /s/ Christopher J. Vohs
Christopher J. Vohs,
Chief Accounting Officer and Treasurer

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

Exhibit Number	Description
3.1	Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

3.2	Articles of Amendment of the Company, incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-184006)

3.3	Second Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

3.4	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, dated March 26, 2014, incorporated by reference to Exhibit 3.6 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

3.5	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, dated March 26, 2014, incorporated by reference to Exhibit 3.7 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

3.6	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, dated March 31, 2014, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed April 1, 2014

3.7	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, dated March 31, 2014, incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed April 1, 2014

3.8	Articles Supplementary of the Company, dated October 20, 2015, incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-A filed October 20, 2015

3.9	Articles Supplementary of the Company, dated December 16. 2015, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 22, 2015

3.10	Articles Supplementary of the Company, dated February 26, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 1, 2016

3.11	Articles Supplementary of the Company, dated March 29, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 29, 2016

3.12	Articles Supplementary of the Company, dated July 15, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 18, 2016

3.13	Articles Supplementary of the Company, dated October 10, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 12, 2016

3.14	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

4.1	LTIP Unit Vesting Agreement, between and among the Company, Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated April 2, 2014, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

4.2	Registration Rights Agreement by and among Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund III, LLC, BR SOIF II Manager, LLC, BR SOIF III Manager, LLC and the Company, dated April 2, 2014, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on April 8, 2014

4.3	Registration Rights Agreement among BR-NPT Springing Entity, LLC, BR-North Park Towers, LLC and the Company, dated April 2, 2014, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on April 8, 2014

4.4	Tax Protection Agreement by and among the Company, Bluerock Residential Holdings, L.P. and BR-NPT Springing Entity, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on April 8, 2014

4.5	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and R. Ramin Kamfar, dated April 2, 2014, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed April 8, 2014

4.6	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Gary T. Kachadurian, dated April 2, 2014, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed April 8, 2014

4.7	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Michael L. Konig, dated April 2, 2014, incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed April 8, 2014

4.8	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Christopher J. Vohs, dated April 2, 2014, incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed April 8, 2014

4.9	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and I. Bobby Majumder, dated April 2, 2014, incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed April 8, 2014

4.10	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Brian D. Bailey, dated April 2, 2014, incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed April 8, 2014

4.11	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Romano Tio, dated April 2, 2014, incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed April 8, 2014

4.12	LTIP Unit Vesting Agreement by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., and BRG Manager, LLC, dated July 2, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2015

4.13	Stock Award Agreement by and between the Company and Brian D. Bailey, dated as of March 24, 2015, incorporated by reference to Exhibit 4.60 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

4.14	Stock Award Agreement by and between the Company and I. Bobby Majumder, dated as of March 24, 2015, incorporated by reference to Exhibit 4.61 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

4.15	Stock Award Agreement by and between the Company and Romano Tio, dated as of March 24, 2015, incorporated by reference to Exhibit 4.62 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

4.16	Form of Amendment to Stock Award Agreement, incorporated by reference to Exhibit 4.63 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

4.17	LTIP Unit Vesting Agreement by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., and BRG Manager, LLC, dated August 3, 2016, incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

4.18	Letter Agreement, by and between Bluerock Residential Growth REIT, Inc. and Cetera Financial Group, Inc., dated as of February 6, 2017, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 8, 2016

10.1	Management Agreement by and among the Company, Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2014

10.2	Third Amended and Restated Advisory Agreement between Bluerock Multifamily Advisor, LLC, Bluerock Multifamily Holdings, L.P. and the Company dated February 27, 2013, incorporated by reference to Exhibit 10.2 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-184006)

10.3	Investment Allocation Agreement between Bluerock Real Estate, L.L.C., BRG Manager, LLC, and the Company, dated April 2, 2014, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 8, 2014

10.4	Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated April 2, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed on April 8, 2014

10.5	First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 21, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 21, 2015

10.6	Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated December 21, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 22, 2015

10.7	Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated March 1, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 1, 2016

10.8	Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated July 15, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 18, 2016

10.9	Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 11, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 12, 2016

10.10	Limited Liability Company/Joint Venture Agreement of BR Springhouse Managing Member, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.11	Limited Liability Company/Joint Venture Agreement of BR Hawthorne Springhouse JV, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.12	Property Management Agreement by and between BR Springhouse, LLC and Hawthorne Residential Partners, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.9 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.13	Multifamily Deed of Trust, Assignment of Rents and Security Agreement by BR Springhouse, LLC for the benefit of CW Capital, LLC, dated December 3, 2009, incorporated by reference to Exhibit 10.10 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.14	Amended and Restated Limited Liability Company Agreement of BR Creekside Managing Member, LLC, dated as of March 31, 2010, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010

10.15	Amended and Restated Limited Liability Company Agreement of BR Hawthorne Creekside JV, LLC, dated as of March 31, 2010, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2010

10.16	Amended and Restated Limited Liability Company Agreement of BR Augusta JV Member, LLC, dated as of September 1, 2010, incorporated by reference to Exhibit 10.27 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.17	Limited Liability Company Agreement of BSF/BR Augusta JV, LLC, dated as of July 29, 2010, incorporated by reference to Exhibit 10.28 to Post-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.18	First Amendment to Amended and Restated Limited Liability Company Agreement of BR Creekside Managing Member, LLC, dated as of June 27, 2012, incorporated by reference to Exhibit 10.53 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.19	First Amendment to Limited Liability Company Agreement of BR Springhouse Managing Member, LLC, dated as of June 27, 2012, incorporated by reference to Exhibit 10.54 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.20	Limited Liability Company Agreement of BR Enders Managing Member, LLC, dated as of October 2, 2012, incorporated by reference to Exhibit 10.59 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.21	Limited Liability Company Agreement of Waypoint Bluerock Enders JV, LLC, dated as of October 2, 2012, incorporated by reference to Exhibit 10.60 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.22	Amended and Restated Limited Liability Company Agreement of Waypoint Enders Owner, LLC, dated as of October 2, 2012, incorporated by reference to Exhibit 10.61 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.23	Multifamily Note — CME by and between Waypoint Enders Owner, LLC and Jones Lang LaSalle Operations, L.L.C., dated October 2, 2012, incorporated by reference to Exhibit 10.62 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.24	Multifamily Loan and Security Agreement — CME by and among Waypoint Enders Owner, LLC and Jones Lang LaSalle Operations, L.L.C., dated October 2, 2012, incorporated by reference to Exhibit 10.63 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.25	Backstop Agreement by and among Robert C. Rohdie, Waypoint Enders Investors, LP, Waypoint Enders GP, LLC and BR Enders Managing Member, LLC, dated October 2, 2012, incorporated by reference to Exhibit 10.64 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.26	Property Management Agreement by and among Waypoint Enders Owner, LLC and Bridge Real Estate Group, LLC d/b/a Waypoint Management, dated October 2, 2012, incorporated by reference to Exhibit 10.65 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.27	Asset Management Agreement by and among Waypoint Enders Owner, LLC and Waypoint Residential, LLC dated October 2, 2012, incorporated by reference to Exhibit 10.66 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.28	Line of Credit and Security Agreement by and among Bluerock Enhanced Multifamily Trust, Inc., Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated October 12, 2012, incorporated by reference to Exhibit 10.67 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.29	Promissory Note by and between Bluerock Enhanced Multifamily Trust, Inc., Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated October 2, 2012, incorporated by reference to Exhibit 10.68 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.30	Operating Agreement of BR Stonehenge 23Hundred JV, LLC, dated as of October 18, 2012, incorporated by reference to Exhibit 10.73 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.31	Amended and Restated Note by MDA City Apartments, LLC in favor of MONY Life Insurance Company, dated as of December 17, 2012, incorporated by reference to Exhibit 10.76 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.32	Amended and Restated Mortgage, Security Agreement and Fixture Filing by MDA City Apartments, LLC in favor of MONY Life Insurance Company, dated as of December 17, 2012, incorporated by reference to Exhibit 10.77 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.33	Sixth Loan Modification Agreement by and among MDA City Apartments, LLC, Jonathan Holtzman, Bluerock Special Opportunity + Income Fund, LLC and MONY Life Insurance Company, dated as of December 17, 2012, incorporated by reference to Exhibit 10.78 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.34	Guaranty of Note and Mortgage by MDA City Apartments, LLC, Jonathan Holtzman and Bluerock Special Opportunity + Income Fund, LLC to and for the benefit of MONY Life Insurance Company, dated as of December 17, 2012, incorporated by reference to Exhibit 10.79 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.35	Limited Liability Company Agreement of BR MDA Investors, LLC, dated as of December 17, 2012, incorporated by reference to Exhibit 10.80 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.36	Limited Liability Company Agreement of BR VG MDA JV Member, LLC, dated as of December 17, 2012, incorporated by reference to Exhibit 10.81 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.37	Amended and Restated Operating Agreement of MDA City Apartments, LLC, dated as of December 17, 2012, incorporated by reference to Exhibit 10.82 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.38	Asset Management Agreement by and among MDA City Apartments, LLC and Holtzman Interests #17A, LLC, dated as of December 17, 2012, incorporated by reference to Exhibit 10.83 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.39	Management Agreement by and among MDA City Apartments, LLC and Village Green Management Company LLC, dated as of December 14, 2012, incorporated by reference to Exhibit 10.84 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.40	Membership Interest Purchase Agreement by and among BEMT Berry Hill, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated December 17, 2012, incorporated by reference to Exhibit 10.85 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.41	Amended and Restated Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated December 26, 2012, incorporated by reference to Exhibit 10.88 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.42	First Amendment to Amended and Restated Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated August 13, 2013, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013

10.43	Second Amended and Restated Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated August 29, 2013, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013

10.44	First Amendment to Limited Liability Company Agreement of BR Meadowmont Managing Member, LLC, dated as of June 27, 2012, incorporated by reference to Exhibit 10.55 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.45	First Amendment to Third Amended and Restated Advisory Agreement between Bluerock Multifamily Advisor, LLC, Bluerock Multifamily Holdings, L.P. and the Company dated October 14, 2013, incorporated by reference to Exhibit 10.83 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

10.46	Contribution Agreement by and between BR-NPT Springing Entity, LLC and Bluerock Residential Holdings, L.P., effective as of March 10, 2014, incorporated by reference to Exhibit 10.91 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

10.47	Contribution Agreement by and among Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund III, LLC and the Company, effective as of March 10, 2014, incorporated by reference to Exhibit 10.92 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

10.48	Contribution Agreement by and between Bluerock Special Opportunity + Income Fund II, LLC and the Company, effective as of March 10, 2014, incorporated by reference to Exhibit 10.93 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

10.49	Contribution Agreement by and among Bluerock Special Opportunity + Income Fund, LLC, Bluerock Special Opportunity + Income Fund II, LLC and the Company, effective as of March 10, 2014, incorporated by reference to Exhibit 10.94 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

10.50	Contribution Agreement by and between Bluerock Special Opportunity + Income Fund, LLC and the Company, effective as of March 10, 2014, incorporated by reference to Exhibit 10.95 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

10.51	Pledge Agreement by and among the Company and Bluerock Special Opportunity + Income Fund II, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.52	Pledge Agreement by and among the Company and BR-NPT Springing Entity, LLC dated April 2, 2014, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.53	Pledge Agreement by and among the Company and Bluerock Special Opportunity + Income Fund, LLC dated April 2, 2014, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.54	Pledge Agreement by and among the Company and Bluerock Special Opportunity + Income Fund III, LLC dated April 2, 2014, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.55	Pledge Agreement by and among the Company and Bluerock Special Opportunity + Income Fund II, LLC dated April 2, 2014, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.56	Pledge Agreement by and among the Company and Bluerock Special Opportunity + Income Fund, LLC dated April 2, 2014, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.57	Pledge Agreement by and among the Company and Bluerock Special Opportunity + Income Fund II, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.58	Second Amendment to Third Amended and Restated Advisory Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Bluerock Multifamily Advisor, LLC dated March 26, 2014, incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.59	Joinder By and Agreement of New Indemnitor by and among the Company, Bluerock Residential Holdings, L.P. and U.S. Bank National Association, as trustee for the benefit of the holders of COMM 2014-CCRE14 Mortgage Trust Commercial Mortgage Pass-Through Certificates, dated April 2, 2014, incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.60	Indemnity Agreement by and among the Company, James G. Babb, III and R. Ramin Kamfar, dated April 2, 2014, incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.61	Assumption and Release Agreement (Guarantor Transfer) by and among the Company, Bluerock Special Opportunity + Income Fund, LLC, Bluerock Special Opportunity + Income Fund II, LLC, Bell Partners, Inc., Bell HNW Nashville Portfolio, LLC, Bell BR Waterford Crossing JV, LLC and Fannie Mae, dated April 2, 2014, incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed April 8, 2014

10.62	Purchase and Sale Agreement and Joint Escrow Instructions by and between BR Creekside LLC and Steadfast Asset Holdings, Inc., dated February 24, 2014, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014

10.63	Reinstatement and First Amendment to Purchase and Sale Agreement and Joint Escrow Instructions between BR Creekside LLC and Steadfast Asset Holdings, Inc., dated March 12, 2014, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014

10.64	Assignment of Membership Interest in BR VG Ann Arbor JV Member, LLC by and between Bluerock Special Opportunity + Income Fund II, LLC and BRG Ann Arbor, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.65	Assignment of Membership Interest in BR VG Ann Arbor JV Member, LLC by and between Bluerock Special Opportunity + Income Fund III, LLC and BRG Ann Arbor, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.66	Assignment of Membership Interest in BR Oak Crest Villas, LLC by and between Bluerock Special Opportunity + Income Fund II, LLC and BRG Oak Crest, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.67	Assignment of Membership Interest in BR Waterford JV Member, LLC by and between Bluerock Special Opportunity + Income Fund, LLC and BRG Waterford, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.68	Assignment of Membership Interest in BR Waterford JV Member, LLC by and between Bluerock Special Opportunity + Income Fund II, LLC and BRG Waterford, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.69	Membership Interest Purchase and Sale Agreement between and among Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund III, LLC and Bluerock Residential Holdings, L.P., effective as of May 15, 2014, incorporated by reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.70	Membership Interest Purchase Agreement between and among Waypoint Enders Investors, LP, Waypoint Enders GP, LLC, and Waypoint Bluerock Enders JV, LLC, effective as of May 28, 2014, incorporated by reference to Exhibit 10.96 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.71	Amended and Restated Limited Liability Company/Joint Venture Agreement of BR VG Ann Arbor JV Member, LLC, between and among BRG Ann Arbor, LLC, Dr. Reza Kamfar and Forough Kamfar, as joint tenants with rights of survivorship, Susan Kamfar and Stephanie Kamfar, effective as of April 2, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.72	Second Amended and Restated Operating Agreement of Village Green of Ann Arbor Associates, LLC, between and among BR VG Ann Arbor JV Member, LLC, Holtzman Equities # 11 Limited Partnership and JH Village Green LLC, dated September 12, 2012, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.73	Management Agreement between and among Village Green Management Company LLC, and Village Green of Ann Arbor Associates, LLC, dated September 12, 2012, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.74	Limited Liability Company Agreement of BR Oak Crest Villas, LLC, by Bluerock Special Opportunity + Income Fund II, LLC, dated December 12, 2011, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.75	First Amendment to Limited Liability Company Agreement of BR Oak Crest Villas, LLC between and among BRG Oak Crest, LLC, Dr. Reza Kamfar and Forough Kamfar, as joint tenants with rights of survivorship, Susan Kamfar and Stephanie Kamfar, effective as of April 2, 2014, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.76	Limited Liability Company Agreement of Villas Partners, LLC by and between Oak Crest Villas JV, LLC, Ryan L. Hanks and Jordan Ruddy, effective as of November 18, 2011, incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.77	Amended and Restated Limited Liability Company Agreement of BR-NPT Springing Entity, LLC by BR-North Park Towers, LLC, dated April 30, 2013, incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.78	First Amendment to Amended and Restated Limited Liability Company Agreement for BR-NPT Springing Entity, LLC by BR-North Park Towers, LLC, dated December 24, 2013, incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.79	Second Amendment to Amended and Restated Limited Liability Company Agreement of BR-NPT Springing Entity, LLC by BR-North Park Towers, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.80	Limited Liability Company/Joint Venture Agreement of BR Waterford JV Member, LLC by and between Bluerock Special Opportunity + Income Fund, LLC and Bluerock Special Opportunity + Income Fund II, LLC, dated February 23, 2012, incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.81	First Amendment to Limited Liability Company/Joint Venture Agreement of BR Waterford JV Member, LLC by BRG Waterford, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.82	Limited Liability Company/Joint Venture Agreement of Agreement of Bell BR Waterford Crossing JV, LLC, by and between BR Waterford JV Member, LLC and Bell HNW Nashville Portfolio, LLC, dated March 29, 2012, incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.83	First Amendment to Limited Liability Company/Joint Venture Agreement for Bell BR Waterford Crossing JV, LLC, by and between BR Waterford JV Member, LLC and Bell HNW Nashville Portfolio, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.84	Limited Liability Company Agreement of Oak Crest Villas JV, LLC by and between BR Oak Crest Villas, LLC and Oak Crest Investors, LLC, dated January 31, 2012, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.85	Operating Agreement of NPT Investors, LLC by and among Bluerock Real Estate, L.L.C., the persons set forth on Schedule A thereto and Bluerock Special Opportunity + Income Fund III, LLC, dated April 30, 2013, incorporated by reference to Exhibit 10.24 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.86	Consent Agreement by and among the Company, Village Green of Ann Arbor Associates, LLC, Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund Ill, LLC, BRG Ann Arbor LLC, Bluerock Residential Holdings, L.P., Jonathan Holtzman, and Deutsche Bank Trust Company Americas, as Trustee for the Registered Holders of Wells Fargo Commercial Mortgage Securities Inc. Multifamily Mortgage Pass-Through Certificates, Series 2013-K26, dated April 2, 2014, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.87	Multifamily Loan and Security Agreement by and between Village Green of Ann Arbor Associates, LLC and Keycorp Real Estate Capital Markets, Inc., dated September 12, 2012, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.88	Multifamily Note by and between Village Green of Ann Arbor Associates, LLC and Keycorp Real Estate Capital Markets, Inc., dated September 12, 2012, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.89	Multifamily Mortgage by and between Village Green of Ann Arbor Associates, LLC and Keycorp Real Estate Capital Markets, Inc., dated September 12, 2012, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.90	Guaranty by Jonathan Holtzman, Bluerock Special Opportunity + Income Fund II, LLC and Bluerock Special Opportunity + Income Fund III, LLC in favor of Keycorp Real Estate Capital Markets, Inc., dated September 12, 2012, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.91	Assignment of Security Instrument by Keycorp Real Estate Capital Markets, Inc. to Federal Home Loan Mortgage Corporation, dated September 12, 2012, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.92	Consent and Modification Agreement Regarding Transfer of Interests by and among Villas Partners, LLC, Ryan Hanks, and U.S. Bank National Association as Trustee for the registered holders of Wells Fargo Commercial Mortgage Securities, Inc., Multifamily Mortgage Pass-Through Certificates, Series 2012-K709, dated April 2, 2014, incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.93	Note and Mortgage Assumption Agreement by and between U.S. Bank National Association, as trustee for the benefit of the holders of COMM 2014-CCRE14 Mortgage Trust Commercial Mortgage Pass-Through Certificates, BR-NPT Springing Entity, LLC and BRG North Park Towers, LLC, dated April 3, 2014, incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.94	Limited Liability Company Agreement of BR Carroll Lansbrook JV, LLC by and between BR Lansbrook JV Member, LLC and Carroll Lansbrook JV Member, LLC, dated February 12, 2014, incorporated by reference to Exhibit 10.53 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.95	Amended and Restated Limited Liability Company Agreement of BR Lansbrook JV Member, LLC by and among BRG Lansbrook, LLC, Bluerock Special Opportunity + Income Fund II, LLC, and Bluerock Special Opportunity + Income Fund III, LLC, dated May 15, 2014, incorporated by reference to Exhibit 10.54 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.96	First Amendment to Limited Liability Company Agreement of BR Carroll Lansbrook JV, LLC by and between BR Lansbrook JV Member, LLC and Carroll Lansbrook JV Member, LLC, dated March 21, 2014, incorporated by reference to Exhibit 10.55 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.97	Property Management Agreement by and between BR Carroll Lansbrook, LLC and Carroll Management Group, LLC, dated March 21, 2014, incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.98	Subordination of Property Management Agreement by and among BR Carroll Lansbrook, LLC, Carroll Management Group, LLC and General Electric Capital Corporation, dated March 21, 2014, incorporated by reference to Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.99	Loan Agreement by and between BR Carroll Lansbrook, LLC and General Electric Capital Corporation, dated March 21, 2014, incorporated by reference to Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.100	Promissory Note made by Waterton Lansbrook Venture, L.L.C. to the order of Bank of America, N.A., dated September 28, 2012, incorporated by reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.101	Allonge by Bank of America, N.A. to General Electric Capital Corporation, dated March 19, 2014, incorporated by reference to Exhibit 10.60 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.102	Hazardous Materials Indemnity Agreement by BR Carroll Lansbrook, LLC for the benefit of General Electric Capital Corporation, dated March 21, 2014, incorporated by reference to Exhibit 10.61 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.103	Amended, Restated and Renewal Promissory Note by BR Carroll Lansbrook, LLC in favor of General Electric Capital Corporation, dated March 21, 2014, incorporated by reference to Exhibit 10.62 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.104	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing by and between Waterton Lansbrook Venture, L.L.C. and Bank of America, N.A., dated September 28, 2012, incorporated by reference to Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.105	Amendment to Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, Notice of Future Advance and Spreader Agreement by Waterton Lansbrook Venture, L.L.C. to and in favor of Bank of America, N.A., dated June 17, 2013, incorporated by reference to Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.106	Second Amendment to Mortgage, Assignment of Rents, Security Agreement and Fixture Filing, Notice of Future Advance and Spreader Agreement by Waterton Lansbrook Venture, L.L.C. to and in favor of Bank of America, N.A. dated December 30, 2013, incorporated by reference to Exhibit 10.65 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.107	Amended and Restated Mortgage, Assignment of Rents and Leases, Security Agreement and Fixture Filing by BR Carroll Lansbrook, LLC for the benefit of General Electric Capital Corporation, dated March 21, 2014, incorporated by reference to Exhibit 10.66 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.108	Assignment of Mortgage by Bank of America, N.A. to General Electric Capital Corporation, dated March 21, 2014, incorporated by reference to Exhibit 10.67 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.109	Assumption Agreement by and between General Electric Capital Corporation and BR Carroll Lansbrook, LLC, dated March 21, 2014, incorporated by reference to Exhibit 10.68 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.110	Limited Liability Company Agreement of BRG T&C BLVD Houston, LLC, by and between BRG T&C BLVD Houston, LLC and Bluerock Residential Holdings, L.P., dated June 30, 2014, incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.111	Limited Liability Company Agreement of BR T&C BLVD JV Member, LLC by and among BRG T&C BLVD Houston, LLC, Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund III, LLC, and Bluerock Growth Fund, LLC, dated July 1, 2014, incorporated by reference to Exhibit 10.161 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.112	Limited Liability Company Agreement of BR T&C BLVD., LLC, by and between HCH 106 Town and County L.P. and BR T&C BLVD JV Member, LLC, dated June 30, 2014, incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.113	Development Agreement by and between BR T&C BLVD., LLC and Maple Multi-Family Operations, L.L.C., dated June 30, 2014, incorporated by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.114	Owner-Contractor Construction Agreement by and between BR T&C Blvd., LLC and Maple Multi-Family TX Contractor, L.L.C., dated June 30, 2014, incorporated by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.115	Construction Loan Agreement by and between BR T&C BLVD., LLC, Compass Bank, and the lenders that are or become a signatory thereto, dated July 1, 2014, incorporated by reference to Exhibit 10.165 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.116	Guaranty Agreement by and between CFP Residential, L.P. CFH Maple Residential Investor, L.P., VF MultiFamily Holdings, Ltd. VF Residential, Ltd., and Maple Residential, L.P. in favor of Compass Bank and the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.166 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.117	Environmental Indemnity Agreement by and between BR T&C BLVD., LLC, Compass Bank, and the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.167 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.118	Promissory Note by and between BR T&C BLVD, LLC and Compass Bank, dated July 1, 2014, incorporated by reference to Exhibit 10.168 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.119	Promissory Note by and between BR T&C BLVD, LLC and Patriot Bank, dated July 1, 2014, incorporated by reference to Exhibit 10.169 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.120	Assignment and Subordination of Development Agreement by and between BR T&C BLVD., LLC and Maple Multi-Family Operations, L.L.C. for the benefit of Compass Bank and the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.170 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.121	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between BR T&C BLVD., LLC to Lee Q. Vardaman, Trustee for the benefit of Compass Bank as administrative agent for the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.171 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.122	Senior Secured Credit Facility Fee Letter by and between BR T&C BLVD., LLC and Compass Bank as administrative agent for the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.172 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.123	Amended and Restated Limited Liability Company Agreement of BR Orlando UCFP, LLC, by and between BRG UCFP Investor, LLC and Bluerock Special Opportunity + Income Fund, LLC, dated July 30, 2014, incorporated by reference to Exhibit 10.84 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.124	Development Agreement by and between UCFP Owner, LLC and CDP Developer I, LLC, dated January 31, 2014, incorporated by reference to Exhibit 10.85 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.125	Operating Agreement of BR/CDP UCFP Venture, LLC, by and between CDP UCFP Developer, LLC and BR Orlando UCFP, LLC, dated January 15, 2014, incorporated by reference to Exhibit 10.86 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.126	Limited Liability Company Agreement of BRG UCFP Investor, LLC, by Bluerock Residential Holdings, L.P., dated July 30, 2014, incorporated by reference to Exhibit 10.87 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.127	Assignment, Consent and Subordination of Development Agreement by and among CDP Developer I, LLC, and UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated as of December 15, 2013, and KeyBank National Association, dated as of May 14, 2014, incorporated by reference to Exhibit 10.88 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.128	Construction Loan Agreement by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, and KeyBank National Association, dated as of May 14, 2014, incorporated by reference to Exhibit 10.89 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.129	Promissory Note by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, for the benefit of KeyBank National Association, dated May 14, 2014, incorporated by reference to Exhibit 10.90 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.130	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, for the benefit of KeyBank National Association, dated May 14, 2014, incorporated by reference to Exhibit 10.91 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.131	Assignment of Leases and Rents by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, in favor of KeyBank National Association, dated May 14, 2014, incorporated by reference to Exhibit 10.92 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.132	Assignment of Construction Documents by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, in favor of KeyBank National Association, dated May 14, 2014, incorporated by reference to Exhibit 10.93 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.133	Environmental and Hazardous Substances Indemnity Agreement by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013 and such other unaffiliated third parties as provided therein, for the benefit of KeyBank National Association, dated May 14, 2014, incorporated by reference to Exhibit 10.94 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.134	Subordination Agreement by and between UCFP Owner, LLC as Trustee under the BR/CDP Colonial Trust Agreement dated December 15, 2013, such other unaffiliated third parties as provided therein, and KeyBank National Association, dated May 14, 2014, incorporated by reference to Exhibit 10.95 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.135	Redemption Agreement by and between BR Berry Hill Managing Member, LLC, Bluerock Growth Fund, LLC, BEMT Berry Hill, LLC and Bluerock Special Opportunity + Income Fund, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.187 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.136	Contribution and Distribution Agreement by and among BR Berry Hill Managing Member, LLC, BR Berry Hill Managing Member II, LLC, Bluerock Special Opportunity + Income Fund III, LLC, and BEMT Berry Hill, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.188 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.137	Amended and Restated Limited Liability Company Agreement of BR Stonehenge 23Hundred JV, LLC by and among BR Berry Hill Managing Member, LLC and BR Berry Hill Managing Member II, LLC, dated December 9 , 2014, incorporated by reference to Exhibit 10.189 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.138	Redemption Agreement by and among BR Stonehenge 23Hundred JV, LLC, BR Berry Hill Managing Member, LLC, BR Berry Hill Managing Member II, LLC, Bluerock Growth Fund, LLC, and Stonehenge 23Hundred JV Member, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.190 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.139	Tenancy in Common Agreement by and among SH 23 Hundred TIC, LLC, 23Hundred, LLC, and BGF 23Hundred, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.191 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.140	Fourth Amendment to Construction Loan Agreement by and among Fifth Third Bank, 23Hundred, LLC, SH 23 Hundred TIC, LLC, and BGF 23Hundred, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.192 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.141	Redemption Agreement between and among BR Stonehenge 23Hundred JV, LLC, Bluerock Growth Fund, LLC, BR Berry Hill Managing Member, LLC, and BR Berry Hill Managing Member II, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.193 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.142	Assumption Agreement by and among Fifth Third Bank, 23Hundred, LLC, SH 23Hundred TIC, LLC, and BGF 23Hundred, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.194 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.143	Limited Liability Company Agreement of BR Berry Hill Managing Member II, LLC, by and between BEMT Berry Hill, LLC and Bluerock Special Opportunity + Growth Fund III, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.195 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.144	Purchase and Sale Agreement by and between 23Hundred, LLC, BGF 23Hundred, LLC and SH 23Hundred TIC, LLC and Sentinel Acquisitions Corp., dated December 10, 2014, incorporated by reference to Exhibit 10.196 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.145	First Amendment to Purchase and Sale Agreement by and between 23Hundred, LLC, BGF 23Hundred, LLC and SH 23Hundred TIC, LLC and Sentinel Acquisitions Corp., dated December 15, 2014, incorporated by reference to Exhibit 10.197 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.146	Second Amendment to Purchase and Sale Agreement by and between 23Hundred, LLC, BGF 23Hundred, LLC and SH 23Hundred TIC, LLC and Sentinel Acquisitions Corp., dated December 17, 2014, incorporated by reference to Exhibit 10.198 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.147	Purchase and Sale Agreement by and between Bell HNW Waterford, LLC, Bell BR Waterford Crossing JV, LLC, and Bel Hendersonville LLC, dated December, 9, 2014, incorporated by reference to Exhibit 10.199 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.148	Assumption and Release Agreement by and among Bell BR Waterford Crossing JV, LLC, Bell HNW Waterford, LLC, Bluerock Residential Growth REIT Inc., Bell Partners Inc., and Bell HNW Nashville Portfolio, LLC, dated December 3, 2014, incorporated by reference to Exhibit 10.200 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.149	Redemption Agreement by and among Bell BR Waterford Crossing JV, LLC, BR Waterford JV Member, LLC, BR Waterford JV Minority Member, LLC, and Bell HNW Nashville Portfolio, LLC, dated December 3, 2014, incorporated by reference to Exhibit 10.201 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.150	Tenants In Common Agreement by and among Bell BR Waterford Crossing JV, LLC and Bell HNW Waterford, LLC, dated December 3, 2014, incorporated by reference to Exhibit 10.202 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.151	Amended and Restated Limited Liability Company Agreement by and among BR Waterford JV Member, LLC and BR Waterford JV Minority Member, LLC, dated December 3, 2014, incorporated by reference to Exhibit 10.203 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.152	Second Amendment to Multifamily Loan and Security Agreement by and between Bell BR Waterford Crossing JV LLC, Bell HNW Waterford, LLC, and Fannie Mae, dated December 3, 2014, incorporated by reference to Exhibit 10.204 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.153	Development Agreement by and between BR Bellaire Blvd, LLC, and Maple Multi-Family Operations, L.L.C., dated January 9, 2015, incorporated by reference to Exhibit 10.205 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.154	Limited Liability Company Agreement of BR Bellaire Blvd, LLC by and between Blaire House, LLC, and BR Southside Member, LLC, dated January 9, 2015, incorporated by reference to Exhibit 10.206 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.155	Guaranty Agreement by CFP Residential, L.P., CFH Maple Residential Investor, L.P., VF MultiFamily Holdings, Ltd., VF Residential, Ltd., and Maple Residential, L.P., in favor of BR Southside Member, LLC and BR Bellaire Blvd, LLC, dated January 9, 2015, incorporated by reference to Exhibit 10.207 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.156	Owner-Contractor Construction Agreement by and between BR Bellaire Blvd, LLC and Maple Multi-Family TX Contractor, L.L.C. dated January 9, 2015, incorporated by reference to Exhibit 10.208 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.157	Property Management Agreement by and between BR Carroll Arium Grande Lakes Owner, LLC and Carroll Management Group, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.209 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.158	Assignment of Management Agreement by and among BR Carroll Arium Grande Lakes Owner, LLC, Walker & Dunlop, LLC, and Carroll Management Group, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.210 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.159	Consolidated, Amended and Restated Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BR Carroll Arium Grande Lakes Owner, LLC, to and for the benefit of Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.211 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.160	Operations and Maintenance Agreement – Moisture Management Plan by and between BR Carroll Arium Grande Lakes Owner, LLC and Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.212 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.161	Interest Rate Cap Reserve and Security Agreement by and between BR Carroll Arium Grande Lakes Owner, LLC and Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.213 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.162	Environmental Indemnity Agreement by BR Carroll Arium Grande Lakes Owner, LLC, to and for the benefit of Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.214 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.163	Guaranty of Non-Recourse Obligations by MPC Partnership Holdings LLC, to and for the benefit of Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.215 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.164	Assignment of Security Instrument (Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing) by Walker & Dunlop, LLC, to and for the benefit of Fannie Mae, dated November 4, 2014, incorporated by reference to Exhibit 10.216 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.165	Consolidated, Amended and Restated Multifamily Note by and between BR Carroll Arium Grande Lakes Owner, LLC and Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.217 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.166	Multifamily Loan and Security Agreement (Non-Recourse) by and between BR Carroll Arium Grande Lakes Owner, LLC and Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.218 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.167	Limited Liability Company Agreement of BR Carroll Grande Lakes JV, LLC by and between BRG Grande Lakes, LLC and Carroll Co-Invest III Grande Lakes, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.219 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.168	Limited Liability Company Agreement of BR Carroll Arium Grande Lakes Owner, LLC by and between BR Carroll Grande Lakes JV, LLC and Bluerock Asset Management LLC, effective as of October 2, 2014, incorporated by reference to Exhibit 10.220 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.169	Limited Liability Agreement of BRG Grande Lakes, LLC, by and between BRG Grande Lakes, LLC and Bluerock Residential Holdings, L.P., dated October 2, 2014, incorporated by reference to Exhibit 10.221 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.170	Amended and Restated Limited Liability Company Agreement of 23Hundred, LLC by BR Stonehenge 23Hundred JV, LLC, dated as of December 31, 2014, incorporated by reference to Exhibit 10.169 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015

10.171	Limited Liability Company Agreement of BR Southside Member, LLC by and among BRG Southside, LLC, Bluerock Special Opportunity + Income Fund II, LLC, and Bluerock Special Opportunity + Income Fund III, LLC, dated December 22, 2014, incorporated by reference to Exhibit 10.170 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015

10.172	Limited Liability Company Agreement of BEMT Berry Hill, LLC by and between Bluerock Multifamily Holdings, L.P. and BEMT Berry Hill, LLC, dated as of October 18, 2012, incorporated by reference to Exhibit 10.171 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015

10.173	Purchase and Sale Agreement by and between Park Kingston Investors, LLC and Bluerock Real Estate, L.L.C., dated as of January 15, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.174	Amendment to Purchase and Sale Agreement by and between Park Kingston Investors, LLC and Bluerock Real Estate, L.L.C., dated as of February 17, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.175	Second Amendment to Purchase and Sale Agreement by and between Park Kingston Investors, LLC and Bluerock Real Estate, L.L.C., dated as of February 20, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.176	Partial Assignment and Assumption of Purchase and Sale Agreement by and between Bluerock Real Estate, L.L.C. and BR Park & Kingston Charlotte, LLC, dated as of February 20, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.177	Limited Liability Company Agreement of BR Park & Kingston Charlotte, LLC by 23Hundred, LLC, dated effective as of January 8, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 20, 2016

10.178	Amendment to Amended and Restated Limited Liability Company Agreement of 23Hundred, LLC by BR Stonehenge 23Hundred JV, LLC, dated January 8, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.179	Multifamily Loan and Security Agreement (Non-Recourse) by and between BR Park & Kingston Charlotte, LLC and CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.180	Multifamily Note by and between BR Park & Kingston Charlotte, LLC and CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 20, 2016

10.181	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BR Park & Kingston Charlotte, LLC for the benefit of CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.182	Assignment of Management Agreement by and between BR Park & Kingston Charlotte, LLC, CBRE Multifamily Capital, Inc., and Bell Partners Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.183	Environmental Indemnity Agreement and between BR Park & Kingston Charlotte, LLC and CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.184	Assignment of Collateral Agreements and Other Loan Documents by and between BR Park & Kingston Charlotte, LLC and CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.185	Agreement of Purchase and Sale by and between WRPV XI FH Austin, L.P. and Bluerock Real Estate, L.L.C., dated as of January 19, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.186	Assignment of Agreement of Purchase and Sale by and between Bluerock Real Estate, L.L.C., BR Fox Hills TIC-1, LLC, and BR Fox Hills TIC-2, LLC dated as of March 5, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.187	Tenants In Common Agreement by and among BR Fox Hills TIC-1, LLC and BR Fox Hills TIC-2, LLC, dated as of March 26, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.188	Limited Liability Company Agreement of BR Fox Hills TIC-1, LLC by and between 23Hundred, LLC and Bluerock Asset Management LLC, effective as of February 10, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.189	Limited Liability Company Agreement of BR Fox Hills TIC-2, LLC among Bell BR Waterford Crossing JV, LLC and Bluerock Asset Management LLC, effective as of February 10, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.190	Second Amended and Restated Limited Liability Company Agreement of Bell BR Waterford Crossing JV, LLC by and among BR Waterford JV Member, LLC, BR Waterford JV Minority Member, LLC, Durant Holdings, LLC, V BELLS LLC, and Craig S. West, effective as of March 26, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.191	Multifamily Loan and Security Agreement (Non-Recourse) by and between BR Fox Hills TIC-1, LLC, BR Fox Hills TIC-2, LLC, and Walker & Dunlop, LLC, effective as of March 26, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.192	Guaranty of Non-Recourse Obligations by Bluerock Residential Growth REIT, Inc. for the benefit of Walker & Dunlop, LLC, dated as of March 26, 2015, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.193	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BR Fox Hills TIC-1, LLC and BR Fox Hills TIC-2, LLC to Gary S. Farmer as trustee for the benefit of Walker & Dunlop, LLC, dated as of March 26, 2015, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.194	Assignment of Security Instrument (Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing) by Walker & Dunlop, LLC to Fannie Mae, dated as of March 26, 2015, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.195	Multifamily Note by BR Fox Hills TIC-1, LLC and BR Fox Hills TIC-2, LLC for the benefit of Walker & Dunlop, LLC, dated as of March 26, 2015, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.196	Subordination, Non-Disturbance and Attornment Agreement by and between BR Fox Hills TIC-1, LLC, BR Fox Hills TIC-2, LLC, Walker & Dunlop, LLC, and Coinmach Corporation, dated as of March 26, 2015, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.197	Environmental Indemnity Agreement by BR Fox Hills TIC-1, LLC and BR Fox Hills TIC-2, LLC for the benefit of Walker & Dunlop, LLC, dated as of March 26, 2015, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.198	Property Management Agreement by and between BR Fox Hills TIC-1, LLC, BR Fox Hills TIC-2, LLC, and Bluerock Property Management, LLC, dated as of March 26, 2015, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.199	Assignment of Management Agreement by and between BR Fox Hills TIC-1, LLC and BR Fox Hills TIC-2, LLC, Walker & Dunlop, LLC, and Bluerock Property Management, LLC and Bell Partners Inc., dated as of March 26, 2015, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.200	Property Management Agreement by and between BR Park & Kingston Charlotte, LLC and Bell Partners Inc., dated March 16, 2015, incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015

10.201	Property Management Agreement by and between Bluerock Property Management, LLC and Bell Partners, Inc., dated March 26, 2015, incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015

10.202	Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement, Fixture Filing and Financing Statement by BR Bellaire BLVD , LLC for the benefit of Bank of America, N.A., dated April 7, 2015, incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015

10.203	Construction Loan Agreement among BR Bellaire Blvd, LLC, Bank of America, N.A. as Administrative Agent and Lender and the other financial institutions party thereto dated as of April 7, 2015, incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015

10.204	Deed of Trust Note made by BR Bellaire Blvd, LLC in favor of Bank of America, N.A. dated as of April 7, 2015, incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015

10.205	Ground Lease by and between Prokop Industries BH, L.P. and BR Bellaire BLVD, LLC, dated as of January 12, 2015, incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015

10.206	Assignment Agreement by and between Bluerock Real Estate, L.L.C. and BRG Ashton NC, LLC, dated May 12, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2015

10.207	Purchase Agreement by and between AR I Borrower, LLC and Bluerock Real Estate, L.L.C., dated May 12, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2015

10.208	Operating Agreement of BR-TBR Whetstone Venture, LLC by and between TriBridge Co-Invest 27, LLC and BR Whetstone Member, LLC, dated as of May 20, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.209	Limited Liability Company Agreement of BR Whetstone Member, LLC by and among BRG Whetstone Durham, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated as of May 20, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.210	Limited Liability Company Agreement of BR-TBR Whetstone Owner, LLC by BR-TBR Whetstone Venture, LLC, dated as of May 20, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.211	Purchase and Sale Agreement by and between AH Durham Apartments, LLC and TriBridge, LLC, dated as of December 1, 2014, incorporated by reference to Exhibit 10.210 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.212	First Amendment to Purchase and Sale Agreement by and between AH Durham Aparttments, LLC and TriBridge, LLC, dated as of February 20, 2015, incorporated by reference to Exhibit 10.211 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.213	Second Amendment to Purchase and Sale Agreement by and between AH Durham Apartments, LLC and TriBridge, LLC, dated as of February 24, 2015, incorporated by reference to Exhibit 10.212 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.214	Third Amendment to Purchase and Sale Agreement by and between AH Durham Apartments, LLC and TriBridge, LLC, dated as of February 26, 2015, incorporated by reference to Exhibit 10.213 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.215	Fourth Amendment to Purchase and Sale Agreement by and between AH Durham Apartments, LLC and TriBridge, LLC, dated as of March 4, 2015, incorporated by reference to Exhibit 10.214 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.216	Property Management Agreement by and between BR-TBR Whetstone Owner, LLC and TriBridge Residential Property Management Advisors, LLC, dated as of May 20, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.217	Backstop Agreement by and between TriBridge Residential, LLC and Bluerock Residential Growth REIT, Inc., dated as of May 20, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.218	Loan Agreement by and between BR-TBR Whetstone Owner, LLC and KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.219	Guaranty Agreement by Bluerock Residential Growth REIT, Inc. in favor of KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.220	Environmental and Hazardous Substances Indemnity Agreement by BR-TBR Whetstone Owner, LLC and Bluerock Residential Growth REIT, Inc. for the benefit of KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.221	Assignment of Leases and Rents by BR-TBR Whetstone Owner, LLC for the benefit of KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.222	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Securing Future Advances by BR-TBR Whetstone Owner, LLC, in favor of Christopher T. Neil, Trustee for the benefit of KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.223	Promissory Note by BR-TBR Whetstone Owner, LLC for the benefit of KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.224	Bluerock Residential Growth REIT, Inc. Amended and Restated 2014 Equity Incentive Plan for Individuals, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 29, 2015

10.225	Bluerock Residential Growth REIT, Inc. Amended and Restated 2014 Equity Incentive Plan for Entities, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 29, 2015

10.226	Operating Agreement of BR/CDP CB Venture, LLC by and between BR Cheshire Member, LLC and CB Developer, LLC dated as of May 29, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 4, 2015

10.227	Limited Liability Company Agreement of BR Cheshire Member, LLC by and among BRG Cheshire, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 4, 2015

10.228	Limited Liability Company Agreement of CB Owner, LLC by BR/CDP CB Venture, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 4, 2015

10.229	Tenancy in Common Agreement by and among BR/CDP CB Venture, LLC, Duke of Lexington, LLC, and Commander Habersham, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 4, 2015

10.230	TIC Management Agreement by and among BR/CDP CB Venture, LLC, Duke of Lexington, LLC, and Commander Habersham, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 4, 2015

10.231	Trust Agreement by and among BR/CDP CB Venture, LLC, Duke of Lexington, LLC, Commander Habersham, LLC and CB Owner, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed June 4, 2015

10.232	Development Agreement by and among CB Owner, LLC and CDP Developer I, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 4, 2015

10.233	Second Amendment to Management Agreement, by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated August 6, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 12, 2015

10.234	Promissory Note by AR I Borrower, LLC for the benefit of Sun Life Assurance Company of Canada, dated as of November 22, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.235	Deed of Trust and Security Agreement and Fixture Filing by AR I Borrower, LLC, in favor of Sun Life Assurance Company of Canada, dated as of November 22, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.236	Assignment of Leases and Rents by AR I Borrower, LLC for the benefit of Sun Life Assurance Company of Canada, dated as of November 22, 2013, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.237	Note, Deed of Trust, and Related Loan Documents Assignment, Assumption and Modification Agreement by and among Sun Life Assurance Company of Canada, BR Ashton I Owner, LLC, Bluerock Residential Growth REIT, Inc., AR I Borrower, LLC, and Rob Meyer, Mark Mechlowitz, Jorge Sardinas, Robert Fishel, and Harold Katz, dated as of August 19, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.238	Environmental Indemnity by Bluerock Residential Growth REIT, Inc. and BR Ashton I Owner, LLC for the benefit of Sun Life Assurance Company of Canada, dated as of August 19, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.239	Guaranty of Non-Recourse Carve-Outs by Bluerock Residential Growth REIT, Inc. in favor of Sun Life Assurance Company of Canada, dated as of August 19, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.240	Letter of Undertaking by and between BR Ashton I Owner, LLC and Sun Life Assurance Company of Canada, dated as of August 19, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.241	Management Agreement by and between BR Ashton I Owner, LLC and GREP Southeast, LLC, dated as of August 19, 2015, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.242	Estoppel and Agreement by AR I Borrower, LLC for the benefit of BR Ashton I Owner, LLC, dated as of August 18, 2015, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.243	Assignment of Purchase and Sale Agreement and Escrow Instructions by and between BRG Ashton NC, LLC and BR Ashton I Owner, LLC, dated as of August 19, 2015, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.244	Bill of Sale and Assignment and Assumption of Leases and Service Contracts by and between AR I Borrower, LLC and BR Ashton I Owner, LLC, dated as of August 19, 2015, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.245	Limited Liability Company Agreement of BRG Ashton NC, LLC by and between BRG Ashton NC, LLC and Bluerock Residential Holdings, L.P., dated as of April 15, 2015, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.246	Limited Liability Company Agreement of BR Ashton I Owner, LLC by and between BR Ashton I Owner, LLC and BRG Ashton NC, LLC, dated as of July 7, 2015, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.247	Limited Liability Company Agreement of BR Carroll World Gateway, LLC by and between BR Carroll World Gateway Orlando JV, LLC, Michael L. Konig and Jordan B. Ruddy, effective as of July 7, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.248	Limited Liability Company Agreement of BR Carroll World Gateway Orlando JV, LLC by and between BR World Gateway JV Member, LLC and Carroll Co-Invest III World Gateway, LLC, dated as of August 20, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.249	Limited Liability Company Agreement of BRG World Gateway Orlando, LLC by Bluerock Residential Holdings, L.P., effective as of June 24, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.250	Multifamily Loan and Security Agreement by and between BR Carroll World Gateway, LLC and Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.251	Guaranty by Bluerock Residential Growth REIT, Inc. and MPC Partnership Holdings LLC for the benefit of Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.252	Florida Amended and Restated Multifamily Note by and between BR Carroll World Gateway, LLC and Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.253	Amended and Restated Multifamily Mortgage, Assignment of Rents and Security Agreement by and between BR Carroll World Gateway, LLC and Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.254	Agreement to Amend or Comply by and between BR Carroll World Gateway, LLC and Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.255	Assignment of Management Agreement and Subordination of Management Fees by and between BR Carroll World Gateway, LLC, Jones Lang LaSalle Operations, L.L.C. and Carroll Management Group, LLC, dated as of August 20, 2015, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.256	60-Day Letter by BR Carroll World Gateway, LLC for the benefit of Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.257	Borrower’s Underwriting Certificate by BR Carroll World Gateway, LLC for the benefit of Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.258	MMP and O&M Programs Implementation Certificate by BR Carroll World Gateway, LLC for the benefit of Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.259	Backstop Agreement by and between MPC Partnership Holdings LLC, Carroll Management Group, LLC, and Bluerock Residential Growth REIT, Inc., dated as of August 20, 2015, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.260	Assignment Agreement, between and among Bluerock Multifamily Advisor, LLC and BRG Manager, LLC, dated September 4, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2015

10.261	Limited Liability Company Agreement of BRG DFW Portfolio, LLC by Bluerock Residential Holdings, L.P., dated as of September 15, 2015, incorporated by reference to Exhibit 10.260 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.262	Limited Liability Company Agreement of BR DFW Portfolio JV Member, LLC by BRG DFW Portfolio, dated as of September 15, 2015, incorporated by reference to Exhibit 10.261 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.263	Limited Liability Company Agreement of BR Carroll DFW Portfolio JV, LLC by and between BR DFW Portfolio JV Member, LLC and Carroll Co-Invest III DFW Portfolio, LLC, dated as of October 29, 2015, incorporated by reference to Exhibit 10.262 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.264	Limited Liability Company Agreement of BR Carroll Phillips Creek Ranch, LLC by and among BR Carroll DFW Portfolio JV, LLC, Michael L. Konig and Jordan B. Ruddy, dated as of September 22, 2015, incorporated by reference to Exhibit 10.263 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.265	Limited Liability Company Agreement of BR Carroll Phillips Creek Ranch Holdings, LLC by and among BR Carroll DFW Portfolio JV, LLC, Michael L. Konig and Jordan B. Ruddy, dated as of September 22, 2015, incorporated by reference to Exhibit 10.264 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.266	Limited Liability Company Agreement of BR Carroll Keller Crossing, LLC by and among BR Carroll DFW Portfolio JV, LLC, Michael L. Konig and Jordan B. Ruddy, dated as of September 15, 2015, incorporated by reference to Exhibit 10.265 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.267	Limited Liability Company Agreement of BR Carroll Keller Crossing Holdings, LLC by and among BR Carroll DFW Portfolio JV, LLC, Michael L. Konig and Jordan B. Ruddy, dated as of September 15, 2015, incorporated by reference to Exhibit 10.266 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.268	Property Management Agreement by and between BR Carroll Phillips Creek Ranch, LLC and Carroll Management LLC, dated as of October 29, 2015, incorporated by reference to Exhibit 10.267 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.269	Property Management Agreement by and between BR Carroll Keller Crossing, LLC and Carroll Management LLC, dated as of October 29, 2015, incorporated by reference to Exhibit 10.268 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.270	Guaranty by Carroll Multifamily Real Estate Fund III, LP and Bluerock Residential Growth REIT, Inc. in favor of CBRE Capital Markets, Inc., dated as of October 29, 2015, incorporated by reference to Exhibit 10.269 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.271	Multifamily Loan and Security Agreement by and between BR Carroll Phillips Creek Ranch, LLC and CBRE Capital Markets, Inc., dated October 29, 2015, incorporated by reference to Exhibit 10.270 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.272	Multifamily Note by BR Carroll Phillips Creek Ranch, LLC in favor of CBRE Capital Markets, Inc., dated as of October 29, 2015, incorporated by reference to Exhibit 10.271 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.273	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by BR Carroll Phillips Creek Ranch, LLC and Rebecca S. Conrad, as trustee, in favor of CBRE Capital Markets, Inc., dated as of October 29, 2015, incorporated by reference to Exhibit 10.272 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.274	Assignment of Management Agreement and Subordination of Management Fees by BR Carroll Phillips Creek Ranch, LLC and Carroll Management Group, LLC in favor of CBRE Capital Markets, Inc., dated as of October 29, 2015, incorporated by reference to Exhibit 10.273 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.275	Promissory Note by BR Carroll Keller Crossing, LLC in favor of The Northwestern Mutual Life Insurance Company, dated as of October 22, 2015, incorporated by reference to Exhibit 10.274 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.276	Guarantee of Recourse Obligations by Carroll Multifamily Real Estate Fund III, LP and Bluerock Residential Growth REIT, Inc. in favor of The Northwestern Mutual Life Insurance Company, dated as of October 22, 2015, incorporated by reference to Exhibit 10.275 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.277	Environmental Indemnity Agreement by BR Carroll Keller Crossing, LLC, Carroll Multifamily Real Estate Fund III, LP, Bluerock Residential Growth REIT, Inc. in favor of The Northwestern Mutual Life Insurance Company, dated as of October 22, 2015, incorporated by reference to Exhibit 10.276 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.278	Deed of Trust and Security Agreement by BR Carroll Keller Crossing, LLC in favor of The Northwestern Mutual Life Insurance Company, dated as of October 22, 2015, incorporated by reference to Exhibit 10.277 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.279	Absolute Assignment of Leases and Rents by BR Carroll Keller Crossing, LLC in favor of The Northwestern Mutual Life Insurance Company, dated as of October 22, 2015, incorporated by reference to Exhibit 10.278 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.280	Third Amendment to Management Agreement, by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated November 10, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed on November 17, 2015

10.281	Limited Liability Company Agreement of BRG Domain Phase 1, LLC by Bluerock Residential Holdings, L.P., dated as of November 20, 2015, incorporated by reference to Exhibit 10.280 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.282	Limited Liability Company Agreement of BR Member Domain Phase 1, LLC by and between BRG Domain Phase 1, LLC and Special Opportunity and Income Fund II, LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.281 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.283	Amended and Restated Limited Liability Company Agreement of BR-ArchCo Domain Phase 1 JV, LLC by and between BR Member Domain Phase 1, LLC and ArchCo Domain Member, LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.282 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.284	Limited Liability Company Agreement of BR-ArchCo Domain Phase 1, LLC by BR-ArchCo Phase 1 JV, LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.283 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.285	Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of April 29, 2015, incorporated by reference to Exhibit 10.284 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.286	Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of July 13, 2015, incorporated by reference to Exhibit 10.285 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.287	Second Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of July 29, 2015, incorporated by reference to Exhibit 10.286 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.288	Third Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of August 6, 2015, incorporated by reference to Exhibit 10.287 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.289	Fourth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of August 14, 2015, incorporated by reference to Exhibit 10.288 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.290	Fifth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of October 7, 2015, incorporated by reference to Exhibit 10.289 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.291	Sixth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of October 12, 2015, incorporated by reference to Exhibit 10.290 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.292	Seventh Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of November 17, 2015, incorporated by reference to Exhibit 10.291 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.293	Eighth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.292 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.294	Phase I Partial Assignment and Assumption by and between BR-ArchCo Domain Phase 1, LLC and ArchCo Residential LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.293 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.295	Phase II Partial Assignment and Assumption by and between BR-ArchCo Domain Phase 2, LLC and ArchCo Residential LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.294 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.296	Phase III Partial Assignment and Assumption by and between BR-ArchCo Domain Phase 3, LLC and ArchCo Residential LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.295 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.297	Project Administration Agreement by and between BRG Domain Phase 1 Development Manager, LLC, ArchCo Domain PM LLC, and BR-ArchCo Domain Phase 1, LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.296 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.298	Development Services Agreement by and between BRG Domain Phase 1 Development Manager, LLC and BR-ArchCo Domain Phase 1, LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.297 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.299	Amended and Restated Operating Agreement of BR/CDP CB Venture, LLC by and between BR Cheshire Member, LLC and CB Developer, LLC dated effective as of May 29, 2015, incorporated by reference to Exhibit 10.298 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.300	Amended and Restated Limited Liability Company Agreement of BR Cheshire Member, LLC by and among BRG Cheshire, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated effective as of May 29, 2015, incorporated by reference to Exhibit 10.299 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.301	Amended and Restated Limited Liability Company Agreement of CB Owner, LLC by BR/CDP CB Venture, LLC and Michael L. Konig and Robert G. Meyer, as co-trustees under the Amended and Restated BR/CDP Cheshire Bridge Trust Agreement bearing an effective date of May 29, 2015, dated effective as of May 29, 2015, incorporated by reference to Exhibit 10.300 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.302	Amended and Restated TIC Management Agreement by and among Duke of Lexington, LLC, Commander Habersham, LLC, and BR/CDP CB Venture, LLC, dated effective as of May 29, 2015, incorporated by reference to Exhibit 10.301 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.303	Amended and Restated BR/CDP Cheshire Bridge Trust Agreement by and between Duke of Lexington, LLC, Commander Habersham, LLC and BR/CDP CB Venture, LLC, and Robert G. Meyer and Michael L. Konig as Co-Trustees, dated effective as of May 29, 2015, incorporated by reference to Exhibit 10.302 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.304	Amended and Restated Tenancy in Common Agreement by and among Duke of Lexington, LLC, Commander Habersham, LLC, and BR/CDP CB Venture, LLC, dated effective as of May 29, 2015, incorporated by reference to Exhibit 10.303 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.305	Amended and Restated Development Agreement by and between CB Owner, LLC and CDP Developer I, LLC, dated effective as of May 29, 2015, incorporated by reference to Exhibit 10.304 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.306	Assignment of Contacts, Licenses and Permits by CB Owner, LLC in favor of The PrivateBank and Trust Company, dated as of December 16, 2015, incorporated by reference to Exhibit 10.305 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.307	Fee Letter by and between CB Owner, LLC and The PrivateBank and Trust Company, dated as of December 16, 2015, incorporated by reference to Exhibit 10.306 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.308	Assignment and Subordination of Development Agreement by CB Owner, LLC in favor of The PrivateBank and Trust Company, dated as of December 16, 2015, incorporated by reference to Exhibit 10.307 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.309	Security Agreement by CB Owner, LLC in favor of The PrivateBank and Trust Company, dated as of December 16, 2015, incorporated by reference to Exhibit 10.308 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.310	Assignment and Leases, Rents and Profits by CB Owner, LLC in favor of The PrivateBank and Trust Company, dated as of December 16, 2015, incorporated by reference to Exhibit 10.309 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.311	Indemnity Agreement Regarding Hazardous Materials by CB Owner, LLC, Robert Meyer, Mark Mechlowitz, Jorge Sardinas, Robert Fishel, and Alsar Limited Partnership in favor of The PrivateBank and Trust Company, dated as of December 16, 2015, incorporated by reference to Exhibit 10.310 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.312	Promissory Note by CB Owner, LLC in favor of The PrivateBank and Trust Company, dated as of December 16, 2015, incorporated by reference to Exhibit 10.311 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.313	Construction Loan and Security Agreement by CB Owner, LLC in favor of The PrivateBank and Trust Company, LLC, dated as of December 16, 2015, incorporated by reference to Exhibit 10.312 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.314	Deed to Secure Debt, Assignment of Rents and Leases and Security Agreement by CB Owner, LLC in favor of The PrivateBank and Trust Company, LLC, dated as of December 16, 2015, incorporated by reference to Exhibit 10.313 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.315	Dealer Manager Agreement by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and Bluerock Capital Markets, LLC, dated December 17, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2015

10.316	Warrant Agreement by and between Bluerock Residential Growth REIT, Inc. and American Stock Transfer & Trust Company, LLC, dated December 17, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 22, 2015

10.317	Subscription Escrow Agreement by and between Bluerock Residential Growth REIT, Inc., Bluerock Capital Markets, LLC and UMB Bank, N.A., dated December 17, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 22, 2015

10.318	Limited Liability Company Agreement of BR-TBR Lake Boone NC Owner, LLC, by and between BR-TBR Lake Boone NC Venture, LLC and Michael L. Konig, dated effective as of July 15, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2015

10.319	Operating Agreement of BR-TBR Lake Boone NC Venture, LLC by and between TriBridge Co-Invest 29, LLC and BR Lake Boone JV Member, LLC, dated as of November 30, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 24, 2015

10.320	Operating Agreement of BR Lake Boone JV Member, LLC, by and between BRG Lake Boone NC, LLC and Bluerock Special Opportunity + Income Fund II, LLC, dated as of July 15, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 24, 2015

10.321	Limited Liability Company Agreement of BRG Lake Boone NC, LLC, by Bluerock Residential Holdings, L.P., dated as of July 28, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 24, 2015

10.322	Contribution Agreement by and between TriBridge Co-Invest 29, LLC and BR-TBR Lake Boone NC Venture, LLC, dated as of November 30, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 24, 2015

10.323	Development Agreement, by and between BR-TBR Lake Boone NC Owner, LLC and Tribridge Residential Development, LLC, dated as of October 30, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 24, 2015

10.324	Limited Liability Company Agreement of BRG Flagler Village, LLC by Bluerock Residential Holdings, L.P., dated as of December 18, 2015, incorporated by reference to Exhibit 10.323 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.325	Limited Liability Company Agreement of BR Flagler JV Member, LLC by and between BRG Flagler Village, LLC and Special Opportunity + Income Fund II, LLC, dated as of December 18, 2015, incorporated by reference to Exhibit 10.324 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.326	Limited Liability Company Agreement of BR ArchCo Flagler Village JV, LLC by and between BR Flagler JV Member, LLC and ArchCo Metropolitan Member, LLC, dated as of December 18, 2015, incorporated by reference to Exhibit 10.325 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.327	Limited Liability Company Agreement of BR ArchCo Flagler Village, LLC by BR ArchCo Flagler Village JV, LLC, dated as of December 18, 2015, incorporated by reference to Exhibit 10.326 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.328	Commercial Contract by and between ArchCo Residential LLC and Metropolitan Property Investment, LLC, dated as of November 30, 2015, incorporated by reference to Exhibit 10.327 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.329	Assignment and Assumption of Commercial Contract by and between ArchCo Residential LLC and BR ArchCo Flagler Village, dated as of December 18, 2015, incorporated by reference to Exhibit 10.328 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.330	Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of January 12, 2015, incorporated by reference to Exhibit 10.329 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.331	Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of February 9, 2015, incorporated by reference to Exhibit 10.330 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.332	Second Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of April 30, 2015, incorporated by reference to Exhibit 10.331 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.333	Third Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of June 30, 2015, incorporated by reference to Exhibit 10.332 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.334	Fourth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of September 15, 2015, incorporated by reference to Exhibit 10.333 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.335	Fifth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of October, 2015, incorporated by reference to Exhibit 10.334 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.336	Assignment and Assumption of Agreement of Purchase and Sale by and between ArchCo Residential LLC and BR ArchCo Flagler Village, LLC, dated as of December 18, 2015, incorporated by reference to Exhibit 10.335 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.337	Limited Liability Company Agreement of BRG SW FL Portfolio, LLC by Bluerock Residential Holdings, L.P., dated effective as of November 23, 2015, incorporated by reference to Exhibit 10.336 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.338	Limited Liability Company Agreement of BR SW FL Portfolio JV Member, LLC by BRG SW FL Portfolio, LLC, dated effective as of November 23, 2015, incorporated by reference to Exhibit 10.337 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.339	Limited Liability Company Agreement of BR Carroll SW Portfolio JV, LLC by and between BR SW FL Portfolio JV Member, LLC and Carroll Co-Invest IV SW FL Portfolio, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.338 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.340	Limited Liability Company Agreement of BR Carroll Naples, LLC by BR Carroll SW Portfolio JV, LLC, dated effective as of November 23, 2015, incorporated by reference to Exhibit 10.339 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.341	Limited Liability Company Agreement of BR Carroll Palmer Ranch, LLC by BR Carroll SW Portfolio JV, LLC, dated effective as of November 23, 2015, incorporated by reference to Exhibit 10.340 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.342	60 Day Letter executed by BR Carroll Palmer Ranch, LLC, dated January 5, 2016, incorporated by reference to Exhibit 10.341 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.343	Assignment of Management Agreement and Subordination of Management Fees by BR Carroll Palmer Ranch, LLC and Carroll Management Group, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.342 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.344	Guaranty by Bluerock Residential Growth REIT, Inc. and MPC Partnership Holdings LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.343 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.345	Multifamily Loan and Security Agreement by and between BR Carroll Palmer Ranch, LLC and Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.344 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.346	Multifamily Mortgage, Assignment of Rents and Security Agreement by BR Carroll Palmer Ranch, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.345 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.347	Multifamily Note by BR Carroll Palmer Ranch, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.346 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.348	60 Day Letter executed by BR Carroll Naples, LLC, dated January 5, 2016, incorporated by reference to Exhibit 10.347 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.349	Assignment of Management Agreement and Subordination of Management Fees by BR Carroll Naples, LLC and Carroll Management Group, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.348 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.350	Guaranty by Bluerock Residential Growth REIT, Inc. and MPC Partnership Holdings LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.349 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.351	Multifamily Loan and Security Agreement by and between BR Carroll Naples, LLC and Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.350 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.352	Multifamily Mortgage, Assignment of Rents and Security Agreement by BR Carroll Naples, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.351 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.353	Multifamily Note by BR Carroll Naples, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.352 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.354	Limited Liability Company Agreement of BRG Morehead NC, LLC by Bluerock Residential Holdings, L.P., dated as of November 24, 2015, incorporated by reference to Exhibit 10.353 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.355	Limited Liability Company Agreement of BR Morehead JV Member, LLC by and between BRG Morehead NC, LLC and Special Opportunity + Income Fund II, LLC, dated as of November 24, 2015, incorporated by reference to Exhibit 10.354 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.356	Amended and Restated Limited Liability Company Agreement of BR ArchCo Morehead JV, LLC by and between BR Morehead JV Member, LLC and WMH Sponsor LLC, dated as of January 6, 2016, incorporated by reference to Exhibit 10.355 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.357	Limited Liability Company Agreement of BR ArchCo Morehead, LLC by BR ArchCo Morehead JV, LLC, dated as of November 24, 2015, incorporated by reference to Exhibit 10.356 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.358	First Amendment to Limited Liability Company Agreement of BR ArchCo Morehead, LLC by BR ArchCo Morehead JV, LLC, dated as of January 6, 2016, incorporated by reference to Exhibit 10.357 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.359	Assignment of Membership Interest by and between BRG Morehead NC, LLC and BR Morehead JV Member, LLC, dated as of January 6, 2016, incorporated by reference to Exhibit 10.358 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.360	Project Administration Agreement by and between BRG Morehead Development Manager, LLC and ArchCo WMH PM LLC, dated as of November 24, 2015, incorporated by reference to Exhibit 10.359 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.361	Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated as of April 21, 2015, incorporated by reference to Exhibit 10.360 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.362	Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated as of June 8, 2015, incorporated by reference to Exhibit 10.361 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.363	Second Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated as of June 26, 2015, incorporated by reference to Exhibit 10.362 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.364	Third Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated as of June 30, 2015, incorporated by reference to Exhibit 10.363 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.365	Fourth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated as of November 24, 2015, incorporated by reference to Exhibit 10.364 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.366	Assignment and Assumption of Agreement of Purchase and Sale by and between ArchCo Residential, LLC and BR ArchCo Morehead, LLC, dated as of November 24, 2015, incorporated by reference to Exhibit 10.365 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.367	Real Estate Purchase Agreement between Bluerock Real Estate, L.L.C and AHB Apartments LLC, dated January 22, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2016

10.368	Assignment of Rights by and between Bluerock Real Estate, L.L.C. and Bluerock Residential Growth REIT, Inc., through its direct and indirect subsidiaries, BR Henderson Beach, LLC and BRG Henderson Beach, LLC, dated as of February 22, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 26, 2016

10.369	Dealer Manager Agreement by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and Bluerock Capital Markets, LLC, dated February 24, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2016

10.370	Warrant Agreement by and between Bluerock Residential Growth REIT, Inc. and American Stock Transfer & Trust Company, LLC, dated February 24, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2016

10.371	Subscription Escrow Agreement by and between Bluerock Residential Growth REIT, Inc., Bluerock Capital Markets, LLC and UMB Bank, N.A., dated February 24, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 1, 2016

10.372	Loan Assumption and Mortgage Modification Agreement, by and between Western-Southern Life Assurance Company and BR Henderson Beach, LLC, dated March 15, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2016

10.373	Environmental Indemnity Agreement, by and between BR Henderson Beach, LLC, Bluerock Residential Growth REIT, Inc., and Western-Southern Life Assurance Company, dated March 15, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 21, 2016

10.374	Limited Recourse Guaranty, by and between Bluerock Residential Growth REIT, Inc. and Western-Southern Life Assurance Company, dated March 15, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 21, 2016

10.375	Management Agreement by and between BR Henderson Beach, LLC and GREP Southeast, LLC, dated March 15, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 21, 2016

10.376	Amended and Restated Open End Mortgage, Security Agreement, Assignment of Rents and Leases, and Fixture Filing, by and between AHB Apartments, LLC and Western-Southern Life Assurance Company, dated January 3, 2013, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 21, 2016

10.377	Amended and Restated Promissory Note, by and between AHB Apartments, LLC and Western-Southern Life Assurance Company, dated January 3, 2013, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 21, 2016

10.378	Declaration of Restrictive Covenants, by AHB Apartments, LLC, dated March 15, 2016, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on March 21, 2016

10.379	Modification Agreement by and among BR T&C BLVD., LLC, as borrower, CFP Residential, L.P., Maple Residential, L.P., CFH Maple Residential Investor, L.P., VF Residential, Ltd., and VF Multifamily Holdings, Ltd., as guarantors, and Compass Bank and Green Bank, as Lenders, dated as of June 7, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2016

10.380	Multifamily Loan and Security Agreement (Non-Recourse), by and between BR Carroll Lansbrook, LLC and Walker & Dunlop, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2016

10.381	Interest Rate Cap Reserve and Security Agreement, by and between BR Carroll Lansbrook, LLC and Walker & Dunlop, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 11, 2016

10.382	Consolidated, Amended and Restated Multifamily Note, by and between BR Carroll Lansbrook, LLC and Walker & Dunlop, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 11, 2016

10.383	Consolidated, Amended and Restated Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Florida), by BR Carroll Lansbrook, LLC to and for the benefit of Walker & Dunlop, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 11, 2016

10.384	Assignment of Management Agreement, by and among BR Carroll Lansbrook, LLC, Walker & Dunlop, LLC and Carroll Management Group, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 11, 2016

10.385	Assignment of Security Instrument (Consolidated, Amended and Restated Multifamily Mortgage, Assignment of Leases and Rents Security Agreement and Fixture Filing) by Walker & Dunlop, LLC to and for the benefit of Fannie Mae, dated as of July 8, 2016, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 11, 2016

10.386	Environmental Indemnity Agreement, by BR Carroll Lansbrook, LLC to and for the benefit of Walker & Dunlop, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 11, 2016

10.387	Guaranty of Non-Recourse Obligations, by Bluerock Residential Growth REIT, Inc. and Carroll Multifamily Real Estate Fund III, L.P. to and for the benefit of Walker & Dunlop, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 11, 2016

10.388	First Amendment to Limited Liability Company Agreement of BR Carroll Lansbrook, LLC, by BR Carroll Lansbrook JV, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 11, 2016

10.389	First Amendment to Limited Liability Company Agreement of BR Carroll Lansbrook JV, LLC, by BR Lansbrook JV Member, LLC and Carroll Lansbrook JV Member, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on July 11, 2016

10.390	Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated July 15, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2016

10.391	Limited Liability Company Agreement of BRG Tenside, LLC by Bluerock Residential Holdings, L.P., dated as of June 2, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.392	Limited Liability Company Agreement of BR Tenside JV Member, LLC by BRG Tenside, LLC, dated as of June 2, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.393	Limited Liability Company Agreement of BR Carroll Tenside JV, LLC by and between BR Tenside JV Member, LLC and Carroll Co-Invest IV Tenside, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.394	Limited Liability Company Agreement of BR Carroll Tenside, LLC by BR Carroll Tenside JV, LLC, dated as of June 2, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.395	Agreement of Purchase and Sale by and between Waterton Tenside Owner, L.L.C. and Carroll Acquisitions, LLC, dated as of May 25, 2016, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.396	Assignment and Assumption of Purchase Agreement by and between Carroll Acquisitions, LLC and BR Carroll Tenside, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.397	Multifamily Loan and Security Agreement (Non-Recourse) by and Between BR Carroll Tenside, LLC and Walker & Dunlop, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.398	Multifamily Note by BR Carroll Tenside, LLC to and for the benefit of Walker & Dunlop, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.399	Multifamily Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BR Carroll Tenside, LLC to and for the benefit of Walker & Dunlop, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.400	Assignment of Management Agreement by and among BR Carroll Tenside, LLC, Walker & Dunlop, LLC and Carroll Management Group, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.401	Guaranty of Non-Recourse Obligations by Bluerock Residential Growth REIT, Inc. and Carroll Multifamily Real Estate Fund IV, LP to and for the benefit of Walker & Dunlop, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.402	Environmental Indemnity Agreement by BR Carroll Tenside, LLC to and for the benefit of Walker & Dunlop, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.403	Assignment of Security Instrument (Multifamily Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing) by Walker & Dunlop, LLC to Fannie Mae, dated as of July 14, 2016, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.404	Property Management Agreement by and between BR Carroll Tenside, LLC and Carroll Management Group, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.405	Indenture of Trust by and between The Atlanta Development Authority and Bank of New York Mellon Trust Company, N.A., dated December 1, 2009, incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

10.406	Lease Agreement by and between The Atlanta Development Authority, a public body corporate and politic of the State of Georgia, and Ten Side Holdings, LLC, dated December 1, 2009, incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

10.407	Taxable Lease Purchase Revenue Bond by and between The Atlanta Development Authority, a public body corporate and politic of the State of Georgia, and Ten Side Holdings, LLC, dated December 30, 2009, incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

10.408	Bond Pledge and Security Agreement by and between KeyBank National Association and Ten Side Holdings, LLC, dated December 29, 2009, incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

10.409	Allonge to Bond R-1 by and between Waterton Tenside Owner, L.L.C. and BR Carroll Tenside, LLC, incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

10.410	Assignment and Assumption of Bond Documents by and between Waterton Tenside Owner, L.L.C. and BR Carroll Tenside, LLC, dated July 14, 2016, incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

10.411	Assignment and Assumption of Lease Documents by and between Waterton Tenside Owner, L.L.C. and BR Carroll Tenside, LLC, dated July 14, 2016, incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

10.412	Sale-Purchase Agreement by and between RPG Glenridge LLC and Carroll Acquisitions, LLC, dated August 12, 2016, incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

10.413	First Amendment to Sale-Purchase Agreement by and between RPG Glenridge LLC and Carroll Acquisitions, LLC, dated August 19, 2016, incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

10.414	Second Amendment to Sale-Purchase Agreement by and between RPG Glenridge LLC and Carroll Acquisitions, LLC, dated August 24, 2016, incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

10.415	Third Amendment to Sale-Purchase Agreement by and between RPG Glenridge LLC and Carroll Acquisitions, LLC, dated August 25, 2016, incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

10.416	Assignment and Assumption of Purchase Agreement by and between Carroll Acquisitions, LLC and BR Carroll Glenridge, dated October 13, 2016, incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

10.417	Rate Cap Agreement by and between SMBC Capital Markets, Inc. and BR Carroll Glenridge, dated October 11, 2016, incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

10.418	Limited Liability Company Agreement of BRG Glenridge, LLC by Bluerock Residential Holdings, L.P., dated as of August 2, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.419	Limited Liability Company Agreement of BR Glenridge JV Member, LLC by BRG Glenridge, LLC, dated as of August 2, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.420	Limited Liability Company Agreement of BR Carroll Glenridge JV, LLC by and between BR Glenridge JV Member, LLC and Carroll Co-Invest IV Glenridge, LLC, dated as of October 13, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.421	Limited Liability Company Agreement of BR Carroll Glenridge, LLC by BR Carroll Glenridge JV, LLC, dated as of August 2, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.422	Multifamily Loan and Security Agreement (Non-Recourse) by and between BR Carroll Glenridge, LLC and KeyBank National Association, dated as of October 13, 2016, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.423	Multifamily Note by BR Carroll Glenridge, LLC to and for the benefit of KeyBank National Association, dated as of October 13, 2016, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.424	Multifamily Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement by BR Carroll Glenridge, LLC to and for the benefit of KeyBank National Association, dated as of October 13, 2016, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.425	Assignment of Management Agreement and Subordination of Management Fees by and among BR Carroll Glenridge, LLC, KeyBank National Association and Carroll Management Group, LLC, dated as of October 13, 2016, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.426	Guaranty by Bluerock Residential Growth REIT, Inc. and Carroll Multifamily Real Estate Fund IV, LP to and for the benefit of KeyBank National Association, dated as of October 13, 2016, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.427	Assignment of Security Instrument by KeyBank National Association to Federal Home Loan Mortgage Corporation, dated as of October 13, 2016, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.428	Property Management Agreement by and between BR Carroll Glenridge, LLC and Carroll Management Group, LLC, dated as of October 13, 2016, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.429	Limited Liability Company Agreement of BEMT Springhouse, LLC by Bluerock Enhanced Multifamily Holdings, L.P., dated as of December 3, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.430	Limited Liability Company/Joint Venture Agreement of BR Springhouse Managing Member, LLC by and between BEMT Springhouse, LLC and Bluerock Special Opportunity + Income Fund, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 2 to the Company’s Prospectus, dated October 15, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.431	BR Springhouse Managing Member, LLC Assignment of Membership Interest by Bluerock Special Opportunity + Income Fund, LLC to BEMT Springhouse, LLC, dated as of April 2, 2014, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.432	Amended and Restated Limited Liability Company Agreement of BR Hawthorne Springhouse JV, LLC by and among BR Springhouse Managing Member, LLC, BR Springhouse TRS, LLC and Carroll Co-Invest IV Roswell, LLC, dated as of October 13, 2016, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.433	Limited Liability Company Agreement of BR Roswell, LLC by BR Hawthorne Springhouse JV, LLC, effective as of September 20, 2016, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.434	Loan Agreement by and between BR Roswell, LLC and MetLife HCMJV 1 REIT, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.435	Promissory Note by BR Roswell, LLC to and for the benefit of MetLife HCMJV 1 REIT, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.436	Deed to Secure Debt, Security Agreement and Fixture Filing by BR Roswell, LLC to and for the benefit of MetLife HCMJV 1 REIT, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.437	Assignment and Subordination of Management Agreement by and among BR Roswell, LLC, MetLife HCMJV 1 REIT, LLC and Carroll Management Group, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.438	Guaranty of Recourse Obligations by Bluerock Residential Growth REIT, Inc. to and for the benefit of MetLife HCMJV 1 REIT, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.439	Assignment of Leases by BR Roswell, LLC to and for the benefit of MetLife HCMJV 1 REIT, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.440	Unsecured Indemnity Agreement by BR Roswell, LLC and Bluerock Residential Growth REIT, Inc. in favor of MetLife HCMJV 1 REIT, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.441	Property Management Agreement by and between BR Roswell, LLC and Carroll Management Group, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.442	Purchase and Sale Agreement by and between GGT LMI City Walk GA, LLC and Bluerock Real Estate, LLC, dated as of September 15, 2016, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.443	First Amendment to Purchase and Sale Agreement by and between GGT LMI City Walk GA, LLC and Bluerock Real Estate, LLC, dated as of September 19, 2016, incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.444	Second Amendment to Purchase and Sale Agreement by and between GGT LMI City Walk GA, LLC and Bluerock Real Estate, LLC, dated as of September 29, 2016, incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.445	Third Amendment to Purchase and Sale Agreement by and between GGT LMI City Walk GA, LLC and Bluerock Real Estate, LLC, dated as of November 3, 2016, incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.446	Assignment of Purchase and Sale Agreement by and between Bluerock Real Estate, LLC and BR Roswell, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.447	Amended and Restated Limited Liability Company Agreement of BR ArchCo Morehead, LLC by BR ArchCo Morehead Mezz, LLC, dated as of December 29, 2016

10.448	LLC Agreement of BR ArchCo Morehead Mezz, LLC by BR ArchCo Morehead JV, LLC, dated as of December 29, 2016

10.449	Second Amended and Restated Limited Liability Company Agreement of BR ArchCo Morehead JV, LLC by and between BR Morehead JV Member, LLC and WMH Sponsor LLC, dated as of December 29, 2016

10.450	Second Amended and Restated Limited Liability Company Agreement of BR Morehead JV Member, LLC by and between BRG Morehead, LLC and Bluerock Special Opportunity + Income Fund II, LLC, dated as of January 5, 2017

10.451	Amended and Restated Limited Liability Company Agreement of BR Henderson Beach, LLC by BRG Henderson Beach, LLC, dated as of March 15, 2016

10.452	Limited Liability Company Agreement of BRG Henderson Beach, LLC by Bluerock Residential Holdings, L.P., dated as of January 7, 2016

10. 453	First Amendment to Limited Liability Company Agreement of BR Vickers Roswell JV Member, LLC by and between BR Vickers Roswell, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated as of February 15, 2017

10.454	First Amendment to Limited Liability Company Agreement of BR Flagler JV Member, LLC by and between BRG Flagler Village, LLC and Bluerock Special Opportunity + Income Fund II, LLC, dated as of February 15, 2017

10.455	First Amendment to Amended and Restated Limited Liability Company Agreement of BR Perimeter JV Member, LLC by and between BRG Perimeter, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated as of February 15, 2017

10.456	First Amendment to Amended and Restated Limited Liability Company Agreement of BR Boca JV Member, LLC by and between BRG Boca, LLC and Bluerock Special Opportunity + Income Fund II, LLC, dated as of February 15, 2017

12.1	Ratio of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends

21.1	List of Subsidiaries

23.1	Consent of BDO USA, LLP

23.2	Consent of BDO USA, LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated March 29, 2016, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 19, 2016

99.2	BR Lake Boone JV Member, LLC Consolidated Financial Statements and Report of Independent Auditors

99.3	BR T&C BLVD JV Member, LLC Financial Statements and Report of Independent Auditors

99.4	BR Southside Member, LLC Financial Statements and Report of Independent Auditors

99.5	BR Cheshire Member, LLC Consolidated Financial Statements and Report of Independent Auditors

99.6	BR Whetstone Member, LLC Consolidated Financial Statements and Report of Independent Auditors

101.1	The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows