Form 10-Q
period 2017-03-31
Bluerock Residential Growth REIT, Inc.
filed 2017-05-08
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Number of shares outstanding of the registrant’s

classes of common stock, as of May 4, 2017:

Class A Common Stock: 24,191,302 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-Q

March 31, 2017

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	March 31, 2017	December 31, 2016
ASSETS
Net Real Estate Investments
Land	$152,768	$142,274
Buildings and improvements	897,890	848,445
Furniture, fixtures and equipment	28,774	27,617
Construction in progress	16,768	10,878
Total Gross Real Estate Investments	1,096,200	1,029,214
Accumulated depreciation	(44,535)	(42,137)
Total Net Real Estate Investments	1,051,665	987,077
Cash and cash equivalents	109,971	82,047
Restricted cash	22,954	45,402
Notes and accrued interest receivable from related parties	56,847	21,267
Due from affiliates	890	948
Accounts receivable, prepaid and other assets	7,946	8,610
Preferred equity investments and investments in unconsolidated real estate joint ventures	92,186	91,132
In-place lease intangible assets, net	3,713	4,839
Total Assets	$1,346,172	$1,241,322

LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
Mortgages payable	$750,811	$710,575
Accounts payable	1,862	1,669
Other accrued liabilities	14,451	13,431
Due to affiliates	3,587	2,409
Distributions payable	8,089	7,328
Total Liabilities	778,800	735,412
8.250% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 10,875,000 shares authorized, and 5,721,460 issued and outstanding as of March 31, 2017 and December 31, 2016	138,431	138,316
Series B Redeemable Preferred Stock, liquidation preference $1,000 per share, 150,000 shares authorized, 45,051 and 21,482 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	39,653	18,938

7.6250% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized, 2,323,750 issued and outstanding as of March 31, 2017 and December 31, 2016	56,138	56,095
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 230,975,000 shares authorized; none issued and outstanding	—	—
7.125% Series D Cumulative Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,850,602 issued and outstanding, as of March 31, 2017 and December 31, 2016	68,710	68,760
Common stock - Class A, $0.01 par value, 747,586,185 shares authorized; 24,190,914 and 19,567,506 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	242	196
Additional paid-in-capital	317,665	257,403
Distributions in excess of cumulative earnings	(97,131)	(84,631)
Total Stockholders’ Equity	289,486	241,728
Noncontrolling Interests
Operating partnership units	1,911	2,216
Partially owned properties	41,753	48,617
Total Noncontrolling Interests	43,664	50,833
Total Equity	333,150	292,561
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$1,346,172	$1,241,322

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2017	2016
Revenues
Net rental income	$23,867	$15,928
Other property revenues	1,272	706
Interest income from related parties	1,523	—
Total revenues	26,662	16,634
Expenses
Property operating	9,830	6,593
General and administrative	1,449	1,273
Management fees	2,768	1,214
Acquisition and pursuit costs	3,182	1,209
Management internalization process	481	—
Depreciation and amortization	10,944	7,510
Total expenses	28,654	17,799
Operating loss	(1,992)	(1,165)
Other income (expense)
Preferred returns and equity in income of unconsolidated real estate joint ventures	2,572	2,768
Gain on sale of real estate investments	16,466	—
Interest expense, net	(7,118)	(4,228)
Total other income (expense)	11,920	(1,460)
Net income (loss)	9,928	(2,625)
Preferred stock dividends	(5,851)	(1,482)
Preferred stock accretion	(338)	(125)
Net income (loss) attributable to noncontrolling interests
Operating partnership units	(56)	(62)
Partially-owned properties	8,785	(35)
Net income (loss) attributable to noncontrolling interests	8,729	(97)
Net loss attributable to common stockholders	$(4,990)	$(4,135)

Net loss per common share - Basic	$(0.20)	$(0.20)

Net loss per common share – Diluted	$(0.20)	$(0.20)

Weighted average basic common shares outstanding	24,989,621	20,521,596
Weighted average diluted common shares outstanding	24,989,621	20,521,596

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2017

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Series D Preferred Stock
	Number of Shares	Par Value	Number of Shares	Value	Additional Paid- in Capital	Cumulative Distributions	Net loss to Common Stockholders	Noncontrolling Interests	Total Equity
Balance, January 1, 2017	19,567,506	$196	2,850,602	$68,760	$257,403	$(70,807)	$(13,824)	$50,833	$292,561

Issuance of Class A common stock, net	4,601,041	46	-	-	57,292	-	-	-	57,338
Issuance costs for Series D preferred stock, net	-	-	-	(50)	-	-	-	-	(50)
Vesting of restricted stock compensation	-	-	-	-	4	-	-	-	4
Issuance of LTIP Units for director compensation	-	-	-	-	100	-	-	-	100
Issuance of LTIP Units for compensation	-	-	-	-	329	-	-	-	329
Issuance of Long-Term Incentive Plan ("LTIP") units	-	-	-	-	2,015	-	-	-	2,015
Series B warrants	-	-	-	-	355	-	-	-	355
Contributions from noncontrolling interests, nets	-	-	-	-	-	-	-	91	91
Distributions declared	-	-	-	-	-	(7,510)	-	(82)	(7,592)
Series A Preferred Stock distributions declared	-	-	-	-	-	(2,950)	-	-	(2,950)
Series A Preferred Stock accretion	-	-	-	-	-	(115)	-	-	(115)
Series B Preferred Stock distributions declared	-	-	-	-	-	(525)	-	-	(525)
Series B Preferred Stock accretion	-	-	-	-	-	(180)	-	-	(180)
Series C Preferred Stock distributions declared	-	-	-	-	-	(1,107)	-	-	(1,107)
Series C Preferred Stock accretion	-	-	-	-	-	(43)	-	-	(43)
Series D Preferred Stock distributions declared	-	-	-	-	-	(1,269)	-	-	(1,269)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(15,740)	(15,740)
Conversion of operating partnership units to Class A Common Stock	22,367	-	-	-	167	-	-	(167)	-

Net income	-	-	-	-	-	-	1,199	8,729	9,928

Balance, March 31, 2017	24,190,914	$242	2,850,602	$68,710	$317,665	$(84,506)	$(12,625)	$43,664	$333,150

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2017	2016

Cash flows from operating activities
Net income (loss)	$9,928	$(2,625)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,504	7,692
Amortization of fair value adjustments	(58)	(91)
Preferred returns and equity in income of unconsolidated real estate joint ventures	(2,572)	(2,768)
Gain on sale of real estate assets	(16,466)	-
Distributions of income and preferred returns from preferred equity investments and unconsolidated real estate joint ventures	2,633	2,709
Share-based compensation attributable to directors' stock compensation plan	104	194
Share-based compensation to Manager - LTIP Units	2,344	1,708
Changes in operating assets and liabilities:
Due (from) to affiliates, net	428	(103)
Accounts receivable, prepaid and other assets	663	(191)
Accounts payable and other accrued liabilities	1,215	1,821
Net cash provided by operating activities	9,723	8,346

Cash flows from investing activities:
Acquisitions of real estate investments	(116,610)	(99,907)
Capital expenditures	(10,238)	(888)
Investment in notes receivable from related parties	(20,395)	-
Proceeds from sale of real estate assets	28,639	-
Investment in unconsolidated real estate joint venture interests	(15,718)	(6,862)
Decrease in restricted cash	22,448	3,029
Net cash used in investing activities	(111,874)	(104,628)

Cash flows from financing activities:
Distributions to common stockholders	(7,130)	(6,030)
Distributions to noncontrolling interests	(15,740)	(504)
Distributions to preferred stockholders	(5,552)	(1,153)
Contributions from noncontrolling interests	91	1,554
Borrowings on mortgages payable	81,611	59,552
Repayments on mortgages payable	(664)	(473)
Payments of deferred financing fees	(719)	(1,617)
Net proceeds from issuance of common stock	57,338	12
Net proceeds from issuance of Series B Redeemable Preferred Stock	20,535	-
Net proceeds from issuance of Warrants underlying the Series B Redeemable Preferred Stock	355	-
Net issuance costs from issuance of 7.125% Series D Cumulative Redeemable Preferred Stock	(50)	-
Net cash provided by financing activities	130,075	51,341

Net increase (decrease) in cash and cash equivalents	$27,924	$(44,941)

Cash and cash equivalents at beginning of period	$82,047	$68,960

Cash and cash equivalents at end of period	$109,971	$24,019
Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$6,548	$3,827
Conversion of preferred equity investment to note receivable	$(14,435)	$-
Distributions payable – declared and unpaid	$8,089	$3,506
Mortgages assumed upon property acquisitions	$-	$39,054
Mortgages assumed by buyer upon sale of real estate assets	$41,419	$-

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business

Bluerock Residential Growth REIT, Inc. (the “Company”) was incorporated as a Maryland corporation on July 25, 2008. The Company’s objective is to maximize long-term stockholder value by acquiring and developing well-located institutional-quality apartment properties in demographically attractive growth markets across the United States. The Company seeks to maximize returns through investments where it believes it can drive substantial growth in its funds from operations and net asset value through one or more of its Core-Plus, Value-Add, Opportunistic and Invest-to-Own investment strategies.

As of March 31, 2017, the Company's portfolio consisted of interests in thirty-two properties (twenty-two operating properties and ten development properties). The Company’s thirty-two properties contain an aggregate of 9,732 units, comprised of 7,137 operating units and 2,595 units under development. As of March 31, 2017, these properties, exclusive of development properties, were approximately 95% occupied.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or the Operating Partnership’s wholly-owned subsidiaries, owns substantially all of the property interests acquired and investments made on the Company’s behalf. As of March 31, 2017, limited partners other than the Company owned approximately 7.77% of the Operating Partnership (1.05% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 6.72% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”)).

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

The Company also consolidates entities in which it controls more than 50% of the voting equity and in which control does not rest with other investors. Investments in real estate joint ventures over which the Company has the ability to exercise significant influence, but for which it does not have financial or operating control, are accounted for using the equity method of accounting. These entities are reflected on the Company’s consolidated financial statements as “Preferred equity investments and investments in unconsolidated real estate joint ventures.” All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.  The Company will consider future joint ventures for consolidation in accordance with the provisions required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810: Consolidation.

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

In assessing whether the Company is in control of and requiring consolidation of the limited liability company and partnership venture structures, the Company evaluates the respective rights and privileges afforded each member or partner (collectively referred to as “member”).  The Company’s member would not be deemed to control the entity if any of the other members have either (i) substantive kickout rights providing the ability to dissolve (liquidate) the entity or otherwise remove the managing member or general partner without cause or (ii) has substantive participating rights in the entity.  Substantive participating rights (whether granted by contract or law) provide for the ability to effectively participate in significant decisions of the entity that would be expected to be made in the ordinary course of business.

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

The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  For further information, refer to the financial statements and notes thereto included in our audited consolidated financial statements for the year ended December 31, 2016 contained in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 22, 2017.

Summary of Significant Accounting Policies

Other than the adoption of accounting pronouncements as described below, there have been no significant changes to the Company’s accounting policies since it filed its audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2016.

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

New Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, "Business Combinations; Clarifying the Definition of a Business" (“ASU 2017-01). ASU 2017-01 modifies the requirements to meet the definition of a business under Topic 805, "Business Combinations." The amendments provide a screen to determine when a set of identifiable assets and liabilities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The impact is expected to result in fewer transactions being accounted for as business combinations. The Company believes that this amendment will result in most of its real estate acquisitions being accounted for as asset acquisitions rather than business combinations. ASU 2017-01 is effective for the Company for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The Company adopted this standard effective January 1, 2017. The impact to the Consolidated Financial Statements and related notes as a result of the adoption of this standard is primarily related to the difference in the accounting of acquisition costs. When accounting for these costs as a part of an asset acquisition, the Company is permitted to capitalize the costs.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows; Restricted Cash" (“ASU 2016-18”). This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company will adjust the consolidated statement of cash flows as required in conjunction with the adoption of ASU 2016-08. ASU 2016-18 is effective for the Company for annual and interim periods beginning after December 15, 2017 with early adoption permitted.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The ASU provides guidance on the treatment of cash receipts and cash payments for certain types of cash transactions, to eliminate diversity in practice in the presentation of the cash flow statement. For public business entities, the amendments in ASU 2016-15 are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier application was permitted. The Company is still in the process of determining the impact that the implementation of ASU 2016-15 will have on the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Simplifying the Transition to the Equity Method of Accounting” (“ASU 2016-07”), which eliminates the requirement to retroactively adjust an investment, results of operations, and retained earnings when the investment qualifies for the use of the equity method as a result of an increase in the level of ownership interest or degree of influence. The new standard is effective for annual reporting periods beginning after December 15, 2016. ASU 2016-07 did not have a material impact on the Company’s financial statements when adopted.

In June 2016, the FASB updated Accounting Standards Codification ("ASC") Topic 326 "Financial Instruments - Credit Losses" with 2016-13 “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-03”). ASU 2016-13 enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. ASU 2016-13 is effective for annual periods (including interim periods within those periods) beginning after December 15, 2019. The Company is currently evaluating the guidance and has not determined the impact this standard may have on the Company’s financial statements.

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

Note 3 – Sale of Real Estate Asset and Abandonment of Development Project

Sale of Village Green Ann Arbor

On February 22, 2017, the Company closed on the sale of the Village Green Ann Arbor property, located in Ann Arbor, Michigan. The property was sold for approximately $71.4 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the Village Green Ann Arbor property in the amount of $41.4 million and payment of closing costs and fees of $1.3 million the sale of the property generated net proceeds of approximately $28.6 million and a gain on sale of approximately $16.7 million, of which the Company’s pro rata share of proceeds was approximately $13.6 million and pro rata share of the gain was approximately $7.8 million.

Election to Abandon East San Marco Development

On November 24, 2015, the Company entered into a cost-sharing agreement to pursue the acquisition of a tract of real property located in Jacksonville, Florida for the development of a 266-unit, Class A multifamily apartment community with 44,276 square feet of retail space, or the East San Marco Property.  In 2017 the Company elected to abandon pursuit of the development of the East San Marco Property due to significant cost escalations arising from scope changes imposed on the project after the start and from both general and market specific labor and material inflation, which negatively impacted the risk and return profile of the project.  The Company had invested approximately $2.9 million in a controlling equity position in the East San Marco Property prior to abandonment.

Note 4 – Investments in Real Estate

As of March 31, 2017, the Company was invested in twenty-two operating real estate properties and ten development properties generally through joint ventures and mezzanine loans. The following tables provide summary information regarding our operating and development investments, which are either consolidated or presented on the equity method of accounting.

Operating Properties

Multifamily Community Name/Location	Number of Units	Date Built/Renovated (1)	Ownership Interest
ARIUM at Palmer Ranch, Sarasota, FL	320	2016	95.0%
ARIUM Grandewood, Orlando, FL	306	2005	95.0%
ARIUM Gulfshore, Naples, FL	368	2016	95.0%
ARIUM Palms, Orlando, FL	252	2008	95.0%
ARIUM Pine Lakes, Port St. Lucie, FL	320	2003	85.0%
ARIUM Westside, Atlanta, GA	336	2008	90.0%
Ashton Reserve, Charlotte, NC	473	2015	100.0%
Enders Place at Baldwin Park, Orlando, FL	220	2003	89.5%
Fox Hill, Austin, TX	288	2010	94.6%
Lansbrook Village, Palm Harbor, FL	621	2004	90.0%
Legacy at Southpark, Austin, TX	250	2016	90.0%
MDA Apartment, Chicago, IL	190	2006	35.3%
Nevadan, Atlanta, GA	480	1990	90.0%
Park & Kingston, Charlotte, NC	168	2015	96.0%
Preston View, Morrisville, NC	382	2000	91.8%
Roswell City Walk, Roswell, GA	320	2015	98.0%
Sorrel, Frisco, TX	352	2015	95.0%
Sovereign, Fort Worth, TX	322	2015	95.0%
The Brodie, Austin, TX	324	2001	92.5%
The Preserve at Henderson Beach, Destin, FL	340	2009	100.0%
Wesley Village, Charlotte, NC	301	2010	91.8%
Whetstone, Durham, NC	204	2015	(2)
Total	7,137

(1) Represents date of last significant renovation or year built if there were no renovations.

(2) Whetstone is currently a preferred equity investment providing a stated investment return.

Depreciation expense was $7.8 million and $5.1 million for the three months ended March 31, 2017 and 2016, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. In-place leases are amortized over the remaining term of the in-place leases, which is approximately six months. Amortization expense related to the in-place leases was $3.1 million and $2.4 million for the three months ended March 31, 2017 and 2016, respectively.

Development Properties

Multifamily Community Name/Location	Planned Number of Units	Anticipated Initial Occupancy	Anticipated Construction Completion

Alexan CityCentre, Houston, TX	340	2Q 2017	4Q 2017
Alexan Southside Place, Houston, TX	270	4Q 2017	2Q 2018
APOK Townhomes, Boca Raton, FL	90	3Q 2018	1Q 2019
Crescent Perimeter, Atlanta, GA	320	4Q 2018	2Q 2019
Domain, Garland, TX	299	4Q 2018	2Q 2019
Flagler Village, Ft. Lauderdale, FL	384	3Q 2019	3Q 2020
Helios, formerly known as Cheshire Bridge, Atlanta, GA	282	2Q 2017	4Q 2017
Lake Boone Trail, Raleigh, NC	245	1Q 2018	3Q 2018
Vickers Roswell, Roswell, GA	79	1Q 2018	3Q 2018
West Morehead, Charlotte, NC	286	4Q 2018	2Q 2019
Total	2,595

Note 5 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity during the three months ended March 31, 2017:

Acquisition of Bell Preston View

On February 17, 2017, the Company, through subsidiaries of its Operating Partnership, acquired a 91.8% interest in a 382-unit apartment community located in Morrisville, North Carolina, known as Bell Preston View Apartments (“Preston View”) for approximately $59.5 million. The purchase price of $59.5 million was funded, in part, with a $41.1 million senior mortgage loan secured by the Preston View property.

Acquisition of Wesley Village

 On March 9, 2017, the Company, through subsidiaries of its Operating Partnership, acquired a 91.8% interest in a 301-unit apartment community and adjacent land located in Charlotte, North Carolina, known as Wesley Village Apartments (“Wesley Village”) for approximately $57.2 million.  The purchase price for Wesley Village of approximately $57.2 million was funded, in part, with a $40.5 million senior mortgage loan secured by the Wesley Village property.

Purchase Price Allocations

The acquisitions of Wesley Village and Preston View have been accounted for as asset acquisitions. The purchase prices were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition.

The following table summarizes the assets acquired and liabilities assumed at the acquisition date (amounts in thousands):

Purchase Price Allocation
Land	$14,665
Building	92,129
Building improvements	1,147
Land improvements	4,067
Furniture and fixtures	1,990
In-place leases	1,986
Other assets	666
Total assets acquired	$116,650

The pro-forma information presented below represents the change in consolidated revenue and earnings as if the Company's acquisitions of Wesley Village and Preston View and 2016 acquisitions, had occurred on January 1, 2016 (amounts in thousands, except per share amounts).

	Three Months Ended March 31,			Three Months Ended March 31,
	2017			2016
	As Reported	Pro-Forma Adjustments	Pro-Forma	As Reported	Pro-Forma Adjustments	Pro-Forma

Revenues	$26,662	$1,379	$28,041	$16,634	$9,947	$26,581
Net income (loss)	$9,928	$(2,979)	$6,949	$(2,625)	$(13,120)	$(15,745)
Net loss attributable to common stockholders	$(4,990)	$(2,725)	$(7,715)	$(4,135)	$(12,140)	$(16,275)

Loss per share, basic and diluted (1)	$(0.20)		$(0.31)	$(0.20)		$(0.79)

(1) Pro-forma loss per share, both basic and diluted, are calculated based on the net loss attributable to the Company.

Aggregate property level revenues and net loss for Wesley Village and Preston View, since the properties’ respective acquisition dates, that are reflected in the Company’s consolidated statement of operations for the three months ended March 31, 2017 amounted to $0.9 million and $0.01 million, respectively.

Note 6 – Notes and Interest Receivable due from Related Party

West Morehead Mezzanine Financing

On December 29, 2016, the Company, through BRG Morehead NC, LLC, or BRG Morehead NC, an indirect subsidiary, provided a $21.3 million mezzanine loan, or the BRG West Morehead Mezz Loan, to BR Morehead JV Member, LLC, an affiliate of the Manager, or BR Morehead JV Member. The BRG West Morehead Mezz Loan is secured by BR Morehead JV Member’s approximate 95.0% interest in a multi-tiered joint venture along with Bluerock Special Opportunity + Income Fund II, (“Fund II”), an affiliate of the Manager, and an affiliate of ArchCo Residential, or the West Morehead JV, which intends to develop an approximately 286-unit Class A apartment community located in Charlotte, North Carolina to be known as West Morehead. The BRG West Morehead Mezz Loan matures on the earlier of January 5, 2020, or the maturity of the West Morehead Construction Loan, defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG West Morehead Mezz Loan can be prepaid without penalty. The Company has the right to exercise an option to purchase, at the greater of a 25 basis point discount to fair market value or 15% internal rate of return for Fund II, up to a 100% common membership interest in BR Morehead JV Member (the mezzanine borrower), which is 99.5% owned by Fund II and which currently holds an approximate 95.0% interest in the West Morehead JV and in the West Morehead property, subject to certain promote rights of our unaffiliated development partner.

On January 5, 2017, the Company increased the amount of the BRG West Morehead Mezz Loan to approximately $24.6 million.

In conjunction with the West Morehead development, on December 29, 2016, the West Morehead property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $34.5 million construction loan with an unaffiliated party, or the West Morehead Construction Loan, of which $0.01 million is outstanding at March 31, 2017, and which is secured by the West Morehead property. The West Morehead Construction Loan matures on December 29, 2019, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The West Morehead Construction Loan bears interest on a floating basis on the amount drawn based on LIBOR plus 3.75%, subject to a minimum of 4.25%. Regular monthly payments are interest-only until September 2019, with further payments based on twenty-five-year amortization. The West Morehead Construction Loan can be prepaid without penalty.

In addition, on December 29, 2016, the West Morehead property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $7.3 million mezzanine loan with an unaffiliated party, of which none is outstanding at March 31, 2017, and which is secured by membership interest in the joint venture developing the West Morehead property. The loan matures on December 29, 2019, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio, extension of the West Morehead Construction Loan and payment of an extension fee. The loan bears interest on a fixed rate of 11.5%. Regular monthly payments are interest-only. The loan can be prepaid prior to maturity provided the lender receives a cumulative return of 30% of its loan amount including all principal and interest paid.

APOK Townhomes Mezzanine Financing

On January 6, 2017, the Company, through BRG Boca, LLC, or BRG Boca, an indirect subsidiary, provided a $11.2 million mezzanine loan, or the BRG Boca Mezz Loan, to BRG Boca JV Member, LLC, an affiliate of the Manager, or BR Boca JV Member. The BRG Boca Mezz Loan is secured by BR Boca JV Member’s approximate 90.0% interest in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of NCC Development Group, or the Boca JV, which intends to develop an approximately 90-unit Class A apartment community located in Boca Raton, Florida to be known as APOK Townhomes. The BRG Boca Mezz Loan matures on the earlier of January 6, 2020, or the maturity of the Boca Construction Loan, defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Boca Mezz Loan can be prepaid without penalty. The Company has the right to exercise an option to purchase, at the greater of a 25 basis point discount to fair market value or 15% internal rate of return for Fund II, up to a 100% common membership interest in BR Boca JV Member (the mezzanine borrower), which is 99.5% owned by Fund II and which currently holds an approximate 90.0% interest in the Boca JV and in the Boca property, subject to certain promote rights of our unaffiliated development partner.

In conjunction with the APOK Townhomes development, on December 29, 2016, the APOK Townhomes property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $18.7 million construction loan with an unaffiliated party, the Boca Construction Loan, of which $2.6 million is outstanding at March 31, 2017, which is secured by the APOK Townhomes property. The loan matures on June 29, 2019, and contains two one-year extension option, subject to certain conditions including a debt service coverage, stabilized occupancy and payment of an extension fee. The loan requires interest-only payments at prime plus 0.625%, subject to a floor of 4.125%. The loan can be prepaid without penalty.

Domain Mezzanine Financing

On March 3, 2017, the Company, through BRG Domain Phase 1, LLC, or BRG Domain 1, an indirect subsidiary, provided a $20.3 million mezzanine loan, or the BRG Domain 1 Mezz Loan, to BR Member Domain Phase 1, LLC, an affiliate of the Manager, or BR Domain 1 JV Member. The BRG Domain 1 Mezz Loan is secured by BR Domain 1 JV Member’s approximate 95.0% interest in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of ArchCo Residential, or the Domain Phase 1 JV, which intends to develop an approximately 299-unit Class A apartment community located in Garland, Texas. The BRG Domain Phase 1 Mezz Loan matures on the earlier of March 3, 2020, or the maturity of the Domain 1 Construction Loan, defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Domain 1 Mezz Loan can be prepaid without penalty. The Company has the right to exercise an option to purchase, at the greater of a 25 basis point discount to fair market value or 15% internal rate of return for Fund II, up to a 100% common membership interest in BR Domain 1 JV Member (the mezzanine borrower), which is 99.5% owned by Fund II and which currently holds an approximate 95.0% interest in the Domain 1 JV and in the Domain 1 property, subject to certain promote rights of our unaffiliated development partner.

In conjunction with the Domain 1 development, on March 3, 2017, the Domain 1 property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $30.3 million construction loan with an unaffiliated party, or the Domain 1 Construction Loan, of which none is outstanding at March 31, 2017, and which is secured by the Domain 1 property. The Domain 1 Construction Loan matures on March 3, 2020, and contains two one-year extension options, subject to certain conditions including construction completion, a debt service coverage, loan to value ratio and payment of an extension fee. The Domain 1 Construction Loan bears interest on a floating basis on the amount drawn based on LIBOR plus 3.25%. Regular monthly payments are interest-only until March 2020, with further payments based on thirty-year amortization. The Domain 1 Construction Loan can be prepaid without penalty.

In addition, on March 3, 2017, the Domain 1 property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $6.4 million mezzanine loan with an unaffiliated party, of which $0.9 million is outstanding at March 31, 2017, and which is secured by membership interest in the joint venture developing the Domain 1 property. The loan matures on March 3, 2020, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio, extension of the Domain 1 Construction Loan and payment of an extension fee. The loan bears interest on a fixed rate of 12.5%, with 9.5% paid currently. Regular monthly payments are interest-only. The loan can be prepaid prior to maturity provided the lender receives a minimum profit and 1% exit fee.

Note 7 – Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

Following is a summary of the Company’s ownership interests in the investments reported under the equity method of accounting. The carrying amount of the Company’s investments in unconsolidated real estate joint ventures as of March 31, 2017 and December 31, 2016 is summarized in the table below (amounts in thousands):

Property	March 31, 2017	December 31, 2016

Alexan CityCentre	$7,733	$7,733
Alexan Southside Place	19,015	17,322
APOK Townhomes	7	7,569
Domain	12	5,249
Flagler Village	24,184	14,035
Helios, formerly known as Cheshire Bridge	16,360	16,360
Lake Boone Trail	11,929	9,919
West Morehead	14	13
Whetstone	12,932	12,932
Total	$92,186	$91,132

As of March 31, 2017, the Company had outstanding equity investments in nine multi-tiered joint ventures, each of which were created to develop a multifamily property. In each case, a wholly-owned subsidiary of the Operating Partnership made a preferred investment in a joint venture, except Flagler Village, Domain, West Morehead and APOK Townhomes, which are common interests, and West Morehead, APOK Townhomes and Domain, which are primarily mezzanine loan investments as discussed in Note 6. The common interests in these joint ventures, as well as preferred interests in some cases, are owned by affiliates of the Manager. In each case, the Company’s preferred investment in the joint venture generates a preferred return of 15% on its outstanding capital contributions and the Company is not allocated any of the income or loss. The joint venture is the controlling member in an entity whose purpose is to develop a multifamily property. Each joint venture in which the Company owns a preferred interest is required to redeem the Company’s preferred membership interests plus any accrued but unpaid preferred return on the earlier of the date which is six months following the maturity of the related development’s construction loan, or any earlier acceleration or due date. Additionally, the Company has the right, in its sole discretion, to convert its preferred membership interest in each joint venture into a common membership interest for a period of six months from the date upon which 70% of the units in the related development have been leased.

The following provides additional information regarding the Company’s preferred equity and investments as of March 31, 2017:

The preferred returns and equity in income of the Company’s unconsolidated real estate joint ventures for the three months ended March 31, 2017 and 2016 are summarized below (amounts in thousands):

	Three Months Ended March 31,
Property	2017	2016
Alexan CityCentre	$301	$243
Alexan Southside Place	641	648
APOK Townhomes	—	—
Domain	141	138
EOS	(22)	136
Flagler Village	(1)	(2)
Helios, formerly known as Cheshire Bridge	605	612
Lake Boone Trail	421	371
West Morehead	—	164
Whetstone	486	458

Preferred returns and equity in income of unconsolidated joint ventures	$2,572	$2,768

Summary combined financial information for the Company’s investments in unconsolidated real estate joint ventures as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016, is as follows:

	March 31, 2017	December 31, 2016
Balance Sheets:
Real estate, net of depreciation	$237,676	$197,742
Other assets	48,057	33,814
Total assets	$285,733	$231,556

Mortgages payable	$145,076	$97,598
Other liabilities	19,718	13,191
Total liabilities	$164,794	$110,789
Members’ equity	120,939	120,767
Total liabilities and members’ equity	$285,733	$231,556

	Three Months Ended March 31,
	2017	2016
Operating Statement:
Rental revenues	$759	$1,146
Operating expenses	(441)	(729)
Income before debt service and depreciation and amortization	318	417
Interest expense, net	(1,824)	(323)
Depreciation and amortization	(354)	(759)
Net loss	$(1,860)	$(665)

Alexan CityCentre Interests

On July 1, 2014, through BRG T&C BLVD Houston, LLC, a wholly-owned subsidiary of the Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Bluerock Growth Fund, LLC (“BGF”), Fund II and Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”), affiliates of the Manager, and an affiliate of Trammell Crowe Residential, to develop a 340-unit Class A apartment community located in Houston, Texas, to be known as Alexan CityCentre. The Company has made a capital commitment of approximately $7.7 million to acquire 100% of the Class A preferred equity interests in BR T&C BLVD JV Member, LLC all of which has been funded as of March 31, 2017 (of which $1.2 million earns a 20% return).

On June 7, 2016, the Alexan CityCentre property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a loan modification agreement to amend the terms of its construction loan financing the construction and development of the Alexan CityCentre property (the “Alexan Development”). The maximum principal amount available to the borrower under the terms of the modified loan is $55.1 million of which approximately $34.7 million is outstanding at March 31, 2017. The maturity date is January 1, 2020, subject to a single one-year extension exercisable at the option of the borrower. The interest rate on the loan is a variable per annum rate equal to the prime rate plus 0.5%, or LIBOR plus 3.00%, at the borrower’s option. The loan requires monthly interest payments until the maturity date, after which $60,000 monthly payments of principal will be required in addition to payment of accrued interest during the maturity extension period. The borrower was required to initially fund approximately $2.6 million as an interest reserve and approximately $0.6 million as an operating deficit reserve. Certain unaffiliated third parties agreed to guaranty the completion of the development of the Alexan Development and provided partial guaranties of the borrower’s principal and interest obligations under the loan. The borrower is required to complete the Alexan Development by December 31, 2017 (without extension for any reason). To obtain the loan modification, the borrower was required to contribute additional equity for the Alexan Development in the amount of approximately $2.2 million to be applied to development costs, of which the Company funded approximately $0.7 million and Bluerock Growth Fund II, LLC (“BGF II”), an affiliate of the Manager, funded $1.3 million as Class B preferred interests earning a 20% preferred return.

Alexan Southside Place Interests

On January 12, 2015, through BRG Southside, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund II and Fund III, which are affiliates of the Manager, and an affiliate of Trammell Crow Residential, to develop an approximately 270-unit Class A apartment community located in Houston, Texas, to be known as Alexan Southside Place. Alexan Southside Place will be developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC, as tenant under an 85-year ground lease. The Company has made a capital commitment of $19.0 million to acquire 100% of the preferred equity interests in BR Southside Member, LLC, all of which has been funded as of March 31, 2017, with $1.7 million earning of 20% preferred return.

In conjunction with the Alexan Southside development, on April 7, 2015, the Alexan Southside leasehold interest holder, which is owned by an entity in which the Company owns an indirect interest, entered into a $31.8 million construction loan, of which $1.5 million is outstanding at March 31, 2017, which is secured by the leasehold interest in the Alexan Southside Place property. The loan matures on April 7, 2019, and contains a one-year extension option, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on the base rate plus 1.25% or LIBOR plus 2.25%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan can be prepaid without penalty.

APOK Townhomes Interests

On September 1, 2016, through BRG Boca, LLC, or BRG Boca, a wholly-owned subsidiary of its Operating Partnership, the Company made an investment in a multi-tiered joint venture, along with Fund II, an affiliate of the Manager, and NCC Development Group, or the Boca JV, to develop a 90-unit Class A apartment community located in Boca Raton, Florida to be known as APOK Townhomes. On January 6, 2017, (i) Fund II substantially redeemed the common equity investment held by BRG Boca in BR Boca JV Member for $7.3 million, (ii) BRG Boca maintained a 0.5% common interest in BR Boca JV Member, and (iii) the Company, through BRG Boca, provided a mezzanine loan in the amount of $11.2 million to BR Boca JV Member, or the BRG Boca Mezz Loan. See Note 6 for further details regarding APOK Townhomes and the BRG Boca Mezz Loan.

Domain Phase 1 Interests

On November 20, 2015, through a wholly-owned subsidiary of the Operating Partnership, BRG Domain Phase 1, LLC, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of ArchCo Residential, to develop an approximately 299-unit, Class A, apartment community located in Garland, Texas. The property will be developed upon a tract of approximately 10 acres of land. On March 3, 2017, (i) Fund II substantially redeemed the preferred equity investment held by BRG Domain 1 in BR Domain 1 JV Member for $7.1 million, (ii) BRG Domain 1 maintained a 0.5% common interest in BR Domain 1 JV Member, and (iii) the Company, through BRG Domain 1, provided a mezzanine loan in the amount of $20.3 million to BR Domain 1 JV Member, or the BRG Domain 1 Mezz Loan. See Note 6 for further details regarding Domain Phase 1 and the BRG Domain 1 Mezz Loan.

Flagler Village Interests

On December 18, 2015, through BRG Flagler Village, LLC, a wholly-owned subsidiary of the Operating Partnership, BRG Flagler Village, LLC, the Company made an investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of ArchCo Residential, to develop an approximately 384-unit, Class A apartment community located in Ft. Lauderdale, Florida. The Company has made a capital commitment of $57.8 million to acquire common interests in BR Flagler Village, LLC, of which $24.2 million has been funded at March 31, 2017.

Helios Interests

On May 29, 2015, through BRG Cheshire, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of Catalyst Development Partners II, to develop a 282-unit Class A apartment community located in Atlanta, Georgia, to be known as Helios Apartments. The Company has made a capital commitment of $16.4 million to acquire 100% of the preferred equity interests in BR Cheshire Member, LLC, all of which has been funded as of March 31, 2017.

In conjunction with the Helios development, on December 16, 2015, the Helios property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $38.1 million construction loan which is secured by the fee simple interest in the Helios property, of which approximately $20.8 million is outstanding at March 31, 2017. The loan matures on December 16, 2018, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.50%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan can be prepaid without penalty.

Lake Boone Trail Interests

On December 18, 2015, through BRG Lake Boone, LLC, a wholly-owned subsidiary of the Operating Partnership, BRG Lake Boone, LLC, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of Tribridge Residential, LLC, to develop an approximately 245-unit, Class A apartment community located in Raleigh, North Carolina (“Lake Boone Trail”). The Company has made a capital commitment of $11.9 million to acquire 100% of the preferred equity interests in BR Lake Boone JV Member, LLC, all of which has been funded at March 31, 2017.

In conjunction with the Lake Boone Trail development, on June 23, 2016, the Lake Boone property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $25.2 million construction loan which is secured by the fee simple interest in the Lake Boone Trail property, of which $2.9 million is outstanding as of March 31, 2017. The loan matures on December 23, 2019, and contains one extension option for one year to five years, subject to certain conditions including construction completion, a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.65%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan can be prepaid without penalty.

West Morehead Interests

On January 6, 2016, through BRG Morehead NC, LLC, a wholly-owned subsidiary of the Operating Partnership, BRG Morehead NC, LLC, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of ArchCo Residential, to develop an approximately 286-unit Class A apartment community located in Charlotte, North Carolina to be known as West Morehead.  The Company has a 0.5% common equity interest in BR Morehead JV Member, LLC, at March 31, 2017. See Note 6 for further details regarding West Morehead and the BRG West Morehead Mezz Loan.

Whetstone Interests

On May 20, 2015, through BRG Whetstone Durham, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of TriBridge Residential, LLC, to acquire a 204-unit Class A apartment community located in Durham, North Carolina, to be known as Whetstone Apartments. The Company has made a capital commitment of $12.9 million to acquire 100% of the preferred equity interests in BR Whetstone Member, LLC, all of which has been funded as of March 31, 2017 (of which $0.7 million earns a 20% return). On October 2, 2016, the Company entered into an agreement that provided for an extended twelve-month period in which it had a right to convert into common ownership. If the Company does not elect to convert into common ownership at that point, its preferred return would then decrease to 6.5%.

On October 6, 2016, the Whetstone property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a mortgage loan of approximately $26.5 million secured by the Whetstone Apartment property. The loan matures on November 1, 2023. The loan bears interest at a fixed rate of 3.81%. Regular monthly payments are interest-only until November 1, 2017, with monthly payments beginning December 1, 2017 based on thirty-year amortization. The loan may be prepaid with the greater of 1% prepayment fee or yield maintenance until October 31, 2021, and thereafter at par. The loan is nonrecourse to the Company and its joint venture partners with certain standard scope non-recourse carve-outs for certain deeds, acts or failures to act on the part of the Company and the joint venture partners.

KeyBank Land Loan

The KeyBank land loan, which had been reflected on the unconsolidated entities financial statements, was paid off during the three months ended March 31, 2017.

Note 8 – Mortgages Payable

The following table summarizes certain information as of March 31, 2017 and December 31, 2016, with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of March 31, 2017
Property	March 31, 2017	December 31, 2016	Interest Rate	Fixed/ Floating	Maturity Date
ARIUM at Palmer Ranch	$26,925	$26,925	2.96%	LIBOR + 2.17% (1)	February 1, 2023
ARIUM Grandewood	34,294	34,294	2.61%	Floating (2)	December 1, 2024
ARIUM Gulfshore	32,626	32,626	2.96%	LIBOR + 2.17% (1)	February 1, 2023
ARIUM Palms	24,999	24,999	3.01%	LIBOR + 2.22% (1)	September 1, 2022
ARIUM Pine Lakes	26,950	26,950	3.95%	Fixed	November 1, 2023
ARIUM Westside	52,150	52,150	3.68%	Fixed	August 1, 2023
Ashton Reserve I	31,777	31,900	4.67%	Fixed	December 1, 2025
Ashton Reserve II	15,270	15,270	3.41%	LIBOR + 2.62% (1)	January 1, 2026
Crescent Perimeter (3)	—	—	N/A	LIBOR + 3.00%	December 12, 2020
Enders Place at Baldwin Park (4)	24,619	24,732	4.30%	Fixed	November 1, 2022
Fox Hill	26,705	26,705	3.57%	Fixed	April 1, 2022
Lansbrook Village	57,190	57,190	3.23%	LIBOR + 2.44% (1)	August 1, 2026
Legacy at Southpark	26,500	26,500	4.35%	Fixed	January 1, 2024
MDA Apartments	36,990	37,124	5.35%	Fixed	January 1, 2023
Nevadan	48,431	48,431	3.27%	LIBOR + 2.48% (1)	November 1, 2023
Park & Kingston (5)	18,432	18,432	3.41%	Fixed	April 1, 2020
Preston View	41,066	—	2.86%	LIBOR + 2.07% (1)	March 1, 2024
Roswell City Walk	51,000	51,000	3.63%	Fixed	December 1, 2026
Sorrel	38,684	38,684	3.08%	LIBOR + 2.29% (1)	May 1, 2023
Sovereign	28,880	28,880	3.46%	Fixed	November 10, 2022
The Brodie	34,825	34,825	3.71%	Fixed	December 1, 2023
The Preserve at Henderson Beach	36,823	36,989	4.65%	Fixed	January 5, 2023
Vickers Roswell (6)	—	—	N/A	LIBOR + 3.00%	December 1, 2020
Village Green of Ann Arbor	—	41,547	3.92%	Fixed	October 1, 2022
Wesley Village	40,545	—	4.25%	Fixed	April 1, 2024
Total	755,681	716,153
Fair value adjustments	2,224	1,364
Deferred financing costs, net	(7,094)	(6,942)
Total	$750,811	$710,575

(1) One month LIBOR as of March 31, 2017 was 0.79%.

(2) ARIUM Grandewood principal balance includes the initial advance of $29.44 million at a floating rate of 1.67% plus one month LIBOR and a $4.85 million supplemental loan at a floating rate of 2.74% plus one month LIBOR. At March 31, 2017, the interest rates on the initial advance and supplemental loan were 2.46% and 3.53%, respectively.

(3) Construction loan of up to $44.7 million. The loan has a one-year extension option subject to certain conditions.

(4) The Enders Place at Baldwin Park principal balance includes a $16.8 million loan at a fixed rate of 3.97% and a $7.8 million supplemental loan at a fixed rate of 5.01%.

(5) The Park & Kingston principal balance includes a $15.3 million loan at a fixed rate of 3.21% and a $3.2 million supplemental loan at a fixed rate of 4.34%.

(6) Construction loan of up to $18.0 million.

Deferred financing costs

Costs incurred in obtaining long-term financing, reflected as a reduction of Mortgages Payable in the accompanying Consolidated Balance Sheets, are amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related debt agreements, as applicable.

Preston View Mortgage Payable

On February 17, 2017, the Company, through an indirect subsidiary, entered into an approximately $41.1 million loan secured by Preston View. The loan matures March 1, 2024 and bears interest on a floating basis based on LIBOR plus 2.07%, with interest only payments until March 2019, and then monthly payments based on 30-year amortization. After March 31, 2018, the loan may be prepaid with a 1% prepayment fee through December 31, 2023, and thereafter at par.

Wesley Village Mortgage Payable

On March 9, 2017, the Company, through an indirect subsidiary, entered into an approximately $40.5 million loan secured by Wesley Village. The loan matures April 1, 2024 and bears interest at a fixed rate of 4.25%, with interest only payments until April 2019, and then fixed monthly payments based on 30-year amortization. After January 1, 2024, the loan may be prepaid without prepayment fee or yield maintenance.

Debt maturities

As of March 31, 2017, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2017 (April 1-December 31)	$1,721
2018	2,800
2019	5,824
2020	28,141
2021	11,159
Thereafter	706,036
$755,681
Add: Unamortized fair value debt adjustment	2,224
Subtract: Deferred financing costs, net	(7,094)
Total	$750,811

The net book value of real estate assets providing collateral for these above borrowings were $1,051.7 million and $987.1 million at March 31, 2017 and December 31, 2016, respectively.

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

Note 9 – Fair Value of Financial Instruments

As of March 31, 2017 and December 31, 2016, the Company believes the carrying value of cash and cash equivalents, accounts receivable, due to and from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities.  Based on the discounted amount of future cash flows currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $756.3 million and $714.8 million as of March 31, 2017 and December 31, 2016, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $757.9 million and $717.5 million, respectively.  The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs, as defined in ASC Topic 820, “Fair Value Measurement”) for similar types of borrowing arrangements.

Note 10 – Related Party Transactions

Management Agreement

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

The Company pays the Manager a base management fee in an amount equal to the sum of: (A) 0.25% of the Company’s stockholders’ existing and contributed equity prior to the IPO and in connection with our contribution transactions, per annum, calculated quarterly based on the Company’s stockholders’ existing and contributed equity for the most recently completed calendar quarter and payable in quarterly installments in arrears, and (B) 1.5% of the equity per annum of the Company’s stockholders who purchase shares of the Company’s stock, calculated quarterly based on their equity for the most recently completed calendar quarter and payable in quarterly installments in arrears. The base management fee is payable independent of the performance of the Company’s investments. The Company amended the Management Agreement to provide that the base management fee can be payable in cash or LTIP Units, at the election of the Board. The number of LTIP Units issued for the base management fee or incentive fee will be based on the fees earned divided by the 5-day trailing average Class A common stock price prior to issuance. Base management fees of $2.3 million and $1.2 million were expensed during the three months ended March 31, 2017 and 2016, respectively. The base management fees for the three months ended March 31, 2017 will be paid through the issuance of approximately 189,000 Units assuming the $12.31 closing share price for the Company’s Class A common stock on March 31, 2017. The actual number of LTIP Units to be issued in payment of the base management fees for the three months ended March 31, 2017 is subject to change based on the average closing share price of the Company’s Class A common stock on the five business days prior to the date of issuance.

The Company also pays the Manager an incentive fee with respect to each calendar quarter in arrears. The incentive fee is equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) the Company’s adjusted funds from operations (“AFFO”), for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in the IPO and in future offerings and transactions, multiplied by the weighted average number of all shares of the Company’s Class A common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of Class A common stock, LTIP Units, and other shares of common stock underlying awards granted under the Incentive Plans and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to the IPO or in the contribution transactions, and (B) 8%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless AFFO is greater than zero for the four most recently completed calendar quarters. One half of each quarterly installment of the incentive fee will be payable in LTIP Units, calculated pursuant to the formula above. The remainder of the incentive fee will be payable in cash or in LTIP Units, at the election of the Board, in each case calculated pursuant to the formula above. Incentive fees of $0.4 million and none were expensed during the three months ended March 31, 2017 and 2016, respectively. Incentive fees for the three months ended March 31, 2017 will be paid through the issuance of approximately 36,000 LTIP Units assuming the $12.31 closing share price for the Company’s Class A common stock on March 31, 2017.

On July 2, 2015, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the Manager. The equity grant consisted of 283,390 LTIP Units (the “2015 LTIP Units”). The 2015 LTIP Units vest ratably over a three-year period that began in July 2015, subject to certain terms and conditions. On August 3, 2016, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the Manager. The equity grant consisted of 176,610 LTIP Units (the “2016 LTIP Units”). The 2016 LTIP Units vest ratably over a three-year period that began in August 2016, subject to certain terms and conditions. These LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock.

LTIP expense of $0.3 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively, was recorded as part of general and administrative expenses, related to the 2015 LTIP Units and the 2016 LTIP Units. The expense recognized during 2017 and 2016 was based on the Class A common stock closing price at the vesting date or the end of the period, as applicable.

The Company is also required to reimburse the Manager for certain expenses and pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. Reimbursements of $0.6 million and $0.1 million were expensed during the three months ended March 31, 2017 and 2016, respectively, and are recorded as part of general and administrative expenses. In addition, the Manager was reimbursed for offering costs in conjunction with the January 2017 Common Stock Offering of $0.03 million during the three months ended March 31, 2017.

The initial term of the Management Agreement expired on April 2, 2017 (the third anniversary of the closing of the IPO), and automatically renewed for a one-year term expiring on April 2, 2018. The Management Agreement will automatically renew for a one-year term on each anniversary date thereafter unless previously terminated in accordance with the terms of the Management Agreement.

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

The Company may also terminate the Management Agreement if the Board elects to internalize the Company’s management, although it is not obligated to do so. We have announced that we have begun the process of internalizing the external management functions that are currently provided to us by our Manager.

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

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Series B Preferred Stock, the Company engaged a related party, as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager may re-allow the selling commissions and dealer manager fees to participating broker-dealers, and is expected to incur costs in excess of the 10%, which costs will be borne by the dealer manager. For the three months ended March 31, 2017, the Company has incurred approximately $1.6 million and $0.7 million, in selling commissions and dealer manager fees, respectively. In addition, the Manager was reimbursed for offering costs in conjunction with the Series B Preferred Offering of $0.2 million during the three months ended March 31, 2017, which were recorded as a reduction to the proceeds of the offering.

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

Pursuant to the terms of the Management Agreement, summarized below are the related party amounts payable to our Manager, as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Amounts Payable to the Manager under the Management Agreement
Base management fee	$2,326	$2,015
Incentive fee	442	-
Operating expense reimbursements and direct expense reimbursements	584	274
Offering expense reimbursements	235	120
Total amounts payable to Manager	$3,587	$2,409

As of both March 31, 2017 and December 31, 2016, the Company had $0.9 million in receivables due from related parties other than the Manager, primarily for accrued preferred returns on unconsolidated real estate investments for the most recent month.

Notes and Interest Receivable due from Related Party; Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The Company invests with related parties in various joint ventures in which the Company owns either preferred or common interests, and makes mezzanine loans to entities that are primarily owned by related parties. Please refer to Notes 6 and 7 for further information.

Note 11 – Stockholders’ Equity

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders, less dividends on restricted stock expected to vest plus gains on redemptions on common stock, by the weighted average number of common shares outstanding for the period.  Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding and any potential dilutive shares for the period.  Net loss attributable to common stockholders is computed by adjusting net loss for the non-forfeitable dividends paid on non-vested restricted stock.

The Company considers the requirements of the two-class method when preparing earnings per share. Earnings per share is not affected by the two-class method because the Company’s Class A and B-3 common stock and LTIP Units participate in dividends on a one-for-one basis.

The following table reconciles the components of basic and diluted net loss per common share (amounts in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2017	2016
Net loss attributable to common stockholders	$(4,990)	$(4,135)
Dividends on restricted stock expected to vest	-	(3)
Basic net loss attributable to common stockholders	$(4,990)	$(4,138)

Weighted average common shares outstanding(1)	24,989,621	20,521,596

Potential dilutive shares(2)	—	—
Weighted average common shares outstanding and potential dilutive shares(1)	24,989,621	20,521,596

Net loss per common share, basic	$(0.20)	$(0.20)
Net loss per common share, diluted	$(0.20)	$(0.20)

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

(1)	For 2017, amounts relate to shares of the Company’s Class A common stock and LTIP Units outstanding. For 2016, amounts relate to shares of Class A and B-3 common stock and LTIP Units outstanding.

(2)	Excludes 661 and 13,378 shares of common stock, for the three months ended March 31, 2017 and 2016, respectively, related to non-vested restricted stock, as the effect would be anti-dilutive.

Follow-On Equity Offerings

On January 17, 2017, the Company completed an underwritten offering (the “January 2017 Class A Common Stock Offering”) of 4,000,000 shares of its Class A common stock, par value $0.01 per share. The offer and sale of the shares were registered with the SEC pursuant to the January 2016 Shelf Registration Statement. The public offering price of $13.15 per share was announced on January 11, 2017. Net proceeds of the January 2017 Class A Common Stock Offering were approximately $49.8 million after deducting underwriting discounts and commissions and estimated offering costs. On January 24, 2017, the Company closed on the sale of 600,000 shares of Class A common stock for proceeds of approximately $7.5 million pursuant to the underwriters’ full exercise of the overallotment option.

Series B Preferred Stock Offering

The Company issued 23,569 shares of Series B Preferred Stock under a continuous registered offering with net proceeds of approximately $21.2 million after commissions and fees during the three months ended March 31, 2017. As of March 31, 2017, the Company has sold 45,051 shares of Series B Preferred Stock and 45,051 Warrants to purchase 901,020 shares of Class A common stock for net proceeds of approximately $40.5 million after commissions and fees.

At-the-Market Offerings

On March 29, 2016, the Company, its Operating Partnership and its Manager entered into an At Market Issuance Sales Agreement (the “Series A Sales Agreement”) with FBR Capital Markets & Co. (“FBR”), and MLV & Co. LLC (“MLV”). Pursuant to the Series A Sales Agreement, FBR and MLV will act as distribution agents with respect to the offering and sale of up to $100,000,000 in shares of Series A Preferred Stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE MKT, or on any other existing trading market for Series A Preferred Stock or through a market maker (the “Series A ATM Offering”). Since March 31, 2016, the Company has sold 146,460 shares of Series A Preferred Stock for net proceeds of approximately $3.6 million after commissions in the ATM Offering. On April 8, 2016, the Company delivered notice to each of FBR and MLV, pursuant to the terms of the Series A Sales Agreement, to suspend all sales under the Series A ATM Offering.

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

On September 14, 2016, the Company, its Operating Partnership and its Manager entered into an At Market Issuance Sales Agreement (the “Series C Sales Agreement”) with FBR. Pursuant to the Series C Sales Agreement, FBR will act as distribution agent with respect to the offering and sale of up to $36,000,000 in shares of Series C Preferred Stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE MKT, or on any other existing trading market for Series C Preferred Stock or through a market maker (the “Series C ATM Offering”). Since September 14, 2016, the Company has sold 23,750 shares of Series C Preferred Stock for net proceeds of approximately $0.6 million after commissions in the Series C ATM Offering. On September 27, 2016, the Company delivered notice to FBR, pursuant to the terms of the Series C Sales Agreement, to suspend all sales under the Series C ATM Offering.

Operating Partnership and Long-Term Incentive Plan Units

As of March 31, 2017, limited partners other than the Company owned approximately 7.77% of the Operating Partnership (275,494 OP Units, or 1.05%, is held by OP Unit holders, and 1,763,910 LTIP Units, or 6.72%, is held by LTIP Unit holders.)

Equity Incentive Plans

On March 24, 2016, the Company granted a total of 7,500 shares of Class A common stock to its independent directors under the Amended 2014 Individuals Plan. The fair value of the grants was approximately $0.1 million and the shares vested immediately. On February 14, 2017, the Company granted a total of 7,500 LTIP Units to its independent directors under the Amended 2014 Individuals Plan. The fair value of the grants was approximately $0.1 million and the LTIP Units vested immediately.

A summary of the status of the Company’s non-vested shares as of March 31, 2017 is as follows (amounts in thousands, except share amounts):

Non-Vested shares	Shares	Weighted average grant-date fair value
Balance at January 1, 2017	659	$22.75
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at March 31, 2017	659	$22.75

At March 31, 2017, there was $0.01 million of total unrecognized compensation cost related to unvested restricted stock granted under the independent director compensation plan. The remaining cost is expected to be recognized over a period of 0.33 years.

Equity Incentive Plans - LTIP Grants

On July 2, 2015, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the Manager. The equity grant consisted of 283,390 LTIP Units (the “2015 LTIP Units”). The 2015 LTIP Units vest ratably over a three-year period that began in July 2015, subject to certain terms and conditions. On August 3, 2016, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the Manager. The equity grant consisted of 176,610 LTIP Units (the “2016 LTIP Units”). The 2016 LTIP Units vest ratably over a three-year period that began in August 2016, subject to certain terms and conditions. These LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock.

LTIP expense of $0.3 million and $0.4 million for the three months ended March 31, 2017 and 2016, respectively, was recorded as part of general and administrative expenses, related to the 2015 LTIP Units and the 2016 LTIP Units. The expense recognized during 2017 and 2016 was based on the Class A common stock closing price at the vesting date or the end of the period, as applicable.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid
Class A common stock
October 4, 2016	December 23, 2016	$0.096667	January 5, 2017
January 6, 2017	January 25, 2017	$0.096666	February 3, 2017
January 6, 2017	February 24, 2017	$0.096667	March 3, 2017
January 6, 2017	March 24, 2017	$0.096667	April 5, 2017
Series A Preferred Stock
December 9, 2016	December 23, 2016	$0.515625	January 5, 2017
March 10, 2017	March 24, 2017	$0.515625	April 5, 2017
Series B Preferred Stock
October 4, 2016	December 23, 2016	$5.00	January 5, 2017
January 6, 2017	January 25, 2017	$5.00	February 3, 2017
January 6, 2017	February 24, 2017	$5.00	March 3, 2017
January 6, 2017	March 24, 2017	$5.00	April 5, 2017
Series C Preferred Stock
December 9, 2016	December 23, 2016	$0.4765625	January 5, 2017
March 10, 2017	March 24, 2017	$0.4765625	April 5, 2017
Series D Preferred Stock
December 9, 2016	December 23, 2016	$0.3859	January 5, 2017
March 10, 2017	March 24, 2017	$0.4453125	April 5, 2017

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

Distributions declared and paid for the three months ended March 31, 2017 were as follows (amounts in thousands):

	Distributions
2017	Declared	Paid
First Quarter
Class A Common Stock	$7,014	$6,566
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	525	395
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,100
OP Units	82	84
LTIP Units	496	480
Total first quarter 2017	$13,443	$12,682

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

Note 13 – Subsequent Events

Declaration of Dividends

Declaration Date	Payable to stockholders of record as of	Amount	Payable Date
Class A common stock
April 7, 2017	April 25, 2017	$0.096666	May 5, 2017
April 7, 2017	May 25, 2017	$0.096667	June 5, 2017
April 7, 2017	June 23, 2017	$0.096667	July 5, 2017
Series B Preferred Stock
April 7, 2017	April 25, 2017	$5.00	May 5, 2017
April 7, 2017	May 25, 2017	$5.00	June 5, 2017
April 7, 2017	June 23, 2017	$5.00	July 5, 2017

Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate.

Distributions Paid

The following distributions were paid to the Company's stockholders, as well as holders of OP and LTIP Units subsequent to March 31, 2017 (amounts in thousands):

Shares	Declaration Date	Record Date	Date Paid	Distributions per Share	Total Distribution
Class A Common Stock	January 6, 2017	March 24, 2017	April 5, 2017	$0.096667	$2,339
Series A Preferred Stock	March 10, 2017	March 24, 2017	April 5, 2017	$0.515625	$2,950
Series B Preferred Stock	January 6, 2017	March 24, 2017	April 5, 2017	$5.000000	$225
Series C Preferred Stock	March 10, 2017	March 24, 2017	April 5, 2017	$0.4765625	$1,107
Series D Preferred Stock	March 10, 2017	March 24, 2017	April 5, 2017	$0.4453125	$1,269
OP Units	January 6, 2017	March 24, 2017	April 5, 2017	$0.096667	$27
LTIP Units	January 6, 2017	March 24, 2017	April 5, 2017	$0.096667	$171

Class A Common Stock	April 7, 2017	April 25, 2017	May 5, 2017	$0.096666	$2,338
Series B Preferred Stock	April 7, 2017	April 25, 2017	May 5, 2017	$5.000000	$265
OP Units	April 7, 2017	April 25, 2017	May 5, 2017	$0.096666	$26
LTIP Units	April 7, 2017	April 25, 2017	May 5, 2017	$0.096666	$172
Total					$10,889

Sale of Lansbrook Village

On April 26, 2017, the Company closed on the sale of Lansbrook Village, located in Palm Harbor, Florida. The 90% owned property was sold for approximately $82.4 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for assumption of the existing mortgage indebtedness encumbering Lansbrook Village in the amount of $57.2 million and payment of closing costs and fees, the sale of the property generated net proceeds of approximately $19.1 million.

Agreement to acquire five property portfolio

On March 22, 2017, the Company, through the Operating Partnership and its wholly-owned subsidiaries, entered into a multi-tiered joint venture. The joint venture was formed to acquire a portfolio of five apartment communities containing 1,408 units located in the San Antonio and Tyler, Texas markets for a purchase price of approximately $189 million, including the assumption of approximately $147 million of existing mortgage debt. Subsequent to March 31, 2017, due diligence activities are continuing, and the joint venture is actively seeking lender approval for the loan assumptions. The Company has made a capital commitment of approximately $48 million, of which approximately $2.3 million has been funded for earnest money deposits, which was included in accounts receivable, prepaid and other assets at March 31, 2017. The Company cannot provide any assurance that the acquisition of the apartment communities will be consummated as planned.

Proposed sale of Fox Hill

Subsequent to March 31, 2017, the Company entered into a purchase and sale agreement for the sale of Fox Hill. The buyer is completing due diligence procedures. The Company cannot provide any assurance that the transaction will be consummated as planned.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the factors included in this Quarterly Report on Form 10-Q, including those set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	use of proceeds of the Company’s securities offerings;

the competitive environment in which we operate;

•	our ability to internalize the functions performed for us by our Manager on the anticipated timeframe, or at all;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	risks associated with geographic concentration of our investments;

•	decreased rental rates or increasing vacancy rates;

•	our ability to lease units in newly acquired or newly constructed apartment properties;

•	potential defaults on or non-renewal of leases by tenants;

•	creditworthiness of tenants;

•	our ability to obtain financing for and complete acquisitions under contract at the contemplated terms, or at all;

•	development and acquisition risks, including rising and unanticipated costs and failure of such acquisitions and developments to perform in accordance with projections;

•	the timing of acquisitions and dispositions;

•	the performance of our Partner Network;

•	potential natural disasters such as hurricanes, tornadoes and floods;

•	national, international, regional and local economic conditions;

•	Board determination as to timing and payment of dividends, and our ability to pay future distributions at the dividend rates we have paid historically;

•	the general level of interest rates;

•	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;

•	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;

•	lack of or insufficient amounts of insurance;

•	our ability to maintain our qualification as a REIT;

•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us or a subsidiary owned by us or acquired by us.

Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this report. All forward-looking statements are made as of the date of this report and the risk that actual results will differ materially from the expectations expressed in this report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this report, whether as a result of new information, future events, changed circumstances or any other reason. The forward-looking statements should be read in light of the risk factors set forth in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2017, and subsequent filings by us with the SEC, or (“Risk Factors”).

Overview

We were incorporated as a Maryland corporation on July 25, 2008. Our objective is to maximize long-term stockholder value by acquiring and developing well-located institutional-quality apartment properties in demographically attractive growth markets across the United States. We seek to maximize returns through investments where we believe we can drive substantial growth in our funds from operations, adjusted funds from operations and net asset value through one or more of our Core-Plus, Value-Add, Opportunistic and Invest-to-Own investment strategies.

We conduct our operations through Bluerock Residential Holdings, L.P., our operating partnership (the “Operating Partnership”), of which we are the sole general partner. The consolidated financial statements include our accounts and those of the Operating Partnership and its subsidiaries.

We are currently externally managed by our Manager, an affiliate of Bluerock. We have announced that we have begun the process of internalizing the external management functions that are currently provided to us by our Manager. The board of directors appointed a special committee, or Special Committee, comprised solely of independent directors of our board of directors to pursue the internalization. The Special Committee has engaged independent legal and financial advisors to assist the Special Committee in connection with the internalization transaction. The Compensation Committee of our board of directors has also engaged an independent compensation consulting firm to provide a market-based compensation study with respect to key REIT executives and directors of internalized REITs. As of May 8, 2017, negotiations are continuing with respect to the internalization, but no definitive agreements have been entered into. We currently anticipate consummating the internalization transaction in the third quarter of 2017, although we are providing no assurances that the internalization transaction will be completed on the timeframe we currently anticipate or at all. If we internalize management, we expect the structure of our corporate level general and administrative expenses will change substantially, which may include changes to the nature and amount of these costs. However, estimates cannot be provided at this time.

As of March 31, 2017, our portfolio consisted of interests in thirty-two properties (twenty-two operating properties and ten development properties). The thirty-two properties contain an aggregate of 9,732 units, comprised of 7,137 operating units and 2,595 units under development. As of March 31, 2017, these properties, exclusive of our development properties, were approximately 95% occupied.

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

Recent Developments

During the three months ended March 31, 2017, we acquired two stabilized properties, disposed of one property, and converted two preferred equity investments into mezzanine financing arrangements as discussed below.

Acquisition of Bell Preston View

On February 17, 2017, we, through subsidiaries of our Operating Partnership, acquired a 382-unit apartment community located in Morrisville, North Carolina, known as Bell Preston View Apartments (“Preston View”) for approximately $59.5 million. The purchase price of $59.5 million was funded, in part, with a $41.1 million senior mortgage loan secured by Preston View.

Acquisition of Wesley Village

 On March 9, 2017, we, through subsidiaries of its Operating Partnership, acquired a 301-unit apartment community and adjacent land located in Charlotte, North Carolina, known as Wesley Village Apartments (“Wesley Village”) for approximately $57.2 million.  The purchase price for Wesley Village of approximately $57.2 million was funded, in part, with a $40.5 million senior mortgage loan secured by Wesley Village.

Sale of Ann Arbor

On February 22, 2017, we closed on the sale of the Village Green Ann Arbor property (“Village Green Ann Arbor”), located in Ann Arbor, Michigan. The property was sold for approximately $71.4 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering Village Green Ann Arbor in the amount of $41.4 million and payment of closing costs and fees of $1.3 million the sale of the property generated net proceeds of approximately $28.6 million and a gain on sale of approximately $16.7 million, of which the Company’s pro rata share of proceeds was approximately $13.6 million and pro rata share of the gain was approximately $7.8 million.

Notes and accrued interest receivable from related parties

During the three months ended March 31, 2017, Fund II redeemed our preferred equity interests in APOK and Domain, we obtained 0.5% common interests in APOK and Domain, and we provided mezzanine loans to APOK of approximately $11.2 million and to Domain of approximately $20.3 million. In addition, we increased the mezzanine loan to West Morehead by $3.3 million, to approximately $24.6 million. See Notes 6 and 7 to the interim Consolidated Financial Statements for additional information.

Recent Stock Offerings

During the three months ended March 31, 2017 we continued to raise capital to finance our investment activities.

January 2017 Offering of Class A Common Stock

On January 17, 2017, we completed an underwritten offering (the “January 2017 Common Stock Offering”) of 4,000,000 shares of its Class A common stock, par value $0.01 per share. The offer and sale of the shares were registered with the SEC pursuant to the January 2016 Shelf Registration Statement. The public offering price of $13.15 per share was announced on January 11, 2017. Net proceeds of the January 2017 Common Stock Offering were approximately $49.8 million after deducting underwriting discounts and commissions and estimated offering costs. On January 24, 2017, we closed on the sale of 600,000 shares of Class A common stock for proceeds of approximately $7.5 million pursuant to the underwriters’ full exercise of the overallotment option.

Series B Preferred Stock

We issued 23,569 shares of Series B Preferred Stock under a continuous registered offering with net proceeds of approximately $21.2 million after commissions and fees during the three months ended March 31, 2017.

Our total stockholders’ equity increased $47.8 million from $241.7 million as of December 31, 2016 to $289.5 million as of March 31, 2017. The increase in our total stockholders’ equity is primarily attributable to our January 2017 Common Stock Offering of $57.3 million, our net income of $1.2 million, and equity compensation of $2.3 million, offset by dividends declared of $13.4 million, during the three months ended March 31, 2017.

Election to Abandon East San Marco Development

On November 24, 2015, we entered into a cost-sharing agreement to pursue the acquisition of a tract of real property located in Jacksonville, Florida for the development of a 266-unit, Class A multifamily apartment community with 44,276 square feet of retail space, or the East San Marco Property.  In 2017 we elected to abandon pursuit of the development of the East San Marco Property due to significant cost escalations arising from scope changes imposed on the project after the start and from both general and market specific labor and material inflation, which negatively impacted the risk and return profile of the project.  We had invested approximately $2.9 million in a controlling equity position in the East San Marco Property prior to abandonment.

Results of Operations

The following is a summary of our operating real estate investments as of March 31, 2017:

Multifamily Community Name/Location	Number of Units	Date Built/Renovated (1)	Ownership Interest	Average Rent (2)	% Occupied(3)
ARIUM at Palmer Ranch, Sarasota, FL	320	2016	95.0%	$1,182	98%
ARIUM Grandewood, Orlando, FL	306	2005	95.0%	1,232	96%
ARIUM Gulfshore, Naples, FL	368	2016	95.0%	1,209	95%
ARIUM Palms, Orlando, FL	252	2008	95.0%	1,240	94%
ARIUM Pine Lakes, Port St. Lucie, FL	320	2003	85.0%	1,087	98%
ARIUM Westside, Atlanta, GA	336	2008	90.0%	1,451	99%
Ashton Reserve, Charlotte, NC	473	2015	100.0%	1,032	97%
Enders Place at Baldwin Park, Orlando, FL	220	2003	89.5%	1,629	97%
Fox Hill, Austin, TX	288	2010	94.6%	1,202	96%
Lansbrook Village, Palm Harbor, FL	621	2004	90.0%	1,233	93%
Legacy at Southpark, Austin, TX	250	2016	90.0%	1,200	96%
MDA Apartment, Chicago, IL	190	2006	35.3%	2,299	94%
Nevadan, Atlanta, GA	480	1990	90.0%	1,057	96%
Park & Kingston, Charlotte, NC	168	2015	96.0%	1,172	95%
Preston View, Morrisville, NC	382	2000	91.8%	1,060	93%
Roswell City Walk, Roswell, GA	320	2015	98.0%	1,403	95%
Sorrel, Frisco, TX	352	2015	95.0%	1,230	92%
Sovereign, Fort Worth, TX	322	2015	95.0%	1,292	94%
The Brodie, Austin, TX	324	2001	92.5%	1,135	94%
The Preserve at Henderson Beach, Destin, FL	340	2009	100.0%	1,312	94%
Wesley Village, Charlotte, NC	301	2010	91.8%	1,299	95%
Whetstone, Durham, NC (4)	204	2015	—	1,202	92%
Total/Average	7,137			$1,252	95%

(1) Represents date of last significant renovation or year built if there were no renovations.

(2) Represents the average effective monthly rent per occupied unit for all occupied units for the three months ended March 31, 2017. Total concessions for the three months ended March 31, 2017 amounted to approximately $0.6 million.

(3) Percent occupied is calculated as (i) the number of units occupied as of March 31, 2017, divided by (ii) total number of units, expressed as a percentage.

(4) Whetstone is currently a preferred equity investment providing a stated investment return.

The following is a summary of our development properties as of March 31, 2017:

Multifamily Community Name, Location	Number of Units	Total Estimated Construction Cost (in millions)	Cost to Date (in millions)	Estimated Construction Cost Per Unit	Anticipated Initial Occupancy	Anticipated Construction Completion	Pro Forma Average Rent (1)
Alexan CityCentre, Houston, TX	340	$83.0	$68.3	$244,118	2Q17	4Q17	$2,144
Alexan Southside Place, Houston, TX	270	$49.0	$22.1	$181,481	4Q17	2Q18	$2,012
APOK Townhomes, Boca Raton, FL	90	$28.9	$6.3	$321,111	1Q18	3Q18	$2,549
Crescent Perimeter, Sandy Springs, GA	320	$70.0	$20.5	$218,750	3Q18	1Q19	$1,749
Domain 1, Garland, TX	299	$52.6	$8.8	$175,920	3Q18	1Q19	$1,469
Flagler Village, Fort Lauderdale, FL	384	$131.8	$27.1	$343,229	3Q19	3Q20	$2,481
Helios, formerly known as Cheshire Bridge, Atlanta, GA	282	$50.9	$36.6	$180,496	2Q17	4Q17	$1,486
Lake Boone Trail, Raleigh, NC	245	$40.2	$19.5	$164,082	1Q18	3Q18	$1,271
Vickers Village, Roswell, GA	79	$30.4	$11.4	$384,810	1Q18	3Q18	$3,176
West Morehead, Charlotte, NC	286	$60.0	$14.6	$209,790	4Q18	2Q19	$1,507
	2,595						$1,876

(1) Represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenue

Net rental income increased $8.0 million, or 50%, to $23.9 million for the three months ended March 31, 2017 as compared to $15.9 million for the same prior year period. This increase was primarily due to the acquisition of various interests in eight properties subsequent to March 31, 2016, including ARIUM Westside, Nevadan, ARIUM Pine Lakes, The Brodie, Roswell City Walk, Legacy at Southpark, Preston View and Wesley Village.

Other property revenue increased $0.6 million, or 86%, to $1.3 million for the three months ended March 31, 2017 as compared to $0.7 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above.

Interest income from related parties increased by $1.5 million due to the mezzanine loans made during the last two quarters.

Expenses

Property operating expenses increased $3.2 million, or 48%, to $9.8 million for the three months ended March 31, 2017 as compared to $6.6 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above. Property NOI margins improved to 60.9% of total revenues for the three months ended March 31, 2017 from 60.4% in the prior year quarter. Property NOI margins are computed as total property revenues less property operating expenses, divided by total property revenues.

 General and administrative expenses amounted to $1.4 million for the three months ended March 31, 2017 as compared to $1.3 million for the same prior year period. Excluding non-cash equity compensation expense of $0.4 million and $0.6 million for the three months ended March 31, 2017 and 2016, respectively, general and administrative expenses were $1.0 million, or 3.8% of revenues for the three months ended March 31, 2017 as compared to $0.6 million, or 3.9% of revenues, for the same prior year period.

Management fees increased to $2.8 million for the three months ended March 31, 2017 as compared to $1.2 million for the same prior year period. Base management fees of $2.3 million and $1.2 million were expensed in the three months ended March 31, 2017 and 2016, respectively. Incentive management fees of $0.4 million were expensed in the three months ended March 31, 2017. Base management fees increased primarily due to an increase in equity as a result of the Follow-On Offerings. Management fees of $2.8 million for the quarter ended March 31, 2017 will be paid in LTIP Units in lieu of cash.

Acquisition and pursuit costs were $3.2 million for the three months ended March 31, 2017 as compared to $1.2 million for the same prior year period. The Company adopted ASU 2017-01 which resulted in the capitalization of costs incurred in asset acquisitions purchased after the effective date of January 1, 2017. Substantially all the expenses for the three months ended March 31, 2017 were due to the Company’s decision to abandon the proposed East San Marco Property development and write off the pre-acquisition costs that had been incurred. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods. The costs during the prior year quarter were primarily due to the acquisition of ARIUM Gulfshore, ARIUM at Palmer Ranch and The Preserve at Henderson Beach.

Depreciation and amortization expenses were $10.9 million for the three months ended March 31, 2017 as compared to $7.5 million for the same prior year period. The increase is related to additional depreciation and amortization expense on the acquisition of the properties mentioned above.

Other Income and Expense

Other income and expenses amounted to income of $11.9 million for the three months ended March 31, 2017 compared to expense of $1.5 million for the same prior year period. This was primarily due to the gain on the sale of Village Green of Ann Arbor of $16.5 million, offset by an increase in interest expense, net, of $2.9 million, as the result of the increase in mortgages payable resulting from the acquisition of interests in the properties mentioned above.

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

For comparison of our three months ended March 31, 2017 and 2016, the same store properties included properties owned at January 1, 2016. Our same store properties for the period were Enders Place at Baldwin Park, MDA Apartments, Lansbrook Village, ARIUM Grandewood, Park & Kingston, Fox Hill, Ashton Reserve, ARIUM Palms, Sovereign, ARIUM Gulfshore, and ARIUM at Palmer Ranch.  Our non-same store properties for the same period were Village Green of Ann Arbor, Sorrel, The Preserve at Henderson Beach, ARIUM Westside, ARIUM Pine Lakes, Nevadan, Roswell City Walk, The Brodie, Legacy at Southpark, Vickers Village, Crescent Perimeter, Preston View and Wesley Village. Because of the limited number of same store properties as compared to the number of properties in our portfolio in 2017 and 2016, respectively, our same store performance measures may be of limited usefulness.

The following table presents the same store and non-same store results from operations for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended March 31,		Change
	2017	2016	$	%
Property Revenues
Same Store	$13,308	$12,532	$776	6.2%
Non-Same Store	11,831	4,102	7,729	188.4%
Total property revenues	25,139	16,634	8,505	51.1%

Property Expenses
Same Store	5,030	5,069	(39)	-0.8%
Non-Same Store	4,800	1,524	3,276	215.0%
Total property expenses	9,830	6,593	3,237	49.1%

Same Store NOI	8,278	7,463	815	10.9%
Non-Same Store NOI	7,031	2,578	4,453	172.7%
Total NOI(1)	$15,309	$10,041	$5,268	52.5%

(1) See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Same store NOI for the three months ended March 31, 2017 increased by 10.9% to $8.3 million from $7.5 million for the 2016 period. There was a 6.2% increase in same store property revenues as compared to the 2016 period, primarily attributable to a 4.7% increase in average rental rates, an 80 basis point increase in average occupancy, and the acquisition of 12 additional units at our Lansbrook property.  Same store expenses for the three months ended March 31, 2017 decreased slightly to $5.0 million from $5.1 million for the 2016 period due to lower real estate taxes in 2017.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during 2016 and 2017; the 2017 non-same store property count was 13 compared to 3 properties for the 2016 period.  The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

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

However, NOI should only be used as an alternative measure of our financial performance. The following table reflects net loss attributable to common stockholders together with a reconciliation to NOI and to same store and non-same store contributions to consolidated NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net loss attributable to common stockholders	$(4,990)	$(4,135)
Add pro-rata share:
Depreciation and amortization	9,802	6,470
Amortization of non-cash interest expense	474	83
Management fees	2,737	1,197
Acquisition and pursuit costs	3,006	1,147
Corporate operating expenses	1,433	1,269
Management internalization process expense	475	-
Preferred dividends	5,786	1,461
Preferred stock accretion	333	123
Less pro-rata share:
Preferred returns and equity in income of unconsolidated real estate joint ventures	2,543	2,730
Interest income from related parties	1,506	-
Gain on sale of real estate assets	7,397	-
Pro-rata share of properties' income	7,610	4,885
Add:
Noncontrolling interest pro-rata share of property income	1,246	1,015
Total property income	8,856	5,900
Add:
Interest expense, net	6,453	4,141
Net operating income	15,309	10,041
Less:
Non-same store net operating income	7,031	2,578
Same store net operating income	$8,278	$7,463

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

We believe the properties underlying its real estate investments are performing well. We had a portfolio-wide debt service coverage ratio of 2.12x and occupancy of 95%, exclusive of our development properties, at March 31, 2017.

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

  We believe we will be able to meet our primary liquidity requirements going forward through:

•	$110.0 million in cash available at March 31, 2017;

•	cash generated from operating activities; and

•

proceeds from future borrowings and potential offerings, including potential offerings of common and preferred stock through underwritten offerings, our continuous Series B Preferred Stock Offering and our ATM programs, as well as issuances of units of limited partnership interest in our Operating Partnership, or OP Units.

Our primary long-term liquidity requirements relate to (a) costs for additional apartment community investments; (b) repayment of long-term debt; (c) capital expenditures; and (d) cash redemption requirements related to our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock.

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

We intend to continue to use prudent amounts of leverage in making our investments, which we define as having total indebtedness of approximately 65% of the fair market value of the properties in which we have invested as determined by our Manager. For purposes of calculating our leverage, we assume full consolidation of all our real estate investments, whether or not they would be consolidated under GAAP, include assets we have classified as held for sale, and include any joint venture level indebtedness in our total indebtedness. However, we are not subject to any limitations on the amount of leverage we may use, and accordingly, the amount of leverage we use may be significantly less or greater than we currently anticipate. We expect our leverage to decline commensurately as we execute our business plan to grow our net asset value.

If we are unable to obtain financing on favorable terms or at all, we would likely need to curtail our investment activities, including acquisitions and improvements to and developments of, real properties, which could limit our growth prospects. This, in turn, could reduce cash available for distribution to our stockholders and may hinder our ability to raise capital by issuing more securities or borrowing more money. We also may be forced to dispose of assets at inopportune times in order to maintain our REIT qualification and Investment Company Act exemption.

We expect to maintain a distribution paid to our Series A Preferred Stock, our Series B Preferred Stock, our Series C Preferred Stock and our Series D Preferred Stock in accordance with the terms of those securities which require monthly or quarterly dividends depending on the series. The board of directors will review the distribution rate quarterly, and there can be no assurance that the current distribution level will be maintained. In addition, the Company expects to maintain a distribution paid on a monthly basis to all of our Class A common stockholders at a quarterly rate of $0.29 per share. To the extent the Company continues to pay distributions at this rate, the Company expects to substantially use cash flows from operations to fund distribution payments. The Board will review the distribution rate quarterly, and there can be no assurance that the current distribution level will be maintained. While our policy is generally to pay distributions from cash flow from operations, our distributions through March 31, 2017 have been paid from cash flow from operations, proceeds from our continuous registered public offering, proceeds from the IPO and Follow-On Offerings, and sales of assets, and may in the future be paid from additional sources, such as from borrowings.

We have announced that we have begun the process of internalizing the external management functions that are currently provided to us by our Manager. The board of directors appointed a special committee (the “Special Committee”), comprised solely of independent directors of our board of directors to pursue the internalization. The Special Committee has engaged independent legal and financial advisors to assist the Special Committee in connection with the internalization transaction. The Compensation Committee of our board of directors has also engaged an independent compensation consulting firm to provide a market-based compensation study with respect to key REIT executives and directors of internalized REITs. As of May 8, 2017, negotiations are continuing with respect to the internalization, but no definitive agreements have been entered into. We currently anticipate consummating the internalization transaction in the third quarter of 2017, although we are providing no assurances that the internalization transaction will be completed on the timeframe we currently anticipate or at all. If we internalize management, we expect the structure of our corporate level general and administrative expenses will change substantially, which may include changes to the nature and amount of these costs. However, estimates cannot be provided at this time.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of March 31, 2017, we own interests in nine joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

Cash Flows from Operating Activities

As of March 31, 2017, we owned indirect equity interests in thirty-two real estate properties (twenty-two operating properties and ten development properties), twenty-three of which are consolidated for reporting purposes.  During the three months ended March 31, 2017, net cash provided by operating activities was $9.7 million.  After the net income of $9.9 million was reduced for $5.1 million of non-cash items, net cash provided by operating activities consisted of the following:

•	Distributions from unconsolidated joint ventures of $2.6 million;

•	Increase in accounts payable and accrued liabilities of $1.2 million;

•	Increase in payables due to affiliates of $0.5 million;

•	and $0.6 million decrease accounts receivable, prepaid expenses and other assets.

Cash Flows from Investing Activities

During the three months ended March 31, 2017, net cash used in investing activities was $111.9 million, primarily due to the following:

•	$116.6 million used in acquiring consolidated real estate investments;

•	$36.1 million used in acquiring investments in unconsolidated joint ventures and notes receivable;

•	$10.2 million used on capital expenditures;

•	Partially offset by proceeds of sale of real estate assets of $28.6 million; and

•	$22.4 million decrease in restricted cash.

Cash Flows from Financing Activities

During the three months ended March 31, 2017, net cash provided by financing activities was $130.1 million, primarily due to the following:

•	net borrowings of $81.6 million on mortgages payable;

•	net proceeds of $57.3 million from issuance of common stock;

•	net proceeds of $20.9 million from issuance of Series B preferred units;

•	$0.1 million of contributions from noncontrolling interests;

•	partially offset by $15.7 million in distributions paid to our noncontrolling interests;

•	$7.1 million paid in cash distributions paid to common stockholders;

•	$5.6 million paid in cash distributions paid to preferred stockholders;

•	$0.7 million increase in deferred financing costs; and

•	$0.7 million of repayments of our mortgages payable.

Capital Expenditures

The following table summarizes our total capital expenditures for the three months ended March 31, 2017 and 2016 (amounts in thousands):

	For the three months ended March 31,
	2017	2016
New development	$5,702	$—
Redevelopment/renovations	3,910	427
Routine capital expenditures	626	461
Total capital expenditures	$10,238	$888

We define redevelopment and renovation costs as non-recurring capital expenditures for significant projects that upgrade units or common areas and projects that are revenue enhancing for the three months ended March 31, 2017. We define routine capital expenditures as capital expenditures that are incurred at every property and exclude development, investment, revenue enhancing and non-recurring capital expenditures.

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

In addition to FFO, we use adjusted funds from operations attributable to common stockholders (“AFFO”). AFFO is a computation made by analysts and investors to measure a real estate company's operating performance by removing the effect of items that do not reflect ongoing property operations. In computing AFFO, we further adjust FFO by adding back certain items that are not added to net income in NAREIT's definition of FFO, such as acquisition and pursuit costs, equity based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of our properties, and subtracting recurring capital expenditures (and when calculating the quarterly incentive fee payable to our Manager only, we further adjust FFO to include any realized gains or losses on our real estate investments).

During the three months ended March 31, 2017, we incurred $3.2 million of acquisition and pursuit expense and $0.7 million of disposition expense, of which $3.0 million was our pro rata share of the expense. We incurred $1.2 million of acquisition and pursuit expense and no disposition expense during the three months ended March 31, 2016, of which $1.1 million was our pro-rata share of expense. The Company adopted ASU 2017-01 which resulted in the capitalization of costs incurred in asset acquisitions purchased after the effective date of January 1, 2017.

Our calculation of AFFO differs from the methodology used for calculating AFFO by certain other REITs and, accordingly, our AFFO may not be comparable to AFFO reported by other REITs. Our management utilizes FFO and AFFO as measures of our operating performance after adjustment for certain non-cash items, such as depreciation and amortization expenses, and acquisition and pursuit costs that are required by GAAP to be expensed but may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Furthermore, although FFO, AFFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we also believe that FFO and AFFO may provide us and our stockholders with an additional useful measure to compare our financial performance to certain other REITs. We also use AFFO for purposes of determining the quarterly incentive fee, if any, payable to our Manager.

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

We have acquired interests in eight additional operating properties and one investment accounted for on the equity method of accounting and sold three properties subsequent to March 31, 2016. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

The table below presents our calculation of FFO and AFFO for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Net (loss) income attributable to common stockholders	$(4,990)	$(4,135)
Common stockholders pro-rata share of:
Real estate depreciation and amortization(1)	9,802	6,470
Gain on sale of real estate assets	(7,397)	—
FFO Attributable to Common Stockholders	$(2,585)	$2,335
Common stockholders pro-rata share of:
Amortization of non-cash interest expense	474	83
Acquisition and pursuit costs	3,006	1,147
Normally recurring capital expenditures(2)	(291)	(208)
Management internalization process	475	—
Preferred stock accretion	333	123
Non-cash equity compensation	3,165	1,818
AFFO Attributable to Common Stockholders	$4,577	$5,298
FFO Attributable to Common Stockholders per share	$(0.10)	$0.11
AFFO Attributable to Common Stockholders per share	$0.18	$0.26
Weighted average common shares outstanding	24,990,282	20,534,974

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2017 (in thousands) which consisted of mortgage notes secured by our properties. At March 31, 2017, our estimated future required payments on these obligations were:

		Remainder of
	Total	2017	2018-2019	2020-2021	Thereafter
Mortgages Payable (Principal)	$755,681	$1,721	$8,624	$39,300	$706,036
Estimated Interest Payments on Mortgage Notes Payable, Unsecured Term Loans and Senior Unsecured Notes	184,705	20,793	55,303	53,127	55,482
Total	$940,386	$22,514	$63,927	$92,427	$761,518

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid
Class A common stock
October 4, 2016	December 23, 2016	$0.096667	January 5, 2017
January 6, 2017	January 25, 2017	$0.096666	February 3, 2017
January 6, 2017	February 24, 2017	$0.096667	March 3, 2017
January 6, 2017	March 24, 2017	$0.096667	April 5, 2017
Series A Preferred Stock
December 9, 2016	December 23, 2016	$0.515625	January 5, 2017
March 10, 2017	March 24, 2017	$0.515625	April 5, 2017
Series B Preferred Stock
October 4, 2016	December 23, 2016	$5.00	January 5, 2017
January 6, 2017	January 25, 2017	$5.00	February 3, 2017
January 6, 2017	February 24, 2017	$5.00	March 3, 2017
January 6, 2017	March 24, 2017	$5.00	April 5, 2017
Series C Preferred Stock
December 9, 2016	December 23, 2016	$0.4765625	January 5, 2017
March 10, 2017	March 24, 2017	$0.4765625	April 5, 2017
Series D Preferred Stock
December 9, 2016	December 23, 2016	$0.3859	January 5, 2017
March 10, 2017	March 24, 2017	$0.4453125	April 5, 2017

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

Distributions paid for the three months ended March 31, 2017 and 2016, respectively, were funded from cash provided by operating activities except with respect to $4.0 million for the three months ended March 31, 2017, which was funded from sales of real estate, borrowings, and/or proceeds from our equity offerings.

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash provided by operating activities	$9,723	$8,346

Cash distributions to preferred shareholders	$(5,552)	$(1,153)
Cash distributions to common shareholders	(7,130)	(6,030)
Cash distributions to noncontrolling interests, excluding $14.7 million from sale of real estate investments	(1,017)	(504)
Total distributions	(13,699)	(7,687)

(Shortfall) excess	$(3,976)	$659

Proceeds from sale of joint venture interests	$-	$-
Proceeds from sale of unconsolidated real estate joint venture interests	$-	$-
Proceeds from sale of real estate investments, net of noncontrolling distribution of $14.7 million	$13,916	$-

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to the interim Consolidated Financial Statements.

Subsequent Events

Other than the items disclosed in Note 13, “Subsequent Events” to our interim Consolidated Financial Statements for the period ended March 31, 2017, no material events have occurred that required recognition or disclosure in these financial statements.  See Note 13 to our interim Consolidated Financial Statements for discussion.

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

($ in thousands)

	2017	2018	2019	2020	2021	Thereafter	Total
Mortgage Notes Payable	$1,721	$2,800	$5,824	$28,141	$11,159	$706,036	$755,681
Average Interest Rate	4.68%	4.50%	4.05%	3.54%	3.76%	3.64%	3.64%

The fair value (in thousands) is estimated at $756.3 million for mortgages payable as of March 31, 2017.

The table above incorporates those exposures that exist as of March 31, 2017; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

As of March 31, 2017, a 100 basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $799,000 or decrease by $785,000, respectively, for the quarter ended March 31, 2017. The difference between the interest expense amounts related to an increase or decrease in our floating rate is because LIBOR was approximately 0.98% at March 31, 2017, therefore we have limited the estimate of how much the interest costs may decrease as we use a floor of 0% for LIBOR.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Accounting Officer, evaluated, as of March 31, 2017, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Other than the following, there have been no material changes to our potential risks and uncertainties presented in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the twelve months ended December 31, 2016 filed with the SEC on February 22, 2017.

Your interests could be diluted by the incurrence of additional debt, the issuance of additional shares of preferred stock, including additional shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock (together the “Preferred Stock”) and by other transactions.

As of March 31, 2017, our total long term indebtedness was approximately $755.7 million, and we may incur significant additional debt in the future. The Preferred Stock is subordinate to all of our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. Our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and as of the date of this filing, we have issued 5,721,460 shares of Series A Preferred Stock (146,460 of which have been issued in the Series A ATM Offering), 60,326 shares of Series B Preferred Stock, 2,323,750 shares of Series C Preferred Stock and 2,850,602 shares of Series D Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Preferred Stock would dilute the interests of the holders of shares of Preferred Stock, and any issuance of preferred stock senior to the Preferred Stock or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Preferred Stock. We may issue preferred stock on parity with the Preferred Stock without the consent of the holders of the Preferred Stock. Other than the Asset Coverage Ratio, our letter agreement with Cetera Financial Group, Inc. pertaining to our Series B Preferred Stock that requires us to maintain a preferred dividend coverage ratio and the right of holders to cause us to redeem the Series A Preferred Stock and Series C Preferred Stock upon a Change of Control/Delisting, none of the provisions relating to the Preferred Stock relate to or limit our indebtedness or afford the holders of shares of Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of shares of Preferred Stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

4.1	Letter Agreement, by and between Bluerock Residential Growth REIT, Inc. and Cetera Financial Group, Inc., dated as of February 6, 2017, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 8, 2016

10.1	Second Amended and Restated Limited Liability Company Agreement of BR Morehead JV Member, LLC by and between BRG Morehead, LLC and Bluerock Special Opportunity + Income Fund II, LLC, dated as of January 5, 2017, incorporated by reference to Exhibit 10.450 the Company’s Annual Report on Form 10-K for the period ending December 31, 2016

10.2	Limited Liability Company Agreement of BRG Henderson Beach, LLC by Bluerock Residential Holdings, L.P., dated as of January 7, 2016, incorporated by reference to Exhibit 10.452 the Company’s Annual Report on Form 10-K for the period ending December 31, 2016

10.3	First Amendment to Limited Liability Company Agreement of BR Vickers Roswell JV Member, LLC by and between BRG Vickers Roswell, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated as of February 15, 2017, incorporated by reference to Exhibit 10.453 the Company’s Annual Report on Form 10-K for the period ending December 31, 2016

10.4	First Amendment to Limited Liability Company Agreement of BR Flagler JV Member, LLC by and between BRG Flagler Village, LLC and Bluerock Special Opportunity + Income Fund II, LLC, dated as of February 15, 2017, incorporated by reference to Exhibit 10.454 the Company’s Annual Report on Form 10-K for the period ending December 31, 2016

10.5	First Amendment to Amended and Restated Limited Liability Company Agreement of BR Perimeter JV Member, LLC by and between BRG Perimeter, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated as of February 15, 2017, incorporated by reference to Exhibit 10.455 the Company’s Annual Report on Form 10-K for the period ending December 31, 2016

10.6	First Amendment to Amended and Restated Limited Liability Company Agreement of BR Boca JV Member, LLC by and between BRG Boca, LLC and Bluerock Special Opportunity + Income Fund II, LLC, dated as of February 15, 2017, incorporated by reference to Exhibit 10.456 the Company’s Annual Report on Form 10-K for the period ending December 31, 2016

10.7	Limited Liability Company Agreement of CWS 2017 Portfolio JV, LLC by and among CWS Portfolio Member, CWS 2017 Portfolio, LLC and CWS 2017 Portfolio PM, LLC, dated as of March 22, 2017

10.8	Agreement of Purchase and Sale by and among BRE MF Crown Ridge LLC, BRE MF Canyon Springs LLC, BRE MF Cascades I LLC, BRE MF Cascades II LLC, BRE MF TPC LLC and CWS Apartment Homes LLC, dated as of March 15, 2017

10.9	First Amendment to Agreement of Purchase and Sale by and among BRE MF Crown Ridge LLC, BRE MF Canyon Springs LLC, BRE MF Cascades I LLC, BRE MF Cascades II LLC, BRE MF TPC LLC and CWS Apartment Homes LLC, dated as of March 20, 2017

10.10	Assignment of Agreement of Purchase and Sale by and between CWS Apartment Homes LLC and CWS 2017 Portfolio JV, LLC, dated as of March 22, 2017

23.1	Consent of BDO USA, LLP, incorporated by reference to Exhibit 23.1 to the Company’s Current Report on Form 8-K filed on February 13, 2017

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Press Release, dated January 11, 2017, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on January 13, 2017

99.2	Consent of Duff & Phelps, LLC, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 8, 2017

99.3	Press Release, dated February 16, 2017, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 16, 2017

99.4	Supplemental Financial Information, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 16, 2017

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

DATE:	May 8, 2017	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer and President
(Principal Executive Officer)

DATE:	May 8, 2017	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Accounting Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)

