Form 10-Q
period 2017-06-30
Bluerock Residential Growth REIT, Inc.
filed 2017-08-09
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☒
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Number of shares outstanding of the registrant’s

classes of common stock, as of August 4, 2017:

Class A Common Stock: 24,192,283 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-Q

June 30, 2017

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	June 30, 2017	December 31, 2016
ASSETS
Net Real Estate Investments
Land	$147,562	$142,274
Buildings and improvements	930,471	848,445
Furniture, fixtures and equipment	29,148	27,617
Construction in progress	24,890	10,878
Total Gross Real Estate Investments	1,132,071	1,029,214
Accumulated depreciation	(35,269)	(42,137)
Total Net Real Estate Investments	1,096,802	987,077
Cash and cash equivalents	139,292	82,047
Restricted cash	41,048	45,402
Notes and accrued interest receivable from related parties	56,849	21,267
Due from affiliates	1,240	948
Accounts receivable, prepaid and other assets	6,193	8,610
Preferred equity investments and investments in unconsolidated real estate joint ventures	94,184	91,132
In-place lease intangible assets, net	5,175	4,839
Total Assets	$1,440,783	$1,241,322

LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
Mortgages payable	$775,591	$710,575
Accounts payable	3,416	1,669
Other accrued liabilities	19,006	13,431
Due to affiliates	6,831	2,409
Distributions payable	8,326	7,328
Total Liabilities	813,170	735,412
8.250% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 10,875,000 shares authorized, and 5,721,460 issued and outstanding as of June 30, 2017 and December 31, 2016	138,605	138,316
Series B Redeemable Preferred Stock, liquidation preference $1,000 per share, 150,000 shares authorized, 95,552 and 21,482 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	84,058	18,938
7.6250% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized, 2,323,750 issued and outstanding as of June 30, 2017 and December 31, 2016	56,202	56,095
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 230,975,000 shares authorized; none issued and outstanding	—	—
7.125% Series D Cumulative Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized, 2,850,602 issued and outstanding as of June 30, 2017 and December 31, 2016	68,710	68,760
Common stock - Class A, $0.01 par value, 747,586,185 shares authorized; 24,191,951 and 19,567,506 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	242	196
Additional paid-in-capital	321,948	257,403
Distributions in excess of cumulative earnings	(87,130)	(84,631)
Total Stockholders’ Equity	303,770	241,728
Noncontrolling Interests
Operating partnership units	2,017	2,216
Partially owned properties	42,961	48,617
Total Noncontrolling Interests	44,978	50,833
Total Equity	348,748	292,561
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$1,440,783	$1,241,322

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Net rental income	$23,615	$17,513	$47,482	$33,441
Other property revenues	1,336	886	2,608	1,592
Interest income from related parties	2,097	—	3,620	—
Total revenues	27,048	18,399	53,710	35,033
Expenses
Property operating	10,646	7,389	20,476	13,982
General and administrative	1,696	1,704	3,146	2,978
Management fees	6,163	1,415	8,931	2,629
Acquisition and pursuit costs	18	249	3,200	1,457
Management internalization	340	—	820	—
Depreciation and amortization	10,387	7,789	21,331	15,298
Total expenses	29,250	18,546	57,904	36,344
Operating loss	(2,202)	(147)	(4,194)	(1,311)
Other income (expense)
Other income	17	—	17	—
Preferred returns and equity in income of unconsolidated real estate joint ventures	2,605	2,775	5,177	5,543
Gain on sale of real estate investments	33,574	—	50,040	—
Gain on sale of real estate joint venture interest	10,238	—	10,238	—
Loss on early extinguishment of debt	(1,639)	—	(1,639)	—
Interest expense, net	(7,825)	(4,589)	(14,943)	(8,817)
Total other income (expense)	36,970	(1,814)	48,890	(3,274)

Net income (loss)	34,768	(1,961)	44,696	(4,585)
Preferred stock dividends	(6,381)	(2,968)	(12,233)	(4,451)
Preferred stock accretion	(647)	(168)	(984)	(293)
Net income (loss) attributable to noncontrolling interests
Operating partnership units	186	(75)	129	(136)
Partially-owned properties	9,985	21	18,771	(14)
Net income (loss) attributable to noncontrolling interests	10,171	(54)	18,900	(150)
Net income (loss) attributable to common stockholders	$17,569	$(5,043)	$12,579	$(9,179)

Net income (loss) per common share - Basic	$0.67	$(0.24)	$0.49	$(0.45)

Net income (loss) per common share – Diluted	$0.67	$(0.24)	$0.49	$(0.45)

Weighted average basic common shares outstanding	26,075,911	20,686,652	25,535,178	20,604,124
Weighted average diluted common shares outstanding	26,076,572	20,686,652	25,535,839	20,604,124

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE SIX MONTHS ENDED JUNE 30, 2017

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Series D Preferred Stock
	Number of Shares	Par Value	Number of Shares	Value	Additional Paid- in Capital	Cumulative Distributions	Net income (loss) to Common Stockholders	Noncontrolling Interests	Total Equity
Balance, January 1, 2017	19,567,506	$196	2,850,602	$68,760	$257,403	$(70,807)	$(13,824)	$50,833	$292,561

Issuance of Class A common stock, net	4,602,078	46	-	-	57,300	-	-	-	57,346
Issuance costs for Series D preferred stock, net	-	-	-	(50)	-	-	-	-	(50)
Vesting of restricted stock compensation	-	-	-	-	8	-	-	-	8
Issuance of LTIP Units for director compensation	-	-	-	-	100	-	-	-	100
Issuance of LTIP Units for compensation	-	-	-	-	1,081	-	-	-	1,081
Issuance of Long-Term Incentive Plan ("LTIP") units	-	-	-	-	4,783	-	-	-	4,783
Series B warrants	-	-	-	-	1,106	-	-	-	1,106
Contributions from noncontrolling interests, nets	-	-	-	-	-	-	-	7,184	7,184
Distributions declared	-	-	-	-	-	(15,078)	-	(161)	(15,239)
Series A Preferred Stock distributions declared	-	-	-	-	-	(5,900)	-	-	(5,900)
Series A Preferred Stock accretion	-	-	-	-	-	(289)	-	-	(289)
Series B Preferred Stock distributions declared	-	-	-	-	-	(1,579)	-	-	(1,579)
Series B Preferred Stock accretion	-	-	-	-	-	(588)	-	-	(588)
Series C Preferred Stock distributions declared	-	-	-	-	-	(2,215)	-	-	(2,215)
Series C Preferred Stock accretion	-	-	-	-	-	(107)	-	-	(107)
Series D Preferred Stock distributions declared	-	-	-	-	-	(2,539)	-	-	(2,539)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(22,642)	(22,642)
Conversion of operating partnership units to Class A Common Stock	22,367	-	-	-	167	-	-	(167)	-
Noncontrolling interest related to sale of Fox Hill								(136)	(136)
Deconsolidation of MDA Apartments								(8,833)	(8,833)
Net income	-	-	-	-	-	-	25,796	18,900	44,696

Balance, June 30, 2017	24,191,951	$242	2,850,602	$68,710	$321,948	$(99,102)	$11,972	$44,978	$348,748

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands, except share and per share amounts)

	Six Months Ended
	June 30,
	2017	2016

Cash flows from operating activities
Net income (loss)	$44,696	$(4,585)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,920	15,698
Amortization of fair value adjustments	(142)	(240)
Preferred returns and equity in income of unconsolidated real estate joint ventures	(5,177)	(5,543)
Gain on sale of real estate assets	(50,040)	-
Gain on sale of real estate joint venture interest	(10,238)	-
Distributions of income and preferred returns from preferred equity investments and unconsolidated real estate joint ventures	4,889	5,438
Share-based compensation attributable to directors' stock compensation plan	108	202
Share-based compensation to Manager - LTIP Units	5,864	3,937
Changes in operating assets and liabilities:
Due (from) to affiliates, net	3,670	210
Accounts receivable, prepaid and other assets	2,369	(1,056)
Accounts payable and other accrued liabilities	8,323	4,217
Net cash provided by operating activities	27,242	18,278

Cash flows from investing activities:
Acquisitions of real estate investments	(161,860)	(103,894)
Capital expenditures	(22,463)	(2,205)
Investment in notes receivable from related parties	(20,395)	-
Proceeds from sale of real estate assets	71,945	-
Proceeds from sale of real estate joint venture interest	17,603	-
Deconsolidation of interest in MDA Apartments	(16)	-
Purchase of interests from noncontrolling interests	(344)	-
Investment in unconsolidated real estate joint venture interests	(17,718)	(8,342)
Decrease in restricted cash	3,891	1,692
Net cash used in investing activities	(129,357)	(112,749)

Cash flows from financing activities:
Distributions to common stockholders	(14,758)	(12,111)
Distributions to noncontrolling interests	(22,642)	(1,186)
Distributions to preferred stockholders	(11,716)	(2,643)
Contributions from noncontrolling interests	7,184	1,677
Borrowings on mortgages payable	82,440	63,510
Repayments on mortgages payable	(1,201)	(1,142)
Payments of deferred financing fees	(2,881)	(1,733)
Net proceeds from issuance of common stock	57,346	25
Net proceeds from issuance of 8.250% Series A cumulative redeemable preferred stock	-	68,575
Net proceeds from issuance of Series B Redeemable Preferred Stock	64,532	1,627
Net proceeds from issuance of Warrants underlying the Series B Redeemable Preferred Stock	1,106	22
Net issuance costs from issuance of 7.125% Series D Cumulative Redeemable Preferred Stock	(50)	-
Net cash provided by financing activities	159,360	116,621

Net increase in cash and cash equivalents	$57,245	$22,150

Cash and cash equivalents at beginning of period	$82,047	$68,960

Cash and cash equivalents at end of period	$139,292	$91,110
Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$13,506	$8,327
Conversion of preferred equity investment to note receivable	$(14,435)	$-
Distributions payable – declared and unpaid	$8,326	$4,994
Mortgages assumed upon property acquisitions	$146,377	$39,054
Mortgages assumed by buyer upon sale of real estate assets	$(41,419)	$-
Reduction of assets from deconsolidation	$53,574	$-
Reduction of mortgages payable from deconsolidation	$36,854	$-
Reduction of other liabilities from deconsolidation	$1,002	$-
Reduction of noncontrolling interests from deconsolidation	$8,833	$-

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

As of June 30, 2017, the Company's portfolio consisted of interests in thirty-four properties (twenty-four operating properties and ten development properties). The Company’s thirty-four properties contain an aggregate of 10,041 units, comprised of 7,446 operating units and 2,595 units under development. As of June 30, 2017, these properties, exclusive of development properties, were approximately 95% occupied.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or the Operating Partnership’s wholly-owned subsidiaries, owns substantially all of the property interests acquired and investments made on the Company’s behalf. As of June 30, 2017, limited partners other than the Company owned approximately 8.53% of the Operating Partnership (1.04% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 7.49% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”)).

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

New Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, "Business Combinations; Clarifying the Definition of a Business" (“ASU 2017-01”). ASU 2017-01 modifies the requirements to meet the definition of a business under Accounting Standards Codification ("ASC") Topic 805, "Business Combinations." The amendments provide a screen to determine when a set of identifiable assets and liabilities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The impact is expected to result in fewer transactions being accounted for as business combinations. The Company believes that this amendment will result in most of its real estate acquisitions being accounted for as asset acquisitions rather than business combinations. ASU 2017-01 is effective for the Company for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The Company adopted this standard effective January 1, 2017. The impact to the Consolidated Financial Statements and related notes as a result of the adoption of this standard is primarily related to the difference in the accounting of acquisition costs. When accounting for these costs as a part of an asset acquisition, the Company is permitted to capitalize the costs.

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

In June 2016, the FASB updated ASC Topic 326 "Financial Instruments - Credit Losses" with 2016-13 “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-03”). ASU 2016-13 enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. ASU 2016-13 is effective for annual periods (including interim periods within those periods) beginning after December 15, 2019. The Company is currently evaluating the guidance and has not determined the impact this standard may have on the Company’s financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The updated standard is a new comprehensive revenue recognition model that requires revenue to be recognized in a manner that depicts the transfer of goods or services to a customer at an amount that reflects the consideration expected to be received in exchange for those goods or services. In August 2015, the FASB voted to approve the deferral of the effective date of ASU 2014-09 by one year. Therefore, ASU 2014-09 will become effective for the Company in the first quarter of the fiscal year ending December 31, 2018. Early adoption is permitted, but not earlier than the first quarter of the fiscal year ending December 31, 2017. The ASU allows for either full retrospective or modified retrospective adoption. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers” (Topic 606): Identifying Performance Obligations and Licensing, which adds guidance on identifying performance obligations within a contract. The Company has not selected a transition method. The Company’s revenue-producing contracts are primarily leases that are not within the scope of this standard. As a result, the Company does not expect the adoption of this standard to have a material impact the Company’s rental income. The Company is continuing to evaluate the impact on other revenue sources. However, the Company does expect additional disclosures that are required from the adoption of this standard.

Note 3 – Sale of Real Estate Asset and Abandonment of Development Project

Sale of Village Green Ann Arbor

On February 22, 2017, the Company closed on the sale of the Village Green Ann Arbor property, located in Ann Arbor, Michigan. The property was sold for approximately $71.4 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the Village Green Ann Arbor property in the amount of $41.4 million and payment of closing costs and fees of $1.3 million, the sale of the property generated net proceeds of approximately $28.6 million and a gain on sale of approximately $16.7 million, of which the Company’s pro rata share of proceeds was approximately $13.6 million and pro rata share of the gain was approximately $7.8 million.

Election to Abandon East San Marco Development

On November 24, 2015, the Company entered into a cost-sharing agreement to pursue the acquisition of a tract of real property located in Jacksonville, Florida for the development of a 266-unit, Class A multifamily apartment community with 44,276 square feet of retail space, or the East San Marco Property.  In 2017 the Company elected to abandon pursuit of the development of the East San Marco Property due to significant cost escalations arising from scope changes imposed on the project after the start and from both general and market specific labor and material inflation, which negatively impacted the risk and return profile of the project.  The Company recognized approximately $2.9 million of acquisition and pursuit costs during the six months ended June 30, 2017 based on its investment in a controlling equity position in the East San Marco Property prior to abandonment.

Sale of Lansbrook Village

On April 26, 2017, the Company closed on the sale of Lansbrook Village, located in Palm Harbor, Florida. The 90% owned property was sold for approximately $82.4 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for assumption of the existing mortgage indebtedness encumbering Lansbrook Village in the amount of $57.2 million and payment of closing costs and fees of $1.2 million, the sale of the property generated net proceeds of approximately $24.1 million and a gain on sale of approximately $22.8 million, of which the Company’s pro rata share of proceeds was approximately $19.1 million and pro rata share of the gain was approximately $16.1 million.

Sale of Fox Hill

On May 24, 2017, the Company closed on the sale of the Fox Hill property, located in Austin, Texas. The property was sold for approximately $46.5 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the Fox Hill property in the amount of $26.7 million, the payment of a prepayment penalty on the mortgage of $1.6 million and payment of closing costs and fees of $0.5 million, the sale of the property generated net proceeds of approximately $19.2 million and a gain on sale of approximately $10.7 million, of which the Company’s pro rata share of proceeds was approximately $16.4 million and pro rata share of the gain was approximately $10.3 million.

Sale of MDA Apartments

On June 30, 2017, the Company closed on the sale of its interest in MDA Apartments, located in Chicago, Illinois. The Company’s 35% interest in the property was sold for approximately $18.3 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payment of closing costs and fees of $0.7 million, the sale of the joint venture interest in the property generated net proceeds of approximately $17.6 million and gain on sale of $10.2 million, of which our pro rata share of proceeds was approximately $11.0 million and pro rata share of the gain was approximately $6.4 million.

Note 4 – Investments in Real Estate

As of June 30, 2017, the Company was invested in twenty-four operating real estate properties and ten development properties generally through joint ventures, including convertible preferred equity investments, and mezzanine loans. The following tables provide summary information regarding our operating and development investments, which are either consolidated or presented on the equity method of accounting.

Operating Properties

	Number of	Year	Ownership
Multifamily Community Name/Location	Units	Built/Renovated (1)	Interest
ARIUM at Palmer Ranch, Sarasota, FL	320	2016	95.0%
ARIUM Grandewood, Orlando, FL	306	2005	95.0%
ARIUM Gulfshore, Naples, FL	368	2016	95.0%
ARIUM Palms, Orlando, FL	252	2008	95.0%
ARIUM Pine Lakes, Port St. Lucie, FL	320	2003	85.0%
ARIUM Westside, Atlanta, GA	336	2008	90.0%
Ashton Reserve, Charlotte, NC	473	2015	100.0%
Enders Place at Baldwin Park, Orlando, FL	220	2003	89.5%
James on South First, formerly Legacy at Southpark, Austin, TX	250	2016	90.0%
Marquis at Crown Ridge, San Antonio, TX	352	2009	90.0%
Marquis at Stone Oak, San Antonio, TX	335	2007	90.0%
Marquis at The Cascades I, Tyler, TX	328	2007	90.0%
Marquis at The Cascades II, Tyler, TX	254	2009	90.0%
Marquis at TPC, San Antonio, TX	139	2008	90.0%
Nevadan, Atlanta, GA	480	1990	90.0%
Park & Kingston, Charlotte, NC	168	2015	96.0%
Preston View, Morrisville, NC	382	2000	91.8%
Roswell City Walk, Roswell, GA	320	2015	98.0%
Sorrel, Frisco, TX	352	2015	95.0%
Sovereign, Fort Worth, TX	322	2015	95.0%
The Brodie, Austin, TX	324	2001	92.5%
The Preserve at Henderson Beach, Destin, FL	340	2009	100.0%
Wesley Village, Charlotte, NC	301	2010	91.8%
Whetstone, Durham, NC	204	2015	(2)
Total	7,446

(1) Represents date of last significant renovation or year built if there were no renovations.

(2) Whetstone is currently a preferred equity investment providing a stated investment return.

Depreciation expense was $7.8 million and $5.8 million, and $15.6 million and $10.8 million, for the three and six months ended June 30, 2017 and 2016, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. In-place leases are amortized over the remaining term of the in-place leases, which is approximately six months. Amortization expense related to the in-place leases was $2.6 million and $2.0 million, and $5.7 million and $4.5 million, for the three and six months ended June 30, 2017 and 2016, respectively.

Development Properties

Multifamily Community Name/Location	Planned Number of Units	Actual / Anticipated Initial Occupancy	Anticipated Construction Completion

Alexan CityCentre, Houston, TX	340	2Q 2017	4Q 2017
Alexan Southside Place, Houston, TX	270	4Q 2017	2Q 2018
APOK Townhomes, Boca Raton, FL	90	3Q 2018	1Q 2019
Crescent Perimeter, Atlanta, GA	320	4Q 2018	2Q 2019
Domain, Garland, TX	299	4Q 2018	2Q 2019
Flagler Village, Fort Lauderdale, FL	384	3Q 2019	3Q 2020
Helios, Atlanta, GA	282	2Q 2017	4Q 2017
Lake Boone Trail, Raleigh, NC	245	1Q 2018	3Q 2018
Vickers Village, Roswell, GA	79	2Q 2018	3Q 2018
West Morehead, Charlotte, NC	286	4Q 2018	2Q 2019
Total	2,595

Note 5 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity during the six months ended June 30, 2017:

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

Acquisition of five-property Texas Portfolio (“Texas Portfolio”)

On June 9, 2017, the Company, through subsidiaries of its Operating Partnership, acquired a 90.0% interest in a portfolio of five apartment community properties containing 1,408-units, located in San Antonio and Tyler, Texas for approximately $188.9 million.  The purchase price for the five-property portfolio was funded, in part, with the assumption of five senior mortgage loans of a total of approximately $146.4 million secured individually by each of the portfolio properties. The properties are Marquis at Crown Ridge, Marquis at Stone Oak and Marquis at TPC located in San Antonio, Texas, and Marquis at The Cascades I and II located in Tyler, Texas.

Purchase Price Allocations

The acquisitions of Wesley Village, Preston View and the Texas Portfolio have been accounted for as asset acquisitions. The purchase prices were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition.

The following table summarizes the assets acquired and liabilities assumed at the acquisition date (amounts in thousands):

Purchase Price Allocation
Land	$30,615
Building	237,651
Building improvements	17,997
Land improvements	10,671
Furniture and fixtures	4,855
In-place leases	6,013
Other assets	666
Total assets acquired	$308,468
Mortgages assumed	$146,377
Total liabilities acquired	$146,377

The pro-forma information presented below represents the change in consolidated revenue and earnings as if the Company's acquisitions of Wesley Village, Preston View, the Texas Portfolio and 2016 acquisitions, had occurred on January 1, 2016 (amounts in thousands, except per share amounts).

	Six Months Ended June 30,			Six Months Ended June 30,
	2017			2016
	As Reported	Pro-Forma Adjustments	Pro-Forma	As Reported	Pro-Forma Adjustments	Pro-Forma

Revenues	$53,710	$10,283	$63,993	$35,033	$29,247	$64,280
Net income (loss)	$44,696	$(3,665)	$41,031	$(4,585)	$(17,102)	$(21,687)
Net income (loss) attributable to common stockholders	$12,579	$(3,362)	$9,217	$(9,179)	$(15,674)	$(24,853)

Income (loss) per share, basic and diluted (1)	$0.49		$0.36	$(0.45)		$(1.21)

(1) Pro-forma earnings (loss) per share, both basic and diluted, are calculated based on the net earnings (loss) attributable to the Company.

Aggregate property level revenues and net loss for 2017 acquisitions of Wesley Village, Preston View and the Texas Portfolio, since the properties’ respective acquisition dates, that are reflected in the Company’s consolidated statement of operations for the six months ended June 30, 2017 amounted to $4.4 million and $0.09 million, respectively.

Note 6 – Notes and Interest Receivable due from Related Party

Following is a summary of the Notes and interest receivable due from related parties as of June 30, 2017 and December 31, 2016 (amounts in thousands):

Property	June 30, 2017	December 31, 2016

APOK Townhomes	$11,360	$—
Domain	20,528	—
West Morehead	24,961	21,267
Total	$56,849	$21,267

The interest income from related parties for the three and six months ended June 30, 2017 and 2016 are summarized below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Property	2017	2016	2017	2016
APOK Townhomes	$420	$—	$807	$—
Domain	758	—	992	—
West Morehead	919	—	1,821	—
Interest income from related parties	$2,097	$—	$3,620	$—

West Morehead Mezzanine Financing

On December 29, 2016, the Company, through BRG Morehead NC, LLC, or BRG Morehead NC, an indirect subsidiary, provided a $21.3 million mezzanine loan, or the BRG West Morehead Mezz Loan, to BR Morehead JV Member, LLC, an affiliate of the Manager, or BR Morehead JV Member. The BRG West Morehead Mezz Loan is secured by BR Morehead JV Member’s approximate 95.0% interest in a multi-tiered joint venture along with Bluerock Special Opportunity + Income Fund II, (“Fund II”), an affiliate of the Manager, and an affiliate of ArchCo Residential, or the West Morehead JV, which intends to develop an approximately 286-unit Class A apartment community located in Charlotte, North Carolina to be known as West Morehead. The BRG West Morehead Mezz Loan matures on the earlier of January 5, 2020, or the maturity date of the West Morehead Construction Loan, as defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG West Morehead Mezz Loan can be prepaid without penalty. The Company has the right to exercise an option to purchase, at the greater of a 25 basis point discount to fair market value or 15% internal rate of return for Fund II, up to a 100% common membership interest in BR Morehead JV Member (the mezzanine borrower), which is 99.5% owned by Fund II and which currently holds an approximate 95.0% interest in the West Morehead JV and in the West Morehead property, subject to certain promote rights of our unaffiliated development partner.

On January 5, 2017, the Company increased the amount of the BRG West Morehead Mezz Loan to approximately $24.6 million.

In conjunction with the West Morehead development, on December 29, 2016, the West Morehead property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $34.5 million construction loan with an unaffiliated party, or the West Morehead Construction Loan, of which $0.01 million is outstanding at June 30, 2017, and which is secured by the West Morehead property. The West Morehead Construction Loan matures on December 29, 2019, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The West Morehead Construction Loan bears interest on a floating basis on the amount drawn based on LIBOR plus 3.75%, subject to a minimum of 4.25%. Regular monthly payments are interest-only until September 2019, with further payments based on twenty-five-year amortization. The West Morehead Construction Loan can be prepaid without penalty.

In addition, on December 29, 2016, the West Morehead property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $7.3 million mezzanine loan with an unaffiliated party, of which $0.4 million is outstanding at June 30, 2017, and which is secured by membership interest in the joint venture developing the West Morehead property. The loan matures on December 29, 2019, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio, extension of the West Morehead Construction Loan and payment of an extension fee. The loan bears interest on a fixed rate of 11.5%. Regular monthly payments are interest-only. The loan can be prepaid prior to maturity provided the lender receives a cumulative return of 30% of its loan amount including all principal and interest paid.

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

In conjunction with the APOK Townhomes development, on December 29, 2016, the APOK Townhomes property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $18.7 million construction loan with an unaffiliated party, the Boca Construction Loan, of which $2.7 million is outstanding at June 30, 2017, which is secured by the APOK Townhomes property. The loan matures on June 29, 2019, and contains two one-year extension option, subject to certain conditions including a debt service coverage, stabilized occupancy and payment of an extension fee. The loan requires interest-only payments at prime plus 0.625%, subject to a floor of 4.125%. The loan can be prepaid without penalty.

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

In conjunction with the Domain 1 development, on March 3, 2017, the Domain 1 property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $30.3 million construction loan with an unaffiliated party, or the Domain 1 Construction Loan, of which none is outstanding at June 30, 2017, and which is secured by the Domain 1 property. The Domain 1 Construction Loan matures on March 3, 2020, and contains two one-year extension options, subject to certain conditions including construction completion, a debt service coverage, loan to value ratio and payment of an extension fee. The Domain 1 Construction Loan bears interest on a floating basis on the amount drawn based on LIBOR plus 3.25%. Regular monthly payments are interest-only until March 2020, with further payments based on thirty-year amortization. The Domain 1 Construction Loan can be prepaid without penalty.

In addition, on March 3, 2017, the Domain 1 property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $6.4 million mezzanine loan with an unaffiliated party, of which $1.4 million is outstanding at June 30, 2017, and which is secured by membership interest in the joint venture developing the Domain 1 property. The loan matures on March 3, 2020, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio, extension of the Domain 1 Construction Loan and payment of an extension fee. The loan bears interest on a fixed rate of 12.5%, with 9.5% paid currently. Regular monthly payments are interest-only. The loan can be prepaid prior to maturity provided the lender receives a minimum profit and 1% exit fee.

Note 7 – Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

Following is a summary of the Company’s ownership interests in the investments reported under the equity method of accounting. The carrying amount of the Company’s investments in unconsolidated real estate joint ventures as of June 30, 2017 and December 31, 2016 is summarized in the table below (amounts in thousands):

Property	June 30, 2017	December 31, 2016

Alexan CityCentre	$9,258	$7,733
Alexan Southside Place	19,015	17,322
APOK Townhomes	7	7,569
Domain	12	5,249
Flagler Village	24,656	14,035
Helios	16,360	16,360
Lake Boone Trail	11,930	9,919
West Morehead	14	13
Whetstone	12,932	12,932
Total	$94,184	$91,132

As of June 30, 2017, the Company had outstanding equity investments in nine multi-tiered joint ventures, each of which were created to develop a multifamily property. In each case, a wholly-owned subsidiary of the Operating Partnership made a preferred investment in a joint venture, except Flagler Village, Domain, West Morehead and APOK Townhomes, which are common interests, and West Morehead, APOK Townhomes and Domain, which are primarily mezzanine loan investments as discussed in Note 6. The common interests in these joint ventures, as well as preferred interests in some cases, are owned by affiliates of the Manager. In each case, the Company’s preferred investment in the joint venture generates a preferred return of 15% on its outstanding capital contributions and the Company is not allocated any of the income or loss. The joint venture is the controlling member in an entity whose purpose is to develop a multifamily property. Each joint venture in which the Company owns a preferred interest is required to redeem the Company’s preferred membership interests plus any accrued but unpaid preferred return on the earlier of the date which is six months following the maturity of the related development’s construction loan, or any earlier acceleration or due date. Additionally, the Company has the right, in its sole discretion, to convert its preferred membership interest in each joint venture into a common membership interest for a period of six months from the date upon which 70% of the units in the related development have been leased.

The following provides additional information regarding the Company’s preferred equity and investments as of June 30, 2017:

The preferred returns and equity in income of the Company’s unconsolidated real estate joint ventures for the three and six months ended June 30, 2017 and 2016 are summarized below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Property	2017	2016	2017	2016
Alexan CityCentre	$325	$253	$626	$496
Alexan Southside Place	733	648	1,373	1,296
Domain	—	140	141	277
EOS	—	134	(22)	272
Flagler Village	(2)	2	(4)	(1)
Helios	612	612	1,217	1,224
Lake Boone Trail	446	371	867	742
West Morehead	—	131	—	294
Whetstone	491	484	979	943

Preferred returns and equity in income of unconsolidated joint venture	$2,605	$2,775	$5,177	$5,543

Summary combined financial information for the Company’s investments in unconsolidated real estate joint ventures as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016, is as follows:

	June 30, 2017	December 31, 2016
Balance Sheets:
Real estate, net of depreciation	$273,832	$197,742
Other assets	39,642	33,814
Total assets	$313,474	$231,556

Mortgages payable	$173,603	$97,598
Other liabilities	22,555	13,191
Total liabilities	$196,158	$110,789
Members’ equity	117,316	120,767
Total liabilities and members’ equity	$313,474	$231,556

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Operating Statement:
Rental revenues	$784	$1,469	$1,543	$2,614
Operating expenses	(915)	(807)	(1,361)	(1,539)
(Loss) income before debt service, acquisition costs, and depreciation and amortization	(131)	662	182	1,075
Interest expense, net	(554)	(331)	(4,471)	(655)
Acquisition costs	-	(1)	-	(1)
Depreciation and amortization	(630)	(767)	(983)	(1,526)
Operating (loss)	(1,315)	(437)	(5,272)	(1,107)
Net loss	$(1,315)	$(437)	$(5,272)	$(1,107)

Alexan CityCentre Interests

On July 1, 2014, through BRG T&C BLVD Houston, LLC, a wholly-owned subsidiary of the Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Bluerock Growth Fund, LLC (“BGF”), Fund II and Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”), affiliates of the Manager, and an affiliate of Trammell Crow Residential, to develop a 340-unit Class A apartment community located in Houston, Texas, to be known as Alexan CityCentre. The Company has made a capital commitment of approximately $9.3 million to acquire 100% of the Class A preferred equity interests in BR T&C BLVD JV Member, LLC, all of which has been funded as of June 30, 2017 (of which $2.8 million earns a 20% return).

On June 7, 2016, the Alexan CityCentre property owner (the “Alexan borrower”), which is owned by an entity in which the Company owns an indirect interest, entered into a loan modification agreement to amend the terms of its construction loan financing the construction and development of the Alexan CityCentre property (the “Alexan Development”). The maximum principal amount available to the Alexan borrower under the terms of the modified loan is $55.1 million, of which approximately $43.8 million is outstanding at June 30, 2017. The maturity date is January 1, 2020, subject to a single one-year extension exercisable at the option of the Alexan borrower. The interest rate on the loan is a variable per annum rate equal to the prime rate plus 0.5%, or LIBOR plus 3.00%, at the Alexan borrower’s option. The loan requires monthly interest payments until the maturity date, after which $60,000 monthly payments of principal will be required in addition to payment of accrued interest during the maturity extension period. The Alexan borrower was required to initially fund approximately $2.6 million as an interest reserve and approximately $0.6 million as an operating deficit reserve. Certain unaffiliated third parties agreed to guaranty the completion of the development of the Alexan Development and provided partial guaranties of the Alexan borrower’s principal and interest obligations under the loan. The Alexan borrower is required to complete the Alexan Development by December 31, 2017 (without extension for any reason). To obtain the loan modification, the Alexan borrower was required to contribute additional equity for the Alexan Development in the amount of approximately $2.2 million to be applied to development costs, of which the Company funded approximately $0.7 million and Bluerock Growth Fund II, LLC (“BGF II”), an affiliate of the Manager, funded $1.3 million as Class B preferred interests earning a 20% preferred return.

Alexan Southside Place Interests

On January 12, 2015, through BRG Southside, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund II and Fund III, which are affiliates of the Manager, and an affiliate of Trammell Crow Residential, to develop an approximately 270-unit Class A apartment community located in Houston, Texas, to be known as Alexan Southside Place. Alexan Southside Place will be developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC, as tenant under an 85-year ground lease. The Company has made a capital commitment of $19.0 million to acquire 100% of the preferred equity interests in BR Southside Member, LLC, all of which has been funded as of June 30, 2017, with $1.7 million earning a 20% preferred return.

In conjunction with the Alexan Southside development, on April 7, 2015, the Alexan Southside leasehold interest holder, which is owned by an entity in which the Company owns an indirect interest, entered into a $31.8 million construction loan, of which $9.9 million is outstanding at June 30, 2017, which is secured by the leasehold interest in the Alexan Southside Place property. The loan matures on April 7, 2019, and contains a one-year extension option, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on the base rate plus 1.25% or LIBOR plus 2.25%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan can be prepaid without penalty.

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

Flagler Village Interests

On December 18, 2015, through BRG Flagler Village, LLC, a wholly-owned subsidiary of the Operating Partnership, BRG Flagler Village, LLC, the Company made an investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of ArchCo Residential, to develop an approximately 384-unit, Class A apartment community located in Fort Lauderdale, Florida. The Company has made a capital commitment of $57.8 million to acquire common interests in BR Flagler Village, LLC, of which $24.7 million has been funded at June 30, 2017.

Helios Interests

On May 29, 2015, through BRG Cheshire, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of Catalyst Development Partners II, to develop a 282-unit Class A apartment community located in Atlanta, Georgia, to be known as Helios Apartments. The Company has made a capital commitment of $16.4 million to acquire 100% of the preferred equity interests in BR Cheshire Member, LLC, all of which has been funded as of June 30, 2017.

In conjunction with the Helios development, on December 16, 2015, the Helios property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $38.1 million construction loan which is secured by the fee simple interest in the Helios property, of which approximately $28.3 million is outstanding at June 30, 2017. The loan matures on December 16, 2018, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.50%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan can be prepaid without penalty.

Lake Boone Trail Interests

On December 18, 2015, through BRG Lake Boone, LLC, a wholly-owned subsidiary of the Operating Partnership, BRG Lake Boone, LLC, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of Tribridge Residential, LLC, to develop an approximately 245-unit, Class A apartment community located in Raleigh, North Carolina (“Lake Boone Trail”). The Company has made a capital commitment of $11.9 million to acquire 100% of the preferred equity interests in BR Lake Boone JV Member, LLC, all of which has been funded at June 30, 2017.

In conjunction with the Lake Boone Trail development, on June 23, 2016, the Lake Boone property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $25.2 million construction loan which is secured by the fee simple interest in the Lake Boone Trail property, of which $6.1 million is outstanding as of June 30, 2017. The loan matures on December 23, 2019, and contains one extension option for one year to five years, subject to certain conditions including construction completion, a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.65%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan can be prepaid without penalty.

West Morehead Interests

On January 6, 2016, through BRG Morehead NC, LLC, a wholly-owned subsidiary of the Operating Partnership, BRG Morehead NC, LLC, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of ArchCo Residential, to develop an approximately 286-unit Class A apartment community located in Charlotte, North Carolina to be known as West Morehead.  The Company has a 0.5% common equity interest in BR Morehead JV Member, LLC, at June 30, 2017. See Note 6 for further details regarding West Morehead and the BRG West Morehead Mezz Loan.

Whetstone Interests

On May 20, 2015, through BRG Whetstone Durham, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of TriBridge Residential, LLC, to acquire a 204-unit Class A apartment community located in Durham, North Carolina, to be known as Whetstone Apartments. The Company has made a capital commitment of $12.9 million to acquire 100% of the preferred equity interests in BR Whetstone Member, LLC, all of which has been funded as of June 30, 2017 (of which $0.7 million earns a 20% return). On October 2, 2016, the Company entered into an agreement that provided for an extended twelve-month period in which it had a right to convert into common ownership. If the Company does not elect to convert into common ownership at that point, its preferred return would then decrease to 6.5%. Effective April 1, 2017, Whetstone ceased paying its preferred return on a current basis. The accrued preferred return of $0.5 million is shown as a due from affiliates in the consolidated balance sheet. The Company has evaluated the preferred equity investment and accrued preferred return and determined that the investment is not impaired and will be fully recoverable in the future.

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

Note 8 – Mortgages Payable

The following table summarizes certain information as of June 30, 2017 and December 31, 2016, with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of June 30, 2017
Property	June 30, 2017	December 31, 2016	Interest Rate	Fixed/ Floating	Maturity Date
ARIUM at Palmer Ranch	$26,925	$26,925	3.23%	LIBOR + 2.17% (1)	February 1, 2023
ARIUM Grandewood	34,294	34,294	2.88%	Floating (2)	December 1, 2024
ARIUM Gulfshore	32,626	32,626	3.23%	LIBOR + 2.17% (1)	February 1, 2023
ARIUM Palms	24,999	24,999	3.28%	LIBOR + 2.22% (1)	September 1, 2022
ARIUM Pine Lakes	26,950	26,950	3.95%	Fixed	November 1, 2023
ARIUM Westside	52,150	52,150	3.68%	Fixed	August 1, 2023
Ashton Reserve I	31,653	31,900	4.67%	Fixed	December 1, 2025
Ashton Reserve II	15,270	15,270	3.68%	LIBOR + 2.62% (1)	January 1, 2026
Crescent Perimeter (3)	—	—	N/A	LIBOR + 3.00%	December 12, 2020
Enders Place at Baldwin Park (4)	24,511	24,732	4.30%	Fixed	November 1, 2022
Fox Hill	—	26,705
James on South First, formerly Legacy at Southpark	26,500	26,500	4.35%	Fixed	January 1, 2024
Lansbrook Village	—	57,190
Marquis at Crown Ridge	29,508	—	2.67%	LIBOR + 1.61% (1)	June 1, 2024
Marquis at Stone Oak	43,125	—	2.67%	LIBOR + 1.61% (1)	June 1, 2024
Marquis at The Cascades I	33,207	—	2.67%	LIBOR + 1.61% (1)	June 1, 2024
Marquis at The Cascades II	23,175	—	2.67%	LIBOR + 1.61% (1)	June 1, 2024
Marquis at TPC	17,362	—	2.67%	LIBOR + 1.61% (1)	June 1, 2024
MDA Apartments	—	37,124
Nevadan	48,431	48,431	3.54%	LIBOR + 2.48% (1)	November 1, 2023
Park & Kingston (5)	18,432	18,432	3.41%	Fixed	April 1, 2020
Preston View	41,066	—	3.13%	LIBOR + 2.07% (1)	March 1, 2024
Roswell City Walk	51,000	51,000	3.63%	Fixed	December 1, 2026
Sorrel	38,684	38,684	3.35%	LIBOR + 2.29% (1)	May 1, 2023
Sovereign	28,880	28,880	3.46%	Fixed	November 10, 2022
The Brodie	34,825	34,825	3.71%	Fixed	December 1, 2023
The Preserve at Henderson Beach	36,655	36,989	4.65%	Fixed	January 5, 2023
Vickers Village (6)	829	—	4.22%	LIBOR + 3.00% (6)	December 1, 2020
Village Green of Ann Arbor	—	41,547
Wesley Village	40,545	—	4.25%	Fixed	April 1, 2024
Total	781,602	716,153
Fair value adjustments	2,139	1,364
Deferred financing costs, net	(8,150)	(6,942)
Total	$775,591	$710,575

(1) One month LIBOR as of June 30, 2017 was 1.06%.

(2) ARIUM Grandewood principal balance includes the initial advance of $29.44 million at a floating rate of 1.67% plus one month LIBOR and a $4.85 million supplemental loan at a floating rate of 2.74% plus one month LIBOR. At June 30, 2017, the interest rates on the initial advance and supplemental loan were 2.46% and 3.53%, respectively.

(3) Construction loan of up to $44.7 million. The loan has a one-year extension option subject to certain conditions.

(4) The Enders Place at Baldwin Park principal balance includes a $16.7 million loan at a fixed rate of 3.97% and a $7.8 million supplemental loan at a fixed rate of 5.01%.

(5) The Park & Kingston principal balance includes a $15.3 million loan at a fixed rate of 3.21% and a $3.2 million supplemental loan at a fixed rate of 4.34%.

(6) Construction loan of up to $18.0 million, with interest at a floating rate of 3.00% plus one month LIBOR.

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

Marquis at Crown Ridge Mortgage Payable

On June 9, 2017, the Company, through an indirect subsidiary, assumed a loan with a principal balance of approximately $29.5 million secured by Marquis at Crown Ridge. The loan matures June 1, 2024, unless the maturity date is extended in connection with an election to convert to a fixed interest rate loan. The loan bears interest at a floating basis based on LIBOR plus 1.61%, with fixed monthly payments based on 30-year amortization. After February 29, 2024, the loan may be prepaid without prepayment fee or yield maintenance.

Marquis at Stone Oak Mortgage Payable

On June 9, 2017, the Company, through an indirect subsidiary, assumed a loan with a principal balance of approximately $43.1 million secured by Marquis at Stone Oak. The loan matures June 1, 2024, unless the maturity date is extended in connection with an election to convert to a fixed interest rate loan. The loan bears interest at a floating basis based on LIBOR plus 1.61%, with interest only payments until June 2018, and then fixed monthly payments based on 30-year amortization. After February 29, 2024, the loan may be prepaid without prepayment fee or yield maintenance.

Marquis at The Cascades I Mortgage Payable

On June 9, 2017, the Company, through an indirect subsidiary, assumed a loan with a principal balance of approximately $33.2 million secured by Marquis at The Cascades I. The loan matures June 1, 2024, unless the maturity date is extended in connection with an election to convert to a fixed interest rate loan. The loan bears interest at a floating basis based on LIBOR plus 1.61%, with interest only payments until June 2018, and then fixed monthly payments based on 30-year amortization. After February 29, 2024, the loan may be prepaid without prepayment fee or yield maintenance.

Marquis at The Cascades II Mortgage Payable

On June 9, 2017, the Company, through an indirect subsidiary, assumed a loan with a principal balance of approximately $23.2 million secured by Marquis at The Cascades II. The loan matures June 1, 2024, unless the maturity date is extended in connection with an election to convert to a fixed interest rate loan. The loan bears interest at a floating basis based on LIBOR plus 1.61%, with interest only payments until June 2018, and then fixed monthly payments based on 30-year amortization. After February 29, 2024, the loan may be prepaid without prepayment fee or yield maintenance.

Marquis at TPC Mortgage Payable

On June 9, 2017, the Company, through an indirect subsidiary, assumed a loan with a principal balance of approximately $17.4 million secured by Marquis at TPC. The loan matures June 1, 2024, unless the maturity date is extended in connection with an election to convert to a fixed interest rate loan. The loan bears interest at a floating basis based on LIBOR plus 1.61%, with fixed monthly payments based on 30-year amortization. After February 29, 2024, the loan may be prepaid without prepayment fee or yield maintenance.

Debt maturities

As of June 30, 2017, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2017 (July 1-December 31)	$1,378
2018	4,086
2019	7,567
2020	29,800
2021	11,199
Thereafter	727,572
$781,602
Add: Unamortized fair value debt adjustment	2,139
Subtract: Deferred financing costs, net	(8,150)
Total	$775,591

The net book value of real estate assets providing collateral for these above borrowings were $1,096.8 million and $987.1 million at June 30, 2017 and December 31, 2016, respectively.

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

Note 9 – Fair Value of Financial Instruments

As of June 30, 2017 and December 31, 2016, the Company believes the carrying value of cash and cash equivalents, accounts receivable, due to and from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities.  Based on the discounted amount of future cash flows currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $782.7 million and $714.8 million as of June 30, 2017 and December 31, 2016, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $783.7 million and $717.5 million, respectively.  The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs, as defined in ASC Topic 820, “Fair Value Measurement”) for similar types of borrowing arrangements.

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

The Company pays the Manager a base management fee in an amount equal to the sum of: (A) 0.25% of the Company’s stockholders’ existing and contributed equity prior to the IPO and in connection with our contribution transactions, per annum, calculated quarterly based on the Company’s stockholders’ existing and contributed equity for the most recently completed calendar quarter and payable in quarterly installments in arrears, and (B) 1.5% of the equity per annum of the Company’s stockholders who purchase shares of the Company’s stock, calculated quarterly based on their equity for the most recently completed calendar quarter and payable in quarterly installments in arrears. The base management fee is payable independent of the performance of the Company’s investments. The Company amended the Management Agreement to provide that the base management fee can be payable in cash or LTIP Units, at the election of the Board. The number of LTIP Units issued for the base management fee or incentive fee will be based on the fees earned divided by the 5-day trailing average Class A common stock price prior to issuance. Base management fees of $4.9 million and $2.6 million were expensed during the six months ended June 30, 2017 and 2016, respectively.

Base management fees of $2.3 million were expensed during the three months ended March 31, 2017, were paid through the issuance of 183,150 LTIP Units on May 12, 2017. The base management fees of $2.6 million for the three months ended June 30, 2017 will be paid through the issuance of approximately 203,400 LTIP Units assuming the $12.89 closing share price for the Company’s Class A common stock on June 30, 2017. The actual number of LTIP Units to be issued in payment of the base management fees for the three months ended June 30, 2017 is subject to change based on the average closing share price of the Company’s Class A common stock on the five business days prior to the date of issuance.

The Company also pays the Manager an incentive fee with respect to each calendar quarter in arrears. The incentive fee is equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) the Company’s adjusted funds from operations (“AFFO”), for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in the IPO and in future offerings and transactions, multiplied by the weighted average number of all shares of the Company’s Class A common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of Class A common stock, LTIP Units, and other shares of common stock underlying awards granted under the Incentive Plans and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to the IPO or in the contribution transactions, and (B) 8%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless AFFO is greater than zero for the four most recently completed calendar quarters. One half of each quarterly installment of the incentive fee will be payable in LTIP Units, calculated pursuant to the formula above. The remainder of the incentive fee will be payable in cash or in LTIP Units, at the election of the Board, in each case calculated pursuant to the formula above. Incentive fees of $4.0 million and none were expensed during the six months ended June 30, 2017 and 2016, respectively. Incentive fees for the three months ended March 31, 2017 were paid through the issuance of 34,803 LTIP Units on May 12, 2017. Incentive fees for the three months ended June 30, 2017 will be paid through the issuance of approximately 274,700 LTIP Units assuming the $12.89 closing share price for the Company’s Class A common stock on June 30, 2017.

On July 2, 2015, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the Manager. The equity grant consisted of 283,390 LTIP Units (the “2015 LTIP Units”). The 2015 LTIP Units vest ratably over a three-year period that began in July 2015, subject to certain terms and conditions, including early vesting upon an internalization of our external management functions. On August 3, 2016, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the Manager. The equity grant consisted of 176,610 LTIP Units (the “2016 LTIP Units”). The 2016 LTIP Units vest ratably over a three-year period that began in August 2016, subject to certain terms and conditions, including early vesting upon an internalization of our external management functions. These LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock.

LTIP expense of $0.8 million and $1.1 million, and $1.1 million and $1.4 million, for the three and six months ended June 30, 2017 and 2016, respectively, was recorded as part of general and administrative expenses, related to the 2015 LTIP Units and the 2016 LTIP Units. The expense recognized during 2017 and 2016 was based on the Class A common stock closing price at the vesting date or the end of the period, as applicable.

The Company is also required to reimburse the Manager for certain expenses and pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. Reimbursements of $0.5 million and $0.2 million, and $1.1 million and $0.3 million were expensed during the three and six months ended June 30, 2017 and 2016, respectively, and of which $0.4 million and $0.7 million for the three and six months ended June 30, 2017 are recorded as part of general and administrative expenses. In addition, the Manager was reimbursed for offering costs in conjunction with the January 2017 Common Stock Offering of $0.03 million during the six months ended June 30, 2017.

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

The Company may also terminate the Management Agreement if the Board elects to internalize the Company’s management, although it is not obligated to do so. On August 4, 2017, we announced that we entered into definitive agreements with our Manager and its owners to internalize the external management functions that are currently provided to us by our Manager and directly employ the Manager’s existing management team. See Note 13, Subsequent Events.

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

The Manager may retain, at its sole cost and expense, the services of such persons and firms as the Manager deems necessary in connection with our management and operations (including accountants, legal counsel and other professional service providers), provided that such expenses are in amounts no greater than those that would be payable to third-party professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis. The Company incurred $0.4 million for legal costs reimbursed to the Manager in conjunction with acquisition, disposition, financing and other transactions in the six months ended June 30, 2017.

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Series B Preferred Stock, the Company engaged a related party, as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager may re-allow the selling commissions and dealer manager fees to participating broker-dealers, and is expected to incur costs in excess of the 10%, which costs will be borne by the dealer manager. For the six months ended June 30, 2017, the Company has incurred approximately $5.2 million and $2.2 million, in selling commissions and dealer manager fees, respectively. In addition, the Manager was reimbursed for offering costs in conjunction with the Series B Preferred Offering of $0.4 million during the six months ended June 30, 2017, which were recorded as a reduction to the proceeds of the offering.

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

Pursuant to the terms of the Management Agreement, summarized below are the related party amounts payable to our Manager, as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017	December 31, 2016
Amounts Payable to the Manager under the Management Agreement
Base management fee	$2,622	$2,015
Incentive fee	3,541	-
Operating expense reimbursements and direct expense reimbursements	370	274
Offering expense reimbursements	128	120
Total amounts payable to Manager	$6,661	$2,409

As of June 30, 2017 and December 31, 2016, the Company had $1.2 million and $0.9 million, respectively, in receivables due from related parties other than the Manager, primarily for accrued preferred returns on unconsolidated real estate investments for the most recent month.

As of June 30, 2017 and December 31, 2016, the Company had $0.2 million and zero, respectively, in payable due to related parties other than the Manager.

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

The following table reconciles the components of basic and diluted net income (loss) per common share (amounts in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to common stockholders	$17,569	$(5,043)	12,579	$(9,179)
Dividends on restricted stock expected to vest	—	(1)	—	(4)
Basic net income (loss) attributable to common stockholders	$17,569	$(5,044)	$12,579	$(9,183)

Weighted average common shares outstanding(1)	26,075,911	20,686,652	25,535,178	20,604,124

Potential dilutive shares(2)	661	—	661	—
Weighted average common shares outstanding and potential dilutive shares(1)	26,076,572	20,686,652	25,535,839	20,604,124

Net income (loss) per common share, basic	$0.67	$(0.24)	$0.49	$(0.45)
Net income (loss) per common share, diluted	$0.67	$(0.24)	$0.49	$(0.45)

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

(1)	For 2017, amounts relate to shares of the Company’s Class A common stock and LTIP Units outstanding. For 2016, amounts relate to shares of Class A and B-3 common stock and LTIP Units outstanding.

(2)	Excludes 1,979 and 7,679 shares of common stock, for the three and six months ended June 30, 2016, respectively, related to non-vested restricted stock, as the effect would be anti-dilutive.

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

Series B Preferred Stock Offering

The Company issued 74,070 shares of Series B Preferred Stock under a continuous registered offering with net proceeds of approximately $66.7 million after commissions and fees during the six months ended June 30, 2017. As of June 30, 2017, the Company has sold 95,552 shares of Series B Preferred Stock and 95,552 Warrants to purchase 1,911,040 shares of Class A common stock for net proceeds of approximately $86.0 million after commissions and fees.

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

Operating Partnership and Long-Term Incentive Plan Units

As of June 30, 2017, limited partners other than the Company owned approximately 8.53% of the Operating Partnership (275,494 OP Units, or 1.04%, is held by OP Unit holders, and 1,981,863 LTIP Units, or 7.49%, is held by LTIP Unit holders.) OP Units are exchangeable for Class A common stock on a one-for-one basis. During the six months ended June 30, 2017, 22,367 OP Units were converted into Class A common stock.

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

A summary of the status of the Company’s non-vested shares as of June 30, 2017 is as follows (amounts in thousands, except share amounts):

Non-Vested shares	Shares	Weighted average grant-date fair value
Balance at January 1, 2017	659	$22.75
Granted	—	—
Vested	—	—
Forfeited	—	—
Balance at June 30, 2017	659	$22.75

At June 30, 2017, there was $0.01 million of total unrecognized compensation cost related to unvested restricted stock granted under the independent director compensation plan. The remaining cost is expected to be recognized over a period of 0.08 years.

Equity Incentive Plans - LTIP Grants

On July 2, 2015, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the Manager. The equity grant consisted of 283,390 LTIP Units (the “2015 LTIP Units”). The 2015 LTIP Units vest ratably over a three-year period that began in July 2015, subject to certain terms and conditions, including early vesting upon an internalization of our external management functions. On August 3, 2016, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the Manager. The equity grant consisted of 176,610 LTIP Units (the “2016 LTIP Units”). The 2016 LTIP Units vest ratably over a three-year period that began in August 2016, subject to certain terms and conditions, including early vesting upon an internalization of our external management functions. These LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock.

LTIP expense of $0.8 million and $1.1 million, and $1.1 million and $1.4 million, for the three and six months ended June 30, 2017 and 2016, respectively, was recorded as part of general and administrative expenses, related to the 2015 LTIP Units and the 2016 LTIP Units. The expense recognized during 2017 and 2016 was based on the Class A common stock closing price at the vesting date or the end of the period, as applicable.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid
Class A common stock
October 4, 2016	December 23, 2016	$0.096667	January 5, 2017
January 6, 2017	January 25, 2017	$0.096666	February 3, 2017
January 6, 2017	February 24, 2017	$0.096667	March 3, 2017
January 6, 2017	March 24, 2017	$0.096667	April 5, 2017
April 7, 2017	April 25, 2017	$0.096666	May 5, 2017
April 7, 2017	May 25, 2017	$0.096667	June 5, 2017
April 7, 2017	June 23, 2017	$0.096667	July 5, 2017
Series A Preferred Stock
December 9, 2016	December 23, 2016	$0.515625	January 5, 2017
March 10, 2017	March 24, 2017	$0.515625	April 5, 2017
June 9, 2017	June 23, 2017	$0.515625	July 5, 2017
Series B Preferred Stock
October 4, 2016	December 23, 2016	$5.00	January 5, 2017
January 6, 2017	January 25, 2017	$5.00	February 3, 2017
January 6, 2017	February 24, 2017	$5.00	March 3, 2017
January 6, 2017	March 24, 2017	$5.00	April 5, 2017
April 7, 2017	April 25, 2017	$5.00	May 5, 2017
April 7, 2017	May 25, 2017	$5.00	June 5, 2017
April 7, 2017	June 23, 2017	$5.00	July 5, 2017
Series C Preferred Stock
December 9, 2016	December 23, 2016	$0.4765625	January 5, 2017
March 10, 2017	March 24, 2017	$0.4765625	April 5, 2017
June 9, 2017	June 23, 2017	$0.4765625	July 5, 2017
Series D Preferred Stock
December 9, 2016	December 23, 2016	$0.3859	January 5, 2017
March 10, 2017	March 24, 2017	$0.4453125	April 5, 2017
June 9, 2017	June 23, 2017	$0.4453125	July 5, 2017

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

 Distributions declared and paid for the six months ended June 30, 2017 were as follows (amounts in thousands):

	Distributions
2017	Declared	Paid
First Quarter
Class A Common Stock	$7,014	$6,566
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	525	395
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,100
OP Units	82	84
LTIP Units	496	480
Total first quarter 2017	$13,443	$12,682
Second Quarter
Class A Common Stock	$7,016	$7,015
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	1,054	837
Series C Preferred Stock	1,108	1,107
Series D Preferred Stock	1,270	1,270
OP Units	80	80
LTIP Units	551	533
Total second quarter 2017	$14,029	$13,792
Total	$27,472	$26,474

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

Note 13 – Subsequent Events

Declaration of Dividends

Declaration Date	Payable to stockholders of record as of	Amount	Payable Date
Class A common stock
July 10, 2017	July 25, 2017	$0.096666	August 4, 2017
Series B Preferred Stock
July 10, 2017	July 25, 2017	$5.00	August 4, 2017
July 10, 2017	August 25, 2017	$5.00	September 5, 2017
July 10, 2017	September 25, 2017	$5.00	October 5, 2017

Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate.

Distributions Paid

The following distributions were paid to the Company's stockholders, as well as holders of OP and LTIP Units subsequent to June 30, 2017 (amounts in thousands):

Shares	Declaration Date	Record Date	Date Paid	Distributions per Share	Total Distribution
Class A Common Stock	April 7, 2017	June 23, 2017	July 5, 2017	$0.096667	$2,339
Series A Preferred Stock	June 9, 2017	June 23, 2017	July 5, 2017	$0.515625	$2,950
Series B Preferred Stock	April 7, 2017	June 23, 2017	July 5, 2017	$5.000000	$442
Series C Preferred Stock	June 9, 2017	June 23, 2017	July 5, 2017	$0.4765625	$1,107
Series D Preferred Stock	June 9, 2017	June 23, 2017	July 5, 2017	$0.4453125	$1,269
OP Units	April 7, 2017	June 23, 2017	July 5, 2017	$0.096667	$27
LTIP Units	April 7, 2017	June 23, 2017	July 5, 2017	$0.096667	$192

Class A Common Stock	July 10, 2017	July 25, 2017	August 4, 2017	$0.096666	$2,338
Series B Preferred Stock	July 10, 2017	July 25, 2017	August 4, 2017	$5.000000	$498
OP Units	July 10, 2017	July 25, 2017	August 4, 2017	$0.096666	$27
LTIP Units	July 10, 2017	July 25, 2017	August 4, 2017	$0.096666	$192
Total					$11,381

Entry into Internalization Agreements

On August 4, 2017, we announced that we, our Manager and the Contributors had entered into definitive agreements providing for the acquisition (the “Proposed Transaction”) by the Company of a newly-formed entity that will own the assets that our Manager uses to operate the business of the Company. The consideration to be paid to the Contributors in connection with the Proposed Transaction is a to-be-determined amount equal to three (3) times the sum of the base management fee and incentive fee, in each case earned by the Manager under the current Management Agreement between the Manager, the Company and the Operating Partnership (the “Management Agreement”) during the 12-month period ending on the last day of the month of the most recently completed fiscal quarter prior to closing, which is anticipated to be the three months ended September 30, 2017 (the “Consideration”). The formula for the Consideration was agreed to at the time the parties originally entered into the Management Agreement in April 2014, in connection with the Company’s initial public offering.

The Consideration is to be paid in a combination of OP Units, shares of the Company’s common stock, newly reclassified as Class C common stock (“Class C Common Stock”), and a de minimis amount of cash, and otherwise on terms consistent with the Contribution Agreement. The number of shares of Class C Common Stock and the number of OP Units to be issued in the Proposed Transaction is based on a per share and per OP Unit price, which is based on the volume-weighted average closing price on the NYSE MKT of our Class A common stock for the twenty (20) trading days immediately following August 18, 2017.

Upon closing of the Proposed Transaction, the Company will become a self-managed real estate investment trust. The following key executives and officers of our Manager will assume the following titles and duties with the Company: Mr. R. Ramin Kamfar will serve as our Chairman and Chief Executive Officer; Mr. James G, Babb, III, will serve as our Chief Investment Officer; Mr. Ryan S. MacDonald will serve as our Chief Acquisitions Officer; Mr. Jordan B. Ruddy will serve as our Chief Operating Officer and President; Mr. Christopher J. Vohs will serve as our Chief Financial Officer and Treasurer; and Mr. Michael L. Konig will serve as our Chief Legal Officer and Secretary. Messrs. Kamfar, Babb, MacDonald, Ruddy and Vohs have entered into employment agreements with an indirect subsidiary of the Company, and Mr. Konig has likewise entered into a services agreement with that subsidiary through his wholly-owned law firm, Konig & Associates, LLC on substantially the same terms as the employment agreements. Each such agreement will become effective upon Closing, and will have an initial term through and including December 31, 2020. As such, following the Internalization, our senior management team will continue to oversee, manage and operate the Company, and we will no longer be externally managed by the Manager. As an internally managed company, we will no longer pay the Manager any fees or expense reimbursements arising from the Management Agreement.

A special committee comprised entirely of independent and disinterested members of our board of directors (the “Special Committee”), which retained independent legal and financial advisors, unanimously determined that the entry into the Contribution Agreement and the completion of the Internalization are in the best interests of the Company. Our board of directors, by unanimous vote, made a similar determination. The Proposed Transaction is expected to close in the fourth quarter of 2017, and remains subject to: (i) the approval of a majority of the Company’s disinterested stockholders voting at the stockholder’s meeting; and (ii) certain other closing conditions contained in the Contribution Agreement.

Announcement of Review of Class A Common Stock Dividend Policy

On August 4, 2017, the board of directors announced that it initiated, in conjunction with a financial advisor, a comprehensive review of the appropriate dividend policy for the Company's Class A Common Stock.  The board's evaluation will consider factors including, but not limited to, achieving a sustainable dividend covered by current recurring AFFO (vs. pro forma AFFO), multifamily and small cap peer dividend rates, multifamily and small cap peer payout ratios, providing financial flexibility for the Company, and achieving an appropriate balance between the retention of capital to invest and grow net asset value, and the importance of current distributions.  The board is expected to complete its review of the dividend policy for the Company's Class A Common Stock in the fourth quarter of 2017.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the factors included in this Quarterly Report on Form 10-Q, including those set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	the possibility that our proposed transaction for the internalization of our external management function (the “Internalization”) will not close, including the failure to obtain the necessary stockholder approvals or the failure to satisfy other closing conditions under the Contribution Agreement dated as of August 3, 2017, among us, our operating partnership, our Manager and the owners of our Manager (the “Contributors”) or by the termination of the Contribution Agreement;

•	failure to plan and manage the Internalization and internalize the functions performed for us by our Manager effectively or efficiently;

•	the possibility that the anticipated benefits from the Internalization may not be realized or may take longer to realize than expected;

•	unexpected costs or unexpected liabilities that may arise from the transactions contemplated by the Contribution Agreement, whether or not completed;

•	the outcome of any legal proceedings that may be instituted against us or others following the announcement of the Internalization;

•	use of proceeds of the Company’s securities offerings;

•	the competitive environment in which we operate;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	risks associated with geographic concentration of our investments;

•	decreased rental rates or increasing vacancy rates;

•	our ability to lease units in newly acquired or newly constructed apartment properties;

•	potential defaults on or non-renewal of leases by tenants;

•	creditworthiness of tenants;

•	our ability to obtain financing for and complete acquisitions under contract at the contemplated terms, or at all;

•	development and acquisition risks, including rising and unanticipated costs and failure of such acquisitions and developments to perform in accordance with projections;

•	the timing of acquisitions and dispositions;

•	the performance of our Partner Network;

•	potential natural disasters such as hurricanes, tornadoes and floods;

•	national, international, regional and local economic conditions;

•	Board determination as to timing and payment of dividends, and our ability to pay future distributions at the dividend rates we have paid historically;

•	the general level of interest rates;

•	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;

•	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;

•	lack of or insufficient amounts of insurance;

•	our ability to maintain our qualification as a REIT;

•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us or a subsidiary owned by us or acquired by us.

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

We are currently externally managed by our Manager, an affiliate of Bluerock. On November 7, 2016, we announced that we began the process of internalizing the external management functions that are currently provided to us by our Manager. The board of directors appointed a special committee, or Special Committee, comprised solely of independent directors of our board of directors to pursue the internalization. The Special Committee has engaged independent legal and financial advisors to assist the Special Committee in connection with the internalization transaction. The Compensation Committee of our board of directors also engaged an independent compensation consulting firm to provide a market-based compensation study with respect to key REIT executives and directors of internalized REITs. On August 4, 2017, we announced that we, our Manager and the Contributors had entered into definitive agreements providing for the acquisition (the “Proposed Transaction”) by the Company of a newly-formed entity that will own the assets that our Manager uses to operate the business of the Company. The consideration to be paid to the Contributors in connection with the Proposed Transaction is a to-be-determined amount equal to three (3) times the sum of the base management fee and incentive fee, in each case earned by the Manager under the current Management Agreement between the Manager, the Company and the Operating Partnership (the “Management Agreement”) during the 12-month period ending on the last day of the month of the most recently completed fiscal quarter prior to closing, which is anticipated to be the three months ended September 30, 2017 (the “Consideration”). The formula for the Consideration was agreed to at the time the parties originally entered into the Management Agreement in April 2014, in connection with the Company’s initial public offering.

The Consideration is to be paid in a combination of OP Units, shares of the Company’s common stock, newly reclassified as Class C common stock (“Class C Common Stock”), and a de minimis amount of cash, and otherwise on terms consistent with the Contribution Agreement. The number of shares of Class C Common Stock and the number of OP Units to be issued in the Proposed Transaction is based on a per share and per OP Unit price, which is based on the volume-weighted average closing price on the NYSE MKT of our Class A common stock for the twenty (20) trading days immediately following August 18, 2017.

Upon closing of the Proposed Transaction, the Company will become a self-managed real estate investment trust. The following key executives and officers of our Manager will assume the following titles and duties with the Company: Mr. R. Ramin Kamfar will serve as our Chairman and Chief Executive Officer; Mr. James G, Babb, III, will serve as our Chief Investment Officer; Mr. Ryan S. MacDonald will serve as our Chief Acquisitions Officer; Mr. Jordan B. Ruddy will serve as our Chief Operating Officer and President; Mr. Christopher J. Vohs will serve as our Chief Financial Officer and Treasurer; and Mr. Michael L. Konig will serve as our Chief Legal Officer and Secretary. Messrs. Kamfar, Babb, MacDonald, Ruddy and Vohs have entered into employment agreements with an indirect subsidiary of the Company, and Mr. Konig has likewise entered into a services agreement with that subsidiary through his wholly-owned law firm, Konig & Associates, LLC on substantially the same terms as the employment agreements. Each such agreement will become effective upon Closing, and will have an initial term through and including December 31, 2020. As such, following the Internalization, our senior management team will continue to oversee, manage and operate the Company, and we will no longer be externally managed by the Manager. As an internally managed company, we will no longer pay the Manager any fees or expense reimbursements arising from the Management Agreement.

A special committee comprised entirely of independent and disinterested members of our board of directors (the “Special Committee”), which retained independent legal and financial advisors, unanimously determined that the entry into the Contribution Agreement and the completion of the Internalization are in the best interests of the Company. Our board of directors, by unanimous vote, made a similar determination. The Proposed Transaction is expected to close in the fourth quarter of 2017, and remains subject to: (i) the approval of a majority of the Company’s disinterested stockholders voting at the stockholder’s meeting; and (ii) certain other closing conditions contained in the Contribution Agreement.

As of June 30, 2017, our portfolio consisted of interests in thirty-four properties (twenty-four operating properties and ten development properties). The thirty-four properties contain an aggregate of 10,041 units, comprised of 7,446 operating units and 2,595 units under development. As of June 30, 2017, these properties, exclusive of our development properties, were approximately 95% occupied.

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

Recent Developments

During the six months ended June 30, 2017, we acquired seven stabilized properties, disposed of four properties, and converted two preferred equity investments into mezzanine financing arrangements as discussed below.

Acquisition of Bell Preston View

On February 17, 2017, we, through subsidiaries of our Operating Partnership, acquired a 91.8% interest in a 382-unit apartment community located in Morrisville, North Carolina, known as Bell Preston View Apartments (“Preston View”) for approximately $59.5 million. The purchase price of $59.5 million was funded, in part, with a $41.1 million senior mortgage loan secured by Preston View.

Acquisition of Wesley Village

 On March 9, 2017, we, through subsidiaries of its Operating Partnership, acquired a 91.8% interest in a 301-unit apartment community and adjacent land located in Charlotte, North Carolina, known as Wesley Village Apartments (“Wesley Village”) for approximately $57.2 million.  The purchase price for Wesley Village of approximately $57.2 million was funded, in part, with a $40.5 million senior mortgage loan secured by Wesley Village.

Acquisition of five-property Texas Portfolio

On June 9, 2017, we, through subsidiaries of its Operating Partnership, acquired a 90.0% interest in a portfolio of five apartment community properties containing 1,408-units, located in San Antonio and Tyler, Texas for approximately $188.9 million.  The purchase price for the five-property portfolio was funded, in part, with the assumption of five senior mortgage loans of a total of approximately $146.4 million secured individually by each of the portfolio properties. The properties are Marquis at Crown Ridge, Marquis at Stone Oak and Marquis at TPC located in San Antonio, Texas, and Marquis at The Cascades I and II located in Tyler, Texas.

Sale of Village Green Ann Arbor

On February 22, 2017, we closed on the sale of the Village Green Ann Arbor property (“Village Green Ann Arbor”), located in Ann Arbor, Michigan. The property was sold for approximately $71.4 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering Village Green Ann Arbor in the amount of $41.4 million and payment of closing costs and fees of $1.3 million the sale of the property generated net proceeds of approximately $28.6 million and a gain on sale of approximately $16.7 million, of which our pro rata share of proceeds was approximately $13.6 million and pro rata share of the gain was approximately $7.8 million.

Sale of Lansbrook Village

On April 26, 2017, we closed on the sale of Lansbrook Village, located in Palm Harbor, Florida. The 90% owned property was sold for approximately $82.4 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for assumption of the existing mortgage indebtedness encumbering Lansbrook Village in the amount of $57.2 million and payment of closing costs and fees of $1.2 million, the sale of the property generated net proceeds of approximately $24.1 million and a gain on sale of approximately $22.8 million, of which our pro rata share of proceeds was approximately $19.1 million and pro rata share of the gain was approximately $16.1 million.

Sale of Fox Hill

On May 24, 2017, we closed on the sale of the Fox Hill property, located in Austin, Texas. The property was sold for approximately $46.5 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the Fox Hill property in the amount of $26.7 million, the payment of a prepayment penalty on the mortgage of $1.6 million and payment of closing costs and fees of $0.5 million the sale of the property generated net proceeds of approximately $19.2 million and a gain on sale of approximately $10.7 million, of which our pro rata share of proceeds was approximately $16.4 million and pro rata share of the gain was approximately $10.3 million.

Sale of MDA Apartments

On June 30, 2017, we closed on the sale of our interest in MDA Apartments, located in Chicago, Illinois. Our 35% interest in the property was sold for approximately $18.3 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payment of closing costs and fees of $0.7 million, the sale of the joint venture interest in the property generated net proceeds of approximately $17.6 million and gain on sale of $10.2 million, of which our pro rata share of proceeds was approximately $11.0 million and pro rata share of the gain was approximately $6.4 million.

Notes and accrued interest receivable from related parties

During the six months ended June 30, 2017, Bluerock Special Opportunity + Income Fund II, (“Fund II”) redeemed our preferred equity interests in APOK and Domain, we obtained 0.5% common interests in APOK and Domain, and we provided mezzanine loans to APOK of approximately $11.2 million and to Domain of approximately $20.3 million. In addition, we increased the mezzanine loan to West Morehead by $3.3 million, to approximately $24.6 million. See Notes 6 and 7 to the interim Consolidated Financial Statements for additional information.

Recent Stock Offerings

During the six months ended June 30, 2017 we continued to raise capital to finance our investment activities.

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

Series B Preferred Stock

We issued 74,070 shares of Series B Preferred Stock under a continuous registered offering with net proceeds of approximately $66.7 million after commissions and dealer manager fees during the six months ended June 30, 2017.

Our total stockholders’ equity increased $61.6 million from $241.7 million as of December 31, 2016 to $303.8 million as of June 30, 2017. The increase in our total stockholders’ equity is primarily attributable to our January 2017 Common Stock Offering of $57.3 million, our net income of $25.8 million, and equity compensation of $5.9 million, offset by dividends declared of $27.5 million, during the six months ended June 30, 2017.

Election to Abandon East San Marco Development

On November 24, 2015, we entered into a cost-sharing agreement to pursue the acquisition of a tract of real property located in Jacksonville, Florida for the development of a 266-unit, Class A multifamily apartment community with 44,276 square feet of retail space, or the East San Marco Property.  In 2017 we elected to abandon pursuit of the development of the East San Marco Property due to significant cost escalations arising from scope changes imposed on the project after the start and from both general and market specific labor and material inflation, which negatively impacted the risk and return profile of the project.  The Company recognized approximately $2.9 million of acquisition and pursuit costs during the six months ended June 30, 2017 based on its investment in a controlling equity position in the East San Marco Property prior to abandonment.

Results of Operations

The following is a summary of our operating real estate investments as of June 30, 2017:

	Number of	Year	Ownership	Average	%
Multifamily Community Name/Location	Units	Built/Renovated (1)	Interest	Rent (2)	Occupied (3)
ARIUM at Palmer Ranch, Sarasota, FL	320	2016	95.0%	$1,212	95%
ARIUM Grandewood, Orlando, FL	306	2005	95.0%	1,246	95%
ARIUM Gulfshore, Naples, FL	368	2016	95.0%	1,242	94%
ARIUM Palms, Orlando, FL	252	2008	95.0%	1,232	96%
ARIUM Pine Lakes, Port St. Lucie, FL	320	2003	85.0%	1,116	95%
ARIUM Westside, Atlanta, GA	336	2008	90.0%	1,415	95%
Ashton Reserve, Charlotte, NC	473	2015	100.0%	1,045	97%
Enders Place at Baldwin Park, Orlando, FL	220	2003	89.5%	1,648	96%
James on South First, formerly Legacy at Southpark, Austin, TX	250	2016	90.0%	1,189	96%
Marquis at Crown Ridge, San Antonio, TX	352	2009	90.0%	968	96%
Marquis at Stone Oak, San Antonio, TX	335	2007	90.0%	1,403	90%
Marquis at The Cascades I, Tyler, TX	328	2007	90.0%	1,123	97%
Marquis at The Cascades II, Tyler, TX	254	2009	90.0%	1,026	93%
Marquis at TPC, San Antonio, TX	139	2008	90.0%	1,459	91%
Nevadan, Atlanta, GA	480	1990	90.0%	1,090	95%
Park & Kingston, Charlotte, NC	168	2015	96.0%	1,174	97%
Preston View, Morrisville, NC	382	2000	91.8%	1,013	96%
Roswell City Walk, Roswell, GA	320	2015	98.0%	1,462	96%
Sorrel, Frisco, TX	352	2015	95.0%	1,199	92%
Sovereign, Fort Worth, TX	322	2015	95.0%	1,269	95%
The Brodie, Austin, TX	324	2001	92.5%	1,100	96%
The Preserve at Henderson Beach, Destin, FL	340	2009	100.0%	1,312	99%
Wesley Village, Charlotte, NC	301	2010	91.8%	1,270	97%
Whetstone, Durham, NC (4)	204	2015	—	1,196	94%
Total/Average	7,446			$1,208	95%

(1) Represents date of last significant renovation or year built if there were no renovations.

(2) Represents the average effective monthly rent per occupied unit for all occupied units for the three months ended June 30, 2017. Total concessions for the three months ended June 30, 2017 amounted to approximately $0.9 million.

(3) Percent occupied is calculated as (i) the number of units occupied as of June 30, 2017, divided by (ii) total number of units, expressed as a percentage.

(4) Whetstone is currently a preferred equity investment providing a stated investment return.

The following is a summary of our development properties as of June 30, 2017:

Multifamily Community Name, Location	Number of Units	Total Estimated Construction Cost (in millions)	Cost to Date (in millions)	Estimated Construction Cost Per Unit	Actual / Anticipated Initial Occupancy	Anticipated Construction Completion	Pro Forma Average Rent (1)
Alexan CityCentre, Houston, TX	340	$83.0	$76.4	$244,118	2Q17	4Q17	$2,144
Alexan Southside Place, Houston, TX	270	$49.0	$32.2	$181,481	4Q17	2Q18	$2,012
APOK Townhomes, Boca Raton, FL	90	$28.9	$7.8	$321,111	3Q18	1Q19	$2,549
Crescent Perimeter, Atlanta, GA	320	$70.0	$25.3	$218,750	4Q18	2Q19	$1,749
Domain Phase 1, Garland, TX	299	$52.6	$10.7	$175,920	4Q18	2Q19	$1,469
Flagler Village, Fort Lauderdale, FL	384	$131.8	$27.8	$343,229	3Q19	3Q20	$2,481
Helios, Atlanta, GA	282	$50.9	$42.7	$180,496	2Q17	4Q17	$1,486
Lake Boone Trail, Raleigh, NC	245	$40.2	$24.2	$164,082	1Q18	3Q18	$1,271
Vickers Village, Roswell, GA	79	$30.6	$14.6	$387,342	2Q18	3Q18	$3,176
West Morehead, Charlotte, NC	286	$60.0	$18.4	$209,790	4Q18	2Q19	$1,507
Total	2,595						$1,876

(1) Represents the average pro forma effective monthly rent for all expected occupied units upon stabilization.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenue

Net rental income increased $6.1 million, or 35%, to $23.6 million for the three months ended June 30, 2017 as compared to $17.5 million for the same prior year period. This increase was primarily due to the acquisition of various interests in thirteen properties subsequent to June 30, 2016, including ARIUM Westside, Nevadan, ARIUM Pine Lakes, The Brodie, Roswell City Walk, James on South First, Preston View, Wesley Village and the Texas Portfolio, offset by the sales of Springhouse at Newport News, Village Green Ann Arbor, Lansbrook Village and Fox Hill.

Other property revenue increased $0.4 million, or 44%, to $1.3 million for the three months ended June 30, 2017 as compared to $0.9 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above.

Interest income from related parties increased by $2.1 million due to interest earned on the mezzanine loans made during the last three quarters.

Expenses

Property operating expenses increased $3.2 million, or 43%, to $10.6 million for the three months ended June 30, 2017 as compared to $7.4 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above. Property NOI margins decreased to 57.3% of total revenues for the three months ended June 30, 2017 from 59.8% in the prior year quarter. Property margins have been impacted by the sales of properties owned for longer time periods which were efficiently operated with assets purchased more recently that had not yet achieved the same level of operational efficiency. Property NOI margins are computed as total property revenues less property operating expenses, divided by total property revenues.

 General and administrative expenses were flat at $1.7 million for the three months ended June 30, 2017 versus the same amount for 2016. Excluding non-cash equity compensation expense of $0.8 million and $1.0 million for the three months ended June 30, 2017 and 2016, respectively, general and administrative expenses were $0.9 million, or 3.5% of revenues for the three months ended June 30, 2017 as compared to $0.7 million, or 3.7% of revenues, for the same prior year period.

Management fees increased to $6.2 million for the three months ended June 30, 2017 as compared to $1.4 million for the same prior year period. Base management fees of $2.6 million and $1.4 million were incurred in the three months ended June 30, 2017 and 2016, respectively. Incentive management fees of $3.6 million were incurred in the three months ended June 30, 2017 primarily due to the realized gains on asset sales. Base management fees increased primarily due to an increase in equity as a result of the Follow-On Offerings. Management fees of $6.2 million for the quarter ended June 30, 2017 will be paid in LTIP Units in lieu of cash.

Acquisition and pursuit costs were $0.02 million for the three months ended June 30, 2017 as compared to $0.2 million for the same prior year period. The Company adopted ASU 2017-01 which resulted in the capitalization of costs incurred in asset acquisitions purchased after the effective date of January 1, 2017.

Depreciation and amortization expenses were $10.4 million for the three months ended June 30, 2017 as compared to $7.8 million for the same prior year period. The increase is related to additional depreciation and amortization expense on the acquisition of the properties mentioned above.

Other Income and Expense

Other income and expenses amounted to income of $37.0 million for the three months ended June 30, 2017 compared to expense of $1.8 million for the same prior year period. This was primarily due to the gains on the sale of Fox Hill and Lansbrook Village of $33.6 million, and gain on sale of real estate joint venture interest of MDA Apartments of $10.2 million, offset by an increase in interest expense, net, of $3.2 million, as the result of the increase in mortgages payable resulting from the acquisition of interests in the properties mentioned above and the loss on early extinguishment of debt of $1.6 million.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenue

Net rental income increased $14.1 million, or 42%, to $47.5 million for the six months ended June 30, 2017 as compared to $33.4 million for the same prior year period. This increase was primarily due to the acquisition of various interests in thirteen properties subsequent to June 30, 2016, including ARIUM Westside, Nevadan, ARIUM Pine Lakes, The Brodie, Roswell City Walk, James at South First, Preston View, Wesley Village and the Texas Portfolio, offset by the sales of Springhouse at Newport News, Village Green Ann Arbor, Lansbrook Village and Fox Hill.

Other property revenue increased $1.0 million, or 63%, to $2.6 million for the six months ended June 30, 2017 as compared to $1.6 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above.

Interest income from related parties increased by $3.6 million due to interest earned on the mezzanine loans made during the last three quarters.

Expenses

Property operating expenses increased $6.5 million, or 46%, to $20.5 million for the six months ended June 30, 2017 as compared to $14.0 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above. Property NOI margins decreased to 59.1% of total revenues for the six months ended June 30, 2017 from 60.1% in the prior year quarter. Property margins have been impacted by the sales of properties owned for longer time periods which were efficiently operated with assets purchased more recently that had not yet achieved the same level of operational efficiency. Property NOI margins are computed as total property revenues less property operating expenses, divided by total property revenues.

 General and administrative expenses amounted to $3.1 million for the six months ended June 30, 2017 as compared to $3.0 million for the same prior year period. Excluding non-cash equity compensation expense of $1.2 million and $1.7 million for the six months ended June 30, 2017 and 2016, respectively, general and administrative expenses were $2.0 million, or 3.6% of revenues for the six months ended June 30, 2017 as compared to $1.3 million, or 3.8% of revenues, for the same prior year period.

Management fees increased to $8.9 million for the six months ended June 30, 2017 as compared to $2.6 million for the same prior year period. Base management fees of $4.9 million and $2.6 million were incurred in the six months ended June 30, 2017 and 2016, respectively. Incentive management fees of $4.0 million were incurred in the six months ended June 30, 2017 primarily due to the realized gains on asset sales. Base management fees increased primarily due to an increase in equity as a result of the Follow-On Offerings. Management fees of $6.2 million for the three months ended June 30, 2017 will be paid in LTIP Units in lieu of cash while base management fees of $2.8 million for the three months ended March 31, 2017 were paid through the issuance of 217,953 LTIP Units on May 12, 2017.

Acquisition and pursuit costs were $3.2 million for the six months ended June 30, 2017 as compared to $1.5 million for the same prior year period. The Company adopted ASU 2017-01 which resulted in the capitalization of costs incurred in asset acquisitions purchased after the effective date of January 1, 2017. Substantially all the expenses for the six months ended June 30, 2017 were due to the Company’s decision to abandon the proposed East San Marco Property development and write off the pre-acquisition costs that had been incurred. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods. The costs during the prior year quarter were primarily due to the acquisition of ARIUM Gulfshore, ARIUM at Palmer Ranch and The Preserve at Henderson Beach.

Depreciation and amortization expenses were $21.3 million for the six months ended June 30, 2017 as compared to $15.3 million for the same prior year period. The increase is related to additional depreciation and amortization expense on the acquisition of the properties mentioned above.

Other Income and Expense

Other income and expenses amounted to income of $48.9 million for the six months ended June 30, 2017 compared to expense of $3.3 million for the same prior year period. This was primarily due to the gain on the sale of Village Green of Ann Arbor, Fox Hill and Lansbrook Village of $50.0 million, and the sale of the real estate joint venture interest of MDA Apartments of $10.2 million, offset by an increase in interest expense, net, of $6.1 million, as the result of the increase in mortgages payable resulting from the acquisition of interests in the properties mentioned above and the loss on early extinguishment of debt of $1.6 million.

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

For comparison of our three months ended June 30, 2017 and 2016, the same store properties included properties owned at April 1, 2016. Our same store properties for the period were Enders Place at Baldwin Park, ARIUM Grandewood, Park & Kingston, Ashton Reserve, ARIUM Palms, Sovereign, ARIUM Gulfshore, ARIUM at Palmer Ranch and The Preserve at Henderson Beach.  For comparison of our six months ended June 30, 2017 and 2016, the same store properties included properties owned at January 1, 2016. Our same store properties for the period were Enders Place at Baldwin Park, ARIUM Grandewood, Park & Kingston, Ashton Reserve, ARIUM Palms, Sovereign, ARIUM Gulfshore, and ARIUM at Palmer Ranch.

Because of the limited number of same store properties as compared to the number of properties in our portfolio in 2017 and 2016, respectively, our same store performance measures may be of limited usefulness.

The following table presents the same store and non-same store results from operations for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended June 30,		Change
	2017	2016	$	%
Property Revenues
Same Store	$10,133	$9,895	$238	2.4%
Non-Same Store	14,818	8,504	6,314	74.2%
Total property revenues	24,951	18,399	6,552	35.6%

Property Expenses
Same Store	3,940	3,840	100	2.6%
Non-Same Store	6,706	3,549	3,157	89.0%
Total property expenses	10,646	7,389	3,257	44.1%

Same Store NOI	6,193	6,055	138	2.3%
Non-Same Store NOI	8,112	4,955	3,157	63.7%
Total NOI(1)	$14,305	$11,010	$3,295	29.9%

	Six Months Ended June 30,		Change
	2017	2016	$	%
Property Revenues
Same Store	$17,487	$16,770	$717	4.3%
Non-Same Store	32,603	18,263	14,340	78.5%
Total property revenues	50,090	35,033	15,057	43.0%

Property Expenses
Same Store	6,679	6,660	19	0.3%
Non-Same Store	13,797	7,322	6,475	88.4%
Total property expenses	20,476	13,982	6,494	46.4%

Same Store NOI	10,808	10,110	698	6.9%
Non-Same Store NOI	18,806	10,941	7,865	71.9%
Total NOI(1)	$29,614	$21,051	$8,563	40.7%

(1) See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Same store NOI for the three months ended June 30, 2017 increased by 2.3% to $6.2 million from $6.1 million for the 2016 period. There was a 2.4% increase in same store property revenues as compared to the 2016 period, primarily attributable to a 3.5% increase in average rental rates offset by a 52 basis point decrease in average occupancy.  Same store expenses for the three months ended June 30, 2017 increased 2.6% to $3.9 million from $3.8 million for the 2016 period.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during 2016 and 2017; the 2017 non-same store property count was 14 compared to 6 properties for the 2016 period.  The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Same store NOI for the six months ended June 30, 2017 increased by 6.9% to $10.8 million from $10.1 million for the 2016 period. There was a 4.3% increase in same store property revenues as compared to the 2016 period, primarily attributable to a 4.3% increase in average rental rates, offset by a 6 basis point decrease in average occupancy.  Same store expenses for the six months ended June 30, 2017 remained flat at $6.7 million.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during 2016 and 2017; the 2017 non-same store property count was 15 compared to 7 properties for the 2016 period.  The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

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

However, NOI should only be used as an alternative measure of our financial performance. The following table reflects net income (loss) attributable to common stockholders together with a reconciliation to NOI and to same store and non-same store contributions to consolidated NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss) attributable to common stockholders	$17,569	$(5,043)	$12,579	$(9,179)
Add pro-rata share:
Depreciation and amortization	9,326	6,769	19,129	13,239
Amortization of non-cash interest expense	773	65	1,246	148
Management fees	6,099	1,394	8,836	2,591
Acquisition and pursuit costs	18	227	3,024	1,373
Loss on early extinguishment of debt	1,534	-	1,534	-
Corporate operating expenses	1,679	1,666	3,112	2,935
Management internalization process expense	336	-	811	-
Preferred dividends	6,314	2,924	12,101	4,385
Preferred stock accretion	641	166	974	289
Less pro-rata share:
Other income	16	-	16	-
Preferred returns and equity in income of unconsolidated
real estate joint ventures	2,577	2,733	5,121	5,462
Interest income from related parties	2,075	-	3,581	-
Gain on sale of joint venture interest	6,332	-	6,332	-
Gain on sale of real estate assets	26,548	-	33,945	-
Pro-rata share of properties' income	6,741	5,435	14,351	10,319
Add:
Noncontrolling interest pro-rata share of property income	856	1,065	2,103	2,081
Total property income	7,597	6,500	16,454	12,400
Add:
Interest expense, net	6,708	4,510	13,160	8,651
Net operating income	14,305	11,010	29,614	21,051
Less:
Non-same store net operating income	8,112	4,955	18,806	10,941
Same store net operating income	$6,193	$6,055	$10,808	$10,110

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

We believe the properties underlying its real estate investments are performing well. We had a portfolio-wide debt service coverage ratio of 2.03x and occupancy of 95%, exclusive of our development properties, at June 30, 2017.

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

  We believe we will be able to meet our primary liquidity requirements going forward through:

•	$139.3 million in cash available at June 30, 2017;

•	cash generated from operating activities; and

•	proceeds from future borrowings and potential offerings, including potential offerings of common and preferred stock through underwritten offerings, our continuous Series B Preferred Stock Offering and our ATM programs, as well as issuances of units of limited partnership interest in our Operating Partnership, or OP Units.

Our primary long-term liquidity requirements relate to (a) costs for additional apartment community investments; (b) repayment of long-term debt; (c) capital expenditures; and (d) cash redemption requirements related to our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock.

We intend to finance our long-term liquidity requirements with net proceeds of additional issuances of common and preferred stock, including our Series B Preferred Stock, as well as future borrowings. We have begun negotiating a bank line of credit pursuant to a non-binding terms sheet, and we believe this line of credit will enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. No definitive agreements have been entered into. Our success in meeting these requirements will therefore depend upon our ability to access capital. Further, our ability to access equity capital is dependent upon, among other things, general market conditions for REITs and the capital markets generally, market perceptions about us and our asset class, and current trading prices of our securities.

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

We expect to maintain a distribution paid to our Series A Preferred Stock, our Series B Preferred Stock, our Series C Preferred Stock and our Series D Preferred Stock in accordance with the terms of those securities which require monthly or quarterly dividends depending on the series. On August 4, 2017, the board of directors announced that it initiated, in conjunction with a financial advisor, a comprehensive review of the appropriate dividend policy for the Company's Class A Common Stock. The board's evaluation will consider factors including, but not limited to, achieving a sustainable dividend covered by current recurring AFFO (vs. pro forma AFFO), multifamily and small cap peer dividend rates, multifamily and small cap peer payout ratios, providing financial flexibility for the Company, and achieving an appropriate balance between the retention of capital to invest and grow net asset value, and the importance of current distributions. The board is expected to complete its review of the dividend policy for the Company's Class A Common Stock in the fourth quarter of 2017. Currently, the Company maintains a distribution paid on a monthly basis to all of our Class A common stockholders at a quarterly rate of $0.29 per share, and there can be no assurance that the current distribution level will be maintained. While our policy is generally to pay distributions from cash flow from operations, our distributions through June 30, 2017 have been paid from cash flow from operations, proceeds from our continuous registered public offering, proceeds from the IPO and Follow-On Offerings, and sales of assets and may in the future be paid from additional sources, such as from borrowings.

Since June 30, 2015, we have paid our base management fees and incentive fees in LTIPs in lieu of cash. In conjunction with the proposed internalization, while we will no longer be responsible for paying the base management fee or incentive fee, to the extent the we will be paying additional general and administrative expenses in replacement thereof, they will be paid in cash.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of June 30, 2017, we own interests in nine joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

Cash Flows from Operating Activities

As of June 30, 2017, we owned indirect equity interests in thirty-four real estate properties (twenty-four operating properties and ten development properties), twenty-five of which are consolidated for reporting purposes.  During the six months ended June 30, 2017, net cash provided by operating activities was $27.2 million.  After the net income of $44.7 million was reduced for $36.7 million of non-cash items, net cash provided by operating activities consisted of the following:

•	Distributions from unconsolidated joint ventures of $4.9 million;

•	Increase in accounts payable and accrued liabilities of $8.3 million;

•	Increase in payables due to affiliates of $3.7 million;

•	and $2.4 million decrease accounts receivable, prepaid expenses and other assets.

Cash Flows from Investing Activities

During the six months ended June 30, 2017, net cash used in investing activities was $129.4 million, primarily due to the following:

•	$161.9 million used in acquiring consolidated real estate investments;

•	$38.1 million used in acquiring investments in unconsolidated joint ventures and notes receivable;

•	$22.5 million used on capital expenditures;

•	$0.3 million used on purchases of noncontrolling interest;

•	Partially offset by proceeds of sale of real estate assets of $71.9 million;

•	$17.6 million of proceeds from sale of real estate joint venture interest; and

•	$3.9 million decrease in restricted cash.

Cash Flows from Financing Activities

During the six months ended June 30, 2017, net cash provided by financing activities was $159.4 million, primarily due to the following:

•	net borrowings of $82.4 million on mortgages payable;

•	net proceeds of $57.3 million from issuance of common stock;

•	net proceeds of $65.6 million from issuance of Series B preferred units;

•	$7.2 million of contributions from noncontrolling interests;

•	partially offset by $22.6 million in distributions paid to our noncontrolling interests;

•	$14.8 million paid in cash distributions paid to common stockholders;

•	$11.7 million paid in cash distributions paid to preferred stockholders;

•	$2.9 million payments of deferred financing costs; and

•	$1.2 million of repayments of our mortgages payable.

Capital Expenditures

The following table summarizes our total capital expenditures for the six months ended June 30, 2017 and 2016 (amounts in thousands):

	For the six months ended June 30,
	2017	2016
New development	$13,754	$-
Redevelopment/renovations	7,324	1,264
Routine capital expenditures	1,385	941
Total capital expenditures	$22,463	$2,205

We define redevelopment and renovation costs as non-recurring capital expenditures for significant projects that upgrade units or common areas and projects that are revenue enhancing for the six months ended June 30, 2017. We define routine capital expenditures as capital expenditures that are incurred at every property and exclude development, investment, revenue enhancing and non-recurring capital expenditures.

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

During the six months ended June 30, 2017, we incurred $3.2 million of acquisition and pursuit expense and $3.7 million of disposition expense, of which $5.6 million was our pro rata share of the expense. We incurred $1.5 million of acquisition and pursuit expense and no disposition expense during the six months ended June 30, 2016, of which $1.4 million was our pro-rata share of expense. The Company adopted ASU 2017-01 which resulted in the capitalization of costs incurred in asset acquisitions purchased after the effective date of January 1, 2017.

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

We have acquired interests in thirteen additional operating properties and three development investments, and sold six properties subsequent to June 30, 2016. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

The table below presents our calculation of FFO and AFFO for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss) attributable to common stockholders	$17,569	$(5,043)	$12,579	$(9,179)
Common stockholders pro-rata share of:
Real estate depreciation and amortization(1)	9,326	6,769	19,129	13,239
Gain on sale of real estate assets	(26,548)	—	(33,945)	—
Gain on sale of joint venture interests	(6,332)	—	(6,332)	—
FFO Attributable to Common Stockholders	$(5,985)	$1,726	$(8,569)	$4,060
Common stockholders pro-rata share of:
Amortization of non-cash interest expense	773	65	1,246	148
Acquisition and pursuit costs	18	227	3,024	1,373
Management internalization process expense	336	—	811	—
Loss on early extinguishment of debt	1,534	—	1,534	—
Non-recurring income	(16)	—	(16)	—
Non-cash preferred returns and equity in income of unconsolidated real estate joint ventures	(487)	—	(487)	—
Normally recurring capital expenditures(2)	(331)	(208)	(622)	(416)
Preferred stock accretion	641	166	974	289
Non-cash equity compensation	6,846	2,400	10,011	4,218
AFFO Attributable to Common Stockholders	$3,329	$4,376	$7,906	$9,672
FFO Attributable to Common Stockholders per share	$(0.23)	$0.08	$(0.34)	$0.20
AFFO Attributable to Common Stockholders per share	$0.13	$0.21	$0.31	$0.47
Weighted average common shares outstanding	26,076,572	20,688,631	25,535,839	20,611,802

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2017 (in thousands) which consisted of mortgage notes secured by our properties. At June 30, 2017, our estimated future required payments on these obligations were:

		Remainder of
	Total	2017	2018-2019	2020-2021	Thereafter
Mortgages Payable (Principal)	$781,602	$1,378	$11,653	$40,999	$727,572
Estimated Interest Payments on Mortgage Notes Payable, Unsecured Term Loans and Senior Unsecured Notes	177,456	13,890	55,086	52,817	55,663
Total	$959,058	$15,268	$66,739	$93,816	$783,235

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid
Class A common stock
October 4, 2016	December 23, 2016	$0.096667	January 5, 2017
January 6, 2017	January 25, 2017	$0.096666	February 3, 2017
January 6, 2017	February 24, 2017	$0.096667	March 3, 2017
January 6, 2017	March 24, 2017	$0.096667	April 5, 2017
April 7, 2017	April 25, 2017	$0.096666	May 5, 2017
April 7, 2017	May 25, 2017	$0.096667	June 5, 2017
April 7, 2017	June 23, 2017	$0.096667	July 5, 2017
Series A Preferred Stock
December 9, 2016	December 23, 2016	$0.515625	January 5, 2017
March 10, 2017	March 24, 2017	$0.515625	April 5, 2017
June 9, 2017	June 23, 2017	$0.515625	July 5, 2017
Series B Preferred Stock
October 4, 2016	December 23, 2016	$5.00	January 5, 2017
January 6, 2017	January 25, 2017	$5.00	February 3, 2017
January 6, 2017	February 24, 2017	$5.00	March 3, 2017
January 6, 2017	March 24, 2017	$5.00	April 5, 2017
April 7, 2017	April 25, 2017	$5.00	May 5, 2017
April 7, 2017	May 25, 2017	$5.00	June 5, 2017
April 7, 2017	June 23, 2017	$5.00	July 5, 2017
Series C Preferred Stock
December 9, 2016	December 23, 2016	$0.4765625	January 5, 2017
March 10, 2017	March 24, 2017	$0.4765625	April 5, 2017
June 9, 2017	June 23, 2017	$0.4765625	July 5, 2017
Series D Preferred Stock
December 9, 2016	December 23, 2016	$0.3859	January 5, 2017
March 10, 2017	March 24, 2017	$0.4453125	April 5, 2017
June 9, 2017	June 23, 2017	$0.4453125	July 5, 2017

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

Distributions paid for the six months ended June 30, 2017 and 2016, respectively, were funded from cash provided by operating activities except with respect to $0.8 million for the six months ended June 30, 2017, which was funded from sales of real estate, borrowings, and/or proceeds from our equity offerings.

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash provided by operating activities	$27,242	$18,278

Cash distributions to preferred shareholders	$(11,716)	$(2,643)
Cash distributions to common shareholders	(14,758)	(12,111)
Cash distributions to noncontrolling interests, excluding $21.1 million from sale of real estate investments	(1,589)	(1,186)
Total distributions	(28,063)	(15,940)

(Shortfall) excess	$(821)	$2,338

Proceeds from sale of joint venture interests	$17,603	$-
Proceeds from sale of real estate investments, net of noncontrolling distribution of $21.1 million	$50,892	$-

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to the interim Consolidated Financial Statements.

Subsequent Events

Other than the items disclosed in Note 13, “Subsequent Events” to our interim Consolidated Financial Statements for the period ended June 30, 2017, no material events have occurred that required recognition or disclosure in these financial statements.  See Note 13 to our interim Consolidated Financial Statements for discussion.

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

($ in thousands)

	2017	2018	2019	2020	2021	Thereafter	Total
Mortgage Notes Payable	$1,378	$4,086	$7,567	$29,800	$11,199	$727,572	$781,602
Average Interest Rate	3.84%	3.54%	3.52%	3.47%	3.55%	3.51%	3.51%

The fair value (in thousands) is estimated at $782.7 million for mortgages payable as of June 30, 2017.

The table above incorporates those exposures that exist as of June 30, 2017; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

As of June 30, 2017, a 100 basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would result in an increase or decrease in interest expense of approximately $1.0 million for the quarter ended June 30, 2017.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Accounting Officer, evaluated, as of June 30, 2017, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2017, our total long term indebtedness was approximately $781.6 million, and we may incur significant additional debt in the future. The Preferred Stock is subordinate to all of our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. Our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and as of the date of this filing, we have issued 5,721,460 shares of Series A Preferred Stock (146,460 of which have been issued in the Series A ATM Offering), 105,473 shares of Series B Preferred Stock, 2,323,750 shares of Series C Preferred Stock and 2,850,602 shares of Series D Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Preferred Stock would dilute the interests of the holders of shares of Preferred Stock, and any issuance of preferred stock senior to the Preferred Stock or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Preferred Stock. We may issue preferred stock on parity with the Preferred Stock without the consent of the holders of the Preferred Stock. Other than the Asset Coverage Ratio, our letter agreement with Cetera Financial Group, Inc. pertaining to our Series B Preferred Stock that requires us to maintain a preferred dividend coverage ratio and the right of holders to cause us to redeem the Series A Preferred Stock and Series C Preferred Stock upon a Change of Control/Delisting, none of the provisions relating to the Preferred Stock relate to or limit our indebtedness or afford the holders of shares of Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of shares of Preferred Stock.

Risks Relating to the Internalization Transaction

The Issuances of shares of our Class C Common Stock in connection with the Internalization, and the Issuances of shares of our Class A Common Stock upon redemption of OP Units and/or conversion of shares of our Class C Common Stock issued in connection with the Internalization, will have a dilutive effect and will reduce the voting power and relative percentage interests of current holders of our Class A Common Stockholders in our earnings and market value.

The Contribution Agreement provides for a formula to determine the Internalization Consideration, including the total number of OP Units and shares of Class C Common Stock that may be issued as Internalization Consideration. The Contribution Agreement does not impose a minimum or maximum number of OP Units or shares of Class C Common Stock that may be issued as Internalization Consideration. The issuance of shares of our Class C Common Stock in connection with the Internalization will have a dilutive effect and will reduce the voting power and relative percentage interests of current Class A Common Stockholders in our earnings and market value.

Additionally, part of the Internalization Consideration consists of OP Units, which may have a dilutive effect on the voting power and percentage interests of our current Class A Common Stockholders. Commencing on the one-year anniversary of the Closing, each OP Unit may be tendered for redemption, at the holder’s option and subject to the terms and conditions set forth in the limited partnership agreement of our Operating Partnership, for cash equal to the average closing price of Class A Common Stock for the ten (10) consecutive trading days immediately preceding the date we receive a notice of redemption, or, at our sole option, for shares of Class A Common Stock on a one-for-one basis, in lieu of cash. If the recipients of OP Units in the Internalization exercise their redemption rights and part or all of their outstanding OP Units are redeemed for shares of our Class A Common Stock, such redemption will have a dilutive effect on our common stock and reduce the relative percentage interests of existing common stockholders in our earnings, voting power and market value.

Future sales of our Class A Common Stock by the Contributors may adversely affect the market price of our Class A Common Stock. These sales also might make it more difficult for us to sell equity securities in the future at a time and price we deem appropriate. Upon consummation of the Internalization, our Operating Partnership will issue a number of OP Units to the Contributors as Internalization Consideration, which OP Units may be redeemed in shares of our Class A Common Stock rather than cash, at the Company’s option. In addition, upon consummation of the Internalization, we will issue a number of shares of our Class C Common Stock to the Contributors as Internalization Consideration, which shares of Class C Common Stock will be convertible, at the holder’s option (at any time and from time to time), into one (1) fully-paid and non-assessable share of our Class A Common Stock, and upon the occurrence of certain transfers of OP Units or shares of Class C Common Stock and similar events, will convert automatically into one (1) fully-paid and non-assessable share of our Class A Common Stock. The Contribution Agreement does not impose a minimum or maximum number of OP Units or shares of Class C Common Stock that may be issued as Internalization Consideration. Sales of a substantial number of shares of our Class A Common Stock by the Contributors, the perception or expectation that such sales may occur, or sales of shares of our Class A Common Stock to cover tax obligations (some of which may occur shortly after the closing of the Internalization), could have a material adverse effect on our business, financial condition, results of operations and the prevailing market price for shares of our Class A Common Stock.

The Internalization was negotiated between the Special Committee, which is comprised solely of independent and disinterested members of our board of directors, the Manager, which is affiliated with certain of our officers and directors, and the Contributors, including R. Ramin Kamfar, our Chairman, President and Chief Executive Officer, Gary Kachadurian, one of our directors, and certain other officers.

The Internalization was negotiated with the Manager, which is affiliated with certain of our officers and directors, and the Contributors, including Messrs. Kamfar and Kachadurian, Michael L. Konig, our General Counsel and Secretary, and Christopher A. Vohs, our Chief Accounting Officer and Treasurer. As a result, those officers and directors may have different interests than the Company as a whole. This potential conflict would not exist in the case of a transaction negotiated with unaffiliated third parties. Moreover, if the Manager or any Contributor breaches any of the representations, warranties or covenants made by it in the Contribution Agreement, we may choose not to enforce, or to enforce less vigorously, our rights because of our desire to maintain our ongoing relationship with the Manager, the Contributors and the interests of certain of our directors and officers. Moreover, the representations, warranties, covenants and indemnities in the Contribution Agreement are subject to limitations and qualifiers, which may also limit our ability to enforce any remedy under the Contribution Agreement.

Certain of our directors and executive officers have interests in the Internalization that are different from, and may potentially conflict with, the interests of us and our stockholders.

Certain of our directors and executive officers have interests in the Internalization that may be different from, or in addition to, the interests of our stockholders generally and that may create potential conflicts of interest, including (i) the payment of Internalization Consideration in connection with the Internalization directly or indirectly to certain of these individuals, including Messrs. Kamfar, Kachadurian, and Konig, and the entry by the applicable individuals into arrangements relating to the payment of that consideration, and (ii) the entry by Bluerock REIT Operator, LLC, a wholly owned subsidiary of our Manager (“Manager Sub”), in its post-Closing capacity as an indirect subsidiary of the Company, into employment agreements with Messrs. Kamfar and Vohs as well as James Babb, Jordan Ruddy and Ryan MacDonald, who are executive officers and principals of our Manager, and into a services agreement with Mr. Konig through Konig & Associates, all of which will become effective upon consummation of the Internalization.

In addition, Mr. Kamfar owns a controlling interest in Bluerock Real Estate, L.L.C. (“BRRE”), the sole managing member of our Manager; Messrs. Babb, MacDonald, Ruddy, Vohs and Konig are also executive officers or principals of our Manager; and Mr. Kachadurian is Vice Chairman of the Manager. The respective roles of these individuals in the Manager may create additional conflicts of interest in respect of the Internalization and the other transactions described in this proxy statement

Following the Internalization, Mr. Kamfar will control a significant number of votes in any matter presented to our Class A Common Stockholders for approval, including the election of directors.

Although, the Class C Common Stock to be issued in connection with the Internalization is not designed to provide for disproportionate voting rights, the issuance of the Class C Common Stock will result in Mr. Kamfar controlling significant voting power in matters submitted to a vote of our Class A Common Stockholders as a result of his beneficial ownership of Class C Common Stock (which will give him voting power equal to the economic interest in the Company issued to BRRE in the form of OP Units as if all of those OP Units were redeemed for shares of Class A Common Stock), including the election of directors. Mr. Kamfar may have interests that differ from our other stockholders, including by reason of his direct or indirect interest in our Operating Partnership, and may accordingly vote in ways that may not be consistent with the interests of those other stockholders.

Our net income, FFO and AFFO may decrease in the near term as a result of the Internalization.

We will expense all cash and non-cash costs involved in the Internalization. As a result, our statement of operations and FFO will be negatively impacted, driven predominately by the non-cash charges related to the issuance of OP Units and shares of Class C Common Stock as Internalization Consideration and, to a lesser extent, other transaction-related costs. In addition, while we will no longer effectively bear the costs of the various fees and expense reimbursements previously paid to the Manager if and after we become internally managed pursuant to the Internalization, our expenses will include the compensation and benefits of our executive officers and the employees of Manager Sub, which will then be our indirect subsidiary, as well as overhead previously paid by the Manager or its affiliates in managing our business and operations. Furthermore, these employees and consultants of Manager Sub will be providing us services historically provided by the Manager. There are no assurances that, following the Internalization, these employees and consultants will be able or incentivized to provide services at the same level or for the same costs as were previously provided to us by the Manager, and there may be other unforeseen costs, expenses and difficulties associated with operating as an internally managed company. If the expenses we assume as a result of the Internalization are higher than the fees that we currently pay the Manager or otherwise higher than we anticipate, we may not realize the anticipated cost savings and other benefits from the Internalization and our net income, FFO and AFFO could decrease further, which could have a material adverse effect on our business, financial condition and results of operations.

The Internalization may not be accretive to our stockholders.

The Internalization may not be accretive to our stockholders. While it is intended that the Internalization be accretive to our net income, earnings and AFFO, there can be no assurance that this will be the case, as, among other things, the expenses we assume as a result of the Internalization may be higher than we anticipate and we may not achieve our anticipated cost savings from the Internalization. The failure of the Internalization to be accretive to our stockholders could have a material adverse effect on our business, financial condition and results of operations.

We may not manage the Internalization effectively or realize its anticipated benefits.

We may not manage the Internalization effectively. The Internalization could be a time-consuming and costly process and we may encounter potential difficulties in the integration process including, among other things:

•	the inability to successfully internalize corporate management in a manner that permits us to achieve the cost savings anticipated to result from the Internalization, which could result in the anticipated benefits of the Internalization not being realized in the timeframe currently anticipated or at all;

•	the risk of not realizing all of the anticipated operational efficiencies or other anticipated strategic and financial benefits of the Internalization within the expected timeframe or at all;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the Internalization; and

•	performance shortfalls as a result of the diversion of management’s attention caused by completing the Internalization and integrating the companies’ operations.

For all these reasons, you should be aware that it is possible that the Internalization process could result in the distraction of our management, the disruption of our ongoing business or inconsistencies in our operations, services, standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with employees or third-parties to achieve the anticipated benefits of the Internalization, or could otherwise adversely affect our business and financial results. Therefore, the failure to plan and manage the Internalization effectively could have a material adverse effect on our business, financial condition and results of operations.

We depend on our key executives and other employees of an affiliate of the Manager. There is no guarantee that such key executives and employees will remain employed or engaged by us for any specified period of time, and will not engage in competitive activities if they cease to be employed with or engaged by us.

We depend on the key executives and employees of an affiliate of the Manager. It is expected that, following the consummation of the Internalization, we will continue to substantially depend on the services of Messrs. Kamfar, Babb, MacDonald, Ruddy and Vohs, who have each entered into employment agreements with Manager Sub, which will then be an indirect subsidiary of the Company, and Mr. Konig, who has entered into a services agreement with Manager Sub through Konig & Associates on substantially the same terms as the employment agreements. Each such agreement will become effective upon Closing, and will have an initial term through and including December 31, 2020. These agreements have been structured to incentivize our executives to stay through the end of their initial terms and, subject to the Company’s approval, to extend the terms of service for successive one-year terms. Nevertheless, as is presently the case under the Management Agreement with the Manager, the departure or the loss of the services of any of these individuals, or other senior management personnel or employees, following the Internalization could have a material adverse effect on our business, financial condition, results of operations and ability to effectively operate our business.

Further, the employment and services agreements entered into by Manager Sub with each of Messrs. Kamfar, Babb, MacDonald, Ruddy, Vohs and Konig contain certain restrictions on these executives, including a restriction on engaging in activities that are deemed competitive to our business. Although we believe these covenants to be enforceable under current law in the states in which we do business, there can be no guarantee that if our executives were to breach these covenants and engage in competitive activities, a court of law would fully enforce these restrictions. If these executives were to terminate their employment or service relationship (as applicable) with Manager Sub and engage in competitive activities, such activities could have a material adverse effect on our business, financial condition and results of operations.

Mr. Kamfar and certain other executive officers and members of our senior management team will have competing demands on their time and attention.

Mr. Kamfar, who will continue to serve as our Chief Executive Officer and President and as Chairman of our board of directors following the Internalization, and Messrs. Babb, Ruddy, MacDonald and Konig, will continue to have competing demands on their respective time and attention following the Internalization, principally with respect to the provision of services to certain outside entities affiliated with BRRE. Such competing demands are not expected to be different from those that presently exist, but there is no assurance those demands will not increase and may result in these individuals devoting time to such outside entities in a manner that could adversely affect our business. Under their respective employment or services agreements (as applicable), Mr. Kamfar and our other executive officers are permitted to devote time to certain outside activities, so long as those duties and activities do not unreasonably interfere with the performance of their respective duties to us.

We may be exposed to risks to which we have not historically been exposed, including liabilities with respect to the assets acquired from the Manager.

The Internalization will expose us to risks to which we have not historically been exposed. Pursuant to the Contribution Agreement, we will incur liabilities with respect to the assets acquired from the Manager and certain of its affiliates. In addition, our overhead will increase as a result of our becoming internally managed, as the responsibility for overhead relating to management of our business currently is borne by the Manager, and will become our responsibility following the Internalization. In addition, in our current externally-advised structure, we do not directly employ any employees. As a result of the Internalization, we will indirectly, through Manager Sub, employ persons who are currently associated with the Manager or its affiliates. As their employer, we will indirectly, through Manager Sub, be subject to those potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, and we will bear the costs of the establishment and maintenance of employee benefit plans, if established. Furthermore, these employees will be providing us services historically provided by the Manager, which will be provided with the support of the Administrative Services Agreement. There are no assurances that, following the Internalization, these employees of Manager Sub will be able to provide us with the same level of services as were previously provided to us by the Manager, and there may be other unforeseen costs, expenses and difficulties associated with operating as an internally managed company.

The representations, warranties, covenants and indemnities in the Contribution Agreement and related agreements are subject to limitations and qualifiers, which may limit our ability to enforce any remedy under these agreements.

The representations, warranties, covenants and indemnities in the Contribution Agreement, the related Administrative Services Agreement and other agreements related to the Internalization are subject to limitations and qualifiers, which may limit our ability to enforce any remedy under these agreements.  These include, without limitation, limitations on liability and materiality qualifiers on certain representations and covenants.

Conflicts of interest may exist or could arise in the future with our Operating Partnership and its limited partners, which may impede business decisions that could benefit our stockholders.

Following the implementation of our Company’s structure as a result of the Internalization, conflicts of interest may exist or could arise as a result of the relationships between us and our affiliates, on the one hand, and our Operating Partnership or any member thereof, on the other. Our directors and officers have duties to our Company and our stockholders under applicable Maryland law in connection with their management of our Company. At the same time, we, as general partner of our Operating Partnership, have fiduciary duties to our Operating Partnership and to its limited partners under Delaware law in connection with the management of our Operating Partnership. Our duties to our Operating Partnership and its limited partners as the general partner may come into conflict with the duties of our directors and officers to our Company and our stockholders. These conflicts may be resolved in a manner that is not in the best interest of our stockholders.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

3.1	Third Amended and Restated Bylaws of Bluerock Residential Growth REIT, Inc., incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 9, 2017

3.2	Articles Supplementary of the Company, dated July 20, 2017, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 21, 2017

10.1	Agreement of Purchase and Sale by and among BRE MF Crown Ridge LLC, BRE MF Canyon Springs LLC, BRE MF Cascades I LLC, BRE MF Cascades II LLC, BRE MF TPC LLC and CWS Apartment Homes LLC, dated as of March 15, 2017

10.2	First Amendment to Agreement of Purchase and Sale by and among BRE MF Crown Ridge LLC, BRE MF Canyon Springs LLC, BRE MF Cascades I LLC, BRE MF Cascades II LLC, BRE MF TPC LLC and CWS Apartment Homes LLC, dated as of March 20, 2017

10.3	Second Amendment to Agreement of Purchase and Sale by and among BRE MF Crown Ridge LLC, BRE MF Canyon Springs LLC, BRE MF Cascades I LLC, BRE MF Cascades II LLC, BRE MF TPC LLC and CWS Apartment Homes LLC, dated as of May 9, 2017

10.4	Assignment of Agreement of Purchase and Sale by and between CWS Apartment Homes LLC, dated as of March 22, 2017

10.5	Multifamily Loan and Security Agreement (Non-Recourse) by and between BRE MF Canyon Springs LLC and Wells Fargo Bank, National Association, dated as of May 27, 2014

10.6	Multifamily Note by BRE MF Canyon Springs LLC for the benefit of Wells Fargo Bank, National Association, dated as of May 27, 2014

10.7	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BRE MF Canyon Springs LLC for the benefit of Wells Fargo Bank, National Association, dated as of May 27, 2014

10.8	First Amendment to Multifamily Loan and Security Agreement and Other Loan Documents (Multipurpose) by and between BR CWS Canyon Springs Owner, LLC and Fannie Mae, dated as of June 9, 2017

10.9	Assumption and Release Agreement by and among BRE MF Canyon Springs LLC, BR CWS Canyon Springs Owner, LLC, BRE Apartment Holdings LLC, Steven J. Sherwood, The Steven J. Sherwood Trust, Established September 8, 1994 and Fannie Mae, dated as of June 9, 2017

10.10	Interest Rate Cap Reserve and Security Agreement by and between BR CWS Canyon Springs Owner, LLC and Fannie Mae, dated as of June 9, 2017

10.11	Assignment of Management Agreement by and among BR CWS Canyon Springs Owner, LLC, CWS Apartment Homes LLC and Fannie Mae, dated as of June 9, 2017

10.12	Multifamily Loan and Security Agreement (Non-Recourse) by and between BRE MF TPC LLC and Wells Fargo Bank, National Association, dated as of May 27, 2014

10.13	Multifamily Note by BRE MF TPC LLC for the benefit of Wells Fargo Bank, National Association, dated as of May 27, 2014

10.14	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BRE MF TPC LLC for the benefit of Wells Fargo Bank, National Association, dated as of May 27, 2014

10.15	First Amendment to Multifamily Loan and Security Agreement and Other Loan Documents (Multipurpose) by and between BR CWS Ciobolo Canyon Owner, LLC and Fannie Mae, dated as of June 9, 2017

10.16	Assumption and Release Agreement by and among BRE MF TPC LLC, BR CWS Ciobolo Canyon Owner, LLC, BRE Apartment Holdings LLC, Steven J. Sherwood, The Steven J. Sherwood Trust, Established September 8, 1994 and Fannie Mae, dated as of June 9, 2017

10.17	Interest Rate Cap Reserve and Security Agreement by and between BR CWS Ciobolo Canyon Owner, LLC and Fannie Mae, dated as of June 9, 2017

10.18	Assignment of Management Agreement by and among BR CWS Ciobolo Canyon Owner, LLC, CWS Apartment Homes LLC and Fannie Mae, dated as of June 9, 2017

10.19	Multifamily Loan and Security Agreement (Non-Recourse) by and between BRE MF Crown Ridge LLC and Wells Fargo Bank, National Association, dated as of May 27, 2014

10.20	Multifamily Note by BRE MF Crown Ridge LLC for the benefit of Wells Fargo Bank, National Association, dated as of May 27, 2014

10.21	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BRE MF Crown Ridge LLC for the benefit of Wells Fargo Bank, National Association, dated as of May 27, 2014

10.22	First Amendment to Multifamily Loan and Security Agreement and Other Loan Documents (Multipurpose) by and between BR CWS Crown Ridge Owner, LLC and Fannie Mae, dated as of June 9, 2017

10.23	Assumption and Release Agreement by and among BRE MF Crown Ridge LLC, BR CWS Crown Ridge Owner, LLC, BRE Apartment Holdings LLC, Steven J. Sherwood, The Steven J. Sherwood Trust, Established September 8, 1994 and Fannie Mae, dated as of June 9, 2017

10.24	Interest Rate Cap Reserve and Security Agreement by and between BR CWS Crown Ridge Owner, LLC and Fannie Mae, dated as of June 9, 2017

10.25	Assignment of Management Agreement by and among BR CWS Crown Ridge Owner, LLC, CWS Apartment Homes LLC and Fannie Mae, dated as of June 9, 2017

10.26	Multifamily Loan and Security Agreement (Non-Recourse) by and between BRE MF Cascades I LLC and Wells Fargo Bank, National Association, dated as of May 27, 2014

10.27	Multifamily Note by BRE MF Cascades I LLC for the benefit of Wells Fargo Bank, National Association, dated as of May 27, 2014

10.28	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BRE MF Cascades I LLC for the benefit of Wells Fargo Bank, National Association, dated as of May 27, 2014

10.29	First Amendment to Multifamily Loan and Security Agreement and Other Loan Documents (Multipurpose) by and between BR CWS Cascades I Owner, LLC and Fannie Mae, dated as of June 9, 2017

10.30	Assumption and Release Agreement by and among BRE MF Cascades I LLC, BR CWS Cascades I Owner, LLC, BRE Apartment Holdings LLC, Steven J. Sherwood, The Steven J. Sherwood Trust, Established September 8, 1994 and Fannie Mae, dated as of June 9, 2017

10.31	Interest Rate Cap Reserve and Security Agreement by and between BR CWS Cascades I Owner, LLC and Fannie Mae, dated as of June 9, 2017

10.32	Assignment of Management Agreement by and among BR CWS Cascades I Owner, LLC, CWS Apartment Homes LLC and Fannie Mae, dated as of June 9, 2017

10.33	Multifamily Loan and Security Agreement (Non-Recourse) by and between BRE MF Cascades II LLC and Wells Fargo Bank, National Association, dated as of May 27, 2014

10.34	Multifamily Note by BRE MF Cascades II LLC for the benefit of Wells Fargo Bank, National Association, dated as of May 27, 2014

10.35	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BRE MF Cascades II LLC for the benefit of Wells Fargo Bank, National Association, dated as of May 27, 2014

10.36	First Amendment to Multifamily Loan and Security Agreement and Other Loan Documents (Multipurpose) by and between BR CWS Cascades II Owner, LLC and Fannie Mae, dated as of June 9, 2017

10.37	Assumption and Release Agreement by and among BRE MF Cascades II LLC, BR CWS Cascades I Owner, LLC, BRE Apartment Holdings LLC, Steven J. Sherwood, The Steven J. Sherwood Trust, Established September 8, 1994 and Fannie Mae, dated as of June 9, 2017

10.38	Interest Rate Cap Reserve and Security Agreement by and between BR CWS Cascades II Owner, LLC and Fannie Mae, dated as of June 9, 2017

10.39	Assignment of Management Agreement by and among BR CWS Cascades II Owner, LLC, CWS Apartment Homes LLC and Fannie Mae, dated as of June 9, 2017

10.40	Limited Liability Company Agreement of BRG CWS Portfolio, LLC by Bluerock Residential Holdings, L.P., dated as of March 9, 2017

10.41	Limited Liability Company Agreement of BR CWS Portfolio Member, LLC by BRG CWS Portfolio, LLC, dated as of March 9, 2017

10.42	Limited Liability Company Agreement of BR CWS 2017 Portfolio JV, LLC by and among BR CWS Portfolio Member, LLC, CWS 2017 Portfolio, LLC and CWS 2017 Portfolio PM, LLC dated as of March 22, 2017

10.43	Limited Liability Company Agreement of BR CWS Canyon Springs Owner, LLC by BR CWS Portfolio JV, LLC, dated as of March 22, 2017

10.44	Limited Liability Company Agreement of BR CWS Ciobolo Canyon Owner, LLC by BR CWS Portfolio JV, LLC, dated as of March 22, 2017

10.45	Limited Liability Company Agreement of BR CWS Crown Ridge Owner, LLC by BR CWS Portfolio JV, LLC, dated as of March 22, 2017

10.46	Limited Liability Company Agreement of BR CWS Cascades I Owner, LLC by BR CWS Portfolio JV, LLC, dated as of March 22, 2017

10.47	Limited Liability Company Agreement of BR CWS Cascades II Owner, LLC by BR CWS Portfolio JV, LLC, dated as of March 22, 2017

10.48	Amendment to Dealer Manager Agreement by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and Bluerock Capital Markets, LLC, dated July 21, 2017, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2017

10.49	Amendment to Amended and Restated Warrant Agreement by and between Bluerock Residential Growth REIT, Inc., Computershare Inc. and Computershare Trust Company N.A., dated July 21, 2017, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 21, 2017

10.50	Seventh Amendment to Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated July 21, 2017, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 21, 2017

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

DATE:	August 9, 2017	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer and President
(Principal Executive Officer)

DATE:	August 9, 2017	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Accounting Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)

