Form 10-Q
period 2017-09-30
Bluerock Residential Growth REIT, Inc.
filed 2017-11-08
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares outstanding of the registrant’s

classes of common stock, as of November 2, 2017:

Class A Common Stock: 24,207,539 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-Q

September 30, 2017

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	September 30, 2017	December 31, 2016
ASSETS
Net Real Estate Investments
Land	$157,420	$142,274
Buildings and improvements	1,015,262	848,445
Furniture, fixtures and equipment	32,991	27,617
Construction in progress	32,696	10,878
Total Gross Real Estate Investments	1,238,369	1,029,214
Accumulated depreciation	(44,171)	(42,137)
Total Net Real Estate Investments	1,194,198	987,077
Cash and cash equivalents	134,632	82,047
Restricted cash	32,653	45,402
Notes and accrued interest receivable from related parties	56,771	21,267
Due from affiliates	1,756	948
Accounts receivable, prepaid and other assets	15,945	8,610
Preferred equity investments and investments in unconsolidated real estate joint ventures	94,912	91,132
In-place lease intangible assets, net	4,330	4,839
Total Assets	$1,535,197	$1,241,322

LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
Mortgages payable	$847,162	$710,575
Accounts payable	3,158	1,669
Other accrued liabilities	25,159	13,431
Due to affiliates	3,269	2,409
Distributions payable	8,580	7,328
Total Liabilities	887,328	735,412
8.250% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 10,875,000 shares authorized, and 5,721,460 issued and outstanding as of September 30, 2017 and December 31, 2016	138,622	138,316
Series B Redeemable Preferred Stock, liquidation preference $1,000 per share, 225,000 shares authorized, 137,708 and 21,482 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	120,925	18,938
7.6250% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized, 2,323,750 issued and outstanding as of September 30, 2017 and December 31, 2016	56,127	56,095
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 230,900,000 shares authorized; none issued and outstanding	—	—
7.125% Series D Cumulative Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized, 2,850,602 issued and outstanding as of September 30, 2017 and December 31, 2016	68,705	68,760
Common stock - Class A, $0.01 par value, 747,586,185 shares authorized; 24,193,109 and 19,567,506 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	242	196
Additional paid-in-capital	329,219	257,403
Distributions in excess of cumulative earnings	(106,838)	(84,631)
Total Stockholders’ Equity	291,328	241,728
Noncontrolling Interests
Operating partnership units	1,799	2,216
Partially owned properties	39,068	48,617
Total Noncontrolling Interests	40,867	50,833
Total Equity	332,195	292,561
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$1,535,197	$1,241,322

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Net rental income	$24,871	$18,572	$72,354	$52,013
Other property revenues	3,072	2,005	8,639	5,376
Interest income from related parties	2,120	—	5,741	—
Total revenues	30,063	20,577	86,734	57,389
Expenses
Property operating	11,969	7,896	33,935	22,592
Property management fees	781	595	2,250	1,659
General and administrative	1,103	1,177	4,249	4,155
Management fees	2,802	1,866	11,733	4,495
Acquisition and pursuit costs	15	689	3,215	2,143
Management internalization	826	—	1,647	—
Weather-related losses, net	678	—	678	—
Depreciation and amortization	11,763	7,166	33,094	22,465
Total expenses	29,937	19,389	90,801	57,509
Operating income (loss)	126	1,188	(4,067)	(120)
Other income (expense)
Other income	—	26	17	26
Preferred returns and equity in income of unconsolidated real estate joint ventures	2,688	3,074	7,865	8,617
Gain on sale of real estate investments	—	4,947	50,040	4,947
Gain on sale of real estate joint venture interest, net	—	—	10,238	—
Loss on early extinguishment of debt	—	(2,393)	(1,639)	(2,393)
Interest expense, net	(7,395)	(5,274)	(22,339)	(14,091)
Total other (expense) income	(4,707)	380	44,182	(2,894)
Net (loss) income	(4,581)	1,568	40,115	(3,014)
Preferred stock dividends	(7,038)	(3,940)	(19,271)	(8,391)
Preferred stock accretion	(905)	(275)	(1,889)	(568)
Net (loss) income attributable to noncontrolling interests
Operating partnership units	(125)	(37)	4	(173)
Partially-owned properties	(382)	(59)	18,388	(73)
Net (loss) income attributable to noncontrolling interests	(507)	(96)	18,392	(246)
Net (loss) income attributable to common stockholders	$(12,017)	$(2,551)	$563	$(11,727)

Net (loss) income per common share - Basic	$(0.45)	$(0.12)	$0.02	$(0.57)

Net (loss) income per common share – Diluted	$(0.45)	$(0.12)	$0.02	$(0.57)

Weighted average basic common shares outstanding	26,474,093	20,908,543	25,851,536	20,706,338
Weighted average diluted common shares outstanding	26,474,093	20,908,543	25,852,059	20,706,338

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2017

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Series D Preferred Stock
	Number of Shares	Par Value	Number of Shares	Value	Additional Paid- in Capital	Cumulative Distributions	Net (loss) income to Common Stockholders	Noncontrolling Interests	Total Equity
Balance, January 1, 2017	19,567,506	$196	2,850,602	$68,760	$257,403	$(70,807)	$(13,824)	$50,833	$292,561

Issuance of Class A common stock, net	4,603,236	46	-	-	57,313	-	-	-	57,359
Issuance costs for Series D preferred stock, net	-	-	-	(55)	-	-	-	-	(55)
Vesting of restricted stock compensation	-	-	-	-	9	-	-	-	9
Issuance of LTIP Units for director compensation	-	-	-	-	100	-	-	-	100
Issuance of LTIP Units for compensation	-	-	-	-	1,208	-	-	-	1,208
Issuance of Long-Term Incentive Plan ("LTIP") units	-	-	-	-	10,946	-	-	-	10,946
Series B warrants	-	-	-	-	2,048	-	-	-	2,048
Contributions from noncontrolling interests, nets	-	-	-	-	-	-	-	10,738	10,738
Distributions declared	-	-	-	-	-	(22,770)	-	(241)	(23,011)
Series A Preferred Stock distributions declared	-	-	-	-	-	(8,850)	-	-	(8,850)
Series A Preferred Stock accretion	-	-	-	-	-	(479)	-	-	(479)
Series B Preferred Stock distributions declared	-	-	-	-	-	(3,290)	-	-	(3,290)
Series B Preferred Stock accretion	-	-	-	-	-	(1,232)	-	-	(1,232)
Series C Preferred Stock distributions declared	-	-	-	-	-	(3,322)	-	-	(3,322)
Series C Preferred Stock accretion	-	-	-	-	-	(178)	-	-	(178)
Series D Preferred Stock distributions declared	-	-	-	-	-	(3,809)	-	-	(3,809)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	(29,706)	(29,706)
Redemption of operating partnership units	-	-	-	-	(6)	-	-	(13)	(19)
Redemption of Series B Redeemable Preferred Stock	-	-	-	-	31	-	-	-	31
Conversion of operating partnership units to Class A Common Stock	22,367	-	-	-	167	-	-	(167)	-
Noncontrolling interest related to sale of Fox Hill	-	-	-	-	-	-	-	(136)	(136)
Deconsolidation of MDA Apartments	-	-	-	-	-	-	-	(8,833)	(8,833)
Net income	-	-	-	-	-	-	21,723	18,392	40,115

Balance, September 30, 2017	24,193,109	$242	2,850,602	$68,705	$329,219	$(114,737)	$7,899	$40,867	$332,195

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands, except share and per share amounts)

	Nine Months Ended
	September 30,
	2017	2016

Cash flows from operating activities
Net income (loss)	$40,115	$(3,014)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	35,035	23,481
Amortization of fair value adjustments	(227)	(318)
Preferred returns and equity in income of unconsolidated real estate joint ventures	(7,865)	(8,617)
Gain on sale of real estate investments	(50,040)	(4,947)
Gain on sale of real estate joint venture interest, net	(10,238)	—
Loss on early extinguishment of debt	—	(1,104)
Distributions of income and preferred returns from preferred equity investments and unconsolidated real estate joint ventures	7,079	8,277
Share-based compensation attributable to directors' stock compensation plan	109	207
Share-based compensation to Manager - LTIP Units	12,154	5,898
Changes in operating assets and liabilities:
Due (from) to affiliates, net	170	707
Accounts receivable, prepaid and other assets	(7,247)	(3,570)
Accounts payable and other accrued liabilities	14,216	7,260
Net cash provided by operating activities	33,261	24,260

Cash flows from investing activities:
Acquisitions of real estate investments	(259,105)	(178,382)
Capital expenditures	(33,525)	(3,992)
Investment in notes receivable from related parties	(20,395)	—
Proceeds from sale of real estate investments	71,945	36,675
Proceeds from sale of real estate joint venture interest	17,603	—
Deconsolidation of interest in MDA Apartments	(16)	—
Purchase of interests from noncontrolling interests	(344)	(3,148)
Investment in unconsolidated real estate joint venture interests	(18,448)	(17,135)
Decrease (increase) in restricted cash	12,285	(13,081)
Net cash used in investing activities	(230,000)	(179,063)

Cash flows from financing activities:
Distributions to common stockholders	(22,235)	(18,223)
Distributions to noncontrolling interests	(29,948)	(2,844)
Distributions to preferred stockholders	(18,550)	(5,647)
Contributions from noncontrolling interests	10,738	4,142
Borrowings on mortgages payable	155,045	177,700
Repayments on mortgages payable	(1,841)	(68,141)
Payments of deferred financing fees	(3,685)	(2,917)
Net proceeds from issuance of common stock	57,359	38
Net proceeds from issuance of 8.250% Series A cumulative redeemable preferred stock	(173)	68,503
Net proceeds from issuance of Series B Redeemable Preferred Stock	101,015	7,649
Net proceeds from issuance of Warrants underlying the Series B Redeemable Preferred Stock	2,048	144
Net proceeds from issuance of 7.625% Series C cumulative redeemable preferred stock	(146)	56,019
Net proceeds from issuance of 7.125% Series D cumulative redeemable preferred stock	(55)	—
Payments to redeem Series B Redeemable Preferred Stock	(229)	—
Payments to redeem Operating Partnership Units	(19)	(59)
Net cash provided by financing activities	249,324	216,364

Net increase in cash and cash equivalents	$52,585	$61,561

Cash and cash equivalents at beginning of period	$82,047	$68,960

Cash and cash equivalents at end of period	$134,632	$130,521
Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$20,474	$13,006
Conversion of preferred equity investment to note receivable	$(14,435)	$—
Distributions payable – declared and unpaid	$8,580	$5,973
Mortgages assumed upon property acquisitions	$146,377	$39,054
Mortgages assumed by buyer upon sale of real estate assets	$(41,419)	$—
Reduction of assets from deconsolidation	$53,574	$—
Reduction of mortgages payable from deconsolidation	$36,854	$—
Reduction of other liabilities from deconsolidation	$1,002	$—
Reduction of noncontrolling interests from deconsolidation	$8,833	$—

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

As of September 30, 2017, the Company's portfolio consisted of interests in thirty-five properties (twenty-five operating properties and ten development properties). The Company’s thirty-five properties contain an aggregate of 10,761 units, comprised of 8,166 operating units and 2,595 units under development. As of September 30, 2017, these properties, exclusive of development properties, were approximately 94% occupied.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or the Operating Partnership’s wholly-owned subsidiaries, owns substantially all of the property interests acquired and investments made on the Company’s behalf. As of September 30, 2017, limited partners other than the Company owned approximately 10.29% of the Operating Partnership (1.01% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 9.28% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”)).

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

Certain amounts in prior periods, related to tenant reimbursements for utility expenses amounting to $1.0 million and $2.7 million for the three months and nine months ended September 30, 2016, have been reclassified to other property revenues from property operating expenses, to conform to the current period presentation which includes tenant reimbursements for utility expenses amounting to $1.6 million and $4.6 million for the three months and nine months ended September 30, 2017.  In addition, property management fees have been reclassified from property operating expenses.

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

If, after consideration of the VIE accounting literature, the Company has determined that an entity is not a VIE, the Company assesses the need for consolidation under other provisions of ASC 810.  These provisions provide for consolidation of majority-owned entities through a majority voting interest held by the Company providing control, or through determination of control by virtue of the Company being the general partner in a limited partnership or the controlling member of a limited liability company.

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

New Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, "Business Combinations; Clarifying the Definition of a Business" (“ASU 2017-01”). ASU 2017-01 modifies the requirements to meet the definition of a business under Accounting Standards Codification ("ASC") Topic 805, "Business Combinations." The amendments provide a screen to determine when a set of identifiable assets and liabilities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The impact is expected to result in fewer transactions being accounted for as business combinations. The Company believes that this amendment will result in most of its real estate acquisitions being accounted for as asset acquisitions rather than business combinations. ASU 2017-01 is effective for the Company for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The Company adopted this standard effective January 1, 2017. The impact to the Consolidated Financial Statements and related notes as a result of the adoption of this standard is primarily related to the difference in the accounting of acquisition costs. When accounting for these costs as a part of an asset acquisition, the Company is permitted to capitalize the costs. Upon the adoption of ASU 2017-01 the Company evaluates each acquisition of real estate or in-substance real estate to determine if the integrated set of assets and activities acquired meet the definition of a business and need to be accounted as a business combination. All acquisitions of real estate by the Company during 2017 to date do not meet the new definition of a business.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows; Restricted Cash" (“ASU 2016-18”). This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company will adjust the consolidated statement of cash flows as required in conjunction with the adoption of ASU 2016-08 in 2018. ASU 2016-18 is effective for the Company for annual and interim periods beginning after December 15, 2017 with early adoption permitted.

In August 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The ASU provides guidance on the treatment of cash receipts and cash payments for certain types of cash transactions, to eliminate diversity in practice in the presentation of the cash flow statement. For public business entities, the amendments in ASU 2016-15 are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Earlier application was permitted. The Company will adjust the consolidated statement of cash flows as required in conjunction with the adoption of ASU 2016-15 in 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company expects that, because of the ASU 2016-02’s emphasis on lessee accounting, ASU 2016-02 will not have a material impact on the Company’s accounting for leases. Consistent with present standards, the Company will continue to account for lease revenue on a straight-line basis. Also, consistent with the Company’s current practice, under ASU 2016-02 only initial direct costs that are incremental to the lessor will be capitalized.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). Under the new standard, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue is generally recognized net of allowances. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers-Deferral of the Effective Date which defers the effective date of the new revenue recognition standard until the first quarter of 2018.  Therefore, ASU 2014-09 will become effective for the Company in the first quarter of the fiscal year ending December 31, 2018.  Early adoption is permitted, but not earlier than the first quarter of the fiscal year ending December 31, 2017.  The ASU allows for either full retrospective or modified retrospective adoption. The Company has selected the modified retrospective approach. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers” (Topic 606): Identifying Performance Obligations and Licensing, which adds guidance on identifying performance obligations within a contract. The majority of the Company’s revenue is derived from rental income, which is scoped out from this standard and will be accounted for under ASU 2016-02, Leases, discussed above. The Company’s other revenue streams, which are being evaluated under this ASU, include but are not limited to other property revenues and interest income from related parties determined not to be within the scope of ASU 2016-02, and gains and losses from real estate dispositions. The Company will continue to assess the impact of the new standard and will adopt it as of January 1, 2018, however, the Company does expect additional disclosures that are required from the adoption of this standard.

In March 2016, the FASB issued ASU 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) (Topic 606)” (“ASU 2016-08”),which updates the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. The updates to the principal versus agent guidance (1) require an entity to determine whether it is a principal or an agent for each distinct good or service (or a distinct bundle of goods or services) to be provided to the customer; (2) illustrate how an entity that is a principal might apply the control principle to goods, services, or rights to services, when another party is involved in providing goods or services to a customer; (3) clarify that the purpose of certain specific control indicators is to support or assist in the assessment of whether an entity controls a specified good or service before it is transferred to the customer, provide more specific guidance on how the indicators should be considered, and clarify that their relevance will vary depending on the facts and circumstances; and (4) revise existing examples and add two new ones to more clearly depict how the guidance should be applied. The effective date and transition requirements for ASU 2016-08 are the same as the effective date and transition requirements of Topic 606, Revenue from Contracts with Customers (see ASU 2014-09 above). The majority of the Company’s revenue is derived from rental income, which is scoped out from this standard and will be accounted for under ASU 2016-02, Leases, discussed above.  The Company will continue to assess the impact of the new standard and will adopt it as of January 1, 2018, however, as noted above in Note 2, the Company has reclassified certain tenant reimbursements as other property revenues  and does expect additional disclosures from the adoption of this standard.

In February 2017, the FASB issued ASU 2017-05 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)" ("ASU 2017-05"). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. ASU 2017-05 also defines the term in substance nonfinancial asset. It is effective for annual periods beginning after December 15, 2017. The adoption of this standard is not anticipated to have a material impact on our consolidated financial statements.

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

Sale of MDA Apartments

On June 30, 2017, the Company closed on the sale of its interest in MDA Apartments, located in Chicago, Illinois. The Company’s 35% interest in the property was sold for approximately $18.3 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payment of closing costs and fees of $0.7 million, the sale of the joint venture interest in the property generated net proceeds of approximately $17.6 million and gain on sale of $10.2 million, of which the Company’s pro rata share of proceeds was approximately $11.0 million and pro rata share of the gain was approximately $6.4 million.

Election to Abandon East San Marco Development

On November 24, 2015, the Company entered into a cost-sharing agreement to pursue the acquisition of a tract of real property located in Jacksonville, Florida for the development of a 266-unit, Class A multifamily apartment community with 44,276 square feet of retail space, or the East San Marco Property.  In 2017 the Company elected to abandon pursuit of the development of the East San Marco Property due to significant cost escalations arising from scope changes imposed on the project after the start and from both general and market specific labor and material inflation, which negatively impacted the risk and return profile of the project.  The Company recognized approximately $2.9 million of acquisition and pursuit costs during the nine months ended September 30, 2017 based on its investment in a controlling equity position in the East San Marco Property prior to abandonment.

Note 4 – Investments in Real Estate

As of September 30, 2017, the Company was invested in twenty-five operating real estate properties and ten development properties generally through joint ventures, including convertible preferred equity investments, and mezzanine loans. The following tables provide summary information regarding our operating and development investments, which are either consolidated or presented on the equity method of accounting.

Operating Properties

Multifamily Community Name/Location	Number of Units	Year Built/Renovated (1)	Ownership Interest
ARIUM at Palmer Ranch, Sarasota, FL	320	2016	95.0%
ARIUM Grandewood, Orlando, FL	306	2005	95.0%
ARIUM Gulfshore, Naples, FL	368	2016	95.0%
ARIUM Palms, Orlando, FL	252	2008	95.0%
ARIUM Pine Lakes, Port St. Lucie, FL	320	2003	85.0%
ARIUM Westside, Atlanta, GA	336	2008	90.0%
Ashton Reserve, Charlotte, NC	473	2015	100.0%
Citrus Tower, Orlando, FL	336	2006	96.8%
Enders Place at Baldwin Park, Orlando, FL	220	2003	89.5%
James on South First, formerly Legacy at Southpark, Austin, TX	250	2016	90.0%
Marquis at Crown Ridge, San Antonio, TX	352	2009	90.0%
Marquis at Stone Oak, San Antonio, TX	335	2007	90.0%
Marquis at The Cascades, Tyler, TX	582	2009	90.0%
Marquis at TPC, San Antonio, TX	139	2008	90.0%
Nevadan, Atlanta, GA	480	1990	90.0%
Park & Kingston, Charlotte, NC	168	2015	96.0%
Preston View, Morrisville, NC	382	2000	91.8%
Roswell City Walk, Roswell, GA	320	2015	98.0%
Sorrel, Frisco, TX	352	2015	95.0%
Sovereign, Fort Worth, TX	322	2015	95.0%
The Brodie, Austin, TX	324	2001	92.5%
The Preserve at Henderson Beach, Destin, FL	340	2009	100.0%
Villages at Cypress Creek, Houston, TX	384	2001	80.0%
Wesley Village, Charlotte, NC	301	2010	91.8%
Whetstone, Durham, NC	204	2015	(2)
Total	8,166

(1) Represents date of last significant renovation or year built if there were no renovations.

(2) Whetstone is currently a preferred equity investment providing a stated investment return.

Depreciation expense was $8.9 million and $5.9 million, and $24.5 million and $16.7 million, for the three and nine months ended September 30, 2017 and 2016, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. In-place leases are amortized over the remaining term of the in-place leases, which is approximately six months. Amortization expense related to the in-place leases was $2.9 million and $1.3 million, and $8.6 million and $5.8 million, for the three and nine months ended September 30, 2017 and 2016, respectively.

Development Properties

Multifamily Community Name/Location	Planned Number of Units	Actual / Anticipated Initial Occupancy	Anticipated Construction Completion

Alexan CityCentre, Houston, TX	340	2Q 2017	4Q 2017
Helios, Atlanta, GA	282	2Q 2017	4Q 2017
Alexan Southside Place, Houston, TX	270	4Q 2017	2Q 2018
Lake Boone Trail, Raleigh, NC	245	3Q 2017	3Q 2018
Vickers Village, Roswell, GA	79	3Q 2018	4Q 2018
APOK Townhomes, Boca Raton, FL	90	3Q 2018	1Q 2019
Crescent Perimeter, Atlanta, GA	320	4Q 2018	2Q 2019
Domain, Garland, TX	299	4Q 2018	2Q 2019
West Morehead, Charlotte, NC	286	4Q 2018	2Q 2019
Flagler Village, Fort Lauderdale, FL	384	3Q 2019	3Q 2020
Total	2,595

Note 5 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity during the nine months ended September 30, 2017:

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

Acquisition of Texas Portfolio (“Texas Portfolio”)

On June 9, 2017, the Company, through subsidiaries of its Operating Partnership, acquired a 90.0% interest in a portfolio of five apartment community properties containing 1,408-units, located in San Antonio and Tyler, Texas for approximately $188.9 million.  The purchase price for the five-property portfolio was funded, in part, with the assumption of five senior mortgage loans of a total of approximately $146.4 million secured individually by each of the portfolio properties. The properties are Marquis at Crown Ridge, Marquis at Stone Oak and Marquis at TPC located in San Antonio, Texas, and Marquis at The Cascades I and II (considered one property subsequent to acquisition) located in Tyler, Texas.

Acquisition at Villages at Cypress Creek

 On September 8, 2017, the Company, through subsidiaries of its Operating Partnership, acquired an 80.0% interest in a 384-unit apartment community located in Houston, Texas, known as Villages at Cypress Creek (“Villages at Cypress Creek”) for approximately $40.7 million.  The purchase price for Villages at Cypress Creek of approximately $40.7 million was funded, in part, with a $26.2 million senior mortgage loan secured by the Villages at Cypress Creek property.

Acquisition of Citrus Tower

 On September 28, 2017, the Company, through subsidiaries of its Operating Partnership, acquired a 96.8% interest in a 336-unit apartment community located in Orlando, Florida, known as Citrus Tower (“Citrus Tower”) for approximately $55.3 million.  The purchase price for Citrus Tower of approximately $55.3 million was funded, in part, with a $41.4 million senior mortgage loan secured by the Citrus Tower property.

Purchase Price Allocations

The acquisitions of Wesley Village, Preston View, the Texas Portfolio, Villages at Cypress Creek, and Citrus Tower have been accounted for as asset acquisitions. The purchase prices were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition.

The following table summarizes the assets acquired and liabilities assumed at the acquisition date (amounts in thousands):

Purchase Price Allocation
Land	$40,473
Building	312,884
Building improvements	19,615
Land improvements	17,039
Furniture and fixtures	7,014
In-place leases	8,021
Other assets	666
Total assets acquired	$405,712
Mortgages assumed	$146,377
Total liabilities assumed	$146,377

The pro-forma information presented below represents the change in consolidated revenue and earnings as if the Company's acquisitions of Wesley Village, Preston View, the Texas Portfolio, Villages at Cypress Creek, Citrus Tower and 2016 acquisitions, had occurred on January 1, 2016 (amounts in thousands, except per share amounts).

	Nine Months Ended September 30,			Nine Months Ended September 30,
	2017			2016
	As Reported	Pro-Forma Adjustments	Pro-Forma	As Reported	Pro-Forma Adjustments	Pro-Forma

Revenues	$86,734	$17,796	$104,530	$57,389	$52,256	$109,645
Net income (loss)	$40,115	$10,128	$50,243	$(3,014)	$(17,384)	$(20,398)
Net income (loss) attributable to common stockholders	$563	$9,220	$9,783	$(11,727)	$(15,923)	$(27,650)

Income (loss) per share, basic and diluted (1)	$0.02		$0.38	$(0.57)		$(1.34)

(1) Pro-forma earnings (loss) per share, both basic and diluted, are calculated based on the net earnings (loss) attributable to the Company.

Aggregate property level revenues and net loss for 2017 acquisitions of Wesley Village, Preston View, the Texas Portfolio, Villages at Cypress Creek, and Citrus Tower since the properties’ respective acquisition dates, that are reflected in the Company’s consolidated statement of operations for the nine months ended September 30, 2017 amounted to $12.4 million and $3.9 million, respectively.

Note 6 – Notes and Interest Receivable due from Related Party

Following is a summary of the Notes and interest receivable due from related parties as of September 30, 2017 and December 31, 2016 (amounts in thousands):

Property	September 30, 2017	December 31, 2016

APOK Townhomes	$11,360	$—
Domain	20,528	—
West Morehead	24,883	21,267
Total	$56,771	$21,267

The interest income from related parties for the three and nine months ended September 30, 2017 and 2016 are summarized below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Property	2017	2016	2017	2016
APOK Townhomes	$424	$—	$1,232	$—
Domain	767	—	1,758	—
West Morehead	929	—	2,751	—
Interest income from related parties	$2,120	$—	$5,741	$—

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

On January 5, 2017, the Company increased the amount of the BRG West Morehead Mezz Loan to approximately $24.6 million.

In conjunction with the West Morehead development, on December 29, 2016, the West Morehead property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $34.5 million construction loan with an unaffiliated party, or the West Morehead Construction Loan, of which a de minimus amount is outstanding at September 30, 2017, and which is secured by the West Morehead property. The West Morehead Construction Loan matures on December 29, 2019, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The West Morehead Construction Loan bears interest on a floating basis on the amount drawn based on LIBOR plus 3.75%, subject to a minimum of 4.25%. Regular monthly payments are interest-only until September 2019, with further payments based on twenty-five-year amortization. The West Morehead Construction Loan can be prepaid without penalty.

In addition, on December 29, 2016, the West Morehead property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $7.3 million mezzanine loan with an unaffiliated party, of which $2.8 million is outstanding at September 30, 2017, and which is secured by membership interest in the joint venture developing the West Morehead property. The loan matures on December 29, 2019, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio, extension of the West Morehead Construction Loan and payment of an extension fee. The loan bears interest on a fixed rate of 11.5%. Regular monthly payments are interest-only. The loan can be prepaid prior to maturity provided the lender receives a cumulative return of 30% of its loan amount including all principal and interest paid.

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

In conjunction with the APOK Townhomes development, on December 29, 2016, the APOK Townhomes property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $18.7 million construction loan with an unaffiliated party, the Boca Construction Loan, of which $2.7 million is outstanding at September 30, 2017, which is secured by the APOK Townhomes property. The loan matures on June 29, 2019, and contains two one-year extension option, subject to certain conditions including a debt service coverage, stabilized occupancy and payment of an extension fee. The loan requires interest-only payments at prime plus 0.625%, subject to a floor of 4.125%. The loan can be prepaid without penalty.

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

In conjunction with the Domain 1 development, on March 3, 2017, the Domain 1 property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $30.3 million construction loan with an unaffiliated party, or the Domain 1 Construction Loan, of which none is outstanding at September 30, 2017, and which is secured by the Domain 1 property. The Domain 1 Construction Loan matures on March 3, 2020, and contains two one-year extension options, subject to certain conditions including construction completion, a debt service coverage, loan to value ratio and payment of an extension fee. The Domain 1 Construction Loan bears interest on a floating basis on the amount drawn based on LIBOR plus 3.25%. Regular monthly payments are interest-only until March 2020, with further payments based on thirty-year amortization. The Domain 1 Construction Loan can be prepaid without penalty.

In addition, on March 3, 2017, the Domain 1 property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $6.4 million mezzanine loan with an unaffiliated party, of which $2.5 million is outstanding at September 30, 2017, and which is secured by membership interest in the joint venture developing the Domain 1 property. The loan matures on March 3, 2020, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio, extension of the Domain 1 Construction Loan and payment of an extension fee. The loan bears interest on a fixed rate of 12.5%, with 9.5% paid currently. Regular monthly payments are interest-only. The loan can be prepaid prior to maturity provided the lender receives a minimum profit and 1% exit fee.

Note 7 – Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

Following is a summary of the Company’s ownership interests in the investments reported under the equity method of accounting. The carrying amount of the Company’s investments in unconsolidated real estate joint ventures as of September 30, 2017 and December 31, 2016 is summarized in the table below (amounts in thousands):

Property	September 30, 2017	December 31, 2016

Alexan CityCentre	$9,258	$7,733
Alexan Southside Place	19,015	17,322
APOK Townhomes	7	7,569
Domain	12	5,249
Flagler Village	25,384	14,035
Helios	16,360	16,360
Lake Boone Trail	11,930	9,919
West Morehead	14	13
Whetstone	12,932	12,932
Total	$94,912	$91,132

As of September 30, 2017, the Company had outstanding equity investments in nine multi-tiered joint ventures, each of which were created to develop a multifamily property. In each case, a wholly-owned subsidiary of the Operating Partnership made a preferred investment in a joint venture, except Flagler Village, Domain, West Morehead and APOK Townhomes, which are common interests, and West Morehead, APOK Townhomes and Domain, which are primarily mezzanine loan investments as discussed in Note 6. The common interests in these joint ventures, as well as preferred interests in some cases, are owned by affiliates of the Manager. In each case, the Company’s preferred investment in the joint venture generates a preferred return of 15% on its outstanding capital contributions and the Company is not allocated any of the income or loss. The joint venture is the controlling member in an entity whose purpose is to develop a multifamily property. Each joint venture in which the Company owns a preferred interest is required to redeem the Company’s preferred membership interests plus any accrued but unpaid preferred return on the earlier of the date which is six months following the maturity of the related development’s construction loan, or any earlier acceleration or due date. Additionally, the Company has the right, in its sole discretion, to convert its preferred membership interest in each joint venture into a common membership interest for a period of six months from the date upon which 70% of the units in the related development have been leased.

The following provides additional information regarding the Company’s preferred equity and investments.

The preferred returns and equity in income of the Company’s unconsolidated real estate joint ventures for the three and nine months ended September 30, 2017 and 2016 are summarized below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Property	2017	2016	2017	2016
Alexan CityCentre	$385	$294	$1,010	$791
Alexan Southside Place	740	655	2,113	1,950
APOK Townhomes	—	205	—	205
Domain	—	145	141	422
EOS	(3)	137	(25)	409
Flagler Village	(1)	(4)	(5)	(4)
Helios	619	619	1,835	1,842
Lake Boone Trail	451	375	1,319	1,117
West Morehead	—	141	—	435
Whetstone	497	507	1,477	1,450
Preferred returns and equity in income of unconsolidated joint venture	$2,688	$3,074	$7,865	$8,617

Summary combined financial information for the Company’s investments in unconsolidated real estate joint ventures as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016, is as follows:

	September 30, 2017	December 31, 2016
Balance Sheets:
Real estate, net of depreciation	$304,921	$197,742
Other assets	29,576	33,814
Total assets	$334,497	$231,556

Mortgages payable	$202,308	$97,598
Other liabilities	20,267	13,191
Total liabilities	$222,575	$110,789
Members’ equity	111,922	120,767
Total liabilities and members’ equity	$334,497	$231,556

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Operating Statement:
Rental revenues	$1,344	$1,841	$2,930	$4,608
Operating expenses	(1,466)	(885)	(2,870)	(2,577)
(Loss) income before debt service, acquisition costs, and depreciation and amortization	(122)	956	60	2,031
Interest expense, net	(2,924)	(344)	(7,395)	(999)
Acquisition costs	—	(3)	—	(3)
Depreciation and amortization	(939)	(771)	(1,922)	(2,296)
Operating (loss)	(3,985)	(162)	(9,257)	(1,267)
Net loss	$(3,985)	$(162)	$(9,257)	$(1,267)

Alexan CityCentre Interests

On July 1, 2014, through BRG T&C BLVD Houston, LLC, a wholly-owned subsidiary of the Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Bluerock Growth Fund, LLC (“BGF”), Fund II and Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”), affiliates of the Manager, and an affiliate of Trammell Crow Residential, to develop a 340-unit Class A apartment community located in Houston, Texas, to be known as Alexan CityCentre. The Company has made a capital commitment of approximately $9.3 million to acquire 100% of the Class A preferred equity interests in BR T&C BLVD JV Member, LLC, all of which has been funded as of September 30, 2017 (of which $2.8 million earns a 20% return).

On June 7, 2016, the Alexan CityCentre property owner (the “Alexan borrower”), which is owned by an entity in which the Company owns an indirect interest, entered into a loan modification agreement to amend the terms of its construction loan financing the construction and development of the Alexan CityCentre property (the “Alexan Development”). The maximum principal amount available to the Alexan borrower under the terms of the modified loan is $55.1 million, of which approximately $48.8 million is outstanding at September 30, 2017. The maturity date is January 1, 2020, subject to a single one-year extension exercisable at the option of the Alexan borrower. The interest rate on the loan is a variable per annum rate equal to the prime rate plus 0.5%, or LIBOR plus 3.00%, at the Alexan borrower’s option. The loan requires monthly interest payments until the maturity date, after which $60,000 monthly payments of principal will be required in addition to payment of accrued interest during the maturity extension period. The Alexan borrower was required to initially fund approximately $2.6 million as an interest reserve and approximately $0.6 million as an operating deficit reserve. Certain unaffiliated third parties agreed to guaranty the completion of the development of the Alexan Development and provided partial guaranties of the Alexan borrower’s principal and interest obligations under the loan. The Alexan borrower is required to complete the Alexan Development by December 31, 2017 (without extension for any reason). To obtain the loan modification, the Alexan borrower was required to contribute additional equity for the Alexan Development in the amount of approximately $2.2 million to be applied to development costs, of which the Company funded approximately $0.7 million and Bluerock Growth Fund II, LLC (“BGF II”), an affiliate of the Manager, funded $1.3 million as Class B preferred interests earning a 20% preferred return.

Alexan Southside Place Interests

On January 12, 2015, through BRG Southside, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund II and Fund III, which are affiliates of the Manager, and an affiliate of Trammell Crow Residential, to develop an approximately 270-unit Class A apartment community located in Houston, Texas, to be known as Alexan Southside Place. Alexan Southside Place will be developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC, as tenant under an 85-year ground lease. The Company has made a capital commitment of $19.0 million to acquire 100% of the preferred equity interests in BR Southside Member, LLC, all of which has been funded as of September 30, 2017 (of which $1.7 million earns a 20% return).

In conjunction with the Alexan Southside development, on April 7, 2015, the Alexan Southside leasehold interest holder, which is owned by an entity in which the Company owns an indirect interest, entered into a $31.8 million construction loan, of which $19.4 million is outstanding at September 30, 2017, which is secured by the leasehold interest in the Alexan Southside Place property. The loan matures on April 7, 2019, and contains a one-year extension option, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on the base rate plus 1.25% or LIBOR plus 2.25%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan can be prepaid without penalty.

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

Flagler Village Interests

On December 18, 2015, through BRG Flagler Village, LLC, a wholly-owned subsidiary of the Operating Partnership, BRG Flagler Village, LLC, the Company made an investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of ArchCo Residential, to develop an approximately 384-unit, Class A apartment community located in Fort Lauderdale, Florida. The Company has made a capital commitment of $49.9 million to acquire common interests in BR Flagler Village, LLC, of which $25.4 million has been funded at September 30, 2017.

Helios Interests

On May 29, 2015, through BRG Cheshire, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of Catalyst Development Partners II, to develop a 282-unit Class A apartment community located in Atlanta, Georgia, to be known as Helios Apartments. The Company has made a capital commitment of $16.4 million to acquire 100% of the preferred equity interests in BR Cheshire Member, LLC, all of which has been funded as of September 30, 2017.

In conjunction with the Helios development, on December 16, 2015, the Helios property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $38.1 million construction loan which is secured by the fee simple interest in the Helios property, of which approximately $32.8 million is outstanding at September 30, 2017. The loan matures on December 16, 2018, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.50%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan can be prepaid without penalty.

Lake Boone Trail Interests

On December 18, 2015, through BRG Lake Boone, LLC, a wholly-owned subsidiary of the Operating Partnership, BRG Lake Boone, LLC, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of Tribridge Residential, LLC, to develop an approximately 245-unit, Class A apartment community located in Raleigh, North Carolina (“Lake Boone Trail”). The Company has made a capital commitment of $11.9 million to acquire 100% of the preferred equity interests in BR Lake Boone JV Member, LLC, all of which has been funded at September 30, 2017.

In conjunction with the Lake Boone Trail development, on June 23, 2016, the Lake Boone property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $25.2 million construction loan which is secured by the fee simple interest in the Lake Boone Trail property, of which $10.8 million is outstanding as of September 30, 2017. The loan matures on December 23, 2019, and contains one extension option for one year to five years, subject to certain conditions including construction completion, a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.65%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan can be prepaid without penalty.

West Morehead Interests

On January 6, 2016, through BRG Morehead NC, LLC, a wholly-owned subsidiary of the Operating Partnership, BRG Morehead NC, LLC, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the Manager, and an affiliate of ArchCo Residential, to develop an approximately 286-unit Class A apartment community located in Charlotte, North Carolina to be known as West Morehead.  The Company has a 0.5% common equity interest in BR Morehead JV Member, LLC, at September 30, 2017. See Note 6 for further details regarding West Morehead and the BRG West Morehead Mezz Loan.

Whetstone Interests

On May 20, 2015, through BRG Whetstone Durham, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of TriBridge Residential, LLC, to acquire a 204-unit Class A apartment community located in Durham, North Carolina, to be known as Whetstone Apartments. The Company has made a capital commitment of $12.9 million to acquire 100% of the preferred equity interests in BR Whetstone Member, LLC, all of which has been funded as of September 30, 2017 (of which $0.7 million earns a 20% return). On October 2, 2016, the Company entered into an agreement that provided for an extended twelve-month period in which it had a right to convert into common ownership. The Company did not elect to convert into common ownership at October 2, 2017 and therefore, its preferred return would decrease to 6.5%. Effective April 1, 2017, Whetstone ceased paying its preferred return on a current basis. The accrued preferred return of $1.0 million is shown as a due from affiliates in the consolidated balance sheet. The Company has evaluated the preferred equity investment and accrued preferred return and determined that the investment is not impaired and will be fully recoverable in the future.

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

Note 8 – Mortgages Payable

The following table summarizes certain information as of September 30, 2017 and December 31, 2016, with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of September 30, 2017
Property	September 30, 2017	December 31, 2016	Interest Rate	Fixed/ Floating	Maturity Date
ARIUM at Palmer Ranch	$26,925	$26,925	3.40%	LIBOR + 2.17% (1)	February 1, 2023
ARIUM Grandewood	34,294	34,294	3.05%	Floating (2)	December 1, 2024
ARIUM Gulfshore	32,626	32,626	3.40%	LIBOR + 2.17% (1)	February 1, 2023
ARIUM Palms	24,999	24,999	3.45%	LIBOR + 2.22% (1)	September 1, 2022
ARIUM Pine Lakes	26,950	26,950	3.95%	Fixed	November 1, 2023
ARIUM Westside	52,150	52,150	3.68%	Fixed	August 1, 2023
Ashton Reserve I	31,528	31,900	4.67%	Fixed	December 1, 2025
Ashton Reserve II	15,270	15,270	3.85%	LIBOR + 2.62% (1)	January 1, 2026
Citrus Tower	41,438	—	4.07%	Fixed	October 1, 2024
Crescent Perimeter (3)	1,920	—	4.23%	LIBOR + 3.00% (1)	December 12, 2020
Enders Place at Baldwin Park (4)	24,401	24,732	4.30%	Fixed	November 1, 2022
Fox Hill	—	26,705
James on South First	26,500	26,500	4.35%	Fixed	January 1, 2024
Lansbrook Village	—	57,190
Marquis at Crown Ridge	29,362	—	2.84%	LIBOR + 1.61% (1)	June 1, 2024
Marquis at Stone Oak	43,125	—	2.84%	LIBOR + 1.61% (1)	June 1, 2024
Marquis at The Cascades I	33,207	—	2.84%	LIBOR + 1.61% (1)	June 1, 2024
Marquis at The Cascades II	23,175	—	2.84%	LIBOR + 1.61% (1)	June 1, 2024
Marquis at TPC	17,273	—	2.84%	LIBOR + 1.61% (1)	June 1, 2024
MDA Apartments	—	37,124
Nevadan	48,431	48,431	3.71%	LIBOR + 2.48% (1)	November 1, 2023
Park & Kingston (5)	18,432	18,432	3.41%	Fixed	April 1, 2020
Preston View	41,066	—	3.30%	LIBOR + 2.07% (1)	March 1, 2024
Roswell City Walk	51,000	51,000	3.63%	Fixed	December 1, 2026
Sorrel	38,684	38,684	3.52%	LIBOR + 2.29% (1)	May 1, 2023
Sovereign	28,880	28,880	3.46%	Fixed	November 10, 2022
The Brodie	34,825	34,825	3.71%	Fixed	December 1, 2023
The Preserve at Henderson Beach	36,484	36,989	4.65%	Fixed	January 5, 2023
Vickers Village (6)	3,875	—	4.23%	LIBOR + 3.00% (6)	December 1, 2020
Village Green of Ann Arbor	—	41,547
Villages at Cypress Creek	26,200	—	3.23%	Fixed	October 1, 2022
Wesley Village	40,545	—	4.25%	Fixed	April 1, 2024
Total	853,565	716,153
Fair value adjustments	2,055	1,364
Deferred financing costs, net	(8,458)	(6,942)
Total	$847,162	$710,575

(1) One month LIBOR as of September 30, 2017 was 1.23%.

(2) ARIUM Grandewood principal balance includes the initial advance of $29.44 million at a floating rate of 1.67% plus one month LIBOR and a $4.85 million supplemental loan at a floating rate of 2.74% plus one month LIBOR. At September 30, 2017, the interest rates on the initial advance and supplemental loan were 2.90% and 3.97%, respectively.

(3) Construction loan of up to $44.7 million, with interest at a floating rate of 3.00% plus one month LIBOR. The loan has a one-year extension option subject to certain conditions.

(4) The Enders Place at Baldwin Park principal balance includes a $16.6 million loan at a fixed rate of 3.97% and a $7.8 million supplemental loan at a fixed rate of 5.01%.

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

Villages at Cypress Creek

On September 8, 2017, the Company, through an indirect subsidiary, entered into an approximately $26.2 million loan secured by Villages at Cypress Creek. The loan matures October 1, 2022, with two-one year extensions subject to certain conditions, and bears interest at a fixed rate of 3.23%, with interest only payments until October l, 2020, and then fixed monthly payments based on 30-year amortization. After July 1, 2022, the loan may be prepaid without prepayment fee or yield maintenance.

Citrus Tower

On September 28, 2017, the Company, through an indirect subsidiary, entered into an approximately $41.4 million loan secured by Citrus Tower. The loan matures October 1, 2024, and bears interest at a fixed rate of 4.07%, with interest only payments until October l, 2019, and then fixed monthly payments based on 30-year amortization. After July 1, 2024, the loan may be prepaid without prepayment fee or yield maintenance.

Debt maturities

As of September 30, 2017, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2017 (October 1-December 31)	$738
2018	4,086
2019	7,652
2020	35,227
2021	12,173
Thereafter	793,689
$853,565
Add: Unamortized fair value debt adjustment	2,055
Subtract: Deferred financing costs, net	(8,458)
Total	$847,162

The net book value of real estate assets providing collateral for these above borrowings were $1,194.2 million and $987.1 million at September 30, 2017 and December 31, 2016, respectively.

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

Note 9 – Fair Value of Financial Instruments

As of September 30, 2017 and December 31, 2016, the Company believes the carrying value of cash and cash equivalents, accounts receivable, due to and from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities.  Based on the discounted amount of future cash flows currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $856.0 million and $714.8 million as of September 30, 2017 and December 31, 2016, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $855.6 million and $717.5 million, respectively.  The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs, as defined in ASC Topic 820, “Fair Value Measurement”) for similar types of borrowing arrangements.

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

The Company pays the Manager a base management fee in an amount equal to the sum of: (A) 0.25% of the Company’s stockholders’ existing and contributed equity prior to the IPO and in connection with our contribution transactions, per annum, calculated quarterly based on the Company’s stockholders’ existing and contributed equity for the most recently completed calendar quarter and payable in quarterly installments in arrears, and (B) 1.5% of the equity per annum of the Company’s stockholders who purchase shares of the Company’s stock, calculated quarterly based on their equity for the most recently completed calendar quarter and payable in quarterly installments in arrears. The base management fee is payable independent of the performance of the Company’s investments. The Company amended the Management Agreement to provide that the base management fee can be payable in cash or LTIP Units, at the election of the Board. The number of LTIP Units issued for the base management fee or incentive fee will be based on the fees earned divided by the 5-day trailing average Class A common stock price prior to issuance. Base management fees of $7.8 million and $4.3 million were expensed during the nine months ended September 30, 2017 and 2016, respectively.

Base management fees of $2.6 million were expensed during the three months ended June 30, 2017, and were paid through the issuance of 221,481 LTIP Units on August 9, 2017. The base management fees of $2.8 million for the three months ended September 30, 2017 will be paid through the issuance of approximately 253,300 LTIP Units assuming the $11.06 closing share price for the Company’s Class A common stock on September 29, 2017. The actual number of LTIP Units to be issued in payment of the base management fees for the three months ended September 30, 2017 is subject to change based on the average closing share price of the Company’s Class A common stock on the five business days prior to the date of issuance.

The Company also pays the Manager an incentive fee with respect to each calendar quarter in arrears. The incentive fee is equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) the Company’s adjusted funds from operations (“AFFO”), for the previous 12-month period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in the IPO and in future offerings and transactions, multiplied by the weighted average number of all shares of the Company’s Class A common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of Class A common stock, LTIP Units, and other shares of common stock underlying awards granted under the Incentive Plans and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to the IPO or in the contribution transactions, and (B) 8%, and (2) the sum of any incentive fee paid to the Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee is payable with respect to any calendar quarter unless AFFO is greater than zero for the four most recently completed calendar quarters. One half of each quarterly installment of the incentive fee will be payable in LTIP Units, calculated pursuant to the formula above. The remainder of the incentive fee will be payable in cash or in LTIP Units, at the election of the Board, in each case calculated pursuant to the formula above. Incentive fees of $4.0 million and $0.2 million were expensed during the nine months ended September 30, 2017 and 2016, respectively. Incentive fees for the three months ended June 30, 2017 were paid through the issuance of 299,045 LTIP Units on August 9, 2017. There was no incentive fee during the three months ended September 30, 2017.

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

LTIP amortization of $0.1 million and $0.5 million, and $1.2 million and $2.0 million, for the three and nine months ended September 30, 2017 and 2016, respectively, was recorded as part of general and administrative expenses, related to the 2015 LTIP Units and the 2016 LTIP Units. The expense recognized during 2017 and 2016 was based on the Class A common stock closing price at the vesting date or the end of the period, as applicable.

The Company is also required to reimburse the Manager for certain expenses and pay all operating expenses, except those specifically required to be borne by the Manager under the Management Agreement. Reimbursements of $0.4 million and $0.2 million, and $1.4 million and $0.5 million were expensed during the three and nine months ended September 30, 2017 and 2016, respectively, and of which $0.3 million and $1.1 million for the three and nine months ended September 30, 2017 are recorded as part of general and administrative expenses. In addition, the Manager was reimbursed for offering costs in conjunction with the January 2017 Common Stock Offering of $0.03 million during the nine months ended September 30, 2017.

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

On August 4, 2017, we announced that we, our Manager and the Contributors had entered into definitive agreements, as amended, (the “Contribution Agreement”) providing for the acquisition (the “Internalization”) by the Company of a newly-formed entity that will own the assets that our Manager uses to operate the business of the Company. The consideration to be paid to the Contributors in connection with the Internalization is based on a formula agreed to at the time the parties originally entered into the Management Agreement in April 2014, in connection with the Company’s initial public offering, and is equal to three (3) times the sum of the base management fee and incentive fee, in each case earned by the Manager under the current Management Agreement between the Manager, the Company and the Operating Partnership (the “Management Agreement”) during the 12-month period ending on the last day of the month of the most recently completed fiscal quarter prior to closing, which was the three months ended September 30, 2017 (the “Consideration”).

The Consideration is to be paid in a combination of OP Units, shares of the Company’s common stock, newly reclassified as Class C common stock (“Class C Common Stock”), and a de minimis amount of cash, and otherwise on terms consistent with the Contribution Agreement. The number of shares of Class C Common Stock and the number of OP Units to be issued in the Internalization is based on a per share and per OP Unit price, which is based on the volume-weighted average price on the NYSE MKT of our Class A common stock for the twenty (20) trading days beginning on and including September 11, 2017 through and including October 6, 2017, per an amendment dated August 9, 2017 to the definitive agreement, which the Company determined to be $10.64.

Upon closing of the Internalization, the Company will become a self-managed real estate investment trust. The following key executives and officers of our Manager will assume the following titles and duties with the Company: Mr. R. Ramin Kamfar will serve as our Chairman and Chief Executive Officer; Mr. James G, Babb, III, will serve as our Chief Investment Officer; Mr. Ryan S. MacDonald will serve as our Chief Acquisitions Officer; Mr. Jordan B. Ruddy will serve as our Chief Operating Officer and President; Mr. Christopher J. Vohs will serve as our Chief Financial Officer and Treasurer; and Mr. Michael L. Konig will serve as our Chief Legal Officer and Secretary. Messrs. Kamfar, Babb, MacDonald, Ruddy and Vohs have entered into employment agreements with an indirect subsidiary of the Company, and Mr. Konig has likewise entered into a services agreement with that subsidiary through his wholly-owned law firm, Konig & Associates, LLC on substantially the same terms as the employment agreements. Each such agreement will become effective upon Closing, and will have an initial term through and including December 31, 2020. As such, following the Internalization, our senior management team will continue to oversee, manage and operate the Company, and we will no longer be externally managed by the Manager. As an internally managed company, we will no longer pay the Manager any fees or expense reimbursements arising from the Management Agreement.

A special committee comprised entirely of independent and disinterested members of our board of directors (the “Special Committee”), which retained independent legal and financial advisors, unanimously determined that the entry into the Contribution Agreement and the completion of the Internalization are in the best interests of the Company. Our board of directors, by unanimous vote, made a similar determination. The Internalization closed in the fourth quarter of 2017. See Note 13, Subsequent Events.

The Manager may retain, at its sole cost and expense, the services of such persons and firms as the Manager deems necessary in connection with our management and operations (including accountants, legal counsel and other professional service providers), provided that such expenses are in amounts no greater than those that would be payable to third-party professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis. The Company incurred $0.5 million for legal costs reimbursed to the Manager in conjunction with acquisition, disposition, financing and other transactions in the nine months ended September 30, 2017.

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Series B Preferred Stock, the Company engaged a related party, as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager may re-allow the selling commissions and dealer manager fees to participating broker-dealers, and is expected to incur costs in excess of the 10%, which costs will be borne by the dealer manager. For the nine months ended September 30, 2017, the Company has incurred approximately $8.2 million and $3.5 million in selling commissions and dealer manager fees, respectively. In addition, the Manager was reimbursed for offering costs in conjunction with the Series B Preferred Offering of $0.6 million during the nine months ended September 30, 2017, which were recorded as a reduction to the proceeds of the offering.

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

Pursuant to the terms of the Management Agreement, summarized below are the related party amounts payable to our Manager, as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Amounts Payable to the Manager under the Management Agreement
Base management fee	$2,802	$2,015
Operating expense reimbursements and direct expense reimbursements	393	274
Offering expense reimbursements	74	120
Total amounts payable to Manager	$3,269	$2,409

As of September 30, 2017 and December 31, 2016, the Company had $1.8 million and $0.9 million, respectively, in receivables due from related parties other than the Manager, primarily for accrued preferred returns on unconsolidated real estate investments for the most recent month.

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

The following table reconciles the components of basic and diluted net loss per common share (amounts in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net (loss) income attributable to common stockholders	$(12,017)	$(2,551)	563	$(11,727)
Dividends on restricted stock expected to vest	—	—	—	(4)
Basic net (loss) income attributable to common stockholders	$(12,017)	$(2,551)	$563	$(11,731)

Weighted average common shares outstanding(1)	26,474,093	20,908,543	25,851,536	20,706,338

Potential dilutive shares(2)	—	—	523	—
Weighted average common shares outstanding and potential dilutive shares(1)	26,474,093	20,908,543	25,852,059	20,706,338

Net (loss) income per common share, basic	$(0.45)	$(0.12)	$0.02	$(0.57)
Net (loss) income per common share, diluted	$(0.45)	$(0.12)	$0.02	$(0.57)

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

(1)	For 2017, amounts relate to shares of the Company’s Class A common stock and LTIP Units outstanding. For 2016, amounts relate to shares of Class A and B-3 common stock and LTIP Units outstanding.

(2)	Excludes 251 shares of common stock, for the three months ended September 30, 2017, and 1,184 and 5,498 shares of common stock, for the three and nine months ended September 30, 2016, respectively, related to non-vested restricted stock, as the effect would be anti-dilutive.

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

Series B Preferred Stock Offering

The Company issued 116,486 shares of Series B Preferred Stock under a continuous registered offering with net proceeds of approximately $104.8 million after commissions and fees during the nine months ended September 30, 2017. As of September 30, 2017, the Company has sold 137,968 shares of Series B Preferred Stock and 137,968 Warrants to purchase 2,759,360 shares of Class A common stock for net proceeds of approximately $124.2 million after commissions and fees.

At-the-Market Offerings

On March 29, 2016, the Company, its Operating Partnership and its Manager entered into an At Market Issuance Sales Agreement (the “Series A Sales Agreement”) with FBR Capital Markets & Co. (“FBR”), and MLV & Co. LLC (“MLV”). Pursuant to the Series A Sales Agreement, FBR and MLV will act as distribution agents with respect to the offering and sale of up to $100,000,000 in shares of Series A Preferred Stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE MKT, or on any other existing trading market for Series A Preferred Stock or through a market maker (the “Series A ATM Offering”). Since March 31, 2016, the Company has sold 146,460 shares of Series A Preferred Stock for net proceeds of approximately $3.6 million after commissions in the ATM Offering. On April 8, 2016, the Company delivered notice to each of FBR and MLV, pursuant to the terms of the Series A Sales Agreement, to suspend all sales under the Series A ATM Offering. The Company terminated the Series A ATM Offering effective September 30, 2017.

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

On September 14, 2016, the Company, its Operating Partnership and its Manager entered into an At Market Issuance Sales Agreement (the “Series C Sales Agreement”) with FBR. Pursuant to the Series C Sales Agreement, FBR will act as distribution agent with respect to the offering and sale of up to $36,000,000 in shares of Series C Preferred Stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE MKT, or on any other existing trading market for Series C Preferred Stock or through a market maker (the “Series C ATM Offering”). Since September 14, 2016, the Company has sold 23,750 shares of Series C Preferred Stock for net proceeds of approximately $0.6 million after commissions in the Series C ATM Offering. On September 27, 2016, the Company delivered notice to FBR, pursuant to the terms of the Series C Sales Agreement, to suspend all sales under the Series C ATM Offering. The Company terminated the Series C ATM Offering effective September 30, 2017.

Operating Partnership and Long-Term Incentive Plan Units

As of September 30, 2017, limited partners other than the Company owned approximately 10.29% of the Operating Partnership (273,688 OP Units, or 1.01%, is held by OP Unit holders, and 2,502,389 LTIP Units, or 9.28%, is held by LTIP Unit holders.) OP Units are exchangeable for Class A common stock on a one-for-one basis. During the nine months ended September 30, 2017, 22,367 OP Units were converted into Class A common stock.

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

A summary of the status of the Company’s non-vested shares as of September 30, 2017 is as follows (amounts in thousands, except share amounts):

Non-Vested shares	Shares	Weighted average grant-date fair value
Balance at January 1, 2017	659	$22.75
Granted	—	—
Vested	(659)	22.75
Forfeited	—	—
Balance at September 30, 2017	—	$—

At September 30, 2017, there was no unrecognized compensation cost related to unvested restricted stock granted under the independent director compensation plan.

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

LTIP amortization of $0.1 million and $0.5 million, and $1.2 million and $2.0 million, for the three and nine months ended September 30, 2017 and 2016, respectively, was recorded as part of general and administrative expenses, related to the 2015 LTIP Units and the 2016 LTIP Units. The expense recognized during 2017 and 2016 was based on the Class A common stock closing price at the vesting date or the end of the period, as applicable.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid
Class A common stock
October 4, 2016	December 23, 2016	$0.096667	January 5, 2017
January 6, 2017	January 25, 2017	$0.096666	February 3, 2017
January 6, 2017	February 24, 2017	$0.096667	March 3, 2017
January 6, 2017	March 24, 2017	$0.096667	April 5, 2017
April 7, 2017	April 25, 2017	$0.096666	May 5, 2017
April 7, 2017	May 25, 2017	$0.096667	June 5, 2017
April 7, 2017	June 23, 2017	$0.096667	July 5, 2017
July 10, 2017	July 25, 2017	$0.096666	August 4, 2017
August 9, 2017	August 25, 2017	$0.096667	September 5, 2017
August 9, 2017	September 25, 2017	$0.096667	October 5, 2017
Series A Preferred Stock
December 9, 2016	December 23, 2016	$0.515625	January 5, 2017
March 10, 2017	March 24, 2017	$0.515625	April 5, 2017
June 9, 2017	June 23, 2017	$0.515625	July 5, 2017
September 8, 2017	September 25, 2017	$0.515625	October 5, 2017
Series B Preferred Stock
October 4, 2016	December 23, 2016	$5.00	January 5, 2017
January 6, 2017	January 25, 2017	$5.00	February 3, 2017
January 6, 2017	February 24, 2017	$5.00	March 3, 2017
January 6, 2017	March 24, 2017	$5.00	April 5, 2017
April 7, 2017	April 25, 2017	$5.00	May 5, 2017
April 7, 2017	May 25, 2017	$5.00	June 5, 2017
April 7, 2017	June 23, 2017	$5.00	July 5, 2017
July 10, 2017	July 25, 2017	$5.00	August 4, 2017
July 10, 2017	August 25, 2017	$5.00	September 5, 2017
July 10, 2017	September 25, 2017	$5.00	October 5, 2017
Series C Preferred Stock
December 9, 2016	December 23, 2016	$0.4765625	January 5, 2017
March 10, 2017	March 24, 2017	$0.4765625	April 5, 2017
June 9, 2017	June 23, 2017	$0.4765625	July 5, 2017
September 8, 2017	September 25, 2017	$0.4765625	October 5, 2017
Series D Preferred Stock
December 9, 2016	December 23, 2016	$0.3859	January 5, 2017
March 10, 2017	March 24, 2017	$0.4453125	April 5, 2017
June 9, 2017	June 23, 2017	$0.4453125	July 5, 2017
September 8, 2017	September 25, 2017	$0.4453125	October 5, 2017

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

Distributions declared and paid for the nine months ended September 30, 2017 were as follows (amounts in thousands):

	Distributions
2017	Declared	Paid
First Quarter
Class A Common Stock	$7,014	$6,566
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	525	395
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,100
OP Units	82	84
LTIP Units	496	480
Total first quarter 2017	$13,443	$12,682
Second Quarter
Class A Common Stock	$7,016	$7,015
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	1,054	837
Series C Preferred Stock	1,108	1,107
Series D Preferred Stock	1,270	1,270
OP Units	80	80
LTIP Units	551	533
Total second quarter 2017	$14,029	$13,792
Third Quarter
Class A Common Stock	7,017	7,016
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	1,711	1,508
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,270	1,269
OP Units	79	80
LTIP Units	676	625
Total third quarter 2017	$14,810	$14,555
Total	$42,282	$41,029

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

Note 13 – Subsequent Events

Declaration of Dividends

Declaration Date	Payable to stockholders of record as of	Amount	Payable Date
Class A common stock
October 13, 2017	October 25, 2017	$0.096666	November 3, 2017
October 13, 2017	November 24, 2017	$0.096667	December 5, 2017
October 13, 2017	December 22, 2017	$0.096667	January 5, 2018
Series B Preferred Stock
October 13, 2017	October 25, 2017	$5.00	November 3, 2017
October 13, 2017	November 24, 2017	$5.00	December 5, 2017
October 13, 2017	December 22, 2017	$5.00	January 5, 2018

Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate.

Distributions Paid

The following distributions were paid to the Company's stockholders, as well as holders of OP and LTIP Units subsequent to September 30, 2017 (amounts in thousands):

Shares	Declaration Date	Record Date	Date Paid	Distributions per Share	Total Distribution
Class A Common Stock	August 9, 2017	September 25, 2017	October 5, 2017	$0.096667	$2,339
Series A Preferred Stock	September 8, 2017	September 25, 2017	October 5, 2017	$0.515625	$2,950
Series B Preferred Stock	July 10, 2017	September 25, 2017	October 5, 2017	$5.000000	$646
Series C Preferred Stock	September 8, 2017	September 25, 2017	October 5, 2017	$0.4765625	$1,107
Series D Preferred Stock	September 8, 2017	September 25, 2017	October 5, 2017	$0.4453125	$1,269
OP Units	August 9, 2017	September 25, 2017	October 5, 2017	$0.096667	$26
LTIP Units	August 9, 2017	September 25, 2017	October 5, 2017	$0.096667	$242

Class A Common Stock	October 13, 2017	October 25, 2017	November 3, 2017	$0.096666	$2,340
Series B Preferred Stock	October 13, 2017	October 25, 2017	November 3, 2017	$5.000000	$718
OP Units	October 13, 2017	October 25, 2017	November 3, 2017	$0.096666	$240
LTIP Units	October 13, 2017	October 25, 2017	November 3, 2017	$0.096666	$29
Total					$11,906

Management Internalization

On October 26, 2017, at the annual meeting of stockholders, the Company’s stockholders approved the issuance, pursuant to the Contribution Agreement, of (i) OP Units, and shares of the Company’s Class A Common Stock that may be issued in the Company’s discretion upon redemption of such OP Units in certain circumstances, and (ii) shares of the Company’s Class C Common Stock, and shares of the Company’s Class A Common Stock that may be issued upon conversion of such shares of Class C Common Stock in certain circumstances; in each case, to the applicable contributor and its affiliates and related persons (each, a “Contributor”) in connection with the Internalization.

The Internalization transaction closed on October 31, 2017, and the following table shows the Internalization Consideration paid in aggregate to the Contributors based on the trailing twelve-month base management and incentive fees of $13,748,029.

Total Internalization Consideration	$41,244,086

Allocation of Internalization Consideration:
Internalization expense reimbursement	$450,000
Internalization Consideration paid in cash	$40,794
Internalization Consideration paid in OP Units	$39,938,226
Internalization Consideration paid in Class C common stock	$815,066

Volume-Weighted Average Price (“VWAP”)	$10.64

Number of OP Units Issued	3,753,593
Number of shares of Class C Common Stock Issued	76,603

Upon closing of the Internalization, the Company became a self-managed real estate investment trust. The following key executives and officers of the Manager assumed the following titles and duties with the Company: Mr. R. Ramin Kamfar serves as Chairman and Chief Executive Officer; Mr. James G, Babb, III, serves as Chief Investment Officer; Mr. Ryan S. MacDonald serves as Chief Acquisitions Officer; Mr. Jordan B. Ruddy serves as Chief Operating Officer and President; Mr. Christopher J. Vohs serves as Chief Financial Officer and Treasurer; and Mr. Michael L. Konig serves as Chief Legal Officer and Secretary. Messrs. Kamfar, Babb, MacDonald, Ruddy and Vohs have entered into employment agreements with an indirect subsidiary of the Company, and Mr. Konig has likewise entered into a services agreement with that subsidiary through his wholly-owned law firm, Konig & Associates, LLC on substantially the same terms as the employment agreements. Each such agreement became effective upon Closing, and has an initial term through and including December 31, 2020. As such, following the Internalization, the Company’s senior management team continues to oversee, manage and operate the Company, and the Company is no longer externally managed by the Manager. As an internally managed company, the Company no longer pays our Manager any fees or expense reimbursements arising from the Management Agreement.

A special committee comprised entirely of independent and disinterested members of the Company’s board of directors (the “Special Committee”), which retained independent legal and financial advisors, unanimously determined that the entry into the Contribution Agreement and the completion of the Internalization are in the best interests of the Company. The Company’s board of directors, by unanimous vote, made a similar determination.

In conjunction with the Internalization, 212,203 outstanding LTIP Units issued as incentive equity to our Manager became vested in accordance with their original terms.

Second Amended 2014 Incentive Plans

On October 26, 2017, at the annual meeting of stockholders, the Company’s stockholders approved the Second Amended 2014 Incentive Plans which provides for an aggregate of 1,550,000 shares of Class A Common Stock available for grant, an increase of 1,075,000 shares.

Conversion of LTIP Units to OP Units

On October 1, 2017, holders of 2,206,033 LTIP Units converted their interests into OP Units.

Entry into Senior secured revolving credit facility with KeyBank National Association

On October 4, 2017, the Company, through its Operating Partnership, entered into a credit agreement (the “Senior Credit Facility”) with KeyBank National Association (“KeyBank”) and other lenders. The Senior Credit Facility provides for an initial loan commitment amount of $150 million, which commitment contains an accordion feature up to a maximum commitment of up to $250 million. The availability of borrowings will be based on the value of a pool of collateral properties and compliance with various ratios related to those assets.

The Senior Credit Facility matures on October 4, 2020, with a one-year extension option, subject to certain conditions and the payment of an extension fee. Borrowings under the Senior Credit Facility bear interest, at the Company’s option, at LIBOR plus 1.80% to 2.45%, or the base rate plus 0.80% to 1.45%, depending on the Company’s leverage ratio. The Company will pay an unused fee at an annual rate of 0.20% to 0.25% of the unused portion of the Senior Credit Facility, depending on the amount of borrowings outstanding. The Senior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio, and minimum tangible net worth. The Company has guaranteed the obligations under the Senior Credit Facility.

Acquisition of Outlook at Greystone

On October 19, 2017, the Company, through subsidiaries of its Operating Partnership, acquired a 100.0% interest in a 300-unit apartment community located in Birmingham, Alabama, known as Outlook at Greystone (“Outlook at Greystone”) for approximately $36.3 million.  The purchase price for Outlook at Greystone of approximately $36.3 million was funded, in part, with the Company’s Secured Credit Facility, secured by a mortgage by the Outlook at Greystone property.

Acquisition of ARIUM Hunter’s Creek and ARIUM Metrowest

On October 30, 2017, the Company, through subsidiaries of its Operating Partnership, acquired a 100.0% interest in two apartment communities located in Orlando, Florida. The properties are a 532-unit apartment community, known as ARIUM Hunter’s Creek, and a 510-unit apartment community known as ARIUM Metrowest.

The purchase price for ARIUM Hunter’s Creek of approximately $96.9 million was funded, in part, with a $72.3 million senior mortgage loan secured by the ARIUM Hunter’s Creek property and improvements (the “ARIUM Hunter’s Creek Loan”). The ARIUM Hunter’s Creek Loan matures November 1, 2024 and bears interest at a fixed rate of 3.65%. Regular monthly payments are interest-only until November 1, 2019, with payments based on thirty-year amortization thereafter. The Company provided standard scope non-recourse carveout guarantees in conjunction with the ARIUM Hunter’s Creek Loan.

The purchase price for ARIUM Metrowest of approximately $86.0 million was funded, in part, through borrowings under the Company’s Senior Credit Facility.

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

As of September 30, 2017, our portfolio consisted of interests in thirty-five properties (twenty-five operating properties and ten development properties). The thirty-five properties contain an aggregate of 10,761 units, comprised of 8,166 operating units and 2,595 units under development. As of September 30, 2017, these properties, exclusive of our development properties, were approximately 94% occupied.

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

Management Internalization

On October 26, 2017, at the annual meeting of stockholders, our stockholders approved the issuance, pursuant to the Contribution Agreement, of (i) OP Units, and shares of the our Class A Common Stock that may be issued in the our discretion upon redemption of such OP Units in certain circumstances, and (ii) shares of the our Class C Common Stock, and shares of the our Class A Common Stock that may be issued upon conversion of such shares of Class C Common Stock in certain circumstances; in each case, to the applicable contributor and its affiliates and related persons (each, a “Contributor”) in connection with the Internalization.

The Internalization transaction closed on October 31, 2017, and the following table shows the Internalization Consideration paid in aggregate to the Contributors based on the trailing twelve-month base management and incentive fees of $13,748,029.

Total Internalization Consideration	$41,244,086

Allocation of Internalization Consideration:

Internalization expense reimbursement	$450,000
Internalization Consideration paid in cash	$40,794
Internalization Consideration paid in OP Units	$39,938,226
Internalization Consideration paid in Class C common stock	$815,066

Volume-Weighted Average Price (“VWAP”)	$10.64

Number of OP Units Issued	3,753,593
Number of shares of Class C Common Stock Issued	76,603

Upon closing of the Internalization, we became a self-managed real estate investment trust. The following key executives and officers of our Manager assumed the following titles and duties with the Company: Mr. R. Ramin Kamfar serves as our Chairman and Chief Executive Officer; Mr. James G, Babb, III, serves as our Chief Investment Officer; Mr. Ryan S. MacDonald serves as our Chief Acquisitions Officer; Mr. Jordan B. Ruddy serves as our Chief Operating Officer and President; Mr. Christopher J. Vohs serves as our Chief Financial Officer and Treasurer; and Mr. Michael L. Konig serves as our Chief Legal Officer and Secretary. Messrs. Kamfar, Babb, MacDonald, Ruddy and Vohs have entered into employment agreements with an indirect subsidiary of the Company, and Mr. Konig has likewise entered into a services agreement with that subsidiary through his wholly-owned law firm, Konig & Associates, LLC on substantially the same terms as the employment agreements. Each such agreement became effective upon Closing, and has an initial term through and including December 31, 2020. As such, following the Internalization, our senior management team continues to oversee, manage and operate the Company, and we are no longer externally managed by the Manager. As an internally managed company, we no longer pay the Manager any fees or expense reimbursements arising from the Management Agreement.

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

In conjunction with the Internalization, 212,203 outstanding LTIP Units issued as incentive equity to our Manager became vested in accordance with their original terms.

The following table reflects the impact of various LTIP Unit to OP Unit conversions and payment of Internalization Consideration subsequent to September 30, 2017:

	Shares and units outstanding September 30, 2017	LTIP Unit Conversion to OP Units (1)	Internalization Consideration in shares and units(2)	Post Internalization shares and units outstanding November 1, 2017 (3)

Class A Common Stock	24,193,109			24,193,109
Class C Common Stock	-		76,603	76,603
LTIP Units	2,502,389	(2,206,033)		296,356
Total share equivalents	26,695,498	(2,206,033)	76,603	24,566,068
OP Units	273,688	2,206,033	3,753,593	6,233,314
Total shares and OP Units	26,969,186	-	3,830,196	30,799,382

(1) Reflects the impact of LTIP Unit conversions to OP Units which occurred on October 1, 2017.

(2) Reflects the impact of the Internalization Consideration which was issued on October 31, 2017

(3) Does not include any share activity not noted above and LTIP Units does not include the issuance of LTIPs for the base management fee for the three months ended September 30, 2017 which was estimated at 253,300 at September 30, 2017 based on the $11.06

Second Amended 2014 Incentive Plans

On October 26, 2017, at the annual meeting of stockholders, our stockholders approved the Second Amended 2014 Incentive Plans which provides for an aggregate of 1,550,000 shares of Class A Common Stock available for grant, an increase of 1,075,000 shares.

Recent Developments

During the nine months ended September 30, 2017, we acquired eight stabilized properties, disposed of four properties, and converted two preferred equity investments into mezzanine financing arrangements as discussed below.

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

Acquisition of Texas Portfolio

On June 9, 2017, we, through subsidiaries of its Operating Partnership, acquired a 90.0% interest in a portfolio of five apartment community properties containing 1,408-units, located in San Antonio and Tyler, Texas for approximately $188.9 million.  The purchase price for the five-property portfolio was funded, in part, with the assumption of five senior mortgage loans of a total of approximately $146.4 million secured individually by each of the portfolio properties. The properties are Marquis at Crown Ridge, Marquis at Stone Oak and Marquis at TPC located in San Antonio, Texas, and Marquis at The Cascades I and II (considered one property subsequent to acquisition) located in Tyler, Texas.

Acquisition of Villages at Cypress Creek

 On September 8, 2017, we, through subsidiaries of its Operating Partnership, acquired an 80.0% interest in a 384-unit apartment community located in Houston, Texas, known as Villages at Cypress Creek (“Villages at Cypress Creek”) for approximately $40.7 million.  The purchase price for Villages at Cypress Creek of approximately $40.7 million was funded, in part, with a $26.2 million senior mortgage loan secured by the Villages at Cypress Creek property.

Acquisition of Citrus Tower

 On September 28, 2017, we, through subsidiaries of its Operating Partnership, acquired a 96.8% interest in a 336-unit apartment community located in Orlando, Florida, known as Citrus Tower (“Citrus Tower”) for approximately $55.3 million.  The purchase price for Citrus Tower of approximately $55.3 million was funded, in part, with a $41.4 million senior mortgage loan secured by the Citrus Tower property.

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

Notes and accrued interest receivable from related parties

During the nine months ended September 30, 2017, Bluerock Special Opportunity + Income Fund II, (“Fund II”) redeemed our preferred equity interests in APOK and Domain, we obtained 0.5% common interests in APOK and Domain, and we provided mezzanine loans to APOK of approximately $11.2 million and to Domain of approximately $20.3 million. In addition, we increased the mezzanine loan to West Morehead by $3.3 million, to approximately $24.6 million. See Notes 6 and 7 to the interim Consolidated Financial Statements for additional information.

Recent Stock Offerings

During the nine months ended September 30, 2017 we continued to raise capital to finance our investment activities.

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

Series B Preferred Stock

We issued 116,486 shares of Series B Preferred Stock under a continuous registered offering with net proceeds of approximately $104.8 million after commissions and fees during the nine months ended September 30, 2017. As of September 30, 2017, the Company has sold 137,968 shares of Series B Preferred Stock and 137,968 Warrants to purchase 2,759,360 shares of Class A common stock for net proceeds of approximately $124.2 million after commissions and fees.

Our total stockholders’ equity increased $49.6 million from $241.7 million as of December 31, 2016 to $291.3 million as of September 30, 2017. The increase in our total stockholders’ equity is primarily attributable to our January 2017 Common Stock Offering of $57.3 million, our net income of $21.7 million, and equity compensation of $12.2 million, offset by dividends declared of $42.0 million, during the nine months ended September 30, 2017.

Election to Abandon East San Marco Development

On November 24, 2015, we entered into a cost-sharing agreement to pursue the acquisition of a tract of real property located in Jacksonville, Florida for the development of a 266-unit, Class A multifamily apartment community with 44,276 square feet of retail space, or the East San Marco Property.  In 2017 we elected to abandon pursuit of the development of the East San Marco Property due to significant cost escalations arising from scope changes imposed on the project after the start and from both general and market specific labor and material inflation, which negatively impacted the risk and return profile of the project.  The Company recognized approximately $2.9 million of acquisition and pursuit costs during the nine months ended September 30, 2017 based on its investment in a controlling equity position in the East San Marco Property prior to abandonment.

Results of Operations

The following is a summary of our operating real estate investments as of September 30, 2017:

Multifamily Community Name/Location	Number of Units	Year Built/Renovated (1)	Ownership Interest	Average Rent (2)	% Occupied (3)
ARIUM at Palmer Ranch, Sarasota, FL	320	2016	95.0%	$1,201	97%
ARIUM Grandewood, Orlando, FL	306	2005	95.0%	1,231	94%
ARIUM Gulfshore, Naples, FL	368	2016	95.0%	1,235	92%
ARIUM Palms, Orlando, FL	252	2008	95.0%	1,257	96%
ARIUM Pine Lakes, Port St. Lucie, FL	320	2003	85.0%	1,152	98%
ARIUM Westside, Atlanta, GA	336	2008	90.0%	1,466	97%
Ashton Reserve, Charlotte, NC	473	2015	100.0%	1,066	93%
Citrus Tower, Orlando, FL	336	2006	96.8%	1,227	92%
Enders Place at Baldwin Park, Orlando, FL	220	2003	89.5%	1,675	91%
James on South First, formerly Legacy at Southpark, Austin, TX	250	2016	90.0%	1,151	94%
Marquis at Crown Ridge, San Antonio, TX	352	2009	90.0%	960	94%
Marquis at Stone Oak, San Antonio, TX	335	2007	90.0%	1,387	92%
Marquis at The Cascades, Tyler, TX	582	2009	90.0%	1,105	92%
Marquis at TPC, San Antonio, TX	139	2008	90.0%	1,413	92%
Nevadan, Atlanta, GA	480	1990	90.0%	1,104	95%
Park & Kingston, Charlotte, NC	168	2015	96.0%	1,227	96%
Preston View, Morrisville, NC	382	2000	91.8%	1,005	96%
Roswell City Walk, Roswell, GA	320	2015	98.0%	1,496	97%
Sorrel, Frisco, TX	352	2015	95.0%	1,209	94%
Sovereign, Fort Worth, TX	322	2015	95.0%	1,243	95%
The Brodie, Austin, TX	324	2001	92.5%	1,111	95%
The Preserve at Henderson Beach, Destin, FL	340	2009	100.0%	1,359	94%
Villages at Cypress Creek, Houston, TX	384	2001	80.0%	1,046	93%
Wesley Village, Charlotte, NC	301	2010	91.8%	1,290	93%
Whetstone, Durham, NC (4)	204	2015	—	1,117	95%
Total/Average	8,166			$1,214	94%

(1) Represents date of last significant renovation or year built if there were no renovations.

(2) Represents the average effective monthly rent per occupied unit for all occupied units for the three months ended September 30, 2017. Total concessions for the three months ended September 30, 2017 amounted to approximately $1.1 million.

(3) Percent occupied is calculated as (i) the number of units occupied as of September 30, 2017, divided by (ii) total number of units, expressed as a percentage.

(4) Whetstone is currently a preferred equity investment providing a stated investment return.

The following is a summary of our development properties as of September 30, 2017:

Multifamily Community Name, Location	Number of Units	Total Estimated Construction Cost (in millions)	Cost to Date (in millions)	Estimated Construction Cost Per Unit	Actual/ Anticipated Initial Occupancy	Anticipated Construction Completion	Pro Forma Average Rent (1)
Alexan CityCentre, Houston, TX	340	$83.0	$79.9	$244,118	2Q17	4Q17	$2,144
Helios, Atlanta, GA	282	$50.9	$46.4	$180,496	2Q17	4Q17	$1,486
Alexan Southside Place, Houston, TX	270	$49.0	$40.6	$181,481	4Q17	2Q18	$2,012
Lake Boone Trail, Raleigh, NC	245	$40.2	$28.0	$164,082	3Q17	3Q18	$1,271
Vickers Village, Roswell, GA	79	$30.6	$18.2	$387,342	3Q18	4Q18	$3,176
APOK Townhomes, Boca Raton, FL	90	$28.9	$12.5	$321,111	3Q18	1Q19	$2,549
Crescent Perimeter, Atlanta, GA	320	$70.0	$29.0	$218,750	4Q18	2Q19	$1,749
Domain, Garland, TX	299	$52.6	$13.9	$175,920	4Q18	2Q19	$1,469
West Morehead, Charlotte, NC	286	$60.0	$22.1	$209,790	4Q18	2Q19	$1,507
Flagler Village, Fort Lauderdale, FL	384	$137.3	$28.6	$357,552	3Q19	3Q20	$2,358
Total	2,595						$1,858

(1) Represents the average pro forma effective monthly rent for all expected occupied units upon stabilization.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenue

Net rental income increased $6.3 million, or 34%, to $24.9 million for the three months ended September 30, 2017 as compared to $18.6 million for the same prior year period. The acquisition of various interests in fifteen properties subsequent to September 30, 2016 increased net rental income by $12.8 million while the sales of five properties including Lansbrook Village, MDA Apartments, Fox Hill, Springhouse at Newport News, and Village Green Ann Arbor decreased net rental income by $6.6 million.

Other property revenue increased $1.1 million, or 55%, to $3.1 million for the three months ended September 30, 2017 as compared to $2.0 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above of $1.5 million offset by the sales noted above of $0.7 million.

Interest income from related parties increased by $2.1 million due to interest earned on the mezzanine loans made during the last three quarters.

Expenses

Property operating expenses increased $4.1 million, or 52%, to $12.0 million for the three months ended September 30, 2017 as compared to $7.9 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above of $3.9 million, offset by sales the sales noted above of $2.0 million. Property NOI margins decreased to 57.2% of total revenues for the three months ended September 30, 2017 from 61.6% in the prior year quarter. Property margins have been impacted by the sales of properties owned for longer time periods which were efficiently operated with assets purchased more recently that had not yet achieved the same level of operational efficiency. Property NOI margins are computed as total property revenues less property operating expenses, divided by total property revenues.

Property management fees expenses increased $0.2 million, or 33%, to $0.8 million for the three months ended September 30, 2017 as compared to $0.6 million in the same prior year period.  This increase was primarily due to the acquisition of interests in the properties noted above, offset by the impact of the sales of properties.

General and administrative expenses decreased to $1.1 million for the three months ended September 30, 2017 as compared to $1.2 million for the same prior year period. Excluding non-cash equity compensation expense of $0.1 million and $0.6 million for the three months ended September 30, 2017 and 2016, respectively, general and administrative expenses were $1.0 million, or 3.2% of revenues for the three months ended September 30, 2017 as compared to $0.6 million, or 3.0% of revenues, for the same prior year period.

Management fees increased to $2.8 million for the three months ended September 30, 2017 as compared to $1.9 million for the same prior year period. Base management fees of $2.8 million and $1.7 million were incurred in the three months ended September 30, 2017 and 2016, respectively. Incentive management fees of $0.2 million were incurred in the three months ended September 30, 2016. Base management fees increased primarily due to an increase in equity as a result of the Follow-On Offerings. Management fees of $2.8 million for the quarter ended September 30, 2017 will be paid in LTIP Units in lieu of cash.

Acquisition and pursuit costs were minimal for the three months ended September 30, 2017 as compared to $0.7 million for the same prior year period. The Company adopted ASU 2017-01 which resulted in the capitalization of costs incurred in asset acquisitions purchased after the effective date of January 1, 2017.

Weather-related losses of $0.7 million were incurred in the three months ended September 30, 2017 related to Hurricane Irma at six properties in Florida and three properties in Georgia.

Depreciation and amortization expenses were $11.8 million for the three months ended September 30, 2017 as compared to $7.2 million for the same prior year period. The increase is related to additional depreciation and amortization expense on the acquisition of the properties mentioned above of $7.4 million, offset by a decrease due to the sale of the five properties of $1.9 million.

Other Income and Expense

Other income and expenses amounted to expense of $4.7 million for the three months ended September 30, 2017 compared to income of $0.4 million for the same prior year period. This was primarily due to the gain on the sale of Springhouse at Newport News of $4.9 million and the loss on early extinguishment of debt of $2.4 million in the prior year quarter, offset by an increase in interest expense, net, of $2.1 million, as the result of the increase in mortgages payable resulting from the acquisition of interests in the properties mentioned above.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenue

Net rental income increased $20.4 million, or 39%, to $72.4 million for the nine months ended September 30, 2017 as compared to $52.0 million for the same prior year period. The acquisition of various interests in fifteen properties subsequent to September 30, 2016 increased net rental income by $28.2 million while the sales of five properties including Lansbrook Village, MDA Apartments, Fox Hill, Springhouse at Newport News, and Village Green Ann Arbor decreased net rental income by $12.7 million.

Other property revenue increased $3.2 million, or 59%, to $8.6 million for the nine months ended September 30, 2017 as compared to $5.4 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above of $3.5 million offset by the sales noted above of $1.2 million.

Interest income from related parties increased by $5.7 million due to interest earned on the mezzanine loans made during the last three quarters.

Expenses

Property operating expenses increased $11.3 million, or 50%, to $33.9 million for the nine months ended September 30, 2017 as compared to $22.6 million for the same prior year period. This increase was primarily due to the acquisition of interests in the properties noted above of $8.9 million, offset by sales the sales noted above of $3.6 million. Property NOI margins decreased to 58.1% of total revenues for the nine months ended September 30, 2017 from 60.6% in the prior year quarter. Property margins have been impacted by the sales of properties owned for longer time periods which were efficiently operated with assets purchased more recently that had not yet achieved the same level of operational efficiency. Property NOI margins are computed as total property revenues less property operating expenses, divided by total property revenues.

Property management fees expenses increased $0.6 million, or 35%, to $2.3 million for the nine months ended September 30, 2017 as compared to $1.7 million in the same prior year period.  This increase was primarily due to the acquisition of interests in the properties noted above, offset by the impact of the sales of properties.

 General and administrative expenses were flat at $4.2 million for the nine months ended September 30, 2017 versus the same amount for 2016. Excluding non-cash equity compensation expense of $1.3 million and $2.2 million for the nine months ended September 30, 2017 and 2016, respectively, general and administrative expenses were $2.9 million, or 3.4% of revenues for the nine months ended September 30, 2017 as compared to $2.0 million, or 3.4% of revenues, for the same prior year period.

Management fees increased to $11.7 million for the nine months ended September 30, 2017 as compared to $4.5 million for the same prior year period. Base management fees of $7.8 million and $4.3 million were incurred in the nine months ended September 30, 2017 and 2016, respectively. Incentive management fees of $4.0 million and $0.2 million were incurred in the nine months ended September 30, 2017 and 2016, respectively, primarily due to the realized gains on asset sales. Base management fees increased primarily due to an increase in equity as a result of the Follow-On Offerings. Management fees of $2.8 million for the quarter ended September 30, 2017 will be paid in LTIP Units in lieu of cash while base management fees of $8.9 million for the six months ended June 30, 2017 were paid through the issuance of 738,479 LTIP Units.

Acquisition and pursuit costs were $3.2 million for the nine months ended September 30, 2017 as compared to $2.1 million for the same prior year period. The Company adopted ASU 2017-01 which resulted in the capitalization of costs incurred in asset acquisitions purchased after the effective date of January 1, 2017. Substantially all the expenses for the nine months ended September 30, 2017 were due to the Company’s decision to abandon the proposed East San Marco Property development and write off the pre-acquisition costs that had been incurred. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods. The costs during the prior year quarter were primarily due to the acquisition of ARIUM Gulfshore, ARIUM at Palmer Ranch, ARIUM Westside, and The Preserve at Henderson Beach.

Weather-related losses of $0.7 million were incurred in the nine months ended September 30, 2017 related to Hurricane Irma at six properties in Florida and three properties in Georgia.

Depreciation and amortization expenses were $33.1 million for the nine months ended September 30, 2017 as compared to $22.5 million for the same prior year period. The increase is related to additional depreciation and amortization expense on the acquisition of the properties mentioned above of $18.0 million, offset by a decrease due to the sale of the five properties of $4.3 million.

Other Income and Expense

Other income and expenses amounted to income of $44.2 million for the nine months ended September 30, 2017 compared to expense of $2.9 million for the same prior year period. This was primarily due to the gain on the sale of Village Green of Ann Arbor, Fox Hill and Lansbrook Village of $50.0 million, and the sale of the real estate joint venture interest of MDA Apartments of $10.2 million occurring in 2017, offset by the sale of the real estate joint venture interest of Springhouse of Newport News of $4.9 million in the prior year period, offset by an increase in interest expense, net, of $8.2 million, as the result of the increase in mortgages payable resulting from the acquisition of interests in the properties mentioned above.

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

For comparison of our three months ended September 30, 2017 and 2016, the same store properties included properties owned at July 1, 2016. Our same store properties for the period were Enders Place at Baldwin Park, ARIUM Grandewood, Park & Kingston, Ashton Reserve, ARIUM Palms, Sorrel, Sovereign, ARIUM Gulfshore, ARIUM at Palmer Ranch and The Preserve at Henderson Beach.  For comparison of our nine months ended September 30, 2017 and 2016, the same store properties included properties owned at January 1, 2016. Our same store properties for the period were Enders Place at Baldwin Park, ARIUM Grandewood, Park & Kingston, Ashton Reserve, ARIUM Palms, Sovereign, ARIUM Gulfshore, and ARIUM at Palmer Ranch.

Because of the limited number of same store properties as compared to the number of properties in our portfolio in 2017 and 2016, respectively, our same store performance measures may be of limited usefulness.

The following table presents the same store and non-same store results from operations for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended September 30,		Change
	2017	2016	$	%
Property Revenues
Same Store	$11,956	$11,851	$105	0.9%
Non-Same Store	15,987	8,726	7,261	83.2%
Total property revenues	27,943	20,577	7,366	35.8%

Property Expenses
Same Store	4,755	4,605	150	3.3%
Non-Same Store	7,214	3,291	3,923	119.2%
Total property expenses	11,969	7,896	4,073	51.6%

Same Store NOI	7,201	7,246	(45)	(0.6)%
Non-Same Store NOI	8,773	5,435	3,338	61.4%
Total NOI(1)	$15,974	$12,681	$3,293	26.0%

	Nine Months Ended September 30,		Change
	2017	2016	$	%
Property Revenues
Same Store	$27,824	$26,845	$979	3.6%
Non-Same Store	53,169	30,544	22,625	74.1%
Total property revenues	80,993	57,389	23,604	41.1%

Property Expenses
Same Store	10,952	10,664	288	2.7%
Non-Same Store	22,983	11,928	11,055	92.7%
Total property expenses	33,935	22,592	11,343	50.2%

Same Store NOI	16,872	16,181	691	4.3%
Non-Same Store NOI	30,186	18,616	11,570	62.2%
Total NOI(1)	$47,058	$34,797	$12,261	35.2%

(1) See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Same store NOI for the three months ended September 30, 2017 decreased 0.6% or $0.05 million, compared to the 2016 period. There was a 0.9% increase in same store property revenues as compared to the 2016 period, primarily attributable to a 1.6% increase in average rental rates offset by a 66 basis point decrease in average occupancy. Same store expenses for the three months ended September 30, 2017 increased 3.3% to $4.8 million from $4.6 million for the 2016 period. The same store results were disproportionately impacted by performance from two assets in the Dallas Fort Worth MSA, particularly our Frisco asset which continues to remain challenged from new supply.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during 2016 and 2017; the 2017 non-same store property count was 14 compared to 8 properties for the 2016 period.  The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Same store NOI for the nine months ended September 30, 2017 increased by 4.3% to $16.9 million from $16.2 million for the 2016 period. There was a 3.6% increase in same store property revenues as compared to the 2016 period, primarily attributable to a 3.6% increase in average rental rates, offset by a 41 basis point decrease in average occupancy. Same store expenses for the nine months ended September 30, 2017 increased 2.7% to $11.0 million from $10.7 million for the 2016 period.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during 2016 and 2017; the 2017 non-same store property count was 16 compared to 7 properties for the 2016 period.  The results of operations for these properties have been included in our consolidated statements of operations from the date of acquisition.

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

However, NOI should only be used as an alternative measure of our financial performance. The following table reflects net income (loss) attributable to common stockholders together with a reconciliation to NOI and to same store and non-same store contributions to consolidated NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net (loss) income attributable to common stockholders	$(12,017)	$(2,551)	$563	$(11,727)
Add pro-rata share:
Depreciation and amortization	10,771	6,197	29,900	19,436
Amortization of non-cash interest expense	245	472	1,491	620
Property management fees	773	587	2,227	1,635
Management fees	2,773	1,839	11,609	4,430
Acquisition and pursuit costs	15	619	3,039	1,993
Loss on early extinguishment of debt	-	2,269	1,534	2,269
Corporate operating expenses	1,091	1,169	4,203	4,101
Management internalization process expense	818	-	1,629	-
Weather-related losses, net	635	-	635	-
Preferred dividends	6,966	3,883	19,066	8,268
Preferred stock accretion	896	271	1,870	560
Less pro-rata share:
Other income	-	26	16	26
Preferred returns and equity in income of unconsolidated real estate joint ventures	2,663	3,030	7,783	8,491
Interest income from related parties	2,099	-	5,680	-
Gain on sale of real estate joint venture interest, net	-	-	6,332	-
Gain on sale of real estate investments	-	4,876	33,945	4,876
Pro-rata share of properties' income	8,204	6,823	24,010	18,192
Add:
Noncontrolling interest pro-rata share of property income	555	1,128	2,673	3,224
Total property income	8,759	7,951	26,683	21,416
Add:
Interest expense, net	7,215	4,730	20,375	13,381
Net operating income	15,974	12,681	47,058	34,797
Less:
Non-same store net operating income	8,773	5,435	30,186	18,616
Same store net operating income	$7,201	$7,246	$16,872	$16,181

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

We believe the properties underlying its real estate investments are performing well. We had a portfolio-wide debt service coverage ratio of 1.98x and occupancy of 94%, exclusive of our development properties, at September 30, 2017.

Subsequent to September 30, 2017, the Company, through its Operating Partnership, entered into a credit agreement (the “Senior Credit Facility”) with KeyBank National Association (“KeyBank”) and other lenders. The Senior Credit Facility provides for an initial loan commitment amount of $150 million, which commitment contains an accordion feature up to a maximum commitment of up to $250 million. The availability of borrowings will be based on the value of a pool of collateral properties and compliance with various ratios related to those assets. In addition, we have begun negotiating an additional bank credit facility pursuant to a non-binding term sheet, and we believe this facility will enable us to deploy our capital more efficiently and provide capital structure flexibility as we continue raising capital through our Series B continuous offering. No definitive agreements have been entered into and we provide no assurances that we will enter into this credit facility.

In general, we believe our available cash balances, the proceeds from the Series B preferred stock continuous offering, the Senior Credit Facility, other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. We expect that properties added to our portfolio with the proceeds from the Follow-On Offerings, and the properties we expect to acquire with the proceeds from our Series B preferred stock continuous offering and from our recent property sales, will have a significant positive impact on our future results of operations. In general, we expect that our results related to our portfolio will improve in future periods as a result of anticipated future investments in and acquisitions of real estate, including our investments in development projects.

We believe we will be able to meet our primary liquidity requirements going forward through:

•	$134.6 million in cash available at September 30, 2017;

•	proceeds from borrowings under the Senior Credit Facility;

•	cash generated from operating activities; and

•	proceeds from future borrowings and potential offerings, including potential offerings of common and preferred stock through underwritten offerings, our continuous Series B Preferred Stock Offering and our ATM programs, as well as issuances of units of limited partnership interest in our Operating Partnership, or OP Units.

Our primary long-term liquidity requirements relate to (a) costs for additional apartment community investments; (b) repayment of long-term debt; (c) capital expenditures; and (d) cash redemption requirements related to our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock.

We intend to finance our long-term liquidity requirements with net proceeds of additional issuances of common and preferred stock, including our Series B Preferred Stock, the Senior Credit Facility, as well as future borrowings. We entered into the Senior Credit Facility on October 4, 2017, and we believe this facility will enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. Our success in meeting these requirements will therefore depend upon our ability to access capital. Further, our ability to access equity capital is dependent upon, among other things, general market conditions for REITs and the capital markets generally, market perceptions about us and our asset class, and current trading prices of our securities.

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

We expect to maintain a distribution paid to our Series A Preferred Stock, our Series B Preferred Stock, our Series C Preferred Stock and our Series D Preferred Stock in accordance with the terms of those securities which require monthly or quarterly dividends depending on the series. On August 4, 2017, the board of directors announced that it initiated, in conjunction with a financial advisor, a comprehensive review of the appropriate dividend policy for the Company's Class A Common Stock. The board's evaluation will consider factors including, but not limited to, achieving a sustainable dividend covered by current recurring AFFO (vs. pro forma AFFO), multifamily and small cap peer dividend rates, multifamily and small cap peer payout ratios, providing financial flexibility for the Company, and achieving an appropriate balance between the retention of capital to invest and grow net asset value, and the importance of current distributions. The board is expected to complete its review of the dividend policy for the Company's Class A Common Stock in the fourth quarter of 2017. Currently, the Company maintains a distribution paid on a monthly basis to all of our Class A common stockholders at a quarterly rate of $0.29 per share. In August 2017, we announced that our Board is undertaking a review of our dividend policy, and that the 2018 annual dividend range for our Class A Common Stock would likely be between $0.65 and $0.75 per Class A common share. While our policy is generally to pay distributions from cash flow from operations, our distributions through September 30, 2017 have been paid from cash flow from operations, proceeds from our continuous registered public offering, proceeds from the IPO and Follow-On Offerings, and sales of assets and may in the future be paid from additional sources, such as from borrowings.

Since June 30, 2015, we have paid our base management fees and incentive fees in LTIPs in lieu of cash. In conjunction with the internalization, we will no longer be responsible for paying the base management fee or incentive fee, to the extent that we will be paying additional general and administrative expenses in replacement thereof, they will be paid in cash.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of September 30, 2017, we own interests in nine joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

Cash Flows from Operating Activities

As of September 30, 2017, we owned indirect equity interests in thirty-five real estate properties (twenty-five operating properties and ten development properties), twenty-six of which are consolidated for reporting purposes.  During the nine months ended September 30, 2017, net cash provided by operating activities was $33.3 million.  After the net income of $40.1 million was reduced for $21.1 million of non-cash items, net cash provided by operating activities consisted of the following:

•	Distributions from unconsolidated joint ventures of 7.1 million;

•	Increase in accounts payable and accrued liabilities of $14.2 million;

•	Increase in payables due to affiliates of $0.2 million;

•	and $7.2 million decrease in accounts receivable, prepaid expenses and other assets.

Cash Flows from Investing Activities

During the nine months ended September 30, 2017, net cash used in investing activities was $230.0 million, primarily due to the following:

•	$259.2 million used in acquiring consolidated real estate investments;

•	$38.8 million used in acquiring investments in unconsolidated joint ventures and notes receivable;

•	$33.5 million used on capital expenditures;

•	$0.3 million used on purchases of noncontrolling interest;

•	Partially offset by proceeds of sale of real estate assets of $71.9 million;

•	$17.6 million of proceeds from sale of real estate joint venture interest; and

•	$12.3 million decrease in restricted cash.

Cash Flows from Financing Activities

During the nine months ended September 30, 2017, net cash provided by financing activities was $249.3 million, primarily due to the following:

•	net borrowings of $155.0 million on mortgages payable;

•	net proceeds of $57.4 million from issuance of common stock;

•	net borrowings of $63.5 million on mortgages payable;

•	net proceeds of $103.0 million from issuance of Series B preferred units;

•	$10.7 million of contributions from noncontrolling interests;

•	partially offset by $29.9 million in distributions paid to our noncontrolling interests;

•	$22.2 million paid in cash distributions paid to common stockholders;

•	$18.6 million paid in cash distributions paid to preferred stockholders;

•	$6.0 million paid in cash distributions paid to common stockholders;

•	$3.7 million payments of deferred financing costs; and

•	$6.0 million paid in cash distributions paid to common stockholders;

•	$1.8 million of repayments of our mortgages payable.

Capital Expenditures

The following table summarizes our total capital expenditures for the nine months ended September 30, 2017 and 2016 (amounts in thousands):

	For the nine months ended September 30,
	2017	2016
New development	$21,019	$—
Redevelopment/renovations	10,178	2,540
Routine capital expenditures	2,328	1,452
Total capital expenditures	$33,525	$3,992

We define redevelopment and renovation costs as non-recurring capital expenditures for significant projects that upgrade units or common areas and projects that are revenue enhancing for the nine months ended September 30, 2017. We define routine capital expenditures as capital expenditures that are incurred at every property and exclude development, investment, revenue enhancing and non-recurring capital expenditures.

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

During the nine months ended September 30, 2017, we incurred $3.2 million of acquisition and pursuit expense and $3.7 million of disposition expense, of which $2.5 million and $3.1 million, respectively, was our pro rata share of the expense. We incurred $2.1 million of acquisition and pursuit expense and $0.4 million of disposition expense during the nine months ended September 30, 2016, of which $2.5 million was our pro-rata share of expense. The Company adopted ASU 2017-01 which resulted in the capitalization of costs incurred in asset acquisitions purchased after the effective date of January 1, 2017.

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

We have acquired interests in thirteen additional operating properties and three development investments, and sold five properties subsequent to September 30, 2016. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

The table below presents our calculation of FFO and AFFO for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net (loss) income attributable to common stockholders	$(12,017)	$(2,551)	$563	$(11,727)
Common stockholders pro-rata share of:
Real estate depreciation and amortization(1)	10,771	6,197	29,900	19,436
Gain on sale of real estate investments	—	(4,876)	(33,945)	(4,876)
Gain on sale of real estate joint venture interests, net	—	—	(6,332)	—
FFO Attributable to Common Stockholders	$(1,246)	$(1,230)	$(9,814)	$2,833
Common stockholders pro-rata share of:
Amortization of non-cash interest expense	245	472	1,491	620
Acquisition and pursuit costs	15	619	3,039	1,993
Management internalization process expense	818	—	1,629	—
Loss on early extinguishment of debt	—	2,269	1,534	2,269
Weather-related losses, net	635	—	635	—
Non-recurring income	—	—	(16)	—
Non-cash preferred returns and equity in income of unconsolidated real estate joint ventures	(493)	—	(980)	—
Normally recurring capital expenditures(2)	(387)	(239)	(1,011)	(656)
Preferred stock accretion	896	271	1,870	560
Non-cash equity compensation	2,900	2,382	12,912	6,600
Non-recurring equity in income of unconsolidated joint ventures	—	(231)	—	(231)
AFFO Attributable to Common Stockholders	$3,383	$4,313	$11,289	$13,988
FFO Attributable to Common Stockholders per share	$(0.05)	$(0.06)	$(0.38)	$0.14
AFFO Attributable to Common Stockholders per share	$0.13	$0.21	$0.44	$0.68
Weighted average common shares outstanding	26,474,344	20,909,727	25,852,059	20,711,836

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2017 (in thousands) which consisted of mortgage notes secured by our properties. At September 30, 2017, our estimated future required payments on these obligations were:

		Remainder of
	Total	2017	2018-2019	2020-2021	Thereafter
Mortgages Payable (Principal)	$853,565	$738	$11,738	$47,400	$793,689
Estimated Interest Payments on Mortgage Notes Payable, Unsecured Term Loans and Senior Unsecured Notes	191,481	7,560	62,061	59,506	62,354
Total	$1,045,046	$8,298	$73,799	$106,906	$856,043

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid
Class A common stock
October 4, 2016	December 23, 2016	$0.096667	January 5, 2017
January 6, 2017	January 25, 2017	$0.096666	February 3, 2017
January 6, 2017	February 24, 2017	$0.096667	March 3, 2017
January 6, 2017	March 24, 2017	$0.096667	April 5, 2017
April 7, 2017	April 25, 2017	$0.096666	May 5, 2017
April 7, 2017	May 25, 2017	$0.096667	June 5, 2017
April 7, 2017	June 23, 2017	$0.096667	July 5, 2017
July 10, 2017	July 25, 2017	$0.096666	August 4, 2017
August 9, 2017	August 24, 2017	$0.096667	September 5, 2017
August 9, 2017	September 25, 2017	$0.096667	October 5, 2017
Series A Preferred Stock
December 9, 2016	December 23, 2016	$0.515625	January 5, 2017
March 10, 2017	March 24, 2017	$0.515625	April 5, 2017
June 9, 2017	June 23, 2017	$0.515625	July 5, 2017
September 8, 2017	September 25, 2017	$0.515625	October 5, 2017
Series B Preferred Stock
October 4, 2016	December 23, 2016	$5.00	January 5, 2017
January 6, 2017	January 25, 2017	$5.00	February 3, 2017
January 6, 2017	February 24, 2017	$5.00	March 3, 2017
January 6, 2017	March 24, 2017	$5.00	April 5, 2017
April 7, 2017	April 25, 2017	$5.00	May 5, 2017
April 7, 2017	May 25, 2017	$5.00	June 5, 2017
April 7, 2017	June 23, 2017	$5.00	July 5, 2017
July 10, 2017	July 25, 2017	$5.00	August 4, 2017
July 10, 2017	August 24, 2017	$5.00	September 5, 2017
July 10, 2017	September 25, 2017	$5.00	October 5, 2017
Series C Preferred Stock
December 9, 2016	December 23, 2016	$0.4765625	January 5, 2017
March 10, 2017	March 24, 2017	$0.4765625	April 5, 2017
June 9, 2017	June 23, 2017	$0.4765625	July 5, 2017
September 8, 2017	September 25, 2017	$0.4765625	October 5, 2017
Series D Preferred Stock
December 9, 2016	December 23, 2016	$0.3859	January 5, 2017
March 10, 2017	March 24, 2017	$0.4453125	April 5, 2017
June 9, 2017	June 23, 2017	$0.4453125	July 5, 2017
September 8, 2017	September 25, 2017	$0.4453125	October 5, 2017

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

Distributions paid for the nine months ended September 30, 2017 and 2016, respectively, were funded from cash provided by operating activities except with respect to $9.6 million for the nine months ended September 30, 2017, which was funded from sales of real estate, borrowings, and/or proceeds from our equity offerings.

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash provided by operating activities	$33,261	$24,260

Cash distributions to preferred shareholders	$(18,550)	$(5,647)
Cash distributions to common shareholders	(22,235)	(18,223)
Cash distributions to noncontrolling interests, excluding $27.9 million from sale of real estate investments	(2,031)	(2,844)
Total distributions	(42,816)	(26,714)

(Shortfall) excess	$(9,555)	$(2,454)

Proceeds from sale of joint venture interests	$17,603	$—
Proceeds from sale of real estate assets	—	$36,675
Proceeds from sale of real estate investments, net of noncontrolling distribution of $27.9 million	$44,028	$—

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to the interim Consolidated Financial Statements.

Subsequent Events

Other than the items disclosed in Note 13, “Subsequent Events” to our interim Consolidated Financial Statements for the period ended September 30, 2017, no material events have occurred that required recognition or disclosure in these financial statements.  See Note 13 to our interim Consolidated Financial Statements for discussion.

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

($ in thousands)

	2017	2018	2019	2020	2021	Thereafter	Total
Mortgage Notes Payable	$738	$4,086	$7,652	$35,227	$12,173	$793,689	$853,565
Average Interest Rate	3.87%	3.62%	3.61%	3.62%	3.65%	3.61%	3.61%

The fair value (in thousands) is estimated at $856.0 million for mortgages payable as of September 30, 2017.

The table above incorporates those exposures that exist as of September 30, 2017; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

As of September 30, 2017, a 100 basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would result in an increase or decrease in interest expense of approximately $1.0 million for the quarter ended September 30, 2017.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Accounting Officer, evaluated, as of September 30, 2017, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2017, our total long-term indebtedness was approximately $853.6 million, and we may incur significant additional debt in the future. The Preferred Stock is subordinate to all of our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. Our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and as of the date of this filing, we have issued 5,721,460 shares of Series A Preferred Stock (146,460 of which have been issued in the Series A ATM Offering), 151,610 shares of Series B Preferred Stock, 2,323,750 shares of Series C Preferred Stock and 2,850,602 shares of Series D Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Preferred Stock would dilute the interests of the holders of shares of Preferred Stock, and any issuance of preferred stock senior to the Preferred Stock or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Preferred Stock. We may issue preferred stock on parity with the Preferred Stock without the consent of the holders of the Preferred Stock. Other than the Asset Coverage Ratio, our letter agreement with Cetera Financial Group, Inc. pertaining to our Series B Preferred Stock that requires us to maintain a preferred dividend coverage ratio and the right of holders to cause us to redeem the Series A Preferred Stock and Series C Preferred Stock upon a Change of Control/Delisting, none of the provisions relating to the Preferred Stock relate to or limit our indebtedness or afford the holders of shares of Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of shares of Preferred Stock.

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

The issuance of 76,603 shares of our Class C Common Stock in connection with the Internalization will have a dilutive effect and will reduce the voting power and relative percentage interests of current Class A Common Stockholders in our earnings and market value.

Additionally, part of the Internalization Consideration consists of 3,753,593 OP Units, which may have a dilutive effect on the voting power and percentage interests of our current Class A Common Stockholders. Commencing on the one-year anniversary of the Closing, each OP Unit may be tendered for redemption, at the holder’s option and subject to the terms and conditions set forth in the limited partnership agreement of our Operating Partnership, for cash equal to the average closing price of Class A Common Stock for the ten (10) consecutive trading days immediately preceding the date we receive a notice of redemption, or, at our sole option, for shares of Class A Common Stock on a one-for-one basis, in lieu of cash. If the recipients of OP Units in the Internalization exercise their redemption rights and part or all of their outstanding OP Units are redeemed for shares of our Class A Common Stock, such redemption will have a dilutive effect on our common stock and reduce the relative percentage interests of existing common stockholders in our earnings, voting power and market value.

Future sales of our Class A Common Stock by the Contributors may adversely affect the market price of our Class A Common Stock. These sales also might make it more difficult for us to sell equity securities in the future at a time and price we deem appropriate. Upon consummation of the Internalization, our Operating Partnership will issue a number of OP Units to the Contributors as Internalization Consideration, which OP Units may be redeemed in shares of our Class A Common Stock rather than cash, at the Company’s option. In addition, shares of Class C Common Stock will be convertible, at the holder’s option (at any time and from time to time), into one (1) fully-paid and non-assessable share of our Class A Common Stock, and upon the occurrence of certain transfers of OP Units or shares of Class C Common Stock and similar events, will convert automatically into one (1) fully-paid and non-assessable share of our Class A Common Stock. Sales of a substantial number of shares of our Class A Common Stock by the Contributors, the perception or expectation that such sales may occur, or sales of shares of our Class A Common Stock to cover tax obligations (some of which may occur shortly after the closing of the Internalization), could have a material adverse effect on our business, financial condition, results of operations and the prevailing market price for shares of our Class A Common Stock.

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

In addition, Mr. Kamfar owns a controlling interest in Bluerock Real Estate, L.L.C. (“BRRE”), the sole managing member of our Manager; Messrs. Babb, MacDonald, Ruddy, Vohs and Konig are also executive officers or principals of our Manager; and Mr. Kachadurian is Vice Chairman of the Manager. The respective roles of these individuals in the Manager may create additional conflicts of interest in respect of the Internalization and the related transactions.

Following the Internalization, Mr. Kamfar will control a significant number of votes in any matter presented to our Class A Common Stockholders for approval, including the election of directors.

Although, the 76,603 shares of Class C Common Stock issued in connection with the Internalization is not designed to provide for disproportionate voting rights, the issuance of the Class C Common Stock resulted in Mr. Kamfar controlling significant voting power in matters submitted to a vote of our Class A Common Stockholders as a result of his beneficial ownership of Class C Common Stock (which gives him voting power equal to the economic interest in the Company issued to BRRE in the form of OP Units as if all of those OP Units were redeemed for shares of Class A Common Stock), including the election of directors. Mr. Kamfar may have interests that differ from our other stockholders, including by reason of his direct or indirect interest in our Operating Partnership, and may accordingly vote in ways that may not be consistent with the interests of those other stockholders.

Our net income, FFO and AFFO may decrease in the near term as a result of the Internalization.

We will expense all cash and non-cash costs involved in the Internalization. As a result, our statement of operations and FFO will be negatively impacted, driven predominately by the non-cash charges related to the issuance of OP Units and shares of Class C Common Stock as Internalization Consideration and, to a lesser extent, other transaction-related costs. In addition, while we will no longer effectively bear the costs of the various fees and expense reimbursements previously paid to the Manager after we became internally managed pursuant to the Internalization, our expenses will include the compensation and benefits of our executive officers and the employees of Manager Sub, which will then be our indirect subsidiary, as well as overhead previously paid by the Manager or its affiliates in managing our business and operations. Furthermore, these employees and consultants of Manager Sub will be providing us services historically provided by the Manager. There are no assurances that, following the Internalization, these employees and consultants will be able or incentivized to provide services at the same level or for the same costs as were previously provided to us by the Manager, and there may be other unforeseen costs, expenses and difficulties associated with operating as an internally managed company. If the expenses we assume as a result of the Internalization are higher than the fees that we currently pay the Manager or otherwise higher than we anticipate, we may not realize the anticipated cost savings and other benefits from the Internalization and our net income, FFO and AFFO could decrease further, which could have a material adverse effect on our business, financial condition and results of operations.

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

Mr. Kamfar, who continues to serve as our Chief Executive Officer and as Chairman of our board of directors following the Internalization, and Messrs. Babb, Ruddy, MacDonald and Konig, will continue to have competing demands on their respective time and attention following the Internalization, principally with respect to the provision of services to certain outside entities affiliated with BRRE. Such competing demands are not expected to be different from those that presently exist, but there is no assurance those demands will not increase and may result in these individuals devoting time to such outside entities in a manner that could adversely affect our business. Under their respective employment or services agreements (as applicable), Mr. Kamfar and our other executive officers are permitted to devote time to certain outside activities, so long as those duties and activities do not unreasonably interfere with the performance of their respective duties to us.

We may be exposed to risks to which we have not historically been exposed, including liabilities with respect to the assets acquired from the Manager.

The Internalization will expose us to risks to which we have not historically been exposed. Pursuant to the Contribution Agreement, we will incur liabilities with respect to the assets acquired from the Manager and certain of its affiliates. In addition, our overhead will increase as a result of our becoming internally managed, as the responsibility for overhead relating to management of our business currently is borne by the Manager, and will become our responsibility following the Internalization. In addition, in our formerly externally-advised structure, we did not directly employ any employees. As a result of the Internalization, we indirectly, through Manager Sub, employ persons who are currently associated with the Manager or its affiliates. As their employer, we will indirectly, through Manager Sub, be subject to those potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, and we will bear the costs of the establishment and maintenance of employee benefit plans, if established. Furthermore, these employees will be providing us services historically provided by the Manager, which will be provided with the support of the Administrative Services Agreement. There are no assurances that, following the Internalization, these employees of Manager Sub will be able to provide us with the same level of services as were previously provided to us by the Manager, and there may be other unforeseen costs, expenses and difficulties associated with operating as an internally managed company.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

2.1	Contribution and Sale Agreement, dated as of August 3, 2017, by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., and Bluerock TRS Holdings, LLC, BRG Manager, LLC, Bluerock REIT Operator, LLC, Bluerock Real Estate, L.L.C., Konig & Associates, LLC., Jenco Business Advisors, Inc., The Kachadurian Group LLC, James G. Babb, III, Jordan B. Ruddy, and Ryan S. MacDonald, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 4, 2017

2.2	Amendment No. 1 to Contribution and Sale Agreement, dated as of August 9, 2017, by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., and Bluerock TRS Holdings, LLC, BRG Manager, LLC, Bluerock REIT Operator, LLC, Bluerock Real Estate, L.L.C., Konig & Associates, LLC., Jenco Business Advisors, Inc., The Kachadurian Group LLC, James G. Babb, III, Jordan B. Ruddy, and Ryan S. MacDonald, incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 15, 2017

3.1	Articles Supplementary of the Company, dated July 20, 2017, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 21, 2017

10.1	Amendment to Dealer Manager Agreement by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and Bluerock Capital Markets, LLC, dated July 21, 2017, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 21, 2017

10.2	Amendment to Amended and Restated Warrant Agreement by and between Bluerock Residential Growth REIT, Inc., Computershare Inc. and Computershare Trust Company N.A., dated July 21, 2017, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 21, 2017

10.3	Seventh Amendment to Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated July 21, 2017, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 21, 2017

10.4	Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and R. Ramin Kamfar, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 4, 2017

10.5	Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and James G. Babb, III, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 4, 2017

10.6	Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Ryan S. MacDonald, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 4, 2017

10.7	Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Jordan B. Ruddy, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 4, 2017

10.8	Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Christopher J. Vohs, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed August 4, 2017

10.9	Services Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, Konig & Associates, LLC and Michael L. Konig, incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed August 4, 2017

10.10	Purchase and Sale Agreement by and between Bluerock Real Estate, L.L.C., CH Realty VII – Carroll MF Orlando Hunter’s Creek, L.L.C., and CH Realty VII – Carroll MF Orlando Metrowest, L.L.C., dated as of September 7, 2017, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 20, 2017

10.11	Assignment of Purchase and Sale Agreement by and between Bluerock Real Estate, L.L.C. and Bluerock Residential Growth REIT, Inc., through its direct and indirect subsidiaries, BR Hunters Creek, LLC and BR MetroWest, LLC, dated as of September 15, 2017, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 20, 2017

10.12	Credit Agreement by and among Bluerock Residential Holdings, L.P. as Parent Borrower, the other borrowers from time to time party thereto, Bluerock Residential Growth REIT, Inc. as Guarantor, KeyBank National Association, and the other lenders party thereto, dated as of October 4, 2017, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 11, 2017

10.13	Guaranty by Bluerock Residential Growth REIT, Inc. to and for the benefit of KeyBank National Association, dated as of October 4, 2017, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 11, 2017

10.14	50,000,000 Note by Bluerock Residential Holdings, L.P. to and for the benefit of KeyBank National Association, dated as of October 4, 2017, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 11, 2017

10.15	$50,000,000 Note by Bluerock Residential Holdings, L.P. to and for the benefit of JPMorgan Chase Bank, N.A., dated as of October 4, 2017, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 11, 2017

10.16	$50,000,000 Note by Bluerock Residential Holdings, L.P. to and for the benefit of Bank of America, N.A., dated as of October 4, 2017, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed October 11, 2017

10.17	Subordination of Advisory Contract by Bluerock Residential Holdings, L.P. and Bluerock Residential Growth REIT, Inc. to and for the benefit of KeyBank National Association, dated as of October 4, 2017, incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed October 11, 2017

10.18	Form of Second Amended and Restated 2014 Equity Incentive Plan for Individuals, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 19, 2017

10.19	Form of Second Amended and Restated 2014 Equity Incentive Plan for Entities, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 19, 2017

10.20	Second Amended and Restated 2014 Equity Incentive Plan for Individuals, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2017

10.21	Second Amended and Restated 2014 Equity Incentive Plan for Entities, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 31, 2017

10.22	A&R Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and R. Ramin Kamfar, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed October 31, 2017

10.23	A&R Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and James G. Babb, III, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed October 31, 2017

10.24	A&R Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Ryan S. MacDonald, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed October 31, 2017

10.25	A&R Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Jordan B. Ruddy, incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed October 31, 2017

10.26	A&R Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Christopher J. Vohs, incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed October 31, 2017

10.27	A&R Services Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, Konig & Associates, LLC and Michael L. Konig, incorporated herein by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed October 31, 2017

23.1	Consent of BDO USA, LLP, incorporated herein by reference to Exhibit 23.1 to the Company’s Current Report on Form 8-K/A filed August 9, 2017

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release, dated August 4, 2017, incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 4, 2017

99.2	Presentation, incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed August 4, 2017

99.3	Press Release, dated August 8, 2017, incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 8, 2017

99.4	Supplemental Financial Information, incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed August 8, 2017

99.5	Press Release, dated October 4, 2017, incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 4, 2017

99.6	Supplement to Proxy Statement, dated October 19, 2017, incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed October 19, 2017

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

DATE:	November 8, 2017	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE:	November 8, 2017	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)

