Form 10-K
period 2017-12-31
Bluerock Residential Growth REIT, Inc.
filed 2018-03-13
CIK 1442626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 001-36369

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-3136483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

712 Fifth Avenue, 9th Floor, New York, NY	10019
(Address or principal executive offices)	(Zip Code)

(212) 843-1601

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	New York Stock Exchange American (formerly the NYSE MKT)
Series A Preferred Stock, $0.01 par value per share	New York Stock Exchange American
Series C Preferred Stock, $0.01 par value per share	New York Stock Exchange American
Series D Preferred Stock, $0.01 par value per share	New York Stock Exchange American

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

The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant as of June 30, 2017, the last business day of registrant’s most recently completed second fiscal quarter, was $310,553,240 based on the closing price of the Class A common stock on the NYSE American (formerly the NYSE MKT) on such date.

Number of shares outstanding of the registrant’s
classes of common stock, as of February 6, 2018: Class A Common Stock: 24,257,551 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-K
December 31, 2017

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the competitive environment in which we operate;
•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
•	decreased rental rates or increasing vacancy rates;
•	our ability to lease units in newly acquired or newly constructed apartment properties;
•	potential defaults on or non-renewal of leases by tenants;
•	creditworthiness of tenants;
•	our ability to obtain financing for and complete acquisitions under contract under the contemplated terms, or at all;
•	development and acquisition risks, including rising and unanticipated costs and failure of such acquisitions and developments to perform in accordance with projections;
•	the timing of acquisitions and dispositions;
•	the performance of our network of leading regional apartment owner/operators with which we invest through controlling positions in joint ventures;
•	potential natural disasters such as hurricanes, tornadoes and floods;
•	national, international, regional and local economic conditions;
•	board determination as to timing and payment of dividends, and our ability to pay future distributions at the dividend rates we have paid historically;
•	the general level of interest rates;
•	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;

ii

•	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;
•	lack of or insufficient amounts of insurance;
•	our ability to maintain our qualification as a REIT;
•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes;
•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us or a subsidiary owned by us or acquired by us.
•	The possibility that the anticipated benefits from the internalization of our former external Manager, or the Internalization, may not be realized or may take longer to realize than expected, or that unexpected costs or unexpected liabilities may arise from the Internalization;
•	Our ability to manage the Internalization effectively or efficiently; and
•	The outcome of any legal proceedings that may be instituted against us or others following the announcement of the Internalization.

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

On August 4, 2017, we announced that we, Bluerock Residential Holdings, L.P., the Company’s operating partnership (the “Operating Partnership”), and Bluerock TRS Holdings, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Operating Partnership (the “OP Sub”) had entered into a Contribution and Sale Agreement (as amended by that certain Amendment No. 1 thereto, dated August 9, 2017) (the “Contribution Agreement”) with BRG Manager, LLC (our “former Manager”), Bluerock REIT Operator, LLC, a Delaware limited liability company and wholly owned subsidiary of our former Manager (the “Manager Sub”), and Bluerock Real Estate, L.L.C., a Delaware limited liability company controlled by our Chairman and Chief Executive Officer, R. Ramin Kamfar (“BRRE”), our Chief Investment Officer, James G. Babb, III (“Mr. Babb”); our Chief Operating Officer and President, Jordan B. Ruddy (“Mr. Ruddy”); our Chief Acquisitions Officer, Ryan S. MacDonald (“Mr. MacDonald”); and Konig & Associates, LLC, a New Jersey limited liability company controlled by our Chief Legal Officer and Secretary, Michael L. Konig (“Konig & Associates”); Jenco Business Advisors, Inc., a New York corporation controlled by Jerold E. Novack (“Jenco”); and The Kachadurian Group, LLC, an Illinois limited liability company controlled by a member of our board of directors, Gary T. Kachadurian (“Kachadurian Group,” and collectively with BRRE, Mr. Babb, Mr. Ruddy, Mr. MacDonald, Konig & Associates, and Jenco, the “Contributors”). The Contribution Agreement, and other definitive agreements entered into by the parties, provided for our acquisition of a newly-formed entity to own the assets used by the former Manager in its performance of the management functions then provided to us pursuant to a Management Agreement (the “Internalization”). A special committee comprised entirely of independent and disinterested members of our board of directors (the “Special Committee”), which retained independent legal and financial advisors, unanimously determined that the entry into the Contribution Agreement and the completion of the Internalization were in the best interests of the Company. Our board of directors, by unanimous vote, made a similar determination, and on October 26, 2017, the Company held its annual meeting of stockholders, at which our stockholders approved the proposals necessary for the completion of the Internalization.

On October 31, 2017, we completed the Internalization pursuant to the Contribution Agreement for total consideration of approximately $41.24 million, as determined pursuant to a formula established in the Management Agreement at the time of our initial public offering (the “IPO”) in April 2014. Upon completion of the Internalization, our current management and investment teams, who were previously employed by an affiliate of our former Manager, became employed by our indirect subsidiary, and we become an internally managed real estate investment trust. In order to further align the interests of our management with those of our stockholders, payment of the aggregate Internalization consideration was paid 99.9% in equity: we caused our Operating Partnership to issue an aggregate of 3,753,593 units of limited partnership interest in our Operating Partnership (“OP Units”), and we issued an aggregate of 76,603 shares of a newly reclassified Class C common stock and paid an aggregate of approximately $40,794 in cash to the applicable Contributor and its affiliates and related persons in connection with the Internalization.

Following the Internalization, our senior management team continues to oversee, manage and operate the Company, and we are no longer externally managed by our former Manager. As an internally managed company, we no longer pay the former Manager any fees or expense reimbursements arising from the Management Agreement.

Substantially all our business is conducted through our Operating Partnership.

The principal executive offices of our Company and the former Manager are located at 712 Fifth Avenue, New York, New York 10019. Our telephone number is (212) 843-1601.

Investments in Real Estate

As of December 31, 2017, we owned interests in thirty-nine real estate properties, twenty-eight consolidated operating properties and eleven through preferred equity and mezzanine loan investments. Of the property interests held through preferred equity and mezzanine loan investments, six are under development, four are in leaseup and one property is stabilized. The thirty-nine properties contain an aggregate of 12,408 units, comprised of 9,608 consolidated operating units and 2,800 units through preferred equity and mezzanine loan investments. As of December 31, 2017, our consolidated operating properties were approximately 94% occupied. For more information regarding our investments, see “Item 2. Properties”.

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

Implement our Value Creation Strategies.  We intend to continue to focus on creating value at our properties utilizing our Core-Plus, Value-Add, Opportunistic and Invest-to-Own investment strategies in order to maximize our return on investment. We will work with each member of our network to evaluate property needs along with value-creation opportunities and create an asset-specific business plan to best position or reposition each property to drive rental growth and asset values. We then provide an aggressive asset management presence to manage our network partner and ensure execution of the plan, with the goal of driving rental growth and values.

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

Diversify Across Markets, Strategies and Investment Size.  We will seek to grow our high-quality portfolio of apartment properties diversified by geography and by investment strategy and by size (typically ranging from $50 to $100 million) in order to manage concentration risk, while driving both current income and capital appreciation throughout the portfolio. Our network enables us to diversify across multiple markets and multiple strategies efficiently, without the logistical burden and time delay of building operating infrastructure in multiple markets and across multiple investment strategies.

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

Summary of Investments and Dispositions

The following table presents a summary of our investments for the years ended December 31, 2017, 2016 and 2015:

Properties Acquired	Location	Date Acquired	Ownership Interest	Number of Units
Alexan Southside Place	Houston, TX	1/12/2015	(1)	270
Park & Kingston(2)	Charlotte, NC	3/16/2015	100.0%	153
Fox Hill(3)	Austin, TX	3/26/2015	94.6%	288
Whetstone	Durham, NC	5/20/2015	(4)	204
Helios	Atlanta, GA	5/29/2015	(1)	282
Ashton I	Charlotte, NC	8/19/2015	100.0%	322
ARIUM Palms	Orlando, FL	8/20/2015	95.0%	252
Sorrel	Frisco, TX	10/29/2015	95.0%	352
Sovereign	Fort Worth, TX	10/29/2015	95.0%	322
Domain Phase 1	Garland, TX	11/20/2015	(5)	299
Park & Kingston Phase II	Charlotte, NC	11/30/2015	100.0%	15
Ashton II	Charlotte, NC	12/14/2015	100.0%	151
Flagler Village	Ft. Lauderdale, FL	12/18/2015	(6)	385
Lake Boone Trail	Raleigh, NC	12/18/2015	(1)	245
ARIUM Gulfshore	Naples, FL	1/5/2016	95.0%	368
ARIUM at Palmer Ranch	Sarasota, FL	1/5/2016	95.0%	320
West Morehead	Charlotte, NC	1/6/2016	(5)	286
The Preserve at Henderson Beach	Destin, FL	3/15/2016	100.0%	340
ARIUM Westside	Atlanta, GA	7/14/2016	90.0%	336
APOK Townhomes	Boca Raton, FL	9/1/2016	(5)	90
ARIUM Glenridge, formerly referred to as Nevadan	Atlanta, GA	10/13/2016	90.0%	480
ARIUM Pine Lakes	Port St. Lucie, FL	10/31/2016	85.0%	320

Properties Acquired	Location	Date Acquired	Ownership Interest	Number of Units
The Brodie	Austin, TX	11/10/2016	92.5%	324
Roswell City Walk	Roswell, GA	12/1/2016	98.0%	320
Crescent Perimeter	Atlanta, GA	12/12/2016	(7)	320
James at South First	Austin, TX	12/15/2016	90.0%	250
Vickers Village	Roswell, GA	12/20/2016	(7)	79
Preston View(8)	Morrisville, NC	2/17/2017	100.0%	382
Wesley Village(8)	Charlotte, NC	3/9/2017	100.0%	301
Marquis at Crown Ridge	San Antonio, TX	6/9/2017	90.0%	352
Marquis at Stone Oak	San Antonio, TX	6/9/2017	90.0%	335
Marquis at the Cascades	Tyler, TX	6/9/2017	90.0%	582
Marquis at TPC	San Antonio, TX	6/9/2017	90.0%	139
Villages at Cypress Creek	Houston, TX	9/8/2017	80.0%	384
Citrus Tower	Orlando, FL	9/28/2017	96.8%	336
Outlook at Greystone	Birmingham, AL	10/19/2017	100.0%	300
ARIUM Hunter’s Creek	Orlando, FL	10/30/2017	100.0%	532
ARIUM Metrowest	Orlando, FL	10/30/2017	100.0%	510
The Mills	Greenville, SC	11/29/2017	100.0%	304

(1)	The Company’s investment in the property is through a preferred equity investment in an indirect equity owner of the property, which earns a preferred return of 15% and is convertible to common equity at BRG’s option upon stabilization.
(2)	Increased ownership in Park & Kingston in May 2015 by 49.0% to total ownership of 96.0%. Increased ownership in Park & Kingston in December 2017 by 4% to total ownership of 100.0%.
(3)	Increased ownership in Fox Hill in May 2015 by 9.4% to total ownership of 94.6%. Sold Fox Hill in May 2017.
(4)	The Company’s investment in the property is through a preferred equity investment in an indirect equity owner of the property, which earns a preferred return of 6.5%.
(5)	The Company’s investment in the property through a note receivable from a related party that is an indirect owner of the property and in which related party the Company has an option to purchase a common equity investment.
(6)	The Company’s investment in the property through a note receivable from a related party that is an indirect owner of the property. The Company has the right of first offer to purchase the JV member’s ownership interests, or, if applicable, to purchase Flagler Village if the JV Member exercises its rights under the Flagler JV to cause the sale of Flagler Village.
(7)	The Company’s investment in the property through a note receivable from a related party that is an indirect owner of the property.
(8)	Increased ownership in December 2017 from 91.8% to 100.0%.

The following table presents a summary of our dispositions for the years ended December 31, 2017, 2016 and 2015:

Property Dispositions	Location	Date Sold	Ownership Interest in Property	Number of Units
23Hundred@Berry Hill	Nashville, TN	1/14/2015	19.8%	266
Villas at Oak Crest	Chattanooga, TN	9/1/2015	67.2%	209
North Park Towers	Southfield, MI	10/16/2015	100.0%	313
Springhouse at Newport News	Newport News, VA	8/10/2016	75.0%	432
EOS	Orlando, FL	12/19/2016	26.3%	296
Village Green of Ann Arbor	Ann Arbor, MI	2/22/2017	48.6%	520
Lansbrook Village	Palm Harbor, FL	4/26/2017	90.0%	621
Fox Hill	Austin, TX	5/24/2017	94.6%	288

Property Dispositions	Location	Date Sold	Ownership Interest in Property	Number of Units
MDA Apartments(1)	Chicago, IL	6/30/2017	35.3%	190

(1)	Represents sale of the Company’s 35.3% joint venture interest in MDA Apartments.

Management Internalization

On August 4, 2017, we announced that we, Bluerock Residential Holdings, L.P., the Company’s operating partnership (the “Operating Partnership”), and Bluerock TRS Holdings, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Operating Partnership (the “OP Sub”), and our former Manager and the contributors had entered into definitive agreements, as amended, (the “Contribution Agreement”) which provided for the acquisition (the “Internalization”) by the Company of a newly-formed entity that will own the assets that our former Manager used to operate the business of the Company.

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

The closing of the Internalization was subject to certain approvals of the Company’s stockholders on certain matters contemplated by the Contribution Agreement. The Company held its Annual Meeting on October 26, 2017, at which the Company’s stockholders approved the proposal authorizing the issuances, pursuant to the Contribution Agreement, of (i) the Internalization OP Units, and shares of our Class A Common Stock that may be issued in the Company’s discretion upon redemption of such Internalization OP Units on a one-for-one basis in certain circumstances contemplated by the Contribution Agreement, and (ii) the Internalization Class C Shares, and shares of our Class A Common Stock that may be issued upon conversion of such Internalization Class C Shares on a one-for-one basis in certain circumstances contemplated by the Contribution Agreement.

The Internalization was consummated for a purchase price of approximately $41.24 million, payable 99.9% in equity and 0.1% in cash. Pursuant to the Contribution Agreement, the aggregate amount of consideration payable in connection with the Internalization (the “Internalization Consideration”) was determined pursuant to a formula established in the Management Agreement at the time of the Company’s IPO in April 2014. Specifically, the Internalization Consideration was an amount equal to three (3) times the sum of (i) the Base Management Fee and (ii) the Incentive Fee, in each case earned by the former Manager pursuant to the Management Agreement during the 12-month period ending on September 30, 2017 (the last day of the most recently-completed fiscal quarter prior to closing), which amount was reduced by the portion of actual former Manager costs to be paid by the Company up to $450,000. This amount was further reduced by the value of such Internalization Consideration payable in cash in the approximate amount of $40,794 (the “Cash Consideration”) to arrive at the value of the Internalization Consideration payable in OP Units and shares of Class C Common Stock, in the approximate amount of $40.75 million (the “Contribution Consideration”).

Pursuant to the Contribution Agreement, the number of OP Units and shares of Class C Common Stock issuable as Internalization Consideration was determined by dividing the proportionate amounts of such Contribution Consideration payable (a) in OP Units, in the approximate amount of $39.94 million, and (b) in shares of Class C Common Stock, in the approximate amount of $815,060, in each case by the volume-weighted average price of the Company’s Class A Common Stock on the NYSE American (formerly the NYSE MKT) for the twenty (20) trading days beginning on and including September 11, 2017, through and including October 6, 2017, of $10.64 per share (the “VWAP”). In payment of the Internalization Consideration, the Company has caused the Operating Partnership to issue to the Contributors an aggregate of 3,753,593 OP Units (the “Internalization OP Units”), and the Company has issued to the Contributors an aggregate of 76,603 shares of its newly reclassified Class C Common Stock (the “Internalization Class C Shares”) and an aggregate of approximately $40,794 in cash. Payment of the Internalization Consideration primarily in OP Units and Class C Common Stock, rather than principally in cash, was intended to further align the interests of our management with those of our stockholders.

Upon closing of the Internalization, the Company became a self-managed real estate investment trust. The following key executives and officers of the former Manager assumed the following titles and duties with the Company: Mr. R. Ramin Kamfar serves as Chairman and Chief Executive Officer; Mr. James G, Babb, III, serves as Chief Investment Officer; Mr. Ryan S. MacDonald serves as Chief Acquisitions Officer; Mr. Jordan B. Ruddy serves as Chief Operating Officer and President; Mr. Christopher J. Vohs serves as Chief Financial Officer and Treasurer; and Mr. Michael L. Konig serves as Chief Legal Officer and Secretary. Messrs. Kamfar, Babb, MacDonald, Ruddy and Vohs have entered into employment agreements with an indirect subsidiary of the Company, and Mr. Konig has likewise entered into a services agreement with that subsidiary through his wholly-owned law firm, Konig & Associates, LLC, on substantially the same terms as the employment agreements. Each such agreement became effective upon closing, and has an initial term through and including December 31, 2020. As such, following the Internalization, the Company’s senior management team continues to oversee, manage and operate the Company, and the Company is no longer externally managed by the former Manager. As an internally managed company, the Company no longer pays our former Manager any fees or expense reimbursements arising from the Management Agreement.

Distribution Policy

We intend to continue to qualify as a REIT for federal income tax purposes. The Code generally requires that a REIT annually distribute at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, and imposes tax on any taxable income retained by a REIT, including capital gains.

To satisfy the requirements for qualification as a REIT and generally not be subject to federal income and excise tax, we intend to continue to make regular distributions of all or substantially all of our REIT taxable income, determined without regard to dividends paid, to our stockholders out of assets legally available for such purposes. All future distributions will be determined at the sole discretion of our board of directors on a quarterly basis. When determining the amount of future distributions, we expect that our board of directors will consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future operating cash flows, (iii) our determination of near-term cash needs for acquisitions of new properties, development investments general property capital improvements and debt repayments, (iv) our ability to continue to access additional sources of capital, (v) the requirements of Maryland law, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay and (vii) any limitations on our distributions contained in our credit or other agreements.

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

Holders of shares of 7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (the “Series C Preferred Stock”), will be entitled to receive cumulative cash dividends on the Series C Preferred Stock when, as and if authorized by our board of directors and declared by us from and including the date of original issue or the end of the most recent dividend period for which dividends on the Series C Preferred Stock have been paid, payable quarterly in arrears on each January 5th, April 5th, July 5th and October 5th of each year, commencing on October 5, 2016, to holders of record on each December 25th, March 25th, June 25th and September 25th, respectively. From the date of original to, but not including, July 19, 2023, we will pay dividends on the Series C Preferred Stock at the rate of 7.625% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $1.90625 per share). Commencing July 19, 2023, we will pay cumulative cash dividends on the Series C Preferred Stock at an annual dividend rate of the initial rate increased by 2.0% of the liquidation preference per annum, which will increase by an additional 2.0% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14.0%.

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

Holders of shares of Class A common stock, $0.01 par value per share (the “Class A common stock”), and Class C common stock $0.01 par value per share (the “Class C common stock”), will be entitled to receive cash dividends when, as and if authorized by our board of directors and declared by us.

On December 20, 2017, the Company announced a revised dividend policy for the Company’s Class A common stock, which will also be applicable to the Class C common stock, and set an annual dividend rate of $0.65 per common share. The common share dividend will be paid on a quarterly basis, a change from previously being paid on a monthly basis. The board of directors considered a number of factors in setting the new common stock dividend rate, including but not limited to achieving a sustainable dividend covered by current recurring AFFO (vs. pro forma AFFO), multifamily and small cap peer dividend rates and payout ratios, providing financial flexibility for the Company, and achieving an appropriate balance between the retention of capital to invest and grow net asset value and the importance of current distributions.

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

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. We also have filed with the SEC registration statements on Form S-3 (File Nos. 333-200359, 333-203415, 333-208956, and 333-208988) and Form S-8 (333-202569 and 333-222255). Copies of our filings with the SEC may be obtained from the SEC’s website at www.sec.gov, or downloaded from our website at www.bluerockresidential.com, as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC. Access to these filings is free of charge.

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

Our current portfolio consists of interests in twenty-eight apartment communities and eleven development communities located primarily in markets in the Southeastern United States. Any adverse developments in local economic conditions or the demand for apartment units in these markets may negatively impact our results of operations.

Our current portfolio of properties consists primarily of apartment communities and development communities geographically concentrated in the Southeastern United States, and our portfolio going forward may consist primarily of the same. For the year ended December 31, 2017, properties in Florida, Texas, Georgia, and North Carolina comprised 36%, 30%, 17%, and 16%, respectively, of our total rental revenue, excluding Village Green of Ann Arbor, Lansbrook Village, Fox Hill and MDA Apartments which were sold in 2017. As such, we are currently susceptible to local economic conditions and the supply of and demand for apartment units in these markets. If there is a downturn in the economy or an oversupply of or decrease in demand for apartment units in these markets, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.

We may not be successful in identifying and consummating suitable investment opportunities.

Our investment strategy requires us to identify suitable investment opportunities compatible with our investment criteria. We may not be successful in identifying suitable opportunities that meet our criteria or in consummating investments, including those identified as part of our investment pipeline, on satisfactory terms or at all. Our ability to make investments on favorable terms may be constrained by several factors including, but not limited to, competition from other investors with significant capital, including other publicly-traded REITs and institutional investment funds, which may significantly increase investment costs; and/or the inability to finance an investment on favorable terms or at all. The failure to identify or consummate investments on satisfactory terms, or at all, may impede our growth and negatively affect our cash available for distribution to our stockholders.

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

Our current portfolio is focused predominately on apartment properties, and we expect that our portfolio going forward will focus predominately on the same. As a result, we are subject to risks inherent in investments in a single industry, and a decrease in the demand for apartment properties would likely have a greater adverse effect on our rental revenues than if we owned a more diversified real estate portfolio. Resident demand at apartment properties was adversely affected by the most recent U.S. recession, including the reduction in spending, reduced home prices and high unemployment, together with the price volatility, dislocations and liquidity disruptions in the debt and equity markets, as well as the rate of household formation or population growth in our markets, changes in interest rates or changes in supply of, or demand for, similar or competing apartment properties in an area. If economic recovery slows or stalls, these conditions could persist and we could experience downward pressure on occupancy and market rents at our apartment properties, which could cause a decrease in our rental revenue. Any such decrease could impair our ability to satisfy our substantial debt service obligations or make distributions to our stockholders.

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

We will attempt to ensure adequate insurance is obtained to cover significant areas of risk to us as a company and to our properties. However, there are types of losses at the property level, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. We may not have adequate coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss. In addition, other than any working capital reserve or other reserves we may establish, we have no source of funding to repair or reconstruct any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced earnings that would result in lower distributions to stockholders.

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

Our investments could be adversely affected if a member of our Bluerock network performs poorly at one of our projects, which could adversely affect returns to our stockholders.

In general, we expect to rely on members of our network for the day-to-day management and development of our real estate investments. Members of our network are not fiduciaries to us, and generally will have limited capital invested in a project, if any. One or more members of our network may perform poorly in managing one of our project investments for a variety of reasons, including failure to properly adhere to budgets or properly consummate the property business plan. A member of our network may also underperform for strategic reasons related to projects or assets that the partner is involved in with a Bluerock affiliate but not our Company. If a member of our network does not perform well at one of our projects, we may not be able to ameliorate the adverse effects of poor performance by terminating the partner and finding a replacement partner to manage our projects in a timely manner. In such an instance, the returns to our stockholders could be adversely affected.

Actions of our joint venture partners could subject us to liabilities in excess of those contemplated or prevent us from taking actions which are in the best interests of our stockholders, which could result in lower investment returns to our stockholders.

We have entered into, and in the future intend to enter into, joint ventures with affiliates and other third parties, including our members of our network, to acquire or improve properties. We may also purchase properties in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present when acquiring real estate directly, including, for example:

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

From inception of our Company through December 31, 2017, we had a cumulative net loss of $29.5 million. Our losses can be attributed, in part, to the initial start-up costs and initially high corporate general and administrative expenses relative to the size of our portfolio. In addition, acquisition costs and depreciation and amortization expenses substantially reduced our income. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

We previously generated negative operating cash flow, and our corporate general and administrative expenses were high relative to the size of our current portfolio.

In prior years, our corporate general and administrative expenses exceeded the cash flow received from our investments in real estate joint ventures. The primary reason for the previous negative operating cash flow was the amount of our corporate general and administrative expenses relative to the size of the portfolio. Our corporate general and administrative expenses were $7.5 million for the year ended December 31, 2017, which reflected an increase of $1.7 million over the same period in 2016. During 2017 the size of our portfolio increased significantly and cash flow from our investments in real estate joint ventures increased to cover our general and administrative expenses. In addition, due to the Internalization, expenses previously paid to the former Manager as base management fees are now considered general and administrative expenses. There can be no assurance that current period operating cash flow will continue to exceed our general and administrative expenses. If cash flow received from our investments decreases and our corporate general and administrative expenses become high in relation to the size of our portfolio, this would reduce the amount of funds available for us to invest in properties or other investments. These factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.

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

We have very limited sources of capital other than cash from property operations and the net proceeds of offerings of our securities to meet our primary liquidity requirements. As a result, we may not be able to pay our liabilities and obligations when they come due other than with the net proceeds of an offering, which may limit our ability to fully consummate our business plan and diversify our portfolio. In the past, we have relied on borrowing from affiliates to help finance our business activities. However, there are no assurances that we will be able to borrow from affiliates in the future, or extend the maturity date of any loans that may be outstanding and due to affiliates.

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

We are responsible for the day-to-day operations of our Company and the selection and management of investments and have broad discretion over the use of proceeds from offerings of our securities. Accordingly, you should not purchase our securities unless you are willing to entrust all aspects of the day-to-day management and the selection and management of investments to us, who will manage our Company. In addition, we may retain independent contractors to provide various services for our Company, and you should note that such contractors will have no fiduciary duty to you or the other stockholders and may not perform as expected or desired.

In addition, while any applicable prospectus or prospectus supplement outlines our investment policies and generally describes our target portfolio, our board of directors may make adjustments to these policies based on, among other things, prevailing real estate market conditions and the availability of attractive investment opportunities. While we have no current intention of changing our investment policies, we will not forego an attractive investment because it does not fit within our targeted asset class or portfolio composition. We may use the proceeds of an offering to purchase or invest in any type of real estate which we determine is in the best interest of our stockholders. As such, our actual portfolio composition may vary substantially from the target portfolio described in the applicable prospectus or prospectus supplement.

Your rights as stockholders and our rights to recover claims against our officers, and directors are limited.

Under Maryland law, our charter, our bylaws and the terms of certain indemnification agreements with our directors, we may generally indemnify our officers, our directors, and their respective affiliates to the maximum extent permitted by Maryland law. Maryland law permits us to indemnify our present and former directors and officers, among others, against judgments, penalties, fines, settlements and reasonable expenses actually incurred by them in connection with any proceeding to which they may be made or threatened to be made a party by reason of their service in those or other capacities unless it is established that: (1) the act or omission of the director or officer was material to the matter giving rise to the proceeding and (i) was committed in bad faith or (ii) was the result of active and deliberate dishonesty; (2) the director or officer actually received an improper personal benefit in money, property or services; or (3) in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and their affiliates, than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents in some cases.

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

Our board of directors may amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue and may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any such stock. Our board of directors has authorized a total of 250,000,000 shares of preferred stock for issuance, of which, as of December 31, 2017, there are issued and outstanding 5,721,460 shares of Series A Preferred Stock, 184,130 shares of Series B Preferred Stock, 2,323,750 shares of Series C Preferred Stock, and 2,850,602 shares of Series D Preferred Stock, all of which are senior to our common stock with respect to priority of dividend payments and rights upon liquidation, dissolution or winding up. Our board of directors could also authorize the issuance of up to approximately 230,400,000 additional shares of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

We depend on our key employees. There is no guarantee that our key employees will remain employed with us for any specified period of time, and will not engage in competitive activities if they cease to be employed with us.

We depend on our key employees. In particular, our success depends to a significant degree upon the contributions of Messrs. Kamfar, Babb, MacDonald, Ruddy and Vohs, who each entered into employment agreements with us, and Mr. Konig, who entered into a services agreement with us through his wholly-owned law firm, Konig & Associates, LLC, on substantially the same terms as the employment agreements. Each such agreement became effective upon the closing of the Internalization, and has an initial term through and including December 31, 2020. The departure or the loss of the services of Messrs. Kamfar, Ruddy, Babb, MacDonald, Vohs or Konig could have a material adverse effect on our business, financial condition, results of operations and ability to effectively operate our business.

Further, the employment and services agreements we entered into with each of Messrs. Kamfar, Babb, MacDonald, Ruddy, Vohs and Konig contain certain restrictions on these executives, including a restriction on engaging in activities that are deemed competitive to our business. Although we believe these covenants to be enforceable under current law in the states in which we do business, there can be no guarantee that if our executives were to breach these covenants and engage in competitive activities, a court of law would fully enforce these restrictions. If these executives were to terminate their employment or service relationship with us and engage in competitive activities, such activities could have a material adverse effect on our business, financial condition and results of operations.

Our management manages our portfolio pursuant to very broad investment guidelines approved by our board of directors, which does not approve each investment and financing decision made by our management unless required by our investment guidelines.

Our management is authorized to follow very broad investment guidelines established by our board of directors. Our board of directors will periodically review our investment guidelines and our portfolio of assets but will not, and will not be required to, review all of our proposed investments, except in limited circumstances as set forth in our investment guidelines. In addition, in conducting periodic reviews, our board of directors may rely primarily on information provided to them by our management. Furthermore, transactions entered into by our management may be costly, difficult or impossible to unwind by the time they are reviewed by our board of directors. Our management has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of assets in which to invest on our behalf, including making investments that may result in returns that are substantially below expectations or result in losses, which would materially and adversely affect our business and results of operations, or may otherwise not be in the best interests of our stockholders.

Risks Related to the Internalization Transaction

We may not manage the Internalization effectively or realize its anticipated benefits.

On October 31, 2017, we completed the Internalization of our management in a series of transactions that included the acquisition, directly and indirectly through a subsidiary, of Bluerock REIT Operator, LLC, a wholly owned subsidiary of our former Manager (“Manager Sub”), which owns the assets previously used by our former Manager in its performance of the management functions previously provided to us pursuant to the Management Agreement. We may not manage the Internalization effectively. As an internally-managed company, we may encounter potential difficulties in the integration process which may result in the inability to successfully internalize our corporate and/or property management functions in a manner that permits us to achieve the cost savings anticipated to result from the Internalization. Following the Internalization, we expect to remain reliant on certain affiliates of Bluerock for certain services such as human resources, investor relations, marketing, legal and other administrative services for a period of time after the closing. If we are unable to internalize these services or find other providers for these services within a reasonable time period, we may not achieve all of the expected benefits of the Internalization. We may not be able to retain all of the current employees who provided services to our former Manager who became our employees upon the Internalization, including our executive officers. Our general and administrative expenses after the Internalization could also be higher than our current expectations. The failure to manage the Internalization effectively, including failure to smoothly transition services or retain employees, could result in the anticipated benefits of the Internalization not being realized in the timeframe currently anticipated or at all. Any of these foregoing risks could materially adversely affect our business, financial condition and results of operations.

The issuances of shares of our Class C common stock in connection with the Internalization, and the issuances of shares of our Class A common stock upon redemption of OP Units and/or conversion of shares of our Class C common stock issued in connection with the Internalization, had a dilutive effect and reduced the voting power and relative percentage interests of current holders of our Class A common stockholders in our earnings and market value.

The issuance of 76,603 shares of our Class C common stock in connection with the Internalization had a dilutive effect and reduced the voting power and relative percentage interests of current Class A common stockholders in our earnings and market value.

Additionally, part of the Internalization Consideration consisted of 3,753,593 OP Units, which may have a dilutive effect on the voting power and percentage interests of our current Class A common stockholders. Commencing on the one-year anniversary of the closing of the Internalization, each OP Unit may be tendered for redemption, at the holder’s option and subject to the terms and conditions set forth in the limited partnership agreement of our Operating Partnership, for cash equal to the average closing price of Class A common stock for the ten (10) consecutive trading days immediately preceding the date we receive a notice of redemption, or, at our sole option, for shares of Class A common stock on a one-for-one basis, in lieu of cash. If the recipients of OP Units in the Internalization exercise their redemption rights and part or all of their outstanding OP Units are redeemed for shares of our Class A common stock, such redemption will have a dilutive effect on our common stock and reduce the relative percentage interests of existing common stockholders in our voting power.

Future sales of our Class A Common Stock by the Contributors may adversely affect the market price of our Class A Common Stock.

Future sales of our Class A common stock by the Contributors may adversely affect the market price of our Class A common stock. These sales also might make it more difficult for us to sell equity securities in the future at a time and price we deem appropriate. Upon consummation of the Internalization, our Operating Partnership issued a number of OP Units to the Contributors as Internalization Consideration, which OP Units may be redeemed in shares of our Class A common stock rather than cash, at the company’s option. In addition, shares of Class C common stock will be convertible, at the holder’s option (at any time and from time to time), into one (1) fully-paid and non-assessable share of our Class A common stock, and upon the occurrence of certain transfers of OP Units or shares of Class C common stock and similar events, will convert automatically into one (1) fully-paid and non-assessable share of our Class A common stock. Sales of a substantial number of shares of our Class A common stock by the Contributors, the perception or expectation that such sales may occur, or sales of shares of our Class A common stock to cover tax obligations, could have a material adverse effect on our business, financial condition, results of operations and the prevailing market price for shares of our Class A common stock.

The Internalization was negotiated between the Special Committee, which is comprised solely of independent and disinterested members of our board of directors; our former Manager, which is affiliated with certain of our officers and directors; and the Contributors, including R. Ramin Kamfar, our Chairman and Chief Executive Officer, and certain other officers.

The Internalization was negotiated with our former Manager, which is affiliated with certain of our officers and directors, and the Contributors, including Mr. Kamfar, and Michael L. Konig, our Chief Legal Officer and Secretary. As a result, those officers and directors may have different interests than the Company as a whole. This potential conflict would not exist in the case of a transaction negotiated with unaffiliated third parties. Moreover, if the former Manager or any Contributor breaches any of the representations, warranties or covenants made by it in the Contribution Agreement, we may choose not to enforce, or to enforce less vigorously, our rights because of our desire to maintain our ongoing relationship with the Contributors and the interests of certain of our directors and officers. Moreover, the representations, warranties, covenants and indemnities in the Contribution Agreement are subject to limitations and qualifiers, which may also limit our ability to enforce any remedy under the Contribution Agreement.

Certain of our directors and executive officers have interests in the Internalization that are different from, and may potentially conflict with, the interests of us and our stockholders.

Certain of our directors and executive officers have interests in the Internalization that may be different from, or in addition to, the interests of our stockholders generally and that may create potential conflicts of interest, including (i) the payment of consideration in connection with the Internalization directly or indirectly to certain of these individuals, including Messrs. Kamfar, Kachadurian, and Konig, and the entry by the applicable individuals into arrangements relating to the payment of that consideration, and (ii) the entry by Manager Sub, in its post-closing capacity as an indirect subsidiary of the Company, into employment agreements with Messrs. Kamfar and Vohs as well as James G. Babb, III, Jordan B. Ruddy and Ryan S. MacDonald, who are executive officers and principals of our former Manager, and into a services agreement with Mr. Konig through Konig & Associates, all of which became effective upon consummation of the Internalization.

In addition, Mr. Kamfar owns a controlling interest in Bluerock, the sole managing member of our former Manager; Messrs. Babb, MacDonald, Ruddy, Vohs and Konig are also executive officers or principals of our former Manager; and Mr. Kachadurian served as Vice Chairman of our former Manager. The respective roles of these individuals in the former Manager may create additional conflicts of interest in respect of the Internalization.

Following the Internalization, Mr. Kamfar controls a significant number of votes in any matter presented to our Class A common stockholders for approval, including the election of directors.

Although the shares of Class C common stock issued in connection with the Internalization are not designed to provide for disproportionate voting rights, the issuance of the Class C common stock resulted in Mr. Kamfar controlling significant voting power in matters submitted to a vote of our Class A common stockholders as a result of his beneficial ownership of Class C common stock (which gives him voting power equal to the economic interest in the Company issued to Bluerock in the form of OP Units as if all of those OP Units were redeemed for shares of Class A common stock), including the election of directors. Mr. Kamfar may have interests that differ from our other stockholders, including by reason of his direct or indirect interest in our Operating Partnership, and may accordingly vote in ways that may not be consistent with the interests of those other stockholders.

Our net income, FFO and AFFO may decrease in the near term as a result of the Internalization.

We will expense all cash and non-cash costs involved in the Internalization. As a result, our statement of operations and FFO will be negatively impacted, driven predominately by the non-cash charges related to the issuance of OP Units and shares of Class C common stock as Internalization consideration and, to a lesser extent, other transaction-related costs. In addition, while we will no longer effectively bear the costs of the various fees and expense reimbursements previously paid to our former Manager while we were externally managed, our expenses will now include the compensation and benefits of our executive officers and the employees of Manager Sub, which is now our indirect subsidiary, as well as overhead previously paid by our former Manager or its affiliates in managing our business and operations. Furthermore, these employees and consultants of Manager Sub will be providing us with services historically provided by the former Manager. There are no assurances that, following the Internalization, these employees and consultants will be able or incentivized to provide services at the same level or for the same costs as were previously provided to us by the former Manager, and there may be other unforeseen costs, expenses and difficulties associated with operating as an internally managed company. If the expenses we assume as a result of the Internalization are higher than the fees that we have historically paid to the former Manager or otherwise higher than we anticipate, we may not realize the anticipated cost savings and other benefits from the Internalization and our net income, FFO and AFFO could decrease further, which could have a material adverse effect on our business, financial condition and results of operations.

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

We may be exposed to risks to which we have not historically been exposed, including liabilities with respect to the assets acquired from the former Manager.

The Internalization will expose us to risks to which we have not historically been exposed. Pursuant to the Contribution Agreement, we incurred liabilities with respect to the assets acquired from the former Manager and certain of its affiliates. In addition, our overhead has increased as a result of our becoming internally managed, as the responsibility for overhead relating to management of our business formerly borne by the former Manager is now our own responsibility. In addition, in our former externally-advised structure, we did not directly employ any employees. As a result of the Internalization, we now indirectly, through Manager Sub, employ persons who were associated with the former Manager or its affiliates. As their employer, we are indirectly, through Manager Sub, subject to those potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, and we will bear the costs of the establishment and maintenance of employee benefit plans, if established. Furthermore, these employees are now providing us services historically provided by the former Manager, which are provided with the support of the Administrative Services Agreement. There are no assurances that these employees of Manager Sub will be able to provide us with the same level of services as were previously provided to us by the former Manager, and there may be other unforeseen costs, expenses and difficulties associated with operating as an internally managed company.

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

Risks Related to Related Party Transactions

We may pursue less vigorous enforcement of the terms of certain agreements in connection with related party transactions because of conflicts of interest with certain of our officers and directors, and the terms of those agreements may be less favorable to us than they might otherwise be in an arm’s-length transaction.

The agreements we enter into in connection with related party transactions are expected to contain limited representations and warranties and have limited express indemnification rights in the event of a breach of those agreements. Furthermore, Mr. Kamfar, our Chairman and Chief Executive Officer, currently serves as an officer of Bluerock Real Estate, L.L.C., an affiliate of our former Manager, or Bluerock, and Mr. Kachadurian, a director and our former Manager’s Vice Chairman, is affiliated with Bluerock, and each will have a conflict with respect to any matters that require consideration by our board of directors that occur between us and Bluerock. Even if we have actionable rights, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements or under other agreements we may have with these parties, because of our desire to maintain positive relationships with these individuals.

Risks Related to Conflicts of Interest

Conflicts of interest exist between our interests and the interests of Bluerock and its affiliates.

Examples of these potential conflicts of interest include:

•	The possibility that certain of our officers and their respective affiliates will face conflicts of interest relating to the purchase and leasing of properties, and that such conflicts may not be resolved in our favor;
•	The possibility that the competing demands for the time of certain of our officers may result in them spending insufficient time on our business, which may result in our missing investment opportunities or having less efficient operations, which could reduce our profitability and result in lower distributions to you;
•	Some of our current investments, generally in development projects, have been made through joint venture arrangements with Bluerock Funds (in addition to unaffiliated third parties), which arrangements were not the result of arm’s-length negotiations of the type normally conducted between unrelated co-venturers, and which could result in a disproportionate benefit to affiliates of our former Manager; and
•	Competition for the time and services of Bluerock personnel that work for us and our affiliates under the Administrative Services Agreement.

Any of these and other conflicts of interest could have a material adverse effect on the returns on our investments, our ability to make distributions to stockholders and the trading price of our stock.

The ownership by Bluerock and our executive officers of a significant portion of the outstanding shares of our common stock on a fully diluted basis could give Bluerock and/or our executive officers the ability to control the outcome of matters submitted for stockholder approval and otherwise allow Bluerock and/or our executive officers to exert significant influence over our Company in a manner that may not be in the best interests of our other stockholders.

As of February 6, 2018, Bluerock, in which Mr. Kamfar owns a 99.90% equity interest, beneficially owned approximately 16.4% of our outstanding Class A common stock and Class C common stock on a fully diluted basis. In addition, our other executive officers beneficially own approximately 7.4% of our outstanding Class A common stock and Class C common stock on a fully diluted basis. As a result of Bluerock and our executive officers’ significant ownership in our Company, Bluerock and/or our executive officers will have significant influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including the ability to control the outcome of matters submitted to our stockholders for approval such as the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In particular, this concentrated voting control could delay, defer or prevent a change of control, merger, consolidation or sale of all or substantially all of our assets that our other stockholders and our board of directors support. Conversely, the concentrated voting control held by Bluerock and/or our executive officers could result in the consummation of such a transaction that our other stockholders and our board of directors do not support.

Certain of our executive officers have interests that may conflict with the interests of stockholders.

Messrs. Kamfar, MacDonald, Ruddy, Vohs and Konig are also affiliated with or are executive and/or senior officers of Bluerock and their affiliates. These individuals may have personal and professional interests that conflict with the interests of our stockholders with respect to business decisions affecting us and our Operating Partnership. As a result, the effect of these conflicts of interest on these individuals may influence their decisions affecting the negotiation and consummation of the transactions whereby we acquire apartment properties in the future from Bluerock or its affiliates, or in the allocation of investment opportunities to us by Bluerock or its affiliates.

Messrs. Kamfar, MacDonald, Ruddy, Vohs and Konig will have competing demands on their time and attention.

Messrs. Kamfar, MacDonald, Ruddy, Vohs and Konig have competing demands on their respective time and attention, principally with respect to the provision of services to certain outside entities affiliated with BRRE. Such competing demands are not expected to be different from those that existed prior to the Internalization, but there is no assurance those demands will not increase and may result in these individuals devoting time to such outside entities in a manner that could adversely affect our business. Under their respective employment or services agreements (as applicable), Mr. Kamfar and certain of our other executive officers are permitted to devote time to certain outside activities, so long as those duties and activities do not unreasonably interfere with the performance of their respective duties to us.

If we acquire direct or indirect interests in properties from a Bluerock Fund with which we have joint ventured in a development deal, the price may be higher than we would pay if the transaction were the result of arm’s-length negotiations.

We are a party to certain development joint ventures with the Bluerock Funds, among other third parties, and under the terms of such joint ventures, we may, from time to time, seek to acquire the minority interest held by such Bluerock Fund. The prices we pay for such interests will not be the subject of arm’s-length negotiations, which means that the acquisitions may be on terms less favorable to us than those negotiated in an arm’s-length transaction. We may pay more for such interests than we would have in an arm’s-length transaction, which would reduce our cash available for investment in other properties or distribution to our stockholders.

Legal counsel for us, Bluerock and some of our affiliates is the same law firm.

Kaplan Voekler Cunningham & Frank, PLC acts as legal counsel to us, Bluerock, Fund I and the Bluerock Funds, and some of our affiliates. Kaplan Voekler Cunningham & Frank, PLC is not acting as counsel for any specific group of stockholders or any potential investor. There is a possibility in the future that the interests of the various parties may become adverse and, under the Code of Professional Responsibility of the legal profession, Kaplan Voekler Cunningham & Frank, PLC may be precluded from representing any one or all of such parties. If any situation arises in which our interests appear to be in conflict with those of our affiliates, additional counsel may be retained by one or more of the parties to assure that their interests are adequately protected. Moreover, should such a conflict not be readily apparent, Kaplan Voekler Cunningham & Frank, PLC may inadvertently act in derogation of the interest of parties which could adversely affect us, and our ability to meet our investment objectives and, therefore, our stockholders.

We have entered into joint venture investments with affiliates of Bluerock and may continue to do so in the future.

As of December 31, 2017, twelve of our investments in equity interests in real property have been made through joint venture arrangements with affiliates of Bluerock, as well as unaffiliated third parties. While we have no current expectation of investing in additional development projects with affiliates of Bluerock in the future, in the event such opportunities arise that we determine to be in the best interest of our stockholders, it is likely that we will work together with such Bluerock affiliates to apportion the investments among us and such other programs in accordance with the investment objectives of the various programs, with our Company initially taking a senior or preferred capital position to such affiliates in the development project and having the right to elect into common ownership with such programs under certain conditions. The negotiation of such investments will not be at arm’s-length and conflicts of interest will arise in the process. We cannot assure you that we will be as successful as we otherwise would be if we enter into joint venture arrangements with programs sponsored by Bluerock or with affiliates of Bluerock. It is possible that we could pay more for an asset in this type of transaction than we would pay in an arm’s-length transaction with an unaffiliated third party.

In addition, the co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. Since Bluerock and its affiliates have an interest in us and control any affiliated co-venturer, agreements and transactions between the co-venturers with respect to any such joint venture do not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers.

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

When providing financing, a lender may impose restrictions on us that affect our distribution and operating policies and our ability to incur additional debt. Loan documents we enter into may contain covenants that limit our ability to further mortgage the property, discontinue insurance coverage, or impose other limitations. These or other limitations may limit our flexibility and prevent us from achieving our operating plans.

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

Prior to the IPO, there was no active market for our common stock. Although our Class A common stock is listed on the NYSE American, the stock markets, including the NYSE American on which our Class A common stock is listed, have from time to time experienced significant price and volume fluctuations. Our Class A common stock has frequently traded below the IPO price since the completion of the IPO. As a result, the market price of shares of our Class A common stock may be similarly volatile, and holders of shares of our Class A common stock may from time to time experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The offering price for shares of our Class A common stock is expected to be determined by negotiation between us and the underwriters. Purchasers may not be able to sell their shares of Class A common stock at or above the offering price.

The price of shares of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section and others such as:

•	our operating performance and the performance of other similar companies;
•	actual or anticipated differences in our quarterly operating results;
•	changes in our revenues or earnings estimates or recommendations by securities analysts;
•	publication of research reports about us, the apartment real estate sector, apartment tenants or the real estate industry;
•	increases in market interest rates, which may lead investors to demand a higher distribution yield for shares of our Class A common stock, and would result in increased interest expenses on our debt;

•	the current state of the credit and capital markets, and our ability and the ability of our tenants to obtain financing;
•	additions and departures of key personnel;
•	increased competition in the multifamily real estate business in our target markets;
•	the passage of legislation or other regulatory developments that adversely affect us or our industry;
•	speculation in the press or investment community;
•	equity issuances by us (including the issuances of Operating Partnership units), or common stock resales by our stockholders, or the perception that such issuances or resales may occur;
•	actual, potential or perceived accounting problems;
•	changes in accounting principles;
•	failure to qualify as a REIT;
•	terrorist acts, natural or man-made disasters or threatened or actual armed conflicts; and
•	general market and local, regional and national economic conditions, particularly in our target markets, including factors unrelated to our performance.

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

We cannot predict the effect, if any, of future sales of Class A common stock, or the availability of shares for future sales, on the market price of our Class A common stock. Sales of substantial amounts of Class A common stock, including shares of Class A common stock issued in an offering, issuable upon the exchange of OP Units, the sale of shares of Class A common stock held by our current stockholders, and the sale of any shares we may issue under our incentive plans, or the perception that these sales could occur, may adversely affect prevailing market prices for our Class A common stock. We may be required to conduct additional offerings to raise more funds. These offerings or the perception of a need for offerings may affect the market prices for our Class A common stock.

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

Our organizational documents permit us to make distributions from any source, including the net proceeds from an offering. There is no limit on the amount of offering proceeds we may use to pay distributions. We have funded and may continue to fund distributions from the net proceeds of our offerings, borrowings and the sale of assets to the extent distributions exceed our earnings or cash flows from operations. While our policy is generally to pay distributions from cash flow from operations, our distributions through December 31, 2017 have been paid from proceeds from our underwritten and continuous offerings and at the market (“ATM”) offerings, and sales of assets, and may in the future be paid from additional sources, such as from borrowings. To the extent we fund distributions from sources other than cash flow from operations, such distributions may constitute a return of capital and we will have fewer funds available for the acquisition of properties and your overall return may be reduced. Further, to the extent distributions exceed our earnings and profits, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder will be required to recognize capital gain.

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

As of December 31, 2017, we have issued and outstanding 5,721,460 shares of Series A Preferred Stock, 184,130 shares of Series B Preferred Stock, 2,323,750 shares of Series C Preferred Stock and 2,850,602 shares of Series D Preferred Stock, and are offering up to an additional 250,870 shares of Series B Preferred Stock in our continuous offering, all of which are senior to our common stock with respect to priority of dividend payments and rights upon liquidation, dissolution or winding up. The Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock may limit our ability to make distributions to holders of our Class A common stock. In the future, we may issue debt or additional preferred equity securities or incur other borrowings. Upon our liquidation, holders of our debt securities, other loans and Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock and additional preferred stock, if any, will receive a distribution of our available assets before common stockholders. Any additional preferred stock, if issued, likely will also have a preference on periodic distribution payments, which could eliminate or otherwise limit our ability to make distributions to holders of our Class A common stock. Holders of shares of our Class A common stock bear the risk that our future issuances of debt or equity securities, including Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock or our incurrence of other borrowings may negatively affect the trading price of our Class A common stock.

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

Stockholders have no rights to buy additional shares of our stock in the event we issue new shares of stock. We may issue common stock, convertible debt or preferred stock pursuant to a subsequent public offering or a private placement, to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration, or to our former Manager in payment of some or all of the base management fee or incentive fee or operating expense reimbursements that may be earned by our former Manager. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Investors purchasing shares of our Class A common stock in an offering who do not participate in any future stock issuances will experience dilution in the percentage of the issued and outstanding shares of Class A common stock they own.

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

We may not be able to pay dividends on a regular quarterly basis in the future on any of our Series A Preferred Stock, Series C Preferred Stock or Series D Preferred Stock, or on a monthly basis in the future on our Series B Preferred Stock. We intend to contribute the entire net proceeds from the offerings of all such series of preferred stock to our Operating Partnership in exchange for Series A Preferred Units, Series B Preferred Units, Series C Preferred Units and Series D Preferred Units (as applicable) that have substantially the same economic terms as the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock (respectively). Because we conduct substantially all of our operations through our Operating Partnership, our ability to pay dividends on the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock will depend almost entirely on payments and distributions we receive on our interests in our Operating Partnership. If our Operating Partnership fails to operate profitably and to generate sufficient cash from operations (and the operations of its subsidiaries), we may not be able to pay dividends on the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or Series D Preferred Stock. Furthermore, any new shares of preferred stock on parity with any such series of preferred stock will substantially increase the cash required to continue to pay cash dividends at stated levels. Any common stock or preferred stock that may be issued in the future to finance acquisitions, upon exercise of stock options or otherwise, would have a similar effect.

Your interests in our Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and/or Series D Preferred Stock could be diluted by the incurrence of additional debt, the issuance of additional shares of preferred stock, including additional shares of any or all of the foregoing series of preferred stock, and by other transactions.

As of December 31, 2017, our total long-term mortgage indebtedness was approximately $939.5 million and our credit facility was approximately $67.7 million, and we may incur significant additional debt in the future. Each of the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock is subordinate to all of our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. Our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and as of December 31, 2017, we have issued and outstanding 5,721,460 shares of Series A Preferred Stock, 184,130 shares of Series B Preferred Stock, 2,323,750 shares of Series C Preferred Stock and 2,850,602 shares of Series D Preferred Stock. The issuance of additional preferred stock on parity with or senior to any or all of the foregoing series of preferred stock would dilute the interests of the holders of shares of preferred stock of the applicable series, and any issuance of preferred stock senior to the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or Series D Preferred Stock or any issuance of additional indebtedness, could affect our ability to pay dividends on, redeem or pay the liquidation preference on any or all of the foregoing series of preferred stock. We may issue preferred stock on parity with any or all of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and/or Series D Preferred Stock without the consent of the holders of shares of preferred stock of the applicable series. Other than the Asset Coverage Ratio (as defined below) with respect to the Series A Preferred Stock and Series C Preferred Stock and the right of holders to cause us to redeem the Series A Preferred Stock, Series B Preferred Stock, or Series C Preferred Stock or to convert the Series D Preferred Stock, upon a Change of Control/Delisting (as defined below), none of the provisions relating to any of the foregoing series of preferred stock relate to or limit our indebtedness or afford the holders of shares thereof protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of such shares.

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

If we are required to make payments under any “bad boy” carve-out guaranties, recourse guaranties, and completion guaranties that we may provide in connection with certain mortgages and related loans in connection with an event that constitutes a Change of Control or Change of Control/Delisting, our business and financial results could be materially adversely affected.

In causing our subsidiaries to obtain certain nonrecourse loans, we may provide standard carve-out guaranties. These guaranties are generally only applicable if and when the borrower directly, or indirectly through agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper (commonly referred to as “bad boy” guaranties). We also may enter into recourse guaranties with respect to future mortgages, or provide credit support to development projects through completion guaranties, which also could increase risk of repayment. In some circumstances, pursuant to guarantees to which we are a party or that we may enter into in the future, our obligations pursuant to such “bad boy” carve-out guaranties and other guaranties may be triggered by a Change of Control or Change of Control/Delisting, because, among other things, such an event may result indirectly in a change of control of the applicable borrower. Because a Change of Control while any Series B Preferred Stock is outstanding, or a Change of Control/Delisting while any Series A Preferred Stock or Series C Preferred Stock is outstanding, also triggers a right of redemption for cash by the holders thereof, the effect of a Change of Control or Change of Control/Delisting could negatively impact our liquidity and overall financial condition, and could negatively impact the ability of holders of shares of our Series B Preferred Stock, Series A Preferred Stock or Series C Preferred Stock to receive dividends or other amounts on their shares of such Series B Preferred Stock, Series A Preferred Stock or Series C Preferred Stock.

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

The Change of Control/Delisting conversion feature of our Series D Preferred Stock may have the effect of discouraging a third party from making an acquisition proposal for our Company or of delaying, deferring or preventing certain change of control transactions of our Company under circumstances that stockholders may otherwise believe is in their best interests.

The market price of shares of our Class A common stock received in a conversion of our Series D Preferred Stock may decrease between the date received and the date the shares of Class A common stock are sold.

The market price of shares of our Class A common stock received in a conversion may decrease between the date received and the date the shares of Class A common stock are sold. The stock markets, including the NYSE American, have experienced significant price and volume fluctuations. As a result, the market price of our Class A common stock is likely to be similarly volatile, and recipients of our Class A common stock may experience a decrease in the value of their shares, including decreases unrelated to our operating performance or prospects. The price of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including sales of Class A common stock by other stockholders who received shares of our Class A common stock upon conversion of their Series D Preferred Stock, our financial performance, government regulatory action or inaction, tax laws, interest rates and general market conditions and other factors.

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

If our common stock is no longer listed on the NYSE American or another national securities exchange, the ability to transfer or sell shares of the Series A Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock may be limited and the market value of the Series A Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock will be materially adversely affected.

If our Class A common stock is no longer listed on the NYSE American or another national securities exchange, it is likely that the Series A Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock will be delisted as well. Accordingly, if our Class A common stock is delisted, the ability of holders to transfer or sell their shares of the Series A Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock may be limited and the market value of the Series A Preferred Stock, Series C Preferred Stock and the Series D Preferred Stock may be materially adversely affected.

If our Class A common stock is no longer listed on the NYSE American or another national securities exchange, we will be required to terminate the continuous offering of Series B Preferred Stock.

The Series B Preferred Stock is a “covered security” and therefore is not subject to registration under the state securities, or “Blue Sky,” regulations in the various states in which it may be sold due to its seniority to our Class A common stock, which is listed on the NYSE American. If our Class A common stock is no longer listed on the NYSE American or another appropriate exchange, we will be required to register the offering or Series B Preferred Stock in any state in which we subsequently offer the Series B Units. This would require the termination of the continuous offering and could result in our raising an amount of gross proceeds that is substantially less than the amount of the gross proceeds we expect to raise if the maximum offering is sold. This would reduce our ability to make additional investments and limit the diversification of our portfolio.

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

There is no public market for our Series B Preferred Stock or Warrants offered in the Series B Preferred Offering, and we currently have no plan to list the Series B Preferred Stock or Warrants on a securities exchange or to include such shares for quotation on any national securities market. Additionally, our charter contains restrictions on the ownership and transfer of our securities, including our Series B Preferred Stock, and these restrictions may inhibit the ability to sell shares of our Series B Preferred Stock or Warrants promptly or at all. Furthermore, the Warrants will expire four years from the date of issuance. If holders are able to sell the Series B Preferred Stock or Warrants, they may only be able to be sold at a substantial discount from the price originally paid. Therefore, Series B Units should be purchased only as a long-term investment. After one year from the date of issuance, the Warrants will be exercisable at the option of the holder for shares of our Class A common stock, which currently are publicly traded on the NYSE American. Beginning two years from the date of original issuance, we may redeem, and upon original issuance the holder of shares of Series B Preferred Stock may require us to redeem, such shares, with the redemption price payable, in our sole discretion, in cash or in equal value of shares of our Class A common stock, based on the volume weighted average price per share of our Class A common stock for the 20 trading days prior to the redemption. If we opt to pay the redemption price in shares of our Class A common stock, holders of shares of Series B Preferred Stock may receive publicly traded shares as we currently expect to continue listing our Class A common stock on the NYSE American.

There may not be a broad market for our Class A common stock, which may cause our Class A common stock to trade at a discount and make it difficult for holders of Warrants to sell the Class A common stock for which the Warrants are exercisable and for which shares of our Series B Preferred Stock may be redeemable at our option.

Our Class A common stock for which the Warrants are exercisable trades on the NYSE American under the symbol “BRG.” Listing on the NYSE American or another national securities exchange does not ensure an actual or active market for our Class A common stock. Historically, our Class A common stock has had a low trading volume. Accordingly, an actual or active market for our Class A common stock may not be maintained, the market for our Class A common stock may not be liquid, the holders of our Class A common stock may be unable to sell their shares of our Class A common stock, and the prices that may be obtained following the sale of our Class A common stock upon the exercise of Warrants or the redemption of shares of Series B Preferred Stock may not reflect the underlying value of our assets and business.

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

Subject to the Cetera Side Letter, upon the sale of any individual property, holders of Series B Preferred Stock do not have a priority over holders of our common stock regarding return of capital.

Subject to the Cetera Side Letter, holders of our Series B Preferred Stock do not have a right to receive a return of capital prior to holders of our common stock upon the individual sale of a property. To provide protection to the holders of the Series B Preferred Stock, our Cetera Side Letter restricts us from selling an asset if the sale would cause us to fail to meet a dividend coverage ratio of no less than 1.1:1 based on the ratio of our adjusted funds from operations to dividends required to be paid to holders of our Series A, Series B, Series C and Series D Preferred Stock for the two most recent quarters, subject to our ability to maintain status as a REIT for federal income tax purposes. Depending on the price at which such property is sold, it is possible that holders of our common stock will receive a return of capital prior to the holders of our Series B Preferred Stock, provided that any accrued but unpaid dividends have been paid in full to holders of Series B Preferred Stock. It is also possible that holders of common stock will receive additional distributions from the sale of a property (in excess of their capital attributable to the asset sold) before the holders of Series B Preferred Stock receive a return of their capital.

We established the offering price for the Series B Units pursuant to negotiations among us and our affiliated dealer manager; as a result, the actual value of an investment in Series B Units may be substantially less than the amount paid.

The selling price of the Series B Units was determined pursuant to negotiations among us and the dealer manager, which is an affiliate of Bluerock, based upon the following primary factors: the economic conditions in and future prospects for the industry in which we compete; our prospects for future earnings; an assessment of our management; the present state of our development; the prevailing conditions of the equity securities markets at the time of the Series B Preferred Offering; the present state of the market for non-traded REIT securities; and current market valuations of public companies considered comparable to our Company. Because the offering price is not based upon any independent valuation, the offering price is not indicative of the proceeds that an investor in the Series B Units would receive upon liquidation.

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

Our board of directors is authorized, without stockholder approval, to cause us to issue additional shares of our Class A common stock or to raise capital through the issuance of additional preferred stock (including equity or debt securities convertible into preferred stock), options, warrants and other rights, on such terms and for such consideration as our board of directors in its sole discretion may determine. Any such issuance could result in dilution of the equity of our stockholders. Our board of directors may, in its sole discretion, authorize us to issue common stock or other equity or debt securities to persons from whom we purchase apartment communities, as part or all of the purchase price of the community. Our board of directors, in its sole discretion, may determine the value of any common stock or other equity or debt securities issued in consideration of apartment communities or services provided, or to be provided, to us.

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

Stockholders have no rights to buy additional shares of stock or other securities if we issue new shares of stock or other securities. We may issue common stock, convertible debt or preferred stock pursuant to a subsequent public offering or a private placement, or to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration. Investors purchasing Series B Units in the offering of our Series B Preferred Stock who do not participate in any future stock issuances will experience dilution in the percentage of the issued and outstanding stock they own. In addition, depending on the terms and pricing of any additional offerings and the value of our investments, you also may experience dilution in the book value and fair market value of, and the amount of distributions paid on, your shares of Series B Preferred Stock and common stock, if any.

Our charter, the articles supplementary establishing the Series B Preferred Stock, and the Warrant Agreement each contain restrictions upon ownership and transfer of the Series B Preferred Stock and the Warrants, which may impair the ability of holders to acquire the Series B Preferred Stock, the Warrants and the shares of our Class A common stock upon exercise of the Warrants and into which shares of Series B Preferred Stock may be converted, at the Company’s option.

Our charter, the articles supplementary establishing the Series B Preferred Stock, and the Warrant Agreement each contain restrictions on ownership and transfer of the Series B Preferred Stock and the Warrants intended to assist us in maintaining our qualification as a REIT for federal income tax purposes. For example, to assist us in qualifying as a REIT, the articles supplementary establishing the Series B Preferred Stock prohibits anyone from owning, or being deemed to own by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding Series B Preferred Stock. Additionally, the Warrant Agreement prohibits any person from beneficially or constructively owning more than 9.8% of our Warrants, and provides that Warrants may not be exercised to the extent such exercise would result in the holder’s beneficial or constructive ownership of more than 9.8%, in number or value, whichever is more restrictive, of our outstanding shares of common stock, or more than 9.8% in value of our outstanding capital stock. You should consider these ownership limitations prior to a purchase of the Series B Units. The restrictions could also have anti-takeover effects and could reduce the possibility that a third party will attempt to acquire control of us, which could adversely affect the market price of the Series B Preferred Stock.

Holders of the Series B Preferred Stock have no control over changes in our policies and operations.

Our board of directors determines our major policies, including with regard to investment objectives, financing, growth, debt capitalization, REIT qualification and distributions. Our board of directors may amend or revise these and other policies without a vote of the stockholders.

In addition, holders of shares of our Series B Preferred Stock have no voting rights under our charter, and otherwise have no voting rights except as set forth in the Cetera Side Letter. Pursuant to the Cetera Side Letter, holders of shares of Series B Preferred Stock have voting rights only in certain limited circumstances, voting together as a single class with the holders of preferred stock (i) ranking on parity with the Series B Preferred Stock with respect to dividend rights and rights upon our liquidation, dissolution or winding up, and (ii) upon which voting rights have been conferred (such holders, together with holders of shares of Series B Preferred Stock, the Parity Holders). The Parity Holders currently include the holders of Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock. The affirmative vote of a majority of the votes cast by the Parity Holders, voting together as a single class, is required to approve (a) the authorization, creation or issuance, or an increase in the number of authorized or issued shares of, any class or series of our capital stock ranking senior to the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, or Series D Preferred Stock with respect to dividend rights and rights upon our liquidation, dissolution or winding up (any such senior stock, the “Senior Stock”), (b) the reclassification of any of our authorized capital stock into Senior Stock, or (c) the creation, authorization or issuance of any obligation or security convertible into, or evidencing the right to purchase, Senior Stock. Other than in these limited circumstances, holders of Series B Preferred Stock have no voting rights.

General Risks Related Ownership of our Securities

The cash distributions you receive may be less frequent or lower in amount than you expect.

Our directors determine the amount and timing of distributions in their sole discretion. Our directors consider all relevant factors, including the amount of cash available for distribution, capital expenditure and reserve requirements, general operational requirements and the requirements necessary to maintain our REIT qualification. We cannot assure you that we will consistently be able to generate sufficient available cash flow to make distributions, nor can we assure you that sufficient cash will be available to make distributions to you. We may borrow funds, return capital, make taxable distributions of our stock or debt securities, or sell assets to make distributions. We cannot predict the amount of distributions you may receive and we may be unable to pay or maintain cash distributions or increase distributions over time. Our inability to acquire additional properties or make real estate-related investments or operate profitably may have a negative effect on our ability to generate sufficient cash flow from operations to pay distributions.

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

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

•	we would not be able to deduct dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;
•	we could be subject to possibly increased state and local taxes; and
•	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of TRSs and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than

5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% (25% for 2017 and prior years) of the value of our total assets can be represented by the securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

We may satisfy the 90% distribution test with taxable distributions of our stock or debt securities. On August 11, 2017, the IRS issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by publicly offered REITs (e.g., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act). Pursuant to Revenue Procedure 2017-45, effective for distributions declared on or after August 11, 2017, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (e.g., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. Although we have no current intention of paying dividends in our own stock, if in the future we choose to pay dividends in our own stock, our stockholders may be required to pay tax in excess of the cash that they receive.

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

Overall, no more than 20% (25% for 2017 and prior years) of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. In addition, the Code limits the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The Code also imposes a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. Furthermore, we will monitor the value of our respective investments in any TRSs for the purpose of ensuring compliance with TRS ownership limitations and will structure our transactions with any TRSs on terms that we believe are arm’s-length to avoid incurring the 100% excise tax described above. There can be no assurance, however, that we will be able to comply with the 20% REIT subsidiaries limitation or to avoid application of the 100% excise tax.

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

The recently-enacted “Tax Cuts and Jobs Act” (the “TCJA”) makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. In the case of individuals, the tax brackets have been adjusted, the top federal income rate has been reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions have been eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate has been reduced to 21%. There are only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). The TCJA makes numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us.

Stockholders are urged to consult with their tax advisors with respect to the status of the TCJA and any other regulatory or administrative developments and proposals and their potential effect on investment in our stock.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for certain dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders taxed at individual rates is 20% plus the 3.8% surtax on net investment income, if applicable. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. Rather, under the recently-enacted TCJA, REIT dividends constitute “qualified business income” and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum federal tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. Additionally, without further legislative action, the 20% deduction applicable to REIT dividends will expire on January 1, 2026. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock.

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

Benefit Plan Risks Under ERISA or the Code

If you fail to meet the fiduciary and other standards under the Employee Retirement Income Security Act of 1974, as amended or the Code as a result of an investment in our stock, you could be subject to criminal and civil liabilities and penalties.

Special considerations apply to the purchase of stock or holding of Warrants by employee benefit plans subject to the fiduciary rules of Title I of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), including pension or profit sharing plans and entities that hold assets of such plans, which we refer to as ERISA Plans, and plans and accounts that are not subject to ERISA, but are subject to the prohibited transaction rules of Section 4975 of the Code, including IRAs, Keogh Plans, and medical savings accounts. (Collectively, we refer to ERISA Plans and plans subject to Section 4975 of the Code as “Benefit Plans” or “Benefit Plan Investors”). If you are investing the assets of any Benefit Plan, you should consider whether:

•	your investment will be consistent with your fiduciary obligations under ERISA and the Code;
•	your investment will be made in accordance with the documents and instruments governing the Benefit Plan, including the Benefit Plan’s investment policy;
•	your investment will satisfy the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA, if applicable, and other applicable provisions of ERISA and the Code;
•	your investment will impair the liquidity of the Benefit Plan;
•	your investment will produce “unrelated business taxable income” for the Benefit Plan;
•	you will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the Benefit Plan;
•	you will be able to satisfy plan liquidity requirements as there may be only a limited market to sell or otherwise dispose of our stock; and
•	your investment will constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

Failure to satisfy the fiduciary standards of conduct and other applicable requirements of ERISA and the Code may result in the imposition of civil and criminal penalties, and can subject the fiduciary to personal liability for claims for damages or for equitable remedies. In addition, if an investment in our stock or holding of Warrants constitutes a prohibited transaction under ERISA or the Code, the fiduciary or IRA owner who authorized or directed the investment may be subject to the imposition of excise taxes with respect to the amount invested. In the case of a prohibited transaction involving an IRA owner, the IRA may be disqualified and all of the assets of the IRA may be deemed distributed and subjected to tax. Benefit Plan Investors should consult with counsel before making an investment in our securities.

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

As of December31, 2017, we owned interests in thirty-nine real estate properties, twenty-eight consolidated operating properties and eleven through preferred equity and mezzanine loan investments. Of the property interests held through preferred equity and mezzanine loan investments, six are under development, four are in leaseup and one property is stabilized. The following tables provide summary information regarding our consolidated operating properties and preferred equity and mezzanine loan investments.

Consolidated Operating Properties

Multifamily Community, Name, Location	Number of Units	Year Built/Renovated(1)	Ownership Interest	Average Rent(2)	Occupancy %(3)
ARIUM at Palmer Ranch, Sarasota, FL	320	2016	95.0%	$1,251	97%
ARIUM Glenridge, formerly Nevadan, Atlanta, GA	480	1990	90.0%	1,120	94%
ARIUM Grandewood, Orlando, FL	306	2005	100.0%	1,298	97%
ARIUM Gulfshore, Naples, FL	368	2016	95.0%	1,272	99%
ARIUM Hunter’s Creek, Orlando, FL	532	1999	100.0%	1,310	98%
ARIUM Metrowest, Orlando, FL	510	2001	100.0%	1,273	98%
ARIUM Palms, Orlando, FL	252	2008	95.0%	1,306	97%
ARIUM Pine Lakes, Port St. Lucie, FL	320	2003	85.0%	1,182	96%
ARIUM Westside, Atlanta, GA	336	2008	90.0%	1,500	94%
Ashton Reserve, Charlotte, NC	473	2015	100.0%	1,062	93%
Citrus Tower, Orlando, FL	336	2006	96.8%	1,225	93%
Enders at Baldwin Park, Orlando, FL	220	2003	92.0%	1,643	97%
James on South First, Austin, TX	250	2016	90.0%	1,228	92%
Marquis at Crown Ridge, San Antonio, TX	352	2009	90.0%	946	92%
Marquis at Stone Oak, San Antonio, TX	335	2007	90.0%	1,352	94%
Marquis at the Cascades, Tyler, TX	582	2009	90.0%	1,075	92%
Marquis at TPC, San Antonio, TX	139	2008	90.0%	1,308	95%
Outlook at Greystone, Birmingham, AL	300	2007	100.0%	936	90%
Park & Kingston, Charlotte, NC	168	2015	100.0%	1,234	94%
Preston View, Morrisville, NC	382	2000	100.0%	1,068	93%
Roswell City Walk, Roswell, GA	320	2015	98.0%	1,482	95%
Sorrel, Frisco, TX	352	2015	95.0%	1,175	95%
Sovereign, Fort Worth, TX	322	2015	95.0%	1,308	93%
The Brodie, Austin, TX	324	2001	92.5%	1,218	91%
The Mills, Greenville, SC	304	2013	100.0%	1,085	89%
The Preserve at Henderson Beach, Destin, FL	340	2009	100.0%	1,338	91%
Villages at Cypress Creek, Houston, TX	384	2001	80.0%	1,056	95%
Wesley Village, Charlotte, NC	301	2010	100.0%	1,285	90%
Total/Average	9,608			$1,222	94%

(1)	Represents date of last significant renovation or year built if no renovations.
(2)	Represents the average effective monthly rent per occupied unit for all occupied units for the three months ended December 31, 2017. Total concessions for the three months ended December 31, 2017 amounted to approximately $0.9 million.
(3)	Percent occupied is calculated as (i) the number of units occupied as of December 31, 2017, divided by (ii) total number of units, expressed as a percentage.

Preferred Equity and Mezzanine Loan Investments

Multifamily Community Name, Location	Number of Units	Total Estimated Construction Cost (in millions)	Cost to Date (in millions)	Estimated Construction Cost Per Unit	Actual/ Anticipated Initial Occupancy	Anticipated Construction Completion	Pro Forma Average Rent(1)
Whetstone, Durham, NC	204	$37.0	$37.0	$181,478	3Q14	3Q15	$1,260
Alexan CityCentre, Houston, TX	340	$83.2	$80.8	$244,706	2Q17	4Q17	$2,144
Helios, Atlanta, GA	282	$51.4	$50.1	$182,270	2Q17	4Q17	$1,486
Alexan Southside Place, Houston, TX	270	$49.0	$44.8	$181,481	4Q17	2Q18	$2,012
Lake Boone Trail, Raleigh, NC	245	$40.2	$30.5	$164,082	3Q17	4Q18	$1,271
Vickers Village, Roswell, GA	79	$30.7	$20.9	$388,608	3Q18	4Q18	$3,176
APOK Townhomes, Boca Raton, FL	90	$28.9	$15.6	$321,111	3Q18	1Q19	$2,549
Crescent Perimeter, Atlanta, GA	320	$70.0	$35.0	$218,750	4Q18	2Q19	$1,749
Domain, Garland, TX	299	$52.6	$22.3	$175,920	4Q18	2Q19	$1,469
West Morehead, Charlotte, NC	286	$60.0	$30.5	$209,790	4Q18	2Q19	$1,507
Flagler Village, Fort Lauderdale, FL	385	$140.4	$29.5	$364,675	3Q19	3Q20	$2,352
Total	2,800						$1,815

(1)	Represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization.
Item 3.	Legal Proceedings

We are not party to, and none of our properties are subject to, any material pending legal proceeding.

Item 4.	Mining Safety Disclosures

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of Class A common stock are traded on the NYSE American, formerly referred to as NYSE MKT, under the symbol “BRG.”

On February 6, 2018, the closing price of our Class A common stock, as reported on the NYSE American, was $7.46.

The following table sets forth the high and low intraday sale prices of our Class A common stock, as reported on the NYSE American, for each calendar quarter in the last two fiscal years, as reported on the NYSE American, and the distributions paid by us with respect to those periods.

Quarter Ended	High	Low	Distributions(1)
March 31, 2016	$12.14	$9.06	$0.290
June 30, 2016	$13.03	$10.65	$0.290
September 30, 2016	$13.90	$12.26	$0.290
December 31, 2016	$14.77	$11.40	$0.290
March 31, 2017	$14.14	$11.25	$0.290
June 30, 2017	$13.26	$11.95	$0.290
September 30, 2017	$13.77	$9.68	$0.290
December 31, 2017	$11.81	$9.67	$0.290

(1)	Distribution information is for distributions declared with respect to that quarter.

On December 20, 2017, our board of directors authorized, and we declared dividends for the first quarter of 2018 equal to a quarterly rate of $0.1625 per share on our Class A common stock and Class C common stock, payable to the stockholders of record as of March 23, 2018, which will be payable in cash on April 5, 2018. Holders of OP and LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of our Class A common stock.

On January 12, 2018, our board of directors authorized, and we declared monthly dividends for the first quarter of 2018 equal to a monthly rate of $5.00 per share on our Series B Preferred Stock, payable monthly to the stockholders of record as of January 25, 2018, February 23, 2018 and March 23, 2018, which was paid in cash on February 5, 2018, and which will be paid in cash on March 5, 2018 and April 5, 2018, respectively.

Period Ending
Index	04/02/14	06/30/14	12/31/14	06/30/15	12/31/15	06/30/16	12/31/16	06/30/17	12/31/17
Bluerock Residential Growth REIT, Inc	100.00	89.77	88.62	94.28	92.60	107.22	118.18	118.29	96.03
Russell 3000 Index	100.00	103.72	109.17	111.29	109.69	113.66	123.66	135.64	149.79
Russell 2000 Index	100.00	100.35	102.01	106.86	97.50	99.66	118.28	125.04	135.60
SNL U.S. REIT Equity Index	100.00	106.27	116.89	110.65	120.11	136.71	130.79	138.56	141.37
MSCI U.S. REIT Index	100.00	106.44	117.92	110.62	120.89	137.28	131.29	136.34	137.95

Stockholder Information

As of February 6, 2018, we had approximately 24,257,551 shares of Class A common stock outstanding held by a total of 506 stockholders, one of which is the holder for all beneficial owners who hold in street name.

Distributions

Future distributions paid by the Company will be at the discretion of our board of directors and will depend upon the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as our board of directors deems relevant.

Distributions paid on our Class A common shares, Class C common shares and our Class B-3 common shares (all of which were converted to Class A common stock on March 17, 2016), and OP Units and LTIP Units that are entitled to receive distribution equivalents when dividends are paid on the common stock, by quarter for the years ended December 31, 2017 and 2016, respectively, were as follows (amounts in thousands, except per share amounts):

	Distributions
	Declared Per Share	Total Paid
2016
First Quarter	$0.290	$6,030
Second Quarter	0.290	6,082
Third Quarter	0.290	6,111
Fourth Quarter	0.290	6,214
Total	$1.160	$24,437
2017
First Quarter	$0.290	$7,130
Second Quarter	0.290	7,628
Third Quarter	0.290	7,721
Fourth Quarter	0.290	8,219
Total	$1.160	$30,698
2018
First Quarter(1)	$0.1625	$—

(1)	On December 20, 2017, our board of directors authorized, and we declared dividends for the first quarter of 2018 equal to a quarterly rate of $0.1625 per share on our Class A common stock and Class C common stock, payable to the stockholders of record as of March 23, 2018, which will be payable in cash on April 5, 2018. Holders of OP and LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of our Class A common stock. A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that we will continue to declare dividends or at this rate.

On January 12, 2018, our board of directors authorized, and we declared monthly dividends for the first quarter of 2018 equal to monthly rate of $5.00 per share on our Series B Preferred Stock, payable monthly to the stockholders of record as of January 25, 2018, February 23, 2018 and March 23, 2018, which was paid in cash on February 5, 2018, and which will be paid in cash on March 5, 2018 and April 5, 2018, respectively.

Distributions paid for the years ended December 31, 2017, 2016 and 2015, respectively, were funded from cash provided by operating activities except with respect to $4,824,000, $3,283,000, and $5,524,000, respectively, which was funded from sales of real estate, borrowings, and/or proceeds from our equity offerings.

Although we may use alternative sources of cash to fund distributions in a given period, we expect that distribution requirements for an entire year will be met with cash flows from operating activities.

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Cash provided by operating activities	$54,247	$34,444	$16,708
Cash distributions to preferred stockholders	(26,042)	(9,664)	—
Cash distributions to common stockholders	(29,583)	(24,437)	(20,127)
Cash distributions to noncontrolling interests, excluding $27.9 million from sale of real estate investments	(3,446)	(3,626)	(2,105)
Total distributions	$(59,071)	$(37,727)	$(22,232)
Shortfall	$(4,824)	$(3,283)	$(5,524)
Proceeds from sale of joint venture interests	$17,603	$20,521	$—
Proceeds from sale of real estate assets	$—	$36,675	$17,862
Proceeds from sale of real estate assets, net of noncontrolling distributions of $27.9 million	$44,028	$—	$—
Proceeds from sale of unconsolidated real estate joint venture interests	$—	$—	$15,590

Equity Compensation Plans

Incentive Plans

The Company’s incentive plans were originally adopted by our board of directors on December 16, 2013, and approved by our stockholders on January 23, 2014, as the 2014 Equity Incentive Plan for Individuals (the “2014 Individuals Plan”) and the 2014 Equity Incentive Plan for Entities (the “2014 Entities Plan,” and together with the 2014 Individuals Plan, the “2014 Incentive Plans”). The 2014 Incentive Plans were subsequently amended and restated by the Amended and Restated 2014 Equity Incentive Plan for Individuals (the “Amended 2014 Individuals Plan”), and the Amended and Restated 2014 Equity Incentive Plan for Entities (the “Amended 2014 Entities Plan,” and together with the Amended 2014 Individuals Plan, the “Amended 2014 Incentive Plans”) as adopted by our board of directors on April 7, 2015 and approved by our stockholders on May 28, 2015.

On August 3, 2017 and October 18, 2017, our board of directors adopted, and on October 26, 2017 our stockholders approved, the second amendment and restatement of the 2014 Individuals Plan (the “Second Amended 2014 Individuals Plan”) and the 2014 Entities Plan (the “Second Amended 2014 Entities Plan,” and together with the Second Amended 2014 Individuals Plan, the “Second Amended 2014 Incentive Plans”), which superseded and replaced in their entirety the Amended 2014 Incentive Plans. Under the Second Amended 2014 Incentive Plans, we have reserved and authorized an aggregate number of 1,550,000 shares of our common stock for issuance. As of February 6, 2018, no shares were available for future issuance.

The purpose of the Second Amended 2014 Incentive Plans is to attract and retain independent directors, executive officers and other key employees, including officers and employees of our Operating Partnership and their affiliates, and other service providers, including, while we were externally managed, our former Manager and its affiliates. The Second Amended 2014 Incentive Plans provide for the grant of options to purchase shares of our common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards.

Administration of the Second Amended 2014 Incentive Plans

The Second Amended 2014 Incentive Plans are administered by the compensation committee of our board of directors, except that the Second Amended 2014 Incentive Plans will be administered by our board of directors with respect to awards made to directors who are not employees. This summary uses the term “administrator” to refer to the compensation committee or our board of directors, as applicable. The administrator will approve who will receive grants under the Second Amended 2014 Incentive Plans, determine the type of award that will be granted and will specify the number of shares of our Class A Common Stock subject to each grant.

Eligibility

Employees and officers of our Company and our affiliates (including employees of our Operating Partnership and, while we were externally managed, employees of our former Manager) and members of our board of directors are eligible to receive grants under the Second Amended 2014 Individuals Plan. In addition, individuals who provide significant services to us or an affiliate, including individuals who provide services to us or an affiliate by virtue of employment with, or providing services to, our Operating Partnership (or, while we were externally managed, the former Manager) may receive grants under the Second Amended 2014 Individuals Plan.

Entities that provide significant services to us or our affiliates, including our Operating Partnership (and, while we were externally managed, our former Manager) may receive grants under the Second Amended 2014 Entities Plan in the discretion of the administrator.

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our Second Amended 2014 Incentive Plans, as of December 31, 2017.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	—	—	1,075,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,075,000

We have adopted a Code of Ethics for our directors, officers and employees intended to satisfy NYSE American (formerly the NYSE MKT) listing standards and the definition of a “code of ethics” set forth in Item 406 of Regulation S-K. Any information relating to amendments to our Code of Ethics or waivers of a provision of our Code of Ethics required to be disclosed pursuant to Item 5.05 of Form 8-K will be disclosed through our website.

Clawback Policy

Any award granted under the Second Amended 2014 Incentive Plans, and any payment made with respect to any such award, are subject to the condition that we may require such award to be returned, and any payment made with respect to such award to be repaid, if such action is required under the terms of any Company recoupment or “clawback” (forfeiture or repayment) policy as in effect on the date the award was granted or if recoupment is required by any law, rule, requirement or regulation.

Unregistered Sales of Equity Securities

We previously disclosed our issuances during the years ended December 31, 2017, 2016 and 2015 of equity securities that were not registered under the Securities Act of 1933, as amended, in our Current Reports on Form 8-K and amendments thereto on Form 8-K/A, as applicable, filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2015, February 18, 2015, May 13, 2015, May 15, 2015, July 9, 2015, August 12, 2015, August 17, 2015, September 11, 2015, September 14, 2015, November 17, 2015, November 19, 2015, December 16, 2015, February 26, 2016, March 1, 2016, May 9, 2016, May 11, 2016, August 3, 2016, August 9, 2016, November 14, 2016, February 22, 2017, May 15, 2017, August 4, 2017, August 10, 2017, November 6, 2017, and November 9, 2017 and in our Form 10-Q filed on August 8, 2016.

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial data and should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included elsewhere in this report.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except share and per share amounts)
Operating Data:
Total revenue	$123,184	$81,041	$46,273	$31,714	$12,446
Operating (loss) income	(44,647)	(1,032)	(1,623)	(3,565)	(1,125)
Preferred returns and equity in income (loss) of unconsolidated real estate joint ventures	10,336	11,632	6,590	1,066	(103)
Equity in gain on sale of unconsolidated real estate joint venture interests	—	—	11,303	4,067	1,604
Gain on sale of real estate assets	50,163	4,947	2,677	—	—
Gain on revaluation of equity on business combination	—	3,761	—	—	—
Gain on sale of joint venture interests, net	10,262	—	—	—	—
(Loss) income from continuing operations	(7,028)	(2,974)	7,643	(6,674)	(4,219)
Net (loss) income	(7,028)	(2,974)	7,643	(6,558)	(4,413)
Net income (loss) attributable to noncontrolling partner interest	8,617	1,355	5,855	(1,386)	(1,442)
Preferred share dividends	(27,023)	(13,763)	(1,153)	—	—
Net (loss) income available to common stockholders	(45,679)	(18,985)	635	(5,172)	(2,971)
(Loss) earnings per common share, basic
Continuing operations	$(1.79)	$(0.91)	$0.04	$(0.98)	$(2.70)
Discontinued operations	—	—	—	0.02	(0.19)
Basic (Loss) earnings	$(1.79)	$(0.91)	$0.04	$(0.96)	$(2.89)
(Loss) earnings per common share, diluted
Continuing operations	$(1.79)	$(0.91)	$0.04	$(0.98)	$(2.70)
Discontinued operations	—	—	—	0.02	(0.19)
Diluted (loss) earnings	$(1.79)	$(0.91)	$0.04	$(0.96)	$(2.89)
Weighted average shares outstanding:
Basic	25,561,673	20,805,852	17,404,348	5,381,787	1,032,339
Diluted	25,561,673	20,805,852	17,417,198	5,381,787	1,032,339
Cash dividends declared per BRG common share	$1.16	$1.16	$1.16	$0.92	$0.31
Balance Sheet Data (at December 31):
Investment in real estate (before accumulated depreciation)	1,452,759	1,029,214	556,820	299,686	168,514
Total assets	1,690,547	1,241,322	699,227	343,887	171,764
Total mortgages payable, net	939,494	710,575	380,102	210,644	95,773
Revolving credit facility	67,670	—	—	—	—
Total liabilities	1,047,630	735,412	392,350	217,876	125,681
Total BRG stockholders' equity	222,832	241,728	207,184	92,385	12,001

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except share and per share amounts)
Noncontrolling interest	63,346	50,833	30,528	33,626	34,082
Total equity	286,178	292,561	237,712	126,011	46,083
Other Data:
Funds from operations (“FFO”) attributable to common stockholders(1)	$(44,097)	$1,274	$5,044	$(4,375)	$(2,217)
Net cash provided by operating activities	54,247	34,444	16,708	5,145	245
Net cash used in investing activities	(518,650)	(512,903)	(288,710)	(89,085)	(16,545)
Net cash provided by financing activities	417,371	491,546	317,903	104,015	16,495

(1)	Under the NAREIT definition, FFO represents net income available to common stockholders (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding gains (losses) from sales of depreciable property and impairment provisions on depreciable property or on equity investments in depreciable property plus real estate related depreciation and amortization (excluding amortization of financing costs), and adjustments for unconsolidated partnerships and joint ventures. See “Funds From Operations” in Item 7 for a discussion of FFO and a reconciliation of FFO to net income.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Bluerock Residential Growth REIT, Inc., and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Bluerock Residential Growth REIT, Inc., a Maryland corporation, and, as required by context, Bluerock Residential Holdings, L.P., a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. We refer to Bluerock Real Estate, L.L.C., a Delaware limited liability company, as “Bluerock”, and we refer to our former external manager, BRG Manager, LLC, as our “former Manager.” Both Bluerock and our former Manager are affiliated with the Company. See also “Forward-Looking Statements” preceding Part I.

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

On August 4, 2017, we and BRG Manager, LLC, or our former Manager, announced that the parties had entered into a Contribution and Sale Agreement (as amended by that certain Amendment No. 1 thereto, dated August 9, 2017), or the Contribution Agreement, and other definitive agreements providing for our acquisition of a newly-formed entity to own the assets used by the former Manager in its performance of the management functions then provided to us pursuant to the Management Agreement, or the Internalization. A special committee comprised entirely of independent and disinterested members of our board of directors, or the Special Committee, which retained independent legal and financial advisors, unanimously determined that the entry into the Contribution Agreement and the completion of the Internalization were in the best interests of the company. Our board of directors, by unanimous vote, made a similar determination, and on October 26, 2017, the company held its annual meeting of stockholders, at which our stockholders approved the proposals necessary for the completion of the Internalization.

On October 31, 2017, we completed the Internalization pursuant to the Contribution Agreement for total consideration of approximately $41.24 million, as determined pursuant to a formula established in the Management Agreement at the time of our IPO in April 2014. Upon completion of the Internalization, our current management and investment teams, who were previously employed by an affiliate of our former Manager, became employed by our indirect subsidiary, and we became an internally managed real estate investment trust. In order to further align the interests of our management with those of our stockholders, payment of the aggregate Internalization consideration was paid 99.9% in equity: we caused the Operating Partnership to issue an aggregate of 3,753,593 OP Units, and we issued an aggregate of 76,603 shares of a newly reclassified Class C common stock and paid an aggregate of approximately $40,794 in cash to the applicable Contributor and its affiliates and related persons in connection with the Internalization.

Following the Internalization, our senior management team continues to oversee, manage and operate the company, and we are no longer externally managed by our former Manager. As an internally managed company, we no longer pay the former Manager any fees or expense reimbursements arising from the Management Agreement.

We conduct our operations through our Operating Partnership, of which we are the sole general partner. The consolidated financial statements include our accounts and those of the Operating Partnership.

As of December 31, 2017, we owned interests in thirty-nine real estate properties, twenty-eight consolidated operating properties and eleven through preferred equity and mezzanine loan investments. Of the property interests held through preferred equity and mezzanine loan investments, six are under development, four are in leaseup and one property is stabilized. The thirty-nine properties contain an aggregate of 12,408 units, comprised of 9,608 consolidated operating units and 2,800 units through preferred equity and mezzanine loan investments. As of December 31, 2017, our consolidated operating properties were approximately 94% occupied.

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

Significant Developments

During 2017, we acquired twelve operating multifamily communities generally through various multi-tiered joint ventures in which we have indirect ownership ranging from 80% to 100%, representing an aggregate of 4,457 units, for an aggregate purchase price of approximately $661.2 million. These properties were located in: Birmingham, Alabama; Charlotte, North Carolina; Greenville, South Carolina; Houston, Texas; Morrisville, North Carolina; Orlando, Florida; San Antonio, Texas; and Tyler, Texas.

We also invested in or continued to invest $6.8 million in three multi-tiered development joint ventures through common or preferred equity investments, representing an aggregate of 855 units. These properties are located in: Raleigh, North Carolina; and Houston, Texas.

We provided mezzanine loan funds in six developments projects with 1,459 units in 2017. During the first quarter of 2017 we were redeemed out of substantially all of our equity interests in APOK Townhomes and Domain, and provided mezzanine financing to these development joint ventures amounting to approximately $31.5 million, and increased mezzanine funding to West Morehead by $3.3 million. In addition, in December 2017, we were redeemed out of substantially all of our equity interests in Flagler Village, Crescent Perimeter and Vickers Village, and provided mezzanine financing to these development joint ventures amounting to approximately $84.0 million.

As part of our effort to simplify our structure, the fourth quarter of 2017 we invested approximately $7.5 million to increase our ownership stake to 100% in each of our Preston View, Wesley Village, ARIUM Grandewood and Park & Kingston properties, and to 92% in our Enders Place at Baldwin Park property.

During the year ended December 31, 2017, we issued 4,600,000 shares of Class A common stock pursuant to underwritten offerings with net proceeds of approximately $57.3 million after deducting underwriting discounts and commissions and offering costs. In addition, during the same period, we issued 163,204 shares of Series B Preferred Stock under a continuous registered offering with net proceeds of approximately $146.9 million after commissions and fees. Together these offerings are referred to as the 2017 Offerings.

Industry Outlook

We believe that a significant amount of institutional capital and public REITs are primarily focused on investing in the big six Gateway Markets of Boston, New York, Washington, D.C., Seattle, San Francisco, and Los Angeles, and that many other primary markets are underinvested by institutional/public capital. We believe that the continued transition of the United States from an Industrial Economy to a Knowledge Economy is leading to the development of certain next generation markets which will disproportionally benefit from such transition by generating Knowledge Economy jobs of the future over the next several decades, and by attracting and retaining the highly-educated high income Knowledge Economy worker. We seek to target such next generation Knowledge Economy Markets which we believe provide the opportunity to source investments at cap rates that are more attractive than the gateway markets currently, and that have the potential to provide significant current income, along with the potential for significant capital appreciation over time.

We additionally believe that a number of our target Knowledge Economy growth markets are underserved by highly amenitized institutional quality apartment properties, especially as the wave of Millennials continues to move into its prime rental years through the upcoming decade. As such, we believe there is opportunity in certain of our target markets for development and/or redevelopment to deliver highly amenitized institutional quality product and capture premium rental rates and value growth.

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

Results of Operations

Note 3, “Sale of Real Estate Assets and Joint Venture Equity Interests and Abandonment of Development Project,” to our Consolidated Financial Statements provides a discussion of the various purchases and sales of properties and joint venture equity interests. These transactions have resulted in material changes to the presentation of our financial statements.

The following is a summary of our stabilized consolidated operating real estate investments as of December 31, 2017:

Multifamily Community	Year Built/Renovated(1)	Number of Units	Ownership Interest	Occupancy %
ARIUM at Palmer Ranch	2016	320	95.0%	97%
ARIUM Glenridge, formerly Nevadan	1990	480	90.0%	94%
ARIUM Grandewood	2005	306	100.0%	97%
ARIUM Gulfshore	2016	368	95.0%	99%
ARIUM Hunter’s Creek	1999	532	100.0%	98%
ARIUM Metrowest	2001	510	100.0%	98%
ARIUM Palms	2008	252	95.0%	97%
ARIUM Pine Lakes	2003	320	85.0%	96%
ARIUM Westside	2008	336	90.0%	94%
Ashton Reserve	2015	473	100.0%	93%
Citrus Tower	2006	336	96.8%	93%
Enders Place at Baldwin Park	2003	220	92.0%	97%
James on South First	2016	250	90.0%	92%
Marquis at Crown Ridge	2009	352	90.0%	92%
Marquis at Stone Oak	2007	335	90.0%	94%
Marquis at the Cascades	2009	582	90.0%	92%
Marquis at TPC	2008	139	90.0%	95%
Outlook at Greystone	2007	300	100.0%	90%
Park & Kingston	2015	168	100.0%	94%
Preston View	2000	382	100.0%	93%
Roswell City Walk	2015	320	98.0%	95%
Sorrel	2015	352	95.0%	95%
Sovereign	2015	322	95.0%	93%
The Brodie	2001	324	92.5%	91%
The Mills	2013	304	100.0%	89%
The Preserve at Henderson Beach	2009	340	100.0%	91%
Villages at Cypress Creek	2001	384	80.0%	95%
Wesley Village	2010	301	100.0%	90%
Total/Average		9,608		94%

(1)	Represents date of most recent significant renovation or date built if no renovations.

Year ended December 31, 2017 as compared to the year ended December 31, 2016

Revenue

Net rental income increased $29.6 million, or 40.3%, to $103.0 million for the year ended December 31, 2017 as compared to $73.4 million for the same prior year period. Net rental income increased $48.4 million from the acquisition of twelve properties in 2017 and the full year impact of nine properties acquired in 2016, offset by a $18.8 million decrease in net rental income driven by the sales of five properties in 2017 and 2016. See Item 1. Business “Summary of Investments and Dispositions”.

Other property revenue increased $4.6 million, or 59.7%, to $12.3 million for the year ended December 31, 2017 as compared to $7.7 million for the same prior year period. Other property revenues increased $6.4 million from the acquisition of twelve properties in 2017 and the full year impact of nine properties acquired in 2016, offset by a $1.8 million decrease in other property revenues driven by the sales of five properties in 2017 and 2016.

Interest income from related parties increased to $7.9 million due to the entering into various mezzanine loans during 2017.

Expenses

Property operating expenses increased $16.5 million, or 52.4%, to $48.0 million for the year ended December 31, 2017 as compared to $31.5 million for the same prior year period. Property operating expenses increased $24.2 million from the acquisition of twelve properties in 2017 and the full year impact of nine properties acquired in 2016, offset by a $7.8 million decrease in property operating expenses driven by the sales of five properties in 2017 and 2016. Property NOI margins decreased to 58.4% of total revenues for the year ended December 31, 2017, from 61.1% in the prior year period. Property margins have been impacted by the sales of properties owned for longer time periods which were efficiently operated with assets purchased more recently that had not yet achieved the same level of operational efficiency. Property NOI margins are computed as total property revenues less property operating expenses, divided by total property revenues.

Property management fees expense increased $0.9 million, or 39.1%, to $3.2 million for the year ended December 31, 2017 as compared to $2.3 million in the same prior year period. Property management fees increased $1.5 million from the acquisition of twelve properties in 2017 and the full year impact of nine properties acquired in 2016, offset by a $0.6 million decrease in property management fees driven by the sales of five properties in 2017 and 2016.

General and administrative expenses amounted to $7.5 million for the year ended December 31, 2017 as compared to $5.9 million for the same prior year period. Excluding non-cash amortization of LTIPs and restricted stock expense of $2.3 million and $3.0 million, for the years ended December 31, 2017 and 2016, respectively, general and administrative expenses increased to $5.2 million, or 4.3% of revenues for the year ended December 31, 2017 as compared to $2.8 million, or 3.5% of revenues, for the same prior year end period. This increase can be partially attributed to the impact of the Internalization as we are now incurring expenses that were previously covered by the management fees.

Management fees amounted to $12.7 million for the year ended December 31, 2017 as compared to $6.5 million for the same prior year period. Base management fees were $8.7 million and $6.4 million for the years ended December 31, 2017 and 2016, respectively. Incentive fees were $4.0 million and $0.2 million for the years ended December 31, 2017 and 2016, respectively. These increases were primarily due to the significant increase in our equity base as a result of our Follow-On Offerings and the realized gains on asset sales, respectively, and partially offset by the Company not incurring management fees to the former Manager following the Internalization. All base management and incentive fees in 2017 and 2016 were paid in LTIP Units.

Acquisition and pursuit costs amounted to $3.2 million for the year ended December 31, 2017 as compared to $4.6 million for the same prior year period. The Company adopted ASU 2017-01 which resulted in the capitalization of costs incurred in asset acquisitions purchased after the effective date of January 1, 2017. Substantially all the expenses for the year ended December 31, 2017 were due to the Company’s decision to abandon the proposed East San Marco Property development and write off the pre-acquisition costs that had been incurred. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods. The costs during the prior year were primarily due to the acquisition of 13 properties during 2016.

Management internalization expenses of $43.6 million related to the transaction expenses for the Internalization, including the issuance of Class C common stock and OP units.

Weather-related losses of $1.0 million were incurred in the year ended December 31, 2017 related to Hurricane Irma at six properties in Florida and three properties in Georgia.

Depreciation and amortization expenses increased to $48.6 million for the year ended December 31, 2017 as compared to $31.2 million for the same prior year period. Depreciation and amortization expense increased $23.5 million from the acquisition of twelve properties in 2017 and the full year impact of nine properties acquired in 2016, offset by a $6.0 million decrease in depreciation and amortization driven by the sales of five properties in 2017 and 2016.

Other Income and Expenses

Other income and expenses amounted to net income of $37.6 million for the year ended December 31, 2017 as compared to net other expense of $1.9 million for the same prior year period. This was primarily due to the gain on the sale of assets of $50.2 million in 2017 related to Village Green of Ann Arbor, Fox Hill and Lansbrook Village, and the gain on sale of the real estate joint venture interest of MDA Apartments of $10.2 million occurring in 2017, offset by the sale of the real estate joint venture interest of Springhouse of Newport News of $4.9 million in the prior year period, an increase in interest expense, net, of $11.6 million, as the result of the increase in mortgages payable resulting from the acquisition of interests in the properties mentioned above, and a decrease in income from unconsolidated joint venture interest of $1.3 million due to conversion of preferred investments into mezzanine loans, and a $3.8 million gain related to the revaluation of equity on business combination, and lower loss on early extinguishment of debt of $0.8 million.

Year ended December 31, 2016 as compared to the year ended December 31, 2015

Revenue

Net rental income increased $31.1 million, or 73.5%, to $73.4 million for the year ended December 31, 2016 as compared to $42.3 million for the same prior year period. Net rental income increased $35.3 million from the acquisition of nine properties in 2016 and the full year impact of eight properties acquired in 2015, offset by a $4.2 million decrease in net rental income driven by the sales of four properties in 2016 and 2015. See Item 1. Business “Summary of Investments and Dispositions”.

Other property revenue increased $3.7 million, or 92.5%, to $7.7 million for the year ended December 31, 2016 as compared to $4.0 million for the same prior year period. Other property revenues increased $4.2 million from the acquisition of nine properties in 2016 and the full year impact of eight properties acquired in 2015, offset by a $0.5 million decrease in other property revenues driven by the sales of four properties in 2016 and 2015.

Expenses

Property operating expenses increased $13.0 million, or 70.3%, to $31.5 million for the year ended December 31, 2016 as compared to $18.5 million for the same prior year period. Property operating expenses increased $15.6 million from the acquisition of nine properties in 2016 and the full year impact of eight properties acquired in 2015, offset by a $2.6 million decrease in property operating expenses driven by the sales of four properties in 2016 and 2015. Property NOI margins improved to 61.1% of total revenues for the year ended December 31, 2016, from 60.1% in the prior year period.

Property management fees expense increased $0.9 million, or 64.3%, to $2.3 million for the year ended December 31, 2016 as compared to $1.4 million in the same prior year period. Property management fees increased $1.1 million from the acquisition of nine properties in 2016 and the full year impact of eight properties acquired in 2015, offset by a $0.2 million decrease in property management fees driven by the sales of four properties in 2016 and 2015.

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

Acquisition and pursuit costs amounted to $4.6 million for the year ended December 31, 2016 as compared to $3.5 million for the same prior year period. These costs relate to the acquisition of 13 properties during 2016 and 14 acquisitions in 2015.

Depreciation and amortization expenses increased to $31.2 million for the year ended December 31, 2016 as compared to $16.2 million for the same prior year period. Depreciation and amortization expense increased $15.6 million from the acquisition of nine properties in 2016 and the full year impact of eight properties acquired in 2015, offset by a $0.6 million decrease in depreciation and amortization expense driven by the sales of four properties in 2016 and 2015.

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

For comparison of our twelve months ended December 31, 2017 and 2016, the same store properties included properties owned at January 1, 2016. Our same store properties for the twelve months ended December 31, 2017 and 2016 were Enders Place at Baldwin Park, ARIUM Grandewood, Park & Kingston, Ashton Reserve, ARIUM Palms, Sovereign, ARIUM Gulfshore, and ARIUM at Palmer Ranch. Our non-same store properties for the same period were Fox Hill, Sorrel, The Preserve at Henderson Beach, ARIUM Westside, ARIUM Glenridge, Roswell City Walk, ARIUM Pine Lakes, The Brodie, James on South First, Vickers Village, Village Green of Ann Arbor, MDA Apartments, Lansbrook Village, Crescent Perimeter, Preston View, Wesley Village, Marquis at Crown Ridge, Marquis at Stone Oak, Marquis at The Cascades, Marquis at TPC, ARIUM Hunter’s Creek, ARIUM Metrowest, Citrus Tower, Villages at Cypress Creek, Outlook at Greystone and The Mills. Certain amounts in prior year same store presentation have been reclassified to conform to the current period presentation.

For comparison of our three months ended December 31, 2017 and 2016, the same store properties included properties owned at October 1, 2016. Our same store properties for the three months ended December 31, 2017 and 2016 were Enders Place at Baldwin Park, ARIUM Grandewood, ARIUM Palms, Park & Kingston, Ashton Reserve, Sorrel, Sovereign, ARIUM at Palmer Ranch, ARIUM Gulfshore, The Preserve at Henderson Beach, and ARIUM Westside. Our non-same store properties for the same period were ARIUM Glenridge, Roswell City Walk, ARIUM Pine Lakes, Fox Hill, The Brodie, James on South First, Vickers Village, Village Green of Ann Arbor, MDA Apartments, Lansbrook Village, Crescent Perimeter, Preston View,

Wesley Village, Marquis at Crown Ridge, Marquis at Stone Oak, Marquis at The Cascades, Marquis at TPC, ARIUM Hunter’s Creek, ARIUM Metrowest, Citrus Tower, Villages at Cypress Creek, Outlook at Greystone and The Mills.

Because of the limited number of same store properties as compared to the number of properties in our portfolio in 2017 and 2016, respectively, our same store performance measures may be of limited usefulness.

The following table presents the same store and non-same store results from operations for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,		Change
	2017	2016	$	%
Property Revenues
Same Store	$37,329	$35,995	$1,334	3.7%
Non-Same Store	77,925	45,029	32,896	73.1%
Total property revenues	115,254	81,024	34,230	42.2%
Property Expenses
Same Store	14,582	14,038	544	3.9%
Non-Same Store	33,372	17,483	15,889	90.9%
Total property expenses	47,954	31,521	16,433	52.1%
Same Store NOI	22,747	21,957	790	3.6%
Non-Same Store NOI	44,553	27,546	17,007	61.7%
Total NOI(1)	$67,300	$49,503	$17,797	36.0%

(1)	See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

The following table presents the same store and non-same store results from operations for the three months ended December 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended December 31,		Change
	2017	2016	$	%
Property Revenues
Same Store	$13,796	$13,414	$382	2.8%
Non-Same Store	20,466	10,221	10,245	100.2%
Total property revenues	34,262	23,635	10,627	45.0%
Property Expenses
Same Store	5,418	4,988	430	8.6%
Non-Same Store	8,601	3,940	4,661	118.3%
Total property expenses	14,019	8,928	5,091	57.0%
Same Store NOI	8,378	8,426	(48)	-0.6%
Non-Same Store NOI	11,865	6,281	5,584	88.9%
Total NOI(1)	$20,243	$14,707	$5,536	37.6%

(1)	See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Twelve Months Ended December 31, 2017 Compared to Twelve Months Ended December 31, 2016

Same store NOI for the twelve months ended December 31, 2017 increased by 3.6% or $0.79 million, compared to the 2016 period. There was a 3.7% or $1.3 million increase in same store property revenues as compared to the 2016 period, primarily attributable to a 3.8% increase in average rental rates, offset by a 44 basis point decrease in average occupancy. Same store expenses for the twelve months ended December 31, 2017 increased 3.9% or $0.54 million, compared to the 2016 period. The increase is primarily due to $0.17 million increase in real estate taxes due to higher valuations by municipalities, $0.1 million increase in wages, $0.1 million increase in landscaping, $0.08 million in advertising, and $0.07 million in turnover costs.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during 2016 and 2017; the 2017 non-same store property count was 25 compared to 13 properties for the 2016 period. The results of operations for acquired properties have been included in our consolidated statements of operations from the date of acquisition and the results of operations for disposed properties have been excluded from the consolidated statement of operations since the date of disposition.

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Same store NOI for the three months ended December 31, 2017 decreased 0.6% or $0.05 million, compared to the 2016 period. There was a 2.8% increase in same store property revenues as compared to the 2016 period, primarily attributable to a 2.7% increase in average rental rates; nine of our eleven same store properties recognized rental rate increases during the period. Same store expenses for the three months ended December 31, 2017 increased 8.6% or $0.43 million, compared to the 2016 period, primarily due to $0.28 million increase in real estate taxes due to higher valuations by municipalities and $0.07 million increase in wages. The same store results were also disproportionately impacted by performance from two assets in the Dallas Fort Worth MSA, particularly our Frisco asset which continues to remain challenged from new supply.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during 2016 and 2017; the 2017 non-same store property count was 18 compared to 9 properties for the 2016 period. The results of operations for acquired properties have been included in our consolidated statements of operations from the date of acquisition and the results of operations for disposed properties have been excluded from the consolidated statement of operations since the date of disposition.

Prior year’s comparisons

For comparison of our twelve months ended December 31, 2016 and 2015, the same store properties included properties owned at January 1, 2015. Our same store properties for the twelve months ended December 31, 2016 and 2015 were Enders Place at Baldwin Park, Village Green of Ann Arbor, MDA Apartments, Lansbrook Village and ARIUM Grandewood. Our non-same store properties for the same period were 23Hundred@Berry Hill, Springhouse at Newport News, Fox Hill, Park & Kingston, Ashton Reserve, ARIUM Palms, Sovereign, Sorrel, ARIUM Gulfshore, ARIUM at Palmer Ranch, The Preserve at Henderson Beach, ARIUM Westside, ARIUM Glenridge, Roswell City Walk, ARIUM Pine Lakes, The Brodie, James on South First, Vickers Village, North Park Towers and Crescent Perimeter. 23Hundred@Berry Hill was accounted for under the equity method during the twelve months December 31, 2015, but is reflected in our table of net operating income as if it was consolidated. For the twelve months ended December 31, 2015, the components of non-same store property revenues, property expenses and net operating income represented by this property were $0.2 million, $0.1 million and $0.1 million, respectively. For the three months ended December 31, 2015, the components of non-same store property revenues, property expenses and net operating income represented by this property were insignificant. 23Hundred@Berry Hill financial information can be found at Note 3, “Sale of Real Estate Assets and Joint Venture Equity Investments and Abandonment of Development Project.” 23Hundred@Berry Hill was sold on January 14, 2015. Certain amounts in prior year same store presentation have been reclassified to conform to the current period presentation.

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

The following table presents the same store and non-same store results from operations for the years ended December 31, 2016 and 2015 (dollars in thousands):

	Year Ended December 31,		Change
	2016	2015	$	%
Property Revenues
Same Store	$31,268	$29,505	$1,763	6.0%
Non-Same Store	49,756	16,943	32,813	193.7%
Total property revenues	81,024	46,448	34,576	74.4%
Property Expenses
Same Store	11,540	11,109	431	3.9%
Non-Same Store	19,981	7,395	12,586	170.2%
Total property expenses	31,521	18,504	13,017	70.3%
Same Store NOI	19,728	18,396	1,332	7.2%
Non-Same Store NOI	29,775	9,548	20,227	211.8%
Total NOI(1)	$49,503	$27,944	$21,559	77.2%

(1)	See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

The following table presents the same store and non-same store results from operations for the three months ended December 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended December 31,		Change
	2016	2015	$	%
Property Revenues
Same Store	$10,642	$10,009	$633	6.3%
Non-Same Store	12,993	3,851	9,142	237.4%
Total property revenues	23,635	13,860	9,775	70.5%
Property Expenses
Same Store	3,920	3,696	224	6.1%
Non-Same Store	5,008	1,511	3,497	231.4%
Total property expenses	8,928	5,207	3,721	71.5%
Same Store NOI	6,722	6,313	409	6.5%
Non-Same Store NOI	7,985	2,340	5,645	241.2%
Total NOI(1)	$14,707	$8,653	$6,054	70.0%

Twelve Months Ended December 31, 2016 Compared to Twelve Months Ended December 31, 2015

Same store NOI for the twelve months ended December 31, 2016 increased by 7.2% to $19.7 million from $18.4 million for the 2015 period. There was a 6.0% increase in same store property revenues as compared to the 2015 period, primarily attributable to a 4.6% increase in average rental rates, the acquisition of 17 additional units at our Lansbrook property during 2016 and the acquisition of 15 units at Park & Kingston at the end of 2015, and a 40 basis point increase in average occupancy. Same stores expenses increased $0.4 million primarily due to increased real estate taxes due to higher valuations by municipalities.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during 2016 and certain dispositions in 2015 and 2016. The results of operations for acquired properties have been included in our consolidated statements of operations from the date of acquisition and the results of operations for disposed properties have been excluded from the consolidated statement of operations since the date of disposition.

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

Same store NOI for the three months ended December 31, 2016 increased by 6.5% to $6.7 million from $6.3 million for the 2015 period. There was a 6.3% increase in same store property revenues as compared to the 2015 period, primarily attributable to a 4.0% increase in average rental rates and the acquisition of 17 additional units at our Lansbrook property during 2016, and the acquisition of 15 additional units at Park & Kingston at the end of 2015, and an 80 basis point increase in average occupancy. Same stores expenses increased $0.2 million; the increased expenses were over multiple account categories and were driven by multiple factors.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during 2016. The results of operations for acquired properties have been included in our consolidated statements of operations from the date of acquisition and the results of operations for disposed properties have been excluded from the consolidated statement of operations since the date of disposition.

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

However, NOI should only be used as an alternative measure of our financial performance. The following table reflects net (loss) income attributable to common stockholders together with a reconciliation to NOI and to same store and non-same store contributions to consolidated NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
Net (loss) income attributable to common stockholders	$(45,679)	$(18,985)	$635
Add pro-rata share:
Depreciation and amortization	41,974	26,963	12,369
Non-real estate depreciation and amortization	5	—	—
Amortization of non-cash interest expense	1,848	790	326
Property management fees	2,745	1,959	936
Management fees	12,434	6,417	4,154
Acquisition and pursuit costs	3,055	4,123	3,375
Loss on early extinguishment of debt	1,534	2,269	—
Corporate operating expenses	6,940	5,779	4,050
Management internalization process expense	36,471	63	—
Weather-related losses, net	899	—	—
Preferred dividends	25,512	13,567	1,153
Preferred stock accretion	2,804	880	—
Less pro-rata share:
Other income	16	26	93
Preferred returns and equity in income of unconsolidated real estate joint ventures	9,838	11,464	6,605
Interest income from related parties	7,500	17	—
Gain on sale of joint venture interest, net of fees	6,344	—	5,320
Gain on sale of real estate assets	34,048	6,704	2,640
Pro-rata share of properties’ income	32,796	25,614	12,340
Add:
Noncontrolling interest pro-rata share of property income	5,187	4,880	4,175
Total property income	37,983	30,494	16,515
Add:
Interest expense	29,317	19,009	11,429
Net operating income	67,300	49,503	27,944
Less:
Non-same store net operating income	44,553	27,546	9,548
Same store net operating income	22,747	21,957	18,396

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

We believe the properties underlying our real estate investments are performing well. We had a portfolio-wide debt service coverage ratio of 2.10x and occupancy of 94%, exclusive of our development properties, at December 31, 2017.

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

On February 24, 2016, we filed a prospectus supplement to our registration statement on Form S-3 (File No. 333-200359) filed with the SEC on November 19, 2014 and declared effective on December 19, 2014 (the “December 2014 Shelf Registration Statement”), offering a maximum of 150,000 Units (the “Series B Units”) consisting of 150,000 shares of Series B Redeemable Preferred Stock (the “Series B Preferred Stock”) and warrants (the “Warrants”) to purchase 3,000,000 shares of Class A common stock (liquidation preference $1,000 per share of Series B Preferred Stock) (the “Series B Preferred Offering”). On July 21, 2017, we filed an additional prospectus supplement to the December 2014 Shelf Registration Statement to increase the size of the Series B Preferred Offering to a maximum of 225,000 shares of our Series B Preferred Stock, and Warrants to purchase a maximum of 4,500,000 shares of our Class A common stock (which maximum amounts were inclusive of those reflected in the original Series B Prospectus Supplement). On November 15, 2017, we filed an additional prospectus supplement to our registration statement on Form S-3 (File No. 333-208956) filed with the SEC on January 13, 2016 and declared effective on January 29, 2016 (the “January 2016 Shelf Registration Statement”), to further increase the size of the Series B Preferred Offering to a maximum of 435,000 shares of our Series B Preferred Stock, and Warrants to purchase a maximum of 8,700,000 shares of our Class A common stock (which maximum amounts were inclusive of those reflected in the additional Series B Prospectus Supplement filed on July 21, 2017). As of December 31, 2017, the Company has issued and outstanding 184,130 shares of Series B Preferred Stock and 184,686 Warrants to purchase 3,693,720 shares of Class A common stock for net proceeds of approximately $166.2 million after commissions and fees.

The Company terminated the Series A Preferred Stock At Market (“ATM”) Issuance agreement and the Series C Preferred Stock ATM Issuance agreement effective September 30, 2017. No sales were made in 2017 under either ATM agreement.

The Internalization consideration of approximately $41.2 million was paid primarily through the issuance of 3,753,593 OP Units issued by the Operating Partnership and 76,603 shares of Class C common stock.

On October 4, 2017, we, through our Operating Partnership, entered into a credit agreement (the “Senior Credit Facility”) with KeyBank National Association (“KeyBank”) and other lenders. The Senior Credit Facility provides for an initial loan commitment amount of $150 million, which commitment contains an accordion feature up to a maximum commitment of up to $250 million. The availability of borrowings are based on the value of a pool of collateral properties and compliance with various ratios related to those assets. In addition, we have begun negotiating an additional bank credit facility pursuant to a non-binding term sheet, and we believe this facility will enable us to deploy our capital more efficiently and provide capital structure flexibility as we continue raising capital through our Series B continuous offering. No definitive agreements have been entered into and we can provide no assurances that we will enter into this credit facility.

Together, the January 2017 Class A Common Stock Offering and the continuous offering of Series B Preferred Stock are hereinafter referred to as the “2017 Offerings.”

Our total stockholders’ equity decreased $18.9 million from $241.7 million as of December 31, 2016 to $222.8 million as of December 31, 2017. The decrease in our total stockholders’ equity is primarily attributable to distributions declared of $61.0 million for the year ended December 31, 2017, net loss attributable to common stockholders of $15.6 million, and conversion of LTIP Units to OP Units of $18.4 million, partially offset by the January 2017 Class A Common Stock Offering which increased our stockholders’ equity by $57.3 million and $16.0 million of LTIP Unit issuances.

In general, we believe our available cash balances, the proceeds from the continuous offering of Series B Preferred Stock, the Senior Credit Facility, other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. We expect that properties added to our portfolio with the proceeds from the Follow-On Offerings, and the properties we expect to acquire with the proceeds from our continuous offering of Series B Preferred Stock and from our recent property sales, will have a significant positive impact on our future results of operations. In general, we expect that our results related to our portfolio will improve in future periods as a result of anticipated future investments in and acquisitions of real estate, including our investments in development projects.

We believe we will be able to meet our primary liquidity requirements going forward through:

•	$35.0 million in cash available at December 31, 2017;
•	cash generated from operating activities; and
•	proceeds from future borrowings and potential offerings, including potential offerings of common and preferred stock through underwritten offerings, our continuous Series B Preferred Stock Offering, as well as issuances of units of limited partnership interest in our Operating Partnership, or OP Units.

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

We intend to continue to use prudent amounts of leverage in making our investments, which we define as having total indebtedness of approximately 65% of the fair market value of the properties in which we have invested. For purposes of calculating our leverage, we assume full consolidation of all of our real estate investments, whether or not they would be consolidated under GAAP, include assets we have classified as held for sale, and include any joint venture level indebtedness in our total indebtedness. However, we are not subject to any limitations on the amount of leverage we may use, and accordingly, the amount of leverage we use may be significantly less or greater than we currently anticipate. We expect our leverage to decline commensurately as we execute our business plan to grow our net asset value.

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

We expect to maintain a distribution paid to our Series A Preferred Stock, our Series B Preferred Stock, our Series C Preferred Stock and our Series D Preferred Stock in accordance with the terms of those securities which require monthly or quarterly dividends depending on the series. On December 20, 2017, we announced that its board of directors revised the dividend policy for the Class A Common Stock and set an annual dividend rate of $0.65 per share. The board’s evaluation considered a number of factors including, but not limited to, achieving a sustainable dividend covered by current recurring AFFO (vs. pro forma AFFO), multifamily and small cap peer dividend rates and payout ratios, providing financial flexibility for the Company, and achieving an appropriate balance between the retention of capital to invest and grow net asset value and the importance of current distributions. While our policy is generally to pay distributions from cash flow from operations, our distributions through December 31, 2017 have been paid from cash flow from operations, proceeds from our continuous registered public offering, proceeds from the IPO and Follow-On Offerings, and sales of assets and may in the future be paid from additional sources, such as from borrowings.

Since June 30, 2015, we have paid our base management fees and incentive fees in LTIPs in lieu of cash. In conjunction with the Internalization, we will no longer be responsible for paying the base management fee or incentive fee, to the extent that we will be paying additional general and administrative expenses in replacement thereof, they will be paid in cash or LTIP Units.

Cash Flows

Year ended December 31, 2017 as compared to the year ended December 31, 2016

As of December 31, 2017, we owned interests in thirty-nine real estate properties, twenty-eight consolidated operating properties and eleven through preferred equity and mezzanine loan investments. During the year ended December 31, 2017, net cash provided by operating activities was $54.2 million. After the net loss of $7.0 million was adjusted for $36.9 million of non-cash items, net cash provided by operating activities consisted of the following:

•	Distributions from unconsolidated joint ventures of $9.3 million;
•	increase in accounts receivable, prepaid expenses and other assets of $0.3 million;
•	and an increase in accounts payable, accrued liabilities and distributions of $16.4 million;
•	Offset by a decrease in due to affiliates of $1.6 million.

Cash Flows from Investing Activities

During the year ended December 31, 2017, net cash used in investing activities was $518.7 million, primarily due to the following:

•	$493.3 million used in acquiring consolidated real estate investments;
•	$7.9 million used in purchases of interests from noncontrolling members;
•	$75.1 million used in acquiring investments in unconsolidated joint ventures and notes receivable;
•	$47.0 million used on capital expenditures;
•	Partially offset by a $15.2 million decrease in restricted cash;
•	$71.9 million from proceeds of sale of real estate assets; and
•	$17.6 million from proceeds from the sale of joint venture interests.

Cash Flows from Financing Activities

During the year ended December 31, 2017, net cash provided by financing activities was $417.4 million, primarily due to the following:

•	net borrowings of $234.1 million on mortgages payable;
•	net proceeds of $57.4 million from issuance of Class A common stock;
•	borrowings of $107.7 million on notes payable;

•	net proceeds of $144.3 million from issuance of Units of Series B Preferred Stock and Warrants;
•	$10.7 million in capital contributions from noncontrolling interests;
•	partially offset by $29.6 million in distributions paid to common stockholders;
•	$26.0 million paid in cash distribution paid to preferred stockholders;
•	$31.4 million paid in cash distribution paid to noncontrolling interests;
•	$6.6 million increase in deferred financing costs;
•	$2.6 million of repayments of our mortgages payable;
•	$40.0 million of repayments of our notes payable.

Operating Activities

Net cash flow provided by operating activities increased $19.8 million in 2017 compared to 2016 primarily due to:

•	Operating income, adjusted for non-cash activity, increased $13.4 million as a result of our acquisitions (net of dispositions);
•	Net distributions of income and preferred returns from preferred equity investments decreased $2.2 million;
•	Net due to affiliates decreased $2.5 million;
•	Accounts payable and other accrued liabilities increased $8.9 million;
•	And accounts receivable, prepaid expenses and other assets increased $2.1 million.

Investing Activities

Net cash used in investing activities increased $5.7 million in 2017 compared to 2016 primarily due to:

•	Acquisition of real estate investments and capital expenditures increased $61.1 million;
•	Increase in investment in notes receivable of $39.4 million;
•	Offset by a decrease in restricted cash of $28.4 million;
•	Higher proceeds from sales of joint venture interests and real estate investments of $52.9 million;
•	And lower investments in unconsolidated real estate joint ventures interests of $5.9 million and lower purchases from noncontrolling interests of $7.7 million.

Financing Activities

Cash flows from financing activities were $417.4 million in 2017 as compared to $491.6 million in 2016. This decrease of $74.2 million is primarily explained by:

•	An increase in net revolving credit facility borrowings of $67.7 million;
•	An increase in net proceeds for common stock issuances of $57.3 million;
•	An increase in the Series B preferred stock continuous offering of $122.5 million;
•	Offset by a decrease in other preferred stock offerings of $193.6 million; and
•	A decrease in net mortgage borrowings of $65.1 million;
•	A decrease in contributions from noncontrolling interests of $14.3 million;
•	Offset by an increase in distributions paid of $49.3 million.

Capital Expenditures

The following table summarizes our total capital expenditures for the years ended December 31, 2017, 2016 and 2015 (amounts in thousands):

	Year Ended December 31,
	2017	2016	2015
	(In thousands)
Redevelopment/renovations	$13,186	$4,255	$2,286
Routine capital expenditures	4,081	2,158	1,384
New development	29,704	—	—
Total capital expenditures	$46,971	$6,413	$3,670

We define redevelopment and renovation costs as non-recurring capital expenditures for significant projects that upgrade units or common areas and projects that are revenue enhancing for the years ended December 31, 2017, 2016 and 2015. We define routine capital expenditures as capital expenditures that are incurred at every property and exclude development, investment, revenue enhancing and non-recurring capital expenditures.

Funds from Operations and Adjusted Funds from Operations, Attributable to Common Stockholders

Funds from operations attributable to common stockholders (“FFO”), is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. We define FFO, consistent with the National Association of Real Estate Investment Trusts, or (“NAREIT’s”), definition, as net income, computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, plus impairments write-downs of depreciable real estate, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.

In addition to FFO, we use adjusted funds from operations attributable to common stockholders (“AFFO”). AFFO is a computation made by analysts and investors to measure a real estate company’s operating performance by removing the effect of items that do not reflect ongoing property operations. In computing AFFO, we further adjust FFO by adding back certain items that are not added to net income in NAREIT’s definition of FFO, such as acquisition expenses, equity based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of our properties, and subtracting recurring capital expenditures (and while we were externally managed, when calculating the quarterly incentive fee payable to our former Manager only, we further adjusted FFO to include any realized gains or losses on our real estate investments).

During the year ended December 31, 2017 we incurred $3.2 million of acquisition and pursuit expense and $3.7 million of disposition expense, of which $3.1 million and $2.5 million was our pro-rata share of the expense. During the year ended December 31, 2016 we incurred $4.6 million of acquisition and pursuit expense and $0.4 million of disposition expense, of which $4.5 million was our pro-rata share of the expense.

Our calculation of AFFO differs from the methodology used for calculating AFFO by certain other REITs and, accordingly, our AFFO may not be comparable to AFFO reported by other REITs. Our management utilizes FFO and AFFO as measures of our operating performance after adjustment for certain non-cash items, such as depreciation and amortization expenses, and acquisition expenses and pursuit costs that are required by GAAP to be expensed but may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Furthermore, although FFO, AFFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we also believe that FFO and AFFO may provide us and our stockholders with an additional useful measure to compare our financial performance to certain other REITs. While we were externally managed, we also used AFFO for purposes of determining the quarterly incentive fee, if any, payable to our former Manager.

Neither FFO nor AFFO is equivalent to net income or cash generated from operating activities determined in accordance with GAAP. Furthermore, FFO and AFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Neither FFO nor AFFO should be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

The table below presents our calculation of FFO and AFFO for the years ended December 31, 2017, 2016 and 2015.

As of December 31, 2017, we had acquired twelve additional properties subsequent to December 31, 2016, and sold four properties that were owned in 2016. As of December 31, 2016, we had acquired nine additional properties and four preferred equity investments subsequent to December 31, 2015 and sold one property and one property owned by a preferred investment that were owned in 2015. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance (amounts in thousands).

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Net (loss) income attributable to common stockholders	$(45,679)	$(18,985)	$635
Common stockholders pro-rata share of:
Real estate depreciation and amortization(1)	41,974	26,963	12,369
Gain on sale of joint venture interests	(6,344)	—	(5,320)
Gain on sale of real estate assets	(34,048)	(6,704)	(2,640)
FFO Attributable to Common Stockholders	$(44,097)	$1,274	$5,044
Common stockholders pro-rata share of:
Amortization of non-cash interest expense	1,848	790	326
Acquisition and disposition costs	3,055	4,123	3,375
Management internalization process expense	36,471	63	—
Non-real estate depreciation and amortization	5	—	—
Loss on early extinguishment of debt	1,534	2,269	—
Weather-related losses, net	899	—	—
Normally recurring capital expenditures(2)	(1,443)	(907)	(660)
Preferred stock accretion	2,804	880	—
Non-cash equity compensation	14,551	9,405	5,731
Non-cash tax abatement	—	85	—
Non-cash preferred returns and equity in income of unconsolidated real estate joint ventures	(1,190)	—	—
Non-recurring income	(16)	(254)	(410)
AFFO attributable to Common Stockholders	$14,421	$17,728	$13,406
FFO attributable to Common Stockholders	$(1.73)	$0.06	$0.29
AFFO attributable to Common Stockholders	$0.56	$0.85	$0.77
Weighted average shares outstanding	25,562,064	20,810,134	17,417,198

(1)	The real estate depreciation and amortization amount includes our share of consolidated real estate-related depreciation and amortization of intangibles, less amounts attributable to noncontrolling interests, and our similar estimated share of unconsolidated depreciation and amortization, which is included in earnings of our unconsolidated real estate joint venture investments.
(2)	Normally recurring capital expenditures exclude development, investment, revenue enhancing and non-recurring capital expenditures.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2017 (in thousands) which consisted of mortgage notes secured by our properties. At December 31, 2017, our estimated future required payments on these obligations were:

	Total	Less than one year	2019 – 2020	2021 – 2022	Thereafter
Mortgages Payable (Principal)	$946,101	$4,580	$39,275	$125,509	$776,737
Revolving Credit Facility (Principal)	67,670	—	67,670	—	—
Estimated Interest Payments on Mortgages Payable and Revolving Credit Facility	218,994	37,671	73,919	65,919	41,485
Total	$1,232,765	$42,251	$180,864	$191,428	$818,222

Estimated interest payments are based on the stated rates for mortgage notes payable and revolving credit facility assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid or Payable
Class A common stock
October 4, 2016	December 23, 2016	$0.096667	January 5, 2017
January 6, 2017	January 25, 2017	$0.096666	February 3, 2017
January 6, 2017	February 24, 2017	$0.096667	March 3, 2017
January 6, 2017	March 24 2017	$0.096667	April 5, 2017
April 7, 2017	April 25, 2017	$0.096666	May 5, 2017
April 7, 2017	May 25, 2017	$0.096667	June 5, 2017
April 7, 2017	June 23, 2017	$0.096667	July 5, 2017
July 10, 2017	July 25, 2017	$0.096666	August 4, 2017
August 9, 2017	August 25, 2017	$0.096667	September 5, 2017
August 9, 2017	September 25, 2017	$0.096667	October 5, 2017
October 13, 2017	October 25, 2017	$0.096666	November 3, 2017
October 13, 2017	November 24, 2017	$0.096667	December 5, 2017
October 13, 2017	December 22, 2017	$0.096667	January 5, 2018
December 20, 2017	March 23, 2018	$0.1625	April 5, 2018
Class C common stock
October 13, 2017	November 24, 2017	$0.096667	December 5, 2017
October 13, 2017	December 22, 2017	$0.096667	January 5, 2018
December 20, 2017	March 23, 2018	$0.1625	April 5, 2018

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid or Payable
Series A Preferred Stock
December 9, 2016	December 23, 2016	$0.515625	January 5, 2017
March 10, 2017	March 24, 2017	$0.515625	April 5, 2017
June 9, 2017	June 23, 2017	$0.515625	July 5, 2017
September 8, 2017	September 25, 2017	$0.515625	October 5, 2017
December 8, 2017	December 22, 2017	$0.515625	January 5, 2018
Series B Preferred Stock
October 4, 2016	December 23, 2016	$5.00	January 5, 2017
January 6, 2017	January 25, 2017	$5.00	February 3, 2017
January 6, 2017	February 24, 2017	$5.00	March 3, 2017
January 6, 2017	March 24 2017	$5.00	April 5, 2017
April 7, 2017	April 25, 2017	$5.00	May 5, 2017
April 7, 2017	May 25, 2017	$5.00	June 5, 2017
April 7, 2017	June 23, 2017	$5.00	July 5, 2017
July 10, 2017	July 25, 2017	$5.00	August 4, 2017
July 10, 2017	August 25, 2017	$5.00	September 5, 2017
July 10, 2017	September 25, 2017	$5.00	October 5, 2017
October 13, 2017	October 25, 2017	$5.00	November 3, 2017
October 13, 2017	November 24, 2017	$5.00	December 5, 2017
October 13, 2017	December 22, 2017	$5.00	January 5, 2018
Series C Preferred Stock
December 9, 2016	December 23, 2016	$0.4765625	January 5, 2017
March 10, 2017	March 24, 2017	$0.4765625	April 5, 2017
June 9, 2017	June 23, 2017	$0.4765625	July 5, 2017
September 8, 2017	September 25, 2017	$0.4765625	October 5, 2017
December 8, 2017	December 22, 2017	$0.4765625	January 5, 2018
Series D Preferred Stock
December 9, 2016	December 23, 2016	$0.3859	January 5, 2017
March 10, 2017	March 24, 2017	$0.4453125	April 5, 2017
June 9, 2017	June 23, 2017	$0.4453125	July 5, 2017
September 8, 2017	September 25, 2017	$0.4453125	October 5, 2017
December 8, 2017	December 22, 2017	$0.4453125	January 5, 2018

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

Distributions paid for the year ended December 31, 2017 were as follows (amounts in thousands):

	Distributions
2017	Declared	Paid
First Quarter
Class A Common Stock	$7,014	$6,566
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	525	395
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,100
OP Units	82	84
LTIP Units	496	480
Total first quarter 2017	$13,443	$12,682
Second Quarter
Class A Common Stock	$7,016	$7,015
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	1,054	837
Series C Preferred Stock	1,108	1,107
Series D Preferred Stock	1,270	1,270
OP Units	80	80
LTIP Units	551	533
Total second quarter 2017	$14,029	$13,792
Third Quarter
Class A Common Stock	7,017	7,016
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	1,711	1,508
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,270	1,269
OP Units	79	80
LTIP Units	676	625
Total third quarter 2017	14,810	14,555
Fourth Quarter
Class A Common Stock	$10,956	$7,019
Class C Common Stock	27	8
Series A Preferred Stock	2,951	2,950
Series B Preferred Stock	2,425	2,164
Series C Preferred Stock	1,108	1,107
Series D Preferred Stock	1,268	1,270
OP Units	2,458	869
LTIP Units	223	323
Total fourth quarter 2017	$21,416	$15,710
Total year	$63,698	$56,739

On December 20, 2017, our board of directors authorized, and we declared a quarterly dividend for the first quarter of 2018 equal to a quarterly rate of $0.1625 per share on our Class A and Class C common stock, payable to the stockholders of record as of March 23, 2018, which will be paid in cash on April 5, 2018. Holders of OP and LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of our Class A common stock. The above table includes declared dividends or distribution equivalents of approximately $3,935,000, $12,000, $1,013,000 and $88,000 for the Class A common stock, Class C common stock, OP Units and LTIP Units, respectively, for the first quarter of 2018.

On January 12, 2018, our board of directors authorized, and we declared monthly dividends for the first quarter of 2018 equal to monthly rate of $5.00 per share on our Series B Preferred Stock, payable monthly to the stockholders of record as of January 25, 2018, February 23, 2018 and March 23, 2018, which was paid in cash on February 5, 2018, and which will be paid in cash on March 5, 2018 and April 5, 2018, respectively.

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

Real Estate Asset Acquisition and Valuation

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values. Acquisition-related costs are capitalized in the period incurred. Prior to the adoption of Financial Accounting Standards Board ASU 2017-01 in January 2017, “Business Combinations; Clarifying the Definition of a Business”, acquisition-related costs were expensed in the period incurred. We assess the acquisition-date fair values of all tangible assets, identifiable intangible assets and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of December 31, 2017, we own interests in eleven joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

New Accounting Pronouncements

See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our Notes to the Consolidated Financial Statements for a description of accounting pronouncements. We do not believe these new pronouncements will have a significant impact on our Consolidated Financial Statements, cash flows or results of operations.

Subsequent Events

Issuance of LTIP Units for Payment of the Fourth Quarter 2017 Base Management Fee to the Former Manager

The former Manager earned a base management fee of $1.0 million during October 2017, prior to the Internalization. This amount was payable 50% in LTIP Units with the other 50% payable in either cash or LTIP Units at the discretion of our board of directors. Upon consultation with the former Manager, the board of directors elected to pay 100% of the base management fee in LTIP Units. On February 21, 2018, 128,398 LTIP Units were issued in payment.

Distributions Declared

On December 20, 2017, our board of directors authorized, and we declared dividends for the first quarter of 2018 equal to a quarterly rate of $0.1625 per share on our Class A common stock and Class C common stock, payable to the stockholders of record as of March 23, 2018, which will be payable in cash on April 5, 2018. Holders of OP and LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of our Class A common stock. A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that we will continue to declare dividends or at this rate.

On January 12, 2018, our board of directors authorized, and we declared monthly dividends for the first quarter of 2018 equal to monthly rate of $5.00 per share on our Series B Preferred Stock, payable monthly to the stockholders of record as of January 25, 2018, February 23, 2018 and March 23, 2018, which was paid in cash on February 5, 2018, and which will be paid in cash on March 5, 2018 and April 5, 2018, respectively.

Distributions Paid

The following distributions have been paid subsequent to December 31, 2017 (amounts in thousands):

Distributions Paid
January 5, 2018 (to stockholders of record as of December 22, 2017)
Class A Common Stock	$2,341
Class C Common Stock	7
Series A Preferred Stock	2,950
Series B Preferred Stock	907
Series C Preferred Stock	1,107
Series D Preferred Stock	1,269
OP Units	602
LTIP Units	53
Total	$9,236
February 5, 2018 (to stockholders of record as of January 25, 2018)
Series B Preferred Stock	$932
Total	$932
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal payments and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes. Fair value adjustments and unamortized deferred financing costs, net, of approximately $(6.6) million are excluded:

($ in thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Mortgage Notes Payable	$4,580	$8,152	$31,123	$13,874	$111,635	$776,737	$946,101
Weighted Average Interest Rate	3.74%	3.71%	3.54%	3.72%	3.64%	3.70%	3.69%
Revolving Credit Facility	—	—	$67,670	—	—	—	$67,670
Weighted Average Interest Rate	3.66%	3.66%	3.66%	—	—	—	3.66%

The fair value (in thousands) is estimated at $940.7 million for mortgages payable as of December 31, 2017.

The table above incorporates those exposures that exist as of December 31, 2017; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

Based on our debt and interest rates in effect at December 31, 2017, a 100 basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would increase future interest expense by approximately $1.2 million or decrease by $1.2 million, respectively, on an annual basis.

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

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2017, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2017, the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting, as of December 31, 2017, were effective.

Statement of Our Independent Registered Public Accounting Firm

BDO USA, LLP, our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, and issued a report which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our Executive Officers and Directors

The individuals listed as our executive officers below serve to manage the day-to-day affairs and carry out the directives of our board of directors in the review, selection and recommendation of investment opportunities and operating acquired investments and monitoring the performance of those investments to ensure that they are consistent with our investment objectives. The duties that these executive officers perform also include the performance of corporate governance activities on our behalf that require the attention of one of our corporate officers, including signing certifications required under Sarbanes-Oxley Act of 2002, as amended, for filing with the periodic reports.

The following table and biographical descriptions set forth certain information with respect to the individuals who currently serve as our executive officers and directors:

Name*	Age**	Position	Year First Became Director
R. Ramin Kamfar	54	Chairman of the Board and Chief Executive Officer	2008
Jordan B. Ruddy	54	Chief Operating Officer and President	N/A
James G. Babb, III	53	Chief Investment Officer	N/A
Ryan S. MacDonald	34	Chief Acquisitions Officer	N/A
Christopher J. Vohs	41	Chief Financial Officer and Treasurer	N/A
Michael L. Konig	57	Chief Legal Officer and Secretary	N/A
Gary T. Kachadurian	67	Director	2014
Brian D. Bailey	51	Independent Director	2009
I. Bobby Majumder	49	Independent Director	2009
Romano Tio	58	Independent Director	2009

*	The address of each executive officer and director listed is 712 Fifth Avenue, 9th Floor, New York, New York 10019.
**	As of February 6, 2018.

R. Ramin Kamfar, Chairman of the Board and Chief Executive Officer.  Mr. Kamfar serves as our Chairman of the Board and as our Chief Executive Officer. Mr. Kamfar has served as our Chairman of the Board since August 2008, and also served as our President from April 2014 until October 2017. Mr. Kamfar also served as Chief Executive Officer of our former advisor, Bluerock Multifamily Advisor, LLC, from August 2008 to February 2013. He has also served as the Chairman of the Board and Chief Executive Officer of Bluerock since its inception in October 2002, where he has overseen the acquisition and development of approximately 20,300 apartment units, and over 2.5 million square feet of office space. In addition, Mr. Kamfar has served as Chairman of the Board of Trustees and as a Trustee of Total Income (plus) Real Estate Fund, a closed-end interval fund organized by Bluerock, since 2012. Mr. Kamfar has approximately 30 years of experience in various aspects of real estate, mergers and acquisitions, private equity investing, investment banking, and public and private financings. From 1988 to 1993, Mr. Kamfar worked as an investment banker at Lehman Brothers Inc., New York, New York, where he specialized in mergers and acquisitions and corporate finance. In 1993 Mr. Kamfar left Lehman to focus on private equity transactions. From 1993 to 2002, Mr. Kamfar executed a growth/consolidation strategy to build a startup into a leading public company in the ‘fast casual’ market now known as Einstein Noah Restaurant Group, Inc. with approximately 800 locations and $400 million in gross revenues. From 1999 to 2002, Mr. Kamfar also served as an active investor, advisor and member of the Board of Directors of Vsource, Inc., a technology company subsequently sold to Symphony House (KL: SYMPHNY), a leading business process outsourcing company focused on the Fortune 500 and Global 500. Mr. Kamfar received an M.B.A. degree with distinction in Finance in 1988 from The Wharton School of the University of Pennsylvania, located in Philadelphia, Pennsylvania, and a B.S. degree with distinction in Finance in 1985 from the University of Maryland located in College Park, Maryland.

Jordan B. Ruddy, Chief Operating Officer and President.  Mr. Ruddy serves as our Chief Operating Officer and President. Mr. Ruddy also served as the President of our former Manager from February 2013 to October 2017. Mr. Ruddy joined Bluerock in 2002 and has continuously served in various senior management capacities for it and its affiliates, including as Bluerock’s President until January 2013, and as co-portfolio manager for the advisor of Total Income (plus) Real Estate Fund since October of 2013. Mr. Ruddy has approximately 30 years of experience in real estate acquisitions, financings, management and dispositions. From 2000 to 2001, Mr. Ruddy served as a real estate investment banker at Banc of America Securities LLC. From 1997 to 2000, Mr. Ruddy served as Vice President of Amerimar Enterprises, a real estate company specializing in value-added investments nationwide, where he managed acquisitions, financings, leasing, asset management and dispositions involving over 1.5 million square feet of commercial and multifamily real estate. From 1995 to 1997, Mr. Ruddy served as a real estate investment banker at Smith Barney Inc. From 1988 to 1993, Mr. Ruddy served in the real estate department of The Chase Manhattan Bank, most recently as a Second Vice President. Mr. Ruddy received an M.B.A. degree in Finance and Real Estate in 1995 from The Wharton School of the University of Pennsylvania, located in Philadelphia, Pennsylvania, and a B.S. degree with high honors in Economics in 1986 from the London School of Economics, located in London, England.

James G. Babb, III, Chief Investment Officer.  Mr. Babb serves as our Chief Investment Officer. Mr. Babb previously served as Chief Investment Officer of our former Manager from November 2013 until October 2017, as a director of the Company until April 2, 2014, as our Chief Investment Officer from July 2008 until November 2013, as our President from July 2008 until August 2012, and as the President of our former advisor from July 2008 until February 2013. Mr. Babb joined Bluerock in 2007 and served as its Chief Investment Officer through October 2017, and has been a Trustee of Total Income (plus) Real Estate Fund since 2012. He has been involved exclusively in real estate acquisition, management, financing and disposition for approximately 30 years. From 1992 to August 2003, Mr. Babb helped lead the residential and office acquisitions initiatives for Starwood Capital Group, or Starwood Capital. Starwood Capital was formed in 1992 and during his tenure raised and invested funds on behalf of institutional investors through seven private real estate funds, which in the aggregate ultimately invested approximately $8 billion in approximately 250 separate transactions. Mr. Babb was also active in Starwood Capital’s efforts to expand its platform to invest in Europe. From August 2003 to July 2007, Mr. Babb founded Bluepoint Capital, LLC, a private real estate investment company focused on the acquisition, development and/or redevelopment of residential and commercial properties. Mr. Babb received a B.A. degree in Economics in 1987 from the University of North Carolina at Chapel Hill.

Ryan S. MacDonald, Chief Acquisitions Officer.  Mr. MacDonald serves as our Chief Acquisitions Officer. Mr. MacDonald joined Bluerock in 2008 and has continuously served in various senior acquisition and disposition capacities for it and its affiliates, including as Senior Vice President — Investments of our former Manager from November 2013 through February 2016, and as Managing Director — Investments for our former Manager from March 2016 through October 2017. To date, with Bluerock, Mr. MacDonald has been involved with real estate transactions with an aggregate value of approximately $1.25 billion. Prior to joining Bluerock, from 2006 to 2008, Mr. MacDonald was an Analyst for PNC Realty Investors (formerly Mercantile Real Estate Advisors), where he served as part of an investment team that made more than $1.2 billion in investments within all tranches of the capital structure. From 2005 to 2006, Mr. MacDonald served in a corporate development role at Mercantile Bankshares, where he worked with Executive Management focusing on high level strategic initiatives for the $6 billion bank. Mr. MacDonald received a B.A. in Economics in 2005 from the University of Maryland, College Park.

Christopher J. Vohs, Chief Financial Officer and Treasurer.  Mr. Vohs serves as our Chief Financial Officer and Treasurer. Mr. Vohs previously served as our Chief Accounting Officer and Treasurer from August 2013 through October 2017. Mr. Vohs joined Bluerock in July 2010 and has continuously served in various senior accounting and financial capacities for it and its affiliates, including as Bluerock’s Chief Accounting Officer from July 2010 until October 2017. In his role as Chief Accounting Officer for Bluerock and our former advisor, Bluerock Multifamily Advisor, LLC, and our former Manager, all of which are affiliates of our Company, Mr. Vohs has been responsible for the oversight of all financial recordkeeping and reporting aspects of those companies. Previously, Mr. Vohs served as Corporate Controller for Roberts Realty Investors, Inc., a public multifamily REIT based in Atlanta, Georgia, from March 2009 to July 2010, where he was responsible for the accounting and financial reporting for the REIT. From October 2004 to March 2009, Mr. Vohs worked at Pulte Homes, a nationwide builder of single family homes, in various financial roles, including as Internal Audit Manager & Asset Manager and later as Vice President of Finance for Pulte’s Orlando and Southeast Florida operations. As Vice President of Finance, Mr. Vohs was responsible for all finance, accounting, and administrative operations of the division. From January 1999 to October 2004, Mr. Vohs worked as an Audit Manager for Deloitte & Touche, an international professional services firm, where he earned his CPA certification and focused on mid-size to large private and public companies in the manufacturing, finance, and communications industries. Mr. Vohs received his B.A. degree in Accounting from Michigan State University in 1998.

Michael L. Konig, Chief Legal Officer and Secretary.  Mr. Konig serves as our Chief Legal Officer and Secretary. Previously, Mr. Konig served as our Chief Operating Officer, General Counsel and Secretary of both our Company and our former Manager from November 2013 through October 2017, and as Senior Vice President and General Counsel of our Company and our former advisor from August 2008 through November 2013. Mr. Konig joined Bluerock in 2004 and has continuously served in various senior legal and management capacities for it and its affiliates, including as General Counsel of Bluerock, and as Chief Legal Officer of the advisor of Total Income (plus) Real Estate Fund since October of 2012. Mr. Konig has over 25 years of experience in law and business. Mr. Konig was an attorney at the firms of Ravin Sarasohn Cook Baumgarten Fisch & Baime from September 1987 to September 1989, and Greenbaum Rowe Smith & Davis from September 1989 to March 1997, representing borrowers and lenders in numerous financing transactions, primarily involving real estate, distressed real estate and Chapter 11 reorganizations, as well as a broad variety of litigation and corporate law matters. From 1998 to 2002, Mr. Konig served as legal counsel, including as General Counsel, at New World Restaurant Group, Inc. (now known as Einstein Noah Restaurant Group, Inc.). From 2002 to December 2004, Mr. Konig served as Senior Vice President of Roma Food Enterprises, Inc. where he led operations and the restructuring and sale of the privately held company with approximately $300 million in annual revenues. Mr. Konig received a J.D. degree cum laude in 1987 from California Western School of Law, located in San Diego, California, an M.B.A. degree in Finance in 1988 from San Diego State University and a Bachelor of Commerce degree in 1982 from the University of Calgary.

Gary T. Kachadurian, Director.  Mr. Kachadurian has served as a member of our board of directors since April 2014. Mr. Kachadurian also served as Vice Chairman of our former Manager from April 2014 to October 2017. Mr. Kachadurian has over 30 years of real estate experience primarily investing in and developing apartment properties on behalf of institutional investors. Mr. Kachadurian is a Principal with Monroe Residential Partners, a full service multifamily development and investment firm based in Chicago, Illinois. From 2007 through its sale in December 2014, Mr. Kachadurian served as Chairman of Apartment Realty Advisors, the nation’s largest privately owned multihousing investment advisory company. From 1990 to 2005, Mr. Kachadurian served in various senior roles at Deutsche Bank Real Estate/RREEF, a leading pension fund advisor, including as a member of RREEF’s Investment Committee for 14 years, as a senior member of the Policy Committee of RREEF, as Senior Managing Director for Global Business Development responsible for raising institutional real estate funds in Japan, Germany, and other countries, and as head of RREEF’s National Acquisitions Group and Value-Added and Development lines of business where he had oversight in the acquisition and management of RREEF’s 24,000 unit apartment investment portfolio. Prior to Deutsche Bank/RREEF, Mr. Kachadurian served as the Midwest Regional Operating Partner for Lincoln Property Company, developing and managing apartment communities in Illinois, Indiana, Wisconsin, Kansas and Pennsylvania. Mr. Kachadurian also serves as President of The Kachadurian Group LLC, (f/k/a The Kach Group) which provides consulting on apartment acquisition and development transactions. Mr. Kachadurian is a founding Board Member of the Chicago Apartment Association, and a former Chairman of the National Multi Housing Council. Mr. Kachadurian is former Chairman of the Village Foundation of Children’s Memorial Hospital, and is a Director of KBS Legacy Partners Apartment REIT. Mr. Kachadurian received his B.S. in Accounting from the University of Illinois in 1974.

Brian D. Bailey, Independent Director.  Mr. Bailey has served as one of our independent directors since January 2009. Mr. Bailey has more than 20 years of experience in sourcing, evaluating, structuring and managing investments, including real estate and real estate-related debt financing. Mr. Bailey founded and currently serves as Managing Member of Carmichael Partners, LLC, a private equity investment firm based in

Charlotte, North Carolina. He also currently serves as a director for Bandwidth Inc. (Nasdaq: BAND), a software company based in Raleigh, North Carolina. Prior to founding Carmichael Partners, Mr. Bailey served as Managing Partner (2000 – 2008) and Senior Advisor (2008 – 2009) of Carousel Capital, LLC, a private equity investment firm in Charlotte, North Carolina. Earlier in his career, Mr. Bailey was a team member of Forstmann Little & Co., a private equity investment firm in New York, New York, and a Principal at the Carlyle Group, a private equity investment firm in Washington, DC. Mr. Bailey also previously worked in the leveraged buyout group at CS First Boston in New York, New York and in the mergers and acquisitions group at Bowles Hollowell Conner & Company in Charlotte, North Carolina. Mr. Bailey also served in the public sector, as Assistant to the Deputy Chief of Staff and Special Assistant to the President at the White House from 1994 to 1996 and as Director of Strategic Planning and Policy at the U.S. Small Business Administration in 1994. Mr. Bailey received a B.A. degree in Mathematics and Economics in 1988 from the University of North Carolina at Chapel Hill and an M.B.A. degree in 1992 from the Stanford Graduate School of Business, located in Stanford, California.

I. Bobby Majumder, Independent Director.  Mr. Majumder has served as one of our independent directors since January 2009. In addition, since May 2017, Mr. Majumder has served as our lead independent director and presides over executive sessions of our non-employee directors. Mr. Majumder is a partner at the law firm of Perkins Coie, where he serves as the Managing Partner of the firm’s Dallas office and firmwide Co-Chair of the firm’s India practice. Mr. Majumder specializes in corporate and securities transactions with an emphasis on the representation of underwriters, placement agents and issuers in both public and private offerings, private investment in public equity (PIPE) transactions and venture capital and private equity funds. Prior to Perkins Coie, Mr. Majumder was a partner in the law firm of K&L Gates LLP from May 2005 to March 2013. From January 2000 to April 2005, Mr. Majumder was a partner at the firm of Gardere Wynne Sewell LLP. Through his law practice, Mr. Majumder has gained significant experience relating to the acquisition of a number of types of real property assets including raw land, improved real estate and oil and gas interests. Mr. Majumder also has served as an independent Trustee on the Board of Trustees of Total Income (plus) Real Estate Fund, a closed-end interval fund organized by Bluerock, since July 2012. He is an active member of the Park Cities Rotary Club, a charter member of the Dallas Chapter of The Indus Entrepreneurs and an Associates Board member of the Cox School of Business at Southern Methodist University. Mr. Majumder received a J.D. degree in 1993 from Washington and Lee University School of Law, located in Lexington, Virginia, and a B.A. degree in 1990 from Trinity University, located in San Antonio, Texas.

Romano Tio, Independent Director.  Mr. Tio has served as one of our independent directors since January 2009. In addition, from February 2016 to May 2017, Mr. Tio served as our lead independent director and presided over executive sessions of our non-employee directors. Mr. Tio serves as Senior Managing Director at Ackman-Ziff, an institutional real estate capital advisory firm. From May 2009 to June 2017, Mr. Tio served as Managing Director of RM Capital Management LLC, a boutique real estate investment and advisory firm. From January 2008 to May 2009, Mr. Tio served as a Managing Director and co-head of the commercial real estate efforts of HCP Real Estate Investors, LLC, an affiliate of Harbinger Capital Partners Funds, a $10+ billion private investment firm specializing in event/distressed strategies. From August 2003 until December 2007, Mr. Tio was a Managing Director at Carlton Group Ltd., a boutique real estate investment banking firm where he was involved in over $2.5 billion worth of commercial real estate transactions. Earlier in his career, Mr. Tio was involved in real estate sales and brokerage for 25 years. Mr. Tio also has served as an independent Trustee of the Board of Trustees of Total Income (plus) Real Estate Fund, a closed-end interval fund organized by Bluerock, since July 2012. Mr. Tio served as an independent member of the Board of Directors of Yangtze River Development Ltd. from January 2016 until February 2017. Mr. Tio received a B.S. degree in Biochemistry in 1982 from Hofstra University located in Hempstead, New York.

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

Mr. Kamfar was chosen to serve as the Chairman of the Board because, as our Chief Executive Officer, Mr. Kamfar is well positioned to provide essential insight and guidance to our board of directors from the inside perspective of the day-to-day operations of the Company. Furthermore, Mr. Kamfar brings to the board approximately 30 years of experience in building operating companies, and in various aspects of real estate, mergers and acquisitions, private equity investing and public and private financings. His experience with complex financial and operational issues in the real estate industry, as well as his strong leadership ability and business acumen, make him critical to proper functioning of our board.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, requires our directors and executive officers, and any persons beneficially owning more than 10% of our outstanding shares of common stock, to file with the SEC reports with respect to their initial ownership of our common stock and reports of changes in their ownership of our common stock. As a matter of practice, our administrative staff and outside counsel assists our directors and executive officers in preparing these reports, and typically file those reports on behalf of our directors and executive officers. Based solely on a review of the copies of such forms filed with the SEC during fiscal year 2017 and on written representations from our directors and executive officers, we believe that during fiscal year 2017, except for one Form 3 by Ryan S. MacDonald, all of our directors and executive officers filed the required reports on a timely basis under Section 16(a).

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

Committees of the Board of Directors

We currently have a standing audit committee, a standing investment committee, a standing compensation committee and a standing nominating and corporate governance committee. All of our standing committees consist solely of independent directors, except that Gary T. Kachadurian, who formerly served as Vice Chairman of our former Manager and a director, serves as chairman of the investment committee. The principal functions of these committees are briefly described below. Our board of directors may from time to time establish other committees to facilitate our management.

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

The members of our audit committee are Brian D. Bailey, I. Bobby Majumder and Romano Tio. Mr. Bailey is the chairman of our audit committee, and is designated as the audit committee financial expert as defined by the rules promulgated by the SEC and the NYSE American (formerly the NYSE MKT) corporate governance listing standards.

Investment Committee

Our board of directors has delegated to the investment committee the authority (1) to approve all real property acquisitions, developments and dispositions, including real property portfolio acquisitions, developments and dispositions, as well as all other investments in real estate consistent with our investment guidelines (each, an “Investment Transaction”) and (2) to review our investment policies and procedures on an ongoing basis and recommend any changes to our board of directors.

Our board of directors has further delegated to our executive management team the authority to approve all Investment Transactions for investments less than ten percent (10%) of our Company equity, at the time of consideration (exclusive of the equity to be invested in such project, but including any financing of such investment). Management will recommend suitable investments for consideration by the investment committee for investments that are equal to or in excess of ten percent (10%) of our Company equity. If the members of the investment committee approve a given investment, then management will be directed to make such investment on our behalf, if such investment can be completed on terms approved by the committee.

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

In addition, prior to the consummation of the Internalization on October 31, 2017, our compensation committee oversaw plans and programs related to the compensation of the former Manager, including fees payable to the former Manager pursuant to the Management Agreement.

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

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of all of our independent directors, and our nominating and corporate governance committee charter details the principal functions of the nominating and corporate governance committee. These functions include:

•	identifying and recommending to our full board of directors qualified candidates for election as directors and recommending nominees for election as directors at the annual meeting of stockholders;
•	developing and recommending to our board of directors corporate governance guidelines and implementing and monitoring such guidelines;
•	reviewing and making recommendations on matters involving the general operation of our board of directors, including board size and composition, and committee composition and structure;
•	recommending to our board of directors nominees for each committee of our board of directors;
•	annually facilitating the assessment of our board of directors’ performance as a whole and of the individual directors, as required by applicable law, regulations and the NYSE American (formerly the NYSE MKT) corporate governance listing standards; and
•	overseeing our board of directors’ evaluation of management.

The members of our nominating and corporate governance committee are Brian D. Bailey, I. Bobby Majumder and Romano Tio. Mr. Majumder is the chairman of our nominating and corporate governance committee.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Our Compensation Discussion and Analysis describes our compensation program, objectives and policies for our Named Executive Officers, or NEOs. for fiscal year 2017. Our NEOs for fiscal year 2017 were R. Ramin Kamfar, Chief Executive Officer, Jordan B. Ruddy, President and Chief Operating Officer, James G. Babb, III, Chief Investment Officer, Michael L. Konig, Chief Legal Officer and Secretary, and Christopher J. Vohs, Chief Financial Officer and Treasurer. Where indicated, information is also provided for Ryan S. MacDonald, our Chief Acquisitions Officer.

Overview of Compensation Program and Philosophy

Pre-Internalization Compensation Summary

Prior to the completion of the Internalization on October 31, 2017, we had no employees, and were externally managed by our former Manager, BRG Manager, LLC, pursuant to the Management Agreement. The former Manager provided us with our executive officers and investment team, and administered our business activities and day-to-day operations. The former Manager paid our executive officers and others who provided services to us from the fees collected pursuant to the Management Agreement and other sources. For so long as we were externally managed, we did not pay any cash or other compensation to our NEOs, nor did we make any grants of awards under our Amended 2014 Incentive Plans of any kind to our NEOs. None of our executive officers received any options or stock directly from us, and we have not provided any of our executive officers with pension benefits or nonqualified deferred compensation plans. The former Manager made all decisions regarding the compensation of the executive officers, and any allocation by the former Manager of fees collected pursuant to the Management Agreement to compensation for our officers and other employee benefits was solely in the discretion of the former Manager.

During the period prior to the Internalization, all of our NEOs were employees of an affiliate of the former Manager. Each of our NEOs received compensation reflecting their aggregated services to us, the former Manager and/or its affiliates. We did not play a direct role in establishing or setting the level of compensation or the measures on which bonuses or long-term incentives, if any, would be based. During the period from January 1, 2017 through December 31, 2017, we paid the former Manager approximately $12.7 million in fees pursuant to the Management Agreement, and reimbursed the former Manager for approximately $1.5 million for out-of-pocket expenses. The former Manager used a portion of the fees collected pursuant to the Management Agreement, as well as other sources, to compensate its employees. None of our expense reimbursements to the former Manager were related to compensation expenses of the former Manager’s personnel.

Post-Internalization Compensation Summary

Upon the completion of the Internalization, Manager Sub, which became an indirect subsidiary of the Company in connection with the Internalization, entered into Employment Agreements with four of our current NEOs (Messrs. Kamfar, Babb, Ruddy, and Vohs), as well as our other executive officer (Mr. MacDonald), and has entered into a Services Agreement with our fifth current NEO (Mr. Konig) through his wholly-owned law firm, Konig & Associates, LLC (“K&A”) (such agreements, collectively, the “Executive Agreements”), which Executive Agreements became effective at closing on October 31, 2017. At that time, Messrs. Kamfar, Babb, Ruddy, Vohs, and MacDonald became employees of, and Mr. Konig, through K&A, became an independent contractor with, Manager Sub, and Manager Sub currently pays them cash and other compensation in such capacities pursuant to their respective Executive Agreements. In connection with negotiations between us and the former Manager regarding the Internalization, we engaged FPL Associates L.P. (“FPL”), an independent executive compensation consulting firm, to advise the compensation committee on alternatives for post-Internalization executive compensation design. FPL provided the compensation committee with a market-based compensation benchmarking analysis summarizing the compensation practices among the Company’s peer companies, including with respect to base salary, annual target bonus opportunities, long-term target equity compensation opportunities, as well as severance and change in control arrangements at the Company’s peers. FPL also provided recommendations relating to the proposed compensation arrangements and terms of employment or service for the Company’s NEOs and other executive officers, and supplemental market benchmarking data that summarized the typical compensation and perquisites provided to executives in the Company’s peer group. FPL also provided recommendations with respect to certain terms and conditions of the Second Amended 2014 Incentive Plans and the amounts of the equity awards for which our NEOs and other executive officers will be eligible pursuant to the terms of their Executive Agreements. This information was discussed and considered by the compensation committee in negotiating the terms and conditions of the Executive Agreements with each of our NEOs and other executive officers.

Following the closing of the Internalization, the compensation committee oversees the Company’s Second Amended 2014 Incentive Plans. The compensation committee also oversees the compensation of our NEOs and other executive officers pursuant to the terms of their Executive Agreements, including awarding bonuses and making equity awards pursuant to the Second Amended 2014 Incentive Plans.

The primary objective of our executive compensation program is to align the interests of our executive officers with those of our stockholders in a way that allows us to attract and retain the best executive talent. The compensation committee has designed a compensation program intended to reward, among other things, favorable stockholder returns, share appreciation, same store net operating income growth, on-time and on-budget completion of development projects and our competitive position within our segment of the real estate industry, as well as each executive officer’s long-term career contributions to our Company. Compensation incentives designed to further these goals and to incentivize long-term careers with the Company will take the form of annual cash compensation, as well as long-term vesting of one-time equity awards and both time- and performance-based incentive compensation, including annual performance bonuses and long-term equity awards, subject to performance criteria and targets established and administered by our compensation committee. In addition, our compensation committee may decide to make awards to new executive officers in order to attract talented professionals.

Elements of Post-Internalization Executive Compensation and 2018 Compensation Decisions

Base Salary/Base Payment.  Our compensation committee believes that payment of a competitive base salary or base payment (as applicable) is a necessary element of any compensation program that is designed to attract and retain talented and qualified executives. Subject to our existing contractual obligations, we expect our compensation committee to consider base salary and base payment levels for our NEOs and other executive officers annually as part of our performance review process, as well as upon any promotion or other change in job responsibility. The goal of our base salary and base payment program is to provide such salaries and payments at a level that allows us to attract and retain qualified executives while preserving significant flexibility to recognize and reward individual performance with other elements of the overall compensation program. Base salary and base payment levels also affect the annual cash incentive compensation because the annual bonus target opportunity of each NEO and other executive officer is expressed as a percentage of base salary or base payment (as applicable). The following items are generally considered when determining base salary and base payment levels:

•	market data provided by our outside consultants;
•	our financial resources;
•	the executive officer’s experience, scope of responsibilities, performance and prospects; and
•	internal equity in relation to other executive officers with similar levels of experience, scope of responsibilities, performance, and prospects.

In connection with the hiring and engagement of our current NEOs and other executive officers and the negotiation and execution of their Executive Agreements, our compensation committee set the base salaries or base payment, as applicable, for the period between the date of closing of the Internalization and December 31, 2017, and for fiscal year 2018, as set forth in the table below.

Name and Principal Position	Base Salary/ Base Payment
R. Ramin Kamfar Chief Executive Officer	$400,000
Michael L. Konig (through K&A) Chief Legal Officer and Secretary	$300,000
Christopher J. Vohs Chief Financial Officer and Treasurer	$250,000
James G. Babb, III Chief Investment Officer	$325,000
Ryan S. MacDonald Chief Acquisitions Officer	$250,000
Jordan B. Ruddy Chief Operating Officer and President	$300,000

Annual Cash Incentive Compensation.  It is the intention of our compensation committee to make a meaningful portion of each of our executives’ compensation in future years contingent on achieving certain performance targets and an executive’s individual objectives in that year. For the period between the date of closing of the Internalization and December 31, 2017, annual cash incentive bonuses will be determined in the reasonable business judgment of the board of directors or a committee thereof to which such responsibility has been delegated by the board of directors, based on their review of the Company’s performance and the performance of each such executive officer. Beginning in fiscal year 2018 and for each year thereafter during the term of their Executive Agreement, each of our current NEOs and other executive officers will be eligible to receive an annual cash incentive bonus with a target amount of $400,000 for Mr. Kamfar, $300,000 for Mr. Konig (through K&A), $125,000 for Mr. Vohs, $325,000 for Mr. Babb, $250,000 for Mr. MacDonald, and $300,000 for Mr. Ruddy. The value of each such annual cash incentive bonus will be based on the attainment of performance criteria and targets established and administered by the compensation committee related to relative total stockholder return, relative same store net operating income growth, on-time and on-budget completion of development projects, and return on investment of redevelopment projects, as well as a subjective evaluation of the achievement of strategic objectives.

Long-Term Equity Incentive Awards.  Our long-term equity incentive awards are comprised of two primary components, each of which are administered by the compensation committee through our Second Amended 2014 Incentive Plan for Individuals: (1) a time-vested equity award component, and (2) a performance-vested equity award component.

1.	Time-Vested Equity Awards. The objective of our time-vested equity award component is to attract and retain qualified personnel by offering an equity-based program that is competitive with our peer companies. Our compensation committee believes that these time-vested awards are necessary to successfully attract qualified executives, including our NEOs and other executive officers, and will continue to be an important incentive for promoting executive and employee retention going forward. The initial awards under this plan were determined by the compensation committee in consultation with FPL, and subsequently reviewed with the Chief Executive Officer (with respect to all awards except his own). The initial time-vested equity awards were determined in part based upon each executive’s duration of tenure with the former Manager’s affiliate and pay grade:
(A)	For the period between the date of closing of the Internalization and December 31, 2017, each of our NEOs and other executive officers was entitled to a prorated grant of time-vested equity awards in the form of long-term incentive plan units of the Operating Partnership (“LTIP Units”) (each such award to any recipient, a “Prorated Annual LTIP Award”). Pursuant to the Executive Agreements, on January 1, 2018, the Company granted the following Prorated Annual LTIP Awards: 9,636 LTIP Units to Mr. Kamfar; 3,212 LTIP Units to Mr. Babb; 2,810 LTIP Units to Mr. MacDonald; 3,212 LTIP Units to Mr. Ruddy; 803 LTIP Units to Mr. Vohs; and 3,212 LTIP Units to K&A. The amount of each Prorated Annual LTIP Award was determined by dividing (x) the respective pro-rated amount of $600,000 for Mr. Kamfar, $200,000 for Mr. Konig (through K&A), $50,000 for Mr. Vohs, $200,000 for Mr. Babb, $175,000 for Mr. MacDonald, and $200,000 for Mr. Ruddy, by (y) the volume weighted average price of a share of the Company’s Class A Common Stock, as reported on the NYSE American for the twenty (20) trading days immediately preceding the date of grant. Each such Prorated Annual LTIP Award will vest and become nonforfeitable as follows: (i) the first installment on December 31, 2018 in the amount of one-third ( 1/3) of the Prorated Annual LTIP Award, and (ii) the second and third installments on the second and third anniversary of the closing of the Internalization, respectively, in the amount of one-third ( 1/3) of the Prorated Annual LTIP Award, in each case subject to continued employment and other conditions.
(B)	Beginning in fiscal year 2018 and for each year thereafter during the term of their Executive Agreement, each of our NEOs and other executive officers will be entitled to an annual grant of time-vested equity awards in the form of LTIP Units (each, an “Annual LTIP Award”). Pursuant to the Executive Agreements, on January 1, 2018, the Company granted the following Annual LTIP Awards: 57,814 LTIP Units to Mr. Kamfar; 19,271 LTIP Units to Mr. Babb; 16,862 LTIP Units to Mr. MacDonald; 19,271 LTIP Units to Mr. Ruddy; 4,818 LTIP Units to Mr. Vohs; and 19,271 LTIP Units to K&A. The amount of each Annual LTIP Award was determined by dividing (x) $600,000 for Mr. Kamfar, $200,000 for Mr. Konig (through K&A), $50,000 for Mr. Vohs, $200,000 for Mr. Babb, $175,000 for Mr. MacDonald, and $200,000 for Mr. Ruddy, by (y) the volume weighted average price of a share of the Company’s Class A Common Stock as reported on the NYSE American for the twenty (20) trading days immediately preceding the date of grant. Each Annual

LTIP Award will vest and become nonforfeitable in three equal installments on each anniversary of the date of grant, subject to continued employment and other conditions.
2.	Performance-Vested Equity Awards. The objective of our performance-vested equity award component is to implement our objective of promoting a performance-focused culture by rewarding our NEOs and other executive officers, and other employees of Manager Sub, based upon achievement of long term Company and individual performance targets. When determining the quantity and amounts of long term performance-vested equity awards (each, a “Long Term Performance Award”) to be granted, the compensation committee assessed the same factors considered in setting base salaries and base payments, as applicable, described above, but with a greater emphasis on performance measures we believe drive our long-term success:
(A)	For the period between the date of closing of the Internalization and December 31, 2017, no performance-vested equity awards were granted because of the short timeframe for measurement.
(B)	Beginning in fiscal year 2018 and for each year thereafter during the term of their Executive Agreement, each of our NEOs and other executive officers will be entitled to an annual grant of Long Term Performance Awards in the form of LTIP Units for a three-year performance period, subject to the performance criteria and targets established and administered by the compensation committee, with a target equal to that year’s Annual LTIP Award and a maximum equal to 150% of that year’s Annual LTIP Award. Pursuant to the Executive Agreements, on January 1, 2018, the Company granted the following Long Term Performance Awards: 52,701 LTIP Units to Mr. Kamfar; 17,567 LTIP Units to Mr. Babb; 15,371 LTIP Units to Mr. MacDonald; 17,567 LTIP Units to Mr. Ruddy; 4,392 LTIP Units to Mr. Vohs; and 17,567 LTIP Units to K&A. The actual number of LTIP Units that become fully vested in respect of each such Long Term Performance Award will be based on the attainment, over the three-year performance period, of targets related to relative total stockholder return, relative same store net operating income growth, and inclusion in certain peer indices, as well as a subjective evaluation of the achievement of strategic objectives. Each such Long Term Performance Awards will vest and become nonforfeitable effective as of the last day of the performance period.

Initial Commitment Awards.  In order to further incentivize and retain our NEOs and other executive officers following the Internalization, each of the Executive Agreements provided for a one-time grant of an initial commitment award of LTIP Units (each, an “Initial Commitment Award”) under the Second Amended 2014 Incentive Plans. Pursuant to the Executive Agreements, on January 1, 2018, the Company granted the following Initial Commitment Awards: 240,892 LTIP Units to Mr. Kamfar; 120,446 LTIP Units to Mr. Babb; 120,446 LTIP Units to Mr. MacDonald; 120,446 LTIP Units to Mr. Ruddy; 48,178 LTIP Units to Mr. Vohs; and 120,446 LTIP Units to K&A. The amount of each Initial Commitment Award was determined by dividing (x) $2,500,000 for Mr. Kamfar, $1,250,000 for Mr. Babb, $1,250,000 for Mr. MacDonald, $1,250,000 for Mr. Ruddy, $500,000 for Mr. Vohs, and $1,250,000 for Mr. Konig (through K&A), by (y) the volume weighted average price of a share of the Company’s Class A Common Stock, as reported on the NYSE American for the twenty (20) trading days immediately preceding the date of grant. Each Initial Commitment Award will vest and become nonforfeitable as follows: (i) the first installment on December 31, 2018 in the amount of one-fifth ( 1/5) of the Initial Commitment Award and (ii) the second through fifth installments on the second through fifth anniversary of the closing of the Internalization, respectively, in an amount equal to one-fifth ( 1/5) of the Initial Commitment Award, in each case subject to continued employment and other conditions.

Distributions on LTIP Units.  Distributions on LTIP Units granted to our NEOs and other executive officers pursuant to the equity incentive awards described above will be paid from the date of grant; provided, that (i) solely with respect to LTIP Units granted as part of Long Term Performance Awards, distributions will be paid at the rate of ten percent (10%) of the distributions otherwise payable with respect to such LTIP Units until the last day of the three-year performance period (or the date of forfeiture, if earlier); and (ii) with respect to each LTIP Unit granted as part of a Long Term Performance Award that becomes fully vested in accordance with the terms of an executive officer’s Executive Agreement, such executive officer shall be entitled to receive, as of the date of such vesting, a single cash payment equal to the distributions payable with respect to each such LTIP Unit back to the date of grant, minus the distributions already paid on each such LTIP Unit in accordance with clause (i), in each case subject to certain potential limitations on distributions set forth in the limited partnership agreement of our Operating Partnership and intended to preserve the U.S. federal income tax treatment of such LTIP Units as “profits interests.”

Post-Termination Compensation.  The Executive Agreements with our five NEOs (Messrs. Kamfar, Babb, Ruddy, Vohs and Konig) and our other executive officer (Mr. MacDonald) provide for payments and other benefits if the executive’s employment terminates under specified circumstances. See “Executive Officer Compensation Tables — Narrative Discussion of Summary Compensation Table — Employment Agreements” and “Executive Officer Compensation Tables — Potential Payments upon Termination or Change in Control” for a description of these termination and severance benefits with our executive officers.

Peer Group

To assist the compensation committee in developing the post-Internalization compensation program for the Company’s NEOs and other executive officers, FPL was engaged to examine current market compensation practices. In connection with that process, FPL provided the compensation committee with a market-based compensation benchmarking analysis summarizing the executive compensation practices among a peer group of companies consisting of 15 REITs reasonably comparable in size to the Company based on total market capitalization and total return. The size-based peer group was utilized to assist the compensation committee in understanding current compensation structures and practices. However, the compensation committee did not rely solely upon benchmarking to determine the post-Internalization compensation of the Company’s NEOs and other executive officers, but used the compensation levels, structures and practices of the peer group as one of many factors to formulate the Company’s post-Internalization executive compensation structure. The post-Internalization compensation of the Company’s NEOs and other executive officers is not tied to a specified percentile of a peer group.

The size-based peer group was comprised of the following:

• Cedar Realty Trust, Inc.	• Rexford Industrial Realty, Inc.
• Chatham Lodging Trust	• Retail Opportunity Investments Corp.
• Cousins Properties Incorporated	• Silver Bay Realty Trust Corp.
• Easterly Government Properties, Inc.	• STAG Industrial, Inc.
• EastGroup Properties, Inc.	• TIER REIT, Inc.
• Education Realty Trust, Inc.	• Terreno Realty Corporation
• First Potomac Realty Trust	• Whitestone REIT
• Xenia Hotels & Resorts, Inc.

Say-on-Pay Vote

At our 2017 annual meeting of stockholders, we provided our stockholders with the opportunity to vote to approve, on an advisory basis, the compensation of our NEOs. A substantial majority of our stockholders (91.94%) that voted at the 2017 annual meeting of stockholders approved the compensation of our NEOs as described in our proxy statement for the 2017 annual meeting of stockholders, which descriptions included both the proposed annual salaries for each NEO for 2018, as well as the proposed formulas for the calculation of each element of incentive compensation for which our NEOs were proposed to be eligible in 2018. The compensation committee reviewed and considered the results of this advisory “say-on-pay” vote in determining specific award amounts granted to our NEOs for 2018. The compensation committee will also carefully consider the results of other future stockholder votes on executive compensation, along with other expressions of stockholder views it receives on specific policies and desirable actions.

Say-on-Frequency Vote

At our 2014 annual meeting of stockholders, our stockholders who voted recommended by a strong majority (77.15%) that we hold an advisory stockholder vote on the compensation of our NEOs every three years. As a result of this vote, as noted above, the stockholders held an advisory vote on the NEOs compensation at the 2017 annual meeting of stockholders. Our next say-on-pay vote and our next say-on-frequency vote are both scheduled for our 2020 annual meeting of stockholders.

Cash and Other Compensation

While we were externally managed, we did not have any employees, and our executive officers were employed by an affiliate of the former Manager. We did not reimburse the former Manager for compensation paid to our executive officers.

Upon consummation of the Internalization on October 31, 2017, we became an internally managed REIT, and our executive officers and certain other employees formerly employed by an affiliate of the former Manager were employed or engaged by Manager Sub, which then became an indirect subsidiary of the Company. Messrs. Kamfar, Babb, MacDonald, Ruddy and Vohs have entered into employment agreements with Manager Sub, and Mr. Konig has entered into a services agreement with Manager Sub through K&A. Each such agreement became effective on October 31, 2017, and has an initial term through and including December 31, 2020. Our executive officers and employees are eligible for awards under the Second Amended 2014 Individuals Plan, as described below and as discussed in the Compensation Discussion and Analysis section of this Form 10-K statement.

Second Amended 2014 Incentive Plans

The Company’s incentive plans were originally adopted by our board of directors on December 16, 2013, and approved by our stockholders on January 23, 2014, as the 2014 Equity Incentive Plan for Individuals (the “2014 Individuals Plan”) and the 2014 Equity Incentive Plan for Entities (the “2014 Entities Plan,” and together with the 2014 Individuals Plan, the “2014 Incentive Plans”). The 2014 Incentive Plans were subsequently amended and restated by the Amended and Restated 2014 Equity Incentive Plan for Individuals (the “Amended 2014 Individuals Plan”), and the Amended and Restated 2014 Equity Incentive Plan for Entities (the “Amended 2014 Entities Plan,” and together with the Amended 2014 Individuals Plan, the “Amended 2014 Incentive Plans”) as adopted by our board of directors on April 7, 2015 and approved by our stockholders on May 28, 2015.

On August 3, 2017 and October 18, 2017, our board of directors adopted, and on October 26, 2017 our stockholders approved, the second amendment and restatement of the 2014 Individuals Plan (the “Second Amended 2014 Individuals Plan”) and the 2014 Entities Plan (the “Second Amended 2014 Entities Plan,” and together with the Second Amended 2014 Individuals Plan, the “Second Amended 2014 Incentive Plans”), which superseded and replaced in their entirety the Amended 2014 Incentive Plans. Under the Second Amended 2014 Incentive Plans, we have reserved and authorized an aggregate number of 1,550,000 shares of our common stock for issuance. As of February 6, 2018, no shares were available for future issuance.

The purpose of the Second Amended 2014 Incentive Plans is to attract and retain independent directors, executive officers and other key employees, including officers and employees of our Operating Partnership and their affiliates, and other service providers, including, while we were externally managed, our former Manager and its affiliates. The Second Amended 2014 Incentive Plans provide for the grant of options to purchase shares of our common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards.

Equity Compensation to Manager

In conjunction with the closing of the Internalization, 212,203 outstanding LTIP Units issued as incentive equity to our former Manager became vested in accordance with their original terms. The LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock. The LTIP Units provide for the payment of distribution equivalents at the same time distributions are paid to holders of the Company’s Class A common stock.

Stock Ownership Guidelines

On December 20, 2017, to further align the interests of our executive officers and directors with the interest of our stockholders, and to promote our commitment to sound corporate governance, our board of directors implemented stock ownership guidelines for our executive officers, including our NEOs, and non-employee directors.

The stock ownership guidelines provide that, within five years of the later date of adoption of the guidelines or the date an individual first becomes subject to the guidelines upon becoming a director or executive officer:

•	our Chief Executive Officer is encouraged to own shares of our common stock, including restricted stock, valued at a minimum of six times annual base compensation;
•	all other executive officers are encouraged to own shares of our common stock, including restricted stock, valued at a minimum of three times annual base compensation; and
•	non-employee directors are encouraged to own shares of our common stock valued at a minimum of three times their annual director compensation.

As of December 31, 2017, all of our directors and executive officers were in compliance with our stock ownership guidelines or on track to be compliant within the five-year period specified by the guidelines.

Clawback Policy

Our compensation committee has adopted a policy on the clawback of incentive compensation. The policy is applicable to incentive-based compensation (including equity and equity-based compensation) that is paid, issued or vests based on the achievement of performance objectives (“Incentive Awards”) granted on or after its effective date to current or former executive officers while an executive officer (“Covered Executives”). The policy will be invoked in the event that (a) the Company is required to restate its financial statements due to material noncompliance with any financial reporting requirement under U.S. federal securities laws (whether or not based on fraud or misconduct) and the board of directors or the compensation committee has not determined that such restatement (i) is required or permitted under GAAP in connection with the adoption or implementation of a new accounting standard or (ii) was caused by the Company’s decision to change its accounting practice as permitted by applicable law, and (b) the performance measurement period with respect to the grant or vesting of such Incentive Awards includes one or more fiscal periods affected by such restatement.

In such event, under the terms of the policy, our board of directors or the compensation committee will determine whether, within three (3) completed fiscal years preceding the restatement date and any interim period, any Covered Executives received Incentive Awards in excess of the amount to which he or she would otherwise have been entitled based on the restated financial statements (such excess amount, “Excess Compensation”). If the board of directors or the compensation committee determines that any Covered Executive received Excess Compensation, the Company will be entitled to recover such Excess Compensation from such Covered Executive, and our board of directors or the compensation committee, in its sole discretion and subject to applicable law, will take such action as it deems necessary to recover such Excess Compensation. Such actions may include (i) requiring repayment or return of prior Incentive Awards made to such Covered Executive, including Incentive Awards not affected by the accounting restatement, (ii) cancelling unvested Incentive Awards, or (iii) adjusting the future compensation of such Covered Executive.

In the event that the board of directors or the compensation committee determines that a Covered Executive’s acts or omissions constituted fraud or misconduct, then in addition to the recovery of Incentive Awards, the board of directors or the compensation committee may (i) take (in the case of the board of directors), or recommend to the board of directors (in the case of the compensation committee), disciplinary action, including termination, and (ii) pursue other available remedies, including legal action.

In addition, each award that may be granted under the Second Amended 2014 Incentive Plans will be subject to the condition that we may require that such award be returned, and that any payment made with respect to such award must be repaid, if such action is required under the terms of any recoupment or “clawback” policy of ours as in effect on the date that the payment was made, or on the date the award was granted or exercised or vested or earned, as applicable.

Our board of directors and compensation committee recognize that the Dodd-Frank legislation enacted in 2010 may, following rulemaking, require some modification of these policies. Our board of directors and compensation committee intend to review any rules adopted as a result of that legislation and to adopt any modifications to these policies that become required by applicable law.

Risk Management and Our Compensation Policies and Procedures.

As part of our board of directors’ role in risk oversight, the compensation committee considers the impact of the Company’s compensation plans, policies and practices, and the incentives they create, with respect to all employees, including executive officers, on our risk profile. Having considered these factors, the compensation committee concluded that our compensation policies and procedures are not reasonably likely to have a material adverse effect on the Company. The compensation committee considers the following to be among the mitigating factors with respect to the risks related to our compensation plans:

•	The Company’s compensation plans incorporate a mix of compensation, which tends to be balanced with an emphasis on rewarding long-term performance.
•	The Company’s compensation plans incorporate a variety of performance metrics in both the annual cash incentive bonus and the long-term incentive plans.
•	In connection with the Internalization, with the assistance of FPL, the compensation committee identified peer groups to ensure the Company’s compensation programs are consistent with industry practice.
•	The Company’s compensation programs provide for the use of discretion as a means to adjust compensation to reflect performance or other factors.
•	The Company’s compensation programs incorporate multi-year vesting for equity awards, requiring long-term commitment on the part of employees.

Lending Policies

We may not make loans to our directors, officers or other employees except in accordance with our code of business conduct and ethics and applicable law.

Compensation Committee Report(1)

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on such review and discussion, the compensation committee has recommended to our board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Submitted by the Compensation Committee:
Romano Tio, Chairman
I. Bobby Majumder
Brian D. Bailey

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee are Romano Tio, I. Bobby Majumder and Brian D. Bailey, each of whom is an independent director. None of these directors has at any time served as an officer or employee of the Company. None of our executive officers has served as a director or member of the compensation committee of any entity that has one or more of its executive officers serving as a member of our board of directors or compensation committee. Accordingly, during 2017, there were no interlocks with other companies within the meaning of the SEC’s rules.

(1)	The Compensation Committee Report does not constitute “soliciting material” and will not be deemed “filed” or incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate our SEC filings by reference, in whole or in part, notwithstanding anything to the contrary set forth in those filings.

EXECUTIVE OFFICER COMPENSATION TABLES

Summary Compensation Table

The table below summarizes the total compensation paid or earned by our NEOs and other executive officers in 2017, 2016 and 2015.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)	Total ($)
R. Ramin Kamfar Chairman and CEO	2017	66,667	—	—	—	—	66,667
	2016	—	—	—	—	—	—
	2015	—	—	—	—	—	—
Jordan B. Ruddy President and COO	2017	50,000	—	—	—	—	50,000
	2016	—	—	—	—	—	—
	2015	—	—	—	—	—	—
James G. Babb, III Chief Investment Officer	2017	54,167	—	—	—	—	54,167
	2016	—	—	—	—	—	—
	2015	—	—	—	—	—	—
Ryan S. MacDonald Chief Acquisitions Officer	2017	41,667	—	—	—	—	41,667
	2016	—	—	—	—	—	—
	2015	—	—	—	—	—	—
Christopher J. Vohs Chief Financial Officer and Treasurer	2017	41,667	—	—	—	—	41,667
	2016	—	—	—	—	—	—
	2015	—	—	—	—	—	—
Michael L. Konig* Chief Legal Officer and Secretary	2017	50,000	—	—	—	—	50,000
	2016	—	—	—	—	—	—
	2015	—	—	—	—	—	—

*	Pursuant to a Services Agreement with his wholly-owned law firm, K&A.
(1)	Each executive officer is eligible for an annual cash incentive bonus for the period between the date of closing of the Internalization and December 31, 2017. The amounts of such bonuses are not calculable through the latest practicable date, but will be determined by the compensation committee, in its reasonable business judgement and based on its review of the Company’s performance and the performance of each such executive officer during that time period, in March 2018. The annual cash incentive bonuses will be payable on March 15, 2018.
(2)	The executive officers did not receive any stock awards in 2017. Each of the executive officers began employment on October 31, 2017.
(3)	The executive officers did not receive any non-equity incentive plan compensation in 2017.

Narrative Discussion of Summary Compensation Table

We provide additional disclosure below of factors relating to the Summary Compensation Table, including descriptions of the Executive Agreements of our NEOs and other executive officers. For further narrative disclosures concerning the information set forth in the Summary Compensation Table, please see “Compensation Discussion and Analysis” in this Form 10-K.

Executive Agreements

We have entered into Employment Agreements with Messrs. Kamfar, Ruddy, Babb, MacDonald and Vohs, as well as a Services Agreement with Mr. Konig through K&A, on substantially the same terms as the Employment Agreements (collectively, the “Executive Agreements”). The post-termination and severance provisions of these agreements are discussed in “Potential Payments Upon Termination or Change-in-Control” below.

Term.  The Executive Agreements became effective as of the closing of the Internalization on October 31, 2017, and will continue in effect for an initial term through and including December 31, 2020, subject to automatic renewals of additional successive one-year periods unless either party thereto provides at least sixty (60) days’ advance notice of non-renewal. The Executive Agreements provide that each of Mr. Kamfar, Mr. Babb, Mr. MacDonald, Mr. Ruddy, Mr. Vohs, and Mr. Konig, each in their respective capacity as executive officers (collectively, the “Executive Officers,” and each, an “Executive Officer”) can voluntarily terminate his employment or service for any reason upon 60 days’ notice or by sending a notice of non-renewal to the Company, or may resign for good reason. The Company may also terminate the Executive Agreements upon the disability of the Executive Officer, and the Executive Officer’s employment or service shall terminate upon such Executive Officer’s death. The terms “cause,” “disability,” and “good reason,” are discussed in “Potential Payments on Termination or Change-In-Control” below.

Duties.  The Executive Agreements provide that each Executive Officer will perform duties and provide services to us that are commensurate with the duties, authorities and responsibilities of persons in similar capacities in similarly sized companies, and such other duties, authorities and responsibilities as may reasonably be assigned to him from time to time by the board of directors or, in the case of Executive Officers other than Mr. Kamfar, the Chief Executive Officer. The Executive Agreements further provide that the Executive Officers will, without additional compensation, also serve on the board of directors of, serve as an officer of, and/or perform such executive and consulting services for, or on behalf of, such subsidiaries of the Company as the board of directors may, from time to time, request. The Executive Agreements also provide that the Executive Officers will devote substantially all of their business time and attention to the performance of their duties to the Company, but will be permitted to devote time as they determine in good faith to be necessary or appropriate to fulfill their duties to Bluerock and its affiliates, and engage in certain other outside activities, so long as those duties and activities do not unreasonably interfere with the performance of their duties to us.

Compensation.  The Executive Agreements provide that Mr. Kamfar, Mr. Babb, Mr. MacDonald, Mr. Ruddy, Mr. Vohs and K&A will receive an annual base salary or, in the case of K&A, an annual base payment, of $400,000, $325,000, $250,000, $300,000, $250,000, and $300,000, respectively. Each Executive Agreement provides that each Executive Officer’s base salary or base payment, as applicable, will be reviewed annually for appropriate increases by the compensation committee, but will not be decreased. Each Executive Agreement further states that each Executive Officer is eligible to receive an annual incentive bonus payable in cash, and annual grants of time- and performance-based equity awards, in each case as described above in “Elements of Post-Internalization Executive Compensation and 2018 Compensation Decisions.” Each Executive Agreement provides that each Executive Officer is entitled to participate in all executive incentive and, and except for K&A, all employee benefit programs of the Company made available to the Company’s senior executives generally, and to be reimbursed for reasonable and customary expenses related to his employment and to paid vacation in accordance with the Company’s policies.

Clawback.  Each Executive Agreement provides that any compensation paid to the Executive Officer pursuant to the Executive Agreement or any other agreement or arrangement with the Company is subject to mandatory repayment by the Executive Officer to the Company if and to the extent any such compensation or gain is or becomes subject to (i) the Company’s clawback policy, or (ii) any law, rule, requirement or regulation which imposes mandatory recoupment, under circumstances set forth in such law, rule, requirement or regulation.

Non-Competition, Non-Solicitation, Intellectual Property, Confidentiality and Non-Disparagement.  The Executive Agreements provide that for the one-year period following the termination of his employment or its service relationship with the Company for any reason, the respective Executive Officer and K&A will not solicit our employees or exclusive consultants or independent contractors, and for the eighteen-month period following the termination of his employment or its service relationship with us for any reason, each Executive Officer and K&A will not solicit our investors or customers or compete with us. Each Executive Agreement also contains covenants relating to the treatment of confidential information and intellectual property matters and restrictions on the ability of each of the Executive Officers and K&A on the one hand and us on the other hand to disparage the other.

Parachute Payments.  Each Executive Agreement provides that the Executive Officer shall bear all expense of, and be solely responsible for, all federal, state, local or foreign taxes due with respect to any amount payable to or other benefit receivable by the Executive Officer under their Executive Agreement, including, without limitation, any excise tax imposed by Section 4999 of the Code; provided, however, that any such amount or benefit deemed to be a “parachute payment” (as defined in Section 280G of the Code) alone or when added to any other amount payable or paid to or other benefit receivable or received by the Executive Officer which is deemed to constitute a parachute payment (whether or not under an existing plan, arrangement or other agreement), and would result in the imposition on the Executive Officer of an excise tax under Section 4999 of the Code (all such amounts and benefits being referred to as total payments), shall be reduced to the extent necessary so that no portion thereof shall be subject to the excise tax imposed by Section 4999 of the Code but only if, by reason of such reduction, the net after-tax benefit received by the Executive Officer shall exceed the net after-tax benefit received by the Executive Officer if no such reduction was made. Net after-tax benefit is defined as (i) the total of all payments and the value of all benefits which the Executive Officer receives or is then entitled to receive from the Company that would constitute parachute payments, less (ii) the amount of all federal, state and local income taxes payable with respect to the foregoing calculated at the maximum marginal income tax rate for each year in which the foregoing shall be paid to the Executive Officer (based on the rate in effect for such year as set forth in the Code as in effect at the time of the first payment of the foregoing) and the amount of applicable employment taxes, less (iii) the amount of excise taxes imposed with respect to the payments and benefits described in (i) above by Section 4999 of the Code.

Section 409A.  Each Executive Agreement provides that it is intended to comply with the requirements of Section 409A of the Code, to the extent applicable, and the Executive Agreement will be interpreted to avoid any penalty sanctions under Section 409A of the Code. Accordingly, each Executive Agreement provides that all of its provisions will be construed and interpreted to comply with Section 409A and, if necessary, any such provision shall be deemed amended to comply with Section 409A of the Code and regulations thereunder. If any payment or benefit cannot be provided or made at the time specified herein without incurring sanctions under Section 409A of the Code, then such benefit or payment shall be provided in full at the earliest time thereafter when such sanctions will not be imposed. For purposes of Section 409A of the Code, each payment made under the Executive Agreement shall be treated as a separate payment. In no event may the Executive Officer, directly or indirectly, designate the calendar year of payment. The Executive Officer will be deemed to have a termination of employment for purposes of determining the timing of any payments or benefits hereunder that are classified as deferred compensation only upon a “separation from service” within the meaning of Section 409A of the Code.

Each Executive Agreement provides that if on the date of the Executive Officer’s termination of employment, the Executive Officer is a “specified employee” (as such term is defined in Section 409A(a)(2)(B)(i) of the Code and its corresponding regulations) as determined by the board (or its delegate) in its sole discretion in accordance with its “specified employee” determination policy, then all cash severance payments payable to the Executive Officer under the Executive Agreement that are deemed as deferred compensation subject to the requirements of Section 409A of the Code shall be postponed for a period of six months following the Executive Officer’s “separation from service” with the Company (or any successor thereto). The postponed amounts shall be paid to the Executive Officer in a lump sum on the date that is six (6) months and one (1) day following the Executive Officer’s “separation from service” with the Company (or any successor thereto). If the Executive Officer dies during such six-month period and prior to payment of the postponed cash amounts hereunder, the amounts delayed on account of Section 409A of the Code shall be paid to the personal representative of the Executive Officer’s estate on the sixtieth (60th) day after the Executive Officer’s death. If any of the cash payments payable pursuant to the Executive Agreement are delayed due to the requirements of Section 409A of the Code, there shall be added to such payments interest during the deferral period at an annualized rate of interest equal to the prime rate as reported in the Wall Street Journal (or, if unavailable, a comparable source) at the relevant time.

All reimbursements provided under the Executive Agreements that constitute deferred compensation under Section 409A of the Code shall be made or provided in accordance with the requirements of Section 409A, including, where applicable, the requirement that (i) any reimbursement is for expenses incurred during the Executive Officer’s lifetime (or during a shorter period of time specified in the Executive Agreement), (ii) the amount of expenses eligible for reimbursement during a calendar year may not affect the expenses eligible for reimbursement in any other calendar year, (iii) the reimbursement of an eligible expense will be made on or before the last day of the taxable year following the year in which the expense is incurred, and (iv) the right to reimbursement is not subject to liquidation or exchange for another benefit.

Certain Tables Omitted

The following tables are not included for 2017 as there was no activity to report:

•	Grants of Plan-Based Awards for 2017
•	Outstanding Equity Awards at December 31, 2017
•	Stock Vested and Options Exercised in 2017

Potential Payments Upon Termination or Change-in-Control

The following section describes potential payments and benefits to the NEOs under the Company’s compensation and benefit plans and arrangements upon termination of employment or a change of control of the Company.

We have entered into Employment Agreements with Messrs. Kamfar, Ruddy, Babb, MacDonald and Vohs, as well as a Services Agreement with Mr. Konig through K&A, on substantially the same terms as the Employment Agreements (collectively, the “Executive Agreements”). The Executive Agreements provide for payments and other benefits if the executive’s employment with us is terminated under circumstances specified in his respective Executive Agreement. An executive’s rights upon the termination of his employment will depend upon the circumstances of the termination. The table below summarizes these rights and the amount of any payments and benefits due under the circumstances specified for the executive indicated.

Further, certain of the Company’s benefit plans and arrangements contain provisions regarding acceleration of vesting and payment upon specified termination events; see “— Company Share-Based Plans” below. In addition, the Company may authorize discretionary severance payments to its NEOs upon termination.

Company Share-Based Plans

Second Amended 2014 Incentive Plan.  A “Change in Control” under the Second Amended 2014 Incentive Plans occurs if:

•	a person, entity or affiliated group (with certain exceptions) acquires, in a transaction or series of transactions, more than 50% of the total combined voting power of our outstanding securities;
•	there occurs a merger, consolidation, reorganization, or business combination, unless the holders of our voting securities immediately prior to such transaction have more than 50% of the combined voting power of the securities in the successor entity or its parent;
•	we (i) sell or dispose of all or substantially all of our assets or (ii) acquire assets or stock of another entity, unless the holders of our voting securities immediately prior to such transaction have more than 50% of the combined voting power of the securities in the successor entity or its parent; or
•	during any period of twelve consecutive months, individuals who, at the beginning of such period, constitute our board of directors together with any new directors (other than individuals who become directors in connection with certain transactions or election contests) cease for any reason to constitute a majority of our board of directors.

If we experience a Change in Control, the administrator may, at its discretion, provide that awards (including LTIP Units) that vest, are earned or become exercisable based solely on continued employment or service (“Time-Based Awards”) that are outstanding on the date of such Change in Control will be assumed by the surviving entity, will be replaced by a comparable substitute award of substantially equal value granted by the surviving entity, or will otherwise automatically become fully exercisable, restrictions and conditions on outstanding stock awards will lapse, and performance units, incentive awards or other equity-based awards will become earned and nonforfeitable in their entirety, on such date. Any Time-Based Awards so assumed or replaced with substitute awards in connection with the Change in Control will vest in accordance with their original terms, except that any such assumed or substitute awards for Time-Based Awards originally granted under the Second Amended 2014 Individuals Plan will automatically become vested in full on the last day of the holder’s employment if (A) the holder’s employment or service with the Company, the Successor Entity, or an affiliate thereof is terminated (i) involuntarily without Cause or following non-renewal of the holder’s employment agreement, (ii) voluntarily by the holder with Good Reason, or (iii) on account of the holder’s death or disability, and (B) the holder remained in the continuous employ or service of the Company, the Successor Entity, or the applicable affiliate thereof from the date of such Change in Control until the date of such termination of employment or service.

Awards that are not Time-Based Awards (“Performance Awards”) that are outstanding on the date of such Change in Control must be assumed or replaced with substitute awards granted under the Second Amended 2014 Incentive Plans in connection with the Change in Control. Such assumed or substituted Performance Awards will be of the same type of award as the original Performance Awards being assumed or replaced, and will have a value, as of the date of such Change in Control, that is substantially equal to the value of the original Performance Awards. In addition, such assumed or substituted Performance Awards will continue to vest in accordance with the terms and conditions of the original Performance Awards being assumed or replaced; provided, that the performance objectives and measures of the original Performance Awards being assumed or replaced shall be adjusted as the administrator determines is equitably required. Notwithstanding the preceding sentence (and solely with respect to assumed or substitute awards for Performance Awards originally granted under the Second Amended 2014 Individuals Plan), if (A) the holder’s employment with the Company, the Successor Entity, or an affiliate thereof is terminated (i) involuntarily without Cause, (ii) following non-renewal of the employment agreement, if any, between the holder and the Company, the Successor Entity or the applicable affiliate thereof (if the holder has an employment agreement requiring accelerated vesting in such case), (iii) voluntarily by the holder with Good Reason, or (iv) on account of the holder’s death or disability, and (B) the holder remained in the continuous employ of the Company, the Successor Entity or the applicable affiliate thereof from the date of such Change in Control until the date of such termination of employment, then the assumed or substituted Performance Awards will automatically become vested with respect to a pro rata number of the shares or other securities subject to such assumed or substituted Performance Awards based on the extent to which the performance or other objectives are achieved as of the date of such termination of employment or service. Any portion of any such Performance Awards that does not become so vested will be forfeited.

The administrator may also provide that any Time-Based Awards (or any portion thereof) that become vested in connection with the Change in Control as set forth above may be cancelled, in the sole discretion of the administrator, in exchange for a payment, in cash or shares of our common stock or other securities or consideration received by stockholders in the Change in Control transaction, in an amount substantially equal to (i) the price per share of Class A Common Stock received by stockholders (in the case of vested shares of Class A Common Stock), (ii) the amount by which the price per share of Class A Common Stock received by stockholders exceeds the option price or Initial Value (in the case of Options and SARs), and (iii) if applicable, the value of the other securities or property in which a Performance Unit or Other Equity-Based Award is denominated. However, in the case of Options and SARs, if the option price or Initial Value exceeds the price per share of Class A Common Stock received by stockholders in the Change in Control transaction, the Option or SAR may be cancelled without any payment to the holder.

The Code has special rules that apply to “parachute payments,” i.e., compensation or benefits the payment of which is contingent upon a Change in Control. If certain individuals receive parachute payments in excess of a safe harbor amount prescribed by the Code, the payor is denied a federal income tax deduction for a portion of the payments and the recipient must pay a 20% excise tax, in addition to income tax, on a portion of the payments.

If we experience a Change in Control, benefits provided under the Second Amended 2014 Incentive Plans could be treated as parachute payments. In that event, the Second Amended 2014 Incentive Plans provide that the benefits under the Second Amended 2014 Incentive Plans, and all other parachute payments provided under other plans and agreements, will be reduced to the safe harbor amount, i.e., the maximum amount that may be paid without excise tax liability or loss of deduction, if the reduction allows the participant to receive greater after-tax benefits. The benefits under the Second Amended 2014 Incentive Plans and other plans and agreements will not be reduced, however, if the participant will receive greater after-tax benefits (taking into account the 20% excise tax payable by the participant) by receiving the total benefits. The Second Amended 2014 Incentive Plans also provide that these provisions do not apply to a participant who has an agreement with us providing that the participant cannot receive payments in excess of the safe harbor amount.

Change in Control/Severance Payment Table as of December 31, 2017

The following table estimates the potential payments and benefits to our Executive Officers upon termination of employment or a change in control of the Company, assuming such event occurs on December 31, 2017. These estimates do not reflect the actual amounts that would be paid to such persons, which would only be known at the time that they become eligible for payment and would only be payable if the specified event occurs.

Items Not Reflected in Table.  The following items are not reflected in the table set forth below:

•	Accrued salary, bonus and vacation.
•	Welfare benefits provided to all salaried employees having substantially the same value.
•	Amounts outstanding under the Company’s 401(k) plan.

Change in Control and Severance Payments as of December 31, 2017

		Reason for Termination / Acceleration
Name	Benefit	Disability(1)	Company non-renewal(2)	Termination by Company without cause or by Executive for good reason(3)	Change in Control(4)
R. Ramin Kamfar	Cash Severance	$—	$2,400,000	$2,400,000	$—
	Acceleration of Share-Based Awards(5)	—	—	—	—
	Annual Disability Benefits(6)	120,000	—	—	—
	Other(7)	—	37,702	37,702	—
	Total	$120,000	$2,437,702	$2,437,702	$—
Jordan B. Ruddy	Cash Severance	$—	$1,200,000	$1,200,000	$1,800,000
	Acceleration of Share-Based Awards(5)	—	—	—	—
	Annual Disability Benefits(6)	120,000	—	—	—
	Other(7)	—	11,314	11,314	11,314
	Total	$120,000	$1,211,314	$1,211,314	$1,811,314
James G. Babb, III	Cash Severance	$—	$1,300,000	$1,300,000	$1,950,000
	Acceleration of Share-Based Awards(5)	—	—	—	—
	Annual Disability Benefits(6)	120,000	—	—	—
	Other(7)	—	34,299	34,299	34,299
	Total	$120,000	$1,334,299	$1,334,299	$1,984,299
Ryan S. MacDonald	Cash Severance	$—	$1,000,000	$1,000,000	$1,500,000
	Acceleration of Share-Based Awards(5)	—	—	—	—
	Annual Disability Benefits(6)	120,000	—	—	—
	Other(7)	—	11,314	11,314	11,314
	Total	$120,000	$1,011,314	$1,011,314	$1,511,314
Christopher J. Vohs	Cash Severance	$—	$750,000	$750,000	$1,125,000
	Acceleration of Share-Based Awards(5)	—	—	—	—
	Annual Disability Benefits(6)	120,000	—	—	—
	Other(7)	—	37,836	37,836	37,836
	Total	$120,000	$787,836	$787,836	$1,162,836
Michael L. Konig	Cash Severance	$—	$1,200,000	$1,200,000	$1,800,000
	Acceleration of Share-Based Awards(5)	—	—	—	—
	Annual Disability Benefits(6)	120,000	—	—	—
	Other(7)	—	34,547	34,547	34,547
	Total	$120,000	$1,234,547	$1,234,547	$1,834,547

(1)	Each Executive Agreement provides that the Company may terminate the Executive Officer’s employment, to the extent permitted by applicable law, if the Executive Officer (i) is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, or (ii) is, by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, receiving income replacement benefits for a period of not less than three months under an accident and health plan covering employees of the Company, or a disability. If the Company terminates the Executive Officer’s employment for disability, the Executive Officer will be entitled to receive the following:
(A)	Any unpaid base salary and accrued but unused vacation and/or paid time off (determined in accordance with Company policy) through the date of termination (paid in cash within 30 days, or such shorter period required by applicable law, following the effective date of termination);

(B)	Reimbursement for all necessary, customary and usual business expenses and fees incurred and paid by the Executive Officer prior to the effective date of termination in connection with his employment or service upon presentation to the Company of reasonable substantiation and documentation (payable in accordance with the Company’s expense reimbursement policy); and
(C)	Vested benefits, if any, to which the Executive Officer may be entitled under the Company’s employee benefit plans as provided under his Executive Agreement (payable in accordance with the applicable employee benefit plan), and directors and officers liability coverage pursuant to the applicable provisions of the Executive Agreement for actions and inactions occurring during the term of such agreement, and continued coverage for any actions or inactions by the Executive Officer while providing cooperation under the Executive Agreement (all such benefits set forth under subsection (A) through (C) to this footnote (1), collectively, the “Accrued Benefits”).
(2)	Each Executive Agreement provides that the Company may elect not to extend the term of such Executive Agreement by giving written notice to the Executive Officer at least sixty (60) days prior to any anniversary of December 31, 2020 (a “Non-Renewal”). In the event that the Executive Officer’s employment is terminated by reason of a Non-Renewal by the Company and the Executive Officer is willing and able, at the time of such Non-Renewal, to continue performing services on the terms and conditions set forth herein for the renewal term that would have occurred but for the Non-Renewal, then the Executive Officer shall be entitled to receive:
(A)	The Accrued Benefits; and,
(B)	If the Executive Officer signs a general release of claims in favor of the Company (subject to the expiration of any applicable or legally required revocation period) within sixty (60) days after the effective date of termination (the “Release Requirement”):
1.	A lump sum cash payment equal to a multiple (the “Severance Multiple”) of (a) three times of the sum (in the case of Mr. Kamfar), or (b) two times of the sum (in the case of the other Executive Officers), of (i) his base salary, and (ii) his average annual bonus with respect to the two prior calendar years (or, if any such termination of employment occurs during calendar year (x) 2017, then his target bonus (as per the incentive plan established for such Executive Officer), or (y) 2018, then the annual bonus paid or payable to him for the year ending December 31, 2017, provided, further, that if the termination occurs during the years ending December 31, 2018 or 2019, the 2017 annual bonus will be annualized for purposes of calculating his average annual bonus with respect to the two prior calendar years);
2.	A lump sum cash payment in an amount equal to his target bonus for the then-current calendar year (annualized, to the extent the 2017 target bonus is used), pro-rated for the number of days in such calendar year ending on the effective date of termination;
3.	All outstanding equity-based awards (x) that are subject solely to time-based vesting conditions (including, but not limited to his Annual LTIP Award and his Initial Commitment Award), will become fully vested as of the effective date of termination, and (y) that are subject to performance-based vesting conditions (including each Long Term Performance Award) will vest if and to the extent the applicable performance-based vesting conditions are satisfied as of the date of termination (without regard to the original length of the performance period); provided, that any performance-based award that vests pursuant to clause (y) will be pro-rated for the actual number of days in the applicable vesting period preceding the effective date of termination;
4.	If entitled to elect continuation of coverage under any Company group health plan under applicable law, reimbursement for 100% of COBRA premiums incurred for he and his dependents under such plan during the duration of his COBRA continuation;
5.	A lump-sum cash payment of any unpaid base salary or unpaid base payment and accrued but unused vacation and/or paid time off through the date of termination; and;
6.	Reimbursement for all necessary, customary and usual business expenses and fees incurred and paid prior to the effective date of termination (all such benefits set forth under this subsection (B) to footnote (2), collectively, the “Release Benefits”).
(3)	Under each Executive Agreement, the Company may terminate an Executive Officer’s employment or service at any time without “cause” (defined below) upon not less than sixty (60) days’ prior written notice to the Executive Officer. In addition, the Executive Officer may initiate a termination of employment or service by resigning for “good reason” (defined below). The Executive Officer must give the Company not less than sixty (60) days’ prior written notice of such resignation. In addition, the

Company may initiate a termination of employment or service by sending a notice of non-renewal of the Executive Agreement to the Executive Officer, as described above. If the Executive Officer satisfies the Release Requirement in these circumstances, the Executive Officer will be entitled to receive the Accrued Benefits and the Release Benefits. If the Executive Officer does not satisfy the Release Requirement in these circumstances, we refer to the termination as a no-release termination. Upon any no-release termination, the Executive Officer is entitled to receive only the amount due to the Executive Officer under the Company’s then current severance pay plan for employees, if any, and no other payments or benefits will be due under the Executive Agreement to the Executive Officer, but the Executive Officer will be entitled to receive the Accrued Benefits.
Each Executive Agreement defines “cause” as any of the following grounds for termination of the Executive Officer’s employment or service:
i.	the Executive Officer’s conviction of, or plea of guilty or nolo contendere to, a felony (excluding traffic-related felonies), or any financial crime involving the Company (including, but not limited to, fraud, misappropriation or embezzlement of Company assets);
ii.	the Executive Officer’s willful and gross misconduct in the performance of his duties (other than by reason of his incapacity or disability); provided, that the Company’s dissatisfaction with the Executive Officer’s performance shall not constitute “cause”;
iii.	the Executive Officer’s continuous, willful and material breach of the Executive Agreement after written notice of such breach has been given by the board of directors in its reasonable discretion exercised in good faith; provided that, in no event shall any action or omission in subsection (ii) or (iii) constitute “cause” unless (1) the Company gives notice to the Executive Officer stating that the Executive Officer will be terminated for cause, specifying the particulars thereof in reasonable detail and the effective date of termination (which shall be no less than ten (10) business days following the date on which such written notice is received by the Executive Officer) (the “Cause Termination Notice”), (2) the Company provides the Executive Officer and his counsel with an opportunity to appear before the board of directors to rebut or dispute the alleged reason for termination on a specified date that is at least three (3) business days following the date on which the Cause Termination Notice is given, but prior to the stated termination date described in clause (1), and (3) a majority of the board of directors (calculated without regard to the Executive Officer, if applicable) determines that the Executive Officer has failed to materially cure or cease such misconduct or breach within ten (10) business days after the Cause Termination Notice is given to him. For purposes of the foregoing sentence, no act, or failure to act, on the Executive Officer’s part shall be considered willful unless done or omitted to be done by him not in good faith and without reasonable belief that his action or omission was in the best interest of the Company, and any act or omission by the Executive Officer pursuant to the authority given pursuant to a resolution duly adopted by the board of directors or on the advice of counsel to the Company will be deemed made in good faith and in the best interest of the Company.
Each Executive Agreement defines “good reason” to mean the occurrence of any of the following events without the Executive Officer’s consent:
iv.	the assignment to the Executive Officer of duties or responsibilities substantially inconsistent with his title at the Company or a material diminution in the Executive Officer’s title, authority or responsibilities; provided (in the case of Mr. Kamfar only) that failing to maintain Mr. Kamfar as a member of the board of directors will constitute “good reason”; and provide (in the case of the other the Executive Officers) that a change in title or modification of authority or responsibilities in connection with hiring new or elevating other executives as reasonably required or commensurate with the growth of the Company shall not constitute “good reason”;
v.	a material reduction in base salary, or the annual or long-term target incentive opportunities, of the Executive Officer;
vi.	the Company’s continuous, material and willful breach of the Executive Agreement; or
vii.	the relocation (without the written consent of the Executive Officer) of the Executive Officer’s principal place of employment or service by more than thirty-five (35) miles from its location on the effective date of the Executive Agreement.
Each Executive Agreement provides that (i) “good reason” will not be deemed to exist unless notice of termination on account thereof (specifying a termination date of at least sixty (60) days but no more than ninety (90) days from the date of such notice) is given no later than ninety (90) days after the time at which the event or condition purportedly giving rise to “good reason” first occurs or arises, and (ii) if there exists an event or condition that constitutes “good reason,” the Company will have thirty (30) days from the date notice of such a termination is given to cure such event or condition and, if the Company does so, such event or condition will not constitute “good reason;” provided, however, that the Company’s right to cure such event or condition will not apply if there have been repeated breaches by the Company.
(4)	The Executive Agreement of each Executive Officer other than Mr. Kamfar provides that if a “Change in Control” of the Company occurs and, upon or within 18 months thereafter, the Company terminates the Executive Officer’s employment or service without “cause” or the Executive Officer terminates his employment or service for “good reason,” then the Executive Officer shall be entitled to receive (A) the Accrued Benefits; and (B) if the Executive Officer satisfies the Release Requirement, the Release Benefits, except that the Severance Multiple shall be three rather than two.
The Executive Agreement of each Executive Officer other than Mr. Kamfar defines “Change in Control” to have the same meaning as the same term under the Second Amended 2014 Incentive Plans, which definition is set forth above under “Potential Payments Upon Termination or Change-in-Control — Company Share-Based Plans.”
(5)	For all Executive Officers, there were no share-based awards outstanding at December 31, 2017.
(6)	$120,000 represents the maximum amount paid under the Company’s Long-Term Disability Plan to an employee if disabled for 90 consecutive days and the employee was eligible to receive the long-term disability payments. $120,000 represents the aggregate of maximum monthly payments of $2,000 payable as a long-term disability benefit for a maximum of 5 years or to age 70 (such payments would continue for the length of the disability).
(7)	Represents COBRA payments for a maximum of 18 months.

In the event of the death of an Executive Officer during the term of their Executive Agreement, the Executive Officer will be entitled to receive (i) the Accrued Benefits, and (ii) all outstanding equity awards (a) that are subject solely to time-based vesting conditions (including, but not limited to, each Annual LTIP Award and the Initial Commitment Award), which will become fully vested as of the date of such Executive Officer’s death, and (b) that are subject to performance-based vesting conditions (including each Long Term Performance Award), which will vest if and to the extent the applicable performance-based vesting conditions are satisfied as of the date of such Executive Officer’s death (without regard to the original length of the performance period); provided, however, that any performance-based award that vests and becomes payable pursuant to clause (b) will be pro-rated for the actual number of days in the applicable performance period preceding the Executive Officer’s death.

In the event of (i) the Company’s termination of an Executive Officer’s employment or service at any time for “cause” or (ii) voluntary termination by the Executive Officer without “good reason” upon sixty (60) days’ prior written notice to the Company, the Executive Officer will be entitled to receive the Accrued Benefits. In such event, all payments and benefits under the Executive Agreement will otherwise cease, and all then-unvested awards or benefits will be forfeited.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Ramin Kamfar, Chief Executive Officer (the “CEO”):

For 2017, our last completed fiscal year:

•	the annual total compensation of the employee identified at median of our company (other than our CEO), was $17,500; and
•	the annual total compensation of the CEO for purposes of determining the CEO Pay Ratio was $66,667.

The annual total compensation is based on compensation earned from November 1, 2017 through December 31, 2017. Prior to November 1, 2017, the Company had no employees. On October 31, 2017, we completed our Internalization and our current management and investment teams, who were previously employed by our former Manager, became employed by an indirect subsidiary of the Company.

Based on this information, for 2017, the ratio of the annual total compensation of Mr. Kamfar, our Chief Executive Officer, to the median of the annual total compensation of all employees was estimated to be 3.8 to 1.

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules based on our payroll and employment records and the methodology described below. The SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the “median employee,” the methodology and the material assumptions, adjustments, and estimates that we used were as follows: (a) we determined that, as of December 31, 2017, our employee population consisted of approximately 47 individuals, and (b) to identify the “median employee” from our employee population, we collected actual base salary, bonus paid, and any overtime paid during the period from November 1, 2017 through December 31, 2017.

Compensation of Directors

During 2017 we paid each of our independent directors an annual retainer of $25,000. In addition, we paid our independent directors $2,500 in cash per board meeting attended, $2,000 in cash for each committee meeting attended, $2,500 in cash for each teleconference meeting of the board and $2,000 for each teleconference for any committee. All directors will receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

We have provided below certain information regarding compensation earned by and paid to our directors and during fiscal year 2017 (amounts in thousands).

Name	Fees Paid in Cash in 2017(1)	LTIP Unit Awards(2)	Total
Brian D. Bailey(3)	$128	$33	$161
I. Bobby Majumder(4)	144	33	177
Romano Tio(5)	122	33	155
Gary T. Kachadurian	—	—	—
R. Ramin Kamfar	—	—	—

(1)	Includes the $25,000 annual retainer paid in 2017, which retainer also compensated for services to be rendered in 2018 in the amount of $8,333.
(2)	Reflects 2,500 LTIP Units granted in 2017 under the 2014 Individuals plan to each non-employee director. The amounts reported for each non-employee director reflect the grant date fair value of the award based on the closing price of the shares on February 14, 2017 (i.e. $13.34).
(3)	Includes thirty-nine $2,000 payments and ten $2,500 payments related to joint board of directors/audit committee/investment committee teleconference and in-person meetings, respectively. Does not include one $2,000 payment and one $2,500 payment paid in 2018 for 2017 meetings.
(4)	Includes forty-two $2,000 payments and ten $2,500 payments related to joint board of directors/audit committee/investment committee teleconference and in-person meetings, respectively. Also includes $10,000 for compensation as audit committee chairman. Does not include one $2,000 payment and one $2,500 payment paid in 2018 for 2017 meetings.
(5)	Includes thirty-seven $2,000 payments and nine $2,500 payments related to joint board of directors/audit committee/investment committee teleconference and in-person meetings, respectively. Does not include one $2,000 payment and one $2,500 payment paid in 2018 for 2017 meetings.

All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the board of directors.

In conjunction with the Internalization, the compensation committee engaged a compensation consultant to prepare a competitive benchmarking analysis of the market compensation practices for independent directors amongst a peer group of REITs comparable in size to the company. In conjunction with the compensation consultant, the compensation committee utilized their report in determining an appropriate post-internalization compensation structure for the company’s independent directors, which was approved by the board of directors.

Beginning in 2018, the independent director’s compensation will consist of cash and equity retainers amounting to $40,000 and $65,000, respectively. In addition, the lead independent director, the audit committee chairman, the compensation committee chairman, and the nominating & corporate governance chairman will receive annual retainers of $25,000, $20,000, $15,000, and $10,000, respectively. Each member of the audit committee, the compensation committee, the nominating & corporate governance committee and the investment committee will receive annual retainers of $10,000, $7,500, $5,000 and $5,000, respectively. Meeting fees have been eliminated in 2018 as part of the revised compensation program.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Stock Ownership

The table below sets forth, as of February 6, 2018, certain information regarding the beneficial ownership of our shares of Class A common stock, Class C common stock, and shares of Class A common stock issuable upon redemption of OP Units for (1) each person who is expected to be the beneficial owner of 5% or more of our outstanding shares of common stock, (2) each of our directors and NEOs, and (3) all of our directors and executive officers as a group. Each person named in the table has sole voting and investment power with respect to all of the shares of common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table. The extent to which a person will hold shares of Class A common stock as opposed to OP Units or LTIP Units is set forth in the table below.

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

Name of Beneficial Owner	Title of Class of Securities Owned	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Named Executive Officers and Directors:(1)
R. Ramin Kamfar	Class A Common Stock	14,763	*
	Class C Common Stock	41,979	54.80%
	OP Units	4,321,495	69.36%
	LTIP Units	900,751	55.53%
Jordan B. Ruddy	Class C Common Stock	8,670	11.32%
	OP Units	424,845	6.82%
	LTIP Units	160,496	9.89%
James G. Babb	Class A Common Stock	9,480	*
	Class C Common Stock	10,916	14.25%
	OP Units	594,626	9.54%
	LTIP Units	160,496	9.89%
Ryan S. MacDonald	Class A Common Stock	857	*
	Class C Common Stock	2,729	3.56%
	OP Units	139,597	2.24%
	LTIP Units	155,489	9.59%

Name of Beneficial Owner	Title of Class of Securities Owned	Amount and Nature of Beneficial Ownership	Percent of Class(2)
Christopher J. Vohs	Class A Common Stock	2,575	*
	LTIP Units	58,191	3.59%
Gary T. Kachadurian, Director	Class A Common Stock	4,600	*
	Class C Common Stock	3,639	4.75%
	OP Units	178,296	2.86%
Michael L. Konig	Class C Common Stock	8,670	11.32%
	OP Units	472,296	7.58%
	LTIP Units	160,496	9.89%
Brian D. Bailey, Independent Director	Class A Common Stock	15,274	*
	LTIP Units	8,763	*
I. Bobby Majumder, Independent Director	Class A Common Stock	14,225	*
	LTIP Units	8,763	*
Romano Tio, Independent Director	Class A Common Stock	14,244	*
	LTIP Units	8,763	*
All Named Executive Officers and Directors as a Group(2)		7,905,984	24.56%
5% Stockholders:
BlackRock, Inc.(3) 55 East 52nd Street New York, NY 10022	Class A Common Stock	1,555,701	6.4%
Renaissance Technologies LLC(4) Renaissance Technologies Holdings Corporation 800 Third Avenue New York, NY 10022	Class A Common Stock	1,391,896	5.75%

*	Less than 1%.
(1)	The address of each beneficial owner listed is 712 Fifth Avenue, 9th Floor, New York, New York 10019.
(2)	Percentages per class are based on 24,257,551 Class A common shares, 76,603 Class C common shares, 6,230,757 OP Units and 1,622,208 LTIP Units. Percentages for all named executive officers is based on the total of all Class A common shares, Class C common shares, OP Units and LTIP Units combined, for a total of 31,072,927, as each is an equivalent unit of ownership.
(3)	Based on the Schedule 13G/A filed with the SEC on January 29, 2018. This report includes holdings of various subsidiaries of BlackRock, Inc.
(4)	Based on the Schedule 13G filed with the SEC on February 14, 2018. This report is a joint filing of Renaissance Technologies LLC and Renaissance Technologies Holding Corporation.

Equity Compensation Plans

Second Amended 2014 Incentive Plans

The Company’s incentive plans were originally adopted by our board of directors on December 16, 2013, and approved by our stockholders on January 23, 2014, as the 2014 Equity Incentive Plan for Individuals (the “2014 Individuals Plan”) and the 2014 Equity Incentive Plan for Entities (the “2014 Entities Plan,” and together with the 2014 Individuals Plan, the “2014 Incentive Plans”). The 2014 Incentive Plans were subsequently amended and restated by the Amended and Restated 2014 Equity Incentive Plan for Individuals (the “Amended 2014 Individuals Plan”), and the Amended and Restated 2014 Equity Incentive Plan for Entities (the “Amended 2014 Entities Plan,” and together with the Amended 2014 Individuals Plan, the “Amended 2014 Incentive Plans”) as adopted by our board of directors on April 7, 2015 and approved by our stockholders on May 28, 2015.

On August 3, 2017 and October 18, 2017, our board of directors adopted, and on October 26, 2017 our stockholders approved, the second amendment and restatement of the 2014 Individuals Plan (the “Second Amended 2014 Individuals Plan”) and the 2014 Entities Plan (the “Second Amended 2014 Entities Plan,” and together with the Second Amended 2014 Individuals Plan, the “Second Amended 2014 Incentive Plans”),

which superseded and replaced in their entirety the Amended 2014 Incentive Plans. Under the Second Amended 2014 Incentive Plans, we have reserved and authorized an aggregate number of 1,550,000 shares of our common stock for issuance. As of February 6, 2018, no shares were available for future issuance.

The purpose of the Second Amended 2014 Incentive Plans is to attract and retain independent directors, executive officers and other key employees, including officers and employees of our Operating Partnership and their affiliates, and other service providers, including, while we were externally managed, our former Manager and its affiliates. The Second Amended 2014 Incentive Plans provide for the grant of options to purchase shares of our common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards.

Administration of the Second Amended 2014 Incentive Plans

The Second Amended 2014 Incentive Plans are administered by the compensation committee of our board of directors, except that the Second Amended 2014 Incentive Plans will be administered by our board of directors with respect to awards made to directors who are not employees. This summary uses the term “administrator” to refer to the compensation committee or our board of directors, as applicable. The administrator will approve all terms of awards under the Second Amended 2014 Incentive Plans. The administrator will also approve who will receive grants under the Second Amended 2014 Incentive Plans and the number of shares of our Class A common stock subject to each grant.

Eligibility

Employees and officers of our Company and our affiliates (including officers and employees of our Operating Partnership and, while we were externally managed, employees of our former Manager) and members of our board of directors are eligible to receive grants under the Second Amended 2014 Individuals Plan. In addition, individuals who provide significant services to us or an affiliate, including individuals who provide services to us or an affiliate by virtue of employment with, or providing services to, our Operating Partnership (or, while we were externally managed, employees of our former Manager), may receive grants under the Second Amended 2014 Individuals Plan.

Entities that provide significant services to us or our affiliates, including our Operating Partnership (and, while we were externally managed, our former Manager) may receive grants under the Second Amended 2014 Entities Plan in the discretion of the administrator.

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our Second Amended 2014 Incentive Plans, as of December 31, 2017.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	—	—	1,075,000
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,075,000
Item 13.	Certain Relationships and Related Transactions and Director Independence

Director Independence

A majority of the members of our board of directors, and all of the members of the Audit Committee, are “independent.” Two of our current directors, Ramin Kamfar and Gary Kachadurian, are affiliated with us and we do not consider either Mr. Kamfar or Mr. Kachadurian to be an independent director. Our other current directors, Brian D. Bailey, I. Bobby Majumder and Romano Tio, qualify as “independent directors” as defined under the rules of the New York Stock Exchange American. Messrs. Majumder and Tio each serve as an independent director of the Board of Directors of Bluerock’s Total Income + Real Estate Fund, an affiliate of our former Manager (“TIPRX”). Serving as a director of, or having an ownership interest in, another program sponsored by Bluerock will not, by itself, preclude independent director status. The board of directors has determined that Messrs. Bailey, Majumder and Tio each satisfy the independence criteria. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such other entities except for compensation directly related to service as a director of us or TIPRX. Therefore, we believe that all of these directors are independent directors.

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

Management Internalization Transaction

On August 4, 2017, we announced that we, the Operating Partnership, and the OP Sub had entered into the Contribution Agreement with our former Manager, the Manager Sub, BRRE, and the Contributors, all of which are related persons, as well as certain other definitive agreements, providing for our acquisition of a newly-formed entity to own the assets used by the former Manager in its performance of the management functions then provided to us pursuant to the Management Agreement to effectuate the Internalization. A special committee comprised entirely of independent and disinterested members of our board of directors (the “Special Committee”), which retained independent legal and financial advisors, unanimously determined that the entry into the Contribution Agreement and the completion of the Internalization were in the best interests of the Company. Our board of directors, by unanimous vote, made a similar determination, and on October 26, 2017, the Company held its annual meeting of stockholders, at which our stockholders approved the proposals necessary for the completion of the Internalization.

On October 31, 2017, we completed the Internalization pursuant to the Contribution Agreement for total consideration of approximately $41.24 million, as determined pursuant to a formula established in the Management Agreement at the time of our IPO in April 2014 (the “Internalization Consideration”). In payment of the Internalization Consideration, the Company caused the Operating Partnership to issue to the Contributors an aggregate of 3,753,593 OP Units (the “Internalization OP Units”), and the Company issued to the Contributors an aggregate of 76,603 shares of its newly reclassified Class C Common Stock (the “Internalization Class C Shares”) and an aggregate of approximately $40,794 in cash. Payment of the Internalization Consideration primarily in OP Units and Class C Common Stock, rather than principally in cash, was intended to further align the interests of our management with those of our stockholders.

At the closing of the Internalization, each of the Contributors received the Internalization Consideration set forth below:

	OP Units	Class C Common Stock	Cash
BRRE	1,869,318	38,149	$20,316
Mr. Babb	534,887	10,916	$5,813
Mr. MacDonald	133,722	2,729	$1,453
Mr. Ruddy	424,845	8,670	$4,617
K&A	424,845	8,670	$4,617
Kachadurian Group	178,296	3,639	$1,938
Jenco	187,680	3,830	$2,040
Totals:	3,753,593	76,603	$40,794

Upon completion of the Internalization, our current management and investment teams, who were previously employed by an affiliate of our former Manager, became employed by our indirect subsidiary, and we become an internally managed real estate investment trust.

Affiliate Transactions

As described further below, we have entered into agreements with certain affiliates pursuant to which they will provide services to us. Our independent directors have reviewed the material transactions between our affiliates and us since the beginning of 2017. Set forth below is a description of such transactions and the independent directors’ determination of their fairness.

Management Agreement

At the closing of the IPO, we entered into the Management Agreement with our former Manager.

The amount paid or payable to the former Manager for the year ended December 31, 2017, are as reflected in the following table (amounts in thousands):

	Approximate Dollar Value of Mr. Kamfar’s Interest In Company Incurred Amounts	Year Ended December 31, 2017
Base Management Fee	$8,743	$8,743
Incentive Fee	$3,983	$3,983
Expense Reimbursement	$1,378	$1,378
Offering Expense Reimbursements	$702	$702

While we were externally managed, the former Manager may have retained, at our sole cost and expense, the services of such persons and firms as the former Manager had deemed necessary in connection with our management and operations (including accountants, legal counsel and other professional service providers), provided that such expenses were in amounts no greater than those that would be payable to third-party professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis. The former Manager had in the past retained K&A, to provide transaction based legal services, where the former Manager determined that such retention would be less expensive than retaining third party professionals.

The independent directors reviewed our relationship with our former Manager during 2017 and considered it to be fair. The independent directors believe that the amounts payable to the former Manager under the Management Agreement were similar to those paid by other publicly offered, externally advised REITs and that while we were externally managed, this compensation was necessary in order for the former Manager to provide the desired level of services to us and our stockholders.

Administrative Services Agreement

In connection with the closing of the Internalization, the Company, the Operating Partnership, the OP Sub, and Manager Sub (collectively, the “Company Parties,” and each, a “Company Party”) entered into an

Administrative Services Agreement (the “Administrative Services Agreement”) with Bluerock and its affiliate, Bluerock Real Estate Holdings, LLC (“BREH,” and together with BRRE, the “BRRE Entities”). Pursuant to the Administrative Services Agreement, the BRRE Entities will provide the Company with certain human resources, investor relations, marketing, legal and other administrative services (the “Services”) to facilitate a smooth transition in the Company’s management of its operations and enable the Company to benefit from operational efficiencies created by access to such services following closing, to give the Company time to develop such services in-house or to hire other third-party service providers for such services. The Services will be provided on an at-cost basis, generally allocated based on the use of such Services for the benefit of the Company’s business, and shall be invoiced on a quarterly basis. In addition, the Administrative Services Agreement permits, from time to time, certain employees of the Company to provide or cause to be provided services to the BRRE Entities, on an at-cost basis, generally allocated based on the use of such services for the benefit of the business of the BRRE Entities and invoiced on a quarterly basis, and otherwise subject to the terms of the Services to be provided by the BRRE Entities to the Company under the Administrative Services Agreement. Payment by the Company of invoices and other amounts payable under the Administrative Services Agreement may be made in cash or, in the sole discretion of the Company’s board of directors, in the form of fully-vested LTIP Units.

The initial term of the Administrative Services Agreement is one year from October 31, 2017, subject to the Company’s right to renew it for successive one-year terms upon sixty (60) days written notice prior to expiration. The Administrative Services Agreement automatically terminates (i) upon termination by the Company of all Services, or (ii) in the event of non-renewal by the Company. Any Company Party can also be able to terminate the Administrative Services Agreement with respect to any individual Service upon written notice to the applicable BRRE Entity, in which case the specified Service will discontinue as of the date stated in such notice, which date must be at least ninety (90) days from the date of such notice. Further, either BRRE Entity can terminate the Administrative Services Agreement at any time upon the occurrence of a “Change of Control Event” (as defined therein) upon at least one hundred eighty (180) days prior written notice to the Company.

In the event of (i) the failure by any Company Party to pay for Services as required under the Administrative Services Agreement, (ii) any material default by either BRRE Entity in the due performance or observance of any term or agreement in the Administrative Services Agreement, or (iii) the adjudication of any party as insolvent and/or bankrupt, or the appointment of a receiver or trustee for any party or its property, or the approval of a petition for reorganization or arrangement under any bankruptcy or insolvency Law, or the filing by any party of a voluntary petition in bankruptcy, or the consent by any party to the appointment of a receiver or trustee (in each such case, the “Defaulting Party”), then the non-Defaulting Party shall have the right, at its sole discretion, (A) in the case of a default under clause (iii), to immediately terminate the applicable Service(s) and/or the Administrative Services Agreement and its participation with the Defaulting Party thereunder; and (B) in the case of a default under clause (i) or (ii), to terminate the applicable Service(s) and/or the Administrative Services Agreement and its participation with the Defaulting Party thereunder if the Defaulting Party has failed to (x) cure the default within thirty (30) days after receiving written notice of such default, or (y) take substantial steps towards and diligently pursue the curing of the default. The Company Parties have each agreed that in the event of the termination of the Administrative Services Agreement or of a Service thereunder, the obligation of the BRRE Entities to provide the terminated Services, or to cause the terminated Services to be provided, shall immediately cease.

Pursuant to the Administrative Services Agreement, the BRRE Entities will be responsible for the payment of all employee benefits and any other direct and indirect compensation for the employees of the BRRE Entities (or their affiliates or permitted subcontractors) assigned to perform the Services, as well as such employees’ worker’s compensation insurance, employment taxes, and other applicable employer liabilities relating to such employees.

The amount paid or payable to BRRE for the year ended December 31, 2017, are as reflected in the following table (amounts in thousands):

	Approximate Dollar Value of Mr. Kamfar’s Interest In Company Incurred Amounts	Year Ended December 31, 2017
Expense Reimbursements	$542	$542
Offering expense reimbursements	119	119

Stockholders Agreement

In connection with the closing of the Internalization, the Company and the Contributors entered into a Stockholders Agreement (the “Stockholders Agreement”), pursuant to which the Company may grant certain registration rights for the benefit of the Contributors and impose certain limitations on the voting rights of the Class C Common Stock, in each case as a condition to the consummation of the transactions contemplated by the Contribution Agreement.

Pursuant to the Stockholders Agreement, each Contributor, in respect of any Class A common stock that they may receive in connection with any redemption or conversion, as applicable, of any OP Units or Class C Common Stock received as a result of the Internalization (“Registrable Shares”), may require the Company from time to time to register the resale of their Registrable Shares under the Securities Act on a registration statement filed with the SEC. The Stockholders Agreement grants each Contributor certain rights to demand a registration of some or all of their Registrable Shares (a “Demand Registration”) or to request the inclusion of some or all of their Registrable Shares in a registration being effected by the Company for itself or on behalf of another person (a “Piggyback Registration”), in each case subject to certain customary restrictions, limitations, registration procedures and indemnity provisions. The Company is obligated to use commercially reasonable efforts to prepare and file a registration statement within specified time periods and to cause that registration statement to be declared effective by the SEC as soon as reasonably practicable thereafter.

The ability to cause the Company to effect a Demand Registration is subject to certain conditions. The Company is not required to effect such registration within 180 days of the effective date of any prior registration statement with respect to the Company’s Class A Common Stock and may delay the filing for up to 60 days under certain circumstances.

If, pursuant to an underwritten Demand Registration or Piggyback Registration, the managing underwriter advises that the number of Registrable Shares requested to be included in such registration exceeds a maximum number (the “Maximum Number”) that the underwriter believes can be sold without delaying or jeopardizing the success of the proposed offering, the Stockholders Agreement specifies the priority in which Registrable Shares are to be included.

Pursuant to the Stockholders Agreement, the Contributors have agreed to limit certain of their voting rights with respect to the Class C Common Stock. If, as of the record date for determining the stockholders of the Company entitled to vote at any annual or special meeting of the stockholders of the Company or for determining the stockholders of the Company entitled to consent to any corporate action by written consent, the holders of the Class C Common Stock own shares of Class C Common Stock (the “Subject Shares”) representing in the aggregate more than 9.9% of the voting rights of the then-outstanding shares of capital stock of the Company that have voting rights on the matters being voted upon at such meeting (such number of Subject Shares representing in the aggregate more than 9.9% of the voting rights of the then-outstanding shares of capital stock of the Company with voting rights being referred to as the “Excess Shares”), then at each such meeting or in each such action by written consent the holders of the Subject Shares will vote or furnish a written consent in respect of the Excess Shares, or cause the Excess Shares to be voted or consented, in each case, in such manner as directed by a majority of the members of our board of directors. All Subject Shares other than the Excess Shares may be voted for or against any matter in the Class C Common Stock Holder’s sole and absolute discretion.

Premises Agreements

In connection with the closing of the Internalization, BRRE and the former Manager entered into (i) that certain use and occupancy agreement (the “NY Agreement”) for certain space located on the 9th floor of that certain building located at 712 Fifth Avenue, New York, NY 10019 (the “NY Premises”), and (ii) that certain sublease for a term to expire on November 28, 2017 (“MI Sublease 1”), for certain space located on the 9th floor of that certain building known as “American Center” located at 27777 Franklin Road, Southfield, MI 48034 (the “MI Premises,” and together with the NY Premises, the “Premises”). On December 1, 2017, BRRE and Manager Sub entered a new sublease for the MI Premises, (“MI Sublease 2,” and together with the NY Agreement and MI Sublease 1, the “Premises Agreements”). Pursuant to the Premises Agreements, collectively, BRRE will permit the Manager Sub and certain of its subsidiaries and/or affiliates to share occupancy of the Premises.

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

Summary of Fees and Reimbursements to Dealer Manager

Summarized below are the fees earned and expenses reimbursable to Bluerock Capital Markets, LLC, our affiliated dealer manager, and any related amounts payable for the years ended December 31, 2017. (amounts in thousands)

	Approximate Dollar Value of Mr. Kamfar’s Interest In REIT Incurred Amounts	Incurred for the Year Ended December 31, 2017
Type of Compensation
Selling Commissions	$11,424	$11,424
Dealer Manager Fees	4,896	4,896
Total:	$16,320	$16,320

The dealer manager may re-allow the selling commissions and dealer manager fees to participating broker-dealers, and is expected to incur costs in excess of the 10%, which costs will be borne by the dealer manager.

Transactions with Affiliates of Our Former Manager

We have entered into several transactions with four private real estate funds that are affiliates of Bluerock, an affiliate of our former Manager, in connection with our investments. Bluerock Special Opportunity + Income Fund, LLC (“Fund I”) and Bluerock Growth Fund (“BGF”) are managed and controlled by Bluerock. Bluerock Special Opportunity + Income Fund II, LLC (“Fund II”) and Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”) are managed and controlled by a wholly owned subsidiary of Bluerock. Mr. Kamfar and a family owned limited liability company are the indirect owners of 100% of the membership interests of Bluerock, and certain of our and our former Manager’s officers is also an officer of Bluerock.

Acquisition of Additional Interest in Park & Kingston

In December 2017, the Company invested an additional $0.5 million of equity in Park & Kingston, increasing the Company’s indirect ownership interest in the property from 96.0% to 100.0%. The additional interests were purchased from Fund III based on broker’s opinion of value.

Acquisition of Additional Interest in Enders Place at Baldwin Park

In December 2017, the Company invested an additional $0.5 million of equity in Enders Place at Baldwin Park, increasing the Company’s indirect ownership interest in the property from 89.5% to 92.0%. The additional interests were purchased from Fund III based on broker’s opinion of value.

Acquisition of Additional Interest in Preston View and Wesley Village

In December 2017, the Company invested an additional $3.4 million of equity in Preston View and Wesley Village, increasing the Company’s indirect ownership interest in the properties from 91.8% to 100.0%. The additional interests were purchased from Fund I based on an 8% return on equity from the original purchase dates in February 2017 and March 2017, respectively.

West Morehead Interests

On January 6, 2016, through BRG Morehead NC, LLC, or BRG Morehead NC, a wholly-owned subsidiary of the Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an affiliate of ArchCo Residential, or the West Morehead JV, to develop an approximately 286-unit Class A apartment community located in Charlotte, North Carolina to be known as West Morehead. The Company has a 0.5% common equity interest in BR Morehead JV Member, LLC, at December 31, 2017.

On December 29, 2016, the Company, through BRG Morehead NC, LLC, or BRG Morehead NC, an indirect subsidiary, provided a $21.3 million mezzanine loan, or the BRG West Morehead Mezz Loan, to BR Morehead JV Member, LLC, an affiliate of the former Manager, or BR Morehead JV Member. The BRG West Morehead Mezz Loan is secured by BR Morehead JV Member’s approximate 95.0% interest in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an affiliate of ArchCo Residential, or the West Morehead JV, which intends to develop an approximately 286-unit Class A apartment community located in Charlotte, North Carolina to be known as West Morehead. The BRG West Morehead Mezz Loan matures on the earlier of January 5, 2020, or the maturity date of the West Morehead Construction Loan, as defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG West Morehead Mezz Loan can be prepaid without penalty. The Company has the right to exercise an option to purchase, at the greater of a 25 basis point discount to fair market value or 15% internal rate of return for Fund II, up to a 100% common membership interest in BR Morehead JV Member (the mezzanine borrower), which is 99.5% owned by Fund II and which currently holds an approximate 95.0% interest in the West Morehead JV and in the West Morehead property, subject to certain promote rights of our unaffiliated development partner.

On January 5, 2017, the Company increased the amount of the BRG West Morehead Mezz Loan to approximately $24.6 million.

In conjunction with the West Morehead development, on December 29, 2016, the West Morehead property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $34.5 million construction loan with an unaffiliated party, or the West Morehead Construction Loan, of which approximately $2.3 million is outstanding at December 31, 2017, and which is secured by the West Morehead property. The West Morehead Construction Loan matures on December 29, 2019, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The West Morehead Construction Loan bears interest on a floating basis on the amount drawn based on LIBOR plus 3.75%, subject to a minimum of 4.25%. Regular monthly payments are interest-only until September 2019, with further payments based on twenty-five-year amortization. The West Morehead Construction Loan can be prepaid without penalty.

In addition, on December 29, 2016, the West Morehead property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $7.3 million mezzanine loan with an unaffiliated party, of which $7.3 million is outstanding at December 31, 2017, and which is secured by membership interest in the joint venture developing the West Morehead property. The loan matures on December 29, 2019, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio, extension of the West Morehead Construction Loan and payment of an extension fee. The loan bears interest on a fixed rate of 11.5%. Regular monthly payments are interest-only. The loan can be prepaid prior to maturity provided the lender receives a cumulative return of 30% of its loan amount including all principal and interest paid.

APOK Townhomes Interests

On September 1, 2016, through BRG Boca, LLC, or BRG Boca, a wholly-owned subsidiary of its Operating Partnership, the Company made an investment in a multi-tiered joint venture, along with Fund II, an affiliate of the former Manager, and NCC Development Group, or the Boca JV, to develop a 90-unit Class A apartment community located in Boca Raton, Florida to be known as APOK Townhomes. On January 6, 2017, Fund II substantially redeemed the common equity investment held by BRG Boca in BR Boca JV Member for $7.3 million.

On January 6, 2017, the Company, through BRG Boca, provided a $11.2 million mezzanine loan, or the BRG Boca Mezz Loan, to BRG Boca JV Member, LLC, an affiliate of the former Manager, or BR Boca JV Member. The BRG Boca Mezz Loan is secured by BR Boca JV Member’s approximate 90.0% interest in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an affiliate of NCC Development Group, or the Boca JV, which intends to develop an approximately 90-unit Class A apartment community located in Boca Raton, Florida to be known as APOK Townhomes. The BRG Boca Mezz Loan matures on the earlier of January 6, 2020, or the maturity of the Boca Construction Loan, defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Boca Mezz Loan can be prepaid without penalty. The Company has the right to exercise an option to purchase, at the greater of a 25 basis point discount to fair market value or 15% internal rate of return for Fund II, up to a 100% common membership interest in BR Boca JV Member (the mezzanine borrower), which is 99.5% owned by Fund II and which currently holds an approximate 90.0% interest in the Boca JV and in the Boca property, subject to certain promote rights of our unaffiliated development partner.

In conjunction with the APOK Townhomes development, on December 29, 2016, the APOK Townhomes property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $18.7 million construction loan with an unaffiliated party, the Boca Construction Loan, of which $4.6 million is outstanding at December 31, 2017, which is secured by the APOK Townhomes property. The loan matures on June 29, 2019, and contains two one-year extension option, subject to certain conditions including a debt service coverage, stabilized occupancy and payment of an extension fee. The loan requires interest-only payments at prime plus 0.625%, subject to a floor of 4.125%. The loan can be prepaid without penalty.

Domain Phase 1 Interests

On November 20, 2015, through a wholly-owned subsidiary of the Operating Partnership, BRG Domain Phase 1, LLC, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an affiliate of ArchCo Residential, to develop an approximately 299-unit, class A, apartment community located in Garland, Texas. The property will be developed upon a tract of approximately 10 acres of land. On March 3, 2017, Fund II substantially redeemed the preferred equity investment held by BRG Domain 1 in BR Domain 1 JV Member for $7.1 million.

On March 3, 2017, the Company, through BRG Domain Phase 1, LLC, or BRG Domain 1, an indirect subsidiary, provided a $20.3 million mezzanine loan, or the BRG Domain 1 Mezz Loan, to BR Member Domain Phase 1, LLC, an affiliate of the former Manager, or BR Domain 1 JV Member. The BRG Domain 1 Mezz Loan is secured by BR Domain 1 JV Member’s approximate 97.7% interest in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an affiliate of ArchCo Residential, or the Domain Phase 1 JV, which intends to develop an approximately 299-unit Class A apartment community located in Garland, Texas. The BRG Domain Phase 1 Mezz Loan matures on the earlier of March 3, 2020, or the maturity of the Domain 1 Construction Loan, defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Domain 1 Mezz Loan can be prepaid without penalty. The Company has the right to exercise an option to purchase, at the greater of a 25 basis point discount to fair market value or 15% internal rate of return for Fund II, up to a 100% common membership interest in BR Domain 1 JV Member (the mezzanine borrower), which is 99.5% owned by Fund II and which currently holds an approximate 95.0% interest in the Domain 1 JV and in the Domain 1 property, subject to certain promote rights of our unaffiliated development partner.

In conjunction with the Domain 1 development, on March 3, 2017, the Domain 1 property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $30.3 million construction loan with an unaffiliated party, or the Domain 1 Construction Loan, of which none is outstanding at December 31, 2017, and which is secured by the Domain 1 property. The Domain 1 Construction Loan matures on March 3, 2020, and contains two one-year extension options, subject to certain conditions including construction completion, a debt service coverage, loan to value ratio and payment of an extension fee. The Domain 1 Construction Loan bears interest on a floating basis on the amount drawn based on LIBOR plus 3.25%. Regular monthly payments are interest-only until March 2020, with further payments based on thirty-year amortization. The Domain 1 Construction Loan can be prepaid without penalty.

In addition, on March 3, 2017, the Domain 1 property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $6.4 million mezzanine loan with an unaffiliated party, of which $4.6 million is outstanding at December 31, 2017, and which is secured by membership interest in the joint venture developing the Domain 1 property. The loan matures on March 3, 2020, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio, extension of the Domain 1 Construction Loan and payment of an extension fee. The loan bears interest on a fixed rate of 12.5%, with 9.5% paid currently. Regular monthly payments are interest-only. The loan can be prepaid prior to maturity provided the lender receives a minimum profit and 1% exit fee.

Crescent Perimeter Mezzanine Financing

On December 12, 2016, through BRG Perimeter, LLC, a wholly-owned subsidiary of the Operating Partnership, the Company made a common equity investment of approximately $15.2 million to obtain an approximately 60% interest in a multi-tiered joint venture structure along with Fund III, an affiliate of the former Manager, and an affiliate of Crescent Communities, to acquire a tract of real property located in Atlanta, Georgia for the development of a 320-unit, Class A apartment community, to be known as Crescent Perimeter. The acquisition was accounted for as an asset acquisition.

On December 12, 2016, the Company, through joint venture subsidiaries of its Operating Partnership, entered into an approximately $44.7 million construction loan with an unaffiliated party, of which $5.1 million is outstanding at December 31, 2017, and which is secured by the Crescent Perimeter development, or the Crescent Perimeter Construction Loan. The loan matures December 12, 2020, with a one-year extension option subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest at a rate of LIBOR plus 3.00%, with interest only payments until December 12, 2020, with future payments based on 30-year amortization. The loan can be prepaid without penalty.

On December 29, 2017, (i) Fund III substantially redeemed the common equity investment held by BRG Perimeter, LLC in BR Perimeter JV Member, LLC for $15.3 million, (ii) BRG Perimeter, LLC maintained a 0.5% common interest in BR Perimeter JV Member, LLC, and (iii) the Company, through BRG Perimeter, LLC, provided a mezzanine loan in the amount of $20.6 million to BR Perimeter JV Member, LLC, or the BRG Perimeter JV Mezz Loan.

On December 29, 2017, the Company, through BRG Perimeter, LLC, or BRG Perimeter, an indirect subsidiary, provided a $20.6 million mezzanine loan, to BR Perimeter JV Member, LLC, an affiliate of the former Manager, or BR Perimeter JV Member. The BRG Perimeter Mezz Loan is secured by BR Perimeter JV Member’s approximate 60.0% interest in a multi-tiered joint venture along with Fund III, an affiliate of the former Manager, and an affiliate of Crescent Communities, or the Crescent Perimeter Venture, which intends to develop an approximately 320-unit Class A apartment community located in Atlanta, Georgia to be known as Crescent Perimeter. The BRG Perimeter JV Mezz Loan matures on the later of December 29, 2021, or the maturity date of the Crescent Perimeter Construction Loan, as defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Perimeter JV Mezz Loan can be prepaid without penalty

Vickers Village

On December 22, 2016, through BRG Vickers Roswell, LLC, a wholly-owned subsidiary of the Operating Partnership, the Company made a common equity investment of approximately $8.5 million to obtain an approximately 80% interest in a multi-tiered joint venture structure along with Fund III, an affiliate of the former Manager, and an affiliate of TPA Group, and our development partner, King Lowry Ventures, for the development of a 79-unit, Class A apartment community in the Roswell submarket of Atlanta, Georgia, to be known as Vickers Village. The acquisition was accounted for as an asset acquisition.

On December 22, 2016, the Company, through joint venture subsidiaries of its Operating Partnership, entered into an approximately $18.0 million construction loan with an unaffiliated party, of which $7.5 million is outstanding at December 31, 2017, and which is secured by the Vickers Village development. The loan matures December 1, 2020. The loan bears interest at a rate of LIBOR plus 3.00%, with interest only payments until December 1, 2018, with future payments based on 25-year amortization. The loan can be prepaid without penalty.

On December 29, 2017, (i) Fund III substantially redeemed the common equity investment held by BRG Vickers Roswell, LLC in BR Vickers Roswell JV Member, LLC for $8.7 million, (ii) BRG Vickers Roswell, LLC maintained a 0.5% common interest in BR Vickers Roswell JV Member, LLC, and (iii) the Company, through BRG Vickers Roswell, LLC, provided a mezzanine loan in the amount of $9.8 million to BR Vickers Roswell JV Member, LLC, or the BRG Vickers JV Mezz Loan.

On December 29, 2017, the Company, through BRG Vickers Roswell, LLC, or BRG Vickers, an indirect subsidiary, provided a $9.8 million mezzanine loan, to BR Vickers Roswell JV Member, LLC, an affiliate of the former Manager, or BR Vickers JV Member. The BRG Vickers Mezz Loan is secured by BR Vickers JV Member’s approximate 80.0% interest in a multi-tiered joint venture along with Fund III, an affiliate of the former Manager, and an affiliate of King Lowry Ventures, or the Vickers Venture, which intends to develop an approximately 79-unit Class A apartment community located in Roswell, Georgia to be known as Vickers Village. The BRG Vickers JV Mezz Loan matures on the latest of December 29, 2020, or the maturity date of the Vickers Construction Loan, as defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Vickers JV Mezz Loan can be prepaid without penalty.

Flagler Village Interests

On December 18, 2015, through BRG Flagler Village, LLC, a wholly-owned subsidiary of the Operating Partnership, the Company made an investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an affiliate of ArchCo Residential, to develop an approximately 385-unit, Class A apartment community located in Ft. Lauderdale, Florida. On December 29, 2017, (i) Fund II substantially redeemed the equity investment held by BRG Flagler Village, LLC in BR Flagler JV Member, LLC for $26.3 million, and (ii) BRG Flagler Village, LLC maintained a 0.5% common interest in BR Flagler JV Member.

On December 29, 2017, the Company, through BRG Flagler Village, LLC, or BRG Flagler, an indirect subsidiary, provided a $53.6 million mezzanine loan, or the BRG Flagler Mezz Loan, to BR Flagler JV Member, LLC, an affiliate of the former Manager, or BR Flagler JV Member. The BRG Flagler Mezz Loan is secured by BR Flagler JV Member’s approximate 100.0% interest in a multi-tiered joint venture along with Fund II and Fund III, affiliates of the former Manager, and an affiliate of ArchCo Residential, or the Flagler JV, which intends to develop an approximately 385-unit Class A apartment community located in Fort Lauderdale, Florida to be known as Flagler Village. So long as BR Flagler JV Member has not timely exercised its Flagler Conversion Right, as defined below, the BRG Flagler Mezz Loan matures on December 29, 2022 and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Flagler Mezz Loan can be prepaid without penalty. BRG Flagler JV Member has the right to elect to cause BRG Flagler to convert its rights under the BRG Flagler Mezz Loan into membership interests in BR Flagler JV Member based on the capital contributed by Fund II and Fund III and the BRG Flagler Mezz Loan balance, until the earlier of the closing of construction financing or March 31, 2018, or the Flagler Conversion Right. The Company has the right of first offer to purchase the member’s ownership interests in BR Flagler JV Member, or, if applicable, to purchase Flagler Village if BR Flagler JV Member exercises its rights under the Flagler JV to cause the sale of Flagler Village.

Alexan CityCentre Interests

On July 1, 2014, through BRG T&C BLVD Houston, LLC, a wholly-owned subsidiary of the Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Bluerock Growth Fund (“BGF”), Fund II and Fund III, affiliates of the former Manager, and an affiliate of Trammell Crowe Residential, to develop a 340-unit Class A apartment community located in Houston, Texas, to be known as Alexan CityCentre. The Company has made a capital commitment of approximately $9.3 million to acquire 100% of the Class A preferred equity interests in BR T&C BLVD JV Member, LLC, all of which has been funded as of December 31, 2017 (of which $2.8 million earns a 20% preferred return).

On June 7, 2016, the Alexan CityCentre property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a loan modification agreement to amend the terms of its construction loan financing the construction and development of the Alexan CityCentre property (the “Alexan Development”). The maximum principal amount available to the borrower under the terms of the modified loan is $55.1 million of which approximately $54.4 million is outstanding at December 31, 2017. The maturity date is January 1, 2020, subject to a single one-year extension exercisable at the option of the borrower. The interest rate on the loan is a variable per annum rate equal to the prime rate plus 0.5%, or LIBOR plus 3.00%, at the borrower’s option. The loan requires monthly interest payments until the maturity date, after which $60,000 monthly payments of principal will be required in addition to payment of accrued interest during the maturity extension period. The borrower was required to initially fund approximately $2.6 million as an interest reserve and approximately $0.6 million as an operating deficit reserve. Certain unaffiliated third parties agreed to guaranty the completion of the development of the Alexan Development and provided partial guaranties of the borrower’s principal and interest obligations under the loan. To obtain the loan modification, the borrower was required to contribute additional equity for the Alexan Development in the amount of approximately $2.2 million to be applied to development costs, of which the Company funded approximately $0.7 million and Bluerock Growth Fund II (“BGF II”), an affiliate of the former Manager, funded $1.3 million as Class B preferred interests earning a 20% preferred return.

Alexan Southside Place Interests

On January 12, 2015, through BRG Southside, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund II and Fund III, which are affiliates of the former Manager, and an affiliate of Trammell Crow Residential, to develop an approximately 270-unit Class A apartment community located in Houston, Texas, to be known as Alexan Southside Place. Alexan Southside Place will be developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC, as tenant under an 85-year ground lease. The Company has made a capital commitment of $20.6 million to acquire 100% of the preferred equity interests in BRG Southside, LLC, all of which has been funded as of December 31, 2017 (of which $3.3 million earns a 20% return).

In conjunction with the Alexan Southside development, on April 7, 2015, the Alexan Southside leasehold interest holder, which is owned by an entity in which the Company owns an indirect interest, entered into a $31.8 million construction loan with Bank of America, NA of which $24.5 million is outstanding at December 31, 2017, which is secured by the leasehold interest in the Alexan Southside Place property. The loan matures on April 7, 2019, and contains a one-year extension option, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on the base rate plus 1.25% or LIBOR plus 2.25%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan can be prepaid without penalty.

Helios (formerly known as Cheshire Bridge) Interests

On May 29, 2015, through BRG Cheshire, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of Catalyst Development Partners II, to develop a 282-unit Class A apartment community located in Atlanta, Georgia, to be known as Helios Apartments. The Company has made a capital commitment of $16.4 million to acquire 100% of the preferred equity interests in BRG Cheshire, LLC, all of which has been funded as of December 31, 2017.

In conjunction with the Helios development, on December 16, 2015, the Helios property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $38.1 million construction loan with The PrivateBank and Trust Company which is secured by the fee simple interest in the Helios property, of which approximately $35.1 million is outstanding at December 31, 2017. The loan matures on December 16, 2018, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.50%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan can be prepaid without penalty.

Lake Boone Trail Interests

On December 18, 2015, through BRG Lake Boone, LLC, a wholly-owned subsidiary of the Operating Partnership, BRG Lake Boone, LLC, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an affiliate of Tribridge Residential, LLC, to develop an approximately 245-unit, Class A apartment community located in Raleigh, North Carolina, or Lake Boone Trail. The Company has made a capital commitment of $11.9 million to acquire 100% of the preferred equity interests in BR Lake Boone, LLC, all of which has been funded at December 31, 2017.

In conjunction with the Lake Boone Trail development, on June 23, 2016, the Lake Boone property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $25.2 million construction loan with Citizens Bank, National Association which is secured by the fee simple interest in the Lake Boone Trail property, of which $14.1 million is outstanding as of December 31, 2017. The loan matures on December 23, 2019, and contains one extension option for one year to five years, subject to certain conditions including construction completion, a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.65%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan can be prepaid without penalty.

Whetstone Interests

On May 20, 2015, through BRG Whetstone Durham, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of TriBridge Residential, LLC, to acquire a 204-unit Class A apartment community located in Durham, North Carolina, to be known as Whetstone Apartments. The Company has made a capital commitment of $12.9 million to acquire 100% of the preferred equity interests in BRG Whetstone Durham, LLC, all of which has been funded as of December 31, 2017. On October 6, 2016, the Company entered into an agreement that provided for an extended twelve-month period in which it had a right to convert into common ownership. The Company did not elect to convert into common ownership on October 6, 2017, and therefore its preferred return decreased to 6.5%. Effective April 1, 2017, Whetstone ceased paying its preferred return on a current basis. The accrued preferred return of $1.2 million is shown as a due from affiliates in the consolidated balance sheet. The Company has evaluated the preferred equity investment and accrued preferred return and determined that the investment is not impaired and will be fully recoverable in the future.

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

See Note 11 — Related Party Transactions of the Company’s financial statements for additional related party disclosures.

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

The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by BDO USA, LLP for the years ended December 31, 2017 and 2016, are set forth in the table below (amounts in thousands):

	2017	2016
Audit fees	$886	$958
Audit-related fees	—	—
Tax fees	209	149
All other fees	—	—
Total	$1,095	$1,107

For purposes of the preceding table professional fees are classified as follows:

•	Audit fees — These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by the independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.
•	Audit-related fees — These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.
•	Tax fees — These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.
•	All other fees — These are fees for any services not included in the above-described categories.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
Date: March 13, 2018	/s/ R. Ramin Kamfar R. Ramin Kamfar Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
Date: March 13, 2018	/s/ R. Ramin Kamfar R. Ramin Kamfar Chief Executive Officer (Principal Executive Officer)
Date: March 13, 2018	/s/ Christopher J. Vohs Christopher J. Vohs Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date: March 13, 2018	/s/ Gary T. Kachadurian Gary T. Kachadurian Director
Date: March 13, 2018	/s/ Brian D. Bailey Brian D. Bailey Director
Date: March 13, 2018	/s/ I. Bobby Majumder I. Bobby Majumder Director
Date: March 13, 2018	/s/ Romano Tio Romano Tio Director

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bluerock Residential Growth REIT, Inc.
New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bluerock Residential Growth REIT, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2012.
Troy, Michigan
March 13, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Bluerock Residential Growth REIT, Inc.
New York, New York

Opinion on Internal Control over Financial Reporting

We have audited Bluerock Residential Growth REIT, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule and our report dated March 13, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP

Troy, Michigan
March 13, 2018

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31, 2017	December 31, 2016
ASSETS
Net Real Estate Investments
Land	$169,135	$142,274
Buildings and improvements	1,244,193	848,445
Furniture, fixtures and equipment	38,446	27,617
Construction in progress	985	10,878
Total Gross Real Estate Investments	1,452,759	1,029,214
Accumulated depreciation	(55,177)	(42,137)
Total Net Real Estate Investments	1,397,582	987,077
Cash and cash equivalents	35,015	82,047
Restricted cash	29,575	45,402
Notes and accrued interest receivable from related parties	140,903	21,267
Due from affiliates	2,003	948
Accounts receivable, prepaid and other assets	9,689	8,610
Preferred equity investments and investments in unconsolidated real estate joint ventures	71,145	91,132
In-place lease intangible assets, net	4,635	4,839
Total Assets	$1,690,547	$1,241,322
LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
Mortgages payable	$939,494	$710,575
Revolving credit facility	67,670	—
Accounts payable	1,652	1,669
Other accrued liabilities	22,952	13,431
Due to affiliates	1,575	2,409
Distributions payable	14,287	7,328
Total Liabilities	1,047,630	735,412
8.250% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 10,875,000 shares authorized; and 5,721,460 issued and outstanding as of December 31, 2017 and 2016	138,801	138,316
6.000% Series B Redeemable Preferred Stock, liquidation preference $1,000 per share, 725,000 and 150,000 shares authorized; 184,130 and 21,482 issued and outstanding as of December 31, 2017 and 2016, respectively	161,742	18,938
7.625% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; and 2,323,750 issued and outstanding as of December 31, 2017 and 2016, respectively	56,196	56,095
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 230,400,000 and 246,975,000 shares authorized; none issued and outstanding as of December 31, 2017 and 2016	—	—
7.125% Series D Cumulative Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,850,602 issued and outstanding at December 31, 2017 and 2016	68,705	68,760
Common stock – Class A, $0.01 par value, 747,509,582 and 747,586,185 shares authorized; 24,218,359 and 19,567,506 shares issued and outstanding as of December 31, 2017 and 2016, respectively	242	196
Common stock – Class C, $0.01 par value, 76,603 and no shares authorized; 76,603 and no shares issued and outstanding as of December 31, 2017 and 2016, respectively	1	—
Additional paid-in-capital	318,170	257,403
Distributions in excess of cumulative earnings	(164,286)	(84,631)
Total Stockholders’ Equity	222,832	241,728
Noncontrolling Interests
Operating partnership units	42,999	2,216
Partially owned properties	20,347	48,617
Total Noncontrolling Interests	63,346	50,833
Total Equity	286,178	292,561
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$1,690,547	$1,241,322

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)

	Year Ended December 31,
	2017	2016	2015
Revenues
Net rental income	$102,974	$73,366	$42,259
Other property revenues	12,280	7,658	4,014
Interest income from related parties	7,930	17	—
Total revenues	123,184	81,041	46,273
Expenses
Property operating	47,954	31,521	18,475
Property management fees	3,185	2,339	1,394
General and administrative	7,541	5,863	4,108
Management fees to related parties	12,726	6,510	4,185
Acquisition and pursuit costs	3,233	4,590	3,508
Management internalization	43,554	63	—
Weather-related losses, net	1,014	—	—
Depreciation and amortization	48,624	31,187	16,226
Total expenses	167,831	82,073	47,896
Operating loss	(44,647)	(1,032)	(1,623)
Other Income (Expense)
Other income	17	26	62
Preferred returns and equity in income of unconsolidated real estate joint ventures	10,336	11,632	6,590
Equity in gain on sale of unconsolidated real estate joint venture interests	—	—	11,303
Gain on sale of real estate investments	50,163	4,947	2,677
Gain on sale of joint ventures interests, net	10,262	—	—
Gain on revaluation of equity of business combination	—	3,761	—
Loss on early extinguishment of debt	(1,639)	(2,393)	—
Interest expense, net	(31,520)	(19,915)	(11,366)
Total other income (expense)	37,619	(1,942)	9,266
Net (loss) income	(7,028)	(2,974)	7,643
Preferred stock dividends	(27,023)	(13,763)	(1,153)
Preferred stock accretion	(3,011)	(893)	—
Net (loss) income attributable to noncontrolling interests
Operating partnership units	(9,372)	(276)	35
Partially-owned properties	17,989	1,631	5,820
Net income attributable to noncontrolling interests	8,617	1,355	5,855
Net (loss) income attributable to common stockholders	$(45,679)	$(18,985)	$635
Basic (Loss) Earnings Per Share	$(1.79)	$(0.91)	$0.04
Diluted (Loss) Earnings Per Share	$(1.79)	$(0.91)	$0.04
Weighted Average Number of Common Shares Outstanding – Basic:	25,561,673	20,805,852	17,404,348
Weighted Average Number of Common Shares Outstanding – Diluted:	25,561,673	20,805,852	17,417,198

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Class B-3 Common Stock		Series D Preferred Stock		Additional Paid-in Capital	Cumulative Distributions	Net Income (Loss) to Common Stockholders	Noncontrolling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2015	7,531,188	$75	—	$—	353,630	$4	353,630	$4	353,629	$4	—	$—	$113,511	$(9,930)	$(11,283)	$33,626	$126,011
Issuance of Class A common stock, net	10,948,664	109	—	—	—	—	—	—	—	—	—	—	131,212	—	—	—	131,321
Conversion of Class B-1 shares into Class A	353,630	4	—	—	(353,630)	(4)	—	—	—	—	—	—	—	—	—	—	—
Conversion of Class B-2 shares into Class A	353,630	4	—	—	—	—	(353,630)	(4)	—	—	—	—	—	—	—	—	—
Vesting of restricted stock compensation	—	—	—	—	—	—	—	—	—	—	—	—	126	—	—	—	126
Issuance of Long-Term Incentive Plan (“LTIP”) units	—	—	—	—	—	—	—	—	—	—	—	—	3,859	—	—	—	3,859
Issuance of LTIP units for compensation	—	—	—	—	—	—	—	—	—	—	—	—	1,879	—	—	—	1,879
Contributions, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	3,321	3,321
Disposition of noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(9,839)	(9,839)
Distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	—	(20,918)	—	(330)	(21,248)
Series A preferred distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,153)	—	—	(1,153)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,105)	(2,105)
Changes in additional-paid in capital due to acquisitions	—	—	—	—	—	—	—	—	—	—	—	—	(2,103)	—	—	—	(2,103)
Issuance of restricted stock	15,000	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	1,788	5,855	7,643
Balance, December 31, 2015	19,202,112	192	—	—	—	—	—	—	353,629	4	—	—	248,484	(32,001)	(9,495)	30,528	237,712
Issuance of Class A common stock, net	4,265	—	—	—	—	—	—	—	—	—	—	—	51	—	—	—	51
Conversion of Class B-3 shares into Class A	353,629	4	—	—	—	—	—	—	(353,629)	(4)	—	—	—	—	—	—	—
Vesting of restricted stock compensation	—	—	—	—	—	—	—	—	—	—	—	—	133	—	—	—	133
Issuance of stock for director compensation	7,500				—	—	—	—	—	—	—	—	77	—	—	—	77
Issuance of LTIP units	—	—	—	—	—	—	—	—	—	—	—	—	5,770	—	—	—	5,770
Issuance of LTIP units for compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,821	—	—	—	2,821
Series B warrants	—	—	—	—	—	—	—	—	—	—	—	—	275	—	—	—	275
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	25,009	25,009
Distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	—	(24,150)	—	(352)	(24,502)
Series A preferred distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	—	(10,333)	—	—	(10,333)

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (continued)
(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Class B-3 Common Stock		Series D Preferred Stock		Additional Paid-in Capital	Cumulative Distributions	Net Income (Loss) to Common Stockholders	Noncontrolling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Series A Preferred Stock accretion	—	—	—	—	—	—	—	—	—	—	—	—	—	(627)	—	—	(627)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	—	(321)	—	—	(321)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	—	—	—	—	—	—	(149)	—	—	(149)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,009)	—	—	(2,009)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	—	—	—	—	—	—	(117)	—	—	(117)
Issuance of Series D Preferred Stock	—	—	—	—	—	—	—	—	—	—	2,850,602	68,760	—	—	—	—	68,760
Series D Preferred Stock distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	(1,100)	—	—	(1,100)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,626)	(3,626)
Redemption of Operating Partnership units	—	—	—	—	—	—	—	—	—	—	—	—	(37)	—	—	(64)	(101)
Noncontrolling interest related to sale of Springhouse at Newport News	—	—	—	—	—	—	—	—	—	—	—	—	20	—	—	(2,017)	(1,997)
Noncontrolling interest related to sale of EOS	—	—	—	—	—	—	—	—	—	—	—	—	(191)	—	—	—	(191)
Net (loss) income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,329)	1,355	(2,974)
Balance, December 31, 2016	19,567,506	$196	—	$—	—	$—	—	$—	—	$—	2,850,602	$68,760	$257,403	$(70,807)	$(13,824)	$50,833	$292,561
Issuance of Class A common stock, net	4,604,701	46	—	—	—	—	—	—	—	—	—	—	57,330	—	—	—	57,376
Issuance of Class C common stock	—	—	76,603	1	—	—	—	—	—	—	—	—	814	—	—	—	815
Vesting of restricted stock compensation	—	—	—	—	—	—	—	—	—	—	—	—	9	—	—	—	9
Issuance of LTIP Units for director compensation	—	—	—	—	—	—	—	—	—	—	—	—	100	—	—	—	100
Issuance of LTIP units	—	—	—	—	—	—	—	—	—	—	—	—	13,748	—	—	—	13,748
Issuance of LTIP units for compensation	—	—	—	—	—	—	—	—	—	—	—	—	2,187	—	—	—	2,187
Issuance of OP Units for Internalization	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	39,938	39,938
Series B warrants	—	—	—	—	—	—	—	—	—	—	—	—	3,072	—	—	—	3,072
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	10,738	10,738
Distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	—	(33,976)	—	(2,699)	(36,675)
Series A preferred distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	—	(11,801)	—	—	(11,801)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	—	—	—	—	—	—	(658)	—	—	(658)

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (continued)
(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Class B-1 Common Stock		Class B-2 Common Stock		Class B-3 Common Stock		Series D Preferred Stock		Additional Paid-in Capital	Cumulative Distributions	Net Income (Loss) to Common Stockholders	Noncontrolling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,715)	—	—	(5,715)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	—	—	—	—	—	—	(2,104)	—	—	(2,104)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	—	—	—	—	—	—	(4,430)	—	—	(4,430)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	—	—	—	—	—	—	(249)	—	—	(249)
Issuance costs of Series D Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	(55)	—	—	—	—	(55)
Series D Preferred Stock distributions	—	—	—	—	—	—	—	—	—	—	—	—	—	(5,077)	—	—	(5,077)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(30,252)	(30,252)
Cash redemption of Operating Partnership units	—	—	—	—	—	—	—	—	—	—	—	—	(16)	—	—	(29)	(45)
Cash redemption of Series B Preferred Stock	—	—	—	—	—	—	—	—	—	—	—	—	33	—	—	—	33
Redemption of Series B Preferred Stock and conversion into Class A common stock	23,785	—	—	—	—	—	—	—	—	—	—	—	267	—	—	—	267
Conversion of OP Units into Class A common stock	22,367	—	—	—	—	—	—	—	—	—	—	—	167	—	—	(167)	—
Transfer of noncontrolling interest to controlling interest	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(3,825)	(3,825)
Conversion of LTIP units into OP Units	—	—	—	—	—	—	—	—	—	—	—	—	(18,414)	—	—	18,414	—
Changes in additional paid-in capital	—	—	—	—	—	—	—	—	—	—	—	—	(3,832)	—	—	—	(3,832)
Deconsolidation of MDA Apartments, Crescent Perimeter and Vickers Village	—	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(22,920)	(22,920)
Adjustment for noncontrolling interests ownership in Operating Partnership	—	—	—	—	—	—	—	—	—	—	—	—	5,302	—	—	(5,302)	—
Net (loss) income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	(15,645)	8,617	(7,028)
Balance, December 31, 2017	24,218,359	$242	76,603	$1	—	$—	—	$—	—	$—	2,850,602	$68,705	$318,170	$(134,817)	$(29,469)	$63,346	$286,178

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31,

	2017	2016	2015
Cash Flows from Operating Activities
Net (loss) income	$(7,028)	$(2,974)	$7,643
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	51,146	32,435	16,747
Amortization of fair value adjustments	(319)	(362)	(295)
Preferred returns and equity in income of unconsolidated joint ventures	(10,336)	(11,632)	(6,590)
Equity in gain on sale of real estate assets of unconsolidated joint ventures	—	—	(11,303)
Gain on sale of joint venture interests	(10,262)	—	—
Gain on sale of real estate assets	(50,163)	(4,947)	(2,677)
Gain on revaluation of equity of business combination	—	(3,761)	—
Loss on early extinguishment of debt	—	(1,104)	—
Distributions of income and preferred returns from preferred equity investments and unconsolidated real estate joint ventures	9,252	11,405	9,027
Share-based compensation attributable to directors’ stock compensation plan	109	210	126
Share-based compensation to former Manager – LTIP Units	15,935	8,591	5,738
Internalization OP Units issued	39,938	—	—
Internalization Class C Shares issued	814	—	—
Changes in operating assets and liabilities:
Due to affiliates	(1,565)	950	737
Accounts receivable, prepaid expenses and other assets	294	(1,867)	(5,647)
Accounts payable and other accrued liabilities	16,432	7,500	3,202
Net Cash Provided by Operating Activities	54,247	34,444	16,708
Cash Flows from Investing Activities
Acquisition of real estate investments	(493,311)	(472,791)	(241,415)
Capital expenditures	(46,971)	(6,413)	(3,670)
Investment in notes receivable from related parties	(54,096)	(14,717)	—
Proceeds from sale of joint venture interests	17,603	—	—
Proceeds from sale of unconsolidated real estate joint venture interests	—	—	15,590
Proceeds from sale of real estate assets	71,945	36,675	17,862
Purchase of interests from noncontrolling interests	(7,864)	(15,581)	(11,942)
Investment in unconsolidated real estate joint venture interests	(20,989)	(26,864)	(65,093)
Deconsolidation of MDA Apartments, Crescent Perimeter and Vickers Village	(140)	—	—
Decrease (increase) in restricted cash	15,173	(13,212)	(42)
Net Cash Used In Investing Activities	(518,650)	(512,903)	(288,710)

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
Year Ended December 31,

	2017	2016	2015
Cash Flows from Financing Activities
Distributions to common stockholders	(29,583)	(24,437)	(20,127)
Distributions to noncontrolling interests	(31,363)	(3,626)	(2,105)
Distributions to preferred stockholders	(26,042)	(9,664)	—
Contributions from noncontrolling interests	10,738	25,009	3,321
Borrowings on mortgages payable	234,133	365,406	151,058
Repayments on mortgages payable	(2,581)	(68,746)	(12,911)
Proceeds on revolving credit facility	107,670	—	—
Repayments of revolving credit facility	(40,000)	—	—
Payments of deferred financing fees	(6,627)	(4,672)	(1,819)
Net proceeds from issuance of common stock	57,376	51	131,321
Net proceeds from issuance of 8.250% Series A Cumulative Redeemable Preferred Stock	(173)	68,524	69,165
Net proceeds from issuance of Series B Redeemable Preferred Stock	141,244	18,789	—
Net proceeds from issuance of Warrants underlying the Series B Redeemable Preferred Stock	3,072	275	—
Net proceeds from issuance of 7.625% Series C Cumulative Redeemable Preferred Stock	(148)	55,978	—
Net proceeds from issuance of 7.125% Series D Cumulative Redeemable Preferred Stock	(55)	68,760	—
Payments to redeem Series B Redeemable Preferred Stock	(244)	—	—
Payments to redeem Operating Partnership Units	(46)	(101)	—
Net Cash Provided by Financing Activities	417,371	491,546	317,903
Net (Decrease) Increase in Cash and Cash Equivalents	(47,032)	13,087	45,901
Cash and Cash Equivalents, beginning of period	82,047	68,960	23,059
Cash and Cash Equivalents, end of period	$35,015	$82,047	$68,960
Supplemental Disclosure of Cash Flow Information
Cash paid for interest (net of amounts capitalized)	$28,004	$18,095	$10,909
Supplemental Disclosure of Non-Cash Investing and Financing Activities
Distributions payable – declared and unpaid	$14,287	$7,328	$3,163
Mortgages assumed upon property acquisitions	$173,831	$39,054	$32,942
Proceeds of sale of property held in restricted cash	$—	$20,521	$—
Conversion of equity investment to notes receivable	$(40,760)
Mortgage payable assumed by buyer upon sale of real estate assets	$(41,419)	$—	$—
Reduction of assets from deconsolidation	$109,749	$—	$—
Reduction of mortgages payable from deconsolidation	$(49,445)
Reduction of other liabilities from deconsolidation	$(6,905)	$—	$—
Reduction of noncontrolling interests from deconsolidation	$22,920	$—	$—

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

On August 4, 2017, the Company and BRG Manager, LLC (the former “Manager”), announced that the parties had entered into a Contribution and Sale Agreement (as amended by that certain Amendment No. 1 thereto, dated August 9, 2017), (the “Contribution Agreement”), and other definitive agreements providing for the Company’s acquisition of a newly-formed entity to own the assets used by the former Manager in its performance of the management functions then provided to the Company pursuant to the Management Agreement, or the Internalization. A special committee comprised entirely of independent and disinterested members of the Company’s board of directors, or the Special Committee, which retained independent legal and financial advisors, unanimously determined that the entry into the Contribution Agreement and the completion of the Internalization were in the best interests of the Company. The Company’s board of directors, by unanimous vote, made a similar determination, and on October 26, 2017, the Company held its annual meeting of stockholders, at which the Company’s stockholders approved the proposals necessary for the completion of the Internalization.

On October 31, 2017, the Company completed the Internalization pursuant to the Contribution Agreement for total consideration of approximately $41.24 million, as determined pursuant to a formula established in the Management Agreement at the time of the Company’s IPO in April 2014. Upon completion of the Internalization, the Company’s current management and investment teams, who were previously employed by an affiliate of the Company’s former Manager, became employed by the Company’s indirect subsidiary, and the Company become an internally managed real estate investment trust. In order to further align the interests of the Company’s management with those of the Company’s stockholders, payment of the aggregate Internalization consideration was paid 99.9% in equity: the Company caused the Operating Partnership to issue an aggregate of 3,753,593 OP Units, and the Company issued an aggregate of 76,603 shares of a newly reclassified Class C common stock and paid an aggregate of approximately $40,794 in cash to the applicable contributor and its affiliates and related persons (the “Contributors”) in connection with the Internalization. In addition to the Internalization consideration, the Company incurred approximately $2.3 million in professional expenses.

As of December 31, 2017, the Company owned interests in thirty-nine real estate properties, twenty-eight consolidated operating properties and eleven through preferred equity and mezzanine loan investments. Of the property interests held through preferred equity and mezzanine loan investments, six are under development, four are in leaseup and one property is stabilized. The thirty-nine properties contain an aggregate of 12,408 units, comprised of 9,608 consolidated operating units and 2,800 units through preferred equity and mezzanine loan investments. As of December 31, 2017, the Company’s consolidated operating properties were approximately 94% occupied.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or its wholly-owned subsidiaries, owns substantially all of the property interests acquired on the Company’s behalf. As of December 31, 2017, limited partners other than the Company owned approximately 21.81% of the common units of the Operating Partnership (20.05% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 1.76% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”)).

Bluerock Real Estate, L.L.C., a Delaware limited liability company, is referred to as Bluerock (“Bluerock” or “BRRE”), and the Company’s former external manager, BRG Manager, LLC, a Delaware limited liability company is referred to as the former Manager (the “former Manager”). Both Bluerock and the former Manager are related parties with respect to the Company, but are not within the Company’s control and are not consolidated in the Company’s financial statements.

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

Certain amounts in prior periods, related to tenant reimbursements for utility expenses amounting to $4.0 million and $2.0 million for the years ended December 31, 2016 and 2015, have been reclassified to other property revenues from property operating expenses, to conform to the current period presentation which includes tenant reimbursements for utility expenses amounting to $6.5 million for the year ended December 31, 2017. In addition, property management fees have been reclassified from property operating expenses to a separate line on the statements of operations.

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

Notes and Accrued Interest Receivable from Related Parties

The Company recognizes interest income on mortgage loans on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected. The Company evaluates the collectability of both interest and principal on each of its loans to determine

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies  – (continued)

whether the loans are impaired. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral (if the loan is collateralized) less costs to sell. As of December 31, 2017, there was no significant uncertainty of collection; therefore, interest income was recognized. As of December 31, 2017, the Company determined that no allowance for collectability of the mortgage loans receivable was necessary.

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

Buildings	20 – 40 years
Building improvements	10 – 20 years
Land improvements	10 – 20 years
Furniture, fixtures and equipment	3 – 10 years
In-place leases	6 months

Real Estate Purchase Price Allocations

Upon the acquisition of real estate properties, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their fair values. Acquisition-related costs are capitalized in the period incurred. Prior to the adoption of Financial Accounting Standards Board ASU 2017-01 in January 2017, “Business Combinations; Clarifying the Definition of a Business”, acquisition-related costs were expensed in the period incurred. We assess the acquisition-date fair values of all tangible assets, identifiable intangible assets and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

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

Estimates of the fair values of the tangible assets, identifiable intangibles and assumed liabilities require the Company to make significant assumptions to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, prevailing interest rates and the number of years the property will be held for investment. The use of inappropriate assumptions could result in an incorrect valuation of acquired tangible assets, identifiable intangible assets and assumed

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies  – (continued)

liabilities, which could impact the amount of the Company’s net income (loss). Differences in the amount attributed to the fair value estimate of the various assets acquired can be significant based upon the assumptions made in calculating these estimates.

Impairment of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets and liabilities may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets and liabilities. No impairment charges were recorded in 2017, 2016 or 2015.

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

Related Party Transactions

On April 2, 2014, upon the completion of the IPO, the Company entered into a Management Agreement with the former Manager, an affiliate of Bluerock, to be the Company’s external manager. Under the Management Agreement the Company paid the former Manager a base management fee and incentive fee. The Company records all related party fees as incurred.

Following the Internalization on October 31, 2017, the Company’s senior management team continues to oversee, manage and operate the company, and the Company is no longer externally managed by the Company’s former Manager. As an internally managed company, the Company no longer pays the former Manager any fees or expense reimbursements arising from the Management Agreement.

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Series B Preferred Stock, the Company engaged a related party, as dealer manager, up to 7% and 3% of the gross offering proceeds are paid from the offering as selling commissions and dealer manager fees, respectively. The dealer manager may re-allow the selling commissions

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies  – (continued)

and dealer manager fees to participating broker-dealers, and is expected to incur costs in excess of the 10%, which costs will be borne by the dealer manager. Offering costs related to each closing are reclassified as a reduction of proceeds raised on the date of issue.

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

For the year ended December 31, 2017, 64.21% of the distributions received by the common stockholders were classified as return of capital for income tax purposes, 4.00% were ordinary income, 31.79% were capital gains, with 21.29% of the capital gains were Section 1250 gains. In addition, for the year ended December 31, 2017, 11.19% of the distributions received by the preferred stockholders were classified as ordinary income for income tax purposes and 88.81% were capital gains, with 21.29% of the capital gains qualifying as Section 1250 gains. For the year ended December 31, 2016, 100% of the distributions received by the common stockholders were classified as return of capital for income tax purposes and none were ordinary income. In addition, for the year ended December 31, 2016, 91.05% of the distributions received by the preferred stockholders were classified as return of capital for income tax purposes and 8.95% were ordinary income. For the year ended December 31, 2015, 99.46% of the distributions received by the common stockholders were classified as return of capital and 0.54% were ordinary income.

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It requires a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, in an income tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management has considered all positions taken on the 2010 through 2016 tax returns (where applicable), and those positions expected to be taken on the 2017 tax returns, and concluded that tax positions taken will more likely than not be sustained at the full amount upon examination. Accordingly, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2017. If any income tax exposure was identified, the Company would recognize an estimated liability for income tax items that meet the criteria for accrual. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. If any interest and penalties related to income tax assessments arose, the Company would record them as income tax expense. As of December 31, 2017, tax returns for the calendar years 2010 and subsequent remain subject to examination by the Internal Revenue Service and various state tax jurisdictions.

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

New Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-01, “Business Combinations; Clarifying the Definition of a Business” (“ASU 2017-01). ASU 2017-01 modifies the requirements to meet the definition of a business under Topic 805, “Business Combinations.” The amendments provide a screen to determine when a set of identifiable assets and liabilities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. The Company believes that this amendment results in most if its real estate acquisitions to be accounted for as asset acquisitions rather than business combinations. ASU 2017-01 is effective for the Company for annual and interim periods beginning after December 15, 2017 with early adoption permitted. The Company adopted this standard effective January 1, 2017. The impact to the Consolidated Financial Statements and related notes as a result of the adoption of this standard primarily relates to the difference in the accounting of acquisition costs. When accounting for these costs as a part of an asset acquisition, the Company is permitted to capitalize the costs. Upon adoption of ASU 2017-01 the Company evaluates each acquisition of real estate or in-substance real estate to determine if the integrated set of assets and activities acquired meet the definition of a business and need to be accounted as a business combination. All acquisitions of real estate by the Company during 2017 did not meet the new definition of a business and therefore have been accounted for as asset acquisitions.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows; Restricted Cash” (“ASU 2016-18”). This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company will adjust the consolidated statement of cash flows as required in conjunction with the adoption of ASU 2016-08 in 2018. ASU 2016-18 is effective for the Company for annual and interim periods beginning after December 15, 2017.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies  – (continued)

In June 2016, the FASB updated Accounting Standards Codification (“ASC”) Topic 326 “Financial Instruments — Credit Losses” with 2016-13 “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. ASU 2016-13 is effective for annual periods (including interim periods within those periods) beginning after December 15, 2019. The Company is currently evaluating the guidance and has not determined the impact this standard may have on the Company’s financial statements.

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

In March 2016, the FASB issued ASU 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) (Topic 606)” (“ASU 2016-08”), which updates the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. The updates to the principal versus agent guidance (1) require an entity to determine whether it is a principal or an agent for each distinct good or service (or a distinct bundle of goods or services) to be provided to the customer; (2) illustrate how an entity that is a principal might apply the control principle to goods, services, or rights to services, when another party is involved in providing goods or services to a customer; (3) clarify that the purpose of certain specific control indicators is to support or assist in the assessment of whether an entity controls a specified good or service before it is transferred to the customer, provide more specific guidance on how the indicators should be considered, and clarify that their relevance

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies  – (continued)

will vary depending on the facts and circumstances; and (4) revise existing examples and add two new ones to more clearly depict how the guidance should be applied. The effective date and transition requirements for ASU 2016-08 are the same as the effective date and transition requirements of Topic 606, Revenue from Contracts with Customers (see ASU 2014-09 above). The majority of the Company’s revenue is derived from rental income, which is scoped out from this standard and will be accounted for under ASU 2016-02, Leases, discussed above. The Company will continue to assess the impact of the new standard and will adopt it as of January 1, 2018, however, as noted above in Note 2, the Company has reclassified certain tenant reimbursements as other property revenues and does expect additional disclosures from the adoption of this standard.

In February 2017, the FASB issued ASU 2017-05 “Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)” (“ASU 2017-05”). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. ASU 2017-05 also defines the term in substance nonfinancial asset. It is effective for annual periods beginning after December 15, 2017. The adoption of this standard is not anticipated to have a material impact on our consolidated financial statements.

Note 3 — Sale of Real Estate Assets and Joint Venture Equity Interests and Abandonment of Development Project

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 — Sale of Real Estate Assets and Joint Venture Equity Interests and Abandonment of Development Project  – (continued)

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

Election to Abandon East San Marco Development

On November 24, 2015, the Company entered into a cost-sharing agreement to pursue the acquisition of a tract of real property located in Jacksonville, Florida for the development of a 266-unit, Class A multifamily apartment community with 44,276 square feet of retail space, or the East San Marco Property. In 2017 the Company elected to abandon pursuit of the development of the East San Marco Property due to significant cost escalations arising from scope changes imposed on the project after the start and from both general and market specific labor and material inflation, which negatively impacted the risk and return profile of the project. The Company recognized approximately $2.9 million of acquisition and pursuit costs during the year ended December 31, 2017 based on its investment in a controlling equity position in the East San Marco Property prior to abandonment.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investments in Real Estate

As of December 31, 2017, the Company owned interests in thirty-nine real estate properties, twenty-eight consolidated operating properties and eleven through preferred equity and mezzanine loan investments. The following tables provide summary information regarding the Company’s consolidated operating properties and preferred equity and mezzanine loan investments, which are either consolidated or accounted for under the equity method of accounting.

Consolidated Operating Properties

Multifamily Community, Name, Location	Number of Units	Year Built/Renovated(1)	Ownership Interest
ARIUM at Palmer Ranch, Sarasota, FL	320	2016	95.0%
ARIUM Glenridge, formerly Nevadan, Atlanta, GA	480	1990	90.0%
ARIUM Grandewood, Orlando, FL	306	2005	100.0%
ARIUM Gulfshore, Naples, FL	368	2016	95.0%
ARIUM Hunter’s Creek, Orlando, FL	532	1999	100.0%
ARIUM Metrowest, Orlando, FL	510	2001	100.0%
ARIUM Palms, Orlando, FL	252	2008	95.0%
ARIUM Pine Lakes, Port St. Lucie, FL	320	2003	85.0%
ARIUM Westside, Atlanta, GA	336	2008	90.0%
Ashton Reserve, Charlotte, NC	473	2015	100.0%
Citrus Tower, Orlando, FL	336	2006	96.8%
Enders at Baldwin Park, Orlando, FL	220	2003	92.0%
James at South First, Austin, TX	250	2016	90.0%
Marquis at Crown Ridge, San Antonio, TX	352	2009	90.0%
Marquis at Stone Oak, San Antonio, TX	335	2007	90.0%
Marquis at the Cascades, Tyler, TX	582	2009	90.0%
Marquis at TPC, San Antonio, TX	139	2008	90.0%
Outlook at Greystone, Birmingham, AL	300	2007	100.0%
Park & Kingston, Charlotte, NC	168	2015	100.0%
Preston View, Morrisville, NC	382	2000	100.0%
Roswell City Walk, Roswell, GA	320	2015	98.0%
Sorrel, Frisco, TX	352	2015	95.0%
Sovereign, Fort Worth, TX	322	2015	95.0%
The Brodie, Austin, TX	324	2001	92.5%
The Mills, Greenville, SC	304	2013	100.0%
The Preserve at Henderson Beach, Destin, FL	340	2009	100.0%
Villages at Cypress Creek, Houston, TX	384	2001	80.0%
Wesley Village, Charlotte, NC	301	2010	100.0%
Total	9,608

(1)	Represents date of last significant renovation or year built if there were no renovations.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 — Investments in Real Estate  – (continued)

Preferred Equity and Mezzanine Loan Investments

Multifamily Community Name/Location	Number of Units	Actual/ Anticipated Initial Occupancy	Actual/ Anticipated Construction Completion
Whetstone, Durham, NC	204	3Q 2014	3Q 2015
Alexan CityCentre, Houston, TX	340	2Q 2017	4Q 2017
Helios, Atlanta, GA	282	2Q 2017	4Q 2017
Alexan Southside Place, Houston, TX	270	4Q 2017	2Q 2018
Lake Boone Trail, Raleigh, NC	245	3Q 2017	4Q 2018
Vickers Village, Roswell, GA	79	3Q 2018	4Q 2018
APOK Townhomes, Boca Raton, FL	90	3Q 2018	1Q 2019
Crescent Perimeter, Atlanta, GA	320	4Q 2018	2Q 2019
Domain, Garland, TX	299	4Q 2018	2Q 2019
West Morehead, Charlotte, NC	286	4Q 2018	2Q 2019
Flagler Village, Ft. Lauderdale, FL	385	3Q 2019	3Q 2020
Total	2,800

Note 5 — Acquisition of Real Estate

The following describes the Company’s significant acquisition activity during the years ended December 31, 2017 and 2016:

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

Acquisition of ARIUM Glenridge, formerly Nevadan Apartments

On October 13, 2016, the Company, through joint venture subsidiaries of its Operating Partnership, completed an investment of approximately $22.8 million along with an affiliate of Carroll Organization, to acquire a 480-unit apartment community located in Atlanta, Georgia known as Nevadan Apartments. Nevadan Apartments was rebranded as ARIUM Glenridge in 2017. The Company’s indirect ownership in the joint venture that owns Nevadan Apartments is 90%. Nevadan Apartments’ purchase price of approximately $68.25 million was funded, in part, with a $48.4 million senior mortgage loan secured by the Nevadan Apartments property and improvements (the “Nevadan Loan”). The Company provided certain standard scope non-recourse carveout guarantees in conjunction with the Nevadan Loan.

Acquisition of ARIUM Pine Lakes

On October 31, 2016, the Company, through joint venture subsidiaries of its Operating Partnership, completed an investment of approximately $11.3 million along with an affiliate of Carroll Organization, to acquire a 320-unit, garden-style apartment community located in Port St. Lucie, Florida formerly known as Apex Prima Vista Apartments which the Company has rebranded as ARIUM Pine Lakes. The Company’s indirect ownership in the joint venture that owns Apex Prima Vista Apartments is 85%. Apex Prima Vista Apartments’ purchase price of approximately $38.3 million was funded, in part, with senior mortgage loan secured by the Apex Prima Vista Apartments property and improvements (the “Apex Loan”) of approximately $27.0 million. The Company provided certain standard scope non-recourse carveout guarantees in conjunction with the Apex Loan.

Acquisition of The Brodie

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

Acquisition of James on South First, formerly Legacy at Southpark

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

Acquisition of Outlook at Greystone

On October 19, 2017, the Company, through subsidiaries of its Operating Partnership, acquired a 100.0% interest in a 300-unit apartment community located in Birmingham, Alabama, known as Springs at Greystone, which the Company has rebranded as Outlook at Greystone (“Outlook at Greystone”), for approximately $36.3 million. The purchase price for Outlook at Greystone of approximately $36.3 million was funded, in part, with the Company’s credit facility secured by the Outlook at Greystone property.

Acquisition of ARIUM Metrowest

On October 30, 2017, the Company, through subsidiaries of its Operating Partnership, acquired a 100.0% interest in a 510-unit apartment community located in Orlando, Florida, known as ARIUM Metrowest for approximately $86.0 million. The purchase price for ARIUM Metrowest of approximately $86.0 million was funded, in part, with the Company’s credit facility secured by the ARIUM Metrowest property.

Acquisition of ARIUM Hunter’s Creek

On October 30, 2017, the Company, through subsidiaries of its Operating Partnership, acquired a 100.0% interest in a 532-unit apartment community located in Orlando, Florida, known as ARIUM Hunter’s Creek for

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Acquisition of Real Estate  – (continued)

approximately $96.9 million. The purchase price for ARIUM Hunter’s Creek of approximately $96.9 million was funded, in part, with a $72.3 million senior mortgage loan secured by ARIUM Hunter’s Creek property.

Acquisition of The Mills

On November 29, 2017, the Company, through subsidiaries of its Operating Partnership, acquired a 100.0% interest in a 304-unit apartment community located in Greenville, South Carolina, known as Springs at Greenville, which the Company has rebranded as The Mills (“The Mills”), for approximately $40.3 million. The purchase price for The Mills of approximately $40.3 million was funded, in part, with the assumption of a $26.8 million senior mortgage loan secured by The Mills property.

Acquisition of Additional Interest in ARIUM Grandewood

In November 2017, the Company invested an additional $3.1 million of equity in ARIUM Grandewood, increasing the Company’s indirect ownership interest in the property from 95.0% to 100.00%. The additional interests were purchased from an unaffiliated joint venture partner, based on arms length negotiations.

Acquisition of Additional Interest in Park & Kingston

In December 2017, the Company invested an additional $0.5 million of equity in Park & Kingston, increasing the Company’s indirect ownership interest in the property from 96.0% to 100.0%. The additional interests were purchased from Fund III based on broker’s opinion of value.

Acquisition of Additional Interest in Enders Place at Baldwin Park

In December 2017, the Company invested an additional $0.5 million of equity in Enders Place at Baldwin Park, increasing the Company’s indirect ownership interest in the property from 89.5% to 92.0%. The additional interests were purchased from Fund III based on broker’s opinion of value.

Acquisition of Additional Interest in Preston View and Wesley Village

In December 2017, the Company invested an additional $3.4 million of equity in Preston View and Wesley Village, increasing the Company’s indirect ownership interest in the properties from 91.8% to 100.0%. The additional interests were purchased from Fund I based on an 8% return on equity from the original purchase dates in February 2017 and March 2017, respectively.

Purchase Price Allocation

The real estate acquisitions in 2017 have been accounted for as asset acquisitions, while the acquisitions prior to January 1, 2017 were accounted for as business combinations. The purchase prices were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Acquisition of Real Estate  – (continued)

The following table summarizes the assets acquired and liabilities assumed at the acquisition date for acquisitions made during the year ended December 31, 2017 (amounts in thousands):

Purchase Price Allocation
Land	$67,523
Building	515,803
Building improvements	34,398
Land improvements	25,302
Furniture and fixtures	10,651
In-place leases	12,843
Other assets	666
Total assets acquired	$667,186
Mortgages assumed	$173,155
Fair value adjustments	676
Total liabilities assumed	$173,831

In connection with the acquisition of Texas Portfolio and The Mills, the Company assumed mortgage debt with a fair value of approximately $173.8 million.

Investment in Crescent Perimeter

On December 12, 2016, through BRG Perimeter, LLC, a wholly-owned subsidiary of the Operating Partnership, the Company made a common equity investment of approximately $15.2 million to obtain an approximately 60% interest in a multi-tiered joint venture structure along with Fund III, an affiliate of the former Manager, and an affiliate of Crescent Communities, to acquire a tract of real property located in Atlanta, Georgia for the development of a 320-unit, Class A apartment community, to be known as Crescent Perimeter. The acquisition was accounted for as an asset acquisition.

On December 29, 2017, (i) Fund III substantially redeemed the common equity investment held by BRG Perimeter, LLC in BR Perimeter JV Member, LLC for $15.3 million, (ii) BRG Perimeter, LLC maintained a 0.5% common interest in BR Perimeter JV Member, LLC, and (iii) the Company, through BRG Perimeter, LLC, provided a mezzanine loan in the amount of $20.6 million to BR Perimeter JV Member, LLC, or the BRG Perimeter JV Mezz Loan. See Note 6 for further details regarding Crescent Perimeter and the BRG Perimeter JV Mezz Loan.

Investment in Vickers Village

On December 22, 2016, through BRG Vickers Roswell, LLC, a wholly-owned subsidiary of the Operating Partnership, the Company made a common equity investment of approximately $8.5 million to obtain an approximately 80% interest in a multi-tiered joint venture structure along with Fund III, an affiliate of the former Manager, and an affiliate of TPA Group, and our development partner, King Lowry Ventures, for the development of a 79-unit, Class A apartment community in the Roswell submarket of Atlanta, Georgia, to be known as Vickers Village. The acquisition was accounted for as an asset acquisition.

On December 29, 2017, (i) Fund III substantially redeemed the common equity investment held by BRG Vickers Roswell, LLC in BR Vickers Roswell JV Member, LLC for $8.7 million, (ii) BRG Vickers Roswell, LLC maintained a 0.5% common interest in BR Vickers Roswell JV Member, LLC, and (iii) the Company, through BRG Vickers Roswell, LLC, provided a mezzanine loan in the amount of $9.8 million to BR Vickers Roswell JV Member, LLC, or the BRG Vickers JV Mezz Loan. See Note 6 for further details regarding Vickers Village and the BRG Vickers JV Mezz Loan.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 — Acquisition of Real Estate  – (continued)

Operating Leases

The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all of the risks and benefits of ownership of the consolidated real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as a security deposit vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not individually significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of their security deposit. Security deposits received in cash related to tenant leases are included in other liabilities in the accompanying consolidated balance sheets and totaled $2.3 million and $2.2 million as of December 31, 2017 and 2016, respectively, for the Company’s consolidated real estate properties. No individual tenant represents over 10% of the Company’s annualized base rent for the consolidated real estate properties.

Depreciation expense

Depreciation expense was $35.5 million, $23.6 million and $12.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Intangible assets and related amortization

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. In-place leases are amortized over the remaining term of the in-place leases, which is approximately six months. Amortization expense related to the in-place leases was $13.1 million, $7.6 million and $3.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Note 6 — Notes and Interest Receivable due from Related Party

Following is a summary of the Notes and interest receivable due from related parties as of December 31, 2017 and 2016 (amounts in thousands):

Property	December 31, 2017	December 31, 2016
APOK Townhomes	$11,365	$—
Crescent Perimeter	20,622	—
Domain	20,536	—
Flagler	53,668	—
Vickers Village	9,819	—
West Morehead	24,893	21,267
Total	$140,903	$21,267

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Notes and Interest Receivable due from Related Party  – (continued)

Following is a summary of the interest income from related parties for the years ended December 31, 2017 and 2016 (amounts in thousands):

Property	December 31, 2017	December 31, 2016
APOK Townhomes	$1,656	$—
Crescent Perimeter	17	—
Domain	2,525	—
Flagler	44	—
Vickers Village	8	—
West Morehead	3,680	17
Total	$7,930	$17

West Morehead Mezzanine Financing

On December 29, 2016, the Company, through BRG Morehead NC, LLC, or BRG Morehead NC, an indirect subsidiary, provided a $21.3 million mezzanine loan, or the BRG West Morehead Mezz Loan, to BR Morehead JV Member, LLC, an affiliate of the former Manager, or BR Morehead JV Member. The BRG West Morehead Mezz Loan is secured by BR Morehead JV Member’s approximate 95.0% interest in a multi-tiered joint venture along with Bluerock Special Opportunity + Income Fund II, (“Fund II”), an affiliate of the former Manager, and an affiliate of ArchCo Residential, or the West Morehead JV, which intends to develop an approximately 286-unit Class A apartment community located in Charlotte, North Carolina to be known as West Morehead. The BRG West Morehead Mezz Loan matures on the earlier of January 5, 2020, or the maturity date of the West Morehead Construction Loan, as defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG West Morehead Mezz Loan can be prepaid without penalty. The Company has the right to exercise an option to purchase, at the greater of a 25 basis point discount to fair market value or 15% internal rate of return for Fund II, up to a 100% common membership interest in BR Morehead JV Member (the mezzanine borrower), which is 99.5% owned by Fund II and which currently holds an approximate 95.0% interest in the West Morehead JV and in the West Morehead property, subject to certain promote rights of our unaffiliated development partner.

On January 5, 2017, the Company increased the amount of the BRG West Morehead Mezz Loan to approximately $24.6 million.

In conjunction with the West Morehead development, on December 29, 2016, the West Morehead property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $34.5 million construction loan with an unaffiliated party, or the West Morehead Construction Loan, of which approximately $2.3 million is outstanding at December 31, 2017, and which is secured by the West Morehead property. The West Morehead Construction Loan matures on December 29, 2019, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The West Morehead Construction Loan bears interest on a floating basis on the amount drawn based on LIBOR plus 3.75%, subject to a minimum of 4.25%. Regular monthly payments are interest-only until September 2019, with further payments based on twenty-five-year amortization. The West Morehead Construction Loan can be prepaid without penalty.

In addition, on December 29, 2016, the West Morehead property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $7.3 million mezzanine loan with an unaffiliated party, of which $7.3 million is outstanding at December 31, 2017, and which is secured by membership interest in the joint venture developing the West Morehead property. The loan matures on December 29, 2019, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio, extension of the West Morehead Construction Loan and payment of an extension fee. The

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Notes and Interest Receivable due from Related Party  – (continued)

loan bears interest on a fixed rate of 11.5%. Regular monthly payments are interest-only. The loan can be prepaid prior to maturity provided the lender receives a cumulative return of 30% of its loan amount including all principal and interest paid.

APOK Townhomes Mezzanine Financing

On January 6, 2017, the Company, through BRG Boca, LLC, or BRG Boca, an indirect subsidiary, provided a $11.2 million mezzanine loan, or the BRG Boca Mezz Loan, to BRG Boca JV Member, LLC, an affiliate of the former Manager, or BR Boca JV Member. The BRG Boca Mezz Loan is secured by BR Boca JV Member’s approximate 90.0% interest in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an affiliate of NCC Development Group, or the Boca JV, which intends to develop an approximately 90-unit Class A apartment community located in Boca Raton, Florida to be known as APOK Townhomes. The BRG Boca Mezz Loan matures on the earlier of January 6, 2020, or the maturity of the Boca Construction Loan, defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Boca Mezz Loan can be prepaid without penalty. The Company has the right to exercise an option to purchase, at the greater of a 25 basis point discount to fair market value or 15% internal rate of return for Fund II, up to a 100% common membership interest in BR Boca JV Member (the mezzanine borrower), which is 99.5% owned by Fund II and which currently holds an approximate 90.0% interest in the Boca JV and in the Boca property, subject to certain promote rights of our unaffiliated development partner.

In conjunction with the APOK Townhomes development, on December 29, 2016, the APOK Townhomes property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $18.7 million construction loan with an unaffiliated party, the Boca Construction Loan, of which $4.6 million is outstanding at December 31, 2017, which is secured by the APOK Townhomes property. The loan matures on June 29, 2019, and contains two one-year extension option, subject to certain conditions including a debt service coverage, stabilized occupancy and payment of an extension fee. The loan requires interest-only payments at prime plus 0.625%, subject to a floor of 4.125%. The loan can be prepaid without penalty.

Domain Mezzanine Financing

On March 3, 2017, the Company, through BRG Domain Phase 1, LLC, or BRG Domain 1, an indirect subsidiary, provided a $20.3 million mezzanine loan, or the BRG Domain 1 Mezz Loan, to BR Member Domain Phase 1, LLC, an affiliate of the former Manager, or BR Domain 1 JV Member. The BRG Domain 1 Mezz Loan is secured by BR Domain 1 JV Member’s approximate 97.7% interest in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an affiliate of ArchCo Residential, or the Domain Phase 1 JV, which intends to develop an approximately 299-unit Class A apartment community located in Garland, Texas. The BRG Domain Phase 1 Mezz Loan matures on the earlier of March 3, 2020, or the maturity of the Domain 1 Construction Loan, defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Domain 1 Mezz Loan can be prepaid without penalty. The Company has the right to exercise an option to purchase, at the greater of a 25 basis point discount to fair market value or 15% internal rate of return for Fund II, up to a 100% common membership interest in BR Domain 1 JV Member (the mezzanine borrower), which is 99.5% owned by Fund II and which currently holds an approximate 95.0% interest in the Domain 1 JV and in the Domain 1 property, subject to certain promote rights of our unaffiliated development partner.

In conjunction with the Domain 1 development, on March 3, 2017, the Domain 1 property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $30.3 million construction loan with an unaffiliated party, or the Domain 1 Construction Loan, of which none is outstanding at December 31, 2017, and which is secured by the Domain 1 property. The Domain 1 Construction Loan matures on March 3, 2020, and contains two one-year extension options, subject to certain conditions including construction completion, a debt service coverage, loan to value ratio and payment of an extension fee. The Domain 1 Construction Loan bears interest on a floating basis on the amount drawn based on LIBOR

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Notes and Interest Receivable due from Related Party  – (continued)

plus 3.25%. Regular monthly payments are interest-only until March 2020, with further payments based on thirty-year amortization. The Domain 1 Construction Loan can be prepaid without penalty.

In addition, on March 3, 2017, the Domain 1 property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $6.4 million mezzanine loan with an unaffiliated party, of which $4.6 million is outstanding at December 31, 2017, and which is secured by membership interest in the joint venture developing the Domain 1 property. The loan matures on March 3, 2020, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio, extension of the Domain 1 Construction Loan and payment of an extension fee. The loan bears interest on a fixed rate of 12.5%, with 9.5% paid currently. Regular monthly payments are interest-only. The loan can be prepaid prior to maturity provided the lender receives a minimum profit and 1% exit fee.

Crescent Perimeter Mezzanine Financing

On December 29, 2017, the Company, through BRG Perimeter, LLC, or BRG Perimeter, an indirect subsidiary, provided a $20.6 million mezzanine loan, to BR Perimeter JV Member, LLC, an affiliate of the former Manager, or BR Perimeter JV Member. The BRG Perimeter Mezz Loan is secured by BR Perimeter JV Member’s approximate 60.0% interest in a multi-tiered joint venture along with Bluerock Special Opportunity + Income Fund III, (“Fund III”), an affiliate of the former Manager, and an affiliate of Crescent Communities, or the Crescent Perimeter Venture, which intends to develop an approximately 320-unit Class A apartment community located in Atlanta, Georgia to be known as Crescent Perimeter. The BRG Perimeter JV Mezz Loan matures on the later of December 29, 2021, or the maturity date of the Crescent Perimeter Construction Loan, as defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Perimeter JV Mezz Loan can be prepaid without penalty.

On December 12, 2016, the Company, through joint venture subsidiaries of its Operating Partnership, entered into an approximately $44.7 million construction loan with an unaffiliated party, of which $5.1 million is outstanding at December 31, 2017, and which is secured by the Crescent Perimeter development, or the Crescent Perimeter Construction Loan. The loan matures December 12, 2020, with a one-year extension option subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest at a rate of LIBOR plus 3.00%, with interest only payments until December 12, 2020, with future payments based on 30-year amortization. The loan can be prepaid without penalty.

Vickers Village Mezzanine Financing

On December 29, 2017, the Company, through BRG Vickers Roswell, LLC, or BRG Vickers, an indirect subsidiary, provided a $9.8 million mezzanine loan, to BR Vickers Roswell JV Member, LLC, an affiliate of the former Manager, or BR Vickers JV Member. The BRG Vickers Mezz Loan is secured by BR Vickers JV Member’s approximate 80.0% interest in a multi-tiered joint venture along with Bluerock Special Opportunity + Income Fund III, an affiliate of the former Manager, and an affiliate of King Lowry Ventures, or the Vickers Venture, which intends to develop an approximately 79-unit Class A apartment community located in Roswell, Georgia to be known as Vickers Village. The BRG Vickers JV Mezz Loan matures on the latest of December 29, 2020, or the maturity date of the Vickers Construction Loan, as defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Vickers JV Mezz Loan can be prepaid without penalty.

On December 22, 2016, the Company, through joint venture subsidiaries of its Operating Partnership, entered into an approximately $18.0 million construction loan with an unaffiliated party, of which $7.5 million is outstanding at December 31, 2017, and which is secured by the Vickers Village development. The loan matures December 1, 2020. The loan bears interest at a rate of LIBOR plus 3.00%, with interest only payments until December 1, 2018, with future payments based on 25-year amortization. The loan can be prepaid without penalty.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 — Notes and Interest Receivable due from Related Party  – (continued)

Flagler Village Mezzanine Financing

On December 29, 2017, the Company, through BRG Flagler Village, LLC, or BRG Flagler, an indirect subsidiary, provided a $53.6 million mezzanine loan, or the BRG Flagler Mezz Loan, to BR Flagler JV Member, LLC, an affiliate of the former Manager, or BR Flagler JV Member. The BRG Flagler Mezz Loan is secured by BR Flagler JV Member’s approximate 100.0% interest in a multi-tiered joint venture along with Fund II and Fund III, affiliates of the former Manager, and an affiliate of ArchCo Residential, or the Flagler JV, which intends to develop an approximately 385-unit Class A apartment community located in Fort Lauderdale, Florida to be known as Flagler Village. So long as BR Flagler JV Member has not timely exercised its Flagler Conversion Right, as defined below, the BRG Flagler Mezz Loan matures on December 29, 2022 and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Flagler Mezz Loan can be prepaid without penalty. BRG Flagler JV Member has the right to elect to cause BRG Flagler to convert its rights under the BRG Flagler Mezz Loan into membership interests in BR Flagler JV Member based on the capital contributed by Fund II and Fund III and the BRG Flagler Mezz Loan balance, until the earlier of the closing of construction financing or March 31, 2018, or the Flagler Conversion Right. The Company has the right of first offer to purchase the member’s ownership interests in BR Flagler JV Member, or, if applicable, to purchase Flagler Village if BR Flagler JV Member exercises its rights under the Flagler JV to cause the sale of Flagler Village.

Note 7 — Investments in Unconsolidated Real Estate Joint Ventures

Following is a summary of the Company’s ownership interests in the investments reported under the equity method of accounting. The carrying amount of the Company’s investments in unconsolidated real estate joint ventures as of December 31, 2017 and 2016 is summarized in the table below (amounts in thousands):

Property	December 31, 2017	December 31, 2016
Alexan CityCentre	$9,258	$7,733
Alexan Southside Place	20,584	17,322
APOK Townhomes	7	7,569
Crescent Perimeter	12	—
Domain	12	5,249
Flagler Village	30	14,035
Helios, formerly known as Cheshire Bridge	16,360	16,360
Lake Boone Trail	11,930	9,919
Vickers Village	6	—
West Morehead	14	13
Whetstone	12,932	12,932
Total	$71,145	$91,132

As of December 31, 2017, the Company had outstanding equity investments in eleven multi-tiered joint ventures, each of which were created to develop a multifamily property. In each case, a wholly-owned subsidiary of the Operating Partnership made a preferred investment in a joint venture, except APOK Townhomes, Crescent Perimeter, Flagler Village and Vickers Village, which are common interests. The common interests in these joint ventures, as well as preferred interests in some cases, are owned by affiliates of the former Manager. In each case, the Company’s preferred equity investment in the joint venture generates a preferred return of 15% on its outstanding capital contributions, unless noted below, and the Company is not allocated any of the income or loss in the joint ventures. The joint venture is the controlling member in an entity whose purpose is to develop a multifamily property. Each joint venture in which the Company owns a preferred interest is required to redeem the Company’s preferred membership interests plus any accrued but unpaid preferred return on the earlier of the date which is six months following the maturity of the related

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Investments in Unconsolidated Real Estate Joint Ventures  – (continued)

development’s construction loan, or any earlier acceleration or due date, unless noted below. Additionally, the Company has the right, in its sole discretion, to convert its preferred membership interest in each joint venture into a common membership interest for a period of six months from the date upon which 70% of the units in the related development have been leased and occupied.

The following provides additional information regarding the Company’s preferred equity investments and unconsolidated real estate joint ventures as of December 31, 2017.

The preferred returns and equity in income of the Company’s unconsolidated real estate joint ventures for the years ended December 31, 2017, 2016 and 2015 is summarized below (amounts in thousands):

Property	December 31, 2017	December 31, 2016	December 31, 2015
Alexan CityCentre	$1,395	$1,085	$976
Alexan Southside Place	2,879	2,605	1,996
APOK Townhomes	—	226	—
Crescent Perimeter	—	—	—
Domain	141	614	64
EOS	(26)	530	544
Flagler Village	(7)	(6)	(5)
Helios, formerly known as Cheshire Bridge	2,454	2,461	1,383
Lake Boone Trail	1,770	1,492	44
Vickers Village	—	—	—
Villas at Oak Crest	—	—	489
West Morehead	—	677	—
Whetstone	1,730	1,948	1,131
Other	—	—	(32)
Preferred returns and equity in income of unconsolidated joint venture	$10,336	$11,632	$6,590

Summary combined financial information for the Company’s investments in unconsolidated real estate joint ventures as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015, is as follows:

	December 31, 2017	December 31, 2016
Balance Sheets:
Real estate, net of depreciation	$399,111	$197,742
Other assets	62,667	33,814
Total assets	$461,778	$231,556
Mortgage payable	$325,702	$97,598
Other liabilities	25,956	13,191
Total liabilities	$351,658	$110,789
Members’ equity	110,120	120,767
Total liabilities and members’ equity	$461,778	$231,556

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Investments in Unconsolidated Real Estate Joint Ventures  – (continued)

	Year Ended December 31,
	2017	2016	2015
Operating Statements:
Rental revenues	$5,517	$6,652	$3,125
Operating expenses	(4,990)	(3,760)	(3,136)
Income (loss) before debt service, acquisition costs, and depreciation and amortization	527	2,892	(11)
Interest expense, net	(3,004)	(1,409)	(756)
Acquisition costs	—	(3)	(66)
Depreciation and amortization	(3,478)	(2,881)	(2,009)
Operating loss	(5,955)	(1,401)	(2,842)
Gain on sale	—	16,733	29,200
Net (loss) income	$(5,955)	$15,332	$26,358

Alexan CityCentre Interests

On July 1, 2014, through BRG T&C BLVD Houston, LLC, a wholly-owned subsidiary of the Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Bluerock Growth Fund (“BGF”), Bluerock Special Opportunity + Income Fund II, LLC, (“Fund II”) and Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”), affiliates of the former Manager, and an affiliate of Trammell Crowe Residential, to develop a 340-unit Class A apartment community located in Houston, Texas, to be known as Alexan CityCentre. The Company has made a capital commitment of approximately $9.3 million to acquire 100% of the Class A preferred equity interests in BR T&C BLVD JV Member, LLC all of which has been funded as of December 31, 2017 (of which $2.8 million earns a 20% preferred return).

On June 7, 2016, the Alexan CityCentre property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a loan modification agreement to amend the terms of its construction loan financing the construction and development of the Alexan CityCentre property (the “Alexan Development”). The maximum principal amount available to the borrower under the terms of the modified loan is $55.1 million of which approximately $54.4 million is outstanding at December 31, 2017. The maturity date is January 1, 2020, subject to a single one-year extension exercisable at the option of the borrower. The interest rate on the loan is a variable per annum rate equal to the prime rate plus 0.5%, or LIBOR plus 3.00%, at the borrower’s option. The loan requires monthly interest payments until the maturity date, after which $60,000 monthly payments of principal will be required in addition to payment of accrued interest during the maturity extension period. The borrower was required to initially fund approximately $2.6 million as an interest reserve and approximately $0.6 million as an operating deficit reserve. Certain unaffiliated third parties agreed to guaranty the completion of the development of the Alexan Development and provided partial guaranties of the borrower’s principal and interest obligations under the loan. To obtain the loan modification, the borrower was required to contribute additional equity for the Alexan Development in the amount of approximately $2.2 million to be applied to development costs, of which the Company funded approximately $0.7 million and Bluerock Growth Fund II (“BGF II”), an affiliate of the former Manager, funded $1.3 million as Class B preferred interests earning a 20% preferred return.

Alexan Southside Place Interests

On January 12, 2015, through BRG Southside, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund II and Fund III, which are affiliates of the former Manager, and an affiliate of Trammell Crow Residential, to develop an approximately 270-unit Class A apartment community located in Houston, Texas, to be known as Alexan Southside Place. Alexan Southside Place will be developed upon a tract of land ground

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Investments in Unconsolidated Real Estate Joint Ventures  – (continued)

leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC, as tenant under an 85-year ground lease. The Company has made a capital commitment of $20.6 million to acquire 100% of the preferred equity interests in BRG Southside, LLC, all of which has been funded as of December 31, 2017 (of which $3.3 million earns a 20% return).

In conjunction with the Alexan Southside development, on April 7, 2015, the Alexan Southside leasehold interest holder, which is owned by an entity in which the Company owns an indirect interest, entered into a $31.8 million construction loan with Bank of America, NA of which $24.5 million is outstanding at December 31, 2017, which is secured by the leasehold interest in the Alexan Southside Place property. The loan matures on April 7, 2019, and contains a one-year extension option, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on the base rate plus 1.25% or LIBOR plus 2.25%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan can be prepaid without penalty.

APOK Townhomes Interests

On September 1, 2016, through BRG Boca, LLC, or BRG Boca, a wholly-owned subsidiary of its Operating Partnership, the Company made an investment in a multi-tiered joint venture, along with Fund II, an affiliate of the former Manager, and NCC Development Group, or the Boca JV, to develop a 90-unit Class A apartment community located in Boca Raton, Florida to be known as APOK Townhomes. On January 6, 2017, (i) Fund II substantially redeemed the common equity investment held by BRG Boca in BR Boca JV Member for $7.3 million, (ii) BRG Boca maintained a 0.5% common interest in BR Boca JV Member, and (iii) the Company, through BRG Boca, provided a mezzanine loan in the amount of $11.2 million to BR Boca JV Member, or the BRG Boca Mezz Loan. See Note 6 for further details regarding APOK Townhomes and the BRG Boca Mezz Loan.

Crescent Perimeter

On December 12, 2016, through joint venture subsidiaries of the Operating Partnership, the Company made a common equity investment of approximately $15.2 million to obtain an approximately 60% interest in a multi-tiered joint venture structure along with an affiliate of Manager and an affiliate of Crescent Communities, to acquire a tract of real property located in Atlanta, Georgia for the development of a 320-unit, Class A apartment community, to be known as Crescent Perimeter. The acquisition was accounted for as an asset acquisition and Crescent Perimeter was consolidated.

On December 29, 2017, in conjunction with procuring a mezzanine loan, (i) Fund III substantially redeemed the common equity investment held by BRG Perimeter, LLC in BR Perimeter JV Member, LLC for $15.3 million, (ii) BRG Perimeter, LLC maintained a 0.5% common interest in BR Perimeter JV Member, and (iii) the Company, through BRG Perimeter, LLC, provided a mezzanine loan in the amount of $20.6 million to BR Perimeter JV Member, LLC, or the BRG Perimeter Mezz Loan. See Note 6 for further details regarding Crescent Perimeter and the BRG Perimeter Mezz Loan. Crescent Perimeter will no longer be consolidated as a result of the activity.

Domain Phase 1 Interests

On November 20, 2015, through a wholly-owned subsidiary of the Operating Partnership, BRG Domain Phase 1, LLC, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an affiliate of ArchCo Residential, to develop an approximately 299-unit, class A, apartment community located in Garland, Texas. The property will be developed upon a tract of approximately 10 acres of land. On March 3, 2017, (i) Fund II substantially redeemed the preferred equity investment held by BRG Domain 1 in BR Domain 1 JV Member for $7.1 million, (ii) BRG Domain 1 maintained a 0.5% common interest in BR Domain 1 JV Member, and (iii) the Company, through BRG Domain 1, provided a mezzanine loan in the amount of $20.3 million to BR

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Investments in Unconsolidated Real Estate Joint Ventures  – (continued)

Domain 1 JV Member, or the BRG Domain 1 Mezz Loan. See Note 6 for further details regarding Domain Phase 1 and the BRG Domain 1 Mezz Loan.

EOS Interests

On July 29, 2014, through BRG UCFP Investor, LLC, a wholly-owned subsidiary of the Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Bluerock Special Opportunity + Income Fund I, LLC (“Fund I”), an affiliate of the former Manager, and CDP UCFP Developer, LLC, to develop a 296-unit Class A apartment community located in Orlando, Florida, to be known as EOS. The Company made a capital commitment of approximately $3.6 million to acquire 100% of the Class A preferred equity interests in BR Orlando UCFP, LLC all of which had been funded as of November 10, 2016.

In conjunction with the EOS development, on May 14, 2014, an indirect unconsolidated subsidiary, entered into a $27.5 million construction loan with KeyBank National Association which was secured by the EOS property, of which approximately $27.0 million was outstanding at November 10, 2016. The loan was scheduled to mature on May 14, 2017, and contained two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bore interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.15%. Regular monthly payments were interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan could be prepaid without penalty.

On November 10, 2016, through an indirect subsidiary of the Operating Partnership, the Company converted its $3.6 million preferred equity investment in the joint venture into a 31% common investment. The Company recognized a $3.8 million gain on the conversion based on the estimated fair market value of the joint venture, which was based on the anticipated sale price of the underlying property that was under a sales contract which sale closed on December 19, 2016. In addition, an unaffiliated joint venture partner’s interest was purchased for $4.2 million in conjunction with the sale and 49.9% of Fund III interest was purchased for $8.2 million. The underlying property was sold for $52.0 million, subject to certain prorations and adjustments typical in such transactions. After deductions for the existing construction loan encumbering the EOS property in the amount of $27.0 million and payment of closing costs and fees of $0.9 million, and buyout of the joint venture partners, the sale of the underlying property generated proceeds of approximately $5.1 million to the Company for its proportionate ownership of the underlying joint venture.

Flagler Village Interests

On December 18, 2015, through BRG Flagler Village, LLC, a wholly-owned subsidiary of the Operating Partnership, the Company made an investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an affiliate of ArchCo Residential, to develop an approximately 385-unit, Class A apartment community located in Ft. Lauderdale, Florida. On December 29, 2017, (i) Fund II substantially redeemed the equity investment held by BRG Flagler Village, LLC in BR Flagler JV Member, LLC for $26.3 million, (ii) BRG Flagler Village, LLC maintained a 0.5% common interest in BR Flagler JV Member, and (iii) the Company, through BRG Flagler Village, LLC, provided a mezzanine loan in the amount of $53.6 million to BR Flagler JV Member, LLC, or the BRG Flagler Mezz Loan. See Note 6 for further details regarding Flagler Village and the BRG Flagler Mezz Loan.

Helios, formerly known as Cheshire Bridge Interests

On May 29, 2015, through BRG Cheshire, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of Catalyst Development Partners II, to develop a 282-unit Class A apartment community located in Atlanta, Georgia, to be known as Helios Apartments. The Company has made a capital commitment of $16.4 million to acquire 100% of the preferred equity interests in BRG Cheshire, LLC, all of which has been funded as of December 31, 2017.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Investments in Unconsolidated Real Estate Joint Ventures  – (continued)

In conjunction with the Helios development, on December 16, 2015, the Helios property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $38.1 million construction loan with The PrivateBank and Trust Company which is secured by the fee simple interest in the Helios property, of which approximately $35.1 million is outstanding at December 31, 2017. The loan matures on December 16, 2018, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.50%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan can be prepaid without penalty.

Lake Boone Trail Interests

On December 18, 2015, through BRG Lake Boone, LLC, a wholly-owned subsidiary of the Operating Partnership, BRG Lake Boone, LLC, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an affiliate of Tribridge Residential, LLC, to develop an approximately 245-unit, Class A apartment community located in Raleigh, North Carolina, or Lake Boone Trail. The Company has made a capital commitment of $11.9 million to acquire 100% of the preferred equity interests in BR Lake Boone, LLC, all of which has been funded at December 31, 2017.

In conjunction with the Lake Boone Trail development, on June 23, 2016, the Lake Boone property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $25.2 million construction loan with Citizens Bank, National Association which is secured by the fee simple interest in the Lake Boone Trail property, of which $14.1 million is outstanding as of December 31, 2017. The loan matures on December 23, 2019, and contains one extension option for one year to five years, subject to certain conditions including construction completion, a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.65%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan can be prepaid without penalty.

Vickers Village

On December 22, 2016, through joint venture subsidiaries of the Operating Partnership, the Company made a common equity investment of approximately $8.5 million to obtain an approximately 80% interest in a multi-tiered joint venture structure along with an affiliate of Manager, an affiliate of TPA Group, and our development partner, King Lowry Ventures, for the development of a 79-unit, Class A apartment community in the Roswell submarket of Atlanta, Georgia, to be known as Vickers Village. The acquisition was accounted for as an asset acquisition and Vickers Village was consolidated.

On December 29, 2017, in conjunction with procuring a mezzanine loan, (i) Fund III substantially redeemed the common equity investment held by BRG Vickers Roswell, LLC in BR Vickers Roswell JV Member, LLC for $8.7 million, (ii) BRG Vickers Roswell, LLC maintained a 0.5% common interest in BR Vickers Roswell JV Member, and (iii) the Company, through BRG Vickers Roswell, LLC, provided a mezzanine loan in the amount of $9.8 million to BR Vickers Roswell JV Member, LLC, or the BRG Vickers Roswell Mezz Loan. See Note 6 for further details regarding Vickers Village and the BRG Vickers Roswell Mezz Loan. Vickers Village will no longer be consolidated as a result of the activity.

West Morehead Interests

On January 6, 2016, through BRG Morehead NC, LLC, or BRG Morehead NC, a wholly-owned subsidiary of the Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an affiliate of ArchCo Residential, or the West Morehead JV, to develop an approximately 286-unit Class A apartment community located in Charlotte, North Carolina to be known as West Morehead. The Company has a 0.5% common

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 — Investments in Unconsolidated Real Estate Joint Ventures  – (continued)

equity interest in BR Morehead JV Member, LLC, at December 31, 2017. See Note 6 for further details regarding West Morehead and the BRG West Morehead Mezz Loan.

Whetstone Interests

On May 20, 2015, through BRG Whetstone Durham, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of TriBridge Residential, LLC, to acquire a 204-unit Class A apartment community located in Durham, North Carolina, to be known as Whetstone Apartments. The Company has made a capital commitment of $12.9 million to acquire 100% of the preferred equity interests in BRG Whetstone Durham, LLC, all of which has been funded as of December 31, 2017. On October 6, 2016, the Company entered into an agreement that provided for an extended twelve-month period in which it had a right to convert into common ownership. The Company did not elect to convert into common ownership on October 6, 2017, and therefore its preferred return decreased to 6.5%. Effective April 1, 2017, Whetstone ceased paying its preferred return on a current basis. The accrued preferred return of $1.2 million is shown as a due from affiliates in the consolidated balance sheet. The Company has evaluated the preferred equity investment and accrued preferred return and determined that the investment is not impaired and will be fully recoverable in the future.

On October 6, 2016, the Whetstone property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a mortgage loan of approximately $26.5 million secured by the Whetstone Apartment property, of which $26.4 million was outstanding as of December 31, 2017. The loan matures on November 1, 2023. The loan bears interest at a fixed rate of 3.81%. Regular monthly payments were interest-only until November 1, 2017, with monthly payments beginning December 1, 2017 based on thirty-year amortization. The loan may be prepaid with the greater of 1% prepayment fee or yield maintenance until October 31, 2021, and thereafter at par. The loan is nonrecourse to the Company and its joint venture partners with certain standard scope non-recourse carve-outs for certain deeds, acts or failures to act on the part of the Company and the joint venture partners.

Note 8 — Revolving credit facility

On October 4, 2017, the Company, through its Operating Partnership, entered into a credit agreement (the “Senior Credit Facility”) with KeyBank National Association (“KeyBank”) and other lenders. The Senior Credit Facility provides for an initial loan commitment amount of $150 million, which commitment contains an accordion feature up to a maximum commitment of up to $250 million. The remaining availability of borrowings at December 31, 2017 is based on the value of a pool of collateral properties and compliance with various ratios related to those assets and was approximately $4.4 million.

The Senior Credit Facility matures on October 4, 2020, with a one-year extension option, subject to certain conditions and the payment of an extension fee. Borrowings under the Senior Credit Facility bear interest, at the Company’s option, at LIBOR plus 1.80% to 2.45%, or the base rate plus 0.80% to 1.45%, depending on the Company’s leverage ratio. The Company pays an unused fee at an annual rate of 0.20% to 0.25% of the unused portion of the Senior Credit Facility, depending on the amount of borrowings outstanding. The Senior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio, and minimum tangible net worth. The Company has guaranteed the obligations under the Senior Credit Facility.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Mortgages Payable

The following table summarizes certain information as of December 31, 2017 and 2016, with respect to the Company’s indebtedness (amounts in thousands).

	Outstanding Principal		As of December 31, 2017
Property	December 31, 2017	December 31, 2016	Interest Rate	Fixed/Floating	Maturity Date
ARIUM at Palmer Ranch	$26,925	$26,925	3.54%	LIBOR + 2.17%(1)	February 1, 2023
ARIUM Glenridge	48,431	48,431	3.85%	LIBOR + 2.48%(1)	November 1, 2023
ARIUM Grandewood	34,294	34,294	3.19%	Floating(2)	December 1, 2024
ARIUM Gulfshore	32,626	32,626	3.54%	LIBOR + 2.17%(1)	February 1, 2023
ARIUM Hunter’s Creek	72,294	—	3.65%	Fixed	November 1, 2024
ARIUM Palms	24,999	24,999	3.59%	LIBOR + 2.22%(1)	September 1, 2022
ARIUM Pine Lakes	26,950	26,950	3.95%	Fixed	November 1, 2023
ARIUM Westside	52,150	52,150	3.68%	Fixed	August 1, 2023
Ashton Reserve I	31,401	31,900	4.67%	Fixed	December 1, 2025
Ashton Reserve II	15,270	15,270	3.99%	LIBOR + 2.62%(1)	January 1, 2026
Citrus Tower	41,438	—	4.07%	Fixed	October 1, 2024
Enders Place at Baldwin Park(3)	24,287	24,732	4.30%	Fixed	November 1, 2022
Fox Hill	—	26,705
James on South First	26,500	26,500	4.35%	Fixed	January 1, 2024
Lansbrook Village	—	57,190
Marquis at Crown Ridge	29,217	—	2.98%	LIBOR + 1.61%(1)	June 1, 2024
Marquis at Stone Oak	43,125	—	2.98%	LIBOR + 1.61%(1)	June 1, 2024
Marquis at The Cascades I	33,207	—	2.98%	LIBOR + 1.61%(1)	June 1, 2024
Marquis at The Cascades II	23,175	—	2.98%	LIBOR + 1.61%(1)	June 1, 2024
Marquis at TPC	17,184	—	2.98%	LIBOR + 1.61%(1)	June 1, 2024
MDA Apartments	—	37,124
Park & Kingston(4)	18,432	18,432	3.41%	Fixed	April 1, 2020
Preston View	41,066	—	3.44%	LIBOR + 2.07%(1)	March 1, 2024
Roswell City Walk	51,000	51,000	3.63%	Fixed	December 1, 2026
Sorrel	38,684	38,684	3.66%	LIBOR + 2.29%(1)	May 1, 2023
Sovereign	28,788	28,880	3.46%	Fixed	November 10, 2022
The Brodie	34,825	34,825	3.71%	Fixed	December 1, 2023
The Mills	26,777	—	4.21%	Fixed	January 1, 2025
The Preserve at Henderson Beach	36,311	36,989	4.65%	Fixed	January 5, 2023
Village Green of Ann Arbor	—	41,547
Villages at Cypress Creek	26,200	—	3.23%	Fixed	October 1, 2022
Wesley Village	40,545	—	4.25%	Fixed	April 1, 2024
Total	$946,101	$716,153
Fair value adjustments	2,638	1,364
Deferred financing costs, net	(9,245)	(6,942)
Total mortgages payable	$939,494	$710,575

(1)	One month LIBOR as of December 31, 2017 was 1.57% and at December 1, 2017 was 1.37%.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Mortgages Payable  – (continued)

(2)	ARIUM Grandewood principal balance includes the initial advance of $29.44 million at a floating rate of 1.67% plus one month LIBOR and a $4.85 million supplemental loan at a floating rate of 2.74% plus one month LIBOR. At December 31, 2017, the interest rates on the initial advance and supplemental loan were 3.04% and 4.11%, respectively.
(3)	The principal includes a $16.5 million loan at a fixed rate of 3.97% and a $7.7 million supplemental loan at a fixed rate of 5.01%.
(4)	The principal includes a $15.3 million loan at a fixed rate of 3.21% and a $3.2 million supplemental loan at a fixed rate of 4.34%.

Deferred financing costs

Costs incurred in obtaining long-term financing, reflected as a reduction of Mortgages Payable in the accompanying Consolidated Balance Sheets, are amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related debt agreements, as applicable. Amortization of deferred financing costs, including the amounts related to the Revolving credit facility, was $2.5 million, $1.3 million, and $0.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Fair value adjustments of debt

The Company records a fair value adjustment based upon the fair value of the loans on the date they were assumed in conjunction with acquisitions. The fair value adjustments are being amortized to interest expense over the remaining life of the loans. Amortization of fair value adjustments was $0.3 million, $0.4 million, and $0.3 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Mortgages Payable  – (continued)

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

ARIUM Hunter’s Creek

On October 30, 2017, the Company, through an indirect subsidiary, entered into a loan with a principal balance of approximately $72.3 million secured by ARIUM Hunter’s Creek. The loan matures November 1, 2024, and bears interest at a fixed rate of 3.65%, with interest-only payments until November 1, 2019, and then fixed monthly payments based on 30-year amortization. After July 31, 2024, the loan may be prepaid without prepayment fee or yield maintenance.

The Mills

On November 29, 2017, the Company, through an indirect subsidiary, assumed a loan with a principal balance of approximately $26.8 million secured by The Mills. The loan matures January 1, 2025, unless the maturity date is extended for five years per lender option if The Mills shall fail to pay the outstanding principal due on the original maturity date. The loan bears interest at a fixed rate of 4.21%, with fixed monthly payments based on 30-year amortization. After January 1, 2020, the loan may be prepaid with prepayment fee or yield maintenance through October 31, 2024, and thereafter at par.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 — Mortgages Payable  – (continued)

As of December 31, 2017, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2018	$4,580
2019	8,152
2020	31,123
2021	13,874
2022	111,635
Thereafter	776,737
$946,101
Add: Unamortized fair value debt adjustment	2,638
Subtract: Deferred financing costs	(9,245)
Total	$939,494

The net book value of real estate assets providing collateral for these above borrowings, including the Revolving credit facility, was $1,397.4 million as of December 31, 2017.

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

Note 10 — Fair Value of Financial Instruments

As of December 31, 2017 and 2016, the carrying value of cash and cash equivalents, accounts receivable, due to and from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. Based on the discounted amount of future cash flows currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $940.7 million and $714.8 million as of December 31, 2017 and 2016, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $948.7 million and $717.5 million as of December 31, 2017 and 2016, respectively. The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs, as defined in ASC Topic 820, “Fair Value Measurement”) for similar types of borrowing arrangements.

Note 11 — Related Party Transactions

Substantially concurrently with the completion of the IPO, the Company completed a series of related contribution transactions pursuant to which it acquired indirect equity interests in four apartment properties, and a 100% fee simple interest in a fifth apartment property for an aggregate asset value of $152.3 million (inclusive of the Villas at Oak Crest, which was accounted for under the equity method, and Springhouse, in which the Company already owned an interest and which had been reported as consolidated for the periods presented). As holders of shares of the Company’s Class A common stock issued in the contribution transactions in connection with the IPO, Fund II and Fund III and their respective managers have certain registration rights covering the resale of their shares of Class A common stock. In addition, BR-NPT Springing Entity, LLC (“NPT”) and Bluerock Property Management, LLC, the property manager of

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Related Party Transactions  – (continued)

North Park Towers (“BPM”), as holders of OP Units issued in the contribution transactions, and the former Manager and the former advisor, as holders of LTIP Units, have certain registration rights covering the resale of shares of the Class A common stock issued or issuable, at the Company’s option, in exchange for OP Units, including OP Units into which LTIP Units may be converted. On January 13, 2016, the Company filed, and on January 29, 2016, the SEC declared effective, a resale registration statement on Form S-3 (File No. 333-208988) (the “Resale Registration Statement”) with respect to the resale of their shares of Class A common stock, including the Class A common stock issued or issuable, at the Company’s option, in exchange for OP Units, including OP Units into which LTIP Units may be converted.

The Company entered into a management agreement (the “Management Agreement”), with the former Manager, on April 2, 2014. The terms and conditions of the Management Agreement, which became effective as of April 2, 2014, are described below.

Management Agreement

While the Company was externally managed prior to the Internalization, the Management Agreement required the former Manager to manage the Company’s business affairs in conformity with the investment guidelines and other policies that were approved and monitored by the Company’s board of directors. The former Manager acted under the supervision and direction of the Board. Specifically, the former Manager was responsible for (1) the selection, purchase and sale of the Company’s investment portfolio, (2) the Company’s financing activities, and (3) providing the Company with advisory and management services. The former Manager provided the Company with a management team, including a chief executive officer, president, chief accounting officer and chief operating officer, along with appropriate support personnel. None of the officers or employees of the former Manager were dedicated exclusively to the Company. The Company was dependent on its former Manager to provide those services that were essential to the Company. In the event that the former Manager or its affiliates were unable to provide the respective services, the Company would have been required to obtain such services from other sources.

The Company paid the former Manager a base management fee in an amount equal to the sum of: (A) 0.25% of the Company’s stockholders’ existing and contributed equity prior to the IPO and in connection with our contribution transactions, per annum, calculated quarterly based on the Company’s stockholders’ existing and contributed equity for the most recently completed calendar quarter and payable in quarterly installments in arrears, and (B) 1.5% of the equity per annum of the Company’s stockholders who purchased shares of the Company’s stock, calculated quarterly based on their equity for the most recently completed calendar quarter and payable in quarterly installments in arrears. The base management fee was payable independent of the performance of the Company’s investments. The Company amended the Management Agreement to provide that the base management fee could be payable in cash or LTIP Units, at the election of the Board. The number of LTIP Units issued for the base management fee or incentive fee was based on the fees earned divided by the 5-day trailing average Class A common stock price prior to issuance. Base management fees for the former Manager of $8.7 million, $6.4 million and $3.3 million were expensed for the years ended December 31, 2017, 2016 and 2015.

Base management fees of $2.3 million, $2.6 million, and $2.8 million were expensed during the three months ended March 31, 2017, June 30, 2017 and September 30, 2017 and were paid through the issuance of 183,150 LTIP Units on May 12, 2017, of 221,481 LTIP Units on August 9, 2017, and of 250,852 LTIP Units on November 8, 2017. The base management fees of $1.0 million for the one month ended October 31, 2017, for the period prior to the Internalization, will be paid through the issuance of LTIP Units based on the average closing share price of the Company’s Class A common stock on the five business days prior to the date of issuance. See Note 15.

The Company also paid the former Manager an incentive fee with respect to each calendar quarter in arrears. The incentive fee was equal to the difference between (1) the product of (x) 20% and (y) the difference between (i) the Company’s adjusted funds from operations (“AFFO”), for the previous 12-month

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Related Party Transactions  – (continued)

period, and (ii) the product of (A) the weighted average of the issue price of equity securities issued in the IPO and in future offerings and transactions, multiplied by the weighted average number of all shares of the Company’s Class A common stock outstanding on a fully-diluted basis (including any restricted stock units, any restricted shares of Class A common stock, LTIP Units, and other shares of common stock underlying awards granted under the Incentive Plans and OP Units) in the previous 12-month period, exclusive of equity securities issued prior to the IPO or in the contribution transactions, and (B) 8%, and (2) the sum of any incentive fee paid to the former Manager with respect to the first three calendar quarters of such previous 12-month period; provided, however, that no incentive fee was payable with respect to any calendar quarter unless AFFO is greater than zero for the four most recently completed calendar quarters, or the number of completed calendar quarters since the closing date of the IPO, whichever was less. For purposes of calculating the incentive fee during the first 12 months after completion of the IPO, AFFO was determined by annualizing the applicable period following completion of the IPO. One half of each quarterly installment of the incentive fee was payable in LTIP Units, calculated pursuant to the formula above. The remainder of the incentive fee was payable in cash or in LTIP Units, at the election of the Board, in each case calculated pursuant to the formula above. Incentive fees for the former Manager of $4.0 million, $0.2 million and $0.9 million were expensed for the years ended December 31, 2017, 2016 and 2015. Incentive fees of $0.4 million, $3.5 million, zero and zero for the three months ended March 31, 2017, June 30, 2017, September 30, 2017 and one month ended October 31, 2017 were paid through the issuance of 34,803 LTIP Units on May 12, 2017, 299,045 LTIP Units on August 9, 2017, zero and zero, respectively. There was no incentive fee during the three months ended September 30, 2017 or the one month ended October 31, 2017, for the period prior to the Internalization.

Incentive fees of $0.15 million for the three months ended September 30, 2016 were paid through the issuance of approximately 12,679 LTIP Units on November 11, 2016.

Management fee expense of $0.01 million, $0.4 million and $0.9 million, was recorded as part of general and administrative expenses for the years ended December 31, 2017, 2016 and 2015, respectively, related to the vesting of 179,562 LTIP Units granted in connection with the IPO. The expense recognized during 2017, 2016 and 2015 was based on the Class A common stock closing price at the vesting date or end of the period, as applicable. These LTIP Units vested over a three-year period that began in April 2014, with 59,854 LTIP Units vested on April 30, 2015, 59,854 LTIP Units vested on April 30, 2016 and 59,854 LTIP Units vested on April 30, 2017.

On July 2, 2015, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the former Manager. The equity grant consisted of 283,390 LTIP Units (the “2015 LTIP Units”). The 2015 LTIP Units will vest ratably over a three-year period that began in July 2015, subject to certain terms and conditions. On August 3, 2016, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the former Manager. The equity grant consisted of 176,610 LTIP Units (the “2016 LTIP Units”). The 2016 LTIP Units will vest ratably over a three-year period that began in August 2016, subject to certain terms and conditions. In conjunction with the Internalization, 212,203 outstanding LTIP Units issued as incentive equity to our former Manager became vested in accordance with their original terms. These LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock.

LTIP expense of $2.2 million, $2.4 million and $1.0 million was recorded as part of general and administrative expenses for the years ended December 31, 2017, 2016 and 2015 respectively, related to the 2015 LTIP Units and the 2016 LTIP Units. The expense recognized during 2017, 2016 and 2015 was based on the Class A common stock closing price at the vesting date or the end of the period, as applicable.

The Company is also required to reimburse the former Manager for certain expenses and pay all operating expenses, except those specifically required to be borne by the former Manager under the Management Agreement. The former Manager waived all reimbursements through the six months ended

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Related Party Transactions  – (continued)

June 30, 2015. Reimbursements of $0.3 million were expensed during the six months ended December 31, 2015 and are recorded as part of general and administrative expenses. Reimbursements of $0.6 million were expensed during the year ended December 31, 2016, and are recorded as part of general and administrative expenses. Reimbursements of $1.5 million were expensed during the year ended December 31, 2017, and are recorded as part of general and administrative expenses.

The initial term of the Management Agreement expired on April 2, 2017 (the third anniversary of the closing of the IPO), and automatically renewed for a one-year term expiring April 2, 2018.

On August 4, 2017, the Company and BRG Manager, LLC, or the former Manager, announced that the parties had entered into a Contribution Agreement (as amended by that certain Amendment No. 1 thereto, dated August 9, 2017), and other definitive agreements providing for the acquisition of a newly-formed entity to own the assets used by the former Manager in its performance of the management functions then provided to the Company pursuant to the Management Agreement, or the Internalization. A special committee comprised entirely of independent and disinterested members of the board of directors, (the “Special Committee”), which retained independent legal and financial advisors, unanimously determined that the entry into the Contribution Agreement and the completion of the Internalization were in the best interests of the Company. The board of directors, by unanimous vote, made a similar determination, and on October 26, 2017, the company held its annual meeting of stockholders, at which the Company’s stockholders approved the proposals necessary for the completion of the Internalization.

On October 31, 2017, the Company completed the Internalization pursuant to the Contribution Agreement for total consideration of approximately $41.24 million, as determined pursuant to a formula established in the Management Agreement at the time of the IPO in April 2014. Upon completion of the Internalization, the current management and investment teams, who were previously employed by an affiliate of the former Manager, became employed by the Company’s indirect subsidiary, and the Company become an internally managed real estate investment trust. In order to further align the interests of the management with those of the Company’s stockholders, payment of the aggregate Internalization consideration was paid 99.9% in equity: the Company caused the Operating Partnership to issue an aggregate of 3,753,593 OP Units, and the Company issued an aggregate of 76,603 shares of a newly reclassified Class C common stock and paid an aggregate of approximately $40,794 in cash to the applicable Contributor and its affiliates and related persons in connection with the Internalization.

The former Manager retained, at its sole cost and expense, the services of such persons and firms as the former Manager deemed necessary in connection with the Company’s management and operations (including accountants, legal counsel and other professional service providers), provided that such expenses was in amounts no greater than those that would be payable to third-party professionals or consultants engaged to perform such services pursuant to agreements negotiated on an arm’s-length basis.

All of the Company’s executive officers, and some of its directors, are also executive officers, managers and/or holders of a direct or indirect controlling interest in the former Manager and other Bluerock-affiliated entities. As a result, they owe fiduciary duties to each of these entities, their members, limited partners and investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to the Company and its stockholders.

Some of the material conflicts that the former Manager or its affiliates face are: 1) the determination of whether an investment opportunity should be recommended to the Company or another Bluerock-sponsored program or Bluerock-advised investor; 2) the allocation of the time of key executive officers, directors, and other real estate professionals among the Company, other Bluerock-sponsored programs and Bluerock-advised investors, and the activities in which they are involved; and 3) the fees received by the former Manager and its affiliates.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Related Party Transactions  – (continued)

Pursuant to the terms of the Management Agreement while we were externally managed, summarized below are the related party amounts payable to our former Manager, as of December 31, 2017 and 2016.

	December 31, 2017	December 31, 2016
Amounts Payable to the Former Manager under the Management Agreement
Base management fee	$993	$2,015
Operating expense reimbursements and direct expense reimbursements	—	274
Offering expense reimbursements	—	120
Total amounts payable to Former Manager	$993	$2,409
Amounts Payable to BRRE Entities under the Administrative Services Agreement
Operating expense reimbursements and direct expense reimbursements	$508	$—
Offering expense reimbursements	74	—
Total amounts payable to BRRE Entities	$582	$—
Total	$1,575	$2,409

As of December 31, 2017 and 2016, the Company had no other payables due to related parties other than the Company’s former Manager and BRRE Entities.

As of December 31, 2017 and 2016, the Company had $2.0 million and $0.9 million, respectively, in receivables due to us from related parties other than the Company’s former Manager primarily for accrued preferred returns from the prior month.

Administrative Services Agreement

In connection with the closing of the Internalization, the Company entered into an Administrative Services Agreement with BRRE and its affiliate, Bluerock Real Estate Holdings, LLC (“BREH,” and together with BRRE, the “BRRE Entities”), (the “Administrative Services Agreement”). Pursuant to the Administrative Services Agreement, the BRRE Entities will provide the Company with certain human resources, investor relations, marketing, legal and other administrative services (the “Services”) to facilitate a smooth transition in the Company’s management of its operations and enable the Company to benefit from operational efficiencies created by access to such services following closing, to give the Company time to develop such services in-house or to hire other third-party service providers for such services. The Services will be provided on an at-cost basis, generally allocated based on the use of such Services for the benefit of the Company’s business, and shall be invoiced on a quarterly basis. In addition, the Administrative Services Agreement will permit, from time to time, certain employees of the Company to provide or cause to be provided services to the BRRE Entities, on an at-cost basis, generally allocated based on the use of such services for the benefit of the business of the BRRE Entities and invoiced on a quarterly basis, and otherwise subject to the terms of the Services to be provided by the BRRE Entities to the Company under the Administrative Services Agreement. Payment by the Company of invoices and other amounts payable under the Administrative Services Agreement will be made in cash or, in the sole discretion of the Company’s board of directors, in the form of fully-vested LTIP Units.

The initial term of the Administrative Services Agreement is one year from the date of execution, subject to the Company’s right to renew it for successive one-year terms upon sixty (60) days written notice prior to expiration. The Administrative Services Agreement will automatically terminate (i) upon termination by the Company of all Services, or (ii) in the event of non-renewal by the Company. Any Company Party will also be able to terminate the Administrative Services Agreement with respect to any individual Service upon written notice to the applicable BRRE Entity, in which case the specified Service will discontinue as of the

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Related Party Transactions  – (continued)

date stated in such notice, which date must be at least ninety (90) days from the date of such notice. Further, either BRRE Entity may terminate the Administrative Services Agreement at any time upon the occurrence of a “Change of Control Event” (as defined therein) upon at least one hundred eighty (180) days prior written notice to the Company.

Pursuant to the Administrative Services Agreement, the BRRE Entities will be responsible for the payment of all employee benefits and any other direct and indirect compensation for the employees of the BRRE Entities (or their affiliates or permitted subcontractors) assigned to perform the Services, as well as such employees’ worker’s compensation insurance, employment taxes, and other applicable employer liabilities relating to such employees.

Reimbursements of $0.1 million were expensed during the year ended December 31, 2017, and are recorded as part of general and administrative expenses for payroll related amounts.

Reimbursements of $0.3 million were expensed during the year ended December 31, 2017, and are recorded as part of general and administrative expenses for operating expenses.

Premises Agreements

In connection with the closing of the Internalization, BRRE and the former Manager entered into (i) that certain use and occupancy agreement (the “NY Agreement”) for certain space located on the 9th floor of that certain building located at 712 Fifth Avenue, New York, NY 10019 (the “NY Premises”), and (ii) that certain sublease for a term to expire on November 28, 2017 (“MI Sublease 1”), for certain space located on the 9th floor of that certain building known as “American Center” located at 27777 Franklin Road, Southfield, MI 48034 (the “MI Premises,” and together with the NY Premises, the “Premises”). On December 1, 2017, BRRE and Manager Sub entered a new sublease for the MI Premises, (“MI Sublease 2,” and together with the NY Agreement and MI Sublease 1, the “Premises Agreements”). Pursuant to the Premises Agreements, collectively, BRRE will permit the Manager Sub and certain of its subsidiaries and/or affiliates to share occupancy of the Premises. The expenses related to these agreements are included above.

Stockholders Agreement

In connection with the closing of the Internalization, the Company and the Contributors entered into a Stockholders Agreement, (the “Stockholders Agreement”), pursuant to which the Company may grant certain registration rights for the benefit of the Contributors and impose certain limitations on the voting rights of the Class C Common Stock.

Pursuant to the Stockholders Agreement, each Contributor, in respect of any Class A Common Stock that they may receive in connection with any redemption or conversion, as applicable, of any OP Units or Class C Common Stock received as a result of the Internalization (“Registrable Shares”), may require the Company from time to time to register the resale of their Registrable Shares under the Securities Act on a registration statement filed with the SEC. The Stockholders Agreement grants each Contributor certain rights to demand a registration of some or all of their Registrable Shares (a “Demand Registration”) or to request the inclusion of some or all of their Registrable Shares in a registration being effected by the Company for itself or on behalf of another person (a “Piggyback Registration”), in each case subject to certain customary restrictions, limitations, registration procedures and indemnity provisions. The Company is obligated to use commercially reasonable efforts to prepare and file a registration statement within specified time periods and to cause that registration statement to be declared effective by the SEC as soon as reasonably practicable thereafter.

The ability to cause the Company to effect a Demand Registration is subject to certain conditions. The Company is not required to effect such registration within 180 days of the effective date of any prior registration statement with respect to the Company’s Class A Common Stock and may delay the filing for up to 60 days under certain circumstances.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Related Party Transactions  – (continued)

If, pursuant to an underwritten Demand Registration or Piggyback Registration, the managing underwriter advises that the number of Registrable Shares requested to be included in such registration exceeds a maximum number (the “Maximum Number”) that the underwriter believes can be sold without delaying or jeopardizing the success of the proposed offering, the Stockholders Agreement specifies the priority in which Registrable Shares are to be included.

Pursuant to the Stockholders Agreement, the Contributors have agreed to limit certain of their voting rights with respect to the Class C Common Stock. If, as of the record date for determining the stockholders of the Company entitled to vote at any annual or special meeting of the stockholders of the Company or for determining the stockholders of the Company entitled to consent to any corporate action by written consent, the holders of the Class C Common Stock own shares of Class C Common Stock (the “Subject Shares”) representing in the aggregate more than 9.9% of the voting rights of the then-outstanding shares of capital stock of the Company that have voting rights on the matters being voted upon at such meeting (such number of Subject Shares representing in the aggregate more than 9.9% of the voting rights of the then-outstanding shares of capital stock of the Company with voting rights being referred to as the “Excess Shares”), then at each such meeting or in each such action by written consent the holders of the Subject Shares will vote or furnish a written consent in respect of the Excess Shares, or cause the Excess Shares to be voted or consented, in each case, in such manner as directed by a majority of the members of our board of directors. All Subject Shares other than the Excess Shares may be voted for or against any matter in the Class C Common Stock Holder’s sole and absolute discretion.

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Series B Preferred Stock, the Company engaged a related party, as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager may re-allow the selling commissions and dealer manager fees to participating broker-dealers, and is expected to incur costs in excess of the 10%, which costs will be borne by the dealer manager. For the years ended December 31, 2017 and 2016, the Company has incurred $11.4 million and $1.5 million, and $4.9 million and $0.6 million, in selling commissions and dealer manager fees, respectively. In addition, BRG Manager was reimbursed for offering costs in conjunction with the Series B Preferred Offering of $0.7 million and $0.13 million during the years ended December 31, 2017 and 2016, respectively, which were recorded as a reduction to the proceeds of the offering. In addition, Bluerock was reimbursed for offering costs of approximately $0.1 million in 2017, which were recorded as a reduction to the proceeds of the offering.

Other Related Party Transactions

In December 2017, the Company invested an additional $0.5 million of equity in Park & Kingston, increasing the Company’s indirect ownership interest in the property from 96.0% to 100.0%. The additional interests were purchased from Fund III based on broker’s opinion of value.

In December 2017, the Company invested an additional $0.5 million of equity in Enders Place at Baldwin Park, increasing the Company’s indirect ownership interest in the property from 89.5% to 92.0%. The additional interests were purchased from Fund III based on broker’s opinion of value.

In December 2017, the Company invested an additional $3.4 million of equity in Preston View and Wesley Village, increasing the Company’s indirect ownership interest in the properties from 91.8% to 100.0%. The additional interests were purchased from Fund I based on an 8% return on equity from the original purchase dates in February 2017 and March 2017, respectively.

See Note 7 for a discussion of EOS related party transactions.

Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The Company invests with related parties in various joint ventures in which the Company owns either preferred or common interests. Please refer to Note 7 for further information.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 — Related Party Transactions  – (continued)

Notes and interest receivable from related party

The Company provides mezzanine loans to related parties in conjunction with the developments of multifamily communities. Please refer to Note 6 and 7 for further information.

Note 12 — Stockholders’ Equity

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

The Company considers the requirements of the two-class method when preparing earnings per share. Earnings per share is not affected by the two-class method because the Company’s Class A, B-1, B-2, B-3 and C common stock and LTIP Units participate in dividends on a one-for-one basis.

The following table reconciles the components of basic and diluted net loss (income) per common share (amounts in thousands, except share and per share amounts):

	Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share data)
Net (Loss) income attributable to common stockholders	$(45,679)	$(18,985)	$635
Dividends on restricted stock expected to vest	—	(4)	(16)
Basic net (loss) income attributable to common stockholders	$(45,679)	$(18,989)	$619
Weighted average shares outstanding, basic(1)	25,561,673	20,805,852	17,404,348
Potential dilutive shares(2)	—	—	12,850
Weighted average shares outstanding, diluted(1)	25,561,673	20,805,852	17,417,198
(Loss) earnings per common share, basic	$(1.79)	$(0.91)	$0.04
(Loss) earnings per common share, diluted	$(1.79)	$(0.91)	$0.04

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

(1)	For 2017, amounts relate to shares of the Company’s Class A and Class C common stock and LTIP Units outstanding. For 2016, amounts relate to shares of the Company’s Class A and B-3 common stock and LTIP Units outstanding. For 2015, amounts relate to shares of the Company’s Class A, B-1, B-2, and B-3 common stock and LTIP Units outstanding.
(2)	Excludes 391 and 4,282 shares of common stock for the years ended December 31, 2017 and 2016, respectively, related to non-vested restricted stock, as the effect would be anti-dilutive.

Follow-On Equity Offerings

On April 25, 2016, the Company completed an underwritten offering of 2,300,000 shares of Series A Preferred Stock, inclusive of shares sold pursuant to the full exercise of the overallotment option by the

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Stockholders’ Equity  – (continued)

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

At-the-Market Offerings

On March 29, 2016, the Company, its Operating Partnership and its Manager entered into an At Market Issuance Sales Agreement (the “Series A Sales Agreement”) with FBR Capital Markets & Co. (“FBR”), and MLV & Co. LLC (“MLV”). Pursuant to the Series A Sales Agreement, FBR and MLV acted as distribution agents with respect to the offering and sale of up to $100,000,000 in shares of Series A Preferred Stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE MKT (now the NYSE American), or on any other existing trading market for Series A Preferred Stock or through a market maker (the “Series A ATM Offering”). Since March 31, 2016, the Company sold 146,460 shares of Series A Preferred Stock in the ATM Offering through April 8, 2016. On April 8, 2016, the Company delivered notice to each of FBR and MLV, pursuant to the terms of the Series A Sales Agreement, to suspend all sales under the Series A ATM Offering. As of December 31, 2017, the Company had sold 146,460 shares of Series A Preferred Stock in the Series A ATM Offering for net proceeds of approximately $3.6 million after commissions. The Company terminated the Series A ATM Offering effective September 30, 2017.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Stockholders’ Equity  – (continued)

On August 8, 2016, the Company, its Operating Partnership and its Manager entered into an At Market Issuance Sales Agreement (the “Class A Sales Agreement”) with FBR. Pursuant to the Class A Sales Agreement, FBR will act as distribution agent with respect to the offering and sale of up to $100,000,000 in shares of Class A common stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE American (formerly the NYSE MKT), or on any other existing trading market for Class A common stock or through a market maker (the “Class A Common Stock ATM Offering”). The Company has not commenced any sales through the Class A Common Stock ATM Offering.

On September 14, 2016, the Company, its Operating Partnership and its Manager entered into an At Market Issuance Sales Agreement (the “Series C Sales Agreement”) with FBR. Pursuant to the Series C Sales Agreement, FBR acted as distribution agent with respect to the offering and sale of up to $36,000,000 in shares of Series C Preferred Stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE MKT (now the NYSE American), or on any other existing trading market for Series C Preferred Stock or through a market maker (the “Series C ATM Offering”). Since September 14, 2016, the Company sold 23,750 shares of Series C Preferred Stock in the Series C ATM Offering through September 27, 2016. On September 27, 2016, the Company delivered notice to FBR, pursuant to the terms of the Series C Sales Agreement, to suspend all sales under the Series C ATM Offering. As of December 31, 2017, the Company had sold 23,750 shares of Series C Preferred Stock in the Series C ATM Offering for net proceeds of approximately $0.6 million after commissions. The Company terminated the Series C ATM Offering effective September 30, 2017.

Series B Preferred Stock Offering

The Company issued 163,204 shares of Series B Preferred Stock under a continuous registered offering with net proceeds of approximately $146.9 million after commissions and fees during the year ended December 31, 2017. As of December 31, 2017, the Company has sold 184,686 shares of Series B Preferred Stock and 184,686 Warrants to purchase 3,693,720 shares of Class A common stock for net proceeds of approximately $166.2 million after commissions and fees.

Class C Common Stock

The Class C Common Stock is equivalent in all material respects to, and ranks on parity with, the Class A Common Stock, except that each share of Class C Common Stock entitles the holder thereof to fifty (50) votes, which mirrors the aggregate number of OP Units (which are redeemable for cash or, at our sole option, for shares of our Class A Common Stock, on a one-to-one basis) and shares of Class C Common Stock issued as consideration in the Internalization. The Class C Common Stock provides its holders a right to vote that is proportionate to the outstanding non-voting economic interest in the Company attributable to such holders or their affiliates by virtue of the OP Units issued in the Internalization, as if all such OP Units were redeemed by us for shares of Class A Common Stock, but without providing any disproportionate voting rights. Shares of Class C Common Stock will only be issued (a) to the Contributors, (b) in conjunction with the issuance of OP Units as consideration in the Internalization, and (c) in a ratio of no more than one (1) share of Class C Common Stock for every forty-nine (49) OP Units so issued.

See Note 11 Related Party Transactions — Stockholders Agreement for limitations on voting rights of the Class C Common Stock.

8.250% Series A Cumulative Redeemable Preferred Stock

The Series A Preferred Stock ranks senior to common stock and on parity with the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock as to rights upon our liquidation, dissolution or winding up. The Series A Preferred Stock is entitled to priority cumulative dividends to be paid quarterly, in arrears, when, as and if authorized by the board of directors. Commencing October 21, 2022, the annual dividend rate will increase by 2.0% annually, up to a maximum of 14.0%, if not redeemed by the

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Stockholders’ Equity  – (continued)

holder or not previously redeemed by the Company. Commencing on October 21, 2022, holders may, at their option, elect to have the Company redeem their shares at a redemption price of $25.00 per share, plus an amount equal to accrued but unpaid dividends, payable by the Company at its option in cash or shares of Class A common stock. The Company may not redeem the Series A Preferred Stock before October 21, 2020, except in limited circumstances related to its qualification as a REIT, complying with an asset coverage ratio or upon a change in control. After October 21, 2020, the Company can redeem for a redemption price of $25.00 per share plus any accrued and unpaid dividends.

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

Series B Redeemable Preferred Stock

The Series B Preferred Stock ranks senior to common stock and on parity with the Series A Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock as to rights upon our liquidation, dissolution or winding up. The Series B Preferred Stock is entitled to priority cumulative dividends to be paid monthly, in arrears, when, as and if authorized by the board of directors. Holders may, at their option, elect to have the Company redeem their shares through the first year from issuance subject to a 13% redemption fee. After year one, the redemption fee decreases to 10%, after year three it decreases to 5%, after year four it decreases to 3%, and after year five there is no redemption fee. Any redeemed shares are entitled to any accrued but unpaid dividends at the time of the redemption, payable by the Company at its option in cash or shares of Class A common stock. The Company may redeem the Series B Preferred Stock beginning two years from the original issuance for the liquidation preference per share plus any accrued and unpaid dividends in either cash or shares of Class A common stock, based on the volume weighted average price for the Class A common shares for the 20 trading days prior to the redemption.

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

7.625% Series C Cumulative Redeemable Preferred Stock

The Series C Preferred Stock ranks senior to common stock and on parity with the Series A Preferred Stock, the Series B Preferred Stock and the Series D Preferred Stock as to rights upon liquidation, dissolution or winding up. The Series C Preferred Stock is entitled to priority cumulative dividends to be paid quarterly, in arrears, when, as and if authorized by the board of directors. Commencing July 19, 2023, the annual dividend rate will increase by 2.0% annually, up to a maximum of 14.0%, if not redeemed by the holder or not previously redeemed by the Company. Commencing on July 19, 2023, holders may, at their option, elect to have the Company redeem their shares at a redemption price of $25.00 per share, plus an amount equal to accrued but unpaid dividends, payable by the Company at its option in cash or shares of Class A common stock. The Company may not redeem the Series C Preferred Stock before July 19, 2021, except in limited circumstances related to its qualification as a REIT, complying with an asset coverage ratio or upon a change in control. After July 19, 2021, the Company can redeem for a redemption price of $25.00 per share plus any accrued and unpaid dividends.

At the date of issuance, the carrying amount of the Series C Preferred Stock was less than the redemption value. As a result of the Company’s determination that redemption is probable, the carrying value

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Stockholders’ Equity  – (continued)

will be increased by periodic accretions so that the carrying value will equal the redemption amount at the earliest redemption date. Such accretion is recorded as a preferred stock dividend on the Statement of Stockholders’ Equity.

7.125% Series D Cumulative Preferred Stock

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

As of December 31, 2017, limited partners other than the Company owned approximately 21.81% of the common units of the Operating Partnership (6,230,757 OP Units, or 20.05%, is held by common OP Unit holders, and 547,208 LTIP Units, or 1.76%, is held by LTIP Unit holders.)

The Partnership Agreement, as amended, provides, among other things, that the Operating Partnership initially has two classes of limited partnership interests, which are units of limited partnership interest (“OP Units”), and the Operating Partnership’s long-term incentive plan units (“LTIP Units”). In calculating the percentage interests of the partners in the Operating Partnership, LTIP Units are treated as OP Units. In general, LTIP Units will receive the same per-unit distributions as the OP Units. Initially, each LTIP Unit will have a capital account balance of zero and, therefore, will not have full parity with OP Units with respect to any liquidating distributions. However, the Partnership Agreement, as amended provides that “book gain,” or economic appreciation, in the Company’s assets realized by the Operating Partnership as a result of the actual sale of all or substantially all of the Operating Partnership’s assets, or the revaluation of the Operating Partnership’s assets as provided by applicable U.S. Department of Treasury regulations, will be allocated first to the holders of LTIP Units until their capital account per unit is equal to the average capital account per-unit of the Company’s OP Unit holders in the Operating Partnership. The Company expects that the Operating Partnership will issue OP Units to limited partners, and the Company, in exchange for capital contributions of cash or property, will issue LTIP Units pursuant to the Company’s Second Amended Incentive Plans, as defined below, to persons who provide services to the Company, including the Company’s officers, directors and employees.

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

Equity Incentive Plans

On October 26, 2017, the Company’s stockholders approved the amendment and restatement of the Amended 2014 Individuals Plan, (the “Second Amended 2014 Individuals Plan”), and the Amended 2014 Entities Plan, (the “Second Amended 2014 Entities Plan”), and together with the Second Amended 2014 Individuals Plan, the “Second Amended 2014 Incentive Plans”. The Second Amended 2014 Incentive Plans allow for the issuance of up to an additional 1,075,000 shares of Class A common stock. The Second

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Stockholders’ Equity  – (continued)

Amended 2014 Incentive Plans provide for the grant of options to purchase shares of the Company’s common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards.

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

A summary of the status of the Company’s non-vested shares as of December 31, 2017, 2016 and 2015, is as follows (dollars in thousands):

Non-Vested shares	Shares	Weighted average grant-date fair value
Balance at January 1, 2015	3,956	$22.75
Granted	15,000	13.15
Vested	(4,480)	17.39
Forfeited	—	—
Balance at December 31, 2015	14,476	14.46
Granted	7,500	10.33
Vested	(21,317)	12.75
Forfeited	—	—
Balance at December 31, 2016	659	$22.75
Granted	7,500	13.34
Vested	(8,159)	14.10
Forfeited	—	—
Balance at December 31, 2017	—	$—

Stock compensation expense related to the stock compensation plans was approximately $109,000, $210,000 and $126,000 for the years ended December 31, 2017, 2016 and 2015. At December 31, 2017, there was no unrecognized compensation cost related to unvested restricted stocks granted under the independent director compensation plan.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Equity Incentive Plans — LTIP Grants

On July 2, 2015, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the former Manager. The equity grant consisted of 283,390 LTIP Units (the “2015 LTIP Units”). The 2015 LTIP Units will vest ratably over a three-year period that began in July 2015, subject to certain terms and conditions. On August 3, 2016, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the former Manager. The equity grant consisted of 176,610 LTIP Units (the “2016 LTIP Units”). The 2016 LTIP Units will vest ratably over a three-year period that began in August 2016, subject to certain terms and conditions. In conjunction with the Internalization, 212,203 outstanding LTIP Units issued as incentive equity to our former Manager became vested in accordance with their original terms. These LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock.

LTIP expense of $2.2 million, $2.4 million and $1.0 million was recorded as part of general and administrative expenses for the years ended December 31, 2017, 2016 and 2015 respectively, related to the

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Stockholders’ Equity  – (continued)

2015 LTIP Units and the 2016 LTIP Units. The expense recognized during 2017, 2016 and 2015 was based on the Class A common stock closing price at the vesting date or the end of the period, as applicable.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid or Payable
Class A common stock
October 4, 2016	December 23, 2016	$0.096667	January 5, 2017
January 6, 2017	January 25, 2017	$0.096666	February 3, 2017
January 6, 2017	February 24, 2017	$0.096667	March 3, 2017
January 6, 2017	March 24, 2017	$0.096667	April 5, 2017
April 7, 2017	April 25, 2017	$0.096666	May 5, 2017
April 7, 2017	May 25, 2017	$0.096667	June 5, 2017
April 7, 2017	June 23, 2017	$0.096667	July 5, 2017
July 10, 2017	July 25, 2017	$0.096666	August 4, 2017
August 9, 2017	August 25, 2017	$0.096667	September 5, 2017
August 9, 2017	September 25, 2017	$0.096667	October 5, 2017
October 13, 2017	October 25, 2017	$0.096666	November 3, 2017
October 13, 2017	November 24 2017	$0.096667	December 5, 2017
October 13, 2017	December 22, 2017	$0.096667	January 5, 2018
December 20, 2017	March 23, 2018	$0.1625	April 5, 2018
Class C common stock
October 13, 2017	November 24 2017	$0.096667	December 5, 2017
October 13, 2017	December 22, 2017	$0.096667	January 5, 2018
December 20, 2017	March 23, 2018	$0.1625	April 5, 2018
Series A Preferred Stock
December 9, 2016	December 23, 2016	$0.515625	January 5, 2017
March 10, 2017	March 24, 2017	$0.515625	April 5, 2017
June 9, 2017	June 23, 2017	$0.515625	July 5, 2017
September 8, 2017	September 25, 2017	$0.515625	October 5, 2017
December 8, 2017	December 22, 2017	$0.515625	January 5, 2018
Series B Preferred Stock
October 4, 2016	December 23, 2016	$5.00	January 5, 2017
January 6, 2017	January 25, 2017	$5.00	February 3, 2017
January 6, 2017	February 24, 2017	$5.00	March 3, 2017
January 6, 2017	March 24, 2017	$5.00	April 5, 2017
April 7, 2017	April 25, 2017	$5.00	May 5, 2017
April 7, 2017	May 25, 2017	$5.00	June 5, 2017
April 7, 2017	June 23, 2017	$5.00	July 5, 2017
July 10, 2017	July 25, 2017	$5.00	August 4, 2017
July 10, 2017	August 25, 2017	$5.00	September 5, 2017
July 10, 2017	September 25, 2017	$5.00	October 5, 2017
October 13, 2017	October 25, 2017	$5.00	November 3, 2017
October 13, 2017	November 24 2017	$5.00	December 5, 2017
October 13, 2017	December 22, 2017	$5.00	January 5, 2018

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Stockholders’ Equity  – (continued)

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid or Payable
Series C Preferred Stock
December 9, 2016	December 23, 2016	$0.4765625	January 5, 2017
March 10, 2017	March 24, 2017	$0.4765625	April 5, 2017
June 9, 2017	June 23, 2017	$0.4765625	July 5, 2017
September 8, 2017	September 25, 2017	$0.4765625	October 5, 2017
December 8, 2017	December 22, 2017	$0.4765625	January 5, 2018
Series D Preferred Stock
December 9, 2016	December 23, 2016	$0.3859	January 5, 2017
March 10, 2017	March 24, 2017	$0.4453125	April 5, 2017
June 9, 2017	June 23, 2017	$0.4453125	July 5, 2017
September 8, 2017	September 25, 2017	$0.4453125	October 5, 2017
December 8, 2017	December 22, 2017	$0.4453125	January 5, 2018

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

Distributions paid for the year ended December 31, 2017 were as follows (amounts in thousands):

	Distributions
2017	Declared	Paid
First Quarter
Class A Common Stock	$7,014	$6,566
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	525	395
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,100
OP Units	82	84
LTIP Units	496	480
Total first quarter	$13,443	$12,682
Second Quarter
Class A Common Stock	$7,016	$7,015
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	1,054	837
Series C Preferred Stock	1,108	1,107
Series D Preferred Stock	1,270	1,270
OP Units	80	80
LTIP Units	551	533
Total second quarter	$14,029	$13,792

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 — Stockholders’ Equity  – (continued)

	Distributions
2017	Declared	Paid
Third Quarter
Class A Common Stock	$7,017	$7,016
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	1,711	1,508
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,270	1,269
OP Units	79	80
LTIP Units	676	625
Total third quarter	$14,810	$14,555
Fourth Quarter
Class A Common Stock	$10,956	$7,019
Class C Common Stock	27	8
Series A Preferred Stock	2,951	2,950
Series B Preferred Stock	2,425	2,164
Series C Preferred Stock	1,108	1,107
Series D Preferred Stock	1,268	1,270
OP Units	2,458	869
LTIP Units	223	323
Total fourth quarter	$21,416	$15,710
Total year	$63,698	$56,739

On December 20, 2017, the Company’s board of directors authorized, and the Company declared a quarterly dividend for the first quarter of 2018 equal to a quarterly rate of $0.1625 per share on the Class A and Class C common stock, payable to the stockholders of record as of March 23, 2018, which will be paid in cash on April 5, 2018. Holders of OP and LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of the Class A common stock. The above table includes declared dividends or distribution equivalents of approximately $3,935,000, $12,000, $1,013,000 and $88,000 for the Class A common stock, Class C common stock, OP Units and LTIP Units, respectively, for the first quarter of 2018.

Note 13 — Commitments and Contingencies

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

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 — Selected Quarterly Financial Data (Unaudited)

The following table sets forth summarized quarterly financial data for the year ended December 31, 2017:

	Quarters Ended 2017
	March 31(1)	June 30(1)	September 30(1)	December 31(1)
	(In thousands, except per share amounts)
Total revenue	$28,093	$28,576	$30,063	$36,451
Operating (loss) income	$(1,992)	$(2,202)	$126	$(40,579)
Net income (loss)	$9,928	$34,768	$(4,581)	$(47,141)
Net income (loss) available to common stockholders	$(4,990)	$17,569	$(12,017)	$(46,241)
Earnings (loss) per common share, basic:(1)	$(0.20)	$0.67	$(0.45)	$(1.87)
Earnings (loss) per common share, diluted:(1)	$(0.20)	$0.67	$(0.45)	$(1.87)

(1)	EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for the year ended December 31, 2017.

The following table sets forth summarized quarterly financial data for the year ended December 31, 2016:

	Quarters Ended 2016
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Total revenue	$17,508	$19,305	$20,577	$23,652
Operating (loss) income	$(1,165)	$(147)	$1,188	$(913)
Net (loss) income	$(2,625)	$(1,961)	$1,568	$39
Net loss available to common stockholders	$(4,135)	$(5,043)	$(2,551)	$(7,260)
Loss per common share, basic:(1)	$(0.20)	$(0.24)	$(0.12)	$(0.34)
Loss per common share, diluted:(1)	$(0.20)	$(0.24)	$(0.12)	$(0.34)

(1)	EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for the year ended December 31, 2016.

Note 15 — Subsequent Events

Issuance of LTIP Units under the Second Amended 2014 Incentive Plans

On January 1, 2018, the Company granted certain equity grants of long-term incentive plan units (“Executive Awards”) of the Company’s operating partnership to various executive officers under the Second Amended 2014 Incentive Plans. These awards, amounting to 1,056,211 LTIPs, were issued pursuant to the executive officers’ employment and service agreements. The awards vest over a period of three or five years, with a portion containing a three-year performance period, followed by immediate vesting based on successful achievement of the performance conditions. Due to a limitation on the number of LTIP Units available for issuance under the Second Amended 2014 Incentive Plans, the long-term performance awards were, in aggregate, approximately 81,000 LTIP Units lower than those which the recipients were entitled pursuant to the terms of their respective employments agreements, with the Company planning to issue the remaining LTIP Units at such time as such LTIP Units become available under the Equity Incentive Plans.

In addition, on January 1, 2018, the Company granted 6,263 LTIP Units under the Second Amended 2014 Incentive Plans to each independent member of the board of directors in payment of the equity portion of their respective annual retainers. The LTIP Units vested immediately upon issuance.

Distributions Declared

On December 20, 2017, the Company’s board of directors authorized, and the Company declared a quarterly dividend for the first quarter of 2018 equal to a quarterly rate of $0.1625 per share on our Class A

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 — Subsequent Events  – (continued)

and Class C common stock, payable to the stockholders of record as of March 23, 2018, which will be paid in cash on April 5, 2018. Holders of OP and LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of our Class A common stock.

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that we will continue to declare dividends or at this rate.

On January 12, 2018, the Company’s board of directors authorized, and the Company declared monthly dividends for the first quarter of 2018 equal to monthly rate of $5.00 per share on the Series B Preferred Stock, payable monthly to the stockholders of record as of January 25, 2018, February 23, 2018 and March 23, 2018, which was paid in cash on February 5, 2018, and which will be paid in cash on March 5, 2018 and April 5, 2018, respectively.

Issuance of LTIP Units for Payment of the Fourth Quarter 2017 Base Management Fee

The former Manager earned a base management fee of $1.0 million during the period ended October 31, 2017, prior to the Internalization. This amount was payable 50% in LTIP Units with the other 50% payable in either cash or LTIP Units at the discretion of the Company’s board of directors. Upon consultation with the former Manager, the board of directors elected to pay 100% of the base management fee in LTIP Units. On February 21, 2018, 128,398 LTIPs were issued in payment.

Distributions Paid

The following distributions have been paid subsequent to December 31, 2017 (amounts in thousands):

Shares	Declaration Date	Record Date	Date Paid	Distributions per Share	Total Distribution
Class A Common Stock	October 13, 2017	December 22, 2017	January 5, 2018	$0.0966670	$2,341
Class C Common Stock	December 20, 2017	December 22, 2017	January 5, 2018	$0.0966670	$7
Series A Preferred Stock	December 8, 2017	December 22, 2017	January 5, 2018	$0.5156250	$2,950
Series B Preferred Stock	October 13, 2017	December 22, 2017	January 5, 2018	$5.0000000	$907
Series C Preferred Stock	December 8, 2017	December 22, 2017	January 5, 2018	$0.4765625	$1,107
Series D Preferred Stock	December 8, 2017	December 22, 2017	January 5, 2018	$0.4453125	$1,269
OP Units	October 13, 2017	December 22, 2017	January 5, 2018	$0.0966670	$602
LTIP Units	October 13, 2017	December 22, 2017	January 5, 2018	$0.0966670	$53
Series B Preferred Stock	January 12, 2018	January 25, 2018	February 5, 2018	$5.0000000	$932
Total					$10,168

Class A Common Stock Repurchase Program

On February 14, 2018 the Company announced a repurchase program of up to $25.0 million in shares of the Company’s Class A common stock, par value of $0.01 per share. The repurchase plan has a term of one year and may be discontinued at any time. The extent that the Company repurchases shares, and the timing of any such purchases, will depend on a variety of factors including general business and market conditions and other corporate considerations.

Bluerock Residential Growth REIT, Inc.

Schedule III — Real Estate and Accumulated Depreciation

December 31, 2017

COLUMN A		COLUMN B		COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
	Location	Encumbrance		Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period			Accumulated Depreciation	Date of Acquisition	Life on Which Depreciation in Latest Income Statement is Computed
Property				Land	Building and Improvements		Land	Building and Improvements	Total
Real Estate Held for Investment
Enders Place at Baldwin Park	FL	24,287		4,750	20,171	4,897	5,454	24,364	29,818	4,481	2012	3 – 40 Years
ARIUM Grandewood	FL	34,294		5,200	37,220	1,118	5,200	38,338	43,538	4,014	2014	3 – 40 Years
Park & Kingston	NC	18,432		3,060	24,353	2,949	3,360	27,002	30,362	2,587	2015	3 – 40 Years
Ashton I	NC	31,401		4,000	40,944	189	4,000	41,133	45,133	3,453	2015	3 – 40 Years
ARIUM Palms	FL	24,999		4,030	32,248	1,037	4,030	33,285	37,315	3,112	2015	3 – 40 Years
Sorrel	TX	38,684		6,710	47,444	355	6,710	47,799	54,509	4,400	2015	3 – 40 Years
Sovereign	TX	28,788		2,800	40,609	232	2,800	40,841	43,641	3,635	2015	3 – 40 Years
Ashton II	NC	15,270		1,900	19,517	77	1,900	19,594	21,494	1,393	2015	3 – 40 Years
ARIUM at Palmer Ranch	FL	26,925		7,800	30,597	2,734	7,800	33,331	41,131	2,311	2016	3 – 40 Years
ARIUM Gulfshore	FL	32,626		10,000	36,047	2,837	10,000	38,884	48,884	2,688	2016	3 – 40 Years
The Preserve at Henderson Beach	FL	36,312		4,100	50,117	828	4,100	50,945	55,045	2,974	2016	3 – 40 Years
ARIUM Westside	GA	52,150		8,657	63,402	2,018	8,657	65,420	74,077	2,879	2016	3 – 40 Years
ARIUM Glenridge	GA	48,431		14,513	52,324	3,999	14,513	56,323	70,836	2,175	2016	3 – 40 Years
ARIUM Pine Lakes	FL	26,950		5,760	31,854	798	5,760	32,652	38,412	1,786	2016	3 – 40 Years
The Brodie	TX	34,825		5,400	42,497	1,553	5,400	44,050	49,450	1,920	2016	3 – 40 Years
Roswell City Walk	GA	51,000		8,423	66,249	67	8,423	66,316	74,739	2,446	2016	3 – 40 Years
James on South First	TX	26,500		3,500	32,471	557	3,500	33,028	36,528	1,164	2016	3 – 40 Years
Preston View	NC	41,066		8,800	49,610	319	8,800	49,929	58,729	1,471	2017	3 – 40 Years
Wesley Village	NC	40,545		5,600	50,062	781	5,600	50,843	56,443	1,124	2017	3 – 40 Years
Wesley Village II	NC	—		270	—	—	270	—	270	—	2017	3 – 40 Years
Marquis at Crown Ridge	TX	29,217		4,000	35,209	371	4,000	35,580	39,580	626	2017	3 – 40 Years
Marquis at Stone Oak	TX	43,125		4,400	50,548	408	4,400	50,956	55,356	986	2017	3 – 40 Years
Marquis at The Cascades I	TX	33,207		3,200	41,120	605	3,200	41,725	44,925	720	2017	3 – 40 Years
Marquis at The Cascades II	TX	23,175		2,450	25,827	259	2,450	26,086	28,536	423	2017	3 – 40 Years
Marquis at TPC	TX	17,183		1,900	18,795	313	1,900	19,108	21,008	385	2017	3 – 40 Years
Villages at Cypress Creek	TX	26,200		4,650	35,990	701	4,650	36,691	41,341	322	2017	3 – 40 Years
Citrus Tower	FL	41,438		5,208	49,388	29	5,208	49,417	54,625	459	2017	3 – 40 Years
Outlook at Greystone	AL	—	(1)	3,950	31,664	101	3,950	31,765	35,715	185	2017	3 – 40 Years
ARIUM Hunter’s Creek	FL	72,294		9,600	86,202	49	9,600	86,251	95,851	500	2017	3 – 40 Years
ARIUM Metrowest	FL	—	(1)	10,200	74,768	46	10,200	74,814	85,014	450	2017	3 – 40 Years
The Mills	SC	26,777		3,300	36,969	—	3,300	36,969	40,269	102	2017	3 – 40 Years
Subtotal		946,101		168,131	1,254,216	30,227	169,135	1,283,439	1,452,574	55,171
Non-Real Estate assets
REIT Operator	MI	—		—	185	—	—	185	185	6	2017	5 Years
Subtotal		—		—	185	—	—	185	185	6
Total		$946,101		$168,131	$1,254,401	$30,227	$169,135	$1,283,624	$1,452,759	$55,177

(1)	Outlook at Greystone and ARIUM Metrowest were funded, in part, by a secured credit facility. As of December 31, 2017, the outstanding credit facility balance is $67.67 million.

Bluerock Residential Growth REIT, Inc.

Notes to Schedule III

1. Reconciliation of Real Estate Properties

The following table reconciles the Real Estate Properties from January 1, 2015 to December 31, 2017.

	2017	2016	2015
Balance at January 1	$1,029,214	$556,820	$299,686
Construction and acquisition cost	701,262	508,218	272,602
Disposition of real estate	(277,717)	(35,824)	(15,468)
Balance at December 31	$1,452,759	$1,029,214	$556,820

2. Reconciliation of Accumulated Depreciation

The following table reconciles the Real Estate Properties from January 1, 2015 to December 31, 2017.

	2017	2016	2015
Balance at January 1	$42,137	$23,437	$11,275
Current year depreciation expense	35,538	23,580	12,445
Disposition of real estate	(22,498)	(4,880)	(283)
Balance at December 31	$55,177	$42,137	$23,437

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

Exhibit Number	Description
2.1	Contribution and Sale Agreement, dated as of August 3, 2017, by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., and Bluerock TRS Holdings, LLC, BRG Manager, LLC, Bluerock REIT Operator, LLC, Bluerock Real Estate, L.L.C., Konig & Associates, LLC., Jenco Business Advisors, Inc., The Kachadurian Group LLC, James G. Babb, III, Jordan B. Ruddy, and Ryan S. MacDonald, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 4, 2017.
2.2	Amendment No. 1 to Contribution and Sale Agreement, dated as of August 9, 2017, by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., and Bluerock TRS Holdings, LLC, BRG Manager, LLC, Bluerock REIT Operator, LLC, Bluerock Real Estate, L.L.C., Konig & Associates, LLC., Jenco Business Advisors, Inc., The Kachadurian Group LLC, James G. Babb, III, Jordan B. Ruddy, and Ryan S. MacDonald, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 15, 2017.
3.1	Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
3.2	Articles of Amendment of the Company, incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-184006)
3.3	Second Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)
3.4	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, dated March 26, 2014, incorporated by reference to Exhibit 3.6 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)
3.5	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, dated March 26, 2014, incorporated by reference to Exhibit 3.7 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)
3.6	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, dated March 31, 2014, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed April 1, 2014
3.7	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, dated March 31, 2014, incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed April 1, 2014
3.8	Articles Supplementary of the Company, dated October 20, 2015, incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-A filed October 20, 2015
3.9	Articles Supplementary of the Company, dated December 16. 2015, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 22, 2015
3.10	Articles Supplementary of the Company, dated February 26, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 1, 2016

Exhibit Number	Description
3.11	Articles Supplementary of the Company, dated March 29, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 29, 2016
3.12	Articles Supplementary of the Company, dated July 15, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 18, 2016
3.13	Articles Supplementary of the Company, dated October 10, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 12, 2016
3.14	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)
3.15	Third Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 9, 2017
3.16	Articles Supplementary of the Company, dated July 20, 2017, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 21, 2017
3.17	Articles Supplementary of the Company, dated October 26, 2017, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017
3.18	Articles Supplementary of the Company, dated November 14, 2017, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 20, 2017
4.1	LTIP Unit Vesting Agreement, between and among the Company, Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated April 2, 2014, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
4.2	Registration Rights Agreement by and among Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund III, LLC, BR SOIF II Manager, LLC, BR SOIF III Manager, LLC and the Company, dated April 2, 2014, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on April 8, 2014
4.3	Registration Rights Agreement among BR-NPT Springing Entity, LLC, BR-North Park Towers, LLC and the Company, dated April 2, 2014, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on April 8, 2014
4.4	Tax Protection Agreement by and among the Company, Bluerock Residential Holdings, L.P. and BR-NPT Springing Entity, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on April 8, 2014
4.5	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and R. Ramin Kamfar, dated April 2, 2014, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed April 8, 2014
4.6	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Gary T. Kachadurian, dated April 2, 2014, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed April 8, 2014
4.7	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Michael L. Konig, dated April 2, 2014, incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed April 8, 2014
4.8	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Christopher J. Vohs, dated April 2, 2014, incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed April 8, 2014
4.9	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and I. Bobby Majumder, dated April 2, 2014, incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed April 8, 2014

Exhibit Number	Description
4.10	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Brian D. Bailey, dated April 2, 2014, incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed April 8, 2014
4.11	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Romano Tio, dated April 2, 2014, incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed April 8, 2014
4.12	LTIP Unit Vesting Agreement by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., and BRG Manager, LLC, dated July 2, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2015
4.13	Stock Award Agreement by and between the Company and Brian D. Bailey, dated as of March 24, 2015, incorporated by reference to Exhibit 4.60 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
4.14	Stock Award Agreement by and between the Company and I. Bobby Majumder, dated as of March 24, 2015, incorporated by reference to Exhibit 4.61 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
4.15	Stock Award Agreement by and between the Company and Romano Tio, dated as of March 24, 2015, incorporated by reference to Exhibit 4.62 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
4.16	Form of Amendment to Stock Award Agreement, incorporated by reference to Exhibit 4.63 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
4.17	LTIP Unit Vesting Agreement by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., and BRG Manager, LLC, dated August 3, 2016, incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016
4.18	Letter Agreement, by and between Bluerock Residential Growth REIT, Inc. and Cetera Financial Group, Inc., dated as of February 6, 2017, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 8, 2016
4.19	Letter Agreement, by and between Bluerock Residential Growth REIT, Inc. and Cetera Financial Group, Inc., dated as of February 6, 2017, incorporated by reference to Exhibit 4.1 to the Company Current Report on Form 8-K filed on February 8, 2017
10.1	Management Agreement by and among the Company, Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2014
10.2	Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated April 2, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed on April 8, 2014
10.3	First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 21, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 21, 2015
10.4	Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated December 21, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 22, 2015
10.5	Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated March 1, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 1, 2016

Exhibit Number	Description
10.6	Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated July 15, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 18, 2016
10.7	Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 11, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 12, 2016
10.8	Limited Liability Company/Joint Venture Agreement of BR Springhouse Managing Member, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.9	Limited Liability Company/Joint Venture Agreement of BR Hawthorne Springhouse JV, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.10	First Amendment to Limited Liability Company Agreement of BR Springhouse Managing Member, LLC, dated as of June 27, 2012, incorporated by reference to Exhibit 10.54 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.11	Limited Liability Company Agreement of BR Enders Managing Member, LLC, dated as of October 2, 2012, incorporated by reference to Exhibit 10.59 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.12	Limited Liability Company Agreement of Waypoint Bluerock Enders JV, LLC, dated as of October 2, 2012, incorporated by reference to Exhibit 10.60 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.13	Amended and Restated Limited Liability Company Agreement of Waypoint Enders Owner, LLC, dated as of October 2, 2012, incorporated by reference to Exhibit 10.61 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.14	Multifamily Note — CME by and between Waypoint Enders Owner, LLC and Jones Lang LaSalle Operations, L.L.C., dated October 2, 2012, incorporated by reference to Exhibit 10.62 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.15	Multifamily Loan and Security Agreement — CME by and among Waypoint Enders Owner, LLC and Jones Lang LaSalle Operations, L.L.C., dated October 2, 2012, incorporated by reference to Exhibit 10.63 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.16	Backstop Agreement by and among Robert C. Rohdie, Waypoint Enders Investors, LP, Waypoint Enders GP, LLC and BR Enders Managing Member, LLC, dated October 2, 2012, incorporated by reference to Exhibit 10.64 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.17	Property Management Agreement by and among Waypoint Enders Owner, LLC and Bridge Real Estate Group, LLC d/b/a Waypoint Management, dated October 2, 2012, incorporated by reference to Exhibit 10.65 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.18	Asset Management Agreement by and among Waypoint Enders Owner, LLC and Waypoint Residential, LLC dated October 2, 2012, incorporated by reference to Exhibit 10.66 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.19	Operating Agreement of BR Stonehenge 23Hundred JV, LLC, dated as of October 18, 2012, incorporated by reference to Exhibit 10.73 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

Exhibit Number	Description
10.20	Membership Interest Purchase Agreement by and among BEMT Berry Hill, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated December 17, 2012, incorporated by reference to Exhibit 10.85 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.21	Amended and Restated Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated December 26, 2012, incorporated by reference to Exhibit 10.88 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
10.22	First Amendment to Amended and Restated Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated August 13, 2013, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013
10.23	Second Amended and Restated Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated August 29, 2013, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013
10.24	Contribution Agreement by and between BR-NPT Springing Entity, LLC and Bluerock Residential Holdings, L.P., effective as of March 10, 2014, incorporated by reference to Exhibit 10.91 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)
10.25	Contribution Agreement by and among Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund III, LLC and the Company, effective as of March 10, 2014, incorporated by reference to Exhibit 10.92 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-192610)
10.26	Contribution Agreement by and between Bluerock Special Opportunity + Income Fund II, LLC and the Company, effective as of March 10, 2014, incorporated by reference to Exhibit 10.93 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-192610)
10.27	Contribution Agreement by and among Bluerock Special Opportunity + Income Fund, LLC, Bluerock Special Opportunity + Income Fund II, LLC and the Company, effective as of March 10, 2014, incorporated by reference to Exhibit 10.94 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-192610)
10.28	Contribution Agreement by and between Bluerock Special Opportunity + Income Fund, LLC and the Company, effective as of March 10, 2014, incorporated by reference to Exhibit 10.95 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-192610)
10.29	Assignment of Membership Interest in BR Oak Crest Villas, LLC by and between Bluerock Special Opportunity + Income Fund II, LLC and BRG Oak Crest, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.30	Assignment of Membership Interest in BR Waterford JV Member, LLC by and between Bluerock Special Opportunity + Income Fund, LLC and BRG Waterford, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.31	Assignment of Membership Interest in BR Waterford JV Member, LLC by and between Bluerock Special Opportunity + Income Fund II, LLC and BRG Waterford, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

Exhibit Number	Description
10.32	Membership Interest Purchase and Sale Agreement between and among Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund III, LLC and Bluerock Residential Holdings, L.P., effective as of May 15, 2014, incorporated by reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.33	Membership Interest Purchase Agreement between and among Waypoint Enders Investors, LP, Waypoint Enders GP, LLC, and Waypoint Bluerock Enders JV, LLC, effective as of May 28, 2014, incorporated by reference to Exhibit 10.96 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.34	Limited Liability Company Agreement of BR Oak Crest Villas, LLC, by Bluerock Special Opportunity + Income Fund II, LLC, dated December 12, 2011, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.35	First Amendment to Limited Liability Company Agreement of BR Oak Crest Villas, LLC between and among BRG Oak Crest, LLC, Dr. Reza Kamfar and Forough Kamfar, as joint tenants with rights of survivorship, Susan Kamfar and Stephanie Kamfar, effective as of April 2, 2014, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.36	Limited Liability Company Agreement of Villas Partners, LLC by and between Oak Crest Villas JV, LLC, Ryan L. Hanks and Jordan Ruddy, effective as of November 18, 2011, incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.37	Limited Liability Company/Joint Venture Agreement of BR Waterford JV Member, LLC by and between Bluerock Special Opportunity + Income Fund, LLC and Bluerock Special Opportunity + Income Fund II, LLC, dated February 23, 2012, incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.38	First Amendment to Limited Liability Company/Joint Venture Agreement of BR Waterford JV Member, LLC by BRG Waterford, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.39	Limited Liability Company/Joint Venture Agreement of Agreement of Bell BR Waterford Crossing JV, LLC, by and between BR Waterford JV Member, LLC and Bell HNW Nashville Portfolio, LLC, dated March 29, 2012, incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.40	First Amendment to Limited Liability Company/Joint Venture Agreement for Bell BR Waterford Crossing JV, LLC, by and between BR Waterford JV Member, LLC and Bell HNW Nashville Portfolio, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.41	Limited Liability Company Agreement of Oak Crest Villas JV, LLC by and between BR Oak Crest Villas, LLC and Oak Crest Investors, LLC, dated January 31, 2012, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.42	Consent and Modification Agreement Regarding Transfer of Interests by and among Villas Partners, LLC, Ryan Hanks, and U.S. Bank National Association as Trustee for the registered holders of Wells Fargo Commercial Mortgage Securities, Inc., Multifamily Mortgage Pass-Through Certificates, Series 2012-K709, dated April 2, 2014, incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

Exhibit Number	Description
10.43	Limited Liability Company Agreement of BRG T&C BLVD Houston, LLC, by and between BRG T&C BLVD Houston, LLC and Bluerock Residential Holdings, L.P., dated June 30, 2014, incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.44	Limited Liability Company Agreement of BR T&C BLVD JV Member, LLC by and among BRG T&C BLVD Houston, LLC, Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund III, LLC, and Bluerock Growth Fund, LLC, dated July 1, 2014, incorporated by reference to Exhibit 10.161 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-198770)
10.45	Limited Liability Company Agreement of BR T&C BLVD., LLC, by and between HCH 106 Town and County L.P. and BR T&C BLVD JV Member, LLC, dated June 30, 2014, incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.46	Development Agreement by and between BR T&C BLVD., LLC and Maple Multi-Family Operations, L.L.C., dated June 30, 2014, incorporated by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.47	Owner-Contractor Construction Agreement by and between BR T&C Blvd., LLC and Maple Multi-Family TX Contractor, L.L.C., dated June 30, 2014, incorporated by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.48	Construction Loan Agreement by and between BR T&C BLVD., LLC, Compass Bank, and the lenders that are or become a signatory thereto, dated July 1, 2014, incorporated by reference to Exhibit 10.165 to the Company’s Registration Statement on Form S-11 (No. 333-198770)
10.49	Guaranty Agreement by and between CFP Residential, L.P. CFH Maple Residential Investor, L.P., VF MultiFamily Holdings, Ltd. VF Residential, Ltd., and Maple Residential, L.P. in favor of Compass Bank and the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.166 to the Company’s Registration Statement on Form S-11 (No. 333-198770)
10.50	Environmental Indemnity Agreement by and between BR T&C BLVD., LLC, Compass Bank, and the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.167 to the Company’s Registration Statement on Form S-11 (No. 333-198770)
10.51	Promissory Note by and between BR T&C BLVD, LLC and Compass Bank, dated July 1, 2014, incorporated by reference to Exhibit 10.168 to the Company’s Registration Statement on Form S-11 (No. 333-198770)
10.52	Promissory Note by and between BR T&C BLVD, LLC and Patriot Bank, dated July 1, 2014, incorporated by reference to Exhibit 10.169 to the Company’s Registration Statement on Form S-11 (No. 333-198770)
10.53	Assignment and Subordination of Development Agreement by and between BR T&C BLVD., LLC and Maple Multi-Family Operations, L.L.C. for the benefit of Compass Bank and the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.170 to the Company’s Registration Statement on Form S-11 (No. 333-198770)
10.54	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between BR T&C BLVD., LLC to Lee Q. Vardaman, Trustee for the benefit of Compass Bank as administrative agent for the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.171 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

Exhibit Number	Description
10.55	Senior Secured Credit Facility Fee Letter by and between BR T&C BLVD., LLC and Compass Bank as administrative agent for the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.172 to the Company’s Registration Statement on Form S-11 (No. 333-198770)
10.56	Amended and Restated Limited Liability Company Agreement of BR Orlando UCFP, LLC, by and between BRG UCFP Investor, LLC and Bluerock Special Opportunity + Income Fund, LLC, dated July 30, 2014, incorporated by reference to Exhibit 10.84 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.57	Operating Agreement of BR/CDP UCFP Venture, LLC, by and between CDP UCFP Developer, LLC and BR Orlando UCFP, LLC, dated January 15, 2014, incorporated by reference to Exhibit 10.86 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.58	Limited Liability Company Agreement of BRG UCFP Investor, LLC, by Bluerock Residential Holdings, L.P., dated July 30, 2014, incorporated by reference to Exhibit 10.87 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014
10.59	Redemption Agreement by and between BR Berry Hill Managing Member, LLC, Bluerock Growth Fund, LLC, BEMT Berry Hill, LLC and Bluerock Special Opportunity + Income Fund, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.187 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.60	Contribution and Distribution Agreement by and among BR Berry Hill Managing Member, LLC, BR Berry Hill Managing Member II, LLC, Bluerock Special Opportunity + Income Fund III, LLC, and BEMT Berry Hill, LLC, datedDecember 9,2014, incorporated by reference to Exhibit 10.188 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.61	Amended and Restated Limited Liability Company Agreement of BR Stonehenge 23Hundred JV, LLC by and among BR Berry Hill Managing Member, LLC and BR Berry Hill Managing Member II, LLC,dated December 9,2014, incorporated by reference to Exhibit 10.189 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.62	Redemption Agreement by and among BR Stonehenge 23Hundred JV, LLC, BR Berry Hill Managing Member, LLC, BR Berry Hill Managing Member II, LLC, Bluerock Growth Fund, LLC, and Stonehenge 23Hundred JV Member, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.190 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.63	Tenancy in Common Agreement by and among SH 23 Hundred TIC, LLC, 23Hundred, LLC, and BGF 23Hundred, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.191 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.64	Redemption Agreement between and among BR Stonehenge 23Hundred JV, LLC, Bluerock Growth Fund, LLC, BR Berry Hill Managing Member, LLC, and BR Berry Hill Managing Member II, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.193 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.65	Assumption Agreement by and among Fifth Third Bank, 23Hundred, LLC, SH 23Hundred TIC, LLC, and BGF 23Hundred, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.194 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.66	Limited Liability Company Agreement of BR Berry Hill Managing Member II, LLC, by and between BEMT Berry Hill, LLC and Bluerock Special Opportunity + Growth Fund III, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.195 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

Exhibit Number	Description
10.67	Purchase and Sale Agreement by and between 23Hundred, LLC, BGF 23Hundred, LLC and SH 23Hundred TIC, LLC and Sentinel Acquisitions Corp., dated December 10, 2014, incorporated by reference to Exhibit 10.196 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.68	First Amendment to Purchase and Sale Agreement by and between 23Hundred, LLC, BGF 23Hundred, LLC and SH 23Hundred TIC, LLC and Sentinel Acquisitions Corp., dated December 15, 2014, incorporated by reference to Exhibit 10.197 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.69	Second Amendment to Purchase and Sale Agreement by and between 23Hundred, LLC, BGF 23Hundred, LLC and SH 23Hundred TIC, LLC and Sentinel Acquisitions Corp., dated December 17, 2014, incorporated by reference to Exhibit 10.198 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.70	Purchase and Sale Agreement by and between Bell HNW Waterford, LLC, Bell BR Waterford Crossing JV, LLC, and Bel Hendersonville LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.199 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.71	Assumption and Release Agreement by and among Bell BR Waterford Crossing JV, LLC, Bell HNW Waterford,LLC,Bluerock Residential Growth REIT Inc., Bell Partners Inc., and Bell HNW Nashville Portfolio, LLC, dated December 3, 2014, incorporated by reference to Exhibit 10.200 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.72	Redemption Agreement by and among Bell BR Waterford Crossing JV, LLC, BR Waterford JV Member, LLC, BR Waterford JV Minority Member, LLC, and Bell HNW Nashville Portfolio, LLC, dated December 3, 2014, incorporated by reference to Exhibit 10.201 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.73	Tenants In Common Agreement by and among Bell BR Waterford Crossing JV, LLC and Bell HNW Waterford, LLC, dated December 3, 2014, incorporated by reference to Exhibit 10.202 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.74	Amended and Restated Limited Liability Company Agreement by and among BR Waterford JV Member, LLC and BR Waterford JV Minority Member, LLC, dated December 3, 2014, incorporated by reference to Exhibit 10.203 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.75	Second Amendment to Multifamily Loan and Security Agreement by and between Bell BR Waterford Crossing JV LLC, Bell HNW Waterford, LLC, and Fannie Mae, dated December 3, 2014, incorporated by reference to Exhibit 10.204 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.76	Development Agreement by and between BR Bellaire Blvd, LLC, and Maple Multi-Family Operations, L.L.C., dated January 9, 2015, incorporated by reference to Exhibit 10.205 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.77	Limited Liability Company Agreement of BR Bellaire Blvd, LLC by and between Blaire House, LLC, and BR Southside Member, LLC, dated January 9, 2015, incorporated by reference to Exhibit 10.206 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.78	Guaranty Agreement by CFP Residential, L.P., CFH Maple Residential Investor, L.P., VF MultiFamily Holdings, Ltd., VF Residential, Ltd., and Maple Residential, L.P., in favor of BR Southside Member, LLC and BR Bellaire Blvd, LLC, dated January 9, 2015, incorporated by reference to Exhibit 10.207 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

Exhibit Number	Description
10.79	Owner-Contractor Construction Agreement by and between BR Bellaire Blvd, LLC and Maple Multi-Family TX Contractor, L.L.C. dated January 9, 2015, incorporated by reference to Exhibit 10.208 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.80	Property Management Agreement by and between BR Carroll Arium Grande Lakes Owner, LLC and Carroll Management Group, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.209 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.81	Assignment of Management Agreement by and among BR Carroll Arium Grande Lakes Owner, LLC, Walker & Dunlop, LLC, and Carroll Management Group, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.210 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.82	Consolidated, Amended and Restated Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BR Carroll Arium Grande Lakes Owner, LLC, to and for the benefit of Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.211 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.83	Operations and Maintenance Agreement – Moisture Management Plan by and between BR Carroll Arium Grande Lakes Owner, LLC and Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.212 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.84	Interest Rate Cap Reserve and Security Agreement by and between BR Carroll Arium Grande Lakes Owner, LLC and Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.213 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.85	Environmental Indemnity Agreement by BR Carroll Arium Grande Lakes Owner, LLC, to and for the benefit of Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.214 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.86	Guaranty of Non-Recourse Obligations by MPC Partnership Holdings LLC, to and for the benefit of Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.215 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.87	Assignment of Security Instrument (Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing) by Walker & Dunlop, LLC, to and for the benefit of Fannie Mae, dated November 4, 2014, incorporated by reference to Exhibit 10.216 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.88	Consolidated, Amended and Restated Multifamily Note by and between BR Carroll Arium Grande Lakes Owner, LLC and Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.217 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.89	Multifamily Loan and Security Agreement (Non-Recourse) by and between BR Carroll Arium Grande Lakes Owner, LLC and Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.218 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.90	Limited Liability Company Agreement of BR Carroll Grande Lakes JV, LLC by and between BRG Grande Lakes, LLC and Carroll Co-Invest III Grande Lakes, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.219 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

Exhibit Number	Description
10.91	Limited Liability Company Agreement of BR Carroll Arium Grande Lakes Owner, LLC by and between BR Carroll Grande Lakes JV, LLC and Bluerock Asset Management LLC, effective as of October 2, 2014, incorporated by reference to Exhibit 10.220 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.92	Limited Liability Agreement of BRG Grande Lakes, LLC, by and between BRG Grande Lakes, LLC and Bluerock Residential Holdings, L.P., dated October 2, 2014, incorporated by reference to Exhibit 10.221 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014
10.93	Amended and Restated Limited Liability Company Agreement of 23Hundred, LLC by BR Stonehenge 23Hundred JV, LLC, dated as of December 31, 2014, incorporated by reference to Exhibit 10.169 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015
10.94	Limited Liability Company Agreement of BR Southside Member, LLC by and among BRG Southside, LLC, Bluerock Special Opportunity + Income Fund II, LLC, and Bluerock Special Opportunity + Income Fund III, LLC, dated December 22, 2014, incorporated by reference to Exhibit 10.170 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015
10.95	Limited Liability Company Agreement of BEMT Berry Hill, LLC by and between Bluerock Multifamily Holdings, L.P. and BEMT Berry Hill, LLC, dated as of October 18, 2012, incorporated by reference to Exhibit 10.171 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015
10.96	Purchase and Sale Agreement by and between Park Kingston Investors, LLC and Bluerock Real Estate, L.L.C., dated as of January 15, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2015
10.97	Amendment to Purchase and Sale Agreement by and between Park Kingston Investors, LLC and Bluerock Real Estate, L.L.C., dated as of February 17, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 20, 2015
10.98	Second Amendment to Purchase and Sale Agreement by and between Park Kingston Investors, LLC and Bluerock Real Estate, L.L.C., dated as of February 20, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 20, 2015
10.99	Partial Assignment and Assumption of Purchase and Sale Agreement by and between Bluerock Real Estate, L.L.C. and BR Park & Kingston Charlotte, LLC, dated as of February 20, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 20, 2015
10.100	Limited Liability Company Agreement of BR Park & Kingston Charlotte, LLC by 23Hundred, LLC, dated effective as of January 8, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 20, 2016
10.101	Amendment to Amended and Restated Limited Liability Company Agreement of 23Hundred, LLC by BR Stonehenge 23Hundred JV, LLC, dated January 8, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 20, 2015
10.102	Multifamily Loan and Security Agreement (Non-Recourse) by and between BR Park & Kingston Charlotte, LLC and CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 20, 2015
10.103	Multifamily Note by and between BR Park & Kingston Charlotte, LLC and CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 20, 2016

Exhibit Number	Description
10.104	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BR Park & Kingston Charlotte, LLC for the benefit of CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on March 20, 2015
10.105	Assignment of Management Agreement by and between BR Park & Kingston Charlotte, LLC, CBRE Multifamily Capital, Inc., and Bell Partners Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on March 20, 2015
10.106	Environmental Indemnity Agreement and between BR Park & Kingston Charlotte, LLC and CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on March 20, 2015
10.107	Assignment of Collateral Agreements and Other Loan Documents by and between BR Park & Kingston Charlotte, LLC and CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on March 20, 2015
10.108	Agreement of Purchase and Sale by and between WRPV XI FH Austin, L.P. and Bluerock Real Estate, L.L.C., dated as of January 19, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 1, 2015
10.109	Assignment of Agreement of Purchase and Sale by and between Bluerock Real Estate, L.L.C., BR Fox Hills TIC-1, LLC, and BR Fox Hills TIC-2, LLC dated as of March 5, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 1, 2015
10.110	Tenants In Common Agreement by and among BR Fox Hills TIC-1, LLC and BR Fox Hills TIC-2, LLC, dated as of March 26, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 1, 2015
10.111	Limited Liability Company Agreement of BR Fox Hills TIC-1, LLC by and between 23Hundred, LLC and Bluerock Asset Management LLC, effective as of February 10, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 1, 2015
10.112	Limited Liability Company Agreement of BR Fox Hills TIC-2, LLC among Bell BR Waterford Crossing JV, LLC and Bluerock Asset Management LLC, effective as of February 10, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on April 1, 2015
10.113	Second Amended and Restated Limited Liability Company Agreement of Bell BR Waterford Crossing JV, LLC by and among BR Waterford JV Member, LLC, BR Waterford JV Minority Member, LLC, Durant Holdings, LLC, V BELLS LLC, and Craig S. West, effective as of March 26, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 1, 2015
10.114	Property Management Agreement by and between BR Park & Kingston Charlotte, LLC and Bell Partners Inc., dated March 16, 2015, incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015
10.115	Property Management Agreement by and between Bluerock Property Management, LLC and Bell Partners, Inc., dated March 26, 2015, incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015
10.116	Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement, Fixture Filing and Financing Statement by BR Bellaire BLVD , LLC for the benefit of Bank of America, N.A., dated April 7, 2015, incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015

Exhibit Number	Description
10.117	Construction Loan Agreement among BR Bellaire Blvd, LLC, Bank of America, N.A. as Administrative Agent and Lender and the other financial institutions party thereto dated as of April 7, 2015, incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015
10.118	Deed of Trust Note made by BR Bellaire Blvd, LLC in favor of Bank of America, N.A. dated as of April 7, 2015, incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015
10.119	Ground Lease by and between Prokop Industries BH, L.P. and BR Bellaire BLVD, LLC, dated as of January 12, 2015, incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015
10.120	Assignment Agreement by and between Bluerock Real Estate, L.L.C. and BRG Ashton NC, LLC, dated May 12, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2015
10.121	Purchase Agreement by and between AR I Borrower, LLC and Bluerock Real Estate, L.L.C., dated May 12, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2015
10.122	Operating Agreement of BR-TBR Whetstone Venture, LLC by and between TriBridge Co-Invest 27, LLC and BR Whetstone Member, LLC, dated as of May 20, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 27, 2015
10.123	Limited Liability Company Agreement of BR Whetstone Member, LLC by and among BRG Whetstone Durham, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated as of May 20, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 27, 2015
10.124	Limited Liability Company Agreement of BR-TBR Whetstone Owner, LLC by BR-TBR Whetstone Venture, LLC, dated as of May 20, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 27, 2015
10.125	Purchase and Sale Agreement by and between AH Durham Apartments, LLC and TriBridge, LLC, dated as of December 1, 2014, incorporated by reference to Exhibit 10.210 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.126	First Amendment to Purchase and Sale Agreement by and between AH Durham Aparttments, LLC and TriBridge, LLC, dated as of February 20, 2015, incorporated by reference to Exhibit 10.211 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.127	Second Amendment to Purchase and Sale Agreement by and between AH Durham Apartments, LLC and TriBridge, LLC, dated as of February 24, 2015, incorporated by reference to Exhibit 10.212 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.128	Third Amendment to Purchase and Sale Agreement by and between AH Durham Apartments, LLC and TriBridge, LLC, dated as of February 26, 2015, incorporated by reference to Exhibit 10.213 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.129	Fourth Amendment to Purchase and Sale Agreement by and between AH Durham Apartments, LLC and TriBridge, LLC, dated as of March 4, 2015, incorporated by reference to Exhibit 10.214 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

Exhibit Number	Description
10.130	Property Management Agreement by and between BR-TBR Whetstone Owner, LLC and TriBridge Residential Property Management Advisors, LLC, dated as of May 20, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 27, 2015
10.131	Backstop Agreement by and between TriBridge Residential, LLC and Bluerock Residential Growth REIT, Inc., dated as of May 20, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 27, 2015
10.132	Loan Agreement by and between BR-TBR Whetstone Owner, LLC and KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed May 27, 2015
10.133	Guaranty Agreement by Bluerock Residential Growth REIT, Inc. in favor of KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 27, 2015
10.134	Environmental and Hazardous Substances Indemnity Agreement by BR-TBR Whetstone Owner, LLC and Bluerock Residential Growth REIT, Inc. for the benefit of KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed May 27, 2015
10.135	Assignment of Leases and Rents by BR-TBR Whetstone Owner, LLC for the benefit of KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed May 27, 2015
10.136	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Securing Future Advances by BR-TBR Whetstone Owner, LLC, in favor of Christopher T. Neil, Trustee for the benefit of KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed May 27, 2015
10.137	Promissory Note by BR-TBR Whetstone Owner, LLC for the benefit of KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed May 27, 2015
10.138	Bluerock Residential Growth REIT, Inc. Amended and Restated 2014 Equity Incentive Plan for Individuals, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 29, 2015
10.139	Bluerock Residential Growth REIT, Inc. Amended and Restated 2014 Equity Incentive Plan for Entities, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 29, 2015Bluerock Residential Growth REIT, Inc. Amended and Restated 2014 Equity Incentive Plan for Entities, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 29, 2015
10.140	Operating Agreement of BR/CDP CB Venture, LLC by and between BR Cheshire Member, LLC and CB Developer, LLC dated as of May 29, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 4, 2015
10.141	Limited Liability Company Agreement of BR Cheshire Member, LLC by and among BRG Cheshire, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 4, 2015
10.142	Limited Liability Company Agreement of CB Owner, LLC by BR/CDP CB Venture, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 4, 2015
10.143	Tenancy in Common Agreement by and among BR/CDP CB Venture, LLC, Duke of Lexington, LLC, and Commander Habersham, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 4, 2015

Exhibit Number	Description
10.144	TIC Management Agreement by and among BR/CDP CB Venture, LLC, Duke of Lexington, LLC, and Commander Habersham, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 4, 2015
10.145	Trust Agreement by and among BR/CDP CB Venture, LLC, Duke of Lexington, LLC, Commander Habersham, LLC and CB Owner, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed June 4, 2015
10.146	Development Agreement by and among CB Owner, LLC and CDP Developer I, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 4, 2015
10.147	Second Amendment to Management Agreement, by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated August 6, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 12, 2015
10.148	Promissory Note by AR I Borrower, LLC for the benefit of Sun Life Assurance Company of Canada, dated as of November 22, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2015
10.149	Deed of Trust and Security Agreement and Fixture Filing by AR I Borrower, LLC, in favor of Sun Life Assurance Company of Canada, dated as of November 22, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 25, 2015
10.150	Assignment of Leases and Rents by AR I Borrower, LLC for the benefit of Sun Life Assurance Company of Canada, dated as of November 22, 2013, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 25, 2015
10.151	Note, Deed of Trust, and Related Loan Documents Assignment, Assumption and Modification Agreement by and among Sun Life Assurance Company of Canada, BR Ashton I Owner, LLC, Bluerock Residential Growth REIT, Inc., AR I Borrower, LLC, and Rob Meyer, Mark Mechlowitz, Jorge Sardinas, Robert Fishel, and Harold Katz, dated as of August 19, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 25, 2015
10.152	Environmental Indemnity by Bluerock Residential Growth REIT, Inc. and BR Ashton I Owner, LLC for the benefit of Sun Life Assurance Company of Canada, dated as of August 19, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 25, 2015
10.153	Guaranty of Non-Recourse Carve-Outs by Bluerock Residential Growth REIT, Inc. in favor of Sun Life Assurance Company of Canada, dated as of August 19, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 25, 2015
10.154	Letter of Undertaking by and between BR Ashton I Owner, LLC and Sun Life Assurance Company of Canada, dated as of August 19, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 25, 2015
10.155	Management Agreement by and between BR Ashton I Owner, LLC and GREP Southeast, LLC, dated as of August 19, 2015, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on August 25, 2015
10.156	Estoppel and Agreement by AR I Borrower, LLC for the benefit of BR Ashton I Owner, LLC, dated as of August 18, 2015, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 25, 2015

Exhibit Number	Description
10.157	Assignment of Purchase and Sale Agreement and Escrow Instructions by and between BRG Ashton NC, LLC and BR Ashton I Owner, LLC, dated as of August 19, 2015, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 25, 2015
10.158	Bill of Sale and Assignment and Assumption of Leases and Service Contracts by and between AR I Borrower, LLC and BR Ashton I Owner, LLC, dated as of August 19, 2015, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on August 25, 2015
10.159	Limited Liability Company Agreement of BRG Ashton NC, LLC by and between BRG Ashton NC, LLC and Bluerock Residential Holdings, L.P., dated as of April 15, 2015, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on August 25, 2015
10.160	Limited Liability Company Agreement of BR Ashton I Owner, LLC by and between BR Ashton I Owner, LLC and BRG Ashton NC, LLC, dated as of July 7, 2015, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on August 25, 2015
10.161	Limited Liability Company Agreement of BR Carroll World Gateway, LLC by and between BR Carroll World Gateway Orlando JV, LLC, Michael L. Konig and Jordan B. Ruddy, effective as of July 7, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015
10.162	Limited Liability Company Agreement of BR Carroll World Gateway Orlando JV, LLC by and between BR World Gateway JV Member, LLC and Carroll Co-Invest III World Gateway, LLC, dated as of August 20, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015
10.163	Limited Liability Company Agreement of BRG World Gateway Orlando, LLC by Bluerock Residential Holdings, L.P., effective as of June 24, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015
10.164	Multifamily Loan and Security Agreement by and between BR Carroll World Gateway, LLC and Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015
10.165	Guaranty by Bluerock Residential Growth REIT, Inc. and MPC Partnership Holdings LLC for the benefit of Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015
10.166	Florida Amended and Restated Multifamily Note by and between BR Carroll World Gateway, LLC and Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015
10.167	Amended and Restated Multifamily Mortgage, Assignment of Rents and Security Agreement by and between BR Carroll World Gateway, LLC and Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015
10.168	Agreement to Amend or Comply by and between BR Carroll World Gateway, LLC and Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

Exhibit Number	Description
10.169	Assignment of Management Agreement and Subordination of Management Fees by and between BR Carroll World Gateway, LLC, Jones Lang LaSalle Operations, L.L.C. and Carroll Management Group, LLC, dated as of August 20, 2015, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015
10.170	60-Day Letter by BR Carroll World Gateway, LLC for the benefit of Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015
10.171	Borrower’s Underwriting Certificate by BR Carroll World Gateway, LLC for the benefit of Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015
10.172	MMP and O&M Programs Implementation Certificate by BR Carroll World Gateway, LLC for the benefit of Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015
10.173	Backstop Agreement by and between MPC Partnership Holdings LLC, Carroll Management Group, LLC, and Bluerock Residential Growth REIT, Inc., dated as of August 20, 2015, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015
10.174	Assignment Agreement, between and among Bluerock Multifamily Advisor, LLC and BRG Manager, LLC, dated September 4, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2015
10.175	Limited Liability Company Agreement of BRG DFW Portfolio, LLC by Bluerock Residential Holdings, L.P., dated as of September 15, 2015, incorporated by reference to Exhibit 10.260 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.176	Limited Liability Company Agreement of BR DFW Portfolio JV Member, LLC by BRG DFW Portfolio, dated as of September 15, 2015, incorporated by reference to Exhibit 10.261 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.177	Limited Liability Company Agreement of BR Carroll DFW Portfolio JV, LLC by and between BR DFW Portfolio JV Member, LLC and Carroll Co-Invest III DFW Portfolio, LLC, dated as of October 29, 2015, incorporated by reference to Exhibit 10.262 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.178	Limited Liability Company Agreement of BR Carroll Phillips Creek Ranch, LLC by and among BR Carroll DFW Portfolio JV, LLC, Michael L. Konig and Jordan B. Ruddy, dated as of September 22, 2015, incorporated by reference to Exhibit 10.263 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.179	Limited Liability Company Agreement of BR Carroll Phillips Creek Ranch Holdings, LLC by and among BR Carroll DFW Portfolio JV, LLC, Michael L. Konig and Jordan B. Ruddy, dated as of September 22, 2015, incorporated by reference to Exhibit 10.264 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.180	Limited Liability Company Agreement of BR Carroll Keller Crossing, LLC by and among BR Carroll DFW Portfolio JV, LLC, Michael L. Konig and Jordan B. Ruddy, dated as of September 15, 2015, incorporated by reference to Exhibit 10.265 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

Exhibit Number	Description
10.181	Limited Liability Company Agreement of BR Carroll Keller Crossing Holdings, LLC by and among BR Carroll DFW Portfolio JV, LLC, Michael L. Konig and Jordan B. Ruddy, dated as of September 15, 2015, incorporated by reference to Exhibit 10.266 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.182	Property Management Agreement by and between BR Carroll Phillips Creek Ranch, LLC and Carroll Management LLC, dated as of October 29, 2015, incorporated by reference to Exhibit 10.267 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.183	Property Management Agreement by and between BR Carroll Keller Crossing, LLC and Carroll Management LLC, dated as of October 29, 2015, incorporated by reference to Exhibit 10.268 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.184	Guaranty by Carroll Multifamily Real Estate Fund III, LP and Bluerock Residential Growth REIT, Inc. in favor of CBRE Capital Markets, Inc., dated as of October 29, 2015, incorporated by reference to Exhibit 10.269 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.185	Multifamily Loan and Security Agreement by and between BR Carroll Phillips Creek Ranch, LLC and CBRE Capital Markets, Inc., dated October 29, 2015, incorporated by reference to Exhibit 10.270 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.186	Multifamily Note by BR Carroll Phillips Creek Ranch, LLC in favor of CBRE Capital Markets, Inc., dated as of October 29, 2015, incorporated by reference to Exhibit 10.271 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.187	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by BR Carroll Phillips Creek Ranch, LLC and Rebecca S. Conrad, as trustee, in favor of CBRE Capital Markets, Inc., dated as of October 29, 2015, incorporated by reference to Exhibit 10.272 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.188	Assignment of Management Agreement and Subordination of Management Fees by BR Carroll Phillips Creek Ranch, LLC and Carroll Management Group, LLC in favor of CBRE Capital Markets, Inc., dated as of October 29, 2015, incorporated by reference to Exhibit 10.273 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.189	Promissory Note by BR Carroll Keller Crossing, LLC in favor of The Northwestern Mutual Life Insurance Company, dated as of October 22, 2015, incorporated by reference to Exhibit 10.274 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.190	Guarantee of Recourse Obligations by Carroll Multifamily Real Estate Fund III, LP and Bluerock Residential Growth REIT, Inc. in favor of The Northwestern Mutual Life Insurance Company, dated as of October 22, 2015, incorporated by reference to Exhibit 10.275 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.191	Environmental Indemnity Agreement by BR Carroll Keller Crossing, LLC, Carroll Multifamily Real Estate Fund III, LP, Bluerock Residential Growth REIT, Inc. in favor of The Northwestern Mutual Life Insurance Company, dated as of October 22, 2015, incorporated by reference to Exhibit 10.276 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.192	Deed of Trust and Security Agreement by BR Carroll Keller Crossing, LLC in favor of The Northwestern Mutual Life Insurance Company, dated as of October 22, 2015, incorporated by reference to Exhibit 10.277 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

Exhibit Number	Description
10.193	Absolute Assignment of Leases and Rents by BR Carroll Keller Crossing, LLC in favor of The Northwestern Mutual Life Insurance Company, dated as of October 22, 2015, incorporated by reference to Exhibit 10.278 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.194	Third Amendment to Management Agreement, by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated November 10, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed on November 17, 2015
10.195	Limited Liability Company Agreement of BRG Domain Phase 1, LLC by Bluerock Residential Holdings, L.P., dated as of November 20, 2015, incorporated by reference to Exhibit 10.280 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.196	Limited Liability Company Agreement of BR Member Domain Phase 1, LLC by and between BRG Domain Phase 1, LLC and Special Opportunity and Income Fund II, LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.281 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.197	Amended and Restated Limited Liability Company Agreement of BR-ArchCo Domain Phase 1 JV, LLC by and between BR Member Domain Phase 1, LLC and ArchCo Domain Member, LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.282 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.198	Limited Liability Company Agreement of BR-ArchCo Domain Phase 1, LLC by BR-ArchCo Phase 1 JV, LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.283 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.199	Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of April 29, 2015, incorporated by reference to Exhibit 10.284 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.200	Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of July 13, 2015, incorporated by reference to Exhibit 10.285 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.201	Second Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of July 29, 2015, incorporated by reference to Exhibit 10.286 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.202	Third Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of August 6, 2015, incorporated by reference to Exhibit 10.287 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.203	Fourth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of August 14, 2015, incorporated by reference to Exhibit 10.288 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.204	Fifth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of October 7, 2015, incorporated by reference to Exhibit 10.289 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.205	Sixth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of October 12, 2015, incorporated by reference to Exhibit 10.290 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

Exhibit Number	Description
10.206	Seventh Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of November 17, 2015, incorporated by reference to Exhibit 10.291 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.207	Eighth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.292 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.208	Phase I Partial Assignment and Assumption by and between BR-ArchCo Domain Phase 1, LLC and ArchCo Residential LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.293 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.209	Phase II Partial Assignment and Assumption by and between BR-ArchCo Domain Phase 2, LLC and ArchCo Residential LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.294 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.210	Phase III Partial Assignment and Assumption by and between BR-ArchCo Domain Phase 3, LLC and ArchCo Residential LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.295 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.211	Project Administration Agreement by and between BRG Domain Phase 1 Development Manager, LLC, ArchCo Domain PM LLC, and BR-ArchCo Domain Phase 1, LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.296 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.212	Development Services Agreement by and between BRG Domain Phase 1 Development Manager, LLC and BR-ArchCo Domain Phase 1, LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.297 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.213	Amended and Restated Operating Agreement of BR/CDP CB Venture, LLC by and between BR Cheshire Member, LLC and CB Developer, LLC dated effective as of May 29, 2015, incorporated by reference to Exhibit 10.298 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.214	Amended and Restated Limited Liability Company Agreement of BR Cheshire Member, LLC by and among BRG Cheshire, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated effective as of May 29, 2015, incorporated by reference to Exhibit 10.299 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.215	Amended and Restated Limited Liability Company Agreement of CB Owner, LLC by BR/CDP CB Venture, LLC and Michael L. Konig and Robert G. Meyer, as co-trustees under the Amended and Restated BR/CDP Cheshire Bridge Trust Agreement bearing an effective date of May 29, 2015, dated effective as of May 29, 2015, incorporated by reference to Exhibit 10.300 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.216	Amended and Restated TIC Management Agreement by and among Duke of Lexington, LLC, Commander Habersham, LLC, and BR/CDP CB Venture, LLC, dated effective as of May 29, 2015, incorporated by reference to Exhibit 10.301 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

Exhibit Number	Description
10.217	Amended and Restated BR/CDP Cheshire Bridge Trust Agreement by and between Duke of Lexington, LLC, Commander Habersham, LLC and BR/CDP CB Venture, LLC, and Robert G. Meyer and Michael L. Konig as Co-Trustees, dated effective as of May 29, 2015, incorporated by reference to Exhibit 10.302 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.218	Amended and Restated Tenancy in Common Agreement by and among Duke of Lexington, LLC, Commander Habersham, LLC, and BR/CDP CB Venture, LLC, dated effective as of May 29, 2015, incorporated by reference to Exhibit 10.303 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.219	Amended and Restated Development Agreement by and between CB Owner, LLC and CDP Developer I, LLC, dated effective as of May 29, 2015, incorporated by reference to Exhibit 10.304 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.220	Assignment of Contacts, Licenses and Permits by CB Owner, LLC in favor of The PrivateBank and Trust Company, dated as of December 16, 2015, incorporated by reference to Exhibit 10.305 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.221	Fee Letter by and between CB Owner, LLC and The PrivateBank and Trust Company, dated as of December 16, 2015, incorporated by reference to Exhibit 10.306 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.222	Assignment and Subordination of Development Agreement by CB Owner, LLC in favor of The PrivateBank and Trust Company, dated as of December 16, 2015, incorporated by reference to Exhibit 10.307 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.223	Security Agreement by CB Owner, LLC in favor of The PrivateBank and Trust Company, dated as of December 16, 2015, incorporated by reference to Exhibit 10.308 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.224	Assignment and Leases, Rents and Profits by CB Owner, LLC in favor of The PrivateBank and Trust Company, dated as of December 16, 2015, incorporated by reference to Exhibit 10.309 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.225	Indemnity Agreement Regarding Hazardous Materials by CB Owner, LLC, Robert Meyer, Mark Mechlowitz, Jorge Sardinas, Robert Fishel, and Alsar Limited Partnership in favor of The PrivateBank and Trust Company, dated as of December 16, 2015, incorporated by reference to Exhibit 10.310 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.226	Promissory Note by CB Owner, LLC in favor of The PrivateBank and Trust Company, dated as of December 16, 2015, incorporated by reference to Exhibit 10.311 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.227	Construction Loan and Security Agreement by CB Owner, LLC in favor of The PrivateBank and Trust Company, LLC, dated as of December 16, 2015, incorporated by reference to Exhibit 10.312 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.228	Deed to Secure Debt, Assignment of Rents and Leases and Security Agreement by CB Owner, LLC in favor of The PrivateBank and Trust Company, LLC, dated as of December 16, 2015, incorporated by reference to Exhibit 10.313 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

Exhibit Number	Description
10.229	Dealer Manager Agreement by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and Bluerock Capital Markets, LLC, dated December 17, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2015
10.230	Warrant Agreement by and between Bluerock Residential Growth REIT, Inc. and American Stock Transfer & Trust Company, LLC, dated December 17, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 22, 2015
10.231	Subscription Escrow Agreement by and between Bluerock Residential Growth REIT, Inc., Bluerock Capital Markets, LLC and UMB Bank, N.A., dated December 17, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 22, 2015
10.232	Limited Liability Company Agreement of BR-TBR Lake Boone NC Owner, LLC, by and between BR-TBR Lake Boone NC Venture, LLC and Michael L. Konig, dated effective as of July 15, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2015
10.234	Operating Agreement of BR-TBR Lake Boone NC Venture, LLC by and between TriBridge Co-Invest 29, LLC and BR Lake Boone JV Member, LLC, dated as of November 30, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 24, 2015
10.235	Operating Agreement of BR Lake Boone JV Member, LLC, by and between BRG Lake Boone NC, LLC and Bluerock Special Opportunity + Income Fund II, LLC, dated as of July 15, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 24, 2015
10.236	Limited Liability Company Agreement of BRG Lake Boone NC, LLC, by Bluerock Residential Holdings, L.P., dated as of July 28, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 24, 2015
10.237	Contribution Agreement by and between TriBridge Co-Invest 29, LLC and BR-TBR Lake Boone NC Venture, LLC, dated as of November 30, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 24, 2015
10.238	Development Agreement, by and between BR-TBR Lake Boone NC Owner, LLC and Tribridge Residential Development, LLC, dated as of October 30, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 24, 2015
10.239	Limited Liability Company Agreement of BRG Flagler Village, LLC by Bluerock Residential Holdings, L.P., dated as of December 18, 2015, incorporated by reference to Exhibit 10.323 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.240	Limited Liability Company Agreement of BR Flagler JV Member, LLC by and between BRG Flagler Village, LLC and Special Opportunity + Income Fund II, LLC, dated as of December 18, 2015, incorporated by reference to Exhibit 10.324 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.241	Limited Liability Company Agreement of BR ArchCo Flagler Village JV, LLC by and between BR Flagler JV Member, LLC and ArchCo Metropolitan Member, LLC, dated as of December 18, 2015, incorporated by reference to Exhibit 10.325 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.242	Limited Liability Company Agreement of BR ArchCo Flagler Village, LLC by BR ArchCo Flagler Village JV, LLC, dated as of December 18, 2015, incorporated by reference to Exhibit 10.326 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

Exhibit Number	Description
10.243	Commercial Contract by and between ArchCo Residential LLC and Metropolitan Property Investment, LLC, dated as of November 30, 2015, incorporated by reference to Exhibit 10.327 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.244	Assignment and Assumption of Commercial Contract by and between ArchCo Residential LLC and BR ArchCo Flagler Village, dated as of December 18, 2015, incorporated by reference to Exhibit 10.328 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.245	Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of January 12, 2015, incorporated by reference to Exhibit 10.329 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.246	Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of February 9, 2015, incorporated by reference to Exhibit 10.330 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.247	Second Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of April 30, 2015, incorporated by reference to Exhibit 10.331 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.248	Third Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of June 30, 2015, incorporated by reference to Exhibit 10.332 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.249	Fourth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of September 15, 2015, incorporated by reference to Exhibit 10.333 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.250	Fifth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of October 2015, incorporated by reference to Exhibit 10.334 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.251	Assignment and Assumption of Agreement of Purchase and Sale by and between ArchCo Residential LLC and BR ArchCo Flagler Village, LLC, dated as of December 18, 2015, incorporated by reference to Exhibit 10.335 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.252	Limited Liability Company Agreement of BRG SW FL Portfolio, LLC by Bluerock Residential Holdings, L.P., dated effective as of November 23, 2015, incorporated by reference to Exhibit 10.336 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.253	Limited Liability Company Agreement of BR SW FL Portfolio JV Member, LLC by BRG SW FL Portfolio, LLC, dated effective as of November 23, 2015, incorporated by reference to Exhibit 10.337 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.254	Limited Liability Company Agreement of BR Carroll SW Portfolio JV, LLC by and between BR SW FL Portfolio JV Member, LLC and Carroll Co-Invest IV SW FL Portfolio, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.338 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

Exhibit Number	Description
10.255	Limited Liability Company Agreement of BR Carroll Naples, LLC by BR Carroll SW Portfolio JV, LLC, dated effective as of November 23, 2015, incorporated by reference to Exhibit 10.339 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.256	Limited Liability Company Agreement of BR Carroll Palmer Ranch, LLC by BR Carroll SW Portfolio JV, LLC, dated effective as of November 23, 2015, incorporated by reference to Exhibit 10.340 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.257	60 Day Letter executed by BR Carroll Palmer Ranch, LLC, dated January 5, 2016, incorporated by reference to Exhibit 10.341 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.258	Assignment of Management Agreement and Subordination of Management Fees by BR Carroll Palmer Ranch, LLC and Carroll Management Group, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.342 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.259	Guaranty by Bluerock Residential Growth REIT, Inc. and MPC Partnership Holdings LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.343 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.260	Multifamily Loan and Security Agreement by and between BR Carroll Palmer Ranch, LLC and Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.344 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.261	Multifamily Mortgage, Assignment of Rents and Security Agreement by BR Carroll Palmer Ranch, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.345 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.262	Multifamily Note by BR Carroll Palmer Ranch, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.346 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.263	60 Day Letter executed by BR Carroll Naples, LLC, dated January 5, 2016, incorporated by reference to Exhibit 10.347 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.264	Assignment of Management Agreement and Subordination of Management Fees by BR Carroll Naples, LLC and Carroll Management Group, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.348 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.265	Guaranty by Bluerock Residential Growth REIT, Inc. and MPC Partnership Holdings LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.349 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.266	Multifamily Loan and Security Agreement by and between BR Carroll Naples, LLC and Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.350 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.267	Multifamily Mortgage, Assignment of Rents and Security Agreement by BR Carroll Naples, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.351 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

Exhibit Number	Description
10.268	Multifamily Note by BR Carroll Naples, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.352 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.269	Limited Liability Company Agreement of BRG Morehead NC, LLC by Bluerock Residential Holdings, L.P., dated as of November 24, 2015, incorporated by reference to Exhibit 10.353 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.270	Limited Liability Company Agreement of BR Morehead JV Member, LLC by and between BRG Morehead NC, LLC and Special Opportunity + Income Fund II, LLC, dated as of November 24, 2015, incorporated by reference to Exhibit 10.354 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.271	Amended and Restated Limited Liability Company Agreement of BR ArchCo Morehead JV, LLC by and between BR Morehead JV Member, LLC and WMH Sponsor LLC, dated as of January 6, 2016, incorporated by reference to Exhibit 10.355 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.272	Limited Liability Company Agreement of BR ArchCo Morehead, LLC by BR ArchCo Morehead JV, LLC, dated as of November 24, 2015, incorporated by reference to Exhibit 10.356 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.273	First Amendment to Limited Liability Company Agreement of BR ArchCo Morehead, LLC by BR ArchCo Morehead JV, LLC, dated as of January 6, 2016, incorporated by reference to Exhibit 10.357 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.274	Assignment of Membership Interest by and between BRG Morehead NC, LLC and BR Morehead JV Member, LLC, dated as of January 6, 2016, incorporated by reference to Exhibit 10.358 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.275	Project Administration Agreement by and between BRG Morehead Development Manager, LLC and ArchCo WMH PM LLC, dated as of November 24, 2015, incorporated by reference to Exhibit 10.359 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.276	Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated as of April 21, 2015, incorporated by reference to Exhibit 10.360 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.277	Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated as of June 8, 2015, incorporated by reference to Exhibit 10.361 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.278	Second Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated as of June 26, 2015, incorporated by reference to Exhibit 10.362 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.279	Third Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated as of June 30, 2015, incorporated by reference to Exhibit 10.363 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

Exhibit Number	Description
10.280	Fourth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated as of November 24, 2015, incorporated by reference to Exhibit 10.364 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.281	Assignment and Assumption of Agreement of Purchase and Sale by and between ArchCo Residential, LLC and BR ArchCo Morehead, LLC, dated as of November 24, 2015, incorporated by reference to Exhibit 10.365 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015
10.282	Real Estate Purchase Agreement between Bluerock Real Estate, L.L.C and AHB Apartments LLC, dated January 22, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2016
10.283	Assignment of Rights by and between Bluerock Real Estate, L.L.C. and Bluerock Residential Growth REIT, Inc., through its direct and indirect subsidiaries, BR Henderson Beach, LLC and BRG Henderson Beach, LLC, dated as of February 22, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 26, 2016
10.284	Dealer Manager Agreement by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and Bluerock Capital Markets, LLC, dated February 24, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2016
10.285	Warrant Agreement by and between Bluerock Residential Growth REIT, Inc. and American Stock Transfer & Trust Company, LLC, dated February 24, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2016
10.286	Subscription Escrow Agreement by and between Bluerock Residential Growth REIT, Inc., Bluerock Capital Markets, LLC and UMB Bank, N.A., dated February 24, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 1, 2016
10.287	Loan Assumption and Mortgage Modification Agreement, by and between Western-Southern Life Assurance Company and BR Henderson Beach, LLC, dated March 15, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2016
10.288	Environmental Indemnity Agreement, by and between BR Henderson Beach, LLC, Bluerock Residential Growth REIT, Inc., and Western-Southern Life Assurance Company, dated March 15, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 21, 2016
10.289	Limited Recourse Guaranty, by and between Bluerock Residential Growth REIT, Inc. and Western-Southern Life Assurance Company, dated March 15, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 21, 2016
10.290	Management Agreement by and between BR Henderson Beach, LLC and GREP Southeast, LLC, dated March 15, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 21, 2016
10.291	Amended and Restated Open End Mortgage, Security Agreement, Assignment of Rents and Leases, and Fixture Filing, by and between AHB Apartments, LLC and Western-Southern Life Assurance Company, dated January 3, 2013, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 21, 2016
10.292	Amended and Restated Promissory Note, by and between AHB Apartments, LLC and Western-Southern Life Assurance Company, dated January 3, 2013, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 21, 2016

Exhibit Number	Description
10.293	Declaration of Restrictive Covenants, by AHB Apartments, LLC, dated March 15, 2016, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on March 21, 2016
10.294	Modification Agreement by and among BR T&C BLVD., LLC, as borrower, CFP Residential, L.P., Maple Residential, L.P., CFH Maple Residential Investor, L.P., VF Residential, Ltd., and VF Multifamily Holdings, Ltd., as guarantors, and Compass Bank and Green Bank, as Lenders, dated as of June 7, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2016
10.295	Multifamily Loan and Security Agreement (Non-Recourse), by and between BR Carroll Lansbrook, LLC and Walker & Dunlop, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2016
10.296	Interest Rate Cap Reserve and Security Agreement, by and between BR Carroll Lansbrook, LLC and Walker & Dunlop, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 11, 2016
10.297	Consolidated, Amended and Restated Multifamily Note, by and between BR Carroll Lansbrook, LLC and Walker & Dunlop, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 11, 2016
10.298	Consolidated, Amended and Restated Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing (Florida), by BR Carroll Lansbrook, LLC to and for the benefit of Walker & Dunlop, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 11, 2016
10.299	Assignment of Management Agreement, by and among BR Carroll Lansbrook, LLC, Walker & Dunlop, LLC and Carroll Management Group, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 11, 2016
10.300	Assignment of Security Instrument (Consolidated, Amended and Restated Multifamily Mortgage, Assignment of Leases and Rents Security Agreement and Fixture Filing) by Walker & Dunlop, LLC to and for the benefit of Fannie Mae, dated as of July 8, 2016, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 11, 2016
10.301	Environmental Indemnity Agreement, by BR Carroll Lansbrook, LLC to and for the benefit of Walker & Dunlop, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 11, 2016
10.302	Guaranty of Non-Recourse Obligations, by Bluerock Residential Growth REIT, Inc. and Carroll Multifamily Real Estate Fund III, L.P. to and for the benefit of Walker & Dunlop, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 11, 2016
10.303	First Amendment to Limited Liability Company Agreement of BR Carroll Lansbrook, LLC, by BR Carroll Lansbrook JV, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 11, 2016
10.304	First Amendment to Limited Liability Company Agreement of BR Carroll Lansbrook JV, LLC, by BR Lansbrook JV Member, LLC and Carroll Lansbrook JV Member, LLC, dated as of July 8, 2016, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on July 11, 2016
10.305	Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated July 15, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 18, 2016
10.306	Limited Liability Company Agreement of BRG Tenside, LLC by Bluerock Residential Holdings, L.P., dated as of June 2, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2016

Exhibit Number	Description
10.307	Limited Liability Company Agreement of BR Tenside JV Member, LLC by BRG Tenside, LLC, dated as of June 2, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 20, 2016
10.308	Limited Liability Company Agreement of BR Carroll Tenside JV, LLC by and between BR Tenside JV Member, LLC and Carroll Co-Invest IV Tenside, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 20, 2016
10.309	Limited Liability Company Agreement of BR Carroll Tenside, LLC by BR Carroll Tenside JV, LLC, dated as of June 2, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 20, 2016
10.310	Agreement of Purchase and Sale by and between Waterton Tenside Owner, L.L.C. and Carroll Acquisitions, LLC, dated as of May 25, 2016, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 20, 2016
10.311	Assignment and Assumption of Purchase Agreement by and between Carroll Acquisitions, LLC and BR Carroll Tenside, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 20, 2016
10.312	Multifamily Loan and Security Agreement (Non-Recourse) by and Between BR Carroll Tenside, LLC and Walker & Dunlop, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 20, 2016
10.313	Multifamily Note by BR Carroll Tenside, LLC to and for the benefit of Walker & Dunlop, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 20, 2016
10.314	Multifamily Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BR Carroll Tenside, LLC to and for the benefit of Walker & Dunlop, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 20, 2016
10.315	Assignment of Management Agreement by and among BR Carroll Tenside, LLC, Walker & Dunlop, LLC and Carroll Management Group, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on July 20, 2016
10.316	Guaranty of Non-Recourse Obligations by Bluerock Residential Growth REIT, Inc. and Carroll Multifamily Real Estate Fund IV, LP to and for the benefit of Walker & Dunlop, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on July 20, 2016
10.317	Environmental Indemnity Agreement by BR Carroll Tenside, LLC to and for the benefit of Walker & Dunlop, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on July 20, 2016
10.318	Assignment of Security Instrument (Multifamily Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing) by Walker & Dunlop, LLC to Fannie Mae, dated as of July 14, 2016, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on July 20, 2016
10.319	Property Management Agreement by and between BR Carroll Tenside, LLC and Carroll Management Group, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on July 20, 2016
10.320	Indenture of Trust by and between The Atlanta Development Authority and Bank of New York Mellon Trust Company, N.A., dated December 1, 2009, incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

Exhibit Number	Description
10.321	Lease Agreement by and between The Atlanta Development Authority, a public body corporate and politic of the State of Georgia, and Ten Side Holdings, LLC, dated December 1, 2009, incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016
10.322	Taxable Lease Purchase Revenue Bond by and between The Atlanta Development Authority, a public body corporate and politic of the State of Georgia, and Ten Side Holdings, LLC, dated December 30, 2009, incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016
10.323	Bond Pledge and Security Agreement by and between KeyBank National Association and Ten Side Holdings, LLC, dated December 29, 2009, incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016
10.324	Allonge to Bond R-1 by and between Waterton Tenside Owner, L.L.C. and BR Carroll Tenside, LLC, incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016
10.325	Assignment and Assumption of Bond Documents by and between Waterton Tenside Owner, L.L.C. and BR Carroll Tenside, LLC, dated July 14, 2016, incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016
10.326	Assignment and Assumption of Lease Documents by and between Waterton Tenside Owner, L.L.C. and BR Carroll Tenside, LLC, dated July 14, 2016, incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016
10.327	Sale-Purchase Agreement by and between RPG Glenridge LLC and Carroll Acquisitions, LLC, dated August 12, 2016, incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016
10.328	First Amendment to Sale-Purchase Agreement by and between RPG Glenridge LLC and Carroll Acquisitions, LLC, dated August 19, 2016, incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016
10.329	Second Amendment to Sale-Purchase Agreement by and between RPG Glenridge LLC and Carroll Acquisitions, LLC, dated August 24, 2016, incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016
10.330	Third Amendment to Sale-Purchase Agreement by and between RPG Glenridge LLC and Carroll Acquisitions, LLC, dated August 25, 2016, incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016
10.331	Assignment and Assumption of Purchase Agreement by and between Carroll Acquisitions, LLC and BR Carroll Glenridge, dated October 13, 2016, incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016
10.332	Rate Cap Agreement by and between SMBC Capital Markets, Inc. and BR Carroll Glenridge, dated October 11, 2016, incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016
10.333	Limited Liability Company Agreement of BRG Glenridge, LLC by Bluerock Residential Holdings, L.P., dated as of August 2, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2016
10.334	Limited Liability Company Agreement of BR Glenridge JV Member, LLC by BRG Glenridge, LLC, dated as of August 2, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 19, 2016

Exhibit Number	Description
10.335	Limited Liability Company Agreement of BR Carroll Glenridge JV, LLC by and between BR Glenridge JV Member, LLC and Carroll Co-Invest IV Glenridge, LLC, dated as of October 13, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 19, 2016
10.336	Limited Liability Company Agreement of BR Carroll Glenridge, LLC by BR Carroll Glenridge JV, LLC, dated as of August 2, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 19, 2016
10.337	Multifamily Loan and Security Agreement (Non-Recourse) by and between BR Carroll Glenridge, LLC and KeyBank National Association, dated as of October 13, 2016, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 19, 2016
10.338	Multifamily Note by BR Carroll Glenridge, LLC to and for the benefit of KeyBank National Association, dated as of October 13, 2016, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 19, 2016
10.339	Multifamily Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement by BR Carroll Glenridge, LLC to and for the benefit of KeyBank National Association, dated as of October 13, 2016, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 19, 2016
10.340	Assignment of Management Agreement and Subordination of Management Fees by and among BR Carroll Glenridge, LLC, KeyBank National Association and Carroll Management Group, LLC, dated as of October 13, 2016, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 19, 2016
10.341	Guaranty by Bluerock Residential Growth REIT, Inc. and Carroll Multifamily Real Estate Fund IV, LP to and for the benefit of KeyBank National Association, dated as of October 13, 2016, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 19, 2016
10.342	Assignment of Security Instrument by KeyBank National Association to Federal Home Loan Mortgage Corporation, dated as of October 13, 2016, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 19, 2016
10.343	Property Management Agreement by and between BR Carroll Glenridge, LLC and Carroll Management Group, LLC, dated as of October 13, 2016, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on October 19, 2016
10.344	Limited Liability Company Agreement of BEMT Springhouse, LLC by Bluerock Enhanced Multifamily Holdings, L.P., dated as of December 3, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.345	Limited Liability Company/Joint Venture Agreement of BR Springhouse Managing Member, LLC by and between BEMT Springhouse, LLC and Bluerock Special Opportunity + Income Fund, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 2 to the Company’s Prospectus, dated October 15, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.346	BR Springhouse Managing Member, LLC Assignment of Membership Interest by Bluerock Special Opportunity + Income Fund, LLC to BEMT Springhouse, LLC, dated as of April 2, 2014, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 7, 2016

Exhibit Number	Description
10.347	Amended and Restated Limited Liability Company Agreement of BR Hawthorne Springhouse JV, LLC by and among BR Springhouse Managing Member, LLC, BR Springhouse TRS, LLC and Carroll Co-Invest IV Roswell, LLC, dated as of October 13, 2016, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.348	Limited Liability Company Agreement of BR Roswell, LLC by BR Hawthorne Springhouse JV, LLC, effective as of September 20, 2016, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.349	Loan Agreement by and between BR Roswell, LLC and MetLife HCMJV 1 REIT, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.350	Promissory Note by BR Roswell, LLC to and for the benefit of MetLife HCMJV 1 REIT, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.351	Deed to Secure Debt, Security Agreement and Fixture Filing by BR Roswell, LLC to and for the benefit of MetLife HCMJV 1 REIT, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.352	Assignment and Subordination of Management Agreement by and among BR Roswell, LLC, MetLife HCMJV 1 REIT, LLC and Carroll Management Group, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.353	Guaranty of Recourse Obligations by Bluerock Residential Growth REIT, Inc. to and for the benefit of MetLife HCMJV 1 REIT, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.354	Assignment of Leases by BR Roswell, LLC to and for the benefit of MetLife HCMJV 1 REIT, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.355	Unsecured Indemnity Agreement by BR Roswell, LLC and Bluerock Residential Growth REIT, Inc. in favor of MetLife HCMJV 1 REIT, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.356	Property Management Agreement by and between BR Roswell, LLC and Carroll Management Group, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.357	Purchase and Sale Agreement by and between GGT LMI City Walk GA, LLC and Bluerock Real Estate, LLC, dated as of September 15, 2016, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.358	First Amendment to Purchase and Sale Agreement by and between GGT LMI City Walk GA, LLC and Bluerock Real Estate, LLC, dated as of September 19, 2016, incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.359	Second Amendment to Purchase and Sale Agreement by and between GGT LMI City Walk GA, LLC and Bluerock Real Estate, LLC, dated as of September 29, 2016, incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.360	Third Amendment to Purchase and Sale Agreement by and between GGT LMI City Walk GA, LLC and Bluerock Real Estate, LLC, dated as of November 3, 2016, incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on December 7, 2016

Exhibit Number	Description
10.361	Assignment of Purchase and Sale Agreement by and between Bluerock Real Estate, LLC and BR Roswell, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on December 7, 2016
10.362	Amended and Restated Limited Liability Company Agreement of BR ArchCo Morehead, LLC by BR ArchCo Morehead Mezz, LLC, dated as of December 29, 2016
10.363	LLC Agreement of BR ArchCo Morehead Mezz, LLC by BR ArchCo Morehead JV, LLC, dated as of December 29, 2016
10.364	Second Amended and Restated Limited Liability Company Agreement of BR ArchCo Morehead JV, LLC by and between BR Morehead JV Member, LLC and WMH Sponsor LLC, dated as of December 29, 2016
10.365	Second Amended and Restated Limited Liability Company Agreement of BR Morehead JV Member, LLC by and between BRG Morehead, LLC and Bluerock Special Opportunity + Income Fund II, LLC, dated as of January 5, 2017
10.366	Amended and Restated Limited Liability Company Agreement of BR Henderson Beach, LLC by BRG Henderson Beach, LLC, dated as of March 15, 2016
10.367	Limited Liability Company Agreement of BRG Henderson Beach, LLC by Bluerock Residential Holdings, L.P., dated as of January 7, 2016
10.368	First Amendment to Limited Liability Company Agreement of BR Vickers Roswell JV Member, LLC by and between BR Vickers Roswell, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated as of February 15, 2017
10.369	First Amendment to Limited Liability Company Agreement of BR Flagler JV Member, LLC by and between BRG Flagler Village, LLC and Bluerock Special Opportunity + Income Fund II, LLC, dated as of February 15, 2017
10.370	First Amendment to Amended and Restated Limited Liability Company Agreement of BR Perimeter JV Member, LLC by and between BRG Perimeter, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated as of February 15, 2017
10.371	First Amendment to Amended and Restated Limited Liability Company Agreement of BR Boca JV Member, LLC by and between BRG Boca, LLC and Bluerock Special Opportunity + Income Fund II, LLC, dated as of February 15, 2017
10.372	Assignment of Agreement of Purchase and Sale by and between CWS Apartment Homes LLC and CWS 2017 Portfolio JV, LLC, dated as of March 22, 2017, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on March 31, 2017
10.373	Limited Liability Company Agreement of CWS 2017 Portfolio JV, LLC by and among CWS Portfolio Member, CWS 2017 Portfolio, LLC and CWS 2017 Portfolio PM, LLC, dated as of March 22, 2017, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on March 31, 2017
10.374	Amendment to Dealer Manager Agreement by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and Bluerock Capital Markets, LLC, dated July 21, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2017
10.375	Amendment to Amended and Restated Warrant Agreement by and between Bluerock Residential Growth REIT, Inc., Computershare Inc. and Computershare Trust Company N.A., dated July 21, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 21, 2017
10.376	Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated July 21, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 21, 2017

Exhibit Number	Description
10.377	Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and R. Ramin Kamfar, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 4, 2017
10.378	Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and James G. Babb, III, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 4, 2017
10.379	Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Ryan S. MacDonald, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 4, 2017
10.380	Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Jordan B. Ruddy, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 4, 2017
10.381	Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Christopher J. Vohs, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed August 4, 2017
10.382	Services Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, Konig & Associates, LLC and Michael L. Konig, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 4, 2017
10.383	Agreement of Purchase and Sale by and among BRE MF Crown Ridge LLC, BRE MF Canyon Springs LLC, BRE MF Cascades I LLC, BRE MF Cascades II LLC, BRE MF TPC LLC and CWS Apartment Homes LLC, dated as of March 15, 2017, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.384	First Amendment to Agreement of Purchase and Sale by and among BRE MF Crown Ridge LLC, BRE MF Canyon Springs LLC, BRE MF Cascades I LLC, BRE MF Cascades II LLC, BRE MF TPC LLC and CWS Apartment Homes LLC, dated as of March 20, 2017, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.385	Second Amendment to Agreement of Purchase and Sale by and among BRE MF Crown Ridge LLC, BRE MF Canyon Springs LLC, BRE MF Cascades I LLC, BRE MF Cascades II LLC, BRE MF TPC LLC and CWS Apartment Homes LLC, dated as of May 9, 2017, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.386	Assignment of Agreement of Purchase and Sale by and between CWS Apartment Homes LLC, dated as of March 22, 2017, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.387	Multifamily Loan and Security Agreement (Non-Recourse) by and between BRE MF Canyon Springs LLC and Wells Fargo Bank, National Association, dated as of May 27, 2014, incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.388	Multifamily Note by BRE MF Canyon Springs LLC for the benefit of Wells Fargo Bank, National Association, dated as of May 27, 2014, incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017

Exhibit Number	Description
10.389	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BRE MF Canyon Springs LLC for the benefit of Wells Fargo Bank, National Association, dated as of May 27, 2014, incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.390	First Amendment to Multifamily Loan and Security Agreement and Other Loan Documents (Multipurpose) by and between BR CWS Canyon Springs Owner, LLC and Fannie Mae, dated as of June 9, 2017, incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.391	Assumption and Release Agreement by and among BRE MF Canyon Springs LLC, BR CWS Canyon Springs Owner, LLC, BRE Apartment Holdings LLC, Steven J. Sherwood, The Steven J. Sherwood Trust, Established September 8, 1994 and Fannie Mae, dated as of June 9, 2017, incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.392	Interest Rate Cap Reserve and Security Agreement by and between BR CWS Canyon Springs Owner, LLC and Fannie Mae, dated as of June 9, 2017, incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.393	Assignment of Management Agreement by and among BR CWS Canyon Springs Owner, LLC, CWS Apartment Homes LLC and Fannie Mae, dated as of June 9, 2017, incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.394	Multifamily Loan and Security Agreement (Non-Recourse) by and between BRE MF TPC LLC and Wells Fargo Bank, National Association, dated as of May 27, 2014, incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.395	Multifamily Note by BRE MF TPC LLC for the benefit of Wells Fargo Bank, National Association, dated as of May 27, 2014, incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.396	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BRE MF TPC LLC for the benefit of Wells Fargo Bank, National Association, dated as of May 27, 2014, incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.397	First Amendment to Multifamily Loan and Security Agreement and Other Loan Documents (Multipurpose) by and between BR CWS Ciobolo Canyon Owner, LLC and Fannie Mae, dated as of June 9, 2017, incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.398	Assumption and Release Agreement by and among BRE MF TPC LLC, BR CWS Ciobolo Canyon Owner, LLC, BRE Apartment Holdings LLC, Steven J. Sherwood, The Steven J. Sherwood Trust, Established September 8, 1994 and Fannie Mae, dated as of June 9, 2017, incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.399	Interest Rate Cap Reserve and Security Agreement by and between BR CWS Ciobolo Canyon Owner, LLC and Fannie Mae, dated as of June 9, 2017, incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.400	Assignment of Management Agreement by and among BR CWS Ciobolo Canyon Owner, LLC, CWS Apartment Homes LLC and Fannie Mae, dated as of June 9, 2017, incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017

Exhibit Number	Description
10.401	Multifamily Loan and Security Agreement (Non-Recourse) by and between BRE MF Crown Ridge LLC and Wells Fargo Bank, National Association, dated as of May 27, 2014, incorporated by reference to Exhibit 10.19 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.402	Multifamily Note by BRE MF Crown Ridge LLC for the benefit of Wells Fargo Bank, National Association, dated as of May 27, 2014, incorporated by reference to Exhibit 10.20 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.403	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BRE MF Crown Ridge LLC for the benefit of Wells Fargo Bank, National Association, dated as of May 27, 2014, incorporated by reference to Exhibit 10.21 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.404	First Amendment to Multifamily Loan and Security Agreement and Other Loan Documents (Multipurpose) by and between BR CWS Crown Ridge Owner, LLC and Fannie Mae, dated as of June 9, 2017, incorporated by reference to Exhibit 10.22 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.405	Assumption and Release Agreement by and among BRE MF Crown Ridge LLC, BR CWS Crown Ridge Owner, LLC, BRE Apartment Holdings LLC, Steven J. Sherwood, The Steven J. Sherwood Trust, Established September 8, 1994 and Fannie Mae, dated as of June 9, 2017, incorporated by reference to Exhibit 10.23 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.406	Interest Rate Cap Reserve and Security Agreement by and between BR CWS Crown Ridge Owner, LLC and Fannie Mae, dated as of June 9, 2017, incorporated by reference to Exhibit 10.24 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.407	Assignment of Management Agreement by and among BR CWS Crown Ridge Owner, LLC, CWS Apartment Homes LLC and Fannie Mae, dated as of June 9, 2017, incorporated by reference to Exhibit 10.25 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.408	Multifamily Loan and Security Agreement (Non-Recourse) by and between BRE MF Cascades I LLC and Wells Fargo Bank, National Association, dated as of May 27, 2014, incorporated by reference to Exhibit 10.26 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.409	Multifamily Note by BRE MF Cascades I LLC for the benefit of Wells Fargo Bank, National Association, dated as of May 27, 2014, incorporated by reference to Exhibit 10.27 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.410	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BRE MF Cascades I LLC for the benefit of Wells Fargo Bank, National Association, dated as of May 27, 2014, incorporated by reference to Exhibit 10.28 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.411	First Amendment to Multifamily Loan and Security Agreement and Other Loan Documents (Multipurpose) by and between BR CWS Cascades I Owner, LLC and Fannie Mae, dated as of June 9, 2017, incorporated by reference to Exhibit 10.29 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.412	Assumption and Release Agreement by and among BRE MF Cascades I LLC, BR CWS Cascades I Owner, LLC, BRE Apartment Holdings LLC, Steven J. Sherwood, The Steven J. Sherwood Trust, Established September 8, 1994 and Fannie Mae, dated as of June 9, 2017, incorporated by reference to Exhibit 10.30 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017

Exhibit Number	Description
10.413	Interest Rate Cap Reserve and Security Agreement by and between BR CWS Cascades I Owner, LLC and Fannie Mae, dated as of June 9, 2017, incorporated by reference to Exhibit 10.31 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.414	Assignment of Management Agreement by and among BR CWS Cascades I Owner, LLC, CWS Apartment Homes LLC and Fannie Mae, dated as of June 9, 2017, incorporated by reference to Exhibit 10.32 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.415	Multifamily Loan and Security Agreement (Non-Recourse) by and between BRE MF Cascades II LLC and Wells Fargo Bank, National Association, dated as of May 27, 2014, incorporated by reference to Exhibit 10.33 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.416	Multifamily Note by BRE MF Cascades II LLC for the benefit of Wells Fargo Bank, National Association, dated as of May 27, 2014, incorporated by reference to Exhibit 10.34 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.417	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BRE MF Cascades II LLC for the benefit of Wells Fargo Bank, National Association, dated as of May 27, 2014, incorporated by reference to Exhibit 10.35 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.418	First Amendment to Multifamily Loan and Security Agreement and Other Loan Documents (Multipurpose) by and between BR CWS Cascades II Owner, LLC and Fannie Mae, dated as of June 9, 2017, incorporated by reference to Exhibit 10.36 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.419	Assumption and Release Agreement by and among BRE MF Cascades II LLC, BR CWS Cascades I Owner, LLC, BRE Apartment Holdings LLC, Steven J. Sherwood, The Steven J. Sherwood Trust, Established September 8, 1994 and Fannie Mae, dated as of June 9, 2017, incorporated by reference to Exhibit 10.37 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.420	Interest Rate Cap Reserve and Security Agreement by and between BR CWS Cascades II Owner, LLC and Fannie Mae, dated as of June 9, 2017, incorporated by reference to Exhibit 10.38 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.421	Assignment of Management Agreement by and among BR CWS Cascades II Owner, LLC, CWS Apartment Homes LLC and Fannie Mae, dated as of June 9, 2017, incorporated by reference to Exhibit 10.39 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.422	Limited Liability Company Agreement of BRG CWS Portfolio, LLC by Bluerock Residential Holdings, L.P., dated as of March 9, 2017, incorporated by reference to Exhibit 10.40 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.423	Limited Liability Company Agreement of BR CWS Portfolio Member, LLC by BRG CWS Portfolio, LLC, dated as of March 9, 2017, incorporated by reference to Exhibit 10.41 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.424	Limited Liability Company Agreement of BR CWS 2017 Portfolio JV, LLC by and among BR CWS Portfolio Member, LLC, CWS 2017 Portfolio, LLC and CWS 2017 Portfolio PM, LLC dated as of March 22, 2017, incorporated by reference to Exhibit 10.42 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.425	Limited Liability Company Agreement of BR CWS Canyon Springs Owner, LLC by BR CWS Portfolio JV, LLC, dated as of March 22, 2017, incorporated by reference to Exhibit 10.43 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.426	Limited Liability Company Agreement of BR CWS Ciobolo Canyon Owner, LLC by BR CWS Portfolio JV, LLC, dated as of March 22, 2017, incorporated by reference to Exhibit 10.44 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017

Exhibit Number	Description
10.427	Limited Liability Company Agreement of BR CWS Crown Ridge Owner, LLC by BR CWS Portfolio JV, LLC, dated as of March 22, 2017, incorporated by reference to Exhibit 10.45 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.428	Limited Liability Company Agreement of BR CWS Cascades I Owner, LLC by BR CWS Portfolio JV, LLC, dated as of March 22, 2017, incorporated by reference to Exhibit 10.46 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.429	Limited Liability Company Agreement of BR CWS Cascades II Owner, LLC by BR CWS Portfolio JV, LLC, dated as of March 22, 2017, incorporated by reference to Exhibit 10.47 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017
10.430	Purchase and Sale Agreement by and between Bluerock Real Estate, L.L.C., CH Realty VII – Carroll MF Orlando Hunter’s Creek, L.L.C., and CH Realty VII – Carroll MF Orlando Metrowest, L.L.C., dated as of September 7, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 20, 2017
10.431	Assignment of Purchase and Sale Agreement by and between Bluerock Real Estate, L.L.C. and Bluerock Residential Growth REIT, Inc., through its direct and indirect subsidiaries, BR Hunters Creek, LLC and BR Metrowest, LLC, dated as of September 15, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2017
10.432	Credit Agreement by and among Bluerock Residential Holdings, L.P. as Parent Borrower, the other borrowers from time to time party thereto, Bluerock Residential Growth REIT, Inc. as Guarantor, KeyBank National Association, and the other lenders party thereto, dated as of October 4, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2017
10.433	Guaranty by Bluerock Residential Growth REIT, Inc. to and for the benefit of KeyBank National Association, dated as of October 4, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 11, 2017
10.434	$50,000,000 Note by Bluerock Residential Holdings, L.P. to and for the benefit of KeyBank National Association, dated as of October 4, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 11, 2017
10.435	$50,000,000 Note by Bluerock Residential Holdings, L.P. to and for the benefit of JPMorgan Chase Bank, N.A., dated as of October 4, 2017, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 11, 2017
10.436	$50,000,000 Note by Bluerock Residential Holdings, L.P. to and for the benefit of Bank of America, N.A., dated as of October 4, 2017, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 11, 2017
10.437	Subordination of Advisory Contract by Bluerock Residential Holdings, L.P. and Bluerock Residential Growth REIT, Inc. to and for the benefit of KeyBank National Association, dated as of October 4, 2017, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 11, 2017
10.438	Form of Second Amended and Restated 2014 Equity Incentive Plan for Individuals, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 19, 2017
10.439	Form of Second Amended and Restated 2014 Equity Incentive Plan for Entities, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 19, 2017
10.440	Bluerock Residential Growth REIT, Inc. Second Amended and Restated 2014 Equity Incentive Plan for Individuals, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2017

Exhibit Number	Description
10.441	Bluerock Residential Growth REIT, Inc. Second Amended and Restated 2014 Equity Incentive Plan for Entities, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 31, 2017
10.442	Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and R. Ramin Kamfar, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 31, 2017
10.443	Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and James G. Babb, III, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 31, 2017
10.444	Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Ryan S. MacDonald, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 31, 2017
10.445	Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Jordan B. Ruddy, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 31, 2017
10.446	Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Christopher J. Vohs, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 31, 2017
10.447	Amended and Restated Services Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, Konig & Associates, LLC, and Michael L. Konig, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 31, 2017
10.448	Multifamily Loan and Security Agreement by and between BR Hunters Creek, LLC and Walker & Dunlop, LLC, dated as of October 30, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2017
10.449	Amended and Restated Multifamily Note by BR Hunters Creek, LLC for the benefit of Walker & Dunlop, LLC, dated as of October 30, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2017
10.450	Amended and Restated Multifamily Mortgage, Assignment of Rents and Security Agreement by BR Hunters Creek, LLC for the benefit of Walker & Dunlop, LLC, dated as of October 30, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 3, 2017
10.451	Guaranty Multistate by Bluerock Residential Growth REIT, Inc. for the benefit of Walker & Dunlop, LLC, dated as of October 30, 2017, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 3, 2017
10.452	Assignment of Management Agreement and Subordination of Management Fees by and among BR Hunters Creek, LLC, Walker & Dunlop, LLC and Carroll Management Group, LLC, dated as of October 30, 2017, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 3, 2017
10.453	Assignment of Security Instrument by and between Walker & Dunlop, LLC and Freddie Mac, dated as of October 30, 2017, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 3, 2017.

Exhibit Number	Description
10.454	Joinder Agreement by BR Metrowest, LLC and delivered to KeyBank National Association, dated as of October 30, 2017, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 3, 2017
10.455	Subsidiary Guaranty by BR Metrowest, LLC in favor of KeyBank National Association, dated as of October 30, 2017, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on November 3, 2017
10.456	Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BR Metrowest, LLC in favor of KeyBank National Association, dated as of October 30, 2017, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on November 3, 2017
10.457	Collateral Assignment of Leases and Rents by and between BR Metrowest, LLC and KeyBank National Association, dated as of October 30, 2017, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on November 3, 2017
10.458	Joinder to Environmental Indemnity by BR Metrowest and delivered to KeyBank National Association, dated as of October 30, 2017, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on November 3, 2017
10.459	Collateral Assignment and Security Agreement in respect of Contracts, Licenses and Permits by BR Metrowest, LLC to KeyBank National Association, dated as of October 30, 2017, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on November 3, 2017
10.460	Collateral Assignment of Management Agreement by and between BR Metrowest, LLC and KeyBank National Association, dated as of October 30, 2017, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on November 3, 2017
10.461	Stockholders Agreement, dated October 31, 2017, by and among Bluerock Residential Growth REIT, Inc. and Bluerock Real Estate, L.L.C., The Kachadurian Group, LLC, Konig & Associates, LLC, Jenco Business Advisors, Inc., James G. Babb, III, Jordan B. Ruddy, and Ryan S. MacDonald, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017
10.462	Eighth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 31, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 6, 2017
10.463	Administrative Services Agreement, dated October 31, 2017, by and among Bluerock Real Estate, L.L.C., Bluerock Real Estate Holdings, LLC, Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock TRS Holdings, LLC and Bluerock REIT Operator, LLC, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 6, 2017
10.464	Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and R. Ramin Kamfar, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 6, 2017
10.465	Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and James G. Babb, III, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 6, 2017
10.466	Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Ryan S. MacDonald, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 6, 2017

Exhibit Number	Description
10.467	Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Jordan B. Ruddy, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 6, 2017
10.468	Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Christopher J. Vohs, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on November 6, 2017
10.469	Amended and Restated Services Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, Konig & Associates, LLC and Michael L. Konig, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on November 6, 2017
10.470	Dealer Manager Agreement by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and Bluerock Capital Markets, LLC, dated November 15, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2017
10.471	Warrant Agreement by and between Bluerock Residential Growth REIT, Inc., Computershare Inc. and Computershare Trust Company N.A., dated November 15, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 20, 2017
10.472	Ninth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated November 15, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 20, 2017
12.1	Ratio of Earnings to Fixed Charges and of Earnings to Combined Fixed Charges and Preferred Dividends
21.1	List of Subsidiaries
23.1	Consent of BDO USA, LLP
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated March 29, 2016, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 19, 2016
99.2	BR Lake Boone JV Member, LLC Consolidated Financial Statements and Report of Independent Auditors
99.3	BR T&C BLVD JV Member, LLC Financial Statements and Report of Independent Auditors
99.4	BR Southside Member, LLC Financial Statements and Report of Independent Auditors
99.5	BR Cheshire Member, LLC Consolidated Financial Statements and Report of Independent Auditors
99.6	BR Whetstone Member, LLC Consolidated Financial Statements and Report of Independent Auditors
99.7	BR Member Domain Phase 1, LLC Consolidated Financial Statements and Report of Independent Auditors

Exhibit Number	Description
99.8	BR Morehead JV Member, LLC Consolidated Financial Statements and Report of Independent Auditors
101.1	The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows