Form 10-Q
period 2018-03-31
Bluerock Residential Growth REIT, Inc.
filed 2018-05-09
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Number of shares outstanding of the registrant’s

classes of common stock, as of May 4, 2018:

Class A Common Stock: 23,753,489 shares

Class C Common Stock: 76,603 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-Q

March 31, 2018

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	March 31, 2018	December 31, 2017
ASSETS
Net Real Estate Investments
Land	$172,095	$169,135
Buildings and improvements	1,302,990	1,244,193
Furniture, fixtures and equipment	40,998	38,446
Construction in progress	1,571	985
Total Gross Real Estate Investments	1,517,654	1,452,759
Accumulated depreciation	(67,163)	(55,177)
Total Net Real Estate Investments	1,450,491	1,397,582
Cash and cash equivalents	31,509	35,015
Restricted cash	25,376	29,575
Notes and accrued interest receivable from related parties	162,912	140,903
Due from affiliates	2,243	2,003
Accounts receivable, prepaid and other assets	13,950	9,689
Preferred equity investments and investments in unconsolidated real estate joint ventures	71,309	71,145
In-place lease intangible assets, net	2,038	4,635
Total Assets	$1,759,828	$1,690,547

LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
Mortgages payable	$978,473	$939,494
Revolving credit facilities	99,165	67,670
Accounts payable	1,168	1,652
Other accrued liabilities	20,052	22,952
Due to affiliates	700	1,575
Distributions payable	11,483	14,287
Total Liabilities	1,111,041	1,047,630
8.250% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 10,875,000 shares authorized; and 5,721,460 issued and outstanding as of March 31, 2018 and December 31, 2017	138,939	138,801
6.000% Series B Redeemable Preferred Stock, liquidation preference $1,000 per share, 725,000 shares authorized; 202,144 and 184,130 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	178,433	161,742
7.625% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; and 2,323,750 issued and outstanding as of March 31, 2018 and December 31, 2017	56,250	56,196
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 230,400,000 shares authorized; none issued and outstanding	—	—
7.125% Series D Cumulative Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,850,602 issued and outstanding at March 31, 2018 and December 31, 2017	68,705	68,705
Common stock - Class A, $0.01 par value, 747,509,582 shares authorized; 23,733,296 and 24,218,359 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	237	242
Common stock - Class C, $0.01 par value, 76,603 shares authorized; 76,603 shares issued and outstanding as of March 31, 2018 and December 31, 2017	1	1
Additional paid-in-capital	315,833	318,170
Distributions in excess of cumulative earnings	(173,632)	(164,286)
Total Stockholders’ Equity	211,144	222,832
Noncontrolling Interests
Operating partnership units	41,428	42,999
Partially owned properties	22,593	20,347
Total Noncontrolling Interests	64,021	63,346
Total Equity	275,165	286,178
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$1,759,828	$1,690,547

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenues
Net rental income	$32,729	$23,859
Other property revenues	3,946	2,801
Interest income from related parties	5,196	1,523
Total revenues	41,871	28,183
Expenses
Property operating	15,658	10,619
Property management fees	992	732
General and administrative	4,669	1,449
Management fees to related parties	—	2,768
Acquisition and pursuit costs	43	3,182
Management internalization	—	481
Weather-related losses, net	168	—
Depreciation and amortization	15,640	10,944
Total expenses	37,170	30,175
Operating income (loss)	4,701	(1,992)
Other income (expense)
Preferred returns and equity in income of unconsolidated real estate joint ventures	2,461	2,572
Gain on sale of real estate investments	—	16,466
Interest expense, net	(10,117)	(7,118)
Total other (expense) income	(7,656)	11,920

Net (loss) income	(2,955)	9,928
Preferred stock dividends	(8,248)	(5,851)
Preferred stock accretion	(1,112)	(338)
Net (loss) income attributable to noncontrolling interests
Operating partnership units	(2,675)	(56)
Partially owned properties	(215)	8,785
Net (loss) income attributable to noncontrolling interests	(2,890)	8,729
Net loss attributable to common stockholders	$(9,425)	$(4,990)

Net loss per common share – Basic	$(0.40)	$(0.20)

Net loss per common share – Diluted	$(0.40)	$(0.20)

Weighted average basic common shares outstanding	24,143,382	24,989,621

Weighted average diluted common shares outstanding	24,143,382	24,989,621

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2018

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid- in Capital	Cumulative Distributions	Net loss to Common Stockholders	Noncontrolling Interests	Total Equity
Balance, January 1, 2018	24,218,359	$242	76,603	$1	2,850,602	$68,705	$318,170	$(134,817)	$(29,469)	$63,346	$286,178

Issuance of Class A common stock, net	665	-	-	-	-	-	6	-	-	-	6
Repurchase of Class A common stock	(530,693)	(5)	-	-			(4,199)				(4,204)
Issuance of LTIP Units for director compensation	-	-	-	-	-	-	-	-	-	190	190
Issuance of LTIP Units for compensation	-	-	-	-	-	-	-	-	-	1,240	1,240
Issuance of Long-Term Incentive Plan ("LTIP") units	-	-	-	-	-	-	-	-	-	993	993
Series B warrants	-	-	-	-	-	-	228	-	-	-	228
Contributions from noncontrolling interests, nets	-	-	-	-	-	-	-	-	-	2,951	2,951
Common stock distribution declared adjustment	-	-	-	-	-	-	-	79	-	-	79
Series A Preferred Stock distributions declared	-	-	-	-	-	-	-	(2,950)	-	-	(2,950)
Series A Preferred Stock accretion	-	-	-	-	-	-	-	(138)	-	-	(138)
Series B Preferred Stock distributions declared	-	-	-	-	-	-	-	(2,921)	-	-	(2,921)
Series B Preferred Stock accretion	-	-	-	-	-	-	-	(920)	-	-	(920)
Series C Preferred Stock distributions declared	-	-	-	-	-	-	-	(1,107)	-	-	(1,107)
Series C Preferred Stock accretion	-	-	-	-	-	-	-	(54)	-	-	(54)
Series D Preferred Stock distributions declared	-	-	-	-	-	-	-	(1,270)	-	-	(1,270)
Distributions to operating partnership noncontrolling interests	-	-	-	-	-	-	-	-	-	(175)	(175)
Distributions to partially owned noncontrolling interests	-	-	-	-	-	-	-	-	-	(490)	(490)
Redemption of Series B Preferred Stock and conversion into Class A common stock	44,965	-	-	-	-	-	482	-	-	-	482
Cash redemption of Series B Preferred Stock	-	-	-	-	-	-	2	-	-	-	2
Adjustment for noncontrolling interest ownership in Operating Partnership	-	-	-	-	-	-	1,144	-		(1,144)	-
Net (loss)	-	-	-	-	-	-	-	-	(65)	(2,890)	(2,955)

Balance, March 31, 2018	23,733,296	$237	76,603	$1	2,850,602	$68,705	$315,833	$(144,098)	$(29,534)	$64,021	$275,165

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2018	2017

Cash flows from operating activities
Net (loss) income	$(2,955)	$9,928
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,230	11,504
Amortization of fair value adjustments	(108)	(58)
Preferred returns and equity in income of unconsolidated real estate joint ventures	(2,461)	(2,572)
Gain on sale of real estate investments	—	(16,466)
Distributions of income and preferred returns from preferred equity investments and unconsolidated real estate joint ventures	2,224	2,633
Share-based compensation attributable to stock compensation plan	1,430	104
Share-based compensation to former Manager - LTIP Units	993	2,344
Changes in operating assets and liabilities:
Due (from) to affiliates, net	(1,891)	428
Accounts receivable, prepaid and other assets	(3,975)	663
Accounts payable and other accrued liabilities	(3,385)	1,215
Net cash provided by operating activities	6,102	9,723

Cash flows from investing activities:
Acquisitions of real estate investments	(61,659)	(116,610)
Capital expenditures	(4,160)	(10,238)
Investment in notes receivable from related parties	(20,994)	(20,395)
Proceeds from sale of real estate investments	—	28,639
Investment in unconsolidated real estate joint venture interests	(164)	(15,718)
Net cash used in investing activities	(86,977)	(134,322)

Cash flows from financing activities:
Distributions to common stockholders	(2,348)	(7,130)
Distributions to noncontrolling interests	(1,146)	(15,740)
Distributions to preferred stockholders	(8,143)	(5,552)
Contributions from noncontrolling interests	2,951	91
Borrowings on mortgages payable	40,000	81,611
Repayments on mortgages payable	(912)	(664)
Proceeds from revolving credit facilities	47,995	—
Repayments of revolving credit facilities	(16,500)	—
Payments of deferred financing fees	(1,012)	(719)
Net proceeds from issuance of Class A common stock	6	57,338
Purchase and retirement of Class A common stock	(4,204)	—
Net proceeds from issuance of 6.0% Series B Redeemable Preferred Stock	16,288	20,535
Net proceeds from issuance of Warrants underlying the Series B Redeemable Preferred Stock	228	355
Net issuance costs from issuance of 7.125% Series D Cumulative Redeemable Preferred Stock	—	(50)
Payments to redeem Series B Redeemable Preferred Stock	(33)	—
Net cash provided by financing activities	73,170	130,075

Net (decrease) increase in cash, cash equivalents and restricted cash	$(7,705)	$5,476

Cash, cash equivalents and restricted cash at beginning of period	$64,590	$127,449

Cash, cash equivalents and restricted cash at end of period	$56,885	$132,925
Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$9,655	$6,548
Conversion of preferred equity investment to note receivable	$—	$(14,435)
Distributions payable – declared and unpaid	$11,483	$8,089
Mortgages assumed by buyer upon sale of real estate assets	$—	$(41,419)

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business

Bluerock Residential Growth REIT, Inc. (the “Company”) was incorporated as a Maryland corporation on July 25, 2008. The Company’s objective is to maximize long-term stockholder value by acquiring and developing well-located institutional-quality apartment properties in knowledge economy growth markets across the United States. The Company seeks to maximize returns through investments where it believes it can drive substantial growth in its funds from operations and net asset value primarily through its Core-Plus and Invest-to-Own investment strategies.

As of March 31, 2018, the Company owned interests in forty real estate properties, twenty-nine consolidated operating properties and eleven through preferred equity and mezzanine loan investments. Of the property interests held through preferred equity and mezzanine loan investments, six are under development, four are in leaseup and one property is stabilized. The forty properties contain an aggregate of 12,672 units, comprised of 9,872 consolidated operating units and 2,800 units through preferred equity and mezzanine loan investments. As of March 31, 2018, the Company’s consolidated operating properties were approximately 94% occupied.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or the Operating Partnership’s wholly-owned subsidiaries, owns substantially all of the property interests acquired and investments made on the Company’s behalf. As of March 31, 2018, limited partners other than the Company owned approximately 25.11% of the common units of the Operating Partnership (19.60% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 5.51% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), of which 3.32% are not vested at March 31, 2018).

The Company is internally managed and completed the internalization of BRG Manager, LLC (the “former Manager”) on October 31, 2017.

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

The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and disclosures required by GAAP for complete financial statements.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our audited consolidated financial statements for the year ended December 31, 2017 contained in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on March 13, 2018.

Summary of Significant Accounting Policies

Other than the adoption of accounting pronouncements as described below, there have been no significant changes to the Company’s accounting policies since it filed its audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017.

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

New Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows; Restricted Cash" (“ASU 2016-18”). This update requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adjusted the consolidated statement of cash flows as required in conjunction with the adoption of ASU 2016-08. ASU 2016-18 is effective for the Company for annual and interim periods beginning after December 15, 2017. The Company adopted ASU 2016-18 as of January 1, 2018.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The ASU provides guidance on the treatment of cash receipts and cash payments for certain types of cash transactions, to eliminate diversity in practice in the presentation of the cash flow statement. For public business entities, the amendments in ASU 2016-15 are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company uses the nature of distributions approach. The Company adjusted the consolidated statement of cash flows as required in conjunction with the adoption of ASU 2016-15 in 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company expects that, because of the ASU 2016-02’s emphasis on lessee accounting, ASU 2016-02 will not have a material impact on the Company. Consistent with present standards, the Company will continue to account for lease revenue on a straight-line basis. Also, consistent with the Company’s current practice, under ASU 2016-02 only initial direct costs that are incremental to the lessor will be capitalized.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). Under the new standard, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue is generally recognized net of allowances.  In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers-Deferral of the Effective Date” which deferred the effective date of the new revenue recognition standard until the first quarter of 2018.  Therefore, ASU 2014-09 became effective for the Company in the first quarter of the fiscal year ending December 31, 2018.  The ASU allows for either full retrospective or modified retrospective adoption. The Company has selected the modified retrospective approach. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers” (Topic 606): Identifying Performance Obligations and Licensing, which adds guidance on identifying performance obligations within a contract. The majority of the Company's revenue is derived from rental income, which is scoped out from this standard and will be accounted for under ASU 2016-02, Leases, discussed above. The Company's other revenue streams, which were evaluated under this ASU, include but are not limited to other property revenues and interest income from related parties determined not to be within the scope of ASU 2016-02, and gains and losses from real estate dispositions. The adoption by the Company of ASU 2014-09 as of January 1, 2018 did not result in a cumulative adjustment and did not have a material impact on the Company’s consolidated balance sheet, results of operations, equity or cash flows.

In March 2016, the FASB issued ASU 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) (Topic 606)” (“ASU 2016-08”), which updates the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. The updates to the principal versus agent guidance (1) require an entity to determine whether it is a principal or an agent for each distinct good or service (or a distinct bundle of goods or services) to be provided to the customer; (2) illustrate how an entity that is a principal might apply the control principle to goods, services, or rights to services, when another party is involved in providing goods or services to a customer; (3) clarify that the purpose of certain specific control indicators is to support or assist in the assessment of whether an entity controls a specified good or service before it is transferred to the customer, provide more specific guidance on how the indicators should be considered, and clarify that their relevance will vary depending on the facts and circumstances; and (4) revise existing examples and add two new ones to more clearly depict how the guidance should be applied. The effective date and transition requirements for ASU 2016-08 are the same as the effective date and transition requirements of Topic 606, Revenue from Contracts with Customers (see ASU 2014-09 above). The majority of the Company's revenue is derived from rental income, which is scoped out from this standard and will be accounted for under ASU 2016-02, Leases, discussed above.  The Company adopted ASU 2016-08 as of January 1, 2018.

In February 2017, the FASB issued ASU 2017-05 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)" ("ASU 2017-05"). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. ASU 2017-05 also defines the term “in substance nonfinancial asset” and provides guidance on the recognition of gains on sale of real estate investments. It is effective for annual periods beginning after December 15, 2017. There has been no material impact to the Company upon its adoption of ASU 2017-05 as of January 1, 2018.

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

Note 4 – Investments in Real Estate

As of March 31, 2018, the Company was invested in twenty-nine operating real estate properties and eleven development properties through preferred equity and mezzanine loan investments. The following tables provide summary information regarding the Company’s consolidated operating properties and preferred equity and mezzanine loan investments, which are either consolidated or accounted for under the equity method of accounting.

Consolidated Operating Properties

Multifamily Community Name	Location	Number of Units	Date Built/Renovated (1)	Ownership Interest
ARIUM at Palmer Ranch	Sarasota, FL	320	2016	95.0%
ARIUM Glenridge	Atlanta, GA	480	1990	90.0%
ARIUM Grandewood	Orlando, FL	306	2005	100.0%
ARIUM Gulfshore	Naples, FL	368	2016	95.0%
ARIUM Hunter’s Creek	Orlando, FL	532	1999	100.0%
ARIUM Metrowest	Orlando, FL	510	2001	100.0%
ARIUM Palms	Orlando, FL	252	2008	95.0%
ARIUM Pine Lakes	Port St. Lucie, FL	320	2003	85.0%
ARIUM Westside	Atlanta, GA	336	2008	90.0%
Ashton Reserve	Charlotte, NC	473	2015	100.0%
Citrus Tower	Orlando, FL	336	2006	96.8%
Enders Place at Baldwin Park	Orlando, FL	220	2003	92.0%
James at South First	Austin, TX	250	2016	90.0%
Marquis at Crown Ridge	San Antonio, TX	352	2009	90.0%
Marquis at Stone Oak	San Antonio, TX	335	2007	90.0%
Marquis at The Cascades	Tyler, TX	582	2009	90.0%
Marquis at TPC	San Antonio, TX	139	2008	90.0%
Outlook at Greystone	Birmingham, AL	300	2007	100.0%
Park & Kingston	Charlotte, NC	168	2015	100.0%
Preston View	Morrisville, NC	382	2000	100.0%
Roswell City Walk	Roswell, GA	320	2015	98.0%
Sorrel	Frisco, TX	352	2015	95.0%
Sovereign	Fort Worth, TX	322	2015	95.0%
The Brodie	Austin, TX	324	2001	92.5%
The Links at Plum Creek	Castle Rock, CO	264	2000	88.0%
The Mills	Greenville, SC	304	2013	100.0%
The Preserve at Henderson Beach	Destin, FL	340	2009	100.0%
Villages at Cypress Creek	Houston, TX	384	2001	80.0%
Wesley Village	Charlotte, NC	301	2010	100.0%
Total		9,872

(1)	Represents date of last significant renovation or year built if there were no renovations.

Depreciation expense was $12.1 million and $7.8 million for the three months ended March 31, 2018 and 2017, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. In-place leases are amortized over the remaining term of the in-place leases, which is approximately six months. Amortization expense related to the in-place leases was $3.6 million and $3.1 million for the three months ended March 31, 2018 and 2017, respectively.

Preferred Equity and Mezzanine Loan Investments

Multifamily Community Name	Location	Actual / Planned Number of Units	Actual / Estimated Initial Occupancy	Actual / Estimated Construction Completion
Whetstone	Durham, NC	204	3Q 2014	3Q 2015
Alexan CityCentre	Houston, TX	340	2Q 2017	4Q 2017
Helios	Atlanta, GA	282	2Q 2017	4Q 2017
Alexan Southside Place	Houston, TX	270	4Q 2017	1Q 2018
Lake Boone Trail	Raleigh, NC	245	3Q 2017	4Q 2018
Vickers Village	Roswell, GA	79	3Q 2018	4Q 2018
APOK Townhomes	Boca Raton, FL	90	3Q 2018	1Q 2019
Crescent Perimeter	Atlanta, GA	320	4Q 2018	2Q 2019
Domain	Garland, TX	299	4Q 2018	2Q 2019
West Morehead	Charlotte, NC	286	4Q 2018	2Q 2019
Flagler Village	Fort Lauderdale, FL	385	3Q 2019	3Q 2020
Total		2,800

Note 5 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity during the three months ended March 31, 2018:

Acquisition of The Links at Plum Creek

On March 26, 2018, the Company, through subsidiaries of its Operating Partnership, acquired an 88.0% interest in a 264-unit apartment community located in Castle Rock, Colorado, known as The Links at Plum Creek for approximately $61.1 million. The purchase price of $61.1 million was funded, in part, with a $40.0 million senior mortgage loan secured by The Links at Plum Creek property.

Purchase Price Allocations

The acquisition of The Links at Plum Creek has been accounted for as an asset acquisition. The purchase price was allocated to the acquired assets based on their estimated fair values at the date of acquisition.

The following table summarizes the assets acquired and liabilities assumed at the acquisition date (amounts in thousands):

Purchase Price Allocation
Land	$2,960
Building	45,393
Building improvements	3,346
Land improvements	8,019
Furniture and fixtures	1,044
In-place leases	897
Total assets acquired	$61,659

Note 6 – Notes and Interest Receivable due from Related Party

Following is a summary of the Notes and interest receivable due from related parties as of March 31, 2018 and December 31, 2017 (amounts in thousands):

Property	March 31, 2018	December 31, 2017
APOK Townhomes	$11,365	$11,365
Crescent Perimeter	20,868	20,622
Domain	20,536	20,536
Flagler Village	75,314	53,668
Vickers Village	9,936	9,819
West Morehead	24,893	24,893
Total	$162,912	$140,903

Following is a summary of the interest income from related parties for the three months ended March 31, 2018 and 2017 (amounts in thousands):

Property	March 31, 2018	March 31, 2017
APOK Townhomes	$415	$387
Crescent Perimeter	762	—
Domain	750	233
Flagler Village	1,996	—
Vickers Village	363	—
West Morehead	910	903
Total	$5,196	$1,523

West Morehead Mezzanine Financing

On December 29, 2016, the Company, through BRG Morehead NC, LLC, or BRG Morehead NC, an indirect subsidiary, provided a $21.3 million mezzanine loan, or the BRG West Morehead Mezz Loan, to BR Morehead JV Member, LLC, an affiliate of the former Manager, or BR Morehead JV Member. The BRG West Morehead Mezz Loan is secured by BR Morehead JV Member’s approximate 95.0% interest in a multi-tiered joint venture along with Bluerock Special Opportunity + Income Fund II, LLC (“Fund II”), an affiliate of the former Manager, and an affiliate of ArchCo Residential, or the West Morehead JV, which intends to develop an approximately 286-unit Class A apartment community located in Charlotte, North Carolina to be known as West Morehead. On January 5, 2017, the Company increased the amount of the BRG West Morehead Mezz Loan to approximately $24.6 million. The BRG West Morehead Mezz Loan matures on the earlier of January 5, 2020, or the maturity date of the West Morehead Construction Loan, as defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG West Morehead Mezz Loan can be prepaid without penalty. The Company has the right to exercise an option to purchase, at the greater of a 25 basis point discount to fair market value or 15% internal rate of return for Fund II, up to a 100% common membership interest in BR Morehead JV Member (the mezzanine borrower), which is 99.5% owned by Fund II and which currently holds an approximate 95.0% interest in the West Morehead JV and in the West Morehead property, subject to certain promote rights of our unaffiliated development partner.

In conjunction with the West Morehead development, on December 29, 2016, the West Morehead property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $34.5 million construction loan with an unaffiliated party, or the West Morehead Construction Loan, of which $10.1 million is outstanding at March 31, 2018, and which is secured by the West Morehead property. The West Morehead Construction Loan matures on December 29, 2019, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The West Morehead Construction Loan bears interest on a floating basis on the amount drawn based on LIBOR plus 3.75%, subject to a minimum of 4.25%. Regular monthly payments are interest-only until September 2019, with further payments based on twenty-five-year amortization. The West Morehead Construction Loan can be prepaid without penalty.

In addition, on December 29, 2016, the West Morehead property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $7.3 million mezzanine loan with an unaffiliated party, of which $7.3 million is outstanding at March 31, 2018, and which is secured by membership interest in the joint venture developing the West Morehead property. The loan matures on December 29, 2019, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio, extension of the West Morehead Construction Loan and payment of an extension fee. The loan bears interest on a fixed rate of 11.5%. Regular monthly payments are interest-only. The loan can be prepaid prior to maturity provided the lender receives a cumulative return of 30% of its loan amount including all principal and interest paid.

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

In conjunction with the APOK Townhomes development, on December 29, 2016, the APOK Townhomes property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $18.7 million construction loan with an unaffiliated party, the Boca Construction Loan, of which $8.6 million is outstanding at March 31, 2018, which is secured by the APOK Townhomes property. The loan matures on June 29, 2019, and contains two one-year extension option, subject to certain conditions including a debt service coverage, stabilized occupancy and payment of an extension fee. The loan requires interest-only payments at prime plus 0.625%, subject to a floor of 4.125%. The loan can be prepaid without penalty.

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

In conjunction with the Domain 1 development, on March 3, 2017, the Domain 1 property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $30.3 million construction loan with an unaffiliated party, or the Domain 1 Construction Loan, of which $5.8 million is outstanding at March 31, 2018, and which is secured by the Domain 1 property. The Domain 1 Construction Loan matures on March 3, 2020, and contains two one-year extension options, subject to certain conditions including construction completion, a debt service coverage, loan to value ratio and payment of an extension fee. The Domain 1 Construction Loan bears interest on a floating basis on the amount drawn based on LIBOR plus 3.25%. Regular monthly payments are interest-only until March 2020, with further payments based on thirty-year amortization. The Domain 1 Construction Loan can be prepaid without penalty.

In addition, on March 3, 2017, the Domain 1 property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $6.4 million mezzanine loan with an unaffiliated party, of which $6.4 million is outstanding at March 31, 2018, and which is secured by membership interest in the joint venture developing the Domain 1 property. The loan matures on March 3, 2020, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio, extension of the Domain 1 Construction Loan and payment of an extension fee. The loan bears interest on a fixed rate of 12.5%, with 9.5% paid currently. Regular monthly payments are interest-only. The loan can be prepaid prior to maturity provided the lender receives a minimum profit and 1% exit fee.

Crescent Perimeter Mezzanine Financing

On December 29, 2017, the Company, through BRG Perimeter, LLC, or BRG Perimeter, an indirect subsidiary, provided a $20.6 million mezzanine loan, to BR Perimeter JV Member, LLC, an affiliate of the former Manager, or BR Perimeter JV Member. The BRG Perimeter Mezz Loan is secured by BR Perimeter JV Member’s approximate 60.0% interest in a multi-tiered joint venture along with Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”), an affiliate of the former Manager, and an affiliate of Crescent Communities, or the Crescent Perimeter Venture, which intends to develop an approximately 320-unit Class A apartment community located in Atlanta, Georgia to be known as Crescent Perimeter. The BRG Perimeter JV Mezz Loan matures on the later of December 29, 2021, or the maturity date of the Crescent Perimeter Construction Loan, as defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Perimeter JV Mezz Loan can be prepaid without penalty.

On December 12, 2016, the Crescent Perimeter property owner, which is owned by an entity in which the Company owns an indirect interest, entered into an approximately $44.7 million construction loan with an unaffiliated party, of which $13.4 million is outstanding at March 31, 2018, and which is secured by the Crescent Perimeter development, or the Crescent Perimeter Construction Loan. The loan matures December 12, 2020, with a one-year extension option subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest at a rate of LIBOR plus 3.00%, with interest only payments until December 12, 2020, with future payments based on 30-year amortization. The loan can be prepaid without penalty.

Vickers Village Mezzanine Financing

On December 29, 2017, the Company, through BRG Vickers Roswell, LLC, or BRG Vickers, an indirect subsidiary, provided a $9.8 million mezzanine loan, to BR Vickers Roswell JV Member, LLC, an affiliate of the former Manager, or BR Vickers JV Member. The BRG Vickers Mezz Loan is secured by BR Vickers JV Member’s approximate 80.0% interest in a multi-tiered joint venture along with Fund III, an affiliate of King Lowry Ventures, or the Vickers Venture, which intends to develop an approximately 79-unit Class A apartment community located in Roswell, Georgia to be known as Vickers Village. The BRG Vickers JV Mezz Loan matures on the latest of December 29, 2020, or the maturity date of the Vickers Construction Loan, as defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Vickers JV Mezz Loan can be prepaid without penalty.

On December 22, 2016, the Vickers Village property owner, which is owned by an entity in which the Company owns an indirect interest, entered into an approximately $18.0 million construction loan with an unaffiliated party, of which $10.6 million is outstanding at March 31, 2018, and which is secured by the Vickers Village development. The loan matures December 1, 2020. The loan bears interest at a rate of LIBOR plus 3.00%, with interest only payments until December 1, 2018, with future payments based on 25-year amortization. The loan can be prepaid without penalty.

Flagler Village Mezzanine Financing

On December 29, 2017, the Company, through BRG Flagler Village, LLC, or BRG Flagler, an indirect subsidiary, provided a $53.6 million mezzanine loan, or the BRG Flagler Mezz Loan, to BR Flagler JV Member, LLC, an affiliate of the former Manager, or BR Flagler JV Member. The BRG Flagler Mezz Loan was secured by BR Flagler JV Member’s 100.0% interest in a multi-tiered joint venture along with Fund II and Fund III, affiliates of the former Manager, and an affiliate of ArchCo Residential, or the Flagler JV, which intends to develop an approximately 385-unit Class A apartment community located in Fort Lauderdale, Florida to be known as Flagler Village. The BRG Flagler Mezz Loan had a maturity date of December 29, 2022 and bore interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Flagler Mezz Loan can be prepaid without penalty.

On March 28, 2018, in conjunction with the closing of the Flagler Construction Loan, as defined below, the Company, through BRG Flagler, restated the BRG Flagler Mezz Loan and increased the amount to approximately $74.6 million. The restated BRG Flagler Mezz Loan matures on March 28, 2023 and bears interest at a fixed rate of 12.9%. The BRG Flagler Mezz Loan is secured by BR Flagler JV Member’s approximate 97.4% interest in the Flagler JV, subject to certain promote rights of the Company’s unaffiliated development partner, and which is subject to preferred equity of partners holding preferred membership interests in the Flagler Village property. The Company has the right of first offer to purchase the member’s ownership interests in BR Flagler JV Member, or, if applicable, to purchase Flagler Village if BR Flagler JV Member exercises its rights under the Flagler JV to cause the sale of Flagler Village.

On March 28, 2018, the Flagler Village property owner, which is owned by an entity in which the Company owns an indirect interest, entered into an approximately $70.4 million construction loan with an unaffiliated party, of which $1,000 is outstanding at March 31, 2018, and which is secured by the Flagler Village development, or the Flagler Village Construction Loan. The loan matures March 28, 2022, with a one-year extension option subject to certain conditions including a debt service coverage, loan to value ratio, certificate of occupancy and payment of an extension fee. The loan bears interest at the greater of 5.0% or a rate of LIBOR plus 3.85%, with interest only payments until March 28, 2022, with future payments after extension based on 30-year amortization. The loan can be prepaid subject to payment of a make-whole premium and exit fee.

Note 7 – Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

Following is a summary of the Company’s ownership interests in the investments reported under the equity method of accounting. The carrying amount of the Company’s investments in unconsolidated real estate joint ventures as of March 31, 2018 and December 31, 2017 is summarized in the table below (amounts in thousands):

Property	March 31, 2018	December 31, 2017

Alexan CityCentre	$9,408	$9,258
Alexan Southside Place	20,584	20,584
APOK Townhomes	7	7
Crescent Perimeter	12	12
Domain	12	12
Flagler Village	44	30
Helios	16,360	16,360
Lake Boone Trail	11,930	11,930
Vickers Village	6	6
West Morehead	14	14
Whetstone	12,932	12,932
Total	$71,309	$71,145

As of March 31, 2018, the Company had outstanding equity investments in eleven multi-tiered joint ventures, each of which were created to develop a multifamily property. In each case, a wholly-owned subsidiary of the Operating Partnership made a preferred investment in a joint venture, except APOK Townhomes, Crescent Perimeter, Domain, Flagler Village and Vickers Village, which are common interests. The common interests in these joint ventures, as well as preferred interests in some cases, are owned by affiliates of the former Manager. In cases of preferred equity investments, the Company’s preferred equity investment in the joint venture generates a preferred return of 15% on its outstanding capital contributions, unless noted below, and the Company is not allocated any of the income or loss in the joint ventures. The joint venture is the controlling member in an entity whose purpose is to develop a multifamily property. Each joint venture in which the Company owns a preferred interest is required to redeem the Company’s preferred membership interests plus any accrued but unpaid preferred return on the earlier of the date which is six months following the maturity of the related development’s construction loan, or any earlier acceleration or due date, unless noted below. Additionally, the Company has the right, in its sole discretion, to convert its preferred membership interest in each joint venture into a common membership interest for a period of six months from the date upon which 70% of the units in the related development have been leased and occupied.

The following provides additional information regarding the Company’s preferred equity investments and unconsolidated real estate joint ventures as of March 31, 2018. The preferred returns and equity in income of the Company’s unconsolidated real estate joint ventures for the three months ended March 31, 2018 and 2017 are summarized below (amounts in thousands):

	Three Months Ended March 31,
Property	2018	2017
Alexan CityCentre	$383	$301
Alexan Southside Place	802	641
Domain	—	141
EOS	—	(22)
Flagler Village	—	(1)
Helios	605	605
Lake Boone Trail	441	421
Whetstone	230	486
Preferred returns and equity in income of unconsolidated joint ventures	$2,461	$2,572

Summary combined financial information for the Company’s investments in unconsolidated real estate joint ventures as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017, is as follows:

	March 31, 2018	December 31, 2017
Balance Sheets:
Real estate, net of depreciation	$448,401	$399,111
Other assets	76,303	62,667
Total assets	$524,704	$461,778

Mortgages payable	$388,227	$325,702
Other liabilities	23,696	25,956
Total liabilities	$411,923	$351,658
Members’ equity	112,781	110,120
Total liabilities and members’ equity	$524,704	$461,778

	Three Months Ended March 31,
	2018	2017
Operating Statement:
Rental revenues	$3,374	$819
Operating expenses	(2,786)	(498)
Income before debt service and depreciation and amortization	588	321
Interest expense, net	(1,552)	(1,836)
Depreciation and amortization	(1,936)	(342)
Net loss	$(2,900)	$(1,857)

Alexan CityCentre Interests

On July 1, 2014, through BRG T&C BLVD Houston, LLC, a wholly-owned subsidiary of the Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Bluerock Growth Fund, LLC (“BGF”), Fund II and Fund III, affiliates of the former Manager, and an affiliate of Trammell Crow Residential, to develop a 340-unit Class A apartment community located in Houston, Texas, to be known as Alexan CityCentre. The Company has made a capital commitment of approximately $9.4 million to acquire 100% of the Class A preferred equity interests in BR T&C BLVD JV Member, LLC all of which has been funded as of March 31, 2018 (of which $2.9 million earns a 20% preferred return).

On June 7, 2016, the Alexan CityCentre property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a loan modification agreement to amend the terms of its construction loan financing the construction and development of the Alexan CityCentre property (the “Alexan Development”). The maximum principal amount available to the borrower under the terms of the modified loan is $55.1 million of which approximately $55.0 million is outstanding at March 31, 2018. The maturity date is January 1, 2020, subject to a single one-year extension exercisable at the option of the borrower. The interest rate on the loan is a variable per annum rate equal to the prime rate plus 0.5%, or LIBOR plus 3.00%, at the borrower’s option. The loan requires monthly interest payments until the maturity date, after which $60,000 monthly payments of principal will be required in addition to payment of accrued interest during the maturity extension period. Certain unaffiliated third parties agreed to guaranty the completion of the development of the Alexan Development and provided partial guaranties of the borrower’s principal and interest obligations under the loan.

The six-month period during which the Company has the right to convert its preferred membership interest into a common membership interest commenced on January 21, 2018, the date on which Alexan Development achieved 70% leased and occupied units. As of March 31, 2018, the Company has not elected to convert into a common membership interest.

Alexan Southside Place Interests

On January 12, 2015, through BRG Southside, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund II and Fund III, which are affiliates of the former Manager, and an affiliate of Trammell Crow Residential, to develop an approximately 270-unit Class A apartment community located in Houston, Texas, to be known as Alexan Southside Place. Alexan Southside Place will be developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC, as tenant under an 85-year ground lease. The Company has made a capital commitment of $20.6 million to acquire 100% of the preferred equity interests in BR Southside Member, LLC, all of which has been funded as of March 31, 2018 (of which $3.3 million earns a 20% preferred return).

In conjunction with the Alexan Southside development, on April 7, 2015, the Alexan Southside leasehold interest holder, which is owned by an entity in which the Company owns an indirect interest, entered into a $31.8 million construction loan, of which $27.6 million is outstanding at March 31, 2018, which is secured by the leasehold interest in the Alexan Southside Place property. The loan matures on April 7, 2019, and contains a one-year extension option, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on the base rate plus 1.25% or LIBOR plus 2.25%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan can be prepaid without penalty.

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

Flagler Village Interests

On December 18, 2015, through BRG Flagler Village, LLC, a wholly-owned subsidiary of the Operating Partnership, the Company made an investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an affiliate of ArchCo Residential, to develop an approximately 385-unit, Class A apartment community located in Fort Lauderdale, Florida. On December 29, 2017, (i) Fund II substantially redeemed the equity investment held by BRG Flagler Village, LLC in BR Flagler JV Member, LLC for $26.3 million, (ii) BRG Flagler Village, LLC maintained a 0.5% common interest in BR Flagler JV Member, and (iii) the Company, through BRG Flagler Village, LLC, provided a mezzanine loan in the amount of $53.6 million to BR Flagler JV Member, LLC, or the BRG Flagler Mezz Loan. See Note 6 for further details regarding Flagler Village and the BRG Flagler Mezz Loan.

Helios Interests

On May 29, 2015, through BRG Cheshire, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of Catalyst Development Partners II, to develop a 282-unit Class A apartment community located in Atlanta, Georgia, to be known as Helios Apartments. The Company has made a capital commitment of $16.4 million to acquire 100% of the preferred equity interests in BR Cheshire Member, LLC, all of which has been funded as of March 31, 2018.

In conjunction with the Helios development, on December 16, 2015, the Helios property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $38.1 million construction loan which is secured by the fee simple interest in the Helios property, of which approximately $38.0 million is outstanding at March 31, 2018. The loan matures on December 16, 2018, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.50%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan can be prepaid without penalty.

Lake Boone Trail Interests

On December 18, 2015, through BRG Lake Boone, LLC, a wholly-owned subsidiary of the Operating Partnership, BRG Lake Boone, LLC, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an affiliate of Tribridge Residential, LLC, to develop an approximately 245-unit, Class A apartment community located in Raleigh, North Carolina (“Lake Boone Trail”). The Company has made a capital commitment of $11.9 million to acquire 100% of the preferred equity interests in BR Lake Boone JV Member, LLC, all of which has been funded at March 31, 2018.

In conjunction with the Lake Boone Trail development, on June 23, 2016, the Lake Boone Trail property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $25.2 million construction loan which is secured by the fee simple interest in the Lake Boone Trail property, of which $18.6 million is outstanding as of March 31, 2018. The loan matures on December 23, 2019, and contains one extension option for one year to five years, subject to certain conditions including construction completion, a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.65%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan can be prepaid without penalty.

West Morehead Interests

On January 6, 2016, through BRG Morehead NC, LLC, a wholly-owned subsidiary of the Operating Partnership, BRG Morehead NC, LLC, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an affiliate of ArchCo Residential, to develop an approximately 286-unit Class A apartment community located in Charlotte, North Carolina to be known as West Morehead.  The Company has a 0.5% common equity interest in BR Morehead JV Member, LLC, at March 31, 2018. See Note 6 for further details regarding West Morehead and the BRG West Morehead Mezz Loan.

Whetstone Interests

On May 20, 2015, through BRG Whetstone Durham, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of TriBridge Residential, LLC, to acquire a 204-unit Class A apartment community located in Durham, North Carolina, to be known as Whetstone Apartments. The Company has made a capital commitment of $12.9 million to acquire 100% of the preferred equity interests in BR Whetstone Member, LLC, all of which has been funded as of March 31, 2018. On October 2, 2016, the Company entered into an agreement that provided for an extended twelve-month period in which it had a right to convert into common ownership. The Company did not elect to convert into common ownership on October 6, 2017, and therefore its preferred return decreased to 6.5%. Effective April 1, 2017, Whetstone ceased paying its preferred return on a current basis. The accrued preferred return of $1.5 million is shown as a due from affiliates in the consolidated balance sheet. The Company has evaluated the preferred equity investment and accrued preferred return and determined that the investment is not impaired and is fully recoverable.

On October 6, 2016, the Whetstone property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a mortgage loan of approximately $26.5 million secured by the Whetstone Apartment property, of which $26.3 million was outstanding as of March 31, 2018. The loan matures on November 1, 2023. The loan bears interest at a fixed rate of 3.81%. Regular monthly payments are interest-only until November 1, 2017, with monthly payments beginning December 1, 2017 based on thirty-year amortization. The loan may be prepaid with the greater of 1% prepayment fee or yield maintenance until October 31, 2021, and thereafter at par. The loan is nonrecourse to the Company and its joint venture partners with certain standard scope non-recourse carve-outs for certain deeds, acts or failures to act on the part of the Company and the joint venture partners.

Note 8 – Revolving credit facilities

The outstanding balances on the revolving credit facilities as of March 31, 2018 and December 31, 2017, are as follows:

Revolving credit facilities	March 31, 2018	December 31, 2017
Senior Credit Facility	$78,049	$67,670
Junior Credit Facility	21,116	—
Total	$99,165	$67,670

Senior Credit Facility

On October 4, 2017, the Company, through its Operating Partnership, entered into a credit agreement (the “Senior Credit Facility”) with KeyBank National Association (“KeyBank”) and other lenders. The Senior Credit Facility provides for an initial loan commitment amount of $150 million, which commitment contains an accordion feature up to a maximum commitment of up to $250 million.

The Senior Credit Facility matures on October 4, 2020, with a one-year extension option, subject to certain conditions and the payment of an extension fee. Borrowings under the Senior Credit Facility bear interest, at the Company’s option, at LIBOR plus 1.80% to 2.45%, or the base rate plus 0.80% to 1.45%, depending on the Company’s leverage ratio. The weighted average interest rate was 3.97% at March 31, 2018. The Company pays an unused fee at an annual rate of 0.20% to 0.25% of the unused portion of the Senior Credit Facility, depending on the amount of borrowings outstanding. The Senior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio, and minimum tangible net worth. The Company has guaranteed the obligations under the Senior Credit Facility and provided certain properties as collateral.

Junior Credit Facility

On March 20, 2018, the Company, through a subsidiary of its Operating Partnership, entered into a credit agreement (the “Junior Credit Facility”) with KeyBank and other lenders. The Junior Credit Facility provides for a maximum loan commitment amount of $50 million.

The Junior Credit Facility matures on March 20, 2019. Borrowings under the Junior Credit Facility bear interest, at the Company’s option, at LIBOR plus 4.0%, or the base rate plus 3.0%. The weighted average interest rate was 5.86% at March 31, 2018. The Company pays an unused fee at an annual rate of 0.35% to 0.40% of the unused portion of the Junior Credit Facility, depending on the amount of borrowings outstanding. The Junior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio, minimum tangible net worth and minimum equity raise and collateral values. The Company has guaranteed the obligations under the Junior Credit Facility and has pledged certain assets as collateral.

The remaining availability of borrowings under the revolving credit facilities at March 31, 2018 is based on the value of the collateral and compliance with various ratios related to those assets and was approximately $23.2 million.

Note 9 – Mortgages Payable

The following table summarizes certain information as of March 31, 2018 and December 31, 2017, with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of March 31, 2018
Property	March 31, 2018	December 31, 2017	Interest Rate	Fixed/ Floating	Maturity Date
ARIUM at Palmer Ranch	$26,925	$26,925	3.84%	LIBOR + 2.17% (1)	February 1, 2023
ARIUM Glenridge	48,431	48,431	4.15%	LIBOR + 2.18% (1)	November 1, 2023
ARIUM Grandewood	34,294	34,294	3.49%	Floating (2)	December 1, 2024
ARIUM Gulfshore	32,626	32,626	3.84%	LIBOR + 2.17% (1)	February 1, 2023
ARIUM Hunter’s Creek	72,294	72,294	3.65%	Fixed	November 1, 2024
ARIUM Palms	24,999	24,999	3.89%	LIBOR + 2.22% (1)	September 1, 2022
ARIUM Pine Lakes	26,950	26,950	3.95%	Fixed	November 1, 2023
ARIUM Westside	52,150	52,150	3.68%	Fixed	August 1, 2023
Ashton Reserve I	31,272	31,401	4.67%	Fixed	December 1, 2025
Ashton Reserve II	15,270	15,270	4.29%	LIBOR + 2.62% (1)	January 1, 2026
Citrus Tower	41,438	41,438	4.07%	Fixed	October 1,2 2024
Enders Place at Baldwin Park (3)	24,169	24,287	4.30%	Fixed	November 1, 2022
James on South First	26,500	26,500	4.35%	Fixed	January 1, 2024
Marquis at Crown Ridge	29,071	29,217	3.28%	LIBOR + 1.61% (1)	June 1, 2024
Marquis at Stone Oak	43,125	43,125	3.28%	LIBOR + 1.61% (1)	June 1, 2024
Marquis at The Cascades I	33,207	33,207	3.28%	LIBOR + 1.61% (1)	June 1, 2024
Marquis at The Cascades II	23,175	23,175	3.28%	LIBOR + 1.61% (1)	June 1, 2024
Marquis at TPC	17,094	17,184	3.28%	LIBOR + 1.61% (1)	June 1, 2024
Park & Kingston (4)	18,432	18,432	3.41%	Fixed	April 1, 2020
Preston View	41,066	41,066	3.74%	LIBOR + 2.07% (1)	March 1, 2024
Roswell City Walk	51,000	51,000	3.63%	Fixed	December 1, 2026
Sorrel	38,684	38,684	3.96%	LIBOR + 2.29% (1)	May 1, 2023
Sovereign	28,650	28,788	3.46%	Fixed	November 10, 2022
The Brodie	34,825	34,825	3.71%	Fixed	December 1, 2023
The Links at Plum Creek	40,000	—	4.31%	Fixed	October 1, 2025
The Mills	26,659	26,777	4.21%	Fixed	January 1, 2025
The Preserve at Henderson Beach	36,138	36,311	4.65%	Fixed	January 5, 2023
Villages at Cypress Creek	26,200	26,200	3.23%	Fixed	October 1, 2022
Wesley Village	40,545	40,545	4.25%	Fixed	April 1, 2024
Total	985,189	946,101
Fair value adjustments	2,530	2,638
Deferred financing costs, net	(9,246)	(9,245)
Total	$978,473	$939,494

(1) In March 2018, one month LIBOR in effect was 1.67%. One month LIBOR at March 31, 2018 was 1.88%.

(2) The principal balance includes the initial advance of $29.44 million at a floating rate of 1.67% plus one month LIBOR and a $4.85 million supplemental loan at a floating rate of 2.74% plus one month LIBOR. At March 31, 2018, the interest rates on the initial advance and supplemental loan were 3.34% and 4.41%, respectively.

(3) The principal balance includes a $16.5 million loan at a fixed rate of 3.97% and a $7.7 million supplemental loan at a fixed rate of 5.01%.

(4) The principal balance includes a $15.3 million loan at a fixed rate of 3.21% and a $3.2 million supplemental loan at a fixed rate of 4.34%.

Deferred financing costs

Costs incurred in obtaining long-term financing, reflected as a reduction of Mortgages Payable in the accompanying Consolidated Balance Sheets, are amortized on a straight-line basis, which approximates the effective interest method, over the terms of the related debt agreements, as applicable.

The Links at Plum Creek Mortgage Payable

On March 26, 2018, the Company, through an indirect subsidiary, entered into a $40.0 million loan secured by The Links at Plum Creek. The loan matures October 1, 2025 and bears interest at a fixed rate of 4.31%, with interest only payments until April 2020, and then monthly payments based on 30-year amortization. After June 30, 2025, the loan may be prepaid without prepayment fee or yield maintenance.

Debt maturities

As of March 31, 2018, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2018 (April 1-December 31)	$3,668
2019	8,017
2020	31,072
2021	14,050
2022	112,085
Thereafter	816,297
$985,189
Add: Unamortized fair value debt adjustment	2,530
Subtract: Deferred financing costs, net	(9,246)
Total	$978,473

The net book value of real estate assets providing collateral for these above borrowings, including the revolving credit facilities, were $1,450.3 million and $1,397.4 million at March 31, 2018 and December 31, 2017, respectively.

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

Note 10 – Fair Value of Financial Instruments

As of March 31, 2018 and December 31, 2017, the Company believes the carrying value of cash and cash equivalents, accounts receivable, due to and from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities.  Based on the discounted amount of future cash flows currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $975.9 million and $940.7 million as of March 31, 2018 and December 31, 2017, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $987.7 million and $948.7 million, respectively.  The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs, as defined in ASC Topic 820, “Fair Value Measurement”) for similar types of borrowing arrangements.

Note 11 – Related Party Transactions

Former Management Agreement

The Company entered into a management agreement (the “Management Agreement”) with the former Manager, at its Initial Public Offering (“IPO”) on April 2, 2014. On October 31, 2017, upon the Company’s acquisition of a newly-formed entity owning the assets used by the former Manager in its performance of the management functions then provided to the Company pursuant to the Management Agreement, or the Internalization, the Company became internally managed. The current management and investment teams, who were previously employed by an affiliate of the former Manager, became employed by the Company’s indirect subsidiary, and the Company become an internally managed real estate investment trust.

While the Company was externally managed, the Management Agreement required the former Manager to manage the Company’s business affairs in conformity with the investment guidelines and other policies that were approved and monitored by the Company’s board of directors. The Company paid the former Manager a base management fee in an amount based on the Company’s stockholders’ existing and contributed equity prior to the IPO and equity raised subsequent to the IPO. The base management fee was payable independent of the performance of the Company’s investments. The Management Agreement provided that the base management fee could be payable in cash or LTIP Units, at the election of the board. The number of LTIP Units issued for the base management fee or incentive fee was based on the fees earned divided by the 5-day trailing average Class A common stock price prior to issuance. Base management fees of $2.3 million were expensed during the three months ended March 31, 2017 and were paid through the issuance of 183,150 Units.

The Company also paid the former Manager an incentive fee based on performance. The incentive fee could be payable in cash or LTIP Units, at the election of the Board. Incentive fees of $0.4 million were expensed during the three months ended March 31, 2017 and were paid through the issuance of 34,803 LTIP Units.

In 2015 and 2016, the Company issued grants of LTIP Units under the Amended 2014 Incentive Plans to the former Manager. The LTIP Units vested ratably over a three-year period, subject to certain terms and conditions. These LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock. LTIP expense of $0.3 million for the three months ended March 31, 2017, was recorded as part of general and administrative expenses. The expense recognized during 2017 was based on the Class A common stock closing price at the vesting date or the end of the period, as applicable.

The Company was also required to reimburse the former Manager for certain expenses and paid all operating expenses, except those specifically required to be borne by the former Manager under the Management Agreement. Reimbursements of $0.6 million were expensed during the three months ended March 31, 2017, and were recorded as part of general and administrative expenses. In addition, the former Manager was reimbursed for offering costs in conjunction with the January 2017 Common Stock Offering of $0.03 million during the three months ended March 31, 2017.

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

All of the Company’s executive officers, and some of its directors, were also executive officers, managers and/or holders of a direct or indirect controlling interest in the former Manager and other Bluerock-affiliated entities.  As a result, they owed fiduciary duties to each of these entities, their members, limited partners and investors, which fiduciary duties may have from time to time conflicted with the fiduciary duties that they owed to the Company and its stockholders.

Administrative Services Agreement

In connection with the closing of the Internalization, the Company entered into an Administrative Services Agreement with Bluerock Real Estate, LLC and its affiliate, Bluerock Real Estate Holdings, LLC (together “BRE”) (the “Administrative Services Agreement”). Pursuant to the Administrative Services Agreement, BRE will provide the Company with certain human resources, investor relations, marketing, legal and other administrative services (the “Services”) to facilitate a smooth transition in the Company’s management of its operations and enable the Company to benefit from operational efficiencies created by access to such services following closing, to give the Company time to develop such services in-house or to hire other third-party service providers for such services. The Services will be provided on an at-cost basis, generally allocated based on the use of such Services for the benefit of the Company’s business, and shall be invoiced on a quarterly basis. In addition, the Administrative Services Agreement will permit, from time to time, certain employees of the Company to provide or cause to be provided services to BRE, on an at-cost basis, generally allocated based on the use of such services for the benefit of the business of BRE and invoiced on a quarterly basis, and otherwise subject to the terms of the Services to be provided by BRE to the Company under the Administrative Services Agreement. Payment by the Company of invoices and other amounts payable under the Administrative Services Agreement will be made in cash or, in the sole discretion of the Company’s board of directors, in the form of fully-vested LTIP Units.

The initial term of the Administrative Services Agreement is one year from the date of execution, subject to the Company’s right to renew it for successive one-year terms upon sixty (60) days written notice prior to expiration. The Administrative Services Agreement will automatically terminate (i) upon termination by the Company of all Services, or (ii) in the event of non-renewal by the Company. Any Company Party will also be able to terminate the Administrative Services Agreement with respect to any individual Service upon written notice to the applicable BRE entity, in which case the specified Service will discontinue as of the date stated in such notice, which date must be at least ninety (90) days from the date of such notice. Further, either BRE entity may terminate the Administrative Services Agreement at any time upon the occurrence of a “Change of Control Event” (as defined therein) upon at least one hundred eighty (180) days prior written notice to the Company.

Pursuant to the Administrative Services Agreement, BRE will be responsible for the payment of all employee benefits and any other direct and indirect compensation for the employees of BRE (or their affiliates or permitted subcontractors) assigned to perform the Services, as well as such employees’ worker’s compensation insurance, employment taxes, and other applicable employer liabilities relating to such employees.

Recorded as part of general and administrative expenses, reimbursements of $0.1 million and $0.4 million related to payroll and operating expenses, respectively, were expensed during the three months ended March 31, 2018.

Pursuant to the terms of the Management Agreement, summarized below are the related party amounts payable to our former Manager, as well as to BRE, as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Amounts Payable to the former Manager under the Management Agreement
Base management fee	$-	$993
Total amounts payable to former Manager	$-	$993
Amounts Payable to BRE under the Administrative Services Agreement
Operating expense reimbursements and direct expense reimbursements	$523	$508
Offering expense reimbursements	177	74
Total amounts payable to BRE	$700	$582
Total	$700	$1,575

As of March 31, 2018 and December 31, 2017, the Company had $2.2 million and $2.0 million, respectively, in receivables due from related parties other than from BRE or the former Manager, primarily for accrued preferred returns on unconsolidated real estate investments for the most recent month.

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Series B Preferred Stock, the Company engaged a related party, as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager may re-allow the selling commissions and dealer manager fees to participating broker-dealers, and is expected to incur costs in excess of the 10%, which costs will be borne by the dealer manager. For the three months ended March 31, 2018, the Company has incurred approximately $1.3 million and $0.6 million, in selling commissions and dealer manager fees, respectively. In addition, the former Manager was reimbursed for offering costs in conjunction with the Series B Preferred Offering of $0.3 million during the three months ended March 31, 2018, which were recorded as a reduction to the proceeds of the offering.

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

Note 12 – Stockholders’ Equity

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders, less dividends on LTIP Units expected to vest plus gains on redemptions on common stock, by the weighted average number of common shares outstanding for the period.  Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding and any potential dilutive shares for the period.  Net loss attributable to common stockholders is computed by adjusting net loss for the non-forfeitable dividends paid on non-vested LTIP Units.

The Company considers the requirements of the two-class method when preparing earnings per share. The Company has two classes of common stock outstanding, Class A common stock, $0.01 par value per share, and Class C common stock, $0.01 par value per share. The Class C common stock was issued in connection with the Company’s Internalization and is entitled to participate in the Company’s dividends on a one-for-one basis with the Class A common stock. Earnings per share is not affected by the two-class method because the Company’s Class A and C common stock participate in dividends on a one-for-one basis.

The following table reconciles the components of basic and diluted net loss per common share (amounts in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2018	2017

Net loss attributable to common stockholders	$(9,425)	$(4,990)
Dividends on LTIP Units expected to vest	(172)	-
Basic net loss attributable to common stockholders	$(9,597)	$(4,990)

Weighted average common shares outstanding (1)	24,143,382	24,989,621

Potential dilutive shares (2)	—	—
Weighted average common shares outstanding and potential dilutive shares (1)	24,143,382	24,989,621

Net loss per common share, basic	$(0.40)	$(0.20)
Net loss per common share, diluted	$(0.40)	$(0.20)

The effect of the conversion of OP Units and LTIP Units is not reflected in the computation of basic and diluted earnings per share, as they are exchangeable for Class A common stock on a one-for-one basis. The income allocable to such units is allocated on this same basis and reflected as noncontrolling interests in the accompanying consolidated financial statements. As such, the assumed conversion of these units would have no net impact on the determination of diluted earnings per share.

(1)	For 2018, amounts relate to shares of the Company’s Class A and Class C common stock outstanding. For 2017, amounts relate to shares of Class A common stock and LTIP Units outstanding.

(2)	Excludes none and 661 shares of common stock, for the three months ended March 31, 2018 and 2017, respectively, related to non-vested restricted stock, as the effect would be anti-dilutive.

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

Series B Preferred Stock Offering

The Company issued 18,531 shares of Series B Preferred Stock under a continuous registered offering with net proceeds of approximately $16.7 million after commissions and dealer manager fees during the three months ended March 31, 2018. As of March 31, 2018, the Company has sold 203,217 shares of Series B Preferred Stock and 203,217 Warrants to purchase 4,064,340 shares of Class A common stock for net proceeds of approximately $182.9 million after commissions and fees. During the three months ended March 31, 2018, 482 Series B Preferred shares were redeemed through the issuance of 44,965 Class A common shares and 35 Series B Preferred shares were redeemed for approximately $32,550 in cash.

At-the-Market Offerings

On August 8, 2016, the Company, its Operating Partnership and its former Manager entered into an At Market Issuance Sales Agreement (the “Class A Sales Agreement”) with FBR Capital Markets & Co. (“FBR”). Pursuant to the Class A Sales Agreement, FBR will act as distribution agent with respect to the offering and sale of up to $100,000,000 in shares of Class A common stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE American, or on any other existing trading market for Class A common stock or through a market maker (the “Class A Common Stock ATM Offering”). The Company has not commenced any sales through the Class A Common Stock ATM Offering.

Class A common stock repurchase program

In February 2018, the Company authorized a stock repurchase plan to purchase up to $25 million of the Company’s outstanding shares of Class A common stock. The repurchase plan has a term of one year and may be discontinued at any time. The extent to which the Company repurchases shares of its Class A common stock, and the timing of any such purchases, will depend on a variety of factors including general business and market conditions and other corporate considerations. The Company purchased 530,693 shares of Class A common stock during the three months ended March 31, 2018 for a total purchase price of $4.2 million.

The following table is a summary of the Class A common stock repurchase activity as of March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2018 through January 31, 2018	-	$-	-	$-
February 1, 2018 through February 28, 2018	331,090	7.84	331,090	22,398,638
March 1, 2018 through March 31, 2018	199,603	8.01	199,603	20,795,897
Total	530,693	$7.92	530,693

Operating Partnership and Long-Term Incentive Plan Units

As of March 31, 2018, limited partners other than the Company owned approximately 25.11% of the Operating Partnership (6,230,757 OP Units, or 19.60%, is held by OP Unit holders, and 1,750,606 LTIP Units, or 5.51%, is held by LTIP Unit holders, of which 3.32% are not vested at March 31, 2018). Subject to certain restrictions set forth in the Operating Partnership’s Limited Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash.

Equity Incentive Plans – LTIP Grants

Prior to the Internalization, in 2015 and 2016, the Company issued grants of LTIP Units under the Amended 2014 Incentive Plans to the former Manager. The LTIP Units vested ratably over a three-year period, subject to certain terms and conditions. LTIP expense of $0.3 million for the three months ended March 31, 2017, was recorded as part of general and administrative expenses. The expense recognized during 2017 was based on the Class A common stock closing price at the vesting date or the end of the period, as applicable. In conjunction with the Internalization, 212,203 outstanding LTIP Units issued as incentive equity to our former Manager became vested in accordance with their original terms.

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

On January 1, 2018, the Company granted certain equity grants of LTIPS of the Company’s operating partnership to various executive officers under the Second Amended 2014 Incentive Plans. These awards, amounting to 1,056,211 LTIPs, were issued pursuant to the executive officers’ employment and service agreements as time-based LTIPs and performance-based LTIPs. All of these LTIP grants require continuous employment for vesting. Due to a limitation on the number of LTIP Units available for issuance under the Second Amended 2014 Incentive Plans, the long-term performance awards were, in aggregate, approximately 81,000 LTIP Units lower than those which the recipients were entitled pursuant to the terms of their respective employments agreements, with the Company planning to issue the remaining LTIP Units at such time as such LTIP Units become available under the Equity Incentive Plans. Time-based LTIPs were issued amounting to 770,854 LTIPs that vest over approximately five years and 160,192 LTIPs that vest over approximately three years. The Company recognizes compensation expense based on the fair value at the date of grant, ratably over the requisite service periods for the time-based LTIPs, thus, the Company recognized approximately $1.1 million during the three months ended March 31, 2018. Performance-based LTIPs were issued amounting to 125,165 LTIPs, are subject to a three-year performance period, and will vest immediately upon successful achievement of performance based conditions. Performance criteria are primarily based on a mixture of objective internal achievement goals and relative performance against its industry peers, with a minimum, threshold, and maximum performance standard for performance criteria. After the determination of the achievement of the performance criteria, any performance-based LTIP Units that were awarded but do not vest will be canceled. The Company recognizes compensation expense based on the fair value at the date of grant and the probability of achievement of performance criteria over the performance period for the performance-based LTIPs, thus, the Company recognized approximately $0.1 million during the three months ended March 31, 2018.

In addition, on January 1, 2018, the Company granted 6,263 LTIP Units under the Second Amended 2014 Incentive Plans to each independent member of the board of directors in payment of the equity portion of their respective annual retainers. The LTIP Units were fully vested upon issuance and thus, the Company recognized expense of approximately $0.2 million immediately based on the fair value at the date of grant.

At March 31, 2018, there was $9.4 million of total unrecognized compensation cost related to unvested LTIPs granted under the Second Amended 2014 Incentive Plans. The remaining cost is expected to be recognized over a period of 4.1 years.

LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock, or, at the Company’s election, cash.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid
Class A Common Stock
October 13, 2017	December 22, 2017	$0.096667	January 5, 2018
December 20, 2017	March 23, 2018	$0.162500	April 5, 2018
Class C Common Stock
October 13, 2017	December 22, 2017	$0.096667	January 5, 2018
December 20, 2017	March 23, 2018	$0.162500	April 5, 2018
Series A Preferred Stock
December 8, 2017	December 22, 2017	$0.515625	January 5, 2018
March 9, 2018	March 23, 2018	$0.515625	April 5, 2018
Series B Preferred Stock
October 13, 2017	December 22, 2017	$5.00	January 5, 2018
January 12, 2018	January 25, 2018	$5.00	February 5, 2018
January 12, 2018	February 23, 2018	$5.00	March 5, 2018
January 12, 2018	March 23, 2018	$5.00	April 5, 2018
Series C Preferred Stock
December 8, 2017	December 22, 2017	$0.4765625	January 5, 2018
March 9, 2018	March 23, 2018	$0.4765625	April 5, 2018
Series D Preferred Stock
December 8, 2017	December 22, 2017	$0.4453125	January 5, 2018
March 9, 2018	March 23, 2018	$0.4453125	April 5, 2018

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

 Distributions declared and paid for the three months ended March 31, 2018 were as follows (amounts in thousands):

	Distributions
2018	Declared	Paid
First Quarter
Class A Common Stock (1)	$(79)	$2,341
Class C Common Stock	—	7
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	2,921	2,816
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,270	1,270
OP Units	—	602
LTIP Units	175	53
Total first quarter 2018	$8,344	$11,146

(1) On December 20, 2017, the Company’s board of directors authorized, and the Company declared a quarterly dividend for the first quarter of 2018 equal to a quarterly rate of $0.1625 per share on the Class A and Class C common stock, payable to the stockholders of record as of March 23, 2018, which was paid in cash on April 5, 2018. Holders of OP and LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of the Class A common stock. The Company recorded an estimated accrued distribution at December 31, 2017 based on the Class A common stock outstanding. Due to the impact of the Class A common stock repurchase program that was initiated in February 2018, the distribution required based on the outstanding Class A common stock at the March 23, 2018 record date was lower than the accrued distribution recorded at December 31, 2017 and therefore, a negative declared distribution is reflected.

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

Note 14 – Subsequent Events

Declaration of Dividends

Declaration Date	Payable to stockholders of record as of	Amount	Payable Date
Series B Preferred Stock
April 13, 2018	April 25, 2018	$5.00	May 4, 2018
April 13, 2018	May 25, 2018	$5.00	June 5, 2018
April 13, 2018	June 25, 2015	$5.00	July 5, 2018

Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock. A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate.

 Distributions Paid

The following distributions were paid to the Company's stockholders, as well as holders of OP and LTIP Units subsequent to March 31, 2018 (amounts in thousands):

Shares	Declaration Date	Record Date	Date Paid	Distributions per Share	Total Distribution
Class A Common Stock	December 20, 2017	March 23, 2018	April 5, 2018	$0.162500	$3,857
Class C Common Stock	December 20, 2017	March 23, 2018	April 5, 2018	$0.162500	$12
Series A Preferred Stock	March 9, 2018	March 23, 2018	April 5, 2018	$0.515625	$2,950
Series B Preferred Stock	January 12, 2018	March 23, 2018	April 5, 2018	$5.000000	$1,011
Series C Preferred Stock	March 9, 2018	March 23, 2018	April 5, 2018	$0.4765625	$1,107
Series D Preferred Stock	March 9, 2018	March 23, 2018	April 5, 2018	$0.4453125	$1,269
OP Units	December 20, 2017	March 23, 2018	April 5, 2018	$0.162500	$1,012
LTIP Units	December 20, 2017	March 23, 2018	April 5, 2018	$0.162500	$266

Series B Preferred Stock	April 13, 2018	April 25, 2018	May 4, 2018	$5.000000	$1,040
Total					$12,524

Acquisition of Sands Parc

On May 1, 2018, the Company, through subsidiaries of its Operating Partnership, acquired a 100.0% interest in a 264-unit apartment community located in Daytona, Florida, known as Sands Parc (“Sands Parc”) for approximately $46.2 million. The purchase price of $46.2 million was funded, in part, with the Company’s Senior Credit Facility secured by the Sands Parc property.

Entry into Master Credit Facility with Fannie Mae

On April 30, 2018, the Company, through its Operating Partnership, caused BR Metrowest, LLC, a Delaware limited liability company and subsidiary of the Operating Partnership, together with certain other subsidiaries of the Operating Partnership, to enter into a Master Credit Facility Agreement (the “Fannie Facility”) with Walker & Dunlop, LLC (“Walker & Dunlop”) as the original lender. The Fannie Facility was issued through Fannie Mae’s Multifamily Delegated Underwriting and Servicing Program and was assigned by Walker & Dunlop to Fannie Mae. The Fannie Facility includes certain restrictive covenants, including indebtedness, liens, investments, mergers and asset sales, and distributions. The Fannie Facility also contains events of default, including payment defaults, covenant defaults, bankruptcy events, and change of control events. The Company has guaranteed the obligations under the Fannie Facility.

On April 30, 2018, the Fannie Facility provided for an initial $64.6 million fixed rate advance (the “Initial Advance”), which was used to refinance a loan secured by the multifamily residential property commonly known as ARIUM Metrowest Apartments located in Orlando, Florida. The Initial Advance has a term of eighty-four (84) months and will mature on May 1, 2025. The Initial Advance will bear interest at a fixed rate of 4.43% per annum.

On May 3, 2018, the Fannie Facility provided for a $22.1 million fixed rate advance (the “Second Advance”), which was used to refinance a loan secured by the multifamily residential property commonly known as Outlook at Greystone Apartments located in Birmingham, Alabama. The Second Advance has a term of eighty-four (84) months and will mature on June 1, 2025. The Second Advance will bear interest at a fixed rate of 4.30% per annum. The Company may request future fixed rate advances or variable rate advances under the Fannie Facility either by borrowing against the value of the mortgaged properties (based on the valuation methodology established in the Fannie Facility) or adding eligible properties to the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. The proceeds of any future advances made under the Fannie Facility may be used, among other things, for the acquisition and refinancing of additional properties to be identified in the future.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Bluerock Residential Growth REIT, Inc., and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Bluerock Residential Growth REIT, Inc., a Maryland corporation, and, as required by context, Bluerock Residential Holdings, L.P., a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. We refer to Bluerock Real Estate, L.L.C., a Delaware limited liability company, as “Bluerock”, and we refer to our former external manager, BRG Manager, LLC, a Delaware limited liability company, as our “former Manager.” Both Bluerock and our former Manager are affiliated with the Company.

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

Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this report. All forward-looking statements are made as of the date of this report and the risk that actual results will differ materially from the expectations expressed in this report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this report, whether as a result of new information, future events, changed circumstances or any other reason. The forward-looking statements should be read in light of the risk factors set forth in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 13, 2018, and subsequent filings by us with the SEC, or (“Risk Factors”).

Overview

We were incorporated as a Maryland corporation on July 25, 2008. Our objective is to maximize long-term stockholder value by acquiring and developing well-located institutional-quality apartment properties in demographically attractive growth markets across the United States. We seek to maximize returns through investments where we believe we can drive substantial growth in our funds from operations and net asset value primarily through our Core-Plus and Invest-to-Own investment strategies.

We conduct our operations through Bluerock Residential Holdings, L.P., our operating partnership (the “Operating Partnership”), of which we are the sole general partner. The consolidated financial statements include our accounts and those of the Operating Partnership and its subsidiaries.

As of March 31, 2018, our portfolio consisted of interests in forty properties, twenty-nine operating properties and eleven through preferred equity and mezzanine loan investments. Of the property interests held through preferred equity and mezzanine loan investments, six are under development, four are in leaseup and one property is stabilized. The forty properties contain an aggregate of 12,672 units, comprised of 9,872 consolidated operating units and 2,800 units through preferred equity and mezzanine loan investments. As of March 31, 2018, these properties, exclusive of our development properties, were approximately 94% occupied.

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

Recent Developments

During the three months ended March 31, 2018, we acquired one stabilized property and increased the mezzanine loan in Flagler Village as discussed below.

Acquisition of The Links at Plum Creek

On March 26, 2018, we, through subsidiaries of our Operating Partnership, acquired a 88.0% interest in a 264-unit apartment community located in Castle Rock, Colorado, known as The Links at Plum Creek (“Plum Creek”) for approximately $61.1 million. The purchase price of $61.1 million was funded, in part, with a $40.0 million senior mortgage loan secured by the Plum Creek property.

Notes and accrued interest receivable from related parties

During the three months ended March 31, 2018, we restated and increased the mezzanine loan to Flagler JV by $21.0 million, to approximately $74.6 million. See Notes 6 to the interim Consolidated Financial Statements for additional information.

Recent Stock Offerings

During the three months ended March 31, 2018 we continued to raise capital to finance our investment activities.

Series B Preferred Stock

We issued 18,531 shares of Series B Preferred Stock under a continuous registered offering with net proceeds of approximately $16.7 million after commissions and dealer manager fees of approximately $1.9 million during the three months ended March 31, 2018.

Our total stockholders’ equity decreased $11.7 million from $222.8 million as of December 31, 2017 to $211.1 million as of March 31, 2018. The decrease in our total stockholders’ equity is primarily attributable to dividends declared of $8.3 million, repurchase of Class A common stock of $4.2 million and our net loss of $0.1 million, during the three months ended March 31, 2018.

Results of Operations

The following is a summary of our stabilized consolidated operating real estate investments as of March 31, 2018:

Multifamily Community Name	Location	Number of Units	Date Built/Renovated (1)	Ownership Interest	Average Rent (2)	% Occupied (3)
ARIUM at Palmer Ranch	Sarasota, FL	320	2016	95.0%	$1,269	97%
ARIUM Glenridge	Atlanta, GA	480	1990	90.0%	1,122	96%
ARIUM Grandewood	Orlando, FL	306	2005	100.0%	1,323	97%
ARIUM Gulfshore	Naples, FL	368	2016	95.0%	1,288	95%
ARIUM Hunter’s Creek	Orlando, FL	532	1999	100.0%	1,330	97%
ARIUM Metrowest	Orlando, FL	510	2001	100.0%	1,294	96%
ARIUM Palms	Orlando, FL	252	2008	95.0%	1,309	97%
ARIUM Pine Lakes	Port St. Lucie, FL	320	2003	85.0%	1,208	99%
ARIUM Westside	Atlanta, GA	336	2008	90.0%	1,492	93%
Ashton Reserve	Charlotte, NC	473	2015	100.0%	1,061	92%
Citrus Towers	Orlando, FL	336	2006	96.8%	1,234	97%
Enders Place at Baldwin Park	Orlando, FL	220	2003	92.0%	1,712	96%
James on South First	Austin, TX	250	2016	90.0%	1,264	94%
Marquis at Crown Ridge	San Antonio, TX	352	2009	90.0%	926	94%
Marquis at Stone Oak	San Antonio, TX	335	2007	90.0%	1,407	91%
Marquis at The Cascades	Tyler, TX	582	2009	90.0%	1,076	91%
Marquis at TPC	San Antonio, TX	139	2008	90.0%	1,413	96%
Outlook at Greystone	Birmingham, AL	300	2007	100.0%	929	89%
Park & Kingston	Charlotte, NC	168	2015	100.0%	1,251	92%
Preston View	Morrisville, NC	382	2000	100.0%	1,065	96%
Roswell City Walk	Roswell, GA	320	2015	98.0%	1,486	95%
Sorrel	Frisco, TX	352	2015	95.0%	1,235	91%
Sovereign	Fort Worth, TX	322	2015	95.0%	1,321	92%
The Brodie	Austin, TX	324	2001	92.5%	1,176	96%
The Links at Plum Creek	Castle Rock, CO	264	2000	88.0%	1,271	94%
The Mills	Greenville, SC	304	2013	100.0%	973	90%
The Preserve at Henderson Beach	Destin, FL	340	2009	100.0%	1,320	94%
Villages at Cypress Creek	Houston, TX	384	2001	80.0%	1,056	95%
Wesley Village	Charlotte, NC	301	2010	100.0%	1,223	93%
Total/Average		9,872			$1,227	94%

(1) Represents date of last significant renovation or year built if there were no renovations.

(2) Represents the average effective monthly rent per occupied unit for the three months ended March 31, 2018. Total concessions for the three months ended March 31, 2018 amounted to approximately $0.9 million.

(3) Percent occupied is calculated as (i) the number of units occupied as of March 31, 2018, divided by (ii) total number of units, expressed as a percentage.

The following is a summary of our preferred equity and mezzanine loan investments as of March 31, 2018:

Multifamily Community Name	Location	Actual/ Planned Number of Units	Total Actual/ Estimated Construction Cost (in millions)	Cost to Date (in millions)	Actual/ Estimated Construction Cost Per Unit	Actual/ Estimated Initial Occupancy	Actual/ Estimated Construction Completion	Pro Forma Average Rent (1)
Whetstone (2)	Durham, NC	204	$37.0	$37.0	$181,373	3Q14	3Q15	$1,233
Alexan CityCentre	Houston, TX	340	83.2	80.5	244,706	2Q17	4Q17	2,144
Helios	Atlanta, GA	282	51.4	50.4	182,270	2Q17	4Q17	1,486
Alexan Southside Place	Houston, TX	270	49.0	46.7	181,481	4Q17	1Q18	2,012
Lake Boone Trail	Raleigh, NC	245	40.2	34.4	164,082	3Q17	4Q18	1,271
Vickers Village	Roswell, GA	79	30.7	24.3	388,608	3Q18	4Q18	3,176
APOK Townhomes	Boca Raton, FL	90	28.9	20.2	321,111	3Q18	1Q19	2,549
Crescent Perimeter	Atlanta, GA	320	70.0	44.0	218,750	4Q18	2Q19	1,749
Domain	Garland, TX	299	52.6	30.0	175,920	4Q18	2Q19	1,469
West Morehead	Charlotte, NC	286	60.0	38.6	209,790	4Q18	2Q19	1,507
Flagler Village	Fort Lauderdale, FL	385	135.4	37.0	351,688	3Q19	3Q20	2,352
Total/Average		2,800						$1,813

(1) Represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization.

(2) Represents the average effective monthly rent per occupied unit for the three months ended March 31, 2018.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenue

Net rental income increased $8.8 million, or 37%, to $32.7 million for the three months ended March 31, 2018 as compared to $23.9 million for the same prior year period. Net rental income increased $14.3 million from the acquisition of one property in 2018 and the full year impact of ten properties acquired in 2017, offset by a $5.4 million decrease in net rental income driven by the sales of four properties in 2017.

Other property revenue increased $1.1 million, or 39%, to $3.9 million for the three months ended March 31, 2018 as compared to $2.8 million for the same prior year period. Other property revenues increased $1.8 million from the acquisition of one property in 2018 and the full year impact of ten properties acquired in 2017, offset by a $0.6 million decrease in other property revenues driven by the sales of four properties in 2017.

Interest income from related parties increased $3.7 million, or 247%, to $5.2 million for the three months ended March 31, 2018 as compared to $1.5 million for the same prior year period due to increases in the average balance of mezzanine loans outstanding.

Expenses

Property operating expenses increased $5.1 million, or 48%, to $15.7 million for the three months ended March 31, 2018 as compared to $10.6 million for the same prior year period. Property operating expenses increased $7.4 million from the acquisition of one property in 2018 and the full year impact of ten properties acquired in 2017, offset by a $2.3 million decrease in property operating expenses driven by the sales of four properties in 2017. Property NOI margins decreased to 57.3% of total revenues for the three months ended March 31, 2018 from 60.2% in the prior year quarter. Property margins have been impacted by the sales of stabilized properties owned for longer time periods and the recent purchase of assets that have not yet achieved the same level of operational efficiency. Property NOI margins are computed as total property revenues less property operating expenses, divided by total property revenues.

Property management fees expense increased $0.3 million, or 43%, to $1.0 million for the three months ended March 31, 2018 as compared to $0.7 million in the same prior year period. Property management fees increased $0.4 million from the acquisition of one property in 2018 and the full year impact of ten properties acquired in 2017, offset by a $0.2 million decrease in property management fees driven by the sales of four properties in 2017.

 General and administrative expenses amounted to $4.7 million for the three months ended March 31, 2018 as compared to $1.4 million for the same prior year period. Excluding non-cash equity compensation expense of $1.8 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively, general and administrative expenses were $2.9 million, or 6.9% of revenues for the three months ended March 31, 2018 as compared to $1.0 million, or 3.6% of revenues, for the same prior year period. This increase can be primarily attributed to the impact of the Internalization as we are now incurring expenses that were previously covered by the management fees payable to our former Manager, described below.

Management fees were eliminated in conjunction with the Internalization. Base management fees of $2.3 million were expensed in the three months ended March 31, 2017. Incentive management fees of $0.4 million were expensed in the three months ended March 31, 2017. Management fees of $2.8 million for the quarter ended March 31, 2017 were paid in LTIP Units in lieu of cash.

Acquisition and pursuit costs were $.04 million for the three months ended March 31, 2018 as compared to $3.2 million for the same prior year period. Substantially all the expenses for the three months ended March 31, 2017 were due to the Company’s decision to abandon the proposed East San Marco Property development and write off the pre-acquisition costs that had been incurred. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Depreciation and amortization expenses were $15.6 million for the three months ended March 31, 2018 as compared to $10.9 million for the same prior year period. Depreciation and amortization expense increased $6.1 million from the acquisition of one property in 2018 and the full year impact of ten properties acquired in 2017, offset by a $1.4 million decrease in depreciation and amortization driven by the sales of four properties in 2017.

Other Income and Expense

Other income and expenses amounted to expense of $7.7 million for the three months ended March 31, 2018 compared to income of $11.9 million for the same prior year period. Interest expense increased $3.0 million, or 42%, to $10.1 million for the three months ended March 31, 2018 as compared to $7.1 million for the same prior year period due to the increased amount of properties. The balance of the difference was primarily due to the gain on the sale of Village Green of Ann Arbor of $16.5 million during the three months ended March 31, 2017.

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

For comparison of our three months ended March 31, 2018 and 2017, the same store properties included properties owned at January 1, 2017. Our same store properties for the period were Enders Place at Baldwin Park, ARIUM Grandewood, Park & Kingston, Ashton Reserve, ARIUM Palms, Sorrel, Sovereign, ARIUM Gulfshore, ARIUM at Palmer Ranch, The Preserve at Henderson Beach, ARIUM Westside, ARIUM Pine Lakes, James on South First, ARIUM Glenridge, Roswell City Walk and The Brodie.  Our non-same store properties for the same period were Village Green of Ann Arbor, MDA Apartments, Lansbrook Village, Fox Hill, Preston View, Wesley Village, the Marquis portfolio properties, Cypress Creek, Citrus Tower, ARIUM Hunter’s Creek, ARIUM Metrowest, Outlook at Greystone, The Mills, Links at Plum Creek, Vickers Village and Crescent Perimeter.

The following table presents the same store and non-same store results from operations for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended March 31,		Change
	2018	2017	$	%
Property Revenues
Same Store	$20,781	$19,725	$1,056	5.4%
Non-Same Store	15,894	6,935	8,959	129.2%
Total property revenues	36,675	26,660	10,015	37.6%

Property Expenses
Same Store	8,594	7,946	648	8.2%
Non-Same Store	7,064	2,673	4,391	164.3%
Total property expenses	15,658	10,619	5,039	47.5%

Same Store NOI	12,187	11,779	408	3.5%
Non-Same Store NOI	8,830	4,262	4,568	107.2%
Total NOI(1)	$21,017	$16,041	$4,976	31.0%

(1) See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Same store NOI for the three months ended March 31, 2018 increased 3.5% or $0.41 million, compared to the 2017 period. There was a 5.4% increase in same store property revenues as compared to the 2017 period.  The increase was primarily attributable to a 4.8% increase in average rental rates; all our sixteen same store properties recognized rental rate increases during the period.   The remaining increase was due to a $0.25 million increase in resident fees derived from implementing trash valet at nine same store properties and a general increase in resident fees, such as early termination, pet, and garage fees.  This was partially offset by average occupancy decreasing 20 basis points to 93.8%.  Same store expenses for the three months ended March 31, 2018 increased 8.2% or $0.65 million, compared to the 2017 period, primarily due to a 14.8% increase, or $0.40 million, in real estate taxes due to higher valuations by municipalities and lower tax expense in the 2017 period relating to favorable tax true-ups.  The remaining increase is attributable to an increase in trash expense related to the new valet service and the timing of seasonal maintenance.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during 2017 and 2018; the 2018 non-same store property count was 13 compared to 5 properties for the 2017 period. The results of operations for acquired properties have been included in our consolidated statements of operations from the date of acquisition and the results of operations for disposed properties have been excluded from the consolidated statement of operations since the date of disposition.

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

However, NOI should only be used as an alternative measure of our financial performance. The following table reflects net loss attributable to common stockholders together with a reconciliation to NOI and to same store and non-same store contributions to consolidated NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net loss attributable to common shares	$(9,425)	$(4,990)
Add back: Net loss attributable to operating partnership units	(2,675)	(56)
Net loss attributable to common shares and units	(12,100)	(5,046)
Add common stockholders and operating partnership units pro-rata share of:
Depreciation and amortization	14,831	9,914
Non-real estate depreciation and amortization	64	-
Amortization of non-cash interest expense	461	478
Property management fees	939	649
Management fees	-	2,768
Acquisition and pursuit costs	43	3,040
Corporate operating expenses	4,669	1,449
Management internalization	-	481
Weather-related losses, net	165	-
Preferred dividends	8,248	5,851
Preferred stock accretion	1,112	338
Less common stockholders and operating partnership units pro-rata share of:
Preferred returns and equity in income of unconsolidated real estate joint ventures	2,461	2,572
Interest income from related parties	5,196	1,523
Gain on sale of real estate investments	-	7,481
Pro-rata share of properties' income	10,775	8,346
Add:
Noncontrolling interest pro-rata share of partially owned property income	607	1,086
Total property income	11,382	9,432
Add:
Interest expense	9,635	6,609
Net operating income	21,017	16,041
Less:
Non-same store net operating income	8,830	4,262
Same store net operating income	$12,187	$11,779

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements. Our primary short-term liquidity requirements relate to (a) our operating expenses and other general business needs, (b) distributions to our stockholders, (c) committed investments and capital requirements to fund development and renovations at existing properties, (d) ongoing commitments to repay borrowings, including our maturing short-term debt, and (e) Class A common stock repurchases under our stock repurchase program.

We believe the properties underlying our real estate investments are performing well. We had a portfolio-wide debt service coverage ratio of 1.99x and occupancy of 94%, exclusive of our development properties, at March 31, 2018.

In general, we believe our available cash balances, the proceeds from our continuous offering of Series B Preferred Stock, the Senior Credit Facility, the Junior Credit Facility, other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. We expect that properties added to our portfolio with the proceeds from the continuous offering of Series B Preferred Stock and the credit facilities, will have a positive impact on our future results of operations. In general, we expect that our results related to our portfolio will improve in future periods as a result of anticipated future investments in and acquisitions of real estate, including our investments in development projects.

We believe we will be able to meet our primary liquidity requirements going forward through:

•	$31.5 million in cash available at March 31, 2018;

•	cash generated from operating activities; and

•	proceeds from future borrowings and potential offerings, including potential offerings of common and preferred stock through underwritten offerings, our continuous Series B Preferred Stock Offering, as well as issuances of units of limited partnership interest in our Operating Partnership, or OP Units.

Our primary long-term liquidity requirements relate to (a) costs for additional apartment community investments; (b) repayment of long-term debt and our credit facilities; (c) capital expenditures; (d) cash redemption requirements related to our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, and (e) Class A common stock repurchases under our stock repurchase program.

In February 2018, we announced a stock repurchase program to purchase up to $25 million of our outstanding shares of Class A common stock over a period of one year. We purchased 530,693 shares of Class A common stock during the three months ended March 31, 2018 for a total purchase price of $4.2 million.

We intend to finance our long-term liquidity requirements with net proceeds of additional issuances of common and preferred stock, including our Series B Preferred Stock, our credit facilities, as well as future borrowings. Our success in meeting these requirements will therefore depend upon our ability to access capital. Further, our ability to access equity capital is dependent upon, among other things, general market conditions for REITs and the capital markets generally, market perceptions about us and our asset class, and current trading prices of our securities.

We may also selectively sell assets at appropriate times, which would be expected to generate cash sources for both our short-term and long-term liquidity needs.

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. We entered into the Senior Credit Facility on October 4, 2017, and the Junior Credit Facility on March 20, 2018, and we believe these facilities will enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. Additionally, we instituted the Fannie Facility, under which we closed our first property on April 30, 2018. We expect the combination of these facilities to provide us flexibility by allowing us, among other things, to use borrowing under our Senior Credit Facility and Junior Credit Facility to acquire properties pending placement of permanent mortgage indebtedness, including under the Fannie Facility. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

We expect to maintain a distribution paid to our Series A Preferred Stock, our Series B Preferred Stock, our Series C Preferred Stock and our Series D Preferred Stock in accordance with the terms of those securities which require monthly or quarterly dividends depending on the series. On December 20, 2017, we announced that our board of directors revised the dividend policy for the Class A Common Stock and set an annual dividend rate of $0.65 per share. The board’s evaluation considered a number of factors including, but not limited to, achieving a sustainable dividend covered by current recurring AFFO (vs. pro forma AFFO), multifamily and small cap peer dividend rates and payout ratios, providing financial flexibility for the Company, and achieving an appropriate balance between the retention of capital to invest and grow net asset value and the importance of current distributions. While our policy is generally to pay distributions from cash flow from operations, our distributions through March 31, 2018 have been paid from cash flow from operations, proceeds from our continuous registered public offering, proceeds from the IPO and Follow-On Offerings, and sales of assets and may in the future be paid from additional sources, such as from borrowings.

 In conjunction with the Internalization, we will no longer be responsible for paying the base management fee or incentive fee, to the extent that we will be paying additional general and administrative expenses in replacement thereof, they will be paid in cash or LTIP Units.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of March 31, 2018, we own interests in eleven joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

Cash Flows from Operating Activities

As of March 31, 2018, we owned indirect equity interests in forty real estate properties, twenty-nine consolidated operating properties and eleven through preferred equity and mezzanine loan investments.  During the three months ended March 31, 2018, net cash provided by operating activities was $6.1 million.  After the net loss of $3.0 million was adjusted for $16.1 million of non-cash items, net cash provided by operating activities consisted of the following:

•	Distributions and preferred returns from unconsolidated joint ventures of $2.2 million, offset by;

•	Decrease in accounts payable and accrued liabilities of $3.4 million;

•	Decrease in payables due to affiliates of $1.9 million;

•	and $4.0 million increase in accounts receivable, prepaid expenses and other assets.

Cash Flows from Investing Activities

During the three months ended March 31, 2018, net cash used in investing activities was $87.0 million, primarily due to the following:

•	$61.7 million used in acquiring a consolidated real estate investment;

•	$21.2 million used in acquiring investments in unconsolidated joint ventures and notes receivable; and

•	$4.2 million used on capital expenditures;

Cash Flows from Financing Activities

During the three months ended March 31, 2018, net cash provided by financing activities was $73.2 million, primarily due to the following:

•	net borrowings of $40.0 million on mortgages payable;

•	net proceeds of $48.0 million from revolving credit facilities;
•	net proceeds of $16.5 million from issuance of Series B Preferred stock and associated Warrants;

•	$3.0 million of contributions from noncontrolling interests;

•	partially offset by $1.1 million in distributions paid to our noncontrolling interests;

•	$16.5 million in repayments on revolving credit facilities;

•	$2.3 million paid in cash distributions paid to common stockholders;

•	$8.1 million paid in cash distributions paid to preferred stockholders;

•	$4.2 million paid for repurchase of Class A common stock;

•	$1.0 million increase in deferred financing costs; and

•	$0.9 million of repayments of our mortgages payable.

Capital Expenditures

The following table summarizes our total capital expenditures for the three months ended March 31, 2018 and 2017 (amounts in thousands):

	For the three months ended March 31,
	2018	2017
New development	$72	$5,702
Redevelopment/renovations	3,056	3,910
Routine capital expenditures	1,032	626
Total capital expenditures	$4,160	$10,238

We define redevelopment and renovation costs as non-recurring capital expenditures for significant projects that upgrade units or common areas and projects that are revenue enhancing for the three months ended March 31, 2018. We define routine capital expenditures as capital expenditures that are incurred at every property and exclude development, investment, revenue enhancing and non-recurring capital expenditures.

Funds from Operations and Adjusted Funds from Operations

Funds from operations attributable to common shares and units (“FFO”), is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. We define FFO, consistent with the National Association of Real Estate Investment Trusts, or “NAREIT's”, definition, as net income, computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, plus impairment write-downs of depreciable real estate, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.

In addition to FFO, we use adjusted funds from operations attributable to common shares and units (“AFFO”). AFFO is a computation made by analysts and investors to measure a real estate company's operating performance by removing the effect of items that do not reflect ongoing property operations. In computing AFFO, we further adjust FFO by adding back certain items that are not added to net income in NAREIT's definition of FFO, such as acquisition and pursuit costs, equity based compensation expenses, and any other non-recurring or non-cash expenses, which are costs that do not relate to the operating performance of our properties, and subtracting recurring capital expenditures (and when calculating the quarterly incentive fee payable to our former Manager only, we further adjust FFO to include any realized gains or losses on our real estate investments).

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

We have acquired interests in eleven additional operating properties and sold three properties subsequent to March 31, 2017. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

The table below presents our calculation of FFO and AFFO for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Net loss attributable to common shares	$(9,425)	$(4,990)
Add back: Net loss attributable to operating partnership units	(2,675)	(56)
Net loss attributable to common shares and units	(12,100)	(5,046)

Common stockholders and operating partnership units pro-rata share of:
Real estate depreciation and amortization	14,831	9,914
Gain on sale of real estate investments	—	(7,481)
FFO Attributable to Common Shares and Units	2,731	(2,613)
Common stockholders and noncontrolling interests – operating partnership units pro-rata share of:
Amortization of non-cash interest expense	461	478
Acquisition and pursuit costs	43	3,040
Management internalization	—	481
Non-real estate depreciation and amortization(1)	64	—
Weather-related losses, net	165	—
Non-cash preferred returns and equity in income of unconsolidated real estate joint ventures	(231)	—
Normally recurring capital expenditures(2)	(517)	(294)
Preferred stock accretion	1,112	338
Non-cash equity compensation	1,780	3,201
AFFO Attributable to Common Shares and Units	$5,608	$4,631

FFO Attributable to Common Shares and Units - diluted	$0.09	$(0.10)

AFFO Attributable to Common Shares and Units - diluted	$0.18	$0.18

Weighted average common shares and units outstanding - diluted	30,995,775	25,273,480

(1)       The real estate depreciation and amortization amount includes our share of consolidated real estate-related depreciation and amortization of intangibles, less amounts attributable to noncontrolling interests for partially owned properties, and our similar estimated share of unconsolidated depreciation and amortization, which is included in earnings of our unconsolidated real estate joint venture investments.

(2)       Normally recurring capital expenditures exclude development, investment, revenue enhancing and non-recurring capital expenditures.

Subsequent to issuing our Form 10-K for the year ended December 31, 2017, we revised our presentation of AFFO attributable to common stockholders to reflect AFFO attributable to common shares and units. The weighted average diluted shares and units outstanding used to calculate AFFO per share now includes noncontrolling interests – operating partnership units. As our presentation now includes the impact of AFFO attributable to operating partnership units, and as shares and units are treated on a one-for-one basis, there is no change to AFFO per share. We have modified our presentation of FFO and AFFO for the three months ended March 31, 2017 to conform to the revised presentation.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2018 (in thousands) which consisted of mortgage notes secured by our properties and revolving credit facilities. At March 31, 2018, our estimated future required payments on these obligations were:

		Remainder of
	Total	2018	2019-2020	2021-2022	Thereafter
Mortgages Payable (Principal)	$985,189	$3,668	$39,089	$126,135	$816,297
Revolving Credit Facilities	99,165	-	99,165	-	-
Estimated Interest Payments on Mortgage Notes Payable, Unsecured Term Loans and Senior Unsecured Notes	232,163	31,947	81,023	71,762	47,431
Total	$1,316,517	$35,615	$219,277	$197,897	$863,728

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid
Class A Common Sock
October 13, 2017	December 22, 2017	$0.096667	January 5, 2018
December 20, 2017	March 23, 2018	$0.162500	April 5, 2018
Class C Common Stock
October 13, 2017	December 22, 2017	$0.096667	January 5, 2018
December 20, 2017	March 23, 2018	$0.162500	April 5, 2018
Series A Preferred Stock
December 8, 2017	December 22, 2017	$0.515625	January 5, 2018
March 9, 2018	March 23, 2018	$0.515625	April 5, 2018
Series B Preferred Stock
October 13, 2017	December 22, 2017	$5.00	January 5, 2018
January 12, 2018	January 25, 2018	$5.00	February 5, 2018
January 12, 2018	February 23, 2018	$5.00	March 5, 2018
January 12, 2018	March 23, 2018	$5.00	April 5, 2018
Series C Preferred Stock
December 8, 2017	December 22, 2017	$0.4765625	January 5, 2018
March 9, 2018	March 23, 2018	$0.4765625	April 5, 2018
Series D Preferred Stock
December 8, 2017	December 22, 2017	$0.4453125	January 5, 2018
March 9, 2018	March 23, 2018	$0.4453125	April 5, 2018

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

Distributions paid for the three months ended March 31, 2018 and 2017, respectively, were funded from cash provided by operating activities except with respect to $5.5 million and $4.0 million for the three months ended March 31, 2018 and 2017, respectively, which was funded from sales of real estate, borrowings, and/or proceeds from our equity offerings.

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash provided by operating activities	$6,102	$9,723

Cash distributions to preferred shareholders	$(8,143)	$(5,552)
Cash distributions to common shareholders	(2,348)	(7,130)
Cash distributions to noncontrolling interests, excluding $14.7 million from sale of real estate investments in 2017	(1,146)	(1,017)
Total distributions	(11,637)	(13,699)

Shortfall	$(5,535)	$(3,976)

Proceeds from sale of real estate investments, net of noncontrolling distribution of $14.7 million in 2017	$-	$13,916

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to the interim Consolidated Financial Statements.

Subsequent Events

Other than the items disclosed in Note 14, “Subsequent Events” to our interim Consolidated Financial Statements for the period ended March 31, 2018, no material events have occurred that required recognition or disclosure in these financial statements.  See Note 14 to our interim Consolidated Financial Statements for discussion.

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

($ in thousands)

	2018	2019	2020	2021	2022	Thereafter	Total
Mortgage Notes Payable	$3,668	$8,017	$31,072	$14,050	$112,085	$816,297	$985,189
Average Interest Rate	3.83%	3.84%	3.59%	3.85%	3.72%	3.86%	3.84%
Revolving Credit Facilities	-	$21,116	$78,049	-	-	-	$99,165
Average Interest Rate	-	5.86%	3.97%	-	-	-	4.37%

The fair value (in thousands) is estimated at $975.9 million for mortgages payable as of March 31, 2018.

The table above incorporates those exposures that exist as of March 31, 2018; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

As of March 31, 2018, a 100 basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $1,250,000 or decrease by $1,268,000, respectively, for the quarter ended March 31, 2018.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2018, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Other than the following, there have been no material changes to our potential risks and uncertainties presented in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the twelve months ended December 31, 2017 filed with the SEC on March 13, 2018.

Your interests could be diluted by the incurrence of additional debt, the issuance of additional shares of preferred stock, including additional shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock (together the “Preferred Stock”) and by other transactions.

As of March 31, 2018, our total indebtedness was approximately $1,084 million, and we may incur significant additional debt in the future. The Preferred Stock is subordinate to all of our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. Our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and as of the date of this filing, we have issued 5,721,460 shares of Series A Preferred Stock, 203,217 shares of Series B Preferred Stock, 2,323,750 shares of Series C Preferred Stock and 2,850,602 shares of Series D Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Preferred Stock would dilute the interests of the holders of shares of Preferred Stock, and any issuance of preferred stock senior to the Preferred Stock or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Preferred Stock. We may issue preferred stock on parity with the Preferred Stock without the consent of the holders of the Preferred Stock. Other than the Asset Coverage Ratio, our letter agreement with Cetera Financial Group, Inc. pertaining to our Series B Preferred Stock that requires us to maintain a preferred dividend coverage ratio and the right of holders to cause us to redeem the Series A Preferred Stock and Series C Preferred Stock upon a Change of Control/Delisting, none of the provisions relating to the Preferred Stock relate to or limit our indebtedness or afford the holders of shares of Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of shares of Preferred Stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1	Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated April 2, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2014

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Additional Material Federal Income Tax Considerations, incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 5, 2018

99.2	Press Release, dated February 14, 2018, incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 14, 2018

99.3	Supplemental Financial Information, incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed February 14, 2018

99.4	Press Release, dated February 14, 2018, incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 15, 2018

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

DATE:	May 8, 2018	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE:	May 8, 2018	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)

