Form 10-Q
period 2018-06-30
Bluerock Residential Growth REIT, Inc.
filed 2018-08-08
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☒
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the registrant’s

classes of common stock, as of August 3, 2018:

Class A Common Stock: 23,661,873 shares

Class C Common Stock: 76,603 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-Q

June 30, 2018

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	June 30, 2018	December 31, 2017
ASSETS
Net Real Estate Investments
Land	$176,865	$169,135
Buildings and improvements	1,382,353	1,244,193
Furniture, fixtures and equipment	44,802	38,446
Construction in progress	261	985
Total Gross Real Estate Investments	1,604,281	1,452,759
Accumulated depreciation	(80,104)	(55,177)
Total Net Real Estate Investments	1,524,177	1,397,582
Cash and cash equivalents	25,411	35,015
Restricted cash	29,775	29,575
Notes and accrued interest receivable from related parties	162,971	140,903
Due from affiliates	2,537	2,003
Accounts receivable, prepaid and other assets	14,358	9,689
Preferred equity investments and investments in unconsolidated real estate joint ventures	77,061	71,145
In-place lease intangible assets, net	1,875	4,635
Total Assets	$1,838,165	$1,690,547

LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
Mortgages payable	$1,075,799	$939,494
Revolving credit facilities	68,209	67,670
Accounts payable	1,071	1,652
Other accrued liabilities	27,590	22,952
Due to affiliates	815	1,575
Distributions payable	11,690	14,287
Total Liabilities	1,185,174	1,047,630
8.250% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 10,875,000 shares authorized; and 5,721,460 issued and outstanding as of June 30, 2018 and December 31, 2017	139,137	138,801
6.000% Series B Redeemable Preferred Stock, liquidation preference $1,000 per share, 725,000 shares authorized; 233,417 and 184,130 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	206,878	161,742
7.625% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; and 2,323,750 issued and outstanding as of June 30, 2018 and December 31, 2017	56,326	56,196
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 230,400,000 shares authorized; none issued and outstanding	—	—
7.125% Series D Cumulative Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,850,602 issued and outstanding at June 30, 2018 and December 31, 2017	68,705	68,705
Common stock - Class A, $0.01 par value, 747,509,582 shares authorized; 23,658,991 and 24,218,359 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	237	242
Common stock - Class C, $0.01 par value, 76,603 shares authorized; 76,603 shares issued and outstanding as of June 30, 2018 and December 31, 2017	1	1
Additional paid-in-capital	310,595	318,170
Distributions in excess of cumulative earnings	(187,720)	(164,286)
Total Stockholders’ Equity	191,818	222,832
Noncontrolling Interests
Operating partnership units	36,124	42,999
Partially owned properties	22,708	20,347
Total Noncontrolling Interests	58,832	63,346
Total Equity	250,650	286,178
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$1,838,165	$1,690,547

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Net rental income	$34,719	$23,570	$67,383	$47,412
Other property revenues	4,605	2,999	8,615	5,817
Interest income from related parties	5,635	2,097	10,830	3,620
Total revenues	44,959	28,666	86,828	56,849
Expenses
Property operating	16,874	11,527	32,533	22,146
Property management fees	1,074	737	2,067	1,469
General and administrative	4,528	1,696	9,197	3,146
Management fees to related parties	—	6,163	—	8,931
Acquisition and pursuit costs	28	18	71	3,200
Management internalization	—	340	—	820
Weather-related losses, net	—	—	168	—
Depreciation and amortization	14,819	10,387	30,460	21,331
Total expenses	37,323	30,868	74,496	61,043
Operating income (loss)	7,636	(2,202)	12,332	(4,194)
Other income (expense)
Other income	—	17	—	17
Preferred returns and equity in income of unconsolidated real estate joint ventures	2,626	2,605	5,088	5,177
Gain on sale of real estate investments	—	33,574	—	50,040
Gain on sale of real estate joint venture interest	—	10,238	—	10,238
Loss on early extinguishment of debt	(653)	(1,639)	(653)	(1,639)
Interest expense, net	(13,041)	(7,825)	(23,158)	(14,943)
Total other (expense) income	(11,068)	36,970	(18,723)	48,890
Net (loss) income	(3,432)	34,768	(6,391)	44,696
Preferred stock dividends	(8,643)	(6,381)	(16,890)	(12,233)
Preferred stock accretion	(1,400)	(647)	(2,510)	(984)
Net (loss) income attributable to noncontrolling interests
Operating partnership units	(3,010)	186	(5,685)	129
Partially owned properties	(253)	9,985	(468)	18,771
Net (loss) income attributable to noncontrolling interests	(3,263)	10,171	(6,153)	18,900
Net (loss) income attributable to common stockholders	$(10,212)	$17,569	$(19,638)	$12,579

Net (loss) income per common share - Basic	$(0.44)	$0.67	$(0.83)	$0.49

Net (loss) income per common share – Diluted	$(0.44)	$0.67	$(0.83)	$0.49

Weighted average basic common shares outstanding	23,800,770	26,075,911	23,971,129	25,535,178
Weighted average diluted common shares outstanding	23,800,770	26,076,572	23,971,129	25,535,839

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE SIX MONTHS ENDED JUNE 30, 2018

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid- in Capital	Cumulative Distributions	Net loss to Common Stockholders	Noncontrolling Interests	Total Equity
Balance, January 1, 2018	24,218,359	$242	76,603	$1	2,850,602	$68,705	$318,170	$(134,817)	$(29,469)	$63,346	$286,178

Issuance of Class A common stock, net	1,984	-	-	-	-	-	17	-	-	-	17
Repurchase of Class A common stock	(637,733)	(6)	-	-			(5,156)				(5,162)
Issuance of Long-Term Incentive Plan (“LTIP”) units for director compensation	-	-	-	-	-	-	-	-	-	190	190
Issuance of LTIP units for compensation	-	-	-	-	-	-	-	-	-	2,522	2,522
Issuance of LTIP units	-	-	-	-	-	-	-	-	-	1,342	1,342
Issuance of Series B warrants	-	-	-	-	-	-	756	-	-	-	756
Contributions from noncontrolling interests, net	-	-	-	-	-	-	-	-	-	5,059	5,059
Common stock distribution declared	-	-	-	-	-	-	-	(3,796)	-	-	(3,796)
Series A Preferred Stock distributions declared	-	-	-	-	-	-	-	(5,900)	-	-	(5,900)
Series A Preferred Stock accretion	-	-	-	-	-	-	-	(336)	-	-	(336)
Series B Preferred Stock distributions declared	-	-	-	-	-	-	-	(6,237)	-	-	(6,237)
Series B Preferred Stock accretion	-	-	-	-	-	-	-	(2,044)	-	-	(2,044)
Series C Preferred Stock distributions declared	-	-	-	-	-	-	-	(2,214)	-	-	(2,214)
Series C Preferred Stock accretion	-	-	-	-	-	-	-	(130)	-	-	(130)
Series D Preferred Stock distributions declared	-	-	-	-	-	-	-	(2,539)	-	-	(2,539)
Distributions to operating partnership noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,499)	(1,499)
Distributions to partially owned noncontrolling interests	-	-	-	-	-	-	-	-	-	(846)	(846)
Redemption of Series B Preferred Stock and conversion into Class A common stock	76,381	1	-	-	-	-	763	-	-	-	764
Cash redemption of Series B Preferred Stock	-	-	-	-	-	-	5	-	-	-	5
Transfer of noncontrolling interest to controlling interest										(1,384)	(1,384)
Acquisition of noncontrolling interest							(7,705)				(7,705)
Adjustment for noncontrolling interest ownership in Operating Partnership	-	-	-	-	-	-	3,745	-		(3,745)	-
Net loss	-	-	-	-	-	-	-	-	(238)	(6,153)	(6,391)

Balance, June 30, 2018	23,658,991	$237	76,603	$1	2,850,602	$68,705	$310,595	$(158,013)	$(29,707)	$58,832	$250,650

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2018	2017

Cash flows from operating activities
Net (loss) income	$(6,391)	$44,696
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	32,755	22,920
Amortization of fair value adjustments	(218)	(142)
Preferred returns and equity in income of unconsolidated real estate joint ventures	(5,088)	(5,177)
Gain on sale of real estate investments	—	(50,040)
Gain on sale of real estate joint venture interests	—	(10,238)
Distributions of income and preferred returns from preferred equity investments and unconsolidated real estate joint ventures	4,558	4,889
Share-based compensation attributable to equity incentive plan	2,712	108
Share-based compensation to former Manager - LTIP Units	1,342	5,864
Changes in operating assets and liabilities:
Due (from) to affiliates, net	(1,837)	3,670
Accounts receivable, prepaid and other assets	(4,076)	2,369
Accounts payable and other accrued liabilities	4,057	8,323
Net cash provided by operating activities	27,814	27,242

Cash flows from investing activities:
Acquisitions of real estate investments	(144,580)	(161,860)
Capital expenditures	(9,508)	(22,463)
Investment in notes receivable from related parties	(20,994)	(20,395)
Proceeds from sale of real estate investments	—	71,945
Proceeds from sale of joint venture interests	—	17,603
Deconsolidation of interests in MDA Apartments, Novel Perimeter and Vickers Historic Roswell	—	(16)
Purchase of interests from noncontrolling interests	(9,089)	(344)
Investment in unconsolidated real estate joint venture interests	(5,916)	(17,718)
Net cash used in investing activities	(190,087)	(133,248)

Cash flows from financing activities:
Distributions to common stockholders	(6,218)	(14,758)
Distributions to noncontrolling interests	(2,780)	(22,642)
Distributions to preferred stockholders	(16,630)	(11,716)
Contributions from noncontrolling interests	5,059	7,184
Borrowings on mortgages payable	207,097	82,440
Repayments on mortgages payable	(68,746)	(1,201)
Proceeds from revolving credit facilities	135,995	—
Repayments of revolving credit facilities	(135,456)	—
Payments of deferred financing fees	(4,924)	(2,881)
Net proceeds from issuance of Class A common stock	17	57,346
Repurchase of Class A common stock	(5,162)	—
Net proceeds from issuance of 6.0% Series B Redeemable Preferred Stock	43,912	64,532
Net proceeds from issuance of Warrants associated with the Series B Redeemable Preferred Stock	756	1,106
Net issuance costs from issuance of 7.125% Series D Cumulative Redeemable Preferred Stock	—	(50)
Payments to redeem 6.0% Series B Redeemable Preferred Stock	(51)	—
Net cash provided by financing activities	152,869	159,360

Net (decrease) increase in cash, cash equivalents and restricted cash	$(9,404)	$53,354

Cash, cash equivalents and restricted cash at beginning of period	$64,590	$127,449

Cash, cash equivalents and restricted cash at end of period	$55,186	$180,803
Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$20,517	$13,506
Conversion of preferred equity investment to note receivable	$—	$(14,435)
Distributions payable – declared and unpaid	$11,690	$8,326
Mortgages assumed upon property acquisitions	$—	$146,377
Mortgages assumed by buyer upon sale of real estate assets	$—	$(41,419)
Reduction of assets from deconsolidation	$—	$53,574
Reduction of mortgages payable from deconsolidation	$—	$36,854
Reduction of other liabilities from deconsolidation	$—	$1,002
Reduction of noncontrolling interests from deconsolidation	$—	$8,833

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business

Bluerock Residential Growth REIT, Inc. (the “Company”) was incorporated as a Maryland corporation on July 25, 2008. The Company’s objective is to maximize long-term stockholder value by acquiring and developing well-located institutional-quality apartment properties in knowledge economy growth markets across the United States. The Company seeks to maximize returns through investments where it believes it can drive substantial growth in its adjusted funds from operations and net asset value primarily through its Value-Add and Invest-to-Own investment strategies.

As of June 30, 2018, the Company owned interests in forty-two real estate properties, thirty-one consolidated operating properties and eleven through preferred equity and mezzanine loan investments. Of the property interests held through preferred equity and mezzanine loan investments, three are under development, seven are in lease-up and one property is stabilized. The forty-two properties contain an aggregate of 13,174 units, comprised of 10,374 consolidated operating units and 2,800 units through preferred equity and mezzanine loan investments. As of June 30, 2018, the Company’s consolidated operating properties were approximately 94% occupied.

The Company has elected to be treated, and currently qualifies, as a real estate investment trust (“REIT”) for federal income tax purposes. As a REIT, the Company generally is not subject to corporate-level income taxes. To maintain its REIT status, the Company is required, among other requirements, to distribute annually at least 90% of its “REIT taxable income,” as defined by the Internal Revenue Code of 1986, as amended (the “Code”), to the Company’s stockholders. If the Company fails to qualify as a REIT in any taxable year, it would be subject to federal income tax on its taxable income at regular corporate tax rates.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or the Operating Partnership’s wholly-owned subsidiaries, owns substantially all of the property interests acquired and investments made on the Company’s behalf. As of June 30, 2018, limited partners other than the Company owned approximately 25.26% of the common units of the Operating Partnership (19.62% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 5.64% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 3.33% which are not vested at June 30, 2018).

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

Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The Company first analyzes its investments in joint ventures to determine if the joint venture is a variable interest entity (“VIE”) in accordance with ASC 810 and if so, whether the Company is the primary beneficiary requiring consolidation.  A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest.  VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that potentially could be significant to the entity.  Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change in value with changes in the fair value of the VIE’s net assets. The Company continuously re-assesses at each level of the joint venture whether the entity is (i) a VIE, and (ii) if the Company is the primary beneficiary of the VIE.  If it was determined that an entity in which the Company holds a joint venture interest qualified as a VIE and the Company was the primary beneficiary, the entity would be consolidated.

If, after consideration of the VIE accounting literature, the Company has determined that an entity is not a VIE, the Company assesses the need for consolidation under all other provisions of ASC 810.  These provisions provide for consolidation of majority-owned entities through a majority voting interest held by the Company providing control.

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

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The ASU provides guidance on the treatment of cash receipts and cash payments for certain types of cash transactions, to eliminate diversity in practice in the presentation of the cash flow statement. For public business entities, the amendments in ASU 2016-15 are effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company uses the nature of distributions approach. The Company adjusted the consolidated statement of cash flows as required in conjunction with the adoption of ASU 2016-15 in 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company expects that, because of the ASU 2016-02’s emphasis on lessee accounting, ASU 2016-02 will not have a material revenue impact on the Company. Consistent with present standards, the Company will continue to account for lease revenue on a straight-line basis. Also, consistent with the Company’s current practice, under ASU 2016-02 only initial direct costs that are incremental to the lessor will be capitalized. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”). ASU 2018-11 provides lessors with a practical expedient in combining lease and non-lease components if certain criteria are met. The Company believes that adoption of the practical expedient will result in changes in presentation and disclosure of revenue being combined into one revenue component but will have no material effect on the timing of revenue recognition. Based on the Company’s initial assessments, the Company does not have material lessee operating lease commitments. The Company will continue to evaluate the impact of adopting the new leases standard on its consolidated balance sheet and results of operations.

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

In March 2016, the FASB issued ASU No. 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net) (Topic 606)” (“ASU 2016-08”), which updates the new revenue standard by clarifying the principal versus agent implementation guidance, but does not change the core principle of the new standard. The updates to the principal versus agent guidance (1) require an entity to determine whether it is a principal or an agent for each distinct good or service (or a distinct bundle of goods or services) to be provided to the customer; (2) illustrate how an entity that is a principal might apply the control principle to goods, services, or rights to services, when another party is involved in providing goods or services to a customer; (3) clarify that the purpose of certain specific control indicators is to support or assist in the assessment of whether an entity controls a specified good or service before it is transferred to the customer, provide more specific guidance on how the indicators should be considered, and clarify that their relevance will vary depending on the facts and circumstances; and (4) revise existing examples and add two new ones to more clearly depict how the guidance should be applied. The effective date and transition requirements for ASU 2016-08 are the same as the effective date and transition requirements of Topic 606, Revenue from Contracts with Customers (see ASU 2014-09 above). The majority of the Company's revenue is derived from rental income, which is scoped out from this standard and will be accounted for under ASU 2016-02, Leases, discussed above.  The Company adopted ASU 2016-08 as of January 1, 2018.

In February 2017, the FASB issued ASU No. 2017-05 "Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)" ("ASU 2017-05"). ASU 2017-05 clarifies that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. ASU 2017-05 also defines the term “in substance nonfinancial asset” and provides guidance on the recognition of gains on sale of real estate investments. It is effective for annual periods beginning after December 15, 2017. There has been no material impact to the Company upon its adoption of ASU 2017-05 as of January 1, 2018.

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

Sale of Fox Hill

On May 24, 2017, the Company closed on the sale of the Fox Hill property, located in Austin, Texas. The property was sold for approximately $46.5 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the Fox Hill property in the amount of $26.7 million, the payment of early extinguishment of debt costs of $1.6 million and payment of closing costs and fees of $0.5 million, the sale of the property generated net proceeds of approximately $19.2 million and a gain on sale of approximately $10.7 million, of which the Company’s pro rata share of proceeds was approximately $16.4 million and pro rata share of the gain was approximately $10.3 million.

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

Note 4 – Investments in Real Estate

As of June 30, 2018, the Company was invested in thirty-one consolidated operating real estate properties and eleven development properties through preferred equity and mezzanine loan investments. The following tables provide summary information regarding the Company’s consolidated operating properties and preferred equity and mezzanine loan investments, which are either consolidated or accounted for under the equity method of accounting.

Consolidated Operating Properties

Multifamily Community Name	Location	Number of Units	Date Built / Renovated (1)	Ownership Interest
ARIUM at Palmer Ranch	Sarasota, FL	320	2016	100.0%
ARIUM Glenridge	Atlanta, GA	480	1990	90.0%
ARIUM Grandewood	Orlando, FL	306	2005	100.0%
ARIUM Gulfshore	Naples, FL	368	2016	100.0%
ARIUM Hunter’s Creek	Orlando, FL	532	1999	100.0%
ARIUM Metrowest	Orlando, FL	510	2001	100.0%
ARIUM Palms	Orlando, FL	252	2008	95.0%
ARIUM Pine Lakes	Port St. Lucie, FL	320	2003	85.0%
ARIUM Westside	Atlanta, GA	336	2008	90.0%
Ashton Reserve	Charlotte, NC	473	2015	100.0%
Citrus Tower	Orlando, FL	336	2006	96.8%
Enders Place at Baldwin Park	Orlando, FL	220	2003	92.0%
James at South First	Austin, TX	250	2016	90.0%
Marquis at Crown Ridge	San Antonio, TX	352	2009	90.0%
Marquis at Stone Oak	San Antonio, TX	335	2007	90.0%
Marquis at The Cascades	Tyler, TX	582	2009	90.0%
Marquis at TPC	San Antonio, TX	139	2008	90.0%
Outlook at Greystone	Birmingham, AL	300	2007	100.0%
Park & Kingston	Charlotte, NC	168	2015	100.0%
Plantation Park	Lake Jackson, TX	238	2016	80.0%
Preston View	Morrisville, NC	382	2000	100.0%
Roswell City Walk	Roswell, GA	320	2015	98.0%
Sands Parc	Daytona Beach, FL	264	2017	100.0%
Sorrel	Frisco, TX	352	2015	95.0%
Sovereign	Fort Worth, TX	322	2015	95.0%
The Brodie	Austin, TX	324	2001	92.5%
The Links at Plum Creek	Castle Rock, CO	264	2000	88.0%
The Mills	Greenville, SC	304	2013	100.0%
The Preserve at Henderson Beach	Destin, FL	340	2009	100.0%
Villages at Cypress Creek	Houston, TX	384	2001	80.0%
Wesley Village	Charlotte, NC	301	2010	100.0%
Total		10,374

(1) Represents date of last significant renovation or year built if there were no renovations.

Depreciation expense was $13.0 million and $7.8 million, and $25.1 million and $15.6 million, for the three and six months ended June 30, 2018 and 2017, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. In-place leases are amortized over the remaining term of the in-place leases, which is approximately six months. Amortization expense related to the in-place leases was $1.8 million and $2.6 million, and $5.4 million and $5.7 million, for the three and six months ended June 30, 2018 and 2017, respectively.

Preferred Equity and Mezzanine Loan Investments

Multifamily Community Name	Location	Actual / Planned Number of Units	Actual / Estimated Initial Occupancy	Actual / Estimated Construction Completion
Whetstone	Durham, NC	204	3Q 2014	3Q 2015
Alexan CityCentre	Houston, TX	340	2Q 2017	4Q 2017
Helios	Atlanta, GA	282	2Q 2017	4Q 2017
Alexan Southside Place	Houston, TX	270	4Q 2017	1Q 2018
Leigh House, formerly Lake Boone Trail	Raleigh, NC	245	3Q 2017	4Q 2018
Vickers Historic Roswell, formerly Vickers Village	Roswell, GA	79	2Q 2018	4Q 2018
Cade Boca Raton, formerly APOK Townhomes	Boca Raton, FL	90	3Q 2018	1Q 2019
Arlo, formerly West Morehead	Charlotte, NC	286	2Q 2018	2Q 2019
Domain at The One Forty, formerly Domain	Garland, TX	299	2Q 2018	2Q 2019
Novel Perimeter, formerly Crescent Perimeter	Atlanta, GA	320	4Q 2018	2Q 2019
Flagler Village	Fort Lauderdale, FL	385	3Q 2019	3Q 2020
Total		2,800

Note 5 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity during the six months ended June 30, 2018:

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

Acquisition of Additional Interest in ARIUM Gulfshore

On April 26, 2018, the Company, through subsidiaries of its Operating Partnership, invested an additional $4.8 million of equity in ARIUM Gulfshore, increasing the Company’s indirect ownership interest in the property from 95.0% to 100.0%. The additional interests were purchased from a joint venture partner.

Acquisition of Additional Interest in ARIUM at Palmer Ranch

On April 26, 2018, the Company, through subsidiaries of its Operating Partnership, invested an additional $4.2 million of equity in ARIUM at Palmer Ranch, increasing the Company’s indirect ownership interest in the property from 95.0% to 100.0%. The additional interests were purchased from a joint venture partner.

Acquisition of Sands Parc

On May 1, 2018, the Company, through subsidiaries of its Operating Partnership, acquired a 100.0% interest in a 264-unit apartment community located in Daytona Beach, Florida, known as Sands Parc for approximately $46.2 million. The purchase price of $46.2 million was funded, in part, with the Company’s Senior Credit Facility secured by the Sands Parc property.

Acquisition of Plantation Park

On June 14, 2018, the Company, through subsidiaries of its Operating Partnership, acquired an 80.0% interest in a 238-unit apartment community located in Lake Jackson, Texas, known as Plantation Park for approximately $35.6 million. The purchase price of $35.6 million was funded, in part, with a $26.6 million senior mortgage loan secured by the Plantation Park property.

Purchase Price Allocations

The acquisitions of The Links at Plum Creek, Sands Parc and Plantation Park have been accounted for as asset acquisitions. The purchase prices were allocated to the acquired assets based on their estimated fair values at the date of acquisition.

The following table summarizes the assets acquired at the acquisition date (amounts in thousands):

Purchase Price Allocation
Land	$7,730
Building	108,570
Building improvements	7,117
Land improvements	16,281
Furniture and fixtures	2,342
In-place leases	2,540
Total assets acquired	$144,580

Note 6 – Notes and Interest Receivable due from Related Party

Following is a summary of the notes and accrued interest receivable due from related parties as of June 30, 2018 and December 31, 2017 (amounts in thousands):

Property	June 30, 2018	December 31, 2017
Arlo, formerly West Morehead	$24,883	$24,893
Cade Boca Raton, formerly APOK Townhomes	11,361	11,365
Domain at The One Forty, formerly Domain	20,528	20,536
Flagler Village	75,408	53,668
Novel Perimeter, formerly Crescent Perimeter	20,859	20,622
Vickers Historic Roswell, formerly Vickers Village	9,932	9,819
Total	$162,971	$140,903

Following is a summary of the interest income from related parties for the three and six months ended June 30, 2018 and 2017 (amounts in thousands):

	Three months Ended June 30,		Six months Ended June 30,
Property	2018	2017	2018	2017
Arlo	$919	$919	$1,829	$1,821
Cade Boca Raton	420	420	835	807
Domain at The One Forty	758	758	1,508	992
Flagler Village	2,400	—	4,395	—
Novel Perimeter	771	—	1,533	—
Vickers Historic Roswell	367	—	730	—
Total	$5,635	$2,097	$10,830	$3,620

Arlo Mezzanine Financing

On December 29, 2016, the Company, through BRG Morehead NC, LLC, an indirect subsidiary, provided a $21.3 million mezzanine loan, or the Arlo Mezz Loan, to BR Morehead JV Member, LLC, or Arlo JV Member, an affiliate of the former Manager. The Arlo Mezz Loan is secured by Arlo JV Member’s approximate 95.0% interest in a multi-tiered joint venture along with Bluerock Special Opportunity + Income Fund II, LLC (“Fund II”), an affiliate of the former Manager, and an affiliate of ArchCo Residential, or the Arlo JV, which is developing an approximately 286-unit Class A apartment community located in Charlotte, North Carolina to be known as Arlo. On January 5, 2017, the Company increased the amount of the Arlo Mezz Loan to approximately $24.6 million. The Arlo Mezz Loan matures on the earlier of January 5, 2020, or the maturity date of the Arlo Construction Loan, as defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The Arlo Mezz Loan can be prepaid without penalty. The Company has the right to exercise an option to purchase, at the greater of a 25 basis point discount to fair market value or 15% internal rate of return for Fund II, up to a 100% common membership interest in Arlo JV Member (the mezzanine borrower), which is 99.5% owned by Fund II and which currently holds an approximate 95.0% interest in the Arlo JV and in the Arlo property, subject to certain promote rights of our unaffiliated development partner.

In conjunction with the Arlo development, on December 29, 2016, the Arlo property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $34.5 million construction loan with an unaffiliated party, or the Arlo Construction Loan, of which $18.8 million is outstanding at June 30, 2018, and which is secured by the Arlo property. The Arlo Construction Loan matures on December 29, 2019, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The Arlo Construction Loan bears interest on a floating basis on the amount drawn based on LIBOR plus 3.75%, subject to a minimum of 4.25%. Regular monthly payments are interest-only until September 2019, with further payments based on twenty-five-year amortization. The Arlo Construction Loan can be prepaid without penalty.

In addition, on December 29, 2016, the Arlo property owner entered into a $7.3 million mezzanine loan with an unaffiliated party, of which $7.3 million is outstanding at June 30, 2018, and which is secured by membership interest in the joint venture developing the Arlo property. The loan matures on December 29, 2019, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio, extension of the Arlo Construction Loan and payment of an extension fee. The loan bears interest on a fixed rate of 11.5%. Regular monthly payments are interest-only. The loan can be prepaid prior to maturity provided the lender receives a cumulative return of 30% of its loan amount including all principal and interest paid.

The development was 3% occupied at June 30, 2018.

Cade Boca Raton Mezzanine Financing

On January 6, 2017, the Company, through BRG Boca, LLC, or BRG Boca, an indirect subsidiary, provided a $11.2 million mezzanine loan, or the BRG Boca Mezz Loan, to BRG Boca JV Member, LLC, or BR Boca JV Member, an affiliate of the former Manager. The BRG Boca Mezz Loan is secured by BR Boca JV Member’s approximate 90.0% interest in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an affiliate of NCC Development Group, or the Boca JV, which is developing an approximately 90-unit Class A apartment community located in Boca Raton, Florida to be known as Cade Boca Raton. The BRG Boca Mezz Loan matures on the earlier of January 6, 2020, or the maturity of the Boca Construction Loan, defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Boca Mezz Loan can be prepaid without penalty. The Company has the right to exercise an option to purchase, at the greater of a 25 basis point discount to fair market value or 15% internal rate of return for Fund II, up to a 100% common membership interest in BR Boca JV Member (the mezzanine borrower), which is 99.5% owned by Fund II and which currently holds an approximate 90.0% interest in the Boca JV and in the Cade Boca Raton property, subject to certain promote rights of our unaffiliated development partner.

In conjunction with the Cade Boca Raton development, on December 29, 2016, the Cade Boca Raton property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $18.7 million construction loan with an unaffiliated party, or the Boca Construction Loan, of which $12.3 million is outstanding at June 30, 2018, which is secured by the Cade Boca Raton property. The loan matures on June 29, 2019, and contains two one-year extension option, subject to certain conditions including a debt service coverage, stabilized occupancy and payment of an extension fee. The loan requires interest-only payments at prime plus 0.625%, subject to a floor of 4.125%. The loan can be prepaid without penalty.

The development was not in lease-up at June 30, 2018.

Domain at The One Forty Mezzanine Financing

On March 3, 2017, the Company, through BRG Domain Phase 1, LLC, or BRG Domain 1, an indirect subsidiary, provided a $20.3 million mezzanine loan, or the BRG Domain 1 Mezz Loan, to BR Member Domain Phase 1, LLC, or BR Domain 1 JV Member, an affiliate of the former Manager. The BRG Domain 1 Mezz Loan is secured by BR Domain 1 JV Member’s approximate 95.0% interest in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an affiliate of ArchCo Residential, or the Domain Phase 1 JV, which is developing an approximately 299-unit Class A apartment community located in Garland, Texas to be known as Domain at The One Forty. The BRG Domain Phase 1 Mezz Loan matures on the earlier of March 3, 2020, or the maturity of the Domain 1 Construction Loan, defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Domain 1 Mezz Loan can be prepaid without penalty. The Company has the right to exercise an option to purchase, at the greater of a 25 basis point discount to fair market value or 15% internal rate of return for Fund II, up to a 100% common membership interest in BR Domain 1 JV Member (the mezzanine borrower), which is 99.5% owned by Fund II and which currently holds an approximate 95.0% interest in the Domain 1 JV and in the Domain at The One Forty property, subject to certain promote rights of our unaffiliated development partner.

In conjunction with the Domain at The One Forty development, on March 3, 2017, the Domain at The One Forty property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $30.3 million construction loan with an unaffiliated party, or the Domain 1 Construction Loan, of which $14.3 million is outstanding at June 30, 2018, and which is secured by the Domain at The One Forty property. The Domain 1 Construction Loan matures on March 3, 2020, and contains two one-year extension options, subject to certain conditions including construction completion, a debt service coverage, loan to value ratio and payment of an extension fee. The Domain 1 Construction Loan bears interest on a floating basis on the amount drawn based on LIBOR plus 3.25%. Regular monthly payments are interest-only until March 2020, with further payments based on thirty-year amortization. The Domain 1 Construction Loan can be prepaid without penalty.

In addition, on March 3, 2017, the Domain at The One Forty property owner entered into a $6.4 million mezzanine loan with an unaffiliated party, of which $6.4 million is outstanding at June 30, 2018, and which is secured by membership interest in the joint venture developing the Domain at The One Forty property. The loan matures on March 3, 2020, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio, extension of the Domain 1 Construction Loan and payment of an extension fee. The loan bears interest on a fixed rate of 12.5%, with 9.5% paid currently. Regular monthly payments are interest-only. The loan can be prepaid prior to maturity provided the lender receives a minimum profit and 1% exit fee.

The development was 3% occupied at June 30, 2018.

Novel Perimeter Mezzanine Financing

On December 29, 2017, the Company, through BRG Perimeter, LLC, or BRG Perimeter, an indirect subsidiary, provided a $20.6 million mezzanine loan, or the BRG Perimeter Mezz Loan, to BR Perimeter JV Member, LLC, or BR Perimeter JV Member, an affiliate of the former Manager. The BRG Perimeter Mezz Loan is secured by BR Perimeter JV Member’s approximate 60.0% interest in a multi-tiered joint venture along with Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”), an affiliate of the former Manager, and an affiliate of Crescent Communities, or the Perimeter Venture, which is developing an approximately 320-unit Class A apartment community located in Atlanta, Georgia to be known as Novel Perimeter. The BRG Perimeter JV Mezz Loan matures on the later of December 29, 2021, or the maturity date of the Novel Perimeter Construction Loan, as defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Perimeter JV Mezz Loan can be prepaid without penalty.

On December 12, 2016, the Novel Perimeter property owner, which is owned by an entity in which the Company owns an indirect interest, entered into an approximately $44.7 million construction loan with an unaffiliated party, of which $22.4 million is outstanding at June 30, 2018, and which is secured by the Novel Perimeter development, or the Novel Perimeter Construction Loan. The loan matures December 12, 2020, with a one-year extension option subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest at a rate of LIBOR plus 3.00%, with interest only payments until December 12, 2020, with future payments based on 30-year amortization. The loan can be prepaid without penalty.

The development was not in lease-up at June 30, 2018.

Vickers Historic Roswell Mezzanine Financing

On December 29, 2017, the Company, through BRG Vickers Roswell, LLC, or BRG Vickers, an indirect subsidiary, provided a $9.8 million mezzanine loan, or the BRG Vickers Mezz Loan, to BR Vickers Roswell JV Member, LLC, or BR Vickers JV Member, an affiliate of the former Manager. The BRG Vickers Mezz Loan is secured by BR Vickers JV Member’s approximate 80.0% interest in a multi-tiered joint venture along with Fund III, an affiliate of King Lowry Ventures, or the Vickers Venture, which is developing an approximately 79-unit Class A apartment community located in Roswell, Georgia to be known as Vickers Historic Roswell. The BRG Vickers JV Mezz Loan matures on the latest of December 29, 2020, or the maturity date of the Vickers Construction Loan, as defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Vickers JV Mezz Loan can be prepaid without penalty.

On December 22, 2016, the Vickers Historic Roswell property owner, which is owned by an entity in which the Company owns an indirect interest, entered into an approximately $18.0 million construction loan with an unaffiliated party, of which $14.9 million is outstanding at June 30, 2018, and which is secured by the Vickers Historic Roswell development. The loan matures December 1, 2020. The loan bears interest at a rate of LIBOR plus 3.00%, with interest only payments until December 1, 2018, with future payments based on 25-year amortization. The loan can be prepaid without penalty.

The development was 9% occupied at June 30, 2018.

Flagler Village Mezzanine Financing

On December 29, 2017, the Company, through BRG Flagler Village, LLC, or BRG Flagler, an indirect subsidiary, provided a $53.6 million mezzanine loan, or the BRG Flagler Mezz Loan, to BR Flagler JV Member, LLC, or BR Flagler JV Member, an affiliate of the former Manager. The BRG Flagler Mezz Loan was secured by BR Flagler JV Member’s 100.0% interest in a multi-tiered joint venture along with Fund II and Fund III, affiliates of the former Manager, and an affiliate of ArchCo Residential, or the Flagler JV, which intends to develop an approximately 385-unit Class A apartment community located in Fort Lauderdale, Florida to be known as Flagler Village. The BRG Flagler Mezz Loan had a maturity date of December 29, 2022 and bore interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Flagler Mezz Loan can be prepaid without penalty.

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

On March 28, 2018, the Flagler Village property owner, which is owned by an entity in which the Company owns an indirect interest, entered into an approximately $70.4 million construction loan with an unaffiliated party, of which $1,010 is outstanding at June 30, 2018, and which is secured by the Flagler Village development, or the Flagler Village Construction Loan. The loan matures March 28, 2022, with a one-year extension option subject to certain conditions including a debt service coverage, loan to value ratio, certificate of occupancy and payment of an extension fee. The loan bears interest at the greater of 5.0% or a rate of LIBOR plus 3.85%, with interest only payments until March 28, 2022, with future payments after extension based on 30-year amortization. The loan can be prepaid subject to payment of a make-whole premium and exit fee.

The development was not in lease-up at June 30, 2018.

Note 7 – Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

Following is a summary of the Company’s ownership interests in the investments reported under the equity method of accounting. The carrying amount of the Company’s investments in unconsolidated real estate joint ventures as of June 30, 2018 and December 31, 2017 is summarized in the table below (amounts in thousands):

Property	June 30, 2018	December 31, 2017

Alexan CityCentre	$10,277	$9,258
Alexan Southside Place	22,376	20,584
Arlo, formerly West Morehead	14	14
Cade Boca Raton, formerly APOK Townhomes	7	7
Domain at The One Forty, formerly Domain	12	12
Flagler Village	44	30
Helios	18,464	16,360
Leigh House, formerly Lake Boone Trail	12,917	11,930
Novel Perimeter, formerly Crescent Perimeter	12	12
Vickers Historic Roswell, formerly Vickers Village	6	6
Whetstone	12,932	12,932
Total	$77,061	$71,145

As of June 30, 2018, the Company had outstanding equity investments in eleven joint ventures, each of which were created to develop a multifamily property. A wholly-owned subsidiary of the Operating Partnership made common and preferred investments in the joint ventures. Five of the eleven equity investments, Alexan CityCentre, Alexan Southside Place, Helios, Leigh House and Whetstone, are preferred investments and generate a preferred return of 15% on outstanding capital contributions, unless noted below, and the Company is not allocated any of the income or loss in the joint ventures. The joint venture is the controlling member in an entity whose purpose is to develop a multifamily property. The common interests in these joint ventures, as well as preferred interests in some cases, are owned by affiliates of the former Manager. The Company has the right, in its sole discretion, to convert its preferred membership interest in each joint venture into a common membership interest for a period of six months from the date upon which 70% of the units in the related development have been leased and occupied. Each joint venture in which the Company owns a preferred interest is required to redeem the Company’s preferred membership interests plus any accrued but unpaid preferred return on the earlier of the date which is six months following the maturity of the related development’s construction loan, or any earlier acceleration or due date, unless noted below.

The following provides additional information regarding the Company’s preferred equity investments and unconsolidated real estate joint ventures as of June 30, 2018. The preferred returns and equity in income of the Company’s unconsolidated real estate joint ventures for the three and six months ended June 30, 2018 and 2017 are summarized below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Property	2018	2017	2018	2017
Alexan CityCentre	$402	$325	$785	$626
Alexan Southside Place	885	733	1,687	1,373
Domain at The One Forty	—	—	—	141
EOS	—	—	—	(22)
Flagler Village	—	(2)	—	(4)
Helios	644	612	1,249	1,217
Leigh House	462	446	903	867
Whetstone	233	491	464	979
Preferred returns and equity in income of unconsolidated joint ventures	$2,626	$2,605	$5,088	$5,177

Summary combined financial information for the Company’s investments in unconsolidated real estate joint ventures as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017, is as follows (amounts in thousands):

	June 30, 2018	December 31, 2017
Balance Sheets:
Real estate, net of depreciation	$497,715	$399,111
Other assets	73,062	62,667
Total assets	$570,777	$461,778

Mortgages payable	$430,416	$325,702
Other liabilities	27,349	25,956
Total liabilities	$457,765	$351,658
Members’ equity	113,012	110,120
Total liabilities and members’ equity	$570,777	$461,778

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating Statement:
Rental revenues	$4,217	$767	$7,591	$1,586
Operating expenses	(3,461)	(920)	(6,247)	(1,417)
Income (loss) before debt service and depreciation and amortization	756	(153)	1,344	169
Interest expense, net	(1,808)	(561)	(3,359)	(875)
Depreciation and amortization	(2,194)	(618)	(4,130)	(959)
Net loss	$(3,246)	$(1,332)	$(6,145)	$(1,665)

Alexan CityCentre Interests

On July 1, 2014, through BRG T&C BLVD Houston, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Bluerock Growth Fund, LLC (“BGF”), Fund II and Fund III, affiliates of the former Manager, and an affiliate of Trammell Crow Residential, to develop a 340-unit Class A apartment community located in Houston, Texas, to be known as Alexan CityCentre. The Company has made a capital commitment of approximately $10.3 million to acquire 100% of the Class A preferred equity interests in BR T&C BLVD JV Member, LLC all of which has been funded as of June 30, 2018 (of which $3.8 million earns a 20% preferred return).

On June 7, 2016, the Alexan CityCentre property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a loan modification agreement to amend the terms of its construction loan financing the construction and development of the Alexan CityCentre property (the “Alexan Development”). The maximum principal amount available to the borrower under the terms of the modified loan is $55.1 million of which approximately $55.0 million is outstanding at June 30, 2018. The maturity date is January 1, 2020, subject to a single one-year extension exercisable at the option of the borrower. The interest rate on the loan is a variable per annum rate equal to the prime rate plus 0.5%, or LIBOR plus 3.00%, at the borrower’s option. The loan requires monthly interest payments until the maturity date, after which $60,000 monthly payments of principal will be required in addition to payment of accrued interest during the maturity extension period. Certain unaffiliated third parties agreed to guaranty the completion of the development of the Alexan Development and provided partial guaranties of the borrower’s principal and interest obligations under the loan.

The six-month period during which the Company has the right to convert its preferred membership interest into a common membership interest commenced on January 21, 2018, the date on which Alexan Development achieved 70% leased and occupied units. The development was 85% leased and occupied at June 30, 2018. The Company has not elected to convert into a common membership interest as of June 30, 2018.

Alexan Southside Place Interests

On January 12, 2015, through BRG Southside, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund II and Fund III, which are affiliates of the former Manager, and an affiliate of Trammell Crow Residential, to develop an approximately 270-unit Class A apartment community located in Houston, Texas, to be known as Alexan Southside Place. Alexan Southside Place will be developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC, as tenant under an 85-year ground lease. The Company has made a capital commitment of $22.4 million to acquire 100% of the preferred equity interests in BR Southside Member, LLC, all of which has been funded as of June 30, 2018 (of which $5.1 million earns a 20% preferred return).

In conjunction with the Alexan Southside development, on April 7, 2015, the Alexan Southside leasehold interest holder, which is owned by an entity in which the Company owns an indirect interest, entered into a $31.8 million construction loan, of which $31.1 million is outstanding at June 30, 2018, which is secured by the leasehold interest in the Alexan Southside Place property. The loan matures on April 7, 2019, and contains a one-year extension option, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on the base rate plus 1.25% or LIBOR plus 2.25%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan can be prepaid without penalty.

The development was 56% occupied at June 30, 2018.

Cade Boca Raton Interests

On September 1, 2016, through BRG Boca, LLC, or BRG Boca, a wholly-owned subsidiary of its Operating Partnership, the Company made an investment in a multi-tiered joint venture, along with Fund II, an affiliate of the former Manager, and NCC Development Group, or the Boca JV, to develop a 90-unit Class A apartment community located in Boca Raton, Florida to be known as Cade Boca Raton. On January 6, 2017, (i) Fund II substantially redeemed the common equity investment held by BRG Boca in BR Boca JV Member for $7.3 million, (ii) BRG Boca maintained a 0.5% common interest in BR Boca JV Member, and (iii) the Company, through BRG Boca, provided a mezzanine loan in the amount of $11.2 million to BR Boca JV Member, or the BRG Boca Mezz Loan. See Note 6 for further details regarding Cade Boca Raton and the BRG Boca Mezz Loan.

Domain at The One Forty Interests

On November 20, 2015, through a wholly-owned subsidiary of its Operating Partnership, BRG Domain Phase 1, LLC, or BRG Domain I, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an affiliate of ArchCo Residential, to develop an approximately 299-unit, Class A apartment community located in Garland, Texas to be known as Domain at The One Forty. The property will be developed upon a tract of approximately 10 acres of land. On March 3, 2017, (i) Fund II substantially redeemed the preferred equity investment held by BRG Domain 1 in BR Domain 1 JV Member for $7.1 million, (ii) BRG Domain 1 maintained a 0.5% common interest in BR Domain 1 JV Member, and (iii) the Company, through BRG Domain 1, provided a mezzanine loan in the amount of $20.3 million to BR Domain 1 JV Member, or the BRG Domain 1 Mezz Loan. See Note 6 for further details regarding Domain at The One Forty and the BRG Domain 1 Mezz Loan.

Flagler Village Interests

On December 18, 2015, through BRG Flagler Village, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made an investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an affiliate of ArchCo Residential, to develop an approximately 385-unit, Class A apartment community located in Fort Lauderdale, Florida. On December 29, 2017, (i) Fund II substantially redeemed the equity investment held by BRG Flagler Village, LLC in BR Flagler JV Member, LLC for $26.3 million, (ii) BRG Flagler Village, LLC maintained a 0.5% common interest in BR Flagler JV Member, and (iii) the Company, through BRG Flagler Village, LLC, provided a mezzanine loan in the amount of $53.6 million to BR Flagler JV Member, LLC, or the BRG Flagler Mezz Loan. See Note 6 for further details regarding Flagler Village and the BRG Flagler Mezz Loan.

Helios Interests

On May 29, 2015, through BRG Cheshire, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of Catalyst Development Partners II, to develop a 282-unit Class A apartment community located in Atlanta, Georgia, to be known as Helios Apartments. The Company has made a capital commitment of $18.5 million to acquire 100% of the preferred equity interests in BR Cheshire Member, LLC, all of which has been funded as of June 30, 2018.

In conjunction with the Helios development, on December 16, 2015, the Helios property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $38.1 million construction loan which is secured by the fee simple interest in the Helios property, of which approximately $38.1 million is outstanding at June 30, 2018. The loan matures on December 16, 2018, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.50%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan can be prepaid without penalty.

The six-month period during which the Company has the right to convert its preferred membership interest into a common membership interest commenced on May 26, 2018, the date on which Helios achieved 70% leased and occupied units. The development was 75% leased and occupied at June 30, 2018. The Company has not elected to convert into a common membership interest as of June 30, 2018

Leigh House Interests

On December 18, 2015, through BRG Lake Boone, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an affiliate of Tribridge Residential, LLC, to develop an approximately 245-unit, Class A apartment community located in Raleigh, North Carolina to be known as Leigh House. The Company has made a capital commitment of $12.9 million to acquire 100% of the preferred equity interests in BR Lake Boone JV Member, LLC, all of which has been funded at June 30, 2018 (of which $1.0 million earns a 20% preferred return).

In conjunction with the Leigh House development, on June 23, 2016, the Leigh House property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $25.2 million construction loan which is secured by the fee simple interest in the Leigh House property, of which $23.1 million is outstanding as of June 30, 2018. The loan matures on December 23, 2019 and contains one extension option for one year to five years, subject to certain conditions including construction completion, a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.65%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan can be prepaid without penalty.

The development was 58% occupied at June 30, 2018.

Arlo Interests

On January 6, 2016, through BRG Morehead NC, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an affiliate of ArchCo Residential, to develop an approximately 286-unit Class A apartment community located in Charlotte, North Carolina to be known as Arlo.  The Company has a 0.5% common equity interest in BR Morehead JV Member, LLC, at June 30, 2018. See Note 6 for further details regarding Arlo and the Arlo Mezz Loan.

Whetstone Interests

On May 20, 2015, through BRG Whetstone Durham, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of TriBridge Residential, LLC, to acquire a 204-unit Class A apartment community located in Durham, North Carolina, to be known as Whetstone Apartments. The Company has made a capital commitment of $12.9 million to acquire 100% of the preferred equity interests in BR Whetstone Member, LLC, all of which has been funded as of June 30, 2018. On October 2, 2016, the Company entered into an agreement that provided for an extended twelve-month period in which it had a right to convert into common ownership. The Company did not elect to convert into common ownership on October 6, 2017, and therefore its preferred return decreased to 6.5%. Effective April 1, 2017, Whetstone ceased paying its preferred return on a current basis. The accrued preferred return of $1.7 million is included in due from affiliates in the consolidated balance sheet. The Company has evaluated the preferred equity investment and accrued preferred return and determined that the investment is fully recoverable. The development was 95% occupied at June 30, 2018.

On October 6, 2016, the Whetstone property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a mortgage loan of approximately $26.5 million secured by the Whetstone Apartment property, of which $26.2 million is outstanding as of June 30, 2018. The loan matures on November 1, 2023. The loan bears interest at a fixed rate of 3.81%. Regular monthly payments were interest-only until November 1, 2017, with monthly payments beginning December 1, 2017 based on thirty-year amortization. The loan may be prepaid with the greater of 1% prepayment fee or yield maintenance until October 31, 2021, and thereafter at par. The loan is nonrecourse to the Company and its joint venture partners with certain standard scope non-recourse carve-outs for certain deeds, acts or failures to act on the part of the Company and the joint venture partners.

Note 8 – Revolving credit facilities

The outstanding balances on the revolving credit facilities as of June 30, 2018 and December 31, 2017, are as follows (amounts in thousands):

Revolving credit facilities	June 30, 2018	December 31, 2017
Senior Credit Facility	$68,209	$67,670
Junior Credit Facility	—	—
Total	$68,209	$67,670

Senior Credit Facility

On October 4, 2017, the Company, through its Operating Partnership, entered into a credit agreement (the “Senior Credit Facility”) with KeyBank National Association (“KeyBank”) and a syndicate of other lenders. The Senior Credit Facility provides for an initial loan commitment amount of $150 million, which commitment contains an accordion feature up to a maximum commitment of up to $250 million.

The Senior Credit Facility matures on October 4, 2020, with a one-year extension option, subject to certain conditions and the payment of an extension fee. Borrowings under the Senior Credit Facility bear interest, at the Company’s option, at LIBOR plus 1.80% to 2.45%, or the base rate plus 0.80% to 1.45%, depending on the Company’s leverage ratio. The weighted average interest rate was 4.27% at June 30, 2018. The Company pays an unused fee at an annual rate of 0.20% to 0.25% of the unused portion of the Senior Credit Facility, depending on the amount of borrowings outstanding. The Senior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio, and minimum tangible net worth. At June 30, 2018, the Company was in compliance with all covenants under the Senior Credit Facility. The Company has guaranteed the obligations under the Senior Credit Facility and provided certain properties as collateral.

Junior Credit Facility

On March 20, 2018, the Company, through a subsidiary of its Operating Partnership, entered into a credit agreement (the “Junior Credit Facility”) with KeyBank and other lenders. The Junior Credit Facility provides for a maximum loan commitment amount of $50 million.

The Junior Credit Facility matures on March 20, 2019. Borrowings under the Junior Credit Facility bear interest, at the Company’s option, at LIBOR plus 4.0%, or the base rate plus 3.0%. The Company pays an unused fee at an annual rate of 0.35% to 0.40% of the unused portion of the Junior Credit Facility, depending on the amount of borrowings outstanding. The Junior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio, minimum tangible net worth and minimum equity raise and collateral values. At June 30, 2018, the Company was in compliance with all covenants under the Junior Credit Facility. The Company has guaranteed the obligations under the Junior Credit Facility and has pledged certain assets as collateral.

The availability of borrowings under the revolving credit facilities at June 30, 2018 is based on the value of the collateral and compliance with various ratios related to those assets and was approximately $51.5 million.

Note 9 – Mortgages Payable

The following table summarizes certain information as of June 30, 2018 and December 31, 2017, with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of June 30, 2018
Property	June 30, 2018	December 31, 2017	Interest Rate	Fixed/ Floating	Maturity Date
ARIUM at Palmer Ranch	$41,348	$26,925	4.41%	Fixed	May 1, 2025
ARIUM Glenridge	48,431	48,431	4.48%	LIBOR + 2.48% (1)	November 1, 2023
ARIUM Grandewood	39,385	34,294	3.90%	(2)	July 1, 2025
ARIUM Gulfshore	—	32,626
ARIUM Hunter’s Creek	72,294	72,294	3.65%	Fixed	November 1, 2024
ARIUM Metrowest	64,559	—	4.43%	Fixed	May 1, 2025
ARIUM Palms	24,999	24,999	4.22%	LIBOR + 2.22% (1)	September 1, 2022
ARIUM Pine Lakes	26,950	26,950	3.95%	Fixed	November 1, 2023
ARIUM Westside	52,150	52,150	3.68%	Fixed	August 1, 2023
Ashton Reserve I	31,142	31,401	4.67%	Fixed	December 1, 2025
Ashton Reserve II	15,270	15,270	4.62%	LIBOR + 2.62% (1)	January 1, 2026
Citrus Tower	41,438	41,438	4.07%	Fixed	October 1, 2024
Enders Place at Baldwin Park (3)	24,056	24,287	4.30%	Fixed	November 1, 2022
James on South First	26,500	26,500	4.35%	Fixed	January 1, 2024
Marquis at Crown Ridge	28,925	29,217	3.61%	LIBOR + 1.61% (1)	June 1, 2024
Marquis at Stone Oak	43,125	43,125	3.61%	LIBOR + 1.61% (1)	June 1, 2024
Marquis at The Cascades I	33,207	33,207	3.61%	LIBOR + 1.61% (1)	June 1, 2024
Marquis at The Cascades II	23,175	23,175	3.61%	LIBOR + 1.61% (1)	June 1, 2024
Marquis at TPC	17,005	17,184	3.61%	LIBOR + 1.61% (1)	June 1, 2024
Outlook at Greystone	22,105	—	4.30%	Fixed	June 1, 2025
Park & Kingston (4)	18,432	18,432	3.41%	Fixed	April 1, 2020
Plantation Park	26,625	—	4.64%	Fixed	July 1, 2028
Preston View	41,066	41,066	4.07%	LIBOR + 2.07% (1)	March 1, 2024
Roswell City Walk	51,000	51,000	3.63%	Fixed	December 1, 2026
Sorrel	38,684	38,684	4.29%	LIBOR + 2.29% (1)	May 1, 2023
Sovereign	28,510	28,788	3.46%	Fixed	November 10, 2022
The Brodie	34,825	34,825	3.71%	Fixed	December 1, 2023
The Links at Plum Creek	40,000	—	4.31%	Fixed	October 1, 2025
The Mills	26,540	26,777	4.21%	Fixed	January 1, 2025
The Preserve at Henderson Beach	35,961	36,311	4.65%	Fixed	January 5, 2023
Villages at Cypress Creek	26,200	26,200	3.23%	Fixed	October 1, 2022
Wesley Village	40,545	40,545	4.25%	Fixed	April 1, 2024
Total	1,084,452	946,101
Fair value adjustments	2,420	2,638
Deferred financing costs, net	(11,073)	(9,245)
Total	$1,075,799	$939,494

(1) In June 2018, one-month LIBOR in effect was 2.00%.  One-month LIBOR at June 30, 2018 was 2.09%.

(2) The principal balance includes a $19.7 million advance at a fixed rate of 4.35% and a $19.7 million advance at a variable rate of 3.45% as of June 30, 2018. See below for further details regarding the advances under the Fannie Facility, as defined below.

(3) The principal balance includes a $16.4 million loan at a fixed rate of 3.97% and a $7.7 million supplemental loan at a fixed rate of 5.01%.

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

The Links at Plum Creek Mortgage Payable

On March 26, 2018, the Company, through an indirect subsidiary, entered into a $40.0 million loan secured by The Links at Plum Creek. The loan matures October 1, 2025 and bears interest at a fixed rate of 4.31% per annum, with interest only payments until April 2020, and then monthly payments based on 30-year amortization. After June 30, 2025, the loan may be prepaid without prepayment fee or yield maintenance.

Refinancing of ARIUM Gulfshore

On April 26, 2018, the Company, with borrowings under the Senior Credit Facility and secured by the ARIUM Gulfshore property, paid off the previous loan of $32.6 million. The Company also wrote-off costs of approximately $0.3 million relating to the previous loan.

Refinancing of ARIUM at Palmer Ranch

On April 26, 2018, through BR Palmer Ranch Property Owner, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company entered into an approximately $41.3 million loan with Jones Lang LaSalle Multifamily, LLC, on behalf of Freddie Mac, which is secured by ARIUM at Palmer Ranch, and paid off the previous loan of $26.9 million. The Company also wrote-off costs of approximately $0.3 million relating to the previous loan. The loan matures on May 1, 2025 and bears interest at a fixed rate of 4.41% per annum, with interest only payments until May 2020, and then monthly payments based on 30-year amortization. After January 31, 2025, the loan may be prepaid without prepayment fee or yield maintenance.

Plantation Park Mortgage Payable

On June 14, 2018, the Company, through an indirect subsidiary, entered into a $26.6 million loan secured by Plantation Park. The loan matures July 1, 2028 and bears interest at a fixed rate of 4.64% per annum, with interest only payments until July 2024, and then monthly payments based on 30-year amortization. After December 31, 2027, the loan may be prepaid without prepayment fee or yield maintenance.

Master Credit Facility with Fannie Mae

On April 30, 2018, the Company, through its Operating Partnership, caused BR Metrowest, LLC, a Delaware limited liability company and subsidiary of the Operating Partnership, together with certain other subsidiaries of the Operating Partnership, to enter into a Master Credit Facility Agreement (the “Fannie Facility”) with Walker & Dunlop, LLC (“Walker & Dunlop”) as the original lender. The Fannie Facility was issued through Fannie Mae’s Multifamily Delegated Underwriting and Servicing Program and was assigned by Walker & Dunlop to Fannie Mae. The Fannie Facility includes certain restrictive covenants, including indebtedness, liens, investments, mergers and asset sales, and distributions. The Fannie Facility also contains events of default, including payment defaults, covenant defaults, bankruptcy events, and change of control events. Each note under the Fannie Facility is cross-defaulted and cross-collateralized and the Company has guaranteed the obligations under the Fannie Facility.

The following information is presented with respect to the Company’s indebtedness under its Fannie Facility.

ARIUM Metrowest

On April 30, 2018, the Fannie Facility provided for an initial $64.6 million fixed rate advance, which was used to refinance a loan secured by the multifamily residential property commonly known as ARIUM Metrowest Apartments located in Orlando, Florida. The advance matures on May 1, 2025 and bears interest at a fixed rate of 4.43% per annum, with interest only payments until May 2021, and then monthly payments based on 30-year amortization. On or after January 31, 2025, the loan may be prepaid without prepayment fee or yield maintenance.

Outlook at Greystone

On May 3, 2018, the Fannie Facility provided for a $22.1 million fixed rate advance, which was used to refinance a loan secured by the multifamily residential property commonly known as Outlook at Greystone Apartments located in Birmingham, Alabama. The advance matures on June 1, 2025 and bears interest at a fixed rate of 4.30% per annum, with interest only payments until June 2021, and then monthly payments based on 30-year amortization. On or after February 28, 2025, the loan may be prepaid without prepayment fee or yield maintenance.

ARIUM Grandewood

On June 25, 2018, the Fannie Facility provided for a $19.7 million fixed rate advance (the “Fixed Rate Advance”) and a $19.7 million variable rate advance (the “Variable Rate Advance”). The Fixed Rate Advance matures July 1, 2025 and bears interest at a fixed rate of 4.35% per annum, with interest only payments until July 2020, and then monthly payments based on a 30-year amortization. The Variable Rate Advance matures July 1, 2025 and bears interest at a floating basis of LIBOR plus 1.40%, with interest only payments until July 2020, and then monthly payments based on a 30-year amortization. On or after March 31, 2025, the Fixed Rate and Variable Rate Advances may be prepaid without prepayment fees or yield maintenance. Both the Fixed Rate Advance and the Variable Rate Advance were used by the Company to pay off the previous loan and supplemental loan of $29.4 million and $4.9 million, respectively, with no prepayment costs.

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

Debt maturities

As of June 30, 2018, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2018 (July 1-December 31)	$2,775
2019	7,888
2020	31,207
2021	15,613
2022	114,628
Thereafter	912,341
$1,084,452
Add: Unamortized fair value debt adjustment	2,420
Subtract: Deferred financing costs, net	(11,073)
Total	$1,075,799

The net book value of real estate assets providing collateral for these above borrowings, including the Senior Credit Facility, Junior Credit Facility and Fannie Facility, were $1,524.0 million and $1,397.4 million at June 30, 2018 and December 31, 2017, respectively.

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

Note 10 – Fair Value of Financial Instruments

As of June 30, 2018 and December 31, 2017, the Company believes the carrying value of cash and cash equivalents, accounts receivable, notes receivable, due to and from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities.  Based on the discounted amount of future cash flows currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $1,068.4 million and $940.7 million as of June 30, 2018 and December 31, 2017, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $1,086.9 million and $948.7 million, respectively.  The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs, as defined in ASC Topic 820, “Fair Value Measurement”) for similar types of borrowing arrangements.

Note 11 – Related Party Transactions

Former Management Agreement

The Company entered into a management agreement (the “Management Agreement”) with the former Manager, at its Initial Public Offering (“IPO”) on April 2, 2014. On October 31, 2017, upon the Company’s acquisition of a newly-formed entity owning the assets used by the former Manager in its performance of the management functions then provided to the Company pursuant to the Management Agreement, or the Internalization, the Company became internally managed. The current management and investment teams, who were previously employed by an affiliate of the former Manager, became employed by the Company’s indirect subsidiary, and the Company became an internally managed real estate investment trust.

While the Company was externally managed, the Management Agreement required the former Manager to manage the Company’s business affairs in conformity with the investment guidelines and other policies that were approved and monitored by the Company’s board of directors (the “Board”). The Company paid the former Manager a base management fee in an amount based on the Company’s stockholders’ existing and contributed equity prior to the IPO and equity raised subsequent to the IPO. The base management fee was payable independent of the performance of the Company’s investments. The Management Agreement provided that the base management fee could be payable in cash or LTIP Units, at the election of the Board. The number of LTIP Units issued for the base management fee or incentive fee was based on the fees earned divided by the 5-day trailing average Class A common stock price prior to issuance. Base management fees of $2.6 million and $4.9 million were expensed during the three and six months ended June 30, 2017, respectively, and were paid through the issuance of 404,631 Units.

The Company also paid the former Manager an incentive fee based on performance. The incentive fee could be payable in cash or LTIP Units, at the election of the Board. Incentive fees of $3.6 million and $4.0 million were expensed during the three and six months ended June 30, 2017, respectively, and were paid through the issuance of 333,848 LTIP Units.

In 2015 and 2016, the Company issued grants of LTIP Units under the Amended 2014 Incentive Plans to the former Manager. The LTIP Units vested ratably over a three-year period, subject to certain terms and conditions. These LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock. LTIP expense of $0.8 million and $1.1 million for the three and six months ended June 30, 2017, respectively, was recorded as part of general and administrative expenses. The expense recognized during 2017 was based on the Class A common stock closing price at the vesting date or the end of the period, as applicable.

The Company was also required to reimburse the former Manager for certain expenses and paid all operating expenses, except those specifically required to be borne by the former Manager under the Management Agreement. Reimbursements of $0.4 million and $0.7 million were expensed during the three and six months ended June 30, 2017, respectively, and were recorded as part of general and administrative expenses. In addition, the former Manager was reimbursed for offering costs in conjunction with the January 2017 Common Stock Offering of $0.03 million during the six months ended June 30, 2017.

Administrative Services Agreement

In connection with the closing of the Internalization, the Company entered into an Administrative Services Agreement with Bluerock Real Estate, LLC and its affiliate, Bluerock Real Estate Holdings, LLC (together “BRE”) (the “Administrative Services Agreement”). Pursuant to the Administrative Services Agreement, BRE provides the Company with certain human resources, investor relations, marketing, legal and other administrative services (the “Services”) to facilitate a smooth transition in the Company’s management of its operations and enable the Company to benefit from operational efficiencies created by access to such services following closing, to give the Company time to develop such services in-house or to hire other third-party service providers for such services. The Services are provided on an at-cost basis, generally allocated based on the use of such Services for the benefit of the Company’s business, and are invoiced on a quarterly basis. In addition, the Administrative Services Agreement permits, from time to time, certain employees of the Company to provide or cause to be provided services to BRE, on an at-cost basis, generally allocated based on the use of such services for the benefit of the business of BRE and invoiced on a quarterly basis, and otherwise subject to the terms of the Services provided by BRE to the Company under the Administrative Services Agreement. Payment by the Company of invoices and other amounts payable under the Administrative Services Agreement will be made in cash or, in the sole discretion of the Board, in the form of fully-vested LTIP Units.

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

Pursuant to the Administrative Services Agreement, BRE is responsible for the payment of all employee benefits and any other direct and indirect compensation for the employees of BRE (or their affiliates or permitted subcontractors) assigned to perform the Services, as well as such employees’ worker’s compensation insurance, employment taxes, and other applicable employer liabilities relating to such employees.

Recorded as part of general and administrative expenses, payroll expense reimbursements of $0.1 million and $0.3 million, and operating expense reimbursements of $0.5 million and $0.9 million, were expensed during the three and six months ended June 30, 2018, respectively.

Pursuant to the terms of the Management Agreement, summarized below are the related party amounts payable to our former Manager, as well as to BRE, as of June 30, 2018 and December 31, 2017 (amounts in thousands):

	June 30, 2018	December 31, 2017
Amounts Payable to the former Manager under the Management Agreement
Base management fee	$-	$993
Total amounts payable to former Manager	$-	$993
Amounts Payable to BRE under the Administrative Services Agreement
Operating expense reimbursements and direct expense reimbursements	$587	$508
Offering expense reimbursements	228	74
Total amounts payable to BRE	$815	$582
Total	$815	$1,575

As of June 30, 2018 and December 31, 2017, the Company had $2.5 million and $2.0 million, respectively, in receivables due from related parties other than from BRE or the former Manager, primarily for accrued preferred returns on unconsolidated real estate investments for the most recent month.

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Series B Preferred Stock, the Company engaged a related party, as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager may re-allow the selling commissions and dealer manager fees to participating broker-dealers, and is expected to incur costs in excess of the 10%, which costs will be borne by the dealer manager. For the six months ended June 30, 2018, the Company has incurred approximately $3.5 million and $1.5 million in selling commissions and dealer manager fees, respectively. In addition, BRE was reimbursed for offering costs in conjunction with the Series B Preferred Offering of $0.6 million during the six months ended June 30, 2018. The selling commissions, dealer manager fees and BRE’s reimbursement for offering costs were recorded as a reduction to the proceeds of the offering.

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

Note 12 – Stockholders’ Equity

Net (Loss) Income Per Common Share

Basic net (loss) income per common share is computed by dividing net (loss) income attributable to common stockholders, less dividends on LTIP Units expected to vest plus gains on redemptions on common stock, by the weighted average number of common shares outstanding for the period.  Diluted net (loss) income per common share is computed by dividing net (loss) income attributable to common stockholders by the sum of the weighted average number of common shares outstanding and any potential dilutive shares for the period.  Net (loss) income attributable to common stockholders is computed by adjusting net (loss) income for the non-forfeitable dividends paid on non-vested LTIP Units.

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

The following table reconciles the components of basic and diluted net (loss) income per common share (amounts in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income attributable to common stockholders	$(10,212)	$17,569	$(19,638)	$12,579
Dividends on LTIP Units expected to vest	(172)	—	(344)	—
Basic net (loss) income attributable to common stockholders	$(10,384)	$17,569	$(19,982)	$12,579

Weighted average common shares outstanding (1)	23,800,770	26,075,911	23,971,129	25,535,178

Potential dilutive shares (2)	66,357	661	1,579	661
Weighted average common shares outstanding and potential dilutive shares (1)	23,867,127	26,076,572	23,972,708	25,535,839

Net (loss) income per common share, basic	$(0.44)	$0.67	$(0.83)	$0.49
Net (loss) income per common share, diluted	$(0.44)	$0.67	$(0.83)	$0.49

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

(1)	For 2018, amounts relate to shares of the Company’s Class A and Class C common stock outstanding. For 2017, amounts relate to shares of Class A common stock and LTIP Units outstanding.

(2)	Excludes none and 34,764 shares of common stock for the three and six months ended June 30, 2018, respectively, related to non-vested LTIP units as the effect would be anti-dilutive. No shares of common stock are excluded for the three and six months ended June 30, 2017.

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

Series B Preferred Stock Offering

The Company issued 50,107 shares of Series B Preferred Stock under a continuous registered offering with net proceeds of approximately $45.1 million after commissions and dealer manager fees of approximately $5.0 million during the six months ended June 30, 2018. As of June 30, 2018, the Company has sold 234,793 shares of Series B Preferred Stock and 234,793 Warrants to purchase 4,695,860 shares of Class A common stock for net proceeds of approximately $211.3 million after commissions and fees. During the six months ended June 30, 2018, 764 Series B Preferred shares were redeemed through the issuance of 76,381 Class A common shares and 56 Series B Preferred shares were redeemed for $51,450 in cash.

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

Class A common stock repurchase program

In February 2018, the Company authorized a stock repurchase plan to purchase up to $25 million of the Company’s outstanding shares of Class A common stock. The repurchase plan has a term of one year and may be discontinued at any time. The extent to which the Company repurchases shares of its Class A common stock, and the timing of any such purchases, will depend on a variety of factors including general business and market conditions and other corporate considerations. The Company purchased 637,733 shares of Class A common stock during the six months ended June 30, 2018 for a total purchase price of $5.2 million.

The following table is a summary of the Class A common stock repurchase activity as of June 30, 2018:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
February 1, 2018 through February 28, 2018	331,090	$7.86	331,090	$22,398,638
March 1, 2018 through March 31, 2018	199,603	8.03	199,603	20,795,897
April 1, 2018 through April 30, 2018	—	—	—	20,795,897
May 1, 2018 through May 31, 2018	28,000	8.96	28,000	20,545,146
June 1, 2018 through June 30, 2018	79,040	8.96	79,040	19,837,157
Total	637,733	$8.10	637,733

Operating Partnership and Long-Term Incentive Plan Units

As of June 30, 2018, limited partners other than the Company owned approximately 25.26% of the Operating Partnership (6,230,757 OP Units, or 19.62%, is held by OP Unit holders, and 1,790,084 LTIP Units, or 5.64%, is held by LTIP Unit holders, including 3.33% which are not vested at June 30, 2018). Subject to certain restrictions set forth in the Operating Partnership’s Limited Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash.

Equity Incentive Plans – LTIP Grants

Prior to the Internalization, in 2015 and 2016, the Company issued grants of LTIP Units under the Amended 2014 Incentive Plans to the former Manager. The LTIP Units vested ratably over a three-year period, subject to certain terms and conditions. LTIP expense of $0.8 million and $1.1 million for the three and six months ended June 30, 2017, respectively, was recorded as part of general and administrative expenses. The expense recognized during 2017 was based on the Class A common stock closing price at the vesting date or the end of the period, as applicable. In conjunction with the Internalization, 212,203 outstanding LTIP Units issued as incentive equity to our former Manager became vested in accordance with their original terms.

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

On January 1, 2018, the Company granted certain equity grants of LTIPS of the Company’s operating partnership to various executive officers under the Second Amended 2014 Incentive Plans. These awards, amounting to 1,056,211 LTIPs, were issued pursuant to the executive officers’ employment and service agreements as time-based LTIPs and performance-based LTIPs. All of these LTIP grants require continuous employment for vesting. Due to a limitation on the number of LTIP Units available for issuance under the Second Amended 2014 Incentive Plans, the long-term performance awards were, in aggregate, approximately 81,000 LTIP Units lower than those which the recipients were entitled pursuant to the terms of their respective employments agreements, with the Company planning to issue the remaining LTIP Units at such time as such LTIP Units become available under the Equity Incentive Plans. Time-based LTIPs were issued amounting to 770,854 LTIPs that vest over approximately five years and 160,192 LTIPs that vest over approximately three years. The Company recognizes compensation expense based on the fair value at the date of grant, ratably over the requisite service periods for the time-based LTIPs, thus, the Company recognized approximately $1.2 million and $2.3 million during the three and six months ended June 30, 2018, respectively. Performance-based LTIPs were issued amounting to 125,165 LTIPs, are subject to a three-year performance period, and will vest immediately upon successful achievement of performance-based conditions. Performance criteria are primarily based on a mixture of objective internal achievement goals and relative performance against its industry peers, with a minimum, threshold, and maximum performance standard for performance criteria. After the determination of the achievement of the performance criteria, any performance-based LTIP Units that were awarded but do not vest will be canceled. The Company recognizes compensation expense based on the fair value at the date of grant and the probability of achievement of performance criteria over the performance period for the performance-based LTIPs, thus, the Company recognized approximately $0.1 million and $0.2 million during the three and six months ended June 30, 2018, respectively.

In addition, on January 1, 2018, the Company granted 6,263 LTIP Units under the Second Amended 2014 Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. The LTIP Units were fully vested upon issuance and thus, the Company recognized expense of approximately $0.2 million immediately based on the fair value at the date of grant.

At June 30, 2018, there was $8.2 million of total unrecognized compensation cost related to unvested LTIPs granted under the Second Amended 2014 Incentive Plans. The remaining cost is expected to be recognized over a period of 3.8 years.

LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock, or, at the Company’s election, cash.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid
Class A Common Stock
October 13, 2017	December 22, 2017	$0.096667	January 5, 2018
December 20, 2017	March 23, 2018	$0.162500	April 5, 2018
June 8, 2018	June 25, 2018	$0.162500	July 5, 2018
Class C Common Stock
October 13, 2017	December 22, 2017	$0.096667	January 5, 2018
December 20, 2017	March 23, 2018	$0.162500	April 5, 2018
June 8, 2018	June 25, 2018	$0.162500	July 5, 2018
Series A Preferred Stock
December 8, 2017	December 22, 2017	$0.515625	January 5, 2018
March 9, 2018	March 23, 2018	$0.515625	April 5, 2018
June 8, 2018	June 25, 2018	$0.515625	July 5, 2018
Series B Preferred Stock
October 13, 2017	December 22, 2017	$5.00	January 5, 2018
January 12, 2018	January 25, 2018	$5.00	February 5, 2018
January 12, 2018	February 23, 2018	$5.00	March 5, 2018
January 12, 2018	March 23, 2018	$5.00	April 5, 2018
April 13, 2018	April 25, 2018	$5.00	May 4, 2018
April 13, 2018	May 25, 2018	$5.00	June 5, 2018
April 13, 2018	June 25, 2018	$5.00	July 5, 2018
Series C Preferred Stock
December 8, 2017	December 22, 2017	$0.4765625	January 5, 2018
March 9, 2018	March 23, 2018	$0.4765625	April 5, 2018
June 8, 2018	June 25, 2018	$0.4765625	July 5, 2018
Series D Preferred Stock
December 8, 2017	December 22, 2017	$0.4453125	January 5, 2018
March 9, 2018	March 23, 2018	$0.4453125	April 5, 2018
June 8, 2018	June 25, 2018	$0.4453125	July 5, 2018

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate. Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

The Company has a dividend reinvestment plan that allows for participating stockholders to have their dividend distributions automatically invested in additional Class A common shares based on the average price of the Class A common shares on the investment date. The Company plans to issue Class A common shares to cover shares required for investment.

 Distributions declared and paid for the six months ended June 30, 2018 were as follows (amounts in thousands):

	Distributions
2018	Declared	Paid
First Quarter
Class A Common Stock (1)	$(79)	$2,341
Class C Common Stock	—	7
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	2,921	2,816
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,270	1,270
OP Units	—	602
LTIP Units	175	53
Total first quarter 2018	$8,344	$11,146
Second Quarter
Class A Common Stock	$3,863	$3,858
Class C Common Stock	12	12
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	3,316	3,161
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,269
OP Units	1,013	1,013
LTIP Units	311	266
Total second quarter 2018	$13,841	$13,636
Total	$22,185	$24,782

(1) On December 20, 2017, the Company’s Board authorized, and the Company declared a quarterly dividend for the first quarter of 2018 equal to a quarterly rate of $0.1625 per share on the Class A and Class C common stock, payable to the stockholders of record as of March 23, 2018, which was paid in cash on April 5, 2018. Holders of OP and LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of the Class A common stock. The Company recorded an estimated accrued distribution at December 31, 2017 based on the Class A common stock outstanding. Due to the impact of the Class A common stock repurchase program that was initiated in February 2018, the distribution required based on the outstanding Class A common stock at the March 23, 2018 record date was lower than the accrued distribution recorded at December 31, 2017 and therefore, a negative declared distribution is reflected.

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

Note 14 – Subsequent Events

Declaration of Dividends

Declaration Date	Payable to stockholders of record as of	Amount	Payable Date
Series B Preferred Stock
July 10, 2018	July 25, 2018	$5.00	August 3, 2018
July 10, 2018	August 24, 2018	$5.00	September 5, 2018
July 10, 2018	September 25, 2018	$5.00	October 5, 2018

Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock. A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate.

 Distributions Paid

The following distributions were paid to the Company's stockholders, as well as holders of OP and LTIP Units subsequent to June 30, 2018 (amounts in thousands):

Shares	Declaration Date	Record Date	Date Paid	Distributions per Share	Total Distribution
Class A Common Stock	June 8, 2018	June 25, 2018	July 5, 2018	$0.162500	$3,862
Class C Common Stock	June 8, 2018	June 25, 2018	July 5, 2018	$0.162500	$12
Series A Preferred Stock	June 8, 2018	June 25, 2018	July 5, 2018	$0.515625	$2,950
Series B Preferred Stock	April 13, 2018	June 25, 2018	July 5, 2018	$5.000000	$1,167
Series C Preferred Stock	June 8, 2018	June 25, 2018	July 5, 2018	$0.4765625	$1,107
Series D Preferred Stock	June 8, 2018	June 25, 2018	July 5, 2018	$0.4453125	$1,269
OP Units	June 8, 2018	June 25, 2018	July 5, 2018	$0.162500	$1,012
LTIP Units	June 8, 2018	June 25, 2018	July 5, 2018	$0.162500	$273

Series B Preferred Stock	July 10, 2018	July 25, 2018	August 3, 2018	$5.000000	$1,196
Total					$12,848

Alexan CityCentre

The six-month period during which the Company has the right to convert its preferred membership interest into a common membership interest commenced on January 21, 2018, the date on which Alexan CityCentre achieved 70% leased and occupied units. At the expiration of the conversion period on July 21, 2018, the Company did not elect to convert into a common membership interest.

Acquisition of Veranda at Centerfield

On July 26, 2018, the Company, through subsidiaries of its Operating Partnership, acquired a 93.0% interest in a 400-unit apartment community located in Houston, Texas, known as Veranda at Centerfield (“Veranda”) for approximately $40.2 million. The purchase price of $40.2 million was funded, in part, with a $26.1 million senior mortgage loan secured by the Veranda property.

Refinancing of Ashton Reserve II

On July 31, 2018, the Fannie Facility provided for a $15.2 million variable rate advance, which was used with additional funding at close to pay off the previous loan of $15.3 million. The Company also wrote-off costs of approximately $0.2 million relating to the previous loan. The advance matures on August 1, 2025 and bears interest at a floating basis of LIBOR plus 1.50%, with interest only payments until August 2022, and then monthly payments based on a 30-year amortization.

Refinancing of Preston View

On July 31, 2018, the Fannie Facility provided for a $41.7 million variable rate advance, which was used to pay off the previous loan of $41.1 million. The Company also wrote-off costs of approximately $0.4 million relating to the previous loan. The advance matures on August 1, 2025 and bears interest at a floating basis of LIBOR plus 1.50%, with interest only payments until August 2022, and then monthly payments based on a 30-year amortization.

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

Overview

We were incorporated as a Maryland corporation on July 25, 2008. Our objective is to maximize long-term stockholder value by acquiring and developing well-located institutional-quality apartment properties in knowledge economy growth markets across the United States. We seek to maximize returns through investments where we believe we can drive substantial growth in our adjusted funds from operations and net asset value primarily through our Value-Add and Invest-to-Own investment strategies.

We conduct our operations through Bluerock Residential Holdings, L.P., our operating partnership (the “Operating Partnership”), of which we are the sole general partner. The consolidated financial statements include our accounts and those of the Operating Partnership and its subsidiaries.

As of June 30, 2018, our portfolio consisted of interests in forty-two properties, thirty-one consolidated operating properties and eleven through preferred equity and mezzanine loan investments. Of the property interests held through preferred equity and mezzanine loan investments, three are under development, seven are in lease-up and one property is stabilized. The forty-two properties contain an aggregate of 13,174 units, comprised of 10,374 consolidated operating units and 2,800 units through preferred equity and mezzanine loan investments. As of June 30, 2018, these properties, exclusive of our development properties, were approximately 94% occupied.

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

Significant Developments

During the six months ended June 30, 2018, we acquired three stabilized properties, acquired additional interest in two stabilized properties, and increased the mezzanine loan in Flagler Village as discussed below.

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

Acquisition of Additional Interest in ARIUM Gulfshore

On April 26, 2018, we invested an additional $4.8 million of equity in ARIUM Gulfshore, increasing our indirect ownership interest in the property from 95.0% to 100.0%. The additional interests were purchased from unaffiliated joint venture partner, based on arms-length negotiations.

Acquisition of Additional Interest in ARIUM at Palmer Ranch

On April 26, 2018, we invested an additional $4.2 million of equity in ARIUM at Palmer Ranch, increasing our indirect ownership interest in the property from 95.0% to 100.0%. The additional interests were purchased from unaffiliated joint venture partner, based on arms-length negotiations.

Acquisition of Sands Parc

On May 1, 2018, we, through subsidiaries of our Operating Partnership, acquired a 100.0% interest in a 264-unit apartment community located in Daytona Beach, Florida, known as Sands Parc for approximately $46.2 million. The purchase price of $46.2 million was funded, in part, with our Senior Credit Facility secured by the Sands Parc property.

Acquisition of Plantation Park

On June 14, 2018, we, through subsidiaries of our Operating Partnership, acquired an 80.0% interest in a 238-unit apartment community located in Lake Jackson, Texas, known as Plantation Park for approximately $35.6 million. The purchase price of $35.6 million was funded, in part, with a $26.6 million senior mortgage loan secured by the Plantation Park property.

Notes and accrued interest receivable from related parties

During the six months ended June 30, 2018, we restated and increased the mezzanine loan to Flagler JV by $21.0 million, to approximately $74.6 million. See Notes 6 to the interim Consolidated Financial Statements for additional information.

Recent Stock Offerings

During the six months ended June 30, 2018 we continued to raise capital to finance our investment activities.

Series B Preferred Stock

We issued 50,107 shares of Series B Preferred Stock under a continuous registered offering with net proceeds of approximately $45.1 million after commissions and dealer manager fees of approximately $5.0 million during the six months ended June 30, 2018.

Our total stockholders’ equity decreased $31.0 million from $222.8 million as of December 31, 2017 to $191.8 million as of June 30, 2018. The decrease in our total stockholders’ equity is primarily attributable to dividends declared of $20.7 million, repurchase of Class A common stock of $5.2 million and our net loss of $6.4 million, during the six months ended June 30, 2018.

Results of Operations

The following is a summary of our stabilized consolidated operating real estate investments as of June 30, 2018:

Multifamily Community Name	Location	Number of Units	Date Built/Renovated (1)	Ownership Interest	Average Rent (2)	% Occupied (3)
ARIUM at Palmer Ranch	Sarasota, FL	320	2016	100.0%	$1,291	96%
ARIUM Glenridge	Atlanta, GA	480	1990	90.0%	1,150	93%
ARIUM Grandewood	Orlando, FL	306	2005	100.0%	1,346	95%
ARIUM Gulfshore	Naples, FL	368	2016	100.0%	1,296	92%
ARIUM Hunter’s Creek	Orlando, FL	532	1999	100.0%	1,353	93%
ARIUM Metrowest	Orlando, FL	510	2001	100.0%	1,328	93%
ARIUM Palms	Orlando, FL	252	2008	95.0%	1,307	94%
ARIUM Pine Lakes	Port St. Lucie, FL	320	2003	85.0%	1,229	94%
ARIUM Westside	Atlanta, GA	336	2008	90.0%	1,490	93%
Ashton Reserve	Charlotte, NC	473	2015	100.0%	1,073	91%
Citrus Towers	Orlando, FL	336	2006	96.8%	1,257	95%
Enders Place at Baldwin Park	Orlando, FL	220	2003	92.0%	1,734	95%
James on South First	Austin, TX	250	2016	90.0%	1,160	98%
Marquis at Crown Ridge	San Antonio, TX	352	2009	90.0%	935	93%
Marquis at Stone Oak	San Antonio, TX	335	2007	90.0%	1,385	93%
Marquis at The Cascades	Tyler, TX	582	2009	90.0%	1,069	95%
Marquis at TPC	San Antonio, TX	139	2008	90.0%	1,461	96%
Outlook at Greystone	Birmingham, AL	300	2007	100.0%	936	88%
Park & Kingston	Charlotte, NC	168	2015	100.0%	1,218	96%
Plantation Park	Lake Jackson, TX	238	2016	80.0%	1,428	92%
Preston View	Morrisville, NC	382	2000	100.0%	1,072	97%
Roswell City Walk	Roswell, GA	320	2015	98.0%	1,513	97%
Sands Parc	Daytona Beach, FL	264	2017	100.0%	1,267	94%
Sorrel	Frisco, TX	352	2015	95.0%	1,252	91%
Sovereign	Fort Worth, TX	322	2015	95.0%	1,320	94%
The Brodie	Austin, TX	324	2001	92.5%	1,105	98%
The Links at Plum Creek	Castle Rock, CO	264	2000	88.0%	1,362	94%
The Mills	Greenville, SC	304	2013	100.0%	999	97%
The Preserve at Henderson Beach	Destin, FL	340	2009	100.0%	1,306	97%
Villages at Cypress Creek	Houston, TX	384	2001	80.0%	1,079	97%
Wesley Village	Charlotte, NC	301	2010	100.0%	1,296	95%
Total/Average		10,374			$1,239	94%

(1) Represents date of last significant renovation or year built if there were no renovations.

(2) Represents the average effective monthly rent per occupied unit for the three months ended June 30, 2018. Total concessions for the three months ended June 30, 2018 amounted to approximately $1.1 million.

(3) Percent occupied is calculated as (i) the number of units occupied as of June 30, 2018, divided by (ii) total number of units, expressed as a percentage.

The following is a summary of our preferred equity and mezzanine loan investments as of June 30, 2018:

Multifamily Community Name	Location	Actual/ Planned Number of Units	Total Actual/ Estimated Construction Cost (in millions)	Cost to Date (in millions)	Actual/ Estimated Construction Cost Per Unit	Actual/ Estimated Initial Occupancy	Actual/ Estimated Construction Completion	Pro Forma Average Rent (1)
Whetstone (2)	Durham, NC	204	$37.0	$37.0	$181,373	3Q14	3Q15	$1,300
Alexan CityCentre	Houston, TX	340	83.2	80.5	244,706	2Q17	4Q17	2,144
Helios	Atlanta, GA	282	51.4	50.3	182,270	2Q17	4Q17	1,486
Alexan Southside Place	Houston, TX	270	49.0	47.0	181,481	4Q17	1Q18	2,012
Leigh House, formerly Lake Boone Trail	Raleigh, NC	245	40.2	37.7	164,082	3Q17	4Q18	1,271
Vickers Historic Roswell, formerly Vickers Village	Roswell, GA	79	31.1	28.4	393,671	2Q18	4Q18	3,176
Cade Boca Raton, formerly APOK Townhomes	Boca Raton, FL	90	28.9	23.7	321,111	3Q18	1Q19	2,549
Arlo, formerly West Morehead	Charlotte, NC	286	60.0	46.8	209,790	2Q18	2Q19	1,507
Domain at The One Forty, formerly Domain	Garland, TX	299	52.6	38.6	175,920	2Q18	2Q19	1,469
Novel Perimeter, formerly Crescent Perimeter	Atlanta, GA	320	70.0	56.1	218,750	4Q18	2Q19	1,749
Flagler Village	Fort Lauderdale, FL	385	135.4	42.8	351,688	3Q19	3Q20	2,352
Total Average		2,800						$1,816

(1) Represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization.

(2) Represents the average effective monthly rent per occupied unit for the three months ended June 30, 2018.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenue

Net rental income increased $11.1 million, or 47%, to $34.7 million for the three months ended June 30, 2018 as compared to $23.6 million for the same prior year period. Net rental income increased $12.9 million from the acquisition of three properties in 2018 and the full period impact of ten properties acquired in 2017, and a $0.7 million increase from same store properties, offset by a $2.4 million decrease in net rental income driven by the sales of four properties in 2017.

Other property revenue increased $1.6 million, or 54%, to $4.6 million for the three months ended June 30, 2018 as compared to $3.0 million for the same prior year period. Other property revenues increased $1.7 million from the acquisition of three properties in 2018 and the full period impact of ten properties acquired in 2017, and a $0.2 million increase from same store properties, offset by a $0.3 million decrease in other property revenues driven by the sales of four properties in 2017.

Interest income from related parties increased $3.5 million, or 169%, to $5.6 million for the three months ended June 30, 2018 as compared to $2.1 million for the same prior year period due to increases in the average balance of mezzanine loans outstanding.

Expenses

Property operating expenses increased $5.3 million, or 46%, to $16.9 million for the three months ended June 30, 2018 as compared to $11.5 million for the same prior year period. Property operating expenses increased $6.1 million from the acquisition of three properties in 2018 and the full period impact of ten properties acquired in 2017, and a $0.3 million increase from same store properties, offset by a $1.1 million decrease in property operating expenses driven by the sales of four properties in 2017. Property NOI margins increased to 57.1% of total revenues for the three months ended June 30, 2018 from 56.6% in the prior year quarter. Property NOI margins are computed as total property revenues less property operating expenses, divided by total property revenues.

Property management fees expense increased $0.3 million, or 46%, to $1.1 million for the three months ended June 30, 2018 as compared to $0.7 million in the same prior year period. Property management fees increased $0.4 million from the acquisition of three properties in 2018 and the full period impact of ten properties acquired in 2017, offset by a $0.1 million decrease in property management fees driven by the sales of four properties in 2017.

 General and administrative expenses amounted to $4.5 million for the three months ended June 30, 2018 as compared to $1.7 million for the same prior year period. Excluding non-cash equity compensation expense of $1.6 million and $0.8 million for the three months ended June 30, 2018 and 2017, respectively, general and administrative expenses were $2.9 million, or 6.4% of revenues for the three months ended June 30, 2018 as compared to $0.9 million, or 3.3% of revenues, for the same prior year period. This increase can be primarily attributed to the impact of the Internalization as we are now incurring expenses that were previously covered by the management fees payable to our former Manager, described below. Combined general and administrative expenses and management fees decreased $3.3 million to $4.5 million for the three months ended June 30, 2018 as compared to $7.9 million for the three months ended June 30, 2017.

Management fees to related parties were eliminated in conjunction with the Internalization. Base management fees of $2.6 million were expensed in the three months ended June 30, 2017. Incentive management fees of $3.5 million were expensed in the three months ended June 30, 2017. Management fees of $6.2 million for the quarter ended June 30, 2017 were paid in LTIP Units in lieu of cash.

Depreciation and amortization expenses were $14.8 million for the three months ended June 30, 2018 as compared to $10.4 million for the same prior year period. Depreciation and amortization expense increased $7.1 million from the acquisition of three properties in 2018 and the full period impact of ten properties acquired in 2017, offset by a $0.6 million decrease driven by the sales of four properties in 2017 and a $2.1 million decrease from same store properties.

Other Income and Expense

Other income and expenses amounted to expense of $11.1 million for the three months ended June 30, 2018 compared to income of $37.0 million for the same prior year period. Interest expense increased $5.2 million, or 67%, to $13.0 million for the three months ended June 30, 2018 as compared to $7.8 million for the same prior year period due to the increased amount of properties and an increase in debt to fund the property acquisitions. The balance of the difference was primarily due to the gains on the sales of properties during the three months ended June 30, 2017.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenue

Net rental income increased $20.0 million, or 42%, to $67.4 million for the six months ended June 30, 2018 as compared to $47.4 million for the same prior year period. Net rental income increased $26.4 million from the acquisition of three properties in 2018 and the full period impact of twelve properties acquired in 2017, and a $1.4 million increase from same store properties, offset by a $7.8 million decrease in net rental income driven by the sales of four properties in 2017.

Other property revenue increased $2.8 million, or 48%, to $8.6 million for the six months ended June 30, 2018 as compared to $5.8 million for the same prior year period. Other property revenues increased $3.3 million from the acquisition of three properties in 2018 and the full period impact of twelve properties acquired in 2017, and a $0.4 million increase from same store properties, offset by a $0.9 million decrease in other property revenues driven by the sales of four properties in 2017.

Interest income from related parties increased $7.2 million, or 199%, to $10.8 million for the six months ended June 30, 2018 as compared to $3.6 million for the same prior year period due to increases in the average balance of mezzanine loans outstanding.

Expenses

Property operating expenses increased $10.4 million, or 47%, to $32.5 million for the six months ended June 30, 2018 as compared to $22.1 million for the same prior year period. Property operating expenses increased $12.9 million from the acquisition of three properties in 2018 and the full period impact of twelve properties acquired in 2017, and a $1.0 million increase from same store properties, offset by a $3.4 million decrease in property operating expenses driven by the sales of four properties in 2017. Property NOI margins decreased to 57.2% of total revenues for the six months ended June 30, 2018 from 58.4% in the prior year period. Property margins have been impacted by the sales of stabilized properties owned for longer time periods and the recent purchase of assets that have not yet achieved the same level of operational efficiency. Property NOI margins are computed as total property revenues less property operating expenses, divided by total property revenues.

Property management fees expense increased $0.6 million, or 41%, to $2.1 million for the six months ended June 30, 2018 as compared to $1.5 million in the same prior year period. Property management fees increased $0.8 million from the acquisition of three properties in 2018 and the full period impact of twelve properties acquired in 2017, offset by a $0.2 million decrease in property management fees driven by the sales of four properties in 2017.

 General and administrative expenses amounted to $9.2 million for the six months ended June 30, 2018 as compared to $3.1 million for the same prior year period. Excluding non-cash equity compensation expense of $3.4 million and $1.2 million for the six months ended June 30, 2018 and 2017, respectively, general and administrative expenses were $5.8 million, or 6.7% of revenues for the six months ended June 30, 2018 as compared to $2.0 million, or 3.5% of revenues, for the same prior year period. This increase can be primarily attributed to the impact of the Internalization as we are now incurring expenses that were previously covered by the management fees payable to our former Manager, described below. Combined general and administrative expenses and management fees decreased $2.9 million to $9.2 million for the six months ended June 30, 2018 as compared to $12.1 million for the six months ended June 30, 2017.

Management fees to related parties were eliminated in conjunction with the Internalization. Base management fees of $4.9 million were expensed in the six months ended June 30, 2017. Incentive management fees of $4.0 million were expensed in the six months ended June 30, 2017. Management fees of $8.9 million for the six months ended June 30, 2017 were paid in LTIP Units in lieu of cash.

Acquisition and pursuit costs were $0.1 million for the six months ended June 30, 2018 as compared to $3.2 million for the same prior year period. Substantially all the expenses for the six months ended June 30, 2017 were due to the Company’s decision to abandon the proposed East San Marco Property development and write off the pre-acquisition costs that had been incurred. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Depreciation and amortization expenses were $30.5 million for the six months ended June 30, 2018 as compared to $21.3 million for the same prior year period. Depreciation and amortization expense increased $14.6 million from the acquisition of three properties in 2018 and the full period impact of twelve properties acquired in 2017, offset by a $1.9 million decrease driven by the sales of four properties in 2017 and a $3.6 million decrease from same store properties.

Other Income and Expense

Other income and expenses amounted to expense of $18.7 million for the six months ended June 30, 2018 compared to income of $48.9 million for the same prior year period. Interest expense increased $8.2 million, or 55%, to $23.2 million for the six months ended June 30, 2018 as compared to $14.9 million for the same prior year period due to the increased amount of properties and an increase in debt to fund the property acquisitions. The balance of the difference was primarily due to the gains on the sales of properties during the six months ended June 30, 2017.

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

For comparison of our three months ended June 30, 2018 and 2017, the same store properties included properties owned at April 1, 2017. Our same store properties for the period were Enders Place at Baldwin Park, ARIUM Grandewood, Park & Kingston, Ashton Reserve, ARIUM Palms, Sorrel, Sovereign, ARIUM Gulfshore, ARIUM at Palmer Ranch, The Preserve at Henderson Beach, ARIUM Westside, ARIUM Pine Lakes, James on South First, ARIUM Glenridge, Roswell City Walk, The Brodie, Preston View and Wesley Village.  For comparison of our six months ended June 30, 2018 and 2017, the same store properties included properties owned at January 1, 2017. Our same store properties for the period were Enders Place at Baldwin Park, ARIUM Grandewood, Park & Kingston, Ashton Reserve, ARIUM Palms, Sorrel, Sovereign, ARIUM Gulfshore, ARIUM at Palmer Ranch, The Preserve at Henderson Beach, ARIUM Westside, ARIUM Pine Lakes, James on South First, ARIUM Glenridge, Roswell City Walk and The Brodie.

The following tables present the same store and non-same store results from operations for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended June 30,		Change
	2018	2017	$	%
Property Revenues
Same Store	$23,413	$22,591	$822	3.6%
Non-Same Store	15,911	3,978	11,933	300.0%
Total property revenues	39,324	26,569	12,755	48.0%

Property Expenses
Same Store	9,933	9,617	316	3.3%
Non-Same Store	6,941	1,910	5,031	263.4%
Total property expenses	16,874	11,527	5,347	46.4%

Same Store NOI	13,480	12,974	506	3.9%
Non-Same Store NOI	8,970	2,068	6,902	333.8%
Total NOI (1)	$22,450	$15,042	$7,408	49.2%

	Six Months Ended June 30,		Change
	2018	2017	$	%
Property Revenues
Same Store	$41,707	$39,910	$1,797	4.5%
Non-Same Store	34,291	13,319	20,972	157.5%
Total property revenues	75,998	53,229	22,769	42.8%

Property Expenses
Same Store	17,629	16,669	960	5.8%
Non-Same Store	14,904	5,477	9,427	172.1%
Total property expenses	32,533	22,146	10,387	46.9%

Same Store NOI	24,078	23,241	837	3.6%
Non-Same Store NOI	19,387	7,842	11,545	147.2%
Total NOI (1)	$43,465	$31,083	$12,382	39.8%

(1) See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Same store NOI for the three months ended June 30, 2018 increased 3.9% or $0.51 million, compared to the 2017 period. There was a 3.6% increase in same store property revenues as compared to the 2017 period.  The increase was primarily attributable to a 4.2% increase in average rental rates; sixteen of our eighteen same store properties recognized rental rate increases during the period.   The remaining increase was due to a $0.16 million increase in resident fees derived from implementing trash valet at eleven same store properties and a general increase in resident fees, such as early termination, pet, and garage fees.  This was partially offset by average occupancy decreasing 50 basis points to 94.3%.  Same store expenses for the three months ended June 30, 2018 increased 3.3% or $0.32 million, compared to the 2017 period, primarily due to a $0.21 million increase in trash expense related to the new valet service and the timing of seasonal maintenance.  The remaining increase is due to $0.11 million of additional real estate taxes due to higher valuations by municipalities

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during 2017 and 2018; the 2018 non-same store property count was 13 compared to 7 properties for the 2017 period. The results of operations for acquired properties have been included in our consolidated statements of operations from the date of acquisition and the results of operations for disposed properties have been excluded from the consolidated statement of operations since the date of disposition.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Same store NOI for the six months ended June 30, 2018 increased 3.6% or $0.84 million, compared to the 2017 period. There was a 4.5% increase in same store property revenues as compared to the 2017 period.  The increase was primarily attributable to a 4.6% increase in average rental rates and offset by a 45 basis point decrease in occupancy.   The remaining increase was due to a $0.43 million increase in resident fees derived from implementing trash valet at eleven same store properties and a general increase in resident fees, such as early termination, pet, and garage fees. Same store expenses for the six months ended June 30, 2018 increased 5.8% or $0.96 million, compared to the 2017 period, primarily due to a $0.56 million in real estate taxes due to higher valuations by municipalities and lower tax expense in the 2017 period relating to favorable tax true-ups.  The remaining increase is attributable to the timing of seasonal maintenance and increase in trash expense related to the new valet service.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during 2017 and 2018; the 2018 non-same store property count was 15 compared to 10 properties for the 2017 period. The results of operations for acquired properties have been included in our consolidated statements of operations from the date of acquisition and the results of operations for disposed properties have been excluded from the consolidated statement of operations since the date of disposition.

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

We believe that this measure provides an operating perspective not immediately apparent from GAAP operating income or net income. We use NOI to evaluate our performance on a same store and non-same store basis; NOI allows us to evaluate the operating performance of our properties because it measures the core operations of property performance by excluding corporate level expenses and other items not related to property operating performance and captures trends in rental housing and property operating expenses.

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net loss attributable to common shares together with a reconciliation to NOI and to same store and non-same store contributions to consolidated NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net (loss) income attributable to common shares	$(10,212)	$17,569	$(19,638)	$12,579
Add back: Net (loss) income attributable to operating partnership units	(3,010)	186	(5,685)	129
Net (loss) income attributable to common shares and units	13,222	17,755	(25,323)	12,708
Add common stockholders and operating partnership units pro-rata share of:
Depreciation and amortization	13,990	9,425	28,821	19,338
Non-real estate depreciation and amortization	75	-	139	-
Non-cash interest expense	1,602	783	2,062	1,261
Property management fees	1,017	668	1,956	1,317
Management fees	-	6,163	-	8,931
Acquisition and pursuit costs	28	16	71	3,056
Loss on early extinguishment of debt	653	1,551	653	1,551
Corporate operating expenses	4,528	1,696	9,197	3,146
Management internalization	-	340	-	820
Weather-related losses, net	-	-	165	-
Preferred dividends	8,643	6,381	16,890	12,233
Preferred stock accretion	1,400	647	2,510	984
Less common stockholders and operating partnership units pro-rata share of:
Other income	-	16	-	16
Preferred returns and equity in income of unconsolidated real estate joint ventures	2,626	2,605	5,088	5,177
Interest income from related parties	5,635	2,097	10,830	3,620
Gain on sale of joint venture interests, net of fees	-	6,399	-	6,399
Gain on sale of real estate investments	-	26,832	-	34,313
Pro-rata share of properties' income	10,453	7,476	21,223	15,820
Add:
Noncontrolling interest pro-rata share of partially owned property income	542	702	1,152	1,790
Total property income	10,995	8,178	22,375	17,610
Add:
Interest expense	11,455	6,864	21,090	13,473
Net operating income	22,450	15,042	43,465	31,083
Less:
Non-same store net operating income	8,970	2,068	19,387	7,842
Same store net operating income	$13,480	$12,974	$24,078	$23,241

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements. Our primary short-term liquidity requirements relate to (a) our operating expenses and other general business needs, (b) distributions to our stockholders, (c) committed investments and capital requirements to fund development and renovations at existing properties, (d) ongoing commitments to repay borrowings, including our credit facilities and our maturing short-term debt, and (e) Class A common stock repurchases under our stock repurchase program.

We believe the properties underlying our real estate investments are performing well. We had a portfolio-wide debt service coverage ratio of 1.90x and occupancy of 94%, exclusive of our development properties, at June 30, 2018.

In general, we believe our available cash balances, the proceeds from our continuous offering of Series B Preferred Stock, the Senior and Junior Credit Facilities, the Fannie Facility, other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. We expect that properties added to our portfolio with the proceeds from the continuous offering of Series B Preferred Stock and the credit facilities, will have a positive impact on our future results of operations. In general, we expect that our results related to our portfolio will improve in future periods as a result of anticipated future investments in and acquisitions of real estate.

We believe we will be able to meet our primary liquidity requirements going forward through:

•	$25.4 million in cash available at June 30, 2018;

•	cash generated from operating activities; and

•	our continuous Series B Preferred Stock Offering, proceeds from future borrowings and potential offerings, including potential offerings of common and preferred stock through underwritten offerings, as well as issuances of units of limited partnership interest in our Operating Partnership, or OP Units.

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

In February 2018, we announced a stock repurchase program to purchase up to $25 million of our outstanding shares of Class A common stock over a period of one year. We purchased 637,733 shares of Class A common stock during the six months ended June 30, 2018 for a total purchase price of $5.2 million.

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

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. We entered into the Senior Credit Facility on October 4, 2017, and the Junior Credit Facility on March 20, 2018, and we believe these facilities will enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. Additionally, we instituted the Fannie Facility, under which we closed our first property on April 30, 2018. We expect the combination of these facilities to provide us flexibility by allowing us, among other things, to use borrowing under our Senior Credit Facility and Junior Credit Facility to acquire properties pending placement of permanent mortgage indebtedness, including under the Fannie Facility. In addition to restrictive covenants, these credit facilities contain material financial covenants. At June 30, 2018, we were in compliance with all covenants under our credit facilities. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

We expect to maintain a distribution paid to our Series A Preferred Stock, our Series B Preferred Stock, our Series C Preferred Stock and our Series D Preferred Stock in accordance with the terms of those securities which require monthly or quarterly dividends depending on the series. On December 20, 2017, we announced that our Board revised the dividend policy for the Class A Common Stock and set an annual dividend rate of $0.65 per share. The Board’s evaluation considered a number of factors including, but not limited to, achieving a sustainable dividend covered by current recurring AFFO (vs. pro forma AFFO), multifamily and small cap peer dividend rates and payout ratios, providing financial flexibility for the Company, and achieving an appropriate balance between the retention of capital to invest and grow net asset value and the importance of current distributions. While our policy is generally to pay distributions from cash flow from operations, our distributions through June 30, 2018 have been paid from cash flow from operations, proceeds from our continuous Series B Preferred Stock offering, proceeds from underwritten securities offerings, and sales of assets and may in the future be paid from additional sources, such as from borrowings.

In conjunction with the Internalization, we will no longer be responsible for paying the base management fee or incentive fee, to the extent that we will be paying additional general and administrative expenses in replacement thereof, they will be paid in cash or LTIP Units.

We have preferred membership interests in development projects in various stages of completion and lease-up. Our preferred investments are structured to provide a current preferred return during the development and lease-up phase. We have the right, in our sole discretion, to convert our preferred membership interest in each development joint venture into a common membership interest for a period of six months from the date upon which 70% of the units in the related development project have been leased and occupied. If we elect to convert one or more of these investments into common ownership, our income, FFO, AFFO and cash flows would be reflective of our pro rata share of the property’s results, which may be a reduction from what our preferred membership interest currently generates. Alternatively, if we do not convert, and/or the joint ventures do not redeem our preferred membership interest when required, our income, FFO, AFFO and cash flows could be reduced if the development project does not produce sufficient cash flow to pays its operating expenses, debt service and preferred return obligations.

Each joint venture in which we own a preferred membership interest is required to redeem our preferred membership interests plus any accrued but unpaid preferred return on the earlier of the date which is six months following the maturity of the related development’s construction loan, or any earlier acceleration or due date. Upon redemption of the preferred membership interests, our income, FFO, AFFO and cash flows could be reduced below the preferred returns currently being recognized.

Off-Balance Sheet Arrangements

As of June 30, 2018, we did not have any off-balance sheet arrangements that have had or are reasonably likely to have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of June 30, 2018, we own interests in eleven joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

Cash Flows from Operating Activities

As of June 30, 2018, we owned indirect equity interests in forty-two real estate properties, thirty-one consolidated operating properties and eleven through preferred equity and mezzanine loan investments.  During the six months ended June 30, 2018, net cash provided by operating activities was $27.8 million.  After the net loss of $6.4 million was adjusted for $31.5 million of non-cash items, net cash provided by operating activities consisted of the following:

•	Distributions and preferred returns from unconsolidated joint ventures of $4.5 million;

•	Increase in accounts payable and accrued liabilities of $4.1 million, offset by:

•	Increase in accounts receivable, prepaid expenses and other assets of $4.1 million;

•	and $1.8 million decrease in payables due to affiliates.

Cash Flows from Investing Activities

During the six months ended June 30, 2018, net cash used in investing activities was $190.1 million, primarily due to the following:

•	$144.6 million used in acquiring consolidated real estate investments;

•	$26.9 million used in additional investments in unconsolidated joint ventures and notes receivable;

•	$9.5 million used on capital expenditures; and

•	$9.1 million used in purchase of interests from noncontrolling interests.

Cash Flows from Financing Activities

During the six months ended June 30, 2018, net cash provided by financing activities was $152.9 million, primarily due to the following:

•	net borrowings of $207.1 million on mortgages payable;

•	net proceeds of $136.0 million from the Senior and Junior Credit Facilities;

•	net proceeds of $44.6 million from issuance of Series B Preferred stock and associated Warrants;

•	$5.1 million of contributions from noncontrolling interests;

•	partially offset by $2.8 million in distributions paid to our noncontrolling interests;

•	$135.5 million in repayments on revolving credit facilities;

•	$6.2 million paid in cash distributions to common stockholders;

•	$16.6 million paid in cash distributions to preferred stockholders;

•	$5.2 million paid for repurchase of Class A common stock;

•	$4.9 million increase in deferred financing costs; and

•	$68.7 million of repayments of our mortgages payable.

Capital Expenditures

The following table summarizes our total capital expenditures for the six months ended June 30, 2018 and 2017 (amounts in thousands):

	For the six months ended June 30,
	2018	2017
New development	$72	$13,754
Redevelopment/renovations	6,545	7,324
Routine capital expenditures	2,891	1,385
Total capital expenditures	$9,508	$22,463

We define redevelopment and renovation costs as non-recurring capital expenditures for significant projects that upgrade units or common areas and projects that are revenue enhancing for the six months ended June 30, 2018. We define routine capital expenditures as capital expenditures that are incurred at every property and exclude development, investment, revenue enhancing and non-recurring capital expenditures.

Funds from Operations and Adjusted Funds from Operations

We believe that funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), core funds from operations (“Core FFO”), and adjusted funds from operations (“AFFO”) are important non-GAAP supplemental measures of operating performance for a REIT.

FFO attributable to common shares and units is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. We define FFO, consistent with the NAREIT definition, as net income, computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, plus impairment write-downs of depreciable real estate, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.

Core FFO makes certain adjustments to FFO, removing the effect of items that do not reflect ongoing property operations such as stock compensation expense, acquisition expenses, losses on early extinguishment of debt (includes prepayment penalties incurred and the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt), non-cash interest, one-time weather-related costs, and preferred stock accretion. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core recurring property operations. As a result, we believe that Core FFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential.

AFFO makes certain adjustments to Core FFO in order to arrive at a more refined measure of the operating performance of our portfolio. There is no industry standard definition of AFFO and practice is divergent across the industry. AFFO adjusts Core FFO for items that impact our ongoing operations, such as subtracting recurring capital expenditures (and while we were externally managed, when calculating the quarterly incentive fee paid to our former Manager only, we further adjusted FFO to include any realized gains or losses on our real estate investments).  We believe that AFFO is helpful to investors as a meaningful supplemental indicator of our operational performance.

Our calculation of Core FFO and AFFO differs from the methodology used for calculating Core FFO and AFFO by certain other REITs and, accordingly, our Core FFO and AFFO may not be comparable to Core FFO and AFFO reported by other REITs. Our management utilizes FFO, Core FFO, and AFFO as measures of our operating performance after adjustment for certain non-cash items, such as depreciation and amortization expenses, and acquisition and pursuit costs that are required by GAAP to be expensed but may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Furthermore, although FFO, Core FFO, AFFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we also believe that FFO, Core FFO, and AFFO may provide us and our stockholders with an additional useful measure to compare our financial performance to certain other REITs. While we were externally managed, we also used AFFO for purposes of determining the quarterly incentive fee paid to our former Manager in prior periods.

Neither FFO, Core FFO, nor AFFO is equivalent to net income, including net income attributable to common stockholders, or cash generated from operating activities determined in accordance with GAAP. Furthermore, FFO, Core FFO, and AFFO do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Neither FFO, Core FFO, nor AFFO should be considered as an alternative to net income, including net income attributable to common stockholders, as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

We have acquired interests in nine additional operating properties subsequent to June 30, 2017. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

The table below presents our calculation of FFO, Core FFO and AFFO for the three and six months ended June 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net (loss) income attributable to common shares	$(10,212)	$17,569	$(19,638)	$12,579
Add back: Net (loss) income attributable to operating partnership units	(3,010)	186	(5,685)	129
Net (loss) income attributable to common shares and units	(13,222)	17,755	(25,323)	12,708

Common stockholders and operating partnership units pro-rata share of:
Real estate depreciation and amortization	13,990	9,425	28,821	19,338
Gain on sale of joint venture interests, net	—	(6,399)	—	(6,399)
Gain on sale of real estate investments	—	(26,832)	—	(34,313)
FFO Attributable to Common Shares and Units	768	(6,051)	3,498	(8,666)
Common stockholders and operating partnership units pro-rata share of:
Acquisition and pursuit costs	28	16	71	3,056
Non-cash interest expense	1,602	783	2,062	1,261
Loss on early extinguishment of debt	653	1,551	653	1,551
Weather-related losses, net	—	—	165	—
Non-real estate depreciation and amortization (1)	75	—	139	—
Non-recurring income	—	(16)	—	(16)
Non-cash preferred returns and equity in income of unconsolidated real estate joint ventures	(233)	(492)	(464)	(492)
Management internalization	—	340	—	820
Non-cash equity compensation	1,638	6,919	3,418	10,120
Preferred stock accretion	1,400	647	2,510	984
Core FFO Attributable to Common Shares and Units	$5,931	$3,697	$12,052	$8,618

Common stockholders and operating partnership units pro-rata share of:
Normally recurring capital expenditures (2)	(631)	(335)	(1,149)	(629)
AFFO Attributable to Common Shares and Units	$5,300	$3,362	$10,903	$7,989

Per Share and Unit Information:
FFO Attributable to Common Shares and Units - diluted	$0.02	$(0.23)	$0.11	$(0.34)

Core FFO Attributable to Common Shares and Units - diluted	$0.19	$0.14	$0.39	$0.33

AFFO Attributable to Common Shares and Units - diluted	$0.17	$0.13	$0.35	$0.31

Weighted average common shares and units outstanding - diluted	30,814,839	26,352,066	30,873,023	25,815,164

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

Subsequent to issuing our Form 10-K for the year ended December 31, 2017, we revised our presentation of AFFO attributable to common stockholders to reflect AFFO attributable to common shares and units. The weighted average diluted shares and units outstanding used to calculate AFFO per share now includes noncontrolling interests – operating partnership units. As our presentation now includes the impact of AFFO attributable to operating partnership units, and as shares and units are treated on a one-for-one basis, there is no change to AFFO per share. We have modified our presentation of FFO and AFFO for the three and six months ended June 30, 2017 to conform to the revised presentation.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2018 (in thousands) which consisted of mortgage notes secured by our properties and revolving credit facilities. At June 30, 2018, our estimated future required payments on these obligations were:

		Remainder of
	Total	2018	2019-2020	2021-2022	Thereafter
Mortgages Payable (Principal)	$1,084,452	$2,775	$39,095	$130,241	$912,341
Revolving Credit Facilities	68,209	-	68,209	-	-
Estimated Interest Payments on Mortgage Notes Payable, Unsecured Term Loans and Senior Unsecured Notes	269,246	24,005	92,458	83,555	69,228
Total	$1,421,907	$26,780	$199,762	$213,796	$981,569

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid
Class A Common Stock
October 13, 2017	December 22, 2017	$0.096667	January 5, 2018
December 20, 2017	March 23, 2018	$0.162500	April 5, 2018
June 8, 2018	June 25, 2018	$0.162500	July 5, 2018
Class C Common Stock
October 13, 2017	December 22, 2017	$0.096667	January 5, 2018
December 20, 2017	March 23, 2018	$0.162500	April 5, 2018
June 8, 2018	June 25, 2018	$0.162500	July 5, 2018
Series A Preferred Stock
December 8, 2017	December 22, 2017	$0.515625	January 5, 2018
March 9, 2018	March 23, 2018	$0.515625	April 5, 2018
June 8, 2018	June 25, 2018	$0.515625	July 5, 2018
Series B Preferred Stock
October 13, 2017	December 22, 2017	$5.00	January 5, 2018
January 12, 2018	January 25, 2018	$5.00	February 5, 2018
January 12, 2018	February 23, 2018	$5.00	March 5, 2018
January 12, 2018	March 23, 2018	$5.00	April 5, 2018
April 13, 2018	April 25, 2018	$5.00	May 4, 2018
April 13, 2018	May 25, 2018	$5.00	June 5, 2018
April 13, 2018	June 25, 2018	$5.00	July 5, 2018
Series C Preferred Stock
December 8, 2017	December 22, 2017	$0.4765625	January 5, 2018
March 9, 2018	March 23, 2018	$0.4765625	April 5, 2018
June 8, 2018	June 25, 2018	$0.4765625	July 5, 2018
Series D Preferred Stock
December 8, 2017	December 22, 2017	$0.4453125	January 5, 2018
March 9, 2018	March 23, 2018	$0.4453125	April 5, 2018
June 8, 2018	June 25, 2018	$0.4453125	July 5, 2018

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate.

Our Board will determine the amount of dividends to be paid to our stockholders. The Board’s determination will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. As a result, our distribution rate and payment frequency may vary from time to time.  However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. Although we have adopted a dividend policy that we expect will permit us to cover our AFFO on a run rate basis, we may declare distributions in excess of FFO and AFFO.

Distributions paid for the six months ended June 30, 2018 and 2017, respectively, were funded from cash provided by operating activities except with respect to $0.8 million for the six months ended June 30, 2017, which was funded from sales of real estate, borrowings, and/or proceeds from our equity offerings.

	Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash provided by operating activities	$27,814	$27,242

Cash distributions to preferred shareholders	$(16,630)	$(11,716)
Cash distributions to common shareholders	(6,218)	(14,758)
Cash distributions to noncontrolling interests, excluding $21.1 million from sale of real estate investments in 2017	(2,780)	(1,589)
Total distributions	(25,628)	(28,063)

Excess (shortfall)	$2,186	$(821)

Proceeds from sale of joint venture interests	$-	$17,603
Proceeds from sale of real estate investments, net of noncontrolling distribution of $21.1 million in 2017	$-	$50,892

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to the interim Consolidated Financial Statements.

Subsequent Events

Other than the items disclosed in Note 14, “Subsequent Events” to our interim Consolidated Financial Statements for the period ended June 30, 2018, no material events have occurred that required recognition or disclosure in these financial statements.  See Note 14 to our interim Consolidated Financial Statements for discussion.

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

($ in thousands)

	2018	2019	2020	2021	2022	Thereafter	Total
Mortgage Notes Payable	$2,775	$7,888	$31,207	$15,613	$114,628	$912,341	$1,084,452
Average Interest Rate	3.94%	3.99%	3.64%	3.98%	3.81%	4.07%	4.03%
Revolving Credit Facilities	-	-	$68,209	-	-	-	$68,209
Average Interest Rate	-	-	4.27%	-	-	-	4.27%

The fair value (in thousands) is estimated at $1,068.4 million for mortgages payable as of June 30, 2018.

The table above incorporates those exposures that exist as of June 30, 2018; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

As of June 30, 2018, a 100-basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $823,000 or decrease by $834,000, respectively, for the quarter ended June 30, 2018.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2018, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2018, our total indebtedness was approximately $1,153 million, and we may incur significant additional debt in the future. The Preferred Stock is subordinate to all of our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. Our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and as of the date of this filing, we have issued 5,721,460 shares of Series A Preferred Stock, 234,793 shares of Series B Preferred Stock, 2,323,750 shares of Series C Preferred Stock and 2,850,602 shares of Series D Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Preferred Stock would dilute the interests of the holders of shares of Preferred Stock, and any issuance of preferred stock senior to the Preferred Stock or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Preferred Stock. We may issue preferred stock on parity with the Preferred Stock without the consent of the holders of the Preferred Stock. Other than the Asset Coverage Ratio, our letter agreement with Cetera Financial Group, Inc. pertaining to our Series B Preferred Stock that requires us to maintain a preferred dividend coverage ratio and the right of holders to cause us to redeem the Series A Preferred Stock and Series C Preferred Stock upon a Change of Control/Delisting, none of the provisions relating to the Preferred Stock relate to or limit our indebtedness or afford the holders of shares of Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of shares of Preferred Stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Operating Partnership Agreement Amendment

On August 6, 2018, the limited partnership agreement of the Operating Partnership was amended in response to changes to the Internal Revenue Code enacted by the Bipartisan Budget Act of 2015 (the “BBA”). Among other things, the amendment specifies that the Company, in its capacity as general partner of the Operating Partnership, will serve as the so-called “partnership representative” under the BBA’s new partnership audit and adjustment procedures for tax year beginning in 2018.

Renewal of Administrative Services Agreement

As previously disclosed in the Company’s Form 8-K filed with the SEC on November 6, 2017, in connection with the closing of the Internalization on October 31, 2017, the Company entered into that certain Administrative Services Agreement with Bluerock Real Estate, LLC and its affiliate, Bluerock Real Estate Holdings, LLC (together, “BRE”), pursuant to which BRE provides the Company with certain human resources, investor relations, marketing, legal and other administrative services.  The initial term of the Administrative Services Agreement expires on October 31, 2018, unless renewed by the Company’s delivery to BRRE and BREH of written notice of its intention to renew at least sixty (60) days prior to such expiration date.

On August 6, 2018, the Company delivered written notice to BRE of the Company’s intention to renew the Administrative Services Agreement for an additional one-year term, to expire on October 31, 2019.

Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable events, we have elected to make the foregoing disclosure in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 1.01.

Item 6.  Exhibits

3.1	Certificate of Correction, dated May 11, 2018, to the Articles Supplementary of the Company dated February 26, 2016, incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed May 14, 2018

10.1	Master Credit Facility Agreement, by and among BR Metrowest, LLC, BRG FNMA Shelf 1, LLC, BRG FNMA Shelf 2, LLC, BRG FNMA Shelf 3, LLC, BRG FNMA Shelf 4, LLC, BRG FNMA Shelf 5, LLC, BRG FNMA Shelf 6, LLC, BRG FNMA Shelf 7, LLC, BRG FNMA Shelf 8, LLC, BRG FNMA Shelf 9, LLC, BRG FNMA Shelf 10, LLC, as the Borrowers, and Walker & Dunlop, LLC, as the Lender, dated as of April 30, 2018, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 4, 2018

10.2	Assignment of Master Credit Facility Agreement and Other Loan Documents, by and between Walker & Dunlop, LLC, as assignor, and Fannie Mae, as assignee, dated as of April 30, 2018, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 4, 2018

10.3	Guaranty of Non-Recourse Obligations, by Bluerock Residential Growth REIT, Inc., to and for the benefit of Walker & Dunlop, LLC, dated as of April 30, 2018, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 4, 2018

10.4	Multifamily Note by BR Metrowest, LLC, BRG FNMA Shelf 1, LLC, BRG FNMA Shelf 2, LLC, BRG FNMA Shelf 3, LLC, BRG FNMA Shelf 4, LLC, BRG FNMA Shelf 5, LLC, BRG FNMA Shelf 6, LLC, BRG FNMA Shelf 7, LLC, BRG FNMA Shelf 8, LLC, BRG FNMA Shelf 9, LLC, BRG FNMA Shelf 10, LLC, to and for the benefit of Walker & Dunlop, LLC, dated as of April 30, 2018, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 4, 2018

10.5	Environmental Indemnity Agreement, by BR Metrowest, LLC, BRG FNMA Shelf 1, LLC, BRG FNMA Shelf 2, LLC, BRG FNMA Shelf 3, LLC, BRG FNMA Shelf 4, LLC, BRG FNMA Shelf 5, LLC, BRG FNMA Shelf 6, LLC, BRG FNMA Shelf 7, LLC, BRG FNMA Shelf 8, LLC, BRG FNMA Shelf 9, LLC, BRG FNMA Shelf 10, LLC, to and for the benefit of Walker & Dunlop, LLC, dated as of April 30, 2018, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 4, 2018

10.6	Tenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P. entered into as of August 6, 2018

10.7

Notice of Renewal, dated August 6, 2018, of Administrative Services Agreement dated October 31, 2017, by and among Bluerock Real Estate, L.L.C., Bluerock Real Estate Holdings, LLC, Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock TRS Holdings, LLC and Bluerock REIT Operator, LLC

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

DATE:	August 7, 2018	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE:	August 7, 2018	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)

