Form 10-Q
period 2018-09-30
Bluerock Residential Growth REIT, Inc.
filed 2018-11-06
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐
Smaller reporting company	☐	Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the registrant’s

classes of common stock, as of November 2, 2018:

Class A Common Stock: 23,676,891 shares

Class C Common Stock: 76,603 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-Q

September 30, 2018

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	September 30, 2018	December 31, 2017
ASSETS
Net Real Estate Investments
Land	$181,985	$169,135
Buildings and improvements	1,419,423	1,244,193
Furniture, fixtures and equipment	48,618	38,446
Construction in progress	241	985
Total Gross Real Estate Investments	1,650,267	1,452,759
Accumulated depreciation	(93,751)	(55,177)
Total Net Real Estate Investments	1,556,516	1,397,582
Cash and cash equivalents	26,356	35,015
Restricted cash	32,132	29,575
Notes and accrued interest receivable from related parties	163,241	140,903
Due from affiliates	2,782	2,003
Accounts receivable, prepaid and other assets	19,883	9,689
Preferred equity investments and investments in unconsolidated real estate joint ventures	77,466	71,145
In-place lease intangible assets, net	1,212	4,635
Total Assets	$1,879,588	$1,690,547

LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
Mortgages payable	$1,107,081	$939,494
Revolving credit facilities	62,959	67,670
Accounts payable	1,505	1,652
Other accrued liabilities	34,268	22,952
Due to affiliates	537	1,575
Distributions payable	11,848	14,287
Total Liabilities	1,218,198	1,047,630
8.250% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 10,875,000 shares authorized; and 5,721,460 issued and outstanding as of September 30, 2018 and December 31, 2017	139,355	138,801
6.000% Series B Redeemable Preferred Stock, liquidation preference $1,000 per share, 725,000 shares authorized; 263,095 and 184,130 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	234,086	161,742
7.625% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; and 2,323,750 issued and outstanding as of September 30, 2018 and December 31, 2017	56,408	56,196
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 230,400,000 shares authorized; none issued and outstanding	—	—
7.125% Series D Cumulative Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,850,602 issued and outstanding as of September 30, 2018 and December 31, 2017	68,705	68,705
Common stock - Class A, $0.01 par value, 747,509,582 shares authorized; 23,672,080 and 24,218,359 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	237	242
Common stock - Class C, $0.01 par value, 76,603 shares authorized; 76,603 shares issued and outstanding as of September 30, 2018 and December 31, 2017	1	1
Additional paid-in-capital	309,883	318,170
Distributions in excess of cumulative earnings	(201,914)	(164,286)
Total Stockholders’ Equity	176,912	222,832
Noncontrolling Interests
Operating partnership units	31,911	42,999
Partially owned properties	22,718	20,347
Total Noncontrolling Interests	54,629	63,346
Total Equity	231,541	286,178
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$1,879,588	$1,690,547

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Net rental income	$37,408	$24,827	$104,791	$72,239
Other property revenues	4,767	3,207	13,382	9,024
Interest income from related parties	5,702	2,120	16,532	5,741
Total revenues	47,877	30,154	134,705	87,004
Expenses
Property operating	17,971	12,060	50,504	34,205
Property management fees	1,141	781	3,208	2,250
General and administrative	4,732	1,103	13,929	4,249
Management fees to related parties	—	2,802	—	11,733
Acquisition and pursuit costs	7	15	78	3,215
Management internalization	—	826	—	1,647
Weather-related losses, net	13	678	181	678
Depreciation and amortization	15,384	11,763	45,844	33,094
Total expenses	39,248	30,028	113,744	91,071
Operating income (loss)	8,629	126	20,961	(4,067)
Other income (expense)
Other income	—	—	—	17
Preferred returns and equity in income of unconsolidated real estate joint ventures	2,789	2,688	7,877	7,865
Gain on sale of real estate investments	—	—	—	50,040
Gain on sale of real estate joint venture interests	—	—	—	10,238
Loss on extinguishment of debt and modification costs	(1,624)	—	(2,277)	(1,639)
Interest expense, net	(12,905)	(7,395)	(36,063)	(22,339)
Total other (expense) income	(11,740)	(4,707)	(30,463)	44,182
Net (loss) income	(3,111)	(4,581)	(9,502)	40,115
Preferred stock dividends	(9,105)	(7,038)	(25,995)	(19,271)
Preferred stock accretion	(1,631)	(905)	(4,141)	(1,889)
Net (loss) income attributable to noncontrolling interests
Operating partnership units	(3,157)	(125)	(8,841)	4
Partially owned properties	(356)	(382)	(824)	18,388
Net (loss) income attributable to noncontrolling interests	(3,513)	(507)	(9,665)	18,392
Net (loss) income attributable to common stockholders	$(10,334)	$(12,017)	$(29,973)	$563

Net (loss) income per common share - Basic	$(0.44)	$(0.45)	$(1.28)	$0.02

Net (loss) income per common share – Diluted	$(0.44)	$(0.45)	$(1.28)	$0.02

Weighted average basic common shares outstanding	23,742,129	26,474,093	23,893,957	25,851,536
Weighted average diluted common shares outstanding	23,742,129	26,474,093	23,893,957	25,852,059

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid- in Capital	Cumulative Distributions	Net (loss) income to Common Stockholders	Noncontrolling Interests	Total Equity
Balance, January 1, 2018	24,218,359	$242	76,603	$1	2,850,602	$68,705	$318,170	$(134,817)	$(29,469)	$63,346	$286,178

Issuance of Class A common stock, net	2,931	-	-	-	-	-	25	-	-	-	25
Repurchase of Class A common stock	(637,733)	(6)	-	-			(5,156)				(5,162)
Issuance of Long-Term Incentive Plan (“LTIP”) units for director compensation	-	-	-	-	-	-	-	-	-	190	190
Issuance of LTIP units for compensation	-	-	-	-	-	-	-	-	-	3,783	3,783
Issuance of LTIP units	-	-	-	-	-	-	-	-	-	1,699	1,699
Issuance of Series B warrants	-	-	-	-	-	-	1,175	-	-	-	1,175
Contributions from noncontrolling interests, net	-	-	-	-	-	-	-	-	-	6,445	6,445
Common stock distribution declared	-	-	-	-	-	-	-	(7,655)	-	-	(7,655)
Series A Preferred Stock distributions declared	-	-	-	-	-	-	-	(8,850)	-	-	(8,850)
Series A Preferred Stock accretion	-	-	-	-	-	-	-	(554)	-	-	(554)
Series B Preferred Stock distributions declared	-	-	-	-	-	-	-	(10,016)	-	-	(10,016)
Series B Preferred Stock accretion	-	-	-	-	-	-	-	(3,375)	-	-	(3,375)
Series C Preferred Stock distributions declared	-	-	-	-	-	-	-	(3,321)	-	-	(3,321)
Series C Preferred Stock accretion	-	-	-	-	-	-	-	(212)	-	-	(212)
Series D Preferred Stock distributions declared	-	-	-	-	-	-	-	(3,808)	-	-	(3,808)
Distributions to operating partnership noncontrolling interests	-	-	-	-	-	-	-	-	-	(2,809)	(2,809)
Distributions to partially owned noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,406)	(1,406)
Redemption of Series B Preferred Stock and conversion into Class A common stock	88,523	1	-	-	-	-	886	-	-	-	887
Cash redemption of Series B Preferred Stock	-	-	-	-	-	-	7	-	-	-	7
Transfer of noncontrolling interest to controlling interest										(1,844)	(1,844)
Acquisition of noncontrolling interest							(10,334)				(10,334)
Adjustment for noncontrolling interest ownership in Operating Partnership	-	-	-	-	-	-	5,110	-		(5,110)	-
Net income (loss)	-	-	-	-	-	-	-	-	163	(9,665)	(9,502)
Balance, September 30, 2018	23,672,080	$237	76,603	$1	2,850,602	$68,705	$309,883	$(172,608)	$(29,306)	$54,629	$231,541

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2018	2017

Cash flows from operating activities
Net (loss) income	$(9,502)	$40,115
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	49,250	35,035
Amortization of fair value adjustments	(326)	(227)
Preferred returns and equity in income of unconsolidated real estate joint ventures	(7,877)	(7,865)
Gain on sale of real estate investments	—	(50,040)
Gain on sale of real estate joint venture interests	—	(10,238)
Distributions of income and preferred returns from preferred equity investments and unconsolidated real estate joint ventures	7,105	7,079
Share-based compensation attributable to equity incentive plan	3,973	109
Share-based compensation to former Manager - LTIP Units	1,699	12,154
Changes in operating assets and liabilities:
Due (from) to affiliates, net	(2,122)	170
Accounts receivable, prepaid and other assets	(7,692)	(7,247)
Accounts payable and other accrued liabilities	11,169	14,216
Net cash provided by operating activities	45,677	33,261

Cash flows from investing activities:
Acquisitions of real estate investments	(186,135)	(259,105)
Capital expenditures	(14,868)	(33,525)
Investment in notes receivable from related parties	(21,261)	(20,395)
Proceeds from sale of real estate investments	—	71,945
Proceeds from sale of joint venture interests	—	17,603
Deconsolidation of interests in MDA Apartments, Novel Perimeter and Vickers Historic Roswell	—	(16)
Purchase of interests from noncontrolling interests	(12,178)	(344)
Investment in unconsolidated real estate joint venture interests	(6,320)	(18,448)
Net cash used in investing activities	(240,762)	(242,285)

Cash flows from financing activities:
Distributions to common stockholders	(10,094)	(22,235)
Distributions to noncontrolling interests	(4,625)	(29,948)
Distributions to preferred stockholders	(25,587)	(18,550)
Contributions from noncontrolling interests	6,445	10,738
Borrowings on mortgages payable	396,812	155,045
Repayments on mortgages payable	(226,819)	(1,841)
Proceeds from revolving credit facilities	161,995	—
Repayments of revolving credit facilities	(166,706)	—
Payments of deferred financing fees	(6,147)	(3,685)
Payments to purchase interest rate caps	(2,191)	—
Net proceeds from issuance of Class A common stock	25	57,359
Repurchase of Class A common stock	(5,162)	—
Net issuance costs from issuance of 8.250% Series A Cumulative Redeemable Preferred Stock	—	(173)
Net proceeds from issuance of 6.0% Series B Redeemable Preferred Stock	69,940	101,015
Net proceeds from issuance of Warrants associated with the Series B Redeemable Preferred Stock	1,175	2,048
Net issuance costs from issuance of 7.625% Series C Cumulative Redeemable Preferred Stock	—	(146)
Net issuance costs from issuance of 7.125% Series D Cumulative Redeemable Preferred Stock	—	(55)
Payments to redeem 6.0% Series B Redeemable Preferred Stock	(77)	(229)
Payments to redeem Operating Partnership Units	(1)	(19)
Net cash provided by financing activities	188,983	249,324

Net (decrease) increase in cash, cash equivalents and restricted cash	$(6,102)	$40,300

Cash, cash equivalents and restricted cash at beginning of period	$64,590	$127,449

Cash, cash equivalents and restricted cash at end of period	$58,488	$167,749
Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$32,491	$20,474
Conversion of preferred equity investment to note receivable	$—	$(14,435)
Distributions payable – declared and unpaid	$11,848	$8,580
Mortgages assumed upon property acquisitions	$—	$146,377
Mortgages assumed by buyer upon sale of real estate assets	$—	$(41,419)
Reduction of assets from deconsolidation	$—	$53,574
Reduction of mortgages payable from deconsolidation	$—	$36,854
Reduction of other liabilities from deconsolidation	$—	$1,002
Reduction of noncontrolling interests from deconsolidation	$—	$8,833

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

As of September 30, 2018, the Company owned interests in forty-three real estate properties, thirty-two consolidated operating properties and eleven through preferred equity and mezzanine loan investments. Of the property interests held through preferred equity and mezzanine loan investments, two are under development, seven are in lease-up and two properties are stabilized. The forty-three properties contain an aggregate of 13,574 units, comprised of 10,774 consolidated operating units and 2,800 units through preferred equity and mezzanine loan investments. As of September 30, 2018, the Company’s consolidated operating properties were approximately 95% occupied.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or the Operating Partnership’s wholly-owned subsidiaries, owns substantially all of the property interests acquired and investments made on the Company’s behalf. As of September 30, 2018, limited partners other than the Company owned approximately 25.34% of the common units of the Operating Partnership (19.59% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 5.75% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 3.32% which are not vested at September 30, 2018).

The Company is an internally managed REIT as a result of the management internalization transactions completed on October 31, 2017, and is no longer externally managed by BRG Manager, LLC (the “former Manager”).

Because the Company is the sole general partner of its Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in its consolidated financial statements.

The Company also consolidates entities in which it controls more than 50% of the voting equity and control does not rest with other investors. Investments in real estate joint ventures in which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for using the equity method of accounting. These entities are reflected on the Company’s consolidated financial statements as “Preferred equity investments and investments in unconsolidated real estate joint ventures.” All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.  The Company will consider future joint ventures for consolidation in accordance with the provisions required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810: Consolidation.

Certain amounts in prior year financial statement presentation have been reclassified to conform to the current period presentation.

Summary of Significant Accounting Policies

Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The Company first analyzes its investments in joint ventures to determine if the joint venture is a variable interest entity (“VIE”) in accordance with ASC 810 and, if so, whether the Company is the primary beneficiary requiring consolidation.  A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest.  VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that potentially could be significant to the entity.  Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change in value with changes in the fair value of the VIE’s net assets. The Company continuously re-assesses at each level of the joint venture whether the entity is (i) a VIE, and (ii) if the Company is the primary beneficiary of the VIE.  If it was determined that an entity in which the Company holds a joint venture interest qualified as a VIE and the Company was the primary beneficiary, the entity would be consolidated.

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

Fair Value

For financial assets and liabilities recorded at fair value on a recurring or non-recurring basis, fair value is the price the Company would expect to receive to sell an asset, or pay to transfer a liability, in an orderly transaction with a market participant at the measurement date under current market conditions. In the absence of such data, fair value is estimated using internal information consistent with what market participants would use in a hypothetical transaction.

In determining fair value, observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions; preference is given to observable inputs. These two types of inputs create the following fair value hierarchy as defined in ASC Topic 820, “Fair Value Measurement”:

•	Level 1:	Quoted prices for identical instruments in active markets

•	Level 2:	Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable

•	Level 3:	Significant inputs to the valuation model are unobservable

Derivative Financial Instruments

The estimated fair values of derivative financial instruments are valued using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and volatility. The fair value of interest rate caps is determined using the market-standard methodology of discounting the future expected cash receipts which would occur if variable interest rates rise above the strike rate of the caps. The variable interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The inputs used in the valuation of interest rate caps fall within Level 2 of the fair value hierarchy.

Financial Instrument Fair Value Disclosures

As of September 30, 2018 and December 31, 2017, the carrying values of cash and cash equivalents, accounts receivable, due to and due from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The fair value of notes receivable is classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

Other than the adoption of new accounting pronouncements as described below, there have been no significant changes to the Company’s accounting policies since it filed its audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2017.

New Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows; Restricted Cash" (“ASU 2016-18”). This update requires that a statement of cash flows reflect the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adjusted the consolidated statement of cash flows as required in conjunction with the adoption of ASU 2016-18 as of January 1, 2018.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The ASU provides guidance on the treatment of cash receipts and cash payments for certain types of cash transactions to eliminate diversity in practice in the presentation of the cash flow statement. With respect to distributions from equity-method investees, the Company uses the nature of distributions approach. In 2018, the Company adjusted the consolidated statement of cash flows as required in conjunction with the adoption of ASU 2016-15 as of January 1, 2018.

In June 2016, the FASB updated ASC Topic 326 "Financial Instruments - Credit Losses" with 2016-13 “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 enhances the methodology of measuring expected credit losses to include the use of forward-looking information to better inform credit loss estimates. This amendment requires financial instruments carried at amortized cost to be presented at the net amount expected to be collected, utilizing a valuation account which reflects the cumulative net adjustments from the gross amortized cost value. Under existing GAAP, entities would not record a valuation allowance until a loss was probable of occurring. ASU 2016-13 is effective for annual periods (including interim periods within those periods) beginning after December 15, 2019. The Company is currently evaluating the guidance and the impact this standard may have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company expects that, because of the ASU 2016-02’s emphasis on lessee accounting, ASU 2016-02 will not have a material revenue impact on the Company. Consistent with present standards, the Company will continue to account for lease revenue on a straight-line basis. Also, consistent with the Company’s current practice, under ASU 2016-02 only initial direct costs that are incremental to the lessor will be capitalized. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”). ASU 2018-11 provides lessors with a practical expedient in combining lease and non-lease components if certain criteria are met. The Company believes that adoption of the practical expedient will result in changes in presentation and disclosure of revenue being combined into one revenue component but will have no material effect on the timing of revenue recognition. Based on the Company’s initial assessments, the Company does not have material lessee operating lease commitments. The Company will continue to evaluate the impact of adopting the new leases standard on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). Under the new standard, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue is generally recognized net of allowances.  In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers-Deferral of the Effective Date” which deferred the effective date of the new revenue recognition standard until the first quarter of 2018.  Therefore, ASU 2014-09 became effective for the Company in the first quarter of the fiscal year ending December 31, 2018.  The ASU allows for either full retrospective or modified retrospective adoption. The majority of the Company's revenue is derived from rental income and other lease related revenue, which is scoped out from this standard and will be accounted for under ASU 2016-02, Leases, discussed above. The Company's other revenue streams, including interest income from related parties, were determined not to be within the scope of ASU 2014-09, gains and losses from real estate dispositions as defined in Subtopic 610-20 discussed below, and notes and accrued interest receivable from related parties, which the ASU provides to follow established guidance in Topic 310. The adoption by the Company of ASU 2014-09 as of January 1, 2018 did not result in a cumulative adjustment and did not have a material impact on the Company’s consolidated financial statements.

In addition to the comprehensive new revenue guidance, ASU 2014-09 also introduced new standards for accounting for gains and losses from derecognition of nonfinancial assets, which was codified into ASC Topic 610-20, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets”. The scope of ASC Topic 610-20 was further clarified in ASU 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”), noting that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. ASU 2017-05 also defines the term “in substance nonfinancial asset” and provides guidance on the recognition of gains and losses on sale of real estate investments. The Company recognizes the sale, and associated gain or loss from the disposition, provided that the earnings process is complete. Subsequent to the adoption of the new standard, a gain or loss is recognized when the criteria for an asset to be derecognized are met, which include when (i) a contract exists and (ii) the buyer obtained control of the nonfinancial asset when sold. As a result, the Company may recognize a gain on a real estate disposition transaction that previously did not qualify as a sale or for full profit recognition due to the timing of the transfer of control or certain forms of continuing involvement. ASU 2017-05 is effective for annual periods beginning after December 15, 2017. The Company adopted ASU 2017-05 as of January 1, 2018 using the modified retrospective approach. The adoption of ASU 2017-05 did not impact the accounting of the Company’s historical property sales and its adoption had no impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15 "Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40)" (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods (including interim periods within those periods) beginning after December 15, 2019, though early adoption, including adoption in interim periods, is permissible. The Company has elected early adoption and there has been no material impact to the Company upon its adoption of ASU 2018-15.

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

Note 4 – Investments in Real Estate

As of September 30, 2018, the Company was invested in thirty-two consolidated operating real estate properties and eleven development properties through preferred equity and mezzanine loan investments. The following tables provide summary information regarding the Company’s consolidated operating properties and preferred equity and mezzanine loan investments, which are either consolidated or accounted for under the equity method of accounting.

Consolidated Operating Properties

Multifamily Community Name	Location	Number of Units	Date Built / Renovated (1)	Ownership Interest
ARIUM at Palmer Ranch	Sarasota, FL	320	2016	100.0%
ARIUM Glenridge	Atlanta, GA	480	1990	90.0%
ARIUM Grandewood	Orlando, FL	306	2005	100.0%
ARIUM Gulfshore	Naples, FL	368	2016	100.0%
ARIUM Hunter’s Creek	Orlando, FL	532	1999	100.0%
ARIUM Metrowest	Orlando, FL	510	2001	100.0%
ARIUM Palms	Orlando, FL	252	2008	100.0%
ARIUM Pine Lakes	Port St. Lucie, FL	320	2003	85.0%
ARIUM Westside	Atlanta, GA	336	2008	90.0%
Ashton Reserve	Charlotte, NC	473	2015	100.0%
Citrus Tower	Orlando, FL	336	2006	96.8%
Enders Place at Baldwin Park	Orlando, FL	220	2003	92.0%
James at South First	Austin, TX	250	2016	90.0%
Marquis at Crown Ridge	San Antonio, TX	352	2009	90.0%
Marquis at Stone Oak	San Antonio, TX	335	2007	90.0%
Marquis at The Cascades	Tyler, TX	582	2009	90.0%
Marquis at TPC	San Antonio, TX	139	2008	90.0%
Outlook at Greystone	Birmingham, AL	300	2007	100.0%
Park & Kingston	Charlotte, NC	168	2015	100.0%
Plantation Park	Lake Jackson, TX	238	2016	80.0%
Preston View	Morrisville, NC	382	2000	100.0%
Roswell City Walk	Roswell, GA	320	2015	98.0%
Sands Parc	Daytona Beach, FL	264	2017	100.0%
Sorrel	Frisco, TX	352	2015	95.0%
Sovereign	Fort Worth, TX	322	2015	95.0%
The Brodie	Austin, TX	324	2001	92.5%
The Links at Plum Creek	Castle Rock, CO	264	2000	88.0%
The Mills	Greenville, SC	304	2013	100.0%
The Preserve at Henderson Beach	Destin, FL	340	2009	100.0%
Veranda at Centerfield	Houston, TX	400	1999	93.0%
Villages of Cypress Creek	Houston, TX	384	2001	80.0%
Wesley Village	Charlotte, NC	301	2010	100.0%
Total		10,774

(1) Represents date of last significant renovation or year built if there were no renovations.

Depreciation expense was $13.7 million and $8.9 million, and $38.7 million and $24.5 million, for the three and nine months ended September 30, 2018 and 2017, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. In-place leases are amortized over the remaining term of the in-place leases, which is approximately six months. Amortization expense related to the in-place leases was $1.7 million and $2.9 million, and $7.1 million and $8.6 million, for the three and nine months ended September 30, 2018 and 2017, respectively.

Preferred Equity and Mezzanine Loan Investments

Multifamily Community Name	Location	Actual / Planned Number of Units	Actual / Estimated Initial Occupancy	Actual / Estimated Construction Completion
Whetstone	Durham, NC	204	3Q 2014	3Q 2015
Alexan CityCentre	Houston, TX	340	2Q 2017	4Q 2017
Helios	Atlanta, GA	282	2Q 2017	4Q 2017
Alexan Southside Place	Houston, TX	270	4Q 2017	1Q 2018
Leigh House, formerly Lake Boone Trail	Raleigh, NC	245	3Q 2017	3Q 2018
Vickers Historic Roswell, formerly Vickers Village	Roswell, GA	79	2Q 2018	3Q 2018
Cade Boca Raton, formerly APOK Townhomes	Boca Raton, FL	90	4Q 2018	1Q 2019
Arlo, formerly West Morehead	Charlotte, NC	286	2Q 2018	2Q 2019
Domain at The One Forty, formerly Domain	Garland, TX	299	2Q 2018	2Q 2019
Novel Perimeter, formerly Crescent Perimeter	Atlanta, GA	320	3Q 2018	2Q 2019
Flagler Village	Fort Lauderdale, FL	385	2Q 2020	3Q 2020
Total		2,800

Note 5 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity during the nine months ended September 30, 2018:

Acquisition of The Links at Plum Creek

On March 26, 2018, the Company, through subsidiaries of its Operating Partnership, acquired an 88.0% interest in a 264-unit apartment community located in Castle Rock, Colorado, known as The Links at Plum Creek, for approximately $61.1 million. The purchase price of $61.1 million was funded, in part, with a $40.0 million senior mortgage loan secured by The Links at Plum Creek property.

Acquisition of Additional Interest in ARIUM at Palmer Ranch

On April 26, 2018, the Company, through subsidiaries of its Operating Partnership, purchased the non-controlling partner’s interest in ARIUM at Palmer Ranch for $4.2 million, increasing the Company’s interest in the property from 95.0% to 100.0%.

Acquisition of Additional Interest in ARIUM Gulfshore

On April 26, 2018, the Company, through subsidiaries of its Operating Partnership, purchased the non-controlling partner’s interest in ARIUM Gulfshore for $4.8 million, increasing the Company’s interest in the property from 95.0% to 100.0%.

Acquisition of Sands Parc

On May 1, 2018, the Company, through subsidiaries of its Operating Partnership, acquired a 100.0% interest in a 264-unit apartment community located in Daytona Beach, Florida, known as Sands Parc, for approximately $46.2 million. The purchase price of $46.2 million was funded, in part, with the Company’s Senior Credit Facility secured by the Sands Parc property.

Acquisition of Plantation Park

On June 14, 2018, the Company, through subsidiaries of its Operating Partnership, acquired an 80.0% interest in a 238-unit apartment community located in Lake Jackson, Texas, known as Plantation Park, for approximately $35.6 million. The purchase price of $35.6 million was funded, in part, with a $26.6 million senior mortgage loan secured by the Plantation Park property.

Acquisition of Veranda at Centerfield

On July 26, 2018, the Company, through subsidiaries of its Operating Partnership, acquired a 93.0% interest in a 400-unit apartment community located in Houston, Texas, known as Veranda at Centerfield, for approximately $40.2 million. The purchase price of $40.2 million was funded, in part, with a $26.1 million senior mortgage loan secured by the Veranda at Centerfield property.

Acquisition of Additional Interest in ARIUM Palms

On August 29, 2018, the Company, through subsidiaries of its Operating Partnership, purchased the non-controlling partner’s interest in ARIUM Palms for $3.0 million, increasing the Company’s interest in the property from 95.0% to 100.0%.

Purchase Price Allocations

The acquisitions of The Links at Plum Creek, Sands Parc, Plantation Park and Veranda at Centerfield have been accounted for as asset acquisitions. The purchase prices were allocated to the acquired assets based on their estimated fair values at the date of acquisition.

The following table summarizes the assets acquired at the acquisition date (amounts in thousands):

Purchase Price Allocation
Land	$12,850
Building	135,849
Building improvements	8,804
Land improvements	22,232
Furniture and fixtures	2,930
In-place leases	3,470
Total assets acquired	$186,135

Note 6 – Notes and Interest Receivable due from Related Parties

Following is a summary of the notes and accrued interest receivable due from related parties as of September 30, 2018 and December 31, 2017 (amounts in thousands):

Property	September 30, 2018	December 31, 2017
Arlo, formerly West Morehead	$24,883	$24,893
Cade Boca Raton, formerly APOK Townhomes	11,361	11,365
Domain at The One Forty, formerly Domain	20,528	20,536
Flagler Village	75,408	53,668
Novel Perimeter, formerly Crescent Perimeter	20,859	20,622
Vickers Historic Roswell, formerly Vickers Village	10,202	9,819
Total	$163,241	$140,903

Following is a summary of the interest income from related parties for the three and nine months ended September 30, 2018 and 2017 (amounts in thousands):

	Three months Ended September 30,		Nine months Ended September 30,
Property	2018	2017	2018	2017
Arlo	$929	$929	$2,758	$2,751
Cade Boca Raton	424	424	1,259	1,232
Domain at The One Forty	767	767	2,275	1,758
Flagler Village	2,427	—	6,822	—
Novel Perimeter	779	—	2,312	—
Vickers Historic Roswell	376	—	1,106	—
Total	$5,702	$2,120	$16,532	$5,741

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

In conjunction with the Arlo development, on December 29, 2016, the Arlo property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $34.5 million construction loan with an unaffiliated party, or the Arlo Construction Loan, of which $25.1 million is outstanding at September 30, 2018, and which is secured by the Arlo property. The Arlo Construction Loan matures on December 29, 2019 and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The Arlo Construction Loan bears interest on a floating basis on the amount drawn based on LIBOR plus 3.75%, subject to a minimum of 4.25%. Regular monthly payments are interest-only until September 2019, with further payments based on twenty-five-year amortization. The Arlo Construction Loan can be prepaid without penalty.

In addition, on December 29, 2016, the Arlo property owner entered into a $7.3 million mezzanine loan with an unaffiliated party, of which $7.3 million is outstanding at September 30, 2018, and which is secured by membership interest in the joint venture developing the Arlo property. The loan matures on December 29, 2019 and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio, extension of the Arlo Construction Loan and payment of an extension fee. The loan bears interest on a fixed rate of 11.5%. Regular monthly payments are interest-only. The loan can be prepaid prior to maturity provided the lender receives a cumulative return of 30% of its loan amount including all principal and interest paid.

The development was 22% occupied at September 30, 2018.

Cade Boca Raton Mezzanine Financing

On January 6, 2017, the Company, through BRG Boca, LLC, or BRG Boca, an indirect subsidiary, provided an $11.2 million mezzanine loan, or the BRG Boca Mezz Loan, to BRG Boca JV Member, LLC, or BR Boca JV Member, an affiliate of the former Manager. The BRG Boca Mezz Loan is secured by BR Boca JV Member’s approximate 90.0% interest in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an affiliate of NCC Development Group, or the Boca JV, which is developing an approximately 90-unit Class A apartment community located in Boca Raton, Florida to be known as Cade Boca Raton. The BRG Boca Mezz Loan matures on the earlier of January 6, 2020, or the maturity of the Boca Construction Loan, defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Boca Mezz Loan can be prepaid without penalty. The Company has the right to exercise an option to purchase, at the greater of a 25 basis point discount to fair market value or 15% internal rate of return for Fund II, up to a 100% common membership interest in BR Boca JV Member (the mezzanine borrower), which is 99.5% owned by Fund II and which currently holds an approximate 90.0% interest in the Boca JV and in the Cade Boca Raton property, subject to certain promote rights of our unaffiliated development partner.

In conjunction with the Cade Boca Raton development, on December 29, 2016, the Cade Boca Raton property owner, which is owned by an entity in which the Company owns an indirect interest, entered into an $18.7 million construction loan with an unaffiliated party, or the Boca Construction Loan, of which $15.3 million is outstanding at September 30, 2018, which is secured by the Cade Boca Raton property. The loan matures on June 29, 2019 and contains two one-year extension option, subject to certain conditions including a debt service coverage, stabilized occupancy and payment of an extension fee. The loan requires interest-only payments at prime plus 0.625%, subject to a floor of 4.125%. The loan can be prepaid without penalty.

The development was not in lease-up at September 30, 2018.

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

In conjunction with the Domain at The One Forty development, on March 3, 2017, the Domain at The One Forty property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $30.3 million construction loan with an unaffiliated party, or the Domain 1 Construction Loan, of which $22.2 million is outstanding at September 30, 2018, and which is secured by the Domain at The One Forty property. The Domain 1 Construction Loan matures on March 3, 2020 and contains two one-year extension options, subject to certain conditions including construction completion, a debt service coverage, loan to value ratio and payment of an extension fee. The Domain 1 Construction Loan bears interest on a floating basis on the amount drawn based on LIBOR plus 3.25%. Regular monthly payments are interest-only until March 2020, with further payments based on thirty-year amortization. The Domain 1 Construction Loan can be prepaid without penalty.

In addition, on March 3, 2017, the Domain at The One Forty property owner entered into a $6.4 million mezzanine loan with an unaffiliated party, of which $6.4 million is outstanding at September 30, 2018, and which is secured by membership interest in the joint venture developing the Domain at The One Forty property. The loan matures on March 3, 2020 and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio, extension of the Domain 1 Construction Loan and payment of an extension fee. The loan bears interest on a fixed rate of 12.5%, with 9.5% paid currently. Regular monthly payments are interest-only. The loan can be prepaid prior to maturity provided the lender receives a minimum profit and 1% exit fee.

The development was 18% occupied at September 30, 2018.

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

On December 12, 2016, the Novel Perimeter property owner, which is owned by an entity in which the Company owns an indirect interest, entered into an approximately $44.7 million construction loan, or the Novel Perimeter Construction Loan, with an unaffiliated party, of which $33.0 million is outstanding at September 30, 2018, and which is secured by the Novel Perimeter development. The loan matures December 12, 2020 and contains a one-year extension option subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest at a rate of LIBOR plus 3.00%, with interest only payments until December 12, 2020, with future payments based on thirty-year amortization. The loan can be prepaid without penalty.

The development was 6% occupied at September 30, 2018.

Vickers Historic Roswell Mezzanine Financing

On December 29, 2017, the Company, through BRG Vickers Roswell, LLC, or BRG Vickers, an indirect subsidiary, provided a $10.1 million mezzanine loan, or the BRG Vickers Mezz Loan, to BR Vickers Roswell JV Member, LLC, or BR Vickers JV Member, an affiliate of the former Manager. The BRG Vickers Mezz Loan is secured by BR Vickers JV Member’s approximate 80.0% interest in a multi-tiered joint venture along with Fund III, an affiliate of the former Manager, and an affiliate of King Lowry Ventures, or the Vickers JV, which is developing an approximately 79-unit Class A apartment community located in Roswell, Georgia to be known as Vickers Historic Roswell. The BRG Vickers JV Mezz Loan matures on the latest of December 29, 2020, or the maturity date of the Vickers Construction Loan, as defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Vickers Mezz Loan can be prepaid without penalty.

On December 22, 2016, the Vickers Historic Roswell property owner, which is owned by an entity in which the Company owns an indirect interest, entered into an approximately $18.0 million construction loan, or the Vickers Construction Loan, with an unaffiliated party, of which $16.9 million is outstanding at September 30, 2018, and which is secured by the Vickers Historic Roswell development. The loan matures December 1, 2020. The loan bears interest at a rate of LIBOR plus 3.00%, with interest only payments until December 1, 2018, with future payments based on twenty-five-year amortization. The loan can be prepaid without penalty.

On August 13, 2018, the Company, through BRG Vickers, and on behalf of Fund III, contributed additional capital of $0.3 million to BR Vickers JV Member, which is 99.5% owned by Fund III and which currently holds an approximate 80.0% interest in the Vickers JV. In exchange for contributing Fund III’s share of the total $0.3 million capital funding, the Company received the right to exercise an option to purchase, at the greater of a 10 basis point discount to fair market value or 15% internal rate of return for Fund III, up to a 100% common membership interest in BR Vickers JV Member.

The development was 28% occupied at September 30, 2018.

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

On March 28, 2018, the Flagler Village property owner, which is owned by an entity in which the Company owns an indirect interest, entered into an approximately $70.4 million construction loan, or the Flagler Village Construction Loan, with an unaffiliated party, of which $1,026 is outstanding at September 30, 2018, and which is secured by the Flagler Village development. The loan matures March 28, 2022 and contains a one-year extension option subject to certain conditions including a debt service coverage, loan to value ratio, certificate of occupancy and payment of an extension fee. The loan bears interest at the greater of 5.0% or a rate of LIBOR plus 3.85%, with interest only payments until March 28, 2022, with future payments after extension based on thirty-year amortization. The loan can be prepaid subject to payment of a make-whole premium and exit fee.

The development was not in lease-up at September 30, 2018.

Note 7 – Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

Following is a summary of the Company’s ownership interests in the investments reported under the equity method of accounting. The carrying amount of the Company’s investments in unconsolidated real estate joint ventures as of September 30, 2018 and December 31, 2017 is summarized in the table below (amounts in thousands):

Property	September 30, 2018	December 31, 2017

Alexan CityCentre	$10,277	$9,258
Alexan Southside Place	22,376	20,584
Arlo, formerly West Morehead	14	14
Cade Boca Raton, formerly APOK Townhomes	7	7
Domain at The One Forty, formerly Domain	12	12
Flagler Village	44	30
Helios	18,868	16,360
Leigh House, formerly Lake Boone Trail	12,917	11,930
Novel Perimeter, formerly Crescent Perimeter	12	12
Vickers Historic Roswell, formerly Vickers Village	7	6
Whetstone	12,932	12,932
Total	$77,466	$71,145

As of September 30, 2018, the Company, through wholly-owned subsidiaries of the Operating Partnership, had outstanding equity investments in eleven joint ventures, each of which was created to develop a multifamily property.

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

The following provides additional information regarding the Company’s preferred equity investments and unconsolidated real estate joint ventures as of September 30, 2018. The preferred returns and equity in income of the Company’s unconsolidated real estate joint ventures for the three and nine months ended September 30, 2018 and 2017 are summarized below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Property	2018	2017	2018	2017
Alexan CityCentre	$436	$385	$1,221	$1,010
Alexan Southside Place	908	740	2,595	2,113
Domain at The One Forty	—	—	—	141
Other	—	(3)	—	(25)
Flagler Village	—	(1)	—	(5)
Helios	708	619	1,957	1,835
Leigh House	501	451	1,404	1,319
Whetstone	236	497	700	1,477
Preferred returns and equity in income of unconsolidated joint ventures	$2,789	$2,688	$7,877	$7,865

Summary combined financial information for the Company’s investments in unconsolidated real estate joint ventures as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017, is as follows (amounts in thousands):

	September 30, 2018	December 31, 2017
Balance Sheets:
Real estate, net of depreciation	$538,978	$399,111
Other assets	62,912	62,667
Total assets	$601,890	$461,778

Mortgages payable	$462,383	$325,702
Other liabilities	26,756	25,956
Total liabilities	$489,139	$351,658
Members’ equity	112,751	110,120
Total liabilities and members’ equity	$601,890	$461,778

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating Statement:
Rental revenues	$5,230	$1,344	$12,820	$2,930
Operating expenses	(4,199)	(1,425)	(10,446)	(2,843)
Income (loss) before debt service and depreciation and amortization	1,031	(81)	2,374	87
Interest expense, net	(2,438)	(861)	(5,797)	(1,736)
Depreciation and amortization	(2,855)	(927)	(6,985)	(1,886)
Net loss	$(4,262)	$(1,869)	$(10,408)	$(3,535)

Alexan CityCentre Interests

On July 1, 2014, through BRG T&C BLVD Houston, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Bluerock Growth Fund, LLC (“BGF”), Bluerock Growth Fund II, LLC (“BGF II”), Fund II and Fund III, affiliates of the former Manager, and an affiliate of Trammell Crow Residential, to develop a 340-unit Class A apartment community located in Houston, Texas, to be known as Alexan CityCentre. The Company has made a capital commitment of approximately $10.3 million to acquire 100% of the Class A preferred equity interests in BR T&C BLVD JV Member, LLC, all of which has been funded as of September 30, 2018 (of which $3.8 million earns a 20% preferred return).

On June 7, 2016, the Alexan CityCentre property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a loan modification agreement to amend the terms of its construction loan financing the construction and development of the Alexan CityCentre property (the “Alexan Development”). The maximum principal amount available to the borrower under the terms of the modified loan is $55.1 million, of which approximately $55.0 million is outstanding at September 30, 2018. The maturity date is January 1, 2020, subject to a single one-year extension exercisable at the option of the borrower. The interest rate on the loan is a variable per annum rate equal to the prime rate plus 0.5%, or LIBOR plus 3.00%, at the borrower’s option. The loan requires monthly interest payments until the maturity date, after which $60,000 monthly payments of principal will be required in addition to payment of accrued interest during the maturity extension period. Certain unaffiliated third parties agreed to guaranty the completion of the development of the Alexan Development and provided partial guaranties of the borrower’s principal and interest obligations under the loan.

The six-month period during which the Company had the right to convert its preferred membership interest into a common membership interest commenced on January 21, 2018, the date on which Alexan Development achieved 70% leased and occupied units. The Company did not elect to convert into a common membership and its option expired on July 21, 2018.

The development was 92% occupied at September 30, 2018.

Alexan Southside Place Interests

On January 12, 2015, through BRG Southside, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund II and Fund III, which are affiliates of the former Manager, and an affiliate of Trammell Crow Residential, to develop an approximately 270-unit Class A apartment community located in Houston, Texas, to be known as Alexan Southside Place. Alexan Southside Place will be developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC, as tenant under an 85-year ground lease. The Company has made a capital commitment of $22.4 million to acquire 100% of the preferred equity interests in BR Southside Member, LLC, all of which has been funded as of September 30, 2018 (of which $5.1 million earns a 20% preferred return).

In conjunction with the Alexan Southside development, on April 7, 2015, the Alexan Southside leasehold interest holder, which is owned by an entity in which the Company owns an indirect interest, entered into a $31.8 million construction loan, of which $31.4 million is outstanding at September 30, 2018, which is secured by the leasehold interest in the Alexan Southside Place property. The loan matures on April 7, 2019 and contains a one-year extension option, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on the base rate plus 1.25% or LIBOR plus 2.25%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on thirty-year amortization. The loan can be prepaid without penalty.

The development was 75% occupied at September 30, 2018.

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

Helios Interests

On May 29, 2015, through BRG Cheshire, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of Catalyst Development Partners II, to develop a 282-unit Class A apartment community located in Atlanta, Georgia, to be known as Helios Apartments. The Company has made a capital commitment of $18.9 million to acquire 100% of the preferred equity interests in BR Cheshire Member, LLC, all of which has been funded as of September 30, 2018.

In conjunction with the Helios development, on December 16, 2015, the Helios property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $38.1 million construction loan which is secured by the fee simple interest in the Helios property, of which approximately $38.1 million is outstanding at September 30, 2018. The loan matures on December 16, 2018 and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.50%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on thirty-year amortization. The loan can be prepaid without penalty.

The six-month period during which the Company has the right to convert its preferred membership interest into a common membership interest commenced on May 26, 2018, the date on which Helios achieved 70% leased and occupied units. The Company has not elected to convert into a common membership interest as of September 30, 2018.

The development was 88% occupied at September 30, 2018.

Leigh House Interests

On December 18, 2015, through BRG Lake Boone, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an affiliate of Tribridge Residential, LLC, to develop an approximately 245-unit, Class A apartment community located in Raleigh, North Carolina to be known as Leigh House. The Company has made a capital commitment of $12.9 million to acquire 100% of the preferred equity interests in BR Lake Boone JV Member, LLC, all of which has been funded at September 30, 2018 (of which $1.0 million earns a 20% preferred return).

In conjunction with the Leigh House development, on June 23, 2016, the Leigh House property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $25.2 million construction loan which is secured by the fee simple interest in the Leigh House property, of which $24.7 million is outstanding as of September 30, 2018. The loan matures on December 23, 2019 and contains one extension option for one year to five years, subject to certain conditions including construction completion, a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.65%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on thirty-year amortization. The loan can be prepaid without penalty.

The development was 81% occupied at September 30, 2018.

Arlo Interests

On January 6, 2016, through BRG Morehead NC, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an affiliate of ArchCo Residential, to develop an approximately 286-unit Class A apartment community located in Charlotte, North Carolina to be known as Arlo.  The Company has a 0.5% common equity interest in BR Morehead JV Member, LLC at September 30, 2018. See Note 6 for further details regarding Arlo and the Arlo Mezz Loan.

Whetstone Interests

On May 20, 2015, through BRG Whetstone Durham, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund III and an affiliate of TriBridge Residential, LLC, to acquire a 204-unit Class A apartment community located in Durham, North Carolina, to be known as Whetstone Apartments. The Company has made a capital commitment of $12.9 million to acquire 100% of the preferred equity interests in BR Whetstone Member, LLC, all of which has been funded as of September 30, 2018. On October 2, 2016, the Company entered into an agreement that provided for an extended twelve-month period in which it had a right to convert into common ownership. The Company did not elect to convert into common ownership on October 6, 2017, and therefore its preferred return decreased to 6.5%. Effective April 1, 2017, Whetstone ceased paying its preferred return on a current basis. The accrued preferred return of $1.9 million and $1.2 million as of September 30, 2018 and December 31, 2017, respectively, is included in due from affiliates in the consolidated balance sheets. The Company has evaluated the preferred equity investment and accrued preferred return and determined that the investment is fully recoverable. The development was 98% occupied at September 30, 2018.

On October 6, 2016, the Whetstone property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a mortgage loan of approximately $26.5 million secured by the Whetstone Apartment property, of which $26.1 million is outstanding as of September 30, 2018. The loan matures on November 1, 2023. The loan bears interest at a fixed rate of 3.81%. Regular monthly payments were interest-only until November 1, 2017, with monthly payments beginning December 1, 2017 based on thirty-year amortization. The loan may be prepaid with the greater of 1% prepayment fee or yield maintenance until October 31, 2021, and thereafter at par. The loan is nonrecourse to the Company and its joint venture partners with certain standard scope non-recourse carve-outs for certain deeds, acts or failures to act on the part of the Company and the joint venture partners.

Note 8 – Revolving credit facilities

The outstanding balances on the revolving credit facilities as of September 30, 2018 and December 31, 2017, are as follows (amounts in thousands):

Revolving credit facilities	September 30, 2018	December 31, 2017
Senior Credit Facility	$62,959	$67,670
Junior Credit Facility	—	—
Total	$62,959	$67,670

Senior Credit Facility

On October 4, 2017, the Company, through its Operating Partnership, entered into a credit agreement (the “Senior Credit Facility”) with KeyBank National Association (“KeyBank”) and a syndicate of other lenders. The Senior Credit Facility provides for an initial loan commitment amount of $150 million, which commitment contains an accordion feature to a maximum commitment of up to $250 million.

The Senior Credit Facility matures on October 4, 2020 and contains a one-year extension option, subject to certain conditions and the payment of an extension fee. Borrowings under the Senior Credit Facility bear interest, at the Company’s option, at LIBOR plus 1.80% to 2.45%, or the base rate plus 0.80% to 1.45%, depending on the Company’s leverage ratio. The weighted average interest rate was 4.40% at September 30, 2018. The Company pays an unused fee at an annual rate of 0.20% to 0.25% of the unused portion of the Senior Credit Facility, depending on the amount of borrowings outstanding. The Senior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio, and minimum tangible net worth. At September 30, 2018, the Company was in compliance with all covenants under the Senior Credit Facility. The Company has guaranteed the obligations under the Senior Credit Facility and provided certain properties as collateral.

Junior Credit Facility

On March 20, 2018, the Company, through a subsidiary of its Operating Partnership, entered into a credit agreement (the “Junior Credit Facility”) with KeyBank and other lenders. The Junior Credit Facility provides for a maximum loan commitment amount of $50 million.

The Junior Credit Facility matures on March 20, 2019. Borrowings under the Junior Credit Facility bear interest, at the Company’s option, at LIBOR plus 4.0%, or the base rate plus 3.0%. The Company pays an unused fee at an annual rate of 0.35% to 0.40% of the unused portion of the Junior Credit Facility, depending on the amount of borrowings outstanding. The Junior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio, minimum tangible net worth and minimum equity raise and collateral values. At September 30, 2018, the Company was in compliance with all covenants under the Junior Credit Facility. The Company has guaranteed the obligations under the Junior Credit Facility and has pledged certain assets as collateral.

The availability of borrowings under the revolving credit facilities at September 30, 2018 is based on the collateral and compliance with various ratios related to those assets and was approximately $56.1 million.

Note 9 – Mortgages Payable

The following table summarizes certain information as of September 30, 2018 and December 31, 2017, with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of September 30, 2018
Property	September 30, 2018	December 31, 2017	Interest Rate	Fixed/ Floating	Maturity Date
ARIUM at Palmer Ranch	$41,348	$26,925	4.41%	Fixed	May 1, 2025
ARIUM Glenridge	49,500	48,431	3.44%	LIBOR + 1.33% (1)	September 1, 2025
ARIUM Grandewood	39,385	34,294	3.93%	(2)	July 1, 2025
ARIUM Gulfshore	—	32,626
ARIUM Hunter’s Creek	72,294	72,294	3.65%	Fixed	November 1, 2024
ARIUM Metrowest	64,559	—	4.43%	Fixed	May 1, 2025
ARIUM Palms	30,320	24,999	3.51%	LIBOR + 1.40% (1)	September 1, 2025
ARIUM Pine Lakes	26,950	26,950	3.95%	Fixed	November 1, 2023
ARIUM Westside	52,150	52,150	3.68%	Fixed	August 1, 2023
Ashton Reserve I	31,011	31,401	4.67%	Fixed	December 1, 2025
Ashton Reserve II	15,213	15,270	3.61%	LIBOR + 1.50% (1)	August 1, 2025
Citrus Tower	41,438	41,438	4.07%	Fixed	October 1, 2024
Enders Place at Baldwin Park (3)	23,941	24,287	4.30%	Fixed	November 1, 2022
James on South First	26,500	26,500	4.35%	Fixed	January 1, 2024
Marquis at Crown Ridge	28,779	29,217	3.72%	LIBOR + 1.61% (1)	June 1, 2024
Marquis at Stone Oak	42,925	43,125	3.72%	LIBOR + 1.61% (1)	June 1, 2024
Marquis at The Cascades I	33,053	33,207	3.72%	LIBOR + 1.61% (1)	June 1, 2024
Marquis at The Cascades II	23,068	23,175	3.72%	LIBOR + 1.61% (1)	June 1, 2024
Marquis at TPC	16,915	17,184	3.72%	LIBOR + 1.61% (1)	June 1, 2024
Outlook at Greystone	22,105	—	4.30%	Fixed	June 1, 2025
Park & Kingston (4)	18,432	18,432	3.41%	Fixed	April 1, 2020
Plantation Park	26,625	—	4.64%	Fixed	July 1, 2028
Preston View	41,657	41,066	3.61%	LIBOR + 1.50% (1)	August 1, 2025
Roswell City Walk	51,000	51,000	3.63%	Fixed	December 1, 2026
Sorrel	38,684	38,684	4.40%	LIBOR + 2.29% (1)	May 1, 2023
Sovereign	28,369	28,788	3.46%	Fixed	November 10, 2022
The Brodie	34,825	34,825	3.71%	Fixed	December 1, 2023
The Links at Plum Creek	40,000	—	4.31%	Fixed	October 1, 2025
The Mills	26,419	26,777	4.21%	Fixed	January 1, 2025
The Preserve at Henderson Beach	35,784	36,311	4.65%	Fixed	January 5, 2023
Veranda at Centerfield	26,100	—	3.36%	LIBOR + 1.25% (1)	July 26, 2023
Villages of Cypress Creek	26,200	26,200	3.23%	Fixed	October 1, 2022
Wesley Village	40,545	40,545	4.25%	Fixed	April 1, 2024
Total	1,116,094	946,101
Fair value adjustments	2,312	2,638
Deferred financing costs, net	(11,325)	(9,245)
Total	$1,107,081	$939,494

(1) In September 2018, one-month LIBOR in effect was 2.11%. One-month LIBOR at September 30, 2018 was 2.26%.

(2) The principal balance includes a $19.7 million advance at a fixed rate of 4.35% and a $19.7 million advance at a variable rate of 3.51% as of September 30, 2018. See below for further details regarding the advances under the Fannie Facility, as defined below.

(3) The principal balance includes a $16.3 million loan at a fixed rate of 3.97% and a $7.7 million supplemental loan at a fixed rate of 5.01%.
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

Loss on Extinguishment of Debt and Modification Costs

Upon repayment of or in conjunction with a material change (i.e. a 10% or greater difference in the cash flows between instruments) in the terms of an underlying debt agreement, the Company writes-off any unamortized deferred financing costs and fair market value adjustments related to the original debt. Prepayment penalties incurred on the early repayment of debt and costs incurred in a debt modification that are not capitalized are also included in loss on extinguishment of debt and modification costs on the results of operations.

The Links at Plum Creek Mortgage Payable

On March 26, 2018, the Company, through an indirect subsidiary, entered into a $40.0 million loan secured by The Links at Plum Creek. The loan matures October 1, 2025 and bears interest at a fixed rate of 4.31% per annum, with interest only payments through April 2020, and then monthly payments based on thirty-year amortization. After June 30, 2025, the loan may be prepaid without prepayment fee or yield maintenance.

Refinancing of ARIUM Gulfshore

On April 26, 2018, the Company, with borrowings under the Senior Credit Facility and secured by the ARIUM Gulfshore property, paid off the previous loan of $32.6 million plus prepayment costs of approximately $0.3 million.

Refinancing of ARIUM at Palmer Ranch

On April 26, 2018, the Company, through an indirect subsidiary, entered into an approximately $41.3 million loan, which is secured by ARIUM at Palmer Ranch, and paid off the previous loan of $26.9 million. The Company accounted for the refinancing as a debt modification. The loan matures on May 1, 2025 and bears interest at a fixed rate of 4.41% per annum, with interest only payments through May 2020, and then monthly payments based on thirty-year amortization. After January 31, 2025, the loan may be prepaid without prepayment fee or yield maintenance.

Plantation Park Mortgage Payable

On June 14, 2018, the Company, through an indirect subsidiary, entered into a $26.6 million loan secured by Plantation Park. The loan matures July 1, 2028 and bears interest at a fixed rate of 4.64% per annum, with interest only payments through July 2024, and then monthly payments based on thirty-year amortization. After December 31, 2027, the loan may be prepaid without prepayment fee or yield maintenance.

Veranda at Centerfield Mortgage Payable

On July 26, 2018, the Company, through an indirect subsidiary, entered into a $26.1 million loan secured by Veranda at Centerfield. The loan matures July 26, 2023 and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest at a floating basis of LIBOR plus 1.25%, with interest only payments through July 2021, and then monthly payments based on thirty-year amortization. After July 26, 2019, the loan may be prepaid without prepayment fee or yield maintenance.

Refinancing of ARIUM Glenridge

On August 28, 2018, the Company, through an indirect subsidiary, entered into a $49.5 million loan, which is secured by ARIUM Glenridge, and paid off the previous loan of $48.4 million plus prepayment costs of approximately $0.5 million. The Company accounted for the refinancing as an extinguishment of debt. The loan matures on September 1, 2025 and bears interest at a floating basis of LIBOR plus 1.33%, with interest only payments through September 2021, and then monthly payments based on thirty-year amortization. On or after May 30, 2025, the loan may be prepaid without prepayment fee or yield maintenance.

Refinancing of ARIUM Palms

On August 29, 2018, the Company, through an indirect subsidiary, entered into an approximately $30.3 million loan, which is secured by ARIUM Palms, and paid off the previous loan of $25.0 million. The Company accounted for the refinancing as a debt modification. The loan matures on September 1, 2025 and bears interest at a floating basis of LIBOR plus 1.40%, with interest only payments through September 2020, and then monthly payments based on thirty-year amortization. On or after May 30, 2025, the loan may be prepaid without prepayment fee or yield maintenance.

Master Credit Facility with Fannie Mae

On April 30, 2018, the Company, through certain subsidiaries of the Operating Partnership, entered into a Master Credit Facility Agreement (the “Fannie Facility”), which was issued through Fannie Mae’s Multifamily Delegated Underwriting and Servicing Program. The Fannie Facility includes certain restrictive covenants, including indebtedness, liens, investments, mergers and asset sales, and distributions. The Fannie Facility also contains events of default, including payment defaults, covenant defaults, bankruptcy events, and change of control events. Each note under the Fannie Facility is cross-defaulted and cross-collateralized and the Company has guaranteed the obligations under the Fannie Facility.

The following information is presented with respect to the Company’s indebtedness under its Fannie Facility.

ARIUM Metrowest

On April 30, 2018, the Fannie Facility provided for an initial $64.6 million fixed rate advance, which was used to refinance a loan secured by the multifamily residential property commonly known as ARIUM Metrowest Apartments located in Orlando, Florida. The advance matures on May 1, 2025 and bears interest at a fixed rate of 4.43% per annum, with interest only payments through May 2021, and then monthly payments based on thirty-year amortization. On or after January 31, 2025, the loan may be prepaid without prepayment fee or yield maintenance.

Outlook at Greystone

On May 3, 2018, the Fannie Facility provided for a $22.1 million fixed rate advance, which was used to refinance a loan secured by the multifamily residential property commonly known as Outlook at Greystone Apartments located in Birmingham, Alabama. The advance matures on June 1, 2025 and bears interest at a fixed rate of 4.30% per annum, with interest only payments through June 2021, and then monthly payments based on thirty-year amortization. On or after February 28, 2025, the loan may be prepaid without prepayment fee or yield maintenance.

ARIUM Grandewood

On June 25, 2018, the Fannie Facility provided for a $19.7 million fixed rate advance (the “Fixed Rate Advance”) and a $19.7 million variable rate advance (the “Variable Rate Advance”). The Fixed Rate Advance matures July 1, 2025 and bears interest at a fixed rate of 4.35% per annum, with interest only payments through July 2020, and then monthly payments based on thirty-year amortization. The Variable Rate Advance matures July 1, 2025 and bears interest at a floating basis of LIBOR plus 1.40%, with interest only payments through July 2020, and then monthly payments based on thirty-year amortization. On or after March 31, 2025, the Fixed Rate and Variable Rate Advances may be prepaid without prepayment fees or yield maintenance. Both the Fixed Rate Advance and the Variable Rate Advance were used by the Company to pay off the previous loan and supplemental loan of $29.4 million and $4.9 million, respectively, with no prepayment costs.

Refinancing of Ashton Reserve II

On July 31, 2018, the Fannie Facility provided for a $15.2 million variable rate advance, which was used with additional funding at close to pay off the previous loan of $15.3 million plus prepayment costs of approximately $0.2 million. The advance matures on August 1, 2025 and bears interest at a floating basis of LIBOR plus 1.50%, with interest only payments through August 2022, and then monthly payments based on thirty-year amortization. After April 30, 2025, the loan may be prepaid without prepayment fee or yield maintenance.

Refinancing of Preston View

On July 31, 2018, the Fannie Facility provided for a $41.7 million variable rate advance, which was used to pay off the previous loan of $41.1 million plus prepayment costs of approximately $0.4 million. The advance matures on August 1, 2025 and bears interest at a floating basis of LIBOR plus 1.50%, with interest only payments through August 2022, and then monthly payments based on thirty-year amortization. After April 30, 2025, the loan may be prepaid without prepayment fee or yield maintenance.

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

Debt maturities

As of September 30, 2018, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2018 (October 1-December 31)	$1,392
2019	7,367
2020	30,792
2021	15,980
2022	91,575
Thereafter	968,988
$1,116,094
Add: Unamortized fair value debt adjustment	2,312
Subtract: Deferred financing costs, net	(11,325)
Total	$1,107,081

The net book value of real estate assets providing collateral for these above borrowings, including the Senior Credit Facility, Junior Credit Facility and Fannie Facility, were $1,556.3 million and $1,397.4 million at September 30, 2018 and December 31, 2017, respectively.

The mortgage loans encumbering the Company’s properties are generally nonrecourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender.  These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities.  In addition, upon the occurrence of certain events, such as fraud or filing of a bankruptcy petition by the borrower, the Company or our joint ventures would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, including penalties and expenses.

Note 10 – Fair Value of Financial Instruments

As of September 30, 2018 and December 31, 2017, based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $1,092.6 million and $940.7 million, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $1,118.4 million and $948.7 million, respectively.  The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs, as defined in ASC Topic 820, “Fair Value Measurement”) for similar types of borrowing arrangements.

Note 11 – Derivative Financial Instruments

The Company’s objectives in using interest rate derivatives are to add stability to interest expense and to manage the Company’s exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

As of September 30, 2018, the Company had interest rate caps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $365.9 million of the Company’s variable rate debt. The aggregate carrying value of the interest rate caps was $3.1 million as of September 30, 2018, and is included in accounts receivable, prepaid and other assets on the consolidated balance sheets. During the third quarter, the Company recognized a gain of $0.3 million, which was recorded as a reduction of interest expense on the consolidated statements of operations.

Note 12 – Related Party Transactions

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

While the Company was externally managed, the Management Agreement required the former Manager to manage the Company’s business affairs in conformity with the investment guidelines and other policies that were approved and monitored by the Company’s board of directors (the “Board”). The Company paid the former Manager a base management fee in an amount based on the Company’s stockholders’ existing and contributed equity prior to the IPO and equity raised subsequent to the IPO. The base management fee was payable independent of the performance of the Company’s investments. The Management Agreement provided that the base management fee could be payable in cash or LTIP Units, at the election of the Board. The number of LTIP Units issued for the base management fee or incentive fee was based on the fees earned divided by the 5-day trailing average Class A common stock price prior to issuance. Base management fees of $2.8 million and $7.8 million were expensed during the three and nine months ended September 30, 2017, respectively, and were paid through the issuance of 655,483 Units.

The Company also paid the former Manager an incentive fee based on performance. The incentive fee could be payable in cash or LTIP Units, at the election of the Board. Incentive fees of none and $4.0 million were expensed during the three and nine months ended September 30, 2017, respectively, and were paid through the issuance of 333,848 LTIP Units.

In 2015 and 2016, the Company issued grants of LTIP Units under the Amended 2014 Incentive Plans to the former Manager. The LTIP Units vested ratably over a three-year period, subject to certain terms and conditions. These LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock. LTIP expense of $0.1 million and $1.2 million for the three and nine months ended September 30, 2017, respectively, was recorded as part of general and administrative expenses. The expense recognized during 2017 was based on the Class A common stock closing price at the vesting date or the end of the period, as applicable. In conjunction with the Internalization, 212,203 outstanding LTIP Units issued as incentive equity to our former Manager became vested in accordance with their original terms.

The Company was also required to reimburse the former Manager for certain expenses and pay all operating expenses, except those specifically required to be borne by the former Manager under the Management Agreement. Reimbursements of $0.3 million and $1.1 million were expensed during the three and nine months ended September 30, 2017, respectively, and were recorded as part of general and administrative expenses. In addition, the former Manager was reimbursed for offering costs in conjunction with the January 2017 Common Stock Offering of $0.03 million during the nine months ended September 30, 2017.

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

The initial term of the Administrative Services Agreement is one year from the date of execution, subject to the Company’s right to renew it for successive one-year terms upon sixty (60) days written notice prior to expiration. The initial term of the Administrative Services Agreement expired on October 31, 2018. On August 6, 2018, the Company delivered written notice to BRE of the Company’s intention to renew the Administrative Services Agreement for an additional one-year term, to expire on October 31, 2019. The Administrative Services Agreement will automatically terminate (i) upon termination by the Company of all Services, or (ii) in the event of non-renewal by the Company. Any Company party will also be able to terminate the Administrative Services Agreement with respect to any individual Service upon written notice to the applicable BRE entity, in which case the specified Service will discontinue as of the date stated in such notice, which date must be at least ninety (90) days from the date of such notice. Further, either BRE entity may terminate the Administrative Services Agreement at any time upon the occurrence of a “Change of Control Event” (as defined therein) upon at least one hundred eighty (180) days prior written notice to the Company.

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

Recorded as part of general and administrative expenses, payroll expense reimbursements of $0.1 million and $0.3 million, and operating expense reimbursements of $0.4 million and $1.3 million, were expensed during the three and nine months ended September 30, 2018, respectively.

Pursuant to the terms of the Management Agreement and the Administrative Services Agreement, summarized below are the related party amounts payable to the Company’s former Manager and BRE as of September 30, 2018 and December 31, 2017 (amounts in thousands):

	September 30, 2018	December 31, 2017
Amounts Payable to the former Manager under the Management Agreement
Base management fee	$-	$993
Total amounts payable to former Manager	$-	$993
Amounts Payable to BRE under the Administrative Services Agreement
Operating expense reimbursements and direct expense reimbursements	$437	$508
Offering expense reimbursements	100	74
Total amounts payable to BRE	$537	$582
Total	$537	$1,575

As of September 30, 2018 and December 31, 2017, the Company had $2.8 million and $2.0 million, respectively, in receivables due from related parties other than from BRE or the former Manager, primarily for accrued preferred returns on unconsolidated real estate investments for the most recent month.

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Series B Preferred Stock, the Company engaged a related party as dealer manager and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager may re-allow the selling commissions and dealer manager fees to participating broker-dealers, and is expected to incur costs in excess of the 10%, which costs will be borne by the dealer manager. For the nine months ended September 30, 2018, the Company has incurred approximately $5.6 million and $2.4 million in selling commissions and dealer manager fees, respectively. In addition, BRE was reimbursed for offering costs in conjunction with the Series B Preferred Offering of $0.9 million during the nine months ended September 30, 2018. The selling commissions, dealer manager fees and BRE’s reimbursement for offering costs were recorded as a reduction to the proceeds of the offering.

Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The Company invests with related parties in various joint ventures in which the Company owns either preferred or common interests. Please refer to Note 7 for further information.

Notes and interest receivable from related party

The Company provides mezzanine loans to related parties in conjunction with the developments of multifamily communities. Please refer to Notes 6 and 7 for further information.

Note 13 – Stockholders’ Equity

Net (Loss) Income Per Common Share

Basic net (loss) income per common share is computed by dividing net (loss) income attributable to common stockholders, less dividends on LTIP Units expected to vest, by the weighted average number of common shares outstanding for the period.  Diluted net (loss) income per common share is computed by dividing net (loss) income attributable to common stockholders by the sum of the weighted average number of common shares outstanding and any potential dilutive shares for the period.  Net (loss) income attributable to common stockholders is computed by adjusting net (loss) income for the non-forfeitable dividends paid on non-vested LTIP Units.

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

The following table reconciles the components of basic and diluted net (loss) income per common share (amounts in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net (loss) income attributable to common stockholders	$(10,334)	$(12,017)	$(29,973)	$563
Dividends on LTIP Units expected to vest	(172)	—	(516)	—
Basic net (loss) income attributable to common stockholders	$(10,506)	$(12,017)	$(30,489)	$563

Weighted average common shares outstanding (1)	23,742,129	26,474,093	23,893,957	25,851,536

Potential dilutive shares (2)	265,091	—	73,363	523
Weighted average common shares outstanding and potential dilutive shares (1)	24,007,220	26,474,093	23,967,320	25,852,059

Net (loss) income per common share, basic	$(0.44)	$(0.45)	$(1.28)	$0.02
Net (loss) income per common share, diluted	$(0.44)	$(0.45)	$(1.28)	$0.02

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

(1)	For 2018, amounts relate to shares of the Company’s Class A and Class C common stock outstanding. For 2017, amounts relate to shares of Class A common stock and LTIP Units outstanding.
(2)	Excludes 251 and no shares of common stock for the three and nine months ended September 30, 2017, respectively.

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

Series B Preferred Stock Offering

The Company issued 79,936 shares of Series B Preferred Stock under a continuous registered offering with net proceeds of approximately $71.9 million after commissions and dealer manager fees of approximately $8.0 million during the nine months ended September 30, 2018. As of September 30, 2018, the Company has sold 264,622 shares of Series B Preferred Stock and 264,622 Warrants to purchase 5,292,440 shares of Class A common stock for net proceeds of approximately $238.2 million after commissions and fees. During the nine months ended September 30, 2018, 887 Series B Preferred shares were redeemed through the issuance of 88,523 Class A common shares and 84 Series B Preferred shares were redeemed for $77,350 in cash.

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

Class A common stock repurchase program

In February 2018, the Company authorized a stock repurchase plan to purchase up to $25 million of the Company’s outstanding shares of Class A common stock. The repurchase plan has a term of one year and may be discontinued at any time. The extent to which the Company repurchases shares of its Class A common stock, and the timing of any such purchases, depends on a variety of factors including general business and market conditions and other corporate considerations. The Company purchased 637,733 shares of Class A common stock during the nine months ended September 30, 2018 for a total purchase price of $5.2 million.

The following table is a summary of the Class A common stock repurchase activity as of September 30, 2018:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
February 1, 2018 through February 28, 2018	331,090	$7.86	331,090	$22,398,638
March 1, 2018 through March 31, 2018	199,603	8.03	199,603	20,795,897
April 1, 2018 through April 30, 2018	—	—	—	20,795,897
May 1, 2018 through May 31, 2018	28,000	8.96	28,000	20,545,146
June 1, 2018 through June 30, 2018	79,040	8.96	79,040	19,837,157
July 1, 2018 through September 30, 2018	—	—	—	19,837,157
Total	637,733	$8.10	637,733

Operating Partnership and Long-Term Incentive Plan Units

As of September 30, 2018, limited partners other than the Company owned approximately 25.34% of the Operating Partnership (6,230,667 OP Units, or 19.59%, is held by OP Unit holders, and 1,829,150 LTIP Units, or 5.75%, is held by LTIP Unit holders, including 3.32% which are not vested at September 30, 2018). Subject to certain restrictions set forth in the Operating Partnership’s Limited Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash. LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock, or, at the Company’s election, cash.

Equity Incentive Plans – LTIP Grants

Prior to the Internalization, in 2015 and 2016, the Company issued grants of LTIP Units under the Amended 2014 Incentive Plans to the former Manager. The LTIP Units vested ratably over a three-year period, subject to certain terms and conditions. LTIP expense of $0.1 million and $1.2 million for the three and nine months ended September 30, 2017, respectively, was recorded as part of general and administrative expenses. The expense recognized during 2017 was based on the Class A common stock closing price at the vesting date or the end of the period, as applicable. In conjunction with the Internalization, 212,203 outstanding LTIP Units issued as incentive equity to our former Manager became vested in accordance with their original terms.

On February 14, 2017, the Company granted a total of 7,500 LTIP Units to its independent directors under the Amended 2014 Individuals Plan. The fair value of the grants was approximately $0.1 million and the LTIP Units vested immediately.

On October 26, 2017, the Company’s stockholders approved the amendment and restatement of the Amended 2014 Individuals Plan (the “Second Amended 2014 Individuals Plan”), and the Amended 2014 Entities Plan (the “Second Amended 2014 Entities Plan”), and together with the Second Amended 2014 Individuals Plan, the “Second Amended 2014 Incentive Plans”. The Second Amended 2014 Incentive Plans allow for the issuance of up to an additional 1,075,000 shares of Class A common stock. The Second Amended 2014 Incentive Plans provide for the grant of options to purchase shares of the Company’s common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards.

On January 1, 2018, the Company granted certain equity grants of LTIPS of the Company’s operating partnership to various executive officers under the Second Amended 2014 Incentive Plans. These awards, amounting to 1,056,211 LTIPs, were issued pursuant to the executive officers’ employment and service agreements as time-based LTIPs and performance-based LTIPs. All of these LTIP grants require continuous employment for vesting. Due to a limitation on the number of LTIP Units available for issuance under the Second Amended 2014 Incentive Plans, the long-term performance awards were, in aggregate, approximately 81,000 LTIP Units lower than those which the recipients were entitled pursuant to the terms of their respective employments agreements, with the Company planning to issue the remaining LTIP Units at such time as such LTIP Units become available under the Equity Incentive Plans. Time-based LTIPs were issued amounting to 770,854 LTIPs that vest over approximately five years and 160,192 LTIPs that vest over approximately three years. The Company recognizes compensation expense ratably over the requisite service periods for the time-based LTIPs based on the fair value at the date of grant; thus, the Company recognized compensation expense of approximately $1.2 million and $3.5 million during the three and nine months ended September 30, 2018, respectively. Performance-based LTIPs were issued amounting to 125,165 LTIPs, are subject to a three-year performance period, and will vest immediately upon successful achievement of performance-based conditions. Performance criteria are primarily based on a mixture of objective internal achievement goals and relative performance against its industry peers, with a minimum, threshold, and maximum performance standard for performance criteria. After the determination of the achievement of the performance criteria, any performance-based LTIP Units that were awarded but do not vest will be canceled. The Company recognizes compensation expense based on the fair value at the date of grant and the probability of achievement of performance criteria over the performance period for the performance-based LTIPs; thus, the Company recognized approximately $0.1 million and $0.3 million during the three and nine months ended September 30, 2018, respectively.

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

On September 28, 2018, the Company’s stockholders approved the amendment and restatement of each of the Second Amended 2014 Individuals Plan (the “Third Amended 2014 Individuals Plan”) and the Second Amended 2014 Entities Plan (the “Third Amended 2014 Entities Plan”, and together with the Third Amended 2014 Individuals Plan, the “Third Amended 2014 Incentive Plans”). The Third Amended 2014 Incentive Plans allow for the issuance of up to an aggregate of 2,250,000 additional shares of Class A common stock. The Third Amended 2014 Incentive Plans provide for the grant of options to purchase shares of the Company’s common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards.

At September 30, 2018, there was $6.9 million of total unrecognized compensation cost related to unvested LTIPs granted under the Second Amended 2014 Incentive Plans. The remaining cost is expected to be recognized over a period of 3.6 years.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid
Class A Common Stock
October 13, 2017	December 22, 2017	$0.096667	January 5, 2018
December 20, 2017	March 23, 2018	$0.162500	April 5, 2018
June 8, 2018	June 25, 2018	$0.162500	July 5, 2018
September 7, 2018	September 25, 2018	$0.162500	October 5, 2018
Class C Common Stock
October 13, 2017	December 22, 2017	$0.096667	January 5, 2018
December 20, 2017	March 23, 2018	$0.162500	April 5, 2018
June 8, 2018	June 25, 2018	$0.162500	July 5, 2018
September 7, 2018	September 25, 2018	$0.162500	October 5, 2018
Series A Preferred Stock
December 8, 2017	December 22, 2017	$0.515625	January 5, 2018
March 9, 2018	March 23, 2018	$0.515625	April 5, 2018
June 8, 2018	June 25, 2018	$0.515625	July 5, 2018
September 7, 2018	September 25, 2018	$0.515625	October 5, 2018
Series B Preferred Stock
October 13, 2017	December 22, 2017	$5.00	January 5, 2018
January 12, 2018	January 25, 2018	$5.00	February 5, 2018
January 12, 2018	February 23, 2018	$5.00	March 5, 2018
January 12, 2018	March 23, 2018	$5.00	April 5, 2018
April 13, 2018	April 25, 2018	$5.00	May 4, 2018
April 13, 2018	May 25, 2018	$5.00	June 5, 2018
April 13, 2018	June 25, 2018	$5.00	July 5, 2018
July 10, 2018	July 25, 2018	$5.00	August 3, 2018
July 10, 2018	August 24, 2018	$5.00	September 5, 2018
July 10, 2018	September 25, 2018	$5.00	October 5, 2018
Series C Preferred Stock
December 8, 2017	December 22, 2017	$0.4765625	January 5, 2018
March 9, 2018	March 23, 2018	$0.4765625	April 5, 2018
June 8, 2018	June 25, 2018	$0.4765625	July 5, 2018
September 7, 2018	September 25, 2018	$0.4765625	October 5, 2018
Series D Preferred Stock
December 8, 2017	December 22, 2017	$0.4453125	January 5, 2018
March 9, 2018	March 23, 2018	$0.4453125	April 5, 2018
June 8, 2018	June 25, 2018	$0.4453125	July 5, 2018
September 7, 2018	September 25, 2018	$0.4453125	October 5, 2018

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

 Distributions declared and paid for the nine months ended September 30, 2018 were as follows (amounts in thousands):

	Distributions
2018	Declared	Paid
First Quarter
Class A Common Stock (1)	$(79)	$2,341
Class C Common Stock	—	7
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	2,921	2,816
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,270	1,270
OP Units	—	602
LTIP Units	175	53
Total first quarter 2018	$8,344	$11,146
Second Quarter
Class A Common Stock	$3,863	$3,858
Class C Common Stock	12	12
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	3,316	3,161
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,269
OP Units	1,013	1,013
LTIP Units	311	266
Total second quarter 2018	$13,841	$13,636
Third Quarter
Class A Common Stock	$3,847	$3,864
Class C Common Stock	12	12
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	3,779	3,631
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,269
OP Units	1,013	1,013
LTIP Units	297	272
Total third quarter 2018	$14,274	$14,118
Total	$36,459	$38,900

(1) On December 20, 2017, the Company’s Board authorized, and the Company declared, a quarterly dividend for the first quarter of 2018 equal to a quarterly rate of $0.1625 per share on the Class A and Class C common stock, payable to the stockholders of record as of March 23, 2018, which was paid in cash on April 5, 2018. Holders of OP and LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of the Class A common stock. The Company recorded an estimated accrued distribution at December 31, 2017 based on the Class A common stock outstanding. Due to the impact of the Class A common stock repurchase program that was initiated in February 2018, the distribution required based on the outstanding Class A common stock at the March 23, 2018 record date was lower than the accrued distribution recorded at December 31, 2017 and therefore, a negative declared distribution is reflected.

Note 14 – Commitments and Contingencies

The Company is subject to various legal actions and claims arising in the ordinary course of business. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations or liquidity of the Company.

Note 15 – Subsequent Events

Declaration of Dividends

Declaration Date	Payable to stockholders of record as of	Amount	Payable Date
Series B Preferred Stock
October 12, 2018	October 25, 2018	$5.00	November 5, 2018
October 12, 2018	November 23, 2018	$5.00	December 5, 2018
October 12, 2018	December 24, 2018	$5.00	January 4, 2019

Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock. A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate.

 Distributions Paid

The following distributions were paid to the Company's stockholders, as well as holders of OP and LTIP Units, subsequent to September 30, 2018 (amounts in thousands):

Shares	Declaration Date	Record Date	Date Paid	Distributions per Share	Total Distribution
Class A Common Stock	September 7, 2018	September 25, 2018	October 5, 2018	$0.162500	$3,847
Class C Common Stock	September 7, 2018	September 25, 2018	October 5, 2018	$0.162500	$12
Series A Preferred Stock	September 7, 2018	September 25, 2018	October 5, 2018	$0.515625	$2,950
Series B Preferred Stock	July 10, 2018	September 25, 2018	October 5, 2018	$5.000000	$1,316
Series C Preferred Stock	September 7, 2018	September 25, 2018	October 5, 2018	$0.4765625	$1,107
Series D Preferred Stock	September 7, 2018	September 25, 2018	October 5, 2018	$0.4453125	$1,269
OP Units	September 7, 2018	September 25, 2018	October 5, 2018	$0.162500	$1,012
LTIP Units	September 7, 2018	September 25, 2018	October 5, 2018	$0.162500	$279

Series B Preferred Stock	October 12, 2018	October 25, 2018	November 5, 2018	$5.000000	$1,365
Total					$13,157

Issuance of LTIP Units under the Third Amended 2014 Incentive Plans

On January 1, 2018, the Company granted certain long-term performance equity awards (each, an “Initial Long-Term Performance Award”) to various executive officers under the Second Amended 2014 Incentive Plans. Due to limitations on the number of LTIP Units available for issuance under the Second Amended 2014 Incentive Plans, the Initial Long-Term Performance Awards were, in the aggregate, approximately 81,000 LTIP Units (the “Shortfall LTIP Units”) lower than those to which the recipients were entitled pursuant to the terms of their respective employment agreements. On September 28, 2018, at the annual meeting of the Company’s stockholders, the stockholders approved the Third Amended 2014 Incentive Plans. The increased capacity under the Third Amended 2014 Incentive Plans enabled the Company to issue the Shortfall LTIP Units, and on October 4, 2018, the Company granted the Shortfall LTIP Units to the affected executive officers pursuant to their employment and service agreements. The awards, amounting to 80,798 LTIP Units, vest over a period of three years from the date of grant of each Initial Long-Term Performance Award, followed by immediate vesting based on successful achievement of the performance conditions.

In addition, on October 4, 2018, the Company granted 3,165 LTIP Units pursuant to the Third Amended 2014 Incentive Plans to the recently appointed independent member of the Board in payment of the prorated portion of the annual retainer. The LTIP Units vested immediately upon issuance.

North Creek Apartments Interests

On October 29, 2018, through BRG Leander Investor, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture with Stillwater Austin Investments, LLC to develop an approximately 259-unit, Class A apartment community located in Leander, Texas to be known as North Creek Apartments. The Company has made a capital commitment of $17.9 million to acquire 100% of the preferred equity interests in BR SW Leander JV, LLC, of which $4.8 million was funded on October 29, 2018. The Company will earn a current return of 8.5% and an accrued return of 4.0%, for a total preferred return of 12.5% on outstanding capital contributions.

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the factors included in this Quarterly Report on Form 10-Q, including those set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	use of proceeds of the Company’s securities offerings;

•	the competitive environment in which we operate;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

•	risks associated with geographic concentration of our investments;

•	decreased rental rates or increasing vacancy rates;

•	our ability to lease units in newly acquired or newly constructed apartment properties;

•	potential defaults on or non-renewal of leases by tenants;

•	creditworthiness of tenants;

•	our ability to obtain financing for and complete acquisitions under contract at the contemplated terms, or at all;

•	development and acquisition risks, including rising and unanticipated costs and failure of such acquisitions and developments to perform in accordance with projections;

•	the timing of acquisitions and dispositions;

•	the performance of our network of leading regional apartment owner/operators with which we invest through controlling positions in joint ventures;

•	potential natural disasters such as hurricanes, tornadoes and floods;

•	national, international, regional and local economic conditions;

•	Board determination as to timing and payment of dividends, and our ability to pay future distributions at the dividend rates we have paid historically;

•	the general level of interest rates;

•	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;

•	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;

•	lack of or insufficient amounts of insurance;

•	our ability to maintain our qualification as a REIT;

•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes;

•	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us or a subsidiary owned by us or acquired by us;

•	the possibility that the anticipated benefits from the Internalization of our former external Manager, or the Internalization, may not be realized or may take longer to realize than expected, or that unexpected costs or unexpected liabilities may arise from the Internalization;

•	our ability to manage the Internalization effectively or efficiently; and

•	the outcome of any legal proceedings that may be instituted against us or others following the announcement of the Internalization.

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

As of September 30, 2018, our portfolio consisted of interests in forty-three properties, thirty-two consolidated operating properties and eleven through preferred equity and mezzanine loan investments. Of the property interests held through preferred equity and mezzanine loan investments, two are under development, seven are in lease-up and two properties are stabilized. The forty-three properties contain an aggregate of 13,574 units, comprised of 10,774 consolidated operating units and 2,800 units through preferred equity and mezzanine loan investments. As of September 30, 2018, these properties, exclusive of our development properties, were approximately 95% occupied.

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

Significant Developments

During the nine months ended September 30, 2018, we acquired four stabilized properties, acquired additional interest in three stabilized properties, and increased the mezzanine loan in Flagler Village as discussed below.

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

Acquisition of Additional Interest in ARIUM at Palmer Ranch

On April 26, 2018, we, through subsidiaries of our Operating Partnership, purchased the non-controlling partner’s interest in ARIUM at Palmer Ranch for $4.2 million, increasing our indirect ownership interest in the property from 95.0% to 100.0%.

Acquisition of Additional Interest in ARIUM Gulfshore

On April 26, 2018, we, through subsidiaries of our Operating Partnership, purchased the non-controlling partner’s interest in ARIUM Gulfshore for $4.8 million, increasing our indirect ownership interest in the property from 95.0% to 100.0%.

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

Acquisition of Veranda at Centerfield

On July 26, 2018, we, through subsidiaries of our Operating Partnership, acquired a 93.0% interest in a 400-unit apartment community located in Houston, Texas, known as Veranda at Centerfield (“Veranda”) for approximately $40.2 million. The purchase price of $40.2 million was funded, in part, with a $26.1 million senior loan secured by the Veranda property.

Acquisition of Additional Interest in ARIUM Palms

On August 29, 2018, we, through subsidiaries of our Operating Partnership, purchased the non-controlling partner’s interest in ARIUM Palms for $3.0 million, increasing our indirect ownership interest in the property from 95.0% to 100.0%.

Notes and accrued interest receivable from related parties

During the nine months ended September 30, 2018, we restated and increased the mezzanine loan to Flagler JV by $21.0 million, to approximately $74.6 million. See Notes 6 to the interim Consolidated Financial Statements for additional information.

Recent Stock Offerings

During the nine months ended September 30, 2018 we continued to raise capital to finance our investment activities.

Series B Preferred Stock

We issued 79,936 shares of Series B Preferred Stock under a continuous registered offering with net proceeds of approximately $71.9 million after commissions and dealer manager fees of approximately $8.0 million during the nine months ended September 30, 2018.

Our total stockholders’ equity decreased $45.9 million from $222.8 million as of December 31, 2017 to $176.9 million as of September 30, 2018. The decrease in our total stockholders’ equity is primarily attributable to dividends declared of $33.7 million, repurchase of Class A common stock of $5.2 million and acquisition of non-controlling interests of $10.3 million during the nine months ended September 30, 2018.

Results of Operations

The following is a summary of our stabilized consolidated operating real estate investments as of September 30, 2018:

Multifamily Community Name	Location	Number of Units	Date Built/Renovated (1)	Ownership Interest	Average Rent (2)	% Occupied (3)
ARIUM at Palmer Ranch	Sarasota, FL	320	2016	100.0%	$1,283	94%
ARIUM Glenridge	Atlanta, GA	480	1990	90.0%	1,163	92%
ARIUM Grandewood	Orlando, FL	306	2005	100.0%	1,363	96%
ARIUM Gulfshore	Naples, FL	368	2016	100.0%	1,249	93%
ARIUM Hunter’s Creek	Orlando, FL	532	1999	100.0%	1,349	94%
ARIUM Metrowest	Orlando, FL	510	2001	100.0%	1,326	95%
ARIUM Palms	Orlando, FL	252	2008	100.0%	1,332	94%
ARIUM Pine Lakes	Port St. Lucie, FL	320	2003	85.0%	1,241	93%
ARIUM Westside	Atlanta, GA	336	2008	90.0%	1,532	98%
Ashton Reserve	Charlotte, NC	473	2015	100.0%	1,079	93%
Citrus Towers	Orlando, FL	336	2006	96.8%	1,273	94%
Enders Place at Baldwin Park	Orlando, FL	220	2003	92.0%	1,749	95%
James on South First	Austin, TX	250	2016	90.0%	1,248	98%
Marquis at Crown Ridge	San Antonio, TX	352	2009	90.0%	971	93%
Marquis at Stone Oak	San Antonio, TX	335	2007	90.0%	1,410	95%
Marquis at The Cascades	Tyler, TX	582	2009	90.0%	1,091	97%
Marquis at TPC	San Antonio, TX	139	2008	90.0%	1,468	96%
Outlook at Greystone	Birmingham, AL	300	2007	100.0%	917	96%
Park & Kingston	Charlotte, NC	168	2015	100.0%	1,244	98%
Plantation Park	Lake Jackson, TX	238	2016	80.0%	1,390	97%
Preston View	Morrisville, NC	382	2000	100.0%	1,074	96%
Roswell City Walk	Roswell, GA	320	2015	98.0%	1,528	94%
Sands Parc	Daytona Beach, FL	264	2017	100.0%	1,306	96%
Sorrel	Frisco, TX	352	2015	95.0%	1,284	93%
Sovereign	Fort Worth, TX	322	2015	95.0%	1,329	95%
The Brodie	Austin, TX	324	2001	92.5%	1,250	99%
The Links at Plum Creek	Castle Rock, CO	264	2000	88.0%	1,417	94%
The Mills	Greenville, SC	304	2013	100.0%	1,027	93%
The Preserve at Henderson Beach	Destin, FL	340	2009	100.0%	1,358	96%
Veranda at Centerfield	Houston, TX	400	1999	93.0%	916	94%
Villages of Cypress Creek	Houston, TX	384	2001	80.0%	1,090	96%
Wesley Village	Charlotte, NC	301	2010	100.0%	1,352	95%
Total/Average		10,774			$1,253	95%

(1) Represents date of last significant renovation or year built if there were no renovations.

(2) Represents the average effective monthly rent per occupied unit for the three months ended September 30, 2018. Total concessions for the three months ended September 30, 2018 amounted to approximately $0.9 million.

(3) Percent occupied is calculated as (i) the number of units occupied as of September 30, 2018, divided by (ii) total number of units, expressed as a percentage.

The following is a summary of our preferred equity and mezzanine loan investments as of September 30, 2018:

Multifamily Community Name	Location	Actual/ Planned Number of Units	Total Actual/ Estimated Construction Cost (in millions)	Cost to Date (in millions)	Actual/ Estimated Construction Cost Per Unit	Actual/ Estimated Initial Occupancy	Actual/ Estimated Construction Completion	Pro Forma Average Rent (1)
Whetstone (2)	Durham, NC	204	$37.0	$37.0	$181,373	3Q14	3Q15	$1,311
Alexan CityCentre	Houston, TX	340	83.2	80.6	244,706	2Q17	4Q17	2,144
Helios	Atlanta, GA	282	51.4	50.4	182,270	2Q17	4Q17	1,486
Alexan Southside Place	Houston, TX	270	49.0	47.0	181,481	4Q17	1Q18	2,012
Leigh House, formerly Lake Boone Trail	Raleigh, NC	245	40.2	39.3	164,082	3Q17	3Q18	1,271
Vickers Historic Roswell, formerly Vickers Village	Roswell, GA	79	31.1	29.7	393,671	2Q18	3Q18	3,176
Cade Boca Raton, formerly APOK Townhomes	Boca Raton, FL	90	28.9	26.3	321,111	4Q18	1Q19	2,549
Arlo, formerly West Morehead	Charlotte, NC	286	60.0	52.4	209,790	2Q18	2Q19	1,507
Domain at The One Forty, formerly Domain	Garland, TX	299	52.6	46.1	175,920	2Q18	2Q19	1,469
Novel Perimeter, formerly Crescent Perimeter	Atlanta, GA	320	70.0	64.5	218,750	3Q18	2Q19	1,749
Flagler Village	Fort Lauderdale, FL	385	135.4	53.6	351,688	2Q20	3Q20	2,352
Total Average		2,800						$1,817

(1) Represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization.

(2) Represents the average effective monthly rent per occupied unit for the three months ended September 30, 2018.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenue

Net rental income increased $12.6 million, or 51%, to $37.4 million for the three months ended September 30, 2018 as compared to $24.8 million for the same prior year period. Net rental income increased $11.3 million from the acquisition of four properties in 2018 and the full period impact of six properties acquired in 2017, and a $1.3 million increase from same store properties.

Other property revenue increased $1.6 million, or 49%, to $4.8 million for the three months ended September 30, 2018 as compared to $3.2 million for the same prior year period. Other property revenues increased $1.5 million from the acquisition of four properties in 2018 and the full period impact of six properties acquired in 2017, and a $0.03 million increase from same store properties.

Interest income from related parties increased $3.6 million, or 169%, to $5.7 million for the three months ended September 30, 2018 as compared to $2.1 million for the same prior year period due to increases in the average balance of mezzanine loans outstanding.

Expenses

Property operating expenses increased $5.9 million, or 49%, to $18.0 million for the three months ended September 30, 2018 as compared to $12.1 million for the same prior year period. Property operating expenses increased $5.3 million from the acquisition of four properties in 2018 and the full period impact of six properties acquired in 2017, and a $0.7 million increase from same store properties. Property NOI margins increased to 57.4% of total revenues for the three months ended September 30, 2018 from 57.0% in the prior year quarter. Property NOI margins are computed as total property revenues less property operating expenses, divided by total property revenues.

Property management fees expense increased $0.4 million, or 46%, to $1.1 million for the three months ended September 30, 2018 as compared to $0.8 million in the same prior year period. Property management fees increased $0.3 million from the acquisition of four properties in 2018 and the full period impact of six properties acquired in 2017.

 General and administrative expenses amounted to $4.7 million for the three months ended September 30, 2018 as compared to $1.1 million for the same prior year period. Excluding non-cash equity compensation expense of $1.7 million and $0.1 million for the three months ended September 30, 2018 and 2017, respectively, general and administrative expenses were $3.0 million, or 6.4%, of revenues for the three months ended September 30, 2018, as compared to $1.0 million, or 3.2%, of revenues, for the same prior year period. This increase can be primarily attributed to the impact of the Internalization as we are now incurring expenses that were previously covered by the management fees payable to our former Manager, described below. Combined general and administrative expenses and management fees increased $0.8 million to $4.7 million for the three months ended September 30, 2018 as compared to $3.9 million for the three months ended September 30, 2017.

Management fees to related parties were eliminated in conjunction with the Internalization. Base management fees of $2.8 million were expensed in the three months ended September 30, 2017. No incentive management fees were expensed in the three months ended September 30, 2017. Management fees of $2.8 million for the quarter ended September 30, 2017 were paid in LTIP Units in lieu of cash.

Management internalization expenses were $0.8 million in the three months ended September 30, 2017 and were related to the Internalization which closed on October 31, 2017.

Weather-related losses, net were minimal for the three months ended September 30, 2018 as compared to $0.7 million for the same prior year period. Weather-related losses incurred in the three months ended September 30, 2017 were related to damages sustained from Hurricane Irma at six properties in Florida and three properties in Georgia.

Depreciation and amortization expenses were $15.4 million for the three months ended September 30, 2018 as compared to $11.8 million for the same prior year period. Depreciation and amortization expenses increased $5.9 million from the acquisition of four properties in 2018 and the full period impact of six properties acquired in 2017, offset by a $2.2 million decrease from same store properties.

Other Income and Expense

Other income and expense amounted to expense of $11.7 million for the three months ended September 30, 2018 compared to $4.7 million for the same prior year period. Interest expense increased $5.5 million, or 75%, to $12.9 million for the three months ended September 30, 2018 as compared to $7.4 million for the same prior year period due to the increased amount of properties and an increase in debt to fund the property acquisitions. Loss on extinguishment of debt and modification costs increased $1.6 million due to the refinancing of debt at various properties.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenue

Net rental income increased $32.6 million, or 45%, to $104.8 million for the nine months ended September 30, 2018 as compared to $72.2 million for the same prior year period. Net rental income increased $38.0 million from the acquisition of four properties in 2018 and the full period impact of twelve properties acquired in 2017, and a $2.4 million increase from same store properties, offset by a $7.8 million decrease in net rental income driven by the sales of four properties in 2017.

Other property revenue increased $4.4 million, or 48%, to $13.4 million for the nine months ended September 30, 2018 as compared to $9.0 million for the same prior year period. Other property revenues increased $4.8 million from the acquisition of four properties in 2018 and the full period impact of twelve properties acquired in 2017, and a $0.5 million increase from same store properties, offset by a $0.9 million decrease in other property revenues driven by the sales of four properties in 2017.

Interest income from related parties increased $10.8 million, or 188%, to $16.5 million for the nine months ended September 30, 2018 as compared to $5.7 million for the same prior year period due to increases in the average balance of mezzanine loans outstanding.

Expenses

Property operating expenses increased $16.3 million, or 48%, to $50.5 million for the nine months ended September 30, 2018 as compared to $34.2 million for the same prior year period. Property operating expenses increased $18.2 million from the acquisition of four properties in 2018 and the full period impact of twelve properties acquired in 2017, and a $1.6 million increase from same store properties, offset by a $3.4 million decrease in property operating expenses driven by the sales of four properties in 2017. Property NOI margins decreased to 57.3% of total revenues for the nine months ended September 30, 2018 from 57.9% in the prior year period. Property margins have been impacted by the sales of stabilized properties owned for longer time periods and the recent purchase of assets that have not yet achieved the same level of operational efficiency. Property NOI margins are computed as total property revenues less property operating expenses, divided by total property revenues.

Property management fees expense increased $1.0 million, or 43%, to $3.2 million for the nine months ended September 30, 2018 as compared to $2.3 million in the same prior year period. Property management fees increased $1.2 million from the acquisition of four properties in 2018 and the full period impact of twelve properties acquired in 2017, offset by a $0.2 million decrease in property management fees driven by the sales of four properties in 2017.

 General and administrative expenses amounted to $13.9 million for the nine months ended September 30, 2018 as compared to $4.2 million for the same prior year period. Excluding non-cash equity compensation expense of $5.1 million and $1.3 million for the nine months ended September 30, 2018 and 2017, respectively, general and administrative expenses were $8.8 million, or 6.6%, of revenues for the nine months ended September 30, 2018, as compared to $2.9 million, or 3.4%, of revenues for the same prior year period. This increase can be primarily attributed to the impact of the Internalization as we are now incurring expenses that were previously covered by the management fees payable to our former Manager, described below. Combined general and administrative expenses and management fees decreased $2.1 million to $13.9 million for the nine months ended September 30, 2018 as compared to $16.0 million for the nine months ended September 30, 2017.

Management fees to related parties were eliminated in conjunction with the Internalization. Base management fees of $7.8 million were expensed in the nine months ended September 30, 2017. Incentive management fees of $4.0 million were expensed in the nine months ended September 30, 2017. Management fees of $11.7 million for the nine months ended September 30, 2017 were paid in LTIP Units in lieu of cash.

Acquisition and pursuit costs were $0.1 million for the nine months ended September 30, 2018 as compared to $3.2 million for the same prior year period. Substantially all the expenses for the nine months ended September 30, 2017 were due to the Company’s decision to abandon the proposed East San Marco Property development and write off the pre-acquisition costs that had been incurred. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Management internalization expenses were $1.6 million in the nine months ended September 30, 2017 and were related to the Internalization which closed on October 31, 2017.

Weather-related losses, net were $0.2 million for the nine months ended September 30, 2018 as compared to $0.7 million for the same prior year period. Weather-related losses incurred in the nine months ended September 30, 2018 primarily related to freeze damages at three properties in North Carolina and one property in Texas. Weather-related losses incurred in the nine months ended September 30, 2017 were related to damages sustained from Hurricane Irma at six properties in Florida and three properties in Georgia.

Depreciation and amortization expenses were $45.8 million for the nine months ended September 30, 2018 as compared to $33.1 million for the same prior year period. Depreciation and amortization expenses increased $17.8 million from the acquisition of four properties in 2018 and the full period impact of twelve properties acquired in 2017, offset by a $2.0 million decrease driven by the sales of four properties in 2017 and a $3.1 million decrease from same store properties.

Other Income and Expense

Other income and expense amounted to expense of $30.5 million for the nine months ended September 30, 2018 compared to income of $44.2 million for the same prior year period. Interest expense increased $13.7 million, or 62%, to $36.1 million for the nine months ended September 30, 2018 as compared to $22.3 million for the same prior year period due to the increased amount of properties and an increase in debt to fund the property acquisitions. The balance of the difference was primarily due to $60.3 million of gains on the sales of properties during the nine months ended September 30, 2017.

Property Operations

We define “same store” properties as those that we owned and operated for the entirety of both periods being compared, except for properties that are in the construction or lease-up phases, or properties that are undergoing development or significant redevelopment. We move properties previously excluded from our same store portfolio for these reasons into the same store designation once they have stabilized or the development or redevelopment is complete and such status has been reflected fully in all quarters during the applicable periods of comparison. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property stabilized upon attainment of 90% physical occupancy.

For comparison of our three months ended September 30, 2018 and 2017, the same store properties included properties owned at July 1, 2017. Our same store properties for the period were Enders Place at Baldwin Park, ARIUM Grandewood, Park & Kingston, Ashton Reserve, ARIUM Palms, Sorrel, Sovereign, ARIUM Gulfshore, ARIUM at Palmer Ranch, The Preserve at Henderson Beach, ARIUM Westside, ARIUM Pine Lakes, James on South First, ARIUM Glenridge, Roswell City Walk, The Brodie, Preston View, Wesley Village, Marquis at Crown Ridge, Marquis at Stone Oak, Marquis at The Cascades and Marquis at TPC.  For comparison of our nine months ended September 30, 2018 and 2017, the same store properties included properties owned at January 1, 2017. Our same store properties for the period were Enders Place at Baldwin Park, ARIUM Grandewood, Park & Kingston, Ashton Reserve, ARIUM Palms, Sorrel, Sovereign, ARIUM Gulfshore, ARIUM at Palmer Ranch, The Preserve at Henderson Beach, ARIUM Westside, ARIUM Pine Lakes, James on South First, ARIUM Glenridge, Roswell City Walk and The Brodie.

The following tables present the same store and non-same store results from operations for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended September 30,		Change
	2018	2017	$	%
Property Revenues
Same Store	$29,004	$27,682	$1,322	4.8%
Non-Same Store	13,171	352	12,819	3,641.8%
Total property revenues	42,175	28,034	14,141	50.4%

Property Expenses
Same Store	12,553	11,864	689	5.8%
Non-Same Store	5,418	196	5,222	2,664.3%
Total property expenses	17,971	12,060	5,911	49.0%

Same Store NOI	16,451	15,818	633	4.0%
Non-Same Store NOI	7,753	156	7,597	4,869.9%
Total NOI (1)	$24,204	$15,974	$8,230	51.5%

	Nine Months Ended September 30,		Change
	2018	2017	$	%
Property Revenues
Same Store	$63,075	$60,210	$2,865	4.8%
Non-Same Store	55,098	21,053	34,045	161.7%
Total property revenues	118,173	81,263	36,910	45.4%

Property Expenses
Same Store	26,741	25,189	1,552	6.2%
Non-Same Store	23,763	9,016	14,747	163.6%
Total property expenses	50,504	34,205	16,299	47.7%

Same Store NOI	36,334	35,021	1,313	3.7%
Non-Same Store NOI	31,335	12,037	19,298	160.3%
Total NOI (1)	$67,669	$47,058	$20,611	43.8%

(1) See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Same store NOI for the three months ended September 30, 2018 increased 4.0%, or $0.63 million, compared to the 2017 period. There was a 4.8% increase in same store property revenues as compared to the 2017 period. The increase was primarily attributable to a 4.3% increase in average rental rates; twenty of our twenty-two same store properties recognized rental rate increases during the period. In addition, average occupancy increased 10 basis points to 94.5%. Same store expenses for the three months ended September 30, 2018 increased 5.8%, or $0.69 million, compared to the 2017 period. The increase is primarily due to $0.40 million of additional real estate taxes due to higher valuations by municipalities, $0.17 million due to recurring annual maintenance incurred in the current year on certain properties which was not required in the prior year as the properties were undergoing renovations, and $0.11 million related to payroll increase.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during 2017 and 2018; the 2018 non-same store property count was 10 compared to 2 properties for the 2017 period. The results of operations for acquired properties have been included in our consolidated statements of operations from the date of acquisition and the results of operations for disposed properties have been excluded from the consolidated statements of operations since the date of disposition.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Same store NOI for the nine months ended September 30, 2018 increased 3.7%, or $1.31 million, compared to the 2017 period. There was a 4.8% increase in same store property revenues as compared to the 2017 period. The increase was primarily attributable to a 4.7% increase in average rental rates and offset by a 40 basis point decrease in occupancy. The remaining increase was due to a $0.46 million increase in resident fees derived from implementing trash fees at twelve same store properties, telecommunication royalty programs and a general increase in resident fees, such as pet, pest and late fees. Same store expenses for the nine months ended September 30, 2018 increased 6.2%, or $1.55 million, compared to the 2017 period, primarily due to a $0.97 million increase in real estate taxes due to higher valuations by municipalities and lower tax expense in the 2017 period relating to favorable tax true-ups. The remaining increase is attributable to the recurring annual maintenance incurred in current year on certain properties which was not required in prior year as the properties were undergoing renovations and annual utility rate increases.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during 2017 and 2018; the 2018 non-same store property count was 16 compared to 12 properties for the 2017 period. The results of operations for acquired properties have been included in our consolidated statements of operations from the date of acquisition and the results of operations for disposed properties have been excluded from the consolidated statements of operations since the date of disposition.

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

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net loss attributable to common shares together with a reconciliation to NOI and to same store and non-same store contributions to consolidated NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net (loss) income attributable to common shares	$(10,334)	$(12,017)	$(29,973)	$563
Add back: Net (loss) income attributable to operating partnership units	(3,157)	(125)	(8,841)	4
Net (loss) income attributable to common shares and units	(13,491)	(12,142)	(38,814)	567
Add common stockholders and operating partnership units pro-rata share of:
Depreciation and amortization	14,497	10,883	43,318	30,221
Non-real estate depreciation and amortization	77	-	216	-
Non-cash interest expense	915	249	2,977	1,510
Unrealized gain on derivatives	(225)	-	(225)	-
Property management fees	1,077	725	3,033	2,042
Management fees	-	2,802	-	11,733
Acquisition and pursuit costs	7	15	78	3,072
Loss on extinguishment of debt and modification costs	1,573	-	2,226	1,551
Corporate operating expenses	4,667	1,103	13,864	4,249
Management internalization	-	826	-	1,647
Weather-related losses, net	13	642	178	642
Preferred dividends	9,105	7,038	25,995	19,271
Preferred stock accretion	1,631	905	4,141	1,889
Less common stockholders and operating partnership units pro-rata share of:
Other income	-	-	-	16
Preferred returns and equity in income of unconsolidated real estate joint ventures	2,789	2,688	7,877	7,865
Interest income from related parties	5,702	2,120	16,532	5,741
Gain on sale of joint venture interests, net of fees	-	-	-	6,399
Gain on sale of real estate investments	-	-	-	34,313
Pro-rata share of properties' income	11,355	8,238	32,578	24,060
Add:
Noncontrolling interest pro-rata share of partially owned property income	660	616	1,855	2,405
Total property income	12,015	8,854	34,433	26,465
Add:
Interest expense	12,189	7,120	33,236	20,593
Net operating income	24,204	15,974	67,669	47,058
Less:
Non-same store net operating income	7,753	156	31,335	12,037
Same store net operating income	$16,451	$15,818	$36,334	$35,021

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

We believe the properties underlying our real estate investments are performing well. We had a portfolio-wide debt service coverage ratio of 1.86x and occupancy of 95%, exclusive of our development properties, at September 30, 2018.

In general, we believe our available cash balances, the proceeds from our continuous offering of Series B Preferred Stock, the Senior and Junior Credit Facilities, the Fannie Facility, other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. We expect that properties added to our portfolio with the proceeds from the continuous offering of Series B Preferred Stock and from the credit facilities will have a positive impact on our future results of operations. In general, we expect that our results related to our portfolio will improve in future periods as a result of anticipated future investments in and acquisitions of real estate.

We believe we will be able to meet our primary liquidity requirements going forward through:

•	$26.4 million in cash available at September 30, 2018;

•	cash generated from operating activities; and

•	our continuous Series B Preferred Stock Offering, proceeds from future borrowings and potential offerings, including potential offerings of common and preferred stock through underwritten offerings, as well as issuances of units of limited partnership interest in our Operating Partnership, or OP Units.

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

In February 2018, we announced a stock repurchase program to purchase up to $25 million of our outstanding shares of Class A common stock over a period of one year. We purchased 637,733 shares of Class A common stock during the nine months ended September 30, 2018 for a total purchase price of $5.2 million.

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

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. We entered into the Senior Credit Facility on October 4, 2017, and the Junior Credit Facility on March 20, 2018, and we believe these facilities will enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. Additionally, we instituted the Fannie Facility, under which we closed our first property on April 30, 2018. We expect the combination of these facilities to provide us flexibility by allowing us, among other things, to use borrowings under our Senior Credit Facility and Junior Credit Facility to acquire properties pending placement of permanent mortgage indebtedness, including under the Fannie Facility. In addition to restrictive covenants, these credit facilities contain material financial covenants. At September 30, 2018, we were in compliance with all covenants under our credit facilities. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

We expect to maintain a distribution paid to our Series A Preferred Stock, our Series B Preferred Stock, our Series C Preferred Stock and our Series D Preferred Stock in accordance with the terms of those securities which require monthly or quarterly dividends depending on the series. On December 20, 2017, we announced that our Board revised the dividend policy for the Class A Common Stock and set an annual dividend rate of $0.65 per share. The Board’s evaluation considered a number of factors including, but not limited to, achieving a sustainable dividend covered by current recurring AFFO (vs. pro forma AFFO), multifamily and small cap peer dividend rates and payout ratios, providing financial flexibility for the Company, and achieving an appropriate balance between the retention of capital to invest and grow net asset value and the importance of current distributions. While our policy is generally to pay distributions from cash flow from operations, our distributions through September 30, 2018 have been paid from cash flow from operations, proceeds from our continuous Series B Preferred Stock offering, proceeds from underwritten securities offerings, and sales of assets and may in the future be paid from additional sources, such as from borrowings.

In conjunction with the Internalization, we will no longer be responsible for paying the base management fee or incentive fee, and to the extent that we will be paying additional general and administrative expenses in replacement thereof, they will be paid in cash or LTIP Units.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of September 30, 2018, we own interests in eleven joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

Cash Flows from Operating Activities

As of September 30, 2018, we owned indirect equity interests in forty-three real estate properties, thirty-two consolidated operating properties and eleven through preferred equity and mezzanine loan investments.  During the nine months ended September 30, 2018, net cash provided by operating activities was $45.7 million.  After the net loss of $9.5 million was adjusted for $46.7 million of non-cash items, net cash provided by operating activities consisted of the following:

•	distributions and preferred returns from unconsolidated joint ventures of $7.1 million;

•	increase in accounts payable and other accrued liabilities of $11.2 million, offset by:

•	increase in accounts receivable, prepaid expenses and other assets of $7.7 million;

•	and $2.1 million decrease in payables due to affiliates.

Cash Flows from Investing Activities

During the nine months ended September 30, 2018, net cash used in investing activities was $240.8 million, primarily due to the following:

•	$186.1 million used in acquiring consolidated real estate investments;

•	$27.6 million used in additional investments in unconsolidated joint ventures and notes receivable;

•	$14.9 million used on capital expenditures; and

•	$12.2 million used in purchase of interests from noncontrolling interests.

Cash Flows from Financing Activities

During the nine months ended September 30, 2018, net cash provided by financing activities was $189.0 million, primarily due to the following:

•	borrowings of $396.8 million on mortgages payable;

•	net proceeds of $162.0 million from the Senior and Junior Credit Facilities;

•	net proceeds of $71.1 million from issuance of Series B Preferred stock and associated Warrants;

•	$6.4 million of contributions from noncontrolling interests;

•	partially offset by $4.6 million in distributions paid to our noncontrolling interests;

•	$166.7 million in repayments on revolving credit facilities;

•	$10.1 million paid in cash distributions to common stockholders;

•	$25.6 million paid in cash distributions to preferred stockholders;

•	$5.2 million paid for repurchase of Class A common stock;

•	$2.2 million paid in cash to purchase interest rate caps;

•	$6.1 million increase in deferred financing costs; and

•	$226.8 million of repayments of our mortgages payable.

Capital Expenditures

The following table summarizes our total capital expenditures for the nine months ended September 30, 2018 and 2017 (amounts in thousands):

	Nine Months Ended September 30,
	2018	2017
New development	$—	$21,019
Redevelopment/renovations	10,317	10,178
Routine capital expenditures	4,551	2,328
Total capital expenditures	$14,868	$33,525

We define redevelopment and renovation costs as non-recurring capital expenditures for significant projects that upgrade units or common areas and projects that are revenue enhancing for the nine months ended September 30, 2018. We define routine capital expenditures as capital expenditures that are incurred at every property and exclude development, investment, revenue enhancing and non-recurring capital expenditures.

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

Core FFO makes certain adjustments to FFO, removing the effect of items that do not reflect ongoing property operations such as stock compensation expense, acquisition expenses, unrealized gains or losses on derivatives, losses on extinguishment of debt and modification costs (includes prepayment penalties incurred and the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt), non-cash interest, one-time weather-related costs, and preferred stock accretion. We believe that Core FFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core recurring property operations. As a result, we believe that Core FFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential.

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

We have acquired interests in eight additional operating properties subsequent to September 30, 2017. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

The table below presents our calculation of FFO, Core FFO and AFFO for the three and nine months ended September 30, 2018 and 2017 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net (loss) income attributable to common shares	$(10,334)	$(12,017)	$(29,973)	$563
Add back: Net (loss) income attributable to operating partnership units	(3,157)	(125)	(8,841)	4
Net (loss) income attributable to common shares and units	(13,491)	(12,142)	(38,814)	567

Common stockholders and operating partnership units pro-rata share of:
Real estate depreciation and amortization	14,497	10,883	43,318	30,221
Gain on sale of joint venture interests, net	—	—	—	(6,399)
Gain on sale of real estate investments	—	—	—	(34,313)
FFO Attributable to Common Shares and Units	1,006	(1,259)	4,504	(9,924)
Common stockholders and operating partnership units pro-rata share of:
Acquisition and pursuit costs	7	15	78	3,072
Non-cash interest expense	915	249	2,977	1,510
Unrealized gain on derivatives	(225)	—	(225)	—
Loss on extinguishment of debt and modification costs	1,573	—	2,226	1,551
Weather-related losses, net	13	642	178	642
Non-real estate depreciation and amortization (1)	77	—	216	—
Non-recurring income	—	—	—	(16)
Non-cash preferred returns and equity in income of unconsolidated real estate joint ventures	(236)	(498)	(700)	(990)
Management internalization	—	826	—	1,647
Non-cash equity compensation	1,621	2,931	5,039	13,050
Preferred stock accretion	1,631	905	4,141	1,889
Core FFO Attributable to Common Shares and Units	$6,382	$3,811	$18,434	$12,431

Common stockholders and operating partnership units pro-rata share of:
Normally recurring capital expenditures (2)	(685)	(392)	(1,834)	(1,021)
AFFO Attributable to Common Shares and Units	$5,697	$3,419	$16,600	$11,410

Per Share and Unit Information:
FFO Attributable to Common Shares and Units - diluted	$0.03	$(0.05)	$0.15	$(0.38)

Core FFO Attributable to Common Shares and Units - diluted	$0.21	$0.14	$0.60	$0.48

AFFO Attributable to Common Shares and Units - diluted	$0.18	$0.13	$0.54	$0.44

Weighted average common shares and units outstanding - diluted	30,994,530	26,749,092	30,896,740	26,129,840

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

Subsequent to issuing our Form 10-K for the year ended December 31, 2017, we revised our presentation of AFFO attributable to common stockholders to reflect AFFO attributable to common shares and units. The weighted average diluted shares and units outstanding used to calculate AFFO per share now includes noncontrolling interests – operating partnership units. As our presentation now includes the impact of AFFO attributable to operating partnership units, and as shares and units are treated on a one-for-one basis, there is no change to AFFO per share. We have modified our presentation of FFO and AFFO for the three and nine months ended September 30, 2017 to conform to the revised presentation.

Operating cash flow, FFO and AFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and AFFO, such as tenant improvements, building improvements and deferred leasing costs.

Presentation of this information is intended to assist the reader in comparing the sustainability of the operating performance of different REITs, although it should be noted that not all REITs calculate FFO or AFFO the same way, so comparisons with other REITs may not be meaningful.  FFO or AFFO should not be considered as an alternative to net income (loss) or as an indication of our liquidity, nor is either indicative of funds available to fund our cash needs, including our ability to make distributions.  Both FFO and AFFO should be reviewed in connection with other GAAP measurements.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2018 (in thousands) which consisted of mortgage notes secured by our properties and revolving credit facilities. At September 30, 2018, our estimated future required payments on these obligations were:

		Remainder of
	Total	2018	2019-2020	2021-2022	Thereafter
Mortgages Payable (Principal)	$1,116,094	$1,392	$38,159	$107,555	$968,988
Revolving Credit Facilities	62,959	-	62,959	-	-
Estimated Interest Payments on Mortgages Payable and Revolving Credit Facilities	266,230	11,805	92,894	84,506	77,025
Total	$1,445,283	$13,197	$194,012	$192,061	$1,046,013

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid
Class A Common Stock
October 13, 2017	December 22, 2017	$0.096667	January 5, 2018
December 20, 2017	March 23, 2018	$0.162500	April 5, 2018
June 8, 2018	June 25, 2018	$0.162500	July 5, 2018
September 7, 2018	September 25, 2018	$0.162500	October 5, 2018
Class C Common Stock
October 13, 2017	December 22, 2017	$0.096667	January 5, 2018
December 20, 2017	March 23, 2018	$0.162500	April 5, 2018
June 8, 2018	June 25, 2018	$0.162500	July 5, 2018
September 7, 2018	September 25, 2018	$0.162500	October 5, 2018
Series A Preferred Stock
December 8, 2017	December 22, 2017	$0.515625	January 5, 2018
March 9, 2018	March 23, 2018	$0.515625	April 5, 2018
June 8, 2018	June 25, 2018	$0.515625	July 5, 2018
September 7, 2018	September 25, 2018	$0.515625	October 5, 2018
Series B Preferred Stock
October 13, 2017	December 22, 2017	$5.00	January 5, 2018
January 12, 2018	January 25, 2018	$5.00	February 5, 2018
January 12, 2018	February 23, 2018	$5.00	March 5, 2018
January 12, 2018	March 23, 2018	$5.00	April 5, 2018
April 13, 2018	April 25, 2018	$5.00	May 4, 2018
April 13, 2018	May 25, 2018	$5.00	June 5, 2018
April 13, 2018	June 25, 2018	$5.00	July 5, 2018
July 10, 2018	July 25, 2018	$5.00	August 3, 2018
July 10, 2018	August 24, 2018	$5.00	September 5, 2018
July 10, 2018	September 25, 2018	$5.00	October 5, 2018
Series C Preferred Stock
December 8, 2017	December 22, 2017	$0.4765625	January 5, 2018
March 9, 2018	March 23, 2018	$0.4765625	April 5, 2018
June 8, 2018	June 25, 2018	$0.4765625	July 5, 2018
September 7, 2018	September 25, 2018	$0.4765625	October 5, 2018
Series D Preferred Stock
December 8, 2017	December 22, 2017	$0.4453125	January 5, 2018
March 9, 2018	March 23, 2018	$0.4453125	April 5, 2018
June 8, 2018	June 25, 2018	$0.4453125	July 5, 2018
September 7, 2018	September 25, 2018	$0.4453125	October 5, 2018

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

Distributions paid for the nine months ended September 30, 2018 and 2017, respectively, were funded from cash provided by operating activities except with respect to $9.6 million for the nine months ended September 30, 2017, which was funded from sales of real estate, borrowings, and/or proceeds from our equity offerings.

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash provided by operating activities	$45,677	$33,261

Cash distributions to preferred shareholders	$(25,587)	$(18,550)
Cash distributions to common shareholders	(10,094)	(22,235)
Cash distributions to noncontrolling interests, excluding $27.9 million from sale of real estate investments in 2017	(4,625)	(2,031)
Total distributions	(40,306)	(42,816)

Excess (shortfall)	$5,371	$(9,555)

Proceeds from sale of joint venture interests	$-	$17,603
Proceeds from sale of real estate investments, net of noncontrolling distribution of $27.9 million in 2017	$-	$44,028

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 and Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to the interim Consolidated Financial Statements.

Subsequent Events

Other than the items disclosed in Note 15, “Subsequent Events” to our interim Consolidated Financial Statements for the period ended September 30, 2018, no material events have occurred that required recognition or disclosure in these financial statements.  See Note 15 to our interim Consolidated Financial Statements for discussion.

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

	($ in thousands)
	2018	2019	2020	2021	2022	Thereafter	Total
Mortgage Notes Payable	$1,392	$7,367	$30,792	$15,980	$91,575	$968,988	$1,116,094
Average Interest Rate	3.99%	4.01%	3.64%	3.96%	3.70%	3.97%	3.94%
Revolving Credit Facilities	-	-	$62,959	-	-	-	$62,959
Average Interest Rate	-	-	4.40%	-	-	-	4.40%

The fair value (in thousands) is estimated at $1,092.6 million for mortgages payable as of September 30, 2018.

The table above incorporates those exposures that exist as of September 30, 2018; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

As of September 30, 2018, a 100-basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would result in an increase in interest expense of approximately $673,000 or decrease by $1,072,000, respectively, for the quarter ended September 30, 2018.

As of September 30, 2018, we had twelve interest rate caps, which are not accounted for as hedges, that we primarily use as part of our interest rate risk management strategy. Our interest rate caps effectively limit our exposure to interest rate risk by providing a ceiling on the underlying variable interest rates of our tax-exempt variable rate debt.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2018, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2018, our total indebtedness was approximately $1,179 million, and we may incur significant additional debt in the future. The Preferred Stock is subordinate to all of our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. Our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and as of the date of this filing, we have issued 5,721,460 shares of Series A Preferred Stock, 279,922 shares of Series B Preferred Stock, 2,323,750 shares of Series C Preferred Stock and 2,850,602 shares of Series D Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Preferred Stock would dilute the interests of the holders of shares of Preferred Stock, and any issuance of preferred stock senior to the Preferred Stock or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Preferred Stock. We may issue preferred stock on parity with the Preferred Stock without the consent of the holders of the Preferred Stock. Other than the Asset Coverage Ratio, our letter agreement with Cetera Financial Group, Inc. pertaining to our Series B Preferred Stock that requires us to maintain a preferred dividend coverage ratio and the right of holders to cause us to redeem the Series A Preferred Stock and Series C Preferred Stock upon a Change of Control/Delisting, none of the provisions relating to the Preferred Stock relate to or limit our indebtedness or afford the holders of shares of Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of shares of Preferred Stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1	Third Amended and Restated 2014 Equity Incentive Plan for Individuals, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 2, 2018

10.2	Third Amended and Restated 2014 Equity Incentive Plan for Entities, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 2, 2018

10.3	Tenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P. entered into as of August 6, 2018, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018

10.4	Notice of Renewal, dated August 6, 2018, of Administrative Services Agreement dated October 31, 2017, by and among Bluerock Real Estate, L.L.C., Bluerock Real Estate Holdings, LLC, Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock TRS Holdings, LLC and Bluerock REIT Operator, LLC, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated July 16, 2018, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 16, 2018

99.2	Press Release dated August 7, 2018, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 7, 2018

99.3	Supplemental Financial Information, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed August 7, 2018

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

DATE:	November 6, 2018	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE:	November 6, 2018	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)

