Form 10-K
period 2018-12-31
Bluerock Residential Growth REIT, Inc.
filed 2019-02-27
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large Accelerated Filer	☐	Accelerated Filer	☒	Non-Accelerated Filer	☐
Smaller reporting company	☒	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant's Class A common stock held by non-affiliates of the registrant as of June 30, 2018, the last business day of registrant's most recently completed second fiscal quarter, was $231,741,682 based on the closing price of the Class A common stock on the NYSE American on such date.

Number of shares outstanding of the registrant’s

classes of common stock, as of February 13, 2019:

Class A Common Stock: 23,063,119 shares

Class C Common Stock: 76,603 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-K

December 31, 2018

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

The forward-looking statements included herein are based upon our current expectations, plans, estimates, assumptions and beliefs that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the expectations reflected in such forward-looking statements are based on reasonable assumptions, our actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

•	the competitive environment in which we operate;

•	the use of proceeds of the Company’s securities offerings;

•	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
•	risks associated with geographic concentration of our investments;

•	decreased rental rates or increasing vacancy rates;

•	our ability to lease units in newly acquired or newly constructed apartment properties;

•	potential defaults on or non-renewal of leases by tenants;

•	creditworthiness of tenants;

•	our ability to obtain financing for and complete acquisitions under contract under the contemplated terms, or at all;

•	development and acquisition risks, including rising and unanticipated costs and failure of such acquisitions and developments to perform in accordance with projections;

•	the timing of acquisitions and dispositions;

•	the performance of our network of leading regional apartment owner/operators with which we invest, including through controlling positions in joint ventures;

•	potential natural disasters such as hurricanes, tornadoes and floods;

•	national, international, regional and local economic conditions;

•	board determination as to timing and payment of dividends, and our ability to pay future distributions at the dividend rates we have paid historically;

•	the general level of interest rates;

•	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;

•	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;

•	lack of or insufficient amounts of insurance;

•	our ability to maintain our qualification as a REIT;

•	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes;

•

possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us or a subsidiary owned by us or acquired by us.

•	the possibility that the anticipated benefits from the internalization of our former external Manager, or the Internalization, may not be realized or may take longer to realize than expected, or that unexpected costs or unexpected liabilities may arise from the Internalization;

•	our ability to manage the Internalization effectively or efficiently; and

•	the outcome of any legal proceedings that may be instituted against us or others following the Internalization.

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

Unless otherwise indicated or the context requires otherwise, all references to “the Company,” “we,” “us” and “our” mean Bluerock Residential Growth REIT, Inc., a Maryland corporation, together with its consolidated subsidiaries, including, without limitation, Bluerock Residential Holdings, L.P., a Delaware limited partnership of which we are the sole general partner, which we refer to as our Operating Partnership. We refer to Bluerock Real Estate, L.L.C., a Delaware limited liability company, and its affiliate, Bluerock Real Estate Holdings, LLC, together as Bluerock, and we refer to our former external manager, BRG Manager, LLC, a Delaware limited liability company, as our former Manager. Both Bluerock and our former Manager are affiliated with the Company. References to our shares of Class A common stock on a “fully diluted basis” includes all outstanding shares of our Class A common stock, shares of our Class C common stock, units of limited partnership interest in our Operating Partnership, or OP Units, and long-term incentive plan units in our Operating Partnership, or LTIP Units, whether vested or unvested.

On October 31, 2017, we became an internally-managed REIT as a result of the completion of the management internalization transactions (the “Internalization”), and we are no longer externally managed by our former Manager. The owners of the former Manager are referred to as the Contributors.

Substantially all our business is conducted through our Operating Partnership.

The principal executive offices of our Company and the former Manager are located at 712 Fifth Avenue, New York, New York 10019. Our telephone number is (212) 843-1601.

Investments in Real Estate

As of December 31, 2018, we owned interests in forty-seven real estate properties, consisting of thirty-three consolidated operating properties and fourteen held through preferred equity and mezzanine loan investments. Of the property interests held through preferred equity and mezzanine loan investments, four are under development, seven are in lease-up and three properties are stabilized. The forty-seven properties contain an aggregate of 14,717 units, comprised of 11,286 consolidated operating units and 3,431 units through preferred equity and mezzanine loan investments. As of December 31, 2018, our consolidated operating properties were approximately 94% occupied. For more information regarding our investments, see “Item 2. Properties”.

Business and Growth Strategies

Our principal business objective is to generate attractive risk-adjusted investment returns by assembling a high-quality portfolio of apartment properties located in demographically attractive growth markets and by implementing our investment strategies and our “Live/Work/Play Initiatives” to achieve sustainable long-term growth in both our adjusted funds from operations and net asset value.

Invest in Institutional-Quality Apartment Properties.   We acquire institutional-quality apartment properties where we believe we can create long-term value for our stockholders utilizing our Value-Add, Opportunistic and Invest-to-Own investment strategies.

•	Value-Add. We invest in well-located institutional-quality apartment properties with strong and stable cash flows in demographically attractive knowledge economy growth markets that offer significant potential for rental growth and value-creation generally through a light core+ upgrade of units and amenities.

•	Opportunistic. We invest in properties available at opportunistic prices (i.e., at prices we believe are below those available in an otherwise efficient market) that exhibit some characteristics of distress, such as operational inefficiencies, significant deferred capital maintenance or broken capital structures providing an opportunity for a substantial portion of total return attributable to appreciation in value.

•	Invest-to-Own. We selectively invest in development of Class A properties in target markets where we believe we can capture significant development premiums upon completion. We generally use a mezzanine loan with an option to purchase common equity in the project or convertible preferred equity structure, both of which provide income during the development stage, while providing us the ability to capture development premiums at completion by exercising our rights to take ownership.

Invest in Class A Apartment Properties.  We intend to continue to acquire primarily Class A apartment properties targeting the high disposable income renter by choice, where we believe we can create long-term value growth for our stockholders.

Focus on Growth Markets.  We intend to continue to focus on demographically attractive growth markets, which we define as markets with strong employment drivers in industries creating high disposable income jobs over the long term. Employment growth is highly correlated with apartment demand; therefore, we believe that selecting markets with job growth significantly above the national average will provide high potential for increased rental demand leading to revenue growth and attractive risk-adjusted returns.

Implement our Value Creation Strategies.  We intend to continue to focus on creating value at our properties utilizing our Value-Add, Opportunistic and Invest-to-Own investment strategies in order to maximize our return on investment. We will work with each member of our network to evaluate property needs along with value-creation opportunities and create an asset-specific business plan to best position or reposition each property to drive rental growth and asset values. We then provide an aggressive asset management presence to manage our network partner and ensure execution of the plan, with the goal of driving rental growth and values.

Implement our Live/Work/Play Initiatives.  We intend to continue to implement our amenities and attributes to transform the apartment community from a purely functional product (i.e., as solely a place to live), to a lifestyle product (i.e., as a place to live, interact, and socialize). Our Live/Work/Play initiatives are property specific, and generally consist of attributes that go beyond traditional features, including highly amenitized common areas, cosmetic and architectural improvements, technology, music and other community-oriented activities to appeal to our residents’ desire for a “sense of community” by creating places to gather, socialize and interact in an amenity-rich environment. We believe this creates an enhanced perception of value among residents as compared to traditional properties, allowing for premium rental rates and improved resident retention.

Diversify Across Markets, Strategies and Investment Size.  We will seek to grow our high-quality portfolio of apartment properties diversified by geography and by investment strategy and by size (typically ranging from $50 to $100 million), in order to manage concentration risk, while driving both current income and capital appreciation throughout the portfolio. Our network enables us to diversify across multiple markets and multiple strategies efficiently, without the logistical burden and time delay of building operating infrastructure in multiple markets and across multiple investment strategies.

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

 Summary of Investments and Dispositions

The following table presents a summary of our investments during the years ended December 31, 2018, 2017 and 2016:

Properties Acquired	Location	Date Acquired	Ownership Interest	Number of Units
ARIUM Gulfshore (1)	Naples, FL	1/5/2016	100.0%	368
ARIUM at Palmer Ranch (1)	Sarasota, FL	1/5/2016	100.0%	320
West Morehead	Charlotte, NC	1/6/2016	(2)	286
The Preserve at Henderson Beach	Destin, FL	3/15/2016	100.0%	340
ARIUM Westside	Atlanta, GA	7/14/2016	90.0%	336
APOK Townhomes	Boca Raton, FL	9/1/2016	(2)	90
ARIUM Glenridge	Atlanta, GA	10/13/2016	90.0%	480
ARIUM Pine Lakes	Port St. Lucie, FL	10/31/2016	85.0%	320
The Brodie	Austin, TX	11/10/2016	92.5%	324
Roswell City Walk	Roswell, GA	12/1/2016	98.0%	320
Crescent Perimeter	Atlanta, GA	12/12/2016	(3)	320
James on South First	Austin, TX	12/15/2016	90.0%	250
Vickers Village	Roswell, GA	12/20/2016	(3)	79
Preston View (4)	Morrisville, NC	2/17/2017	100.0%	382
Wesley Village (4)	Charlotte, NC	3/9/2017	100.0%	301
Marquis at Crown Ridge	San Antonio, TX	6/9/2017	90.0%	352
Marquis at Stone Oak	San Antonio, TX	6/9/2017	90.0%	335
Marquis at the Cascades	Tyler, TX	6/9/2017	90.0%	582
Marquis at TPC	San Antonio, TX	6/9/2017	90.0%	139
Villages of Cypress Creek	Houston, TX	9/8/2017	80.0%	384
Citrus Tower	Orlando, FL	9/28/2017	96.8%	336
Outlook at Greystone	Birmingham, AL	10/19/2017	100.0%	300
ARIUM Hunter’s Creek	Orlando, FL	10/30/2017	100.0%	532
ARIUM Metrowest	Orlando, FL	10/30/2017	100.0%	510
The Mills	Greenville, SC	11/29/2017	100.0%	304
The Links at Plum Creek	Castle Rock, CO	3/26/2018	88%	264
Sands Parc	Daytona Beach, FL	5/1/2018	100%	264
Plantation Park	Lake Jackson, TX	6/14/2018	80%	238
Veranda at Centerfield	Houston, TX	7/26/2018	93%	400
North Creek Apartments	Leander, TX	10/29/2018	(5)	259
Wayforth at Concord	Concord, NC	11/9/2018	(5)	150
Ashford Belmar	Lakewood, CO	11/15/2018	85%	512
Riverside Apartments	Austin, TX	12/6/2018	(5)	222

 (1) Increased ownership in April 2018 from 95.0% to 100.0%.

(2) The Company’s investment in the property through a note receivable from a related party that is an indirect owner of the property and in which related party the Company has an option to purchase a common equity investment.

(3) The Company’s investment in the property through a note receivable from a related party that is an indirect owner of the property.

(4) Increased ownership in December 2017 from 91.8% to 100.0%.

(5) The Company’s investment in the property is through a preferred equity investment with an unaffiliated third party.

The following table presents a summary of our dispositions during the years ended December 31, 2018, 2017 and 2016:

Property Dispositions	Location	Date Sold	Ownership Interest in Property	Number of Units
Springhouse at Newport News	Newport News, VA	8/10/2016	75.0%	432
EOS	Orlando, FL	12/19/2016	26.3%	296
Village Green of Ann Arbor	Ann Arbor, MI	2/22/2017	48.6%	520
Lansbrook Village	Palm Harbor, FL	4/26/2017	90.0%	621
Fox Hill	Austin, TX	5/24/2017	94.6%	288
MDA Apartments (1)	Chicago, IL	6/30/2017	35.3%	190

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

To satisfy the requirements for qualification as a REIT and generally not be subject to federal income and excise tax, we intend to continue to make regular distributions of all or substantially all of our REIT taxable income, determined without regard to dividends paid, to our stockholders out of assets legally available for such purposes. All future distributions will be determined at the sole discretion of our Board of Directors (the “Board”) on a quarterly basis. When determining the amount of future distributions, we expect that our Board will consider, among other factors, (i) the amount of cash generated from our operating activities, (ii) our expectations of future operating cash flows, (iii) our determination of near-term cash needs for acquisitions of new properties, development investments, general property capital improvements and debt repayments, (iv) our ability to continue to access additional sources of capital, (v) the requirements of Maryland law, (vi) the amount required to be distributed to maintain our status as a REIT and to reduce any income and excise taxes that we otherwise would be required to pay and (vii) any limitations on our distributions contained in our credit or other agreements.

Holders of shares of 8.250% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”), will be entitled to receive cumulative cash dividends on the Series A Preferred Stock when, as and if authorized by our Board and declared by us from the end of the most recent dividend period for which dividends on the Series A Preferred Stock have been paid, payable quarterly in arrears on each January 5th, April 5th, July 5th and October 5th of each year, commencing on January 5, 2016, to holders of record on each December 25th, March 25th, June 25th and September 25th, respectively. From the date of original issue to, but not including, October 21, 2022, we will pay dividends on the Series A Preferred Stock at the rate of 8.250% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $2.0625 per share). Commencing October 21, 2022, we will pay cumulative cash dividends on the Series A Preferred Stock at an annual dividend rate of the initial rate increased by 2.0% of the liquidation preference per annum, which will increase by an additional 2.0% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14.0%.

Holders of shares of Series B Redeemable Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), are entitled to receive, when and as authorized by our Board and declared by us out of legally available funds, cumulative cash dividends on each share of Series B Preferred Stock at an annual rate of six percent (6%) of the initial stated value of $1,000 per share (the “Stated Value”). Dividends on each share of Series B Preferred Stock will begin accruing on, and will be cumulative from, the date of issuance or the end of the most recent dividend period for which dividends on the Series B Preferred Stock have been paid, payable monthly in arrears on the 5th day of each month to holders of record on the 25th day of the prior month.

Holders of shares of 7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (the “Series C Preferred Stock”), will be entitled to receive cumulative cash dividends on the Series C Preferred Stock when, as and if authorized by our Board and declared by us from and including the date of original issue or the end of the most recent dividend period for which dividends on the Series C Preferred Stock have been paid, payable quarterly in arrears on each January 5th, April 5th, July 5th and October 5th of each year, commencing on October 5, 2016, to holders of record on each December 25th, March 25th, June 25th and September 25th, respectively. From the date of original to, but not including, July 19, 2023, we will pay dividends on the Series C Preferred Stock at the rate of 7.625% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $1.90625 per share). Commencing July 19, 2023, we will pay cumulative cash dividends on the Series C Preferred Stock at an annual dividend rate of the initial rate increased by 2.0% of the liquidation preference per annum, which will increase by an additional 2.0% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14.0%.

Holders of shares of 7.125% Series D Cumulative Preferred Stock, $0.01 par value per share (the “Series D Preferred Stock”), will be entitled to receive cumulative cash dividends on the Series D Preferred Stock when, as and if authorized by our Board and declared by us from and including the date of original issue or the end of the most recent dividend period for which dividends on the Series D Preferred Stock have been paid, payable quarterly in arrears on each January 5th, April 5th, July 5th and October 5th of each year, commencing on January 5, 2017, to holders of record on each December 25th, March 25th, June 25th and September 25th, respectively. From the date of original issue, we will pay dividends on the Series D Preferred Stock at the rate of 7.1250% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $1.78125 per share).

Holders of shares of Class A common stock, $0.01 par value per share (the “Class A common stock”), and Class C common stock $0.01 par value per share (the “Class C common stock”), will be entitled to receive cash dividends when, as and if authorized by our Board and declared by us.

On December 20, 2017, the Company announced a revised dividend policy for the Company’s Class A common stock, which is also applicable to the Class C common stock, and set an annual dividend rate of $0.65 per common share. The common share dividend is paid on a quarterly basis, a change from previously being paid on a monthly basis. The Board considered a number of factors in setting the new common stock dividend rate, including but not limited to achieving a sustainable dividend covered by current recurring AFFO (vs. pro forma AFFO), multifamily and small cap peer dividend rates and payout ratios, providing financial flexibility for the Company, and achieving an appropriate balance between the retention of capital to invest and grow net asset value and the importance of current distributions.

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

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. We also have filed with the SEC registration statements on Form S-3 (of which File Nos. 333-203415, 333-208988 and 333-224990 are currently effective) and Form S-8 (of which File Nos. 333-202569, 333-222255 and 333-228825 are currently effective). Copies of our filings with the SEC may be obtained from the SEC’s website at www.sec.gov, or downloaded from our website at www.bluerockresidential.com, as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC. Access to these filings is free of charge.

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

As a real estate company, we are subject to various changes in real estate conditions, and any negative trends in such real estate conditions may adversely affect our results of operations through decreased revenues or increased costs. These conditions include:

•	changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, government deficits, high unemployment rates, decreased consumer confidence and liquidity concerns, particularly in markets in which we have a high concentration of properties;

•	fluctuations and relative increases in interest rates, which could adversely affect our ability to obtain financing on favorable terms or at all;

•	the inability of residents and tenants to pay rent;

•	the existence and quality of the competition, such as the attractiveness of our properties as compared to our competitors' properties based on considerations such as convenience of location, rental rates, amenities and safety record;

•	increased operating costs, including increased real property taxes, maintenance, insurance and utilities costs;

•	weather conditions that may increase or decrease energy costs and other weather-related expenses;

•	oversupply of apartments, commercial space or single-family housing or a reduction in demand for real estate in the markets in which our properties are located;

•	a favorable interest rate environment that may result in a significant number of potential residents of our apartment communities deciding to purchase homes instead of renting;

•	changes in, or increased costs of compliance with, laws and/or governmental regulations, including those governing usage, zoning, the environment and taxes; and

•	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs.

Moreover, other factors may adversely affect our results of operations, including potential liability under environmental and other laws and other unforeseen events, many of which are discussed elsewhere in the following risk factors. Any or all of these factors could materially adversely affect our results of operations through decreased revenues or increased costs.

Our current portfolio consists of interests in thirty-three apartment communities and fourteen held through preferred equity and mezzanine loan investments in ventures that own apartment communities, located primarily in markets in the Southeastern United States. Any adverse developments in local economic conditions or the demand for apartment units in these markets may negatively impact our results of operations.

Our current portfolio of properties consists primarily of apartment communities and development communities geographically concentrated in the Southeastern United States, and our portfolio going forward may consist primarily of the same. For the year ended December 31, 2018, properties in Florida, Texas, Georgia, and North Carolina comprised 38%, 31%, 12%, and 12%, respectively, of our total rental revenue. As such, we are currently susceptible to local economic conditions and the supply of and demand for apartment units in these markets. If there is a downturn in the economy or an oversupply of or decrease in demand for apartment units in these markets, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.

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

At any given time, we are generally in discussions regarding a number of apartment properties for acquisition or investment, which we refer to as our investment pipeline. However, we may not have completed our diligence process on these properties or development projects or have definitive investment or purchase and sale agreements, as applicable, and several other conditions may be required to be met in order for us to complete these acquisitions or developments, including approval by our investment committee or Board. If we are planning to use proceeds of an offering of our securities to fund these acquisitions or investments and are unable to complete the acquisition of the interests or investment in any of these properties or experience significant delays in executing any such acquisition or investment, we will have issued securities in an offering without realizing a corresponding current or future increase in earnings and cash flow from acquiring those interests or developing those properties, and may incur expenses in connection with our attempts in consummating such acquisition or investment, which could have a material adverse impact on our financial condition and results of operations. In addition, to the extent the uses of proceeds from an offering are designated for the acquisition of or investment in these properties, we will have no specific designated use for the net proceeds from the offering allocated to the purchase or development and investors will be unable to evaluate in advance the manner in which we will invest, or the economic merits of the properties we may ultimately acquire or develop with such proceeds.

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

While the majority of existing properties we acquire have undergone substantial renovations by prior owners since they were constructed, older properties may carry certain risks including unanticipated repair costs associated with older properties, increased maintenance costs as older properties continue to age, and cost overruns due to the need for special materials and/or fixtures specific to older properties. Although we take a proactive approach to property preservation, utilizing a preventative maintenance plan, and selective improvements that mitigate the cost impact of maintaining exterior building features and aging building components, if we are not able to cost-effectively maximize the life of our properties, we may incur greater than anticipated capital expenditure costs which may adversely affect our ability to make distributions to our stockholders.

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

To ensure that neither we, nor our Operating Partnership nor subsidiaries are required to register as an investment company, each entity may be unable to sell assets they would otherwise want to sell and may need to sell assets they would otherwise wish to retain. In addition, we, our Operating Partnership or our subsidiaries may be required to acquire additional income or loss-generating assets that we might not otherwise acquire or forego opportunities to acquire interests in companies that we would otherwise want to acquire. Although we, our Operating Partnership and our subsidiaries intend to monitor our respective portfolios periodically and prior to each acquisition or disposition, any of these entities may not be able to maintain an exclusion from registration as an investment company. If we, our Operating Partnership or our subsidiaries are required to register as an investment company but fail to do so, the unregistered entity would be prohibited from engaging in our business, and criminal and civil actions could be brought against such entity. In addition, the contracts of such entity would be unenforceable unless a court required enforcement, and a court could appoint a receiver to take control of the entity and liquidate its business.

We have experienced losses in the past, and we may experience similar losses in the future.

From inception of our Company through December 31, 2018, we had a cumulative net loss of $30.6 million. Our losses can be attributed, in part, to the initial start-up costs and initially high corporate general and administrative expenses relative to the size of our portfolio. In addition, acquisition costs and depreciation and amortization expenses substantially reduced our income. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

We previously generated negative operating cash flow, and our corporate general and administrative expenses were high relative to the size of our current portfolio.

In prior years, our corporate general and administrative expenses exceeded the cash flow received from our investments in real estate joint ventures. The primary reason for the previous negative operating cash flow was the amount of our corporate general and administrative expenses relative to the size of the portfolio. Our corporate general and administrative expenses were $19.6 million for the year ended December 31, 2018, which reflected a decrease of $0.7 million over the same period in 2017, inclusive of management fees in 2017. Due to the Internalization, expenses previously paid to the former Manager as base management fees are now considered general and administrative expenses. There can be no assurance that current period operating cash flow will continue to exceed our general and administrative expenses. If cash flow received from our investments decreases and our corporate general and administrative expenses become high in relation to the size of our portfolio, this would reduce the amount of funds available for us to invest in properties or other investments. These factors could have a material adverse effect on our results of operations, financial condition and ability to pay distributions to our stockholders.

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

We have very limited sources of capital other than cash from property operations and the net proceeds of offerings of our securities to meet our primary liquidity requirements. As a result, we may not be able to pay our liabilities and obligations when they come due other than with the net proceeds of an offering, which may limit our ability to fully consummate our business plan and diversify our portfolio. In the past, we have relied on borrowing from affiliates to help finance our business activities. We have no current intention to borrow from affiliates, but we may do so in the future. However, there are no assurances that we will be able to borrow from affiliates in the future, or extend the maturity date of any loans that may be outstanding and due to affiliates.

You will have limited control over changes in our policies and day-to-day operations, which limited control increases the uncertainty and risks you face as a stockholder. In addition, our Board may change our major operational policies without your approval.

Our Board determines our major policies, including our policies regarding financing, growth, debt capitalization, REIT qualification and distributions. Our Board may amend or revise these and other policies without a vote of the stockholders. Under the Maryland General Corporation Law and our charter, our stockholders have a right to vote only on limited matters. See “Important Provisions of Maryland Corporate Law and Our Charter and Bylaws” in any applicable prospectus or prospectus supplement.

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

In addition, while any applicable prospectus or prospectus supplement outlines our investment policies and generally describes our target portfolio, our Board may make adjustments to these policies based on, among other things, prevailing real estate market conditions and the availability of attractive investment opportunities. While we have no current intention of changing our investment policies, we will not forego an attractive investment because it does not fit within our targeted asset class or portfolio composition. We may use the proceeds of an offering to purchase or invest in any type of real estate which we determine is in the best interest of our stockholders. As such, our actual portfolio composition may vary substantially from the target portfolio described in the applicable prospectus or prospectus supplement.

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

Our charter restricts direct or indirect ownership by one person or entity to no more than 9.8% in value of the outstanding shares of our capital stock or 9.8% in number of shares or value, whichever is more restrictive, of the outstanding shares of our common stock unless exempted (prospectively or retroactively) by our Board. This restriction may have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to our stockholders.

Our charter permits our Board to issue stock with terms that may subordinate the rights of our common stockholders or discourage a third party from acquiring us in a manner that could result in a premium price to our stockholders.

Our Board may amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue and may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any such stock. Our Board has authorized a total of 250,000,000 shares of preferred stock for issuance, of which, as of December 31, 2018, there are issued and outstanding 5,721,460 shares of Series A Preferred Stock, 306,009 shares of Series B Preferred Stock, 2,323,750 shares of Series C Preferred Stock, and 2,850,602 shares of Series D Preferred Stock, all of which are senior to our common stock with respect to priority of dividend payments and rights upon liquidation, dissolution or winding up. Our Board could also authorize the issuance of up to approximately 229,900,000 additional shares of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

We depend on our key employees. There is no guarantee that our key employees will remain employed with us for any specified period of time, and will not engage in competitive activities if they cease to be employed with us.

We depend on our key employees. In particular, our success depends to a significant degree upon the contributions of Messrs. Kamfar, Babb, MacDonald, Ruddy and Vohs, who each entered into employment agreements with us, and Mr. Konig, who entered into a services agreement with us through his wholly-owned law firm, Konig & Associates, LLC, on substantially the same terms as the employment agreements. Each such agreement became effective upon the closing of the Internalization and has an initial term through and including December 31, 2020. The departure or the loss of the services of Messrs. Kamfar, Ruddy, Babb, MacDonald, Vohs or Konig could have a material adverse effect on our business, financial condition, results of operations and ability to effectively operate our business.

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

Our management manages our portfolio pursuant to very broad investment guidelines approved by our Board, which does not approve each investment and financing decision made by our management unless required by our investment guidelines.

Our management is authorized to follow very broad investment guidelines established by our Board. Our Board will periodically review our investment guidelines and our portfolio of assets but will not, and will not be required to, review all of our proposed investments, except in limited circumstances as set forth in our investment guidelines. In addition, in conducting periodic reviews, our Board may rely primarily on information provided to them by our management. Furthermore, transactions entered into by our management may be costly, difficult or impossible to unwind by the time they are reviewed by our Board. Our management has great latitude within the broad parameters of our investment guidelines in determining the types and amounts of assets in which to invest on our behalf, including making investments that may result in returns that are substantially below expectations or result in losses, which would materially and adversely affect our business and results of operations, or may otherwise not be in the best interests of our stockholders.

We are highly dependent on information systems and systems failures, cybersecurity incidents or other technology disruptions could negatively impact our business.

Our operations are highly dependent upon our information systems that support our business processes, including marketing, leasing, resident and vendor communication, property management and work order processing, finance and intracompany communications throughout our operations. Certain critical components of our information systems are dependent upon third-party providers and a significant portion of our business operations are conducted over the internet. These systems and websites require access to telecommunications or the internet, each of which is subject to system security risks, cybersecurity breaches, outages, and other risks. As a result, we could be severely impacted by a catastrophic occurrence, such as a natural disaster or a terrorist attack, or a circumstance that disrupted access to telecommunications, the internet or operations at our third-party providers, including viruses or experienced computer programmers that could penetrate network security defenses and cause system failures and disruptions of operations. We have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, maintain the security and integrity of our information technology networks and related systems, and manage the risk of a security breach or disruption, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber incident, do not guarantee that our financial results, operations, business relationships or confidential information will not be negatively impacted by such an incident.  In addition, while we believe we utilize appropriate duplication and back-up procedures, a significant outage in telecommunications, the internet or at our third-party providers could nonetheless negatively impact our operations.

Our third-party service providers are primarily responsible for the security of their own information technology environments and in certain instances, we rely significantly on third-party service providers to supply and store our sensitive data in a secure manner. All such third-party vendors face risks relating to cybersecurity similar to ours which could disrupt their businesses and therefore adversely impact us. While we provide guidance and specific requirements in some cases, we do not directly control any of such parties’ information technology security operations, or the amount of investment they place in guarding against cybersecurity threats. Accordingly, we are subject to any flaws in or breaches to their information technology systems or those which they operate for us.

Although no material incidents have occurred to date, we cannot be certain that our security efforts and measures will be effective or that our financial results will not be negatively impacted by such an incident.

Security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

Information security risks have generally increased in recent years due to the rise in new technologies and the increased sophistication and activities of perpetrators of cyber-attacks.  In the ordinary course of our business we acquire and store sensitive data, including intellectual property, our proprietary business information and personally identifiable information of our prospective and current residents, our employees and third-party service providers in our offices and on our networks and website and on third-party vendor networks. We may share some of this information with vendors who assist us with certain aspects of our business.  The secure processing and maintenance of this information is critical to our operations and business and growth strategies.  Despite our security measures and those of our third-party vendors, our information technology and such infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties, disruption to our operations and the services we provide to customers or damage our reputation, and thus could have a material adverse impact on our business, financial condition or results of operations. In addition, a security breach could require that we expend significant additional resources to enhance our information security systems and could result in a disruption to our operations.

Risks Related to the Internalization Transaction

We may not manage the Internalization effectively or realize its anticipated benefits.

On October 31, 2017, we completed the Internalization of our management in a series of transactions that included the acquisition, directly and indirectly through a subsidiary, of Bluerock REIT Operator, LLC, a wholly owned subsidiary of our former Manager (“Manager Sub”), which owns the assets previously used by our former Manager in its performance of the management functions previously provided to us pursuant to the Management Agreement. We may not manage the Internalization effectively. As an internally-managed company, we may encounter potential difficulties in the integration process which may result in the inability to successfully internalize our corporate and/or property management functions in a manner that permits us to achieve the cost savings anticipated to result from the Internalization. Following the Internalization, we expect to remain reliant on certain affiliates of Bluerock for certain services such as human resources, investor relations, marketing, legal and other administrative services for a period of time after the closing. If we are unable to internalize these services or find other providers for these services within a reasonable time period, we may not achieve all of the expected benefits of the Internalization. We may not be able to retain all of the current employees who provided services to our former Manager who became our employees upon the Internalization, including our executive officers. Our general and administrative expenses after the Internalization could also be higher than anticipated. The failure to manage the Internalization effectively, including failure to smoothly transition services or retain employees, could result in the anticipated benefits of the Internalization not being realized in the timeframe currently anticipated or at all. Any of these foregoing risks could materially adversely affect our business, financial condition and results of operations.

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

Additionally, part of the Internalization Consideration consisted of OP Units, which may have a dilutive effect on the voting power and percentage interests of our current Class A common stockholders. Commencing on the one-year anniversary of the closing of the Internalization, each OP Unit may be tendered for redemption, at the holder’s option and subject to the terms and conditions set forth in the limited partnership agreement of our Operating Partnership, for cash equal to the average closing price of Class A common stock for the ten (10) consecutive trading days immediately preceding the date we receive a notice of redemption, or, at our sole option, for shares of Class A common stock on a one-for-one basis, in lieu of cash. If the recipients of OP Units in the Internalization exercise their redemption rights and part or all of their outstanding OP Units are redeemed for shares of our Class A common stock, such redemption will have a dilutive effect on our common stock and reduce the relative percentage interests of existing common stockholders in our voting power.

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

We expensed all cash and non-cash costs involved in the Internalization. As a result, our statement of operations and FFO was negatively impacted, driven predominately by the non-cash charges related to the issuance of OP Units and shares of Class C common stock as Internalization consideration and, to a lesser extent, other transaction-related costs. In addition, while we will no longer effectively bear the costs of the various fees and expense reimbursements previously paid to our former Manager while we were externally managed, our expenses will now include the compensation and benefits of our executive officers and the employees of Manager Sub, which is now our indirect subsidiary, as well as overhead previously paid by our former Manager or its affiliates in managing our business and operations. Furthermore, these employees and consultants of Manager Sub will be providing us with services historically provided by the former Manager. There are no assurances that, following the Internalization, these employees and consultants will be able or incentivized to provide services at the same level or for the same costs as were previously provided to us by the former Manager, and there may be other unforeseen costs, expenses and difficulties associated with operating as an internally managed company. If the expenses we assume as a result of the Internalization are higher than the fees that we have historically paid to the former Manager or otherwise higher than we anticipate, we may not realize the anticipated cost savings and other benefits from the Internalization and our net income, FFO and AFFO could decrease further, which could have a material adverse effect on our business, financial condition and results of operations.

We are exposed to risks to which we have not historically been exposed, including liabilities with respect to the assets acquired from the former Manager.

The Internalization has exposed us to risks to which we have not historically been exposed. In connection with the Internalization, we incurred liabilities with respect to the assets acquired from the former Manager and certain of its affiliates. In addition, our overhead has increased as a result of our becoming internally managed, as the responsibility for overhead relating to management of our business formerly borne by the former Manager is now our own responsibility. In addition, in our former externally-advised structure, we did not directly employ any employees. As a result of the Internalization, we now indirectly, through Manager Sub, employ persons who were associated with the former Manager or its affiliates. As their employer, we are indirectly, through Manager Sub, subject to those potential liabilities that are commonly faced by employers, such as workers’ disability and compensation claims, potential labor disputes and other employee-related liabilities and grievances, and we will bear the costs of the establishment and maintenance of employee benefit plans, if established. Furthermore, these employees are now providing us services historically provided by the former Manager, which are provided with the support of the Administrative Services Agreement. There are no assurances that these employees of Manager Sub will be able to provide us with the same level of services as were previously provided to us by the former Manager, and there may be other unforeseen costs, expenses and difficulties associated with operating as an internally managed company.

Risks Related to Related Party Transactions

 We may pursue less vigorous enforcement of the terms of certain agreements in connection with related party transactions because of conflicts of interest with certain of our officers and directors, and the terms of those agreements may be less favorable to us than they might otherwise be in an arm’s-length transaction.

The agreements we enter into in connection with related party transactions are expected to contain limited representations and warranties and have limited express indemnification rights in the event of a breach of those agreements. Furthermore, Mr. Kamfar, our Chairman and Chief Executive Officer, currently serves as an officer of Bluerock, an affiliate of our former Manager, and will have a conflict with respect to any matters that require consideration by our Board that occur between us and Bluerock. Even if we have actionable rights, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements or under other agreements we may have with these parties, because of our desire to maintain positive relationships with these individuals.

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

The ownership by Mr. Kamfar and Bluerock, and our executive officers, of a significant portion of the outstanding shares of our common stock on a fully diluted basis could give Bluerock and/or our executive officers the ability to control the outcome of matters submitted for stockholder approval, including the election of directors, and otherwise allow Bluerock and/or our executive officers to exert significant influence over our Company in a manner that may not be in the best interests of our other stockholders.

As of February 6, 2019, Mr. Kamfar and Bluerock, in which Mr. Kamfar owns a majority equity interest, beneficially owned approximately 16.7% of our outstanding Class A common stock and Class C common stock on a fully diluted basis. While the shares of Class C common stock issued in connection with the Internalization were not designed to provide for disproportionate voting rights, the issuance of such Class C common stock resulted in Mr. Kamfar controlling significant voting power in matters submitted to a vote of our Class A common stockholders as a result of his beneficial ownership of Class C common stock (which gives him voting power equal to the economic interest in the Company issued to Bluerock in the form of OP Units as if all of those OP Units were redeemed for shares of Class A common stock), including the election of directors. Mr. Kamfar may have interests that differ from our other stockholders, including by reason of his direct or indirect interest in our Operating Partnership, and may accordingly vote in ways that may not be consistent with the interests of those other stockholders. In addition, our other executive officers beneficially own approximately 6.8% of our outstanding Class A common stock and Class C common stock on a fully diluted basis. As a result of Bluerock and our executive officers’ significant ownership in our Company, Bluerock and/or our executive officers will have significant influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including the ability to control the outcome of matters submitted to our stockholders for approval such as the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In particular, this concentrated voting control could delay, defer or prevent a change of control, merger, consolidation or sale of all or substantially all of our assets that our other stockholders and our Board’s support. Conversely, the concentrated voting control held by Bluerock and/or our executive officers could result in the consummation of such a transaction that our other stockholders and our Board do not support.

Certain of our executive officers have interests that may conflict with the interests of stockholders.

Messrs. Kamfar, MacDonald, Ruddy and Konig are also affiliated with or are executive and/or senior officers of Bluerock and their affiliates. These individuals may have personal and professional interests that conflict with the interests of our stockholders with respect to business decisions affecting us and our Operating Partnership. As a result, the effect of these conflicts of interest on these individuals may influence their decisions affecting the negotiation and consummation of the transactions whereby we acquire apartment properties in the future from Bluerock or its affiliates, or in the allocation of investment opportunities to us by Bluerock or its affiliates.

Messrs. Kamfar, MacDonald, Ruddy, Vohs and Konig will have competing demands on their time and attention.

Messrs. Kamfar, MacDonald, Ruddy, Vohs and Konig have competing demands on their respective time and attention, principally with respect to the provision of services to certain outside entities affiliated with Bluerock. Such competing demands are not expected to be different from those that existed prior to the Internalization, but there is no assurance those demands will not increase and may result in these individuals devoting time to such outside entities in a manner that could adversely affect our business. Under their respective employment or services agreements (as applicable), Mr. Kamfar and certain of our other executive officers are permitted to devote time to certain outside activities, so long as those duties and activities do not unreasonably interfere with the performance of their respective duties to us.

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

As of December 31, 2018, twelve of our investments in equity interests in real property have been made through joint venture arrangements with affiliates of Bluerock, as well as unaffiliated third parties. While we have no current expectation of investing in additional development projects with affiliates of Bluerock in the future, in the event such opportunities arise that we determine to be in the best interest of our stockholders, it is likely that we will work together with such Bluerock affiliates to apportion the investments among us and such other programs in accordance with the investment objectives of the various programs, with our Company initially taking a senior or preferred capital position to such affiliates in the development project and having the right to elect into common ownership with such programs under certain conditions. The negotiation of such investments will not be at arm’s-length and conflicts of interest will arise in the process. We cannot assure you that we will be as successful as we otherwise would be if we enter into joint venture arrangements with programs sponsored by Bluerock or with affiliates of Bluerock. It is possible that we could pay more for an asset in this type of transaction than we would pay in an arm’s-length transaction with an unaffiliated third party.

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

Risks Related to Offerings of our Class A Common Stock

The market price and trading volume of our Class A common stock has been volatile at times following the initial public offering (the “IPO”), and these trends may continue following an offering, which may adversely impact the market for shares of our Class A common stock and make it difficult for purchasers to sell their shares.

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

The price of shares of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section and others such as:

•	our operating performance and the performance of other similar companies;

•	actual or anticipated differences in our quarterly operating results;

•	changes in our revenues or earnings estimates or recommendations by securities analysts;

•	publication of research reports about us, the apartment real estate sector, apartment tenants or the real estate industry;

•	increases in market interest rates, which may lead investors to demand a higher distribution yield for shares of our Class A common stock, and would result in increased interest expenses on our debt;

•	the current state of the credit and capital markets, and our ability and the ability of our tenants to obtain financing;

•	additions and departures of key personnel;

•	increased competition in the multifamily real estate business in our target markets;

•	the passage of legislation or other regulatory developments that adversely affect us or our industry;

•	speculation in the press or investment community;

•	equity issuances by us (including the issuances of OP and LTIP Units), or common stock resales by our stockholders, or the perception that such issuances or resales may occur;

•	actual, potential or perceived accounting problems;

•	changes in accounting principles;

•	failure to qualify as a REIT;

•	terrorist acts, natural or man-made disasters or threatened or actual armed conflicts; and

•	general market and local, regional and national economic conditions, particularly in our target markets, including factors unrelated to our performance.

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

In addition, our charter contains restrictions on the ownership and transfer of our stock, and these restrictions may inhibit your ability to sell your stock. Our charter contains a restriction on ownership of our shares that generally prevents any one person from owning more than 9.8% in value of our outstanding shares of stock or more than 9.8% in value or in number of shares, whichever is more restrictive, of our outstanding shares of common stock, unless otherwise excepted (prospectively or retroactively) by our Board.

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

Our organizational documents permit us to make distributions from any source, including the net proceeds from an offering. There is no limit on the amount of offering proceeds we may use to pay distributions. We have funded and may continue to fund distributions from the net proceeds of our offerings, borrowings and the sale of assets to the extent distributions exceed our earnings or cash flows from operations. While our policy is generally to pay distributions from cash flow from operations, our distributions through December 31, 2018 have been paid from proceeds from our underwritten and continuous offerings and at the market (“ATM”) offerings, and sales of assets, and may in the future be paid from additional sources, such as from borrowings. To the extent we fund distributions from sources other than cash flow from operations, such distributions may constitute a return of capital and we will have fewer funds available for the acquisition of properties and your overall return may be reduced. Further, to the extent distributions exceed our earnings and profits, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder will be required to recognize capital gain.

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

As of December 31, 2018, we have issued and outstanding 5,721,460 shares of Series A Preferred Stock, 306,009 shares of Series B Preferred Stock, 2,323,750 shares of Series C Preferred Stock and 2,850,602 shares of Series D Preferred Stock, and are offering up to an additional 626,722 shares of Series B Preferred Stock in our continuous offering, all of which are senior to our common stock with respect to priority of dividend payments and rights upon liquidation, dissolution or winding up. The Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock may limit our ability to make distributions to holders of our Class A common stock. In the future, we may issue debt or additional preferred equity securities or incur other borrowings. Upon our liquidation, holders of our debt securities, other loans and Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock and additional preferred stock, if any, will receive a distribution of our available assets before common stockholders. Any additional preferred stock, if issued, likely will also have a preference on periodic distribution payments, which could eliminate or otherwise limit our ability to make distributions to holders of our Class A common stock and Class C common stock. Holders of shares of our Class A common stock bear the risk that our future issuances of debt or equity securities, including Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock or our incurrence of other borrowings may negatively affect the trading price of our Class A common stock.

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

Stockholders have no rights to buy additional shares of our stock in the event we issue new shares of stock. We may issue common stock, convertible debt or preferred stock pursuant to a subsequent public offering or a private placement, to sellers of properties we directly or indirectly acquire instead of, or in addition to, cash consideration, or to Bluerock in payment of some or all of the operating expense reimbursements that were earned by Bluerock. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Investors purchasing shares of our Class A common stock in an offering who do not participate in any future stock issuances will experience dilution in the percentage of the issued and outstanding shares of Class A common stock they own.

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

Commencing on October 21, 2022, the holders of shares of our Series A Preferred Stock have the option to cause us to redeem their shares at a redemption price of $25.00 per share, plus an amount equal to all accrued but unpaid dividends. In addition, commencing on the date of original issuance of the shares of Series B Preferred Stock, the holders of shares of Series B Preferred Stock may require us to redeem such shares at a redemption price equal to their stated value (initially $1,000 per share), less a declining redemption fee (if applicable), plus an amount equal to any accrued but unpaid dividends. Further, commencing on July 19, 2023, the holders of shares of our Series C Preferred Stock have the option to cause us to redeem their shares at a redemption price of $25.00 per share, plus an amount equal to all accrued but unpaid dividends. The redemption price for any such redemptions of shares of Series A Preferred Stock, Series B Preferred Stock, or Series C Preferred Stock is payable, in our sole discretion, in cash or in equal value of shares of our Class A common stock, at our option. The redemption of our Series A Preferred Stock, our Series B Preferred Stock, or our Series C Preferred Stock for shares of our Class A common stock may result in the dilution of some or all of the ownership interests of existing stockholders, including stockholders whose shares of Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock were previously redeemed for shares of our Class A common stock, and stockholders whose shares of Series B Preferred Stock were previously converted into shares of our Class A common stock or whose Warrants were previously exercised for shares of our Class A common stock. Any sales in the public market of our Class A common stock issuable upon any such redemption could adversely affect prevailing market prices of our Class A common stock. In addition, any redemption of our Series A Preferred Stock, Series B Preferred Stock or Series C Preferred Stock for shares of our Class A common stock could depress the price of our Class A common stock.

Our authorized but unissued shares of common and preferred stock may prevent a change in our control.

Our charter authorizes us to issue additional authorized but unissued shares of common or preferred stock. In addition, our Board may, without stockholder approval, amend our charter from time to time to increase or decrease the aggregate number of shares of our stock or the number of shares of stock of any class or series that we have authority to issue and classify or reclassify any unissued shares of common or preferred stock into other classes or series of stock and set the preferences, rights and other terms of the classified or reclassified shares. As a result, our Board may establish a series of common or preferred stock that could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

As of December 31, 2018, our total long-term mortgage indebtedness was approximately $1,215.4 million and our credit facilities were approximately $82.2 million, and we may incur significant additional debt in the future. Each of the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock is subordinate to all of our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. Our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and as of December 31, 2018, we have issued and outstanding 5,721,460 shares of Series A Preferred Stock, 306,009 shares of Series B Preferred Stock, 2,323,750 shares of Series C Preferred Stock and 2,850,602 shares of Series D Preferred Stock. The issuance of additional preferred stock on parity with or senior to any or all of the foregoing series of preferred stock would dilute the interests of the holders of shares of preferred stock of the applicable series, and any issuance of preferred stock senior to the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or Series D Preferred Stock or any issuance of additional indebtedness, could affect our ability to pay dividends on, redeem or pay the liquidation preference on any or all of the foregoing series of preferred stock. We may issue preferred stock on parity with any or all of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and/or Series D Preferred Stock without the consent of the holders of shares of preferred stock of the applicable series. Other than the Asset Coverage Ratio (as defined below) with respect to the Series A Preferred Stock and Series C Preferred Stock and the right of holders to cause us to redeem the Series A Preferred Stock, Series B Preferred Stock, or Series C Preferred Stock or to convert the Series D Preferred Stock, upon a Change of Control/Delisting (as defined below), none of the provisions relating to any of the foregoing series of preferred stock relate to or limit our indebtedness or afford the holders of shares thereof protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of such shares.

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

Although dividends on each of the Series A Preferred Stock, on the Series B Preferred Stock, on the Series C Preferred Stock and on the Series D Preferred Stock are cumulative, our Board must approve the actual payment of such distributions. Our Board can elect at any time or from time to time, and for an indefinite duration, not to pay any or all accrued distributions. Our Board could do so for any reason, and may be prohibited from doing so in the following instances:

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

•      our Class A common stock ceases to be listed or quoted on a national securities exchange in the United States; or

•      at least a majority of our Board ceases to be constituted of directors who were either a member of our Board on October 21, 2015, (February 24, 2016 for Series B Preferred Stock), or who became a member of our Board subsequent to that date and whose appointment, election or nomination for election by our stockholders was duly approved by a majority of the continuing directors on our Board at the time of such approval, either by a specific vote or by approval of the proxy statement issued by our Company on behalf of our Board in which such individual is named as nominee for director (each, a “Continuing Director”).

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

Our charter and the articles supplementary establishing the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Warrant Agreement each contain restrictions upon ownership and transfer of the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Warrants which may impair the ability of holders to acquire the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock, the Warrants and the shares of our common stock upon exercise of the Warrants into which shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock may be converted, at the Company’s option, pursuant to the redemption at the option of the holder under certain circumstances.

Our charter and the articles supplementary establishing the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock and the Warrants Agreement each contain restrictions on ownership and transfer of each such series of preferred stock and the Warrants intended to assist us in maintaining our qualification as a REIT for federal income tax purposes. For example, to assist us in qualifying as a REIT, the articles supplementary establishing the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock (respectively) prohibit anyone from owning, or being deemed to own by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock (as applicable). Additionally, the Warrant Agreement prohibits any person from beneficially or constructively owning more than 9.8% of our Warrants, and provides that Warrants may not be exercised to the extent such exercise would result in the holder’s beneficial or constructive ownership of more than 9.8%, in number or value, whichever is more restrictive, of our outstanding shares of common stock, or more than 9.8% in value of our outstanding capital stock. You should consider these ownership limitations prior to a purchase of shares of any such series of preferred stock. The restrictions could also have anti-takeover effects and could reduce the possibility that a third party will attempt to acquire control of us, which could adversely affect the market price of the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock.

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

•       consummation of any share exchange, consolidation or merger of our Company or any other transaction or series of transactions pursuant to which our Class A common stock will be converted into cash, securities or other property, (1) other than any such transaction where the shares of our Class A common stock outstanding immediately prior to such transaction constitute, or are converted into or exchanged for, a majority of the common stock of the surviving person or any direct or indirect parent company of the surviving person immediately after giving effect to such transaction, and (2) expressly excluding any such transaction preceded by our Company’s acquisition of the capital stock of another company for cash, securities or other property, whether directly or indirectly through one of our subsidiaries, as a precursor to such transactions; or

•       at least a majority of our Board ceases to be constituted of directors who were either a member of our Board on February 24, 2016 or who becomes a member of our Board subsequent to that date and whose appointment, election or nomination for election by our stockholders was duly approved by a majority of the continuing directors on our Board at the time of such approval, either by a specific vote or by approval of the proxy statement issued by our Company on behalf of our Board in which such individual is named as nominee for director (each, a “Series B Continuing Director”).

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

Our Board is authorized, without stockholder approval, to cause us to issue additional shares of our Class A common stock or to raise capital through the issuance of additional preferred stock (including equity or debt securities convertible into preferred stock), options, warrants and other rights, on such terms and for such consideration as our Board in its sole discretion may determine. Any such issuance could result in dilution of the equity of our stockholders. Our Board may, in its sole discretion, authorize us to issue common stock or other equity or debt securities to persons from whom we purchase apartment communities, as part or all of the purchase price of the community. Our Board, in its sole discretion, may determine the value of any common stock or other equity or debt securities issued in consideration of apartment communities or services provided, or to be provided, to us.

Our charter also authorizes our Board, without stockholder approval, to designate and issue one or more classes or series of preferred stock in addition to the Series B Preferred Stock (including equity or debt securities convertible into preferred stock) and to set or change the voting, conversion or other rights, preferences, restrictions, limitations as to dividends or other distributions and qualifications or terms or conditions of redemption of each class or series of shares so issued. If any additional preferred stock is publicly offered, the terms and conditions of such preferred stock (including any equity or debt securities convertible into preferred stock) will be set forth in a registration statement registering the issuance of such preferred stock or equity or debt securities convertible into preferred stock. Because our Board has the power to establish the preferences and rights of each class or series of preferred stock, it may afford the holders of any series or class of preferred stock preferences, powers, and rights senior to the rights of holders of common stock or the Series B Preferred Stock. If we ever create and issue additional preferred stock or equity or debt securities convertible into preferred stock with a distribution preference over common stock or the Series B Preferred Stock, payment of any distribution preferences of such new outstanding preferred stock would reduce the amount of funds available for the payment of distributions on our common stock and our Series B Preferred Stock. Further, holders of preferred stock are normally entitled to receive a preference payment if we liquidate, dissolve, or wind up before any payment is made to the common stockholders, likely reducing the amount common stockholders would otherwise receive upon such an occurrence. In addition, under certain circumstances, the issuance of additional preferred stock may delay, prevent, render more difficult or tend to discourage a merger, tender offer, or proxy contest, the assumption of control by a holder of a large block of our securities, or the removal of incumbent management.

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

Our Board determines our major policies, including with regard to investment objectives, financing, growth, debt capitalization, REIT qualification and distributions. Our Board may amend or revise these and other policies without a vote of the stockholders.

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

In particular, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities, securities of taxable REIT subsidiaries (“TRSs”) and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities, securities of TRSs and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% (25% for 2017 and prior years) of the value of our total assets can be represented by the securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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

We may satisfy the 90% distribution test with taxable distributions of our stock or debt securities. On August 11, 2017, the Internal Revenue Service (“IRS”) issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by publicly offered REITs (e.g., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act). Pursuant to Revenue Procedure 2017-45, effective for distributions declared on or after August 11, 2017, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (e.g., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. Although we have no current intention of paying dividends in our own stock, if in the future we choose to pay dividends in our own stock, our stockholders may be required to pay tax in excess of the cash that they receive.

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

The ability of our Board to revoke our REIT qualification without stockholder approval may cause adverse consequences to our stockholders.

Our charter provides that our Board may revoke or otherwise terminate our REIT election, without the approval of our stockholders, if it determines that it is no longer in our best interest to continue to qualify as a REIT. If we cease to qualify as a REIT, we would become subject to U.S. federal income tax on our taxable income and would no longer be required to distribute most of our taxable income to our stockholders, which may have adverse consequences on our total return to our stockholders.

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

Our charter, with certain exceptions, authorizes our directors to take such actions as are necessary and desirable to preserve our qualification as a REIT. Unless exempted, prospectively or retroactively, by our Board, our charter prohibits any person from beneficially or constructively owning more than 9.8% in value of the aggregate of our outstanding shares of capital stock or 9.8% in value or number of shares, whichever is more restrictive, of the outstanding shares of our common stock. Our Board may not grant an exemption from these restrictions to any proposed transferee whose ownership in excess of such thresholds does not satisfy certain conditions designed to ensure that we will not fail to qualify as a REIT. These restrictions on transferability and ownership will not apply, however, if our Board determines that it is no longer in our best interest to continue to qualify as a REIT or that compliance is no longer required for REIT qualification.

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

The “Tax Cuts and Jobs Act” (the “TCJA”) makes significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. In the case of individuals, the tax brackets have been adjusted, the top federal income rate has been reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions have been eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate has been reduced to 21%. There are only minor changes to the REIT rules (other than the 20% deduction applicable to individuals for ordinary REIT dividends received). The TCJA makes numerous other large and small changes to the tax rules that do not affect REITs directly but may affect our stockholders and may indirectly affect us.

Stockholders are urged to consult with their tax advisors with respect to the status of the TCJA and any other regulatory or administrative developments and proposals and their potential effect on investment in our stock.

Dividends payable by REITs generally do not qualify for the reduced tax rates available for certain dividends.

The maximum tax rate applicable to “qualified dividend income” payable to U.S. stockholders taxed at individual rates is 20% plus the 3.8%

surtax on net investment income, if applicable. Dividends payable by REITs, however, generally are not eligible for the reduced rates on qualified dividend income. Rather, under the TCJA, REIT dividends constitute “qualified business income” and thus a 20% deduction is available to individual taxpayers with respect to such dividends, resulting in a 29.6% maximum federal tax rate (plus the 3.8% surtax on net investment income, if applicable) for individual U.S. stockholders. Additionally, without further legislative action, the 20% deduction applicable to REIT dividends will expire on January 1, 2026. The more favorable rates applicable to regular corporate qualified dividends could cause investors who are taxed at individual rates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non- REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our stock.

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

As of December 31, 2018 we owned interests in forty-seven real estate properties, consisting of thirty-three consolidated operating properties and fourteen held through preferred equity and mezzanine loan investments. Of the property interests held through preferred equity and mezzanine loan investments, four are under development, seven are in lease-up and three properties are stabilized. The following tables provide summary information regarding our consolidated operating properties and preferred equity and mezzanine loan investments.

Consolidated Operating Properties

Multifamily Community, Name, Location	Number of Units	Year Built/Renovated (1)	Ownership	Average Rent (2)	Occupancy % (3)
ARIUM at Palmer Ranch, Sarasota, FL	320	2016	100.0%	$1,301	97%
ARIUM Glenridge, Atlanta, GA	480	1990	90.0%	1,195	93%
ARIUM Grandewood, Orlando, FL	306	2005	100.0%	1,384	95%
ARIUM Gulfshore, Naples, FL	368	2016	100.0%	1,261	98%
ARIUM Hunter’s Creek, Orlando, FL	532	1999	100.0%	1,387	95%
ARIUM Metrowest, Orlando, FL	510	2001	100.0%	1,368	94%
ARIUM Palms, Orlando, FL	252	2008	100.0%	1,335	92%
ARIUM Pine Lakes, Port St. Lucie, FL	320	2003	85.0%	1,267	95%
ARIUM Westside, Atlanta, GA	336	2008	90.0%	1,537	99%
Ashford Belmar, Lakewood, CO	512	1988/1993	85.0%	1,612	92%
Ashton Reserve, Charlotte, NC	473	2015	100.0%	1,116	93%
Citrus Tower, Orlando, FL	336	2006	96.8%	1,279	93%
Enders at Baldwin Park, Orlando, FL	220	2003	92.0%	1,762	97%
James on South First, Austin, TX	250	2016	90.0%	1,277	94%
Marquis at Crown Ridge, San Antonio, TX	352	2009	90.0%	1,006	93%
Marquis at Stone Oak, San Antonio, TX	335	2007	90.0%	1,425	94%
Marquis at the Cascades, Tyler, TX	582	2009	90.0%	1,201	96%
Marquis at TPC, San Antonio, TX	139	2008	90.0%	1,499	94%
Outlook at Greystone, Birmingham, AL	300	2007	100.0%	958	91%
Park & Kingston, Charlotte, NC	168	2015	100.0%	1,243	98%
Plantation Park, Lake Jackson, TX	238	2016	80.0%	1,408	93%
Preston View, Morrisville, NC	382	2000	100.0%	1,093	95%
Roswell City Walk, Roswell, GA	320	2015	98.0%	1,509	95%
Sands Parc, Daytona Beach, FL	264	2017	100.0%	1,323	97%
Sorrel, Frisco, TX	352	2015	95.0%	1,279	87%
Sovereign, Fort Worth, TX	322	2015	95.0%	1,347	95%
The Brodie, Austin, TX	324	2001	92.5%	1,271	95%
The Links at Plum Creek, Castle Rock, CO	264	2000	88.0%	1,428	94%
The Mills, Greenville, SC	304	2013	100.0%	1,019	96%
The Preserve at Henderson Beach, Destin, FL	340	2009	100.0%	1,350	94%
Veranda at Centerfield, Houston, TX	400	1999	93.0%	926	94%
Villages of Cypress Creek, Houston, TX	384	2001	80.0%	1,107	93%
Wesley Village, Charlotte, NC	301	2010	100.0%	1,326	93%
Total/Average	11,286			$1,280	94%

(1) Represents date of last significant renovation or year built if no renovations.

(2) Represents the average effective monthly rent per occupied unit for all occupied units for the three months ended December 31, 2018. Total concessions for the three months ended December 31, 2018 amounted to approximately $0.5 million.

(3) Percent occupied is calculated as (i) the number of units occupied as of December 31, 2018, divided by (ii) total number of units, expressed as a percentage.

Preferred Equity and Mezzanine Loan Investments

Multifamily Community Name	Location	Actual/ Planned Number of Units	Total Actual/ Estimated Construction Cost (in millions)	Cost to Date (in millions)	Actual/ Estimated Construction Cost Per Unit	Actual/ Estimated Initial Occupancy	Actual/ Estimated Construction Completion	Pro Forma Average Rent (1)
Whetstone (2)	Durham, NC	204	$37.0	$37.0	$181,373	3Q14	3Q15	$1,284
Alexan CityCentre (2)	Houston, TX	340	83.5	80.7	245,588	2Q17	4Q17	1,566
Helios	Atlanta, GA	282	51.8	50.4	183,688	2Q17	4Q17	1,486
Alexan Southside Place	Houston, TX	270	49.4	47.0	182,963	4Q17	1Q18	2,012
Leigh House	Raleigh, NC	245	40.2	39.4	164,082	3Q17	3Q18	1,271
Vickers Historic Roswell	Roswell, GA	79	31.5	29.9	398,734	2Q18	3Q18	3,176
Domain at The One Forty	Garland, TX	299	52.6	48.6	175,920	2Q18	4Q18	1,469
Arlo	Charlotte, NC	286	60.0	54.9	209,790	2Q18	2Q19	1,507
Cade Boca Raton	Boca Raton, FL	90	29.5	27.7	327,778	4Q18	2Q19	2,549
Novel Perimeter	Atlanta, GA	320	71.0	68.4	221,875	3Q18	2Q19	1,749
Flagler Village	Fort Lauderdale, FL	385	135.4	66.5	351,688	2Q20	3Q20	2,352
North Creek Apartments	Leander, TX	259	44.0	7.0	169,884	4Q19	3Q20	1,358
Riverside Apartments	Austin, TX	222	37.9	6.2	170,721	3Q20	4Q20	1,408
Wayforth at Concord	Concord, NC	150	33.5	2.8	223,333	1Q20	2Q21	1,707
		3,431						$1,692

(1) Represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization.

(2) Represents the average effective monthly rent per occupied unit for all occupied units for the three months ended December 31, 2018.

Item 3.	Legal Proceedings

We are not party to, and none of our properties are subject to, any material pending legal proceeding.

Item 4.	Mining Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of Class A common stock are traded on the NYSE American under the symbol “BRG.”

On February 6, 2019, the closing price of our Class A common stock, as reported on the NYSE American, was $10.20.

The following table sets forth the high and low intraday sale prices of our Class A common stock, as reported on the NYSE American, for each calendar quarter in the last two fiscal years, as reported on the NYSE American, and the distributions paid by us with respect to those periods.

Quarter Ended	High	Low	Distributions (1)
March 31, 2017	$14.14	$11.25	$0.290
June 30, 2017	$13.26	$11.95	$0.290
September 30, 2017	$13.77	$9.68	$0.290
December 31, 2017	$11.81	$9.67	$0.290

March 31, 2018	$10.19	$7.02	$0.1625
June 30, 2018	$9.43	$8.33	$0.1625
September 30, 2018	$10.08	$8.75	$0.1625
December 31, 2018	$10.36	$8.19	$0.1625

(1)	Distribution information is for distributions declared with respect to that quarter.

On January 11, 2019, our Board authorized, and we declared monthly dividends for the first quarter of 2019 equal to a monthly rate of $5.00 per share on our Series B Preferred Stock, payable monthly to the stockholders of record as of January 25, 2019, February 25, 2019 and March 25, 2019, which was paid in cash on February 5, 2019, and which will be paid in cash on March 5, 2019 and April 5, 2019, respectively.

Stockholder Information

As of February 6, 2019, we had approximately 23,060,501 shares of Class A common stock outstanding held by a total of 484 stockholders, one of which is the holder for all beneficial owners who hold in street name.

Distributions

Future distributions paid by the Company will be at the discretion of our Board and will depend upon the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant.

Distributions paid on our Class A common shares, Class C common shares, OP Units and LTIP Units that are entitled to receive distribution equivalents when dividends are paid on the common stock, by quarter for the years ended December 31, 2018 and 2017, respectively, were as follows (amounts in thousands, except per share amounts):

	Distributions
	Declared Per Share	Total Paid
2017
First Quarter	$0.290	$7,130
Second Quarter	0.290	7,628
Third Quarter	0.290	7,721
Fourth Quarter	0.290	8,219
Total	$1.160	$30,698

2018
First Quarter	$0.1625	$3,003
Second Quarter	0.1625	5,149
Third Quarter	0.1625	5,161
Fourth Quarter	0.1625	5,149
Total	$0.6500	$18,462

2019	$0.1625	$5,132
First Quarter

On January 11, 2019, our Board authorized, and we declared monthly dividends for the first quarter of 2019 equal to monthly rate of $5.00 per share on our Series B Preferred Stock, payable monthly to the stockholders of record as of January 25, 2019, February 25, 2019 and March 25, 2019, which was paid in cash on February 5, 2019, and which will be paid in cash on March 5, 2019 and April 5, 2019, respectively.

Distributions paid for the years ended December 31, 2018, 2017 and 2016, respectively, were funded from cash provided by operating activities except with respect to zero, $4,824,000, and $3,283,000, respectively, which was funded from sales of real estate, borrowings, and/or proceeds from our equity offerings.

Although we may use alternative sources of cash to fund distributions in a given period, we expect that distribution requirements for an entire year will be met with cash flows from operating activities.

	Year Ended December 31,
	2018	2017	2016
	(In thousands)
Cash provided by operating activities	$64,455	$54,247	$34,444

Cash distributions to preferred stockholders	(35,014)	(26,042)	(9,664)
Cash distributions to common stockholders	(13,952)	(29,583)	(24,437)
Cash distributions to noncontrolling interests, excluding $27.9 million from sale of real estate investments in 2017	(6,298)	(3,446)	(3,626)
Total distributions	$(55,264)	$(59,071)	$(37,727)
Excess (shortfall)	$9,191	$(4,824)	$(3,283)
Proceeds from sale of joint venture interests	$-	$17,603	$20,521
Proceeds from sale of real estate assets	$-	$-	$36,675
Proceeds from sale of real estate assets, net of noncontrolling distributions of $27.9 million in 2017	$-	$44,028	$-

Equity Compensation Plans

Incentive Plans

The Company’s incentive plans were originally adopted by our Board on December 16, 2013, and approved by our stockholders on January 23, 2014, as the 2014 Equity Incentive Plan for Individuals (the “2014 Individuals Plan”) and the 2014 Equity Incentive Plan for Entities (the “2014 Entities Plan,” and together with the 2014 Individuals Plan, the “2014 Incentive Plans”). The 2014 Incentive Plans were subsequently amended and restated by the Amended and Restated 2014 Equity Incentive Plan for Individuals (the “Amended 2014 Individuals Plan”), and the Amended and Restated 2014 Equity Incentive Plan for Entities (the “Amended 2014 Entities Plan,” and together with the Amended 2014 Individuals Plan, the “Amended 2014 Incentive Plans”) as adopted by our Board on April 7, 2015 and approved by our stockholders on May 28, 2015. On August 3, 2017 and October 18, 2017, our Board adopted, and on October 26, 2017 our stockholders approved, the second amendment and restatement of the 2014 Individuals Plan (the “Second Amended 2014 Individuals Plan”) and the 2014 Entities Plan (the “Second Amended 2014 Entities Plan,” and together with the Second Amended 2014 Individuals Plan, the “Second Amended 2014 Incentive Plans”), which superseded and replaced in their entirety the Amended 2014 Incentive Plans.

On August 9, 2018, our Board adopted, and on September 28, 2018 our stockholders approved, the third amendment and restatement of the Second Amended 2014 Individuals Plan (the “Third Amended 2014 Individuals Plan”) and the Second Amended 2014 Entities Plan (the “Third Amended 2014 Entities Plan,” and together with the Third Amended 2014 Individuals Plan, the “Third Amended 2014 Incentive Plans,” and together with the Second Amended 2014 Incentive Plans,” the “Incentive Plans”) which superseded and replaced in their entirety the Second Amended 2014 Incentive Plans Under the Third Amended 2014 Incentive Plans, we have reserved and authorized an aggregate number of 2,250,000 shares of our common stock for issuance. As of February 6, 2019, 1,648,639 shares were available for future issuance.

The purpose of the Third Amended 2014 Incentive Plans is to attract and retain independent directors, executive officers and other key employees, including officers and employees of our Operating Partnership and their affiliates, and other service providers. The Third Amended 2014 Incentive Plans provide for the grant of options to purchase shares of our common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards.

Administration of the Third Amended 2014 Incentive Plans

The Third Amended 2014 Incentive Plans are administered by the compensation committee of our Board, except that the Third Amended 2014 Incentive Plans will be administered by our Board with respect to awards made to directors who are not employees. This summary uses the term “administrator” to refer to the compensation committee or our Board, as applicable. The administrator will approve who will receive grants under the Third Amended 2014 Incentive Plans, determine the type of award that will be granted and will specify the number of shares of our Class A Common Stock subject to each grant.

Eligibility

Employees and officers of our Company and our affiliates (including employees of our Operating Partnership) and members of our Board are eligible to receive grants under the Third Amended 2014 Individuals Plan. In addition, individuals who provide significant services to us or an affiliate, including individuals who provide services to us or an affiliate by virtue of employment with, or providing services to, our Operating Partnership may receive grants under the Third Amended 2014 Individuals Plan.

Entities that provide significant services to us or our affiliates, including our Operating Partnership, may receive grants under the Third Amended 2014 Entities Plan in the discretion of the administrator.

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our Third Amended 2014 Incentive Plans, as of December 31, 2018.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	-	-	2,166,037
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	2,166,037

We have adopted a Code of Ethics for our directors, officers and employees intended to satisfy NYSE American listing standards and the definition of a “code of ethics” set forth in Item 406 of Regulation S-K. Any information relating to amendments to our Code of Ethics or waivers of a provision of our Code of Ethics required to be disclosed pursuant to Item 5.05 of Form 8-K will be disclosed through our website.

Clawback Policy

Any award granted under the Incentive Plans, and any payment made with respect to any such award, is subject to the condition that we may require such award to be returned, and any payment made with respect to such award to be repaid, if such action is required under the terms of any Company recoupment or “clawback” (forfeiture or repayment) policy as in effect on the date the award was granted or if recoupment is required by any law, rule, requirement or regulation.

Unregistered Sales of Equity Securities

We previously disclosed our issuances during the years ended December 31, 2018, 2017 and 2016 of equity securities that were not registered under the Securities Act of 1933, as amended, in our Current Reports on Form 8-K and amendments thereto on Form 8-K/A, as applicable, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2016, March 1, 2016, May 9, 2016, May 11, 2016, August 3, 2016, August 9, 2016, November 14, 2016, February 22, 2017, May 15, 2017, August 4, 2017, August 10, 2017, November 6, 2017, November 9, 2017, January 5, 2018, February 22, 2018, May 14, 2018, August 13, 2018, October 9, 2018, and November 9, 2018 and in our Form 10-Q filed on August 8, 2016.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
February 1, 2018 through February 28, 2018	331,090	$7.86	331,090	$22,398,638
March 1, 2018 through March 31, 2018	199,603	8.03	199,603	20,795,897
April 1, 2018 through April 30, 2018	—	—	—	20,795,897
May 1, 2018 through May 31, 2018	28,000	8.96	28,000	20,545,146
June 1, 2018 through June 30, 2018	79,040	8.96	79,040	19,837,157
July 1, 2018 through September 30, 2018	—	—	—	19,837,157
October 1, 2018 through October 31, 2018	—	—	—	19,837,157
November 1, 2018 through November 30, 2018	85,619	8.82	85,619	19,082,279
December 1, 2018 through December 31, 2018	331,705	9.35	331,705	15,982,102
Total	1,055,057	$8.55	1,055,057

Item 6.	Selected Financial Data

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Bluerock Residential Growth REIT, Inc., and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Bluerock Residential Growth REIT, Inc., a Maryland corporation, and, as required by context, Bluerock Residential Holdings, L.P., a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. We refer to Bluerock Real Estate, L.L.C., a Delaware limited liability company, and Bluerock Real Estate Holdings, LLC, together as “Bluerock”, and we refer to our former external manager, BRG Manager, LLC, as our “former Manager.” Both Bluerock and our former Manager are affiliated with the Company. See also “Forward-Looking Statements” preceding Part I.

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

On October 31, 2017, we became an internally-managed REIT as a result of the completion of the management internalization transactions (the “Internalization”), and we are no longer externally managed by our former Manager.

We conduct our operations through our Operating Partnership, of which we are the sole general partner. The consolidated financial statements include our accounts and those of the Operating Partnership.

As of December 31, 2018, we owned interests in forty-seven real estate properties, consisting of thirty-three consolidated operating properties and fourteen held through preferred equity and mezzanine loan investments. Of the property interests held through preferred equity and mezzanine loan investments, four are under development, seven are in lease-up and three properties are stabilized. The forty-seven properties contain an aggregate of 14,717 units, comprised of 11,286 consolidated operating units and 3,431 units through preferred equity and mezzanine loan investments. As of December 31, 2018, our consolidated operating properties were approximately 94% occupied.

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

Significant Developments

During 2018, we acquired five operating multifamily communities generally through various multi-tiered joint ventures in which we have indirect ownership ranging from 80% to 100%, representing an aggregate of 1,678 units, for an aggregate purchase price of approximately $330.8 million. These properties were located in: Castle Rock, Colorado; Daytona Beach, Florida; Lake Jackson, Texas; Houston, Texas; and Lakewood, Colorado.

We also invested in or continued to invest in multi-tiered development joint ventures through increased common or preferred equity investments of $17.9 million, representing an aggregate of 1,618 units. These properties are located in: Houston, Texas; Atlanta, Georgia; Raleigh, North Carolina; Leander, Texas, and Austin, Texas.

We provided mezzanine loan funds in three developments projects with 554 units in 2018. During the first quarter of 2018 we amended and restated the Flagler Village mezzanine loan and increased the loan by $21.0 million. We also provided increased mezzanine financing to Cade and Vickers Historic Roswell by approximately $1.0 million.

As part of our effort to simplify our structure, during 2018 we invested approximately $12.0 million to increase our ownership stake to 100% in each of our ARIUM at Palmer Ranch, ARIUM Gulfshore, and ARIUM Palms properties.

During the year ended December 31, 2018, we issued 123,592 shares of Series B Preferred Stock under a continuous registered offering with net proceeds of approximately $111.2 million after commissions and dealer manager fees.

In February 2018, the Company authorized the repurchase of up to $25 million of the Company’s outstanding shares of Class A common stock for a period of one year pursuant to a stock repurchase plan. In December 2018, we renewed our stock repurchase plan for a period of one year and announced a new plan for the repurchase of up to $5.0 million of our outstanding shares of Class A common stock in accordance with the guidelines specified under Rule 10b5-1 of the Exchange Act, which shares will be applied against the $25 million under our original repurchase plan. The repurchase plan may be discontinued at any time. The extent to which the Company repurchases shares of its Class A common stock, and the timing of any such purchases, depends on a variety of factors including general business and market conditions and other corporate considerations. The Company purchased 1,055,057 shares of Class A common stock during the year ended December 31, 2018 for a total purchase price of approximately $9.0 million.

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

Results of Operations

Note 3, “Sale of Real Estate Assets and Joint Venture Equity Interests and Abandonment of Development Project”; Note 4, “Investments in Real Estate”; Note 5, “Acquisition of Real Estate’; Note 6, “Notes and Interest Receivable due from Related Party”; and Note 7, “Investments in Unconsolidated Real Estate Joint Ventures,” to our Consolidated Financial Statements provide discussion of the various purchases and sales of properties and joint venture equity interests. These transactions have resulted in material changes to the presentation of our financial statements.

The following is a summary of our stabilized consolidated operating real estate investments as of December 31, 2018:

Multifamily Community	Year Built/Renovated (1)	Number of Units	Ownership	Occupancy %
ARIUM at Palmer Ranch	2016	320	100.0%	97%
ARIUM Glenridge	1990	480	90.0%	93%
ARIUM Grandewood	2005	306	100.0%	95%
ARIUM Gulfshore	2016	368	100.0%	98%
ARIUM Hunter’s Creek	1999	532	100.0%	95%
ARIUM Metrowest	2001	510	100.0%	94%
ARIUM Palms	2008	252	100.0%	92%
ARIUM Pine Lakes	2003	320	85.0%	95%
ARIUM Westside	2008	336	90.0%	99%
Ashford Belmar	1988/1993	512	85.0%	92%
Ashton Reserve	2015	473	100.0%	93%
Citrus Tower	2006	336	96.8%	93%
Enders Place at Baldwin Park	2003	220	92.0%	97%
James on South First	2016	250	90.0%	94%
Marquis at Crown Ridge	2009	352	90.0%	93%
Marquis at Stone Oak	2007	335	90.0%	94%
Marquis at the Cascades	2009	582	90.0%	96%
Marquis at TPC	2008	139	90.0%	94%
Outlook at Greystone	2007	300	100.0%	91%
Park & Kingston	2015	168	100.0%	98%
Plantation Park	2016	238	80.0%	93%
Preston View	2000	382	100.0%	95%
Roswell City Walk	2015	320	98.0%	95%
Sands Parc	2017	264	100.0%	97%
Sorrel	2015	352	95.0%	87%
Sovereign	2015	322	95.0%	95%
The Brodie	2001	324	92.5%	95%
The Links at Plum Creek	2000	264	88.0%	94%
The Mills	2013	304	100.0%	96%
The Preserve at Henderson Beach	2009	340	100.0%	94%
Veranda at Centerfield	1999	400	93.0%	94%
Villages of Cypress Creek	2001	384	80.0%	93%
Wesley Village	2010	301	100.0%	93%
Total/Average		11,286		94%

(1)         Represents date of most recent significant renovation or date built if no renovations.

Year ended December 31, 2018 as compared to the year ended December 31, 2017

Revenue

Net rental income increased $41.5 million, or 40%, to $144.3 million for the year ended December 31, 2018 as compared to $102.8 million for the same prior year period. Net rental income increased $46.1 million from the acquisition of five properties in 2018 and the full year impact of twelve properties acquired in 2017, and a $3.2 million increase from same store properties, offset by a $7.8 million decrease in net rental income driven by the sales of four properties in 2017. See Item 1. Business “Summary of Investments and Dispositions”.

Other property revenues increased $5.3 million, or 41%, to $18.1 million for the year ended December 31, 2018 as compared to $12.8 million for the same prior year period. Other property revenues increased $5.8 million from the acquisition of five properties in 2018 and the full year impact of twelve properties acquired in 2017, and a $0.4 million increase from same store properties, offset by a $0.9 million decrease in other property revenues driven by the sales of four properties in 2017.

Interest income from related parties increased $14.4 million, or 182%, to $22.3 million for the year ended December 31, 2018 as compared to $7.9 million for the same prior year period due to increases in the average balance of mezzanine loans outstanding.

Expenses

Property operating expenses increased $19.7 million, or 41%, to $68.0 million for the year ended December 31, 218 as compared to $48.3 million for the same prior year period. Property operating expenses increased $21.8 million primarily from the acquisition of five properties in 2018 and the full year impact of twelve properties acquired in 2017, and a $1.4 million increase from same store properties, offset by a $3.4 million decrease in property operating expenses driven by the sales of four properties in 2017. Property NOI margins decreased to 58.1% of total revenues for the year ended December 31, 2018, from 58.2% in the prior year period. Property margins have been impacted by the sales of stabilized properties owned for longer time periods and the recent purchase of assets that have not yet achieved the same level of operational efficiency. Property NOI margins are computed as total property revenues less property operating expenses, divided by total property revenues.

Property management fees expense increased $1.2 million, or 38%, to $4.4 million for the year ended December 31, 2018 as compared to $3.2 million in the same prior year period.  Property management fees increased $1.4 million from the acquisition of five properties in 2018 and the full year impact of twelve properties acquired in 2017, offset by a $0.2 million decrease in property management fees driven by the sales of four properties in 2017.

General and administrative expenses amounted to $19.6 million for the year ended December 31, 2018 as compared to $7.5 million for the same prior year period. Excluding non-cash equity compensation expense of $6.9 million and $2.3 million for the years ended December 31, 2018 and 2017, respectively, general and administrative expenses were $12.6 million, or 6.8% of revenues for the year ended December 31, 2018 as compared to $5.2 million, or 4.2% of revenues, for the same prior year end period. This increase can be primarily attributed to the impact of the Internalization as we are now incurring expenses that were previously covered by the management fees payable to our former Manager, described below. Combined general and administrative expenses and management fees decreased $0.7 million to $19.6 million for the year ended December 31, 2018 as compared to $20.3 million for the year ended December 31, 2017.

Management fees were eliminated in conjunction with the Internalization. Base management fees of $8.7 million were expensed in the year ended December 31, 2017. Incentive management fees of $4.0 million were expensed in the year ended December 31, 2017. All base management and incentive management fees in 2017 were paid in LTIP Units in lieu of cash.

Acquisition and pursuit costs amounted to $0.1 million for the year ended December 31, 2018 as compared to $3.2 million for the same prior year period. Substantially all the expenses for the year ended December 31, 2017 were due to the Company’s decision to abandon the proposed East San Marco Property development and write off the pre-acquisition costs that had been incurred. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Management internalization expenses of $43.6 million for the year ended December 31, 2017 related to the transaction expenses for the Internalization, including the issuance of Class C common stock and OP units. There were no such costs in 2018.

Weather-related losses, net were $0.3 million for the year ended December 31, 2018 as compared to $1.0 million for the same prior year period. Weather-related losses incurred in the year ended December 31, 2018 primarily related to freeze damages at three properties in North Carolina and one property in Texas for $0.2 million, along with hail damages at one property in Texas for $0.1 million. Weather-related losses incurred in the year ended December 31, 2017 were related to damages sustained from Hurricane Irma at six properties in Florida and three properties in Georgia.

Depreciation and amortization expenses increased to $62.7 million for the year ended December 31, 2018 as compared to $48.6 million for the same prior year period. Depreciation and amortization expense increased $18.4 million from the acquisition of five properties in 2018 and the full year impact of twelve properties acquired in 2017, offset by a $2.0 million decrease in depreciation and amortization driven by the sales of four properties in 2017 and a $2.4 million decrease from same store properties.

Other Income and Expenses

Other income and expenses amounted to net expense of $45.0 million for the year ended December 31, 2018 as compared to net other income of $37.6 million for the same prior year period. Interest expense increased $21.5 million, or 68%, to $53.0 million for the year ended December 31, 2018 as compared to $31.5 million for the same prior year period due to the increased amount of properties and an increase in debt to fund the property acquisitions. The balance of the difference was primarily due to $60.4 million of gains on the sales of properties during the year ended December 31, 2017.

Year ended December 31, 2017 as compared to the year ended December 31, 2016

Revenue

Net rental income increased $29.5 million, or 40%, to $102.8 million for the year ended December 31, 2017 as compared to $73.3 million for the same prior year period. Net rental income increased $47.4 million from the acquisition of twelve properties in 2017 and the full year impact of nine properties acquired in 2016, offset by a $1.5 million decrease from same store properties and a $16.4 million decrease in net rental income driven by the sales of five properties in 2017 and 2016. See Item 1. Business “Summary of Investments and Dispositions”.

Other property revenues increased $4.8 million, or 59%, to $12.8 million for the year ended December 31, 2017 as compared to $8.1 million for the same prior year period. Other property revenues increased $6.3 million from the acquisition of twelve properties in 2017 and the full year impact of nine properties acquired in 2016, offset by a $1.5 million decrease in other property revenues driven by the sales of five properties in 2017 and 2016.

Interest income from related parties increased to $7.9 million due to the entering into various mezzanine loans during 2017.

Expenses

Property operating expenses increased $16.5 million, or 52%, to $48.3 million for the year ended December 31, 2017 as compared to $31.8 million for the same prior year period. Property operating expenses increased $23.7 million primarily from the acquisition of twelve properties in 2017 and the full year impact of nine properties acquired in 2016, offset by a $0.5 million decrease from same store properties and a $6.8 million decrease in property operating expenses driven by the sales of five properties in 2017 and 2016. Property NOI margins decreased to 58.2% of total revenues for the year ended December 31, 2017, from 60.9% in the prior year period. Property margins have been impacted by the sales of properties owned for longer time periods which were efficiently operated with assets purchased more recently that had not yet achieved the same level of operational efficiency. Property NOI margins are computed as total property revenues less property operating expenses, divided by total property revenues.

Property management fees expense increased $0.9 million, or 39%, to $3.2 million for the year ended December 31, 2017 as compared to $2.3 million in the same prior year period.  Property management fees increased $1.5 million from the acquisition of twelve properties in 2017 and the full year impact of nine properties acquired in 2016, offset by a $0.6 million decrease in property management fees driven by the sales of five properties in 2017 and 2016.

General and administrative expenses amounted to $7.5 million for the year ended December 31, 2017 as compared to $5.9 million for the same prior year period. Excluding non-cash amortization of LTIPs and restricted stock expense of $2.3 million and $3.0 million, for the years ended December 31, 2017 and 2016, respectively, general and administrative expenses increased to $5.2 million, or 4.2% of revenues for the year ended December 31, 2017 as compared to $2.8 million, or 3.5% of revenues, for the same prior year end period. This increase can be partially attributed to the impact of the Internalization as we are now incurring expenses that were previously covered by the management fees.

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

For comparison of our twelve months ended December 31, 2018 and 2017, the same store properties included properties owned at January 1, 2017. Our same store properties for the twelve months ended December 31, 2018 and 2017 consisted of sixteen properties, representing 5,151 units.

For comparison of our three months ended December 31, 2018 and 2017, the same store properties included properties owned at October 1, 2017. Our same store properties for the three months ended December 31, 2018 and 2017 consisted of twenty-four properties, representing 7,962 units.

Certain amounts in prior year same store presentation have been reclassified to conform to the current period presentation.

Because of the limited number of same store properties as compared to the number of properties in our portfolio in 2018 and 2017, respectively, our same store performance measures may be of limited usefulness.

The following table presents the same store and non-same store results from operations for the years ended December 31, 2018 and 2017 (dollars in thousands):

	Year Ended December 31,		Change
	2018	2017	$	%
Property Revenues
Same Store	$84,504	$80,828	$3,676	4.5%
Non-Same Store	77,957	34,818	43,139	123.9%
Total property revenues	162,461	115,646	46,815	40.5%

Property Expenses
Same Store	34,967	33,585	1,382	4.1%
Non-Same Store	33,030	14,761	18,269	123.8%
Total property expenses	67,997	48,346	19,651	40.6%

Same Store NOI	49,537	47,243	2,294	4.9%
Non-Same Store NOI	44,927	20,057	24,870	124.0%
Total NOI (1)	$94,464	$67,300	$27,164	40.40%

(1) See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

 The following table presents the same store and non-same store results from operations for the three months ended December 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended December 31,		Change
	2018	2017	$	%
Property Revenues
Same Store	$31,984	$30,313	$1,671	5.5%
Non-Same Store	12,304	4,072	8,232	202.2%
Total property revenues	44,288	34,385	9,903	28.8%

Property Expenses
Same Store	12,871	12,558	313	2.5%
Non-Same Store	4,622	1,584	3,038	191.8%
Total property expenses	17,493	14,142	3,351	23.7%

Same Store NOI	19,113	17,755	1,358	7.6%
Non-Same Store NOI	7,682	2,488	5,194	208.8%
Total NOI (1)	$26,795	$20,243	$6,552	32.4%

(1) See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Twelve Months Ended December 31, 2018 Compared to Twelve Months Ended December 31, 2017

Same store NOI for the twelve months ended December 31, 2018 increased 4.9%, or $2.29 million, compared to the 2017 period. There was a 4.5% increase in same store property revenues as compared to the 2017 period. The increase was primarily attributable to a 4.5% increase in average rental rates; all sixteen same store properties recognized rental rate increases during the period.   Average occupancy decreased 30 basis points to 94.1%. The remaining increase was due to a $0.45 million increase in resident fees derived from implementing valet trash fees at twelve same store properties, telecommunication royalty programs and a general increase in resident fees, such as pet, pest and late fees. Same store expenses for the twelve months ended December 31, 2018 increased 4.1%, or $1.38 million, compared to the 2017 period, primarily due to a $0.62 million increase in real estate taxes due to higher valuations by municipalities and $0.38 million attributable to the recurring annual maintenance incurred in current year on certain properties which was not required in prior year as the properties were undergoing renovations.  The remaining increase is due to a $0.13 million increase in payroll and a $0.12 million increase in utilities.

Property revenues and property expenses for our non-same store properties increased significantly due to having a full year impact in 2018 from twelve properties acquired during 2017 along with the partial year impact of the five properties acquired in 2018. The results of operations for acquired properties have been included in our consolidated statements of operations from the date of acquisition and the results of operations for disposed properties have been excluded from the consolidated statements of operations since the date of disposition.

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

Same store NOI for the three months ended December 31, 2018 increased 7.6%, or $1.36 million, compared to the 2017 period. There was a 5.5% increase in same store property revenues as compared to the 2017 period. The increase was primarily attributable to a 4.8% increase in average rental rates; twenty-three of our twenty-four same store properties recognized rental rate increases during the period. In addition, average occupancy increased 80 basis points to 94.6%. Same store expenses for the three months ended December 31, 2018 increased 2.5%, or $0.32 million, compared to the 2017 period. The increase is primarily due to a $0.15 million increase in payroll, a $0.11 million increase in maintenance, and $0.09 million of additional real estate taxes due to higher valuations by municipalities.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired during 2017 and 2018; the 2018 non-same store property count was 9 compared to 4 properties for the 2017 period. The results of operations for acquired properties have been included in our consolidated statements of operations from the date of acquisition and the results of operations for disposed properties have been excluded from the consolidated statements of operations since the date of disposition.

Prior year’s comparisons

For comparison of our twelve months ended December 31, 2017 and 2016, the same store properties included properties owned at January 1, 2016. Our same store properties for the twelve months ended December 31, 2017 and 2016 consisted of eight properties, representing 2,429 units.

For comparison of our three months ended December 31, 2017 and 2016, the same store properties included properties owned at October 1, 2016. Our same store properties for the three months ended December 31, 2017 and 2016 consisted of eleven properties, representing 3,457 units.

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

The following table presents the same store and non-same store results from operations for the years ended December 31, 2017 and 2016 (dollars in thousands):

	Year Ended December 31,		Change
	2017	2016	$	%
Property Revenues
Same Store	$37,501	$36,166	$1,335	3.7%
Non-Same Store	78,145	45,151	32,994	73.1%
Total property revenues	115,646	81,317	34,329	42.2%

Property Expenses
Same Store	14,754	14,209	545	3.8%
Non-Same Store	33,592	17,605	15,987	90.8%
Total property expenses	48,346	31,814	16,532	52.0%

Same Store NOI	22,747	21,957	790	3.6%
Non-Same Store NOI	44,553	27,546	17,007	61.7%
Total NOI (1)	$67,300	$49,503	$17,797	36.0%

(1) See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

 The following table presents the same store and non-same store results from operations for the three months ended December 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended December 31,		Change
	2017	2016	$	%
Property Revenues
Same Store	$13,870	$13,489	$381	2.8%
Non-Same Store	20,515	10,235	10,280	100.4%
Total property revenues	34,385	23,724	10,661	44.9%

Property Expenses
Same Store	5,492	5,063	429	8.5%
Non-Same Store	8,650	3,954	4,696	118.8%
Total property expenses	14,142	9,017	5,125	56.8%

Same Store NOI	8,378	8,426	(48)	-0.6%
Non-Same Store NOI	11,865	6,281	5,584	88.9%
Total NOI (1)	$20,243	$14,707	$5,536	37.6%

Twelve Months Ended December 31, 2017 Compared to Twelve Months Ended December 31, 2016

Same store NOI for the twelve months ended December 31, 2017 increased by 3.6% or $0.79 million, compared to the 2016 period. There was a 3.7% or $1.3 million increase in same store property revenues as compared to the 2016 period, primarily attributable to a 3.8% increase in average rental rates, offset by a 44 basis point decrease in average occupancy. Same store expenses for the twelve months ended December 31, 2017 increased 3.8% or $0.54 million, compared to the 2016 period.  The increase is primarily due to $0.17 million increase in real estate taxes due to higher valuations by municipalities, $0.1 million increase in wages, $0.1 million increase in landscaping, $0.08 million in advertising, and $0.07 million in turnover costs.

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

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

Same store NOI for the three months ended December 31, 2017 decreased 0.6% or $0.05 million, compared to the 2016 period. There was a 2.8% increase in same store property revenues as compared to the 2016 period, primarily attributable to a 2.7% increase in average rental rates; nine of our eleven same store properties recognized rental rate increases during the period. Same store expenses for the three months ended December 31, 2017 increased 8.5% or $0.43 million, compared to the 2016 period, primarily due to $0.28 million increase in real estate taxes due to higher valuations by municipalities and $0.07 million increase in wages. The same store results were also disproportionately impacted by performance from two assets in the Dallas Fort Worth MSA, particularly our Frisco asset which continues to remain challenged from new supply.

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

However, NOI should only be used as an alternative measure of our financial performance. The following table reflects net loss attributable to common stockholders together with a reconciliation to NOI and to same store and non-same store contributions to consolidated NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Year Ended December 31,
	2018	2017	2016
Net loss attributable to common shares	$(42,759)	$(45,679)	$(18,985)
Add back: Net loss attributable to operating partnership units	(12,839)	(9,372)	(276)
Net loss attributable to common shares and units	(55,598)	(55,051)	(19,261)
Add common stockholders and operating partnership units pro-rata share of:
Depreciation and amortization	59,103	44,741	27,356
Non-real estate depreciation and amortization	301	6	—
Non-cash interest expense	3,757	1,939	802
Unrealized loss on derivatives	2,776	—	—
Property management fees	4,151	2,915	1,988
Management fees to related parties	—	12,726	6,510
Acquisition and pursuit costs	116	3,091	4,182
Loss on extinguishment of debt and debt modification costs	2,226	1,551	2,303
Corporate operating expenses	19,416	7,541	5,863
Management internalization	—	43,554	63
Weather-related losses, net	280	956	—
Preferred dividends	35,637	27,023	13,763
Preferred stock accretion	5,970	3,011	893
Less common stockholders and operating partnership units pro-rata share of:
Other income	—	16	26
Preferred returns and equity in income of unconsolidated real estate joint ventures	10,312	10,336	11,632
Interest income from related parties	22,255	7,930	17
Gain on sale of joint venture interests, net	—	6,414	—
Gain on sale of real estate investments	—	34,436	6,801
Pro-rata share of properties' income	45,568	34,871	26,262
Add:
Noncontrolling interest pro-rata share of partially owned property income	2,629	3,112	4,232
Total property income	48,197	37,983	30,494
Add:
Interest expense	46,267	29,317	19,009
Net operating income	94,464	67,300	49,503
Less:
Non-same store net operating income	44,927	20,057	27,546
Same store net operating income	$49,537	$47,243	$21,957

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements. Our primary liquidity requirements relate to (a) our operating expenses and other general business needs, (b) distributions to our stockholders, (c) investments and capital requirements to fund development and renovations at existing properties and (d) ongoing commitments to repay borrowings, including our credit facilities and maturing short-term debt, and (e) Class A common stock repurchases under our stock repurchase program.

We believe the properties underlying our real estate investments are performing well. We had a portfolio-wide debt service coverage ratio of 1.86x and occupancy of 94%, exclusive of our development properties, at December 31, 2018.

On May 17, 2018, the Company filed, and on May 23, 2018, the SEC declared effective on Form S-3 (File No. 333-224990), a shelf registration statement that expires in May 2021 (the “May 2018 Shelf Registration Statement”). The securities covered by the May 2018 Shelf Registration Statement cannot exceed $2,500,000,000 in the aggregate and include common stock, preferred stock, depositary shares representing preferred stock, debt securities, warrants to purchase stock or debt securities and units. The Company may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.

On February 24, 2016, we filed a prospectus supplement to our registration statement on Form S-3 (File No. 333-200359) filed with the SEC on November 19, 2014 and declared effective on December 19, 2014 (the “December 2014 Shelf Registration Statement”), offering a maximum of 150,000 Units (the “Series B Units”) consisting of 150,000 shares of Series B Redeemable Preferred Stock (the “Series B Preferred Stock”) and warrants (the “Warrants”) to purchase 3,000,000 shares of Class A common stock (liquidation preference $1,000 per share of Series B Preferred Stock) (the “Series B Preferred Offering”). On July 21, 2017, we filed an additional prospectus supplement to the December 2014 Shelf Registration Statement to increase the size of the Series B Preferred Offering to a maximum of 225,000 shares of our Series B Preferred Stock, and Warrants to purchase a maximum of 4,500,000 shares of our Class A common stock (which maximum amounts were inclusive of those reflected in the original Series B Prospectus Supplement). On November 15, 2017, we filed an additional prospectus supplement to our registration statement on Form S-3 (File No. 333-208956) filed with the SEC on January 13, 2016 and declared effective on January 29, 2016 (the “January 2016 Shelf Registration Statement”), to further increase the size of the Series B Preferred Offering to a maximum of 435,000 shares of our Series B Preferred Stock, and Warrants to purchase a maximum of 8,700,000 shares of our Class A common stock (which maximum amounts were inclusive of those reflected in the additional Series B Prospectus Supplement filed on July 21, 2017). On November 15, 2018, we filed a prospectus supplement to our May 2018 Shelf Registration Statement, to further increase the size of the Series B Preferred Offering by offering an additional 500,000 Units (the “Series B Units”) consisting of 500,000 shares of Series B Redeemable Preferred Stock (the “Series B Preferred Stock”) and warrants (the “Warrants”) to purchase 10,000,000 shares of Class A common stock (liquidation preference $1,000 per share of Series B Preferred Stock) (the “Series B Preferred Offering”). As of December 31, 2018, the Company has issued and outstanding 306,009 shares of Series B Preferred Stock and 308,273 Warrants to purchase 6,165,460 shares of Class A common stock.

Our total stockholders’ equity decreased $64.5 million from $222.8 million as of December 31, 2017 to $158.3 million as of December 31, 2018. The decrease in our total stockholders’ equity is primarily attributable to distributions declared of $47.1 million for the year ended December 31, 2018, net loss attributable to common stockholders of $1.2 million, and repurchase of Class A common stock of $9.0 million, offset by proceeds of $1.7 million from the sale of warrants in conjunction with the Series B preferred stock and the issuance of Class A common stock of $1.6 million for the redemption of Series B preferred stock.

In general, we believe our available cash balances, the proceeds from the continuous offering of Series B Preferred Stock, the Senior and Junior Credit Facilities, the Fannie Facility, other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. We expect that properties added to our portfolio with the proceeds from the continuous offering of Series B Preferred Stock and from the credit facilities will have a positive impact on our future results of operations. In general, we expect that our results related to our portfolio will improve in future periods as a result of anticipated future investments in and acquisitions of real estate.

  We believe we will be able to meet our primary liquidity requirements going forward through:

•	$24.8 million in cash available at December 31, 2018;

•	cash generated from operating activities; and

•	our continuous Series B Preferred Stock Offering, proceeds from future borrowings and potential offerings, including potential offerings of common and preferred stock through underwritten offerings, as well as issuances of units of limited partnership interest in our Operating Partnership, or OP Units.

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

In February 2018, we authorized the repurchase of up to $25 million of our outstanding shares of Class A common stock over a period of one year pursuant to a stock repurchase plan. In December 2018, we renewed our stock repurchase plan for a period of one year and announced a new plan for the repurchase of up to $5.0 million of our outstanding shares of Class A common stock in accordance with the guidelines specified under Rule 10b5-1 of the Exchange Act, which shares will be applied against the $25 million under our original stock repurchase plan. The repurchase plan may be discontinued at any time. We purchased 1,055,057 shares of Class A common stock during the year ended December 31, 2018 for a total purchase price of approximately $9.0 million.

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

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. We entered into the Senior Credit Facility in October 2017, and the Junior Credit Facility in March 2018, and we believe these facilities will enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. Additionally, we instituted the Fannie Facility, under which we closed our first property on April 30, 2018. We expect the combination of these facilities to provide us flexibility by allowing us, among other things, to use borrowings under our Senior Credit Facility and Junior Credit Facility to acquire properties pending placement of permanent mortgage indebtedness, including under the Fannie Facility. In addition to restrictive covenants, these credit facilities contain material financial covenants. At December 31, 2018, we were in compliance with all covenants under our credit facilities. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

We expect to maintain a distribution paid to our Series A Preferred Stock, our Series B Preferred Stock, our Series C Preferred Stock and our Series D Preferred Stock in accordance with the terms of those securities which require monthly or quarterly dividends depending on the series. On December 20, 2017, we announced that our Board revised the dividend policy for the Class A Common Stock and set an annual dividend rate of $0.65 per share. The board's evaluation considered a number of factors including, but not limited to, achieving a sustainable dividend covered by current recurring AFFO (vs. pro forma AFFO), multifamily and small cap peer dividend rates and payout ratios, providing financial flexibility for the Company, and achieving an appropriate balance between the retention of capital to invest and grow net asset value and the importance of current distributions. While our policy is generally to pay distributions from cash flow from operations, our distributions through December 31, 2018 have been paid from cash flow from operations, proceeds from our continuous registered public offering, proceeds from the IPO and follow-on offerings, and sales of assets and may in the future be paid from additional sources, such as from borrowings.

In conjunction with the Internalization, we will no longer be responsible for paying the base management fee or incentive fee, and to the extent that we will be paying additional general and administrative expenses in replacement thereof, they will be paid in cash or LTIP Units.

We have preferred membership interests in development projects in various stages of completion and lease-up. Our preferred investments are generally structured to provide a current preferred return during the development and lease-up phase. We have the right, in certain development joint ventures, to convert our preferred membership interest, in our sole discretion, into a common membership interest for a period of six months from the date upon which 70% of the units in the related development project have been leased and occupied. If we elect to convert one or more of these investments into common ownership, our income, FFO, AFFO and cash flows would be reflective of our pro rata share of the property’s results, which may be a reduction from what our preferred membership interest currently generates. Alternatively, if we do not convert, and/or the joint ventures do not redeem our preferred membership interest when required, our income, FFO, AFFO and cash flows could be reduced if the development project does not produce sufficient cash flow to pays its operating expenses, debt service and preferred return obligations.

Each joint venture in which we own a preferred membership interest is required to redeem our preferred membership interests plus any accrued but unpaid preferred return on either a certain date or earlier upon the occurrence of certain events. Upon redemption of the preferred membership interests, our income, FFO, AFFO and cash flows could be reduced below the preferred returns currently being recognized.

Cash Flows

Year ended December 31, 2018 as compared to the year ended December 31, 2017

As of December 31, 2018, we owned interests in forty-seven real estate properties, thirty-three consolidated operating properties and fourteen through preferred equity and mezzanine loan investments. During the year ended December 31, 2018, net cash provided by operating activities was $64.5 million. After the net loss of $15.3 million was adjusted for $66.5 million of non-cash items, net cash provided by operating activities consisted of the following:

•	Distributions from unconsolidated joint ventures of $9.5 million;

•	an increase in accounts payable, accrued liabilities and distributions of $7.8 million;

•	offset by a decrease in accounts receivable, prepaid expenses and other assets of $2.0 million; and
•	a decrease in due to affiliates of $2.0 million.

Cash Flows from Investing Activities

During the year ended December 31, 2018, net cash used in investing activities was $406.9 million, primarily due to the following:

•	$333.5 million used in acquiring consolidated real estate investments;

•	$12.2 million used in purchases of interests from noncontrolling members;

•	$39.9 million used in acquiring investments in unconsolidated joint ventures and notes receivable;

•	$21.2 million used on capital expenditures.

Cash Flows from Financing Activities

During the year ended December 31, 2018, net cash provided by financing activities was $330.1 million, primarily due to the following:

•	net borrowings of $411.3 million on mortgages payable;
•	net proceeds of $222.5 million from borrowings on revolving credit facilities;
•	net proceeds of $109.4 million from issuance of Units of Series B Preferred Stock and Warrants;
•	$13.6 million in capital contributions from noncontrolling interests;

•	partially offset by $13.9 million in distributions paid to common stockholders;

•	$35.0 million paid in cash distribution paid to preferred stockholders;

•	$6.3 million paid in cash distribution paid to noncontrolling interests;

•	$142.0 million of repayments of our mortgages payable;
•	$208.0 million of repayments of revolving credit facilities;

•	$7.3 million increase in deferred financing costs;
•	$9.0 million paid for repurchase of Class A common stock;

•	$5.2 million paid to purchase interest rate caps.

Operating Activities

Net cash flow provided by operating activities increased $10.2 million in 2018 compared to 2017 primarily due to:

•	Operating income, adjusted for non-cash activity, increased $21.4 million as a result of our acquisitions (net of dispositions);
•	Net distributions of income and preferred returns from preferred equity investments increased $0.2 million;
•	Net due to affiliates decreased $0.4 million;
•	Accounts payable and other accrued liabilities decreased $8.7 million;
•	And accounts receivable, prepaid expenses and other assets increased $2.3 million.

Investing Activities

Net cash used in investing activities decreased $127.6 million in 2018 compared to 2017 primarily due to:

•	Acquisition of real estate investments and capital expenditures decreased $185.5 million;
•	Decrease in investment in notes receivable of $32.1 million;
•	Lower proceeds from sales of joint venture interests and real estate investments of $89.5 million;
•	And lower investments in unconsolidated real estate joint ventures interests of $3.1 million and higher purchases from noncontrolling interests of $4.3 million.

Financing Activities

Cash flows from financing activities were $330.1 million in 2018 as compared to $417.4 million in 2017. This decrease of $87.3 million is primarily explained by:

•	An increase in net mortgage borrowings of $37.8 million;
•	A decrease in distributions paid of $31.8 million;
•	An increase in contributions from noncontrolling interests of $2.8 million; offset by
•	A decrease in net revolving credit facility borrowings of $53.2 million;
•	A decrease in the Series B preferred stock continuous offering of $34.7 million;
•	A decrease in other stock offerings of $57.4 million;
•	An increase in Class A common stock repurchases of $9.0 million;
•	An increase in purchase of interest rate caps of $5.2 million;
•	An increase in deferred financing costs of $0.7 million;

 Capital Expenditures

The following table summarizes our total capital expenditures incurred for the years ended December 31, 2018, 2017 and 2016 (amounts in thousands):

Year Ended December 31,
	2018	2017	2016
	(In thousands)
Redevelopment/renovations	$16,095	$13,186	$4,255
Routine capital expenditures	5,931	4,081	2,158
New development	-	29,704	-
Total capital expenditures	$22,026	$46,971	$6,413

We define redevelopment and renovation costs as non-recurring capital expenditures for significant projects that upgrade units or common areas and projects that are revenue enhancing for the years ended December 31, 2018, 2017 and 2016. We define routine capital expenditures as capital expenditures that are incurred at every property and exclude development, investment, revenue enhancing and non-recurring capital expenditures.

Funds from Operations, Core Funds from Operations and Adjusted Funds from Operations, Attributable to Common Stockholders

We believe that funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), core funds from operations (“CFFO”), and adjusted funds from operations (“AFFO”) are important non-GAAP supplemental measures of operating performance for a REIT.

Funds from operations attributable to common shares and units is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. We define FFO, consistent with the NAREIT definition, as net income, computed in accordance with GAAP, excluding gains (or losses) from sales of property, plus depreciation and amortization of real estate assets, plus impairments write-downs of depreciable real estate, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.

CFFO makes certain adjustments to FFO, removing the effect of items that do not reflect ongoing property operations such as stock compensation expense, acquisition expenses, unrealized gains or losses on derivatives, losses on extinguishment of debt and debt modification costs (includes prepayment penalties incurred and the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt), non-cash interest, one-time weather-related costs, and preferred stock accretion. We believe that CFFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core recurring property operations. As a result, we believe that CFFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential.

AFFO makes certain adjustments to CFFO in order to arrive at a more refined measure of the operating performance of our portfolio. There is no industry standard definition of AFFO and practice is divergent across the industry. AFFO adjusts CFFO for items that impact our ongoing operations, such as subtracting recurring capital expenditures (and while we were externally managed, when calculating the quarterly incentive fee paid to our former Manager only, we further adjusted FFO to include any realized gains or losses on our real estate investments). We believe that AFFO is helpful to investors as a meaningful supplemental indicator of our operational performance.

Our calculation of CFFO and AFFO differs from the methodology used for calculating Core FFO and AFFO by certain other REITs and, accordingly, our CFFO and AFFO may not be comparable to CFFO and AFFO reported by other REITs. Our management utilizes FFO, CFFO, and AFFO as measures of our operating performance after adjustment for certain non-cash items, such as depreciation and amortization expenses, and acquisition and pursuit costs that are required by GAAP to be expensed but may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Furthermore, although FFO, CFFO, AFFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we also believe that FFO, CFFO, and AFFO may provide us and our stockholders with an additional useful measure to compare our financial performance to certain other REITs. While we were externally managed, we also used AFFO for purposes of determining the quarterly incentive fee paid to our former Manager in prior periods.

Neither FFO, CFFO, nor AFFO is equivalent to net income, including net income attributable to common stockholders, or cash generated from operating activities determined in accordance with GAAP. Furthermore, FFO, CFFO, and AFFO do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Neither FFO, CFFO, nor AFFO should be considered as an alternative to net income, including net income attributable to common stockholders, as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

The table below presents our calculation of FFO, CFFO and AFFO for the years ended December 31, 2018, 2017 and 2016.

We have acquired five operating properties and three investments accounted for under the equity method of accounting subsequent to December 31, 2017. As of December 31, 2017, we had acquired twelve operating properties subsequent to December 31, 2016 and sold four operating properties that were owned in 2016. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance (amounts in thousands).

Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share data)

Net loss attributable to common shares	$(42,759)	$(45,679)	$(18,985)
Add back: Net loss attributable to operating partnership units	(12,839)	(9,372)	(276)
Net loss attributable to common shares and units	(55,598)	(55,051)	(19,261)
Common stockholders and operating partnership units pro-rata share of:
Real estate depreciation and amortization (1)	59,103	44,741	27,356
Gain on sale of real estate investments	—	(34,436)	(6,801)
Gain on sale of joint venture interests, net	—	(6,414)	—
FFO Attributable to Common Shares and Units	$3,505	$(51,160)	$1,294
Common stockholders and operating partnership units pro-rata share of:
Acquisition and pursuit costs	116	3,091	4,182
Non-cash interest expense	3,757	1,939	802
Unrealized loss on derivatives	2,776	—	—
Loss on extinguishment of debt and debt modification costs	2,226	1,551	2,303
Weather-related losses, net	280	956	—
Non-real estate depreciation and amortization	301	6	—
Non-recurring income	—	(16)	(258)
Non-cash preferred returns and equity in income of unconsolidated real estate joint ventures	(980)	(1,243)	—
Management internalization	—	43,554	63
Non-cash equity compensation	6,807	15,022	9,542
Preferred stock accretion	5,970	3,011	893
Non-cash tax abatement	—	—	85
CFFO Attributable to Common Shares and Units	$24,758	$16,711	$18,906
Common stockholders and operating partnership units pro-rata share of:
Normally recurring capital expenditures (2)	(2,569)	(1,541)	(921)
AFFO attributable to Common Shares and Units	$22,189	$15,170	$17,985

FFO attributable to Common Stockholders	$0.11	$(1.89)	$0.06
CFFO attributable to Common Stockholders	$0.80	$0.62	$0.90
AFFO attributable to Common Stockholders	$0.72	$0.56	$0.85
Weighted average shares outstanding	30,995,249	27,032,354	21,113,691

(1)	The real estate depreciation and amortization amount includes our share of consolidated real estate-related depreciation and amortization of intangibles, less amounts attributable to noncontrolling interests, and our similar estimated share of unconsolidated depreciation and amortization, which is included in earnings of our unconsolidated real estate joint venture investments.
(2)	Normally recurring capital expenditures exclude development, investment, revenue enhancing and non-recurring capital expenditures.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2018 (in thousands) which consisted of mortgage notes secured by our properties and revolving credit facilities. At December 31, 2018, our estimated future required payments on these obligations were:

	Total	Less than one year	2020-2021	2022-2023	Thereafter
Mortgages Payable (Principal)	$1,215,376	$7,365	$46,658	$312,687	$848,666
Revolving Credit Facilities (Principal)	82,209	14,500	67,709	-	-
Estimated Interest Payments on Mortgages Payable and Revolving Credit Facilities	292,287	53,203	99,762	87,853	51,469
Total	$1,589,872	$75,068	$214,129	$400,540	$900,135

Estimated interest payments are based on the stated rates for mortgage notes payable and revolving credit facility assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid or Payable
Class A common stock
October 13, 2017	December 22, 2017	$0.096667	January 5, 2018
December 20, 2017	March 23, 2018	$0.162500	April 5, 2018
June 8, 2018	June 25, 2018	$0.162500	July 5, 2018
September 7, 2018	September 25, 2018	$0.162500	October 5, 2018
December 7, 2018	December 24, 2018	$0.162500	January 4, 2019
Class C common stock
October 13, 2017	December 22, 2017	$0.096667	January 5, 2018
December 20, 2017	March 23, 2018	$0.162500	April 5, 2018
June 8, 2018	June 25, 2018	$0.162500	July 5, 2018
September 7, 2018	September 25, 2018	$0.162500	October 5, 2018
December 7, 2018	December 24, 2018	$0.162500	January 4, 2019
Series A Preferred Stock
December 8, 2017	December 22, 2017	$0.515625	January 5, 2018
March 9, 2018	March 23, 2018	$0.515625	April 5, 2018
June 8, 2018	June 25, 2018	$0.515625	July 5, 2018
September 7, 2018	September 25, 2018	$0.515625	October 5, 2018
December 7, 2018	December 24, 2018	$0.515625	January 4, 2019
Series B Preferred Stock
October 13, 2017	December 22, 2017	$5.00	January 5, 2018
January 12, 2018	January 25, 2018	$5.00	February 5, 2018
January 12, 2018	February 23, 2018	$5.00	March 5, 2018
January 12, 2018	March 23 2018	$5.00	April 5, 2018
April 13, 2018	April 25, 2018	$5.00	May 4, 2018
April 13, 2018	May 25, 2018	$5.00	June 5, 2018
April 13, 2018	June 25, 2018	$5.00	July 5, 2018
July 10, 2018	July 25, 2018	$5.00	August 3, 2018
July 10, 2018	August 24, 2018	$5.00	September 5, 2018
July 10, 2018	September 25, 2018	$5.00	October 5, 2018
October 12, 2018	October 25, 2018	$5.00	November 5, 2018
October 12, 2018	November 23, 2018	$5.00	December 5, 2018
October 12, 2018	December 24, 2018	$5.00	January 4, 2019
Series C Preferred Stock
December 8, 2017	December 22, 2017	$0.4765625	January 5, 2018
March 9, 2018	March 23, 2018	$0.4765625	April 5, 2018
June 8, 2018	June 25, 2018	$0.4765625	July 5, 2018
September 7, 2018	September 25, 2018	$0.4765625	October 5, 2018
December 7, 2018	December 24, 2018	$0.4765625	January 4, 2019
Series D Preferred Stock
December 8, 2017	December 22, 2017	$0.4453125	January 5, 2018
March 9, 2018	March 23, 2018	$0.4453125	April 5, 2018
June 8, 2018	June 25, 2018	$0.4453125	July 5, 2018
September 7, 2018	September 25, 2018	$0.4453125	October 5, 2018
December 7, 2018	December 24, 2018	$0.4453125	January 4, 2019

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

Our Board will determine the amount of dividends to be paid to our stockholders. The determination of our Board will be based on a number of factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. As a result, our distribution rate and payment frequency may vary from time to time.  However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. While our policy is generally to pay distributions from cash flow from operations, we may declare distributions in excess of funds from operations.

Distributions paid for the year ended December 31, 2018 were as follows (amounts in thousands):

	Distributions
2018	Declared	Paid
First Quarter
Class A Common Stock	$(79)	$2,341
Class C Common Stock	—	7
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	2,921	2,816
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,270	1,270
OP Units	—	602
LTIP Units	175	53
Total first quarter 2018	$8,344	$11,146
Second Quarter
Class A Common Stock	$3,863	$3,858
Class C Common Stock	12	12
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	3,316	3,161
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,269
OP Units	1,013	1,013
LTIP Units	311	266
Total second quarter 2018	$13,841	$13,636
Third Quarter
Class A Common Stock	3,847	3,864
Class C Common Stock	12	12
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	3,779	3,631
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,269
OP Units	1,013	1,013
LTIP Units	297	272
Total third quarter 2018	14,274	14,118
Fourth Quarter
Class A Common Stock	$3,819	$3,846
Class C Common Stock	12	12
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	4,316	4,101
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,269
OP Units	1,038	1,012
LTIP Units	292	279
Total fourth quarter 2018	$14,803	$14,576
Total year	$51,262	$53,476

On January 11, 2019, our Board authorized, and we declared monthly dividends for the first quarter of 2019 equal to monthly rate of $5.00 per share on our Series B Preferred Stock, payable monthly to the stockholders of record as of January 25, 2019, February 25, 2019 and March 25, 2019, which was paid in cash on February 5, 2019, and which will be paid in cash on March 5, 2019 and April 5, 2019, respectively.

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

Intangible assets include the value of in-place leases, which represents the estimated value of the net cash flows of the in-place leases to be realized, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up. We amortize the value of in-place leases to expense over the remaining non-cancelable term of the respective leases, which on average is six months. Should a tenant terminate its lease, the unamortized portion of the in-place lease value and customer relationship intangibles would be charged to expense in that period.

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

The Company recognizes a gain or loss on the sale of real estate assets when the criteria for an asset to be derecognized are met, which include when (i) a contract exists and (ii) the buyer obtains control.

Investments in Joint Ventures

We accounted for the acquisitions of our interests in properties through managing member limited liability companies (“LLCs”) in accordance with the provisions of the Consolidation Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

We analyze an investment to determine if it is a variable interest entity (a “VIE”) and, if so, whether we are the primary beneficiary requiring consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change in value with changes in the fair value of the VIE’s net assets. We continuously re-assess at each level of the investment whether the entity is (i) a VIE, and (ii) if we are the primary beneficiary of the VIE. If it was determined that the entity in which we hold an interest qualified as a VIE and we were the primary beneficiary, the entity would be consolidated.

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

Off-Balance Sheet Arrangements

As of December 31, 2018, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of December 31, 2018, we own interests in fourteen joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

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

Subsequent Events

Issuance of LTIP Units under the Third Amended 2014 Incentive Plans

On January 1, 2019, the Company granted certain equity grants of LTIPs of the Company’s Operating Partnership to various executive officers under the Third Amended 2014 Incentive Plans. These awards, amounting to 490,054 LTIPs, were issued pursuant to the executive officers’ employment and service agreements as time-based LTIPs and performance-based LTIPs. All of these LTIP grants require continuous employment for vesting. Time-based LTIPs were issued amounting to 196,023 LTIPs that vest over approximately three years. Performance-based LTIPs were issued amounting to 294,031 LTIPs, are subject to a three-year performance period, and will vest immediately upon successful achievement of performance-based conditions.

In addition, on January 1, 2019, the Company granted 6,836 LTIP Units pursuant to the Third Amended 2014 Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. The LTIP Units vested immediately upon issuance.

Distributions Declared

 On January 11, 2019, our Board authorized, and we declared monthly dividends for the first quarter of 2019 equal to monthly rate of $5.00 per share on our Series B Preferred Stock, payable monthly to the stockholders of record as of January 25, 2019, February 25, 2019 and March 25, 2019, which was paid in cash on February 5, 2019, and which will be paid in cash on March 5, 2019 and April 5, 2019, respectively.

Distributions Paid

The following distributions have been paid subsequent to December 31, 2018 (amounts in thousands):

Distributions Paid
January 4, 2019 (to stockholders of record as of December 24, 2018)
Class A Common Stock	$3,819
Class C Common Stock	12
Series A Preferred Stock	2,950
Series B Preferred Stock	1,530
Series C Preferred Stock	1,107
Series D Preferred Stock	1,269
OP Units	1,038
LTIP Units	262
Total	$11,987
February 5, 2019 (to stockholders of record as of January 25, 2019)
Series B Preferred Stock	$1,625
Total	$1,625

Chapel Hill Interests

On January 23, 2019, the Company, through BRG Chapel Hill Lender, LLC (“BRG Chapel Hill Lender”), an indirect subsidiary, provided a $7.8 million senior loan (the “BRG Chapel Hill Loan”) to BR Chapel Hill, LLC (“BR Chapel Hill”). BR Chapel Hill JV, LLC (“BR Chapel Hill JV”) owns a 100.0% interest in BR Chapel Hill and is a joint venture with common interests held by Fund I, Fund II, and BR Chapel Hill Investment, LLC, all managed by affiliates of the former Manager. The BRG Chapel Hill Loan is secured by BR Chapel Hill’s fee simple interest in the Chapel Hill property. The BRG Chapel Hill Loan matures on January 23, 2021 and bears interest at a fixed rate of 10.0%. Regular monthly payments are interest-only during the initial term. The BRG Chapel Hill Loan can be prepaid without penalty.

In conjunction with the BRG Chapel Hill Loan, on January 23, 2019, the Company, through BRG Chapel Hill Lender, provided a $0.8 million mezzanine loan to BR Chapel Hill JV, which is secured by the Chapel Hill property. The loan bears interest at a fixed rate of 10.0% per annum and matures on the earliest to occur of: (i) the latest to occur of (a) January 23, 2021, or (b) the applicable maturity date under any extension granted under any construction financing, (ii) the date of sale or transfer of property, and (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The loan can be prepaid without penalty.

Acquisition of Additional Interest in ARIUM Pine Lakes

On January 29, 2019, the Company, through subsidiaries of its Operating Partnership, purchased the non-controlling partner’s interest in ARIUM Pine Lakes for $7.8 million, increasing the Company’s interest in the property from 85.0% to 100.0%.

Vickers Historic Roswell Mezzanine Financing

On February 25, 2019, the Company’s audit committee authorized and approved a proposal for the Company, through BRG Vickers, and on behalf of Fund III, to fund a capital call of $1.2 million by increasing its mezzanine loan to BR Vickers JV Member. In exchange for contributing Fund III’s share of the total $1.2 million capital call, the Company will receive an additional 5.0 basis point discount purchase option and will have the right to exercise an option to purchase, at the greater of a 17.5 basis point discount to fair market value or 15% internal rate of return for Fund III, up to a 100% common membership interest in BR Vickers JV Member.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal payments and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes. Fair value adjustments and unamortized deferred financing costs, net, of approximately $(9.2) million are excluded:

($ in thousands)

	2019	2020	2021	2022	2023	Thereafter	Total
Mortgage Notes Payable	$7,365	$30,753	$15,905	$91,472	$221,215	$848,666	$1,215,376
Weighted Average Interest Rate	4.10%	3.66%	4.03%	3.71%	4.04%	4.12%	4.06%

Revolving Credit Facilities	$14,500	$67,709	$-	$-	$-	$-	$82,209
Weighted Average Interest Rate	5.94%	4.66%	-	-	-	-	4.89%

The fair value (in thousands) is estimated at $1,205.0 million for mortgages payable as of December 31, 2018.

The table above incorporates those exposures that exist as of December 31, 2018; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

Based on our debt and interest rates in effect at December 31, 2018, a 100 basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would increase future interest expense by approximately $0.8 million or decrease by $4.5 million, respectively, on an annual basis.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2018, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2018, the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting, as of December 31, 2018, were effective.

Report from Our Independent Registered Public Accounting Firm

BDO USA, LLP, our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, and issued a report which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Our Executive Officers and Directors

The individuals listed as our executive officers below serve to manage the day-to-day affairs and carry out the directives of our Board in the review, selection and recommendation of investment opportunities and operating acquired investments and monitoring the performance of those investments to ensure that they are consistent with our investment objectives. The duties that these executive officers perform also include the performance of corporate governance activities on our behalf that require the attention of our corporate officers, including signing certifications required under Sarbanes-Oxley Act of 2002, as amended, for filing with the periodic reports.

The following table and biographical descriptions set forth certain information with respect to the individuals who currently serve as our executive officers and directors:

Name *	Age **	Position	Year First Became Director
R. Ramin Kamfar	55	Chairman of the Board and Chief Executive Officer	2008
Jordan B. Ruddy	55	Chief Operating Officer and President	N/A
James G. Babb, III	54	Chief Investment Officer	N/A
Ryan S. MacDonald	35	Chief Acquisitions Officer	N/A
Christopher J. Vohs	42	Chief Financial Officer and Treasurer	N/A
Michael L. Konig	58	Chief Legal Officer and Secretary	N/A
Brian D. Bailey	52	Independent Director	2009
I. Bobby Majumder	50	Independent Director	2009
Romano Tio	59	Independent Director	2009
Elizabeth Harrison	54	Independent Director	2018

*	The address of each executive officer and director listed is 712 Fifth Avenue, 9th Floor, New York, New York 10019.
**	As of February 6, 2019.

R. Ramin Kamfar, Chairman of the Board and Chief Executive Officer.  Mr. Kamfar serves as our Chairman of the Board and as our Chief Executive Officer. Mr. Kamfar has served as our Chairman of the Board since August 2008, and also served as our President from April 2014 until October 2017. Mr. Kamfar also served as Chief Executive Officer of our former advisor, Bluerock Multifamily Advisor, LLC, from August 2008 to February 2013. He has also served as the Chairman of the Board and Chief Executive Officer of Bluerock since its inception in October 2002, where he has overseen the acquisition and development of approximately 23,800 apartment units, and over 2.5 million square feet of office space. In addition, Mr. Kamfar has served as Chairman of the Board of Trustees and as a Trustee of Bluerock Total Income + Real Estate Fund, a closed-end interval fund organized by Bluerock, since 2012. Mr. Kamfar has approximately 30 years of experience in various aspects of real estate, mergers and acquisitions, private equity investing, investment banking, and public and private financings. From 1988 to 1993, Mr. Kamfar worked as an investment banker at Lehman Brothers Inc., New York, New York, where he specialized in mergers and acquisitions and corporate finance. In 1993, Mr. Kamfar left Lehman to focus on private equity transactions. From 1993 to 2002, Mr. Kamfar executed a growth/consolidation strategy to build a startup into a leading public company in the ‘fast casual’ market now known as Einstein Noah Restaurant Group, Inc. with approximately 800 locations and $400 million in gross revenues. From 1999 to 2002, Mr. Kamfar also served as an active investor, advisor and member of the Board of Directors of Vsource, Inc., a technology company subsequently sold to Symphony House (KL: SYMPHNY), a leading business process outsourcing company focused on the Fortune 500 and Global 500. Mr. Kamfar received an M.B.A. degree with distinction in Finance in 1988 from The Wharton School of the University of Pennsylvania, located in Philadelphia, Pennsylvania, and a B.S. degree with distinction in Finance in 1985 from the University of Maryland located in College Park, Maryland.

Jordan B. Ruddy, Chief Operating Officer and President.   Mr. Ruddy serves as our Chief Operating Officer and President. Mr. Ruddy also served as the President of our former Manager from February 2013 to October 2017. Mr. Ruddy joined Bluerock in 2002 and has continuously served in various senior management capacities for it and its affiliates, including as Bluerock’s President until January 2013, and as co-portfolio manager for the advisor of Bluerock Total Income + Real Estate Fund since October of 2013. Mr. Ruddy has approximately 30 years of experience in real estate acquisitions, financings, management and dispositions. From 2000 to 2001, Mr. Ruddy served as a real estate investment banker at Banc of America Securities LLC. From 1997 to 2000, Mr. Ruddy served as Vice President of Amerimar Enterprises, a real estate company specializing in value-added investments nationwide, where he managed acquisitions, financings, leasing, asset management and dispositions involving over 1.5 million square feet of commercial and multifamily real estate. From 1995 to 1997, Mr. Ruddy served as a real estate investment banker at Smith Barney Inc. From 1988 to 1993, Mr. Ruddy served in the real estate department of The Chase Manhattan Bank, most recently as a Second Vice President. Mr. Ruddy received an M.B.A. degree in Finance and Real Estate in 1995 from The Wharton School of the University of Pennsylvania, located in Philadelphia, Pennsylvania, and a B.S. degree with high honors in Economics in 1986 from the London School of Economics, located in London, England.

James G. Babb, III, Chief Investment Officer.  Mr. Babb serves as our Chief Investment Officer. Mr. Babb previously served as Chief Investment Officer of our former Manager from November 2013 until October 2017, as a director of the Company until April 2, 2014, as our Chief Investment Officer from July 2008 until November 2013, as our President from July 2008 until August 2012, and as the President of our former advisor from July 2008 until February 2013. Mr. Babb joined Bluerock in 2007 and served as its Chief Investment Officer through October 2017, and has been a Trustee of Bluerock Total Income + Real Estate Fund since 2012. He has been involved exclusively in real estate acquisition, management, financing and disposition for approximately 30 years. From 1992 to August 2003, Mr. Babb helped lead the residential and office acquisitions initiatives for Starwood Capital Group, or Starwood Capital. Starwood Capital was formed in 1992 and during his tenure raised and invested funds on behalf of institutional investors through seven private real estate funds, which in the aggregate ultimately invested approximately $8 billion in approximately 250 separate transactions and was also active in Starwood Capital’s efforts to expand its platform to invest in Europe. From August 2003 to July 2007, Mr. Babb founded Bluepoint Capital, LLC, a private real estate investment company focused on the acquisition, development and/or redevelopment of residential and commercial properties. Mr. Babb received a B.A. degree in Economics in 1987 from the University of North Carolina at Chapel Hill.

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

Michael L. Konig, Chief Legal Officer and Secretary.  Mr. Konig, through his wholly-owned limited liability company, Konig & Associates, LLC, serves as our Chief Legal Officer and Secretary. Previously, Mr. Konig served as Chief Operating Officer, General Counsel and Secretary of both our Company and our former Manager from November 2013 through October 2017, and as Senior Vice President and General Counsel of our Company and our former advisor from August 2008 through November 2013. Mr. Konig joined Bluerock in 2004 and has continuously served in various senior legal and management capacities for it and its affiliates, including as General Counsel of Bluerock, and served as Chief Legal Officer of the advisor of Bluerock Total Income + Real Estate Fund from October 2012 through May 2018. Mr. Konig has over 25 years of experience in law and business. Mr. Konig was an attorney at the firms of Ravin Sarasohn Cook Baumgarten Fisch & Baime from September 1987 to September 1989, and Greenbaum Rowe Smith & Davis from September 1989 to March 1997, representing borrowers and lenders in numerous financing transactions, primarily involving real estate, distressed real estate and Chapter 11 reorganizations, as well as a broad variety of litigation and corporate law matters. From 1998 to 2002, Mr. Konig served as legal counsel, including as General Counsel, at New World Restaurant Group, Inc. (now known as Einstein Noah Restaurant Group, Inc.). From 2002 to December 2004, Mr. Konig served as Senior Vice President of Roma Food Enterprises, Inc. where he led operations and the restructuring and sale of the privately held company with approximately $300 million in annual revenues. Mr. Konig received a J.D. degree cum laude in 1987 from California Western School of Law, located in San Diego, California, an M.B.A. degree in Finance in 1988 from San Diego State University and a Bachelor of Commerce degree in 1982 from the University of Calgary.

Brian D. Bailey, Independent Director.  Mr. Bailey has served as one of our independent directors since January 2009. Mr. Bailey has more than 20 years of experience in sourcing, evaluating, structuring and managing investments, including real estate and real estate-related debt financing. Mr. Bailey founded and currently serves as Managing Member of Carmichael Partners, LLC, a private equity investment firm based in Charlotte, North Carolina. He also currently serves as a director for Bandwidth Inc. (Nasdaq: BAND), a software company based in Raleigh, North Carolina. Prior to founding Carmichael Partners, Mr. Bailey served as Managing Partner (2000-2008) and Senior Advisor (2008-2009) of Carousel Capital, LLC, a private equity investment firm in Charlotte, North Carolina. Earlier in his career, Mr. Bailey was a team member of Forstmann Little & Co., a private equity investment firm in New York, New York and a Principal at the Carlyle Group, a private equity investment firm in Washington, DC. Mr. Bailey also previously worked in the leveraged buyout group at CS First Boston in New York, New York and in the mergers and acquisitions group at Bowles Hollowell Conner & Company in Charlotte, North Carolina. Mr. Bailey also served in the public sector, as Assistant to the Deputy Chief of Staff and Special Assistant to the President at the White House from 1994 to 1996 and as Director of Strategic Planning and Policy at the U.S. Small Business Administration in 1994. Mr. Bailey received a B.A. degree in Mathematics and Economics in 1988 from the University of North Carolina at Chapel Hill and an M.B.A. degree in 1992 from the Stanford Graduate School of Business, located in Stanford, California.

Elizabeth Harrison, Independent Director.  Ms. Harrison has served as one of our independent directors since July 2018. Ms. Harrison has over 23 years of branding and marketing experience. Ms. Harrison serves as the CEO and Principal of Harrison & Shriftman (“H&S”), a full-service marketing, branding and public relations agency with offices in New York, Miami and Los Angeles, which she co-founded in 1995. In 2003, Ms. Harrison organized the sale of H&S to Omnicom Group (NYSE: OMC), a leading global marketing and corporate communications company, and continued to serve as CEO where she is responsible for the company’s operations and strategic development, while overseeing communications, partnerships and marketing for clients that include real estate developers, luxury hotel properties and travel technology companies on a global level. In 2011, H&S became the complementary sister-agency of Ketchum, a leading global communications consultancy. Ms. Harrison is the co-author of several books and is frequently invited to share her luxury branding expertise at high-profile conferences and summits, most recently including Harvard’s 5th Annual CEO Roundtable: Building Leading Brands and Driving Growth. Ms. Harrison has also served as a panelist for Step Up Women’s Network’s “View from the Top” seminar. Ms. Harrison has served on the boards of Love Heals and the Alison Gertz Foundation for AIDS Education, and also works closely with the Ars Nova Theater Group. Ms. Harrison received a B.A. degree in 1986 from Sarah Lawrence College, located in Bronxville, New York.

I. Bobby Majumder, Independent Director.  Mr. Majumder has served as one of our independent directors since January 2009. In addition, since May 2017, Mr. Majumder has served as our lead independent director and presides over executive sessions of our non-employee directors. Mr. Majumder is a partner at the law firm of Perkins Coie, where he serves as the Managing Partner of the firm’s Dallas office and firmwide Co-Chair of the firm’s India practice. Mr. Majumder specializes in corporate and securities transactions with an emphasis on the representation of underwriters, placement agents and issuers in both public and private offerings, private investment in public equity (PIPE) transactions and venture capital and private equity funds. Prior to Perkins Coie, Mr. Majumder was a partner in the law firm of K&L Gates LLP from May 2005 to March 2013. From January 2000 to April 2005, Mr. Majumder was a partner at the firm of Gardere Wynne Sewell LLP. Through his law practice, Mr. Majumder has gained significant experience relating to the acquisition of a number of types of real property assets including raw land, improved real estate and oil and gas interests. Mr. Majumder also has served as an independent Trustee on the Board of Trustees of Bluerock Total Income + Real Estate Fund, a closed-end interval fund organized by Bluerock, since July 2012. He is an active member of the Park Cities Rotary Club, a charter member of the Dallas Chapter of The Indus Entrepreneurs and an Associates Board member of the Cox School of Business at Southern Methodist University. Mr. Majumder received a J.D. degree in 1993 from Washington and Lee University School of Law, located in Lexington, Virginia, and a B.A. degree in 1990 from Trinity University, located in San Antonio, Texas.

Romano Tio, Independent Director.  Mr. Tio has served as one of our independent directors since January 2009. In addition, from February 2016 to May 2017, Mr. Tio served as our lead independent director and presided over executive sessions of our non-employee directors. Mr. Tio serves as Senior Managing Director at Ackman-Ziff, an institutional real estate capital advisory firm. From May 2009 to June 2017, Mr. Tio served as Managing Director of RM Capital Management LLC, a boutique real estate investment and advisory firm. From January 2008 to May 2009, Mr. Tio served as a Managing Director and co-head of the commercial real estate efforts of HCP Real Estate Investors, LLC, an affiliate of Harbinger Capital Partners Funds, a $10+ billion private investment firm specializing in event/distressed strategies. From August 2003 until December 2007, Mr. Tio was a Managing Director at Carlton Group Ltd., a boutique real estate investment banking firm where he was involved in over $2.5 billion worth of commercial real estate transactions. Earlier in his career, Mr. Tio was involved in real estate sales and brokerage for 25 years. Mr. Tio also has served as an independent Trustee of the Board of Trustees of Bluerock Total Income + Real Estate Fund, a closed-end interval fund organized by Bluerock, since July 2012. Mr. Tio served as an independent member of the Board of Directors of Yangtze River Development Ltd. from January 2016 until February 2017. Mr. Tio received a B.S. degree in Biochemistry in 1982 from Hofstra University located in Hempstead, New York.

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

Ms. Harrison was selected as one of our independent directors based on her extensive leadership and entrepreneurial experience, background in luxury branding and marketing, and oversight of global communications, partnerships and marketing for clients including real estate developers, luxury hotel properties and travel technology companies.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, requires our directors and executive officers, and any persons beneficially owning more than 10% of our outstanding shares of common stock, to file with the SEC reports with respect to their initial ownership of our common stock and reports of changes in their ownership of our common stock. As a matter of practice, our administrative staff and outside counsel assists our directors and executive officers in preparing these reports, and typically file those reports on behalf of our directors and executive officers. Based solely on a review of the copies of such forms filed with the SEC during fiscal year 2018 and on written representations from our directors and executive officers, we believe that during fiscal year 2018, except for one Form 4 by Ramin Kamfar, all of our directors and executive officers filed the required reports on a timely basis under Section 16(a).

Code of Ethics and Whistleblower Policy

Our Board adopted a Code of Business Conduct and Ethics, Code of Ethics for Senior Executive and Financial Officers, Whistleblower Policy, and Corporate Governance Guidelines on March 26, 2014 that apply to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and all members of our Board. We believe these policies are reasonably designed to deter wrongdoing and promote honest and ethical conduct; full, fair, accurate, timely, and understandable disclosure in our reporting to our stockholders and the SEC; compliance with applicable laws; reporting of violations of the code; and accountability for adherence to the code.  We will provide to any person without charge a copy of our Code of Ethics, Whistleblower Policy, and Corporate Governance Guidelines, including any amendments or waivers thereto, upon written request delivered to our principal executive office at the address listed on the cover page to our Annual Report on Form 10-K.

Committees of the Board

We currently have a standing audit committee, a standing investment committee, a standing compensation committee and a standing nominating and corporate governance committee. All of our standing committees consist solely of independent directors, except that R. Ramin Kamfar, who serves as our Chief Executive Officer and Chairman of the Board, serves as a member of the investment committee. The principal functions of these committees are briefly described below. Our Board may from time to time establish other committees to facilitate our management.

Audit Committee

Our Board has established an audit committee. The audit committee meets on a regular basis, at least quarterly and more frequently as necessary. The audit committee’s primary functions are:

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

The members of our audit committee are Brian D. Bailey, I. Bobby Majumder and Romano Tio. Mr. Bailey is the chairman of our audit committee, and is designated as the audit committee financial expert as defined by the rules promulgated by the SEC and the NYSE American corporate governance listing standards.

Investment Committee

Our Board has delegated to the investment committee the authority (1) to approve all real property acquisitions, developments and dispositions, including real property portfolio acquisitions, developments and dispositions, as well as all other investments in real estate consistent with our investment guidelines (each, an “Investment Transaction”) and (2) to review our investment policies and procedures on an ongoing basis and recommend any changes to our Board.

Our Board has further delegated to our executive management team the authority to approve all investment transactions for investments less than ten percent (10%) of our Company equity, at the time of consideration. Management will recommend suitable investments for consideration by the investment committee for investments that are equal to or in excess of ten percent (10%) of our Company equity. If the members of the investment committee approve a given investment, then management will be directed to make such investment on our behalf, if such investment can be completed on terms approved by the committee.

The members of our investment committee are Brian D. Bailey, R. Ramin Kamfar and Romano Tio. Mr. Tio is the chairman of our investment committee.

Compensation Committee

Our compensation committee consists of our independent directors, and our compensation committee charter details the principal functions of the compensation committee. These functions include:

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

The members of our compensation committee are Brian D. Bailey, Elizabeth Harrison and I. Bobby Majumder. Mr. Bailey is the chairman of our compensation committee.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee consists of our independent directors, and our nominating and corporate governance committee charter details the principal functions of the nominating and corporate governance committee. These functions include:

•	identifying and recommending to our full Board qualified candidates for election as directors and recommending nominees for election as directors at the annual meeting of stockholders;

•	developing and recommending to our Board corporate governance guidelines and implementing and monitoring such guidelines;

•	reviewing and making recommendations on matters involving the general operation of our Board, including board size and composition, and committee composition and structure;

•	recommending to our Board nominees for each committee of our Board;

•	annually facilitating the assessment of our Board’s performance as a whole and of the individual directors, as required by applicable law, regulations and the NYSE American corporate governance listing standards; and

•	overseeing our Board’s evaluation of management.

The members of our nominating and corporate governance committee are I. Bobby Majumder, Elizabeth Harrison and Romano Tio. Mr. Majumder is the chairman of our nominating and corporate governance committee.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

Our Compensation Discussion and Analysis describes our compensation program, objectives and policies for our Named Executive Officers, or NEOs, for fiscal year 2018. Our NEOs for fiscal year 2018 were R. Ramin Kamfar, Chief Executive Officer, Jordan B. Ruddy, President and Chief Operating Officer, James G. Babb, III, Chief Investment Officer, Michael L. Konig, Chief Legal Officer and Secretary, and Christopher J. Vohs, Chief Financial Officer and Treasurer. Where indicated, information is also provided for Ryan S. MacDonald, our Chief Acquisitions Officer.

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

Post-Internalization Compensation Summary

Upon the completion of the Internalization, Manager Sub, which became an indirect subsidiary of the Company in connection with the Internalization, entered into Employment Agreements with four of our current NEOs (Messrs. Kamfar, Babb, Ruddy, and Vohs), as well as our other executive officer (Mr. MacDonald), and has entered into a Services Agreement with our fifth current NEO (Mr. Konig) through his wholly-owned law firm, Konig & Associates, LLC (“K&A”) (such agreements, collectively, the “Executive Agreements”), which Executive Agreements became effective at closing on October 31, 2017. At that time, Messrs. Kamfar, Babb, Ruddy, Vohs, and MacDonald became employees of, and Mr. Konig, through K&A, became an independent contractor with, Manager Sub, and Manager Sub currently pays them cash and other compensation in such capacities pursuant to their respective Executive Agreements. In connection with negotiations between us and the former Manager regarding the Internalization, we engaged FPL Associates L.P. (“FPL”), an independent executive compensation consulting firm, to advise the compensation committee on alternatives for post-Internalization executive compensation design. FPL provided the compensation committee with a market-based compensation benchmarking analysis summarizing the compensation practices among the Company’s peer companies, including with respect to base salary, annual target bonus opportunities, long-term target equity compensation opportunities, as well as severance and change in control arrangements at the Company’s peers. FPL also provided recommendations relating to the proposed compensation arrangements and terms of employment or service for the Company’s NEOs and other executive officer, and supplemental market benchmarking data that summarized the typical compensation and perquisites provided to executives in the Company’s peer group. FPL also provided recommendations with respect to certain terms and conditions of the Second Amended 2014 Incentive Plans (which have subsequently been amended and restated in their entirety by the Third Amended 2014 Incentive Plans) and the amounts of the equity awards for which our NEOs and other executive officer will be eligible pursuant to the terms of their Executive Agreements. This information was discussed and considered by the compensation committee in negotiating the terms and conditions of the Executive Agreements with each of our NEOs and other executive officer.

The compensation committee oversees the Company’s Third Amended 2014 Incentive Plans. The compensation committee also oversees the compensation of our NEOs and other executive officer pursuant to the terms of their Executive Agreements, including awarding bonuses and making equity awards pursuant to the Third Amended 2014 Incentive Plans.

Executive Compensation Objectives

The primary objective of our executive compensation program is to align the interests of our executive officers with those of our stockholders in a way that allows us to attract and retain the best executive talent. The compensation committee has designed a compensation program intended to reward, among other things, favorable stockholder returns, share appreciation, same store net operating income growth, on-time and on-budget completion of development projects, return on investment on redevelopment projects, and our competitive position within our segment of the real estate industry, as well as each executive officer’s long-term career contributions to our Company. Compensation incentives designed to further these goals and to incentivize long-term careers with the Company will take the form of annual cash compensation, as well as long-term vesting of one-time equity awards and both time- and performance-based incentive compensation, including annual performance bonuses and long-term equity awards, subject to performance criteria and targets established and administered by our compensation committee. In addition, our compensation committee may decide to make awards to new executive officers in order to attract talented professionals.

Elements of Executive Compensation

(A)       Base Salary/Base Payment.  Our compensation committee believes that payment of a competitive base salary or base payment (as applicable) is a necessary element of any compensation program that is designed to attract and retain talented and qualified executives. The Executive Agreements provide that Mr. Kamfar, Mr. Babb, Mr. MacDonald, Mr. Ruddy, Mr. Vohs and K&A will receive an annual base salary or, in the case of K&A, an annual base payment, of at least $400,000, $325,000, $250,000, $300,000, $250,000, and $300,000, respectively. Each Executive Agreement provides that the base salary or base payment (as applicable) of each of our NEOs and our other executive officer will be reviewed annually for appropriate increases by the compensation committee, but will not be decreased. Subject to our existing contractual obligations, we expect our compensation committee to consider base salary and base payment levels for our NEOs and other executive officers annually as part of our performance review process, as well as upon any promotion or other change in job responsibility. The goal of our base salary and base payment program is to provide such salaries and payments at a level that allows us to attract and retain qualified executives while preserving significant flexibility to recognize and reward individual performance with other elements of the overall compensation program. Base salary and base payment levels also affect the annual cash incentive compensation because the annual cash bonus target opportunity of each NEO and other executive officer is expressed as a percentage of base salary or base payment (as applicable). The following items are generally considered when determining base salary and base payment levels:

•	market data provided by our outside consultants;

•	our financial resources;

•	the executive officer’s experience, scope of responsibilities, performance and prospects; and

•	internal equity in relation to other executive officers with similar levels of experience, scope of responsibilities, performance, and prospects.

See “2018 Compensation Decisions—2018 Base Salary/Base Payment” and “2019 Compensation Decisions—2019 Base Salary/Base Payment” below for information regarding the base salaries and base payments payable to our NEOs and other executive officer for fiscal years 2018 and 2019.

(B) Annual Cash Incentive Compensation.  It is the intention of our compensation committee to make a meaningful portion of each of our executives’ compensation in future years contingent on achieving certain performance targets and an executive’s individual objectives in that year. As part of such contingent compensation, during the term of their Executive Agreement, each of our current NEOs and our other executive officer will be eligible to receive an annual cash incentive bonus (each, an “Annual Cash Bonus”).

For the period between the date of closing of the Internalization and December 31, 2017, the amounts of prorated Annual Cash Bonuses were determined in the reasonable business judgment of the compensation committee (to which such responsibility was delegated by the Board), based on its review of the Company’s performance and the performance of each such executive officer, and on March 14, 2018, the compensation committee approved the payment of prorated Annual Cash Bonuses as follow: $66,667 to Mr. Kamfar; $54,167 to Mr. Babb; $41,667 to Mr. MacDonald; $50,000 to Mr. Ruddy; $20,833 to Mr. Vohs; and $50,000 to Mr. Konig (through K&A).

Beginning in fiscal year 2018 and for each year thereafter during the term of their Executive Agreement, each of our current NEOs and our other executive officer will be eligible to receive an Annual Cash Bonus in an amount ranging from 0% to a maximum of 150% (75% for Mr. Vohs) of their annual base salary or base payment (as applicable), with a target equal to 100% (50% for Mr. Vohs) of such annual base salary or base payment. The amount of each such Annual Cash Bonus will further be determined based on the Company’s performance relative to pre-determined performance criteria and targets established and administered by the compensation committee. See “2018 Compensation Decisions—2018 Annual Cash Bonuses” and “2019 Compensation Decisions—2019 Annual Cash Bonuses” below for information regarding the Annual Cash Bonuses for which our NEOs and other executive officer are eligible for fiscal years 2018 and 2019, and the applicable performance criteria and targets established by the compensation committee for use in determining the amounts of such Annual Cash Bonuses.

(C) Long-Term Equity Incentive Awards.  Our long-term equity incentive awards are comprised of two primary components, each of which are administered by the compensation committee through our Third Amended 2014 Incentive Plans: (1) a time-vested equity award component, and (2) a performance-vested equity award component.

1.	Time-Vested Equity Awards. The objective of our time-vested equity award component is to attract and retain qualified personnel by offering an equity-based program that is competitive with our peer companies. Our compensation committee believes that these time-vested awards are necessary to successfully attract qualified executives, including our NEOs and other executive officers, and will continue to be an important incentive for promoting executive and employee retention going forward. Time-vested equity awards under this plan were determined by the compensation committee in consultation with FPL, and subsequently reviewed with the Chief Executive Officer (with respect to all awards except his own).

(a)

For the period between the date of closing of the Internalization and December 31, 2017, each of our NEOs and our other executive officer was entitled to a prorated grant of time-vested equity awards in the form of long-term incentive plan units of the Operating Partnership (“LTIP Units”) (each such award to any recipient, a “Prorated Annual LTIP Award”). Such Prorated Annual LTIP Awards were determined in part based upon each executive’s duration of tenure with the former Manager’s affiliate and pay grade.

Prorated Annual LTIP Awards. Pursuant to the Executive Agreements, on January 1, 2018, the Company granted the following Prorated Annual LTIP Awards: 9,636 LTIP Units to Mr. Kamfar; 3,212 LTIP Units to Mr. Babb; 2,810 LTIP Units to Mr. MacDonald; 3,212 LTIP Units to Mr. Ruddy; 803 LTIP Units to Mr. Vohs; and 3,212 LTIP Units to K&A. The amount of each Prorated Annual LTIP Award was determined by dividing (x) the respective pro-rated amount of $600,000 for Mr. Kamfar, $200,000 for Mr. Konig (through K&A), $50,000 for Mr. Vohs, $200,000 for Mr. Babb, $175,000 for Mr. MacDonald, and $200,000 for Mr. Ruddy, by (y) the volume weighted average price of a share of the Company’s Class A Common Stock, as reported on the NYSE American for the twenty (20) trading days immediately preceding the date of grant. Each such Prorated Annual LTIP Award vested or will vest and become nonforfeitable in installments of one-third (1/3) of such Prorated Annual LTIP Award as follows: (i) the first installment on December 31, 2018, (ii) the second on October 31, 2019, and (iii) the third installments on October 31, 2020, in each case subject to continued employment and other conditions.

(b)	Beginning in fiscal year 2018 and for each year thereafter during the term of their Executive Agreement, each of our NEOs and our other executive officer will be entitled to an annual grant of time-vested equity awards in the form of LTIP Units (each, an “Annual LTIP Award”). The actual number of LTIP Units that will actually vest and become nonforfeitable in three equal installments on each anniversary of the date of grant in respect to each such Annual LTIP Award will be dependent upon continued employment and other conditions as set forth in the Executive Agreements. See “2018 Compensation Decisions—2018 Annual LTIP Awards” and “2019 Compensation Decisions—2019 Annual LTIP Awards” below for information regarding the Annual LTIP Awards to which our NEOs and other executive officer are entitled for fiscal years 2018 and 2019.

2.

Performance-Vested Equity Awards.  The objective of our performance-vested equity award component is to implement our objective of promoting a performance-focused culture by rewarding our NEOs and other executive officers, and other employees of Manager Sub, based upon achievement of long term Company and individual performance targets. When determining the quantity and amounts of such long term performance-vested equity awards (each, a “Long Term Performance Award”) to be granted, the compensation committee assesses the same factors considered in setting base salaries and base payments, as applicable, described above, but with a greater emphasis on performance measures we believe drive our long-term success. The actual number of LTIP Units that will actually vest and become nonforfeitable as of the last day of the three-year performance period in respect of each such Long Term performance Award will be dependent upon the achievement of the long term Company and individual performance criteria and targets established and administered by the compensation committee as described below.

(a)	For the period between the date of closing of the Internalization and December 31, 2017, no Long Term Performance Awards were granted because of the short timeframe for measurement.

(b)	Beginning in fiscal year 2018 and for each year thereafter during the term of their Executive Agreement, each of our NEOs and our other executive officer will be entitled to an annual grant of a Long Term Performance Awards in the form of LTIP Units for a three-year performance period. The actual amount of the annual Long Term Performance Award for which each of our current NEOs and other executive officer will be eligible will range from 0% to a maximum of 150% of their Annual LTIP Award, with a threshold equal to 50% of that year’s Annual LTIP Award, a target equal to that year’s Annual LTIP Award, and a maximum equal to 150% of that year’s Annual LTIP Award. The actual number of LTIP Units that will actually vest and become nonforfeitable in respect of each such Long Term Performance Award will be dependent upon the achievement, over the three-year performance period, of the objective Company performance criteria and targets established and administered by the compensation committee as described below, as well as a subjective evaluation of the performance of each such executive officer during such time period. See “2018 Compensation Decisions—2018 Long Term Performance Awards” and “2019 Compensation Decisions—2019 Long Term Performance Awards” below for information regarding the Long Term Performance Awards to which our NEOs and other executive officer are entitled for fiscal years 2018 and 2019, and the applicable performance criteria and targets established by the compensation committee for use in determining the amounts of such Long Term Performance Awards.

(D) Executive Compensation Metrics: Objective Performance Criteria. Listed below are the objective performance criteria established by the compensation committee for use in determining Annual Cash Bonuses and/or Long Term Performance Awards for our NEOs and other executive officer for fiscal year 2018. Except as indicated below, the same objective performance criteria were also approved by the compensation committee for use in determining Annual Cash Bonuses and/or Long Term Performance Awards for our NEOs and other executive officer for fiscal year 2019. For information regarding the relative weightings and threshold, target, and maximum achievement levels assigned to each such criterion for each type of equity incentive award for fiscal years 2018 and 2019, see “2018 Compensation Decisions—2018 Annual Cash Bonuses” and “—2018 Long Term Performance Awards,” and “2019 Compensation Decisions—2019 Annual Cash Bonuses” and “—2019 Long Term Performance Awards,” below.

(a)	Total Shareholder Return (TSR) Rank vs. SNL U.S. Multifamily REIT Index Peer Group

Why is this metric important? The Company’s total stockholder return (“TSR”) metric was designed to increase accountability for creating value for our stockholders as recognized by the market. This metric compares our TSR (calculated based on appreciation/depreciation in the price per share of our common stock and distributions paid thereon, including reinvestment of dividends), relative to that of the peer companies in the SNL U.S. Multifamily REIT Index. We believe that the Company’s relative TSR rank is an important component of our executive compensation program because it helps to align the interests of our NEOs and other executives with, and ensure our NEOs and other executives remain focused on the value they are delivering to, our stockholders.

For Use in Determining: Annual Cash Bonuses and Long Term Performance Awards (fiscal years 2018 and 2019).

Target: For fiscal years 2018 and 2019, the Company’s target is to rank within the 50th percentile in TSR relative to the SNL U.S. Multifamily REIT Index.

(b)	Same Store NOI Growth Rank vs. SNL U.S. Multifamily REIT Index Peer Group

Why is this metric important? The Company’s primary financial measure for evaluating the operating performance of its portfolio is net operating income (“NOI”), which represents rental income less direct property operating expenses (including real estate taxes and insurance). The Company believes that NOI is helpful to stockholders as a supplemental measure of its operating performance because it is a direct measure of the actual operating results of the Company’s portfolio. Comparing the growth of the Company’s “same store” NOI (i.e., looking at NOI growth of the exact same set of stabilized apartment properties over the periods being compared) relative to that of the peer companies in the SNL U.S. Multifamily REIT Index helps stockholders compare the Company’s operating results to the market. The Company’s same store NOI growth rank further provides an indication of the Company’s focus on quality acquisitions, and its execution of its business plan.

For Use in Determining: Annual Cash Bonuses and Long Term Performance Awards (fiscal years 2018 and 2019).

Target: For fiscal years 2018 and 2019, the Company’s target is to rank within the 50th percentile in same store NOI growth relative to the SNL U.S. Multifamily REIT Index.

(c)	Development Projects: Schedule Performance vs. Targets

Why is this metric important? The on-time development metric focuses on the timing of start, completion, initial occupancy and stabilization dates for the Company’s development projects, and compares the Company’s actual performance relative to its targets with respect to such dates. The accuracy of both the Company’s forecasts as to when a development project will begin to generate income, and the Company’s projections with respect to the operating performance of each such project, are dependent upon the timely execution of the Company’s targeted development milestones. The on-time development metric was designed to ensure our NEOs and other executives remain focused on the timely execution of such milestones.

For Use in Determining: Annual Cash Bonuses (fiscal years 2018 and 2019).

Target: For fiscal years 2018 and 2019, the Company’s target is to be on schedule relative to its target start, completion, initial occupancy and stabilization dates for its development projects.

(d)	Development Projects: Budget Performance vs. Target

Why is this metric important? The on-budget development metric compares the Company’s actual performance relative to its target budget with respect to each of its development projects. On-budget completion of the Company’s development projects ensures that the Company’s strategic business objectives with respect to each such project is achieved in a cost-effective manner. The on-budget development metric was designed to ensure our NEOs and other executives remain focused on maintaining the Company’s target budget with respect to its development projects.

For Use in Determining: Annual Cash Bonuses (fiscal years 2018 and 2019).

Target: For fiscal years 2018 and 2019, the Company’s target is to be on budget for its development projects.

(e)	Redevelopment Projects: Return on Investment (IRR)

Why is this metric important? This metric focuses on the Company’s return on investment with respect to its redevelopment projects, and was designed to ensure our NEOs and other executives remain focused on maximizing return on the Company’s value-added investments.

For Use in Determining: Annual Cash Bonuses (fiscal years 2018 and 2019); Long Term Performance Awards (fiscal year 2019).

Target: For fiscal years 2018 and 2019, the Company’s target is to achieve an internal rate of return of 20% on its redevelopment projects.

(f)	Inclusion in Morgan Stanley REIT (MCSI) and S&P 600 Indices

Why is this metric important? This metric focuses on growth in ownership of the Company’s common stock by institutional stockholders.

For Use in Determining: Long Term Performance Awards (fiscal year 2018 only).

Target: For fiscal year 2018, the Company’s target was to achieve inclusion in one of the two applicable indices.

(E)  Initial Commitment Awards.  In order to further incentivize and retain our NEOs and other executive officer following the Internalization, each of the Executive Agreements provided for a one-time grant of an initial commitment award of LTIP Units (each, an “Initial Commitment Award”) under the Second Amended 2014 Incentive Plans (which have subsequently been amended and restated in their entirety by the Third Amended 2014 Incentive Plans), which will vest and become nonforfeitable in five equal annual installments. Pursuant to the Executive Agreements, on January 1, 2018, the Company granted the following Initial Commitment Awards: 240,892 LTIP Units to Mr. Kamfar; 120,446 LTIP Units to Mr. Babb; 120,446 LTIP Units to Mr. MacDonald; 120,446 LTIP Units to Mr. Ruddy; 48,178 LTIP Units to Mr. Vohs; and 120,446 LTIP Units to K&A. The amount of each Initial Commitment Award was determined by dividing (x) $500,000 per year for Mr. Kamfar, $250,000 per year for each of Messrs. Babb, MacDonald, Ruddy, and Konig (through K&A), and $100,000 per year for Mr. Vohs, by (y) the volume weighted average price of a share of the Company’s Class A Common Stock, as reported on the NYSE American for the twenty (20) trading days immediately preceding the date of grant. Each Initial Commitment Award vested or will vest and become nonforfeitable as follows: (i) the first installment on December 31, 2018 in the amount of one-fifth (1/5) of the Initial Commitment Award and (ii) the second through fifth installments on the second through fifth anniversary of October 31, 2017, respectively, each in an amount equal to one-fifth (1/5) of the Initial Commitment Award, in each case subject to continued employment and other conditions.

(F)  Distributions on LTIP Units.  Distributions on LTIP Units granted to our NEOs and other executive officer pursuant to the equity incentive awards described above will be paid from the date of grant; provided, that (i) solely with respect to LTIP Units granted as part of Long Term Performance Awards, distributions will be paid at the rate of ten percent (10%) of the distributions otherwise payable with respect to such LTIP Units until the last day of the three-year performance period (or the date of forfeiture, if earlier); and (ii) with respect to each LTIP Unit granted as part of a Long Term Performance Award that becomes fully vested in accordance with the terms of an executive officer’s Executive Agreement, such executive officer shall be entitled to receive, as of the date of such vesting, a single cash payment equal to the distributions payable with respect to each such LTIP Unit back to the date of grant, minus the distributions already paid on each such LTIP Unit in accordance with clause (i), in each case subject to certain potential limitations on distributions set forth in the limited partnership agreement of our Operating Partnership and intended to preserve the U.S. federal income tax treatment of such LTIP Units as “profits interests.”

(G)  Post-Termination Compensation. The Executive Agreements with our five NEOs (Messrs. Kamfar, Babb, Ruddy, Vohs and Konig) and our other executive officer (Mr. MacDonald) provide for payments and other benefits if the executive’s employment terminates under specified circumstances. See “Executive Officer Compensation Tables—Narrative Discussion of Summary Compensation Table—Employment Agreements” and “Executive Officer Compensation Tables—Potential Payments upon Termination or Change in Control” for a description of these termination and severance benefits with our executive officers.

2018 Compensation Decisions

2018 Base Salary/Base Payment. In connection with the hiring and engagement of our current NEOs and other executive officer and the negotiation and execution of their Executive Agreements, our compensation committee set the base salaries or base payment, as applicable, for the period between the date of closing of the Internalization and December 31, 2017, and for fiscal year 2018, as set forth in the table below.

Name and Principal Position	2018 Base Salary/Base Payment
R. Ramin Kamfar, Chief Executive Officer	$400,000
Michael L. Konig (through K&A), Chief Legal Officer and Secretary	$300,000
Christopher J. Vohs, Chief Financial Officer and Treasurer	$250,000
James G. Babb, III, Chief Investment Officer	$325,000
Ryan S. MacDonald, Chief Acquisitions Officer	$250,000
Jordan B. Ruddy, Chief Operating Officer and President	$300,000

2018 Annual Cash Bonuses. For fiscal year 2018, the compensation committee determined that 75% of the Annual Cash Bonus for which each of our NEOs and our other executive officer would be eligible would be determinable based upon the objective Company performance criteria set forth below, and the remaining 25% would be determinable based upon subjective performance criteria. Listed below are the objective Company performance criteria that were established for fiscal year 2018 and utilized by the compensation committee to determine Annual Cash Bonuses for our NEOs and other executive officer, along with the relative weightings and threshold, target, and maximum achievement levels assigned to each such goal:

2018 Objective Performance Criteria	Weighting	Threshold	Target	Maximum
Total Shareholder Return (TSR) Rank vs. SNL U.S. Multifamily REIT Index Peer Group*	33.33%	25th Percentile	50th Percentile	75th Percentile
Same Store NOI Growth Rank vs. SNL U.S. Multifamily REIT Index Peer Group*	33.33%	25th Percentile	50th Percentile	75th Percentile
Development Projects: Schedule Performance vs. Targets	8.33%	1 Qtr Behind	On Schedule	1 Qtr Ahead
Development Projects: Budget Performance vs. Target	8.34%	3% Over	On Budget	3% Under
Redevelopment Projects: Return on Investment (IRR)*	16.67%	15% ROI	20% ROI	25% ROI

*	For performance between achievement levels, the award was determined by linear interpolation.

Each component of the 2018 objective performance criteria is weighted as indicated above. For fiscal year 2018, the target amount of each executive officer’s Annual Cash Bonus was equal to the 2018 Base Salary or 2018 Base Payment (as applicable) of each such executive officer (50% of the 2018 Base Salary for Mr. Vohs). For achievement of the threshold level, 50% of the target amount of each such executive’s Annual Cash Bonus can be earned (35% for Mr. Vohs); for achievement of the target level, 100% can be earned (50% for Mr. Vohs); and for achievement of the maximum level, 150% can be earned (75% for Mr. Vohs). If performance for a component of the objective performance criteria is below the threshold level, no bonus will be earned for that component. The actual amounts of such Annual Cash Bonuses for the year ended December 31, 2018 are not calculable through the latest practicable date, but will be determined by the compensation committee in March 2019, in its reasonable business judgment and based on its review of the Company’s performance with respect to the objective performance criteria set forth above and the performance of each such executive officer during the applicable time period. The Annual Cash Bonuses for fiscal year 2018 will be payable on March 15, 2019.

2018 Annual LTIP Awards. Pursuant to the Executive Agreements, on January 1, 2018, the Company granted the following Annual LTIP Awards for fiscal year 2018: 57,814 LTIP Units to Mr. Kamfar; 19,271 LTIP Units to Mr. Babb; 16,862 LTIP Units to Mr. MacDonald; 19,271 LTIP Units to Mr. Ruddy; 4,818 LTIP Units to Mr. Vohs; and 19,271 LTIP Units to K&A. The amount of each such Annual LTIP Award was determined by dividing (x) $600,000 for Mr. Kamfar, $200,000 for Mr. Babb, $175,000 for Mr. MacDonald, $200,000 for Mr. Ruddy, $50,000 for Mr. Vohs, and $200,000 for Mr. Konig (through K&A), by (y) the volume weighted average price of a share of the Company’s Class A Common Stock as reported on the NYSE American for the twenty (20) trading days immediately preceding the date of grant. The actual number of LTIP Units that will actually vest and become nonforfeitable in three equal installments on each anniversary of the date of grant in respect of each such Annual LTIP Award will be dependent upon continued employment and other conditions as set forth in the Executive Agreements.

2018 Long Term Performance Awards. For fiscal year 2018, the compensation committee determined that 75% of the Long Term Performance Award for which each of our NEOs and our other executive officer would be eligible would be determinable based upon the objective performance criteria set forth below, and the remaining 25% would be determinable based upon subjective performance criteria. The objective performance criteria, their relative weightings, and threshold, target, and maximum achievement levels were as follow:

2018 Objective Performance Criteria	Weighting	Threshold	Target	Maximum
Total Shareholder Return (TSR) Rank vs. SNL U.S. Multifamily REIT Index*	33.33%	25th Percentile	50th Percentile	75th Percentile
Same Store NOI Growth Rank vs. SNL U.S. Multifamily REIT Index*	33.33%	25th Percentile	50th Percentile	75th Percentile
Inclusion in Morgan Stanley REIT (MSCI) and S&P 600 Indices	33.33%	None	1	2

*	For performance between achievement levels, the award will be determined by linear interpolation.

Each component of the 2018 objective performance criteria is weighted as indicated above. For achievement of the threshold level, 50% of the weighted portion of each executive’s target Long Term Performance Award (i.e., 50% of the weighted portion of their Annual LTIP Award) can be earned; for achievement of the target level, 100% can be earned; and for achievement of the maximum level, 150% can be earned. If performance for a component of the objective performance criteria was below the threshold level, no bonus will be earned for that component.

Pursuant to the Executive Agreements, on January 1, 2018, the Company granted the following Long Term Performance Awards for fiscal year 2018 (each, an “Initial Long Term Performance Award”): 52,701 LTIP Units to Mr. Kamfar; 17,567 LTIP Units to Mr. Babb; 15,371 LTIP Units to Mr. MacDonald; 17,567 LTIP Units to Mr. Ruddy; 4,392 LTIP Units to Mr. Vohs; and 17,567 LTIP Units to Mr. Konig (through K&A). Due to limitations on the number of LTIP Units then available for issuance under the Second Amended Equity Incentive Plans, the Initial Long Term Performance Awards were, in aggregate, approximately 39% lower than the total Long Term Performance Awards to which the recipients were entitled pursuant to the terms of their Executive Agreements, with the Company to issue the remaining LTIP Units (the “Shortfall LTIP Units”) at such time as such Shortfall LTIP Units became available for issuance under the Second Amended 2014 Incentive Plans (or their respective successor plans by amendment and restatement). At the annual meeting of the Company’s stockholders on September 28, 2018, the stockholders approved the Third Amended 2014 Incentive Plans, which reflected an increase in the aggregate number of shares of Class A common stock reserved for issuance thereunder. The increased capacity under the Third Amended 2014 Incentive Plans enabled the Company to issue the Shortfall LTIP Units, and on October 4, 2018, the Company granted to each of Mr. Kamfar, Mr. Babb, Mr. MacDonald, Mr. Ruddy, Mr. Vohs and K&A a Long Term Performance Award of the following number of Shortfall LTIP Units under the Third Amended 2014 Incentive Plans: 34,020 LTIP Units to Mr. Kamfar; 11,340 LTIP Units to Mr. Babb; 9,923 LTIP Units to Mr. MacDonald; 11,340 LTIP Units to Mr. Ruddy; 2,835 LTIP Units to Mr. Vohs; and 11,340 LTIP Units to Mr. Konig (through K&A). The actual number of LTIP Units that will actually vest and become nonforfeitable as of the last day of the three-year performance period in respect of each such Long Term Performance Award will be dependent upon the achievement, over the three-year performance period, of the objective Company performance criteria and targets set forth above, and the performance of each such executive officer during such time period.

2019 Compensation Decisions

2019 Base Salary/Base Payment. For fiscal year 2019, the compensation committee has set the base salaries or base payment, as applicable, of our current NEOs and other executive officer as set forth in the table below:

Name and Principal Position	2019 Base Salary/Base Payment
R. Ramin Kamfar, Chief Executive Officer	$400,000
James G. Babb, III, Chief Investment Officer	$325,000
Jordan B. Ruddy, Chief Operating Officer and President	$300,000
Michael L. Konig (through K&A), Chief Legal Officer and Secretary	$300,000
Ryan S. MacDonald, Chief Acquisitions Officer	$300,000
Christopher J. Vohs, Chief Financial Officer and Treasurer	$250,000

2019 Annual Cash Bonuses. For fiscal year 2019, the compensation committee has determined that 75% of the Annual Cash Bonus for which each of our NEOs and our other executive officer will be eligible will be determinable based upon the objective performance criteria set forth below, and the remaining 25% will be determinable based upon subjective performance criteria.

For fiscal year 2019, in recognition of the Company’s greater emphasis on value-add investments in redevelopment projects, the compensation committee elected to revise the objective performance criteria applicable to the Annual Cash Bonuses, to increase the weighting for the “Redevelopment Projects – Return on Investment (IRR)” criterion (which, for fiscal year 2018, was weighted at 16.67%) to 30.00%. To accommodate this change, the compensation committee further elected to decrease the weighting (i) for each of the “Total Shareholder Return (TSR) Rank vs. SNL U.S. Multifamily REIT Index Peer Group” and the “Same Store NOI Growth Rank vs. SNL U.S. Multifamily REIT Index Peer Group” criteria (which, for fiscal year 2018, were both weighted at 33.33%) to 30.00%; and (ii) for each of the “Development Projects: Schedule Performance vs. Targets” and the “Development Projects: Budget Performance vs. Targets” criteria (which, for fiscal year 2018, were weighted at 8.33% and 8.34%, respectively) to 5.00%. For fiscal year 2019, the objective performance criteria, their relative weightings, and threshold, target, and maximum achievement levels will thus be as follow:

2019 Objective Performance Criteria	Weighting	Threshold	Target	Maximum
Total Shareholder Return (TSR) Rank vs. SNL U.S. Multifamily REIT Index Peer Group*	30.00%	25th Percentile	50th Percentile	75th Percentile
Same Store NOI Growth Rank vs. SNL U.S. Multifamily REIT Index Peer Group*	30.00%	25th Percentile	50th Percentile	75th Percentile
Development Projects: Schedule Performance vs. Targets	5.00%	1 Qtr Behind	On Schedule	1 Qtr Ahead
Development Projects: Budget Performance vs. Target	5.00%	3% Over	On Budget	3% Under
Redevelopment Projects: Return on Investment (IRR)*	30.00%	15% ROI	20% ROI	25% ROI

*	For performance between achievement levels, the award will be determined by linear interpolation.

Each component of the 2019 objective performance criteria will be weighted as indicated above. For fiscal year 2019, the target amount of each executive officer’s Annual Cash Bonus is equal to the 2019 Base Salary or 2019 Base Payment (as applicable) of each such executive officer (50% of the 2019 Base Salary for Mr. Vohs). For achievement of the threshold level, 50% of the target amount of each such executive’s Annual Cash Bonus can be earned (35% for Mr. Vohs); for achievement of the target level, 100% can be earned (50% for Mr. Vohs); and for achievement of the maximum level, 150% can be earned (75% for Mr. Vohs). If performance for a component of the objective performance criteria is below the threshold level, no bonus will be earned for that component. The actual amounts of such Annual Cash Bonuses for fiscal year 2019 will be determined by the compensation committee in March 2020, in its reasonable business judgment and based on its review of the Company’s performance with respect to the objective performance criteria set forth above and the performance of each such executive officer during the applicable time period. The Annual Cash Bonuses for fiscal year 2019 will be payable by March 15, 2020.

2019 Annual LTIP Awards. Also pursuant to the Executive Agreements, on January 1, 2019, the Company granted the following Annual LTIP Awards for fiscal year 2019: 76,252 LTIP Units to Mr. Kamfar; 27,872 LTIP Units to Mr. Babb; 27,872 LTIP Units to Mr. MacDonald; 27,872 LTIP Units to Mr. Ruddy; 8,283 LTIP Units to Mr. Vohs; and 27,872 LTIP Units to K&A. The amount of each such Annual LTIP Award was determined by dividing (x) $725,000 for Mr. Kamfar, $265,000 for Mr. Babb, $265,000 for Mr. MacDonald, $265,000 for Mr. Ruddy, $78,750 for Mr. Vohs, and $265,000 for Mr. Konig (through K&A), by (y) the volume weighted average price of a share of the Company’s Class A Common Stock as reported on the NYSE American for the twenty (20) trading days immediately preceding the date of grant. The actual number of LTIP Units that will actually vest and become nonforfeitable in three equal installments on each anniversary of the date of grant in respect of each such Annual LTIP Award will be dependent upon continued employment and other conditions as set forth in the Executive Agreements.

2019 Long Term Performance Awards. For fiscal year 2019, the compensation committee has determined that 75% of the Long Term Performance Award for which each of our NEOs and our other executive officer will be eligible will be determinable based upon the objective performance criteria set forth below, and the remaining 25% will be determinable based upon subjective performance criteria.

For fiscal year 2019, in recognition of the Company’s greater emphasis on value-add investments in redevelopment projects, the compensation committee elected to revise the objective performance criteria applicable to the Long Term Performance Awards, to eliminate the criterion related to inclusion in the Morgan Stanley REIT (MCSI) and S&P 600 Indices (as used for fiscal year 2018), and replace it with the “Redevelopment Projects – Return on Investment (IRR)” criterion (which, for fiscal year 2018, was applicable only to the Annual Cash Bonuses). For fiscal year 2019, the objective performance criteria, their relative weightings, and threshold, target, and maximum achievement levels will thus be as follow:

2019 Objective Performance Criteria	Weighting	Threshold	Target	Maximum
Total Shareholder Return (TSR) Rank vs. SNL U.S. Multifamily REIT Index*	33.33%	25th Percentile	50th Percentile	75th Percentile
Same Store NOI Growth Rank vs. SNL U.S. Multifamily REIT Index*	33.33%	25th Percentile	50th Percentile	75th Percentile
Redevelopment Projects – Return on Investment (IRR)*	33.34%	15% ROI	20% ROI	25% ROI

*	For performance between achievement levels, the award will be determined by linear interpolation.

Each component of the 2019 objective performance criteria will be weighted as indicated above. For achievement of the threshold level, 50% of the weighted portion of each executive’s target Long Term Performance Award (i.e., 50% of the weighted portion of their Annual LTIP Award) can be earned; for achievement of the target level, 100% can be earned; and for achievement of the maximum level, 150% can be earned. If performance for a component of the objective performance criteria is below the threshold level, no bonus will be earned for that component.

Pursuant to the Executive Agreements, on January 1, 2019, the Company granted the following Long Term Performance Awards for fiscal year 2019: 114,379 LTIP Units to Mr. Kamfar; 41,807 LTIP Units to Mr. Babb; 41,807 LTIP Units to Mr. MacDonald; 41,807 LTIP Units to Mr. Ruddy; 12,424 LTIP Units to Mr. Vohs; and 41,807 LTIP Units to Mr. Konig (through K&A). The actual number of LTIP Units that will actually vest and become nonforfeitable as of the last day of the three-year performance period in respect of each such Long Term Performance Award will be dependent upon the achievement, over the three-year performance period, of the objective Company performance criteria and targets set forth above, and the performance of each such executive officer during such time period.

Peer Groups

To assist the compensation committee in developing the post-Internalization compensation program for the Company’s NEOs and other executive officer, FPL was engaged to examine current market compensation practices. In connection with that process, FPL provided the compensation committee with a market-based compensation benchmarking analysis summarizing the executive compensation practices among a peer group of companies consisting of 15 REITs reasonably comparable in size to the Company based on total market capitalization and total return. The size-based peer group was utilized to assist the compensation committee in understanding current compensation structures and practices. However, the compensation committee did not rely solely upon benchmarking to determine the post-Internalization compensation of the Company’s NEOs and other executive officer, but used the compensation levels, structures and practices of the peer group as one of many factors to formulate the Company’s post-Internalization executive compensation structure. The post-Internalization compensation of the Company’s NEOs and other executive officer is not tied to a specified percentile of a peer group.

2018 Peer Group. The size-based peer group utilized by the compensation committee in establishing the post-Internalization compensation program for the Company’s NEOs and other executive officer, including compensation metrics for fiscal year 2018, was comprised of the following:

•	Cedar Realty Trust, Inc.	•	Rexford Industrial Realty, Inc.
•	Chatham Lodging Trust	•	Retail Opportunity Investments Corp.
•	Cousins Properties Incorporated	•	Silver Bay Realty Trust Corp.
•	Easterly Government Properties, Inc.	•	STAG Industrial, Inc.
•	EastGroup Properties, Inc.	•	Terreno Realty Corporation
•	Education Realty Trust, Inc.	•	TIER REIT, Inc.
•	First Potomac Realty Trust	•	Whitestone REIT
		•	Xenia Hotels & Resorts, Inc.

2019 Peer Group. The size-based peer group utilized by the compensation committee in establishing compensation metrics for the Company’s NEOs and other executive officer for fiscal year 2019 was comprised of the following:

•	Armada Hoffler Properties, Inc.	•	Hersha Hospitality Trust
•	CatchMark Timber Trust, Inc.	•	Independence Realty Trust, Inc.
•	Cedar Realty Trust, Inc.	•	Rexford Industrial Realty, Inc.
•	Chatham Lodging Trust	•	Terreno Realty Corporation
•	Chesapeake Lodging Trust	•	TIER REIT, Inc.
•	Easterly Government Properties, Inc.	•	Whitestone REIT

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

Incentive Plans

The Company’s incentive plans were originally adopted by our Board on December 16, 2013, and approved by our stockholders on January 23, 2014, as the 2014 Equity Incentive Plan for Individuals (the “2014 Individuals Plan”) and the 2014 Equity Incentive Plan for Entities (the “2014 Entities Plan,” and together with the 2014 Individuals Plan, the “2014 Incentive Plans”). The 2014 Incentive Plans were subsequently amended and restated by the Amended and Restated 2014 Equity Incentive Plan for Individuals (the “Amended 2014 Individuals Plan”), and the Amended and Restated 2014 Equity Incentive Plan for Entities (the “Amended 2014 Entities Plan,” and together with the Amended 2014 Individuals Plan, the “Amended 2014 Incentive Plans”) as adopted by our Board on April 7, 2015 and approved by our stockholders on May 28, 2015. On August 3, 2017 and October 18, 2017, our Board adopted, and on October 26, 2017 our stockholders approved, the second amendment and restatement of the 2014 Individuals Plan (the “Second Amended 2014 Individuals Plan”) and the 2014 Entities Plan (the “Second Amended 2014 Entities Plan,” and together with the Second Amended 2014 Individuals Plan, the “Second Amended 2014 Incentive Plans”), which superseded and replaced in their entirety the Amended 2014 Incentive Plans.

On August 9, 2018, our Board adopted, and on September 28, 2018 our stockholders approved, the third amendment and restatement of the Second Amended 2014 Individuals Plan (the “Third Amended 2014 Individuals Plan”) and the Second Amended 2014 Entities Plan (the “Third Amended 2014 Entities Plan,” and together with the Third Amended 2014 Individuals Plan, the “Third Amended 2014 Incentive Plans,” and together with the Second Amended 2014 Incentive Plans, the “Incentive Plans”), which superseded and replaced in their entirety the Second Amended 2014 Incentive Plans Under the Third Amended 2014 Incentive Plans, we have reserved and authorized an aggregate number of 2,250,000 shares of our common stock for issuance. As of February 6, 2019, 1,648,639 shares were available for future issuance.

The purpose of the Third Amended 2014 Incentive Plans is to attract and retain independent directors, executive officers and other key employees, including officers and employees of our Operating Partnership and their affiliates, and other service providers. The Third Amended 2014 Incentive Plans provide for the grant of options to purchase shares of our common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards.

Stock Ownership Guidelines

On December 20, 2017, to further align the interests of our executive officers and directors with the interest of our stockholders, and to promote our commitment to sound corporate governance, our Board implemented stock ownership guidelines (“Stock Ownership Guidelines”) for our executive officers, including our NEOs, and non-employee directors.

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

As of December 31, 2018, all of our directors and executive officers were in compliance with our stock ownership guidelines or on track to be compliant within the five-year period specified by the guidelines.

Pledging Policy

In February 2019, our Board adopted a Pledging Policy Regarding Company Securities (the “Pledging Policy”).  The Pledging Policy prohibits the Company’s executive officers and directors from pledging, or otherwise using as collateral to secure any loan or other obligation, any Company securities that such executive officer or director is required to hold pursuant to the Company’s Stock Ownership Guidelines.  To encourage our executive officers and directors to continue to hold Company securities currently owned by them that are in excess of the amounts required under the Stock Ownership Guidelines, and to encourage them to increase such ownership over time, our executive officers and directors will be permitted to pledge only such Company securities held in excess of the Stock Ownership Guidelines applicable to such executive officer or director (such excess, to the extent pledged, the “Pledged Shares”) and subject to certain restrictions and limitations.   The Pledging Policy requires that the average outstanding loan balance on any separate loan arrangement secured in whole or in part by such Pledged Shares must be limited, on an annual basis, to thirty percent (30%) of the time-weighted value of the creditor’s collateral package, inclusive of any Pledged Shares.  Within thirty (30) days of entering into any new pledge or loan arrangement, the executive officer or director will be required to certify to the audit committee that such pledge is limited to only such Company securities held in excess of the applicable Stock Ownership Guidelines.  In addition, within thirty (30) days of the effective date of the Pledging Policy, any executive officer or director who, prior to such effective date, had entered into a pledge or loan arrangement with respect to Pledged Shares must certify to the audit committee that such arrangement does not include any pledge of Company securities required to be held under the Stock Ownership Guidelines applicable to such executive officer or director.  Finally, within ten (10) days following each annual meeting of the Company’s stockholders, each executive officer or director will be required to certify to the audit committee that each such pledge or loan arrangement is limited, on an annual basis, to thirty percent (30%) of the time-weighted value of the creditor’s collateral package, inclusive of any Pledged Shares.

Clawback Policy

Our compensation committee has adopted a policy on the clawback of incentive compensation. The policy is applicable to incentive-based compensation (including equity and equity-based compensation) that is paid, issued or vests based on the achievement of performance objectives (“Incentive Awards”) granted on or after its effective date to current or former executive officers while an executive officer (“Covered Executives”). The policy will be invoked in the event that (a) the Company is required to restate its financial statements due to material noncompliance with any financial reporting requirement under U.S. federal securities laws (whether or not based on fraud or misconduct) and the Board or the compensation committee has not determined that such restatement (i) is required or permitted under GAAP in connection with the adoption or implementation of a new accounting standard or (ii) was caused by the Company’s decision to change its accounting practice as permitted by applicable law, and (b) the performance measurement period with respect to the grant or vesting of such Incentive Awards includes one or more fiscal periods affected by such restatement.

In such event, under the terms of the policy, our Board or the compensation committee will determine whether, within three (3) completed fiscal years preceding the restatement date and any interim period, any Covered Executives received Incentive Awards in excess of the amount to which he or she would otherwise have been entitled based on the restated financial statements (such excess amount, “Excess Compensation”). If the Board or the compensation committee determines that any Covered Executive received Excess Compensation, the Company will be entitled to recover such Excess Compensation from such Covered Executive, and our Board or the compensation committee, in its sole discretion and subject to applicable law, will take such action as it deems necessary to recover such Excess Compensation. Such actions may include (i) requiring repayment or return of prior Incentive Awards made to such Covered Executive, including Incentive Awards not affected by the accounting restatement, (ii) cancelling unvested Incentive Awards, or (iii) adjusting the future compensation of such Covered Executive.

In the event that the Board or the compensation committee determines that a Covered Executive’s acts or omissions constituted fraud or misconduct, then in addition to the recovery of Incentive Awards, the Board or the compensation committee may (i) take (in the case of the Board), or recommend to the Board (in the case of the compensation committee), disciplinary action, including termination, and (ii) pursue other available remedies, including legal action.

In addition, each award that may be granted under the Third Amended 2014 Incentive Plans will be subject to the condition that we may require that such award be returned, and that any payment made with respect to such award must be repaid, if such action is required under the terms of any recoupment or “clawback” policy of ours as in effect on the date that the payment was made, or on the date the award was granted or exercised or vested or earned, as applicable.

Our Board and compensation committee recognize that the Dodd-Frank legislation enacted in 2010 may, following rulemaking, require some modification of these policies. Our Board and compensation committee intend to review any rules adopted as a result of that legislation and to adopt any modifications to these policies that become required by applicable law.

Compensation Policies and Practices Relating to Risk Management

The compensation committee, with the assistance of FPL, conducts regular analytical reviews focusing on several key areas of the Company’s compensation program for its NEOs and other executive officer, including external market compensation data, pay mix, selection of performance metrics, the goal-setting process, and internal equity (i.e., compensation differences between individuals) on the payment of compensation. These reviews provide a framework for consideration by the compensation committee with respect to whether any of the Company’s current programs, practices or procedures regarding compensation of its NEOs and other executive officer should be altered to help ensure the Company maintains an appropriate balance between prudent business risk and resulting compensation.

As a result of this process, the compensation committee has concluded that while a significant portion of the Company’s compensation program for its NEOs and other executive officer is performance-based, the program does not encourage excessive or unnecessary risk-taking. The compensation committee further concluded that the Company’s policies and procedures largely achieve the appropriate balance between the Company’s annual goals and its long-term financial success and growth. While risk-taking is a necessary part of the growth of any business, the compensation committee focuses on aligning the Company’s compensation policies with its long-term interests, and on avoiding short-term rewards for management decisions that could pose long-term risks to the Company, including as follows:

•	Use of Long-Term Compensation. In order to more closely align the interests of the Company’s NEOs and other executive officer with those of its stockholders, more than half of the total compensation payable or potentially payable to our NEOs and other executive officer is non-cash compensation in the form of long-term equity-based awards. This structure is also intended to maximize retention, as such equity-based awards are subject to either time- or performance-based vesting, generally over a period of at least three years (subject to accelerated vesting upon certain terminations of the holder’s employment as described under “Potential Payments Upon Termination or Change-in-Control” below). Such vesting periods encourages our NEOs and other executive officer to focus on sustaining the Company’s long-term performance. Grants of such long-term equity-based awards are typically made annually, so our NEOs and other executive officer generally have unvested awards that could decrease significantly in value if the Company’s business is not managed for the long-term.

•	Stock Ownership Guidelines. The Board has implemented stock ownership guidelines for our NEOs and other executive officers, which are described above under “Stock Ownership Guidelines.” The compensation committee believes that significant ownership of the Company’s common stock by its NEOs and other executive officers helps to align the interests of the Company’s management with those of its stockholders, and is consistent with the Company’s commitment to sound corporate governance. As of December 31, 2018, all of our NEOs and our other executive officer were in compliance with our stock ownership guidelines or on track to be compliant within the five-year period specified by the guidelines.

•	Clawback Policy. The compensation committee has also adopted a policy on the clawback of incentive compensation, which is described above under “Clawback Policy.” Under the clawback policy, if the Company is required to restate its financial results due to material noncompliance with any financial reporting requirement under the U.S. federal securities laws (whether or not based on fraud or misconduct) and the Board or the compensation committee has not determined that such restatement is subject to certain exceptions, the Company may recover certain excess incentive-based compensation (including equity and equity-based compensation) that is paid, issued or vests based on the achievement of performance objectives and that is granted on or after the policy’s effective date to current or former NEOs or other executive officers while an NEO or other executive officer.

•	Performance Metrics. The compensation committee further believes in linking pay with performance. In 2018, the Company used a variety of quantifiable performance metrics for its annual incentive programs, which are described in more detail under “Compensation Discussion and Analysis—Elements of Compensation and 2018 Compensation Decisions.”

In summary, the compensation committee believes that structuring the Company’s executive compensation program such that a considerable amount of the compensation of its NEOs and other executive officers is tied to the Company’s long-term success and share value provides incentives for our NEOs and other executive officers to manage the Company for long-term growth in a prudent manner, and avoids creating disproportionately large short-term incentives that could otherwise serve to promote the taking of risks that would not be in the long-term interests of the Company.

Lending Policies

We may not make loans to our directors, officers or other employees except in accordance with our code of business conduct and ethics and applicable law.

Compensation Committee Report (1)

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on such review and discussion, the compensation committee has recommended to our Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Submitted by the Compensation Committee:
Brian D. Bailey, Chairman

Elizabeth Harrison
I. Bobby Majumder

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

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee are Brian D. Bailey, Elizabeth Harrison and I. Bobby Majumder, each of whom is an independent director. None of these directors has at any time served as an officer or employee of the Company. None of our executive officers has served as a director or member of the compensation committee of any entity that has one or more of its executive officers serving as a member of our Board or compensation committee. Accordingly, during 2018, there were no interlocks with other companies within the meaning of the SEC’s rules.

EXECUTIVE OFFICER COMPENSATION TABLES

Summary Compensation Table

The table below summarizes the total compensation paid or earned by our NEOs and other executive officers in 2018, 2017 and 2016.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)	Total ($)
R. Ramin Kamfar	2018	400,000	—	3,968,912	—	—	4,368,912
Chairman and CEO	2017	66,667	66,667	—	—	—	133,334
	2016	—	—	—	—	—	—
Jordan B. Ruddy	2018	300,000	—	1,728,870	—	—	2,028,870
President and	2017	50,000	50,000	—	—	—	100,000
COO	2016	—	—	—	—	—	—
James G. Babb, III	2018	325,000	—	1,728,870	—	—	2,053,870
Chief Investment Officer	2017	54,167	54,167	—	—	—	108,334
	2016	—	—	—	—	—	—
Ryan S. MacDonald	2018	250,000	—	1,664,972	—	—	1,914,972
Chief Acquisitions Officer	2017	41,667	41,667	—	—	—	83,334
	2016	—	—	—	—	—	—
Christopher J. Vohs	2018	250,000	—	614,875	—	—	864,875
Chief Financial Officer and Treasurer	2017	41,667	20,833	—	—	—	62,500
	2016	—	—	—	—	—	—
Michael L. Konig*	2018	300,000	—	1,728,870	—	—	2,028,870
Chief Legal Officer and Secretary	2017	50,000	50,000	—	—	—	100,000
	2016	—	—	—	—	—	—

*	Pursuant to a Services Agreement with his wholly-owned law firm, K&A.

(1)	Each executive officer is eligible for an annual cash incentive bonus for the year ended December 31, 2018. The amounts of such bonuses are not calculable through the latest practicable date, but will be determined by the compensation committee, in its reasonable business judgment and based on its review of the Company’s performance and the performance of each such executive officer during that time period, in March 2019. The annual cash incentive bonuses will be payable on March 15, 2019.

(2)

Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the full grant date fair value of LTIP Unit awards issued to the executives in 2018. In accordance with SEC disclosure requirements, the amounts for 2018 include the full grant date fair value of awards issued under the Incentive Plans. The grant date fair value is computed in accordance with FASB ASC 718, “Compensation-Stock Compensation,” or “ASC 718.”

The actual value of awards with respect to these awards are contingent on continued employment and assumes maximum performance had been achieved under any long term performance awards.

(3)	The executive officers did not receive any non-equity incentive plan compensation in 2018.

Grants of Plan-Based Awards for 2018

Estimated Future Payouts Under Equity Incentive Plan Awards

Name	Grant Date		Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)(1)

R. Ramin Kamfar	1/1/2018	(2)				240,892	$2,435,418
	1/1/2018	(3)				57,814	$584,500
	1/1/2018	(4)				9,636	$97,420
	1/1/2018	(5)	17,567	35,134	52,701		$532,807
	10/4/2018	(6)	11,340	22,680	34,020		$318,767

Jordan B. Ruddy	1/1/2018	(2)				120,446	$1,217,709
	1/1/2018	(3)				19,271	$194,830
	1/1/2018	(4)				3,212	$32,473
	1/1/2018	(5)	5,856	11,711	17,567		$177,602
	10/4/2018	(6)	3,780	7,560	11,340		$106,256

James G. Babb III	1/1/2018	(2)				120,446	$1,217,709
	1/1/2018	(3)				19,271	$194,830
	1/1/2018	(4)				3,212	$32,473
	1/1/2018	(5)	5,856	11,711	17,567		$177,602
	10/4/2018	(6)	3,780	7,560	11,340		$106,256

Ryan S. MacDonald	1/1/2018	(2)				120,446	$1,217,709
	1/1/2018	(3)				16,862	$170,475
	1/1/2018	(4)				2,810	$28,409
	1/1/2018	(5)	5,124	10,247	15,371		$155,401
	10/4/2018	(6)	3,308	6,615	9,923		$92,979

Christopher J. Vohs	1/1/2018	(2)				48,178	$487,080
	1/1/2018	(3)				4,818	$48,710
	1/1/2018	(4)				803	$8,118
	1/1/2018	(5)	1,464	2,928	4,392		$44,403
	10/4/2018	(6)	945	1,890	2,835		$26,564

Michael L. Konig	1/1/2018	(2)				120,446	$1,217,709
	1/1/2018	(3)				19,271	$194,830
	1/1/2018	(4)				3,212	$32,473
	1/1/2018	(5)	5,856	11,711	17,567		$177,602
	10/4/2018	(6)	3,780	7,560	11,340		$106,256

(1)	The amounts presented in this column represent the full grant date fair value of equity awards (calculated pursuant to FASB ASC Topic 718) granted to the Named Executive Officers in 2018. Pursuant to the rules and regulations of the SEC, the amounts exclude the impact of estimated forfeitures related to service-based vesting conditions. The grant date fair value, including the impact of estimated forfeitures related to service-based vesting conditions, is the amount we would expense in our consolidated financial statements over the award's vesting schedule. For additional information on our value assumptions, refer to Note 13 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.
(2)	Represents long-term incentive plan units ("LTIP Units") in Bluerock Residential Holdings, LP (the "Operating Partnership"), of which the Issuer is the general partner. These LTIP Units will vest ratably over a five year period and may convert to units of limited partnership in the Operating Partnership ("OP Units") upon reaching capital account equivalency with the OP Units held by the Issuer, and may then be redeemed for cash or, at the option of the Issuer and after a one year holding period (including any period during which the LTIP Units were held), settled in shares of the Issuer's Class A common stock on a one-for-one basis.

(3)	Represents long-term incentive plan units in the Operating Partnership, of which the Issuer is the general partner. These LTIP Units will vest ratably over a three year period and may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Issuer, and may then be redeemed for cash or, at the option of the Issuer and after a one year holding period (including any period during which the LTIP Units were held), settled in shares of the Issuer's Class A common stock on a one-for-one basis.
(4)	Represents LTIP Units in the Operating Partnership, of which the Issuer is the general partner. These LTIP Units will vest in three equal annual installments (the first, on December 31, 2018, and thereafter, on each anniversary of October 31, 2017), and may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Issuer, and may then be redeemed for cash or, at the option of the Issuer and after a one year holding period (including any period during which the LTIP Units were held), settled in shares of the Issuer's Class A common stock on a one-for-one basis.
(5)	Represents LTIP Units in the Operating Partnership, of which the Issuer is the general partner. These Long Term Performance Awards LTIP Units are subject to a three-year performance period and may vest at the end of that period subject to performance criteria and established targets. The LTIPs may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Issuer, and may then be redeemed for cash or, at the option of the Issuer and after a one year holding period (including any period during which the LTIP Units were held), settled in shares of the Issuer's Class A common stock on a one-for-one basis.
(6)	Represents long-term incentive plan units in the Operating Partnership of which the Issuer is the general partner. These Long Term Performance Awards LTIP Units are subject to a three-year performance period beginning January 1, 2018 and may vest at the end of that period subject to performance criteria and established targets. The LTIP Units may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Issuer, and may then be redeemed for cash, or at the option of the Issuer and after a one-year holding period (including any period during which the LTIP Units were held), settled in shares of the Issuer's Class A common stock on a one-for-one basis.

Outstanding Equity Awards at December 31, 2018

The following table sets forth certain information with respect to outstanding equity awards held by the named executive officers as of December 31, 2018:

Name	Grant Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards:Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)

R. Ramin Kamfar	1 /1/2018	(2)	192,714	1,738,280
	1 /1/2018	(3)	57,814	521,482
	1 /1/2018	(4)	6,424	57,944
	1 /1/2018	(5)			52,701	475,363
	10 /4/2018	(6)			34,020	306,860

Jordan B. Ruddy	1 /1/2018	(2)	96,357	869,140
	1 /1/2018	(3)	19,271	173,824
	1 /1/2018	(4)	2,141	19,312
	1 /1/2018	(5)			17,567	158,454
	10 /4/2018	(6)			11,340	102,287

James G. Babb III	1 /1/2018	(2)	96,357	869,140
	1 /1/2018	(3)	19,271	173,824
	1 /1/2018	(4)	2,141	19,312
	1 /1/2018	(5)			17,567	158,454
	10 /4/2018	(6)			11,340	102,287

Ryan S. MacDonald	1 /1/2018	(2)	96,357	869,140
	1 /1/2018	(3)	16,862	152,095
	1 /1/2018	(4)	1,873	16,894
	1 /1/2018	(5)			15,371	138,646
	10 /4/2018	(6)			9,923	89,505

Christopher J. Vohs	1 /1/2018	(2)	38,542	347,649
	1 /1/2018	(3)	4,818	43,458
	1 /1/2018	(4)	535	4,826
	1 /1/2018	(5)			4,392	39,616
	10 /4/2018	(6)			2,835	25,572

Michael L. Konig	1 /1/2018	(2)	96,357	869,140
	1 /1/2018	(3)	19,271	173,824
	1 /1/2018	(4)	2,141	19,312
	1 /1/2018	(5)			17,567	158,454
	10 /4/2018	(6)			11,340	102,287

(1)	Based upon the closing price of our Class A common stock on December 31, 2018 of $9.02.
(2)	Each LTIP award vests and becomes nonforfeitable as follows: (i) the first installment vested on December 31, 2018 in the amount of one-fifth (1/5) of the LTIP award and (ii) the second through fifth installments on the second through fifth anniversary of October 31, 2017, respectively, in an amount equal to one-fifth (1/5) of the LTIP award, in each case subject to continued employment and other conditions.

(3)	The amount of each such LTIP award was determined as set forth above. Each LTIP award vests and becomes nonforfeitable in three equal installments on each anniversary of the date of grant, subject to continued employment and other conditions.
(4)	Each LTIP award vests and becomes nonforfeitable as follows: (i) the first installment vested on December 31, 2018 in the amount of one-third (1/3) of the LTIP award, and (ii) the second and third installments on the second and third anniversary of October 31, 2017, respectively, in the amount of one-third (1/3) of the LTIP award, in each case subject to continued employment and other conditions.
(5)	Each Initial Long Term Performance Award was granted in the form of LTIP Units for a three-year performance period, with a threshold equal to 50% of that year’s Annual LTIP Award, a target equal to that year’s Annual LTIP Award and a maximum equal to 150% of that year’s Annual LTIP Award, subject to the performance criteria and targets established and administered by the compensation committee. The amounts in the table assume maximum performance. The actual number of LTIP Units that become fully vested in respect of each such Long Term Performance Award will be based on the attainment, over the three-year performance period, of targets related to relative total stockholder return, relative same store net operating income growth, and inclusion in certain peer indices, as well as a subjective evaluation of the achievement of strategic objectives. Each such Long Term Performance Award will vest and become nonforfeitable effective as of the last day of the performance period. Due to limitations on the number of LTIP Units available for issuance under the Second Amended 2014 Incentive Plans, these Long Term Performance Awards were, in aggregate, lower than those to which the recipients were entitled pursuant to the terms of their respective Executive Agreements. Upon stockholder approval of the Third Amended 2014 Incentive Plans, such remaining LTIP Units were issued by the Company to each such recipient at such time. See footnote (6).
(6)	The increased capacity under the Third Amended 2014 Incentive Plans enabled the Company to issue the Shortfall LTIP Units, for a three-year performance period from the date of grant of the Initial Long Term Performance Award, subject to performance criteria and targets established and administered by the compensation committee. Each such Shortfall Long Term Performance Award will vest and become nonforfeitable effective as of the last day of the performance period, subject to certain clawback and termination provisions.

Stock Vested in 2018

The following table sets forth certain information with respect to the vesting of LTIP Units for each named executive officer during the fiscal year ended December 31, 2018.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Received on Vesting ($)(1)

R. Ramin Kamfar	51,390	$463,538

Jordan B. Ruddy	25,160	$226,943

James G. Babb III	25,160	$226,943

Ryan S. MacDonald	25,026	$225,735

Christopher J. Vohs	9,904	$89,334

Michael L. Konig	25,160	$226,943

(1)	Based on a price of $9.02 per LTIP Unit, which was the closing price on the NYSE American of one share of Class A common stock on December 31, 2018. Assumes that the value of LTIP Units on a per unit basis is equal to the per share value of our Class A common stock.

Narrative Discussion of Summary Compensation Table

We provide additional disclosure below of factors relating to the Summary Compensation Table, including descriptions of the Executive Agreements of our NEOs and other executive officer. For further narrative disclosures concerning the information set forth in the Summary Compensation Table, please see “Compensation Discussion and Analysis” in this Form 10-K.

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

Duties. The Executive Agreements provide that each Executive Officer will perform duties and provide services to us that are commensurate with the duties, authorities and responsibilities of persons in similar capacities in similarly sized companies, and such other duties, authorities and responsibilities as may reasonably be assigned to him from time to time by the Board or, in the case of Executive Officers other than Mr. Kamfar, the Chief Executive Officer. The Executive Agreements further provide that the Executive Officers will, without additional compensation, also serve on the Board of, serve as an officer of, and/or perform such executive and consulting services for, or on behalf of, such subsidiaries of the Company as the Board may, from time to time, request. The Executive Agreements also provide that the Executive Officers will devote substantially all of their business time and attention to the performance of their duties to the Company, but will be permitted to devote time as they determine in good faith to be necessary or appropriate to fulfill their duties to Bluerock and its affiliates, and engage in certain other outside activities, so long as those duties and activities do not unreasonably interfere with the performance of their duties to us.

Compensation. The Executive Agreements provide that Mr. Kamfar, Mr. Babb, Mr. MacDonald, Mr. Ruddy, Mr. Vohs and K&A will receive an annual base salary or, in the case of K&A, an annual base payment, of at least $400,000, $325,000, $250,000, $300,000, $250,000, and $300,000, respectively. Each Executive Agreement provides that each Executive Officer’s base salary or base payment, as applicable, will be reviewed annually for appropriate increases by the compensation committee, but will not be decreased.  Each Executive Agreement further states that each Executive Officer is eligible to receive an annual incentive bonus payable in cash, and annual grants of time- and performance-based equity awards, in each case as described above in “Elements of Executive Compensation” and “2018 Compensation Decisions.” Each Executive Agreement provides that each Executive Officer is entitled to participate in all executive incentive and, and except for K&A, all employee benefit programs of the Company made available to the Company’s senior executives generally, and to be reimbursed for reasonable and customary expenses related to his employment and to paid vacation in accordance with the Company’s policies.

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

Further, certain of the Company’s benefit plans and arrangements contain provisions regarding acceleration of vesting and payment upon specified termination events; see “—Company Share-Based Plans” below. In addition, the Company may authorize discretionary severance payments to its NEOs upon termination.

Company Share-Based Plans

Third Amended 2014 Incentive Plan (the “Incentive Plans”). A “Change in Control” under the Third Amended 2014 Incentive Plans occurs if:

•	a person, entity or affiliated group (with certain exceptions) acquires, in a transaction or series of transactions, more than 50% of the total combined voting power of our outstanding securities;

•	there occurs a merger, consolidation, reorganization, or business combination, unless the holders of our voting securities immediately prior to such transaction have more than 50% of the combined voting power of the securities in the successor entity or its parent;

•	we (i) sell or dispose of all or substantially all of our assets or (ii) acquire assets or stock of another entity, unless the holders of our voting securities immediately prior to such transaction have more than 50% of the combined voting power of the securities in the successor entity or its parent; or

•	during any period of twelve consecutive months, individuals who, at the beginning of such period, constitute our Board together with any new directors (other than individuals who become directors in connection with certain transactions or election contests) cease for any reason to constitute a majority of our Board.

If we experience a Change in Control, the administrator may, at its discretion, provide that awards (including LTIP Units) that vest, are earned or become exercisable based solely on continued employment or service (“Time-Based Awards”) that are outstanding on the date of such Change in Control will be assumed by the surviving entity, will be replaced by a comparable substitute award of substantially equal value granted by the surviving entity, or will otherwise automatically become fully exercisable, restrictions and conditions on outstanding stock awards will lapse, and performance units, incentive awards or other equity-based awards will become earned and nonforfeitable in their entirety, on such date. Any Time-Based Awards so assumed or replaced with substitute awards in connection with the Change in Control will vest in accordance with their original terms, except that any such assumed or substitute awards for Time-Based Awards originally granted under the Incentive Plans will automatically become vested in full on the last day of the holder’s employment if (A) the holder’s employment or service with the Company, the Successor Entity, or an affiliate thereof is terminated (i) involuntarily without Cause or following non-renewal of the holder’s employment agreement, (ii) voluntarily by the holder with Good Reason, or (iii) on account of the holder’s death or disability, and (B) the holder remained in the continuous employ or service of the Company, the Successor Entity, or the applicable affiliate thereof from the date of such Change in Control until the date of such termination of employment or service.

Awards that are not Time-Based Awards (“Performance Awards”) that are outstanding on the date of such Change in Control must be assumed or replaced with substitute awards granted under the Incentive Plans in connection with the Change in Control. Such assumed or substituted Performance Awards will be of the same type of award as the original Performance Awards being assumed or replaced, and will have a value, as of the date of such Change in Control, that is substantially equal to the value of the original Performance Awards. In addition, such assumed or substituted Performance Awards will continue to vest in accordance with the terms and conditions of the original Performance Awards being assumed or replaced; provided, that the performance objectives and measures of the original Performance Awards being assumed or replaced shall be adjusted as the administrator determines is equitably required. Notwithstanding the preceding sentence (and solely with respect to assumed or substitute awards for Performance Awards originally granted under the Plans), if (A) the holder’s employment with the Company, the Successor Entity, or an affiliate thereof is terminated (i) involuntarily without Cause, (ii) following non-renewal of the employment agreement, if any, between the holder and the Company, the Successor Entity or the applicable affiliate thereof (if the holder has an employment agreement requiring accelerated vesting in such case), (iii) voluntarily by the holder with Good Reason, or (iv) on account of the holder’s death or disability, and (B) the holder remained in the continuous employ of the Company, the Successor Entity or the applicable affiliate thereof from the date of such Change in Control until the date of such termination of employment, then the assumed or substituted Performance Awards will automatically become vested with respect to a pro rata number of the shares or other securities subject to such assumed or substituted Performance Awards based on the extent to which the performance or other objectives are achieved as of the date of such termination of employment or service. Any portion of any such Performance Awards that does not become so vested will be forfeited.

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

If we experience a Change in Control, benefits provided under the Incentive Plans could be treated as parachute payments. In that event, the Incentive Plans provide that the benefits under the Incentive Plans, and all other parachute payments provided under other plans and agreements, will be reduced to the safe harbor amount, i.e., the maximum amount that may be paid without excise tax liability or loss of deduction, if the reduction allows the participant to receive greater after-tax benefits. The benefits under the Incentive Plans and other plans and agreements will not be reduced, however, if the participant will receive greater after-tax benefits (taking into account the 20% excise tax payable by the participant) by receiving the total benefits. The Incentive Plans also provide that these provisions do not apply to a participant who has an agreement with us providing that the participant cannot receive payments in excess of the safe harbor amount.

Change in Control/Severance Payment Table as of December 31, 2018

The following table estimates the potential payments and benefits to our Executive Officers upon termination of employment or a change in control of the Company, assuming such event occurs on December 31, 2018. These estimates do not reflect the actual amounts that would be paid to such persons, which would only be known at the time that they become eligible for payment and would only be payable if the specified event occurs.

Items Not Reflected in Table. The following items are not reflected in the table set forth below:

•	Accrued salary, bonus and vacation.

•	Welfare benefits provided to all salaried employees having substantially the same value.

•	Amounts outstanding under the Company’s 401(k) plan.

Change in Control and Severance Payments as of December 31, 2018

		Reason for Termination / Acceleration
Name	Benefit	Disability (1)	Company non-renewal (2)	Termination by Company without cause or by Executive for good reason (3)	Change in Control (4)

R. Ramin Kamfar	Cash Severance	$-	$2,400,000	$2,400,000	$-
	Acceleration of Share-Based Awards	2,444,193	2,444,193	2,444,193	-
	Annual Disability Benefits (5)	120,000	-	-	-
	Other (6)	-	41,626	41,626	-
	Total	$2,564,193	$4,885,819	$4,885,819	$-
Jordan B. Ruddy	Cash Severance	$-	$1,200,000	$1,200,000	$1,800,000
	Acceleration of Share-Based Awards	1,104,438	1,104,438	1,104,438	1,104,438
	Annual Disability Benefits (5)	120,000	-	-	-
	Other (6)	-	12,459	12,459	12,459
	Total	$1,224,438	$2,316,897	$2,316,897	$2,916,897
James G. Babb, III	Cash Severance	$-	$1,300,000	$1,300,000	$1,950,000
	Acceleration of Share-Based Awards	1,104,438	1,104,438	1,104,438	1,104,438
	Annual Disability Benefits (5)	120,000	-	-	-
	Other (6)	-	35,829	35,829	35,829
	Total	$1,224,438	$2,440,267	$2,440,267	$3,090,267
Ryan S. MacDonald	Cash Severance	$-	$1,000,000	$1,000,000	$1,500,000
	Acceleration of Share-Based Awards	1,075,022	1,075,022	1,075,022	1,075,022
	Annual Disability Benefits (5)	120,000	-	-	-
	Other (6)	-	41,626	41,626	41,626
	Total	$1,195,022	$2,116,648	$2,116,648	$2,616,648
Christopher J. Vohs	Cash Severance	$-	$750,000	$750,000	$1,125,000
	Acceleration of Share-Based Awards	406,474	406,474	406,474	406,474
	Annual Disability Benefits (5)	120,000	-	-	-
	Other (6)	-	41,626	41,626	41,626
	Total	$526,474	$1,198,100	$1,198,100	$1,573,100
Michael L. Konig	Cash Severance	$-	$1,200,000	$1,200,000	$1,800,000
	Acceleration of Share-Based Awards	1,104,438	1,104,438	1,104,438	1,104,438
	Annual Disability Benefits (5)	120,000	-	-	-
	Other (6)	-	27,370	27,370	27,370
	Total	$1,224,438	$2,331,808	$2,331,808	$2,931,808

(1)	Each Executive Agreement provides that the Company may terminate the Executive Officer’s employment, to the extent permitted by applicable law, if the Executive Officer (i) is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, or (ii) is, by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, receiving income replacement benefits for a period of not less than three months under an accident and health plan covering employees of the Company, or a disability. If the Company terminates the Executive Officer’s employment for disability, the Executive Officer will be entitled to receive the following:

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

(C) Vested benefits, if any, to which the Executive Officer may be entitled under the Company’s employee benefit plans as provided under his Executive Agreement (payable in accordance with the applicable employee benefit plan), and directors and officers liability coverage pursuant to the applicable provisions of the Executive Agreement for actions and inactions occurring during the term of such agreement, and continued coverage for any actions or inactions by the Executive Officer while providing cooperation under the Executive Agreement (all such benefits set forth under subsection (A) through (C) to this footnote (1), collectively, the “Accrued Benefits”); and

(D) Executive Officer's outstanding equity awards (x) that are subject solely to time-based vesting conditions shall become fully vested as of Executive Officer's date of termination for disability and (y) that are subject to performance-based vesting conditions, will vest if and to the extent the applicable performance-based conditions are satisfied as of the date of termination (without regard to the original length of the performance period); provided, however, that any performance-based award that vests pursuant to clause (y) will be pro-rated for the actual number of days in the applicable vesting period preceding the date of termination of Executive Officer's employment.

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

(1) A lump sum cash payment equal to a multiple (the “Severance Multiple”) of (a) three times of the sum (in the case of Mr. Kamfar), or (b) two times of the sum (in the case of the other Executive Officers), of (i) his base salary, and (ii) his average annual bonus with respect to the two prior calendar years (or, if any such termination of employment occurs during calendar year 2018, then the annual bonus paid or payable to him for the year ending December 31, 2017, provided, further, that if the termination occurs during the years ending December 31, 2018 or 2019, the 2017 annual bonus will be annualized for purposes of calculating his average annual bonus with respect to the two prior calendar years);

(2) A lump sum cash payment in an amount equal to his target bonus for the then-current calendar year (annualized, to the extent the 2017 target bonus is used), pro-rated for the number of days in such calendar year ending on the effective date of termination;

(3) All outstanding equity-based awards (x) that are subject solely to time-based vesting conditions will become fully vested as of the effective date of termination, and (y) that are subject to performance-based vesting conditions will vest if and to the extent the applicable performance-based vesting conditions are satisfied as of the date of termination (without regard to the original length of the performance period); provided, that any performance-based award that vests pursuant to clause (y) will be pro-rated for the actual number of days in the applicable vesting period preceding the effective date of termination;

(4) If entitled to elect continuation of coverage under any Company group health plan under applicable law, reimbursement for 100% of COBRA premiums incurred for he and his dependents under such plan during the duration of his COBRA continuation;

(5) A lump-sum cash payment of any unpaid base salary or unpaid base payment and accrued but unused vacation and/or paid time off through the date of termination; and

(6) Reimbursement for all necessary, customary and usual business expenses and fees incurred and paid prior to the effective date of termination (all such benefits set forth under this subsection (B) to footnote (5), collectively, the “Release Benefits”).

(3)	Under each Executive Agreement, the Company may terminate an Executive Officer’s employment or service at any time without “cause” (defined below) upon not less than sixty (60) days’ prior written notice to the Executive Officer. In addition, the Executive Officer may initiate a termination of employment or service by resigning for “good reason” (defined below). The Executive Officer must give the Company not less than sixty (60) days’ prior written notice of such resignation. In addition, the Company may initiate a termination of employment or service by sending a notice of non-renewal of the Executive Agreement to the Executive Officer, as described above. If the Executive Officer satisfies the Release Requirement in these circumstances, the Executive Officer will be entitled to receive the Accrued Benefits and the Release Benefits. If the Executive Officer does not satisfy the Release Requirement in these circumstances, we refer to the termination as a no-release termination. Upon any no-release termination, the Executive Officer is entitled to receive only the amount due to the Executive Officer under the Company’s then current severance pay plan for employees, if any. No other payments or benefits will be due under the Executive Agreement to the Executive Officer, but the Executive Officer will be entitled to receive the Accrued Benefits.

Each Executive Agreement defines “cause” as any of the following grounds for termination of the Executive Officer’s employment or service:

i.	the Executive Officer’s conviction of, or plea of guilty or nolo contendere to, a felony (excluding traffic-related felonies), or any financial crime involving the Company (including, but not limited to, fraud, misappropriation or embezzlement of Company assets);

ii.	the Executive Officer’s willful and gross misconduct in the performance of his duties (other than by reason of his incapacity or disability); provided, that the Company’s dissatisfaction with the Executive Officer’s performance shall not constitute “cause”;

iii.	the Executive Officer’s continuous, willful and material breach of the Executive Agreement after written notice of such breach has been given by the Board in its reasonable discretion exercised in good faith; provided that, in no event shall any action or omission in subsection (ii) or (iii) constitute “cause” unless (1) the Company gives notice to the Executive Officer stating that the Executive Officer will be terminated for cause, specifying the particulars thereof in reasonable detail and the effective date of termination (which shall be no less than ten (10) business days following the date on which such written notice is received by the Executive Officer) (the “Cause Termination Notice”), (2) the Company provides the Executive Officer and his counsel with an opportunity to appear before the Board to rebut or dispute the alleged reason for termination on a specified date that is at least three (3) business days following the date on which the Cause Termination Notice is given, but prior to the stated termination date described in clause (1), and (3) a majority of the Board (calculated without regard to the Executive Officer, if applicable) determines that the Executive Officer has failed to materially cure or cease such misconduct or breach within ten (10) business days after the Cause Termination Notice is given to him. For purposes of the foregoing sentence, no act, or failure to act, on the Executive Officer’s part shall be considered willful unless done or omitted to be done, by him not in good faith and without reasonable belief that his action or omission was in the best interest of the Company, and any act or omission by the Executive Officer pursuant to the authority given pursuant to a resolution duly adopted by the Board or on the advice of counsel to the Company will be deemed made in good faith and in the best interest of the Company.

Each Executive Agreement defines “good reason” to mean the occurrence of any of the following events without the Executive Officer’s consent:

iv.	the assignment to the Executive Officer of duties or responsibilities substantially inconsistent with his title at the Company or a material diminution in the Executive Officer’s title, authority or responsibilities; provided (in the case of Mr. Kamfar only) that failing to maintain Mr. Kamfar as a member of the Board will constitute “good reason”; and provide (in the case of the other the Executive Officers) that a change in title or modification of authority or responsibilities in connection with hiring new or elevating other executives as reasonably required or commensurate with the growth of the Company shall not constitute “good reason”;

v.	a material reduction in base salary, or the annual or long-term target incentive opportunities, of the Executive Officer;

vi.	the Company’s continuous, material and willful breach of the Executive Agreement; or

vii.	the relocation (without the written consent of the Executive Officer) of the Executive Officer’s principal place of employment or service by more than thirty-five (35) miles from its location on the effective date of the Executive Agreement.

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

The Executive Agreement of each Executive Officer other than Mr. Kamfar defines “Change in Control” to have the same meaning as the same term under the Third Amended 2014 Incentive Plans, which definition is set forth above under “Potential Payments Upon Termination or Change-in-Control—Company Share-Based Plans.”

(5)	$120,000 represents the maximum amount paid under the Company’s Long-Term Disability Plan to an employee if disabled for 90 consecutive days and the employee was eligible to receive the long-term disability payments. $120,000 represents the aggregate of maximum monthly payments of $2,000 payable as a long-term disability benefit for a maximum of 5 years or to age 70 (such payments would continue for the length of the disability).

(6)	Represents COBRA payments for a maximum of 18 months.

In the event of the death of an Executive Officer during the term of their Executive Agreement, the Executive Officer will be entitled to receive (i) the Accrued Benefits, and (ii) all outstanding equity awards (a) that are subject solely to time-based vesting conditions, which will become fully vested as of the date of such Executive Officer’s death, and (b) that are subject to performance-based vesting conditions, which will vest if and to the extent the applicable performance-based vesting conditions are satisfied as of the date of such Executive Officer’s death (without regard to the original length of the performance period); provided, however, that any performance-based award that vests and becomes payable pursuant to clause (b) will be pro-rated for the actual number of days in the applicable performance period preceding the Executive Officer’s death.

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

CEO Pay Ratio

The amount earned in 2018 by our Chief Executive Officer with respect to the annual cash incentive bonus (the “Annual Cash Bonus”) for the year ended December 31, 2018 is not calculable as of the date of this Annual Report on Form 10-K, because the final performance data for the 2018 performance period used in determining the amount of such Annual Cash Bonus was not yet available as of the date of this Annual Report on Form 10-K.  For this reason, pursuant to Instruction 6 to Item 402(u) of Regulation S-K, we have omitted the CEO pay ratio disclosure required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K from this Annual Report on Form 10-K. We expect to determine the amount payable to our Chief Executive Officer with respect to such Annual Cash Bonus in March 2019, and will include such amount, and the required CEO pay ratio disclosure, in a Current Report on Form 8-K to be filed no later than four business days after our compensation committee approves the Chief Executive Officer’s Annual Cash Bonus, if any, for the year ended December 31, 2018.

Compensation of Directors

During 2018, the independent directors’ compensation consisted of cash and equity retainers amounting to $40,000 and $65,000, respectively. In addition, the lead independent director, the audit committee chairman, the compensation committee chairman, and the nominating & corporate governance chairman received annual retainers of $25,000, $20,000, $15,000, and $10,000, respectively. Effective July 2018 the investment committee chairman received an annual retainer of $15,000. Each member of the audit committee, the compensation committee, the nominating & corporate governance committee and the investment committee received annual retainers of $10,000, $7,500, $5,000 and $5,000, respectively. Meeting fees were eliminated in 2018 as part of the compensation program. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board.

We have provided below certain information regarding compensation earned by and paid to our directors and during fiscal year 2018 (amounts in thousands).

	Fees Paid
	in Cash in	LTIP Unit
Name	2018 (1)	Awards (2)	Total
Brian D. Bailey (3)	$74	$63	$137
Elizabeth Harrison (4)	25	30	55
I. Bobby Majumder (5)	89	63	152
Romano Tio (6)	71	63	134
R. Ramin Kamfar	-	-	-

(1)	Excludes $8,333 of the $25,000 annual retainer paid in 2017, which retainer also compensated for services to be rendered in 2018 in the amount of $8,333.
(2)	Reflects 6,263 LTIP Units granted under the Second Amended 2014 Individuals Plan (which has subsequently been amended and restated in their entirety by the Third Amended 2014 Individuals Plan) to Mr. Bailey, Mr. Majumder and Mr. Tio, and 3,165 LTIP Units granted under the Third Amended 2014 Individuals Plan for Ms. Harrison, each a non-employee director. The amounts reported for each non-employee director reflect the grant date fair value of the award based on the closing price of the shares on January 1, 2018 and October 4, 2018, respectively (i.e. $10.11 and $9.37).
(3)	Includes standard Board retainer of $40,000, audit committee chairperson retainer of $20,000, compensation committee member retainer of $7,500, investment committee member retainer of $5,000 and nominating committee member retainer of $5,000, less $8,333 paid in 2017. Includes one $2,000 payment and one $2,500 payment paid in 2018 for 2017 meetings. Does not include $1,199 paid in 2019 for services rendered in 2018.
(4)	Includes standard Board retainer of $40,000, compensation committee member retainer of $7,500, and nominating committee member retainer of $5,000, pro-rated for Ms. Harrison’s service during 2018.
(5)	Includes standard Board retainer of $40,000, lead independent director retainer of $25,000, audit committee member retainer of $10,000, compensation committee member retainer of $7,500 and nominating committee chairperson retainer of $10,000, less $8,333 paid in 2017. Includes one $2,000 payment and one $2,500 payment paid in 2018 for 2017 meetings.
(6)

Includes standard Board retainer of $40,000, compensation committee chairperson retainer of $15,000, audit committee member retainer of $10,000, nominating and corporate governance member retainer of $5,000, and investment committee member retainer of $5,000, less $8,333 paid in 2017. Includes one $2,000 payment and one $2,500 payment paid in 2018 for 2017 meetings. Includes $2,398 paid in 2018 for services to be rendered in 2019.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Stock Ownership

The table below sets forth, as of February 13, 2019, certain information regarding the total beneficial ownership of our shares of Class A common stock, Class C common stock, and shares of Class A common stock issuable upon redemption of OP Units for (1) each person who is expected to be the beneficial owner of 5% or more of our outstanding shares of common stock, (2) each of our directors and NEOs, and (3) all of our directors and executive officers as a group. Each person named in the table has sole voting and investment power with respect to all of the shares of common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table.

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

Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Common Stock (2)
Named Executive Officers and Directors: (1)
R. Ramin Kamfar (3)(4)(5)	5,091,078	16.7%
Jordan B. Ruddy (3)(6)	540,812	1.78%
James G. Babb (3)(6)	674,632	2.22%
Ryan S. MacDonald (3)(6)	205,082	*
Christopher J. Vohs (3)(6)	14,085	*
Michael L. Konig (3)(6)(7)	534,812	1.76%
Brian D. Bailey, Independent Director	30,873	*
Elizabeth Harrison, Independent Director	10,001	*
I. Bobby Majumder, Independent Director	29,824	*
Romano Tio, Independent Director	33,843	*
All Named Executive Officers and Directors as a Group	7,165,042	23.5%

5% Stockholders:
BlackRock, Inc. (8) 55 East 52nd Street New York, NY 10022	1,734,100	7.5%
Harbert Special Opportunity Fund, LP (9) 2100 Third Avenue North Suite 600 Birmingham, AL 35203	1,348,384	5.8%
The Vanguard Group (10) 100 Vanguard Blvd. Malvern, PA 19355	1,298,675	5.6%

* Less than 1%.

(1)	The address of each beneficial owner listed is 712 Fifth Avenue, 9th Floor, New York, New York 10019.

(2)

Numbers and percentages in the table are based on 23,063,119 shares of Class A common stock outstanding, 76,603 shares of Class C common stock outstanding, 6,386,841 units of limited partnership interest in our Operating Partnership (“OP Units”) outstanding and 920,228 vested long-term incentive plan units of the Operating Partnership (“LTIP Units”) outstanding, in each case as of February 13, 2019, for a total of 30,446,791 shares of Class A common stock, Class C common stock, OP Units and vested LTIP Units outstanding. Numbers and percentages in the table exclude an additional 1,419,493 unvested LTIP Units outstanding as of February 13, 2019 as set forth in footnotes 3 and 4 below.

(3)

Percent of common stock for each executive officer and director is calculated using the combined total of all shares of Class A common stock, Class C common stock, OP Units and vested LTIP Units owned by each such individual, as each is an equivalent unit of ownership, relative to the total of 30,446,791 shares of Class A common stock and Class C common stock, OP Units, and vested LTIP Units outstanding as of February 13, 2019 (comprised of 23,063,119 shares of Class A common stock outstanding, 76,603 shares of Class C common stock outstanding, 6,386,841 OP Units outstanding, and 920,228 vested LTIP Units outstanding).  Further, the number of vested LTIP Units owned by each of the following executive officers and directors include the indicated number of LTIP Units that, though vested, may not yet have achieved capital account equivalency with the OP Units held by the Company (at which time such LTIP Units may convert to OP Units and may then be settled in shares of Class A Common Stock): (a) 188,792 vested LTIP Units owned by Mr. Kamfar; (b) 31,584 vested LTIP Units owned by Mr. Ruddy; (c) 31,584 vested LTIP Units owned by Mr. Babb; (d) 30,647 vested LTIP Units owned by Mr. MacDonald; (e) 11,510 vested LTIP Units owned by Mr. Vohs; (f) 31,584 vested LTIP Units owned by Mr. Konig; (g) 13,099 vested LTIP Units owned by Mr. Bailey; (h) 10,001 vested LTIP Units owned by Ms. Harrison; (i) 13,099 vested LTIP Units owned by Mr. Majumder; and (j) 13,099 vested LTIP Units owned by Mr. Tio.

(4)	10,148 shares of Class A Common Stock, 4,000,437 OP Units and 870,286 LTIP Units reflected in the totals are pledged as security in connection with third party loans.

(5)	Totals do not include 515,033 remaining unvested LTIP Units issued to Mr. Kamfar pursuant to his Executive Agreement, which will vest and become nonforfeitable in accordance with the vesting periods (and any applicable performance criteria and targets) of each award, subject to continued employment and other conditions.

(6)	Totals do not include the following remaining unvested LTIP Units issued to each such Executive Officer pursuant to the Executive Agreement: (a) 209,931 unvested LTIP Units issued to Mr. Ruddy; (b) 209,931 unvested LTIP Units issued to Mr. Babb; (c) 204,444 unvested LTIP Units issued to Mr. MacDonald; (d) 70,223 unvested LTIP Units issued to Mr. Vohs; and (e) 209,931 unvested LTIP Units issued to Mr. Konig. The remaining unvested LTIP Units attributable to each such Executive Officer will vest and become nonforfeitable in accordance with the vesting periods (and any applicable performance criteria and targets) of each award, subject to continued employment and other conditions.

(7)	472,296 OP Units reflected in total are pledged as security in connection with a third party loan.

(8)	Based on the Schedule 13G/A filed with the SEC on February 4, 2019. This report includes holdings of various subsidiaries of BlackRock, Inc.

(9)

Based on the Schedule 13D filed with the SEC on October 29, 2018. This report is a joint filing of (i) Harbert Special Opportunity Fund, LP, (ii) Harbert Special Opportunity Fund GP, LLC, (iii) Harbert Fund Advisors, Inc., (iv) Harbert Management Corporation, (v) Jack Bryant, (vi) Todd N. Jordan, and (vii) Raymond Harbert.

(10)	Based on Schedule 13G filed with the SEC on February 11, 2019. This report includes holdings of various subsidiaries of the Vanguard Group, Inc.

Equity Compensation Plans

Incentive Plans

The Company’s incentive plans were originally adopted by our Board on December 16, 2013, and approved by our stockholders on January 23, 2014, as the 2014 Equity Incentive Plan for Individuals (the “2014 Individuals Plan”) and the 2014 Equity Incentive Plan for Entities (the “2014 Entities Plan,” and together with the 2014 Individuals Plan, the “2014 Incentive Plans”). The 2014 Incentive Plans were subsequently amended and restated by the Amended and Restated 2014 Equity Incentive Plan for Individuals (the “Amended 2014 Individuals Plan”), and the Amended and Restated 2014 Equity Incentive Plan for Entities (the “Amended 2014 Entities Plan,” and together with the Amended 2014 Individuals Plan, the “Amended 2014 Incentive Plans”) as adopted by our Board on April 7, 2015 and approved by our stockholders on May 28, 2015. On August 3, 2017 and October 18, 2017, our Board adopted, and on October 26, 2017 our stockholders approved, the second amendment and restatement of the 2014 Individuals Plan (the “Second Amended 2014 Individuals Plan”) and the 2014 Entities Plan (the “Second Amended 2014 Entities Plan,” and together with the Second Amended 2014 Individuals Plan, the “Second Amended 2014 Incentive Plans”), which superseded and replaced in their entirety the Amended 2014 Incentive Plans.

On August 9, 2018, our Board adopted, and on September 28, 2018 our stockholders approved, the third amendment and restatement of the Second Amended 2014 Individuals Plan (the “Third Amended 2014 Individuals Plan”) and the Second Amended 2014 Entities Plan (the “Third Amended 2014 Entities Plan,” and together with the Third Amended 2014 Individuals Plan, the “Third Amended 2014 Incentive Plans,” and together with the Second Amended 2014 Incentive Plans, the “Incentive Plans), which superseded and replaced in their entirety the Second Amended 2014 Incentive Plans Under the Third Amended 2014 Incentive Plans, we have reserved and authorized an aggregate number of 2,250,000 shares of our common stock for issuance. As of February 6, 2019, 1,648,639 shares were available for future issuance.

The purpose of the Third Amended 2014 Incentive Plans is to attract and retain independent directors, executive officers and other key employees, including officers and employees of our Operating Partnership and their affiliates, and other service providers. The Third Amended 2014 Incentive Plans provide for the grant of options to purchase shares of our common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards.

Administration of the Third Amended 2014 Incentive Plans

The Third Amended 2014 Incentive Plans are administered by the compensation committee of our Board, except that the Third Amended 2014 Incentive Plans will be administered by our Board with respect to awards made to directors who are not employees. This summary uses the term “administrator” to refer to the compensation committee or our Board, as applicable. The administrator will approve who will receive grants under the Third Amended 2014 Incentive Plans, determine the type of award that will be granted and will specify the number of shares of our Class A Common Stock subject to each grant.

Eligibility

Employees and officers of our Company and our affiliates (including employees of our Operating Partnership) and members of our Board are eligible to receive grants under the Third Amended 2014 Individuals Plan. In addition, individuals who provide significant services to us or an affiliate, including individuals who provide services to us or an affiliate by virtue of employment with, or providing services to, our Operating Partnership may receive grants under the Third Amended 2014 Individuals Plan.

Entities that provide significant services to us or our affiliates, including our Operating Partnership, may receive grants under the Third Amended 2014 Entities Plan in the discretion of the administrator.

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our Third Amended 2014 Incentive Plans, as of December 31, 2018.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	-	-	2,166,037
Equity compensation plans not approved by security holders	-	-	-
Total	-	-	2,166,037

Item 13.	Certain Relationships and Related Transactions and Director Independence

Director Independence

A majority of the members of our Board, and all of the members of the audit committee, are “independent.” One of our current directors, Ramin Kamfar, is affiliated with us and we do not consider Mr. Kamfar to be an independent director. Our other current directors, Brian D. Bailey, Elizabeth Harrison, I. Bobby Majumder and Romano Tio, qualify as “independent directors” as defined under the rules of the New York Stock Exchange American. Messrs. Majumder and Tio each serve as an independent director of the Board of Directors of Bluerock Total Income + Real Estate Fund, an affiliate of our former Manager (“TIPRX”). Serving as a director of, or having an ownership interest in, another program sponsored by Bluerock will not, by itself, preclude independent director status. The Board has determined that Messrs. Bailey, Majumder and Tio and Mrs. Harrison each satisfy the independence criteria. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such other entities except for compensation directly related to service as a director of us or TIPRX. Therefore, we believe that all of these directors are independent directors.

Certain Transactions with Related Persons

Related Person Transaction Policy

Our Board has adopted a written related person transaction policy. The purpose of this policy is to describe the procedures used to identify, review and approve any existing or proposed transaction, arrangement, relationship (or series of similar transactions, arrangements or relationships) in which (a) we, our Operating Partnership or any of our subsidiaries were, are or will be a participant, (b) the aggregate amount involved exceeds $120,000, and (c) a related person has or will have a direct or indirect interest. For purposes of this policy, a related person is (i) any person who is, or at any time since the beginning of the current fiscal year was, a director, director nominee, or executive officer of the Company, (ii) any beneficial owner of more than 5% of our stock, or (iii) any immediate family member of any of the foregoing persons.

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

Affiliate Transactions

As described further below, we have entered into agreements with certain affiliates pursuant to which they will provide services to us.  Our independent directors have reviewed the material transactions between our affiliates and us since the beginning of 2018.  Set forth below is a description of such transactions and the independent directors’ determination of their fairness.

Administrative Services Agreement

In connection with the closing of the Internalization, the Company, the Operating Partnership, and Bluerock TRS Holdings, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Operating Partnership (the “the OP Sub”), and Manager Sub (collectively, the “Company Parties,” and each, a “Company Party”) entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with Bluerock and its affiliate, Bluerock Real Estate Holdings, LLC (together “Bluerock”). Pursuant to the Administrative Services Agreement, Bluerock provides the Company with certain human resources, investor relations, marketing, legal and other administrative services (the “Services”) to facilitate a smooth transition in the Company’s management of its operations and enable the Company to benefit from operational efficiencies created by access to such services following closing, to give the Company time to develop such services in-house or to hire other third-party service providers for such services. The Services are provided on an at-cost basis, generally allocated based on the use of such Services for the benefit of the Company’s business, and are invoiced on a quarterly basis. In addition, the Administrative Services Agreement permits, from time to time, certain employees of the Company to provide or cause to be provided services to Bluerock, on an at-cost basis, generally allocated based on the use of such services for the benefit of the business of Bluerock and invoiced on a quarterly basis, and otherwise subject to the terms of the Services provided by Bluerock to the Company under the Administrative Services Agreement. Payment by the Company of invoices and other amounts payable under the Administrative Services Agreement will be made in cash or, in the sole discretion of the Board, in the form of fully-vested LTIP Units.

The initial term of the Administrative Services Agreement was one year from October 31, 2017, subject to the Company’s right to renew it for successive one-year terms upon sixty (60) days written notice prior to expiration. The initial term of the Administrative Services Agreement expired on October 31, 2018. On August 6, 2018, the Company delivered written notice to Bluerock of the Company’s intention to renew the Administrative Services Agreement for an additional one-year term, to expire on October 31, 2019. The Administrative Services Agreement automatically terminates (i) upon termination by the Company of all Services, or (ii) in the event of non-renewal by the Company. Any Company Party can also be able to terminate the Administrative Services Agreement with respect to any individual Service upon written notice to the applicable Bluerock entity, in which case the specified Service will discontinue as of the date stated in such notice, which date must be at least ninety (90) days from the date of such notice. Further, either Bluerock entity can terminate the Administrative Services Agreement at any time upon the occurrence of a “Change of Control Event” (as defined therein) upon at least one hundred eighty (180) days prior written notice to the Company.

In the event of (i) the failure by any Company Party to pay for Services as required under the Administrative Services Agreement, (ii) any material default by either Bluerock entity in the due performance or observance of any term or agreement in the Administrative Services Agreement, or (iii) the adjudication of any party as insolvent and/or bankrupt, or the appointment of a receiver or trustee for any party or its property, or the approval of a petition for reorganization or arrangement under any bankruptcy or insolvency Law, or the filing by any party of a voluntary petition in bankruptcy, or the consent by any party to the appointment of a receiver or trustee (in each such case, the “Defaulting Party”), then the non-Defaulting Party shall have the right, at its sole discretion, (A) in the case of a default under clause (iii), to immediately terminate the applicable Service(s) and/or the Administrative Services Agreement and its participation with the Defaulting Party thereunder; and (B) in the case of a default under clause (i) or (ii), to terminate the applicable Service(s) and/or the Administrative Services Agreement and its participation with the Defaulting Party thereunder if the Defaulting Party has failed to (x) cure the default within thirty (30) days after receiving written notice of such default, or (y) take substantial steps towards and diligently pursue the curing of the default. The Company Parties have each agreed that in the event of the termination of the Administrative Services Agreement or of a Service thereunder, the obligation of Bluerock to provide the terminated Services, or to cause the terminated Services to be provided, shall immediately cease.

Pursuant to the Administrative Services Agreement, Bluerock is responsible for the payment of all employee benefits and any other direct and indirect compensation for the employees of Bluerock (or their affiliates or permitted subcontractors) assigned to perform the Services, as well as such employees’ worker’s compensation insurance, employment taxes, and other applicable employer liabilities relating to such employees.

The amounts paid or payable to Bluerock for the year ended December 31, 2018 are as reflected in the following table (amounts in thousands):

	Approximate Dollar Value of Mr. Kamfar’s Interest In Company Incurred Amounts	Year Ended December 31, 2018
Expense Reimbursements	$2,162	$2,162
Offering expense reimbursements	1,314	1,314

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

Pursuant to the Stockholders Agreement, the Contributors have agreed to limit certain of their voting rights with respect to the Class C Common Stock. If, as of the record date for determining the stockholders of the Company entitled to vote at any annual or special meeting of the stockholders of the Company or for determining the stockholders of the Company entitled to consent to any corporate action by written consent, the holders of the Class C Common Stock own shares of Class C Common Stock (the “Subject Shares”) representing in the aggregate more than 9.9% of the voting rights of the then-outstanding shares of capital stock of the Company that have voting rights on the matters being voted upon at such meeting (such number of Subject Shares representing in the aggregate more than 9.9% of the voting rights of the then-outstanding shares of capital stock of the Company with voting rights being referred to as the “Excess Shares”), then at each such meeting or in each such action by written consent the holders of the Subject Shares will vote or furnish a written consent in respect of the Excess Shares, or cause the Excess Shares to be voted or consented, in each case, in such manner as directed by a majority of the members of our Board. All Subject Shares other than the Excess Shares may be voted for or against any matter in the Class C Common Stock Holder’s sole and absolute discretion.

Premises Agreements

In connection with the closing of the Internalization, Bluerock and the former Manager entered into a use and occupancy agreement (the “NY Agreement”) for certain corporate space located in New York, NY (the “NY Premises”) and for certain space located in Southfield, MI (the “MI Premises,” and together with the NY Premises, the “Premises”). On December 1, 2017, Bluerock and Manager Sub entered into sublease for the MI Premises (“MI Sublease,” and together with the NY Agreement, the “Premises Agreements”). Pursuant to the Premises Agreements, collectively, Bluerock permits the Manager Sub and certain of its subsidiaries and/or affiliates to share occupancy of the Premises.

Dealer Manager Agreement for Series B Preferred Stock Offering

In conjunction with the offering of the Series B Preferred Stock, we entered into a dealer manager agreement (the “Series B Dealer Manager Agreement”) with Bluerock Capital Markets, LLC (“Bluerock Capital Markets”), our affiliate, pursuant to which it assumed dealer manager responsibilities for our Series B Preferred Stock Offering. Pursuant to the Series B Dealer Manager Agreement, Bluerock Capital Markets will receive up to 7.0% and 3.0% of the gross offering proceeds from the offering as selling commissions and dealer manager fees, respectively. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurs costs in excess of the 10%, which costs are borne by the dealer manager without reimbursement by the Company.

Summary of Fees and Reimbursements to Dealer Manager

Summarized below are the fees earned and expenses reimbursable to Bluerock Capital Markets, our affiliated dealer manager, and any related amounts payable for the year ended December 31, 2018 (amounts in thousands):

	Approximate Dollar Value of Mr. Kamfar’s Interest In REIT Incurred Amounts	Incurred for the Year Ended December 31, 2018
Type of Compensation
Selling Commissions	$8,651	$8,651
Dealer Manager Fees	3,708	3,708
Total:	$12,359	$12,359

The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers, and incurs costs in excess of the 10%, which costs are borne by the dealer manager bearing the loss from the excess above the 10% without reimbursement by the Company.

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

Arlo Interests, formerly known as West Morehead

On January 6, 2016, through BRG Morehead NC, LLC (“BRG Arlo”), a wholly-owned subsidiary of the Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an unaffiliated third party (the “Arlo JV”), to develop a 286-unit, Class A apartment community located in Charlotte, North Carolina known as Arlo.  The Company has a 0.5% common equity interest in BR Morehead JV Member, LLC, at December 31, 2018.

On December 29, 2016, the Company, through BRG Arlo, provided a $21.3 million mezzanine loan (the “BRG Arlo Mezz Loan”) to BR Morehead JV Member, LLC (“Arlo JV Member”), an affiliate of the former Manager. The BRG Arlo Mezz Loan is secured by Arlo JV Member’s approximate 95.0% interest in the Arlo JV, which is developing Arlo. On January 5, 2017, the Company increased the amount of the BRG Arlo Mezz Loan to approximately $24.6 million. The BRG Arlo Mezz Loan matures on the earlier of January 5, 2020, or the maturity date of the Arlo Construction Loan, as defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Arlo Mezz Loan can be prepaid without penalty. The Company has the right to exercise an option to purchase, at the greater of a 25 basis point discount to fair market value or 15% internal rate of return for Fund II, up to a 100% common membership interest in Arlo JV Member (the mezzanine borrower), which is 99.5% owned by Fund II and which currently holds an approximate 95.0% interest in the Arlo JV and in the Arlo property, subject to certain promote rights of our unaffiliated development partner.

In conjunction with the Arlo development, on December 29, 2016, the Arlo property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $34.5 million construction loan (“the Arlo Construction Loan”) with an unaffiliated party, of which approximately $29.1 million is outstanding at December 31, 2018, and which is secured by the Arlo property. The Arlo Construction Loan matures on December 29, 2019, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The Arlo Construction Loan bears interest on a floating basis on the amount drawn based on LIBOR plus 3.75%, subject to a minimum of 4.25%. Regular monthly payments are interest-only until September 2019, with further payments based on twenty-five-year amortization. The Arlo Construction Loan can be prepaid without penalty.

In addition, on December 29, 2016, the Arlo property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $7.3 million mezzanine loan with an unaffiliated party, of which $7.3 million is outstanding at December 31, 2018, and which is secured by membership interest in the joint venture developing the Arlo property. The loan matures on December 29, 2019, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio, extension of the Arlo Construction Loan and payment of an extension fee. The loan bears interest on a fixed rate of 11.5%. Regular monthly payments are interest-only. The loan can be prepaid prior to maturity provided the lender receives a cumulative return of 30% of its loan amount including all principal and interest paid.

Cade Boca Raton Interests, formerly known as APOK Townhomes

On September 1, 2016, through BRG Boca, LLC (“BRG Boca”), a wholly-owned subsidiary of its Operating Partnership, the Company made an investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an unaffiliated third party (the “Boca JV”), to develop a 90-unit, Class A apartment community located in Boca Raton, Florida known as Cade Boca Raton. On January 6, 2017, (i) Fund II substantially redeemed the common equity investment held by BRG Boca in BR Boca JV Member, LLC (“BRG Boca JV Member”), an affiliate of the former Manager, for $7.3 million and (ii) BRG Boca maintained a 0.5% common interest in BR Boca JV Member.

On January 6, 2017, the Company, through BRG Boca, provided a $11.2 million mezzanine loan (the “BRG Boca Mezz Loan”) to BRG Boca JV Member. The BRG Boca Mezz Loan is secured by BR Boca JV Member’s approximate 90.0% interest in the Boca JV which is developing Cade Boca Raton. The BRG Boca Mezz Loan matures on the earlier of January 6, 2020, or the maturity of the Boca Construction Loan, defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Boca Mezz Loan can be prepaid without penalty. The Company has the right to exercise an option to purchase, at the greater of a 25 basis point discount to fair market value or 15% internal rate of return for Fund II, up to a 100% common membership interest in BR Boca JV Member (the mezzanine borrower), which is 99.5% owned by Fund II and which currently holds an approximate 90.0% interest in the Boca JV and in the Cade Boca Raton property, subject to certain promote rights of our unaffiliated development partner.

In conjunction with the Cade Boca Raton development, on December 29, 2016, the Cade Boca Raton property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $18.7 million construction loan (the “Boca Construction Loan”) with an unaffiliated party, of which $16.9 million is outstanding at December 31, 2018, which is secured by the Cade Boca Raton property. The Boca Construction Loan matures on June 29, 2019, and contains two one-year extension options, subject to certain conditions including a debt service coverage, stabilized occupancy and payment of an extension fee. The Boca Construction Loan requires interest-only payments at prime plus 0.625%, subject to a floor of 4.125%, and can be prepaid without penalty. As the current loan matures on June 29, 2019, the Cade Boca Raton property owner is engaged in discussions to refinance the loan.

On November 9, 2018, the Company, through BRG Boca, and on behalf of Fund II, funded a capital call of $0.5 million by increasing its mezzanine loan to BR Boca JV Member. In exchange for contributing Fund II’s share of the total $0.5 million capital call, the Company received an additional 2.5 basis point discount purchase option and has the right to exercise an option to purchase, at the greater of a 27.5 basis point discount to fair market value or 15% internal rate of return for Fund II, up to a 100% common membership interest in BR Boca JV Member.

Domain at the One Forty Interests, formerly known as Domain Phase I

On November 20, 2015, through a wholly-owned subsidiary of the Operating Partnership, BRG Domain Phase 1, LLC (“BRG Domain 1”), the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an unaffiliated third party (the “Domain 1 JV”), to develop a 299-unit, Class A apartment community located in Garland, Texas known as Domain at the One Forty. On March 3, 2017, (i) Fund II substantially redeemed the preferred equity investment held by BRG Domain 1 in BR Member Domain Phase I, LLC (“BR Domain 1 JV Member), an affiliate of the former Manager, for $7.1 million and (ii) BRG Domain 1 maintained a 0.5% common interest in BR Domain 1 JV Member.

On March 3, 2017, the Company, through BRG Domain 1, also provided a $20.3 million mezzanine loan (the “BRG Domain 1 Mezz Loan”) to BR Domain I JV Member. The BRG Domain 1 Mezz Loan is secured by BR Domain 1 JV Member’s approximate 95.0% interest in the Domain I JV which is developing Domain at the One Forty. The BRG Domain Phase 1 Mezz Loan matures on the earlier of March 3, 2020, or the maturity of the Domain 1 Construction Loan, defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Domain 1 Mezz Loan can be prepaid without penalty. The Company has the right to exercise an option to purchase, at the greater of a 25 basis point discount to fair market value or 15% internal rate of return for Fund II, up to a 100% common membership interest in BR Domain 1 JV Member (the mezzanine borrower), which is 99.5% owned by Fund II and which currently holds an approximate 95.0% interest in the Domain 1 JV and in the Domain 1 property, subject to certain promote rights of our unaffiliated development partner.

In conjunction with the Domain 1 development, on March 3, 2017, the Domain 1 property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $30.3 million construction loan (the “Domain 1 Construction Loan”) with an unaffiliated party, of which $26.3 million is outstanding at December 31, 2018, and which is secured by the Domain 1 property. The Domain 1 Construction Loan matures on March 3, 2020, and contains two one-year extension options, subject to certain conditions including construction completion, a debt service coverage, loan to value ratio and payment of an extension fee. The Domain 1 Construction Loan bears interest on a floating basis on the amount drawn based on LIBOR plus 3.25%. Regular monthly payments are interest-only until March 2020, with further payments based on thirty-year amortization. The Domain 1 Construction Loan can be prepaid without penalty.

In addition, on March 3, 2017, the Domain 1 property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $6.4 million mezzanine loan with an unaffiliated party, of which $6.4 million is outstanding at December 31, 2018, and which is secured by membership interest in the joint venture developing the Domain 1 property. The loan matures on March 3, 2020, and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio, extension of the Domain 1 Construction Loan and payment of an extension fee. The loan bears interest on a fixed rate of 12.5%, with 9.5% paid currently. Regular monthly payments are interest-only. The loan can be prepaid prior to maturity provided the lender receives a minimum profit and 1% exit fee.

Novel Perimeter Mezzanine Financing, formerly known as Crescent Perimeter

On December 12, 2016, through BRG Perimeter, LLC (“BRG Perimeter”), a wholly-owned subsidiary of the Operating Partnership, the Company made a common equity investment of approximately $15.2 million to obtain an approximately 60% interest in a multi-tiered joint venture structure along with Fund III, an affiliate of the former Manager, and an unaffiliated third party (the “Novel Perimeter JV”), to acquire a tract of real property located in Atlanta, Georgia for the development of a 320-unit, Class A apartment community known as Novel Perimeter. The acquisition was accounted for as an asset acquisition.

On December 12, 2016, the Novel Perimeter property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $44.7 million construction loan (the “Novel Perimeter Construction Loan”) with an unaffiliated party, of which $39.2 million is outstanding at December 31, 2018, and which is secured by the Novel Perimeter development. The Novel Perimeter Construction Loan matures December 12, 2020, with a one-year extension option subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The Novel Perimeter Construction Loan bears interest at a rate of LIBOR plus 3.00%, with interest only payments until December 12, 2020 and future payments based on 30-year amortization. The Novel Perimeter Construction Loan can be prepaid without penalty.

On December 29, 2017, (i) Fund III substantially redeemed the common equity investment held by BRG Perimeter in BR Perimeter JV Member, LLC (“BR Perimeter JV Member), an affiliate of the former Manager, for $15.3 million, and (ii) BRG Perimeter maintained a 0.5% common interest in BR Perimeter JV Member.

On December 29, 2017, the Company, through BRG Perimeter, provided a $20.6 million mezzanine loan (the “BRG Perimeter Mezz Loan”) to BR Perimeter JV Member. The BRG Perimeter Mezz Loan is secured by BR Perimeter JV Member’s approximate 60.0% interest in Novel Perimeter JV, which is developing Novel Perimeter. The BRG Perimeter Mezz Loan matures on the later of December 29, 2021, or the maturity date of the Novel Perimeter Construction Loan, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Perimeter Mezz Loan can be prepaid without penalty

Vickers Historic Roswell, formerly known as Vickers Village

On December 22, 2016, through BRG Vickers Roswell, LLC (“BRG Vickers”), a wholly-owned subsidiary of the Operating Partnership, the Company made a common equity investment of approximately $8.5 million to obtain an approximately 80% interest in a multi-tiered joint venture structure along with Fund III, an affiliate of the former Manager, and an unaffiliated third party (the “Vickers JV”), for the development of a 79-unit, Class A apartment community known as Vickers Historic Roswell in the Roswell submarket of Atlanta, Georgia. The acquisition was accounted for as an asset acquisition.

On December 22, 2016, the Vickers Historic Roswell property owner, which is owned by an entity in which the Company owns an indirect interest, entered into an $18.0 million construction loan (the “Vickers Construction Loan”) with an unaffiliated party, of which $17.4 million is outstanding at December 31, 2018, and which is secured by the Vickers Historic Roswell development. The Vickers Construction Loan matures December 1, 2020 and bears interest at a rate of LIBOR plus 3.00%, with interest only payments until December 1, 2018 and future payments based on 25-year amortization. The Vickers Construction Loan can be prepaid without penalty.

On December 29, 2017, (i) Fund III substantially redeemed the common equity investment held by BRG Vickers in BR Vickers Roswell JV Member, LLC (“BR Vickers JV Member”), an affiliate of the former Manager, for $8.7 million, and (ii) BRG Vickers maintained a 0.5% common interest in BR Vickers JV Member.

On December 29, 2017, the Company, through BRG Vickers, an indirect subsidiary, provided a $9.8 million mezzanine loan (the “BRG Vickers Mezz Loan”) to BR Vickers JV Member. The BRG Vickers Mezz Loan is secured by BR Vickers JV Member’s approximate 80.0% interest in the Vickers JV, which is developing Vickers Historic Roswell. The BRG Vickers Mezz Loan matures on the latest of December 29, 2020, or the maturity date of the Vickers Construction Loan, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Vickers Mezz Loan can be prepaid without penalty.

On August 13, 2018, the Company, through BRG Vickers, and on behalf of Fund III, funded a capital call of $0.3 million by increasing its mezzanine loan to BR Vickers JV Member, which is 99.5% owned by Fund III and which currently holds an approximate 80.0% interest in the Vickers JV. In exchange for contributing Fund III’s share of the total $0.3 million capital call, the Company received the right to exercise an option to purchase, at the greater of a 10 basis point discount to fair market value or 15% internal rate of return for Fund III, up to a 100% common membership interest in BR Vickers JV Member.

On November 9, 2018, the Company, through BRG Vickers, and on behalf of Fund III, funded a capital call of $0.3 million by increasing its mezzanine loan to BR Vickers JV Member. In exchange for contributing Fund III’s share of the total $0.3 million capital call, the Company received an additional 2.5 basis point discount purchase option and has the right to exercise an option to purchase, at the greater of a 12.5 basis point discount to fair market value or 15% internal rate of return for Fund III, up to a 100% common membership interest in BR Vickers JV Member.

On February 25, 2019, the Company’s audit committee authorized and approved a proposal for the Company, through BRG Vickers, and on behalf of Fund III, to fund a capital call of $1.2 million by increasing its mezzanine loan to BR Vickers JV Member. In exchange for contributing Fund III’s share of the total $1.2 million capital call, the Company will receive an additional 5.0 basis point discount purchase option and will have the right to exercise an option to purchase, at the greater of a 17.5 basis point discount to fair market value or 15% internal rate of return for Fund III, up to a 100% common membership interest in BR Vickers JV Member.

Flagler Village Interests

On December 18, 2015, the Company, through BRG Flagler Village, LLC (“BRG Flagler”), a wholly-owned subsidiary of the Operating Partnership, made an investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an unaffiliated third party (the “Flagler JV”), to develop an approximately 385-unit, Class A apartment community located in Ft. Lauderdale, Florida known as Flagler Village. On December 29, 2017, (i) Fund II substantially redeemed the equity investment held by BRG Flagler in BR Flagler JV Member, LLC (“BR Flagler JV Member”), an affiliate of the former Manager, for $26.3 million, and (ii) BRG Flagler maintained a 0.5% common interest in BR Flagler JV Member.

On December 29, 2017, the Company, through BRG Flagler, an indirect subsidiary, provided a $53.6 million mezzanine loan (the “BRG Flagler Mezz Loan”) to BR Flagler JV Member. The BRG Flagler Mezz Loan is secured by BR Flagler JV Member’s approximate 100.0% interest in the Flagler JV, which is developing Flagler Village. The BRG Flagler Mezz Loan had a maturity date of December 29, 2022 and bore interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Flagler Mezz Loan can be prepaid without penalty.

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

On March 28, 2018, the Flagler Village property owner, which is owned by an entity in which the Company owns an indirect interest, entered into an approximately $70.4 million construction loan (the “Flagler Construction Loan”) with an unaffiliated party, of which $1,042 is outstanding at December 31, 2018, and which is secured by the Flagler Village development. The Flagler Construction Loan matures March 28, 2022 and contains a one-year extension option subject to certain conditions including a debt service coverage, loan to value ratio, certificate of occupancy and payment of an extension fee. The Flagler Construction Loan bears interest at the greater of 5.0% or a rate of LIBOR plus 3.85%, with interest only payments until March 28, 2022 and future payments after extension based on thirty-year amortization. The Flagler Construction Loan can be prepaid subject to payment of a make-whole premium and exit fee.

Alexan CityCentre Interests

On July 1, 2014, through BRG T&C BLVD Houston, LLC, a wholly-owned subsidiary of the Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with BGF, Fund II and Fund III, affiliates of the former Manager, and an unaffiliated third party, to develop a 340-unit, Class A apartment community located in Houston, Texas known as Alexan CityCentre. The Company has made a commitment to invest in $11.2 million of preferred equity interests in BR T&C BLVD JV Member, LLC, all of which has been funded as of December 31, 2018 (of which, $6.5 million and $4.7 million earns a 15% and 20% preferred return, respectively).

On June 7, 2016, the Alexan CityCentre property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a loan modification agreement to amend the terms of its construction loan financing the construction and development of the Alexan CityCentre property (the “Alexan Development”). The maximum principal amount available to the borrower under the terms of the modified loan is $55.1 million of which approximately $55.1 million is outstanding at December 31, 2018. The maturity date is January 1, 2020, subject to a single one-year extension exercisable at the option of the borrower. The interest rate on the loan is a variable per annum rate equal to the prime rate plus 0.5%, or LIBOR plus 3.00%, at the borrower’s option. The loan requires monthly interest payments until the maturity date, after which $60,000 monthly payments of principal will be required in addition to payment of accrued interest during the maturity extension period. Certain unaffiliated third parties agreed to guaranty the completion of the development of the Alexan Development and provided partial guaranties of the borrower’s principal and interest obligations under the loan.

The Company had the right, in its sole discretion, to convert its preferred membership interest into a common membership interest for a period of six months from the date upon which 70% of the units in Alexan CityCentre had been leased and occupied. The six-month period during which the Company had the right to convert commenced on January 21, 2018, the date on which the Alexan Development achieved 70% leased and occupied units. The Company did not elect to convert into a common membership and its option to convert expired on July 21, 2018.

Alexan Southside Place Interests

On January 12, 2015, through BRG Southside, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture, along with Fund II and Fund III, affiliates of the former Manager, and an unaffiliated third party, to develop a 270-unit, Class A apartment community located in Houston, Texas known as Alexan Southside Place. Alexan Southside Place will be developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC (“BR Bellaire BLVD”), as tenant under an 85-year ground lease. The Company has made a commitment to invest in $22.8 million of preferred equity interests in BRG Southside, LLC, all of which has been funded as of December 31, 2018.

In conjunction with the Alexan Southside development, on April 7, 2015, BR Bellaire BLVD, which is owned by an entity in which the Company owns an indirect interest, entered into a $31.8 million construction loan, of which $31.7 million is outstanding at December 31, 2018, which is secured by its interest in the Alexan Southside Place property. The loan matures on April 7, 2019, and contains a one-year extension option, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on the base rate plus 1.25% or LIBOR plus 2.25%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan can be prepaid without penalty. As the current loan matures on April 7, 2019, BR Bellaire BLVD is engaged in discussions to refinance the construction loan.

On November 9, 2018, the Company, through BRG Southside, LLC, entered into an amended agreement with Fund II and Fund III (together “the Funds”) that reduced the Company’s preferred return in exchange for certain grants made by the Funds. The Company’s previous preferred return of 15% per annum was reduced as follows: (i) 6.5% per annum effective November 9, 2018 through the end of calendar year 2019, (ii) 5.0% per annum for the calendar year 2020, and (iii) 3.5% per annum for the calendar year 2021 and thereafter. The Funds agreed to (i) grant the Company a right to compel a sale of the project beginning November 1, 2021 and (ii) grant the Company a 50.0% participation in any profits achieved in a sale after the Company receives its full preferred return and repayment of principal, and the Funds receive full return of their capital contributions. The Funds are obligated to fund their prorata share of future capital calls, absent a default event. If a default event shall occur and is continuing at the time of a sale, BRG Southside, LLC would be entitled to 100% of the profits after the Funds receive full return of their capital contributions. Additionally, the Company agreed to extend the mandatory redemption date of its preferred equity to be reflective of any changes in the loan maturity date as a result of refinancing.

Helios Interests

On May 29, 2015, through BRG Cheshire, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund III, an affiliate of the former Manager, and an unaffiliated third party, to develop a 282-unit, Class A apartment community located in Atlanta, Georgia known as Helios. The Company has made a commitment to invest in $19.2 million of preferred equity interests in BRG Cheshire, LLC, all of which has been funded as of December 31, 2018.

In conjunction with the Helios development, on December 16, 2015, the Helios property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $38.1 million construction loan. The construction loan was secured by the fee simple interest in the Helios property with an original maturity date of December 16, 2018. In November, the loan was modified to extend the maturity date to February 16, 2019. On December 28, 2018, the Helios property owner refinanced the construction loan and entered into a $39.5 million senior mortgage loan (“senior loan”), which is secured by the Helios property, and paid off the previous construction loan of $38.1 million. The Helios property owner accounted for the refinancing as an extinguishment of debt. The senior loan matures on January 1, 2029 and bears interest at a floating basis of LIBOR plus 1.75%, with interest only payments through January 2023, and then monthly payments based on thirty-year amortization. On or after September 29, 2028, the loan may be prepaid without prepayment fee or yield maintenance.

On November 9, 2018, the Company, through BRG Cheshire, LLC, entered into an amended agreement with Fund III that reduced the Company’s preferred return in exchange for certain grants made by Fund III. The Company’s previous preferred return of 15% per annum was reduced as follows: (i) 7.0% per annum effective November 9, 2018 through the end of calendar year 2019, (ii) 6.0% per annum for the calendar year 2020, and (iii) 4.5% per annum for the calendar year 2021 and thereafter. Fund III agreed to (i) grant the Company a right to compel a sale of the project beginning November 1, 2021 and (ii) grant the Company a 50.0% participation in any profits achieved in a sale after the Company receives its full preferred return and repayment of principal, and Fund III receives full return of its capital contribution. Fund III is obligated to fund its prorata share of future capital calls, absent a default event. If a default event shall occur and is continuing at the time of a sale, BRG Cheshire, LLC would be entitled 100% of the profits after Fund III receives full return of its capital contribution. Additionally, the Company agreed to extend the mandatory redemption date of its preferred equity to be reflective of any changes in the loan maturity date as a result of refinancing.

Leigh House Interests, formerly known as Lake Boone Trail

On December 18, 2015, through BRG Lake Boone, LLC, a wholly-owned subsidiary of the Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an unaffiliated third party, to develop a 245-unit, Class A apartment community located in Raleigh, North Carolina known as Leigh House. The Company has the right, in its sole discretion, to convert its preferred membership interest into a common membership interest for a period of six months from the date upon which 70% of the units in Leigh House have been leased and occupied. The Company has made a commitment to invest in $13.3 million of preferred equity interests in BR Lake Boone, LLC, all of which has been funded at December 31, 2018 (of which, $11.9 million and $1.4 million earns a 15% and 20% preferred return, respectively).

In conjunction with the Leigh House development, on June 23, 2016, the Leigh House property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $25.2 million construction loan which is secured by the fee simple interest in the Leigh House property, of which $24.8 million is outstanding as of December 31, 2018. The loan matures on December 23, 2019, and contains one extension option for one year to five years, subject to certain conditions including construction completion, a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.65%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on a thirty-year amortization. The loan can be prepaid without penalty.

The six-month period during which the Company has the right to convert its preferred membership interest into a common membership interest commenced on August 9, 2018, the date on which Leigh House achieved 70% leased and occupied units. As of December 31, 2018, the Company has not elected to convert into a common membership interest.

Whetstone Apartments Interests

On May 20, 2015, through BRG Whetstone Durham, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund III, an affiliate of the former Manager, and an unaffiliated third party, to acquire a 204-unit, Class A apartment community located in Durham, North Carolina known as Whetstone Apartments. The Company has made a commitment to invest in $12.9 million of preferred equity interests in BRG Whetstone Durham, LLC, all of which has been funded as of December 31, 2018. On October 6, 2016, the Company entered into an agreement that provided for an extended twelve-month period in which it had a right to convert into common ownership. The Company did not elect to convert into common ownership on October 6, 2017, and therefore its preferred return decreased to 6.5%. Effective April 1, 2017, Whetstone Apartments ceased paying its preferred return on a current basis. The accrued preferred return of $2.2 million and $1.2 million as of December 31, 2018 and December 31, 2017, respectively, is included in due from affiliates in the consolidated balance sheets. The Company has evaluated the preferred equity investment and accrued preferred return and determined that the investment is fully recoverable. The development was 97% occupied at December 31, 2018.

On October 6, 2016, the Whetstone Apartments property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a mortgage loan of approximately $26.5 million secured by the Whetstone Apartments property, of which $26.0 million is outstanding as of December 31, 2018. The loan matures on November 1, 2023. The loan bears interest at a fixed rate of 3.81%. Regular monthly payments were interest-only until November 1, 2017, with monthly payments beginning December 1, 2017 based on thirty-year amortization. The loan may be prepaid with the greater of 1% prepayment fee or yield maintenance until October 31, 2021, and thereafter at par. The loan is nonrecourse to the Company and its joint venture partners with certain standard scope non-recourse carve-outs for certain deeds, acts or failures to act on the part of the Company and the joint venture partners.

See Note 12 – Related Party Transactions of the Company’s financial statements for additional related party disclosures.

Item 14.	Principal Accounting Fees and Services.

Independent Auditors

BDO USA, LLP has served as our independent auditors since October 3, 2012.  The appointment of BDO USA, LLP as our independent public accountants was unanimously approved by our Board.

In order to ensure that the provision of such services does not impair the auditors’ independence, the audit committee approved, on March 26, 2014, the Amended and Restated Audit Committee Charter, which includes an Audit Committee Pre-Approval Policy for Audit and Non-audit Services.  In establishing this policy, the audit committee considered whether the service is a permissible service under the rules and regulations promulgated by the SEC.  In addition, the audit committee, may, in its discretion, delegate to one or more of its members the authority to pre-approve any audit or non-audit services to be performed by the independent auditors, provided any such approval is presented to and approved by the full audit committee at its next scheduled meeting.

Since October 15, 2009, when we became a reporting company under Section 15(d) of the Exchange Act, all services rendered by our independent auditors have been pre-approved in accordance with the policies and procedures described above.

The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by BDO USA, LLP for the years ended December 31, 2018 and 2017, are set forth in the table below (amounts in thousands):

	2018	2017
Audit fees	$824	$886
Audit-related fees	-	-
Tax fees	271	209
All other fees	-	-
Total	$1,095	$1,095

For purposes of the preceding table professional fees are classified as follows:

·	Audit fees – These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by the independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.
·	Audit-related fees – These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.
·	Tax fees – These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.
·	All other fees – These are fees for any services not included in the above-described categories.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed.

1.	Financial Statements

The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

(b)	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	Financial Statement Schedules.

Our consolidated financial statements and supplementary data are included as a separate section in this Annual Report on Form 10-K commencing on page F-1 and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

Date: February 27, 2019	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

Date: February 27, 2019	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

Date: February 27, 2019	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal Accounting Officer)

Date: February 27, 2019	/s/ Brian D. Bailey
Brian D. Bailey
Director

Date: February 27, 2019	/s/ Elizabeth Harrison
Elizabeth Harrison
Director

Date: February 27, 2019	/s/ I. Bobby Majumder
I. Bobby Majumder
Director

Date: February 27, 2019	/s/ Romano Tio
Romano Tio
Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Bluerock Residential Growth REIT, Inc.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Bluerock Residential Growth REIT, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

We have served as the Company's auditor since 2012.

Troy, Michigan

February 26, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Bluerock Residential Growth REIT, Inc.

New York, New York

Opinion on Internal Control over Financial Reporting

We have audited Bluerock Residential Growth REIT, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule and our report dated February 26, 2019 expressed an unqualified opinion thereon.

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

/s/ BDO USA, LLP

Troy, Michigan

February 26, 2019

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
ASSETS
Net Real Estate Investments
Land	$200,385	$169,135
Buildings and improvements	1,546,244	1,244,193
Furniture, fixtures and equipment	55,050	38,446
Construction in progress	989	985
Total Gross Real Estate Investments	1,802,668	1,452,759
Accumulated depreciation	(108,911)	(55,177)
Total Net Real Estate Investments	1,693,757	1,397,582
Cash and cash equivalents	24,775	35,015
Restricted cash	27,469	29,575
Notes and accrued interest receivable from related parties	164,084	140,903
Due from affiliates	2,854	2,003
Accounts receivable, prepaids and other assets	14,395	9,689
Preferred equity investments and investments in unconsolidated real estate joint ventures	89,033	71,145
In-place lease intangible assets, net	1,768	4,635
TOTAL ASSETS	$2,018,135	$1,690,547

LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
Mortgages payable	$1,206,136	$939,494
Revolving credit facilities	82,209	67,670
Accounts payable	1,486	1,652
Other accrued liabilities	31,690	22,952
Due to affiliates	726	1,575
Distributions payable	12,073	14,287
Total Liabilities	1,334,320	1,047,630
8.250% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 10,875,000 shares authorized; and 5,721,460 issued and outstanding as of December 31, 2018 and 2017	139,545	138,801
6.000% Series B Redeemable Preferred Stock, liquidation preference $1,000 per share, 1,225,000 and 725,000 shares authorized; 306,009 and 184,130 issued and outstanding as of December 31, 2018 and 2017, respectively	272,842	161,742
7.625% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; and 2,323,750 issued and outstanding as of December 31, 2018 and 2017	56,485	56,196
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 229,900,000 and 230,400,000 shares authorized; none issued and outstanding as of December 31, 2018 and 2017, respectively	—	—
7.125% Series D Cumulative Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,850,602 issued and outstanding at December 31, 2018 and 2017	68,705	68,705
Common stock - Class A, $0.01 par value, 747,509,582 shares authorized; 23,322,211 and 24,218,359 shares issued and outstanding as of December 31, 2018 and 2017, respectively	233	242
Common stock - Class C, $0.01 par value, 76,603 shares authorized; 76,603 shares issued and outstanding as of December 31, 2018 and 2017	1	1
Additional paid-in-capital	307,938	318,170
Distributions in excess of cumulative earnings	(218,531)	(164,286)
Total Stockholders’ Equity	158,346	222,832
Noncontrolling Interests
Operating partnership units	27,613	42,999
Partially owned properties	28,984	20,347
Total Noncontrolling Interests	56,597	63,346
Total Equity	214,943	286,178
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$2,018,135	$1,690,547

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Revenues
Net rental income	$144,325	$102,806	$73,257
Other property revenues	18,136	12,840	8,060
Interest income from related parties	22,255	7,930	17
Total revenues	184,716	123,576	81,334

Expenses
Property operating	67,997	48,346	31,814
Property management fees	4,391	3,185	2,339
General and administrative	19,553	7,541	5,863
Management fees to related parties	—	12,726	6,510
Acquisition and pursuit costs	116	3,233	4,590
Management internalization	—	43,554	63
Weather-related losses, net	288	1,014	—
Depreciation and amortization	62,683	48,624	31,187
Total expenses	155,028	168,223	82,366

Operating income (loss)	29,688	(44,647)	(1,032)

Other income (expense)
Other income	—	17	26
Preferred returns and equity in income of unconsolidated real estate joint ventures	10,312	10,336	11,632
Gain on sale of real estate investments	—	50,163	4,947
Gain on sale of real estate joint venture interests	—	10,262	—
Gain on revaluation of equity of business combination	—	—	3,761
Loss on extinguishment of debt and debt modification costs	(2,277)	(1,639)	(2,393)
Interest expense, net	(52,998)	(31,520)	(19,915)
Total other (expense) income	(44,963)	37,619	(1,942)
Net loss	(15,275)	(7,028)	(2,974)
Preferred stock dividends	(35,637)	(27,023)	(13,763)
Preferred stock accretion	(5,970)	(3,011)	(893)

Net (loss) income attributable to noncontrolling interests
Operating partnership units	(12,839)	(9,372)	(276)
Partially-owned properties	(1,284)	17,989	1,631
Net (loss) income attributable to noncontrolling interests	(14,123)	8,617	1,355
Net loss attributable to common stockholders	$(42,759)	$(45,679)	$(18,985)

Net loss per common share – Basic	(1.82)	(1.79)	$(0.91)
Net loss per common share - Diluted	$(1.82)	$(1.79)	$(0.91)

Weighted average basic common shares outstanding	23,845,800	25,561,673	20,805,852

Weighted average diluted common shares outstanding	23,845,800	25,561,673	20,805,852

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Class B-3 Common Stock		Series D Preferred Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid- in Capital	Cumulative Distributions	Net Loss to Common Stockholders	Noncontrolling Interests	Total Equity
Balance, January 1, 2016	19,202,112	$192	-	$-	353,629	$4	-	$-	$248,484	$(32,001)	$(9,495)	$30,528	$237,712

Issuance of Class A common stock, net	4,265	-	-	-	-	-	-	-	51	-	-	-	51
Conversion of Class B-3 shares into Class A	353,629	4	-	-	(353,629)	(4)	-	-	-	-	-	-	-
Vesting of restricted stock compensation	-	-	-	-	-	-	-	-	133	-	-	-	133
Issuance of stock for director compensation	7,500		-	-	-	-	-	-	77	-	-	-	77
Issuance of LTIP units	-	-	-	-	-	-	-	-	5,770	-	-	-	5,770
Issuance of LTIP units for compensation	-	-	-	-	-	-	-	-	2,821	-	-	-	2,821
Issuance of Series B warrants	-	-	-	-	-	-	-	-	275	-	-	-	275
Contributions from noncontrolling interests, net	-	-	-	-	-	-	-	-	-	-	-	25,009	25,009
Distributions declared	-	-	-	-	-	-	-	-	-	(24,150)	-	(352)	(24,502)
Series A Preferred Stock distributions declared	-	-	-	-	-	-	-	-	-	(10,333)	-	-	(10,333)
Series A Preferred Stock accretion	-	-	-	-	-	-	-	-	-	(627)	-	-	(627)
Series B Preferred Stock distributions declared	-	-	-	-	-	-	-	-	-	(321)	-	-	(321)
Series B Preferred Stock accretion	-	-	-	-	-	-	-	-	-	(149)	-	-	(149)
Series C Preferred Stock distributions declared	-	-	-	-	-	-	-	-	-	(2,009)	-	-	(2,009)
Series C Preferred Stock accretion	-	-	-	-	-	-	-	-	-	(117)	-	-	(117)
Issuance of Series D Preferred Stock	-	-	-	-	-	-	2,850,602	68,760	-	-	-	-	68,760
Series D Preferred Stock distributions declared	-	-	-	-	-	-	-	-	-	(1,100)	-	-	(1,100)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	(3,626)	(3,626)
Redemption of Operating Partnership units	-	-	-	-	-	-	-	-	(37)	-	-	(64)	(101)
Noncontrolling interest related to sale of Springhouse at Newport News	-	-	-	-	-	-	-	-	20	-	-	(2,017)	(1,997)
Noncontrolling interest related to sale of EOS	-	-	-	-	-	-	-	-	(191)	-	-	-	(191)
Net (loss) income	-	-	-	-	-	-	-	-	-	-	(4,329)	1,355	(2,974)

Balance, December 31, 2016	19,567,506	$196	-	$-	-	$-	2,850,602	$68,760	$257,403	$(70,807)	$(13,824)	$50,833	$292,561

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Class B-3 Common Stock		Series D Preferred Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid- in Capital	Cumulative Distributions	Net Loss to Common Stockholders	Noncontrolling Interests	Total Equity
Issuance of Class A common stock, net	4,604,701	46	-	-	-	-	-	-	57,330	-	-	-	57,376
Issuance of Class C common stock	-	-	76,603	1	-	-	-	-	814	-	-	-	815
Vesting of restricted stock compensation	-	-	-	-	-	-	-	-	9	-	-	-	9
Issuance of LTIP Units for director compensation	-	-	-	-	-	-	-	-	100	-	-	-	100
Issuance of LTIP units	-	-	-	-	-	-	-	-	13,748	-	-	-	13,748
Issuance of LTIP units for compensation	-	-	-	-	-	-	-	-	2,187	-	-	-	2,187
Issuance of OP Units for Internalization	-	-	-	-	-	-	-	-	-	-	-	39,938	39,938
Issuance of Series B warrants	-	-	-	-	-	-	-	-	3,072	-	-	-	3,072
Contributions from noncontrolling interests, net	-	-	-	-	-	-	-	-	-	-	-	10,738	10,738
Distributions declared	-	-	-	-	-	-	-	-	-	(33,976)	-	(2,699)	(36,675)
Series A Preferred Stock distributions declared	-	-	-	-	-	-	-	-	-	(11,801)	-	-	(11,801)
Series A Preferred Stock accretion	-	-	-	-	-	-	-	-	-	(658)	-	-	(658)
Series B Preferred Stock distributions declared	-	-	-	-	-	-	-	-	-	(5,715)	-	-	(5,715)
Series B Preferred Stock accretion	-	-	-	-	-	-	-	-	-	(2,104)	-	-	(2,104)
Series C Preferred Stock distributions declared	-	-	-	-	-	-	-	-	-	(4,430)	-	-	(4,430)
Series C Preferred Stock accretion	-	-	-	-	-	-	-	-	-	(249)	-	-	(249)
Issuance costs of Series D Preferred Stock	-	-	-	-	-	-	-	(55)	-	-	-	-	(55)
Series D Preferred Stock distributions declared	-	-	-	-	-	-	-	-	-	(5,077)	-	-	(5,077)
Distributions to noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	(30,252)	(30,252)
Cash redemption of Operating Partnership units	-	-	-	-	-	-	-	-	(16)	-	-	(29)	(45)
Cash redemption of Series B Preferred Stock	-	-	-	-	-	-	-	-	33	-	-	-	33
Redemption of Series B Preferred Stock and conversion into Class A common stock	23,785	-	-	-	-	-	-	-	267	-	-	-	267
Conversion of OP Units into Class A common stock	22,367	-	-	-	-	-	-	-	167	-	-	(167)	-
Transfer of noncontrolling interest to controlling interest	-	-	-	-	-	-	-	-	-	-	-	(3,825)	(3,825)
Conversion of LTIP units into OP Units	-	-	-	-	-	-	-	-	(18,414)	-	-	18,414	-
Changes in additional paid-in capital	-	-	-	-	-	-	-	-	(3,832)	-	-	-	(3,832)
Deconsolidation of MDA Apartments, Crescent Perimeter and Vickers Village	-	-	-	-	-	-	-	-	-	-	-	(22,920)	(22,920)
Adjustment for noncontrolling interests ownership in Operating Partnership	-	-	-	-	-	-	-	-	5,302	-	-	(5,302)	-
Net (loss) income	-	-	-	-	-	-	-	-	-	-	(15,645)	8,617	(7,028)

Balance, December 31, 2017	24,218,359	$242	76,603	$1	-	$-	2,850,602	$68,705	$318,170	$(134,817)	$(29,469)	$63,346	$286,178

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Class B-3 Common Stock		Series D Preferred Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value	Additional Paid- in Capital	Cumulative Distributions	Net Loss to Common Stockholders	Noncontrolling Interests	Total Equity
Issuance of Class A common stock, net	2,831	-	-	-	-	-	-	-	25	-	-	-	25
Issuance of Class A common stock due to Series B warrants exercise	100	-	-	-	-	-	-	-	-	-	-	-	-
Repurchase of Class A common stock	(1,055,057)	(11)	-	-	-	-	-	-	(9,007)	-	-	-	(9,018)
Issuance of Long-Term Incentive Plan (“LTIP”) units for director compensation	-	-	-	-	-	-	-	-	-	-	-	220	220
Issuance of LTIP units for compensation	-	-	-	-	-	-	-	-	-	-	-	5,128	5,128
Issuance of LTIP units for compensation to former Manager	-	-	-	-	-	-	-	-	-	-	-	993	993
Issuance of LTIP units for expense reimbursements												1,066	1,066
Issuance of Series B warrants	-	-	-	-	-	-	-	-	1,699	-	-	-	1,699
Contributions from noncontrolling interests, net	-	-	-	-	-	-	-	-	-	-	-	13,551	13,551
Common stock distributions declared	-	-	-	-	-	-	-	-	-	(11,486)	-	-	(11,486)
Series A Preferred Stock distributions declared	-	-	-	-	-	-	-	-	-	(11,800)	-	-	(11,800)
Series A Preferred Stock accretion	-	-	-	-	-	-	-	-	-	(744)	-	-	(744)
Series B Preferred Stock distributions declared	-	-	-	-	-	-	-	-	-	(14,332)	-	-	(14,332)
Series B Preferred Stock accretion	-	-	-	-	-	-	-	-	-	(4,937)	-	-	(4,937)
Series C Preferred Stock distributions declared	-	-	-	-	-	-	-	-	-	(4,428)	-	-	(4,428)
Series C Preferred Stock accretion	-	-	-	-	-	-	-	-	-	(289)	-	-	(289)
Series D Preferred Stock distributions declared	-	-	-	-	-	-	-	-	-	(5,077)	-	-	(5,077)
Distributions to operating partnership noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	(4,139)	(4,139)
Distributions to partially owned noncontrolling interests	-	-	-	-	-	-	-	-	-	-	-	(1,786)	(1,786)
Redemption of Operating Partnership units									(3)			(3)	(6)
Redemption of Series B Preferred Stock and conversion into Class A common stock	155,978	2	-	-	-	-	-	-	1,563	-	-	-	1,565
Cash redemption of Series B Preferred Stock	-	-	-	-	-	-	-	-	13	-	-	-	13
Acquisition of noncontrolling interest	-	-	-	-	-	-	-	-	(10,334)	-	-	(1,844)	(12,178)
Adjustment for noncontrolling interest ownership in Operating Partnership	-	-	-	-	-	-	-	-	5,812	-	-	(5,812)	-
Net loss	-	-	-	-	-	-	-	-	-	-	(1,152)	(14,123)	(15,275)

Balance, December 31, 2018	23,322,211	$233	76,603	$1	-	$-	2,850,602	$68,705	$307,938	$(187,910)	$(30,621)	$56,597	$214,943

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,

	2018	2017	2016
Cash flows from operating activities
Net loss	$(15,275)	$(7,028)	$(2,974)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	67,004	51,146	32,435
Amortization of fair value adjustments	(434)	(319)	(362)
Preferred returns and equity in income of unconsolidated real estate joint ventures	(10,312)	(10,336)	(11,632)
Gain on sale of real estate investments	-	(50,163)	(4,947)
Gain on sale of real estate joint venture interests	-	(10,262)	-
Gain on revaluation of equity of business combination	-	-	(3,761)
Fair value adjustment of interest rate caps	2,846	-	-
Loss on extinguishment of debt and modification costs	-	-	(1,104)
Distributions of income and preferred returns from preferred equity investments and unconsolidated real estate joint ventures	9,464	9,252	11,405
Share-based compensation attributable to equity incentive plan	5,348	109	210
Share-based compensation to former Manager – LTIP Units	993	15,935	8,591
Share-based expense reimbursements – LTIP Units	1,066	-	-
Internalization OP Units issued	-	39,938	-
Internalization Class C Shares issued	-	814	-
Changes in operating assets and liabilities:
Due (from) to affiliates, net	(2,000)	(1,565)	950
Accounts receivable, prepaids and other assets	(2,029)	294	(1,867)
Accounts payable and other accrued liabilities	7,784	16,432	7,500
Net cash provided by operating activities	64,455	54,247	34,444

Cash flows from investing activities
Acquisitions of real estate investments	(333,540)	(493,311)	(472,791)
Capital expenditures	(21,240)	(46,971)	(6,413)
Investment in notes receivable from related parties	(22,032)	(54,096)	(14,717)
Proceeds from sale of real estate investments	-	71,945	36,675
Proceeds from sale of joint venture interests	-	17,603	20,521
Deconsolidation of interests in MDA Apartments, Novel Perimeter and Vickers Historic Roswell	-	(794)	-
Purchase of interests from noncontrolling interests	(12,178)	(7,864)	(15,581)
Investments in unconsolidated real estate joint venture interests	(17,888)	(20,989)	(26,864)
Net cash used in investing activities	(406,878)	(534,477)	(479,170)

Cash flows from financing activities
Distributions to common stockholders	(13,952)	(29,583)	(24,437)
Distributions to noncontrolling interests	(6,298)	(31,363)	(3,626)
Distributions to preferred stockholders	(35,014)	(26,042)	(9,664)
Contributions from noncontrolling interests	13,551	10,738	25,009
Borrowings on mortgages payable	411,269	234,133	365,406
Repayments on mortgages payable	(141,994)	(2,581)	(68,746)
Proceeds from revolving credit facilities	222,495	107,670	-
Repayments on revolving credit facilities	(207,956)	(40,000)	-
Payments of deferred financing fees	(7,291)	(6,627)	(4,672)
Payments to purchase interest rate caps	(5,174)	-	-
Net proceeds from issuance of Class A common stock	25	57,376	51
Repurchase of Class A common stock	(9,018)	-	-
Net issuance costs from issuance of 8.250% Series A Cumulative Redeemable Preferred Stock	-	(173)	68,524
Net proceeds from issuance of 6.0% Series B Redeemable Preferred Stock	107,877	141,244	18,789
Net proceeds from issuance of Warrants associated with the Series B Redeemable Preferred Stock	1,699	3,072	275
Net issuance costs from issuance of 7.625% Series C Cumulative Redeemable Preferred Stock	-	(148)	55,978
Net issuance costs from issuance of 7.125% Series D Cumulative Redeemable Preferred Stock	-	(55)	68,760
Payments to redeem 6.0% Series B Redeemable Preferred Stock	(136)	(244)	-
Payments to redeem Operating Partnership Units	(6)	(46)	(101)
Net cash provided by financing activities	330,077	417,371	491,546

Net (decrease) increase in cash, cash equivalents and restricted cash	(12,346)	(62,859)	46,820
Cash, cash equivalents and restricted cash, beginning of year	64,590	127,449	80,629
Cash, cash equivalents and restricted cash, end of year	$52,244	$64,590	$127,449

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$44,837	$28,004	$18,095

Supplemental disclosure of non-cash investing and financing activities
Conversion of preferred equity investments to notes receivable	$-	$(40,760)	$-
Distributions payable - declared and unpaid	$12,073	$14,287	$7,328
Mortgages assumed upon property acquisitions	$-	$173,831	$39,054
Mortgages assumed by buyer upon sale of real estate assets	$-	$(41,419)	$-
Capital expenditures held in accounts payable and other accrued liabilities	$786	$-	$-
Reduction of assets from deconsolidation	$-	$110,402	$-
Reduction of mortgages payable from deconsolidation	$-	$(49,445)	$-
Reduction of other liabilities from deconsolidation	$-	$(6,905)	$-
Reduction of noncontrolling interests from deconsolidation	$-	$22,920	$-

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

On October 31, 2017, the Company became an internally-managed REIT as a result of the completion of the management internalization (the “Internalization”), and it is no longer externally managed by BRG Manager, LLC (the “former Manager”). The owners of the former Manager are referred to as the Contributors.

As of December 31, 2018, the Company owned interests in forty-seven real estate properties, consisting of thirty-three consolidated operating properties and fourteen properties through preferred equity and mezzanine loan investments. Of the property interests held through preferred equity and mezzanine loan investments, four are under development, seven are in lease-up and three properties are stabilized. The forty-seven properties contain an aggregate of 14,717 units, comprised of 11,286 consolidated operating units and 3,431 units through preferred equity and mezzanine loan investments. As of December 31, 2018, the Company’s consolidated operating properties were approximately 94% occupied.

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (the “Operating Partnership”), or the Operating Partnership’s wholly-owned subsidiaries, owns substantially all of the property interests acquired and investments made on the Company’s behalf. As of December 31, 2018, limited partners other than the Company owned approximately 25.91% of the common units of the Operating Partnership (20.22% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 5.69% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 3.09% which are not vested at December 31, 2018).

Because the Company is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in its consolidated financial statements.

The Company also consolidates entities in which it controls more than 50% of the voting equity and control does not rest with other investors. Investments in real estate joint ventures in which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for using the equity method of accounting. These entities are reflected on the Company’s consolidated financial statements as “Preferred equity investments and investments in unconsolidated real estate joint ventures.” All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.  The Company will consider future investments for consolidation in accordance with the provisions required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810: Consolidation.

Certain amounts in prior periods have been reclassified to conform to the current presentation. For the years ended December 31, 2017 and 2016, tenant reimbursements for utility expenses amounting to $0.2 million and $0.2 million, respectively, and tenant reimbursements for contractor services amounting to $0.1 million and $0.1 million, respectively, have been reclassified to other property revenues from property operating expenses.  In addition, model unit vacancy costs amounting to $0.2 million and $0.1 million for the years ended December 31, 2017 and 2016, respectively, have been reclassified to net rental income from other property revenues.

Summary of Significant Accounting Policies

Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The Company first analyzes an investment to determine if it is a variable interest entity (“VIE”) in accordance with Topic ASC 810 and, if so, whether the Company is the primary beneficiary requiring consolidation.  A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest.  VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the entity that potentially could be significant to the entity.  Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change in value with changes in the fair value of the VIE’s net assets. The Company continuously re-assesses at each level of the investment whether the entity is (i) a VIE, and (ii) if the Company is the primary beneficiary of the VIE.  If it was determined that an entity in which the Company holds an interest qualified as a VIE and the Company was the primary beneficiary, the entity would be consolidated.

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

Fair Value Measurements

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

In determining fair value, observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions; preference is given to observable inputs. In accordance with accounting principles generally accepted in the Unites States of America (“GAAP”) and as defined in ASC Topic 820, “Fair Value Measurement”, these two types of inputs create the following fair value hierarchy:

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

Financial Instrument Fair Value Disclosures

As of December 31, 2018 and 2017, the carrying values of cash and cash equivalents, accounts receivable, due to and due from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable from related parties approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

Notes and Accrued Interest Receivable from Related Parties

The Company recognizes interest income on notes receivable on the accrual method unless a significant uncertainty of collection exists.  If a significant uncertainty exists, interest income is recognized as collected.  Costs incurred to originate notes receivable are deferred and amortized using the effective interest method over the term of the related notes receivable. The Company evaluates the collectability of both interest and principal on each of its loans to determine whether the loans are impaired.  A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms.  When a loan is considered to be impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral (if the loan is collateralized) less costs to sell.  During 2018, there was no significant uncertainty of collection; therefore, interest income was recognized.  As of December 31, 2018, the Company determined that no allowance for collectability of the mortgage loans receivable was necessary.

Real Estate Assets

Capital Additions, Depreciation and Amortization

The Company capitalizes costs, including certain indirect costs, incurred in connection with its capital additions activities, including redevelopment, development and construction projects, other tangible apartment community improvements, and replacements of existing apartment community components. Included in these capitalized costs are payroll costs associated with time spent by employees in connection with capital additions activities at the apartment community level. The Company characterizes as “indirect costs” an allocation of certain department costs, including payroll, at the corporate levels that clearly relate to capital additions activities. The Company also capitalizes interest, property taxes and insurance during periods in which redevelopment, development and construction projects are in progress. Cost capitalization begins once the development or construction activity commences and ceases when the asset is ready for its intended use. Repair and maintenance and tenant turnover costs are expensed as incurred.  Repair and maintenance and tenant turnover costs include all costs that do not extend the useful life of the real estate asset.  Depreciation and amortization expense are computed on the straight-line method over the asset’s estimated useful life. The Company considers the period of future benefit of an asset to determine its appropriate useful life and anticipates the estimated useful lives of assets by class to be generally as follows:

Buildings	30 – 40 years
Building improvements	5 – 15 years
Land improvements	5 – 15 years
Furniture, fixtures and equipment	3 – 7 years
In-place leases	6 months

Real Estate Purchase Price Allocations

Upon the acquisition of real estate properties which do not constitute the definition of a business, the Company recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their relative fair values. Acquisition-related costs are capitalized in the period incurred and are recorded to the components of the real estate assets acquired. Prior to the adoption of Financial Accounting Standards Board ASU 2017-01, “Business Combinations; Clarifying the Definition of a Business” in January 2017, acquisition-related costs were expensed in the period incurred. The Company assesses the acquisition-date fair values of all tangible assets, identifiable intangible assets and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

Intangible assets include the value of in-place leases, which represents the estimated fair value of the net cash flows of leases in place at the time of acquisition, as compared to the net cash flows that would have occurred had the property been vacant at the time of acquisition and subject to lease-up.  The Company amortizes the value of in-place leases to expense over the remaining non-cancelable term of the respective leases, which is on average six months.

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

Impairment of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable.  When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition.  Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets.  No impairment charges were recorded in 2018, 2017 or 2016.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents may include cash and short-term investments. Short-term investments are stated at cost, which approximates fair value.

Restricted Cash

Restricted cash is comprised of the following: (i) lender-imposed escrow accounts for replacement reserves, real estate taxes and insurance, and (ii) amounts set aside for reinvestment in accordance with Internal Revenue Service Code Section 1031 related to like-kind exchanges.

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

Deferred Financing Fees

Deferred financing fees represent commitment fees, legal fees and other third-party costs associated with obtaining financing. Deferred financing fees paid by the Company on behalf of its consolidated joint ventures are capitalized and reflected as a reduction of mortgages payable, and fees associated with the Company’s lines of credit are recorded within accounts receivable, prepaids and other assets on the consolidated balances sheets. Deferred financing fees paid by the Company on behalf of its consolidated joint ventures and fees associated with its lines of credit are amortized to interest expense over the terms of the financing agreements using the straight-line method, which approximates the effective interest method.

Deferred financing fees paid by the Company on behalf of its unconsolidated joint ventures are recorded within investments in unconsolidated real estate joint ventures on the consolidated balance sheets and are amortized to equity in income (loss) of unconsolidated real estate joint ventures.

Noncontrolling Interests

Noncontrolling interests are comprised of the Company’s joint venture partners’ interests in consolidated joint ventures, as well as interests held by LTIP Unit holders and OP Unit holders.  The Company reports its joint venture partners’ interest in its consolidated real estate joint ventures and other subsidiary interests held by third parties as noncontrolling interests.  The Company records these noncontrolling interests at their initial fair value, adjusting the basis prospectively for their share of the respective consolidated investments’ net income or loss and equity contributions and distributions.  These noncontrolling interests are not redeemable by the equity holders and are presented as part of permanent equity.  Income and losses are allocated to the noncontrolling interest holder pursuant to each joint venture’s operating agreement.

Revenue Recognition

Rental income related to tenant leases is recognized on an accrual basis over the terms of the related leases on a straight-line basis. Amounts received in advance are recorded as a liability within other accrued liabilities.

Other property revenues are recognized in the period earned.

The Company recognizes a gain or loss on the sale of real estate assets when the criteria for an asset to be derecognized are met, which include when (i) a contract exists and (ii) the buyer obtains control.

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

Distribution Policy

The Company expects to authorize and declare regular cash distributions to its stockholders in order to maintain its REIT status. Distributions to stockholders will be determined by the Company’s board of directors (the “Board”) and will be dependent upon a number of factors, including funds available for the payment of distributions, financial condition, the timing of property acquisitions, capital expenditure requirements, and annual distribution requirements in order to maintain the Company’s status as a REIT, and other considerations as the Board may deem relevant. Distributions are recorded as a reduction of stockholders’ equity in the period in which they are declared.

Related Party Transactions

On April 2, 2014, upon the completion of the initial public offering (the “IPO”), the Company entered into a management agreement with the former Manager, an affiliate of Bluerock, to be the Company’s external manager (the “Management Agreement”). Under the Management Agreement the Company paid the former Manager a base management fee and incentive fee. The Company records all related party fees as incurred.

Following the Internalization on October 31, 2017, the Company, as an internally managed company, no longer pays the former Manager any fees or expense reimbursements arising from the Management Agreement.

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Series B Preferred Stock, the Company engaged a related party as dealer manager and pays selling commissions and dealer manager fees of 7% and 3%, respectively, of the gross offering proceeds from the offering. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers, and incurs costs in excess of the 10%, which costs are borne by the dealer manager without reimbursement by the Company. Offering costs related to each closing are recorded as a reduction of proceeds raised on the date of issue.

Income Taxes

The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and has qualified since the taxable year ended December 31, 2010.  To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its annual REIT taxable income to stockholders (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with GAAP). As a REIT, the Company generally will not be subject to federal income tax to the extent it distributes qualifying dividends to its stockholders.  Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and federal income and excise taxes on its undistributed income.  If the Company fails to qualify as a REIT in any taxable year, the Company will be subject to federal income tax on its taxable income at regular corporate income tax rates and generally will not be permitted to qualify for treatment as a REIT for federal income tax purposes for the four taxable years following the year during which qualification is lost, unless the Internal Revenue Service grants it relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income (loss) and net cash available for distribution to stockholders. However, the Company intends to continue to organize and operate in such a manner as to remain qualified for treatment as a REIT.

For the year ended December 31, 2018, 100% of the distributions received by the common stockholders were classified as return of capital for income tax purposes and none were ordinary income. In addition, for the year ended December 31, 2018, approximately 34.00% of the distributions received by the preferred stockholders were classified as ordinary income for income tax purposes and 66.00% were return of capital. For the year ended December 31, 2017, 64.21% of the distributions received by the common stockholders were classified as return of capital for income tax purposes, 4.00% were ordinary income, 31.79% were capital gains, with 21.29% of the capital gains qualifying as Section 1250 gains. In addition, for the year ended December 31, 2017, 11.19% of the distributions received by the preferred stockholders were classified as ordinary income for income tax purposes and 88.81% were capital gains, with 21.29% of the capital gains qualifying as Section 1250 gains. For the year ended December 31, 2016, 100% of the distributions received by the common stockholders were classified as return of capital for income tax purposes and none were ordinary income. In addition, for the year ended December 31, 2016, 91.05% of the distributions received by the preferred stockholders were classified as return of capital for income tax purposes and 8.95% were ordinary income.

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It requires a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, in an income tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management has considered all positions taken on the 2013 through 2017 tax returns (where applicable), and those positions expected to be taken on the 2018 tax returns, and concluded that tax positions taken will more likely than not be sustained at the full amount upon examination. Accordingly, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements.  The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2018. If any income tax exposure was identified, the Company would recognize an estimated liability for income tax items that meet the criteria for accrual. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. If any interest and penalties related to income tax assessments arose, the Company would record them as income tax expense. As of December 31, 2018, tax returns for the calendar years 2013 and subsequent remain subject to examination by the Internal Revenue Service and various state tax jurisdictions.

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

New Accounting Pronouncements

In November 2016, the FASB issued ASU No. 2016-18 "Statement of Cash Flows; Restricted Cash" (“ASU 2016-18”). This update requires that a statement of cash flows reflect the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents are to be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The Company adjusted the consolidated statement of cash flows as required in conjunction with the adoption of ASU 2016-18 as of January 1, 2018.

In August 2016, the FASB issued ASU No. 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The ASU provides guidance on the treatment of cash receipts and cash payments for certain types of cash transactions to eliminate diversity in practice in the presentation of the cash flow statement. With respect to distributions from equity-method investees, the Company uses the nature of distributions approach. In 2018, the Company adjusted the consolidated statement of cash flows as required in conjunction with the adoption of ASU 2016-15 as of January 1, 2018.

In June 2016, the FASB issued ASU No. 2016-13 “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 will require more timely recognition of credit losses associated with financial assets. While current GAAP includes multiple credit impairment objectives for instruments, the previous objectives generally delayed recognition of the full amount of credit losses until the loss was probable of occurring. The amendments in ASU 2016-13, whose scope is asset-based and not restricted to financial institutions, eliminate the probable initial recognition threshold in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. The amendments in ASU 2016-13 broaden the information that the Company must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss that will be more useful to users of the financial statements. In November 2018, the FASB issued ASU No. 2018-19 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses” (“ASU 2018-19”). ASU 2018-19 clarifies that operating lease receivables are excluded from the scope of ASU 2016-13 and instead, impairment of operating lease receivables is to be accounted for under ASC 842. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company is currently evaluating the guidance and the impact this standard may have on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, and requires a modified retrospective adoption, with early adoption permitted. The Company will adopt ASU 2016-02 as of January 1, 2019 and intends to elect the package of practical expedients provided by the standard which includes: (i) an entity need not reassess whether any expired or existing contract is a lease or contains a lease, (ii) an entity need not reassess the lease classification of any expired or existing leases, and (iii) and entity need not reassess initial direct costs for any existing leases. The Company expects that ASU 2016-02 will not have a material impact on the Company’s consolidated financial statements. Consistent with present standards, the Company will continue to account for lease revenue on a straight-line basis. Also, consistent with the Company’s current practice, under ASU 2016-02 only initial direct costs that are incremental to the lessor will be capitalized. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”). ASU 2018-11 provides lessors with a practical expedient to not separate lease and non-lease components if both (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same and (ii) the combined single lease component would be classified as an operating lease. The Company intends to adopt the practical expedient as of January 1, 2019 to account for lease and non-lease components as a single component in lease contracts where the Company is the lessor. Based on the Company’s initial assessments, the Company does not have material lessee operating lease commitments.

In August 2017, the FASB issued ASU No. 2017-12 “Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), which, among other things, requires entities to present the earnings effect of hedging instruments in the same income statement line item in which the earnings effect of the hedged item is reported. The new standard also adds new disclosure requirements. ASU 2017-12 is effective for annual periods beginning after December 15, 2018, though early adoption, including interim periods, is permissible. The Company has elected early adoption and there has been no material impact to the Company’s consolidated financial statements upon its adoption of ASU 2017-12.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). Under the new standard, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue is generally recognized net of allowances.  In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers-Deferral of the Effective Date” which deferred the effective date of the new revenue recognition standard until the first quarter of 2018.  Therefore, ASU 2014-09 became effective for the Company in the first quarter of the fiscal year ending December 31, 2018.  The ASU allows for either full retrospective or modified retrospective adoption. The majority of the Company's revenue is derived from rental income, which is scoped out from this standard and will be accounted for under ASU 2016-02, discussed above. The Company's other revenue streams, including interest income from related parties, were determined not to be within the scope of ASU 2014-09, gains and losses from real estate dispositions as defined in Subtopic 610-20 discussed below, and notes and accrued interest receivable from related parties, which the ASU provides to follow established guidance in Topic 310. The adoption by the Company of ASU 2014-09 as of January 1, 2018 did not result in a cumulative adjustment and did not have a material impact on the Company’s consolidated financial statements.

In addition to the comprehensive new revenue guidance, ASU 2014-09 also introduced new standards for accounting for gains and losses from derecognition of nonfinancial assets, which was codified into ASC Topic 610-20, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets”. The scope of ASC Topic 610-20 was further clarified in ASU 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”), noting that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. ASU 2017-05 also defines the term “in substance nonfinancial asset” and provides guidance on the recognition of gains and losses on sale of real estate investments. The Company recognizes the sale, and associated gain or loss from the disposition, provided that the earnings process is complete. Subsequent to the adoption of the new standard, a gain or loss is recognized when the criteria for an asset to be derecognized are met, which include when (i) a contract exists and (ii) the buyer obtained control of the nonfinancial asset when sold. As a result, the Company may recognize a gain on a real estate disposition transaction that previously did not qualify as a sale or for full profit recognition due to the timing of the transfer of control or certain forms of continuing involvement. ASC Topic 610-20 is effective for annual periods beginning after December 15, 2017. The Company adopted ASC Topic 610-20 as of January 1, 2018 using the modified retrospective approach. The adoption of ASC Topic 610-20 did not impact the accounting of the Company’s historical property sales or sales of joint venture interests and its adoption had no impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15 "Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40)" (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods (including interim periods within those periods) beginning after December 15, 2019, though early adoption, including adoption in interim periods, is permissible. The Company has elected early adoption and there has been no material impact to the Company’s consolidated financial statements upon its adoption of ASU 2018-15.

Note 3 – Sale of Real Estate Assets and Joint Venture Equity Interests and Abandonment of Development Project

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

Election to Abandon East San Marco Development

On November 24, 2015, the Company entered into a cost-sharing agreement to pursue the acquisition of a tract of real property located in Jacksonville, Florida for the development of a 266-unit, Class A multifamily apartment community with 44,276 square feet of retail space, or the East San Marco Property.  In 2017 the Company elected to abandon pursuit of the development of the East San Marco Property due to significant cost escalations arising from scope changes imposed on the project after the start and from both general and market specific labor and material inflation, which negatively impacted the risk and return profile of the project.  The Company had invested approximately $2.9 million in a controlling equity position in the East San Marco Property prior to abandonment, all of which was recorded within acquisition and pursuit costs on the consolidated statements of operations.

Note 4 – Investments in Real Estate

As of December 31, 2018, the Company owned interests in thirty-three consolidated operating properties and fourteen properties through preferred equity and mezzanine loan investments. The following tables provide summary information regarding the Company’s consolidated operating properties and preferred equity and mezzanine loan investments, which are either consolidated or accounted for under the equity method of accounting.

Consolidated Operating Properties

Multifamily Community Name	Location	Number of Units	Date Built / Renovated (1)	Ownership
ARIUM at Palmer Ranch	Sarasota, FL	320	2016	100.0%
ARIUM Glenridge	Atlanta, GA	480	1990	90.0%
ARIUM Grandewood	Orlando, FL	306	2005	100.0%
ARIUM Gulfshore	Naples, FL	368	2016	100.0%
ARIUM Hunter’s Creek	Orlando, FL	532	1999	100.0%
ARIUM Metrowest	Orlando, FL	510	2001	100.0%
ARIUM Palms	Orlando, FL	252	2008	100.0%
ARIUM Pine Lakes	Port St. Lucie, FL	320	2003	85.0%
ARIUM Westside	Atlanta, GA	336	2008	90.0%
Ashford Belmar	Lakewood, CO	512	1988/1993	85.0%
Ashton Reserve	Charlotte, NC	473	2015	100.0%
Citrus Tower	Orlando, FL	336	2006	96.8%
Enders Place at Baldwin Park	Orlando, FL	220	2003	92.0%
James on South First	Austin, TX	250	2016	90.0%
Marquis at Crown Ridge	San Antonio, TX	352	2009	90.0%
Marquis at Stone Oak	San Antonio, TX	335	2007	90.0%
Marquis at The Cascades	Tyler, TX	582	2009	90.0%
Marquis at TPC	San Antonio, TX	139	2008	90.0%
Outlook at Greystone	Birmingham, AL	300	2007	100.0%
Park & Kingston	Charlotte, NC	168	2015	100.0%
Plantation Park	Lake Jackson, TX	238	2016	80.0%
Preston View	Morrisville, NC	382	2000	100.0%
Roswell City Walk	Roswell, GA	320	2015	98.0%
Sands Parc	Daytona Beach, FL	264	2017	100.0%
Sorrel	Frisco, TX	352	2015	95.0%
Sovereign	Fort Worth, TX	322	2015	95.0%
The Brodie	Austin, TX	324	2001	92.5%
The Links at Plum Creek	Castle Rock, CO	264	2000	88.0%
The Mills	Greenville, SC	304	2013	100.0%
The Preserve at Henderson Beach	Destin, FL	340	2009	100.0%
Veranda at Centerfield	Houston, TX	400	1999	93.0%
Villages of Cypress Creek	Houston, TX	384	2001	80.0%
Wesley Village	Charlotte, NC	301	2010	100.0%
Total		11,286

(1) Represents date of last significant renovation or year built if there were no renovations.

Depreciation expense was $53.9 million, $35.5 million and $23.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. In-place leases are amortized over the remaining term of the in-place leases, which is approximately six months. Amortization expense related to the in-place leases was $8.8 million, $13.1 million and $7.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary.  The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated.  The Company retains substantially all of the risks and benefits of ownership of the consolidated real estate assets leased to tenants.  Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit.  Amounts required as a security deposit vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not individually significant amounts.  Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of their security deposit.  Security deposits received in cash related to tenant leases are included in other accrued liabilities in the accompanying consolidated balance sheets and totaled $2.4 million and $2.3 million as of December 31, 2018 and 2017, respectively, for the Company’s consolidated real estate properties.  No individual tenant represents over 10% of the Company’s annualized base rent for the consolidated real estate properties.

Preferred Equity and Mezzanine Loan Investments

Multifamily Community Name	Location	Actual / Planned Number of Units	Actual / Estimated Initial Occupancy	Actual / Estimated Construction Completion
Whetstone Apartments	Durham, NC	204	3Q 2014	3Q 2015
Alexan CityCentre	Houston, TX	340	2Q 2017	4Q 2017
Helios	Atlanta, GA	282	2Q 2017	4Q 2017
Alexan Southside Place	Houston, TX	270	4Q 2017	1Q 2018
Leigh House, formerly Lake Boone Trail	Raleigh, NC	245	3Q 2017	3Q 2018
Vickers Historic Roswell, formerly Vickers Village	Roswell, GA	79	2Q 2018	3Q 2018
Domain at The One Forty, formerly Domain	Garland, TX	299	2Q 2018	4Q 2018
Arlo, formerly West Morehead	Charlotte, NC	286	2Q 2018	2Q 2019
Cade Boca Raton, formerly APOK Townhomes	Boca Raton, FL	90	4Q 2018	2Q 2019
Novel Perimeter, formerly Crescent Perimeter	Atlanta, GA	320	3Q 2018	2Q 2019
Flagler Village	Fort Lauderdale, FL	385	2Q 2020	3Q 2020
North Creek Apartments	Leander, TX	259	4Q 2019	3Q 2020
Riverside Apartments	Austin, TX	222	3Q 2020	4Q 2020
Wayforth at Concord	Concord, NC	150	1Q 2020	2Q 2021
Total		3,431

Note 5 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity during the years ended December 31, 2018 and 2017 (dollars in thousands):

Property	Location		Date	Interest		Price	Mortgage
Preston View	Morrisville, NC		February 17, 2017	91.8	%(a)	$59,500	$41,066
Wesley Village	Charlotte, NC		March 9, 2017	91.8	%(a)	57,150	40,545
Texas Portfolio (b)		(b)	June 9, 2017	90.0%		188,850	146,377
Villages at Cypress Creek	Houston, TX		September 8, 2017	80.0%		40,700	26,200
Citrus Tower	Orlando, FL		September 28, 2017	96.8%		55,250	41,438
Outlook at Greystone	Birmingham, AL		October 19, 2017	100.0%		36,250	(c)
ARIUM Metrowest	Orlando, FL		October 30, 2017	100.0%		86,000	(c)
ARIUM Hunter’s Creek	Orlando, FL		October 30, 2017	100.0%		96,888	72,294
The Mills	Greenville, SC		November 29, 2017	100.0%		40,250	26,817
The Links at Plum Creek	Castle Rock, CO		March 26, 2018	88.0%		61,100	40,000
Sands Parc	Daytona Beach, FL		May 1, 2018	100.0%		46,200	(c)
Plantation Park	Lake Jackson, TX		June 14, 2018	80.0%		35,600	26.625
Veranda at Centerfield	Houston, TX		July 26, 2018	93.0%		40,150	26,100
Ashford Belmar	Lakewood, CO		November 15, 2018	85.0%		143,444	100,675

(a) Subsequently increased to 100.0% as discussed below.
(b) Marquis at Crown Ridge, Marquis at Stone Oak and Marquis at TPC located in San Antonio, Texas, and Marquis at The Cascades I and II (considered one property subsequent to acquisition) located in Tyler, Texas.
(c) Funded, in part, with the Company’s Senior Credit Facility secured by the property. See Note 8 for further information about the Company’s Secured Credit Facility.

Purchase Price Allocation

The real estate acquisitions above have been accounted for as asset acquisitions. The purchase prices were allocated to the acquired assets based on their estimated fair values at the dates of acquisition.

The following table summarizes the assets acquired at the acquisition date for acquisitions made during the year ended December 31, 2018 (amounts in thousands):

Purchase Price Allocation
Land	$31,250
Building	225,857
Building improvements	24,240
Land improvements	38,750
Furniture and fixtures	5,119
In-place leases	5,629
Total assets acquired	$330,845

In addition to the summary of assets acquired noted above, the Company capitalized $2.7 million in acquisition costs during the year ended December 31, 2018.

Acquisition of Additional Interests in Properties

In addition to the property acquisitions discussed above, the Company also acquired the noncontrolling partner’s interest in the following properties (dollars in thousands):

Property	Date	Amount	Previous Interest	New Interest
ARIUM Grandewood	November 6, 2017	$3,054	95.0%	100.0%
Park & Kingston (a)	December 29, 2017	483	96.0%	100.0%
Enders Place at Baldwin Park (a)	December 29, 2017	499	89.5%	92.0%
Preston View and Wesley Village (b)	December 29, 2017	3,391	91.8%	100.0%
ARIUM at Palmer Ranch	April 26, 2018	4,174	95.0%	100.0%
ARIUM Gulfshore	April 26, 2018	4,838	95.0%	100.0%
ARIUM Palms	August 29, 2018	3,023	95.0%	100.0%

(a) The additional interests were purchased from Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”) based on a broker’s opinion of value.
(b) The additional interests were purchased from Bluerock Special Opportunity + Income Fund I, LLC (“Fund I”) based on an 8% return on equity from the original purchase dates in February 2017 and March 2017.

Note 6 – Notes and Interest Receivable due from Related Parties

Following is a summary of the notes and accrued interest receivable due from related parties as of December 31, 2018 and 2017 (amounts in thousands):

Property	December 31, 2018	December 31, 2017
Arlo, formerly West Morehead	$24,893	$24,893
Cade Boca Raton, formerly APOK Townhomes	11,854	11,365
Domain at The One Forty, formerly Domain	20,536	20,536
Flagler Village	75,436	53,668
Novel Perimeter, formerly Crescent Perimeter	20,867	20,622
Vickers Historic Roswell, formerly Vickers Village	10,498	9,819
Total	$164,084	$140,903

Following is a summary of the interest income from related parties for the years ended December 31, 2018 and 2017 (amounts in thousands):

Property	December 31, 2018	December 31, 2017
Arlo	$3,687	$3,680
Cade Boca Raton	1,694	1,656
Domain at The One Forty	3,042	2,525
Flagler Village	9,249	44
Novel Perimeter	3,091	17
Vickers Historic Roswell	1,492	8
Total	$22,255	$7,930

Arlo Mezzanine Financing

On December 29, 2016, the Company, through BRG Morehead NC, LLC, an indirect subsidiary, provided a $21.3 million mezzanine loan (the “BRG Arlo Mezz Loan”) to BR Morehead JV Member, LLC (the “Arlo JV Member”), an affiliate of the former Manager. The BRG Arlo Mezz Loan is secured by Arlo JV Member’s approximate 95.0% interest in a multi-tiered joint venture along with Bluerock Special Opportunity + Income Fund II, LLC (“Fund II”), an affiliate of the former Manager, and an unaffiliated third party (the “Arlo JV”), which is developing a 286-unit, Class A apartment community located in Charlotte, North Carolina known as Arlo. On January 5, 2017, the Company increased the amount of the BRG Arlo Mezz Loan to approximately $24.6 million. The BRG Arlo Mezz Loan matures on the earlier of January 5, 2020, or the maturity date of the Arlo Construction Loan, as defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Arlo Mezz Loan can be prepaid without penalty. The Company has the right to exercise an option to purchase, at the greater of a 25 basis point discount to fair market value or 15% internal rate of return for Fund II, up to a 100% common membership interest in Arlo JV Member (the mezzanine borrower), which is 99.5% owned by Fund II and which currently holds an approximate 95.0% interest in the Arlo JV and in the Arlo property, subject to certain promote rights of our unaffiliated development partner.

In conjunction with the Arlo development, on December 29, 2016, the Arlo property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $34.5 million construction loan (the “Arlo Construction Loan”) with an unaffiliated party, of which $29.1 million is outstanding at December 31, 2018, and which is secured by the Arlo property. The Arlo Construction Loan matures on December 29, 2019 and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The Arlo Construction Loan bears interest on a floating basis on the amount drawn based on LIBOR plus 3.75%, subject to a minimum of 4.25%. Regular monthly payments are interest-only until September 2019, with further payments based on twenty-five-year amortization. The Arlo Construction Loan can be prepaid without penalty.

In addition, on December 29, 2016, the Arlo property owner entered into a $7.3 million mezzanine loan with an unaffiliated party, of which $7.3 million is outstanding at December 31, 2018, and which is secured by the membership interest in the joint venture developing the Arlo property. The loan matures on December 29, 2019 and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio, extension of the Arlo Construction Loan and payment of an extension fee. The loan bears interest on a fixed rate of 11.5%. Regular monthly payments are interest-only. The loan can be prepaid prior to maturity provided the lender receives a cumulative return of 30% of its loan amount including all principal and interest paid.

The development was 37% occupied at December 31, 2018.

Cade Boca Raton Mezzanine Financing

On January 6, 2017, the Company, through BRG Boca, LLC (“BRG Boca”), an indirect subsidiary, provided an $11.2 million mezzanine loan (the “BRG Boca Mezz Loan”) to BRG Boca JV Member, LLC (“BR Boca JV Member”), an affiliate of the former Manager. The BRG Boca Mezz Loan is secured by BR Boca JV Member’s approximate 90.0% interest in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an unaffiliated third party (the “Boca JV”), which is developing a 90-unit, Class A apartment community located in Boca Raton, Florida known as Cade Boca Raton. The BRG Boca Mezz Loan matures on the earlier of January 6, 2020, or the maturity of the Boca Construction Loan, as defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Boca Mezz Loan can be prepaid without penalty. The Company has the right to exercise an option to purchase, at the greater of a 25 basis point discount to fair market value or 15% internal rate of return for Fund II, up to a 100% common membership interest in BR Boca JV Member (the mezzanine borrower), which is 99.5% owned by Fund II and which currently holds an approximate 90.0% interest in the Boca JV and in the Cade Boca Raton property, subject to certain promote rights of our unaffiliated development partner.

In conjunction with the Cade Boca Raton development, on December 29, 2016, the Cade Boca Raton property owner, which is owned by an entity in which the Company owns an indirect interest, entered into an $18.7 million construction loan (the “Boca Construction Loan”) with an unaffiliated party, of which $16.9 million is outstanding at December 31, 2018, which is secured by the Cade Boca Raton property. The Boca Construction Loan matures on June 29, 2019 and contains two one-year extensions, subject to certain conditions including a debt service coverage, stabilized occupancy and payment of an extension fee. The Boca Construction Loan requires interest-only payments at prime plus 0.625%, subject to a floor of 4.125% and can be prepaid without penalty. As the current loan matures on June 29, 2019, the Cade Boca Raton property owner is engaged in discussions to refinance the loan.

On November 9, 2018, the Company, through BRG Boca, and on behalf of Fund II, funded a capital call of $0.5 million by increasing its mezzanine loan to BR Boca JV Member. In exchange for contributing Fund II’s share of the total $0.5 million capital call, the Company received an additional 2.5 basis point discount purchase option and has the right to exercise an option to purchase, at the greater of a 27.5 basis point discount to fair market value or 15% internal rate of return for Fund II, up to a 100% common membership interest in BR Boca JV Member.

The development was 8% occupied at December 31, 2018.

Domain at The One Forty Mezzanine Financing

On March 3, 2017, the Company, through BRG Domain Phase 1, LLC (“BRG Domain 1”), an indirect subsidiary, provided a $20.3 million mezzanine loan (the “BRG Domain 1 Mezz Loan”) to BR Member Domain Phase 1, LLC (“BR Domain 1 JV Member”), an affiliate of the former Manager. The BRG Domain 1 Mezz Loan is secured by BR Domain 1 JV Member’s approximate 95.0% interest in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an unaffiliated third party (the “Domain 1 JV”), which is developing a 299-unit, Class A apartment community located in Garland, Texas known as Domain at The One Forty. The BRG Domain 1 Mezz Loan matures on the earlier of March 3, 2020, or the maturity of the Domain 1 Construction Loan, as defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Domain 1 Mezz Loan can be prepaid without penalty. The Company has the right to exercise an option to purchase, at the greater of a 25 basis point discount to fair market value or 15% internal rate of return for Fund II, up to a 100% common membership interest in BR Domain 1 JV Member (the mezzanine borrower), which is 99.5% owned by Fund II and which currently holds an approximate 95.0% interest in the Domain 1 JV and in the Domain at The One Forty property, subject to certain promote rights of our unaffiliated development partner.

In conjunction with the Domain at The One Forty development, on March 3, 2017, the Domain at The One Forty property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $30.3 million construction loan (the “Domain 1 Construction Loan”) with an unaffiliated party, of which $26.3 million is outstanding at December 31, 2018, and which is secured by the Domain at The One Forty property. The Domain 1 Construction Loan matures on March 3, 2020 and contains two one-year extension options, subject to certain conditions including construction completion, a debt service coverage, loan to value ratio and payment of an extension fee. The Domain 1 Construction Loan bears interest on a floating basis on the amount drawn based on LIBOR plus 3.25%. Regular monthly payments are interest-only until March 2020, with further payments based on thirty-year amortization. The Domain 1 Construction Loan can be prepaid without penalty.

In addition, on March 3, 2017, the Domain at The One Forty property owner entered into a $6.4 million mezzanine loan with an unaffiliated party, of which $6.4 million is outstanding at December 31, 2018, and which is secured by the membership interest in the joint venture developing the Domain at The One Forty property. The loan matures on March 3, 2020 and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio, extension of the Domain 1 Construction Loan and payment of an extension fee. The loan bears interest on a fixed rate of 12.5%, with 9.5% paid currently. Regular monthly payments are interest-only. The loan can be prepaid prior to maturity provided the lender receives a minimum profit and 1% exit fee.

The development was 34% occupied at December 31, 2018.

Novel Perimeter Mezzanine Financing

On December 29, 2017, the Company, through BRG Perimeter, LLC (“BRG Perimeter”), an indirect subsidiary, provided a $20.6 million mezzanine loan (the “BRG Perimeter Mezz Loan”) to BR Perimeter JV Member, LLC (“BR Perimeter JV Member”), an affiliate of the former Manager. The BRG Perimeter Mezz Loan is secured by BR Perimeter JV Member’s approximate 60.0% interest in a multi-tiered joint venture along with Fund III, an affiliate of the former Manager, and an unaffiliated third party, which is developing a 320-unit, Class A apartment community located in Atlanta, Georgia known as Novel Perimeter. The BRG Perimeter Mezz Loan matures on the later of December 29, 2021, or the maturity date of the Novel Perimeter Construction Loan, as defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Perimeter Mezz Loan can be prepaid without penalty.

On December 12, 2016, the Novel Perimeter property owner, which is owned by an entity in which the Company owns an indirect interest, entered into an approximately $44.7 million construction loan (the “Novel Perimeter Construction Loan”) with an unaffiliated party, of which $39.2 million is outstanding at December 31, 2018, and which is secured by the Novel Perimeter development. The Novel Perimeter Construction Loan matures December 12, 2020 and contains a one-year extension option subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The Novel Perimeter Construction Loan bears interest at a rate of LIBOR plus 3.00%, with interest only payments until December 12, 2020 and future payments based on thirty-year amortization. The Novel Perimeter Construction Loan can be prepaid without penalty.

The development was 22% occupied at December 31, 2018.

Vickers Historic Roswell Mezzanine Financing

On December 29, 2017, the Company, through BRG Vickers Roswell, LLC (“BRG Vickers”), an indirect subsidiary, provided a $9.8 million mezzanine loan (the “BRG Vickers Mezz Loan”) to BR Vickers Roswell JV Member, LLC (“BR Vickers JV Member”), an affiliate of the former Manager. The BRG Vickers Mezz Loan is secured by BR Vickers JV Member’s approximate 80.0% interest in a multi-tiered joint venture along with Fund III, an affiliate of the former Manager, and an unaffiliated third party (the “Vickers JV”), which is developing a 79-unit, Class A apartment community located in Roswell, Georgia known as Vickers Historic Roswell. The BRG Vickers Mezz Loan matures on the later of December 29, 2020, or the maturity date of the Vickers Construction Loan, as defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The BRG Vickers Mezz Loan can be prepaid without penalty.

On December 22, 2016, the Vickers Historic Roswell property owner, which is owned by an entity in which the Company owns an indirect interest, entered into an approximately $18.0 million construction loan (the “Vickers Construction Loan”) with an unaffiliated party, of which $17.4 million is outstanding at December 31, 2018, and which is secured by the Vickers Historic Roswell development. The Vickers Construction Loan matures December 1, 2020 and bears interest at a rate of LIBOR plus 3.00%, with interest only payments until December 1, 2018 and future payments based on twenty-five-year amortization. The Vickers Construction Loan can be prepaid without penalty.

On August 13, 2018, the Company, through BRG Vickers, and on behalf of Fund III, funded a capital call of $0.3 million by increasing its mezzanine loan to BR Vickers JV Member, which is 99.5% owned by Fund III and which currently holds an approximate 80.0% interest in the Vickers JV. In exchange for contributing Fund III’s share of the total $0.3 million capital call, the Company received the right to exercise an option to purchase, at the greater of a 10 basis point discount to fair market value or 15% internal rate of return for Fund III, up to a 100% common membership interest in BR Vickers JV Member.

On November 9, 2018, the Company, through BRG Vickers, and on behalf of Fund III, funded a capital call of $0.3 million by increasing its mezzanine loan to BR Vickers JV Member. In exchange for contributing Fund III’s share of the total $0.3 million capital call, the Company received an additional 2.5 basis point discount purchase option and has the right to exercise an option to purchase, at the greater of a 12.5 basis point discount to fair market value or 15% internal rate of return for Fund III, up to a 100% common membership interest in BR Vickers JV Member.

The development was 41% occupied at December 31, 2018.

Flagler Village Mezzanine Financing

On December 29, 2017, the Company, through BRG Flagler Village, LLC (“BRG Flagler”), an indirect subsidiary, provided a $53.6 million mezzanine loan (the “BRG Flagler Mezz Loan”) to BR Flagler JV Member, LLC (“BR Flagler JV Member”), an affiliate of the former Manager. The BRG Flagler Mezz Loan was secured by BR Flagler JV Member’s 100.0% interest in a multi-tiered joint venture along with Fund II and Fund III, affiliates of the former Manager, and an unaffiliated third party (the “Flagler JV”), which is developing an approximately 385-unit, Class A apartment community located in Fort Lauderdale, Florida known as Flagler Village. The BRG Flagler Mezz Loan had a maturity date of December 29, 2022 and bore interest at a fixed rate of 15.0%, with interest-only monthly payments during the initial term. The BRG Flagler Mezz Loan can be prepaid without penalty.

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

On March 28, 2018, the Flagler Village property owner, which is owned by an entity in which the Company owns an indirect interest, entered into an approximately $70.4 million construction loan (the “Flagler Construction Loan”) with an unaffiliated party, of which $1,042 is outstanding at December 31, 2018, and which is secured by the Flagler Village development. The Flagler Construction Loan matures March 28, 2022 and contains a one-year extension option, subject to certain conditions including a debt service coverage, loan to value ratio, certificate of occupancy and payment of an extension fee. The Flagler Construction Loan bears interest at the greater of 5.0% or a rate of LIBOR plus 3.85%, with interest only payments until March 28, 2022 and future payments after extension based on thirty-year amortization. The Flagler Construction Loan can be prepaid subject to payment of a make-whole premium and exit fee.

The development was not in lease-up at December 31, 2018.

Note 7 – Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

As of December 31, 2018, the Company, through wholly-owned subsidiaries of the Operating Partnership, had outstanding equity investments in fourteen joint ventures, each of which was created to develop a multifamily property.

Eight of the fourteen equity investments, Alexan CityCentre, Alexan Southside Place, Helios, Leigh House, North Creek Apartments, Riverside Apartments, Wayforth at Concord and Whetstone Apartments, are preferred investments, generate a stated preferred return on outstanding capital contributions, and the Company is not allocated any of the income or loss in the joint ventures. The joint venture is the controlling member in an entity whose purpose is to develop a multifamily property.

The carrying amount of the Company’s preferred equity investments and investments in unconsolidated real estate joint ventures as of December 31, 2018 and 2017 is summarized in the table below (amounts in thousands):

Property	December 31, 2018	December 31, 2017

Alexan CityCentre	$11,205	$9,258
Alexan Southside Place	22,801	20,584
Arlo, formerly West Morehead	14	14
Cade Boca Raton, formerly APOK Townhomes	7	7
Domain at The One Forty, formerly Domain	12	12
Flagler Village	44	30
Helios	19,189	16,360
Leigh House, formerly Lake Boone Trail	13,319	11,930
North Creek Apartments	5,892	—
Novel Perimeter, formerly Crescent Perimeter	12	12
Riverside Apartments	3,600	—
Vickers Historic Roswell, formerly Vickers Village	6	6
Wayforth at Concord	—	—
Whetstone Apartments	12,932	12,932
Total	$89,033	$71,145

The preferred returns and equity in income (loss) of the Company’s unconsolidated real estate joint ventures for the years ended December 31, 2018, 2017 and 2016 is summarized below (amounts in thousands):

Property	December 31, 2018	December 31, 2017	December 31, 2016
Alexan CityCentre	$1,668	$1,395	$1,085
Alexan Southside Place	3,201	2,879	2,605
Arlo	—	—	677
Cade Boca Raton	—	—	226
Domain at The One Forty	—	141	614
Flagler Village	—	(7)	(6)
Helios	2,459	2,454	2,461
Leigh House	1,910	1,770	1,492
North Creek Apartments	108	—	—
Other	—	(26)	530
Riverside Apartments	31	—	—
Whetstone Apartments	935	1,730	1,948
Preferred returns and equity in income of unconsolidated joint ventures	$10,312	$10,336	$11,632

Summary combined financial information for the Company’s investments in unconsolidated real estate joint ventures as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016, is as follows (amounts in thousands):

	December 31, 2018	December 31, 2017
Balance Sheets:
Real estate, net of depreciation	$577,624	$399,111
Other assets	45,324	62,667
Total assets	$622,948	$461,778

Mortgage payable	$480,903	$325,702
Other liabilities	21,250	25,956
Total liabilities	$502,153	$351,658
Members’ equity	120,795	110,120
Total liabilities and members’ equity	$622,948	$461,778

	December 31, 2018	December 31, 2017	December 31, 2016
Operating Statement:
Rental revenues	$19,222	$5,517	$6,652
Operating expenses	(14,824)	(4,990)	(3,760)
Income before debt service, acquisition costs, and depreciation and amortization	4,398	527	2,892
Interest expense, net	(12,935)	(3,098)	(1,409)
Acquisition costs	—	—	(3)
Depreciation and amortization	(10,385)	(3,384)	(2,881)
Operating loss	(18,922)	(5,955)	(1,401)
Gain on sale	—	—	16,733
Net (loss) income	$(18,922)	$(5,955)	$15,332

Alexan CityCentre Interests

On July 1, 2014, through BRG T&C BLVD Houston, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Bluerock Growth Fund, LLC (“BGF”), Bluerock Growth Fund II, LLC (“BGF II”), Fund II and Fund III, affiliates of the former Manager, and an unaffiliated third party (the “Alexan CityCentre JV”), to develop a 340-unit, Class A apartment community located in Houston, Texas, known as Alexan CityCentre. The Company has made a commitment to invest in $11.2 million of preferred equity interests in BR T&C BLVD JV Member, LLC, all of which has been funded as of December 31, 2018 (of which, $6.5 million and $4.7 million earns a 15% and 20% preferred return, respectively). The Alexan CityCentre JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid return on the earlier date which is six months following the maturity of the construction loan, detailed below, including extension and refinancing, or any earlier acceleration or due date.

On June 7, 2016, the Alexan CityCentre property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a loan modification agreement to amend the terms of its construction loan financing the construction and development of the Alexan CityCentre property (the “Alexan Development”). The maximum principal amount available to the borrower under the terms of the modified loan is $55.1 million, of which approximately $55.1 million is outstanding at December 31, 2018. The loan matures on January 1, 2020, subject to a single one-year extension exercisable at the option of the borrower. The interest rate on the loan is a variable per annum rate equal to the prime rate plus 0.5% or LIBOR plus 3.00%, at the borrower’s option. The loan requires monthly interest payments until the maturity date, after which $60,000 monthly payments of principal will be required in addition to payment of accrued interest during the maturity extension period. Certain unaffiliated third parties agreed to guaranty the completion of the development of the Alexan Development and provided partial guaranties of the borrower’s principal and interest obligations under the loan.

The Company had the right, in its sole discretion, to convert its preferred membership interest into a common membership interest for a period of six months from the date upon which 70% of the units in Alexan CityCentre had been leased and occupied. The six-month period during which the Company had the right to convert commenced on January 21, 2018, the date on which Alexan Development achieved 70% leased and occupied units. The Company did not elect to convert into a common membership and its option to convert expired on July 21, 2018.

The development was 93% occupied at December 31, 2018.

Alexan Southside Place Interests

On January 12, 2015, through BRG Southside, LLC (“BRG Southside”), a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II and Fund III, affiliates of the former Manager, and an unaffiliated third party (the “Alexan Southside JV”), to develop a 270-unit, Class A apartment community located in Houston, Texas, known as Alexan Southside Place. Alexan Southside Place is developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC (“BR Bellaire BLVD”), as tenant under an 85-year ground lease. The Company has made a commitment to invest in $22.8 million of preferred equity interests in BR Southside Member, LLC, all of which has been funded as of December 31, 2018. The Alexan Southside JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid return on the earlier date which is six months following the maturity of the loan, detailed below, including extension and refinancing, or any earlier acceleration or due date.

In conjunction with the Alexan Southside development, on April 7, 2015, BR Bellaire BLVD, which is owned by an entity in which the Company owns an indirect interest, entered into a $31.8 million construction loan, of which $31.7 million is outstanding at December 31, 2018, which is secured by its interest in the Alexan Southside Place property. The loan matures on April 7, 2019 and contains a one-year extension option, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on the base rate plus 1.25% or LIBOR plus 2.25%, at the borrower’s option. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on thirty-year amortization. The loan can be prepaid without penalty. As the current loan matures on April 7, 2019, BR Bellaire BLVD is engaged in discussions to refinance the loan.

On November 9, 2018, the Company, through BRG Southside, entered into an amended agreement with Fund II and Fund III (together “the Funds”) that reduced the Company’s preferred return in exchange for certain grants made by the Funds. The Company’s previous preferred return of 15% per annum was reduced as follows: (i) 6.5% per annum effective November 9, 2018 through the end of calendar year 2019, (ii) 5.0% per annum for the calendar year 2020, and (iii) 3.5% per annum for the calendar year 2021 and thereafter. The Funds agreed to (i) grant the Company a right to compel a sale of the project beginning November 1, 2021 and (ii) grant the Company a 50.0% participation in any profits achieved in a sale after the Company receives its full preferred return and repayment of principal, and the Funds receive full return of their capital contributions. The Funds are obligated to fund their prorata share of future capital calls, absent a default event. If a default event shall occur and is continuing at the time of a sale, BRG Southside would be entitled to 100% of the profits after the Funds receive full return of their capital contributions. Additionally, the Company agreed to extend the mandatory redemption date of its preferred equity to be reflective of any changes in the loan maturity date as a result of refinancing.

The development was 85% occupied at December 31, 2018.

Arlo Interests

On January 6, 2016, through BRG Morehead NC, LLC (“BRG Arlo”), a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an unaffiliated third party, to develop a 286-unit, Class A apartment community located in Charlotte, North Carolina known as Arlo. On December 26, 2016, (i) Fund II redeemed the preferred equity investment held by BRG Arlo in Arlo JV Member for $6.5 million, (ii) BRG Arlo maintained a 0.5% common interest in Arlo JV Member, and (iii) the Company, through BRG Arlo, provided a mezzanine loan in the amount of $21.3 million to Arlo JV Member. See Note 6 for further details regarding Arlo and the BRG Arlo Mezz Loan.

Cade Boca Raton Interests

On September 1, 2016, through BRG Boca, a wholly-owned subsidiary of its Operating Partnership, the Company made an investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an unaffiliated third party, to develop a 90-unit Class A apartment community located in Boca Raton, Florida known as Cade Boca Raton. On January 6, 2017, (i) Fund II substantially redeemed the common equity investment held by BRG Boca in BR Boca JV Member for $7.3 million, (ii) BRG Boca maintained a 0.5% common interest in BR Boca JV Member, and (iii) the Company, through BRG Boca, provided a mezzanine loan in the amount of $11.2 million to BR Boca JV Member. See Note 6 for further details regarding Cade Boca Raton and the BRG Boca Mezz Loan.

Domain at The One Forty Interests

On November 20, 2015, through a wholly-owned subsidiary of its Operating Partnership, BRG Domain I, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an unaffiliated third party, to develop a 299-unit, Class A apartment community located in Garland, Texas known as Domain at The One Forty. On March 3, 2017, (i) Fund II substantially redeemed the preferred equity investment held by BRG Domain 1 in BR Domain 1 JV Member for $7.1 million, (ii) BRG Domain 1 maintained a 0.5% common interest in BR Domain 1 JV Member, and (iii) the Company, through BRG Domain 1, provided a mezzanine loan in the amount of $20.3 million to BR Domain 1 JV Member. See Note 6 for further details regarding Domain at The One Forty and the BRG Domain 1 Mezz Loan.

Flagler Village Interests

On December 18, 2015, through BRG Flagler, a wholly-owned subsidiary of its Operating Partnership, the Company made an investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an unaffiliated third party, to develop an approximately 385-unit, Class A apartment community located in Fort Lauderdale, Florida known as Flagler Village. On December 29, 2017, (i) Fund II substantially redeemed the equity investment held by BRG Flagler in BR Flagler JV Member for $26.3 million, (ii) BRG Flagler maintained a 0.5% common interest in BR Flagler JV Member, and (iii) the Company, through BRG Flagler, provided a mezzanine loan in the amount of $53.6 million to BR Flagler JV Member, which was restated and increased to $74.6 million in March 2018. See Note 6 for further details regarding Flagler Village and the BRG Flagler Mezz Loan.

Helios Interests

On May 29, 2015, through BRG Cheshire, LLC (“BRG Cheshire”), a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund III, an affiliate of the former Manager, and an unaffiliated third party (the “Helios JV”), to develop a 282-unit, Class A apartment community located in Atlanta, Georgia known as Helios. The Company has made a commitment to invest in $19.2 million of preferred equity interests in BR Cheshire Member, LLC, all of which has been funded as of December 31, 2018. The Helios JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid return on the earlier date which is six months following the maturity of the loan, detailed below, including refinancing, or any earlier acceleration or due date.

In conjunction with the Helios development, on December 16, 2015, the Helios property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $38.1 million construction loan. The construction loan was secured by the fee simple interest in the Helios property with an original maturity date of December 16, 2018. In November, the loan was modified to extend the maturity date to February 16, 2019. On December 28, 2018, the Helios property owner refinanced the construction loan and entered into a $39.5 million senior mortgage loan (“senior loan”), which is secured by the Helios property, and paid off the previous construction loan of $38.1 million. The Helios property owner accounted for the refinancing as an extinguishment of debt. The senior loan matures on January 1, 2029 and bears interest at a floating basis of LIBOR plus 1.75%, with interest only payments through January 2023, and then monthly payments based on thirty-year amortization. On or after September 29, 2028, the loan may be prepaid without prepayment fee or yield maintenance.

On November 9, 2018, the Company, through BRG Cheshire, entered into an amended agreement with Fund III that reduced the Company’s preferred return in exchange for certain grants made by Fund III. The Company’s previous preferred return of 15% per annum was reduced as follows: (i) 7.0% per annum effective November 9, 2018 through the end of calendar year 2019, (ii) 6.0% per annum for the calendar year 2020, and (iii) 4.5% per annum for the calendar year 2021 and thereafter. Fund III agreed to (i) grant the Company a right to compel a sale of the project beginning November 1, 2021 and (ii) grant the Company a 50.0% participation in any profits achieved in a sale after the Company receives its full preferred return and repayment of principal, and Fund III receives full return of its capital contribution. Fund III is obligated to fund its prorata share of future capital calls, absent a default event. If a default event shall occur and is continuing at the time of a sale, BRG Cheshire would be entitled 100% of the profits after Fund III receives full return of its capital contribution. Additionally, the Company agreed to extend the mandatory redemption date of its preferred equity to be reflective of any changes in the loan maturity date as a result of refinancing.

The development was 90% occupied at December 31, 2018.

Leigh House Interests

On December 18, 2015, through BRG Lake Boone, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an unaffiliated third party (the “Leigh House JV”), to develop a 245-unit, Class A apartment community located in Raleigh, North Carolina known as Leigh House. The Company has the right, in its sole discretion, to convert its preferred membership interest into a common membership interest for a period of six months from the date upon which 70% of the units in Leigh House have been leased and occupied. The Company has made a commitment to invest in $13.3 million of preferred equity interests in BR Lake Boone JV Member, LLC, all of which has been funded at December 31, 2018 (of which, $11.9 million and $1.4 million earns a 15% and 20% preferred return, respectively). The Leigh House JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid return on the earlier date which is six months following the maturity of the construction loan, detailed below, including extension, or any earlier acceleration or due date.

In conjunction with the Leigh House development, on June 23, 2016, the Leigh House property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $25.2 million construction loan which is secured by the fee simple interest in the Leigh House property, of which $24.8 million is outstanding as of December 31, 2018. The loan matures on December 23, 2019 and contains one extension option for one year to five years, subject to certain conditions including construction completion, a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.65%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on thirty-year amortization. The loan can be prepaid without penalty.

The six-month period during which the Company has the right to convert its preferred membership interest into a common membership interest commenced on August 9, 2018, the date on which Leigh House achieved 70% leased and occupied units. As of December 31, 2018, the Company has not elected to convert into a common membership interest.

The development was 90% occupied at December 31, 2018.

North Creek Apartments Interests

On October 29, 2018, through BRG Leander Investor, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a preferred equity investment in a multi-tiered joint venture with an unaffiliated third party (the “North Creek JV”) to develop an approximately 259-unit, Class A apartment community located in Leander, Texas to be known as North Creek Apartments. The Company has made a commitment to invest in $17.9 million of preferred equity interests in BR SW Leander JV, LLC, of which $5.9 million has been funded as of December 31, 2018. The Company will earn an 8.5% current return and a 4.0% accrued return, for a total preferred return of 12.5% on outstanding capital contributions. The North Creek JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on October 29, 2023 (extended by one year if the property has not yet reached stabilization) or earlier upon the occurrence of certain events.

In conjunction with the North Creek Apartments development, on October 29, 2018, the North Creek Apartments property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $23.6 million construction loan which is secured by the fee simple interest in the North Creek Apartments property, of which approximately $6,005 is outstanding at December 31, 2018. The loan matures on October 29, 2021 and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on the greater of 6.06% or one-month LIBOR plus 3.75%. Regular monthly payments are interest-only through April 2021, and then monthly payments based on thirty-year amortization. The loan can be prepaid without penalty, subject to a make-whole provision.

Novel Perimeter Interests, formerly known as Crescent Perimeter

On December 12, 2016, through BRG Perimeter, a wholly-owned subsidiary of the Operating Partnership, the Company made a common equity investment of approximately $15.2 million to obtain an approximately 60% interest in a multi-tiered joint venture structure along with Fund III, an affiliate of the former Manager, and an unaffiliated third party, to acquire a tract of real property located in Atlanta, Georgia for the development of a 320-unit, Class A apartment community known as Novel Perimeter. The acquisition was accounted for as an asset acquisition.

On December 29, 2017, (i) Fund III substantially redeemed the common equity investment held by BRG Perimeter in BR Perimeter JV Member for $15.3 million, (ii) BRG Perimeter maintained a 0.5% common interest in BR Perimeter JV Member, and (iii) the Company, through BRG Perimeter, provided a mezzanine loan in the amount of $20.6 million to BR Perimeter JV Member. See Note 6 for further details regarding Novel Perimeter and the BRG Perimeter Mezz Loan.

Riverside Apartments Interests

On December 6, 2018, through BRG Montopolis Investor, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a preferred equity investment in a multi-tiered joint venture with an unaffiliated third party (the “Riverside JV”) to develop an approximately 222-unit, Class A apartment community located in Austin, Texas to be known as Riverside Apartments. The Company has made a commitment to invest in $15.6 million of preferred equity interests in BR SW Montopolis JV, LLC, of which $3.6 million has been funded as of December 31, 2018. The Company will earn an 8.5% current return and a 4.0% accrued return, for a total preferred return of 12.5% on outstanding capital contributions. The Riverside JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on November 21, 2023 (extended by one year if the property has not yet reached stabilization) or earlier upon the occurrence of certain events.

In conjunction with the Riverside Apartments development, on December 6, 2018, the Riverside Apartments property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $20.2 million construction loan which is secured by the fee simple interest in the Riverside Apartments property, of which approximately $1,000 is outstanding at December 31, 2018. The loan matures on December 6, 2021 and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on the greater of 6.14% or one-month LIBOR plus 3.75%. Regular monthly payments are interest-only through June 2021, and then monthly payments based on thirty-year amortization. The loan can be prepaid without penalty, subject to a make-whole provision.

Vickers Historic Roswell Interests, formerly known as Vickers Village

On December 22, 2016, through BRG Vickers, a wholly-owned subsidiary of the Operating Partnership, the Company made a common equity investment of approximately $8.5 million to obtain an approximately 80% interest in a multi-tiered joint venture structure along with Fund III, an affiliate of the former Manager, and an unaffiliated third party, for the development of a 79-unit, Class A apartment community in the Roswell submarket of Atlanta, Georgia known as Vickers Village. The acquisition was accounted for as an asset acquisition.

On December 29, 2017, (i) Fund III substantially redeemed the common equity investment held by BRG Vickers in BR Vickers JV Member for $8.7 million, (ii) BRG Vickers maintained a 0.5% common interest in BR Vickers JV Member, and (iii) the Company, through BRG Vickers, provided a mezzanine loan in the amount of $9.8 million to BR Vickers Roswell JV Member. See Note 6 for further details regarding Vickers Village and the BRG Vickers Mezz Loan.

Wayforth at Concord Interests

On November 9, 2018, through BRG Wayforth Investor, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company entered into a multi-tiered joint venture agreement with an unaffiliated third party (the “Wayforth JV”) to develop an approximately 150-unit, Class A apartment community located in Concord, North Carolina to be known as Wayforth at Concord. The Company has made a commitment to invest in $6.5 million of preferred equity interests in Wayforth at Concord, LLC, of which none has been funded as of December 31, 2018. The Company will begin funding capital once the unaffiliated third party has contributed its full common equity commitment. The Company will earn a 9.0% current return and a 4.0% accrued return, for a total preferred return of 13.0% on outstanding capital contributions. The Wayforth JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on November 9, 2023 (extended one year if the property has not yet reached stabilization) or earlier upon the occurrence of certain events.

In conjunction with the Wayforth at Concord development, on November 9, 2018, the Wayforth at Concord property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a $22.3 million construction loan which is secured by the fee simple interest in the Wayforth at Concord property, of which none is outstanding at December 31, 2018. The loan matures on November 9, 2021 and contains two one-year extension options, subject to certain conditions including a debt service coverage, loan to value ratio and payment of an extension fee. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.50%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on thirty-year amortization. The loan can be prepaid without penalty.

Whetstone Apartments Interests

On May 20, 2015, through BRG Whetstone Durham, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a convertible preferred equity investment in a multi-tiered joint venture along with Fund III, an affiliate of the former Manager, and an unaffiliated third party, to acquire a 204-unit, Class A apartment community located in Durham, North Carolina known as Whetstone Apartments. The Company has made a commitment to invest in $12.9 million of preferred equity interests in BR Whetstone Member, LLC, all of which has been funded as of December 31, 2018. On October 2, 2016, the Company entered into an agreement that provided for an extended twelve-month period in which it had a right to convert into common ownership. The Company did not elect to convert into common ownership on October 6, 2017, and therefore its preferred return decreased to 6.5%. Effective April 1, 2017, Whetstone Apartments ceased paying its preferred return on a current basis. The accrued preferred return of $2.2 million and $1.2 million as of December 31, 2018 and December 31, 2017, respectively, is included in due from affiliates in the consolidated balance sheets. The Company has evaluated the preferred equity investment and accrued preferred return and determined that the investment is fully recoverable. The development was 97% occupied at December 31, 2018.

On October 6, 2016, the Whetstone Apartments property owner, which is owned by an entity in which the Company owns an indirect interest, entered into a mortgage loan of approximately $26.5 million secured by the Whetstone Apartments property, of which $26.0 million is outstanding as of December 31, 2018. The loan matures on November 1, 2023. The loan bears interest at a fixed rate of 3.81%. Regular monthly payments were interest-only until November 1, 2017, with monthly payments beginning December 1, 2017 based on thirty-year amortization. The loan may be prepaid with the greater of 1% prepayment fee or yield maintenance until October 31, 2021, and thereafter at par. The loan is nonrecourse to the Company and its joint venture partners with certain standard scope non-recourse carve-outs for certain deeds, acts or failures to act on the part of the Company and the joint venture partners.

Note 8 – Revolving credit facility

The outstanding balances on the revolving credit facilities as of December 31, 2018 and 2017 are as follows (amounts in thousands):

Revolving credit facilities	December 31, 2018	December 31, 2017
Senior Credit Facility	$67,709	$67,670
Amended Junior Credit Facility	14,500	—
Total	$82,209	$67,670

Senior Credit Facility

On October 4, 2017, the Company, through its Operating Partnership, entered into a credit agreement (the “Senior Credit Facility”) with KeyBank National Association (“KeyBank”) and a syndicate of other lenders. The Senior Credit Facility provided for an initial loan commitment amount of $150 million, which commitment contained an accordion feature to a maximum commitment of up to $250 million.

The Senior Credit Facility matures on October 4, 2020 and contains a one-year extension option, subject to certain conditions and the payment of an extension fee. Borrowings under the Senior Credit Facility bear interest, at the Company’s option, at LIBOR plus 1.80% to 2.45%, or the base rate plus 0.80% to 1.45%, depending on the Company’s leverage ratio. The weighted average interest rate was 4.66% at December 31, 2018. The Company pays an unused fee at an annual rate of 0.20% to 0.25% of the unused portion of the Senior Credit Facility, depending on the amount of borrowings outstanding. The Senior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio, and minimum tangible net worth. At December 31, 2018, the Company was in compliance with all covenants under the Senior Credit Facility. The Company has guaranteed the obligations under the Senior Credit Facility and provided certain properties as collateral.

On December 28, 2018, the Company elected to reduce the initial loan commitment amount of the Secured Credit Facility from $150 million to $75 million, and the maximum commitment of the accordion feature was reduced from $250 million to $175 million.

Amended Junior Credit Facility

On March 20, 2018, the Company, through a subsidiary of its Operating Partnership, entered into a credit agreement (the “Junior Credit Facility”) with KeyBank and other lenders. The Junior Credit Facility provided for a maximum loan commitment amount of $50 million.

The Junior Credit Facility had a maturity date of March 20, 2019. Borrowings under the Junior Credit Facility bore interest, at the Company’s option, at LIBOR plus 4.0%, or the base rate plus 3.0%. The Company paid an unused fee at an annual rate of 0.35% to 0.40% of the unused portion of the Junior Credit Facility, depending on the amount of borrowings outstanding.

On December 21, 2018, the Company, through a subsidiary of its Operating Partnership, entered into an amended and restated, in its entirety, Junior Credit Facility (the “Amended Junior Credit Facility”). The Amended Junior Credit Facility provides for a revolving loan facility and a term loan facility with maximum commitment amounts of $50 million and $25 million, respectively. The revolving loan facility matures on December 21, 2019, with borrowings under the revolving loan facility bearing interest, at the Company’s option, at LIBOR plus 3.5%, or the base rate plus 2.5%. The weighted average interest rate of the revolving loan facility was 5.94% at December 31, 2018. The Company pays an unused fee at an annual rate of 0.35% to 0.40% of the unused portion of the revolving loan facility, depending on the amount of borrowings outstanding. The term loan facility matures 180 days after the earlier of (i) the date on which the Company draws the maximum commitment amount of $25 million or (ii) March 31, 2019. The Amended Junior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio, minimum tangible net worth and minimum equity raise and collateral values.

At December 31, 2018, the Company was in compliance with all covenants under the Amended Junior Credit Facility. The Company has guaranteed the obligations under the Amended Junior Credit Facility and has pledged certain assets as collateral.

The availability of borrowings under the revolving credit and term loan facilities at December 31, 2018 is based on the collateral and compliance with various ratios related to those assets and was approximately $48.3 million.

Note 9 – Mortgages Payable

The following table summarizes certain information as of December 31, 2018 and 2017, with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of December 31, 2018
Property	December 31, 2018	December 31, 2017	Interest Rate	Interest-only through date	Maturity Date

Fixed Rate:
ARIUM at Palmer Ranch	$41,348	$26,925	4.41%	May 2020	May 1, 2025
ARIUM Grandewood (1)	19,713	—	4.35%	July 2020	July 1, 2025
ARIUM Gulfshore	—	32,626	—	—	—
ARIUM Hunter’s Creek	72,294	72,294	3.65%	November 2019	November 1, 2024
ARIUM Metrowest	64,559	—	4.43%	May 2021	May 1, 2025
ARIUM Pine Lakes	26,950	26,950	3.95%	Interest-only	November 1, 2023
ARIUM Westside	52,150	52,150	3.68%	August 2021	August 1, 2023
Ashford Belmar	100,675	—	4.53%	December 2022	December 1, 2025
Ashton Reserve I	30,878	31,401	4.67%	(2)	December 1, 2025
Citrus Tower	41,438	41,438	4.07%	October 2019	October 1, 2024
Enders Place at Baldwin Park (3)	23,822	24,287	4.30%	(2)	November 1, 2022
James on South First	26,500	26,500	4.35%	January 2019	January 1, 2024
Outlook at Greystone	22,105	—	4.30%	June 2021	June 1, 2025
Park & Kingston (4)	18,432	18,432	3.41%	Interest-only	April 1, 2020
Plantation Park	26,625	—	4.64%	July 2024	July 1, 2028
Roswell City Walk	51,000	51,000	3.63%	December 2019	December 1, 2026
Sovereign	28,227	28,788	3.46%	(2)	November 10, 2022
The Brodie	34,825	34,825	3.71%	(2)	December 1, 2023
The Links at Plum Creek	40,000	—	4.31%	April 2020	October 1, 2025
The Mills	26,298	26,777	4.21%	(2)	January 1, 2025
The Preserve at Henderson Beach	35,602	36,311	4.65%	(2)	January 5, 2023
Villages of Cypress Creek	26,200	26,200	3.23%	October 2020	October 1, 2022 (5)
Wesley Village	40,545	40,545	4.25%	April 2019	April 1, 2024

Floating Rate (6):
ARIUM Glenridge	49,500	48,431	3.68%	September 2021	September 1, 2025
ARIUM Grandewood (1)	19,672	34,294	3.75%	July 2020	July 1, 2025
ARIUM Palms	30,320	24,999	3.75%	September 2020	September 1, 2025
Ashton Reserve II	15,213	15,270	3.85%	August 2022	August 1, 2025
Marquis at Crown Ridge	28,634	29,217	3.96%	(2)	June 1, 2024 (7)
Marquis at Stone Oak	42,725	43,125	3.96%	(2)	June 1, 2024 (7)
Marquis at The Cascades I	32,899	33,207	3.96%	(2)	June 1, 2024 (7)
Marquis at The Cascades II	22,960	23,175	3.96%	(2)	June 1, 2024 (7)
Marquis at TPC	16,826	17,184	3.96%	(2)	June 1, 2024 (7)
Preston View	41,657	41,066	3.85%	August 2022	August 1, 2025
Sorrel	38,684	38,684	4.64%	November 2019	May 1, 2023
Veranda at Centerfield	26,100	—	3.60%	July 2021	July 26, 2023 (5)
Total	1,215,376	946,101
Fair value adjustments	2,204	2,638
Deferred financing costs, net	(11,444)	(9,245)
Total	$1,206,136	$939,494

(1)	ARIUM Grandewood has a fixed rate loan and a floating rate loan.
(2)	The loan requires monthly payments of principal and interest.
(3)	The principal balance includes a $16.2 million loan at a fixed rate of 3.97% and a $7.6 million supplemental loan at a fixed rate of 5.01%.
(4)	The principal balance includes a $15.3 million loan at a fixed rate of 3.21% and a $3.2 million supplemental loan at a fixed rate of 4.34%.
(5)	The loan has two one-year extension options subject to certain conditions.
(6)	All the Company’s floating rate mortgages bear interest at one-month LIBOR + margin. In December 2018, one-month LIBOR in effect was 2.35%. LIBOR rate is subject to a rate cap. Please refer to Note 11 for further information.
(7)	The loan can be extended, subject to certain conditions, in connection with an election to convert to a fixed interest rate loan.

Deferred financing costs

Costs incurred in obtaining long-term financing are amortized on a straight-line basis to interest expense over the terms of the related financing agreements, as applicable, which approximates the effective interest method. Amortization of deferred financing costs, including the amounts related to the Revolving credit facilities, was $4.3 million, $2.5 million and $1.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Fair value adjustments of debt

The Company records a fair value adjustment based upon the fair value of the loans on the date they were assumed in conjunction with acquisitions. The fair value adjustments are being amortized to interest expense over the remaining life of the loans. Amortization of fair value adjustments was $0.4 million, $0.3 million and $0.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Loss on Extinguishment of Debt and Modification Costs

Upon repayment of or in conjunction with a material change (i.e. a 10% or greater difference in the cash flows between instruments) in the terms of an underlying debt agreement, the Company writes-off any unamortized deferred financing costs and fair market value adjustments related to the original debt that was extinguished. Prepayment penalties incurred on the early repayment of debt and costs incurred in a debt modification that are not capitalized are also included in loss on extinguishment of debt and debt modification costs on the consolidated statements of operations.

Refinancing of ARIUM Gulfshore

On April 26, 2018, the Company, with borrowings under the Senior Credit Facility and secured by the ARIUM Gulfshore property, paid off the previous loan of $32.6 million plus prepayment costs of approximately $0.3 million. The Company accounted for the refinancing as an extinguishment of debt.

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

Master Credit Facility with Fannie Mae

On April 30, 2018, the Company, through certain subsidiaries of the Operating Partnership, entered into a Master Credit Facility Agreement (the “Fannie Facility”), which was issued through Fannie Mae’s Multifamily Delegated Underwriting and Servicing Program. The Fannie Facility includes certain restrictive covenants, including indebtedness, liens, investments, mergers and asset sales, and distributions. The Fannie Facility also contains events of default, including payment defaults, covenant defaults, bankruptcy events, and change of control events. Each note under the Fannie Facility is cross-defaulted and cross-collateralized and the Company has guaranteed the obligations under the Fannie Facility. As of December 31, 2018, the mortgage loans secured by ARIUM Grandewood, ARIUM Metrowest, Ashton Reserve II, Outlook at Greystone and Preston View were issued under the Fannie Facility.

The following information is presented with respect to the Company’s refinancing activity under its Fannie Facility.

Refinancing of Ashton Reserve II

On July 31, 2018, the Fannie Facility provided for a $15.2 million variable rate advance, which was used with additional funding at close to pay off the previous loan of $15.3 million plus prepayment costs of approximately $0.2 million. The Company accounted for the refinancing as an extinguishment of debt.

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

Debt maturities

As of December 31, 2018, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2019	$7,365
2020	30,753
2021	15,905
2022	91,472
2023	221,215
Thereafter	848,666
$1,215,376
Add: Unamortized fair value debt adjustment	2,204
Subtract: Deferred financing costs	(11,444)
Total	$1,206,136

The net book value of real estate assets providing collateral for these above borrowings, including the Senior Credit Facility, Amended Junior Credit Facility and Fannie Facility, was $1,691.2 million as of December 31, 2018.

The mortgage loans encumbering the Company’s properties are generally nonrecourse, subject to certain exceptions for which the Company would be liable for any resulting losses incurred by the lender.  These exceptions vary from loan to loan but generally include fraud or a material misrepresentation, misstatement or omission by the borrower, intentional or grossly negligent conduct by the borrower that harms the property or results in a loss to the lender, filing of a bankruptcy petition by the borrower, either directly or indirectly, and certain environmental liabilities.  In addition, upon the occurrence of certain events, such as fraud or filing of a bankruptcy petition by the borrower, the Company or our joint ventures would be liable for the entire outstanding balance of the loan, all interest accrued thereon and certain other costs, including penalties and expenses. The mortgage loans generally have a period where a prepayment fee or yield maintenance would be required.

Note 10 – Fair Value of Financial Instruments

As of December 31, 2018 and December 31, 2017, based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $1,205.0 million and $940.7 million, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $1,217.6 million and $948.7 million, respectively.  The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs, as defined in ASC Topic 820, “Fair Value Measurement”) for similar types of borrowing arrangements.

Note 11 – Derivative Financial Instruments

Risk Management Objective of Using Derivatives

The Company is exposed to certain risk arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings.

The Company’s objectives in using interest rate derivative financial instruments are to add stability to interest expense and to manage the Company’s exposure to interest rate movements. To accomplish these objectives, the Company primarily uses interest rate caps as part of its interest rate risk management strategy. Interest rate caps involve the receipt of variable-rate amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an up-front premium.

The Company has not designated any of the interest rate derivatives as hedges. Although these derivative financial instruments were not designated or did not qualify for hedge accounting, the Company believes the derivative financial instruments are effective economic hedges against increases in interest rates. The Company does not use derivative financial instruments for trading or speculative purposes.

As of December 31, 2018, the Company had interest rate caps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying variable interest rate for $415.2 million of the Company’s floating rate debt.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2018 and 2017 and the effect of Company's derivative financial instruments on the consolidated statements of operations for the years ended December 31, 2018, 2017, and 2016 (amounts in thousands):

Derivatives not designated as hedging instruments under ASC 815-20	Balance Sheet Location	Fair values of derivative instruments as of December 31,		Location of Gain or (Loss) Recognized in Income	The Effect of Derivative Instruments on the Statement of Operations for the Years Ended December 31,
		2018	2017		2018	2017	2016
Interest rate caps	Accounts receivable, prepaids and other assets	$2,596	$ —	Interest Expense	$(2,846)	$ —	$ —

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company's default on the indebtedness.

Note 12 – Related Party Transactions

As holders of shares of the Company’s Class A common stock issued in the contribution transactions in connection with the IPO, Fund II and Fund III and their respective managers have certain registration rights covering the resale of their shares of Class A common stock. In addition, BR-NPT Springing Entity, LLC and Bluerock Property Management, LLC, as holders of OP Units issued in the contribution transactions, and the former Manager and Bluerock Multifamily Advisor, LLC, the Company’s former advisor, as holders of OP Units or LTIP Units, have certain registration rights covering the resale of shares of the Class A common stock issued or issuable, at the Company’s option, in exchange for OP Units, including OP Units into which LTIP Units may be converted. On January 13, 2016, the Company filed, and on January 29, 2016, the SEC declared effective, a resale registration statement on Form S-3 (File No. 333-208988) (the “Resale Registration Statement”) with respect to the resale of their shares of Class A common stock, including the Class A common stock issued or issuable, at the Company’s option, in exchange for OP Units, including OP Units into which LTIP Units may be converted.

Management Agreement

While the Company was externally managed prior to the Internalization, the Management Agreement required the former Manager to manage the Company’s business affairs in conformity with the investment guidelines and other policies that were approved and monitored by the Company’s Board. The former Manager acted under the supervision and direction of the Board. Specifically, the former Manager was responsible for (1) the selection, purchase and sale of the Company’s investment portfolio, (2) the Company’s financing activities, and (3) providing the Company with advisory and management services. The former Manager provided the Company with a management team, including a chief executive officer, president, chief accounting officer and chief operating officer, along with appropriate support personnel.

The Company paid the former Manager a base management fee calculated quarterly based on the Company’s stockholders’ existing and contributed equity for the most recently completed calendar quarter and payable in quarterly installments in arrears. The base management fee was payable independent of the performance of the Company’s investments. The Company amended the Management Agreement to provide that the base management fee could be payable in cash or LTIP Units, at the election of the Board. The number of LTIP Units issued for the base management fee or incentive fee was based on the fees earned divided by the 5-day trailing average Class A common stock price prior to issuance. For the year ended December 31, 2016, base management fees for the former Manager of $6.4 million were expensed. For the year ended December 31, 2017, base management fees for the former Manager of $8.7 million were expensed and paid through the issuance of 783,881 LTIP Units.

The Company also paid the former Manager an incentive fee with respect to each calendar quarter in arrears. For the year ended December 31, 2016, incentive fees for the former Manager of $0.2 million were expensed. For the year ended December 31, 2017, incentive fees of $4.0 million were expensed and paid through the issuance of 333,848 LTIP Units.

Management fee expense was recorded in 2017 and 2016 related to the vesting of 179,562 LTIP Units granted in connection with the IPO and was based on the Class A common stock closing price at the vesting date or end of the period, as applicable. These LTIP Units vested over a three-year period that began in April 2014. For the years ended December 31, 2017 and 2016, the management fee expense related to the vesting of these LTIP Units and recorded as part of general and administrative expenses was $0.01 million and $0.4 million, respectively.

On August 3, 2016, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the former Manager. The equity grant consisted of 176,610 LTIP Units (the “2016 LTIP Units”). The 2016 LTIP Units will vest ratably over a three-year period that began in August 2016, subject to certain terms and conditions. In conjunction with the Internalization, 212,203 outstanding LTIP Units issued as incentive equity to our former Manager (of which, 117,740 were 2016 LTIP Units and 94,463 were LTIP Units issued in 2015 (the “2015 LTIP Units”)) became vested in accordance with their original terms. These LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock.

LTIP expense of $2.2 million and $2.4 million was recorded as part of general and administrative expenses for the years ended December 31, 2017 and 2016, respectively, related to the 2015 LTIP Units and the 2016 LTIP Units. The expense recognized during 2017 and 2016 was based on the Class A common stock closing price at the vesting date or the end of the period, as applicable.

The Company was also required to reimburse the former Manager for certain expenses and pay all operating expenses, except those specifically required to be borne by the former Manager under the Management Agreement. Reimbursements of $1.5 million and $0.6 million were expensed during the years ended December 31, 2017 and 2016, respectively, and were recorded as part of general and administrative expenses.

The initial term of the Management Agreement expired on April 2, 2017 (the third anniversary of the closing of the IPO), and automatically renewed for a one-year term expiring April 2, 2018.

On August 4, 2017, the Company and the former Manager announced that the parties had entered into a Contribution Agreement (as amended by that certain Amendment No. 1 thereto, dated August 9, 2017), and other definitive agreements providing for the acquisition of a newly-formed entity to own the assets used by the former Manager in its performance of the management functions then provided to the Company pursuant to the Management Agreement. A special committee comprised entirely of independent and disinterested members of the Board, (the “Special Committee”), which retained independent legal and financial advisors, unanimously determined that the entry into the Contribution Agreement and the completion of the Internalization were in the best interests of the Company. The Board, by unanimous vote, made a similar determination, and on October 26, 2017, the Company held its annual meeting of stockholders, at which the Company’s stockholders approved the proposals necessary for the completion of the Internalization.

On October 31, 2017, the Company completed the Internalization pursuant to the Contribution Agreement for total consideration of approximately $41.24 million (which was recorded as management internalization expense for the year ended December 31, 2017), as determined pursuant to a formula established in the Management Agreement at the time of the IPO in April 2014. Upon completion of the Internalization, the current management and investment teams, who were previously employed by an affiliate of the former Manager, became employed by the Company’s indirect subsidiary, and the Company become an internally managed real estate investment trust. In order to further align the interests of the management with those of the Company’s stockholders, payment of the aggregate Internalization consideration was paid 99.9% in equity: the Company caused the Operating Partnership to issue an aggregate of 3,753,593 OP Units, and the Company issued an aggregate of 76,603 shares of a newly reclassified Class C common stock and paid an aggregate of approximately $40,794 in cash to the applicable Contributors and its affiliates and related persons in connection with the Internalization.

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

All of the Company’s executive officers, and one of its directors, are also executive officers, managers and/or holders of a direct or indirect controlling interest in the former Manager and other Bluerock-affiliated entities.  As a result, they owe fiduciary duties to each of these entities, their members, limited partners and investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to the Company and its stockholders.

Administrative Services Agreement

In connection with the closing of the Internalization, the Company entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with Bluerock Real Estate, LLC and its affiliate, Bluerock Real Estate Holdings, LLC (together “BRE”). Pursuant to the Administrative Services Agreement, BRE provides the Company with certain human resources, investor relations, marketing, legal and other administrative services (the “Services”) to facilitate a smooth transition in the Company’s management of its operations and enable the Company to benefit from operational efficiencies created by access to such services following closing, to give the Company time to develop such services in-house or to hire other third-party service providers for such services. The Services are provided on an at-cost basis, generally allocated based on the use of such Services for the benefit of the Company’s business, and are invoiced on a quarterly basis. In addition, the Administrative Services Agreement permits, from time to time, certain employees of the Company to provide or cause to be provided services to BRE, on an at-cost basis, generally allocated based on the use of such services for the benefit of the business of BRE and invoiced on a quarterly basis, and otherwise subject to the terms of the Services provided by BRE to the Company under the Administrative Services Agreement. Payment by the Company of invoices and other amounts payable under the Administrative Services Agreement will be made in cash or, in the sole discretion of the Board, in the form of fully-vested LTIP Units.

The initial term of the Administrative Services Agreement was one year from the date of execution, subject to the Company’s right to renew it for successive one-year terms upon sixty (60) days written notice prior to expiration. The initial term of the Administrative Services Agreement expired on October 31, 2018. On August 6, 2018, the Company delivered written notice to BRE of the Company’s intention to renew the Administrative Services Agreement for an additional one-year term, to expire on October 31, 2019. The Administrative Services Agreement will automatically terminate (i) upon termination by the Company of all Services, or (ii) in the event of non-renewal by the Company. Any Company party will also be able to terminate the Administrative Services Agreement with respect to any individual Service upon written notice to the applicable BRE entity, in which case the specified Service will discontinue as of the date stated in such notice, which date must be at least ninety (90) days from the date of such notice. Further, either BRE entity may terminate the Administrative Services Agreement at any time upon the occurrence of a “Change of Control Event” (as defined therein) upon at least one hundred eighty (180) days prior written notice to the Company.

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

Recorded as part of general and administrative expenses, payroll expense reimbursements of $0.4 million were expensed during the year ended December 31, 2018. Payroll expense reimbursements of $0.1 million were expensed for November and December 2017, the period after the Internalization.

Recorded as part of general and administrative expenses, operating expense reimbursements of $1.7 million were expensed during the year ended December 31, 2018. Operating expense reimbursements of $0.3 million were expensed for November and December 2017, the period after the Internalization.

Pursuant to the terms of the Management Agreement and the Administrative Services Agreement, summarized below are the related party amounts payable to the Company’s former Manager and BRE as of December 31, 2018 and 2017 (amounts in thousands):

	December 31, 2018	December 31, 2017
Amounts Payable to the former Manager under the Management Agreement
Base management fee	$—	$993
Total amounts payable to former Manager	$—	$993
Amounts Payable to BRE under the Administrative Services Agreement
Operating expense reimbursements and direct expense reimbursements	$568	$508
Offering expense reimbursements	158	74
Total amounts payable to BRE	$726	$582
Total	$726	$1,575

As of December 31, 2018 and 2017, the Company had no other payables due to related parties other than the Company’s former Manager and BRE.

As of December 31, 2018 and 2017, the Company had $2.9 million and $2.0 million, respectively, in receivables due from related parties other than from BRE or the former Manager, primarily for accrued preferred returns on unconsolidated real estate investments for the most recent month.

Premises Agreements

In connection with the closing of the Internalization, BRE and the former Manager entered into a use and occupancy agreement (the “NY Agreement”) for certain corporate space located in New York, NY (the “NY Premises”) and for certain space located in Southfield, MI (the “MI Premises,” and together with the NY Premises, the “Premises”). On December 1, 2017, BRE and Bluerock REIT Operator, LLC (the “Manager Sub”), a wholly owned subsidiary of our former Manager, entered into a sublease for the MI Premises (“MI Sublease,” and together with the NY Agreement, the “Premises Agreements”). Pursuant to the Premises Agreements, collectively, BRE permits the Manager Sub and certain of its subsidiaries and/or affiliates to share occupancy of the Premises. The expense reimbursements related to these agreements are included above.

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

If, pursuant to an underwritten Demand Registration or Piggyback Registration, the managing underwriter advises that the number of Registrable Shares requested to be included in such registration exceeds a maximum number that the underwriter believes can be sold without delaying or jeopardizing the success of the proposed offering, the Stockholders Agreement specifies the priority in which Registrable Shares are to be included.

Pursuant to the Stockholders Agreement, the Contributors have agreed to limit certain of their voting rights with respect to the Class C Common Stock. If, as of the record date for determining the stockholders of the Company entitled to vote at any annual or special meeting of the stockholders of the Company or for determining the stockholders of the Company entitled to consent to any corporate action by written consent, the holders of the Class C Common Stock own shares of Class C Common Stock (the “Subject Shares”) representing in the aggregate more than 9.9% of the voting rights of the then-outstanding shares of capital stock of the Company that have voting rights on the matters being voted upon at such meeting (such number of Subject Shares representing in the aggregate more than 9.9% of the voting rights of the then-outstanding shares of capital stock of the Company with voting rights being referred to as the “Excess Shares”), then at each such meeting or in each such action by written consent the holders of the Subject Shares will vote or furnish a written consent in respect of the Excess Shares, or cause the Excess Shares to be voted or consented, in each case, in such manner as directed by a majority of the members of our Board. All Subject Shares other than the Excess Shares may be voted for or against any matter in the Class C Common Stock Holder’s sole and absolute discretion.

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Series B Preferred Stock, the Company engaged a related party, as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurs costs in excess of the 10%, which costs are borne by the dealer manager without reimbursement by the Company. For the years ended December 31, 2018 and 2017, the Company has incurred $8.7 million and $11.4 million, and $3.7 million and $4.9 million, in selling commissions and dealer manager fees, respectively. BRE was reimbursed for offering costs in conjunction with the Series B Preferred Offering of $1.3 million in 2018. In addition, the former Manager and BRE were reimbursed for offering costs in conjunction with the Series B Preferred Offering of $0.7 million and $0.1 million, respectively, in 2017. The selling commissions, dealer manager fees and reimbursements for offering costs were recorded as a reduction to the proceeds of the offering.

Acquisition of Additional Interests

The Company invests with related parties in consolidated operating properties and may acquire the interests held by such related parties. Please refer to Note 5 for further information.

Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The Company invests with related parties in various joint ventures in which the Company owns either preferred or common interests. Please refer to Note 7 for further information.

Notes and interest receivable from related parties

The Company provides mezzanine loans to related parties in conjunction with the developments of multifamily communities. Please refer to Notes 6 and 7 for further information.

Note 13 – Stockholders’ Equity

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders, less dividends on LTIP Units expected to vest, by the weighted average number of common shares outstanding for the period.  Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding and any potential dilutive shares for the period.  Net loss attributable to common stockholders is computed by adjusting net loss for the non-forfeitable dividends paid on non-vested LTIP Units.

The Company considers the requirements of the two-class method when preparing earnings per share. The Company has two classes of common stock outstanding: (i) Class A common stock, $0.01 par value per share, and (ii) Class C common stock, $0.01 par value per share. The Class C common stock was issued in connection with the Company’s Internalization and is entitled to participate in the Company’s dividends on a one-for-one basis with the Class A common stock. Earnings per share is not affected by the two-class method because the Company’s Class A and C common stock participate in dividends on a one-for-one basis.

The following table reconciles the components of basic and diluted net loss per common share (amounts in thousands, except share and per share amounts):

	Year Ended December 31,
	2018	2017	2016
Net loss attributable to common stockholders	$(42,759)	$(45,679)	$(18,985)
Dividends on LTIP Units expected to vest	(674)	—	(4)
Basic net loss attributable to common stockholders	$(43,433)	$(45,679)	$(18,989)

Weighted average common shares outstanding (1)	23,845,800	25,561,673	20,805,852
Potential dilutive shares (2)	—	—	—
Weighted average common shares outstanding and potential dilutive shares (1)	23,845,800	25,561,673	20,805,852

Net loss per common share, basic	$(1.82)	$(1.79)	$(0.91)
Net loss per common share, diluted	$(1.82)	$(1.79)	$(0.91)

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

(1)	For 2018, amounts relate to shares of the Company’s Class A and Class C common stock outstanding. For 2017, amounts relate to shares of Class A and Class C common stock and LTIP Units outstanding. For 2016, amounts relate to shares of the Company’s Class A and B-3 common stock and LTIP Units outstanding.

(2)	Excludes 194,338, 391 and 4,282 shares of common stock for the years ended December 31, 2018, 2017 and 2016, respectively, related to anti-dilutive, non-vested LTIP Units.

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

Series B Preferred Stock Offering

During the year ended December 31, 2018, the Company issued 123,592 shares of Series B Preferred Stock under a continuous registered offering with net proceeds of approximately $111.2 million after commissions and dealer manager fees of approximately $12.4 million. As of December 31, 2018, the Company has sold 308,278 shares of Series B Preferred Stock and 308,278 Warrants to purchase 6,165,560 shares of Class A common stock for net proceeds of approximately $277.5 million after commissions and fees. During the year ended December 31, 2018, the Company redeemed 1,564 Series B Preferred shares through the issuance of 155,978 Class A common shares and redeemed 149 Series B Preferred shares for $135,700 in cash.

At-the-Market Offerings

On August 8, 2016, the Company, its Operating Partnership and its Manager entered into an At Market Issuance Sales Agreement (the “Class A Sales Agreement”) with FBR Capital Markets & Co. (“FBR”). Pursuant to the Class A Sales Agreement, FBR will act as distribution agent with respect to the offering and sale of up to $100,000,000 in shares of Class A common stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE American, or on any other existing trading market for Class A common stock or through a market maker (the “Class A Common Stock ATM Offering”). The Company has not commenced any sales through the Class A Common Stock ATM Offering. The Class A Common Stock ATM Offering expires January 29, 2019.

Class A common stock repurchase program

In February 2018, the Company authorized the repurchase of up to $25 million of the Company’s outstanding shares of Class A common stock over a period of one year pursuant to a stock repurchase plan. In December 2018, we renewed the stock repurchase plan for a period of one year and announced a new plan for the repurchase of up to $5.0 million of the outstanding shares of Class A common stock in accordance with the guidelines specified under Rule 10b5-1 of the Exchange Act, which shares will be applied against the $25 million under the original stock repurchase plan. The repurchase plan may be discontinued at any time. The extent to which the Company repurchases shares of its Class A common stock, and the timing of any such purchases, depends on a variety of factors including general business and market conditions and other corporate considerations. The Company purchased 1,055,057 shares of Class A common stock during the year ended December 31, 2018 for a total purchase price of approximately $9.0 million.

The following table is a summary of the Class A common stock repurchase activity as of December 31, 2018:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
First quarter 2018	530,693	$7.92	530,693	$20,795,897
Second quarter 2018	107,040	$8.96	637,733	$19,837,157
Third quarter 2018	—	—	637,733	$19,837,157
Fourth quarter 2018	417,324	$9.24	1,055,057	$15,982,102

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

See Note 12 Related Party Transactions – Stockholders Agreement for limitations on voting rights of the Class C Common Stock.

8.250% Series A Cumulative Redeemable Preferred Stock

The Series A Preferred Stock ranks senior to common stock and on parity with the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock as to rights upon our liquidation, dissolution or winding up. The Series A Preferred Stock is entitled to priority cumulative dividends to be paid quarterly, in arrears, when, as and if authorized by the Board. Commencing October 21, 2022, the annual dividend rate will increase by 2.0% annually, up to a maximum of 14.0%, if not redeemed by the holder or not previously redeemed by the Company. Commencing on October 21, 2022, holders may, at their option, elect to have the Company redeem their shares at a redemption price of $25.00 per share, plus an amount equal to accrued but unpaid dividends, payable by the Company at its option in cash or shares of Class A common stock. The Company may not redeem the Series A Preferred Stock before October 21, 2020, except in limited circumstances related to its qualification as a REIT, complying with an asset coverage ratio or upon a change in control. After October 21, 2020, the Company can redeem for a redemption price of $25.00 per share plus any accrued and unpaid dividends.

At the date of issuance, the carrying amount of the Series A Preferred Stock was less than the redemption value. As a result of the Company’s determination that redemption is probable, the carrying value will be increased by periodic accretions so that the carrying value will equal the redemption amount at the earliest redemption date. Such accretion is recorded as a preferred stock dividend on the Statements of Stockholders’ Equity.

Series B Redeemable Preferred Stock

The Series B Preferred Stock ranks senior to common stock and on parity with the Series A Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock as to rights upon our liquidation, dissolution or winding up. The Series B Preferred Stock is entitled to priority cumulative dividends to be paid monthly, in arrears, when, as and if authorized by the Board. Holders may, at their option, elect to have the Company redeem their shares through the first year from issuance subject to a 13% redemption fee. After year one, the redemption fee decreases to 10%, after year three it decreases to 5%, after year four it decreases to 3%, and after year five there is no redemption fee. Any redeemed shares are entitled to any accrued but unpaid dividends at the time of the redemption, payable by the Company at its option in cash or shares of Class A common stock. The Company may redeem the Series B Preferred Stock beginning two years from the original issuance for the liquidation preference per share plus any accrued and unpaid dividends in either cash or shares of Class A common stock, based on the volume weighted average price for the Class A common shares for the 20 trading days prior to the redemption.

At the date of issuance, the carrying amount of the Series B Preferred Stock was less than the redemption value. As a result of the Company’s determination that redemption is probable, the carrying value will be increased by periodic accretions so that the carrying value will equal the redemption amount at the earliest redemption date. Such accretion is recorded as a preferred stock dividend on the Statements of Stockholders’ Equity.

7.625% Series C Cumulative Redeemable Preferred Stock

The Series C Preferred Stock ranks senior to common stock and on parity with the Series A Preferred Stock, the Series B Preferred Stock and the Series D Preferred Stock as to rights upon liquidation, dissolution or winding up. The Series C Preferred Stock is entitled to priority cumulative dividends to be paid quarterly, in arrears, when, as and if authorized by the Board. Commencing July 19, 2023, the annual dividend rate will increase by 2.0% annually, up to a maximum of 14.0%, if not redeemed by the holder or not previously redeemed by the Company. Commencing on July 19, 2023, holders may, at their option, elect to have the Company redeem their shares at a redemption price of $25.00 per share, plus an amount equal to accrued but unpaid dividends, payable by the Company at its option in cash or shares of Class A common stock. The Company may not redeem the Series C Preferred Stock before July 19, 2021, except in limited circumstances related to its qualification as a REIT, complying with an asset coverage ratio or upon a change in control. After July 19, 2021, the Company can redeem for a redemption price of $25.00 per share plus any accrued and unpaid dividends.

At the date of issuance, the carrying amount of the Series C Preferred Stock was less than the redemption value. As a result of the Company’s determination that redemption is probable, the carrying value will be increased by periodic accretions so that the carrying value will equal the redemption amount at the earliest redemption date. Such accretion is recorded as a preferred stock dividend on the Statements of Stockholders’ Equity.

7.125% Series D Cumulative Preferred Stock

The Series D Preferred Stock ranks senior to common stock and on parity with the Series A Preferred Stock, the Series B Preferred Stock and the Series C Preferred Stock as to rights upon liquidation, dissolution or winding up. The Series D Preferred Stock is entitled to priority cumulative dividends to be paid quarterly, in arrears, when, as and if authorized by the Board. After October 13, 2021, the Company can redeem for a redemption price of $25.00 per share plus any accrued and unpaid dividends.

Operating Partnership and Long-Term Incentive Plan Units

On April 2, 2014, concurrently with the completion of the IPO, the Company entered into the Second Amended and Restated Agreement of Limited Partnership of its Operating Partnership, Bluerock Residential Holdings, L.P. (the “Partnership Agreement”). Pursuant to the amendment, the Company is the sole general partner of the Operating Partnership and may not be removed as general partner by the limited partners with or without cause.

The Partnership Agreement, as amended, provides, among other things, that the Operating Partnership initially has two classes of limited partnership interests: OP Units and LTIP Units. In calculating the percentage interests of the partners in the Operating Partnership, LTIP Units are treated as OP Units. In general, LTIP Units will receive the same per-unit distributions as the OP Units. Initially, each LTIP Unit will have a capital account balance of zero and, therefore, will not have full parity with OP Units with respect to any liquidating distributions. However, the Partnership Agreement, as amended provides that “book gain,” or economic appreciation, in the Company’s assets realized by the Operating Partnership as a result of the actual sale of all or substantially all of the Operating Partnership’s assets, or the revaluation of the Operating Partnership’s assets as provided by applicable U.S. Department of Treasury regulations, will be allocated first to the holders of LTIP Units until their capital account per unit is equal to the average capital account per-unit of the Company’s OP Unit holders in the Operating Partnership. The Company expects that the Operating Partnership will issue OP Units to limited partners, and the Company, in exchange for capital contributions of cash or property, will issue LTIP Units pursuant to the Company’s Incentive Plans, as defined below, to persons who provide services to the Company, including the Company’s officers, directors and employees.

As of December 31, 2018, limited partners other than the Company owned approximately 25.91% of the common units of the Operating Partnership (6,386,841 OP Units, or 20.22%, is held by OP Unit holders, and 1,796,029 LTIP Units, or 5.69%, is held by LTIP Unit holders, including 3.09% which are not vested at December 31, 2018). Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash. LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock, or, at the Company’s election, cash.

The Operating Partnership, in conjunction with the issuance of preferred stock by the Company, has issued preferred OP Units which provide for similar rights as for each class of preferred stock.

Equity Incentive Plans

On October 26, 2017, the Company’s stockholders approved the amendment and restatement of the Amended 2014 Individuals Plan, (the “Second Amended 2014 Individuals Plan”), and the Amended 2014 Entities Plan, (the “Second Amended 2014 Entities Plan”), and together with the Second Amended 2014 Individuals Plan (the “Second Amended 2014 Incentive Plans”). The Second Amended 2014 Incentive Plans allowed for the issuance of up to an additional 1,075,000 shares of Class A common stock. The Second Amended 2014 Incentive Plans provided for the grant of options to purchase shares of the Company’s common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards.

On September 28, 2018, the Company’s stockholders approved the amendment and restatement of each of the Second Amended 2014 Individuals Plan (the “Third Amended 2014 Individuals Plan”) and the Second Amended 2014 Entities Plan (the “Third Amended 2014 Entities Plan”, and together with the Third Amended 2014 Individuals Plan, the “Third Amended 2014 Incentive Plans,” and together with the Second Amended 2014 Incentive Plans, the “Incentive Plans”). The Third Amended 2014 Incentive Plans, which superseded and replaced in their entirety the Second Amended 2014 Incentive Plans, allow for the issuance of up to an aggregate of 2,250,000 additional shares of Class A common stock. The Third Amended 2014 Incentive Plans provide for the grant of options to purchase shares of the Company’s common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards.

A summary of the status of the Company’s non-vested shares/LTIP Units under the Incentive Plans for individuals as of December 31, 2018, 2017 and 2016, is as follows (dollars in thousands):

Non-Vested shares/LTIP Units	Shares / LTIPs	Weighted average grant- date fair value
Balance at January 1, 2016	14,476	$14.46
Granted	7,500	10.33
Vested	(21,317)	12.75
Forfeited	—	—
Balance at December 31, 2016	659	$22.75
Granted	7,500	13.34
Vested	(8,159)	14.10
Forfeited	—	—
Balance at December 31, 2017	—	$—
Granted	1,158,963	10.06
Vested	(183,754)	10.10
Forfeited	—	—
Balance at December 31, 2018	975,209	$10.05

On March 24, 2016, the Company granted a total of 7,500 shares of Class A common stock to its independent directors. The fair value of the grants was approximately $0.1 million, and the shares vested immediately. On February 14, 2017, the Company granted a total of 7,500 LTIP Units to its independent directors under the Amended 2014 Individuals Plan. The fair value of the grants was approximately $0.1 million and the LTIP Units vested immediately.

On January 1, 2018, the Company granted certain equity grants of LTIPs of the Company’s operating partnership to various executive officers under the Second Amended 2014 Incentive Plans. These awards, amounting to 1,056,211 LTIPs, were issued pursuant to the executive officers’ employment and service agreements as time-based LTIPs and performance-based LTIPs. All of these LTIP grants require continuous employment for vesting. Due to a limitation on the number of LTIP Units available for issuance under the Second Amended 2014 Incentive Plans, the long-term performance awards were, in aggregate, approximately 81,000 LTIP Units (the “Shortfall LTIP Units”) lower than those which the recipients were entitled pursuant to the terms of their respective employments agreements, with the Company planning to issue the remaining LTIP Units at such time as such LTIP Units become available under the Incentive Plans. Time-based LTIPs were issued amounting to 770,854 LTIPs that vest over approximately five years and 160,192 LTIPs that vest over approximately three years. The Company recognizes compensation expense ratably over the requisite service periods for the time-based LTIPs based on the fair value at the date of grant. Performance-based LTIPs were issued amounting to 125,165 LTIPs, are subject to a three-year performance period, and will vest immediately upon successful achievement of performance-based conditions. Performance criteria are primarily based on a mixture of objective internal achievement goals and relative performance against its industry peers, with a minimum, threshold, and maximum performance standard for performance criteria. After the determination of the achievement of the performance criteria, any performance-based LTIP Units that were awarded but do not vest will be canceled. The Company recognizes compensation expense based on the fair value at the date of grant and the probability of achievement of performance criteria over the performance period for the performance-based LTIPs.

In addition, on January 1, 2018, the Company granted 6,263 LTIP Units under the Second Amended 2014 Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. The LTIP Units were fully vested upon issuance and the Company recognized expense immediately based on the fair value at the date of grant.

On September 28, 2018, at the annual meeting of the Company’s stockholders, the stockholders approved the Third Amended 2014 Incentive Plans. The increased capacity under the Third Amended 2014 Incentive Plans enabled the Company to issue the Shortfall LTIP Units, and on October 4, 2018, the Company granted the Shortfall LTIP Units to the executive officers pursuant to their employment and service agreements. The awards, amounting to 80,798 LTIP Units, vest over a period of three years from the date of grant of each Initial Long-Term Performance Award, followed by immediate vesting based on successful achievement of the performance conditions.

In addition, on October 4, 2018, the Company granted 3,165 LTIP Units pursuant to the Third Amended 2014 Incentive Plans to the newly appointed independent member of the Board in payment of the prorated portion of the annual retainer. The LTIP Units vested immediately upon issuance.

Compensation expense related to the Incentive Plans for individuals was approximately $5.3 million, $0.1 million and $0.2 million for the years ended December 31, 2018, 2017 and 2016.

As of December 31, 2018, there was $6.3 million of total unrecognized compensation cost related to unvested LTIPs granted under the Incentive Plans. The remaining cost is expected to be recognized over a period of 3.2 years.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Equity Incentive Plans - LTIP Grants to the former Manager

On August 3, 2016, the Company issued a grant of LTIP Units under the Amended 2014 Incentive Plans to the former Manager. The equity grant consisted of 176,610 LTIP Units (the “2016 LTIP Units”). The 2016 LTIP Units vest ratably over a three-year period that began in August 2016, subject to certain terms and conditions. In conjunction with the Internalization, 212,203 outstanding LTIP Units issued as incentive equity to our former Manager (of which, 117,740 were 2016 LTIP Units and 94,463 were 2015 LTIP Units) became vested in accordance with their original terms. These LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock.

LTIP expense of $2.2 million and $2.4 million was recorded as part of general and administrative expenses for the years ended December 31, 2017 and 2016, respectively, related to the 2015 LTIP Units and the 2016 LTIP Units. The expense recognized during 2017 and 2016 was based on the Class A common stock closing price at the vesting date or the end of the period, as applicable.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid or Payable
Class A Common Stock
October 13, 2017	December 22, 2017	$0.096667	January 5, 2018
December 20, 2017	March 23, 2018	$0.162500	April 5, 2018
June 8, 2018	June 25, 2018	$0.162500	July 5, 2018
September 7, 2018	September 25, 2018	$0.162500	October 5, 2018
December 7, 2018	December 24, 2018	$0.162500	January 4, 2019
Class C Common Stock
October 13, 2017	December 22, 2017	$0.096667	January 5, 2018
December 20, 2017	March 23, 2018	$0.162500	April 5, 2018
June 8, 2018	June 25, 2018	$0.162500	July 5, 2018
September 7, 2018	September 25, 2018	$0.162500	October 5, 2018
December 7, 2018	December 24, 2018	$0.162500	January 4, 2019
Series A Preferred Stock
December 8, 2017	December 22, 2017	$0.515625	January 5, 2018
March 9, 2018	March 23, 2018	$0.515625	April 5, 2018
June 8, 2018	June 25, 2018	$0.515625	July 5, 2018
September 7, 2018	September 25, 2018	$0.515625	October 5, 2018
December 7, 2018	December 24, 2018	$0.515625	January 4, 2019
Series B Preferred Stock
October 13, 2017	December 22, 2017	$5.00	January 5, 2018
January 12, 2018	January 25, 2018	$5.00	February 5, 2018
January 12, 2018	February 23, 2018	$5.00	March 5, 2018
January 12, 2018	March 23, 2018	$5.00	April 5, 2018
April 13, 2018	April 25, 2018	$5.00	May 4, 2018
April 13, 2018	May 25, 2018	$5.00	June 5, 2018
April 13, 2018	June 25, 2018	$5.00	July 5, 2018
July 10, 2018	July 25, 2018	$5.00	August 3, 2018
July 10, 2018	August 24, 2018	$5.00	September 5, 2018
July 10, 2018	September 25, 2018	$5.00	October 5, 2018
October 12, 2018	October 25, 2018	$5.00	November 5, 2018
October 12, 2018	November 23, 2018	$5.00	December 5, 2018
October 12, 2018	December 24, 2018	$5.00	January 4, 2019
Series C Preferred Stock
December 8, 2017	December 22, 2017	$0.4765625	January 5, 2018
March 9, 2018	March 23, 2018	$0.4765625	April 5, 2018
June 8, 2018	June 25, 2018	$0.4765625	July 5, 2018
September 7, 2018	September 25, 2018	$0.4765625	October 5, 2018
December 7, 2018	December 24, 2018	$0.4765625	January 4, 2019
Series D Preferred Stock
December 8, 2017	December 22, 2017	$0.4453125	January 5, 2018
March 9, 2018	March 23, 2018	$0.4453125	April 5, 2018
June 8, 2018	June 25, 2018	$0.4453125	July 5, 2018
September 7, 2018	September 25, 2018	$0.4453125	October 5, 2018
December 7, 2018	December 24, 2018	$0.4453125	January 4, 2019

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

Distributions declared and paid for the year ended December 31, 2018 were as follows (amounts in thousands):

	Distributions
2018	Declared	Paid
First Quarter
Class A Common Stock (1)	$(79)	$2,341
Class C Common Stock	—	7
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	2,921	2,816
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,270	1,270
OP Units	—	602
LTIP Units	175	53
Total first quarter 2018	$8,344	$11,146
Second Quarter
Class A Common Stock	$3,863	$3,858
Class C Common Stock	12	12
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	3,316	3,161
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,269
OP Units	1,013	1,013
LTIP Units	311	266
Total second quarter 2018	$13,841	$13,636
Third Quarter
Class A Common Stock	$3,847	$3,864
Class C Common Stock	12	12
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	3,779	3,631
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,269
OP Units	1,013	1,013
LTIP Units	297	272
Total third quarter 2018	$14,274	$14,118
Fourth Quarter
Class A Common Stock	$3,819	$3,846
Class C Common Stock	12	12
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	4,316	4,101
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,269
OP Units	1,038	1,012
LTIP Units	292	279
Total fourth quarter 2018	$14,803	$14,576
TOTAL	$51,262	$53,476

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

Note 15 - Selected Quarterly Financial Data (Unaudited)

The following table sets forth summarized quarterly financial data for the year ended December 31, 2018:

	Quarters Ended 2018
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Total revenue	$41,871	$44,959	$47,877	$50,011
Operating income	$4,701	$7,636	$8,629	$8,728
Net loss	$(2,955)	$(3,432)	$(3,111)	$(5,772)
Net loss available to common stockholders	$(9,425)	$(10,212)	$(10,334)	$(12,785)
Loss per common share, basic: (1)	$(0.40)	$(0.44)	$(0.44)	$(0.55)
Loss per common share, diluted: (1)	$(0.40)	$(0.44)	$(0.44)	$(0.55)

(1) EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for the year ended December 31, 2018.

The following table sets forth summarized quarterly financial data for the year ended December 31, 2017:

	Quarters Ended 2017
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Total revenue	$28,183	$28,666	$30,154	$36,574
Operating (loss) income	$(1,992)	$(2,202)	$126	$(40,579)
Net income (loss)	$9,928	$34,768	$(4,581)	$(47,141)
Net (loss) income available to common stockholders	$(4,990)	$17,569	$(12,017)	$(46,241)
(Loss) earnings per common share, basic: (1)	$(0.20)	$0.67	$(0.45)	$(1.87)
(Loss) earnings per common share, diluted: (1)	$(0.20)	$0.67	$(0.45)	$(1.87)

(1) EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for the year ended December 31, 2017.

Note 16 – Subsequent Events

Issuance of LTIP Units under the Third Amended 2014 Incentive Plans

On January 1, 2019, the Company granted certain equity grants of LTIPs of the Company’s operating partnership to various executive officers under the Third Amended 2014 Incentive Plans pursuant to the executive officers’ employment and service agreements as time-based LTIPs and performance-based LTIPs. All of these LTIP grants require continuous employment for vesting. Time-based LTIPs were issued amounting to 196,023 LTIPs that vest over approximately three years. Performance-based LTIPs were issued amounting to 294,031 LTIPs, are subject to a three-year performance period, and will vest immediately upon successful achievement of performance-based conditions.

In addition, on January 1, 2019, the Company granted 6,836 LTIP Units pursuant to the Third Amended 2014 Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. The LTIP Units vested immediately upon issuance.

Distributions Declared

On January 11, 2019, the Company’s Board authorized, and the Company declared, monthly dividends for the first quarter of 2019 equal to monthly rate of $5.00 per share on the Series B Preferred Stock, payable monthly to the stockholders of record as of January 25, 2019, February 25, 2019 and March 25, 2019, which was paid in cash on February 5, 2019, and which will be paid in cash on March 5, 2019 and April 5, 2019, respectively.

Distributions Paid

The following distributions were paid to the Company’s stockholders, as well as holders of OP and LTIP Units, subsequent to December 31, 2018 (amounts in thousands):

Shares	Declaration Date	Record Date	Date Paid	Distributions per Share	Total Distribution
Class A Common Stock	December 7, 2018	December 24, 2018	January 4, 2019	$0.1625000	$3,819
Class C Common Stock	December 7, 2018	December 24, 2018	January 4, 2019	$0.1625000	$12
Series A Preferred Stock	December 7, 2018	December 24, 2018	January 4, 2019	$0.5156250	$2,950
Series B Preferred Stock	October 12, 2018	December 24, 2018	January 4, 2019	$5.0000000	$1,530
Series C Preferred Stock	December 7, 2018	December 24, 2018	January 4, 2019	$0.4765625	$1,107
Series D Preferred Stock	December 7, 2018	December 24, 2018	January 4, 2019	$0.4453125	$1,269
OP Units	December 7, 2018	December 24, 2018	January 4, 2019	$0.1625000	$1,038
LTIP Units	December 7, 2018	December 24, 2018	January 4, 2019	$0.1625000	$262

Series B Preferred Stock	January 11, 2019	January 25, 2019	February 5, 2019	$5.0000000	$1,625
Total					$13,612

Chapel Hill Interests

On January 23, 2019, the Company, through BRG Chapel Hill Lender, LLC “BRG Chapel Hill Lender”, an indirect subsidiary, provided a $7.8 million senior loan (the “BRG Chapel Hill Loan”) to BR Chapel Hill, LLC (“BR Chapel Hill”). BR Chapel Hill JV, LLC (“BR Chapel Hill JV”) owns a 100.0% interest in BR Chapel Hill and is a joint venture with common interests held by Fund I, Fund II, and BR Chapel Hill Investment, LLC, all managed by affiliates of the former Manager. The BRG Chapel Hill Loan is secured by BR Chapel Hill’s fee simple interest in the Chapel Hill property. The BRG Chapel Hill Loan matures on January 23, 2021 and bears interest at a fixed rate of 10.0%. Regular monthly payments are interest-only during the initial term. The BRG Chapel Hill Loan can be prepaid without penalty.

In conjunction with the BRG Chapel Hill Loan, on January 23, 2019, the Company, through BRG Chapel Hill Lender, provided a $0.8 million mezzanine loan to BR Chapel Hill JV, which is secured by the Chapel Hill property. The loan bears interest at a fixed rate of 10.0% per annum and matures on the earliest to occur of: (i) the latest to occur of (a) January 23, 2021, or (b) the applicable maturity date under any extension granted under any construction financing, (ii) the date of sale or transfer of property, and (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The loan can be prepaid without penalty.

Acquisition of Additional Interest in ARIUM Pine Lakes

On January 29, 2019, the Company, through subsidiaries of its Operating Partnership, purchased the non-controlling partner’s interest in ARIUM Pine Lakes for $7.8 million, increasing the Company’s interest in the property from 85.0% to 100.0%.

Vickers Historic Roswell Mezzanine Financing

On February 25, 2019, the Company’s audit committee authorized and approved a proposal for the Company, through BRG Vickers, and on behalf of Fund III, to fund a capital call of $1.2 million by increasing its mezzanine loan to BR Vickers JV Member. In exchange for contributing Fund III’s share of the total $1.2 million capital call, the Company will receive an additional 5.0 basis point discount purchase option and will have the right to exercise an option to purchase, at the greater of a 17.5 basis point discount to fair market value or 15% internal rate of return for Fund III, up to a 100% common membership interest in BR Vickers JV Member.

Bluerock Residential Growth REIT, Inc.
Schedule III - Real Estate and Accumulated Depreciation	December 31, 2018

COLUMN A		COLUMN B		COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
												Life on Which
				Initial Cost		Costs Capitalized	Gross Amount at Which Carried at Close of Period					Depreciation in Latest Income
					Building and	Subsequent		Building and		Accumulated	Date of	Statement is
Property	Location	Encumbrance		Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation	Acquisition	Computed
Real Estate Held for Investment
Enders Place at Baldwin Park	FL	23,822		4,750	20,171	5,341	5,454	24,808	30,262	5,454	2012	3 - 40 Years
ARIUM Grandewood	FL	39,385		5,200	37,220	1,498	5,200	38,718	43,918	5,432	2014	3 - 40 Years
Park & Kingston	NC	18,432		3,060	24,353	3,091	3,360	27,144	30,504	3,564	2015	3 - 40 Years
Ashton I	NC	30,878		4,000	40,944	348	4,000	41,292	45,292	4,973	2015	3 - 40 Years
ARIUM Palms	FL	30,320		4,030	32,248	1,287	4,030	33,535	37,565	4,530	2015	3 - 40 Years
Sorrel	TX	38,684		6,710	47,444	524	6,710	47,968	54,678	6,488	2015	3 - 40 Years
Sovereign	TX	28,227		2,800	40,609	383	2,800	40,992	43,792	5,343	2015	3 - 40 Years
Ashton II	NC	15,213		1,900	19,517	134	1,900	19,651	21,551	2,105	2015	3 - 40 Years
ARIUM at Palmer Ranch	FL	41,348		7,800	30,597	3,836	7,800	34,433	42,233	3,776	2016	3 - 40 Years
ARIUM Gulfshore	FL	-	(1)	10,000	36,047	3,627	10,000	39,674	49,674	4,357	2016	3 - 40 Years
The Preserve at Henderson Beach	FL	35,602		4,100	50,117	1,846	4,100	51,963	56,063	4,754	2016	3 - 40 Years
ARIUM Westside	GA	52,150		8,657	63,402	2,403	8,657	65,805	74,462	5,065	2016	3 - 40 Years
ARIUM Glenridge	GA	49,500		14,513	52,324	6,943	14,513	59,267	73,780	4,340	2016	3 - 40 Years
ARIUM Pine Lakes	FL	26,950		5,760	31,854	1,488	5,760	33,342	39,102	3,417	2016	3 - 40 Years
The Brodie	TX	34,825		5,400	42,497	1,966	5,400	44,463	49,863	3,812	2016	3 - 40 Years
Roswell City Walk	GA	51,000		8,423	66,249	199	8,423	66,448	74,871	4,723	2016	3 - 40 Years
James on South First	TX	26,500		3,500	32,471	653	3,500	33,124	36,624	2,381	2016	3 - 40 Years
Preston View	NC	41,657		8,800	49,610	846	8,800	50,456	59,256	3,302	2017	3 - 40 Years
Wesley Village	NC	40,545		5,600	50,062	1,404	5,600	51,466	57,066	2,718	2017	3 - 40 Years
Wesley Village II	NC	-		270	-	4	270	4	274	-	2017	3 - 40 Years
Marquis at Crown Ridge	TX	28,634		4,000	35,209	1,372	4,000	36,581	40,581	1,987	2017	3 - 40 Years
Marquis at Stone Oak	TX	42,725		4,400	50,548	1,797	4,400	52,345	56,745	3,089	2017	3 - 40 Years
Marquis at The Cascades I	TX	32,899		3,200	41,120	989	3,200	42,109	45,309	2,227	2017	3 - 40 Years
Marquis at The Cascades II	TX	22,960		2,450	25,827	909	2,450	26,736	29,186	1,440	2017	3 - 40 Years
Marquis at TPC	TX	16,826		1,900	18,795	668	1,900	19,463	21,363	1,211	2017	3 - 40 Years
Villages at Cypress Creek	TX	26,200		4,650	35,990	1,787	4,650	37,777	42,427	1,717	2017	3 - 40 Years
Citrus Tower	FL	41,438		5,208	49,388	1,072	5,208	50,460	55,668	2,354	2017	3 - 40 Years
Outlook at Greystone	AL	22,105		3,950	31,664	2,013	3,950	33,677	37,627	1,383	2017	3 - 40 Years
ARIUM Hunter's Creek	FL	72,294		9,600	86,202	1,629	9,600	87,831	97,431	3,555	2017	3 - 40 Years
ARIUM Metrowest	FL	64,559		10,200	74,768	1,205	10,200	75,973	86,173	3,217	2017	3 - 40 Years
The Mills	SC	26,298		3,300	36,969	466	3,300	37,435	40,735	1,358	2017	3 - 40 Years
The Links at Plum Creek	CO	40,000		2,960	57,803	1,877	2,960	59,680	62,640	1,803	2018	3 - 40 Years
Sands Parc	FL	-	(1)	3,170	42,443	109	3,170	42,552	45,722	953	2018	3 - 40 Years
Plantation Park	TX	26,625		1,600	34,065	41	1,600	34,106	35,706	672	2018	3 - 40 Years
Veranda at Centerfield	TX	26,100		5,120	35,506	1,070	5,120	36,576	41,696	578	2018	3 - 40 Years
Ashford Belmar	CO	100,675		18,400	124,149	24	18,400	124,173	142,573	782	2018	3 - 40 Years
Subtotal		1,215,376		199,381	1,548,182	54,849	200,385	1,602,027	1,802,412	108,860

Non-Real Estate assets
REIT Operator	MI	-		-	185	71	-	256	256	51	2017	5 Years
Subtotal		-		-	185	71	-	256	256	51

Total		$1,215,376		$199,381	$1,548,367	$54,920	$200,385	$1,602,283	$1,802,668	$108,911

(1) ARIUM Gulfshore and Sands Parc were funded, in part, by a secured credit facility. As of December 31, 2018, the outstanding credit facility balance is $67.7 million.

Bluerock Residential Growth REIT, Inc.

Notes to Schedule III

1. Reconciliation of Real Estate Properties

The following table reconciles the Real Estate Properties from January 1, 2016 to December 31, 2018.

	2018	2017	2016

Balance at January 1	$1,452,759	$1,029,214	$556,820
Construction and acquisition cost	349,909	701,262	508,218
Disposition of real estate	-	(277,717)	(35,824)
Balance at December 31	$1,802,668	$1,452,759	$1,029,214

2. Reconciliation of Accumulated Depreciation

The following table reconciles the Real Estate Properties from January 1, 2016 to December 31, 2018.

	2018	2017	2016

Balance at January 1	$55,177	$42,137	$23,437
Current year depreciation expense	53,734	35,538	23,580
Disposition of real estate	-	(22,498)	(4,880)
Balance at December 31	$108,911	$55,177	$42,137

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

Exhibit Number	Description
2.1	Contribution and Sale Agreement, dated as of August 3, 2017, by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., and Bluerock TRS Holdings, LLC, BRG Manager, LLC, Bluerock REIT Operator, LLC, Bluerock Real Estate, L.L.C., Konig & Associates, LLC., Jenco Business Advisors, Inc., The Kachadurian Group LLC, James G. Babb, III, Jordan B. Ruddy, and Ryan S. MacDonald, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 4, 2017.

2.2	Amendment No. 1 to Contribution and Sale Agreement, dated as of August 9, 2017, by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., and Bluerock TRS Holdings, LLC, BRG Manager, LLC, Bluerock REIT Operator, LLC, Bluerock Real Estate, L.L.C., Konig & Associates, LLC., Jenco Business Advisors, Inc., The Kachadurian Group LLC, James G. Babb, III, Jordan B. Ruddy, and Ryan S. MacDonald, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 15, 2017.

3.1	Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

3.2	Articles of Amendment of the Company, incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-184006)

3.3	Second Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

3.4	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, dated March 26, 2014, incorporated by reference to Exhibit 3.6 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

3.5	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, dated March 26, 2014, incorporated by reference to Exhibit 3.7 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

3.6	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, dated March 31, 2014, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed April 1, 2014

3.7	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, dated March 31, 2014, incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed April 1, 2014

3.8	Articles Supplementary of the Company, dated October 20, 2015, incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-A filed October 20, 2015

3.9	Articles Supplementary of the Company, dated December 16. 2015, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 22, 2015

3.10	Articles Supplementary of the Company, dated February 26, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 1, 2016

3.11	Articles Supplementary of the Company, dated March 29, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 29, 2016

3.12	Articles Supplementary of the Company, dated July 15, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 18, 2016

3.13	Articles Supplementary of the Company, dated October 10, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 12, 2016

3.14	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

3.15	Third Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 9, 2017

3.16	Articles Supplementary of the Company, dated July 20, 2017, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 21, 2017

3.17	Articles Supplementary of the Company, dated October 26, 2017, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017

3.18	Articles Supplementary of the Company, dated November 14, 2017, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 20, 2017

3.19	Certificate of Correction to Articles Supplementary of the Company, dated May 11, 2018, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 14, 2018

3.20	Articles Supplementary of the Company, dated November 16, 2018, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 19, 2018

4.1	LTIP Unit Vesting Agreement, between and among the Company, Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated April 2, 2014, incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

4.2	Registration Rights Agreement by and among Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund III, LLC, BR SOIF II Manager, LLC, BR SOIF III Manager, LLC and the Company, dated April 2, 2014, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on April 8, 2014

4.3	Registration Rights Agreement among BR-NPT Springing Entity, LLC, BR-North Park Towers, LLC and the Company, dated April 2, 2014, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on April 8, 2014

4.4	Tax Protection Agreement by and among the Company, Bluerock Residential Holdings, L.P. and BR-NPT Springing Entity, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on April 8, 2014

4.5	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and R. Ramin Kamfar, dated April 2, 2014, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed April 8, 2014

4.6	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Gary T. Kachadurian, dated April 2, 2014, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed April 8, 2014

4.7	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Michael L. Konig, dated April 2, 2014, incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed April 8, 2014

4.8	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Christopher J. Vohs, dated April 2, 2014, incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed April 8, 2014

4.9	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and I. Bobby Majumder, dated April 2, 2014, incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed April 8, 2014

4.10	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Brian D. Bailey, dated April 2, 2014, incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed April 8, 2014

4.11	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Romano Tio, dated April 2, 2014, incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed April 8, 2014

4.12	LTIP Unit Vesting Agreement by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., and BRG Manager, LLC, dated July 2, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 9, 2015

4.13	Stock Award Agreement by and between the Company and Brian D. Bailey, dated as of March 24, 2015, incorporated by reference to Exhibit 4.60 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

4.14	Stock Award Agreement by and between the Company and I. Bobby Majumder, dated as of March 24, 2015, incorporated by reference to Exhibit 4.61 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

4.15	Stock Award Agreement by and between the Company and Romano Tio, dated as of March 24, 2015, incorporated by reference to Exhibit 4.62 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

4.16	Form of Amendment to Stock Award Agreement, incorporated by reference to Exhibit 4.63 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

4.17	LTIP Unit Vesting Agreement by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., and BRG Manager, LLC, dated August 3, 2016, incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

4.18	Letter Agreement, by and between Bluerock Residential Growth REIT, Inc. and Cetera Financial Group, Inc., dated as of February 6, 2017, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 8, 2016

4.19	Letter Agreement, by and between Bluerock Residential Growth REIT, Inc. and Cetera Financial Group, Inc., dated as of February 6, 2017, incorporated by reference to Exhibit 4.1 to the Company Current Report on Form 8-K filed on February 8, 2017

10.1	Management Agreement by and among the Company, Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2014

10.2	Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated April 2, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed on April 8, 2014

10.3	First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 21, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 21, 2015

10.4	Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated December 21, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 22, 2015

10.5	Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated March 1, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 1, 2016

10.6	Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated July 15, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 18, 2016

10.7	Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 11, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 12, 2016

10.8	Limited Liability Company/Joint Venture Agreement of BR Springhouse Managing Member, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.9	Limited Liability Company/Joint Venture Agreement of BR Hawthorne Springhouse JV, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.8 to Post-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.10	First Amendment to Limited Liability Company Agreement of BR Springhouse Managing Member, LLC, dated as of June 27, 2012, incorporated by reference to Exhibit 10.54 to Post-Effective Amendment No. 11 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.11	Limited Liability Company Agreement of BR Enders Managing Member, LLC, dated as of October 2, 2012, incorporated by reference to Exhibit 10.59 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.12	Limited Liability Company Agreement of Waypoint Bluerock Enders JV, LLC, dated as of October 2, 2012, incorporated by reference to Exhibit 10.60 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.13	Amended and Restated Limited Liability Company Agreement of Waypoint Enders Owner, LLC, dated as of October 2, 2012, incorporated by reference to Exhibit 10.61 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.14	Multifamily Note — CME by and between Waypoint Enders Owner, LLC and Jones Lang LaSalle Operations, L.L.C., dated October 2, 2012, incorporated by reference to Exhibit 10.62 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.15	Multifamily Loan and Security Agreement — CME by and among Waypoint Enders Owner, LLC and Jones Lang LaSalle Operations, L.L.C., dated October 2, 2012, incorporated by reference to Exhibit 10.63 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.16	Backstop Agreement by and among Robert C. Rohdie, Waypoint Enders Investors, LP, Waypoint Enders GP, LLC and BR Enders Managing Member, LLC, dated October 2, 2012, incorporated by reference to Exhibit 10.64 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.17	Property Management Agreement by and among Waypoint Enders Owner, LLC and Bridge Real Estate Group, LLC d/b/a Waypoint Management, dated October 2, 2012, incorporated by reference to Exhibit 10.65 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.18	Asset Management Agreement by and among Waypoint Enders Owner, LLC and Waypoint Residential, LLC dated October 2, 2012, incorporated by reference to Exhibit 10.66 to Post-Effective Amendment No. 12 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.19	Operating Agreement of BR Stonehenge 23Hundred JV, LLC, dated as of October 18, 2012, incorporated by reference to Exhibit 10.73 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.20	Membership Interest Purchase Agreement by and among BEMT Berry Hill, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated December 17, 2012, incorporated by reference to Exhibit 10.85 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.21	Amended and Restated Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated December 26, 2012, incorporated by reference to Exhibit 10.88 to Post-Effective Amendment No. 14 to the Company’s Registration Statement on Form S-11 (No. 333-153135)

10.22	First Amendment to Amended and Restated Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated August 13, 2013, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013

10.23	Second Amended and Restated Limited Liability Company Agreement of BR Berry Hill Managing Member, LLC, dated August 29, 2013, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2013

10.24	Contribution Agreement by and between BR-NPT Springing Entity, LLC and Bluerock Residential Holdings, L.P., effective as of March 10, 2014, incorporated by reference to Exhibit 10.91 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

10.25	Contribution Agreement by and among Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund III, LLC and the Company, effective as of March 10, 2014, incorporated by reference to Exhibit 10.92 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

10.26	Contribution Agreement by and between Bluerock Special Opportunity + Income Fund II, LLC and the Company, effective as of March 10, 2014, incorporated by reference to Exhibit 10.93 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

10.27	Contribution Agreement by and among Bluerock Special Opportunity + Income Fund, LLC, Bluerock Special Opportunity + Income Fund II, LLC and the Company, effective as of March 10, 2014, incorporated by reference to Exhibit 10.94 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

10.28	Contribution Agreement by and between Bluerock Special Opportunity + Income Fund, LLC and the Company, effective as of March 10, 2014, incorporated by reference to Exhibit 10.95 to Pre-Effective Amendment No. 4 to the Company’s Registration Statement on Form S-11 (No. 333-192610)

10.29	Assignment of Membership Interest in BR Oak Crest Villas, LLC by and between Bluerock Special Opportunity + Income Fund II, LLC and BRG Oak Crest, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.30	Assignment of Membership Interest in BR Waterford JV Member, LLC by and between Bluerock Special Opportunity + Income Fund, LLC and BRG Waterford, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.41 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.31	Assignment of Membership Interest in BR Waterford JV Member, LLC by and between Bluerock Special Opportunity + Income Fund II, LLC and BRG Waterford, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.42 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.32	Membership Interest Purchase and Sale Agreement between and among Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund III, LLC and Bluerock Residential Holdings, L.P., effective as of May 15, 2014, incorporated by reference to Exhibit 10.52 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.33	Membership Interest Purchase Agreement between and among Waypoint Enders Investors, LP, Waypoint Enders GP, LLC, and Waypoint Bluerock Enders JV, LLC, effective as of May 28, 2014, incorporated by reference to Exhibit 10.96 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.34	Limited Liability Company Agreement of BR Oak Crest Villas, LLC, by Bluerock Special Opportunity + Income Fund II, LLC, dated December 12, 2011, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.35	First Amendment to Limited Liability Company Agreement of BR Oak Crest Villas, LLC between and among BRG Oak Crest, LLC, Dr. Reza Kamfar and Forough Kamfar, as joint tenants with rights of survivorship, Susan Kamfar and Stephanie Kamfar, effective as of April 2, 2014, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.36	Limited Liability Company Agreement of Villas Partners, LLC by and between Oak Crest Villas JV, LLC, Ryan L. Hanks and Jordan Ruddy, effective as of November 18, 2011, incorporated by reference to Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.37	Limited Liability Company/Joint Venture Agreement of BR Waterford JV Member, LLC by and between Bluerock Special Opportunity + Income Fund, LLC and Bluerock Special Opportunity + Income Fund II, LLC, dated February 23, 2012, incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.38	First Amendment to Limited Liability Company/Joint Venture Agreement of BR Waterford JV Member, LLC by BRG Waterford, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.39	Limited Liability Company/Joint Venture Agreement of Agreement of Bell BR Waterford Crossing JV, LLC, by and between BR Waterford JV Member, LLC and Bell HNW Nashville Portfolio, LLC, dated March 29, 2012, incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.40	First Amendment to Limited Liability Company/Joint Venture Agreement for Bell BR Waterford Crossing JV, LLC, by and between BR Waterford JV Member, LLC and Bell HNW Nashville Portfolio, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.39 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.41	Limited Liability Company Agreement of Oak Crest Villas JV, LLC by and between BR Oak Crest Villas, LLC and Oak Crest Investors, LLC, dated January 31, 2012, incorporated by reference to Exhibit 10.14 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.42	Consent and Modification Agreement Regarding Transfer of Interests by and among Villas Partners, LLC, Ryan Hanks, and U.S. Bank National Association as Trustee for the registered holders of Wells Fargo Commercial Mortgage Securities, Inc., Multifamily Mortgage Pass-Through Certificates, Series 2012-K709, dated April 2, 2014, incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.43	Limited Liability Company Agreement of BRG T&C BLVD Houston, LLC, by and between BRG T&C BLVD Houston, LLC and Bluerock Residential Holdings, L.P., dated June 30, 2014, incorporated by reference to Exhibit 10.69 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.44	Limited Liability Company Agreement of BR T&C BLVD JV Member, LLC by and among BRG T&C BLVD Houston, LLC, Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund III, LLC, and Bluerock Growth Fund, LLC, dated July 1, 2014, incorporated by reference to Exhibit 10.161 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.45	Limited Liability Company Agreement of BR T&C BLVD., LLC, by and between HCH 106 Town and County L.P. and BR T&C BLVD JV Member, LLC, dated June 30, 2014, incorporated by reference to Exhibit 10.71 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.46	Development Agreement by and between BR T&C BLVD., LLC and Maple Multi-Family Operations, L.L.C., dated June 30, 2014, incorporated by reference to Exhibit 10.72 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.47	Owner-Contractor Construction Agreement by and between BR T&C BLVD., LLC and Maple Multi-Family TX Contractor, L.L.C., dated June 30, 2014, incorporated by reference to Exhibit 10.73 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.48	Construction Loan Agreement by and between BR T&C BLVD., LLC, Compass Bank, and the lenders that are or become a signatory thereto, dated July 1, 2014, incorporated by reference to Exhibit 10.165 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.49	Guaranty Agreement by and between CFP Residential, L.P. CFH Maple Residential Investor, L.P., VF MultiFamily Holdings, Ltd. VF Residential, Ltd., and Maple Residential, L.P. in favor of Compass Bank and the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.166 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.50	Environmental Indemnity Agreement by and between BR T&C BLVD., LLC, Compass Bank, and the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.167 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.51	Promissory Note by and between BR T&C BLVD, LLC and Compass Bank, dated July 1, 2014, incorporated by reference to Exhibit 10.168 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.52	Promissory Note by and between BR T&C BLVD, LLC and Patriot Bank, dated July 1, 2014, incorporated by reference to Exhibit 10.169 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.53	Assignment and Subordination of Development Agreement by and between BR T&C BLVD., LLC and Maple Multi-Family Operations, L.L.C. for the benefit of Compass Bank and the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.170 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.54	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by and between BR T&C BLVD., LLC to Lee Q. Vardaman, Trustee for the benefit of Compass Bank as administrative agent for the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.171 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.55	Senior Secured Credit Facility Fee Letter by and between BR T&C BLVD., LLC and Compass Bank as administrative agent for the lenders that are or become a signatory to the Loan Agreement, dated July 1, 2014, incorporated by reference to Exhibit 10.172 to the Company’s Registration Statement on Form S-11 (No. 333-198770)

10.56	Amended and Restated Limited Liability Company Agreement of BR Orlando UCFP, LLC, by and between BRG UCFP Investor, LLC and Bluerock Special Opportunity + Income Fund, LLC, dated July 30, 2014, incorporated by reference to Exhibit 10.84 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.57	Operating Agreement of BR/CDP UCFP Venture, LLC, by and between CDP UCFP Developer, LLC and BR Orlando UCFP, LLC, dated January 15, 2014, incorporated by reference to Exhibit 10.86 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.58	Limited Liability Company Agreement of BRG UCFP Investor, LLC, by Bluerock Residential Holdings, L.P., dated July 30, 2014, incorporated by reference to Exhibit 10.87 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014

10.59	Redemption Agreement by and between BR Berry Hill Managing Member, LLC, Bluerock Growth Fund, LLC, BEMT Berry Hill, LLC and Bluerock Special Opportunity + Income Fund, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.187 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.60	Contribution and Distribution Agreement by and among BR Berry Hill Managing Member, LLC, BR Berry Hill Managing Member II, LLC, Bluerock Special Opportunity + Income Fund III, LLC, and BEMT Berry Hill, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.188 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.61	Amended and Restated Limited Liability Company Agreement of BR Stonehenge 23Hundred JV, LLC by and among BR Berry Hill Managing Member, LLC and BR Berry Hill Managing Member II, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.189 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.62	Redemption Agreement by and among BR Stonehenge 23Hundred JV, LLC, BR Berry Hill Managing Member, LLC, BR Berry Hill Managing Member II, LLC, Bluerock Growth Fund, LLC, and Stonehenge 23Hundred JV Member, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.190 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.63	Tenancy in Common Agreement by and among SH 23 Hundred TIC, LLC, 23Hundred, LLC, and BGF 23Hundred, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.191 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.64	Redemption Agreement between and among BR Stonehenge 23Hundred JV, LLC, Bluerock Growth Fund, LLC, BR Berry Hill Managing Member, LLC, and BR Berry Hill Managing Member II, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.193 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.65	Assumption Agreement by and among Fifth Third Bank, 23Hundred, LLC, SH 23Hundred TIC, LLC, and BGF 23Hundred, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.194 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.66	Limited Liability Company Agreement of BR Berry Hill Managing Member II, LLC, by and between BEMT Berry Hill, LLC and Bluerock Special Opportunity + Growth Fund III, LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.195 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.67	Purchase and Sale Agreement by and between 23Hundred, LLC, BGF 23Hundred, LLC and SH 23Hundred TIC, LLC and Sentinel Acquisitions Corp., dated December 10, 2014, incorporated by reference to Exhibit 10.196 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.68	First Amendment to Purchase and Sale Agreement by and between 23Hundred, LLC, BGF 23Hundred, LLC and SH 23Hundred TIC, LLC and Sentinel Acquisitions Corp., dated December 15, 2014, incorporated by reference to Exhibit 10.197 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.69	Second Amendment to Purchase and Sale Agreement by and between 23Hundred, LLC, BGF 23Hundred, LLC and SH 23Hundred TIC, LLC and Sentinel Acquisitions Corp., dated December 17, 2014, incorporated by reference to Exhibit 10.198 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.70	Purchase and Sale Agreement by and between Bell HNW Waterford, LLC, Bell BR Waterford Crossing JV, LLC, and Bel Hendersonville LLC, dated December 9, 2014, incorporated by reference to Exhibit 10.199 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.71	Assumption and Release Agreement by and among Bell BR Waterford Crossing JV, LLC, Bell HNW Waterford, LLC, Bluerock Residential Growth REIT Inc., Bell Partners Inc., and Bell HNW Nashville Portfolio, LLC, dated December 3, 2014, incorporated by reference to Exhibit 10.200 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.72	Redemption Agreement by and among Bell BR Waterford Crossing JV, LLC, BR Waterford JV Member, LLC, BR Waterford JV Minority Member, LLC, and Bell HNW Nashville Portfolio, LLC, dated December 3, 2014, incorporated by reference to Exhibit 10.201 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.73	Tenants In Common Agreement by and among Bell BR Waterford Crossing JV, LLC and Bell HNW Waterford, LLC, dated December 3, 2014, incorporated by reference to Exhibit 10.202 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.74	Amended and Restated Limited Liability Company Agreement by and among BR Waterford JV Member, LLC and BR Waterford JV Minority Member, LLC, dated December 3, 2014, incorporated by reference to Exhibit 10.203 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.75	Second Amendment to Multifamily Loan and Security Agreement by and between Bell BR Waterford Crossing JV LLC, Bell HNW Waterford, LLC, and Fannie Mae, dated December 3, 2014, incorporated by reference to Exhibit 10.204 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.76	Development Agreement by and between BR Bellaire Blvd, LLC, and Maple Multi-Family Operations, L.L.C., dated January 9, 2015, incorporated by reference to Exhibit 10.205 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.77	Limited Liability Company Agreement of BR Bellaire Blvd, LLC by and between Blaire House, LLC, and BR Southside Member, LLC, dated January 9, 2015, incorporated by reference to Exhibit 10.206 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.78	Guaranty Agreement by CFP Residential, L.P., CFH Maple Residential Investor, L.P., VF MultiFamily Holdings, Ltd., VF Residential, Ltd., and Maple Residential, L.P., in favor of BR Southside Member, LLC and BR Bellaire Blvd, LLC, dated January 9, 2015, incorporated by reference to Exhibit 10.207 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.79	Owner-Contractor Construction Agreement by and between BR Bellaire Blvd, LLC and Maple Multi-Family TX Contractor, L.L.C. dated January 9, 2015, incorporated by reference to Exhibit 10.208 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.80	Property Management Agreement by and between BR Carroll Arium Grande Lakes Owner, LLC and Carroll Management Group, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.209 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.81	Assignment of Management Agreement by and among BR Carroll Arium Grande Lakes Owner, LLC, Walker & Dunlop, LLC, and Carroll Management Group, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.210 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.82	Consolidated, Amended and Restated Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BR Carroll Arium Grande Lakes Owner, LLC, to and for the benefit of Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.211 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.83	Operations and Maintenance Agreement – Moisture Management Plan by and between BR Carroll Arium Grande Lakes Owner, LLC and Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.212 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.84	Interest Rate Cap Reserve and Security Agreement by and between BR Carroll Arium Grande Lakes Owner, LLC and Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.213 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.85	Environmental Indemnity Agreement by BR Carroll Arium Grande Lakes Owner, LLC, to and for the benefit of Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.214 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.86	Guaranty of Non-Recourse Obligations by MPC Partnership Holdings LLC, to and for the benefit of Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.215 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.87	Assignment of Security Instrument (Multifamily Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing) by Walker & Dunlop, LLC, to and for the benefit of Fannie Mae, dated November 4, 2014, incorporated by reference to Exhibit 10.216 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.88	Consolidated, Amended and Restated Multifamily Note by and between BR Carroll Arium Grande Lakes Owner, LLC and Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.217 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.89	Multifamily Loan and Security Agreement (Non-Recourse) by and between BR Carroll Arium Grande Lakes Owner, LLC and Walker & Dunlop, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.218 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.90	Limited Liability Company Agreement of BR Carroll Grande Lakes JV, LLC by and between BRG Grande Lakes, LLC and Carroll Co-Invest III Grande Lakes, LLC, dated November 4, 2014, incorporated by reference to Exhibit 10.219 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.91	Limited Liability Company Agreement of BR Carroll Arium Grande Lakes Owner, LLC by and between BR Carroll Grande Lakes JV, LLC and Bluerock Asset Management LLC, effective as of October 2, 2014, incorporated by reference to Exhibit 10.220 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.92	Limited Liability Agreement of BRG Grande Lakes, LLC, by and between BRG Grande Lakes, LLC and Bluerock Residential Holdings, L.P., dated October 2, 2014, incorporated by reference to Exhibit 10.221 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014

10.93	Amended and Restated Limited Liability Company Agreement of 23Hundred, LLC by BR Stonehenge 23Hundred JV, LLC, dated as of December 31, 2014, incorporated by reference to Exhibit 10.169 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015

10.94	Limited Liability Company Agreement of BR Southside Member, LLC by and among BRG Southside, LLC, Bluerock Special Opportunity + Income Fund II, LLC, and Bluerock Special Opportunity + Income Fund III, LLC, dated December 22, 2014, incorporated by reference to Exhibit 10.170 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015

10.95	Limited Liability Company Agreement of BEMT Berry Hill, LLC by and between Bluerock Multifamily Holdings, L.P. and BEMT Berry Hill, LLC, dated as of October 18, 2012, incorporated by reference to Exhibit 10.171 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015

10.96	Purchase and Sale Agreement by and between Park Kingston Investors, LLC and Bluerock Real Estate, L.L.C., dated as of January 15, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.97	Amendment to Purchase and Sale Agreement by and between Park Kingston Investors, LLC and Bluerock Real Estate, L.L.C., dated as of February 17, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.98	Second Amendment to Purchase and Sale Agreement by and between Park Kingston Investors, LLC and Bluerock Real Estate, L.L.C., dated as of February 20, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.99	Partial Assignment and Assumption of Purchase and Sale Agreement by and between Bluerock Real Estate, L.L.C. and BR Park & Kingston Charlotte, LLC, dated as of February 20, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.100	Limited Liability Company Agreement of BR Park & Kingston Charlotte, LLC by 23Hundred, LLC, dated effective as of January 8, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 20, 2016

10.101	Amendment to Amended and Restated Limited Liability Company Agreement of 23Hundred, LLC by BR Stonehenge 23Hundred JV, LLC, dated January 8, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.102	Multifamily Loan and Security Agreement (Non-Recourse) by and between BR Park & Kingston Charlotte, LLC and CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.103	Multifamily Note by and between BR Park & Kingston Charlotte, LLC and CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on March 20, 2016

10.104	Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BR Park & Kingston Charlotte, LLC for the benefit of CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.105	Assignment of Management Agreement by and between BR Park & Kingston Charlotte, LLC, CBRE Multifamily Capital, Inc., and Bell Partners Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.106	Environmental Indemnity Agreement and between BR Park & Kingston Charlotte, LLC and CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.107	Assignment of Collateral Agreements and Other Loan Documents by and between BR Park & Kingston Charlotte, LLC and CBRE Multifamily Capital, Inc., dated as of March 16, 2015, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on March 20, 2015

10.108	Second Amended and Restated Limited Liability Company Agreement of Bell BR Waterford Crossing JV, LLC by and among BR Waterford JV Member, LLC, BR Waterford JV Minority Member, LLC, Durant Holdings, LLC, V BELLS LLC, and Craig S. West, effective as of March 26, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on April 1, 2015

10.109	Property Management Agreement by and between BR Park & Kingston Charlotte, LLC and Bell Partners Inc., dated March 16, 2015, incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015

10.110	Property Management Agreement by and between Bluerock Property Management, LLC and Bell Partners, Inc., dated March 26, 2015, incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015

10.111	Leasehold Deed of Trust, Assignment of Rents and Leases, Security Agreement, Fixture Filing and Financing Statement by BR Bellaire BLVD , LLC for the benefit of Bank of America, N.A., dated April 7, 2015, incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015

10.112	Construction Loan Agreement among BR Bellaire Blvd, LLC, Bank of America, N.A. as Administrative Agent and Lender and the other financial institutions party thereto dated as of April 7, 2015, incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015

10.113	Deed of Trust Note made by BR Bellaire Blvd, LLC in favor of Bank of America, N.A. dated as of April 7, 2015, incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015

10.114	Ground Lease by and between Prokop Industries BH, L.P. and BR Bellaire BLVD, LLC, dated as of January 12, 2015, incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the period ending March 31, 2015

10.115	Assignment Agreement by and between Bluerock Real Estate, L.L.C. and BRG Ashton NC, LLC, dated May 12, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2015

10.116	Purchase Agreement by and between AR I Borrower, LLC and Bluerock Real Estate, L.L.C., dated May 12, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending June 30, 2015

10.117	Operating Agreement of BR-TBR Whetstone Venture, LLC by and between TriBridge Co-Invest 27, LLC and BR Whetstone Member, LLC, dated as of May 20, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.118	Limited Liability Company Agreement of BR Whetstone Member, LLC by and among BRG Whetstone Durham, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated as of May 20, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.119	Limited Liability Company Agreement of BR-TBR Whetstone Owner, LLC by BR-TBR Whetstone Venture, LLC, dated as of May 20, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.120	Purchase and Sale Agreement by and between AH Durham Apartments, LLC and TriBridge, LLC, dated as of December 1, 2014, incorporated by reference to Exhibit 10.210 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.121	First Amendment to Purchase and Sale Agreement by and between AH Durham Aparttments, LLC and TriBridge, LLC, dated as of February 20, 2015, incorporated by reference to Exhibit 10.211 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.122	Second Amendment to Purchase and Sale Agreement by and between AH Durham Apartments, LLC and TriBridge, LLC, dated as of February 24, 2015, incorporated by reference to Exhibit 10.212 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.123	Third Amendment to Purchase and Sale Agreement by and between AH Durham Apartments, LLC and TriBridge, LLC, dated as of February 26, 2015, incorporated by reference to Exhibit 10.213 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.124	Fourth Amendment to Purchase and Sale Agreement by and between AH Durham Apartments, LLC and TriBridge, LLC, dated as of March 4, 2015, incorporated by reference to Exhibit 10.214 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.125	Property Management Agreement by and between BR-TBR Whetstone Owner, LLC and TriBridge Residential Property Management Advisors, LLC, dated as of May 20, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.126	Backstop Agreement by and between TriBridge Residential, LLC and Bluerock Residential Growth REIT, Inc., dated as of May 20, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.127	Loan Agreement by and between BR-TBR Whetstone Owner, LLC and KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.128	Guaranty Agreement by Bluerock Residential Growth REIT, Inc. in favor of KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.129	Environmental and Hazardous Substances Indemnity Agreement by BR-TBR Whetstone Owner, LLC and Bluerock Residential Growth REIT, Inc. for the benefit of KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.130	Assignment of Leases and Rents by BR-TBR Whetstone Owner, LLC for the benefit of KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.131	Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing Securing Future Advances by BR-TBR Whetstone Owner, LLC, in favor of Christopher T. Neil, Trustee for the benefit of KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.132	Promissory Note by BR-TBR Whetstone Owner, LLC for the benefit of KeyBank National Association, dated as of May 20, 2015, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed May 27, 2015

10.133	Bluerock Residential Growth REIT, Inc. Amended and Restated 2014 Equity Incentive Plan for Individuals, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 29, 2015

10.134	Bluerock Residential Growth REIT, Inc. Amended and Restated 2014 Equity Incentive Plan for Entities, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 29, 2015

10.135	Operating Agreement of BR/CDP CB Venture, LLC by and between BR Cheshire Member, LLC and CB Developer, LLC dated as of May 29, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 4, 2015

10.136	Limited Liability Company Agreement of BR Cheshire Member, LLC by and among BRG Cheshire, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 4, 2015

10.137	Limited Liability Company Agreement of CB Owner, LLC by BR/CDP CB Venture, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 4, 2015

10.138	Tenancy in Common Agreement by and among BR/CDP CB Venture, LLC, Duke of Lexington, LLC, and Commander Habersham, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 4, 2015

10.139	TIC Management Agreement by and among BR/CDP CB Venture, LLC, Duke of Lexington, LLC, and Commander Habersham, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 4, 2015

10.140	Trust Agreement by and among BR/CDP CB Venture, LLC, Duke of Lexington, LLC, Commander Habersham, LLC and CB Owner, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed June 4, 2015

10.141	Development Agreement by and among CB Owner, LLC and CDP Developer I, LLC, dated as of May 29, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed June 4, 2015

10.142	Second Amendment to Management Agreement, by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated August 6, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 12, 2015

10.143	Promissory Note by AR I Borrower, LLC for the benefit of Sun Life Assurance Company of Canada, dated as of November 22, 2013, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.144	Deed of Trust and Security Agreement and Fixture Filing by AR I Borrower, LLC, in favor of Sun Life Assurance Company of Canada, dated as of November 22, 2013, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.145	Assignment of Leases and Rents by AR I Borrower, LLC for the benefit of Sun Life Assurance Company of Canada, dated as of November 22, 2013, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.146	Note, Deed of Trust, and Related Loan Documents Assignment, Assumption and Modification Agreement by and among Sun Life Assurance Company of Canada, BR Ashton I Owner, LLC, Bluerock Residential Growth REIT, Inc., AR I Borrower, LLC, and Rob Meyer, Mark Mechlowitz, Jorge Sardinas, Robert Fishel, and Harold Katz, dated as of August 19, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.147	Environmental Indemnity by Bluerock Residential Growth REIT, Inc. and BR Ashton I Owner, LLC for the benefit of Sun Life Assurance Company of Canada, dated as of August 19, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.148	Guaranty of Non-Recourse Carve-Outs by Bluerock Residential Growth REIT, Inc. in favor of Sun Life Assurance Company of Canada, dated as of August 19, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.149	Letter of Undertaking by and between BR Ashton I Owner, LLC and Sun Life Assurance Company of Canada, dated as of August 19, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.150	Management Agreement by and between BR Ashton I Owner, LLC and GREP Southeast, LLC, dated as of August 19, 2015, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.151	Estoppel and Agreement by AR I Borrower, LLC for the benefit of BR Ashton I Owner, LLC, dated as of August 18, 2015, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.152	Assignment of Purchase and Sale Agreement and Escrow Instructions by and between BRG Ashton NC, LLC and BR Ashton I Owner, LLC, dated as of August 19, 2015, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.153	Bill of Sale and Assignment and Assumption of Leases and Service Contracts by and between AR I Borrower, LLC and BR Ashton I Owner, LLC, dated as of August 19, 2015, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.154	Limited Liability Company Agreement of BRG Ashton NC, LLC by and between BRG Ashton NC, LLC and Bluerock Residential Holdings, L.P., dated as of April 15, 2015, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.155	Limited Liability Company Agreement of BR Ashton I Owner, LLC by and between BR Ashton I Owner, LLC and BRG Ashton NC, LLC, dated as of July 7, 2015, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on August 25, 2015

10.156	Limited Liability Company Agreement of BR Carroll World Gateway, LLC by and between BR Carroll World Gateway Orlando JV, LLC, Michael L. Konig and Jordan B. Ruddy, effective as of July 7, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.157	Limited Liability Company Agreement of BR Carroll World Gateway Orlando JV, LLC by and between BR World Gateway JV Member, LLC and Carroll Co-Invest III World Gateway, LLC, dated as of August 20, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.158	Limited Liability Company Agreement of BRG World Gateway Orlando, LLC by Bluerock Residential Holdings, L.P., effective as of June 24, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.159	Multifamily Loan and Security Agreement by and between BR Carroll World Gateway, LLC and Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.160	Guaranty by Bluerock Residential Growth REIT, Inc. and MPC Partnership Holdings LLC for the benefit of Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.161	Florida Amended and Restated Multifamily Note by and between BR Carroll World Gateway, LLC and Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.162	Amended and Restated Multifamily Mortgage, Assignment of Rents and Security Agreement by and between BR Carroll World Gateway, LLC and Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.163	Agreement to Amend or Comply by and between BR Carroll World Gateway, LLC and Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.164	Assignment of Management Agreement and Subordination of Management Fees by and between BR Carroll World Gateway, LLC, Jones Lang LaSalle Operations, L.L.C. and Carroll Management Group, LLC, dated as of August 20, 2015, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.165	60-Day Letter by BR Carroll World Gateway, LLC for the benefit of Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.166	Borrower’s Underwriting Certificate by BR Carroll World Gateway, LLC for the benefit of Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.167	MMP and O&M Programs Implementation Certificate by BR Carroll World Gateway, LLC for the benefit of Jones Lang LaSalle Operations, L.L.C., dated as of August 20, 2015, incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.168	Backstop Agreement by and between MPC Partnership Holdings LLC, Carroll Management Group, LLC, and Bluerock Residential Growth REIT, Inc., dated as of August 20, 2015, incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2015

10.169	Assignment Agreement, between and among Bluerock Multifamily Advisor, LLC and BRG Manager, LLC, dated September 4, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2015

10.170	Limited Liability Company Agreement of BRG DFW Portfolio, LLC by Bluerock Residential Holdings, L.P., dated as of September 15, 2015, incorporated by reference to Exhibit 10.260 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.171	Limited Liability Company Agreement of BR DFW Portfolio JV Member, LLC by BRG DFW Portfolio, dated as of September 15, 2015, incorporated by reference to Exhibit 10.261 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.172	Limited Liability Company Agreement of BR Carroll DFW Portfolio JV, LLC by and between BR DFW Portfolio JV Member, LLC and Carroll Co-Invest III DFW Portfolio, LLC, dated as of October 29, 2015, incorporated by reference to Exhibit 10.262 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.173	Limited Liability Company Agreement of BR Carroll Phillips Creek Ranch, LLC by and among BR Carroll DFW Portfolio JV, LLC, Michael L. Konig and Jordan B. Ruddy, dated as of September 22, 2015, incorporated by reference to Exhibit 10.263 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.174	Limited Liability Company Agreement of BR Carroll Phillips Creek Ranch Holdings, LLC by and among BR Carroll DFW Portfolio JV, LLC, Michael L. Konig and Jordan B. Ruddy, dated as of September 22, 2015, incorporated by reference to Exhibit 10.264 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.175	Limited Liability Company Agreement of BR Carroll Keller Crossing, LLC by and among BR Carroll DFW Portfolio JV, LLC, Michael L. Konig and Jordan B. Ruddy, dated as of September 15, 2015, incorporated by reference to Exhibit 10.265 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.176	Limited Liability Company Agreement of BR Carroll Keller Crossing Holdings, LLC by and among BR Carroll DFW Portfolio JV, LLC, Michael L. Konig and Jordan B. Ruddy, dated as of September 15, 2015, incorporated by reference to Exhibit 10.266 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.177	Property Management Agreement by and between BR Carroll Phillips Creek Ranch, LLC and Carroll Management LLC, dated as of October 29, 2015, incorporated by reference to Exhibit 10.267 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.178	Property Management Agreement by and between BR Carroll Keller Crossing, LLC and Carroll Management LLC, dated as of October 29, 2015, incorporated by reference to Exhibit 10.268 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.179	Guaranty by Carroll Multifamily Real Estate Fund III, LP and Bluerock Residential Growth REIT, Inc. in favor of CBRE Capital Markets, Inc., dated as of October 29, 2015, incorporated by reference to Exhibit 10.269 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.180	Multifamily Loan and Security Agreement by and between BR Carroll Phillips Creek Ranch, LLC and CBRE Capital Markets, Inc., dated October 29, 2015, incorporated by reference to Exhibit 10.270 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.181	Multifamily Note by BR Carroll Phillips Creek Ranch, LLC in favor of CBRE Capital Markets, Inc., dated as of October 29, 2015, incorporated by reference to Exhibit 10.271 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.182	Multifamily Deed of Trust, Assignment of Rents, Security Agreement and Fixture Filing by BR Carroll Phillips Creek Ranch, LLC and Rebecca S. Conrad, as trustee, in favor of CBRE Capital Markets, Inc., dated as of October 29, 2015, incorporated by reference to Exhibit 10.272 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.183	Assignment of Management Agreement and Subordination of Management Fees by BR Carroll Phillips Creek Ranch, LLC and Carroll Management Group, LLC in favor of CBRE Capital Markets, Inc., dated as of October 29, 2015, incorporated by reference to Exhibit 10.273 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.184	Promissory Note by BR Carroll Keller Crossing, LLC in favor of The Northwestern Mutual Life Insurance Company, dated as of October 22, 2015, incorporated by reference to Exhibit 10.274 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.185	Guarantee of Recourse Obligations by Carroll Multifamily Real Estate Fund III, LP and Bluerock Residential Growth REIT, Inc. in favor of The Northwestern Mutual Life Insurance Company, dated as of October 22, 2015, incorporated by reference to Exhibit 10.275 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.186	Environmental Indemnity Agreement by BR Carroll Keller Crossing, LLC, Carroll Multifamily Real Estate Fund III, LP, Bluerock Residential Growth REIT, Inc. in favor of The Northwestern Mutual Life Insurance Company, dated as of October 22, 2015, incorporated by reference to Exhibit 10.276 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.187	Deed of Trust and Security Agreement by BR Carroll Keller Crossing, LLC in favor of The Northwestern Mutual Life Insurance Company, dated as of October 22, 2015, incorporated by reference to Exhibit 10.277 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.188	Absolute Assignment of Leases and Rents by BR Carroll Keller Crossing, LLC in favor of The Northwestern Mutual Life Insurance Company, dated as of October 22, 2015, incorporated by reference to Exhibit 10.278 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.189	Third Amendment to Management Agreement, by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated November 10, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed on November 17, 2015

10.190	Limited Liability Company Agreement of BRG Domain Phase 1, LLC by Bluerock Residential Holdings, L.P., dated as of November 20, 2015, incorporated by reference to Exhibit 10.280 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.191	Limited Liability Company Agreement of BR Member Domain Phase 1, LLC by and between BRG Domain Phase 1, LLC and Special Opportunity and Income Fund II, LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.281 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.192	Amended and Restated Limited Liability Company Agreement of BR-ArchCo Domain Phase 1 JV, LLC by and between BR Member Domain Phase 1, LLC and ArchCo Domain Member, LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.282 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.193	Limited Liability Company Agreement of BR-ArchCo Domain Phase 1, LLC by BR-ArchCo Phase 1 JV, LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.283 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.194	Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of April 29, 2015, incorporated by reference to Exhibit 10.284 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.195	Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of July 13, 2015, incorporated by reference to Exhibit 10.285 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.196	Second Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of July 29, 2015, incorporated by reference to Exhibit 10.286 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.197	Third Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of August 6, 2015, incorporated by reference to Exhibit 10.287 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.198	Fourth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of August 14, 2015, incorporated by reference to Exhibit 10.288 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.199	Fifth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of October 7, 2015, incorporated by reference to Exhibit 10.289 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.200	Sixth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of October 12, 2015, incorporated by reference to Exhibit 10.290 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.201	Seventh Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of November 17, 2015, incorporated by reference to Exhibit 10.291 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.202	Eighth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential, LLC and RCM Firewheel, LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.292 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.203	Phase I Partial Assignment and Assumption by and between BR-ArchCo Domain Phase 1, LLC and ArchCo Residential LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.293 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.204	Phase II Partial Assignment and Assumption by and between BR-ArchCo Domain Phase 2, LLC and ArchCo Residential LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.294 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.205	Phase III Partial Assignment and Assumption by and between BR-ArchCo Domain Phase 3, LLC and ArchCo Residential LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.295 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.206	Project Administration Agreement by and between BRG Domain Phase 1 Development Manager, LLC, ArchCo Domain PM LLC, and BR-ArchCo Domain Phase 1, LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.296 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.207	Development Services Agreement by and between BRG Domain Phase 1 Development Manager, LLC and BR-ArchCo Domain Phase 1, LLC, dated as of November 20, 2015, incorporated by reference to Exhibit 10.297 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.208	Amended and Restated Operating Agreement of BR/CDP CB Venture, LLC by and between BR Cheshire Member, LLC and CB Developer, LLC dated effective as of May 29, 2015, incorporated by reference to Exhibit 10.298 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.209	Amended and Restated Limited Liability Company Agreement of BR Cheshire Member, LLC by and among BRG Cheshire, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated effective as of May 29, 2015, incorporated by reference to Exhibit 10.299 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.210	Amended and Restated Limited Liability Company Agreement of CB Owner, LLC by BR/CDP CB Venture, LLC and Michael L. Konig and Robert G. Meyer, as co-trustees under the Amended and Restated BR/CDP Cheshire Bridge Trust Agreement bearing an effective date of May 29, 2015, dated effective as of May 29, 2015, incorporated by reference to Exhibit 10.300 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.211	Amended and Restated TIC Management Agreement by and among Duke of Lexington, LLC, Commander Habersham, LLC, and BR/CDP CB Venture, LLC, dated effective as of May 29, 2015, incorporated by reference to Exhibit 10.301 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.212	Amended and Restated BR/CDP Cheshire Bridge Trust Agreement by and between Duke of Lexington, LLC, Commander Habersham, LLC and BR/CDP CB Venture, LLC, and Robert G. Meyer and Michael L. Konig as Co-Trustees, dated effective as of May 29, 2015, incorporated by reference to Exhibit 10.302 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.213	Amended and Restated Tenancy in Common Agreement by and among Duke of Lexington, LLC, Commander Habersham, LLC, and BR/CDP CB Venture, LLC, dated effective as of May 29, 2015, incorporated by reference to Exhibit 10.303 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.214	Amended and Restated Development Agreement by and between CB Owner, LLC and CDP Developer I, LLC, dated effective as of May 29, 2015, incorporated by reference to Exhibit 10.304 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.215	Assignment of Contacts, Licenses and Permits by CB Owner, LLC in favor of The PrivateBank and Trust Company, dated as of December 16, 2015, incorporated by reference to Exhibit 10.305 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.216	Fee Letter by and between CB Owner, LLC and The PrivateBank and Trust Company, dated as of December 16, 2015, incorporated by reference to Exhibit 10.306 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.217	Assignment and Subordination of Development Agreement by CB Owner, LLC in favor of The PrivateBank and Trust Company, dated as of December 16, 2015, incorporated by reference to Exhibit 10.307 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.218	Security Agreement by CB Owner, LLC in favor of The PrivateBank and Trust Company, dated as of December 16, 2015, incorporated by reference to Exhibit 10.308 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.219	Assignment and Leases, Rents and Profits by CB Owner, LLC in favor of The PrivateBank and Trust Company, dated as of December 16, 2015, incorporated by reference to Exhibit 10.309 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.220	Indemnity Agreement Regarding Hazardous Materials by CB Owner, LLC, Robert Meyer, Mark Mechlowitz, Jorge Sardinas, Robert Fishel, and Alsar Limited Partnership in favor of The PrivateBank and Trust Company, dated as of December 16, 2015, incorporated by reference to Exhibit 10.310 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.221	Promissory Note by CB Owner, LLC in favor of The PrivateBank and Trust Company, dated as of December 16, 2015, incorporated by reference to Exhibit 10.311 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.222	Construction Loan and Security Agreement by CB Owner, LLC in favor of The PrivateBank and Trust Company, LLC, dated as of December 16, 2015, incorporated by reference to Exhibit 10.312 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.223	Deed to Secure Debt, Assignment of Rents and Leases and Security Agreement by CB Owner, LLC in favor of The PrivateBank and Trust Company, LLC, dated as of December 16, 2015, incorporated by reference to Exhibit 10.313 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.224	Dealer Manager Agreement by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and Bluerock Capital Markets, LLC, dated December 17, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2015

10.225	Warrant Agreement by and between Bluerock Residential Growth REIT, Inc. and American Stock Transfer & Trust Company, LLC, dated December 17, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 22, 2015

10.226	Limited Liability Company Agreement of BR-TBR Lake Boone NC Owner, LLC, by and between BR-TBR Lake Boone NC Venture, LLC and Michael L. Konig, dated effective as of July 15, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 24, 2015

10.227	Operating Agreement of BR-TBR Lake Boone NC Venture, LLC by and between TriBridge Co-Invest 29, LLC and BR Lake Boone JV Member, LLC, dated as of November 30, 2015, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 24, 2015

10.228	Operating Agreement of BR Lake Boone JV Member, LLC, by and between BRG Lake Boone NC, LLC and Bluerock Special Opportunity + Income Fund II, LLC, dated as of July 15, 2015, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 24, 2015

10.229	Limited Liability Company Agreement of BRG Lake Boone NC, LLC, by Bluerock Residential Holdings, L.P., dated as of July 28, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 24, 2015

10.230	Contribution Agreement by and between TriBridge Co-Invest 29, LLC and BR-TBR Lake Boone NC Venture, LLC, dated as of November 30, 2015, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 24, 2015

10.231	Development Agreement, by and between BR-TBR Lake Boone NC Owner, LLC and Tribridge Residential Development, LLC, dated as of October 30, 2015, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 24, 2015

10.232	Limited Liability Company Agreement of BRG Flagler Village, LLC by Bluerock Residential Holdings, L.P., dated as of December 18, 2015, incorporated by reference to Exhibit 10.323 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.233	Limited Liability Company Agreement of BR Flagler JV Member, LLC by and between BRG Flagler Village, LLC and Special Opportunity + Income Fund II, LLC, dated as of December 18, 2015, incorporated by reference to Exhibit 10.324 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.234	Limited Liability Company Agreement of BR ArchCo Flagler Village JV, LLC by and between BR Flagler JV Member, LLC and ArchCo Metropolitan Member, LLC, dated as of December 18, 2015, incorporated by reference to Exhibit 10.325 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.235	Limited Liability Company Agreement of BR ArchCo Flagler Village, LLC by BR ArchCo Flagler Village JV, LLC, dated as of December 18, 2015, incorporated by reference to Exhibit 10.326 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.236	Commercial Contract by and between ArchCo Residential LLC and Metropolitan Property Investment, LLC, dated as of November 30, 2015, incorporated by reference to Exhibit 10.327 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.237	Assignment and Assumption of Commercial Contract by and between ArchCo Residential LLC and BR ArchCo Flagler Village, dated as of December 18, 2015, incorporated by reference to Exhibit 10.328 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.238	Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of January 12, 2015, incorporated by reference to Exhibit 10.329 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.239	Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of February 9, 2015, incorporated by reference to Exhibit 10.330 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.240	Second Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of April 30, 2015, incorporated by reference to Exhibit 10.331 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.241	Third Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of June 30, 2015, incorporated by reference to Exhibit 10.332 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.242	Fourth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of September 15, 2015, incorporated by reference to Exhibit 10.333 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.243	Fifth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Andrews Village, LLC, dated as of October 2015, incorporated by reference to Exhibit 10.334 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.244	Assignment and Assumption of Agreement of Purchase and Sale by and between ArchCo Residential LLC and BR ArchCo Flagler Village, LLC, dated as of December 18, 2015, incorporated by reference to Exhibit 10.335 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.245	Limited Liability Company Agreement of BRG SW FL Portfolio, LLC by Bluerock Residential Holdings, L.P., dated effective as of November 23, 2015, incorporated by reference to Exhibit 10.336 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.246	Limited Liability Company Agreement of BR SW FL Portfolio JV Member, LLC by BRG SW FL Portfolio, LLC, dated effective as of November 23, 2015, incorporated by reference to Exhibit 10.337 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.247	Limited Liability Company Agreement of BR Carroll SW Portfolio JV, LLC by and between BR SW FL Portfolio JV Member, LLC and Carroll Co-Invest IV SW FL Portfolio, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.338 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.248	Limited Liability Company Agreement of BR Carroll Naples, LLC by BR Carroll SW Portfolio JV, LLC, dated effective as of November 23, 2015, incorporated by reference to Exhibit 10.339 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.249	Limited Liability Company Agreement of BR Carroll Palmer Ranch, LLC by BR Carroll SW Portfolio JV, LLC, dated effective as of November 23, 2015, incorporated by reference to Exhibit 10.340 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.250	60 Day Letter executed by BR Carroll Palmer Ranch, LLC, dated January 5, 2016, incorporated by reference to Exhibit 10.341 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.251	Assignment of Management Agreement and Subordination of Management Fees by BR Carroll Palmer Ranch, LLC and Carroll Management Group, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.342 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.252	Guaranty by Bluerock Residential Growth REIT, Inc. and MPC Partnership Holdings LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.343 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.253	Multifamily Loan and Security Agreement by and between BR Carroll Palmer Ranch, LLC and Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.344 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.254	Multifamily Mortgage, Assignment of Rents and Security Agreement by BR Carroll Palmer Ranch, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.345 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.255	Multifamily Note by BR Carroll Palmer Ranch, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.346 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.256	60 Day Letter executed by BR Carroll Naples, LLC, dated January 5, 2016, incorporated by reference to Exhibit 10.347 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.257	Assignment of Management Agreement and Subordination of Management Fees by BR Carroll Naples, LLC and Carroll Management Group, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.348 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.258	Guaranty by Bluerock Residential Growth REIT, Inc. and MPC Partnership Holdings LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.349 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.259	Multifamily Loan and Security Agreement by and between BR Carroll Naples, LLC and Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.350 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.260	Multifamily Mortgage, Assignment of Rents and Security Agreement by BR Carroll Naples, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.351 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.261	Multifamily Note by BR Carroll Naples, LLC in favor of Jones Lang LaSalle Multifamily, LLC, dated as of January 5, 2016, incorporated by reference to Exhibit 10.352 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.262	Limited Liability Company Agreement of BRG Morehead NC, LLC by Bluerock Residential Holdings, L.P., dated as of November 24, 2015, incorporated by reference to Exhibit 10.353 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.263	Limited Liability Company Agreement of BR Morehead JV Member, LLC by and between BRG Morehead NC, LLC and Special Opportunity + Income Fund II, LLC, dated as of November 24, 2015, incorporated by reference to Exhibit 10.354 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.264	Amended and Restated Limited Liability Company Agreement of BR ArchCo Morehead JV, LLC by and between BR Morehead JV Member, LLC and WMH Sponsor LLC, dated as of January 6, 2016, incorporated by reference to Exhibit 10.355 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.265	Limited Liability Company Agreement of BR ArchCo Morehead, LLC by BR ArchCo Morehead JV, LLC, dated as of November 24, 2015, incorporated by reference to Exhibit 10.356 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.266	First Amendment to Limited Liability Company Agreement of BR ArchCo Morehead, LLC by BR ArchCo Morehead JV, LLC, dated as of January 6, 2016, incorporated by reference to Exhibit 10.357 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.267	Assignment of Membership Interest by and between BRG Morehead NC, LLC and BR Morehead JV Member, LLC, dated as of January 6, 2016, incorporated by reference to Exhibit 10.358 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.268	Project Administration Agreement by and between BRG Morehead Development Manager, LLC and ArchCo WMH PM LLC, dated as of November 24, 2015, incorporated by reference to Exhibit 10.359 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.269	Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated as of April 21, 2015, incorporated by reference to Exhibit 10.360 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.270	Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated as of June 8, 2015, incorporated by reference to Exhibit 10.361 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.271	Second Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated as of June 26, 2015, incorporated by reference to Exhibit 10.362 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.272	Third Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated as of June 30, 2015, incorporated by reference to Exhibit 10.363 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.273	Fourth Amendment to Agreement of Purchase and Sale by and between ArchCo Residential LLC and Southern Apartment Group-49, LLC, dated as of November 24, 2015, incorporated by reference to Exhibit 10.364 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.274	Assignment and Assumption of Agreement of Purchase and Sale by and between ArchCo Residential, LLC and BR ArchCo Morehead, LLC, dated as of November 24, 2015, incorporated by reference to Exhibit 10.365 to the Company’s Annual Report on Form 10-K for the period ending December 31, 2015

10.275	Real Estate Purchase Agreement between Bluerock Real Estate, L.L.C and AHB Apartments LLC, dated January 22, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 26, 2016

10.276	Assignment of Rights by and between Bluerock Real Estate, L.L.C. and Bluerock Residential Growth REIT, Inc., through its direct and indirect subsidiaries, BR Henderson Beach, LLC and BRG Henderson Beach, LLC, dated as of February 22, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 26, 2016

10.277	Dealer Manager Agreement by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and Bluerock Capital Markets, LLC, dated February 24, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2016

10.278	Warrant Agreement by and between Bluerock Residential Growth REIT, Inc. and American Stock Transfer & Trust Company, LLC, dated February 24, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2016

10.279	Subscription Escrow Agreement by and between Bluerock Residential Growth REIT, Inc., Bluerock Capital Markets, LLC and UMB Bank, N.A., dated February 24, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 1, 2016

10.280	Loan Assumption and Mortgage Modification Agreement, by and between Western-Southern Life Assurance Company and BR Henderson Beach, LLC, dated March 15, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2016

10.281	Environmental Indemnity Agreement, by and between BR Henderson Beach, LLC, Bluerock Residential Growth REIT, Inc., and Western-Southern Life Assurance Company, dated March 15, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 21, 2016

10.282	Limited Recourse Guaranty, by and between Bluerock Residential Growth REIT, Inc. and Western-Southern Life Assurance Company, dated March 15, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 21, 2016

10.283	Management Agreement by and between BR Henderson Beach, LLC and GREP Southeast, LLC, dated March 15, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 21, 2016

10.284	Amended and Restated Open End Mortgage, Security Agreement, Assignment of Rents and Leases, and Fixture Filing, by and between AHB Apartments, LLC and Western-Southern Life Assurance Company, dated January 3, 2013, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 21, 2016

10.285	Amended and Restated Promissory Note, by and between AHB Apartments, LLC and Western-Southern Life Assurance Company, dated January 3, 2013, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on March 21, 2016

10.286	Declaration of Restrictive Covenants, by AHB Apartments, LLC, dated March 15, 2016, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on March 21, 2016

10.287	Modification Agreement by and among BR T&C BLVD., LLC, as borrower, CFP Residential, L.P., Maple Residential, L.P., CFH Maple Residential Investor, L.P., VF Residential, Ltd., and VF Multifamily Holdings, Ltd., as guarantors, and Compass Bank and Green Bank, as Lenders, dated as of June 7, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 10, 2016

10.288	Limited Liability Company Agreement of BRG Tenside, LLC by Bluerock Residential Holdings, L.P., dated as of June 2, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.289	Limited Liability Company Agreement of BR Tenside JV Member, LLC by BRG Tenside, LLC, dated as of June 2, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.290	Limited Liability Company Agreement of BR Carroll Tenside JV, LLC by and between BR Tenside JV Member, LLC and Carroll Co-Invest IV Tenside, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.291	Limited Liability Company Agreement of BR Carroll Tenside, LLC by BR Carroll Tenside JV, LLC, dated as of June 2, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.292	Agreement of Purchase and Sale by and between Waterton Tenside Owner, L.L.C. and Carroll Acquisitions, LLC, dated as of May 25, 2016, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.293	Assignment and Assumption of Purchase Agreement by and between Carroll Acquisitions, LLC and BR Carroll Tenside, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.294	Multifamily Loan and Security Agreement (Non-Recourse) by and Between BR Carroll Tenside, LLC and Walker & Dunlop, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.295	Multifamily Note by BR Carroll Tenside, LLC to and for the benefit of Walker & Dunlop, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.296	Multifamily Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BR Carroll Tenside, LLC to and for the benefit of Walker & Dunlop, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.297	Assignment of Management Agreement by and among BR Carroll Tenside, LLC, Walker & Dunlop, LLC and Carroll Management Group, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.298	Guaranty of Non-Recourse Obligations by Bluerock Residential Growth REIT, Inc. and Carroll Multifamily Real Estate Fund IV, LP to and for the benefit of Walker & Dunlop, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.299	Environmental Indemnity Agreement by BR Carroll Tenside, LLC to and for the benefit of Walker & Dunlop, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.300	Assignment of Security Instrument (Multifamily Deed to Secure Debt, Assignment of Leases and Rents, Security Agreement and Fixture Filing) by Walker & Dunlop, LLC to Fannie Mae, dated as of July 14, 2016, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.301	Property Management Agreement by and between BR Carroll Tenside, LLC and Carroll Management Group, LLC, dated as of July 14, 2016, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on July 20, 2016

10.302	Indenture of Trust by and between The Atlanta Development Authority and Bank of New York Mellon Trust Company, N.A., dated December 1, 2009, incorporated by reference to Exhibit 10.26 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

10.303	Lease Agreement by and between The Atlanta Development Authority, a public body corporate and politic of the State of Georgia, and Ten Side Holdings, LLC, dated December 1, 2009, incorporated by reference to Exhibit 10.27 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

10.304	Taxable Lease Purchase Revenue Bond by and between The Atlanta Development Authority, a public body corporate and politic of the State of Georgia, and Ten Side Holdings, LLC, dated December 30, 2009, incorporated by reference to Exhibit 10.28 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

10.305	Bond Pledge and Security Agreement by and between KeyBank National Association and Ten Side Holdings, LLC, dated December 29, 2009, incorporated by reference to Exhibit 10.29 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

10.306	Allonge to Bond R-1 by and between Waterton Tenside Owner, L.L.C. and BR Carroll Tenside, LLC, incorporated by reference to Exhibit 10.30 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

10.307	Assignment and Assumption of Bond Documents by and between Waterton Tenside Owner, L.L.C. and BR Carroll Tenside, LLC, dated July 14, 2016, incorporated by reference to Exhibit 10.31 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

10.308	Assignment and Assumption of Lease Documents by and between Waterton Tenside Owner, L.L.C. and BR Carroll Tenside, LLC, dated July 14, 2016, incorporated by reference to Exhibit 10.32 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

10.309	Sale-Purchase Agreement by and between RPG Glenridge LLC and Carroll Acquisitions, LLC, dated August 12, 2016, incorporated by reference to Exhibit 10.33 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

10.310	First Amendment to Sale-Purchase Agreement by and between RPG Glenridge LLC and Carroll Acquisitions, LLC, dated August 19, 2016, incorporated by reference to Exhibit 10.34 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

10.311	Second Amendment to Sale-Purchase Agreement by and between RPG Glenridge LLC and Carroll Acquisitions, LLC, dated August 24, 2016, incorporated by reference to Exhibit 10.35 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

10.312	Third Amendment to Sale-Purchase Agreement by and between RPG Glenridge LLC and Carroll Acquisitions, LLC, dated August 25, 2016, incorporated by reference to Exhibit 10.36 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

10.313	Assignment and Assumption of Purchase Agreement by and between Carroll Acquisitions, LLC and BR Carroll Glenridge, dated October 13, 2016, incorporated by reference to Exhibit 10.37 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

10.314	Rate Cap Agreement by and between SMBC Capital Markets, Inc. and BR Carroll Glenridge, dated October 11, 2016, incorporated by reference to Exhibit 10.38 to the Company’s Quarterly Report on Form 10-Q for the period ending September 30, 2016

10.315	Limited Liability Company Agreement of BRG Glenridge, LLC by Bluerock Residential Holdings, L.P., dated as of August 2, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.316	Limited Liability Company Agreement of BR Glenridge JV Member, LLC by BRG Glenridge, LLC, dated as of August 2, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.317	Limited Liability Company Agreement of BR Carroll Glenridge JV, LLC by and between BR Glenridge JV Member, LLC and Carroll Co-Invest IV Glenridge, LLC, dated as of October 13, 2016, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.318	Limited Liability Company Agreement of BR Carroll Glenridge, LLC by BR Carroll Glenridge JV, LLC, dated as of August 2, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.319	Multifamily Loan and Security Agreement (Non-Recourse) by and between BR Carroll Glenridge, LLC and KeyBank National Association, dated as of October 13, 2016, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.320	Multifamily Note by BR Carroll Glenridge, LLC to and for the benefit of KeyBank National Association, dated as of October 13, 2016, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.321	Multifamily Deed to Secure Debt, Assignment of Leases and Rents and Security Agreement by BR Carroll Glenridge, LLC to and for the benefit of KeyBank National Association, dated as of October 13, 2016, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.322	Assignment of Management Agreement and Subordination of Management Fees by and among BR Carroll Glenridge, LLC, KeyBank National Association and Carroll Management Group, LLC, dated as of October 13, 2016, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.323	Guaranty by Bluerock Residential Growth REIT, Inc. and Carroll Multifamily Real Estate Fund IV, LP to and for the benefit of KeyBank National Association, dated as of October 13, 2016, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.324	Assignment of Security Instrument by KeyBank National Association to Federal Home Loan Mortgage Corporation, dated as of October 13, 2016, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.325	Property Management Agreement by and between BR Carroll Glenridge, LLC and Carroll Management Group, LLC, dated as of October 13, 2016, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on October 19, 2016

10.326	Limited Liability Company Agreement of BEMT Springhouse, LLC by Bluerock Enhanced Multifamily Holdings, L.P., dated as of December 3, 2009, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.327	Limited Liability Company/Joint Venture Agreement of BR Springhouse Managing Member, LLC by and between BEMT Springhouse, LLC and Bluerock Special Opportunity + Income Fund, LLC, dated as of December 3, 2009, incorporated by reference to Exhibit 10.7 to Post-Effective Amendment No. 2 to the Company’s Prospectus, dated October 15, 2009, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.328	BR Springhouse Managing Member, LLC Assignment of Membership Interest by Bluerock Special Opportunity + Income Fund, LLC to BEMT Springhouse, LLC, dated as of April 2, 2014, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.329	Amended and Restated Limited Liability Company Agreement of BR Hawthorne Springhouse JV, LLC by and among BR Springhouse Managing Member, LLC, BR Springhouse TRS, LLC and Carroll Co-Invest IV Roswell, LLC, dated as of October 13, 2016, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.330	Limited Liability Company Agreement of BR Roswell, LLC by BR Hawthorne Springhouse JV, LLC, effective as of September 20, 2016, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.331	Loan Agreement by and between BR Roswell, LLC and MetLife HCMJV 1 REIT, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.332	Promissory Note by BR Roswell, LLC to and for the benefit of MetLife HCMJV 1 REIT, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.333	Deed to Secure Debt, Security Agreement and Fixture Filing by BR Roswell, LLC to and for the benefit of MetLife HCMJV 1 REIT, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.334	Assignment and Subordination of Management Agreement by and among BR Roswell, LLC, MetLife HCMJV 1 REIT, LLC and Carroll Management Group, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.335	Guaranty of Recourse Obligations by Bluerock Residential Growth REIT, Inc. to and for the benefit of MetLife HCMJV 1 REIT, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.336	Assignment of Leases by BR Roswell, LLC to and for the benefit of MetLife HCMJV 1 REIT, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.337	Unsecured Indemnity Agreement by BR Roswell, LLC and Bluerock Residential Growth REIT, Inc. in favor of MetLife HCMJV 1 REIT, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.338	Property Management Agreement by and between BR Roswell, LLC and Carroll Management Group, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.339	Purchase and Sale Agreement by and between GGT LMI City Walk GA, LLC and Bluerock Real Estate, LLC, dated as of September 15, 2016, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.340	First Amendment to Purchase and Sale Agreement by and between GGT LMI City Walk GA, LLC and Bluerock Real Estate, LLC, dated as of September 19, 2016, incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.341	Second Amendment to Purchase and Sale Agreement by and between GGT LMI City Walk GA, LLC and Bluerock Real Estate, LLC, dated as of September 29, 2016, incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.342	Third Amendment to Purchase and Sale Agreement by and between GGT LMI City Walk GA, LLC and Bluerock Real Estate, LLC, dated as of November 3, 2016, incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.343	Assignment of Purchase and Sale Agreement by and between Bluerock Real Estate, LLC and BR Roswell, LLC, dated as of December 1, 2016, incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on December 7, 2016

10.344	Amended and Restated Limited Liability Company Agreement of BR ArchCo Morehead, LLC by BR ArchCo Morehead Mezz, LLC, dated as of December 29, 2016, incorporated by reference to Exhibit 10.447 to the Company’s Annual Report on Form 10-K filed on February 22, 2017

10.345	LLC Agreement of BR ArchCo Morehead Mezz, LLC by BR ArchCo Morehead JV, LLC, dated as of December 29, 2016, incorporated by reference to Exhibit 10.448 to the Company’s Annual Report on Form 10-K filed on February 22, 2017

10.346	Second Amended and Restated Limited Liability Company Agreement of BR ArchCo Morehead JV, LLC by and between BR Morehead JV Member, LLC and WMH Sponsor LLC, dated as of December 29, 2016, incorporated by reference to Exhibit 10.449 to the Company’s Annual Report on Form 10-K filed on February 22, 2017

10.347	Second Amended and Restated Limited Liability Company Agreement of BR Morehead JV Member, LLC by and between BRG Morehead, LLC and Bluerock Special Opportunity + Income Fund II, LLC, dated as of January 5, 2017, incorporated by reference to Exhibit 10.450 to the Company’s Annual Report on Form 10-K filed on February 22, 2017

10.348	Amended and Restated Limited Liability Company Agreement of BR Henderson Beach, LLC by BRG Henderson Beach, LLC, dated as of March 15, 2016, incorporated by reference to Exhibit 10.451 to the Company’s Annual Report on Form 10-K filed on February 22, 2017

10.349

Limited Liability Company Agreement of BRG Henderson Beach, LLC by Bluerock Residential Holdings, L.P., dated as of January 7, 2016, incorporated by reference to Exhibit 10.452 to the Company’s Annual Report on Form 10-K filed on February 22, 2017

10. 350

First Amendment to Limited Liability Company Agreement of BR Vickers Roswell JV Member, LLC by and between BR Vickers Roswell, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated as of February 15, 2017, incorporated by reference to Exhibit 10.453 to the Company’s Annual Report on Form 10-K filed on February 22, 2017

10.351

First Amendment to Limited Liability Company Agreement of BR Flagler JV Member, LLC by and between BRG Flagler Village, LLC and Bluerock Special Opportunity + Income Fund II, LLC, dated as of February 15, 2017, incorporated by reference to Exhibit 10.454 to the Company’s Annual Report on Form 10-K filed on February 22, 2017

10.352

First Amendment to Amended and Restated Limited Liability Company Agreement of BR Perimeter JV Member, LLC by and between BRG Perimeter, LLC and Bluerock Special Opportunity + Income Fund III, LLC, dated as of February 15, 2017, incorporated by reference to Exhibit 10.455 to the Company’s Annual Report on Form 10-K filed on February 22, 2017

10.353	First Amendment to Amended and Restated Limited Liability Company Agreement of BR Boca JV Member, LLC by and between BRG Boca, LLC and Bluerock Special Opportunity + Income Fund II, LLC, dated as of February 15, 2017, incorporated by reference to Exhibit 10.456 to the Company’s Annual Report on Form 10-K filed on February 22, 2017

10.354

Assignment of Agreement of Purchase and Sale by and between CWS Apartment Homes LLC and CWS 2017 Portfolio JV, LLC, dated as of March 22, 2017, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on March 31, 2017

10.355

Limited Liability Company Agreement of CWS 2017 Portfolio JV, LLC by and among CWS Portfolio Member, CWS 2017 Portfolio, LLC and CWS 2017 Portfolio PM, LLC, dated as of March 22, 2017, incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed on March 31, 2017

10.356

Amendment to Dealer Manager Agreement by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and Bluerock Capital Markets, LLC, dated July 21, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2017

10.357

Amendment to Amended and Restated Warrant Agreement by and between Bluerock Residential Growth REIT, Inc., Computershare Inc. and Computershare Trust Company N.A., dated July 21, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 21, 2017

10.358

Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated July 21, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 21, 2017

10.359

Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and R. Ramin Kamfar, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 4, 2017

10.360

Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and James G. Babb, III, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed August 4, 2017

140

10.361

Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Ryan S. MacDonald, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed August 4, 2017

10.362

Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Jordan B. Ruddy, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed August 4, 2017

10.363

Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Christopher J. Vohs, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed August 4, 2017

10.364

Services Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, Konig & Associates, LLC and Michael L. Konig, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on August 4, 2017

10.365

Agreement of Purchase and Sale by and among BRE MF Crown Ridge LLC, BRE MF Canyon Springs LLC, BRE MF Cascades I LLC, BRE MF Cascades II LLC, BRE MF TPC LLC and CWS Apartment Homes LLC, dated as of March 15, 2017, incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017

10.366

First Amendment to Agreement of Purchase and Sale by and among BRE MF Crown Ridge LLC, BRE MF Canyon Springs LLC, BRE MF Cascades I LLC, BRE MF Cascades II LLC, BRE MF TPC LLC and CWS Apartment Homes LLC, dated as of March 20, 2017, incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017

10.367

Second Amendment to Agreement of Purchase and Sale by and among BRE MF Crown Ridge LLC, BRE MF Canyon Springs LLC, BRE MF Cascades I LLC, BRE MF Cascades II LLC, BRE MF TPC LLC and CWS Apartment Homes LLC, dated as of May 9, 2017, incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017

10.368

Assignment of Agreement of Purchase and Sale by and between CWS Apartment Homes LLC, dated as of March 22, 2017, incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017

10.369

Multifamily Loan and Security Agreement (Non-Recourse) by and between BRE MF Canyon Springs LLC and Wells Fargo Bank, National Association, dated as of May 27, 2014, incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017

10.370

Multifamily Note by BRE MF Canyon Springs LLC for the benefit of Wells Fargo Bank, National Association, dated as of May 27, 2014, incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017

10.371

Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BRE MF Canyon Springs LLC for the benefit of Wells Fargo Bank, National Association, dated as of May 27, 2014, incorporated by reference to Exhibit 10.7 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017

10.372	First Amendment to Multifamily Loan and Security Agreement and Other Loan Documents (Multipurpose) by and between BR CWS Canyon Springs Owner, LLC and Fannie Mae, dated as of June 9, 2017, incorporated by reference to Exhibit 10.8 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017

10.373

Assumption and Release Agreement by and among BRE MF Canyon Springs LLC, BR CWS Canyon Springs Owner, LLC, BRE Apartment Holdings LLC, Steven J. Sherwood, The Steven J. Sherwood Trust, Established September 8, 1994 and Fannie Mae, dated as of June 9, 2017, incorporated by reference to Exhibit 10.9 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017

10.374

Interest Rate Cap Reserve and Security Agreement by and between BR CWS Canyon Springs Owner, LLC and Fannie Mae, dated as of June 9, 2017, incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017

10.375

Assignment of Management Agreement by and among BR CWS Canyon Springs Owner, LLC, CWS Apartment Homes LLC and Fannie Mae, dated as of June 9, 2017, incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017

10.376

Multifamily Loan and Security Agreement (Non-Recourse) by and between BRE MF TPC LLC and Wells Fargo Bank, National Association, dated as of May 27, 2014, incorporated by reference to Exhibit 10.12 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017

141

10.377

Multifamily Note by BRE MF TPC LLC for the benefit of Wells Fargo Bank, National Association, dated as of May 27, 2014, incorporated by reference to Exhibit 10.13 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017

10.378

Multifamily Deed of Trust, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BRE MF TPC LLC for the benefit of Wells Fargo Bank, National Association, dated as of May 27, 2014, incorporated by reference to Exhibit 10.14 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017

10.379

First Amendment to Multifamily Loan and Security Agreement and Other Loan Documents (Multipurpose) by and between BR CWS Ciobolo Canyon Owner, LLC and Fannie Mae, dated as of June 9, 2017, incorporated by reference to Exhibit 10.15 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017

10.380

Assumption and Release Agreement by and among BRE MF TPC LLC, BR CWS Ciobolo Canyon Owner, LLC, BRE Apartment Holdings LLC, Steven J. Sherwood, The Steven J. Sherwood Trust, Established September 8, 1994 and Fannie Mae, dated as of June 9, 2017, incorporated by reference to Exhibit 10.16 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017

10.381

Interest Rate Cap Reserve and Security Agreement by and between BR CWS Ciobolo Canyon Owner, LLC and Fannie Mae, dated as of June 9, 2017, incorporated by reference to Exhibit 10.17 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017

10.382

Assignment of Management Agreement by and among BR CWS Ciobolo Canyon Owner, LLC, CWS Apartment Homes LLC and Fannie Mae, dated as of June 9, 2017, incorporated by reference to Exhibit 10.18 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2017

10.383

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

10.389

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

142

10.393

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

10.401

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

143

10.409

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

10.413

Assignment of Purchase and Sale Agreement by and between Bluerock Real Estate, L.L.C. and Bluerock Residential Growth REIT, Inc., through its direct and indirect subsidiaries, BR Hunters Creek, LLC and BR Metrowest, LLC, dated as of September 15, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 20, 2017

10.414

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

10.415

Guaranty by Bluerock Residential Growth REIT, Inc. to and for the benefit of KeyBank National Association, dated as of October 4, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 11, 2017

10.416

$50,000,000 Note by Bluerock Residential Holdings, L.P. to and for the benefit of KeyBank National Association, dated as of October 4, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 11, 2017

10.417

$50,000,000 Note by Bluerock Residential Holdings, L.P. to and for the benefit of JPMorgan Chase Bank, N.A., dated as of October 4, 2017, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 11, 2017

10.418

$50,000,000 Note by Bluerock Residential Holdings, L.P. to and for the benefit of Bank of America, N.A., dated as of October 4, 2017, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 11, 2017

10.419

Subordination of Advisory Contract by Bluerock Residential Holdings, L.P. and Bluerock Residential Growth REIT, Inc. to and for the benefit of KeyBank National Association, dated as of October 4, 2017, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 11, 2017

10.420	Form of Second Amended and Restated 2014 Equity Incentive Plan for Individuals, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 19, 2017
10.421	Form of Second Amended and Restated 2014 Equity Incentive Plan for Entities, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed October 19, 2017
10.422

Bluerock Residential Growth REIT, Inc. Second Amended and Restated 2014 Equity Incentive Plan for Individuals, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2017

10.423

Bluerock Residential Growth REIT, Inc. Second Amended and Restated 2014 Equity Incentive Plan for Entities, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 31, 2017

10.424

Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and R. Ramin Kamfar, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 31, 2017

10.425

Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and James G. Babb, III, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 31, 2017

144

10.426

Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Ryan S. MacDonald, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 31, 2017

10.427

Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Jordan B. Ruddy, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 31, 2017

10.428

Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Christopher J. Vohs, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 31, 2017

10.429

Amended and Restated Services Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, Konig & Associates, LLC, and Michael L. Konig, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 31, 2017

10.430

Multifamily Loan and Security Agreement by and between BR Hunters Creek, LLC and Walker & Dunlop, LLC, dated as of October 30, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2017

10.431

Amended and Restated Multifamily Note by BR Hunters Creek, LLC for the benefit of Walker & Dunlop, LLC, dated as of October 30, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2017

10.432

Amended and Restated Multifamily Mortgage, Assignment of Rents and Security Agreement by BR Hunters Creek, LLC for the benefit of Walker & Dunlop, LLC, dated as of October 30, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 3, 2017

10.433

Guaranty Multistate by Bluerock Residential Growth REIT, Inc. for the benefit of Walker & Dunlop, LLC, dated as of October 30, 2017, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 3, 2017

10.434

Assignment of Management Agreement and Subordination of Management Fees by and among BR Hunters Creek, LLC, Walker & Dunlop, LLC and Carroll Management Group, LLC, dated as of October 30, 2017, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 3, 2017

10.435

Assignment of Security Instrument by and between Walker & Dunlop, LLC and Freddie Mac, dated as of October 30, 2017, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 3, 2017.

10.436

Joinder Agreement by BR Metrowest, LLC and delivered to KeyBank National Association, dated as of October 30, 2017, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 3, 2017

10.437

Subsidiary Guaranty by BR Metrowest, LLC in favor of KeyBank National Association, dated as of October 30, 2017, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on November 3, 2017

10.438

Mortgage, Assignment of Leases and Rents, Security Agreement and Fixture Filing by BR Metrowest, LLC in favor of KeyBank National Association, dated as of October 30, 2017, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on November 3, 2017

10.439

Collateral Assignment of Leases and Rents by and between BR Metrowest, LLC and KeyBank National Association, dated as of October 30, 2017, incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on November 3, 2017

10.440

Joinder to Environmental Indemnity by BR Metrowest and delivered to KeyBank National Association, dated as of October 30, 2017, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on November 3, 2017

10.441

Collateral Assignment and Security Agreement in respect of Contracts, Licenses and Permits by BR Metrowest, LLC to KeyBank National Association, dated as of October 30, 2017, incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on November 3, 2017

145

10.442

Collateral Assignment of Management Agreement by and between BR Metrowest, LLC and KeyBank National Association, dated as of October 30, 2017, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on November 3, 2017

10.443

Stockholders Agreement, dated October 31, 2017, by and among Bluerock Residential Growth REIT, Inc. and Bluerock Real Estate, L.L.C., The Kachadurian Group, LLC, Konig & Associates, LLC, Jenco Business Advisors, Inc., James G. Babb, III, Jordan B. Ruddy, and Ryan S. MacDonald, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017

10.444

Eighth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 31, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 6, 2017

10.445

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

10.447

Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and James G. Babb, III, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 6, 2017

10.448

Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Ryan S. MacDonald, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 6, 2017

10.449

Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Jordan B. Ruddy, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 6, 2017

10.450

Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Christopher J. Vohs, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on November 6, 2017

10.451

Amended and Restated Services Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, Konig & Associates, LLC and Michael L. Konig, incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on November 6, 2017

10.452

Dealer Manager Agreement by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and Bluerock Capital Markets, LLC, dated November 15, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 20, 2017

10.453

Warrant Agreement by and between Bluerock Residential Growth REIT, Inc., Computershare Inc. and Computershare Trust Company N.A., dated November 15, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 20, 2017

10.454	Ninth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated November 15, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 20, 2017

10.455

Master Credit Facility Agreement, by and among BR Metrowest, LLC, BRG FNMA Shelf 1, LLC, BRG FNMA Shelf 2, LLC, BRG FNMA Shelf 3, LLC, BRG FNMA Shelf 4, LLC, BRG FNMA Shelf 5, LLC, BRG FNMA Shelf 6, LLC, BRG FNMA Shelf 7, LLC, BRG FNMA Shelf 8, LLC, BRG FNMA Shelf 9, LLC, BRG FNMA Shelf 10, LLC, as the Borrowers, and Walker & Dunlop, LLC, as the Lender, dated as of April 30, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2018

10.456

Assignment of Master Credit Facility Agreement and Other Loan Documents, by and between Walker & Dunlop, LLC, as assignor, and Fannie Mae, as assignee, dated as of April 30, 2018, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 4, 2018

146

10.457

Guaranty of Non-Recourse Obligations, by Bluerock Residential Growth REIT, Inc., to and for the benefit of Walker & Dunlop, LLC, dated as of April 30, 2018, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 4, 2018

10.458

Multifamily Note by BR Metrowest, LLC, BRG FNMA Shelf 1, LLC, BRG FNMA Shelf 2, LLC, BRG FNMA Shelf 3, LLC, BRG FNMA Shelf 4, LLC, BRG FNMA Shelf 5, LLC, BRG FNMA Shelf 6, LLC, BRG FNMA Shelf 7, LLC, BRG FNMA Shelf 8, LLC, BRG FNMA Shelf 9, LLC, BRG FNMA Shelf 10, LLC, to and for the benefit of Walker & Dunlop, LLC, dated as of April 30, 2018, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 4, 2018

10.459

Environmental Indemnity Agreement, by BR Metrowest, LLC, BRG FNMA Shelf 1, LLC, BRG FNMA Shelf 2, LLC, BRG FNMA Shelf 3, LLC, BRG FNMA Shelf 4, LLC, BRG FNMA Shelf 5, LLC, BRG FNMA Shelf 6, LLC, BRG FNMA Shelf 7, LLC, BRG FNMA Shelf 8, LLC, BRG FNMA Shelf 9, LLC, BRG FNMA Shelf 10, LLC, to and for the benefit of Walker & Dunlop, LLC, dated as of April 30, 2018, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on May 4, 2018

10.460	Tenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated August 6, 2018, incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q filed on August 8, 2018

10.461	Notice of Renewal, dated August 6, 2018, of Administrative Services Agreement dated October 31, 2018, incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q filed on August 8, 2018

10.462	Dealer Manager Agreement by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and Bluerock Capital Markets, LLC, dated November 16, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2018

10.463	Warrant Agreement by and between Bluerock Residential Growth REIT, Inc., Computershare Inc. and Computershare Trust Company N.A., dated November 16, 2018, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2018

10.464	Eleventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated November 16, 2018, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 19, 2018

21.1	List of Subsidiaries

23.1	Consent of BDO USA, LLP

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated March 29, 2016, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 19, 2016

99.2	Press Release dated November 5, 2018, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 5, 2018

99.3	Supplemental Financial Information, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed November 5, 2018

99.4	Consent of Duff & Phelps, LLC, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 9, 2018

99.5	Press Release dated December 26, 2018, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 26, 2018

101.1	The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows

147