Form 10-Q
period 2019-03-31
Bluerock Residential Growth REIT, Inc.
filed 2019-05-09
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 001-36369

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	26-3136483
(State or other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

712 Fifth Avenue, 9th Floor, New York, NY	10019
(Address or Principal Executive Offices)	(Zip Code)

(212) 843-1601

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	BRG	NYSE American
8.250% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	BRG-PrA	NYSE American
7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share	BRG-PrC	NYSE American
7.125% Series D Cumulative Preferred Stock, $0.01 par value per share	BRG-PrD	NYSE American

Securities registered pursuant to Section 12(g) of the Exchange Act:

Title of each class
Series B Redeemable Preferred Stock, $0.01 par value per share
Warrants to Purchase Shares of Class A Common Stock, $0.01 par value per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the registrant’s

classes of common stock, as of May 2, 2019:

Class A Common Stock: 22,458,473 shares

Class C Common Stock: 76,603 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-Q

March 31, 2019

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	March 31, 2019	December 31, 2018
ASSETS
Net Real Estate Investments
Land	$200,114	$200,385
Buildings and improvements	1,548,167	1,546,244
Furniture, fixtures and equipment	58,422	55,050
Construction in progress	659	989
Total Gross Real Estate Investments	1,807,362	1,802,668
Accumulated depreciation	(124,605)	(108,911)
Total Net Real Estate Investments	1,682,757	1,693,757
Cash and cash equivalents	24,337	24,775
Restricted cash	22,659	27,469
Notes and accrued interest receivable from related parties	174,068	164,084
Due from affiliates	3,123	2,854
Accounts receivable, prepaids and other assets	12,332	14,395
Preferred equity investments and investments in unconsolidated real estate joint ventures	93,728	89,033
In-place lease intangible assets, net	443	1,768
Total Assets	$2,013,447	$2,018,135

LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
Mortgages payable	$1,204,905	$1,206,136
Revolving credit facilities	78,000	82,209
Accounts payable	1,215	1,486
Other accrued liabilities	25,444	31,690
Due to affiliates	798	726
Distributions payable	12,317	12,073
Total Liabilities	1,322,679	1,334,320
8.250% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 10,875,000 shares authorized; 5,721,460 shares issued and outstanding as of March 31, 2019 and December 31, 2018	139,698	139,545
6.000% Series B Redeemable Preferred Stock, liquidation preference $1,000 per share, 1,225,000 shares authorized; 349,423 and 306,009 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	311,555	272,842
7.625% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,323,750 shares issued and outstanding as of March 31, 2019 and December 31, 2018	56,545	56,485
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 229,900,000 shares authorized; no shares issued and outstanding	—	—
7.125% Series D Cumulative Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,850,602 shares issued and outstanding as of March 31, 2019 and December 31, 2018	68,705	68,705
Common stock - Class A, $0.01 par value, 747,509,582 shares authorized; 22,861,084 and 23,322,211 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	228	233
Common stock - Class C, $0.01 par value, 76,603 shares authorized; 76,603 shares issued and outstanding as of March 31, 2019 and December 31, 2018	1	1
Additional paid-in-capital	300,407	307,938
Distributions in excess of cumulative earnings	(234,363)	(218,531)
Total Stockholders’ Equity	134,978	158,346
Noncontrolling Interests
Operating partnership units	21,143	27,613
Partially owned properties	26,849	28,984
Total Noncontrolling Interests	47,992	56,597
Total Equity	182,970	214,943
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$2,013,447	$2,018,135

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenues
Rental and other property revenues	$45,690	$36,675
Interest income from related parties	5,776	5,196
Total revenues	51,466	41,871
Expenses
Property operating	18,602	15,658
Property management fees	1,215	992
General and administrative	5,627	4,669
Acquisition and pursuit costs	58	43
Weather-related losses, net	—	168
Depreciation and amortization	17,230	15,640
Total expenses	42,732	37,170
Operating income	8,734	4,701
Other income (expense)
Preferred returns on unconsolidated real estate joint ventures	2,289	2,461
Gain on sale of non-depreciable real estate investments	679	—
Interest expense, net	(16,067)	(10,117)
Total other expense	(13,099)	(7,656)
Net loss	(4,365)	(2,955)
Preferred stock dividends	(10,384)	(8,248)
Preferred stock accretion	(1,887)	(1,112)
Net loss attributable to noncontrolling interests
Operating partnership units	(4,051)	(2,675)
Partially owned properties	(492)	(215)
Net loss attributable to noncontrolling interests	(4,543)	(2,890)
Net loss attributable to common stockholders	$(12,093)	$(9,425)

Net loss per common share - Basic	$(0.53)	$(0.40)

Net loss per common share – Diluted	$(0.53)	$(0.40)

Weighted average basic common shares outstanding	23,123,616	24,143,382
Weighted average diluted common shares outstanding	23,123,616	24,143,382

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2019

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid- in Capital	Cumulative Distributions	Net loss (income) to Common Stockholders	Noncontrolling Interests	Total Equity
Balance, January 1, 2019	23,322,211	$233	76,603	$1	2,850,602	$68,705	$307,938	$(187,910)	$(30,621)	$56,597	$214,943

Issuance of Class A common stock, net	764	-	-	-	-	-	7	-	-	-	7
Issuance of Class A common stock due to Series B warrant exercise	100	-	-	-	-	-	1	-	-	-	1
Repurchase of Class A common stock	(505,797)	(5)	-	-	-	-	(5,058)	-	-	-	(5,063)
Issuance of Long-Term Incentive Plan (“LTIP”) Units for director compensation	-	-	-	-	-	-	-	-	-	247	247
Issuance of LTIP Units for compensation	-	-	-	-	-	-	-	-	-	1,298	1,298
Issuance of LTIP Units for expense reimbursements	-	-	-	-	-	-	-	-	-	392	392
Issuance of Series B warrants	-	-	-	-	-	-	835	-	-	-	835
Common stock distribution declared	-	-	-	-	-	-	-	(3,739)	-	-	(3,739)
Series A Preferred Stock distributions declared	-	-	-	-	-	-	-	(2,950)	-	-	(2,950)
Series A Preferred Stock accretion	-	-	-	-	-	-	-	(153)	-	-	(153)
Series B Preferred Stock distributions declared	-	-	-	-	-	-	-	(5,058)	-	-	(5,058)
Series B Preferred Stock accretion	-	-	-	-	-	-	-	(1,674)	-	-	(1,674)
Series C Preferred Stock distributions declared	-	-	-	-	-	-	-	(1,107)	-	-	(1,107)
Series C Preferred Stock accretion	-	-	-	-	-	-	-	(60)	-	-	(60)
Series D Preferred Stock distributions declared	-	-	-	-	-	-	-	(1,269)	-	-	(1,269)
Miscellaneous offering costs	-	-	-	-	-	-	(222)	-	-	-	(222)
Distributions to operating partnership noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,421)	(1,421)
Distributions to partially owned noncontrolling interests	-	-	-	-	-	-	-	-	-	(233)	(233)
Redemption of Operating Partnership units	-	-	-	-	-	-	(6)	-	-	(5)	(11)
Redemption of Series B Preferred Stock and conversion into Class A common stock	43,806	-	-	-	-	-	457	-	-	-	457
Cash redemption of Series B Preferred Stock	-	-	-	-	-	-	5	-	-	-	5
Acquisition of noncontrolling interest	-	-	-	-	-	-	(6,480)	-	-	(1,410)	(7,890)
Adjustment for noncontrolling interest ownership in Operating Partnership	-	-	-	-	-	-	2,930	-		(2,930)	-
Net income (loss)	-	-	-	-	-	-	-	-	178	(4,543)	(4,365)

Balance, March 31, 2019	22,861,084	$228	76,603	$1	2,850,602	$68,705	$300,407	$(203,920)	$(30,443)	$47,992	$182,970

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2018

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid- in Capital	Cumulative Distributions	Net loss to Common Stockholders	Noncontrolling Interests	Total Equity
Balance, January 1, 2018	24,218,359	$242	76,603	$1	2,850,602	$68,705	$318,170	$(134,817)	$(29,469)	$63,346	$286,178

Issuance of Class A common stock, net	665	-	-	-	-	-	6	-	-	-	6
Repurchase of Class A common stock	(530,693)	(5)	-	-			(4,199)				(4,204)
Issuance of LTIP Units for director compensation	-	-	-	-	-	-	-	-	-	190	190
Issuance of LTIP Units for compensation	-	-	-	-	-	-	-	-	-	1,240	1,240
Issuance of LTIP Units	-	-	-	-	-	-	-	-	-	993	993
Issuance of Series B warrants	-	-	-	-	-	-	228	-	-	-	228
Contributions from noncontrolling interests, net	-	-	-	-	-	-	-	-	-	2,951	2,951
Common stock distribution declared adjustment	-	-	-	-	-	-	-	79	-	-	79
Series A Preferred Stock distributions declared	-	-	-	-	-	-	-	(2,950)	-	-	(2,950)
Series A Preferred Stock accretion	-	-	-	-	-	-	-	(138)	-	-	(138)
Series B Preferred Stock distributions declared	-	-	-	-	-	-	-	(2,921)	-	-	(2,921)
Series B Preferred Stock accretion	-	-	-	-	-	-	-	(920)	-	-	(920)
Series C Preferred Stock distributions declared	-	-	-	-	-	-	-	(1,107)	-	-	(1,107)
Series C Preferred Stock accretion	-	-	-	-	-	-	-	(54)	-	-	(54)
Series D Preferred Stock distributions declared	-	-	-	-	-	-	-	(1,270)	-	-	(1,270)
Distributions to operating partnership noncontrolling interests	-	-	-	-	-	-	-	-	-	(175)	(175)
Distributions to partially owned noncontrolling interests	-	-	-	-	-	-	-	-	-	(490)	(490)
Redemption of Series B Preferred Stock and conversion into Class A common stock	44,965	-	-	-	-	-	482	-	-	-	482
Cash redemption of Series B Preferred Stock	-	-	-	-	-	-	2	-	-	-	2
Adjustment for noncontrolling interest ownership in Operating Partnership	-	-	-	-	-	-	1,144	-		(1,144)	-
Net (loss)	-	-	-	-	-	-	-	-	(65)	(2,890)	(2,955)

Balance, March 31, 2018	23,733,296	$237	76,603	$1	2,850,602	$68,705	$315,833	$(144,098)	$(29,534)	$64,021	$275,165

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2019	2018

Cash flows from operating activities
Net loss	$(4,365)	$(2,955)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	18,141	16,230
Amortization of fair value adjustments	(108)	(108)
Preferred returns on unconsolidated real estate joint ventures	(2,289)	(2,461)
Gain on sale of non-depreciable real estate investments	(679)	—
Fair value adjustment of interest rate caps	1,688	—
Distributions of income and preferred returns from preferred equity investments and unconsolidated real estate joint ventures	2,019	2,224
Share-based compensation attributable to equity incentive plan	1,545	1,430
Share-based compensation to former Manager - LTIP Units	—	993
Share-based expense reimbursements to BRE – LTIP Units	392	—
Changes in operating assets and liabilities:
Due from affiliates, net	(7)	(1,891)
Accounts receivable, prepaids and other assets	(91)	(3,975)
Accounts payable and other accrued liabilities	(5,380)	(3,385)
Net cash provided by operating activities	10,866	6,102

Cash flows from investing activities:
Acquisitions of real estate investments	—	(61,659)
Capital expenditures	(6,188)	(4,160)
Investment in notes receivable from related parties	(9,906)	(20,994)
Proceeds from sale of real estate investments	952	—
Purchase of interests from noncontrolling interests	(7,890)	—
Investment in unconsolidated real estate joint venture interests	(4,694)	(164)
Net cash used in investing activities	(27,726)	(86,977)

Cash flows from financing activities:
Distributions to common stockholders	(3,832)	(2,348)
Distributions to noncontrolling interests	(1,533)	(1,146)
Distributions to preferred stockholders	(10,168)	(8,143)
Contributions from noncontrolling interests	—	2,951
Borrowings on mortgages payable	—	40,000
Repayments on mortgages payable	(1,637)	(912)
Proceeds from revolving credit facilities	20,500	47,995
Repayments on revolving credit facilities	(24,707)	(16,500)
Payments of deferred financing fees	(58)	(1,012)
Miscellaneous offering costs	(222)	—
Net proceeds from issuance of Class A common stock	8	6
Repurchase of Class A common stock	(5,063)	(4,204)
Net proceeds from issuance of 6.0% Series B Redeemable Preferred Stock	37,580	16,288
Net proceeds from issuance of Warrants associated with the Series B Redeemable Preferred Stock	835	228
Payments to redeem 6.0% Series B Redeemable Preferred Stock	(79)	(33)
Payments to redeem Operating Partnership Units	(12)	—
Net cash provided by financing activities	11,612	73,170

Net decrease in cash, cash equivalents and restricted cash	$(5,248)	$(7,705)
Cash, cash equivalents and restricted cash, beginning of year	52,244	64,590
Cash, cash equivalents and restricted cash, end of period	$46,996	$56,885

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$13,606	$9,655

Supplemental disclosure of non-cash investing and financing activities
Distributions payable – declared and unpaid	$12,317	$11,483
Capital expenditures held in accounts payable and other accrued liabilities	$(1,132)	$—

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Nature of Business

Bluerock Residential Growth REIT, Inc. (the “Company”) was incorporated as a Maryland corporation on July 25, 2008. The Company’s objective is to maximize long-term stockholder value by acquiring and developing well-located institutional-quality apartment properties in knowledge economy growth markets across the United States. The Company seeks to maximize returns through investments where it believes it can drive substantial growth in its core funds from operations and net asset value primarily through its Value-Add and Invest-to-Own investment strategies.

As of March 31, 2019, the Company held investments in forty-eight real estate properties, consisting of thirty-three consolidated operating properties and fifteen properties through preferred equity or mezzanine loan investments. Of the property interests held through preferred equity and mezzanine loan investments, five are under development, five are in lease-up and five properties are stabilized. The forty-eight properties contain an aggregate of 14,717 units, comprised of 11,286 consolidated operating units and 3,431 units through preferred equity and mezzanine loan investments. As of March 31, 2019, the Company’s consolidated operating properties were approximately 94% occupied.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or the Operating Partnership’s wholly-owned subsidiaries, owns substantially all the property interests acquired and investments made on the Company’s behalf. As of March 31, 2019, limited partners other than the Company owned approximately 27.58% of the common units of the Operating Partnership (20.16% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 7.42% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 4.48% which are not vested at March 31, 2019).

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

In accordance with adoption of the lease accounting update issued in July 2018, the Company reflects all income earned pursuant to tenant leases in a single line item, “Rental and other property revenues”, in the 2019 consolidated statements of operations. See New Accounting Pronouncements below. To facilitate comparability, the Company has reclassified lease and non-lease income for prior periods to conform to the current period presentation.

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

Financial Instrument Fair Value Disclosures

As of March 31, 2019 and December 31, 2018, the carrying values of cash and cash equivalents, accounts receivable, due to and due from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable from related parties approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

Derivative Financial Instruments

The estimated fair values of derivative financial instruments are valued using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves and volatility. The fair value of interest rate caps is determined using the market-standard methodology of discounting the future expected cash receipts which would occur if floating interest rates rise above the strike rate of the caps. The floating interest rates used in the calculation of projected receipts on the cap are based on an expectation of future interest rates derived from observable market interest rate curves and volatilities. The inputs used in the valuation of interest rate caps fall within Level 2 of the fair value hierarchy.

Interim Financial Information

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial reporting, and the instructions to Form 10-Q and Article 10-1 of Regulation S-X.  Accordingly, the financial statements for interim reporting do not include all the information and notes or disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring items) considered necessary for a fair presentation have been included.  Operating results for interim periods should not be considered indicative of the operating results for a full year.

The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date, but does not include all the information and disclosures required by GAAP for complete financial statements.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our audited consolidated financial statements for the year ended December 31, 2018 contained in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2019.

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

Other than the adoption of new accounting pronouncements as described below, there have been no significant changes to the Company’s accounting policies since it filed its audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2018.

New Accounting Pronouncements

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

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842)” (“ASU 2016-02”). Under ASU 2016-02, an entity will be required to recognize right-of-use assets and lease liabilities on its balance sheet and disclose key information about leasing arrangements. ASU 2016-02 offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. For public companies, ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The Company adopted ASU 2016-02 as of January 1, 2019 and elected the package of practical expedients provided by the standard which includes: (i) an entity need not reassess whether any expired or existing contract is a lease or contains a lease, (ii) an entity need not reassess the lease classification of any expired or existing leases, and (iii) and entity need not reassess initial direct costs for any existing leases. The adoption of ASU 2016-02 did not have a material impact to the Company’s consolidated financial statements. In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” (“ASU 2018-11”). ASU 2018-11 provides lessors with a practical expedient to not separate lease and non-lease components if both: (i) the timing and pattern of revenue recognition for the non-lease component and the related lease component are the same, and (ii) the combined single lease component would be classified as an operating lease. The Company adopted the practical expedient as of January 1, 2019 to account for lease and non-lease components as a single component in lease contracts where the Company is the lessor.

Lessor Accounting

The Company’s current portfolio is focused predominately on apartment properties whereby the Company generates rental revenue by leasing apartments to residents in its communities. As lease revenues for apartments fall under the scope of Topic 842, such lease revenues are classified as operating leases with straight-line recognition over the terms of the relevant lease agreement and inclusion within rental revenue. Resident leases are generally for one-year or month-to-month terms and are renewable by mutual agreement between the Company and the resident. Non-lease components of the Company’s apartment leases are combined with the related lease component and accounted for as a single lease component under Topic 842. The balances of net real estate investments and related depreciation on the Company’s consolidated financial statements relate to assets for which the Company is the lessor.

Lessee Accounting

The Company determines if an arrangement is a lease at inception. The Company is currently engaged in operating lease agreements that primarily relate to certain equipment leases. The Company determined that the lessee operating lease commitments have no material impact on its consolidated financial statements with the adoption of Topic 842. The Company will continue to assess any modification of existing lease agreements and execution of any new lease agreements for the potential requirement of recording a right-of-use-asset or liability in the future.

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

Note 3 – Sale of Real Estate Asset

Sale of Wesley Village II

On March 1, 2019, the Company closed on the sale of an undeveloped parcel of land known as Wesley Village II located in Charlotte, North Carolina. The parcel was sold for approximately $1.0 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for closing costs and fees, the sale of the parcel generated net proceeds of approximately $1.0 million, resulting in a gain on sale of approximately $0.7 million.

Note 4 – Investments in Real Estate

As of March 31, 2019, the Company held investments in thirty-three consolidated operating properties and fifteen development properties through preferred equity or mezzanine loan investments. The following tables provide summary information regarding the Company’s consolidated operating properties and preferred equity and mezzanine loan investments, which are either consolidated or accounted for under the equity method of accounting.

Consolidated Operating Properties

Multifamily Community Name	Location	Number of Units	Date Built / Renovated (1)	Ownership Interest
ARIUM at Palmer Ranch	Sarasota, FL	320	2016	100.0%
ARIUM Glenridge	Atlanta, GA	480	1990	90.0%
ARIUM Grandewood	Orlando, FL	306	2005	100.0%
ARIUM Gulfshore	Naples, FL	368	2016	100.0%
ARIUM Hunter’s Creek	Orlando, FL	532	1999	100.0%
ARIUM Metrowest	Orlando, FL	510	2001	100.0%
ARIUM Palms	Orlando, FL	252	2008	100.0%
ARIUM Pine Lakes	Port St. Lucie, FL	320	2003	100.0%
ARIUM Westside	Atlanta, GA	336	2008	90.0%
Ashford Belmar	Lakewood, CO	512	1988/1993	85.0%
Ashton Reserve	Charlotte, NC	473	2015	100.0%
Citrus Tower	Orlando, FL	336	2006	96.8%
Enders Place at Baldwin Park	Orlando, FL	220	2003	92.0%
James at South First	Austin, TX	250	2016	90.0%
Marquis at Crown Ridge	San Antonio, TX	352	2009	90.0%
Marquis at Stone Oak	San Antonio, TX	335	2007	90.0%
Marquis at The Cascades	Tyler, TX	582	2009	90.0%
Marquis at TPC	San Antonio, TX	139	2008	90.0%
Outlook at Greystone	Birmingham, AL	300	2007	100.0%
Park & Kingston	Charlotte, NC	168	2015	100.0%
Plantation Park	Lake Jackson, TX	238	2016	80.0%
Preston View	Morrisville, NC	382	2000	100.0%
Roswell City Walk	Roswell, GA	320	2015	98.0%
Sands Parc	Daytona Beach, FL	264	2017	100.0%
Sorrel	Frisco, TX	352	2015	95.0%
Sovereign	Fort Worth, TX	322	2015	95.0%
The Brodie	Austin, TX	324	2001	92.5%
The Links at Plum Creek	Castle Rock, CO	264	2000	88.0%
The Mills	Greenville, SC	304	2013	100.0%
The Preserve at Henderson Beach	Destin, FL	340	2009	100.0%
Veranda at Centerfield	Houston, TX	400	1999	93.0%
Villages of Cypress Creek	Houston, TX	384	2001	80.0%
Wesley Village	Charlotte, NC	301	2010	100.0%
Total		11,286

(1) Represents date of last significant renovation or year built if there were no renovations.

Depreciation expense was $15.8 million and $12.1 million for the three months ended March 31, 2019 and 2018, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. In-place leases are amortized over the remaining term of the in-place leases, which is approximately six months. Amortization expense related to the in-place leases was $1.5 million and $3.6 million for the three months ended March 31, 2019 and 2018, respectively.

Preferred Equity and Mezzanine Loan Investments

Multifamily Community Name	Location	Actual / Planned Number of Units	Actual / Estimated Initial Occupancy	Actual / Estimated Construction Completion
Whetstone Apartments	Durham, NC	204	3Q 2014	3Q 2015
Alexan CityCentre	Houston, TX	340	2Q 2017	4Q 2017
Helios	Atlanta, GA	282	2Q 2017	4Q 2017
Alexan Southside Place	Houston, TX	270	4Q 2017	1Q 2018
Leigh House	Raleigh, NC	245	3Q 2017	3Q 2018
Vickers Historic Roswell	Roswell, GA	79	2Q 2018	3Q 2018
Domain at The One Forty	Garland, TX	299	2Q 2018	4Q 2018
Arlo	Charlotte, NC	286	2Q 2018	1Q 2019
Novel Perimeter	Atlanta, GA	320	3Q 2018	1Q 2019
Cade Boca Raton	Boca Raton, FL	90	4Q 2018	2Q 2019
Flagler Village	Fort Lauderdale, FL	385	2Q 2020	3Q 2020
North Creek Apartments	Leander, TX	259	1Q 2020	3Q 2020
Riverside Apartments	Austin, TX	222	3Q 2020	4Q 2020
Wayforth at Concord	Concord, NC	150	2Q 2020	3Q 2021
The Park at Chapel Hill	Chapel Hill, NC	*	*	*
Total		3,431

* The development is in the planning phase; project specifications are in process.

Note 5 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity during the three months ended March 31, 2019:

Acquisition of Additional Interests in Properties

The Company acquired the noncontrolling partner’s interest in the following property (dollars in thousands):

Property	Date	Amount	Previous Interest	New Interest
ARIUM Pine Lakes	January 29, 2019	$7,769	85.0%	100.0%

Note 6 – Notes and Interest Receivable due from Related Parties

Following is a summary of the notes and accrued interest receivable due from related parties as of March 31, 2019 and December 31, 2018 (amounts in thousands):

Property	March 31, 2019	December 31, 2018
Arlo	$24,893	$24,893
Cade Boca Raton	12,338	11,854
Domain at The One Forty	21,174	20,536
Flagler Village	75,436	75,436
Novel Perimeter	20,867	20,867
The Park at Chapel Hill	8,572	—
Vickers Historic Roswell	10,788	10,498
Total	$174,068	$164,084

Following is a summary of the interest income from related parties for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Three Months Ended March 31,
Property	2019	2018
Arlo	$909	$910
Cade Boca Raton	437	415
Domain at The One Forty	752	750
Flagler Village	2,373	1,996
Novel Perimeter	762	762
The Park at Chapel Hill	156	—
Vickers Historic Roswell	387	363
Total	$5,776	$5,196

The occupancy percentages of the Company’s related parties at March 31, 2019 and December 31, 2018 are as follows:

Property	March 31, 2019	December 31, 2018
Arlo	54%	37%
Cade Boca Raton	31%	8%
Domain at The One Forty	48%	34%
Flagler Village	(1)	(1)
Novel Perimeter	40%	22%
The Park at Chapel Hill	(2)	—
Vickers Historic Roswell	46%	41%

(1)	The development has not commenced lease-up.
(2)	The development is in the planning phase; project specifications are in process.

Cade Boca Raton Mezzanine Financing

On March 11, 2019, the Company, through BRG Boca, LLC, increased its mezzanine loan commitment to BR Boca JV Member, LLC (“BR Boca JV Member”) to $14.0 million, of which $12.2 million has been funded as of March 31, 2019. The increase in the mezzanine loan will provide funding for additional capital calls, including amounts to be contributed on behalf of Bluerock Special Opportunity + Income Fund II, LLC (“Fund II”). In exchange for increasing the mezzanine loan, the Company received an additional 2.5 basis point discount purchase option and has the right to exercise an option to purchase, at the greater of a 30.0 basis point discount to fair market value or 15% internal rate of return for Fund II, up to a 100% common membership interest in BR Boca JV Member.

Domain at The One Forty Mezzanine Financing

On March 11, 2019, the Company, through BRG Domain Phase 1, LLC, (i) increased its mezzanine loan commitment to BR Member Domain Phase 1, LLC (“BR Domain 1 JV Member”) to $24.5 million, of which $20.9 million has been funded as of March 31, 2019, and (ii) entered into an amended operating agreement for BR Domain 1 JV Member with Fund II, which admits BRG Domain Phase 1 Profit Share, LLC (“BRG Domain 1 PS”), a wholly-owned subsidiary of the Company, as an additional member of BR Domain 1 JV Member. As part of the amended agreement, the Company agreed to (i) terminate its option to purchase up to a 100% common membership interest in BR Domain 1 JV Member, and (ii) reduce the current fixed rate of 15.0% per annum of the mezzanine loan as follows: (a) 5.5% per annum effective January 1, 2020 through the end of the calendar year 2020, (b) 4.0% per annum for the calendar year 2021, and (c) 3.0% per annum for the calendar year 2022 and thereafter. In exchange, Fund II agreed to grant BRG Domain 1 PS a 50% participation in any profits achieved in a sale after repayment of the mezzanine loan and the Company and Fund II each receive full return of their respective capital contributions.

The Park at Chapel Hill Financing

On January 23, 2019, the Company, through BRG Chapel Hill Lender, LLC (“BRG Chapel Hill Lender”), an indirect subsidiary, provided a $7.8 million senior loan (the “BRG Chapel Hill Loan”) to BR Chapel Hill, LLC (“BR Chapel Hill”). BR Chapel Hill JV, LLC (“BR Chapel Hill JV”) owns a 100.0% interest in BR Chapel Hill and is a joint venture with common interests held by Bluerock Special Opportunity + Income Fund, LLC (“Fund I”), Fund II, and BR Chapel Hill Investment, LLC, all managed by affiliates of the former Manager. The BRG Chapel Hill Loan is secured by BR Chapel Hill’s fee simple interest in the Chapel Hill property. The BRG Chapel Hill Loan matures on January 23, 2021 and bears interest at a fixed rate of 10.0%. Regular monthly payments are interest-only during the initial term. The BRG Chapel Hill Loan can be prepaid without penalty.

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

Vickers Historic Roswell Mezzanine Financing

On February 26, 2019, the Company, through BRG Vickers Roswell, LLC, increased its mezzanine loan commitment to BR Vickers Roswell JV Member, LLC (“BR Vickers JV Member”) to $11.8 million, of which $10.7 million has been funded as of March 31, 2019. The increase in the mezzanine loan will provide funding for additional capital calls, including amounts to be contributed on behalf of Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”). In exchange for increasing the mezzanine loan, the Company received an additional 5.0 basis point discount purchase option and has the right to exercise an option to purchase, at the greater of a 17.5 basis point discount to fair market value or 15% internal rate of return for Fund III, up to a 100% common membership interest in BR Vickers JV Member.

Note 7 – Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The carrying amount of the Company’s preferred equity investments and investments in unconsolidated real estate joint ventures as of March 31, 2019 and December 31, 2018 is summarized in the table below (amounts in thousands):

Property	March 31, 2019	December 31, 2018

Alexan CityCentre	$11,480	$11,205
Alexan Southside Place	24,041	22,801
Arlo	14	14
Cade Boca Raton	7	7
Domain at The One Forty	12	12
Flagler Village	44	44
Helios	19,189	19,189
Leigh House	14,174	13,319
North Creek Apartments	8,217	5,892
Novel Perimeter	12	12
Riverside Apartments	3,600	3,600
Vickers Historic Roswell	6	6
Wayforth at Concord	—	—
Whetstone Apartments	12,932	12,932
Total	$93,728	$89,033

As of March 31, 2019, the Company, through wholly-owned subsidiaries of the Operating Partnership, had outstanding equity investments in fourteen joint ventures, each of which was created to develop a multifamily property.

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

The preferred returns on the Company’s unconsolidated real estate joint ventures for the three months ended March 31, 2019 and 2018 are summarized below (amounts in thousands):

	Three Months Ended March 31,
Property	2019	2018
Alexan CityCentre	$485	$383
Alexan Southside Place	383	802
Helios	331	605
Leigh House	524	441
North Creek Apartments	222	—
Riverside Apartments	113	—
Wayforth at Concord	—	—
Whetstone Apartments	231	230
Preferred returns on unconsolidated joint ventures	$2,289	$2,461

The occupancy percentages of the Company’s unconsolidated real estate joint ventures at March 31, 2019 and December 31, 2018 are as follows:

Property	March 31, 2019	December 31, 2018
Alexan CityCentre	91%	93%
Alexan Southside Place	91%	85%
Helios	95%	90%
Leigh House	92%	90%
North Creek Apartments	(1)	(1)
Riverside Apartments	(1)	(1)
Wayforth at Concord	(1)	(1)
Whetstone Apartments	98%	97%

(1)	The development has not commenced lease-up.

Summary combined financial information for the Company’s investments in unconsolidated real estate joint ventures as of March 31, 2019 and December 31, 2018 and for the three months ended March 31, 2019 and 2018, is as follows (amounts in thousands):

	March 31, 2019	December 31, 2018
Balance Sheets:
Real estate, net of depreciation	$599,470	$577,624
Other assets	57,469	45,324
Total assets	$656,939	$622,948

Mortgages payable	$500,160	$480,903
Other liabilities	40,536	21,250
Total liabilities	$540,696	$502,153
Members’ equity	116,243	120,795
Total liabilities and members’ equity	$656,939	$622,948

	Three Months Ended March 31,
	2019	2018
Operating Statement:
Rental revenues	$7,800	$3,374
Operating expenses	(5,134)	(2,786)
Income before debt service and depreciation and amortization	2,666	588
Interest expense, net	(7,233)	(1,552)
Depreciation and amortization	(3,987)	(1,936)
Net loss	$(8,554)	$(2,900)

Alexan Southside Place Interests

Alexan Southside Place is developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC (“BR Bellaire BLVD”), as tenant under an 85-year ground lease. BR Bellaire BLVD adopted ASU No. 2016-02 as of January 1, 2019, and as such, has recorded a right-of-use asset and lease liability of $17.1 million as of March 31, 2019.

Leigh House Interests

The Company had the right, in its sole discretion, to convert its preferred membership interest into a common membership interest for a period of six months from the date upon which 70% of the units in Leigh House had been leased and occupied. The six-month period during which the Company had the right to convert commenced on August 9, 2018, the date on which Leigh House achieved 70% leased and occupied units. The Company did not elect to convert into a common membership and its option to convert expired on February 9, 2019.

Whetstone Interests

Effective April 1, 2017, Whetstone Apartments ceased paying its preferred return on a current basis. The preferred return is being accrued, except for a $0.1 million payment received in March 2019. The accrued preferred return of $2.3 million and $2.2 million as of March 31, 2019 and December 31, 2018, respectively, is included in due from affiliates in the consolidated balance sheets. The Company has evaluated the preferred equity investment and accrued preferred return and determined that the investment is fully recoverable.

Note 8 — Revolving credit facilities

The outstanding balances on the revolving credit facilities as of March 31, 2019 and December 31, 2018, are as follows (amounts in thousands):

Revolving credit facilities	March 31, 2019	December 31, 2018
Senior Credit Facility	$67,000	$67,709
Amended Junior Credit Facility	11,000	14,500
Total	$78,000	$82,209

Senior Credit Facility

On October 4, 2017, the Company, through its Operating Partnership, entered into a credit agreement (the “Senior Credit Facility”) with KeyBank National Association (“KeyBank”) and a syndicate of other lenders. The Senior Credit Facility provides for a loan commitment amount of $75 million, which commitment contains an accordion feature to a maximum commitment of up to $175 million.

The Senior Credit Facility matures on October 4, 2020 and contains a one-year extension option, subject to certain conditions and the payment of an extension fee. Borrowings under the Senior Credit Facility bear interest, at the Company’s option, at LIBOR plus 1.80% to 2.45%, or the base rate plus 0.80% to 1.45%, depending on the Company’s leverage ratio. The weighted average interest rate was 4.83% at March 31, 2019. The Company pays an unused fee at an annual rate of 0.20% to 0.25% of the unused portion of the Senior Credit Facility, depending on the amount of borrowings outstanding. The Senior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio, and minimum tangible net worth. At March 31, 2019, the Company was in compliance with all covenants under the Senior Credit Facility. The Company has guaranteed the obligations under the Senior Credit Facility and provided certain properties as collateral.

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

On December 21, 2018, the Company, through a subsidiary of its Operating Partnership, entered into an amended and restated, in its entirety, Junior Credit Facility (the “Amended Junior Credit Facility”). The Amended Junior Credit Facility provides for a revolving loan facility and a term loan facility with maximum commitment amounts of $50 million and $25 million, respectively. The revolving loan facility matures on December 21, 2019, with borrowings thereunder bearing interest, at the Company’s option, at LIBOR plus 3.5%, or the base rate plus 2.5%. The weighted average interest rate of the revolving loan facility was 5.99% at March 31, 2019. The Company pays an unused fee at an annual rate of 0.35% to 0.40% of the unused portion of the revolving loan facility, depending on the amount of borrowings outstanding. The term loan facility matures on September 30, 2019, whether the Company draws all or a portion of the maximum commitment amount of $25 million. The Amended Junior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio, minimum tangible net worth and minimum equity raise and collateral values. As it matures in 2019, the Company is engaged in discussions to amend and extend the Amended Junior Credit Facility.

At March 31, 2019, the Company was in compliance with all covenants under the Amended Junior Credit Facility. The Company has guaranteed the obligations under the Amended Junior Credit Facility and has pledged certain assets as collateral.

The availability of borrowings under the revolving credit and term loan facilities at March 31, 2019 is based on the collateral and compliance with various ratios related to those assets and was approximately $54.4 million.

Note 9 – Mortgages Payable

The following table summarizes certain information as of March 31, 2019 and December 31, 2018, with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of March 31, 2019
Property	March 31, 2019	December 31, 2018	Interest Rate	Interest-only through date	Maturity Date
Fixed Rate:
ARIUM at Palmer Ranch	$41,348	$41,348	4.41%	May 2020	May 1, 2025
ARIUM Grandewood (1)	19,713	19,713	4.35%	July 2020	July 1, 2025
ARIUM Hunter’s Creek	72,294	72,294	3.65%	November 2019	November 1, 2024
ARIUM Metrowest	64,559	64,559	4.43%	May 2021	May 1, 2025
ARIUM Pine Lakes	26,950	26,950	3.95%	Interest-only	November 1, 2023
ARIUM Westside	52,150	52,150	3.68%	August 2021	August 1, 2023
Ashford Belmar	100,675	100,675	4.53%	December 2022	December 1, 2025
Ashton Reserve I	30,743	30,878	4.67%	(2)	December 1, 2025
Citrus Tower	41,438	41,438	4.07%	October 2019	October 1, 2024
Enders Place at Baldwin Park (3)	23,699	23,822	4.30%	(2)	November 1, 2022
James on South First	26,425	26,500	4.35%	(2)	January 1, 2024
Outlook at Greystone	22,105	22,105	4.30%	June 2021	June 1, 2025
Park & Kingston (4)	18,432	18,432	3.41%	Interest-only	April 1, 2020
Plantation Park	26,625	26,625	4.64%	July 2024	July 1, 2028
Roswell City Walk	51,000	51,000	3.63%	December 2019	December 1, 2026
Sovereign	28,084	28,227	3.46%	(2)	November 10, 2022
The Brodie	34,666	34,825	3.71%	(2)	December 1, 2023
The Links at Plum Creek	40,000	40,000	4.31%	April 2020	October 1, 2025
The Mills	26,174	26,298	4.21%	(2)	January 1, 2025
The Preserve at Henderson Beach	35,422	35,602	4.65%	(2)	January 5, 2023
Villages of Cypress Creek	26,200	26,200	3.23%	October 2020	October 1, 2022 (5)
Wesley Village	40,545	40,545	4.25%	April 2019	April 1, 2024
Total Fixed Rate	849,247	850,186

Floating Rate (6):
ARIUM Glenridge	49,500	49,500	3.82%	September 2021	September 1, 2025
ARIUM Grandewood (1)	19,672	19,672	3.89%	July 2020	July 1, 2025
ARIUM Palms	30,320	30,320	3.89%	September 2020	September 1, 2025
Ashton Reserve II	15,213	15,213	3.99%	August 2022	August 1, 2025
Marquis at Crown Ridge	28,488	28,634	4.10%	(2)	June 1, 2024 (7)
Marquis at Stone Oak	42,526	42,725	4.10%	(2)	June 1, 2024 (7)
Marquis at The Cascades I	32,745	32,899	4.10%	(2)	June 1, 2024 (7)
Marquis at The Cascades II	22,853	22,960	4.10%	(2)	June 1, 2024 (7)
Marquis at TPC	16,736	16,826	4.10%	(2)	June 1, 2024 (7)
Preston View	41,657	41,657	3.99%	August 2022	August 1, 2025
Sorrel	38,684	38,684	4.78%	November 2019	May 1, 2023
Veranda at Centerfield	26,100	26,100	3.74%	July 2021	July 26, 2023 (5)
Total Floating Rate	364,494	365,190
Total	1,213,741	1,215,376
Fair value adjustments	2,095	2,204
Deferred financing costs, net	(10,931)	(11,444)
Total	$1,204,905	$1,206,136

(1) ARIUM Grandewood has a fixed rate loan and a floating rate loan.

(2) The loan requires monthly payments of principal and interest.

(3) The principal balance includes a $16.1 million loan at a fixed rate of 3.97% and a $7.6 million supplemental loan at a fixed rate of 5.01%.

(4) The principal balance includes a $15.3 million loan at a fixed rate of 3.21% and a $3.2 million supplemental loan at a fixed rate of 4.34%.

(5) The loan has two one-year extension options subject to certain conditions.

(6) All the Company’s floating rate mortgages bear interest at one-month LIBOR + margin. In March 2019, one-month LIBOR in effect was 2.49%. LIBOR rate is subject to a rate cap. Please refer to Note 11 for further information.

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

Master Credit Facility with Fannie Mae

On April 30, 2018, the Company, through certain subsidiaries of the Operating Partnership, entered into a Master Credit Facility Agreement (the “Fannie Facility”), which was issued through Fannie Mae’s Multifamily Delegated Underwriting and Servicing Program. The Fannie Facility includes certain restrictive covenants, including indebtedness, liens, investments, mergers and asset sales, and distributions. The Fannie Facility also contains events of default, including payment defaults, covenant defaults, bankruptcy events, and change of control events. Each note under the Fannie Facility is cross-defaulted and cross-collateralized and the Company has guaranteed the obligations under the Fannie Facility. As of March 31, 2019, the mortgage loans secured by ARIUM Grandewood, ARIUM Metrowest, Ashton Reserve II, Outlook at Greystone and Preston View were issued under the Fannie Facility.

The Company may request future fixed rate advances or floating rate advances under the Fannie Facility either by borrowing against the value of the mortgaged properties (based on the valuation methodology established in the Fannie Facility) or adding eligible properties to the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. The proceeds of any future advances made under the Fannie Facility may be used, among other things, for the acquisition and refinancing of additional properties to be identified in the future.

Debt maturities

As of March 31, 2019, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2019 (April 1–December 31)	$5,727
2020	30,729
2021	15,860
2022	91,409
2023	221,219
Thereafter	848,797
$1,213,741
Add: Unamortized fair value debt adjustment	2,095
Subtract: Deferred financing costs, net	(10,931)
Total	$1,204,905

The net book value of real estate assets providing collateral for these above borrowings, including the Senior Credit Facility, Amended Junior Credit Facility and Fannie Facility, was $1,682.6 million as of March 31, 2019.

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

Note 10 – Fair Value of Financial Instruments

As of March 31, 2019 and December 31, 2018, based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $1,219.1 million and $1,205.0 million, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $1,215.8 million and $1,217.6 million, respectively.  The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs, as defined in ASC Topic 820, “Fair Value Measurement”) for similar types of borrowing arrangements.

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

As of March 31, 2019, the Company had interest rate caps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying floating interest rate for $414.5 million of the Company’s floating rate debt.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2019 and December 31, 2018 and the effect of Company's derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2019 and 2018 (amounts in thousands):

Derivatives not designated as hedging instruments under ASC 815-20	Balance Sheet Location	Fair values of derivative instruments		Location of Gain or (Loss) Recognized in Income	The Effect of Derivative Instruments on the Statement of Operations
		March 31,	December 31,		Three Months Ended March 31,
		2019	2018		2019	2018
Interest rate caps	Accounts receivable, prepaids and other assets	$908	$2,596	Interest Expense	$(1,688)	$—

Note 12 – Related Party Transactions

Administrative Services Agreement

In October 2017, the Company entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with Bluerock Real Estate, LLC and its affiliate, Bluerock Real Estate Holdings, LLC (together “BRE”). Pursuant to the Administrative Services Agreement, BRE provides the Company with certain human resources, investor relations, marketing, legal and other administrative services (the “Services”) that facilitate a smooth transition in the Company’s management of its operations, enable the Company to benefit from operational efficiencies created by access to such services, and give the Company time to develop such services in-house or to hire other third-party service providers for such services. The Services are provided on an at-cost basis, generally allocated based on the use of such Services for the benefit of the Company’s business, and are invoiced on a quarterly basis. In addition, the Administrative Services Agreement permits, from time to time, certain employees of the Company to provide or cause to be provided services to BRE, on an at-cost basis, generally allocated based on the use of such services for the benefit of the business of BRE, and otherwise subject to the terms of the Services provided by BRE to the Company under the Administrative Services Agreement. Payment by the Company of invoices and other amounts payable under the Administrative Services Agreement will be made in cash or, in the sole discretion of the Board, in the form of fully-vested LTIP Units.

The initial term of the Administrative Services Agreement was one year from the date of execution, subject to the Company’s right to renew for successive one-year terms upon sixty (60) days written notice prior to expiration. The initial term of the Administrative Services Agreement expired on October 31, 2018. On August 6, 2018, the Company delivered written notice to BRE of the Company’s intention to renew the Administrative Services Agreement for an additional one-year term, to expire on October 31, 2019. The Administrative Services Agreement will automatically terminate (i) upon termination by the Company of all Services, or (ii) in the event of non-renewal by the Company. Any Company party will also be able to terminate the Administrative Services Agreement with respect to any individual Service upon written notice to the applicable BRE entity, in which case the specified Service will discontinue as of the date stated in such notice, which date must be at least ninety (90) days from the date of such notice. Further, either BRE entity may terminate the Administrative Services Agreement at any time upon the occurrence of a “Change of Control Event” (as defined therein) upon at least one hundred eighty (180) days prior written notice to the Company.

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

Recorded as part of general and administrative expenses, payroll expense reimbursements of $0.03 million and $0.11 million, and operating expense reimbursements of $0.4 million and $0.4 million, were expensed during the three months ended March 31, 2019 and 2018, respectively.

Pursuant to the terms of the Administrative Services Agreement, summarized below are the related party amounts payable to BRE as of March 31, 2019 and December 31, 2018 (amounts in thousands):

	March 31, 2019	December 31, 2018
Amounts Payable to BRE under the Administrative Services Agreement, net
Operating and direct expense reimbursements	$681	$568
Offering expense reimbursements	117	158
Total amounts payable to BRE	$798	$726

As of March 31, 2019 and December 31, 2018, the Company had $3.1 million and $2.9 million, respectively, in receivables due from related parties other than from BRE, primarily for accrued preferred returns on unconsolidated real estate investments for the most recent month.

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Series B Preferred Stock, the Company engaged a related party, as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurs costs in excess of the 10%, which costs are borne by the dealer manager without reimbursement by the Company. For the three months ended March 31, 2019 and 2018, the Company has incurred $3.1 million and $1.3 million, and $1.3 million and $0.6 million, in selling commissions and dealer manager fees, respectively. In addition, BRE was reimbursed for offering costs in conjunction with the Series B Preferred Offering of $0.3 million and $0.3 million during the three months ended March 31, 2019 and 2018, respectively. The selling commissions, dealer manager fees and reimbursements for offering costs were recorded as a reduction to the proceeds of the offering.

Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The Company invests with related parties in various joint ventures in which the Company owns either preferred or common interests. Please refer to Note 7 and the Company’s Form 10-K for the year ended December 31, 2018 for further information.

Notes and interest receivable from related parties

The Company provides mezzanine loans to related parties in conjunction with the developments of multifamily communities. Please refer to Notes 6 and 7 and the Company’s Form 10-K for the year ended December 31, 2018 for further information.

Note 13 – Stockholders’ Equity and Redeemable Preferred Stock

Net (Loss) Income Per Common Share

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

The following table reconciles the components of basic and diluted net loss per common share (amounts in thousands, except share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Net loss attributable to common stockholders	$(12,093)	$(9,425)
Dividends on LTIP Units expected to vest	(231)	(172)
Basic net loss attributable to common stockholders	$(12,324)	$(9,597)

Weighted average common shares outstanding (1)	23,123,616	24,143,382

Potential dilutive shares (2)	—	—
Weighted average common shares outstanding and potential dilutive shares (1)	23,123,616	24,143,382

Net loss per common share, basic	$(0.53)	$(0.40)
Net loss per common share, diluted	$(0.53)	$(0.40)

The effect of the conversion of OP Units is not reflected in the computation of basic and diluted earnings per share, as they are exchangeable for Class A common stock on a one-for-one basis. The income allocable to such OP Units is allocated on this same basis and reflected as noncontrolling interests in the accompanying consolidated financial statements. As such, the assumed conversion of these OP Units would have no net impact on the determination of diluted earnings per share.

(1)	Amounts relate to shares of the Company’s Class A and Class C common stock outstanding.
(2)	Warrants outstanding from issuances in conjunction with the Company’s Series B Preferred Stock offerings that are potentially exercisable for 12,299 shares of Class A common stock are excluded from the diluted shares calculation as the effect is antidilutive in 2019.

Series B Redeemable Preferred Stock Offering

The Company issued 43,955 shares of Series B Preferred Stock under a continuous registered offering with net proceeds of approximately $39.6 million after commissions and dealer manager fees of approximately $4.4 million during the three months ended March 31, 2019. As of March 31, 2019, the Company has sold 352,233 shares of Series B Preferred Stock and 352,233 Warrants to purchase 7,044,660 shares of Class A common stock for net proceeds of approximately $317.0 million after commissions and fees. During the three months ended March 31, 2019, 457 Series B Preferred shares were redeemed through the issuance of 43,806 Class A common shares and 84 Series B Preferred shares were redeemed for $78,650 in cash.

At-the-Market Offerings

On August 8, 2016, the Company, its Operating Partnership and its former Manager entered into an At Market Issuance Sales Agreement (the “Original Sales Agreement”) with FBR Capital Markets & Co. (“FBR”). Pursuant to the Original Sales Agreement, FBR acted as distribution agent with respect to the offering and sale of up to $100,000,000 in shares of Class A common stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE American, or on any other existing trading market for Class A common stock or through a market maker (the “Original Class A Common Stock ATM Offering”). The Company did not commence any sales through the Original Class A Common Stock ATM Offering before it expired on January 29, 2019.

Class A Common Stock Repurchase Program

In February 2018, the Company authorized a stock repurchase plan to purchase up to $25 million of the Company’s outstanding shares of Class A common stock over a period of one year pursuant to a stock repurchase plan. In December 2018, the Company renewed its stock repurchase plan for a period of one year. The repurchase plan can be discontinued at any time. The extent to which the Company repurchases shares of its Class A common stock, and the timing of any such purchases, depends on a variety of factors including general business and market conditions and other corporate considerations. The Company purchased 505,797 shares of Class A common stock during the three months ended March 31, 2019 for a total purchase price of $5.1 million.

The following table is a summary of the Class A common stock repurchase activity during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
First quarter 2019	505,797	$10.01	1,560,854	$10,919,065

Operating Partnership and Long-Term Incentive Plan Units

As of March 31, 2019, limited partners other than the Company owned approximately 27.58% of the common units of the Operating Partnership (6,385,713 OP Units, or 20.16%, is held by OP Unit holders, and 2,351,386 LTIP Units, or 7.42%, is held by LTIP Unit holders, including 4.48% which are not vested at March 31, 2019). Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash. LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock, or, at the Company’s election, cash.

Equity Incentive Plans – LTIP Unit Grants

On January 1, 2018, the Company granted certain equity grants of LTIP Units of the Company’s operating partnership to various executive officers under the Second Amended 2014 Incentive Plans pursuant to the executive officers’ employment and service agreements as time-based LTIP Units and performance-based LTIP Units. All such grants of LTIP Units require continuous employment for vesting. Due to a limitation on the number of LTIP Units available for issuance under the Second Amended 2014 Incentive Plans, the long-term performance awards were, in aggregate, approximately 81,000 LTIP Units (the “Shortfall LTIP Units”) lower than those to which the recipients were entitled pursuant to the terms of their respective employment and service agreements, with the Company planning to issue the remaining LTIP Units at such time as such LTIP Units became available under the Incentive Plans. The time-based LTIP Units were comprised of 770,854 LTIP Units that vest over approximately five years and 160,192 LTIP Units that vest over approximately three years. The performance-based LTIP Units were comprised of 125,165 LTIP Units (the “Initial Long-Term Performance Award”), which are subject to a three-year performance period, and will vest immediately upon successful achievement of performance-based conditions. Performance criteria are primarily based on a mixture of objective internal achievement goals and relative performance against its industry peers, with a minimum, threshold, and maximum performance standard for performance criteria. After the determination of the achievement of the performance criteria, any performance-based LTIP Units that were awarded but do not vest will be canceled.

In addition, on January 1, 2018, the Company granted 6,263 LTIP Units under the Second Amended 2014 Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. Such LTIP Units were fully vested upon issuance and the Company recognized expense of $0.2 million immediately based on the fair value at the date of grant.

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

On October 4, 2018, the Company granted an aggregate of 80,798 Shortfall LTIP Units to the executive officers pursuant to their employment and service agreements. The Shortfall LTIP Units vest over a period of three years from the date of grant of each Initial Long-Term Performance Award, followed by immediate vesting based on successful achievement of the performance conditions.

In addition, on October 4, 2018, the Company granted 3,165 LTIP Units pursuant to the Third Amended 2014 Incentive Plans to the newly appointed independent member of the Board in payment of the prorated portion of her annual retainer. Such LTIP Units were fully vested upon issuance and the Company recognized expense of $0.03 million immediately based on the fair value at the date of grant.

On January 1, 2019, the Company granted certain equity grants of LTIP Units to various executive officers under the Third Amended 2014 Incentive Plans pursuant to the executive officers' employment and service agreements as time-based LTIP Units and performance-based LTIP Units. All such LTIP grants require continuous employment for vesting. The time-based LTIP Units were comprised of 196,023 LTIP Units that vest over approximately three years. The performance-based LTIP Units were comprised of 294,031 LTIP Units, which are subject to a three-year performance period and will vest immediately upon successful achievement of performance-based conditions.

The Company recognizes compensation expense ratably over the requisite service periods for the time-based LTIP Units based on the fair value at the date of grant; thus, the Company recognized compensation expense of approximately $0.9 million and $1.1 million during the three months ended March 31, 2019 and 2018, respectively. The Company recognizes compensation expense based on the fair value at the date of grant and the probability of achievement of performance criteria over the performance period for the performance-based LTIP Units; thus, the Company recognized approximately $0.4 million and $0.1 million during the three months ended March 31, 2019 and 2018, respectively.

In addition, on January 1, 2019, the Company granted 6,836 LTIP Units pursuant to the Third Amended 2014 Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. Such LTIP Units were fully vested upon issuance and the Company recognized expense of $0.2 million immediately based on the fair value at the date of grant.

As of March 31, 2019, there was $9.4 million of total unrecognized compensation cost related to unvested LTIP Units granted under the Incentive Plans. The remaining cost is expected to be recognized over a period of 2.9 years.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid or Payable
Class A Common Stock
December 7, 2018	December 24, 2018	$0.162500	January 4, 2019
March 8, 2019	March 25, 2019	$0.162500	April 5, 2019
Class C Common Stock
December 7, 2018	December 24, 2018	$0.162500	January 4, 2019
March 8, 2019	March 25, 2019	$0.162500	April 5, 2019
Series A Preferred Stock
December 7, 2018	December 24, 2018	$0.515625	January 4, 2019
March 8, 2019	March 25, 2019	$0.515625	April 5, 2019
Series B Preferred Stock
October 12, 2018	December 24, 2018	$5.00	January 4, 2019
January 11, 2019	January 25, 2019	$5.00	February 5, 2019
January 11, 2019	February 25, 2019	$5.00	March 5, 2019
January 11, 2019	March 25, 2019	$5.00	April 5, 2019
Series C Preferred Stock
December 7, 2018	December 24, 2018	$0.4765625	January 4, 2019
March 8, 2019	March 25, 2019	$0.4765625	April 5, 2019
Series D Preferred Stock
December 7, 2018	December 24, 2018	$0.4453125	January 4, 2019
March 8, 2019	March 25, 2019	$0.4453125	April 5, 2019

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate. Holders of OP Units and LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of the Company's Class A common stock.

The Company has a dividend reinvestment plan that allows for participating stockholders to have their Class A common stock dividend distributions automatically invested in additional Class A common shares based on the average price of the Class A common shares on the investment date. The Company plans to issue Class A common shares to cover shares required for investment.

Distributions declared and paid for the three months ended March 31, 2019 were as follows (amounts in thousands):

	Distributions
2019	Declared	Paid
First Quarter
Class A Common Stock	$3,727	$3,820
Class C Common Stock	12	12
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	5,058	4,842
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,269
OP Units	1,038	1,038
LTIP Units	383	262
Total first quarter 2019	$15,544	$15,300

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

Note 15 – Subsequent Events

Declaration of Dividends

Declaration Date	Payable to stockholders of record as of	Amount	Payable Date
Series B Preferred Stock
April 12, 2019	April 25, 2019	$5.00	May 3, 2019
April 12, 2019	May 24, 2019	$5.00	June 5, 2019
April 12, 2019	June 25, 2019	$5.00	July 5, 2019

Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock. A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate.

Distributions Paid

The following distributions were declared and/or paid to the Company's stockholders, as well as holders of OP and LTIP Units, subsequent to March 31, 2019 (amounts in thousands):

Shares	Declaration Date	Record Date	Date Paid	Distributions per Share	Total Distribution
Class A Common Stock	March 8, 2019	March 25, 2019	April 5, 2019	$0.162500	$3,727
Class C Common Stock	March 8, 2019	March 25, 2019	April 5, 2019	$0.162500	$12
Series A Preferred Stock	March 8, 2019	March 25, 2019	April 5, 2019	$0.515625	$2,950
Series B Preferred Stock	January 11, 2019	March 25, 2019	April 5, 2019	$5.000000	$1,747
Series C Preferred Stock	March 8, 2019	March 25, 2019	April 5, 2019	$0.4765625	$1,107
Series D Preferred Stock	March 8, 2019	March 25, 2019	April 5, 2019	$0.4453125	$1,269
OP Units	March 8, 2019	March 25, 2019	April 5, 2019	$0.162500	$1,038
LTIP Units	March 8, 2019	March 25, 2019	April 5, 2019	$0.162500	$309

Series B Preferred Stock	April 12, 2019	April 25, 2019	May 3, 2019	$5.000000	$1,793
Total					$13,952

Alexan Southside Place Refinance

On April 12, 2019, the Alexan Southside Place owner, which is owned by an entity in which the Company owns an indirect interest, i) entered into a $26.4 million senior mortgage loan, ii) entered into a $6.6 million mezzanine loan with an unaffiliated party, and iii) used the proceeds from the senior loan and mezzanine loan to pay off the previous construction loan of $31.8 million. The senior loan and mezzanine loan both provide for earnout advances of $2.4 million and $0.6 million, respectively, for total loan commitments of $28.8 million and $7.2 million, respectively. The earnout advances are subject to a minimum debt yield and certain other conditions. The loans bear interest at a floating basis of the greater of LIBOR plus 1.50% or 3.99% on the senior loan, and the greater of LIBOR plus 6.00% or 8.49% on the mezzanine loan. The senior loan and mezzanine loan both: i) have regular monthly payments that are interest-only during the initial term, ii) have initial maturity dates of May 9, 2022, iii) contain two one-year extension options, and iv) can be prepaid in whole prior to maturity provided the lender receives a stated spread maintenance premium.

Alexan CityCentre Refinance

On April 26, 2019, the Alexan CityCentre owner, which is owned by an entity in which the Company owns an indirect interest, i) entered into a $46.0 million senior mortgage loan, ii) entered into a $11.5 million mezzanine loan with an unaffiliated party, and iii) used the proceeds from the senior loan and mezzanine loan to pay off the previous construction loan of $55.1 million. The senior loan and mezzanine loan both provide for earnout advances of $2.0 million and $0.5 million, respectively, for total loan commitments of $48.0 million and $12.0 million, respectively. The earnout advances are subject to a minimum debt yield and certain other conditions. The loans bear interest at a floating basis of the greater of LIBOR plus 1.50% or 3.99% on the senior loan, and the greater of LIBOR plus 6.00% or 8.49% on the mezzanine loan. The senior loan and mezzanine loan both: i) have regular monthly payments that are interest-only during the initial term, ii) have initial maturity dates of May 9, 2022, iii) contain two one-year extension options, and iv) can be prepaid in whole prior to maturity provided the lender receives a stated spread maintenance premium.

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

Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this report. All forward-looking statements are made as of the date of this report and the risk that actual results will differ materially from the expectations expressed in this report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this report, whether as a result of new information, future events, changed circumstances or any other reason. The forward-looking statements should be read in light of the risk factors set forth in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 27, 2019, and subsequent filings by us with the SEC, or (“Risk Factors”).

Overview

We were incorporated as a Maryland corporation on July 25, 2008. Our objective is to maximize long-term stockholder value by acquiring and developing well-located institutional-quality apartment properties in knowledge economy growth markets across the United States. We seek to maximize returns through investments where we believe we can drive substantial growth in our core funds from operations and net asset value primarily through our Value-Add and Invest-to-Own investment strategies.

We conduct our operations through Bluerock Residential Holdings, L.P., our operating partnership (the “Operating Partnership”), of which we are the sole general partner. The consolidated financial statements include our accounts and those of the Operating Partnership and its subsidiaries.

As of March 31, 2019, our portfolio consisted of investments held in forty-eight real estate properties, consisting of thirty-three consolidated operating properties and fifteen properties through preferred equity and mezzanine loan investments. Of the property interests held through preferred equity and mezzanine loan investments, five are under development, five are in lease-up and five properties are stabilized. The forty-eight properties contain an aggregate of 14,717 units, comprised of 11,286 consolidated operating units and 3,431 units through preferred equity and mezzanine loan investments. As of March 31, 2019, our consolidated operating properties were approximately 94% occupied.

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

Significant Developments

During the three months ended March 31, 2019, we acquired an additional interest in one stabilized property and provided senior loan funds and mezzanine loan funds in one development project as discussed below.

Acquisition of Additional Interest in ARIUM Pine Lakes

On January 29, 2019, we, through subsidiaries of our Operating Partnership, purchased the non-controlling partner’s interest in ARIUM Pine Lakes for $7.8 million, increasing our interest in the property from 85.0% to 100.0%.

The Park at Chapel Hill Financing

On January 23, 2019, we, through an indirect subsidiary, provided a $7.8 million senior loan to BR Chapel Hill, LLC (“BR Chapel Hill”). BR Chapel Hill JV, LLC (“BR Chapel Hill JV”) owns a 100.0% interest in BR Chapel Hill and is a joint venture with common interests held by Fund I, Fund II, and BR Chapel Hill Investment, LLC, all managed by affiliates of the former Manager. The senior loan is secured by BR Chapel Hill’s fee simple interest in the Chapel Hill property.

In conjunction with the senior loan, on January 23, 2019, we, through an indirect subsidiary, provided an $0.8 million mezzanine loan to BR Chapel Hill JV, which is secured by the Chapel Hill property. See Note 6 to the interim Consolidated Financial Statements for additional information.

Recent Stock Offerings

During the three months ended March 31, 2019 we continued to raise capital to finance our investment activities.

Series B Preferred Stock

We issued 43,955 shares of Series B Preferred Stock under a continuous registered offering with net proceeds of approximately $39.6 million after commissions and dealer manager fees of approximately $4.4 million during the three months ended March 31, 2019.

Our total stockholders’ equity decreased $23.3 million from $158.3 million as of December 31, 2018 to $135.0 million as of March 31, 2019. The decrease in our total stockholders’ equity is primarily attributable to dividends declared of $14.1 million, repurchase of Class A common stock of $5.1 million and acquisition of non-controlling interests of $6.5 million during the three months ended March 31, 2019.

Results of Operations

The following is a summary of our stabilized consolidated operating real estate investments as of March 31, 2019:

Multifamily Community Name	Location	Number of Units	Date Built/Renovated (1)	Ownership Interest	Average Rent (2)	% Occupied (3)
ARIUM at Palmer Ranch	Sarasota, FL	320	2016	100.0%	$1,311	97%
ARIUM Glenridge	Atlanta, GA	480	1990	90.0%	1,215	95%
ARIUM Grandewood	Orlando, FL	306	2005	100.0%	1,394	94%
ARIUM Gulfshore	Naples, FL	368	2016	100.0%	1,325	95%
ARIUM Hunter’s Creek	Orlando, FL	532	1999	100.0%	1,401	97%
ARIUM Metrowest	Orlando, FL	510	2001	100.0%	1,382	94%
ARIUM Palms	Orlando, FL	252	2008	100.0%	1,315	94%
ARIUM Pine Lakes	Port St. Lucie, FL	320	2003	100.0%	1,287	94%
ARIUM Westside	Atlanta, GA	336	2008	90.0%	1,532	94%
Ashford Belmar	Lakewood, CO	512	1988/1993	85.0%	1,607	92%
Ashton Reserve	Charlotte, NC	473	2015	100.0%	1,122	94%
Citrus Towers	Orlando, FL	336	2006	96.8%	1,292	94%
Enders Place at Baldwin Park	Orlando, FL	220	2003	92.0%	1,778	93%
James on South First	Austin, TX	250	2016	90.0%	1,244	93%
Marquis at Crown Ridge	San Antonio, TX	352	2009	90.0%	1,014	91%
Marquis at Stone Oak	San Antonio, TX	335	2007	90.0%	1,444	95%
Marquis at The Cascades	Tyler, TX	582	2009	90.0%	1,206	92%
Marquis at TPC	San Antonio, TX	139	2008	90.0%	1,485	92%
Outlook at Greystone	Birmingham, AL	300	2007	100.0%	954	94%
Park & Kingston	Charlotte, NC	168	2015	100.0%	1,294	98%
Plantation Park	Lake Jackson, TX	238	2016	80.0%	1,393	92%
Preston View	Morrisville, NC	382	2000	100.0%	1,121	94%
Roswell City Walk	Roswell, GA	320	2015	98.0%	1,526	98%
Sands Parc	Daytona Beach, FL	264	2017	100.0%	1,354	97%
Sorrel	Frisco, TX	352	2015	95.0%	1,279	85%
Sovereign	Fort Worth, TX	322	2015	95.0%	1,365	93%
The Brodie	Austin, TX	324	2001	92.5%	1,247	94%
The Links at Plum Creek	Castle Rock, CO	264	2000	88.0%	1,411	94%
The Mills	Greenville, SC	304	2013	100.0%	1,037	96%
The Preserve at Henderson Beach	Destin, FL	340	2009	100.0%	1,412	97%
Veranda at Centerfield	Houston, TX	400	1999	93.0%	947	90%
Villages of Cypress Creek	Houston, TX	384	2001	80.0%	1,129	96%
Wesley Village	Charlotte, NC	301	2010	100.0%	1,371	95%
Total/Average		11,286			$1,299	94%

(1) Represents date of last significant renovation or year built if there were no renovations.

(2) Represents the average effective monthly rent per occupied unit for the three months ended March 31, 2019. Total concessions for the three months ended March 31, 2019 amounted to approximately $0.3 million.

(3) Percent occupied is calculated as (i) the number of units occupied as of March 31, 2019 divided by (ii) total number of units, expressed as a percentage.

The following is a summary of our preferred equity and mezzanine loan investments as of March 31, 2019:

Multifamily Community Name	Location	Actual/ Planned Number of Units	Total Actual/ Estimated Construction Cost (in millions)	Cost to Date (in millions)	Actual/ Estimated Construction Cost Per Unit	Actual/ Estimated Initial Occupancy	Actual/ Estimated Construction Completion	Pro Forma Average Rent (1)
Whetstone (2)	Durham, NC	204	$37.0	$37.0	$181,373	3Q14	3Q15	$1,278
Alexan CityCentre (2)	Houston, TX	340	83.5	80.7	245,588	2Q17	4Q17	1,733
Helios (2)	Atlanta, GA	282	51.8	50.7	183,688	2Q17	4Q17	1,436
Alexan Southside Place	Houston, TX	270	49.4	47.0	182,963	4Q17	1Q18	2,012
Leigh House	Raleigh, NC	245	40.2	39.3	164,082	3Q17	3Q18	1,271
Vickers Historic Roswell	Roswell, GA	79	31.9	29.9	403,797	2Q18	3Q18	3,176
Domain at The One Forty	Garland, TX	299	53.3	50.1	178,261	2Q18	4Q18	1,469
Arlo	Charlotte, NC	286	60.0	58.0	209,790	2Q18	1Q19	1,507
Novel Perimeter	Atlanta, GA	320	71.0	68.4	221,875	3Q18	1Q19	1,749
Cade Boca Raton	Boca Raton, FL	90	30.1	28.4	334,444	4Q18	2Q19	2,549
Flagler Village	Fort Lauderdale, FL	385	135.4	80.0	351,688	2Q20	3Q20	2,352
North Creek Apartments	Leander, TX	259	44.0	8.9	169,884	1Q20	3Q20	1,358
Riverside Apartments	Austin, TX	222	37.9	7.1	170,721	3Q20	4Q20	1,408
Wayforth at Concord	Concord, NC	150	33.5	4.1	223,333	2Q20	3Q21	1,707
The Park at Chapel Hill	Chapel Hill, NC	*	*	*	*	*	*	*
Total Average		3,431						$1,704

* The development is in the planning phase; project specifications are in process.

(1) Represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization.

(2) Represents the average effective monthly rent per occupied unit for the three months ended March 31, 2019.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenue

Rental and other property revenues increased $9.0 million, or 25%, to $45.7 million for the three months ended March 31, 2019 as compared to $36.7 million for the same prior year period. Net rental income increased $6.9 million from the full period impact of five properties acquired in 2018, and a $2.1 million increase from same store properties.

Interest income from related parties increased $0.6 million, or 11%, to $5.8 million for the three months ended March 31, 2019 as compared to $5.2 million for the same prior year period due to increases in the average balance of mezzanine loans outstanding.

Expenses

Property operating expenses increased $2.9 million, or 19%, to $18.6 million for the three months ended March 31, 2019 as compared to $15.7 million for the same prior year period. Property operating expenses increased $2.7 million from the full period impact of five properties acquired in 2018 and a $0.2 million increase from same store properties. Property NOI margins increased to 59.3% of total revenues for the three months ended March 31, 2019 from 57.3% in the prior year quarter. Property NOI margins are computed as total property revenues less property operating expenses, divided by total property revenues.

Property management fees expense increased $0.2 million, or 22%, to $1.2 million for the three months ended March 31, 2019 as compared to $1.0 million in the same prior year period. Property management fees increased $0.2 million from the full period impact of five properties acquired in 2018, and a $0.1 million increase from same store properties.

General and administrative expenses amounted to $5.6 million for the three months ended March 31, 2019 as compared to $4.7 million for the same prior year period. Excluding non-cash equity compensation expense of $2.5 million and $1.8 million for the three months ended March 31, 2019 and 2018, respectively, general and administrative expenses were $3.2 million, or 6.1%, of revenues for the three months ended March 31, 2019, as compared to $2.9 million, or 6.9%, of revenues, for the same prior year period.

Acquisition and pursuit costs amounted to $0.06 million for the three months ended March 31, 2019 as compared to $0.04 million for the same prior year period. Acquisition and pursuit costs incurred in the three months ended March 31, 2019 were related to the write-off of pre-acquisition costs from abandoned deals. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Weather-related losses, net were not incurred for the three months ended March 31, 2019, compared to $0.2 million for the same prior year period that related to freeze damages at three properties in North Carolina and one property in Texas.

Depreciation and amortization expenses were $17.2 million for the three months ended March 31, 2019 as compared to $15.6 million for the same prior year period. Depreciation and amortization expenses increased $4.0 million from the full period impact of five properties acquired in 2018, offset by a $2.4 million decrease from same store properties.

Other Income and Expense

Other income and expense amounted to expense of $13.1 million for the three months ended March 31, 2019 compared to expense of $7.7 million for the same prior year period. Interest expense increased $6.0 million, or 59%, to $16.1 million for the three months ended March 31, 2019 as compared to $10.1 million for the same prior year period due to the increased number of properties and an increase in debt to fund the property acquisitions. This was partially offset by a gain on the sale of Wesley Village II of $0.7 million during the three months ended March 31, 2019.

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

For comparison of our three months ended March 31, 2019 and 2018, the same store properties included properties owned at January 1, 2018. Our same store properties for the three months ended March 31, 2019 and 2018 consisted of 28 properties, representing 9,608 units.

The following table presents the same store and non-same store results from operations for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended March 31,		Change
	2019	2018	$	%
Property Revenues
Same Store	$38,725	$36,612	$2,113	5.8%
Non-Same Store	6,965	63	6,902	*
Total property revenues	45,690	36,675	9,015	24.6%

Property Expenses
Same Store	15,854	15,628	226	1.4%
Non-Same Store	2,748	30	2,718	*
Total property expenses	18,602	15,658	2,944	18.8%

Same Store NOI	22,871	20,984	1,887	9.0%
Non-Same Store NOI	4,217	33	4,184	*
Total NOI (1)	$27,088	$21,017	$6,071	28.9%

* Variance is not meaningful.

(1) See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Same store NOI for the three months ended March 31, 2019 increased 9.0%, or $1.89 million, compared to the 2018 period. There was a 5.8% increase in same store property revenues as compared to the 2018 period. The increase was primarily attributable to a 5.3% increase in average rental rates; twenty-seven of our twenty-eight same store properties recognized rental rate increases during the period. In addition, average occupancy increased 40 basis points to 93.9%. Same store expenses for the three months ended March 31, 2019 increased 1.4%, or $0.23 million, compared to the 2018 period. The increase is primarily due to a $0.11 million increase in trash, cable and landscaping, $0.06 million of additional real estate taxes due to higher valuations by municipalities, and $0.05 million increase in insurance.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired subsequent to January 1, 2018; the 2019 non-same store property count was five compared to one property for the 2018 period. The results of operations for acquired properties have been included in our consolidated statements of operations from the date of acquisition and the results of operations for disposed properties have been excluded from the consolidated statements of operations since the date of disposition.

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

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net loss attributable to common shares together with a reconciliation to NOI and to same store and non-same store contributions to consolidated NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended
	March 31,
	2019	2018
Net loss attributable to common shares	$(12,093)	$(9,425)
Add back: Net loss attributable to operating partnership units	(4,051)	(2,675)
Net loss attributable to common shares and units	(16,144)	(12,100)
Add common stockholders and operating partnership units pro-rata share of:
Depreciation and amortization	16,142	14,831
Non-real estate depreciation and amortization	86	64
Non-cash interest expense	775	461
Unrealized loss on derivatives	1,635	—
Property management fees	1,148	939
Acquisition and pursuit costs	58	43
Corporate operating expenses	5,554	4,669
Weather-related losses, net	—	165
Preferred dividends	10,384	8,248
Preferred stock accretion	1,887	1,112
Less common stockholders and operating partnership units pro-rata share of:
Preferred returns on unconsolidated real estate joint ventures	2,289	2,461
Interest income from related parties	5,776	5,196
Gain on sale of non-depreciable real estate investments	679	—
Pro-rata share of properties’ income	12,781	10,775
Add:
Noncontrolling interest pro-rata share of partially owned property income	729	607
Total property income	13,510	11,382
Add:
Interest expense	13,578	9,635
Net operating income	27,088	21,017
Less:
Non-same store net operating income	4,217	33
Same store net operating income	$22,871	$20,984

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

We believe the properties underlying our real estate investments are performing well with an occupancy of 94%, exclusive of our development properties, at March 31, 2019.

In general, we believe our available cash balances, the proceeds from our continuous offering of Series B Preferred Stock, the Senior and Amended Junior Credit Facilities, the Fannie Facility, other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. We expect that properties added to our portfolio with the proceeds from the continuous offering of Series B Preferred Stock and from the credit facilities will have a positive impact on our future results of operations. In general, we expect that our results related to our portfolio will improve in future periods as a result of anticipated future investments in and acquisitions of real estate.

We believe we will be able to meet our primary liquidity requirements going forward through:

•	$24.3 million in cash available at March 31, 2019;

•	cash generated from operating activities; and

•	our continuous Series B Preferred Stock Offering, proceeds from future borrowings and potential offerings, including potential offerings of common and preferred stock through underwritten offerings, as well as issuances of units of limited partnership interest in our Operating Partnership, or OP Units.

Our primary long-term liquidity requirements relate to (a) costs for additional apartment community investments, (b) repayment of long-term debt and our credit facilities, (c) capital expenditures, (d) cash redemption requirements related to our Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock, and (e) Class A common stock repurchases under our stock repurchase program.

In February 2018, we announced a stock repurchase program to purchase up to $25 million of our outstanding shares of Class A common stock over a period of one year. In December 2018, we renewed our stock repurchase plan for a period of one year. The repurchase plan can be discontinued at any time. We purchased 505,797 shares of Class A common stock during the three months ended March 31, 2019 for a total purchase price of $5.1 million.

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

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. We believe the Senior and Amended Junior Credit Facilities, as well as the Fannie Facility, will continue to enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. We expect the combination of these facilities to provide us flexibility by allowing us, among other things, to use borrowings under our Senior and Amended Junior Credit Facilities to acquire properties pending placement of permanent mortgage indebtedness, including under the Fannie Facility. In addition to restrictive covenants, these credit facilities contain material financial covenants. At March 31, 2019, we were in compliance with all covenants under our credit facilities. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

If we are unable to obtain financing on favorable terms or at all, we would likely need to curtail our investment activities, including acquisitions and improvements to and developments of real properties, which could limit our growth prospects. This, in turn, could reduce cash available for distribution to our stockholders and may hinder our ability to raise capital by issuing more securities or borrowing more money. We also may be forced to dispose of assets at inopportune times to maintain our REIT qualification and Investment Company Act exemption.

We expect to maintain a distribution paid to our Series A Preferred Stock, our Series B Preferred Stock, our Series C Preferred Stock and our Series D Preferred Stock in accordance with the terms of those securities which require monthly or quarterly dividends depending on the series. While our policy is generally to pay distributions from cash flow from operations, our distributions through March 31, 2019 have been paid from cash flow from operations, proceeds from our continuous Series B Preferred Stock offering, proceeds from underwritten securities offerings, and sales of assets and may in the future be paid from additional sources, such as from borrowings.

We have notes receivable to related parties in conjunction with development projects.  The development projects are in various stages of completion and lease-up.  The notes receivable provide a stated return and required repayment based on a fixed maturity date, generally in relation to the development’s construction loan maturity.  If the development does not repay the notes receivable upon maturity, our income, FFO, CFFO and cash flows could be reduced below the stated returns currently being recognized if the development project does not produce sufficient cash flow to pay its operating expenses and debt service, or to refinance its debt obligations.  In addition, we have, in certain cases, an option to purchase up to 100% of the common interest which holds an interest in the entity that owns the development project.  If we were to convert into common ownership, our income, FFO, CFFO and cash flows would be reflective of our pro rata share of the property’s results, which could be a reduction from what our notes receivable currently generate.

We have preferred membership interests in development projects in various stages of completion and lease-up. Our preferred investments are structured to provide a current preferred return during the development and lease-up phase. Each joint venture in which we own a preferred membership interest is required to redeem our preferred membership interests, plus any accrued but unpaid preferred return, based on a fixed maturity date, generally in relation to the development’s construction loan maturity. Upon redemption of the preferred membership interests, our income, FFO, CFFO and cash flows could be reduced below the preferred returns currently being recognized. Alternatively, if the joint ventures do not redeem our preferred membership interest when required, our income, FFO, CFFO and cash flows could be reduced if the development project does not produce sufficient cash flow to pays its operating expenses, debt service and preferred return obligations.

Off-Balance Sheet Arrangements

As of March 31, 2019, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of March 31, 2019, we own interests in fourteen joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

Cash Flows from Operating Activities

As of March 31, 2019, we owned indirect equity interests in forty-eight real estate properties, thirty-three consolidated operating properties and fifteen through preferred equity and mezzanine loan investments.  During the three months ended March 31, 2019, net cash provided by operating activities was $10.9 million.  After the net loss of $4.4 million was adjusted for $18.8 million of non-cash items, net cash provided by operating activities consisted of the following:

•	distributions and preferred returns from unconsolidated joint ventures of $2.0 million;

•	a decrease in accounts payable and other accrued liabilities of $5.4 million, offset by:

•	an increase in accounts receivable, prepaid expenses and other assets of $0.1 million.

Cash Flows from Investing Activities

During the three months ended March 31, 2019, net cash used in investing activities was $27.7 million, primarily due to the following:

•	$14.6 million used in acquiring additional investments in unconsolidated joint ventures and notes receivable;

•	$6.2 million used on capital expenditures;

•	$7.9 million used in purchase of interests from noncontrolling interests, partially offset by:

•	$1.0 million of proceeds from the sale of non-depreciable real estate investments.

Cash Flows from Financing Activities

During the three months ended March 31, 2019, net cash provided by financing activities was $11.6 million, primarily due to the following:

•	net proceeds of $20.5 million from borrowings on revolving credit facilities;

•	net proceeds of $38.3 million from issuance of Units of Series B Preferred Stock and associated Warrants;

•	partially offset by $3.8 million paid in cash distributions to common stockholders;

•	$1.5 million in distributions paid to our noncontrolling interests;

•	$10.2 million paid in cash distributions to preferred stockholders;

•	$1.6 million of repayments of our mortgages payable;

•	$0.1 million increase in deferred financing costs;

•	$24.7 million in repayments on revolving credit facilities; and

•	$5.1 million paid for the repurchase of Class A common stock.

Capital Expenditures

The following table summarizes our total capital expenditures for the three months ended March 31, 2019 and 2018 (amounts in thousands):

	Three Months Ended March 31,
	2019	2018
Redevelopment/renovations	$3,986	$3,128
Normally recurring capital expenditures	616	551
Routine capital expenditures	454	481
Total capital expenditures	$5,056	$4,160

Redevelopment and renovation costs are non-recurring capital expenditures for significant projects that are revenue enhancing through unit or common area upgrades, such as clubhouse renovations and kitchen remodels. Normally recurring capital expenditures are necessary non-revenue generating improvements that occur on a regular ongoing basis, such as carpet and appliances. Routine capital expenditures are necessary non-revenue generating improvements that extend the useful life of the property and that are less frequent in nature, such as roof repairs and asphalt resurfacing.

Funds from Operations and Core Funds from Operations

We believe that funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), and core funds from operations (“CFFO”) are important non-GAAP supplemental measures of operating performance for a REIT.

FFO attributable to common shares and units is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. We define FFO, consistent with the NAREIT definition, as net income, computed in accordance with GAAP, excluding gains or losses on sales of depreciable real estate property, plus depreciation and amortization of real estate assets, plus impairment write-downs of depreciable real estate, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.

CFFO makes certain adjustments to FFO, removing the effect of items that do not reflect ongoing property operations such as stock compensation expense, acquisition expenses, unrealized gains or losses on derivatives, losses on extinguishment of debt and debt modification costs (includes prepayment penalties incurred and the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt), non-cash interest, one-time weather-related costs, gains or losses on sales of non-depreciable real estate property, and preferred stock accretion. We believe that CFFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core recurring property operations. As a result, we believe that CFFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential.

Our calculation of CFFO differs from the methodology used for calculating CFFO by certain other REITs and, accordingly, our CFFO may not be comparable to CFFO reported by other REITs. Our management utilizes FFO and CFFO as measures of our operating performance after adjustment for certain non-cash items, such as depreciation and amortization expenses, and acquisition and pursuit costs that are required by GAAP to be expensed but may not necessarily be indicative of current operating performance and that may not accurately compare our operating performance between periods. Furthermore, although FFO and CFFO and other supplemental performance measures are defined in various ways throughout the REIT industry, we also believe that FFO and CFFO may provide us and our stockholders with an additional useful measure to compare our financial performance to certain other REITs.

Neither FFO nor CFFO is equivalent to net income, including net income attributable to common stockholders, or cash generated from operating activities determined in accordance with GAAP. Furthermore, FFO and CFFO do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Neither FFO nor CFFO should be considered as an alternative to net income, including net income attributable to common stockholders, as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

We have acquired four operating properties and four properties held through preferred equity or mezzanine loan investments subsequent to March 31, 2018. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

The table below presents our calculation of FFO and CFFO for the three months ended March 31, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Net loss attributable to common shares	$(12,093)	$(9,425)
Add back: Net loss attributable to operating partnership units	(4,051)	(2,675)
Net loss attributable to common shares and units	(16,144)	(12,100)
Common stockholders and operating partnership units pro-rata share of:
Real estate depreciation and amortization (1)	16,142	14,831
FFO Attributable to Common Shares and Units	(2)	2,731
Common stockholders and operating partnership units pro-rata share of:
Acquisition and pursuit costs	58	43
Non-cash interest expense	775	461
Unrealized loss on derivatives	1,635	—
Weather-related losses, net	—	165
Non-real estate depreciation and amortization	86	64
Gain on sale of non-depreciable real estate investments	(679)	—
Shareholder activism	338	—
Non-cash preferred returns on unconsolidated real estate joint ventures	(212)	(231)
Non-cash equity compensation	2,391	1,780
Preferred stock accretion	1,887	1,112
CFFO Attributable to Common Shares and Units	$6,277	$6,125

Per Share and Unit Information:
FFO Attributable to Common Shares and Units - diluted	$(0.00)	$0.09
CFFO Attributable to Common Shares and Units - diluted	$0.20	$0.20

Weighted average common shares and units outstanding - diluted	30,885,006	30,995,775

(1)	The real estate depreciation and amortization amount includes our share of consolidated real estate-related depreciation and amortization of intangibles, less amounts attributable to noncontrolling interests for partially owned properties, and our similar estimated share of unconsolidated depreciation and amortization, which is included in earnings of our unconsolidated real estate joint venture investments.

Operating cash flow, FFO and CFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and CFFO, such as tenant improvements, building improvements and deferred leasing costs.

Presentation of this information is intended to assist the reader in comparing the sustainability of the operating performance of different REITs, although it should be noted that not all REITs calculate FFO or CFFO the same way, so comparisons with other REITs may not be meaningful.  FFO or CFFO should not be considered as an alternative to net income (loss) or as an indication of our liquidity, nor is either indicative of funds available to fund our cash needs, including our ability to make distributions.  Both FFO and CFFO should be reviewed in connection with other GAAP measurements.

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2019 (in thousands) which consisted of mortgage notes secured by our properties and revolving credit facilities. At March 31, 2019, our estimated future required payments on these obligations were:

		Remainder of
	Total	2019	2020-2021	2022-2023	Thereafter
Mortgages Payable (Principal)	$1,213,741	$5,727	$46,589	$312,628	$848,797
Revolving Credit Facilities	78,000	11,000	67,000	—	—
Estimated Interest Payments on Mortgages Payable and Revolving Credit Facilities	282,479	40,843	100,870	88,827	51,939
Total	$1,574,220	$57,570	$214,459	$401,455	$900,736

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid
Class A Common Stock
December 7, 2018	December 24, 2018	$0.162500	January 4, 2019
March 8, 2019	March 25, 2019	$0.162500	April 5, 2019
Class C Common Stock
December 7, 2018	December 24, 2018	$0.162500	January 4, 2019
March 8, 2019	March 25, 2019	$0.162500	April 5, 2019
Series A Preferred Stock
December 7, 2018	December 24, 2018	$0.515625	January 4, 2019
March 8, 2019	March 25, 2019	$0.515625	April 5, 2019
Series B Preferred Stock
October 12, 2018	December 24, 2018	$5.00	January 4, 2019
January 11, 2019	January 25, 2019	$5.00	February 5, 2019
January 11, 2019	February 25, 2019	$5.00	March 5, 2019
January 11, 2019	March 25, 2019	$5.00	April 5, 2019
Series C Preferred Stock
December 7, 2018	December 24, 2018	$0.4765625	January 4, 2019
March 8, 2019	March 25, 2019	$0.4765625	April 5, 2019
Series D Preferred Stock
December 7, 2018	December 24, 2018	$0.4453125	January 4, 2019
March 8, 2019	March 25, 2019	$0.4453125	April 5, 2019

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

Distributions paid were funded from cash provided by operating activities except with respect to $4.7 million and $5.5 million for the three months ended March 31, 2019 and 2018, respectively, which was funded from sales of real estate, borrowings, and/or proceeds from our equity offerings.

	Three Months Ended March 31,
	2019	2018
	(in thousands)

Cash provided by operating activities	$10,866	$6,102

Cash distributions to preferred shareholders	$(10,168)	$(8,143)
Cash distributions to common shareholders	(3,832)	(2,348)
Cash distributions to noncontrolling interests	(1,533)	(1,146)
Total distributions	(15,533)	(11,637)

Shortfall	$(4,667)	$(5,535)

Proceeds from sale of real estate investments	$952	$—

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to the interim Consolidated Financial Statements.

Subsequent Events

Other than the items disclosed in Note 15, “Subsequent Events” to our interim Consolidated Financial Statements for the period ended March 31, 2019, no material events have occurred that required recognition or disclosure in these financial statements.  See Note 15 to our interim Consolidated Financial Statements for discussion.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk primarily through borrowing activities. There is inherent roll-over risk for borrowings as they mature and are renewed at current market rates. The extent of this risk is not quantifiable or predictable because of the variability of future interest rates and our future financing requirements. We are not subject to foreign exchange rates or commodity price risk, and all our financial instruments were entered into for other than trading purposes.

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal payments and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes.

	2019	2020	2021	2022	2023	Thereafter	Total
Mortgage Notes Payable	$5,727	$30,729	$15,860	$91,409	$221,219	$848,797	$1,213,741
Weighted Average Interest Rate	4.15%	3.68%	4.07%	3.72%	4.08%	4.16%	4.10%

Revolving Credit Facilities	$11,000	$67,000	$-	$-	$-	$-	$78,000
Weighted Average Interest Rate	5.99%	4.83%	-	-	-	-	5.00%

The fair value of mortgages payable is estimated at $1,219.1 million as of March 31, 2019.

The table above incorporates those exposures that exist as of March 31, 2019; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

As of March 31, 2019, a 100 basis point increase or decrease in interest rates on the portion of our debt bearing interest at floating rates would result in an increase in interest expense of approximately $56,000 or decrease by $1,106,000, respectively, for the quarter ended March 31, 2019.

As of March 31, 2019, we had twelve interest rate caps, which are not accounted for as hedges, that we primarily use as part of our interest rate risk management strategy. Our interest rate caps effectively limit our exposure to interest rate risk by providing a ceiling on the underlying floating interest rates of our tax-exempt floating rate debt.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2019, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Other than the following, there have been no material changes to our potential risks and uncertainties presented in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the twelve months ended December 31, 2018 filed with the SEC on February 27, 2019.

Your interests could be diluted by the incurrence of additional debt, the issuance of additional shares of preferred stock, including additional shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series D Preferred Stock (together the “Preferred Stock”) and by other transactions.

As of March 31, 2019, our total indebtedness was approximately $1,292 million, and we may incur significant additional debt in the future. The Preferred Stock is subordinate to all our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. Our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and as of March 31, 2019, the number of preferred shares outstanding was as follows: 5,721,460 shares of Series A Preferred Stock, 349,423 shares of Series B Preferred Stock, 2,323,750 shares of Series C Preferred Stock and 2,850,602 shares of Series D Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Preferred Stock would dilute the interests of the holders of shares of Preferred Stock, and any issuance of preferred stock senior to the Preferred Stock or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Preferred Stock. We may issue preferred stock on parity with the Preferred Stock without the consent of the holders of the Preferred Stock. Other than the Asset Coverage Ratio, our letter agreement with Cetera Financial Group, Inc. pertaining to our Series B Preferred Stock that requires us to maintain a preferred dividend coverage ratio and the right of holders to cause us to redeem the Series A Preferred Stock and Series C Preferred Stock upon a Change of Control/Delisting, none of the provisions relating to the Preferred Stock relate to or limit our indebtedness or afford the holders of shares of Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of shares of Preferred Stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated February 14, 2019, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 14, 2019

99.2	Supplemental Financial Information, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed February 14, 2019

99.3	Presentation dated February 27, 2019, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 27, 2019

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

DATE:	May 9, 2019	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE:	May 9, 2019	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)

