Form 10-Q
period 2019-06-30
Bluerock Residential Growth REIT, Inc.
filed 2019-08-07
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______

Commission File Number 001-36369

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

(Exact name of registrant as specified in its charter)

Maryland	26-3136483
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, 32nd Floor, New York, NY	10105
(Address of principal executive offices)	(Zip Code)

(212) 843-1601

(Registrant’s telephone number, including area code)

712 Fifth Avenue, 9th Floor, New York, NY 10019

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, $0.01 par value per share	BRG	NYSE American
8.250% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share	BRG-PrA	NYSE American
7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share	BRG-PrC	NYSE American
7.125% Series D Cumulative Preferred Stock, $0.01 par value per share	BRG-PrD	NYSE American

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the registrant’s

classes of common stock, as of August 1, 2019:

Class A Common Stock: 22,317,190 shares

Class C Common Stock: 76,603 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-Q

June 30, 2019

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited) June 30, 2019	December 31, 2018
ASSETS
Net Real Estate Investments
Land	$191,192	$200,385
Buildings and improvements	1,480,761	1,546,244
Furniture, fixtures and equipment	54,148	55,050
Construction in progress	155	989
Total Gross Real Estate Investments	1,726,256	1,802,668
Accumulated depreciation	(117,115)	(108,911)
Total Net Operating Real Estate Investments	1,609,141	1,693,757
Operating real estate held for sale, net	172,555	—
Total Net Real Estate Investments	1,781,696	1,693,757
Cash and cash equivalents	28,534	24,775
Restricted cash	26,615	27,469
Notes and accrued interest receivable from related parties	175,768	164,084
Due from affiliates	3,542	2,854
Accounts receivable, prepaids and other assets	16,582	14,395
Preferred equity investments and investments in unconsolidated real estate joint ventures	100,704	89,033
In-place lease intangible assets, net	1,786	1,768
Non-real estate assets associated with operating real estate held for sale	481	—
Total Assets	$2,135,708	$2,018,135

LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
Mortgages payable	$1,142,635	$1,206,136
Mortgages payable associated with operating real estate held for sale	137,394	—
Revolving credit facilities	101,300	82,209
Accounts payable	949	1,486
Other accrued liabilities	27,446	31,690
Due to affiliates	773	726
Distributions payable	12,527	12,073
Liabilities associated with operating real estate held for sale	3,024	—
Total Liabilities	1,426,048	1,334,320
8.250% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 10,875,000 shares authorized; 5,721,460 shares issued and outstanding as of June 30, 2019 and December 31, 2018	139,912	139,545
6.000% Series B Redeemable Preferred Stock, liquidation preference $1,000 per share, 1,225,000 shares authorized; 399,502 and 306,009 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	357,346	272,842
7.625% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,323,750 shares issued and outstanding as of June 30, 2019 and December 31, 2018	56,626	56,485
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 229,900,000 shares authorized; no shares issued and outstanding	—	—
7.125% Series D Cumulative Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,850,602 shares issued and outstanding as of June 30, 2019 and December 31, 2018	68,705	68,705
Common stock - Class A, $0.01 par value, 747,509,582 shares authorized; 22,294,327 and 23,322,211 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	223	233
Common stock - Class C, $0.01 par value, 76,603 shares authorized; 76,603 shares issued and outstanding as of June 30, 2019 and December 31, 2018	1	1
Additional paid-in-capital	295,444	307,938
Distributions in excess of cumulative earnings	(248,988)	(218,531)
Total Stockholders’ Equity	115,385	158,346
Noncontrolling Interests
Operating Partnership units	15,405	27,613
Partially owned properties	24,986	28,984
Total Noncontrolling Interests	40,391	56,597
Total Equity	155,776	214,943
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$2,135,708	$2,018,135

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Rental and other property revenues	$46,464	$39,324	$92,153	$75,998
Interest income from related parties	5,973	5,635	11,749	10,830
Total revenues	52,437	44,959	103,902	86,828
Expenses
Property operating	18,868	16,874	37,470	32,533
Property management fees	1,235	1,074	2,451	2,067
General and administrative	5,046	4,528	10,674	9,197
Acquisition and pursuit costs	70	28	128	71
Weather-related losses, net	291	—	291	168
Depreciation and amortization	16,226	14,819	33,454	30,460
Total expenses	41,736	37,323	84,468	74,496
Operating income	10,701	7,636	19,434	12,332
Other income (expense)
Preferred returns on unconsolidated real estate joint ventures	2,492	2,626	4,781	5,088
Gain on sale of non-depreciable real estate investments	—	—	679	—
Loss on extinguishment of debt and debt modification costs	—	(653)	—	(653)
Interest expense, net	(15,125)	(13,041)	(31,191)	(23,158)
Total other expense	(12,633)	(11,068)	(25,731)	(18,723)
Net loss	(1,932)	(3,432)	(6,297)	(6,391)
Preferred stock dividends	(11,019)	(8,643)	(21,403)	(16,890)
Preferred stock accretion	(2,316)	(1,400)	(4,203)	(2,510)
Net loss attributable to noncontrolling interests
Operating Partnership units	(3,887)	(3,010)	(7,938)	(5,685)
Partially owned properties	(390)	(253)	(882)	(468)
Net loss attributable to noncontrolling interests	(4,277)	(3,263)	(8,820)	(6,153)
Net loss attributable to common stockholders	$(10,990)	$(10,212)	$(23,083)	$(19,638)

Net loss per common share - Basic	$(0.50)	$(0.44)	$(1.03)	$(0.83)

Net loss per common share – Diluted	$(0.50)	$(0.44)	$(1.03)	$(0.83)

Weighted average basic common shares outstanding	22,430,619	23,800,770	22,775,203	23,971,129
Weighted average diluted common shares outstanding	22,430,619	23,800,770	22,775,203	23,971,129

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE THREE MONTHS ENDED JUNE 30, 2019

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
							Additional		Net (loss) income
	Number of		Number of		Number of		Paid-	Cumulative	to Common	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Value	in Capital	Distributions	Stockholders	Interests	Total Equity

Balance, April 1, 2019	22,861,084	$228	76,603	$1	2,850,602	$68,705	$300,407	$(203,920)	$(30,443)	$47,992	$182,970

Issuance of Class A common stock, net	681	-	-	-	-	-	8	-	-	-	8

Issuance of Class A common stock due to Series B warrant exercise	3,780	1	-	-	-	-	40	-	-	-	41

Repurchase of Class A common stock	(749,648)	(8)	-	-	-	-	(8,333)	-	-	-	(8,341)

Issuance of restricted Class A common stock	90,694	1	-	-	-	-	147	-	-	-	148

Vesting of Long-Term Incentive Plan (“LTIP”) Units for compensation	-	-	-	-	-	-	-	-	-	1,312	1,312

Issuance of LTIP Units for expense reimbursements	-	-	-	-	-	-	-	-	-	407	407

Issuance of Series B warrants	-	-	-	-	-	-	1,030	-	-	-	1,030

Common stock distributions declared	-	-	-	-	-	-	-	(3,635)	-	-	(3,635)

Series A Preferred Stock distributions declared	-	-	-	-	-	-	-	(2,950)	-	-	(2,950)

Series A Preferred Stock accretion	-	-	-	-	-	-	-	(214)	-	-	(214)

Series B Preferred Stock distributions declared	-	-	-	-	-	-	-	(5,693)	-	-	(5,693)

Series B Preferred Stock accretion	-	-	-	-	-	-	-	(2,021)	-	-	(2,021)

Series C Preferred Stock distributions declared	-	-	-	-	-	-	-	(1,107)	-	-	(1,107)

Series C Preferred Stock accretion	-	-	-	-	-	-	-	(81)	-	-	(81)

Series D Preferred Stock distributions declared	-	-	-	-	-	-	-	(1,269)	-	-	(1,269)

Distributions to Operating Partnership noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,430)	(1,430)

Distributions to partially owned noncontrolling interests	-	-	-	-	-	-	-	-	-	(493)	(493)

Redemption of Operating Partnership units	-	-	-	-	-	-	(9)	-	-	(5)	(14)

Redemption of Series B Preferred Stock and conversion into Class A common stock	87,736	1	-	-	-	-	1,065	-	-	-	1,066

Cash redemption of Series B Preferred Stock	-	-	-	-	-	-	1	-	-	-	1

Series B warrant exercise, net	-	-	-	-	-	-	(26)	-	-	-	(26)

Acquisition of noncontrolling interest	-	-	-	-	-	-	(1,021)	-	-	(980)	(2,001)

Adjustment for noncontrolling interest ownership in Operating Partnership	-	-	-	-	-	-	2,135	-		(2,135)	-

Net income (loss)	-	-	-	-	-	-	-	-	2,345	(4,277)	(1,932)

Balance, June 30, 2019	22,294,327	$223	76,603	$1	2,850,602	$68,705	$295,444	$(220,890)	$(28,098)	$40,391	$155,776

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE THREE MONTHS ENDED JUNE 30, 2018

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
							Additional		Net loss to
	Number of		Number of		Number of		Paid-	Cumulative	Common	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Value	in Capital	Distributions	Stockholders	Interests	Total Equity

Balance, April 1, 2018	23,733,296	$237	76,603	$1	2,850,602	$68,705	$315,833	$(144,098)	$(29,534)	$64,021	$275,165

Issuance of Class A common stock, net	1,319	-	-	-	-	-	11	-	-	-	11

Repurchase of Class A common stock	(107,040)	(1)	-	-	-	-	(957)	-	-	-	(958)

Vesting of LTIP Units for compensation	-	-	-	-	-	-	-	-	-	1,282	1,282

Issuance of LTIP units for expense reimbursements	-	-	-	-	-	-	-	-	-	349	349

Issuance of Series B warrants	-	-	-	-	-	-	528	-	-	-	528

Contributions from noncontrolling interests, net	-	-	-	-	-	-	-	-	-	2,108	2,108

Common stock distributions declared	-	-	-	-	-	-	-	(3,875)	-	-	(3,875)

Series A Preferred Stock distributions declared	-	-	-	-	-	-	-	(2,950)	-	-	(2,950)

Series A Preferred Stock accretion	-	-	-	-	-	-	-	(198)	-	-	(198)

Series B Preferred Stock distributions declared	-	-	-	-	-	-	-	(3,317)	-	-	(3,317)

Series B Preferred Stock accretion	-	-	-	-	-	-	-	(1,126)	-	-	(1,126)

Series C Preferred Stock distributions declared	-	-	-	-	-	-	-	(1,107)	-	-	(1,107)

Series C Preferred Stock accretion	-	-	-	-	-	-	-	(76)	-	-	(76)

Series D Preferred Stock distributions declared	-	-	-	-	-	-	-	(1,269)	-	-	(1,269)

Distributions to Operating Partnership noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,324)	(1,324)

Distributions to partially owned noncontrolling interests	-	-	-	-	-	-	-	-	-	(356)	(356)

Redemption of Series B Preferred Stock and conversion into Class A common stock	31,416	1	-	-	-	-	281	-	-	-	282

Cash redemption of Series B Preferred Stock	-	-	-	-	-	-	3	-	-	-	3

Transfer of noncontrolling interest to controlling interest	-	-	-	-	-	-	-	-	-	(1,384)	(1,384)

Acquisition of noncontrolling interest	-	-	-	-	-	-	(7,705)	-	-	-	(7,705)

Adjustment for noncontrolling interest ownership in Operating Partnership	-	-	-	-	-	-	2,601	-		(2,601)	-

Other	-	-	-	-	-	-	-	3	(4)	-	(1)

Net loss	-	-	-	-	-	-	-	-	(169)	(3,263)	(3,432)

Balance, June 30, 2018	23,658,991	$237	76,603	$1	2,850,602	$68,705	$310,595	$(158,013)	$(29,707)	$58,832	$250,650

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE SIX MONTHS ENDED JUNE 30, 2019

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
							Additional		Net (loss) income
	Number of		Number of		Number of		Paid-	Cumulative	to Common	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Value	in Capital	Distributions	Stockholders	Interests	Total Equity

Balance, January 1, 2019	23,322,211	$233	76,603	$1	2,850,602	$68,705	$307,938	$(187,910)	$(30,621)	$56,597	$214,943

Issuance of Class A common stock, net	1,445	-	-	-	-	-	15	-	-	-	15

Issuance of Class A common stock due to Series B warrant exercise	3,880	1	-	-	-	-	41	-	-	-	42

Repurchase of Class A common stock	(1,255,445)	(13)	-	-			(13,391)	-	-	-	(13,404)

Issuance of restricted Class A common stock	90,694	1	-	-	-	-	147	-	-	-	148

Issuance of LTIP Units for director compensation	-	-	-	-	-	-	-	-	-	247	247

Vesting of LTIP Units for compensation	-	-	-	-	-	-	-	-	-	2,610	2,610

Issuance of LTIP units for expense reimbursements	-	-	-	-	-	-	-	-	-	799	799

Issuance of Series B warrants	-	-	-	-	-	-	1,865	-	-	-	1,865

Common stock distributions declared	-	-	-	-	-	-	-	(7,374)	-	-	(7,374)

Series A Preferred Stock distributions declared	-	-	-	-	-	-	-	(5,900)	-	-	(5,900)

Series A Preferred Stock accretion	-	-	-	-	-	-	-	(367)	-	-	(367)

Series B Preferred Stock distributions declared	-	-	-	-	-	-	-	(10,751)	-	-	(10,751)

Series B Preferred Stock accretion	-	-	-	-	-	-	-	(3,695)	-	-	(3,695)

Series C Preferred Stock distributions declared	-	-	-	-	-	-	-	(2,214)	-	-	(2,214)

Series C Preferred Stock accretion	-	-	-	-	-	-	-	(141)	-	-	(141)

Series D Preferred Stock distributions declared	-	-	-	-	-	-	-	(2,538)	-	-	(2,538)

Miscellaneous offering costs	-	-	-	-	-	-	(222)	-	-	-	(222)

Distributions to Operating Partnership noncontrolling interests	-	-	-	-	-	-	-	-	-	(2,851)	(2,851)

Distributions to partially owned noncontrolling interests	-	-	-	-	-	-	-	-	-	(726)	(726)

Redemption of Operating Partnership Units	-	-	-	-	-	-	(15)	-	-	(10)	(25)

Redemption of Series B Preferred Stock and conversion into Class A common stock	131,542	1	-	-	-	-	1,522	-	-	-	1,523

Cash redemption of Series B Preferred Stock	-	-	-	-	-	-	6	-	-	-	6

Series B warrant exercise, net	-	-	-	-	-	-	(26)	-	-	-	(26)

Acquisition of noncontrolling interest	-	-	-	-	-	-	(7,501)	-	-	(2,390)	(9,891)

Adjustment for noncontrolling interest ownership in Operating Partnership	-	-	-	-	-	-	5,065	-		(5,065)	-

Net income (loss)	-	-	-	-	-	-	-	-	2,523	(8,820)	(6,297)

Balance, June 30, 2019	22,294,327	$223	76,603	$1	2,850,602	$68,705	$295,444	$(220,890)	$(28,098)	$40,391	$155,776

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE SIX MONTHS ENDED JUNE 30, 2018

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
							Additional		Net loss to
	Number of		Number of		Number of		Paid-	Cumulative	Common	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Value	in Capital	Distributions	Stockholders	Interests	Total Equity

Balance, January 1, 2018	24,218,359	$242	76,603	$1	2,850,602	$68,705	$318,170	$(134,817)	$(29,469)	$63,346	$286,178

Issuance of Class A common stock, net	1,984	-	-	-	-	-	17	-	-	-	17

Repurchase of Class A common stock	(637,733)	(6)	-	-		-	(5,156)	-	-	-	(5,162)

Issuance of LTIP Units for director compensation	-	-	-	-	-	-	-	-	-	190	190

Vesting of LTIP Units for compensation	-	-	-	-	-	-	-	-	-	2,522	2,522

Issuance of LTIP units	-	-	-	-	-	-	-	-	-	1,342	1,342

Issuance of Series B warrants	-	-	-	-	-	-	756	-	-	-	756

Contributions from noncontrolling interests, net	-	-	-	-	-	-	-	-	-	5,059	5,059

Common stock distributions declared	-	-	-	-	-	-	-	(3,796)	-	-	(3,796)

Series A Preferred Stock distributions declared	-	-	-	-	-	-	-	(5,900)	-	-	(5,900)

Series A Preferred Stock accretion	-	-	-	-	-	-	-	(336)	-	-	(336)

Series B Preferred Stock distributions declared	-	-	-	-	-	-	-	(6,237)	-	-	(6,237)

Series B Preferred Stock accretion	-	-	-	-	-	-	-	(2,044)	-	-	(2,044)

Series C Preferred Stock distributions declared	-	-	-	-	-	-	-	(2,214)	-	-	(2,214)

Series C Preferred Stock accretion	-	-	-	-	-	-	-	(130)	-	-	(130)

Series D Preferred Stock distributions declared	-	-	-	-	-	-	-	(2,539)	-	-	(2,539)

Distributions to Operating Partnership noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,499)	(1,499)

Distributions to partially owned noncontrolling interests	-	-	-	-	-	-	-	-	-	(846)	(846)

Redemption of Series B Preferred Stock and conversion into Class A common stock	76,381	1	-	-	-	-	763	-	-	-	764

Cash redemption of Series B Preferred Stock	-	-	-	-	-	-	5	-	-	-	5

Transfer of noncontrolling interest to controlling interest	-	-	-	-	-	-	-	-	-	(1,384)	(1,384)

Acquisition of noncontrolling interest	-	-	-	-	-	-	(7,705)	-	-	-	(7,705)

Adjustment for noncontrolling interest ownership in Operating Partnership	-	-	-	-	-	-	3,745	-		(3,745)	-

Net loss	-	-	-	-	-	-	-	-	(238)	(6,153)	(6,391)

Balance, June 30, 2018	23,658,991	$237	76,603	$1	2,850,602	$68,705	$310,595	$(158,013)	$(29,707)	$58,832	$250,650

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2019	2018

Cash flows from operating activities
Net loss	$(6,297)	$(6,391)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,282	32,755
Amortization of fair value adjustments	(216)	(218)
Preferred returns on unconsolidated real estate joint ventures	(4,781)	(5,088)
Gain on sale of non-depreciable real estate investments	(679)	—
Fair value adjustment of interest rate caps	2,365	—
Distributions of income and preferred returns from preferred equity investments and unconsolidated real estate joint ventures	4,101	4,558
Share-based compensation attributable to equity incentive plan	2,857	2,712
Share-based compensation to employees – Restricted Stock Grants	148	—
Share-based compensation to former Manager - LTIP Units	—	993
Share-based expense reimbursements to BRE – LTIP Units	799	349
Changes in operating assets and liabilities:
Due from affiliates, net	(7)	(1,837)
Accounts receivable, prepaids and other assets	(5,971)	(4,076)
Accounts payable and other accrued liabilities	(548)	4,057
Net cash provided by operating activities	27,053	27,814

Cash flows from investing activities:
Acquisitions of real estate investments	(111,562)	(144,580)
Capital expenditures	(11,132)	(9,508)
Investment in notes receivable from related parties	(11,638)	(20,994)
Proceeds from sale of real estate investments	952	—
Purchase of interests from noncontrolling interests	(9,891)	(9,089)
Investment in unconsolidated real estate joint venture interests	(11,669)	(5,916)
Net cash used in investing activities	(154,940)	(190,087)

Cash flows from financing activities:
Distributions to common stockholders	(7,570)	(6,218)
Distributions to noncontrolling interests	(3,393)	(2,780)
Distributions to preferred stockholders	(20,937)	(16,630)
Contributions from noncontrolling interests	—	5,059
Borrowings on mortgages payable	77,212	207,097
Repayments on mortgages payable	(3,402)	(68,746)
Proceeds from revolving credit facilities	72,500	135,995
Repayments on revolving credit facilities	(53,407)	(135,456)
Payments of deferred financing fees	(789)	(4,924)
Miscellaneous offering costs	(222)	—
Net proceeds from issuance of Class A common stock	15	17
Repurchase of Class A common stock	(13,404)	(5,162)
Net proceeds from issuance of 6.0% Series B Redeemable Preferred Stock	82,408	43,912
Net proceeds from issuance of Warrants associated with the Series B Redeemable Preferred Stock	1,865	756
Net proceeds from exercise of Warrants associated with the Series B Redeemable Preferred Stock	21	—
Payments to redeem 6.0% Series B Redeemable Preferred Stock	(80)	(51)
Payments to redeem Operating Partnership Units	(25)	—
Net cash provided by financing activities	130,792	152,869

Net decrease in cash, cash equivalents and restricted cash	$2,905	$(9,404)
Cash, cash equivalents and restricted cash, beginning of year	52,244	64,590
Cash, cash equivalents and restricted cash, end of period	$55,149	$55,186

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$27,423	$20,517

Supplemental disclosure of non-cash investing and financing activities
Distributions payable – declared and unpaid	$12,527	$11,690
Capital expenditures held in accounts payable and other accrued liabilities	$(1,207)	$—

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

As of June 30, 2019, the Company held investments in fifty real estate properties, consisting of thirty-five consolidated operating properties and fifteen properties through preferred equity or mezzanine loan investments. Of the property interests held through preferred equity and mezzanine loan investments, five are under development, five are in lease-up and five properties are stabilized. The fifty properties contain an aggregate of 15,251 units, comprised of 11,820 consolidated operating units and 3,431 units through preferred equity and mezzanine loan investments. As of June 30, 2019, the Company’s consolidated operating properties were approximately 94% occupied.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or the Operating Partnership’s wholly-owned subsidiaries, owns substantially all the property interests acquired and investments made on the Company’s behalf. As of June 30, 2019, limited partners other than the Company owned approximately 28.23% of the common units of the Operating Partnership (20.48% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 7.75% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 4.64% which are not vested at June 30, 2019).

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

If it has been determined that the Company does not have control but does have the ability to exercise significant influence over the entity, the Company accounts for these unconsolidated investments under the equity method of accounting. The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for the Company’s share of net income (loss), including eliminations for the Company’s share of intercompany transactions, and increased (decreased) for contributions (distributions). The Company’s proportionate share of the results of operations of these investments is reflected in the Company’s earnings or losses.

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

Financial Instrument Fair Value Disclosures

As of June 30, 2019 and December 31, 2018, the carrying values of cash and cash equivalents, accounts receivable, due to and due from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable from related parties approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all the information and disclosures required by GAAP for complete financial statements.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our audited consolidated financial statements for the year ended December 31, 2018 contained in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2019.

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

Note 3 – Sale of Real Estate Asset and Held for Sale Properties

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

Held for sale

The Company has entered into three separate purchase and sales agreements, and three separate amendments thereto, for the sale of ARIUM Palms, Leigh House, Preston View, Sorrel and Sovereign (the “Topaz Portfolio”) at an amount more than their carrying values and has classified the properties as held for sale as of June 30, 2019. Please refer to Note 15 for further information.

Note 4 – Investments in Real Estate

As of June 30, 2019, the Company held investments in thirty-five consolidated operating properties and fifteen development properties through preferred equity or mezzanine loan investments. The following tables provide summary information regarding the Company’s consolidated operating properties and preferred equity and mezzanine loan investments, which are either consolidated or accounted for under the equity method of accounting.

Consolidated Operating Properties

Multifamily Community Name	Location	Number of Units	Date Built / Renovated (1)	Ownership Interest
ARIUM at Palmer Ranch	Sarasota, FL	320	2016	100.0%
ARIUM Glenridge	Atlanta, GA	480	1990	90.0%
ARIUM Grandewood	Orlando, FL	306	2005	100.0%
ARIUM Gulfshore	Naples, FL	368	2016	100.0%
ARIUM Hunter’s Creek	Orlando, FL	532	1999	100.0%
ARIUM Metrowest	Orlando, FL	510	2001	100.0%
ARIUM Palms	Orlando, FL	252	2008	100.0%
ARIUM Pine Lakes	Port St. Lucie, FL	320	2003	100.0%
ARIUM Westside	Atlanta, GA	336	2008	90.0%
Ashford Belmar	Lakewood, CO	512	1988/1993	85.0%
Ashton Reserve	Charlotte, NC	473	2015	100.0%
Citrus Tower	Orlando, FL	336	2006	96.8%
Element	Las Vegas, NV	200	1995	100.0%
Enders Place at Baldwin Park	Orlando, FL	220	2003	92.0%
James at South First	Austin, TX	250	2016	90.0%
Marquis at Crown Ridge	San Antonio, TX	352	2009	90.0%
Marquis at Stone Oak	San Antonio, TX	335	2007	90.0%
Marquis at The Cascades	Tyler, TX	582	2009	90.0%
Marquis at TPC	San Antonio, TX	139	2008	90.0%
Outlook at Greystone	Birmingham, AL	300	2007	100.0%
Park & Kingston	Charlotte, NC	168	2015	100.0%
Plantation Park	Lake Jackson, TX	238	2016	80.0%
Preston View	Morrisville, NC	382	2000	100.0%
Providence Trail	Mount Juliet, TN	334	2007	100.0%
Roswell City Walk	Roswell, GA	320	2015	98.0%
Sands Parc	Daytona Beach, FL	264	2017	100.0%
Sorrel	Frisco, TX	352	2015	100.0%
Sovereign	Fort Worth, TX	322	2015	100.0%
The Brodie	Austin, TX	324	2001	92.5%
The Links at Plum Creek	Castle Rock, CO	264	2000	88.0%
The Mills	Greenville, SC	304	2013	100.0%
The Preserve at Henderson Beach	Destin, FL	340	2009	100.0%
Veranda at Centerfield	Houston, TX	400	1999	93.0%
Villages of Cypress Creek	Houston, TX	384	2001	80.0%
Wesley Village	Charlotte, NC	301	2010	100.0%
Total		11,820

(1)	Represents date of last significant renovation or year built if there were no renovations.

Depreciation expense was $15.8 million and $13.0 million, and $31.6 million and $25.1 million for the three and six months ended June 30, 2019 and 2018, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. In-place leases are amortized over the remaining term of the in-place leases, which is approximately six months. Amortization expense related to the in-place leases was $0.4 million and $1.8 million, and $1.9 million and $5.4 million for the three and six months ended June 30, 2019 and 2018, respectively.

Preferred Equity and Mezzanine Loan Investments

Multifamily Community Name	Location	Actual / Planned Number of Units	Actual / Estimated Initial Occupancy	Actual / Estimated Construction Completion
Whetstone Apartments	Durham, NC	204	3Q 2014	3Q 2015
Alexan CityCentre	Houston, TX	340	2Q 2017	4Q 2017
Helios	Atlanta, GA	282	2Q 2017	4Q 2017
Alexan Southside Place	Houston, TX	270	4Q 2017	1Q 2018
Leigh House	Raleigh, NC	245	3Q 2017	3Q 2018
Vickers Historic Roswell	Roswell, GA	79	2Q 2018	3Q 2018
Domain at The One Forty	Garland, TX	299	2Q 2018	4Q 2018
Arlo	Charlotte, NC	286	2Q 2018	1Q 2019
Novel Perimeter	Atlanta, GA	320	3Q 2018	1Q 2019
Cade Boca Raton	Boca Raton, FL	90	4Q 2018	2Q 2019
Flagler Village	Fort Lauderdale, FL	385	2Q 2020	3Q 2020
North Creek Apartments	Leander, TX	259	2Q 2020	4Q 2020
Riverside Apartments	Austin, TX	222	4Q 2020	1Q 2021
Wayforth at Concord	Concord, NC	150	2Q 2020	3Q 2021
The Park at Chapel Hill	Chapel Hill, NC	*	*	*
Total		3,431

* The development is in the planning phase; project specifications are in process.

Note 5 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity and related new financing during the six months ended June 30, 2019 (dollars in thousands):

Property	Location	Date	Interest	Price	Mortgage
Element	Las Vegas, NV	June 27, 2019	100.0%	$41,750	$29,260
Providence Trail	Mount Juliet, TN	June 27, 2019	100.0%	68,500	47,950

Purchase Price Allocation

The real estate acquisitions above have been accounted for as asset acquisitions. The purchase prices were allocated to the acquired assets based on their estimated fair values at the dates of acquisition.

The following table summarizes the assets acquired at the acquisition date for acquisitions made during the six months ended June 30, 2019 (amounts in thousands):

Purchase Price Allocation
Land	$13,418
Building	74,898
Building improvements	2,936
Land improvements	16,693
Furniture and fixtures	1,908
In-place leases	1,709
Total assets acquired	$111,562

Acquisition of Additional Interests in Properties

In addition to the property acquisitions discussed above, the Company also acquired the noncontrolling partner’s interest in the following properties (dollars in thousands):

Property	Date	Amount	Previous Interest	New Interest
ARIUM Pine Lakes	January 29, 2019	$7,769	85.0%	100.0%
Sorrel	June 25, 2019	738	95.0%	100.0%
Sovereign	June 25, 2019	1,204	95.0%	100.0%

Note 6 – Notes and Interest Receivable due from Related Parties

Following is a summary of the notes and accrued interest receivable due from related parties as of June 30, 2019 and December 31, 2018 (amounts in thousands):

Property	June 30, 2019	December 31, 2018
Arlo	$24,883	$24,893
Cade Boca Raton	12,894	11,854
Domain at The One Forty	22,370	20,536
Flagler Village	75,409	75,436
Novel Perimeter	20,859	20,867
The Park at Chapel Hill	8,570	—
Vickers Historic Roswell	10,783	10,498
Total	$175,768	$164,084

Following is a summary of the interest income from related parties for the three and six months ended June 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Property	2019	2018	2019	2018
Arlo	$919	$919	$1,828	$1,829
Cade Boca Raton	467	420	904	835
Domain at The One Forty	805	758	1,557	1,508
Flagler Village	2,400	2,400	4,773	4,395
Novel Perimeter	771	771	1,533	1,533
The Park at Chapel Hill	212	—	368	—
Vickers Historic Roswell	399	367	786	730
Total	$5,973	$5,635	$11,749	$10,830

The occupancy percentages of the Company’s related party properties at June 30, 2019 and December 31, 2018 are as follows:

Property	June 30, 2019	December 31, 2018
Arlo	81%	37%
Cade Boca Raton	66%	8%
Domain at The One Forty	68%	34%
Flagler Village	(1)	(1)
Novel Perimeter	52%	22%
The Park at Chapel Hill	(2)	—
Vickers Historic Roswell	66%	41%

(1)	The development has not commenced lease-up.
(2)	The development is in the planning phase; project specifications are in process.

Cade Boca Raton Mezzanine Financing

On March 11, 2019, the Company, through BRG Boca, LLC, increased its mezzanine loan commitment to BR Boca JV Member, LLC (“BR Boca JV Member”) to $14.0 million, of which $12.7 million has been funded as of June 30, 2019. The increase in the mezzanine loan will provide funding for additional capital calls, including amounts to be contributed on behalf of Bluerock Special Opportunity + Income Fund II, LLC (“Fund II”). In exchange for increasing the mezzanine loan, the Company received an additional 2.5 basis point discount purchase option and has the right to exercise an option to purchase, at the greater of a 30.0 basis point discount to fair market value or 15% internal rate of return for Fund II, up to a 100% common membership interest in BR Boca JV Member. The loan matures on the earliest to occur of: (i) the latest to occur of (a) March 11, 2022 and (b) the applicable maturity date under any extension granted under any construction financing, or (ii) the date of sale or transfer of property, or (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The loan can be prepaid without penalty.

On June 26, 2019, the Cade Boca Raton property owner, which is owned by an entity in which the Company owns an indirect interest, extended its construction loan made by an unaffiliated party such that the extended maturity date is December 31, 2019, changed from the original maturity date of June 29, 2019. The loan’s two one-year extension options remain, subject to certain conditions including a debt service coverage, stabilized occupancy and payment of an extension fee. As the loan matures at year-end, the Cade Boca Raton property owner is engaged in discussions to refinance or replace the loan.

Domain at The One Forty Mezzanine Financing

On March 11, 2019, the Company, through BRG Domain Phase 1, LLC, (i) increased its mezzanine loan commitment to BR Member Domain Phase 1, LLC (“BR Domain 1 JV Member”) to $24.5 million, of which $22.1 million has been funded as of June 30, 2019, and (ii) entered into an amended operating agreement for BR Domain 1 JV Member with Fund II, which admits BRG Domain Phase 1 Profit Share, LLC (“BRG Domain 1 PS”), a wholly-owned subsidiary of the Company, as an additional member of BR Domain 1 JV Member. As part of the amended agreement, the Company agreed to (i) terminate its option to purchase up to a 100% common membership interest in BR Domain 1 JV Member, and (ii) reduce the current fixed rate of 15.0% per annum of the mezzanine loan as follows: (a) 5.5% per annum effective January 1, 2020 through the end of the calendar year 2020, (b) 4.0% per annum for the calendar year 2021, and (c) 3.0% per annum for the calendar year 2022 and thereafter. In exchange, Fund II agreed to grant BRG Domain 1 PS a 50% participation in any profits achieved in a sale after repayment of the mezzanine loan and the Company and Fund II each receive full return of their respective capital contributions. The loan matures on the earliest to occur of: (i) the latest to occur of (a) March 11, 2022 and (b) the applicable maturity date under any extension granted under any construction financing, or (ii) the date of sale or transfer of property, or (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The loan can be prepaid without penalty.

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

In conjunction with the BRG Chapel Hill Loan, on January 23, 2019, the Company, through BRG Chapel Hill Lender, provided a $0.8 million mezzanine loan to BR Chapel Hill JV, which is secured by the Chapel Hill property. The loan bears interest at a fixed rate of 10.0% per annum and matures on the earliest to occur of: (i) the latest to occur of (a) January 23, 2021 and (b) the applicable maturity date under any extension granted under any construction financing, or (ii) the date of sale or transfer of property, or (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The loan can be prepaid without penalty.

Vickers Historic Roswell Mezzanine Financing

On February 26, 2019, the Company, through BRG Vickers Roswell, LLC, increased its mezzanine loan commitment to BR Vickers Roswell JV Member, LLC (“BR Vickers JV Member”) to $11.8 million, of which $10.7 million has been funded as of June 30, 2019. The increase in the mezzanine loan will provide funding for additional capital calls, including amounts to be contributed on behalf of Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”). In exchange for increasing the mezzanine loan, the Company received an additional 5.0 basis point discount purchase option and has the right to exercise an option to purchase, at the greater of a 17.5 basis point discount to fair market value or 15% internal rate of return for Fund III, up to a 100% common membership interest in BR Vickers JV Member. The loan matures on the earliest to occur of: (i) the latest to occur of (a) February 26, 2022 and (b) the applicable maturity date under any extension granted under any construction financing, or (ii) the date of sale or transfer of property, or (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The loan can be prepaid without penalty.

Note 7 – Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The carrying amount of the Company’s preferred equity investments and investments in unconsolidated real estate joint ventures as of June 30, 2019 and December 31, 2018 is summarized in the table below (amounts in thousands):

Property	June 30, 2019	December 31, 2018

Alexan CityCentre	$12,788	$11,205
Alexan Southside Place	24,041	22,801
Arlo	14	14
Cade Boca Raton	7	7
Domain at The One Forty	13	12
Flagler Village	44	44
Helios	19,189	19,189
Leigh House	14,174	13,319
North Creek Apartments	10,210	5,892
Novel Perimeter	12	12
Riverside Apartments	7,274	3,600
Vickers Historic Roswell	6	6
Wayforth at Concord	—	—
Whetstone Apartments	12,932	12,932
Total	$100,704	$89,033

As of June 30, 2019, the Company, through wholly-owned subsidiaries of the Operating Partnership, had outstanding equity investments in fourteen joint ventures, each of which was created to develop a multifamily property.

Eight of the fourteen equity investments, Alexan CityCentre, Alexan Southside Place, Helios, Leigh House, North Creek Apartments, Riverside Apartments, Wayforth at Concord and Whetstone Apartments, are preferred equity investments, generate a stated preferred return on outstanding capital contributions, and the Company is not allocated any of the income or loss in the joint ventures. The joint venture is the controlling member in an entity whose purpose is to develop a multifamily property.

The preferred returns on the Company’s unconsolidated real estate joint ventures for the three and six months ended June 30, 2019 and 2018 are summarized below (amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Property	2019	2018	2019	2018
Alexan CityCentre	$497	$402	$982	$785
Alexan Southside Place	390	885	773	1,687
Helios	335	644	666	1,249
Leigh House	558	462	1,082	903
North Creek Apartments	288	—	510	—
Riverside Apartments	191	—	304	—
Wayforth at Concord	—	—	—	—
Whetstone Apartments	233	233	464	464
Preferred returns on unconsolidated joint ventures	$2,492	$2,626	$4,781	$5,088

The occupancy percentages of the Company’s unconsolidated real estate joint ventures at June 30, 2019 and December 31, 2018 are as follows:

Property	June 30, 2019	December 31, 2018
Alexan CityCentre	93%	93%
Alexan Southside Place	98%	85%
Helios	94%	90%
Leigh House	93%	90%
North Creek Apartments	(1)	(1)
Riverside Apartments	(1)	(1)
Wayforth at Concord	(1)	(1)
Whetstone Apartments	96%	97%

(1)	The development has not commenced lease-up.

Summary combined financial information for the Company’s investments in unconsolidated real estate joint ventures as of June 30, 2019 and December 31, 2018 and for the three and six months ended June 30, 2019 and 2018, is as follows (amounts in thousands):

	June 30, 2019	December 31, 2018
Balance Sheets:
Real estate, net of depreciation	$620,236	$577,624
Other assets	52,312	45,324
Total assets	$672,548	$622,948

Mortgages payable	$523,392	$480,903
Other liabilities	37,632	21,250
Total liabilities	$561,024	$502,153
Members’ equity	111,524	120,795
Total liabilities and members’ equity	$672,548	$622,948

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Operating Statement:
Rental revenues	$8,924	$4,217	$16,724	$7,591
Operating expenses	(5,494)	(3,461)	(10,628)	(6,247)
Income before debt service and depreciation and amortization	3,430	756	6,096	1,344
Interest expense, net	(8,243)	(1,808)	(15,476)	(3,359)
Depreciation and amortization	(4,146)	(2,194)	(8,133)	(4,130)
Net loss	$(8,959)	$(3,246)	$(17,513)	$(6,145)

Alexan CityCentre Refinance

On April 26, 2019, the Alexan CityCentre owner, which is owned by an entity in which the Company owns an indirect interest, (i) entered into a $46.0 million senior mortgage loan, (ii) entered into a $11.5 million mezzanine loan with an unaffiliated party, and (iii) used the proceeds from the senior loan and mezzanine loan to pay off the previous construction loan of $55.1 million. The senior loan and mezzanine loan both provide for earnout advances of $2.0 million and $0.5 million, respectively, for total loan commitments of $48.0 million and $12.0 million, respectively. The earnout advances are subject to a minimum debt yield and certain other conditions. The loans bear interest at a floating basis of the greater of LIBOR plus 1.50% or 3.99% on the senior loan, and the greater of LIBOR plus 6.00% or 8.49% on the mezzanine loan. The senior loan and mezzanine loan both: (i) have regular monthly payments that are interest-only during the initial term, (ii) have initial maturity dates of May 9, 2022, (iii) contain two one-year extension options, and (iv) can be prepaid in whole prior to maturity provided the lender receives a stated spread maintenance premium.

Alexan Southside Place Interests / Refinance

Alexan Southside Place is developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC (“BR Bellaire BLVD”), as tenant under an 85-year ground lease. BR Bellaire BLVD adopted ASU No. 2016-02 as of January 1, 2019, and as such, has recorded a right-of-use asset and lease liability of $17.1 million as of June 30, 2019.

On April 12, 2019, the Alexan Southside Place owner, which is owned by an entity in which the Company owns an indirect interest, (i) entered into a $26.4 million senior mortgage loan, (ii) entered into a $6.6 million mezzanine loan with an unaffiliated party, and (iii) used the proceeds from the senior loan and mezzanine loan to pay off the previous construction loan of $31.8 million. The senior loan and mezzanine loan both provide for earnout advances of $2.4 million and $0.6 million, respectively, for total loan commitments of $28.8 million and $7.2 million, respectively. The earnout advances are subject to a minimum debt yield and certain other conditions. The loans bear interest at a floating basis of the greater of LIBOR plus 1.50% or 3.99% on the senior loan, and the greater of LIBOR plus 6.00% or 8.49% on the mezzanine loan. The senior loan and mezzanine loan both: (i) have regular monthly payments that are interest-only during the initial term, (ii) have initial maturity dates of May 9, 2022, (iii) contain two one-year extension options, and (iv) can be prepaid in whole prior to maturity provided the lender receives a stated spread maintenance premium.

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

Whetstone Interests

Effective April 1, 2017, Whetstone Apartments ceased paying its preferred return on a current basis. The preferred return is being accrued, except for a $0.1 million payment received in March 2019. The accrued preferred return of $2.5 million and $2.2 million as of June 30, 2019 and December 31, 2018, respectively, is included in due from affiliates in the consolidated balance sheets. The Company has evaluated the preferred equity investment and accrued preferred return and determined that the investment is fully recoverable.

Note 8 — Revolving credit facilities

The outstanding balances on the revolving credit facilities as of June 30, 2019 and December 31, 2018 are as follows (amounts in thousands):

Revolving Credit Facilities	June 30, 2019	December 31, 2018
Senior Credit Facility	$68,800	$67,709

Amended Junior Credit Facility
Revolver loan	21,000	14,500
Term loan	11,500	—
Total Amended Junior Credit Facility	32,500	14,500

Total Credit Facilities	$101,300	$82,209

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

The Senior Credit Facility matures on October 4, 2020 and contains a one-year extension option, subject to certain conditions and the payment of an extension fee. Borrowings under the Senior Credit Facility bear interest, at the Company’s option, at LIBOR plus 1.80% to 2.45%, or the base rate plus 0.80% to 1.45%, depending on the Company’s leverage ratio. The weighted average interest rate was 4.76% at June 30, 2019. The Company pays an unused fee at an annual rate of 0.20% to 0.25% of the unused portion of the Senior Credit Facility, depending on the amount of borrowings outstanding. The Senior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio, and minimum tangible net worth. At June 30, 2019, the Company was in compliance with all covenants under the Senior Credit Facility. The Company has guaranteed the obligations under the Senior Credit Facility and provided certain properties as collateral.

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

On December 21, 2018, the Company, through a subsidiary of its Operating Partnership, entered into an amended and restated, in its entirety, Junior Credit Facility (the “Amended Junior Credit Facility”). The Amended Junior Credit Facility provides for a revolving loan facility and a term loan facility with maximum commitment amounts of $50 million and $25 million, respectively. The revolving loan facility matures on December 21, 2019, with borrowings thereunder bearing interest, at the Company’s option, at LIBOR plus 3.5%, or the base rate plus 2.5%. The weighted average interest rate of the revolving loan facility was 5.92% at June 30, 2019. The Company pays an unused fee at an annual rate of 0.35% to 0.40% of the unused portion of the revolving loan facility, depending on the amount of borrowings outstanding. The term loan facility matures on September 30, 2019 or sooner based on certain events, with borrowings thereunder bearing interest, at the Company’s option, at LIBOR plus 3.5%, or the base rate plus 2.5%. The interest rate of the term loan facility was 5.94% at June 30, 2019. The Amended Junior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio, minimum tangible net worth and minimum equity raise and collateral values. As it matures in 2019, the Company is engaged in discussions to amend and extend the Amended Junior Credit Facility.

At June 30, 2019, the Company was in compliance with all covenants under the Amended Junior Credit Facility. The Company has guaranteed the obligations under the Amended Junior Credit Facility and has pledged certain assets as collateral.

The availability of borrowings under the revolving credit facilities at June 30, 2019 is based on the collateral and compliance with various ratios related to those assets and was approximately $29.9 million.

Note 9 – Mortgages Payable

The following table summarizes certain information as of June 30, 2019 and December 31, 2018, with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of June 30, 2019
Property	June 30, 2019	December 31, 2018	Interest Rate	Interest-only through date	Maturity Date

Fixed Rate:
ARIUM at Palmer Ranch	$41,348	$41,348	4.41%	May 2020	May 1, 2025
ARIUM Grandewood (1)	19,713	19,713	4.35%	July 2020	July 1, 2025
ARIUM Hunter’s Creek	72,294	72,294	3.65%	November 2019	November 1, 2024
ARIUM Metrowest	64,559	64,559	4.43%	May 2021	May 1, 2025
ARIUM Pine Lakes	26,950	26,950	3.95%	Interest-only	November 1, 2023
ARIUM Westside	52,150	52,150	3.68%	August 2021	August 1, 2023
Ashford Belmar	100,675	100,675	4.53%	December 2022	December 1, 2025
Ashton Reserve I	30,607	30,878	4.67%	(2)	December 1, 2025
Citrus Tower	41,438	41,438	4.07%	October 2019	October 1, 2024
Element	29,260	—	3.63%	July 2022	July 1, 2026
Enders Place at Baldwin Park (3)	23,581	23,822	4.30%	(2)	November 1, 2022
James on South First	26,323	26,500	4.35%	(2)	January 1, 2024
Outlook at Greystone	22,105	22,105	4.30%	June 2021	June 1, 2025
Park & Kingston (4)	18,432	18,432	3.41%	Interest-only	April 1, 2020
Plantation Park	26,625	26,625	4.64%	July 2024	July 1, 2028
Providence Trail	47,950	—	3.54%	July 2021	July 1, 2026
Roswell City Walk	51,000	51,000	3.63%	December 2019	December 1, 2026
Sovereign	—	28,227
The Brodie	34,513	34,825	3.71%	(2)	December 1, 2023
The Links at Plum Creek	40,000	40,000	4.31%	April 2020	October 1, 2025
The Mills	26,050	26,298	4.21%	(2)	January 1, 2025
The Preserve at Henderson Beach	35,235	35,602	4.65%	(2)	January 5, 2023
Villages of Cypress Creek	26,200	26,200	3.23%	October 2020	October 1, 2022 (5)
Wesley Village	40,438	40,545	4.25%	(2)	April 1, 2024
Total Fixed Rate	897,446	850,186

Floating Rate (6):
ARIUM Glenridge	49,500	49,500	3.76%	September 2021	September 1, 2025
ARIUM Grandewood (1)	19,672	19,672	3.83%	July 2020	July 1, 2025
ARIUM Palms	—	30,320
Ashton Reserve II	15,213	15,213	3.93%	August 2022	August 1, 2025
Marquis at Crown Ridge	28,342	28,634	4.04%	(2)	June 1, 2024 (7)
Marquis at Stone Oak	42,326	42,725	4.04%	(2)	June 1, 2024 (7)
Marquis at The Cascades I	32,592	32,899	4.04%	(2)	June 1, 2024 (7)
Marquis at The Cascades II	22,745	22,960	4.04%	(2)	June 1, 2024 (7)
Marquis at TPC	16,647	16,826	4.04%	(2)	June 1, 2024 (7)
Preston View	—	41,657
Sorrel	—	38,684
Veranda at Centerfield	26,100	26,100	3.69%	July 2021	July 26, 2023 (5)
Total Floating Rate	253,137	365,190
Total	1,150,583	1,215,376
Fair value adjustments	1,987	2,204
Deferred financing costs, net	(9,935)	(11,444)
Total continuing operations	$1,142,635	$1,206,136

Held for Sale:
ARIUM Palms (6)	30,320	—	3.83%	September 2020	September 1, 2025
Preston View (6)	41,657	—	3.93%	August 2022	August 1, 2025
Sorrel (6)	38,684	—	4.72%	November 2019	May 1, 2023
Sovereign	27,939	—	3.46%	(2)	November 10, 2022
Deferred financing costs, net	(1,206)	—
Total held for sale	137,394	—
Total mortgages payable	$1,280,029	$1,206,136

(1)	ARIUM Grandewood has a fixed rate loan and a floating rate loan.
(2)	The loan requires monthly payments of principal and interest.
(3)	The principal balance includes a $16.0 million loan at a fixed rate of 3.97% and a $7.6 million supplemental loan at a fixed rate of 5.01%.
(4)	The principal balance includes a $15.3 million loan at a fixed rate of 3.21% and a $3.2 million supplemental loan at a fixed rate of 4.34%.
(5)	The loan has two one-year extension options subject to certain conditions.
(6)	All the Company’s floating rate mortgages bear interest at one-month LIBOR + margin. In June 2019, one-month LIBOR in effect was 2.43%. LIBOR rate is subject to a rate cap. Please refer to Note 11 for further information.
(7)	The loan can be extended, subject to certain conditions, in connection with an election to convert to a fixed interest rate loan.

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

Master Credit Facility with Fannie Mae

On April 30, 2018, the Company, through certain subsidiaries of the Operating Partnership, entered into a Master Credit Facility Agreement (the “Fannie Facility”), which was issued through Fannie Mae’s Multifamily Delegated Underwriting and Servicing Program. The Fannie Facility includes certain restrictive covenants, including indebtedness, liens, investments, mergers and asset sales, and distributions. The Fannie Facility also contains events of default, including payment defaults, covenant defaults, bankruptcy events, and change of control events. Each note under the Fannie Facility is cross-defaulted and cross-collateralized and the Company has guaranteed the obligations under the Fannie Facility. As of June 30, 2019, the mortgage loans secured by ARIUM Grandewood, ARIUM Metrowest, Ashton Reserve II, Outlook at Greystone and Preston View were issued under the Fannie Facility.

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

Debt maturities

As of June 30, 2019, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2019 (July 1–December 31)	$3,960
2020	30,739
2021	16,241
2022	92,556
2023	222,696
Thereafter	922,991
$1,289,183
Add: Unamortized fair value debt adjustment	1,987
Subtract: Deferred financing costs, net	(11,141)
Total	$1,280,029

The net book value of real estate assets providing collateral for these above borrowings, including the Senior Credit Facility, Amended Junior Credit Facility and Fannie Facility, was $1,781.5 million as of June 30, 2019.

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

Note 10 – Fair Value of Financial Instruments

As of June 30, 2019 and December 31, 2018, based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $1,305.2 million and $1,205.0 million, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $1,291.2 million and $1,217.6 million, respectively.  The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs, as defined in ASC Topic 820, “Fair Value Measurement”) for similar types of borrowing arrangements.

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

As of June 30, 2019, the Company had interest rate caps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying floating interest rate for $413.8 million of the Company’s floating rate debt.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2019 and December 31, 2018 (amounts in thousands):

Derivatives not designated as hedging instruments under ASC 815-20	Balance Sheet Location	Fair values of derivative instruments
		June 30, 2019	December 31, 2018
Interest rate caps	Accounts receivable, prepaids and other assets	$231	$2,596

The table below presents the effect of Company's derivative financial instruments as well as their classification on the consolidated statements of operations for the three and six months ended June 30, 2019 and 2018 (amounts in thousands):

Derivatives not designated as hedging instruments under ASC 815-20	Location of Gain or (Loss) Recognized in Income	The Effect of Derivative Instruments on the Statements of Operations
		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Interest rate caps	Interest Expense	$(677)	$—	$(2,365)	$—

Note 12 – Related Party Transactions

Administrative Services Agreement

In October 2017, the Company entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with Bluerock Real Estate, LLC and its affiliate, Bluerock Real Estate Holdings, LLC (together “BRE”). Pursuant to the Administrative Services Agreement, BRE provides the Company with certain human resources, investor relations, marketing, legal and other administrative services (the “Services”) that facilitate a smooth transition in the Company’s management of its operations, enable the Company to benefit from operational efficiencies created by access to such services, and give the Company time to develop such services in-house or to hire other third-party service providers for such services. The Services are provided on an at-cost basis, generally allocated based on the use of such Services for the benefit of the Company’s business, and are invoiced on a quarterly basis. In addition, the Administrative Services Agreement permits, from time to time, certain employees of the Company to provide or cause to be provided services to BRE, on an at-cost basis, generally allocated based on the use of such services for the benefit of the business of BRE, and otherwise subject to the terms of the Services provided by BRE to the Company under the Administrative Services Agreement. Payment by the Company of invoices and other amounts payable under the Administrative Services Agreement will be made in cash or, in the sole discretion of the Company’s board of directors (the “Board”), in the form of fully-vested LTIP Units.

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

Recorded as part of general and administrative expenses, operating expense reimbursements of $0.4 million and $0.6 million were expensed during the three months ended June 30, 2019 and 2018, respectively. Operating expense reimbursements of $0.7 million and $1.1 million were expensed during the six months ended June 30, 2019 and 2018, respectively.

Pursuant to the terms of the Administrative Services Agreement, summarized below are the related party amounts payable to BRE as of June 30, 2019 and December 31, 2018 (amounts in thousands):

	June 30, 2019	December 31, 2018
Amounts Payable to BRE under the Administrative Services Agreement, net
Operating and direct expense reimbursements	$691	$568
Offering expense reimbursements	82	158
Total amounts payable to BRE	$773	$726

As of June 30, 2019 and December 31, 2018, the Company had $3.5 million and $2.9 million, respectively, in receivables due from related parties other than from BRE, primarily for accrued preferred returns on unconsolidated real estate investments for the most recent month.

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Series B Preferred Stock, the Company engaged a related party as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurs costs in excess of the 10%, which costs are borne by the dealer manager without reimbursement by the Company. For the six months ended June 30, 2019 and 2018, the Company has incurred $6.7 million and $3.5 million in selling commissions and discounts, respectively, and $2.9 million and $1.5 million in dealer manager fees and discounts, respectively. In addition, BRE was reimbursed for offering costs in conjunction with the Series B Preferred Offering of $0.5 million and $0.6 million during the six months ended June 30, 2019 and 2018, respectively. The selling commissions, dealer manager fees, discounts and reimbursements for offering costs were recorded as a reduction to the proceeds of the offering.

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

Note 13 – Stockholders’ Equity and Redeemable Preferred Stock

Net Loss Per Common Share

Basic net loss per common share is computed by dividing net loss attributable to common stockholders, less dividends on restricted stock and LTIP Units expected to vest, by the weighted average number of common shares outstanding for the period.  Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the sum of the weighted average number of common shares outstanding and any potential dilutive shares for the period.  Net loss attributable to common stockholders is computed by adjusting net loss for the non-forfeitable dividends paid on restricted stock and non-vested LTIP Units.

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

The following table reconciles the components of basic and diluted net loss per common share (amounts in thousands, except share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss attributable to common stockholders	$(10,990)	$(10,212)	$(23,083)	$(19,638)
Dividends on LTIP Units expected to vest	(250)	(172)	(485)	(344)
Basic net loss attributable to common stockholders	$(11,240)	$(10,384)	$(23,568)	$(19,982)

Weighted average common shares outstanding (1)	22,430,619	23,800,770	22,775,203	23,971,129

Potential dilutive shares (2)	—	—	—	—
Weighted average common shares outstanding and potential dilutive shares (1)	22,430,619	23,800,770	22,775,203	23,971,129

Net loss per common share, basic	$(0.50)	$(0.44)	$(1.03)	$(0.83)
Net loss per common share, diluted	$(0.50)	$(0.44)	$(1.03)	$(0.83)

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

(1)	Amounts relate to shares of the Company’s Class A and Class C common stock outstanding.

(2)	For the three and six months ended June 30, 2019, the following are excluded from the diluted shares calculations as the effect is antidilutive: a) warrants outstanding from issuances in conjunction with the Company’s Series B Preferred Stock offerings that are potentially exercisable for 125,274 and 49,970 shares of Class A common stock, respectively, and b) potential vesting of restricted stock grants to employees for 11,944 and 8,726 shares of Class A common stock, respectively. Excludes no shares for the three and six months ended June 30, 2018.

Series B Redeemable Preferred Stock Offering

The Company issued 95,092 shares of Series B Preferred Stock under a continuous registered offering with net proceeds of approximately $85.6 million after commissions, discounts and dealer manager fees of approximately $9.5 million during the six months ended June 30, 2019. As of June 30, 2019, the Company has sold 403,370 shares of Series B Preferred Stock and 403,370 Warrants to purchase 8,067,400 shares of Class A common stock for net proceeds of approximately $363.0 million after commissions, discounts and fees. During the six months ended June 30, 2019, 1,513 Series B Preferred shares were redeemed through the issuance of 131,542 Class A common shares and 86 Series B Preferred shares were redeemed for $80,450 in cash.

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

Class A Common Stock Repurchase Program

In February 2018, the Company authorized a stock repurchase plan to purchase up to $25 million of the Company’s outstanding shares of Class A common stock over a period of one year pursuant to a stock repurchase plan. In December 2018, the Company renewed its stock repurchase plan for a period of one year. The repurchase plan can be discontinued at any time. The extent to which the Company repurchases shares of its Class A common stock, and the timing of any such purchases, depends on a variety of factors including general business and market conditions and other corporate considerations. The Company purchased 1,255,445 shares of Class A common stock during the six months ended June 30, 2019 for a total purchase price of $13.4 million.

The following table is a summary of the Class A common stock repurchase activity during the six months ended June 30, 2019:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
First quarter 2019	505,797	$10.01	1,560,854	$10,919,065
Second quarter 2019	749,648	11.13	2,310,502	2,578,184
Total	1,255,445	$10.68

Operating Partnership and Long-Term Incentive Plan Units

As of June 30, 2019, limited partners other than the Company owned approximately 28.23% of the common units of the Operating Partnership (6,384,512 OP Units, or 20.48%, is held by OP Unit holders, and 2,414,160 LTIP Units, or 7.75%, is held by LTIP Unit holders, including 4.64% which are not vested at June 30, 2019). Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash. LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock, or, at the Company’s election, cash.

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

On January 1, 2019, the Company granted certain equity grants of LTIP Units to various executive officers under the Third Amended 2014 Incentive Plans pursuant to the executive officers’ employment and service agreements as time-based LTIP Units and performance-based LTIP Units. All such LTIP Unit grants require continuous employment for vesting. The time-based LTIP Units were comprised of 196,023 LTIP Units that vest over approximately three years. The performance-based LTIP Units were comprised of 294,031 LTIP Units, which are subject to a three-year performance period and will vest immediately upon successful achievement of performance-based conditions. On April 1, 2019, the Company appointed a new executive officer. On June 25, 2019, the Company, under the Third Amended 2014 Incentive Plans pursuant to the executive officer’s employment agreement, granted certain equity grants of LTIP Units as time-based LTIP Units and performance-based LTIP Units to the executive officer. The time-based LTIP Units were comprised of 10,518 LTIP Units and have a similar vesting period to those granted to the other executive officers. The performance-based LTIP Units were comprised of 15,776 LTIP Units, which are subject to a similar performance period to those granted to the other executive officers and will vest immediately upon successful achievement of performance-based conditions.

The Company recognizes compensation expense ratably over the requisite service periods for the time-based LTIP Units based on the fair value at the date of grant; thus, the Company recognized compensation expense of approximately $0.9 million and $1.2 million, and $1.8 million and $2.3 million, during the three and six months ended June 30, 2019 and 2018, respectively. The Company recognizes compensation expense based on the fair value at the date of grant and the probability of achievement of performance criteria over the performance period for the performance-based LTIP Units; thus, the Company recognized approximately $0.4 million and $0.1 million, and $0.8 million and $0.2 million, during the three and six months ended June 30, 2019 and 2018, respectively.

In addition, on January 1, 2019, the Company granted 6,836 LTIP Units pursuant to the Third Amended 2014 Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. Such LTIP Units were fully vested upon issuance and the Company recognized expense of $0.2 million immediately based on the fair value at the date of grant.

As of June 30, 2019, there was $8.4 million of total unrecognized compensation cost related to unvested LTIP Units granted under the Incentive Plans. The remaining cost is expected to be recognized over a period of 2.6 years.

Restricted Stock Grants

On April 1, 2019, the Company provided restricted stock grants (“RSGs”) to employees under the Incentive Plans. The RSGs vest in three equal consecutive one-year tranches from the date of grant. The RSGs were comprised of 90,694 shares of Class A common stock with a fair value of $10.65 per RSG and a total fair value of $1.0 million. The compensation cost of approximately $0.1 million has been recognized for the six months ended June 30, 2019. The remaining compensation cost is expected to be recognized over the remaining 2.75 years.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid or Payable
Class A Common Stock
December 7, 2018	December 24, 2018	$0.162500	January 4, 2019
March 8, 2019	March 25, 2019	$0.162500	April 5, 2019
June 7, 2019	June 25, 2019	$0.162500	July 5, 2019
Class C Common Stock
December 7, 2018	December 24, 2018	$0.162500	January 4, 2019
March 8, 2019	March 25, 2019	$0.162500	April 5, 2019
June 7, 2019	June 25, 2019	$0.162500	July 5, 2019
Series A Preferred Stock
December 7, 2018	December 24, 2018	$0.515625	January 4, 2019
March 8, 2019	March 25, 2019	$0.515625	April 5, 2019
June 7, 2019	June 25, 2019	$0.515625	July 5, 2019
Series B Preferred Stock
October 12, 2018	December 24, 2018	$5.00	January 4, 2019
January 11, 2019	January 25, 2019	$5.00	February 5, 2019
January 11, 2019	February 25, 2019	$5.00	March 5, 2019
January 11, 2019	March 25, 2019	$5.00	April 5, 2019
April 12, 2019	April 25, 2019	$5.00	May 3, 2019
April 12, 2019	May 24, 2019	$5.00	June 5, 2019
April 12, 2019	June 25, 2019	$5.00	July 5, 2019
Series C Preferred Stock
December 7, 2018	December 24, 2018	$0.4765625	January 4, 2019
March 8, 2019	March 25, 2019	$0.4765625	April 5, 2019
June 7, 2019	June 25, 2019	$0.4765625	July 5, 2019
Series D Preferred Stock
December 7, 2018	December 24, 2018	$0.4453125	January 4, 2019
March 8, 2019	March 25, 2019	$0.4453125	April 5, 2019
June 7, 2019	June 25, 2019	$0.4453125	July 5, 2019

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate. Holders of OP Units and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

The Company has a dividend reinvestment plan that allows for participating stockholders to have their Class A common stock dividend distributions automatically invested in additional Class A common shares based on the average price of the Class A common shares on the investment date. The Company plans to issue Class A common shares to cover shares required for investment.

 Distributions declared and paid for the six months ended June 30, 2019 were as follows (amounts in thousands):

	Distributions
2019	Declared	Paid
First Quarter
Class A Common Stock	$3,727	$3,820
Class C Common Stock	12	12
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	5,058	4,842
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,269
OP Units	1,038	1,038
LTIP Units	383	262
Total first quarter 2019	$15,544	$15,300
Second Quarter
Class A Common Stock	$3,623	$3,726
Class C Common Stock	12	12
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	5,693	5,443
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,269
OP Units	1,038	1,058
LTIP Units	392	309
Total second quarter 2019	$16,084	$15,874
Total	$31,628	$31,174

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

Note 15 – Subsequent Events

Declaration of Dividends

Declaration Date	Payable to stockholders of record as of	Amount	Payable Date
Series B Preferred Stock
July 12, 2019	July 25, 2019	$5.00	August 5, 2019
July 12, 2019	August 23, 2019	$5.00	September 5, 2019
July 12, 2019	September 25, 2019	$5.00	October 4, 2019

Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock. A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate.

 Distributions Paid

The following distributions were declared and/or paid to the Company's stockholders, as well as holders of OP and LTIP Units, subsequent to June 30, 2019 (amounts in thousands):

Shares	Declaration Date	Record Date	Date Paid	Distributions per Share	Total Distribution
Class A Common Stock	June 7, 2019	June 25, 2019	July 5, 2019	$0.162500	$3,623
Class C Common Stock	June 7, 2019	June 25, 2019	July 5, 2019	$0.162500	$12
Series A Preferred Stock	June 7, 2019	June 25, 2019	July 5, 2019	$0.515625	$2,950
Series B Preferred Stock	April 12, 2019	June 25, 2019	July 5, 2019	$5.000000	$1,998
Series C Preferred Stock	June 7, 2019	June 25, 2019	July 5, 2019	$0.4765625	$1,107
Series D Preferred Stock	June 7, 2019	June 25, 2019	July 5, 2019	$0.4453125	$1,269
OP Units	June 7, 2019	June 25, 2019	July 5, 2019	$0.162500	$1,017
LTIP Units	June 7, 2019	June 25, 2019	July 5, 2019	$0.162500	$317

Series B Preferred Stock	July 12, 2019	July 25, 2019	August 5, 2019	$5.000000	$2,055
Total					$14,348

Sale of the Topaz Portfolio

On July 15, 2019, the Company, through subsidiaries of the Operating Partnership, closed on the sale of four of the five properties in the Topaz Portfolio pursuant to the terms and conditions of two separate purchase and sales agreements for approximately $226.9 million. The sale of the fifth property in the Topaz Portfolio, ARIUM Palms, is expected to close in August 2019.

Acquisition of Denim

On July 24, 2019, the Company, through subsidiaries of its Operating Partnership, acquired a 100.0% interest in a 645-unit apartment community located in Scottsdale, Arizona, known as Denim for approximately $141.3 million. The purchase price of $141.3 million was funded, in part, with a $91.6 million senior mortgage loan secured by the Denim property.

Acquisition of The Sanctuary

On July 31, 2019, the Company, through subsidiaries of its Operating Partnership, acquired a 100.0% interest in a 320-unit apartment community located in Las Vegas, Nevada, known as The Sanctuary (“Sanctuary”) for approximately $51.8 million. The purchase price of $51.8 million was funded, in part, with a $33.7 million senior mortgage loan secured by the Sanctuary property.

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

As of June 30, 2019, our portfolio consisted of investments held in fifty real estate properties, consisting of thirty-five consolidated operating properties and fifteen properties through preferred equity and mezzanine loan investments. Of the property interests held through preferred equity and mezzanine loan investments, five are under development, five are in lease-up and five properties are stabilized. The fifty properties contain an aggregate of 15,251 units, comprised of 11,820 consolidated operating units and 3,431 units through preferred equity and mezzanine loan investments. As of June 30, 2019, our consolidated operating properties were approximately 94% occupied.

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

Significant Developments

During the six months ended June 30, 2019, we acquired two stabilized properties, acquired additional interests in three stabilized properties, and provided senior loan funds and mezzanine loan funds in one development project as discussed below.

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

Acquisition of Additional Interest in Sorrel

On June 25, 2019, we, through subsidiaries of our Operating Partnership, purchased the non-controlling partner’s interest in Sorrel for $0.7 million, increasing our interest in the property from 95.0% to 100.0%.

Acquisition of Additional Interest in Sovereign

On June 25, 2019, we, through subsidiaries of our Operating Partnership, purchased the non-controlling partner’s interest in Sovereign for $1.2 million, increasing our interest in the property from 95.0% to 100.0%.

Acquisition of Element

On June 27, 2019, we, through subsidiaries of our Operating Partnership, acquired a 100.0% interest in a 200-unit apartment community located in Las Vegas, Nevada, known as Element for approximately $41.8 million. The purchase price of $41.8 million was funded, in part, with a $29.3 million senior mortgage loan secured by the Element property.

Acquisition of Providence Trail

On June 27, 2019, we, through subsidiaries of our Operating Partnership, acquired a 100.0% interest in a 334-unit apartment community located in Mount Juliet, Tennessee, known as Providence for approximately $68.5 million. The purchase price of $68.5 million was funded, in part, with a $48.0 million senior mortgage loan secured by the Providence property.

Held for sale

We have entered into three separate purchase and sales agreements, and three separate amendments thereto, for the sale of ARIUM Palms, Leigh House, Preston View, Sorrel and Sovereign (the “Topaz Portfolio”) at an amount more than their carrying values and have classified the properties as held for sale as of June 30, 2019. On July 15, 2019, we closed on the sale of four of the five properties in the Topaz Portfolio pursuant to the terms and conditions of two separate purchase and sales agreements for approximately $226.9 million. The sale of the fifth property in the Topaz Portfolio, ARIUM Palms, is expected to close in August 2019.

Series B Preferred Stock Continuous Offering

We issued 95,092 shares of Series B Preferred Stock under a continuous registered offering with net proceeds of approximately $85.6 million after commissions, discounts and dealer manager fees of approximately $9.5 million during the six months ended June 30, 2019.

Our total stockholders’ equity decreased $42.9 million from $158.3 million as of December 31, 2018 to $115.4 million as of June 30, 2019. The decrease in our total stockholders’ equity is primarily attributable to dividends declared of $28.8 million and repurchase of Class A common stock of $13.4 million during the six months ended June 30, 2019.

Results of Operations

The following is a summary of our stabilized consolidated operating real estate investments as of June 30, 2019:

Multifamily Community Name	Location	Number of Units	Date Built/Renovated (1)	Ownership Interest	Average Rent (2)	% Occupied(3)
ARIUM at Palmer Ranch	Sarasota, FL	320	2016	100.0%	$1,319	96%
ARIUM Glenridge	Atlanta, GA	480	1990	90.0%	1,241	94%
ARIUM Grandewood	Orlando, FL	306	2005	100.0%	1,416	94%
ARIUM Gulfshore	Naples, FL	368	2016	100.0%	1,324	90%
ARIUM Hunter’s Creek	Orlando, FL	532	1999	100.0%	1,409	97%
ARIUM Metrowest	Orlando, FL	510	2001	100.0%	1,392	94%
ARIUM Palms	Orlando, FL	252	2008	100.0%	1,359	97%
ARIUM Pine Lakes	Port St. Lucie, FL	320	2003	100.0%	1,307	92%
ARIUM Westside	Atlanta, GA	336	2008	90.0%	1,530	87%
Ashford Belmar	Lakewood, CO	512	1988/1993	85.0%	1,627	92%
Ashton Reserve	Charlotte, NC	473	2015	100.0%	1,121	96%
Citrus Tower	Orlando, FL	336	2006	96.8%	1,330	92%
Element	Las Vegas, NV	200	1995	100.0%	1,233	94%
Enders Place at Baldwin Park	Orlando, FL	220	2003	92.0%	1,768	98%
James on South First	Austin, TX	250	2016	90.0%	1,277	98%
Marquis at Crown Ridge	San Antonio, TX	352	2009	90.0%	1,026	92%
Marquis at Stone Oak	San Antonio, TX	335	2007	90.0%	1,460	95%
Marquis at The Cascades	Tyler, TX	582	2009	90.0%	1,219	91%
Marquis at TPC	San Antonio, TX	139	2008	90.0%	1,499	96%
Outlook at Greystone	Birmingham, AL	300	2007	100.0%	991	95%
Park & Kingston	Charlotte, NC	168	2015	100.0%	1,304	96%
Plantation Park	Lake Jackson, TX	238	2016	80.0%	1,400	89%
Preston View	Morrisville, NC	382	2000	100.0%	1,124	96%
Providence Trail	Mount Juliet, TN	334	2007	100.0%	1,219	94%
Roswell City Walk	Roswell, GA	320	2015	98.0%	1,542	96%
Sands Parc	Daytona Beach, FL	264	2017	100.0%	1,370	96%
Sorrel	Frisco, TX	352	2015	100.0%	1,196	90%
Sovereign	Fort Worth, TX	322	2015	100.0%	1,391	92%
The Brodie	Austin, TX	324	2001	92.5%	1,277	98%
The Links at Plum Creek	Castle Rock, CO	264	2000	88.0%	1,433	93%
The Mills	Greenville, SC	304	2013	100.0%	1,048	94%
The Preserve at Henderson Beach	Destin, FL	340	2009	100.0%	1,440	97%
Veranda at Centerfield	Houston, TX	400	1999	93.0%	945	94%
Villages of Cypress Creek	Houston, TX	384	2001	80.0%	1,137	93%
Wesley Village	Charlotte, NC	301	2010	100.0%	1,378	94%
Total/Average		11,820			$1,312	94%

(1) Represents date of last significant renovation or year built if there were no renovations.

(2) Represents the average effective monthly rent per occupied unit for the three months ended June 30, 2019. Total concessions for the three months ended June 30, 2019 amounted to approximately $0.3 million.

(3) Percent occupied is calculated as (i) the number of units occupied as of June 30, 2019 divided by (ii) total number of units, expressed as a percentage.

The following is a summary of our preferred equity and mezzanine loan investments as of June 30, 2019:

Multifamily Community Name	Location	Actual/ Planned Number of Units	Total Actual/ Estimated Construction Cost (in millions)	Cost to Date (in millions)	Actual/ Estimated Construction Cost Per Unit	Actual/ Estimated Initial Occupancy	Actual/ Estimated Construction Completion	Pro Forma Average Rent (1)
Whetstone (2)	Durham, NC	204	$37.0	$37.0	$181,373	3Q14	3Q15	$1,294
Alexan CityCentre (2)	Houston, TX	340	83.5	80.7	245,588	2Q17	4Q17	1,747
Helios (2)	Atlanta, GA	282	51.8	50.7	183,688	2Q17	4Q17	1,458
Alexan Southside Place	Houston, TX	270	49.4	47.0	182,963	4Q17	1Q18	1,660
Leigh House	Raleigh, NC	245	40.2	39.4	164,082	3Q17	3Q18	1,291
Vickers Historic Roswell	Roswell, GA	79	31.9	29.9	403,797	2Q18	3Q18	3,176
Domain at The One Forty	Garland, TX	299	53.3	51.5	178,261	2Q18	4Q18	1,469
Arlo	Charlotte, NC	286	60.0	58.0	209,790	2Q18	1Q19	1,507
Novel Perimeter	Atlanta, GA	320	71.0	68.7	221,875	3Q18	1Q19	1,749
Cade Boca Raton	Boca Raton, FL	90	30.1	29.3	334,444	4Q18	2Q19	2,549
Flagler Village	Fort Lauderdale, FL	385	135.4	93.5	351,688	2Q20	3Q20	2,352
North Creek Apartments	Leander, TX	259	44.0	12.2	169,884	2Q20	4Q20	1,358
Riverside Apartments	Austin, TX	222	37.9	8.5	170,721	4Q20	1Q21	1,408
Wayforth at Concord	Concord, NC	150	33.5	5.5	223,333	2Q20	3Q21	1,707
The Park at Chapel Hill	Chapel Hill, NC	*	*	*	*	*	*	*
Total Average		3,431						$1,682

* The development is in the planning phase; project specifications are in process.

(1) Represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization.

(2) Represents the average effective monthly rent per occupied unit for the three months ended June 30, 2019.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenue

Rental and other property revenues increased $7.1 million, or 18%, to $46.5 million for the three months ended June 30, 2019 as compared to $39.3 million for the same prior year period. Net rental income increased $5.1 million from the acquisition of two properties in 2019 and the full period impact of four properties acquired in 2018, and a $2.0 million increase from same store properties.

Interest income from related parties increased $0.3 million, or 6%, to $6.0 million for the three months ended June 30, 2019 as compared to $5.6 million for the same prior year period due to increases in the average balance of mezzanine loans outstanding.

Expenses

Property operating expenses increased $2.0 million, or 12%, to $18.9 million for the three months ended June 30, 2019 as compared to $16.9 million for the same prior year period. Property operating expenses increased $2.1 million from the acquisition of two properties in 2019 and the full period impact of four properties acquired in 2018 and a $0.1 million increase from same store properties. Property NOI margins increased to 59.4% of total revenues for the three months ended June 30, 2019 from 57.1% in the prior year quarter. Property NOI margins are computed as total rental and other property revenues less property operating expenses, divided by total rental and other property revenues.

Property management fees expense increased $0.2 million, or 15%, to $1.2 million for the three months ended June 30, 2019 as compared to $1.1 million in the same prior year period. Property management fees increased $0.1 million from the acquisition of two properties in 2019 and the full period impact of four properties acquired in 2018, and a $0.1 million increase from same store properties.

 General and administrative expenses amounted to $5.0 million for the three months ended June 30, 2019 as compared to $4.5 million for the same prior year period. Excluding non-cash equity compensation expense of $2.5 million and $1.6 million for the three months ended June 30, 2019 and 2018, respectively, general and administrative expenses were $2.5 million, or 4.9%, of revenues for the three months ended June 30, 2019, as compared to $2.9 million, or 6.4%, of revenues, for the same prior year period.

Acquisition and pursuit costs amounted to $0.07 million for the three months ended June 30, 2019 as compared to $0.03 million for the same prior year period. Acquisition and pursuit costs incurred in the three months ended June 30, 2019 were related to the write-off of pre-acquisition costs from abandoned deals. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Weather-related losses, net were $0.3 million for the three months ended June 30, 2019 primarily related to hail damage at one property in Texas, partially offset by insurance reimbursements from prior year storms.

Depreciation and amortization expenses were $16.2 million for the three months ended June 30, 2019 as compared to $14.8 million for the same prior year period. Depreciation and amortization expenses increased $1.8 million from the acquisition of two properties in 2019 and the full period impact of four properties acquired in 2018, offset by a $0.4 million decrease from same store properties.

Other Income and Expense

Other income and expense amounted to expense of $12.6 million for the three months ended June 30, 2019 compared to expense of $11.1 million for the same prior year period. Interest expense increased $2.1 million, or 16%, to $15.1 million for the three months ended June 30, 2019 as compared to $13.0 million for the same prior year period due to the increased number of properties and an increase in debt to fund the property acquisitions. This was partially offset by a loss on early extinguishment of debt of $0.7 million due to refinancing loans on three properties during the three months ended June 30, 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenue

Rental and other property revenues increased $16.2 million, or 21%, to $92.2 million for the six months ended June 30, 2019 as compared to $76.0 million for the same prior year period. Net rental income increased $12.0 million from the acquisition of two properties in 2019 and the full period impact of five properties acquired in 2018, and a $4.1 million increase from same store properties.

Interest income from related parties increased $0.9 million, or 8%, to $11.7 million for the six months ended June 30, 2019 as compared to $10.8 million for the same prior year period due to increases in the average balance of mezzanine loans outstanding.

Expenses

Property operating expenses increased $4.9 million, or 15%, to $37.5 million for the six months ended June 30, 2019 as compared to $32.5 million for the same prior year period. Property operating expenses increased $4.6 million from the acquisition of two properties in 2019 and the full period impact of five properties acquired in 2018 and a $0.2 million increase from same store properties. Property NOI margins increased to 59.3% of total revenues for the six months ended June 30, 2019 from 57.2% in the prior year period. Property NOI margins are computed as total rental and other property revenues less property operating expenses, divided by total rental and other property revenues.

Property management fees expense increased $0.4 million, or 19%, to $2.5 million for the six months ended June 30, 2019 as compared to $2.1 million in the same prior year period. Property management fees increased $0.3 million from the acquisition of two properties in 2019 and the full period impact of five properties acquired in 2018, and a $0.1 million increase from same store properties.

 General and administrative expenses amounted to $10.7 million for the six months ended June 30, 2019 as compared to $9.2 million for the same prior year period. Excluding non-cash equity compensation expense of $5.0 million and $3.4 million for the six months ended June 30, 2019 and 2018, respectively, general and administrative expenses were $5.7 million, or 5.5%, of revenues for the six months ended June 30, 2019, as compared to $5.8 million, or 6.7%, of revenues, for the same prior year period.

Acquisition and pursuit costs amounted to $0.13 million for the six months ended June 30, 2019 as compared to $0.07 million for the same prior year period. Acquisition and pursuit costs incurred in the six months ended June 30, 2019 were related to the write-off of pre-acquisition costs from abandoned deals. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Weather-related losses, net amounted to $0.3 million for the six months ended June 30, 2019 as compared to $0.2 million for the same prior year period. In 2019, the expense primarily relates to hail damages at one property in Texas, partially offset by insurance reimbursements related to prior year storms. In 2018, the expense related to freeze damages at three properties in North Carolina and one property in Texas.

Depreciation and amortization expenses were $33.5 million for the six months ended June 30, 2019 as compared to $30.5 million for the same prior year period. Depreciation and amortization expenses increased $5.4 million from the acquisition of two properties in 2019 and the full period impact of five properties acquired in 2018, offset by a $2.4 million decrease from same store properties.

Other Income and Expense

Other income and expense amounted to expense of $25.7 million for the six months ended June 30, 2019 compared to expense of $18.7 million for the same prior year period. Interest expense increased $8.0 million, or 35%, to $31.2 million for the six months ended June 30, 2019 as compared to $23.2 million for the same prior year period due to the increased number of properties and an increase in debt to fund the property acquisitions. This was partially offset by a loss on early extinguishment of debt of $0.7 million due to refinancing loans on three properties during the six months ended June 30, 2018.

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

For comparison of our three months ended June 30, 2019 and 2018, the same store properties included properties owned at April 1, 2018. Our same store properties for the three months ended June 30, 2019 and 2018 consisted of 29 properties, representing 9,872 units.

For comparison of our six months ended June 30, 2019 and 2018, the same store properties included properties owned at January 1, 2018. Our same store properties for the six months ended June 30, 2019 and 2018 consisted of 28 properties, representing 9,608 units.

The following table presents the same store and non-same store results from operations for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended June 30,		Change
	2019	2018	$	%
Property Revenues
Same Store	$40,441	$38,414	$2,027	5.3%
Non-Same Store	6,023	910	5,113	*
Total property revenues	46,464	39,324	7,140	18.2%

Property Expenses
Same Store	16,597	16,535	62	0.4%
Non-Same Store	2,271	339	1,932	*
Total property expenses	18,868	16,874	1,994	11.8%

Same Store NOI	23,844	21,879	1,965	9.0%
Non-Same Store NOI	3,752	571	3,181	*
Total NOI (1)	$27,596	$22,450	$5,146	22.9%

	Six Months Ended June 30,		Change
	2019	2018	$	%
Property Revenues
Same Store	$78,023	$73,908	$4,115	5.6%
Non-Same Store	14,130	2,090	12,040	*
Total property revenues	92,153	75,998	16,155	21.3%

Property Expenses
Same Store	32,059	31,825	234	0.7%
Non-Same Store	5,411	708	4,703	*
Total property expenses	37,470	32,533	4,937	15.2%

Same Store NOI	45,964	42,083	3,881	9.2%
Non-Same Store NOI	8,719	1,382	7,337	*
Total NOI (1)	$54,683	$43,465	$11,218	25.8%

* Variance is not meaningful.

(1) See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Same store NOI for the three months ended June 30, 2019 increased 9.0%, or $2.0 million, compared to the 2018 period. There was a 5.3% increase in same store property revenues as compared to the 2018 period. The increase was primarily attributable to a 5.5% increase in average rental rates; twenty-eight of our twenty-nine same store properties recognized rental rate increases during the period. In addition, average occupancy increased 10 basis points to 93.9%.  Same store expenses for the three months ended June 30, 2019 increased 0.4%, or $0.06 million, compared to the 2018 period. The increase is primarily due to increased real estate taxes due to higher valuations by municipalities.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired after April 1, 2018; the 2019 non-same store property count was six compared to two properties for the 2018 period. The results of operations for acquired properties have been included in our consolidated statements of operations from the date of acquisition and the results of operations for disposed properties have been excluded from the consolidated statements of operations since the date of disposition.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Same store NOI for the six months ended June 30, 2019 increased 9.2%, or $3.9 million, compared to the 2018 period. There was a 5.6% increase in same store property revenues as compared to the 2018 period. The increase was primarily attributable to a 5.5% increase in average rental rates; twenty-seven of our twenty-eight same store properties recognized rental rate increases during the period. In addition, average occupancy increased 30 basis points to 94.0%. Same store expenses for the six months ended June 30, 2019 increased 0.7%, or $0.23 million, compared to the 2018 period. The increase is primarily due to a $0.11 million increase in real estate taxes due to higher valuations by municipalities and the remaining increase related to insurance and payroll costs.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired after January 1, 2018; the 2019 non-same store property count was seven compared to three properties for the 2018 period. The results of operations for acquired properties have been included in our consolidated statements of operations from the date of acquisition and the results of operations for disposed properties have been excluded from the consolidated statements of operations since the date of disposition.

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

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net loss attributable to common shares together with a reconciliation to NOI and to same store and non-same store contributions to consolidated NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss attributable to common shares	$(10,990)	$(10,212)	$(23,083)	$(19,638)
Add back: Net loss attributable to Operating Partnership units	(3,887)	(3,010)	(7,938)	(5,685)
Net loss attributable to common shares and units	(14,877)	(13,222)	(31,021)	(25,323)
Add common stockholders and Operating Partnership units pro-rata share of:
Depreciation and amortization	15,290	13,990	31,432	28,821
Non-real estate depreciation and amortization	84	75	170	139
Non-cash interest expense	786	1,602	1,561	2,062
Unrealized loss on derivatives	652	—	2,287	—
Loss on extinguishment of debt and debt modification costs	—	653	—	653
Property management fees	1,170	1,017	2,318	1,956
Acquisition and pursuit costs	70	28	128	71
Corporate operating expenses	4,975	4,528	10,529	9,197
Weather-related losses, net	249	—	249	165
Preferred dividends	11,019	8,643	21,403	16,890
Preferred stock accretion	2,316	1,400	4,203	2,510
Less common stockholders and Operating Partnership units pro-rata share of:
Preferred returns on unconsolidated real estate joint ventures	2,492	2,626	4,781	5,088
Interest income from related parties	5,973	5,635	11,749	10,830
Gain on sale of non-depreciable real estate investments	—	—	679	—
Pro-rata share of properties’ income	13,269	10,453	26,050	21,223
Add:
Noncontrolling interest pro-rata share of partially owned property income	690	542	1,418	1,152
Total property income	13,959	10,995	27,468	22,375
Add:
Interest expense	13,637	11,455	27,215	21,090
Net operating income	27,596	22,450	54,683	43,465
Less:
Non-same store net operating income	3,752	571	8,719	1,382
Same store net operating income	$23,844	$21,879	$45,964	$42,083

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

We believe the properties underlying our real estate investments are performing well with an occupancy of 94%, exclusive of our development properties, at June 30, 2019.

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

We believe we will be able to meet our primary liquidity requirements going forward through:

•	$28.5 million in cash available at June 30, 2019;

•	cash generated from operating activities; and

•	our continuous Series B Preferred Stock Offering, proceeds from future borrowings and potential offerings, including potential offerings of common and preferred stock through underwritten offerings, as well as issuances of units of limited partnership interest in our Operating Partnership, or OP Units.

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

In February 2018, we announced a stock repurchase program to purchase up to $25 million of our outstanding shares of Class A common stock over a period of one year. In December 2018, we renewed our stock repurchase plan for a period of one year. The repurchase plan can be discontinued at any time. We purchased 1,255,445 shares of Class A common stock during the six months ended June 30, 2019 for a total purchase price of $13.4 million. As of June 30, 2019, the value of shares that may yet be purchased under the program is $2.6 million.

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

We may also selectively sell assets at appropriate times, which would be expected to generate cash sources for both our short-term and long-term liquidity needs. On July 15, 2019, we closed on the sale of four of the five properties in the Topaz Portfolio at an amount greater than their carrying values and pursuant to the terms and conditions of two separate purchase and sales agreements.

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. We believe the Senior and Amended Junior Credit Facilities, as well as the Fannie Facility, will continue to enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. We expect the combination of these facilities to provide us flexibility by allowing us, among other things, to use borrowings under our Senior and Amended Junior Credit Facilities to acquire properties pending placement of permanent mortgage indebtedness, including under the Fannie Facility. In addition to restrictive covenants, these credit facilities contain material financial covenants. At June 30, 2019, we were in compliance with all covenants under our credit facilities. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

We expect to maintain a distribution paid to our Series A Preferred Stock, our Series B Preferred Stock, our Series C Preferred Stock and our Series D Preferred Stock in accordance with the terms of those securities which require monthly or quarterly dividends depending on the series. While our policy is generally to pay distributions from cash flow from operations, our distributions through June 30, 2019 have been paid from cash flow from operations, proceeds from our continuous Series B Preferred Stock offering, proceeds from underwritten securities offerings, and sales of assets and may in the future be paid from additional sources, such as from borrowings.

We have notes receivable to related parties in conjunction with development projects.  The development projects are in various stages of completion and lease-up.  The notes receivable provide a stated return and required repayment based on a fixed maturity date, generally in relation to the development’s construction loan maturity.  If the development does not repay the notes receivable upon maturity, our income, FFO, CFFO and cash flows could be reduced below the stated returns currently being recognized if the development project does not produce sufficient cash flow to pay its operating expenses and debt service, or to refinance its debt obligations.  In addition, we have, in certain cases, an option to purchase up to 100% of the common interest which holds an interest in the entity that owns the development project.  If we were to convert into common ownership, our income, FFO, CFFO and cash flows would be reflective of our pro rata share of the property’s results, which could be a reduction from what our notes receivable currently generate. As we evaluate our capital position and capital allocation strategy, we may consider alternative means of financing these investment activities at the subsidiary level.

We have preferred membership interests in development projects in various stages of completion and lease-up. Our preferred equity investments are structured to provide a current preferred return during the development and lease-up phase. Each joint venture in which we own a preferred membership interest is required to redeem our preferred membership interests, plus any accrued but unpaid preferred return, based on a fixed maturity date, generally in relation to the development’s construction loan maturity. Upon redemption of the preferred membership interests, our income, FFO, CFFO and cash flows could be reduced below the preferred returns currently being recognized. Alternatively, if the joint ventures do not redeem our preferred membership interest when required, our income, FFO, CFFO and cash flows could be reduced if the development project does not produce sufficient cash flow to pays its operating expenses, debt service and preferred return obligations.

Off-Balance Sheet Arrangements

As of June 30, 2019, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of June 30, 2019, we own interests in fourteen joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

Cash Flows from Operating Activities

As of June 30, 2019, we owned indirect equity interests in fifty real estate properties, consisting of thirty-five consolidated operating properties and fifteen through preferred equity and mezzanine loan investments.  During the six months ended June 30, 2019, net cash provided by operating activities was $27.1 million.  After the net loss of $6.3 million was adjusted for $35.8 million of non-cash items, net cash provided by operating activities consisted of the following:

•	distributions and preferred returns from unconsolidated joint ventures of $4.1 million, offset by:

•	a decrease in accounts payable and other accrued liabilities of $0.5 million; and

•	an increase in accounts receivable, prepaid expenses and other assets of $6.0 million.

Cash Flows from Investing Activities

During the six months ended June 30, 2019, net cash used in investing activities was $154.9 million, primarily due to the following:

•	$111.6 million used in acquiring consolidated real estate investments;

•	$23.3 million used in acquiring additional investments in unconsolidated joint ventures and notes receivable;

•	$11.1 million used on capital expenditures;

•	$9.9 million used in purchase of interests from noncontrolling interests, partially offset by:

•	$1.0 million of proceeds from the sale of non-depreciable real estate investments.

Cash Flows from Financing Activities

During the six months ended June 30, 2019, net cash provided by financing activities was $130.8 million, primarily due to the following:

•	net proceeds of $84.3 million from issuance of Units of Series B Preferred Stock and associated Warrants;

•	net borrowings of $77.2 million on mortgages payable;

•	net proceeds of $72.5 million from borrowings on revolving credit facilities and term loan;

•	partially offset by $53.4 million in repayments on revolving credit facilities;

•	$3.4 million of repayments of our mortgages payable;

•	$0.8 million increase in deferred financing costs;

•	$20.9 million paid in cash distributions to preferred stockholders;

•	$7.6 million paid in cash distributions to common stockholders;

•	$3.4 million in distributions paid to our noncontrolling interests; and

•	$13.4 million paid for the repurchase of Class A common stock.

Capital Expenditures

The following table summarizes our total capital expenditures for the six months ended June 30, 2019 and 2018 (amounts in thousands):

	Six Months Ended June 30,
	2019	2018
Redevelopment/renovations	$6,727	$6,617
Routine capital expenditures	1,766	1,676
Normally recurring capital expenditures	1,432	1,215
Total capital expenditures	$9,925	$9,508

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

 Funds from Operations and Core Funds from Operations Attributable to Common Shares and Units

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

CFFO makes certain adjustments to FFO, removing the effect of items that do not reflect ongoing property operations such as acquisition expenses, non-cash interest, unrealized gains or losses on derivatives, losses on extinguishment of debt and debt modification costs (includes prepayment penalties incurred and the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt), one-time weather-related costs, gains or losses on sales of non-depreciable real estate property, shareholder activism, stock compensation expense and preferred stock accretion. We believe that CFFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core recurring property operations. As a result, we believe that CFFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential.

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

We have acquired four operating properties and four properties held through preferred equity or mezzanine loan investments subsequent to June 30, 2018. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

The table below presents our calculation of FFO and CFFO for the three and six months ended June 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss attributable to common shares	$(10,990)	$(10,212)	$(23,083)	$(19,638)
Add back: Net loss attributable to Operating Partnership units	(3,887)	(3,010)	(7,938)	(5,685)
Net loss attributable to common shares and units	(14,877)	(13,222)	(31,021)	(25,323)
Common stockholders and Operating Partnership units pro-rata share of:
Real estate depreciation and amortization (1)	15,290	13,990	31,432	28,821
FFO Attributable to Common Shares and Units	413	768	411	3,498
Common stockholders and Operating Partnership units pro-rata share of:
Acquisition and pursuit costs	70	28	128	71
Non-cash interest expense	786	1,602	1,561	2,062
Unrealized loss on derivatives	652	—	2,287	—
Loss on extinguishment of debt and debt modification costs	—	653	—	653
Weather-related losses, net	249	—	249	165
Non-real estate depreciation and amortization	84	75	170	139
Gain on sale of non-depreciable real estate investments	—	—	(679)	—
Shareholder activism	55	—	393	—
Non-cash preferred returns on unconsolidated real estate joint ventures	(386)	(233)	(598)	(464)
Non-cash equity compensation	2,427	1,638	4,819	3,418
Preferred stock accretion	2,316	1,400	4,203	2,510
CFFO Attributable to Common Shares and Units	$6,666	$5,931	$12,944	$12,052

Per Share and Unit Information:
FFO Attributable to Common Shares and Units - diluted	$0.01	$0.02	$0.01	$0.11
CFFO Attributable to Common Shares and Units - diluted	$0.22	$0.19	$0.42	$0.39

Weighted average common shares and units outstanding - diluted	30,550,863	30,814,839	30,704,271	30,873,023

(1)	The real estate depreciation and amortization amount includes our share of consolidated real estate-related depreciation and amortization of intangibles, less amounts attributable to noncontrolling interests for partially owned properties, and our similar estimated share of unconsolidated depreciation and amortization, which is included in earnings of our unconsolidated real estate joint venture investments.

Operating cash flow, FFO and CFFO may also be used to fund all or a portion of certain capitalizable items that are excluded from FFO and CFFO.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2019 (in thousands) which consisted of mortgage notes secured by our properties and revolving credit facilities. At June 30, 2019, our estimated future required payments on these obligations were:

		Remainder of
	Total	2019	2020-2021	2022-2023	Thereafter
Mortgages Payable (Principal)	$1,289,183	$3,960	$46,980	$315,252	$922,991
Revolving Credit Facilities	101,300	32,500	68,800	—	—
Estimated Interest Payments on Mortgages Payable, Revolving Credit Facilities and Term Loan	287,358	28,858	106,070	93,915	58,515
Total	$1,677,841	$65,318	$221,850	$409,167	$981,506

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid
Class A Common Stock
December 7, 2018	December 24, 2018	$0.162500	January 4, 2019
March 8, 2019	March 25, 2019	$0.162500	April 5, 2019
June 7, 2019	June 25, 2019	$0.162500	July 5, 2019
Class C Common Stock
December 7, 2018	December 24, 2018	$0.162500	January 4, 2019
March 8, 2019	March 25, 2019	$0.162500	April 5, 2019
June 7, 2019	June 25, 2019	$0.162500	July 5, 2019
Series A Preferred Stock
December 7, 2018	December 24, 2018	$0.515625	January 4, 2019
March 8, 2019	March 25, 2019	$0.515625	April 5, 2019
June 7, 2019	June 25, 2019	$0.515625	July 5, 2019
Series B Preferred Stock
October 12, 2018	December 24, 2018	$5.00	January 4, 2019
January 11, 2019	January 25, 2019	$5.00	February 5, 2019
January 11, 2019	February 25, 2019	$5.00	March 5, 2019
January 11, 2019	March 25, 2019	$5.00	April 5, 2019
April 12, 2019	April 25, 2019	$5.00	May 3, 2019
April 12, 2019	May 24, 2019	$5.00	June 5, 2019
April 12, 2019	June 25, 2019	$5.00	July 5, 2019
Series C Preferred Stock
December 7, 2018	December 24, 2018	$0.4765625	January 4, 2019
March 8, 2019	March 25, 2019	$0.4765625	April 5, 2019
June 7, 2019	June 25, 2019	$0.4765625	July 5, 2019
Series D Preferred Stock
December 7, 2018	December 24, 2018	$0.4453125	January 4, 2019
March 8, 2019	March 25, 2019	$0.4453125	April 5, 2019
June 7, 2019	June 25, 2019	$0.4453125	July 5, 2019

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

Distributions paid were funded from cash provided by operating activities except with respect to $4.8 million for the six months ended June 30, 2019, which was funded from sales of real estate, borrowings, and/or proceeds from our equity offerings.

	Six Months Ended June 30,
	2019	2018
	(in thousands)

Cash provided by operating activities	$27,053	$27,814

Cash distributions to preferred shareholders	$(20,937)	$(16,630)
Cash distributions to common shareholders	(7,570)	(6,218)
Cash distributions to noncontrolling interests	(3,393)	(2,780)
Total distributions	(31,900)	(25,628)

(Shortfall) excess	$(4,847)	$2,186

Proceeds from sale of real estate investments	$952	$—

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to the interim Consolidated Financial Statements.

Subsequent Events

Other than the items disclosed in Note 15, “Subsequent Events” to our interim Consolidated Financial Statements for the period ended June 30, 2019, no material events have occurred that required recognition or disclosure in these financial statements.  See Note 15 to our interim Consolidated Financial Statements for discussion.

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

	2019	2020	2021	2022	2023	Thereafter	Total
Mortgage Notes Payable	$3,960	$30,739	$16,241	$92,556	$222,696	$922,991	$1,289,183
Weighted Average Interest Rate	4.13%	3.67%	4.05%	3.72%	4.06%	4.10%	4.05%

Revolving Credit Facilities and Term Loan	$32,500	$68,800	$-	$-	$-	$-	$101,300
Weighted Average Interest Rate	5.92%	4.76%	-	-	-	-	5.13%

The fair value of mortgages payable is estimated at $1,305.2 million as of June 30, 2019.

The table above incorporates those exposures that exist as of June 30, 2019; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

As of June 30, 2019, a 100-basis point increase or decrease in interest rates on the portion of our debt bearing interest at floating rates would result in an increase in interest expense of approximately $142,000 or decrease in interest expense by $1,163,000 for the quarter ended June 30, 2019.

As of June 30, 2019, we had twelve interest rate caps, which are not accounted for as hedges, that we primarily use as part of our interest rate risk management strategy. Our interest rate caps effectively limit our exposure to interest rate risk by providing a ceiling on the underlying floating interest rates of our tax-exempt floating rate debt.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2019, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2019, our total indebtedness was approximately $1.4 billion, and we may incur significant additional debt in the future. The Preferred Stock is subordinate to all our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. Our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and as of June 30, 2019, the number of preferred shares outstanding was as follows: 5,721,460 shares of Series A Preferred Stock, 399,502 shares of Series B Preferred Stock, 2,323,750 shares of Series C Preferred Stock and 2,850,602 shares of Series D Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Preferred Stock would dilute the interests of the holders of shares of Preferred Stock, and any issuance of preferred stock senior to the Preferred Stock or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Preferred Stock. We may issue preferred stock on parity with the Preferred Stock without the consent of the holders of the Preferred Stock. Other than the Asset Coverage Ratio, our letter agreement with Cetera Financial Group, Inc. pertaining to our Series B Preferred Stock that requires us to maintain a preferred dividend coverage ratio and the right of holders to cause us to redeem the Series A Preferred Stock and Series C Preferred Stock upon a Change of Control/Delisting, none of the provisions relating to the Preferred Stock relate to or limit our indebtedness or afford the holders of shares of Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of shares of Preferred Stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Renewal of Administrative Services Agreement

As previously disclosed in the Company’s Form 8-K filed with the SEC on November 6, 2017, on October 31, 2017, the Company entered into the Administrative Services Agreement with BRE, pursuant to which BRE provides the Company with certain human resources, investor relations, marketing, legal and other administrative services. The initial term of the Administrative Services Agreement was to expire on October 31, 2018. On August 6, 2018, the Company delivered written notice to BRE of the Company’s intention to renew the Administrative Services Agreement for an additional one-year term, to expire on October 31, 2019, unless renewed by the Company’s delivery to BRE of written notice of its intention to renew at least sixty (60) days prior to such expiration date.

On August 2, 2019, the Company delivered written notice to BRE of the Company’s intention to renew the Administrative Services Agreement for an additional one-year term, to expire on October 31, 2020.

Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable events, we have elected to make the foregoing disclosure in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 1.01.

Amendment and Restatement of Code of Business Conduct and Ethics

In conjunction with the Company’s ongoing review of its corporate governance policies, effective August 2, 2019, the Board amended and restated the Company’s Code of Business Conduct and Ethics originally adopted on March 26, 2014 (the “Original Code of Ethics”), which is now referred to as the Amended and Restated Code of Business Conduct and Ethics (the “A&R Code of Ethics”). The Original Code of Ethics described the standards of conduct for all employees, officers and directors of the Company, and employees, members, officers and directors of the former Manager and Bluerock who provided services to the Company. The A&R Code of Ethics more accurately reflects the Company’s management and operational structure resulting from the internalization of the former Manager as of October 31, 2017, and describes the standards of conduct for all employees, officers and directors of the Company, and employees, members, officers and directors of the Operating Partnership, its wholly owned subsidiary, Bluerock REIT Operator, LLC (“REIT Operator”), and/or Bluerock who provide services to the Company (collectively, “Company Personnel”), as well as to any firm or individual that provides a product or service to the Company, the Operating Partnership and/or REIT Operator (collectively, “Vendors”). In addition, under the A&R Code of Ethics, the Company’s Chief Legal Officer is responsible for overseeing and monitoring compliance therewith, whereas such duties were previously the responsibility of the Company’s General Counsel.

The foregoing summary is qualified in its entirety by reference to the A&R Code of Ethics, a copy of which is filed as Exhibit 14.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Because this Quarterly Report on Form 10-Q is being filed within four business days of the date of the reportable events, we have elected to make the foregoing disclosure in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 5.05.

Change of Principal Address

On July 26, 2019, the Company moved its principal executive offices from 712 Fifth Avenue, 9th Floor New York, New York 10019 to 1345 Avenue of the Americas, 32nd Floor New York, New York 10105. The Company’s telephone number remains the same: (212) 843-1601.

Item 6.  Exhibits

10.1	Employment Agreement, dated as of November 5, 2018, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Michael DiFranco, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 5, 2019

10.2	Purchase and Sale Agreement, between BR Carroll Phillips Creek Ranch, LLC and Carter-Haston Holdings, L.L.C, dated June 17, 2019, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 21, 2019

10.3	First Amendment to Purchase and Sale Agreement, between BR Carroll Phillips Creek Ranch, LLC and Carter-Haston Holdings, L.L.C, dated June 17, 2019, incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 21, 2019

10.4	Purchase and Sale Agreement, between BR World Gateway, LLC and KRE Topaz Portfolio Investor LLC, dated June 17, 2019, incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 21, 2019

10.5	First Amendment to Purchase and Sale Agreement, between BR World Gateway, LLC and KRE Topaz Portfolio Investor, LLC, dated June 17, 2019, incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed June 21, 2019

10.6	Purchase and Sale Agreement, between each of BR Carroll Keller Crossing, LLC, BR-TBR Lake Boone NC Owner, LLC and BR Preston View, LLC, and KRE Topaz Portfolio Investor LLC, dated June 17, 2019, incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed June 21, 2019

10.7	First Amendment to Purchase and Sale Agreement, between each of BR Carroll Keller Crossing, LLC, BR-TBR Lake Boone NC Owner, LLC and BR Preston View, LLC, and KRE Topaz Portfolio Investor LLC, dated June 17, 2019, incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed June 21, 2019

10.8	Second Amendment to Purchase and Sale Agreement, dated as of July 15, 2019, by and among BR Carroll Keller Crossing, LLC, BR-TBR Lake Boone NC Owner, LLC, Tribridge Co-Invest 29 Lake Boone Owner, LLC, LB One Leigh House Owner, LLC, Coyote Leigh House Capital Owner, LLC, TBR LHP TIC, LLC, BR Preston View LLC and KRE Topaz Portfolio Investor, LLC, incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 19, 2019

10.9	Notice of Renewal, dated August 2, 2019, of Administrative Services Agreement dated October 31, 2017, by and among Bluerock Real Estate, L.L.C., Bluerock Real Estate Holdings, LLC, Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock TRS Holdings, LLC and Bluerock REIT Operator, LLC

14.1	Amended and Restated Code of Business Conduct and Ethics, effective August 2, 2019

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated May 7, 2019, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 7, 2019

99.2	Supplemental Financial Information, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed May 7, 2019

99.3	Presentation dated June 4, 2019, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 3, 2019

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

DATE:	August 6, 2019	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE:	August 6, 2019	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)

