Form 10-Q
period 2019-09-30
Bluerock Residential Growth REIT, Inc.
filed 2019-11-06
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the registrant’s

classes of common stock, as of November 1, 2019:

Class A Common Stock: 22,402,728 shares

Class C Common Stock: 76,603 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-Q

September 30, 2019

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	September 30, 2019	December 31, 2018
ASSETS
Net Real Estate Investments
Land	$231,380	$200,385
Buildings and improvements	1,534,126	1,546,244
Furniture, fixtures and equipment	59,031	55,050
Construction in progress	260	989
Total Gross Real Estate Investments	1,824,797	1,802,668
Accumulated depreciation	(125,247)	(108,911)
Total Net Real Estate Investments	1,699,550	1,693,757
Cash and cash equivalents	42,806	24,775
Restricted cash	42,524	27,469
Notes and accrued interest receivable from related parties	180,261	164,084
Due from affiliates	3,777	2,854
Accounts receivable, prepaids and other assets	13,410	14,395
Preferred equity investments and investments in unconsolidated real estate joint ventures	105,399	89,033
In-place lease intangible assets, net	2,756	1,768
Total Assets	$2,090,483	$2,018,135

LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
Mortgages payable	$1,254,600	$1,206,136
Revolving credit facilities	—	82,209
Accounts payable	1,392	1,486
Other accrued liabilities	33,399	31,690
Due to affiliates	1,832	726
Distributions payable	12,948	12,073
Total Liabilities	1,304,171	1,334,320
8.250% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 10,875,000 shares authorized; 5,721,460 shares issued and outstanding as of September 30, 2019 and December 31, 2018	140,143	139,545
6.000% Series B Redeemable Preferred Stock, liquidation preference $1,000 per share, 1,225,000 shares authorized; 460,064 and 306,009 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	412,761	272,842
7.625% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,323,750 shares issued and outstanding as of September 30, 2019 and December 31, 2018	56,715	56,485
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 229,900,000 shares authorized; no shares issued and outstanding	—	—
7.125% Series D Cumulative Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,850,602 shares issued and outstanding as of September 30, 2019 and December 31, 2018	68,705	68,705
Common stock - Class A, $0.01 par value, 747,509,582 shares authorized; 22,382,060 and 23,322,211 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	224	233
Common stock - Class C, $0.01 par value, 76,603 shares authorized; 76,603 shares issued and outstanding as of September 30, 2019 and December 31, 2018	1	1
Additional paid-in-capital	299,507	307,938
Distributions in excess of cumulative earnings	(235,477)	(218,531)
Total Stockholders’ Equity	132,960	158,346
Noncontrolling Interests
Operating Partnership units	21,259	27,613
Partially owned properties	22,474	28,984
Total Noncontrolling Interests	43,733	56,597
Total Equity	176,693	214,943
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$2,090,483	$2,018,135

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Rental and other property revenues	$47,422	$42,175	$139,575	$118,173
Interest income from related parties	6,125	5,702	17,874	16,532
Total revenues	53,547	47,877	157,449	134,705
Expenses
Property operating	19,377	17,971	56,847	50,504
Property management fees	1,256	1,141	3,707	3,208
General and administrative	6,259	4,732	16,933	13,929
Acquisition and pursuit costs	217	7	346	78
Weather-related losses, net	57	13	347	181
Depreciation and amortization	17,643	15,384	51,097	45,844
Total expenses	44,809	39,248	129,277	113,744
Operating income	8,738	8,629	28,172	20,961
Other income (expense)
Preferred returns on unconsolidated real estate joint ventures	2,316	2,789	7,097	7,877
Gain on sale of real estate investments	48,680	—	48,680	—
Gain on sale of non-depreciable real estate investments	—	—	679	—
Loss on extinguishment of debt and debt modification costs	(6,924)	(1,624)	(6,924)	(2,277)
Interest expense, net	(14,635)	(12,905)	(45,826)	(36,063)
Total other income (expense)	29,437	(11,740)	3,706	(30,463)
Net income (loss)	38,175	(3,111)	31,878	(9,502)
Preferred stock dividends	(11,887)	(9,105)	(33,291)	(25,995)
Preferred stock accretion	(2,717)	(1,631)	(6,920)	(4,141)
Net income (loss) attributable to noncontrolling interests
Operating Partnership units	6,191	(3,157)	(1,747)	(8,841)
Partially owned properties	220	(356)	(662)	(824)
Net income (loss) attributable to noncontrolling interests	6,411	(3,513)	(2,409)	(9,665)
Net income (loss) attributable to common stockholders	$17,160	$(10,334)	$(5,924)	$(29,973)

Net income (loss) per common share - Basic	$0.76	$(0.44)	$(0.29)	$(1.28)

Net income (loss) per common share – Diluted	$0.75	$(0.44)	$(0.29)	$(1.28)

Weighted average basic common shares outstanding	22,320,710	23,742,129	22,622,040	23,893,957
Weighted average diluted common shares outstanding	22,669,188	23,742,129	22,622,040	23,893,957

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid- in Capital	Cumulative Distributions	Net (loss) income to Common Stockholders	Noncontrolling Interests	Total Equity
Balance, July 1, 2019	22,294,327	$223	76,603	$1	2,850,602	$68,705	$295,444	$(220,890)	$(28,098)	$40,391	$155,776

Issuance of Class A common stock, net	525	-	-	-	-	-	6	-	-	-	6
Issuance of Class A common stock due to Series B warrant exercise	24,913	-	-	-	-	-	264	-	-	-	264
Issuance of LTIP Units for director compensation	-	-	-	-	-	-	-	-	-	35	35
Vesting of Long-Term Incentive Plan (“LTIP”) Units for compensation	-	-	-	-	-	-	-	-	-	1,341	1,341
Vesting of restricted Class A common stock	-	-	-	-	-	-	147	-	-	-	147
Issuance of LTIP Units for expense reimbursements	-	-	-	-	-	-	-	-	-	528	528
Issuance of Series B warrants	-	-	-	-	-	-	1,116	-	-	-	1,116
Common stock distributions declared	-	-	-	-	-	-	-	(3,648)	-	-	(3,648)
Series A Preferred Stock distributions declared	-	-	-	-	-	-	-	(2,950)	-	-	(2,950)
Series A Preferred Stock accretion	-	-	-	-	-	-	-	(231)	-	-	(231)
Series B Preferred Stock distributions declared	-	-	-	-	-	-	-	(6,562)	-	-	(6,562)
Series B Preferred Stock accretion	-	-	-	-	-	-	-	(2,397)	-	-	(2,397)
Series C Preferred Stock distributions declared	-	-	-	-	-	-	-	(1,107)	-	-	(1,107)
Series C Preferred Stock accretion	-	-	-	-	-	-	-	(89)	-	-	(89)
Series D Preferred Stock distributions declared	-	-	-	-	-	-	-	(1,269)	-	-	(1,269)
Distributions to Operating Partnership noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,437)	(1,437)
Distributions to partially owned noncontrolling interests	-	-	-	-	-	-	-	-	-	(2,732)	(2,732)
Redemption of Series B Preferred Stock and conversion into Class A common stock	62,295	1	-	-	-	-	797	-	-	-	798
Cash redemption of Series B Preferred Stock	-	-	-	-	-	-	7	-	-	-	7
Series B warrant exercise, net	-	-	-	-	-	-	(50)	-	-	-	(50)
Acquisition of noncontrolling interest	-	-	-	-	-	-	972	-	-	-	972
Adjustment for noncontrolling interest ownership in Operating Partnership	-	-	-	-	-	-	804	-	-	(804)	-
Net income	-	-	-	-	-	-	-	-	31,764	6,411	38,175

Balance, September 30, 2019	22,382,060	$224	76,603	$1	2,850,602	$68,705	$299,507	$(239,143)	$3,666	$43,733	$176,693

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2018

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid- in Capital	Cumulative Distributions	Net (loss) income to Common Stockholders	Noncontrolling Interests	Total Equity
Balance, July 1, 2018	23,658,991	$237	76,603	$1	2,850,602	$68,705	$310,595	$(158,013)	$(29,707)	$58,832	$250,650

Issuance of Class A common stock, net	947	-	-	-	-	-	8	-	-	-	8
Vesting of LTIP Units for compensation	-	-	-	-	-	-	-	-	-	1,261	1,261
Issuance of LTIP units for expense reimbursements	-	-	-	-	-	-	-	-	-	357	357
Issuance of Series B warrants	-	-	-	-	-	-	419	-	-	-	419
Contributions from noncontrolling interests, net	-	-	-	-	-	-	-	-	-	1,386	1,386
Common stock distributions declared	-	-	-	-	-	-	-	(3,859)	-	-	(3,859)
Series A Preferred Stock distributions declared	-	-	-	-	-	-	-	(2,950)	-	-	(2,950)
Series A Preferred Stock accretion	-	-	-	-	-	-	-	(218)	-	-	(218)
Series B Preferred Stock distributions declared	-	-	-	-	-	-	-	(3,779)	-	-	(3,779)
Series B Preferred Stock accretion	-	-	-	-	-	-	-	(1,331)	-	-	(1,331)
Series C Preferred Stock distributions declared	-	-	-	-	-	-	-	(1,107)	-	-	(1,107)
Series C Preferred Stock accretion	-	-	-	-	-	-	-	(82)	-	-	(82)
Series D Preferred Stock distributions declared	-	-	-	-	-	-	-	(1,269)	-	-	(1,269)
Distributions to Operating Partnership noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,310)	(1,310)
Distributions to partially owned noncontrolling interests	-	-	-	-	-	-	-	-	-	(560)	(560)
Redemption of Series B Preferred Stock and conversion into Class A common stock	12,142	-	-	-	-	-	123	-	-	-	123
Cash redemption of Series B Preferred Stock	-	-	-	-	-	-	2	-	-	-	2
Transfer of noncontrolling interest to controlling interest	-	-	-	-	-	-	-	-	-	(460)	(460)
Acquisition of noncontrolling interest	-	-	-	-	-	-	(2,629)	-	-	-	(2,629)
Adjustment for noncontrolling interest ownership in Operating Partnership	-	-	-	-	-	-	1,365	-	-	(1,365)	-
Other	-	-	-	-	-	-	-	-	(1)	1	-
Net income (loss)	-	-	-	-	-	-	-	-	402	(3,513)	(3,111)

Balance, September 30, 2018	23,672,080	$237	76,603	$1	2,850,602	$68,705	$309,883	$(172,608)	$(29,306)	$54,629	$231,541

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid- in Capital	Cumulative Distributions	Net (loss) income to Common Stockholders	Noncontrolling Interests	Total Equity
Balance, January 1, 2019	23,322,211	$233	76,603	$1	2,850,602	$68,705	$307,938	$(187,910)	$(30,621)	$56,597	$214,943

Issuance of Class A common stock, net	1,970	-	-	-	-	-	21	-	-	-	21
Issuance of Class A common stock due to Series B warrant exercise	28,793	1	-	-	-	-	305	-	-	-	306
Repurchase of Class A common stock	(1,255,445)	(13)	-	-			(13,391)	-	-	-	(13,404)
Issuance of restricted Class A common stock	90,694	1	-	-	-	-	294	-	-	-	295
Issuance of LTIP Units for director compensation	-	-	-	-	-	-	-	-	-	282	282
Vesting of LTIP Units for compensation	-	-	-	-	-	-	-	-	-	3,951	3,951
Issuance of LTIP units for expense reimbursements	-	-	-	-	-	-	-	-	-	1,327	1,327
Issuance of Series B warrants	-	-	-	-	-	-	2,981	-	-	-	2,981
Common stock distributions declared	-	-	-	-	-	-	-	(11,022)	-	-	(11,022)
Series A Preferred Stock distributions declared	-	-	-	-	-	-	-	(8,850)	-	-	(8,850)
Series A Preferred Stock accretion	-	-	-	-	-	-	-	(598)	-	-	(598)
Series B Preferred Stock distributions declared	-	-	-	-	-	-	-	(17,313)	-	-	(17,313)
Series B Preferred Stock accretion	-	-	-	-	-	-	-	(6,092)	-	-	(6,092)
Series C Preferred Stock distributions declared	-	-	-	-	-	-	-	(3,321)	-	-	(3,321)
Series C Preferred Stock accretion	-	-	-	-	-	-	-	(230)	-	-	(230)
Series D Preferred Stock distributions declared	-	-	-	-	-	-	-	(3,807)	-	-	(3,807)
Miscellaneous offering costs	-	-	-	-	-	-	(222)	-	-	-	(222)
Distributions to Operating Partnership noncontrolling interests	-	-	-	-	-	-	-	-	-	(4,288)	(4,288)
Distributions to partially owned noncontrolling interests	-	-	-	-	-	-	-	-	-	(3,458)	(3,458)
Redemption of Operating Partnership Units	-	-	-	-	-	-	(15)	-	-	(10)	(25)
Redemption of Series B Preferred Stock and conversion into Class A common stock	193,837	2	-	-	-	-	2,319	-	-	-	2,321
Cash redemption of Series B Preferred Stock	-	-	-	-	-	-	13	-	-	-	13
Series B warrant exercise, net	-	-	-	-	-	-	(76)	-	-	-	(76)
Acquisition of noncontrolling interest	-	-	-	-	-	-	(6,529)	-	-	(2,390)	(8,919)
Adjustment for noncontrolling interest ownership in Operating Partnership	-	-	-	-	-	-	5,869	-	-	(5,869)	-
Net income (loss)	-	-	-	-	-	-	-	-	34,287	(2,409)	31,878

Balance, September 30, 2019	22,382,060	$224	76,603	$1	2,850,602	$68,705	$299,507	$(239,143)	$3,666	$43,733	$176,693

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Value	Additional Paid- in Capital	Cumulative Distributions	Net (loss) income to Common Stockholders	Noncontrolling Interests	Total Equity
Balance, January 1, 2018	24,218,359	$242	76,603	$1	2,850,602	$68,705	$318,170	$(134,817)	$(29,469)	$63,346	$286,178

Issuance of Class A common stock, net	2,931	-	-	-	-	-	25	-	-	-	25
Repurchase of Class A common stock	(637,733)	(6)	-	-		-	(5,156)	-	-	-	(5,162)
Issuance of LTIP Units for director compensation	-	-	-	-	-	-	-	-	-	190	190
Vesting of LTIP Units for compensation	-	-	-	-	-	-	-	-	-	3,783	3,783
Issuance of LTIP units for expense reimbursements	-	-	-	-	-	-	-	-	-	1,699	1,699
Issuance of Series B warrants	-	-	-	-	-	-	1,175	-	-	-	1,175
Contributions from noncontrolling interests, net	-	-	-	-	-	-	-	-	-	6,445	6,445
Common stock distributions declared	-	-	-	-	-	-	-	(7,655)	-	-	(7,655)
Series A Preferred Stock distributions declared	-	-	-	-	-	-	-	(8,850)	-	-	(8,850)
Series A Preferred Stock accretion	-	-	-	-	-	-	-	(554)	-	-	(554)
Series B Preferred Stock distributions declared	-	-	-	-	-	-	-	(10,016)	-	-	(10,016)
Series B Preferred Stock accretion	-	-	-	-	-	-	-	(3,375)	-	-	(3,375)
Series C Preferred Stock distributions declared	-	-	-	-	-	-	-	(3,321)	-	-	(3,321)
Series C Preferred Stock accretion	-	-	-	-	-	-	-	(212)	-	-	(212)
Series D Preferred Stock distributions declared	-	-	-	-	-	-	-	(3,808)	-	-	(3,808)
Distributions to Operating Partnership noncontrolling interests	-	-	-	-	-	-	-	-	-	(2,809)	(2,809)
Distributions to partially owned noncontrolling interests	-	-	-	-	-	-	-	-	-	(1,406)	(1,406)
Redemption of Series B Preferred Stock and conversion into Class A common stock	88,523	1	-	-	-	-	886	-	-	-	887
Cash redemption of Series B Preferred Stock	-	-	-	-	-	-	7	-	-	-	7
Transfer of noncontrolling interest to controlling interest	-	-	-	-	-	-	-	-	-	(1,844)	(1,844)
Acquisition of noncontrolling interest	-	-	-	-	-	-	(10,334)	-	-	-	(10,334)
Adjustment for noncontrolling interest ownership in Operating Partnership	-	-	-	-	-	-	5,110	-		(5,110)	-
Net income (loss)	-	-	-	-	-	-	-	-	163	(9,665)	(9,502)

Balance, September 30, 2018	23,672,080	$237	76,603	$1	2,850,602	$68,705	$309,883	$(172,608)	$(29,306)	$54,629	$231,541

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities
Net income (loss)	$31,878	$(9,502)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	53,806	49,250
Amortization of fair value adjustments	(285)	(326)
Preferred returns on unconsolidated real estate joint ventures	(7,097)	(7,877)
Gain on sale of real estate investments	(48,680)	—
Gain on sale of non-depreciable real estate investments	(679)	—
Fair value adjustment of interest rate caps	2,501	—
Loss on early extinguishment of debt	6,924	—
Distributions of income and preferred returns from preferred equity investments and unconsolidated real estate joint ventures	6,201	7,105
Share-based compensation attributable to equity incentive plan	4,233	3,973
Share-based compensation to employees – Restricted Stock Grants	295	—
Share-based compensation to former Manager - LTIP Units	—	993
Share-based expense reimbursements to BRE – LTIP Units	1,327	706
Changes in operating assets and liabilities:
Due from affiliates, net	999	(2,122)
Accounts receivable, prepaids and other assets	(2,876)	(7,692)
Accounts payable and other accrued liabilities	2,633	11,169
Net cash provided by operating activities	51,180	45,677

Cash flows from investing activities:
Acquisitions of real estate investments	(306,115)	(186,135)
Capital expenditures	(15,859)	(14,868)
Investment in notes receivable from related parties	(16,097)	(21,261)
Proceeds from sale of real estate investments	313,785	—
Proceeds from sale of unconsolidated real estate joint ventures	17,432	—
Purchase of interests from noncontrolling interests	(9,891)	(12,178)
Investment in unconsolidated real estate joint venture interests	(33,796)	(6,320)
Net cash used in investing activities	(50,541)	(240,762)

Cash flows from financing activities:
Distributions to common stockholders	(11,203)	(10,094)
Distributions to noncontrolling interests	(7,459)	(4,625)
Distributions to preferred stockholders	(32,522)	(25,587)
Contributions from noncontrolling interests	—	6,445
Borrowings on mortgages payable	297,388	396,812
Repayments on mortgages payable including prepayment penalties	(254,684)	(226,819)
Proceeds from credit facilities	93,500	161,995
Repayments on credit facilities	(175,707)	(166,706)
Payments of deferred financing fees	(2,598)	(6,147)
Payments to purchase interest rate caps	—	(2,191)
Miscellaneous offering costs	(222)	—
Net proceeds from issuance of Class A common stock	21	25
Repurchase of Class A common stock	(13,404)	(5,162)
Net proceeds from issuance of 6.0% Series B Redeemable Preferred Stock	136,327	69,940
Net proceeds from issuance of Warrants associated with the Series B Redeemable Preferred Stock	2,981	1,175
Net proceeds from exercise of Warrants associated with the Series B Redeemable Preferred Stock	261	—
Payments to redeem 6.0% Series B Redeemable Preferred Stock	(207)	(77)
Payments to redeem Operating Partnership Units	(25)	(1)
Net cash provided by financing activities	32,447	188,983

Net increase (decrease) in cash, cash equivalents and restricted cash	$33,086	$(6,102)
Cash, cash equivalents and restricted cash, beginning of year	52,244	64,590
Cash, cash equivalents and restricted cash, end of period	$85,330	$58,488

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$41,414	$32,491

Supplemental disclosure of non-cash investing and financing activities
Distributions payable – declared and unpaid	$12,948	$11,848
Capital expenditures held in accounts payable and other accrued liabilities	$(1,016)	$—

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

As of September 30, 2019, the Company held investments in forty-seven real estate properties, consisting of thirty-one consolidated operating properties and sixteen properties through preferred equity or mezzanine loan investments. Of the property interests held through preferred equity and mezzanine loan investments, five are under development, five are in lease-up and six properties are stabilized. The forty-seven properties contain an aggregate of 14,280 units, comprised of 10,790 consolidated operating units and 3,490 units through preferred equity and mezzanine loan investments. As of September 30, 2019, the Company’s consolidated operating properties were approximately 93.8% occupied.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or the Operating Partnership’s wholly-owned subsidiaries, owns substantially all the property interests acquired and investments made on the Company’s behalf. As of September 30, 2019, limited partners other than the Company owned approximately 28.26% of the common units of the Operating Partnership (20.39% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 7.87% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 4.62% which are not vested at September 30, 2019).

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

Financial Instrument Fair Value Disclosures

As of September 30, 2019 and December 31, 2018, the carrying values of cash and cash equivalents, accounts receivable, due to and due from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable from related parties approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 will require more timely recognition of credit losses associated with financial assets. While current GAAP includes multiple credit impairment objectives for instruments, the previous objectives generally delayed recognition of the full amount of credit losses until the loss was probable of occurring. The amendments in ASU 2016-13, whose scope is asset-based and not restricted to financial institutions, eliminate the probable initial recognition threshold in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. The amendments in ASU 2016-13 broaden the information that the Company must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss that will be more useful to users of the financial statements. In November 2018, the FASB issued ASU No. 2018-19 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses” (“ASU 2018-19”). ASU 2018-19 clarifies that operating lease receivables are excluded from the scope of ASU 2016-13 and instead, impairment of operating lease receivables is to be accounted for under ASC 842. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As of September 30, 2019, the Company is evaluating the impacts of ASU 2016-13, with a focus on investments in mezzanine loans, on its consolidated financial statements.

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

Sale of ARIUM Palms, Leigh House, Preston View, Sorrel and Sovereign (the “Topaz Portfolio”)

On July 15, 2019, the Company closed on the sale of three of the five properties in the Topaz Portfolio: Preston View, Sorrel and Sovereign. The properties are located in Morrisville, North Carolina, Frisco, Texas and Fort Worth, Texas, respectively. The three properties were sold for approximately $174.9 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of existing mortgage indebtedness encumbering the properties in the amount of $108.0 million, the payment of early extinguishment of debt costs of $1.8 million and payment of closing costs and fees of $2.0 million, the sale of the properties generated net proceeds of approximately $63.0 million and a gain on sale of approximately $30.9 million. The Company recorded a loss on extinguishment of debt of $2.3 million related to the sale.

Additionally, the Company held a preferred equity investment in Leigh House, the fourth property in the Topaz Portfolio, located in Raleigh, North Carolina. Prior to the sale, the Company purchased additional interests in Leigh House from Bluerock Special Opportunity + Income Fund II, LLC (“Fund II”) for approximately $3.2 million in accordance with the agreement governing its investment. The Company sold its interests as part of the Topaz Portfolio for net proceeds of approximately $17.4 million, which included payment for its original preferred investment of $14.2 million and its additional investment of approximately $3.2 million.

On August 29, 2019, the Company closed on the sale of the fifth property in the Topaz Portfolio, ARIUM Palms, located in Orlando, Florida. The property was sold for approximately $46.8 million, subject to certain prorations and adjustments typical in such real estate transactions. After deductions for the payoff of the existing mortgage indebtedness encumbering the ARIUM Palms property in the amount of $30.3 million, the payment of early extinguishment of debt costs of $0.3 million and payment of closing costs and fees of $1.0 million, the sale of the property generated net proceeds of approximately $15.3 million and a gain on sale of approximately $13.4 million. The Company recorded a loss on extinguishment of debt of $0.9 million related to the sale.

Sale of Marquis at Crown Ridge and Marquis at Stone Oak

On September 20, 2019, the Company closed on the sale of its interests in two properties located in San Antonio, Texas: Marquis at Crown Ridge and Marquis at Stone Oak. The properties were sold for approximately $95.0 million, subject to certain prorations and adjustments typical in such real estate transactions. After deductions for the payoff of the existing mortgage indebtedness encumbering the properties in the amount of $70.3 million and payment of closing costs and fees of $0.2 million, the sale of the properties generated net proceeds of approximately $24.5 million and a gain on sale of approximately $5.1 million, of which the Company’s pro rata share of the proceeds was approximately $22.2 million and pro rata share of the gain was approximately $4.6 million. The Company recorded a loss on extinguishment of debt of $0.6 million related to the sale.

Note 4 – Investments in Real Estate

As of September 30, 2019, the Company held investments in thirty-one consolidated operating properties and sixteen development properties through preferred equity or mezzanine loan investments. The following tables provide summary information regarding the Company’s consolidated operating properties and preferred equity and mezzanine loan investments, which are either consolidated or accounted for under the equity method of accounting.

Consolidated Operating Properties

Multifamily Community Name	Location	Number of Units	Date Built / Renovated (1)	Ownership Interest
ARIUM Glenridge	Atlanta, GA	480	1990	90%
ARIUM Grandewood	Orlando, FL	306	2005	100%
ARIUM Hunter’s Creek	Orlando, FL	532	1999	100%
ARIUM Metrowest	Orlando, FL	510	2001	100%
ARIUM Westside	Atlanta, GA	336	2008	90%
Ashford Belmar	Lakewood, CO	512	1988/1993	85%
Ashton Reserve	Charlotte, NC	473	2015	100%
Citrus Tower	Orlando, FL	336	2006	97%
Denim	Scottsdale, AZ	645	1979	100%
Element	Las Vegas, NV	200	1995	100%
Enders Place at Baldwin Park	Orlando, FL	220	2003	92%
Gulfshore Apartment Homes, formerly ARIUM Gulfshore	Naples, FL	368	2016	100%
James at South First	Austin, TX	250	2016	90%
Marquis at The Cascades	Tyler, TX	582	2009	90%
Marquis at TPC	San Antonio, TX	139	2008	90%
Outlook at Greystone	Birmingham, AL	300	2007	100%
Park & Kingston	Charlotte, NC	168	2015	100%
Pine Lakes Preserve, formerly ARIUM Pine Lakes	Port St. Lucie, FL	320	2003	100%
Plantation Park	Lake Jackson, TX	238	2016	80%
Providence Trail	Mount Juliet, TN	334	2007	100%
Roswell City Walk	Roswell, GA	320	2015	98%
Sands Parc	Daytona Beach, FL	264	2017	100%
The Brodie	Austin, TX	324	2001	93%
The Links at Plum Creek	Castle Rock, CO	264	2000	88%
The Mills	Greenville, SC	304	2013	100%
The Preserve at Henderson Beach	Destin, FL	340	2009	100%
The Reserve at Palmer Ranch, formerly ARIUM at Palmer Ranch	Sarasota, FL	320	2016	100%
The Sanctuary	Las Vegas, NV	320	1988	100%
Veranda at Centerfield	Houston, TX	400	1999	93%
Villages of Cypress Creek	Houston, TX	384	2001	80%
Wesley Village	Charlotte, NC	301	2010	100%
Total		10,790

(1)	Represents date of last significant renovation or year built if there were no renovations.

Depreciation expense was $15.7 million and $13.7 million, and $47.3 million and $38.7 million for the three and nine months ended September 30, 2019 and 2018, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. In-place leases are amortized over the remaining term of the in-place leases, which is approximately six months. Amortization expense related to the in-place leases was $1.9 million and $1.7 million, and $3.8 million and $7.1 million for the three and nine months ended September 30, 2019 and 2018, respectively.

Preferred Equity and Mezzanine Loan Investments

Multifamily Community Name	Location	Actual / Planned Number of Units	Actual / Estimated Initial Occupancy	Actual / Estimated Construction Completion
Whetstone Apartments	Durham, NC	204	3Q 2014	3Q 2015
Alexan CityCentre	Houston, TX	340	2Q 2017	4Q 2017
Helios	Atlanta, GA	282	2Q 2017	4Q 2017
Alexan Southside Place	Houston, TX	270	4Q 2017	1Q 2018
Vickers Historic Roswell	Roswell, GA	79	2Q 2018	3Q 2018
Domain at The One Forty	Garland, TX	299	2Q 2018	4Q 2018
Arlo	Charlotte, NC	286	2Q 2018	1Q 2019
Novel Perimeter	Atlanta, GA	320	3Q 2018	1Q 2019
Cade Boca Raton	Boca Raton, FL	90	4Q 2018	2Q 2019
Flagler Village	Fort Lauderdale, FL	385	2Q 2020	3Q 2020
North Creek Apartments	Leander, TX	259	3Q 2020	4Q 2020
Riverside Apartments	Austin, TX	222	4Q 2020	1Q 2021
Wayforth at Concord	Concord, NC	150	2Q 2020	3Q 2021
The Park at Chapel Hill	Chapel Hill, NC	(1)	(1)	(1)
Mira Vista	Austin, TX	200	(2)	(2)
Thornton Flats	Austin, TX	104	(2)	(2)
Total		3,490

(1)	The development is in the planning phase; project specifications are in process.
(2)	Stabilized operating property in which the Company made a preferred equity investment. Refer to Note 7 for further information.

Note 5 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity and related new financing during the nine months ended September 30, 2019 (dollars in thousands):

Property	Location	Date	Interest	Price	Mortgage
Element	Las Vegas, NV	June 27, 2019	100%	$41,750	$29,260
Providence Trail	Mount Juliet, TN	June 27, 2019	100%	$68,500	$47,950
Denim	Scottsdale, AZ	July 24, 2019	100%	$141,250	$91,634
The Sanctuary	Las Vegas, NV	July 31, 2019	100%	$51,750	$33,707

Purchase Price Allocation

The real estate acquisitions above have been accounted for as asset acquisitions. The purchase prices were allocated to the acquired assets based on their estimated fair values at the dates of acquisition.

The following table summarizes the assets acquired at the acquisition date for acquisitions made during the nine months ended September 30, 2019 (amounts in thousands):

Purchase Price Allocation
Land	$62,006
Building	183,659
Building improvements	6,586
Land improvements	42,869
Furniture and fixtures	6,506
In-place leases	4,489
Total assets acquired	$306,115

Acquisition of Additional Interests in Properties

In addition to the property acquisitions discussed above, the Company also acquired the noncontrolling partner’s interest in the following properties (dollars in thousands):

Property	Date	Amount	Previous Interest	New Interest
Pine Lakes Preserve, formerly ARIUM Pine Lakes	January 29, 2019	$7,769	85%	100%
Sorrel (1)	June 25, 2019	738	95%	100%
Sovereign (1)	June 25, 2019	1,204	95%	100%

(1)	The Sorrel and Sovereign properties were disposed of on July 15, 2019 as part of the Topaz Portfolio sale. Refer to Note 3 for further information.

Note 6 – Notes and Interest Receivable due from Related Parties

Following is a summary of the notes and accrued interest receivable due from related parties as of September 30, 2019 and December 31, 2018 (amounts in thousands):

Property	September 30, 2019	December 31, 2018
Arlo	$26,571	$24,893
Cade Boca Raton	13,813	11,854
Domain at The One Forty	23,420	20,536
Flagler Village	75,409	75,436
Novel Perimeter	20,859	20,867
The Park at Chapel Hill	8,570	—
Vickers Historic Roswell	11,619	10,498
Total	$180,261	$164,084

Following is a summary of the interest income from related parties for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Property	2019	2018	2019	2018
Arlo	$929	$929	$2,758	$2,758
Cade Boca Raton	504	424	1,408	1,259
Domain at The One Forty	849	767	2,406	2,275
Flagler Village	2,427	2,427	7,199	6,822
Novel Perimeter	779	779	2,312	2,312
The Park at Chapel Hill	214	—	582	—
Vickers Historic Roswell	423	376	1,209	1,106
Total	$6,125	$5,702	$17,874	$16,532

The occupancy percentages of the Company’s related party properties at September 30, 2019 and December 31, 2018 are as follows:

Property	September 30, 2019	December 31, 2018
Arlo	89.9%	37.4%
Cade Boca Raton	85.6%	7.8%
Domain at The One Forty	82.9%	34.4%
Flagler Village	(1)	(1)
Novel Perimeter	71.6%	22.2%
The Park at Chapel Hill	(2)	—
Vickers Historic Roswell	70.9%	40.5%

(1)	The development has not commenced lease-up.

(2)	The development is in the planning phase; project specifications are in process.

Arlo Mezzanine Financing

On September 26, 2019, the Company, through BRG Morehead NC, LLC, increased its mezzanine loan commitment to BR Morehead JV Member, LLC (“BR Morehead JV Member”) to $27.5 million, of which $26.3 million has been funded as of September 30, 2019. The increase in the mezzanine loan will provide funding for additional capital calls, including amounts to be contributed on behalf of Fund II. In exchange for increasing the mezzanine loan, the Company received an additional basis point discount purchase option and has the right to exercise an option to purchase, at the greater of a 26.0 basis point discount to fair market value or 15% internal rate of return for Fund II, up to a 100% common membership interest in BR Morehead JV Member. The loan matures on the earliest to occur of: (i) the latest to occur of (a) September 26, 2022 and (b) the applicable maturity date under any extension granted under any construction financing, or (ii) the date of sale or transfer of property, or (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The loan can be prepaid without penalty.

Cade Boca Raton Mezzanine Financing

On March 11, 2019, the Company, through BRG Boca, LLC, increased its mezzanine loan commitment to BR Boca JV Member, LLC (“BR Boca JV Member”) to $14.0 million, of which $13.6 million has been funded as of September 30, 2019. The increase in the mezzanine loan will provide funding for additional capital calls, including amounts to be contributed on behalf of Fund II. In exchange for increasing the mezzanine loan, the Company received an additional 2.5 basis point discount purchase option and has the right to exercise an option to purchase, at the greater of a 30.0 basis point discount to fair market value or 15% internal rate of return for Fund II, up to a 100% common membership interest in BR Boca JV Member. The loan matures on the earliest to occur of: (i) the latest to occur of (a) March 11, 2022 and (b) the applicable maturity date under any extension granted under any construction financing, or (ii) the date of sale or transfer of property, or (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The loan can be prepaid without penalty.

On June 26, 2019, the Cade Boca Raton property owner, which is owned by an entity in which the Company owns an indirect interest, extended its construction loan made by an unaffiliated party such that the extended maturity date is December 31, 2019, changed from the original maturity date of June 29, 2019. The loan’s two one-year extension options remain, subject to certain conditions including a debt service coverage, stabilized occupancy and payment of an extension fee. The Cade Boca Raton property owner is evaluating loan options as the loan matures at year-end.

Domain at The One Forty Mezzanine Financing

On March 11, 2019, the Company, through BRG Domain Phase 1, LLC, (i) increased its mezzanine loan commitment to BR Member Domain Phase 1, LLC (“BR Domain 1 JV Member”) to $24.5 million, of which $23.1 million has been funded as of September 30, 2019, and (ii) entered into an amended operating agreement for BR Domain 1 JV Member with Fund II, which admits BRG Domain Phase 1 Profit Share, LLC (“BRG Domain 1 PS”), a wholly-owned subsidiary of the Company, as an additional member of BR Domain 1 JV Member. As part of the amended agreement, the Company agreed to (i) terminate its option to purchase up to a 100% common membership interest in BR Domain 1 JV Member, and (ii) reduce the current fixed rate of 15.0% per annum of the mezzanine loan as follows: (a) 5.5% per annum effective January 1, 2020 through the end of the calendar year 2020, (b) 4.0% per annum for the calendar year 2021, and (c) 3.0% per annum for the calendar year 2022 and thereafter. In exchange, Fund II agreed to grant BRG Domain 1 PS a 50% participation in any profits achieved in a sale after repayment of the mezzanine loan and the Company and Fund II each receive full return of their respective capital contributions. The loan matures on the earliest to occur of: (i) the latest to occur of (a) March 11, 2022 and (b) the applicable maturity date under any extension granted under any construction financing, or (ii) the date of sale or transfer of property, or (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The loan can be prepaid without penalty.

The Park at Chapel Hill Financing

On January 23, 2019, the Company, through BRG Chapel Hill Lender, LLC (“BRG Chapel Hill Lender”), an indirect subsidiary, provided a $7.8 million senior loan (the “BRG Chapel Hill Loan”) to BR Chapel Hill, LLC (“BR Chapel Hill”). BR Chapel Hill JV, LLC (“BR Chapel Hill JV”) owns a 100% interest in BR Chapel Hill and is a joint venture with common interests held by Bluerock Special Opportunity + Income Fund, LLC (“Fund I”), Fund II, and BR Chapel Hill Investment, LLC, all managed by affiliates of BRG Manager, LLC, the Company’s former external manager (“former Manager”). The BRG Chapel Hill Loan is secured by BR Chapel Hill’s fee simple interest in the Chapel Hill property. The BRG Chapel Hill Loan matures on January 23, 2021 and bears interest at a fixed rate of 10.0%. Regular monthly payments are interest-only during the initial term. The BRG Chapel Hill Loan can be prepaid without penalty.

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

Vickers Historic Roswell Mezzanine Financing

On February 26, 2019, the Company, through BRG Vickers Roswell, LLC, increased its mezzanine loan commitment to BR Vickers Roswell JV Member, LLC (“BR Vickers JV Member”) to $11.8 million, of which $11.5 million has been funded as of September 30, 2019. The increase in the mezzanine loan will provide funding for additional capital calls, including amounts to be contributed on behalf of Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”). In exchange for increasing the mezzanine loan, the Company received an additional 5.0 basis point discount purchase option and has the right to exercise an option to purchase, at the greater of a 17.5 basis point discount to fair market value or 15% internal rate of return for Fund III, up to a 100% common membership interest in BR Vickers JV Member. The loan matures on the earliest to occur of: (i) the latest to occur of (a) February 26, 2022 and (b) the applicable maturity date under any extension granted under any construction financing, or (ii) the date of sale or transfer of property, or (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The loan can be prepaid without penalty.

Note 7 – Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The carrying amount of the Company’s preferred equity investments and investments in unconsolidated real estate joint ventures as of September 30, 2019 and December 31, 2018 is summarized in the table below (amounts in thousands):

Property	September 30, 2019	December 31, 2018
Alexan CityCentre	$12,788	$11,205
Alexan Southside Place	24,866	22,801
Arlo	15	14
Cade Boca Raton	8	7
Domain at The One Forty	14	12
Flagler Village	44	44
Helios	19,189	19,189
Leigh House	522	13,319
Mira Vista	5,250	—
North Creek Apartments	14,691	5,892
Novel Perimeter	12	12
Riverside Apartments	9,005	3,600
Thornton Flats	4,600	—
Vickers Historic Roswell	7	6
Wayforth at Concord	1,456	—
Whetstone Apartments	12,932	12,932
Total	$105,399	$89,033

As of September 30, 2019, the Company, through wholly-owned subsidiaries of the Operating Partnership, had outstanding equity investments in fifteen joint ventures, each of which was created to develop a multifamily property.

Nine of the fifteen equity investments, Alexan CityCentre, Alexan Southside Place, Helios, Mira Vista, North Creek Apartments, Riverside Apartments, Thornton Flats, Wayforth at Concord and Whetstone Apartments, are preferred equity investments, generate a stated preferred return on outstanding capital contributions, and the Company is not allocated any of the income or loss in the joint ventures. The joint venture is the controlling member in an entity whose purpose is to develop a multifamily property.

The preferred returns on the Company’s unconsolidated real estate joint ventures for the three and nine months ended September 30, 2019 and 2018 are summarized below (amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Property	2019	2018	2019	2018
Alexan CityCentre	$563	$436	$1,545	$1,221
Alexan Southside Place	402	908	1,175	2,595
Helios	339	708	1,005	1,957
Leigh House	73	501	1,155	1,404
Mira Vista	21	—	21	—
North Creek Apartments	392	—	902	—
Riverside Apartments	258	—	562	—
Thornton Flats	6	—	6	—
Wayforth at Concord	26	—	26	—
Whetstone Apartments	236	236	700	700
Preferred returns on unconsolidated joint ventures	$2,316	$2,789	$7,097	$7,877

The occupancy percentages of the Company’s unconsolidated real estate joint ventures at September 30, 2019 and December 31, 2018 are as follows:

Property	September 30, 2019	December 31, 2018
Alexan CityCentre	94.1%	93.2%
Alexan Southside Place	98.9%	84.8%
Helios	96.8%	90.1%
Mira Vista	96.5%	—
North Creek Apartments	(1)	(1)
Riverside Apartments	(1)	(1)
Thornton Flats	97.1%	—
Wayforth at Concord	(1)	(1)
Whetstone Apartments	94.1%	96.6%

(1)	The development has not commenced lease-up.

Summary combined financial information for the Company’s investments in unconsolidated real estate joint ventures as of September 30, 2019 and December 31, 2018 and for the three and nine months ended September 30, 2019 and 2018, is as follows (amounts in thousands):

	September 30, 2019	December 31, 2018
Balance Sheets:
Real estate, net of depreciation	$649,121	$577,624
Other assets	56,502	45,324
Total assets	$705,623	$622,948

Mortgages payable	$545,949	$480,903
Other liabilities	42,355	21,250
Total liabilities	$588,304	$502,153
Members’ equity	117,319	120,795
Total liabilities and members’ equity	$705,623	$622,948

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Operating Statement:
Rental revenues	$9,470	$5,230	$26,194	$12,820
Operating expenses	(5,534)	(4,199)	(16,165)	(10,446)
Income before debt service and depreciation and amortization	3,936	1,031	10,029	2,374
Interest expense, net	(8,438)	(2,438)	(23,916)	(5,797)
Depreciation and amortization	(3,916)	(2,855)	(12,049)	(6,985)
Net operating loss	(8,418)	(4,262)	(25,936)	(10,408)
Gain on sale of Leigh House	13,871	—	13,871	—
Net income (loss)	$5,453	$(4,262)	$(12,065)	$(10,408)

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

Alexan Southside Place Interests / Refinance

Alexan Southside Place is developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC (“BR Bellaire BLVD”), as tenant under an 85-year ground lease. BR Bellaire BLVD adopted ASU No. 2016-02 as of January 1, 2019, and as such, has a recorded right-of-use asset and lease liability of $17.1 million as of September 30, 2019.

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

Leigh House Interests

The Company had the right, in its sole discretion, to convert its preferred membership interest into a common membership interest for a period of six months from the date upon which 70.0% of the units in Leigh House had been leased and occupied. The six-month period during which the Company had the right to convert commenced on August 9, 2018, the date on which Leigh House achieved 70.0% leased and occupied units. The Company did not elect to convert into a common membership and its option to convert expired on February 9, 2019.

The Leigh House investment was sold on July 15, 2019 as part of the Topaz Portfolio sale. Please refer to Note 3 for further information.

Mira Vista Interests

On September 17, 2019, through BRG Mira Vista Investor, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a preferred equity investment in a joint venture (the “Mira Vista JV”) with an unaffiliated third party for a stabilized property in Austin, Texas known as Mira Vista. The Company made a capital commitment of $5.3 million to acquire 100% of the preferred equity interests in Mira Vista JV, all of which has been funded as of September 30, 2019. Through September 17, 2026, the Company will earn a 7.0% current return and a 3.1% accrued return, for a total preferred return of 10.1% on outstanding capital contributions. After September 17, 2026, the Company will earn a 7.0% current return and a 4.0% accrued return, for a total preferred return of 11.0% on outstanding capital contributions. The Mira Vista JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on January 1, 2030 or earlier upon the occurrence of certain events.

Thornton Flats Interests

On September 25, 2019, through BRG Thornton Flats Investor, LLC, a wholly-owned subsidiary of its Operating Partnership, the Company made a preferred equity investment in a joint venture (the “Thornton JV”) with an unaffiliated third party for a stabilized property in Austin, Texas known as Thornton Flats. The Company made an initial capital commitment of $4.6 million to acquire 100% of the preferred equity interests in Thornton JV, all of which has been funded as of September 30, 2019. The Company may fund additional capital contributions totaling $1.5 million after January 1, 2020, subject to certain debt yield and gross revenue conditions being satisfied. The Company will earn an 8.0% current return and a 1.0% accrued return, for a total preferred return of 9.0% on outstanding capital contributions. The Thornton JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on September 25, 2024 or earlier upon the occurrence of certain events.

Wayforth at Concord Interests

The Company made a commitment to invest in $6.5 million of preferred equity interests in Wayforth at Concord, LLC once the unaffiliated third party common member had contributed its full common equity commitment. As of September 30, 2019, the unaffiliated third party has contributed its full common equity commitment and the Company has funded $1.5 million of preferred equity interests in accordance with the Wayforth operating agreement.

Whetstone Interests

Effective April 1, 2017, Whetstone Apartments ceased paying its preferred return on a current basis. The preferred return is being accrued, except for payments totaling $0.2 million received year-to-date. The accrued preferred return of $2.6 million and $2.2 million as of September 30, 2019 and December 31, 2018, respectively, is included in due from affiliates in the consolidated balance sheets. The Company has evaluated the preferred equity investment and accrued preferred return and determined that the investment is fully recoverable.

Note 8 — Revolving credit facilities

The outstanding balances on the revolving credit facilities as of September 30, 2019 and December 31, 2018 are as follows (amounts in thousands):

Revolving Credit Facilities	September 30, 2019	December 31, 2018
Senior Credit Facility	$—	$67,709
Amended Junior Credit Facility	—	14,500
Total Credit Facilities	$—	$82,209

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

The Senior Credit Facility matures on October 4, 2020 and contains a one-year extension option, subject to certain conditions and the payment of an extension fee. Borrowings under the Senior Credit Facility bear interest, at the Company’s option, at LIBOR plus 1.80% to 2.45%, or the base rate plus 0.80% to 1.45%, depending on the Company’s leverage ratio. The Company pays an unused fee at an annual rate of 0.20% to 0.25% of the unused portion of the Senior Credit Facility, depending on the amount of borrowings outstanding. The Senior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio, and minimum tangible net worth. At September 30, 2019, the Company was in compliance with all covenants under the Senior Credit Facility. The Company has guaranteed the obligations under the Senior Credit Facility and provided certain properties as collateral.

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

On December 21, 2018, the Company, through a subsidiary of its Operating Partnership, entered into an amended and restated, in its entirety, Junior Credit Facility (the “Amended Junior Credit Facility”). The Amended Junior Credit Facility provides for a revolving loan facility and a term loan facility with maximum commitment amounts of $50 million and $25 million, respectively. The revolving loan facility matures on December 21, 2019, with borrowings thereunder bearing interest, at the Company’s option, at LIBOR plus 3.5%, or the base rate plus 2.5%. The Company pays an unused fee at an annual rate of 0.35% to 0.40% of the unused portion of the revolving loan facility, depending on the amount of borrowings outstanding. The term loan facility matured on July 19, 2019, the date on which the Company paid off the outstanding borrowings. The Amended Junior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio, minimum tangible net worth and minimum equity raise and collateral values. As it matures in 2019, the Company is engaged in discussions to amend and extend the Amended Junior Credit Facility.

At September 30, 2019, the Company was in compliance with all covenants under the Amended Junior Credit Facility. The Company has guaranteed the obligations under the Amended Junior Credit Facility and has pledged certain assets as collateral.

The availability of borrowings under the revolving credit facilities at September 30, 2019 is based on the collateral and compliance with various ratios related to those assets and was approximately $78.5 million.

Note 9 – Mortgages Payable

The following table summarizes certain information as of September 30, 2019 and December 31, 2018, with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal			As of September 30, 2019
Property	September 30, 2019	December 31, 2018	Interest Rate	Interest-only through date	Maturity Date
Fixed Rate:
ARIUM Grandewood (1)	$19,713	$19,713	4.35%	July 2020	July 1, 2025
ARIUM Hunter’s Creek	72,294	72,294	3.65%	November 2019	November 1, 2024
ARIUM Metrowest	64,559	64,559	4.43%	May 2021	May 1, 2025
ARIUM Westside	52,150	52,150	3.68%	August 2021	August 1, 2023
Ashford Belmar	100,675	100,675	4.53%	December 2022	December 1, 2025
Ashton Reserve I	30,469	30,878	4.67%	(2)	December 1, 2025
Citrus Tower	41,438	41,438	4.07%	October 2019	October 1, 2024
Denim	91,634	—	3.32%	August 2024	August 1, 2029
Element	29,260	—	3.63%	July 2022	July 1, 2026
Enders Place at Baldwin Park (3)	23,461	23,822	4.30%	(2)	November 1, 2022
Gulfshore Apartment Homes (4)	46,345	—	3.26%	September 2022	September 1, 2029
James on South First	26,219	26,500	4.35%	(2)	January 1, 2024
Outlook at Greystone	22,105	22,105	4.30%	June 2021	June 1, 2025
Park & Kingston (5)	18,432	18,432	3.41%	Interest-only	April 1, 2020
Pine Lakes Preserve (6)	26,950	26,950	3.95%	Interest-only	November 1, 2023
Plantation Park	26,625	26,625	4.64%	July 2024	July 1, 2028
Providence Trail	47,950	—	3.54%	July 2021	July 1, 2026
Roswell City Walk	51,000	51,000	3.63%	December 2019	December 1, 2026
Sovereign	—	28,227
The Brodie	34,358	34,825	3.71%	(2)	December 1, 2023
The Links at Plum Creek	40,000	40,000	4.31%	April 2020	October 1, 2025
The Mills	25,924	26,298	4.21%	(2)	January 1, 2025
The Preserve at Henderson Beach	48,490	35,602	3.26%	September 2028	September 1, 2029
The Reserve at Palmer Ranch (7)	41,348	41,348	4.41%	May 2020	May 1, 2025
The Sanctuary	33,707	—	3.31%	Interest-only	August 1, 2029
Villages of Cypress Creek	26,200	26,200	3.23%	October 2020	October 1, 2022 (8)
Wesley Village	40,278	40,545	4.25%	(2)	April 1, 2024
Total Fixed Rate	1,081,584	850,186

Floating Rate (9):
ARIUM Glenridge	49,500	49,500	3.42%	September 2021	September 1, 2025
ARIUM Grandewood (1)	19,672	19,672	3.49%	July 2020	July 1, 2025
ARIUM Palms	—	30,320
Ashton Reserve II	15,213	15,213	3.59%	August 2022	August 1, 2025
Marquis at Crown Ridge	—	28,634
Marquis at Stone Oak	—	42,725
Marquis at The Cascades I	32,438	32,899	3.70%	(2)	June 1, 2024 (10)
Marquis at The Cascades II	22,638	22,960	3.70%	(2)	June 1, 2024 (10)
Marquis at TPC	16,557	16,826	3.70%	(2)	June 1, 2024 (10)
Preston View	—	41,657
Sorrel	—	38,684
Veranda at Centerfield	26,100	26,100	3.34%	July 2021	July 26, 2023 (8)
Total Floating Rate	182,118	365,190
Total	1,263,702	1,215,376
Fair value adjustments	1,119	2,204
Deferred financing costs, net	(10,221)	(11,444)
Total	$1,254,600	$1,206,136

(1)	ARIUM Grandewood has a fixed rate loan and a floating rate loan.
(2)	The loan requires monthly payments of principal and interest.
(3)	The principal balance includes a $15.9 million loan at a fixed rate of 3.97% and a $7.5 million supplemental loan at a fixed rate of 5.01%.
(4)	Gulfshore Apartment Homes, formerly ARIUM Gulfshore
(5)	The principal balance includes a $15.3 million loan at a fixed rate of 3.21% and a $3.2 million supplemental loan at a fixed rate of 4.34%.
(6)	Pine Lakes Preserve, formerly ARIUM Pine Lakes
(7)	The Reserve at Palmer Ranch, formerly ARIUM at Palmer Ranch
(8)	The loan has two one-year extension options subject to certain conditions.
(9)	All the Company’s floating rate mortgages bear interest at one-month LIBOR + margin. In September 2019, one-month LIBOR in effect was 2.09%. LIBOR rate is subject to a rate cap. Please refer to Note 11 for further information.
(10)	The loan can be extended, subject to certain conditions, in connection with an election to convert to a fixed interest rate loan.

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

Refinancing of The Preserve at Henderson Beach

On August 14, 2019, the Company, through an indirect subsidiary, entered into a $48.5 million loan, which is secured by The Preserve at Henderson Beach, and paid off the previous loan of $35.1 million. The Company accounted for the refinancing as an extinguishment of debt and recorded a loss on extinguishment of debt of $3.1 million.

Refinancing of Gulfshore Apartment Homes

On August 21, 2019, the Company, through an indirect subsidiary, entered into a $46.3 million loan, which is secured by Gulfshore Apartment Homes, and paid off borrowings of $40.5 million on the Senior Credit Facility. The Company accounted for the refinancing as an extinguishment of debt.

Master Credit Facility with Fannie Mae

On April 30, 2018, the Company, through certain subsidiaries of the Operating Partnership, entered into a Master Credit Facility Agreement (the “Fannie Facility”), which was issued through Fannie Mae’s Multifamily Delegated Underwriting and Servicing Program. The Fannie Facility includes certain restrictive covenants, including indebtedness, liens, investments, mergers and asset sales, and distributions. The Fannie Facility also contains events of default, including payment defaults, covenant defaults, bankruptcy events, and change of control events. Each note under the Fannie Facility is cross-defaulted and cross-collateralized and the Company has guaranteed the obligations under the Fannie Facility. As of September 30, 2019, the mortgage loans secured by ARIUM Grandewood, ARIUM Metrowest, Ashton Reserve II and Outlook at Greystone were issued under the Fannie Facility.

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

Debt maturities

As of September 30, 2019, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2019 (October 1–December 31)	$1,399
2020	27,307
2021	12,310
2022	62,752
2023	151,739
Thereafter	1,008,195
$1,263,702
Add: Unamortized fair value debt adjustment	1,119
Subtract: Deferred financing costs, net	(10,221)
Total	$1,254,600

The net book value of real estate assets providing collateral for these above borrowings, including the Senior Credit Facility, Amended Junior Credit Facility and Fannie Facility, was $1,698.7 million as of September 30, 2019.

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

Note 10 – Fair Value of Financial Instruments

As of September 30, 2019 and December 31, 2018, based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $1,261.4 million and $1,205.0 million, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $1,264.8 million and $1,217.6 million, respectively.  The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs, as defined in ASC Topic 820, “Fair Value Measurement”) for similar types of borrowing arrangements.

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

As of September 30, 2019, the Company had interest rate caps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying floating interest rate for $182.1 million of the Company’s floating rate mortgage debt. The Company also has an interest rate cap of $50.0 million covering its credit facilities which currently have no borrowings outstanding as of September 30, 2019.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2019 and December 31, 2018 (amounts in thousands):

Derivatives not designated as hedging instruments under ASC 815-20	Balance Sheet Location	Fair values of derivative instruments
		September 30, 2019	December 31, 2018
Interest rate caps	Accounts receivable, prepaids and other assets	$46	$2,596

The table below presents the effect of Company's derivative financial instruments as well as their classification on the consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 (amounts in thousands):

Derivatives not designated as hedging instruments under ASC 815-20	Location of Gain or (Loss) Recognized in Income	The Effect of Derivative Instruments on the Statements of Operations
		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Interest rate caps	Interest Expense	$(136)	$253	$(2,501)	$253

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

The initial term of the Administrative Services Agreement was one year from the date of execution and was to expire on October 31, 2018, subject to the Company’s right to renew for successive one-year terms upon sixty (60) days written notice prior to expiration. The Company renewed the Administrative Services Agreement for a one-year term in 2018, and on August 2, 2019, the Company delivered written notice to BRE of the Company’s intention to renew the Administrative Services Agreement for an additional one-year term, to expire on October 31, 2020. The Administrative Services Agreement will automatically terminate (i) upon termination by the Company of all Services, or (ii) in the event of non-renewal by the Company. Any Company party will also be able to terminate the Administrative Services Agreement with respect to any individual Service upon written notice to the applicable BRE entity, in which case the specified Service will discontinue as of the date stated in such notice, which date must be at least ninety (90) days from the date of such notice. Further, either BRE entity may terminate the Administrative Services Agreement at any time upon the occurrence of a “Change of Control Event” (as defined therein) upon at least one hundred eighty (180) days prior written notice to the Company.

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

Recorded as part of general and administrative expenses, operating expense reimbursements of $0.8 million and $0.5 million were expensed during the three months ended September 30, 2019 and 2018, respectively. Operating expense reimbursements of $1.5 million and $1.6 million were expensed during the nine months ended September 30, 2019 and 2018, respectively.

In connection with the Company moving its New York (Manhattan) headquarters, effective on February 15, 2019, BRE and the Company jointly and severally, on the one hand, and an unaffiliated third party landlord, on the other hand, entered into a sublease for separate corporate space (the “Current NY Premises Sublease”) located at 1345 Avenue of the Americas, New York, New York (the “Current NY Premises”). The Current NY Premises Sublease became effective upon the date of the landlord’s consent thereto, which occurred on March 18, 2019. BRE and the Company have also entered into a Leasehold Cost-Sharing Agreement dated as of February 15, 2019 (the “Leasehold Cost-Sharing Agreement”) with respect to the Current NY Premises, to provide for the allocation and sharing between BRE and the Company of the costs under the Current NY Premises Sublease, including costs associated with tenant improvements. The Current NY Premises Sublease permit the Company and certain of their respective subsidiaries and/or affiliates to share occupancy of the Current NY Premises with BRE. Under the Leasehold Cost-Sharing Agreement, if there is a change in control of either BRE or the Company: (i) the allocation of costs under the Current NY Premises Sublease shall be modified to thereafter allocate such costs based on the average of the cost-sharing percentages between BRE and the Company over the four most recently-completed calendar quarters immediately preceding the change in control date (or shall be the average cost-sharing percentages over such shorter period, if the change in control occurs earlier than the completion of four calendar quarters) and (ii) the entity for which the change in control occurs shall be responsible, at its own cost and expense, to obtain the approval of the landlord and refit the Current NY Premises into physically separated workspaces, one for BRE and one for the Company, with the percentage of space for each approximately equal to the average of the historical cost-sharing percentages discussed immediately above. Under the Current NY Premises Sublease, an affiliate of BRE has arranged for the posting of a $750,000 letter of credit as a security deposit, and BRE and the Company are obligated under the Current NY Agreement to indemnify and hold such affiliate harmless from loss if there is a claim under such letter of credit. Payment by the Company of any amounts payable under the Current NY Agreement to BRE will be made in cash or, in the sole discretion of the Board, in the form of fully-vested LTIP Units.

Pursuant to the terms of the Administrative Services Agreement and the Leasehold Cost-Sharing Agreement, summarized below are the related party amounts payable to BRE as of September 30, 2019 and December 31, 2018 (amounts in thousands):

	September 30, 2019	December 31, 2018
Amounts Payable to BRE under the Administrative Services Agreement, net
Operating and direct expense reimbursements	$980	$568
Offering expense reimbursements	114	158
Total expense reimbursement amounts payable to BRE	$1,094	$726

Amounts Payable to BRE under the Leasehold Cost-Sharing Agreement
Capital improvement cost reimbursements	$738	$—
Total cost reimbursement amounts payable to BRE	$738	$—
Total	$1,832	$726

As of September 30, 2019 and December 31, 2018, the Company had $3.8 million and $2.9 million, respectively, in receivables due from related parties other than from BRE, primarily for accrued preferred returns on unconsolidated real estate investments for the most recent month.

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Series B Preferred Stock, the Company engaged a related party as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurs costs in excess of the 10%, which costs are borne by the dealer manager without reimbursement by the Company. For the nine months ended September 30, 2019 and 2018, the Company has incurred $11.0 million and $5.6 million in selling commissions and discounts, respectively, and $4.7 million and $2.4 million in dealer manager fees and discounts, respectively. In addition, BRE was reimbursed for offering costs in conjunction with the Series B Preferred Offering of $0.8 million and $0.9 million during the nine months ended September 30, 2019 and 2018, respectively. The selling commissions, dealer manager fees, discounts and reimbursements for offering costs were recorded as a reduction to the proceeds of the offering.

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

Note 13 – Stockholders’ Equity and Redeemable Preferred Stock

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders, less dividends on restricted stock and LTIP Units expected to vest, by the weighted average number of common shares outstanding for the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the sum of the weighted average number of common shares outstanding and any potential dilutive shares for the period.  Net income (loss) attributable to common stockholders is computed by adjusting net income (loss) for the non-forfeitable dividends paid on restricted stock and non-vested LTIP Units.

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

The following table reconciles the components of basic and diluted net income (loss) per common share (amounts in thousands, except share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to common stockholders	$17,160	$(10,334)	$(5,924)	$(29,973)
Dividends on LTIP Units expected to vest	(250)	(172)	(735)	(516)
Basic net income (loss) attributable to common stockholders	$16,910	$(10,506)	$(6,659)	$(30,489)

Weighted average common shares outstanding (1)	22,320,710	23,742,129	22,622,040	23,893,957

Potential dilutive shares (2)	348,478	—	—	—
Weighted average common shares outstanding and potential dilutive shares (1)	22,669,188	23,742,129	22,622,040	23,893,957

Net income (loss) per common share, basic	$0.76	$(0.44)	$(0.29)	$(1.28)
Net income (loss) per common share, diluted	$0.75	$(0.44)	$(0.29)	$(1.28)

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

(1)	Amounts relate to shares of the Company’s Class A and Class C common stock outstanding.

(2)	For the three months ended September 30, 2019, the following are included in the diluted shares calculation: a) warrants outstanding from issuances in conjunction with the Company’s Series B Preferred Stock offerings that are potentially exercisable for 320,037 shares of Class A common stock, and b) potential vesting of restricted stock to employees for 28,441 shares of Class A common stock. For the nine months ended September 30, 2019, the following are excluded from the diluted shares calculations as the effect is antidilutive: a) warrants outstanding from issuances in conjunction with the Company’s Series B Preferred Stock offerings that are potentially exercisable for 113,985 shares of Class A common stock, and b) potential vesting of restricted stock to employees for 17,954 shares of Class A common stock.
Excludes no antidilutive shares for the three and nine months ended September 30, 2018.

Series B Redeemable Preferred Stock Offering

The Company issued 156,583 shares of Series B Preferred Stock under a continuous registered offering with net proceeds of approximately $140.9 million after commissions, dealer manager fees and discounts of approximately $15.7 million during the nine months ended September 30, 2019. As of September 30, 2019, the Company has sold 464,861 shares of Series B Preferred Stock and 464,861 Warrants to purchase 9,297,220 shares of Class A common stock for net proceeds of approximately $418.4 million after commissions, dealer manager fees and discounts. During the nine months ended September 30, 2019, 2,311 Series B Preferred shares were redeemed through the issuance of 193,837 Class A common shares and 217 Series B Preferred shares were redeemed for $204,450 in cash.

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

On September 13, 2019, the Company and its Operating Partnership entered into an At Market Issuance Sales Agreement (the “Sales Agreement”) with B. Riley FBR, Inc. (“FBR”, formerly FBR Capital Markets & Co.). Pursuant to the Sales Agreement, FBR will act as distribution agent with respect to the offering and sale of up to $100,000,000 in shares of Class A common stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE American, or on any other existing trading market for Class A common stock or through a market maker (the “Class A Common Stock ATM Offering”). The Company has not commenced any sales through the Class A Common Stock ATM Offering as of September 30, 2019.

Class A Common Stock Repurchase Program

In February 2018, the Company authorized a stock repurchase plan to purchase up to $25 million of the Company’s outstanding shares of Class A common stock over a period of one year pursuant to a stock repurchase plan. In December 2018, the Company renewed its stock repurchase plan for a period of one year. The repurchase plan can be discontinued at any time. The extent to which the Company repurchases shares of its Class A common stock, and the timing of any such purchases, depends on a variety of factors including general business and market conditions and other corporate considerations. The Company purchased 1,255,445 shares of Class A common stock during the nine months ended September 30, 2019 for a total purchase price of $13.4 million.

The following table is a summary of the Class A common stock repurchase activity during the nine months ended September 30, 2019:

Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
First quarter 2019	505,797	$10.01	1,560,854	$10,919,065
Second quarter 2019	749,648	11.13	2,310,502	2,578,184
Total (1)	1,255,445	$10.68

(1)	There were no Class A common shares repurchased during the third quarter.

Operating Partnership and Long-Term Incentive Plan Units

As of September 30, 2019, limited partners other than the Company owned approximately 28.26% of the common units of the Operating Partnership (6,384,512 OP Units, or 20.39%, is held by OP Unit holders, and 2,461,728 LTIP Units, or 7.87%, is held by LTIP Unit holders, including 4.62% which are not vested at September 30, 2019). Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash. LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock, or, at the Company’s election, cash.

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

The Company recognizes compensation expense ratably over the requisite service periods for time-based LTIP Units based on the fair value at the date of grant; thus, the Company recognized compensation expense of approximately $0.9 million and $1.2 million, and $2.7 million and $3.5 million, during the three and nine months ended September 30, 2019 and 2018, respectively. The Company recognizes compensation expense based on the fair value at the date of grant and the probability of achievement of performance criteria over the performance period for performance-based LTIP Units; thus, the Company recognized approximately $0.4 million and $0.1 million, and $1.2 million and $0.3 million, during the three and nine months ended September 30, 2019 and 2018, respectively.

In addition, on January 1, 2019, the Company granted 6,836 LTIP Units pursuant to the Third Amended 2014 Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. Such LTIP Units were fully vested upon issuance and the Company recognized expense of $0.2 million immediately based on the fair value at the date of grant. On August 9, 2019, the Company granted 2,929 LTIP Units pursuant to the Third Amended 2014 Incentive Plans to a newly appointed independent member of the Board in payment of the prorated portion of his annual retainer. The LTIP Units vested immediately upon issuance.

As of September 30, 2019, there was $7.1 million of total unrecognized compensation cost related to unvested LTIP Units granted under the Incentive Plans. The remaining cost is expected to be recognized over a period of 2.4 years.

Restricted Stock Grants

On April 1, 2019, the Company provided restricted stock grants (“RSGs”) to employees under the Incentive Plans. The RSGs vest in three equal consecutive one-year tranches from the date of grant. The RSGs were comprised of 90,694 shares of Class A common stock with a fair value of $10.65 per RSG and a total fair value of $1.0 million. The Company recognized compensation expense of approximately $0.1 million and $0.2 million during the three and nine months ended September 30, 2019, respectively. The remaining compensation expense of $0.7 million is expected to be recognized over the remaining 2.5 years.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid or Payable
Class A Common Stock
December 7, 2018	December 24, 2018	$0.162500	January 4, 2019
March 8, 2019	March 25, 2019	$0.162500	April 5, 2019
June 7, 2019	June 25, 2019	$0.162500	July 5, 2019
September 13, 2019	September 25, 2019	$0.162500	October 4, 2019
Class C Common Stock
December 7, 2018	December 24, 2018	$0.162500	January 4, 2019
March 8, 2019	March 25, 2019	$0.162500	April 5, 2019
June 7, 2019	June 25, 2019	$0.162500	July 5, 2019
September 13, 2019	September 25, 2019	$0.162500	October 4, 2019
Series A Preferred Stock
December 7, 2018	December 24, 2018	$0.515625	January 4, 2019
March 8, 2019	March 25, 2019	$0.515625	April 5, 2019
June 7, 2019	June 25, 2019	$0.515625	July 5, 2019
September 13, 2019	September 25, 2019	$0.515625	October 4, 2019
Series B Preferred Stock
October 12, 2018	December 24, 2018	$5.00	January 4, 2019
January 11, 2019	January 25, 2019	$5.00	February 5, 2019
January 11, 2019	February 25, 2019	$5.00	March 5, 2019
January 11, 2019	March 25, 2019	$5.00	April 5, 2019
April 12, 2019	April 25, 2019	$5.00	May 3, 2019
April 12, 2019	May 24, 2019	$5.00	June 5, 2019
April 12, 2019	June 25, 2019	$5.00	July 5, 2019
July 12, 2019	July 25, 2019	$5.00	August 5, 2019
July 12, 2019	August 23, 2019	$5.00	September 5, 2019
July 12, 2019	September 25, 2019	$5.00	October 4, 2019
Series C Preferred Stock
December 7, 2018	December 24, 2018	$0.4765625	January 4, 2019
March 8, 2019	March 25, 2019	$0.4765625	April 5, 2019
June 7, 2019	June 25, 2019	$0.4765625	July 5, 2019
September 13, 2019	September 25, 2019	$0.4765625	October 4, 2019
Series D Preferred Stock
December 7, 2018	December 24, 2018	$0.4453125	January 4, 2019
March 8, 2019	March 25, 2019	$0.4453125	April 5, 2019
June 7, 2019	June 25, 2019	$0.4453125	July 5, 2019
September 13, 2019	September 25, 2019	$0.4453125	October 4, 2019

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

 Distributions declared and paid for the nine months ended September 30, 2019 were as follows (amounts in thousands):

	Distributions
2019	Declared	Paid
First Quarter
Class A Common Stock	$3,727	$3,820
Class C Common Stock	12	12
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	5,058	4,842
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,269
OP Units	1,038	1,038
LTIP Units	383	262
Total first quarter 2019	$15,544	$15,300
Second Quarter
Class A Common Stock	$3,623	$3,726
Class C Common Stock	12	12
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	5,693	5,443
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,269
OP Units	1,038	1,058
LTIP Units	392	309
Total second quarter 2019	$16,084	$15,874
Third Quarter
Class A Common Stock	$3,636	$3,621
Class C Common Stock	12	12
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	6,562	6,259
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,269
OP Units	1,038	1,018
LTIP Units	399	316
Total third quarter 2019	$16,973	$16,552
Total	$48,601	$47,726

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

Note 15 – Subsequent Events

Declaration of Dividends

Declaration Date	Payable to stockholders of record as of	Amount	Payable Date
Series B Preferred Stock
October 14, 2019	October 25, 2019	$5.00	November 5, 2019
October 31, 2019	November 25, 2019	$5.00	December 5, 2019
October 31, 2019	December 24, 2019	$5.00	January 3, 2020

Holders of OP and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock. A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate.

Distributions Paid

The following distributions were declared and/or paid to the Company's stockholders, as well as holders of OP and LTIP Units, subsequent to September 30, 2019 (amounts in thousands):

Shares	Declaration Date	Record Date	Date Paid	Distributions per Share	Total Distribution
Class A Common Stock	September 13, 2019	September 25, 2019	October 4, 2019	$0.162500	$3,636
Class C Common Stock	September 13, 2019	September 25, 2019	October 4, 2019	$0.162500	$12
Series A Preferred Stock	September 13, 2019	September 25, 2019	October 4, 2019	$0.515625	$2,950
Series B Preferred Stock	July 12, 2019	September 25, 2019	October 4, 2019	$5.000000	$2,300
Series C Preferred Stock	September 13, 2019	September 25, 2019	October 4, 2019	$0.4765625	$1,107
Series D Preferred Stock	September 13, 2019	September 25, 2019	October 4, 2019	$0.4453125	$1,269
OP Units	September 13, 2019	September 25, 2019	October 4, 2019	$0.162500	$1,038
LTIP Units	September 13, 2019	September 25, 2019	October 4, 2019	$0.162500	$325

Series B Preferred Stock	October 14, 2019	October 25, 2019	November 5, 2019	$5.000000	$2,436
Total					$15,073

The Park at Chapel Hill Financing

On November 1, 2019, the Company, through BRG Chapel Hill Lender, entered into an agreement to provide a mezzanine loan in an amount up to $40.0 million to BR Chapel Hill JV, of which $29.5 million was funded upon execution of the agreement. The funds were used, in part, to pay off the existing $7.8 million senior loan and $0.8 million mezzanine loan previously provided by BR Chapel Hill Lender to BR Chapel Hill and BR Chapel Hill JV, respectively. BR Chapel Hill JV owns a 100% interest in BR Chapel Hill and is a joint venture with common interests held by Fund I, Fund II, and BR Chapel Hill Investment, LLC, all managed by affiliates of the former Manager. The loan bears interest at a fixed rate of 11.0% per annum and matures on the earliest to occur of: (i) the latest to occur of (a) March 31, 2024 and (b) the applicable maturity date under any extension granted under any construction financing, or (ii) the date of sale or transfer of property, or (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The loan is secured by the Chapel Hill property and can be prepaid without penalty.

In conjunction with the mezzanine loan, on November 1, 2019, the Company, through BRG Chapel Hill Lender, provided a $5.0 million senior loan to BR Chapel Hill. The senior loan is secured by BR Chapel Hill’s fee simple interest in the Chapel Hill property. The senior loan matures on March 31, 2024 and bears interest at a fixed rate of 10.0% per annum. Regular monthly payments are interest-only during the initial term. The senior loan can be prepaid without penalty.

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

As of September 30, 2019, our portfolio consisted of investments held in forty-seven real estate properties, consisting of thirty-one consolidated operating properties and sixteen properties through preferred equity and mezzanine loan investments. Of the property interests held through preferred equity and mezzanine loan investments, five are under development, five are in lease-up and six properties are stabilized. The forty-seven properties contain an aggregate of 14,280 units, comprised of 10,790 consolidated operating units and 3,490 units through preferred equity and mezzanine loan investments. As of September 30, 2019, our consolidated operating properties were approximately 93.8% occupied.

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

Significant Developments

During the nine months ended September 30, 2019, we acquired four operating properties, acquired additional interests in three operating properties, invested in two preferred equity investments, provided senior loan funds and mezzanine loan funds in one development project, and disposed of seven operating properties as discussed below.

Acquisition of Real Estate

Property	Location	Date	Interest	Price	Mortgage
Element	Las Vegas, NV	June 27, 2019	100%	$41,750	$29,260
Providence Trail	Mount Juliet, TN	June 27, 2019	100%	$68,500	$47,950
Denim	Scottsdale, AZ	July 24, 2019	100%	$141,250	$91,634
The Sanctuary	Las Vegas, NV	July 31, 2019	100%	$51,750	$33,707

Acquisition of Additional Interests in Properties

Property	Date	Amount	Previous Interest	New Interest
Pine Lakes Preserve, formerly ARIUM Pine Lakes	January 29, 2019	$7,769	85%	100%
Sorrel (1)	June 25, 2019	738	95%	100%
Sovereign (1)	June 25, 2019	1,204	95%	100%

(1)	The Sorrel and Sovereign properties were disposed of on July 15, 2019 as part of the Topaz Portfolio sale. Please see below for further information.

The Park at Chapel Hill Financing

On January 23, 2019, we, through an indirect subsidiary, provided a $7.8 million senior loan to BR Chapel Hill, LLC (“BR Chapel Hill”). BR Chapel Hill JV, LLC (“BR Chapel Hill JV”) owns a 100% interest in BR Chapel Hill and is a joint venture with common interests held by Fund I, Fund II, and BR Chapel Hill Investment, LLC, all managed by affiliates of the former Manager. The senior loan is secured by BR Chapel Hill’s fee simple interest in the Chapel Hill property.

In conjunction with the senior loan, on January 23, 2019, we, through an indirect subsidiary, provided an $0.8 million mezzanine loan to BR Chapel Hill JV, which is secured by the Chapel Hill property. See Note 6 to the interim Consolidated Financial Statements for additional information.

Sale of ARIUM Palms, Leigh House, Preston View, Sorrel and Sovereign (the “Topaz Portfolio”)

On July 15, 2019, we closed on the sale of three of the five properties in the Topaz Portfolio: Preston View, Sorrel and Sovereign. The properties are located in Morrisville, North Carolina, Frisco, Texas and Fort Worth, Texas, respectively. The three properties were sold for $174.9 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of existing mortgage indebtedness encumbering the properties in the amount of $108.0 million, the payment of early extinguishment of debt costs of $1.8 million and payment of closing costs and fees of $2.0 million, the sale of the properties generated net proceeds of approximately $63.0 million and a gain on sale of approximately $30.9 million.

Additionally, we held a preferred equity investment in Leigh House, the fourth property in the Topaz Portfolio, located in Raleigh, North Carolina. Prior to the sale, we purchased additional interests in Leigh House from Fund II for approximately $3.2 million in accordance with the agreement governing our investment. We sold our interests as part of the Topaz Portfolio for net proceeds of approximately $17.4 million, which included payment for our original preferred investment of $14.2 million and our additional investment of approximately $3.2 million.

On August 29, 2019, we closed on the sale of the fifth property in the Topaz Portfolio, ARIUM Palms, located in Orlando, Florida. The property was sold for $46.8 million, subject to certain prorations and adjustments typical in such real estate transactions. After deductions for the payoff of the existing mortgage indebtedness encumbering the ARIUM Palms property in the amount of $30.3 million, the payment of early extinguishment of debt costs of $0.3 million and payment of closing costs and fees of $1.0 million, the sale of the property generated net proceeds of approximately $15.3 million and a gain on sale of approximately $13.4 million.

Acquisition of Mira Vista Interest

On September 17, 2019, through BRG Mira Vista Investor, LLC, a wholly-owned subsidiary of our Operating Partnership, we made a preferred equity investment in a joint venture (the “Mira Vista JV”) with an unaffiliated third party for a stabilized property in Austin, Texas known as Mira Vista. We made a capital commitment of $5.3 million to acquire 100% of the preferred equity interests in Mira Vista JV, all of which has been funded as of September 30, 2019. Through September 17, 2026, we will earn a 7.0% current return and a 3.1% accrued return, for a total preferred return of 10.1% on outstanding capital contributions. After September 17, 2026, we will earn a 7.0% current return and a 4.0% accrued return, for a total preferred return of 11.0% on outstanding capital contributions. The Mira Vista JV is required to redeem our preferred membership interest plus any accrued but unpaid preferred return on January 1, 2030 or earlier upon the occurrence of certain events.

Sale of Marquis at Crown Ridge and Marquis at Stone Oak

On September 20, 2019, we closed on the sale of our interests in two properties located in San Antonio, Texas: Marquis at Crown Ridge and Marquis at Stone Oak. Our 90% interests in the properties were sold for $85.5 million, subject to certain prorations and adjustments typical in such real estate transactions. After deductions for the payoff of our pro rata share of the existing mortgage indebtedness encumbering the properties in the amount of $63.3 million and payment of closing costs and fees of $0.1 million, the sale of the joint venture interests in the properties generated net proceeds of approximately $22.2 million and a gain on sale of approximately $4.6 million.

Acquisition of Thornton Flats Interest

On September 25, 2019, through BRG Thornton Flats Investor, LLC, a wholly-owned subsidiary of our Operating Partnership, we made a preferred equity investment in a joint venture (the “Thornton JV”) with an unaffiliated third party for a stabilized property in Austin, Texas known as Thornton Flats. We made an initial capital commitment of $4.6 million to acquire 100% of the preferred equity interests in Thornton JV, all of which has been funded as of September 30, 2019. We may fund additional capital contributions totaling $1.5 million after January 1, 2020, subject to certain debt yield and gross revenue conditions being satisfied. We will earn an 8.0% current return and a 1.0% accrued return, for a total preferred return of 9.0% on outstanding capital contributions. The Thornton JV is required to redeem our preferred membership interest plus any accrued but unpaid preferred return on September 25, 2024 or earlier upon the occurrence of certain events.

Series B Preferred Stock Continuous Offering

We issued 156,583 shares of Series B Preferred Stock under a continuous registered offering with net proceeds of approximately $140.9 million after commissions, dealer manager fees and discounts of approximately $15.7 million during the nine months ended September 30, 2019.

Our total stockholders’ equity decreased $25.3 million from $158.3 million as of December 31, 2018 to $133.0 million as of September 30, 2019. The decrease in our total stockholders’ equity is primarily attributable to dividends declared of $44.3 million and repurchase of Class A common stock of $13.4 million, offset by our net income of $34.3 million during the nine months ended September 30, 2019.

Results of Operations

The following is a summary of our stabilized consolidated operating real estate investments as of September 30, 2019:

Multifamily Community Name	Location	Number of units	Date Built/Renovated (1)	Ownership Interest	Average Rent (2)		% Occupied(3)
ARIUM Glenridge	Atlanta, GA	480	1990	90%	$1,256		91.7%
ARIUM Grandewood	Orlando, FL	306	2005	100%	1,430		94.1%
ARIUM Hunter’s Creek	Orlando, FL	532	1999	100%	1,424		93.0%
ARIUM Metrowest	Orlando, FL	510	2001	100%	1,414		93.9%
ARIUM Westside	Atlanta, GA	336	2008	90%	1,543		96.4%
Ashford Belmar	Lakewood, CO	512	1988/1993	85%	1,650		90.6%
Ashton Reserve	Charlotte, NC	473	2015	100%	1,124		93.0%
Citrus Tower	Orlando, FL	336	2006	97%	1,325		92.6%
Denim	Scottsdale, AZ	645	1979	100%	1,155		98.0%
Element	Las Vegas, NV	200	1995	100%	1,250		97.5%
Enders Place at Baldwin Park	Orlando, FL	220	2003	92%	1,807		96.4%
Gulfshore Apartment Homes, formerly ARIUM Gulfshore	Naples, FL	368	2016	100%	1,313		86.4%
James on South First	Austin, TX	250	2016	90%	1,313		93.2%
Marquis at The Cascades	Tyler, TX	582	2009	90%	1,233		93.3%
Marquis at TPC	San Antonio, TX	139	2008	90%	1,519		91.4%
Outlook at Greystone	Birmingham, AL	300	2007	100%	998		94.3%
Park & Kingston	Charlotte, NC	168	2015	100%	1,326		94.6%
Pine Lakes Preserve, formerly ARIUM Pine Lakes	Port St. Lucie, FL	320	2003	100%	1,318		92.5%
Plantation Park	Lake Jackson, TX	238	2016	80%	1,369		89.1%
Providence Trail	Mount Juliet, TN	334	2007	100%	1,240		97.3%
Roswell City Walk	Roswell, GA	320	2015	98%	1,563		94.1%
Sands Parc	Daytona Beach, FL	264	2017	100%	1,379		97.0%
The Brodie	Austin, TX	324	2001	93%	1,310		97.8%
The Links at Plum Creek	Castle Rock, CO	264	2000	88%	1,445		95.5%
The Mills	Greenville, SC	304	2013	100%	1,060		92.1%
The Preserve at Henderson Beach	Destin, FL	340	2009	100%	1,474		95.6%
The Reserve at Palmer Ranch, formerly ARIUM at Palmer Ranch	Sarasota, FL	320	2016	100%	1,321		92.2%
The Sanctuary	Las Vegas, NV	320	1988	100%	1,039		91.9%
Veranda at Centerfield	Houston, TX	400	1999	93%	956		96.0%
Villages of Cypress Creek	Houston, TX	384	2001	80%	1,146		92.2%
Wesley Village	Charlotte, NC	301	2010	100%	1,381		94.7%
Total/Average		10,790			$1,317	(4)	93.8%

(1)	Represents date of last significant renovation or year built if there were no renovations.
(2)	Represents the average effective monthly rent per occupied unit for the three months ended September 30, 2019. Total concessions for the three months ended September 30, 2019 amounted to approximately $0.2 million.
(3)	Percent occupied is calculated as (i) the number of units occupied as of September 30, 2019 divided by (ii) total number of units, expressed as a percentage.
(4)	The average effective monthly rent including sold properties was $1,313 for the three months ended September 30, 2019.

The following is a summary of our preferred equity and mezzanine loan investments as of September 30, 2019:

Multifamily Community Name	Location	Actual/ Planned Number of Units	Total Actual/ Estimated Construction Cost (in millions)	Cost to Date (in millions)	Actual/ Estimated Construction Cost Per Unit	Actual/ Estimated Initial Occupancy	Actual/ Estimated Construction Completion	Average Rent (1)
Whetstone	Durham, NC	204	$37.0	$37.0	$181,373	3Q14	3Q15	$1,316
Alexan CityCentre	Houston, TX	340	83.5	80.7	245,588	2Q17	4Q17	1,666
Helios	Atlanta, GA	282	51.8	50.7	183,688	2Q17	4Q17	1,451
Alexan Southside Place	Houston, TX	270	49.4	47.0	182,963	4Q17	1Q18	1,689
Vickers Historic Roswell	Roswell, GA	79	31.9	30.0	403,797	2Q18	3Q18	3,176
Domain at The One Forty	Garland, TX	299	53.3	51.4	178,261	2Q18	4Q18	1,469
Arlo	Charlotte, NC	286	60.0	57.8	209,790	2Q18	1Q19	1,507
Novel Perimeter	Atlanta, GA	320	71.0	68.5	221,875	3Q18	1Q19	1,749
Cade Boca Raton	Boca Raton, FL	90	30.1	29.4	334,444	4Q18	2Q19	2,549
Flagler Village	Fort Lauderdale, FL	385	135.4	106.3	351,688	2Q20	3Q20	2,352
North Creek Apartments	Leander, TX	259	44.0	18.9	169,884	3Q20	4Q20	1,358
Riverside Apartments	Austin, TX	222	37.9	10.2	170,721	4Q20	1Q21	1,408
Wayforth at Concord	Concord, NC	150	33.5	7.1	223,333	2Q20	3Q21	1,707
The Park at Chapel Hill	Chapel Hill, NC	*	*	*	*	*	*	*
Mira Vista	Austin, TX	200	**	**	**	**	**	984
Thornton Flats	Austin, TX	104	**	**	**	**	**	1,577
Total Average		3,490						$1,698	(2)

*	The development is in the planning phase; project specifications are in process.
**	Stabilized operating property in which the Company made a preferred equity investment. Refer to Significant Developments above for further information.
(1)	Represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization except for Alexan City Centre, Alexan Southside, Helios, Mira Vista, Thornton Flats and Whetstone which are stabilized properties and represent the average effective monthly rent per occupied unit for the three months ended September 30, 2019.
(2)	The average effective monthly rent including sold properties was $1,693 for the three months ended September 30, 2019.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenue

Rental and other property revenues increased $5.2 million, or 12%, to $47.4 million for the three months ended September 30, 2019 as compared to $42.2 million for the same prior year period. This increase was due to a $7.6 million increase from the acquisition of four properties in 2019 and the full period impact of one property acquired in 2018 and a $1.5 million increase from same store properties, partially offset by a $3.9 million decrease from the sale of six properties in 2019.

Interest income from related parties increased $0.4 million, or 7%, to $6.1 million for the three months ended September 30, 2019 as compared to $5.7 million for the same prior year period due to increases in the average balance of mezzanine loans outstanding.

Expenses

Property operating expenses increased $1.4 million, or 8%, to $19.4 million for the three months ended September 30, 2019 as compared to $18.0 million for the same prior year period. This increase was due to a $2.6 million increase from the acquisition of four properties in 2019 and the full period impact of one property acquired in 2018 and a $0.6 million increase from same store properties, partially offset by a $1.8 million decrease from the sale of six properties in 2019. Property NOI margins increased to 59.1% of total revenues for the three months ended September 30, 2019 from 57.4% in the prior year quarter. Property NOI margins are computed as total rental and other property revenues less property operating expenses, divided by total rental and other property revenues.

Property management fees expense increased $0.1 million, or 10%, to $1.3 million for the three months ended September 30, 2019 as compared to $1.1 million in the same prior year period. This increase was due to a $0.2 million increase from the acquisition of four properties in 2019 and the full period impact of one property acquired in 2018 and a $0.03 million increase from same store properties, partially offset by a $0.1 million decrease from the sale of six properties in 2019.

 General and administrative expenses amounted to $6.3 million for the three months ended September 30, 2019 as compared to $4.7 million for the same prior year period. Excluding non-cash equity compensation expense of $3.4 million and $1.7 million for the three months ended September 30, 2019 and 2018, respectively, general and administrative expenses were $2.9 million, or 5.4%, of revenues for the three months ended September 30, 2019, as compared to $3.0 million, or 6.4%, of revenues, for the same prior year period.

Acquisition and pursuit costs amounted to $0.22 million for the three months ended September 30, 2019 as compared to $0.01 million for the same prior year period. Acquisition and pursuit costs incurred in the three months ended September 30, 2019 were related to the write-off of pre-acquisition costs from abandoned deals. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Weather-related losses, net were $0.1 million for the three months ended September 30, 2019 primarily related to lightning damage at one property in Florida.

Depreciation and amortization expenses were $17.6 million for the three months ended September 30, 2019 as compared to $15.4 million for the same prior year period. This increase was due to a $4.7 million increase from the acquisition of four properties in 2019 and the full period impact of five properties acquired in 2018, offset by a $2.0 million decrease from the sale of six properties in 2019 and a $0.4 million decrease from same store properties.

Other Income and Expense

Other income and expense amounted to income of $29.4 million for the three months ended September 30, 2019 compared to expense of $11.7 million for the same prior year period. This was primarily due to the gains on the sale of six properties of $48.7 million. This was partially offset by a loss on early extinguishment of debt of $5.3 million due to refinancing loans and a net increase in interest expense of $1.7 million.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenue

Rental and other property revenues increased $21.4 million, or 18%, to $139.6 million for the nine months ended September 30, 2019 as compared to $118.2 million for the same prior year period. This increase was due to a $19.8 million increase from the acquisition of four properties in 2019 and the full period impact of five properties acquired in 2018 and a $5.1 million increase from same store properties, partially offset by a $3.5 million decrease from the sale of six properties in 2019.

Interest income from related parties increased $1.3 million, or 8%, to $17.9 million for the nine months ended September 30, 2019 as compared to $16.5 million for the same prior year period primarily due to increases in the average balance of mezzanine loans outstanding.

Expenses

Property operating expenses increased $6.3 million, or 13%, to $56.8 million for the nine months ended September 30, 2019 as compared to $50.5 million for the same prior year period. This increase was due to a $7.4 million increase from the acquisition of four properties in 2019 and the full period impact of five properties acquired in 2018 and a $0.7 million increase from same store properties, partially offset by a $1.8 million decrease from the sale of six properties in 2019. Property NOI margins increased to 59.3% of total revenues for the nine months ended September 30, 2019 from 57.3% in the prior year period. Property NOI margins are computed as total rental and other property revenues less property operating expenses, divided by total rental and other property revenues.

Property management fees expense increased $0.5 million, or 16%, to $3.7 million for the nine months ended September 30, 2019 as compared to $3.2 million in the same prior year period. This increase was due to a $0.5 million increase from the acquisition of four properties in 2019 and the full period impact of five properties acquired in 2018 and a $0.1 million increase from same store properties, partially offset by a $0.1 million decrease from the sale of six properties in 2019.

 General and administrative expenses amounted to $16.9 million for the nine months ended September 30, 2019 as compared to $13.9 million for the same prior year period. Excluding non-cash equity compensation expense of $8.3 million and $5.1 million for the nine months ended September 30, 2019 and 2018, respectively, general and administrative expenses were $8.6 million, or 5.5%, of revenues for the nine months ended September 30, 2019, as compared to $8.8 million, or 6.6%, of revenues, for the same prior year period.

Acquisition and pursuit costs amounted to $0.3 million for the nine months ended September 30, 2019 as compared to $0.1 million for the same prior year period. Acquisition and pursuit costs incurred in the nine months ended September 30, 2019 were related to the write-off of pre-acquisition costs from abandoned deals. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Weather-related losses, net amounted to $0.3 million for the nine months ended September 30, 2019 as compared to $0.2 million for the same prior year period. In 2019, the expense primarily relates to hail damages at one property in Texas and lightning damage at one property in Florida, partially offset by insurance reimbursements related to prior year storms. In 2018, the expense related to freeze damages at three properties in North Carolina and one property in Texas.

Depreciation and amortization expenses were $51.1 million for the nine months ended September 30, 2019 as compared to $45.8 million for the same prior year period. This increase was due to a $9.0 million from the acquisition of four properties in 2019 and the full period impact of five properties acquired in 2018, offset by a $1.9 million decrease from the sale of six properties in 2019 and a $1.8 million decrease from same store properties.

Other Income and Expense

Other income and expense amounted to income of $3.7 million for the nine months ended September 30, 2019 compared to expense of $30.5 million for the same prior year period. This was primarily due to the gains on the sale of six properties of $48.7 million. This was partially offset by a net increase in interest expense of $9.8 million and a loss on early extinguishment of debt of $4.6 million due to refinancing loans.

Property Operations

We define “same store” properties as those that we owned and operated for the entirety of both periods being compared, except for properties that are in the construction or lease-up phases, or properties that are undergoing development or significant redevelopment. We move properties previously excluded from our same store portfolio for these reasons into the same store designation once they have stabilized or the development or redevelopment is complete and such status has been reflected fully in all quarters during the applicable periods of comparison. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property stabilized upon attainment of 90.0% physical occupancy.

For comparison of our three months ended September 30, 2019 and 2018, the same store properties included properties owned at July 1, 2018. Our same store properties for the three months ended September 30, 2019 and 2018 consisted of 25 properties, representing 8,379 units.

For comparison of our nine months ended September 30, 2019 and 2018, the same store properties included properties owned at January 1, 2018. Our same store properties for the nine months ended September 30, 2019 and 2018 consisted of 22 properties, representing 7,613 units.

The following table presents the same store and non-same store results from operations for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended September 30,		Change
	2019	2018	$	%
Property Revenues
Same Store	$35,301	$33,832	$1,469	4.3%
Non-Same Store	12,121	8,343	3,778	45.3%
Total property revenues	47,422	42,175	5,247	12.4%

Property Expenses
Same Store	14,544	13,931	613	4.4%
Non-Same Store	4,833	4,040	793	19.6%
Total property expenses	19,377	17,971	1,406	7.8%

Same Store NOI	20,757	19,901	856	4.3%
Non-Same Store NOI	7,288	4,303	2,985	69.4%
Total NOI (1)	$28,045	$24,204	$3,841	15.9%

	Nine Months Ended September 30,		Change
	2019	2018	$	%
Property Revenues
Same Store	$94,849	$89,792	$5,057	5.6%
Non-Same Store	44,726	28,381	16,345	57.6%
Total property revenues	139,575	118,173	21,402	18.1%

Property Expenses
Same Store	38,188	37,497	691	1.8%
Non-Same Store	18,659	13,007	5,652	43.5%
Total property expenses	56,847	50,504	6,343	12.6%

Same Store NOI	56,661	52,295	4,366	8.3%
Non-Same Store NOI	26,067	15,374	10,693	69.6%
Total NOI (1)	$82,728	$67,669	$15,059	22.3%

* Variance is not meaningful.

(1) See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Same store NOI for the three months ended September 30, 2019 increased 4.3%, or $0.9 million, compared to the 2018 period. There was a 4.3% increase in same store property revenues as compared to the 2018 period. The increase was primarily attributable to a 5.1% increase in average rental rates; twenty-four of our twenty-five same store properties recognized rental rate increases during the period. Average occupancy decreased 60 basis points to 94.1%.  Same store expenses for the three months ended September 30, 2019 increased 4.4%, or $0.6 million, compared to the 2018 period. The increase is primarily due to $0.13 million increase in real estate taxes due to higher valuations by municipalities, $0.12 million increase in insurance premiums, $0.12 million increase in turnover costs, $0.12 million increase in repairs and maintenance, and $0.06 million increase in payroll costs.

Property revenues and property expenses for our non-same store properties increased significantly due to the acquisition and disposition transactions in our portfolio since July 1, 2018; the 2019 non-same store property count was twelve compared to seven properties for the 2018 period. The results of operations for acquired properties have been included in our consolidated statements of operations from the date of acquisition and the results of operations for disposed properties have been excluded from the consolidated statements of operations since the date of disposition.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Same store NOI for the nine months ended September 30, 2019 increased 8.3%, or $4.4 million, compared to the 2018 period. There was a 5.6% increase in same store property revenues as compared to the 2018 period. The increase was primarily attributable to a 5.6% increase in average rental rates; all twenty-two same store properties recognized rental rate increases during the period; average occupancy increased 10 basis points to 94.3%. In addition, there was $0.32 million of increased revenue related to valet trash service and amenity fees.  Same store expenses for the nine months ended September 30, 2019 increased 1.8%, or $0.7 million, compared to the 2018 period. The increase is primarily due to $0.17 million increase in insurance premiums, $0.17 million increase in turnover costs, $0.17 million increase in repairs and maintenance and $0.17 of trash valet costs.

Property revenues and property expenses for our non-same store properties increased significantly due to the acquisition and disposition transactions in our portfolio since January 1, 2018; the 2019 non-same store property count was fifteen compared to ten properties for the 2018 period. The results of operations for acquired properties have been included in our consolidated statements of operations from the date of acquisition and the results of operations for disposed properties have been excluded from the consolidated statements of operations since the date of disposition.

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

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net income (loss) attributable to common stockholders together with a reconciliation to NOI and to same store and non-same store contributions to consolidated NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss) attributable to common stockholders	$17,160	$(10,334)	$(5,924)	$(29,973)
Add back: Net income (loss) attributable to Operating Partnership units	6,191	(3,157)	(1,747)	(8,841)
Net income (loss) attributable to common stockholders and unit holders	23,351	(13,491)	(7,671)	(38,814)
Add common stockholders and Operating Partnership units pro-rata share of:
Depreciation and amortization	16,755	14,497	48,187	43,318
Non-real estate depreciation and amortization	157	77	327	216
Non-cash interest expense	787	915	2,348	2,977
Unrealized loss (gain) on derivatives	131	(225)	2,418	(225)
Loss on extinguishment of debt and debt modification costs	6,864	1,573	6,864	2,226
Property management fees	1,193	1,077	3,511	3,033
Acquisition and pursuit costs	217	7	346	78
Corporate operating expenses	6,187	4,667	16,716	13,864
Weather-related losses, net	57	13	305	178
Preferred dividends	11,887	9,105	33,291	25,995
Preferred stock accretion	2,717	1,631	6,920	4,141
Less common stockholders and Operating Partnership units pro-rata share of:
Preferred returns on unconsolidated real estate joint ventures	2,316	2,789	7,097	7,877
Interest income from related parties	6,125	5,702	17,874	16,532
Gain on sale of real estate investments	48,172	—	48,172	—
Gain on sale of non-depreciable real estate investments	—	—	679	—
Pro-rata share of properties’ income	13,690	11,355	39,740	32,578
Add:
Noncontrolling interest pro-rata share of partially owned property income	668	660	2,086	1,855
Total property income	14,358	12,015	41,826	34,433
Add:
Interest expense	13,687	12,189	40,902	33,236
Net operating income	28,045	24,204	82,728	67,669
Less:
Non-same store net operating income	7,288	4,303	26,067	15,374
Same store net operating income	$20,757	$19,901	$56,661	$52,295

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

We believe the properties underlying our real estate investments are performing well with an occupancy of 93.8%, exclusive of our development properties, at September 30, 2019.

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

We believe we will be able to meet our primary liquidity requirements going forward through:

•	$42.8 million in cash available at September 30, 2019;

•	cash generated from operating activities; and

•	our continuous offering of Series B Preferred Stock, proceeds from future borrowings and potential offerings, including potential offerings of common and preferred stock through underwritten offerings, as well as issuances of units of limited partnership interest in our Operating Partnership, or OP Units.

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

In February 2018, we announced a stock repurchase program to purchase up to $25 million of our outstanding shares of Class A common stock over a period of one year. In December 2018, we renewed our stock repurchase plan for a period of one year. The repurchase plan can be discontinued at any time. We purchased 1,255,445 shares of Class A common stock during the nine months ended September 30, 2019 for a total purchase price of $13.4 million. As of September 30, 2019, the value of shares that may yet be purchased under the program is $2.6 million.

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

As we did in the three months ended September 30, 2019, we may also selectively sell assets at appropriate times, which would be expected to generate cash sources for both our short-term and long-term liquidity needs.

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. We believe the Senior and Amended Junior Credit Facilities, as well as the Fannie Facility, will continue to enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. We expect the combination of these facilities to provide us flexibility by allowing us, among other things, to use borrowings under our Senior and Amended Junior Credit Facilities to acquire properties pending placement of permanent mortgage indebtedness, including under the Fannie Facility. In addition to restrictive covenants, these credit facilities contain material financial covenants. At September 30, 2019, we were in compliance with all covenants under our credit facilities. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

We expect to maintain a distribution paid to our Series A Preferred Stock, our Series B Preferred Stock, our Series C Preferred Stock and our Series D Preferred Stock in accordance with the terms of those securities which require monthly or quarterly dividends depending on the series. While our policy is generally to pay distributions from cash flow from operations, our distributions through September 30, 2019 have been paid from cash flow from operations, proceeds from our continuous Series B Preferred Stock offering, proceeds from underwritten securities offerings, and sales of assets and may in the future be paid from additional sources, such as from borrowings.

We have notes receivable to related parties in conjunction with development projects.  The development projects are in various stages of completion and lease-up.  To date, these investments have been structured as mezzanine loans, and in the future, we may also provide mortgage financing to these types of development projects. The notes receivable provide a stated return and required repayment based on a fixed maturity date, generally in relation to the development’s construction loan maturity.  If the development does not repay the notes receivable upon maturity, our income, FFO, CFFO and cash flows could be reduced below the stated returns currently being recognized if the development project does not produce sufficient cash flow to pay its operating expenses and debt service, or to refinance its debt obligations.  In addition, we have, in certain cases, an option to purchase up to 100% of the common interest which holds an interest in the entity that owns the development project.  If we were to convert into common ownership, our income, FFO, CFFO and cash flows would be reflective of our pro rata share of the property’s results, which could be a reduction from what our notes receivable currently generate.

We also have preferred membership interests in development projects in various stages of completion and lease-up. Our preferred equity investments are structured to provide a current preferred return during the development and lease-up phase. Each joint venture in which we own a preferred membership interest is required to redeem our preferred membership interests, plus any accrued but unpaid preferred return, based on a fixed maturity date, generally in relation to the development’s construction loan maturity. Upon redemption of the preferred membership interests, our income, FFO, CFFO and cash flows could be reduced below the preferred returns currently being recognized. Alternatively, if the joint ventures do not redeem our preferred membership interest when required, our income, FFO, CFFO and cash flows could be reduced if the development project does not produce sufficient cash flow to pays its operating expenses, debt service and preferred return obligations. As we evaluate our capital position and capital allocation strategy, we may consider alternative means of financing our development loan and preferred equity investment activities at the subsidiary level.

Off-Balance Sheet Arrangements

As of September 30, 2019, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of September 30, 2019, we own interests in fifteen joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

Cash Flows from Operating Activities

As of September 30, 2019, we owned indirect equity interests in forty-seven real estate properties, consisting of thirty-one consolidated operating properties and sixteen through preferred equity and mezzanine loan investments.  During the nine months ended September 30, 2019, net cash provided by operating activities was $51.2 million.  After the net income of $31.9 million was adjusted for $12.4 million of non-cash items, net cash provided by operating activities consisted of the following:

•	distributions and preferred returns from unconsolidated joint ventures of $6.2 million;

•	an increase in accounts payable and other accrued liabilities of $2.6 million; and

•	an increase in due to affiliates of $1.0 million, offset by:

•	a decrease in accounts receivable, prepaid expenses and other assets of $2.9 million.

Cash Flows from Investing Activities

During the nine months ended September 30, 2019, net cash used in investing activities was $50.5 million, primarily due to the following:

•	$306.1 million used in acquiring consolidated real estate investments;

•	$49.9 million used in acquiring additional investments in unconsolidated joint ventures and notes receivable;

•	$15.9 million used on capital expenditures;

•	$9.9 million used in purchase of interests from noncontrolling interests, partially offset by:

•	$313.8 million of proceeds from the sale of depreciable and non-depreciable real estate investments; and

•	$17.4 million of proceeds from the sale of unconsolidated real estate joint ventures.

Cash Flows from Financing Activities

During the nine months ended September 30, 2019, net cash provided by financing activities was $32.4 million, primarily due to the following:

•	net proceeds of $139.6 million from issuance of Units of Series B Preferred Stock and associated Warrants;

•	net borrowings of $297.4 million on mortgages payable;

•	net proceeds of $93.5 million from borrowings on revolving credit facilities and term loan;

•	partially offset by $175.7 million in repayments on revolving credit facilities;

•	$254.7 million of repayments of our mortgages payable;

•	$2.6 million increase in deferred financing costs;

•	$32.5 million paid in cash distributions to preferred stockholders;

•	$11.2 million paid in cash distributions to common stockholders;

•	$7.5 million in distributions paid to our noncontrolling interests; and

•	$13.4 million paid for the repurchase of Class A common stock.

Capital Expenditures

The following table summarizes our total capital expenditures for the nine months ended September 30, 2019 and 2018 (amounts in thousands):

	Nine Months Ended September 30,
	2019	2018
Redevelopment/renovations	$9,470	$10,317
Routine capital expenditures	3,004	2,616
Normally recurring capital expenditures	2,369	1,935
Total capital expenditures	$14,843	$14,868

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

 Funds from Operations and Core Funds from Operations Attributable to Common Stockholders and Unit Holders

We believe that funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), and core funds from operations (“CFFO”) are important non-GAAP supplemental measures of operating performance for a REIT.

FFO attributable to common stockholders and unit holders is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. We define FFO, consistent with the NAREIT definition, as net income, computed in accordance with GAAP, excluding gains or losses on sales of depreciable real estate property, plus depreciation and amortization of real estate assets, plus impairment write-downs of depreciable real estate, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.

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

We have acquired five operating properties and made six property investments through preferred equity interests or mezzanine loans, and sold seven operating properties subsequent to September 30, 2018. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

The table below presents our calculation of FFO and CFFO for the three and nine months ended September 30, 2019 and 2018 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income (loss) attributable to common stockholders	$17,160	$(10,334)	$(5,924)	$(29,973)
Add back: Net income (loss) attributable to Operating Partnership units	6,191	(3,157)	(1,747)	(8,841)
Net income (loss) attributable to common stockholders and unit holders	23,351	(13,491)	(7,671)	(38,814)
Common stockholders and Operating Partnership units pro-rata share of:
Real estate depreciation and amortization (1)	16,755	14,497	48,187	43,318
Gain on sale of real estate investments	(48,172)	—	(48,172)	—
FFO Attributable to Common Stockholders and Unit Holders	(8,066)	1,006	(7,656)	4,504
Common stockholders and Operating Partnership units pro-rata share of:
Acquisition and pursuit costs	217	7	346	78
Non-cash interest expense	787	915	2,348	2,977
Unrealized loss (gain) on derivatives	131	(225)	2,418	(225)
Loss on extinguishment of debt and debt modification costs	6,864	1,573	6,864	2,226
Weather-related losses, net	57	13	305	178
Non-real estate depreciation and amortization	157	77	327	216
Gain on sale of non-depreciable real estate investments	—	—	(679)	—
Shareholder activism	—	—	393	—
Non-cash preferred returns on unconsolidated real estate joint ventures	(340)	(236)	(938)	(700)
Non-cash equity compensation	3,290	1,621	8,109	5,039
Preferred stock accretion	2,717	1,631	6,920	4,141
CFFO Attributable to Common Stockholders and Unit Holders	$5,814	$6,382	$18,757	$18,434

Per Share and Unit Information:
FFO Attributable to Common Stockholders and Unit Holders - diluted	$(0.26)	$0.03	$(0.25)	$0.15
CFFO Attributable to Common Stockholders and Unit Holders - diluted	$0.19	$0.21	$0.61	$0.60

Weighted average common shares and units outstanding - diluted	30,847,869	30,994,530	30,734,110	30,896,740

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

Presentation of this information is intended to assist the reader in comparing the sustainability of the operating performance of different REITs, although it should be noted that not all REITs calculate FFO or CFFO the same way, so comparisons with other REITs may not be meaningful.  FFO or CFFO should not be considered as an alternative to net income (loss) attributable to common stockholders or as an indication of our liquidity, nor is either indicative of funds available to fund our cash needs, including our ability to make distributions.  Both FFO and CFFO should be reviewed in connection with other GAAP measurements.

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2019 (in thousands) which consisted of mortgage notes secured by our properties. At September 30, 2019, our estimated future required payments on these obligations were:

		Remainder of
	Total	2019	2020-2021	2022-2023	Thereafter
Mortgages Payable (Principal)	$1,263,702	$1,399	$39,617	$214,491	$1,008,195
Estimated Interest Payments on Mortgages Payable	293,051	12,307	96,970	91,404	92,370
Total	$1,556,753	$13,706	$136,587	$305,895	$1,100,565

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

Distributions

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid
Class A Common Stock
December 7, 2018	December 24, 2018	$0.162500	January 4, 2019
March 8, 2019	March 25, 2019	$0.162500	April 5, 2019
June 7, 2019	June 25, 2019	$0.162500	July 5, 2019
September 13, 2019	September 25, 2019	$0.162500	October 4, 2019
Class C Common Stock
December 7, 2018	December 24, 2018	$0.162500	January 4, 2019
March 8, 2019	March 25, 2019	$0.162500	April 5, 2019
June 7, 2019	June 25, 2019	$0.162500	July 5, 2019
September 13, 2019	September 25, 2019	$0.162500	October 4, 2019
Series A Preferred Stock
December 7, 2018	December 24, 2018	$0.515625	January 4, 2019
March 8, 2019	March 25, 2019	$0.515625	April 5, 2019
June 7, 2019	June 25, 2019	$0.515625	July 5, 2019
September 13, 2019	September 25, 2019	$0.515625	October 4, 2019
Series B Preferred Stock
October 12, 2018	December 24, 2018	$5.00	January 4, 2019
January 11, 2019	January 25, 2019	$5.00	February 5, 2019
January 11, 2019	February 25, 2019	$5.00	March 5, 2019
January 11, 2019	March 25, 2019	$5.00	April 5, 2019
April 12, 2019	April 25, 2019	$5.00	May 3, 2019
April 12, 2019	May 24, 2019	$5.00	June 5, 2019
April 12, 2019	June 25, 2019	$5.00	July 5, 2019
July 12, 2019	July 25, 2019	$5.00	August 5, 2019
July 12, 2019	August 23, 2019	$5.00	September 5, 2019
July 12, 2019	September 25, 2019	$5.00	October 4, 2019
Series C Preferred Stock
December 7, 2018	December 24, 2018	$0.4765625	January 4, 2019
March 8, 2019	March 25, 2019	$0.4765625	April 5, 2019
June 7, 2019	June 25, 2019	$0.4765625	July 5, 2019
September 13, 2019	September 25, 2019	$0.4765625	October 4, 2019
Series D Preferred Stock
December 7, 2018	December 24, 2018	$0.4453125	January 4, 2019
March 8, 2019	March 25, 2019	$0.4453125	April 5, 2019
June 7, 2019	June 25, 2019	$0.4453125	July 5, 2019
September 13, 2019	September 25, 2019	$0.4453125	October 4, 2019

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

Distributions paid were funded from cash provided by operating activities except with respect to an immaterial amount for the nine months ended September 30, 2019, which was funded from sales of real estate, borrowings, and/or proceeds from our equity offerings.

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Cash provided by operating activities	$51,180	$45,677

Cash distributions to preferred shareholders	$(32,522)	$(25,587)
Cash distributions to common shareholders	(11,203)	(10,094)
Cash distributions to noncontrolling interests	(7,459)	(4,625)
Total distributions	(51,184)	(40,306)

(Shortfall) excess	$(4)	$5,371

Proceeds from sale of real estate investments	$313,785	$—

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018 and Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” to the interim Consolidated Financial Statements.

Subsequent Events

Other than the items disclosed in Note 15, “Subsequent Events” to our interim Consolidated Financial Statements for the period ended September 30, 2019, no material events have occurred that required recognition or disclosure in these financial statements.  See Note 15 to our interim Consolidated Financial Statements for discussion.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal payments (in thousands) and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes.

	2019	2020	2021	2022	2023	Thereafter	Total
Mortgage Notes Payable	$1,399	$27,307	$12,310	$62,752	$151,739	$1,008,195	$1,263,702
Weighted Average Interest Rate	4.03%	3.59%	3.95%	3.77%	3.71%	3.89%	3.86%

The fair value of mortgages payable is estimated at $1,261.4 million as of September 30, 2019.

The table above incorporates those exposures that exist as of September 30, 2019; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

As of September 30, 2019, we had seven interest rate caps, which are not accounted for as hedges, that we primarily use as part of our interest rate risk management strategy. Our interest rate caps effectively limit our exposure to interest rate risk by providing a ceiling on the underlying floating interest rates of our floating rate debt.

As of September 30, 2019, a 100-basis point increase or decrease in interest rates on the portion of our debt bearing interest at floating rates would result in an increase in interest expense of approximately $170,000 or decrease in interest expense of $455,000 for the quarter ended September 30, 2019.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2019, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2019, our total indebtedness was approximately $1.3 billion, and we may incur significant additional debt in the future. The Preferred Stock is subordinate to all our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. Our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and as of September 30, 2019, the number of preferred shares outstanding was as follows: 5,721,460 shares of Series A Preferred Stock, 460,064 shares of Series B Preferred Stock, 2,323,750 shares of Series C Preferred Stock and 2,850,602 shares of Series D Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Preferred Stock would dilute the interests of the holders of shares of Preferred Stock, and any issuance of preferred stock senior to the Preferred Stock or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Preferred Stock. We may issue preferred stock on parity with the Preferred Stock without the consent of the holders of the Preferred Stock. Other than the Asset Coverage Ratio, our letter agreement with Cetera Financial Group, Inc. pertaining to our Series B Preferred Stock that requires us to maintain a preferred dividend coverage ratio and the right of holders to cause us to redeem the Series A Preferred Stock and Series C Preferred Stock upon a Change of Control/Delisting, none of the provisions relating to the Preferred Stock relate to or limit our indebtedness or afford the holders of shares of Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of shares of Preferred Stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

10.1	Second Amendment to Purchase and Sale Agreement, dated as of July 15, 2019, by and among BR Carroll Keller Crossing, LLC, BR-TBR Lake Boone NC Owner, LLC, Tribridge Co-Invest 29 Lake Boone Owner, LLC, LB One Leigh House Owner, LLC, Coyote Leigh House Capital Owner, LLC, TBR LHP TIC, LLC, BR Preston View LLC and KRE Topaz Portfolio Investor, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 19, 2019

10.2	Notice of Renewal, dated August 2, 2019, of Administrative Services Agreement dated October 31, 2017, by and among Bluerock Real Estate, L.L.C., Bluerock Real Estate Holdings, LLC, Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock TRS Holdings, LLC and Bluerock REIT Operator, LLC, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed August 7, 2019

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 6, 2019, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 6, 2019

99.2	Supplemental Financial Information, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed August 6, 2019

101.1	The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

DATE:	November 5, 2019	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE:	November 5, 2019	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)

