Form 10-K
period 2019-12-31
Bluerock Residential Growth REIT, Inc.
filed 2020-02-24
CIK 1442626

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒
The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant as of June 28, 2019, the last business day of registrant’s most recently completed second fiscal quarter, was $261,768,592 based on the closing price of the Class A common stock on the NYSE American on such date.
Number of shares outstanding of the registrant’s
classes of common stock, as of February 6, 2020:
Class A Common Stock: 24,504,832 shares
Class C Common Stock: 76,603 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
FORM 10-K
December 31, 2019

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
Risk Factor Summary
An investment in our securities involves various risks. Some of the material risks include those set forth below. You should consider carefully these risks, and those discussed under “Risk Factors,” before purchasing our securities.
•
Our current portfolio consists primarily of apartment communities concentrated in certain markets, and we expect that our portfolio going forward will consist primarily of the same. Any adverse developments in local economic conditions or the demand for apartment units in these markets may negatively impact our operating results.

•
If we are unable to identify suitable investments, then we may not be able to achieve our investment objectives or pay distributions.

•
Adverse economic conditions may negatively affect our returns and profitability, and, as a result, our ability to make distributions to our stockholders.

•
We have very limited sources of capital other than cash from property operations and the proceeds of offerings of our securities to meet our primary liquidity requirements. As a result, we may not be able to pay our short-term debt upon maturity or other liabilities and obligations when they come due other than with the net proceeds of an offering, which may limit our ability to fully consummate our business plan and diversify our portfolio.

•
We may be limited in our ability to diversify our investments.

•
We have used and will continue to use mortgage and other indebtedness to partially finance our company, which increases the risk to our business. Our leverage policy has been adopted by our board of directors and is therefore subject to change without stockholder consent.

•
During certain periods of our operations, we have funded distributions from offering proceeds, borrowings and the sale of assets to the extent distributions exceeded our earnings or cash flows from operations, and may do so in the future if we are unable to make distributions with our cash flows from our operations. There is no limit on the amount of offering proceeds we may use to fund distributions. Distributions paid from sources other than cash flow or funds from operations may constitute a return of capital to our stockholders. Rates of distribution may not be indicative of our operating results.
•
We depend on our key employees. In particular, our success depends to a significant degree upon the contributions of Messrs. Kamfar, Babb, MacDonald, Ruddy, Vohs, and DiFranco, as well as Mr. Konig. There is no guarantee that our key employees will remain employed with us for any specified period of time, and will not engage in competitive activities if they cease to be employed with us. The departure or the loss of the services of any such key employee could have a material adverse effect on our business, financial condition, results of operations and ability to effectively operate our business.

•
While we expect to maintain control over our properties, we will rely on members of our network for the day-to-day management and development of our real estate investments.

•
Stockholders will have limited control over changes in our policies and day-to-day operations, which increases the uncertainty and risks you face as a stockholder. In addition, our Board of Directors may approve changes to our policies without your approval.

•
The market price and trading volume of our Class A common stock has been volatile at times following our initial public offering (the “IPO”) and has frequently traded at a discount to the IPO price at times since the IPO, and these trends may continue following an offering.

•
There is no public market for our Series B Preferred Stock or Warrants, or for the Series T Preferred Stock, and we currently have no plan to list the Series B Preferred Stock, the Warrants, or the Series T Preferred Stock on a securities exchange. If holders are able to sell the Series B Preferred Stock, Warrants, or Series T Preferred Stock, they may have to be sold at a substantial discount.

•
Holders of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and/or Series T Preferred Stock should not expect us to redeem all or any such shares on the date they first become redeemable or on any particular date after they become redeemable. Any decision to propose a redemption will depend upon, among other things, our evaluation of our capital position and general market conditions at the time. We would likely choose to exercise our optional redemption right only when prevailing interest rates have declined, which would adversely affect the ability of holders of shares of the applicable series of preferred stock to reinvest proceeds from the redemption in a comparable investment with an equal or greater yield to the yield on such series of preferred stock had their shares not been redeemed.

•
There are numerous conflicts of interest between the interests of stockholders and our interests or the interests of Bluerock and its affiliates, including conflicts arising out of  (a) competing demands for the time and services of certain of our officers, and of Bluerock personnel that work for us and our affiliates under the Administrative Services Agreement, to our activities, (b) allocation of investment opportunities between us and investment vehicles affiliated with Bluerock, (c) purchase or sale of apartment properties, including from or to Bluerock or its affiliates and (d) determinations of rental expense sharing between Bluerock and us under the Leasehold Cost-Sharing Agreement.

•
We have invested and anticipate that we will continue to invest in the redevelopment of existing properties and the development of new properties. These investments involve risks beyond those presented by stabilized, income-producing properties. These risks may diminish the return to our stockholders.

•
We may fail to maintain our qualification as a REIT for federal income tax purposes. We would then be subject to corporate level taxation and we would not be required to pay any distributions to our stockholders.

If we are unable to effectively manage the impact of these and other risks, our ability to meet our investment objectives would be substantially impaired. In turn, the value of our securities and our ability to make distributions would be materially reduced.

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
Unless otherwise indicated or the context requires otherwise, all references to “the Company,” “we,” “us” and “our” mean Bluerock Residential Growth REIT, Inc., a Maryland corporation, together with its consolidated subsidiaries, including, without limitation, Bluerock Residential Holdings, L.P., a Delaware limited partnership of which we are the sole general partner, which we refer to as our Operating Partnership. We refer to Bluerock Real Estate, L.L.C., a Delaware limited liability company, and its affiliate, Bluerock Real Estate Holdings, LLC, together as Bluerock or BRE, and we refer to our former external manager, BRG Manager, LLC, a Delaware limited liability company, as our former Manager. Both Bluerock and our former Manager are affiliated with the Company. References to our shares of Class A common stock on a “fully diluted basis” includes all outstanding shares of our Class A common stock, shares of our Class C common stock, units of limited partnership interest in our Operating Partnership, or OP Units, and long-term incentive plan units in our Operating Partnership, or LTIP Units, whether vested or unvested.
On October 31, 2017, we became an internally-managed REIT as a result of the completion of the management internalization transactions (the “Internalization”), and we are no longer externally managed by our former Manager. The owners of the former Manager are referred to as the Contributors.
Substantially all our business is conducted through our Operating Partnership.
The principal executive offices of our Company and the former Manager are located at 1345 Avenue of the Americas, 32nd Floor, New York, New York 10105. Our telephone number is (212) 843-1601.
Investments in Real Estate
As of December 31, 2019, we owned interests in fifty-three real estate properties, consisting of thirty-five consolidated operating properties and eighteen properties held through preferred equity and mezzanine loan investments. Of the property interests held through preferred equity and mezzanine loan investments, five are under development, four are in lease-up and nine properties are stabilized. The fifty-three properties contain an aggregate of 15,627 units, comprised of 11,746 consolidated operating units and 3,881 units through preferred equity and mezzanine loan investments. As of December 31, 2019, our consolidated operating properties were approximately 94.0% occupied. For more information regarding our investments, see “Item 2. Properties”.
Business and Growth Strategies
Our principal business objective is to generate attractive risk-adjusted investment returns by assembling a high-quality portfolio of apartment properties located in demographically attractive growth markets and by implementing our investment strategies and our “Live/Work/Play Initiatives” to achieve sustainable long-term growth in both our core funds from operations and net asset value.
Invest in Institutional-Quality Apartment Properties.   We acquire institutional-quality apartment properties where we believe we can create long-term value for our stockholders utilizing the following investment strategies.

•
Value-Add.   We invest in well-located institutional-quality apartment properties with strong and stable cash flows in demographically attractive knowledge economy growth markets where we believe there exists significant potential for medium-term capital appreciation through renovation or redevelopment, to reposition the asset and drive future rental growth.

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

•
Invest-to-Own.   We selectively invest in development of Class A properties in target markets where we believe we can capture significant development premiums upon completion. We generally use a mezzanine loan or convertible preferred equity structure which provides income during the development stage and/or the ability to capture development premiums at completion by exercising our conversion rights to take ownership.

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
Implement our Value Creation Strategies.   We intend to continue to focus on creating value at our properties utilizing our Value-Add, Opportunistic and Invest-to-Own investment strategies in order to maximize our return on investment. We work with each member of our network to evaluate property needs along with value-creation opportunities and create an asset-specific business plan to best position or reposition each property to drive rental growth and asset values. We then provide an aggressive asset management presence to manage our network partner and ensure execution of the plan, with the goal of driving rental growth and values.
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

Summary of Investments and Dispositions
The following table presents a summary of our investments during the years ended December 31, 2019, 2018 and 2017:
Properties Acquired	Location	Date Acquired	Ownership Interest	Number of Units
Preston View(1)	Morrisville, NC	2/17/2017	100%	382
Wesley Village(1)	Charlotte, NC	3/9/2017	100%	301
Marquis at Crown Ridge	San Antonio, TX	6/9/2017	90%	352
Marquis at Stone Oak	San Antonio, TX	6/9/2017	90%	335
Marquis at the Cascades	Tyler, TX	6/9/2017	90%	582
Marquis at TPC	San Antonio, TX	6/9/2017	90%	139
Villages of Cypress Creek	Houston, TX	9/8/2017	80%	384
Citrus Tower	Orlando, FL	9/28/2017	97%	336
Outlook at Greystone	Birmingham, AL	10/19/2017	100%	300
ARIUM Hunter’s Creek	Orlando, FL	10/30/2017	100%	532
ARIUM Metrowest	Orlando, FL	10/30/2017	100%	510
The Mills	Greenville, SC	11/29/2017	100%	304
The Links at Plum Creek	Castle Rock, CO	3/26/2018	88%	264
Sands Parc	Daytona Beach, FL	5/1/2018	100%	264
Plantation Park	Lake Jackson, TX	6/14/2018	80%	238
Veranda at Centerfield	Houston, TX	7/26/2018	93%	400
North Creek Apartments(2)	Leander, TX	10/29/2018	—	259
Wayforth at Concord(2)	Concord, NC	11/9/2018	—	150
Ashford Belmar	Lakewood, CO	11/15/2018	85%	512
Riverside Apartments(2)	Austin, TX	12/6/2018	—	222
The Park at Chapel Hill(3)	Chapel Hill, NC	1/23/2019	—	*
Element	Las Vegas, NV	6/27/2019	100%	200
Providence Trail	Mount Juliet, TN	6/27/2019	100%	334
Denim	Scottsdale, AZ	7/24/2019	100%	645
The Sanctuary	Las Vegas, NV	7/31/2019	100%	320
Mira Vista(2)	Austin, TX	9/17/2019	—	200
Thornton Flats(2)	Austin, TX	9/25/2019	—	104
Chattahoochee Ridge	Atlanta, GA	11/12/2019	90%	358
The District at Scottsdale	Scottsdale, AZ	12/11/2019	100%	332
Navigator Villas	Pasco, WA	12/18/2019	90%	176
Belmont Crossing(2)	Smyrna, GA	12/20/2019	—	192
Sierra Terrace(2)	Atlanta, GA	12/20/2019	—	135
Sierra Village(2)	Atlanta, GA	12/20/2019	—	154

(1)
Increased ownership in December 2017 from 91.8% to 100.0%.

(2)
The Company’s investment in the property is through a preferred equity investment with an unaffiliated third party.

(3)
The property is a development project.

*
The development is in the planning phase; project specifications are in process.

The following table presents a summary of our dispositions during the years ended December 31, 2019, 2018 and 2017:
Property Dispositions	Location	Date Sold	Ownership Interest in Property	Number of Units
Village Green of Ann Arbor	Ann Arbor, MI	2/22/2017	49%	520
Lansbrook Village	Palm Harbor, FL	4/26/2017	90%	621
Fox Hill	Austin, TX	5/24/2017	95%	288
MDA Apartments(1)	Chicago, IL	6/30/2017	35%	190
Wesley Village II(2)	Charlotte, NC	3/1/2019	100%	—
Preston View	Morrisville, NC	7/15/2019	100%	382
Leigh House(3)	Raleigh, NC	7/15/2019	—	245
Sorrel	Frisco, TX	7/15/2019	100%	352
Sovereign	Fort Worth, TX	7/15/2019	100%	322
ARIUM Palms	Orlando, FL	8/29/2019	100%	252
Marquis at Crown Ridge	San Antonio, TX	9/20/2019	90%	352
Marquis at Stone Oak	San Antonio, TX	9/20/2019	90%	335

(1)
Represents sale of the Company’s 35.3% joint venture interest in MDA Apartments.

(2)
Sale of undeveloped parcel of land.

(3)
Preferred equity investment.

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
Holders of shares of Series B Redeemable Preferred Stock, $0.01 par value per share (the “Series B Preferred Stock”), are entitled to receive, when and as authorized by our Board and declared by us out of legally available funds, cumulative cash dividends on each share of Series B Preferred Stock at an annual rate of six percent (6%) of the initial stated value of  $1,000 per share (the “Stated Value”). Dividends on each share of Series B Preferred Stock will begin accruing on, and will be cumulative from, the date of issuance or the end of the most recent dividend period for which dividends on the Series B Preferred Stock have been paid, payable monthly in arrears on the 5th day of each month to holders of record on the 25th day of the prior month; provided, however, that any such dividend may vary among holders of Series B Preferred Stock and may be prorated with respect to any shares of Series B Preferred Stock that were outstanding less than the total number of days in the dividend period immediately preceding the applicable dividend payment date, with the amount of any such prorated dividend being computed on the basis of the actual number of days in such dividend period during which such shares of Series B Preferred Stock were outstanding.
Holders of shares of 7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (the “Series C Preferred Stock”), will be entitled to receive cumulative cash dividends on the Series C Preferred Stock when, as and if authorized by our Board and declared by us from and including the date of original issue or the end of the most recent dividend period for which dividends on the Series C Preferred Stock have been paid, payable quarterly in arrears on each January 5th, April 5th, July 5th and October 5th of each year, commencing on October 5, 2016, to holders of record on each December 25th, March 25th, June 25th and September 25th, respectively. From the date of original issuance to, but not including, July 19, 2023, we will pay dividends on the Series C Preferred Stock at the rate of 7.625% per annum of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of  $1.90625 per share). Commencing July 19, 2023, we will pay cumulative cash dividends on the Series C Preferred Stock at an annual dividend rate of the initial rate increased by 2.0% of the liquidation preference per annum, which will increase by an additional 2.0% of the liquidation preference per annum on each subsequent anniversary thereafter, subject to a maximum annual dividend rate of 14.0%.
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
Holders of shares of Series T Redeemable Preferred Stock, $0.01 par value per share (the “Series T Preferred Stock”), are entitled to receive, when and as authorized by our Board and declared by us out of legally available funds, the following:
(i)   Cumulative cash dividends on each share of Series T Preferred Stock at an annual rate of six and 15/100 percent (6.15%) of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of  $1.5375 per share). Cash dividends on each share of Series T Preferred Stock will begin accruing on, and will be cumulative from, the date of issuance or the end of the most recent dividend period for which cash dividends on the Series T Preferred Stock have been paid, payable monthly in arrears on the 5th day of each month to holders of record on the 25th day of the prior month; provided, however, that any such cash dividend may vary among holders of Series T Preferred Stock and may be prorated with respect to any shares of Series T Preferred Stock that were outstanding less than the total number of days in the cash dividend period immediately preceding the applicable cash dividend payment date, with the amount of any such prorated dividend being computed on the basis of the actual number of days in such cash dividend period during which such shares of Series T Preferred Stock were outstanding; and

(ii)   Annual stock dividends on each share of Series T Preferred Stock, payable in shares of Series T Preferred Stock, each at an annual rate of 0.2% of the $25.00 liquidation preference per share, for each of the first five (5) years from and including the later of   (i) the year 2020 or (ii) the year of original issuance of each such share of Series T Preferred Stock, payable annually in arrears on the 29th day of December to eligible holders of record on the 24th day of December of each such year.
Holders of shares of Class A common stock, $0.01 par value per share (the “Class A common stock”), and Class C common stock $0.01 par value per share (the “Class C common stock”), will be entitled to receive cash dividends when, as and if authorized by our Board and declared by us. The common share dividend is paid on a quarterly basis, currently at an annual dividend rate of  $0.65 per common share. The Board considered a number of factors in setting the current common stock dividend rate, including but not limited to achieving a sustainable dividend covered by core funds from operation (“CFFO”), multifamily and small cap peer dividend rates and payout ratios, providing financial flexibility for the Company, and achieving an appropriate balance between the retention of capital to invest and grow net asset value and the importance of current distributions.
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
Our current portfolio consists of interests in fifty-three apartment communities, comprised of thirty-five consolidated operating properties and eighteen properties held through preferred equity and mezzanine loan investments, located primarily in markets in the Southern United States. Any adverse developments in local economic conditions or the demand for apartment units in these markets may negatively impact our results of operations.
Our current portfolio of properties consists primarily of apartment communities and development communities geographically concentrated in the Southern United States, and our portfolio going forward may consist primarily of the same. For the year ended December 31, 2019, properties in Florida, Texas, Georgia, and North Carolina comprised 35%, 26%, 11%, and 10%, respectively, of our total rental revenue. As such, we are currently susceptible to local economic conditions and the supply of and demand for apartment units in these markets. If there is a downturn in the economy or an oversupply of or decrease in demand for apartment units in these markets, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.

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
Fannie Mae and Freddie Mac are a major source of financing for the apartment real estate sector. We and other apartment companies in the apartment real estate sector depend frequently on Fannie Mae and Freddie Mac to finance growth by purchasing or guarantying apartment loans. Prior initiatives in the recent past, including proposed legislation, have sought to wind down Fannie Mae and Freddie Mac. Any decision by the government to eliminate or downscale Fannie Mae or Freddie Mac, to reduce their acquisitions or guarantees of apartment real estate mortgage loans, or to reduce government support for multi-family housing more generally, may adversely affect interest rates, capital availability, development of multi-family communities and our ability to refinance our existing mortgage obligations as they come due and to obtain additional long-term financing for the acquisition of additional apartment communities on favorable terms or at all.
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
From inception of our Company through December 31, 2018, we had a cumulative net loss of $30.6 million. Our losses can be attributed, in part, to acquisition costs and depreciation and amortization expenses, which substantially reduced our income. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.
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
We have very limited sources of capital other than cash from property operations and the proceeds of offerings of our securities to meet our primary liquidity requirements.
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
Under Maryland law, our charter, our bylaws and the terms of certain indemnification agreements with our directors and employment or services agreements with our executive officers, we may generally indemnify our officers, our directors, and their respective affiliates to the maximum extent permitted by Maryland law. Maryland law permits us to indemnify our present and former directors and officers, among others, against judgments, penalties, fines, settlements and reasonable expenses actually incurred by them in connection with any proceeding to which they may be made or threatened to be made a party by reason of their service in those or other capacities unless it is established that: (1) the act or omission of the director or officer was material to the matter giving rise to the proceeding and (i) was committed in bad faith or (ii) was the result of active and deliberate dishonesty; (2) the director or officer actually received an improper personal benefit in money, property or services; or (3) in the case of any criminal proceeding, the director or officer had reasonable cause to believe that the act or omission was unlawful. As a result, we and our stockholders may have more limited rights against our directors, officers, employees and agents, and their affiliates, than might otherwise exist under common law. In addition, we may be obligated to fund the defense costs incurred by our directors, officers, employees and agents in some cases.
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
Our Board may amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue and may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any such stock. Our Board has authorized a total of 250,000,000 shares of preferred stock for issuance, of which, as of December 31, 2019, there are issued and outstanding 5,721,460 shares of Series A Preferred Stock, 536,695 shares of Series B Preferred Stock, 2,323,750 shares of Series C Preferred Stock, 2,850,602 shares of Series D Preferred Stock, and 17,400 shares of Series T Preferred Stock, all of which are senior to our common stock with respect to priority of dividend payments and rights upon liquidation, dissolution or winding up. Our Board could also authorize the issuance of up to approximately 197,900,000 additional shares of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.
We depend on our key employees. There is no guarantee that our key employees will remain employed with us for any specified period of time, and will not engage in competitive activities if they cease to be employed with us.
We depend on our key employees. In particular, our success depends to a significant degree upon the contributions of Messrs. Kamfar, Babb, MacDonald, Ruddy, Vohs, and DiFranco, who each entered into employment agreements with us, and Mr. Konig, who entered into a services agreement with us through his wholly-owned law firm, Konig & Associates, LLC, on substantially the same terms as the employment agreements. Each such agreement became effective upon the closing of the Internalization (except Mr. DiFranco’s, which became effective on November 5, 2018) and each (including Mr. DiFranco’s) has an initial term through and including December 31, 2020. The departure or the loss of the services of Messrs. Kamfar, Babb, MacDonald, Ruddy, Vohs, DiFranco or Konig could have a material adverse effect on our business, financial condition, results of operations and ability to effectively operate our business.
Further, the employment and services agreements we entered into with each of Messrs. Kamfar, Babb, MacDonald, Ruddy, Vohs, DiFranco and Konig contain certain restrictions on these executives, including a restriction on engaging in activities that are deemed competitive to our business. Although we believe these covenants to be enforceable under current law in the states in which we do business, there can be no guarantee that if our executives were to breach these covenants and engage in competitive activities, a court of law would fully enforce these restrictions. If these executives were to terminate their employment or service relationship with us and engage in competitive activities, such activities could have a material adverse effect on our business, financial condition and results of operations.

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
•
Competition for the time and services of Bluerock personnel that work for us and our affiliates under the Administrative Services Agreement; and

•
Determinations of rental expense sharing between Bluerock and us under the Leasehold Cost-Sharing Agreement.

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
As of February 6, 2020, Mr. Kamfar and Bluerock, in which Mr. Kamfar owns a majority equity interest, beneficially owned approximately 16.8% of our outstanding Class A common stock and Class C common stock on a fully diluted basis. While the shares of Class C common stock issued in connection with the Internalization were not designed to provide for disproportionate voting rights, the issuance of such Class C common stock resulted in Mr. Kamfar controlling significant voting power in matters submitted to a vote of our Class A common stockholders as a result of his beneficial ownership of Class C common stock (which gives him voting power equal to the economic interest in the Company issued to Bluerock in the form of OP Units as if all of those OP Units were redeemed for shares of Class A common stock), including the election of directors. Mr. Kamfar may have interests that differ from our other stockholders, including by reason of his direct or indirect interest in our Operating Partnership, and may accordingly vote in ways that may not be consistent with the interests of those other stockholders. In addition, our other executive officers beneficially own approximately 6.7% of our outstanding Class A common stock and Class C common stock on a fully diluted basis. As a result of Bluerock and our executive officers’ significant ownership in our Company, Bluerock and/or our executive officers will have significant influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including the ability to control the outcome of matters submitted to our stockholders for approval such as the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In particular, this concentrated voting control could delay, defer or prevent a change of control, merger, consolidation or sale of all or substantially all of our assets that our other stockholders and our Board’s support. Conversely, the concentrated voting control held by Bluerock and/or our executive officers could result in the consummation of such a transaction that our other stockholders and our Board do not support.
Certain of our executive officers have interests that may conflict with the interests of stockholders.
Messrs. Kamfar, MacDonald, Ruddy, Vohs, DiFranco and Konig are also affiliated with or are executive and/or senior officers of Bluerock and their affiliates. These individuals may have personal and professional interests that conflict with the interests of our stockholders with respect to business decisions affecting us and our Operating Partnership. As a result, the effect of these conflicts of interest on these individuals may influence their decisions affecting the negotiation and consummation of the transactions whereby we acquire apartment properties in the future from Bluerock or its affiliates, or in the allocation of investment opportunities to us by Bluerock or its affiliates.
Messrs. Kamfar, MacDonald, Ruddy, Vohs, DiFranco and Konig will have competing demands on their time and attention.
Messrs. Kamfar, MacDonald, Ruddy, Vohs, DiFranco and Konig have competing demands on their respective time and attention, principally with respect to the provision of services to certain outside entities affiliated with Bluerock. Such competing demands are not expected to be different from those that existed prior to the Internalization, but there is no assurance those demands will not increase and may result in these individuals devoting time to such outside entities in a manner that could adversely affect our business. Under their respective employment or services agreements (as applicable), Mr. Kamfar and certain of our other executive officers are permitted to devote time to certain outside activities, so long as those duties and activities do not unreasonably interfere with the performance of their respective duties to us.
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
As of December 31, 2019, twelve of our investments in equity interests in real property have been made through joint venture arrangements with affiliates of Bluerock, as well as unaffiliated third parties. While we have no current expectation of investing in additional development projects with affiliates of Bluerock in the future, in the event such opportunities arise that we determine to be in the best interest of our stockholders, it is likely that we will work together with such Bluerock affiliates to apportion the investments among us and such other programs in accordance with the investment objectives of the various programs, with our Company initially taking a senior or preferred capital position to such affiliates in the development project and having the right to elect into common ownership with such programs under certain conditions. The negotiation of such investments will not be at arm’s-length and conflicts of interest will arise in the process. We cannot assure you that we will be as successful as we otherwise would be if we enter into joint venture arrangements with programs sponsored by Bluerock or with affiliates of Bluerock. It is possible that we could pay more for an asset in this type of transaction than we would pay in an arm’s-length transaction with an unaffiliated third party.
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
We may be adversely affected by changes in LIBOR reporting practices, the method in which LIBOR is determined or the use of alternative reference rates.
As of December 31, 2019, we had approximately $305.5 million of mortgages payable and revolving credit facilities outstanding that are indexed to the London Interbank Offered Rate (“LIBOR”). In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. The Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions, has proposed replacing USD-LIBOR with a new index calculated by short-term repurchase agreements — the Secured Overnight Financing Rate (“SOFR”). At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Such developments and any other legal or regulatory changes in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our mortgages payable and revolving credit facilities that are indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.
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
Higher debt levels cause us to incur higher interest charges, resulting in higher debt service payments, and may be accompanied by restrictive covenants. Interest we pay reduces cash available for distribution to stockholders. Additionally, with respect to our variable rate debt, increases in interest rates increase our interest costs, which reduces our cash flow and our ability to make distributions to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments and could result in a loss. In addition, if we are unable to service our debt payments, our lenders may foreclose on our interests in the real property that secures the loans we have entered into.

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
Our organizational documents permit us to make distributions from any source, including the net proceeds from an offering. There is no limit on the amount of offering proceeds we may use to pay distributions. We have funded and may continue to fund distributions from the net proceeds of our offerings, borrowings and the sale of assets to the extent distributions exceed our earnings or cash flows from operations. While our policy is generally to pay distributions from cash flow from operations, our distributions through December 31, 2019 have been paid from proceeds from our underwritten and continuous offerings and at the market (“ATM”) offerings, and sales of assets, and may in the future be paid from additional sources, such as from borrowings. To the extent we fund distributions from sources other than cash flow from operations, such distributions may constitute a return of capital and we will have fewer funds available for the acquisition of properties and your overall return may be reduced. Further, to the extent distributions exceed our earnings and profits, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder will be required to recognize capital gain.
We have issued Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock and intend to issue additional Series T Preferred Stock under our continuous offering, which, along with future issuances of debt securities and preferred equity, ranks senior to our Class A common stock in priority of dividend payment and upon liquidation, dissolution and winding up, and may adversely affect the trading price of our Class A common stock.
As of December 31, 2019, we have issued and outstanding 5,721,460 shares of Series A Preferred Stock, 536,695 shares of Series B Preferred Stock, 2,323,750 shares of Series C Preferred Stock, 2,850,602 shares of Series D Preferred Stock and 17,400 shares of Series T Preferred Stock, and are offering up to an additional 31,982,600 shares of Series T Preferred Stock in our continuous offering, all of which are senior to our common stock with respect to priority of dividend payments and rights upon liquidation, dissolution or winding up. The Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock may limit our ability to make distributions to holders of our Class A common stock. In the future, we may issue debt or additional preferred equity securities or incur other borrowings. Upon our liquidation, holders of our debt securities, other loans and Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock and additional preferred stock, if any, will receive a distribution of our available assets before common stockholders. Any additional preferred stock, if issued, likely will also have a preference on periodic distribution payments, which could eliminate or otherwise limit our ability to make distributions to holders of our Class A common stock and Class C common stock. Holders of shares of our Class A common stock bear the risk that our future issuances of debt or equity securities, including Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock or our incurrence of other borrowings may negatively affect the trading price of our Class A common stock.
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
Redemption of our Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock for shares of our Class A common stock will dilute the ownership interest of existing holders of our Class A common stock, including stockholders whose shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock were previously redeemed for shares of our Class A common stock, and stockholders whose shares of Series B Preferred Stock or Series T Preferred Stock were previously converted into shares of our Class A common stock or whose Warrants were previously exercised for shares of our Class A common stock.
Commencing on October 21, 2022, the holders of shares of our Series A Preferred Stock have the option to cause us to redeem their shares at a redemption price of  $25.00 per share, plus an amount equal to all accrued but unpaid dividends. In addition, commencing on the date of original issuance of the shares of Series B Preferred Stock, the holders of shares of Series B Preferred Stock may require us to redeem such shares at a redemption price equal to their stated value (initially $1,000 per share), less a declining redemption fee (if applicable), plus an amount equal to any accrued but unpaid dividends. Further, commencing on July 19, 2023, the holders of shares of our Series C Preferred Stock have the option to cause us to redeem their shares at a redemption price of  $25.00 per share, plus an amount equal to all accrued but unpaid dividends. In addition, commencing on the date of original issuance of the shares of Series T Preferred Stock, the holders of shares of Series T Preferred Stock may require us to redeem such shares at a redemption price equal to their stated value (initially $25.00 per share), less a declining redemption fee (if applicable), plus an amount equal to any accrued but unpaid dividends. The redemption price for any such redemptions of shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock is payable, in our sole discretion, in cash or in equal value of shares of our Class A common stock, at our option. The redemption of our Series A Preferred Stock, our Series B Preferred Stock, our Series C Preferred Stock or our Series T Preferred Stock for shares of our Class A common stock may result in the dilution of some or all of the ownership interests of existing stockholders, including stockholders whose shares of Series A Preferred Stock, Series B Preferred Stock Series C Preferred Stock or Series T Preferred Stock were previously redeemed for shares of our Class A common stock, and stockholders whose shares of Series B Preferred Stock or Series T Preferred Stock were previously converted into shares of our Class A common stock or whose Warrants were previously exercised for shares of our Class A common stock. Any sales in the public market of our Class A common stock issuable upon any such redemption could adversely affect prevailing market prices of our Class A common stock. In addition, any redemption of our Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock for shares of our Class A common stock could depress the price of our Class A common stock.
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

Risks Related to Offerings of our Series A Preferred Stock, our Series B Preferred Stock, our Series C Preferred Stock, our Series D Preferred Stock and/or our Series T Preferred Stock
Because we conduct substantially all of our operations through our Operating Partnership, our ability to pay dividends on any of our Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock depends almost entirely on the distributions we receive from our Operating Partnership. We may not be able to pay dividends regularly on our Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock or Series T Preferred Stock.
We may not be able to pay dividends on a regular quarterly basis in the future on any of our Series A Preferred Stock, Series C Preferred Stock or Series D Preferred Stock, or on a monthly basis in the future on our Series B Preferred Stock or Series T Preferred Stock. We have contributed, and intend to contribute in the future, the entire net proceeds from the offerings of all such series of preferred stock to our Operating Partnership in exchange for Series A Preferred Units, Series B Preferred Units, Series C Preferred Units, Series D Preferred Units and Series T Preferred Units (as applicable) that have substantially the same economic terms as the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and Series T Preferred Stock (respectively). Because we conduct substantially all of our operations through our Operating Partnership, our ability to pay dividends on the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock will depend almost entirely on payments and distributions we receive on our interests in our Operating Partnership. If our Operating Partnership fails to operate profitably and to generate sufficient cash from operations (and the operations of its subsidiaries), we may not be able to pay dividends on the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock or Series T Preferred Stock. Furthermore, any new shares of preferred stock on parity with any such series of preferred stock will substantially increase the cash required to continue to pay cash dividends at stated levels. Any common stock or preferred stock that may be issued in the future to finance acquisitions, upon exercise of stock options or otherwise, would have a similar effect.
Your interests in our Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and/or Series T Preferred Stock could be subordinated and/or diluted by the incurrence of additional debt, the issuance of additional shares of preferred stock, including additional shares of any or all of the foregoing series of preferred stock, and by other transactions.
As of December 31, 2019, our total long-term mortgage indebtedness was approximately $1,435.0 million and our credit facilities were approximately $18.0 million, and we may incur significant additional debt in the future. Each of the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series T Preferred Stock is subordinate to all of our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. In addition, our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and as of December 31, 2019, we have issued and outstanding 5,721,460 shares of Series A Preferred Stock, 536,695 shares of Series B Preferred Stock, 2,323,750 shares of Series C Preferred Stock, 2,850,602 shares of Series D Preferred Stock and 17,400 shares of Series T Preferred Stock. The issuance of additional preferred stock on parity with or senior to any or all of the foregoing series of preferred stock would dilute the interests of the holders of shares of preferred stock of the applicable series, and any issuance of preferred stock senior to the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock or Series T Preferred Stock or any issuance of additional indebtedness, could affect our ability to pay dividends on, redeem or pay the liquidation preference on any or all of the foregoing series of preferred stock. We may issue preferred stock on parity with any or all of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and/or Series T Preferred Stock without the consent of the holders of shares of preferred stock of the applicable series. Other than the Asset Coverage Ratio (as defined below) with respect to the Series A Preferred Stock and Series C Preferred Stock and the right of holders to cause us to redeem the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock or to convert the Series D Preferred Stock, upon a Change of Control/Delisting (as defined below), none of the provisions relating to any of the foregoing series of preferred stock relate to or limit our indebtedness or afford the holders of shares thereof protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of such shares.
In the event a holder of our Series A Preferred Stock exercises a Redemption at Option of Holder on or after October 21, 2022, a holder of our Series B Preferred Stock exercises their redemption option, a holder of our Series C Preferred Stock exercises a Redemption at Option of Holder on or after July 19, 2023, or a holder of Series T Preferred Stock exercises their redemption option we may redeem such shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock, as applicable, either for cash, or for shares of our Class A common stock, or any combination thereof, in our sole discretion.
If we choose to so redeem for Class A common stock, the holder will receive shares of our Class A common stock and therefore be subject to the risks of ownership thereof. See “— Risks Related to an Offering of our Class A Common Stock.” Ownership of shares of our Series A Preferred Stock, shares of our Series B Preferred Stock, shares of our Series C Preferred Stock or shares of Series T Preferred Stock will not give you the rights of holders of our common stock. Until and unless you receive shares of our Class A common stock upon redemption, you will have only those rights applicable to holders of our Series A Preferred Stock, our Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock (as applicable).
The Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series T Preferred Stock have not been rated.
We have not sought to obtain a rating for the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock or the Series T Preferred Stock. No assurance can be given, however, that one or more rating agencies might not independently determine to issue such ratings or that such a rating, if issued, would not adversely affect the market price of the applicable series of preferred stock. In addition, we may elect in the future to obtain a rating of the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and/or Series T Preferred Stock, which could adversely impact the market price of the applicable series. Ratings only reflect the views of the rating agency or agencies issuing the ratings and such ratings could be revised downward, placed on negative outlook or withdrawn entirely at the discretion of the issuing rating agency if in its judgment circumstances so warrant. While ratings do not reflect market prices or the suitability of a security for a particular investor, such downward revision or withdrawal of a rating could have an adverse effect on the market price of the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock or the Series T Preferred Stock. It is also possible that the Series A Preferred Stock, Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and/or Series T Preferred Stock will never be rated.
Dividend payments on the Series A Preferred Stock, on the Series B Preferred Stock, on the Series C Preferred Stock, on the Series D Preferred Stock and on the Series T Preferred Stock are not guaranteed.
Although dividends on each of the Series A Preferred Stock, on the Series B Preferred Stock, on the Series C Preferred Stock, on the Series D Preferred Stock and on the Series T Preferred Stock are cumulative, our Board must approve the actual payment of such distributions. Our Board can elect at any time or from time to time, and for an indefinite duration, not to pay any or all accrued distributions. Our Board could do so for any reason, and may be prohibited from doing so in the following instances:
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

We intend to use the net proceeds from any offerings of the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and/or the Series T Preferred Stock to fund future investments and for other general corporate and working capital purposes, but any such offerings will not be conditioned upon the closing of pending property investments and we will have broad discretion to determine alternative uses of proceeds.
We intend to use a portion of the net proceeds from any offerings of our Series A Preferred Stock, our Series B Preferred Stock, our Series C Preferred Stock, our Series D Preferred Stock and/or our Series T Preferred Stock to fund future investments and for other general corporate and working capital purposes. However, the offerings will not be conditioned upon the closing of definitive agreements to acquire or invest in any properties. We will have broad discretion in the application of the net proceeds from any such offerings, and holders of our Series A Preferred Stock, our Series B Preferred Stock, our Series C Preferred Stock, our Series D Preferred Stock and our Series T Preferred Stock will not have the opportunity as part of their investment decision to assess whether the net proceeds are being used appropriately. Because of the number and variability of factors that will determine our use of the net proceeds from any such offerings, their ultimate use may vary substantially from their currently intended use, and result in investments that are not accretive to our results from operations.
If we are required to make payments under any “bad boy” carve-out guaranties, recourse guaranties, and completion guaranties that we may provide in connection with certain mortgages and related loans in connection with an event that constitutes a Change of Control or Change of Control/Delisting, our business and financial results could be materially adversely affected.
In causing our subsidiaries to obtain certain nonrecourse loans, we may provide standard carve-out guaranties. These guaranties are generally only applicable if and when the borrower directly, or indirectly through agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or improper (commonly referred to as “bad boy” guaranties). We also may enter into recourse guaranties with respect to future mortgages, or provide credit support to development projects through completion guaranties, which also could increase risk of repayment. In some circumstances, pursuant to guarantees to which we are a party or that we may enter into in the future, our obligations pursuant to such “bad boy” carve-out guaranties and other guaranties may be triggered by a Change of Control or Change of Control/Delisting, because, among other things, such an event may result indirectly in a change of control of the applicable borrower. Because a Change of Control while any Series B Preferred Stock or Series T Preferred Stock is outstanding, or a Change of Control/Delisting while any Series A Preferred Stock or Series C Preferred Stock is outstanding, also triggers a right of redemption for cash by the holders thereof, the effect of a Change of Control or Change of Control/Delisting could negatively impact our liquidity and overall financial condition, and could negatively impact the ability of holders of shares of our Series B Preferred Stock, Series A Preferred Stock, Series C Preferred Stock or Series T Preferred Stock to receive dividends or other amounts on their shares of such Series B Preferred Stock, Series A Preferred Stock, Series C Preferred Stock or Series T Preferred Stock.
There is a risk of delay in our redemption of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock and we may fail to redeem such securities as required by their terms.
Substantially all of the investments we presently hold and the investments we expect to acquire in the future are, and will be, illiquid. The illiquidity of our investments may make it difficult for us to obtain cash quickly if a need arises. If we are unable to obtain sufficient liquidity prior to a redemption date, we may be forced to, among other things, engage in a partial redemption or to delay a required redemption. If this were to occur, the market price of shares of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock might be adversely affected, and stockholders entitled to a redemption payment may not receive payment.
The Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and the Series T Preferred Stock will bear a risk of early redemption by us.
We may voluntarily redeem some or all of the Series A Preferred Stock solely for cash, on or after October 21, 2020. We may also voluntarily redeem some or all of the Series B Preferred Stock, for cash or equal value of shares of our Class A common stock, two years after the issuance date. In addition, we may voluntarily redeem some or all of the Series C Preferred Stock, solely for cash, on or after July 19, 2021. Finally, we may voluntarily redeem some or all of the Series D Preferred Stock solely for cash, on or after October 13, 2021. We may also voluntarily redeem some or all of the Series T Preferred Stock, for cash or equal value of shares of our Class A common stock, two years after the issuance date. Any such redemptions may occur at a time that is unfavorable to holders of such preferred stock. We may have an incentive to redeem the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock or Series T Preferred Stock voluntarily if market conditions allow us to issue other preferred stock or debt securities at an interest or distribution rate that is lower than the distribution rate on the applicable series of preferred stock. Given the potential for early redemption of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock, holders of such shares may face an increased reinvestment risk, which is the risk that the return on an investment purchased with proceeds from the sale or redemption of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock or Series T Preferred Stock may be lower than the return previously obtained from the investment in such shares.
Holders of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and/or Series T Preferred Stock should not expect us to redeem all or any such shares on the date they first become redeemable or on any particular date after they become redeemable.
Except in limited circumstances related to our ability to qualify as a REIT, our compliance with our Asset Coverage Ratio, or a special optional redemption in connection with a Change of Control/Delisting, the Series A Preferred Stock may be redeemed by us at our option, either in whole or in part, only on or after October 21, 2020, and the Series C Preferred Stock may be redeemed by us at our option, either in whole or in part, only on or after July 19, 2021. Except in limited circumstances related to our ability to qualify as a REIT or a special optional redemption in connection with a Change of Control/Delisting, the Series B Preferred Stock or Series T Preferred Stock may be redeemed by us at our option, either in whole or in part, only on or after two years from the issuance date, and the Series D Preferred Stock may be redeemed by us at our option, either in whole or in part, only on or after October 13, 2021. Any decision we make at any time to propose a redemption of any such series of preferred stock will depend upon, among other things, our evaluation of our capital position and general market conditions at the time. It is likely that we would choose to exercise our optional redemption right only when prevailing interest rates have declined, which would adversely affect the ability of holders of shares of the applicable series of preferred stock to reinvest proceeds from the redemption in a comparable investment with an equal or greater yield to the yield on such series of preferred stock had their shares not been redeemed. In addition, there is no penalty or premium payable on redemption, and the market price of the shares of such series of preferred stock may not exceed the liquidation preference at the time the shares become redeemable for any reason.
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

We may not have sufficient funds to redeem the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and/or Series T Preferred Stock upon a Change of Control/Delisting.
A “Change of Control/Delisting” is when, after the original issuance of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock or Series T Preferred Stock any of the following has occurred and is continuing:
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

•
our Class A common stock ceases to be listed or quoted on a national securities exchange in the United States; or

•
at least a majority of our Board ceases to be constituted of directors who were either a member of our Board on October 21, 2015 (February 24, 2016 for Series B Preferred Stock, and November 13, 2019 for Series T Preferred Stock), or who became a member of our Board subsequent to that date and whose appointment, election or nomination for election by our stockholders was duly approved by a majority of the continuing directors on our Board at the time of such approval, either by a specific vote or by approval of the proxy statement issued by our Company on behalf of our Board in which such individual is named as nominee for director (each, a “Continuing Director”).

Upon the occurrence of a Change of Control/Delisting, unless we have exercised our right to redeem the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock or Series T Preferred Stock, each holder of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock will have the right to require us to redeem all or any part of such stockholder’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock at a price equal to the liquidation preference per share, plus an amount equal to any accumulated and unpaid dividends up to and including the date of payment (and each holder of Series D Preferred Stock will have the right to require us to convert all or some of their Series D Preferred Stock into shares of our Class A common stock (or equivalent value of alternative consideration)). If we experience a Change of Control/Delisting, there can be no assurance that we would have sufficient financial resources available to satisfy our obligations to redeem the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock, and any guarantees or indebtedness that may be required to be repaid or repurchased as a result of such event. Our failure to redeem the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock could have material adverse consequences for us and the holders of the applicable series of preferred stock. In addition, the special optional redemption in connection with a Change of Control/Delisting feature of the Series A Preferred Stock, Series C Preferred Stock or Series D Preferred Stock may have the effect of inhibiting a third party from making an acquisition proposal for the Company, or of delaying, deferring or preventing a change of control of the Company under circumstances that otherwise could provide the holders of our Class A common stock, Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D

Preferred Stock or Series T Preferred Stock with the opportunity for liquidity or the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.
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
Holders of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock will be subject to inflation risk.
Inflation is the reduction in the purchasing power of money resulting from the increase in the price of goods and services. Inflation risk is the risk that the inflation-adjusted, or “real,” value of an investment in preferred stock or the income from that investment will be worth less in the future. As inflation occurs, the real value of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock and dividends payable on such shares decline.
Holders of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock have extremely limited voting rights.
The voting rights of holders of shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock will be extremely limited. Our common stock is the only class or series of our stock carrying full voting rights. Voting rights for holders of shares of Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock exist primarily with respect to the ability to elect two additional directors in the event that dividends for each of six quarterly dividend periods payable on the applicable series of such preferred stock are in arrears, and with respect to voting on amendments to our charter that materially and adversely affect the rights of the applicable series of such preferred stock or, with holders of Series B Preferred Stock and Series T Preferred Stock, the creation of additional classes or series of preferred stock that are senior to the applicable series of such preferred stock with respect to a liquidation, dissolution or winding up of our affairs. Holders of Series A Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock have certain additional limited voting rights with respect to amendments to our charter that alter only the contract rights set forth therein of either (a) such series of preferred stock alone, or (b) of any preferred stock (i) ranking on parity with such series of preferred stock with respect to dividend rights and rights upon our liquidation, dissolution or winding up, and (ii) upon which like voting rights have been conferred (which preferred stock currently includes the Series A Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and Series T Preferred Stock, but does not include the Series B Preferred Stock). Other than in these limited circumstances, holders of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and Series T Preferred Stock will generally not have voting rights.
The amount of the liquidation preference is fixed and holders of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock will have no right to receive any greater payment.
The payment due upon liquidation is fixed at the liquidation preference of  $25.00 per share of Series A Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock, and $1,000.00 per share of Series B Preferred Stock, plus an amount equal to all accrued and unpaid dividends thereon, to, but not including, the date of liquidation, whether or not authorized or declared. If, in the case of our liquidation, there are remaining assets to be distributed after payment of this amount, you will have no right to receive or to participate in these amounts. Further, if the market price of a holder’s shares of Series A Preferred Stock, Series C Preferred Stock or Series D Preferred Stock is greater than the liquidation preference, the holder will have no right to receive the market price from us upon our liquidation.
Our charter and the articles supplementary establishing each of the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series T Preferred Stock each contain restrictions upon ownership and transfer of such preferred stock which may impair the ability of holders to acquire such preferred stock and the shares of our common stock into which shares thereof may be converted, at the Company’s option, pursuant to the redemption at the option of the holder under certain circumstances. In addition, the Warrant Agreement governing the Warrants issued in connection with the Series B Preferred Stock contains similar restrictions upon ownership and transfer of Warrants, which may impair the ability of holders to acquire Warrants and the shares of our common stock for which such Warrants may be exercisable.
Our charter and the articles supplementary establishing the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock, and the Series T Preferred Stock, and the Warrant Agreement with respect to the Warrants issued in connection with the Series B Preferred Stock, each contain restrictions on ownership and transfer of each such series of preferred stock and the Warrants, which restrictions are intended to assist us in maintaining our qualification as a REIT for federal income tax purposes. For example, to assist us in qualifying as a REIT, the articles supplementary establishing each of the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock,

the Series D Preferred Stock and the Series T Preferred Stock (respectively) prohibit anyone from owning, or being deemed to own by virtue of the applicable constructive ownership provisions of the Code, more than 9.8% in value or number of shares, whichever is more restrictive, of the outstanding Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock or Series T Preferred Stock (as applicable). Additionally, the Warrant Agreement prohibits any person from beneficially or constructively owning more than 9.8% of our Warrants, and provides that Warrants may not be exercised to the extent such exercise would result in the holder’s beneficial or constructive ownership of more than 9.8%, in number or value, whichever is more restrictive, of our outstanding shares of common stock, or more than 9.8% in value of our outstanding capital stock. You should consider these ownership limitations prior to a purchase of shares of any such series of preferred stock. The restrictions could also have anti-takeover effects and could reduce the possibility that a third party will attempt to acquire control of us, which could adversely affect the market price of the Series A Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock.
Our ability to pay dividends or redeem shares is limited by the requirements of Maryland law.
Our ability to pay dividends on or redeem shares of the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series T Preferred Stock is limited by the laws of Maryland. Under applicable Maryland law, a Maryland corporation generally may not make a distribution (including a dividend or redemption) if, after giving effect to the distribution, the corporation would not be able to pay its debts as the debts become due in the usual course of business, or the corporation’s total assets would be less than the sum of its total liabilities plus, unless the corporation’s charter provides otherwise, the amount that would be needed, if the corporation were dissolved at the time of the distribution, to satisfy the preferential rights upon dissolution of stockholders whose preferential rights are superior to those receiving the distribution. Accordingly, we generally may not make a distribution on the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock or the Series T Preferred Stock if, after giving effect to the distribution, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus, unless the terms of such class or series provide otherwise, the amount that would be needed to satisfy the preferential rights upon dissolution of the holders of shares of any class or series of preferred stock then outstanding, if any, with preferences senior to those of the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series T Preferred Stock. Any dividends or redemption payments may be delayed or prohibited.
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
If our Class A common stock is no longer listed on the NYSE American or another national securities exchange, we will be required to terminate any continuous offering(s) of Series B Preferred Stock and/or Series T Preferred Stock.
The Series B Preferred Stock and the Series T Preferred Stock are “covered securities” and therefore are not subject to registration under the state securities, or “Blue Sky,” regulations in the various states in which it may be sold due to its seniority to our Class A common stock, which is listed on the NYSE American. If our Class A common stock is no longer listed on the NYSE American or another appropriate exchange, we will be required to register any offering of Series B Preferred Stock or Series T Preferred Stock in any state in which such offering were subsequently made. This would require the termination of any continuous offering(s) of Series B Preferred Stock or Series T Preferred Stock and could result in our raising an amount of gross proceeds that is substantially less than the amount of the gross proceeds we expect to raise if the maximum offering amounts are sold. This would reduce our ability to make additional investments and limit the diversification of our portfolio.
Although the Warrants are not “covered securities,” most states include an exemption from securities registration for warrants that are exercisable into a listed security. Therefore, the Warrants are subject to state securities registration in any state that does not provide such an exemption and any offering of Series B Preferred Stock must be registered in order to sell the Warrants in such states.
To the extent that our distributions represent a return of capital for tax purposes, stockholders may recognize an increased gain or a reduced loss upon subsequent sales (including cash redemptions) of their shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock or Series T Preferred Stock.
The dividends payable by us on the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series T Preferred Stock may exceed our current and accumulated earnings and profits as determined for U.S. federal income tax purposes. If that were to occur, it would result in the amount of distributions that exceed our earnings and profits being treated first as a return of capital to the extent of the stockholder’s adjusted tax basis in the stockholder’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock and then, to the extent of any excess over the stockholder’s adjusted tax basis in the stockholder’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock, as capital gain. Any distribution that is treated as a return of capital will reduce the stockholder’s adjusted tax basis in the stockholder’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock, and subsequent sales (including cash redemptions) of such stockholder’s Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock will result in recognition of an increased taxable gain or reduced taxable loss due to the reduction in such adjusted tax basis.
There is no public market for our Series B Preferred Stock, Warrants, or Series T Preferred Stock, and we do not expect one to develop.
There is no public market for the Series B Preferred Stock or Warrants offered in the Series B Preferred Stock offering, or for the Series T Preferred Stock offered in the Series T Preferred Stock offering, and we currently have no plan to list the Series B Preferred Stock, the Warrants, or the Series T Preferred Stock on a securities exchange or to include such shares for quotation on any national securities market. Additionally, our charter contains restrictions on the ownership and transfer of our securities, including our Series B Preferred Stock and Series T Preferred Stock, and these restrictions may inhibit the ability to sell shares of our Series B Preferred Stock or our Warrants, and/or shares of our Series T Preferred Stock, promptly or at all. Furthermore, the Warrants will expire four years from the date of issuance. If holders are able to sell the Series B Preferred Stock, Warrants, or Series T Preferred Stock, they may only be able to be sold at a substantial discount from the price originally paid. Therefore, Units comprised of shares of Series B Preferred Stock and Warrants, and/or shares of Series T Preferred Stock, should in each case be purchased only as a long-term investment. After one year from the date of issuance, the Warrants will be exercisable at the option of the holder for shares of our Class A common stock, which currently are publicly traded on the NYSE American. Beginning immediately upon original issuance of any share of Series B Preferred Stock or Series T Preferred Stock, the holder thereof may require us to redeem, and beginning two years from the date of original issuance, we may redeem, any such share, in each case with the redemption price payable, in our sole discretion, in cash or in equal value of shares of our Class A common stock, based on the closing price per share of our Class A common stock for the single trading day prior to the date of redemption. If we opt to pay the redemption price in shares of our Class A common stock, holders of shares of Series B Preferred Stock or Series T Preferred Stock may receive publicly traded shares, as we currently expect to continue listing our Class A common stock on the NYSE American.

There may not be a broad market for our Class A common stock, which may cause our Class A common stock to trade at a discount and make it difficult for holders of Warrants to sell the Class A common stock for which the Warrants are exercisable and for which shares of our Series B Preferred Stock or Series T Preferred Stock may be redeemable at our option.
Our Class A common stock for which the Warrants are exercisable trades on the NYSE American under the symbol “BRG.” Listing on the NYSE American or another national securities exchange does not ensure an actual or active market for our Class A common stock. Historically, our Class A common stock has had a low trading volume. Accordingly, an actual or active market for our Class A common stock may not be maintained, the market for our Class A common stock may not be liquid, the holders of our Class A common stock may be unable to sell their shares of our Class A common stock, and the prices that may be obtained following the sale of our Class A common stock upon the exercise of Warrants or the redemption of shares of Series B Preferred Stock or Series T Preferred Stock may not reflect the underlying value of our assets and business.
Shares of Series B Preferred Stock or Series T Preferred Stock may be redeemed for shares of our Class A common stock, which rank junior to the Series B Preferred Stock and Series T Preferred Stock with respect to dividends and upon liquidation.
The holders of shares of Series B Preferred Stock or Series T Preferred Stock may require us to redeem such shares, with the redemption price payable, in our sole discretion, in cash or in equal value of shares of our Class A common stock, based on the closing price per share of our Class A common stock for the single trading day prior to the date of redemption. We may opt to pay the redemption price in shares of our Class A common stock. The rights of the holders of shares of Series B Preferred Stock, Series A Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock rank senior to the rights of the holders of shares of our common stock as to dividends and payments upon liquidation. Unless full cumulative dividends on our shares of Series B Preferred Stock, Series A Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock for all past dividend periods have been declared and paid (or set apart for payment), we will not declare or pay dividends with respect to any shares of our Class A common stock for any period. Upon liquidation, dissolution or winding up of our Company, the holders of shares of our Series B Preferred Stock are entitled to receive a liquidation preference of stated value, $1,000 per share, plus an amount equal to all accrued but unpaid dividends, and holders of shares of each of our Series A Preferred Stock, our Series C Preferred Stock, our Series D Preferred Stock and our Series T Preferred Stock are entitled to receive a liquidation preference of  $25.00 per share, plus an amount equal to all accrued and unpaid dividends, in each case prior and in preference to any distribution to the holders of shares of our Class A common stock or any other class of our equity securities.
We will be able to call shares of Series B Preferred Stock or Series T Preferred Stock for redemption under certain circumstances without the consent of the holder.
We will have the ability to call the outstanding shares of Series B Preferred Stock or Series T Preferred Stock after two years from the date of original issuance of such shares of Series B Preferred Stock or Series T Preferred Stock. At that time, we will have the right to redeem, at our option, the outstanding shares of Series B Preferred Stock or Series T Preferred Stock, in whole or in part, at 100% of the Stated Value per share, plus an amount equal to any accrued and unpaid dividends.
Our requirement to redeem the Series B Preferred Stock and/or the Series T Preferred Stock in the event of a Change of Control may, in either case, deter a change of control transaction otherwise in the best interests of our stockholders.
Upon the occurrence of a Change of Control (as defined below) with respect to either the Series B Preferred Stock or the Series T Preferred Stock, we will be required to redeem all outstanding shares of the Series B Preferred Stock or the Series T Preferred Stock (as applicable), in whole, within 60 days after the first date on which such Change of Control occurred, in cash at a redemption price of  (i) $1,000 per share of Series B Preferred Stock, and (ii) $25.00 per share of Series T Preferred Stock; in each case, plus an amount equal to all accrued and unpaid dividends, if any, to and including the redemption date. The mandatory redemption feature of each of the Series B Preferred Stock and the Series T Preferred Stock in connection with a Change of Control may each have the effect of inhibiting a third party from making an acquisition proposal for the Company, or of delaying, deferring or preventing a change of control of the Company, under circumstances that otherwise could provide the holders of our Class A common stock, Series B Preferred Stock, and/or Series T Preferred Stock with the opportunity for liquidity or the opportunity to realize a premium over the then-current market price or that stockholders may otherwise believe is in their best interests.
A “Change of Control” is when, (i) after the initial issuance of the Series B Preferred Stock (for purposes of the Series B Preferred Stock), or (ii) after the initial issuance of the Series T Preferred Stock (for purposes of the Series T Preferred Stock), any of the following has occurred and is continuing:
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

•
consummation of any share exchange, consolidation or merger of our Company or any other transaction or series of transactions pursuant to which our Class A common stock will be converted into cash, securities or other property, (1) other than any such transaction where the shares of our Class A common stock outstanding immediately prior to such transaction constitute, or are converted into or exchanged for, a majority of the common stock of the surviving person or any direct or indirect parent company of the surviving person immediately after giving effect to such transaction, and (2) expressly excluding any such transaction preceded by our Company’s acquisition of the capital stock of another company for cash, securities or other property, whether directly or indirectly through one of our subsidiaries, as a precursor to such transactions; or

•
at least a majority of our Board ceases to be constituted of directors who were either (A) a member of our Board on (i) February 24, 2016, for purposes of the Series B Preferred Stock, or (ii) November 13, 2019, for purposes of the Series T Preferred Stock, or (B) who became a member of our Board subsequent to such applicable date and whose appointment, election or nomination for election by our stockholders was duly approved by a majority of the continuing directors on our Board at the time of such approval, either by a specific vote or by approval of the proxy statement issued by our Company on behalf of our Board in which such individual is named as nominee for director.

Subject to the Cetera Side Letter and the articles supplementary establishing the Series T Preferred Stock (respectively), upon the sale of any individual property, holders of Series B Preferred Stock and Series T Preferred Stock do not have a priority over holders of our common stock regarding return of capital.
Subject to the Cetera Side Letter and the articles supplementary establishing the Series T Preferred Stock (respectively), holders of our Series B Preferred Stock and our Series T Preferred Stock (respectively) do not have a right to receive a return of capital prior to holders of our common stock upon the individual sale of a property. To provide protection to the holders of the Series B Preferred Stock, our Cetera Side Letter restricts us from selling an asset if the sale would cause us to fail to meet a dividend coverage ratio of at least 1.1:1 based on the ratio of our adjusted funds from operations to dividends required to be paid to holders of our Series A, Series B, Series C and Series D Preferred Stock for the two most recent quarters, subject to our ability to maintain status as a REIT for federal income tax purposes. Similarly, to provide protection to the holders of the Series T Preferred Stock, the articles supplementary establishing the Series T Preferred Stock restrict us from selling an asset if the sale would cause us to fail to meet a dividend coverage ratio of at least 1.1:1 based on the ratio of our core funds from operations to dividends required to be paid to holders of our Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock for the two most recent quarters, subject to our ability to maintain status as a REIT for federal income tax purposes. Depending on the price at which such property is sold, it is possible that holders of our common stock will receive a return of capital prior to the holders of our Series B Preferred Stock and/or our Series T Preferred Stock, provided that any accrued but unpaid dividends have been paid in full to holders of Series B Preferred Stock and/or Series T Preferred Stock (as applicable). It is also possible that holders of common stock will receive additional distributions from the sale of a property (in excess of their capital attributable to the asset sold) before the holders of Series B Preferred Stock and/or Series T Preferred Stock (as applicable) receive a return of their capital.
We established the offering prices for each of the Series B Units and the Series T Preferred Stock pursuant to negotiations among us and our affiliated dealer manager; as a result, the actual value of an investment in Series B Units or the Series T Preferred Stock may be substantially less than the amount paid.
The selling prices of the Series B Units and the Series T Preferred Stock were determined, in each case, pursuant to negotiations among us and the dealer manager, which is an affiliate of Bluerock, based upon the following primary factors at the time of each such offering: the economic conditions in and future prospects for the industry in which we compete; our prospects for future earnings; an assessment of our management; the state of our development; the prevailing condition of the equity securities market; the state of the market for non-traded REIT securities; and market valuations of public companies considered comparable to our Company. Because the offering prices are not based upon any independent valuation, the offering prices are not indicative of the proceeds that an investor in the Series B Units or the Series T Preferred Stock would receive upon liquidation.
Your percentage of ownership may become diluted if we issue new shares of stock or other securities, and issuances of additional preferred stock or other securities by us may further subordinate the rights of the holders of our Class A common stock (which you may become upon receipt of redemption payments in shares of our Class A common stock for any of your shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, or Series T Preferred Stock, or upon exercise of any of your Warrants).
Under the terms of our Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock, we may make redemption payments in shares of our Class A common stock. Although the dollar amounts of such payments are unknown, the number of shares to be issued in connection with such payments may fluctuate based on the price of our Class A common stock. Any sales or perceived sales in the public market of shares of our Class A common stock issuable upon such redemption payments could adversely affect prevailing market prices of shares of our Class A common stock. The issuance of shares of our Class A common stock upon such redemption payments also may have the effect of reducing our net income per share (or increasing our net loss per share). In addition, the existence of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series T Preferred Stock may encourage short selling by market participants because the existence of redemption payments could depress the market price of shares of our Class A common stock.
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
Holders of the Series B Preferred Stock and the Series T Preferred Stock have no control over changes in our policies and operations.
Our Board determines our major policies, including with regard to investment objectives, financing, growth, debt capitalization, REIT qualification and distributions. Our Board may amend or revise these and other policies without a vote of the stockholders.
In addition, holders of shares of our Series B Preferred Stock have no voting rights under our charter, and otherwise have no voting rights except as set forth in the Cetera Side Letter. Pursuant to the Cetera Side Letter, holders of shares of Series B Preferred Stock have voting rights only in certain limited circumstances, voting together as a single class with the holders of preferred stock (i) ranking on parity with the Series B Preferred Stock with respect to dividend rights and rights upon our liquidation, dissolution or winding up, and (ii) upon which like voting rights have been conferred (such holders, together with holders of shares of Series B Preferred Stock, the “Parity Holders”). The Parity Holders currently include the holders of Series A Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and Series T Preferred Stock. The affirmative vote of a majority of the votes cast by the Parity Holders, voting together as a single class, is required to approve (a) the authorization, creation or issuance, or an increase in the number of authorized or issued shares of, any class or series of our capital stock ranking senior to the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock or Series T Preferred Stock with respect to dividend rights and rights upon our liquidation, dissolution or winding up (any such senior stock, the “Senior Stock”), (b) the reclassification of any of our authorized capital stock into Senior Stock, or (c) the creation, authorization or issuance of any obligation or security convertible into, or evidencing the right to purchase, Senior Stock. Other than in these limited circumstances, holders of Series B Preferred Stock have no voting rights.
Holders of shares of Series T Preferred Stock generally have no voting rights under our charter, except as indicated in the immediately preceding paragraph, and with respect to any amendment of our charter that would alter only the contract rights, as expressly set forth therein, of either (a) the Series T Preferred Stock alone, or (b) of any preferred stock (i) ranking on parity with the Series T Preferred Stock with respect to dividend rights and rights upon our liquidation, dissolution or winding up, and (ii) upon which like voting rights have been conferred (which currently includes the Series A Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and Series T Preferred Stock, but does not include the Series B Preferred Stock). Other than in these limited circumstances, holders of Series T Preferred Stock have no voting rights.
General Risks Related to Ownership of our Securities
The cash distributions you receive may be less frequent or lower in amount than you expect.
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
We may satisfy the 90% distribution test with taxable distributions of our stock or debt securities. On August 11, 2017, the Internal Revenue Service (“IRS”) issued Revenue Procedure 2017-45 authorizing elective cash/stock dividends to be made by publicly offered REITs (e.g., REITs that are required to file annual and periodic reports with the SEC under the Exchange Act). Pursuant to Revenue Procedure 2017-45, effective for distributions declared on or after August 11, 2017, the IRS will treat the distribution of stock pursuant to an elective cash/stock dividend as a distribution of property under Section 301 of the Code (e.g., a dividend), as long as at least 20% of the total dividend is available in cash and certain other parameters detailed in the Revenue Procedure are satisfied. Although we have no current intention of paying dividends in our own stock, if in the future we choose to pay dividends in our own stock, our stockholders may be required to pay taxes in excess of the cash that they receive.
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

Plans that are not subject to ERISA or the prohibited transactions of the Code, such as government plans or church plans, may be subject to similar requirements under state law. The fiduciaries of such plans should review all details to ensure themselves that the investment satisfies applicable law.
For additional discussion of significant factors that make an investment in our shares risky, see the Liquidity and Capital Resources Section under Item 7. — Management’s Discussion and Analysis of Financial Conditions and Results of Operations of this report.
Item 1B.
Unresolved Staff Comments

None.
Item 2.
Properties

As of December 31, 2019, we owned interests in fifty-three real estate properties, consisting of thirty-five consolidated operating properties and eighteen properties held through preferred equity and mezzanine loan investments. Of the property interests held through preferred equity and mezzanine loan investments, five are under development, four are in lease-up and nine properties are stabilized. The following tables provide summary information regarding our consolidated operating properties and preferred equity and mezzanine loan investments.
Consolidated Operating Properties
Multifamily Community, Name, Location	Number of Units	Year Built/Renovated(1)	Ownership	Average Rent(2)	Occupancy %(3)
ARIUM Glenridge, Atlanta, GA	480	1990	90%	$1,262	92.9%
ARIUM Grandewood, Orlando, FL	306	2005	100%	1,435	94.1%
ARIUM Hunter’s Creek, Orlando, FL	532	1999	100%	1,445	94.7%
ARIUM Metrowest, Orlando, FL	510	2001	100%	1,418	93.5%
ARIUM Westside, Atlanta, GA	336	2008	90%	1,571	97.0%
Ashford Belmar, Lakewood, CO	512	1988/1993	85%	1,658	91.8%
Ashton Reserve, Charlotte, NC	473	2015	100%	1,125	95.8%
Cade Boca Raton, Boca Raton, FL	90	2019	81%	2,639	92.2%
Chattahoochee Ridge, Atlanta, GA	358	1996	90%	1,370	91.3%
Citrus Tower, Orlando, FL	336	2006	97%	1,328	92.6%
Denim, Scottsdale, AZ	645	1979	100%	1,177	97.2%
Element, Las Vegas, NV	200	1995	100%	1,259	94.5%
Enders at Baldwin Park, Orlando, FL	220	2003	92%	1,799	96.4%
Gulfshore Apartment Homes, formerly ARIUM Gulfshore, Naples, FL	368	2016	100%	1,316	92.9%
James on South First, Austin, TX	250	2016	90%	1,325	94.0%
Marquis at the Cascades, Tyler, TX	582	2009	90%	1,238	93.8%
Marquis at TPC, San Antonio, TX	139	2008	90%	1,494	97.1%
Navigator Villas, Pasco, WA	176	2013	90%	1,087	95.5%
Outlook at Greystone, Birmingham, AL	300	2007	100%	1,018	95.3%
Park & Kingston, Charlotte, NC	168	2015	100%	1,331	94.6%
Pine Lakes Preserve, formerly ARIUM Pine Lakes, Port St. Lucie, FL	320	2003	100%	1,333	94.7%
Plantation Park, Lake Jackson, TX	238	2016	80%	1,362	91.6%
Providence Trail, Mount Juliet, TN	334	2007	100%	1,256	91.0%
Roswell City Walk, Roswell, GA	320	2015	98%	1,549	94.4%

Multifamily Community, Name, Location	Number of Units	Year Built/Renovated(1)	Ownership	Average Rent(2)	Occupancy %(3)
Sands Parc, Daytona Beach, FL	264	2017	100%	1,374	94.7%
The Brodie, Austin, TX	324	2001	93%	1,321	96.0%
The District at Scottsdale, Scottsdale, AZ	332	2018	100%	2,161	61.1%
The Links at Plum Creek, Castle Rock, CO	264	2000	88%	1,456	90.9%
The Mills, Greenville, SC	304	2013	100%	1,071	93.4%
The Preserve at Henderson Beach, Destin, FL	340	2009	100%	1,474	93.5%
The Reserve at Palmer Ranch, formerly ARIUM at Palmer Ranch, Sarasota, FL	320	2016	100%	1,305	96.9%
The Sanctuary, Las Vegas, NV	320	1988	100%	1,026	89.4%
Veranda at Centerfield, Houston, TX	400	1999	93%	981	96.3%
Villages of Cypress Creek, Houston, TX	384	2001	80%	1,155	93.8%
Wesley Village, Charlotte, NC	301	2010	100%	1,372	92.4%
Total/Average(4)	11,746			$1,319(4)	94.0%(4)

(1)
Represents date of last significant renovation or year built if no renovations.

(2)
Represents the average effective monthly rent per occupied unit for all occupied units for the three months ended December 31, 2019. Total concessions for the three months ended December 31, 2019 amounted to approximately $0.3 million.

(3)
Percent occupied is calculated as (i) the number of units occupied as of December 31, 2019, divided by (ii) total number of units, expressed as a percentage.

(4)
Total average rent and total occupancy percentage excludes The District at Scottsdale which is in lease-up. Total average rent excludes Cade Boca Raton which was consolidated on December 31, 2019 and had no operations for the quarter.

Preferred Equity and Mezzanine Loan Investments
Multifamily Community Name	Location	Actual/ Planned Number of Units	Total Actual/ Estimated Construction Cost (in millions)	Cost to Date (in millions)	Actual/ Estimated Construction Cost Per Unit	Actual/ Estimated Initial Occupancy	Actual/ Estimated Construction Completion	Pro Forma Average Rent(1)
Lease-up Investments
Vickers Historic Roswell	Roswell, GA	79	$31.9	$30.3	$403,797	2Q18	3Q18	$3,176
Domain at The One Forty	Garland, TX	299	53.3	51.4	178,261	2Q18	4Q18	1,469
Arlo	Charlotte, NC	286	60.0	58.4	209,790	2Q18	1Q19	1,507
Novel Perimeter	Atlanta, GA	320	71.0	68.4	221,875	3Q18	1Q19	1,749
Total lease-up units		984
Development Investments
Motif, formerly Flagler Village	Fort Lauderdale, FL	385	135.4	117.3	351,688	2Q20	3Q20	2,352
North Creek Apartments	Leander, TX	259	44.0	24.6	169,884	3Q20	4Q20	1,358
Riverside Apartments	Austin, TX	222	37.9	14.2	170,721	4Q20	1Q21	1,408
Wayforth at Concord	Concord, NC	150	33.5	10.3	223,333	2Q20	3Q21	1,707
The Park at Chapel Hill(2)	Chapel Hill, NC	—	—	—	—	—	—	—
Total development units		1,016
Multifamily Community Name	Location	Number of Units	Average Rent(1)
Operating Investments(3)
Alexan CityCentre	Houston, TX	340	1,721
Alexan Southside Place	Houston, TX	270	1,710
Belmont Crossing	Smyrna, GA	192	789
Helios	Atlanta, GA	282	1,443
Mira Vista	Austin, TX	200	977
Sierra Terrace	Atlanta, GA	135	1,159
Sierra Village	Atlanta, GA	154	1,073
Thornton Flats	Austin, TX	104	1,551
Whetstone Apartments	Durham, NC	204	1,327
Total operating units		1,881
Total		3,881	$1,631

(1)
For lease-up and development investments, represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization. For operating investments, represents the average effective monthly rent per occupied unit.

(2)
The development is in the planning phase; project specifications are in process.

(3)
Stabilized operating properties in which we have a preferred equity investment. See Note 7 — Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures in our financial statements for further information.

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
On February 6, 2020, the closing price of our Class A common stock, as reported on the NYSE American, was $11.94.
On January 13, 2020, our Board authorized, and we declared monthly dividends for the first quarter of 2020 equal to a monthly rate of  $5.00 per share on our Series B Preferred Stock, payable monthly to the stockholders of record as of January 24, 2020, February 25, 2020 and March 25, 2020, which was paid in cash on February 5, 2020, and which will be paid in cash on March 5, 2020 and April 3, 2020, respectively.
On January 13, 2020, our Board authorized, and we declared monthly dividends for the first quarter of 2020 equal to a monthly rate of  $0.128125 per share on our Series T Preferred Stock, payable monthly to the stockholders of record as of January 24, 2020, February 25, 2020 and March 25, 2020, which was paid in cash on February 5, 2020, and which will be paid in cash on March 5, 2020 and April 3, 2020, respectively. Newly-issued shares of Series T Preferred Stock held for only a portion of the applicable monthly dividend period will receive a prorated Series T Preferred Stock dividend based on the actual number of days in the applicable dividend period during which each shares of Series T Preferred Stock was outstanding.

Total Return Performance
200
150
100
50
Index Value
Bluerock Residential Growth REIT, Inc.
Russell 3000 Index
Russell 2000 Index
SNL U.S. REIT Equity Index
MSCI U.S. REIT Index
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19

	Period Ending
Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Bluerock Residential Growth REIT, Inc.	100.00	104.50	133.36	108.36	103.72	146.77
Russell 3000 Index	100.00	100.48	113.27	137.21	130.02	170.35
Russell 2000 Index	100.00	95.59	115.95	132.94	118.30	148.49
SNL U.S. REIT Equity Index	100.00	102.76	111.89	121.25	115.57	148.45
MSCI U.S. REIT Index	100.00	102.52	111.34	116.98	111.64	140.48

Stockholder Information
As of February 6, 2020, we had approximately 24,504,832 shares of Class A common stock outstanding held by a total of 509 stockholders, one of which is the holder for all beneficial owners who hold in street name.
Distributions
Future distributions paid by the Company will be at the discretion of our Board and will depend upon the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant.
Distributions paid on our Class A common shares, Class C common shares, OP Units and LTIP Units that are entitled to receive distribution equivalents when dividends are paid on the common stock, by quarter for the years ended December 31, 2019 and 2018, respectively, were as follows (amounts in thousands, except per share amounts):
	Distributions
	Declared Per Share	Total Paid
2018
First Quarter	$0.1625	$3,003
Second Quarter	0.1625	5,149
Third Quarter	0.1625	5,161
Fourth Quarter	0.1625	5,149
Total	$0.6500	$18,462
2019
First Quarter	$0.1625	$5,132
Second Quarter	0.1625	5,105
Third Quarter	0.1625	4,967
Fourth Quarter	0.1625	5,010
Total	$0.6500	$20,214
2020
First Quarter	$—	$5,213
On January 13, 2020, our Board authorized, and we declared monthly dividends for the first quarter of 2020 equal to a monthly rate of  $5.00 per share on our Series B Preferred Stock, payable monthly to the stockholders of record as of January 24, 2020, February 25, 2020 and March 25, 2020, which was paid in cash on February 5, 2020, and which will be paid in cash on March 5, 2020 and April 3, 2020, respectively.
On January 13, 2020, our Board authorized, and we declared monthly dividends for the first quarter of 2020 equal to a monthly rate of  $0.128125 per share on our Series T Preferred Stock, payable monthly to the stockholders of record as of January 24, 2020, February 25, 2020 and March 25, 2020, which was paid in cash on February 5, 2020, and which will be paid in cash on March 5, 2020 and April 3, 2020, respectively. Newly-issued shares of Series T Preferred Stock held for only a portion of the applicable monthly dividend period will receive a prorated Series T Preferred Stock dividend based on the actual number of days in the applicable dividend period during which each shares of Series T Preferred Stock was outstanding.
Distributions paid for the years ended December 31, 2019, 2018 and 2017, respectively, were funded from cash provided by operating activities except with respect to $3,250,000, zero, and $4,824,000, respectively, which was funded from sales of real estate, borrowings, and/or proceeds from our equity offerings.

Although we may use alternative sources of cash to fund distributions in a given period, we expect that distribution requirements for an entire year will be met with cash flows from operating activities.
	Year Ended December 31,
	2019	2018	2017
	(In thousands)
Cash provided by operating activities	$63,331	$64,455	$54,247
Cash distributions to preferred stockholders	(45,075)	(35,014)	(26,042)
Cash distributions to common stockholders	(14,850)	(13,952)	(29,583)
Cash distributions to noncontrolling interests, excluding $.2.5 million and $27.9 million from sale of real estate investments in 2019 and 2017, respectively	(6,656)	(6,298)	(3,446)
Total distributions	$(66,581)	$(55,264)	$(59,071)
Excess (shortfall)	$(3,250)	$9,191	$(4,824)
Proceeds from sale of joint venture interests	$—	$—	$17,603
Proceeds from sale of real estate assets	$—	$—	$—
Proceeds from sale of real estate assets, net of noncontrolling distributions of $2.5 million and $27.9 million in 2019 and 2017, respectively	$311,312	$—	$44,028
Equity Compensation Plans
Incentive Plans
The Company’s incentive plans were originally adopted by our Board on December 16, 2013, and approved by our stockholders on January 23, 2014, as the 2014 Equity Incentive Plan for Individuals (the “2014 Individuals Plan”) and the 2014 Equity Incentive Plan for Entities (the “2014 Entities Plan,” and together with the 2014 Individuals Plan, as each was subsequently amended and restated, the “2014 Incentive Plans”).
On August 9, 2018, our Board adopted, and on September 28, 2018 our stockholders approved, the third amendment and restatement of the 2014 Individuals Plan (the “Third Amended 2014 Individuals Plan”) and the 2014 Entities Plan (the “Third Amended 2014 Entities Plan,” and together with the Third Amended 2014 Individuals Plan, the “Third Amended 2014 Incentive Plans,” and together with the 2014 Incentive Plans, the “Incentive Plans”), which superseded and replaced in their entirety the 2014 Incentive Plans Under the Third Amended 2014 Incentive Plans, we have reserved and authorized an aggregate number of 2,250,000 shares of our common stock for issuance. As of February 6, 2020, 762,401 shares were available for future issuance.
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
The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our Third Amended 2014 Incentive Plans, as of December 31, 2019.
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	—	—	1,532,322
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,532,322
We have adopted an Amended and Restated Code of Ethics for our directors, officers and employees intended to satisfy NYSE American listing standards and the definition of a “code of ethics” set forth in Item 406 of Regulation S-K. Any information relating to amendments to our Amended and Restated Code of Ethics or waivers of a provision of our Amended and Restated Code of Ethics required to be disclosed pursuant to Item 5.05 of Form 8-K will be disclosed through our website.
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
Unregistered Sales of Equity Securities
We previously disclosed our issuances during the years ended December 31, 2019, 2018 and 2017 of equity securities that were not registered under the Securities Act of 1933, as amended, in our Current Reports on Form 8-K and amendments thereto on Form 8-K/A, as applicable, filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2017, May 15, 2017, August 4, 2017, August 10, 2017, November 6, 2017, November 9, 2017, January 5, 2018, February 22, 2018, May 14, 2018, August 13, 2018, October 9, 2018, November 9, 2018, January 4, 2019, February 21, 2019, May 10, 2019, August 13, 2019, and November 8, 2019.

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Total Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
January 1, 2019 through January 31, 2019	287,080	$9.44	287,080	$13,281,858
February 1, 2019 through February 28, 2019	—	—	—	13,281,858
March 1, 2019 through March 31, 2019	218,717	10.76	218,717	10,919,065
April 1, 2019 through April 30, 2019	460,624	11.04	460,624	5,833,158
May 1, 2019 through May 31, 2019	289,024	11.26	289,024	2,578,184
June 1, 2019 through June 30, 2019	—	—	—	2,578,184
July 1, 2019 through September 30, 2019	—	—	—	2,578,184
October 1, 2019 through November 30, 2019	—	—	—	2,578,184
2019 – Under New Repurchase Plans(1)				$50,000,000
December 1, 2019 through December 31, 2019	57,883	11.79	57,883	49,317,624
Total	1,313,328	$10.73	1,313,328

(1)
Shares repurchased in the fourth quarter were under the new stock repurchase plans authorized on December 20, 2019.

Item 6.
Selected Financial Data

The following table sets forth our selected consolidated financial data and should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included elsewhere in this report.
	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except share and per share amounts)
Operating Data:
Total revenue	$209,971	$184,716	$123,576	$81,334	$46,273
Operating income (loss)	36,707	29,688	(44,647)	(1,032)	(1,623)
Preferred returns on unconsolidated real estate joint ventures	9,797	10,312	10,336	11,632	6,590
Equity in gain on sale of unconsolidated real estate joint venture interests	—	—	—	—	11,303
Gain on sale of real estate investments	48,680	—	50,163	4,947	2,677
Gain on revaluation of equity on business combination	—	—	—	3,761	—
Gain on sale of real estate joint venture interests, net	—	—	10,262	—	—
Net income (loss)	29,119	(15,275)	(7,028)	(2,974)	7,643
Net (loss) income attributable to noncontrolling interests	(7,624)	(14,123)	8,617	1,355	5,855
Preferred share dividends	(46,159)	(35,637)	(27,023)	(13,763)	(1,153)
Net (loss) income attributable to common stockholders	(19,751)	(42,759)	(45,679)	(18,985)	635
(Loss) earnings per common share, basic	$(0.91)	$(1.82)	$(1.79)	$(0.91)	$0.04
(Loss) earnings per common share, diluted	$(0.91)	$(1.82)	$(1.79)	$(0.91)	$0.04
Weighted average shares outstanding:
Basic	22,649,222	23,845,800	25,561,673	20,805,852	17,404,348
Diluted	22,649,222	23,845,800	25,561,673	20,805,852	17,417,198
Cash dividends declared per BRG common share	$0.65	$0.65	$1.16	$1.16	$1.16
Balance Sheet Data (at December 31):
Investment in real estate (before accumulated depreciation)	2,088,886	1,802,668	1,452,759	1,029,214	556,820
Total assets	2,340,697	2,018,135	1,690,547	1,241,322	699,227
Total mortgages payable	1,425,257	1,206,136	939,494	710,575	380,102
Revolving credit facilities	18,000	82,209	67,670	—	—
Total liabilities	1,486,575	1,334,320	1,047,630	735,412	392,350
Total BRG stockholders’ equity	127,491	158,346	222,832	241,728	207,184
Noncontrolling interest	48,170	56,597	63,346	50,833	30,528
Total equity	175,661	214,943	286,178	292,561	237,712

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(In thousands, except share and per share amounts)
Other Data:
Funds from operations (“FFO”) attributable to common stockholders and unit holders(1)	$(8,032)	$3,505	$(51,160)	$1,294	$5,044
Net cash provided by operating activities	63,331	64,455	54,247	34,444	16,708
Net cash used in investing activities	(310,561)	(406,878)	(534,477)	(479,170)	(288,710)
Net cash provided by financing activities	245,754	330,077	417,371	491,546	317,903

(1)
Under the NAREIT definition, FFO represents net income available to common stockholders and unit holders (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding gains (losses) from sales of depreciable property and impairment provisions on depreciable property or on equity investments in depreciable property plus real estate related depreciation and amortization (excluding amortization of financing costs), and adjustments for unconsolidated partnerships and joint ventures. See “Funds From Operations” in Item 7 for a discussion of FFO and a reconciliation of FFO to net income.

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements of Bluerock Residential Growth REIT, Inc., and the notes thereto. As used herein, the terms “we,” “our” and “us” refer to Bluerock Residential Growth REIT, Inc., a Maryland corporation, and, as required by context, Bluerock Residential Holdings, L.P., a Delaware limited partnership, which we refer to as our “Operating Partnership,” and to their subsidiaries. We refer to Bluerock Real Estate, L.L.C., a Delaware limited liability company, and Bluerock Real Estate Holdings, LLC, a Delaware limited liability company, together as “Bluerock”, and we refer to our former external manager, BRG Manager, LLC, as our “former Manager.” Both Bluerock and our former Manager are affiliated with the Company. See also “Forward-Looking Statements” preceding Part I.
Overview
We were incorporated as a Maryland corporation on July 25, 2008. Our principal business objective is to generate attractive risk-adjusted investment returns by assembling a high-quality portfolio of apartment properties located in demographically attractive growth markets and by implementing our investment strategies and our “Live/Work/Play Initiatives” to achieve sustainable long-term growth in both our funds from operations and net asset value.
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
As of December 31, 2019, we owned interests in fifty-three real estate properties, consisting of thirty-five consolidated operating properties and eighteen properties held through preferred equity and mezzanine loan investments. Of the property interests held through preferred equity and mezzanine loan investments, five are under development, four are in lease-up and nine properties are stabilized. The fifty-three properties contain an aggregate of 15,627 units, comprised of 11,746 consolidated operating units and 3,881 units through preferred equity and mezzanine loan investments. As of December 31, 2019, our consolidated operating properties were approximately 94.0% occupied.
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
Significant Developments
During 2019, we acquired seven operating multifamily communities generally through various multi-tiered joint ventures in which we have indirect ownership ranging from 90% to 100%, representing an aggregate of 2,365 units, for an aggregate purchase price of approximately $525.7 million. These properties are located in Las Vegas, Nevada; Mount Juliet, Tennessee; Scottsdale, Arizona; Atlanta, Georgia; and Pasco, Washington.
We also invested in or continued to invest in multi-tiered development joint ventures through increased common or preferred equity investments of  $20.1 million, representing an aggregate of 785 units. These properties are located in Atlanta, Georgia; Smyrna, Georgia, and Austin, Texas.

We provided mezzanine or senior loan funds in five developments projects with 754 units in 2019. During 2019 we provided increased mezzanine financing to Chapel Hill of approximately $34.5 million (net). We also provided increased mezzanine financing to Cade, Domain, Arlo and Vickers Historic Roswell of approximately $8.7 million (net).
As part of our effort to simplify our structure, during 2019 we invested approximately $9.7 million to increase our ownership stake to 100% in each of our Pine Lakes Preserve, Sorrel, and Sovereign properties, the latter two of which were subsequently sold in 2019.
During the year ended December 31, 2019, we issued 240,876 shares of Series B Preferred Stock under the Series B Preferred Offering (as hereinafter defined) with net proceeds of approximately $216.8 million after commissions, discounts and dealer manager fees. On October 31, 2019, the Board determined to replace the Series B Preferred Offering with the Series T Preferred Offering (as hereinafter defined). On December 20, 2019, we made the final issuance of Series B Preferred Stock pursuant to the Series B Preferred Offering, and on February 11, 2020, the Board formally approved the termination of the Series B Preferred Offering. In addition, in December 2019 we issued 17,400 shares of Series T Preferred Stock under the Series T Preferred Offering with net proceeds of approximately $0.4 million after commissions, discounts and dealer manager fees.
In February 2018, the Company authorized the repurchase of up to $25 million of its outstanding shares of Class A common stock over a period of one year pursuant to a stock repurchase plan. In December 2018, we renewed our stock repurchase plan for a period of one year and announced a new plan for the repurchase of up to $5.0 million of our outstanding shares of Class A common stock in accordance with the guidelines specified under Rule 10b5-1 of the Exchange Act, which shares were applied against the $25 million under our original stock repurchase plan. On December 20, 2019, the Company authorized new stock repurchase plans for the repurchase of up to an aggregate of  $50 million of the Company’s outstanding shares of Class A common stock, to be conducted in accordance with the Rules 10b5-1 and 10b-18 of the Exchange Act. The stock repurchase plans will terminate upon the earliest to occur of certain specified events as set forth therein. The extent to which the Company repurchases shares of its Class A common stock under the stock repurchase plans, and the timing of any such purchases, depends on a variety of factors including general business and market conditions and other corporate considerations. Repurchases under the stock repurchase plans may be made in the open market or through privately negotiated transactions, subject to certain price limitations and other conditions established thereunder. Open market repurchases will be structured to occur within the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act. During the year ended December 31, 2019, the Company purchased 1,313,328 shares of Class A common stock under its stock repurchase plans for a total purchase price of approximately $14.1 million.
Industry Outlook
We believe that the apartment sector will continue to deliver attractive performance for the foreseeable future due to favorable underlying demographics and supply and demand fundamentals.
Large demographic trends, including the Millennial generation of 90 million entering prime rental age through 2030, followed by the Gen-Z generation of 82 million, are projected to form more households than the Baby Boomer and the Gen-X generations, which should drive significant renter demand over the coming decades. As one data point, new research from the National Multifamily Housing Council (the “NMHC”) indicates that approximately 4.6 million new rental units will be needed to meet projected demand by 2030, and that current construction trends indicate that only 3 million new units will be delivered.
We believe that a significant amount of institutional capital and public REITs are primarily focused on investing in the big six Gateway Markets of Boston, New York, Washington, D.C., Seattle, San Francisco, and Los Angeles, and that many other primary markets are underinvested by institutional/public capital. As a result, we believe that our target “next generation, knowledge economy” markets, which are primary markets below the “big six,” provide the opportunity to source investments at cap rates that have the potential to provide not only significant current income, but also attractive capital appreciation.
Further, given that a significant portion of the nation’s apartment stock was built prior to 1980, we believe that a number of our target markets are underserved by institutional quality highly amenitized live/

work/play apartment properties desired by Millennials as they continue to move into their prime rental years. We also believe that rising construction costs will continue to limit supply in the near to intermediate term, and as such, there is opportunity in our target markets for development and/or redevelopment to deliver institutional quality highly amenitized live/work/play product and capture premium rental rates and generate value.
Results of Operations
Note 3, “Sale of Real Estate Assets and Joint Venture Equity Interests and Abandonment of Development Project”; Note 4, “Investments in Real Estate”; Note 5, “Acquisition of Real Estate’; Note 6, “Notes and Interest Receivable due from Related Party”; and Note 7, “Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures,” to our Consolidated Financial Statements provide discussion of the various purchases and sales of properties and joint venture equity interests. These transactions have resulted in material changes to the presentation of our financial statements.
The following is a summary of our stabilized consolidated operating real estate investments as of December 31, 2019:
Multifamily Community	Year Built/ Renovated(1)	Number of Units	Ownership	Occupancy %
ARIUM Glenridge	1990	480	90%	92.9%
ARIUM Grandewood	2005	306	100%	94.1%
ARIUM Hunter’s Creek	1999	532	100%	94.7%
ARIUM Metrowest	2001	510	100%	93.5%
ARIUM Westside	2008	336	90%	97.0%
Ashford Belmar	1988/1993	512	85%	91.8%
Ashton Reserve	2015	473	100%	95.8%
Cade Boca Raton	2019	90	81%	92.2%
Chattahoochee Ridge	1996	358	90%	91.3%
Citrus Tower	2006	336	97%	92.6%
Denim	1979	645	100%	97.2%
Element	1995	200	100%	94.5%
Enders Place at Baldwin Park	2003	220	92%	96.4%
Gulfshore Apartment Homes, formerly ARIUM Gulfshore	2016	368	100%	92.9%
James on South First	2016	250	90%	94.0%
Marquis at the Cascades	2009	582	90%	93.8%
Marquis at TPC	2008	139	90%	97.1%
Navigator Villas	2013	176	90%	95.5%
Outlook at Greystone	2007	300	100%	95.3%
Park & Kingston	2015	168	100%	94.6%
Pine Lakes Preserve, formerly ARIUM Pine Lakes	2003	320	100%	94.7%
Plantation Park	2016	238	80%	91.6%
Providence Trail	2007	334	100%	91.0%
Roswell City Walk	2015	320	98%	94.4%
Sands Parc	2017	264	100%	94.7%
The Brodie	2001	324	93%	96.0%
The District at Scottsdale	2018	332	100%	61.1%
The Links at Plum Creek	2000	264	88%	90.9%
The Mills	2013	304	100%	93.4%
The Preserve at Henderson Beach	2009	340	100%	93.5%
The Reserve at Palmer Ranch, formerly ARIUM at Palmer Ranch	2016	320	100%	96.9%
The Sanctuary	1988	320	100%	89.4%
Veranda at Centerfield	1999	400	93%	96.3%
Villages of Cypress Creek	2001	384	80%	93.8%
Wesley Village	2010	301	100%	92.4%
Total/Average(2)		11,746		94.0%

(1)
Represents date of most recent significant renovation or date built if no renovations.

(2)
Total occupancy percentage excludes The District at Scottsdale which is in lease-up and Cade Boca Raton which was consolidated on December 31, 2019 and had no operations for the quarter.

Year ended December 31, 2019 as compared to the year ended December 31, 2018
Revenue
Rental and other property revenues increased $22.9 million, or 14%, to $185.4 million for the year ended December 31, 2019 as compared to $162.5 million for the same prior year period. This was due to a $28.1 million increase from the acquisition of seven properties in 2019 and the full year impact of five properties acquired in 2018, and a $5.8 million increase from same store properties, partially offset by a $11.0 million decrease driven by the sales of six properties in 2019. See Item 1. Business “Summary of Investments and Dispositions”.
Interest income from related parties increased $2.3 million, or 11%, to $24.6 million for the year ended December 31, 2019 as compared to $22.3 million for the same prior year period due to increases in the average balance of mezzanine loans outstanding.
Expenses
Property operating expenses increased $6.4 million, or 9%, to $74.4 million for the year ended December 31, 2019 as compared to $68.0 million for the same prior year period. This was due to a $10.0 million increase from the acquisition of seven properties in 2019 and the full year impact of five properties acquired in 2018, and a $1.7 million increase from same store properties, partially offset by a $5.3 million decrease driven by the sales of six properties in 2019. Property NOI margins increased to 59.8% of total revenues for the year ended December 31, 2019, from 58.1% in the prior year period. Property NOI margins are computed as total property revenues less property operating expenses, divided by total property revenues.
Property management fees expense increased $0.5 million, or 12%, to $4.9 million for the year ended December 31, 2019 as compared to $4.4 million in the same prior year period. This was due to a $0.6 million increase from the acquisition of seven properties in 2019 and the full year impact of five properties acquired in 2018, a $0.1 million increase from same store properties, partially offset by a $0.3 million decrease driven by the sales of six properties in 2019.
General and administrative expenses amounted to $22.6 million for the year ended December 31, 2019 as compared to $19.6 million for the same prior year period. Excluding non-cash equity compensation expense of  $10.9 million and $6.9 million for the years ended December 31, 2019 and 2018, respectively, general and administrative expenses were $11.6 million, or 5.5% of revenues for the year ended December 31, 2019 as compared to $12.6 million, or 6.8% of revenues, for the same prior year end period.
Acquisition and pursuit costs amounted to $0.6 million for the year ended December 31, 2019 as compared to $0.1 million for the same prior year period. Acquisition and pursuit costs incurred in the year ended December 31, 2019 were related to the write-off of pre-acquisition costs from abandoned deals. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.
Weather-related losses, net amounted to $0.4 million for the year ended December 31, 2019 as compared to $0.3 million for the same prior year period. In 2019, the expense primarily relates to hail damage at one property in Texas and lightning damage at one property in Florida, partially offset by insurance reimbursements related to prior year storms. In 2018, the expense related to freeze damages at three properties in North Carolina and one property in Texas, along with hail damages at one property in Texas.
Depreciation and amortization expenses increased to $70.5 million for the year ended December 31, 2019 as compared to $62.7 million for the same prior year period. This was due to a $13.7 million increase from the acquisition of seven properties in 2019 and the full year impact of five properties acquired in 2018, partially offset by a $1.5 million decrease from same store properties and a $4.4 million decrease from the sale of six properties in 2019.
Other Income and Expenses
Other income and expenses amounted to net expense of  $7.6 million for the year ended December 31, 2019 as compared to net expense of  $45.0 million for the same prior year period. This was primarily due to the $48.7 million of gains of on sale of six properties in 2019. This was partially offset by an increase in interest expense of  $6.6 million and a loss on extinguishment of debt of  $5.0 million due to property sales and the refinance of various loans.
Year ended December 31, 2018 as compared to the year ended December 31, 2017
Revenue
Rental and other property revenues increased $46.8 million, or 40%, to $162.5 million for the year ended December 31, 2018 as compared to $115.6 million for the same prior year period. This was due to a $51.9 million increase from the acquisition of five properties in 2018 and the full year impact of twelve properties acquired in 2017, and a $3.7 million increase from same store properties, offset by a $8.7 million decrease driven by the sales of four properties in 2017. See Item 1. Business “Summary of Investments and Dispositions”.
Interest income from related parties increased $14.4 million, or 182%, to $22.3 million for the year ended December 31, 2018 as compared to $7.9 million for the same prior year period due to increases in the average balance of mezzanine loans outstanding.
Expenses
Property operating expenses increased $19.7 million, or 41%, to $68.0 million for the year ended December 31, 2018 as compared to $48.3 million for the same prior year period. Property operating expenses increased $21.8 million primarily from the acquisition of five properties in 2018 and the full year impact of twelve properties acquired in 2017, and a $1.4 million increase from same store properties, offset by a $3.4 million decrease in property operating expenses driven by the sales of four properties in 2017. Property NOI margins decreased to 58.1% of total revenues for the year ended December 31, 2018, from 58.2% in the prior year period. Property margins have been impacted by the sales of stabilized properties owned for longer time periods and the recent purchase of assets that have not yet achieved the same level of operational efficiency. Property NOI margins are computed as total property revenues less property operating expenses, divided by total property revenues.
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
For comparison of our three months ended December 31, 2019 and 2018, the same store properties included properties owned at October 1, 2018. Our same store properties for the three months ended December 31, 2019 and 2018 consisted of 26 properties, representing 8,779 units.
For comparison of our twelve months ended December 31, 2019 and 2018, the same store properties included properties owned at January 1, 2018. Our same store properties for the twelve months ended December 31, 2019 and 2018 consisted of 22 properties, representing 7,613 units.
Because of the limited number of same store properties as compared to the number of properties in our portfolio in 2019 and 2018, respectively, our same store performance measures may be of limited usefulness.

The following table presents the same store and non-same store results from operations for the three months ended December 31, 2019 and 2018 (dollars in thousands):
	Three Months Ended December 31,		Change
	2019	2018	$	%
Property Revenues
Same Store	$36,319	$35,472	$847	2.4%
Non-Same Store	9,481	8,816	665	7.5%
Total property revenues	45,800	44,288	1,512	3.4%
Property Expenses
Same Store	14,569	13,681	888	6.5%
Non-Same Store	3,031	3,812	(781)	-20.5%
Total property expenses	17,600	17,493	107	0.6%
Same Store NOI	21,750	21,791	(41)	-0.2%
Non-Same Store NOI	6,450	5,004	1,446	28.9%
Total NOI(1)	$28,200	$26,795	$1,405	5.2%

(1)
See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

The following table presents the same store and non-same store results from operations for the years ended December 31, 2019 and 2018 (dollars in thousands):
	Year Ended December 31,		Change
	2019	2018	$	%
Property Revenues
Same Store	$126,568	$120,770	$5,798	4.8%
Non-Same Store	58,808	41,691	17,117	41.1%
Total property revenues	185,376	162,461	22,915	14.1%
Property Expenses
Same Store	51,012	49,340	1,672	3.4%
Non-Same Store	23,437	18,657	4,780	25.6%
Total property expenses	74,449	67,997	6,452	9.5%
Same Store NOI	75,556	71,430	4,126	5.8%
Non-Same Store NOI	35,371	23,034	12,337	53.6%
Total NOI(1)	$110,927	$94,464	$16,463	17.4%

(1)
See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018
Same store NOI for the three months ended December 31, 2019 decreased 0.2%, or $0.04 million, compared to the 2018 period. Same store property revenues increased 2.4% as compared to the 2018 period, primarily attributable to a 3.6% increase in average rental rates as twenty-four of our twenty-six same store properties recognized rental rate increases during the period. Revenues were moderated by a 120 basis points decrease in average occupancy to 93.6% primarily due to a loss of 27 corporate leases in one asset, and the transition of property management at three assets necessitated by performance issues. Occupancy at the above assets has recovered to 96.2% as of end of January 2020.
Same store expenses for the three months ended December 31, 2019 increased 6.5%, or $0.9 million, compared to the 2018 period, primarily due to non-controllable expense increases. Real estate taxes increased $0.6 million from prior year due to $0.3 million in municipality tax increases and to a $0.3 million real estate tax credit recognized in the prior year. In addition, insurance expenses increased $0.2 million due to industrywide multifamily price increases stemming from carrier losses over the past two years from hurricanes, wildfires, and hail.
Property revenues and property expenses for our non-same store properties increased due to the acquisition and disposition transactions in our portfolio since October 1, 2018; the 2019 non-same store property count was eight compared to seven properties for the 2018 period. The results of operations for acquired properties have been included in our consolidated statements of operations from the date of acquisition and the results of operations for disposed properties have been excluded from the consolidated statements of operations since the date of disposition.
Twelve Months Ended December 31, 2019 Compared to Twelve Months Ended December 31, 2018
Same store NOI for the twelve months ended December 31, 2019 increased 5.8%, or $4.1 million, compared to the 2018 period. Same store property revenues increased 4.8% as compared to the 2018 period, primarily attributable to a 5.2% increase in average rental rates; all twenty-two same store properties recognized rental rate increases during the period. Average occupancy decreased 20 basis points to 94.1%. In addition, other revenue increased $0.4 million related to valet trash service and amenity fees.
Same store expenses for the twelve months ended December 31, 2019 increased 3.4%, or $1.7 million, compared to the 2018 period, primarily due to a $0.9 million increase in non-controllable costs. There was a $0.5 million increase in real estate taxes from annual municipality tax increases and a $0.4 million increase in insurance premiums due to pressure on the overall insurance market stemming from carrier losses over the past two years from hurricanes, wildfires, and hail. The remaining $0.7 million expense increase relates to increases of  $0.23 million in turnover, $0.22 million in repairs and maintenance, $0.16 million in trash valet costs, and $0.12 million in marketing.
Property revenues and property expenses for our non-same store properties increased significantly due to the acquisition and disposition transactions in our portfolio since January 1, 2018; the 2019 non-same store property count was eighteen compared to eleven properties for the 2018 period. The results of operations for acquired properties have been included in our consolidated statements of operations from the date of acquisition and the results of operations for disposed properties have been excluded from the consolidated statements of operations since the date of disposition.
Prior year’s comparisons
For comparison of our three months ended December 31, 2018 and 2017, the same store properties included properties owned at October 1, 2017. Our same store properties for the three months ended December 31, 2018 and 2017 consisted of 24 properties, representing 7,962 units.
For comparison of our twelve months ended December 31, 2018 and 2017, the same store properties included properties owned at January 1, 2017. Our same store properties for the twelve months ended December 31, 2018 and 2017 consisted of 16 properties, representing 5,151 units.
Because of the limited number of same store properties as compared to the number of properties in our portfolio in 2018 and 2017, respectively, our same store performance measures may be of limited usefulness.

The following table presents the same store and non-same store results from operations for the three months ended December 31, 2018 and 2017 (dollars in thousands):
	Three Months Ended December 31,		Change
	2018	2017	$	%
Property Revenues
Same Store	$31,984	$30,313	$1,671	5.5%
Non-Same Store	12,304	4,072	8,232	202.2%
Total property revenues	44,288	34,385	9,903	28.8%
Property Expenses
Same Store	12,871	12,558	313	2.5%
Non-Same Store	4,622	1,584	3,038	191.8%
Total property expenses	17,493	14,142	3,351	23.7%
Same Store NOI	19,113	17,755	1,358	7.6%
Non-Same Store NOI	7,682	2,488	5,194	208.8%
Total NOI(1)	$26,795	$20,243	$6,552	32.4%

(1)
See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

The following table presents the same store and non-same store results from operations for the years ended December 31, 2018 and 2017 (dollars in thousands):
	Year Ended December 31,		Change
	2018	2017	$	%
Property Revenues
Same Store	$84,504	$80,828	$3,676	4.5%
Non-Same Store	77,957	34,818	43,139	123.9%
Total property revenues	162,461	115,646	46,815	40.5%
Property Expenses
Same Store	34,967	33,585	1,382	4.1%
Non-Same Store	33,030	14,761	18,269	123.8%
Total property expenses	67,997	48,346	19,651	40.6%
Same Store NOI	49,537	47,243	2,294	4.9%
Non-Same Store NOI	44,927	20,057	24,870	124.0%
Total NOI(1)	$94,464	$67,300	$27,164	40.4%

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
Net Operating Income
We believe that net operating income (“NOI”) is a useful measure of our operating performance. We define NOI as total property revenues less total property operating expenses, excluding depreciation and amortization and interest. Other REITs may use different methodologies for calculating NOI, and accordingly, our NOI may not be comparable to other REITs. NOI also is a computation made by analysts and investors to measure a real estate company’s operating performance.
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
	Year Ended December 31,
	2019	2018	2017
Net loss attributable to common stockholders	$(19,751)	$(42,759)	$(45,679)
Add back: Net loss attributable to Operating Partnership Units	(6,779)	(12,839)	(9,372)
Net loss attributable to common stockholders and unit holders	(26,530)	(55,598)	(55,051)
Add common stockholders and Operating Partnership Units pro-rata share of:
Depreciation and amortization	66,670	59,103	44,741
Non-real estate depreciation and amortization	448	301	6
Non-cash interest expense	3,174	3,757	1,939
Unrealized loss on derivatives	2,450	2,776	—
Loss on extinguishment of debt and debt modification costs	7,199	2,226	1,551
Property management fees	4,645	4,151	2,915
Management fees to related parties	—	—	12,726
Acquisition and pursuit costs	556	116	3,091
Corporate operating expenses	22,261	19,416	7,541
Management internalization	—	—	43,554
Weather-related losses, net	313	280	956
Preferred dividends	46,159	35,637	27,023
Preferred stock accretion	10,335	5,970	3,011
Less common stockholders and Operating Partnership units pro-rata share of:
Other income	68	—	16
Preferred returns on unconsolidated real estate joint ventures	9,797	10,312	10,336
Interest income from related parties	24,595	22,255	7,930
Gain on sale of real estate investments	48,172	—	34,436
Gain on sale of joint venture interests, net	—	—	6,414
Gain on sale of non-depreciable real estate investments	679	—	—
Pro-rata share of properties’ income	54,369	45,568	34,871
Add:
Noncontrolling interest pro-rata share of partially owned property income	2,810	2,629	3,112
Total property income	57,179	48,197	37,983
Add:
Interest expense	53,748	46,267	29,317
Net operating income	110,927	94,464	67,300
Less:
Non-same store net operating income	35,371	23,034	20,057
Same store net operating income	$75,556	$71,430	$47,243

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
We believe the properties underlying our real estate investments are performing well with an occupancy of 94.0%, exclusive of our development properties, at December 31, 2019.
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
On October 31, 2019, based on general market conditions and related considerations, the Board determined it to be in the best interest of the Company and its stockholders to replace the Series B Preferred Offering with an offering of up to 32,000,000 shares of a new Series T Redeemable Preferred Stock (the “Series T Preferred Stock”), with a maximum of 20,000,000 shares of Series T Redeemable Preferred Stock offered in the primary offering and an additional 12,000,000 shares of Series T Preferred Stock offered pursuant to a dividend reinvestment plan (collectively, the “Series T Preferred Offering”). On November 13, 2019, we filed a prospectus supplement to our May 2018 Shelf Registration Statement for the Series T Preferred Offering, and on December 20, 2019, we made the initial issuance of Series T Preferred Stock pursuant to the Series T Preferred Offering. As of December 31, 2019, the Company has issued and outstanding 17,400 shares of Series T Preferred Stock.
Also, on December 20, 2019, we made the final issuance of Series B Preferred Stock pursuant to the Series B Preferred Offering. No offers, sales or issuances of Series B Preferred Stock have thereafter been made pursuant to the Series B Preferred Offering, and on February 11, 2020, the Board formally approved the termination of the Series B Preferred Offering. As of December 31, 2019, the Company has issued and outstanding 536,695 shares of Series B Preferred Stock and 546,146 Warrants to purchase 10,922,920 shares of Class A common stock.
On September 13, 2019, we and our Operating Partnership entered into an At Market Issuance Sales Agreement (the “Class A Sales Agreement”) with B. Riley FBR, Inc. (“FBR”) as sales agent. On November 20, 2019, and again on December 18, 2019, the Class A Sales Agreement was amended to add Robert W. Baird & Co. Incorporated, Compass Point Research and Trading, LLC, JMP Securities LLC and Morgan Stanley & Co. LLC with FBR (collectively, the “Sales Agents”) as sales agents. Pursuant to the Class A Sales Agreement, the Sales Agents will act as distribution agents with respect to the offering and sale of up to $100,000,000 in shares of Class A common stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE American, or on any other existing trading market for Class A common stock or through a market maker (the “Class A ATM Offering”). The Company has sold 454,237 shares of Class A common stock through the Class A ATM Offering as of December 31, 2019.
Our total stockholders’ equity decreased $30.8 million from $158.3 million as of December 31, 2018 to $127.5 million as of December 31, 2019. The decrease in our total stockholders’ equity is primarily attributable to distributions declared of  $61.0 million for the year ended December 31, 2019, and repurchase of Class A common stock of  $14.1 million, offset by net income attributable to common stockholders of $36.7 million, proceeds of  $4.4 million from the sale of Warrants in conjunction with the Series B Preferred Stock and the issuance of Class A common stock of  $2.6 million for holder redemptions of Series B Preferred Stock and $7.3 million for Company redemptions of Series B Preferred Stock.
In general, we believe our available cash balances, the proceeds from the Class A ATM Offering and the Series T Preferred Offering, the Senior and Junior Credit Facilities, the Fannie Facility (each as defined below), other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. We expect that properties added to our portfolio with the proceeds from the Class A ATM Offering and the Series T Preferred Offering and from the credit facilities will have a positive impact on our future results of operations. In general, we expect that our results related to our portfolio will improve in future periods as a result of anticipated future investments in and acquisitions of real estate.
We believe we will be able to meet our primary liquidity requirements going forward through:
•
$31.7 million in cash available at December 31, 2019;

•
cash generated from operating activities; and

•
our Class A ATM Offering and our continuous Series T Preferred Offering, proceeds from future borrowings and potential offerings, including potential offerings of common and preferred stock through underwritten offerings, as well as issuances of units of limited partnership interest in our Operating Partnership, or OP Units.

Our primary long-term liquidity requirements relate to (a) costs for additional apartment community investments; (b) repayment of long-term debt and our credit facilities; (c) capital expenditures; and (d) cash redemption requirements related to our Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series T Preferred Stock, and (e) Class A common stock repurchases under our stock repurchase program.
In February 2018, we authorized the repurchase of up to $25 million of our outstanding shares of Class A common stock over a period of one year pursuant to a stock repurchase plan. In December 2018, we renewed our stock repurchase plan for a period of one year and announced a new plan for the repurchase of up to $5.0 million of our outstanding shares of Class A common stock in accordance with the guidelines specified under Rule 10b5-1 of the Exchange Act, which shares were applied against the $25 million under our original stock repurchase plan. On December 20, 2019, the Company authorized new stock repurchase plans for the repurchase of up to an aggregate of  $50 million of the Company’s outstanding shares of Class A common stock, to be conducted in accordance with the Rules 10b5-1 and 10b-18 of the Exchange Act. The stock repurchase plans will terminate upon the earliest to occur of certain specified events as set forth therein. The extent to which the Company repurchases shares of its Class A common stock under the stock repurchase plans, and the timing of any such purchases, depends on a variety of factors including general business and market conditions and other corporate considerations. Repurchases under the stock repurchase plans may be made in the open market or through privately negotiated transactions, subject to certain price limitations and other conditions established thereunder. Open market repurchases will be structured to occur within the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act. During the year ended December 31, 2019, the Company purchased 1,313,328 shares of Class A common stock under its stock repurchase plans for a total purchase price of approximately $14.1 million.
We intend to finance our long-term liquidity requirements with net proceeds of additional issuances of common and preferred stock, including our Class A ATM Offering, our Series T Preferred Offering, our credit facilities, as well as future borrowings. Our success in meeting these requirements will therefore depend upon our ability to access capital. Further, our ability to access equity capital is dependent upon, among other things, general market conditions for REITs and the capital markets generally, market perceptions about us and our asset class, and current trading prices of our securities.
As we did in 2019 and 2017, we may also selectively sell assets at appropriate times, which would be expected to generate cash sources for both our short-term and long-term liquidity needs.
We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. In October 2017, we entered into a credit agreement with KeyBank National Association (“KeyBank”) and a syndicate of other lenders, which currently provide for a loan commitment amount of  $75 million, with an accordion feature to a maximum commitment of up to $175 million (the “Senior Credit Facility”). In addition, in November 2019, we entered into an amended and restated credit agreement with KeyBank and other lenders providing for a revolving loan facility with a maximum commitment amount of  $72.5 million (the “Junior Credit Facility”). We believe these facilities will enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. Additionally, we instituted a Master Credit Facility Agreement issued through Fannie Mae’s Multifamily Delegated Underwriting and Servicing Program (the “Fannie Facility”), under which we closed our first property on April 30, 2018. We expect the combination of these facilities to provide us flexibility by allowing us, among other things, to use borrowings under our Senior Credit Facility and Junior Credit Facility to acquire properties pending placement of permanent mortgage indebtedness, including under the Fannie Facility. In addition to restrictive covenants, these credit facilities contain material financial covenants. At December 31, 2019, we were in compliance with all covenants under our credit facilities. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.
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
We expect to maintain a distribution paid to our Series A Preferred Stock, our Series B Preferred Stock, our Series C Preferred Stock, our Series D Preferred Stock and our Series T Preferred Stock in accordance with the terms of those securities which require monthly or quarterly dividends depending on the series. On December 20, 2017, we announced that our Board revised the dividend policy for the Class A Common Stock and set an annual dividend rate of  $0.65 per share. The Board’s evaluation considered a number of factors including, but not limited to, achieving a sustainable dividend covered by current recurring AFFO (vs. pro forma AFFO), multifamily and small cap peer dividend rates and payout ratios, providing financial flexibility for the Company, and achieving an appropriate balance between the retention of capital to invest and grow net asset value and the importance of current distributions. While our policy is generally to pay distributions from cash flow from operations, our distributions through December 31, 2019 have been paid from cash flow from operations, proceeds from our continuous registered public offering, proceeds from the IPO and follow-on offerings, and sales of assets and may in the future be paid from additional sources, such as from borrowings.
We have preferred membership interests in development projects in various stages of completion and lease-up. Our preferred investments are generally structured to provide a current preferred return during the development and lease-up phase. We have the right, in certain development joint ventures, to convert our preferred membership interest, in our sole discretion, into a common membership interest for a period of six months from the date upon which 70% of the units in the related development project have been leased and occupied. If we elect to convert one or more of these investments into common ownership, our income, FFO, CFFO and cash flows would be reflective of our pro rata share of the property’s results, which may be a reduction from what our preferred membership interest currently generates. Alternatively, if we do not convert, and/or the joint ventures do not redeem our preferred membership interest when required, our income, FFO, CFFO and cash flows could be reduced if the development project does not produce sufficient cash flow to pays its operating expenses, debt service and preferred return obligations.
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
We have senior or mezzanine loan investments in operating or development projects in various stages of completion and lease-up. Our loan investments are generally structured to provide a current and/or accrued interest return during the operating or development and lease-up phase. If the borrower experiences operating difficulties or delays in development or lease-up and are unable to pay the required debt service on one or more of these investments, our income, FFO, CFFO and cash flows may be reduced from what our loan investment currently generates.
Each entity in which we have a loan investment is required to repay the loan plus any accrued but unpaid return on either a certain date or earlier upon the occurrence of certain events. Upon payoff of the loan investment, our income, FFO, CFFO and cash flows could be reduced below the returns currently being recognized.
Cash Flows
Year ended December 31, 2019 as compared to the year ended December 31, 2018
As of December 31, 2019, we owned interests in fifty-three real estate properties, thirty-five consolidated operating properties and eighteen through preferred equity and mezzanine loan investments. During the year ended December 31, 2019, net cash provided by operating activities was $63.3 million after net income of $29.1 million was adjusted for the following:
•
Non-cash items of  $33.4 million;

•
Distributions and preferred returns from unconsolidated joint ventures of  $9.0 million; offset by

•
a decrease in accounts payable, accrued liabilities and distributions of  $3.4 million;

•
an increase in accounts receivable, prepaid expenses and other assets of  $4.5 million; and

•
a decrease in due to affiliates of  $0.3 million.

Cash Flows from Investing Activities
During the year ended December 31, 2019, net cash used in investing activities was $310.6 million, primarily due to the following:
•
$516.2 million used in acquiring consolidated real estate investments;

•
$9.9 million used in purchases of interests from noncontrolling members;

•
$126.0 million used in acquiring investments in unconsolidated joint ventures and notes receivable;

•
$21.4 million used on capital expenditures; offset by

•
$12.1 million of repayments on notes receivable from related parties;

•
$313.8 million of proceeds from the sale of depreciable and non-depreciable real estate investments; and

•
$36.6 million proceeds from sale of unconsolidated real estate real estate joint ventures.

Cash Flows from Financing Activities
During the year ended December 31, 2019, net cash provided by financing activities was $245.8 million, primarily due to the following:
•
net borrowings of  $450.2 million on mortgages payable;

•
net proceeds of  $133.5 million from borrowings on revolving credit facilities;

•
net proceeds of  $213.4 million from issuance of Units of Series B Preferred Stock and Warrants;

•
net proceeds of  $5.3 million from issuance of Class A common stock;

•
net proceeds of  $0.4 million from issuance of Units of Series T Preferred Stock;

•
$3.5 million in capital contributions from noncontrolling interests;

•
partially offset by $14.9 million in distributions paid to common stockholders;

•
$45.1 million paid in cash distribution paid to preferred stockholders;

•
$9.1 million paid in cash distribution paid to noncontrolling interests;

•
$274.7 million of repayments of our mortgages payable;

•
$197.7 million of repayments of revolving credit facilities;

•
$4.8 million increase in deferred financing costs; and

•
$14.1 million paid for repurchase of Class A common stock.

Operating Activities
Net cash flow provided by operating activities decreased $1.2 million in 2019 compared to 2018 primarily due to:
•
Operating income, adjusted for non-cash activity, increased $11.3 million as a result of our acquisitions (net of dispositions);

•
Net due to affiliates increased $1.7 million; offset by

•
Decrease in net distributions of income and preferred returns from preferred equity investments of $0.5 million;

•
Decrease in accounts payable and other accrued liabilities of  $11.2 million; and

•
An increase in accounts receivable, prepaid expenses and other assets of  $2.5 million.

Investing Activities
Net cash used in investing activities decreased $96.3 million in 2019 compared to 2018 primarily due to:
•
Acquisition of real estate investments and capital expenditures increased $182.9 million;

•
Increase in investment in notes receivable of  $29.7 million;

•
Higher investments in unconsolidated real estate joint ventures interests of  $56.4 million; offset by

•
Higher proceeds from sales of joint venture interests and real estate investments of  $350.4 million;

•
Lower purchases from noncontrolling interests of  $2.3 million; and

•
Repayments on notes receivable from related parties of  $12.1 million.

Financing Activities
Cash flows from financing activities were $245.8 million in 2019 as compared to $330.1 million in 2018. This decrease of  $84.3 million is primarily explained by:
•
A decrease in net mortgage borrowings of  $93.8 million;

•
An increase in distributions paid of  $13.9 million;

•
A decrease in contributions from noncontrolling interests of  $10.1 million;

•
A decrease in revolving credit facility borrowings of  $89.0 million and an increase in repayments of $10.3 million;

•
An increase in Class A common stock repurchases of  $5.1 million; offset by

•
An increase in the Series B preferred stock continuous offering of  $104.0 million;

•
An increase in other stock offerings of  $5.7 million;

•
A decrease in purchase of interest rate caps of  $5.2 million; and

•
A decrease in deferred financing costs of  $2.5 million.

Capital Expenditures
The following table summarizes our total capital expenditures incurred for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands):
	2019	2018	2017
Redevelopment/renovations	$13,124	$16,095	$13,186
Normally recurring capital expenditures	3,209	2,716	1,687
Routine capital expenditures	4,229	3,215	2,394
New development	—	—	29,704
Total capital expenditures	$20,562	$22,026	$46,971
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
Neither FFO nor CFFO is equivalent to net income, including net income attributable to common stockholders, or cash generated from operating activities determined in accordance with GAAP. Furthermore, FFO and CFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Neither FFO nor CFFO should be considered as an alternative to net income, including net income attributable to common stockholders, as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.
We have acquired seven operating properties, made six property investments through preferred equity interests or mezzanine loans and sold seven operating properties subsequent to December 31, 2018. As of December 31, 2018, we had acquired five operating properties and made three property investments through preferred equity interests or mezzanine loans subsequent to December 31, 2017. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

The table below presents our calculation of FFO and CFFO for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands, except per share amounts):
	2019	2018	2017
Net loss attributable to common stockholders	$(19,751)	$(42,759)	$(45,679)
Add back: Net loss attributable to Operating Partnership Units	(6,779)	(12,839)	(9,372)
Net loss attributable to common stockholders and unit holders	(26,530)	(55,598)	(55,051)
Common stockholders and Operating Partnership Units pro-rata share of:
Real estate depreciation and amortization(1)	66,670	59,103	44,741
Gain on sale of real estate investments	(48,172)	—	(34,436)
Gain on sale of joint venture interests, net	—	—	(6,414)
FFO attributable to Common Stockholders and Unit Holders	(8,032)	3,505	(51,160)
Common stockholders and Operating Partnership Units pro-rata share of:
Acquisition and pursuit costs	556	116	3,091
Non-cash interest expense	3,174	3,757	1,939
Unrealized loss on derivatives	2,450	2,776	—
Loss on extinguishment of debt and debt modification costs	7,199	2,226	1,551
Weather-related losses, net	313	280	956
Non-real estate depreciation and amortization	448	301	6
Gain on sale of non-depreciable real estate investments	(679)	—	—
Shareholder activism	393	—	—
Non-recurring income	(68)	—	(16)
Non-cash preferred returns on unconsolidated real estate joint ventures	(1,291)	(980)	(1,243)
Management internalization	—	—	43,554
Non-cash equity compensation	10,615	6,807	15,022
Preferred stock accretion	10,335	5,970	3,011
CFFO Attributable to Common Stockholders and Unit Holders	$25,413	$24,758	$16,711
Per Share and Unit Information:
FFO attributable to Common Stockholders and Unit Holders – diluted	$(0.26)	$0.11	$(1.89)
CFFO attributable to Common Stockholders and Unit Holders – diluted	$0.82	$0.80	$0.62
Weighted average common shares and units outstanding – diluted	30,899,927	30,995,249	27,032,354

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
Contractual Obligations
The following table summarizes our contractual obligations as of December 31, 2019 which consisted of mortgage notes secured by our properties and revolving credit facilities. At December 31, 2019, our estimated future required payments on these obligations were as follows (amounts in thousands):
	Total	Less than one year	2021 – 2022	2023 – 2024	Thereafter
Mortgages Payable (Principal)	$1,435,023	$91,075	$75,737	$443,030	$825,181
Revolving Credit Facilities (Principal)	18,000	18,000	—	—	—
Estimated Interest Payments on Mortgages Payable and Revolving Credit Facilities	303,413	54,738	101,689	86,299	60,687
Total	$1,756,436	$163,813	$177,426	$529,329	$885,868
Estimated interest payments are based on the stated rates for mortgage notes payable and revolving credit facility assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.
Distributions
Declaration Date	Payable to stockholders of record as of	Amount	Date Paid or Payable
Class A Common Stock
December 7, 2018	December 24, 2018	$0.162500	January 4, 2019
March 8, 2019	March 25, 2019	$0.162500	April 5, 2019
June 7, 2019	June 25, 2019	$0.162500	July 5, 2019
September 13, 2019	September 25, 2019	$0.162500	October 4, 2019
December 6, 2019	December 24, 2019	$0.162500	January 3, 2020
Class C Common Stock
December 7, 2018	December 24, 2018	$0.162500	January 4, 2019
March 8, 2019	March 25, 2019	$0.162500	April 5, 2019
June 7, 2019	June 25, 2019	$0.162500	July 5, 2019
September 13, 2019	September 25, 2019	$0.162500	October 4, 2019
December 6, 2019	December 24, 2019	$0.162500	January 3, 2020
Series A Preferred Stock
December 7, 2018	December 24, 2018	$0.515625	January 4, 2019
March 8, 2019	March 25, 2019	$0.515625	April 5, 2019
June 7, 2019	June 25, 2019	$0.515625	July 5, 2019
September 13, 2019	September 25, 2019	$0.515625	October 4, 2019
December 6, 2019	December 24, 2019	$0.515625	January 3, 2020

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid or Payable
Series B Preferred Stock(1)
October 12, 2018	December 24, 2018	$5.00	January 4, 2019
January 11, 2019	January 25, 2019	$5.00	February 5, 2019
January 11, 2019	February 25, 2019	$5.00	March 5, 2019
January 11, 2019	March 25, 2019	$5.00	April 5, 2019
April 12, 2019	April 25, 2019	$5.00	May 3, 2019
April 12, 2019	May 24, 2019	$5.00	June 5, 2019
April 12, 2019	June 25, 2019	$5.00	July 5, 2019
July 12, 2019	July 25, 2019	$5.00	August 5, 2019
July 12, 2019	August 23, 2019	$5.00	September 5, 2019
July 12, 2019	September 25, 2019	$5.00	October 4, 2019
October 14, 2019	October 25, 2019	$5.00	November 5, 2019
October 31, 2019	November 25, 2019	$5.00	December 5, 2019
October 31, 2019	December 24, 2019	$5.00	January 3, 2020
Series C Preferred Stock
December 7, 2018	December 24, 2018	$0.4765625	January 4, 2019
March 8, 2019	March 25, 2019	$0.4765625	April 5, 2019
June 7, 2019	June 25, 2019	$0.4765625	July 5, 2019
September 13, 2019	September 25, 2019	$0.4765625	October 4, 2019
December 6, 2019	December 24, 2019	$0.4765625	January 3, 2020
Series D Preferred Stock
December 7, 2018	December 24, 2018	$0.4453125	January 4, 2019
March 8, 2019	March 25, 2019	$0.4453125	April 5, 2019
June 7, 2019	June 25, 2019	$0.4453125	July 5, 2019
September 13, 2019	September 25, 2019	$0.4453125	October 4, 2019
December 6, 2019	December 24, 2019	$0.4453125	January 3, 2020
Series T Preferred Stock(1)
December 20, 2019	December 24, 2019	$0.128125	January 3, 2020

(1)
Shares of Series B Preferred Stock issued on or after October 28, 2019 and all newly-issued shares of Series T Preferred Stock that are held only a portion of the applicable monthly dividend period will receive a prorated monthly dividend based on the actual number of days in the applicable dividend period during which each such share of Series B Preferred Stock or Series T Preferred Stock was outstanding.

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that we will continue to declare dividends or at this rate. Holders of OP Units and LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of our Class A common stock.
We have a dividend reinvestment plan that allows for participating stockholders to have their Class A common stock dividend distributions automatically reinvested in additional Class A common shares based on the average price of the Class A common shares on the investment date. We plan to issue Class A common shares to cover shares required for investment.

We also have a dividend reinvestment plan that allows for participating stockholders to have their Series T Preferred Stock dividend distributions automatically reinvested in additional shares of Series T Preferred Stock at a price of  $25.00 per share. We plan to issue shares of Series T Preferred Stock to cover shares required for investment.
Our Board will determine the amount of dividends to be paid to our stockholders. The determination of our Board will be based on several factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. While our policy is generally to pay distributions from cash flow from operations, we may declare distributions in excess of funds from operations.
Distributions for the year ended December 31, 2019 were as follows (amounts in thousands):
	Distributions
2019	Declared	Paid
First Quarter
Class A Common Stock	$3,727	$3,820
Class C Common Stock	12	12
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	5,058	4,842
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,269
OP Units	1,038	1,038
LTIP Units	383	262
Total first quarter 2019	$15,544	$15,300
Second Quarter
Class A Common Stock	$3,623	$3,726
Class C Common Stock	12	12
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	5,693	5,443
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,269
OP Units	1,038	1,058
LTIP Units	392	309
Total second quarter 2019	$16,084	$15,874
Third Quarter
Class A Common Stock	$3,636	$3,621
Class C Common Stock	12	12
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	6,562	6,259
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,269
OP Units	1,038	1,018
LTIP Units	399	316
Total third quarter 2019	$16,973	$16,552

	Distributions
2019	Declared	Paid
Fourth Quarter
Class A Common Stock	3,816	3,635
Class C Common Stock	12	12
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	7,541	7,227
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,269
Series T Preferred Stock	1	—
OP Units	1,038	1,038
LTIP Units	423	325
Total fourth quarter 2019	$18,157	$17,563
Total	$66,758	$65,289

Declaration of Dividends
Declaration Date	Payable to stockholders of record as of	Amount(1)	Paid / Payable Date
Series B Preferred Stock
January 13, 2020	January 24, 2020	$5.00	February 5, 2020
January 13, 2020	February 25, 2020	$5.00	March 5, 2020
January 13, 2020	March 25, 2020	$5.00	April 3, 2020
Series T Preferred Stock
January 13, 2020	January 24, 2020	$0.128125	February 5, 2020
January 13, 2020	February 25, 2020	$0.128125	March 5, 2020
January 13, 2020	March 25, 2020	$0.128125	April 3, 2020

(1)
Shares of newly-issued Series T Preferred Stock and held only a portion of the applicable monthly dividend period will receive a prorated monthly Series T Preferred Stock dividend based on the actual number of days in the applicable dividend period during which each such share of Series T Preferred Stock was outstanding.

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
Off-Balance Sheet Arrangements
As of December 31, 2019, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of December 31, 2019, we own interests in fifteen joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.
New Accounting Pronouncements
See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our Notes to the Consolidated Financial Statements for a description of accounting pronouncements. We do not believe these new pronouncements will have a significant impact on our Consolidated Financial Statements, cash flows or results of operations.

Subsequent Events
Issuance of LTIP Units under the Third Amended 2014 Incentive Plans
On January 1, 2020, the Company granted certain equity grants of LTIPs of the Company’s Operating Partnership to various executive officers under the Third Amended 2014 Incentive Plans. These awards, amounting to 741,417 LTIPs, were issued pursuant to the executive officers’ employment and service agreements as time-based LTIPs and performance-based LTIPs. All of these LTIP grants require continuous employment for vesting. Time-based LTIPs were issued amounting to 247,138 LTIPs that vest over approximately three years. Performance-based LTIPs were issued amounting to 494,279 LTIPs, are subject to a three-year performance period, and will thereafter vest upon successful achievement of performance-based conditions.
In addition, on January 1, 2020, the Company granted 7,126 LTIP Units pursuant to the Third Amended 2014 Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. The LTIP Units vested immediately upon issuance.
Distributions Declared
On January 13, 2020 our Board authorized, and we declared monthly dividends for the first quarter of 2020 equal to monthly rate of  $5.00 per share on our Series B Preferred Stock, payable monthly to the stockholders of record as of January 24, 2020, February 25, 2020 and March 25, 2020, which was paid in cash on February 5, 2020, and which will be paid in cash on March 5, 2020 and April 3, 2020, respectively.
On January 13, 2020 our Board authorized, and we declared monthly dividends for the first quarter of 2020 equal to monthly rate of  $0.128125 per share on our Series T Preferred Stock, payable monthly to the stockholders of record as of January 24, 2020, February 25, 2020 and March 25, 2020, which was paid in cash on February 5, 2020, and which will be paid in cash on March 5, 2020 and April 3, 2020, respectively. Newly-issued shares of Series T Preferred Stock held for only a portion of the applicable monthly dividend period will receive a prorated Series T preferred Stock dividend based on the actual number of days in the applicable dividend period during which each shares of Series T Preferred Stock was outstanding.
Distributions Paid
The following distributions have been paid subsequent to December 31, 2019 (amounts in thousands):
Distributions Paid
January 3, 2020 (to stockholders of record as of December 24, 2019)
Class A Common Stock	$3,816
Class C Common Stock	12
Series A Preferred Stock	2,950
Series B Preferred Stock	2,616
Series C Preferred Stock	1,107
Series D Preferred Stock	1,269
Series T Preferred Stock	1
OP Units	1,038
LTIP Units	347
Total	$13,156
February 5, 2020 (to stockholders of record as of January 24, 2020)
Series B Preferred Stock	$2,651
Series T Preferred Stock	23
Total	$2,674

Stock Activity
Subsequent to December 31, 2019 and as of February 20, 2020, we have completed the following activity as it relates to our Class A common stock and Series B Preferred Stock (refer to Note 13 — Stockholders’ Equity of our consolidated financial statements for further information):
•
sold 166,873 shares of Class A common stock through the Class A ATM Offering with net proceeds of  $2.0 million;

•
initiated the redemption of 15,822 shares of Series B Preferred Stock through the issuance of 1,334,501 Class A common shares; and

•
purchased 351,255 shares of Class A common stock under the stock repurchase plan for a total purchase price of approximately $4.1 million.

Sale of Helios
On January 8, 2020, an underlying asset of an unconsolidated joint venture located in Atlanta, Georgia known as Helios was sold for approximately $65.6 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of existing mortgage indebtedness encumbering the property in the amount of  $39.5 million and the payment of early extinguishment of debt costs, closing costs and fees, our pro rata share of the net proceeds was $22.7 million, which included payment for our original investment of  $19.2 million and our additional investment of approximately $3.5 million.
Acquisition of Avenue 25
On January 23, 2020, we, through subsidiaries of our Operating Partnership, acquired a 100% interest in a 254-unit apartment community located in Phoenix, Arizona known as Avenue 25 for approximately $55.6 million. The purchase price of  $55.6 million was funded, in part, with a $29.7 million loan assumption and a $6.9 million supplemental loan secured by the Avenue 25 property.
Sale of Whetstone Apartments
On January 22, 2020, BRG Whetstone Durham, LLC entered into a membership interest purchase agreement to purchase 100% of the common membership interest in BR Whetstone Member, LLC from Fund III. In conjunction with this transaction, BR Whetstone Member, LLC, along with BRG Avenue 25 TRS, LLC, a wholly-owned subsidiary of our Operating Partnership, entered into a membership purchase agreement to purchase the right to all the economic interest promote and the common membership interest of 7.5% held in the joint venture from an unaffiliated member of the joint venture.
On January 24, 2020, we, through a subsidiary of our Operating Partnership, closed on the sale of Whetstone Apartments located in Durham, North Carolina for approximately $46.5 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of existing mortgage indebtedness encumbering the property in the amount of  $25.4 million and the payment of early extinguishment of debt costs, closing costs and fees, our net proceeds were $19.6 million, which included payment for our original investment of  $12.9 million, payment of our accrued preferred return of  $2.7 million, and our additional investment of approximately $4.0 million.
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
Our interest rate risk is monitored using a variety of techniques. The table below presents the principal payments and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes. Fair value adjustments and unamortized deferred financing costs, net, of approximately $(9.8) million are excluded:
	2020	2021	2022	2023	2024	Thereafter	Total
	($ in thousands)
Mortgage Notes Payable	$91,075	$12,444	$63,293	$153,439	$289,591	$825,181	$1,435,023
Weighted Average Interest Rate	3.06%	3.89%	3.75%	3.63%	3.71%	3.84%	3.74%
Revolving Credit Facilities	$18,000	$—	$—	$—	$—	$—	$18,000
Weighted Average Interest Rate	3.99%	—	—	—	—	—	3.99%
The fair value (in thousands) is estimated at $1,436.2 million for mortgages payable as of December 31, 2019.
The table above incorporates those exposures that exist as of December 31, 2019; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.
Based on our debt and interest rates in effect at December 31, 2019, a 100 basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would increase future interest expense by approximately $2.5 million or decrease by $3.1 million, respectively, on an annual basis.
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
As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2019, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2019, the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting, as of December 31, 2019, were effective.
Report from Our Independent Registered Public Accounting Firm
Grant Thornton LLP, our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, and issued a report which appears on page F-2 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The following table and biographical descriptions set forth certain information with respect to the individuals who currently serve as our executive officers and directors:
Name*	Age**	Position	Year First Became Director
R. Ramin Kamfar	56	Chairman of the Board and Chief Executive Officer	2008
Jordan B. Ruddy	56	Chief Operating Officer and President	N/A
James G. Babb, III	55	Chief Investment Officer	N/A
Ryan S. MacDonald	36	Chief Acquisitions Officer	N/A
Christopher J. Vohs	43	Chief Financial Officer and Treasurer	N/A
Michael L. Konig	59	Chief Legal Officer and Secretary	N/A
Michael DiFranco	55	Executive Vice President, Operations	N/A
I. Bobby Majumder	51	Independent Director	2009
Romano Tio	60	Independent Director	2009
Elizabeth Harrison	55	Independent Director	2018
Kamal Jafarnia	53	Independent Director	2019

*
The address of each executive officer and director listed is 1345 Avenue of the Americas, 32nd Floor, New York, New York 10105.

**
As of February 6, 2020.

R. Ramin Kamfar, Chairman of the Board and Chief Executive Officer.   Mr. Kamfar serves as our Chairman of the Board and as our Chief Executive Officer. Mr. Kamfar has served as our Chairman of the Board since August 2008, and also served as our President from April 2014 until October 2017. Mr. Kamfar also served as Chief Executive Officer of our former advisor, Bluerock Multifamily Advisor, LLC, from August 2008 to February 2013. He has also served as the Chairman of the Board and Chief Executive Officer of Bluerock since its inception in October 2002, where he has overseen the acquisition and development of approximately 28,900 apartment units, and over 2.5 million square feet of office space. In addition, Mr. Kamfar has served as Chairman of the Board of Trustees and as a Trustee of Bluerock Total Income + Real Estate Fund, a closed-end interval fund organized by Bluerock, since 2012. Mr. Kamfar has approximately 30 years of experience in various aspects of real estate, mergers and acquisitions, private equity investing, investment banking, and public and private financings. From 1988 to 1993, Mr. Kamfar worked as an investment banker at Lehman Brothers Inc., New York, New York, where he specialized in mergers and acquisitions and corporate finance. In 1993, Mr. Kamfar left Lehman to focus on private equity transactions. From 1993 to 2002, Mr. Kamfar executed a growth/consolidation strategy to build a startup into a leading public company in the ‘fast casual’ market now known as Einstein Noah Restaurant Group, Inc. with approximately 800 locations and $400 million in gross revenues. From 1999 to 2002, Mr. Kamfar also served as an active investor, advisor and member of the Board of Directors of Vsource, Inc., a technology company subsequently sold to Symphony House (KL: SYMPHNY), a leading business process outsourcing company focused on the Fortune 500 and Global 500. Mr. Kamfar received an M.B.A. degree with distinction in Finance in 1988 from The Wharton School of the University of Pennsylvania, located in Philadelphia, Pennsylvania, and a B.S. degree with distinction in Finance in 1985 from the University of Maryland located in College Park, Maryland.
Jordan B. Ruddy, Chief Operating Officer and President.   Mr. Ruddy serves as our Chief Operating Officer and President. Mr. Ruddy also served as the President of our former Manager from February 2013 to October 2017. Mr. Ruddy joined Bluerock in 2002 and has continuously served in various senior management capacities for it and its affiliates, including as Bluerock’s President until January 2013, as President of Bluerock Total Income + Real Estate Fund and co-portfolio manager for its advisor of since October of 2013. Mr. Ruddy has approximately 30 years of experience in real estate acquisitions, financings, management and dispositions. From 2000 to 2001, Mr. Ruddy served as a real estate investment banker at Banc of America Securities LLC. From 1997 to 2000, Mr. Ruddy served as Vice President of Amerimar Enterprises, a real estate company specializing in value-added investments nationwide, where he managed acquisitions, financings, leasing, asset management and dispositions involving over 1.5 million square feet of commercial and multifamily real estate. From 1995 to 1997, Mr. Ruddy served as a real estate investment banker at Smith Barney Inc. From 1988 to 1993, Mr. Ruddy served in the real estate department of The Chase Manhattan Bank, most recently as a Second Vice President. Mr. Ruddy received an M.B.A. degree in Finance and Real Estate in 1995 from The Wharton School of the University of Pennsylvania, located in Philadelphia, Pennsylvania, and a B.S. degree with high honors in Economics in 1986 from the London School of Economics, located in London, England.
James G. Babb, III, Chief Investment Officer.   Mr. Babb serves as our Chief Investment Officer. Mr. Babb previously served as Chief Investment Officer of our former Manager from November 2013 until October 2017, as a director of the Company until April 2, 2014, as our Chief Investment Officer from July 2008 until November 2013, as our President from July 2008 until August 2012, and as the President of our former advisor from July 2008 until February 2013. Mr. Babb joined Bluerock in 2007 and served as its Chief Investment Officer through October 2017, and as a Trustee of Bluerock Total Income + Real Estate Fund from 2012 until November 2019. He has been involved exclusively in real estate acquisition, management, financing and disposition for approximately 30 years. From 1992 to August 2003, Mr. Babb helped lead the residential and office acquisitions initiatives for Starwood Capital Group, or Starwood Capital. Starwood Capital was formed in 1992 and during his tenure raised and invested funds on behalf of institutional investors through seven private real estate funds, which in the aggregate ultimately invested approximately $8 billion in approximately 250 separate transactions and was also active in Starwood Capital’s efforts to expand its platform to invest in Europe. From August 2003 to July 2007, Mr. Babb founded Bluepoint Capital, LLC, a private real estate investment company focused on the acquisition, development and/or redevelopment of residential and commercial properties. Mr. Babb received a B.A. degree in Economics in 1987 from the University of North Carolina at Chapel Hill.
Ryan S. MacDonald, Chief Acquisitions Officer.   Mr. MacDonald serves as our Chief Acquisitions Officer. Mr. MacDonald joined Bluerock in 2008 and has continuously served in various senior acquisition and disposition capacities for it and its affiliates, including as Senior Vice President — Investments of our former Manager from November 2013 through February 2016, and as Managing Director — Investments for our former Manager from March 2016 through October 2017. To date, with Bluerock, Mr. MacDonald has been involved with real estate transactions with an aggregate value of approximately $5.0 billion. Prior to joining Bluerock, from 2006 to 2008, Mr. MacDonald was an Analyst for PNC Realty Investors (formerly Mercantile Real Estate Advisors), where he served as part of an investment team that made more than $1.2 billion in investments within all tranches of the capital structure. From 2005 to 2006, Mr. MacDonald served in a corporate development role at Mercantile Bankshares, where he worked with Executive Management focusing on high level strategic initiatives for the $6 billion bank. Mr. MacDonald received a B.A. in Economics in 2005 from the University of Maryland, College Park.
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
Michael DiFranco, Executive Vice President, Operations.   Mr. DiFranco serves as our Executive Vice President, Operations. Mr. DiFranco joined the Company in November 2018. In his role as Executive Vice President, Operations, Mr. DiFranco is responsible for the operational and financial performance of the Company’s multi-family housing portfolio. Prior to joining the Company, from 2005 to 2016, Mr. DiFranco held several roles of increasing responsibilities with Apartment & Investment Management Company (NYSE: AIV), including serving four years as Senior Vice President of Financial Operations. From 2016 to 2018, Mr. DiFranco served as Senior Vice President of Financial Operations with The Irvine Company Apartment Communities, overseeing Revenue Management, Business Intelligence and Portfolio Management. Mr. DiFranco received a B.A in Business from Texas A&M University, College Station in 1990, an M.B.A. from The University of Texas at Austin in 1998 and an M.S. in Information Systems from The University of Colorado, Denver in 2001.
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
I. Bobby Majumder, Independent Director.   Mr. Majumder has served as one of our independent directors since January 2009. In addition, since May 2017, Mr. Majumder has served as our lead independent director and presides over executive sessions of our non-employee directors. Mr. Majumder is a partner at the law firm of Reed Smith, where he serves as the Managing Partner of the firm’s Dallas office and firmwide Co-Chair of the firm’s India practice. Mr. Majumder specializes in corporate and securities transactions with an emphasis on the representation of underwriters, placement agents and issuers in both public and private offerings, private investment in public equity (PIPE) transactions and venture capital and private equity funds. Prior to Reed Smith, Mr. Majumder was a partner at the law firm of Perkins Coie from March 2013 to May 2019. Prior to Perkins Coie, Mr. Majumder was a partner in the law firm of K&L Gates LLP from May 2005 to March 2013. From January 2000 to April 2005, Mr. Majumder was a partner at the firm of Gardere Wynne Sewell LLP. Through his law practice, Mr. Majumder has gained significant experience relating to the acquisition of a number of types of real property assets including raw land, improved real estate and oil and gas interests. Mr. Majumder also has served as an independent Trustee on the Board of Trustees of Bluerock Total Income + Real Estate Fund, a closed-end interval fund organized by Bluerock, since July 2012. He is an active member of the Park Cities Rotary Club, a charter member of the Dallas Chapter of The Indus Entrepreneurs and an Associates Board member of the Cox School of Business at Southern Methodist University. Mr. Majumder received a J.D. degree in 1993 from Washington and Lee University School of Law, located in Lexington, Virginia, and a B.A. degree in 1990 from Trinity University, located in San Antonio, Texas.
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
Kamal Jafarnia, Independent Director.   Mr. Jafarnia has served as one of our independent directors since June 2019. Mr. Jafarnia currently serves as General Counsel and Chief Compliance Officer at Artivest Holdings, Inc., which position he has held since October 2018, and as Chief Compliance Officer for the Altegris KKR Commitments Fund. Prior to Artivest, Mr. Jafarnia served as Managing Director for Legal and Business Development at Provasi Capital Partners LP. Prior to that, from October 2014 to December 2017, he served as Senior Vice President of W.P. Carey Inc. (NYSE: WPC), as well as Senior Vice President and Chief Compliance Officer of Carey Credit Advisors, Inc. and as Chief Compliance Officer and General Counsel of Carey Financial, LLC. Prior to joining W. P. Carey Inc., Mr. Jafarnia served as Counsel to two American Lawyer Global 100 law firms in New York. From March 2014 to October 2014, Mr. Jafarnia served as Counsel in the REIT practice group at the law firm of Greenberg Traurig, LLP. From August 2012 to March 2014, Mr. Jafarnia served as Counsel in the Financial Services & Products Group and was a member of the REIT practice group of Alston & Bird, LLP. Between 2006 and 2012, Mr. Jafarnia served as a senior executive, in-house counsel, and Chief Compliance Officer for several alternative investment program sponsors, including, among others, American Realty Capital, a real estate investment program sponsor, and its affiliated broker-dealer, Realty Capital Securities, LLC. In addition, Mr. Jafarnia has served as a non-executive independent member of the board of directors of Ashford Hospitality Trust, Inc. (NYSE: AHT) since January 2013. Mr. Jafarnia received an LL.M. in Securities and Financial Regulation in 2011 from Georgetown University Law Center, located in Washington, D.C., a J.D. degree in 1992 from Temple University, located in Philadelphia, Pennsylvania, and a B.A. degree in Economics and Government in 1988 from the University of Texas at Austin.
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
Mr. Jafarnia was selected as one of our independent directors to leverage his legal background, including his prior service as a regulatory compliance officer, his extensive public company experience, and his background with alternative investment programs, all of which provide him with a skill set and knowledge base unique to our board.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, requires our directors and executive officers, and any persons beneficially owning more than 10% of our outstanding shares of common stock, to file with the SEC reports with respect to their initial ownership of our common stock and reports of changes in their ownership of our common stock. As a matter of practice, our administrative staff and outside counsel assists our directors and executive officers in preparing these reports, and typically file those reports on behalf of our directors and executive officers. Based solely on a review of the copies of such forms filed with the SEC during fiscal year 2019 and on written representations from our directors and executive officers, we believe that during fiscal year 2019, all of our directors and executive officers filed the required reports on a timely basis under Section 16(a).
Code of Ethics and Whistleblower Policy
On March 26, 2014, our Board adopted a Code of Business Conduct and Ethics (as amended and restated by that certain Amended and Restated Code of Business Conduct and Ethics adopted by the

Board on August 2, 2019), Code of Ethics for Senior Executive and Financial Officers, Whistleblower Policy, and Corporate Governance Guidelines that apply to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and all members of our Board. We believe these policies are reasonably designed to deter wrongdoing and promote honest and ethical conduct; full, fair, accurate, timely, and understandable disclosure in our reporting to our stockholders and the SEC; compliance with applicable laws; reporting of violations of the code; and accountability for adherence to the code. We will provide to any person without charge a copy of our Amended and Restated Code of Business Conduct and Ethics, Code of Ethics for Senior Executive and Financial Officers, Whistleblower Policy, and Corporate Governance Guidelines, including any amendments or waivers thereto, upon written request delivered to our principal executive office at the address listed on the cover page to our Annual Report on Form 10-K.
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
Audit Committee
Our Board has established an audit committee, which is comprised of three individuals, all of whom are independent directors. The members of our audit committee are I. Bobby Majumder, Kamal Jafarnia and Romano Tio. Mr. Majumder is the chairman of our audit committee, and is designated as the audit committee financial expert as defined by the rules promulgated by the SEC and the NYSE American corporate governance listing standards.
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

The audit committee also considers and approves certain related party transactions.
Investment Committee
Our Board has established an investment committee, which is comprised of three individuals, Romano Tio, Kamal Jafarnia and R. Ramin Kamfar. Mr. Tio is the chairman of the investment committee.
Our Board has delegated to the investment committee the authority (1) to approve all real property acquisitions, developments and dispositions, including real property portfolio acquisitions, developments and dispositions, as well as all other investments in real estate consistent with our investment guidelines (each, an “Investment Transaction”) involving an equity investment equal to or in excess of ten percent (10%) of our Company Equity at the time of consideration, and (2) to review our investment policies and procedures on an ongoing basis and recommend any changes to our Board.
Our Board has further delegated to a management committee comprised of members of our executive management team the authority to (1) approve all Investment Transactions involving an equity investment amount of less than ten percent (10%) of our Company Equity at the time of consideration, and (2) to review and recommend potential investments equal to or in excess of the 10% threshold for consideration by the investment committee. If the members of the investment committee or the management committee (as applicable) approve a given investment, then management will be directed to make such investment on our behalf, if such investment can be completed on terms approved by the committee.
Compensation Committee
Our board of directors has established a compensation committee, which is comprised of three of our independent directors. The members of our compensation committee are Romano Tio, Elizabeth Harrison, and I. Bobby Majumder. Mr. Tio is the chairman of our compensation committee. Our compensation committee charter details the principal functions of the compensation committee. These functions include:
•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, if any, evaluating our chief executive officer’s performance in light of such goals and objectives, and determining and approving the remuneration, if any, of our chief executive officer based on such evaluation;

•
reviewing and approving the compensation, if any, of all of our other executive officers;

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

Nominating and Corporate Governance Committee
Our Board has established a nominating and corporate governance committee, which is comprised of three of our independent directors, I. Bobby Majumder, Elizabeth Harrison, and Romano Tio. Mr. Majumder is the chairman of our nominating and corporate governance committee. Our nominating and corporate governance committee charter details the principal functions of the nominating and corporate governance committee. These functions include:
•
identifying and recommending qualified candidates to our full Board for election as directors, and recommending nominees for election as directors at the annual meeting of stockholders;

•
developing and recommending corporate governance guidelines to our Board, and implementing and monitoring such guidelines;

•
reviewing and making recommendations on matters involving the general operation of our Board, including board size and composition, and committee composition and structure;

•
recommending nominees for each committee of our Board to our Board;

•
annually facilitating the assessment of our Board’s performance as a whole and of the individual directors, as required by applicable law, regulations and the NYSE American corporate governance listing standards; and

•
overseeing our Board’s evaluation of management.

The nominating and corporate governance committee may form and delegate authority to subcommittees in its discretion, provided that such subcommittees must be comprised entirely of independent directors, and each such committee must have its own charter setting forth its purpose and responsibilities.
Item 11.
Executive Compensation

Compensation Discussion and Analysis
Our Compensation Discussion and Analysis describes our compensation program, objectives and policies for our Named Executive Officers, or NEOs, for fiscal year 2019. Our NEOs for fiscal year 2019 were R. Ramin Kamfar, Chief Executive Officer, Jordan B. Ruddy, President and Chief Operating Officer, James G. Babb, III, Chief Investment Officer, Michael L. Konig, Chief Legal Officer and Secretary, Ryan S. MacDonald, Chief Acquisitions Officer, and Christopher J. Vohs, Chief Financial Officer and Treasurer (the “Executive Officers”).
Overview of Compensation Program and Philosophy
Pre-Internalization Compensation Summary
Prior to the completion of the Internalization on October 31, 2017, we had no employees, and were externally managed by our former Manager, BRG Manager, LLC, pursuant to the Management Agreement. The former Manager provided us with our executive officers and investment team, and administered our business activities and day-to-day operations. The former Manager paid our executive officers and others who provided services to us from the fees collected pursuant to the Management Agreement and other sources. For so long as we were externally managed, we did not pay any cash or other compensation to our NEOs, nor did we make any grants of awards under our 2014 Incentive Plans of any kind to our NEOs. None of our executive officers received any options or stock directly from us, and we have not provided any of our executive officers with pension benefits or nonqualified deferred compensation plans. The former Manager made all decisions regarding the compensation of the executive officers, and any allocation by the former Manager of fees collected pursuant to the Management Agreement to compensation for our officers and other employee benefits was solely in the discretion of the former Manager.
During the period prior to the Internalization, all of our NEOs were employees of an affiliate of the former Manager. Each of our NEOs received compensation reflecting their aggregated services to us, the former Manager and/or its affiliates. We did not play a direct role in establishing or setting the level of compensation or the measures on which bonuses or long-term incentives, if any, would be based. During the period from January 1, 2017 through December 31, 2017, we paid the former Manager approximately $12.7 million in fees pursuant to the Management Agreement, and reimbursed the former Manager for approximately $1.5 million for out-of-pocket expenses (which payments and reimbursements were all made with respect to services provided and expenses incurred by the former Manager prior to the completion of the Internalization on October 31, 2017). The former Manager used a portion of the fees collected pursuant to the Management Agreement, as well as other sources, to compensate its employees. None of our expense reimbursements to the former Manager were related to compensation expenses of the former Manager’s personnel.
Post-Internalization Compensation Summary
Upon the completion of the Internalization, REIT Operator, which became an indirect subsidiary of the Company in connection with the Internalization, entered into Employment Agreements with five of our current NEOs (Messrs. Kamfar, Babb, MacDonald, Ruddy, and Vohs), and has entered into a Services Agreement with our sixth current NEO (Mr. Konig) through his wholly-owned law firm, Konig & Associates, LLC (“K&A”) (such agreements, collectively, the “2017 Executive Agreements”), which 2017 Executive Agreements became effective at closing on October 31, 2017. All references to Mr. Konig herein refer to Mr. Konig acting through K&A. At that time, Messrs. Kamfar, Babb, MacDonald, Ruddy, and Vohs became employees of, and Mr. Konig became an independent contractor with, REIT Operator, and REIT Operator now pays them cash and other compensation in such capacities pursuant to their respective 2017 Executive Agreements. In addition, on November 5, 2018, REIT Operator entered into an Employment Agreement with our other executive officer, Mr. DiFranco (such agreement, together with the 2017 Executive Agreements, the “Executive Agreements”), pursuant to which Mr. DiFranco became an employee of REIT Operator, and on April 1, 2019, Mr. DiFranco fully transitioned into his role as an executive officer of the Company.
In connection with negotiations between us and the former Manager regarding the Internalization, we engaged FPL Associates L.P. (“FPL”), an independent executive compensation consulting firm, to advise the compensation committee on alternatives for post-Internalization executive compensation design. Since that time, FPL has provided the compensation committee with market-based compensation benchmarking analyses summarizing the compensation practices among the Company’s peer companies, including with respect to base salary, annual target bonus opportunities, long-term target equity compensation opportunities, as well as severance and change in control arrangements at the Company’s peers. FPL has also provided recommendations relating to the proposed compensation arrangements and terms of employment or service for the Company’s executive officers, including our NEOs, and supplemental market benchmarking data that summarizes the typical compensation and perquisites provided to executives in the Company’s peer group. FPL has further provided recommendations with respect to certain terms and conditions of the 2014 Incentive Plans (which have subsequently been amended and restated in their entirety by the Third Amended 2014 Incentive Plans) and the amounts of the equity awards for which our executive officers, including our NEOs, will be eligible pursuant to the terms of their Executive Agreements. Such information as initially provided by FPL was discussed and considered by the compensation committee in negotiating the terms and conditions of the Executive Agreements with each of our NEOs and other executive officer, and was updated by FPL in late 2018 and 2019 and similarly utilized by the compensation committee in establishing the executive compensation structure for 2018 and 2019.
The compensation committee oversees the Company’s Third Amended 2014 Incentive Plans. The compensation committee also oversees the compensation of our NEOs and other executive officer pursuant to the terms of their Executive Agreements, including awarding bonuses and making equity awards pursuant to the Third Amended 2014 Incentive Plans.
Executive Compensation Objectives
The primary objective of our executive compensation program is to align the interests of our NEOs with those of our stockholders in a way that allows us to attract and retain the best executive talent. The compensation committee has designed a compensation program intended to reward, among other things, favorable stockholder returns, share appreciation, same store net operating income growth, on-time and on-budget completion of development projects, return on investment on redevelopment projects, and our competitive position within our segment of the real estate industry, as well as each Executive Officer’s long-term career contributions to our Company. Compensation incentives designed to further these goals and to incentivize long-term careers with the Company will take the form of annual cash compensation, as well as long-term vesting of one-time equity awards and both time- and performance-based incentive compensation, including annual performance bonuses and long-term equity awards, subject to performance criteria and targets established and administered by our compensation committee. In addition, our compensation committee may decide to make awards to new executive officers in order to attract talented professionals.
Elements of Executive Compensation
(A) Base Salary/Base Payment.   Our compensation committee believes that payment of a competitive base salary or base payment (as applicable) is a necessary element of any compensation program that is designed to attract and retain talented and qualified executives. The Executive Agreements of our NEOs provide that Mr. Kamfar, Mr. Babb, Mr. MacDonald, Mr. Ruddy, Mr. Vohs, and Mr. Konig will receive an annual base salary or, in the case of Mr. Konig, an annual base payment, of at least $400,000, $325,000, $250,000, $300,000, $250,000, and $300,000, respectively. Each such Executive Agreement provides that the base salary or base payment (as applicable) of each of our NEOs will be reviewed annually for appropriate increases by the compensation committee, but will not be decreased. Subject to our existing contractual obligations, we expect our compensation committee to consider base salary and base payment levels for our NEOs annually as part of our performance review process, as well as upon any promotion or other change in job responsibility. The goal of our base salary and base payment program is to provide such salaries and payments at a level that allows us to attract and retain qualified executives while preserving significant flexibility to recognize and reward individual performance with other elements of the overall compensation program. Base salary and base payment levels also affect the annual cash incentive compensation because the annual bonus target opportunity of each NEO is expressed as a percentage of base salary or base payment (as applicable). The following items are generally considered when determining base salary and base payment levels:
•
market data provided by our outside consultants;

•
our financial resources;

•
the executive officer’s experience, scope of responsibilities, performance and prospects; and

•
internal equity in relation to other executive officers with similar levels of experience, scope of responsibilities, performance, and prospects.

See “2019 Compensation Decisions — 2019 Base Salary/Base Payment” and “2020 Compensation Decisions — 2020 Base Salary/Base Payment” below for information regarding the base salaries and base payments payable to our NEOs for fiscal years 2019 and 2020.
(B) Annual Cash Incentive Compensation.   It is the intention of our compensation committee to make a meaningful portion of each of our executives’ compensation in future years contingent on achieving certain performance targets and an executive’s individual objectives in that year. As part of such contingent compensation, during the term of their Executive Agreement, each of our current NEOs will be eligible to receive an annual cash incentive bonus (each, an “Annual Cash Bonus”).
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
Beginning in fiscal year 2018 and for each year thereafter during the term of their Executive Agreement, each of our current NEOs will be eligible to receive an Annual Cash Bonus in an amount ranging from 0% to a maximum of 150% (75% for Mr. Vohs) of their annual base salary or base payment (as applicable), with a target equal to 100% (50% for Mr. Vohs) of such annual base salary or base payment. The amount of each such Annual Cash Bonus will further be determined based on the Company’s performance relative to pre-determined performance criteria and targets established and administered by the compensation committee. See “2019 Compensation Decisions — 2019 Annual Cash Bonuses” and “2020 Compensation Decisions — 2020 Annual Cash Bonuses” below for information regarding the Annual Cash Bonuses for which our NEOs are eligible for fiscal years 2019 and 2020, and the applicable performance criteria and targets established by the compensation committee for use in determining the amounts of such Annual Cash Bonuses.
(C) Long-Term Equity Incentive Awards.   Our long-term equity incentive awards are comprised of two primary components, each of which are administered by the compensation committee through our Third Amended 2014 Incentive Plans: (1) a time-vested equity award component, and (2) a performance-vested equity award component.
1.
Time-Vested Equity Awards.   The objective of our time-vested equity award component is to attract and retain qualified personnel by offering an equity-based program that is competitive with our peer companies. Our compensation committee believes that these time-vested awards are necessary to successfully attract qualified executives, including our NEOs, and will continue to be an important incentive for promoting executive and employee retention going forward. Time-vested equity awards under this plan were determined by the compensation committee in consultation with FPL, and subsequently reviewed with the Chief Executive Officer (with respect to all awards except his own).

(a)
For the period between the date of closing of the Internalization and December 31, 2017, each of our NEOs was entitled to a prorated grant of time-vested equity awards in the form of long-term incentive plan units of the Operating Partnership (“LTIP Units”) (each such award to any recipient, a “Prorated Annual LTIP Award”). Such Prorated Annual LTIP Awards were determined in part based upon each executive’s duration of tenure with the former Manager’s affiliate and pay grade.

Prorated Annual LTIP Awards.   Pursuant to the Executive Agreements of our NEOs, on January 1, 2018, the Company granted the following Prorated Annual LTIP Awards: 9,636 LTIP Units to Mr. Kamfar; 3,212 LTIP Units to Mr. Babb; 2,810 LTIP Units to Mr. MacDonald; 3,212 LTIP Units to Mr. Ruddy; 803 LTIP Units to Mr. Vohs; and 3,212

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
(b)
Beginning in fiscal year 2018 and for each year thereafter during the term of their Executive Agreement, each of our NEOs will be entitled to an annual grant of time-vested equity awards in the form of LTIP Units (each, an “Annual LTIP Award”). The actual number of LTIP Units that will actually vest and become nonforfeitable in three equal installments on each anniversary of the date of grant in respect to each such Annual LTIP Award will be dependent upon continued employment and other conditions as set forth in the Executive Agreements. See “2019 Compensation Decisions — 2019 Annual LTIP Awards” and “2020 Compensation Decisions — 2020 Annual LTIP Awards” below for information regarding the Annual LTIP Awards to which our NEOs are entitled for fiscal years 2019 and 2020.

2.
Performance-Vested Equity Awards.   The objective of our performance-vested equity award component is to implement our objective of promoting a performance-focused culture by rewarding our NEOs, and other employees of Manager Sub, based upon achievement of long term Company and individual performance targets. When determining the quantity and amounts of such long term performance-vested equity awards (each, a “Long Term Performance Award”) to be granted, the compensation committee assesses the same factors considered in setting base salaries and base payments, as applicable, described above, but with a greater emphasis on performance measures we believe drive our long-term success. The actual number of LTIP Units that will actually vest and become nonforfeitable as of the last day of the three-year performance period in respect of each such Long Term performance Award will be dependent upon the achievement of the long term Company and individual performance criteria and targets established and administered by the compensation committee as described below.

(a)
For the period between the date of closing of the Internalization and December 31, 2017, no Long Term Performance Awards were granted because of the short timeframe for measurement.

(b)
Beginning in fiscal year 2018 and for each year thereafter during the term of their Executive Agreement, each of our NEOs will be entitled to an annual grant of a Long Term Performance Awards in the form of LTIP Units for a three-year performance period. The actual amount of the annual Long Term Performance Award for which each of our current NEOs will be eligible will range from 0% to a maximum of  (i) 150% of their Annual LTIP Award for 2019 and (ii) 200% of their Annual LTIP Award for 2020, with a threshold equal to 50% of that year’s Annual LTIP Award, a target equal to that year’s Annual LTIP Award, and a maximum equal to (i) 150% of that year’s Annual LTIP Award for 2019 and (ii) 200% of that year’s Annual LTIP Award for 2020. The actual number of LTIP Units that will actually vest and become nonforfeitable in respect of each such Long Term Performance Award will be dependent upon the achievement, over the three-year performance period, of the objective Company performance criteria and targets established and administered by the compensation committee as described below, as well as a subjective evaluation of the performance of each such Executive Officer during such time period. See “2019 Compensation Decisions — 2019 Long Term Performance Awards” and “2020 Compensation Decisions — 2020 Long Term Performance Awards” below for information regarding the Long Term Performance Awards to which our NEOs are entitled for fiscal years 2019 and 2020, and the applicable performance criteria and targets established by the compensation committee for use in determining the amounts of such Long Term Performance Awards.

(D) Executive Compensation Metrics: Objective Performance Criteria.   Listed below are the objective performance criteria established by the compensation committee for use in determining Annual Cash Bonuses and/or Long Term Performance Awards for our NEOs for fiscal year 2019. Except as indicated below, the same objective performance criteria were also approved by the compensation committee for use in determining Annual Cash Bonuses and/or Long Term Performance Awards for our NEOs for fiscal year 2020. For information regarding the relative weightings and threshold, target, and maximum achievement levels assigned to each such criterion for each type of equity incentive award for fiscal years 2019 and 2020, see “2019 Compensation Decisions — 2019 Annual Cash Bonuses” and “— 2019 Long Term Performance Awards,” and “2020 Compensation Decisions — 2020 Annual Cash Bonuses” and “— 2020 Long Term Performance Awards,” below.
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
For Use in Determining:   Annual Cash Bonuses and Long Term Performance Awards (fiscal years 2019 and 2020).
Target:   For fiscal years 2019 and 2020, the Company’s target is to rank within the 50th percentile in TSR relative to the SNL U.S. Multifamily REIT Index.
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
For Use in Determining:   Annual Cash Bonuses (fiscal year 2019) and Long Term Performance Awards (fiscal years 2019 and 2020).
Target:   For fiscal years 2019 and 2020, the Company’s target is to rank within the 50th percentile in same store NOI growth relative to the SNL U.S. Multifamily REIT Index.
(c)
Development Projects: Schedule Performance vs. Targets

Why is this metric important?   The on-time development metric focused on the timing of start, completion, initial occupancy and stabilization dates for the Company’s development projects, and compared the Company’s actual performance relative to its targets with respect to such dates. The accuracy of both the Company’s forecasts as to when a development project would begin to generate income, and the Company’s projections with respect to the operating performance of each such project, were dependent upon the timely execution of the Company’s targeted development milestones during fiscal year 2019. The on-time development metric was designed for use during fiscal year 2019 to ensure our NEOs and other executives remained focused on the timely execution of such milestones.
For Use in Determining:   Annual Cash Bonuses (fiscal year 2019).
Target:   For fiscal year 2019, the Company’s target was to be on schedule relative to its target start, completion, initial occupancy and stabilization dates for its development projects.
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
For Use in Determining:   Annual Cash Bonuses (fiscal years 2019 and 2020).
Target:   For fiscal years 2019 and 2020, the Company’s target is to be on budget for its development projects.
(e)
Redevelopment Projects: Return on Investment (IRR)

Why is this metric important?   This metric focuses on the Company’s return on investment with respect to its redevelopment projects, and was designed to ensure our NEOs and other executives remain focused on maximizing return on the Company’s value-added investments.
For Use in Determining:   Annual Cash Bonuses and Long Term Performance Awards (fiscal years 2019 and 2020).
Target:   For fiscal years 2019 and 2020, the Company’s target is to achieve an internal rate of return of 20% on its redevelopment projects.
(f)
Total Asset Growth vs. SNL U.S. Multifamily REIT Index Peer Group

Why is this metric important?   This metric helps stockholders compare the growth in value of the Company’s asset base to that of the peer companies in the SNL U.S. Multifamily REIT Index. The value of the Company’s portfolio of assets further provides an indication of the Company’s execution of its business plan
For Use in Determining:   Annual Cash Bonuses (fiscal year 2020 only).
Target:   For fiscal year 2020, the Company’s target is to rank within the 50th percentile in total asset growth relative to the SNL U.S. Multifamily REIT Index.
(E) Distributions on LTIP Units.   Distributions on LTIP Units granted to our NEOs pursuant to the equity incentive awards described above will be paid from the date of grant; provided, that (i) solely with respect to LTIP Units granted as part of Long Term Performance Awards, distributions will be paid at the rate of ten percent (10%) of the distributions otherwise payable with respect to such LTIP Units until the last day of the three-year performance period (or the date of forfeiture, if earlier); and (ii) with respect to each LTIP Unit granted as part of a Long Term Performance Award that becomes fully vested in accordance with the terms of an NEO ’s Executive Agreement, such NEO shall be entitled to receive, as of the date of such vesting, a single cash payment equal to the distributions payable with respect to each such LTIP Unit back to the date of grant, minus the distributions already paid on each such LTIP Unit in accordance with clause (i), in each case subject to certain potential limitations on distributions set forth in the limited partnership agreement of our Operating Partnership and intended to preserve the U.S. federal income tax treatment of such LTIP Units as “profits interests.”

(F) Post-Termination Compensation.   The Executive Agreements with our six NEOs (Messrs. Kamfar, Babb, MacDonald, Ruddy, Vohs and Konig) provide for payments and other benefits if the executive’s employment terminates under specified circumstances. See “Executive Officer Compensation Tables — Narrative Discussion of Summary Compensation Table —Employment Agreements” and “Executive Officer Compensation Tables — Potential Payments upon Termination or Change in Control” for a description of these termination and severance benefits with our executive officers.
2019 Compensation Decisions
2019 Base Salary/Base Payment.   For fiscal year 2019, the compensation committee set the base salaries or base payment, as applicable, of our current NEOs as set forth in the table below:
Name and Principal Position	2019 Base Salary/Base Payment
R. Ramin Kamfar, Chief Executive Officer	$400,000
James G. Babb, III, Chief Investment Officer	$325,000
Jordan B. Ruddy, Chief Operating Officer and President	$300,000
Michael L. Konig, Chief Legal Officer and Secretary	$300,000
Ryan S. MacDonald, Chief Acquisitions Officer	$300,000
Christopher J. Vohs, Chief Financial Officer and Treasurer	$250,000
2019 Annual Cash Bonuses.   For fiscal year 2019, the compensation committee determined that 75% of the Annual Cash Bonus for which each of our NEOs would be eligible would be determinable based upon the objective performance criteria set forth below, and the remaining 25% would be determinable based upon subjective performance criteria.
For fiscal year 2019, in recognition of the Company’s greater emphasis on value-add investments in redevelopment projects, the compensation committee elected to revise the objective performance criteria applicable to the Annual Cash Bonuses, to increase the weighting for the “Redevelopment Projects — Return on Investment (IRR)” criterion (which, for fiscal year 2018, was weighted at 16.67%) to 30%. To accommodate this change, the compensation committee further elected to decrease the weighting (i) for each of the “Total Shareholder Return (TSR) Rank vs. SNL U.S. Multifamily REIT Index Peer Group” and the “Same Store NOI Growth Rank vs. SNL U.S. Multifamily REIT Index Peer Group” criteria (which, for fiscal year 2018, were both weighted at 33.33%) to 30%; and (ii) for each of the “Development Projects: Schedule Performance vs. Targets” and the “Development Projects: Budget Performance vs. Targets” criteria (which, for fiscal year 2018, were weighted at 8.33% and 8.34%, respectively) to 5%. For fiscal year 2019, the objective performance criteria, their relative weightings, and threshold, target, and maximum achievement levels were thus be as follow:
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

Each component of the 2019 objective performance criteria was weighted as indicated above. For fiscal year 2019, the target amount of each Executive Officer’s Annual Cash Bonus was equal to the 2019 Base Salary or 2019 Base Payment (as applicable) of each such Executive Officer (50% of the 2019 Base Salary for Mr. Vohs). For achievement of the threshold level, 50% of the target amount of each such executive’s Annual Cash Bonus can be earned (35% for Mr. Vohs); for achievement of the target level, 100% can be earned (50% for Mr. Vohs); and for achievement of the maximum level, 150% can be earned (75% for Mr. Vohs ). If performance for a component of the objective performance criteria is below the threshold level, no bonus will be earned for that component. In December 2018, each Executive Officer other than Mr. Vohs executed a Second Side Letter to their Employment or Services Agreement (as applicable) to reflect their prospective election to receive any Annual Cash Bonus earned for 2019 in the form of LTIP Units, rather than in cash. The actual amounts of such Annual Cash Bonuses for fiscal year 2019 will be determined by the compensation committee in March 2020, in its reasonable business judgment and based on its review of the Company’s performance with respect to the objective performance criteria set forth above and the performance of each such Executive Officer during the applicable time period. The Annual Cash Bonuses for fiscal year 2019 will be payable by March 15, 2020.
2019 Annual LTIP Awards.   Also pursuant to the Executive Agreements of our NEOs,, on January 1, 2019, the Company granted the following Annual LTIP Awards for fiscal year 2019: 76,252 LTIP Units to Mr. Kamfar; 27,872 LTIP Units to Mr. Babb; 27,872 LTIP Units to Mr. MacDonald; 27,872 LTIP Units to Mr. Ruddy; 8,283 LTIP Units to Mr. Vohs; and 27,872 LTIP Units to K&A. The amount of each such Annual LTIP Award was determined by dividing (x) $725,000 for Mr. Kamfar, $265,000 for Mr. Babb, $265,000 for Mr. MacDonald, $265,000 for Mr. Ruddy, $78,750 for Mr. Vohs, and $265,000 for Mr. Konig, by (y) the volume weighted average price of a share of the Company’s Class A Common Stock as reported on the NYSE American for the twenty (20) trading days immediately preceding the date of grant. The number of LTIP Units that will actually vest and become nonforfeitable in three equal installments on each anniversary of the date of grant, shall also be deemed to be January 1, 2019) in respect of each such Annual LTIP Award will be dependent upon continued employment and other conditions as set forth in the Executive Agreements.
2019 Long Term Performance Awards.   For fiscal year 2019, the compensation committee determined that 75% of the Long Term Performance Award for which each of our NEOs would be eligible will be determinable based upon the objective performance criteria set forth below, and the remaining 25% would be determinable based upon subjective performance criteria.
For fiscal year 2019, in recognition of the Company’s greater emphasis on value-add investments in redevelopment projects, the compensation committee elected to revise the objective performance criteria applicable to the Long Term Performance Awards, to eliminate the criterion related to inclusion in the Morgan Stanley REIT (MCSI) and S&P 600 Indices (as used for fiscal year 2018), and replace it with the “Redevelopment Projects — Return on Investment (IRR)” criterion (which, for fiscal year 2018, was applicable only to the Annual Cash Bonuses). For fiscal year 2019, the objective performance criteria, their relative weightings, and threshold, target, and maximum achievement levels were thus as follow:
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

Each component of the 2019 objective performance criteria was weighted as indicated above. For achievement of the threshold level, 50% of the weighted portion of each executive’s target Long Term Performance Award (i.e., 50% of the weighted portion of their Annual LTIP Award) could be earned; for achievement of the target level, 100% could be earned; and for achievement of the maximum level, 150%

could be earned. If performance for a component of the objective performance criteria was below the threshold level, no bonus would be earned for that component.
Pursuant to the Executive Agreements of our NEOs, on January 1, 2019, the Company granted the following Long Term Performance Awards for fiscal year 2019: 114,379 LTIP Units to Mr. Kamfar; 41,807 LTIP Units to Mr. Babb; 41,807 LTIP Units to Mr. MacDonald; 41,807 LTIP Units to Mr. Ruddy; 12,424 LTIP Units to Mr. Vohs; and 41,807 LTIP Units to Mr. Konig. The number of LTIP Units that will actually vest and become nonforfeitable as of the last day of the three-year performance period in respect of each such Long Term Performance Award will be dependent upon the achievement, over the three-year performance period, of the objective Company performance criteria and targets set forth above, and the performance of each such Executive Officer during such time period.
2020 Compensation Decisions
2020 Base Salary/Base Payment.   For fiscal year 2020, the compensation committee has set the base salaries or base payment, as applicable, of our current NEOs as set forth in the table below:
Name and Principal Position	2020 Base Salary/Base Payment
R. Ramin Kamfar, Chief Executive Officer	$400,000
James G. Babb, III, Chief Investment Officer	$325,000
Jordan B. Ruddy, Chief Operating Officer and President	$300,000
Michael L. Konig, Chief Legal Officer and Secretary	$300,000
Ryan S. MacDonald, Chief Acquisitions Officer	$325,000
Christopher J. Vohs, Chief Financial Officer and Treasurer	$262,500
2020 Annual Cash Bonuses.   For fiscal year 2020, the compensation committee has determined that 75% of the Annual Cash Bonus for which each of our NEOs will be eligible will be determinable based upon the objective Company performance criteria set forth below, and the remaining 25% will be determinable based upon subjective performance criteria.
For fiscal year 2020, in recognition of the Company’s greater emphasis on growth in value of its asset base and adherence to budget with respect to its development projects, the compensation committee elected to revise the objective performance criteria applicable to the Annual Cash Bonuses, to include the new “Total Asset Growth vs. SNL U.S. REIT Multifamily Index Peer Group” criterion (which, was not utilized for fiscal year 2019), which was weighted at 25%, and to increase the weighting for the “Development Projects — Budget Performance vs. Target” criterion (which, for fiscal year 2019, was weighted at 5%) to 25%. To accommodate this change, the compensation committee further elected to decrease the weighting for (i) the “Total Shareholder Return (TSR) Rank vs. SNL U.S. Multifamily REIT Index Peer Group” criterion (which, for fiscal year 2019, was weighted at 30%) to 25%; and (ii) the “Redevelopment Projects — Return on Investment (IRR)” criterion (which, for fiscal year 2019, was weighted at 30%) to 25%; and to eliminate the “Same Store NOI Growth Rank vs. SNL U.S. Multifamily REIT Index Peer Group” and the “Development Projects: Schedule Performance vs. Targets” criteria (which, for fiscal year 2019, had been weighted at 30% and 5%, respectively). For fiscal year 2020, the objective performance criteria, their relative weightings, and threshold, target, and maximum achievement levels will thus be as follow:
2020 Objective Performance Criteria	Weighting	Threshold	Target	Maximum
Total Shareholder Return (TSR) Rank vs. SNL U.S. Multifamily REIT Index Peer Group*	25.00%	25th Percentile	50th Percentile	75th Percentile
Development Projects: Budget Performance vs. Target	25.00%	3% Over	On Budget	3% Under
Redevelopment Projects: Return on Investment (IRR)*	25.00%	15% ROI	20% ROI	25% ROI
Total Asset Growth vs. SNL U.S. Multifamily REIT Index Peer Group*	25.00%	25th Percentile	50th Percentile	75th Percentile

*
For performance between achievement levels, the award was determined by linear interpolation.

Each component of the 2020 objective performance criteria will be weighted as indicated above. For fiscal year 2020, the target amount of each Executive Officer’s Annual Cash Bonus is equal to the 2020 Base Salary or 2020 Base Payment (as applicable) of each such executive officer (50% of the 2020 Base Salary for Mr. Vohs). For achievement of the threshold level, 50% of the target amount of each such executive’s Annual Cash Bonus can be earned (35% for Mr. Vohs); for achievement of the target level, 100% can be earned (50% for Mr. Vohs); and for achievement of the maximum level, 150% can be earned (75% for Mr. Vohs). If performance for a component of the objective performance criteria is below the threshold level, no bonus will be earned for that component. In December 2019, each Executive Officer other than Mr. Vohs executed a Third Side Letter to their Employment or Services Agreement (as applicable) to reflect their prospective election to receive any Annual Cash Bonus earned for 2020 in the form of LTIP Units, rather than in cash. The actual amounts of such Annual Cash Bonuses for the year ended December 31, 2020 will be determined by the compensation committee in March 2021, in its reasonable business judgment and based on its review of the Company’s performance with respect to the objective performance criteria set forth above and the performance of each such Executive Officer during the applicable time period. The Annual Cash Bonuses for fiscal year 2021 will be payable on March 15, 2021.
2020 Annual LTIP Awards.   Pursuant to the Executive Agreements of our NEOs, on January 1, 2020, the Company granted the following Annual LTIP Awards for fiscal year 2020: 104,791 LTIP Units to Mr. Kamfar; 22,216 LTIP Units to Mr. Babb; 41,916 LTIP Units to Mr. MacDonald; 31,437 LTIP Units to Mr. Ruddy; 6,958 LTIP Units to Mr. Vohs; and 31,437 LTIP Units to Mr. Konig. The amount of each such Annual LTIP Award was determined by dividing (x) $1,250,000 for Mr. Kamfar, $265,000 for Mr. Babb, $500,000 for Mr. MacDonald, $375,000 for Mr. Ruddy, $83,000 for Mr. Vohs, and $375,000 for Mr. Konig, by (y) the volume weighted average price of a share of the Company’s Class A Common Stock as reported on the NYSE American for the twenty (20) trading days immediately preceding the date of grant. The actual number of LTIP Units that will actually vest and become nonforfeitable in three equal installments on each anniversary of the date of grant in respect of each such Annual LTIP Award will be dependent upon continued employment and other conditions as set forth in the Executive Agreements.
2020 Long Term Performance Awards.   For fiscal year 2020, the compensation committee has determined that 75% of the Long Term Performance Award for which each of our NEOs will be eligible will be determinable based upon the objective performance criteria set forth below, and the remaining 25% will be determinable based upon subjective performance criteria.
For fiscal year 2020, in recognition of the Company’s emphasis on total shareholder return, the compensation committee elected to revise the objective performance criteria applicable to the Long Term Performance Awards, to increase the weighting for the “Total Shareholder Return (TSR) Rank vs. SNL U.S. Multifamily REIT Index” criterion (which, for fiscal year 2019, was weighted at 33.33%) to 40%, To accommodate this change, the compensation committee further elected to decrease, to 30%, the weighting for both (i) the “Same Store NOI Growth Rank vs. SNL U.S. Multifamily REIT Index” criterion (which, for fiscal year 2019, was weighted at 33.33%) and (ii) the “Redevelopment Projects — Return on Investment (IRR)” criterion (which, for fiscal year 2019, was weighted at 33.34%). The objective performance criteria, their relative weightings, and threshold, target, and maximum achievement levels will thus be as follow:
2020 Objective Performance Criteria	Weighting	Threshold	Target	Maximum
Total Shareholder Return (TSR) Rank vs. SNL U.S. Multifamily REIT Index*	40.00%	25th Percentile	50th Percentile	75th Percentile
Same Store NOI Growth Rank vs. SNL U.S. Multifamily REIT Index*	30.00%	25th Percentile	50th Percentile	75th Percentile
Redevelopment Projects – Return on Investment (IRR)*	30.00%	15% ROI	20% ROI	25% ROI

*
For performance between achievement levels, the award will be determined by linear interpolation.

Each component of the 2020 objective performance criteria will be weighted as indicated above. For achievement of the threshold level, 50% of the weighted portion of each executive’s target Long Term Performance Award (i.e., 50% of the weighted portion of their Annual LTIP Award) can be earned; for achievement of the target level, 100% can be earned; and for achievement of the maximum level, 200% can be earned. If performance for a component of the objective performance criteria was below the threshold level, no bonus will be earned for that component.
Pursuant to the Executive Agreements of our NEOs, on January 1, 2020, the Company granted the following Long Term Performance Awards for fiscal year 2020: 209,582 LTIP Units to Mr. Kamfar; 44,431 LTIP Units to Mr. Babb; 83,833 LTIP Units to Mr. MacDonald; 62,875 LTIP Units to Mr. Ruddy; 13,916 LTIP Units to Mr. Vohs; and 62,875 LTIP Units to Mr. Konig. The actual number of LTIP Units that will actually vest and become nonforfeitable as of the last day of the three-year performance period in respect of each such Long Term Performance Award will be dependent upon the achievement, over the three-year performance period, of the objective Company performance criteria and targets set forth above, and the performance of each such Executive Officer during such time period.
Peer Groups
To assist the compensation committee in developing the post-Internalization compensation program for the Company’s NEOs, FPL was engaged to examine current market compensation practices. In connection with that process, FPL provided the compensation committee with a market-based compensation benchmarking analysis summarizing the executive compensation practices among a peer group of companies consisting of REITs reasonably comparable in size to the Company based on total market capitalization and total return. The size-based peer group was utilized to assist the compensation committee in understanding current compensation structures and practices. However, the compensation committee did not rely solely upon benchmarking to determine the compensation of the Company’s NEOs and other executive officers, but used the compensation levels, structures and practices of the peer group as one of many factors to formulate the Company’s executive compensation structure. The compensation of the Company’s NEOs is not tied to a specified percentile of a peer group.
2019 Peer Group.   The size-based peer group utilized by the compensation committee in establishing compensation metrics for the Company’s NEOs for fiscal year 2019 was comprised of the following:
• Armada Hoffler Properties, Inc.	• Independence Realty Trust, Inc.
• CatchMark Timber Trust, Inc.	• Rexford Industrial Realty, Inc.
• Cedar Realty Trust, Inc.	• Summit Hotel Properties, Inc.
• Chatham Lodging Trust	• Terreno Realty Corporation
• Chesapeake Lodging Trust	• TIER REIT, Inc.
• Easterly Government Properties, Inc.	• Whitestone REIT
• Hersha Hospitality Trust
2020 Peer Group.   The size-based peer group utilized by the compensation committee in establishing compensation metrics for the Company’s NEOs was comprised of the following:
• Agree Realty Corporation	• Independence Realty Trust, Inc.
• Chatham Lodging Trust	• Kite Realty Group Trust
• Columbia Property Trust	• Retail Opportunity Investments Corp.
• Easterly Government Properties, Inc.	• Summit Hotel Properties, Inc.
• Hannon Armstrong Sustainable Infrastructure Capital, Inc.	• Terreno Realty Corporation • Whitestone REIT
• Hersha Hospitality Trust

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
Incentive Plans
The Company’s incentive plans were originally adopted by our Board on December 16, 2013, and approved by our stockholders on January 23, 2014, as the 2014 Equity Incentive Plan for Individuals (the “2014 Individuals Plan”) and the 2014 Equity Incentive Plan for Entities (the “2014 Entities Plan,” and together with the 2014 Individuals Plan, as each was subsequently amended and restated, the “2014 Incentive Plans”).
On August 9, 2018, our Board adopted, and on September 28, 2018 our stockholders approved, the third amendment and restatement of the 2014 Individuals Plan (the “Third Amended 2014 Individuals Plan”) and the 2014 Entities Plan (the “Third Amended 2014 Entities Plan,” and together with the Third Amended 2014 Individuals Plan, the “Third Amended 2014 Incentive Plans,” and together with the 2014 Incentive Plans, the “Incentive Plans”), which superseded and replaced in their entirety the 2014 Incentive Plans Under the Third Amended 2014 Incentive Plans, we have reserved and authorized an aggregate number of 2,250,000 shares of our common stock for issuance. As of February 6, 2020, 762,401 shares were available for future issuance.
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

As of December 31, 2019, all of our directors and Executive Officers were in compliance with our stock ownership guidelines or on track to be compliant within the five-year period specified by the guidelines.
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

•
Stock Ownership Guidelines.   The Board has implemented stock ownership guidelines for our NEOs and other executive officer, which are described above under “Stock Ownership Guidelines.” The compensation committee believes that significant ownership of the Company’s common stock by its NEOs and other executive officer helps to align the interests of the Company’s management with those of its stockholders, and is consistent with the Company’s commitment to sound corporate governance. As of December 31, 2019, all of our NEOs and our other executive officer were in compliance with our stock ownership guidelines or on track to be compliant within the five-year period specified by the guidelines.
•
Clawback Policy.   The compensation committee has also adopted a policy on the clawback of incentive compensation, which is described above under “Clawback Policy.” Under the clawback policy, if the Company is required to restate its financial results due to material noncompliance with any financial reporting requirement under the U.S. federal securities laws (whether or not based on fraud or misconduct) and the Board or the compensation committee has not determined that such restatement is subject to certain exceptions, the Company may recover certain excess incentive-based compensation (including equity and equity-based compensation) that is paid, issued or vests based on the achievement of performance objectives and that is granted on or after the policy’s effective date to current or former NEOs or other executive officer while an NEO or other executive officer.

•
Performance Metrics.   The compensation committee further believes in linking pay with performance. In 2019 (as in 2018), the Company used a variety of quantifiable performance metrics for its annual incentive programs, which are described in more detail under “Compensation Discussion and Analysis — Elements of Compensation and 2019 Compensation Decisions.”

In summary, the compensation committee believes that structuring the Company’s executive compensation program such that a considerable amount of the compensation of its NEOs and other executive officer is tied to the Company’s long-term success and share value provides incentives for our NEOs and other executive officer to manage the Company for long-term growth in a prudent manner, and avoids creating disproportionately large short-term incentives that could otherwise serve to promote the taking of risks that would not be in the long-term interests of the Company.
Lending Policies
We may not make loans to our directors, officers or other employees except in accordance with our code of business conduct and ethics and applicable law.
Compensation Committee Report(1)
The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on such review and discussion, the compensation committee has recommended to our Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Submitted by the Compensation Committee:
Romano Tio, Chairman
Elizabeth Harrison
I. Bobby Majumder
Compensation Committee Interlocks and Insider Participation
The members of the compensation committee are Romano Tio, Elizabeth Harrison and I. Bobby Majumder, each of whom is an independent director. None of these directors has at any time served as an officer or employee of the Company. None of our executive officers has served as a director or member of the compensation committee of any entity that has one or more of its executive officers serving as a member of our Board or compensation committee. Accordingly, during 2019 there were no interlocks with other companies within the meaning of the SEC’s rules.

(1)
The Compensation Committee Report does not constitute “soliciting material” and will not be deemed “filed” or incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate our SEC filings by reference, in whole or in part, notwithstanding anything to the contrary set forth in those filings.

EXECUTIVE OFFICER COMPENSATION TABLES
Summary Compensation Table
The table below summarizes the total compensation paid or earned by our NEOs in 2019, 2018 and 2017.
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)	Total ($)
R. Ramin Kamfar	2019	400,000	—	1,719,492	—	—	2,119,492
Chairman and CEO	2018	400,000	385,200	3,968,912	—	—	4,754,112
	2017	66,667	66,667	—	—	—	133,334
Jordan B. Ruddy	2019	300,000	—	628,505	—	—	928,505
President and COO	2018	300,000	288,900	1,728,870	—	—	2,317,770
	2017	50,000	50,000	—	—	—	100,000
James G. Babb, III	2019	325,000	—	628,505	—	—	953,505
Chief Investment Officer	2018	325,000	312,975	1,728,870	—	—	2,366,845
	2017	54,167	54,167	—	—	—	108,334
Ryan S. MacDonald	2019	300,000	—	628,505	—	—	928,505
Chief Acquisitions	2018	250,000	240,750	1,664,972	—	—	2,155,722
Officer	2017	41,667	41,667	—	—	—	83,334
Christopher J. Vohs	2019	250,000	—	186,777	—	—	436,777
Chief Financial Officer and Treasurer	2018	250,000	120,375	614,875	—	—	985,250
	2017	41,667	20,833	—	—	—	62,500
Michael L. Konig*	2019	300,000	—	628,505	—	—	928,505
Chief Legal Officer and Secretary	2018	300,000	288,900	1,728,870	—	—	2,317,770
	2017	50,000	50,000	—	—	—	100,000

*
Pursuant to a Services Agreement with his wholly-owned law firm, K&A.

(1)
Each executive officer is eligible for an annual cash incentive bonus for the year ended December 31, 2019. The amounts of such bonuses are not calculable through the latest practicable date, but will be determined by the compensation committee, in its reasonable business judgment and based on its review of the Company’s performance and the performance of each such executive officer during that time period, in March 2020. The annual cash incentive bonuses will be payable on March 15, 2020.

(2)
Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the full grant date fair value of LTIP Unit awards issued to the executives in 2019. In accordance with SEC disclosure requirements, the amounts for 2019 include the full grant date fair value of awards issued under the Incentive Plans. The grant date fair value is computed in accordance with FASB ASC 718, “Compensation-Stock Compensation,” or “ASC 718.”

The actual value of awards with respect to these awards are contingent on continued employment and assumes maximum performance had been achieved under any long term performance awards.
(3)
The executive officers did not receive any non-equity incentive plan compensation in 2019.

Grants of Plan-Based Awards for 2019
Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)(1)
R. Ramin Kamfar	1/1/2019(2)				76,252	$687,793
	1/1/2019(3)	38,126	76,253	114,379		$1,031,699
Jordan B. Ruddy	1/1/2019(2)				27,872	$251,405
	1/1/2019(3)	13,936	27,871	41,807		$377,099
James G. Babb III	1/1/2019(2)				27,872	$251,405
	1/1/2019(3)	13,936	27,871	41,807		$377,099
Ryan S. MacDonald	1/1/2019(2)				27,872	$251,405
	1/1/2019(3)	13,936	27,871	41,807		$377,099
Christopher J. Vohs	1/1/2019(2)				8,283	$74,713
	1/1/2019(3)	4,141	8,283	12,424		$112,064
Michael L. Konig	1/1/2019(2)				27,872	$251,405
	1/1/2019(3)	13,936	27,871	41,807		$377,099

(1)
The amounts presented in this column represent the full grant date fair value of equity awards (calculated pursuant to FASB ASC Topic 718) granted to the Named Executive Officers in 2019. Pursuant to the rules and regulations of the SEC, the amounts exclude the impact of estimated forfeitures related to service-based vesting conditions. The grant date fair value, including the impact of estimated forfeitures related to service-based vesting conditions, is the amount we would expense in our consolidated financial statements over the award’s vesting schedule. For additional information on our value assumptions, refer to Note 13 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the SEC.

(2)
Represents long-term incentive plan units in the Operating Partnership, of which the Issuer is the general partner. These LTIP Units will vest ratably over a three year period and may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Issuer, and may then be redeemed for cash or, at the option of the Issuer and after a one year holding period (including any period during which the LTIP Units were held), settled in shares of the Issuer’s Class A common stock on a one-for-one basis.

(3)
Represents long-term incentive plan units in the Operating Partnership of which the Issuer is the general partner. These Long Term Performance Awards LTIP Units are subject to a three-year performance period beginning January 1, 2019 and may vest at the end of that period subject to performance criteria and established targets. The LTIP Units may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Issuer, and may then be redeemed for cash, or at the option of the Issuer and after a one-year holding period (including any period during which the LTIP Units were held), settled in shares of the Issuer’s Class A common stock on a one-for-one basis.

Outstanding Equity Awards at December 31, 2019
The following table sets forth certain information with respect to outstanding equity awards held by the named executive officers as of December 31, 2019:
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
R. Ramin Kamfar	1/1/2018(2)	144,536	1,741,659
	1/1/2018(3)	38,543	464,443
	1/1/2018(4)	3,212	38,705
	1/1/2018(5)			52,701	635,047
	10/4/2018(6)			34,020	409,941
	1/1/2019(3)	76,252	918,837
	1/1/2019(7)			114,379	1,378,267
Jordan B. Ruddy	1/1/2018(2)	72,268	870,829
	1/1/2018(3)	12,847	154,806
	1/1/2018(4)	1,070	12,894
	1/1/2018(5)			17,567	211,682
	10/4/2018(6)			11,340	136,647
	1/1/2019(3)	27,872	335,858
	1/1/2019(7)			41,807	503,774
James G. Babb III	1/1/2018(2)	72,268	870,829
	1/1/2018(3)	12,847	154,806
	1/1/2018(4)	1,070	12,894
	1/1/2018(5)			17,567	211,682
	10/4/2018(6)			11,340	136,647
	1/1/2019(3)	27,872	335,858
	1/1/2019(7)			41,807	503,774
Ryan S. MacDonald	1/1/2018(2)	72,268	870,829
	1/1/2018(3)	11,241	135,454
	1/1/2018(4)	936	11,279
	1/1/2018(5)			15,371	185,221
	10/4/2018(6)			9,923	119,572
	1/1/2019(3)	27,872	335,858
	1/1/2019(7)			41,807	503,774
Christopher J. Vohs	1/1/2018(2)	28,906	348,317
	1/1/2018(3)	3,212	38,705
	1/1/2018(4)	267	3,217
	1/1/2018(5)			4,392	52,924
	10/4/2018(6)			2,835	34,162
	1/1/2019(3)	8,283	99,810
	1/1/2019(7)			12,424	149,709

Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)
Michael L. Konig	1/1/2018(2)	72,268	870,829
	1/1/2018(3)	12,847	154,806
	1/1/2018(4)	1,070	12,894
	1/1/2018(5)			17,567	211,682
	10/4/2018(6)			11,340	136,647
	1/1/2019(3)	27,872	335,858
	1/1/2019(7)			41,807	503,774

(1)
Based upon the closing price of our Class A common stock on December 31, 2019 of  $12.05.

(2)
Each LTIP award vests and becomes nonforfeitable as follows: (i) the first and second installments vested on December 31, 2018 and October 31, 2019, respectively, in the amount of one-fifth (1/5) of the LTIP award and (ii) the third through fifth installments on the third through fifth anniversary of October 31, 2017, respectively, in an amount equal to one-fifth (1/5) of the LTIP award, in each case subject to continued employment and other conditions.

(3)
The amount of each such LTIP award was determined as set forth above. Each LTIP award vests and becomes nonforfeitable in three equal installments on each anniversary of the date of grant, subject to continued employment and other conditions.

(4)
Each LTIP award vests and becomes nonforfeitable as follows: (i) the first and second installments vested on December 31, 2018 and October 31, 2019, respectively, in the amount of one-third (1/3) of the LTIP award, and (ii) the third installment on the third anniversary of October 31, 2017, respectively, in the amount of one-third (1/3) of the LTIP award, in each case subject to continued employment and other conditions.

(5)
Each Initial Long Term Performance Award was granted in the form of LTIP Units for a three-year performance period, with a threshold equal to 50% of that year’s Annual LTIP Award, a target equal to that year’s Annual LTIP Award and a maximum equal to 150% of that year’s Annual LTIP Award, subject to the performance criteria and targets established and administered by the compensation committee. The amounts in the table assume maximum performance. The actual number of LTIP Units that become fully vested in respect of each such Long Term Performance Award will be based on the attainment, over the three-year performance period, of targets related to relative total stockholder return, relative same store net operating income growth, and inclusion in certain peer indices, as well as a subjective evaluation of the achievement of strategic objectives. Each such Long Term Performance Award will vest and become nonforfeitable effective as of the last day of the performance period. Due to limitations on the number of LTIP Units then available for issuance under the 2014 Incentive Plans, these Long Term Performance Awards were, in aggregate, lower than those to which the recipients were entitled pursuant to the terms of their respective Executive Agreements. Upon stockholder approval of the Third Amended 2014 Incentive Plans, such remaining LTIP Units were issued by the Company to each such recipient at such time. See footnote (6).

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

(7)
Each Initial Long Term Performance Award was granted in the form of LTIP Units for a three-year performance period, with a threshold equal to 50% of that year’s Annual LTIP Award, a target equal to that year’s Annual LTIP Award and a maximum equal to 150% of that year’s Annual LTIP Award, subject to the performance criteria and targets established and administered by the compensation committee. The amounts in the table assume maximum performance. The actual number of LTIP Units that become fully vested in respect of each such Long Term Performance Award will be based on the attainment, over the three-year performance period, of targets related to relative total stockholder return, relative same store net operating income growth, and return on investment on certain redevelopment projects, as well as a subjective evaluation of the achievement of strategic objectives. Each such Long Term Performance Award will vest and become nonforfeitable effective as of the last day of the performance period.

Stock Vested in 2019
The following table sets forth certain information with respect to the vesting of LTIP Units for each named executive officer during the fiscal year ended December 31, 2019.
	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Received on Vesting ($)(1)
R. Ramin Kamfar	70,661	$791,532
Jordan B. Ruddy	31,584	$360,368
James G. Babb III	31,584	$360,368
Ryan S. MacDonald	30,647	$351,514
Christopher J. Vohs	11,510	$133,532
Michael L. Konig	31,584	$360,368

(1)
Based on a price of  $9.02 and $12.02 per LTIP Unit, which were the closing prices on the NYSE American of one share of Class A common stock on January 1, 2019 and October 31, 2019, respectively. Assumes that the value of LTIP Units on a per unit basis is equal to the per share value of our Class A common stock.

Narrative Discussion of Summary Compensation Table
We provide additional disclosure below of factors relating to the Summary Compensation Table, including descriptions of the Executive Agreements of our NEOs. For further narrative disclosures concerning the information set forth in the Summary Compensation Table, please see “Compensation Discussion and Analysis” in this Form 10-K.
Executive Agreements with our NEOs
We have entered into Employment Agreements with Messrs. Kamfar, Babb, MacDonald, Ruddy, and Vohs, as well as a Services Agreement with Mr. Konig on substantially the same terms as the Employment Agreements. Hereinafter, references to “Executive Agreement(s)” will refer solely to the Employment and/or Service Agreement(s) of our NEOs. The post-termination and severance provisions of these agreements are discussed in “Potential Payments Upon Termination or Change-in-Control” below.
Term.   The Executive Agreements became effective as of the closing of the Internalization on October 31, 2017. The Executive Agreements will continue in effect for an initial term through and including December 31, 2020, subject to automatic renewals of additional successive one-year periods unless either party thereto provides at least sixty (60) days’ advance notice of non-renewal. The Executive Agreements provide that each of Mr. Kamfar, Mr. Babb, Mr. MacDonald, Mr. Ruddy, Mr. Vohs, and Mr. Konig, each in their respective capacity as executive officers (collectively, the “Executive Officers,” and each, an “Executive Officer”) can voluntarily terminate his employment or service for any reason upon 60 days’ notice or by sending a notice of non-renewal to the Company, or may resign for good reason. The Company may also terminate the Executive Agreements upon the disability of the Executive Officer, and the Executive Officer’s

employment or service shall terminate upon such Executive Officer’s death. The terms “cause,” “disability,” and “good reason,” are discussed in “Potential Payments on Termination or Change-In-Control” below.
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
Compensation.   The Executive Agreements provide that Mr. Kamfar, Mr. Babb, Mr. MacDonald, Mr. Ruddy, and Mr. Vohs will receive an annual base salary or, in the case of Mr. Konig, an annual base payment, of at least $400,000, $325,000, $300,000, $300,000, $250,000, and $300,000, respectively. Each Executive Agreement provides that each Executive Officer’s base salary or base payment, as applicable, will be reviewed annually for appropriate increases by the compensation committee, but will not be decreased. Each Executive Agreement further states that each Executive Officer is eligible to receive an annual incentive bonus payable in cash, and annual grants of time- and performance-based equity awards, in each case as described above in “Elements of Executive Compensation” and “2019 Compensation Decisions.” Each Executive Agreement provides that each Executive Officer is entitled to participate in all executive incentive and, and except for Mr. Konig, all employee benefit programs of the Company made available to the Company’s senior executives generally, and to be reimbursed for reasonable and customary expenses related to his employment and to paid vacation in accordance with the Company’s policies.
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
Non-Competition, Non-Solicitation, Intellectual Property, Confidentiality and Non-Disparagement.    The Executive Agreements provide that for the one-year period following the termination of his employment or its service relationship with the Company for any reason, the respective Executive Officer will not solicit our employees or exclusive consultants or independent contractors, and for the eighteen-month period following the termination of his employment or its service relationship with us for any reason, each Executive Officer will not solicit our investors or customers or compete with us. Each Executive Agreement also contains covenants relating to the treatment of confidential information and intellectual property matters and restrictions on the ability of each of the Executive Officers on the one hand and us on the other hand to disparage the other.
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

We have entered into Employment Agreements with Messrs. Kamfar, Babb, MacDonald, Ruddy, and Vohs, as well as a Services Agreement with Mr. Konig on substantially the same terms as the Employment Agreements (hereinafter, collectively, the “Executive Agreements”). The Executive Agreements provide for payments and other benefits if the NEO’s employment with us is terminated under circumstances specified in his respective Executive Agreement. An NEO’s rights upon the termination of his employment or service will depend upon the circumstances of the termination. The table below summarizes these rights and the amount of any payments and benefits due under the circumstances specified for the NEO indicated.
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
Awards that are not Time-Based Awards (“Performance Awards”) that are outstanding on the date of such Change in Control must be assumed or replaced with substitute awards in connection with the Change in Control. Such assumed or substituted Performance Awards will be of the same type of award as the original Performance Awards being assumed or replaced, and will have a value, as of the date of such Change in Control, that is substantially equal to the value of the original Performance Awards. In addition, such assumed or substituted Performance Awards will continue to vest in accordance with the terms and conditions of the original Performance Awards being assumed or replaced; provided, that the performance objectives and measures of the original Performance Awards being assumed or replaced shall be adjusted as the administrator determines is equitably required. Notwithstanding the preceding sentence (and solely with respect to assumed or substitute awards for Performance Awards originally granted under the Plans), if (A) the holder’s employment with the Company, the Successor Entity, or an affiliate thereof is terminated (i) involuntarily without Cause, (ii) following non-renewal of the employment agreement, if any, between the holder and the Company, the Successor Entity or the applicable affiliate thereof  (if the holder has an employment agreement requiring accelerated vesting in such case), (iii) voluntarily by the holder with Good Reason, or (iv) on account of the holder’s death or disability, and (B) the holder remained in the continuous employ of the Company, the Successor Entity or the applicable affiliate thereof from the date of such Change in Control until the date of such termination of employment, then the assumed or substituted Performance Awards will automatically become vested with respect to a pro rata number of the shares or other securities subject to such assumed or substituted Performance Awards based on the extent to which the performance or other objectives are achieved as of the date of such termination of employment or service. Any portion of any such Performance Awards that does not become so vested will be forfeited.
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
Change in Control/Severance Payment Table as of December 31, 2019
The following table estimates the potential payments and benefits to our Executive Officers upon termination of employment or a change in control of the Company, assuming such event occurs on December 31, 2019. These estimates do not reflect the actual amounts that would be paid to such persons, which would only be known at the time that they become eligible for payment and would only be payable if the specified event occurs.
Items Not Reflected in Table.   The following items are not reflected in the table set forth below:
•
Accrued salary, bonus and vacation.

•
Welfare benefits provided to all salaried employees having substantially the same value.

•
Amounts outstanding under the Company’s 401(k) plan.

Change in Control and Severance Payments as of December 31, 2019
		Reason for Termination / Acceleration
Name	Benefit	Disability(1)	Company non-renewal(2)	Termination by Company without cause or by Executive for good reason(3)	Change in Control(4)
R. Ramin Kamfar	Cash Severance	$—	$2,400,000	$2,400,000	$	—(5)
	Acceleration of Share-Based Awards	4,093,461	4,093,461	4,093,461		4,093,461(6)
	Annual Disability Benefits(7)	120,000	—	—		—
	Other(8)	—	43,870	43,870		—
	Total	$4,213,461	$6,537,331	$6,537,331		$4,093,461
Jordan B. Ruddy	Cash Severance	$—	$1,200,000	$1,200,000		$1,800,000(5)
	Acceleration of Share-Based Awards	1,698,666	1,698,666	1,698,666		1,698,666(6)
	Annual Disability Benefits(7)	120,000	—	—		—
	Other(8)	—	16,109	16,109		16,109
	Total	$1,818,666	$2,914,775	$2,914,775		$3,514,775
James G. Babb, III	Cash Severance	$—	$1,300,000	$1,300,000		$1,950,000(5)
	Acceleration of Share-Based Awards	1,698,666	1,698,666	1,698,666		1,698,666(6)
	Annual Disability Benefits(7)	120,000	—	—		—
	Other(8)	—	37,762	37,762		37,762
	Total	$1,818,666	$3,036,428	$3,036,428		$3,686,428
Ryan S. MacDonald	Cash Severance	$—	$1,200,000	$1,200,000		$1,800,000(5)
	Acceleration of Share-Based Awards	1,657,528	1,657,528	1,657,528		1,657,528(6)
	Annual Disability Benefits(7)	120,000	—	—		—
	Other(8)	—	43,870	43,870		43,870
	Total	$1,777,528	$2,901,398	$2,901,398		$3,501,398
Christopher J. Vohs	Cash Severance	$—	$750,000	$750,000		$1,125,000(5)
	Acceleration of Share-Based Awards	578,805	578,805	578,805		578,805(6)
	Annual Disability Benefits(7)	120,000	—	—		—
	Other(8)	—	44,104	44,104		44,104
	Total	$698,805	$1,372,909	$1,372,909		$1,747,909
Michael L. Konig	Cash Severance	$—	$1,200,000	$1,200,000		$1,800,000(5)
	Acceleration of Share-Based Awards	1,698,666	1,698,666	1,698,666		1,698,666(6)
	Annual Disability Benefits(7)	120,000	—	—		—
	Other(8)	—	31,031	31,031		31,031
	Total	$1,818,666	$2,929,697	$2,929,697		$3,529,697

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
(C)   Vested benefits, if any, to which the Executive Officer may be entitled under the Company’s employee benefit plans as provided under his Executive Agreement (payable in accordance with the applicable employee benefit plan), and directors and officers liability coverage pursuant to the applicable provisions of the Executive Agreement for actions and inactions occurring during the term of such agreement, and continued coverage for any actions or inactions by the Executive Officer while providing cooperation under the Executive Agreement (all such benefits set forth under subsection (A) through (C) to this footnote (1), collectively, the “Accrued Benefits”); and
(D)   The Executive Officer’s outstanding equity awards (x) that are subject solely to time-based vesting conditions shall become fully vested as of Executive Officer’s date of termination for disability and (y) that are subject to performance-based vesting conditions, will vest if and to the extent the applicable performance-based conditions are satisfied as of the date of termination (without regard to the original length of the performance period); provided, however, that any performance-based award that vests pursuant to clause (y) will be pro-rated for the actual number of days in the applicable vesting period preceding the date of termination of Executive Officer’s employment.
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

(A)
The Accrued Benefits; and,

(B)
If the Executive Officer signs a general release of claims in favor of the Company (subject to the expiration of any applicable or legally required revocation period) within sixty (60) days after the effective date of termination (the “Release Requirement”):

(1)   A lump sum cash payment equal to a multiple (the “Severance Multiple”) of  (a) three times the sum (in the case of Mr. Kamfar), or (b) two times the sum (in the case of Messrs. Babb, MacDonald, Ruddy, Vohs and Konig) of  (i) his base salary, and (ii) his average annual bonus with respect to two prior calendar years (in the case of Messrs. Kamfar, Babb, MacDonald, Ruddy, Vohs and Konig);
(2)   A lump sum cash payment in an amount equal to his target bonus for the then-current calendar year, pro-rated for the number of days in such calendar year ending on the effective date of termination;
(3)   All outstanding equity-based awards (x) that are subject solely to time-based vesting conditions will become fully vested as of the effective date of termination, and (y) that are subject to performance-based vesting conditions will vest if and to the extent the applicable performance- based vesting conditions are satisfied as of the date of termination (without regard to the original length of the performance period); provided, that any performance-based award that vests pursuant to clause (y) will be pro-rated for the actual number of days in the applicable vesting period preceding the effective date of termination;
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
Each Executive Agreement defines “good reason” to mean the occurrence of any of the following events without the Executive Officer’s consent:
iv.
the assignment to the Executive Officer of duties or responsibilities substantially inconsistent with his title at the Company or a material diminution in the Executive Officer’s title, authority or responsibilities; provided (in the case of Mr. Kamfar only) that failing to maintain Mr. Kamfar as a member of the Board will constitute “good reason”; and provide (in the case of the other Executive Officers) that a change in title or modification of authority or responsibilities in connection with hiring new or elevating other executives as reasonably required or commensurate with the growth of the Company shall not constitute “good reason”;

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
(4)
Pursuant to the Third Amended 2014 Incentive Plans, the outstanding Time-Based Awards and Performance Awards held by any Executive Officer may be entitled to accelerated vesting in the event of a “Change in Control” of the Company. Immediate acceleration of vesting upon a Change in Control occurs only with respect to outstanding Time-Based Awards that are not assumed or replaced with a substitute award of substantially equal value by the surviving entity, whereas upon such event, outstanding Time-Based Awards that are so assumed or replaced, and all outstanding Performance Awards, will generally vest in accordance with their original terms and conditions. However, if upon a Change in Control or thereafter, an Executive Officer’s employment or service is terminated (i) involuntarily without “cause,” (ii) following non-renewal of the Executive Officer’s Executive Agreement (if the Executive Agreement requires accelerated vesting in such case), (iii) voluntarily by the Executive Officer with “good reason,” or (iv) on account of the Executive Officer’s death or disability, and the Executive Officer remained in the continuous employ or service of the Company or the successor entity from the date of such Change in Control until the date of such termination, then under the Third Amended 2014 Incentive Plans, all such assumed or replaced Time-Based Awards, and all or a pro rata portion (based on the extent to which the applicable performance or other objectives are achieved) of such Performance Awards, will automatically become fully vested as of the last day of the Executive Officer’s employment or service.

In addition, the Executive Agreement of each Executive Officer other than Mr. Kamfar provides that if a Change in Control of the Company occurs and, upon or within 18 months thereafter, the Company terminates the Executive Officer’s employment or service without “cause” or the Executive Officer terminates his employment or service for “good reason,” then the Executive Officer shall be entitled to receive (A) the Accrued Benefits; and (B) if the Executive Officer satisfies the Release Requirement, the Release Benefits, except that the Severance Multiple shall be three rather than two. The “Change in Control” provision in the Executive Agreement of each Executive Officer other than Mr. Kamfar serves to change the Severance Multiple to be used in calculating the amount of cash severance to which each such Executive Officer may be entitled, under the preceding circumstances, in the event of a Change in Control, but does not affect or accelerate the vesting, in such event, of the outstanding Time-Based Awards or Performance Awards held by the Executive Officer.
The Executive Agreement of each Executive Officer other than Mr. Kamfar defines “Change in Control” to have the same meaning as the same term under the Third Amended 2014 Incentive Plans, which definition is set forth above under “Potential Payments Upon Termination or Change-in-Control — Company Share-Based Plans.”
(5)
Amount reflects the occurrence of a Change in Control and, (A) upon or within 18 months thereafter, (i) the Company’s termination of the Executive Officer’s employment or service without “cause” or (ii) the Executive Officer’s termination of his employment or service for “good reason,” and (B) the Executive Officer’s satisfaction of the Release Requirement, thereby triggering, under the Executive Agreement of each of Messrs. Babb, MacDonald, Ruddy, Vohs and Konig, a cash severance payment calculated using a Severance Multiple of three rather than two.

Amount reflects the occurrence of a Change in Control and, (A) upon or within 18 months thereafter, (i) the Company’s termination of the Executive Officer’s employment or service without “cause” or (ii) the Executive Officer’s termination of his employment or service for “good reason,” and (B) the Executive Officer’s satisfaction of the Release Requirement, thereby triggering, under the Executive Agreement of each of Messrs. Babb, MacDonald, Ruddy, Vohs and Konig, a cash severance payment calculated using a Severance Multiple of three rather than two.
(6)
Amount reflects accelerated vesting of  (i) all Time-Based Awards outstanding as of 12/31/19, and (ii) approximately 38% of Performance Awards outstanding as of 12/31/19.

(7)
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

(8)
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
CEO Pay Ratio
The amount earned in 2019 by our Chief Executive Officer with respect to the annual cash incentive bonus (the “Annual Cash Bonus”) for the year ended December 31, 2019 is not calculable as of the date of this Annual Report on Form 10-K, because the final performance data for the 2019 performance period used in determining the amount of such Annual Cash Bonus was not yet available as of the date of this Annual Report on Form 10-K. For this reason, pursuant to Instruction 6 to Item 402(u) of Regulation S-K, we have omitted the CEO pay ratio disclosure required by Section 953(b) of the Dodd-Frank Wall Street Reform

and Consumer Protection Act and Item 402(u) of Regulation S-K from this Annual Report on Form 10-K. We expect to determine the amount payable to our Chief Executive Officer with respect to such Annual Cash Bonus in March 2020, and will include such amount, and the required CEO pay ratio disclosure, in a Current Report on Form 8-K to be filed no later than four business days after our compensation committee approves the Chief Executive Officer’s Annual Cash Bonus, if any, for the year ended December 31, 2019.
Compensation of Directors
During 2019, the independent directors’ compensation consisted of cash and equity retainers amounting to $40,000 and $65,000, respectively. In addition, the lead independent director, the audit committee chairman, the compensation committee chairman, investment committee chairman and the nominating & corporate governance chairman received annual retainers of  $25,000, $20,000, $15,000, $15,000 and $10,000, respectively. Each member of the audit committee, the compensation committee, the nominating & corporate governance committee and the investment committee received annual retainers of  $10,000, $7,500, $5,000 and $5,000, respectively. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board.
We have provided below certain information regarding compensation earned by and paid to our directors and during fiscal year 2019 (amounts in thousands).
Name	Fees Paid in Cash in 2019	LTIP Unit Awards(1)	Total
Elizabeth Harrison(2)	$53	$62	$115
Kamal Jafarnia(3)	29	35	64
I. Bobby Majumder(4)	98	62	160
Romano Tio(5)	76	62	138
R. Ramin Kamfar	—	—	—

(1)
Reflects 6,836 LTIP Units granted under the Third Amended 2014 Individuals Plan to Ms. Harrison, Mr. Majumder and Mr. Tio, and 2,929 LTIP Units granted for Mr. Jafarnia, each a non-employee director. The amounts reported for each non-employee director reflect the grant date fair value of the award based on the closing price of the shares on January 1, 2019 and August 9, 2019, respectively (i.e. $9.02 and $12.05).

(2)
Includes standard Board retainer of  $40,000, compensation committee member retainer of  $7,500, and nominating committee member retainer of  $5,000.

(3)
Includes standard Board retainer of  $40,000, audit committee member retainer of  $10,000, and investment committee member retainer of  $5,000, pro-rated for Mr. Jafarnia’s service during 2019.

(4)
Includes standard Board retainer of  $40,000, lead independent director retainer of  $25,000, audit committee chairman or member retainers of  $20,000 or $10,000 prorated, compensation committee member retainer of  $7,500 and nominating committee chairperson retainer of  $10,000.

(5)
Includes standard Board retainer of  $40,000, compensation committee chairman retainer of  $15,000 prorated, audit committee member retainer of  $10,000, investment committee chairman retainer of $15,000, and nominating committee member retainer of  $5,000, offset by $2,398 paid in 2018 for services rendered in 2019.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership
The table below sets forth, as of February 6, 2020, certain information regarding the total beneficial ownership of our shares of Class A common stock, Class C common stock, and shares of Class A common stock issuable upon redemption of OP Units for (1) each person who is expected to be the beneficial owner of 5% or more of our outstanding shares of common stock, (2) each of our directors and NEOs, and

(3) all of our directors and executive officers as a group. Each person named in the table has sole voting and investment power with respect to all of the shares of common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table.
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
Name of Beneficial Owner	Amount of Beneficial Ownership	Percent of Common Stock
Named Executive Officers and Directors:(1)(2)
R. Ramin Kamfar(3)(4)(5)	5,442,971	16.8%
Jordan B. Ruddy(3)(6)	581,687	1.79%
James G. Babb(3)(6)	715,507	2.21%
Ryan S. MacDonald(3)(6)	245,020	*
Christopher J. Vohs(3)(6)	28,356	*
Michael L. Konig(3)(6)(7)	595,687	1.84%
Elizabeth Harrison, Independent Director	17,127	*
Kamal Jafarnia, Independent Director	10,055	*
I. Bobby Majumder, Independent Director	36,950	*
Romano Tio, Independent Director	40,969	*
All Executive Officers and Directors as a Group	7,717,834	23.8%
5% Stockholders:(8)
BlackRock, Inc.(9)
55 East 52nd Street
New York, NY 10055	1,890,948	7.7%
Renaissance Technologies LLC(10)
800 Third Avenue
New York, NY 10022	1,383,963	5.6%

*
Less than 1%.

(1)
The address of each beneficial owner listed is 1345 Avenue of the Americas, 32nd Floor, New York, New York 10105.

(2)
Numbers and percentages in the table are based on 24,504,832 shares of Class A common stock outstanding, 76,603 shares of Class C common stock outstanding, 6,384,467 units of limited partnership interest in our Operating Partnership (“OP Units”) outstanding and 1,457,600 vested long-term incentive plan units of the Operating Partnership (“LTIP Units”) outstanding, in each case as of February 6, 2020, for a total of 32,423,502 shares of Class A common stock, Class C common stock, OP Units and vested LTIP Units outstanding. Numbers and percentages in the table exclude an additional 1,910,786 unvested LTIP Units outstanding as of February 6, 2020 as set forth in footnotes 3 and 4 below.

(3)
Percent of common stock for each executive officer and director is calculated using the combined total of all shares of Class A common stock, Class C common stock, OP Units and vested LTIP Units owned by each such individual, as each is an equivalent unit of ownership, relative to the total of

32,423,502 shares of Class A common stock and Class C common stock, OP Units, and vested LTIP Units outstanding as of February 6, 2020 (comprised of 24,504,832 shares of Class A common stock outstanding, 76,603 shares of Class C common stock outstanding, 6,384,467 OP Units outstanding, and 1,457,600 vested LTIP Units outstanding). Further, the number of vested LTIP Units owned by each of the following executive officers and directors include the indicated number of LTIP Units that, though vested, may not yet have achieved capital account equivalency with the OP Units held by the Company (at which time such LTIP Units may convert to OP Units and may then be settled in shares of Class A Common Stock): (a) 320,819 vested LTIP Units owned by Mr. Kamfar; (b) 9,291 vested LTIP Units owned by Mr. Ruddy; (c) 9,291 vested LTIP Units owned by Mr. Babb; (d) 9,291 vested LTIP Units owned by Mr. MacDonald; (e) 2,761 vested LTIP Units owned by Mr. Vohs; (f) 9,291 vested LTIP Units owned by Mr. Konig; (g) 13,962 vested LTIP Units owned by Ms. Harrison; (h) 13,962 vested LTIP Units owned by Mr. Majumder; (i) 13,962 vested LTIP Units owned by Mr. Tio; and (j) 10,055 vested LTIP Units owned by Mr. Jafarnia.
(4)
10,148 shares of Class A Common Stock, 4,000,437 OP Units and 1,409,310 LTIP Units reflected in the totals are pledged as security in connection with third party loans.

(5)
Totals do not include 733,328 remaining unvested LTIP Units issued to Mr. Kamfar pursuant to his Executive Agreement, which will vest and become nonforfeitable in accordance with the vesting periods (and any applicable performance criteria and targets) of each award, subject to continued employment and other conditions.

(6)
Totals do not include the following remaining unvested LTIP Units issued to each such Executive Officer pursuant to the Executive Agreement: (a) 263,368 unvested LTIP Units issued to Mr. Ruddy; (b) 235,703 unvested LTIP Units issued to Mr. Babb; (c) 290,255 unvested LTIP Units issued to Mr. MacDonald; (d) 76,826 unvested LTIP Units issued to Mr. Vohs; and (e) 263,368 unvested LTIP Units issued to Mr. Konig. The remaining unvested LTIP Units attributable to each such Executive Officer will vest and become nonforfeitable in accordance with the vesting periods (and any applicable performance criteria and targets) of each award, subject to continued employment and other conditions.

(7)
472,296 OP Units reflected in total are pledged as security in connection with a third party loan.

(8)
Numbers and percentages in the table are based on 24,504,832 shares of Class A common stock outstanding.

(9)
Based on the Schedule 13G/A filed with the SEC on February 5, 2020. This report includes holdings of various subsidiaries of BlackRock, Inc.

(10)
Based on Schedule 13G filed with the SEC on February 12, 2020. This report includes holdings of Renaissance Technologies LLC and Renaissance Technologies Holding Corporation.

Equity Compensation Plans
Incentive Plans
The Company’s incentive plans were originally adopted by our Board on December 16, 2013, and approved by our stockholders on January 23, 2014, as the 2014 Equity Incentive Plan for Individuals (the “2014 Individuals Plan”) and the 2014 Equity Incentive Plan for Entities (the “2014 Entities Plan,” and together with the 2014 Individuals Plan, as each was subsequently amended and restated, the “2014 Incentive Plans”).
On August 9, 2018, our Board adopted, and on September 28, 2018 our stockholders approved, the third amendment and restatement of the 2014 Individuals Plan (the “Third Amended 2014 Individuals Plan”) and the 2014 Entities Plan (the “Third Amended 2014 Entities Plan,” and together with the Third Amended 2014 Individuals Plan, the “Third Amended 2014 Incentive Plans,” and together with the 2014 Incentive Plans, the “Incentive Plans), which superseded and replaced in their entirety the 2014 Incentive Plans Under the Third Amended 2014 Incentive Plans, we have reserved and authorized an aggregate number of 2,250,000 shares of our common stock for issuance. As of February 6, 2020, 762,401 shares were available for future issuance.

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
The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our Third Amended 2014 Incentive Plans, as of December 31, 2019.
Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	—	—	1,532,322
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	1,532,322
Item 13.
Certain Relationships and Related Transactions and Director Independence

Director Independence
A majority of the members of our Board, and all of the members of the audit committee, are “independent.” One of our current directors, Ramin Kamfar, is affiliated with us and we do not consider Mr. Kamfar to be an independent director. Our other current directors, Elizabeth Harrison, Kamal Jafarnia, I. Bobby Majumder and Romano Tio, qualify as “independent directors” as defined under the rules of the New York Stock Exchange American. Messrs. Majumder and Tio each serve as an independent director of the Board of Directors of Bluerock Total Income + Real Estate Fund, an affiliate of our former Manager (“TIPRX”). Serving as a director of, or having an ownership interest in, another program sponsored by Bluerock will not, by itself, preclude independent director status. The Board has determined that Messrs. Jafarnia, Majumder and Tio and Mrs. Harrison each satisfy the independence criteria. None of these directors has ever served as (or is related to) an employee of ours or any of our predecessors or acquired companies or received or earned any compensation from us or any such other entities except for compensation directly related to service as a director of us or TIPRX. Therefore, we believe that all of these directors are independent directors.

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
Under this policy, our audit committee is responsible for reviewing and approving or ratifying each related person transaction or proposed related person transaction. In determining whether to approve or ratify a related person transaction, the audit committee is required to consider all relevant facts and circumstances of the related person transaction available to the audit committee and to approve only those related person transactions that are in, or not inconsistent with, our best interests and those of our stockholders, as the audit committee determines in good faith. No member of the audit committee is permitted to participate in any consideration of a related person transaction with respect to which that member or any of his or her immediate family is a related person.
Affiliate Transactions
As described further below, we have entered into agreements with certain affiliates pursuant to which they will provide services to us. Our independent directors have reviewed the material transactions between our affiliates and us since the beginning of 2019. Set forth below is a description of such transactions and the independent directors’ determination of their fairness.
Administrative Services Agreement
In connection with the closing of the Internalization, the Company, the Operating Partnership, and Bluerock TRS Holdings, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Operating Partnership (the “the OP Sub”), and Manager Sub (collectively, the “Company Parties,” and each, a “Company Party”) entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with Bluerock and its affiliate, Bluerock Real Estate Holdings, LLC (together “Bluerock”). Pursuant to the Administrative Services Agreement, Bluerock provides the Company with certain human resources, investor relations, marketing, legal and other administrative services (the “Services”) to facilitate a smooth transition in the management of our operations and enable us to benefit from operational efficiencies created by access to such services following closing, to give us time to develop such services in-house or to hire other third-party service providers for such services. The Services are provided on an at-cost basis, generally allocated based on the use of such Services for the benefit of our business, and are invoiced on a quarterly basis. In addition, the Administrative Services Agreement permits, from time to time, certain of our employees to provide or cause to be provided services to Bluerock, on an at-cost basis, generally allocated based on the use of such services for the benefit of the business of Bluerock and invoiced on a quarterly basis, and otherwise subject to the terms of the Services provided by Bluerock to us under the Administrative Services Agreement. Our payment invoices and other amounts payable under the Administrative Services Agreement will be made in cash or, in the sole discretion of the Board, in the form of fully-vested LTIP Units.
The initial term of the Administrative Services Agreement was one year from October 31, 2017, subject to our right to renew it for successive one-year terms upon sixty (60) days written notice prior to expiration. The initial term of the Administrative Services Agreement expired on October 31, 2018. On August 6, 2018, we delivered written notice to Bluerock of our intention to renew the Administrative Services Agreement for an additional one-year term, to expire on October 31, 2019, and on August 2, 2019, we delivered written notice to BRE of the our intention to renew the Administrative Services Agreement for an additional one-year term, to expire on October 31, 2020. The Administrative Services Agreement automatically terminates (i) upon our termination of all Services, or (ii) in the event we do not renew. Any

Party of ours can also be able to terminate the Administrative Services Agreement with respect to any individual Service upon written notice to the applicable Bluerock entity, in which case the specified Service will discontinue as of the date stated in such notice, which date must be at least ninety (90) days from the date of such notice. Further, either Bluerock entity can terminate the Administrative Services Agreement at any time upon the occurrence of a “Change of Control Event” (as defined therein) upon at least one hundred eighty (180) days prior written notice to us.
In the event of  (i) the failure by any Party of ours to pay for Services as required under the Administrative Services Agreement, (ii) any material default by either Bluerock entity in the due performance or observance of any term or agreement in the Administrative Services Agreement, or (iii) the adjudication of any party as insolvent and/or bankrupt, or the appointment of a receiver or trustee for any party or its property, or the approval of a petition for reorganization or arrangement under any bankruptcy or insolvency Law, or the filing by any party of a voluntary petition in bankruptcy, or the consent by any party to the appointment of a receiver or trustee (in each such case, the “Defaulting Party”), then the non-Defaulting Party shall have the right, at its sole discretion, (A) in the case of a default under clause (iii), to immediately terminate the applicable Service(s) and/or the Administrative Services Agreement and its participation with the Defaulting Party thereunder; and (B) in the case of a default under clause (i) or (ii), to terminate the applicable Service(s) and/or the Administrative Services Agreement and its participation with the Defaulting Party thereunder if the Defaulting Party has failed to (x) cure the default within thirty (30) days after receiving written notice of such default, or (y) take substantial steps towards and diligently pursue the curing of the default. Parties of ours have each agreed that in the event of the termination of the Administrative Services Agreement or of a Service thereunder, the obligation of Bluerock to provide the terminated Services, or to cause the terminated Services to be provided, shall immediately cease.
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
In connection with the closing of the Internalization, BRE and the former Manager entered into a use and occupancy agreement (the “NY Agreement”) for certain corporate space located in New York, NY and for certain space located in Southfield, MI (the “MI Premises”). On December 1, 2017, BRE and Bluerock REIT Operator, LLC (the “Manager Sub”) entered into a sublease for the MI Premises (“MI Sublease”). Pursuant to the NY Agreement and MI Sublease, collectively, BRE permits the Manager Sub and certain of its subsidiaries and/or affiliates to share occupancy of the Premises. Expense reimbursements paid by us related to our shared occupancy under the MI Sublease are included in amounts presented in the table below. For expense reimbursements related to the NY Agreement, please refer to the Leasehold-Cost Sharing Agreement noted below.
In connection with us moving our New York (Manhattan) headquarters, effective on February 15, 2019, we and Bluerock jointly and severally, on the one hand, and an unaffiliated third party landlord, on the other hand, entered into a sublease for separate corporate space (the “Current NY Premises Sublease”) located at 1345 Avenue of the Americas, New York, New York (the “Current NY Premises”). The Current NY Premises Sublease became effective upon the date of the landlord’s consent thereto, which occurred on March 18, 2019. We and Bluerock have also entered into a Leasehold Cost-Sharing Agreement dated as of February 15, 2019 (the “Leasehold Cost-Sharing Agreement”) with respect to the Current NY Premises, to provide for the allocation and sharing between us and Bluerock of the costs under the Current NY Premises Sublease, including costs associated with tenant improvements. The Current NY Premises Sublease permit us and certain of our respective subsidiaries and/or affiliates to share occupancy of the Current NY Premises with Bluerock. Under the Leasehold Cost-Sharing Agreement, if there is a change in control of either us or Bluerock: (i) the allocation of costs under the Current NY Premises Sublease shall be modified to thereafter allocate such costs based on the average of the cost-sharing percentages between us and Bluerock over the four most recently-completed calendar quarters immediately preceding the change in control date (or shall be the average cost-sharing percentages over such shorter period, if the change in control occurs earlier than the completion of four calendar quarters) and (ii) the entity for which the change in control occurs shall be responsible, at its own cost and expense, to obtain the approval of the landlord and refit the Current NY

Premises into physically separated workspaces, one for Bluerock and one for us, with the percentage of space for each approximately equal to the average of the historical cost-sharing percentages discussed immediately above. Under the Current NY Premises Sublease, an affiliate of Bluerock has arranged for the posting of a $750,000 letter of credit as a security deposit, and we and Bluerock are obligated under the Leasehold Cost-Sharing Agreement to indemnify and hold such affiliate harmless from loss if there is a claim under such letter of credit. Payment by us of any amounts payable under the Leasehold Cost- Sharing Agreement to Bluerock will be made in cash or, in the sole discretion of the Board, in the form of fully-vested LTIP Units.
The amounts paid or payable to Bluerock for the year ended December 31, 2019 are as reflected in the following table (amounts in thousands):
	Approximate Dollar Value of Mr. Kamfar’s Interest In Company Incurred Amounts	Year Ended December 31, 2019
Administrative Services Agreement
Expense reimbursements	$1,341	$1,341
Offering expense reimbursements	1,037	1,037
Leasehold Cost-Sharing Agreement
Expense reimbursements	$400	$400
Capitalized cost reimbursements	778	778
Stockholders Agreement
In connection with the closing of the Internalization, we and the Contributors entered into a Stockholders Agreement (the “Stockholders Agreement”), pursuant to which we may grant certain registration rights for the benefit of the Contributors and impose certain limitations on the voting rights of the Class C Common Stock, in each case as a condition to the consummation of the transactions contemplated by the Contribution Agreement.
Pursuant to the Stockholders Agreement, each Contributor, in respect of any Class A common stock that they may receive in connection with any redemption or conversion, as applicable, of any OP Units or Class C Common Stock received as a result of the Internalization (“Registrable Shares”), may require us from time to time to register the resale of their Registrable Shares under the Securities Act on a registration statement filed with the SEC. The Stockholders Agreement grants each Contributor certain rights to demand a registration of some or all of their Registrable Shares (a “Demand Registration”) or to request the inclusion of some or all of their Registrable Shares in a registration being effected by us for itself or on behalf of another person (a “Piggyback Registration”), in each case subject to certain customary restrictions, limitations, registration procedures and indemnity provisions. We are obligated to use commercially reasonable efforts to prepare and file a registration statement within specified time periods and to cause that registration statement to be declared effective by the SEC as soon as reasonably practicable thereafter.
The ability to cause us to effect a Demand Registration is subject to certain conditions. We are not required to effect such registration within 180 days of the effective date of any prior registration statement with respect to our Class A Common Stock and may delay the filing for up to 60 days under certain circumstances.
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
Pursuant to the Stockholders Agreement, the Contributors have agreed to limit certain of their voting rights with respect to the Class C Common Stock. If, as of the record date for determining our stockholders that are entitled to vote at any annual or special meeting of our stockholders or for determining our stockholders that are entitled to consent to any corporate action by written consent, the holders of the Class C Common Stock own shares of Class C Common Stock (the “Subject Shares”) representing in the aggregate more than 9.9% of the voting rights of the then-outstanding shares of our capital stock that have voting rights on the matters being voted upon at such meeting (such number of Subject Shares representing in the aggregate more than 9.9% of the voting rights of the then-outstanding shares of our capital stock with voting rights being referred to as the “Excess Shares”), then at each such meeting or in each such action by written consent the holders of the Subject Shares will vote or furnish a written consent in respect of the Excess Shares, or cause the Excess Shares to be voted or consented, in each case, in such manner as directed by a majority of the members of our Board. All Subject Shares other than the Excess Shares may be voted for or against any matter in the Class C Common Stock Holder’s sole and absolute discretion.
Dealer Manager Agreement for Series B Preferred Offering
In conjunction with the offering of the Series B Preferred Stock, we entered into a dealer manager agreement (the “Series B Dealer Manager Agreement”) with Bluerock Capital Markets, LLC (“Bluerock Capital Markets”), our affiliate, pursuant to which it assumed dealer manager responsibilities for our Series B Preferred Offering. Pursuant to the Series B Dealer Manager Agreement, Bluerock Capital Markets will receive up to 7.0% and 3.0% of the gross offering proceeds from the offering as selling commissions and dealer manager fees, respectively. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurs costs in excess of the 10.0%, which costs are borne by the dealer manager without reimbursement by the Company.
Dealer Manager Agreement for Series T Preferred Offering
In conjunction with the offering of the Series T Preferred Stock, we entered into a dealer manager agreement (the “Series T Dealer Manager Agreement”) with Bluerock Capital Markets, LLC (“Bluerock Capital Markets”), our affiliate, pursuant to which it assumed dealer manager responsibilities for our Series T Preferred Offering. Pursuant to the Series T Dealer Manager Agreement, Bluerock Capital Markets will receive up to 7.0% and 3.0% of the gross offering proceeds from the offering as selling commissions and dealer manager fees, respectively. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurs costs in excess of the 10.0%, which costs are borne by the dealer manager without reimbursement by the Company.
Summary of Fees and Reimbursements to Dealer Manager
Summarized below are the fees earned and expenses reimbursable to Bluerock Capital Markets, our affiliated dealer manager, and any related amounts payable for the year ended December 31, 2019 (amounts in thousands):
	Approximate Dollar Value of Mr. Kamfar’s Interest In REIT Incurred Amounts	Incurred for the Year Ended December 31, 2019
Type of Compensation
Selling Commissions	$16,892	$16,892
Dealer Manager Fees	7,239	7,239
Total:	$24,131	$24,131
The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers, and incurs costs in excess of the 10.0%, which costs are borne by the dealer manager bearing the loss from the excess above the 10.0% without reimbursement by the Company.
Transactions with Affiliates of Our Former Manager
We have entered into several transactions with four private real estate funds that are affiliates of Bluerock, an affiliate of our former Manager, in connection with our investments. Bluerock Special Opportunity + Income Fund, LLC (“Fund I”), Bluerock Growth Fund (“BGF”) and Bluerock Growth

Fund II (“BGF II”) are managed and controlled by Bluerock. Bluerock Special Opportunity + Income Fund II, LLC (“Fund II”) and Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”, together with Fund I, BGF, BGF II and Fund II, the “Bluerock Funds”) are managed and controlled by a wholly owned subsidiary of Bluerock. Mr. Kamfar and a family owned limited liability company are the indirect owners of 100% of the membership interests of Bluerock, and certain of our and our former Manager’s officers are also officers of Bluerock.
Arlo Mezzanine Financing
We have provided a $27.5 million mezzanine loan (the “Arlo Mezz Loan”), of which $27.3 million has been funded as of December 31, 2019, to BR Morehead JV Member, LLC (the “Arlo JV Member”). The Arlo Mezz Loan is secured by the Arlo JV Member’s approximate 95.0% interest in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an unaffiliated third party (the “Arlo JV”), which developed a 286-unit Class A apartment community located in Charlotte, North Carolina. The Arlo Mezz Loan matures on the earliest to occur of: (i) the latest to occur of  (a) September 26, 2022 and (b) the applicable maturity date under any extension granted under any construction financing, or (ii) the date of sale or transfer of property, or (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The Arlo Mezz Loan bears interest at a fixed rate of 15% with regular monthly payments being interest only and can be prepaid without penalty.
In conjunction with the Arlo development, the Arlo property owner, which is owned by an entity in which we have an equity interest, entered into a $34.5 million construction loan (the “Arlo Construction Loan”) with an unaffiliated party, of which $33.8 million is outstanding at December 31, 2019, and which is secured by the Arlo property. The Arlo Construction Loan matures on June 29, 2020 and has a one-year extension option, subject to certain conditions. The Arlo Construction Loan bears interest on a floating basis on the amount drawn based on LIBOR plus 3.75%, subject to a minimum of 4.25%.
In addition, the Arlo property owner entered into a $7.3 million mezzanine loan with an unaffiliated party, of which $7.3 million is outstanding at December 31, 2019, and which is secured by the membership interest in the joint venture developing the Arlo property. The mezzanine loan matures on June 29, 2020 and has two one-year extension options, subject to certain conditions. The loan bears interest at a fixed rate of 11.5%.
Cade Boca Raton Mezzanine Financing
We provided a $14.0 million mezzanine loan (the “Boca Mezz Loan”) to BRG Boca JV Member, LLC (the “Boca JV Member”), an affiliate of the former Manager. The Boca Mezz Loan was secured by the Boca JV Member’s approximate 90.0% interest in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an unaffiliated third party (the “Boca JV”), which developed a 90-unit Class A apartment community located in Boca Raton, Florida known as Cade Boca Raton. The Boca Mezz Loan bore interest at a fixed rate of 15.0% with regular monthly payments being interest-only. The Boca Mezz Loan was to mature on March 11, 2022 and could be prepaid without penalty.
On December 19, 2019, we received a paydown of  $3.6 million on the Boca Mezz Loan, reducing the outstanding principal balance to $10.1 million. Additionally, we negotiated with Fund II to contribute the remaining balance of the Boca Mezz Loan Promissory Note in exchange for 89.25% of the common membership interest in Boca JV Member and sole management control of Boca JV Member. At December 31, 2019, we consolidated the Boca JV Member.
Domain at The One Forty Mezzanine Financing
We have provided a $24.5 million mezzanine loan (the “Domain Mezz Loan”), of which $23.1 million has been funded as of December 31, 2019, to BR Member Domain Phase 1, LLC (the “Domain JV Member”), an affiliate of the former Manager. The Domain Mezz Loan is secured by the Domain JV Member’s approximate 95% interest in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an unaffiliated third party (the “Domain JV”), which developed a 299-unit Class A apartment community located in Garland, Texas known as Domain at The One Forty. The Domain Mezz Loan matures on the earliest to occur of: (i) the latest to occur of  (a) March 11, 2022 and (b) the applicable maturity date under any extension granted under any construction financing, or (ii) the date of sale or transfer of property, or (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The Domain Mezz Loan bears interest at 15% in 2019, 5.5% in 2020, 4.0% in 2021 and 3.0% thereafter, and has regular monthly payments that are interest-only. The Domain Mezz Loan can be prepaid without penalty. We have a 50.0% participation in any profits achieved in a sale after repayment of the Domain Mezz Loan and we and Fund II each receive full return of their respective capital contributions.
In conjunction with the Domain at The One Forty development, the Domain at The One Forty property owner, which is owned by an entity in which we have an equity interest: (i) entered into a $30.3 million construction loan (the “Domain Construction Loan”) secured by the Domain at The One Forty property, and (ii) entered into a $6.4 million mezzanine loan secured by the membership interest in the joint-venture developing the Domain at The One Forty property. Both the Domain Construction Loan and the mezzanine loan were entered into with unaffiliated parties and had maturity dates of March 3, 2020. The Domain Construction Loan could be prepaid without penalty, whereas the mezzanine loan could be prepaid provided the lender received a minimum profit and 1.0% exit fee. On December 12, 2019, the Domain at The One Forty property owner refinanced the Domain Construction Loan and entered into a $39.2 million senior mortgage loan (the “Domain Senior Loan”) secured by the Domain at The One Forty property and used the proceeds in part to pay off the outstanding balances, in full, of the Domain Construction Loan and mezzanine loan. The Domain Senior Loan matures on January 5, 2023 and bears interest at a floating basis of LIBOR plus 2.20%, but no less than 3.95%, with interest-only payments through the initial term of the loan. The Domain Senior Loan contains two one-year extension options, and if extended, payments during the extension period shall be based on thirty-year amortization. On or after July 5, 2021, the senior loan may be prepaid without penalty.
Motif Mezzanine Financing, formerly Flagler Village
We have provided a $74.6 million mezzanine loan (the “Flagler Mezz Loan”), of which all has been funded as of December 31, 2019, to BR Flagler JV Member, LLC (the “Flagler JV Member”), an affiliate of the former Manager. The Flagler Mezz Loan is secured by the Flagler JV Member’s 97% interest in a multi-tiered joint venture along with Fund II and Fund III, affiliates of the former Manager, and an unaffiliated third party (the “Flagler JV”), which is developing a 385-unit Class A apartment community located in Fort Lauderdale, Florida known as Motif. The Flagler Mezz Loan bears interest at 12.9% and has regular monthly payments that are interest-only. The Flagler Mezz Loan has a maturity date of March 28, 2023 and can be prepaid without penalty.
We have the right of first offer to purchase the member’s ownership interests in the Flagler JV Member, or, if applicable, to purchase Motif if the Flagler JV Member exercises its rights under the Flagler JV to cause the sale of Motif.
In conjunction with the Motif development, the Motif property owner, which is owned by an entity in which we have an equity interest, entered into an approximately $70.4 million construction loan (the “Motif Construction Loan”) with an unaffiliated party, of which $48.2 million is outstanding as of December 31, 2019, and which is secured by the Motif development. The Motif Construction Loan matures on March 28, 2022, contains a one-year extension option, subject to certain conditions, and can be prepaid subject to payment of a make-whole premium and exit fee. The Motif Construction Loan bears interest at the greater of 5.0% or a rate of LIBOR plus 3.85%, with interest only payments until March 28, 2022 and future payments after extension based on thirty-year amortization.
Novel Perimeter Mezzanine Financing
We have provided a $20.6 million mezzanine loan (the “Perimeter Mezz Loan”), of which all has been funded as of December 31, 2019, to BR Perimeter JV Member, LLC (the “Perimeter JV Member”), an affiliate of the former Manager. The Perimeter Mezz Loan is secured by the Perimeter JV Member’s approximate 60% interest in a multi-tiered joint venture along with Fund III, an affiliate of the former Manager, and an unaffiliated third party, which developed a 320-unit Class A apartment community located in Atlanta, Georgia known as Novel Perimeter. The Perimeter Mezz Loan matures on the later of December 29, 2021 or the maturity date of the Novel Perimeter Construction Loan, as defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The Perimeter Mezz Loan can be prepaid without penalty.
In conjunction with the Novel Perimeter development, the Novel Perimeter property owner, which is owned by an entity in which we have an equity interest, entered into an approximately $44.7 million construction loan (the “Novel Perimeter Construction Loan”) with an unaffiliated party, of which $44.7 million is outstanding at December 31, 2019, and which is secured by the Novel Perimeter development. The Novel Perimeter Construction Loan matures December 12, 2020, contains a one-year extension option, subject to certain conditions, and can be prepaid without penalty. The Novel Perimeter Construction Loan bears interest at a rate of LIBOR plus 3.00%, with interest only payments until December 12, 2020 and future payments based on thirty-year amortization.
The Park at Chapel Hill Financing
On November 1, 2019, we entered into an agreement to provide a mezzanine loan (“the Chapel Hill Mezz Loan”) in an amount up to $40.0 million to BR Chapel Hill JV, LLC (“BR Chapel Hill JV”), of which $29.5 million was funded upon execution of the agreement. BR Chapel Hill JV owns a 100% interest in BR Chapel Hill, LLC (“BR Chapel Hill”) and is a joint venture with common interests held by Fund I, Fund II, and BR Chapel Hill Investment, LLC, all managed by affiliates of the former Manager. The Chapel Hill Mezz Loan bears interest at a fixed rate of 11.0% per annum with regular monthly payments being interest-only during the initial term. The Chapel Hill Mezz Loan matures on the earliest to occur of: (i) the latest to occur of  (a) March 31, 2024 and (b) the applicable maturity date under any extension granted under any construction financing, or (ii) the date of sale or transfer of property, or (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The Chapel Hill Mezz Loan is secured by the Chapel Hill property and can be prepaid without penalty.
In conjunction with the Chapel Hill Mezz Loan, we provided a $5.0 million senior loan to BR Chapel Hill. The senior loan is secured by BR Chapel Hill’s fee simple interest in the Chapel Hill property. The senior loan matures on March 31, 2024 and bears interest at a fixed rate of 10.0% per annum. Regular monthly payments are interest-only during the initial term. The senior loan can be prepaid without penalty.
Vickers Historic Roswell Mezzanine Financing
We have provided an $11.8 million mezzanine loan (the “Vickers Mezz Loan”), of which $11.5 million has been funded as of December 31, 2019, to BR Vickers Roswell JV Member, LLC (the “Vickers JV Member”), an affiliate of the former Manager. The Vickers Mezz Loan is secured by the Vickers JV Member’s approximate 80% interest in a multi-tiered joint venture along with Fund III, an affiliate of the former Manager, and an unaffiliated third party (the “Vickers JV”), which developed a 79-unit Class A apartment community located in Roswell, Georgia known as Vickers Historic Roswell. The Vickers Mezz Loan bears interest at a fixed rate of 15.0% and regular monthly payments are interest-only. The Vickers Mezz Loan matures on the earliest to occur of: (i) the latest to occur of  (a) February 26, 2022 and (b) the applicable maturity date under any extension granted under any construction financing, or (ii) the date of sale or transfer of property, or (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The Vickers Mezz Loan can be prepaid without penalty.
In conjunction with the Vickers Historic Roswell development, the Vickers Historic Roswell property owner, which is owned by an entity in which we have an equity interest, entered into an approximately $18.0 million construction loan (the “Vickers Construction Loan”) with an unaffiliated party, which was secured by the Vickers Historic Roswell development. The Vickers Construction Loan was to mature on December 1, 2020 and could be prepaid without penalty. On December 13, 2019, the Vickers Historic Roswell property owner refinanced the Vickers Construction Loan and entered into a $22.0 million senior mortgage loan (the “Vickers Senior Loan”) secured by the Vickers Historic Roswell property and used the proceeds in part to pay off the outstanding balance, in full, of the Vickers Construction Loan. The Vickers Senior Loan matures on January 1, 2030 and bears interest at a floating basis of LIBOR plus 1.99%, with interest-only payments through the term of the loan. On or after September 28, 2029, the loan may be prepaid without penalty.

Alexan CityCentre Interests
We have made a $12.8 million preferred equity investment in a multi-tiered joint venture along with BGF, BGF II, Fund II and Fund III, all affiliates of the former Manager, and an unaffiliated third party (the “Alexan CityCentre JV”), which developed a 340-unit Class A apartment community located in Houston, Texas, known as Alexan CityCentre. We earn a preferred return of 15.0% and 20.0% on our $6.5 million and $6.3 million preferred equity investments, respectively. The Alexan CityCentre JV is required to redeem our preferred membership interest plus any accrued but unpaid return on the earlier date which is six months following the maturity of the construction loan, detailed below, including extension and refinancing, or any earlier acceleration or due date.
The Alexan CityCentre property owner, which is owned by an entity in which we have an equity interest, entered into a $55.1 million construction loan modification agreement, which was secured by its interest in the Alexan CityCentre property (the “Alexan Development”). The loan was to mature on January 1, 2020 and bore interest per annum equal to the prime rate plus 0.5% or LIBOR plus 3.0%, at the borrower’s option. On April 26, 2019, the Alexan CityCentre owner: (i) entered into a $46.0 million senior mortgage loan, (ii) entered into a $11.5 million mezzanine loan with an unaffiliated party, and (iii) used the proceeds from the senior loan and mezzanine loan to pay off the outstanding balance, in full, of the construction loan. The senior loan and mezzanine loan both provide for earnout advances, subject to certain restrictions, of $2.0 million and $0.5 million, respectively, for total loan commitments of  $48.0 million and $12.0 million, respectively. The loans bear interest at a floating basis of the greater of LIBOR plus 1.50% or 3.99% on the senior loan, and the greater of LIBOR plus 6.00% or 8.49% on the mezzanine loan. The senior loan and mezzanine loan both: (i) have regular monthly payments that are interest-only during the initial term, (ii) have initial maturity dates of May 9, 2022, (iii) contain two one-year extension options, and (iv) can be prepaid in whole prior to maturity provided the lender receives a stated spread maintenance premium.
Alexan Southside Place Interests
We have made a $24.9 million preferred equity investment in a multi-tiered joint venture along with Fund II and Fund III, affiliates of the former Manager, and an unaffiliated third party (the “Alexan Southside JV”), which developed a 270-unit Class A apartment community located in Houston, Texas, known as Alexan Southside Place. Alexan Southside Place is developed upon a tract of land under an 85-year ground lease. The joint venture adopted ASU No. 2016-02 as of January 1, 2019, and as such, has recorded a right-of-use asset and lease liability of  $17.1 million as of December 31, 2019. The Alexan Southside JV is required to redeem our preferred membership interest plus any accrued but unpaid return on the earlier date which is six months following the maturity of the loan, detailed below, including extension and refinancing, or any earlier acceleration or due date.
In conjunction with the Alexan Southside development, the joint venture, which is owned by an entity in which we have an equity interest, entered into a $31.8 million construction loan secured by its interest in the Alexan Southside Place property. The loan was to mature in April 2019 and bore interest on a floating basis on the amount drawn based on the base rate plus 1.25% or LIBOR plus 2.25%, at the borrower’s option. On April 12, 2019, the joint venture: (i) entered into a $26.4 million senior mortgage loan, (ii) entered into a $6.6 million mezzanine loan with an unaffiliated party, and (iii) used the proceeds from the senior loan and mezzanine loan to pay off the outstanding balance, in full, of the construction loan. The senior loan and mezzanine loan both provide for earnout advances, subject to certain restrictions, of  $2.4 million and $0.6 million, respectively, for total loan commitments of  $28.8 million and $7.2 million, respectively. The loans bear interest at a floating basis of the greater of LIBOR plus 1.50% or 3.99% on the senior loan, and the greater of LIBOR plus 6.00% or 8.49% on the mezzanine loan. The senior loan and mezzanine loan both: (i) have regular monthly payments that are interest-only during the initial term, (ii) have initial maturity dates of May 9, 2022, (iii) contain two one-year extension options, and (iv) can be prepaid in whole prior to maturity provided the lender receives a stated spread maintenance premium.
On November 9, 2018, we entered into an amended agreement with Fund II and Fund III (together “the Funds”) that reduced our preferred return in exchange for certain grants made by the Funds. Our previous per annum preferred return of 15.0% was reduced as follows: 6.5% in 2019, 5.0% in 2020 and 3.5% thereafter. The Funds agreed to (i) grant us a right to compel a sale of the project beginning November 1, 2021 and (ii) grant us a 50.0% participation in any profits achieved in a sale after we receive our full preferred return and repayment of principal, and the Funds receive full return of their capital contributions. The Funds are obligated to fund their prorata share of future capital calls, absent a default event. If a default event shall occur and is continuing at the time of a sale, we would be entitled to 100.0% of the profits after the Funds receive full return of their capital contributions. Additionally, we agreed to extend the mandatory redemption date of our preferred equity to be reflective of any changes in the construction loan maturity date as a result of refinancing.
Helios Interests
We made a $19.2 million preferred equity investment in a multi-tiered joint venture along with Fund III, an affiliate of the former Manager, and an unaffiliated third party (the “Helios JV”), which developed a 282-unit Class A apartment community located in Atlanta, Georgia known as Helios.
On December 28, 2018, the Helios property owner entered into a $39.5 million senior mortgage loan (“senior loan”) secured by the Helios property. The senior loan matures on January 1, 2029 and bears interest at a floating basis of LIBOR plus 1.75%, with interest only payments through January 2023, and then monthly payments based on thirty-year amortization. On or after September 29, 2028, the loan may be prepaid without prepayment fee or yield maintenance.
On November 9, 2018, we entered into an amended agreement with Fund III that reduced our preferred return in exchange for certain grants made by Fund III. Our previous per annum preferred return of 15.0% was reduced as follows: 7.0% in 2019, 6.0% in 2020 and 4.5% thereafter. Fund III agreed to (i) grant us a right to compel a sale of the project beginning November 1, 2021 and (ii) grant us a 50.0% participation in any profits achieved in a sale after we receive our full preferred return and repayment of principal, and Fund III receives full return of its capital contribution. Fund III is obligated to fund its prorata share of future capital calls, absent a default event. If a default event shall occur and is continuing at the time of a sale, we would be entitled to 100.0% of the profits after Fund III receives full return of its capital contribution. Additionally, we agreed to extend the mandatory redemption date of its preferred equity to be reflective of any changes in the loan maturity date as a result of refinancing.
On December 10, 2019, the Company entered into a membership interest purchase agreement to purchase 100% of the common membership interest in the joint venture from Fund III and the Helios JV for $2.5 million and $1.8 million, respectively, based on fair market value after consideration of the $19.2 million preferred equity investment previously funded by the Company. As ownership in the Helios real property is in the form of undivided interests, we continued to account for the Helios property under the equity method as of December 31, 2019. We closed on the sale of our Helios investment in January 2020. Refer to Note 16 for further information.
Leigh House Interests
We made a $14.2 million preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an unaffiliated third party (the “Leigh House JV”), which developed a 245-unit Class A apartment community located in Raleigh, North Carolina known as Leigh House. We earned a preferred return of 15.0% and 20.0% on our $11.9 million and $2.3 million preferred equity investments, respectively. The Leigh House JV was required to redeem our preferred membership interest plus any accrued but unpaid return on the earlier date which was six months following the maturity of the construction loan, detailed below, including extension, or any earlier acceleration or due date.
The Leigh House investment was sold on July 15, 2019 as part of the Topaz Portfolio sale. Please refer to Note 3 for further information.
Whetstone Apartments Interests
We made a $12.9 million preferred equity investment in a multi-tiered joint venture along with Fund III, an affiliate of the former Manager, and an unaffiliated third party, to acquire a 204-unit Class A apartment community located in Durham, North Carolina known as Whetstone Apartments. We earn a 6.5% preferred return on our investment. Effective April 1, 2017, Whetstone Apartments ceased paying its preferred return on a current basis. The preferred return is being accrued, except for payments totaling

$0.5 million received in 2019. The accrued preferred return of  $2.6 million and $2.2 million as of December 31, 2019 and December 31, 2018, respectively, is included in due from affiliates in the consolidated balance sheets. We have evaluated the preferred equity investment and accrued preferred return and determined that the investment is fully recoverable.
On October 6, 2016, the Whetstone Apartments property owner, which is owned by an entity in which we have an equity interest, entered into a mortgage loan of approximately $26.5 million, of which $25.5 million is outstanding as of December 31, 2019. The loan matures on November 1, 2023 and is secured by the Whetstone Apartments property. The loan bears interest at a fixed rate of 3.81% and regular monthly payments are based on thirty-year amortization. The loan may be prepaid with the greater of 1.0% prepayment fee or yield maintenance until October 31, 2021, and thereafter at par. The loan is nonrecourse us and its joint venture partners with certain standard scope non-recourse carve-outs for certain deeds, acts or failures to act on our part and that of the joint venture partners.
We closed on the sale of Whetstone Apartments in January 2020 and recovered our preferred equity investment and accrued preferred return. Refer to Note 16 for further information.
See Note 12 — Related Party Transactions of our consolidated financial statements for additional related party disclosures.
Item 14.
Principal Accounting Fees and Services.

Independent Auditors
Grant Thornton LLP (“Grant Thornton”) has served as our independent auditors since March 11, 2019. The appointment of Grant Thornton as our independent registered public accountants was unanimously approved by our Board. Prior to Grant Thornton’s appointment, BDO USA, LLP (“BDO”) served as our independent auditors.
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
The aggregate fees billed to us for professional accounting services by BDO, our independent auditors for the year ended December 31, 2018, and by Grant Thornton, our independent auditors for the year ended December 31, 2019, for the audit of financial statements, quarterly reviews of our interim financial statements and services normally provided by the independent auditors in connection with statutory and regulatory filings or engagements for these periods (including the audit of our annual financial statements by BDO for the year ended December 31, 2018 and the audit of our annual financial statements by Grant Thornton for the year ended December 31, 2019) are set forth in the table below (amounts in thousands):
	2019	2018
Audit fees	$738	$824
Audit-related fees	—	—
Tax fees	—	271
All other fees	—	—
Total	$738	$1,095

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
BLUEROCK RESIDENTIAL GROWTH REIT, INC.
Date: February 24, 2020	/s/ R. Ramin Kamfar R. Ramin Kamfar Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
BLUEROCK RESIDENTIAL GROWTH REIT, INC.
Date: February 24, 2020	/s/ R. Ramin Kamfar R. Ramin Kamfar Chief Executive Officer (Principal Executive Officer)
Date: February 24, 2020	/s/ Christopher J. Vohs Christopher J. Vohs Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date: February 24, 2020	/s/ Elizabeth Harrison Elizabeth Harrison Director
Date: February 24, 2020	/s/ Kamal Jafarnia Kamal Jafarnia Director
Date: February 24, 2020	/s/ I. Bobby Majumder I. Bobby Majumder Director
Date: February 24, 2020	/s/ Romano Tio Romano Tio Director

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Bluerock Residential Growth REIT, Inc.
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Bluerock Residential Growth REIT, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes and financial statement schedule included under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 24, 2020 expressed an unqualified opinion.
Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2019.
Southfield, Michigan
February 24, 2020

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Bluerock Residential Growth REIT, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Bluerock Residential Growth REIT, Inc.(a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 24, 2020 expressed an unqualified opinion on those financial statements
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
/s/ GRANT THORNTON LLP
Southfield, Michigan
February 24, 2020

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Bluerock Residential Growth REIT, Inc.
New York, New York
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Bluerock Residential Growth REIT, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ BDO USA, LLP
We served as the Company’s auditor from 2012 to 2019.
Troy, Michigan
February 26, 2019

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
	December 31, 2019	December 31, 2018
ASSETS
Net Real Estate Investments
Land	$268,244	$200,385
Buildings and improvements	1,752,738	1,546,244
Furniture, fixtures and equipment	67,836	55,050
Construction in progress	68	989
Total Gross Real Estate Investments	2,088,886	1,802,668
Accumulated depreciation	(141,566)	(108,911)
Total Net Real Estate Investments	1,947,320	1,693,757
Cash and cash equivalents	31,683	24,775
Restricted cash	19,085	27,469
Notes and accrued interest receivable from related parties	193,781	164,084
Due from affiliates	4,077	2,854
Accounts receivable, prepaids and other assets	15,209	14,395
Preferred equity investments and investments in unconsolidated real estate joint ventures	126,444	89,033
In-place lease intangible assets, net	3,098	1,768
TOTAL ASSETS	$2,340,697	$2,018,135
LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
Mortgages payable	$1,425,257	$1,206,136
Revolving credit facilities	18,000	82,209
Accounts payable	1,488	1,486
Other accrued liabilities	27,499	31,690
Due to affiliates	790	726
Distributions payable	13,541	12,073
Total Liabilities	1,486,575	1,334,320
8.250% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 10,875,000 shares authorized; 5,721,460 shares issued and outstanding at December 31, 2019 and 2018	140,355	139,545
6.000% Series B Redeemable Preferred Stock, liquidation preference $1,000 per share, 1,225,000 shares authorized; 536,695 and 306,009 shares issued and outstanding as of December 31, 2019 and 2018, respectively	480,921	272,842
7.625% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,323,750 shares issued and outstanding as of December 31, 2019 and 2018	56,797	56,485
6.150% Series T Redeemable Preferred Stock, liquidation preference $25.00 per share, 32,000,000 shares authorized; 17,400 and no shares issued and outstanding as of December 31, 2019 and 2018, respectively	388	—
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 197,900,000 shares authorized; no shares issued and outstanding as of December 31, 2019 and 2018	—	—
7.125% Series D Cumulative Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,850,602 shares issued and outstanding at December 31, 2019 and 2018	68,705	68,705
Common stock – Class A, $0.01 par value, 747,509,582 shares authorized; 23,422,557 and 23,322,211 shares issued and outstanding as of December 31, 2019 and 2018, respectively	234	233
Common stock – Class C, $0.01 par value, 76,603 shares authorized; 76,603 shares issued and outstanding as of December 31, 2019 and 2018	1	1
Additional paid-in-capital	311,683	307,938
Distributions in excess of cumulative earnings	(253,132)	(218,531)
Total Stockholders’ Equity	127,491	158,346
Noncontrolling Interests
Operating partnership units	19,331	27,613
Partially owned properties	28,839	28,984
Total Noncontrolling Interests	48,170	56,597
Total Equity	175,661	214,943
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$2,340,697	$2,018,135

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share amounts)
	Year Ended December 31,
	2019	2018	2017
Revenues
Rental and other property revenues	$185,376	$162,461	$115,646
Interest income from related parties	24,595	22,255	7,930
Total revenues	209,971	184,716	123,576
Expenses
Property operating	74,449	67,997	48,346
Property management fees	4,899	4,391	3,185
General and administrative	22,553	19,553	7,541
Management fees to related parties	—	—	12,726
Acquisition and pursuit costs	556	116	3,233
Management internalization	—	—	43,554
Weather-related losses, net	355	288	1,014
Depreciation and amortization	70,452	62,683	48,624
Total expenses	173,264	155,028	168,223
Operating income (loss)	36,707	29,688	(44,647)
Other income (expense)
Other income	68	—	17
Preferred returns on unconsolidated real estate joint ventures	9,797	10,312	10,336
Gain on sale of real estate investments	48,680	—	50,163
Gain on sale of non-depreciable real estate investments	679	—	—
Gain on sale of real estate joint venture interests	—	—	10,262
Loss on extinguishment of debt and debt modification costs	(7,258)	(2,277)	(1,639)
Interest expense, net	(59,554)	(52,998)	(31,520)
Total other (expense) income	(7,588)	(44,963)	37,619
Net income (loss)	29,119	(15,275)	(7,028)
Preferred stock dividends	(46,159)	(35,637)	(27,023)
Preferred stock accretion	(10,335)	(5,970)	(3,011)
Net (loss) income attributable to noncontrolling interests
Operating partnership units	(6,779)	(12,839)	(9,372)
Partially-owned properties	(845)	(1,284)	17,989
Net (loss) income attributable to noncontrolling interests	(7,624)	(14,123)	8,617
Net loss attributable to common stockholders	$(19,751)	$(42,759)	$(45,679)
Net loss per common share – Basic	$(0.91)	$(1.82)	$(1.79)
Net loss per common share – Diluted	$(0.91)	$(1.82)	$(1.79)
Weighted average basic common shares outstanding	22,649,222	23,845,800	25,561,673
Weighted average diluted common shares outstanding	22,649,222	23,845,800	25,561,673
See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share and per share amounts)
	Class A Common Stock		Class C Common Stock		Series D Preferred Stock		Additional Paid-in Capital	Cumulative Distributions	Net (Loss) Income to Common Stockholders	Noncontrolling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Balance, January 1, 2017	19,567,506	$196	—	$—	2,850,602	$68,760	$257,403	$(70,807)	$(13,824)	$50,833	$292,561
Issuance of Class A common stock, net	4,604,701	46	—	—	—	—	57,330	—	—	—	57,376
Issuance of Class C common stock	—	—	76,603	1	—	—	814	—	—	—	815
Vesting of restricted stock compensation	—	—	—	—	—	—	9	—	—	—	9
Issuance of Long-Term Incentive Plan (“LTIP”) Units for director compensation	—	—	—	—	—	—	100	—	—	—	100
Issuance of LTIP Units	—	—	—	—	—	—	13,748	—	—	—	13,748
Vesting of LTIP Units for compensation	—	—	—	—	—	—	2,187	—	—	—	2,187
Issuance of Operating Partnership (“OP”) Units for Internalization	—	—	—	—	—	—	—	—	—	39,938	39,938
Issuance of Series B warrants	—	—	—	—	—	—	3,072	—	—	—	3,072
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	—	—	10,738	10,738
Distributions declared	—	—	—	—	—	—	—	(33,976)	—	(2,699)	(36,675)
Series A Preferred Stock distributions declared	—	—	—	—	—	—	—	(11,801)	—	—	(11,801)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	(658)	—	—	(658)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(5,715)	—	—	(5,715)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(2,104)	—	—	(2,104)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(4,430)	—	—	(4,430)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(249)	—	—	(249)
Issuance costs of Series D Preferred Stock	—	—	—	—	—	(55)	—	—	—	—	(55)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(5,077)	—	—	(5,077)
Distributions to noncontrolling interests	—	—	—	—	—	—	—	—	—	(30,252)	(30,252)
Redemption of OP Units	—	—	—	—	—	—	(16)	—	—	(29)	(45)
Cash redemption of Series B Preferred Stock	—	—	—	—	—	—	33	—	—	—	33
Holder redemption of Series B Preferred Stock and conversion into Class A common stock	23,785	—	—	—	—	—	267	—	—	—	267
Conversion of OP Units into Class A common stock	22,367	—	—	—	—	—	167	—	—	(167)	—
Transfer of noncontrolling interest to controlling interest	—	—	—	—	—	—	—	—	—	(3,825)	(3,825)
Conversion of LTIP Units into OP Units	—	—	—	—	—	—	(18,414)	—	—	18,414	—
Changes in additional paid-in capital	—	—	—	—	—	—	(3,832)	—	—	—	(3,832)
Deconsolidation of MDA Apartments, Crescent Perimeter and Vickers Village	—	—	—	—	—	—	—	—	—	(22,920)	(22,920)
Adjustment for noncontrolling interest ownership in the OP	—	—	—	—	—	—	5,302	—	—	(5,302)	—
Net (loss) income	—	—	—	—	—	—	—	—	(15,645)	8,617	(7,028)
Balance, December 31, 2017	24,218,359	$242	76,603	$1	2,850,602	$68,705	$318,170	$(134,817)	$(29,469)	$63,346	$286,178
See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(In thousands, except share and per share amounts)
	Class A Common Stock		Class C Common Stock		Series D Preferred Stock		Additional Paid-in Capital	Cumulative Distributions	Net (Loss) Income to Common Stockholders	Noncontrolling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Issuance of Class A common stock, net	2,831	—	—	—	—	—	25	—	—	—	25
Issuance of Class A common stock due to Series B warrants exercise	100	—	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock	(1,055,057)	(11)	—	—	—	—	(9,007)	—	—	—	(9,018)
Issuance of LTIP Units for director compensation	—	—	—	—	—	—	—	—	—	220	220
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	5,128	5,128
Issuance of LTIP Units for compensation to former Manager	—	—	—	—	—	—	—	—	—	993	993
Issuance of LTIP Units for expense reimbursements	—	—	—	—	—	—	—	—	—	1,066	1,066
Issuance of Series B warrants	—	—	—	—	—	—	1,699	—	—	—	1,699
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	—	—	13,551	13,551
Common stock distributions declared	—	—	—	—	—	—	—	(11,486)	—	—	(11,486)
Series A Preferred Stock distributions declared	—	—	—	—	—	—	—	(11,800)	—	—	(11,800)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	(744)	—	—	(744)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(14,332)	—	—	(14,332)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(4,937)	—	—	(4,937)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(4,428)	—	—	(4,428)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(289)	—	—	(289)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(5,077)	—	—	(5,077)
Distributions to OP noncontrolling interests	—	—	—	—	—	—	—	—	—	(4,139)	(4,139)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,786)	(1,786)
Redemption of OP Units							(3)	—	—	(3)	(6)
Holder redemption of Series B Preferred Stock and conversion into Class A common stock	155,978	2	—	—	—	—	1,563	—	—	—	1,565
Cash redemption of Series B Preferred Stock	—	—	—	—	—	—	13	—	—	—	13
Acquisition of noncontrolling interest	—	—	—	—	—	—	(10,334)	—	—	(1,844)	(12,178)
Adjustment for noncontrolling interest ownership in the OP	—	—	—	—	—	—	5,812	—	—	(5,812)	—
Net loss	—	—	—	—	—	—	—	—	(1,152)	(14,123)	(15,275)
Balance, December 31, 2018	23,322,211	$233	76,603	$1	2,850,602	$68,705	$307,938	$(187,910)	$(30,621)	$56,597	$214,943
See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)
(In thousands, except share and per share amounts)
	Class A Common Stock		Class C Common Stock		Series D Preferred Stock		Additional Paid-in Capital	Cumulative Distributions	Net (Loss) Income to Common Stockholders	Noncontrolling Interests	Total Equity
	Number of Shares	Par Value	Number of Shares	Par Value	Number of Shares	Par Value
Issuance of Class A common stock, net	456,708	5	—	—	—	—	5,320	—	—	—	5,325
Issuance of Class A common stock due to Series B warrants exercise	37,391	—	—	—	—	—	299	—	—	—	299
Repurchase of Class A common stock	(1,313,328)	(13)	—	—	—	—	(14,073)	—	—	—	(14,086)
Issuance of restricted Class A common stock	87,094	1	—	—	—	—	424	—	—	—	425
Issuance of LTIP Units for director compensation	—	—	—	—	—	—	—	—	—	282	282
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	5,293	5,293
Issuance of LTIP Units for expense reimbursements	—	—	—	—	—	—	—	—	—	2,238	2,238
Issuance of LTIP Units for capitalized reimbursements	—	—	—	—	—	—	—	—	—	737	737
Issuance of Series B warrants	—	—	—	—	—	—	4,413	—	—	—	4,413
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	—	—	3,511	3,511
Common stock distributions declared	—	—	—	—	—	—	—	(14,850)	—	—	(14,850)
Series A Preferred Stock distributions declared	—	—	—	—	—	—	—	(11,800)	—	—	(11,800)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	(810)	—	—	(810)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(24,854)	—	—	(24,854)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(9,213)	—	—	(9,213)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(4,428)	—	—	(4,428)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(312)	—	—	(312)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(5,076)	—	—	(5,076)
Series T Preferred Stock distributions declared	—	—	—	—	—	—	—	(1)	—	—	(1)
Miscellaneous offering costs	—	—	—	—	—	—	(222)	—	—	—	(222)
Distributions to OP noncontrolling interests	—	—	—	—	—	—	—	—	—	(5,749)	(5,749)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,765)	(3,765)
Redemption of OP Units							(15)	—	—	(10)	(25)
Holder redemption of Series B Preferred Stock and conversion into Class A common stock	219,328	2	—	—	—	—	2,631	—	—	—	2,633
Company redemption of Series B Preferred Stock and conversion into Class A common stock	613,153	6	—	—	—	—	7,188	—	—	—	7,194
Cash redemption of Series B Preferred Stock	—	—	—	—	—	—	15	—	—	—	15
Acquisition of noncontrolling interest	—	—	—	—	—	—	(6,529)	—	—	(2,390)	(8,919)
Adjustment for noncontrolling interest in Cade Boca Raton	—	—	—	—	—	—	—	—	—	3,344	3,344
Adjustment for noncontrolling interest ownership in the OP	—	—	—	—	—	—	4,294	—	—	(4,294)	—
Net income (loss)	—	—	—	—	—	—	—	—	36,743	(7,624)	29,119
Balance, December 31, 2019	23,422,557	$234	76,603	$1	2,850,602	$68,705	$311,683	$(259,254)	$6,122	$48,170	$175,661

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$29,119	$(15,275)	$(7,028)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	74,055	67,004	51,146
Amortization of fair value adjustments	(335)	(434)	(319)
Preferred returns on unconsolidated real estate joint ventures	(9,797)	(10,312)	(10,336)
Gain on sale of real estate investments	(48,680)	—	(50,163)
Gain on sale of non-depreciable real estate investments	(679)	—	—
Gain on sale of real estate joint venture interests	—	—	(10,262)
Fair value adjustment of interest rate caps	2,536	2,846	—
Loss on extinguishment of debt	7,258	—	—
Distributions of income and preferred returns from preferred equity investments and unconsolidated real estate joint ventures	9,015	9,464	9,252
Share-based compensation attributable to equity incentive plan	5,575	5,348	109
Share-based compensation to employees – Restricted Stock Grants	425	—	—
Share-based compensation to former Manager – LTIP Units	—	993	15,935
Share-based expense reimbursements to BRE – LTIP Units	2,975	1,066	—
Internalization Operating Partnership Units issued	—	—	39,938
Internalization Class C shares issued	—	—	814
Changes in operating assets and liabilities:
Due (from) affiliates, net	(283)	(2,000)	(1,565)
Accounts receivable, prepaids and other assets	(4,484)	(2,029)	294
Accounts payable and other accrued liabilities	(3,369)	7,784	16,432
Net cash provided by operating activities	63,331	64,455	54,247
Cash flows from investing activities
Acquisitions of real estate investments	(516,217)	(333,540)	(493,311)
Capital expenditures	(21,446)	(21,240)	(46,971)
Investment in notes receivable from related parties	(51,714)	(22,032)	(54,096)
Repayments on notes receivable from related parties	12,148
Proceeds from sale of real estate investments	313,785	—	71,945
Proceeds from sale and redemption of unconsolidated real estate joint ventures	36,620	—	17,603
Deconsolidation of interests in MDA Apartments, Novel Perimeter and Vickers Historic Roswell	—	—	(794)
Adjustment for noncontrolling interests in Cade Boca Raton	461	—	—
Purchase of interests from noncontrolling interests	(9,891)	(12,178)	(7,864)
Investments in unconsolidated real estate joint venture interests	(74,307)	(17,888)	(20,989)
Net cash used in investing activities	(310,561)	(406,878)	(534,477)

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Year Ended December 31,
	2019	2018	2017
Cash flows from financing activities
Distributions to common stockholders	(14,850)	(13,952)	(29,583)
Distributions to noncontrolling interests	(9,129)	(6,298)	(31,363)
Distributions to preferred stockholders	(45,075)	(35,014)	(26,042)
Contributions from noncontrolling interests	3,511	13,551	10,738
Borrowings on mortgages payable	450,241	411,269	234,133
Repayments on mortgages payable including prepayment penalties	(274,715)	(141,994)	(2,581)
Proceeds from credit facilities	133,500	222,495	107,670
Repayments on credit facilities	(197,707)	(207,956)	(40,000)
Payments of deferred financing fees	(4,815)	(7,291)	(6,627)
Payments to purchase interest rate caps	—	(5,174)	—
Miscellaneous offering costs	(222)	—	—
Net proceeds from issuance of Class A common stock	5,325	25	57,376
Repurchase of Class A common stock	(14,086)	(9,018)	—
Net issuance costs from issuance of 8.250% Series A Cumulative Redeemable Preferred Stock	—	—	(173)
Net proceeds from issuance of 6.0% Series B Redeemable Preferred Stock	208,913	107,877	141,244
Net proceeds from issuance of Warrants associated with the Series B Redeemable Preferred Stock	4,413	1,699	3,072
Net proceeds from exercise of Warrants associated with the Series B Redeemable Preferred Stock	343	—	—
Net issuance costs from issuance of 7.625% Series C Cumulative Redeemable Preferred Stock	—	—	(148)
Net issuance costs from issuance of 7.125% Series D Cumulative Redeemable Preferred Stock	—	—	(55)
Net proceeds from issuance of 6.150% Series T Redeemable Preferred Stock	387	—	—
Payments to redeem 6.0% Series B Redeemable Preferred Stock	(255)	(136)	(244)
Payments to redeem Operating Partnership Units	(25)	(6)	(46)
Net cash provided by financing activities	245,754	330,077	417,371
Net (decrease) in cash, cash equivalents and restricted cash	(1,476)	(12,346)	(62,859)
Cash, cash equivalents and restricted cash, beginning of year	52,244	64,590	127,449
Cash, cash equivalents and restricted cash, end of year	$50,768	$52,244	$64,590
Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$53,890	$44,837	$28,004
Supplemental disclosure of non-cash investing and financing activities
Conversion of preferred equity investments to notes receivable	$—	$—	$(40,760)
Distributions payable – declared and unpaid	$13,541	$12,073	$14,287
Mortgages assumed upon property acquisitions	$15,546	$—	$173,831
Mortgages assumed by buyer upon sale of real estate assets	$—	$—	$(41,419)
Capital expenditures held in accounts payable and other accrued liabilities	$(884)	$786	$—
Reduction of assets from change of control or deconsolidation	$(26,383)	$—	$110,402
Reduction of mortgages payable from change of control or deconsolidation	$(23,500)	$—	$(49,445)
Reduction of other liabilities from change of control or deconsolidation	$—	$—	$(6,905)
Reduction of noncontrolling interests from change of control or deconsolidation	$(3,344)	$—	$22,920

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
As of December 31, 2019, the Company held investments in fifty-three real estate properties, consisting of thirty-five consolidated operating properties and eighteen properties through preferred equity or mezzanine loan investments. Of the property interests held through preferred equity and mezzanine loan investments, five are under development, four are in lease-up and nine properties are stabilized. The fifty-three properties contain an aggregate of 15,627 units, comprised of 11,746 consolidated operating units and 3,881 units through preferred equity and mezzanine loan investments. As of December 31, 2019, the Company’s consolidated operating properties were approximately 94.0% occupied.
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or the Operating Partnership’s wholly-owned subsidiaries, owns substantially all of the property interests acquired and investments made on the Company’s behalf. As of December 31, 2019, limited partners other than the Company owned approximately 27.66% of the common units of the Operating Partnership (19.66% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 8.00% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 3.95% which are not vested at December 31, 2019).
Because the Company is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in its consolidated financial statements.
The Company also consolidates entities in which it controls more than 50% of the voting equity and in which control does not rest with other investors. Investments in real estate joint ventures in which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for using the equity method of accounting. These entities are included in the Company’s consolidated financial statements as “Preferred equity investments and investments in unconsolidated real estate joint ventures.” All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The Company will consider future investments for consolidation in accordance with the provisions required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810: Consolidation.
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
Financial Instrument Fair Value Disclosures
As of December 31, 2019 and 2018, the carrying values of cash and cash equivalents, accounts receivable, due to and due from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable from related parties approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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
Real Estate Purchase Price Allocations
Upon the acquisition of real estate properties which do not constitute the definition of a business, the Company recognizes the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their relative fair values. Acquisition-related costs are capitalized in the period incurred and are recorded to the components of the real estate assets acquired. Prior to the adoption of Financial Accounting Standards Board ASU 2017-01, “Business Combinations; Clarifying the Definition of a Business” in January 2017, acquisition-related costs were expensed in the period incurred. The Company assesses the acquisition-date fair values of all tangible assets, identifiable intangible assets and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on several factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.
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

Impairment of Real Estate Assets
The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets. No impairment charges were recorded in 2019, 2018 or 2017.
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
Selling Commissions and Dealer Manager Fees
In conjunction with the offering of the Series B Preferred Stock and the Series T Preferred Stock, the Company engaged a related party as dealer manager and pays selling commissions and dealer manager fees of 7% and 3%, respectively, of the gross offering proceeds from the offering. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers, and incurs costs in excess of the 10%, which costs are borne by the dealer manager without reimbursement by the Company. Offering costs related to each closing are recorded as a reduction of proceeds raised on the date of issue.
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
For the year ended December 31, 2019, 100% of the distributions received by the common stockholders were classified as return of capital for income tax purposes and none were ordinary income. In addition, for the year ended December 31, 2019, approximately 1.33% of the distributions received by the preferred stockholders were classified as ordinary income for income tax purposes, 93.15% were return of capital, and 5.52% were capital gains, with 87.49% of the capital gains qualifying as Section 1250 gains. For the year ended December 31, 2018, 100% of the distributions received by the common stockholders were classified as return of capital for income tax purposes and none were ordinary income. In addition, for the year ended December 31, 2018, approximately 34.00% of the distributions received by the preferred stockholders were classified as ordinary income for income tax purposes and 66.00% were return of capital. For the year ended December 31, 2017, 64.21% of the distributions received by the common stockholders were classified as return of capital for income tax purposes, 4.00% were ordinary income, 31.79% were capital gains, with 21.29% of the capital gains qualifying as Section 1250 gains. In addition, for the year ended December 31, 2017, 11.19% of the distributions received by the preferred stockholders were classified as ordinary income for income tax purposes and 88.81% were capital gains, with 21.29% of the capital gains qualifying as Section 1250 gains.
ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It requires a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, in an income tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management has considered all positions taken on the 2014 through 2018 tax returns (where applicable), and those positions expected to be taken on the 2019 tax returns, and concluded that tax positions taken will more likely than not be sustained at the full amount upon examination. Accordingly, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2019. If any income tax exposure was identified, the Company would recognize an estimated liability for income tax items that meet the criteria for accrual. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. If any interest and penalties related to income tax assessments arose, the Company would record them as income tax expense. As of December 31, 2019, tax returns for the calendar years 2016 and subsequent remain subject to examination by the Internal Revenue Service and various state tax jurisdictions. The Internal Revenue Service is currently conducting a routine examination of the Company’s Operating Partnership 2017 tax return. The results of such examination and impact on the Company’s results of operations are not known at this time. The Company has not been notified of any state tax examinations.
Reportable Segment
The Company’s current business consists of investing in and operating multifamily communities. Substantially all its consolidated net income (loss) is from investments in real estate properties that the Company owns through co-investment ventures which it either consolidates or accounts for under the equity method of accounting. The Company evaluates operating performance on an individual property level and based on the properties’ similar economic characteristics, the Company’s properties are aggregated into one reportable segment.

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
New Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13 “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 will require more timely recognition of credit losses associated with financial assets. While current GAAP includes multiple credit impairment objectives for instruments, the previous objectives generally delayed recognition of the full amount of credit losses until the loss was probable of occurring. The amendments in ASU 2016-13, whose scope is asset-based and not restricted to financial institutions, eliminate the probable initial recognition threshold in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. The amendments in ASU 2016-13 broaden the information that the Company must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss that will be more useful to users of the financial statements. In November 2018, the FASB issued ASU No. 2018-19 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses” (“ASU 2018-19”). ASU 2018-19 clarifies that operating lease receivables are excluded from the scope of ASU 2016-13 and instead, impairment of operating lease receivables is to be accounted for under ASC 842. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As of December 31, 2019, the Company has evaluated the impacts of ASU 2016-13, with a focus on the Company’s investments in mezzanine loans, on its consolidated financial statements and expects the allowance to be immaterial to the Company.
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
In August 2017, the FASB issued ASU No. 2017-12 “Derivatives and Hedging — Targeted Improvements to Accounting for Hedging Activities” (“ASU 2017-12”), which, among other things, requires entities to present the earnings effect of hedging instruments in the same income statement line item in which the earnings effect of the hedged item is reported. The new standard also adds new disclosure requirements. ASU 2017-12 is effective for annual periods beginning after December 15, 2018, though early adoption, including interim periods, is permissible. The Company adopted ASU 2017-12 as of January 1, 2019 and there has been no material impact to the Company’s consolidated financial statements as a result of its adoption.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). Under the new standard, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue is generally recognized net of allowances. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers-Deferral of the Effective Date” which deferred the effective date of the new revenue recognition standard until the first quarter of 2018. Therefore, ASU 2014-09 became effective for the Company in the first quarter of the fiscal year ending December 31, 2018. The ASU allows for either full retrospective or modified retrospective adoption. The majority of the Company’s revenue is derived from rental income, which is scoped out from this standard and will be accounted for under ASU 2016-02, discussed above. The Company’s other revenue streams, including interest income from related parties, were determined not to be within the scope of ASU 2014-09, gains and losses from real estate dispositions as defined in Subtopic 610-20 discussed below, and notes and accrued interest receivable from related parties, which the ASU provides to follow established guidance in Topic 310. The adoption by the Company of ASU 2014-09 as of January 1, 2018 did not result in a cumulative adjustment and did not have a material impact on the Company’s consolidated financial statements.
In addition to the comprehensive new revenue guidance, ASU 2014-09 also introduced new standards for accounting for gains and losses from derecognition of nonfinancial assets, which was codified into ASC Topic 610-20, “Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets”. The scope of ASC Topic 610-20 was further clarified in ASU 2017-05, “Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” (“ASU 2017-05”), noting that a financial asset is within the scope of Subtopic 610-20 if it meets the definition of an in substance nonfinancial asset. ASU 2017-05 also defines the term “in substance nonfinancial asset” and provides guidance on the recognition of gains and losses on sale of real estate investments. The Company recognizes the sale, and associated gain or loss from the disposition, provided that the earnings process is complete. Subsequent to the adoption of the new standard, a gain or loss is recognized when the criteria for an asset to be derecognized are met, which include when (i) a contract exists and (ii) the buyer obtained control of the nonfinancial asset when sold. As a result, the Company may recognize a gain on a real estate disposition transaction that previously did not qualify as a sale or for full profit recognition due to the timing of the transfer of control or certain forms of continuing involvement. ASC Topic 610-20 is effective for annual periods beginning after December 15, 2017. The Company adopted ASC Topic 610-20 as of January 1, 2018 using the modified retrospective approach. The adoption of ASC Topic 610-20 did not impact the accounting of the Company’s historical property sales or sales of joint venture interests and its adoption had no impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-15 “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40)” (“ASU 2018-15”). ASU 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). ASU 2018-15 is effective for annual periods (including interim periods within those periods) beginning after December 15, 2019, though early adoption, including adoption in interim periods, is permissible. The Company early adopted ASU 2018-15 as of July 1, 2018 and there has been no material impact to the Company’s consolidated financial statements as a result of its adoption.
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

Note 4 — Investments in Real Estate
As of December 31, 2019, the Company held investments in thirty-five consolidated operating properties and eighteen properties through preferred equity or mezzanine loan investments. The following tables provide summary information regarding the Company’s consolidated operating properties and preferred equity and mezzanine loan investments, which are either consolidated or accounted for under the equity method of accounting.
Consolidated Operating Properties
Multifamily Community Name	Location	Number of Units	Date Built / Renovated(1)	Ownership Interest
ARIUM Glenridge	Atlanta, GA	480	1990	90%
ARIUM Grandewood	Orlando,FL	306	2005	100%
ARIUM Hunter’s Creek	Orlando, FL	532	1999	100%
ARIUM Metrowest	Orlando, FL	510	2001	100%
ARIUM Westside	Atlanta, GA	336	2008	90%
Ashford Belmar	Lakewood, CO	512	1988/1993	85%
Ashton Reserve	Charlotte, NC	473	2015	100%
Cade Boca Raton	Boca Raton, FL	90	2019	81%
Chattahoochee Ridge	Atlanta, GA	358	1996	90%
Citrus Tower	Orlando, FL	336	2006	97%
Denim	Scottsdale, AZ	645	1979	100%
Element	Las Vegas, NV	200	1995	100%
Enders Place at Baldwin Park	Orlando, FL	220	2003	92%
Gulfshore Apartment Homes, formerly ARIUM Gulfshore	Naples, FL	368	2016	100%
James at South First	Austin, TX	250	2016	90%
Marquis at The Cascades	Tyler, TX	582	2009	90%
Marquis at TPC	San Antonio, TX	139	2008	90%
Navigator Villas	Pasco, WA	176	2013	90%
Outlook at Greystone	Birmingham, AL	300	2007	100%
Park & Kingston	Charlotte, NC	168	2015	100%
Pine Lakes Preserve, formerly ARIUM Pine Lakes	Port St. Lucie, FL	320	2003	100%
Plantation Park	Lake Jackson, TX	238	2016	80%
Providence Trail	Mount Juliet, TN	334	2007	100%
Roswell City Walk	Roswell, GA	320	2015	98%
Sands Parc	Daytona Beach, FL	264	2017	100%
The Brodie	Austin, TX	324	2001	93%
The District at Scottsdale	Scottsdale, AZ	332	2018	100%
The Links at Plum Creek	Castle Rock, CO	264	2000	88%
The Mills	Greenville, SC	304	2013	100%
The Preserve at Henderson Beach	Destin, FL	340	2009	100%
The Reserve at Palmer Ranch, formerly ARIUM at Palmer Ranch	Sarasota, FL	320	2016	100%
The Sanctuary	Las Vegas, NV	320	1988	100%
Veranda at Centerfield	Houston, TX	400	1999	93%
Villages of Cypress Creek	Houston, TX	384	2001	80%
Wesley Village	Charlotte, NC	301	2010	100%
Total		11,746

(1)
Represents date of last significant renovation or year built if there were no renovations.

Depreciation expense was $63.7 million, $53.9 million and $35.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. In-place leases are amortized over the remaining term of the in-place leases, which is approximately six months. Amortization expense related to the in-place leases was $6.8 million, $8.8 million and $13.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all the risks and benefits of ownership of the consolidated real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as a security deposit vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not individually significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of their security deposit. Security deposits received in cash related to tenant leases are included in other accrued liabilities in the accompanying consolidated balance sheets and totaled $2.6 million and $2.4 million as of December 31, 2019 and 2018, respectively, for the Company’s consolidated real estate properties. No individual tenant represents over 10% of the Company’s annualized base rent for the consolidated real estate properties.
Preferred Equity and Mezzanine Loan Investments
Multifamily Community Name	Location	Actual / Planned Number of Units	Actual / Estimated Initial Occupancy	Actual / Estimated Construction Completion
Lease-up Investments
Vickers Historic Roswell	Roswell, GA	79	2Q 2018	3Q 2018
Domain at The One Forty	Garland, TX	299	2Q 2018	4Q 2018
Arlo	Charlotte, NC	286	2Q 2018	1Q 2019
Novel Perimeter	Atlanta, GA	320	3Q 2018	1Q 2019
Total lease-up units		984
Development Investments
Motif, formerly Flagler Village	Fort Lauderdale, FL	385	2Q 2020	3Q 2020
North Creek Apartments	Leander, TX	259	3Q 2020	4Q 2020
Riverside Apartments	Austin, TX	222	4Q 2020	1Q 2021
Wayforth at Concord	Concord, NC	150	2Q 2020	3Q 2021
The Park at Chapel Hill(1)	Chapel Hill, NC	—	—	—
Total development units		1,016
Multifamily Community Name	Location	Number of Units
Operating Investments(2)
Alexan CityCentre	Houston, TX	340
Alexan Southside Place	Houston, TX	270
Belmont Crossing(3)	Smyrna, GA	192
Helios(4)	Atlanta, GA	282
Mira Vista	Austin, TX	200
Sierra Terrace(3)	Atlanta, GA	135
Sierra Village(3)	Atlanta, GA	154
Thornton Flats	Austin, TX	104
Whetstone Apartments	Durham, NC	204
Total operating units		1,881
Total units		3,881

(1)
The development is in the planning phase; project specifications are in process.

(2)
Stabilized operating properties in which the Company has a preferred equity investment. Refer to Note 7 for further information.

(3)
Belmont Crossing, Sierra Terrace and Sierra Village are collectively known as the Strategic Portfolio. Refer to Note 7 for further information.

(4)
Helios was a preferred equity investment through December 10, 2019, the date the Company redeemed its preferred interest into common interest. The Company accounted for Helios under the equity method at December 31, 2019. Helios property was subsequently sold on January 8, 2020.

Note 5 — Acquisition of Real Estate
The following describes the Company’s significant acquisition activity and related financing during the years ended December 31, 2019 and 2018 (dollars in thousands):
Property	Location	Date	Ownership Interest	Purchase Price	Mortgage
The Links at Plum Creek	Castle Rock, CO	March 26, 2018	88%	$61,100	$40,000
Sands Parc	Daytona Beach, FL	May 1, 2018	100%	46,200	(1)
Plantation Park	Lake Jackson, TX	June 14, 2018	80%	35,600	26,625
Veranda at Centerfield	Houston, TX	July 26, 2018	93%	40,150	26,100
Ashford Belmar	Lakewood, CO	November 15, 2018	85%	143,444	100,675
Element	Las Vegas, NV	June 27, 2019	100%	41,750	29,260
Providence Trail	Mount Juliet, TN	June 27, 2019	100%	68,500	47,950
Denim	Scottsdale, AZ	July 24, 2019	100%	141,250	91,634
The Sanctuary	Las Vegas, NV	July 31, 2019	100%	51,750	33,707
Chattahoochee Ridge	Atlanta, GA	November 12, 2019	90%	69,750	45,338
The District at Scottsdale	Scottsdale, AZ	December 11, 2019	100%	124,000	82,200
Navigator Villas	Pasco, WA	December 18, 2019	90%	28,500	20,515

(1)
Funded, in part, with the Company’s Senior Credit Facility secured by the property. Refer to Note 8 for further information about the Company’s Secured Credit Facility.

Purchase Price Allocation
The real estate acquisitions above have been accounted for as asset acquisitions. The purchase prices were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition.

The following table summarizes the assets acquired and liabilities assumed at the acquisition date for acquisitions made during the year ended December 31, 2019 (amounts in thousands):
Purchase Price Allocation
Land	$93,989
Building	353,649
Building improvements	11,647
Land improvements	53,820
Furniture and fixtures	10,913
In-place leases	7,745
Total assets acquired	$531,763
Mortgages assumed	$14,800
Fair value adjustments	746
Total liabilities assumed	$15,546
Acquisition of Additional Interests in Properties
In addition to the property acquisitions discussed above, the Company also acquired the noncontrolling partner’s interest in the following properties (dollars in thousands):
Property	Date	Amount	Previous Interest	New Interest
Gulfshore Apartment Homes, formerly ARIUM Gulfshore	April 26, 2018	$4,838	95%	100%
The Reserve at Palmer Ranch, formerly ARIUM at Palmer Ranch	April 26, 2018	4,174	95%	100%
ARIUM Palms(1)	August 29, 2018	3,023	95%	100%
Pine Lakes Preserve, formerly ARIUM Pine Lakes	January 29, 2019	7,769	85%	100%
Sorrel(1)	June 25, 2019	738	95%	100%
Sovereign(1)	June 25, 2019	1,204	95%	100%

(1)
ARIUM Palms, Sorrel and Sovereign were subsequently disposed of in 2019 as part of the Topaz Portfolio sale. Refer to Note 3 for further information.

Note 6 — Notes and Interest Receivable due from Related Parties
Following is a summary of the notes and accrued interest receivable due from related parties as of December 31, 2019 and 2018 (amounts in thousands):
Property	2019	2018
Arlo	$27,605	$24,893
Cade Boca Raton	—	11,854
Domain at The One Forty	23,430	20,536
Motif, formerly Flagler Village	75,436	75,436
Novel Perimeter	20,867	20,867
The Park at Chapel Hill	34,819	—
Vickers Historic Roswell	11,624	10,498
Total	$193,781	$164,084

Following is a summary of the interest income from related parties for the years ended December 31, 2019 and 2018 (amounts in thousands):
Property	2019	2018
Arlo	$3,757	$3,687
Cade Boca Raton	1,925	1,694
Domain at The One Forty	3,280	3,042
Motif, formerly Flagler Village	9,626	9,249
Novel Perimeter	3,091	3,091
The Park at Chapel Hill	1,273	—
Vickers Historic Roswell	1,643	1,492
Total	$24,595	$22,255
The occupancy percentages of the Company’s related party properties at December 31, 2019 and 2018 are as follows:
Property	2019	2018
Arlo	82.2%	37.4%
Cade Boca Raton(1)	92.2%	7.8%
Domain at The One Forty	85.6%	34.4%
Motif, formerly Flagler Village	(2)	(2)
Novel Perimeter	79.4%	22.2%
The Park at Chapel Hill	(3)	—
Vickers Historic Roswell	74.7%	40.5%

(1)
The Company consolidated Cade Boca Raton as of December 31, 2019. Refer to below for further information.

(2)
The development has not commenced lease-up.

(3)
The development is in the planning phase; project specifications are in process.

Arlo Mezzanine Financing
The Company has provided a $27.5 million mezzanine loan (the “Arlo Mezz Loan”), of which $27.3 million has been funded as of December 31, 2019, to BR Morehead JV Member, LLC (the “Arlo JV Member”). The Arlo Mezz Loan is secured by the Arlo JV Member’s approximate 95.0% interest in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an unaffiliated third party (the “Arlo JV”), which developed a 286-unit Class A apartment community located in Charlotte, North Carolina. The Arlo Mezz Loan matures on the earliest to occur of: (i) the latest to occur of  (a) September 26, 2022 and (b) the applicable maturity date under any extension granted under any construction financing, or (ii) the date of sale or transfer of property, or (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The Arlo Mezz Loan bears interest at a fixed rate of 15% with regular monthly payments being interest only and can be prepaid without penalty.
In conjunction with the Arlo development, the Arlo property owner, which is owned by an entity in which the Company has an equity interest, entered into a $34.5 million construction loan (the “Arlo Construction Loan”) with an unaffiliated party, of which $33.8 million is outstanding at December 31, 2019, and which is secured by the Arlo property. The Arlo Construction Loan matures on June 29, 2020 and has a one-year extension option, subject to certain conditions. The Arlo Construction Loan bears interest on a floating basis on the amount drawn based on LIBOR plus 3.75%, subject to a minimum of 4.25%.
In addition, the Arlo property owner entered into a $7.3 million mezzanine loan with an unaffiliated party, of which $7.3 million is outstanding at December 31, 2019, and which is secured by the membership interest in the joint venture developing the Arlo property. The mezzanine loan matures on June 29, 2020 and has two one-year extension options, subject to certain conditions. The loan bears interest at a fixed rate of 11.5%.
Cade Boca Raton Mezzanine Financing
The Company provided a $14.0 million mezzanine loan (the “Boca Mezz Loan”) to BRG Boca JV Member, LLC (the “Boca JV Member”), an affiliate of the former Manager. The Boca Mezz Loan was secured by the Boca JV Member’s approximate 90.0% interest in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an unaffiliated third party (the “Boca JV”), which developed a 90-unit Class A apartment community located in Boca Raton, Florida known as Cade Boca Raton. The Boca Mezz Loan bore interest at a fixed rate of 15.0% with regular monthly payments being interest-only. The Boca Mezz Loan was to mature on March 11, 2022 and could be prepaid without penalty.
On December 19, 2019, the Company received a paydown of  $3.6 million on the Boca Mezz Loan, reducing the outstanding principal balance to $10.1 million. Additionally, the Company negotiated with Fund II to contribute the remaining balance of the Boca Mezz Loan in exchange for 89.25% of the common membership interest in Boca JV Member and sole management control of Boca JV Member. At December 31, 2019, the Company consolidated the Boca JV Member.
Domain at The One Forty Mezzanine Financing
The Company has provided a $24.5 million mezzanine loan (the “Domain Mezz Loan”), of which $23.1 million has been funded as of December 31, 2019, to BR Member Domain Phase 1, LLC (the “Domain JV Member”), an affiliate of the former Manager. The Domain Mezz Loan is secured by the Domain JV Member’s approximate 95% interest in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an unaffiliated third party (the “Domain JV”), which developed a 299-unit Class A apartment community located in Garland, Texas known as Domain at The One Forty. The Domain Mezz Loan matures on the earliest to occur of: (i) the latest to occur of  (a) March 11, 2022 and (b) the applicable maturity date under any extension granted under any construction financing, or (ii) the date of sale or transfer of property, or (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The Domain Mezz Loan bears interest at 15% in 2019, 5.5% in 2020, 4.0% in 2021 and 3.0% thereafter, and has regular monthly payments that are interest-only. The Domain Mezz Loan can be prepaid without penalty. The Company has a 50.0% participation in any profits achieved in a sale after repayment of the Domain Mezz Loan and the Company and Fund II each receive full return of their respective capital contributions.
In conjunction with the Domain at The One Forty development, the Domain at The One Forty property owner, which is owned by an entity in which the Company has an equity interest: (i) entered into a $30.3 million construction loan (the “Domain Construction Loan”) secured by the Domain at The One Forty property, and (ii) entered into a $6.4 million mezzanine loan secured by the membership interest in the joint-venture developing the Domain at The One Forty property. Both the Domain Construction Loan and the mezzanine loan were entered into with unaffiliated parties and had maturity dates of March 3, 2020. The Domain Construction Loan could be prepaid without penalty, whereas the mezzanine loan could be prepaid provided the lender received a minimum profit and 1.0% exit fee. On December 12, 2019, the Domain at The One Forty property owner refinanced the Domain Construction Loan and entered into a $39.2 million senior mortgage loan (the “Domain Senior Loan”) secured by the Domain at The One Forty property and used the proceeds in part to pay off the outstanding balances, in full, of the Domain Construction Loan and mezzanine loan. The Domain Senior Loan matures on January 5, 2023 and bears interest at a floating basis of LIBOR plus 2.20%, but no less than 3.95%, with interest-only payments through the initial term of the loan. The Domain Senior Loan contains two one-year extension options, and if extended, payments during the extension period shall be based on thirty-year amortization. On or after July 5, 2021, the senior loan may be prepaid without penalty.
Motif Mezzanine Financing, formerly Flagler Village
The Company has provided a $74.6 million mezzanine loan (the “Flagler Mezz Loan”), of which all has been funded as of December 31, 2019, to BR Flagler JV Member, LLC (the “Flagler JV Member”), an

affiliate of the former Manager. The Flagler Mezz Loan is secured by the Flagler JV Member’s 97% interest in a multi-tiered joint venture along with Fund II and Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”), affiliates of the former Manager, and an unaffiliated third party (the “Flagler JV”), which is developing a 385-unit Class A apartment community located in Fort Lauderdale, Florida known as Motif. The Flagler Mezz Loan bears interest at 12.9% and has regular monthly payments that are interest-only. The Flagler Mezz Loan has a maturity date of March 28, 2023 and can be prepaid without penalty.
The Company has the right of first offer to purchase the member’s ownership interests in the Flagler JV Member, or, if applicable, to purchase Motif if the Flagler JV Member exercises its rights under the Flagler JV to cause the sale of Motif.
In conjunction with the Motif development, the Motif property owner, which is owned by an entity in which the Company has an equity interest, entered into an approximately $70.4 million construction loan (the “Motif Construction Loan”) with an unaffiliated party, of which $48.2 million is outstanding as of December 31, 2019, and which is secured by the Motif development. The Motif Construction Loan matures on March 28, 2022, contains a one-year extension option, subject to certain conditions, and can be prepaid subject to payment of a make-whole premium and exit fee. The Motif Construction Loan bears interest at the greater of 5.0% or a rate of LIBOR plus 3.85%, with interest only payments until March 28, 2022 and future payments after extension based on thirty-year amortization.
Novel Perimeter Mezzanine Financing
The Company has provided a $20.6 million mezzanine loan (the “Perimeter Mezz Loan”), of which all has been funded as of December 31, 2019, to BR Perimeter JV Member, LLC (the “Perimeter JV Member”), an affiliate of the former Manager. The Perimeter Mezz Loan is secured by the Perimeter JV Member’s approximate 60% interest in a multi-tiered joint venture along with Fund III, an affiliate of the former Manager, and an unaffiliated third party, which developed a 320-unit Class A apartment community located in Atlanta, Georgia known as Novel Perimeter. The Perimeter Mezz Loan matures on the later of December 29, 2021 or the maturity date of the Novel Perimeter Construction Loan, as defined below, as extended, and bears interest at a fixed rate of 15.0%. Regular monthly payments are interest-only during the initial term. The Perimeter Mezz Loan can be prepaid without penalty.
In conjunction with the Novel Perimeter development, the Novel Perimeter property owner, which is owned by an entity in which the Company has an equity interest, entered into an approximately $44.7 million construction loan (the “Novel Perimeter Construction Loan”) with an unaffiliated party, of which $44.7 million is outstanding at December 31, 2019, and which is secured by the Novel Perimeter development. The Novel Perimeter Construction Loan matures December 12, 2020, contains a one-year extension option, subject to certain conditions, and can be prepaid without penalty. The Novel Perimeter Construction Loan bears interest at a rate of LIBOR plus 3.00%, with interest only payments until December 12, 2020 and future payments based on thirty-year amortization.
The Park at Chapel Hill Financing
On November 1, 2019, the Company entered into an agreement to provide a mezzanine loan (“the Chapel Hill Mezz Loan”) in an amount up to $40.0 million to BR Chapel Hill JV, LLC (“BR Chapel Hill JV”), of which $29.5 million was funded upon execution of the agreement. BR Chapel Hill JV owns a 100% interest in BR Chapel Hill, LLC (“BR Chapel Hill”) and is a joint venture with common interests held by Bluerock Special Opportunity + Income Fund, Fund II, and BR Chapel Hill Investment, LLC, all managed by affiliates of the former Manager. The Chapel Hill Mezz Loan bears interest at a fixed rate of 11.0% per annum with regular monthly payments being interest-only during the initial term. The Chapel Hill Mezz Loan matures on the earliest to occur of: (i) the latest to occur of  (a) March 31, 2024 and (b) the applicable maturity date under any extension granted under any construction financing, or (ii) the date of sale or transfer of property, or (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The Chapel Hill Mezz Loan is secured by the Chapel Hill property and can be prepaid without penalty.
In conjunction with the Chapel Hill Mezz Loan, the Company provided a $5.0 million senior loan to BR Chapel Hill. The senior loan is secured by BR Chapel Hill’s fee simple interest in the Chapel Hill property.

The senior loan matures on March 31, 2024 and bears interest at a fixed rate of 10.0% per annum. Regular monthly payments are interest-only during the initial term. The senior loan can be prepaid without penalty.
Vickers Historic Roswell Mezzanine Financing
The Company has provided an $11.8 million mezzanine loan (the “Vickers Mezz Loan”), of which $11.5 million has been funded as of December 31, 2019, to BR Vickers Roswell JV Member, LLC (the “Vickers JV Member”), an affiliate of the former Manager. The Vickers Mezz Loan is secured by the Vickers JV Member’s approximate 80% interest in a multi-tiered joint venture along with Fund III, an affiliate of the former Manager, and an unaffiliated third party (the “Vickers JV”), which developed a 79-unit Class A apartment community located in Roswell, Georgia known as Vickers Historic Roswell. The Vickers Mezz Loan bears interest at a fixed rate of 15.0% and regular monthly payments are interest-only. The Vickers Mezz Loan matures on the earliest to occur of: (i) the latest to occur of  (a) February 26, 2022 and (b) the applicable maturity date under any extension granted under any construction financing, or (ii) the date of sale or transfer of property, or (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The Vickers Mezz Loan can be prepaid without penalty.
In conjunction with the Vickers Historic Roswell development, the Vickers Historic Roswell property owner, which is owned by an entity in which the Company has an equity interest, entered into an approximately $18.0 million construction loan (the “Vickers Construction Loan”) with an unaffiliated party, which was secured by the Vickers Historic Roswell development. The Vickers Construction Loan was to mature on December 1, 2020 and could be prepaid without penalty. On December 13, 2019, the Vickers Historic Roswell property owner refinanced the Vickers Construction Loan and entered into a $22.0 million senior mortgage loan (the “Vickers Senior Loan”) secured by the Vickers Historic Roswell property and used the proceeds in part to pay off the outstanding balance, in full, of the Vickers Construction Loan. The Vickers Senior Loan matures on January 1, 2030 and bears interest at a floating basis of LIBOR plus 1.99%, with interest-only payments through the term of the loan. On or after September 28, 2029, the loan may be prepaid without penalty.
Note 7 — Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures
The carrying amount of the Company’s preferred equity investments and investments in unconsolidated real estate joint ventures as of December 31, 2019 and 2018 is summarized in the table below (amounts in thousands):
Property	2019	2018
Alexan CityCentre	$12,788	$11,205
Alexan Southside Place	24,866	22,801
Helios	23,663	19,189
Leigh House	80	13,319
Mira Vista	5,250	—
North Creek Apartments	14,964	5,892
Riverside Apartments	12,342	3,600
Strategic Portfolio(1)	10,183	—
Thornton Flats	4,600	—
Wayforth at Concord	4,683	—
Whetstone Apartments	12,932	12,932
Other	93	95
Total	$126,444	$89,033

(1)
Belmont Crossing, Sierra Terrace and Sierra Village are collectively known as the Strategic Portfolio.

As of December 31, 2019, the Company, through wholly-owned subsidiaries of the Operating Partnership, had outstanding equity investments in fifteen joint ventures.

Nine of the fifteen equity investments, Alexan CityCentre, Alexan Southside Place, Mira Vista, North Creek Apartments, Riverside Apartments, Strategic Portfolio, Thornton Flats, Wayforth at Concord and Whetstone Apartments, are preferred investments, generate a stated preferred return on outstanding capital contributions, and the Company is not allocated any of the income or loss in the joint ventures. The joint venture is the controlling member in an entity whose purpose is to develop or operate a multifamily property.
Six of the fifteen equity investments, Arlo, Cade Boca Raton, Domain at The One Forty, Motif (formerly known as Flagler Village), Novel Perimeter and Vickers Historic Roswell, represent a remaining 0.5% common interest in joint ventures where the Company has previously redeemed its preferred equity investment in the joint ventures and provided a mezzanine loan. Refer to Note 6 for further information.
The preferred returns on the Company’s unconsolidated real estate joint ventures for the years ended December 31, 2019, 2018 and 2017 is summarized below (amounts in thousands):
Property	2019	2018	2017
Alexan CityCentre	$2,108	$1,668	$1,395
Alexan Southside Place	1,583	3,201	2,879
Helios	1,343	2,459	2,454
Leigh House	1,155	1,910	1,770
Mira Vista	155	—	—
North Creek Apartments	1,375	108	—
Riverside Apartments	879	31	—
Strategic Portfolio	33	—	—
Thornton Flats	110	—	—
Wayforth at Concord	121	—	—
Whetstone Apartments	935	935	1,730
Other	—	—	108
Preferred returns on unconsolidated joint ventures	$9,797	$10,312	$10,336
The occupancy percentages of the Company’s unconsolidated real estate joint ventures at December 31, 2019 and 2018 are as follows:
Property	2019	2018
Alexan CityCentre	90.9%	93.2%
Alexan Southside Place	95.2%	84.8%
Helios	95.7%	90.1%
Mira Vista	93.5%	—
North Creek Apartments	(1)	(1)
Riverside Apartments	(1)	(1)
Strategic Portfolio
Belmont Crossing	89.6%	—
Sierra Terrace	97.0%	—
Sierra Village	86.4%	—
Thornton Flats	90.4%	—
Wayforth at Concord	(1)	(1)
Whetstone Apartments	94.1%	96.6%

(1)
The development has not commenced lease-up.

Summary combined financial information for the Company’s investments in unconsolidated real estate joint ventures as of December 31, 2019 and 2018 and for the years ended December 31, 2019, 2018 and 2017 is as follows (amounts in thousands):
	2019	2018
Balance Sheets:
Real estate, net of depreciation	$678,073	$577,624
Other assets	51,212	45,324
Total assets	$729,285	$622,948
Mortgage payable	$570,573	$480,903
Other liabilities	36,129	21,250
Total liabilities	$606,702	$502,153
Members’ equity	122,583	120,795
Total liabilities and members’ equity	$729,285	$622,948

	2019	2018	2017
Operating Statement:
Rental revenues	$37,220	$19,222	$5,517
Operating expenses	(21,904)	(14,824)	(4,990)
Income before debt service and depreciation and amortization	15,316	4,398	527
Interest expense, net	(31,775)	(12,935)	(3,098)
Depreciation and amortization	(16,125)	(10,385)	(3,384)
Net operating loss	(32,584)	(18,922)	(5,955)
Gain on sale of Leigh House	13,871	—	—
Net loss	$(18,713)	$(18,922)	$(5,955)
Alexan CityCentre Interests
The Company has made a $12.8 million preferred equity investment in a multi-tiered joint venture along with Bluerock Growth Fund, LLC (“BGF”), Bluerock Growth Fund II, LLC (“BGF II”), Fund II and Fund III, all affiliates of the former Manager, and an unaffiliated third party (the “Alexan CityCentre JV”), which developed a 340-unit Class A apartment community located in Houston, Texas, known as Alexan CityCentre. The Company earns a preferred return of 15.0% and 20.0% on its $6.5 million and $6.3 million preferred equity investments, respectively. The Alexan CityCentre JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid return on the earlier date which is six months following the maturity of the construction loan, detailed below, including extension and refinancing, or any earlier acceleration or due date.
The Alexan CityCentre property owner, which is owned by an entity in which the Company has an equity interest, entered into a $55.1 million construction loan modification agreement, which was secured by its interest in the Alexan CityCentre property (the “Alexan Development”). The loan was to mature on January 1, 2020 and bore interest per annum equal to the prime rate plus 0.5% or LIBOR plus 3.0%, at the borrower’s option. On April 26, 2019, the Alexan CityCentre owner: (i) entered into a $46.0 million senior mortgage loan, (ii) entered into a $11.5 million mezzanine loan with an unaffiliated party, and (iii) used the proceeds from the senior loan and mezzanine loan to pay off the outstanding balance, in full, of the construction loan. The senior loan and mezzanine loan both provide for earnout advances, subject to certain restrictions, of  $2.0 million and $0.5 million, respectively, for total loan commitments of  $48.0 million and $12.0 million, respectively. The loans bear interest at a floating basis of the greater of LIBOR plus 1.50% or 3.99% on the senior loan, and the greater of LIBOR plus 6.00% or 8.49% on the mezzanine loan. The senior loan and mezzanine loan both: (i) have regular monthly payments that are interest-only during the initial term, (ii) have initial maturity dates of May 9, 2022, (iii) contain two one-year extension options, and (iv) can be prepaid in whole prior to maturity provided the lender receives a stated spread maintenance premium.
Alexan Southside Place Interests
The Company has made a $24.9 million preferred equity investment in a multi-tiered joint venture along with Fund II and Fund III, affiliates of the former Manager, and an unaffiliated third party (the “Alexan Southside JV”), which developed a 270-unit Class A apartment community located in Houston, Texas, known as Alexan Southside Place. Alexan Southside Place is developed upon a tract of land under an 85-year ground lease. The joint venture adopted ASU No. 2016-02 as of January 1, 2019, and as such, has recorded a right-of-use asset and lease liability of  $17.1 million as of December 31, 2019. The Alexan Southside JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid return on the earlier date which is six months following the maturity of the loan, detailed below, including extension and refinancing, or any earlier acceleration or due date.
In conjunction with the Alexan Southside development, the joint venture, which is owned by an entity in which the Company has an equity interest, entered into a $31.8 million construction loan secured by its interest in the Alexan Southside Place property. The loan was to mature in April 2019 and bore interest on a floating basis on the amount drawn based on the base rate plus 1.25% or LIBOR plus 2.25%, at the borrower’s option. On April 12, 2019, the joint venture: (i) entered into a $26.4 million senior mortgage loan, (ii) entered into a $6.6 million mezzanine loan with an unaffiliated party, and (iii) used the proceeds from the senior loan and mezzanine loan to pay off the outstanding balance, in full, of the construction loan. The senior loan and mezzanine loan both provide for earnout advances, subject to certain restrictions, of $2.4 million and $0.6 million, respectively, for total loan commitments of  $28.8 million and $7.2 million, respectively. The loans bear interest at a floating basis of the greater of LIBOR plus 1.50% or 3.99% on the senior loan, and the greater of LIBOR plus 6.00% or 8.49% on the mezzanine loan. The senior loan and mezzanine loan both: (i) have regular monthly payments that are interest-only during the initial term, (ii) have initial maturity dates of May 9, 2022, (iii) contain two one-year extension options, and (iv) can be prepaid in whole prior to maturity provided the lender receives a stated spread maintenance premium.
On November 9, 2018, the Company entered into an amended agreement with Fund II and Fund III (together “the Funds”) that reduced the Company’s preferred return in exchange for certain grants made by the Funds. The Company’s previous per annum preferred return of 15.0% was reduced as follows: 6.5% in 2019, 5.0% in 2020 and 3.5% thereafter. The Funds agreed to (i) grant the Company a right to compel a sale of the project beginning November 1, 2021 and (ii) grant the Company a 50.0% participation in any profits achieved in a sale after the Company receives its full preferred return and repayment of principal, and the Funds receive full return of their capital contributions. The Funds are obligated to fund their prorata share of future capital calls, absent a default event. If a default event shall occur and is continuing at the time of a sale, the Company would be entitled to 100.0% of the profits after the Funds receive full return of their capital contributions. Additionally, the Company agreed to extend the mandatory redemption date of its preferred equity to be reflective of any changes in the construction loan maturity date as a result of refinancing.
Helios Interests
The Company made a $19.2 million preferred equity investment in a multi-tiered joint venture along with Fund III, an affiliate of the former Manager, and an unaffiliated third party (the “Helios JV”), which developed a 282-unit Class A apartment community located in Atlanta, Georgia known as Helios.
On December 28, 2018, the Helios property owner entered into a $39.5 million senior mortgage loan (“senior loan”) secured by the Helios property. The senior loan matures on January 1, 2029 and bears interest at a floating basis of LIBOR plus 1.75%, with interest only payments through January 2023, and then monthly payments based on thirty-year amortization. On or after September 29, 2028, the loan may be prepaid without prepayment fee or yield maintenance.
On November 9, 2018, the Company entered into an amended agreement with Fund III that reduced the Company’s preferred return in exchange for certain grants made by Fund III. The Company’s previous per annum preferred return of 15.0% was reduced as follows: 7.0% in 2019, 6.0% in 2020 and 4.5% thereafter. Fund III agreed to (i) grant the Company a right to compel a sale of the project beginning November 1, 2021 and (ii) grant the Company a 50.0% participation in any profits achieved in a sale after the Company receives its full preferred return and repayment of principal, and Fund III receives full return of its capital contribution. Fund III is obligated to fund its prorata share of future capital calls, absent a default event. If a default event shall occur and is continuing at the time of a sale, the Company would be entitled to 100.0% of the profits after Fund III receives full return of its capital contribution. Additionally, the Company agreed to extend the mandatory redemption date of its preferred equity to be reflective of any changes in the loan maturity date as a result of refinancing.
On December 10, 2019, the Company entered into a membership interest purchase agreement to purchase 100% of the common membership interest in the joint venture from Fund III and the Helios JV for $2.5 million and $1.8 million, respectively, based on fair market value after consideration of the $19.2 million preferred equity investment previously funded by the Company. As ownership in the Helios real property is in the form of undivided interests, the Company continued to account for the Helios property under the equity method as of December 31, 2019. The Company closed on the sale of the Helios investment in January 2020. Refer to Note 16 for further information.
Leigh House Interests
The Company made a $14.2 million preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an unaffiliated third party (the “Leigh House JV”), which developed a 245-unit Class A apartment community located in Raleigh, North Carolina known as Leigh House. The Company earned a preferred return of 15.0% and 20.0% on its $11.9 million and $2.3 million preferred equity investments, respectively. The Leigh House JV was required to redeem the Company’s preferred membership interest plus any accrued but unpaid return on the earlier date which was six months following the maturity of the construction loan, detailed below, including extension, or any earlier acceleration or due date.
The Leigh House investment was sold on July 15, 2019 as part of the Topaz Portfolio sale. Refer to Note 3 for further information.
Mira Vista Interests
On September 17, 2019, the Company made a $5.3 million preferred equity investment in a joint venture (the “Mira Vista JV”) with an unaffiliated third party for a stabilized property in Austin, Texas known as Mira Vista. Through September 17, 2026, the Company will earn a 7.0% current return and a 3.1% accrued return, for a total preferred return of 10.1%. After September 17, 2026, the Company will earn a 7.0% current return and a 4.0% accrued return for a total preferred return of 11.0%. The Mira Vista JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on January 1, 2030 or earlier upon the occurrence of certain events.
North Creek Apartments Interests
The Company made a $17.9 million preferred equity investment, of which $15.0 million has been funded as of December 31, 2019, in a multi-tiered joint venture (the “North Creek JV”) with an unaffiliated third party to develop an approximately 259-unit Class A apartment community located in Leander, Texas to be known as North Creek Apartments. The Company will earn an 8.5% current return and a 4.0% accrued return for a total preferred return of 12.5%. The North Creek JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on October 29, 2023 (extended by one year if the property has not yet reached stabilization) or earlier upon the occurrence of certain events.
In conjunction with the North Creek Apartments development, the North Creek Apartments property owner, which is owned by an entity in which the Company has an equity interest, entered into a $23.6 million construction loan, of which $7.3 million is outstanding as of December 31, 2019. The loan matures on October 29, 2021 and is secured by the fee simple interest in the North Creek Apartments property. The loan contains two one-year extension options, subject to certain conditions. The loan bears interest on a floating basis on the amount drawn based on the greater of 6.06% or one-month LIBOR plus 3.75%. Regular monthly payments are interest-only through April 2021, and future monthly payments are based on thirty-year amortization. The loan can be prepaid without penalty, subject to a make-whole provision.
Riverside Apartments Interests
The Company made a $15.6 million preferred equity investment, of which $12.3 million has been funded as of December 31, 2019, in a multi-tiered joint venture (the “Riverside JV”) with an unaffiliated third party to develop an approximately 222-unit Class A apartment community located in Austin, Texas to be known as Riverside Apartments. The Company will earn an 8.5% current return and a 4.0% accrued return for a total preferred return of 12.5%. The Riverside JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on November 21, 2023 (extended by one year if the property has not yet reached stabilization) or earlier upon the occurrence of certain events.
In conjunction with the Riverside Apartments development, the Riverside Apartments property owner, which is owned by an entity in which the Company has an equity interest, entered into a $20.2 million construction loan, of which $6,308 is outstanding as of December 31, 2019. The loan matures on December 6, 2021 and is secured by the fee simple interest in the Riverside Apartments property. The loan contains two one-year extension options, subject to certain conditions. The loan bears interest on a floating basis on the amount drawn based on the greater of 6.14% or one-month LIBOR plus 3.75%. Regular monthly payments are interest-only through June 2021, and future monthly payments are based on thirty-year amortization. The loan can be prepaid without penalty, subject to a make-whole provision.
Strategic Portfolio
On December 20, 2019, the Company made a $10.2 million preferred equity investment in a joint venture (the “Strategic JV”) with an unaffiliated third party for the following three stabilized properties: Belmont Crossing, located in Smyrna, Georgia, and Sierra Terrace and Sierra Village, both located in Atlanta, Georgia. The three properties are collectively known as the Strategic Portfolio. As part of the agreement, the Company intends to make additional preferred equity investments in the Strategic JV for additional properties to be included in the Strategic Portfolio. The Company will earn a 7.5% current return and a 3.0% accrued return for a total preferred return of 10.5%. The Strategic JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return in each property on the earlier date which is: (i) the sale of the property, (ii) the refinancing of the loan related to the property, or (iii) the maturity date of the property loan.
Thornton Flats Interests
On September 25, 2019, the Company made a $4.6 million preferred equity investment in a joint venture (the “Thornton JV”) with an unaffiliated third party for a stabilized property in Austin, Texas known as Thornton Flats. The Company may fund additional capital contributions totaling $1.5 million after January 1, 2020, subject to certain debt yield and gross revenue conditions being satisfied. The Company will earn an 8.0% current return and a 1.0% accrued return for a total preferred return of 9.0%. The Thornton JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on September 25, 2024 or earlier upon the occurrence of certain events.
Wayforth at Concord Interests
The Company made a $6.5 million preferred equity investment, of which $4.7 million has been funded as of December 31, 2019, in a joint venture (the “Wayforth JV”) with an unaffiliated third party to develop an approximately 150-unit Class A apartment community located in Concord, North Carolina to be known as Wayforth at Concord. In accordance with the Wayforth operating agreement, the Company began funding its capital once the unaffiliated third party had contributed its full common equity commitment. The Company will earn a 9.0% current return and a 4.0% accrued return for a total preferred return of 13.0%. The Wayforth JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on November 9, 2023 (extended one year if the property has not yet reached stabilization) or earlier upon the occurrence of certain events.

In conjunction with the Wayforth at Concord development, the Wayforth at Concord property owner, which is owned by an entity in which the Company has an equity interest, entered into a $22.3 million construction loan, of which none is outstanding as of December 31, 2019. The loan matures on November 9, 2021 and is secured by the fee simple interest in the Wayforth at Concord property. The loan contains two one-year extension options, subject to certain conditions. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.5%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on thirty-year amortization. The loan can be prepaid without penalty.
Whetstone Apartments Interests
The Company made a $12.9 million preferred equity investment in a multi-tiered joint venture along with Fund III, an affiliate of the former Manager, and an unaffiliated third party, to acquire a 204-unit Class A apartment community located in Durham, North Carolina known as Whetstone Apartments. The Company earns a 6.5% preferred return on its investment. Effective April 1, 2017, Whetstone Apartments ceased paying its preferred return on a current basis. The preferred return is being accrued, except for payments totaling $0.5 million received in 2019. The accrued preferred return of  $2.6 million and $2.2 million as of December 31, 2019 and December 31, 2018, respectively, is included in due from affiliates in the consolidated balance sheets. The Company has evaluated the preferred equity investment and accrued preferred return and determined that the investment is fully recoverable.
On October 6, 2016, the Whetstone Apartments property owner, which is owned by an entity in which the Company has an equity interest, entered into a mortgage loan of approximately $26.5 million, of which $25.5 million is outstanding as of December 31, 2019. The loan matures on November 1, 2023 and is secured by the Whetstone Apartments property. The loan bears interest at a fixed rate of 3.81% and regular monthly payments are based on thirty-year amortization. The loan may be prepaid with the greater of 1.0% prepayment fee or yield maintenance until October 31, 2021, and thereafter at par. The loan is nonrecourse to the Company and its joint venture partners with certain standard scope non-recourse carve-outs for certain deeds, acts or failures to act on the part of the Company and the joint venture partners.
The Company closed on the sale of Whetstone Apartments in January 2020 and recovered its preferred equity investment and accrued preferred return. Refer to Note 16 for further information.
Note 8 — Revolving credit facility
The outstanding balances on the revolving credit facilities as of December 31, 2019 and 2018 are as follows (amounts in thousands):
Revolving Credit Facilities	2019	2018
Senior Credit Facility	$18,000	$67,709
Second Amended Junior Credit Facility	—	14,500
Total	$18,000	$82,209
Senior Credit Facility
On October 4, 2017, the Company, through its Operating Partnership, entered into a credit agreement (the “Senior Credit Facility”) with KeyBank National Association (“KeyBank”) and a syndicate of other lenders. The Senior Credit Facility provides for a loan commitment amount of  $75 million, which commitment contained an accordion feature to a maximum commitment of up to $175 million.
The Senior Credit Facility matures on October 4, 2020 and contains a one-year extension option, subject to certain conditions and the payment of an extension fee. Borrowings under the Senior Credit Facility bear interest, at the Company’s option, at LIBOR plus 1.80% to 2.45% or the base rate plus 0.80% to 1.45%, depending on the Company’s leverage ratio. The weighted average interest rate was 3.99% at December 31, 2019. The Company pays an unused fee at an annual rate of 0.20% to 0.25% of the unused portion of the Senior Credit Facility, depending on the amount of borrowings outstanding. The Senior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio, and minimum tangible net worth. At December 31, 2019, the Company was in compliance with all covenants under the Senior Credit Facility. The Company has guaranteed the obligations under the Senior Credit Facility and provided certain properties as collateral.
Second Amended Junior Credit Facility
On March 20, 2018, the Company, through a subsidiary of its Operating Partnership, entered into a credit agreement (the “Junior Credit Facility”) with KeyBank and other lenders. The Junior Credit Facility provided for a maximum loan commitment amount of  $50 million and had a maturity date of March 20, 2019. Borrowings under the Junior Credit Facility bore interest, at the Company’s option, at LIBOR plus 4.0% or the base rate plus 3.0%. The Company paid an unused fee at an annual rate of 0.35% to 0.40% of the unused portion of the Junior Credit Facility, depending on the amount of borrowings outstanding.
On December 21, 2018, the Company, through a subsidiary of its Operating Partnership, entered into an amended and restated, in its entirety, Junior Credit Facility (the “Amended Junior Credit Facility”). The Amended Junior Credit Facility provided for a revolving loan facility and a term loan facility with maximum commitment amounts of  $50 million and $25 million, respectively. The revolving loan facility had a maturity date of December 21, 2019, with borrowings thereunder bearing interest, at the Company’s option, at LIBOR plus 3.5% or the base rate plus 2.5%. The Company paid an unused fee at an annual rate of 0.35% to 0.40% of the unused portion of the revolving loan facility, depending on the amount of borrowings outstanding. The term loan facility matured on July 19, 2019, the date on which the Company paid off the outstanding borrowings.
On November 6, 2019, the Company, through a subsidiary of its Operating Partnership, entered into a second amended and restated, in its entirety, Junior Credit Facility (the “Second Amended Junior Credit Facility”). The Second Amended Junior Credit Facility provides for a revolving loan facility with a maximum commitment amount of  $72.5 million with a maturity date of December 21, 2021. Borrowings under the Second Amended Junior Credit Facility bear interest, at the Company’s option, at LIBOR plus 2.75% to 3.25% or the base rate plus 1.75% to 2.25%, depending on the Company’s leverage ratio. The Company pays an unused fee at an annual rate of 0.35% to 0.40% of the unused portion of the Second Amended Junior Credit Facility, depending on the borrowings outstanding. The Second Amended Junior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio, minimum tangible net worth and minimum equity raise and collateral values. At December 31, 2019, the Company was in compliance with all covenants under the Second Amended Junior Credit Facility. The Company has guaranteed the obligations under the Second Amended Junior Credit Facility and has pledged certain assets as collateral.
The availability of borrowings under the revolving credit facilities at December 31, 2019 is based on the assets pledged as collateral and compliance with various ratios related to those assets and was approximately $83.0 million.

Note 9 — Mortgages Payable
The following table summarizes certain information as of December 31, 2019 and 2018, with respect to the Company’s senior mortgage indebtedness (amounts in thousands):
	Outstanding Principal		As of December 31, 2019
Property	2019	2018	Interest Rate	Interest-only through date	Maturity Date
Fixed Rate:
ARIUM Grandewood(1)	$19,713	$19,713	4.35%	July 2020	July 1, 2025
ARIUM Hunter’s Creek	72,183	72,294	3.65%	(2)	November 1, 2024
ARIUM Metrowest	64,559	64,559	4.43%	May 2021	May 1, 2025
ARIUM Westside	52,150	52,150	3.68%	August 2021	August 1, 2023
Ashford Belmar	100,675	100,675	4.53%	December 2022	December 1, 2025
Ashton Reserve I	30,329	30,878	4.67%	(2)	December 1, 2025
Chattahoochee Ridge	45,338	—	3.25%	December 2022	December 5, 2024
Citrus Tower	41,325	41,438	4.07%	(2)	October 1, 2024
Denim	91,634	—	3.32%	August 2024	August 1, 2029
Element	29,260	—	3.63%	July 2022	July 1, 2026
Enders Place at Baldwin Park(3)	23,337	23,822	4.30%	(2)	November 1, 2022
Gulfshore Apartment Homes(4)	46,345	—	3.26%	September 2022	September 1, 2029
James on South First	26,111	26,500	4.35%	(2)	January 1, 2024
Navigator Villas(5)	20,515	—	4.56%	June 2021	June 1, 2028
Outlook at Greystone	22,105	22,105	4.30%	June 2021	June 1, 2025
Park & Kingston	19,600	18,432	3.32%	November 2024	November 1, 2026
Pine Lakes Preserve(6)	26,950	26,950	3.95%	Interest-only	November 1, 2023
Plantation Park	26,625	26,625	4.64%	July 2024	July 1, 2028
Providence Trail	47,950	—	3.54%	July 2021	July 1, 2026
Roswell City Walk	51,000	51,000	3.63%	(2)	December 1, 2026
Sovereign	—	28,227
The Brodie	34,198	34,825	3.71%	(2)	December 1, 2023
The Links at Plum Creek	40,000	40,000	4.31%	April 2020	October 1, 2025
The Mills	25,797	26,298	4.21%	(2)	January 1, 2025
The Preserve at Henderson Beach	48,490	35,602	3.26%	September 2028	September 1, 2029
The Reserve at Palmer Ranch(7)	41,348	41,348	4.41%	May 2020	May 1, 2025
The Sanctuary	33,707	—	3.31%	Interest-only	August 1, 2029
Villages of Cypress Creek	26,200	26,200	3.23%	October 2020	October 1, 2022(8)
Wesley Village	40,111	40,545	4.25%	(2)	April 1, 2024
Total Fixed Rate	1,147,555	850,186

	Outstanding Principal		As of December 31, 2019
Property	2019	2018	Interest Rate	Interest-only through date	Maturity Date
Floating Rate(9):
ARIUM Glenridge	49,500	49,500	3.03%	September 2021	September 1, 2025
ARIUM Grandewood(1)	19,672	19,672	3.10%	July 2020	July 1, 2025
ARIUM Palms	—	30,320
Ashton Reserve II	15,213	15,213	3.20%	August 2022	August 1, 2025
Cade Boca Raton	23,500	—	3.20%	June 2022	January 1, 2025
Marquis at Crown Ridge	—	28,634
Marquis at Stone Oak	—	42,725
Marquis at The Cascades I	32,284	32,899	3.31%	(2)	June 1, 2024(10)
Marquis at The Cascades II	22,531	22,960	3.31%	(2)	June 1, 2024(10)
Marquis at TPC	16,468	16,826	3.31%	(2)	June 1, 2024(10)
Preston View	—	41,657
Sorrel	—	38,684
The District at Scottsdale(11)	82,200	—	2.97%	Interest-only	December 11, 2020(12)
Veranda at Centerfield	26,100	26,100	2.96%	July 2021	July 26, 2023(8)
Total Floating Rate	287,468	365,190
Total	1,435,023	1,215,376
Fair value adjustments	1,815	2,204
Deferred financing costs, net	(11,581)	(11,444)
Total	$1,425,257	$1,206,136

(1)
ARIUM Grandewood has a fixed rate loan and a floating rate loan.

(2)
The loan requires monthly payments of principal and interest.

(3)
The principal balance includes a $15.8 million loan at a fixed rate of 3.97% and a $7.5 million supplemental loan at a fixed rate of 5.01%.

(4)
Gulfshore Apartment Homes, formerly ARIUM Gulfshore

(5)
The principal balance includes a $14.8 million loan at a fixed rate of 4.31% and a $5.7 million supplemental loan at a fixed rate of 5.23%.

(6)
Pine Lakes Preserve, formerly ARIUM Pine Lakes

(7)
The Reserve at Palmer Ranch, formerly ARIUM at Palmer Ranch

(8)
The loan has two one-year extension options subject to certain conditions.

(9)
Other than The District at Scottsdale, all the Company’s floating rate loans bear interest at one-month LIBOR + margin. In December 2019, one-month LIBOR in effect was 1.70%. LIBOR rate is subject to a rate cap. Please refer to Note 11 for further information.

(10)
The loan can be extended, subject to certain conditions, in connection with an election to convert to a fixed interest rate loan.

(11)
The loan bears interest at a floating rate of one or three-month LIBOR + margin, at the Company’s discretion. The loan is not subject to a rate cap.

(12)
The loan has a six-month extension option, subject to certain conditions.

Deferred financing costs
Costs incurred in obtaining long-term financing are amortized on a straight-line basis to interest expense over the terms of the related financing agreements, as applicable, which approximates the effective interest method. Amortization of deferred financing costs, including the amounts related to the Revolving credit facilities, was $3.6 million, $4.3 million and $2.5 million for the years ended December 31, 2019, 2018 and 2017, respectively.
Fair value adjustments of debt
The Company records a fair value adjustment based upon the fair value of the loans on the date they were assumed in conjunction with acquisitions. The fair value adjustments are being amortized to interest expense over the remaining life of the loans. Amortization of fair value adjustments was $0.3 million, $0.4 million and $0.3 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Refinancing of Park & Kingston
On October 24, 2019, the Company, through an indirect subsidiary, entered into a $19.6 million loan, which is secured by Park & Kingston, and paid off the previous loans totaling $18.4 million. The Company accounted for the refinancing as an extinguishment of debt and recorded a loss on extinguishment of debt of  $0.2 million.
Master Credit Facility with Fannie Mae
On April 30, 2018, the Company, through certain subsidiaries of the Operating Partnership, entered into a Master Credit Facility Agreement (the “Fannie Facility”), which was issued through Fannie Mae’s Multifamily Delegated Underwriting and Servicing Program. The Fannie Facility includes certain restrictive covenants, including indebtedness, liens, investments, mergers and asset sales, and distributions. The Fannie Facility also contains events of default, including payment defaults, covenant defaults, bankruptcy events, and change of control events. Each note under the Fannie Facility is cross-defaulted and cross-collateralized and the Company has guaranteed the obligations under the Fannie Facility. As of December 31, 2019, the mortgage loans secured by ARIUM Grandewood, ARIUM Metrowest, Ashton Reserve II and Outlook at Greystone were issued under the Fannie Facility.
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

Debt maturities
As of December 31, 2019, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):
Year	Total
2020	$91,075
2021	12,444
2022	63,293
2023	153,439
2024	289,591
Thereafter	825,181
$1,435,023
Add: Unamortized fair value debt adjustment	1,815
Subtract: Deferred financing costs	(11,581)
Total	$1,425,257
The net book value of real estate assets providing collateral for these above borrowings, including the Senior Credit Facility, Second Amended Junior Credit Facility and Fannie Facility, was $1,946.5 million as of December 31, 2019.
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
Note 10 — Fair Value of Financial Instruments
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
Financial Instrument Fair Value Disclosures
As of December 31, 2019 and 2018, the carrying values of cash and cash equivalents, accounts receivable, due to and due from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable from related parties approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.
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
Notes and Accrued Interest Receivable from Related Parties
The Company recognizes interest income on notes receivable on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected. Costs incurred to originate notes receivable are deferred and amortized using the effective interest method over the term of the related notes receivable. The Company evaluates the collectability of both interest and principal on each of its notes receivable to determine whether the loans are impaired. A note receivable is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the existing contractual terms. When a note receivable is considered impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral (if the note receivable is collateralized) less costs to sell. During 2019, there was no significant uncertainty of collection; therefore, interest income was recognized. As of December 31, 2019, the Company determined that no allowance for collectability on the notes receivable was necessary.
As of December 31, 2019 and December 31, 2018, based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $1,436.2 million and $1,205.0 million, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of  $1,436.8 million and $1,217.6 million, respectively. The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs, as defined in ASC Topic 820, “Fair Value Measurement”) for similar types of borrowing arrangements.
Note 11 — Derivative Financial Instruments
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
As of December 31, 2019, the Company had interest rate caps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying floating interest rate for $205.3 million of the Company’s floating rate mortgage debt. The Company also has an interest rate cap of  $50.0 million covering its credit facilities which currently have $18.0 million outstanding as of December 31, 2019.
The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2019 and 2018 (amounts in thousands):
Derivatives not designated as hedging instruments under ASC 815-20	Balance Sheet Location	Fair values of derivative instruments
		2019	2018
Interest rate caps	Accounts receivable, prepaids and other assets	$22	$2,596
The table below presents the effect of Company’s derivative financial instruments as well as their classification on the consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands):
Derivatives not designated as hedging instruments under ASC 815-20	Location of Gain or (Loss) Recognized in Income	The Effect of Derivative Instruments on the Statements of Operations
		2019	2018	2017
Interest rate caps	Interest Expense	$(2,536)	$(2,846)	$—
Credit-risk-related Contingent Features
The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.
Note 12 — Related Party Transactions
Management Agreement
While the Company was externally managed prior to the Internalization, the Management Agreement required the former Manager to manage the Company’s business affairs in conformity with the investment guidelines and other policies that were approved and monitored by the Company’s Board. The former Manager acted under the supervision and direction of the Board. Specifically, the former Manager was responsible for: (i) the selection, purchase and sale of the Company’s investment portfolio, (ii) the Company’s financing activities, and (iii) providing the Company with advisory and management services. The former Manager provided the Company with a management team, including a chief executive officer, president, chief accounting officer and chief operating officer, along with appropriate support personnel.

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
In 2017, management fee expense was recorded related to the vesting of 179,562 LTIP Units granted in connection with the IPO and was based on the Class A common stock closing price at the vesting date or end of the period, as applicable. These LTIP Units vested over a three-year period that began in April 2014. For the year ended December 31, 2017, the management fee expense related to the vesting of these LTIP Units and recorded as part of general and administrative expenses was $0.01 million.
In 2015 and 2016, the Company issued grants of LTIP Units under the 2014 Incentive Plans to the former Manager. These LTIP Units would vest ratably over a three-year period that began in the month of issuance, subject to certain terms and conditions. In conjunction with the Internalization, 212,203 outstanding LTIP Units (consisting of 94,463 LTIP Units and 117,740 LTIP Units issued in 2015 and 2016, respectively) issued as incentive equity to our former Manager became vested in accordance with their original terms. These LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock. LTIP expense of  $2.2 million was recorded as part of general and administrative expenses for the year ended December 31, 2017 related to these LTIP Units. The expense recognized during 2017 was based on the Class A common stock closing price at the vesting date or the end of the period, as applicable.
The Company was also required to reimburse the former Manager for certain expenses and pay all operating expenses, except those specifically required to be borne by the former Manager under the Management Agreement. Reimbursements of  $1.5 million were expensed during the year ended December 31, 2017 and were recorded as part of general and administrative expenses.
The initial term of the Management Agreement expired on April 2, 2017 (the third anniversary of the closing of the IPO) and automatically renewed for a one-year term expiring April 2, 2018.
On August 4, 2017, the Company and the former Manager announced that the parties had entered into a Contribution Agreement (as amended by that certain Amendment No. 1 thereto, dated August 9, 2017) and other definitive agreements providing for the acquisition of a newly-formed entity to own the assets used by the former Manager in its performance of the management functions then provided to the Company pursuant to the Management Agreement. A special committee comprised entirely of independent and disinterested members of the Board, (the “Special Committee”), which retained independent legal and financial advisors, unanimously determined that the entry into the Contribution Agreement and the completion of the Internalization were in the best interests of the Company. The Board, by unanimous vote, made a similar determination, and on October 26, 2017, the Company held its annual meeting of stockholders, at which the Company’s stockholders approved the proposals necessary for the completion of the Internalization.
On October 31, 2017, the Company completed the Internalization pursuant to the Contribution Agreement for total consideration of approximately $41.2 million (which was recorded as management internalization expense for the year ended December 31, 2017) as determined pursuant to a formula established in the Management Agreement at the time of the IPO in April 2014. Upon completion of the Internalization, the current management and investment teams, who were previously employed by an affiliate of the former Manager, became employed by the Company’s indirect subsidiary, and the Company became an internally managed real estate investment trust. In order to further align the interests of management with those of the Company’s stockholders, payment of the aggregate Internalization consideration was paid 99.9% in equity. The Company caused the Operating Partnership to issue an aggregate of 3,753,593 OP Units, and the Company issued an aggregate of 76,603 shares of a newly reclassified Class C common stock and paid an aggregate of approximately $40,794 in cash to the applicable Contributors and its affiliates and related persons in connection with the Internalization.
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
All the Company’s executive officers and one of its directors are also executive officers, managers and/or holders of a direct or indirect controlling interest in the former Manager and other Bluerock-affiliated entities. As a result, they owe fiduciary duties to each of these entities, their members, limited partners and investors, which fiduciary duties may from time to time conflict with the fiduciary duties that they owe to the Company and its stockholders.
Administrative Services Agreement
In connection with the closing of the Internalization, the Company entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with Bluerock Real Estate, LLC and its affiliate, Bluerock Real Estate Holdings, LLC (together “BRE”). Pursuant to the Administrative Services Agreement, BRE provides the Company with certain human resources, investor relations, marketing, legal and other administrative services (the “Services”) that facilitate a smooth transition in the Company’s management of its operations, enable the Company to benefit from operational efficiencies created by access to such services, and give the Company time to develop such services in-house or to hire other third-party service providers for such services. The Services are provided on an at-cost basis, generally allocated based on the use of such Services for the benefit of the Company’s business, and are invoiced on a quarterly basis. In addition, the Administrative Services Agreement permits, from time to time, certain employees of the Company to provide or cause to be provided services to BRE, on an at-cost basis, generally allocated based on the use of such services for the benefit of the business of BRE, and otherwise subject to the terms of the Services provided by BRE to the Company under the Administrative Services Agreement. Payment by the Company of invoices and other amounts payable under the Administrative Services Agreement will be made in cash or, at the sole discretion of the Board, in the form of fully-vested LTIP Units.
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
Recorded as part of general and administrative expenses, operating expense reimbursements of $1.7 million and $2.2 million were expensed during the years ended December 31, 2019 and 2018, respectively.

Operating expense reimbursements of  $0.4 million were expensed for November and December 2017, the period after the Internalization.
In connection with the closing of the Internalization, BRE and the former Manager entered into a use and occupancy agreement (the “NY Agreement”) for certain corporate space located in New York, NY and for certain space located in Southfield, MI (the “MI Premises”). On December 1, 2017, BRE and Bluerock REIT Operator, LLC (the “Manager Sub”) entered into a sublease for the MI Premises (“MI Sublease”). Pursuant to the NY Agreement and MI Sublease, collectively, BRE permits the Manager Sub and certain of its subsidiaries and/or affiliates to share occupancy of the Premises. Expense reimbursements paid by the Company related to its shared occupancy under the MI Sublease are included in amounts presented in the table below. For expense reimbursements related to the NY Agreement, please refer to the Leasehold-Cost Sharing Agreement noted below.
In connection with the Company moving its New York (Manhattan) headquarters, effective on February 15, 2019, BRE and the Company jointly and severally, on the one hand, and an unaffiliated third party landlord, on the other hand, entered into a sublease for separate corporate space (the “Current NY Premises Sublease”) located at 1345 Avenue of the Americas, New York, New York (the “Current NY Premises”). The Current NY Premises Sublease became effective upon the date of the landlord’s consent thereto, which occurred on March 18, 2019. BRE and the Company have also entered into a Leasehold Cost-Sharing Agreement dated as of February 15, 2019 (the “Leasehold Cost-Sharing Agreement”) with respect to the Current NY Premises, to provide for the allocation and sharing between BRE and the Company of the costs under the Current NY Premises Sublease, including costs associated with tenant improvements. The Current NY Premises Sublease permit the Company and certain of their respective subsidiaries and/or affiliates to share occupancy of the Current NY Premises with BRE. Under the Leasehold Cost-Sharing Agreement, if there is a change in control of either BRE or the Company: (i) the allocation of costs under the Current NY Premises Sublease shall be modified to thereafter allocate such costs based on the average of the cost-sharing percentages between BRE and the Company over the four most recently-completed calendar quarters immediately preceding the change in control date (or shall be the average cost-sharing  percentages over such shorter period, if the change in control occurs earlier than the completion of four calendar quarters) and (ii) the entity for which the change in control occurs shall be responsible, at its own cost and expense, to obtain the approval of the landlord and refit the Current NY Premises into physically separated workspaces, one for BRE and one for the Company, with the percentage of space for each approximately equal to the average of the historical cost-sharing percentages discussed immediately above. Under the Current NY Premises Sublease, an affiliate of BRE has arranged for the posting of a $750,000 letter of credit as a security deposit, and BRE and the Company are obligated under the Leasehold Cost-Sharing Agreement to indemnify and hold such affiliate harmless from loss if there is a claim under such letter of credit. Payment by the Company of any amounts payable under the Leasehold Cost-Sharing Agreement to BRE will be made in cash or, in the sole discretion of the Board, in the form of fully-vested LTIP Units.
Pursuant to the terms of the Administrative Services Agreement and the Leasehold Cost-Sharing Agreement, summarized below are the related party amounts payable to BRE as of December 31, 2019 and 2018 (amounts in thousands):
	2019	2018
Amounts Payable to BRE under the Administrative Services Agreement, net
Operating and direct expense reimbursements	$281	$568
Offering expense reimbursements	183	158
Total expense reimbursement amounts payable to BRE	$464	$726
Amounts Payable to BRE under the Leasehold Cost-Sharing Agreement
Operating and direct expense reimbursements	$186	$—
Capital improvement cost reimbursements	40	—
Total expense and cost reimbursement amounts payable to BRE	$226	$—
Total	$690	$726

As of December 31, 2019, the Company had $0.1 million in payables due to related parties other than BRE. The Company did not have any payables due to related parties other than BRE as of December 31, 2018.
As of December 31, 2019 and 2018, the Company had $4.1 million and $2.9 million, respectively, in receivables due from related parties other than from BRE, primarily for accrued preferred returns on unconsolidated real estate investments for the most recent month.
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
The ability to cause the Company to affect a Demand Registration is subject to certain conditions. The Company is not required to effect such registration within 180 days of the effective date of any prior registration statement with respect to the Company’s Class A Common Stock and may delay the filing for up to 60 days under certain circumstances.
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
Selling Commissions and Dealer Manager Fees
In conjunction with the offering of the Series B Preferred Stock and Series T Preferred Stock, the Company engaged a related party, as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurs costs in excess of the 10%, which costs are borne by the dealer manager without reimbursement by the Company. For the years ended December 31, 2019 and 2018, the Company has incurred $16.9 million and $8.7 million in selling commissions and discounts, respectively, and $7.2 million and $3.7 million in dealer manager fees and discounts, respectively. In addition, BRE was reimbursed for offering costs in conjunction with the Series B Preferred and Series T Preferred Offerings of  $1.0 million and $1.3 million for the years ended December 31, 2019 and 2018, respectively. The selling commissions, dealer manager fees, discounts and reimbursements for offering costs were recorded as a reduction to the proceeds of the offering.
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
Note 13 — Stockholders’ Equity
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
The following table reconciles the components of basic and diluted net loss per common share for the years ended December 31, 2019, 2018 and 2017 (amounts in thousands, except share and per share amounts):
	2019	2018	2017
Net loss attributable to common stockholders	$(19,751)	$(42,759)	$(45,679)
Dividends on LTIP Units expected to vest	(953)	(674)	—
Basic net loss attributable to common stockholders	$(20,704)	$(43,433)	$(45,679)
Weighted average common shares outstanding(1)	22,649,222	23,845,800	25,561,673
Potential dilutive shares(2)	—	—	—
Weighted average common shares outstanding and potential dilutive shares(1)	22,649,222	23,845,800	25,561,673
Net loss per common share, basic	$(0.91)	$(1.82)	$(1.79)
Net loss per common share, diluted	$(0.91)	$(1.82)	$(1.79)

(1)
For 2019 and 2018, amounts relate to shares of the Company’s Class A and Class C common stock outstanding. For 2017, amounts relate to shares of Class A and Class C common stock and LTIP Units outstanding.

(2)
For the year ended December 31, 2019, the following are excluded from the diluted shares calculation as the effect is antidilutive: a) warrants outstanding from issuances in conjunction with the Company’s Series B Preferred Stock offerings that are potentially exercisable for 140,334 shares of Class A common stock, and b) potential vesting of restricted stock to employees for 22,807 shares of Class A common stock. Excludes no shares and 391 shares for the years ended December 31, 2018 and 2017, respectively.

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
Series B Preferred Stock Offering
During the year ended December 31, 2019, the Company issued 240,876 shares of Series B Preferred Stock under a continuous registered offering with net proceeds of approximately $216.8 million after commissions, dealer manager fees and discounts of approximately $24.1 million. As of December 31, 2019, the Company has sold 549,154 shares of Series B Preferred Stock and 549,154 Warrants to purchase 10,983,080 shares of Class A common stock for net proceeds of approximately $494.2 million after commissions, dealer manager fees and discounts. During the year ended December 31, 2019, the Company redeemed 9,923 Series B Preferred shares through the issuance of 832,481 Class A common shares and redeemed 267 Series B Preferred shares for $0.25 million in cash.
Series T Preferred Stock Offering
During the year ended December 31, 2019, the Company issued 17,400 shares of Series T Preferred Stock under a continuous registered offering with net proceeds of approximately $0.39 million after commissions, dealer manager fees and discounts of approximately $0.04 million. The Company did not redeem any shares of Series T Preferred Stock during the year.
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
On September 13, 2019, the Company and its Operating Partnership entered into an At Market Issuance Sales Agreement with B. Riley FBR, Inc. (“FBR”, formerly FBR Capital Markets & Co.) as sales agent. On November 20, 2019, and again on December 18, 2019, the At Market Issuance Sales Agreement (the “Sales Agreement”) was amended to add Robert W. Baird & Co. Incorporated, Compass Point Research & Trading, LLC, JMP Securities LLC and Morgan Stanley & Co. LLC with FBR (collectively, the “Sales Agents”) as sales agents. Pursuant to the Sales Agreement, the Sales Agents will act as distribution agents with respect to the offering and sale of up to $100,000,000 in shares of Class A common stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE American, or on any other existing trading market for Class A common stock or through a market maker (the “Class A Common Stock ATM Offering”). As of December 31, 2019, the Company has issued 454,237 shares through the Class A Common Stock ATM Offering with net proceeds of  $5.3 million.
Class A common stock repurchase program
In February 2018, the Company authorized the repurchase of up to $25 million of the Company’s outstanding shares of Class A common stock over a period of one year pursuant to a stock repurchase plan. In December 2018, the Company renewed the stock repurchase plan for a period of one year and announced a new plan for the repurchase of up to $5.0 million of the outstanding shares of Class A common stock in accordance with the guidelines specified under Rule 10b5-1 of the Exchange Act, which shares will be applied against the $25 million under the original stock repurchase plan. On December 20, 2019, the Company authorized new stock repurchase plans for the repurchase of up to an aggregate of  $50 million of the Company’s outstanding shares of Class A common stock, to be conducted in accordance with the Rules 10b5-1 and 10b-18 of the Exchange Act. The stock repurchase will terminate upon the earlier to occur of certain specified events as set forth therein. The extent to which the Company repurchases shares of its Class A common stock under the repurchase plans, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. Repurchases under the stock repurchase plans may be made in the open market or through privately negotiated transactions, subject to certain price limitations and other conditions established thereunder. Open market repurchases will be structured to occur within the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act. During the years ended December 31, 2019 and 2018, the Company purchased 1,313,328 shares and 1,055,057 shares, respectively, of Class A common stock for a total purchase price of approximately $23.1 million.
The following table is a summary of the Class A common stock repurchase activity for the years ended December 31, 2019 and 2018:
Period	Total Number of Shares Purchased	Weighted Average Price Paid Per Share	Cumulative Number of Shares Purchased as Part of the Publicly Announced Plan	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plan
2018
First quarter 2018	530,693	$7.92	530,693	$20,795,897
Second quarter 2018	107,040	8.96	637,733	19,837,157
Third quarter 2018	—	—	637,733	19,837,157
Fourth quarter 2018	417,324	9.24	1,055,057	15,982,102
2019
First quarter	505,797	10.01	1,560,854	10,919,065
Second quarter	749,648	11.13	2,310,502	2,578,184
Third quarter	—	—	2,310,502	2,578,184
2019 – Under New Repurchase Plans (1)				50,000,000
Fourth quarter	57,883	11.79	57,883	49,317,624

(1)
Shares repurchased in the fourth quarter were under the new stock repurchase plans authorized on December 20, 2019.

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
See Note 12 Related Party Transactions — Stockholders Agreement for limitations on voting rights of the Class C Common Stock.

8.250% Series A Cumulative Redeemable Preferred Stock
The Series A Preferred Stock ranks senior to common stock and on parity with the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series T Preferred Stock as to rights upon our liquidation, dissolution or winding up. The Series A Preferred Stock is entitled to priority cumulative dividends to be paid quarterly, in arrears, when, as and if authorized by the Board. Commencing October 21, 2022, the annual dividend rate will increase by 2.0% annually, up to a maximum of 14.0%, if not redeemed by the holder or not previously redeemed by the Company. Commencing on October 21, 2022, holders may, at their option, elect to have the Company redeem their shares at a redemption price of $25.00 per share, plus an amount equal to accrued but unpaid dividends, payable by the Company at its option in cash or shares of Class A common stock. The Company may not redeem the Series A Preferred Stock before October 21, 2020, except in limited circumstances related to its qualification as a REIT, complying with an asset coverage ratio or upon a change in control. After October 21, 2020, the Company can redeem for a redemption price of  $25.00 per share plus any accrued and unpaid dividends.
At the date of issuance, the carrying amount of the Series A Preferred Stock was less than the redemption value. As a result of the Company’s determination that redemption is probable, the carrying value will be increased by periodic accretions so that the carrying value will equal the redemption amount at the earliest redemption date without discount. Such accretion is recorded as a preferred stock dividend on the Statements of Stockholders’ Equity.
Series B Redeemable Preferred Stock
The Series B Preferred Stock ranks senior to common stock and on parity with the Series A Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series T Preferred Stock as to rights upon our liquidation, dissolution or winding up. The Series B Preferred Stock is entitled to priority cumulative dividends to be paid monthly, in arrears, when, as and if authorized by the Board. Holders may, at their option, elect to have the Company redeem their shares through the first year from issuance subject to a 13% redemption fee. After year one, the redemption fee decreases to 10%, after year three it decreases to 5%, after year four it decreases to 3%, and after year five there is no redemption fee. Any redeemed shares are entitled to any accrued but unpaid dividends at the time of the redemption, payable by the Company at its option in cash or shares of Class A common stock. The Company may redeem the Series B Preferred Stock beginning two years from the original issuance for the liquidation preference per share plus any accrued and unpaid dividends in either cash or shares of Class A common stock. At the Company’s annual meeting of stockholders on September 30, 2019, the Company’s common stockholders approved the Articles of Amendment (the “Articles of Amendment”) to the Articles Supplementary dated February 26, 2016 for the Company’s Series B Redeemable Preferred Stock. Under the Articles of Amendment, and effective October 28, 2019, the calculation to determine the number of Class A common shares issued for redemptions of Series B Preferred Stock will be based on the closing price of the Class A common stock on the single trading day prior to the redemption date, replacing the previous calculation based on the volume weighted average price for the Class A common shares for the 20 trading days prior to the redemption. On December 20, 2019, the Company made the final issuance of Series B Preferred Stock pursuant to the Series B Preferred Offering, and on February 11, 2020, the Board formally approved the termination of the Series B Preferred Offering.
On November 12, 2019, the Company began initiating redemptions of the Series B Preferred Stock, and as of December 31, 2019, redemptions initiated by the Company have resulted in 7,300 shares of Series B Preferred Stock redeemed through the issuance of 613,153 Class A common shares.
At the date of issuance, the carrying amount of the Series B Preferred Stock was less than the redemption value. As a result of the Company’s determination that holder redemption is probable, the carrying value will be increased by periodic accretions so that the carrying value will equal the redemption amount at the earliest redemption date without discount. Such accretion is recorded as a preferred stock dividend on the Statements of Stockholders’ Equity.
7.625% Series C Cumulative Redeemable Preferred Stock
The Series C Preferred Stock ranks senior to common stock and on parity with the Series A Preferred Stock, the Series B Preferred Stock, the Series D Preferred Stock and the Series T Preferred Stock as to

rights upon liquidation, dissolution or winding up. The Series C Preferred Stock is entitled to priority cumulative dividends to be paid quarterly, in arrears, when, as and if authorized by the Board. Commencing July 19, 2023, the annual dividend rate will increase by 2.0% annually, up to a maximum of 14.0%, if not redeemed by the holder or not previously redeemed by the Company. Commencing on July 19, 2023, holders may, at their option, elect to have the Company redeem their shares at a redemption price of  $25.00 per share, plus an amount equal to accrued but unpaid dividends, payable by the Company at its option in cash or shares of Class A common stock. The Company may not redeem the Series C Preferred Stock before July 19, 2021, except in limited circumstances related to its qualification as a REIT, complying with an asset coverage ratio or upon a change in control. After July 19, 2021, the Company can redeem for a redemption price of  $25.00 per share plus any accrued and unpaid dividends.
At the date of issuance, the carrying amount of the Series C Preferred Stock was less than the redemption value. As a result of the Company’s determination that redemption is probable, the carrying value will be increased by periodic accretions so that the carrying value will equal the redemption amount at the earliest redemption date without discount. Such accretion is recorded as a preferred stock dividend on the Statements of Stockholders’ Equity.
7.125% Series D Cumulative Preferred Stock
The Series D Preferred Stock ranks senior to common stock and on parity with the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock and the Series T Preferred Stock as to rights upon liquidation, dissolution or winding up. The Series D Preferred Stock is entitled to priority cumulative dividends to be paid quarterly, in arrears, when, as and if authorized by the Board. After October 13, 2021, the Company can redeem for a redemption price of  $25.00 per share plus any accrued and unpaid dividends.
Series T Redeemable Preferred Stock
The Series T Preferred Stock ranks senior to common stock and on parity with the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock as to rights upon our liquidation, dissolution or winding up. The Series T Preferred Stock is entitled, when, as and if authorized by the Board, to: (i) priority cumulative cash dividends to be paid monthly in arrears, and (ii) a stock dividend to be paid annually. Holders may, at their option, elect to have the Company redeem their shares through the first year from issuance subject to a 12% redemption fee. After year one, the redemption fee decreases to 9%, after year two it decreases to 6%, after year three it decreases to 3%, and after year four there is no redemption fee. Any redeemed shares are entitled to any accrued but unpaid dividends at the time of the redemption, payable by the Company at its option in cash or shares of Class A common stock. The Company may redeem the Series T Preferred Stock beginning two years from the original issuance for the liquidation preference per share plus any accrued and unpaid dividends in either cash or shares of Class A common stock. The calculation to determine the number of Class A common shares issued for redemptions of Series T Preferred Stock is based on the closing price of the Class A common stock on the single trading day prior to the redemption date.
At the date of issuance, the carrying amount of the Series T Preferred Stock was less than the redemption value. As a result of the Company’s determination that holder redemption is probable, the carrying value will be increased by periodic accretions so that the carrying value will equal the redemption amount at the earliest redemption date without discount. Such accretion is recorded as a preferred stock dividend on the Statements of Stockholders’ Equity.
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
As of December 31, 2019, limited partners other than the Company owned approximately 27.66% of the common units of the Operating Partnership (6,384,467 OP Units, or 19.66%, is held by OP Unit holders, and 2,598,465 LTIP Units, or 8.00%, is held by LTIP Unit holders, including 3.95% which are not vested at December 31, 2019). Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash. LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock, or, at the Company’s election, cash.
The Operating Partnership, in conjunction with the issuance of preferred stock by the Company, has issued preferred OP Units which provide for similar rights as for each class of preferred stock.
Equity Incentive Plans
LTIP Unit Grants to the former Manager
On August 3, 2016, the Company issued a grant of LTIP Units under the 2014 Incentive Plans to the former Manager. The equity grant consisted of 176,610 LTIP Units (the “2016 LTIP Units”). The 2016 LTIP Units vest ratably over a three-year period that began in August 2016, subject to certain terms and conditions. In conjunction with the Internalization, 212,203 outstanding LTIP Units issued as incentive equity to our former Manager (of which, 117,740 were 2016 LTIP Units and 94,463 were 2015 LTIP Units) became vested in accordance with their original terms. These LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock. LTIP expense of  $2.2 million was recorded as part of general and administrative expenses for the year ended December 31, 2017 related to the 2015 LTIP Units and the 2016 LTIP Units. The expense recognized during 2017 was based on the Class A common stock closing price at the vesting date or the end of the period, as applicable.
LTIP Unit Grants
On January 1, 2018, the Company granted certain equity grants of LTIP Units of the Company’s Operating Partnership to various executive officers under the 2014 Incentive Plans pursuant to the executive officers’ employment and service agreements as time-based LTIP Units and performance-based LTIP Units. All such grants of LTIP Units require continuous employment for vesting. Due to a limitation on the number of LTIP Units then available for issuance under the 2014 Incentive Plans, the long-term performance awards were, in aggregate, approximately 81,000 LTIP Units (the “Shortfall LTIP Units”) lower than those to which the recipients were entitled pursuant to the terms of their respective employment and service agreements, with the Company planning to issue the remaining LTIP Units at such time as such LTIP Units became available under the Incentive Plans. The time-based LTIP Units were comprised of 770,854 LTIP Units that vest over approximately five years and 160,192 LTIP Units that vest over approximately three years. The performance-based LTIPs were comprised of 125,165 LTIP Units (the “Initial Long-Term Performance Award”), which are subject to a three-year performance period and will thereafter vest upon successful achievement of performance-based conditions. Performance criteria are primarily based on a mixture of objective internal achievement goals and relative performance against its industry peers, with a minimum, threshold, and maximum performance standard for performance criteria.

After the determination of the achievement of the performance criteria, any performance-based LTIP Units that were awarded but do not vest will be canceled.
In addition, on January 1, 2018, the Company granted 6,263 LTIP Units under the 2014 Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. Such LTIP Units were fully vested upon issuance and the Company recognized expense of $0.2 million immediately based on the fair value at the date of grant.
On September 28, 2018, the Company’s stockholders approved the amendment and restatement of each of the 2014 Individuals Plan (the “Third Amended 2014 Individuals Plan”) and the 2014 Entities Plan (the “Third Amended 2014 Entities Plan”, and together with the Third Amended 2014 Individuals Plan, the “Third Amended 2014 Incentive Plans,” and together with the 2014 Incentive Plans, the “Incentive Plans”). The Third Amended 2014 Incentive Plans, which superseded and replaced in their entirety the 2014 Incentive Plans, allow for the issuance of up to an aggregate of 2,250,000 additional shares of Class A common stock. The Third Amended 2014 Incentive Plans provide for the grant of options to purchase shares of the Company’s common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards.
On October 4, 2018, the Company granted an aggregate of 80,798 Shortfall LTIP Units to the executive officers pursuant to their employment and service agreements. The Shortfall LTIP Units vest over a period of three years from the date of grant of each Initial Long-Term Performance Award, followed by immediate vesting thereafter based on successful achievement of the performance conditions.
In addition, on October 4, 2018, the Company granted 3,165 LTIP Units pursuant to the Third Amended 2014 Incentive Plans to the newly appointed independent member of the Board in payment of the prorated portion of her annual retainer. Such LTIP Units were fully vested upon issuance and the Company recognized expense of  $0.03 million immediately based on the fair value at the date of grant.
On January 1, 2019, the Company granted certain equity grants of LTIP Units to various executive officers under the Third Amended 2014 Incentive Plans pursuant to the executive officers’ employment and service agreements as time-based LTIP Units and performance-based LTIP Units. All such LTIP Unit grants require continuous employment for vesting. The time-based LTIP Units were comprised of 196,023 LTIP Units that vest over approximately three years. The performance-based LTIP Units were comprised of 294,031 LTIP Units, which are subject to a three-year performance period and will thereafter vest upon successful achievement of performance-based conditions and any performance-based LTIP Units that were awarded but do not vest will be cancelled. On April 1, 2019, the Company appointed a new executive officer. On June 25, 2019, the Company, under the Third Amended 2014 Incentive Plans pursuant to the executive officer’s employment agreement, granted certain equity grants of LTIP Units as time-based LTIP Units and performance-based LTIP Units to the executive officer. The time-based LTIP Units were comprised of 10,518 LTIP Units and have a similar vesting period to those granted to the other executive officers. The performance-based LTIP Units were comprised of 15,776 LTIP Units, which are subject to a similar performance period to those granted to the other executive officers and will thereafter vest upon successful achievement of performance-based conditions.
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

A summary of the status of the Company’s non-vested shares/LTIP Units under the Incentive Plans for individuals as of December 31, 2019, 2018 and 2017 is as follows (dollars in thousands):
Non-Vested shares/LTIP Units	Shares / LTIPs	Weighted average grant-date fair value
Balance at January 1, 2017	659	$22.75
Granted	7,500	13.34
Vested	(8,159)	14.10
Forfeited	—	—
Balance at December 31, 2017	—	$—
Granted	1,158,963	10.06
Vested	(183,754)	10.10
Forfeited	—	—
Balance at December 31, 2018	975,209	$10.05
Granted	637,315	9.36
Vested	(237,841)	10.01
Forfeited	(3,600)	10.65
Balance at December 31, 2019	1,371,083	$9.72
For time-based LTIP Units, the Company recognizes compensation expense ratably over the requisite service periods based on the fair value at the date of grant; thus, the Company recognized compensation expense of approximately $3.6 million, $4.6 million and $0.1 million during the years ended December 31, 2019, 2018 and 2017, respectively. For performance-based LTIP Units, the Company recognizes compensation expense based on the fair value at the date of grant and the probability of achievement of performance criteria over the performance period; thus, the Company recognized compensation expense of approximately $1.6 million, $0.5 million and none during the years ended December 31, 2019, 2018 and 2017, respectively.
As of December 31, 2019, there was $5.7 million of total unrecognized compensation cost related to unvested LTIP Units granted under the Incentive Plans. The remaining cost is expected to be recognized over a period of 2.1 years.
The Company currently uses authorized and unissued shares to satisfy share award grants.
Restricted Stock Grants
On April 1, 2019, the Company provided restricted stock grants (“RSGs”) to employees under the Incentive Plans. The RSGs vest in three equal consecutive one-year tranches from the date of grant. The RSGs were comprised of 90,694 shares of Class A common stock with a fair value of  $10.65 per RSG and a total fair value of  $1.0 million. The Company recognized compensation expense of approximately $0.4 million during the year ended December 31, 2019. The remaining compensation expense of  $0.5 million is expected to be recognized over the remaining 2.25 years.
Distributions
Declaration Date	Payable to stockholders of record as of	Amount	Date Paid or Payable
Class A Common Stock
December 7, 2018	December 24, 2018	$0.162500	January 4, 2019
March 8, 2019	March 25, 2019	$0.162500	April 5, 2019
June 7, 2019	June 25, 2019	$0.162500	July 5, 2019
September 13, 2019	September 25, 2019	$0.162500	October 4, 2019
December 6, 2019	December 24, 2019	$0.162500	January 3, 2020

Declaration Date	Payable to stockholders of record as of	Amount	Date Paid or Payable
Class C Common Stock
December 7, 2018	December 24, 2018	$0.162500	January 4, 2019
March 8, 2019	March 25, 2019	$0.162500	April 5, 2019
June 7, 2019	June 25, 2019	$0.162500	July 5, 2019
September 13, 2019	September 25, 2019	$0.162500	October 4, 2019
December 6, 2019	December 24, 2019	$0.162500	January 3, 2020
Series A Preferred Stock
December 7, 2018	December 24, 2018	$0.515625	January 4, 2019
March 8, 2019	March 25, 2019	$0.515625	April 5, 2019
June 7, 2019	June 25, 2019	$0.515625	July 5, 2019
September 13, 2019	September 25, 2019	$0.515625	October 4, 2019
December 6, 2019	December 24, 2019	$0.515625	January 3, 2020
Series B Preferred Stock(1)
October 12, 2018	December 24, 2018	$5.00	January 4, 2019
January 11, 2019	January 25, 2019	$5.00	February 5, 2019
January 11, 2019	February 25, 2019	$5.00	March 5, 2019
January 11, 2019	March 25, 2019	$5.00	April 5, 2019
April 12, 2019	April 25, 2019	$5.00	May 3, 2019
April 12, 2019	May 24, 2019	$5.00	June 5, 2019
April 12, 2019	June 25, 2019	$5.00	July 5, 2019
July 12, 2019	July 25, 2019	$5.00	August 5, 2019
July 12, 2019	August 23, 2019	$5.00	September 5, 2019
July 12, 2019	September 25, 2019	$5.00	October 4, 2019
October 14, 2019	October 25, 2019	$5.00	November 5, 2019
October 31, 2019	November 25, 2019	$5.00	December 5, 2019
October 31, 2019	December 24, 2019	$5.00	January 3, 2020
Series C Preferred Stock
December 7, 2018	December 24, 2018	$0.4765625	January 4, 2019
March 8, 2019	March 25, 2019	$0.4765625	April 5, 2019
June 7, 2019	June 25, 2019	$0.4765625	July 5, 2019
September 13, 2019	September 25, 2019	$0.4765625	October 4, 2019
December 6, 2019	December 24, 2019	$0.4765625	January 3, 2020
Series D Preferred Stock
December 7, 2018	December 24, 2018	$0.4453125	January 4, 2019
March 8, 2019	March 25, 2019	$0.4453125	April 5, 2019
June 7, 2019	June 25, 2019	$0.4453125	July 5, 2019
September 13, 2019	September 25, 2019	$0.4453125	October 4, 2019
December 6, 2019	December 24, 2019	$0.4453125	January 3, 2020
Series T Preferred Stock(1)
December 20, 2019	December 24, 2019	$0.128125	January 3, 2020

(1)
Shares of Series B Preferred Stock newly issued on or after October 28, 2019 and all newly issued shares of Series T Preferred Stock that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series B Preferred Stock and Series T Preferred Stock was outstanding.
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
Distributions declared and paid for the year ended December 31, 2019 were as follows (amounts in thousands):
	Distributions
2019	Declared	Paid
First Quarter
Class A Common Stock	$3,727	$3,820
Class C Common Stock	12	12
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	5,058	4,842
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,269
OP Units	1,038	1,038
LTIP Units	383	262
Total first quarter 2019	$15,544	$15,300
Second Quarter
Class A Common Stock	$3,623	$3,726
Class C Common Stock	12	12
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	5,693	5,443
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,269
OP Units	1,038	1,058
LTIP Units	392	309
Total second quarter 2019	$16,084	$15,874
Third Quarter
Class A Common Stock	$3,636	$3,621
Class C Common Stock	12	12
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	6,562	6,259
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,269
OP Units	1,038	1,018
LTIP Units	399	316
Total third quarter 2019	$16,973	$16,552

	Distributions
2019	Declared	Paid
Fourth Quarter
Class A Common Stock	3,816	3,635
Class C Common Stock	12	12
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	7,541	7,227
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,269
Series T Preferred Stock	1	—
OP Units	1,038	1,038
LTIP Units	423	325
Total fourth quarter 2019	$18,157	$17,563
Total	$66,758	$65,289

Note 14 — Commitments and Contingencies
The Company is subject to various legal actions and claims arising in the ordinary course of business. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations or liquidity of the Company.
Note 15 — Selected Quarterly Financial Data (Unaudited)
The following table sets forth summarized quarterly financial data for the year ended December 31, 2019:
	Quarters Ended 2019
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Total revenue	$51,466	$52,437	$53,547	$52,520
Operating income	$8,734	$10,701	$8,738	$8,536
Net (loss) income	$(4,365)	$(1,932)	$38,175(1)	$(2,759)
Net (loss) income attributable to common stockholders	$(12,093)	$(10,990)	$17,160(1)	$(13,827)
(Loss) income per common share, basic:(2)	$(0.53)	$(0.50)	$0.76	$(0.62)
(Loss) income per common share, diluted:(2)	$(0.53)	$(0.50)	$0.75	$(0.62)

(1)
Net income is due to gain on sale of real estate investments of  $48.7 million during the three months ended September 30, 2019.

(2)
EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for the year ended December 31, 2019.

The following table sets forth summarized quarterly financial data for the year ended December 31, 2018:
	Quarters Ended 2018
	March 31	June 30	September 30	December 31
	(In thousands, except per share amounts)
Total revenue	$41,871	$44,959	$47,877	$50,011
Operating income	$4,701	$7,636	$8,629	$8,728
Net loss	$(2,955)	$(3,432)	$(3,111)	$(5,772)
Net (loss) income attributable to common stockholders	$(9,425)	$(10,212)	$(10,334)	$(12,785)
Loss per common share, basic:(1)	$(0.40)	$(0.44)	$(0.44)	$(0.55)
Loss per common share, diluted:(1)	$(0.40)	$(0.44)	$(0.44)	$(0.55)

(1)
EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for the year ended December 31, 2018.

Note 16 — Subsequent Events
Issuance of LTIP Units under the Third Amended 2014 Incentive Plans
On January 1, 2020, the Company granted certain equity grants of LTIPs of the Company’s operating partnership to various executive officers under the Third Amended 2014 Incentive Plans pursuant to the executive officers’ employment and service agreements as time-based LTIP Units and performance-based LTIP Units. All such LTIP Unit grants require continuous employment for vesting. The time-based LTIP Units were comprised of 247,138 LTIPs that vest over approximately three years. The performance-based LTIP Units were comprised of 494,279 LTIP Units, which are subject to a three-year performance period and will thereafter vest upon successful achievement of performance-based conditions.
In addition, on January 1, 2020, the Company granted 7,126 LTIP Units pursuant to the Third Amended 2014 Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. Such LTIP Units were fully vested upon issuance.
Declaration of Dividends
Declaration Date	Payable to stockholders of record as of	Amount(1)	Paid / Payable Date
Series B Preferred Stock
January 13, 2020	January 24, 2020	$5.00	February 5, 2020
January 13, 2020	February 25, 2020	$5.00	March 5, 2020
January 13, 2020	March 25, 2020	$5.00	April 3, 2020
Series T Preferred Stock
January 13, 2020	January 24, 2020	$0.128125	February 5, 2020
January 13, 2020	February 25, 2020	$0.128125	March 5, 2020
January 13, 2020	March 25, 2020	$0.128125	April 3, 2020

(1)
Shares of newly issued Series T Preferred Stock that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series T Preferred Stock was outstanding.

Distributions Paid
The following distributions were paid to the Company’s stockholders, as well as holders of OP and LTIP Units, subsequent to December 31, 2019 (amounts in thousands):
Shares	Declaration Date	Record Date	Date Paid	Distributions per Share	Total Distribution
Class A Common Stock	December 6, 2019	December 24, 2019	January 3, 2020	$0.1625000	$3,816
Class C Common Stock	December 6, 2019	December 24, 2019	January 3, 2020	$0.1625000	$12
Series A Preferred Stock	December 6, 2019	December 24, 2019	January 3, 2020	$0.5156250	$2,950
Series B Preferred Stock	October 31, 2019	December 24, 2019	January 3, 2020	$5.0000000	$2,616
Series C Preferred Stock	December 6, 2019	December 24, 2019	January 3, 2020	$0.4765625	$1,107
Series D Preferred Stock	December 6, 2019	December 24, 2019	January 3, 2020	$0.4453125	$1,269
Series T Preferred Stock	December 20, 2019	December 24, 2019	January 3, 2020	$0.1281250	$1
OP Units	December 6, 2019	December 24, 2019	January 3, 2020	$0.1625000	$1,038
LTIP Units	December 6, 2019	December 24, 2019	January 3, 2020	$0.1625000	$347
Series B Preferred Stock	January 13, 2020	January 24, 2020	February 5, 2020	$5.0000000	$2,651
Series T Preferred Stock	January 13, 2020	January 24, 2020	February 5, 2020	$0.1281250	$23
Total					$15,830
Stock Activity
Subsequent to December 31, 2019 and as of February 20, 2020, the Company has completed the following activity as it relates to its Class A common stock and Series B Preferred Stock (refer to Note 13 for further information):
•
sold 166,873 shares of Class A common stock through the Class A ATM Offering with net proceeds of  $2.0 million;

•
initiated the redemption of 15,822 shares of Series B Preferred Stock through the issuance of 1,334,501 Class A common shares; and

•
purchased 351,255 shares of Class A common stock under the stock repurchase plan for a total purchase price of approximately $4.1 million.

Sale of Helios
On January 8, 2020, an underlying asset of an unconsolidated joint venture located in Atlanta, Georgia known as Helios was sold for approximately $65.6 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of existing mortgage indebtedness encumbering the property in the amount of  $39.5 million and the payment of early extinguishment of debt costs, closing costs and fees, the Company’s pro rata share of the net proceeds was $22.7 million, which included payment for its original investment of  $19.2 million and its additional investment of approximately $3.5 million.
Acquisition of Avenue 25
On January 23, 2020, the Company, through subsidiaries of its Operating Partnership, acquired a 100% interest in a 254-unit apartment community located in Phoenix, Arizona known as Avenue 25 for approximately $55.6 million. The purchase price of  $55.6 million was funded, in part, with a $29.7 million loan assumption and a $6.9 million supplemental loan secured by the Avenue 25 property.
Sale of Whetstone Apartments
On January 22, 2020, BRG Whetstone Durham, LLC entered into a membership interest purchase agreement to purchase 100% of the common membership interest in BR Whetstone Member, LLC from Fund III. In conjunction with this transaction, BR Whetstone Member, LLC, along with BRG Avenue 25 TRS, LLC, a wholly-owned subsidiary of the Company’s Operating Partnership, entered into a membership purchase agreement to purchase the right to all the economic interest promote and the common membership interest of 7.5% held in the joint venture from an unaffiliated member of the joint venture.
On January 24, 2020, the Company, through a subsidiary of its Operating Partnership, closed on the sale of Whetstone Apartments located in Durham, North Carolina for approximately $46.5 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of existing mortgage indebtedness encumbering the property in the amount of  $25.4 million and the payment of early extinguishment of debt costs, closing costs and fees, the Company’s net proceeds were $19.6 million, which included payment for its original investment of  $12.9 million, payment of its accrued preferred return of  $2.7 million, and its additional investment of approximately $4.0 million.

Bluerock Residential Growth REIT, Inc.
Schedule III — Real Estate and Accumulated Depreciation December 31, 2019
COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
			Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period					Life on Which Depreciation in Latest Income Statement is Computed
Property	Location	Encumbrance	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date of Acquisition
Real Estate Held for Investment
Enders Place at Baldwin Park	FL	23,337	4,750	20,171	5,506	5,453	24,974	30,427	6,394	2012	3 – 40 Years
ARIUM Grandewood	FL	39,385	5,200	37,220	1,869	5,200	39,089	44,289	6,908	2014	3 – 40 Years
Park & Kingston	NC	19,600	3,060	24,353	3,251	3,360	27,304	30,664	4,557	2015	3 – 40 Years
Ashton I	NC	30,329	4,000	40,944	525	4,000	41,469	45,469	6,516	2015	3 – 40 Years
Ashton II	NC	15,213	1,900	19,517	207	1,900	19,724	21,624	2,829	2015	3 – 40 Years
The Reserve at Palmer Ranch	FL	41,348	7,800	30,597	4,635	7,800	35,232	43,032	5,404	2016	3 – 40 Years
Gulfshore Apartment Homes	FL	46,345	10,000	36,047	4,483	10,000	40,530	50,530	6,176	2016	3 – 40 Years
The Preserve at Henderson Beach	FL	48,490	4,100	50,117	2,342	4,100	52,459	56,559	6,645	2016	3 – 40 Years
ARIUM Westside	GA	52,150	8,657	63,402	2,754	8,657	66,156	74,813	7,244	2016	3 – 40 Years
ARIUM Glenridge	GA	49,500	14,513	52,324	9,057	14,513	61,381	75,894	7,022	2016	3 – 40 Years
Pine Lakes Preserve	FL	26,950	5,760	31,854	1,919	5,760	33,773	39,533	5,162	2016	3 – 40 Years
The Brodie	TX	34,198	5,400	42,497	2,177	5,400	44,674	50,074	5,785	2016	3 – 40 Years
Roswell City Walk	GA	51,000	8,423	66,249	346	8,423	66,595	75,018	7,031	2016	3 – 40 Years
James on South First	TX	26,111	3,500	32,471	762	3,500	33,233	36,733	3,623	2016	3 – 40 Years
Wesley Village	NC	40,111	5,600	50,062	1,702	5,600	51,764	57,364	4,409	2017	3 – 40 Years
Marquis at The Cascades I	TX	32,284	3,200	41,120	1,260	3,200	42,380	45,580	3,782	2017	3 – 40 Years
Marquis at The Cascades II	TX	22,531	2,450	25,827	1,116	2,450	26,943	29,393	2,463	2017	3 – 40 Years
Marquis at TPC	TX	16,468	1,900	18,795	812	1,900	19,607	21,507	2,065	2017	3 – 40 Years
Villages at Cypress Creek	TX	26,200	4,650	35,990	2,164	4,650	38,154	42,804	3,238	2017	3 – 40 Years
Citrus Tower	FL	41,325	5,208	49,388	1,549	5,208	50,937	56,145	4,418	2017	3 – 40 Years
Outlook at Greystone	AL	22,105	3,950	31,664	3,415	3,950	35,079	39,029	2,930	2017	3 – 40 Years
ARIUM Hunter’s Creek	FL	72,183	9,600	86,202	3,610	9,600	89,812	99,412	6,992	2017	3 – 40 Years
ARIUM Metrowest	FL	64,559	10,200	74,768	2,232	10,200	77,000	87,200	6,230	2017	3 – 40 Years
The Mills	SC	25,797	3,300	36,969	729	3,300	37,698	40,998	2,686	2017	3 – 40 Years

COLUMN A		COLUMN B	COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
			Initial Cost		Costs Capitalized Subsequent to Acquisition	Gross Amount at Which Carried at Close of Period					Life on Which Depreciation in Latest Income Statement is Computed
Property	Location	Encumbrance	Land	Building and Improvements		Land	Building and Improvements	Total	Accumulated Depreciation	Date of Acquisition
The Links at Plum Creek	CO	40,000	2,960	57,803	3,810	2,960	61,613	64,573	4,259	2018	3 – 40 Years
Sands Parc	FL	-(1)	3,170	42,443	213	3,170	42,656	45,826	2,402	2018	3 – 40 Years
Plantation Park	TX	26,625	1,600	34,065	146	1,600	34,211	35,811	1,834	2018	3 – 40 Years
Veranda at Centerfield	TX	26,100	5,120	35,506	2,111	5,120	37,617	42,737	2,118	2018	3 – 40 Years
Ashford Belmar	CO	100,675	18,400	124,149	2,911	18,400	127,060	145,460	5,602	2018	3 – 40 Years
Element	NV	29,260	8,056	33,346	215	8,056	33,561	41,617	692	2019	3 – 40 Years
Providence Trail	TN	47,950	5,362	62,620	274	5,362	62,894	68,256	1,069	2019	3 – 40 Years
Denim	AZ	91,634	43,182	96,361	493	43,182	96,854	140,036	1,566	2019	3 – 40 Years
The Sanctuary	NV	33,707	5,406	45,805	247	5,406	46,052	51,458	811	2019	3 – 40 Years
Chattahoochee Ridge	GA	45,338	9,660	59,457	12	9,660	59,469	69,129	316	2019	3 – 40 Years
The District at Scottsdale	AZ	82,200	20,297	103,423	—	20,297	103,423	123,720	256	2019	3 – 40 Years
Navigator Villas	WA	20,515	2,026	27,206	—	2,026	27,206	29,232	—	2019	3 – 40 Years
Cade Boca Raton	FL	23,500	4,881	31,119	—	4,881	31,119	36,000	—	2019	3 – 40 Years
Subtotal		1,435,023	267,241	1,751,851	68,854	268,244	1,819,702	2,087,946	141,434
Non-Real Estate assets
REIT Operator	MI	—	—	185	755	—	940	940	132	2017	5 Years
Subtotal		—	—	185	755	—	940	940	132
Total		$1,435,023	$267,241	$1,752,036	$69,609	$268,244	$1,820,642	$2,088,886	$141,566

(1)
Sands Parc was funded, in part, by a secured credit facility. As of December 31, 2019, the outstanding credit facility balance is $18.0 million.

Bluerock Residential Growth REIT, Inc.
Notes to Schedule III
1.   Reconciliation of Real Estate Properties
The following table reconciles the Real Estate Properties from January 1, 2017 to December 31, 2019.
	2019	2018	2017
Balance at January 1	$1,802,668	$1,452,759	$1,029,214
Construction and acquisition cost	580,208	349,909	701,262
Disposition of real estate	(293,990)	—	(277,717)
Balance at December 31	$2,088,886	$1,802,668	$1,452,759
2.   Reconciliation of Accumulated Depreciation
The following table reconciles the Real Estate Properties from January 1, 2017 to December 31, 2019.
	2019	2018	2017
Balance at January 1	$108,911	$55,177	$42,137
Current year depreciation expense	63,709	53,734	35,538
Disposition of real estate	(31,054)	—	(22,498)
Balance at December 31	$141,566	$108,911	$55,177

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
Exhibit Number	Description
2.1	Contribution and Sale Agreement, dated as of August 3, 2017, by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., and Bluerock TRS Holdings, LLC, BRG Manager, LLC, Bluerock REIT Operator, LLC, Bluerock Real Estate, L.L.C., Konig & Associates, LLC., Jenco Business Advisors, Inc., The Kachadurian Group LLC, James G. Babb, III, Jordan B. Ruddy, and Ryan S. MacDonald, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 4, 2017.
2.2	Amendment No. 1 to Contribution and Sale Agreement, dated as of August 9, 2017, by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., and Bluerock TRS Holdings, LLC, BRG Manager, LLC, Bluerock REIT Operator, LLC, Bluerock Real Estate, L.L.C., Konig & Associates, LLC., Jenco Business Advisors, Inc., The Kachadurian Group LLC, James G. Babb, III, Jordan B. Ruddy, and Ryan S. MacDonald, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 15, 2017.
3.1	Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-153135)
3.2	Articles of Amendment of the Company, incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 2 to the Company’s Registration Statement on Form S-11 (No. 333-184006)
3.3	Second Articles of Amendment and Restatement of the Company, incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)
3.4	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, dated March 26, 2014, incorporated by reference to Exhibit 3.6 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)
3.5	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, dated March 26, 2014, incorporated by reference to Exhibit 3.7 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)
3.6	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, dated March 31, 2014, incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed April 1, 2014
3.7	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, dated March 31, 2014, incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed April 1, 2014
3.8	Articles Supplementary of the Company, dated October 20, 2015, incorporated by reference to Exhibit 3.6 to the Company’s Current Report on Form 8-A filed October 20, 2015
3.9	Articles Supplementary of the Company, dated December 16. 2015, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 22, 2015
3.10	Articles Supplementary of the Company, dated February 26, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 1, 2016

Exhibit Number	Description
3.11	Articles Supplementary of the Company, dated March 29, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed March 29, 2016
3.12	Articles Supplementary of the Company, dated July 15, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed July 18, 2016
3.13	Articles Supplementary of the Company, dated October 10, 2016, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 12, 2016
3.14	Second Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.5 to Pre-Effective Amendment No. 5 to the Company’s Registration Statement on Form S-11 (No. 333-192610)
3.15	Third Amended and Restated Bylaws of the Company, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 9, 2017
3.16	Articles Supplementary of the Company, dated July 20, 2017, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 21, 2017
3.17	Articles Supplementary of the Company, dated October 26, 2017, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017
3.18	Articles Supplementary of the Company, dated November 14, 2017, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 20, 2017
3.19	Certificate of Correction to Articles Supplementary of the Company, dated May 11, 2018, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 14, 2018
3.20	Articles Supplementary of the Company, dated November 16, 2018, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 19, 2018
3.21	Articles of Amendment to the Second Articles of Amendment and Restatement of the Company, dated October 28, 2019, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed October 31, 2019
3.22	Articles Supplementary of the Company, dated November 13, 2019, incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed November 19, 2019
4.1	Registration Rights Agreement by and among Bluerock Special Opportunity + Income Fund II, LLC, Bluerock Special Opportunity + Income Fund III, LLC, BR SOIF II Manager, LLC, BR SOIF III Manager, LLC and the Company, dated April 2, 2014, incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on April 8, 2014
4.2	Tax Protection Agreement by and among the Company, Bluerock Residential Holdings, L.P. and BR-NPT Springing Entity, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on April 8, 2014
4.3	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and R. Ramin Kamfar, dated April 2, 2014, incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed April 8, 2014
4.4	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Gary T. Kachadurian, dated April 2, 2014, incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed April 8, 2014
4.5	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Michael L. Konig, dated April 2, 2014, incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed April 8, 2014
4.6	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Christopher J. Vohs, dated April 2, 2014, incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed April 8, 2014

Exhibit Number	Description
4.7	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and I. Bobby Majumder, dated April 2, 2014, incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed April 8, 2014
4.8	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Brian D. Bailey, dated April 2, 2014, incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed April 8, 2014
4.9	Indemnification Agreement by and among the Company, Bluerock Residential Holdings, L.P. and Romano Tio, dated April 2, 2014, incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed April 8, 2014
4.10	Letter Agreement, by and between Bluerock Residential Growth REIT, Inc. and Cetera Financial Group, Inc., dated as of February 6, 2017, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 8, 2017
4(vi)	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934
10.1	Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated April 2, 2014, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed on April 8, 2014
10.2	First Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 21, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 21, 2015
10.3	Second Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated December 21, 2015, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed December 22, 2015
10.4	Third Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated March 1, 2016, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 1, 2016
10.5	Fourth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated March 29, 2016, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 19, 2016
10.6	Fifth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated July 15, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 18, 2016
10.7	Sixth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 11, 2016, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 12, 2016
10.8	Seventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated July 21, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 21, 2017
10.9	Eighth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated October 31, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 6, 2017
10.10	Ninth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated November 15, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 20, 2017
10.11	Tenth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated August 6, 2018, incorporated by reference to Exhibit 10.6 to the Company’s quarterly report on Form 10-Q filed on August 8, 2018

Exhibit Number	Description
10.12	Eleventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated November 16, 2018, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 19, 2018
10.13	Twelfth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated November 19, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2019
10.14	Bluerock Residential Growth REIT, Inc. Amended and Restated 2014 Equity Incentive Plan for Individuals, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 29, 2015
10.15	Bluerock Residential Growth REIT, Inc. Amended and Restated 2014 Equity Incentive Plan for Entities, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 29, 2015
10.16	Bluerock Residential Growth REIT, Inc. Second Amended and Restated 2014 Equity Incentive Plan for Individuals, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2017
10.17	Bluerock Residential Growth REIT, Inc. Second Amended and Restated 2014 Equity Incentive Plan for Entities, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 31, 2017
10.18	Bluerock Residential Growth REIT, Inc. Third Amended and Restated 2014 Equity Incentive Plan for Individuals, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2018
10.19	Bluerock Residential Growth REIT, Inc. Third Amended and Restated 2014 Equity Incentive Plan for Entities, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2018
10.20	Management Agreement by and among the Company, Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2014
10.21	Second Amendment to Management Agreement, by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated August 6, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 12, 2015
10.22	Third Amendment to Management Agreement, by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated November 10, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed on November 17, 2015
10.23	Warrant Agreement by and between Bluerock Residential Growth REIT, Inc. and American Stock Transfer & Trust Company, LLC, dated February 24, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2016
10.24	Amendment to Amended and Restated Warrant Agreement by and between Bluerock Residential Growth REIT, Inc., Computershare Inc. and Computershare Trust Company N.A., dated July 21, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 21, 2017
10.25	Warrant Agreement by and between Bluerock Residential Growth REIT, Inc., Computershare Inc. and Computershare Trust Company N.A., dated November 15, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 20, 2017
10.26	Warrant Agreement by and between Bluerock Residential Growth REIT, Inc., Computershare Inc. and Computershare Trust Company N.A., dated November 16, 2018, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2018

Exhibit Number	Description
10.27	Dealer Manager Agreement by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and Bluerock Capital Markets, LLC, dated November 13, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2019
10.28	Credit Agreement by and among Bluerock Residential Holdings, L.P. as Parent Borrower, the other borrowers from time to time party thereto, Bluerock Residential Growth REIT, Inc. as Guarantor, KeyBank National Association, and the other lenders party thereto, dated as of October 4, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2017
10.29	Guaranty by Bluerock Residential Growth REIT, Inc. to and for the benefit of KeyBank National Association, dated as of October 4, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 11, 2017
10.30	$50,000,000 Note by Bluerock Residential Holdings, L.P. to and for the benefit of KeyBank National Association, dated as of October 4, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 11, 2017
10.31	$50,000,000 Note by Bluerock Residential Holdings, L.P. to and for the benefit of JPMorgan Chase Bank, N.A., dated as of October 4, 2017, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 11, 2017
10.32	$50,000,000 Note by Bluerock Residential Holdings, L.P. to and for the benefit of Bank of America, N.A., dated as of October 4, 2017, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 11, 2017
10.33	Subordination of Advisory Contract by Bluerock Residential Holdings, L.P. and Bluerock Residential Growth REIT, Inc. to and for the benefit of KeyBank National Association, dated as of October 4, 2017, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 11, 2017
10.34	Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and R. Ramin Kamfar, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 31, 2017
10.35	Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and James G. Babb, III, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 31, 2017
10.36	Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Ryan S. MacDonald, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 31, 2017
10.37	Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Jordan B. Ruddy, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 31, 2017
10.38	Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Christopher J. Vohs, incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on October 31, 2017
10.39	Amended and Restated Services Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, Konig & Associates, LLC, and Michael L. Konig, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 31, 2017

Exhibit Number	Description
10.40	Employment Agreement, dated as of November 5, 2018, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Michael DiFranco, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2019
10.41	Stockholders Agreement, dated October 31, 2017, by and among Bluerock Residential Growth REIT, Inc. and Bluerock Real Estate, L.L.C., The Kachadurian Group, LLC, Konig & Associates, LLC, Jenco Business Advisors, Inc., James G. Babb, III, Jordan B. Ruddy, and Ryan S. MacDonald, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017
10.42	Administrative Services Agreement, dated October 31, 2017, by and among Bluerock Real Estate, L.L.C., Bluerock Real Estate Holdings, LLC, Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock TRS Holdings, LLC and Bluerock REIT Operator, LLC, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 6, 2017
10.43	Notice of Renewal, dated August 6, 2018, of Administrative Services Agreement dated October 31, 2018, incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q filed on August 8, 2018
10.44	Notice of Renewal, dated August 2, 2019, of Administrative Services Agreement dated October 31, 2017, by and among Bluerock Real Estate, L.L.C., Bluerock Real Estate Holdings, LLC, Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock TRS Holdings, LLC and Bluerock REIT Operator, LLC, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2019
14.1	Amended and Restated Code of Business Conduct and Ethics, effective August 2, 2019, incorporated by reference to Exhibit 14.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2019
16.1	BDO Letter, incorporated by reference to Exhibit 16.1 to the Company’s Quarterly Report on Form 8-K filed March 13, 2019
21.1	List of Subsidiaries
23.1	Consent of Grant Thornton LLP
23.2	Consent of BDO USA LLP
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Press Release dated November 5, 2019, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 5, 2019
99.2	Supplemental Financial Information, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed November 5, 2019
99.3	Consent of Duff & Phelps, LLC, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 5, 2019
99.4	Press Release dated December 30, 2019, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed December 30, 2019
101.1	The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows