Form 10-Q
period 2020-03-31
Bluerock Residential Growth REIT, Inc.
filed 2020-05-11
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧   No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧     No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	◻	Accelerated Filer	⌧	Non-Accelerated Filer	◻
Smaller reporting company	☐	Emerging growth company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ⌧

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Number of shares outstanding of the registrant’s

classes of common stock, as of May 7, 2020:

Class A Common Stock: 24,207,133 shares

Class C Common Stock: 76,603 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-Q

March 31, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	March 31,	December 31,
	2020	2019
ASSETS
Net Real Estate Investments
Land	$273,038	$268,244
Buildings and improvements	1,800,314	1,752,738
Furniture, fixtures and equipment	70,814	67,904
Total Gross Real Estate Investments	2,144,166	2,088,886
Accumulated depreciation	(147,601)	(141,566)
Total Net Operating Real Estate Investments	1,996,565	1,947,320
Operating real estate held for sale, net	76,413	—
Total Net Real Estate Investments	2,072,978	1,947,320
Cash and cash equivalents	94,180	31,683
Restricted cash	21,855	19,085
Notes and accrued interest receivable from related parties	166,169	193,781
Due from affiliates	2,015	4,077
Accounts receivable, prepaids and other assets	21,037	15,209
Preferred equity investments and investments in unconsolidated real estate joint ventures	103,372	126,444
In-place lease intangible assets, net	2,612	3,098
Non-real estate assets associated with operating real estate held for sale	399	—
Total Assets	$2,484,617	$2,340,697

LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
Mortgages payable	$1,399,422	$1,425,257
Mortgages payable associated with operating real estate held for sale	61,918	—
Revolving credit facilities	102,753	18,000
Accounts payable	1,740	1,488
Other accrued liabilities	28,708	27,499
Due to affiliates	1,006	790
Distributions payable	14,057	13,541
Liabilities associated with operating real estate held for sale	1,071	—
Total Liabilities	1,610,675	1,486,575
8.250% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 10,875,000 shares authorized; 5,721,460 shares issued and outstanding as of March 31, 2020 and December 31, 2019	140,560	140,355
6.000% Series B Redeemable Preferred Stock, liquidation preference $1,000 per share, 1,225,000 shares authorized; 519,338 and 536,695 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	467,043	480,921
7.625% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,323,750 shares issued and outstanding as of March 31, 2020 and December 31, 2019	56,876	56,797
6.150% Series T Redeemable Preferred Stock, liquidation preference $25.00 per share, 32,000,000 shares authorized; 2,314,512 and 17,400 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	52,153	388
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 197,900,000 shares authorized; no shares issued and outstanding	—	—
7.125% Series D Cumulative Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,850,602 shares issued and outstanding as of March 31, 2020 and December 31, 2019	68,705	68,705
Common stock - Class A, $0.01 par value, 747,509,582 shares authorized; 24,015,484 and 23,422,557 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	240	234
Common stock - Class C, $0.01 par value, 76,603 shares authorized; 76,603 shares issued and outstanding as of March 31, 2020 and December 31, 2019	1	1
Additional paid-in-capital	318,802	311,683
Distributions in excess of cumulative earnings	(273,538)	(253,132)
Total Stockholders’ Equity	114,210	127,491
Noncontrolling Interests
Operating Partnership units	14,946	19,331
Partially owned properties	28,154	28,839
Total Noncontrolling Interests	43,100	48,170
Total Equity	157,310	175,661
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$2,484,617	$2,340,697

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2020	2019
Revenues
Rental and other property revenues	$50,353	$45,690
Interest income from related parties and ground leases	5,888	5,776
Total revenues	56,241	51,466
Expenses
Property operating	19,299	18,602
Property management fees	1,294	1,215
General and administrative	6,371	5,627
Acquisition and pursuit costs	1,269	58
Depreciation and amortization	20,921	17,230
Total expenses	49,154	42,732
Operating income	7,087	8,734
Other income (expense)
Other income	40	—
Preferred returns on unconsolidated real estate joint ventures	2,415	2,289
Gain on sale of real estate investments	253	—
Gain on sale of non-depreciable real estate investments	—	679
Interest expense, net	(14,916)	(16,067)
Total other expense	(12,208)	(13,099)
Net loss	(5,121)	(4,365)
Preferred stock dividends	(13,547)	(10,384)
Preferred stock accretion	(3,925)	(1,887)
Net loss attributable to noncontrolling interests
Operating Partnership units	(5,822)	(4,051)
Partially owned properties	(278)	(492)
Net loss attributable to noncontrolling interests	(6,100)	(4,543)
Net loss attributable to common stockholders	$(16,493)	$(12,093)

Net loss per common share - Basic	$(0.70)	$(0.53)

Net loss per common share – Diluted	$(0.70)	$(0.53)

Weighted average basic common shares outstanding	24,087,811	23,123,616
Weighted average diluted common shares outstanding	24,087,811	23,123,616

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2020

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock		Additional		Net income
	Number of		Number of		Number of		Paid-	Cumulative	to Common	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Value	in Capital	Distributions	Stockholders	Interests	Total Equity

Balance, January 1, 2020	23,422,557	$234	76,603	$1	2,850,602	$68,705	$311,683	$(259,254)	$6,122	$48,170	$175,661

Issuance of Class A common stock, net	167,398	2	—	—	—	—	1,965	—	—	—	1,967
Issuance of Class A common stock due to Series B warrant exercise	11,172	—	—	—	—	—	121	—	—	—	121
Repurchase of Class A common stock	(1,028,293)	(10)	—	—	—	—	(11,598)	—	—	—	(11,608)
Issuance of Long-Term Incentive Plan (“LTIP”) Units for director compensation	—	—	—	—	—	—	—	—	—	343	343
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	1,858	1,858
Vesting of restricted Class A common stock	—	—	—	—	—	—	142	—	—	—	142
Issuance of LTIP Units for expense and capitalized cost reimbursements	—	—	—	—	—	—	—	—	—	505	505
Common stock distributions declared	—	—	—	—	—	—	—	(3,913)	—	—	(3,913)
Series A Preferred Stock distributions declared	—	—	—	—	—	—	—	(2,950)	—	—	(2,950)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	(205)	—	—	(205)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(7,848)	—	—	(7,848)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(3,433)	—	—	(3,433)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,107)	—	—	(1,107)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(79)	—	—	(79)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,269)	—	—	(1,269)
Series T Preferred Stock distributions declared	—	—	—	—	—	—	—	(373)	—	—	(373)
Series T Preferred Stock accretion	—	—	—	—	—	—	—	(208)	—	—	(208)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,591)	(1,591)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(407)	(407)
Holder redemption of Series B Preferred Stock and conversion into Class A common stock	108,149	1	—	—	—	—	1,178	—	—	—	1,179
Company redemption of Series B Preferred Stock and conversion into Class A common stock	1,334,501	13	—	—	—	—	15,764	—	—	—	15,777
Cash redemption of Series B Preferred Stock	—	—	—	—	—	—	6	—	—	—	6
Series B warrant activity and exercise, net	—	—	—	—	—	—	(21)	—	—	—	(21)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(116)	—	—	—	(116)
Adjustment for noncontrolling interest ownership in Operating Partnership	—	—	—	—	—	—	(322)	—	—	322	—
Net income (loss)	—	—	—	—	—	—	—	—	979	(6,100)	(5,121)
Balance, March 31, 2020	24,015,484	$240	76,603	$1	2,850,602	$68,705	$318,802	$(280,639)	$7,101	$43,100	$157,310

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2019

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock		Additional		Net (loss) income
	Number of		Number of		Number of		Paid-	Cumulative	to Common	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Value	in Capital	Distributions	Stockholders	Interests	Total Equity

Balance, January 1, 2019	23,322,211	$233	76,603	$1	2,850,602	$68,705	$307,938	$(187,910)	$(30,621)	$56,597	$214,943

Issuance of Class A common stock, net	764	—	—	—	—	—	7	—	—	—	7
Issuance of Class A common stock due to Series B warrant exercise	100	—	—	—	—	—	1	—	—	—	1
Repurchase of Class A common stock	(505,797)	(5)	—	—	—	—	(5,058)	—	—	—	(5,063)
Issuance of LTIP Units for director compensation	—	—	—	—	—	—	—	—	—	247	247
Issuance of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	1,298	1,298
Issuance of LTIP Units for expense reimbursements	—	—	—	—	—	—	—	—	—	392	392
Issuance of Series B warrants	—	—	—	—	—	—	835	—	—	—	835
Common stock distributions declared	—	—	—	—	—	—	—	(3,739)	—	—	(3,739)
Series A Preferred Stock distributions declared	—	—	—	—	—	—	—	(2,950)	—	—	(2,950)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	(153)	—	—	(153)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(5,058)	—	—	(5,058)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(1,674)	—	—	(1,674)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,107)	—	—	(1,107)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(60)	—	—	(60)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,269)	—	—	(1,269)
Miscellaneous offering costs	—	—	—	—	—	—	(222)	—	—	—	(222)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,421)	(1,421)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(233)	(233)
Redemption of Operating Partnership Units	—	—	—	—	—	—	(6)	—	—	(5)	(11)
Redemption of Series B Preferred Stock and conversion into Class A common stock	43,806	—	—	—	—	—	457	—	—	—	457
Cash redemption of Series B Preferred Stock	—	—	—	—	—	—	5	—	—	—	5
Acquisition of noncontrolling interest	—	—	—	—	—	—	(6,480)	—	—	(1,410)	(7,890)
Adjustment for noncontrolling interest ownership in Operating Partnership	—	—	-	—	—	—	2,930	—	—	(2,930)	—
Net income (loss)	—	—	—	—	—	—	—	—	178	(4,543)	(4,365)
Balance, March 31, 2019	22,861,084	$228	76,603	$1	2,850,602	$68,705	$300,407	$(203,920)	$(30,443)	$47,992	$182,970

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(5,121)	$(4,365)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	21,897	18,141
Amortization of fair value adjustments	(100)	(108)
Preferred returns on unconsolidated real estate joint ventures	(2,415)	(2,289)
Gain on sale of real estate investments	(253)	—
Gain on sale of non-depreciable real estate investments	—	(679)
Fair value adjustment of interest rate caps	(29)	1,688
Distributions of income and preferred returns from preferred equity investments and unconsolidated real estate joint ventures	4,547	2,019
Share-based compensation attributable to equity incentive plan	2,201	1,545
Share-based compensation to employees – restricted stock grants	142	—
Share-based expense and capitalized cost reimbursements to BRE – LTIP Units	505	392
Changes in operating assets and liabilities:
Due to (from) affiliates, net	481	(7)
Accounts receivable, prepaids and other assets	(5,809)	(91)
Accounts payable and other accrued liabilities	3,070	(5,380)
Net cash provided by operating activities	19,116	10,866

Cash flows from investing activities:
Acquisitions of real estate investments	(109,067)	—
Capital expenditures	(6,201)	(6,188)
Investment in notes receivable from related parties	(1,565)	(9,906)
Repayments on notes receivable from related parties	29,000	—
Proceeds from sale of real estate investments	253	952
Proceeds from sale and redemption of unconsolidated real estate joint ventures	35,542	—
Purchase of interests from noncontrolling interests	(116)	(7,890)
Investment in unconsolidated real estate joint venture interests	(12,882)	(4,694)
Net cash used in investing activities	(65,036)	(27,726)

Cash flows from financing activities:
Distributions to common stockholders	(3,828)	(3,832)
Distributions to noncontrolling interests	(1,790)	(1,533)
Distributions to preferred stockholders	(13,323)	(10,168)
Borrowings on mortgages payable	6,861	—
Repayments on mortgages payable including prepayment penalties	(1,912)	(1,637)
Proceeds from credit facilities	156,703	20,500
Repayments on credit facilities	(71,950)	(24,707)
Payments of deferred financing fees	(1,239)	(58)
Miscellaneous offering costs	—	(222)
Net proceeds from issuance of Class A common stock	1,967	8
Repurchase of Class A common stock	(11,608)	(5,063)
Net proceeds from issuance of 6.0% Series B Redeemable Preferred Stock	—	37,580
Retirement of 6.0% Series B Redeemable Preferred Stock	(305)	—
Net proceeds from issuance of Warrants associated with the Series B Redeemable Preferred Stock	—	835
Net proceeds from exercise of Warrants associated with the Series B Redeemable Preferred Stock	115	—
Net proceeds from issuance of 6.150% Series T Redeemable Preferred Stock	51,557	—
Payments to redeem 6.0% Series B Redeemable Preferred Stock	(61)	(79)
Payments to redeem Operating Partnership Units	—	(12)
Net cash provided by financing activities	111,187	11,612

Net increase (decrease) in cash, cash equivalents and restricted cash	$65,267	$(5,248)
Cash, cash equivalents and restricted cash, beginning of year	50,768	52,244
Cash, cash equivalents and restricted cash, end of period	$116,035	$46,996

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$13,737	$13,606

Supplemental disclosure of non-cash investing and financing activities
Distributions payable – declared and unpaid	$14,057	$12,317
Mortgage assumed upon property acquisition	30,997	—
Capital expenditures held in accounts payable and other accrued liabilities	$(284)	$(1,132)

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

As of March 31, 2020, the Company held investments in fifty-six real estate properties, consisting of thirty-seven consolidated operating properties and nineteen properties through preferred equity, mezzanine loan or ground lease investments. Of the property interests held through preferred equity, mezzanine loan or ground lease investments, four are under development, five are in lease-up and ten properties are stabilized. The fifty-six properties contain an aggregate of 16,466 units, comprised of 12,356 consolidated operating units and 4,110 units through preferred equity, mezzanine loan or ground lease investments. As of March 31, 2020, the Company’s consolidated operating properties were approximately 94.3% occupied.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or the Operating Partnership’s wholly-owned subsidiaries, owns substantially all the property interests acquired and investments made on the Company’s behalf. As of March 31, 2020, limited partners other than the Company owned approximately 28.91% of the common units of the Operating Partnership (18.84% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 10.07% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 5.64% which are not vested at March 31, 2020).

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

Significant Risks and Uncertainties

At the present time, one of the most significant risks and uncertainties is the potential adverse effect of the current pandemic of the novel coronavirus (“COVID-19”). The Company’s tenants may experience financial difficulty due to the loss of their jobs and some have requested rent deferral or rent abatement during this pandemic. Experts have predicted that the outbreak will trigger, or has already triggered, a period of global economic slowdown or a global recession.

The COVID-19 pandemic could have material and adverse effects on the Company’s financial condition, results of operations and cash flows in the near term due to, but not limited to, the following:

●	reduced economic activity may impact the employment of the Company’s tenants and their ability to pay their obligations to the Company, thus requesting modifications of such obligations, resulting in increases in uncollectible receivables and reductions in rental income;
●	the negative financial impact of the pandemic could impact the Company’s future compliance with financial covenants of its credit facilities and other debt agreements;
●	weaker economic conditions could require that the Company recognize impairment in value of its real estate assets due to a reduction in property income;
●	the Company’s inability to maintain occupancy or leasing rates, or increase these rates at stabilizing development properties, including due to possible reduced foot traffic and lease applications from prospective tenants at the Company’s properties as a result of the shelter-in-place orders and similar government guidelines; and
●	concentration of the Company’s properties in markets that may be more severely affected by the COVID-19 pandemic due to its significant negative impact on certain key economic drivers in those markets, such as travel and entertainment.

The extent to which the COVID-19 pandemic impacts the Company’s operations and those of its tenants will depend on future developments, which are uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact, and the direct and indirect economic effects of the pandemic and containment measures, among others.

Refer to Note 15 – Subsequent Events for additional information.

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

If it has been determined that the Company does not have control but does have the ability to exercise significant influence over the entity, the Company accounts for these unconsolidated investments under the equity method of accounting. The equity method of accounting requires these investments to be initially recorded at cost and subsequently increased (decreased) for the Company’s share of net income (loss), including eliminations for the Company’s share of intercompany transactions, and increased (decreased) for contributions (distributions). The Company’s share of the results of operations of these investments is reflected in the Company’s earnings or losses.

Financial Instrument Fair Value Disclosures

As of March 31, 2020 and December 31, 2019, the carrying values of cash and cash equivalents, accounts receivable, due to and due from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable from related parties approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. Refer to Note 10 for further information regarding fair value measurements.

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

The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all the information and disclosures required by GAAP for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our audited consolidated financial statements for the year ended December 31, 2019 contained in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission (“SEC”) on February 24, 2020.

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

Other than the adoption of new accounting pronouncements as described below, there have been no significant changes to the Company’s accounting policies since it filed its audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2019.

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 will require more timely recognition of credit losses associated with financial assets. While current GAAP includes multiple credit impairment objectives for instruments, the previous objectives generally delayed recognition of the full amount of credit losses until the loss was probable of occurring. The amendments in ASU 2016-13, whose scope is asset-based and not restricted to financial institutions, eliminate the probable initial recognition threshold in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. The amendments in ASU 2016-13 broaden the information that the Company must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss that will be more useful to users of the financial statements. In November 2018, the FASB issued ASU No. 2018-19 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses” (“ASU 2018-19”). ASU 2018-19 clarifies that operating lease receivables are excluded from the scope of ASU 2016-13 and instead, impairment of operating lease receivables is to be accounted for under ASC 842. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-13 as of January 1, 2020 and the adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

Note 3 – Sale of Real Estate Assets and Held for Sale Properties

Sale of Helios

On January 8, 2020, the underlying asset of an unconsolidated joint venture located in Atlanta, Georgia known as Helios was sold for approximately $65.6 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of existing mortgage indebtedness encumbering the property in the amount of $39.5 million and the payment of early extinguishment of debt costs, closing costs and fees, the Company’s pro rata share of the net proceeds was $22.7 million, which included payment for its original investment of $19.2 million and its additional investment of approximately $3.5 million. The Company also received a $0.3 million profit share distribution recorded as a gain on sale on the consolidated statements of operations.

Sale of Whetstone Apartments

On January 24, 2020, the Company, through a subsidiary of its Operating Partnership, closed on the sale of Whetstone Apartments located in Durham, North Carolina for approximately $46.5 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of existing mortgage indebtedness encumbering the property in the amount of $25.4 million and the payment of early extinguishment of debt costs, closing costs and fees, the Company’s net proceeds were $19.6 million, which included payment for its original investment of $12.9 million, its accrued preferred return of $2.7 million and its additional investment of approximately $4.0 million.

Held for sale

The Company has entered into three separate purchase and sales agreements, and separate amendments thereto, for the sale of Ashton I and Ashton II (together, the “Ashton Reserve”) and Marquis at TPC at amounts more than their carrying values. The Company has classified the properties as held for sale as of March 31, 2020. Refer to Note 15 for further information.

Note 4 – Investments in Real Estate

As of March 31, 2020, the Company held investments in thirty-seven consolidated operating properties and nineteen development properties through preferred equity, mezzanine loan or ground lease investments. The following tables provide summary information regarding the Company’s consolidated operating properties and preferred equity, mezzanine loan and ground lease investments, which are either consolidated or accounted for under the equity method of accounting.

Consolidated Operating Properties

		Number of	Date Built /	Ownership
Multifamily Community Name	Location	Units	Renovated (1)	Interest
ARIUM Glenridge	Atlanta, GA	480	1990	90%
ARIUM Grandewood	Orlando, FL	306	2005	100%
ARIUM Hunter’s Creek	Orlando, FL	532	1999	100%
ARIUM Metrowest	Orlando, FL	510	2001	100%
ARIUM Westside	Atlanta, GA	336	2008	90%
Ashford Belmar	Lakewood, CO	512	1988/1993	85%
Ashton Reserve	Charlotte, NC	473	2015	100%
Avenue 25	Phoenix, AZ	254	2013	100%
Cade Boca Raton	Boca Raton, FL	90	2019	81%
Chattahoochee Ridge	Atlanta, GA	358	1996	90%
Citrus Tower	Orlando, FL	336	2006	97%
Denim	Scottsdale, AZ	645	1979	100%
Element	Las Vegas, NV	200	1995	100%
Enders Place at Baldwin Park	Orlando, FL	220	2003	92%
Falls at Forsyth	Cumming, GA	356	2019	100%
Gulfshore Apartment Homes	Naples, FL	368	2016	100%
James at South First	Austin, TX	250	2016	90%
Marquis at The Cascades	Tyler, TX	582	2009	90%
Marquis at TPC	San Antonio, TX	139	2008	90%
Navigator Villas	Pasco, WA	176	2013	90%
Outlook at Greystone	Birmingham, AL	300	2007	100%
Park & Kingston	Charlotte, NC	168	2015	100%
Pine Lakes Preserve	Port St. Lucie, FL	320	2003	100%
Plantation Park	Lake Jackson, TX	238	2016	80%
Providence Trail	Mount Juliet, TN	334	2007	100%
Roswell City Walk	Roswell, GA	320	2015	98%
Sands Parc	Daytona Beach, FL	264	2017	100%
The Brodie	Austin, TX	324	2001	93%
The District at Scottsdale	Scottsdale, AZ	332	2018	100%
The Links at Plum Creek	Castle Rock, CO	264	2000	88%
The Mills	Greenville, SC	304	2013	100%
The Preserve at Henderson Beach	Destin, FL	340	2009	100%
The Reserve at Palmer Ranch	Sarasota, FL	320	2016	100%
The Sanctuary	Las Vegas, NV	320	1988	100%
Veranda at Centerfield	Houston, TX	400	1999	93%
Villages of Cypress Creek	Houston, TX	384	2001	80%
Wesley Village	Charlotte, NC	301	2010	100%
Total		12,356

(1)	Represents date of last significant renovation or year built if there were no renovations.

Depreciation expense was $18.2 million and $15.8 million for the three months ended March 31, 2020 and 2019, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases.  In-place leases are amortized over the remaining term of the in-place leases, which is approximately six months.  Amortization expense related to the in-place leases was $2.7 million and $1.5 million for the three months ended March 31, 2020 and 2019, respectively.

Preferred Equity, Mezzanine Loan and Ground Lease Investments

			Actual /	Actual /
		Actual /	Estimated	Estimated
		Planned	Initial	Construction
Multifamily Community Name	Location	Number of Units	Occupancy	Completion
Lease-up Investments
Vickers Historic Roswell	Roswell, GA	79	2Q 2018	3Q 2018
Arlo	Charlotte, NC	286	2Q 2018	1Q 2019
Novel Perimeter	Atlanta, GA	320	3Q 2018	1Q 2019
Motif	Fort Lauderdale, FL	385	1Q 2020	3Q 2020
Wayforth at Concord	Concord, NC	150	1Q 2020	3Q 2021
Total lease-up units		1,220

Development Investments
North Creek Apartments	Leander, TX	259	3Q 2020	4Q 2020
Riverside Apartments	Austin, TX	222	1Q 2021	2Q 2021
Zoey	Austin, TX	307	1Q 2022	2Q 2022
The Park at Chapel Hill (1)	Chapel Hill, NC	—	—	—
Total development units		788

Multifamily Community Name	Location	Number of Units
Operating Investments (2)
Alexan CityCentre	Houston, TX	340
Alexan Southside Place	Houston, TX	270
Belmont Crossing (3)	Smyrna, GA	192
Domain at The One Forty	Garland, TX	299
Georgetown Crossing (3)	Savannah, GA	168
Mira Vista	Austin, TX	200
Park on the Square (3)	Pensacola, FL	240
Sierra Terrace (3)	Atlanta, GA	135
Sierra Village (3)	Atlanta, GA	154
Thornton Flats	Austin, TX	104
Total operating units		2,102
Total units		4,110

(1)	The development is in the planning phase; project specifications are in process.
(2)	Stabilized operating properties in which the Company has a preferred equity investment. Refer to Note 7 for further information.
(3)	Belmont Crossing, Georgetown Crossing, Park on the Square, Sierra Terrace and Sierra Village are collectively known as the Strategic Portfolio. Refer to Note 7 for further information.

Note 5 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity and related new financing during the three months ended March 31, 2020 (dollars in thousands):

			Ownership	Purchase
Property	Location	Date	Interest	Price	Mortgage
Avenue 25	Phoenix, AZ	January 23, 2020	100%	$55,600	$36,566	(1)
Falls at Forsyth	Cumming, GA	March 6, 2020	100%	82,500		(2)

(1)	Mortgage balance includes a $29.7 million loan assumption and a $6.9 million supplemental loan secured by the Avenue 25 property.
(2)	The Company funded $79.9 million of the purchase price with proceeds from its Amended Senior Credit Facility secured by the Falls at Forsyth property. Refer to Note 8 for further information about the Company’s Amended Senior Credit Facility.

Purchase Price Allocation

The real estate acquisitions above have been accounted for as asset acquisitions. The purchase prices were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition.

The following table summarizes the assets acquired and liabilities assumed at the acquisition date for acquisitions made during the three months ended March 31, 2020 (amounts in thousands):

Purchase Price
Allocation
Land	$12,594
Building	108,943
Building improvements	3,853
Land improvements	9,645
Furniture and fixtures	2,927
In-place leases	2,102
Total assets acquired	$140,064
Mortgages assumed	$29,705
Fair value adjustments	1,292
Total liabilities assumed	$30,997

Note 6 – Notes and Interest Receivable due from Related Parties

Following is a summary of the notes and accrued interest receivable due from related parties as of March 31, 2020 and December 31, 2019 (amounts in thousands):

	March 31,	December 31,
Property	2020	2019
Arlo	$28,601	$27,605
Domain at The One Forty	23,822	23,430
Motif	67,436	75,436
Novel Perimeter	20,867	20,867
The Park at Chapel Hill	13,819	34,819
Vickers Historic Roswell	11,624	11,624
Total	$166,169	$193,781

Following is a summary of the interest income from related parties and ground leases for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	Three Months Ended
	March 31,
Property	2020	2019
Arlo	$1,020	$909
Cade Boca Raton	—	437
Domain at The One Forty	322	752
Motif	2,400	2,373
Novel Perimeter	770	762
The Park at Chapel Hill	935	156
Vickers Historic Roswell	429	387
Zoey (1)	12	—
Total	$5,888	$5,776

(1)	Refer to Note 14 for further information about the Zoey Ground Lease.

The occupancy percentages of the Company’s related party properties at March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
Property	2020	2019
Arlo (1)	84.6%	82.2%
Domain at The One Forty	92.3%	85.6%
Motif	4.2%	(2)
Novel Perimeter	80.9%	79.4%
The Park at Chapel Hill	(3)	(3)
Vickers Historic Roswell	79.7%	74.7%

(1)	During the first quarter, 21 units, or 7.3%, of the 286 total units were unavailable for rent due to an insurable water damage event.
(2)	The development had not commenced lease-up at December 31, 2019.
(3)	The development is in the planning phase; project specifications are in process.

Arlo Financing

On March 30, 2020, the Company, increased its mezzanine loan commitment to BR Morehead JV Member, LLC to $32.0 million, of which $28.3 million has been funded as of March 31, 2020. The loan matures on the earliest to occur of: (i) July 1, 2025, (ii) the date of sale or transfer of property, or (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The loan can be prepaid without penalty.

On March 31, 2020, the Arlo property owner refinanced the construction loan and entered into a $43.0 million senior mortgage loan ("senior loan") secured by the Arlo property and used the proceeds in part to pay off the outstanding principal balances, in full, of the previous construction loan of $33.6 million and mezzanine loan provided by an unaffiliated third party of $7.3 million. The Arlo property owner accounted for the refinancing as an extinguishment of debt. The senior loan matures on April 1, 2025 and bears interest at a floating basis of the greater of LIBOR plus 1.65% or 2.65%, with interest-only payments during the term of the senior loan. On or after April 1, 2022, the loan may be prepaid without prepayment fee or yield maintenance.

Motif Mezzanine Financing

On March 31, 2020, the Company received a paydown of $8.0 million on the Motif Mezz Loan (formerly, the "Flagler Mezz Loan"), reducing the outstanding principal balance to $66.6 million.

The Park at Chapel Hill Mezzanine Financing

On March 31, 2020, the Company received a paydown of $21.0 million on the Chapel Hill Mezz Loan, reducing the outstanding principal balance to $8.5 million. The senior loan of $5.0 million provided by the Company remains outstanding in full.

Note 7 – Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The carrying amount of the Company’s preferred equity investments and investments in unconsolidated real estate joint ventures as of March 31, 2020 and December 31, 2019 is summarized in the table below (amounts in thousands):

	March 31,	December 31,
Property	2020	2019

Alexan CityCentre	$13,980	$12,788
Alexan Southside Place	25,496	24,866
Helios	642	23,663
Leigh House	80	80
Mira Vista	5,250	5,250
North Creek Apartments	15,248	14,964
Riverside Apartments	13,254	12,342
Strategic Portfolio (1)	18,228	10,183
Thornton Flats	4,600	4,600
Wayforth at Concord	6,500	4,683
Whetstone Apartments	—	12,932
Other	94	93
Total	$103,372	$126,444

(1)	Belmont Crossing, Georgetown Crossing, Park on the Square, Sierra Terrace and Sierra Village are collectively known as the Strategic Portfolio.

As of March 31, 2020, the Company, through wholly-owned subsidiaries of the Operating Partnership, had outstanding equity investments in thirteen joint ventures, each of which was created to develop a multifamily property.

Eight of the thirteen equity investments, Alexan CityCentre, Alexan Southside Place, Mira Vista, North Creek Apartments, Riverside Apartments, Strategic Portfolio, Thornton Flats, and Wayforth at Concord, are preferred equity investments, generate a stated preferred return on outstanding capital contributions, and the Company is not allocated any of the income or loss in the joint ventures. The joint venture is the controlling member in an entity whose purpose is to develop or operate a multifamily property.

Five of the thirteen equity investments, Arlo, Domain at The One Forty, Motif, Novel Perimeter and Vickers Historic Roswell, represent a remaining 0.5% common interest in joint ventures where the Company has previously redeemed its preferred equity investment in the joint ventures and provided a mezzanine loan. Refer to Note 6 for further information.

The preferred returns on the Company’s unconsolidated real estate joint ventures for the three months ended March 31, 2020 and 2019 are summarized below (amounts in thousands):

	Three Months Ended
	March 31,
Property	2020	2019
Alexan CityCentre	$591	$485
Alexan Southside Place	315	383
Helios (1)	(159)	331
Leigh House	—	524
Mira Vista	134	—
North Creek Apartments	476	222
Riverside Apartments	409	113
Strategic Portfolio	297	—
Thornton Flats	103	—
Wayforth at Concord	193	—
Whetstone Apartments	56	231
Preferred returns on unconsolidated joint ventures	$2,415	$2,289

(1)	Of the ($159) loss incurred at Helios, ($143) pertains to costs related to the sale of Helios.

The occupancy percentages of the Company’s unconsolidated real estate joint ventures at March 31, 2020 and December 31, 2019 are as follows:

	March 31,	December 31,
Property	2020	2019
Alexan CityCentre	90.3%	90.9%
Alexan Southside Place	93.3%	95.2%
Mira Vista	96.5%	93.5%
North Creek Apartments	(1)	(1)
Riverside Apartments	(1)	(1)
Strategic Portfolio
Belmont Crossing	91.1%	89.6%
Georgetown Crossing	86.9%	—
Park on the Square	90.0%	—
Sierra Terrace	95.6%	97.0%
Sierra Village	95.5%	86.4%
Thornton Flats	92.3%	90.4%
Wayforth at Concord	6.7%	(2)

(1)	The development has not commenced lease-up.
(2)	The development had not commenced lease-up at December 31, 2019.

Summary combined financial information for the Company’s investments in unconsolidated real estate joint ventures as of March 31, 2020 and December 31, 2019 and for the three months ended March 31, 2020 and 2019 is as follows (amounts in thousands):

	March 31,	December 31,
	2020	2019
Balance Sheets:
Real estate, net of depreciation	$673,448	$678,073
Other assets	33,133	51,212
Total assets	$706,581	$729,285

Mortgages payable	$555,889	$570,573
Other liabilities	34,267	36,129
Total liabilities	$590,156	$606,702
Members’ equity	116,425	122,583
Total liabilities and members’ equity	$706,581	$729,285

	Three Months Ended
	March 31,
	2020	2019
Operating Statement:
Rental revenues	$10,369	$7,800
Operating expenses	(6,202)	(5,134)
Income before debt service and depreciation and amortization	4,167	2,666
Interest expense, net	(7,792)	(7,233)
Depreciation and amortization	(3,723)	(3,987)
Net operating loss	(7,348)	(8,554)
Gain on sale of Whetstone and Helios, net	14,716	—
Net income (loss)	$7,368	$(8,554)

Alexan Southside Place Interests

Alexan Southside Place is developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC (“BR Bellaire BLVD”), as tenant under an 85-year ground lease. BR Bellaire BLVD has a right-of-use asset and lease liability of $17.1 million as of March 31, 2020.

Strategic Portfolio Interests

On March 20, 2020, the Company made an $8.0 million preferred equity investment in a joint venture (the “Strategic JV”) with an unaffiliated third party for the following two stabilized properties: Georgetown Crossing, located in Savannah, Georgia, and Park on the Square, located in Pensacola, Florida. These two properties, together with Belmont Crossing, Sierra Terrace and Sierra Village, are collectively known as the Strategic Portfolio. The Company will earn a 7.5% current return and a 3.0% accrued return on its total preferred equity investment in the Strategic JV, for a total preferred return of 10.5%. The Strategic JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return in each property on the earlier date which is: (i) the sale of the property, (ii) the refinancing of the loan related to the property, or (iii) the maturity date of the property loan.

Whetstone Apartments Interests

On January 22, 2020, through a subsidiary of its Operating Partnership, the Company entered into a membership interest purchase agreement to purchase 100% of the common membership interest in BR Whetstone Member, LLC from Bluerock Special Opportunity + Income Fund III, LLC, an affiliate of BRG Manager, LLC, the Company’s former Manager (the “former Manager”), for approximately $2.5 million. In conjunction with this transaction, BR Whetstone Member, LLC, along with BRG Avenue 25 TRS, LLC, a wholly-owned subsidiary of the Company’s Operating Partnership, entered into a membership purchase agreement to purchase the right to all the economic interest promote and the common membership interest of 7.5% held in the Whetstone Apartments joint venture from an unaffiliated member of the joint venture for approximately $1.9 million.

The Whetstone Apartments investment was sold on January 24, 2020. Please refer to Note 3 for further information.

Note 8 – Revolving credit facilities

The outstanding balances on the revolving credit facilities as of March 31, 2020 and December 31, 2019 are as follows (amounts in thousands):

	March 31,	December 31,
Revolving Credit Facilities	2020	2019
Amended Senior Credit Facility	$80,500	$18,000
Second Amended Junior Credit Facility	22,253	—
Total	$102,753	$18,000

Amended Senior Credit Facility

On March 6, 2020, the Company, through its Operating Partnership, entered into an amended and restated, in its entirety, Senior Credit Facility (the "Amended Senior Credit Facility"). The Amended Senior Credit Facility provides for a revolving loan with an initial commitment amount of $100 million, which commitment contains an accordion feature to a maximum total commitment of up to $350 million. Borrowings under the Amended Senior Credit Facility bear interest, at the Company’s option, at LIBOR plus 1.30% to 1.65% or the base rate plus 0.30% to 0.65%, depending on the Company’s leverage ratio. The weighted average interest rate was 2.56% at March 31, 2020. The Company pays an unused fee at an annual rate of 0.15% to 0.20% of the unused portion of the Amended Senior Credit Facility, depending on the borrowings outstanding. The Amended Senior Credit Facility matures on March 6, 2023 and contains two one-year extension options, subject to certain conditions. The Amended Senior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio and minimum tangible net worth. At March 31, 2020, the Company was in compliance with all covenants under the Amended Senior Credit Facility. The Company has guaranteed the obligations under the Amended Senior Credit Facility and has pledged certain assets as collateral.

The Amended Senior Credit Facility provides the Company with the ability to issue up to $50 million in letters of credit. While the issuance of letters of credit does not increase the Company's borrowings outstanding under the Amended Senior Credit Facility, it does reduce the availability of borrowings. At March 31, 2020, the Company had one outstanding letter of credit of $0.8 million.

Second Amended Junior Credit Facility

On November 6, 2019, the Company, through a subsidiary of its Operating Partnership, entered into a second amended and restated, in its entirety, Junior Credit Facility (the “Second Amended Junior Credit Facility"). The Second Amended Junior Credit Facility provides for a revolving loan with a maximum commitment amount of $72.5 million. Borrowings under the Second Amended Junior Credit Facility bear interest, at the Company's option, at LIBOR plus 2.75% to 3.25% or the base rate plus 1.75% to 2.25%, depending on the Company's leverage ratio. The weighted average interest rate was 5.25% at March 31, 2020. The Company pays an unused fee at an annual rate of 0.35% to 0.40% of the unused portion of the Second Amended Junior Credit Facility, depending on the borrowings outstanding. The Second Amended Junior Credit Facility matures on December 21, 2021 and contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio, minimum tangible net worth and minimum equity raise and collateral values. At March 31, 2020, the Company was in compliance with all covenants under the Second Amended Junior Credit Facility. The Company has guaranteed the obligations under the Second Amended Junior Credit Facility and has pledged certain assets as collateral.

The availability of borrowings under the revolving credit facilities at March 31, 2020 is based on the collateral and compliance with various ratios related to those assets and was approximately $51.0 million.

Note 9 – Mortgages Payable

The following table summarizes certain information as of March 31, 2020 and December 31, 2019, with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of March 31, 2020
	March 31,	December 31,		Interest-only
Property	2020	2019	Interest Rate	through date	Maturity Date
Fixed Rate:
ARIUM Grandewood (1)	$19,713	$19,713	4.35%	July 2020	July 1, 2025
ARIUM Hunter’s Creek	71,856	72,183	3.65%	(2)	November 1, 2024
ARIUM Metrowest	64,559	64,559	4.43%	May 2021	May 1, 2025
ARIUM Westside	52,150	52,150	3.68%	August 2021	August 1, 2023
Ashford Belmar	100,675	100,675	4.53%	December 2022	December 1, 2025
Ashton Reserve I	—	30,329
Avenue 25 (3)	36,566	—	4.18%	July 2022	July 1, 2027
Chattahoochee Ridge	45,338	45,338	3.25%	December 2022	December 5, 2024
Citrus Tower	41,151	41,325	4.07%	(2)	October 1, 2024
Denim	91,634	91,634	3.32%	August 2024	August 1, 2029
Element	29,260	29,260	3.63%	July 2022	July 1, 2026
Enders Place at Baldwin Park (4)	23,212	23,337	4.30%	(2)	November 1, 2022
Gulfshore Apartment Homes	46,345	46,345	3.26%	September 2022	September 1, 2029
James on South First	26,002	26,111	4.35%	(2)	January 1, 2024
Navigator Villas (5)	20,515	20,515	4.56%	June 2021	June 1, 2028
Outlook at Greystone	22,105	22,105	4.30%	June 2021	June 1, 2025
Park & Kingston	19,600	19,600	3.32%	November 2024	November 1, 2026
Pine Lakes Preserve	26,950	26,950	3.95%	Interest-only	November 1, 2023
Plantation Park	26,625	26,625	4.64%	July 2024	July 1, 2028
Providence Trail	47,950	47,950	3.54%	July 2021	July 1, 2026
Roswell City Walk	50,764	51,000	3.63%	(2)	December 1, 2026
The Brodie	34,037	34,198	3.71%	(2)	December 1, 2023
The Links at Plum Creek	40,000	40,000	4.31%	April 2020	October 1, 2025
The Mills	25,669	25,797	4.21%	(2)	January 1, 2025
The Preserve at Henderson Beach	48,490	48,490	3.26%	September 2028	September 1, 2029
The Reserve at Palmer Ranch	41,348	41,348	4.41%	May 2020	May 1, 2025
The Sanctuary	33,707	33,707	3.31%	Interest-only	August 1, 2029
Villages of Cypress Creek	26,200	26,200	3.23%	October 2020	October 1, 2022 (6)
Wesley Village	39,952	40,111	4.25%	(2)	April 1, 2024
Total Fixed Rate	1,152,373	1,147,555

Floating Rate (7):
ARIUM Glenridge	49,500	49,500	2.85%	September 2021	September 1, 2025
ARIUM Grandewood (1)	19,672	19,672	2.92%	July 2020	July 1, 2025
Ashton Reserve II	—	15,213
Cade Boca Raton	23,500	23,500	3.09%	June 2022	January 1, 2025
Marquis at The Cascades I	32,130	32,284	3.13%	(2)	June 1, 2024 (8)
Marquis at The Cascades II	22,423	22,531	3.13%	(2)	June 1, 2024 (8)
Marquis at TPC	—	16,468
The District at Scottsdale (9)	82,200	82,200	2.05%	Interest-only	December 11, 2020 (10)
Veranda at Centerfield	26,100	26,100	2.83%	July 2021	July 26, 2023 (6)
Total Floating Rate	255,525	287,468
Total	1,407,898	1,435,023
Fair value adjustments	2,442	1,815
Deferred financing costs, net	(10,918)	(11,581)
Total continuing operations	$1,399,422	$1,425,257

Held for Sale:
Ashton Reserve I	30,188	—	4.67%	(2)	December 1, 2025
Ashton Reserve II (7)	15,213	—	3.02%	August 2022	August 1, 2025
Marquis at TPC (7)	16,378	—	3.13%	(2)	June 1, 2024 (8)
Fair value adjustments	565	—
Deferred financing costs, net	(426)	—
Total held for sale	61,918	—
Total mortgages payable	$1,461,340	$1,425,257

(1)	ARIUM Grandewood has a fixed rate loan and a floating rate loan.
(2)	The loan requires monthly payments of principal and interest.
(3)	The principal balance includes a $29.7 million loan at a fixed rate of 4.02% and a $6.9 million supplemental loan at a fixed rate of 4.86%.

(4)	The principal balance includes a $15.8 million loan at a fixed rate of 3.97% and a $7.5 million supplemental loan at a fixed rate of 5.01%.
(5)	The principal balance includes a $14.8 million loan at a fixed rate of 4.31% and a $5.7 million supplemental loan at a fixed rate of 5.23%.
(6)	The loan has two one-year extension options subject to certain conditions.
(7)	Other than The District at Scottsdale, all the Company’s floating rate loans bear interest at one-month LIBOR + margin. In March 2020, one-month LIBOR in effect was 1.52%. LIBOR rate is subject to a rate cap. Refer to Note 11 for further information.
(8)	The loan can be extended, subject to certain conditions, in connection with an election to convert to a fixed interest rate loan.
(9)	The loan bears interest at a floating rate of one or three-month LIBOR + margin, at the Company's discretion. The loan is not subject to a rate cap.
(10)	The loan has a six-month extension option, subject to certain conditions.

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

Master Credit Facility with Fannie Mae

On April 30, 2018, the Company, through certain subsidiaries of the Operating Partnership, entered into a Master Credit Facility Agreement (the “Fannie Facility”), which was issued through Fannie Mae’s Multifamily Delegated Underwriting and Servicing Program. The Fannie Facility includes certain restrictive covenants, including indebtedness, liens, investments, mergers  and asset sales, and distributions. The Fannie Facility also contains events of default, including payment defaults, covenant defaults, bankruptcy events, and change of control events. Each note under the Fannie Facility is cross-defaulted and cross-collateralized and the Company has guaranteed the obligations under the Fannie Facility. As of March 31, 2020, the mortgage loans secured by ARIUM Grandewood, ARIUM Metrowest, Ashton Reserve II and Outlook at Greystone were issued under the Fannie Facility.

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

Debt maturities

As of March 31, 2020, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2020 (April 1–December 31) (1)	$89,163
2021	12,452
2022	63,574
2023	154,094
2024	290,267
Thereafter	860,127
$1,469,677
Add: Unamortized fair value debt adjustment	3,007
Subtract: Deferred financing costs, net	(11,344)
Total	$1,461,340

(1)	$82.2 million represents a loan in connection with The District at Scottsdale. The loan has a December 2020 maturity date and contains a six-month extension option, subject to certain conditions.

The net book value of real estate assets providing collateral for these above borrowings, including the Amended Senior Credit Facility, Second Amended Junior Credit Facility and Fannie Facility, was $2,072.2 million as of March 31, 2020.

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

In determining fair value, observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions; preference is given to observable inputs. In accordance with accounting principles generally accepted in the Unites States of America ("GAAP") and as defined in ASC Topic 820, "Fair Value Measurement" ("ASC Topic 820"), these two types of inputs create the following fair value hierarchy:

● Level 1:	Quoted prices for identical instruments in active markets
● Level 2:

Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable

● Level 3:	Significant inputs to the valuation model are unobservable

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

Financial Instrument Fair Value Disclosures

As of March 31, 2020 and December 31, 2019, the carrying values of cash and cash equivalents, accounts receivable, due to and due from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable from related parties approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

As of March 31, 2020 and December 31, 2019, based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $1,517.0 million and $1,436.2 million, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $1,472.7 million and $1,436.8 million, respectively. The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs, as defined in ASC Topic 820) for similar types of borrowing arrangements.

Note 11 – Derivative Financial Instruments

Risk Management Objective of Using Derivatives

The Company is exposed to certain risks arising from both its business operations and economic conditions. The Company principally manages its exposures to a wide variety of business and operational risks through management of its core business activities. The Company manages economic risks, including interest rate, liquidity, and credit risk, primarily by managing the amount, sources, and duration of its assets and liabilities and the use of derivative financial instruments. Specifically, the Company enters into derivative financial instruments to manage exposures that arise from business activities that result in the receipt or payment of future known and uncertain cash amounts, the value of which are determined by interest rates. The Company’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Company’s known or expected cash payments principally related to the Company’s borrowings.

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

As of March 31, 2020, the Company had interest rate caps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying floating interest rate for $204.9 million of the Company’s floating rate mortgage debt. The Company also has an interest rate cap of $50.0 million covering its credit facilities which currently have $102.8 million outstanding as of March 31, 2020.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2020 and December 31, 2019, and the effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2020 and 2019 (amounts in thousands):

					The Effect of Derivative
					Instruments on the Statements
Derivatives not		Fair values of dervivative			of Operations
designated as hedging		instruments			Three Months Ended
instruments under		March 31,	December 31,	Location of Gains or (Loss)	March 31,
ASC 815-20	Balance Sheet Location	2020	2019	Recognized in Income	2020	2019
Interest rate caps	Accounts receivable, prepaids and other assets	$40	$22	Interest Expense	$29	$(1,688)

Note 12 – Related Party Transactions

Administrative Services Agreement

In October 2017, the Company entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with Bluerock Real Estate, LLC and its affiliate, Bluerock Real Estate Holdings, LLC (together “BRE”). Pursuant to the Administrative Services Agreement, BRE provides the Company with certain human resources, investor relations, marketing, legal and other administrative services (the “Services”). The Services are provided on an at-cost basis, generally allocated based on the use of such Services for the benefit of the Company’s business, and are invoiced on a quarterly basis. In addition, the Administrative Services Agreement permits, from time to time, certain employees of the Company to provide or cause to be provided services to BRE, on an at-cost basis, generally allocated based on the use of such services for the benefit of the business of BRE, and otherwise subject to the terms of the Services provided by BRE to the Company under the Administrative Services Agreement. Payment by the Company of invoices and other amounts payable under the Administrative Services Agreement will be made in cash or, in the sole discretion of the Company’s board of directors (the “Board”), in the form of fully-vested LTIP Units. The term of the Administrative Services Agreement expires on October 31, 2020 unless the Company renews and will automatically terminate (i) upon termination by the Company of all Services, or (ii) in the event of non-renewal by the Company.

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

Recorded as part of general and administrative expenses, operating expense reimbursements of $0.3 million and $0.7 million were expensed during the three months ended March 31, 2020 and 2019, respectively. Operating expense reimbursements of $0.5 million for the three months ended December 31, 2019 were paid through the issuance of 42,640 LTIP Units on February 18, 2020.

In connection with the Company moving its New York (Manhattan) headquarters, effective on February 15, 2019, BRE and the Company jointly and severally, on the one hand, and an unaffiliated third party landlord, on the other hand, entered into a sublease for separate corporate space (the “Current NY Premises Sublease”) located at 1345 Avenue of the Americas, New York, New York (the “Current NY Premises”). BRE and the Company have also entered into a Leasehold Cost-Sharing Agreement (the “Leasehold Cost-Sharing Agreement”) with respect to the Current NY Premises, to provide for the allocation and sharing between BRE and the Company of the costs under the Current NY Premises Sublease, including costs associated with tenant improvements. The Current NY Premises Sublease permits the Company and certain of its respective subsidiaries and/or affiliates to share occupancy of the Current NY Premises with BRE. Under the Current NY Premises Sublease, the Company, through its Operating Partnership, issued a $750,000 letter of credit under the Amended Senior Credit Facility as a security deposit, and BRE is obligated under the Leasehold Cost-Sharing Agreement to indemnify and hold the Company harmless from loss if there is a claim under such letter of credit. Payment by the Company of any amounts payable under the Leasehold Cost-Sharing Agreement to BRE will be made in cash or, in the sole discretion of the Board, in the form of fully-vested LTIP Units.

Pursuant to the terms of the Administrative Services Agreement and the Leasehold Cost-Sharing Agreement, summarized below are the related party amounts payable to BRE as of March 31, 2020 and December 31, 2019 (amounts in thousands):

	March 31,	December 31,
	2020	2019
Amounts Payable to BRE under the Administrative Services Agreement, net
Operating and direct expense reimbursements	$306	$281
Offering expense reimbursements	391	183
Total expense reimbursement amounts payable to BRE	$697	$464

Amounts Payable to BRE under the Leasehold Cost-Sharing Agreement
Operating and direct expense reimbursements	$209	$186
Capital improvement cost reimbursements	—	40
Total expense and cost reimbursement amounts payable to BRE	$209	$226
Total	$906	$690

As of March 31, 2020 and December 31, 2019, the Company had $0.1 million and $0.1 million, respectively, in payables due to related parties other than BRE.

As of March 31, 2020 and December 31, 2019, the Company had $2.0 million and $4.1 million, respectively, in receivables due from related parties other than BRE, primarily for accrued preferred returns on unconsolidated real estate investments for the most recent month.

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Series T Preferred Stock and the previous offering of the Series B Preferred Stock, the Company engaged a related party as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees.  The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurs costs in excess of the 10%, which costs are borne by the dealer manager without reimbursement by the Company. For the three months ended March 31, 2020, the Company has incurred $4.0 million in selling commissions and discounts and $1.7 million in dealer manager fees and discounts related to its Series T Preferred Offering. For the three months ended March 31, 2019, the Company incurred $3.1 million in selling commissions and discounts and $1.3 million in dealer manager fees and discounts related to its previous Series B Preferred Offering. In addition, BRE was reimbursed for offering costs of $0.2 million in conjunction with the Series T Preferred Offering during the three months ended March 31, 2020 and reimbursed $0.3 million in conjunction with the previous Series B Preferred Offering during the three months ended March 31, 2019. The selling commissions, dealer manager fees, discounts and reimbursements for offering costs were recorded as a reduction to the proceeds of the offering.

Notes and interest receivable from related parties

The Company provides mezzanine loans to related parties in conjunction with the developments of multifamily communities. Please refer to Notes 6 and 7 and the Company’s Form 10-K for the year ended December 31, 2019 for further information.

Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The Company invests with related parties in various joint ventures in which the Company owns either preferred or common interests. Please refer to Note 7 and the Company’s Form 10-K for the year ended December 31, 2019 for further information.

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

The following table reconciles the components of basic and diluted net loss per common share (amounts in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Net loss attributable to common stockholders	$(16,493)	$(12,093)
Dividends on restricted stock and LTIP Units expected to vest	(325)	(231)
Basic net loss attributable to common stockholders	$(16,818)	$(12,324)

Weighted average common shares outstanding (1)	24,087,811	23,123,616
Potential dilutive shares (2)	—	—
Weighted average common shares outstanding and potential dilutive shares (1)	24,087,811	23,123,616

Net loss per common share, basic	$(0.70)	$(0.53)
Net loss per common share, diluted	$(0.70)	$(0.53)

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

(1)	Amounts relate to shares of the Company’s Class A and Class C common stock outstanding.

(2)	For the three months ended March 31, 2020 and March 31, 2019, the following are excluded from the diluted shares calculation as the effect is antidilutive: a) warrants outstanding from issuances in conjunction with the Company’s Series B Preferred Stock offerings that are potentially exercisable for 11,058 and 12,299 shares of Class A common stock, respectively, and b) potential vesting of restricted stock to employees for 45,572 and no shares of Class A common stock, respectively.

Series B Redeemable Preferred Stock Offering

On December 20, 2019, the Company made the final issuance of Series B Preferred Stock pursuant to the Series B Preferred Offering, and on February 11, 2020, the Board formally approved the termination of the Series B Preferred Offering. As of December 31, 2019, the Company sold 549,154 shares of Series B Preferred Stock and 549,154 Warrants to purchase 10,983,080 shares of Class A common stock for net proceeds of approximately $494.2 million after commissions, dealer manager fees and discounts.

During the three months ended March 31, 2020, the Company, at the request of holders, redeemed 1,179 Series B Preferred shares through the issuance of 108,149 Class A common shares and redeemed 67 Series B Preferred shares for $0.06 million in cash. In November 2019, the Company began initiating redemptions of Series B Preferred Stock, and during the three months ended March 31, 2020, redemptions initiated by the Company resulted in 15,807 shares of Series B Preferred Stock redeemed through the issuance of 1,334,501 Class A common shares.

As of March 31, 2020, the Company had 544,954 outstanding warrants from the Series B Preferred Offering. The Warrants are exercisable by the holder at an exercise price of 120% of the market price per share of Class A Common Stock on the date of issuance of such Warrant, with a minimum exercise price of $10.00 per share. The market price per share of our Class A common stock was determined using the volume weighted average price per share of our Class A common stock for the 20 trading days prior to the date of issuance of such Warrant, subject to the minimum exercise price of $10.00 per share (subject to adjustment). One Warrant is exercisable by holder to purchase 20 shares of Class A common stock. The warrants are exercisable one year following the date of issuance and expire four years following the date of issuance. As of March 31, 2020, a total of 3,748 Warrants had been exercised into 48,663 shares of Class A Common stock. The outstanding Warrants have exercise prices ranging from $10.00 to $16.28 per share.

Series T Redeemable Preferred Stock Offering

The Company issued 2,297,112 shares of Series T Preferred Stock under a continuous registered offering with net proceeds of approximately $51.7 million after commissions, dealer manager fees and discounts of approximately $5.7 million during the three months ended March 31, 2020. As of March 31, 2020, the Company has sold 2,314,512 shares of Series T Preferred Stock for net proceeds of approximately $52.1 million after commissions, dealer manager fees and discounts. As of March 31, 2020, the Company has not redeemed any Series T Preferred shares.

The Company has a dividend reinvestment plan that allows for participating stockholders to have their Series T Preferred Stock dividend distributions automatically reinvested in additional shares of Series T Preferred Stock at a price of $25.00 per share. The Company plans to issue shares of Series T Preferred Stock to cover shares required for investment.

At-the-Market Offerings

In September 2019, the Company and its Operating Partnership entered into an At Market Issuance Sales Agreement with respect to the offering and sale of up to $100,000,000 in shares of Class A common stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE American, or on any other existing trading market for Class A common stock or through a market maker (the “Class A Common Stock ATM Offering”). During the quarter ended March 31, 2020, the Company issued 166,873 shares through the Class A Common Stock ATM Offering at a weighted average price of $12.10 per share with net proceeds of $2.0 million. During the life of the Class A Common Stock ATM Offering, the Company has issued a total of 621,110 shares at a weighted average price of $12.01 per share with net proceeds of $7.3 million.

Class A Common Stock Repurchase Program

In December 2019, the Company authorized stock repurchase plans for the repurchase of up to an aggregate of $50 million of the Company’s outstanding shares of Class A common stock, to be conducted in accordance with the Rules 10b5-1 and 10b-18 of the Exchange Act. The stock repurchase will terminate upon the earlier to occur of certain specified events as set forth therein. The extent to which the Company repurchases shares of its Class A common stock under the repurchase plans, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. Repurchases under the stock repurchase plans may be made in the open market or through privately negotiated transactions, subject to certain price limitations and other conditions established thereunder. Open market repurchases will be structured to occur within the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act. During the three months ended March 31, 2020, the Company purchased 1,028,293 shares of Class A common stock for a total purchase price of approximately $11.6 million.

The following table is a summary of the Class A common stock repurchase activity during the quarter ended March 31, 2020:

			Cumulative Number of	Maximum Dollar Value
	Total Number	Weighted	Shares Purchased as	of Shares that May Yet
	of Shares	Average Price	Part of the Publicly	Be Purchased Under
Period	Purchased	Paid Per Share	Announced Plan	the Plan
First quarter 2020	1,028,293	$11.29	1,086,176	$37,710,717

Operating Partnership and Long-Term Incentive Plan Units

As of March 31, 2020, limited partners other than the Company owned approximately 28.91% of the common units of the Operating Partnership ( 6,384,467 OP Units, or 18.84%, is held by OP Unit holders, and 3,411,026 LTIP Units, or 10.07%, is held by LTIP Unit holders, including 5.64% which are not vested at March 31, 2020).  Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash.  LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock, or, at the Company’s election, cash.

Equity Incentive Plans

LTIP Unit Grants

On January 1, 2020, the Company granted certain equity grants of LTIP Units to various executive officers under the Third Amended 2014 Incentive Plans pursuant to the executive officers’ employment and service agreements as time-based LTIP Units and performance-based LTIP Units.  All such LTIP Unit grants require continuous employment for vesting.  The time-based LTIP Units were comprised of 247,138 LTIP Units that vest over approximately three years.  The performance-based LTIP Units were comprised of 494,279 LTIP Units, which are subject to a three-year performance period and will thereafter vest upon successful achievement of performance-based conditions.

In addition, on January 1, 2020, the Company granted 7,126 LTIP Units pursuant to the Third Amended 2014 Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. Such LTIP Units were fully vested upon issuance and the Company recognized expense of $0.3 million immediately based on the fair value at the date of grant.

The Company recognizes compensation expense ratably over the requisite service periods for time-based LTIP Units based on the fair value at the date of grant; thus, the Company recognized compensation expense of approximately $0.9 million and $0.9 million during the three months ended March 31, 2020 and 2019, respectively.  The Company recognizes compensation expense based on the fair value at the date of grant and the probability of achievement of performance criteria over the performance period for performance-based LTIP Units; thus, the Company recognized approximately $0.9 million and $0.4 million during the three months ended March 31, 2020 and 2019, respectively.

As of March 31, 2020, there was $12.8 million of total unrecognized compensation cost related to unvested LTIP Units granted under the Incentive Plans. The remaining cost is expected to be recognized over a period of 2.4 years.

Restricted Stock Grants

On April 1, 2019, the Company provided restricted stock grants (“RSGs”) to employees under the Incentive Plans. The RSGs vest in three equal consecutive one-year tranches from the date of grant. The RSGs were comprised of 90,694 shares of Class A common stock with a fair value of $10.65 per RSG and a total fair value of $1.0 million. The Company recognized compensation expense of approximately $0.1 million during the three months ended March 31, 2020. The remaining compensation expense of $0.4 million is expected to be recognized over the remaining 2.0 years.

Distributions

	Payable to stockholders
Declaration Date	of record as of	Amount	Date Paid or Payable
Class A Common Stock
December 6, 2019	December 24, 2019	$0.162500	January 3, 2020
March 13, 2020	March 25, 2020	$0.162500	April 3, 2020
Class C Common Stock
December 6, 2019	December 24, 2019	$0.162500	January 3, 2020
March 13, 2020	March 25, 2020	$0.162500	April 3, 2020
Series A Preferred Stock
December 6, 2019	December 24, 2019	$0.515625	January 3, 2020
March 13, 2020	March 25, 2020	$0.515625	April 3, 2020
Series B Preferred Stock
October 31, 2019	December 24, 2019	$5.00	January 3, 2020
January 13, 2020	January 24, 2020	$5.00	February 5, 2020
January 13, 2020	February 25, 2020	$5.00	March 5, 2020
January 13, 2020	March 25, 2020	$5.00	April 3, 2020
Series C Preferred Stock
December 6, 2019	December 24, 2019	$0.4765625	January 3, 2020
March 13, 2020	March 25, 2020	$0.4765625	April 3, 2020
Series D Preferred Stock
December 6, 2019	December 24, 2019	$0.4453125	January 3, 2020
March 13, 2020	March 25, 2020	$0.4453125	April 3, 2020
Series T Preferred Stock (1)
December 20, 2019	December 24, 2019	$0.128125	January 3, 2020
January 13, 2020	January 24, 2020	$0.128125	February 5, 2020
January 13, 2020	February 25, 2020	$0.128125	March 5, 2020
January 13, 2020	March 25, 2020	$0.128125	April 3, 2020

(1)	Shares of newly issued Series T Preferred Stock that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series T Preferred Stock was outstanding.

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

Distributions declared and paid for the three months ended March 31, 2020 were as follows (amounts in thousands):

	Distributions
2020	Declared	Paid
First Quarter
Class A Common Stock	$3,901	$3,816
Class C Common Stock	12	12
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	7,848	7,867
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,269
Series T Preferred Stock	373	130
OP Units	1,037	1,037
LTIP Units	554	347
Total first quarter 2020	$19,051	$18,535

Note 14 – Commitments and Contingencies

On March 4, 2020, the Company acquired land for $3.1 million and simultaneously structured and entered into a ground lease (the "Zoey Ground Lease") as part of the ground lease tenant's development of a multi-family property in Austin, Texas. The Company committed to provide the ground lease tenant a $20.4 million leasehold improvement allowance with funding subject to certain conditions. As of March 31, 2020, none of the leasehold improvement allowance has been funded.

The Company is subject to various legal actions and claims arising in the ordinary course of business. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations or liquidity of the Company.

Note 15 – Subsequent Events

Declaration of Dividends

	Payable to stockholders
Declaration Date	of record as of	Amount	Paid / Payable Date
Class A Common Stock
May 9, 2020	June 25, 2020	$0.162500	July 2, 2020
Class C Common Stock
May 9, 2020	June 25, 2020	$0.162500	July 2, 2020
Series A Preferred Stock
May 9, 2020	June 25, 2020	$0.515625	July 2, 2020
Series B Preferred Stock
April 14, 2020	April 24, 2020	$5.00	May 5, 2020
May 9, 2020	May 22, 2020	$5.00	June 5, 2020
May 9, 2020	June 25, 2020	$5.00	July 2, 2020
Series C Preferred Stock
May 9, 2020	June 25, 2020	$0.4765625	July 2, 2020
Series D Preferred Stock
May 9, 2020	June 25, 2020	$0.4453125	July 2, 2020
Series T Preferred Stock (1)
April 14, 2020	April 24, 2020	$0.128125	May 5, 2020
May 9, 2020	May 22, 2020	$0.128125	June 5, 2020
May 9, 2020	June 25, 2020	$0.128125	July 2, 2020

(1)	Shares of newly issued Series T Preferred Stock that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series T Preferred Stock was outstanding.

Distributions Paid

The following distributions were declared and/or paid to the Company’s stockholders, as well as holders of OP and LTIP Units, subsequent to March 31, 2020 (amounts in thousands):

	Declaration			Distributions	Total
Shares	Date	Record Date	Date Paid	per Share	Distribution
Class A Common Stock	March 13, 2020	March 25, 2020	April 3, 2020	$0.162500	$3,901
Class C Common Stock	March 13, 2020	March 25, 2020	April 3, 2020	$0.162500	$12
Series A Preferred Stock	March 13, 2020	March 25, 2020	April 3, 2020	$0.515625	$2,950
Series B Preferred Stock	January 13, 2020	March 25, 2020	April 3, 2020	$5.000000	$2,597
Series C Preferred Stock	March 13, 2020	March 25, 2020	April 3, 2020	$0.4765625	$1,107
Series D Preferred Stock	March 13, 2020	March 25, 2020	April 3, 2020	$0.4453125	$1,269
Series T Preferred Stock	January 13, 2020	March 25, 2020	April 3, 2020	$0.128125	$244
OP Units	March 13, 2020	March 25, 2020	April 3, 2020	$0.162500	$1,037
LTIP Units	March 13, 2020	March 25, 2020	April 3, 2020	$0.162500	$407

Series B Preferred Stock	April 14, 2020	April 24, 2020	May 5, 2020	$5.000000	$2,593
Series T Preferred Stock	April 14, 2020	April 24, 2020	May 5, 2020	$0.128125	$344
Total					$16,461

Sale of Ashton Reserve

On April 14, 2020, the Company closed on the sale of Ashton Reserve, located in Charlotte, North Carolina, pursuant to the terms and conditions of two separate purchase and sales agreements. The properties were sold for approximately $84.6 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the properties in the amount of $45.4 million, the payment of early extinguishment of debt costs of $7.1 million and payment of closing costs and fees of $0.8 million, the sale of the properties generated net proceeds of approximately $31.2 million.

Sale of Marquis at TPC

On April 17, 2020, the Company closed on the sale of Marquis at TPC, located in San Antonio, Texas. The property was sold for $22.5 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the property in the amount of $16.3 million, the sale of the property generated net proceeds of approximately $5.9 million, of which the Company’s pro rata share of the proceeds was approximately $5.3 million.

Sale of Enders Place at Baldwin Park

On April 21, 2020, the Company closed on the sale of Enders Place at Baldwin Park, located in Orlando, Florida. The property was sold for approximately $53.2 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the property in the amount of $23.2 million, the payment of early extinguishment of debt costs of $2.2 million and payment of closing costs and fees of $0.9 million, the sale of the property generated net proceeds of approximately $26.1 million, of which the Company’s pro rata share of the proceeds was approximately $24.0 million.

Acquisition of Additional Interest in The Brodie

On April 24, 2020, the Company purchased the non-controlling partner’s interest in The Brodie for $3.5 million, increasing the Company’s interest in the property from 93% to 100%.

Novel Perimeter Mezzanine Financing

On May 5, 2020, the Company increased its mezzanine loan commitment to BR Perimeter JV Member, LLC to $23.8 million, of which $21.7 million was funded as of May 8, 2020. In exchange for increasing its loan commitment, the Company received the right to exercise an option to purchase, at the greater of a 2.5 basis point discount to fair market value or 15% internal rate of return for Bluerock Special Opportunity + Income Fund III, LLC, an affiliate of the former Manager, up to a 100% common membership interest in BR Perimeter JV Member, LLC.

Motif Mezzanine Financing

On March 31, 2020, the Motif Mezz Loan borrower paid down $8.0 million of the Motif Mezz Loan principal balance and on May 8, 2020, at the borrower’s request, the Company amended the Motif Mezz Loan agreement to re-lend $8.0 million to the Motif Mezz Loan borrower. The Company funded the full $8.0 million to the Motif Mezz Loan borrower, increasing the outstanding Motif Mezz Loan balance to $74.6 million.

The Commons Interests

On May 8, 2020, the Company made a $3.9 million preferred equity investment in the Strategic JV with an unaffiliated party for The Commons, a stabilized property located in Jacksonville, Florida and the sixth property in the Strategic Portfolio. The Company will earn a 7.5% current return and a 3.0% accrued return for a total preferred return of 10.5%. The Strategic JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on the earlier date which is: (i) the sale of the property, (ii) the refinancing of the loan related to the property, or (iii) the maturity date of the property loan.

The Park at Chapel Hill Mezzanine Financing

On March 31, 2020, the Company received a paydown of $21.0 million on the Chapel Hill Mezz Loan, reducing the outstanding principal balance to $8.5 million. On May 9, 2020, at the request of the Chapel Hill Mezz Loan borrower, the Company’s Audit Committee authorized the amendment of the Chapel Hill Mezz Loan agreement to permit the Chapel Hill Mezz Loan borrower to re-borrow $2.0 million. As of May 11, 2020, the Company has not funded the $2.0 million loan.

Share Repurchase Plans

On May 9, 2020, the Board authorized the modification of the Company’s existing share repurchase plans to provide for the repurchase, from time to time, of up to an aggregate of $50.0 million in shares of its Class A Common Stock, 8.250% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), 7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series C Preferred Stock”), and/or 7.125% Series D Cumulative Preferred Stock, $0.01 par value per share (“Series D Preferred Stock”). The repurchase plans will be conducted in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The repurchase plans will terminate upon the earliest to occur of certain specified events as set forth therein. The extent to which the Company repurchases shares of its Class A Common Stock, Series A Preferred Stock, Series C Preferred Stock, and/or Series D Preferred Stock, and the timing of any such purchases, will depend on a variety of factors including general business and market conditions and other corporate considerations. Share repurchases under the repurchase plans may be made in the open market or through privately negotiated transactions, subject to certain price limitations and other conditions established under the plans. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Act.

COVID-19

The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business and communities, including how it will continue to impact its tenants and business partners and service providers. While the Company did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, it cannot predict the impact that the COVID-19 pandemic will have on its financial condition, results of operations and cash flows due to numerous uncertainties, including without limitation, the uncertain scope and evolving nature of the COVID-19 pandemic and the effects of the government and private sector measures to address it.

As of May 9, 2020, the Company collected 96% of April rents and 90% of May rents, including the properties in its preferred and mezzanine loan investments. In addition, there are approximately 1% of tenants on rent deferral payment plans for April rents and approximately 2% of tenants on rent deferral payment plans for May rents, which the Company provided as a result of hardships these tenants are experiencing due to the COVID-19 impact. Although the Company expects to continue to receive tenant requests for rent deferrals in the coming months, the Company does not expect to waive its contractual rights under its lease agreements. Further, while occupancy remains strong at 94.3% as of April 30, 2020, in future periods, the Company may experience reduced levels of tenant retention as well as reduced foot traffic and lease applications from prospective tenants as a result of the impact of COVID-19.

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

Currently, one of the most significant factors, however, is the potential adverse effect of the current pandemic of the novel coronavirus (“COVID-19”) on the financial condition, results of operations, cash flows and performance of the Company and its tenants of our properties, business partners within our network and service providers, as well as the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts the Company and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact (including governmental actions that may vary by jurisdiction, such as mandated business closing; “stay-at-home” orders; limits on group activity; and actions to protect residential tenants from eviction), and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this Quarterly Report on Form 10-Q, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

Additional factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the factors included in this Quarterly Report on Form 10-Q, including those set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	use of proceeds of the Company’s securities offerings;
●	the competitive environment in which we operate;
●	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;

●	risks associated with geographic concentration of our investments;
●	decreased rental rates or increasing vacancy rates;
●	our ability to lease units in newly acquired or newly constructed apartment properties;
●	potential defaults on or non-renewal of leases by tenants;
●	creditworthiness of tenants;
●	our ability to obtain financing for and complete acquisitions under contract at the contemplated terms, or at all;
●	development and acquisition risks, including rising and unanticipated costs, delays in timing, abandonment of opportunities, and failure of such acquisitions and developments to perform in accordance with projections;
●	the timing of acquisitions and dispositions;
●	the performance of our network of leading regional apartment owner/operators with which we invest, including through controlling positions in joint ventures;
●	potential natural disasters such as hurricanes, tornadoes and floods;
●	national, international, regional and local economic conditions;
●	Board determination as to timing and payment of dividends, and our ability to pay future distributions at the dividend rates we have paid historically;
●	the general level of interest rates;
●	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;
●	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;
●	lack of or insufficient amounts of insurance;
●	our ability to maintain our qualification as a REIT;
●	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and
●	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us or a subsidiary owned by us or acquired by us.

Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this report. All forward-looking statements are made as of the date of this report and the risk that actual results will differ materially from the expectations expressed in this report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this report, whether as a result of new information, future events, changed circumstances or any other reason. The forward-looking statements should be read in light of the risk factors set forth in Item 1A of this Quarterly Report on Form 10-Q, in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2020, and subsequent filings by us with the SEC, or (“Risk Factors”).

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

As of March 31, 2020, our portfolio consisted of investments held in fifty-six real estate properties, consisting of thirty-seven consolidated operating properties and nineteen properties through preferred equity, mezzanine loan or ground lease investments. Of the property interests held through preferred equity, mezzanine loan or ground lease investments, four are under development, five are in lease-up and ten properties are stabilized. The fifty-six properties contain an aggregate of 16,466 units, comprised of 12,356 consolidated operating units and 4,110 units through preferred equity, mezzanine loan or ground lease investments. As of March 31, 2020, our consolidated operating properties were approximately 94.3% occupied.

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

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and apartment communities, including how it will impact our tenants and business partners. While we did not incur any significant impact on our performance during the three months ended March 31, 2020 from the COVID-19 pandemic, going forward we cannot predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 across the globe, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Certain states and cities, including where we own communities, have developments and where our Company has places of business located, have also reacted by instituting quarantines, restrictions on travel, “stay-at-home” orders, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. We cannot predict if additional states and cities will implement similar restrictions or when restrictions currently in place will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which our tenants are employed. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. We also are unable to predict the impact that COVID-19 will have on our tenants, business partners within our network and service providers; and therefore, any material effect on these parties could adversely impact us.

As of May 9, 2020, we collected 96% of April rents and 90% of May rents, including the properties in our preferred and mezzanine loan investments. In addition, there are approximately 1% of tenants on rent deferral payment plans for April rents and approximately 2% of tenants on rent deferral payment plans for May rents, which we provided as a result of hardships these tenants are experiencing due to the COVID-19 impact. Although we expect to continue to receive tenant requests for rent deferrals in the coming months, we do not expect to waive our contractual rights under our lease agreements. Further, while occupancy remains strong at 94.3% as of April 30, 2020, in future periods, we may experience reduced levels of tenant retention as well as reduced foot traffic and lease applications from prospective tenants as a result of the impact of COVID-19.

The impact of the COVID-19 pandemic on our rental revenue for the second quarter of 2020 and thereafter cannot be determined at present. The situation surrounding the COVID-19 pandemic remains uncertain, and we are actively managing our response in collaboration with business partners in our network and service providers and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.” While we expect COVID-19 to adversely impact our tenants in the short term, we believe the knowledge economy renter by choice targeted by our Class A affordable rent strategy should be less impacted by COVID-19 related job loss, which should provide a downside buffer in the interim and allow us to reaccelerate rent growth more quickly once more economic certainty exists around the COVID-19 pandemic.

Since the beginning of the COVID-19 pandemic, we have taken actions to prioritize the health and well-being of our tenants and our employees, while maintaining our high standard of service. As of May 9, 2020, all our properties are open and are complying with federal, state and local shelter-in-place orders. In keeping with such orders, we have implemented, and may continue to implement, operational changes, including the adoption of social distancing practices and a virtual office philosophy. Our property offices have reduced hours of operation with staggered staffing to handle essential service requests only, and all communication with staff, as well as payment of rent and the execution and renewal of leases, are addressed via phone, e-mail, or our online tenant portal. Non-essential amenity areas at our communities, including on-site fitness centers, pools and clubhouses, have been closed, and protocols have been implemented for the sanitization of community common areas (including handrails, doors and elevators).

In response to shelter-in-place orders, our corporate offices have also transitioned to a remote work environment. There can be no assurances that the continuation of such remote work arrangements for an extended period of time will not strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, or impair our ability to manage our business.

Other Significant Developments

During the three months ended March 31, 2020, we acquired two operating multifamily properties in which we have full ownership, representing an aggregate of 610 units, for an aggregate purchase price of $138.1 million. These properties are located in Phoenix, Arizona and Cumming, Georgia. We also purchased a parcel of land in Austin, Texas and entered into a ground lease with an unaffiliated ground lease tenant.

We increased our investment in a joint venture through increased preferred equity investments of approximately $8.0 million, representing an aggregate of 408 units. These properties are located in Savannah, Georgia and Pensacola, Florida. We also increased our preferred equity investments in Alexan CityCentre, Alexan Southside Place, North Creek Apartments, Riverside Apartments and Wayforth at Concord by approximately $4.8 million.

We provided increased mezzanine funding to Arlo and Domain at The One Forty of approximately $1.6 million and received mezzanine loan payments from Motif and The Park at Chapel Hill of $29.0 million.

We sold an asset underlying an unconsolidated joint venture and sold one operating property for an aggregate sale price of approximately $112.1 million.

Acquisition of Real Estate

			Ownership	Purchase
Property	Location	Date	Interest	Price	Mortgage
Avenue 25	Phoenix, AZ	January 23, 2020	100%	$55,600	$36,566	(1)
Falls at Forsyth	Cumming, GA	March 6, 2020	100%	82,500		(2)

(1)	Mortgage balance includes a $29.7 million loan assumption and a $6.9 million supplemental loan secured by the Avenue 25 property.
(2)	We funded $79.9 million of the purchase price with proceeds from our Amended Senior Credit Facility secured by the Falls at Forsyth property. Refer to Note 8 “Revolving Credit Facilities” of our consolidated financial statements for further information about our Amended Secured Credit Facility.

Sale of Helios

On January 8, 2020, the underlying asset of an unconsolidated joint venture located in Atlanta, Georgia known as Helios was sold for approximately $65.6 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of existing mortgage indebtedness encumbering the property in the amount of $39.5 million and the payment of early extinguishment of debt costs, closing costs and fees, our pro rata share of the net proceeds was $22.7 million, which included payment for our original investment of $19.2 million and our additional investment of approximately $3.5 million. We also received a $0.3 million profit share distribution recorded as a gain on sale on the consolidated statements of operations.

Sale of Whetstone Apartments

On January 24, 2020, through a subsidiary of our Operating Partnership, we closed on the sale of Whetstone Apartments located in Durham, North Carolina for approximately $46.5 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of existing mortgage indebtedness encumbering the property in the amount of $25.4 million and the payment of early extinguishment of debt costs, closing costs and fees, our net proceeds were $19.6 million, which included payment for our original investment of $12.9 million, our accrued preferred return of $2.7 million and our additional investment of approximately $4.0 million.

Zoey Ground Lease

On March 4, 2020, we acquired land for $3.1 million and simultaneously structured and entered into a ground lease (the “Zoey Ground Lease”) as part of the ground lease tenant’s development of a multi-family property in Austin, Texas. We committed to provide the ground lease tenant a $20.4 million leasehold improvement allowance with funding subject to certain conditions. As of March 31, 2020, none of the leasehold improvement allowance has been funded.

Strategic Portfolio Investment

On March 20, 2020, we made an $8.0 million preferred equity investment in a joint venture (the “Strategic JV”) with an unaffiliated third party for the following two stabilized properties: Georgetown Crossing, located in Savannah, Georgia, and Park on the Square, located in Pensacola, Florida. These two properties, together with Belmont Crossing, Sierra Terrace and Sierra Village, are collectively known as the Strategic Portfolio. We will earn a 7.5% current return and a 3.0% accrued return on our total preferred equity investment in the Strategic JV, for a total preferred return of 10.5%. The Strategic JV is required to redeem our preferred membership interest plus any accrued but unpaid preferred return in each property on the earlier date which is: (i) the sale of the property, (ii) the refinancing of the loan related to the property, or (iii) the maturity date of the property loan.

Repayments

On March 31, 2020, we received a paydown of $8.0 million on the Motif Mezz Loan (formerly, the “Flagler Mezz Loan”) and a paydown of $21.0 million on the Chapel Hill Mezz Loan, reducing the outstanding principal balances to $66.6 million and $8.5 million, respectively.

Held for sale

We have entered into three separate purchase and sales agreements, and separate amendments thereto, for the sale of Ashton I and Ashton II (together, the “Ashton Reserve”) and Marquis at TPC at amounts more than their carrying values. We have classified the properties as held for sale as of March 31, 2020.

On April 14, 2020, we closed on the sale of Ashton Reserve for approximately $84.6 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the properties in the amount of $45.4 million, the payment of early extinguishment of debt costs of $7.1 million and payment of closing costs and fees of $0.8 million, the sale of the properties generated net proceeds of approximately $31.2 million.

On April 17, 2020, we closed on the sale of Marquis at TPC for $22.5 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the property in the amount of $16.3 million, the sale of the property generated net proceeds of approximately $5.9 million, of which our pro rata share of the proceeds was approximately $5.3 million.

Series T Preferred Stock Continuous Offering

We issued 2,297,112 shares of Series T Preferred Stock under a continuous registered offering with net proceeds of approximately $51.7 million after commissions, dealer manager fees and discounts of approximately $5.7 million during the three months ended March 31, 2020.

Our total stockholders’ equity decreased $13.3 million from $127.5 million as of December 31, 2019 to $114.2 million as of March 31, 2020.  The decrease in our total stockholders’ equity is primarily attributable to dividends declared of $17.5 million and repurchase of Class A common stock of $11.6 million, offset by the issuance of Class A common stock for Company-initiated redemptions of Series B Preferred shares of $15.8 million during the three months ended March 31, 2020.

Results of Operations

The following is a summary of our stabilized consolidated operating real estate investments as of March 31, 2020:

		Number of	Date	Ownership	Average	%
Multifamily Community Name	Location	units	Built/Renovated(1)	Interest	Rent(2)	Occupied(3)
ARIUM Glenridge	Atlanta, GA	480	1990	90%	$1,270	94.6%
ARIUM Grandewood	Orlando, FL	306	2005	100%	1,427	94.8%
ARIUM Hunter’s Creek	Orlando, FL	532	1999	100%	1,444	96.1%
ARIUM Metrowest	Orlando, FL	510	2001	100%	1,435	95.7%
ARIUM Westside	Atlanta, GA	336	2008	90%	1,560	94.6%
Ashford Belmar	Lakewood, CO	512	1988/1993	85%	1,661	92.2%
Ashton Reserve	Charlotte, NC	473	2015	100%	1,133	95.1%
Avenue 25	Phoenix, AZ	254	2013	100%	1,225	93.3%
Cade Boca Raton	Boca Raton, FL	90	2019	81%	2,703	95.6%
Chattahoochee Ridge	Atlanta, GA	358	1996	90%	1,366	93.0%
Citrus Tower	Orlando, FL	336	2006	97%	1,347	92.9%
Denim	Scottsdale, AZ	645	1979	100%	1,206	96.6%
Element	Las Vegas, NV	200	1995	100%	1,264	96.0%
Enders Place at Baldwin Park	Orlando, FL	220	2003	92%	1,807	92.7%
Falls at Forsyth	Cumming, GA	356	2019	100%	1,345	85.4%
Gulfshore Apartment Homes	Naples, FL	368	2016	100%	1,335	94.8%
James on South First	Austin, TX	250	2016	90%	1,334	94.8%
Marquis at The Cascades	Tyler, TX	582	2009	90%	1,239	93.6%
Marquis at TPC	San Antonio, TX	139	2008	90%	1,491	93.5%
Navigator Villas	Pasco, WA	176	2013	90%	1,092	93.8%
Outlook at Greystone	Birmingham, AL	300	2007	100%	1,033	93.0%
Park & Kingston	Charlotte, NC	168	2015	100%	1,337	95.2%
Pine Lakes Preserve	Port St. Lucie, FL	320	2003	100%	1,329	95.0%
Plantation Park	Lake Jackson, TX	238	2016	80%	1,344	91.2%
Providence Trail	Mount Juliet, TN	334	2007	100%	1,241	96.1%
Roswell City Walk	Roswell, GA	320	2015	98%	1,577	95.0%
Sands Parc	Daytona Beach, FL	264	2017	100%	1,390	93.2%
The Brodie	Austin, TX	324	2001	93%	1,325	96.6%
The District at Scottsdale	Scottsdale, AZ	332	2018	100%	2,191	68.1%
The Links at Plum Creek	Castle Rock, CO	264	2000	88%	1,438	94.3%
The Mills	Greenville, SC	304	2013	100%	1,059	91.8%
The Preserve at Henderson Beach	Destin, FL	340	2009	100%	1,447	96.2%
The Reserve at Palmer Ranch	Sarasota, FL	320	2016	100%	1,332	96.3%
The Sanctuary	Las Vegas, NV	320	1988	100%	1,021	95.6%
Veranda at Centerfield	Houston, TX	400	1999	93%	997	94.3%
Villages of Cypress Creek	Houston, TX	384	2001	80%	1,167	94.8%
Wesley Village	Charlotte, NC	301	2010	100%	1,361	94.4%
Total/Average		12,356			$1,331	94.3%

(1)	Represents date of last significant renovation or year built if there were no renovations.
(2)	Represents the average effective monthly rent per occupied unit for the three months ended March 31, 2020. Total concessions for the three months ended March 31, 2020 amounted to approximately $0.3 million.
(3)	Percent occupied is calculated as (i) the number of units occupied as of March 31, 2020 divided by (ii) total number of units, expressed as a percentage.

The following is a summary of our preferred equity, mezzanine loan and ground lease investments as of March 31, 2020:

			Total Actual/
		Actual/	Estimated		Actual/	Actual/	Actual/
		Planned	Construction		Estimated	Estimated	Estimated	Pro Forma
Multifamily Community		Number	Cost	Cost to Date	Construction	Initial	Construction	Average
Name	Location	of Units	(in millions)	(in millions)	Cost Per Unit	Occupancy	Completion	Rent(1)
Lease-up Investments
Vickers Historic Roswell	Roswell, GA	79	$31.9	$30.3	$403,797	2Q18	3Q18	$3,176
Arlo	Charlotte, NC	286	60.0	58.6	209,790	2Q18	1Q19	1,507
Novel Perimeter	Atlanta, GA	320	71.0	68.3	221,875	3Q18	1Q19	1,749
Motif	Fort Lauderdale, FL	385	135.4	127.5	351,688	1Q20	3Q20	2,352
Wayforth at Concord	Concord, NC	150	33.5	15.3	223,333	1Q20	3Q21	1,707
Total lease-up units		1,220

Development Investments
North Creek Apartments	Leander, TX	259	44.0	26.7	169,884	3Q20	4Q20	1,358
Riverside Apartments	Austin, TX	222	37.9	16.4	170,721	1Q21	2Q21	1,408
Zoey	Austin, TX	307	59.5	7.8	193,811	1Q22	2Q22	1,762
The Park at Chapel Hill (2)	Chapel Hill, NC	—	—	—	—	—	—	—
Total development units		788

Multifamily Community		Number of	Average
Name	Location	Units	Rent (1)
Operating Investments (3)
Alexan CityCentre	Houston, TX	340	1,736
Alexan Southside Place	Houston, TX	270	1,722
Belmont Crossing	Smyrna, GA	192	791
Domain at The One Forty	Garland, TX	299	1,410
Georgetown Crossing	Savannah, GA	168	1,012
Mira Vista	Austin, TX	200	1,009
Park on the Square	Pensacola, FL	240	1,103
Sierra Terrace	Atlanta, GA	135	1,182
Sierra Village	Atlanta, GA	154	1,066
Thornton Flats	Austin, TX	104	1,493
Total operating units		2,102
Total		4,110	$1,545

(1)	For lease-up and development investments, represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization. For operating investments, represents the average effective monthly rent per occupied unit.
(2)	The development is in the planning phase; project specifications are in process.
(3)	Stabilized operating properties in which we have a preferred equity investment. See Note 7 “Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures” in our consolidated financial statements for further information.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenue

Rental and other property revenues increased $4.7 million, or 10%, to $50.4 million for the three months ended March 31, 2020 as compared to $45.7 million for the same prior year period. This increase was due to a $11.0 million increase from the acquisition of two properties in 2020 and the full period impact of eight properties acquired in 2019 and a $1.2 million increase from same store properties, partially offset by a $7.5 million decrease from the sale of six properties in 2019.

Interest income from related parties and ground leases increased $0.1 million, or 2%, to $5.9 million for the three months ended March 31, 2020 as compared to $5.8 million for the same prior year period due to increases in the average balance of mezzanine loans outstanding.

Expenses

Property operating expenses increased $0.7 million, or 4%, to $19.3 million for the three months ended March 31, 2020 as compared to $18.6 million for the same prior year period. This increase was due to a $3.8 million increase from the acquisition of two properties in 2020 and the full period impact of eight properties acquired in 2019 and a $0.5 million increase from same store properties, partially offset by a $3.7 million decrease from the sale of six properties in 2019. Property NOI margins increased to 61.7% of total revenues for the three months ended March 31, 2020 from 59.3% in the prior year quarter. Property NOI margins are computed as total rental and other property revenues less property operating expenses, divided by total rental and other property revenues.

Property management fees expense increased $0.1 million, or 6%, to $1.3 million for the three months ended March 31, 2020 as compared to $1.2 million in the same prior year period. This increase was due to a $0.3 million increase from the acquisition of two properties in 2020 and the full period impact of eight properties acquired in 2019 and a $0.02 million increase from same store properties, partially offset by a $0.2 million decrease from the sale of six properties in 2019.

General and administrative expenses amounted to $6.4 million for the three months ended March 31, 2020 as compared to $5.6 million for the same prior year period. Excluding non-cash equity compensation expense of $3.6 million and $2.5 million for the three months ended March 31, 2020 and 2019, respectively, general and administrative expenses were $2.7 million, or 4.9%, of revenues for the three months ended March 31, 2020, as compared to $3.2 million, or 6.1%, of revenues, for the same prior year period.

Acquisition and pursuit costs amounted to $1.3 million for the three months ended March 31, 2020 as compared to $0.1 million for the same prior year period. Acquisition and pursuit costs incurred in the three months ended March 31, 2020 were primarily related to the write-off of pre-acquisition costs from abandoned deals due to the uncertainty from COVID-19, of which $1.0 million of the total costs related to one abandoned deal. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Depreciation and amortization expenses were $20.9 million for the three months ended March 31, 2020 as compared to $17.2 million for the same prior year period. This increase was due to a $7.2 million increase from the acquisition of two properties in 2020 and the full period impact of eight properties acquired in 2019, offset by a $2.7 million decrease from the sale of six properties in 2019 and a $0.8 million decrease from same store properties.

Other Income and Expense

Other income and expense amounted to expense of $12.2 million for the three months ended March 31, 2020 compared to expense of $13.1 million for the same prior year period. This was primarily due to a net increase in interest expense of $1.2 million and a net gain on sale of $0.3 million for Helios during the three months ended March 31, 2020. This was partially offset by a gain on sale of $0.7 million for Wesley Village II during the three months ended March 31, 2019.

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

For comparison of our three months ended March 31, 2020 and 2019, the same store properties included properties owned at January 1, 2019. Our same store properties for the three months ended March 31, 2020 and 2019 consisted of 27 properties, representing 9,291 units.

The following table presents the same store and non-same store results from operations for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2020	2019	$	%
Property Revenues
Same Store	$39,380	$38,213	$1,167	3.1%
Non-Same Store	10,973	7,477	3,496	46.8%
Total property revenues	50,353	45,690	4,663	10.2%

Property Expenses
Same Store	15,470	14,920	550	3.7%
Non-Same Store	3,829	3,682	147	4.0%
Total property expenses	19,299	18,602	697	3.7%

Same Store NOI	23,910	23,293	617	2.6%
Non-Same Store NOI	7,144	3,795	3,349	88.2%
Total NOI (1)	$31,054	$27,088	$3,966	14.6%

(1)	See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Same store NOI for the three months ended March 31, 2020 increased 2.6%, or $0.6 million, compared to the 2019 period. Same store property revenues increased 3.1% as compared to the 2019 period, primarily attributable to a 2.9% increase in average rental rates as twenty-five of our twenty-seven same store properties recognized rental rate increases during the period. In addition, bad debt decreased $0.14 million from prior year period.

Same store expenses for the three months ended March 31, 2020 increased 3.7%, or $0.55 million, compared to the 2019 period, primarily due to non-controllable expense increases. Real estate taxes increased $0.3 million from prior year due to municipality tax increases. In addition, insurance expenses increased $0.2 million due to industrywide multifamily price increases stemming from carrier losses over the past two years from hurricanes, wildfires, and hail.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired subsequent to January 1, 2019; the 2020 non-same store property count was ten compared to six properties for the 2019 period. The results of operations for acquired properties have been included in our consolidated statements of operations from the date of acquisition and the results of operations for disposed properties have been excluded from the consolidated statements of operations since the date of disposition.

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

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net loss attributable to common stockholders together with a reconciliation to NOI and to same store and non-same store contributions to consolidated NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended
	March 31,
	2020	2019
Net loss attributable to common stockholders	$(16,493)	$(12,093)
Add back: Net loss attributable to Operating Partnership Units	(5,822)	(4,051)
Net loss attributable to common stockholders and unit holders	(22,315)	(16,144)
Add common stockholders and Operating Partnership Units pro-rata share of:
Depreciation and amortization	19,900	16,142
Non-real estate depreciation and amortization	120	86
Non-cash interest expense	845	775
Unrealized (gain) loss on derivatives	(26)	1,635
Property management fees	1,232	1,148
Acquisition and pursuit costs	1,269	58
Corporate operating expenses	6,296	5,554
Preferred dividends	13,547	10,384
Preferred stock accretion	3,925	1,887
Less common stockholders and Operating Partnership Units pro-rata share of:
Other income	40	—
Preferred returns on unconsolidated real estate joint ventures	2,574	2,289
Interest income from related parties and ground leases	5,888	5,776
Gain on sale of real estate investments	110	—
Gain on sale of non-depreciable real estate investments	—	679
Pro-rata share of properties’ income	16,181	12,781
Add:
Noncontrolling interest pro-rata share of partially owned property income	803	729
Total property income	16,984	13,510
Add:
Interest expense	14,070	13,578
Net operating income	31,054	27,088
Less:
Non-same store net operating income	7,144	3,795
Same store net operating income	$23,910	$23,293

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, both short- and long-term. Our primary short-term liquidity requirements historically have related to (a) our operating expenses and other general business needs, (b) distributions to our stockholders, (c) committed investments and capital requirements to fund development and renovations at existing properties, (d) ongoing commitments to repay borrowings, including our credit facilities and our maturing short-term debt, and (e) Class A common stock repurchases under our stock repurchase program.

Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our short-term liquidity needs could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors” and in the other reports we have filed with the SEC.

We did not incur significant disruptions to our results of operations and cash flows during the three months ended March 31, 2020 from the COVID-19 pandemic, and believe we currently have a stable financial condition. As of May 9, 2020, we collected 96% of April rents and 90% of May rents, including the properties in our preferred and mezzanine loan investments. In addition, there are approximately 1% of tenants on rent deferral payment plans for April rents and approximately 2% of tenants on rent deferral payment plans for May rents, which we provided as a result of the hardships these tenants are experiencing due to the COVID-19 impact. Although we expect to continue to receive tenant requests for rent deferrals in the coming months, we do not expect to waive our contractual rights under our lease agreements. Further, while occupancy remains strong at 94.3% as of April 30, 2020, in future periods, we may experience reduced levels of tenant retention as well as reduced foot traffic and lease applications from prospective tenants as a result of the impact of COVID-19. The properties underlying our real estate investments are performing well despite the challenges presented by the COVID-19 pandemic, with an occupancy of 94.3% and 94.3% as of March 31, 2020 and April 30, 2020, respectively, exclusive of our development properties.

Due to the uncertainties presented by COVID-19 discussed above, however, as of May 8, 2020, we have instituted the following actions to increase liquidity:

● sold three properties producing $60.5 million of net proceeds;

● received $29.0 million of repayments on two mezzanine loans;

● drew down $22.3 million from our credit facilities;

● continued to raise capital through our Series T Preferred Offering;

● elected to not proceed on certain potential property acquisitions; and

● postponed future Class A common stock repurchases under our $50 million Share Repurchase Plan.

We have approximately $117.9 million of cash and $51.0 million of capacity on our credit facilities as of May 8, 2020. At March 31, 2020, we were in compliance with all covenants under our credit facilities. We continue to communicate with our key lenders and believe access to capacity under our credit facilities will remain available for the uses set forth in their terms.

As we did in 2019, we expect to maintain a proactive capital allocation process and selectively sell assets at appropriate cap rates, which would be expected to generate cash sources for both our short-term and long-term liquidity needs. We have also paused our value-add renovation program at all but one property as part of assuming a more conservative posture; however, we expect to restart the program market-by-market once we have more visibility on the economic recovery nationally and within our specific markets.

In general, we believe our available cash balances, the proceeds from our continuous Series T Preferred Offering, the Amended Senior and Second Amended Junior Credit Facilities, the Fannie Facility, other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. We expect that properties added to our portfolio with the proceeds from our continuous Series T Preferred Offering and credit facilities will have a positive impact on our future results of operations. In general, we expect that our results related to our portfolio will improve in future periods as a result of anticipated future investments in and acquisitions of real estate. However, there can be no assurance that the worldwide economic disruptions arising from the COVID-19 pandemic will not cause conditions in the lending, capital and other financial markets to deteriorate, nor that our future revenues or access to capital and other sources of funding will not become constrained, which could reduce the amount of liquidity and credit available for use in acquiring and further diversifying our portfolio of multifamily assets. We cannot provide any assurances that we will be able to add properties to our portfolio at the anticipated pace, or at all.

Only 6.1%, or $89.2 million, of our mortgage debt is maturing through the remainder of 2020, of which $82.2 million is a loan in connection with a recent acquisition with a December 2020 maturity and contains a six-month extension option, subject to certain conditions.

We anticipate approximately $25-30 million of investment activity during the second quarter of 2020 inclusive of additional investments into our existing preferred and mezzanine loan investments.

We purchased 1,028,293 shares of Class A common stock during the three months ended March 31, 2020, for a total purchase price of $11.6 million. As of March 31, 2020, the value of shares that may yet be purchased under the program is $37.7 million. We have postponed Class A common stock repurchases in light of continuing developments with the COVID-19 pandemic.

At the current time, we do not anticipate the need to establish any material contingency reserves related to the COVID-19 pandemic but will be assessing along with our network of business partners the possible need for such contingencies, whether at the corporate or property level.

As equity capital market conditions permit, we may supplement our capital for short-term liquidity needs with proceeds of our Class A ATM Offering and potential offerings of common and preferred stock through underwritten offerings, as well as issuance of units of limited partnership interest in our Operating Partnership, or OP Units. Given the significant decrease in the trading price of our Class A common stock and REIT equities generally associated with the COVID-19 pandemic and our otherwise stable financial condition and liquidity position, we do not currently view these offerings as a likely source of capital to meet short-term liquidity needs.

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

We intend to finance our long-term liquidity requirements with net proceeds of additional issuances of common and preferred stock, including our Class A ATM Offering, our continuous Series T Preferred Offering, our credit facilities, as well as future borrowings. Our success in meeting these requirements will therefore depend upon our ability to access capital. Further, our ability to access equity capital is dependent upon, among other things, general market conditions for REITs and the capital markets generally, market perceptions about us and our asset class, and current trading prices of our securities, all of which may continue to be adversely impacted by COVID-19 pandemic.

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. We believe the Amended Senior and Second Amended Junior Credit Facilities, as well as the Fannie Facility, will continue to enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. We expect the combination of these facilities to provide us flexibility by allowing us, among other things, to use borrowings under our Amended Senior and Second Amended Junior Credit Facilities to acquire properties pending placement of permanent mortgage indebtedness, including under the Fannie Facility. In addition to restrictive covenants, these credit facilities contain material financial covenants. At March 31, 2020, we were in compliance with all covenants under our credit facilities. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

We expect to maintain distributions paid to our Series A Preferred Stock, our Series B Preferred Stock, our Series C Preferred Stock, our Series D Preferred Stock and our Series T Preferred Stock in accordance with the terms of those securities which require monthly or quarterly dividends depending on the series. While our policy is generally to pay distributions from cash flow from operations, our distributions through March 31, 2020 have been paid from cash flow from operations, proceeds from our continuous preferred stock offerings, including our Series T Preferred Stock, proceeds from underwritten securities offerings, and sales of assets and may in the future be paid from additional sources, such as from borrowings.

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

We also have preferred membership interests in development projects in various stages of completion and lease-up. Our preferred equity investments are structured to provide a current preferred return during the development and lease-up phase. Each joint venture in which we own a preferred membership interest is required to redeem our preferred membership interests, plus any accrued but unpaid preferred return, based on a fixed maturity date, generally in relation to the development’s construction loan maturity. Upon redemption of the preferred membership interests, our income, FFO, CFFO and cash flows could be reduced below the preferred returns currently being recognized. Alternatively, if the joint ventures do not redeem our preferred membership interest when required, our income, FFO, CFFO and cash flows could be reduced if the development project does not produce sufficient cash flow to pays its operating expenses, debt service and preferred return obligations. As we evaluate our capital position and capital allocation strategy, we may consider alternative means of financing the development loan and preferred equity investment activities at the subsidiary level.

Off-Balance Sheet Arrangements

As of March 31, 2020, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of March 31, 2020, we own interests in thirteen joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

Cash Flows from Operating Activities

As of March 31, 2020, we owned indirect equity interests in fifty-six real estate properties, consisting of thirty-seven consolidated operating properties and nineteen through preferred equity, mezzanine loan or ground lease investments.  During the three months ended March 31, 2020, net cash provided by operating activities was $19.1 million after net loss of $5.1 million was adjusted for the following:

●	non-cash items of $21.9 million;
●	distributions and preferred returns from unconsolidated joint ventures of $4.5 million;
●	an increase in accounts payable and other accrued liabilities of $3.1 million; and
●	an increase in due to affiliates of $0.5 million, offset by:
●	an increase in accounts receivable, prepaids and other assets of $5.8 million.

Cash Flows from Investing Activities

During the three months ended March 31, 2020, net cash used in investing activities was $65.0 million, primarily due to the following:

●	$109.1 million used in acquiring consolidated real estate investments;
●	$14.5 million used in acquiring additional investments in unconsolidated joint ventures and notes receivable;
●	$6.2 million used on capital expenditures;
●	$0.1 million used in purchase of interests from noncontrolling interests, partially offset by:
●	$29.0 million of repayments on notes receivable from related parties; and
●	$35.8 million of proceeds from the sale and redemption of unconsolidated real estate joint ventures.

Cash Flows from Financing Activities

During the three months ended March 31, 2020, net cash provided by financing activities was $111.2 million, primarily due to the following:

●	net proceeds of $51.6 million from issuance of units of Series T Preferred Stock;
●	net proceeds of $2.0 million from issuance of Class A common stock;
●	net proceeds of $0.1 million from exercise of warrants;
●	net borrowings of $6.9 million on mortgages payable;
●	net proceeds of $156.7 million from borrowings on revolving credit facilities;
●	partially offset by $72.0 million in repayments on revolving credit facilities;

●	$1.9 million of repayments of our mortgages payable;
●	$1.2 million increase in deferred financing costs;
●	$13.3 million paid in cash distributions to preferred stockholders;
●	$3.8 million paid in cash distributions to common stockholders;
●	$0.4 million paid for redemption and retirement of Series B Preferred Stock;
●	$1.8 million in distributions paid to our noncontrolling interests; and
●	$11.6 million paid for the repurchase of Class A common stock.

Capital Expenditures

The following table summarizes our total capital expenditures for the three months ended March 31, 2020 and 2019 (amounts in thousands):

	Three Months Ended
	March 31,
	2020	2019
Redevelopment/renovations	$4,400	$3,986
Routine capital expenditures	747	454
Normally recurring capital expenditures	770	616
Total capital expenditures	$5,917	$5,056

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

CFFO makes certain adjustments to FFO, removing the effect of items that do not reflect ongoing property operations such as acquisition expenses, non-cash interest expense, unrealized gains or losses on derivatives, losses on extinguishment of debt and debt modification costs (includes prepayment penalties incurred and the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt), one-time weather-related costs, gains or losses on sales of non-depreciable real estate property, shareholder activism, stock compensation expense and preferred stock accretion. Commencing January 1, 2020, we did not deduct the accrued portion of the preferred income on our preferred equity investments from FFO to determine CFFO as the income is deemed fully collectible. The amount totaled $0.4 million for the three months ended March 31, 2020. We believe that CFFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core recurring property operations. As a result, we believe that CFFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential.

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

We have acquired nine operating properties and made seven property investments through preferred equity interests or mezzanine loans and sold nine operating properties subsequent to March 31, 2019. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

The table below presents our calculation of FFO and CFFO for the three months ended March 31, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2020	2019
Net loss attributable to common stockholders	$(16,493)	$(12,093)
Add back: Net loss attributable to Operating Partnership Units	(5,822)	(4,051)
Net loss attributable to common stockholders and unit holders	(22,315)	(16,144)
Common stockholders and Operating Partnership Units pro-rata share of:
Real estate depreciation and amortization (1)	19,900	16,142
Gain on sale of real estate investments	(110)	—
FFO Attributable to Common Stockholders and Unit Holders	(2,525)	(2)
Common stockholders and Operating Partnership Units pro-rata share of:
Acquisition and pursuit costs	1,269	58
Non-cash interest expense	845	775
Unrealized (gain) loss on derivatives	(26)	1,635
Non-real estate depreciation and amortization	120	86
Gain on sale of non-depreciable real estate investments	—	(679)
Shareholder activism	—	338
Non-recurring income	(40)	—
Non-cash preferred returns on unconsolidated real estate joint ventures	—	(212)
Non-cash equity compensation	3,547	2,391
Preferred stock accretion	3,925	1,887
CFFO Attributable to Common Stockholders and Unit Holders	$7,115	$6,277

Per Share and Unit Information:
FFO Attributable to Common Stockholders and Unit Holders - diluted	$(0.08)	$(0.00)
CFFO Attributable to Common Stockholders and Unit Holders - diluted	$0.22	$0.20

Weighted average common shares and units outstanding - diluted	32,668,294	30,885,006

(1)	The real estate depreciation and amortization amount includes our share of consolidated real estate-related depreciation and amortization of intangibles, less amounts attributable to noncontrolling interests for partially owned properties, and our similar estimated share of unconsolidated depreciation and amortization, which is included in earnings of our unconsolidated real estate joint venture investments.

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2020 which consisted of (i) mortgage notes secured by our properties, and (ii) revolving credit facilities.  At March 31, 2020, our estimated future required payments on these obligations were as follows (amounts in thousands):

		Remainder of
	Total	2020	2021-2022	2023-2024	Thereafter
Mortgages Payable (Principal)	$1,469,677	$89,163	$76,026	$444,361	$860,127
Revolving Credit Facilities	102,753	—	22,253	80,500	—
Estimated Interest Payments on Mortgages Payable and Revolving Credit Facilities	305,984	43,074	109,440	89,146	64,324
Total	$1,878,414	$132,237	$207,719	$614,007	$924,451

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

Distributions

	Payable to stockholders
Declaration Date	of record as of	Amount	Date Paid or Payable
Class A Common Stock
December 6, 2019	December 24, 2019	$0.162500	January 3, 2020
March 13, 2020	March 25, 2020	$0.162500	April 3, 2020
Class C Common Stock
December 6, 2019	December 24, 2019	$0.162500	January 3, 2020
March 13, 2020	March 25, 2020	$0.162500	April 3, 2020
Series A Preferred Stock
December 6, 2019	December 24, 2019	$0.515625	January 3, 2020
March 13, 2020	March 25, 2020	$0.515625	April 3, 2020
Series B Preferred Stock
October 31, 2019	December 24, 2019	$5.00	January 3, 2020
January 13, 2020	January 24, 2020	$5.00	February 5, 2020
January 13, 2020	February 25, 2020	$5.00	March 5, 2020
January 13, 2020	March 25, 2020	$5.00	April 3, 2020
Series C Preferred Stock
December 6, 2019	December 24, 2019	$0.4765625	January 3, 2020
March 13, 2020	March 25, 2020	$0.4765625	April 3, 2020
Series D Preferred Stock
December 6, 2019	December 24, 2019	$0.4453125	January 3, 2020
March 13, 2020	March 25, 2020	$0.4453125	April 3, 2020
Series T Preferred Stock (1)
December 20, 2019	December 24, 2019	$0.128125	January 3, 2020
January 13, 2020	January 24, 2020	$0.128125	February 5, 2020
January 13, 2020	February 25, 2020	$0.128125	March 5, 2020
January 13, 2020	March 25, 2020	$0.128125	April 3, 2020

(1)	Shares of newly issued Series T Preferred Stock that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series T Preferred Stock was outstanding.

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

Distributions paid were funded from cash provided by operating activities except with respect to $4.7 million for the three months ended March 31, 2019 which was funded from sales of real estate, borrowings, and/or proceeds from our equity offerings.

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Cash provided by operating activities	$19,116	$10,866

Cash distributions to preferred shareholders	$(13,323)	$(10,168)
Cash distributions to common shareholders	(3,828)	(3,832)
Cash distributions to noncontrolling interests	(1,790)	(1,533)
Total distributions	(18,941)	(15,533)

Excess (shortfall)	$175	$(4,667)

Proceeds from sale of real estate investments	$253	$952
Proceeds from sale and redemption of unconsolidated real estate joint ventures	$35,542	—

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” of our interim Consolidated Financial Statements.

Subsequent Events

Other than the items disclosed in Note 15 “Subsequent Events” to our interim Consolidated Financial Statements for the period ended March 31, 2020, no material events have occurred that required recognition or disclosure in these financial statements. Refer to Note 15 of our interim Consolidated Financial Statements for discussion.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal payments (in thousands) and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes. Fair value adjustments and unamortized deferred financing costs, net, of approximately $(8.3) million are excluded:

	2020	2021	2022	2023	2024	Thereafter	Total
Mortgage Notes Payable	$89,163	$12,452	$63,574	$154,094	$290,267	$860,127	$1,469,677
Weighted Average Interest Rate	2.19%	3.86%	3.75%	3.61%	3.67%	3.83%	3.67%

Revolving Credit Facilities	$—	$22,253	$—	$80,500	$—	$—	$102,753
Weighted Average Interest Rate	—	5.25%	—	2.56%	—	—	3.14%

The fair value of mortgages payable is estimated at $1,517.0 million as of March 31, 2020.

The table above incorporates those exposures that exist as of March 31, 2020; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

As of March 31, 2020, we had eight interest rate caps, which are not accounted for as hedges, that we primarily use as part of our interest rate risk management strategy. Our interest rate caps effectively limit our exposure to interest rate risk by providing a ceiling on the underlying floating interest rates of our floating rate debt.

As of March 31, 2020, a 100-basis point increase or decrease in interest rates on the portion of our debt bearing interest at floating rates would result in an increase in interest expense of approximately $880,000 or decrease in interest expense of $975,000, respectively, for the quarter ended March 31, 2020.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2020, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2020 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Other than the following, there have been no material changes to our potential risks and uncertainties presented in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the twelve months ended December 31, 2019 filed with the SEC on February 24, 2020.

Your interests could be diluted by the incurrence of additional debt, the issuance of additional shares of preferred stock, including additional shares of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock (together the “Preferred Stock”) and by other transactions.

As of March 31, 2020, our total indebtedness was approximately $1.6 billion, and we may incur significant additional debt in the future. The Preferred Stock is subordinate to all our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. Our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and as of March 31, 2020, the number of preferred shares outstanding was as follows: 5,721,460 shares of Series A Preferred Stock, 519,338 shares of Series B Preferred Stock, 2,323,750 shares of Series C Preferred Stock, 2,850,602 shares of Series D Preferred Stock and 2,314,512 shares of Series T Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Preferred Stock would dilute the interests of the holders of shares of Preferred Stock, and any issuance of preferred stock senior to the Preferred Stock or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Preferred Stock. We may issue preferred stock on parity with the Preferred Stock without the consent of the holders of the Preferred Stock. Other than the Asset Coverage Ratio, our letter agreement with Cetera Financial Group, Inc. pertaining to our Series B Preferred Stock that requires us to maintain a preferred dividend coverage ratio, the articles supplementary establishing our Series T Preferred Stock that requires us to maintain a preferred dividend coverage ratio, and the right of holders to cause us to redeem the Series A Preferred Stock and Series C Preferred Stock upon a Change of Control/Delisting, none of the provisions relating to the Preferred Stock relate to or limit our indebtedness or afford the holders of shares of Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of shares of Preferred Stock.

The current pandemic of the novel coronavirus, or COVID-19, or the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

Since its discovery in December 2019, a new strain of coronavirus (“COVID-19”) has spread from China to many other countries, including the United States. The outbreak has been declared to be a pandemic by the World Health Organization, and the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. Considerable uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level. However, measures taken to limit the impact of COVID-19, including social distancing and other restrictions on travel, congregation and business operations have already resulted in significant negative economic impacts. The long-term impact of COVID-19 on the United States and world economies remains uncertain, but is likely to result in a world-wide economic downturn, the duration and scope of which cannot currently be predicted.

Our operating results depend, in large part, on revenues derived from leasing space in our properties to residential tenants and the ability of tenants to generate sufficient income to pay their rents in a timely manner. The market and economic challenges created by the COVID-19 pandemic, and measures implemented to prevent its spread, may adversely affect our returns and profitability and, as a result, our ability to make distributions to our stockholders or to realize appreciation in the value of our properties. The spread of the COVID-19 virus could result in further increases in unemployment, and tenants that experience deteriorating financial conditions as a result of the pandemic may be unwilling or unable to pay rent in full on a timely basis. In some cases, we may have to restructure tenants’ rent obligations, and may not be able to do so on terms as favorable to us as those currently in place. Numerous state, local, federal and industry-initiated efforts may also affect our ability to collect rent or enforce remedies for the failure to pay rent. In the event of tenant nonpayment, default or bankruptcy, we may incur costs in protecting our investment and re-leasing our property, and have limited ability to renew existing leases or sign new leases at projected rents. Our properties may also incur significant costs or losses related to shelter-in-place orders, quarantines, infection or other related factors. The federal government has announced various forms of aid, both to individual Americans and to the market sectors negatively affected by COVID-19. However, there can be no certainty that such aid will be available to our tenants or to us in any amount, or in amounts sufficient to mitigate the material reduction in revenue we may experience. Until such time as the virus is contained or eradicated and commerce and employment return to more customary levels, we may experience material reductions in our operating revenue.

Additionally, as a result of an extended economic downturn, the real estate market may be unable to attract the same level of capital investment that it attracts at the time of our purchases or there may be a reduction in the number of companies seeking to acquire properties, which may result in the value of our properties not appreciating, or decreasing significantly below the amount for which we acquired them.

In light of the severe economic, market and other disruptions worldwide being caused by the COVID-19 pandemic, there can be no assurance that conditions in the bank lending, capital and other financial markets will not continue to deteriorate as a result of the pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. A constriction on lending by financial institutions could reduce the number of properties we can acquire, our cash flow from operations and our ability to make distributions to our stockholders. If we are unable to refinance maturing indebtedness with respect to a particular property and are unable to pay the same, then the lender may foreclose on such property. Financial and real estate market disruptions could also adversely affect the availability of financing from Freddie Mac and Fannie Mae, which could decrease the amount of available liquidity and credit for use in acquiring and further diversifying our portfolio of multifamily assets.

The global impact of the COVID-19 pandemic continues to evolve rapidly, and the extent of its effect on our operational and financial performance will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others. However, the COVID-19 pandemic presents material uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows and performance. Moreover, many of the risk factors set forth in the 2019 Form 10-K should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic. In addition, if in the future there is an outbreak of another highly infectious or contagious disease, the Company and our properties may be subject to similar risks as posed by COVID-19.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1

Amended and Restated Credit Agreement by and among Bluerock Residential Holdings, L.P. as Parent Borrower, certain subsidiaries thereof from time to time party thereto, Bluerock Residential Growth REIT, Inc. as Guarantor, KeyBank National Association, and the other lenders party thereto, dated as of March 6, 2020, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 12, 2020

10.2

Guaranty by Bluerock Residential Growth REIT, Inc. to and for the benefit of KeyBank National Association, dated as of October 4, 2017, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on October 11, 2017

10.3

$50,000,000 Second Amended and Restated Note by Bluerock Residential Holdings, L.P. to and for the benefit of KeyBank National Association, dated as of March 6, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed March 12, 2020

10.4

$50,000,000 Note by Bluerock Residential Holdings, L.P. to and for the benefit of Truist Bank, dated as of March 6, 2020, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed March 12, 2020

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated February 13, 2020, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 13, 2020

99.2	Supplemental Financial Information, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed February 13, 2020

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

DATE: May 11, 2020	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE: May 11, 2020	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)