Form 10-Q
period 2020-06-30
Bluerock Residential Growth REIT, Inc.
filed 2020-08-10
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Number of shares outstanding of the registrant’s

classes of common stock, as of August 6, 2020:

Class A Common Stock: 24,619,042 shares

Class C Common Stock: 76,603 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-Q

June 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	June 30,	December 31,
	2020	2019
ASSETS
Net Real Estate Investments
Land	$267,589	$268,244
Buildings and improvements	1,778,750	1,752,738
Furniture, fixtures and equipment	70,151	67,904
Total Gross Real Estate Investments	2,116,490	2,088,886
Accumulated depreciation	(158,896)	(141,566)
Total Net Real Estate Investments	1,957,594	1,947,320
Cash and cash equivalents	211,968	31,683
Restricted cash	29,732	19,085
Notes and accrued interest receivable from related parties	178,015	193,781
Due from affiliates	309	2,969
Accounts receivable, prepaids and other assets	20,440	16,317
Preferred equity investments and investments in unconsolidated real estate joint ventures	107,610	126,444
In-place lease intangible assets, net	584	3,098
Total Assets	$2,506,252	$2,340,697

LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
Mortgages payable	$1,405,046	$1,425,257
Revolving credit facilities	130,500	18,000
Accounts payable	1,885	1,488
Other accrued liabilities	29,670	27,499
Due to affiliates	727	790
Distributions payable	14,498	13,541
Total Liabilities	1,582,326	1,486,575
8.250% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 10,875,000 shares authorized; 5,558,392 and 5,721,460 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	136,778	140,355
6.000% Series B Redeemable Preferred Stock, liquidation preference $1,000 per share, 1,225,000 shares authorized; 516,738 and 536,695 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	467,237	480,921
7.625% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,295,845 and 2,323,750 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	56,279	56,797
6.150% Series T Redeemable Preferred Stock, liquidation preference $25.00 per share, 32,000,000 shares authorized; 4,025,663 and 17,400 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	90,925	388
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 197,900,000 shares authorized; no shares issued and outstanding	—	—
7.125% Series D Cumulative Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,774,338 and 2,850,602 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	66,867	68,705
Common stock - Class A, $0.01 par value, 747,509,582 shares authorized; 24,605,585 and 23,422,557 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	246	234
Common stock - Class C, $0.01 par value, 76,603 shares authorized; 76,603 shares issued and outstanding as of June 30, 2020 and December 31, 2019	1	1
Additional paid-in-capital	321,973	311,683
Distributions in excess of cumulative earnings	(262,455)	(253,132)
Total Stockholders’ Equity	126,632	127,491
Noncontrolling Interests
Operating Partnership units	20,130	19,331
Partially owned properties	25,945	28,839
Total Noncontrolling Interests	46,075	48,170
Total Equity	172,707	175,661
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$2,506,252	$2,340,697

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Rental and other property revenues	$47,695	$46,464	$98,047	$92,153
Interest income from related parties and ground leases	5,338	5,973	11,227	11,749
Total revenues	53,033	52,437	109,274	103,902
Expenses
Property operating	18,571	18,868	37,870	37,470
Property management fees	1,194	1,235	2,488	2,451
General and administrative	5,303	5,046	11,674	10,674
Acquisition and pursuit costs	423	70	1,691	128
Weather-related losses, net	—	291	—	291
Depreciation and amortization	20,067	16,226	40,990	33,454
Total expenses	45,558	41,736	94,713	84,468
Operating income	7,475	10,701	14,561	19,434
Other income (expense)
Other income	19	—	59	—
Preferred returns on unconsolidated real estate joint ventures	2,834	2,492	5,249	4,781
Gain on sale of real estate investments	57,843	—	58,096	—
Gain on sale of non-depreciable real estate investments	—	—	—	679
Loss on extinguishment of debt and debt modification costs	(13,985)	—	(13,985)	—
Interest expense, net	(13,859)	(15,125)	(28,774)	(31,191)
Total other income (expense)	32,852	(12,633)	20,645	(25,731)
Net income (loss)	40,327	(1,932)	35,206	(6,297)
Preferred stock dividends	(14,237)	(11,019)	(27,784)	(21,403)
Preferred stock accretion	(3,602)	(2,316)	(7,527)	(4,203)
Net income (loss) attributable to noncontrolling interests
Operating Partnership units	5,413	(3,887)	(409)	(7,938)
Partially owned properties	1,985	(390)	1,707	(882)
Net income (loss) attributable to noncontrolling interests	7,398	(4,277)	1,298	(8,820)
Net income (loss) attributable to common stockholders	$15,090	$(10,990)	$(1,403)	$(23,083)

Net income (loss) per common share - Basic	$0.61	$(0.50)	$(0.09)	$(1.03)

Net income (loss) per common share – Diluted	$0.61	$(0.50)	$(0.09)	$(1.03)

Weighted average basic common shares outstanding	24,307,147	22,430,619	24,197,479	22,775,203
Weighted average diluted common shares outstanding	24,345,034	22,430,619	24,197,479	22,775,203

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE THREE MONTHS ENDED JUNE 30, 2020

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
							Additional		Net income
	Number of		Number of		Number of		Paid-	Cumulative	to Common	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Value	in Capital	Distributions	Stockholders	Interests	Total Equity
Balance, April 1, 2020	24,015,484	$240	76,603	$1	2,850,602	$68,705	$318,802	$(280,639)	$7,101	$43,100	$157,310

Issuance of Class A common stock, net	1,857	—	—	—	—	—	7	—	—	—	7
Issuance of Class A common stock for executive salaries	25,174	—	—	—	—	—	147	—	—	—	147
Repurchase of Class A common stock	—	—	—	—	—	—	1	—	—	—	1
Repurchase of Series A, Series C and/or Series D Preferred Stock	—	—	—	—	(76,264)	(1,838)	511	—	—	—	(1,327)
Issuance of restricted Class A common stock, net of shares withheld for employee taxes	78,865	1	—	—	—	—	79	—	—	—	80
Issuance of long-term incentive plan units ("LTIP Units") for executive bonuses	—	—	—	—	—	—	—	—	—	2,196	2,196
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	1,370	1,370
Issuance of LTIP Units for expense and capitalized cost reimbursements	—	—	—	—	—	—	—	—	—	438	438
Common stock distributions declared	—	—	—	—	—	—	—	(4,007)	—	—	(4,007)
Series A Preferred Stock distributions declared	—	—	—	—	—	—	—	(2,880)	—	—	(2,880)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	(296)	—	—	(296)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(7,766)	—	—	(7,766)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(2,794)	—	—	(2,794)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,103)	—	—	(1,103)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(101)	—	—	(101)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,245)	—	—	(1,245)
Series T Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,243)	—	—	(1,243)
Series T Preferred Stock accretion	—	—	—	—	—	—	—	(411)	—	—	(411)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,661)	(1,661)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,419)	(3,419)
Conversion of Operating Partnership Units (“OP Units”) into Class A common stock	69,713	1	—	—	—	—	131	—	—	(132)	—
Holder redemption of Series B Preferred Stock and conversion into Class A common stock	406,993	4	—	—	—	—	2,562	—	—	—	2,566
Company redemption of Series B Preferred Stock and conversion into Class A common stock	—	—	—	—	—	—	15	—	—	—	15
Holder redemption of Series T Preferred Stock and conversion into Class A common stock	7,499	—	—	—	—	—	36	—	—	—	36
Cash redemption of Series B Preferred Stock	—	—	—	—	—	—	2	—	—	—	2
Transfer of noncontrolling interest to controlling interest	—	—	—	—	—	—	—	—	—	(775)	(775)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(2,760)	—	—	—	(2,760)
Adjustment for noncontrolling interest ownership in Operating Partnership	—	—	—	—	—	—	2,440	—	—	(2,440)	—
Net income	—	—	—	—	—	—	—	—	32,929	7,398	40,327

Balance, June 30, 2020	24,605,585	$246	76,603	$1	2,774,338	$66,867	$321,973	$(302,485)	$40,030	$46,075	$172,707

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE THREE MONTHS ENDED JUNE 30, 2019

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
							Additional		Net (loss) income
	Number of		Number of		Number of		Paid-	Cumulative	to Common	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Value	in Capital	Distributions	Stockholders	Interests	Total Equity
Balance, April 1, 2019	22,861,084	$228	76,603	$1	2,850,602	$68,705	$300,407	$(203,920)	$(30,443)	$47,992	$182,970

Issuance of Class A common stock, net	681	—	—	—	—	—	8	—	—	—	8
Issuance of Class A common stock due to Series B warrant exercises	3,780	1	—	—	—	—	40	—	—	—	41
Repurchase of Class A common stock	(749,648)	(8)	—	—	—	—	(8,333)	—	—	—	(8,341)
Issuance of restricted Class A common stock	90,694	1	—	—	—	—	147	—	—	—	148
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	1,312	1,312
Issuance of LTIP Units for expense reimbursements	—	—	—	—	—	—	—	—	—	407	407
Issuance of Series B warrants	—	—	—	—	—	—	1,030	—	—	—	1,030
Common stock distributions declared	—	—	—	—	—	—	—	(3,635)	—	—	(3,635)
Series A Preferred Stock distributions declared	—	—	—	—	—	—	—	(2,950)	—	—	(2,950)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	(214)	—	—	(214)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(5,693)	—	—	(5,693)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(2,021)	—	—	(2,021)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,107)	—	—	(1,107)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(81)	—	—	(81)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,269)	—	—	(1,269)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,430)	(1,430)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(493)	(493)
Redemption of OP Units	—	—	—	—	—	—	(9)	—	—	(5)	(14)
Redemption of Series B Preferred Stock and conversion into Class A common stock	87,736	1	—	—	—	—	1,065	—	—	—	1,066
Cash redemption of Series B Preferred Stock	—	—	—	—	—	—	1	—	—	—	1
Series B warrant exercise, net	—	—	—	—	—	—	(26)	—	—	—	(26)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(1,021)	—	—	(980)	(2,001)
Adjustment for noncontrolling interest ownership in Operating Partnership	—	—	—	—	—	—	2,135	—	—	(2,135)	—
Net income (loss)	—	—	—	—	—	—	—	—	2,345	(4,277)	(1,932)

Balance, June 30, 2019	22,294,327	$223	76,603	$1	2,850,602	$68,705	$295,444	$(220,890)	$(28,098)	$40,391	$155,776

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE SIX MONTHS ENDED JUNE 30, 2020

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
							Additional		Net income
	Number of		Number of		Number of		Paid-	Cumulative	to Common	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Value	in Capital	Distributions	Stockholders	Interests	Total Equity

Balance, January 1, 2020	23,422,557	$234	76,603	$1	2,850,602	$68,705	$311,683	$(259,254)	$6,122	$48,170	$175,661

Issuance of Class A common stock, net	169,255	2	—	—	—	—	1,972	—	—	—	1,974
Issuance of Class A common stock due to Series B warrant exercise	11,172	—	—	—	—	—	121	—	—	—	121
Issuance of Class A common stock for executive salaries	25,174	—	—	—	—	—	147	—	—	—	147
Repurchase of Class A common stock	(1,028,293)	(10)	—	—	—	—	(11,597)	—	—	—	(11,607)
Repurchase of Series A, Series C and/or Series D Preferred Stock	—	—	—	—	(76,264)	(1,838)	511	—	—	—	(1,327)
Issuance of restricted Class A common stock, net of shares withheld for employee taxes	78,865	1	—	—	—	—	221	—	—	—	222
Issuance of LTIP Units for director compensation	—	—	—	—	—	—	—	—	—	343	343
Issuance of LTIP Units for executive bonuses	—	—	—	—	—	—	—	—	—	2,196	2,196
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	3,228	3,228
Issuance of LTIP Units for expense and capitalized cost reimbursements	—	—	—	—	—	—	—	—	—	943	943
Common stock distributions declared	—	—	—	—	—	—	—	(7,920)	—	—	(7,920)
Series A Preferred Stock distributions declared	—	—	—	—	—	—	—	(5,830)	—	—	(5,830)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	(501)	—	—	(501)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(15,614)	—	—	(15,614)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(6,227)	—	—	(6,227)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(2,210)	—	—	(2,210)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(180)	—	—	(180)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(2,514)	—	—	(2,514)
Series T Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,616)	—	—	(1,616)
Series T Preferred Stock accretion	—	—	—	—	—	—	—	(619)	—	—	(619)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,252)	(3,252)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,826)	(3,826)
Conversion of OP Units into Class A common stock	69,713	1	—	—	—	—	131	—	—	(132)	—
Holder redemption of Series B Preferred Stock and conversion into Class A common stock	515,142	5	—	—	—	—	3,740	—	—	—	3,745
Company redemption of Series B Preferred Stock and conversion into Class A common stock	1,334,501	13	—	—	—	—	15,779	—	—	—	15,792
Holder redemption of Series T Preferred Stock and conversion into Class A common stock	7,499	—	—	—	—	—	36	—	—	—	36
Cash redemption of Series B Preferred Stock	—	—	—	—	—	—	8	—	—	—	8
Series B warrant activity and exercise, net	—	—	—	—	—	—	(21)	—	—	—	(21)
Transfer of noncontrolling interest to controlling interest	—	—	—	—	—	—	—	—	—	(775)	(775)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(2,876)	—	—	—	(2,876)
Adjustment for noncontrolling interest ownership in Operating Partnership	—	—	—	—	—	—	2,118	—	—	(2,118)	—
Net income	—	—	—	—	—	—	—	—	33,908	1,298	35,206
Balance, June 30, 2020	24,605,585	$246	76,603	$1	2,774,338	$66,867	$321,973	$(302,485)	$40,030	$46,075	$172,707

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE SIX MONTHS ENDED JUNE 30, 2019

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
							Additional		Net (loss) income
	Number of		Number of		Number of		Paid-	Cumulative	to Common	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Value	in Capital	Distributions	Stockholders	Interests	Total Equity

Balance, January 1, 2019	23,322,211	$233	76,603	$1	2,850,602	$68,705	$307,938	$(187,910)	$(30,621)	$56,597	$214,943

Issuance of Class A common stock, net	1,445	—	—	—	—	—	15	—	—	—	15
Issuance of Class A common stock due to Series B warrant exercises	3,880	1	—	—	—	—	41	—	—	—	42
Repurchase of Class A common stock	(1,255,445)	(13)	—	—	—	—	(13,391)	—	—	—	(13,404)
Issuance of restricted Class A common stock	90,694	1	—	—	—	—	147	—	—	—	148
Issuance of LTIP Units for director compensation	—	—	—	—	—	—	—	—	—	247	247
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	2,610	2,610
Issuance of LTIP Units for expense reimbursements	—	—	—	—	—	—	—	—	—	799	799
Issuance of Series B warrants	—	—	—	—	—	—	1,865	—	—	—	1,865
Common stock distributions declared	—	—	—	—	—	—	—	(7,374)	—	—	(7,374)
Series A Preferred Stock distributions declared	—	—	—	—	—	—	—	(5,900)	—	—	(5,900)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	(367)	—	—	(367)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(10,751)	—	—	(10,751)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(3,695)	—	—	(3,695)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(2,214)	—	—	(2,214)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(141)	—	—	(141)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(2,538)	—	—	(2,538)
Miscellaneous offering costs	—	—	—	—	—	—	(222)	—	—	—	(222)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,851)	(2,851)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(726)	(726)
Redemption of OP Units	—	—	—	—	—	—	(15)	—	—	(10)	(25)
Redemption of Series B Preferred Stock and conversion into Class A common stock	131,542	1	—	—	—	—	1,522	—	—	—	1,523
Cash redemption of Series B Preferred Stock	—	—	—	—	—	—	6	—	—	—	6
Series B warrant exercise, net	—	—	—	—	—	—	(26)	—	—	—	(26)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(7,501)	—	—	(2,390)	(9,891)
Adjustment for noncontrolling interest ownership in Operating Partnership	—	—	—	—	—	—	5,065	—	—	(5,065)	—
Net income (loss)	—	—	—	—	—	—	—	—	2,523	(8,820)	(6,297)
Balance, June 30, 2019	22,294,327	$223	76,603	$1	2,850,602	$68,705	$295,444	$(220,890)	$(28,098)	$40,391	$155,776

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net income (loss)	$35,206	$(6,297)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42,825	35,282
Amortization of fair value adjustments	(189)	(216)
Preferred returns on unconsolidated real estate joint ventures	(5,249)	(4,781)
Gain on sale of real estate investments	(58,096)	—
Gain on sale of non-depreciable real estate investments	—	(679)
Fair value adjustment of interest rate caps	(31)	2,365
Loss on extinguishment of debt	13,985	—
Distributions of income and preferred returns from preferred equity investments and unconsolidated real estate joint ventures	7,007	4,101
Share-based compensation attributable to equity incentive plan	3,571	2,857
Share-based compensation attributable to executive salaries	147	—
Share-based compensation attributable to restricted stock grants	269	148
Share-based expense and capitalized cost reimbursements to BRE – LTIP Units	943	799
Changes in operating assets and liabilities:
Due to (from) affiliates, net	3,484	(7)
Accounts receivable, prepaids and other assets	(6,086)	(5,971)
Accounts payable and other accrued liabilities	5,552	(548)
Net cash provided by operating activities	43,338	27,053
Cash flows from investing activities:
Acquisitions of real estate investments	(109,460)	(111,562)
Capital expenditures	(8,951)	(11,132)
Investment in notes receivable from related parties	(13,552)	(11,638)
Repayments on notes receivable from related parties	29,000	—
Proceeds from sale of real estate investments	158,448	952
Proceeds from sale and redemption of unconsolidated real estate joint ventures	35,542	—
Purchase of interests from noncontrolling interests	(3,651)	(9,891)
Investment in unconsolidated real estate joint venture interests	(17,119)	(11,669)
Net cash provided by investing activities	70,257	(154,940)
Cash flows from financing activities:
Distributions to common stockholders	(7,742)	(7,570)
Distributions to noncontrolling interests	(6,654)	(3,393)
Distributions to preferred stockholders	(27,428)	(20,937)
Borrowings on mortgages payable	70,845	77,212
Repayments on mortgages payable including prepayment penalties	(135,141)	(3,402)
Proceeds from credit facilities	276,189	72,500
Repayments on credit facilities	(163,689)	(53,407)
Payments of deferred financing fees	(2,946)	(789)
Miscellaneous offering costs	—	(222)
Net proceeds from issuance of Class A common stock	1,974	15
Repurchase of Class A common stock	(11,607)	(13,404)
Shares withheld for employee taxes upon vesting of awards	(47)	—
Repurchase of Series A, Series C and/or Series D Preferred Stock	(6,103)	—
Net proceeds from issuance of 6.0% Series B Redeemable Preferred Stock	—	82,408
Retirement of 6.0% Series B Redeemable Preferred Stock	(290)	—
Net proceeds from issuance of Warrants associated with the Series B Redeemable Preferred Stock	—	1,865
Net proceeds from exercise of Warrants associated with the Series B Redeemable Preferred Stock	115	21
Net proceeds from issuance of 6.150% Series T Redeemable Preferred Stock	89,978	—
Retirement of 6.150% Series T Redeemable Preferred Stock	(24)	—
Payments to redeem 6.0% Series B Redeemable Preferred Stock	(93)	(80)
Payments to redeem Operating Partnership Units	—	(25)
Net cash provided by financing activities	77,337	130,792
Net increase in cash, cash equivalents and restricted cash	$190,932	$2,905
Cash, cash equivalents and restricted cash, beginning of year	50,768	52,244
Cash, cash equivalents and restricted cash, end of period	$241,700	$55,149
Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$27,686	$27,423
Supplemental disclosure of non-cash investing and financing activities
Distributions payable – declared and unpaid	$14,498	$12,527
Mortgage assumed upon property acquisition	$30,997	$—
Capital expenditures held in accounts payable and other accrued liabilities	$(536)	$(1,207)

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

As of June 30, 2020, the Company held investments in fifty-four real estate properties, consisting of thirty-four consolidated operating properties and twenty properties through preferred equity, mezzanine loan or ground lease investments. Of the property interests held through preferred equity, mezzanine loan or ground lease investments, three are under development, six are in lease-up and eleven properties are stabilized. The fifty-four properties contain an aggregate of 15,962 units, comprised of 11,524 consolidated operating units and 4,438 units through preferred equity, mezzanine loan or ground lease investments. As of June 30, 2020, the Company’s consolidated operating properties were approximately 95.3% occupied.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or the Operating Partnership’s wholly-owned subsidiaries, owns substantially all the property interests acquired and investments made on the Company’s behalf. As of June 30, 2020, limited partners other than the Company owned approximately 29.28% of the common units of the Operating Partnership (18.09% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 11.19% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 5.61% which are not vested at June 30, 2020).

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

The COVID-19 pandemic could have material and adverse effects on the Company’s financial condition, results of operations and cash flows in the near term due to, but not limited to, the following:

●	reduced economic activity may impact the employment of the Company’s tenants and their ability to pay their obligations to the Company, thus requesting modifications of such obligations, resulting in increases in uncollectible receivables and reductions in rental income;
●	the negative financial impact of the pandemic could impact the Company’s future compliance with financial covenants of its credit facilities and other debt agreements;
●	weaker economic conditions could require that the Company recognize impairment in value of its real estate assets due to a reduction in property income;
●	the Company’s inability to maintain occupancy or leasing rates, or increase these rates at stabilizing development properties, including due to possible reduced foot traffic and lease applications from prospective tenants at the Company’s properties as a result of shelter-in-place orders and similar government guidelines; and
●	concentration of the Company’s properties in markets that may be more severely affected by the COVID-19 pandemic due to its significant negative impact on certain key economic drivers in those markets, such as travel and entertainment.

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

As of June 30, 2020, the Company collected 97% of rents, including payment plans of 1%, for the three months ended June 30, 2020 including the properties in its preferred and mezzanine loan investments. The Company provided rent deferral payment plans as a result of hardships these tenants are experiencing due to the COVID-19 impact. Although the Company expects to continue to receive tenant requests for rent deferrals in the coming months, the Company does not expect to waive its contractual rights under its lease agreements. Further, while occupancy remains strong at 95.3% as of June 30, 2020, in future periods, the Company may experience reduced levels of tenant retention as well as reduced foot traffic and lease applications from prospective tenants as a result of the impact of COVID-19.

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

Financial Instrument Fair Value Disclosures

As of June 30, 2020 and December 31, 2019, the carrying values of cash and cash equivalents, accounts receivable, due to and due from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable from related parties approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles.

Refer to Note 10 for further information regarding fair value measurements.

Lessor Accounting

The Company’s current portfolio is focused predominately on apartment properties whereby the Company generates rental revenue by leasing apartments to residents in its communities. As lease revenues for apartments fall under the scope of ASC Topic 842, such lease revenues are classified as operating leases with straight-line recognition over the terms of the relevant lease agreement and inclusion within rental revenue. Resident leases are generally for one-year or month-to-month terms and are renewable by mutual agreement between the Company and the resident. Non-lease components of the Company’s apartment leases are combined with the related lease component and accounted for as a single lease component under ASC Topic 842. The balances of net real estate investments and related depreciation on the Company’s consolidated financial statements relate to assets for which the Company is the lessor.

Lessee Accounting

The Company determines if an arrangement is a lease at inception. The Company is currently engaged in operating lease agreements that primarily relate to certain equipment leases. The Company determined that the lessee operating lease commitments have no material impact on its consolidated financial statements with the adoption of ASC Topic 842. The Company will continue to assess any modification of existing lease agreements and execution of any new lease agreements for the potential requirement of recording a right-of-use-asset or liability in the future.

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

The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date but does not include all the information and disclosures required by GAAP for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our audited consolidated financial statements for the year ended December 31, 2019 contained in the Annual Report on Form 10-K as filed with the Securities and Exchange Commission ("SEC") on February 24, 2020.

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

Other than the adoption of new accounting pronouncements as described below, there have been no significant changes to the Company's accounting policies since it filed its audited consolidated financial statements in its Annual Report on Form 10-K for the year ended December 31, 2019.

New Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13 "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 requires more timely recognition of credit losses associated with financial assets. While previous GAAP included multiple credit impairment objectives for instruments, the previous objectives generally delayed recognition of the full amount of credit losses until the loss was probable of occurring. The amendments in ASU 2016-13, whose scope is asset-based and not restricted to financial institutions, eliminate the probable initial recognition threshold in current GAAP and, instead, reflect an entity's current estimate of all expected credit losses. The amendments in ASU 2016-13 broaden the information that the Company must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss that will be more useful to users of the financial statements. In November 2018, the FASB issued ASU No. 2018-19 "Codification Improvements to Topic 326, Financial Instruments-Credit Losses" (“ASU 2018-19”). ASU 2018-19 clarifies that operating lease receivables are excluded from the scope of ASU 2016-13 and instead, impairment of operating lease receivables is to be accounted for under ASC Topic 842. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-13 as of January 1, 2020 and the adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In April 2020, the FASB issued a Staff Question-and-Answer (“Q&A”) to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under ASC Topic 842. The Q&A allows companies to not apply the lease modification guidance to rent concessions that result in deferred rent where the total cash flows required by the modified lease agreement are materially the same as the cash flows required under the original lease and the changes to the lease do not result in a substantial increase to the rights of the lessor or the obligations of the lessee. The Company adopted the guidance during the three months ended June 30, 2020 for eligible residential lease concessions. The lease concessions that met the criteria of the Q&A are treated as if they were part of the enforceable rights and obligations of the parties under the existing lease contract. The amount of rent concessions subject to the Q&A were not material and this adoption did not have a material impact on the Company's consolidated results of operations.

Note 3 – Sale of Real Estate Assets

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

Sale of Ashton Reserve

On April 14, 2020, the Company closed on the sale of Ashton Reserve, located in Charlotte, North Carolina, pursuant to the terms and conditions of two separate purchase and sales agreements. The properties were sold for approximately $84.6 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the properties in the amount of $45.4 million, the payment of early extinguishment of debt costs of $7.1 million and payment of closing costs and fees of $0.8 million, the sale of the properties generated net proceeds of approximately $31.2 million and a gain on sale of approximately $26.5 million.

Sale of Marquis at TPC

On April 17, 2020, the Company closed on the sale of Marquis at TPC, located in San Antonio, Texas. The property was sold for $22.5 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the property in the amount of $16.3 million, the sale of the property generated net proceeds of approximately $5.9 million and a gain on sale of approximately $3.2 million, of which the Company’s pro rata share of the proceeds was approximately $5.3 million and pro rata share of the gain was approximately $2.8 million.

Sale of Enders Place at Baldwin Park

On April 21, 2020, the Company closed on the sale of Enders Place at Baldwin Park, located in Orlando, Florida. The property was sold for approximately $53.2 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the property in the amount of $23.2 million, the payment of early extinguishment of debt costs of $2.2 million and payment of closing costs and fees of $0.9 million, the sale of the property generated net proceeds of approximately $26.1 million and a gain on sale of approximately $28.2 million, of which the Company’s pro rata share of the proceeds was approximately $24.0 million and pro rata share of the gain was approximately $26.0 million.

Note 4 – Investments in Real Estate

As of June 30, 2020, the Company held investments in thirty-four consolidated operating properties and twenty development properties through preferred equity, mezzanine loan or ground lease investments. The following tables provide summary information regarding the Company’s consolidated operating properties and preferred equity, mezzanine loan and ground lease investments, which are either consolidated or accounted for under the equity method of accounting.

Consolidated Operating Properties

		Number of	Date Built /	Ownership
Multifamily Community Name	Location	Units	Renovated (1)	Interest
ARIUM Glenridge	Atlanta, GA	480	1990	90%
ARIUM Grandewood	Orlando, FL	306	2005	100%
ARIUM Hunter’s Creek	Orlando, FL	532	1999	100%
ARIUM Metrowest	Orlando, FL	510	2001	100%
ARIUM Westside	Atlanta, GA	336	2008	90%
Ashford Belmar	Lakewood, CO	512	1988/1993	85%
Avenue 25	Phoenix, AZ	254	2013	100%
Cade Boca Raton	Boca Raton, FL	90	2019	81%
Chattahoochee Ridge	Atlanta, GA	358	1996	90%
Citrus Tower	Orlando, FL	336	2006	97%
Denim	Scottsdale, AZ	645	1979	100%
Element	Las Vegas,NV	200	1995	100%
Falls at Forsyth	Cumming, GA	356	2019	100%
Gulfshore Apartment Homes	Naples, FL	368	2016	100%
James at South First	Austin, TX	250	2016	90%
Marquis at The Cascades	Tyler, TX	582	2009	90%
Navigator Villas	Pasco, WA	176	2013	90%
Outlook at Greystone	Birmingham, AL	300	2007	100%
Park & Kingston	Charlotte, NC	168	2015	100%
Pine Lakes Preserve	Port St. Lucie, FL	320	2003	100%
Plantation Park	Lake Jackson, TX	238	2016	80%
Providence Trail	Mount Juliet, TN	334	2007	100%
Roswell City Walk	Roswell, GA	320	2015	98%
Sands Parc	Daytona Beach, FL	264	2017	100%
The Brodie	Austin, TX	324	2001	100%
The District at Scottsdale	Scottsdale, AZ	332	2018	100%
The Links at Plum Creek	Castle Rock, CO	264	2000	88%
The Mills	Greenville, SC	304	2013	100%
The Preserve at Henderson Beach	Destin, FL	340	2009	100%
The Reserve at Palmer Ranch	Sarasota, FL	320	2016	100%
The Sanctuary	Las Vegas, NV	320	1988	100%
Veranda at Centerfield	Houston, TX	400	1999	93%
Villages of Cypress Creek	Houston, TX	384	2001	80%
Wesley Village	Charlotte, NC	301	2010	100%
Total		11,524
(1)	Represents date of last significant renovation or year built if there were no renovations.

Depreciation expense was $18.0 million and $15.8 million, and $36.2 million and $31.6 million for the three and six months ended June 30, 2020 and 2019, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. In-place leases are amortized over the remaining term of the in-place leases, which is approximately six months. Amortization expense related to the in-place leases was $2.1 million and $0.4 million, and $4.8 million and $1.9 million for the three and six months ended June 30, 2020 and 2019, respectively.

Preferred Equity, Mezzanine Loan and Ground Lease Investments

			Actual /	Actual /
		Actual /	Estimated	Estimated
		Planned	Initial	Construction
Multifamily Community Name	Location	Number of Units	Occupancy	Completion
Lease-up Investments
Vickers Historic Roswell	Roswell, GA	79	2Q 2018	3Q 2018
Arlo	Charlotte, NC	286	2Q 2018	1Q 2019
Novel Perimeter	Atlanta, GA	320	3Q 2018	1Q 2019
Motif	Fort Lauderdale, FL	385	1Q 2020	2Q 2020
North Creek Apartments	Leander, TX	259	2Q 2020	4Q 2020
Wayforth at Concord	Concord, NC	150	1Q 2020	3Q 2021
Total lease-up units		1,479

Development Investments
Riverside Apartments	Austin, TX	222	1Q 2021	2Q 2021
Zoey	Austin, TX	307	1Q 2022	2Q 2022
The Park at Chapel Hill (1)	Chapel Hill, NC	—	—	—
Total development units		529

Multifamily Community Name	Location	Number of Units
Operating Investments (2)
Alexan CityCentre	Houston, TX	340
Alexan Southside Place	Houston, TX	270
Belmont Crossing (3)	Smyrna, GA	192
Domain at The One Forty	Garland, TX	299
Georgetown Crossing (3)	Savannah, GA	168
Mira Vista	Austin, TX	200
Park on the Square (3)	Pensacola, FL	240
Sierra Terrace (3)	Atlanta, GA	135
Sierra Village (3)	Atlanta, GA	154
The Commons (3)	Jacksonville, FL	328
Thornton Flats	Austin, TX	104
Total operating units		2,430
Total units		4,438
(1)	The development is in the planning phase; project specifications are in process.
(2)	Stabilized operating properties in which the Company has a preferred equity investment or equity interest. Refer to Note 7 for further information.
(3)	Belmont Crossing, Georgetown Crossing, Park on the Square, Sierra Terrace, Sierra Village and The Commons are collectively known as the Strategic Portfolio. Refer to Note 7 for further information.

Note 5 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity and related new financing during the six months ended June 30, 2020 (dollars in thousands):

Property	Location	Date	Ownership Interest	Purchase Price	Mortgage
Avenue 25	Phoenix, AZ	January 23, 2020	100%	$55,600	$36,566	(1)
Falls at Forsyth	Cumming, GA	March 6, 2020	100%	82,500	—	(2)
(1)	Mortgage balance includes a $29.7 million loan assumption and a $6.9 million supplemental loan secured by the Avenue 25 property.

(2)	The Company funded $79.9 million of the purchase price with proceeds from its Amended Senior Credit Facility secured by the Falls at Forsyth property. Refer to Note 8 for further information about the Company's Amended Senior Credit Facility.

Purchase Price Allocation

The real estate acquisitions above have been accounted for as asset acquisitions. The purchase prices were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition.

The following table summarizes the assets acquired and liabilities assumed at the acquisition date for acquisitions made during the six months ended June 30, 2020 (amounts in thousands):

Purchase Price
Allocation
Land	$12,594
Building	108,943
Building improvements	4,032
Land improvements	9,645
Furniture and fixtures	3,141
In-place leases	2,102
Total assets acquired	$140,457
Mortgages assumed	$29,705
Fair value adjustments	1,292
Total liabilities assumed	$30,997

Acquisition of Additional Interest in The Brodie

On April 24, 2020, the Company purchased the non-controlling partner’s interest in The Brodie for $3.5 million, increasing the Company's interest in the property from 93% to 100%.

Note 6 – Notes and Interest Receivable due from Related Parties

Following is a summary of the notes and accrued interest receivable due from related parties as of June 30, 2020 and December 31, 2019 (amounts in thousands):

	June 30,	December 31,
Property	2020	2019
Arlo	$29,247	$27,605
Domain at The One Forty	23,818	23,430
Motif	75,471	75,436
Novel Perimeter	22,223	20,867
The Park at Chapel Hill	15,637	34,819
Vickers Historic Roswell	11,619	11,624
Total	$178,015	$193,781

Following is a summary of the interest income from related parties and ground leases for the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Property	2020	2019	2020	2019
Arlo	$1,068	$919	$2,087	$1,828
Cade Boca Raton	—	467	—	904
Domain at The One Forty	325	805	647	1,557
Motif	2,297	2,400	4,697	4,773
Novel Perimeter	795	771	1,566	1,533
The Park at Chapel Hill	384	212	1,320	368
Vickers Historic Roswell	430	399	859	786
Zoey (1)	39	—	51	—
Total	$5,338	$5,973	$11,227	$11,749
(1)	Refer to Note 14 for further information about the Zoey Ground Lease.

The occupancy percentages of the Company’s related party properties at June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
Property	2020	2019
Arlo	86.7%	82.2%
Domain at The One Forty	91.6%	85.6%
Motif	20.3%	— (1)
Novel Perimeter	81.3%	79.4%
The Park at Chapel Hill	— (2)	— (2)
Vickers Historic Roswell	82.3%	74.7%
(1)	The development had not commenced lease-up at December 31, 2019.
(2)	The development is in the planning phase; project specifications are in process.

Arlo Financing

On March 30, 2020, the Company, increased its mezzanine loan commitment to BR Morehead JV Member, LLC to $32.0 million, of which $28.9 million has been funded as of June 30, 2020. The loan matures on the earliest to occur of: (i) July 1, 2025, (ii) the date of sale or transfer of property, or (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The loan can be prepaid without penalty.

On March 31, 2020, the Arlo property owner refinanced the construction loan and entered into a $43.0 million senior mortgage loan (“senior loan”) secured by the Arlo property and used the proceeds in part to pay off the outstanding principal balances, in full, of the previous construction loan of $33.6 million and mezzanine loan provided by an unaffiliated third party of $7.3 million. The Arlo property owner accounted for the refinancing as an extinguishment of debt. The senior loan matures on April 1, 2025 and bears interest at a floating basis of the greater of LIBOR plus 1.65% or 2.65%, with interest-only payments during the term of the senior loan. On or after April 1, 2022, the loan may be prepaid without prepayment fee or yield maintenance.

Motif Mezzanine Financing

On March 31, 2020, the Company received a paydown of $8.0 million on the Motif Mezz Loan (formerly, the “Flagler Mezz Loan”), reducing the outstanding principal balance to $66.6 million. On May 8, 2020, at the borrower’s request, the Company amended the Motif Mezz Loan agreement to re-lend the $8.0 million to the Motif Mezz Loan borrower. The Company funded the full $8.0 million to the Motif Mezz Loan borrower, increasing the outstanding Motif Mezz Loan balance to $74.6 million as of June 30, 2020.

Novel Perimeter Mezzanine Financing

On May 5, 2020, the Company increased its mezzanine loan commitment to BR Perimeter JV Member, LLC to $23.8 million, of which $22.0 million was funded as of June 30, 2020. In exchange for increasing its loan commitment, the Company received the right to exercise an option to purchase, at the greater of a 2.5 basis point discount to fair market value or 15% internal rate of return for Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”), an affiliate of BRG Manager, LLC, the Company’s former Manager (the “former Manager”), up to a 100% common membership interest in BR Perimeter JV Member, LLC.

The Park at Chapel Hill Mezzanine Financing

On March 31, 2020, the Company received a paydown of $21.0 million on the Chapel Hill Mezz Loan, reducing the outstanding principal balance to $8.5 million. On May 9, 2020, at the borrower’s request, the Company amended the Chapel Hill Mezz Loan agreement to permit the Chapel Hill Mezz Loan borrower to re-borrow $2.0 million. The Company funded the full $2.0 million to the Chapel Hill Mezz Loan borrower, increasing the outstanding Chapel Hill Mezz Loan balance to $10.5 million as of June 30, 2020. The senior loan of $5.0 million provided by the Company remains outstanding in full.

Note 7 – Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The carrying amount of the Company’s preferred equity investments and investments in unconsolidated real estate joint ventures as of June 30, 2020 and December 31, 2019 is summarized in the table below (amounts in thousands):

	June 30,	December 31,
Property	2020	2019

Alexan CityCentre	$13,980	$12,788
Alexan Southside Place	25,496	24,866
Helios	642	23,663
Leigh House	80	80
Mira Vista	5,250	5,250
North Creek Apartments	15,440	14,964
Riverside Apartments	13,422	12,342
Strategic Portfolio (1)	22,105	10,183
Thornton Flats	4,600	4,600
Wayforth at Concord	6,500	4,683
Whetstone Apartments	—	12,932
Other	95	93
Total	$107,610	$126,444
(1)	Belmont Crossing, Georgetown Crossing, Park on the Square, Sierra Terrace, Sierra Village and The Commons are collectively known as the Strategic Portfolio.

As of June 30, 2020, the Company, through wholly-owned subsidiaries of the Operating Partnership, had outstanding equity investments in thirteen joint ventures, each of which was created to develop a multifamily property.

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

Five of the thirteen equity investments, Arlo, Domain at The One Forty, Motif, Novel Perimeter and Vickers Historic Roswell, represent a remaining 0.5% common interest in joint ventures where, in some cases, the Company has previously redeemed its preferred equity investment in the joint ventures and provided a mezzanine loan. Refer to Note 6 for further information.

The preferred returns on the Company’s unconsolidated real estate joint ventures for the three and six months ended June 30, 2020 and 2019 are summarized below (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Property	2020	2019	2020	2019
Alexan CityCentre	$616	$497	$1,207	$982
Alexan Southside Place	318	390	632	773
Helios (1)	—	335	(159)	666
Leigh House	—	558	—	1,082
Mira Vista	134	—	268	—
North Creek Apartments	485	288	961	510
Riverside Apartments	421	191	829	304
Strategic Portfolio	544	—	841	—
Thornton Flats	103	—	206	—
Wayforth at Concord	213	—	408	—
Whetstone Apartments	—	233	56	464
Preferred returns on unconsolidated joint ventures	$2,834	$2,492	$5,249	$4,781
(1)	Of the ($159) loss incurred at Helios, ($143) pertains to costs related to the sale of Helios.

The occupancy percentages of the Company’s unconsolidated real estate joint ventures at June 30, 2020 and December 31, 2019 are as follows:

	June 30,	December 31,
Property	2020	2019
Alexan CityCentre	84.1%	90.9%
Alexan Southside Place	92.2%	95.2%
Mira Vista	91.5%	93.5%
North Creek Apartments	10.4%	— (2)
Riverside Apartments	— (1)	— (2)
Strategic Portfolio
Belmont Crossing	95.3%	89.6%
Georgetown Crossing	88.7%	—
Park on the Square	96.3%	—
Sierra Terrace	96.3%	97.0%
Sierra Village	92.2%	86.4%
The Commons	97.3%	—
Thornton Flats	89.4%	90.4%
Wayforth at Concord	26.7%	— (2)
(1)	The development has not commenced lease-up.
(2)	The development had not commenced lease-up at December 31, 2019.

Summary combined financial information for the Company’s investments in unconsolidated real estate joint ventures as of June 30, 2020 and December 31, 2019 and for the three and six months ended June 30, 2020 and 2019 is as follows (amounts in thousands):

	June 30,	December 31,
	2020	2019
Balance Sheets:
Real estate, net of depreciation	$712,059	$678,073
Other assets	38,420	51,212
Total assets	$750,479	$729,285

Mortgages payable	$600,472	$570,573
Other liabilities	31,348	36,129
Total liabilities	$631,820	$606,702
Members’ equity	118,659	122,583
Total liabilities and members’ equity	$750,479	$729,285

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating Statement:
Rental revenues	$12,311	$8,924	$22,680	$16,724
Operating expenses	(6,778)	(5,494)	(13,045)	(10,628)
Income before debt service and depreciation and amortization	5,533	3,430	9,635	6,096
Interest expense, net	(6,870)	(8,243)	(14,662)	(15,476)
Depreciation and amortization	(4,096)	(4,146)	(7,818)	(8,133)
Net operating loss	(5,433)	(8,959)	(12,845)	(17,513)
Gain on sale of Whetstone and Helios, net	—	—	14,716	—
Net (loss) income	$(5,433)	$(8,959)	$1,871	$(17,513)

Alexan Southside Place Interests

Alexan Southside Place is developed upon a tract of land ground leased from Prokop Industries BH, L.P., a Texas limited partnership, by BR Bellaire BLVD, LLC (“BR Bellaire BLVD”), as tenant under an 85-year ground lease. BR Bellaire BLVD has a right-of-use asset and lease liability of $17.1 million as of June 30, 2020.

Strategic Portfolio Interests

On March 20, 2020, the Company made an $8.0 million preferred equity investment in a joint venture (the “Strategic JV”) with an unaffiliated third party for the following two stabilized properties: Georgetown Crossing, located in Savannah, Georgia, and Park on the Square, located in Pensacola, Florida. On May 8, 2020, the Company made an additional $3.9 million preferred equity investment in the Strategic JV for The Commons, a stabilized property located in Jacksonville, Florida. These three properties, together with Belmont Crossing, Sierra Terrace and Sierra Village, are collectively known as the Strategic Portfolio. The Company will earn a 7.5% current return and a 3.0% accrued return on its total preferred equity investment in the Strategic JV, for a total preferred return of 10.5%. The Strategic JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return in each property on the earlier date which is: (i) the sale of the property, (ii) the refinancing of the loan related to the property, or (iii) the maturity date of the property loan.

Whetstone Apartments Interests

On January 22, 2020, through a subsidiary of its Operating Partnership, the Company entered into a membership interest purchase agreement to purchase 100% of the common membership interest in BR Whetstone Member, LLC from Fund III, an affiliate of the former Manager, for approximately $2.5 million. In conjunction with this transaction, BR Whetstone Member, LLC, along with BRG Avenue 25 TRS, LLC, a wholly-owned subsidiary of the Company’s Operating Partnership, entered into a membership purchase agreement to purchase the right to all the economic interest promote and the common membership interest of 7.5% held in the Whetstone Apartments joint venture from an unaffiliated member of the joint venture for approximately $1.9 million.

The Whetstone Apartments investment was sold on January 24, 2020. Please refer to Note 3 for further information.

Note 8 – Revolving credit facilities

The outstanding balances on the revolving credit facilities as of June 30, 2020 and December 31, 2019 are as follows (amounts in thousands):

	June 30,	December 31,
Revolving Credit Facilities	2020	2019
Amended Senior Credit Facility	$80,500	$18,000
Second Amended Junior Credit Facility	50,000	—
Total	$130,500	$18,000

Amended Senior Credit Facility

On March 6, 2020, the Company, through its Operating Partnership, entered into an amended and restated, in its entirety, Senior Credit Facility (the “Amended Senior Credit Facility”). The Amended Senior Credit Facility provides for a revolving loan with an initial commitment amount of $100 million, which commitment contains an accordion feature to a maximum total commitment of up to $350 million. Borrowings under the Amended Senior Credit Facility bear interest, at the Company’s option, at LIBOR plus 1.30% to 1.65% or the base rate plus 0.30% to 0.65%, depending on the Company’s leverage ratio. The weighted average interest rate was 1.73% at June 30, 2020. The Company pays an unused fee at an annual rate of 0.15% to 0.20% of the unused portion of the Amended Senior Credit Facility, depending on the borrowings outstanding. The Amended Senior Credit Facility matures on March 6, 2023 and contains two one-year extension options, subject to certain conditions. The Amended Senior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio and minimum tangible net worth. At June 30, 2020, the Company was in compliance with all covenants under the Amended Senior Credit Facility. The Company has guaranteed the obligations under the Amended Senior Credit Facility and has pledged certain assets as collateral.

The Amended Senior Credit Facility provides the Company with the ability to issue up to $50 million in letters of credit. While the issuance of letters of credit does not increase the Company’s borrowings outstanding under the Amended Senior Credit Facility, it does reduce the availability of borrowings. At June 30, 2020, the Company had one outstanding letter of credit of $0.8 million.

Second Amended Junior Credit Facility

On November 6, 2019, the Company, through a subsidiary of its Operating Partnership, entered into a second amended and restated, in its entirety, Junior Credit Facility (the “Second Amended Junior Credit Facility”). The Second Amended Junior Credit Facility provides for a revolving loan with a maximum commitment amount of $72.5 million. Borrowings under the Second Amended Junior Credit Facility bear interest, at the Company’s option, at LIBOR plus 2.75% to 3.25% or the base rate plus 1.75% to 2.25%, depending on the Company’s leverage ratio. The weighted average interest rate was 5.25% at June 30, 2020. The Company pays an unused fee at an annual rate of 0.35% to 0.40% of the unused portion of the Second Amended Junior Credit Facility, depending on the borrowings outstanding. The Second Amended Junior Credit Facility matures on December 21, 2021 and contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio, minimum tangible net worth and minimum equity raise and collateral values. At June 30, 2020, the Company was in compliance with all covenants under the Second Amended Junior Credit Facility. The Company has guaranteed the obligations under the Second Amended Junior Credit Facility and has pledged certain assets as collateral.

The availability of borrowings under the revolving credit facilities at June 30, 2020 is based on the collateral and compliance with various ratios related to those assets and was approximately $24.2 million.

Note 9 – Mortgages Payable

The following table summarizes certain information as of June 30, 2020 and December 31, 2019, with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of June 30, 2020
	June 30,	December 31,		Interest-only
Property	2020	2019	Interest Rate	through date	Maturity Date
Fixed Rate:
ARIUM Grandewood (1)	$19,713	$19,713	4.35%	July 2020	July 1, 2025
ARIUM Hunter’s Creek	71,533	72,183	3.65%	(2)	November 1, 2024
ARIUM Metrowest	64,559	64,559	4.43%	May 2021	May 1, 2025
ARIUM Westside	52,150	52,150	3.68%	August 2021	August 1, 2023
Ashford Belmar	100,675	100,675	4.53%	December 2022	December 1, 2025
Ashton Reserve I	—	30,329
Avenue 25 (3)	36,566	—	4.18%	July 2022	July 1,2027
Chattahoochee Ridge	45,338	45,338	3.25%	December 2022	December 5, 2024
Citrus Tower	40,980	41,325	4.07%	(2)	October 1, 2024
Denim	91,634	91,634	3.32%	August 2024	August 1, 2029
Element	29,260	29,260	3.63%	July 2022	July 1,2026
Enders Place at Baldwin Park	—	23,337
Gulfshore Apartment Homes	46,345	46,345	3.26%	September 2022	September 1, 2029
James on South First	25,895	26,111	4.35%	(2)	January 1, 2024
Navigator Villas (4)	20,515	20,515	4.56%	June 2021	June 1, 2028
Outlook at Greystone	22,105	22,105	4.30%	June 2021	June 1, 2025
Park & Kingston	19,600	19,600	3.32%	November 2024	November 1, 2026
Pine Lakes Preserve	—	26,950
Plantation Park	26,625	26,625	4.64%	July 2024	July 1, 2028
Providence Trail	47,950	47,950	3.54%	July 2021	July 1, 2026
Roswell City Walk	50,526	51,000	3.63%	(2)	December 1, 2026
The Brodie	33,878	34,198	3.71%	(2)	December 1, 2023
The Links at Plum Creek	39,896	40,000	4.31%	(2)	October 1, 2025
The Mills	25,539	25,797	4.21%	(2)	January 1, 2025
The Preserve at Henderson Beach	48,490	48,490	3.26%	September 2028	September 1, 2029
The Reserve at Palmer Ranch	41,298	41,348	4.41%	(2)	May 1, 2025
The Sanctuary	33,707	33,707	3.31%	Interest-only	August 1, 2029
Villages of Cypress Creek	—	26,200
Wesley Village	39,776	40,111	4.25%	(2)	April 1, 2024
Total Fixed Rate	$1,074,553	$1,147,555

Floating Rate (5):
ARIUM Glenridge	$49,500	$49,500	1.51%	September 2021	September 1, 2025
ARIUM Grandewood (1)	19,672	19,672	1.58%	July 2020	July 1, 2025
Ashton Reserve II	—	15,213
Cade Boca Raton	23,500	23,500	2.50%	June 2022	January 1, 2025
Fannie Facility Advance	13,936	—	2.77%	June 2022	June 1, 2027
Marquis at The Cascades I	31,976	32,284	1.79%	(2)	June 1, 2024 (6)
Marquis at The Cascades II	22,316	22,531	1.79%	(2)	June 1, 2024 (6)
Marquis at TPC	—	16,468
Pine Lakes Preserve	42,728	—	3.16%	July 2025	July 1, 2030
The District at Scottsdale (7)	76,200	82,200	1.85%	Interest-only	June 11, 2021 (8)
Veranda at Centerfield	26,100	26,100	1.42%	July 2021	July 26, 2023 (9)
Villages of Cypress Creek	33,520	—	2.73%	July 2022	July 1, 2027
Total Floating Rate	$339,448	$287,468
Total Mortgages Payable	$1,414,001	$1,435,023
Fair value adjustments	2,354	1,815
Deferred financing costs, net	(11,309)	(11,581)
Total	$1,405,046	$1,425,257
(1)	ARIUM Grandewood has a fixed rate loan and a floating rate loan.
(2)	The loan requires monthly payments of principal and interest.
(3)	The principal balance includes a $29.7 million loan at a fixed rate of 4.02% and a $ 6.9 million supplemental loan at a fixed rate of 4.86%.
(4)	The principal balance includes a $14.8 million loan at a fixed rate of 4.31% and a $5.7 million supplemental loan at a fixed rate of 5.23%.
(5)	Other than The District at Scottsdale, all the Company’s floating rate loans bear interest at one-month LIBOR + margin. In June 2020, one-month LIBOR in effect was 0.18%. LIBOR rate is subject to a rate cap. Refer to Note 11 for further information.
(6)	The loan can be extended, subject to certain conditions, in connection with an election to convert to a fixed interest rate loan.
(7)	The loan bears interest at a floating rate of one or three-month LIBOR + margin, at the Company's discretion. The loan is not subject to a rate cap.
(8)	The loan has two (2) three-month extension options subject to certain conditions.

(9)	The loan has two (2) one-year extension options subject to certain conditions.

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

Refinancing of Villages of Cypress Creek

On June 2, 2020, the Company, through an indirect subsidiary, entered into a $33.5 million floating rate loan, which is secured by Villages of Cypress Creek, and paid off the previous fixed rate loan of $26.2 million. The Company accounted for the refinancing as an extinguishment of debt and recorded a loss on extinguishment of debt of $0.9 million.

Refinancing of Pine Lakes Preserve

On June 24, 2020, the Company, through an indirect subsidiary, entered into a $42.7 million floating rate loan, which is secured by Pine Lakes Preserve, and paid off the previous fixed rate loan of $27.0 million. The Company accounted for the refinancing as an extinguishment of debt and recorded a loss on extinguishment of debt of $3.6 million.

Modification of The District at Scottsdale loan

On June 30, 2020, the Company, through an indirect subsidiary, exercised the loan extension option and entered into an amended loan agreement for The District at Scottsdale. As part of the amended loan agreement, the Company made a principal payment of $6.0 million and paid an extension fee of $0.2 million. Terms of the amended loan agreement include, but are not limited to, (i) extension of the loan maturity date to June 11, 2021, (ii) the addition of two (2) three-month extension options, and (iii) the requirement of the Company to remit mandatory prepayments in an amount equal to excess cash flow from the preceding month, with prepayments commencing in July 2020 and monthly thereafter until the loan is paid in full. The Company accounted for the loan amendment as a loan modification.

Master Credit Facility with Fannie Mae

On April 30, 2018, the Company, through certain subsidiaries of the Operating Partnership, entered into a Master Credit Facility Agreement (the “Fannie Facility”), which was issued through Fannie Mae’s Multifamily Delegated Underwriting and Servicing Program. The Fannie Facility includes certain restrictive covenants, including indebtedness, liens, investments, mergers and asset sales, and distributions. The Fannie Facility also contains events of default, including payment defaults, covenant defaults, bankruptcy events, and change of control events. Each note under the Fannie Facility is cross-defaulted and cross-collateralized and the Company has guaranteed the obligations under the Fannie Facility. As of June 30, 2020, the mortgage loans secured by ARIUM Grandewood, ARIUM Metrowest and Outlook at Greystone were issued under the Fannie Facility.

On May 27, 2020, the Company, through certain subsidiaries of the Operating Partnership, entered into a $13.9 million floating rate advance (the “Fannie Facility Advance”) originated under the Master Credit Facility Agreement and collateralized by the properties issued under the Fannie Facility. The Fannie Facility Advance matures on June 1, 2027 and bears interest at LIBOR plus 2.60%, subject to an interest rate cap, with interest-only payments through June 2022 and then monthly payments based on thirty-year amortization. The Fannie Facility Advance may be prepaid without prepayment or yield maintenance beginning March 1, 2027.

The Company may request future fixed rate advances or floating rate advances under the Fannie Facility either by borrowing against the value of the mortgaged properties (based on the valuation methodology established in the Fannie Facility) or adding eligible properties to the collateral pool, subject to customary conditions, including satisfaction of minimum debt service coverage and maximum loan-to-value tests. The proceeds of any future advances made under the Fannie Facility may be used, among other things, for general operating purposes and the acquisition and refinancing of additional properties to be identified in the future.

Debt maturities

As of June 30, 2020, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2020 (July 1–December 31)	$4,080
2021(1)	86,713
2022	15,324
2023	127,186
2024	275,607
Thereafter	905,091
$1,414,001
Add: Unamortized fair value debt adjustment	2,354
Subtract: Deferred financing costs, net	(11,309)
Total	$1,405,046
(1)	$76.2 million represents a loan in connection with The District at Scottsdale. The loan has a June 2021 maturity date and contains two (2) three-month extension options, subject to certain conditions.

The net book value of real estate assets providing collateral for these above borrowings, including the Amended  Senior Credit Facility, Second Amended Junior Credit Facility and Fannie Facility, was $1,960.0 million as of June 30, 2020.

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

Financial Instrument Fair Value Disclosures

As of June 30, 2020 and December 31, 2019, the carrying values of cash and cash equivalents, accounts receivable, due to and due from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable from related parties approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

As of June 30, 2020 and December 31, 2019, based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $1,481.9 million and $1,436.2 million, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $1,416.4 million and $1,436.8 million, respectively. The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs of the fair value hierarchy) for similar types of borrowing arrangements.

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

As of June 30, 2020, the Company had interest rate caps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying floating interest rate for $263.2 million of the Company’s floating rate mortgage debt. The Company also has an interest rate cap of $50.0 million covering its credit facilities which currently have $130.5 million outstanding as of June 30, 2020.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2020 and December 31, 2019 (amounts in thousands):

Derivatives not designated as hedging instruments under ASC 815-20	Balance Sheet Location	Fair values of derivative instruments
		June 30,	December 31,
		2020	2019
Interest rate caps	Accounts receivable, prepaids and other assets	$109	$22

The table below presents the effect of Company’s derivative financial instruments as well as their classification on the consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 (amounts in thousands):

		The Effect of Derivative
	Location of Gain or (Loss)	Instruments on the Statements
Derivatives not designated as hedging instruments under ASC 815-20	Recognized in Income	of Operations
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2020	2019	2020	2019
Interest rate caps	Interest Expense	$2	$(677)	$31	$(2,365)

Note 12 – Related Party Transactions

Administrative Services Agreement

In October 2017, the Company entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with Bluerock Real Estate, LLC and its affiliate, Bluerock Real Estate Holdings, LLC (together “BRE”). Pursuant to the Administrative Services Agreement, BRE provides the Company with certain human resources, investor relations, marketing, legal and other administrative services (the “Services”). The Services are provided on an at-cost basis, generally allocated based on the use of such Services for the benefit of the Company’s business, and are invoiced on a quarterly basis. In addition, the Administrative Services Agreement permits, from time to time, certain employees of the Company to provide or cause to be provided services to BRE, on an at-cost basis, generally allocated based on the use of such services for the benefit of the business of BRE, and otherwise subject to the terms of the Services provided by BRE to the Company under the Administrative Services Agreement. Payment by the Company of invoices and other amounts payable under the Administrative Services Agreement will be made in cash or, in the sole discretion of the Company’s board of directors (the “ Board”), in the form of fully-vested LTIP Units.

The term of the Administrative Services Agreement expires on October 31, 2020 unless the Company renews. The Administrative Services Agreement will automatically terminate (i) upon termination by the Company of all Services, or (ii) in the event of non-renewal by the Company. Pursuant to the Administrative Services Agreement, BRE is responsible for the payment of all employee benefits and any other direct and indirect compensation for the employees of BRE (or their affiliates or permitted subcontractors) assigned to perform the Services, as well as such employees’ worker’s compensation insurance, employment taxes, and other applicable employer liabilities relating to such employees.

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

Recorded as part of general and administrative expenses, operating expenses paid by BRE on behalf of the Company of $0.7 million and $0.9 million, and $1.4 million and $1.7 million were expensed during the three and six months ended June 30, 2020 and 2019, respectively. Operating expense reimbursements of $0.4 million for the first quarter 2020 were paid through the issuance of 73,685 LTIP Units on May 12, 2020.

Pursuant to the terms of the Administrative Services Agreement, the Company paid expenses on behalf of BRE of $0.6 million and $0.5 million, and $1.1 million and $0.8 million for the three and six months ended June 30, 2020 and 2019, respectively.

Pursuant to the terms of the Administrative Services Agreement and the Leasehold Cost-Sharing Agreement, summarized below are the net related party amounts payable to BRE as of June 30, 2020 and December 31, 2019 (amounts in thousands):

	June 30,	December 31,
	2020	2019
Amounts Payable to BRE under the Administrative Services Agreement, net
Operating and direct expense reimbursements	$339	$281
Offering expense reimbursements	157	183
Total expense reimbursement amounts payable to BRE, net	$496	$464

Amounts Payable to BRE under the Leasehold Cost-Sharing Agreement
Operating and direct expense reimbursements	$196	$186
Capital improvement cost reimbursements	35	40
Total expense and cost reimbursement amounts payable to BRE	$231	$226
Total	$727	$690

As of June 30, 2020 and December 31, 2019, the Company had none and $0.1 million, respectively, in payables due to related parties other than BRE.

As of June 30, 2020 and December 31, 2019, the Company had $0.3 million and $3.0 million, respectively, in receivables due from related parties other than BRE, primarily for accrued preferred returns on unconsolidated real estate investments for the most recent month.

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Series T Preferred Stock and the previous offering of the Series B Preferred Stock, the Company engaged a related party as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees.  The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurs costs in excess of the 10%, which costs are borne by the dealer manager without reimbursement by the Company. For the six months ended June 30, 2020, the Company has incurred $7.0 million in selling commissions and discounts and $3.0 million in dealer manager fees and discounts related to its Series T Preferred Offering. For the six months ended June 30, 2019, the Company had incurred $6.7 million in selling commissions and discounts and $2.9 million in dealer manager fees and discounts related to its previous Series B Preferred Offering. In addition, BRE was reimbursed for offering costs of $0.5 million in conjunction with the Series T Preferred Offering during the six months ended June 30, 2020 and reimbursed $0.5 million in conjunction with the previous Series B Preferred Offering during the six months ended June 30, 2019. The selling commissions, dealer manager fees, discounts and reimbursements for offering costs were recorded as a reduction to the proceeds of the offering.

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

The following table reconciles the components of basic and diluted net income (loss) per common share (amounts in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss) attributable to common stockholders	$15,090	$(10,990)	$(1,403)	$(23,083)
Dividends on restricted stock and LTIP Units expected to vest	(342)	(250)	(666)	(485)
Basic net income (loss) attributable to common stockholders	$14,748	$(11,240)	$(2,069)	$(23,568)

Weighted average common shares outstanding (1)	24,307,147	22,430,619	24,197,479	22,775,203
Potential dilutive shares (2)	37,887	—	—	—
Weighted average common shares outstanding and potential dilutive shares (1)	24,345,034	22,430,619	24,197,479	22,775,203

Net income (loss) per common share, basic	$0.61	$(0.50)	$(0.09)	$(1.03)
Net income (loss) per common share, diluted	$0.61	$(0.50)	$(0.09)	$(1.03)

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

(1)	Amounts relate to shares of the Company’s Class A and Class C common stock outstanding.
(2)	For the three months ended June 30, 2020, potential vesting of restricted stock to employees for 37,887 shares of Class A common stock are included in the diluted shares calculation. For the six months ended June 30, 2020, potential vesting of restricted stock to employees for 53,330 shares of Class A common stock are excluded from the diluted shares calculation as the effect is antidilutive. For the three and six months ended June 30, 2019, the following are excluded from the diluted shares calculation as the effect is antidilutive: a) warrants outstanding from issuances in conjunction with the Company's Series B Preferred Stock offerings that are potentially exercisable for 125,274 and 49,970 shares of Class A common stock, respectively, and b) potential vesting of restricted stock to employees for 11,944 and 8,726 shares of Class A common stock, respectively.

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

During the six months ended June 30, 2020, the Company, at the request of holders, redeemed 3,745 Series B Preferred shares through the issuance of 515,142 Class A common shares and redeemed 101 Series B Preferred shares for $0.09 million in cash. In November 2019, the Company began initiating redemptions of Series B Preferred Stock, and during the first quarter 2020, redemptions initiated by the Company resulted in 15,807 shares of Series B Preferred Stock redeemed through the issuance of 1,334,501 Class A common shares. The Company did not initiate redemptions of its Series B Preferred Stock during the second quarter 2020.

As of June 30, 2020, the Company had 543,393 outstanding warrants from the Series B Preferred Offering. The Warrants are exercisable by the holder at an exercise price of 120% of the market price per share of Class A Common Stock on the date of issuance of such Warrant, with a minimum exercise price of $10.00 per share. The market price per share of our Class A common stock was determined using the volume weighted average price per share of our Class A common stock for the 20 trading days prior to the date of issuance of such Warrant, subject to the minimum exercise price of $10.00 per share (subject to adjustment). One Warrant is exercisable by the holder to purchase 20 shares of Class A common stock. The warrants are exercisable one year following the date of issuance and expire four years following the date of issuance. As of June 30, 2020, a total of 3,748 Warrants had been exercised into 48,663 shares of Class A Common stock. The outstanding Warrants have exercise prices ranging from $10.00 to $16.28 per share.

Series T Redeemable Preferred Stock Offering

During the six months ended June 30, 2020, the Company issued 4,009,695 shares of Series T Preferred Stock under a continuous registered offering with net proceeds of approximately $90.2 million after commissions, dealer manager fees and discounts of approximately $10.0 million.  As of June 30, 2020, the Company has sold a total of 4,027,095 shares of Series T Preferred Stock for net proceeds of approximately $90.6 million after commissions, dealer manager fees and discounts.  During the six months ended June 30, 2020, the Company, at the request of holders, redeemed 1,432 Series T Preferred shares through the issuance of 7,499 Class A common shares.

The Company has a dividend reinvestment plan that allows for participating stockholders to have their Series T Preferred Stock dividend distributions automatically reinvested in additional shares of Series T Preferred Stock at a price of $25.00 per share. The Company plans to issue shares of Series T Preferred Stock to cover shares required for investment.

At-the-Market Offerings

In September 2019, the Company and its Operating Partnership entered into an At Market Issuance Sales Agreement with respect to the offering and sale of up to $100,000,000 in shares of Class A common stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE American, or on any other existing trading market for Class A common stock or through a market maker (the “Class A Common Stock ATM Offering”). During the first quarter 2020, the Company issued 166,873 shares through the Class A Common Stock ATM Offering at a weighted average price of $12.10 per share with net proceeds of $2.0 million. The Company did not issue any shares through the Class A Common Stock ATM Offering during the second quarter 2020. During the life of the Class A Common Stock ATM Offering, the Company has issued a total of 621,110 shares at a weighted average price of $12.01 per share with net proceeds of $7.3 million.

Stock Repurchase Plans

In December 2019, the Board authorized stock repurchase plans for the repurchase of up to an aggregate of $50 million of the Company’s outstanding shares of Class A common stock. On May 9, 2020, the Board authorized the modification of the stock repurchase plans to provide for the repurchase, from time to time, of up to an aggregate of $50.0 million in shares of its Class A common stock, 8.250% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), 7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series C Preferred Stock”), and/or 7.125% Series D Cumulative Preferred Stock, $0.01 par value per share (“Series D Preferred Stock”). The repurchase plans will be conducted in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The repurchase plans will terminate upon the earliest to occur of certain specified events as set forth therein. The extent to which the Company repurchases shares of its Class A common stock, Series A Preferred Stock, Series C Preferred Stock, and/or Series D Preferred Stock under the repurchase plans, and the timing of any such repurchases, will depend on a variety of factors including general business and market conditions and other corporate considerations. Stock repurchases under the repurchase plans may be made in the open market or through privately negotiated transactions, subject to certain price limitations and other conditions established under the plans. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act.

During the six months ended June 30, 2020, the Company repurchased shares under the repurchase plans as follows: 1,028,293 shares of Class A common stock, 163,068 shares of Series A Preferred Stock, 27,905 shares of Series C Preferred Stock and 76,264 shares of Series D Preferred Stock for a total purchase price of approximately $17.7 million. During the life of the repurchase plans, the total purchase price of shares repurchased by the Company is approximately $18.4 million, and as of June 30, 2020, the value of shares that may yet be purchased under the repurchase plans is $31.6 million.

Operating Partnership and Long-Term Incentive Plan Units

As of June 30, 2020, limited partners other than the Company owned approximately 29.28% of the common units of the Operating Partnership (6,314,754 OP Units, or 18.09%, is held by OP Unit holders, and 3,906,014 LTIP Units, or 11.19%, is held by LTIP Unit holders, including 5.61% which are not vested at June 30, 2020).  Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash.  LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock, or, at the Company’s election, cash.

Equity Incentive Plans

LTIP Unit Grants

On January 1, 2020, the Company granted certain equity grants of LTIP Units to various executive officers under the Incentive Plans pursuant to the executive officers’ employment or service agreements as time-based LTIP Units and performance-based LTIP Units.  All such LTIP Unit grants require continuous employment for vesting.  The time-based LTIP Units were comprised of an aggregate of 247,138 LTIP Units that vest over approximately three years.  The performance-based LTIP Units were comprised of an aggregate of 494,279 LTIP Units, which are subject to a three-year performance period and will thereafter vest upon successful achievement of performance-based conditions.

In addition, on January 1, 2020, the Company granted 7,126 LTIP Units under the Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. Such LTIP Units were fully vested upon issuance and the Company recognized expense of $0.3 million immediately based on the fair value at the date of grant.

On April 15, 2020, the Company granted an aggregate of 348,117 LTIP Units to various executive officers under the Incentive Plans pursuant to the executive officers’ employment or service agreements in lieu of cash payment of annual incentive bonuses for the fiscal year ended December 31, 2019. Such LTIP Units will vest on the first anniversary of the date of grant.

In addition, on April 15, 2020, the Company granted 46,075 LTIP Units to an employee under the Incentive Plans. Such LTIP Units will vest in three equal installments on each anniversary of the date of grant.

On May 22, 2020, the Company granted an aggregate of 27,111 LTIP Units to two executive officers under the Incentive Plans in lieu of cash payment of an agreed upon portion of the executive officers’ base salary, with the remaining portion payable in cash, for the period from April 1, 2020 through June 30, 2020. Such LTIP Units will vest on the first anniversary of the date of grant.

The Company recognizes compensation expense ratably over the requisite service periods for time-based LTIP Units based on the fair value at the date of grant; thus, the Company recognized compensation expense of approximately $1.0 million and $0.9 million, and $1.9 million and $1.8 million, during the three and six months ended June 30, 2020 and 2019, respectively.  The Company recognizes compensation expense based on the fair value at the date of grant and the probability of achievement of performance criteria over the performance period for performance-based LTIP Units; thus, the Company recognized approximately $0.4 million and $0.4 million, and $1.3 million and $0.8 million, during the three and six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020, there was $10.6 million of total unrecognized compensation cost related to unvested LTIP Units granted under the Incentive Plans. The remaining cost is expected to be recognized over a period of 2.2 years.

Restricted Stock Grants

On April 1, 2019 and 2020, the Company provided restricted stock grants (“RSGs”) to employees under the Incentive Plans. Such RSGs will vest in three equal installments on each anniversary of the date of grant. In 2019, the RSGs were comprised of 90,694 shares of Class A common stock with a fair value of $10.65 per RSG and a total fair value of $1.0 million. In 2020, the RSGs were comprised of 89,054 shares of Class A common stock with a fair value of $4.80 per RSG and a total fair value of $0.4 million. The Company recognized compensation expense of approximately $0.1 million and $0.2 million during the three and six months ended June 30, 2020. The remaining compensation expense of $0.7 million is expected to be recognized over the remaining 2.3 years.

On April 15, 2020, the Company granted an aggregate of 25,174 shares of Class A common stock to two executive officers in lieu of cash payment of an agreed upon portion of the executive officers’ base salary, with the remaining portion having been paid in cash, for the period from January 1, 2020 through March 31, 2020. Such shares of Class A common stock will vest on the first anniversary of the date of grant.

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

Distributions declared and paid for the six months ended June 30, 2020 were as follows (amounts in thousands):

	Distributions
2020	Declared	Paid
First Quarter
Class A Common Stock	$3,901	$3,816
Class C Common Stock	12	12
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	7,848	7,867
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,269
Series T Preferred Stock	373	130
OP Units	1,037	1,037
LTIP Units	554	347
Total first quarter 2020	$19,051	$18,535
Second Quarter
Class A Common Stock	$3,995	$3,902
Class C Common Stock	12	12
Series A Preferred Stock	2,880	2,950
Series B Preferred Stock	7,766	7,779
Series C Preferred Stock	1,103	1,107
Series D Preferred Stock	1,245	1,269
Series T Preferred Stock	1,243	1,000
OP Units	1,026	1,038
LTIP Units	635	407
Total second quarter 2020	$19,905	$19,464
Total	$38,956	$37,999

Note 14 – Commitments and Contingencies

On March 4, 2020, the Company acquired land for $3.1 million and simultaneously structured and entered into a ground lease (the “Zoey Ground Lease”) as part of the ground lease tenant’s development of a multi-family property in Austin, Texas. The Company committed to provide the ground lease tenant a $20.4 million leasehold improvement allowance with funding subject to certain conditions. As of June 30, 2020, the project is under development and none of the leasehold improvement allowance has been funded.

The Company is subject to various legal actions and claims arising in the ordinary course of business. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations or liquidity of the Company.

Note 15 – Subsequent Events

Declaration of Dividends

	Payable to stockholders
Declaration Date	of record as of	Amount	Paid / Payable Date
Series B Preferred Stock
July 10, 2020	July 24, 2020	$5.00	August 5, 2020
July 10, 2020	August 25, 2020	$5.00	September 4, 2020
July 10, 2020	September 25, 2020	$5.00	October 5, 2020
Series T Preferred Stock (1)
July 10, 2020	July 24, 2020	$0.128125	August 5, 2020
July 10, 2020	August 25, 2020	$0.128125	September 4, 2020
July 10, 2020	September 25, 2020	$0.128125	October 5, 2020
(1)	Shares of newly issued Series T Preferred Stock that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series T Preferred Stock was outstanding.

Distributions Paid

The following distributions were declared and/or paid to the Company’s stockholders, as well as holders of OP and LTIP Units, subsequent to June 30, 2020 (amounts in thousands):

	Declaration			Distributions	Total
Shares	Date	Record Date	Date Paid	per Share	Distribution
Class A Common Stock	May 9, 2020	June 25, 2020	July 2, 2020	$0.162500	$3,995
Class C Common Stock	May 9, 2020	June 25, 2020	July 2, 2020	0.162500	12
Series A Preferred Stock	May 9, 2020	June 25, 2020	July 2, 2020	0.515625	2,880
Series B Preferred Stock	May 9, 2020	June 25, 2020	July 2, 2020	5.000000	2,585
Series C Preferred Stock	May 9, 2020	June 25, 2020	July 2, 2020	0.4765625	1,103
Series D Preferred Stock	May 9, 2020	June 25, 2020	July 2, 2020	0.4453125	1,245
Series T Preferred Stock	May 9, 2020	June 25, 2020	July 2, 2020	0.128125	486
OP Units	May 9, 2020	June 25, 2020	July 2, 2020	0.162500	1,026
LTIP Units	May 9, 2020	June 25, 2020	July 2, 2020	0.162500	487

Series B Preferred Stock	July 10, 2020	July 24, 2020	August 5, 2020	5.000000	2,583
Series T Preferred Stock	July 10, 2020	July 24, 2020	August 5, 2020	0.128125	572
Total					$16,974

Reunion Apartments Mezzanine Financing

On July 1, 2020, the Company entered into an agreement to provide a mezzanine loan in an amount up to $10.0 million, of which $0.2 million has been funded as of August 7, 2020, to an unaffiliated third party which is developing a 280-unit Class A apartment community located in Orlando, Florida known as Reunion Apartments. The loan matures on December 30, 2023 and contains two one-year extension options, subject to certain conditions and fees. The loan bears interest at a fixed rate of 12% per annum with monthly payments commencing upon completion of construction and in an amount equal to excess cash flow above the senior loan debt service from the preceding month.

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

Additional factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the factors included in this Quarterly Report on Form 10-Q, including those set forth under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;
●	use of proceeds of the Company’s securities offerings;
●	the competitive environment in which we operate;
●	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
●	risks associated with geographic concentration of our investments;
●	decreased rental rates or increasing vacancy rates;
●	our ability to lease units in newly acquired, newly constructed or newly renovated apartment properties;

●	potential defaults on or non-renewal of leases by tenants;
●	creditworthiness of tenants;
●	our ability to obtain financing for and complete acquisitions under contract at the contemplated terms, or at all;
●	development and acquisition risks, including rising and unanticipated costs, delays in timing, abandonment of opportunities, and failure of such acquisitions and developments to perform in accordance with projections;
●	the timing of acquisitions and dispositions;
●	the performance of our network of leading regional apartment owner/operators with which we invest, including through controlling positions in joint ventures;
●	potential natural disasters such as hurricanes, tornadoes and floods;
●	national, international, regional and local economic conditions;
●	Board determination as to timing and payment of dividends, and our ability to pay future distributions at the dividend rates we have paid historically;
●	the general level of interest rates;
●	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;
●	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;
●	lack of or insufficient amounts of insurance;
●	our ability to maintain our qualification as a REIT;
●	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and
●	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us or a subsidiary owned by us or acquired by us.

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

As of June 30, 2020, our portfolio consisted of investments held in fifty-four real estate properties, consisting of thirty-four consolidated operating properties and twenty properties through preferred equity, mezzanine loan or ground lease investments. Of the property interests held through preferred equity, mezzanine loan or ground lease investments, three are under development, six are in lease-up and eleven properties are stabilized. The fifty-four properties contain an aggregate of 15,962 units, comprised of 11,524 consolidated operating units and 4,438 units through preferred equity, mezzanine loan or ground lease investments. As of June 30, 2020, our consolidated operating properties were approximately 95.3% occupied.

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

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and apartment communities, including how it will impact our tenants and business partners. While we collected 97% of rents, including 1% of payment plans, for the three months ended June 30, 2020, going forward we cannot predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 across the globe, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Certain states and cities, including where we own communities, have developments and where our Company has places of business located, have also reacted by instituting quarantines, restrictions on travel, “stay-at-home” orders, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. We cannot predict if additional states and cities will implement similar restrictions or when restrictions currently in place will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which our tenants are employed. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. We also are unable to predict the impact that COVID-19 will have on our tenants, business partners within our network and service providers; and therefore, any material effect on these parties could adversely impact us.

As of June 30, 2020, we collected 97% of rents, including payment plans of 1%, for the three months ended June 30, 2020, including the properties in our preferred and mezzanine loan investments. As of July 31, 2020, we collected 97% of July rents, including payment plans of 1%, including properties in our preferred and mezzanine loan investments. We provided rent deferral payment plans as a result of hardships these tenants are experiencing due to the impact of COVID-19. Although we expect to continue to receive tenant requests for rent deferrals in the coming months, we do not expect to waive our contractual rights under our lease agreements. Further, while occupancy remains strong at 95.3% and 95.4% as of June 30, 2020 and July 31, 2020, respectively, in future periods, we may experience reduced levels of tenant retention as well as reduced foot traffic and lease applications from prospective tenants as a result of the impact of COVID-19.

The impact of the COVID-19 pandemic on our rental revenue for the third quarter 2020 and thereafter cannot be determined at present. The situation surrounding the COVID-19 pandemic remains uncertain, and we are actively managing our response in collaboration with business partners in our network and service providers and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.” While we expect COVID-19 to adversely impact our tenants in the short term, we believe the knowledge economy renter by choice targeted by our Class A affordable rent strategy should be less impacted by COVID-19 related job loss, which should provide a downside buffer in the interim and allow us to reaccelerate rent growth more quickly once more economic certainty exists around the COVID-19 pandemic.

Since the beginning of the COVID-19 pandemic, we have taken actions to prioritize the health and well-being of our tenants and our employees, while maintaining our high standard of service. As of August 7, 2020, all our properties are open and are complying with federal, state and local shelter-in-place orders. In keeping with such orders, we have implemented, and may continue to implement, operational changes, including the adoption of social distancing practices and a virtual office philosophy. Our property offices have reduced hours of operation with staggered staffing to handle essential service requests only, and all communication with staff, as well as payment of rent and the execution and renewal of leases, are addressed via phone, e-mail, or our online tenant portal. Non-essential amenity areas at our communities, including on-site fitness centers, pools and clubhouses, have been closed, and protocols have been implemented for the sanitization of community common areas (including handrails, doors and elevators).

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

Other Significant Developments

During the six months ended June 30, 2020, we acquired two operating multifamily properties in which we have full ownership, representing an aggregate of 610 units, for an aggregate purchase price of $138.1 million. These properties are located in Phoenix, Arizona and Cumming, Georgia. We also purchased a parcel of land in Austin, Texas and entered into a ground lease with an unaffiliated ground lease tenant.

We increased our investment in a joint venture through increased preferred equity investments of approximately $11.9 million representing an aggregate of 736 units. These properties are located in Savannah, Georgia, Pensacola, Florida and Jacksonville, Florida. We also increased our preferred equity investments in Alexan CityCentre, Alexan Southside Place, North Creek Apartments, Riverside Apartments and Wayforth at Concord by approximately $5.4 million.

We provided increased mezzanine funding to Arlo, Domain at The One Forty and Novel Perimeter of approximately $3.6 million, received mezzanine loan payments from Motif and The Park at Chapel Hill of $29.0 million, and provided $10.0 million of reborrowed mezzanine loan funding to Motif and The Park at Chapel Hill.

We sold an asset underlying an unconsolidated joint venture and sold four operating properties for an aggregate sale price of approximately $272.4 million.

Acquisition of Real Estate

			Ownership	Purchase
Property	Location	Date	Interest	Price	Mortgage
Avenue 25	Phoenix, AZ	January 23, 2020	100%	$55,600	$36,566	(1)
Falls at Forsyth	Cumming, GA	March 6, 2020	100%	82,500	—	(2)

(1)	Mortgage balance includes a $29.7 million loan assumption and a $6.9 million supplemental loan secured by the Avenue 25 property.
(2)	We funded $79.9 million of the purchase price with proceeds from our Amended Senior Credit Facility secured by the Falls at Forsyth property. Refer to Note 8 “Revolving Credit Facilities” of our consolidated financial statements for further information about our Amended Secured Credit Facility.

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

Zoey Ground Lease

On March 4, 2020, we acquired land for $3.1 million and simultaneously structured and entered into a ground lease (the “Zoey Ground Lease”) as part of the ground lease tenant’s development of a multi-family property in Austin, Texas. We committed to provide the ground lease tenant a $20.4 million leasehold improvement allowance with funding subject to certain conditions. As of June 30, 2020, none of the leasehold improvement allowance has been funded.

Strategic Portfolio Investment

On March 20, 2020, we made an $8.0 million preferred equity investment in a joint venture (the “Strategic JV”) with an unaffiliated third party for the following two stabilized properties: Georgetown Crossing, located in Savannah, Georgia, and Park on the Square, located in Pensacola, Florida. On May 8, 2020, we made an additional $3.9 million preferred equity investment in the Strategic JV for The Commons, a stabilized property located in Jacksonville, Florida. These three properties, together with Belmont Crossing, Sierra Terrace and Sierra Village, are collectively known as the Strategic Portfolio. We will earn a 7.5% current return and a 3.0% accrued return on our total preferred equity investment in the Strategic JV, for a total preferred return of 10.5%. The Strategic JV is required to redeem our preferred membership interest plus any accrued but unpaid preferred return in each property on the earlier date which is: (i) the sale of the property, (ii) the refinancing of the loan related to the property, or (iii) the maturity date of the property loan.

Motif Mezzanine Financing

On March 31, 2020, we received a paydown of $8.0 million on the Motif Mezz Loan (formerly, the “Flagler Mezz Loan”), reducing the outstanding principal balance to $66.6 million. On May 8, 2020, at the borrower’s request, we amended the Motif Mezz Loan agreement to re-lend the $8.0 million to the Motif Mezz Loan borrower. We funded the full $8.0 million to the Motif Mezz Loan borrower, increasing the outstanding Motif Mezz Loan principal balance to $74.6 million as of June 30, 2020.

The Park at Chapel Hill Mezzanine Financing

On March 31, 2020, we received a paydown of $21.0 million on the Chapel Hill Mezz Loan, reducing the outstanding principal balance to $8.5 million. On May 9, 2020, at the borrower’s request, we amended the Chapel Hill Mezz Loan agreement to permit the Chapel Hill Mezz Loan borrower to re-borrow $2.0 million. We funded the full $2.0 million to the Chapel Hill Mezz Loan borrower, increasing the outstanding Chapel Hill Mezz Loan principal balance to $10.5 million as of June 30, 2020.

Sale of Ashton Reserve

On April 14, 2020, we closed on the sale of Ashton Reserve located in Charlotte, North Carolina for approximately $84.6 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the properties in the amount of $45.4 million, the payment of early extinguishment of debt costs of $7.1 million and payment of closing costs and fees of $0.8 million, the sale of the properties generated net proceeds of approximately $31.2 million and a gain on sale of approximately $26.5 million.

Sale of Marquis at TPC

On April 17, 2020, we closed on the sale of Marquis at TPC located in San Antonio, Texas for $22.5 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff the existing mortgage indebtedness encumbering the property in the amount of $16.3 million, the sale of the property generated net proceeds of approximately $5.9 million and a gain on sale of approximately $3.2 million, of which our pro rata share of the proceeds was approximately $5.3 million and pro rata share of the gain was approximately $2.8 million.

Sale of Enders Place at Baldwin Park

On April 21, 2020, we closed on the sale of Enders Place at Baldwin Park located in Orlando, Florida for $53.2 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the property in the amount of $23.2 million, the payment of early extinguishment of debt costs of $2.2 million and payment of closing costs and fees of $0.9 million, the sale of the property generated net proceeds of approximately $26.1 million and a gain on sale of approximately $28.2 million, of which our pro rata share of the proceeds was approximately $24.0 million and pro rata share of the gain was approximately $26.0 million.

Acquisition of Additional Interest in The Brodie

On April 24, 2020, we purchased the non-controlling partner’s interest in The Brodie for $3.5 million, increasing our interest in the property from 93% to 100%.

Series T Preferred Stock Continuous Offering

We issued 4,009,695 shares of Series T Preferred Stock under a continuous registered offering with net proceeds of approximately $90.2 million after commissions, dealer manager fees and discounts of approximately $10.0 million during the six months ended June 30, 2020.

Our total stockholders’ equity decreased $0.9 million from $127.5 million as of December 31, 2019 to $126.6 million as of June 30, 2020.  The decrease in our total stockholders’ equity is primarily attributable to dividends declared of $35.7 million, repurchase of Class A common stock of $11.6 million and preferred stock accretion of $7.5 million, offset by the issuance of Class A common stock for redemptions of Series B Preferred shares of $19.6 million and net income of $33.9 million during the six months ended June 30, 2020.

Results of Operations

The following is a summary of our stabilized consolidated operating real estate investments as of June 30, 2020:

			Date Built	Ownership	Average
Multifamily Community Name	Location	Number of units	/Renovated (1)	Interest	Rent (2)		% Occupied(3)
ARIUM Glenridge	Atlanta, GA	480	1990	90%	$1,279		93.1%
ARIUM Grandewood	Orlando, FL	306	2005	100%	1,437		95.4%
ARIUM Hunter’s Creek	Orlando, FL	532	1999	100%	1,444		96.1%
ARIUM Metrowest	Orlando, FL	510	2001	100%	1,451		95.3%
ARIUM Westside	Atlanta, GA	336	2008	90%	1,545		93.2%
Ashford Belmar	Lakewood, CO	512	1988/1993	85%	1,646		97.3%
Avenue 25	Phoenix, AZ	254	2013	100%	1,198		96.1%
Cade Boca Raton	Boca Raton, FL	90	2019	81%	2,851		94.4%
Chattahoochee Ridge	Atlanta, GA	358	1996	90%	1,355		95.3%
Citrus Tower	Orlando, FL	336	2006	97%	1,365		93.5%
Denim	Scottsdale, AZ	645	1979	100%	1,225		96.9%
Element	Las Vegas, NV	200	1995	100%	1,251		96.5%
Falls at Forsyth	Cumming, GA	356	2019	100%	1,370		88.2%
Gulfshore Apartment Homes	Naples, FL	368	2016	100%	1,295		92.9%
James on South First	Austin, TX	250	2016	90%	1,331		97.6%
Marquis at The Cascades	Tyler, TX	582	2009	90%	1,229		94.0%
Navigator Villas	Pasco, WA	176	2013	90%	1,096		96.0%
Outlook at Greystone	Birmingham, AL	300	2007	100%	1,038		97.0%
Park & Kingston	Charlotte, NC	168	2015	100%	1,327		94.6%
Pine Lakes Preserve	Port St. Lucie, FL	320	2003	100%	1,338		97.8%
Plantation Park	Lake Jackson, TX	238	2016	80%	1,315		95.8%
Providence Trail	Mount Juliet, TN	334	2007	100%	1,251		95.5%
Roswell City Walk	Roswell, GA	320	2015	98%	1,568		95.9%
Sands Parc	Daytona Beach, FL	264	2017	100%	1,375		94.7%
The Brodie	Austin, TX	324	2001	100%	1,319		96.9%
The District at Scottsdale	Scottsdale, AZ	332	2018	100%	1,864		74.4%
The Links at Plum Creek	Castle Rock, CO	264	2000	88%	1,424		97.0%
The Mills	Greenville, SC	304	2013	100%	1,049		94.7%
The Preserve at Henderson Beach	Destin, FL	340	2009	100%	1,482		95.0%
The Reserve at Palmer Ranch	Sarasota, FL	320	2016	100%	1,331		96.3%
The Sanctuary	Las Vegas, NV	320	1988	100%	1,059		98.4%
Veranda at Centerfield	Houston, TX	400	1999	93%	990		96.0%
Villages of Cypress Creek	Houston, TX	384	2001	80%	1,169		95.3%
Wesley Village	Charlotte, NC	301	2010	100%	1,363		94.0%
Total/Average		11,524			$1,329	(4)	95.3%	(4)
(1)Represents date of last significant renovation or year built if there were no renovations.
(2)	Represents the average effective monthly rent per occupied unit for the three months ended June 30, 2020. Total concessions for the three months ended June 30, 2020 amounted to approximately $0.4 million.
(3)Percent occupied is calculated as (i) the number of units occupied as of June 30, 2020 divided by (ii) total number of units, expressed as a percentage.
(4)Excludes The District at Scottsdale which is in lease-up.

The following is a summary of our preferred equity, mezzanine loan and ground lease investments as of June 30, 2020:

			Total Actual/		Actual/
			Estimated		Estimated		Actual/	Pro
			Construction		Construction	Actual/ Estimated	Estimated	Forma
		Actual/ Planned	Cost	Cost to Date	Cost Per	Initial	Construction	Average
Multifamily Community Name	Location	Number of Units	(in millions)	(in millions)	Unit	Occupancy	Completion	Rent (1)
Lease-up Investments
Vickers Historic Roswell	Roswell, GA	79	$31.9	$30.3	$403,797	2Q18	3Q18	$3,176
Arlo	Charlotte, NC	286	60.0	58.8	209,790	2Q18	1Q19	1,507
Novel Perimeter	Atlanta, GA	320	71.0	68.3	221,875	3Q18	1Q19	1,749
Motif	Fort Lauderdale, FL	385	135.4	129.9	351,688	1Q20	2Q20	2,352
North Creek Apartments	Leander, TX	259	44.0	34.2	169,884	2Q20	4Q20	1,358
Wayforth at Concord	Concord, NC	150	33.5	20.2	223,333	1Q20	3Q21	1,707
Total lease-up units		1,479

Development Investments
Riverside Apartments	Austin, TX	222	37.9	20.3	170,721	1Q21	2Q21	1,408
Zoey	Austin, TX	307	59.5	12.8	193,811	1Q22	2Q22	1,762
The Park at Chapel Hill (2)	Chapel Hill, NC	—	—	—	—	—	—	—
Total development units		529

Multifamily Community Name	Location	Number of Units						Average Rent (1)
Operating Investments (3)
Alexan CityCentre	Houston, TX	340						1,800
Alexan Southside Place	Houston, TX	270						1,716
Belmont Crossing	Smyrna, GA	192						772
Domain at The One Forty	Garland, TX	299						1,410
Georgetown Crossing	Savannah, GA	168						938
Mira Vista	Austin, TX	200						1,035
Park on the Square	Pensacola, FL	240						1,067
Sierra Terrace	Atlanta, GA	135						1,192
Sierra Village	Atlanta, GA	154						1,091
The Commons	Jacksonville, FL	328						819
Thornton Flats	Austin, TX	104						1,517
Total operating units		2,430
Total		4,438						$1,512
(1)For lease-up and development investments, represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization. For operating investments, represents the average effective monthly rent per occupied unit.
(2)The development is in the planning phase; project specifications are in process.
(3)Stabilized operating properties in which we have a preferred equity investment or equity interest. See Note 7 “Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures” in our consolidated financial statements for further information.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenue

Rental and other property revenues increased $1.2 million, or 3%, to $47.7 million for the three months ended June 30, 2020 as compared to $46.5 million for the same prior year period. This increase was due to a $11.9 million increase from the acquisition of two properties in 2020 and the full period impact of eight properties acquired in 2019, partially offset by a $10.5 million decrease from the sale of four properties in 2020 and the full period impact of six properties sold in 2019 and a $0.2 million decrease from same store properties.

Interest income from related parties and ground leases decreased $0.7 million, or 11%, to $5.3 million for the three months ended June 30, 2020 as compared to $6.0 million for the same prior year period primarily due to the consolidation of Cade Boca Raton and a decreased interest rate at Domain at The One Forty, partially offset by increases in the average balance of mezzanine loans outstanding.

Expenses

Property operating expenses decreased $0.3 million, or 2%, to $18.6 million for the three months ended June 30, 2020 as compared to $18.9 million for the same prior year period. This decrease was due to a $4.7 million decrease from the sale of four properties in 2020 and the full period impact of six properties sold in 2019, partially offset by a $4.3 million increase from the acquisition of two properties in 2020 and the full period impact of eight properties acquired in 2019 and a $0.1 million increase from same store properties. Property NOI margins increased to 61.1% of total revenues for the three months ended June 30, 2020 from 59.4% in the prior year quarter. Property NOI margins are computed as total rental and other property revenues less property operating expenses, divided by total rental and other property revenues.

Property management fees expense decreased $0.05 million, or 3%, to $1.19 million for the three months ended June 30, 2020 as compared to $1.24 million in the same prior year period. This decrease was due to a $0.30 million decrease from the sale of four properties in 2020 and the full period impact of six properties sold in 2019 and a $0.03 million decrease from same store properties, partially offset by a $0.28 million increase from the acquisition of two properties in 2020 and the full period impact of eight properties acquired in 2019.

General and administrative expenses amounted to $5.3 million for the three months ended June 30, 2020 as compared to $5.0 million for the same prior year period. Excluding non-cash equity compensation expense of $2.3 million and $2.5 million for the three months ended June 30, 2020 and 2019, respectively, general and administrative expenses were $3.0 million, or 5.7%, of revenues for the three months ended June 30, 2020, as compared to $2.5 million, or 4.9%, of revenues, for the same prior year period.

Acquisition and pursuit costs amounted to $0.4 million for the three months ended June 30, 2020 as compared to $0.1 million for the same prior year period. Acquisition and pursuit costs incurred in the three months ended June 30, 2020 were primarily related to the write-off of pre-acquisition costs from abandoned deals due to the uncertainty from COVID-19. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Depreciation and amortization expenses were $20.1 million for the three months ended June 30, 2020 as compared to $16.2 million for the same prior year period. This increase was due to a $7.2 million increase from the acquisition of two properties in 2020 and the full period impact of eight properties acquired in 2019 and a $0.4 million increase from same store properties, partially offset by a $3.7 million decrease from the sale of four properties in 2020 and the full impact of six properties sold in 2019.

Other Income and Expense

Other income and expense amounted to income of $32.9 million for the three months ended June 30, 2020 compared to expense of $12.6 million for the same prior year period. This was primarily due to a net gain on sale of $57.8 million for the sale of four properties in 2020 and a net decrease in interest expense of $1.3 million during the three months ended June 30, 2020, partially offset by a $14.0 million loss on early extinguishment of debt for property sales and mortgage refinances during the three months ended June 30, 2020.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenue

Rental and other property revenues increased $5.8 million, or 6%, to $98.0 million for the six months ended June 30, 2020 as compared to $92.2 million for the same prior year period. This increase was due to a $22.8 million increase from the acquisition of two properties in 2020 and the full period impact of eight properties acquired in 2019 and a $0.9 million increase from same store properties, partially offset by a $17.9 million decrease from the sale of four properties in 2020 and the full impact of six properties sold in 2019.

Interest income from related parties and ground leases decreased $0.5 million, or 4%, to $11.2 million for the six months ended June 30, 2020 as compared to $11.7 million for the same prior year period primarily due to the consolidation of Cade Boca Raton and a decreased interest rate at Domain at The One Forty, partially offset by increases in the average balance of mezzanine loans outstanding.

Expenses

Property operating expenses increased $0.4 million, or 1%, to $37.9 million for the six months ended June 30, 2020 as compared to $37.5 million for the same prior year period. This increase was due to a $8.0 million increase from the acquisition of two properties in 2020 and the full period impact of eight properties acquired in 2019 and a $0.6 million increase from same store properties, partially offset by a $8.2 million decrease from sale of four properties in 2020 and the full impact of six properties sold in 2019. Property NOI margins increased to 61.4% of total revenues for the six months ended June 30, 2020 from 59.3% in the prior year quarter. Property NOI margins are computed as total rental and other property revenues less property operating expenses, divided by total rental and other property revenues.

Property management fees expense increased $0.04 million, or 2%, to $2.49 million for the six months ended June 30, 2020 as compared to $2.45 million in the same prior year period. This increase was due to a $0.56 million increase from the acquisition of two properties in 2020 and the full period impact of eight properties acquired in 2019, partially offset by a $0.51 million decrease from the sale of four properties in 2020 and the full impact of six properties sold in 2019 and a $0.01 million decrease from same store properties.

General and administrative expenses amounted to $11.7 million for the six months ended June 30, 2020 as compared to $10.7 million for the same prior year period. Excluding non-cash equity compensation expense of $5.9 million and $5.0 million for the six months ended June 30, 2020 and 2019, respectively, general and administrative expenses were $5.8 million, or 5.3%, of revenues for the six months ended June 30, 2020, as compared to $5.7 million, or 5.5%, of revenues, for the same prior year period.

Acquisition and pursuit costs amounted to $1.7 million for the six months ended June 30, 2020 as compared to $0.1 million for the same prior year period. Acquisition and pursuit costs incurred in the six months ended June 30, 2020 were primarily related to the write-off of pre-acquisition costs from abandoned deals due to the uncertainty from COVID-19, of which $1.1 million of the total costs related to one abandoned deal. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Depreciation and amortization expenses were $41.0 million for the six months ended June 30, 2020 as compared to $33.5 million for the same prior year period. This increase was due to a $14.3 million increase from the acquisition of two properties in 2020 and the full period impact of eight properties acquired in 2019, offset by a $6.4 million decrease from the sale of four properties in 2020 and the full impact of six properties sold in 2019 and a $0.4 million decrease from same store properties.

Other Income and Expense

Other income and expense amounted to income of $20.6 million for the six months ended June 30, 2020 compared to expense of $25.7 million for the same prior year period. This was primarily due to a net gain on sale of $58.1 million for the sale of four properties in 2020 and a net decrease in interest expense of $2.4 million. This was partially offset by a $14.0 million loss on early extinguishment of debt for property sales and mortgage refinances during the six months ended June 30, 2020 and a gain on sale of $0.7 million for Wesley Village II during the six months ended June 30, 2019.

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

For comparison of our three months ended June 30, 2020 and 2019, the same store properties included properties owned at April 1, 2019. Our same store properties for the three months ended June 30, 2020 and 2019 consisted of 24 properties, representing 8,459 units.

For comparison of our six months ended June 30, 2020 and 2019, the same store properties included properties owned at January 1, 2019. Our same store properties for the six months ended June 30, 2020 and 2019 consisted of 24 properties, representing 8,459 units.

The following table presents the same store and non-same store results from operations for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended
	June 30,		Change
	2020	2019	$	%
Property Revenues
Same Store	$35,113	$35,265	$(152)	(0.4)%
Non-Same Store	12,582	11,199	1,383	12.3%
Total property revenues	47,695	46,464	1,231	2.6%

Property Expenses
Same Store	13,897	13,804	93	0.7%
Non-Same Store	4,674	5,064	(390)	(7.7)%
Total property expenses	18,571	18,868	(297)	(1.6)%

Same Store NOI	21,216	21,461	(245)	(1.1)%
Non-Same Store NOI	7,908	6,135	1,773	28.9%
Total NOI (1)	$29,124	$27,596	$1,528	5.5%

	Six Months Ended
	June 30,		Change
	2020	2019	$	%
Property Revenues
Same Store	$70,909	$69,987	$922	1.3%
Non-Same Store	27,138	22,166	4,972	22.4%
Total property revenues	98,047	92,153	5,894	6.4%

Property Expenses
Same Store	27,870	27,286	584	2.1%
Non-Same Store	10,000	10,184	(184)	(1.8)%
Total property expenses	37,870	37,470	400	1.1%

Same Store NOI	43,039	42,701	338	0.8%
Non-Same Store NOI	17,138	11,982	5,156	43.0%
Total NOI (1)	$60,177	$54,683	$5,494	10.0%
(1)	See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Same store NOI for the three months ended June 30, 2020 decreased 1.1%, or $0.2 million, compared to the 2019 period. Same store property revenues decreased 0.4% or $0.15 million as compared to the 2019 period, primarily attributable to a $0.7 million increase in bad debt expense and $0.3 million less in ancillary income, such as termination fees and late fees, due to the impact of COVID-19. This decrease in revenue was partially offset by a 90-basis point increase in occupancy and 1.6 % increase in average rental rates as twenty of our twenty-four same store properties recognized rental rate increases during the period.

Same store expenses for the three months ended June 30, 2020 increased 0.7%, or $0.09 million, compared to the 2019 period. The expense increase was primarily due to non-controllable expenses; real estate taxes increased $0.35 million from prior year due to municipality tax increases and insurance expenses increased $0.15 million due to industrywide multifamily price increases. The increases were partially offset by a $0.2 million decrease in discretionary seasonal maintenance due to COVID-19 and $0.13 million decrease in turnover costs from increased tenant retention.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired subsequent to January 1, 2019; the 2020 non-same store property count was thirteen compared to eleven properties for the 2019 period.

The results of operations for acquired properties have been included in our consolidated statements of operations from the date of acquisition and the results of operations for disposed properties have been excluded from the consolidated statements of operations since the date of disposition.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Same store NOI for the six months ended June 30, 2020 increased 0.8%, or $0.3 million, compared to the 2019 period. Same store property revenues increased 1.3% as compared to the 2019 period, primarily attributable to a 40 basis point increase in occupancy and a 2.4% increase in average rental rates as twenty-one of our twenty-four same store properties recognized rental rate increases during the period. The increases were partially offset by a $0.6 million increase in bad debt expense and $0.3 million less ancillary income, such as termination fees and late fees, due to the impact of COVID-19.

Same store expenses for the six months ended June 30, 2020 increased 2.1%, or $0.6 million, compared to the 2019 period. The expense increase was primarily due to non-controllable expenses; real estate taxes increased $0.67 million from prior year due to municipality tax increases and insurance expenses increased $0.3 million due to industrywide multifamily price increases. The increases were partially offset by a $0.35 million decrease in discretionary seasonal maintenance due to COVID-19.

Property revenues and property expenses for our non-same store properties increased significantly due to the properties acquired subsequent to January 1, 2019; the 2020 non-same store property count was thirteen compared to eleven properties for the 2019 period. The results of operations for acquired properties have been included in our consolidated statements of operations from the date of acquisition and the results of operations for disposed properties have been excluded from the consolidated statements of operations since the date of disposition.

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

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net income (loss) attributable to common stockholders together with a reconciliation to NOI and to same store and non-same store contributions to consolidated NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss) attributable to common stockholders	$15,090	$(10,990)	$(1,403)	$(23,083)
Add back: Net income (loss) attributable to Operating Partnership Units	5,413	(3,887)	(409)	(7,938)
Net income (loss) attributable to common stockholders and unit holders	20,503	(14,877)	(1,812)	(31,021)
Add common stockholders and Operating Partnership Units pro-rata share of:
Depreciation and amortization	19,144	15,290	39,045	31,432
Non-real estate depreciation and amortization	122	84	242	170
Non-cash interest expense	747	786	1,592	1,561
Unrealized (gain) loss on derivatives	(5)	652	(30)	2,287
Loss on extinguishment of debt and debt modification costs	13,590	—	13,590	—
Property management fees	1,135	1,170	2,367	2,318
Acquisition and pursuit costs	423	70	1,691	128
Corporate operating expenses	5,166	4,975	11,462	10,529
Weather-related losses, net	—	249	—	249
Preferred dividends	14,237	11,019	27,784	21,403
Preferred stock accretion	3,602	2,316	7,527	4,203
Less common stockholders and Operating Partnership Units pro-rata share of:
Non-recurring expense, net	(43)	—	(3)	—
Preferred returns on unconsolidated real estate joint ventures	2,834	2,492	5,408	4,781
Interest income from related parties and ground leases	5,338	5,973	11,227	11,749
Gain on sale of real estate investments	55,250	—	55,360	—
Gain on sale of non-depreciable real estate investments	—	—	—	679
Pro-rata share of properties’ income	15,285	13,269	31,466	26,050
Add:
Noncontrolling interest pro-rata share of partially owned property income	750	690	1,553	1,418
Total property income	16,035	13,959	33,019	27,468
Add:
Interest expense	13,089	13,637	27,158	27,215
Net operating income	29,124	27,596	60,177	54,683
Less:
Non-same store net operating income	7,908	6,135	17,138	11,982
Same store net operating income	$21,216	$21,461	$43,039	$42,701

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, both short- and long-term. Our primary short-term liquidity requirements historically have related to (a) our operating expenses and other general business needs, (b) distributions to our stockholders, (c) committed investments and capital requirements to fund development and renovations at existing properties, (d) ongoing commitments to repay borrowings, including our credit facilities and our maturing short-term debt, and (e) Class A common stock, Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock repurchases under our stock repurchase plans.

Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our short-term liquidity needs could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors” and in the other reports we have filed with the SEC.

We believe we currently have a stable financial condition; as of June 30, 2020, we collected 97% of rents, including payment plans of 1%, for the three months ended June 30, 2020, including the properties in our preferred and mezzanine loan investments. As of July 31, we collected 97% of July rents, including payment plans of 1%, including properties in our preferred and mezzanine loan investments. We provided rent deferral payment plans as a result of hardships these tenants are experiencing due to the COVID-19 impact. Although we expect to continue to receive tenant requests for rent deferrals in the coming months, we do not expect to waive our contractual rights under our lease agreements. Further, while occupancy remains strong with an occupancy of 95.3% and 95.4% as of June 30, 2020 and July 31, 2020, respectively, in future periods, we may experience reduced levels of tenant retention as well as reduced foot traffic and lease applications from prospective tenants as a result of COVID-19 impact.

Due to the uncertainties presented by COVID-19 discussed above, however, as of July 31, 2020, we have instituted the following actions to increase liquidity:

●sold three properties producing $60.5 million of net proceeds;
●received a net $19.0 million of repayments on two mezzanine loans;
●refinanced three loans netting $7.3 million in proceeds while reducing cost of capital by 40 basis points;
●closed on a Fannie Facility advance for $13.8 million in net proceeds;
●continued to raise capital through our Series T Preferred Offering; and
●elected to not proceed on certain potential property acquisitions.

We have approximately $50.1 million of cash and $154.7 million of capacity on our credit facilities as of July 31, 2020. At June 30, 2020, we were in compliance with all covenants under our credit facilities. We continue to communicate with our key lenders and believe access to capacity under our credit facilities will remain available for the uses set forth in their terms.

As we did in 2019 and early 2020, we expect to maintain a proactive capital allocation process and selectively sell assets at appropriate cap rates, which would be expected to generate cash sources for both our short-term and long-term liquidity needs. We have also paused our value-add renovation program at all but one property as part of assuming a more conservative posture; however, we expect to restart the program market-by-market once we have more visibility on the economic recovery nationally and within our specific markets.

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

Only $4.1 million, or 0.3%, of our mortgage debt is maturing through the remainder of 2020.

We anticipate approximately $35-45 million of investment activity during the third quarter of 2020 inclusive of additional investments into our existing preferred and mezzanine loan investments.

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

Our primary long-term liquidity requirements relate to (a) costs for additional apartment community investments, (b) repayment of long-term debt and our credit facilities, (c) capital expenditures, (d) cash redemption requirements related to our Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and Series T Preferred Stock, and (e) repurchases of Class A common stock, Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock under our stock repurchase plans.

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

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. We believe the Amended Senior and Second Amended Junior Credit Facilities, as well as the Fannie Facility, will continue to enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. We expect the combination of these facilities to provide us flexibility by allowing us, among other things, to use borrowings under our Amended Senior and Second Amended Junior Credit Facilities to acquire properties pending placement of permanent mortgage indebtedness, including under the Fannie Facility. In addition to restrictive covenants, these credit facilities contain material financial covenants. At June 30, 2020, we were in compliance with all covenants under our credit facilities. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

We expect to maintain distributions paid to our Series A Preferred Stock, our Series B Preferred Stock, our Series C Preferred Stock, our Series D Preferred Stock and our Series T Preferred Stock in accordance with the terms of those securities which require monthly or quarterly dividends depending on the series. While our policy is generally to pay distributions from cash flow from operations, our distributions through June 30, 2020 have been paid from cash flow from operations, proceeds from our continuous preferred stock offerings, including our Series T Preferred Stock, proceeds from underwritten securities offerings, and sales of assets and may in the future be paid from additional sources, such as from borrowings.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of June 30, 2020, we own interests in thirteen joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

Cash Flows from Operating Activities

As of June 30, 2020, we owned indirect equity interests in fifty-four real estate properties, consisting of thirty-four consolidated operating properties and twenty through preferred equity, mezzanine loan or ground lease investments. During the six months ended June 30, 2020, net cash provided by operating activities was $43.3 million after net income of $35.2 million was adjusted for the following:

●distributions and preferred returns from unconsolidated joint ventures of $7.0 million;
●an increase in accounts payable and other accrued liabilities of $5.6 million; and
●an increase in due to affiliates of $3.5 million, offset by:
●non-cash items of $1.8 million; and
●an increase in accounts receivable, prepaids and other assets of $6.2 million.

Cash Flows from Investing Activities

During the six months ended June 30, 2020, net cash provided by investing activities was $70.3 million, primarily due to the following:

●$193.9 million of proceeds from the sale and redemption of unconsolidated real estate joint ventures; and
●$29.0 million of repayments on notes receivable from related parties, partially offset by:
●$109.5 million used in acquiring consolidated real estate investments;
●$30.7 million used in acquiring additional investments in unconsolidated joint ventures and notes receivable;
●$9.0 million used on capital expenditures; and
●$3.7 million used in purchase of interests from noncontrolling interests.

Cash Flows from Financing Activities

During the six months ended June 30, 2020, net cash provided by financing activities was $77.3 million, primarily due to the following:

●net proceeds of $90.0 million from issuance of units of Series T Preferred Stock;

●net proceeds of $2.0 million from issuance of Class A common stock;
●net proceeds of $0.1 million from exercise of warrants;
●net borrowings of $70.8 million on mortgages payable;
●net proceeds of $276.2 million from borrowings on revolving credit facilities;
●partially offset by $163.7 million in repayments on revolving credit facilities;
●$135.1 million of repayments of our mortgages payable;
●$2.9 million increase in deferred financing costs;
●$27.4 million paid in cash distributions to preferred stockholders;
●$7.7 million paid in cash distributions to common stockholders;
●$0.4 million paid for redemption and retirement of Series B Preferred Stock;
●$6.7 million in distributions paid to our noncontrolling interests;
●$11.6 million paid for the repurchase of Class A common stock; and
●$6.1 million paid for the repurchase of Series A, Series C and/or Series D Preferred Stock.

Capital Expenditures

The following table summarizes our total capital expenditures for the six months ended June 30, 2020 and 2019 (amounts in thousands):

	Six Months Ended
	June 30,
	2020	2019
Redevelopment/renovations	$5,481	$6,727
Routine capital expenditures	1,506	1,766
Normally recurring capital expenditures	1,428	1,432
Total capital expenditures	$8,415	$9,925

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

CFFO makes certain adjustments to FFO, removing the effect of items that do not reflect ongoing property operations such as acquisition expenses, non-cash interest expense, unrealized gains or losses on derivatives, losses on extinguishment of debt and debt modification costs (includes prepayment penalties incurred and the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt), one-time weather-related costs, gains or losses on sales of non-depreciable real estate property, shareholder activism, stock compensation expense and preferred stock accretion. Commencing January 1, 2020, we did not deduct the accrued portion of the preferred income on our preferred equity investments from FFO to determine CFFO as the income is deemed fully collectible. The accrued portion of the preferred income totaled $0.4 million and $0.8 million for the three and six months ended June 30, 2020, respectively. We believe that CFFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core recurring property operations. As a result, we believe that CFFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential.

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

We have acquired seven operating properties and made nine investments through preferred equity interests and ground lease investments and sold twelve operating properties subsequent to June 30, 2019. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

The table below presents our calculation of FFO and CFFO for the three and six months ended June 30, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income (loss) attributable to common stockholders	$15,090	$(10,990)	$(1,403)	$(23,083)
Add back: Net income (loss) attributable to Operating Partnership Units	5,413	(3,887)	(409)	(7,938)
Net income (loss) attributable to common stockholders and unit holders	20,503	(14,877)	(1,812)	(31,021)
Common stockholders and Operating Partnership Units pro-rata share of:
Real estate depreciation and amortization (1)	19,144	15,290	39,045	31,432
Gain on sale of real estate investments	(55,250)	—	(55,360)	—
FFO Attributable to Common Stockholders and Unit Holders	(15,603)	413	(18,127)	411
Common stockholders and Operating Partnership Units pro-rata share of:
Acquisition and pursuit costs	423	70	1,691	128
Non-cash interest expense	747	786	1,592	1,561
Unrealized (gain) loss on derivatives	(5)	652	(30)	2,287
Loss on extinguishment of debt and debt modification costs	13,590	—	13,590	—
Weather-related losses, net	—	249	—	249
Non-real estate depreciation and amortization	122	84	242	170
Gain on sale of non-depreciable real estate investments	—	—	—	(679)
Shareholder activism	—	55	—	393
Non-recurring expense, net	43	—	3	—
Non-cash preferred returns on unconsolidated real estate joint ventures	—	(386)	—	(598)
Non-cash equity compensation	2,191	2,427	5,738	4,819
Preferred stock accretion	3,602	2,316	7,527	4,203
CFFO Attributable to Common Stockholders and Unit Holders	$5,110	$6,666	$12,226	$12,944

Per Share and Unit Information:
FFO Attributable to Common Stockholders and Unit Holders - diluted	$(0.47)	$0.01	$(0.55)	$0.01
CFFO Attributable to Common Stockholders and Unit Holders - diluted	$0.15	$0.22	$0.37	$0.42

Weighted average common shares and units outstanding - diluted	33,075,598	30,550,863	32,936,762	30,704,271
(1)	The real estate depreciation and amortization amount includes our share of consolidated real estate-related depreciation and amortization of intangibles, less amounts attributable to noncontrolling interests for partially owned properties, and our similar estimated share of unconsolidated depreciation and amortization, which is included in earnings of our unconsolidated real estate joint venture investments.

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2020 which consisted of (i) mortgage notes secured by our properties, and (ii) revolving credit facilities. At June 30, 2020, our estimated future required payments on these obligations were as follows (amounts in thousands):

		Remainder of
	Total	2020	2021‑2022	2023‑2024	Thereafter
Mortgages Payable (Principal)	$1,414,001	$4,080	$102,037	$402,793	$905,091
Revolving Credit Facilities	130,500	—	50,000	80,500	—
Estimated Interest Payments on Mortgages Payable and Revolving Credit Facilities	286,078	26,627	101,127	85,769	72,555
Total	$1,830,579	$30,707	$253,164	$569,062	$977,646

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

Distributions paid were funded from cash provided by operating activities except with respect to $4.8 million for the six months ended June 30, 2019 which was funded from sales of real estate, borrowings, and/or proceeds from our equity offerings.

	Six Months Ended
	June 30,
	2020	2019

	(in thousands)
Cash provided by operating activities	$43,338	$27,053

Cash distributions to preferred shareholders	$(27,428)	$(20,937)
Cash distributions to common shareholders	(7,742)	(7,570)
Cash distributions to noncontrolling interests, excluding $2.7 million from sale of real estate investments in 2020	(3,976)	(3,393)
Total distributions	(39,146)	(31,900)

Excess (shortfall)	$4,192	$(4,847)

Proceeds from sale of real estate investments, net of noncontrolling distributions of $2.7 million in 2020	$60,520	$952
Proceeds from sale and redemption of unconsolidated real estate joint ventures	$35,542	$—

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” of our interim Consolidated Financial Statements.

Subsequent Events

Other than the items disclosed in Note 15 “Subsequent Events” to our interim Consolidated Financial Statements for the period ended June 30, 2020, no material events have occurred that required recognition or disclosure in these financial statements. Refer to Note 15 of our interim Consolidated Financial Statements for discussion.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal payments (in thousands) and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes. Fair value adjustments and unamortized deferred financing costs, net, of approximately $(9.0) million are excluded:

	2020	2021	2022	2023	2024	Thereafter	Total
Mortgages Payable (Principal)	$4,080	$86,713	$15,324	$127,186	$275,607	$905,091	$1,414,001
Weighted Average Interest Rate	3.64%	2.06%	3.45%	3.21%	3.44%	3.62%	3.45%

Revolving Credit Facilities	$—	$50,000	$—	$80,500	$—	$—	$130,500
Weighted Average Interest Rate	—	5.25%	—	1.73%	—	—	3.08%

The fair value of mortgages payable is estimated at $1,481.9 million as of June 30, 2020.

The table above incorporates those exposures that exist as of June 30, 2020; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

As of June 30, 2020, we had nine interest rate caps, which are not accounted for as hedges, that we primarily use as part of our interest rate risk management strategy. Our interest rate caps effectively limit our exposure to interest rate risk by providing a ceiling on the underlying floating interest rates of our floating rate debt.

As of June 30, 2020, a 100-basis point increase or decrease in interest rates on the portion of our debt bearing interest at floating rates would result in an increase in interest expense of approximately $1,140,000 or decrease in interest expense of $1,140,000, respectively, for the quarter ended June 30, 2020.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2020, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2020, our total indebtedness was approximately $1.5 billion, and we may incur significant additional debt in the future. The Preferred Stock is subordinate to all our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. Our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and as of June 30, 2020, the number of preferred shares outstanding was as follows: 5,558,392 shares of Series A Preferred Stock, 516,738 shares of Series B Preferred Stock, 2,295,845 shares of Series C Preferred Stock, 2,774,338 shares of Series D Preferred Stock and 4,025,663 shares of Series T Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Preferred Stock would dilute the interests of the holders of shares of Preferred Stock, and any issuance of preferred stock senior to the Preferred Stock or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Preferred Stock. We may issue preferred stock on parity with the Preferred Stock without the consent of the holders of the Preferred Stock. Other than the Asset Coverage Ratio, our letter agreement with Cetera Financial Group, Inc. pertaining to our Series B Preferred Stock that requires us to maintain a preferred dividend coverage ratio, the articles supplementary establishing our Series T Preferred Stock that requires us to maintain a preferred dividend coverage ratio, and the right of holders to cause us to redeem the Series A Preferred Stock and Series C Preferred Stock upon a Change of Control/Delisting, none of the provisions relating to the Preferred Stock relate to or limit our indebtedness or afford the holders of shares of Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of shares of Preferred Stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuance of Equity Securities

On April 15, 2020, the Company issued 46,075 LTIP Units to an employee as a grant of equity incentive compensation under the Incentive Plans. These LTIP Units will vest in three equal installments on each anniversary of the date of grant and may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Company, and may then be redeemed for cash or, at the option of the Company and after a one year holding period (including any period during which the LTIP Units were held), settled in shares of the Company’s Class A common stock on a one-for-one basis. Such LTIP Units were issued in reliance upon exemptions from registration provided by Section 4(a)(2) of the Securities Act of 1933 and Regulation D thereunder for transactions not involving any public offering. No general solicitation or advertising occurred in connection with the issuance and sale of these securities.

Issuer Purchases of Equity Securities

In May 2020, the Board authorized the modification of our stock repurchase plans to permit the repurchase of up to an aggregate of $50.0 million in outstanding shares of our Class A common stock, Series A Preferred Stock, Series C Preferred Stock and/or Series D Preferred Stock. The repurchase plans will be conducted in accordance with Rules 10b5-1 and 10b-18 of Exchange Act. The repurchase plans will terminate upon the earliest to occur of certain specified events as set forth therein. The extent to which we repurchase shares of our Class A common stock, Series A Preferred Stock, Series C Preferred Stock and/or Series D Preferred Stock, and the timing of any such purchases, will depend on a variety of factors including general business and market conditions and other corporate considerations. Share repurchases under the repurchase plans may be made in the open market or through privately negotiated transactions, subject to certain price limitations and other conditions established under the plans. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act. During the three months ended June 30, 2020, we purchased (i) 163,068 shares of Series A Preferred Stock for a total purchase price of $3.7 million, (ii) 27,905 shares of Series C Preferred Stock for a total purchase price of $0.6 million, and (iii) 76,264 shares of Series D Preferred Stock for a total purchase price of $1.7 million. We made no repurchases of Class A common stock during the period.

The following table is a summary of our repurchase activity during the quarter ended June 30, 2020:

			Total Number of	Maximum Dollar
			Shares	Value of
			Purchased	Shares that
			as Part of	May Yet
		Weighted	the Publicly	Be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased (1)	Per Share	Plans	Plans (2)
Series A Preferred Stock
April 1, 2020 – April 30, 2020	—	$—	—	$37,710,717
May 1, 2020 – May 31, 2020	106,230	22.19	106,230	35,109,392
June 1, 2020 – June 30, 2020	56,838	24.07	56,838	31,609,458
Total Series A Preferred Stock	163,068	$22.84	163,068

Series C Preferred Stock
April 1, 2020 – April 30, 2020	—	$—	—	$37,710,717
May 1, 2020 – May 31, 2020	6,494	21.65	6,494	35,109,392
June 1, 2020 – June 30, 2020	21,411	23.41	21,411	31,609,458
Total Series C Preferred Stock	27,905	$23.00	27,905

Series D Preferred Stock
April 1, 2020 – April 30, 2020	—	$—	—	$37,710,717
May 1, 2020 – May 31, 2020	4,900	21.22	4,900	35,109,392
June 1, 2020 – June 30, 2020	71,364	22.85	71,364	31,609,458
Total Series D Preferred Stock	76,264	$22.75	76,264

Total	267,237		267,237

(1)	Includes shares repurchased by the Company pursuant to the modified stock repurchase plans approved by the Board on May 9, 2020 and publicly announced in our Quarterly Report on Form 10-Q for the period ended March 31, 2020 as filed with the SEC on May 11, 2020, for up to an aggregate of $50.0 million in shares of our Class A common stock, Series A Preferred Stock, Series C Preferred Stock and/or Series D Preferred Stock. Purchases may be made thereunder until the earliest to occur of certain specified events as set forth therein.
(2)	In each case, dollar values also reflect repurchases of any other class(es) or series of our stock during the corresponding period.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Renewal of the Administrative Services Agreement

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

On August 4, 2020, the Company delivered written notice to BRE of the Company’s intention to renew the Administrative Services Agreement for an additional one-year term, to expire on October 31, 2021.

Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable event, we have elected to make the foregoing disclosure in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 1.01.

Item 6. Exhibits

10.1

Notice of Renewal, dated August 4, 2020, of Administrative Services Agreement dated October 31, 2017, by and among Bluerock Real Estate, L.L.C., Bluerock Real Estate Holdings, LLC, Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock TRS Holdings, LLC and Bluerock REIT Operator, LLC

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated May 11, 2020, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 11, 2020

99.2	Supplemental Financial Information, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed May 11, 2020

99.3	Presentation dated June 2, 2020, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed June 2, 2020

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows; (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

DATE:	August 10, 2020	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE:	August 10, 2020	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)