Form 10-Q
period 2020-09-30
Bluerock Residential Growth REIT, Inc.
filed 2020-11-05
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Number of shares outstanding of the registrant’s

classes of common stock, as of November 3, 2020:

Class A Common Stock: 23,771,080 shares

Class C Common Stock: 76,603 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-Q

September 30, 2020

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	September 30,	December 31,
	2020	2019
ASSETS
Net Real Estate Investments
Land	$273,043	$268,244
Buildings and improvements	1,807,386	1,752,738
Furniture, fixtures and equipment	73,797	67,904
Total Gross Real Estate Investments	2,154,226	2,088,886
Accumulated depreciation	(177,124)	(141,566)
Total Net Real Estate Investments	1,977,102	1,947,320
Cash and cash equivalents	91,836	31,683
Restricted cash	34,744	19,085
Notes and accrued interest receivable	202,649	193,781
Due from affiliates	314	2,969
Accounts receivable, prepaids and other assets	26,954	16,317
Preferred equity investments and investments in unconsolidated real estate joint ventures	108,098	126,444
In-place lease intangible assets, net	522	3,098
Total Assets	$2,442,219	$2,340,697

LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
Mortgages payable	$1,427,542	$1,425,257
Revolving credit facilities	—	18,000
Mandatorily redeemable preferred stock	34,833	—
Accounts payable	1,596	1,488
Other accrued liabilities	36,664	27,499
Due to affiliates	602	790
Distributions payable	14,964	13,541
Total Liabilities	1,516,201	1,486,575
8.250% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 10,875,000 shares authorized; 5,558,392 and 5,721,460 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	102,656	140,355
6.000% Series B Redeemable Preferred Stock, liquidation preference $1,000 per share, 1,225,000 shares authorized; 516,100 and 536,695 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	469,538	480,921
7.625% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,295,845 and 2,323,750 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	56,373	56,797
6.150% Series T Redeemable Preferred Stock, liquidation preference $25.00 per share, 32,000,000 shares authorized; 6,671,458 and 17,400 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	150,823	388
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 197,900,000 shares authorized; no shares issued and outstanding	—	—
7.125% Series D Cumulative Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,774,338 and 2,850,602 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	66,867	68,705
Common stock - Class A, $0.01 par value, 747,509,582 shares authorized; 24,589,389 and 23,422,557 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	246	234
Common stock - Class C, $0.01 par value, 76,603 shares authorized; 76,603 shares issued and outstanding as of September 30, 2020 and December 31, 2019	1	1
Additional paid-in-capital	323,064	311,683
Distributions in excess of cumulative earnings	(283,537)	(253,132)
Total Stockholders’ Equity	106,641	127,491
Noncontrolling Interests
Operating Partnership units	13,531	19,331
Partially owned properties	26,456	28,839
Total Noncontrolling Interests	39,987	48,170
Total Equity	146,628	175,661
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$2,442,219	$2,340,697

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Rental and other property revenues	$48,666	$47,422	$146,713	$139,575
Interest income from mezzanine loan and ground lease investments	5,923	6,125	17,149	17,874
Total revenues	54,589	53,547	163,862	157,449

Expenses
Property operating	19,571	19,377	57,441	56,847
Property management fees	1,231	1,256	3,719	3,707
General and administrative	5,901	6,259	17,575	16,933
Acquisition and pursuit costs	2,242	217	3,933	346
Weather-related losses, net	—	57	—	347
Depreciation and amortization	19,216	17,643	60,206	51,097
Total expenses	48,161	44,809	142,874	129,277
Operating income	6,428	8,738	20,988	28,172
Other income (expense)
Other income	60	—	119	—
Preferred returns on unconsolidated real estate joint ventures	2,963	2,316	8,213	7,097
Gain on sale of real estate investments	—	48,680	58,096	48,680
Gain on sale of non-depreciable real estate investments	—	—	—	679
Loss on extinguishment of debt and debt modification costs	—	(6,924)	(13,985)	(6,924)
Interest expense, net	(13,520)	(14,635)	(42,294)	(45,826)
Total other (expense) income	(10,497)	29,437	10,149	3,706
Net (loss) income	(4,069)	38,175	31,137	31,878
Preferred stock dividends	(15,003)	(11,887)	(42,787)	(33,291)
Preferred stock accretion	(4,451)	(2,717)	(11,978)	(6,920)
Net (loss) income attributable to noncontrolling interests
Operating Partnership units	(6,270)	6,191	(6,679)	(1,747)
Partially owned properties	(195)	220	1,512	(662)
Net (loss) income attributable to noncontrolling interests	(6,465)	6,411	(5,167)	(2,409)
Net (loss) income attributable to common stockholders	$(17,058)	$17,160	$(18,461)	$(5,924)

Net (loss) income per common share - Basic	$(0.71)	$0.76	$(0.80)	$(0.29)

Net (loss) income per common share – Diluted	$(0.71)	$0.75	$(0.80)	$(0.29)

Weighted average basic common shares outstanding	24,566,196	22,320,710	24,321,282	22,622,040
Weighted average diluted common shares outstanding	24,566,196	22,669,188	24,321,282	22,622,040

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
							Additional		Net income
	Number of		Number of		Number of		Paid-	Cumulative	to Common	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Value	in Capital	Distributions	Stockholders	Interests	Total Equity
Balance, July 1, 2020	24,605,585	$246	76,603	$1	2,774,338	$66,867	$321,973	$(302,485)	$40,030	$46,075	$172,707
Issuance of Class A common stock, net	1,207	—	—	—	—	—	10	—	—	—	10
Repurchase of Class A common stock	(103,574)	(1)	—	—	—	—	(756)	—	—	—	(757)
Vesting of long-term incentive plan ("LTIP Units") for compensation	—	—	—	—	—	—	—	—	—	1,798	1,798
Vesting of restricted Class A common stock	—	—	—	—	—	—	129	—	—	—	129
Issuance of LTIP Units for expense and capitalized cost reimbursements	—	—	—	—	—	—	—	—	—	414	414
Issuance of LTIP Units for executive salaries	—	—	—	—	—	—	—	—	—	163	163
Common stock distributions declared	—	—	—	—	—	—	—	(4,024)	—	—	(4,024)
Series A Preferred Stock distributions declared	—	—	—	—	—	—	—	(2,866)	—	—	(2,866)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	(243)	—	—	(243)
Company redemption of Series A Preferred Stock	—	—	—	—	—	—	—	(468)	—	—	(468)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(7,745)	—	—	(7,745)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(2,939)	—	—	(2,939)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,094)	—	—	(1,094)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(94)	—	—	(94)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,236)	—	—	(1,236)
Series T Preferred Stock distributions declared	—	—	—	—	—	—	—	(2,062)	—	—	(2,062)
Series T Preferred Stock accretion	—	—	—	—	—	—	—	(707)	—	—	(707)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,675)	(1,675)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(294)	(294)
Holder redemption of Series B Preferred Stock and conversion into Class A common stock	81,037	1	—	—	—	—	637	—	—	—	638
Holder redemption of Series T Preferred Stock and conversion into Class A common stock	5,134	—	—	—	—	—	42	—	—	—	42
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	1,000	1,000
Adjustment for noncontrolling interest ownership in Operating Partnership	—	—	—	—	—	—	1,029	—	—	(1,029)	—
Net income (loss)	—	—	—	—	—	—	—	—	2,396	(6,465)	(4,069)
Balance, September 30, 2020	24,589,389	$246	76,603	$1	2,774,338	$66,867	$323,064	$(325,963)	$42,426	$39,987	$146,628

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2019

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
							Additional		Net (loss) income
	Number of		Number of		Number of		Paid-	Cumulative	to Common	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Value	in Capital	Distributions	Stockholders	Interests	Total Equity
Balance, July 1, 2019	22,294,327	$223	76,603	$1	2,850,602	$68,705	$295,444	$(220,890)	$(28,098)	$40,391	$155,776
Issuance of Class A common stock, net	525	—	—	—	—	—	6	—	—	—	6
Issuance of Class A common stock due to Series B warrant exercises	24,913	—	—	—	—	—	264	—	—	—	264
Issuance of restricted Class A common stock	—	—	—	—	—	—	147	—	—	—	147
Issuance of LTIP Units for director compensation	—	—	—	—	—	—	—	—	—	35	35
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	1,341	1,341
Issuance of LTIP Units for expense reimbursements	—	—	—	—	—	—	—	—	—	528	528
Issuance of Series B warrants	—	—	—	—	—	—	1,116	—	—	—	1,116
Common stock distributions declared	—	—	—	—	—	—	—	(3,648)	—	—	(3,648)
Series A Preferred Stock distributions declared	—	—	—	—	—	—	—	(2,950)	—	—	(2,950)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	(231)	—	—	(231)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(6,562)	—	—	(6,562)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(2,397)	—	—	(2,397)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,107)	—	—	(1,107)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(89)	—	—	(89)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,269)	—	—	(1,269)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,437)	(1,437)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,732)	(2,732)
Redemption of Series B Preferred Stock and conversion into Class A common stock	62,295	1	—	—	—	—	797	—	—	—	798
Cash redemption of Series B Preferred Stock	—	—	—	—	—	—	7	—	—	—	7
Series B warrant exercise, net	—	—	—	—	—	—	(50)	—	—	—	(50)
Acquisition of noncontrolling interest	—	—	—	—	—	—	972	—	—	—	972
Adjustment for noncontrolling interest ownership in Operating Partnership	—	—	—	—	—	—	804	—	—	(804)	—
Net income	—	—	—	—	—	—	—	—	31,764	6,411	38,175
Balance, September 30, 2019	22,382,060	$224	76,603	$1	2,850,602	$68,705	$299,507	$(239,143)	$3,666	$43,733	$176,693

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2020

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
							Additional		Net income
	Number of		Number of		Number of		Paid-	Cumulative	to Common	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Value	in Capital	Distributions	Stockholders	Interests	Total Equity

Balance, January 1, 2020	23,422,557	$234	76,603	$1	2,850,602	$68,705	$311,683	$(259,254)	$6,122	$48,170	$175,661
Issuance of Class A common stock, net	170,462	2	—	—	—	—	1,982	—	—	—	1,984
Issuance of Class A common stock due to Series B warrant exercise	11,172	—	—	—	—	—	121	—	—	—	121
Issuance of Class A common stock for executive salaries	25,174	—	—	—	—	—	147	—	—	—	147
Repurchase of Class A common stock	(1,131,867)	(11)	—	—	—	—	(12,353)	—	—	—	(12,364)
Repurchase of Series A, Series C and/or Series D Preferred Stock	—	—	—	—	(76,264)	(1,838)	511	—	—	—	(1,327)
Issuance of restricted Class A common stock, net of shares withheld for employee taxes	78,865	1	—	—	—	—	350	—	—	—	351
Issuance of LTIP Units for director compensation	—	—	—	—	—	—	—	—	—	343	343
Issuance of LTIP Units for executive bonuses	—	—	—	—	—	—	—	—	—	2,034	2,034
Issuance of LTIP Units for executive salaries	—	—	—	—	—	—	—	—	—	325	325
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	5,026	5,026
Issuance of LTIP Units for expense and capitalized cost reimbursements	—	—	—	—	—	—	—	—	—	1,357	1,357
Common stock distributions declared	—	—	—	—	—	—	—	(11,944)	—	—	(11,944)
Series A Preferred Stock distributions declared	—	—	—	—	—	—	—	(8,696)	—	—	(8,696)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	(744)	—	—	(744)
Company redemption of Series A Preferred Stock	—	—	—	—	—	—	—	(468)	—	—	(468)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(23,359)	—	—	(23,359)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(9,166)	—	—	(9,166)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(3,304)	—	—	(3,304)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(274)	—	—	(274)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(3,750)	—	—	(3,750)
Series T Preferred Stock distributions declared	—	—	—	—	—	—	—	(3,678)	—	—	(3,678)
Series T Preferred Stock accretion	—	—	—	—	—	—	—	(1,326)	—	—	(1,326)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	—	—	(4,927)	(4,927)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(4,120)	(4,120)
Conversion of OP Units into Class A common stock	69,713	1	—	—	—	—	131	—	—	(132)	—
Holder redemption of Series B Preferred Stock and conversion into Class A common stock	596,179	6	—	—	—	—	4,377	—	—	—	4,383
Company redemption of Series B Preferred Stock and conversion into Class A common stock	1,334,501	13	—	—	—	—	15,779	—	—	—	15,792
Holder redemption of Series T Preferred Stock and conversion into Class A common stock	12,633	—	—	—	—	—	78	—	—	—	78
Cash redemption of Series B Preferred Stock	—	—	—	—	—	—	8	—	—	—	8
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	1,000	1,000
Series B warrant activity and exercise, net	—	—	—	—	—	—	(21)	—	—	—	(21)
Transfer of noncontrolling interest to controlling interest	—	—	—	—	—	—	—	—	—	(775)	(775)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(2,876)	—	—	—	(2,876)
Adjustment for noncontrolling interest ownership in Operating Partnership	—	—	—	—	—	—	3,147	—	—	(3,147)	—
Net income (loss)	—	—	—	—	—	—	—	—	36,304	(5,167)	31,137
Balance, September 30, 2020	24,589,389	$246	76,603	$1	2,774,338	$66,867	$323,064	$(325,963)	$42,426	$39,987	$146,628

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
							Additional		Net (loss) income
	Number of		Number of		Number of		Paid-	Cumulative	to Common	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Value	in Capital	Distributions	Stockholders	Interests	Total Equity

Balance, January 1, 2019	23,322,211	$233	76,603	$1	2,850,602	$68,705	$307,938	$(187,910)	$(30,621)	$56,597	$214,943
Issuance of Class A common stock, net	1,970	—	—	—	—	—	21	—	—	—	21
Issuance of Class A common stock due to Series B warrant exercises	28,793	1	—	—	—	—	305	—	—	—	306
Repurchase of Class A common stock	(1,255,445)	(13)	—	—	—	—	(13,391)	—	—	—	(13,404)
Issuance of restricted Class A common stock	90,694	1	—	—	—	—	294	—	—	—	295
Issuance of LTIP Units for director compensation	—	—	—	—	—	—	—	—	—	282	282
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	3,951	3,951
Issuance of LTIP Units for expense reimbursements	—	—	—	—	—	—	—	—	—	1,327	1,327
Issuance of Series B warrants	—	—	—	—	—	—	2,981	—	—	—	2,981
Common stock distributions declared	—	—	—	—	—	—	—	(11,022)	—	—	(11,022)
Series A Preferred Stock distributions declared	—	—	—	—	—	—	—	(8,850)	—	—	(8,850)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	(598)	—	—	(598)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(17,313)	—	—	(17,313)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(6,092)	—	—	(6,092)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(3,321)	—	—	(3,321)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(230)	—	—	(230)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(3,807)	—	—	(3,807)
Miscellaneous offering costs	—	—	—	—	—	—	(222)	—	—	—	(222)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	—	—	(4,288)	(4,288)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,458)	(3,458)
Redemption of OP Units	—	—	—	—	—	—	(15)	—	—	(10)	(25)
Redemption of Series B Preferred Stock and conversion into Class A common stock	193,837	2	—	—	—	—	2,319	—	—	—	2,321
Cash redemption of Series B Preferred Stock	—	—	—	—	—	—	13	—	—	—	13
Series B warrant exercise, net	—	—	—	—	—	—	(76)	—	—	—	(76)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(6,529)	—	—	(2,390)	(8,919)
Adjustment for noncontrolling interest ownership in Operating Partnership	—	—	—	—	—	—	5,869	—	—	(5,869)	—
Net income (loss)	—	—	—	—	—	—	—	—	34,287	(2,409)	31,878
Balance, September 30, 2019	22,382,060	$224	76,603	$1	2,850,602	$68,705	$299,507	$(239,143)	$3,666	$43,733	$176,693

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net income	$31,137	$31,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,882	53,806
Amortization of fair value adjustments	(277)	(285)
Preferred returns on unconsolidated real estate joint ventures	(8,213)	(7,097)
Gain on sale of real estate investments	(58,096)	(48,680)
Gain on sale of non-depreciable real estate investments	—	(679)
Fair value adjustment of interest rate caps	(75)	2,501
Loss on extinguishment of debt	13,985	6,924
Distributions of income and preferred returns from preferred equity investments and unconsolidated real estate joint ventures	10,295	6,201
Share-based compensation attributable to equity incentive plan	5,369	4,233
Share-based compensation attributable to executive salaries	472	—
Share-based compensation attributable to restricted stock grants	398	295
Share-based expense and capitalized cost reimbursements to BRE – LTIP Units	1,357	1,327
Changes in operating assets and liabilities:
Due from affiliates, net	2,466	771
Accounts receivable, prepaids and other assets	(11,964)	(2,568)
Notes and accrued interest receivable	68	(80)
Accounts payable and other accrued liabilities	12,127	2,633
Net cash provided by operating activities	61,931	51,180

Cash flows from investing activities:
Acquisitions of real estate investments	(144,703)	(306,115)
Capital expenditures	(12,253)	(15,859)
Investment in notes receivable	(37,936)	(16,097)
Repayments on notes receivable	29,000	—
Proceeds from sale of real estate investments	158,448	313,785
Proceeds from sale and redemption of unconsolidated real estate joint ventures	35,542	17,432
Purchase of interests from noncontrolling interests	(3,651)	(9,891)
Investment in unconsolidated real estate joint venture interests	(18,330)	(33,796)
Net cash provided by (used in) investing activities	6,117	(50,541)

Cash flows from financing activities:
Distributions to common stockholders	(11,748)	(11,203)
Distributions to noncontrolling interests	(8,462)	(7,459)
Distributions to preferred stockholders	(42,144)	(32,522)
Contributions from noncontrolling interests	1,000	—
Borrowings on mortgages payable	95,245	297,388
Repayments on mortgages payable including prepayment penalties	(137,263)	(254,684)
Proceeds from credit facilities	276,189	93,500
Repayments on credit facilities	(294,189)	(175,707)
Payments of deferred financing fees	(3,253)	(2,598)
Miscellaneous offering costs	—	(222)
Net proceeds from issuance of Class A common stock	1,984	21
Repurchase of Class A common stock	(12,364)	(13,404)
Shares withheld for employee taxes upon vesting of awards	(47)	—
Repurchase of Series A, Series C and/or Series D Preferred Stock	(6,103)	—
Net proceeds from issuance of 6.0% Series B Redeemable Preferred Stock	—	136,327
Retirement of 6.0% Series B Redeemable Preferred Stock	(290)	—
Net proceeds from issuance of Warrants associated with the Series B Redeemable Preferred Stock	—	2,981
Net proceeds from exercise of Warrants associated with the Series B Redeemable Preferred Stock	115	261
Net proceeds from issuance of 6.150% Series T Redeemable Preferred Stock	149,219	—
Retirement of 6.150% Series T Redeemable Preferred Stock	(32)	—
Payments to redeem 6.0% Series B Redeemable Preferred Stock	(93)	(207)
Payments to redeem Operating Partnership Units	—	(25)
Net cash provided by financing activities	7,764	32,447

Net increase in cash, cash equivalents and restricted cash	$75,812	$33,086
Cash, cash equivalents and restricted cash, beginning of year	50,768	52,244
Cash, cash equivalents and restricted cash, end of period	$126,580	$85,330

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$40,173	$41,414

Supplemental disclosure of non-cash investing and financing activities
Distributions payable - declared and unpaid	$14,964	$12,948
Mortgage assumed upon property acquisition	$30,997	$—
Capital expenditures held in accounts payable and other accrued liabilities	$(568)	$(1,016)

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

As of September 30, 2020, the Company held investments in fifty-seven real estate properties, consisting of thirty-five consolidated operating properties and twenty-two properties through preferred equity, mezzanine loan or ground lease investments. Of the property interests held through preferred equity, mezzanine loan or ground lease investments, five are under development, three are in lease-up and fourteen properties are stabilized. The fifty-seven properties contain an aggregate of 17,216 units, comprised of 11,844 consolidated operating units and 5,372 units through preferred equity, mezzanine loan or ground lease investments. As of September 30, 2020, the Company’s consolidated operating properties were approximately 95.1% occupied.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or the Operating Partnership’s wholly-owned subsidiaries, owns substantially all the property interests acquired and investments made on the Company’s behalf. As of September 30, 2020, limited partners other than the Company owned approximately 29.45% of the common units of the Operating Partnership (18.06% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 11.39% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 5.60% which are not vested at September 30, 2020).

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

As of September 30, 2020, the Company collected 97% of rents from its multifamily properties, including payment plans of 1%, for the three months ended September 30, 2020. The Company provided rent deferral payment plans as a result of hardships these tenants are experiencing due to the COVID-19 impact. Although the Company expects to continue to receive tenant requests for rent deferrals in the coming months, the Company does not expect to waive its contractual rights under its lease agreements. Further, while occupancy remains strong at 95.1% and the Company has received full interest payments and preferred returns from its mezzanine loan and preferred investments as of September 30, 2020, in future periods, the Company may experience reduced levels of tenant retention, reduced foot traffic and lease applications from prospective tenants, and reduced or interrupted payments on its mezzanine loan and preferred investments as a result of the impact of COVID-19.

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

Financial Instrument Fair Value Disclosures

As of September 30, 2020 and December 31, 2019, the carrying values of cash and cash equivalents, accounts receivable, due to and due from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles.

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

New Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update ("ASU”) No. 2016-13 "Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 requires more timely recognition of credit losses associated with financial assets. While previous GAAP included multiple credit impairment objectives for instruments, the previous objectives generally delayed recognition of the full amount of credit losses until the loss was probable of occurring. The amendments in ASU 2016-13, whose scope is asset-based and not restricted to financial institutions, eliminate the probable initial recognition threshold in current GAAP and, instead, reflect an entity's current estimate of all expected credit losses. The amendments in ASU 2016-13 broaden the information that the Company must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss that will be more useful to users of the financial statements. In November 2018, the FASB issued ASU No. 2018-19 "Codification Improvements to Topic 326, Financial Instruments-Credit Losses" (“ASU 2018-19”). ASU 2018-19 clarifies that operating lease receivables are excluded from the scope of ASU 2016-13 and instead, impairment of operating lease receivables is to be accounted for under ASC Topic 842. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted ASU 2016-13 as of January 1, 2020 and the adoption of the standard did not have a material impact on the Company’s consolidated financial statements.

In April 2020, the FASB issued a Staff Question-and-Answer (“Q&A”) to clarify whether lease concessions related to the effects of COVID-19 require the application of the lease modification guidance under ASC Topic 842. The Q&A allows companies to not apply the lease modification guidance to rent concessions that result in deferred rent where the total cash flows required by the modified lease agreement are materially the same as the cash flows required under the original lease and the changes to the lease do not result in a substantial increase to the rights of the lessor or the obligations of the lessee. The Company adopted the guidance during the second quarter 2020 for eligible residential lease concessions. The lease concessions that met the criteria of the Q&A are treated as if they were part of the enforceable rights and obligations of the parties under the existing lease contract. The amount of rent concessions subject to the Q&A were not material and this adoption did not have a material impact on the Company's consolidated results of operations.

In August 2020, the FASB issued ASU No. 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The guidance in ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU 2020-06 also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments in ASU 2020-06 are effective for the Company for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The guidance must be adopted as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this new guidance.

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

Sale of Ashton Reserve

On April 14, 2020, the Company closed on the sale of the Ashton Reserve properties, located in Charlotte, North Carolina, pursuant to the terms and conditions of two separate purchase and sales agreements. The properties were sold for approximately $84.6 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the properties in the amount of $45.4 million, the payment of early extinguishment of debt costs of $7.1 million and payment of closing costs and fees of $0.8 million, the sale of the properties generated net proceeds of approximately $31.2 million and a gain on sale of approximately $26.5 million.

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

Note 4 – Investments in Real Estate

As of September 30, 2020, the Company held investments in thirty-five consolidated operating properties and twenty-two development properties through preferred equity, mezzanine loan or ground lease investments. The following tables provide summary information regarding the Company’s consolidated operating properties and preferred equity, mezzanine loan and ground lease investments, which are either consolidated or accounted for under the equity method of accounting.

Consolidated Operating Properties

		Number of	Date Built /	Ownership
Multifamily Community Name	Location	Units	Renovated (1)	Interest
ARIUM Glenridge	Atlanta, GA	480	1990	90%
ARIUM Grandewood	Orlando, FL	306	2005	100%
ARIUM Hunter’s Creek	Orlando, FL	532	1999	100%
ARIUM Metrowest	Orlando, FL	510	2001	100%
ARIUM Westside	Atlanta, GA	336	2008	90%
Ashford Belmar	Lakewood, CO	512	1988/1993	85%
Avenue 25	Phoenix, AZ	254	2013	100%
Cade Boca Raton	Boca Raton, FL	90	2019	81%
Chattahoochee Ridge	Atlanta, GA	358	1996	90%
Chevy Chase	Austin, TX	320	1971	92%
Citrus Tower	Orlando, FL	336	2006	97%
Denim	Scottsdale, AZ	645	1979	100%
Element	Las Vegas, NV	200	1995	100%
Falls at Forsyth	Cumming, GA	356	2019	100%
Gulfshore Apartment Homes	Naples, FL	368	2016	100%
James at South First	Austin, TX	250	2016	90%
Marquis at The Cascades	Tyler, TX	582	2009	90%
Navigator Villas	Pasco, WA	176	2013	90%
Outlook at Greystone	Birmingham, AL	300	2007	100%
Park & Kingston	Charlotte, NC	168	2015	100%
Pine Lakes Preserve	Port St. Lucie, FL	320	2003	100%
Plantation Park	Lake Jackson, TX	238	2016	80%
Providence Trail	Mount Juliet, TN	334	2007	100%
Roswell City Walk	Roswell, GA	320	2015	98%
Sands Parc	Daytona Beach, FL	264	2017	100%
The Brodie	Austin, TX	324	2001	100%
The District at Scottsdale	Scottsdale, AZ	332	2018	100%
The Links at Plum Creek	Castle Rock, CO	264	2000	88%
The Mills	Greenville, SC	304	2013	100%
The Preserve at Henderson Beach	Destin, FL	340	2009	100%
The Reserve at Palmer Ranch	Sarasota, FL	320	2016	100%
The Sanctuary	Las Vegas, NV	320	1988	100%
Veranda at Centerfield	Houston, TX	400	1999	93%
Villages of Cypress Creek	Houston, TX	384	2001	80%
Wesley Village	Charlotte, NC	301	2010	100%
Total		11,844

(1)	Represents date of last significant renovation or year built if there were no renovations.

Depreciation expense was $18.2 million and $15.7 million, and $54.4 million and $47.3 million for the three and nine months ended September 30, 2020 and 2019, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. Amortization expense related to the in-place leases was $1.0 million and $1.9 million, and $5.8 million and $3.8 million for the three and nine months ended September 30, 2020 and 2019, respectively.

Preferred Equity, Mezzanine Loan and Ground Lease Investments

			Actual /	Actual /
		Actual /	Estimated	Estimated
		Planned	Initial	Construction
Multifamily Community Name	Location	Number of Units	Occupancy	Completion
Lease-up Investments
Motif	Fort Lauderdale, FL	385	1Q 2020	2Q 2020
The Conley, formerly North Creek Apartments	Leander, TX	259	2Q 2020	4Q 2020
Wayford at Concord, formerly Wayforth at Concord	Concord, NC	150	1Q 2020	3Q 2021
Total lease-up units		794

Development Investments
Riverside Apartments	Austin, TX	222	1Q 2021	2Q 2021
Zoey	Austin, TX	307	1Q 2022	2Q 2022
Reunion Apartments	Orlando, FL	280	1Q 2022	3Q 2022
The Park at Chapel Hill	Chapel Hill, NC	414	3Q 2021	4Q 2022
Avondale Hills	Decatur, GA	240	1Q 2023	1Q 2023
Total development units		1,463

Multifamily Community Name	Location	Number of Units
Operating Investments (1)
Alexan CityCentre	Houston, TX	340
Alexan Southside Place	Houston, TX	270
Arlo	Charlotte, NC	286
Belmont Crossing (2)	Smyrna, GA	192
Domain at The One Forty	Garland, TX	299
Georgetown Crossing (2)	Savannah, GA	168
Mira Vista	Austin, TX	200
Novel Perimeter	Atlanta, GA	320
Park on the Square (2)	Pensacola, FL	240
Sierra Terrace (2)	Atlanta, GA	135
Sierra Village (2)	Atlanta, GA	154
The Commons (2)	Jacksonville, FL	328
Thornton Flats	Austin, TX	104
Vickers Historic Roswell	Roswell, GA	79
Total operating units		3,115
Total units		5,372

(1)	Stabilized operating properties in which the Company has a preferred equity investment or equity interest. Refer to Note 7 for further information.
(2)	Belmont Crossing, Georgetown Crossing, Park on the Square, Sierra Terrace, Sierra Village, and The Commons are collectively known as the Strategic Portfolio. Refer to Note 7 for further information.

Note 5 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity and related new financing during the nine months ended September 30, 2020 (dollars in thousands):

			Ownership	Purchase
Property	Location	Date	Interest	Price	Mortgage
Avenue 25	Phoenix, AZ	January 23, 2020	100%	$55,600	$36,566	(1)
Falls at Forsyth	Cumming, GA	March 6, 2020	100%	82,500	—	(2)
Chevy Chase	Austin, TX	August 11, 2020	92%	34,500	24,400

(1)	Mortgage balance includes a $29.7 million loan assumption and a $6.9 million supplemental loan secured by the Avenue 25 property.
(2)	The Company funded $79.9 million of the purchase price with proceeds from its Amended Senior Credit Facility secured by the Falls at Forsyth property. Refer to Note 8 for further information about the Company's Amended Senior Credit Facility.

Purchase Price Allocation

The real estate acquisitions above have been accounted for as asset acquisitions. The purchase prices were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition.

The following table summarizes the assets acquired and liabilities assumed at the acquisition date for acquisitions made during the nine months ended September 30, 2020 (amounts in thousands):

Purchase
Price
Allocation
Land	$18,046
Building	132,214
Building improvements	5,158
Land improvements	13,072
Furniture and fixtures	4,366
In-place leases	2,844
Total assets acquired	$175,700
Mortgages assumed	$29,705
Fair value adjustments	1,292
Total liabilities assumed	$30,997

Acquisition of Additional Interest in The Brodie

On April 24, 2020, the Company purchased the non-controlling partner’s interest in The Brodie for $3.5 million, increasing the Company's interest in the property from 93% to 100%.

Note 6 – Notes and Interest Receivable

Following is a summary of the notes and accrued interest receivable due from mezzanine loan investments as of September 30, 2020 and December 31, 2019 (amounts in thousands):

	September 30,	December 31,
Property	2020	2019
Arlo	$30,242	$27,605
Domain at The One Forty	24,017	23,430
Motif	75,409	75,436
Novel Perimeter	22,980	20,867
Reunion Apartments	1,934	—
The Park at Chapel Hill	36,413	34,819
Vickers Historic Roswell	11,654	11,624
Total	$202,649	$193,781

Following is a summary of the interest income from mezzanine loan and ground lease investments for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Property	2020	2019	2020	2019
Arlo	$1,110	$929	$3,197	$2,758
Cade Boca Raton	—	504	—	1,408
Domain at The One Forty	330	849	977	2,406
Motif	2,427	2,427	7,123	7,199
Novel Perimeter	845	779	2,411	2,312
Reunion Apartments	15	—	15	—
The Park at Chapel Hill	712	214	2,032	582
Vickers Historic Roswell	434	423	1,293	1,209
Zoey (1)	50	—	101	—
Total	$5,923	$6,125	$17,149	$17,874

(1)	Refer to Note 14 for further information about the Zoey Ground Lease.

The occupancy percentages of the Company’s mezzanine loan investment properties at September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
Property	2020	2019
Arlo	93.4%	82.2%
Domain at The One Forty	93.0%	85.6%
Motif	43.4%	— (2)
Novel Perimeter	90.0%	79.4%
Reunion Apartments	— (1)	—
The Park at Chapel Hill	— (1)	— (2)
Vickers Historic Roswell	94.9%	74.7%

(1)	The development had not commenced lease-up as of September 30, 2020.
(2)	The development had not commenced lease-up as of December 31, 2019.

Arlo Financing

On March 30, 2020, the Company, increased its mezzanine loan commitment to BR Morehead JV Member, LLC to $32.0 million, of which $29.9 million had been funded as of September 30, 2020. The loan matures on the earliest to occur of: (i) July 1, 2025, (ii) the date of sale or transfer of property, or (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The loan can be prepaid without penalty.

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

Avondale Hills Mezzanine Financing

On September 30, 2020, the Company entered into an agreement to provide a mezzanine loan in an amount up to $11.7 million, none of which had been funded as of September 30, 2020, to an unaffiliated third party which is developing a 240-unit Class A apartment community located in Decatur, Georgia known as Avondale Hills. The loan matures on October 5, 2023 and contains two one-year extension options, subject to certain conditions and fees. The loan bears interest at a fixed rate of 12% per annum with monthly payments commencing upon completion of construction and in an amount equal to excess cash flow above the senior loan debt service from the preceding month.

Motif Mezzanine Financing

On March 31, 2020, the Company received a paydown of $8.0 million on the Motif Mezz Loan (formerly, the “Flagler Mezz Loan”), reducing the outstanding principal balance to $66.6 million. On May 8, 2020, at the borrower’s request, the Company amended the Motif Mezz Loan agreement to re-lend the $8.0 million to the Motif Mezz Loan borrower. The Company funded the full $8.0 million during the second quarter 2020 to the Motif Mezz Loan borrower, increasing the outstanding Motif Mezz Loan balance to $74.6 million as of September 30, 2020.

Novel Perimeter Mezzanine Financing

On May 5, 2020, the Company increased its mezzanine loan commitment to BR Perimeter JV Member, LLC to $23.8 million, of which $22.7 million had been funded as of September 30, 2020. In exchange for increasing its loan commitment, the Company received the right to exercise an option to purchase, at the greater of a 2.5 basis point discount to fair market value or 15% internal rate of return for Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”), an affiliate of BRG Manager, LLC, the Company’s former Manager (the “former Manager”), up to a 100% common membership interest in BR Perimeter JV Member, LLC.

Reunion Apartments Mezzanine Financing

On July 1, 2020, the Company entered into an agreement to provide a mezzanine loan in an amount up to $10.0 million, of which $1.9 million had been funded as of September 30, 2020, to an unaffiliated third party which is developing a 280-unit Class A apartment community located in Orlando, Florida known as Reunion Apartments. The loan matures on December 30, 2023 and contains two one-year extension options, subject to certain conditions and fees. The loan bears interest at a fixed rate of 12% per annum with monthly payments commencing upon completion of construction and in an amount equal to excess cash flow above the senior loan debt service from the preceding month.

The Park at Chapel Hill Mezzanine Financing

On March 31, 2020, the Company received a paydown of $21.0 million on the Chapel Hill Mezz Loan, reducing the outstanding principal balance to $8.5 million. On May 9, 2020, at the borrower’s request, the Company amended the Chapel Hill Mezz Loan agreement to permit the Chapel Hill Mezz Loan borrower to re-borrow $2.0 million. The Company funded the full $2.0 million during the second quarter 2020 to the Chapel Hill Mezz Loan borrower, increasing the outstanding Chapel Hill Mezz Loan balance to $10.5 million. The senior loan of $5.0 million provided by the Company remains outstanding in full.

On August 18, 2020, the Company entered into an amended and restated mezzanine loan agreement (the "Amended Chapel Hill Mezz Loan") with the Chapel Hill Mezz Loan borrower. As part of the Amended Chapel Hill Mezz Loan, (i) the Company's maximum loan commitment was adjusted to $31.0 million, including all previously advanced amounts outstanding, from the previous commitment amount of $40.0 million, and (ii) the interest rate on the loan was increased to 11.75% per annum from the previous rate of 11% per annum, with 5.25% paid current and 6.5% accrued. As of September 30, 2020, all amounts had been funded under the Amended Chapel Hill Mezz Loan. As with the previous loan, the Amended Chapel Hill Mezz Loan matures on the earliest to occur of: (i) the latest to occur of  (a) March 31, 2024 and (b) the applicable maturity date under any extension granted under any construction financing, or (ii) the date of sale or transfer of property, or (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The Amended Chapel Hill Mezz Loan can be prepaid without penalty.

Note 7 – Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The carrying amount of the Company’s preferred equity investments and investments in unconsolidated real estate joint ventures as of September 30, 2020 and December 31, 2019 is summarized in the table below (amounts in thousands):

	September 30,	December 31,
Property	2020	2019

Alexan CityCentre	$14,416	$12,788
Alexan Southside Place	25,717	24,866
Helios	—	23,663
Leigh House	—	80
Mira Vista	5,250	5,250
Riverside Apartments	13,679	12,342
Strategic Portfolio (1)	22,105	10,183
The Conley, formerly North Creek Apartments	15,735	14,964
Thornton Flats	4,600	4,600
Wayford at Concord, formerly Wayforth at Concord	6,500	4,683
Whetstone Apartments	—	12,932
Other	96	93
Total	$108,098	$126,444

(1)	Belmont Crossing, Georgetown Crossing, Park on the Square, Sierra Terrace, Sierra Village, and The Commons are collectively known as the Strategic Portfolio.

As of September 30, 2020, the Company, through wholly-owned subsidiaries of the Operating Partnership, had outstanding equity investments in thirteen joint ventures, each of which was created to develop a multifamily property.

Eight of the thirteen equity investments, Alexan CityCentre, Alexan Southside Place, Mira Vista, Riverside Apartments, Strategic Portfolio, The Conley (formerly North Creek Apartments), Thornton Flats, and Wayford at Concord (formerly Wayforth at Concord), are preferred equity investments, generate a stated preferred return on outstanding capital contributions, and the Company is not allocated any of the income or loss in the joint ventures. The joint venture is the controlling member in an entity whose purpose is to develop or operate a multifamily property.

Five of the thirteen equity investments, Arlo, Domain at The One Forty, Motif, Novel Perimeter and Vickers Historic Roswell, represent a remaining 0.5% common interest in joint ventures where, in some cases, the Company had previously redeemed its preferred equity investment in the joint ventures and provided a mezzanine loan. Refer to Note 6 for further information.

The preferred returns on the Company’s unconsolidated real estate joint ventures for the three and nine months ended September 30, 2020 and 2019 are summarized below (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Property	2020	2019	2020	2019
Alexan CityCentre	$631	$563	$1,838	$1,545
Alexan Southside Place	322	402	955	1,175
Helios (1)	26	339	(133)	1,005
Leigh House	2	73	2	1,155
Mira Vista	136	21	404	21
Riverside Apartments	434	258	1,263	562
Strategic Portfolio	593	—	1,434	—
The Conley	499	392	1,460	902
Thornton Flats	104	6	311	6
Wayford at Concord	216	26	623	26
Whetstone Apartments	—	236	56	700
Preferred returns on unconsolidated joint ventures	$2,963	$2,316	$8,213	$7,097

(1)	Of the net loss incurred at Helios for the nine months ended September 30, 2020, ($143) pertains to costs related to the sale of Helios.

The occupancy percentages of the Company’s unconsolidated real estate joint ventures at September 30, 2020 and December 31, 2019 are as follows:

	September 30,	December 31,
Property	2020	2019
Alexan CityCentre	94.1%	90.9%
Alexan Southside Place	95.2%	95.2%
Mira Vista	95.5%	93.5%
Riverside Apartments	— (1)	— (2)
Strategic Portfolio
Belmont Crossing	95.8%	89.6%
Georgetown Crossing	89.3%	—
Park on the Square	97.9%	—
Sierra Terrace	91.1%	97.0%
Sierra Village	87.7%	86.4%
The Commons	93.9%	—
The Conley	32.8%	— (2)
Thornton Flats	94.2%	90.4%
Wayford at Concord	56.7%	— (2)

(1)	The development had not commenced lease-up.
(2)	The development had not commenced lease-up at December 31, 2019.

Summary combined financial information for the Company’s investments in unconsolidated real estate joint ventures as of September 30, 2020 and December 31, 2019 and for the three and nine months ended September 30, 2020 and 2019 is as follows (amounts in thousands):

	September 30,	December 31,
	2020	2019
Balance Sheets:
Real estate, net of depreciation	$725,723	$678,073
Other assets	36,841	51,212
Total assets	$762,564	$729,285

Mortgages payable	$617,228	$570,573
Other liabilities	35,825	36,129
Total liabilities	$653,053	$606,702
Members’ equity	109,511	122,583
Total liabilities and members’ equity	$762,564	$729,285

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Operating Statement:
Rental revenues	$13,315	$9,470	$35,995	$26,194
Operating expenses	(7,828)	(5,534)	(20,873)	(16,165)
Income before debt service and depreciation and amortization	5,487	3,936	15,122	10,029
Interest expense, net	(7,572)	(8,438)	(22,234)	(23,916)
Depreciation and amortization	(5,714)	(3,916)	(13,532)	(12,049)
Net operating loss	(7,799)	(8,418)	(20,644)	(25,936)
Gain on sale (1)	—	13,871	14,716	13,871
Net (loss) income	$(7,799)	$5,453	$(5,928)	$(12,065)

(1)	For the three and nine months ended September 30, 2019, represents the gain on sale of Leigh House. For the nine months ended September 30, 2020, represents the gain on sale of Helios and Whetstone, net.

Alexan Southside Place Interests

Alexan Southside Place is developed upon a tract of land ground leased from an unaffiliated third party by BR Bellaire BLVD, LLC (“BR Bellaire BLVD”) as tenant under an 85-year ground lease. BR Bellaire BLVD has a right-of-use asset and lease liability of $17.1 million as of September 30, 2020.

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

The Whetstone Apartments investment was sold on January 24, 2020. Please refer to Note 3 for further information.

Note 8 – Revolving credit facilities

The outstanding balances on the revolving credit facilities as of September 30, 2020 and December 31, 2019 are as follows (amounts in thousands):

	September 30,	December 31,
Revolving Credit Facilities	2020	2019
Amended Senior Credit Facility	$—	$18,000
Second Amended Junior Credit Facility	—	—
Total	$—	$18,000

Amended Senior Credit Facility

On March 6, 2020, the Company, through its Operating Partnership, entered into an amended and restated, in its entirety, Senior Credit Facility (the “Amended Senior Credit Facility”). The Amended Senior Credit Facility provides for a revolving loan with an initial commitment amount of $100 million, which commitment contains an accordion feature to a maximum total commitment of up to $350 million. Borrowings under the Amended Senior Credit Facility bear interest, at the Company’s option, at LIBOR plus 1.30% to 1.65% or the base rate plus 0.30% to 0.65%, depending on the Company’s leverage ratio. The Company pays an unused fee at an annual rate of 0.15% to 0.20% of the unused portion of the Amended Senior Credit Facility, depending on the borrowings outstanding. The Amended Senior Credit Facility matures on March 6, 2023 and contains two one-year extension options, subject to certain conditions. The Amended Senior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio and minimum tangible net worth. At September 30, 2020, the Company was in compliance with all covenants under the Amended Senior Credit Facility. The Company has guaranteed the obligations under the Amended Senior Credit Facility and has pledged certain assets as collateral.

The Amended Senior Credit Facility provides the Company with the ability to issue up to $50 million in letters of credit. While the issuance of letters of credit does not increase the Company’s borrowings outstanding under the Amended Senior Credit Facility, it does reduce the availability of borrowings. At September 30, 2020, the Company had one outstanding letter of credit of $0.8 million.

Second Amended Junior Credit Facility

On November 6, 2019, the Company, through a subsidiary of its Operating Partnership, entered into a second amended and restated, in its entirety, Junior Credit Facility (the “Second Amended Junior Credit Facility”). The Second Amended Junior Credit Facility provides for a revolving loan with a maximum commitment amount of $72.5 million. Borrowings under the Second Amended Junior Credit Facility bear interest, at the Company’s option, at LIBOR plus 2.75% to 3.25% or the base rate plus 1.75% to 2.25%, depending on the Company’s leverage ratio. The Company pays an unused fee at an annual rate of 0.35% to 0.40% of the unused portion of the Second Amended Junior Credit Facility, depending on the borrowings outstanding. The Second Amended Junior Credit Facility matures on December 21, 2021 and contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio, minimum debt yield, minimum tangible net worth and minimum equity raise and collateral values. At September 30, 2020, the Company was in compliance with all covenants under the Second Amended Junior Credit Facility. The Company has guaranteed the obligations under the Second Amended Junior Credit Facility and has pledged certain assets as collateral.

The availability of borrowings under the revolving credit facilities at September 30, 2020 is based on the collateral and compliance with various ratios related to those assets and was approximately $153.6 million.

Note 9 – Mortgages Payable

The following table summarizes certain information as of September 30, 2020 and December 31, 2019, with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of September 30, 2020

	September 30,	December 31,		Interest-only
Property	2020	2019	Interest Rate	through date	Maturity Date

Fixed Rate:
ARIUM Grandewood (1)	$19,664	$19,713	4.35%	(2)	July 1, 2025
ARIUM Hunter’s Creek	71,207	72,183	3.65%	(2)	November 1, 2024
ARIUM Metrowest	64,559	64,559	4.43%	May 2021	May 1, 2025
ARIUM Westside	52,150	52,150	3.68%	August 2021	August 1, 2023
Ashford Belmar	100,675	100,675	4.53%	December 2022	December 1, 2025
Ashton Reserve I	—	30,329
Avenue 25 (3)	36,566	—	4.18%	July 2022	July 1,2027
Chattahoochee Ridge	45,338	45,338	3.25%	December 2022	December 5,2024
Citrus Tower	40,807	41,325	4.07%	(2)	October 1, 2024
Denim	91,634	91,634	3.32%	August 2024	August 1, 2029
Element	29,260	29,260	3.63%	July 2022	July 1,2026
Enders Place at Baldwin Park	—	23,337
Gulfshore Apartment Homes	46,345	46,345	3.26%	September 2022	September 1, 2029
James on South First	25,787	26,111	4.35%	(2)	January 1, 2024
Navigator Villas (4)	20,515	20,515	4.56%	June 2021	June 1, 2028
Outlook at Greystone	22,105	22,105	4.30%	June 2021	June 1, 2025
Park & Kingston	19,600	19,600	3.32%	November 2024	November 1, 2026
Pine Lakes Preserve	—	26,950
Plantation Park	26,625	26,625	4.64%	July 2024	July 1, 2028
Providence Trail	47,950	47,950	3.54%	July 2021	July 1, 2026
Roswell City Walk	50,285	51,000	3.63%	(2)	December 1, 2026
The Brodie	33,717	34,198	3.71%	(2)	December 1, 2023
The Links at Plum Creek	39,740	40,000	4.31%	(2)	October 1, 2025
The Mills	25,408	25,797	4.21%	(2)	January 1, 2025
The Preserve at Henderson Beach	48,490	48,490	3.26%	September 2028	September 1, 2029
The Reserve at Palmer Ranch	41,141	41,348	4.41%	(2)	May 1, 2025
The Sanctuary	33,707	33,707	3.31%	Interest-only	August 1, 2029
Villages of Cypress Creek	—	26,200
Wesley Village	39,609	40,111	4.25%	(2)	April 1, 2024
Total Fixed Rate	$1,072,884	$1,147,555

Floating Rate (5):
ARIUM Glenridge	$49,500	$49,500	1.49%	September 2021	September 1, 2025
ARIUM Grandewood (1)	19,615	19,672	1.56%	(2)	July 1, 2025
Ashton Reserve II	—	15,213
Cade Boca Raton	23,500	23,500	2.50%	June 2022	January 1, 2025
Chevy Chase	24,400	—	2.48%	September 2022	September 1, 2027
Fannie Facility Advance	13,936	—	2.76%	June 2022	June 1, 2027
Marquis at The Cascades I	31,822	32,284	1.77%	(2)	June 1, 2024 (6)
Marquis at The Cascades II	22,209	22,531	1.77%	(2)	June 1, 2024 (6)
Marquis at TPC	—	16,468
Pine Lakes Preserve	42,728	—	3.14%	July 2025	July 1, 2030
The District at Scottsdale (7)	76,065	82,200	1.85%	(2)	June 11, 2021 (8)
Veranda at Centerfield	26,100	26,100	1.41%	July 2021	July 26, 2023 (9)
Villages of Cypress Creek	33,520	—	2.71%	July 2022	July 1, 2027
Total Floating Rate	$363,395	$287,468
Total Mortgages Payable	$1,436,279	$1,435,023
Fair value adjustments	2,265	1,815
Deferred financing costs, net	(11,002)	(11,581)
Total	$1,427,542	$1,425,257

(1)	ARIUM Grandewood has a fixed rate loan and a floating rate loan.

(2)	The loan requires monthly payments of principal and interest.
(3)	The principal balance includes a $29.7 million loan at a fixed rate of 4.02% and a $ 6.9 million supplemental loan at a fixed rate of 4.86%.
(4)	The principal balance includes a $14.8 million loan at a fixed rate of 4.31% and a $5.7 million supplemental loan at a fixed rate of 5.23%.
(5)	Other than The District at Scottsdale, all the Company’s floating rate loans bear interest at one-month LIBOR + margin. In September 2020, one-month LIBOR in effect was 0.16%. LIBOR rate is subject to a rate cap. Refer to Note 11 for further information.
(6)	The loan can be extended, subject to certain conditions, in connection with an election to convert to a fixed interest rate loan.
(7)	The loan bears interest at a floating rate of one or three-month LIBOR + margin at the Company's discretion. The loan is not subject to a rate cap.
(8)	The loan has two (2) three-month extension options subject to certain conditions.
(9)	The loan has two (2) one-year extension options subject to certain conditions.

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

Modification of The District at Scottsdale loan

On June 30, 2020, the Company, through an indirect subsidiary, exercised the loan extension option and entered into an amended loan agreement for The District at Scottsdale. As part of the amended loan agreement, the Company made a principal payment of $6.0 million and paid an extension fee of $0.2 million. Terms of the amended loan agreement include, but are not limited to (i) extension of the loan maturity date to June 11, 2021, (ii) the addition of two (2) three-month extension options, and (iii) the requirement of the Company to remit mandatory prepayments in an amount equal to excess cash flow from the preceding month. The prepayments commenced in July 2020 and are to be remitted monthly thereafter until the loan is paid in full. The Company accounted for the loan amendment as a loan modification.

Master Credit Facility with Fannie Mae

On April 30, 2018, the Company, through certain subsidiaries of the Operating Partnership, entered into a Master Credit Facility Agreement (the “Fannie Facility”), which was issued through Fannie Mae’s Multifamily Delegated Underwriting and Servicing Program. The Fannie Facility includes certain restrictive covenants, including indebtedness, liens, investments, mergers and asset sales, and distributions. The Fannie Facility also contains events of default, including payment defaults, covenant defaults, bankruptcy events, and change of control events. Each note under the Fannie Facility is cross-defaulted and cross-collateralized and the Company has guaranteed the obligations under the Fannie Facility. As of September 30, 2020, the mortgage loans secured by ARIUM Grandewood, ARIUM Metrowest and Outlook at Greystone were issued under the Fannie Facility.

On May 27, 2020, the Company, through certain subsidiaries of the Operating Partnership, entered into a $13.9 million floating rate advance (the “Fannie Facility Advance”) originated under the Fannie Facility and collateralized by the properties issued under the Fannie Facility. The Fannie Facility Advance matures on June 1, 2027 and bears interest at LIBOR plus 2.60%, subject to an interest rate cap, with interest-only payments through June 2022 and then monthly payments based on thirty-year amortization. The Fannie Facility Advance may be prepaid without prepayment or yield maintenance beginning March 1, 2027.

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

Debt maturities

As of September 30, 2020, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2020 (October 1–December 31)	$2,094
2021 (1)	86,579
2022	15,467
2023	127,745
2024	276,177
Thereafter	928,217
$1,436,279
Add: Unamortized fair value debt adjustment	2,265
Subtract: Deferred financing costs, net	(11,002)
Total	$1,427,542

(1)	$76.1 million represents a loan in connection with The District at Scottsdale. The loan has a June 2021 maturity date and contains two (2) three-month extension options, subject to certain conditions.

The net book value of real estate assets providing collateral for these above borrowings, including the Amended Senior Credit Facility, Second Amended Junior Credit Facility and Fannie Facility, was $1,983.1 million as of September 30, 2020.

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

In determining fair value, observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions; preference is given to observable inputs. In accordance with accounting principles generally accepted in the Unites States of America ("GAAP") and as defined in ASC Topic 820 "Fair Value Measurement", these two types of inputs create the following fair value hierarchy:

●Level 1:Quoted prices for identical instruments in active markets
●Level 2:Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable
●Level 3:Significant inputs to the valuation model are unobservable

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

Financial Instrument Fair Value Disclosures

As of September 30, 2020 and December 31, 2019, the carrying values of cash and cash equivalents, accounts receivable, due to and due from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

As of September 30, 2020 and December 31, 2019, based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $1,497.2 million and $1,436.2 million, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $1,438.5 million and $1,436.8 million, respectively. The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs of the fair value hierarchy) for similar types of borrowing arrangements.

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

As of September 30, 2020, the Company had interest rate caps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying floating interest rate for $287.3 million of the Company’s floating rate mortgage debt. The Company also has an interest rate cap of $50.0 million covering its credit facilities which had  no borrowings outstanding as of September 30, 2020.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2020 and December 31, 2019 (amounts in thousands):

Derivatives not designated as hedging		Fair values of derivative
instruments under ASC 815‑20	Balance Sheet Location	instruments
		September 30,	December 31,
		2020	2019
Interest rate caps	Accounts receivable, prepaids and other assets	$16	$22

The table below presents the effect of Company’s derivative financial instruments as well as their classification on the consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 (amounts in thousands):

		The Effect of Derivative
Derivatives not designated as hedging	Location of Gain or (Loss)	Instruments on the Statements of
instruments under ASC 815‑20	Recognized in Income	Operations
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
		2020	2019	2020	2019
Interest rate caps	Interest Expense	$(106)	$(136)	$(75)	$(2,501)

Note 12 – Related Party Transactions

Administrative Services Agreement

In October 2017, the Company entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with Bluerock Real Estate, LLC and its affiliate, Bluerock Real Estate Holdings, LLC (together “BRE”). Pursuant to the Administrative Services Agreement, BRE provides the Company with certain human resources, investor relations, marketing, legal and other administrative services (the “Services”). The Services are provided on an at-cost basis, generally allocated based on the use of such Services for the benefit of the Company’s business, and are invoiced on a quarterly basis. In addition, the Administrative Services Agreement permits certain employees of the Company to provide or cause to be provided services to BRE, on an at-cost basis, generally allocated based on the use of such services for the benefit of the business of BRE, and otherwise subject to the terms of the Services provided by BRE to the Company under the Administrative Services Agreement. Payment by the Company of invoices and other amounts payable under the Administrative Services Agreement will be made in cash or, in the sole discretion of the Company’s board of directors (the “Board”), generally in the form of fully-vested LTIP Units.

On August 4, 2020, the Company delivered written notice to BRE of the Company's intention to renew the Administrative Services Agreement for an additional one-year term, to expire on October 31, 2021 unless the Company renews. The Administrative Services Agreement will automatically terminate (i) upon termination by the Company of all Services, or (ii) in the event of non-renewal by the Company. Pursuant to the Administrative Services Agreement, BRE is responsible for the payment of all employee benefits and any other direct and indirect compensation for the employees of BRE (or their affiliates or permitted subcontractors) assigned to perform the Services, as well as such employees’ worker’s compensation insurance, employment taxes, and other applicable employer liabilities relating to such employees.

The Company and BRE entered into a Leasehold Cost-Sharing Agreement (the “Leasehold Cost-Sharing Agreement”) with respect to the lease for their New York headquarters (the”NY Lease”) to provide for the allocation and sharing between BRE and the Company of the costs thereunder, including costs associated with tenant improvements. The NY Lease permits the Company and certain of its respective subsidiaries and/or affiliates to share occupancy of the New York headquarters with BRE. Under the NY Lease, the Company, through its Operating Partnership, issued a $750,000 letter of credit under the Amended Senior Credit Facility as a security deposit, and BRE is obligated under the Leasehold Cost-Sharing Agreement to indemnify and hold the Company harmless from loss if there is a claim under such letter of credit. Payment by the Company of any amounts payable under the Leasehold Cost-Sharing Agreement to BRE will be made in cash or, in the sole discretion of the Board, generally in the form of fully-vested LTIP Units.

Recorded as part of general and administrative expenses, operating expenses paid by BRE on behalf of the Company of $0.7 million and $1.2 million, and $2.1 million and $2.8 million were expensed during the three and nine months ended September 30, 2020 and 2019, respectively. Operating expense reimbursements of $0.4 million for the second quarter 2020 were paid to BRE through the issuance of 55,675 LTIP Units on August 11, 2020.

Pursuant to the terms of the Administrative Services Agreement, the Company paid operating expenses on behalf of BRE of $0.4 million and $0.4 million, and $1.5 million and $1.2 million for the three and nine months ended September 30, 2020 and 2019, respectively. Operating expense reimbursements for the second quarter 2020 were paid to the Company in cash during the third quarter.

Pursuant to the terms of the Administrative Services Agreement and the Leasehold Cost-Sharing Agreement, summarized below are the net related party amounts payable to BRE as of September 30, 2020 and December 31, 2019 (amounts in thousands):

	September 30,	December 31,
	2020	2019
Amounts Payable to BRE under the Administrative Services Agreement, net
Operating and direct expense reimbursements	$330	$281
Offering expense reimbursements	81	183
Total expense reimbursement amounts payable to BRE, net	$411	$464

Amounts Payable to BRE under the Leasehold Cost-Sharing Agreement
Operating and direct expense reimbursements	$191	$186
Capital improvement cost reimbursements	—	40
Total expense and cost reimbursement amounts payable to BRE	$191	$226
Total	$602	$690

As of September 30, 2020 and December 31, 2019, the Company had zero and $0.1 million, respectively, in payables due to related parties other than BRE.

As of September 30, 2020 and December 31, 2019, the Company had $0.3 million and $3.0 million, respectively, in receivables due from related parties other than BRE, primarily for accrued preferred returns on unconsolidated real estate investments for the most recent month.

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Series T Preferred Stock and the previous offering of the Series B Preferred Stock, the Company engaged a related party as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees.  The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurs costs in excess of the 10%, which costs are borne by the dealer manager without reimbursement by the Company. For the nine months ended September 30, 2020, the Company has incurred $11.6 million in selling commissions and discounts and $5.0 million in dealer manager fees and discounts related to its Series T Preferred Offering. For the nine months ended September 30, 2019, the Company had incurred $11.0 million in selling commissions and discounts and $4.7 million in dealer manager fees and discounts related to its previous Series B Preferred Offering. In addition, BRE was reimbursed for offering costs of $0.7 million in conjunction with the Series T Preferred Offering during the nine months ended September 30, 2020 and reimbursed $0.8 million in conjunction with the previous Series B Preferred Offering during the nine months ended September 30, 2019. The selling commissions, dealer manager fees, discounts and reimbursements for offering costs were recorded as a reduction to the proceeds of the offering.

Notes and Interest Receivable

The Company provides mezzanine loans, in some cases, to related parties in conjunction with the developments of multifamily communities.  Please refer to Notes 6 and 7 and the Company’s Form 10-K for the year ended December 31, 2019 for further information.

Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The Company invests, in some cases, with related parties in various joint ventures in which the Company owns either preferred or common interests.  Please refer to Note 7 and the Company’s Form 10-K for the year ended December 31, 2019 for further information.

Note 13 – Stockholders’ Equity and Redeemable Preferred Stock

Net (Loss) Income Per Common Share

Basic net (loss) income per common share is computed by dividing net (loss) income attributable to common stockholders, less dividends on restricted stock and LTIP Units expected to vest, by the weighted average number of common shares outstanding for the period.  Diluted net (loss) income per common share is computed by dividing net (loss) income attributable to common stockholders by the sum of the weighted average number of common shares outstanding and any potential dilutive shares for the period.  Net (loss) income attributable to common stockholders is computed by adjusting net (loss) income for the non-forfeitable dividends paid on restricted stock and non-vested LTIP Units.

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

The following table reconciles the components of basic and diluted net (loss) income per common share (amounts in thousands, except share and per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net (loss) income attributable to common stockholders	$(17,058)	$17,160	$(18,461)	$(5,924)
Dividends on restricted stock and LTIP Units expected to vest	(342)	(250)	(1,008)	(735)
Basic net (loss) income attributable to common stockholders	$(17,400)	$16,910	$(19,469)	$(6,659)

Weighted average common shares outstanding (1)	24,566,196	22,320,710	24,321,282	22,622,040
Potential dilutive shares (2)	—	348,478	—	—
Weighted average common shares outstanding and potential dilutive shares (1)	24,566,196	22,669,188	24,321,282	22,622,040

Net (loss) income per common share, basic	$(0.71)	$0.76	$(0.80)	$(0.29)
Net (loss) income per common share, diluted	$(0.71)	$0.75	$(0.80)	$(0.29)

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

(1)	Amounts relate to shares of the Company’s Class A and Class C common stock outstanding.
(2)	For the three and nine months ended September 30, 2020, potential vesting of restricted stock to employees for 67,036 shares and 57,102 shares of Class A common stock, respectively, are excluded from the diluted shares calculation as the effect is antidilutive. For the three months ended September 30, 2019, the following are included in the diluted shares calculation: a) warrants outstanding from issuances in conjunction with the Company's Series B Preferred Stock offerings that are potentially exercisable for 320,037 shares of Class A common stock, and b) potential vesting of restricted stock to employees for 28,441 shares of Class A common stock. For the nine months ended September 30, 2019, the following are excluded from the diluted shares calculation as the effect is antidilutive: a) warrants outstanding from issuances in conjunction with the Company's Series B Preferred Stock offerings that are potentially exercisable for 113,985 shares of Class A common stock, and b) potential vesting of restricted stock to employees for 17,954 shares of Class A common stock.

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

During the nine months ended September 30, 2020, the Company, at the request of holders, redeemed 4,383 Series B Preferred shares through the issuance of 596,179 Class A common shares and redeemed 101 Series B Preferred shares for $0.09 million in cash. In November 2019, the Company began initiating redemptions of Series B Preferred Stock, and during the first quarter 2020, redemptions initiated by the Company resulted in 15,807 shares of Series B Preferred Stock redeemed through the issuance of 1,334,501 Class A common shares. The Company has not initiated redemptions of its Series B Preferred Stock after the first quarter 2020.

As of September 30, 2020, the Company had 536,127 outstanding warrants from the Series B Preferred Offering. The Warrants are exercisable by the holder at an exercise price of 120% of the market price per share of Class A Common Stock on the date of issuance of such Warrant, with a minimum exercise price of $10.00 per share. The market price per share of our Class A common stock was determined using the volume weighted average price per share of our Class A common stock for the 20 trading days prior to the date of issuance of such Warrant, subject to the minimum exercise price of $10.00 per share (subject to adjustment). One Warrant is exercisable by the holder to purchase 20 shares of Class A common stock. The warrants are exercisable one year following the date of issuance and expire four years following the date of issuance. As of September 30, 2020, a total of 3,748 Warrants had been exercised into 48,663 shares of Class A Common stock. The outstanding Warrants have exercise prices ranging from $10.00 to $15.99 per share.

Series T Redeemable Preferred Stock Offering

During the nine months ended September 30, 2020, the Company issued 6,657,190 shares of Series T Preferred Stock under a continuous registered offering with net proceeds of approximately $149.8 million after commissions, dealer manager fees and discounts of approximately $16.6 million.  During the life of the Series T Preferred Stock Offering, the Company has issued a total of 6,674,590 shares of Series T Preferred Stock for net proceeds of approximately $150.2 million after commissions, dealer manager fees and discounts.  During the nine months ended September 30, 2020, the Company, at the request of holders, redeemed 3,112 Series T Preferred shares through the issuance of 12,633 Class A common shares and redeemed 20 Series T Preferred shares in cash.

The Company has a dividend reinvestment plan that allows for participating stockholders to have their Series T Preferred Stock dividend distributions automatically reinvested in additional shares of Series T Preferred Stock at a price of $25.00 per share. The Company plans to issue shares of Series T Preferred Stock to cover shares required for investment.

At-the-Market Offerings

In September 2019, the Company and its Operating Partnership entered into an At Market Issuance Sales Agreement with respect to the offering and sale of up to $100,000,000 in shares of Class A common stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE American, or on any other existing trading market for Class A common stock or through a market maker (the “Class A Common Stock ATM Offering”). During the first quarter 2020, the Company issued 166,873 shares through the Class A Common Stock ATM Offering at a weighted average price of $12.10 per share with net proceeds of $2.0 million. The Company has not issued any shares through the Class A Common Stock ATM Offering after the first quarter 2020. During the life of the Class A Common Stock ATM Offering, the Company has issued a total of 621,110 shares at a weighted average price of $12.01 per share with net proceeds of $7.3 million.

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

During the third quarter 2020, the Company repurchased 103,574 shares of Class A common stock under the repurchase plans. During the nine months ended September 30, 2020, the Company repurchased shares under the repurchase plans as follows: 1,131,867 shares of Class A common stock, 163,068 shares of Series A Preferred Stock, 27,905 shares of Series C Preferred Stock and 76,264 shares of Series D Preferred Stock for a total purchase price of approximately $18.5 million. During the life of the repurchase plans, the total purchase price of shares repurchased by the Company is approximately $19.1 million, and as of September 30, 2020, the value of shares that may yet be purchased under the repurchase plans is $30.9 million.

Partial Redemption of 8.250% Series A Cumulative Redeemable Preferred Stock

On September 21, 2020, the Company issued a notice of partial redemption to announce its election to redeem, in cash, 1,393,294 shares of its Series A Preferred Stock on October 21, 2020 at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, and including, the date of redemption. The Company had previously announced that it would pay a cash dividend on the Series A Preferred Stock on October 5, 2020 for the period from July 1, 2020 to September 30, 2020 to each holder of record on September 25, 2020, which dividend payment will be separate and distinct from the payment of the total redemption price. As the notice of partial redemption created an unconditional obligation of the Company to redeem the 1,393,294 shares of Series A Preferred Stock, these shares became mandatorily redeemable and required reclassification from mezzanine equity to a liability on the Company's consolidated balance sheet as of September 30, 2020.

Operating Partnership and Long-Term Incentive Plan Units

As of September 30, 2020, limited partners other than the Company owned approximately 29.45% of the common units of the Operating Partnership (6,314,754 OP Units, or 18.06%, is held by OP Unit holders, and 3,983,578 LTIP Units, or 11.39%, is held by LTIP Unit holders, including 5.60% which are not vested at September 30, 2020).  Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash.  LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock, or, at the Company’s election, cash.

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

On May 22, 2020 and August 11, 2020, the Company granted an aggregate of 27,111 LTIP Units and 21,889 LTIP Units, respectively, to two executive officers under the Incentive Plans in lieu of cash payment of an agreed upon portion of each such executive officer’s base salary, with the remaining portion payable in cash, for the second and third quarter 2020, respectively. Such LTIP Units will vest on the first anniversary of the date of grant.

On September 8, 2020, the Company's stockholders approved the amendment and restatement of each of the Third Amended 2014 Individuals Plan (the "Fourth Amended 2014 Individuals Plan") and the Third Amended 2014 Entities Plan (the "Fourth Amended 2014 Entities Plan", and together with the Fourth Amended 2014 Individuals Plan, the "Fourth Amended 2014 Incentive Plans"). The Fourth Amended 2014 Incentive Plans allow for the issuance of up to 3,000,000 additional shares of Class A common stock, and thus provide for the issuance of an aggregate of up to 6,800,000 shares of Class A common stock. The Fourth Amended 2014 Incentive Plans provide for the grant of options to purchase shares of the Company's common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards.

The Company recognizes compensation expense ratably over the requisite service periods for time-based LTIP Units based on the fair value at the date of grant; thus, the Company recognized compensation expense of approximately $1.0 million and $0.9 million, and $2.9 million and $2.7 million, during the three and nine months ended September 30, 2020 and 2019, respectively.  The Company recognizes compensation expense based on the fair value at the date of grant and the probability of achievement of performance criteria over the performance period for performance-based LTIP Units; thus, the Company recognized approximately $0.8 million and $0.4 million, and $2.1 million and $1.2 million, during the three and nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020, there was $8.8 million of total unrecognized compensation cost related to unvested LTIP Units granted under the Incentive Plans. The remaining cost is expected to be recognized over a period of 2.0 years.

Restricted Stock Grants

On April 1, 2019 and 2020, the Company provided restricted stock grants (“RSGs”) to employees under the Incentive Plans. Such RSGs will vest in three equal installments on each anniversary of the date of grant. In 2019, the RSGs were comprised of 90,694 shares of Class A common stock with a fair value of $10.65 per RSG and a total fair value of $1.0 million. In 2020, the RSGs were comprised of 89,054 shares of Class A common stock with a fair value of $4.80 per RSG and a total fair value of $0.4 million. The Company recognized compensation expense of approximately $0.1 million and $0.1 million, and $0.3 million and $0.2 million, during the three and nine months ended September 30, 2020 and 2019, respectively. The remaining compensation expense of $0.6 million is expected to be recognized over the remaining 2.1 years.

On April 15, 2020, the Company granted an aggregate of 25,174 shares of Class A common stock to two executive officers in lieu of cash payment of an agreed upon portion of each such executive officer’s base salary, with the remaining portion having been paid in cash, for the period from January 1, 2020 through March 31, 2020. Such shares of Class A common stock will vest on the first anniversary of the date of grant.

Distributions

	Payable to stockholders
Declaration Date	of record as of	Amount	Date Paid or Payable
Class A Common Stock
December 6, 2019	December 24, 2019	$0.162500	January 3, 2020
March 13, 2020	March 25, 2020	$0.162500	April 3, 2020
May 9, 2020	June 25, 2020	$0.162500	July 2, 2020
September 11, 2020	September 25, 2020	$0.162500	October 5, 2020
Class C Common Stock
December 6, 2019	December 24, 2019	$0.162500	January 3, 2020
March 13, 2020	March 25, 2020	$0.162500	April 3, 2020
May 9, 2020	June 25, 2020	$0.162500	July 2, 2020
September 11, 2020	September 25, 2020	$0.162500	October 5, 2020
Series A Preferred Stock
December 6, 2019	December 24, 2019	$0.515625	January 3, 2020
March 13, 2020	March 25, 2020	$0.515625	April 3, 2020
May 9, 2020	June 25, 2020	$0.515625	July 2, 2020
September 11, 2020	September 25, 2020	$0.515625	October 5, 2020
Series B Preferred Stock
October 31, 2019	December 24, 2019	$5.00	January 3, 2020
January 13, 2020	January 24, 2020	$5.00	February 5, 2020
January 13, 2020	February 25, 2020	$5.00	March 5, 2020
January 13, 2020	March 25, 2020	$5.00	April 3, 2020
April 14, 2020	April 24, 2020	$5.00	May 5, 2020
May 9, 2020	May 22, 2020	$5.00	June 5, 2020
May 9, 2020	June 25, 2020	$5.00	July 2, 2020
July 10, 2020	July 24, 2020	$5.00	August 5, 2020
July 10, 2020	August 25, 2020	$5.00	September 4, 2020
July 10, 2020	September 25, 2020	$5.00	October 5, 2020
Series C Preferred Stock
December 6, 2019	December 24, 2019	$0.4765625	January 3, 2020
March 13, 2020	March 25, 2020	$0.4765625	April 3, 2020
May 9, 2020	June 25, 2020	$0.4765625	July 2, 2020
September 11, 2020	September 25, 2020	$0.4765625	October 5, 2020
Series D Preferred Stock
December 6, 2019	December 24, 2019	$0.4453125	January 3, 2020
March 13, 2020	March 25, 2020	$0.4453125	April 3, 2020
May 9, 2020	June 25, 2020	$0.4453125	July 2, 2020
September 11, 2020	September 25, 2020	$0.4453125	October 5, 2020
Series T Preferred Stock (1)
December 20, 2019	December 24, 2019	$0.128125	January 3, 2020
January 13, 2020	January 24, 2020	$0.128125	February 5, 2020
January 13, 2020	February 25, 2020	$0.128125	March 5, 2020
January 13, 2020	March 25, 2020	$0.128125	April 3, 2020
April 14, 2020	April 24, 2020	$0.128125	May 5, 2020
May 9, 2020	May 22, 2020	$0.128125	June 5, 2020
May 9, 2020	June 25, 2020	$0.128125	July 2, 2020
July 10, 2020	July 24, 2020	$0.128125	August 5, 2020
July 10, 2020	August 25, 2020	$0.128125	September 4, 2020
July 10, 2020	September 25, 2020	$0.128125	October 5, 2020

(1)	Shares of newly issued Series T Preferred Stock that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series T Preferred Stock was outstanding.

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

Distributions declared and paid for the nine months ended September 30, 2020 were as follows (amounts in thousands):

	Distributions
2020	Declared	Paid
First Quarter
Class A Common Stock	$3,901	$3,816
Class C Common Stock	12	12
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	7,848	7,867
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,269
Series T Preferred Stock	373	130
OP Units	1,037	1,037
LTIP Units	554	347
Total first quarter 2020	$19,051	$18,535
Second Quarter
Class A Common Stock	$3,995	$3,902
Class C Common Stock	12	12
Series A Preferred Stock	2,880	2,950
Series B Preferred Stock	7,766	7,779
Series C Preferred Stock	1,103	1,107
Series D Preferred Stock	1,245	1,269
Series T Preferred Stock	1,243	1,000
OP Units	1,026	1,038
LTIP Units	635	407
Total second quarter 2020	$19,905	$19,464
Third Quarter
Class A Common Stock	$4,012	$3,994
Class C Common Stock	12	12
Series A Preferred Stock	2,866	2,880
Series B Preferred Stock	7,745	7,751
Series C Preferred Stock	1,094	1,102
Series D Preferred Stock	1,236	1,245
Series T Preferred Stock	2,062	1,738
OP Units	1,026	1,027
LTIP Units	649	487
Total third quarter 2020	$20,702	$20,236
Total	$59,658	$58,235

Note 14 – Commitments and Contingencies

On March 4, 2020, the Company acquired land for $3.1 million and simultaneously structured and entered into a ground lease (the “Zoey Ground Lease”) as part of the ground lease tenant’s development of a multi-family property in Austin, Texas. The Company committed to provide the ground lease tenant a $20.4 million leasehold improvement allowance with funding subject to certain conditions. As of September 30, 2020, the project is under development and $3.6 million of the leasehold improvement allowance had been funded.

The Company is subject to various legal actions and claims arising in the ordinary course of business. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations or liquidity of the Company.

Note 15 – Subsequent Events

Declaration of Dividends

	Payable to stockholders
Declaration Date	of record as of	Amount	Paid / Payable Date
Series B Preferred Stock
October 9, 2020	October 23, 2020	$5.00	November 5, 2020
October 9, 2020	November 25, 2020	$5.00	December 4, 2020
October 9, 2020	December 24, 2020	$5.00	January 5, 2021
Series T Preferred Stock (1)
October 9, 2020	October 23, 2020	$0.128125	November 5, 2020
October 9, 2020	November 25, 2020	$0.128125	December 4, 2020
October 9, 2020	December 24, 2020	$0.128125	January 5, 2021

(1)	Shares of newly issued Series T Preferred Stock that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series T Preferred Stock was outstanding.

Distributions Paid

The following distributions were declared and/or paid to the Company’s stockholders, as well as holders of OP and LTIP Units, subsequent to September 30, 2020 (amounts in thousands):

				Distributions	Total
Shares	Declaration Date	Record Date	Date Paid	per Share	Distribution
Class A Common Stock	September 11, 2020	September 25, 2020	October 5, 2020	$0.162500	$4,012
Class C Common Stock	September 11, 2020	September 25, 2020	October 5, 2020	0.162500	12
Series A Preferred Stock	September 11, 2020	September 25, 2020	October 5, 2020	0.515625	2,866
Series B Preferred Stock	July 10, 2020	September 25, 2020	October 5, 2020	5.000000	2,581
Series C Preferred Stock	September 11, 2020	September 25, 2020	October 5, 2020	0.4765625	1,094
Series D Preferred Stock	September 11, 2020	September 25, 2020	October 5, 2020	0.4453125	1,236
Series T Preferred Stock	July 10, 2020	September 25, 2020	October 5, 2020	0.128125	810
OP Units	September 11, 2020	September 25, 2020	October 5, 2020	0.162500	1,026
LTIP Units	September 11, 2020	September 25, 2020	October 5, 2020	0.162500	500

Series B Preferred Stock	October 9, 2020	October 23, 2020	November 5, 2020	5.000000	2,577
Series T Preferred Stock	October 9, 2020	October 23, 2020	November 5, 2020	0.128125	930
Total					$17,644

Water's Edge Interests

On October 1, 2020, the Company made a $3.3 million preferred equity investment in the Strategic JV with an unaffiliated party for Water's Edge, a stabilized property located in Pensacola, Florida and the seventh property in the Strategic Portfolio. The Company will earn a 7.5% current return and a 3.0% accrued return for a total preferred return of 10.5%. The Strategic JV is required to redeem the Company's preferred membership interest plus any accrued but unpaid preferred return on the earlier date which is: (i) the sale of the property, (ii) the refinancing of the loan related to the property, or (iii) the maturity date of the property loan.

Partial Redemption of 8.250% Series A Cumulative Redeemable Preferred Stock

On October 21, 2020, the Company redeemed 1,393,294 shares of its Series A Preferred Stock, representing approximately 25% of the total outstanding shares of Series A Preferred Stock. The shares were redeemed at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, and including, the date of redemption in an amount equal to $0.120313 per share, for a total payment of $25.120313 per share, in cash.

Sale of Cade Boca Raton

On October 26, 2020, the Company closed on the sale of Cade Boca Raton, located in Boca Raton, Florida. The property was sold for approximately $37.8 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the property in the amount of $23.5 million, the payment of early extinguishment of debt costs of $0.2 million and payment of closing costs and fees of $0.6 million, the sale of the property generated net proceeds of approximately $13.0 million, of which the Company’s pro rata share of the proceeds was approximately $10.2 million.

Stock Repurchase Plans

On October 29, 2020, the Board authorized new stock repurchase plans for the repurchase, from time to time, of up to an aggregate of  $75 million in shares of the Company’s Class A common stock, Series A Preferred Stock, Series C Preferred Stock and/or Series D Preferred Stock to be conducted in accordance with the Rules 10b5-1 and 10b-18 of the Exchange Act. The repurchase plans will become effective upon the occurrence of, and will terminate upon the earliest to occur of, certain specified events as set forth therein. The extent to which the Company repurchases shares of its Class A common stock, Series A Preferred Stock, Series C Preferred Stock, and/or Series D Preferred Stock under the repurchase plans, and the timing of any such purchases, depends on a variety of factors including general business and market conditions and other corporate considerations. Repurchases under the repurchase plans may be made in the open market or through privately negotiated transactions, subject to certain price limitations and other conditions established thereunder. Open market repurchases will be structured to occur within the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act.

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

As of September 30, 2020, our portfolio consisted of investments held in fifty-seven real estate properties, consisting of thirty-five consolidated operating properties and twenty-two properties through preferred equity, mezzanine loan or ground lease investments. Of the property interests held through preferred equity, mezzanine loan or ground lease investments, five are under development, three are in lease-up and fourteen properties are stabilized. The fifty-seven properties contain an aggregate of 17,216 units, comprised of 11,844 consolidated operating units and 5,372 units through preferred equity, mezzanine loan or ground lease investments. As of September 30, 2020, our consolidated operating properties were approximately 95.1% occupied.

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

COVID-19

We continue to monitor the impact of the COVID-19 pandemic on all aspects of our business and apartment communities, including how it will impact our tenants and business partners. While we collected 97% of rents from our multifamily properties, including 1% of payment plans, for the three months ended September 30, 2020, going forward we cannot predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 across the globe, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19 have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Certain states and cities, including where we own communities, have developments and where our Company has places of business located, have also reacted by instituting quarantines, restrictions on travel, “stay-at-home” orders, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. We cannot predict if additional states and cities will implement similar restrictions or when restrictions currently in place will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which our tenants are employed. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. We also are unable to predict the impact that COVID-19 will have on our tenants, business partners within our network, and our service providers; and therefore, any material effect on these parties could adversely impact us.

As of September 30, 2020, we collected 97% of rents from our multifamily properties, including payment plans of 1%, for the three months ended September 30, 2020. As of October 31, 2020, we collected 97% of October rents from our multifamily properties, including payment plans of 0.5%. We provided rent deferral payment plans as a result of hardships these tenants are experiencing due to the impact of COVID-19. Although we expect to continue to receive tenant requests for rent deferrals in the coming months, we do not expect to waive our contractual rights under our lease agreements. Further, while occupancy remains strong at 95.1% and 95.4% as of September 30, 2020 and October 31, 2020, respectively, and we have received full interest payments and preferred returns from our mezzanine loan and preferred investments as of September 30, 2020, in future periods, we may experience reduced levels of tenant retention, reduced foot traffic and lease applications from prospective tenants, and reduced or interrupted payments on our mezzanine loan and preferred investments as a result of the impact of COVID-19.

The impact of the COVID-19 pandemic on our rental revenue for the fourth quarter 2020 and thereafter cannot be determined at present. The situation surrounding the COVID-19 pandemic remains uncertain, and we are actively managing our response in collaboration with business partners in our network and service providers and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.” While we expect COVID-19 to adversely impact our tenants in the short term, we believe the knowledge economy renter by choice targeted by our Class A affordable rent strategy should be less impacted by COVID-19 related job loss, which should provide a downside buffer in the interim and allow us to reaccelerate rent growth more quickly once more economic certainty exists around the COVID-19 pandemic.

Since the beginning of the COVID-19 pandemic, we have taken actions to prioritize the health and well-being of our tenants and our employees, while maintaining our high standard of service. As of November 3, 2020, all our properties are open and are complying with federal, state and local government orders. In keeping with such orders, we have implemented, and will continue to implement, operational changes, including the adoption of social distancing practices, additional use of PPE equipment and a virtual leasing/virtual office philosophy. Our property offices are now open to the public and to residents by appointment and with strict social distancing protocols in place. Work orders are now being completed, also with strict safety protocols in place including PPE equipment and a safety questionnaire of each resident at time of request. Generally, the outdoor amenity areas at our communities, including pools, pet parks, and outdoor social areas, have re-opened with strict social distancing protocols, limited capacity and cleaning protocols implemented. Our properties continue the cleaning protocols for the sanitization of all community common areas (including handrails, doors and elevators).

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

Other Significant Developments

During the nine months ended September 30, 2020, we acquired three operating multifamily properties in which we have full or majority ownership, representing an aggregate of 930 units, for an aggregate purchase price of $172.6 million. These properties are located in Phoenix, Arizona, Cumming, Georgia and Austin, Texas. We also purchased a parcel of land in Austin, Texas and simultaneously entered into a ground lease with an unaffiliated ground lease tenant and have funded $3.6 million of the leasehold improvement allowance.

We increased our investment in the Strategic Portfolio joint venture through increased preferred equity investments of approximately $11.9 million representing an aggregate of 736 units. These properties are located in Savannah, Georgia, Pensacola, Florida and Jacksonville, Florida. We also increased our preferred equity investments in Alexan CityCentre, Alexan Southside Place, Riverside Apartments, The Conley (formerly North Creek Apartments) and Wayford at Concord (formerly Wayforth at Concord) by approximately $6.4 million.

We entered into mezzanine loan agreements with Reunion Apartments and Avondale Hills, located in Orlando, Florida and Decatur, Georgia, respectively, and have provided loan funding of $1.9 million. We received loan repayments of $29.0 million from and re-lent $10.0 million to Motif and The Park at Chapel Hill. We entered into an amended and restated loan agreement with The Park at Chapel Hill and provided $20.5 million of loan funding under the restated agreement. We also provided increased loan funding to Arlo, Domain at The One Forty, Novel Perimeter and Vickers Historic Roswell of approximately $5.5 million.

We sold four operating properties and, together with an unaffiliated joint venture partner, sold an asset underlying an unconsolidated joint venture for an aggregate sale price of approximately $272.4 million.

Acquisition of Real Estate

			Ownership	Purchase
Property	Location	Date	Interest	Price	Mortgage
Avenue 25	Phoenix, AZ	January 23, 2020	100%	$55,600	$36,566	(1)
Falls at Forsyth	Cumming, GA	March 6, 2020	100%	82,500	—	(2)
Chevy Chase	Austin, TX	August 11, 2020	92%	34,500	24,400

(1)	Mortgage balance includes a $29.7 million loan assumption and a $6.9 million supplemental loan secured by the Avenue 25 property.
(2)	We funded $79.9 million of the purchase price with proceeds from our Amended Senior Credit Facility secured by the Falls at Forsyth property. Refer to Note 8 “Revolving Credit Facilities” of our consolidated financial statements for further information about our Amended Secured Credit Facility.

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

Zoey Ground Lease

On March 4, 2020, we acquired land for $3.1 million and simultaneously structured and entered into a ground lease (the “Zoey Ground Lease”) as part of the ground lease tenant’s development of a multi-family property in Austin, Texas. We committed to provide the ground lease tenant a $20.4 million leasehold improvement allowance with funding subject to certain conditions. As of September 30, 2020, the project is under development and $3.6 million of the leasehold improvement allowance had been funded.

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

Motif Mezzanine Financing

On March 31, 2020, we received a paydown of $8.0 million on the Motif Mezz Loan (formerly, the “Flagler Mezz Loan”), reducing the outstanding principal balance to $66.6 million. On May 8, 2020, at the borrower’s request, we amended the Motif Mezz Loan agreement to re-lend the $8.0 million to the Motif Mezz Loan borrower. We funded the full $8.0 million to the Motif Mezz Loan borrower, increasing the outstanding Motif Mezz Loan principal balance to $74.6 million as of September 30, 2020.

The Park at Chapel Hill Mezzanine Financing

On March 31, 2020, we received a paydown of $21.0 million on the Chapel Hill Mezz Loan, reducing the outstanding principal balance to $8.5 million. On May 9, 2020, at the borrower’s request, we amended the Chapel Hill Mezz Loan agreement to permit the Chapel Hill Mezz Loan borrower to re-borrow $2.0 million. We funded the full $2.0 million to the Chapel Hill Mezz Loan borrower, increasing the outstanding Chapel Hill Mezz Loan principal balance to $10.5 million. On August 18, 2020, we entered into an amended and restated mezzanine loan agreement (the "Amended Chapel Hill Mezz Loan") with the Chapel Hill Mezz Loan borrower to provide a loan in the maximum amount of $31.0 million, including all previously advanced amounts outstanding. As of September 30, 2020 , all amounts had been funded under the Amended Chapel Hill Mezz Loan.

Sale of Ashton Reserve

On April 14, 2020, we closed on the sale of the Ashton Reserve properties located in Charlotte, North Carolina for approximately $84.6 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the properties in the amount of $45.4 million, the payment of early extinguishment of debt costs of $7.1 million and payment of closing costs and fees of $0.8 million, the sale of the properties generated net proceeds of approximately $31.2 million and a gain on sale of approximately $26.5 million.

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

Reunion Apartments Mezzanine Financing

On July 1, 2020, we entered into an agreement to provide a mezzanine loan in an amount up to $10.0 million, of which $1.9 million had been funded as of September 30, 2020, to an unaffiliated third party which is developing a 280-unit Class A apartment community located in Orlando, Florida known as Reunion Apartments.

Avondale Hills Mezzanine Financing

On September 30, 2020, we entered into an agreement to provide a mezzanine loan in an amount up to $11.7 million, none of which had been funded as of September 30, 2020, to an unaffiliated third party which is developing a 240-unit Class A apartment community located in Decatur, Georgia known as Avondale Hills.

Series T Preferred Stock Continuous Offering

We issued 6,657,190 shares of Series T Preferred Stock under a continuous registered offering with net proceeds of approximately $149.8 million after commissions, dealer manager fees and discounts of approximately $16.6 million during the nine months ended September 30, 2020.

Notice of Partial Redemption of Series A Preferred Stock

On September 21, 2020, we issued a notice of partial redemption to announce our election to redeem 1,393,294 shares of Series A Preferred Stock on October 21, 2020. The Series A Preferred Stock was redeemed for $25.00 per share, plus accrued and unpaid dividends up to, and including, the date of redemption in an amount equal to $0.120313 per share, for a total payment of $25.120313 per share, in cash.

Our total stockholders’ equity decreased $20.9 million from $127.5 million as of December 31, 2019 to $106.6 million as of September 30, 2020.  The decrease in our total stockholders’ equity is primarily attributable to dividends declared of $54.7 million, repurchase of Class A common stock of $12.4 million and preferred stock accretion of $11.5 million, offset by the issuance of Class A common stock for redemptions of Series B Preferred shares of $20.2 million and net income of $36.3 million during the nine months ended September 30, 2020.

Results of Operations

The following is a summary of our stabilized consolidated operating real estate investments as of September 30, 2020:

			Date Built	Ownership	Average
Multifamily Community Name	Location	Number of units	/Renovated (1)	Interest	Rent (2)		% Occupied(3)
ARIUM Glenridge	Atlanta, GA	480	1990	90%	$1,283		93.1%
ARIUM Grandewood	Orlando, FL	306	2005	100%	1,411		95.4%
ARIUM Hunter’s Creek	Orlando, FL	532	1999	100%	1,426		92.7%
ARIUM Metrowest	Orlando, FL	510	2001	100%	1,437		93.7%
ARIUM Westside	Atlanta, GA	336	2008	90%	1,485		92.9%
Ashford Belmar	Lakewood, CO	512	1988/1993	85%	1,670		94.5%
Avenue 25	Phoenix, AZ	254	2013	100%	1,222		94.5%
Cade Boca Raton	Boca Raton, FL	90	2019	81%	2,710		90.0%
Chattahoochee Ridge	Atlanta, GA	358	1996	90%	1,363		96.4%
Chevy Chase	Austin, TX	320	1971	92%	928		98.8%
Citrus Tower	Orlando, FL	336	2006	97%	1,363		96.7%
Denim	Scottsdale, AZ	645	1979	100%	1,229		95.2%
Element	Las Vegas, NV	200	1995	100%	1,265		97.5%
Falls at Forsyth	Cumming, GA	356	2019	100%	1,339		96.3%
Gulfshore Apartment Homes	Naples, FL	368	2016	100%	1,295		92.9%
James on South First	Austin, TX	250	2016	90%	1,324		95.2%
Marquis at The Cascades	Tyler, TX	582	2009	90%	1,203		95.5%
Navigator Villas	Pasco, WA	176	2013	90%	1,115		94.9%
Outlook at Greystone	Birmingham, AL	300	2007	100%	1,060		96.0%
Park & Kingston	Charlotte, NC	168	2015	100%	1,313		94.0%
Pine Lakes Preserve	Port St. Lucie, FL	320	2003	100%	1,359		95.9%
Plantation Park	Lake Jackson, TX	238	2016	80%	1,291		92.0%
Providence Trail	Mount Juliet, TN	334	2007	100%	1,257		94.6%
Roswell City Walk	Roswell, GA	320	2015	98%	1,558		96.6%
Sands Parc	Daytona Beach, FL	264	2017	100%	1,337		96.2%
The Brodie	Austin, TX	324	2001	100%	1,333		94.8%
The District at Scottsdale	Scottsdale, AZ	332	2018	100%	1,545		89.8%
The Links at Plum Creek	Castle Rock, CO	264	2000	88%	1,443		96.6%
The Mills	Greenville, SC	304	2013	100%	1,050		96.4%
The Preserve at Henderson Beach	Destin, FL	340	2009	100%	1,473		96.5%
The Reserve at Palmer Ranch	Sarasota, FL	320	2016	100%	1,341		94.4%
The Sanctuary	Las Vegas, NV	320	1988	100%	1,087		94.4%
Veranda at Centerfield	Houston, TX	400	1999	93%	1,005		97.8%
Villages of Cypress Creek	Houston, TX	384	2001	80%	1,169		94.3%
Wesley Village	Charlotte, NC	301	2010	100%	1,365		94.7%
Total/Average		11,844			$1,319	(4)	95.1%	(4)

(1)Represents date of last significant renovation or year built if there were no renovations.
(2)	Represents the average effective monthly rent per occupied unit for the three months ended September 30, 2020. Total concessions for the three months ended September 30, 2020 amounted to approximately $0.4 million.
(3)Percent occupied is calculated as (i) the number of units occupied as of September 30, 2020 divided by (ii) total number of units, expressed as a percentage.
(4)Excludes The District at Scottsdale which is in lease-up.

The following is a summary of our preferred equity, mezzanine loan and ground lease investments as of September 30, 2020:

			Total Actual/		Actual/
			Estimated		Estimated		Actual/	Pro
			Construction		Construction	Actual/ Estimated	Estimated	Forma
		Actual/ Planned	Cost	Cost to Date	Cost Per	Initial	Construction	Average
Multifamily Community Name	Location	Number of Units	(in millions)	(in millions)	Unit	Occupancy	Completion	Rent (1)
Lease-up Investments
Motif	Fort Lauderdale, FL	385	$135.4	$132.9	$351,688	1Q20	2Q20	$2,352
The Conley, formerly North Creek Apartments	Leander, TX	259	44.0	36.1	169,884	2Q20	4Q20	1,358
Wayford at Concord, formerly Wayforth at Concord	Concord, NC	150	33.5	26.4	223,333	1Q20	3Q21	1,707
Total lease-up units		794

Development Investments
Riverside Apartments	Austin, TX	222	37.9	24.3	170,721	1Q21	2Q21	1,408
Zoey	Austin, TX	307	59.5	17.2	193,811	1Q22	2Q22	1,762
Reunion Apartments	Orlando, FL	280	47.6	9.0	170,000	1Q22	3Q22	1,366
The Park at Chapel Hill	Chapel Hill, NC	414	99.2	20.1	239,614	3Q21	4Q22	1,599
Avondale Hills	Decatur, GA	240	50.7	8.6	211,250	1Q23	1Q23	1,538
Total development units		1,463

Multifamily Community Name	Location	Number of Units						Average Rent (1)
Operating Investments (2)
Alexan CityCentre	Houston, TX	340						1,648
Alexan Southside Place	Houston, TX	270						1,641
Arlo	Charlotte, NC	286						1,507
Belmont Crossing	Smyrna, GA	192						814
Domain at The One Forty	Garland, TX	299						1,321
Georgetown Crossing	Savannah, GA	168						988
Mira Vista	Austin, TX	200						1,060
Novel Perimeter	Atlanta, GA	320						1,749
Park on the Square	Pensacola, FL	240						1,099
Sierra Terrace	Atlanta, GA	135						1,225
Sierra Village	Atlanta, GA	154						1,178
The Commons	Jacksonville, FL	328						879
Thornton Flats	Austin, TX	104						1,527
Vickers Historic Roswell	Roswell, GA	79						3,176
Total operating units		3,115
Total		5,372						$1,488

(1)	For lease-up and development investments, represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization. For operating investments, represents the average effective monthly rent per occupied unit.
(2)	Stabilized operating properties in which we have a preferred equity investment or equity interest. See Note 7 “Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures” in our consolidated financial statements for further information.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenue

Rental and other property revenues increased $1.3 million, or 3%, to $48.7 million for the three months ended September 30, 2020 as compared to $47.4 million for the same prior year period. This increase was due to a $8.3 million increase from the acquisition of three properties in 2020 and the full period impact of six properties acquired in 2019 and a $0.2 million increase from same store properties, partially offset by a $7.2 million decrease from the sale of three properties in 2020 and the full period impact of six properties sold in 2019.

Interest income from mezzanine loan and ground lease investments decreased $0.2 million, or 3%, to $5.9 million for the three months ended September 30, 2020 as compared to $6.1 million for the same prior year period primarily due to the consolidation of Cade Boca Raton and a decreased interest rate at Domain at The One Forty, partially offset by increases in the average balance of mezzanine loans outstanding.

Expenses

Property operating expenses increased $0.2 million, or 1%, to $19.6 million for the three months ended September 30, 2020 as compared to $19.4 million for the same prior year period. This increase was due to a $3.3 million increase from the acquisition of three properties in 2020 and the full period impact of six properties acquired in 2019 and a $0.5 million increase from same store properties, partially offset by a $3.6 million decrease from the sale of three properties in 2020 and the full period impact of six properties sold in 2019. Property NOI margins increased to 59.8% of total revenues for the three months ended September 30, 2020 from 59.1% in the prior year quarter. Property NOI margins are computed as total rental and other property revenues less property operating expenses, divided by total rental and other property revenues.

Property management fees expense decreased $0.03 million, or 2%, to $1.23 million for the three months ended September 30, 2020 as compared to $1.26 million in the same prior year period. This decrease was due to a $0.22 million decrease from the sale of three properties in 2020 and the full period impact of six properties sold in 2019 and a $0.01 million decrease from same store properties, partially offset by a $0.20 million increase from the acquisition of three properties in 2020 and the full period impact of six properties acquired in 2019.

General and administrative expenses decreased $0.4 million, or 6%, to $5.9 million for the three months ended September 30, 2020 as compared to $6.3 million for the same prior year period.

Acquisition and pursuit costs amounted to $2.2 million for the three months ended September 30, 2020 as compared to $0.2 million for the same prior year period. Acquisition and pursuit costs incurred in the three months ended September 30, 2020 were primarily related to the write-off of pre-acquisition costs from one abandoned deal due to the uncertainty from COVID-19. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Depreciation and amortization expenses were $19.2 million for the three months ended September 30, 2020 as compared to $17.6 million for the same prior year period. This increase was due to a $3.4 million increase from the acquisition of three properties in 2020 and the full period impact of six properties acquired in 2019, partially offset a $1.6 million decrease from the sale of three properties in 2020 and the full impact of six properties sold in 2019 and a $0.2 million decrease from same store properties.

Other Income and Expense

Other income and expense amounted to expense of $10.5 million for the three months ended September 30, 2020 compared to income of $29.4 million for the same prior year period. This was primarily due to a net gain on sale of $48.7 million for the sale of six properties during the three months ended September 30, 2019, partially offset by a $1.1 million net decrease in interest expense during the three months ended September 30, 2020 and a $6.9 million loss on early extinguishment of debt for property sales and mortgage refinances during the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenue

Rental and other property revenues increased $7.1 million, or 5%, to $146.7 million for the nine months ended September 30, 2020 as compared to $139.6 million for the same prior year period. This increase was due to a $31.0 million increase from the acquisition of three properties in 2020 and the full period impact of eight properties acquired in 2019 and a $1.2 million increase from same store properties, partially offset by a $25.1 million decrease from the sale of three properties in 2020 and the full impact of six properties sold in 2019.

Interest income from related parties and ground leases decreased $0.7 million, or 4%, to $17.1 million for the nine months ended September 30, 2020 as compared to $17.9 million for the same prior year period primarily due to the consolidation of Cade Boca Raton and a decreased interest rate at Domain at The One Forty, partially offset by increases in the average balance of mezzanine loans outstanding.

Expenses

Property operating expenses increased $0.6 million, or 1%, to $57.4 million for the nine months ended September 30, 2020 as compared to $56.8 million for the same prior year period. This increase was due to a $11.4 million increase from the acquisition of three properties in 2020 and the full period impact of eight properties acquired in 2019 and a $1.0 million increase from same store properties, partially offset by a $11.8 million decrease from sale of three properties in 2020 and the full impact of six properties sold in 2019. Property NOI margins increased to 60.8% of total revenues for the nine months ended September 30, 2020 from 59.3% in the prior year quarter. Property NOI margins are computed as total rental and other property revenues less property operating expenses, divided by total rental and other property revenues.

Property management fees expense remained relatively flat at $3.7 million for the nine months ended September 30, 2020 as compared to the same prior year period. This was due to a $0.7 million increase from the acquisition of three properties in 2020 and the full period impact of eight properties acquired in 2019, offset by a $0.7 million decrease from the sale of three properties in 2020 and the full impact of six properties sold in 2019.

General and administrative expenses increased $0.7 million, or 4%, to $17.6 million for the nine months ended September 30, 2020 as compared to $16.9 million for the same prior year period.

Acquisition and pursuit costs amounted to $3.9 million for the nine months ended September 30, 2020 as compared to $0.3 million for the same prior year period. Acquisition and pursuit costs incurred in the nine months ended September 30, 2020 were primarily related to the write-off of pre-acquisition costs from abandoned deals due to the uncertainty from COVID-19, of which $3.3 million of the total costs related to two abandoned deals. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Depreciation and amortization expenses were $60.2 million for the nine months ended September 30, 2020 as compared to $51.1 million for the same prior year period. This increase was due to a $17.0 million increase from the acquisition of three properties in 2020 and the full period impact of eight properties acquired in 2019 and a $0.2 million increase from same store properties, offset by a $8.1 million decrease from the sale of three properties in 2020 and the full impact of six properties sold in 2019.

Other Income and Expense

Other income and expense amounted to income of $10.1 million for the nine months ended September 30, 2020 compared to income of $3.7 million for the same prior year period. This was primarily due to a $58.1 million net gain on sale due to the sale of three properties during the nine months ended September 30, 2020, a $3.5 million net decrease in interest expense, and a $6.9 million loss on early extinguishment of debt for property sales and mortgages refinances during the nine months ended September 30, 2019.  This was partially offset by a $48.7 million net gain on sale due to the sale of six properties during the nine months ended September 30, 2019 and a $14.0 million loss on early extinguishment of debt for property sales and mortgage refinances during the nine months ended September 30, 2020.

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

For comparison of our three months ended September 30, 2020 and 2019, the same store properties included properties owned at July 1, 2019. Our same store properties for the three months ended September 30, 2020 and 2019 consisted of 26 properties, representing 8,993 units.

For comparison of our nine months ended September 30, 2020 and 2019, the same store properties included properties owned at January 1, 2019. Our same store properties for the nine months ended September 30, 2020 and 2019 consisted of 24 properties, representing 8,459 units.

The following table presents the same store and non-same store results from operations for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended
	September 30,		Change
	2020	2019	$	%
Property Revenues
Same Store	$37,943	$37,710	$233	0.6%
Non-Same Store	10,723	9,712	1,011	10.4%
Total property revenues	48,666	47,422	1,244	2.6%

Property Expenses
Same Store	15,726	15,204	522	3.4%
Non-Same Store	3,845	4,173	(328)	(7.9)%
Total property expenses	19,571	19,377	194	1.0%

Same Store NOI	22,217	22,506	(289)	(1.3)%
Non-Same Store NOI	6,878	5,539	1,339	24.2%
Total NOI(1)	$29,095	$28,045	$1,050	3.7%

	Nine Months Ended
	September 30,		Change
	2020	2019	$	%
Property Revenues
Same Store	$106,703	$105,529	$1,174	1.1%
Non-Same Store	40,010	34,046	5,964	17.5%
Total property revenues	146,713	139,575	7,138	5.1%

Property Expenses
Same Store	42,714	41,759	955	2.3%
Non-Same Store	14,727	15,088	(361)	(2.4)%
Total property expenses	57,441	56,847	594	1.0%

Same Store NOI	63,989	63,770	219	0.3%
Non-Same Store NOI	25,283	18,958	6,325	33.4%
Total NOI(1)	$89,272	$82,728	$6,544	7.9%

(1)	See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Same store NOI for the three months ended September 30, 2020 decreased 1.3%, or $0.3 million, compared to the 2019 period. Same store property revenues increased 0.6%, or $0.2 million, as compared to the 2019 period, primarily attributable to a 110 basis point increase in occupancy and a 0.4% increase in average rental rates as fourteen of our twenty-six same store properties recognized rental rate increases during the period.  This increase in revenue was partially offset by a $0.2 million increase in bad debt expense and $0.1 million less in ancillary income, such as termination fees and late fees, due to the impact of COVID-19.

Same store expenses for the three months ended September 30, 2020 increased 3.4%, or $0.5 million, compared to the 2019 period. The expense increase was primarily due to non-controllable expenses; insurance expenses increased $0.25 million due to industrywide multifamily price increases and real estate taxes increased $0.25 million from prior year due to municipality tax increases.

Property revenues and property expenses for our non-same store properties increased due to our investment activity: the acquisition of three properties in 2020 and the full period impact of six properties acquired in 2019, partially offset by the sale of three properties in 2020 and the full period impact of six properties sold in 2019.  The results of operations for acquired properties have been included in our consolidated statements of operations from the date of acquisition and the results of operations for disposed properties have been excluded from the consolidated statements of operations since the date of disposition.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Same store NOI for the nine months ended September 30, 2020 increased 0.3%, or $0.2 million, compared to the 2019 period. Same store property revenues increased 1.1% as compared to the 2019 period, primarily attributable to a 60 basis point increase in occupancy and a 1.6% increase in average rental rates as nineteen of our twenty-four same store properties recognized rental rate increases during the period. The increases were partially offset by a $0.75 million increase in bad debt expense and $0.3 million less ancillary income, such as termination fees and late fees, due to the impact of COVID-19.

Same store expenses for the nine months ended September 30, 2020 increased 2.3%, or $0.95 million, compared to the 2019 period. The expense increase was primarily due to non-controllable expenses; real estate taxes increased $0.8 million from prior year due to municipality tax increases, insurance expenses increased $0.55 million due to industrywide multifamily price increases, and payroll increased $0.2 million. The increases were partially offset by a $0.3 million decrease in discretionary seasonal maintenance due to COVID-19, a $0.15 million decrease in utilities, and a $0.1 million decrease in turnover.

Property revenues and property expenses for our non-same store properties increased due to our investment activity: the acquisition of three properties in 2020 and the full period impact of eight properties acquired in 2019, partially offset by the sale of three properties in 2020 and the full period impact of six properties sold in 2019.  The results of operations for acquired properties have been included in our consolidated statements of operations from the date of acquisition and the results of operations for disposed properties have been excluded from the consolidated statements of operations since the date of disposition.

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

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net (loss) income attributable to common stockholders together with a reconciliation to NOI and to same store and non-same store contributions to consolidated NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net (loss) income attributable to common stockholders	$(17,058)	$17,160	$(18,461)	$(5,924)
Add back: Net (loss) income attributable to Operating Partnership Units	(6,270)	6,191	(6,679)	(1,747)
Net (loss) income attributable to common stockholders and unit holders	(23,328)	23,351	(25,140)	(7,671)
Add common stockholders and Operating Partnership Units pro-rata share of:
Depreciation and amortization	18,309	16,755	57,353	48,187
Non-real estate depreciation and amortization	122	157	364	327
Non-cash interest expense	731	787	2,323	2,348
Unrealized loss on derivatives	98	131	67	2,418
Loss on extinguishment of debt and debt modification costs	—	6,864	13,590	6,864
Property management fees	1,173	1,193	3,540	3,511
Acquisition and pursuit costs	2,242	217	3,933	346
Corporate operating expenses	5,817	6,187	17,279	16,716
Weather-related losses, net	—	57	—	305
Preferred dividends	15,003	11,887	42,787	33,291
Preferred stock accretion	4,451	2,717	11,978	6,920
Less common stockholders and Operating Partnership Units pro-rata share of:
Non-recurring income, net	52	—	49	—
Preferred returns on unconsolidated real estate joint ventures	2,935	2,316	8,343	7,097
Interest income from mezzanine loan and ground lease investments	5,923	6,125	17,149	17,874
Gain on sale of real estate investments	—	48,172	55,360	48,172
Gain on sale of non-depreciable real estate investments	—	—	—	679
Pro-rata share of properties’ income	15,708	13,690	47,173	39,740
Add:
Noncontrolling interest pro-rata share of partially owned property income	725	668	2,278	2,086
Total property income	16,433	14,358	49,451	41,826
Add:
Interest expense	12,662	13,687	39,821	40,902
Net operating income	29,095	28,045	89,272	82,728
Less:
Non-same store net operating income	6,878	5,539	25,283	18,958
Same store net operating income	$22,217	$22,506	$63,989	$63,770

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, both short- and long-term. Our primary short-term liquidity requirements historically have related to (a) our operating expenses and other general business needs, (b) distributions to our stockholders, (c) committed investments and capital requirements to fund development and renovations at existing properties, (d) ongoing commitments to repay borrowings, including our credit facilities and our maturing short-term debt, (e) the partial redemption of our Series A Preferred Stock, and (f) Class A common stock, Series A Preferred Stock, Series C Preferred Stock and Series D Preferred Stock repurchases under our stock repurchase plans.

Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our short-term liquidity needs could be affected by various risks and uncertainties, including, but not limited to, the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors” and in the other reports we have filed with the SEC.

We believe we currently have a stable financial condition; as of September 30, 2020, we collected 97% of rents from our multifamily properties, including payment plans of 1%, for the three months ended September 30, 2020. As of October 31, 2020, we collected 97% of October rents from our multifamily properties, including payment plans of 0.5%. We provided rent deferral payment plans as a result of hardships these tenants are experiencing due to the COVID-19 impact. Although we expect to continue to receive tenant requests for rent deferrals in the coming months, we do not expect to waive our contractual rights under our lease agreements. Further, while occupancy remains strong at 95.1% and 95.4% as of September 30, 2020 and October 31, 2020, respectively, in future periods, we may experience reduced levels of tenant retention as well as reduced foot traffic and lease applications from prospective tenants as a result of COVID-19 impact.

Due to the uncertainties presented by COVID-19 discussed above, however, as of October 31, 2020, we have instituted the following actions to increase liquidity:

●sold three properties producing $60.5 million of net proceeds;
●refinanced three loans netting $7.3 million in proceeds while reducing cost of capital by 40 basis points;
●closed on a Fannie Facility advance for $13.8 million in net proceeds;
●continued to raise capital through our Series T Preferred Offering; and
●elected to not proceed on certain potential property acquisitions.

We have approximately $23.4 million of cash and $145.6 million of capacity on our credit facilities as of October 31, 2020. At September 30, 2020, we were in compliance with all covenants under our credit facilities. We continue to communicate with our key lenders and believe access to capacity under our credit facilities will remain available for the uses set forth in their terms.

As we did in 2019 and to date in 2020, we expect to maintain a proactive capital allocation process and selectively sell assets at appropriate cap rates, which would be expected to generate cash sources for both our short-term and long-term liquidity needs. Due to the uncertainty surrounding the COVID-19 impact, we had temporarily suspended interior renovations at several properties as part of assuming a more conservative posture; however, we expect to restart the program at these properties as we gain more visibility on the economic recovery nationally and within our specific markets.

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

Only $2.1 million, or 0.1%, of our mortgage debt is maturing through the remainder of 2020.

We anticipate approximately $80-90 million of investment activity during the fourth quarter of 2020 inclusive of additional investments into our existing preferred and mezzanine loan investments.

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

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. We believe the Amended Senior and Second Amended Junior Credit Facilities, as well as the Fannie Facility, will continue to enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. We expect the combination of these facilities to provide us flexibility by allowing us, among other things, to use borrowings under our Amended Senior and Second Amended Junior Credit Facilities to acquire properties pending placement of permanent mortgage indebtedness, including under the Fannie Facility. In addition to restrictive covenants, these credit facilities contain material financial covenants. At September 30, 2020, we were in compliance with all covenants under our credit facilities. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

We expect to maintain distributions paid to our Series A Preferred Stock, our Series B Preferred Stock, our Series C Preferred Stock, our Series D Preferred Stock and our Series T Preferred Stock in accordance with the terms of those securities which require monthly or quarterly dividends depending on the series. While our policy is generally to pay distributions from cash flow from operations, our distributions through September 30, 2020 have been paid from cash flow from operations, proceeds from our continuous preferred stock offerings, including our Series T Preferred Stock, proceeds from underwritten securities offerings, and sales of assets and may in the future be paid from additional sources, such as from borrowings.

We have notes receivable in conjunction with properties that are in various stages of development, in lease-up and operating. To date, these investments have been structured as mezzanine loans, and in the future, we may also provide mortgage financing to these types of projects. The notes receivable provide a stated return and required repayment based on a fixed maturity date, generally in relation to the property’s construction loan or mortgage loan maturity.  If the property does not repay the notes receivable upon maturity, our income, FFO, CFFO and cash flows could be reduced below the stated returns currently being recognized if the property does not produce sufficient cash flow to pay its operating expenses and debt service, or to refinance its debt obligations. In addition, we have, in certain cases, an option to purchase up to 100% of the common interest which holds an interest in the entity that owns the property. If we were to convert into common ownership, our income, FFO, CFFO and cash flows would be reflective of our pro rata share of the property’s results, which could be a reduction from what our notes receivable currently generate.

We also have preferred membership interests in properties that are in various stages of development, in lease-up and operating. Our preferred equity investments are structured to provide a current preferred return, and in some cases an accrued return, during all phases. Each joint venture in which we own a preferred membership interest is required to redeem our preferred membership interests, plus any accrued but unpaid preferred return, based on a fixed maturity date, generally in relation to the property’s construction loan or mortgage loan maturity. Upon redemption of the preferred membership interests, our income, FFO, CFFO and cash flows could be reduced below the preferred returns currently being recognized. Alternatively, if the joint ventures do not redeem our preferred membership interest when required, our income, FFO, CFFO and cash flows could be reduced if the property does not produce sufficient cash flow to pays its operating expenses, debt service and preferred return obligations. As we evaluate our capital position and capital allocation strategy, we may consider alternative means of financing the loan and preferred equity investment activities at the subsidiary level.

Off-Balance Sheet Arrangements

As of September 30, 2020, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of September 30, 2020, we own interests in thirteen joint ventures that are accounted for under the equity method as we exercise significant influence over, but do not control, the investee.

Cash Flows from Operating Activities

As of September 30, 2020, we owned indirect equity interests in fifty-seven real estate properties, consisting of thirty-five consolidated operating properties and twenty-two through preferred equity, mezzanine loan or ground lease investments. During the nine months ended September 30, 2020, net cash provided by operating activities was $61.9 million after net income of $31.1 million was adjusted for the following:

●distributions and preferred returns from unconsolidated joint ventures of $10.3 million;
●an increase in accounts payable and other accrued liabilities of $12.1 million;
●non-cash items of $17.8 million;
●an increase in due from affiliates of $2.5 million; and
●a decrease in notes and accrued interest receivable of $0.1 million; offset by
●an increase in accounts receivable, prepaids and other assets of $12.0 million.

Cash Flows from Investing Activities

During the nine months ended September 30, 2020, net cash provided by investing activities was $6.1 million, primarily due to the following:

●$194.0 million of proceeds from the sale and redemption of unconsolidated real estate joint ventures; and
●$29.0 million of repayments on notes receivable, partially offset by:
●$144.7 million used in acquiring consolidated real estate investments;
●$56.3 million used in acquiring additional investments in unconsolidated joint ventures and notes receivable;
●$12.3 million used on capital expenditures; and
●$3.7 million used in purchase of interests from noncontrolling interests.

Cash Flows from Financing Activities

During the nine months ended September 30, 2020, net cash provided by financing activities was $7.8 million, primarily due to the following:

●net proceeds of $149.2 million from issuance of units of Series T Preferred Stock;
●net proceeds of $2.0 million from issuance of Class A common stock;
●net proceeds of $0.1 million from exercise of warrants;
●net borrowings of $95.2 million on mortgages payable;
●net proceeds of $276.2 million from borrowings on revolving credit facilities; and
●contributions of $1.0 million from noncontrolling interests;
●partially offset by $294.2 million in repayments on revolving credit facilities;
●$137.3 million of repayments of our mortgages payable;
●$3.3 million increase in deferred financing costs;
●$42.1 million paid in cash distributions to preferred stockholders;
●$11.7 million paid in cash distributions to common stockholders;
●$0.4 million paid for redemption and retirement of Series B Preferred Stock;
●$8.5 million in distributions paid to our noncontrolling interests;
●$12.4 million paid for the repurchase of Class A common stock; and
●$6.1 million paid for the repurchase of Series A, Series C and/or Series D Preferred Stock.

Capital Expenditures

The following table summarizes our total capital expenditures for the nine months ended September 30, 2020 and 2019 (amounts in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Redevelopment/renovations	$6,461	$9,470
Routine capital expenditures	2,962	3,004
Normally recurring capital expenditures	2,262	2,369
Total capital expenditures	$11,685	$14,843

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

CFFO makes certain adjustments to FFO, removing the effect of items that do not reflect ongoing property operations such as acquisition expenses, non-cash interest expense, unrealized gains or losses on derivatives, losses on extinguishment of debt and debt modification costs (includes prepayment penalties incurred and the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt), one-time weather-related costs, gains or losses on sales of non-depreciable real estate property, shareholder activism, stock compensation expense and preferred stock accretion. Commencing January 1, 2020, we did not deduct the accrued portion of the preferred income on our preferred equity investments from FFO to determine CFFO as the income is deemed fully collectible. The accrued portion of the preferred income totaled $0.4 million and $1.2 million for the three and nine months ended September 30, 2020, respectively. We believe that CFFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core recurring property operations. As a result, we believe that CFFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential.

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

Neither FFO nor CFFO is equivalent to net income, including net (loss) income attributable to common stockholders, or cash generated from operating activities determined in accordance with GAAP. Furthermore, FFO and CFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Neither FFO nor CFFO should be considered as an alternative to net income, including net (loss) income attributable to common stockholders, as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

We have acquired six operating properties, made eight investments through mezzanine loans, preferred equity interests or ground lease investments, and sold five operating properties subsequent to September 30, 2019.  The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

The table below presents our calculation of FFO and CFFO for the three and nine months ended September 30, 2020 and 2019 (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net (loss) income attributable to common stockholders	$(17,058)	$17,160	$(18,461)	$(5,924)
Add back: Net (loss) income attributable to Operating Partnership Units	(6,270)	6,191	(6,679)	(1,747)
Net (loss) income attributable to common stockholders and unit holders	(23,328)	23,351	(25,140)	(7,671)
Common stockholders and Operating Partnership Units pro-rata share of:
Real estate depreciation and amortization(1)	18,309	16,755	57,353	48,187
Gain on sale of real estate investments	—	(48,172)	(55,360)	(48,172)
FFO Attributable to Common Stockholders and Unit Holders	(5,019)	(8,066)	(23,147)	(7,656)
Common stockholders and Operating Partnership Units pro-rata share of:
Acquisition and pursuit costs	2,242	217	3,933	346
Non-cash interest expense	731	787	2,323	2,348
Unrealized loss on derivatives	98	131	67	2,418
Loss on extinguishment of debt and debt modification costs	—	6,864	13,590	6,864
Weather-related losses, net	—	57	—	305
Non-real estate depreciation and amortization	122	157	364	327
Gain on sale of non-depreciable real estate investments	—	—	—	(679)
Shareholder activism	—	—	—	393
Non-recurring income, net	(52)	—	(49)	—
Non-cash preferred returns on unconsolidated real estate joint ventures	—	(340)	—	(938)
Non-cash equity compensation	2,850	3,290	8,589	8,109
Preferred stock accretion	4,451	2,717	11,978	6,920
CFFO Attributable to Common Stockholders and Unit Holders	$5,423	$5,814	$17,648	$18,757

Per Share and Unit Information:
FFO Attributable to Common Stockholders and Unit Holders – diluted	$(0.15)	$(0.26)	$(0.70)	$(0.25)
CFFO Attributable to Common Stockholders and Unit Holders – diluted	$0.16	$0.19	$0.53	$0.61

Weighted average common shares and units outstanding –diluted	33,688,877	30,847,869	33,187,360	30,734,110

(1)	The real estate depreciation and amortization amount includes our share of consolidated real estate-related depreciation and amortization of intangibles, less amounts attributable to noncontrolling interests for partially owned properties, and our similar estimated share of unconsolidated depreciation and amortization, which is included in earnings of our unconsolidated real estate joint venture investments.

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

Contractual Obligations

The following table summarizes our contractual obligations as of September 30, 2020 which consisted of mortgage notes secured by our properties. At September 30, 2020, our estimated future required payments on these obligations were as follows (amounts in thousands):

		Remainder of
	Total	2020	2021–2022	2023–2024	Thereafter
Mortgages Payable (Principal)	$1,436,279	$2,094	$102,046	$403,922	$928,217
Estimated Interest Payments on Mortgages Payable and Revolving Credit Facilities	270,060	12,622	96,827	86,610	74,001
Total	$1,706,339	$14,716	$198,873	$490,532	$1,002,218

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

Distributions

	Payable to
	stockholders		Date
Declaration Date	of record as of	Amount	Paid or Payable
Class A Common Stock
December 6, 2019	December 24, 2019	$0.162500	January 3, 2020
March 13, 2020	March 25, 2020	$0.162500	April 3, 2020
May 9, 2020	June 25, 2020	$0.162500	July 2, 2020
September 11, 2020	September 25, 2020	$0.162500	October 5, 2020
Class C Common Stock
December 6, 2019	December 24, 2019	$0.162500	January 3, 2020
March 13, 2020	March 25,2020	$0.162500	April 3, 2020
May 9, 2020	June 25,2020	$0.162500	July 2, 2020
September 11, 2020	September 25, 2020	$0.162500	October 5, 2020
Series A Preferred Stock
December 6, 2019	December 24, 2019	$0.515625	January 3, 2020
March 13, 2020	March 25, 2020	$0.515625	April 3, 2020
May 9, 2020	June 25, 2020	$0.515625	July 2, 2020
September 11, 2020	September 25, 2020	$0.515625	October 5, 2020
Series B Preferred Stock
October 31, 2019	December 24, 2019	$5.00	January 3, 2020
January 13, 2020	January 24, 2020	$5.00	February 5, 2020
January 13, 2020	February 25, 2020	$5.00	March 5, 2020
January 13, 2020	March 25, 2020	$5.00	April 3, 2020
April 14, 2020	April 24, 2020	$5.00	May 5, 2020
May 9, 2020	May 22, 2020	$5.00	June 5, 2020
May 9, 2020	June 25, 2020	$5.00	July 2, 2020
July 10, 2020	July 24, 2020	$5.00	August 5, 2020
July 10, 2020	August 25, 2020	$5.00	September 4, 2020
July 10, 2020	September 25, 2020	$5.00	October 5, 2020
Series C Preferred Stock
December 6, 2019	December 24, 2019	$0.4765625	January 3, 2020
March 13, 2020	March 25, 2020	$0.4765625	April 3, 2020
May 9, 2020	June 25, 2020	$0.4765625	July 2, 2020
September 11, 2020	September 25, 2020	$0.4765625	October 5, 2020
Series D Preferred Stock
December 6, 2019	December 24, 2019	$0.4453125	January 3, 2020
March 13, 2020	March 25, 2020	$0.4453125	April 3, 2020
May 9, 2020	June 25, 2020	$0.4453125	July 2, 2020
September 11, 2020	September 25, 2020	$0.4453125	October 5, 2020
Series T Preferred Stock(1)
December 20, 2019	December 24, 2019	$0.128125	January 3, 2020
January 13, 2020	January 24, 2020	$0.128125	February 5, 2020
January 13, 2020	February 25, 2020	$0.128125	March 5, 2020
January 13, 2020	March 25, 2020	$0.128125	April 3, 2020
April 14, 2020	April 24, 2020	$0.128125	May 5, 2020
May 9, 2020	May 22, 2020	$0.128125	June 5, 2020
May 9, 2020	June 25, 2020	$0.128125	July 2, 2020
July 10, 2020	July 24, 2020	$0.128125	August 5, 2020
July 10, 2020	August 25, 2020	$0.128125	September 4, 2020
July 10, 2020	September 25, 2020	$0.128125	October 5, 2020

(1)	Shares of newly issued Series T Preferred Stock that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series T Preferred Stock was outstanding.

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

Distributions paid were funded from cash provided by operating activities except with respect to an immaterial amount for the nine months ended September 30, 2019 which was funded from sales of real estate, borrowings, and/or proceeds from our equity offerings.

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
Cash provided by operating activities	$61,931	$51,180

Cash distributions to preferred shareholders	$(42,144)	$(32,522)
Cash distributions to common shareholders	(11,748)	(11,203)
Cash distributions to noncontrolling interests, excluding $2.7 million and $2.3 million from sale of real estate investments in 2020 and 2019, respectively	(5,784)	(5,136)
Total distributions	(59,676)	(48,861)

Excess (shortfall)	$2,255	$2,319

Proceeds from sale of real estate investments, net of noncontrolling distributions of $2.7 million and $2.3 million in 2020 and 2019, respectively	$60,520	$95,881
Proceeds from sale and redemption of unconsolidated real estate joint ventures	$35,542	$—

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019 and Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” of our interim Consolidated Financial Statements.

Subsequent Events

Other than the items disclosed in Note 15 “Subsequent Events” to our interim Consolidated Financial Statements for the period ended September 30, 2020, no material events have occurred that required recognition or disclosure in these financial statements. Refer to Note 15 of our interim Consolidated Financial Statements for discussion.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal payments (in thousands) and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes. Fair value adjustments and unamortized deferred financing costs, net, of approximately $(8.7) million are excluded:

	2020	2021	2022	2023	2024	Thereafter	Total

Mortgages Payable (Principal)	$2,094	$86,579	$15,467	$127,745	$276,177	$928,217	$1,436,279
Weighted Average Interest Rate	3.63%	2.06%	3.44%	3.20%	3.43%	3.59%	3.43%

The fair value of mortgages payable is estimated at $1,497.2 million as of September 30, 2020.

The table above incorporates those exposures that exist as of September 30, 2020; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

As of September 30, 2020, we had ten interest rate caps, which are not accounted for as hedges, that we primarily use as part of our interest rate risk management strategy. Our interest rate caps effectively limit our exposure to interest rate risk by providing a ceiling on the underlying floating interest rates of our floating rate debt.

As of September 30, 2020, a 100-basis point increase or decrease in interest rates on the portion of our debt bearing interest at floating rates would result in an increase in interest expense of approximately $908,000 or decrease in interest expense of $908,000, respectively, for the quarter ended September 30, 2020.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of September 30, 2020, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2020, our total indebtedness was approximately $1.4 billion, and we may incur significant additional debt in the future. The Preferred Stock is subordinate to all our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. Our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and as of September 30, 2020, the number of preferred shares outstanding was as follows: 5,558,392 shares of Series A Preferred Stock, 516,100 shares of Series B Preferred Stock, 2,295,845 shares of Series C Preferred Stock, 2,774,338 shares of Series D Preferred Stock and 6,671,458 shares of Series T Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Preferred Stock would dilute the interests of the holders of shares of Preferred Stock, and any issuance of preferred stock senior to the Preferred Stock or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Preferred Stock. We may issue preferred stock on parity with the Preferred Stock without the consent of the holders of the Preferred Stock. Other than the Asset Coverage Ratio, our letter agreement with Cetera Financial Group, Inc. pertaining to our Series B Preferred Stock that requires us to maintain a preferred dividend coverage ratio, the articles supplementary establishing our Series T Preferred Stock that requires us to maintain a preferred dividend coverage ratio, and the right of holders to cause us to redeem the Series A Preferred Stock and Series C Preferred Stock upon a Change of Control/Delisting, none of the provisions relating to the Preferred Stock relate to or limit our indebtedness or afford the holders of shares of Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of shares of Preferred Stock.

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

In light of the severe economic, market and other disruptions worldwide being caused by the COVID-19 pandemic, there can be no assurance that conditions in the bank lending, capital and other financial markets will not deteriorate as a result of the pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. A constriction on lending by financial institutions could reduce the number of properties we can acquire, our cash flow from operations and our ability to make distributions to our stockholders. If we are unable to refinance maturing indebtedness with respect to a particular property and are unable to pay the same, then the lender may foreclose on such property. Financial and real estate market disruptions could also adversely affect the availability of financing from Freddie Mac and Fannie Mae, which could decrease the amount of available liquidity and credit for use in acquiring and further diversifying our portfolio of multifamily assets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In May 2020, the Board authorized the modification of our stock repurchase plans to permit the repurchase of up to an aggregate of $50.0 million in outstanding shares of our Class A common stock, Series A Preferred Stock, Series C Preferred Stock and/or Series D Preferred Stock. The repurchase plans will be conducted in accordance with Rules 10b5-1 and 10b-18 of Exchange Act. The repurchase plans will terminate upon the earliest to occur of certain specified events as set forth therein. The extent to which we repurchase shares of our Class A common stock, Series A Preferred Stock, Series C Preferred Stock and/or Series D Preferred Stock, and the timing of any such purchases, will depend on a variety of factors including general business and market conditions and other corporate considerations. Share repurchases under the repurchase plans may be made in the open market or through privately negotiated transactions, subject to certain price limitations and other conditions established under the plans. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act. During the three months ended September 30, 2020, we purchased 103,574 shares of Class A common stock for a total purchase price of $0.8 million. We made no repurchases of any series of our preferred stock during the third quarter 2020.

The following table is a summary of our repurchase activity during the quarter ended September 30, 2020:

			Total Number of	Maximum Dollar
			Shares	Value of
			Purchased	Shares that
			as Part of	May Yet
		Weighted	the Publicly	Be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased (1)	Per Share	Plans	Plans
Class A Common Stock
July 1, 2020 - July 31, 2020	—	$—	—	$31,609,458
August 1, 2020 - August 31, 2020	—	—	—	31,609,458
September 1, 2020 - September 30, 2020	103,574	7.30	103,574	30,853,055
Total Class A Common Stock	103,574	$7.30	103,574

(1)	Includes shares repurchased by the Company pursuant to the modified stock repurchase plans approved by the Board on May 9, 2020 and publicly announced in our Quarterly Report on Form 10-Q for the period ended March 31, 2020 as filed with the SEC on May 11, 2020, for up to an aggregate of $50.0 million in shares of our Class A common stock, Series A Preferred Stock, Series C Preferred Stock and/or Series D Preferred Stock. Purchases may be made thereunder until the earliest to occur of certain specified events as set forth therein.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

10.1

Notice of Renewal, dated August 4, 2020, of Administrative Services Agreement dated October 31, 2017, by and among Bluerock Real Estate, L.L.C., Bluerock Real Estate Holdings, LLC, Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock TRS Holdings, LLC and Bluerock REIT Operator, LLC, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 10, 2020.

10.2

Bluerock Residential Growth REIT, Inc. Fourth Amended and Restated 2014 Equity Incentive Plan for Individuals, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed September 11, 2020

10.3

Bluerock Residential Growth REIT, Inc. Fourth Amended and Restated 2014 Equity Incentive Plan for Entities, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed September 11, 2020

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated August 10, 2020, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed August 10, 2020

99.2	Supplemental Financial Information, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed August 10, 2020

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows; (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

DATE:	November 5, 2020	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE:	November 5, 2020	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)