Form 10-K
period 2020-12-31
Bluerock Residential Growth REIT, Inc.
filed 2021-02-23
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻   No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s Class A common stock held by non-affiliates of the registrant as of June 30, 2020, the last business day of registrant’s most recently completed second fiscal quarter, was $198,724,287 based on the closing price of the Class A common stock on the NYSE American on such date.

Number of shares outstanding of the registrant’s

classes of common stock, as of February 11, 2021:

Class A Common Stock: 22,900,927 shares

Class C Common Stock: 76,603 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-K

December 31, 2020

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

Currently, one of the most significant factors, however, is the potential adverse effect of the current pandemic of the novel coronavirus (“COVID-19”) on the financial condition, results of operations, cash flows and performance of the Company and its tenants of our properties, business partners within our network and service providers, as well as the real estate market and the global economy and financial markets. The extent to which COVID-19 impacts the Company and its tenants will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact (including governmental actions that may vary by jurisdiction, such as mandated business closing; “stay-at-home” orders; limits on group activity; and actions to protect residential tenants from eviction), and the direct and indirect economic effects of the pandemic and containment measures, among others. Moreover, you should interpret many of the risks identified in this Annual Report on Form 10-K, as well as the risks set forth below, as being heightened as a result of the ongoing and numerous adverse impacts of COVID-19.

Additional factors that could have a material adverse effect on our operations and future prospects include, but are not limited to:

●	the competitive environment in which we operate;
●	the use of proceeds of the Company’s securities offerings;
●	real estate risks, including fluctuations in real estate values and the general economic climate in local markets and competition for tenants in such markets;
●	risks associated with geographic concentration of our investments;
●	decreased rental rates or increasing vacancy rates;
●	our ability to lease units in newly acquired or newly constructed apartment properties;
●	potential defaults on or non-renewal of leases by tenants;
●	creditworthiness of tenants;
●	our ability to obtain financing for and complete acquisitions under contract under the contemplated terms, or at all;

●	development and acquisition risks, including rising and unanticipated costs and failure of such acquisitions and developments to perform in accordance with projections;
●	the timing of acquisitions and dispositions;
●	the performance of our network of leading regional apartment owner/operators with which we invest, including through controlling positions in joint ventures;
●	potential natural disasters such as hurricanes, tornadoes and floods;
●	national, international, regional and local economic conditions;
●	Board determination as to timing and payment of dividends, and our ability to pay future distributions at the dividend rates we have paid historically;
●	the general level of interest rates;
●	potential changes in the law or governmental regulations that affect us and interpretations of those laws and regulations, including changes in real estate and zoning or tax laws, and potential increases in real property tax rates;
●	financing risks, including the risks that our cash flows from operations may be insufficient to meet required payments of principal and interest and we may be unable to refinance our existing debt upon maturity or obtain new financing on attractive terms or at all;
●	lack of or insufficient amounts of insurance;
●	our ability to maintain our qualification as a REIT;
●	litigation, including costs associated with prosecuting or defending claims and any adverse outcomes; and
●	possible environmental liabilities, including costs, fines or penalties that may be incurred due to necessary remediation of contamination of properties presently owned or previously owned by us or a subsidiary owned by us or acquired by us.

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

●	The current pandemic of the novel coronavirus (“COVID-19”), or the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.
●	Our current portfolio consists primarily of apartment communities concentrated in certain markets, and we expect that our portfolio going forward will consist primarily of the same. Any adverse developments in local economic conditions or the demand for apartment units in these markets may negatively impact our operating results.
●	If we are unable to identify suitable investments, then we may not be able to achieve our investment objectives or pay distributions.
●	Adverse economic conditions may negatively affect our returns and profitability, and, as a result, our ability to make distributions to our stockholders.
●	We have very limited sources of capital other than cash from property operations and the proceeds of offerings of our securities to meet our primary liquidity requirements. As a result, we may not be able to pay our short-term debt upon maturity or other liabilities and obligations when they come due other than with the net proceeds of an offering, which may limit our ability to fully consummate our business plan and diversify our portfolio.
●	We may be limited in our ability to diversify our investments.
●	We have used and will continue to use mortgage and other indebtedness to partially finance our company, which increases the risk to our business. Our leverage policy has been adopted by our board of directors and is therefore subject to change without stockholder consent.
●	During certain periods of our operations, we have funded distributions from offering proceeds, borrowings and the sale of assets to the extent distributions exceeded our earnings or cash flows from operations, and may do so in the future if we are unable to make distributions with our cash flows from our operations. There is no limit on the amount of offering proceeds we may use to fund distributions. Distributions paid from sources other than cash flow or funds from operations may constitute a return of capital to our stockholders. Rates of distribution may not be indicative of our operating results.
●	We depend on our key employees. In particular, our success depends to a significant degree upon the contributions of Messrs. Kamfar, Babb, MacDonald, Ruddy, Vohs, and DiFranco, as well as Mr. Konig. There is no guarantee that our key employees will remain employed with us for any specified period of time, and will not engage in competitive activities if they cease to be employed with us. The departure or the loss of the services of any such key employee could have a material adverse effect on our business, financial condition, results of operations and ability to effectively operate our business.
●	While we expect to maintain control over our properties, we will rely on members of our network for the day-to-day management and development of our real estate investments.
●	Stockholders will have limited control over changes in our policies and day-to-day operations, which increases the uncertainty and risks you face as a stockholder. In addition, our Board of Directors may approve changes to our policies without your approval.
●	The market price and trading volume of our Class A common stock has been volatile at times following our initial public offering (the “IPO”) and has frequently traded at a discount to the IPO price at times since the IPO, and these trends may continue following an offering.

●	There is no public market for our Series B Preferred Stock or Warrants, or for the Series T Preferred Stock, and we currently have no plan to list the Series B Preferred Stock, the Warrants, or the Series T Preferred Stock on a securities exchange. If holders are able to sell the Series B Preferred Stock, Warrants, or Series T Preferred Stock, they may have to be sold at a substantial discount.
●	Holders of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and/or Series T Preferred Stock should not expect us to redeem all or any such shares on the date they first become redeemable or on any particular date after they become redeemable. Any decision to propose a redemption will depend upon, among other things, our evaluation of our capital position and general market conditions at the time. We would likely choose to exercise our optional redemption right only when prevailing interest rates have declined, which would adversely affect the ability of holders of shares of the applicable series of preferred stock to reinvest proceeds from the redemption in a comparable investment with an equal or greater yield to the yield on such series of preferred stock had their shares not been redeemed.
●	There are numerous conflicts of interest between the interests of stockholders and our interests or the interests of Bluerock and its affiliates, including conflicts arising out of (a) competing demands for the time and services of certain of our officers, and of Bluerock personnel that work for us and our affiliates under the Administrative Services Agreement, to our activities, (b) allocation of investment opportunities between us and investment vehicles affiliated with Bluerock, (c) purchase or sale of apartment properties, including from or to Bluerock or its affiliates and (d) determinations of rental expense sharing between Bluerock and us under the Leasehold Cost-Sharing Agreement.
●	We have invested and anticipate that we will continue to invest in the redevelopment of existing properties and the development of new properties. These investments involve risks beyond those presented by stabilized, income-producing properties. These risks may diminish the return to our stockholders.
●	We may fail to maintain our qualification as a REIT for federal income tax purposes. We would then be subject to corporate level taxation and we would not be required to pay any distributions to our stockholders.

If we are unable to effectively manage the impact of these and other risks, our ability to meet our investment objectives would be substantially impaired. In turn, the value of our securities and our ability to make distributions would be materially reduced.

v

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

Investments in Real Estate

As of December 31, 2020, we owned interests in fifty-nine real estate properties, consisting of thirty-seven consolidated operating properties and twenty-two properties held through preferred equity, mezzanine loan and ground lease investments. Of the property interests held through preferred equity, mezzanine loan and ground lease investments, five are under development, three are in lease-up and fourteen properties are stabilized. The fifty-nine properties contain an aggregate of 17,862 units, comprised of 12,722 consolidated operating units and 5,140 units through preferred equity, mezzanine loan and ground lease investments. As of December 31, 2020, our consolidated operating properties were approximately 95.4% occupied. For more information regarding our investments, see “Item 2. Properties”.

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

●	Value-Add. We invest in well-located institutional-quality apartment properties with strong and stable cash flows in demographically attractive knowledge economy growth markets where we believe there exists significant potential for medium-term capital appreciation through renovation or redevelopment, to reposition the asset and drive future rental growth.
●	Opportunistic. We invest in properties available at opportunistic prices (i.e., at prices we believe are below those available in an otherwise efficient market) that exhibit some characteristics of distress, such as operational inefficiencies, significant deferred capital maintenance or broken capital structures providing an opportunity for a substantial portion of total return attributable to appreciation in value.
●	Invest-to-Own. We selectively invest in development of Class A properties in target markets where we believe we can capture significant development premiums upon completion. We generally use a mezzanine loan or convertible preferred equity structure which provides income during the development stage and/or the ability to capture development premiums at completion by exercising our conversion rights to take ownership.

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

Summary of Investments and Dispositions

The following table presents a summary of our investments during the years ended December 31, 2020, 2019 and 2018:

		Date	Ownership	Number
Properties Acquired	Location	Acquired	Interest	of Units
The Links at Plum Creek	Castle Rock, CO	3/26/2018	88%	264
Sands Parc	Daytona Beach, FL	5/1/2018	100%	264
Plantation Park	Lake Jackson, TX	6/14/2018	80%	238
Veranda at Centerfield	Houston, TX	7/26/2018	93%	400
North Creek Apartments(1)	Leander, TX	10/29/2018	—	259
Wayford at Concord(1)	Concord, NC	11/9/2018	—	150
Ashford Belmar	Lakewood, CO	11/15/2018	85%	512
Riverside Apartments(1)	Austin, TX	12/6/2018	—	222
The Park at Chapel Hill(2)	Chapel Hill, NC	1/23/2019	—	414
Element	Las Vegas, NV	6/27/2019	100%	200
Providence Trail	Mount Juliet, TN	6/27/2019	100%	334
Denim	Scottsdale, AZ	7/24/2019	100%	645
The Sanctuary	Las Vegas, NV	7/31/2019	100%	320
Mira Vista(1)	Austin, TX	9/17/2019	—	200
Thornton Flats(1)	Austin, TX	9/25/2019	—	104
Chattahoochee Ridge	Atlanta, GA	11/12/2019	90%	358
The District at Scottsdale	Scottsdale, AZ	12/11/2019	100%	332
Navigator Villas	Pasco, WA	12/18/2019	90%	176
Belmont Crossing(1)	Smyrna, GA	12/20/2019	—	192
Sierra Terrace(1)	Atlanta, GA	12/20/2019	—	135
Sierra Village(1)	Atlanta, GA	12/20/2019	—	154
Avenue 25	Phoenix, AZ	1/23/2020	100%	254
Zoey(3)	Austin, TX	3/4/2020	—	307
Falls at Forsyth	Cumming, GA	3/6/2020	100%	356
Georgetown Crossing(1)	Savannah, GA	3/20/2020	—	168
Park on the Square(1)	Pensacola, FL	3/20/2020	—	240
The Commons(1)	Jacksonville, FL	5/8/2020	—	328
Reunion Apartments(1)	Orlando, FL	7/01/2020	—	280
Chevy Chase	Austin, TX	8/11/2020	92%	320
Avondale Hills(1)	Decatur, GA	9/30/2020	—	240
Water’s Edge(1)	Pensacola, FL	10/1/2020	—	184
Carrington at Perimeter Park	Morrisville, NC	12/1/2020	100%	266
Elan	Austin, TX	12/1/2020	100%	270
Hunters Pointe(1)	Pensacola, FL	12/16/2020	—	204
Cielo on Gilbert	Mesa, AZ	12/23/2020	90%	432
Encore Chandler(1)	Chandler, AZ	12/31/2020	—	208
(1)	The Company’s investment in the property is through a preferred equity investment with an unaffiliated third party.
(2)	The property is a development project.
(3)	Refer to Note 14 for further information regarding the Zoey ground lease.

The following table presents a summary of our dispositions during the years ended December 31, 2020, 2019 and 2018:

			Ownership
			Interest in	Number
Property Dispositions	Location	Date Sold	Property	of Units
Wesley Village II(1)	Charlotte, NC	3/1/2019	100%	—
Preston View	Morrisville, NC	7/15/2019	100%	382
Leigh House(2)	Raleigh, NC	7/15/2019	—	245
Sorrel	Frisco, TX	7/15/2019	100%	352
Sovereign	Fort Worth, TX	7/15/2019	100%	322
ARIUM Palms	Orlando, FL	8/29/2019	100%	252
Marquis at Crown Ridge	San Antonio, TX	9/20/2019	90%	352
Marquis at Stone Oak	San Antonio, TX	9/20/2019	90%	335
Helios(2)	Atlanta, GA	1/8/2020	—	282
Whetstone Apartments(2)	Durham, NC	1/24/2020	—	204
Ashton Reserve	Charlotte, NC	4/14/2020	100%	473
Marquis at TPC	San Antonio, TX	4/17/2020	90%	139
Enders Place at Baldwin Park	Orlando, FL	4/21/2020	92%	220
Cade Boca Raton	Boca Raton, FL	10/26/2020	81%	90
Novel Perimeter(2)	Atlanta, GA	12/9/2020	—	320
Arlo(2)	Charlotte, NC	12/15/2020	—	286
Riverside Apartments(2)	Austin, TX	12/22/2020	—	222
(1)	Sale of undeveloped parcel of land.
(2)	Preferred equity investment or equity investment. Refer to Note 7 for further information.

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

(i)Cumulative cash dividends on each share of Series T Preferred Stock at an annual rate of six and 15/100 percent (6.15%) of the $25.00 liquidation preference per share (equivalent to the fixed annual amount of $1.5375 per share). Cash dividends on each share of Series T Preferred Stock will begin accruing on, and will be cumulative from, the date of issuance or the end of the most recent dividend period for which cash dividends on the Series T Preferred Stock have been paid, payable monthly in arrears on the 5th day of each month to holders of record on the 25th day of the prior month; provided, however, that any such cash dividend may vary among holders of Series T Preferred Stock and may be prorated with respect to any shares of Series T Preferred Stock that were outstanding less than the total number of days in the cash dividend period immediately preceding the applicable cash dividend payment date, with the amount of any such prorated dividend being computed on the basis of the actual number of days in such cash dividend period during which such shares of Series T Preferred Stock were outstanding; and
(ii)Annual stock dividends on each share of Series T Preferred Stock, payable in shares of Series T Preferred Stock, each at an annual rate of 0.2% of the $25.00 liquidation preference per share, for each of the first five (5) years from and including the later of (i) the year 2020 or (ii) the year of original issuance of each such share of Series T Preferred Stock, payable annually in arrears on the 29th day of December to eligible holders of record on the 24th day of December of each such year.

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

Human Capital

We believe our employees are one of our greatest resources. In order to attract and retain high performing individuals, we are committed to partnering with our employees to provide opportunities for their professional development and promote their well-being. To that end, we have undertaken various initiatives, including the following:

●	launching an Environmental, Social, and Corporate Governance Initiative to codify and disclose the Company’s commitment to good corporate citizenship, including the appointment of an internal corporate responsibility committee in support the Company’s ongoing commitment to sustainability, health and safety, corporate social responsibility, corporate governance, and other public policy matters;
●	providing department-specific training, access to online training seminars and opportunities to participate in industry conferences;
●	providing annual reviews and regular feedback to assist in employee development and providing opportunities for employees to provide suggestions to management and safely register complaints;
●	providing family leave, for example, for the birth or adoption of a child, as well as sick leave;
●	focusing on creating a workplace that values employee health and safety;

●	committing to the full inclusion of all qualified employees and applicants and providing equal employment opportunities to all persons, in accordance with the principles and requirements of the Equal Employment Opportunities Commission and the principles and requirements of the Americans with Disabilities Act; and
●	recognizing the importance and contributions of a diverse workforce, with an appreciation for the unique perspectives and insights offered by diverse backgrounds.

Industry Segment

Our current business consists of investing in and operating multifamily communities. Substantially all our consolidated net income (loss) is from investments in multifamily real estate properties that we own through co-investment ventures or invest in through multifamily real estate loans. We evaluate operating performance on an individual property investment level and based on the properties’ similar economic characteristics. We view our real estate assets as one industry segment, and, accordingly, aggregate our properties into one reportable segment.

Available Information

We electronically file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports with the SEC. We also have filed with the SEC registration statements on Form S-3 (of which File Nos. 333-203415, 333-208988 and 333-224990 are currently effective) and Form S-8 (of which File Nos. 333-202569, 333-222255, 333-228825 and 333-249608 are currently effective). Copies of our filings with the SEC may be obtained from the SEC’s website at www.sec.gov, or downloaded from our website at www.bluerockresidential.com, as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC. Access to these filings is free of charge.

Item 1A.     Risk Factors

Risks Related to COVID-19

The current pandemic of the novel coronavirus (“COVID-19”), or the future outbreak of other highly infectious or contagious diseases, could materially and adversely impact or disrupt our financial condition, results of operations, cash flows and performance.

Since its discovery in December 2019, the COVID-19 pandemic has spread from China to many other countries, including the United States. The outbreak has been declared to be a pandemic by the World Health Organization, and the Health and Human Services Secretary has declared a public health emergency in the United States in response to the outbreak. Considerable uncertainty still surrounds the COVID-19 virus and its potential effects, and the extent of and effectiveness of any responses taken on a national and local level. However, measures taken to limit the impact of COVID-19, including social distancing and other restrictions on travel, congregation and business operations have already resulted in significant negative economic impacts. The long-term impact of COVID-19 on the United States and world economies remains uncertain, but is likely to continue to adversely impact the global economy, the duration and scope of which cannot currently be predicted.

Our operating results depend, in large part, on revenues derived from leasing space in our properties to residential tenants and the ability of tenants to generate sufficient income to pay their rents in a timely manner. The market and economic challenges created by the COVID-19 pandemic, and measures implemented to prevent its spread, may adversely affect our returns and profitability and, as a result, our ability to make distributions to our stockholders or to realize appreciation in the value of our properties. The spread of the COVID-19 virus could result in further increases in unemployment, and tenants that experience deteriorating financial conditions as a result of the pandemic may be unwilling or unable to pay rent in full on a timely basis. In some cases, we may have to restructure tenants’ rent obligations, and may not be able to do so on terms as favorable to us as those currently in place. Numerous state, local, federal and industry-initiated efforts, including eviction moratoriums or similar actions to protect residential tenants from eviction, may also affect our ability to collect rent or enforce remedies for the failure to pay rent. In the event of tenant nonpayment, default or bankruptcy, we may incur costs in protecting our investment and re-leasing our property, and may have limited ability to renew existing leases or sign new leases at projected rents. Our properties may also incur significant costs or losses related to shelter-in-place orders, quarantines, infection or other related factors. The federal government has announced various forms of aid, both to individual Americans and to the market sectors negatively affected by COVID-19. However, there can be no certainty that such aid will be available to our tenants or to us in any amount, or in amounts sufficient to mitigate the material reduction in revenue we may experience. Until such time as the virus is contained or eradicated and commerce and employment return to more customary levels, we may experience material reductions in our operating revenue.

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

In light of the severe economic, market and other disruptions worldwide being caused by the COVID-19 pandemic, there can be no assurance that conditions in the bank lending, capital and other financial markets will not continue to deteriorate as a result of the pandemic, or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings. A constriction on lending by financial institutions could reduce the number of properties we can acquire, our cash flow from operations and our ability to make distributions to our stockholders. If we are unable to refinance maturing indebtedness with respect to a particular property and are unable to pay the same, then the lender may foreclose on such property and result in materially adverse impact on our financial results. Financial and real estate market disruptions could also adversely affect the availability of financing from Freddie Mac and Fannie Mae, which could decrease the amount of available liquidity and credit for use in acquiring and further diversifying our portfolio of multifamily assets, and also detrimentally impact the real estate market in general.

The global impact of the COVID-19 pandemic continues to evolve rapidly including mutating variants of COVID-19, and the extent of these effects on our operational and financial performance will depend on future events and/or developments, which are highly uncertain and cannot be predicted with confidence, including the duration, scope and severity of the pandemic, the actions taken to contain or mitigate its impact, and the direct and indirect economic effects of the pandemic and related containment measures, among others. Thus, the COVID-19 pandemic presents material uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows and performance. Moreover, many of the risk factors set forth in this Annual Report on Form 10-K are heightened and further exacerbated as a result of the impact of the COVID-19 pandemic. In addition, if in the future there is an outbreak of another highly infectious or contagious disease, the Company and our properties may be subject to similar risks as posed by COVID-19.

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

As a real estate company, we are subject to various changes in real estate conditions, and any negative trends in such real estate conditions may adversely affect our results of operations through decreased revenues or increased costs. These conditions include:

●	changes in national, regional and local economic conditions, which may be negatively impacted by concerns about inflation, deflation, government deficits, high unemployment rates, decreased consumer confidence and liquidity concerns, particularly in markets in which we have a high concentration of properties;
●	fluctuations and relative increases in interest rates, which could adversely affect our ability to obtain financing on favorable terms or at all;
●	the inability of residents and tenants to pay rent;
●	the existence and quality of the competition, such as the attractiveness of our properties as compared to our competitors’ properties based on considerations such as convenience of location, rental rates, amenities and safety record;
●	increased operating costs, including increased real property taxes, maintenance, insurance and utilities costs;
●	weather conditions that may increase or decrease energy costs and other weather-related expenses;

●	oversupply of apartments, commercial space or single-family housing or a reduction in demand for real estate in the markets in which our properties are located;
●	a favorable interest rate environment that may result in a significant number of potential residents of our apartment communities deciding to purchase homes instead of renting;
●	changes in, or increased costs of compliance with, laws and/or governmental regulations, including those governing usage, zoning, the environment and taxes; and
●	rent control or stabilization laws, or other laws regulating rental housing, which could prevent us from raising rents to offset increases in operating costs.

Moreover, other factors may adversely affect our results of operations, including potential liability under environmental and other laws and other unforeseen events, many of which are discussed elsewhere in the following risk factors. Any or all of these factors could materially adversely affect our results of operations through decreased revenues or increased costs.

Our current portfolio consists of interests in fifty-nine apartment communities, comprised of thirty-seven consolidated operating properties and twenty-two properties held through preferred equity, mezzanine loan, and ground lease investments, located primarily in markets in the Southern United States. Any adverse developments in local economic conditions or the demand for apartment units in these markets may negatively impact our results of operations.

Our current portfolio of properties consists primarily of apartment communities and development communities geographically concentrated in the Southern United States, and our portfolio going forward may consist primarily of the same. For the year ended December 31, 2020, properties in Florida, Texas, Georgia, Arizona and Colorado comprised 31%, 18%, 16%, 10% and 8%, respectively, of our total rental revenue. As such, we are currently susceptible to local economic conditions and the supply of and demand for apartment units in these markets. If there is a downturn in the economy or an oversupply of or decrease in demand for apartment units in these markets, our business could be materially adversely affected to a greater extent than if we owned a real estate portfolio that was more diversified in terms of both geography and industry focus.

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

Our operating results may be adversely affected by market and economic challenges, which may negatively affect our returns and profitability and, as a result, our ability to make distributions to our stockholders or to realize appreciation in the value of our properties. These market and economic challenges include, but are not limited to, the following:

●	any future downturn in the U.S. economy and high unemployment could result in tenant defaults under leases, vacancies at our apartment communities and concessions or reduced rental rates under new leases due to reduced demand. In addition, such downturns could result in reduced demand for homes, which may reduce home prices and make home purchases more affordable as an alternative to apartment renting, which also may materially adversely reduce the demand at our apartment communities;
●	the rate of household formation or population growth in our target markets or a continued or exacerbated economic slow-down experienced by the local economies where our properties are located or by the real estate industry generally may result in changes in supply of or demand for our apartment units; and

●	the failure of the real estate market to attract the same level of capital investment in the future that it attracted at the time of our purchases or a reduction in the number of companies seeking to acquire properties may result in the value of our investments not appreciating or decreasing, possibly significantly, below the amount we pay for these investments.

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

At any given time, we are generally in discussions regarding a number of properties for acquisition or investment, which we refer to as our investment pipeline. However, we may not have completed our diligence process on these properties or development projects or have definitive investment or purchase and sale agreements, as applicable, and several other conditions may be required to be met in order for us to complete these acquisitions or developments, including approval by our investment committee or Board. If we are planning to use proceeds of an offering of our securities to fund these acquisitions or investments and are unable to complete the acquisition of the interests or investment in any of these properties or experience significant delays in executing any such acquisition or investment, we will have issued securities in an offering without realizing a corresponding current or future increase in earnings and cash flow from acquiring those interests or developing those properties, and may incur expenses in connection with our attempts in consummating such acquisition or investment, which could have a material adverse impact on our financial condition and results of operations. In addition, to the extent the uses of proceeds from an offering are designated for the acquisition of or investment in these properties, we will have no specific designated use for the net proceeds from the offering allocated to the purchase or development and investors will be unable to evaluate in advance the manner in which we will invest, or the economic merits of the properties we may ultimately acquire or develop with such proceeds.

Our expenses may remain constant or increase, even if our revenues decrease, causing our results of operations to be adversely affected.

Costs associated with our business, such as mortgage payments, real estate taxes, insurance premiums and maintenance costs, are relatively inflexible and generally do not decrease, and may increase, when a property is not fully occupied, rental rates decrease, tenants fail to pay rent or other circumstances cause a reduction in property revenues. As a result, if revenues drop, we may not be able to commensurately reduce our expenses, which would adversely affect our financial condition and results of operations.

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

The apartment property industry is highly competitive. Our competitors may be willing to offer space at rental rates below ours, which may cause us to lose existing or potential tenants. This competition could reduce occupancy levels and revenues at our apartment properties, which could adversely affect our financial condition and results of operations. We expect to face competition for tenants from many sources. We will face competition from other apartment communities both in the immediate vicinity and in the larger geographic market where our apartment communities will be located. If overbuilding of apartment properties occurs near our properties the increased number of available apartment units may decrease occupancy and/or apartment rental rates at our properties.

Increased competition and increased affordability of single-family homes could limit our ability to retain residents, lease apartment units or increase or maintain rents.

Any apartment properties we may acquire will most likely compete with numerous housing alternatives in attracting residents, including single-family homes, as well as owner-occupied single and multifamily homes available to rent. Competitive housing in a particular area and the increasing affordability of owner occupied single and multifamily homes available to rent or buy (including as may be caused by declining mortgage interest rates and government programs to promote home ownership) could adversely affect our ability to retain our residents, lease apartment units and increase or maintain rental rates.

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

We may acquire properties in locations which experience increases in construction of properties that compete with our properties. This increased competition and construction could:

●	make it more difficult for us to find tenants to lease units in our apartment properties;
●	force us to lower our rental prices or grant leasing concessions in order to lease units in our apartment properties; and/or
●	substantially reduce our revenues and cash available for distribution to our stockholders.

Our investments will be dependent on tenants for revenue, and lease terminations could reduce our revenues from rents, resulting in the decline in the value of your investment.

The underlying value of our properties and the ability to make distributions to you depend upon the ability of the tenants of our properties to generate enough income to pay their rents in a timely manner, and the success of our investments depends upon the occupancy levels, rental income and operating expenses of our properties and our Company. Tenants’ inability to timely or fully pay their rents may be impacted by their employment prospects and/or other constraints on their personal finances, including debts, purchases and other factors. These and other changes beyond our control may adversely affect our tenants’ ability to make their required lease payments. In the event of a tenant default or bankruptcy, we may experience delays in enforcing our rights as landlord and may incur costs in protecting our investment and re-leasing our property. We may be unable to re-lease the property for the rent previously received. We may be unable to sell a property with low occupancy without incurring a loss. These events and others could cause us to reduce the amount of distributions we make to stockholders and may also cause the value of your investment to decline.

Our operating results and distributable cash flow depend on our ability to generate revenue from leasing our properties to tenants on terms favorable to us.

Our operating results depend, in large part, on revenues derived from leasing space in our properties. We are subject to the credit risk of our tenants, and to the extent our tenants default on their leases or fail to make their required rental payments we may suffer a decrease in our revenue. In addition, if a tenant does not fully pay its rent, we may not be able to enforce our rights as landlord without delays and we may incur substantial legal costs. We are also subject to the risk that we will not be able to lease space in our value-added or opportunistic properties or that, upon the expiration of leases for space located in our properties, leases may not be renewed, the space may not be re-leased or the terms of renewal or re-leasing (including the cost of required renovations or concessions to customers) may be less favorable to us than current lease terms. If vacancies continue for a long period of time, we may suffer reduced revenues resulting in decreased distributions to our stockholders. In addition, the resale value of such affected properties could be diminished because the market value of a particular property will depend principally upon the cash flow generated by its leases. Further, costs associated with real estate investment, such as real estate taxes and maintenance costs, generally are not reduced when circumstances cause a reduction in revenue. These events would cause a significant decrease in net revenues and could cause us to reduce the amount of distributions to our stockholders.

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

Our company and the properties we own and expect to own are subject to various federal, state and local laws and regulations relating to environmental protection and human health and safety. Federal laws, including the National Environmental Policy Act, the Comprehensive Environmental Response, Compensation, and Liability Act, the Solid Waste Disposal Act as amended by the Resource Conservation and Recovery Act, the Federal Water Pollution Control Act, the Federal Clean Air Act, the Toxic Substances Control Act, the Emergency Planning and Community Right to Know Act and the Hazard Communication Act and their resolutions and corresponding state and local counterparts govern matters such as wastewater discharges, air emissions, the operation and removal of underground and above-ground storage tanks, the use, storage, treatment, transportation and disposal of solid and hazardous materials and the remediation of contamination associated with disposals, that require compliance, sometimes at considerable expense. Some of these laws and regulations impose joint and several liability on tenants, owners or operators for the costs to investigate or remediate contaminated properties, regardless of fault or whether the acts causing the contamination were illegal. The properties we own and acquire must comply with the Americans with Disabilities Act of 1990 which generally requires that certain types of buildings and services be made accessible and available to people with disabilities, and the Fair Housing Amendments Act of 1988, which requires that apartment properties first occupied after March 13, 1991 be accessible to handicapped residents and visitors, may require us to make costly modifications to our properties. Compliance with these laws and any new or more stringent laws or regulations may require us to incur material expenditures. Future laws, ordinances or regulations may impose material environmental liability. In addition, there are various federal, state and local fire, health, life-safety and similar regulations with which we may be required to comply, and which may subject us to liability in the form of fines or damages for noncompliance.

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

As a general matter, concern about indoor exposure to mold or other air contaminants has been increasing as such exposure has been alleged to have a variety of adverse effects on health. As a result, there have been a number of lawsuits in our industry against owners and managers of apartment communities relating to indoor air quality, moisture infiltration and resulting mold. Some of our properties may contain microbial matter such as mold and mildew. The terms of our property and general liability policies generally exclude certain mold-related claims. Should an uninsured loss arise against us, we would be required to use our funds to resolve the issue, including litigation costs. We can offer no assurance that liabilities resulting from indoor air quality, moisture infiltration and the presence of or exposure to mold will not have a future impact on our business, results of operations or financial condition.

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

While many of the existing properties we acquire have undergone substantial renovations since they were constructed, older properties may carry certain risks including unanticipated repair costs associated with older properties, increased maintenance costs as older properties continue to age, and cost overruns due to the need for special materials and/or fixtures specific to older properties. Although we take a proactive approach to property preservation, utilizing a preventative maintenance plan, and selective improvements that mitigate the cost impact of maintaining exterior building features and aging building components, if we are not able to cost-effectively maximize the life of our properties, we may incur greater than anticipated capital expenditure costs which may adversely affect our financial condition, results of operations and/or ability to make distributions to our stockholders.

Any uninsured losses or high insurance premiums will reduce our net income and the amount of our cash distributions to stockholders.

We will attempt to ensure adequate insurance is obtained to cover significant areas of risk to us as a company and to our properties. However, there are types of losses at the property level, generally catastrophic in nature, such as losses due to wars, acts of terrorism, earthquakes, floods, hurricanes, pollution or environmental matters, which are uninsurable or not economically insurable, or may be insured subject to limitations, such as large deductibles or co-payments. We may not have adequate insurance coverage for such losses. If any of our properties incurs a casualty loss that is not fully insured, the value of our assets will be reduced by any such uninsured loss. In addition, other than any working capital reserve or other reserves we may establish for a particular property, we could have no source of funding to repair or reconstruct any uninsured damaged property. Also, to the extent we must pay unexpectedly large amounts for insurance, we could suffer reduced cash flow that would result in lower distributions to stockholders.

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

Real estate investments are relatively illiquid. We will have a limited ability to vary our portfolio in response to changes in economic or other conditions. We will also have a limited ability to sell assets in order to fund working capital and similar capital needs. When we sell any of our properties, we may not realize a gain on such sale. We may not elect to distribute any proceeds from the sale of properties to our stockholders; for example, we may use such proceeds to:

●	purchase additional properties;
●	fund capital commitments to our joint ventures;
●	repay debt, if any;
●	buy out interests of any co-venturers or other partners in any joint venture in which we are a party;
●	create working capital reserves; and/or
●	make repairs, maintenance, tenant improvements or other capital improvements or expenditures to our remaining properties.

Our ability to sell our properties may also be limited by our need to avoid a 100% penalty tax that is imposed on gain recognized by a REIT from the sale of property characterized as dealer property. In order to ensure that we avoid such characterization, we may be required to hold our properties for the production of rental income for a minimum period of time, generally two years, and comply with certain other requirements in the Internal Revenue Code of 1986, as amended (the “Code”). As such, we could be restricted from selling a property at an opportune time to maximize proceeds.

Representations and warranties made by us in connection with sales of our properties may subject us to liability that could result in losses and could harm our operating results and, therefore, distributions we make to our stockholders.

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

We may be unable to redevelop existing properties successfully and our investments in the development of new properties will be subjected to development risk, either of which could adversely affect our results of operations due to unexpected costs, delays and other contingencies.

As part of our operating strategy, we intend to selectively expand and/or redevelop existing properties as market conditions warrant, as well as invest in development of new properties, including through our Invest-to-Own strategy. In addition to the risks associated with real estate investments in general as described above, there are material additional risks associated with development activities including the following:

●	we or our development partners may be unable to obtain, or face delays in obtaining, necessary zoning, land-use, building, occupancy and other required governmental permits and authorizations, which could result in costly delays, increased development costs and/or lower than expected lease rates;
●	developers may incur development costs for a property that exceed original estimates due to, among other things, increased materials, labor or other costs, changes in development plans or unforeseen environmental conditions, which could make completion of the property more costly or entirely uneconomical;
●	land, insurance and construction costs may be higher than expected in our markets; therefore, we may be unable to attract rents that compensate for these increases in costs;

●	we may abandon redevelopment or Invest-to-Own development opportunities that we have already begun to explore, and we may fail to recover expenses already incurred in connection with exploring any such opportunities;
●	rental rates and occupancy levels may be lower and operating and/or capital costs may be higher than anticipated;
●	changes in applicable zoning and land use laws may require us to abandon projects prior to their completion, resulting in the loss of development costs incurred up to the time of abandonment; and
●	possible delays in completion because of construction delays, delays in the receipt of zoning, occupancy and other approvals, or other factors outside of our control.

Any one or more of these risks may cause us or the projects in which we invest to incur unexpected delays or development costs, and/or cause us not to be able to achieve targeted rental rates, which could negatively affect our financial condition, results of operations and/or reduce distributions.

We may acquire some properties with existing lock-out provisions, which may prohibit or inhibit us from selling a property for an indeterminate period of time, or may require us to maintain specified debt levels for a period of years on some properties.

Loan provisions could materially restrict us from selling or otherwise disposing of or refinancing properties. These provisions would affect our ability to turn our investments into cash and thus reduce cash available for distributions to you. Loan provisions may prohibit us from reducing the outstanding indebtedness with respect to properties, refinancing such indebtedness on a non-recourse basis at maturity, or increasing the amount of indebtedness with respect to such properties.

Loan provisions could impair our ability to take actions that would otherwise be in the best interests of our stockholders and, therefore, may have an adverse impact on the value of our stock, relative to the value that would result if the loan provisions did not exist. Without limitation, such loan provisions could preclude us from participating in major transactions that could result in a disposition of our assets or a change in control even though that disposition or change in control might be in the best interests of our stockholders.

Our investments could be adversely affected if a member of our Bluerock operating partner network performs poorly at one or more of our projects, which could adversely affect returns to our stockholders.

In general, we expect to rely on members of our operating partner network for the day-to-day management and development of our real estate investments. Members of our network are not fiduciaries to us, and generally will have limited capital invested in a project, if any. One or more members of our network may perform poorly in managing our project investments for a variety of reasons, including failure to properly adhere to budgets or properly implement the property business plan. A member of our network may also underperform for strategic reasons related to projects or assets that the partner is involved in with a Bluerock affiliate but not our Company. If a member of our network does not perform well, we may not be able to ameliorate the adverse effects of poor performance by terminating the partner and finding a replacement partner to manage our projects in a timely manner. In such an instance, the returns to our stockholders could be adversely affected.

Actions of our joint venture partners could subject us to liabilities in excess of those contemplated or prevent us from taking actions which are in the best interests of our stockholders, which could result in lower investment returns to our stockholders.

We have entered into, and in the future intend to enter into, joint ventures with affiliates and other third parties, including with members of our operating partner network, to acquire or improve properties. We may also purchase properties in partnerships, co-tenancies or other co-ownership arrangements. Such investments may involve risks not otherwise present when acquiring real estate directly, including, for example:

●	joint venturers may share certain approval rights over major decisions and reduce our flexibility to maximize project values or limit property costs;

●	that such co-venturer, co-owner or partner may at any time have economic or business interests or goals which are or which become inconsistent with our business interests or goals, including inconsistent goals relating to the timing of the sale of properties held in the joint ventures and/or the timing of termination or liquidation of joint venture;
●	the possibility that our co-venturer, co-owner or partner in an investment might become insolvent or bankrupt and thus be unable to fulfill its financial obligations to us in that investment;
●	the possibility that we may incur liabilities as a result of an action or omission by taken by our co-venturer, co-owner or partner;
●	that such co-venturer, co-owner or partner may be in a position to take action contrary to our instructions or requests or contrary to our policies or objectives, including our policy with respect to maintaining our qualification as a REIT;
●	disputes between us and our joint venturers may result in litigation or arbitration that would increase our expenses and prevent our officers and directors from focusing their time and effort on our business and result in subjecting the properties owned by the applicable joint venture to additional risk; or
●	under certain joint venture arrangements, neither venture partner may have the power to control the venture, and an impasse could be reached which might have a negative influence on the joint venture.

These events might subject us to costs or liabilities in excess of those contemplated and thus reduce your investment returns. If we have a right of first refusal or buy/sell right to buy out a co-venturer, co-owner or partner, we may be unable to finance such a buy-out if it becomes exercisable or we may be required to purchase such interest at a time when it might not otherwise be in our best interest to do so. If our ownership interest is subject to a buy/sell right, we may not have sufficient cash, available borrowing capacity or other capital resources to allow us to elect to purchase an interest of a co-venturer subject to the buy/sell right, in which case we may be forced to sell our interest as the result of the exercise of such right when we would otherwise prefer to keep our interest. Finally, we may not be able to sell our interest in a joint venture if or when we desire to exit the venture.

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

From inception of our Company through June 30, 2019, we had a cumulative net loss of $28.1 million. Our losses can be attributed, in part, to acquisition costs and depreciation and amortization expenses, which substantially reduced our income. We cannot assure you that, in the future, we will be profitable or that we will realize growth in the value of our assets.

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

We have very limited sources of capital other than cash from property operations and the net proceeds of offerings of our securities to meet our primary liquidity requirements. As a result, we may not be able to pay our liabilities and obligations when they come due other than with the net proceeds of an offering and depending on business conditions at the time we might not be able to effectuate an offering, which in either case may limit our ability to implement our business plan. In the past, we have relied on borrowing from affiliates to help finance our business activities. We have no current intention to borrow from affiliates, but we may do so in the future. However, there are no assurances that we will be able to borrow from affiliates in the future, or extend the maturity date of any loans that may be outstanding and due to affiliates.

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

Our Board may amend our charter from time to time to increase or decrease the aggregate number of shares of stock or the number of shares of stock of any class or series that we have authority to issue and may classify or reclassify any unissued common stock or preferred stock into other classes or series of stock and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends or other distributions, qualifications and terms or conditions of redemption of any such stock. Our Board has authorized a total of 250,000,000 shares of preferred stock for issuance, of which, as of December 31, 2020, there are issued and outstanding 2,201,547 shares of Series A Preferred Stock, 513,489 shares of Series B Preferred Stock, 2,295,845 shares of Series C Preferred Stock, 2,774,338 shares of Series D Preferred Stock, and 9,717,917 shares of Series T Preferred Stock, all of which are senior to our common stock with respect to priority of dividend payments and rights upon liquidation, dissolution or winding up. Our Board could also authorize the issuance of up to approximately 197,900,000 additional shares of preferred stock with terms and conditions that could have priority as to distributions and amounts payable upon liquidation over the rights of the holders of our common stock. Such preferred stock could also have the effect of delaying, deferring or preventing a change in control of us, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price to holders of our common stock.

We depend on our key employees. There is no guarantee that our key employees will remain employed with us for any specified period of time, and will not engage in competitive activities if they cease to be employed with us.

We depend on our key employees. In particular, our success depends to a significant degree upon the contributions of Messrs. Kamfar, Babb, MacDonald, Ruddy, Vohs, and DiFranco, who each entered into employment agreements with us, and Mr. Konig, who entered into a services agreement with us through his wholly-owned law firm, Konig & Associates, LLC, on substantially the same terms as the employment agreements. Each such agreement became effective upon the closing of the Internalization (except Mr. DiFranco’s, which became effective on November 5, 2018) and each (including Mr. DiFranco’s) had an initial term through and including December 31, 2020. Effective as of December 31, 2020, each of the employment agreements automatically renewed for a renewal term through and including December 31, 2021. The departure or the loss of the services of Messrs. Kamfar, Babb, MacDonald, Ruddy, Vohs, DiFranco or Konig could have a material adverse effect on our business, financial condition, results of operations and ability to effectively operate our business.

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

We are highly dependent on information systems and therefore systems failures, cybersecurity incidents or other technology disruptions could negatively impact our business.

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

Although no material incidents have occurred to date, we cannot be certain that our security efforts and measures will be effective or that our financial results will not be negatively impacted by such an incident should one occur.

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

Conflicts of interest exist between our interests and the interests of Bluerock and its affiliates.

Examples of these potential conflicts of interest include:

●	The possibility that certain of our officers and their respective affiliates will face conflicts of interest relating to the purchase and leasing of properties, and that such conflicts may not be resolved in our favor;
●	The possibility that the competing demands for the time of certain of our officers may result in them spending insufficient time on our business, which may result in our missing investment opportunities or having less efficient operations, which could reduce our profitability and result in lower distributions to you;

●	Some of our current investments, generally in development projects, have been made through joint venture arrangements with various investment funds affiliated with Bluerock (in addition to unaffiliated third parties), which arrangements were not the result of arm’s-length negotiations of the type normally conducted between unrelated co-venturers, and which could result in a disproportionate benefit to affiliates of Bluerock;
●	Competition for the time and services of Bluerock personnel that work for us and our affiliates under the Administrative Services Agreement; and
●	Determinations of rental expense sharing between Bluerock and us under the Leasehold Cost-Sharing Agreement.

Any of these and other conflicts of interest could have a material adverse effect on the returns on our investments, our ability to make distributions to stockholders and the trading price of our stock.

The ownership by our executive officers, of a significant portion of the outstanding shares of our common stock on a fully diluted basis could allow our executive officers to exert significant influence over our Company in a manner that may not be in the best interests of our other stockholders.

As of February 5, 2021, our executive officers beneficially own approximately 13.1% of our outstanding Class A common stock and Class C common stock on a fully diluted basis. As a result of our executive officers’ significant ownership in our Company, our executive officers will have significant influence over our affairs and could exercise such influence in a manner that is not in the best interests of our other stockholders, including with respect to matters submitted to our stockholders for approval such as the election of directors and any merger, consolidation or sale of all or substantially all of our assets. Our executive officers may have interests that differ from our other stockholders, and may accordingly vote in ways that may not be consistent with the interests of those other stockholders.

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

As of December 31, 2020, eleven of our investments in equity interests in real property have been made through joint venture arrangements with affiliates of Bluerock, as well as unaffiliated third parties. While we have no current expectation of investing in additional development projects with affiliates of Bluerock in the future, in the event such opportunities arise that we determine to be in the best interest of our stockholders, it is likely that we will work together with such Bluerock affiliates to apportion the investments among us and such other programs in accordance with the investment objectives of the various programs, with our Company initially taking a senior or preferred capital position to such affiliates in the development project and having the right to elect into common ownership with such programs under certain conditions. The negotiation of such investments will not be at arm’s-length and conflicts of interest will arise in the process. We cannot assure you that we will be as successful as we otherwise would be if we enter into joint venture arrangements with programs sponsored by Bluerock or with affiliates of Bluerock. It is possible that we could pay more for an asset in this type of transaction than we would pay in an arm’s-length transaction with an unaffiliated third party.

In addition, an affiliated co-venturer may have economic or business interests or goals that are or may become inconsistent with our business interests or goals. Since Bluerock and its affiliates have an interest in us and control any affiliated co-venturer, agreements and transactions between the co-venturers with respect to any such joint venture do not have the benefit of arm’s-length negotiation of the type normally conducted between unrelated co-venturers.

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

As of December 31, 2020, we had approximately $372.1 million of mortgages payable and revolving credit facilities outstanding that are indexed to the London Interbank Offered Rate (“LIBOR”). In July 2017, the United Kingdom regulator that regulates LIBOR announced its intention to phase out LIBOR rates by the end of 2021. The Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions, has proposed replacing USD-LIBOR with a new index calculated by short-term repurchase agreements — the Secured Overnight Financing Rate (“SOFR”). At this time, no consensus exists as to what rate or rates may become accepted alternatives to LIBOR, and it is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR, whether LIBOR rates will cease to be published or supported before or after 2021 or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Such developments and any other legal or regulatory changes in the method by which LIBOR is determined or the transition from LIBOR to a successor benchmark may result in, among other things, a sudden or prolonged increase or decrease in LIBOR, a delay in the publication of LIBOR, and changes in the rules or methodologies in LIBOR, which may discourage market participants from continuing to administer or to participate in LIBOR’s determination and, in certain situations, could result in LIBOR no longer being determined and published. If a published U.S. dollar LIBOR rate is unavailable after 2021, the interest rates on our mortgages payable and revolving credit facilities that are indexed to LIBOR will be determined using various alternative methods, any of which may result in interest obligations which are more than or do not otherwise correlate over time with the payments that would have been made on such debt if U.S. dollar LIBOR was available in its current form. Further, the same costs and risks that may lead to the unavailability of U.S. dollar LIBOR may make one or more of the alternative methods impossible or impracticable to determine. Any of these proposals or consequences could have a material adverse effect on our financing costs, and as a result, our financial condition, operating results and cash flows.

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

Fannie Mae and Freddie Mac are major sources of financing for the multifamily sector and both have historically experienced losses due to credit-related expenses, securities impairments and fair value losses. If new U.S. government regulations (i) heighten Fannie Mae’s and Freddie Mac’s underwriting standards, (ii) adversely affect interest rates, or (iii) reduce the amount of capital they can make available to the multifamily sector, it could reduce or remove entirely a vital resource for multifamily financing. Any potential reduction in loans, guarantees and credit-enhancement arrangements from Fannie Mae and Freddie Mac could jeopardize the effectiveness of the multifamily sector’s available financing and decrease the amount of available liquidity and credit that could be used to acquire and diversify our portfolio of multifamily assets, and thus could materially adversely affect our financial condition, results of operations and ability to make distributions to our investors.

Volatility in and regulation of the commercial mortgage-backed securities market has limited and may continue to impact the pricing of secured debt.

As a result of the past crisis in the residential mortgage-backed securities markets, the most recent global recession and some occasional market concerns over its ability to refinance or repay existing commercial mortgage-backed securities as they come due, liquidity previously provided by the commercial mortgage-backed securities and collateralized debt obligations markets has significantly decreased. In addition, the Dodd-Frank Wall Street Reform and Consumer Protection Act imposes significant new regulations related to the mortgage backed securities industry and market participants, which has contributed to uncertainty in the market. The volatility in the commercial mortgage-backed securities market could result in the following adverse effects on our incurrence of secured debt, which could have a materially negative impact on our financial condition, results of operations, cash flow and cash available for distribution:

●	higher loan spreads;
●	tighter loan covenants;
●	reduced loan to value ratios and resulting borrower proceeds; and
●	higher amortization and reserve requirements.

Some of our mortgage loans may have “due on sale” provisions, which may impact the manner in which we acquire, sell and/or finance our properties.

We may obtain financing with “due-on-sale” and/or “due-on-encumbrance” clauses when financing our properties. Due-on-sale clauses in mortgages allow a mortgage lender to demand full repayment of the mortgage loan if the borrower sells the mortgaged property. Similarly, due-on-encumbrance clauses allow a mortgage lender to demand full repayment if the borrower uses the real estate securing the mortgage loan as security for another loan. In such event, we may be required to sell our properties on an all-cash basis, which may make it more difficult to sell the property or reduce the selling price.

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

In obtaining certain nonrecourse loans, we may provide standard carve-out guaranties. These guaranties are only applicable if and when the borrower directly, or indirectly through agreement with an affiliate, joint venture partner or other third party, voluntarily files a bankruptcy or similar liquidation or reorganization action or takes other actions that are fraudulent or restricted (commonly referred to as “bad boy” guaranties). Although we believe that “bad boy” carve-out guaranties are not guaranties of payment in the event of foreclosure or other actions of the foreclosing lender that are beyond the borrower’s control, some lenders in the real estate industry have recently sought to make claims for payment under such guaranties. In the event such a claim were made against us under a “bad boy” carve-out guaranty following a foreclosure, and such claim were successful, our business and financial results could be materially adversely affected.

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

The price of shares of our Class A common stock could be subject to wide fluctuations in response to a number of factors, including those listed in this “Risk Factors” section and others such as:

●	the impacts of the COVID-19 pandemic, or the future outbreak of other highly infectious or contagious diseases, on our financial condition, results of operations, cash flows and performances;
●	our operating performance and the performance of other similar companies;
●	actual or anticipated differences in our quarterly operating results;
●	changes in our revenues or earnings estimates or recommendations by securities analysts;
●	publication of research reports about us, the apartment real estate sector, apartment tenants or the real estate industry;
●	increases in market interest rates, which may lead investors to demand a higher distribution yield for shares of our Class A common stock, and would result in increased interest expenses on our debt;
●	the current state of the credit and capital markets, and our ability and the ability of our tenants to obtain financing;
●	additions and departures of key personnel;
●	increased competition in the multifamily real estate business in our target markets;
●	the passage of legislation or other regulatory developments that adversely affect us or our industry;
●	speculation in the press or investment community;
●	equity issuances by us (including the issuances of OP and LTIP Units), or common stock resales by our stockholders, or the perception that such issuances or resales may occur;
●	actual, potential or perceived accounting problems;
●	changes in accounting principles;
●	failure to qualify as a REIT;
●	terrorist acts, natural or man-made disasters or threatened or actual armed conflicts; and
●	general market and local, regional and national economic conditions, particularly in our target markets, including factors unrelated to our performance.

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

Our organizational documents permit us to make distributions from any source, including the net proceeds from an offering. There is no limit on the amount of offering proceeds we may use to pay distributions. We have funded and may continue to fund distributions from the net proceeds of our offerings, borrowings and the sale of assets to the extent distributions exceed our earnings or cash flows from operations. While our policy is generally to pay distributions from cash flow from operations, our distributions through December 31, 2020 have been paid from proceeds from our underwritten and continuous offerings and at the market (“ATM”) offerings, and sales of assets, and may in the future be paid from additional sources, such as from borrowings. To the extent we fund distributions from sources other than cash flow from operations, such distributions may constitute a return of capital and we will have fewer funds available for the acquisition of properties and your overall return may be reduced. Further, to the extent distributions exceed our earnings and profits, a stockholder’s basis in our stock will be reduced and, to the extent distributions exceed a stockholder’s basis, the stockholder will be required to recognize capital gain.

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

As of December 31, 2020, we have issued and outstanding 2,201,547 shares of Series A Preferred Stock, 513,489 shares of Series B Preferred Stock, 2,295,845 shares of Series C Preferred Stock, 2,774,338 shares of Series D Preferred Stock and 9,717,917 shares of Series T Preferred Stock, and are offering up to an additional 22,275,761 shares of Series T Preferred Stock in our continuous offering, all of which are senior to our common stock with respect to priority of dividend payments and rights upon liquidation, dissolution or winding up. The Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock may limit our ability to make distributions to holders of our Class A common stock. In the future, we may issue debt or additional preferred equity securities or incur other borrowings. Upon our liquidation, holders of our debt securities, other loans and Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock and additional preferred stock, if any, will receive a distribution of our available assets before common stockholders. Any additional preferred stock, if issued, likely will also have a preference on periodic distribution payments, which could eliminate or otherwise limit our ability to make distributions to holders of our Class A common stock and Class C common stock. Holders of shares of our Class A common stock bear the risk that our future issuances of debt or equity securities, including Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock or our incurrence of other borrowings may negatively affect the trading price of our Class A common stock.

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

As of December 31, 2020, our total long-term mortgage indebtedness was approximately $1,534.6 million and our credit facilities were approximately $33.0 million, and we may incur significant additional debt in the future. Each of the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series T Preferred Stock is subordinate to all of our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. In addition, our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and as of December 31, 2020, we have issued and outstanding 2,201,547 shares of Series A Preferred Stock, 513,489 shares of

Series B Preferred Stock, 2,295,845 shares of Series C Preferred Stock, 2,774,338 shares of Series D Preferred Stock and 9,717,917 shares of Series T Preferred Stock. The issuance of additional preferred stock on parity with or senior to any or all of the foregoing series of preferred stock would dilute the interests of the holders of shares of preferred stock of the applicable series, and any issuance of preferred stock senior to the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock or Series T Preferred Stock or any issuance of additional indebtedness, could affect our ability to pay dividends on, redeem or pay the liquidation preference on any or all of the foregoing series of preferred stock. We may issue preferred stock on parity with any or all of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and/or Series T Preferred Stock without the consent of the holders of shares of preferred stock of the applicable series. Other than the Asset Coverage Ratio (as defined below) with respect to the Series A Preferred Stock and Series C Preferred Stock and the right of holders to cause us to redeem the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock or Series T Preferred Stock or to convert the Series D Preferred Stock, upon a Change of Control/Delisting (as defined below), none of the provisions relating to any of the foregoing series of preferred stock relate to or limit our indebtedness or afford the holders of shares thereof protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of such shares.

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

Although dividends on each of the Series A Preferred Stock, on the Series B Preferred Stock, on the Series C Preferred Stock, on the Series D Preferred Stock and on the Series T Preferred Stock are cumulative, our Board must approve the actual payment of such distributions. Our Board can elect at any time or from time to time, and for an indefinite duration, not to pay any or all accrued distributions. Our Board could do so for any reason, and may be prohibited from doing so in the following instances:

●	poor historical or projected cash flows;

●	the need to make payments on our indebtedness;
●	concluding that payment of distributions on any or all such series of preferred stock would cause us to breach the terms of any indebtedness or other instrument or agreement; or
●	determining that the payment of distributions would violate applicable law regarding unlawful distributions to stockholders.

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

We may voluntarily redeem some or all of the Series A Preferred Stock solely for cash, on or after October 21, 2020. We may also voluntarily redeem some or all of the Series B Preferred Stock, for cash or equal value of shares of our Class A common stock, two years after the issuance date. In addition, we may voluntarily redeem some or all of the Series C Preferred Stock, solely for cash, on or after July 19, 2021. Finally, we may voluntarily redeem some or all of the Series D Preferred Stock solely for cash, on or after October 13, 2021. We may also voluntarily redeem some or all of the Series T Preferred Stock, for cash or equal value of shares of our Class A common stock, two years after the issuance date. Any such redemptions may occur at a time that is unfavorable to holders of such preferred stock. As of December 31, 2020, the Company has initiated and consummated the redemption of a total of (a) 3,356,845 shares of Series A Preferred Stock for cash, and (b) 23,107 shares of Series B Preferred Stock through the issuance of 1,947,654 shares of Class A common stock. We may have an incentive to voluntarily redeem additional shares of Series A Preferred Stock or Series B Preferred Stock, and/or to voluntarily redeem shares of Series C Preferred Stock, Series D Preferred Stock or Series T Preferred Stock, if market conditions allow us to issue other preferred stock or debt securities at an interest or distribution rate that is lower than the distribution rate on the applicable series of preferred stock. Given the potential for early redemption of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock, holders of such shares may face an increased reinvestment risk, which is the risk that the return on an investment purchased with proceeds from the sale or redemption of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock or Series T Preferred Stock may be lower than the return previously obtained from the investment in such shares.

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

A “Change of Control/Delisting” is when, after the original issuance of the Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock or Series T Preferred Stock any of the following has occurred and is continuing:

●	a “person” or “group” within the meaning of Section 13(d) of the Securities Exchange Act of 1934, as amended (the Exchange Act”), other than our Company, its subsidiaries, and its and their employee benefit plans, has become the direct or indirect “beneficial owner,” as defined in Rule 13d-3 under the Exchange Act, of our common equity representing more than 50% of the total voting power of all outstanding shares of our common equity that are entitled to vote generally in the election of directors, with the exception of the formation of a holding company;
●	consummation of any share exchange, consolidation or merger of our Company or any other transaction or series of transactions pursuant to which our common stock will be converted into cash, securities or other property, other than any such transaction where the shares of our common stock outstanding immediately prior to such transaction constitute, or are converted into or exchanged for, a majority of the common stock of the surviving person or any direct or indirect parent company of the surviving person immediately after giving effect to such transaction;
●	any sale, lease or other transfer in one transaction or a series of transactions of all or substantially all of the consolidated assets of our Company and its subsidiaries, taken as a whole, to any person other than one of the Company’s subsidiaries;
●	our stockholders approve any plan or proposal for the liquidation or dissolution of our Company;
●	our Class A common stock ceases to be listed or quoted on a national securities exchange in the United States; or
●	at least a majority of our Board ceases to be constituted of directors who were either a member of our Board on October 21, 2015 (February 24, 2016 for Series B Preferred Stock, and November 13, 2019 for Series T Preferred Stock), or who became a member of our Board subsequent to that date and whose appointment, election or nomination for election by our stockholders was duly approved by a majority of the continuing directors on our Board at the time of such approval, either by a specific vote or by approval of the proxy statement issued by our Company on behalf of our Board in which such individual is named as nominee for director (each, a “Continuing Director”).

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

We will have the ability to call the outstanding shares of Series B Preferred Stock or Series T Preferred Stock after two years from the date of original issuance of such shares of Series B Preferred Stock or Series T Preferred Stock. At that time, we will have the right to redeem, at our option, the outstanding shares of Series B Preferred Stock or Series T Preferred Stock, in whole or in part, at 100% of the Stated Value per share, plus an amount equal to any accrued and unpaid dividends. As of December 31, 2020, the Company has initiated and consummated the redemption of a total of 23,107 shares of Series B Preferred Stock through the issuance of 1,947,654 shares of Class A common stock.

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

A “Change of Control” is when, (i) after the initial issuance of the Series B Preferred Stock (for purposes of the Series B Preferred Stock), or (ii) after the initial issuance of the Series T Preferred Stock (for purposes of the Series T Preferred Stock), any of the following has occurred and is continuing:

●	a “person” or “group” within the meaning of Section 13(d) of the Exchange Act, other than our Company, its subsidiaries, and its and their employee benefit plans, has become the direct or indirect “beneficial owner,” as defined in Rule 13d-3 under the Exchange Act, of our common equity representing more than 50% of the total voting power of all outstanding shares of our common equity that are entitled to vote generally in the election of directors, with the exception of the formation of a holding company;

●	consummation of any share exchange, consolidation or merger of our Company or any other transaction or series of transactions pursuant to which our Class A common stock will be converted into cash, securities or other property, (1) other than any such transaction where the shares of our Class A common stock outstanding immediately prior to such transaction constitute, or are converted into or exchanged for, a majority of the common stock of the surviving person or any direct or indirect parent company of the surviving person immediately after giving effect to such transaction, and (2) expressly excluding any such transaction preceded by our Company’s acquisition of the capital stock of another company for cash, securities or other property, whether directly or indirectly through one of our subsidiaries, as a precursor to such transactions; or
●	at least a majority of our Board ceases to be constituted of directors who were either (A) a member of our Board on (i) February 24, 2016, for purposes of the Series B Preferred Stock, or (ii) November 13, 2019, for purposes of the Series T Preferred Stock, or (B) who became a member of our Board subsequent to such applicable date and whose appointment, election or nomination for election by our stockholders was duly approved by a majority of the continuing directors on our Board at the time of such approval, either by a specific vote or by approval of the proxy statement issued by our Company on behalf of our Board in which such individual is named as nominee for director.

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

If we fail to qualify as a REIT in any taxable year, we will face serious tax consequences that will substantially reduce the funds available for distributions to our stockholders because:

●	we would not be able to deduct dividends paid to stockholders in computing our taxable income and would be subject to U.S. federal income tax at regular corporate rates;
●	we could be subject to possibly increased state and local taxes; and
●	unless we are entitled to relief under certain U.S. federal income tax laws, we could not re-elect REIT status until the fifth calendar year after the year in which we failed to qualify as a REIT.

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

Neither ordinary nor capital gain distributions with respect to our stock nor gain from the sale of stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

●	under certain circumstances, part of the income and gain recognized by certain qualified employee pension trusts with respect to our stock may be treated as unrelated business taxable income if our stock is predominately held by qualified employee pension trusts, such that we are a “pension-held” REIT (which we do not expect to be the case);
●	part of the income and gain recognized by a tax exempt investor with respect to our stock would constitute unrelated business taxable income if such investor incurs debt in order to acquire the stock; and
●	part or all of the income or gain recognized with respect to our stock held by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under Sections 501(c)(7), (9), (17) or (20) of the Code may be treated as unrelated business taxable income.

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

Special considerations apply to the purchase of stock or holding of Warrants by employee benefit plans subject to the fiduciary rules of Title I of the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), including pension or profit sharing plans and entities that hold assets of such plans, which we refer to as ERISA Plans, and plans and accounts that are not subject to ERISA, but are subject to the prohibited transaction rules of Section 4975 of the Code, including IRAs, Keogh Plans, and medical savings accounts. (Collectively, we refer to ERISA Plans and plans subject to Section 4975 of the Code as “Benefit Plans” or “Benefit Plan Investors”). If you are investing the assets of any Benefit Plan, you should consider whether:

●	your investment will be consistent with your fiduciary obligations under ERISA and the Code;
●	your investment will be made in accordance with the documents and instruments governing the Benefit Plan, including the Benefit Plan’s investment policy;
●	your investment will satisfy the prudence and diversification requirements of Sections 404(a)(1)(B) and 404(a)(1)(C) of ERISA, if applicable, and other applicable provisions of ERISA and the Code;
●	your investment will impair the liquidity of the Benefit Plan;
●	your investment will produce “unrelated business taxable income” for the Benefit Plan;
●	you will be able to value the assets of the plan annually in accordance with ERISA requirements and applicable provisions of the Benefit Plan;
●	you will be able to satisfy plan liquidity requirements as there may be only a limited market to sell or otherwise dispose of our stock; and
●	your investment will constitute a non-exempt prohibited transaction under Section 406 of ERISA or Section 4975 of the Code.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.       Properties

As of December 31, 2020, we owned interests in fifty-nine real estate properties, consisting of thirty-seven consolidated operating properties and twenty-two properties held through preferred equity, mezzanine loan and ground lease investments. Of the property interests held through preferred equity, mezzanine loan and ground lease investments, five are under development, three are in lease-up and fourteen properties are stabilized. The following tables provide summary information regarding our consolidated operating properties and preferred equity and mezzanine loan investments.

Consolidated Operating Properties

	Number of	Year		Average
Multifamily Community, Name, Location	Units	Built/Renovated (1)	Ownership	Rent (2)		Occupancy % (3)
ARIUM Glenridge, Atlanta, GA	480	1990	90%	$1,289		95.4%
ARIUM Grandewood, Orlando, FL	306	2005	100%	1,407		93.1%
ARIUM Hunter’s Creek, Orlando, FL	532	1999	100%	1,413		95.7%
ARIUM Metrowest, Orlando, FL	510	2001	100%	1,406		93.9%
ARIUM Westside, Atlanta, GA	336	2008	90%	1,442		94.3%
Ashford Belmar, Lakewood, CO	512	1988/1993	85%	1,677		96.5%
Avenue 25, Phoenix, AZ	254	2013	100%	1,239		94.9%
Carrington at Perimeter Park, Morrisville, NC	266	2007	100%	1,247		95.9%
Chattahoochee Ridge, Atlanta, GA	358	1996	90%	1,388		96.6%
Chevy Chase, Austin, TX	320	1971	92%	964		98.1%
Cielo on Gilbert, Mesa, AZ	432	1985	90%	1,050		95.4%
Citrus Tower, Orlando, FL	336	2006	97%	1,364		96.4%
Denim, Scottsdale, AZ	645	1979	100%	1,236		96.6%
Elan, Austin, TX	270	2007	100%	1,133		93.7%
Element, Las Vegas, NV	200	1995	100%	1,250		97.5%
Falls at Forsyth, Cumming, GA	356	2019	100%	1,412		95.5%
Gulfshore Apartment Homes, Naples, FL	368	2016	100%	1,292		95.4%
James on South First, Austin, TX	250	2016	90%	1,348		93.6%
Marquis at the Cascades, Tyler, TX	582	2009	90%	1,214		96.0%
Navigator Villas, Pasco, WA	176	2013	90%	1,133		94.9%
Outlook at Greystone, Birmingham, AL	300	2007	100%	1,072		96.3%
Park & Kingston, Charlotte, NC	168	2015	100%	1,280		96.4%
Pine Lakes Preserve, Port St. Lucie, FL	320	2003	100%	1,377		96.9%
Plantation Park, Lake Jackson, TX	238	2016	80%	1,261		91.2%
Providence Trail, Mount Juliet, TN	334	2007	100%	1,260		95.8%
Roswell City Walk, Roswell, GA	320	2015	98%	1,584		94.4%
Sands Parc, Daytona Beach, FL	264	2017	100%	1,362		95.8%
The Brodie, Austin, TX	324	2001	100%	1,315		95.4%
The District at Scottsdale, Scottsdale, AZ	332	2018	100%	1,650		91.3%
The Links at Plum Creek, Castle Rock, CO	264	2000	88%	1,461		93.9%
The Mills, Greenville, SC	304	2013	100%	1,052		96.4%
The Preserve at Henderson Beach, Destin, FL	340	2009	100%	1,481		94.1%
The Reserve at Palmer Ranch, Sarasota, FL	320	2016	100%	1,350		95.9%
The Sanctuary, Las Vegas, NV	320	1988	100%	1,084		97.2%
Veranda at Centerfield, Houston, TX	400	1999	93%	1,017		94.8%
Villages of Cypress Creek, Houston, TX	384	2001	80%	1,174		94.8%
Wesley Village, Charlotte, NC	301	2010	100%	1,367		95.7%
Total/Average (4)	12,722			$1,315	(4)	95.4%
(1)	Represents date of last significant renovation or year built if no renovations.
(2)	Represents the average effective monthly rent per occupied unit for all occupied units for the three months ended December 31, 2020. Total concessions for the three months ended December 31, 2020 amounted to approximately $0.6 million.

(3)	Percent occupied is calculated as (i) the number of units occupied as of December 31, 2020, divided by (ii) total number of units, expressed as a percentage.
(4)	The average effective monthly rent including sold properties was $1,318, for the three months ended December 31, 2020.

Preferred Equity, Mezzanine Loan and Ground Lease Investments

			Total
			Actual/		Actual/
		Actual/	Estimated		Estimated	Actual/	Actual/	Pro
		Planned	Construction	Cost to	Construction	Estimated	Estimated	Forma
		Number	Cost	Date	Cost Per	Initial	Construction	Average
Multifamily Community Name	Location	of Units	(in millions)	(in millions)	Unit	Occupancy	Completion	Rent (1)
Lease-up Investments
Motif	Fort Lauderdale, FL	385	138.4	133.5	359,481	1Q20	2Q20	$2,352
The Conley	Leander, TX	259	44.0	38.4	169,884	2Q20	4Q20	1,358
Wayford at Concord	Concord, NC	150	33.5	29.5	223,333	1Q20	4Q20	1,707
Total lease-up units		794
Development Investments
Zoey	Austin, TX	307	59.5	29.7	193,811	1Q22	2Q22	1,762
Reunion Apartments	Orlando, FL	280	47.6	18.6	170,000	1Q22	3Q22	1,366
The Park at Chapel Hill	Chapel Hill, NC	414	99.2	32.5	239,614	3Q21	4Q22	1,599
Avondale Hills	Decatur, GA	240	51.8	10.8	215,833	1Q23	1Q23	1,538
Encore Chandler	Chandler, AZ	208	47.7	7.0	229,327	1Q23	2Q23	1,457
Total development units		1,449

		Number	Average
Multifamily Community Name	Location	of Units	Rent (1)
Operating Investments (2)
Alexan CityCentre	Houston, TX	340	$1,513
Alexan Southside Place	Houston, TX	270	1,639
Belmont Crossing	Smyrna, GA	192	831
Domain at The One Forty	Garland, TX	299	1,282
Georgetown Crossing	Savannah, GA	168	1,006
Hunter’s Pointe	Pensacola, FL	204	975
Mira Vista	Austin, TX	200	1,078
Park on the Square	Pensacola, FL	240	1,121
Sierra Terrace	Atlanta, GA	135	1,215
Sierra Village	Atlanta, GA	154	1,212
The Commons	Jacksonville, FL	328	896
Thornton Flats	Austin, TX	104	1,541
Vickers Historic Roswell	Roswell, GA	79	2,783
Water’s Edge	Pensacola, FL	184	1,118
Total operating units		2,897
Total		5,140	$1,443
(1)	For lease-up and development investments, represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization. For operating investments, represents the average effective monthly rent per occupied unit.
(2)	Stabilized operating properties in which we have a preferred equity investment or equity interest. See Note 7 — Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures in our financial statements for further information.

Item 3.       Legal Proceedings

We are not party to, and none of our properties are subject to, any material pending legal proceeding.

Item 4.       Mining Safety Disclosures

Not applicable.

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our shares of Class A common stock are traded on the NYSE American under the symbol “BRG.”

On February 5, 2021, the closing price of our Class A common stock, as reported on the NYSE American, was $11.27.

	Period Ending
Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Bluerock Residential Growth REIT, Inc.	100.00	127.59	103.70	99.31	140.40	161.02
Russell 3000 Index	100.00	112.74	136.56	129.40	169.54	204.95
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36
SNL U.S. REIT Equity Index	100.00	108.88	118.00	112.46	144.54	137.09
MSCI U.S. REIT Index	100.00	108.60	114.11	108.89	137.03	126.65

Stockholder Information

As of February 5, 2021, we had approximately 22,836,332 shares of Class A common stock outstanding held by a total of 565 stockholders, one of which is the holder for all beneficial owners who hold in street name.

Distributions

Future distributions paid by the Company will be at the discretion of our Board and will depend upon the actual cash flow of the Company, its financial condition, capital requirements, the annual distribution requirements under the REIT provisions of the Code and such other factors as our Board deems relevant.

Distributions paid on our Class A common shares, Class C common shares, OP Units and LTIP Units that are entitled to receive distribution equivalents when dividends are paid on the common stock, by quarter for the years ended December 31, 2020 and 2019, respectively, were as follows (amounts in thousands, except per share amounts):

	Distributions
	Declared
	Per Share	Total Paid
2019
First Quarter	$0.1625	$5,132
Second Quarter	0.1625	5,105
Third Quarter	0.1625	4,967
Fourth Quarter	0.1625	5,010
Total	$0.6500	$20,214
2020
First Quarter	$0.1625	$5,212
Second Quarter	0.1625	5,359
Third Quarter	0.1625	5,520
Fourth Quarter	0.1625	5,550
Total	$0.6500	$21,641

2021
First Quarter	$—	$5,178

On January 13, 2021, our Board authorized, and we declared monthly dividends for the first quarter of 2021 equal to a monthly rate of $5.00 per share on our Series B Preferred Stock, payable monthly to the stockholders of record as of January 25, 2021, February 25, 2021 and March 25, 2021, which was paid in cash on February 5, 2021, and which will be paid in cash on March 5, 2021 and April 5, 2021, respectively.

On January 13, 2021, our Board authorized, and we declared monthly dividends for the first quarter of 2021 equal to a monthly rate of $0.128125 per share on our Series T Preferred Stock, payable monthly to the stockholders of record as of January 25, 2021, February 25, 2021 and March 25, 2021, which was paid in cash on February 5, 2021, and which will be paid in cash on March 5, 2021 and April 5, 2021, respectively. Newly-issued shares of Series T Preferred Stock held for only a portion of the applicable monthly dividend period will receive a prorated Series T Preferred Stock dividend based on the actual number of days in the applicable dividend period during which each shares of Series T Preferred Stock was outstanding.

Distributions paid for the years ended December 31, 2020, 2019 and 2018, respectively, were funded from cash provided by operating activities except with respect to $8.7 million and $3.4 million for the years ended 2020 and 2019, respectively, which was funded from sales of real estate, borrowings, and/or proceeds from our equity offerings.

Although we may use alternative sources of cash to fund distributions in a given period, we expect that distribution requirements for an entire year will be met with cash flows from operating activities.

	Year Ended December 31,
	2020	2019	2018

	(In thousands)
Cash provided by operating activities	$74,475	$63,331	$64,455

Cash distributions to preferred stockholders	(59,183)	(45,075)	(35,014)
Cash distributions to common stockholders	(15,771)	(14,850)	(13,952)
Cash distributions to noncontrolling interests, excluding $5.5 million and $2.3 million from sale of real estate investments in 2020 and 2019, respectively	(8,227)	(6,806)	(6,298)
Total distributions	$(83,181)	$(66,731)	$(55,264)

(Shortfall) excess	$(8,706)	$(3,400)	$9,191
Proceeds from sale of real estate assets	$50,734	$—	$—
Net proceeds from sale of real estate assets, net of noncontrolling distributions of $5.5 million and $2.3 million in 2020 and 2019, respectively	$70,706	$95,881	$—

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

On August 9, 2018, our Board adopted, and on September 28, 2018 our stockholders approved, the third amendment and restatement of the 2014 Individuals Plan (the “Third Amended 2014 Individuals Plan”) and the 2014 Entities Plan (the “Third Amended 2014 Entities Plan,” and together with the Third Amended 2014 Individuals Plan, the “Third Amended 2014 Incentive Plans,” and together with the 2014 Incentive Plans, the “Incentive Plans”), which superseded and replaced in their entirety the 2014 Incentive Plans.

On July 23, 2020, our Board adopted, and on September 8, 2020 our stockholders approved, the fourth amendment and restatement of the 2014 Individuals Plan (the “Fourth Amended 2014 Individuals Plan”) and the 2014 Entities Plan (the “Fourth Amended 2014 Entities Plan,” and together with the Fourth Amended 2014 Individuals Plan, the “Fourth Amended 2014 Incentive Plans,” and together with the 2014 Incentive Plans, the “Incentive Plans”), which superseded and replaced in their entirety the 2014 Incentive Plans. Under the Fourth Amended 2014 Incentive Plans, we have authorized an additional 3,000,000 shares of Class A common stock, for an aggregate 6,800,000 shares of our common stock for issuance. As of February 5, 2021, there were 2,332,337 shares available for future issuance.

The purpose of the Fourth Amended 2014 Incentive Plans is to attract and retain independent directors, executive officers and other key employees, including officers and employees of our Operating Partnership and their affiliates, and other service providers. The Fourth Amended 2014 Incentive Plans provide for the grant of options to purchase shares of our common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards.

Administration of the Fourth Amended 2014 Incentive Plans

The Fourth Amended 2014 Incentive Plans are administered by the compensation committee of our Board, except that the Fourth Amended 2014 Incentive Plans will be administered by our Board with respect to awards made to directors who are not employees. This summary uses the term “administrator” to refer to the compensation committee or our Board, as applicable. The administrator will approve who will receive grants under the Fourth Amended 2014 Incentive Plans, determine the type of award that will be granted and will specify the number of shares of our Class A Common Stock subject to each grant.

Eligibility

Employees and officers of our Company and our affiliates (including employees of our Operating Partnership) and members of our Board are eligible to receive grants under the Fourth Amended 2014 Individuals Plan. In addition, individuals who provide significant services to us or an affiliate, including individuals who provide services to us or an affiliate by virtue of employment with, or providing services to, our Operating Partnership may receive grants under the Fourth Amended 2014 Individuals Plan.

Entities that provide significant services to us or our affiliates, including our Operating Partnership, may receive grants under the Fourth Amended 2014 Entities Plan in the discretion of the administrator.

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our Fourth Amended 2014 Incentive Plans, as of December 31, 2020.

Number of
	Securities to Be	Weighted-
	Issued Upon	Average	Number of
	Exercise of	Exercise Price	Securities
	Outstanding	of Outstanding	Remaining
	Options,	Options,	Available for
	Warrants, and	Warrants, and	Future
Plan Category	Rights	Rights	Issuance
Equity compensation plans approved by security holders	—	—	3,192,865
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	3,192,865

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

Unregistered Sales of Equity Securities

We previously disclosed our issuances during the years ended December 31, 2020, 2019 and 2018 of equity securities that were not registered under the Securities Act of 1933, as amended, in our Current Reports on Form 8-K and amendments thereto on Form 8-K/A, as applicable, filed with the Securities and Exchange Commission (the “SEC”) on January 5, 2018, February 22, 2018, May 14, 2018, August 13, 2018, October 9, 2018, November 9, 2018, January 4, 2019, February 21, 2019, May 10, 2019, August 13, 2019, November 8, 2019, and January 6, 2020, February 20, 2020, April 16, 2020, May 15, 2020, May 27, 2020, August 12, 2020, and November 6, 2020.

Issuer Purchases of Equity Securities

			Total	Maximum
			Number of	Dollar
			Shares	Value of
	Total	Weighted	Purchased as	Shares that
	Number of	Average	Part of the	May Yet Be
	Shares	Price Paid	Publicly	Purchased
Period	Purchased	Per Share	Announced Plan	Under the Plan (1)
Class A Common Stock
January 1, 2020 through January 31, 2020	9,280	$11.80	9,280	$49,208,151
February 1, 2020 through February 28, 2020	631,568	11.63	631,568	41,861,892
March 1, 2020 through March 31, 2020	387,445	10.71	387,445	37,710,717
April 1, 2020 through August 31, 2020	—	—	—	31,609,458
September 1, 2020 through September 30, 2020	103,574	7.30	103,574	30,853,055
October 1, 2020 through October 31, 2020	879,597	8.28	879,597	23,570,198
November 1, 2020 through November 5, 2020	200,778	8.73	200,778	21,817,811
Total Class A Common Stock	2,212,242	9.67	2,212,242

Series A Preferred Stock
Jan 1, 2020 through April 30, 2020	—	—	—	37,710,717
May 1, 2020 through May 31, 2020	106,230	22.19	106,230	35,109,392
June 1, 2020 through June 30, 2020	56,838	24.07	56,838	31,609,458
Total Series A Preferred Stock	163,068	22.84	163,068

Series C Preferred Stock
Jan 1, 2020 through April 30, 2020	—	—	—	37,710,717
May 1, 2020 through May 31, 2020	6,494	21.65	6,494	35,109,392
June 1, 2020 through June 30, 2020	21,411	23.41	21,411	31,609,458
Total Series C Preferred Stock	27,905	23.00	27,905

Series D Preferred Stock
Jan 1, 2020 through April 30, 2020	—	—	—	37,710,717
May 1, 2020 through May 31, 2020	4,900	21.22	4,900	35,109,392
June 1, 2020 through June 30, 2020	71,364	22.85	71,364	31,609,458
Total Series D Preferred Stock	76,264	22.75	76,264

2020 – Under New Repurchase Plans (2)
Class A Common Stock
November 6, 2020 through November 30, 2020	544,472	9.42	544,472	$69,869,732
December 1, 2020 through December 31, 2020	1,227,128	11.25	1,227,128	56,064,073
Total Class A Common Stock	1,771,600	10.69	1,771,600
Total	4,251,079		4,251,079
(1)	In each case, dollar values also reflect repurchases of any other class(es) or series of our stock during the corresponding period.
(2)	Includes shares repurchased on or after November 6, 2020 pursuant to the new stock repurchase plans authorized by the Board on October 29, 2020 for up to an aggregate of $75 million in shares of Class A common stock, Series A Preferred Stock, Series C Preferred Stock and/or Series D Preferred Stock. The new repurchase plans were effective on November 6, 2020 (the date after the Company’s filing of its quarterly report on Form 10-Q for the third quarter of 2020).

Item 6.      Selected Financial Data

The following table sets forth our selected consolidated financial data and should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) included elsewhere in this report.

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(In thousands, except share and per share amounts)
Operating Data:
Total revenue	$219,848	$209,971	$184,716	$123,576	$81,334
Operating income (loss)	30,814	36,707	29,688	(44,647)	(1,032)
Preferred returns on unconsolidated real estate joint ventures	11,250	9,797	10,312	10,336	11,632
Gain on sale of real estate investments	59,508	48,680	—	50,163	4,947
Gain on revaluation of equity on business combination	—	—	—	—	3,761
Gain on sale of real estate joint venture interests, net	—	—	—	10,262	—
Net income (loss)	14,723	29,119	(15,275)	(7,028)	(2,974)
Net (loss) income attributable to noncontrolling interests	(15,917)	(7,624)	(14,123)	8,617	1,355
Preferred share dividends	(58,463)	(46,159)	(35,637)	(27,023)	(13,763)
Net (loss) income attributable to common stockholders	(44,674)	(19,751)	(42,759)	(45,679)	(18,985)

Loss per common share,basic	$(1.91)	$(0.91)	$(1.82)	$(1.79)	$(0.91)
Loss per common share, diluted	$(1.91)	$(0.91)	$(1.82)	$(1.79)	$(0.91)
Weighted average shares outstanding:
Basic	24,084,347	22,649,222	23,845,800	25,561,673	20,805,852
Diluted	24,084,347	22,649,222	23,845,800	25,561,673	20,805,852
Cash dividends declared per BRG common share	$0.65	$0.65	$0.65	$1.16	$1.16
Balance Sheet Data (at December 31):
Investment in real estate (before accumulated depreciation)	2,291,934	2,088,886	1,802,668	1,452,759	1,029,214
Total assets	2,489,937	2,340,697	2,018,135	1,690,547	1,241,322
Total mortgages payable	1,529,705	1,425,257	1,206,136	939,494	710,575
Revolving credit facilities	33,000	18,000	82,209	67,670	—
Total liabilities	1,609,469	1,486,575	1,334,320	1,047,630	735,412
Total BRG stockholders’ equity	58,406	127,491	158,346	222,832	241,728
Noncontrolling interest	21,394	48,170	56,597	63,346	50,833
Total equity	79,800	175,661	214,943	286,178	292,561

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(In thousands, except share and per share amounts)
Other Data:
Funds from operations (“FFO”) attributable to common stockholders and unit holders(1)	$(26,668)	$(8,032)	$3,505	$(51,160)	$1,294
Net cash provided by operating activities	74,475	63,331	64,455	54,247	34,444
Net cash used in investing activities	(27,002)	(310,561)	(406,878)	(534,477)	(479,170)
Net cash provided by financing activities	20,720	245,754	330,077	417,371	491,546
(1)	Under the NAREIT definition, FFO represents net income (loss) available to common stockholders and unit holders (computed in accordance with accounting principles generally accepted in the United States of America (“GAAP”), excluding gains or losses from sales of depreciable real estate property, plus depreciation and amortization of real estate assets, plus impairment write-downs of certain real estate assets and investments in entities where the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for notes receivable, unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. See “Funds From Operations” in Item 7 for a discussion of FFO and a reconciliation of FFO to net income.

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

As of December 31, 2020, we owned interests in fifty-nine real estate properties, consisting of thirty-seven consolidated operating properties and twenty-two properties held through preferred equity, mezzanine loan and ground lease investments. Of the property interests held through preferred equity, mezzanine loan and ground lease investments, five are under development, three are in lease-up and fourteen properties are stabilized. The fifty-nine properties contain an aggregate of 17,862 units, comprised of 12,722 consolidated operating units and 5,140 units through preferred equity, mezzanine loan and ground lease investments. As of December 31, 2020, our consolidated operating properties were approximately 95.4% occupied.

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

Significant Developments

During 2020, we acquired six operating multifamily properties through various multi-tiered joint ventures in which we have indirect ownership ranging from 90% to 100%, representing an aggregate of 1,898 units, for an aggregate purchase price of $338.4 million. These properties are located in Phoenix, Arizona; Cumming, Georgia; Austin, Texas (two properties); Morrisville, North Carolina; and Mesa, Arizona. We also purchased a parcel of land in Austin, Texas for $3.1 million and simultaneously entered into a ground lease with an unaffiliated ground lease tenant and have funded $12.0 million of the $20.4 million leasehold improvement allowance.

We increased our investment in the Strategic Portfolio joint venture through increased preferred equity investments of approximately $16.9 million representing an aggregate of 1,124 units. These properties are located in Savannah, Georgia; Pensacola, Florida; and Jacksonville, Florida. We also increased our preferred equity investments in Alexan CityCentre, Alexan Southside Place, Riverside Apartments, The Conley (formerly North Creek Apartments) and Wayford at Concord (formerly Wayforth at Concord) by approximately $8.0 million. We also committed to a preferred equity investment in a 208-unit development project located in Chandler, Arizona for $10.2 million.

We entered into mezzanine loan agreements with Reunion Apartments and Avondale Hills, located in Orlando, Florida and Decatur, Georgia, respectively, and have provided loan funding of $9.0 million out of total commitments of $21.7 million. We also provided increased loan funding to Arlo, Domain at The One Forty, Novel Perimeter, The Park at Chapel Hill and Vickers Historic Roswell of approximately $9.5 million.

We sold five operating properties and, together with unaffiliated joint venture partners, sold two assets underlying unconsolidated joint ventures for an aggregate sale price of approximately $357.7 million. We also received mezzanine loan payoffs from the sales of two properties of approximately $54.7 million.

During the year ended December 31, 2020, we issued 9,688,208 shares of Series T Preferred Stock under the Series T Preferred Offering (as hereinafter defined) with net proceeds of approximately $218.0 million after commissions, discounts and dealer manager fees.

In December 2019, our Board authorized the repurchase of up to an aggregate of $50 million of our outstanding shares of Class A common stock over a period of one year pursuant to stock repurchase plans. On May 9, 2020, our Board authorized the modification of the stock repurchase plans to provide for the repurchase, from time to time, of up to an aggregate of $50 million in shares of its Class A common stock, 8.250% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), 7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series C Preferred Stock”), and/or 7.125% Series D Cumulative Preferred Stock, $0.01 par value per share (“Series D Preferred Stock”). On October 29, 2020, our Board authorized new stock repurchase plans for the repurchase, from time to time, of up to an aggregate of $75 million in shares of the Company’s Class A common stock, Series A Preferred Stock, Series C Preferred Stock and/or Series D Preferred Stock to be conducted in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On February 9, 2021, our Board authorized the modification of the stock repurchase plans to provide for the repurchase, from time to time, of up to an aggregate of $150 million in shares of our Class A common stock, Series C Preferred Stock and/or Series D Preferred Stock. The repurchase plans will terminate at the close of the NYSE American trading day on which we file our Form 10-Q with the SEC for the quarter ended September 30, 2021. The extent to which we repurchase shares of our Class A common stock, Series A Preferred Stock, Series C Preferred Stock, and/or Series D Preferred Stock under the repurchase plans, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. Stock repurchases under the repurchase plans may be made in the open market or through privately negotiated transactions, subject to certain price limitations and other conditions established under the plans. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act.

During the year ended December 31, 2020, we repurchased shares under the repurchase plans as follows: 3,983,842 shares of Class A common stock, 163,068 shares of Series A Preferred Stock, 27,905 shares of Series C Preferred Stock and 76,264 shares of Series D Preferred Stock for a total purchase price of approximately $46.4 million. During the year ended December 31, 2019, we repurchased 1,313,328 shares of Class A common stock under the repurchase plans for a total purchase price of approximately $14.1 million. During the life of all repurchase plans, the total purchase price of shares repurchased by us is approximately $69.5 million, and as of December 31, 2020, the value of shares that may yet be purchased under the repurchase plans is $56.1 million.

COVID-19

We continue to monitor the impact of the COVID-19 pandemic on all aspects of our business and apartment communities, including how it will impact our tenants and business partners. While we collected 97% of rents from our multifamily properties for the three months ended December 31, 2020, going forward we cannot predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 across the globe, including the United States, has significantly adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19, including mutating variants of COVID-19, have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Certain states and cities, including where we own communities, have developments and where our Company has places of business located, have also reacted by instituting quarantines, restrictions on travel, “stay-at-home” orders, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. We cannot predict if additional states and cities will implement similar restrictions or when restrictions currently in place will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which our tenants are employed. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. We also are unable to predict the impact that COVID-19 will have on our tenants, business partners within our network, and our service providers; and therefore, any material effect on these parties could adversely impact us.

As of December 31, 2020, we collected 97% of rents from our multifamily properties for the three months ended December 31, 2020. As of January 31, 2021, we collected 97% of January rents from our multifamily properties. In addition, we have provided rent deferral payment plans as a result of hardships certain tenants experienced due to the impact of COVID-19 decreasing from 1% in the quarter ended June 30, 2020, to 0.2% in the quarter ended December 31, 2020. Although we expect to continue to receive tenant requests for rent deferrals in the coming months, we do not expect to waive our contractual rights under our lease agreements. Further, while occupancy remains strong at 95.4% and 95.6% as of December 31, 2020 and January 31, 2021, respectively, in future periods, we may experience reduced levels of tenant retention as well as reduced foot traffic and lease applications from prospective tenants as a result of COVID-19 impact. During the fourth quarter, we recorded a provision for credit losses of $16.4 million on our preferred equity, mezzanine loan and ground lease investments, of which $15.9 million relates to our Alexan Southside Place preferred equity investment. Consistent with the overall Houston — Medical Center submarket, Alexan Southside Place lost significant value since the onset of the COVID-19 pandemic given the pandemic’s impact on demand within the submarket. The provision for credit loss recorded on our Alexan Southside Place investment is a result of this change in the submarket, its impact on the underlying operations of the Alexan Southside Place preferred equity investment, and the likelihood that the joint venture will sell before recovery.

The impact of the COVID-19 pandemic on our rental revenue for 2021 and thereafter cannot be determined at present. The situation surrounding the COVID-19 pandemic remains uncertain, and we are actively managing our response in collaboration with business partners in our network and service providers and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.” While we expect COVID-19 to adversely impact our tenants in the short term, we believe the knowledge economy renter by choice targeted by our Class A affordable rent strategy should be less impacted by COVID-19 related job loss, which should provide a downside buffer in the interim and allow us to reaccelerate rent growth more quickly once more economic certainty exists around the COVID-19 pandemic.

Since the beginning of the COVID-19 pandemic, we have taken actions to prioritize the health and well-being of our tenants and our employees, while maintaining our high standard of service. As of December 31, 2020, all our properties are open and are complying with federal, state and local government orders. In keeping with such orders, we have implemented, and will continue to implement, operational changes, including the adoption of social distancing practices, additional use of PPE equipment and a virtual leasing/virtual office structure. Our property offices are now open to the public and to residents by appointment and with strict social distancing protocols in place. Work orders are now being completed, also with strict safety protocols in place including PPE equipment and a safety questionnaire of each resident at time of request. Generally, the outdoor amenity areas at our communities, including pools, pet parks, and outdoor social areas, have re-opened with strict social distancing protocols, limited capacity and cleaning protocols implemented. Our properties continue the cleaning protocols for the sanitization of all community common areas (including handrails, doors and elevators).

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

Further, given that a significant portion of the nation’s apartment stock was built prior to 1980, we believe that a number of our target markets are underserved by institutional quality highly amenitized live/work/play apartment properties desired by Millennials as they continue to move into their prime rental years. We also believe that rising construction costs will continue to limit supply in the near to intermediate term, and as such, there is opportunity in our target markets for development and/or redevelopment to deliver institutional quality highly amenitized live/work/play product and capture premium rental rates and generate value.

Results of Operations

Note 3, “Sale of Real Estate Assets and Held for Sale Properties”; Note 4, “Investments in Real Estate”; Note 5, “Acquisition of Real Estate”; Note 6, “Notes and Interest Receivable”; and Note 7, “Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures,” to our Consolidated Financial Statements provide discussion of the various purchases and sales of properties and joint venture equity interests. These transactions have resulted in material changes to the presentation of our financial statements.

The following is a summary of our stabilized consolidated operating real estate investments as of December 31, 2020:

	Year	Number		Occupancy
Multifamily Community	Built/Renovated(1)	of Units	Ownership	% (2)
ARIUM Glenridge	1990	480	90%	95.4%
ARIUM Grandewood	2005	306	100%	93.1%
ARIUM Hunter's Creek	1999	532	100%	95.7%
ARIUM Metrowest	2001	510	100%	93.9%
ARIUM Westside	2008	336	90%	94.3%
Ashford Belmar	1988/1993	512	85%	96.5%
Avenue 25	2013	254	100%	94.9%
Carrington at Perimeter Park	2007	266	100%	95.9%
Chattahoochee Ridge	1996	358	90%	96.6%
Chevy Chase	1971	320	92%	98.1%
Cielo on Gilbert	1985	432	90%	95.4%
Citrus Tower	2006	336	97%	96.4%
Denim	1979	645	100%	96.6%
Elan	2007	270	100%	93.7%
Element	1995	200	100%	97.5%
Falls at Forsyth	2019	356	100%	95.5%
Gulfshore Apartment Homes	2016	368	100%	95.4%
James on South First	2016	250	90%	93.6%
Marquis at the Cascades	2009	582	90%	96.0%
Navigator Villas	2013	176	90%	94.9%
Outlook at Greystone	2007	300	100%	96.3%
Park & Kingston	2015	168	100%	96.4%
Pine Lakes Preserve	2003	320	100%	96.9%
Plantation Park	2016	238	80%	91.2%
Providence Trail	2007	334	100%	95.8%
Roswell City Walk	2015	320	98%	94.4%
Sands Parc	2017	264	100%	95.8%
The Brodie	2001	324	100%	95.4%
The District at Scottsdale	2018	332	100%	91.3%
The Links at Plum Creek	2000	264	88%	93.9%
The Mills	2013	304	100%	96.4%
The Preserve at Henderson Beach	2009	340	100%	94.1%
The Reserve at Palmer Ranch	2016	320	100%	95.9%
The Sanctuary	1988	320	100%	97.2%
Veranda at Centerfield	1999	400	93%	94.8%
Villages of Cypress Creek	2001	384	80%	94.8%
Wesley Village	2010	301	100%	95.7%
Total/Average		12,722		95.4%
(1)	Represents date of most recent significant renovation or date built if no renovations.
(2)	Percent occupied is calculated as (i) the number of units occupied as of December 31, 2020, divided by (ii) total number of units, expressed as a percentage.

Year ended December 31, 2020 as compared to the year ended December 31, 2019

Revenue

Rental and other property revenues increased $11.1 million, or 6%, to $196.5 million for the year ended December 31, 2020 as compared to $185.4 million for the same prior year period. This was due to a $36.2 million increase from the acquisition of six properties in 2020 and the full year impact of eight properties acquired in 2019, and a $1.3 million increase from same store properties, partially offset by a $26.4 million decrease driven by the sales of four properties in 2020 and the full period impact of six properties sold in 2019. See Item 1. Business “Summary of Investments and Dispositions”.

Interest income from mezzanine loan and ground lease investments decreased $1.3 million, or 5%, to $23.3 million for the year ended December 31, 2020 as compared to $24.6 million for the same prior year period primarily due to the consolidation of Cade Boca Raton and a decreased interest rate at Domain at The One Forty, partially offset by increases in the average balance of mezzanine loans outstanding.

Expenses

Property operating expenses increased $1.9 million, or 2%, to $76.3 million for the year ended December 31, 2020 as compared to $74.4 million for the same prior year period. This was due to a $13.2 million increase from the acquisition of properties in 2020 and 2019, and a $1.1 million increase from same store properties, partially offset by a $12.4 million decrease driven by the sales of properties in 2020 and 2019. Property NOI margins increased to 61.2% of total revenues for the year ended December 31, 2020, from 59.8% in the prior year period. Property NOI margins are computed as total property revenues less property operating expenses, divided by total property revenues.

Property management fees expense increased $0.1 million, or 2%, to $5.0 million for the year ended December 31, 2020 as compared to $4.9 million in the same prior year period. Property management fees incurred are based on property level revenues; an increase in property management fees was due to the increase in rental and other property revenues.

General and administrative expenses increased $1.5 million, or 7%, to $24.1 million for the year ended December 31, 2020 as compared to $22.6 million for the same prior year period.

Acquisition and pursuit costs amounted to $4.2 million for the year ended December 31, 2020 as compared to $0.6 million for the same prior year period. Acquisition and pursuit costs incurred for the year ended December 31, 2020 were primarily related to the write-off of pre-acquisition costs from abandoned deals due to the uncertainty from COVID-19, of which $3.3 million of the total costs related to two abandoned deals. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Weather-related losses, net amounted to $0.4 million for the year ended December 31, 2019. The 2019 expense primarily related to hail damage at one property in Texas and lightning damage at one property in Florida, partially offset by insurance reimbursements related to prior year storms. No weather-related losses were recorded in 2020.

Depreciation and amortization expenses increased to $79.5 million for the year ended December 31, 2020 as compared to $70.5 million for the same prior year period. This was due to a $16.6 million increase from the acquisition of properties in 2020 and 2019 and a $0.7 million increase from same store properties, partially offset by a $8.3 million decrease driven by the sales of properties in 2020 and 2019.

Other Income and Expenses

Other income and expenses amounted to net expense of $16.1 million for the year ended December 31, 2020 as compared to net expense of $7.6 million for the same prior year period. This was primarily due to an allowance for credit losses of $16.4 million in 2020 combined with an increase in loss from extinguishment of debt of $7.4 million. This was partially offset by an increase in gains on sale of real estate investments of $10.1 million, increase in preferred returns on unconsolidated real estate joint ventures of $1.5 million and a decrease of $3.6 million in interest expense. The Company recorded a $16.4 million provision for credit losses in the fourth quarter of 2020. The provision for credit losses primarily related to a decline in the collectability of the Alexan Southside preferred equity investment since the onset of COVID-19 and its impact on the value of the property.

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

Interest income from mezzanine loan and ground lease investments increased $2.3 million, or 11%, to $24.6 million for the year ended December 31, 2019 as compared to $22.3 million for the same prior year period due to increases in the average balance of mezzanine loans outstanding.

Expenses

Property operating expenses increased $6.4 million, or 9%, to $74.4 million for the year ended December 31, 2019 as compared to $68.0 million for the same prior year period. This was due to a $10.0 million increase from the acquisition of properties in 2019 and 2018, and a $1.7 million increase from same store properties, partially offset by a $5.3 million decrease driven by the sales of properties in 2019. Property NOI margins increased to 59.8% of total revenues for the year ended December 31, 2019, from 58.1% in the prior year period. Property NOI margins are computed as total property revenues less property operating expenses, divided by total property revenues.

Property management fees expense increased $0.5 million, or 12%, to $4.9 million for the year ended December 31, 2019 as compared to $4.4 million in the same prior year period. Property management fees incurred are based on property level revenues; an increase in property management fees was due to the increase in rental and other property revenues.

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

Depreciation and amortization expenses increased to $70.5 million for the year ended December 31, 2019 as compared to $62.7 million for the same prior year period. This was due to a $13.7 million increase from the acquisition of properties in 2019 and 2018, partially offset by a $1.5 million decrease from same store properties and a $4.4 million decrease from the sale of properties in 2019.

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

For comparison of our three months ended December 31, 2020 and 2019, the same store properties included properties owned at October 1, 2019. Our same store properties for the three months ended December 31, 2020 and 2019 consisted of 28 properties, representing 9,958 units.

For comparison of our twelve months ended December 31, 2020 and 2019, the same store properties included properties owned at January 1, 2019. Our same store properties for the twelve months ended December 31, 2020 and 2019 consisted of 24 properties, representing 8,459 units.

Because of the limited number of same store properties as compared to the number of properties in our portfolio in 2020 and 2019, respectively, our same store performance measures may be of limited usefulness.

The following table presents the same store and non-same store results from operations for the three months ended December 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended
	December 31,		Change
	2020	2019	$	%
Property Revenues
Same Store	$41,325	$41,092	$233	0.6%
Non-Same Store	8,485	4,708	3,777	80.2%
Total property revenues	49,810	45,800	4,010	8.8%

Property Expenses
Same Store	15,779	15,609	170	1.1%
Non-Same Store	3,082	1,991	1,091	54.8%
Total property expenses	18,861	17,600	1,261	7.2%

Same Store NOI	25,546	25,483	63	0.2%
Non-Same Store NOI	5,403	2,717	2,686	98.9%
Total NOI(1)	$30,949	$28,200	$2,749	9.7%
(1)	See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

The following table presents the same store and non-same store results from operations for the years ended December 31, 2020 and 2019 (dollars in thousands):

	Year Ended
	December 31,		Change
	2020	2019	$	%
Property Revenues
Same Store	$142,199	$140,900	$1,299	0.9%
Non-Same Store	54,323	44,476	9,847	22.1%
Total property revenues	196,522	185,376	11,146	6.0%

Property Expenses
Same Store	56,660	55,598	1,062	1.9%
Non-Same Store	19,641	18,851	790	4.2%
Total property expenses	76,301	74,449	1,852	2.5%

Same Store NOI	85,539	85,302	237	0.3%
Non-Same Store NOI	34,682	25,625	9,057	35.3%
Total NOI(1)	$120,221	$110,927	$9,294	8.4%
(1)	See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

Same store NOI for the three months ended December 31, 2020 increased 0.2%, or $0.06 million, compared to the 2019 period. Same store property revenues increased 0.6%, or $0.2 million, as compared to the 2019 period, primarily attributable to a 140 basis point increase in occupancy and a 0.2% increase in average rental rates; of our twenty-eight same store properties, twenty-two recognized occupancy increases and fifteen recognized rental rate increases during the period. This increase in revenue was partially offset by a $0.3 million increase in bad debt expense due to the impact of COVID-19.

Same store expenses for the three months ended December 31, 2020 increased 1.1%, or $0.2 million, compared to the 2019 period. The increase was primarily due to the timing of repairs and maintenance expense in 2020. Non-controllable expenses were essentially flat compared to the 2019 period; insurance expenses increased $0.16 million due to industrywide multifamily price increases offset by a $0.19 million decrease in real estate taxes. Real estate tax decrease was due to a $0.35 million credit in the current year offset by $0.16 million of municipality tax increases.

Property revenues and property expenses for our non-same store properties increased due to our investment activity since October 1, 2019: the acquisition of six properties in 2020 and the full period impact of four properties acquired in 2019, partially offset by the sale of four properties in 2020. The results of operations for acquired properties have been included in our consolidated statements of operations from the date of acquisition and the results of operations for disposed properties have been excluded from the consolidated statements of operations since the date of disposition.

Twelve Months Ended December 31, 2020 Compared to Twelve Months Ended December 31, 2019

Same store NOI for the twelve months ended December 31, 2020 increased 0.3%, or $0.2 million, compared to the 2019 period. Same store property revenues increased 0.9% as compared to the 2019 period, primarily attributable to a 90-basis point increase in average occupancy and a 1.2% increase in average rental rates; of our twenty-four same store properties, seventeen recognized occupancy increases and sixteen recognized rental rate increases during the period. The increases were partially offset by a $0.95 million increase in bad debt expense and $0.37 million less ancillary income, such as termination fees and late fees, due to the impact of COVID-19.

Same store expenses for the twelve months ended December 31, 2020 increased 1.9%, or $1.06 million, compared to the 2019 period. The expense increase was primarily due to non-controllable expenses; insurance expenses increased $0.7 million due to industrywide multifamily price increases and real estate taxes increased $0.6 million from prior year due to municipality tax increases.

The increases were partially offset by a $0.3 million decrease in discretionary expenses, such as seasonal maintenance, resident functions, and travel due to COVID-19.

Property revenues and property expenses for our non-same store properties increased due to our investment activity since January 1, 2019: the acquisition of six properties in 2020 and the full period impact of eight properties acquired in 2019, partially offset by the sale of four properties in 2020 and the full period impact of six properties sold in 2019. The results of operations for acquired properties have been included in our consolidated statements of operations from the date of acquisition and the results of operations for disposed properties have been excluded from the consolidated statements of operations since the date of disposition.

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

The following table presents the same store and non-same store results from operations for the three months ended December 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended
	December 31,		Change
	2019	2018	$	%
Property Revenues
Same Store	$36,319	$35,472	$847	2.4%
Non-Same Store	9,481	8,816	665	7.5%
Total property revenues	45,800	44,288	1,512	3.4%

Property Expenses
Same Store	14,569	13,681	888	6.5%
Non-Same Store	3,031	3,812	(781)	(20.5)%
Total property expenses	17,600	17,493	107	0.6%

Same Store NOI	21,750	21,791	(41)	(0.2)%
Non-Same Store NOI	6,450	5,004	1,446	28.9%
Total NOI(1)	$28,200	$26,795	$1,405	5.2%
(1)	See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

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

Property revenues for our non-same store properties increased due to the acquisition and disposition transactions in our portfolio since October 1, 2018; the 2019 non-same store property count was eight compared to seven properties for the 2018 period. Property expenses for our non-same store properties decreased primarily due to real estate taxes being lower on our acquired properties than the real estate taxes on our disposed properties. The results of operations for acquired properties have been included in our consolidated statements of operations from the date of acquisition and the results of operations for disposed properties have been excluded from the consolidated statements of operations since the date of disposition.

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

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net loss attributable to common stockholders together with a reconciliation to NOI and to same store and non-same store contributions to consolidated NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Year Ended December 31,
	2020	2019	2018
Net loss attributable to common stockholders	$(44,674)	$(19,751)	$(42,759)
Add back: Net loss attributable to Operating Partnership Units	(17,313)	(6,779)	(12,839)
Net loss attributable to common stockholders and unit holders	(61,987)	(26,530)	(55,598)
Add common stockholders and Operating Partnership Units pro-rata share of:
Real estate depreciation and amortization	75,727	66,670	59,103
Non-real estate depreciation and amortization	486	448	301
Non-cash interest expense	3,025	3,174	3,757
Unrealized loss on derivatives	115	2,450	2,776
Loss on extinguishment of debt and debt modification costs	14,238	7,199	2,226
Provision for credit losses	16,369	—	—
Property management fees	4,751	4,645	4,151
Acquisition and pursuit costs	4,152	556	116
Corporate operating expenses	23,770	22,261	19,416
Weather-related losses, net	—	313	280
Preferred dividends	58,463	46,159	35,637
Preferred stock accretion	16,851	10,335	5,970
Less common stockholders and Operating Partnership units pro-rata share of:
Other income, net	74	68	—
Preferred returns on unconsolidated real estate joint ventures	11,381	9,797	10,312
Interest income from mezzanine loan and ground lease investments	23,326	24,595	22,255
Gain on sale of real estate investments	56,777	48,172	—
Gain on sale of non-depreciable real estate investments	—	679	—
Pro-rata share of properties’ income	64,402	54,369	45,568
Add:
Noncontrolling interest pro-rata share of partially owned property income	3,074	2,810	2,629
Total property income	67,476	57,179	48,197
Add:
Interest expense	52,745	53,748	46,267
Net operating income	120,221	110,927	94,464
Less:
Non-same store net operating income	34,682	25,625	23,034
Same store net operating income	$85,539	$85,302	$71,430

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

We believe we currently have a stable financial condition; as of December 31, 2020, we collected 97% of rents from our multifamily properties for the three months ended December 31, 2020. As of January 31, 2021, we collected 97% of January rents from our multifamily properties. In addition, we have provided rent deferral payment plans as a result of hardships certain tenants experienced due to the COVID-19 impact, decreasing from 1% in the quarter ended June 30, 2020, to 0.2% in the quarter ended December 31, 2020. Although we expect to continue to receive tenant requests for rent deferrals in the coming months, we do not expect to waive our contractual rights under our lease agreements. Further, while occupancy remains strong at 95.4% and 95.6% as of December 31, 2020 and January 31, 2021, respectively, in future periods, we may experience reduced levels of tenant retention as well as reduced foot traffic and lease applications from prospective tenants as a result of COVID-19 impact. During the fourth quarter, we recorded a provision for credit losses of $16.4 million on our preferred equity, mezzanine loan and ground lease investments, of which $15.9 million relates to our Alexan Southside Place preferred equity investment. Consistent with the overall Houston – Medical Center submarket, Alexan Southside Place lost significant value since the onset of the COVID-19 pandemic given the pandemic’s impact on demand within the submarket. The provision for credit loss recorded on our Alexan Southside Place investment is a result of this change in the submarket, its impact on the underlying operations of the Alexan Southside Place preferred equity investment, and the likelihood that the joint venture will sell before recovery.

We believe the stabilized properties underlying our consolidated real estate investments are performing well with an occupancy of 95.4%, exclusive of our development properties, at December 31, 2020.

On May 17, 2018, we filed, and on May 23, 2018, the SEC declared effective on Form S-3 (File No. 333-224990), a shelf registration statement that expires in May 2021 (the “May 2018 Shelf Registration Statement”). The securities covered by the May 2018 Shelf Registration Statement cannot exceed $2,500,000,000 in the aggregate and include common stock, preferred stock, depositary shares representing preferred stock, debt securities, warrants to purchase stock or debt securities and units. We may periodically offer one or more of these securities in amounts, prices and on terms to be announced when and if these securities are offered. The specifics of any future offerings, along with the use of proceeds of any securities offered, will be described in detail in a prospectus supplement, or other offering materials, at the time of the offering.

On October 31, 2019, based on general market conditions and related considerations, our Board determined it to be in the best interest of us and our stockholders to replace the Series B Preferred Offering with an offering of up to 32,000,000 shares of a new Series T Redeemable Preferred Stock (the “Series T Preferred Stock”), with a maximum of 20,000,000 shares of Series T Redeemable Preferred Stock offered in the primary offering and an additional 12,000,000 shares of Series T Preferred Stock offered pursuant to a dividend reinvestment plan (collectively, the “Series T Preferred Offering”). On November 13, 2019, we filed a prospectus supplement to our May 2018 Shelf Registration Statement for the Series T Preferred Offering, and on December 20, 2019, we made the initial issuance of Series T Preferred Stock pursuant to the Series T Preferred Offering. As of December 31, 2020, we have issued and outstanding 9,717,917 shares of Series T Preferred Stock.

On September 13, 2019, we and our Operating Partnership entered into an At Market Issuance Sales Agreement (the “Class A Sales Agreement”) with B. Riley FBR, Inc. (“FBR”) as sales agent. On November 20, 2019, and again on December 18, 2019, the Class A Sales Agreement was amended to add Robert W. Baird & Co. Incorporated, Compass Point Research and Trading, LLC, JMP Securities LLC and Morgan Stanley & Co. LLC with FBR (collectively, the “Sales Agents”) as sales agents. Pursuant to the Class A Sales Agreement, the Sales Agents will act as distribution agents with respect to the offering and sale of up to $100,000,000 in shares of Class A common stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE American, or on any other existing trading market for Class A common stock or through a market maker (the “Class A ATM Offering”). We sold 166,873 shares of Class A common stock in 2020, for a total of 621,110 shares of Class A common stock through the Class A ATM Offering as of December 31, 2020.

We have approximately $21.8 million of cash and $136.4 million of capacity on our credit facilities as of January 31, 2021. At December 31, 2020, we were in compliance with all covenants under our credit facilities. We continue to communicate with our key lenders and believe access to capacity under our credit facilities will remain available for the uses set forth in their terms.

As we did in 2020 and to date in 2021, we expect to maintain a proactive capital allocation process and selectively sell assets at appropriate cap rates, which would be expected to generate cash sources for both our short-term and long-term liquidity needs. Due to the uncertainty surrounding the COVID-19 impact, we had temporarily suspended interior renovations at several properties as part of assuming a more conservative posture; however, we have selectively restarted the program at various properties as we gained more visibility on the economic recovery nationally and within our specific markets.

Our total stockholders’ equity decreased $69.1 million from $127.5 million as of December 31, 2019 to $58.4 million as of December 31, 2020. The decrease in our total stockholders’ equity is primarily attributable to distributions declared of $74.0 million for the year ended December 31, 2020, and repurchase of Class A common stock of $40.3 million, offset by net income attributable to common stockholders of $30.6 million, the issuance of Class A common stock of $7.0 million for holder redemptions of Series B Preferred Stock and $15.8 million for Company redemptions of Series B Preferred Stock.

In general, we believe our available cash balances, the proceeds from the Series T Preferred Offering, the Senior and Junior Credit Facilities, the Fannie Facility (each as defined below), other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. We expect that properties added to our portfolio with the proceeds from the Series T Preferred Offering and from the credit facilities will have a positive impact on our future results of operations. In general, we expect that our results related to our portfolio will improve in future periods as a result of anticipated future investments in and acquisitions of real estate. However, there can be no assurance that the worldwide economic disruptions arising from the COVID-19 pandemic will not cause conditions in the lending, capital and other financial markets to deteriorate, nor that our future revenues or access to capital and other sources of funding will not become constrained, which could reduce the amount of liquidity and credit available for use in acquiring and further diversifying our portfolio of multifamily assets. We cannot provide any assurances that we will be able to add properties to our portfolio at the anticipated pace, or at all.

We believe we will be able to meet our primary liquidity requirements going forward through:

●	$83.9 million in cash available at December 31, 2020;
●	$124.4 million of capacity on our credit facilities as of December 31, 2020;
●	cash generated from operating activities; and
●	our continuous Series T Preferred Offering, proceeds from future borrowings and potential offerings, including potential offerings of common and preferred stock through underwritten offerings, as well as issuances of units of limited partnership interest in our Operating Partnership, or OP Units.

At the current time, we do not anticipate the need to establish any material contingency reserves related to the COVID-19 pandemic, other than the provision for credit loss referred to earlier, but continue to assess along with our network of business partners the possible need for such contingencies, whether at the corporate or property level.

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

In December 2019, our Board authorized the repurchase of up to an aggregate of $50 million of our outstanding shares of Class A common stock over a period of one year pursuant to stock repurchase plans. On May 9, 2020, our Board authorized the modification of the stock repurchase plans to provide for the repurchase, from time to time, of up to an aggregate of $50 million in shares of our Class A common stock, 8.250% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), 7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series C Preferred Stock”), and/or 7.125% Series D Cumulative Preferred Stock, $0.01 par value per share (“Series D Preferred Stock”). On October 29, 2020, our Board authorized new stock repurchase plans for the repurchase, from time to time, of up to an aggregate of $75 million in shares of our Class A common stock, Series A Preferred Stock, Series C Preferred Stock and/or Series D Preferred Stock to be conducted in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On February 9, 2021, our Board authorized the modification of the stock repurchase plans to provide for the repurchase, from time to time, of up to an aggregate of $150 million in shares of our Class A common stock, Series C Preferred Stock and/or Series D Preferred Stock. The repurchase plans will terminate at the close of the NYSE American trading day on which we file our Form 10-Q with the SEC for the quarter ended September 30, 2021. The extent to which we repurchase shares of our Class A common stock, Series A Preferred Stock, Series C Preferred Stock, and/or Series D Preferred Stock under the repurchase plans, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. Stock repurchases under the repurchase plans may be made in the open market or through privately negotiated transactions, subject to certain price limitations and other conditions established under the plans. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act.

During the year ended December 31, 2020, we repurchased shares under the repurchase plans as follows: 3,983,842 shares of Class A common stock, 163,068 shares of Series A Preferred Stock, 27,905 shares of Series C Preferred Stock and 76,264 shares of Series D Preferred Stock for a total purchase price of approximately $46.4 million. During the year ended December 31, 2019, we repurchased 1,313,328 shares of Class A common stock under the repurchase plans for a total purchase price of approximately $14.1 million. During the life of all repurchase plans, the total purchase price of shares we repurchased is approximately $69.5 million, and as of December 31, 2020, the value of shares that may yet be purchased under the repurchase plans is $56.1 million.

We intend to finance our long-term liquidity requirements with net proceeds of additional issuances of common and preferred stock, including our continuous Series T Preferred Offering, our credit facilities, as well as future borrowings. Our success in meeting these requirements will therefore depend upon our ability to access capital. Further, our ability to access equity capital is dependent upon, among other things, general market conditions for REITs and the capital markets generally, market perceptions about us and our asset class, and current trading prices of our securities , all of which may continue to be adversely impacted by COVID-19 pandemic.

As we did in 2020 and 2019, we may also selectively sell assets at appropriate times, which would be expected to generate cash sources for both our short-term and long-term liquidity needs.

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. We believe the Amended Senior and Second Amended Junior Credit Facilities, as well as the Fannie Facility, will continue to enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. We expect the combination of these facilities to provide us flexibility by allowing us, among other things, to use borrowings under our Amended Senior and Second Amended Junior Credit Facilities to acquire properties pending placement of permanent mortgage indebtedness, including under the Fannie Facility. In addition to restrictive covenants, these credit facilities contain material financial covenants. At December 31, 2020, we were in compliance with all covenants under our credit facilities. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

We expect to maintain distributions paid to our Series A Preferred Stock, our Series B Preferred Stock, our Series C Preferred Stock, our Series D Preferred Stock and our Series T Preferred Stock in accordance with the terms of those securities which require monthly or quarterly dividends depending on the series. While our policy is generally to pay distributions from cash flow from operations, our distributions through December 31, 2020 have been paid from cash flow from operations, proceeds from our continuous preferred stock offerings, including our Series T Preferred Stock, proceeds from underwritten securities offerings, and sales of assets and may in the future be paid from additional sources, such as from borrowings.

We have notes receivable in conjunction with properties that are in various stages of development, in lease-up and operating. To date, these investments have been structured as mezzanine loans, and in the future, we may also provide mortgage financing to these types of projects. The notes receivable provide a current stated return, and in certain cases, an accrued return, and required repayment based on a fixed maturity date, generally in relation to the property’s construction loan or mortgage loan maturity. If the property does not repay the notes receivable upon maturity, our income, FFO, CFFO and cash flows could be reduced below the stated returns currently being recognized if the property does not produce sufficient cash flow to pay its operating expenses and debt service, or to refinance its debt obligations. In addition, we have, in certain cases, an option to purchase up to 100% of the common interest which holds an interest in the entity that owns the property. If we were to convert into common ownership, our income, FFO, CFFO and cash flows would be reflective of our pro rata share of the property’s results, which could be a reduction from what our notes receivable currently generate.

We also have preferred membership interests in properties that are in various stages of development, in lease-up and operating. Our preferred equity investments are structured to provide a current preferred return, and in some cases an accrued return, during all phases. Each joint venture in which we own a preferred membership interest is required to redeem our preferred membership interests, plus any accrued but unpaid preferred return, based on a fixed maturity date, generally in relation to the property’s construction loan or mortgage loan maturity. Upon redemption of the preferred membership interests, our income, FFO, CFFO and cash flows could be reduced below the preferred returns currently being recognized. Alternatively, if the joint ventures do not redeem our preferred membership interest when required, our income, FFO, CFFO and cash flows could be reduced if the property does not produce sufficient cash flow to pay its operating expenses, debt service and preferred return obligations. As we evaluate our capital position and capital allocation strategy, we may consider alternative means of financing the loan and preferred equity investment activities at the subsidiary level.

Cash Flows

Year ended December 31, 2020 as compared to the year ended December 31, 2019

As of December 31, 2020, we owned interests in fifty-nine real estate properties, thirty-seven consolidated operating properties and twenty-two through preferred equity, mezzanine loan and ground lease investments. During the year ended December 31, 2020, net cash provided by operating activities was $74.5 million after net income of $14.7 million was adjusted for the following:

●	Non-cash items of $38.4 million;
●	an increase in accounts payable, accrued liabilities and distributions of $6.3 million;
●	an increase in loss on early extinguishment of debt of $14.6 million;
●	an increase in due to affiliates of $2.5 million;
●	distributions and preferred returns from unconsolidated joint ventures of $13.8 million; offset by
●	an increase in accounts receivable, prepaid expenses and other assets of $15.8 million.

Cash Flows from Investing Activities

During the year ended December 31, 2020, net cash used in investing activities was $27.0 million, primarily due to the following:

●	$262.7 million used in acquiring consolidated real estate investments;
●	$3.7 million used in purchases of interests from noncontrolling members;
●	$72.3 million used in acquiring investments in unconsolidated joint ventures and notes receivable;
●	$17.1 million used on capital expenditures; offset by
●	$83.4 million of repayments on notes receivable from related parties;
●	$194.7 million of proceeds from the sale of depreciable and non-depreciable real estate investments; and
●	$50.7 million proceeds from sale of unconsolidated real estate real estate joint ventures.

Cash Flows from Financing Activities

During the year ended December 31, 2020, net cash provided by financing activities was $20.7 million, primarily due to the following:

●	borrowings of $197.2 million on mortgages payable;
●	proceeds of $384.2 million from borrowings on revolving credit facilities;
●	net proceeds of $2.0 million from issuance of Class A common stock;
●	net proceeds of $0.1 million from exercise of warrants;
●	net proceeds of $217.4 million from issuance of Units of Series T Preferred Stock;
●	$3.1 million in capital contributions from noncontrolling interests;
●	partially offset by $15.8 million in distributions paid to common stockholders;
●	$59.2 million paid in cash distribution paid to preferred stockholders;
●	$0.4 million paid for redemption and retirement of Series B Preferred Stock;
●	$13.7 million paid in cash distribution paid to noncontrolling interests;
●	$189.8 million of repayments of our mortgages payable;
●	$369.2 million of repayments of revolving credit facilities;
●	$4.7 million increase in deferred financing costs;
●	$40.3 million paid for repurchase of Class A common stock;
●	$6.1 million paid for the repurchase of Series A, Series C and Series D Preferred Stock; and
●	$84.0 million paid for partial redemption of Series A Preferred Stock.

Operating Activities

Net cash flow provided by operating activities increased $11.2 million in 2020 compared to 2019 primarily due to:

●	Net increase in net due to affiliates of $2.8 million;
●	Increase of $7.3 million attributable to loss on early extinguishment of debt;
●	Increase in net distributions of income and preferred returns from preferred equity investments of $4.8 million;
●	Increase in accounts payable and other accrued liabilities of $9.7 million; and
●	Decrease in notes and accrued interest receivable of $0.2 million; offset by
●	Operating income, adjusted for non-cash activity, decreased $2.1 million as a result of our acquisitions (net of dispositions); and

●	An increase in accounts receivable, prepaid expenses and other assets of $11.5 million.

Investing Activities

Net cash used in investing activities decreased $283.6 million in 2020 compared to 2019 primarily due to:

●	Acquisition of real estate investments and capital expenditures decreased $257.8 million;
●	Decrease in investment in notes receivable of $4.2 million;
●	Lower investments in unconsolidated real estate joint ventures interests of $49.5 million;
●	Increased repayments on notes receivable from related parties of $71.3 million;
●	Higher proceeds from sale and redemption of unconsolidated real estate joint ventures of $14.1 million;
●	Lower purchases from noncontrolling interests of $6.2 million; offset by
●	Lower proceeds from sales of real estate investments of $119.1 million.

Financing Activities

Cash flows from financing activities were $20.7 million in 2020 as compared to $245.8 million in 2019. This decrease of $225.1 million is primarily explained by:

●	A decrease in net mortgage borrowings of $168.1 million;
●	An increase in distributions paid of $19.6 million;
●	A decrease in contributions from noncontrolling interests of $0.4 million;
●	An increase in redemption of Series A Preferred Stock of $84.0 million;
●	An increase in the repurchase of Series A, Series C and Series D Preferred Stock of $6.1 million;
●	An increase in Class A common stock repurchases of $26.2 million;
●	A decrease in the Series B preferred stock continuous offering of $213.5 million;
●	A decrease in Class A common stock offering of $3.3 million; and
●	A decrease in net proceeds of $0.2 million from exercise of warrants; offset by
●	A decrease in deferred financing costs of $0.1 million.
●	An increase in revolving credit facility borrowings of $79.2 million; and
●	An increase in the Series T Preferred Stock continuous offering of $217.0 million.

Capital Expenditures

The following table summarizes our total capital expenditures incurred for the years ended December 31, 2020, 2019 and 2018 (amounts in thousands):

	2020	2019	2018
Redevelopment/renovations	$10,164	$13,124	$16,095
Normally recurring capital expenditures	3,093	3,209	2,716
Routine capital expenditures	3,869	4,229	3,215
Total capital expenditures	$17,126	$20,562	$22,026

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

FFO attributable to common stockholders and unit holders is a non-GAAP financial measure that is widely recognized as a measure of REIT operating performance. We consider FFO to be an appropriate supplemental measure of our operating performance as it is based on a net income analysis of property portfolio performance that excludes non-cash items such as depreciation. The historical accounting convention used for real estate assets requires straight-line depreciation of buildings and improvements, which implies that the value of real estate assets diminishes predictably over time. Since real estate values historically rise and fall with market conditions, presentations of operating results for a REIT, using historical accounting for depreciation, could be less informative. We define FFO, consistent with the NAREIT definition, as net income (loss), computed in accordance with GAAP, excluding gains or losses on sales of depreciable real estate property, plus depreciation and amortization of real estate assets, plus impairment write-downs of certain real estate assets and investments in entities where the impairment is directly attributable to decreases in the value of depreciable real estate held by the entity, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for notes receivable, unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis.

CFFO makes certain adjustments to FFO, removing the effect of items that do not reflect ongoing property operations such as acquisition expenses, non-cash interest, unrealized gains or losses on derivatives, losses on extinguishment of debt and debt modification costs (includes prepayment penalties incurred and the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt), one-time weather-related costs, gains or losses on sales of non-depreciable real estate property, shareholder activism, stock compensation expense and preferred stock accretion. Commencing January 1, 2020, we did not deduct the accrued portion of the preferred income on our preferred equity investments from FFO to determine CFFO as the income is deemed fully collectible. The accrued portion of the preferred income totaled $0.3 million and $1.5 million for the three and twelve months ended December 31, 2020, respectively. We believe that CFFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core recurring property operations. As a result, we believe that CFFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential.

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

Neither FFO nor CFFO is equivalent to net income (loss), including net income (loss) attributable to common stockholders, or cash generated from operating activities determined in accordance with GAAP. Furthermore, FFO and CFFO do not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Neither FFO nor CFFO should be considered as an alternative to net income, including net income (loss) attributable to common stockholders, as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

We have acquired six operating properties, made eight investments through mezzanine loan, preferred equity interest or ground lease investments, sold six operating properties and received our full mezzanine loan or preferred equity in three investments subsequent to December 31, 2019. As of December 31, 2019, we had acquired seven operating properties, made six investments through mezzanine loan or preferred equity interests, and sold seven operating properties subsequent to December 31, 2018. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

The table below presents our calculation of FFO and CFFO for the years ended December 31, 2020, 2019 and 2018 (amounts in thousands, except per share amounts):

	2020	2019	2018
Net loss attributable to common stockholders	$(44,674)	$(19,751)	$(42,759)
Add back: Net loss attributable to Operating Partnership Units	(17,313)	(6,779)	(12,839)
Net loss attributable to common stockholders and unit holders	(61,987)	(26,530)	(55,598)
Common stockholders and Operating Partnership Units pro-rata share of:
Real estate depreciation and amortization(1)	75,727	66,670	59,103
Provision for credit losses	16,369	—	—
Gain on sale of real estate investments	(56,777)	(48,172)	—
FFO attributable to Common Stockholders and Unit Holders	(26,668)	(8,032)	3,505
Common stockholders and Operating Partnership Units pro-rata share of:
Acquisition and pursuit costs	4,152	556	116
Non-cash interest expense	3,025	3,174	3,757
Unrealized loss on derivatives	115	2,450	2,776
Loss on extinguishment of debt and debt modification costs	14,238	7,199	2,226
Weather-related losses, net	—	313	280
Non-real estate depreciation and amortization	486	448	301
Gain on sale of non-depreciable real estate investments	—	(679)	—
Shareholder activism	—	393	—
Other income, net	(400)	(68)	—
Non-cash preferred returns on unconsolidated real estate joint ventures	—	(1,291)	(980)
Non-cash equity compensation	11,917	10,615	6,807
Preferred stock accretion	16,851	10,335	5,970
CFFO Attributable to Common Stockholders and Unit Holders	$23,716	$25,413	$24,758

Per Share and Unit Information:
FFO attributable to Common Stockholders and Unit Holders - diluted	$(0.81)	$(0.26)	$0.11
CFFO attributable to Common Stockholders and Unit Holders - diluted	$0.72	$0.82	$0.80
Weighted average common shares and units outstanding - diluted	33,116,871	30,899,927	30,995,249
(1)	The real estate depreciation and amortization amount includes our share of consolidated real estate-related depreciation and amortization of intangibles, less amounts attributable to noncontrolling interests for partially owned properties, and our similar estimated share of unconsolidated depreciation and amortization, which is included in earnings of our unconsolidated real estate joint venture investments.

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

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2020 which consisted of mortgage notes secured by our properties and revolving credit facilities. At December 31, 2020, our estimated future required payments on these obligations were as follows (amounts in thousands):

		Less than
	Total	one year	2022-2023	2024-2025	Thereafter
Mortgages Payable (Principal)	$1,534,643	$86,214	$142,688	$645,000	$660,741
Revolving Credit Facilities (Principal)	33,000	—	33,000	—	—
Estimated Interest Payments on Mortgages Payable and Revolving Credit Facilities	307,502	53,243	102,467	76,499	75,293
Total	$1,875,145	$139,457	$278,155	$721,499	$736,034

Estimated interest payments are based on the stated rates for mortgage notes payable and revolving credit facility assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

Distributions

	Payable to
	stockholders		Date
Declaration Date	of record as of	Amount	Paid or Payable
Class A Common Stock
December 6, 2019	December 24, 2019	$0.162500	January 3, 2020
March 13, 2020	March 25, 2020	$0.162500	April 3, 2020
May 9, 2020	June 25, 2020	$0.162500	July 2, 2020
September 11, 2020	September 25, 2020	$0.162500	October 5, 2020
December 11, 2020	December 24, 2020	$0.162500	January 5, 2021
Class C Common Stock
December 6, 2019	December 24, 2019	$0.162500	January 3, 2020
March 13, 2020	March 25, 2020	$0.162500	April 3, 2020
May 9, 2020	June 25, 2020	$0.162500	July 2, 2020
September 11, 2020	September 25, 2020	$0.162500	October 5, 2020
December 11, 2020	December 24, 2020	$0.162500	January 5, 2021
Series A Preferred Stock
December 6, 2019	December 24, 2019	$0.515625	January 3, 2020
March 13, 2020	March 25, 2020	$0.515625	April 3, 2020
May 9, 2020	June 25, 2020	$0.515625	July 2, 2020
September 11, 2020	September 25, 2020	$0.515625	October 5, 2020
September 21, 2020(1)	October 21, 2020	$0.120313	October 21, 2020
November 19, 2020 (1)	December 21, 2020	$0.464063	December 21, 2020
December 11, 2020	December 24, 2020	$0.515625	January 5, 2021
Series B Preferred Stock (2)
October 31, 2019	December 24, 2019	$5.00	January 3, 2020
January 13, 2020	January 24, 2020	$5.00	February 5, 2020
January 13, 2020	February 25, 2020	$5.00	March 5, 2020
January 13, 2020	March 25, 2020	$5.00	April 3, 2020
April 14, 2020	April 24, 2020	$5.00	May 5, 2020
May 9, 2020	May 22, 2020	$5.00	June 5, 2020
May 9, 2020	June 25, 2020	$5.00	July 2, 2020
July 10, 2020	July 24, 2020	$5.00	August 5, 2020
July 10, 2020	August 25, 2020	$5.00	September 4, 2020
July 10, 2020	September 25, 2020	$5.00	October 5, 2020
October 9, 2020	October 23, 2020	$5.00	November 5, 2020
October 9, 2020	November 25, 2020	$5.00	December 4, 2020
October 9, 2020	December 24, 2020	$5.00	January 5, 2021
Series C Preferred Stock
December 6, 2019	December 24, 2019	$0.4765625	January 3, 2020
March 13, 2020	March 25, 2020	$0.4765625	April 3, 2020
May 9, 2020	June 25, 2020	$0.4765625	July 2, 2020
September 11, 2020	September 25, 2020	$0.4765625	October 5, 2020
December 11, 2020	December 24, 2020	$0.4765625	January 5, 2021
Series D Preferred Stock
December 6, 2019	December 24, 2019	$0.4453125	January 3, 2020
March 13, 2020	March 25, 2020	$0.4453125	April 3, 2020
May 9, 2020	June 25, 2020	$0.4453125	July 2, 2020
September 11, 2020	September 25, 2020	$0.4453125	October 5, 2020
December 11, 2020	December 24, 2020	$0.4453125	January 5, 2021
Series T Preferred Stock(2)
December 20, 2019	December 24, 2019	$0.128125	January 3, 2020
January 13, 2020	January 24, 2020	$0.128125	February 5, 2020
January 13, 2020	February 25, 2020	$0.128125	March 5, 2020
January 13, 2020	March 25, 2020	$0.128125	April 3, 2020
April 14, 2020	April 24, 2020	$0.128125	May 5, 2020
May 9, 2020	May 22, 2020	$0.128125	June 5, 2020
May 9, 2020	June 25, 2020	$0.128125	July 2, 2020
July 10, 2020	July 24, 2020	$0.128125	August 5, 2020
July 10, 2020	August 25, 2020	$0.128125	September 4, 2020
July 10, 2020	September 25, 2020	$0.128125	October 5, 2020
October 9, 2020	October 23, 2020	$0.128125	November 5, 2020
October 9, 2020	November 25, 2020	$0.128125	December 4, 2020
October 9, 2020	December 24, 2020	$0.128125	January 5, 2021
December 11, 2020(3)	December 24, 2020	$0.05	December 29, 2020
(1)	This dividend was paid on the date indicated to shareholders in conjunction with the redemption of Series A preferred shares.

(2)	Shares of Series B Preferred Stock issued on or after October 28, 2019 and all newly-issued shares of Series T Preferred Stock that are held only a portion of the applicable monthly dividend period will receive a prorated monthly dividend based on the actual number of days in the applicable dividend period during which each such share of Series B Preferred Stock or Series T Preferred Stock was outstanding.
(3)	The Board authorized, and the Company declared, an annual Series T Preferred Stock dividend of 0.20% per share of Series T Preferred Stock. Shares of Series T Preferred Stock that are held only for a portion of the applicable annual stock dividend period will receive a prorated Series T Preferred Stock dividend based on the actual number of months in the applicable annual stock dividend period during which each such share of Series T Preferred Stock was outstanding. The annual stock dividend equates to $0.05 per share of Series T Preferred Stock.

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

Distributions for the year ended December 31, 2020 were as follows (amounts in thousands):

	Distributions
2020	Declared	Paid
First Quarter
Class A Common Stock	$3,901	$3,816
Class C Common Stock	12	12
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	7,848	7,867
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,269
Series T Preferred Stock	373	130
OP Units	1,037	1,037
LTIP Units	554	347
Total first quarter 2020	$19,051	$18,535
Second Quarter
Class A Common Stock	$3,995	$3,902
Class C Common Stock	12	12
Series A Preferred Stock	2,880	2,950
Series B Preferred Stock	7,766	7,779
Series C Preferred Stock	1,103	1,107
Series D Preferred Stock	1,245	1,269
Series T Preferred Stock	1,243	1,000
OP Units	1,026	1,038
LTIP Units	635	407
Total second quarter 2020	$19,905	$19,464
Third Quarter
Class A Common Stock	$4,012	$3,994
Class C Common Stock	12	12
Series A Preferred Stock	2,866	2,880
Series B Preferred Stock	7,745	7,751
Series C Preferred Stock	1,094	1,102
Series D Preferred Stock	1,236	1,245
Series T Preferred Stock	2,062	1,738
OP Units	1,026	1,027
LTIP Units	649	487
Total third quarter 2020	$20,702	$20,236

	Distributions
2020	Declared	Paid
Fourth Quarter
Class A Common Stock	$3,630	$4,011
Class C Common Stock	12	12
Series A Preferred Stock	2,214	3,944
Series B Preferred Stock	7,717	7,729
Series C Preferred Stock	1,094	1,094
Series D Preferred Stock	1,236	1,235
Series T Preferred Stock	3,415	3,037
OP Units	1,026	1,027
LTIP Units	658	500
Total fourth quarter 2020	$21,002	$22,589
Total	$80,660	$80,824

Declaration of Dividends

	Payable to
	stockholders		Paid /
Declaration Date	of record as of	Amount	Payable Date
Series B Preferred Stock
January 13, 2021	January 25, 2021	$5.00	February 5, 2021
January 13, 2021	February 25, 2021	$5.00	March 5, 2021
January 13, 2021	March 25, 2021	$5.00	April 5, 2021
Series T Preferred Stock(1)
January 13, 2021	January 25, 2021	$0.128125	February 5, 2021
January 13, 2021	February 25, 2021	$0.128125	March 5, 2021
January 13, 2021	March 25, 2021	$0.128125	April 5, 2021
(1)	Shares of newly-issued Series T Preferred Stock and held only a portion of the applicable monthly dividend period will receive a prorated monthly Series T Preferred Stock dividend based on the actual number of days in the applicable dividend period during which each such share of Series T Preferred Stock was outstanding.

Critical Accounting Policies

Below is a discussion of the accounting policies that we consider critical to an understanding of our financial condition and operating results that may require complex or significant judgment in their application or require estimates about matters which are inherently uncertain.

Principles of Consolidation and Basis of Presentation

Our consolidated financial statements include our accounts and the accounts of other subsidiaries over which we have control. All inter-company transactions, balances, and profits have been eliminated in consolidation. Interests in entities acquired will be evaluated based on applicable GAAP, which includes the requirement to consolidate entities deemed to be variable interest entities ("VIE"). VIEs in which we are the primary beneficiary. If the entity in which we hold an interest is determined not to be a VIE, then the entity will be evaluated for consolidation based on legal form, economic substance, and the extent to which we have control and/or substantive participating rights under the respective ownership agreement.

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

Real Estate Asset Acquisition and Valuation

Upon the acquisition of real estate properties which do not constitute the definition of a business, we recognize the assets acquired, the liabilities assumed, and any noncontrolling interest as of the acquisition date, measured at their relative fair values. Acquisition-related costs are capitalized in the period incurred and are recorded to the components of the real estate assets acquired. We assess the acquisition-date fair values of all tangible assets, identifiable intangible assets and assumed liabilities using methods similar to those used by independent appraisers (e.g., discounted cash flow analysis) and that utilize appropriate discount and/or capitalization rates and available market information. Estimates of future cash flows are based on several factors including historical operating results, known and anticipated trends, and market and economic conditions. The fair value of tangible assets of an acquired property considers the value of the property as if it was vacant.

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

Estimates of the fair values of the tangible assets, identifiable intangible assets and assumed liabilities require us to make significant assumptions to estimate market lease rates, property operating expenses, carrying costs during lease-up periods, discount rates, market absorption periods, prevailing interest rates and the number of years the property will be held for investment. The use of inappropriate assumptions could result in an incorrect valuation of acquired tangible assets, identifiable intangible assets and assumed liabilities, which could impact the amount of our net income (loss). Differences in the amount attributed to the fair value estimate of the various assets acquired can be significant based on the assumptions made in calculating these estimates.

Revenue Recognition

We recognize rental revenue on a straight-line basis over the terms of the rental agreements and in accordance with ASC Topic 842 Leases. Rental revenue is recognized on an accrual basis and when the collectability of the amounts due from tenants is deemed probable. Rental revenue is included within rental and other property revenues on our consolidated statements of operations. Amounts received in advance are recorded as a liability within other accrued liabilities on our consolidated balance sheets.

Other property revenues are recognized in the period earned.

We recognize a gain or loss on the sale of real estate assets when the criteria for an asset to be derecognized are met, which include when (i) a contract exists and (ii) the buyer obtains control.

Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

We analyze an investment to determine if it is a variable interest entity (a “VIE”) in accordance with Topic ASC 810 and, if so, whether we are the primary beneficiary requiring consolidation. A VIE is an entity that has (i) insufficient equity to permit it to finance its activities without additional subordinated financial support or (ii) equity holders that lack the characteristics of a controlling financial interest. VIEs are consolidated by the primary beneficiary, which is the entity that has both the power to direct the activities that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity or the right to receive benefits from the entity that potentially could be significant to the entity. Variable interests in a VIE are contractual, ownership, or other financial interests in a VIE that change in value with changes in the fair value of the VIE’s net assets. We continuously re-assess at each level of the investment whether the entity is (i) a VIE, and (ii) if we are the primary beneficiary of the VIE. If it was determined that the entity in which we hold an interest qualified as a VIE and we were the primary beneficiary, the entity would be consolidated.

If after consideration of the VIE accounting literature, we have determined that an entity is not a VIE, we assess the need for consolidation under all other provisions of ASC 810. These provisions provide for consolidation of majority-owned entities where majority voting interest held by us provides control, or through determination of control by virtue of us being the general partner in a limited partnership or the controlling member of a limited liability company.

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

If it has been determined that we do not have control but do have the ability to exercise significant influence over the entity, we account for these investments as preferred equity investments and investments in unconsolidated real estate joint ventures in our consolidated balance sheets. In accordance with ASC 320 Investments – Debt Securities, we classify each preferred equity investment as a held to maturity debt security as we have the intention and ability to hold the investment to maturity. We earn a fixed return on these investments which is included within preferred returns on unconsolidated real estate joint ventures in our consolidated statements of operations. We evaluate the collectability of each preferred equity investment and estimates a provision for credit loss, as applicable. Refer to the Current Expected Credit Losses (“CECL”) section below for further information regarding CECL and our provision for credit losses.

Mezzanine Loan Investments

We analyze each loan arrangement that involves real estate development to consider whether the loan qualifies for accounting as a loan or as an investment in a real estate development project. We have evaluated our real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by ASC 310-10 Receivables. For each loan, we have concluded that the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate. We recognize interest income on our notes receivable on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected. Costs incurred to originate our notes receivable are deferred and amortized using the effective interest method over the term of the related notes receivable. We evaluate the collectability of each mezzanine loan investment and estimate a provision for credit loss, as applicable. Refer to CECL section below for further information regarding CECL and our provision for credit losses.

Current Expected Credit Losses (“CECL”)

We estimate provision for credit losses on our mezzanine loan and preferred equity investments under CECL. This method is based on expected credit losses for the life of the investment as of each balance sheet date. The method for calculating the estimate of expected credit loss takes into account historical experience and current conditions for similar loans and reasonable and supportable forecasts about the future.

We estimate our provision for credit losses using a collective (pool) approach for investments with similar risk characteristics, such as collateral and duration of investment. In measuring the CECL provision for investments that share similar characteristics, we apply a default rate to the investments for the remaining mezzanine loan or preferred equity investment hold period. As we do not have a significant historical population of loss data on our mezzanine loans and preferred equity investments, our default rate utilized for CECL is based on an external historical loss rate for commercial real estate loans.

In addition to analyzing investments as a pool, we perform an individual investment assessment of expected credit losses. If it is determined that the borrower is experiencing financial difficulty, or a foreclosure is probable, or we expect repayment through the sale of the collateral, we calculate expected credit losses based on the value of the underlying collateral as of the reporting date. During this review process, if we determine that it is probable that we will not be able to collect all amounts due for both principal and interest according to the contractual terms of an investment, that mezzanine loan or preferred equity investment is not considered fully recoverable and a provision for credit loss is recorded.

In estimating the value of the underlying collateral when determining if a mezzanine loan or preferred equity investment is fully recoverable, we evaluate estimated future cash flows to be generated from the collateral underlying the investment. The inputs and assumptions utilized to estimate the future cash flows of the underlying collateral are based upon our evaluation of the operating results, economy, market trends, and other factors, including judgments regarding costs to complete any construction activities, lease up and occupancy rates, rental rates, and capitalization rates utilized to estimate the projected cash flows at the disposition. We may also obtain a third-party valuation which may value the collateral through an "as-is" or "stabilized value" methodology. If upon completion of the valuation the fair value of the underlying collateral securing the investment is less than the net carrying value, we record a provision for credit loss on that mezzanine loan or preferred equity investment. As the investment no longer displays the characteristics that are similar to those of the pool of mezzanine loans or preferred equity investments, the investment is removed from the CECL collective (pool) analysis described above.

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

Off-Balance Sheet Arrangements

As of December 31, 2020, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of December 31, 2020, we own interests in eleven joint ventures that are accounted for as held to maturity debt securities or loans as we exercise significant influence over, but do not control, the investee.

New Accounting Pronouncements

See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies,” to our Notes to the Consolidated Financial Statements for a description of accounting pronouncements. We do not believe these new pronouncements will have a significant impact on our Consolidated Financial Statements, cash flows or results of operations.

Subsequent Events

Issuance of LTIP Units under the Fourth Amended 2014 Incentive Plans

On January 1, 2021, we granted certain equity grants of LTIP Units of our Operating Partnership to various executive officers under the Fourth Amended 2014 Incentive Plans. These awards were issued pursuant to the executive officers’ employment and service agreements as time-based LTIP Units and performance-based LTIP Units. All such LTIP Unit grants require continuous employment for vesting. Time-based LTIP Units were comprised of an aggregate of 277,001 LTIP Units that vest over approximately three years. Performance-based LTIP Units were comprised of an aggregate of 554,003 LTIP Units, are subject to a three-year performance period, and will thereafter vest upon successful achievement of performance-based conditions.

In addition, on January 1, 2021, we granted 7,381 LTIP Units pursuant to the Fourth Amended 2014 Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. The LTIP Units vested immediately upon issuance.

Distributions Declared

On January 13, 2021, our Board authorized, and we declared monthly dividends for the first quarter of 2021 equal to a monthly rate of $5.00 per share on our Series B Preferred Stock, payable monthly to the stockholders of record as of January 25, 2021, February 25, 2021 and March 25, 2021, which was paid in cash on February 5, 2021, and which will be paid in cash on March 5, 2021 and April 5, 2021, respectively.

On January 13, 2021, our Board authorized, and we declared monthly dividends for the first quarter of 2021 equal to a monthly rate of $0.128125 per share on our Series T Preferred Stock, payable monthly to the stockholders of record as of January 25, 2021, February 25, 2021 and March 25, 2021, which was paid in cash on February 5, 2021, and which will be paid in cash on March 5, 2021 and April 5, 2021, respectively. Newly-issued shares of Series T Preferred Stock held for only a portion of the applicable monthly dividend period will receive a prorated Series T Preferred Stock dividend based on the actual number of days in the applicable dividend period during which each shares of Series T Preferred Stock was outstanding.

Distributions Paid

The following distributions have been paid subsequent to December 31, 2020 (amounts in thousands):

Distributions Paid
January 5, 2021 (to stockholders of record as of December 24, 2020)
Class A Common Stock	$3,630
Class C Common Stock	12
Series A Preferred Stock	1,135
Series B Preferred Stock	2,568
Series C Preferred Stock	1,094
Series D Preferred Stock	1,235
Series T Preferred Stock	1,190
OP Units	1,026
LTIP Units	510
Total	$12,400
February 5, 2021 (to stockholders of record as of January 25, 2021)
Series B Preferred Stock	$2,492
Series T Preferred Stock	1,334
Total	$3,826

Stock Activity

Subsequent to December 31, 2020 and as of February 5, 2021, we have completed the following activity as it relates to our Class A common stock, Series A Preferred Stock, and Series B Preferred Stock (refer to Note 13 — Stockholders’ Equity of our consolidated financial statements for further information):

●	redeemed 27,513 shares of Series B Preferred Stock through the issuance of 2,430,374 Class A common shares;
●	announced the redemption of the remaining outstanding shares of Series A Preferred Stock to occur on February 26, 2021; and
●	purchased 1,668,551 shares of Class A common stock under the stock repurchase plans for a total purchase price of approximately $19.3 million.

Redemption of 8.250% Series A Cumulative Redeemable Preferred Stock

On January 27, 2021, we issued notice of redemption of all 2,201,547 outstanding shares of our Series A Preferred Stock to occur on February 26, 2021 at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, and including, the date of redemption in an amount equal to $0.320833 per share, for a total payment of $25.320833 per share, in cash.

Sale of ARIUM Grandewood

On January 28, 2021, we closed on the sale of ARIUM Grandewood located in Orlando, Florida. The property was sold for approximately $65.3 million, subject to certain prorations and adjustments typical in such real estate transactions. ARIUM Grandewood was encumbered by a $39.1 million senior mortgage through the Fannie Facility. Under the Fannie Facility, we have the option to forgo the repayment of the principal balance and any related prepayment penalties and costs by substituting the collateral securing the senior mortgage with collateral of the same or higher value. We elected to substitute the ARIUM Grandewood collateral with our Falls at Forsyth property and the transaction is anticipated to be completed by the end of February 2021. After consideration of the $39.1 million senior mortgage and payment of closing costs and fees of $0.9 million, the sale of ARIUM Grandewood generated net proceeds of approximately $25.1 million.

Stock Repurchase Plans

On February 9, 2021, the Board authorized the modification of the stock repurchase plans to provide for the repurchase, from time to time, of up to an aggregate of $150 million in shares, increased from the previous $75 million, of our Class A common stock, Series C Preferred Stock and/or Series D Preferred Stock.

Fannie Facility Second Advance

On February 18, 2021, we, through certain subsidiaries of the Operating Partnership, entered into a $12.9 million floating rate advance originated under the Fannie Facility (the “Second Advance”). As noted above and upon the sale of ARIUM Grandewood, we elected to substitute the ARIUM Grandewood collateral on the Fannie Facility with our Falls at Forsyth property. As the collateral value of Falls at Forsyth exceeds the collateral value of ARIUM Grandewood, we elected to receive this incremental difference in collateral value as an advance under the Fannie Facility. The Second Advance matures on March 1, 2028 and bears interest at the 30-day average SOFR plus 2.70%, subject to an interest rate cap, with interest-only payments through March 2023 and then monthly payments based on thirty-year amortization. The Second Advance may be prepaid without prepayment or yield maintenance beginning December 1, 2027.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal payments and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes. Fair value adjustments and unamortized deferred financing costs, net, of approximately $(4.9) million are excluded:

($ in thousands)

	2021	2022	2023	2024	2024	Thereafter	Total

Mortgage Notes Payable	$86,214	$15,337	$127,351	$276,158	$368,842	$660,741	$1,534,643
Weighted Average Interest Rate	2.07%	3.46%	3.21%	3.44%	3.89%	3.44%	3.45%

Revolving Credit Facilities	$—	$—	$33,000	$—	$—	$—	$33,000
Weighted Average Interest Rate	—	—	1.70%	—	—	—	1.70%

The fair value (in thousands) is estimated at $1,586.0 million for mortgages payable as of December 31, 2020.

The table above incorporates those exposures that exist as of December 31, 2020; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

Based on our debt and interest rates in effect at December 31, 2020, a 100 basis point increase or decrease in interest rates on the portion of our debt bearing interest at variable rates would increase future interest expense by approximately $4.3 million or decrease by $0.6 million, respectively, on an annual basis.

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

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2020, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020, to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of December 31, 2020, the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting, as of December 31, 2020, were effective.

Report from Our Independent Registered Public Accounting Firm

Grant Thornton LLP, our independent registered public accounting firm that audited the financial statements included in this Annual Report on Form 10-K, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, and issued a report which appears on page F-2 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table and biographical descriptions set forth certain information with respect to the individuals who currently serve as our executive officers and directors:

Name*	Age**	Position	Year First Became Director
R. Ramin Kamfar	57	Chairman of the Board and Chief Executive Officer	2008
Jordan B. Ruddy	57	Chief Operating Officer and President	N/A
James G. Babb, III	56	Chief Strategy Officer	N/A
Ryan S. MacDonald	37	Chief Investment Officer	N/A
Christopher J. Vohs	44	Chief Financial Officer and Treasurer	N/A
Michael L. Konig	60	Chief Legal Officer and Secretary	N/A
Michael DiFranco	56	Executive Vice President, Operations	N/A
I. Bobby Majumder	52	Independent Director	2009
Romano Tio	61	Independent Director	2009
Elizabeth Harrison	56	Independent Director	2018
Kamal Jafarnia	54	Independent Director	2019

*     The address of each executive officer and director listed is 1345 Avenue of the Americas, 32nd Floor, New York, New York 10105.

**   As of February 6, 2021.

R. Ramin Kamfar, Chairman of the Board and Chief Executive Officer.  Mr. Kamfar serves as our Chairman of the Board and as our Chief Executive Officer. Mr. Kamfar has served as our Chairman of the Board since August 2008, and also served as our President from April 2014 until October 2017. Mr. Kamfar also served as Chief Executive Officer of our former advisor, Bluerock Multifamily Advisor, LLC, from August 2008 to February 2013. He has also served as the Chairman of the Board and Chief Executive Officer of Bluerock since its inception in October 2002, where he has overseen the acquisition and development of approximately 33,500 apartment units, and over 2.5 million square feet of office space. In addition, Mr. Kamfar has served as Chairman of the Board of Trustees and as a Trustee of Bluerock Total Income + Real Estate Fund, a closed-end interval fund organized by Bluerock, since 2012. Mr. Kamfar has approximately 30 years of experience in various aspects of real estate, mergers and acquisitions, private equity investing, investment banking, and public and private financings. From 1988 to 1993, Mr. Kamfar worked as an investment banker at Lehman Brothers Inc., New York, New York, where he specialized in mergers and acquisitions and corporate finance. In 1993, Mr. Kamfar left Lehman to focus on private equity transactions. From 1993 to 2002, Mr. Kamfar executed a growth/consolidation strategy to build a startup into a leading public company in the ‘fast casual’ market now known as Einstein Noah Restaurant Group, Inc. with approximately 800 locations and $400 million in gross revenues. From 1999 to 2002, Mr. Kamfar also served as an active investor, advisor and member of the Board of Directors of Vsource, Inc., a technology company subsequently sold to Symphony House (KL: SYMPHNY), a leading business process outsourcing company focused on the Fortune 500 and Global 500. Mr. Kamfar received an M.B.A. degree with distinction in Finance in 1988 from The Wharton School of the University of Pennsylvania, located in Philadelphia, Pennsylvania, and a B.S. degree with distinction in Finance in 1985 from the University of Maryland located in College Park, Maryland.

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

James G. Babb, III, Chief Strategy Officer.  Mr. Babb serves as our Chief Strategy Officer. Mr. Babb previously served as Chief Investment Officer of our former Manager from November 2013 until October 2017, as a director of the Company until April 2, 2014, as our Chief Investment Officer from July 2008 until November 2013 and from October 2017 until January 2021, as our President from July 2008 until August 2012, and as the President of our former advisor from July 2008 until February 2013. Mr. Babb joined Bluerock in 2007 and served as its Chief Investment Officer through October 2017, and as a Trustee of Bluerock Total Income + Real Estate Fund from 2012 until November 2019. He has been involved exclusively in real estate acquisition, management, financing and disposition for approximately 30 years. From 1992 to August 2003, Mr. Babb helped lead the residential and office acquisitions initiatives for Starwood Capital Group, or Starwood Capital. Starwood Capital was formed in 1992 and during his tenure raised and invested funds on behalf of institutional investors through seven private real estate funds, which in the aggregate ultimately invested approximately $8 billion in approximately 250 separate transactions and was also active in Starwood Capital’s efforts to expand its platform to invest in Europe. From August 2003 to July 2007, Mr. Babb founded Bluepoint Capital, LLC, a private real estate investment company focused on the acquisition, development and/or redevelopment of residential and commercial properties. Mr. Babb received a B.A. degree in Economics in 1987 from the University of North Carolina at Chapel Hill.

Ryan S. MacDonald, Chief Investment Officer.  Mr. MacDonald serves as our Chief Investment Officer. Mr. MacDonald joined Bluerock in 2008 and has continuously served in various senior acquisition and disposition capacities for it and its affiliates, including as our Chief Acquisitions Officer from October 2017 until January 2021, as Senior Vice President — Investments of our former Manager from November 2013 through February 2016, and as Managing Director — Investments for our former Manager from March 2016 through October 2017. To date, with Bluerock, Mr. MacDonald has been involved with real estate transactions with an aggregate value of approximately $6.4 billion. Prior to joining Bluerock, from 2006 to 2008, Mr. MacDonald was an Analyst for PNC Realty Investors (formerly Mercantile Real Estate Advisors), where he served as part of an investment team that made more than $1.2 billion in investments within all tranches of the capital structure. From 2005 to 2006, Mr. MacDonald served in a corporate development role at Mercantile Bankshares, where he worked with Executive Management focusing on high level strategic initiatives for the $6 billion bank. Mr. MacDonald received a B.A. in Economics in 2005 from the University of Maryland, College Park.

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

Kamal Jafarnia, Independent Director.  Mr. Jafarnia has served as one of our independent directors since June 2019. Mr. Jafarnia currently serves as General Counsel, Executive Vice President and Secretary of Lonsdale Digital Management, Inc. Previously, Mr. Jafarnia served as General Counsel and Chief Compliance Officer at Artivest Holdings, Inc., which position he held from October 2018 until February 2021, and as Chief Compliance Officer of Altegris Advisors LLC which was the advisor to the Altegris KKR Commitments Fund. Prior to Artivest, Mr. Jafarnia served as Managing Director for Legal and Business Development at Provasi Capital Partners LP. Prior to that, from October 2014 to December 2017, he served as Senior Vice President of W.P. Carey Inc. (NYSE: WPC), as well as Senior Vice President and Chief Compliance Officer of Carey Credit Advisors, Inc. and as Chief Compliance Officer and General Counsel of Carey Financial, LLC. Prior to joining W. P. Carey Inc., Mr. Jafarnia served as Counsel to two American Lawyer Global 100 law firms in New York. From March 2014 to October 2014, Mr. Jafarnia served as Counsel in the REIT practice group at the law firm of Greenberg Traurig, LLP. From August 2012 to March 2014, Mr. Jafarnia served as Counsel in the Financial Services & Products Group and was a member of the REIT practice group of Alston & Bird, LLP. Between 2006 and 2012, Mr. Jafarnia served as a senior executive, in-house counsel, and Chief Compliance Officer for several alternative investment program sponsors, including, among others, American Realty Capital, a real estate investment program sponsor, and its affiliated broker-dealer, Realty Capital Securities, LLC. In addition, Mr. Jafarnia has served as a non-executive independent member of the board of directors of Ashford Hospitality Trust, Inc. (NYSE: AHT) since January 2013. Mr. Jafarnia received an LL.M. in Securities and Financial Regulation in 2011 from Georgetown University Law Center, located in Washington, D.C., a J.D. degree in 1992 from Temple University, located in Philadelphia, Pennsylvania, and a B.A. degree in Economics and Government in 1988 from the University of Texas at Austin.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, or the Exchange Act, requires our directors and executive officers, and any persons beneficially owning more than 10% of our outstanding shares of common stock, to file with the SEC reports with respect to their initial ownership of our common stock and reports of changes in their ownership of our common stock. As a matter of practice, our administrative staff and outside counsel assists our directors and executive officers in preparing these reports, and typically file those reports on behalf of our directors and executive officers. Based solely on a review of the copies of such forms filed with the SEC during fiscal year 2020 and on written representations from our directors and executive officers, we believe that during fiscal year 2020, all of our directors, executive officers and greater than 10% beneficial owners filed the required reports on a timely basis under Section 16(a), except for one Form 4 for each of Michael DiFranco and Jordan Ruddy and one Form 3 for The Cypress Trust.

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

The audit committee meets on a regular basis, at least quarterly and more frequently as necessary. The audit committee’s primary functions are:

●	to evaluate and approve the audit and non-audit services and fees of our independent registered public accounting firm;
●	to periodically review the auditors’ independence; and
●	to assist our Board in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, management’s system of internal controls and the audit and financial reporting process.

The audit committee also considers and approves certain related party transactions.

Investment Committee

Our Board has established an investment committee, which is comprised of three individuals, Romano Tio, Elizabeth Harrison and R. Ramin Kamfar. Elizabeth Harrison was appointed to the investment committee on October 29, 2020, replacing Kamal Jafarnia. Mr. Tio is the chairman of the investment committee.

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

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our chief executive officer’s compensation, if any, evaluating our chief executive officer’s performance in light of such goals and objectives, and determining and approving the remuneration, if any, of our chief executive officer based on such evaluation;
●	reviewing and approving the compensation, if any, of all of our other executive officers;
●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans, if any;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Nominating and Corporate Governance Committee

Our Board has established a nominating and corporate governance committee, which is comprised of three of our independent directors, I. Bobby Majumder, Kamal Jafarnia, and Romano Tio. Kamal Jafarnia was appointed to the nominating and corporate governance committee on October 29, 2020, replacing Elizabeth Harrison. Mr. Majumder is the chairman of our nominating and corporate governance committee. Our nominating and corporate governance committee charter details the principal functions of the nominating and corporate governance committee. These functions include:

●	identifying and recommending qualified candidates to our full Board for election as directors, and recommending nominees for election as directors at the annual meeting of stockholders;
●	developing and recommending corporate governance guidelines to our Board, and implementing and monitoring such guidelines;
●	reviewing and making recommendations on matters involving the general operation of our Board, including board size and composition, and committee composition and structure;
●	recommending nominees for each committee of our Board to our Board;
●	annually facilitating the assessment of our Board’s performance as a whole and of the individual directors, as required by applicable law, regulations and the NYSE American corporate governance listing standards; and
●	overseeing our Board’s evaluation of management.

The nominating and corporate governance committee may form and delegate authority to subcommittees in its discretion, provided that such subcommittees must be comprised entirely of independent directors, and each such committee must have its own charter setting forth its purpose and responsibilities.

Item 11.      Executive Compensation

Compensation Discussion and Analysis

Our Compensation Discussion and Analysis describes our compensation program, objectives and policies for our Named Executive Officers, or NEOs, for fiscal year 2020. Our NEOs for fiscal year 2020 were R. Ramin Kamfar, Chief Executive Officer, Jordan B. Ruddy, President and Chief Operating Officer, James G. Babb, III, Chief Investment Officer, Michael L. Konig, Chief Legal

Officer and Secretary, Ryan S. MacDonald, Chief Acquisitions Officer, and Christopher J. Vohs, Chief Financial Officer and Treasurer (the “NEOs”). Where indicated, information is also provided for Michael DiFranco, our Executive Vice President, Operations.

Overview of Compensation Program and Philosophy

Executive Compensation Objectives

The primary objective of our executive compensation program is to align the interests of our NEOs with those of our stockholders through our pay-for-performance approach to NEO compensation. Our executive compensation program is performance-based, closely correlated with business and financial results, and designed to attract and retain the best executive talent. The compensation committee has designed a compensation program intended to reward, among other things, capital raising, total investment activity, favorable stockholder returns, share appreciation, same store net operating income growth, on-time and on-budget completion of development projects, return on investment on redevelopment projects, asset growth, and our competitive position within our segment of the real estate industry, as well as each executive officer’s long-term career contributions to our Company. Compensation incentives designed to further these goals and to incentivize long-term careers with the Company will take the form of base salaries/payments, annual performance-based cash compensation, as well as long-term vesting of both time- and performance-based equity incentive compensation, subject to performance criteria and targets established and administered by our compensation committee. In addition, our compensation committee may decide to make awards to new executive officers in order to attract talented professionals. This compensation philosophy, as reflected in our employment agreements with our NEOs and other executive officers (collectively, the “Executive Agreements”) and our overall compensation program, is designed to motivate our executives to focus on operating results and create long-term stockholder value.

Compensation Philosophy, Design and Process

How We Determine Executive Compensation

Pursuant to its charter, our compensation committee is responsible for designing our executive compensation plans, establishing compensation levels, and evaluating the performance of our NEOs and other executive officers pursuant to the terms of their Executive Agreements. To assist the compensation committee in designing, establishing and evaluating an appropriate and competitive compensation program for our NEOs, the compensation committee has engaged FPL Associates L.P. (“FPL”), an independent executive compensation consulting firm, to advise the compensation committee on alternatives for executive compensation design. FPL has provided the compensation committee with market-based compensation benchmarking analyses summarizing the compensation practices among our peers, including with respect to base salary, annual target bonus opportunities, long-term target equity compensation opportunities, as well as severance and change in control arrangements. FPL has also provided recommendations relating to the proposed compensation arrangements and terms of employment or service for our NEOs and other executive officers, and supplemental market benchmarking data that summarizes the typical compensation and perquisites provided to executives in the Company’s peer group. FPL has further provided recommendations with respect to certain terms and conditions of the Company’s Fourth Amended 2014 Incentive Plans, and the amounts of the equity awards for which our NEOs and other executive officers will be eligible pursuant to the terms of their Executive Agreements.

The compensation committee assesses total annual compensation (comprised of base salaries/payments, annual cash incentive compensation, and long-term time- and performance-based equity incentive compensation) for our NEOs in comparison to the market ranges of our peer group, The committee does not target a specific position within the peer group for our NEOs, rather, the market ranges provide appropriate guidance, which along with factors such as (but not limited to) individual performance, corporate performance and areas of expertise, help to form the committee’s decisions regarding NEO compensation. To determine the market range, the compensation committee uses a competitive market-based compensation analysis of total compensation for comparable officer positions at peer companies prepared by FPL. The compensation committee also seeks the insight of our executive management team and assistance of FPL to review and determine the performance criteria and targets to which the annual cash incentive compensation and long-term performance-based equity incentive compensation will be subject. The compensation committee establishes performance criteria based on financial and operational performance metrics that are consistent with our long-term strategic objectives and in line with market practices, with targets for the three-year performance periods that will challenge our NEOs to drive operating results that generate stockholder returns. At the end of the performance period, the awards earned by our NEOs are based on the level of achievement of those performance criteria against such targets.

Peer Group

To assist the compensation committee in developing an appropriate and competitive compensation program for our NEOs, FPL was engaged to examine current market compensation practices. On an annual basis, FPL provides the compensation committee with a market-based compensation benchmarking analysis with respect to the executive compensation practices among peer REITs, which is reviewed by the compensation committee to ensure the overall composite reflects an appropriate peer set. While a peer group of companies used for performance comparison purposes may be focused on business operations and industry focus, and may include companies much larger or smaller in size, the peer group of companies used for compensation benchmarking purposes tend to be driven by size, business model and geographic considerations. Accordingly, in establishing a compensation structure for the Company’s NEOs for fiscal year 2020, the compensation committee reviewed the Company’s competitive peer group based on the following criteria:

●	Size: REITs within an appropriate size range relative to the Company (i.e., 0.5x to 2.0x) in terms of total market capitalization.
●	Business Activities: REITs with an emphasis on multifamily properties (or diversified REITs with portfolios containing multifamily properties.
●	Geography: REITs with a similar geographic focus.

In evaluating our size relative to potential members of the peer group, our total market capitalization was calculated with reference to our permanent equity capital structure, to include the outstanding shares of both our Series B Preferred Stock and our Series T Preferred Stock. Unlike a conventional series of convertible preferred stock with a fixed conversion price, both the Series B Preferred Stock and the Series T Preferred Stock have a unique conversion feature, and are convertible by the Company into shares of our Class A Common Stock on a $1.00-for-$1.00 basis, based on the future closing price of the Class A Common Stock. This conversion feature enables us to issue equity to grow accretively during periods when our Class A Common Stock is trading below inherent value, and minimize dilution to the holders of our Class A Common Stock by subsequently converting such Series B Preferred Stock and/or Series T Preferred Stock to Class A Common Stock on a $1.00-for-$1.00 basis at a future time of our choosing (subject to a two-year lockout) when the Class A Common Stock is more fairly valued. As such, we consider both the Series B Preferred Stock and the Series T Preferred Stock as a permanent part of our equity capital structure with a $1.00-for-$1.00 conversion rate, and calculate our market capitalization accordingly. The inclusion of our convertible preferred equity in the calculation of our total market capitalization more accurately reflects the nature of our fully diluted permanent equity capital structure, and ensures the peer group selected for use in establishing our executive compensation program is comprised of companies appropriately comparable to our size.

Given the Company’s growth, as well as changes in peer company size, classification, and industry consolidation, the compensation committee reevaluated the constituents of the 2019 peer group based on the criteria above and determined that for purposes of executive compensation for fiscal year 2020, certain adjustments to the peer group were necessary in order to maintain a competitor set appropriately reflective of the Company’s current size and operations. The compensation committee carefully selected the peer group to include the most similar competitors based on such factors, so that comparisons of our compensation structure to such peers would be meaningful. The peer group selected by the compensation committee for use in establishing the compensation program for the Company’s NEOs and other executive officers for fiscal year 2020 was comprised of the following:

● Agree Realty Corporation	● Independence Realty Trust, Inc.
● Chatham Lodging Trust	● Kite Realty Group Trust
● Columbia Property Trust	● Retail Opportunity Investments Corp.
● Easterly Government Properties, Inc.	● Summit Hotel Properties, Inc.
● Hannon Armstrong Sustainable Infrastructure Capital, Inc.	● Terreno Realty Corporation
● Hersha Hospitality Trust	● Whitestone REIT

For purposes of developing the compensation program for the Company’s NEOs and other executive officers for fiscal year 2020, the compensation committee utilized peer group compensation data to understand the Company’s pay levels and structure as compared to the market. The compensation committee does not rely solely upon benchmarking to determine the compensation of the Company’s NEOs and other executive officers, but uses the compensation levels, structures and practices of the peer group as one of many factors to formulate the Company’s executive compensation structure. While the compensation committee does not adhere to a specific formula, nor is the compensation of the Company’s NEOs and other executive officers tied to a specified percentile of compensation relative to the peer group, the compensation committee does take into account peer group compensation levels to assess the competitiveness of each NEO’s overall compensation, while also considering factors such as size, scope of operations and our relative performance, as appropriate.

Elements of Executive Compensation

(A) Base Salary/Base Payment.  Our compensation committee believes that payment of a competitive base salary or base payment (as applicable) is a necessary element of any compensation program that is designed to attract and retain talented and qualified executives. The Executive Agreements of our NEOs provide that Mr. Kamfar, Mr. Babb, Mr. MacDonald, Mr. Ruddy, Mr. Vohs, and Mr. Konig will receive an annual base salary or, in the case of Mr. Konig, an annual base payment, of at least $400,000, $325,000, $250,000, $300,000, $250,000, and $300,000, respectively. Each such Executive Agreement provides that the base salary or base payment (as applicable) of each of our NEOs will be reviewed annually for appropriate increases by the compensation committee, but will not be decreased. Subject to our existing contractual obligations, we expect our compensation committee to consider base salary and base payment levels for our NEOs annually as part of our performance review process, as well as upon any promotion or other change in job responsibility. The goal of our base salary and base payment program is to provide such salaries and payments at a level that allows us to attract and retain qualified executives while preserving significant flexibility to recognize and reward individual performance with other elements of the overall compensation program. Base salary and base payment levels also affect the annual cash incentive compensation because the annual bonus target opportunity of each NEO is expressed as a percentage of base salary or base payment (as applicable). The following items are generally considered when determining base salary and base payment levels:

●	market data provided by our outside consultants;
●	our financial resources;
●	the executive officer’s experience, scope of responsibilities, performance and prospects; and
●	internal equity in relation to other executive officers with similar levels of experience, scope of responsibilities, performance, and prospects.

See “2020 Compensation Decisions — 2020 Base Salary/Base Payment” below for information regarding the base salaries and base payments payable to our NEOs for fiscal year 2020.

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

Pursuant to their Executive Agreement, each of our current NEOs is eligible to receive an Annual Cash Bonus in an amount ranging from 0% to a maximum of 150% (75% for Mr. Vohs) of their annual base salary or base payment (as applicable), with a target equal to 100% (50% for Mr. Vohs) of such annual base salary or base payment. The amount of each such Annual Cash Bonus will further be determined based on the Company’s performance relative to pre-determined objective performance criteria and targets established and administered by the compensation committee, as well as the compensation committee’s subjective evaluation of the performance of each such NEO during such time period. See “2020 Compensation Decisions — 2020 Annual Cash Bonuses” below for information regarding the Annual Cash Bonuses for which our NEOs are eligible for fiscal year 2020, and the applicable performance criteria and targets established by the compensation committee for use in determining the amounts of such Annual Cash Bonuses.

(C) Long-Term Equity Incentive Awards.  Our long-term equity incentive awards are comprised of two primary components, each of which are administered by the compensation committee through our Fourth Amended 2014 Incentive Plans: (1) a time-vested equity award component, and (2) a performance-vested equity award component.

1.	Time-Vested Equity Awards. The objective of our time-vested equity award component is to attract and retain qualified personnel by offering an equity-based program that is competitive with our peer companies. Our compensation committee believes that these time-vested awards are necessary to successfully attract qualified executives, including our NEOs and other executive officers, and other employees of REIT Operator, and will continue to be an important incentive for promoting executive and employee retention going forward. Time-vested equity awards under this plan were determined by the compensation committee in consultation with FPL, and subsequently reviewed with the Chief Executive Officer (with respect to all awards except his own).

Pursuant to their Executive Agreement, each of our NEOs is entitled to an annual grant of time-vested equity awards in the form of LTIP Units (each, an “Annual LTIP Award”). The number of LTIP Units that will actually vest and become nonforfeitable in three equal installments on each anniversary of the date of grant in respect to each such Annual LTIP Award will be dependent upon continued employment and other conditions as set forth in the Executive Agreements. See “2020 Compensation Decisions — 2020 Annual LTIP Awards” below for information regarding the Annual LTIP Awards to which our NEOs are entitled for fiscal year 2020.

2.	Performance-Vested Equity Awards. The objective of our performance-vested equity award component is to implement our objective of promoting a performance-focused culture by rewarding our NEOs and other executive officers, and other employees of REIT Operator, based upon achievement of long term Company and individual performance targets. When determining the quantity and amounts of such long term performance-vested equity awards (each, a “Long Term Performance Award”) to be granted, the compensation committee assesses the same factors considered in setting base salaries and base payments, as applicable, described above, but with a greater emphasis on performance measures we believe drive our long-term success. The actual number of LTIP Units that will actually vest and become nonforfeitable as of the last day of the three-year performance period in respect of each such Long Term Performance Award will be dependent upon the achievement of the long term Company and individual performance criteria and targets established and administered by the compensation committee as described below.

Pursuant to their Executive Agreement, each of our NEOs is entitled to an annual grant of a Long Term Performance Awards in the form of LTIP Units for a three-year performance period. The actual amount of the annual Long Term Performance Award for 2020 for which each of our current NEOs will be eligible will range from 0% to a maximum of 200% of their Annual LTIP Award, with a threshold equal to 50% of that year’s Annual LTIP Award, and a target equal to that year’s Annual LTIP Award. The number of LTIP Units that will actually vest and become nonforfeitable in respect of each such Long Term Performance Award will be dependent upon the achievement, over the three-year performance period, of the objective Company performance criteria and targets established and administered by the compensation committee as described below, as well as a subjective evaluation of the performance of each such executive officer during such time period. See “2020 Compensation Decisions — 2020 Long Term Performance Awards” below for information regarding the Long Term Performance Awards to which our NEOs are entitled for fiscal year 2020, and the applicable performance criteria and targets established by the compensation committee for use in determining the amounts of such Long Term Performance Awards.

(D) Executive Compensation Metrics: Objective Performance Criteria.  Listed below are the objective performance criteria established by the compensation committee for use in determining Annual Cash Bonuses and/or Long Term Performance Awards (as indicated) for our NEOs for fiscal year 2020. For information regarding the relative weightings and threshold, target, and maximum achievement levels assigned to each such criterion for each type of equity incentive award for fiscal year 2020, see “2020 Compensation Decisions — 2020 Annual Cash Bonuses” and “— 2020 Long Term Performance Awards,” below.

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

For Use in Determining:   Annual Cash Bonuses and Long Term Performance Awards.

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

For Use in Determining:   Long Term Performance Awards.

Target:   For fiscal year 2020, the Company’s target is to rank within the 50th percentile in same store NOI growth relative to the SNL U.S. Multifamily REIT Index.

(c)	Development Projects: Budget Performance vs. Target

Why is this metric important?   The on-budget development metric compares the Company’s actual performance relative to its target budget with respect to each of its development projects. On-budget completion of the Company’s development projects ensures that the Company’s strategic business objectives with respect to each such project is achieved in a cost-effective manner. The on-budget development metric was designed to ensure our NEOs and other executive officers remain focused on maintaining the Company’s target budget with respect to its development projects.

For Use in Determining:   Annual Cash Bonuses.

Target:   For fiscal year 2020, the Company’s target is to be on budget for its development projects.

(d)	Redevelopment Projects: Return on Investment (IRR)

Why is this metric important?   This metric focuses on the Company’s return on investment with respect to its redevelopment projects, and was designed to ensure our NEOs and other executive officers remain focused on maximizing return on the Company’s value-added investments.

For Use in Determining:   Annual Cash Bonuses and Long Term Performance Awards.

Target:   For fiscal year 2020, the Company’s target is to achieve an internal rate of return of 20% on its redevelopment projects.

(e)	Total Asset Growth vs. SNL U.S. Multifamily REIT Index Peer Group

Why is this metric important?   This metric helps stockholders compare the growth in value of the Company’s asset base to that of the peer companies in the SNL U.S. Multifamily REIT Index. The value of the Company’s portfolio of assets further provides an indication of the Company’s execution of its business plan.

For Use in Determining:   Annual Cash Bonuses.

Target:   For fiscal year 2020, the Company’s target was to rank within the 50th percentile in total asset growth relative to the SNL U.S. Multifamily REIT Index.

(E) Executive Compensation Metrics: Subjective Performance Criteria. When assessing the subjective component in determining Annual Cash Bonuses and/or Long Term Performance Awards for our NEOs for each fiscal year, the compensation committee takes into consideration the Company’s overall performance, each NEO’s individual performance outside of the objective performance criteria established by the compensation committee, and each NEO’s individual contributions to the Company’s overall success in significant areas based upon the executive’s position and responsibilities as they related to the Company’s overall business plan. When assessing the individual performance component with respect to the Company’s other NEOs, the compensation committee also considers the input of Mr. Kamfar, which the compensation committee believes to be valuable given Mr. Kamfar’s knowledge of the Company’s operations, the day-to-day responsibilities and performance of its other NEOs, the real estate industry generally and the markets in which the Company operates. Finally, the compensation committee may also consider certain key performance accomplishments during the relevant performance period in assessing the subjective component of each NEO’s performance. In determining (i) Annual Cash Bonuses, and (ii) the number of LTIP Units that will actually vest and become nonforfeitable as of the last day of the three-year performance period in respect of the Long Term Performance Awards for fiscal year 2020, the key performance accomplishments to be considered by the compensation committee will vary by performance period.

(F) Distributions on LTIP Units.  Distributions on LTIP Units granted to our NEOs pursuant to the equity incentive awards described above will be paid from the date of grant; provided, that (i) solely with respect to LTIP Units granted as part of Long Term Performance Awards, distributions will be paid at the rate of ten percent (10%) of the distributions otherwise payable with respect to such LTIP Units until the last day of the three-year performance period (or the date of forfeiture, if earlier); and (ii) with respect to each LTIP Unit granted as part of a Long Term Performance Award that becomes fully vested in accordance with the terms of an NEO‘s Executive Agreement, such NEO shall be entitled to receive, as of the date of such vesting, a single cash payment equal to the distributions payable with respect to each such LTIP Unit back to the date of grant, minus the distributions already paid on each such LTIP Unit in accordance with clause (i), in each case subject to certain potential limitations on distributions set forth in the limited partnership agreement of our Operating Partnership and intended to preserve the U.S. federal income tax treatment of such LTIP Units as “profits interests.”

(G) Post-Termination Compensation.  The Executive Agreements with our NEOs and other executive officer provide for payments and other benefits if the executive officer’s employment terminates under specified circumstances. See “Executive Officer Compensation Tables — Narrative Discussion of Summary Compensation Table — Employment Agreements” and “Executive Officer Compensation Tables — Potential Payments upon Termination or Change in Control” for a description of these termination and severance benefits with our NEOs.

2020 Compensation Decisions

2020 Base Salary/Base Payment.  For fiscal year 2020, the compensation committee set the base salaries or base payment, as applicable, of our current NEOs as set forth in the table below:

2020 Base
Salary/Base
Name and Principal Position	Payment
R. Ramin Kamfar, Chief Executive Officer	$400,000
James G. Babb, III, Chief Investment Officer	$325,000
Jordan B. Ruddy, Chief Operating Officer and President	$300,000
Michael L. Konig, Chief Legal Officer and Secretary	$300,000
Ryan S. MacDonald, Chief Acquisitions Officer	$325,000
Christopher J. Vohs, Chief Financial Officer and Treasurer	$262,500

In March 2020, the compensation committee approved, and each of Mr. Kamfar and Mr. Ruddy executed a Fifth Side Letter to their Executive Agreement to reflect their prospective election to receive, (a) for the first quarter of fiscal year 2020, (i) 97.0% of the portion of the 2020 base salary payable to Mr. Kamfar for such period, and (ii) 66.7% of the portion of the 2020 base salary payable to Mr. Ruddy for such period, in the form of shares of Class A common stock rather than in cash, and (b) for the second, third and fourth quarters of fiscal year 2020, (i) 97.0% of the portion of the 2020 base salary payable to Mr. Kamfar for each such period, and (ii) 87.3% of the portion of the 2020 base salary payable to Mr. Ruddy for each such period, in the form of LTIP Units rather than in cash; in each case, with the remainder payable in cash. The number of shares of Class A common stock or LTIP Units (as applicable) granted to each of Mr. Kamfar and Mr. Ruddy on the applicable date of grant for each such period was determined by dividing the dollar value of each such grant by the weighted average closing price of a share of Class A common stock for the twenty (20) trading days preceding the applicable date of grant. The payment of the 2020 base salaries to each of Mr. Kamfar and Mr. Ruddy primarily in the form of Company equity rather than in cash reflected a change in the form of payment only. The amounts of Mr. Kamfar and Mr. Ruddy’s respective 2020 base salaries as set forth in the table above remained unchanged.

2020 Annual Cash Bonuses.  For fiscal year 2020, the compensation committee has determined that 75% of the Annual Cash Bonus for which each of our NEOs would be eligible would be determinable based upon the objective performance criteria set forth below, and the remaining 25% would be determinable based upon subjective performance criteria.

In recognition of the Company’s greater emphasis during 2020 on growth in value of its asset base and adherence to budget with respect to its development projects, the compensation committee elected to revise the objective performance criteria applicable to the Annual Cash Bonuses, to include the new “Total Asset Growth vs. SNL U.S. REIT Multifamily Index Peer Group” criterion (which, was not utilized for fiscal year 2019), which was weighted at 25%, and to increase the weighting for the “Development Projects — Budget Performance vs. Target” criterion (which, for fiscal year 2019, was weighted at 5%) to 25%. To accommodate this change, the compensation committee further elected to decrease the weighting for (i) the “Total Shareholder Return (TSR) Rank vs. SNL U.S. Multifamily REIT Index Peer Group” criterion (which, for fiscal year 2019, was weighted at 30%) to 25%; and (ii) the “Redevelopment Projects — Return on Investment (IRR)” criterion (which, for fiscal year 2019, was weighted at 30%) to 25%; and to eliminate the “Same Store NOI Growth Rank vs. SNL U.S. Multifamily REIT Index Peer Group” and the “Development Projects: Schedule Performance vs. Targets” criteria (which, for fiscal year 2019, had been weighted at 30% and 5%, respectively). For fiscal year 2020, the objective performance criteria, their relative weightings, and threshold, target, and maximum achievement levels were thus as follow:

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

Each component of the 2020 objective performance criteria was weighted as indicated above. For fiscal year 2020, the target amount of each executive officer’s Annual Cash Bonus was equal to the 2020 Base Salary or 2020 Base Payment (as applicable) of each such executive officer (50% of the 2020 Base Salary for Mr. Vohs). For achievement of the threshold level, 50% of the target amount of each such executive’s Annual Cash Bonus can be earned (35% for Mr. Vohs); for achievement of the target level, 100% can be earned (50% for Mr. Vohs); and for achievement of the maximum level, 150% can be earned (75% for Mr. Vohs). If performance for a component of the objective performance criteria is below the threshold level, no bonus will be earned for that component. In December 2019, each NEO other than Mr. Vohs executed a Third Side Letter to their Executive Agreement to reflect their prospective election to receive any Annual Cash Bonus earned for 2020 in the form of LTIP Units, rather than in cash. The actual amounts of such Annual Cash Bonuses for the year ended December 31, 2020 will be determined by the compensation committee in March 2021, in its reasonable business judgment and based on (i) its review of the Company’s performance with respect to the objective performance criteria set forth immediately above and further described above under “Executive Compensation Metrics: Objective Performance Criteria,” and (ii) its subjective evaluation of the performance of each such executive officer based on the factors described above under “Executive Compensation Metrics: Subjective Performance Criteria.” The Annual Cash Bonuses for fiscal year 2020 will be payable by March 15, 2021.

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

2020 Long Term Performance Awards. For fiscal year 2020, the compensation committee has determined that 75% of the Long Term Performance Award for which each of our NEOs would be eligible would be determinable based upon the objective performance criteria set forth below, and the remaining 25% would be determinable based upon the subjective performance criteria described above under “Executive Compensation Metrics: Subjective Performance Criteria.”

In recognition of the Company’s emphasis on total shareholder return during 2020, the compensation committee elected to revise the objective performance criteria applicable to the Long Term Performance Awards for 2020, to increase the weighting for the “Total Shareholder Return (TSR) Rank vs. SNL U.S. Multifamily REIT Index” criterion (which, for fiscal year 2019, was weighted at 33.33%) to 40%, To accommodate this change, the compensation committee further elected to decrease, to 30%, the weighting for both (i) the “Same Store NOI Growth Rank vs. SNL U.S. Multifamily REIT Index” criterion (which, for fiscal year 2019, was weighted at 33.33%) and (ii) the “Redevelopment Projects — Return on Investment (IRR)” criterion (which, for fiscal year 2019, was weighted at 33.34%). The objective performance criteria, their relative weightings, and threshold, target, and maximum achievement levels will thus be as follow:

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

Each component of the 2020 objective performance criteria was weighted as indicated above. For achievement of the threshold level, 50% of the weighted portion of each executive’s target Long Term Performance Award (i.e., 50% of the weighted portion of their Annual LTIP Award) could be earned; for achievement of the target level, 100% could be earned; and for achievement of the maximum level, 200% could be earned. If performance for a component of the objective performance criteria was below the threshold level, no bonus would be earned for that component.

Pursuant to the Executive Agreements of our NEOs, on January 1, 2020, the Company granted the following Long Term Performance Awards for fiscal year 2020: 209,582 LTIP Units to Mr. Kamfar; 44,431 LTIP Units to Mr. Babb; 83,833 LTIP Units to Mr. MacDonald; 62,875 LTIP Units to Mr. Ruddy; 13,916 LTIP Units to Mr. Vohs; and 62,875 LTIP Units to Mr. Konig. The number of LTIP Units that will actually vest and become nonforfeitable as of the last day of the three-year performance period in respect of each such Long Term Performance Award will be dependent upon (i) the achievement, over the three-year performance period, of the objective Company performance criteria and targets set forth immediately above and further described above under “Executive Compensation Metrics: Objective Performance Criteria,” and (ii) the compensation committee’s subjective evaluation of the performance of each such NEO during such time period based on the factors described above under “Executive Compensation Metrics: Subjective Performance Criteria.”

Say-on-Pay Vote

At our 2020 annual meeting of stockholders, we provided our stockholders with the opportunity to vote to approve, on a non-binding, advisory basis, the compensation of our NEOs. A substantial majority of our stockholders (92.98%) that voted at the 2020 annual meeting of stockholders approved the compensation of our NEOs as described in our proxy statement, which included both the proposed annual salaries for each NEO for 2020, as well as the proposed formulas for the calculation of each element of incentive compensation for which our NEOs were eligible for 2020. In evaluating and establishing the compensation program for our NEOs for 2021, our compensation committee reviewed these results and took into consideration the strong support of our stockholders for our executive compensation policies evidenced by this advisory “say-on-pay” vote. The compensation committee will also carefully consider the results of future advisory votes on executive compensation, along with other expressions of stockholder views it receives on specific policies and desirable actions. Our next say-on-pay vote is scheduled for our 2021 annual meeting of stockholders.

Say-on-Frequency Vote

At our 2020 annual meeting of stockholders, we provided our stockholders with the opportunity to vote, on a non-binding, advisory basis, for their preference as to how frequently we should seek future advisory “say-on-pay” votes on the compensation of our NEOs. Of our stockholders who voted on this 2020 “say-on-frequency” measure, a majority (66.48%) recommended that we hold an advisory say-on-pay vote on the compensation of our NEOs every year. As a result of this vote, our next advisory say-on-pay vote is scheduled for our 2021 annual meeting of stockholders. Our next say-on-frequency vote is scheduled for our 2026 annual meeting of stockholders.

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

On August 9, 2018, our Board adopted, and on September 28, 2018 our stockholders approved, the third amendment and restatement of the 2014 Individuals Plan (the “Third Amended 2014 Individuals Plan”) and the 2014 Entities Plan (the “Third Amended 2014 Entities Plan,” and together with the Third Amended 2014 Individuals Plan, the “Third Amended 2014 Incentive Plans,” and together with the 2014 Incentive Plans, the “Incentive Plans”), which superseded and replaced in their entirety the 2014 Incentive Plans.

On July 23, 2020, our Board adopted, and on September 8, 2020 our stockholders approved, the fourth amendment and restatement of the 2014 Individuals Plan (the “Fourth Amended 2014 Individuals Plan”) and the 2014 Entities Plan (the “Fourth Amended 2014 Entities Plan,” and together with the Fourth Amended 2014 Individuals Plan, the “Fourth Amended 2014 Incentive Plans,” and together with the 2014 Incentive Plans, the “Incentive Plans”), which superseded and replaced in their entirety the 2014 Incentive Plans Under the Fourth Amended 2014 Incentive Plans, we have authorized an additional 3,000,000 shares of Class A common stock, for an aggregate 6,800,000 shares of our common stock for issuance. As of February 5, 2021, there were 2,332,337 shares available for future issuance.

The purpose of the Fourth Amended 2014 Incentive Plans is to attract and retain independent directors, executive officers and other key employees, including officers and employees of our Operating Partnership and their affiliates, and other service providers. The Fourth Amended 2014 Incentive Plans provide for the grant of options to purchase shares of our common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards.

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

The stock ownership guidelines provide that, within five years of the later date of adoption of the guidelines or the date an individual first becomes subject to the guidelines upon becoming a director or executive officer:

●	our Chief Executive Officer is encouraged to own shares of our common stock, including restricted stock, valued at a minimum of six times annual base compensation;
●	all other executive officers are encouraged to own shares of our common stock, including restricted stock, valued at a minimum of three times annual base compensation; and
●	non-employee directors are encouraged to own shares of our common stock valued at a minimum of three times their annual director compensation.

As of December 31, 2020, all of our directors and executive officers were in compliance with our stock ownership guidelines or on track to be compliant within the five-year period specified by the guidelines.

Pledging Policy

On July 23, 2020, our board of directors adopted an Amended & Restated Pledging Policy Regarding Company Securities (the “Pledging Policy”).

The Pledging Policy is designed to achieve the following goals:

●	Prohibit any pledging by executive officers or directors for the purpose of hedging the pledgor’s exposure to fluctuations in the Company’s stock price.
●	Strictly limit the amount of leverage allowed on executive officer or director loans from third parties, for which a portion of their equity securities have been pledged as collateral, to protect the Company and its stockholders from potential risks associated with a forced sale by the lender.
●	Require the pre-certification and approval of any proposed loan or other arrangement requiring the pledging of Company securities, before it is entered into by an executive officer or director.
●	Foster and encourage our executive officers and directors to maintain and increase their equity ownership levels well above the levels mandated by the Company’s Stock Ownership Guidelines, to thereby strengthen the alignment of their economic interests in the Company with those of stockholders, doing so by in part permitting them, subject to strict leverage restrictions, pre-approval and ongoing audit committee monitoring and oversight, to pledge a limited amount of their equity to secure loans to provide them with access to liquidity or other purposes other than to serve as a hedge, rather than leave them with no option to access liquidity except to sell that equity, which would thereby reduce their ownership and dilute their alignment of interests with stockholders and therefore would be an undesirable outcome.

Historically, our executive officers and directors have held significant and ever-increasing amounts and percentages of the Company’s equity securities. Our board of directors has fostered and encouraged these high levels of equity ownership because it believes that provides the strongest available incentive to align the interests of our executive officers and directors with those of stockholders. Our board of directors has facilitated and implemented this objective and strategy by heavily weighting the compensation to our executive officers and directors in the form of Company equity, including through the payment of substantially all consideration in connection with the Company’s Internalization in Company equity rather than in cash, our compensation committee structuring the Company’s executive compensation program using Company equity as significant components of their base and incentive compensation, and through its support for the prospective election made by certain of our executive officers to receive not only their incentive compensation for 2019 and 2020, but also, in the cases of our Chief Executive Officer and our President, their respective base salaries for 2020, primarily (if not entirely) in the form of restricted shares of our Class A Common Stock or LTIP Units rather than in cash. Our board of directors believes that an absolute prohibition on pledging would run counter to these longstanding objectives, with the unintended and undesirable consequence of leaving our executive officers and directors with no means of accessing even limited liquidity, other than by the sale of their Company securities holdings.

The Pledging Policy entirely prohibits the Company’s executive officers and directors from pledging, or otherwise using as collateral to secure any loan or other obligation, any Company securities that such executive officer or director is required to hold pursuant to the Company’s Stock Ownership Guidelines, and requires any such pledgor to pre-certify to the Audit Committee for its prior approval any such new pledging arrangement, as well as requiring any pledgors with existing pledge arrangements to re-certify to the audit committee, his or her compliance with the Pledging Policy. In addition, the Pledging Policy requires all pledgors to annually certify to the audit committee his or her ongoing compliance therewith.

The Pledging Policy prohibits any pledging by executive officers or directors for the purpose of hedging the pledgor’s exposure to fluctuations in the Company’s stock price.

The Pledging Policy strictly limits the Company’s executive officers and directors permission to pledge, which is subject to Audit Committee oversight, to only those Company securities that they hold in excess of the requirements under the Company’s Stock Ownership Guidelines (such excess, to the extent pledged, the “Pledged Shares”).

The Pledging Policy further limits the number of permitted Pledged Shares by setting a maximum leverage rate of thirty percent (30%), meaning that the amount of Pledged Shares cannot exceed, on an annual basis, thirty percent (30%) of the time-weighted value of the assets owned or controlled by Pledgor that would be accessible to lender as a default remedy under its loan, inclusive of Pledged Shares (the “Average Annual Collateral Value”).

The audit committee monitors compliance with the Pledging Policy by requiring each executive officer or director with a new or existing loan secured in part by Pledged Shares to certify to it, with respect to entering into any new loan requiring a pledge, prior to entering into such new loan requiring a pledge that it is limited to only such Company securities that the pledgor holds in excess of then applicable Stock Ownership Guidelines and that its sole purpose is not to serve as a hedging arrangement and, with respect to previously existing pledge or loan arrangement, promptly following adoption of the Pledging Policy, that its existing pledge arrangement is not for the sole purpose of serving as a hedging arrangement. In addition, within ten (10) days following each annual meeting of the Company’s stockholders, each pledgor shall certify to the audit committee that its Pledged Shares comprised thirty percent (30%) or less of the Average Annual Collateral Value applicable to the subject loan, inclusive of the Pledged Shares.

The Pledging Policy’s restrictions, structuring and certification obligations are intended to mitigate the risks from a forced sale due to a default under the subject loan or as a result of a decline in the market price of our Common Stock, should that be the valuation parameter applicable to the lender’s collateral package. First, even if an event occurred that would enable the lender to exercise forced sale rights, the fact that the Pledged Shares are limited to 30% of the time-weighted collateral package means that the lender should have other sources of collateral with which to cover its loan and therefore may never pursue a forced sale even if authorized to do so. Also, to the extent that the subject loan has covenants tied to the value of its overall collateral package, valuing the Pledged Shares according to the market price of our Common Stock, which is the case for the two outstanding pledge arrangements, then even a precipitous drop in the market price of our Common Stock might not significantly reduce the value of the lender’s overall collateral package to the point of causing a default, in which case, all else being equal, the lender would not have a forced sale right at all.

Neither the general market decline in connection with the COVID-19 pandemic, nor the related decline in the closing price per share of our Class A Common Stock by approximately 66% between March 6, 2020 and April 3, 2020, resulted in the forced sale or any other negative event with respect to any Pledged Shares. We believe the absence of such an effect, particularly given the historically severe impact on the market that COVID-19 has had in recent months, demonstrates the effectiveness of the safeguards structured into the Pledging Policy to mitigate risk operated as intended to protect the interests of the Company and our stockholders against a forced sale.

The Pledging Policy simultaneously fulfills the objectives and strategy of the board of directors to further the alignment of stockholder interests by heavily weighting the compensation of our executive officers and directors in Company equity while, recognizing their legitimate need to access liquidity from their earned equity if desired, providing them with a method to do so without having to sell their equity to access that liquidity, which sale would reduce their ownership and thereby dilute the alignment of senior management and stockholder interests.

Anti-Hedging Policy

Our insider trading policy expressly prohibits the Company’s directors, officers and employees from engaging in any of the following hedging transactions with respect to any Company securities at any time: short sales (including short sales “against the box”); buying or selling puts or calls; buying financial instruments designed to hedge or offset any decrease in the market value of Company securities owned by the individual directly or indirectly, including prepaid variable forward contracts, equity swaps, collars and exchange funds; and frequent trading to take advantage of fluctuations in share price.

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

In addition, each award that may be granted under the Fourth Amended 2014 Incentive Plans will be subject to the condition that we may require that such award be returned, and that any payment made with respect to such award must be repaid, if such action is required under the terms of any recoupment or “clawback” policy of ours as in effect on the date that the payment was made, or on the date the award was granted or exercised or vested or earned, as applicable.

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

As a result of this process, the compensation committee has concluded that while a significant portion of the Company’s compensation program for its NEOs and other executive officer is performance-based, the program does not encourage excessive or unnecessary risk-taking. The compensation committee further concluded that the Company’s policies and procedures largely achieve the appropriate balance between the Company’s annual goals and its long-term financial success and growth. While risk-taking is a necessary part of the growth of any business, the compensation committee focuses on aligning the Company’s compensation policies with its long-term interests, and on avoiding short-term rewards for management decisions that could pose long-term risks to the Company, including as follows:

●	Use of Long-Term Compensation. In order to more closely align the interests of the Company’s NEOs and other executive officer with those of its stockholders, more than half of the total compensation payable or potentially payable to our NEOs and other executive officer is non-cash compensation in the form of long-term equity-based awards. This structure is also intended to maximize retention, as such equity-based awards are subject to either time- or performance-based vesting, generally over a period of at least three years (subject to accelerated vesting upon certain terminations of the holder’s employment as described under “Potential Payments Upon Termination or Change-in-Control” below). Such vesting periods encourages our NEOs and other executive officer to focus on sustaining the Company’s long-term performance. Grants of such long-term equity-based awards are typically made annually, so our NEOs and other executive officer generally have unvested awards that could decrease significantly in value if the Company’s business is not managed for the long-term.
●	Stock Ownership Guidelines. The Board has implemented stock ownership guidelines for our NEOs and other executive officer, which are described above under “Stock Ownership Guidelines.” The compensation committee believes that significant ownership of the Company’s common stock by its NEOs and other executive officer helps to align the interests of the Company’s management with those of its stockholders, and is consistent with the Company’s commitment to sound corporate governance. As of December 31, 2020, all of our NEOs and our other executive officer were in compliance with our stock ownership guidelines or on track to be compliant within the five-year period specified by the guidelines.
●	Pledging Policy. The Board has adopted a pledging policy, which is described above under “Pledging Policy.” The pledging policy prohibits the Company’s executive officers and directors from pledging, or otherwise using as collateral to secure any loan or other obligation, any Company securities that such executive officer or director is required to hold pursuant to the Company’s Stock Ownership Guideline. To encourage our executive officers and directors to continue to hold Company securities currently owned by them that are in excess of the amounts required under the Stock Ownership Guidelines, and to encourage them to increase such ownership over time, our executive officers and directors are permitted to pledge only such Company securities held in excess of the Stock Ownership Guidelines applicable to such executive officer or director and subject to certain restrictions and limitations.
●	Anti-Hedging Policy. The Board has adopted an insider trading policy that expressly prohibits our directors, officers and employees from engaging in any of the following hedging transactions with respect to any of our securities at any time: short sales (including short sales "against the box"); buying or selling puts or calls; buying financial instruments designed to hedge or offset any decrease in the market value of our securities owned by the individual directly or indirectly, including prepaid variable forward contracts, equity swaps, collars and exchange funds; and frequent trading to take advantage of fluctuations in share price.
●	Clawback Policy. The compensation committee has also adopted a policy on the clawback of incentive compensation, which is described above under “Clawback Policy.” Under the clawback policy, if the Company is required to restate its financial results due to material noncompliance with any financial reporting requirement under the U.S. federal securities laws (whether or not based on fraud or misconduct) and the Board or the compensation committee has not determined that such restatement is subject to certain exceptions, the Company may recover certain excess incentive-based compensation (including equity and equity-based compensation) that is paid, issued or vests based on the achievement of performance objectives and that is granted on or after the policy’s effective date to current or former NEOs or other executive officer while an NEO or other executive officer.
●	Performance Metrics. The compensation committee further believes in linking pay with performance. In 2020 (as in 2019), the Company used a variety of quantifiable performance metrics for its annual incentive programs, which are described in more detail under “Compensation Discussion and Analysis — Elements of Compensation and 2020 Compensation Decisions.”

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

Compensation Committee Report(1)

The compensation committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Annual Report on Form 10-K. Based on such review and discussion, the compensation committee has recommended to our Board that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Submitted by the Compensation Committee:

Romano Tio, Chairman

Elizabeth Harrison

I. Bobby Majumder

Compensation Committee Interlocks and Insider Participation

The members of the compensation committee during the fiscal year ended 2020 were Romano Tio, Elizabeth Harrison and I. Bobby Majumder, each of whom is an independent director. None of these directors has at any time served as an officer or employee of the Company. None of our executive officers has served as a director or member of the compensation committee of any entity that has one or more of its executive officers serving as a member of our Board or compensation committee. Accordingly, during 2020 there were no interlocks with other companies within the meaning of the SEC’s rules.

(1)	The Compensation Committee Report does not constitute “soliciting material” and will not be deemed “filed” or incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate our SEC filings by reference, in whole or in part, notwithstanding anything to the contrary set forth in those filings.

EXECUTIVE OFFICER COMPENSATION TABLES

Summary Compensation Table

The table below summarizes the total compensation paid or earned by our NEOs in 2020, 2019 and 2018.

						Non-Equity
					Stock	Incentive Plan	All Other
		Salary		Bonus	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)		($)(1)	($)(2)	($)(3)	($)	($)
R. Ramin Kamfar	2020	400,000	(4)	—	2,410,455	—	—	2,810,455
Chairman and CEO	2019	400,000		500,400	1,375,592	—	—	2,275,992
	2018	400,000		385,200	3,685,054	—	—	4,470,254
Jordan B. Ruddy	2020	300,000	(4)	—	723,135	—	—	1,023,135
President and COO	2019	300,000		375,300	502,805	—	—	1,178,105
	2018	300,000		288,900	1,634,251	—	—	2,223,151
James G. Babb, III	2020	325,000		—	511,018	—	—	836,018
Chief Investment Officer	2019	325,000		406,575	502,805	—	—	1,234,380
	2018	325,000		312,975	1,634,251	—	—	2,272,226
Ryan S. MacDonald	2020	325,000		—	964,178	—	—	1,289,178
Chief Acquisitions Officer	2019	300,000		375,300	502,805	—	—	1,178,105
	2018	250,000		240,750	1,582,179	—	—	2,072,929
Christopher J. Vohs	2020	262,500		—	160,051	—	—	422,551
Chief Financial Officer and Treasurer	2019	250,000		156,375	149,422	—	—	555,797
	2018	250,000		120,375	591,219	—	—	961,594
Michael L. Konig*	2020	300,000		—	723,135	—	—	1,023,135
Chief Legal Officer and Secretary	2019	300,000		375,300	502,805	—	—	1,178,105
	2018	300,000		288,900	1,634,251	—	—	2,223,151

*    Pursuant to a Services Agreement with his wholly-owned law firm, K&A.

(1)	Each executive officer is eligible for an annual cash incentive bonus for the year ended December 31, 2020. The amounts of such bonuses are not calculable through the latest practicable date, but will be determined by the compensation committee, in its reasonable business judgment and based on its review of the Company’s performance and the performance of each such executive officer during that time period, in March 2021. The annual cash incentive bonuses will be payable on March 15, 2021.

In December 2018, each of our current NEOs other than Mr. Vohs executed a side letter to their Employment of Services Agreement (as applicable) to reflect their prospective election to receive any Annual Cash Bonus for 2019 in the form of LTIP Units, rather than in cash. On April 15, 2020, the Company granted the following LTIP Units in lieu of the executive’s 2019 cash bonus: 85,690 LTIP Units to Mr. Kamfar; 64,268 LTIP Units to Mr. Ruddy; 69,623 LTIP Units to Mr. Babb; 64,268 LTIP Units to Mr. MacDonald; and 64,268 LTIP Units to Mr. Konig, which LTIP Units are shown on the “Grants of Plan-Based Awards for 2020” table.

(2)	Amounts shown do not reflect compensation actually received by the named executive officer. Instead, the amounts shown are the full grant date fair value of LTIP Unit awards issued to the executives in 2018, 2019 and 2020. In accordance with SEC disclosure requirements, the amounts for 2018, 2019 and 2020 include the full grant date fair value of awards issued under the Incentive Plans. The grant date fair value is computed in accordance with FASB ASC 718, “Compensation-Stock Compensation,” or “ASC 718.”

The actual value of awards with respect to these awards are contingent on continued employment and assumes target performance had been achieved under any long term performance awards. The amounts for 2018 and 2019 were previously reported assuming maximum performance and have been restated to reflect target performance.

(3)	The executive officers did not receive any non-equity incentive plan compensation in 2020.
(4)	On March 31, 2020, the Compensation Committee approved, and each of Mr. Kamfar and Mr. Ruddy formally elected and agreed to receive, and the Company agreed to pay, (a) 97.0% of the base salary of Mr. Kamfar for the fiscal year ending December 31, 2020, and (b) (i) 66.7% of the base salary of Mr. Ruddy for the first quarter of such fiscal year and (ii) 87.3% of the base salary of Mr. Ruddy for the second, third and fourth quarters of such fiscal year, in Company equity rather than in cash, as more specifically set forth therein. The number of shares of common stock or LTIP Units granted to each of Mr. Kamfar and Mr. Ruddy on the grant dates were determined by dividing the dollar value of each such grant by the volume weighted average closing price of a share of the common stock as reported on the NYSE American for the twenty (20) trading days immediately preceding the grant dates, which shares of common stock or LTIP Units are shown on the “Grants of Plan-Based Awards for 2020” table.

Grants of Plan-Based Awards for 2020

Estimated Future Payouts Under Equity Incentive Plan Awards

						All Other Stock	Grant Date Fair
						Awards: Number of	Value of Stock
						Shares of Stock or	and Option
Name	Grant Date		Threshold (#)	Target (#)	Maximum (#)	Units (#)	Awards ($)(1)
R. Ramin Kamfar	1/1/2020	(2)	—	—	—	104,791	$1,262,732
	1/1/2020	(3)	52,396	104,791	209,582	—	1,147,723
	4/15/2020	(4)				16,611	99,168
	4/15/2020	(5)				85,690	511,569
	5/22/2020	(6)				16,183	102,762
	8/11/2020	(6)				13,066	98,126
	11/5/2020	(6)				11,459	96,829
Jordan B. Ruddy	1/1/2020	(2)	—	—	—	31,437	$378,816
	1/1/2020	(3)	15,719	31,438	62,875	—	344,319
	4/15/2020	(4)				8,563	51,121
	4/15/2020	(5)				64,268	383,680
	5/22/2020	(6)				10,928	69,393
	8/11/2020	(6)				8,823	66,261
	11/5/2020	(6)				7,738	65,386
James G. Babb III	1/1/2020	(2)	—	—	—	22,216	$267,703
	1/1/2020	(3)	11,108	22,216	44,431	—	243,315
	4/15/2020	(5)			69,623	415,649
Ryan S. MacDonald	1/1/2020	(2)	—	—	—	41,916	$505,088
	1/1/2020	(3)	20,958	41,917	83,833	—	459,090
	4/15/2020	(5)				64,268	383,680
Christopher J. Vohs	1/1/2020	(2)	—	—	—	6,958	$83,844
	1/1/2020	(3)	3,479	6,958	13,916	—	76,207
Michael L. Konig	1/1/2020	(2)	—	—	—	31,437	$378,816
	1/1/2020	(3)	15,719	31,438	62,875	—	344,319
	4/15/2020	(5)				64,268	383,680
(1)	The amounts presented in this column represent the full grant date fair value of equity awards (calculated pursuant to FASB ASC Topic 718) granted to the Named Executive Officers in 2020. Pursuant to the rules and regulations of the SEC, the amounts exclude the impact of estimated forfeitures related to service-based vesting conditions. The grant date fair value, including the impact of estimated forfeitures related to service-based vesting conditions, is the amount we would expense in our consolidated financial statements over the award’s vesting schedule. For additional information on our value assumptions, refer to Note 13 of our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the SEC.
(2)	Represents long-term incentive plan units in the Operating Partnership, of which the Issuer is the general partner. These LTIP Units will vest ratably over a three year period and may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Issuer, and may then be redeemed for cash or, at the option of the Issuer and after a one year holding period (including any period during which the LTIP Units were held), settled in shares of the Issuer’s Class A common stock on a one-for-one basis.
(3)	Represents long-term incentive plan units in the Operating Partnership of which the Issuer is the general partner. These Long Term Performance Awards LTIP Units are subject to a three-year performance period beginning January 1, 2020 and may vest at the end of that period subject to performance criteria and established targets. The LTIP Units may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Issuer, and may then be redeemed for cash, or at the option of the Issuer and after a one-year holding period (including any period during which the LTIP Units were held), settled in shares of the Issuer’s Class A common stock on a one-for-one basis.

(4)	Represents restricted Class A common stock shares of the Issuer issued in lieu of a portion of the NEO’s base salary for the quarter ended March 31, 2020. Each such share of common stock will become vested and nonforfeitable on the first anniversary of the date of grant.
(5)	Represents long-term incentive plan units in the Operating Partnership, of which the Issuer is the general partner. These LTIP Units were issued in lieu of cash payment for the NEO’s 2019 cash bonus and are subject to a one-year vesting period. The LTIP Units may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Issuer, and may then be redeemed for cash, or at the option of the Issuer and after a one-year holding period (including any period during which the LTIP Units were held), settled in shares of the Issuer’s Class A common stock on a one-for-one basis.
(6)	Represents long-term incentive plan units in the Operating Partnership, of which the Issuer is the general partner. These LTIP Units were issued in lieu of a portion of the NEO’s base salary and are subject to a one-year vesting period. The LTIP Units may convert to OP Units upon reaching capital account equivalency with the OP Units held by the Issuer, and may then be redeemed for cash, or at the option of the Issuer and after a one-year holding period (including any period during which the LTIP Units were held), settled in shares of the Issuer’s Class A common stock on a one-for-one basis.

Outstanding Equity Awards at December 31, 2020

The following table sets forth certain information with respect to outstanding equity awards held by NEOs as of December 31, 2020:

					Equity Incentive Plan
					Awards: Number of	Equity Incentive Plan
				Market Value of	Unearned Shares,	Awards: Market or Payout
			Number of Shares or	Shares or Units of	Units or Other Rights	Value of Unearned Shares,
			Units of Stock That	Stock That Have	That Have Not Vested	Units or Other Rights That
Name	Grant Date		Have Not Vested (#)	Not Vested ($)(1)	(#)	Have Not Vested ($)(1)
R. Ramin Kamfar	1/1/2018	(2)	96,358	1,220,856	—	—
	1/1/2018	(3)	19,272	244,176	—	—
	1/1/2018	(4)	—	—	35,134	445,148
	10/4/2018	(5)	—	—	22,680	287,356
	1/1/2019	(3)	50,835	644,079	—	—
	1/1/2019	(6)	—	—	76,253	966,121
	1/1/2020	(3)	104,791	1,327,702	—	—
	1/1/2020	(7)	—	—	139,721	1,770,269
	4/15/2020	(8)	16,611	210,461	—	—
	4/15/2020	(9)	85,690	1,085,692	—	—
	5/22/2020	(10)	16,183	205,039	—	—
	8/11/2020	(10)	13,066	165,546	—	—
	11/5/2020	(10)	11,459	145,186	—	—

Jordan B. Ruddy	1/1/2018	(2)	48,179	610,428	—	—
	1/1/2018	(3)	6,423	81,379	—	—
	1/1/2018	(4)	—	—	11,711	148,383
	10/4/2018	(5)	—	—	7,560	95,785
	1/1/2019	(3)	18,591	235,421	—	—
	1/1/2019	(6)	—	—	27,871	353,130
	1/1/2020	(3)	31,437	398,307	—	—
	1/1/2020	(7)	—	—	41,917	531,084
	4/15/2020	(8)	8,563	108,493	—	—
	4/15/2020	(9)	64,268	814,276	—	—
	5/22/2020	(10)	10,928	138,458	—	—
	8/11/2020	(10)	8,823	111,787	—	—
	11/5/2020	(10)	7,738	98,040	—	—

James G. Babb III	1/1/2018	(2)	48,179	610,428	—	—
	1/1/2018	(3)	6,423	81,379	—	—
	1/1/2018	(4)	—	—	11,711	148,383
	10/4/2018	(5)	—	—	7,560	95,785
	1/1/2019	(3)	18,581	235,421	—	—
	1/1/2019	(6)	—	—	27,871	353,130
	1/1/2020	(3)	22,216	281,477	—	—
	1/1/2020	(7)	—	—	29,621	375,294
	4/15/2020	(9)	69,623	882,123	—	—

Ryan S. MacDonald	1/1/2018	(2)	48,179	610,428	—	—
	1/1/2018	(3)	5,620	71,205	—	—
	1/1/2018	(4)	—	—	10,247	129,834
	10/4/2018	(5)	—	—	6,615	83,816
	1/1/2019	(3)	18,581	235,421	—	—
	1/1/2019	(6)	—	—	27,871	353,130
	1/1/2020	(3)	41,916	531,076	—	—
	1/1/2020	(7)	—	—	55,889	708,109
	4/15/2020	(9)	64,268	814,276	—	—

Christopher J. Vohs	1/1/2018	(2)	19,270	244,151	—	—
	1/1/2018	(3)	1,606	20,348	—	—
	1/1/2018	(4)	—	—	2,928	37,098
	10/4/2018	(5)	—	—	1,890	23,946
	1/1/2019	(3)	5,522	69,964	—	—
	1/1/2019	(6)	—	—	8,283	104,941
	1/1/2020	(3)	6,958	88,158	—	—
	1/1/2020	(7)	—	—	9,277	117,544

Michael L. Konig	1/1/2018	(2)	48,179	610,428	—	—
	1/1/2018	(3)	6,423	81,379	—	—
	1/1/2018	(4)	—	—	11,711	148,383
	10/4/2018	(5)	—	—	7,560	95,785
	1/1/2019	(3)	18,581	235,421	—	—
	1/1/2019	(6)	—	—	27,871	353,130
	1/1/2020	(3)	31,437	398,307	—	—
	1/1/2020	(7)	—	—	41,917	531,084
	4/15/2020	(9)	64,268	814,276	—	—

(1)	Based upon the closing price of our Class A common stock on December 31, 2020 of $12.67.
(2)	Each LTIP award vests and becomes nonforfeitable as follows: (i) the first, second and third installments vested on December 31, 2018, October 31, 2019 and October 31, 2020, respectively, in the amount of one-fifth (1/5) of the LTIP award and (ii) the fourth through fifth installments on the fourth through fifth anniversary of October 31, 2017, respectively, in an amount equal to one-fifth (1/5) of the LTIP award, in each case subject to continued employment and other conditions.
(3)	The amount of each such LTIP award was determined as set forth above. Each LTIP award vests and becomes nonforfeitable in three equal installments on each anniversary of the date of grant, subject to continued employment and other conditions.
(4)	Each Initial Long Term Performance Award was granted in the form of LTIP Units for a three-year performance period, with a threshold equal to 50% of that year’s Annual LTIP Award, a target equal to that year’s Annual LTIP Award and a maximum equal to 150% of that year’s Annual LTIP Award, subject to the performance criteria and targets established and administered by the compensation committee. The amounts in the table assume target performance. The actual number of LTIP Units that become fully vested in respect of each such Long Term Performance Award will be based on the attainment, over the three-year performance period, of targets related to relative total stockholder return, relative same store net operating income growth, and inclusion in certain peer indices, as well as a subjective evaluation of the achievement of strategic objectives. Each such Long Term Performance Award will vest and become nonforfeitable effective as of the last day of the performance period. Due to limitations on the number of LTIP Units then available for issuance under the 2014 Incentive Plans, these Long Term Performance Awards were, in aggregate, lower than those to which the recipients were entitled pursuant to the terms of their respective Executive Agreements. Upon stockholder approval of the Third Amended 2014 Incentive Plans, such remaining LTIP Units were issued by the Company to each such recipient at such time. See footnote (5).
(5)	The increased capacity under the Third Amended 2014 Incentive Plans enabled the Company to issue the Shortfall LTIP Units, for a three-year performance period from the date of grant of the Initial Long Term Performance Award, subject to performance criteria and targets established and administered by the compensation committee. Each such Shortfall Long Term Performance Award will vest and become nonforfeitable effective as of the last day of the performance period, subject to certain clawback and termination provisions.
(6)	Each Long Term Performance Award was granted in the form of LTIP Units for a three-year performance period, with a threshold equal to 50% of that year’s Annual LTIP Award, a target equal to that year’s Annual LTIP Award and a maximum equal to 150% of that year’s Annual LTIP Award, subject to the performance criteria and targets established and administered by the compensation committee. The amounts in the table assume target performance. The actual number of LTIP Units that become fully vested in respect of each such Long Term Performance Award will be based on the attainment, over the three-year performance period, of targets related to relative total stockholder return, relative same store net operating income growth, and return on investment on certain redevelopment projects, as well as a subjective evaluation of the achievement of strategic objectives. Each such Long Term Performance Award will vest and become nonforfeitable effective as of the last day of the performance period.
(7)	Each Long Term Performance Award was granted in the form of LTIP Units for a three-year performance period, with a threshold equal to 50% of that year’s Annual LTIP Award, a target equal to that year’s Annual LTIP Award and a maximum equal to 200% of that year’s Annual LTIP Award, subject to the performance criteria and targets established and administered by the compensation committee. The amounts in the table assume target performance. The actual number of LTIP Units that become fully vested in respect of each such Long Term Performance Award will be based on the attainment, over the three-year performance period, of targets related to relative total stockholder return, relative same store net operating income growth, and return on investment on certain redevelopment projects, as well as a subjective evaluation of the achievement of strategic objectives. Each such Long Term Performance Award will vest and become nonforfeitable effective as of the last day of the performance period.
(8)	Each restricted Class A common stock share of the Issuer was issued in lieu of a portion of the NEO’s base salary for the quarter ended March 31, 2020. These restricted Class A common stock shares are subject to a one-year vesting period.
(9)	Each Long Term Performance Awards LTIP Units was issued in lieu of cash payment for the NEO’s 2019 cash bonus and are subject to a one-year vesting period.

(10)	Each LTIP Unit was issued in lieu of a portion of the NEO’s base salary and are subject to a one-year vesting period.

Stock Vested in 2020

The following table sets forth certain information with respect to the vesting of LTIP Units for each named executive officer during the fiscal year ended December 31, 2020.

	Stock Awards
	Number of Shares	Value Received on
Name	Acquired on Vesting (#)	Vesting ($)(1)
R. Ramin Kamfar	96,078	$983,528
Jordan B. Ruddy	40,874	$407,243
James G. Babb III	40,874	$407,243
Ryan S. MacDonald	39,937	$396,406
Christopher J. Vohs	14,270	$138,382
Michael L. Konig	40,874	$407,243
(1)	Based on a price of $12.05 and $8.66 per LTIP Unit, which were the closing prices on the NYSE American of one share of Class A common stock on January 1, 2020 and October 30, 2020, respectively. Assumes that the value of LTIP Units on a per unit basis is equal to the per share value of our Class A common stock.

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

Term.  The Executive Agreements became effective as of the closing of the Internalization on October 31, 2017. The Executive Agreements are to continue in effect for an initial term through and including December 31, 2020, subject to automatic renewals of additional successive one-year periods unless either party thereto provides at least sixty (60) days’ advance notice of non-renewal. In connection with the establishment of the compensation structure for our NEOs for fiscal year 2021, the compensation committee and the Board evaluated the Executive Agreements and determined their terms and conditions to be consistent with and reflective of the compensation terms established for each of our NEOs for 2021, and thus approved the automatic renewal of the Executive Agreements, each of which automatically renewed effective as of December 31, 2020, and will continue in effect until December 31, 2021. The Executive Agreements provide that each of Mr. Kamfar, Mr. Babb, Mr. MacDonald, Mr. Ruddy, Mr. Vohs, and Mr. Konig, each in their respective capacity as executive officers (collectively, for purposes of this section, the “Executive Officers,” and each, an “Executive Officer”) can voluntarily terminate his employment or service for any reason upon 60 days’ notice or by sending a notice of non-renewal to the Company, or may resign for good reason. The Company may also terminate the Executive Agreements upon the disability of the Executive Officer, and the Executive Officer’s employment or service shall terminate upon such Executive Officer’s death. The terms “cause,” “disability,” and “good reason,” are discussed in “Potential Payments on Termination or Change-In-Control” below.

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

Compensation.  The Executive Agreements provide that Mr. Kamfar, Mr. Babb, Mr. MacDonald, Mr. Ruddy, and Mr. Vohs will receive an annual base salary or, in the case of Mr. Konig, an annual base payment, of at least $400,000, $325,000, $300,000, $300,000, $250,000, and $300,000, respectively. Each Executive Agreement provides that each Executive Officer’s base salary or base payment, as applicable, will be reviewed annually for appropriate increases by the compensation committee, but will not be decreased. Each Executive Agreement further states that each Executive Officer is eligible to receive an annual incentive bonus payable in cash, and annual grants of time- and performance-based equity awards, in each case as described above in “Elements of Executive Compensation” and “2020 Compensation Decisions.” Each Executive Agreement provides that each Executive Officer is entitled to participate in all executive incentive and, and except for Mr. Konig, all employee benefit programs of the Company made available to the Company’s senior executives generally, and to be reimbursed for reasonable and customary expenses related to his employment and to paid vacation in accordance with the Company’s policies.

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

Company Share-Based Plans

Fourth Amended 2014 Incentive Plan (the “Incentive Plans”).  A “Change in Control” under the Fourth Amended 2014 Incentive Plans occurs if:

●	a person, entity or affiliated group (with certain exceptions) acquires, in a transaction or series of transactions, more than 50% of the total combined voting power of our outstanding securities;
●	there occurs a merger, consolidation, reorganization, or business combination, unless the holders of our voting securities immediately prior to such transaction have more than 50% of the combined voting power of the securities in the successor entity or its parent;

●	we (i) sell or dispose of all or substantially all of our assets or (ii) acquire assets or stock of another entity, unless the holders of our voting securities immediately prior to such transaction have more than 50% of the combined voting power of the securities in the successor entity or its parent; or
●	during any period of twelve consecutive months, individuals who, at the beginning of such period, constitute our Board together with any new directors (other than individuals who become directors in connection with certain transactions or election contests) cease for any reason to constitute a majority of our Board.

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

Change in Control/Severance Payment Table as of December 31, 2020

The following table estimates the potential payments and benefits to our Executive Officers upon termination of employment or a change in control of the Company, assuming such event occurs on December 31, 2020. These estimates do not reflect the actual amounts that would be paid to such persons, which would only be known at the time that they become eligible for payment and would only be payable if the specified event occurs.

Items Not Reflected in Table.  The following items are not reflected in the table set forth below:

●	Accrued salary, bonus and vacation.
●	Welfare benefits provided to all salaried employees having substantially the same value.
●	Amounts outstanding under the Company’s 401(k) plan.

Change in Control and Severance Payments as of December 31, 2020

		Reason for Termination / Acceleration
				Termination by
				Company without
			Company	cause or by Executive	Change in
Name	Benefit	Disability(1)	non-renewal(2)	for good reason(3)	Control(4)
R. Ramin Kamfar	Cash Severance	$—	$2,528,400	$2,528,400	$2,528,400	(5)
	Acceleration of Share-Based Awards	7,460,632	7,460,632	7,460,632	7,460,632	(6)
	Annual Disability Benefits (7)	120,000	—	—	—
	Other (8)	—	38,675	38,675	38,675
	Total	$7,580,632	$10,027,707	$10,027,707	$10,027,707
Jordan B. Ruddy	Cash Severance	$—	$1,264,200	$1,264,200	$1,896,300	(5)
	Acceleration of Share-Based Awards	3,300,523	3,300,523	3,300,523	3,300,523	(6)
	Annual Disability Benefits (7)	120,000	—	—	—
	Other(8)	—	11,632	11,632	11,632
	Total	$3,420,523	$4,576,355	$4,576,355	$5,208,455
James G. Babb, III	Cash Severance	$—	$1,369,550	$1,369,550	$2,054,325	(5)
	Acceleration of Share-Based Awards	2,838,072	2,838,072	2,838,072	2,838,072	(6)
	Annual Disability Benefits (7)	120,000	—	—	—
	Other(8)	—	35,091	35,091	35,091
	Total	$2,958,072	$4,242,713	$4,242,713	$4,927,488
Ryan S. MacDonald	Cash Severance	$—	$1,266,050	$1,266,050	$1,899,075	(5)
	Acceleration of Share-Based Awards	3,117,240	3,117,240	3,117,240	3,117,240	(6)
	Annual Disability Benefits (7)	120,000	—	—	—
	Other (8)	—	39,638	39,638	39,638
	Total	$3,237,240	$4,422,928	$4,422,928	$5,055,953
Christopher J. Vohs	Cash Severance	$—	$801,750	$801,750	$1,202,625	(5)
	Acceleration of Share-Based Awards	635,253	635,253	635,253	635,253	(6)
	Annual Disability Benefits (7)	120,000	—	—	—
	Other (8)	—	35,444	35,444	35,444
	Total	$755,253	$1,472,447	$1,472,447	$1,873,322
Michael L. Konig	Cash Severance	$—	$1,264,200	$1,264,200	$1,896,300	(5)
	Acceleration of Share-Based Awards	2,952,237	2,952,237	2,952,237	2,952,237	(6)
	Annual Disability Benefits (7)	120,000	—	—	—
	Other (8)	—	30,223	30,223	30,223
	Total	$3,072,237	$4,246,660	$4,246,660	$4,878,760
(1)	Each Executive Agreement provides that the Company may terminate the Executive Officer’s employment, to the extent permitted by applicable law, if the Executive Officer (i) is unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, or (ii) is, by reason of any medically determinable physical or mental impairment which can be expected to result in death or can be expected to last for a continuous period of not less than 12 months, receiving income replacement benefits for a period of not less than three months under an accident and health plan covering employees of the Company, or a disability. If the Company terminates the Executive Officer’s employment for disability, the Executive Officer will be entitled to receive the following:
(A)Any unpaid base salary and accrued but unused vacation and/or paid time off (determined in accordance with Company policy) through the date of termination (paid in cash within 30 days, or such shorter period required by applicable law, following the effective date of termination);
(B)Reimbursement for all necessary, customary and usual business expenses and fees incurred and paid by the Executive Officer prior to the effective date of termination in connection with his employment or service upon presentation to the Company of reasonable substantiation and documentation (payable in accordance with the Company’s expense reimbursement policy);
(C)Vested benefits, if any, to which the Executive Officer may be entitled under the Company’s employee benefit plans as provided under his Executive Agreement (payable in accordance with the applicable employee benefit plan), and directors and officers liability coverage pursuant to the applicable provisions of the Executive Agreement for actions and inactions occurring during the term of such agreement, and continued coverage for any actions or inactions by the Executive Officer while providing cooperation under the Executive Agreement (all such benefits set forth under subsection (A) through (C) to this footnote (1), collectively, the “Accrued Benefits”); and

(D)The Executive Officer’s outstanding equity awards (x) that are subject solely to time-based vesting conditions shall become fully vested as of Executive Officer’s date of termination for disability and (y) that are subject to performance-based vesting conditions, will vest if and to the extent the applicable performance-based conditions are satisfied as of the date of termination (without regard to the original length of the performance period); provided, however, that any performance-based award that vests pursuant to clause (y) will be pro-rated for the actual number of days in the applicable vesting period preceding the date of termination of Executive Officer’s employment.
(2)	Each Executive Agreement provides that the Company may elect not to extend the term of such Executive Agreement by giving written notice to the Executive Officer at least sixty (60) days prior to any anniversary of December 31, 2021 (a “Non-Renewal”). In the event that the Executive Officer’s employment is terminated by reason of a Non-Renewal by the Company and the Executive Officer is willing and able, at the time of such Non-Renewal, to continue performing services on the terms and conditions set forth herein for the renewal term that would have occurred but for the Non-Renewal, then the Executive Officer shall be entitled to receive:
(A)The Accrued Benefits; and,
(B)	If the Executive Officer signs a general release of claims in favor of the Company (subject to the expiration of any applicable or legally required revocation period) within sixty (60) days after the effective date of termination (the “Release Requirement”):
(1)A lump sum cash payment equal to a multiple (the “Severance Multiple”) of (a) three times the sum (in the case of Mr. Kamfar), or (b) two times the sum (in the case of Messrs. Babb, MacDonald, Ruddy, Vohs and Konig), of (i) his base salary, and (ii) his average annual bonus with respect to two prior calendar years (in the case of Messrs. Kamfar, Babb, MacDonald, Ruddy, Vohs and Konig);
(2)A lump sum cash payment in an amount equal to his target bonus for the then-current calendar year, pro-rated for the number of days in such calendar year ending on the effective date of termination;
(3)All outstanding equity-based awards (x) that are subject solely to time-based vesting conditions will become fully vested as of the effective date of termination, and (y) that are subject to performance-based vesting conditions will vest if and to the extent the applicable performance- based vesting conditions are satisfied as of the date of termination (without regard to the original length of the performance period); provided, that any performance-based award that vests pursuant to clause (y) will be pro-rated for the actual number of days in the applicable vesting period preceding the effective date of termination;
(4)If entitled to elect continuation of coverage under any Company group health plan under applicable law, reimbursement for 100% of COBRA premiums incurred for he and his dependents under such plan during the duration of his COBRA continuation;
(5)A lump-sum cash payment of any unpaid base salary or unpaid base payment and accrued but unused vacation and/or paid time off through the date of termination; and
(6)Reimbursement for all necessary, customary and usual business expenses and fees incurred and paid prior to the effective date of termination (all such benefits set forth under this subsection (B) to footnote (2), collectively, the “Release Benefits”).
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

(4)	Pursuant to the Fourth Amended 2014 Incentive Plans, the outstanding Time-Based Awards and Performance Awards held by any Executive Officer may be entitled to accelerated vesting in the event of a “Change in Control” of the Company. Immediate acceleration of vesting upon a Change in Control occurs only with respect to outstanding Time-Based Awards that are not assumed or replaced with a substitute award of substantially equal value by the surviving entity, whereas upon such event, outstanding Time-Based Awards that are so assumed or replaced, and all outstanding Performance Awards, will generally vest in accordance with their original terms and conditions. However, if upon a Change in Control or thereafter, an Executive Officer’s employment or service is terminated (i) involuntarily without “cause,” (ii) following non-renewal of the Executive Officer’s Executive Agreement (if the Executive Agreement requires accelerated vesting in such case), (iii) voluntarily by the Executive Officer with “good reason,” or (iv) on account of the Executive Officer’s death or disability, and the Executive Officer remained in the continuous employ or service of the Company or the successor entity from the date of such Change in Control until the date of such termination, then under the Fourth Amended 2014 Incentive Plans, all such assumed or replaced Time-Based Awards, and all or a pro rata portion (based on the extent to which the applicable performance or other objectives are achieved) of such Performance Awards, will automatically become fully vested as of the last day of the Executive Officer’s employment or service.

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

The Executive Agreement of each Executive Officer other than Mr. Kamfar defines “Change in Control” to have the same meaning as the same term under the Fourth Amended 2014 Incentive Plans, which definition is set forth above under “Potential Payments Upon Termination or Change-in-Control — Company Share-Based Plans.”

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

(6)	Amount reflects accelerated vesting of (i) all Time-Based Awards outstanding as of 12/31/20, and (ii) approximately 47% of Performance Awards outstanding as of 12/31/20.
(7)	$120,000 represents the maximum amount paid under the Company’s Long-Term Disability Plan to an employee if disabled for 90 consecutive days and the employee was eligible to receive the long-term disability payments. $120,000 represents the aggregate of maximum monthly payments of $2,000 payable as a long-term disability benefit for a maximum of 5 years or to age 70 (such payments would continue for the length of the disability).
(8)	Represents COBRA payments for a maximum of 18 months.

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

CEO Pay Ratio

The amount earned in 2020 by our Chief Executive Officer with respect to the annual cash incentive bonus (the “Annual Cash Bonus”) for the year ended December 31, 2020 is not calculable as of the date of this Annual Report on Form 10-K, because the final performance data for the 2020 performance period used in determining the amount of such Annual Cash Bonus was not yet available as of the date of this Annual Report on Form 10-K. For this reason, pursuant to Instruction 6 to Item 402(u) of Regulation S-K, we have omitted the CEO pay ratio disclosure required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(u) of Regulation S-K from this Annual Report on Form 10-K. We expect to determine the amount payable to our Chief Executive Officer with respect to such Annual Cash Bonus in March 2021, and will include such amount, and the required CEO pay ratio disclosure, in a Current Report on Form 8-K to be filed no later than four business days after our compensation committee approves the Chief Executive Officer’s Annual Cash Bonus, if any, for the year ended December 31, 2020.

Compensation of Directors

During 2020, the independent directors’ compensation consisted of cash and equity retainers amounting to $55,000 and $85,000, respectively. In addition, the lead independent director, the audit committee chairman, the compensation committee chairman, investment committee chairman and the nominating & corporate governance chairman received annual retainers of $25,000, $20,000, $15,000, $15,000 and $12,500, respectively. Each member of the audit committee, the compensation committee, the nominating & corporate governance committee and the investment committee received annual retainers of $10,000, $10,000, $7,500 and $5,000, respectively. All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with attendance at meetings of the Board.

We have provided below certain information regarding compensation earned by and paid to our directors and during fiscal year 2020 (amounts in thousands).

	Fees Paid
	in Cash in	LTIP Unit
Name	2020	Awards(1)	Total
Elizabeth Harrison(2)	$73	$86	$159
Kamal Jafarnia(3)	70	86	156
I. Bobby Majumder(4)	123	86	209
Romano Tio(5)	103	86	189
R. Ramin Kamfar	—	—	—
(1)	Reflects 7,126 LTIP Units granted under the Fourth Amended 2014 Individuals Plan to Ms. Harrison, Mr. Jafarnia, Mr. Majumder and Mr. Tio, each a non-employee director. The amounts reported for each non-employee director reflect the grant date fair value of the award based on the closing price of the shares on January 1, 2020 (i.e. $12.05).
(2)	Includes standard Board retainer of $55,000, compensation committee member retainer of $10,000, and nominating committee member retainer of $7,500.
(3)	Includes standard Board retainer of $55,000, audit committee member retainer of $10,000, and investment committee member retainer of $5,000.

(4)	Includes standard Board retainer of $55,000, lead independent director retainer of $25,000, audit committee chairman retainer of $20,000, compensation committee member retainer of $10,000 and nominating committee chairperson retainer of $12,500.
(5)	Includes standard Board retainer of $55,000, compensation committee chairman retainer of $15,000, audit committee member retainer of $10,000, investment committee chairman retainer of $15,000, and nominating committee member retainer of $7,500

Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership

The table below sets forth, as of February 5, 2021, certain information regarding the total beneficial ownership of our shares of Class A common stock, Class C common stock, and shares of Class A common stock issuable upon redemption of OP Units for (1) each person who is expected to be the beneficial owner of 5% or more of our outstanding shares of common stock, (2) each of our directors and NEOs, and (3) all of our directors and executive officers as a group. Each person named in the table has sole voting and investment power with respect to all of the shares of common stock shown as beneficially owned by such person, except as otherwise set forth in the notes to the table.

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

	Amount of	Percent of
Name of Beneficial Owner	Beneficial Ownership	Common Stock
Named Executive Officers and Directors:(1)(2)
R. Ramin Kamfar(3)(4)(5)(6)	484,039	1.55%
Jordan B. Ruddy(3)(7)(8)	158,765	*
James G. Babb(3)(7)	774,383	2.49%
Ryan S. MacDonald(3)(7)	298,928	*
Christopher J. Vohs(3)(7)	44,945	*
Michael L. Konig(3)(7)(9)	557,326	1.79%
Elizabeth Harrison, Independent Director	24,508	*
Kamal Jafarnia, Independent Director	17,436	*
I. Bobby Majumder, Independent Director	44,331	*
Romano Tio, Independent Director	57,350	*

All Executive Officers and Directors as a Group (11 persons)	2,472,567	7.94%
5% Stockholders:(10)
BlackRock, Inc.(11)
55 East 52nd Street
New York, NY 10055	1,953,399	8.55%
AllianceBernstein L.P.(12)
1345 Avenue of the Americas
New York, NY 10105	1,624,496	7.11%
The Vanguard Group (13)
100 Vanguard Blvd.
Malvern, PA 19355	1,221,271	5.35%

*   Less than 1%.

(1)	The address of each beneficial owner listed is 1345 Avenue of the Americas, 32nd Floor, New York, New York 10105.

(2)	Numbers and percentages in the table are based on 22,811,158 shares of Class A common stock outstanding, 76,603 shares of Class C common stock outstanding, 6,310,856 units of limited partnership interest in our Operating Partnership (“OP Units”) outstanding and 1,960,047 vested long-term incentive plan units of the Operating Partnership (“LTIP Units”) outstanding, in each case as of February 5, 2021, for a total of 31,158,664 shares of Class A common stock, Class C common stock, OP Units and vested LTIP Units outstanding. Numbers and percentages in the table exclude an additional 25,174 unvested restricted shares of Class A common stock and 2,947,090 unvested LTIP Units outstanding as of February 5, 2021.
(3)	Percent of common stock for each executive officer and director is calculated using the combined total of all shares of Class A common stock, Class C common stock, OP Units and vested LTIP Units owned by each such individual, as each is an equivalent unit of ownership, relative to the total of 31,158,664 shares of Class A common stock and Class C common stock, OP Units, and vested LTIP Units outstanding as of February 5, 2021 (comprised of 22,811,158 shares of Class A common stock outstanding, 76,603 shares of Class C common stock outstanding, 6,310,856 OP Units outstanding, and 1,960,047 vested LTIP Units outstanding). Further, the number of vested LTIP Units owned by each of the following executive officers and directors include the indicated number of LTIP Units that, though vested, may not yet have achieved capital account equivalency with the OP Units held by the Company (at which time such LTIP Units may convert to OP Units and may then be settled in shares of Class A Common Stock): (a) 151,255 vested LTIP Units owned by Mr. Kamfar; (b) 10,479 vested LTIP Units owned by Mr. Ruddy; (c) 7,405 vested LTIP Units owned by Mr. Babb; (d) 13,972 vested LTIP Units owned by Mr. MacDonald; (e) 2,319 vested LTIP Units owned by Mr. Vohs; (f) 10,479 vested LTIP Units owned by Mr. Konig; (g) 14,507 vested LTIP Units owned by Ms. Harrison; (h) 14,507 vested LTIP Units owned by Mr. Majumder; (i) 14,507 vested LTIP Units owned by Mr. Tio; and (j) 14,507 vested LTIP Units owned by Mr. Jafarnia.
(4)	16,611 shares of Class A Common Stock and 11,459 LTIP Units reflected in the total are pledged as security in connection with third-party loans.
(5)	Totals do not include 422,187 remaining unvested LTIP Units issued to Mr. Kamfar pursuant to his Executive Agreement, which will vest and become nonforfeitable in accordance with the vesting periods (and any applicable performance criteria and targets) of each award, subject to continued employment and other conditions.
(6)	On September 23, 2020, for estate planning purposes, Mr. Kamfar transferred 4,317,480 OP Units and 1,658,404 LTIP Units to an irrevocable trust of which members of his immediate family members are the beneficiaries and of which Mr. Kamfar is neither a trustee nor a beneficiary.
(7)	Totals do not include the following remaining unvested LTIP Units issued to each such Executive Officer pursuant to the Executive Agreement: (a) 414,487 unvested LTIP Units issued to Mr. Ruddy; (b) 326,081 unvested LTIP Units issued to Mr. Babb; (c) 430,866 unvested LTIP Units issued to Mr. MacDonald; (d) 86,287 unvested LTIP Units issued to Mr. Vohs; and (e) 373,973 unvested LTIP Units issued to Mr. Konig. The remaining unvested LTIP Units attributable to each such Executive Officer will vest and become nonforfeitable in accordance with the vesting periods (and any applicable performance criteria and targets) of each award, subject to continued employment and other conditions.
(8)	On December 22, 2020, for estate planning purposes, Mr. Ruddy transferred 494,588 OP Units to an irrevocable trust of which members of his immediate family members are the beneficiaries and of which Mr. Ruddy is neither a trustee nor a beneficiary.
(9)	424,985 OP Units reflected in the total are pledged as security in connection with a third-party loan.
(10)	Numbers and percentages in the table are based on 22,836,332 shares of Class A common stock outstanding.
(11)	Based on the Schedule 13G/A filed with the SEC on January 29, 2021. This report includes holdings of various subsidiaries of BlackRock, Inc. BlackRock has sole voting power with respect to 1,933,678 Shares, sole dispositive power with respect to 1,953,399 Shares and shared voting and/or dispositive power with respect to none of such Shares. The percentage of beneficial ownership has been adjusted to reflect our actual Shares outstanding as of the close of business on February 5, 2021.

(12)	Based on Schedule 13G filed with the SEC on February 8, 2021. AllianceBernstein has sole voting power with respect to 1,624,496 Shares, sole dispositive power with respect to 1,624,496 Shares and shared voting and/or dispositive power with respect to none of such Shares. The percentage of beneficial ownership has been adjusted to reflect our actual Shares outstanding as of the close of business on February 5, 2021.
(13)	Based on Schedule 13G filed with the SEC on February 10, 2021. This report includes holdings of various subsidiaries of The Vanguard Group. The Vanguard Group has sole voting power with respect to none of the Shares, shared voting power with respect to 28,053 Shares, sole dispositive power with respect to 1,183,021 Shares and shared dispositive power with respect to 38,250 Shares. The percentage of beneficial ownership has been adjusted to reflect our actual Shares outstanding as of the close of business on February 5, 2021.

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

On August 9, 2018, our Board adopted, and on September 28, 2018 our stockholders approved, the third amendment and restatement of the 2014 Individuals Plan (the “Third Amended 2014 Individuals Plan”) and the 2014 Entities Plan (the “Third Amended 2014 Entities Plan,” and together with the Third Amended 2014 Individuals Plan, the “Third Amended 2014 Incentive Plans,” and together with the 2014 Incentive Plans, the “Incentive Plans”), which superseded and replaced in their entirety the 2014 Incentive Plans.

On July 23, 2020, our Board adopted, and on September 8, 2020 our stockholders approved, the fourth amendment and restatement of the 2014 Individuals Plan (the “Fourth Amended 2014 Individuals Plan”) and the 2014 Entities Plan (the “Fourth Amended 2014 Entities Plan,” and together with the Fourth Amended 2014 Individuals Plan, the “Fourth Amended 2014 Incentive Plans,” and together with the 2014 Incentive Plans, the “Incentive Plans”), which superseded and replaced in their entirety the 2014 Incentive Plans Under the Fourth Amended 2014 Incentive Plans, we have authorized an additional 3,000,000 shares of Class A common stock, for an aggregate 6,800,000 shares of our common stock for issuance. As of February 5, 2021, there were 2,332,337 shares available for future issuance.

The purpose of the Fourth Amended 2014 Incentive Plans is to attract and retain independent directors, executive officers and other key employees, including officers and employees of our Operating Partnership and their affiliates, and other service providers. The Fourth Amended 2014 Incentive Plans provide for the grant of options to purchase shares of our common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards.

Administration of the Fourth Amended 2014 Incentive Plans

The Fourth Amended 2014 Incentive Plans are administered by the compensation committee of our Board, except that the Fourth Amended 2014 Incentive Plans will be administered by our Board with respect to awards made to directors who are not employees. This summary uses the term “administrator” to refer to the compensation committee or our Board, as applicable. The administrator will approve who will receive grants under the Fourth Amended 2014 Incentive Plans, determine the type of award that will be granted and will specify the number of shares of our Class A Common Stock subject to each grant.

Eligibility

Employees and officers of our Company and our affiliates (including employees of our Operating Partnership) and members of our Board are eligible to receive grants under the Fourth Amended 2014 Individuals Plan. In addition, individuals who provide significant services to us or an affiliate, including individuals who provide services to us or an affiliate by virtue of employment with, or providing services to, our Operating Partnership may receive grants under the Fourth Amended 2014 Individuals Plan.

Entities that provide significant services to us or our affiliates, including our Operating Partnership, may receive grants under the Fourth Amended 2014 Entities Plan in the discretion of the administrator.

The following table provides information about our common stock that may be issued upon the exercise of options, warrants and rights under our Fourth Amended 2014 Incentive Plans, as of December 31, 2020.

Number of
	Securities to Be	Weighted-
	Issued Upon	Average	Number of
	Exercise of	Exercise Price	Securities
	Outstanding	of Outstanding	Remaining
	Options,	Options,	Available for
	Warrants, and	Warrants, and	Future
Plan Category	Rights	Rights	Issuance
Equity compensation plans approved by security holders	—	—	3,192,865
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	3,192,865

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

Affiliate Transactions

As described further below, we have entered into agreements with certain affiliates pursuant to which they will provide services to us. Our independent directors have reviewed the material transactions between our affiliates and us since the beginning of 2020. Set forth below is a description of such transactions and the independent directors’ determination of their fairness.

Administrative Services Agreement

In October 2017, we entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with Bluerock Real Estate, LLC and its affiliate, Bluerock Real Estate Holdings, LLC (together “BRE”). Pursuant to the Administrative Services Agreement, BRE provides us with certain human resources, investor relations, marketing, legal and other administrative services (the “Services”). The Services are provided on an at-cost basis, generally allocated based on the use of such Services for the benefit of our business, and are invoiced on a quarterly basis. In addition, the Administrative Services Agreement permits certain employees of ours to provide or cause to be provided services to BRE, on an at-cost basis, generally allocated based on the use of such services for the benefit of the business of BRE, and otherwise subject to the terms of the Services provided by BRE to us under the Administrative Services Agreement. Payment by us of invoices and other amounts payable under the Administrative Services Agreement will be made in cash or, at the sole discretion of the Board, generally in the form of fully-vested LTIP Units.

We have the right to renew the Administrative Services Agreement for successive one-year terms upon sixty (60) days written notice prior to expiration. We renewed the Administrative Services Agreement for a one-year term in 2019, and on August 4, 2020, we delivered written notice to BRE of our intention to renew the Administrative Services Agreement for an additional one-year term, to expire on October 31, 2021. The Administrative Services Agreement will automatically terminate (i) upon termination by us of all Services, or (ii) in the event of our non-renewal. Pursuant to the Administrative Services Agreement, BRE is responsible for the payment of all employee benefits and any other direct and indirect compensation for the employees of BRE (or their affiliates or permitted subcontractors) assigned to perform the Services, as well as such employees’ worker’s compensation insurance, employment taxes, and other applicable employer liabilities relating to such employees.

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

We and BRE also entered into a Leasehold Cost-Sharing Agreement (the “Leasehold Cost-Sharing Agreement”) with respect to the lease for our New York headquarters (the “NY Lease”) to provide for the allocation and sharing between BRE and us of the costs thereunder, including costs associated with tenant improvements. The NY Lease permits us and certain of our respective subsidiaries and/or affiliates to share occupancy of the New York headquarters with BRE. Under the NY Lease, we, through our Operating Partnership, issued a $750,000 letter of credit as a security deposit, and BRE is obligated under the Leasehold Cost-Sharing Agreement to indemnify and hold us harmless from loss if there is a claim under such letter of credit. Payment by us of any amounts payable under the Leasehold Cost-Sharing Agreement to BRE will be made in cash or, in the sole discretion of the Board, generally in the form of fully-vested LTIP Units.

The amounts paid or payable to Bluerock for the year ended December 31, 2020 are as reflected in the following table (amounts in thousands):

	Approximate
	Dollar Value of
	Mr. Kamfar’s
	Interest In Company	Year Ended
	Incurred Amounts	December 31, 2020
Administrative Services Agreement
Expense reimbursements	$2,014	$2,014
Offering expense reimbursements	957	957
Leasehold Cost-Sharing Agreement
Expense reimbursements	$752	$752
Capitalized cost reimbursements	35	35

Dealer Manager Agreement for Series B Preferred Offering

In conjunction with the offering of the Series B Preferred Stock, we entered into a dealer manager agreement (the “Series B Dealer Manager Agreement”) with Bluerock Capital Markets, LLC (“Bluerock Capital Markets”), our affiliate, pursuant to which it assumed dealer manager responsibilities for our Series B Preferred Offering. Pursuant to the Series B Dealer Manager Agreement, Bluerock Capital Markets received up to 7.0% and 3.0% of the gross offering proceeds from the offering as selling commissions and dealer manager fees, respectively. The dealer manager re-allowed the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurred costs in excess of the 10.0%, which costs were borne by the dealer manager without our reimbursement. On December 20, 2019, we made the final issuance of Series B Preferred Stock pursuant to the Series B Preferred Offering, and on February 11, 2020, the Board formally approved the termination of the Series B Preferred Offering.

Dealer Manager Agreement for Series T Preferred Offering

In conjunction with the offering of the Series T Preferred Stock, we entered into a dealer manager agreement (the “Series T Dealer Manager Agreement”) with Bluerock Capital Markets, LLC, our affiliate, pursuant to which it assumed dealer manager responsibilities for our Series T Preferred Offering. Pursuant to the Series T Dealer Manager Agreement, Bluerock Capital Markets will receive up to 7.0% and 3.0% of the gross offering proceeds from the offering as selling commissions and dealer manager fees, respectively. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurs costs in excess of the 10.0%, which costs are borne by the dealer manager without our reimbursement.

Summary of Fees and Reimbursements to Dealer Manager

Summarized below are the fees earned and expenses reimbursable to Bluerock Capital Markets, our affiliated dealer manager, and any related amounts payable for the year ended December 31, 2020 (amounts in thousands):

	Approximate	Incurred
	Dollar Value of	for the
	Mr. Kamfar’s	Year Ended
	Interest In REIT	December 31,
	Incurred Amounts	2020
Type of Compensation
Selling Commissions	$16,954	$16,954
Dealer Manager Fees	7,266	7,266
Total:	$24,220	$24,220

The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers, and incurs costs in excess of the 10.0%, which costs are borne by the dealer manager bearing the loss from the excess above the 10.0% without our reimbursement.

Stockholders Agreement

In connection with our Internalization transaction in 2017, we entered into a stockholders agreement pursuant to which we may grant certain registration rights for the benefit of the contributors and impose certain limitations on the voting rights of the Class C Common Stock. The agreement may require us from time to time to register the resale of the internalization shares and grants each contributor certain rights to demand a registration of some or all their shares or to request the inclusion of some or all their shares in a piggyback registration, in each case subject to certain customary restrictions, limitations, registration procedures and indemnity provisions.

Pursuant to the stockholders agreement, the contributors agreed to limit certain of their voting rights with respect to the Class C Common Stock in excess of 9.9% of the voting rights of the company. Any shares in excess of 9.9% of the voting rights of the outstanding shares shall be voted or a written consent furnished in respect to the excess shares in such manner as directed by a majority of the members of our Board.

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

Arlo Mezzanine Financing

We have provided a $27.5 million mezzanine loan (the “Arlo Mezz Loan”) to BR Morehead JV Member, LLC (the “Arlo JV Member”), an affiliate of the former Manager. On March 30, 2020, we increased our mezzanine loan commitment to the Arlo JV Member to $32.0 million. The Arlo Mezz Loan was secured by the Arlo JV Member’s approximate 95.0% interest in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an unaffiliated third party, which developed a 286-unit Class A apartment community located in Charlotte, North Carolina. The Arlo Mezz Loan was to mature on the earliest to occur of: (i) July 1, 2025, (ii) the date of sale or transfer of property, or (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The Arlo Mezz Loan bore interest at a fixed rate of 15% with regular monthly payments being interest only and could be prepaid without penalty.

In conjunction with the Arlo development, the Arlo property owner, which was owned by an entity in which we had an equity interest, entered into a $34.5 million construction loan (the “Arlo Construction Loan”) with an unaffiliated party, which was secured by the Arlo property. The Arlo Construction Loan was to mature on June 29, 2020 and bore interest on a floating basis on the amount drawn based on LIBOR plus 3.75%, subject to a minimum of 4.25%. In addition, the Arlo property owner entered into a $7.3 million mezzanine loan with an unaffiliated party, which was secured by the membership interest in the joint venture which developed the Arlo property. The mezzanine loan was to mature on June 29, 2020 and bore interest at a fixed rate of 11.5%.

On March 31, 2020, the Arlo property owner refinanced the Arlo Construction Loan and entered into a $43.0 million senior mortgage loan (“senior loan”) secured by the Arlo property and used the proceeds in part to pay off the outstanding principal balances, in full, of the previous construction loan of $33.6 million and mezzanine loan provided by an unaffiliated third party of $7.3 million. The Arlo property owner accounted for the refinancing as an extinguishment of debt. The senior loan was to mature on April 1, 2025 and bore interest at a floating basis of the greater of LIBOR plus 1.65% or 2.65%, with interest-only payments during the term of the senior loan. On or after April 1, 2022, the loan could be prepaid without prepayment fee or yield maintenance.

The Arlo property was sold on December 15, 2020. Refer to Note 3 of our consolidated financial statements for further information.

Cade Boca Raton Mezzanine Financing

We had provided a $14.0 million mezzanine loan (the “Boca Mezz Loan”) to BRG Boca JV Member, LLC (the “Boca JV Member”), an affiliate of the former Manager. The Boca Mezz Loan was secured by the Boca JV Member’s approximate 90.0% interest in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an unaffiliated third party, which developed a 90-unit Class A apartment community located in Boca Raton, Florida known as Cade Boca Raton. The Boca Mezz Loan bore interest at a fixed rate of 15.0% with regular monthly payments being interest-only. The Boca Mezz Loan was to mature on March 11, 2022 and could be prepaid without penalty.

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

On October 26, 2020, we sold Cade Boca Raton. Refer to Note 3 of our consolidated financial statements for further information.

Domain at The One Forty Mezzanine Financing

We have provided a $24.5 million mezzanine loan (the “Domain Mezz Loan”), of which $24.2 million has been funded as of December 31, 2020, to BR Member Domain Phase 1, LLC (the “Domain JV Member”), an affiliate of the former Manager. The Domain Mezz Loan is secured by the Domain JV Member’s approximate 95% interest in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an unaffiliated third party, which developed a 299-unit Class A apartment community located in Garland, Texas known as Domain at The One Forty. The Domain Mezz Loan matures on the earliest to occur of: (i) the latest to occur of (a) March 11, 2022 and (b) the applicable maturity date under any extension granted under any construction financing, or (ii) the date of sale or transfer of property, or (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The Domain Mezz Loan bears interest at 15% in 2019, 5.5% in 2020, 4.0% in 2021 and 3.0% thereafter, and has regular monthly payments that are interest-only. The Domain Mezz Loan can be prepaid without penalty. We have a 50.0% participation in any profits achieved in a sale after repayment of the Domain Mezz Loan and we and Fund II each receive full return of our respective capital contributions.

In conjunction with the Domain at The One Forty development, the Domain at The One Forty property owner, which is owned by an entity in which we have an equity interest: (i) entered into a $30.3 million construction loan (the “Domain Construction Loan”) secured by the Domain at The One Forty property, and (ii) entered into a $6.4 million mezzanine loan secured by the membership interest in the joint-venture which developed the Domain at The One Forty property. Both the Domain Construction Loan and the mezzanine loan were entered into with unaffiliated parties and had maturity dates of March 3, 2020. The Domain Construction Loan could be prepaid without penalty, whereas the mezzanine loan could be prepaid provided the lender received a minimum profit and 1.0% exit fee. On December 12, 2019, the Domain at The One Forty property owner refinanced the Domain Construction Loan and entered into a $39.2 million senior mortgage loan (the “Domain Senior Loan”) secured by the Domain at The One Forty property and used the proceeds in part to pay off the outstanding balances, in full, of the Domain Construction Loan and mezzanine loan. The Domain Senior Loan matures on January 5, 2023 and bears interest at a floating basis of LIBOR plus 2.20%, but no less than 3.95%, with interest-only payments through the initial term of the loan. The Domain Senior Loan contains two one-year extension options, and if extended, payments during the extension period shall be based on thirty-year amortization. On or after July 5, 2021, the senior loan may be prepaid without penalty.

Motif Mezzanine Financing

We have provided a $74.6 million mezzanine loan (the “Motif Mezz Loan”, formerly the Flagler Mezz Loan) to BR Flagler JV Member, LLC (the “Motif JV Member”, formerly the Flagler JV Member), an affiliate of the former Manager. The Motif Mezz Loan is secured by the Motif JV Member’s 97% interest in a multi-tiered joint venture along with Fund II and Fund III, affiliates of the former Manager, and an unaffiliated third party (the “Motif JV”, formerly the Flagler JV), which developed a 385-unit Class A apartment community located in Fort Lauderdale, Florida known as Motif. The Motif Mezz Loan bears interest at 12.9% and has regular monthly payments that are interest-only. The Motif Mezz Loan has a maturity date of March 28, 2023 and can be prepaid without penalty.

We have the right of first offer to purchase the member’s ownership interests in the Motif JV Member, or, if applicable, to purchase Motif if the Motif JV Member exercises its rights under the Motif JV to cause the sale of Motif.

In conjunction with the Motif development, the Motif property owner, which is owned by an entity in which we have an equity interest, entered into an approximately $70.4 million construction loan (the “Motif Construction Loan”) with an unaffiliated party, of which $67.8 million is outstanding as of December 31, 2020, and which is secured by the Motif development. The Motif Construction Loan matures on March 28, 2022, contains a one-year extension option, subject to certain conditions, and can be prepaid subject to payment of a make-whole premium and exit fee. The Motif Construction Loan bears interest at the greater of 5.0% or a rate of LIBOR plus 3.85%, with interest only payments until March 28, 2022 and future payments after extension based on thirty-year amortization.

On March 31, 2020, we received a paydown of $8.0 million on the Motif Mezz Loan, reducing the outstanding principal balance to $66.6 million. On May 8, 2020, at the request of the Motif JV Member, we amended the Motif Mezz Loan agreement to re-lend the $8.0 million to the Motif JV Member. We funded the full $8.0 million during the second quarter 2020 to the Motif JV Member, increasing the outstanding Motif Mezz Loan balance to $74.6 million as of December 31, 2020.

Novel Perimeter Mezzanine Financing

We had provided a $20.6 million mezzanine loan (the “Perimeter Mezz Loan”) to BR Perimeter JV Member, LLC (the “Perimeter JV Member”), an affiliate of the former Manager. On May 5, 2020, we increased our mezzanine loan commitment to the Perimeter JV Member to $23.8 million. In exchange for increasing our loan commitment, we received the right to exercise an option to purchase, at the greater of a 2.5 basis point discount to fair market value or 15% internal rate of return for Fund III, an affiliate the former Manager, up to a 100% common membership interest in the Perimeter JV Member. The Perimeter Mezz Loan was secured by the Perimeter JV Member’s approximate 60% interest in a multi-tiered joint venture along with Fund III and an unaffiliated third party, which developed a 320-unit Class A apartment community located in Atlanta, Georgia known as Novel Perimeter. The Perimeter Mezz Loan was to mature on the later of December 29, 2021 or the maturity date of the Novel Perimeter Construction Loan, as defined below, as extended, and bore interest at a fixed rate of 15.0%. Regular monthly payments were interest-only during the initial term. The Perimeter Mezz Loan could be prepaid without penalty.

In conjunction with the Novel Perimeter development, the Novel Perimeter property owner, which was owned by an entity in which we had an equity interest, entered into an approximately $44.7 million construction loan (the “Novel Perimeter Construction Loan”) with an unaffiliated party, which was secured by the Novel Perimeter development. The Novel Perimeter Construction Loan was to mature on December 12, 2020 and bore interest at a rate of LIBOR plus 3.00%, with interest only payments until December 12, 2020 and future payments based on thirty-year amortization.

The Novel Perimeter property was sold on December 9, 2020. Refer to Note 3 of our consolidated financial statements for further information.

The Park at Chapel Hill Financing

On November 1, 2019, we entered into an agreement to provide a mezzanine loan (“the Chapel Hill Mezz Loan”) in an amount up to $40.0 million to BR Chapel Hill JV, LLC (“BR Chapel Hill JV”), of which $29.5 million was funded upon execution of the agreement. BR Chapel Hill JV owns a 100% interest in BR Chapel Hill, LLC (“BR Chapel Hill”) and is a joint venture with common interests held by Fund I, Fund II, and BR Chapel Hill Investment, LLC, all managed by affiliates of the former Manager. The Chapel Hill Mezz Loan bore interest at a fixed rate of 11.0% per annum with regular monthly payments being interest-only during the initial term. The Chapel Hill Mezz Loan matures on the earliest to occur of: (i) the latest to occur of (a) March 31, 2024 and (b) the applicable maturity date under any extension granted under any construction financing, or (ii) the date of sale or transfer of property, or (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The Chapel Hill Mezz Loan is secured by the Chapel Hill property and can be prepaid without penalty.

In conjunction with the Chapel Hill Mezz Loan, we provided a $5.0 million senior loan to BR Chapel Hill. The senior loan is secured by BR Chapel Hill’s fee simple interest in the Chapel Hill property. The senior loan matures on March 31, 2024 and bears interest at a fixed rate of 10.0% per annum. Regular monthly payments are interest-only during the initial term. The senior loan can be prepaid without penalty. As of December 31, 2020, the senior loan remains outstanding in full.

On March 31, 2020, we received a paydown of $21.0 million on the Chapel Hill Mezz Loan, reducing the outstanding principal balance to $8.5 million. On May 9, 2020, at the borrower’s request, we amended the Chapel Hill Mezz Loan agreement to permit the Chapel Hill Mezz Loan borrower to re-borrow $2.0 million. We funded the full $2.0 million during the second quarter 2020 to the Chapel Hill Mezz Loan borrower, increasing the outstanding Chapel Hill Mezz Loan balance to $10.5 million.

On August 18, 2020, we entered into an amended and restated mezzanine loan agreement (the “Amended Chapel Hill Mezz Loan”) with BR Chapel Hill JV. As part of the Amended Chapel Hill Mezz Loan, (i) our maximum loan commitment was adjusted to $31.0 million, including all previously advanced amounts outstanding, from the previous commitment amount of $40.0 million, and (ii) the interest rate on the loan was increased to 11.75% per annum from the previous rate of 11% per annum, with 5.25% paid current and 6.5% accrued. As of December 31, 2020, all amounts had been funded under the Amended Chapel Hill Mezz Loan. The loan maturity events and the ability of the loan to be prepaid without penalty did not change from the previous loan.

Vickers Historic Roswell Mezzanine Financing

We have provided an $11.8 million mezzanine loan (the “Vickers Mezz Loan”) to BR Vickers Roswell JV Member, LLC (the “Vickers JV Member”), an affiliate of the former Manager. On December 30, 2020, we increased our mezzanine loan commitment to the Vickers JV Member to $12.4 million, of which $11.9 million had been funded as of December 31, 2020. In exchange for increasing our loan commitment, we received an additional 2.5 basis point discount purchase option and have the right to exercise an option to purchase, at the greater of a 20.0 basis point discount to fair market value or 15% internal rate of return for Fund III, an affiliate the former Manager, up to a 100% common membership interest in the Vickers JV Member. The Vickers Mezz Loan is secured by the Vickers JV Member’s approximate 80% interest in a multi-tiered joint venture along with Fund III, an affiliate of the former Manager, and an unaffiliated third party, which developed a 79-unit Class A apartment community located in Roswell, Georgia known as Vickers Historic Roswell. The Vickers Mezz Loan bears interest at a fixed rate of 15.0% and regular monthly payments are interest-only. The Vickers Mezz Loan matures on the earliest to occur of: (i) the latest to occur of (a) February 26, 2022 and (b) the applicable maturity date under any extension granted under any construction financing, or (ii) the date of sale or transfer of property, or (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The Vickers Mezz Loan can be prepaid without penalty.

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

Alexan CityCentre Interests

We have made a $15.1 million preferred equity investment in a multi-tiered joint venture along with BGF, BGF II, Fund II and Fund III, all affiliates of the former Manager, and an unaffiliated third party (the “Alexan CityCentre JV”), which developed a 340-unit Class A apartment community located in Houston, Texas, known as Alexan CityCentre. We earn a preferred return of 15.0% and 20.0% on our $6.5 million and $8.6 million preferred equity investments, respectively. The Alexan CityCentre JV is required to redeem our preferred membership interest plus any accrued but unpaid return on the earlier date which is six months following the maturity of the loan, detailed below, including extension and refinancing, or any earlier acceleration or due date.

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

Alexan Southside Place Interests

We have made a $24.9 million preferred equity investment in a multi-tiered joint venture along with Fund II and Fund III, affiliates of the former Manager, and an unaffiliated third party (the “Alexan Southside JV”), which developed a 270-unit Class A apartment community located in Houston, Texas, known as Alexan Southside Place. Alexan Southside Place is developed upon a tract of land under an 85-year ground lease. The joint venture adopted ASU No. 2016-02 as of January 1, 2019, and as such, has recorded a right-of-use asset and lease liability of $17.1 million as of December 31, 2020. The Alexan Southside JV is required to redeem our preferred membership interest plus any accrued but unpaid return on the earlier date which is six months following the maturity of the loan, detailed below, including extension and refinancing, or any earlier acceleration or due date.

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

Alexan Southside Place Provision for Credit Loss

Consistent with the overall Houston – Medical Center submarket, Alexan Southside Place lost significant value since the onset of the COVID-19 pandemic given the pandemic’s impact on demand within the submarket. Although the overall submarket is expected to rebound over the next twenty-four to thirty-six months, it is more likely than not that the joint venture will sell before recovery. As a result of this change in the submarket and the impact on the underlying operations of the Alexan Southside Place preferred equity investment, and the likelihood that the joint venture will sell before recovery, the risk characteristics of the investment, such as investment duration, have changed; the investment was removed from the pool analysis for credit losses under CECL and the investment was evaluated separately through an individual investment recoverability analysis. This separate analysis deemed the investment not to be fully recoverable, and as a result, a $15.9 million provision for credit loss was recorded in the fourth quarter 2020. The credit loss on this asset was a result of writing down our investment to equal its estimated value. The estimated value was based on a letter of intent to purchase the property from an unrelated third party which was received by the joint venture.

Helios Interests

We had made a $19.2 million preferred equity investment in a multi-tiered joint venture along with Fund III, an affiliate of the former Manager, and an unaffiliated third party (the “Helios JV”), which developed a 282-unit Class A apartment community located in Atlanta, Georgia known as Helios.

On December 28, 2018, the Helios property owner entered into a $39.5 million senior mortgage loan secured by the Helios property. The loan was to mature on January 1, 2029 and bore interest at a floating basis of LIBOR plus 1.75%, with interest only payments through January 2023, and future monthly payments based on thirty-year amortization. On or after September 29, 2028, the loan could be prepaid without prepayment fee or yield maintenance.

On December 10, 2019, we entered into a membership interest purchase agreement to purchase 100% of the common membership interest in the joint venture from Fund III and the Helios JV for $2.5 million and $1.8 million, respectively, based on fair market value after consideration of the $19.2 million preferred equity investment that we previously funded. As ownership in the Helios real property was in the form of undivided interests, we continued to account for the Helios property under the equity method as of December 31, 2019.

We closed on the sale of the Helios investment on January 8, 2020. Refer to Note 3 of our consolidated financial statements for further information.

Leigh House Interests

We had made a $14.2 million preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an unaffiliated third party (the “Leigh House JV”), which developed a 245-unit Class A apartment community located in Raleigh, North Carolina known as Leigh House. We earned a preferred return of 15.0% and 20.0% on our $11.9 million and $2.3 million preferred equity investments, respectively. The Leigh House JV was required to redeem our preferred membership interest plus any accrued but unpaid return on the earlier date which was six months following the maturity of the construction loan, including extension, or any earlier acceleration or due date.

The Leigh House investment was sold on July 15, 2019 as part of the Topaz Portfolio sale. Refer to Note 3 of our consolidated financial statements for further information.

Whetstone Apartments Interests

We had made a $12.9 million preferred equity investment in a multi-tiered joint venture along with Fund III, an affiliate of the former Manager, and an unaffiliated third party, to acquire a 204-unit Class A apartment community located in Durham, North Carolina known as Whetstone Apartments. We earned a 6.5% preferred return on our investment, though effective April 1, 2017, Whetstone Apartments ceased paying its preferred return on a current basis. The preferred return was accrued, except for payments totaling $0.5 million received in 2019, and the accrued preferred return of $2.6 million as of December 31, 2019 is included within due from affiliates in the consolidated balance sheets.

On October 6, 2016, the Whetstone Apartments property owner, which was owned by an entity in which we had an equity interest, entered into a mortgage loan of approximately $26.5 million. The loan was to mature on November 1, 2023 and was secured by the Whetstone Apartments property. The loan bore interest at a fixed rate of 3.81% and regular monthly payments were based on thirty-year amortization. The loan could be prepaid with the greater of 1.0% prepayment fee or yield maintenance until October 31, 2021, and thereafter at par. The loan was nonrecourse to us and the joint venture partners with certain standard scope non-recourse carve-outs for certain deeds, acts or failures to act on our behalf and that of the joint venture partners.

On January 22, 2020, we entered into a membership interest purchase agreement to purchase 100% of the common membership interest in BR Whetstone Member, LLC from Fund III for approximately $2.5 million. In conjunction with this transaction, BR Whetstone Member, LLC, along with BRG Avenue 25 TRS, LLC, a wholly-owned subsidiary of our Operating

Partnership, entered into a membership purchase agreement to purchase the right to all the economic interest promote and the common membership interest of 7.5% held in the Whetstone Apartments joint venture from an unaffiliated member of the joint venture for approximately $1.9 million.

We closed on the sale of Whetstone Apartments on January 24, 2020 and recovered our preferred equity investment and accrued preferred return. Refer to Note 3 of our consolidated financial statements for further information.

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

The aggregate fees billed to us for professional accounting services, including the audit of our annual financial statements by Grant Thornton for the years ended December 31, 2020 and 2019, are set forth in the table below (amounts in thousands):

	2020	2019
Audit fees	$650	$738
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$650	$738

For purposes of the preceding table professional fees are classified as follows:

●	Audit fees — These are fees for professional services performed for the audit of our annual financial statements and the required review of quarterly financial statements and other procedures performed by the independent auditors in order for them to be able to form an opinion on our consolidated financial statements. These fees also cover services that are normally provided by independent auditors in connection with statutory and regulatory filings or engagements.
●	Audit-related fees — These are fees for assurance and related services that traditionally are performed by independent auditors that are reasonably related to the performance of the audit or review of the financial statements, such as due diligence related to acquisitions and dispositions, attestation services that are not required by statute or regulation, internal control reviews and consultation concerning financial accounting and reporting standards.
●	Tax fees — These are fees for all professional services performed by professional staff in our independent auditor’s tax division, except those services related to the audit of our financial statements. These include fees for tax compliance, tax planning and tax advice, including federal, state and local issues. Services may also include assistance with tax audits and appeals before the IRS and similar state and local agencies, as well as federal, state and local tax issues related to due diligence.
●	All other fees — These are fees for any services not included in the above-described categories.

PART IV

Item 15.       Exhibits, Financial Statement Schedules.

(a)	List of Documents Filed.
1.Financial Statements

The list of the financial statements filed as part of this Annual Report on Form 10-K is set forth on page F-1 herein.

(b)	Exhibits.

The exhibits filed in response to Item 601 of Regulation S-K are listed on the Exhibit Index attached hereto.

(c)	Financial Statement Schedules.

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
Date: February 23, 2021
/s/ R. Ramin Kamfar
R. Ramin Kamfar Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.
Date: February 23, 2021
/s/ R. Ramin Kamfar
R. Ramin Kamfar Chief Executive Officer (Principal Executive Officer)
Date: February 23, 2021
/s/ Christopher J. Vohs
Christopher J. Vohs Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)
Date: February 23, 2021
/s/ Elizabeth Harrison
Elizabeth Harrison Director
Date: February 23, 2021
/s/ Kamal Jafarnia
Kamal Jafarnia Director
Date: February 23, 2021
/s/ I. Bobby Majumder
I. Bobby Majumder Director
Date: February 23, 2021
/s/ Romano Tio
Romano Tio Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Bluerock Residential Growth REIT, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Bluerock Residential Growth REIT, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and financial statement schedule included under Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 23, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Impairment of Real Estate Assets

At December 31, 2020, the Company’s real estate investments held and used total $2.2 billion. As described further in Note 2 to the financial statements, the Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. Events or circumstances that may prompt a review of the carrying value of investment properties may include a significant decrease in the anticipated market price of the investment property, an adverse change to the extent or manner in which an asset may be used, or a significant change in its physical condition or damage due to catastrophic event.

The Company reviews for potential impairment indicators utilizing expected undiscounted future cash flows and expected disposition proceeds for a given investment under a variety of scenarios. Forecasting of future cash flows requires management to make estimates and assumptions about variables, such as capitalization rates, forecasted net operating income and assumed hold periods. In the event this analysis indicates that a potential impairment exists, the Company will perform additional investigation into the recoverability of the carrying value of the real estate property, and in some cases may obtain third-party valuations. We identified the evaluation for impairment of real estate investments as a critical audit matter.

The principal considerations for our determination that the evaluation for impairment of real estate investments is a critical audit matter is that auditing management’s evaluation of impairment is challenging due to the high degree of subjective auditor judgment necessary in evaluating management’s identification of indicators of potential impairment and the related evaluation of the severity of such indicators in determining whether a triggering event has occurred that requires the Company to perform additional analyses to evaluate the recoverability of the investment. The significant inputs used in the evaluation include capitalization rates, forecasted net operating income, and assumed hold periods, which can be affected by expectations about future market or economic conditions, demand and competition.

Our audit procedures related to the evaluation for impairment of real estate investments included the following, among others. We obtained an understanding of management’s process to identify indicators of impairment. We evaluated the design and tested the operating effectiveness of the controls that address the identification of indicators of impairment, including management’s review of the operations and financial performance of each property, and the reasonableness of key inputs including forecasted net operating income, capitalization rates, and assumed hold periods. We tested the Company’s evaluation of impairment of real estate investments by performing procedures on the key inputs used in the Company’s undiscounted cash flow analysis, specifically, forecasted net operating income, capitalization rates, and assumed hold periods. We compared forecasted to historical net operating income and the assumed hold period to historical experience, considering relevant future market or economic conditions, demand and competition. We utilized an internal valuation specialist to compare the consistency of capitalization rates used by the Company to those used for comparable properties in the market.

Evaluation of Preferred Equity Investments and Mezzanine Loan Investments for Collectability

At December 31, 2020, the Company’s reserve for credit losses was $16.4 million. As described further in Note 2 to the financial statements, the Company estimates the provision for credit losses on its mezzanine loans and preferred equity investments under Financial Accounting Standards Board Accounting Standard Codification 326, Financial Instruments, which is also known as the expected credit loss model or CECL.

The Company estimates its provision for credit losses using a collective (pool) approach for investments with similar risk characteristics. In measuring the CECL provision for investments that share similar characteristics, the Company applies a default rate to the investments for the remaining loan or investment hold period. In addition to analyzing investments as a pool, the Company performs an individual investment assessment of expected credit losses, which includes a quantitative assessment that utilizes projected or stabilized net operating income and capitalization rates as significant inputs as well as the results of management’s review of the operations and financial performance of the underlying property. If it is determined that the borrower is experiencing financial difficulty, or a foreclosure is probable, or the Company expects repayment through the sale of the collateral, the Company utilizes the value of the underlying collateral to evaluate the need to record an expected credit loss. We identified the individual investment assessment of expected credit losses as a critical audit matter.

The principal consideration for our determination of the individual investment assessment of expected credit losses as a critical audit matter is that auditing management’s assessment is challenging due to the high degree of subjective auditor judgment necessary in evaluating the significant inputs used in management’s individual investment assessment. The significant inputs used in the assessment can be affected by expectations about future market or economic conditions, demand and competition.

Our audit procedures related to the individual investment assessment of expected credit losses included the following, among others. We obtained an understanding of management’s process to identify indicators that the borrower is experiencing financial difficulty, or a foreclosure is probable, or the Company expects repayment through the sale of the collateral. We evaluated the design and tested the operating effectiveness of the controls that address the identification of indicators that the borrower is experiencing financial difficulty, or a foreclosure is probable, or the Company expects repayment through the sale of the collateral, specifically management’s review of the operations and financial performance of the underlying property, and the reasonableness of key inputs in the individual investment assessment, including projected or stabilized net operating income and capitalization rates. We tested the Company’s individual investment assessment by performing procedures on the key inputs used in the Company’s analysis, specifically, we utilized an internal valuation specialist to compare the consistency of projected or stabilized net operating income and capitalization rates used by the Company to those used for comparable properties in the market.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2019.

Southfield, Michigan

February 23, 2021

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Bluerock Residential Growth REIT, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Bluerock Residential Growth REIT, Inc. (a Maryland corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 23, 2021 expressed an unqualified opinion on those financial statements.

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

February 23, 2021

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Bluerock Residential Growth REIT, Inc.

New York, New York

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Bluerock Residential Growth REIT, Inc. (the “Company”) and subsidiaries as of December 31, 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018, and the results of their operations and their cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Troy, Michigan

February 26, 2019

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,	December 31,
	2020	2019
ASSETS
Net Real Estate Investments
Land	$279,481	$268,244
Buildings and improvements	1,889,471	1,752,738
Furniture, fixtures and equipment	78,438	67,904
Total Gross Real Estate Investments	2,247,390	2,088,886
Accumulated depreciation	(186,426)	(141,566)
Total Net Operating Real Estate Investments	2,060,964	1,947,320
Operating real estate held for sale, net	36,213	—
Total Net Real Estate Investments	2,097,177	1,947,320
Cash and cash equivalents	83,868	31,683
Restricted cash	35,093	19,085
Notes and accrued interest receivable, net	157,734	193,781
Due from affiliates	339	2,969
Accounts receivable, prepaids and other assets, net	29,502	16,317
Preferred equity investments and investments in unconsolidated real estate joint ventures, net	83,485	126,444
In-place lease intangible assets, net	2,594	3,098
Non-real estate assets associated with operating real estate held for sale	145	—
TOTAL ASSETS	$2,489,937	$2,340,697

LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
Mortgages payable	$1,490,932	$1,425,257
Mortgages payable associated with operating real estate held for sale	38,773	—
Revolving credit facilities	33,000	18,000
Accounts payable	1,317	1,488
Other accrued liabilities	31,025	27,499
Due to affiliates	618	790
Distributions payable	13,421	13,541
Liabilities associated with operating real estate held for sale	383	—
Total Liabilities	1,609,469	1,486,575
8.250% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 10,875,000 shares authorized; 2,201,547 and 5,721,460 shares issued and outstanding at December 31, 2020 and 2019, respectively	54,332	140,355
6.000% Series B Redeemable Preferred Stock, liquidation preference $1,000 per share, 1,225,000 shares authorized; 513,489 and 536,695 shares issued and outstanding at December 31, 2020 and 2019, respectively	469,907	480,921
7.625% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,295,845 and 2,323,750 shares issued and outstanding at December 31, 2020 and 2019, respectively	56,462	56,797
6.150% Series T Redeemable Preferred Stock, liquidation preference $25.00 per share, 32,000,000 shares authorized; 9,717,917 and 17,400 shares issued and outstanding at December 31, 2020 and 2019, respectively	219,967	388
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 197,900,000 shares authorized; no shares issued and outstanding at December 31, 2020 and 2019	—	—
7.125% Series D Cumulative Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,774,338 and 2,850,602 shares issued and outstanding at December 31, 2020 and 2019, respectively	66,867	68,705
Common stock - Class A, $0.01 par value, 747,509,582 shares authorized; 22,020,950 and 23,422,557 shares issued and outstanding at December 31, 2020 and 2019, respectively	220	234
Common stock - Class C, $0.01 par value, 76,603 shares authorized; 76,603 shares issued and outstanding at December 31, 2020 and 2019	1	1
Additional paid-in-capital	304,710	311,683
Distributions in excess of cumulative earnings	(313,392)	(253,132)
Total Stockholders’ Equity	58,406	127,491
Noncontrolling Interests
Operating partnership units	(3,272)	19,331
Partially owned properties	24,666	28,839
Total Noncontrolling Interests	21,394	48,170
Total Equity	79,800	175,661
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$2,489,937	$2,340,697

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues
Rental and other property revenues	$196,522	$185,376	$162,461
Interest income from mezzanine loan and ground lease investments	23,326	24,595	22,255
Total revenues	219,848	209,971	184,716

Expenses
Property operating	76,301	74,449	67,997
Property management fees	4,988	4,899	4,391
General and administrative	24,141	22,553	19,553
Acquisition and pursuit costs	4,152	556	116
Weather-related losses, net	—	355	288
Depreciation and amortization	79,452	70,452	62,683
Total expenses	189,034	173,264	155,028
Operating income	30,814	36,707	29,688
Other income (expense)
Other income	144	68	—
Preferred returns on unconsolidated real estate joint ventures	11,250	9,797	10,312
Provision for credit losses	(16,369)	—	—
Gain on sale of real estate investments	59,508	48,680	—
Gain on sale of non-depreciable real estate investments	—	679	—
Loss on extinguishment of debt and debt modification costs	(14,630)	(7,258)	(2,277)
Interest expense, net	(55,994)	(59,554)	(52,998)
Total other expense	(16,091)	(7,588)	(44,963)
Net income (loss)	14,723	29,119	(15,275)
Preferred stock dividends	(58,463)	(46,159)	(35,637)
Preferred stock accretion	(16,851)	(10,335)	(5,970)
Net (loss) income attributable to noncontrolling interests
Operating partnership units	(17,313)	(6,779)	(12,839)
Partially-owned properties	1,396	(845)	(1,284)
Net loss attributable to noncontrolling interests	(15,917)	(7,624)	(14,123)
Net loss attributable to common stockholders	$(44,674)	$(19,751)	$(42,759)

Net loss per common share - Basic	$(1.91)	$(0.91)	$(1.82)

Net loss per common share – Diluted	$(1.91)	$(0.91)	$(1.82)

Weighted average basic common shares outstanding	24,084,347	22,649,222	23,845,800
Weighted average diluted common shares outstanding	24,084,347	22,649,222	23,845,800

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, except share and per share amounts)

	Class A		Class C		Series D
	Common Stock		Common Stock		Preferred Stock
							Additional		Net (Loss) Income to
	Number of	Par	Number of	Par	Number of	Par	Paid-in	Cumulative	Common	Noncontrolling	Total
	Shares	Value	Shares	Value	Shares	Value	Capital	Distributions	Stockholders	Interests	Equity
Balance, January 1, 2018	24,218,359	$242	76,603	$1	2,850,602	$68,705	$318,170	$(134,817)	$(29,469)	$63,346	$286,178
Issuance of Class A common stock, net	2,831	—	—	—	—	—	25	—	—	—	25
Issuance of Class A common stock due to Series B warrants exercise	100	—	—	—	—	—	—	—	—	—	—
Repurchase of Class A common stock	(1,055,057)	(11)	—	—	—	—	(9,007)	—	—	—	(9,018)
Issuance of long-term incentive plan units ("LTIP Units") for director compensation	—	—	—	—	—	—	—	—	—	220	220
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	5,128	5,128
Issuance of LTIP Units for compensation to former Manager	—	—	—	—	—	—	—	—	—	993	993
Issuance of LTIP Units for expense reimbursements	—	—	—	—	—	—	—	—	—	1,066	1,066
Issuance of Series B warrants	—	—	—	—	—	—	1,699	—	—	—	1,699
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	—	—	13,551	13,551
Common stock distributions declared	—	—	—	—	—	—	—	(11,486)	—	—	(11,486)
Series A Preferred Stock distributions declared	—	—	—	—	—	—	—	(11,800)	—	—	(11,800)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	(744)	—	—	(744)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(14,332)	—	—	(14,332)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(4,937)	—	—	(4,937)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(4,428)	—	—	(4,428)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(289)	—	—	(289)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(5,077)	—	—	(5,077)
Distributions to Operating Partnership ("OP") noncontrolling interests	—	—	—	—	—	—	—	—	—	(4,139)	(4,139)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,786)	(1,786)
Redemption of OP Units							(3)	—	—	(3)	(6)
Holder redemption of Series B Preferred Stock and conversion into Class A common stock	155,978	2	—	—	—	—	1,563	—	—	—	1,565
Cash redemption of Series B Preferred Stock	—	—	—	—	—	—	13	—	—	—	13
Acquisition of noncontrolling interest	—	—	—	—	—	—	(10,334)	—	—	(1,844)	(12,178)
Adjustment for noncontrolling interest ownership in the OP	—	—	—	—	—	—	5,812	—	—	(5,812)	—
Net loss	—	—	—	—	—	—	—	—	(1,152)	(14,123)	(15,275)
Balance, December 31, 2018	23,322,211	$233	76,603	$1	2,850,602	$68,705	$307,938	$(187,910)	$(30,621)	$56,597	$214,943

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(In thousands, except share and per share amounts)

	Class A		Class C		Series D
	Common Stock		Common Stock		Preferred Stock				Net (Loss)
							Additional		Income to
	Number of	Par	Number of	Par	Number of	Par	Paid-in	Cumulative	Common	Noncontrolling	Total
	Shares	Value	Shares	Value	Shares	Value	Capital	Distributions	Stockholders	Interests	Equity
Issuance of Class A common stock, net	456,708	5	—	—	—	—	5,320	—	—	—	5,325
Issuance of Class A common stock due to Series B warrants exercise	37,391	—	—	—	—	—	299	—	—	—	299
Repurchase of Class A common stock	(1,313,328)	(13)	—	—	—	—	(14,073)	—	—	—	(14,086)
Issuance of restricted Class A common stock	87,094	1	—	—	—	—	424	—	—	—	425
Issuance of LTIP Units for director compensation	—	—	—	—	—	—	—	—	—	282	282
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	5,293	5,293
Issuance of LTIP Units for expense reimbursements	—	—	—	—	—	—	—	—	—	2,238	2,238
Issuance of LTIP Units for capitalized reimbursements	—	—	—	—	—	—	—	—	—	737	737
Issuance of Series B warrants	—	—	—	—	—	—	4,413	—	—	—	4,413
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	—	—	3,511	3,511
Common stock distributions declared	—	—	—	—	—	—	—	(14,850)	—	—	(14,850)
Series A Preferred Stock distributions declared	—	—	—	—	—	—	—	(11,800)	—	—	(11,800)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	(810)	—	—	(810)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(24,854)	—	—	(24,854)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(9,213)	—	—	(9,213)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(4,428)	—	—	(4,428)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(312)	—	—	(312)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(5,076)	—	—	(5,076)
Series T Preferred Stock distributions declared	—	—	—	—	—	—	—	(1)	—	—	(1)
Miscellaneous offering costs	—	—	—	—	—	—	(222)	—	—	—	(222)
Distributions to OP noncontrolling interests	—	—	—	—	—	—	—	—	—	(5,749)	(5,749)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,765)	(3,765)
Redemption of OP Units							(15)	—	—	(10)	(25)
Holder redemption of Series B Preferred Stock and conversion into Class A common stock	219,328	2	—	—	—	—	2,631	—	—	—	2,633
Company redemption of Series B Preferred Stock and conversion into Class A common stock	613,153	6	—	—	—	—	7,188	—	—	—	7,194
Cash redemption of Series B Preferred Stock	—	—	—	—	—	—	15	—	—	—	15
Acquisition of noncontrolling interest	—	—	—	—	—	—	(6,529)	—	—	(2,390)	(8,919)
Adjustment for noncontrolling interest in Cade Boca Raton	—	—	—	—	—	—	—	—	—	3,344	3,344
Adjustment for noncontrolling interest ownership in the OP	—	—	—	—	—	—	4,294	—	—	(4,294)	—
Net income (loss)	—	—	—	—	—	—	—	—	36,743	(7,624)	29,119
Balance, December 31, 2019	23,422,557	$234	76,603	$1	2,850,602	$68,705	$311,683	$(259,254)	$6,122	$48,170	$175,661

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

(In thousands, except share and per share amounts)

	Class A		Class C		Series D
	Common Stock		Common Stock		Preferred Stock				Net (Loss)
							Additional		Income to
	Number of	Par	Number of	Par	Number of	Par	Paid-in	Cumulative	Common	Noncontrolling	Total
	Shares	Value	Shares	Value	Shares	Value	Capital	Distributions	Stockholders	Interests	Equity
Issuance of Class A common stock, net	171,713	2	—	—	—	—	1,992	—	—	—	1,994
Issuance of Class A common stock due to Series B warrant exercise	12,513	—	—	—	—	—	137	—	—	—	137
Issuance of Class A common stock for executive salaries	25,174	—	—	—	—	—	147	—	—	—	147
Repurchase of Class A common stock	(3,983,842)	(40)	—	—	—	—	(40,294)	—	—	—	(40,334)
Repurchase of Series A, Series C and Series D Preferred Stock, net	—	—	—	—	(76,264)	(1,838)	511	—	—	—	(1,327)
Issuance of restricted Class A common stock, net of shares withheld for employee taxes	72,284	1	—	—	—	—	454	—	—	—	455
Issuance of LTIP Units for director compensation	—	—	—	—	—	—	—	—	—	343	343
Issuance of LTIP Units for executive bonuses	—	—	—	—	—	—	—	—	—	2,034	2,034
Issuance of LTIP Units for executive salaries	—	—	—	—	—	—	—	—	—	488	488
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	6,824	6,824
Issuance of LTIP Units for expense and capitalized cost reimbursements	—	—	—	—	—	—	—	—	—	1,747	1,747
Common stock distributions declared	—	—	—	—	—	—	—	(15,586)	—	—	(15,586)
Series A Preferred Stock distributions declared	—	—	—	—	—	—	—	(10,910)	—	—	(10,910)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	(892)	—	—	(892)
Company redemption of Series A Preferred Stock accretion	—	—	—	—	—	—	—	(1,084)	—	—	(1,084)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(31,076)	—	—	(31,076)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(12,141)	—	—	(12,141)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(4,398)	—	—	(4,398)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(362)	—	—	(362)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(4,986)	—	—	(4,986)
Series T Preferred Stock distributions declared	—	—	—	—	—	—	—	(7,093)	—	—	(7,093)
Series T Preferred Stock accretion	—	—	—	—	—	—	—	(2,372)	—	—	(2,372)
Distributions to OP noncontrolling interests	—	—	—	—	—	—	—	—	—	(6,611)	(6,611)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(7,844)	(7,844)
Conversion of OP Units into Class A common stock	75,801	1	—	—	—	—	141	—	—	(142)	—
Holder redemption of Series B Preferred Stock and conversion into Class A common stock	868,437	9	—	—	—	—	6,962	—	—	—	6,971
Company redemption of Series B Preferred Stock and conversion into Class A common stock	1,334,501	13	—	—	—	—	15,779	—	—	—	15,792
Holder redemption of Series T Preferred Stock and conversion into Class A common stock	21,812	—	—	—	—	—	160	—	—	—	160
Cash redemption of Series B Preferred Stock	—	—	—	—	—	—	9	—	—	—	9
Series B warrant activity and exercise, net	—	—	—	—	—	—	(38)	—	—	—	(38)
Company redemption of Series A Preferred Stock costs	—	—	—	—	—	—	(30)	—	—	—	(30)
Contributions from noncontrolling interests, net	—	—	—	—	—	—	—	—	—	3,050	3,050
Transfer of noncontrolling interest to controlling interest	—	—	—	—	—	—	—	—	—	(775)	(775)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(2,876)	—	—	—	(2,876)
Adjustment for noncontrolling interest ownership in the OP	—	—	—	—	—	—	9,973	—	—	(9,973)	—
Net income (loss)	—	—	—	—	—	—	—	—	30,640	(15,917)	14,723
Balance, December 31, 2020	22,020,950	$220	76,603	$1	2,774,338	$66,867	$304,710	$(350,154)	$36,762	$21,394	$79,800

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,

	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$14,723	$29,119	$(15,275)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	82,993	74,055	67,004
Amortization of fair value adjustments	(420)	(335)	(434)
Preferred returns on unconsolidated real estate joint ventures	(11,250)	(9,797)	(10,312)
Gain on sale of real estate investments	(59,508)	(48,680)	—
Gain on sale of non-depreciable real estate investments	—	(679)	—
Fair value adjustment of interest rate caps	128	2,536	2,846
Loss on extinguishment of debt	14,630	7,258	—
Provision for credit losses	16,369	—	—
Distributions of income and preferred returns from preferred equity investments and unconsolidated real estate joint ventures	13,770	9,015	9,464
Share-based compensation attributable to equity incentive plan	7,167	5,575	5,348
Share-based compensation attributable to executive salaries	635	—	—
Share-based compensation attributable to restricted stock grants	502	425	—
Share-based compensation to former Manager - LTIP Units	—	—	993
Share-based expense and capitalized cost reimbursements to BRE – LTIP Units	1,747	2,975	1,066
Changes in operating assets and liabilities:
Due to (from) affiliates, net	2,458	(252)	(1,595)
Accounts receivable, prepaids and other assets	(15,718)	(4,268)	(1,285)
Notes and accrued interest receivable	(5)	(247)	(1,149)
Accounts payable and other accrued liabilities	6,254	(3,369)	7,784
Net cash provided by operating activities	74,475	63,331	64,455

Cash flows from investing activities
Acquisitions of real estate investments	(262,734)	(516,217)	(333,540)
Capital expenditures	(17,119)	(21,446)	(21,240)
Investment in notes receivable	(47,473)	(51,714)	(22,032)
Repayments on notes receivable	83,350	12,148	—
Proceeds from sale of real estate investments	194,700	313,785	—
Proceeds from sale and redemption of unconsolidated real estate joint ventures	50,734	36,620	—
Adjustment for noncontrolling interests in Cade Boca Raton	—	461	—
Purchase of interests from noncontrolling interests	(3,651)	(9,891)	(12,178)
Investments in unconsolidated real estate joint venture interests	(24,809)	(74,307)	(17,888)
Net cash used in investing activities	(27,002)	(310,561)	(406,878)

Cash flows from financing activities
Distributions to common stockholders	(15,771)	(14,850)	(13,952)
Distributions to noncontrolling interests	(13,713)	(9,129)	(6,298)
Distributions to preferred stockholders	(59,183)	(45,075)	(35,014)
Contributions from noncontrolling interests	3,050	3,511	13,551
Borrowings on mortgages payable	197,211	450,241	411,269
Repayments on mortgages payable including prepayment penalties	(189,782)	(274,715)	(141,994)
Proceeds from credit facilities	384,189	133,500	222,495
Repayments on credit facilities	(369,189)	(197,707)	(207,956)
Payments of deferred financing fees	(4,738)	(4,815)	(7,291)
Payments to purchase interest rate caps	—	—	(5,174)
Miscellaneous offering costs	—	(222)	—
Net proceeds from issuance of Class A common stock	1,994	5,325	25
Repurchase of Class A common stock	(40,334)	(14,086)	(9,018)
Shares withheld for employee taxes upon vesting of award	(47)	—	—
Redemption of 8.250% Series A Redeemable Preferred Stock	(83,950)	—	—
Repurchase of Series A, Series C and Series D Redeemable Preferred Stock	(6,103)	—	—
Net proceeds from issuance of 6.0% Series B Redeemable Preferred Stock	—	208,913	107,877
Retirement of 6.0% Series B Redeemable Preferred Stock	(290)	—	—
Net proceeds from issuance of Warrants associated with the Series B Redeemable Preferred Stock	—	4,413	1,699
Net proceeds from exercise of Warrants associated with the Series B Redeemable Preferred Stock	121	343	—
Net proceeds from issuance of 6.150% Series T Redeemable Preferred Stock	217,367	387	—
Payments to redeem 6.0% Series B Redeemable Preferred Stock	(112)	(255)	(136)
Payments to redeem Operating Partnership Units	—	(25)	(6)
Net cash provided by financing activities	20,720	245,754	330,077

Net increase (decrease) in cash, cash equivalents and restricted cash	68,193	(1,476)	(12,346)
Cash, cash equivalents and restricted cash, beginning of year	50,768	52,244	64,590
Cash, cash equivalents and restricted cash, end of year	$118,961	$50,768	$52,244

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$83,868	$31,683	$24,775
Restricted cash	35,093	19,085	27,469
Total cash, cash equivalents and restricted cash, end of year	$118,961	$50,768	$52,244

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$52,768	$53,890	$44,837

Supplemental disclosure of non-cash investing and financing activities
Distributions payable - declared and unpaid	$13,421	$13,541	$12,073
Mortgages assumed upon property acquisitions	$84,043	$15,546	$—
Capital expenditures held in accounts payable and other accrued liabilities	$7	$(884)	$786
Reduction of assets from change of control or deconsolidation	$—	$(26,383)	$—
Reduction of mortgages payable from change of control or deconsolidation	$—	$(23,500)	$—
Reduction of noncontrolling interests from change of control or deconsolidation	$—	$(3,344)	$—

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

As of December 31, 2020, the Company held investments in fifty- nine real estate properties, consisting of thirty- seven consolidated operating properties and twenty-two properties through preferred equity, mezzanine loan or ground lease investments. Of the property interests held through preferred equity, mezzanine loan or ground lease investments, five are under development, three are in lease-up and fourteen properties are stabilized. The fifty- nine properties contain an aggregate of 17,862 units, comprised of 12,722 consolidated operating units and 5,140 units through preferred equity, mezzanine loan or ground lease investments. As of December 31, 2020, the Company’s consolidated operating properties were approximately 95.4% occupied.

Note 2 — Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or the Operating Partnership’s wholly-owned subsidiaries, owns substantially all of the property interests acquired and investments made on the Company’s behalf. As of December 31, 2020, limited partners other than the Company owned approximately 31.91% of the common units of the Operating Partnership (19.44% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 12.47% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 5.53% which are not vested at December 31, 2020).

Because the Company is the sole general partner of the Operating Partnership and has unilateral control over its management and major operating decisions (even if additional limited partners are admitted to the Operating Partnership), the accounts of the Operating Partnership are consolidated in its consolidated financial statements.

The Company also consolidates entities in which it controls more than 50% of the voting equity and in which control does not rest with other investors. Investments in real estate joint ventures in which the Company has the ability to exercise significant influence, but does not have financial or operating control, are accounted for as held to maturity debt securities. These entities are included in the Company’s consolidated financial statements as “Preferred equity investments and investments in unconsolidated real estate joint ventures.” All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements. The Company will consider future investments for consolidation in accordance with the provisions required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810: Consolidation.

In accordance with adoption of the lease accounting update issued in July 2018, the Company reflects all income earned pursuant to tenant leases in a single line item, “Rental and other property revenues”, in the consolidated statements of operations.

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

The Company believes it currently has a stable financial condition; as of December 31, 2020, the Company collected 97% of rents from its multifamily properties for the three months ended December 31, 2020. As of January 31, 2021, the Company collected 97% of January rents from its multifamily properties. In addition, the Company has provided rent deferral payment plans as a result of hardships certain tenants experienced due to the impact of COVID-19, decreasing from 1% in the quarter ended June 30, 2020 to 0.2% in the quarter ended December 31, 2020. Although the Company expects to continue to receive tenant requests for rent deferrals in the coming months, the Company does not expect to waive its contractual rights under its lease agreements. Further, while occupancy remains strong at 95.4% and 95.6% as of December 31, 2020 and January 31, 2021, respectively, in future periods, the Company may experience reduced levels of tenant retention as well as reduced foot traffic and lease applications from prospective tenants resulting from the impact of COVID-19. During the fourth quarter, the Company recorded a provision for credit losses of $16.4 million on its preferred equity, mezzanine loan and ground lease investments, of which $15.9 million relates to its Alexan Southside Place preferred equity investment. Consistent with the overall Houston — Medical Center submarket, Alexan Southside Place lost significant value since the onset of the COVID-19 pandemic given the pandemic’s impact on demand within the submarket. The provision for credit loss recorded on the Company’s Alexan Southside Place investment is a result of this change in the submarket, its impact on the underlying operations of the Alexan Southside Place preferred equity investment, and the likelihood that the joint venture will sell before recovery.

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

If it has been determined that the Company does not have control but does have the ability to exercise significant influence over the entity, the Company accounts for these investments as preferred equity investments and investments in unconsolidated real estate joint ventures in its consolidated balance sheets. In accordance with ASC 320 Investments – Debt Securities, the Company classifies each preferred equity investment as a held to maturity debt security as the Company has the intention and ability to hold the investment to maturity. The Company earns a fixed return on these investments which is included within preferred returns on unconsolidated real estate joint ventures in its consolidated statements of operations. The Company evaluates the collectability of each preferred equity investment and estimates a provision for credit loss, as applicable. Refer to the Current Expected Credit Losses (“CECL”) section of this Note for further information regarding CECL and the Company’s provision for credit losses.

Mezzanine Loan Investments

The Company analyzes each loan arrangement that involves real estate development to consider whether the loan qualifies for accounting as a loan or as an investment in a real estate development project. The Company has evaluated its real estate loans, where appropriate, for accounting treatment as loans versus real estate development projects, as required by ASC 310-10 Receivables. For each loan, the Company has concluded that the characteristics and the facts and circumstances indicate that loan accounting treatment is appropriate. The Company recognizes interest income on its notes receivable on the accrual method unless a significant uncertainty of collection exists. If a significant uncertainty exists, interest income is recognized as collected. Costs incurred to originate its notes receivable are deferred and amortized using the effective interest method over the term of the related notes receivable. The Company evaluates the collectability of each mezzanine loan investment and estimates a provision for credit loss, as applicable. Refer to CECL section of this Note for further information regarding CECL and the Company’s provision for credit losses.

Fair Value of Financial Instruments

As of December 31, 2020 and 2019, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due to and due from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations. Refer to Note 10 for further information regarding fair value measurements.

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

Impairment of Real Estate Assets

The Company continually monitors events and changes in circumstances that could indicate that the carrying amounts of the Company’s real estate and related intangible assets may not be recoverable. When indicators of potential impairment suggest that the carrying value of real estate and related intangible assets may not be recoverable, the Company assesses the recoverability of the assets by estimating whether the Company will recover the carrying value of the asset through its undiscounted future cash flows and its eventual disposition. Based on this analysis, if the Company does not believe that it will be able to recover the carrying value of the real estate and related intangible assets and liabilities, the Company will record an impairment loss to the extent that the carrying value exceeds the estimated fair value of the real estate and related intangible assets. No impairment charges were recorded in 2020, 2019 or 2018.

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

Revenue Recognition

The Company recognizes rental revenue on a straight-line basis over the terms of the rental agreements and in accordance with ASC Topic 842 Leases. Rental revenue is recognized on an accrual basis and when the collectability of the amounts due from tenants is deemed probable. Rental revenue is included within rental and other property revenues on the Company’s consolidated statements of operations. Amounts received in advance are recorded as a liability within other accrued liabilities on the Company’s consolidated balance sheets.

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

For the year ended December 31, 2020, 100% of the distributions received by the common stockholders were classified as return of capital for income tax purposes and none were ordinary income. In addition, for the year ended December 31, 2020, none of the distributions received by the preferred stockholders were classified as ordinary income for income tax purposes, 51.53% were return of capital, and 48.47% were capital gains, with 18.45% of the capital gains qualifying as Section 1250 gains. For the year ended December 31, 2019, 100% of the distributions received by the common stockholders were classified as return of capital for income tax purposes and none were ordinary income. In addition, for the year ended December 31, 2019, approximately 1.33% of the distributions received by the preferred stockholders were classified as ordinary income for income tax purposes, 93.15% were return of capital, and 5.52% were capital gains, with 87.49% of the capital gains qualifying as Section 1250 gains. For the year ended December 31, 2018, 100% of the distributions received by the common stockholders were classified as return of capital for income tax purposes and none were ordinary income. In addition, for the year ended December 31, 2018, approximately 34.00% of the distributions received by the preferred stockholders were classified as ordinary income for income tax purposes and 66.00% were return of capital.

ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. It requires a recognition threshold and measurement attribute for financial statement disclosure of tax positions taken, or expected to be taken, in an income tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Management has considered all positions taken on the 2014 through 2019 tax returns (where applicable), and those positions expected to be taken on the 2020 tax returns, and concluded that tax positions taken will more likely than not be sustained at the full amount upon examination. Accordingly, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. The Company expects no significant increases or decreases in unrecognized tax benefits due to changes in tax positions within one year of December 31, 2020. If any income tax exposure was identified, the Company would recognize an estimated liability for income tax items that meet the criteria for accrual. Neither the Company nor its subsidiaries have been assessed interest or penalties by any major tax jurisdictions. If any interest and penalties related to income tax assessments arose, the Company would record them as income tax expense. As of December 31, 2020, tax returns for the calendar years 2017 and subsequent remain subject to examination by the Internal Revenue Service and various state tax jurisdictions.

Reportable Segment

The Company’s current business consists of investing in and operating multifamily communities. Substantially all its consolidated net income (loss) is from investments in multifamily real estate properties that the Company owns through co-investment ventures or invests in through multifamily real estate loans. The Company evaluates operating performance on an individual property investment level and based on the properties’ similar economic characteristics. The Company views its real estate assets as one reportable segment, and, accordingly, aggregates its properties into one reportable segment.

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

New Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13 “Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). ASU 2016-13 requires more timely recognition of credit losses associated with financial assets. While previous GAAP included multiple credit impairment objectives for instruments, the previous objectives generally delayed recognition of the full amount of credit losses until the loss was probable of occurring. The amendments in ASU 2016-13, whose scope is asset-based and not restricted to financial institutions, eliminate the probable initial recognition threshold in current GAAP and, instead, reflect an entity’s current estimate of all expected credit losses. The amendments in ASU 2016-13 broaden the information that the Company must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The use of forecasted information incorporates more timely information in the estimate of expected credit loss that will be more useful to users of the financial statements. In November 2018, the FASB issued ASU No. 2018-19 “Codification Improvements to Topic 326, Financial Instruments-Credit Losses” (“ASU 2018-19”). ASU 2018-19 clarifies that operating lease receivables are excluded from the scope of ASU 2016-13 and, instead, impairment of operating lease receivables is to be accounted for under ASC Topic 842. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. ASU 2016-13 utilizes a CECL methodology for the recognition of credit losses for structured loans and preferred equity investments. The provision for credit losses is adjusted each period for changes in expected credit losses. This methodology replaces the multiple existing impairment methods in GAAP which generally required that a loss be incurred before it is recognized. The Company adopted ASU 2016-13 as of January 1, 2020 and the standard did not have a material impact on the Company’s consolidated financial statements upon adoption.

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

In August 2020, the FASB issued ASU No. 2020-06 “Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The guidance in ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU 2020-06 also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied in order to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments in ASU 2020-06 are effective for the Company for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The guidance must be adopted as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this new guidance.

Current Expected Credit Losses (“CECL”)

The Company estimates provision for credit losses on its mezzanine loan and preferred equity investments under CECL. This method is based on expected credit losses for the life of the investment as of each balance sheet date. The method for calculating the estimate of expected credit loss takes into account historical experience and current conditions for similar loans and reasonable and supportable forecasts about the future.

The Company estimates its provision for credit losses using a collective (pool) approach for investments with similar risk characteristics, such as collateral and duration of investment. In measuring the CECL provision for investments that share similar characteristics, the Company applies a default rate to the investments for the remaining mezzanine loan or preferred equity investment hold period. As the Company does not have a significant historical population of loss data on its mezzanine loan and preferred equity investments, the Company’s default rate utilized for CECL is based on an external historical loss rate for commercial real estate loans.

In addition to analyzing investments as a pool, the Company performs an individual investment assessment of expected credit losses. If it is determined that the borrower is experiencing financial difficulty, or a foreclosure is probable, or the Company expects repayment through the sale of the collateral, the Company calculates expected credit losses based on the value of the underlying collateral as of the reporting date. During this review process, if the Company determines that it is probable that it will not be able to collect all amounts due for both principal and interest according to the contractual terms of an investment, that mezzanine loan or preferred equity investment is not considered fully recoverable and a provision for credit loss is recorded.

In estimating the value of the underlying collateral when determining if a mezzanine loan or preferred equity investment is fully recoverable, the Company evaluates estimated future cash flows to be generated from the collateral underlying the investment. The inputs and assumptions utilized to estimate the future cash flows of the underlying collateral are based upon the Company’s evaluation of the operating results, economy, market trends, and other factors, including judgments regarding costs to complete any construction activities, lease up and occupancy rates, rental rates, and capitalization rates utilized to estimate the projected cash flows at the disposition. The Company may also obtain a third-party valuation which may value the collateral through an "as-is" or "stabilized value" methodology. If upon completion of the valuation the fair value of the underlying collateral securing the investment is less than the net carrying value, the Company records a provision for credit loss on that mezzanine loan or preferred equity investment. As the investment no longer displays the characteristics that are similar to those of the pool of mezzanine loans or preferred equity investments, the investment is removed from the CECL collective (pool) analysis described above.

Refer to Note 6 and Note 7 for further information regarding CECL and the Company’s provision for credit losses on its pool of investments and the Alexan Southside Place preferred equity investment.

Note 3 — Sale of Real Estate Assets and Held for Sale Properties

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

Sale of Helios

On January 8, 2020, Helios, the underlying asset of an unconsolidated joint venture and located in Atlanta, Georgia, was sold for approximately $65.6 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of existing mortgage indebtedness encumbering the property in the amount of $39.5 million and the payment of early extinguishment of debt costs, closing costs and fees, the Company’s pro rata share of the net proceeds was $22.7 million, which included payment for its original investment of $19.2 million and its additional investment of approximately $3.5 million. The Company also received a $0.3 million profit share distribution recorded as a gain on sale on the consolidated statements of operations. Refer to Note 7 for further information.

Sale of Whetstone Apartments

On January 24, 2020, the Company closed on the sale of Whetstone Apartments located in Durham, North Carolina for approximately $46.5 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of existing mortgage indebtedness encumbering the property in the amount of $25.4 million and the payment of early extinguishment of debt costs, closing costs and fees, the Company’s net proceeds were $19.6 million, which included payment for its original investment of $12.9 million, its accrued preferred return of $2.7 million and its additional investment of approximately $4.0 million. Refer to Note 7 for further information.

Sale of Ashton Reserve

On April 14, 2020, the Company closed on the sale of the Ashton Reserve properties, located in Charlotte, North Carolina, pursuant to the terms and conditions of two separate purchase and sales agreements. The properties were sold for approximately $84.6 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the properties in the amount of $45.4 million, the payment of early extinguishment of debt costs of $7.1 million and payment of closing costs and fees of $0.8 million, the sale of the properties generated net proceeds of approximately $31.2 million and a gain on sale of approximately $26.5 million. The Company recorded a loss on extinguishment of debt of $6.9 million related to the sale.

Sale of Marquis at TPC

On April 17, 2020, the Company closed on the sale of Marquis at TPC, located in San Antonio, Texas. The property was sold for $22.5 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the property in the amount of $16.3 million, the sale of the property generated net proceeds of approximately $5.9 million and a gain on sale of approximately $3.2 million, of which the Company’s pro rata share of the proceeds was approximately $5.3 million and pro rata share of the gain was approximately $2.8 million. The Company recorded a loss on extinguishment of debt of $0.1 million related to the sale.

Sale of Enders Place at Baldwin Park

On April 21, 2020, the Company closed on the sale of Enders Place at Baldwin Park, located in Orlando, Florida. The property was sold for approximately $53.2 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the property in the amount of $23.2 million, the payment of early extinguishment of debt costs of $2.2 million and payment of closing costs and fees of $0.9 million, the sale of the property generated net proceeds of approximately $26.1 million and a gain on sale of approximately $28.2 million, of which the Company’s pro rata share of the proceeds was approximately $24.0 million and pro rata share of the gain was approximately $26.0 million. The Company recorded a loss on extinguishment of debt of $2.4 million related to the sale.

Sale of Cade Boca Raton

On October 26, 2020, the Company closed on the sale of Cade Boca Raton, located in Boca Raton, Florida. The property was sold for approximately $37.8 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the property in the amount of $23.5 million, the payment of early extinguishment of debt costs of $0.2 million and payment of closing costs and fees of $0.6 million, the sale of the property generated net proceeds of approximately $13.0 million and a gain on sale of approximately $1.7 million, of which the Company’s pro rata share of the proceeds was approximately $10.2 million and pro rata share of the gain was approximately $1.7 million. The Company recorded a loss on extinguishment of debt of $0.6 million related to the sale.

Sale of Novel Perimeter

On December 9, 2020, Novel Perimeter, a property located in Atlanta, Georgia, was sold. Upon the sale, the mezzanine loan provided by the Company was paid off for $23.6 million, which included principal repayment of $23.5 million and accrued interest of $0.1 million. Refer to Note 6 for further information.

Sale of Arlo

On December 15, 2020, Arlo, a property located in Charlotte, North Carolina, was sold. Upon the sale, the mezzanine loan provided by the Company was paid off for $31.1 million, which included principal repayment of $30.9 million and accrued interest of $0.2 million. Refer to Note 6 for further information.

Sale of Riverside Apartment Interests

On December 22, 2020, Riverside Apartments, the underlying asset of an unconsolidated joint venture and located in Austin, Texas, was sold. Upon the sale, the Company’s preferred equity investment was redeemed by the joint venture for $14.8 million, which included its original preferred investment of $13.9 million and accrued preferred return of $0.9 million. Refer to Note 7 for further information.

Held for Sale

The Company entered into a purchase and sale agreement for the sale of ARIUM Grandewood, located in Orlando, Florida, at an amount more than the property’s carrying value. The Company has classified the property as held for sale as of December 31, 2020. Refer to Note 16 for further information.

Note 4 — Investments in Real Estate

As of December 31, 2020, the Company held investments in thirty-seven consolidated operating properties and twenty-two properties through preferred equity, mezzanine loan or ground lease investments. The following tables provide summary information regarding the Company’s consolidated operating properties and preferred equity, mezzanine loan and ground lease investments.

Consolidated Operating Properties

		Number of	Date Built /	Ownership
Multifamily Community Name	Location	Units	Renovated (1)	Interest
ARIUM Glenridge	Atlanta, GA	480	1990	90%
ARIUM Grandewood	Orlando, FL	306	2005	100%
ARIUM Hunter’s Creek	Orlando, FL	532	1999	100%
ARIUM Metrowest	Orlando, FL	510	2001	100%
ARIUM Westside	Atlanta, GA	336	2008	90%
Ashford Belmar	Lakewood, CO	512	1988/1993	85%
Avenue 25	Phoenix, AZ	254	2013	100%
Carrington at Perimeter Park	Morrisville, NC	266	2007	100%
Chattahoochee Ridge	Atlanta, GA	358	1996	90%
Chevy Chase	Austin, TX	320	1971	92%
Cielo on Gilbert	Mesa, AZ	432	1985	90%
Citrus Tower	Orlando, FL	336	2006	97%
Denim	Scottsdale, AZ	645	1979	100%
Elan	Austin, TX	270	2007	100%
Element	Las Vegas, NV	200	1995	100%
Falls at Forsyth	Cumming, GA	356	2019	100%
Gulfshore Apartment Homes	Naples, FL	368	2016	100%
James at South First	Austin, TX	250	2016	90%
Marquis at The Cascades	Tyler, TX	582	2009	90%
Navigator Villas	Pasco, WA	176	2013	90%
Outlook at Greystone	Birmingham, AL	300	2007	100%
Park & Kingston	Charlotte, NC	168	2015	100%
Pine Lakes Preserve	Port St. Lucie, FL	320	2003	100%
Plantation Park	Lake Jackson, TX	238	2016	80%
Providence Trail	Mount Juliet, TN	334	2007	100%
Roswell City Walk	Roswell, GA	320	2015	98%
Sands Parc	Daytona Beach, FL	264	2017	100%
The Brodie	Austin, TX	324	2001	100%
The District at Scottsdale	Scottsdale, AZ	332	2018	100%
The Links at Plum Creek	Castle Rock, CO	264	2000	88%
The Mills	Greenville, SC	304	2013	100%
The Preserve at Henderson Beach	Destin, FL	340	2009	100%
The Reserve at Palmer Ranch	Sarasota, FL	320	2016	100%
The Sanctuary	Las Vegas, NV	320	1988	100%
Veranda at Centerfield	Houston, TX	400	1999	93%
Villages of Cypress Creek	Houston, TX	384	2001	80%
Wesley Village	Charlotte, NC	301	2010	100%
Total		12,722
(1)	Represents date of last significant renovation or year built if there were no renovations.

Depreciation expense was $72.9 million, $63.7 million and $53.9 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. In-place leases are amortized over the remaining term of the in-place leases, which is approximately six months. Amortization expense related to the in-place leases was $6.6 million, $6.8 million and $8.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company’s real estate assets are leased to tenants under operating leases for which the terms and expirations vary. The leases may have provisions to extend the lease agreements, options for early termination after paying a specified penalty and other terms and conditions as negotiated. The Company retains substantially all the risks and benefits of ownership of the consolidated real estate assets leased to tenants. Generally, upon the execution of a lease, the Company requires security deposits from tenants in the form of a cash deposit. Amounts required as a security deposit vary depending upon the terms of the respective leases and the creditworthiness of the tenant, but generally are not individually significant amounts. Therefore, exposure to credit risk exists to the extent that a receivable from a tenant exceeds the amount of their security deposit. Security deposits received in cash related to tenant leases are included within other accrued liabilities in the accompanying consolidated balance sheets and totaled $3.1 million and $2.6 million as of December 31, 2020 and 2019, respectively, for the Company’s consolidated real estate properties. No individual tenant represents over 10% of the Company’s annualized base rent for the consolidated real estate properties.

Preferred Equity, Mezzanine Loan and Ground Lease Investments

			Actual /	Actual /
		Actual /	Estimated	Estimated
		Planned	Initial	Construction
Multifamily Community Name	Location	Number of Units	Occupancy	Completion
Lease-up Investments(1)
Motif	Fort Lauderdale, FL	385	1Q 2020	2Q 2020
The Conley, formerly North Creek Apartments	Leander, TX	259	2Q 2020	4Q 2020
Wayford at Concord, formerly Wayforth at Concord	Concord, NC	150	1Q 2020	4Q 2020
Total lease-up units		794

Development Investments(1)
Zoey	Austin, TX	307	1Q 2022	2Q 2022
Reunion Apartments	Orlando, FL	280	1Q 2022	3Q 2022
The Park at Chapel Hill	Chapel Hill, NC	414	3Q 2021	4Q 2022
Avondale Hills	Decatur, GA	240	1Q 2023	1Q 2023
Encore Chandler	Chandler, AZ	208	1Q 2023	2Q 2023
Total development units		1,449

Multifamily Community Name	Location	Number of Units
Operating Investments(1)
Alexan CityCentre	Houston, TX	340
Alexan Southside Place	Houston, TX	270
Belmont Crossing(2)	Smyrna, GA	192
Domain at The One Forty	Garland, TX	299
Georgetown Crossing(2)	Savannah, GA	168
Hunter’s Pointe(2)	Pensacola, FL	204
Mira Vista	Austin, TX	200
Park on the Square(2)	Pensacola, FL	240
Sierra Terrace(2)	Atlanta, GA	135
Sierra Village(2)	Atlanta, GA	154
The Commons(2)	Jacksonville, FL	328
Thornton Flats	Austin, TX	104
Vickers Historic Roswell	Roswell, GA	79
Water’s Edge(2)	Pensacola, FL	184
Total operating units		2,897
Total units		5,140
(1)	Properties in which the Company has a mezzanine loan, preferred equity or ground lease investment. Operating investments represent stabilized operating properties. Refer to Note 6, Note 7 and Note 14 for further information.
(2)	Belmont Crossing, Georgetown Crossing, Hunter’s Pointe, Park on the Square, Sierra Terrace, Sierra Village, The Commons and Water’s Edge are collectively known as the Strategic Portfolio. Refer to Note 7 for further information.

Note 5 — Acquisition of Real Estate

The following describes the Company’s significant acquisition activity and related financing during the years ended December 31, 2020 and 2019 (dollars in thousands):

			Ownership	Purchase
Property	Location	Date	Interest	Price	Mortgage
Element	Las Vegas, NV	June 27, 2019	100%	$41,750	$29,260
Providence Trail	Mount Juliet, TN	June 27, 2019	100%	68,500	47,950
Denim	Scottsdale, AZ	July 24, 2019	100%	141,250	91,634
The Sanctuary	Las Vegas, NV	July 31, 2019	100%	51,750	33,707
Chattahoochee Ridge	Atlanta, GA	November 12, 2019	90%	69,750	45,338
The District at Scottsdale	Scottsdale, AZ	December 11, 2019	100%	124,000	82,200
Navigator Villas	Pasco, WA	December 18, 2019	90%	28,500	20,515
Avenue 25	Phoenix, AZ	January 23, 2020	100%	55,600	36,566	(1)
Falls at Forsyth	Cumming, GA	March 6, 2020	100%	82,500	—	(2)
Chevy Chase	Austin, TX	August 11, 2020	92%	34,500	24,400
Carrington at Perimeter Park	Morrisville, NC	December 1, 2020	100%	52,000	31,301	(3)
Elan	Austin, TX	December 1, 2020	100%	39,500	25,574	(4)
Cielo on Gilbert	Mesa, Arizona	December 23, 2020	90%	74,250	58,000
(1)	Mortgage balance includes a $29.7 million loan assumption and a $6.9 million supplemental loan secured by the Avenue 25 property.
(2)	The Company funded $79.9 million of the purchase price with proceeds from its Amended Senior Credit Facility secured by the Falls at Forsyth property. Refer to Note 8 for further information about the Company’s Amended Senior Credit Facility.
(3)	Mortgage balance includes a $27.5 million loan assumption and a $3.8 million supplemental loan secured by the Carrington at Perimeter Park property.
(4)	Mortgage balance includes a $21.2 million loan assumption and a $4.4 million supplemental loan secured by the Elan property.

Purchase Price Allocation

The real estate acquisitions above have been accounted for as asset acquisitions. The purchase prices were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition.

The following table summarizes the assets acquired and liabilities assumed at the acquisition date for acquisitions made during the year ended December 31, 2020 (amounts in thousands):

Purchase
Price
Allocation
Land	$34,565
Building	254,191
Building improvements	10,200
Land improvements	34,117
Furniture and fixtures	8,148
In-place leases	5,556
Total assets acquired	$346,777
Mortgages assumed	$78,385
Fair value adjustments	5,658
Total liabilities assumed	$84,043

Acquisition of Additional Interests in Properties

In addition to the property acquisitions discussed above, the Company also acquired the noncontrolling partner’s interest in the following properties during the years ended December 31, 2020 and 2019 (dollars in thousands):

Property	Date	Amount	Previous Interest	New Interest
Pine Lakes Preserve, formerly ARIUM Pine Lakes	January 29, 2019	$7,769	85%	100%
Sorrel(1)	June 25, 2019	738	95%	100%
Sovereign(1)	June 25, 2019	1,204	95%	100%
The Brodie	April 24, 2020	3,500	93%	100%
(1)	Sorrel and Sovereign were subsequently disposed of in 2019 as part of the Topaz Portfolio sale. Refer to Note 3 for further information.

Note 6 — Notes and Interest Receivable

Following is a summary of the notes and accrued interest receivable due from mezzanine loan investments as of December 31, 2020 and 2019 (amounts in thousands):

Property	2020	2019
Arlo	$—	$27,605
Avondale Hills	1,021	—
Domain at The One Forty	24,315	23,430
Motif	75,436	75,436
Novel Perimeter	—	20,867
Reunion Apartments	8,161	—
The Park at Chapel Hill	36,927	34,819
Vickers Historic Roswell	12,048	11,624
Total	$157,908	$193,781
Provision for credit losses(1)	(174)	—
Total, net	$157,734	$193,781
(1)	The Company recorded a $174 provision for credit losses on its mezzanine loan investments during the fourth quarter 2020 under CECL. Refer to Note 2 for further information.

Provision for Credit Losses

As of December 31, 2020, the Company’s provision for credit losses on its mezzanine loan investments was $0.2 million on a carrying amount of $157.9 million of these investments. Changes in provision for credit losses of the Company’s mezzanine loan investments for the years ended December 31, 2020 and 2019 are summarized in the table below (amounts in thousands):

	2020	2019
Provision for credit losses, beginning of the period	$—	$—
Provision for credit loss on pool of assets (1)	174	—
Provision for credit losses, end of period	$174	$—
(1)	Under CECL, a provision for credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. Refer to Note 2 for further information.

Following is a summary of the interest income from mezzanine loan and ground lease investments for the years ended December 31, 2020 and 2019 (amounts in thousands):

Property	2020	2019
Arlo	$4,161	$3,757
Avondale Hills	3	—
Cade Boca Raton	—	1,925
Domain at The One Forty	1,311	3,280
Motif	9,549	9,626
Novel Perimeter	3,084	3,091
Reunion Apartments	176	—
The Park at Chapel Hill	3,077	1,273
Vickers Historic Roswell	1,733	1,643
Zoey (1)	232	—
Total	$23,326	$24,595
(1)	Refer to Note 14 for further information about the Zoey Ground Lease.

The occupancy percentages of the Company’s mezzanine loan investment properties at December 31, 2020 and 2019 are as follows:

Property	2020	2019
Avondale Hills	(1)	—
Domain at The One Forty	92.6%	85.6%
Motif	62.1%		(2)
Reunion Apartments	(1)	—
The Park at Chapel Hill	(1)		(2)
Vickers Historic Roswell	96.2%	74.7%
(1)	The development had not commenced lease-up as of December 31, 2020.
(2)	The development had not commenced lease-up as of December 31, 2019.

Arlo Mezzanine Financing

The Company had provided a $27.5 million mezzanine loan (the “Arlo Mezz Loan ") to BR Morehead JV Member, LLC (the “Arlo JV Member”), an affiliate of BRG Manager, LLC (the "former Manager"). On March 30, 2020, the Company increased its mezzanine loan commitment to the Arlo JV Member to $32.0 million. The Arlo Mezz Loan was secured by the Arlo JV Member’s approximate 95.0% interest in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an unaffiliated third party, which developed a 286-unit Class A apartment community located in Charlotte, North Carolina. The Arlo Mezz Loan was to mature on the earliest to occur of: (i) July 1, 2025, (ii) the date of sale or transfer of property, or (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The Arlo Mezz Loan bore interest at a fixed rate of 15% with regular monthly payments being interest only and could be prepaid without penalty.

In conjunction with the Arlo development, the Arlo property owner, which was owned by an entity in which the Company had an equity interest, entered into a $34.5 million construction loan (the “Arlo Construction Loan”) with an unaffiliated party, which was secured by the Arlo property. The Arlo Construction Loan was to mature on June 29, 2020 and bore interest on a floating basis on the amount drawn based on LIBOR plus 3.75%, subject to a minimum of 4.25%. In addition, the Arlo property owner entered into a $7.3 million mezzanine loan with an unaffiliated party, which was secured by the membership interest in the joint venture which developed the Arlo property. The mezzanine loan was to mature on June 29, 2020 and bore interest at a fixed rate of 11.5%.

On March 31, 2020, the Arlo property owner refinanced the Arlo Construction Loan and entered into a $43.0 million senior mortgage loan (“senior loan”) secured by the Arlo property and used the proceeds in part to pay off the outstanding principal balances, in full, of the previous construction loan of $33.6 million and mezzanine loan provided by an unaffiliated third party of $7.3 million. The Arlo property owner accounted for the refinancing as an extinguishment of debt. The senior loan was to mature on April 1, 2025 and bore interest at a floating basis of the greater of LIBOR plus 1.65% or 2.65%, with interest-only payments during the term of the senior loan. On or after April 1, 2022, the loan could be prepaid without prepayment fee or yield maintenance.

The Arlo property was sold on December 15, 2020. Refer to Note 3 for further information.

Avondale Hills Mezzanine Financing

On September 30, 2020, the Company entered into an agreement to provide a mezzanine loan in an amount up to $11.7 million, of which $1.0 million had been funded as of December 31, 2020, to an unaffiliated third party which is developing a 240-unit Class A apartment community located in Decatur, Georgia known as Avondale Hills. The loan matures on October 5, 2023 and contains two one-year extension options, subject to certain conditions and fees. The loan bears interest at a fixed rate of 12% per annum with monthly payments commencing upon completion of construction and in an amount equal to excess cash flow above the senior loan debt service from the preceding month.

Cade Boca Raton Mezzanine Financing

The Company provided a $14.0 million mezzanine loan (the “Boca Mezz Loan”) to BRG Boca JV Member, LLC (the “Boca JV Member”), an affiliate of the former Manager. The Boca Mezz Loan was secured by the Boca JV Member’s approximate 90.0% interest in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an unaffiliated third party, which developed a 90-unit Class A apartment community located in Boca Raton, Florida known as Cade Boca Raton. The Boca Mezz Loan bore interest at a fixed rate of 15.0% with regular monthly payments being interest-only. The Boca Mezz Loan was to mature on March 11, 2022 and could be prepaid without penalty.

On December 19, 2019, the Company received a paydown of $3.6 million on the Boca Mezz Loan, reducing the outstanding principal balance to $10.1 million. Additionally, the Company negotiated with Fund II to contribute the remaining balance of the Boca Mezz Loan in exchange for 89.25% of the common membership interest in Boca JV Member and sole management control of Boca JV Member . At December 31, 2019, the Company consolidated the Boca JV Member.

On October 26, 2020, the Company sold Cade Boca Raton. Refer to Note 3 for further information.

Domain at The One Forty Mezzanine Financing

The Company has provided a $24.5 million mezzanine loan (the “Domain Mezz Loan”), of which $24.2 million has been funded as of December 31, 2020, to BR Member Domain Phase 1, LLC (the “Domain JV Member”), an affiliate of the former Manager. The Domain Mezz Loan is secured by the Domain JV Member’s approximate 95% interest in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an unaffiliated third party, which developed a 299-unit Class A apartment community located in Garland, Texas known as Domain at The One Forty. The Domain Mezz Loan matures on the earliest to occur of: (i) the latest to occur of (a) March 11, 2022 and (b) the applicable maturity date under any extension granted under any construction financing, or (ii) the date of sale or transfer of property, or (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The Domain Mezz Loan bears interest at 15% in 2019, 5.5% in 2020, 4.0% in 2021 and 3.0% thereafter, and has regular monthly payments that are interest-only. The Domain Mezz Loan can be prepaid without penalty. The Company has a 50.0% participation in any profits achieved in a sale after repayment of the Domain Mezz Loan and the Company and Fund II each receive full return of their respective capital contributions.

In conjunction with the Domain at The One Forty development, the Domain at The One Forty property owner, which is owned by an entity in which the Company has an equity interest: (i) entered into a $30.3 million construction loan (the “Domain Construction Loan”) secured by the Domain at The One Forty property, and (ii) entered into a $6.4 million mezzanine loan secured by the membership interest in the joint-venture which developed the Domain at The One Forty property. Both the Domain Construction Loan and the mezzanine loan were entered into with unaffiliated parties and had maturity dates of March 3, 2020. The Domain Construction Loan could be prepaid without penalty, whereas the mezzanine loan could be prepaid provided the lender received a minimum profit and 1.0% exit fee. On December 12, 2019, the Domain at The One Forty property owner refinanced the Domain Construction Loan and entered into a $39.2 million senior mortgage loan (the “Domain Senior Loan”) secured by the Domain at The One Forty property and used the proceeds in part to pay off the outstanding balances, in full, of the Domain Construction Loan and mezzanine loan. The Domain Senior Loan matures on January 5, 2023 and bears interest at a floating basis of LIBOR plus 2.20%, but no less than 3.95%, with interest-only payments through the initial term of the loan. The Domain Senior Loan contains two one-year extension options, and if extended, payments during the extension period shall be based on thirty-year amortization. On or after July 5, 2021, the senior loan may be prepaid without penalty.

Motif Mezzanine Financing

The Company has provided a $74.6 million mezzanine loan (the “Motif Mezz Loan”, formerly the Flagler Mezz Loan) to BR Flagler JV Member, LLC (the “Motif JV Member”, formerly the Flagler JV Member), an affiliate of the former Manager. The Motif Mezz Loan is secured by the Motif JV Member’s 97% interest in a multi-tiered joint venture along with Fund II and Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”), affiliates of the former Manager, and an unaffiliated third party (the “Motif JV”, formerly the Flagler JV), which developed a 385-unit Class A apartment community located in Fort Lauderdale, Florida known as Motif. The Motif Mezz Loan bears interest at 12.9% and has regular monthly payments that are interest-only. The Motif Mezz Loan has a maturity date of March 28, 2023 and can be prepaid without penalty.

The Company has the right of first offer to purchase the member’s ownership interests in the Motif JV Member, or, if applicable, to purchase Motif if the Motif JV Member exercises its rights under the Motif JV to cause the sale of Motif.

In conjunction with the Motif development, the Motif property owner, which is owned by an entity in which the Company has an equity interest, entered into an approximately $70.4 million construction loan (the “Motif Construction Loan”) with an unaffiliated party, of which $67.8 million is outstanding as of December 31, 2020, and which is secured by the Motif development. The Motif Construction Loan matures on March 28, 2022, contains a one-year extension option, subject to certain conditions, and can be prepaid subject to payment of a make-whole premium and exit fee. The Motif Construction Loan bears interest at the greater of 5.0% or a rate of LIBOR plus 3.85%, with interest only payments until March 28, 2022 and future payments after extension based on thirty-year amortization.

On March 31, 2020, the Company received a paydown of $8.0 million on the Motif Mezz Loan, reducing the outstanding principal balance to $66.6 million. On May 8, 2020, at the request of the Motif JV Member, the Company amended the Motif Mezz Loan agreement to re-lend the $8.0 million to the Motif JV Member. The Company funded the full $8.0 million during the second quarter 2020 to the Motif JV Member, increasing the outstanding Motif Mezz Loan balance to $74.6 million as of December 31, 2020.

Novel Perimeter Mezzanine Financing

The Company had provided a $20.6 million mezzanine loan (the “Perimeter Mezz Loan”) to BR Perimeter JV Member, LLC (the “Perimeter JV Member”), an affiliate of the former Manager. On May 5, 2020, the Company increased its mezzanine loan commitment to the Perimeter JV Member to $23.8 million. In exchange for increasing its loan commitment, the Company received the right to exercise an option to purchase, at the greater of a 2.5 basis point discount to fair market value or 15% internal rate of return for Fund III, an affiliate the former Manager, up to a 100% common membership interest in the Perimeter JV Member. The Perimeter Mezz Loan was secured by the Perimeter JV Member’s approximate 60% interest in a multi-tiered joint venture along with Fund III and an unaffiliated third party, which developed a 320-unit Class A apartment community located in Atlanta, Georgia known as Novel Perimeter. The Perimeter Mezz Loan was to mature on the later of December 29, 2021 or the maturity date of the Novel Perimeter Construction Loan, as defined below, as extended, and bore interest at a fixed rate of 15.0%. Regular monthly payments were interest-only during the initial term. The Perimeter Mezz Loan could be prepaid without penalty.

In conjunction with the Novel Perimeter development, the Novel Perimeter property owner, which was owned by an entity in which the Company had an equity interest, entered into an approximately $44.7 million construction loan (the “Novel Perimeter Construction Loan”) with an unaffiliated party, which was secured by the Novel Perimeter development. The Novel Perimeter Construction Loan was to mature on December 12, 2020 and bore interest at a rate of LIBOR plus 3.00%, with interest only payments until December 12, 2020 and future payments based on thirty-year amortization.

The Novel Perimeter property was sold on December 9, 2020. Refer to Note 3 for further information.

The Park at Chapel Hill Financing

On November 1, 2019, the Company entered into an agreement to provide a mezzanine loan (“the Chapel Hill Mezz Loan”) in an amount up to $40.0 million to BR Chapel Hill JV, LLC (“BR Chapel Hill JV”), of which $29.5 million was funded upon execution of the agreement. BR Chapel Hill JV owns a 100% interest in BR Chapel Hill, LLC (“BR Chapel Hill”) and is a joint venture with common interests held by Bluerock Special Opportunity + Income Fund, Fund II, and BR Chapel Hill Investment, LLC, all managed by affiliates of the former Manager. The Chapel Hill Mezz Loan bore interest at a fixed rate of 11.0% per annum with regular monthly payments being interest-only during the initial term. The Chapel Hill Mezz Loan matures on the earliest to occur of: (i) the latest to occur of (a) March 31, 2024 and (b) the applicable maturity date under any extension granted under any construction financing, or (ii) the date of sale or transfer of property, or (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The Chapel Hill Mezz Loan is secured by the Chapel Hill property and can be prepaid without penalty.

In conjunction with the Chapel Hill Mezz Loan, the Company provided a $5.0 million senior loan to BR Chapel Hill. The senior loan is secured by BR Chapel Hill’s fee simple interest in the Chapel Hill property. The senior loan matures on March 31, 2024 and bears interest at a fixed rate of 10.0% per annum. Regular monthly payments are interest-only during the initial term. The senior loan can be prepaid without penalty. As of December 31, 2020, the senior loan remains outstanding in full.

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

On August 18, 2020, the Company entered into an amended and restated mezzanine loan agreement (the “Amended Chapel Hill Mezz Loan”) with BR Chapel Hill JV. As part of the Amended Chapel Hill Mezz Loan, (i) the Company’s maximum loan commitment was adjusted to $31.0 million, including all previously advanced amounts outstanding, from the previous commitment amount of $40.0 million, and (ii) the interest rate on the loan was increased to 11.75% per annum from the previous rate of 11% per annum, with 5.25% paid current and 6.5% accrued. As of December 31, 2020, all amounts had been funded under the Amended Chapel Hill Mezz Loan. The loan maturity events and the ability of the loan to be prepaid without penalty did not change from the previous loan.

Reunion Apartments Mezzanine Financing

On July 1, 2020, the Company entered into an agreement to provide a mezzanine loan in an amount up to $10.0 million, of which $8.0 million had been funded as of December 31, 2020, to an unaffiliated third party which is developing a 280-unit Class A apartment community located in Orlando, Florida known as Reunion Apartments. The loan matures on December 30, 2023 and contains two one-year extension options, subject to certain conditions and fees. The loan bears interest at a fixed rate of 12% per annum with monthly payments commencing upon completion of construction and in an amount equal to excess cash flow above the senior loan debt service from the preceding month.

Vickers Historic Roswell Mezzanine Financing

The Company has provided an $11.8 million mezzanine loan (the “Vickers Mezz Loan”) to BR Vickers Roswell JV Member, LLC (the “Vickers JV Member”), an affiliate of the former Manager. On December 30, 2020, the Company increased its mezzanine loan commitment to the Vickers JV Member to $12.4 million, of which $11.9 million had been funded as of December 31, 2020. In exchange for increasing its loan commitment, the Company received an additional 2.5 basis point discount purchase option and has the right to exercise an option to purchase, at the greater of a 20.0 basis point discount to fair market value or 15% internal rate of return for Fund III, an affiliate the former Manager, up to a 100% common membership interest in the Vickers JV Member. The Vickers Mezz Loan is secured by the Vickers JV Member’s approximate 80% interest in a multi-tiered joint venture along with Fund III, an affiliate of the former Manager, and an unaffiliated third party, which developed a 79-unit Class A apartment community located in Roswell, Georgia known as Vickers Historic Roswell. The Vickers Mezz Loan bears interest at a fixed rate of 15.0% and regular monthly payments are interest-only. The Vickers Mezz Loan matures on the earliest to occur of: (i) the latest to occur of (a) February 26, 2022 and (b) the applicable maturity date under any extension granted under any construction financing, or (ii) the date of sale or transfer of property, or (iii) such earlier date, by declaration of acceleration or otherwise, on which the final payment of principal becomes due. The Vickers Mezz Loan can be prepaid without penalty.

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

Note 7 — Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The carrying amount of the Company’s preferred equity investments and investments in unconsolidated real estate joint ventures as of December 31, 2020 and 2019 is summarized in the table below (amounts in thousands):

Property	2020	2019

Alexan CityCentre	$15,063	$12,788
Alexan Southside Place	26,038	24,866
Helios	—	23,663
Leigh House	—	80
Mira Vista	5,250	5,250
Riverside Apartments	—	12,342
Strategic Portfolio (1)	27,054	10,183
The Conley, formerly North Creek Apartments	15,036	14,964
Thornton Flats	4,600	4,600
Wayford at Concord, formerly Wayforth at Concord	6,500	4,683
Whetstone Apartments	—	12,932
Other	97	93
Total	$99,638	$126,444
Provision for credit losses (2)	(16,153)	—
Total, net	$83,485	$126,444
(1)	Belmont Crossing, Georgetown Crossing, Hunter’s Pointe, Park on the Square, Sierra Terrace, Sierra Village, The Commons and Water’s Edge are collectively known as the Strategic Portfolio.
(2)	Refer to the Provision for Credit Losses table below.

Provision for Credit Losses

As of December 31, 2020, the Company’s provision for credit losses on its preferred equity investments was $16.2 million on a carrying amount of $99.6 million of these investments. Changes in provision for credit losses of the Company’s preferred equity investments for the years ended December 31, 2020 and 2019 are summarized in the table below (amounts in thousands):

	2020	2019
Provision for credit losses, beginning of the period	$—	$—
Provision for credit loss on pool of assets (1)	223	—
Provision for credit loss – Alexan Southside Place (2)	15,930	—
Provision for credit losses, end of period	$16,153	$—
(1)	Under CECL, a provision for credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. Refer to Note 2 for further information.
(2)	The Company recorded a $15,930 provision for credit loss on its Alexan Southside Place preferred equity investment. Refer to the Alexan Southside Place Provision for Credit Loss disclosure below for further information.

As of December 31, 2020, the Company, through wholly-owned subsidiaries of the Operating Partnership, had outstanding equity investments in eleven joint ventures , each of which was created to develop a multifamily property.

Eight of the eleven equity investments, Alexan CityCentre, Alexan Southside Place, Encore Chandler, Mira Vista, Strategic Portfolio, The Conley (formerly North Creek Apartments), Thornton Flats, and Wayford at Concord (formerly Wayforth at Concord) are preferred equity investments that are classified as held to maturity debt securities as the Company has the intention and ability to hold the investments to maturity. The Company earns a fixed return on these investments which is included within preferred returns on unconsolidated real estate joint ventures in its consolidated statements of operations. The joint venture is the controlling member in an entity whose purpose is to develop or operate a multifamily property.

Three of the eleven equity investments, Domain at The One Forty, Motif and Vickers Historic Roswell, represent a remaining 0.5% common interest in joint ventures where, in some cases, the Company had previously redeemed its preferred equity investment in the joint ventures and provided a mezzanine loan. Refer to Note 6 for further information.

The preferred returns on the Company’s unconsolidated real estate joint ventures for the years ended December 31, 2020, 2019 and 2018 is summarized below (amounts in thousands):

Property	2020	2019	2018
Alexan CityCentre	$2,502	$2,108	$1,668
Alexan Southside Place	1,281	1,583	3,201
Helios (1)	(133)	1,343	2,459
Leigh House	2	1,155	1,910
Mira Vista	539	155	—
Riverside Apartments	1,662	879	31
Strategic Portfolio	2,121	33	—
The Conley	1,966	1,375	108
Thornton Flats	415	110	—
Wayford at Concord	839	121	—
Whetstone Apartments	56	935	935
Preferred returns on unconsolidated joint ventures	$11,250	$9,797	$10,312
(1)	Of the net loss incurred at Helios for the year ended December 31, 2020, ($143) pertains to costs related to the sale of Helios.

The occupancy percentages of the Company’s unconsolidated real estate joint ventures at December 31, 2020 and 2019 are as follows:

Property	2020	2019
Alexan CityCentre	94.1%	90.9%
Alexan Southside Place	93.0%	95.2%
Encore Chandler	(1)	—
Mira Vista	95.0%	93.5%
Strategic Portfolio
Belmont Crossing	91.7%	89.6%
Georgetown Crossing	88.7%	—
Hunter’s Pointe	99.0%	—
Park on the Square	97.5%	—
Sierra Terrace	89.6%	97.0%
Sierra Village	87.7%	86.4%
The Commons	93.9%	—
Water’s Edge	99.5%	—
The Conley	54.1%	(2)
Thornton Flats	88.5%	90.4%
Wayford at Concord	80.7%	(2)
(1)	The development had not commenced lease-up as of December 31, 2020.
(2)	The development had not commenced lease-up as of December 31, 2019.

Summary combined financial information for the Company’s investments in unconsolidated real estate joint ventures as of December 31, 2020 and 2019 and for the years ended December 31, 2020, 2019 and 2018 is as follows (amounts in thousands):

	2020	2019
Balance Sheets:
Real estate, net of depreciation	$625,184	$678,073
Other assets	46,686	51,212
Total assets	$671,870	$729,285

Mortgage payable	$514,964	$570,573
Other liabilities	33,027	36,129
Total liabilities	$547,991	$606,702
Members’ equity	123,879	122,583
Total liabilities and members’ equity	$671,870	$729,285

	2020	2019	2018
Operating Statement:
Rental revenues	$50,887	$37,220	$19,222
Operating expenses	(29,816)	(21,904)	(14,824)
Income before debt service and depreciation and amortization	21,071	15,316	4,398
Interest expense, net	(37,346)	(31,775)	(12,935)
Depreciation and amortization	(19,034)	(16,125)	(10,385)
Net operating loss	(35,309)	(32,584)	(18,922)
Gain on sale (1)	68,889	13,871	—
Net income (loss)	$33,580	$(18,713)	$(18,922)
(1)	For the year ended December 31, 2020, represents the gain on sales of Helios and Whetstone. For the year ended December 31, 2019, represents the gain on sale of Leigh House.

Alexan CityCentre Interests

The Company has made a $15.1 million preferred equity investment in a multi-tiered joint venture along with Bluerock Growth Fund, LLC (“BGF”), Bluerock Growth Fund II, LLC (“BGF II”), Fund II and Fund III, all affiliates of the former Manager, and an unaffiliated third party (the “Alexan CityCentre JV”), which developed a 340-unit Class A apartment community located in Houston, Texas, known as Alexan CityCentre. The Company earns a preferred return of 15.0% and 20.0% on its $6.5 million and $8.6 million preferred equity investments, respectively. The Alexan CityCentre JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid return on the earlier date which is six months following the maturity of the loan, detailed below, including extension and refinancing, or any earlier acceleration or due date.

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

Alexan Southside Place Interests

The Company has made a $24.9 million preferred equity investment in a multi-tiered joint venture along with Fund II and Fund III, affiliates of the former Manager, and an unaffiliated third party (the “Alexan Southside JV”), which developed a 270-unit Class A apartment community located in Houston, Texas, known as Alexan Southside Place. Alexan Southside Place is developed upon a tract of land under an 85-year ground lease. The joint venture adopted ASU No. 2016-02 as of January 1, 2019, and as such, has recorded a right-of-use asset and lease liability of $17.1 million as of December 31, 2020. The Alexan Southside JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid return on the earlier date which is six months following the maturity of the loan, detailed below, including extension and refinancing, or any earlier acceleration or due date.

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

Alexan Southside Place Provision for Credit Loss

Consistent with the overall Houston — Medical Center submarket, Alexan Southside Place lost significant value since the onset of the COVID-19 pandemic given the pandemic’s impact on demand within the submarket. Although the overall submarket is expected to rebound over the next twenty-four to thirty-six months, it is more likely than not that the joint venture will sell before recovery. As a result of this change in the submarket and the impact on the underlying operations of the Alexan Southside Place preferred equity investment, and the likelihood that the joint venture will sell before recovery, the risk characteristics of the investment, such as investment duration, have changed; the investment was removed from the pool analysis for credit losses under CECL and the investment was evaluated separately through an individual investment recoverability analysis. This separate analysis deemed the investment not to be fully recoverable, and as a result, a $15.9 million provision for credit loss was recorded in the fourth quarter 2020. The credit loss on this asset was a result of writing down the Company’s investment to equal its estimated value. The estimated value was based on a letter of intent to purchase the property from an unrelated third party which was received by the joint venture. Refer to Note 2 for further information regarding CECL.

Encore Chandler Interests

On December 31, 2020, the Company entered into a multi-tiered joint venture agreement with an unaffiliated third party (the “Encore JV”) to develop an approximately 208-unit, Class A apartment community located in Chandler, Arizona to be known as Encore Chandler. The Company has made a commitment to invest in $10.2 million of preferred equity interests in the Encore JV, of which none has been funded as of December 31, 2020. The Company will begin funding capital once the unaffiliated third party has contributed it full common equity commitment. The Company will earn a 13% per annum accrued return on outstanding capital contributions with payments to be remitted when the property generates cash flow in excess of operating costs and the senior loan debt service from the preceding month. The Encore JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on December 31, 2026 (the “redemption date”) or earlier upon the occurrence of certain events. The redemption date can be extended through two (2) one year extension options, subject to certain conditions.

In conjunction with the Encore Chandler development, the Encore Chandler property owner, which is owned by an entity in which the Company has an equity interest, entered into a $31.0 million construction loan, of which none is outstanding as of December 31,2020. The loan matures on December 30, 2024 and is secured by the fee simple interest in the Encore Chandler property. The loan contains a one-year extension option, subject to certain conditions, and can be prepaid without penalty. The loan bears interest on a floating basis on the amount drawn based on the greater of 3.00% or one-month LIBOR plus  2.50%. Regular monthly payments are interest-only though the earlier of December 2023 or upon the development achieving certain debt service conditions, with future monthly payments based on thirty-year amortization.

Helios Interests

The Company had made a $19.2 million preferred equity investment in a multi-tiered joint venture along with Fund III, an affiliate of the former Manager, and an unaffiliated third party (the “Helios JV”), which developed a 282-unit Class A apartment community located in Atlanta, Georgia known as Helios.

On December 28, 2018, the Helios property owner entered into a $39.5 million senior mortgage loan secured by the Helios property. The loan was to mature on January 1, 2029 and bore interest at a floating basis of LIBOR plus 1.75%, with interest only payments through January 2023 and future monthly payments based on thirty-year amortization. On or after September 29, 2028, the loan could be prepaid without prepayment fee or yield maintenance.

On December 10, 2019, the Company entered into a membership interest purchase agreement to purchase 100% of the common membership interest in the joint venture from Fund III and the Helios JV for $2.5 million and $1.8 million, respectively, based on fair market value after consideration of the $19.2 million preferred equity investment previously funded by the Company. As ownership in the Helios real property was in the form of undivided interests, the Company continued to account for the Helios property under the equity method as of December 31, 2019. The Company closed on the sale of the Helios investment on January 8, 2020. Refer to Note 3 for further information.

Leigh House Interests

The Company had made a $14.2 million preferred equity investment in a multi-tiered joint venture along with Fund II, an affiliate of the former Manager, and an unaffiliated third party (the “Leigh House JV”), which developed a 245-unit Class A apartment community located in Raleigh, North Carolina known as Leigh House. The Company earned a preferred return of 15.0% and 20.0% on its $11.9 million and $2.3 million preferred equity investments, respectively. The Leigh House JV was required to redeem the Company’s preferred membership interest plus any accrued but unpaid return on the earlier date which was six months following the maturity of the construction loan, including extension, or any earlier acceleration or due date.

The Leigh House investment was sold on July 15, 2019 as part of the Topaz Portfolio sale. Refer to Note 3 for further information.

Mira Vista Interests

On September 17, 2019, the Company made a $5.3 million preferred equity investment in a joint venture (the “Mira Vista JV”) with an unaffiliated third party for a stabilized property in Austin, Texas known as Mira Vista. Through September 17, 2026, the Company earns a 7.0% current return and a 3.1% accrued return, for a total preferred return of 10.1%. After September 17, 2026, the Company will earn a 7.0% current return and a 4.0% accrued return for a total preferred return of 11.0%. The Mira Vista JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on January 1, 2030 or earlier upon the occurrence of certain events.

In conjunction with the Mira Vista investment, the Mira Vista property owner, which is owned by an entity in which the Company has an equity interest, entered into a $15.1 million senior mortgage loan. The loan matures on October 1, 2029  and is secured by the fee simple interest in the Mira Vista property. The loan bears interest at a fixed rate of 3.24% and regular monthly payments are interest-only through October 2024, with future monthly payments based on thirty-year amortization. The loan can only be prepaid in full and is subject to yield maintenance or a 1% prepayment penalty until April 1, 2029.

Riverside Apartments Interests

The Company made a $13.9 million preferred equity investment in a multi-tiered joint venture (the "Riverside JV") with an unaffiliated third party to develop an approximately 222-unit Class A apartment community located in Austin, Texas to be known as Riverside Apartments. The Company earned an 8.5% current return and a 4.0% accrued return for a total preferred return of 12.5%. The Riverside JV was required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on November 21, 2023 (extended by one year if the property has not yet reached stabilization) or earlier upon the occurrence of certain events.

In conjunction with the Riverside Apartments development, the Riverside Apartments property owner, which was owned by an entity in which the Company had an equity interest, entered into a $20.2 million construction loan. The loan was to mature on December 6, 2021 and was secured by the fee simple interest in the Riverside Apartments property. The loan contained two one-year extension options, subject to certain conditions. The loan bore interest on a floating basis on the amount drawn based on the greater of 6.14% or one-month LIBOR plus 3.75%. Regular monthly payments were interest-only through June 2021, with future monthly payments based on thirty-year amortization. The loan could be prepaid without penalty, subject to a make-whole provision.

The Riverside Apartments investment was sold on December 22, 2020. The Company recovered its preferred equity investment and accrued preferred return. Refer to Note 3 for further information.

Strategic Portfolio

On December 20, 2019, the Company made a $10.2 million preferred equity investment in a joint venture (the “Strategic JV”) with an unaffiliated third party for the following three stabilized properties: Belmont Crossing, located in Smyrna, Georgia; and Sierra Terrace and Sierra Village, both located in Atlanta, Georgia.

In 2020, the Company made additional preferred equity investments totaling $16.8 million in the Strategic JV for the following stabilized properties: Georgetown Crossing, located in Savanah, Georgia; The Commons, located in Jacksonville, Florida; and Hunter's Pointe, Park on the Square and Water's Edge, all located in Pensacola, Florida. Together, these eight stabilized properties are collectively known as the Strategic Portfolio. The Company earns a 7.5% current return and a 3.0% accrued return on its total preferred equity investment in the Strategic JV, for a total preferred return of 10.5%. The Strategic JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return in each property on the earlier date which is: (i) the sale of the property, (ii) the refinancing of the loan related to the property, or (iii) the maturity date of the property loan. The properties in the Strategic Portfolio are subject to individual property mortgage debt in the aggregate amount of $120.7 million.

The Conley Interests, formerly North Creek Apartments

The Company made a $17.9 million preferred equity investment, of which $15.0 million has been funded as of December 31, 2020, in a multi-tiered joint venture (the “The Conley JV”) with an unaffiliated third party which developed a 259-unit Class A apartment community located in Leander, Texas known as The Conley. The Company earns an 8.5% current return and a 4.0% accrued return for a total preferred return of 12.5%. The Conley JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on October 29, 2023 (extended by one year if the property has not yet reached stabilization) or earlier upon the occurrence of certain events.

In conjunction with The Conley development, The Conley property owner, which is owned by an entity in which the Company has an equity interest, entered into a $23.6 million construction loan, of which $21.2 million is outstanding as of December 31, 2020. The loan matures on October 29, 2021 and is secured by the fee simple interest in The Conley property. The loan contains two one-year extension options, subject to certain conditions. The loan bears interest on a floating basis on the amount drawn based on the greater of 6.06% or one-month LIBOR plus 3.75%. Regular monthly payments are interest-only through April 2021, with future monthly payments based on thirty-year amortization. The loan can be prepaid without penalty, subject to a make-whole provision.

Thornton Flats Interests

On September 25, 2019, the Company made a $4.6 million preferred equity investment in a joint venture (the “Thornton JV”) with an unaffiliated third party for a stabilized property in Austin, Texas known as Thornton Flats. The Company may fund additional capital contributions totaling $1.5 million, subject to certain debt yield and gross revenue conditions being satisfied. The Company earns an 8.0% current return and a 1.0% accrued return for a total preferred return of 9.0%. The Thornton JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on September 25, 2024 or earlier upon the occurrence of certain events.

In conjunction with the Thornton Flats investment, the Thornton Flats property owner, which is owned by an entity in which the Company has an equity interest, entered into a $13.9 million senior mortgage loan. The loan matures on March 31, 2026 and is secured by the fee simple interest in the Thornton Flats property. The loan bears interest at a floating rate of LIBOR plus 2.10% with regular monthly payments based on thirty-year amortization. The loan can be prepaid without penalty.

Wayford at Concord Interests, formerly Wayforth at Concord

The Company made a $6.5 million preferred equity investment, all of which has been funded as of December 31, 2020, in a joint venture (the “Wayford JV”) with an unaffiliated third party to develop an approximately 150-unit Class A apartment community located in Concord, North Carolina to be known as Wayford at Concord. In accordance with the Wayford operating agreement, the Company began funding its capital once the unaffiliated third party had contributed its full common equity commitment. The Company earns a 9.0% current return and a 4.0% accrued return for a total preferred return of 13.0%. The Wayford JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on November 9, 2023 (extended one year if the property has not yet reached stabilization) or earlier upon the occurrence of certain events.

In conjunction with the Wayford at Concord development, the Wayford at Concord property owner, which is owned by an entity in which the Company has an equity interest, entered into a $22.3 million construction loan, of which $19.0 million is outstanding as of December 31, 2020. The loan matures on November 9, 2021 and is secured by the fee simple interest in the Wayford at Concord property. The loan contains two one-year extension options, subject to certain conditions. The loan bears interest on a floating basis on the amount drawn based on one-month LIBOR plus 2.5%. Regular monthly payments are interest-only during the initial term, with payments during the extension period based on thirty-year amortization. The loan can be prepaid without penalty.

Whetstone Apartments Interests

The Company had made a $12.9 million preferred equity investment in a multi-tiered joint venture along with Fund III, an affiliate of the former Manager, and an unaffiliated third party, to acquire a 204-unit Class A apartment community located in Durham, North Carolina known as Whetstone Apartments. The Company earned a 6.5% preferred return on its investment, though effective April 1, 2017, Whetstone Apartments ceased paying its preferred return on a current basis. The preferred return was accrued, except for payments totaling $0.5 million received in 2019, and the accrued preferred return of $2.6 million as of December 31, 2019 is included within due from affiliates in the Company’s consolidated balance sheets.

On October 6, 2016, the Whetstone Apartments property owner, which was owned by an entity in which the Company had an equity interest, entered into a mortgage loan of approximately $26.5 million. The loan was to mature on November 1, 2023 and was secured by the Whetstone Apartments property. The loan bore interest at a fixed rate of 3.81% and regular monthly payments were based on thirty-year amortization. The loan could be prepaid with the greater of 1.0% prepayment fee or yield maintenance until October 31, 2021, and thereafter at par. The loan was nonrecourse to the Company and its joint venture partners with certain standard scope non-recourse carve-outs for certain deeds, acts or failures to act on the part of the Company and the joint venture partners.

On January 22, 2020, the Company entered into a membership interest purchase agreement to purchase 100% of the common membership interest in BR Whetstone Member, LLC from Fund III for approximately $2.5 million. In conjunction with this transaction, BR Whetstone Member, LLC, along with BRG Avenue 25 TRS, LLC, a wholly-owned subsidiary of the Company's Operating Partnership, entered into a membership purchase agreement to purchase the right to all the economic interest promote and the common membership interest of 7.5% held in the Whetstone Apartments joint venture from an unaffiliated member of the joint venture for approximately $1.9 million.

The Company closed on the sale of Whetstone Apartments on January 24, 2020 and recovered its preferred equity investment and accrued preferred return. Refer to Note 3 for further information.

Note 8 — Revolving Credit Facility

The outstanding balances on the revolving credit facilities as of December 31, 2020 and 2019 are as follows (amounts in thousands):

Revolving Credit Facilities	2020	2019
Amended Senior Credit Facility	$33,000	$18,000
Second Amended Junior Credit Facility	—	—
Total	$33,000	$18,000

Amended Senior Credit Facility

On March 6, 2020, the Company entered into an amended and restated Senior Credit Facility (the "Amended Senior Credit Facility"). The Amended Senior Credit Facility provides for a revolving loan with an initial commitment amount of $100 million, which commitment contains an accordion feature to a maximum total commitment of up to $350 million. Borrowings under the Amended Senior Credit Facility bear interest, at the Company’s option, at LIBOR plus 1.30% to 1.65% or the base rate plus 0.30% to 0.65%, depending on the Company’s leverage ratio. The weighted average interest rate was 1.70% at December 31, 2020. The Company pays an unused fee at an annual rate of 0.15% to 0.20% of the unused portion of the Amended Senior Credit Facility, depending on the borrowings outstanding. The Amended Senior Credit Facility matures on March 6, 2023 and contains two one-year extension options, subject to certain conditions. The Amended Senior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio and minimum tangible net worth. At December 31, 2020, the Company was in compliance with all covenants under the Amended Senior Credit Facility. The Company has guaranteed the obligations under the Amended Senior Credit Facility and has pledged certain assets as collateral.

The Amended Senior Credit Facility provides the Company with the ability to issue up to $50 million in letters of credit. While the issuance of letters of credit does not increase the Company's borrowings outstanding under the Amended Senior Credit Facility, it does reduce the availability of borrowings. At December 31, 2020, the Company had one outstanding letter of credit of $0.8 million.

Second Amended Junior Credit Facility

On December 21, 2018, the Company entered into the Amended Junior Credit Facility which provided for a revolving loan facility and a term loan facility with maximum commitment amounts of $50 million and $25 million, respectively. The revolving loan facility had a maturity date of December 21, 2019, with borrowings thereunder bearing interest, at the Company’s option, at LIBOR plus 3.5% or the base rate plus 2.5%.The Company paid an unused fee at an annual rate of 0.35% to 0.40% of the unused portion of the revolving loan facility, depending on the amount of borrowings outstanding. The term loan facility terminated upon its payoff by the Company on July 19, 2019.

On November 6, 2019, the Company entered into a second amended and restated Junior Credit Facility (the “Second Amended Junior Credit Facility”) replacing the Amended Junior Credit Facility. The Second Amended Junior Credit Facility provides for a revolving loan with a maximum commitment amount of $72.5 million. Borrowings under the Second Amended Junior Credit Facility bear interest, at the Company’s option, at LIBOR plus 2.75% to 3.25% or the base rate plus 1.75% to 2.25%, depending on the Company’s leverage ratio. The Company pays an unused fee at an annual rate of 0.35% to 0.40% of the unused portion of the Second Amended Junior Credit Facility, depending on the borrowings outstanding. The Second Amended Junior Credit Facility matures on December 21, 2021 and contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio, minimum debt yield, minimum tangible net worth and minimum equity raise and collateral values. At December 31, 2020, the Company was in compliance with all covenants under the Second Amended Junior Credit Facility. The Company has guaranteed the obligations under the Second Amended Junior Credit Facility and has pledged certain assets as collateral.

The availability of borrowings under the revolving credit facilities at December 31, 2020 is based on the collateral and compliance with various ratios related to those assets and was approximately $124.4 million.

Note 9 — Mortgages Payable

The following table summarizes certain information as of December 31, 2020 and 2019, with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of December 31, 2020
				Interest-only
Property	2020	2019	Interest Rate	through date	Maturity Date

Fixed Rate:
ARIUM Grandewood	$—	$19,713
ARIUM Hunter’s Creek	70,871	72,183	3.65%	(1)	November 1, 2024
ARIUM Metrowest	64,559	64,559	4.43%	May 2021	May 1, 2025
ARIUM Westside	52,150	52,150	3.68%	August 2021	August 1, 2023
Ashford Belmar	100,675	100,675	4.53%	December 2022	December 1, 2025
Ashton Reserve I	—	30,329
Avenue 25 (2)	36,566	—	4.18%	July 2022	July 1, 2027
Carrington at Perimeter Park(3)	31,301	—	4.16%	(3)	July 1, 2027
Chattahoochee Ridge	45,338	45,338	3.25%	December 2022	December 5, 2024
Citrus Tower	40,627	41,325	4.07%	(1)	October 1, 2024
Denim(4)	101,205	91,634	3.41%	August 2024	August 1, 2029
Elan(5)	25,574	—	4.19%	(5)	July 1, 2027
Element	29,260	29,260	3.63%	July 2022	July 1, 2026
Enders Place at Baldwin Park	—	23,337
Gulfshore Apartment Homes	46,345	46,345	3.26%	September 2022	September 1, 2029
James on South First	25,674	26,111	4.35%	(1)	January 1, 2024
Navigator Villas(6)	20,515	20,515	4.56%	June 2021	June 1, 2028
Outlook at Greystone	22,105	22,105	4.30%	June 2021	June 1, 2025
Park & Kingston	19,600	19,600	3.32%	November 2024	November 1, 2026
Pine Lakes Preserve	—	26,950
Plantation Park	26,625	26,625	4.64%	July 2024	July 1, 2028
Providence Trail	47,950	47,950	3.54%	July 2021	July 1, 2026
Roswell City Walk	50,043	51,000	3.63%	(1)	December 1, 2026
The Brodie	33,551	34,198	3.71%	(1)	December 1, 2023
The Links at Plum Creek	39,578	40,000	4.31%	(1)	October 1, 2025
The Mills	25,275	25,797	4.21%	(1)	January 1, 2025
The Preserve at Henderson Beach	48,490	48,490	3.26%	September 2028	September 1, 2029
The Reserve at Palmer Ranch	40,977	41,348	4.41%	(1)	May 1, 2025
The Sanctuary	33,707	33,707	3.31%	Interest-only	August 1, 2029
Villages of Cypress Creek	—	26,200
Wesley Village	39,438	40,111	4.25%	(1)	April 1, 2024
Total Fixed Rate	$1,117,999	$1,147,555

Floating Rate(7):
ARIUM Glenridge	$49,500	$49,500	1.48%	September 2021	September 1, 2025
ARIUM Grandewood	—	19,672
Ashton Reserve II	—	15,213
Cade Boca Raton	—	23,500
Chevy Chase	24,400	—	2.47%	September 2022	September 1, 2027
Cielo on Gilbert(8)	58,000	—	2.70%	January 2026	January 1, 2031
Fannie Facility Advance	13,936	—	2.75%	June 2022	June 1, 2027
Marquis at The Cascades I	31,668	32,284	1.76%	(1)	June 1, 2024 (9)
Marquis at The Cascades II	22,101	22,531	1.76%	(1)	June 1, 2024 (9)
Marquis at TPC	—	16,468
Pine Lakes Preserve	42,728	—	3.13%	July 2025	July 1, 2030
The District at Scottsdale(10)	75,577	82,200	1.85%	(1)	June 11, 2021 (11)
Veranda at Centerfield	26,100	26,100	1.40%	July 2021	July 26, 2023 (12)
Villages of Cypress Creek	33,520	—	2.70%	July 2022	July 1, 2027
Total Floating Rate	$377,530	$287,468
Total	$1,495,529	$1,435,023
Fair value adjustments	6,489	1,815
Deferred financing costs, net	(11,086)	(11,581)
Total continuing operations	$1,490,932	$1,425,257

Held for Sale
ARIUM Grandewood(13)	$19,585	$—	4.35%	(1)	July 1, 2025
ARIUM Grandewood(14)	19,529	—	1.55%	(1)	July 1, 2025
Deferred financing costs, net	(341)	—
Total held for sale	38,773	—
Total mortgages payable	$1,529,705	$1,425,257
(1)	The loan requires monthly payments of principal and interest.

(2)	The principal balance includes a $29.7 million senior loan at a fixed rate of 4.02% and a $6.9 million supplemental loan at a fixed rate of 4.86%.
(3)	The principal balance includes a $27.5 million senior loan at a fixed rate of 4.09% and a $3.8 million supplemental loan at a fixed rate of 4.66%. The senior loan has monthly payments that are interest-only through July 2024, whereas the supplemental loan has monthly payments of principal and interest. Both loans have a maturity date of July 1, 2027.
(4)	The principal balance includes a $91.6 million senior loan at a fixed rate of 3.32% and a $9.6 million supplemental loan at a fixed rate of 4.22%.
(5)	The principal balance includes a $21.2 million senior loan at a fixed rate of 4.09% and a $4.4 million supplemental loan at a fixed rate of 4.66%. The senior loan has monthly payments that are interest-only through July 2024, whereas the supplemental loan has monthly payments of principal and interest. Both loans have a maturity date of July 1, 2027.
(6)	The principal balance includes a $14.8 million senior loan at a fixed rate of 4.31% and a $5.7 million supplemental loan at a fixed rate of 5.23%.
(7)	Other than Cielo on Gilbert and The District at Scottsdale, all the Company’s floating rate loans bear interest at one-month LIBOR + margin. In December 2020, one-month LIBOR in effect was 0.15%. LIBOR rate is subject to a rate cap. Please refer to Note 11 for further information.
(8)	The loan bears interest at a floating rate of the 30-day average SOFR + 2.61%. In December 2020, the 30-day average SOFR in effect was 0.09%. SOFR rate is subject to a rate cap. Please refer to Note 11 for further information.
(9)	The loan can be extended, subject to certain conditions, in connection with an election to convert to a fixed interest rate loan.
(10)	The loan bears interest at a floating rate of one or three-month LIBOR + margin at the Company’s discretion. The loan is not subject to a rate cap.
(11)	The loan has two (2) three-month extension options subject to certain conditions.
(12)	The loan has two (2) one-year extension options subject to certain conditions.
(13)	ARIUM Grandewood fixed rate loan.
(14)	ARIUM Grandewood floating rate loan.

Deferred financing costs

Costs incurred in obtaining long-term financing are amortized on a straight-line basis to interest expense over the terms of the related financing agreements, as applicable, which approximates the effective interest method. Amortization of deferred financing costs, including the amounts related to the revolving credit facilities, was $3.5 million, $3.6 million and $4.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Fair value adjustments of debt

The Company records a fair value adjustment based upon the fair value of the loans on the date they were assumed in conjunction with acquisitions. The fair value adjustments are being amortized to interest expense over the remaining life of the loans. Amortization of fair value adjustments was $0.4 million, $0.3 million and $0.4 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Loss on Extinguishment of Debt and Debt Modification Costs

Upon repayment of or in conjunction with a material change (i.e. a 10% or greater difference in the cash flows between instruments) in the terms of an underlying debt agreement, the Company writes-off any unamortized deferred financing costs and fair market value adjustments related to the original debt that was extinguished. Prepayment penalties incurred on the early repayment of debt and costs incurred in a debt modification that are not capitalized are also included within loss on extinguishment of debt and debt modification costs on the consolidated statements of operations. Loss on extinguishment of debt and debt modification costs were $14.6 million, $7.3 million and $2.3 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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

Denim Supplemental Financing

On November 10, 2020, the Company, through an indirect subsidiary, entered into an additional loan of approximately $9.6 million, which is secured by Denim.

Master Credit Facility with Fannie Mae

On April 30, 2018, the Company, through certain subsidiaries of the Operating Partnership, entered into a Master Credit Facility Agreement (the “Fannie Facility”), which was issued through Fannie Mae’s Multifamily Delegated Underwriting and Servicing Program. The Fannie Facility includes certain restrictive covenants, including indebtedness, liens, investments, mergers and asset sales, and distributions. The Fannie Facility also contains events of default, including payment defaults, covenant defaults, bankruptcy events, and change of control events. Each note under the Fannie Facility is cross-defaulted and cross-collateralized and the Company has guaranteed the obligations under the Fannie Facility. As of December 31, 2020, the mortgage loans secured by ARIUM Grandewood, ARIUM Metrowest and Outlook at Greystone were issued under the Fannie Facility.

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

Debt maturities

As of December 31, 2020, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2021 (1)	$86,214
2022	15,337
2023	127,351
2024	276,158
2025	368,842
Thereafter	660,741
$1,534,643
Add: Unamortized fair value debt adjustment	6,489
Subtract: Deferred financing costs, net	(11,427)
Total	$1,529,705
(1)	$75.6 million represents a loan in connection with The District at Scottsdale. The loan has a June 2021 maturity date and contains two (2) three-month extension options, subject to certain conditions.

The net book value of real estate assets providing collateral for these above borrowings, including the Amended Senior Credit Facility, Second Amended Junior Credit Facility and Fannie Facility, was $2,111.7 million as of December 31, 2020.

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

In determining fair value, observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions; preference is given to observable inputs. In accordance with accounting principles generally accepted in the Unites States of America (“GAAP”) and as defined in ASC Topic 820, “Fair Value Measurement”, these two types of inputs create the following fair value hierarchy:

●	Level 1:Quoted prices for identical instruments in active markets
●	Level 2:Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable
●	Level 3:Significant inputs to the valuation model are unobservable

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

Fair Value of Financial Instruments

As of December 31, 2020 and 2019, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due to and due from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

Fair Value of Debt

As of December 31, 2020 and December 31, 2019, based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $1,586.0 million and $1,436.2 million, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $1,541.1 million and $1,436.8 million, respectively. The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs of the fair value hierarchy) for similar types of borrowing arrangements.

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

As of December 31, 2020, the Company had interest rate caps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying floating interest rate for $321.5 million of the Company’s floating rate mortgage debt.

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2020 and 2019 (amounts in thousands):

Derivatives not designated as hedging		Fair values of derivative
instruments under ASC 815‑20	Balance Sheet Location	instruments
		2020	2019
Interest rate caps	Accounts receivable, prepaids and other assets	$14	$22

The table below presents the effect of Company's derivative financial instruments as well as their classification on the consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018 (amounts in thousands):

		The Effect of Derivative
Derivatives not designated as hedging	Location of (Loss) or Gain	Instruments on the Statements of
instruments under ASC 815‑20	Recognized in Income	Operations
		2020	2019	2018
Interest rate caps	Interest Expense	$(128)	$(2,536)	$(2,846)

Credit-risk-related Contingent Features

The Company has agreements with each of its derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness.

Note 12 — Related Party Transactions

Administrative Services Agreement

In October 2017, the Company entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with Bluerock Real Estate, LLC and its affiliate, Bluerock Real Estate Holdings, LLC (together “BRE”). Pursuant to the Administrative Services Agreement, BRE provides the Company with certain human resources, investor relations, marketing, legal and other administrative services (the “Services”). The Services are provided on an at-cost basis, generally allocated based on the use of such Services for the benefit of the Company’s business, and are invoiced on a quarterly basis. In addition, the Administrative Services Agreement permits certain employees of the Company to provide or cause to be provided services to BRE, on an at-cost basis, generally allocated based on the use of such services for the benefit of the business of BRE, and otherwise subject to the terms of the Services provided by BRE to the Company under the Administrative Services Agreement. Payment by the Company of invoices and other amounts payable under the Administrative Services Agreement will be made in cash or, at the sole discretion of the Board, generally in the form of fully-vested LTIP Units.

The Company’s has the right to renew the Administrative Services Agreement for successive one-year terms upon sixty (60) days written notice prior to expiration. The Company renewed the Administrative Services Agreement for a one-year term in 2019, and on August 4, 2020, the Company delivered written notice to BRE of the Company’s intention to renew the Administrative Services Agreement for an additional one-year term, to expire on October 31, 2021. The Administrative Services Agreement will automatically terminate (i) upon termination by the Company of all Services, or (ii) in the event of non-renewal by the Company. Pursuant to the Administrative Services Agreement, BRE is responsible for the payment of all employee benefits and any other direct and indirect compensation for the employees of BRE (or their affiliates or permitted subcontractors) assigned to perform the Services, as well as such employees’ worker’s compensation insurance, employment taxes, and other applicable employer liabilities relating to such employees.

All the Company’s executive officers and one of its directors are also executive officers, managers and/or holders of a direct or indirect controlling interest in Bluerock-affiliated entities. As a result, they owe fiduciary duties to each of these entities, their members, limited partners and investors, which fiduciary duties may from time-to-time conflict with the fiduciary duties that they owe to the Company and its stockholders.

The Company and BRE also entered into a Leasehold Cost-Sharing Agreement (the “Leasehold Cost-Sharing Agreement”) with respect to the lease for their New York headquarters (the “NY Lease”) to provide for the allocation and sharing between BRE and the Company of the costs thereunder, including costs associated with tenant improvements. The NY Lease permits the Company and certain of its respective subsidiaries and/or affiliates to share occupancy of the New York headquarters with BRE. Under the NY Lease, the Company, through its Operating Partnership, issued a $750,000 letter of credit as a security deposit, and BRE is obligated under the Leasehold Cost-Sharing Agreement to indemnify and hold the Company harmless from loss if there is a claim under such letter of credit. Payment by the Company of any amounts payable under the Leasehold Cost-Sharing Agreement to BRE will be made in cash or, in the sole discretion of the Board, generally in the form of fully-vested LTIP Units.

Recorded as part of general and administrative expenses, operating expenses paid by BRE on behalf of the Company of $2.8 million, $3.6 million and $3.0 million were expensed during the years ended December 31, 2020, 2019 and 2018, respectively. Operating expense reimbursements of $0.4 million for the third quarter 2020 were paid to BRE through the issuance of 46,024 LTIP Units on November 5, 2020. During the year ended December 31, 2020, the Company issued 218,024 LTIP Units to BRE as reimbursement for operating expenses paid on behalf of the Company.

Pursuant to the terms of the Administrative Services Agreement, the Company paid operating expenses on behalf of BRE of $1.9 million, $1.7 million and $1.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. During the year ended December 31, 2020, the Company was reimbursed in cash for operating expenses it paid on behalf of BRE.

Pursuant to the terms of the Administrative Services Agreement and the Leasehold Cost-Sharing Agreement, summarized below are the net related party amounts payable to BRE as of December 31, 2020 and 2019 (amounts in thousands):

	2020	2019
Amounts Payable to BRE under the Administrative Services Agreement, net
Operating and direct expense reimbursements	$338	$281
Offering expense reimbursements	89	183
Total expense reimbursement amounts payable to BRE, net	$427	$464

Amounts Payable to BRE under the Leasehold Cost-Sharing Agreement
Operating and direct expense reimbursements	$191	$186
Capital improvement cost reimbursements	—	40
Total expense and cost reimbursement amounts payable to BRE	$191	$226
Total	$618	$690

As of December 31, 2020 and 2019, the Company had zero and $0.1 million, respectively, in payables due to related parties other than BRE.

As of December 31, 2020 and 2019, the Company had $0.3 million and $3.0 million, respectively, in receivables due from related parties other than from BRE, primarily for accrued preferred returns on unconsolidated real estate investments for the most recent month.

Selling Commissions and Dealer Manager Fees

In conjunction with the offering of the Series T Preferred Stock and the previous offering of the Series B Preferred Stock, the Company engaged a related party as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurs costs in excess of the 10%, which costs are borne by the dealer manager without reimbursement by the Company. For the year ended December 31, 2020, the Company has incurred $17.0 million in selling commissions and discounts and $7.3 million in dealer manager fees and discounts related to its Series T Preferred Offering. For the year ended December 31, 2019, the Company had incurred $16.9 million in selling commissions and discounts and $7.2 million in dealer manager fees and discounts related to its previous Series B Preferred Offering. In addition, BRE was reimbursed for offering costs of $1.0 million in conjunction with the Series T Preferred Offering during the year ended December 31, 2020 and reimbursed $1.0 million in conjunction with the previous Series B Preferred Offering during the year ended December 31, 2019. The selling commissions, dealer manager fees, discounts and reimbursements for offering costs were recorded as a reduction to the proceeds of the offering.

Stockholders Agreement

In connection with the Company’s Internalization transaction in 2017, the Company entered into a stockholders agreement pursuant to which the Company may grant certain registration rights for the benefit of the contributors and impose certain limitations on the voting rights of the Class C Common Stock. The agreement may require the Company from time to time to register the resale of the internalization shares and grants each contributor certain rights to demand a registration of some or all their shares or to request the inclusion of some or all their shares in a piggyback registration, in each case subject to certain customary restrictions, limitations, registration procedures and indemnity provisions.

Pursuant to the stockholders agreement, the contributors agreed to limit certain of their voting rights with respect to the Class C Common Stock in excess of 9.9% of the voting rights of the company. Any shares in excess of 9.9% of the voting rights of the outstanding shares shall be voted or a written consent furnished in respect to the excess shares in such manner as directed by a majority of the members of our Board.

Notes and Interest Receivable

The Company provides mezzanine loans, in some cases, to related parties in conjunction with the developments of multifamily communities. At December 31, 2020, the following mezzanine loan investments were provided to related parties: Domain at The One Forty, Motif, The Park at Chapel Hill and Vickers Historic Roswell. Refer to Note 6 for further information.

Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The Company invests, in some cases, with related parties in various joint ventures in which the Company owns either preferred or common interests. At December 31, 2020, the following preferred equity investments involved related parties: Alexan CityCentre and Alexan Southside. Refer to Note 7 for further information.

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

The following table reconciles the components of basic and diluted net loss per common share for the years ended December 31, 2020, 2019 and 2018 (amounts in thousands, except share and per share amounts):

	2020	2019	2018
Net loss attributable to common stockholders	$(44,674)	$(19,751)	$(42,759)
Dividends on restricted stock and LTIP Units expected to vest	(1,323)	(953)	(674)
Basic net loss attributable to common stockholders	$(45,997)	$(20,704)	$(43,433)

Weighted average common shares outstanding(1)	24,084,347	22,649,222	23,845,800
Potential dilutive shares(2)	—	—	—
Weighted average common shares outstanding and potential dilutive shares(1)	24,084,347	22,649,222	23,845,800

Net loss per common share, basic	$(1.91)	$(0.91)	$(1.82)
Net loss per common share, diluted	$(1.91)	$(0.91)	$(1.82)
(1)	For 2020, 2019 and 2018, amounts relate to shares of the Company’s Class A and Class C common stock outstanding.
(2)	For the year ended December 31, 2020, potential vesting of restricted stock to employees for 63,045 shares of Class A common stock are excluded from the diluted shares calculation as the effect is antidilutive.

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

Excludes no shares for the year ended December 31, 2018.

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

Series T Redeemable Preferred Stock Offering

During the year ended December 31, 2020, the Company issued 9,688,208 shares of Series T Preferred Stock under a continuous registered offering with net proceeds of approximately $218.0 million after commissions, dealer manager fees and discounts of approximately $24.2 million, along with 18,721 shares issued under the dividend reinvestment plan with total proceeds of $0.5 million. During the life of the Series T Preferred Stock Offering, the Company has issued a total of 9,724,329 shares of Series T Preferred Stock for net proceeds of approximately $218.8 million after commissions, dealer manager fees and discounts. During the year ended December 31, 2020, the Company, at the request of holders, redeemed 6,392 shares of Series T Preferred Stock through the issuance of 21,812 shares of Class A common stock and redeemed 20 shares of Series T Preferred Stock in cash.

The Company has a dividend reinvestment plan that allows for participating stockholders to have their Series T Preferred Stock dividend distributions automatically reinvested in additional shares of Series T Preferred Stock at a price of $25.00 per share. The Company plans to issue shares of Series T Preferred Stock to cover shares required for investment.

At-the-Market Offerings

On September 13, 2019, the Company and its Operating Partnership entered into an At Market Issuance Sales Agreement with B. Riley FBR, Inc. (“FBR”, formerly FBR Capital Markets & Co.) as sales agent. In November and December 2019, the At Market Issuance Sales Agreement (the “Sales Agreement”) was amended to add Robert W. Baird & Co. Incorporated, Compass Point Research & Trading, LLC, JMP Securities LLC and Morgan Stanley & Co. LLC with FBR (collectively, the “Sales Agents”) as sales agents. Pursuant to the Sales Agreement, the Sales Agents will act as distribution agents with respect to the offering and sale of up to $100,000,000 in shares of Class A common stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE American, or on any other existing trading market for Class A common stock or through a market maker (the “Class A Common Stock ATM Offering”). During the first quarter 2020, the Company issued 166,873 shares through the Class A Common Stock ATM Offering at a weighted average price of $12.10 per share with net proceeds of $2.0 million. The Company has not issued any shares through the Class A Common Stock ATM Offering after the first quarter 2020. During the life of the Class A Common Stock ATM Offering, the Company has issued a total of 621,110 shares at a weighted average price of $12.01 per share with net proceeds of $7.3 million.

Stock Repurchase Plans

In December 2019, the Board authorized the repurchase of up to an aggregate of $50 million of the Company’s outstanding shares of Class A common stock over a period of one year pursuant to stock repurchase plans. On May 9, 2020, the Board authorized the modification of the stock repurchase plans to provide for the repurchase, from time to time, of up to an aggregate of $50 million in shares of its Class A common stock, 8.250% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), 7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series C Preferred Stock”), and/or 7.125% Series D Cumulative Preferred Stock, $0.01 par value per share (“Series D Preferred Stock”). On October 29, 2020, the Board authorized new stock repurchase plans for the repurchase, from time to time, of up to an aggregate of $75 million in shares of the Company’s Class A common stock, Series A Preferred Stock, Series C Preferred Stock and/or Series D Preferred Stock to be conducted in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The repurchase plans will terminate at the close of the NYSE American trading day on which the Company files its Form 10-Q with the SEC for the quarter ended September 30, 2021. The extent to which the Company repurchases shares of its Class A common stock, Series A Preferred Stock, Series C Preferred Stock, and/or Series D Preferred Stock under the repurchase plans, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. Stock repurchases under the repurchase plans may be made in the open market or through privately negotiated transactions, subject to certain price limitations and other conditions established under the plans. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act.

During the year ended December 31, 2020, the Company repurchased shares under the repurchase plans as follows: 3,983,842 shares of Class A common stock, 163,068 shares of Series A Preferred Stock, 27,905  shares of Series C Preferred Stock and 76,264 shares of Series D Preferred Stock for a total purchase price of approximately $46.4 million. During the year ended December 31, 2019, the Company repurchased 1,313,328 shares of Class A common stock under the repurchase plans for a total purchase price of approximately $14.1 million. During the life of all repurchase plans, the total purchase price of shares repurchased by the Company is approximately $69.5 million, and as of December 31, 2020, the value of shares that may yet be purchased under the repurchase plans is $56.1 million.

Class C Common Stock

The Class C Common Stock is equivalent in all material respects to, and ranks on parity with, the Class A Common Stock, except that each share of Class C Common Stock entitles the holder thereof to fifty (50) votes, which mirrors the aggregate number of OP Units (which are redeemable for cash or, at our sole option, for shares of our Class A Common Stock, on a one-to-one basis) and shares of Class C Common Stock issued as consideration in the internalization. The Class C Common Stock provides its holders a right to vote that is proportionate to the outstanding non-voting economic interest in the Company attributable to such holders or their affiliates by virtue of the OP Units issued in the internalization, as if all such OP Units were redeemed by us for shares of Class A Common Stock, but without providing any disproportionate voting rights. Shares of Class C Common Stock will only be issued (a) to the owners of the former Manager, (b) in conjunction with the issuance of OP Units as consideration in the internalization, and (c) in a ratio of no more than one (1) share of Class C Common Stock for every forty-nine (49) OP Units so issued.

See Note 12 Related Party Transactions — Stockholders Agreement for limitations on voting rights of the Class C Common Stock.

8.250% Series A Cumulative Redeemable Preferred Stock

The Series A Preferred Stock ranks senior to common stock and on parity with the Series B Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series T Preferred Stock as to rights upon the Company’s liquidation, dissolution or winding up. The Series A Preferred Stock is entitled to priority cumulative dividends to be paid quarterly, in arrears, when, as and if authorized by the Board. Commencing October 21, 2022, the annual dividend rate will increase by 2.0% annually, up to a maximum of 14.0%, if not redeemed by the holder or not previously redeemed by the Company. Commencing on October 21, 2022, holders may, at their option, elect to have the Company redeem their shares at a redemption price of $25.00 per share, plus an amount equal to accrued but unpaid dividends, payable by the Company at its option in cash or shares of Class A common stock. The

Company may not redeem the Series A Preferred Stock before October 21, 2020, except in limited circumstances related to its qualification as a REIT, complying with an asset coverage ratio or upon a change in control. After October 21, 2020, the Company can redeem for a redemption price of $25.00 per share plus any accrued and unpaid dividends.

On October 21, 2020, the Company redeemed 1,393,294 shares of its Series A Preferred Stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, and including, the date of redemption in an amount equal to $0.120313 per share, for a total payment of $25.120313 per share, in cash. On December 21, 2020, the Company redeemed an additional 1,963,551 shares of its Series A Preferred Stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, and including, the date of redemption in an amount equal to $0.464063 per share, for a total payment of $25.464063 per share, in cash. The Company-initiated Series A Preferred Stock redemptions in October and December 2020 represented approximately 59% of the shares of Series A Preferred Stock that were outstanding as of December 31, 2019.

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

Series B Redeemable Preferred Stock

The Series B Preferred Stock ranks senior to common stock and on parity with the Series A Preferred Stock, the Series C Preferred Stock, the Series D Preferred Stock and the Series T Preferred Stock as to rights upon the Company’s liquidation, dissolution or winding up. The Series B Preferred Stock is entitled to priority cumulative dividends to be paid monthly, in arrears, when, as and if authorized by the Board. Holders may, at their option, elect to have the Company redeem their shares through the first year from issuance subject to a 13% redemption fee. After year one, the redemption fee decreases to 10%, after year three it decreases to 5%, after year four it decreases to 3%, and after year five there is no redemption fee. Any redeemed shares are entitled to any accrued but unpaid dividends at the time of the redemption, payable by the Company at its option in cash or shares of Class A common stock. The Company may redeem the Series B Preferred Stock beginning two years from the original issuance for the liquidation preference per share plus any accrued and unpaid dividends in either cash or shares of Class A common stock. At the Company's annual meeting of stockholders on September 30, 2019, the Company's common stockholders approved the Articles of Amendment (the "Articles of Amendment") to the Articles Supplementary dated February 26, 2016 for the Company's Series B Redeemable Preferred Stock. Under the Articles of Amendment, and effective October 28, 2019, the calculation to determine the number of Class A common shares issued for redemptions of Series B Preferred Stock will be based on the closing price of the Class A common stock on the single trading day prior to the redemption date, replacing the previous calculation based on the volume weighted average price for the Class A common shares for the 20 trading days prior to the redemption.

On December 20, 2019, the Company made the final issuance of Series B Preferred Stock pursuant to the Series B Preferred Offering, and on February 11, 2020, the Board formally approved the termination of the Series B Preferred Offering. As of December 31, 2019, the Company sold 549,154 shares of Series B Preferred Stock and 549,154 Warrants to purchase 10,983,080 shares of Class A common stock for net proceeds of approximately $494.2 million after commissions, dealer manager fees and discounts. During the year ended December 31, 2020, the Company, at the request of holders, redeemed 6,973 shares of Series B Preferred Stock through the issuance of 868,437 shares of Class A common stock and redeemed 122 shares of Series B Preferred Stock for $0.1 million in cash. In November 2019, the Company began initiating redemptions of its Series B Preferred Stock, and during the year ended December 31, 2020, redemptions initiated by the Company resulted in 15,807 shares of Series B Preferred Stock redeemed through the issuance of 1,334,501 shares of Class A common stock. As of December 31, 2020, total redemptions to date initiated by the Company have resulted in 23,107 shares of Series B Preferred Stock redeemed through the issuance of 1,947,654 shares of Class A common stock.

As of December 31, 2020, the Company had 523,022 outstanding warrants from the Series B Preferred Offering. The Warrants are exercisable by the holder at an exercise price of 120% of the market price per share of Class A Common Stock on the date of issuance of such Warrant, with a minimum exercise price of $10.00 per share. The market price per share of our Class A common stock was determined using the volume weighted average price per share of our Class A common stock for the 20 trading days prior to the date of issuance of such Warrant, subject to the minimum exercise price of $10.00 per share (subject to adjustment). One Warrant is exercisable by the holder to purchase 20 shares of Class A common stock. The warrants are exercisable one year following the date of issuance and expire four years following the date of issuance. As of December 31, 2020, a total of 4,203

Warrants had been exercised into 50,004 shares of Class A Common stock. The outstanding Warrants have exercise prices ranging from $10.00 to $15.99 per share.

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

7.625% Series C Cumulative Redeemable Preferred Stock

The Series C Preferred Stock ranks senior to common stock and on parity with the Series A Preferred Stock, the Series B Preferred Stock, the Series D Preferred Stock and the Series T Preferred Stock as to rights upon the Company’s liquidation, dissolution or winding up. The Series C Preferred Stock is entitled to priority cumulative dividends to be paid quarterly, in arrears, when, as and if authorized by the Board. Commencing July 19, 2023, the annual dividend rate will increase by 2.0% annually, up to a maximum of 14.0%, if not redeemed by the holder or not previously redeemed by the Company. Commencing on July 19, 2023, holders may, at their option, elect to have the Company redeem their shares at a redemption price of $25.00 per share, plus an amount equal to accrued but unpaid dividends, payable by the Company at its option in cash or shares of Class A common stock. The Company may not redeem the Series C Preferred Stock before July 19, 2021, except in limited circumstances related to its qualification as a REIT, complying with an asset coverage ratio or upon a change in control. After July 19, 2021, the Company can redeem for a redemption price of $25.00 per share plus any accrued and unpaid dividends.

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

7.125% Series D Cumulative Preferred Stock

The Series D Preferred Stock ranks senior to common stock and on parity with the Series A Preferred Stock, the Series B Preferred Stock, the Series  C Preferred Stock and the Series T Preferred Stock as to rights upon the Company’s liquidation, dissolution or winding up. The Series D Preferred Stock is entitled to priority cumulative dividends to be paid quarterly, in arrears, when, as and if authorized by the Board. After October 13, 2021, the Company can redeem for a redemption price of $25.00 per share plus any accrued and unpaid dividends.

Series T Redeemable Preferred Stock

The Series T Preferred Stock ranks senior to common stock and on parity with the Series A Preferred Stock, the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock as to rights upon the Company’s liquidation, dissolution or winding up. The Series T Preferred Stock is entitled, when, as and if authorized by the Board, to: (i) priority cumulative cash dividends to be paid monthly in arrears, and (ii) a stock dividend to be paid annually. Holders may, at their option, elect to have the Company redeem their shares through the first year from issuance subject to a 12% redemption fee. After year one, the redemption fee decreases to 9%, after year two it decreases to 6%, after year three it decreases to 3%, and after year four there is no redemption fee. Any redeemed shares are entitled to any accrued but unpaid dividends at the time of the redemption, payable by the Company at its option in cash or shares of Class A common stock. The Company may redeem the Series T Preferred Stock beginning two years from the original issuance for the liquidation preference per share plus any accrued and unpaid dividends in either cash or shares of Class A common stock. The calculation to determine the number of Class A common shares issued for redemptions of Series T Preferred Stock is based on the closing price of the Class A common stock on the single trading day prior to the redemption date.

At the date of issuance, the carrying amount of the Series T Preferred Stock was less than the redemption value. As a result of the Company's determination that holder redemption is probable, the carrying value will be increased by periodic accretions so that the carrying value will equal the redemption amount at the earliest redemption date without discount. Such accretion is recorded as a preferred stock dividend on the Statements of Stockholders' Equity.

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

As of December 31, 2020, limited partners other than the Company owned approximately 31.91% of the common units of the Operating Partnership (6,310,856 OP Units, or 19.44%, is held by OP Unit holders, and 4,046,609 LTIP Units, or 12.47%, is held by LTIP Unit holders, including 5.53% which are not vested at December 31, 2020). Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash. LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock, or, at the Company’s election, cash.

The Operating Partnership, in conjunction with the issuance of preferred stock by the Company, has issued preferred OP Units which provide for similar rights as for each class of preferred stock.

Equity Incentive Plans

LTIP Unit Grants

On January 1, 2019, the Company granted certain equity grants of LTIP Units to various executive officers under the Third Amended 2014 Incentive Plans pursuant to the executive officers' employment and service agreements as time-based LTIP Units and performance-based LTIP Units. All such LTIP Unit grants require continuous employment for vesting. The time-based LTIP Units were comprised of an aggregate of 196,023 LTIP Units that vest over approximately three years. The performance-based LTIP Units were comprised of an aggregate of 294,031 LTIP Units, which are subject to a three-year performance period and will thereafter vest upon successful achievement of performance-based conditions and any performance-based LTIP Units that were awarded but do not vest will be cancelled. On April 1, 2019, the Company appointed a new executive officer. On June 25, 2019, the Company, under the Third Amended 2014 Incentive Plans pursuant to the executive officer's employment agreement, granted certain equity grants of LTIP Units as time-based LTIP Units and performance-based LTIP Units to the executive officer. The time-based LTIP Units were comprised of 10,518 LTIP Units and have a similar vesting period to those granted to the other executive officers. The performance-based LTIP Units were comprised of 15,776 LTIP Units, which are subject to a similar performance period to those granted to the other executive officers and will thereafter vest upon successful achievement of performance-based conditions.

Compensation expense for service vesting LTIP Unit and restricted stock awards is measured based on the closing share price of our common stock on the date of grant. The Company measures the fair value of LTIP Units with performance conditions based on an estimate of shares expected to vest using the closing price of the common stock on the date of grant. If it is not probable that the performance conditions will be satisfied, the Company does not recognize compensation expense. The Company estimates the fair value of performance-based LTIP Units with market conditions using a Monte Carlo simulation. The Company recognizes compensation expense based on the fair value estimated by the model.

In addition, on January 1, 2019, the Company granted 6,836 LTIP Units pursuant to the Third Amended 2014 Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. On August 9, 2019, the Company granted 2,929 LTIP Units pursuant to the Third Amended 2014 Incentive Plans to a newly appointed independent member of the Board in payment of the prorated portion of his annual retainer. Such LTIP Units were fully vested upon issuance to each independent member of the Board and the Company recognized expense of $0.3 million immediately upon issuance based on the fair value at the date of grant.

On January 1, 2020, the Company granted certain equity grants of LTIP Units to various executive officers under the Third Amended 2014 Incentive Plans pursuant to the executive officers’ employment or service agreements as time-based LTIP Units and performance-based LTIP Units. All such LTIP Unit grants require continuous employment for vesting. The time-based LTIP Units were comprised of an aggregate of 247,138 LTIP Units that vest over approximately three years. The performance-based LTIP Units were comprised of an aggregate of 494,279 LTIP Units, which are subject to a three-year performance period and will thereafter vest upon successful achievement of performance-based conditions.

In addition, on January 1, 2020, the Company granted 7,126 LTIP Units under the Third Amended 2014 Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. Such LTIP Units were fully vested upon issuance and the Company recognized expense of $0.3 million immediately based on the fair value at the date of grant.

On April 15, 2020, the Company granted an aggregate of 348,117 LTIP Units to various executive officers under the Third Amended 2014 Incentive Plans pursuant to the executive officers’ employment or service agreements in lieu of cash payment of annual incentive bonuses for the fiscal year ended December 31, 2019. Such LTIP Units will vest on the first anniversary of the date of grant.

In addition, on April 15, 2020, the Company granted 46,075 LTIP Units to an employee under the Third Amended 2014 Incentive Plans. Such LTIP Units will vest in three equal installments on each anniversary of the date of grant.

On May 22, 2020 and August 11, 2020, the Company granted an aggregate of 27,111 LTIP Units and 21,889 LTIP Units, respectively, to two executive officers under the Third Amended 2014 Incentive Plans in lieu of cash payment of an agreed upon portion of each such executive officer’s base salary, with the remaining portion payable in cash, for the second and third quarter 2020, respectively. On November 5, 2020, the Company granted an aggregate of 19,197 LTIP Units to two executive officers under the Fourth Amended 2014 Incentive Plans in lieu of cash payment of an agreed upon portion of each such executive officer’s base salary, with the remaining portion payable in cash, for the fourth quarter 2020. Such LTIP Units will vest on the first anniversary of the date of grant.

On September 8, 2020, the Company’s stockholders approved the amendment and restatement of each of the Third Amended 2014 Individuals Plan (the “Fourth Amended 2014 Individuals Plan”) and the Third Amended 2014 Entities Plan (the “Fourth Amended 2014 Entities Plan”, and together with the Fourth Amended 2014 Individuals Plan, the “Fourth Amended 2014 Incentive Plans”). The Fourth Amended 2014 Incentive Plans allow for the issuance of up to 3,000,000 additional shares of Class A common stock, and thus provide for the issuance of an aggregate of up to 6,800,000 shares of Class A common stock. The Fourth Amended 2014 Incentive Plans provide for the grant of options to purchase shares of the Company’s common stock, stock awards, stock appreciation rights, performance units, incentive awards and other equity-based awards.

A summary of the status of the Company’s non-vested shares/LTIP Units under the Incentive Plans for individuals as of December 31, 2020, 2019 and 2018 is as follows (dollars in thousands):

		Weighted average grant-
Non-Vested shares/LTIP Units	Shares / LTIP Units	date fair value
Balance at January 1, 2018	—	$—
Granted	1,158,963	10.06
Vested	(183,754)	10.10
Forfeited	—	—
Balance at December 31, 2018	975,209	$10.05
Granted	637,315	9.36
Vested	(237,841)	10.01
Forfeited	(3,600)	10.65
Balance at December 31, 2019	1,371,083	$9.72
Granted	1,346,538	9.39
Vested	(333,951)	10.12
Forfeited	(7,081)	6.53
Balance at December 31, 2020	2,376,589	$9.50

The Company recognizes compensation expense ratably over the requisite service periods for time-based LTIP Units based on the fair value at the date of grant; thus, the Company recognized compensation expense of approximately $3.9 million, $3.6 million and $4.6 million during the years ended December 31, 2020, 2019 and 2018, respectively. The Company recognizes compensation expense based on the fair value at the date of grant and the probability of achievement of performance criteria over the performance period for performance-based LTIP Units; thus, the Company recognized approximately $3.0 million, $1.6 million and $0.5 million during the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, there was $6.9 million of total unrecognized compensation cost related to unvested LTIP Units granted under the Incentive Plans. The remaining cost is expected to be recognized over a period of 1.8 years.

The Company currently uses authorized and unissued shares to satisfy share award grants.

Restricted Stock Grants

On April 1, 2019 and 2020, the Company provided restricted stock grants (“RSGs”) to employees under the Incentive Plans. Such RSGs will vest in three equal installments on each anniversary of the date of grant. In 2019, the RSGs were comprised of 90,694 shares of Class A common stock with a fair value of $10.65 per RSG and a total fair value of $1.0 million. In 2020, the RSGs were comprised of 89,054 shares of Class A common stock with a fair value of $4.80 per RSG and a total fair value of $0.4 million. The Company recognized compensation expense of approximately $0.5 million and $0.4 million during the years ended December 31, 2020 and 2019, respectively. The remaining compensation expense of $0.4 million is expected to be recognized over the remaining 1.8 years.

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

Distributions

	Payable to stockholders
Declaration Date	of record as of	Amount	Date Paid or Payable
Class A Common Stock
December 6, 2019	December 24, 2019	$0.162500	January 3, 2020
March 13, 2020	March 25, 2020	$0.162500	April 3, 2020
May 9, 2020	June 25, 2020	$0.162500	July 2, 2020
September 11, 2020	September 25, 2020	$0.162500	October 5, 2020
December 11, 2020	December 24, 2020	$0.162500	January 5, 2021
Class C Common Stock
December 6, 2019	December 24, 2019	$0.162500	January 3, 2020
March 13, 2020	March 25, 2020	$0.162500	April 3, 2020
May 9, 2020	June 25, 2020	$0.162500	July 2, 2020
September 11, 2020	September 25, 2020	$0.162500	October 5, 2020
December 11, 2020	December 24, 2020	$0.162500	January 5, 2021
Series A Preferred Stock
December 6, 2019	December 24, 2019	$0.515625	January 3, 2020
March 13, 2020	March 25, 2020	$0.515625	April 3, 2020
May 9, 2020	June 25, 2020	$0.515625	July 2, 2020
September 11, 2020	September 25, 2020	$0.515625	October 5, 2020
September 21, 2020 (1)	October 21, 2020	$0.120313	October 21, 2020
November 19, 2020 (1)	December 21, 2020	$0.464063	December 21, 2020
December 11, 2020	December 24, 2020	$0.515625	January 5, 2021
Series B Preferred Stock
October 31, 2019	December 24, 2019	$5.00	January 3, 2020
January 13, 2020	January 24, 2020	$5.00	February 5, 2020
January 13, 2020	February 25, 2020	$5.00	March 5, 2020
January 13, 2020	March 25, 2020	$5.00	April 3, 2020
April 14, 2020	April 24, 2020	$5.00	May 5, 2020
May 9, 2020	May 22, 2020	$5.00	June 5, 2020
May 9, 2020	June 25, 2020	$5.00	July 2, 2020
July 10, 2020	July 24, 2020	$5.00	August 5, 2020
July 10, 2020	August 25, 2020	$5.00	September 4, 2020
July 10, 2020	September 25, 2020	$5.00	October 5, 2020
October 9, 2020	October 23, 2020	$5.00	November 5, 2020
October 9, 2020	November 25, 2020	$5.00	December 4, 2020
October 9, 2020	December 24, 2020	$5.00	January 5, 2021
Series C Preferred Stock
December 6, 2019	December 24, 2019	$0.4765625	January 3, 2020
March 13, 2020	March 25, 2020	$0.4765625	April 3, 2020
May 9, 2020	June 25, 2020	$0.4765625	July 2, 2020
September 11, 2020	September 25, 2020	$0.4765625	October 5, 2020
December 11, 2020	December 24, 2020	$0.4765625	January 5, 2021
Series D Preferred Stock
December 6, 2019	December 24, 2019	$0.4453125	January 3, 2020
March 13, 2020	March 25, 2020	$0.4453125	April 3, 2020
May 9, 2020	June 25, 2020	$0.4453125	July 2, 2020
September 11, 2020	September 25, 2020	$0.4453125	October 5, 2020
December 11, 2020	December 24, 2020	$0.4453125	January 5, 2021
Series T Preferred Stock (2)
December 20, 2019	December 24, 2019	$0.128125	January 3, 2020
January 13, 2020	January 24, 2020	$0.128125	February 5, 2020
January 13, 2020	February 25, 2020	$0.128125	March 5, 2020
January 13, 2020	March 25, 2020	$0.128125	April 3, 2020
April 14, 2020	April 24, 2020	$0.128125	May 5, 2020
May 9, 2020	May 22, 2020	$0.128125	June 5, 2020
May 9, 2020	June 25, 2020	$0.128125	July 2, 2020
July 10, 2020	July 24, 2020	$0.128125	August 5, 2020
July 10, 2020	August 25, 2020	$0.128125	September 4, 2020
July 10, 2020	September 25, 2020	$0.128125	October 5, 2020
October 9, 2020	October 23, 2020	$0.128125	November 5, 2020
October 9, 2020	November 25, 2020	$0.128125	December 4, 2020
October 9, 2020	December 24, 2020	$0.128125	January 5, 2021
December 11, 2020 (3)	December 24, 2020	$0.05	December 29, 2020
(1)	This dividend was paid on the date indicated to shareholders in conjunction with the redemption of Series A preferred shares.

(2)	Shares of newly issued Series T Preferred Stock that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series T Preferred Stock was outstanding.
(3)	The Board authorized, and the Company declared, an annual Series T Preferred Stock dividend of 0.20% per share of Series T Preferred Stock. Shares of Series T Preferred Stock that are held only for a portion of the applicable annual stock dividend period will receive a prorated Series T Preferred Stock dividend based on the actual number of months in the applicable annual stock dividend period during which each such share of Series T Preferred Stock was outstanding. The annual stock dividend equates to $0.05 per share of Series T Preferred Stock.

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

Distributions declared and paid for the year ended December 31, 2020 were as follows (amounts in thousands):

	Distributions
2020	Declared	Paid
First Quarter
Class A Common Stock	$3,901	$3,816
Class C Common Stock	12	12
Series A Preferred Stock	2,950	2,950
Series B Preferred Stock	7,848	7,867
Series C Preferred Stock	1,107	1,107
Series D Preferred Stock	1,269	1,269
Series T Preferred Stock	373	130
OP Units	1,037	1,037
LTIP Units	554	347
Total first quarter 2020	$19,051	$18,535
Second Quarter
Class A Common Stock	$3,995	$3,902
Class C Common Stock	12	12
Series A Preferred Stock	2,880	2,950
Series B Preferred Stock	7,766	7,779
Series C Preferred Stock	1,103	1,107
Series D Preferred Stock	1,245	1,269
Series T Preferred Stock	1,243	1,000
OP Units	1,026	1,038
LTIP Units	635	407
Total second quarter 2020	$19,905	$19,464
Third Quarter
Class A Common Stock	$4,012	$3,994
Class C Common Stock	12	12
Series A Preferred Stock	2,866	2,880
Series B Preferred Stock	7,745	7,751
Series C Preferred Stock	1,094	1,102
Series D Preferred Stock	1,236	1,245
Series T Preferred Stock	2,062	1,738
OP Units	1,026	1,027
LTIP Units	649	487
Total third quarter 2020	$20,702	$20,236
Fourth Quarter
Class A Common Stock	$3,630	$4,011
Class C Common Stock	12	12
Series A Preferred Stock	2,214	3,944
Series B Preferred Stock	7,717	7,729
Series C Preferred Stock	1,094	1,094
Series D Preferred Stock	1,236	1,235
Series T Preferred Stock	3,415	3,037
OP Units	1,026	1,027
LTIP Units	658	500
Total fourth quarter 2020	$21,002	$22,589
Total	$80,660	$80,824

Note 14 — Commitments and Contingencies

On March 4, 2020, the Company acquired land for $3.1 million and simultaneously structured and entered into a ground lease (the “Zoey Ground Lease”) as part of the ground lease tenant’s development of a multi-family property in Austin, Texas. The Company committed to provide the ground lease tenant a $20.4 million leasehold improvement allowance with funding subject to certain conditions. As of December 31, 2020, the project is under development and $12.0 million of the leasehold improvement allowance had been funded, and this amount is included within accounts receivable, prepaids and other assets in the Company's consolidated balance sheets.

The Company is subject to various legal actions and claims arising in the ordinary course of business. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations or liquidity of the Company.

Note 15 — Selected Quarterly Financial Data (Unaudited)

The following table sets forth summarized quarterly financial data for the year ended December 31, 2020:

	Quarters Ended 2020
	March 31	June 30		September 30	December 31

	(In thousands, except per share amounts)
Total revenue	$56,241	$53,033		$54,589	$55,987
Operating income	$7,087	$7,475		$6,428	$9,826
Net (loss) income	$(5,121)	$40,327	(1)	$(4,069)	$(16,414)
Net (loss) income attributable to common stockholders	$(16,493)	$15,090	(1)	$(17,058)	$(26,213)
(Loss) income per common share, basic:(2)	$(0.70)	$0.61		$(0.71)	$(1.13)
(Loss) income per common share, diluted:(2)	$(0.70)	$0.61		$(0.71)	$(1.13)
(1)	Net income is due to gain on sale of real estate investments of $57.8 million during the three months ended June 30, 2020.
(2)	EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for the year ended December 31, 2020.

The following table sets forth summarized quarterly financial data for the year ended December 31, 2019:

	Quarters Ended 2019
	March 31	June 30	September 30		December 31

	(In thousands, except per share amounts)
Total revenue	$51,466	$52,437	$53,547		$52,520
Operating income	$8,734	$10,701	$8,738		$8,536
Net (loss) income	$(4,365)	$(1,932)	$38,175	(1)	$(2,759)
Net (loss) income attributable to common stockholders	$(12,093)	$(10,990)	$17,160	(1)	$(13,827)
(Loss) income per common share, basic:(2)	$(0.53)	$(0.50)	$0.76		$(0.62)
(Loss) income per common share, diluted:(2)	$(0.53)	$(0.50)	$0.75		$(0.62)
(1)	Net income is due to gain on sale of real estate investments of $48.7 million during the three months ended September 30, 2019.
(2)	EPS amounts are based on weighted average common shares outstanding during the quarter and, therefore, may not agree with the EPS calculated for the year ended December 31, 2019.

Note 16 — Subsequent Events

Issuance of LTIP Units under the Fourth Amended 2014 Incentive Plans

On January 1, 2021, the Company granted certain equity grants of LTIP Units to various executive officers under the Fourth Amended 2014 Incentive Plans pursuant to the executive officers’ employment or service agreements as time-based LTIP Units and performance-based LTIP Units. All such LTIP Unit grants require continuous employment for vesting. The time-based LTIP Units were comprised of an aggregate of 277,001 LTIP Units that vest over approximately three years. The performance-based LTIP Units were comprised of an aggregate of 554,003 LTIP Units, which are subject to a three-year performance period and will thereafter vest upon successful achievement of performance-based conditions.

In addition, on January 1, 2021, the Company granted 7,381 LTIP Units pursuant to the Fourth Amended 2014 Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. Such LTIP Units were fully vested upon issuance.

Declaration of Dividends

	Payable to stockholders
Declaration Date	of record as of	Amount	Paid / Payable Date
Series B Preferred Stock
January 13, 2021	January 25, 2021	$5.00	February 5, 2021
January 13, 2021	February 25, 2021	$5.00	March 5, 2021
January 13, 2021	March 25, 2021	$5.00	April 5, 2021
Series T Preferred Stock (1)
January 13, 2021	January 25, 2021	$0.128125	February 5, 2021
January 13, 2021	February 25, 2021	$0.128125	March 5, 2021
January 13, 2021	March 25, 2021	$0.128125	April 5, 2021
(1)	Shares of newly issued Series T Preferred Stock that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series T Preferred Stock was outstanding.

Distributions Paid

The following distributions were declared and/or paid to the Company’s stockholders, as well as holders of OP Units and LTIP Units, subsequent to December 31, 2020 (amounts in thousands):

				Distributions	Total
Shares	Declaration Date	Record Date	Date Paid	per Share	Distribution
Class A Common Stock	December 11, 2020	December 24, 2020	January 5, 2021	$0.1625000	$3,630
Class C Common Stock	December 11, 2020	December 24, 2020	January 5, 2021	0.1625000	12
Series A Preferred Stock	December 11, 2020	December 24, 2020	January 5, 2021	0.5156250	1,135
Series B Preferred Stock	October 9, 2020	December 24, 2020	January 5, 2021	5.0000000	2,568
Series C Preferred Stock	December 11, 2020	December 24, 2020	January 5, 2021	0.4765625	1,094
Series D Preferred Stock	December 11, 2020	December 24, 2020	January 5, 2021	0.4453125	1,235
Series T Preferred Stock	October 9, 2020	December 24, 2020	January 5, 2021	0.1281250	1,190
OP Units	December 11, 2020	December 24, 2020	January 5, 2021	0.1625000	1,026
LTIP Units	December 11, 2020	December 24, 2020	January 5, 2021	0.1625000	510

Series B Preferred Stock	January 13, 2021	January 25, 2021	February 5, 2021	5.0000000	2,492
Series T Preferred Stock	January 13, 2021	January 25, 2021	February 5, 2021	0.1281250	1,334
Total					$16,226

Stock Activity

Subsequent to December 31, 2020 and as of February 5, 2021, the Company has completed the following activity as it relates to its Class A common stock, Series A Preferred Stock and Series B Preferred Stock (refer to Note 13 for further information):

●	redeemed 27,513 shares of Series B Preferred Stock through the issuance of 2,240,374 Class A common shares;
●	announced the redemption of the remaining outstanding shares of Series A Preferred Stock to occur on February 26, 2021; and
●	purchased 1,668,551 shares of Class A common stock under the stock repurchase plans for a total purchase price of approximately $19.3 million.

Redemption of 8.250% Series A Cumulative Redeemable Preferred Stock

On January 27, 2021, the Company issued notice of redemption of all 2,201,547 outstanding shares of its Series A Preferred Stock to occur on February 26, 2021 at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, and including, the date of redemption in an amount equal to $0.320833 per share, for a total payment of $25.320833 per share, in cash.

Sale of ARIUM Grandewood

On January 28, 2021, the Company closed on the sale of ARIUM Grandewood located in Orlando, Florida. The property was sold for approximately $65.3 million, subject to certain prorations and adjustments typical in such real estate transactions. ARIUM Grandewood was encumbered by a $39.1 million senior mortgage through the Fannie Facility. Under the Fannie Facility, the Company has the option to forgo the repayment of the principal balance and any related prepayment penalties and costs by substituting the collateral securing the senior mortgage with collateral of the same or higher value. The Company elected to substitute the ARIUM Grandewood collateral with its Falls at Forsyth property and the transaction is anticipated to be completed by the end of February 2021. After consideration of the $39.1 million senior mortgage and payment of closing costs and fees of $0.9 million, the sale of ARIUM Grandewood generated net proceeds of approximately $25.1 million.

Stock Repurchase Plans

On February 9, 2021, the Board authorized the modification of the stock repurchase plans to provide for the repurchase, from time to time, of up to an aggregate of $150 million in shares, increased from the previous $75 million, of the Company’s Class A common stock, Series C Preferred Stock and/or Series D Preferred Stock.

Fannie Facility Second Advance

On February 18, 2021, the Company, through certain subsidiaries of the Operating Partnership, entered into a $12.9 million floating rate advance originated under the Fannie Facility (the “Second Advance”). As noted above and upon the sale of ARIUM Grandewood, the Company elected to substitute the ARIUM Grandewood collateral on the Fannie Facility with its Falls at Forsyth property. As the collateral value of Falls at Forsyth exceeds the collateral value of ARIUM Grandewood, the Company elected to receive this incremental difference in collateral value as an advance under the Fannie Facility. The Second Advance matures on March 1, 2028 and bears interest at the 30- day average SOFR plus 2.70%, subject to an interest rate cap, with interest-only payments through March 2023 and then monthly payments based on thirty-year amortization. The Second Advance may be prepaid without prepayment or yield maintenance beginning December 1, 2027.

Bluerock Residential Growth REIT, Inc.
Schedule III - Real Estate and Accumulated Depreciation	December 31, 2020

COLUMN A		COLUMN B		COLUMN C		COLUMN D	COLUMN E			COLUMN F	COLUMN G	COLUMN H
												Life on Which
						Costs						Depreciation in
				Initial Cost		Capitalized	Gross Amount at Which Carried at Close of Period					Latest Income
					Building and	Subsequent		Building and		Accumulated	Date of	Statement is
Property	Location	Encumbrance		Land	Improvements	to Acquisition	Land	Improvements	Total	Depreciation	Acquisition	Computed
Real Estate Held
for Investment
ARIUM Grandewood (1)	FL	39,115		5,200	37,220	2,177	5,200	39,397	44,597	8,344	2014	3 - 40 Years
Park & Kingston	NC	19,600		3,060	24,353	3,421	3,360	27,474	30,834	5,565	2015	3 - 40 Years
The Reserve at Palmer Ranch	FL	40,977		7,800	30,597	5,335	7,800	35,932	43,732	7,129	2016	3 - 40 Years
Gulfshore Apartment Homes	FL	46,345		10,000	36,047	5,459	10,000	41,506	51,506	8,126	2016	3 - 40 Years
The Preserve at Henderson Beach	FL	48,490		4,100	50,117	2,751	4,100	52,868	56,968	8,593	2016	3 - 40 Years
ARIUM Westside	GA	52,150		8,657	63,402	3,021	8,657	66,423	75,080	9,514	2016	3 - 40 Years
ARIUM Glenridge	GA	49,500		14,513	52,324	9,601	14,513	61,925	76,438	9,861	2016	3 - 40 Years
Pine Lakes Preserve	FL	42,728		5,760	31,854	2,322	5,760	34,176	39,936	6,988	2016	3 - 40 Years
The Brodie	TX	33,551		5,400	42,497	2,374	5,400	44,871	50,271	7,797	2016	3 - 40 Years
Roswell City Walk	GA	50,043		8,423	66,249	420	8,423	66,669	75,092	9,368	2016	3 - 40 Years
James on South First	TX	25,674		3,500	32,471	838	3,500	33,309	36,809	4,888	2016	3 - 40 Years
Wesley Village	NC	39,437		5,600	50,062	1,948	5,600	52,010	57,610	6,142	2017	3 - 40 Years
Marquis at The Cascades I	TX	31,668		3,200	41,120	1,414	3,200	42,534	45,734	5,377	2017	3 - 40 Years
Marquis at The Cascades II	TX	22,101		2,450	25,827	1,217	2,450	27,044	29,494	3,515	2017	3 - 40 Years
Villages at Cypress Creek	TX	33,520		4,650	35,990	2,432	4,650	38,422	43,072	4,835	2017	3 - 40 Years
Citrus Tower	FL	40,627		5,208	49,388	1,703	5,208	51,091	56,299	6,538	2017	3 - 40 Years
Outlook at Greystone	AL	22,105		3,950	31,664	4,241	3,950	35,905	39,855	4,642	2017	3 - 40 Years
ARIUM Hunter's Creek	FL	70,871		9,600	86,202	4,715	9,600	90,917	100,517	10,628	2017	3 - 40 Years
ARIUM Metrowest	FL	64,559		10,200	74,768	4,457	10,200	79,225	89,425	9,459	2017	3 - 40 Years
The Mills	SC	25,275		3,300	36,969	887	3,300	37,856	41,156	4,054	2017	3 - 40 Years
The Links at Plum Creek	CO	39,578		2,960	57,803	4,217	2,960	62,020	64,980	6,900	2018	3 - 40 Years
Sands Parc	FL	—	(2)	3,170	42,443	336	3,170	42,779	45,949	3,877	2018	3 - 40 Years
Plantation Park	TX	26,625		1,600	34,065	177	1,600	34,242	35,842	3,010	2018	3 - 40 Years
Veranda at Centerfield	TX	26,100		5,120	35,506	2,440	5,120	37,946	43,066	3,755	2018	3 - 40 Years
Ashford Belmar	CO	100,675		18,400	124,149	4,544	18,400	128,693	147,093	10,862	2018	3 - 40 Years
Element	NV	29,260		8,056	33,346	407	8,056	33,753	41,809	2,119	2019	3 - 40 Years
Providence Trail	TN	47,950		5,362	62,620	922	5,362	63,542	68,904	3,315	2019	3 - 40 Years
Denim	AZ	101,205		43,182	96,361	2,485	43,182	98,846	142,028	5,513	2019	3 - 40 Years
The Sanctuary	NV	33,707		5,406	45,805	1,358	5,406	47,163	52,569	2,867	2019	3 - 40 Years
Chattahoochee Ridge	GA	45,338		9,660	59,457	641	9,660	60,098	69,758	2,272	2019	3 - 40 Years
The District at Scottsdale	AZ	75,577		20,297	103,423	353	20,297	103,776	124,073	3,342	2019	3 - 40 Years
Navigator Villas	WA	20,515		2,026	27,206	192	2,027	27,397	29,424	1,018	2019	3 - 40 Years
Avenue 25	AZ	36,566		5,527	50,679	458	5,527	51,137	56,664	1,576	2020	3 - 40 Years
Falls at Forsyth	GA	—	(2)	7,067	74,445	165	7,070	74,607	81,677	1,946	2020	3 - 40 Years
Chevy Chase	TX	24,400		5,453	28,843	226	5,453	29,069	34,522	470	2020	3 - 40 Years
Elan	TX	25,574		4,185	36,612	18	4,187	36,628	40,815	106	2020	3 - 40 Years
Carrington at Perimeter Park	NC	31,301		5,041	48,798	11	5,041	48,809	53,850	130	2020	3 - 40 Years
Cielo on Gilbert	AZ	58,000		7,292	66,219	—	7,292	66,219	73,511	—	2020	3 - 40 Years
Subtotal		1,520,707		284,375	1,926,901	79,683	284,681	2,006,278	2,290,959	194,441

Non-Real Estate assets
REIT Operator	MI	—		—	185	790	—	975	975	316	2017	5 Years
Fannie Facility	MI	13,936		—	—	—	—	—	—	—	2020	7 Years
Subtotal		13,936		—	185	790	—	975	975	316

Total		$1,534,643		$284,375	$1,927,086	$80,473	$284,681	$2,007,253	$2,291,934	$194,757
(1)	This property was classified as held for sale as of December 31, 2020.
(2)	Sands Parc and Falls at Forsyth were funded, in part, by a secured credit facility. As of December 31, 2020, the outstanding credit facility balance was $33.0 million.

Bluerock Residential Growth REIT, Inc.

Notes to Schedule III

1. Reconciliation of Real Estate Properties

The following table reconciles the Real Estate Properties from January 1, 2018 to December 31, 2020.

	2020 (1)	2019	2018

Balance at January 1	$2,088,886	$1,802,668	$1,452,759
Construction and acquisition cost	358,288	580,208	349,909
Disposition of real estate	(155,240)	(293,990)	—
Balance at December 31	$2,291,934	$2,088,886	$1,802,668

2. Reconciliation of Accumulated Depreciation

The following table reconciles the Real Estate Properties from January 1, 2018 to December 31, 2020.

	2020 (1)	2019	2018

Balance at January 1	$141,566	$108,911	$55,177
Current year depreciation expense	72,826	63,709	53,734
Disposition of real estate	(19,635)	(31,054)	—
Balance at December 31	$194,757	$141,566	$108,911
(1)	Includes properties classified as held for sale as of December 31, 2020.

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
10.12

Eleventh Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated November 16, 2018, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 19, 2018

10.13

Twelfth Amendment to the Second Amended and Restated Agreement of Limited Partnership of Bluerock Residential Holdings, L.P., dated November 19, 2019, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2019

10.14

Bluerock Residential Growth REIT, Inc. Amended and Restated 2014 Equity Incentive Plan for Individuals, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 29, 2015

10.15

Bluerock Residential Growth REIT, Inc. Amended and Restated 2014 Equity Incentive Plan for Entities, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 29, 2015

10.16

Bluerock Residential Growth REIT, Inc. Second Amended and Restated 2014 Equity Incentive Plan for Individuals, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2017

10.17

Bluerock Residential Growth REIT, Inc. Second Amended and Restated 2014 Equity Incentive Plan for Entities, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 31, 2017

10.18

Bluerock Residential Growth REIT, Inc. Third Amended and Restated 2014 Equity Incentive Plan for Individuals, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2018

10.19

Bluerock Residential Growth REIT, Inc. Third Amended and Restated 2014 Equity Incentive Plan for Entities, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 2, 2018

10.20

Bluerock Residential Growth REIT, Inc. Fourth Amended and Restated 2014 Equity Incentive Plan for Individuals, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 11, 2020

10.21

Bluerock Residential Growth REIT, Inc. Fourth Amended and Restated 2014 Equity Incentive Plan for Entities, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 11, 2020

10.22

Management Agreement by and among the Company, Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated April 2, 2014, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2014

10.23

Second Amendment to Management Agreement, by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated August 6, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 12, 2015

10.24

Third Amendment to Management Agreement, by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and BRG Manager, LLC, dated November 10, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed on November 17, 2015

10.25

Warrant Agreement by and between Bluerock Residential Growth REIT, Inc. and American Stock Transfer & Trust Company, LLC, dated February 24, 2016, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 1, 2016

10.26

Amendment to Amended and Restated Warrant Agreement by and between Bluerock Residential Growth REIT, Inc., Computershare Inc. and Computershare Trust Company N.A., dated July 21, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 21, 2017

10.27

Warrant Agreement by and between Bluerock Residential Growth REIT, Inc., Computershare Inc. and Computershare Trust Company N.A., dated November 15, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 20, 2017

10.28

Warrant Agreement by and between Bluerock Residential Growth REIT, Inc., Computershare Inc. and Computershare Trust Company N.A., dated November 16, 2018, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 19, 2018

Exhibit Number	Description
10.29

Dealer Manager Agreement by and among Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P. and Bluerock Capital Markets, LLC, dated November 13, 2019, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2019

10.30

Credit Agreement by and among Bluerock Residential Holdings, L.P. as Parent Borrower, the other borrowers from time to time party thereto, Bluerock Residential Growth REIT, Inc. as Guarantor, KeyBank National Association, and the other lenders party thereto, dated as of October 4, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2017

10.31

Guaranty by Bluerock Residential Growth REIT, Inc. to and for the benefit of KeyBank National Association, dated as of October 4, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 11, 2017

10.32

$50,000,000 Note by Bluerock Residential Holdings, L.P. to and for the benefit of KeyBank National Association, dated as of October 4, 2017, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 11, 2017

10.33

$50,000,000 Note by Bluerock Residential Holdings, L.P. to and for the benefit of JPMorgan Chase Bank, N.A., dated as of October 4, 2017, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 11, 2017

10.34

$50,000,000 Note by Bluerock Residential Holdings, L.P. to and for the benefit of Bank of America, N.A., dated as of October 4, 2017, incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on October 11, 2017

10.35

Subordination of Advisory Contract by Bluerock Residential Holdings, L.P. and Bluerock Residential Growth REIT, Inc. to and for the benefit of KeyBank National Association, dated as of October 4, 2017, incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on October 11, 2017

10.36

Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and R. Ramin Kamfar, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 31, 2017

10.37

Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and James G. Babb, III, incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on October 31, 2017

10.38

Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Ryan S. MacDonald, incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on October 31, 2017

10.39

Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Jordan B. Ruddy, incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on October 31, 2017

10.40

Amended and Restated Employment Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Christopher J. Vohs, incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on October 31, 2017

10.41

Amended and Restated Services Agreement, dated as of August 3, 2017, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, Konig & Associates, LLC, and Michael L. Konig, incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on October 31, 2017

Exhibit Number	Description
10.42

Employment Agreement, dated as of November 5, 2018, by and between Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock REIT Operator, LLC, and Michael DiFranco, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 5, 2019

10.43

Stockholders Agreement, dated October 31, 2017, by and among Bluerock Residential Growth REIT, Inc. and Bluerock Real Estate, L.L.C., The Kachadurian Group, LLC, Konig & Associates, LLC, Jenco Business Advisors, Inc., James G. Babb, III, Jordan B. Ruddy, and Ryan S. MacDonald, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 6, 2017

10.44

Administrative Services Agreement, dated October 31, 2017, by and among Bluerock Real Estate, L.L.C., Bluerock Real Estate Holdings, LLC, Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock TRS Holdings, LLC and Bluerock REIT Operator, LLC, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 6, 2017

10.45

Notice of Renewal, dated August 6, 2018, of Administrative Services Agreement dated October 31, 2018, incorporated by reference to Exhibit 10.7 to the Company’s quarterly report on Form 10-Q filed on August 8, 2018

10.46

Notice of Renewal, dated August 2, 2019, of Administrative Services Agreement dated October 31, 2017, by and among Bluerock Real Estate, L.L.C., Bluerock Real Estate Holdings, LLC, Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock TRS Holdings, LLC and Bluerock REIT Operator, LLC, incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2019

10.47

Notice of Renewal, dated August 4, 2020, of Administrative Services Agreement dated October 31, 2017, by and among Bluerock Real Estate, L.L.C., Bluerock Real Estate Holdings, LLC, Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock TRS Holdings, LLC and Bluerock REIT Operator, LLC, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on August 10, 2020

10.48

Amended and Restated Credit Agreement by and among Bluerock Residential Holdings, L.P. as Parent Borrower, certain subsidiaries thereof from time to time party thereto, Bluerock Residential Growth REIT, Inc. as Guarantor, KeyBank National Association, and the other lenders party thereto, dated as of March 6, 2020, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 12, 2020

10.49

Guaranty by Bluerock Residential Growth REIT, Inc. to and for the benefit of KeyBank National Association, dated as of October 4, 2017, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company on October 11, 2017

10.50

$50,000,000 Second Amended and Restated Note by Bluerock Residential Holdings, L.P. to and for the benefit of KeyBank National Association, dated as of March 6, 2020, incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on March 12, 2020

10.51

$50,000,000 Note by Bluerock Residential Holdings, L.P. to and for the benefit of Truist Bank, dated as of March 6, 2020, incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on March 12, 2020

14.1	Amended and Restated Code of Business Conduct and Ethics, effective August 2, 2019, incorporated by reference to Exhibit 14.1 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2019
21.1	List of Subsidiaries
23.1	Consent of Grant Thornton LLP
23.2	Consent of BDO USA LLP
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Consent of Duff & Phelps, LLC, incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on November 4, 2020
99.2	Press Release dated November 5, 2020, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed November 5, 2020
99.3	Supplemental Financial Information, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed November 5, 2020
101.1

The following information from the Company’s annual report on Form 10-K for the year ended December 31, 2020, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows