Form 10-Q
period 2021-03-31
Bluerock Residential Growth REIT, Inc.
filed 2021-05-10
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Number of shares outstanding of the registrant’s

classes of common stock, as of May 6, 2021:

Class A Common Stock: 28,215,731 shares

Class C Common Stock: 76,603 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-Q

March 31, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	March 31,	December 31,
	2021	2020
ASSETS
Net Real Estate Investments
Land	$268,731	$279,481
Buildings and improvements	1,757,833	1,889,471
Furniture, fixtures and equipment	76,790	78,438
Total Gross Real Estate Investments	2,103,354	2,247,390
Accumulated depreciation	(187,553)	(186,426)
Total Net Operating Real Estate Investments	1,915,801	2,060,964
Operating real estate held for sale, net	32,518	36,213
Total Net Real Estate Investments	1,948,319	2,097,177
Cash and cash equivalents	148,070	83,868
Restricted cash	32,618	35,093
Notes and accrued interest receivable, net	169,712	157,734
Due from affiliates	10,447	339
Accounts receivable, prepaids and other assets, net	39,198	29,502
Preferred equity investments and investments in unconsolidated real estate joint ventures, net	65,874	83,485
In-place lease intangible assets, net	1,111	2,594
Non-real estate assets associated with operating real estate held for sale	176	145
Total Assets	$2,415,525	$2,489,937

LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
Mortgages payable	$1,434,318	$1,490,932
Mortgages payable associated with operating real estate held for sale	26,433	38,773
Revolving credit facilities	—	33,000
Accounts payable	1,500	1,317
Other accrued liabilities	29,023	31,025
Due to affiliates	665	618
Distributions payable	13,035	13,421
Liabilities associated with operating real estate held for sale	624	383
Total Liabilities	1,505,598	1,609,469
8.250% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 10,875,000 shares authorized; no shares and 2,201,547 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	54,332
6.000% Series B Redeemable Preferred Stock, liquidation preference $1,000 per share, 1,225,000 shares authorized; 440,934 and 513,489 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	402,243	469,907
7.625% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,295,845 shares issued and outstanding as of March 31, 2021 and December 31, 2020	56,533	56,462
6.150% Series T Redeemable Preferred Stock, liquidation preference $25.00 per share, 32,000,000 shares authorized; 13,622,291 and 9,717,917 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	308,362	219,967
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 197,900,000 shares authorized; no shares issued and outstanding	—	—
7.125% Series D Cumulative Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,774,338 shares issued and outstanding as of March 31, 2021 and December 31, 2020	66,867	66,867
Common stock - Class A, $0.01 par value, 747,509,582 shares authorized; 25,110,432 and 22,020,950 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	251	220
Common stock - Class C, $0.01 par value, 76,603 shares authorized; 76,603 shares issued and outstanding as of March 31, 2021 and December 31, 2020	1	1
Additional paid-in-capital	332,926	304,710
Distributions in excess of cumulative earnings	(293,766)	(313,392)
Total Stockholders’ Equity	106,279	58,406
Noncontrolling Interests
Operating Partnership units	14,427	(3,272)
Partially owned properties	22,083	24,666
Total Noncontrolling Interests	36,510	21,394
Total Equity	142,789	79,800
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$2,415,525	$2,489,937

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Revenues
Rental and other property revenues	$51,081	$50,353
Interest income from mezzanine loan and ground lease investments	4,721	5,888
Total revenues	55,802	56,241

Expenses
Property operating	19,932	19,299
Property management fees	1,281	1,294
General and administrative	6,645	6,371
Acquisition and pursuit costs	11	1,269
Weather-related losses, net	400	—
Depreciation and amortization	20,322	20,921
Total expenses	48,591	49,154
Operating income	7,211	7,087
Other income (expense)
Other income	152	40
Preferred returns on unconsolidated real estate joint ventures	2,287	2,415
Provision for credit losses	(542)	—
Gain on sale of real estate investments	68,913	253
Loss on extinguishment of debt and debt modification costs	(3,040)	—
Interest expense, net	(13,835)	(14,916)
Total other income (expense)	53,935	(12,208)
Net income (loss)	61,146	(5,121)
Preferred stock dividends	(14,617)	(13,547)
Preferred stock accretion	(7,022)	(3,925)
Net income (loss) attributable to noncontrolling interests
Operating Partnership units	10,160	(5,822)
Partially owned properties	5,766	(278)
Net income (loss) attributable to noncontrolling interests	15,926	(6,100)
Net income (loss) attributable to common stockholders	$23,581	$(16,493)

Net income (loss) per common share - Basic	$1.00	$(0.70)

Net income (loss) per common share – Diluted	$1.00	$(0.70)

Weighted average basic common shares outstanding	23,089,364	24,087,811
Weighted average diluted common shares outstanding	23,288,089	24,087,811

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2021

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
							Additional		Net Income
	Number of		Number of		Number of		Paid-	Cumulative	to	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Value	in Capital	Distributions	Stockholders	Interests	Total Equity
Balance, January 1, 2021	22,020,950	$220	76,603	$1	2,774,338	$66,867	$304,710	$(350,154)	$36,762	$21,394	$79,800

Issuance of Class A common stock, net	799	—	—	—	—	—	10	—	—	—	10
Issuance of Class A common stock due to Series B warrant exercise	20,888	—	—	—	—	—	132	—	—	—	132
Repurchase of Class A common stock	(3,557,562)	(36)	—	—	—	—	(40,684)	—	—	—	(40,720)
Issuance of Long-Term Incentive Plan (“LTIP”) Units for director compensation	—	—	—	—	—	—	—	—	—	374	374
Issuance of LTIP Units for executive bonuses	—	—	—	—	—	—	—	—	—	2,170	2,170
Issuance of LTIP Units for executive salaries	—	—	—	—	—	—	—	—	—	220	220
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	1,816	1,816
Vesting of restricted Class A common stock, net of forfeitures	(11,090)	—	—	—	—	—	60	—	—	—	60
Issuance of LTIP Units for expense reimbursements	—	—	—	—	—	—	—	—	—	397	397
Common stock distributions declared	—	—	—	—	—	—	—	(3,955)	—	—	(3,955)
Series A Preferred Stock distributions declared	—	—	—	—	—	—	—	(706)	—	—	(706)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	(35)	—	—	(35)
Company redemption of Series A Preferred Stock accretion	—	—	—	—	—	—	—	(710)	—	—	(710)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(7,089)	—	—	(7,089)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(4,845)	—	—	(4,845)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,094)	—	—	(1,094)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(71)	—	—	(71)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,235)	—	—	(1,235)
Series T Preferred Stock distributions declared	—	—	—	—	—	—	—	(4,493)	—	—	(4,493)
Series T Preferred Stock accretion	—	—	—	—	—	—	—	(1,361)	—	—	(1,361)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,841)	(1,841)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(8,349)	(8,349)
Conversion of Operating Partnership Units into Class A common stock	62,023	1	—	—	—	—	(23)	—	—	24	2
Holder redemptions of Series T Preferred Stock and conversion into Class A common stock	56,157	1	—	—	—	—	640	—	—	—	641
Holder redemptions of Series B Preferred Stock and conversion into Class A common stock	116,475	1	—	—	—	—	1,377	—	—	—	1,378
Company redemptions of Series B Preferred Stock and conversion into Class A common stock	6,401,792	64	—	—	—	—	71,061	—	—	—	71,125
Company redemption of Series A Preferred Stock activity	—	—	—	—	—	—	22	—	—	—	22
Adjustment for noncontrolling interest ownership in Operating Partnership	—	—	—	—	—	—	(4,379)	—	—	4,379	—
Net income	—	—	—	—	—	—	—	—	45,220	15,926	61,146

Balance, March 31, 2021	25,110,432	$251	76,603	$1	2,774,338	$66,867	$332,926	$(375,748)	$81,982	$36,510	$142,789

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE THREE MONTHS ENDED MARCH 31, 2020

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
							Additional		Net Income
	Number of		Number of		Number of		Paid-	Cumulative	to	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Value	in Capital	Distributions	Stockholders	Interests	Total Equity
Balance, January 1, 2020	23,422,557	$234	76,603	$1	2,850,602	$68,705	$311,683	$(259,254)	$6,122	$48,170	$175,661
Issuance of Class A common stock, net	167,398	2	—	—	—	—	1,965	—	—	—	1,967
Issuance of Class A common stock due to Series B warrant exercise	11,172	—	—	—	—	—	121	—	—	—	121
Repurchase of Class A common stock	(1,028,293)	(10)	—	—	—	—	(11,598)	—	—	—	(11,608)
Issuance of LTIP Units for director compensation	—	—	—	—	—	—	—	—	—	343	343
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	1,858	1,858
Vesting of restricted Class A common stock	—	—	—	—	—	—	142	—	—	—	142
Issuance of LTIP Units for expense reimbursements	—	—	—	—	—	—	—	—	—	505	505
Common stock distributions declared	—	—	—	—	—	—	—	(3,913)	—	—	(3,913)
Series A Preferred Stock distributions declared	—	—	—	—	—	—	—	(2,950)	—	—	(2,950)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	(205)	—	—	(205)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(7,848)	—	—	(7,848)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(3,433)	—	—	(3,433)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,107)	—	—	(1,107)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(79)	—	—	(79)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,269)	—	—	(1,269)
Series T Preferred Stock distributions declared	—	—	—	—	—	—	—	(373)	—	—	(373)
Series T Preferred Stock accretion	—	—	—	—	—	—	—	(208)	—	—	(208)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,591)	(1,591)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(407)	(407)
Holder redemption of Series B Preferred Stock and conversion into Class A common stock	108,149	1	—	—	—	—	1,178	—	—	—	1,179
Company redemption of Series B Preferred Stock and conversion into Class A common stock	1,334,501	13	—	—	—	—	15,764	—	—	—	15,777
Cash redemption of Series B Preferred Stock	—	—	—	—	—	—	6	—	—	—	6
Series B warrant activity and exercise, net	—	—	—	—	—	—	(21)	—	—	—	(21)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(116)	—	—	—	(116)
Adjustment for noncontrolling interest ownership in Operating Partnership	—	—	—	—	—	—	(322)	—	—	322	—
Net income (loss)	—	—	—	—	—	—	—	—	979	(6,100)	(5,121)
Balance, March 31, 2020	24,015,484	$240	76,603	$1	2,850,602	$68,705	$318,802	$(280,639)	$7,101	$43,100	$157,310

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$61,146	$(5,121)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,199	21,897
Amortization of fair value adjustments	(252)	(100)
Preferred returns on unconsolidated real estate joint ventures	(2,287)	(2,415)
Gain on sale of real estate investments	(68,913)	(253)
Fair value adjustment of interest rate caps	35	(29)
Loss on extinguishment of debt and debt modification costs	3,040	—
Provision for credit losses	542	—
Distributions of income and preferred returns from preferred equity investments and unconsolidated real estate joint ventures	3,317	4,636
Share-based compensation attributable to equity incentive plan	2,190	2,201
Share-based compensation attributable to executive salaries	220	—
Share-based compensation attributable to restricted stock grants	60	142
Share-based expense to BRE – LTIP Units	397	505
Changes in operating assets and liabilities:
Due to affiliates, net	48	2,866
Accounts receivable, prepaids and other assets	(2,880)	(8,460)
Notes and accrued interest receivable	(876)	177
Accounts payable and other accrued liabilities	554	3,070
Net cash provided by operating activities	17,540	19,116

Cash flows from investing activities:
Acquisitions of real estate investments	—	(109,067)
Capital expenditures	(4,162)	(6,201)
Investment in notes receivable and ground lease	(19,837)	(1,565)
Repayments on notes receivable	—	29,000
Proceeds from sale of real estate investments	203,267	253
Proceeds from sale and redemption of unconsolidated real estate joint ventures	15,233	35,542
Purchase of interests from noncontrolling interests	—	(116)
Investment in unconsolidated real estate joint venture interests	(7,821)	(12,882)
Net cash provided by (used in) investing activities	186,680	(65,036)

Cash flows from financing activities:
Distributions to common stockholders	(3,642)	(3,828)
Distributions to noncontrolling interests	(9,886)	(1,790)
Distributions to preferred stockholders	(15,620)	(13,323)
Borrowings on mortgages payable	12,880	6,861
Repayments on mortgages payable including prepayment penalties	(84,774)	(1,912)
Proceeds from credit facilities	30,000	156,703
Repayments on credit facilities	(63,000)	(71,950)
Payments of deferred financing fees	(486)	(1,239)
Net proceeds from issuance of Class A common stock	10	1,967
Repurchase of Class A common stock	(40,720)	(11,608)
Redemption of 8.250% Series A Redeemable Preferred Stock	(55,055)	—
Retirement of 6.0% Series B Redeemable Preferred Stock	—	(305)
Net proceeds from exercise of Warrants associated with the 6.0% Series B Redeemable Preferred Stock	178	115
Net proceeds from issuance of 6.150% Series T Redeemable Preferred Stock	87,675	51,557
Payments to redeem 6.0% Series B Redeemable Preferred Stock	(53)	(61)
Net cash (used in) provided by financing activities	(142,493)	111,187

Net increase in cash, cash equivalents and restricted cash	$61,727	$65,267
Cash, cash equivalents and restricted cash, beginning of year	118,961	50,768
Cash, cash equivalents and restricted cash, end of period	$180,688	$116,035

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$148,070	$94,180
Restricted cash	32,618	21,855
Total cash, cash equivalents and restricted cash, end of year	$180,688	$116,035

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$13,312	$13,737

Supplemental disclosure of non-cash investing and financing activities
Distributions payable - declared and unpaid	$13,035	$14,057
Mortgage assumed upon property acquisition	$—	$30,997
Capital expenditures held in accounts payable and other accrued liabilities	$36	$(284)

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

As of March 31, 2021, the Company held investments in fifty-five real estate properties, consisting of thirty-four consolidated operating properties and twenty-one properties through preferred equity, mezzanine loan or ground lease investments. Of the property interests held through preferred equity, mezzanine loan or ground lease investments, five are under development, one is in lease-up and fifteen properties are stabilized. The fifty-five properties contain an aggregate of 16,457 units, comprised of 11,584 consolidated operating units and 4,873 units through preferred equity, mezzanine loan or ground lease investments. As of March 31, 2021, the Company's consolidated operating properties were approximately 95.8% occupied.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or the Operating Partnership’s wholly-owned subsidiaries, owns substantially all the property interests acquired and investments made on the Company’s behalf. As of March 31, 2021, limited partners other than the Company owned approximately 31.01% of the common units of the Operating Partnership (17.28% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 13.73% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 6.09% which are not vested at March 31, 2021).

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

In cases where the Company holds a preferred equity investment in real estate joint ventures where the preferred equity interest must be redeemed by the issuing entity or is redeemable at the Company’s option, the preferred equity investment is accounted for as a held to maturity debt security. These preferred equity investments have a mandatory redemption provision, and the Company has the intent and ability to hold the investment until redemption. The preferred equity investments are included in the Company’s consolidated financial statements as “Preferred equity investments and investments in unconsolidated real estate joint ventures.” All significant intercompany accounts and transactions have been eliminated in the consolidated financial statements.

The Company will consider future preferred equity investments and mezzanine loan investments for consolidation in accordance with the provisions required by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810: Consolidation.

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

The Company believes it currently has a stable financial condition: as of March 31, 2021, the Company collected 97% of rents from its multifamily properties for the three months ended March 31, 2021. In prior quarters, the Company had provided rent deferral payment plans as a result of hardships certain tenants experienced due to the impact of COVID-19; for the quarter ended March 31, 2021, the Company did not provide any rent deferral payment plans, compared to the onset of the COVID-19 pandemic (quarter ended June 30, 2020) in which 1% of the tenant base was on payment plans. Although the Company may receive tenant requests for rent deferrals in the coming months, the Company does not expect to waive its contractual rights under its lease agreements. Further, while occupancy remains strong at 95.8% as of March 31, 2021, in future periods, the Company may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants, as a result of the impact of COVID-19.

Summary of Significant Accounting Policies

Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission ("SEC") on February 23, 2021 for discussion of the Company's significant accounting policies. During the three months ended March 31, 2021, there were no material changes to these policies.

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

The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date but does not include all the information and disclosures required by GAAP for complete financial statements. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in our audited consolidated financial statements for the year ended December 31, 2020 contained in the Annual Report on Form 10-K as filed with the SEC on February 23, 2021.

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

New Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”). The guidance in ASU 2020-06 simplifies the accounting for convertible debt and convertible preferred stock by removing the requirements to separately present certain conversion features in equity. In addition, the amendments in the ASU 2020-06 also simplify the guidance in ASC Subtopic 815-40, Derivatives and Hedging: Contracts in Entity’s Own Equity, by removing certain criteria that must be satisfied to classify a contract as equity, which is expected to decrease the number of freestanding instruments and embedded derivatives accounted for as assets or liabilities. Finally, the amendments revise the guidance on calculating earnings per share, requiring use of the if-converted method for all convertible instruments and rescinding an entity’s ability to rebut the presumption of share settlement for instruments that may be settled in cash or other assets. The amendments in ASU 2020-06 are effective for the Company for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The guidance must be adopted as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of this new guidance.

In January 2021, the FASB issued ASU No. 2021-01 "Reference Rate Reform (Topic 848)" ("ASU 2021-01"). The amendments in ASU 2021-01 permit entities to elect certain optional expedients in connection with reference rate reform activities and their impact on debt, contract modifications and derivative instruments as it is expected the global market will transition from LIBOR and other interbank offered rates to alternative reference rates. The amendments in ASU 2021-01 can be applied retrospectively to interim periods that include or are subsequent to March 12, 2020 or applied prospectively through December 31, 2022. The Company is currently evaluating the impact of this new guidance.

Note 3 – Sale of Real Estate Assets and Held for Sale Properties

Sale of ARIUM Grandewood

On January 28, 2021, the Company closed on the sale of ARIUM Grandewood located in Orlando, Florida. The property was sold for approximately $65.3 million, subject to certain prorations and adjustments typical in such real estate transactions. ARIUM Grandewood was encumbered by a $39.1 million senior mortgage through the Master Credit Facility Agreement (refer to Note 8 for further information). Under the agreement, the Company had the option to forgo the repayment of the principal balance and any related prepayment penalties and costs by substituting the collateral securing the senior mortgage with collateral of the same or higher value. The Company elected to substitute the ARIUM Grandewood collateral with its Falls at Forsyth property and the transaction was completed on February 18, 2021. After consideration of the $39.1 million senior mortgage and payment of closing costs and fees of $1.1 million, the sale of ARIUM Grandewood generated net proceeds of approximately $25.1 million and a gain on sale of approximately $27.7 million. The Company recorded debt modification costs of $0.1 million related to the collateral substitution transaction.

Sale of James at South First

On February 24, 2021, the Company closed on the sale of James at South First located in Austin, Texas. The property was sold for $50.0 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of existing mortgage indebtedness encumbering the property in the amount of $25.6 million, the payment of early extinguishment of debt costs of $2.5 million and payment of closing costs and fees of $0.5 million, the sale of the property generated net proceeds of approximately $21.1 million and a gain on sale of approximately $17.4 million, of which the Company’s pro rata share of the proceeds was approximately $18.1 million and pro rata share of the gain was approximately $14.5 million. The Company recorded a loss on extinguishment of debt of $2.6 million related to the sale.

Sale of Marquis at The Cascades

On March 1, 2021, the Company closed on the sale of the Marquis at The Cascades properties, located in Tyler, Texas, pursuant to the terms and conditions of two separate purchase and sales agreements. The properties were sold for approximately $90.9 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the properties in the amount of $53.6 million and payment of closing costs and fees of $0.3 million, the sale of the properties generated net proceeds of approximately $37.3 million and a gain on sale of approximately $23.7 million, of which the Company’s pro rata share of the proceeds was approximately $32.6 million and pro rata share of the gain was approximately $20.1 million. The Company recorded a loss on extinguishment of debt of $0.3 million related to the sale.

Sale of The Conley Interests

On March 18, 2021, The Conley, the underlying asset of an unconsolidated joint venture located in Leander, Texas, was sold. Upon the sale, the Company’s preferred equity investment was redeemed by the joint venture for $16.5 million, which included its original preferred investment of $15.2 million and accrued preferred return of $1.3 million.

Sale of Alexan Southside Place Interests

On March 25, 2021, Alexan Southside Place, the underlying asset of an unconsolidated joint venture located in Houston, Texas, was sold. The Company’s preferred equity investment of $10.1 million, which is net of the $15.9 million provision for credit loss recorded in the fourth quarter 2020, was classified as a related party receivable at March 31, 2021 as certain proceeds from the sale were not distributed by quarter end. The receivable is included in due from affiliates in the Company’s consolidated balance sheet. Of the $10.1 million investment, the Company received $9.8 million in April 2021 with the remaining $0.3 million expected to be received before year end. The remaining amount represents a holdback for a six-month representations and warranty period related to the sale.

Held for Sale

The Company entered into a purchase and sale agreement for the sale of Plantation Park, located in Lake Jackson, Texas. The Company has classified the property as held for sale as of March 31, 2021. Refer to Note 14 for further information.

Note 4 – Investments in Real Estate

As of March 31, 2021, the Company held investments in thirty-four consolidated operating properties and twenty-one properties through preferred equity, mezzanine loan or ground lease investments. The following tables provide summary information regarding the Company’s consolidated operating properties and preferred equity, mezzanine loan and ground lease investments.

Consolidated Operating Properties

		Number of	Date Built /	Ownership
Multifamily Community Name	Location	Units	Renovated (1)	Interest
ARIUM Glenridge	Atlanta, GA	480	1990	90%
ARIUM Hunter’s Creek	Orlando, FL	532	1999	100%
ARIUM Metrowest	Orlando, FL	510	2001	100%
ARIUM Westside	Atlanta, GA	336	2008	90%
Ashford Belmar	Lakewood, CO	512	1988/1993	85%
Avenue 25	Phoenix, AZ	254	2013	100%
Carrington at Perimeter Park	Morrisville, NC	266	2007	100%
Chattahoochee Ridge	Atlanta, GA	358	1996	90%
Chevy Chase	Austin, TX	320	1971	92%
Cielo on Gilbert	Mesa, AZ	432	1985	90%
Citrus Tower	Orlando, FL	336	2006	97%
Denim	Scottsdale, AZ	645	1979	100%
Elan	Austin, TX	270	2007	100%
Element	Las Vegas, NV	200	1995	100%
Falls at Forsyth	Cumming, GA	356	2019	100%
Gulfshore Apartment Homes	Naples, FL	368	2016	100%
Navigator Villas	Pasco, WA	176	2013	90%
Outlook at Greystone	Birmingham, AL	300	2007	100%
Park & Kingston	Charlotte, NC	168	2015	100%
Pine Lakes Preserve	Port St. Lucie, FL	320	2003	100%
Plantation Park	Lake Jackson, TX	238	2016	80%
Providence Trail	Mount Juliet, TN	334	2007	100%
Roswell City Walk	Roswell, GA	320	2015	98%
Sands Parc	Daytona Beach, FL	264	2017	100%
The Brodie	Austin, TX	324	2001	100%
The District at Scottsdale	Scottsdale, AZ	332	2018	100%
The Links at Plum Creek	Castle Rock, CO	264	2000	88%
The Mills	Greenville, SC	304	2013	100%
The Preserve at Henderson Beach	Destin, FL	340	2009	100%
The Reserve at Palmer Ranch	Sarasota, FL	320	2016	100%
The Sanctuary	Las Vegas, NV	320	1988	100%
Veranda at Centerfield	Houston, TX	400	1999	93%
Villages of Cypress Creek	Houston, TX	384	2001	80%
Wesley Village	Charlotte, NC	301	2010	100%
Total		11,584

(1)	Represents date of last significant renovation or year built if there were no renovations.

Depreciation expense was $18.7 million and $18.2 million for the three months ended March 31, 2021 and 2020, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. Amortization expense related to the in-place leases was $1.5 million and $2.6 million for the three months ended March 31, 2021 and 2020, respectively.

Preferred Equity, Mezzanine Loan and Ground Lease Investments

			Actual /
		Actual /	Estimated	Actual / Estimated
		Planned	Initial	Construction
Multifamily Community Name	Location	Number of Units	Occupancy	Completion
Lease-up Investments (1)
Motif	Fort Lauderdale, FL	385	1Q 2020	2Q 2020
Total lease-up units		385

Development Investments (1)
Zoey	Austin, TX	307	1Q 2022	2Q 2022
Reunion Apartments	Orlando, FL	280	1Q 2022	3Q 2022
Avondale Hills	Decatur, GA	240	1Q 2023	1Q 2023
The Hartley at Blue Hill, formerly The Park at Chapel Hill	Chapel Hill, NC	414	4Q 2021	1Q 2023
Encore Chandler	Chandler, AZ	208	2Q 2023	3Q 2023
Total development units		1,449

Multifamily Community Name	Location	Number of Units
Operating Investments (1)
Alexan CityCentre	Houston, TX	340
Belmont Crossing (2)	Smyrna, GA	192
Domain at The One Forty	Garland, TX	299
Georgetown Crossing (2)	Savannah, GA	168
Hunter’s Pointe (2)	Pensacola, FL	204
Mira Vista	Austin, TX	200
Park on the Square (2)	Pensacola, FL	240
Sierra Terrace (2)	Atlanta, GA	135
Sierra Village (2)	Atlanta, GA	154
The Commons(2)	Jacksonville, FL	328
The Riley	Richardson, TX	262
Thornton Flats	Austin, TX	104
Vickers Historic Roswell	Roswell, GA	79
Water’s Edge (2)	Pensacola, FL	184
Wayford at Concord	Concord, NC	150
Total operating units		3,039
Total units		4,873

(1)	Properties in which the Company has a mezzanine loan, preferred equity or ground lease investment. Operating investments represent stabilized operating properties. Refer to Note 5, Note 6 and Note 13 for further information.
(2)	Belmont Crossing, Georgetown Crossing, Hunter’s Pointe, Park on the Square, Sierra Terrace, Sierra Village, The Commons and Water’s Edge are collectively known as the Strategic Portfolio. Refer to Note 6 for further information.

Note 5 – Notes and Interest Receivable

Following is a summary of the notes and accrued interest receivable due from mezzanine loan investments as of March 31, 2021 and December 31, 2020 (amounts in thousands):

	March 31,	December 31,
Property	2021	2020
Avondale Hills	$7,881	$1,021
Domain at The One Forty	24,526	24,315
Motif	77,549	75,436
Reunion Apartments	10,466	8,161
The Hartley at Blue Hill, formerly The Park at Chapel Hill	37,423	36,927
Vickers Historic Roswell	12,442	12,048
Total	$170,287	$157,908
Provision for credit losses (1)	(575)	(174)
Total, net	$169,712	$157,734

(1)	Refer to the Provision for Credit Losses table below.

Provision for Credit Losses

As of March 31, 2021, the Company’s provision for credit losses on its mezzanine loan investments was $0.6 million on a carrying amount of $170.3 million of these investments. Changes in provision for credit losses of the Company’s mezzanine loan investments at March 31, 2021 and December 31, 2020 are summarized in the table below (amounts in thousands):

	March 31,	December 31,
	2021	2020
Provision for credit losses, beginning of the period	$174	$—
Provision for credit loss on pool of assets, net (1)	401	174
Provision for credit losses, end of period	$575	$174

(1)	Under Current Expected Credit Losses (CECL), a provision for credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The change in the provision during the three months ended March 31, 2021 was a result of an increase in the trailing twelve-month historical default rate.

Following is a summary of the interest income from mezzanine loan and ground lease investments for the three months ended March 31, 2021 and 2020 (amounts in thousands):

	Three Months Ended
	March 31,
Property	2021	2020
Arlo (1)	$—	$1,020
Avondale Hills	117	—
Domain at The One Forty	239	322
Motif	2,374	2,400
Novel Perimeter (1)	—	770
Reunion Apartments	290	—
The Hartley at Blue Hill	1,023	935
Vickers Historic Roswell	440	429
Zoey (2)	238	12
Total	$4,721	$5,888

(1)	In the fourth quarter 2020, the Arlo and Novel Perimeter properties were sold, and the mezzanine loans provided by the Company were paid off in full.
(2)	Refer to Note 13 for further information about the Zoey Ground Lease.

The occupancy percentages of the Company's mezzanine loan investment properties at March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
Property	2021	2020
Avondale Hills	(1)	(2)
Domain at The One Forty	95.7%	92.6%
Motif	77.9%	62.1%
Reunion Apartments	(1)	(2)
The Hartley at Blue Hill	(1)	(2)
Vickers Historic Roswell	100.0%	96.2%

(1)	The development had not commenced lease-up as of March 31, 2021.
(2)	The development had not commenced lease-up as of December 31, 2020.

Motif Financing

On January 27, 2021, the Motif property owner entered into a  $88.8 million bridge loan (the “Motif Bridge Loan”) secured by the Motif property and used the proceeds in part to pay off the outstanding balance, in full, of the Motif Construction Loan. The Motif Bridge Loan matures on August 1, 2023, contains a six-month extension option, subject to certain conditions, and bears interest at a floating basis of LIBOR + 3.70%, subject to a minimum interest rate of  3.85%, with interest-only payments through the term of the loan. The Motif Bridge Loan may be prepaid, subject to an exit fee, without prepayment penalties beginning (i) August 1, 2021 if prepayment is being made in connection with the lender providing a permanent mortgage loan, or (ii) February 1, 2022 otherwise.

On March 29, 2021, the Company entered into an amended and restated mezzanine loan agreement (the “Motif Mezz Loan”) with BR Flagler JV Member, LLC (“Motif JV Member”) to increase its loan commitment to $88.6 million, of which $76.7 million has been funded as of March 31, 2021. As part of the agreement, the Company agreed to reduce, after December 31, 2021, the Motif Mezz Loan’s current fixed rate of 12.9% per annum as follows: 9.0% per annum for the calendar year 2022 and 6.0% per annum for the calendar year 2023 and thereafter. In conjunction with entering the amended and restated Motif Mezz Loan, the Company entered into an amended operating agreement for Motif JV Member with Bluerock Special Opportunity + Income Fund II, LLC (“Fund II”) and Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”). In consideration for the Company reducing the Motif Mezz Loan interest rate, Fund II and Fund III agreed to (a) admit BRG Flagler Village Profit Share, LLC (the “Motif PS”), a wholly-owned subsidiary of the Company, as an additional member of Motif JV Member, (b) grant Motif PS a 50% participation in any profits achieved in a sale after repayment of the Motif Mezz Loan and the Company, Fund II and Fund III each receive full return of their respective capital contributions, and (c) grant the Company a right to compel Motif JV Member to refinance and/or sell the Motif property beginning January 1, 2023. The Motif Mezz Loan matures on March 29, 2026 and can be prepaid without penalty.

Note 6 – Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The carrying amount of the Company’s preferred equity investments and investments in unconsolidated real estate joint ventures as of March 31, 2021 and December 31, 2020 is summarized in the table below (amounts in thousands):

	March 31,	December 31,
Property	2021	2020
Alexan CityCentre	$15,725	$15,063
Alexan Southside Place (1)	—	26,038
Mira Vista	5,250	5,250
Strategic Portfolio (2)	27,054	27,054
The Conley (3)	—	15,036
The Riley	6,961	—
Thornton Flats	4,600	4,600
Wayford at Concord	6,500	6,500
Other	99	97
Total	$66,189	$99,638
Provision for credit losses (4)	(315)	(16,153)
Total, net	$65,874	$83,485

(1)	On March 25, 2021, Alexan Southside Place, the property underlying the Company's preferred equity investment, was sold. Refer to Note 3 for further information.
(2)	Belmont Crossing, Georgetown Crossing, Hunter's Pointe, Park on the Square, Sierra Terrace, Sierra Village, The Commons and Water's Edge are collectively known as the Strategic Portfolio.
(3)	On March 18, 2021, the Company's preferred equity investment in The Conley was redeemed. Refer to Note 3 for further information.
(4)	Refer to the Provision for Credit Losses table below.

Provision for Credit Losses

As of March 31, 2021, the Company’s provision for credit losses on its preferred equity investments was $0.3 million on a carrying amount of $66.2 million of these investments. Changes in provision for credit losses of the Company’s preferred equity investments at March 31, 2021 and December 31, 2020 are summarized in the table below (amounts in thousands):

	March 31,	December 31,
	2021	2020
Provision for credit losses, beginning of the period	$16,153	$—
Provision for credit loss on pool of assets, net (1)	92	223
Provision for credit loss – Alexan Southside Place (2)	(15,930)	15,930
Provision for credit losses, end of period	$315	$16,153

(1)	Under Current Expected Credit Losses (CECL), a provision for credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The change in the provision during the three months ended March 31, 2021 was a result of an increase in the trailing twelve-month historical default rate.
(2)	On March 25, 2021, Alexan Southside Place, the property underlying the Company’s preferred equity investment, was sold. Refer to Note 3 for further information.

As of March 31, 2021, the Company, through wholly-owned subsidiaries of the Operating Partnership, had outstanding equity investments in ten joint ventures, each of which was created to develop a multifamily property.

Seven of the ten equity investments, Alexan CityCentre, Encore Chandler, Mira Vista, Strategic Portfolio, The Riley, Thornton Flats, and Wayford at Concord are preferred equity investments that are classified as held to maturity debt securities as the Company has the intention and ability to hold the investments to maturity. The Company earns a fixed return on these investments which is included within preferred returns on unconsolidated real estate joint ventures in its consolidated statements of operations. The joint venture is the controlling member in an entity whose purpose is to develop or operate a multifamily property.

Three of the ten equity investments, Domain at The One Forty, Motif and Vickers Historic Roswell, represent a remaining 0.5% common interest in joint ventures where, in some cases, the Company had previously redeemed its preferred equity investment in the joint ventures and provided a mezzanine loan. Refer to Note 5 for further information.

The preferred returns on the Company’s unconsolidated real estate joint ventures for the three months ended March 31, 2021 and 2020 are summarized below (amounts in thousands):

	Three Months Ended
	March 31,
Property	2021	2020
Alexan CityCentre	$663	$591
Alexan Southside Place	—	315
Helios (1)	—	(159)
Mira Vista	133	134
Riverside Apartments	—	409
Strategic Portfolio	710	297
The Conley	405	476
The Riley	64	—
Thornton Flats	102	103
Wayford at Concord	210	193
Whetstone Apartments	—	56
Total preferred returns on unconsolidated joint ventures	$2,287	$2,415

(1)	Of the ($159) loss incurred at Helios for the three months ended March 31, 2020, ($143) pertains to costs related to the sale of Helios.

The occupancy percentages of the Company’s unconsolidated real estate joint ventures at March 31, 2021 and December 31, 2020 are as follows:

	March 31,	December 31,
Property	2021	2020
Alexan CityCentre	95.3%	94.1%
Encore Chandler	(1)	(2)
Mira Vista	96.5%	95.0%
Strategic Portfolio
Belmont Crossing	89.6%	91.7%
Georgetown Crossing	89.3%	88.7%
Hunter’s Pointe	99.5%	99.0%
Park on the Square	97.5%	97.5%
Sierra Terrace	91.9%	89.6%
Sierra Village	85.1%	87.7%
The Commons	95.1%	93.9%
Water’s Edge	97.8%	99.5%
The Riley	94.7%	—
Thornton Flats	97.1%	88.5%
Wayford at Concord	90.7%	80.7%

(1)	The development had not commenced lease-up as of March 31, 2021.
(2)	The development had not commenced lease-up as of December 31, 2020.

Alexan Southside Place Interests

On March 25, 2021, Alexan Southside Place, the property underlying the Company’s preferred equity investment, was sold. Refer to Note 3 for further information.

The Conley Interests

On March 18, 2021, the Company’s preferred equity investment in The Conley was redeemed. Refer to Note 3 for further information.

The Riley Interests

On March 1, 2021, the Company made a $7.0 million preferred equity investment in a joint venture (the “Riley JV”) with an unaffiliated third party for a stabilized property in Richardson, Texas known as The Riley. The Company earns a 6.0% current return and a 5.0% accrued return for a total preferred return of 11.0%. The Riley JV is required to redeem the Company’s preferred membership interest plus any accrued but unpaid preferred return on the earlier date which is: (i)(a) the refinancing or (b) maturity of the property loan, detailed below, (ii) the sale of the property, or (iii) any other acceleration event.

In conjunction with The Riley investment, The Riley property owner, which is owned by an entity in which the Company has an equity interest, entered into a  $44.1 million senior mortgage loan. The loan matures on March 9, 2024, contains two (2) one-year extension options, subject to certain conditions, and is secured by the fee simple interest in The Riley property. The loan bears interest at a floating basis of the greater of LIBOR or 0.15%, plus 3.35%, with interest-only payments during the initial term of the loan. The loan can only be prepaid in full and is subject to yield maintenance through June 9, 2022.

Note 7 – Revolving Credit Facilities

The outstanding balances on the revolving credit facilities as of March 31, 2021 and December 31, 2020 are as follows (amounts in thousands):

	March 31,	December 31,
Revolving Credit Facilities	2021	2020
Amended Senior Credit Facility	$—	$33,000
Second Amended Junior Credit Facility	—	—
Total	$—	$33,000

Amended Senior Credit Facility

On March 6, 2020, the Company entered into the Amended Senior Credit Facility. The Amended Senior Credit Facility provides for a revolving loan with an initial commitment amount of $100 million, which commitment contains an accordion feature to a maximum total commitment of up to $350 million. Borrowings under the Amended Senior Credit Facility bear interest, at the Company’s option, at LIBOR plus 1.30% to 1.65% or the base rate plus 0.30% to 0.65%, depending on the Company’s leverage ratio. The Company pays an unused fee at an annual rate of 0.15% to 0.20% of the unused portion of the Amended Senior Credit Facility, depending on the borrowings outstanding. The Amended Senior Credit Facility matures on March 6, 2023 and contains two one-year extension options, subject to certain conditions. The Amended Senior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio and minimum tangible net worth. At March 31, 2021, the Company was in compliance with all covenants under the Amended Senior Credit Facility. The Company has guaranteed the obligations under the Amended Senior Credit Facility and has pledged certain assets as collateral.

The Amended Senior Credit Facility provides the Company with the ability to issue up to $50 million in letters of credit. While the issuance of letters of credit does not increase the Company’s borrowings outstanding under the Amended Senior Credit Facility, it does reduce the availability of borrowings. At March 31, 2021, the Company had one outstanding letter of credit of $0.8 million.

Second Amended Junior Credit Facility

On November 6, 2019, the Company entered into the Second Amended Junior Credit Facility. The Second Amended Junior Credit Facility provides for a revolving loan with a maximum commitment amount of $72.5 million. Borrowings under the Second Amended Junior Credit Facility bear interest, at the Company’s option, at LIBOR plus 2.75% to 3.25% or the base rate plus 1.75% to 2.25%, depending on the Company’s leverage ratio. The Company pays an unused fee at an annual rate of 0.35% to 0.40% of the unused portion of the Second Amended Junior Credit Facility, depending on the borrowings outstanding. The Second Amended Junior Credit Facility matures on December 21, 2021 and contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio, minimum debt yield, minimum tangible net worth and minimum equity raise and collateral values. At March 31, 2021, the Company was in compliance with all covenants under the Second Amended Junior Credit Facility. The Company has guaranteed the obligations under the Second Amended Junior Credit Facility and has pledged certain assets as collateral.

The availability of borrowings under the revolving credit facilities at March 31, 2021 is based on the collateral and compliance with various ratios related to those assets and was approximately $112.4 million.

Note 8 – Mortgages Payable

The following table summarizes certain information as of March 31, 2021 and December 31, 2020, with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of March 31, 2021
	March 31,	December 31,		Interest-only
Property	2021	2020	Interest Rate	through date	Maturity Date

Fixed Rate:
ARIUM Hunter’s Creek	$70,525	$70,871	3.65%	(1)	November 1, 2024
ARIUM Metrowest	64,559	64,559	4.43%	May 2021	May 1, 2025
ARIUM Westside	52,150	52,150	3.68%	August 2021	August 1, 2023
Ashford Belmar	100,675	100,675	4.53%	December 2022	December 1, 2025
Avenue 25 (2)	36,566	36,566	4.18%	July 2022	July 1, 2027
Carrington at Perimeter Park(3)	31,286	31,301	4.16%	(3)	July 1, 2027
Chattahoochee Ridge	45,338	45,338	3.25%	December 2022	December 5, 2024
Citrus Tower	40,442	40,627	4.07%	(1)	October 1, 2024
Denim(4)	101,205	101,205	3.41%	August 2024	August 1, 2029
Elan(5)	25,557	25,574	4.19%	(5)	July 1, 2027
Element	29,260	29,260	3.63%	July 2022	July 1, 2026
Falls at Forsyth (6)	19,504	—	4.35%	(1)	July 1, 2025
Gulfshore Apartment Homes	46,345	46,345	3.26%	September 2022	September 1, 2029
James on South First	—	25,674
Navigator Villas (7)	20,515	20,515	4.56%	June 2021	June 1, 2028
Outlook at Greystone	22,105	22,105	4.30%	June 2021	June 1, 2025
Park & Kingston	19,600	19,600	3.32%	November 2024	November 1, 2026
Plantation Park	—	26,625
Providence Trail	47,950	47,950	3.54%	July 2021	July 1, 2026
Roswell City Walk	49,798	50,043	3.63%	(1)	December 1, 2026
The Brodie	33,380	33,551	3.71%	(1)	December 1, 2023
The Links at Plum Creek	39,409	39,578	4.31%	(1)	October 1, 2025
The Mills	25,141	25,275	4.21%	(1)	January 1, 2025
The Preserve at Henderson Beach	48,490	48,490	3.26%	September 2028	September 1, 2029
The Reserve at Palmer Ranch	40,806	40,977	4.41%	(1)	May 1, 2025
The Sanctuary	33,707	33,707	3.31%	Interest-only	August 1, 2029
Wesley Village	39,259	39,438	4.25%	(1)	April 1, 2024
Total Fixed Rate	$1,083,572	$1,117,999

Floating Rate (8):
ARIUM Glenridge	$49,500	$49,500	1.45%	September 2021	September 1, 2025
Chevy Chase	24,400	24,400	2.44%	September 2022	September 1, 2027
Cielo on Gilbert (9)	58,000	58,000	2.65%	January 2026	January 1, 2031
Falls at Forsyth (6)	19,443	—	1.52%	(1)	July 1, 2025
Fannie Facility Advance	13,936	13,936	2.72%	June 2022	June 1, 2027
Fannie Facility Second Advance (9)	12,880	—	2.76%	March 2023	March 1, 2028
Marquis at The Cascades I	—	31,668
Marquis at The Cascades II	—	22,101
Pine Lakes Preserve	42,728	42,728	3.10%	July 2025	July 1, 2030
The District at Scottsdale (10)	74,651	75,577	1.85%	(1)	June 11, 2021 (11)
Veranda at Centerfield	26,100	26,100	1.37%	July 2021	July 26, 2023 (12)
Villages of Cypress Creek	33,520	33,520	2.67%	July 2022	July 1, 2027
Total Floating Rate	$355,158	$377,530
Total	$1,438,730	$1,495,529
Fair value adjustments	6,236	6,489
Deferred financing costs, net	(10,648)	(11,086)
Total continuing operations	$1,434,318	$1,490,932

Held for Sale
ARIUM Grandewood (6)(13)	$—	$19,585
ARIUM Grandewood (6)(13)	—	19,529
Plantation Park	26,625	—	4.64%	July 2024	July 1, 2028
Deferred financing costs, net	(192)	(341)
Total held for sale	26,433	38,773
Total mortgages payable	$1,460,751	$1,529,705

(1)	The loan requires monthly payments of principal and interest.

(2)	The principal balance includes a $29.7 million senior loan at a fixed rate of 4.02% and a $6.9 million supplemental loan at a fixed rate of 4.86%.
(3)	The principal balance includes a $27.5 million senior loan at a fixed rate of 4.09% and a $3.8 million supplemental loan at a fixed rate of 4.66%. The senior loan has monthly payments that are interest-only through July 2024, whereas the supplemental loan has monthly payments of principal and interest. Both loans have a maturity date of July 1, 2027.
(4)	The principal balance includes a $91.6 million senior loan at a fixed rate of 3.32% and a $9.6 million supplemental loan at a fixed rate of 4.22%.
(5)	The principal balance includes a $21.2 million senior loan at a fixed rate of 4.09% and a $4.4 million supplemental loan at a fixed rate of 4.66%. The senior loan has monthly payments that are interest-only through July 2024, whereas the supplemental loan has monthly payments of principal and interest. Both loans have a maturity date of July 1, 2027.
(6)	Refer to the Master Credit Facility with Fannie Mae section of this Note for further information regarding the senior mortgage substitution of collateral.
(7)	The principal balance includes a $14.8 million senior loan at a fixed rate of 4.31% and a $5.7 million supplemental loan at a fixed rate of 5.23%.
(8)	Other than Cielo on Gilbert, the Fannie Facility Second Advance and The District at Scottsdale, all the Company’s floating rate loans bear interest at one-month LIBOR + margin. In March 2021, one-month LIBOR in effect was 0.12%. LIBOR rate is subject to a rate cap. Please refer to Note 10 for further information.
(9)	The Cielo on Gilbert loan and the Fannie Facility Second Advance bear interest at a floating rate of the 30-day average SOFR+ 2.61% and + 2.70%, respectively. In March 2021, the 30-day average SOFR in effect was 0.04%. SOFR rate is subject to a rate cap. Please refer to Note 10 for further information.
(10)	The loan bears interest at a floating rate of one or three-month LIBOR + margin at the Company's discretion. The loan is not subject to a rate cap.
(11)	The loan has two (2) three-month extension options subject to certain conditions.
(12)	The loan has two (2) one-year extension options subject to certain conditions.
(13)	At December 31, 2020, ARIUM Grandewood had a fixed rate loan with a principal balance of $19.6 million and a floating rate loan with a principal balance of $19.5 million.

Deferred financing costs

Costs incurred in obtaining long-term financing are amortized on a straight-line basis to interest expense over the terms of the related financing agreements, as applicable, which approximates the effective interest method.

Loss on Extinguishment of Debt and Debt Modification Costs

Upon repayment of or in conjunction with a material change (i.e. a 10% or greater difference in the cash flows between instruments) in the terms of an underlying debt agreement, the Company writes-off any unamortized deferred financing costs and fair market value adjustments related to the original debt that was extinguished. Prepayment penalties incurred on the early repayment of debt and costs incurred in a debt modification that are not capitalized are also included within loss on extinguishment of debt and debt modification costs on the consolidated statements of operations. Loss on extinguishment of debt and debt modification costs were $3.0 million and zero for the three months ended March 31, 2021 and 2020, respectively.

Master Credit Facility with Fannie Mae

On April 30, 2018, the Company, through certain subsidiaries of the Operating Partnership, entered into a Master Credit Facility Agreement (the “Fannie Facility”), which was issued through Fannie Mae’s Multifamily Delegated Underwriting and Servicing Program. The Fannie Facility includes certain restrictive covenants, including indebtedness, liens, investments, mergers and asset sales, and distributions. The Fannie Facility also contains events of default, including payment defaults, covenant defaults, bankruptcy events, and change of control events. Each note under the Fannie Facility is cross-defaulted and cross-collateralized and the Company has guaranteed the obligations under the Fannie Facility. As of March 31, 2021, the mortgage loans secured by ARIUM Metrowest, Falls at Forsyth and Outlook at Greystone were issued under the Fannie Facility.

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

On February 18, 2021, the Company, through certain subsidiaries of the Operating Partnership, entered into a $12.9 million floating rate advance originated under the Fannie Facility (the “Fannie Facility Second Advance”). Upon the sale of ARIUM Grandewood (refer to Note 3 for further information), the Company had the option to forgo the repayment of the principal balance and any related prepayment penalties and costs by substituting the collateral securing the senior mortgage with collateral of the same or higher value. As such, the Company elected to substitute the ARIUM Grandewood collateral on the Fannie Facility with its Falls at Forsyth property. As the collateral value of Falls at Forsyth exceeded the collateral value of ARIUM Grandewood, the Company elected to receive this incremental difference in collateral value as an advance under the Fannie Facility. The Fannie Facility Second Advance matures on March 1, 2028 and bears interest at the 30-day average SOFR plus 2.70%, subject to an interest rate cap, with interest-only payments through March 2023 and then monthly payments based on thirty-year amortization. The Fannie Facility Second Advance may be prepaid without prepayment or yield maintenance beginning December 1, 2027.

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

Debt maturities

As of March 31, 2021, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2021 (April 1-December 31) (1)	$81,986
2022	13,821
2023	126,023
2024	201,580
2025	369,102
Thereafter	672,843
$1,465,355
Add: Unamortized fair value debt adjustment	6,236
Subtract: Deferred financing costs, net	(10,840)
Total	$1,460,751

(1)	$74.7 million represents a loan in connection with The District at Scottsdale. The loan has a June 2021 maturity date and contains two (2) three-month extension options, subject to certain conditions.

The net book value of real estate assets providing collateral for these above borrowings, including the Amended Senior Credit Facility, Second Amended Junior Credit Facility and Fannie Facility, was $1,971.2 million as of March 31, 2021.

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

Note 9 – Fair Value of Financial Instruments

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

Financial Instrument Fair Value Disclosures

As of March 31, 2021 and December 31, 2020, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due to and due from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

Fair Value of Debt

As of March 31, 2021 and December 31, 2020, based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $1,498.0 million and $1,586.0 million, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $1,471.6 million and $1,541.1 million, respectively. The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs of the fair value hierarchy) for similar types of borrowing arrangements.

Note 10 – Derivative Financial Instruments

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

As of March 31, 2021, the Company had interest rate caps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying floating interest rate for $280.5 million of the Company’s floating rate mortgage debt.

The table below presents the classification and fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of March 31, 2021 and December 31, 2020, and the classification and effect of the Company’s derivative financial instruments on the consolidated statements of operations for the three months ended March 31, 2021 and 2020 (amounts in thousands):

		Fair values of			The Effect of Derivative
Derivatives not designated as hedging	Balance Sheet	derivative		Location of Gain or (Loss)	Instruments on the Statement of
instruments under ASC 815‑20	Location	instruments		Recognized in Income	Operations
					Three Months Ended
		March 31,	December 31,		March 31,
		2021	2020		2021	2020
Interest rate caps	Accounts receivable, prepaids and other assets	$81	$14	Interest Expense	$35	$29

Note 11 – Related Party Transactions

Administrative Services Agreement

In October 2017, the Company entered into an Administrative Services Agreement (the “Administrative Services Agreement”) with Bluerock Real Estate, LLC and its affiliate, Bluerock Real Estate Holdings, LLC (together “BRE”). Pursuant to the Administrative Services Agreement, BRE provides the Company with certain human resources, investor relations, marketing, legal and other administrative services (the “Services”). The Services are provided on an at-cost basis, generally allocated based on the use of such Services for the benefit of the Company’s business, and are invoiced on a quarterly basis. In addition, the Administrative Services Agreement permits certain employees of the Company to provide or cause to be provided services to BRE, on an at-cost basis, generally allocated based on the use of such services for the benefit of the business of BRE, and otherwise subject to the terms of the Services provided by BRE to the Company under the Administrative Services Agreement. Payment by the Company of invoices and other amounts payable under the Administrative Services Agreement will be made in cash or, in the sole discretion of the Company’s board of directors (the “Board”), in the form of fully-vested LTIP Units. The term of the Administrative Services Agreement expires on October 31, 2021 unless the Company renews. The Administrative Services Agreement will automatically terminate (i) upon termination by the Company of all Services, or (ii) in the event of non-renewal by the Company.

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

Recorded as part of general and administrative expenses, operating expenses paid by BRE on behalf of the Company of $0.8 million and $0.7 million were expensed during the three months ended March 31, 2021 and 2020, respectively. Operating expense reimbursements of $0.4 million for the fourth quarter 2020 were paid to BRE through the issuance of 35,573 LTIP Units on February 16, 2021.

Pursuant to the terms of the Administrative Services Agreement, the Company paid operating expenses on behalf of BRE of $0.8 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively. Operating expense reimbursements for the fourth quarter 2020 were paid to the Company in cash during the first quarter 2021.

Pursuant to the terms of the Administrative Services Agreement and the Leasehold Cost-Sharing Agreement, summarized below are the net related party amounts payable to BRE as of March 31, 2021 and December 31, 2020 (amounts in thousands):

	March 31,	December 31,
	2021	2020
Amounts Payable to BRE under the Administrative Services Agreement, net
Operating and direct expense reimbursements	$367	$338
Offering expense reimbursements	112	89
Total expense reimbursement amounts payable to BRE, net	$479	$427

Amounts Payable to BRE under the Leasehold Cost-Sharing Agreement
Operating and direct expense reimbursements	$186	$191
Capital improvement cost reimbursements	—	—
Total expense and cost reimbursement amounts payable to BRE	$186	$191
Total	$665	$618

As of March 31, 2021 and December 31, 2020, the Company had $10.4 million and $0.3 million, respectively, in receivables due from related parties other than BRE. Of the $10.4 million balance at March 31, 2021, $0.3 million represents accrued preferred returns on unconsolidated real estate investments. The remaining $10.1 million represents the Company’s preferred equity investment in Alexan Southside Place. On March 25, 2021, the property underlying the Company’s investment in Alexan Southside Place was sold, and the Company classified its investment as a related party receivable as certain proceeds from the sale were not distributed by March 31, 2021. The Company received $9.8 million in April 2021 with the remaining amount expected to be received before year end. Refer to Note 3 for further information.

Selling Commissions and Dealer Manager Fees

In conjunction with its offering of the Series T Preferred Stock (the “Series T Preferred Offering”), the Company engaged a related party as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurs costs in excess of the 10%, which costs are borne by the dealer manager without reimbursement by the Company. For the three months ended March 31, 2021 and 2020, the Company has incurred $6.9 million and $4.0 million, respectively, in selling commissions and discounts and $2.9 million and $1.7 million, respectively, in dealer manager fees and discounts related to its Series T Preferred Offering. In addition, BRE was reimbursed for offering costs in conjunction with the Series T Preferred Offering of  $0.3 million and $0.2 million during the three months ended March 31, 2021 and 2020, respectively. The selling commissions, dealer manager fees, discounts and reimbursements for offering costs were recorded as a reduction to the proceeds of the offering.

Notes and interest receivable

The Company provides mezzanine loans, in some cases, to related parties in conjunction with the developments of multifamily communities. At March 31, 2021, the following mezzanine loan investments were provided to related parties: Domain at The One Forty, Motif, The Hartley at Blue Hill (formerly The Park at Chapel Hill) and Vickers Historic Roswell. Please refer to Note 5 and the Company’s Form 10-K for the year ended December 31, 2020 for further information.

Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The Company invests, in some cases, with related parties in various joint ventures in which the Company owns either preferred or common interests. At March 31, 2021, the Alexan CityCentre preferred equity investment involved related parties. Please refer to Note 6 and the Company’s Form 10-K for the year ended December 31, 2020 for further information.

Note 12 – Stockholders’ Equity and Redeemable Preferred Stock

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

The following table reconciles the components of basic and diluted net income (loss) per common share (amounts in thousands, except share and per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Net income (loss) attributable to common stockholders	$23,581	$(16,493)
Dividends on restricted stock and LTIP Units expected to vest	(382)	(325)
Basic net income (loss) attributable to common stockholders	$23,199	$(16,818)

Weighted average common shares outstanding (1)	23,089,364	24,087,811
Potential dilutive shares (2)	198,725	—
Weighted average common shares outstanding and potential dilutive shares (1)	23,288,089	24,087,811

Net income (loss) per common share, basic	$1.00	$(0.70)
Net income (loss) per common share, diluted	$1.00	$(0.70)

(1)	Amounts relate to shares of the Company’s Class A and Class C common stock outstanding.
(2)	For the three months ended March 31, 2021, the following are included in the diluted shares calculation: a) Warrants outstanding from issuances in conjunction with the Company’s Series B Preferred Stock offerings that are potentially exercisable for 97,416 shares of Class A common stock, and b) potential vesting of restricted stock to employees for 101,309 shares of Class A common stock.

For the three months ended March 31, 2020, the following are excluded from the diluted shares calculation as the effect is antidilutive: a) Warrants outstanding from issuances in conjunction with the Company’s Series B Preferred Stock offerings that are potentially exercisable for 11,058 shares of Class A common stock, and b) potential vesting of restricted stock to employees for 45,572 shares of Class A common stock.

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

Series T Redeemable Preferred Stock Offering

During the three months ended March 31, 2021, the Company issued 3,918,433 shares of Series T Preferred Stock under its continuous registered Series T Preferred Offering with net proceeds of approximately $88.2 million after commissions, dealer manager fees and discounts of approximately $9.8 million, along with 11,621 shares issued under the dividend reinvestment plan with total proceeds of $0.3 million. During the life of the Series T Preferred Offering, the Company has issued a total of 13,654,383 shares of Series T Preferred Stock for net proceeds of approximately $307.2 million after commissions, dealer manager fees and discounts. During the three months ended March 31, 2021, the Company, at the request of holders, redeemed 25,629 shares of Series T Preferred Stock through the issuance of 56,157 shares of Class A common stock and redeemed 51 shares of Series T Preferred Stock in cash.

Series B Redeemable Preferred Stock

During the three months ended March 31, 2021, the Company, at the request of holders, redeemed 1,379 shares of Series B Preferred Stock through the issuance of 116,475 shares of Class A common stock and redeemed 20 shares of Series B Preferred Stock in cash. In November 2019, the Company began initiating redemptions of Series B Preferred Stock, and during the three months ended March 31, 2021, redemptions initiated by the Company resulted in 71,156 shares of Series B Preferred Stock redeemed through the issuance of 6,401,792 shares of Class A common stock.

As of March 31, 2021, the Company had 496,313 outstanding Warrants from its offering of Series B Preferred Stock. The Warrants are exercisable by the holder at an exercise price of 120% of the market price per share of Class A common stock on the date of issuance of such Warrant, with a minimum exercise price of $10.00 per share. The market price per share of our Class A common stock was determined using the volume weighted average price per share of our Class A common stock for the 20 trading days prior to the date of issuance of such Warrant, subject to the minimum exercise price of $10.00 per share (subject to adjustment). One Warrant is exercisable by holder to purchase 20 shares of Class A common stock. The Warrants are exercisable one year following the date of issuance and expire four years following the date of issuance. As of March 31, 2021, a total of 7,348 Warrants had been exercised into 70,892 shares of Class A common stock. The outstanding Warrants have exercise prices ranging from $10.00 to $15.89 per share.

At-the-Market Offerings

In September 2019, the Company and its Operating Partnership entered into an At Market Issuance Sales Agreement with respect to the offering and sale of up to $100,000,000 in shares of Class A common stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE American, or on any other existing trading market for Class A common stock or through a market maker (the “Class A Common Stock ATM Offering”). The Company did not issue any shares through the Class A Common Stock ATM Offering during the first quarter 2021. During the life of the Class A Common Stock ATM Offering, the Company has issued a total of 621,110 shares at a weighted average price of $12.01 per share with net proceeds of $7.3 million.

Stock Repurchase Plans

In October 2020, the Board authorized new stock repurchase plans for the repurchase, from time to time, of up to an aggregate of $75 million in shares of the Company’s Class A common stock, 8.250% Series A Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), 7.625% Series C Cumulative Redeemable Preferred Stock, $0.01 par value per share (“Series C Preferred Stock”), and/or 7.125% Series D Cumulative Preferred Stock, $0.01 par value per share (“Series D Preferred Stock”) to be conducted in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). On February 9, 2021, the Board authorized the modification of the stock repurchase plans to increase the maximum repurchase amount from an aggregate of $75 million in shares to an aggregate of $150 million in shares of Class A common stock, Series C Preferred Stock, and/or Series D Preferred Stock. The repurchase plans will terminate at the close of the NYSE American trading day on which the Company files its Form 10-Q with the SEC for the quarter ended September 30, 2021. The extent to which the Company repurchases shares of its Class A common stock, Series C Preferred Stock, and/or Series D Preferred Stock under the repurchase plans, and the timing of any such repurchases, depends on a variety of factors including general business and market conditions and other corporate considerations. Stock repurchases under the repurchase plans may be made in the open market or through privately negotiated transactions, subject to certain price limitations and other conditions established under the plans. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act.

During the three months ended March 31, 2021, the Company repurchased 3,557,562 shares of Class A common stock for a total purchase price of approximately $40.7 million. Under the current repurchase plans, the total purchase price of shares repurchased by the Company is approximately $59.7 million, and as of March 31, 2021, the value of shares that may yet be repurchased under the repurchase plans is $90.3 million.

Redemption of 8.250% Series A Cumulative Redeemable Preferred Stock

On February 26, 2021, the Company redeemed all 2,201,547 outstanding shares of its Series A Preferred Stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, and including, the date of redemption in an amount equal to $0.320833 per share, for a total payment of $25.320833 per share, in cash.

Operating Partnership and Long-Term Incentive Plan Units

As of March 31, 2021, limited partners other than the Company owned approximately 31.01% of the common units of the Operating Partnership (6,310,126 OP Units, or 17.28%, is held by OP Unit holders, and 5,013,420 LTIP Units, or 13.73%, is held by LTIP Unit holders, including 6.09% which are not vested at March 31, 2021). Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash.  LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock, or, at the Company’s election, cash.

Equity Incentive Plans

LTIP Unit Grants

On January 1, 2021, the Company granted 277,001 time-based LTIP Units and 554,003 performance-based LTIP Units to various executive officers under the Fourth Amended 2014 Incentive Plans pursuant to the executive officers’ employment and service agreements. The time-based LTIP Units vest over three years, while the performance-based LTIP Units are subject to a three-year performance period and will thereafter vest upon successful achievement of performance-based conditions. All such LTIP Unit grants require continuous employment for vesting.

In addition, on January 1, 2021, the Company granted 7,381 LTIP Units pursuant to the Fourth Amended 2014 Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. Such LTIP Units were fully vested upon issuance and the Company recognized expense of $0.4 million immediately based on the fair value at the date of grant.

The Company recognizes compensation expense ratably over the requisite service periods for time-based LTIP Units based on the fair value at the date of grant; thus, the Company recognized compensation expense of approximately $1.0 million and $0.9 million during the three months ended March 31, 2021 and 2020, respectively.  The Company recognizes compensation expense based on the fair value at the date of grant and the probability of achievement of performance criteria over the performance period for performance-based LTIP Units; thus, the Company recognized approximately $0.8 million and $0.9 million during the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, there was $11.7 million of total unrecognized compensation cost related to unvested LTIP Units granted under the Incentive Plans. The remaining cost is expected to be recognized over a period of 2.2 years.

Restricted Stock Grants

In April 2019 and 2020, the Company provided restricted stock grants (“RSGs”) to employees under the Incentive Plans. Such RSGs will vest in three equal installments on each anniversary of the date of grant. The RSGs provided in 2019 and 2020 were comprised of an aggregate of 179,748 shares of Class A common stock with a total fair value of $1.4 million. The Company recognized compensation expense of approximately $0.1 million and $0.1 million during the three months ended March 31, 2021 and 2020, respectively. The remaining compensation expense of $0.2 million is expected to be recognized over the remaining 1.6 years.

Distributions

	Payable to
	stockholders		Date
Declaration Date	of record as of	Amount	Paid or Payable
Class A Common Stock
December 11, 2020	December 24, 2020	$0.162500	January 5, 2021
March 12, 2021	March 25, 2021	$0.162500	April 5, 2021
Class C Common Stock
December 11, 2020	December 24, 2020	$0.162500	January 5, 2021
March 12, 2021	March 25, 2021	$0.162500	April 5, 2021
Series A Preferred Stock
December 11, 2020	December 24, 2020	$0.515625	January 5, 2021
January 27, 2021 (1)	February 26, 2021	$0.320833	February 26, 2021
Series B Preferred Stock
October 9, 2020	December 24, 2020	$5.00	January 5, 2021
January 13, 2021	January 25, 2021	$5.00	February 5, 2021
January 13, 2021	February 25, 2021	$5.00	March 5, 2021
January 13, 2021	March 25, 2021	$5.00	April 5, 2021
Series C Preferred Stock
December 11, 2020	December 24, 2020	$0.4765625	January 5, 2021
March 12, 2021	March 25, 2021	$0.4765625	April 5, 2021
Series D Preferred Stock
December 11, 2020	December 24, 2020	$0.4453125	January 5, 2021
March 12, 2021	March 25, 2021	$0.4453125	April 5, 2021
Series T Preferred Stock (2)
October 9, 2020	December 24, 2020	$0.128125	January 5, 2021
January 13, 2021	January 25, 2021	$0.128125	February 5, 2021
January 13, 2021	February 25, 2021	$0.128125	March 5, 2021
January 13, 2021	March 25, 2021	$0.128125	April 5, 2021

(1)	The dividend was paid on the date indicated to stockholders in conjunction with the redemption of shares of Series A Preferred Stock.
(2)	Shares of newly issued Series T Preferred Stock that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series T Preferred Stock was outstanding.

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that the Company will continue to declare dividends or at this rate. Holders of OP Units and LTIP Units are entitled to receive "distribution equivalents" at the same time as dividends are paid to holders of the Company's Class A common stock.

The Company has a dividend reinvestment plan that allows for participating stockholders to have their Class A common stock dividend distributions automatically invested in additional shares of Class A common stock based on the average price of the Class A common stock on the investment date. The Company plans to issue shares of Class A common stock to cover shares required for investment.

The Company also has a dividend reinvestment plan that allows for participating stockholders to have their Series T Preferred Stock dividend distributions automatically reinvested in additional shares of Series T Preferred Stock at a price of $25.00 per share. The Company plans to issue shares of Series T Preferred Stock to cover shares required for investment.

Distributions declared and paid for the three months ended March 31, 2021 were as follows (amounts in thousands):

	Distributions
2021	Declared	Paid
First Quarter
Class A Common Stock	$3,943	$3,630
Class C Common Stock	12	12
Series A Preferred Stock	706	1,842
Series B Preferred Stock	7,089	7,400
Series C Preferred Stock	1,094	1,094
Series D Preferred Stock	1,235	1,235
Series T Preferred Stock	4,493	4,049
OP Units	1,027	1,027
LTIP Units	814	510
Total first quarter 2021	$20,413	$20,799

Note 13 – Commitments and Contingencies

On March 4, 2020, the Company acquired land for $3.1 million and simultaneously structured and entered into a ground lease (the “Zoey Ground Lease”) as part of the ground lease tenant’s development of a multi-family property in Austin, Texas. The Company committed to provide the ground lease tenant a $20.4 million leasehold improvement allowance with funding subject to certain conditions. As of March 31, 2021, the project is under development and $20.4 million of the leasehold improvement allowance has been funded, and this amount is included within accounts receivable, prepaids and other assets in the Company's consolidated balance sheets.

The Company is subject to various legal actions and claims arising in the ordinary course of business. Although the outcome of any legal matter cannot be predicted with certainty, management does not believe that any of these legal proceedings or matters will have a material adverse effect on the consolidated financial position or results of operations or liquidity of the Company.

Note 14 – Subsequent Events

Declaration of Dividends

	Payable to stockholders
Declaration Date	of record as of	Amount	Paid / Payable Date
Series B Preferred Stock
April 12, 2021	April 23, 2021	$5.00	May 5, 2021
April 12, 2021	May 25, 2021	$5.00	June 4, 2021
April 12, 2021	June 25, 2021	$5.00	July 2, 2021
Series T Preferred Stock (1)
April 12, 2021	April 23, 2021	$0.128125	May 5, 2021
April 12, 2021	May 25, 2021	$0.128125	June 4, 2021
April 12, 2021	June 25, 2021	$0.128125	July 2, 2021

(1)	Shares of newly issued Series T Preferred Stock that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series T Preferred Stock was outstanding.

Distributions Paid

The following distributions were declared and/or paid to the Company’s stockholders, as well as holders of OP Units and LTIP Units, subsequent to March 31, 2021 (amounts in thousands):

				Distributions	Total
Shares	Declaration Date	Record Date	Date Paid	per Share	Distribution
Class A Common Stock	March 12, 2021	March 25, 2021	April 5, 2021	$0.1625000	$3,943
Class C Common Stock	March 12, 2021	March 25, 2021	April 5, 2021	0.1625000	12
Series B Preferred Stock	January 13, 2021	March 25, 2021	April 5, 2021	5.0000000	2,257
Series C Preferred Stock	March 12, 2021	March 25, 2021	April 5, 2021	0.4765625	1,094
Series D Preferred Stock	March 12, 2021	March 25, 2021	April 5, 2021	0.4453125	1,235
Series T Preferred Stock	January 13, 2021	March 25, 2021	April 5, 2021	0.1281250	1,676
OP Units	March 12, 2021	March 25, 2021	April 5, 2021	0.1625000	1,027
LTIP Units	March 12, 2021	March 25, 2021	April 5, 2021	0.1625000	616

Series B Preferred Stock	April 12, 2021	April 23, 2021	May 5, 2021	5.0000000	2,062
Series T Preferred Stock	April 12, 2021	April 23, 2021	May 5, 2021	0.1281250	1,861
Total					$15,783

Peak Housing Interests

On April 12, 2021, the Company made a $10.7 million preferred equity investment in the operating partnership of Peak Housing, a private REIT. Peak Housing's portfolio consists of 474 single-family homes located throughout Texas.The Company will earn a 7.0% current return and a 3.0% accrued return for a total preferred return of 10.0%.

Acquisition of Yauger Park

On April 14, 2021, the Company acquired a 95% interest in an 80-unit apartment community located in Olympia, Washington known as Yauger Park for $24.5 million. The purchase price of $24.5 million was funded, in part, with the assumption of a $10.5 million senior loan and the assumption of a $4.6 million supplemental loan, both secured by the Yauger Park property.

Sale of Plantation Park

On April 26, 2021, the Company closed on the sale of Plantation Park located in Lake Jackson, Texas. The property was sold for $32.0 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the transfer of existing mortgage indebtedness encumbering the property in the amount of $26.6 million and payment of closing costs and fees of $0.4 million, an immaterial loss on the sale was incurred. The sale of the property generated net proceeds of approximately $4.9 million, of which the Company’s pro rata share of the proceeds was approximately $2.7 million.

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

Any of the assumptions underlying forward-looking statements could be inaccurate. You are cautioned not to place undue reliance on any forward-looking statements included in this report. All forward-looking statements are made as of the date of this report and the risk that actual results will differ materially from the expectations expressed in this report will increase with the passage of time. Except as otherwise required by the federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements after the date of this report, whether as a result of new information, future events, changed circumstances or any other reason. The forward-looking statements should be read in light of the risk factors set forth in Item 1A of this Quarterly Report on Form 10-Q, in Item 1A of our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 23, 2021, and subsequent filings by us with the SEC, or (“Risk Factors”).

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

As of March 31, 2021, our portfolio consisted of investments held in fifty-five real estate properties, consisting of thirty-four consolidated operating properties and twenty-one properties through preferred equity, mezzanine loan or ground lease investments. Of the property interests held through preferred equity, mezzanine loan or ground lease investments, five are under development, one is in lease-up and fifteen properties are stabilized. The fifty-five properties contain an aggregate of 16,457 units, comprised of 11,584 consolidated operating units and 4,873 units through preferred equity, mezzanine loan or ground lease investments. As of March 31, 2021, our consolidated operating properties were approximately 95.8% occupied.

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

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and apartment communities, including how it will impact our tenants and business partners. While we did not incur any significant impact on our performance during the three months ended March 31, 2021 from the COVID-19 pandemic, going forward we cannot predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to the numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 across the globe, including the United States, has significantly and adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19, including mutating variants of COVID-19, have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Certain states and cities, including where we own communities, have developments and where our Company has places of business located, have also reacted by instituting quarantines, restrictions on travel, "stay-at-home" orders, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. We cannot predict if additional states and cities will implement similar restrictions or when restrictions currently in place will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which our tenants are employed. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. We also are unable to predict the impact that COVID-19 will have on our tenants, business partners within our network, and our service providers; and therefore, any material effect on these parties could adversely impact us.

As of March 31, 2021, we collected 97% of rents from our multifamily properties for the three months ended March 31, 2021. As of April 30, 2021, we collected 98% of April rents from our multifamily properties. In prior quarters, we had provided rent deferral payment plans as a result of hardships certain tenants experienced due to the impact of COVID-19; for the quarter ended March 31, 2021, the Company did not provide any rent deferral payment plans, compared to the onset of the COVID-19 pandemic (quarter ended June 30, 2020) in which 1% of our tenant base was on payment plans. Although we may receive tenant requests for rent deferrals in the coming months, we do not expect to waive our contractual rights under our lease agreements. Further, while occupancy remains strong at 95.8% and 96.3% as of March 31, 2021 and April 30, 2021, in future periods, we may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants, as a result of the impact of COVID-19.

The impact of the COVID-19 pandemic on our rental revenue for the second quarter of 2021 and thereafter cannot be determined at present. The situation surrounding the COVID-19 pandemic remains uncertain, and we are actively managing our response in collaboration with business partners in our network and service providers and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled "Risk Factors." While we expect COVID-19 to adversely impact our tenants in the short term, we believe the knowledge economy renter by choice targeted by our Class A affordable rent strategy should be less impacted by COVID-19 related job loss, which should provide a downside buffer in the interim and allow us to reaccelerate rent growth more quickly once more economic certainty exists around the COVID-19 pandemic.

Since the beginning of the COVID-19 pandemic, we have taken actions to prioritize the health and well-being of our tenants and our employees, while maintaining our high standard of service. As of March 31, 2021, all our properties are open and are complying with federal, state and local government orders. In keeping with such orders, we have implemented, and will continue to implement, operational changes, including the adoption of social distancing practices, additional use of PPE equipment and a virtual leasing/virtual office structure. Our property offices are now open to the public and to residents by appointment and with strict social distancing protocols in place. Work orders are now being completed, also with strict safety protocols in place including PPE equipment and a safety questionnaire of each resident at time of request. Generally, the outdoor amenity areas at our communities, including pools, pet parks, and outdoor social areas, have re-opened with strict social distancing protocols, limited capacity and cleaning protocols implemented. Our properties continue the cleaning protocols for the sanitization of all community common areas (including handrails, doors and elevators).

In response to shelter-in-place orders, our corporate offices have also transitioned to a remote work environment. There can be no assurances that the continuation of such remote work arrangements for an extended period of time will not strain our business continuity plans, introduce operational risk, including cybersecurity risks, or impair our ability to manage our business.

Other Significant Developments

During the three months ended March 31, 2021, we made a preferred equity investment in a joint venture of approximately $7.0 million, with 262 units located in Richardson, Texas. We also increased our preferred equity investment in Alexan CityCentre and The Conley by approximately $0.9 million.

We provided increased mezzanine funding to Avondale Hills, Domain at The One Forty, Motif, Reunion Apartments and Vickers Historic Roswell of approximately $11.5 million.

We provided increased funding to the Zoey Ground Lease of approximately $8.3 million.

We sold three operating properties and, together with unaffiliated joint venture partners, sold two assets underlying our preferred equity investments for net proceeds of $102.5 million, of which $10.1 million is to be received subsequent to March 31, 2021 related to the sale of Alexan Southside Place (refer to the below disclosure for further information).

Sale of ARIUM Grandewood

On January 28, 2021, we closed on the sale of ARIUM Grandewood located in Orlando, Florida. The property was sold for approximately $65.3 million, subject to certain prorations and adjustments typical in such real estate transactions. ARIUM Grandewood was encumbered by a $39.1 million senior mortgage through the Master Credit Facility Agreement (refer to Note 8 in our consolidated financial statements for further information). Under the agreement, we had the option to forgo the repayment of the principal balance and any related prepayment penalties and costs by substituting the collateral securing the senior mortgage with collateral of the same or higher value. We elected to substitute the ARIUM Grandewood collateral with our Falls at Forsyth property and the transaction was completed on February 18, 2021. After consideration of the $39.1 million senior mortgage and payment of closing costs and fees of $1.1 million, the sale of ARIUM Grandewood generated net proceeds of approximately $25.1 million and a gain on sale of approximately $27.7 million. We recorded debt modification costs of $0.1 million related to the collateral substitution transaction.

Sale of James at South First

On February 24, 2021, we closed on the sale of James at South First located in Austin, Texas. The property was sold for $50.0 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of existing mortgage indebtedness encumbering the property in the amount of $25.6 million, the payment of early extinguishment of debt costs of $2.5 million and payment of closing costs and fees of $0.5 million, the sale of the property generated net proceeds of approximately $21.1 million and a gain on sale of approximately $17.4 million, of which our pro rata share of the proceeds was approximately $18.1 million and pro rata share of the gain was approximately $14.5 million. We recorded a loss on extinguishment of debt of $2.6 million related to the sale.

Sale of Marquis at The Cascades

On March 1, 2021, we closed on the sale of the Marquis at The Cascades properties, located in Tyler, Texas, pursuant to the terms and conditions of two separate purchase and sales agreements. The properties were sold for approximately $90.9 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the properties in the amount of $53.6 million and payment of closing costs and fees of $0.3 million, the sale of the properties generated net proceeds of approximately $37.3 million and a gain on sale of approximately $23.7 million, of which our pro rata share of the proceeds was approximately $32.6 million and pro rata share of the gain was approximately $20.1 million. We recorded a loss on extinguishment of debt of $0.3 million related to the sale.

The Riley Interests

On March 1, 2021, we made a $7.0 million preferred equity investment in a joint venture (the "Riley JV") with an unaffiliated third party for a stabilized property in Richardson, Texas known as The Riley. We earn a 6.0% current return and a 5.0% accrued return for a total preferred return of 11.0%. The Riley JV is required to redeem our preferred membership interest plus any accrued but unpaid preferred return on the earlier date which is: (i)(a) the refinancing or (b) maturity of the property loan, detailed below, (ii) the sale of the property, or (iii) any other acceleration event.

In conjunction with The Riley investment, The Riley property owner, which is owned by an entity in which we have an equity interest, entered into a $44.1 million senior mortgage loan. The loan matures on March 9, 2024, contains two (2) one-year extension options, subject to certain conditions, and is secured by the fee simple interest in The Riley property. The loan bears interest at a floating basis of the greater of LIBOR or 0.15%, plus 3.35%, with interest-only payments during the initial term of the loan. The loan can only be prepaid in full and is subject to yield maintenance through June 9, 2022.

Sale of The Conley Interests

On March 18, 2021, The Conley, the underlying asset of an unconsolidated joint venture located in Leander, Texas, was sold. Upon the sale, our preferred equity investment was redeemed by the joint venture for $16.5 million, which included our original preferred investment of $15.2 million and accrued preferred return of $1.3 million.

Sale of Alexan Southside Place Interests

On March 25, 2021, Alexan Southside Place, the underlying asset of an unconsolidated joint venture located in Houston, Texas, was sold. Our preferred equity investment of $10.1 million, which is net of the $15.9 million provision for credit loss recorded in the fourth quarter 2020, was classified as a related party receivable at March 31, 2021 as certain proceeds from the sale were not distributed by quarter end. The receivable is included in due from affiliates in our consolidated balance sheet. Of the $10.1 million investment, we received $9.8 million in April 2021 with the remaining $0.3 million expected to be received before year end. The remaining amount represents a holdback for a six-month representations and warranty period related to the sale.

Held for Sale

We entered into a purchase and sale agreement for the sale of Plantation Park, located in Lake Jackson, Texas, and we have classified the property as held for sale as of March 31, 2021. On April 26, 2021, we closed on the sale of Plantation Park for $32.0 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the transfer of existing mortgage indebtedness encumbering the property in the amount of $26.6 million and payment of closing costs and fees of $0.4 million, an immaterial loss on the sale was incurred. The sale of the property generated net proceeds of approximately $4.9 million, of which our pro rata share of the proceeds was approximately $2.7 million.

Series T Preferred Stock Continuous Offering

During the three months ended March 31, 2021, we issued 3,918,433 shares of Series T Preferred Stock under a continuous registered offering with net proceeds of approximately $88.2 million after commissions, dealer manager fees and discounts of approximately $9.8 million.

Redemption of 8.250% Series A Cumulative Redeemable Preferred Stock

On February 26, 2021, we redeemed all 2,201,547 outstanding shares of our Series A Preferred Stock at a redemption price of $25.00 per share, plus accrued and unpaid dividends up to, and including, the date of redemption in an amount equal to $0.320833 per share, for a total payment of $25.320833 per share, in cash.

Redemptions of Series B Redeemable Preferred Stock

During the three months ended March 31, 2021, we redeemed 72,535 shares of Series B Preferred Stock through the issuance of 6,518,267 shares of Class A common stock.

Our total stockholders' equity increased $47.9 million from $58.4 million as of December 31, 2020 to $106.3 million as of March 31, 2021. The increase in our total stockholders' equity is primarily attributable to the issuance of shares of Class A common stock for the redemptions of shares of Series B Preferred Stock of $72.5 million (of which, $71.2 million relates to Company-initiated redemptions) and net income of $45.2 million, offset by dividends declared of $18.6 million, the repurchase of shares of Class A common stock of $40.7 million and preferred stock accretion of $7.0 million during the three months ended March 31, 2021.

Results of Operations

The following is a summary of our stabilized consolidated operating real estate investments as of March 31, 2021:

			Date Built	Ownership	Average
Multifamily Community Name	Location	Number of units	/Renovated (1)	Interest	Rent (2)		% Occupied (3)
ARIUM Glenridge	Atlanta, GA	480	1990	90%	$1,293		94.6%
ARIUM Hunter's Creek	Orlando, FL	532	1999	100%	1,417		96.4%
ARIUM Metrowest	Orlando, FL	510	2001	100%	1,412		96.7%
ARIUM Westside	Atlanta, GA	336	2008	90%	1,503		93.5%
Ashford Belmar	Lakewood, CO	512	1988/1993	85%	1,674		92.8%
Avenue 25	Phoenix, AZ	254	2013	100%	1,252		96.9%
Carrington at Perimeter Park	Morrisville, NC	266	2007	100%	1,263		95.9%
Chattahoochee Ridge	Atlanta, GA	358	1996	90%	1,387		97.5%
Chevy Chase	Austin, TX	320	1971	92%	964		98.1%
Cielo on Gilbert	Mesa, AZ	432	1985	90%	1,087		97.2%
Citrus Tower	Orlando, FL	336	2006	97%	1,364		95.5%
Denim	Scottsdale, AZ	645	1979	100%	1,246		97.2%
Elan	Austin, TX	270	2007	100%	1,134		95.6%
Element	Las Vegas, NV	200	1995	100%	1,274		94.5%
Falls at Forsyth	Cumming, GA	356	2019	100%	1,408		98.6%
Gulfshore Apartment Homes	Naples, FL	368	2016	100%	1,287		95.4%
Navigator Villas	Pasco, WA	176	2013	90%	1,143		99.4%
Outlook at Greystone	Birmingham, AL	300	2007	100%	1,090		93.7%
Park & Kingston	Charlotte, NC	168	2015	100%	1,303		97.0%
Pine Lakes Preserve	Port St. Lucie, FL	320	2003	100%	1,380		97.8%
Plantation Park	Lake Jackson, TX	238	2016	80%	1,232		94.5%
Providence Trail	Mount Juliet, TN	334	2007	100%	1,264		95.5%
Roswell City Walk	Roswell, GA	320	2015	98%	1,586		95.9%
Sands Parc	Daytona Beach, FL	264	2017	100%	1,374		94.7%
The Brodie	Austin, TX	324	2001	100%	1,313		95.1%
The District at Scottsdale	Scottsdale, AZ	332	2018	100%	1,799		91.6%
The Links at Plum Creek	Castle Rock, CO	264	2000	88%	1,466		95.5%
The Mills	Greenville, SC	304	2013	100%	1,051		95.1%
The Preserve at Henderson Beach	Destin, FL	340	2009	100%	1,498		97.9%
The Reserve at Palmer Ranch	Sarasota, FL	320	2016	100%	1,376		96.6%
The Sanctuary	Las Vegas, NV	320	1988	100%	1,132		95.3%
Veranda at Centerfield	Houston, TX	400	1999	93%	1,021		95.5%
Villages of Cypress Creek	Houston, TX	384	2001	80%	1,181		95.1%
Wesley Village	Charlotte, NC	301	2010	100%	1,373		96.0%
Total/Average		11,584			$1,318	(4)	95.8%

(1)Represents date of last significant renovation or year built if there were no renovations.
(2)	Represents the average effective monthly rent per occupied unit for the three months ended March 31, 2021. Total concessions for the three months ended March 31, 2021 amounted to approximately $0.4 million.
(3)	Percent occupied is calculated as (i) the number of units occupied as of March 31, 2021 divided by (ii) total number of units, expressed as a percentage.
(4)	The average effective monthly rent including sold properties was $1,315 for the three months ended March 31, 2021.

The following is a summary of our preferred equity, mezzanine loan and ground lease investments as of March 31, 2021:

			Total Actual/		Actual/
			Estimated		Estimated		Actual/	Pro
			Construction		Construction	Actual/ Estimated	Estimated	Forma
		Actual/ Planned	Cost	Cost to Date	Cost Per	Initial	Construction	Average
Multifamily Community Name	Location	Number of Units	(in millions)	(in millions)	Unit	Occupancy	Completion	Rent (1)
Lease-up Investments (2)
Motif	Fort Lauderdale, FL	385	$138.4	$133.3	$359,481	1Q 2020	2Q 2020	$2,352
Total lease-up units		385

Development Investments (2)
Zoey	Austin, TX	307	59.5	37.1	193,811	1Q 2022	2Q 2022	1,762
Reunion Apartments	Orlando, FL	280	47.6	31.2	170,000	1Q 2022	3Q 2022	1,366
Avondale Hills	Decatur, GA	240	51.8	16.1	215,833	1Q 2023	1Q 2023	1,538
The Hartley at Blue Hill, formerly The Park at Chapel Hill	Chapel Hill, NC	414	99.2	42.1	239,614	4Q 2021	1Q 2023	1,599
Encore Chandler	Chandler, AZ	208	47.7	7.3	229,327	2Q 2023	3Q 2023	1,457
Total development units		1,449

Multifamily Community Name	Location	Number of Units						Average Rent (1)
Operating Investments (2)
Alexan CityCentre	Houston, TX	340						1,525
Belmont Crossing	Smyrna, GA	192						863
Domain at The One Forty	Garland, TX	299						1,290
Georgetown Crossing	Savannah, GA	168						993
Hunter's Pointe	Pensacola, FL	204						983
Mira Vista	Austin, TX	200						1,087
Park on the Square	Pensacola, FL	240						1,140
Sierra Terrace	Atlanta, GA	135						1,278
Sierra Village	Atlanta, GA	154						1,224
The Commons	Jacksonville, FL	328						902
The Riley	Richardson, TX	262						1,430
Thornton Flats	Austin, TX	104						1,499
Vickers Historic Roswell	Roswell, GA	79						3,134
Water's Edge	Pensacola, FL	184						1,141
Wayford at Concord	Concord, NC	150						1,707
Total operating units		3,039
Total		4,873						$1,432

(1)	For lease-up and development investments, represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization. For operating investments, represents the average effective monthly rent per occupied unit.
(2)	Properties in which the Company has a mezzanine loan, preferred equity or ground lease investment. Operating investments represent stabilized operating properties. Refer to Note 5, Note 6 and Note 13 in our consolidated financial statements for further information.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenue

Rental and other property revenues increased $0.7 million, or 1%, to $51.1 million for the three months ended March 31, 2021 as compared to $50.4 million for the same prior year period. This was due to a $6.0 million increase from the full period impact of six properties acquired in 2020, a $0.8 million increase from same store properties, and a $0.4 million increase from non-same store properties, partially offset by a $6.5 million decrease driven by the sales of three properties in 2021 and the full period impact of four properties sold in 2020.

Interest income from mezzanine loan and ground lease investments decreased $1.2 million, or 20%, to $4.7 million for the three months ended March 31, 2021 as compared to $5.9 million for the same prior year period due to the sales of two underlying properties in 2020, partially offset by increases in the average balance of mezzanine loans outstanding.

Expenses

Property operating expenses increased $0.6 million, or 3%, to $19.9 million for the three months ended March 31, 2021 as compared to $19.3 million for the same prior year period. This was primarily due to a $2.4 million increase from the acquisition of properties in 2020, a $0.6 million increase from same store properties, and a $0.1 million increase from non-same store properties, partially offset by a $2.5 million decrease from sold properties. Property NOI margins decreased to 61.0% of total revenues for the three months ended March 31, 2021 from 61.7% in the prior year quarter. Property NOI margins are computed as total rental and other property revenues less property operating expenses, divided by total rental and other property revenues.

Property management fees expense remained relatively flat at $1.3 million for the three months ended March 31, 2021 as compared to the same prior year period. Property management fees incurred are based on property level revenues.

General and administrative expenses amounted to $6.6 million for the three months ended March 31, 2021 as compared to $6.4 million for the same prior year period.

Acquisition and pursuit costs amounted to $0.01 million for the three months ended March 31, 2021 as compared to $1.3 million for the same prior year period. The 2020 expense primarily related to the write-off of pre-acquisition costs from abandoned deals due to the uncertainty from COVID-19, of which $1.0 million of the total costs related to one abandoned deal. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Weather-related losses, net amounted to $0.4 million for the three months ended March 31, 2021. The 2021 expense related to freeze damages at eight properties in Texas. No weather-related losses were recorded in 2020.

Depreciation and amortization expenses were $20.3 million for the three months ended March 31, 2021 as compared to $20.9 million for the same prior year period. This was due to a $2.2 million decrease from sold properties, a $0.8 million decrease from same store properties, and a $0.8 million decrease from non-same store properties, partially offset by a $3.2 million increase from the acquisition of properties in 2020.

Other Income and Expense

Other income and expense amounted to income of $53.9 million for the three months ended March 31, 2021 compared to expense of $12.2 million for the same prior year period. This was primarily due to an increase in gains on sale of real estate investments of $68.7 million and a net decrease in interest expense of $1.1 million, partially offset by a loss on early extinguishment of debt of $3.0 million.

Property Operations

We define “same store” properties as those that we owned and operated for the entirety of both periods being compared, except for properties that are in the construction or lease-up phases,  properties that are undergoing development or significant redevelopment , or properties held for sale. We move properties previously excluded from our same store portfolio for these reasons into the same store designation once they have stabilized or the development or redevelopment is complete and such status has been reflected fully in all quarters during the applicable periods of comparison. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property stabilized upon attainment of 90.0% physical occupancy.

For comparison of our three months ended March 31, 2021 and 2020, the same store properties included properties owned at January 1, 2020. Our same store properties for the three months ended March 31, 2021 and 2020 consisted of 26 properties, representing 9,116 units.

The following table presents the same store and non-same store results from operations for the three  months ended March 31, 2021 and  2020  (dollars in thousands):

	Three Months Ended
	March 31,		Change
	2021	2020	$	%
Property Revenues
Same Store	$38,798	$38,028	$770	2.0%
Non-Same Store	12,283	12,325	(42)	-0.3%
Total property revenues	51,081	50,353	728	1.4%

Property Expenses
Same Store	14,837	14,209	628	4.4%
Non-Same Store	5,095	5,090	5	0.1%
Total property expenses	19,932	19,299	633	3.3%

Same Store NOI	23,961	23,819	142	0.6%
Non-Same Store NOI	7,188	7,235	(47)	-0.6%
Total NOI (1)	$31,149	$31,054	$95	0.3%

(1)	See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Same store NOI for the three months ended March 31, 2021 increased 0.6%, or $0.1 million, compared to the 2020 period. Same store property revenues increased 2.0%, or $0.8 million, as compared to the 2020 period, primarily attributable to a 120-basis point increase in occupancy and a 1.0% increase in average rental rates; of our twenty-six same store properties, twenty-one recognized increases in occupancy and eighteen recognized rental rate increases during the period. In addition, resident fees, such as early termination, pet, and administrative fees, increased $0.2 million. This increase in revenue was partially offset by a $0.3 million increase in bad debt expense due to the impact of COVID-19.

Same store expenses for the three months ended March 31, 2021 increased 4.4%, or $0.6 million, compared to the 2020 period. The increase was primarily due to non-controllable expenses: real estate taxes increased $0.26 million due to municipality tax increases and insurance increased $0.16 million due to industrywide multifamily price increases. The remaining increase was due to a $0.13 million increase in administrative expenses and $0.06 million increase in repairs and maintenance.

Property revenues, property expenses, and property NOI for our non-same store properties were essentially flat, recognizing a $0.05 million decrease in property NOI. The non-same store property count was consistent at eleven properties for both periods, the three months ended March 31, 2021 and 2020.

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

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net  income attributable to common stockholders together with a reconciliation to NOI and to same store and non-same store contributions to consolidated NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended
	March 31,
	2021	2020
Net income (loss) attributable to common stockholders	$23,581	$(16,493)
Add back: Net income (loss) attributable to Operating Partnership Units	10,160	(5,822)
Net income (loss) attributable to common stockholders and unit holders	33,741	(22,315)
Add common stockholders and Operating Partnership Units pro-rata share of:
Real estate depreciation and amortization	19,405	19,900
Non-real estate depreciation and amortization	122	120
Non-cash interest expense	604	845
Unrealized gain on derivatives	(30)	(26)
Loss on extinguishment of debt and debt modification costs	2,564	—
Provision for credit losses	542	—
Property management fees	1,223	1,232
Acquisition and pursuit costs	11	1,269
Corporate operating expenses	6,570	6,296
Weather-related losses, net	360	—
Preferred dividends	14,617	13,547
Preferred stock accretion	7,022	3,925
Less common stockholders and Operating Partnership Units pro-rata share of:
Other income, net	51	40
Preferred returns on unconsolidated real estate joint ventures	2,287	2,574
Interest income from mezzanine loan and ground lease investments	4,721	5,888
Gain on sale of real estate investments	62,427	110
Pro-rata share of properties’ income	17,265	16,181
Add:
Noncontrolling interest pro-rata share of partially owned property income	637	803
Total property income	17,902	16,984
Add:
Interest expense	13,247	14,070
Net operating income	31,149	31,054
Less:
Non-same store net operating income	7,188	7,235
Same store net operating income	$23,961	$23,819

Liquidity and Capital Resources

Liquidity is a measure of our ability to meet potential cash requirements, both short- and long-term. Our primary short-term liquidity requirements historically have related to (a) our operating expenses and other general business needs, (b) distributions to our stockholders, (c) committed investments and capital requirements to fund development and renovations at existing properties, (d) ongoing commitments to repay borrowings, including our credit facilities and our maturing short-term debt, and (e) Class A common stock, Series C Preferred Stock and Series D Preferred Stock repurchases under our stock repurchase program.

Our ability to access capital on favorable terms as well as to use cash from operations to continue to meet our short-term liquidity needs could be affected by various risks and uncertainties, including the effects of the COVID-19 pandemic and other risks detailed in Part II, Item 1A titled “Risk Factors” and in the other reports we have filed with the SEC.

We believe we currently have a stable financial condition; as of March 31, 2021, we collected 97% of rents from our multifamily properties for the three months ended March 31, 2021. As of April 30, 2021, we collected 98% of April rents from our multifamily properties. In prior quarters, we had provided rent deferral payment plans as a result of hardships certain tenants experienced due to the impact of COVID-19; for the quarter ended March 31, 2021, the Company did not provide any rent deferral payment plans, compared to the onset of the COVID-19 pandemic (quarter ended June 30, 2020) in which 1% of our tenant base was on payment plans. Although we may receive tenant requests for rent deferrals in the coming months, we do not expect to waive our contractual rights under our lease agreements. Further, while occupancy remains strong at 95.8% and 96.3% as of March 31, 2021 and April 30, 2021, respectively, in future periods we may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants, as a result of COVID-19 impact.

As we did in 2020 and to date in 2021, we expect to maintain a proactive capital allocation process and selectively sell assets at appropriate cap rates, which would be expected to generate cash sources for both our short-term and long-term liquidity needs. Due to the uncertainty surrounding the COVID-19 impact, we had suspended interior renovations at several properties as part of assuming a more conservative posture; however, we have selectively restarted the program at various properties as we gained more visibility on the economic recovery nationally and within our specific markets.

In general, we believe our available cash balances, the proceeds from our continuous Series T Preferred Offering, the Amended Senior and Second Amended Junior Credit Facilities, the Fannie Facility, other financing arrangements and cash flows from operations will be sufficient to fund our liquidity requirements with respect to our existing portfolio for the next 12 months. We expect that properties added to our portfolio with the proceeds from our continuous Series T Preferred Offering and from the  credit facilities will have a positive impact on our future results of operations. In general, we expect that our results related to our portfolio will improve in future periods as a result of anticipated future investments in and acquisitions of real estate. However, there can be no assurance that the worldwide economic disruptions arising from the COVID-19 pandemic will not cause conditions in the lending, capital and other financial markets to deteriorate, nor that our future revenues or access to capital and other sources of funding will not become constrained, which could reduce the amount of liquidity and credit available for use in acquiring and further diversifying our portfolio of multifamily assets. We cannot provide any assurances that we will be able to add properties to our portfolio at the anticipated pace, or at all.

We believe we will be able to meet our primary liquidity requirements going forward through:

•	$148.1 million in cash available at March 31, 2021;

•	$112.4 million of capacity on our credit facilities as of March 31, 2021;

•	cash generated from operating activities; and

•	our continuous Series T Preferred Offering, proceeds from future borrowings and potential offerings, including potential offerings of common and preferred stock through underwritten offerings, as well as issuances of units of limited partnership interest in our Operating Partnership, or OP Units.

Only 5.6%, or $82.0 million, of our mortgage debt is maturing through the remainder of 2021, of which $74.7 million is a loan with a June 2021 maturity and contains two (2) three-month extension options, subject to certain conditions.

In October 2020, our Board authorized new stock repurchase plans for the repurchase, from time to time, of up to an aggregate of $75 million in outstanding shares of our Class A common stock, Series A Preferred Stock, Series C Preferred Stock and/or Series D Preferred Stock. On February 9, 2021, our Board authorized the modification of the stock repurchase plans to increase the maximum repurchase amount from an aggregate of $75 million in shares to $150 million in shares. The repurchase plans will terminate upon the earliest to occur of certain specified events as set forth therein. During the three months ended March 31, 2021, we purchased 3,557,562 shares of Class A common stock for a total purchase price of approximately $40.7 million. As of March 31, 2021, the value of shares that may yet be purchased under the repurchase plans is $90.3 million.

At the current time, we do not anticipate the need to establish any material contingency reserves related to the COVID-19 pandemic, but we continue to assess along with our network of business partners the possible need for such contingencies, whether at the corporate or property level.

As equity capital market conditions permit, we may supplement our capital for short-term liquidity needs with proceeds of our Class A ATM Offering and potential offerings of common and preferred stock through underwritten offerings, as well as issuance of units of limited partnership interest in our Operating Partnership, or OP Units. Given the significant volatility in the trading price of our Class A common stock and REIT equities generally associated with the COVID-19 pandemic and our otherwise stable financial condition and liquidity position, we cannot provide assurances that these offerings are a likely source of capital to meet short-term liquidity needs.

Our primary long-term liquidity requirements relate to (a) costs for additional apartment community investments, (b) repayment of long-term debt and our credit facilities, (c) capital expenditures, (d) cash redemption requirements related to our Series B Preferred Stock, Series C Preferred Stock and Series T Preferred Stock, and (e) Class A common stock repurchases under our stock repurchase plans.

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

As we did in 2020 and to date in 2021, we may also selectively sell assets at appropriate times, which would be expected to generate cash sources for both our short-term and long-term liquidity needs.

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. We believe the Amended Senior and Second Amended Junior Credit Facilities, as well as the Fannie Facility, will continue to enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. We expect the combination of these facilities to provide us flexibility by allowing us, among other things, to use borrowings under our Amended Senior and Second Amended Junior Credit Facilities to acquire properties pending placement of permanent mortgage indebtedness, including under the Fannie Facility. In addition to restrictive covenants, these credit facilities contain material financial covenants. At March 31, 2021, we were in compliance with all covenants under our credit facilities. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

We expect to maintain distributions paid to our Series B Preferred Stock, our Series C Preferred Stock, our Series D Preferred Stock and our Series T Preferred Stock in accordance with the terms of those securities which require monthly or quarterly dividends depending on the series. While our policy is generally to pay distributions from cash flow from operations, our distributions through March 31, 2021 have been paid from cash flow from operations, proceeds from our continuous preferred stock offerings, including our Series T Preferred Stock, sales of assets, proceeds from underwritten securities offerings, and may in the future be paid from additional sources, such as from borrowings.

We have notes receivable in conjunction with properties that are in various stages of development, in lease-up and operating. To date, these investments have generally been structured as mezzanine loans, and in the future, we may also provide mortgage financing to these types of projects. The notes receivable provide a current stated return, and in certain cases, an accrued return, and required repayment based on a fixed maturity date, generally in relation to the property's construction loan or mortgage loan maturity. If the property does not repay the notes receivable upon maturity, our income, FFO, CFFO and cash flows could be reduced below the stated returns currently being recognized if the property does not produce sufficient cash flow to pay its operating expenses and debt service, or to refinance its debt obligations. In addition, we have, in certain cases, an option to purchase up to 100% of the common interest which holds an interest in the entity that owns the property. If we were to convert into common ownership, our income, FFO, CFFO and cash flows would be reflective of our pro rata share of the property's results, which could be a reduction from what our notes receivable currently generate.

We also have preferred membership interests in properties that are in various stages of development, in lease-up and operating. Our preferred equity investments are structured to provide a current preferred return, and in some cases, an accrued return, during all phases. Each joint venture in which we own a preferred membership interest is required to redeem our preferred membership interests, plus any accrued but unpaid preferred return, based on a fixed maturity date, generally in relation to the property’s construction loan or mortgage loan maturity. Upon redemption of the preferred membership interests, our income, FFO, CFFO and cash flows could be reduced below the preferred returns currently being recognized. Alternatively, if the joint ventures do not redeem our preferred membership interest when required, our income, FFO, CFFO and cash flows could be reduced if the property does not produce sufficient cash flow to pay its operating expenses, debt service and preferred return obligations. As we evaluate our capital position and capital allocation strategy, we may consider alternative means of financing the loan and preferred equity investment activities at the subsidiary level.

Off-Balance Sheet Arrangements

As of March 31, 2021, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of March 31, 2021, we own interests in ten joint ventures that are accounted for as held to maturity debt securities or loans.

Cash Flows from Operating Activities

As of March 31, 2021, we owned indirect equity interests in fifty-five real estate properties, consisting of thirty-four consolidated operating properties and twenty-one through preferred equity, mezzanine loan or ground lease investments. During the three months ended March 31, 2021, net cash provided by operating activities was $17.5 million after net income of $61.1 million was adjusted for the following:

•	non-cash items of $46.8 million;

•	an increase in accounts receivable, prepaids and other assets of $2.8 million; and

•	an increase in notes and accrued interest receivable of $0.9 million, offset by:

•	distributions and preferred returns from unconsolidated joint ventures of $3.3 million;

•	an increase in loss on extinguishment of debt and debt modification costs of $3.0 million; and

•	an increase in accounts payable and other accrued liabilities of $0.6 million.

Cash Flows from Investing Activities

During the three months ended March 31, 2021, net cash provided by investing activities was $186.7 million, primarily due to the following:

•	$203.3 million of proceeds from the sale of real estate investments; and

•	$15.2 million of proceeds from the sale and redemption of unconsolidated real estate joint ventures, offset by:

•	$27.7 million used in funding additional investments in unconsolidated joint ventures, notes receivable and a ground lease; and

•	$4.2 million used on capital expenditures.

Cash Flows from Financing Activities

During the three months ended March 31, 2021, net cash used in financing activities was $142.5 million, primarily due to the following:

•	$84.8 million of repayments of our mortgages payable;

•	$63.0 million in repayments on revolving credit facilities;

•	$55.1 million paid for the redemption of Series A Preferred Stock;

•	$40.7 million paid for the repurchase of Class A common stock;

•	$15.6 million paid in cash distributions to preferred stockholders;

•	$9.9 million in distributions paid to our noncontrolling interests;

•	$3.6 million paid in cash distributions to common stockholders;

•	$0.5 million increase in deferred financing costs; and

•	$0.1 million paid for the redemption of Series B Preferred Stock;

•	partially offset by net proceeds of $87.7 million the from issuance of units of Series T Preferred Stock;

•	net proceeds of $30.0 million from borrowings on revolving credit facilities;

•	net borrowings of $12.9 million on mortgages payable; and

•	net proceeds of $0.2 million from the exercise of Warrants.

Capital Expenditures

The following table summarizes our total capital expenditures for the three months ended March 31, 2021 and 2020 (amounts in thousands):

	Three Months Ended
	March 31,
	2021	2020
Redevelopment/renovations	$2,879	$4,400
Routine capital expenditures	594	747
Normally recurring capital expenditures	725	770
Total capital expenditures	$4,198	$5,917

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

CFFO makes certain adjustments to FFO, removing the effect of items that do not reflect ongoing property operations such as acquisition expenses, non-cash interest expense, unrealized gains or losses on derivatives, losses on extinguishment of debt and debt modification costs (includes prepayment penalties incurred and the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt), one-time weather-related costs, stock compensation expense and preferred stock accretion. We believe that CFFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core recurring property operations. As a result, we believe that CFFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential.

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

Neither FFO nor CFFO is equivalent to net income (loss), including net income (loss) attributable to common stockholders, or cash generated from operating activities determined in accordance with GAAP. Furthermore, FFO and CFFO do not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations or other commitments or uncertainties. Neither FFO nor CFFO should be considered as an alternative to net income (loss), including net income (loss) attributable to common stockholders, as an indicator of our operating performance or as an alternative to cash flow from operating activities as a measure of our liquidity.

We have acquired four operating properties, made six property investments through preferred equity or mezzanine loan investments, sold seven operating properties and received our full mezzanine loan or preferred equity in four investments subsequent to March 31, 2020. We paid a quarterly common stock dividend of $0.1625 during the three months ended March 31, 2021, a 102% payout on a CFFO basis. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

The table below presents our calculation of FFO and CFFO for the three months ended March 31, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Net income (loss) attributable to common stockholders	$23,581	$(16,493)
Add back: Net income (loss) attributable to Operating Partnership Units	10,160	(5,822)
Net income (loss) attributable to common stockholders and unit holders	33,741	(22,315)
Common stockholders and Operating Partnership Units pro-rata share of:
Real estate depreciation and amortization	19,405	19,900
Provision for credit losses	542	—
Gain on sale of real estate investments	(62,427)	(110)
FFO Attributable to Common Stockholders and Unit Holders	(8,739)	(2,525)
Common stockholders and Operating Partnership Units pro-rata share of:
Acquisition and pursuit costs	11	1,269
Non-cash interest expense	604	845
Unrealized gain on derivatives	(30)	(26)
Loss on extinguishment of debt and debt modification costs	2,564	—
Weather-related losses, net	360	—
Non-real estate depreciation and amortization	122	120
Other expense (income), net	98	(40)
Non-cash equity compensation	3,311	3,547
Preferred stock accretion	7,022	3,925
CFFO Attributable to Common Stockholders and Unit Holders	$5,323	$7,115

Per Share and Unit Information:
FFO Attributable to Common Stockholders and Unit Holders - diluted	$(0.26)	$(0.08)
CFFO Attributable to Common Stockholders and Unit Holders - diluted	$0.16	$0.22
Weighted average common shares and units outstanding - diluted	33,319,020	32,668,294

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

Contractual Obligations

The following table summarizes our contractual obligations as of March 31, 2021 which consisted of mortgage notes secured by our properties. At March 31, 2021, our estimated future required payments on these obligations were as follows (amounts in thousands):

		Remainder of
	Total	2021	2022-2023	2024-2025	Thereafter
Mortgages Payable (Principal)	$1,465,355	$81,986	$139,844	$570,682	$672,843
Estimated Interest Payments on Mortgages Payable	288,807	38,208	98,300	76,493	75,806
Total	$1,754,162	$120,194	$238,144	$647,175	$748,649

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

Distributions

	Payable to
	stockholders		Date
Declaration Date	of record as of	Amount	Paid or Payable
Class A Common Stock
December 11, 2020	December 24, 2020	$0.162500	January 5, 2021
March 12, 2021	March 25, 2021	$0.162500	April 5, 2021
Class C Common Stock
December 11, 2020	December 24, 2020	$0.162500	January 5, 2021
March 12, 2021	March 25, 2021	$0.162500	April 5, 2021
Series A Preferred Stock
December 11, 2020	December 24, 2020	$0.515625	January 5, 2021
January 27, 2021 (1)	February 26, 2021	$0.320833	February 26, 2021
Series B Preferred Stock
October 9, 2020	December 24, 2020	$5.00	January 5, 2021
January 13, 2021	January 25, 2021	$5.00	February 5, 2021
January 13, 2021	February 25, 2021	$5.00	March 5, 2021
January 13, 2021	March 25, 2021	$5.00	April 5, 2021
Series C Preferred Stock
December 11, 2020	December 24, 2020	$0.4765625	January 5, 2021
March 12, 2021	March 25, 2021	$0.4765625	April 5, 2021
Series D Preferred Stock
December 11, 2020	December 24, 2020	$0.4453125	January 5, 2021
March 12, 2021	March 25, 2021	$0.4453125	April 5, 2021
Series T Preferred Stock (2)
October 9, 2020	December 24, 2020	$0.128125	January 5, 2021
January 13, 2021	January 25, 2021	$0.128125	February 5, 2021
January 13, 2021	February 25, 2021	$0.128125	March 5, 2021
January 13, 2021	March 25, 2021	$0.128125	April 5, 2021

(1)	The dividend was paid on the date indicated to stockholders in conjunction with the redemption of shares of Series A Preferred Stock.
(2)	Shares of newly issued Series T Preferred Stock that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series T Preferred Stock was outstanding.

A portion of each dividend may constitute a return of capital for tax purposes. There is no assurance that we will continue to declare dividends or at this rate. Holders of OP Units and LTIP Units are entitled to receive “distribution equivalents” at the same time as dividends are paid to holders of our Class A common stock.

We have a dividend reinvestment plan that allows for participating stockholders to have their Class A common stock dividend distributions automatically reinvested in additional shares of Class A common stock based on the average price of the Class A common stock on the investment date. We plan to issue shares of Class A common stock to cover shares required for investment.

We also have a dividend reinvestment plan that allows for participating stockholders to have their Series T Preferred Stock dividend distributions automatically reinvested in additional shares of Series T Preferred Stock at a price of $25.00 per share. We plan to issue shares of Series T Preferred Stock to cover shares required for investment.

Our Board will determine the amount of dividends to be paid to our stockholders. The Board's determination will be based on several factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our "REIT taxable income" each year. While our policy is generally to pay distributions from cash flow from operations, we may declare distributions in excess of funds from operations.

Distributions paid were funded from cash provided by operating activities except with respect to $3.9 million for the three months ended March 31, 2021 which was funded from sales of real estate, borrowings, and/or proceeds from our equity offerings.

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Cash provided by operating activities	$17,540	$19,116

Cash distributions to preferred stockholders	$(15,620)	$(13,323)
Cash distributions to common stockholders	(3,642)	(3,828)
Cash distributions to noncontrolling interests, excluding $7.7 million from the sale of real estate investments in 2021	(2,152)	(1,790)
Total distributions	(21,414)	(18,941)

(Shortfall) excess	$(3,874)	$175
Proceeds from sale of real estate investments, net of noncontrolling distributions of $7.7 million in 2021	$75,794	$253
Proceeds from sale and redemption of our preferred equity investment in unconsolidated real estate joint ventures	$15,233	$35,542

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 2 "Basis of Presentation and Summary of Significant Accounting Policies" of our interim Consolidated Financial Statements .

Subsequent Events

Other than the items disclosed in Note 14 "Subsequent Events" to our interim Consolidated Financial Statements for the period ended March 31, 2021, no material events have occurred that required recognition or disclosure in these financial statements. Refer to Note 14 of our interim Consolidated Financial Statements for discussion.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal payments (in thousands) and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes. Fair value adjustments and unamortized deferred financing costs, net, of approximately $(4.6) million are excluded:

	2021	2022	2023	2024	2025	Thereafter	Total

Mortgage Notes Payable	$81,986	$13,821	$126,023	$201,580	$369,102	$672,843	$1,465,355
Weighted Average Interest Rate	2.02%	3.56%	3.20%	3.75%	3.88%	3.42%	3.49%

The fair value of mortgages payable is estimated at $1,498.0 million as of March 31, 2021.

The table above incorporates those exposures that exist as of March 31, 2021; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

As of March 31, 2021, we had nine interest rate caps, which are not accounted for as hedges, that we primarily use as part of our interest rate risk management strategy. Our interest rate caps effectively limit our exposure to interest rate risk by providing a ceiling on the underlying floating interest rates of our floating rate debt.

As of March 31, 2021, a 100-basis point increase or decrease in interest rates on the portion of our debt bearing interest at floating rates would result in an increase in interest expense of approximately $888,000 or decrease in interest expense of  approximately$92,000, respectively, for the quarter ended March 31, 2021.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of March 31, 2021, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Other than the following, there have been no material changes to our potential risks and uncertainties presented in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the twelve months ended December 31, 2020 filed with the SEC on February 23, 2021.

Your interests could be diluted by the incurrence of additional debt, the issuance of additional shares of preferred stock, including additional shares of Series  B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series T Preferred Stock (together the “Preferred Stock”) and by other transactions.

As of March 31, 2021, our total indebtedness was approximately $1.5 billion, and we may incur significant additional debt in the future. The Preferred Stock is subordinate to all our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. Our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and as of  March 31, 2021, the number of preferred shares outstanding was as follows: 440,934 shares of Series B Preferred Stock, 2,295,845 shares of Series C Preferred Stock, 2,774,338 shares of Series D Preferred Stock and 13,622,291 shares of Series T Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Preferred Stock would dilute the interests of the holders of shares of Preferred Stock, and any issuance of preferred stock senior to the Preferred Stock or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Preferred Stock. We may issue preferred stock on parity with the Preferred Stock without the consent of the holders of the Preferred Stock. Other than the Asset Coverage Ratio, our letter agreement with Cetera Financial Group, Inc. pertaining to our Series B Preferred Stock that requires us to maintain a preferred dividend coverage ratio, the articles supplementary establishing our Series T Preferred Stock that requires us to maintain a preferred dividend coverage ratio, and the right of holders to cause us to redeem the Series  C Preferred Stock upon a Change of Control/Delisting, none of the provisions relating to the Preferred Stock relate to or limit our indebtedness or afford the holders of shares of Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of shares of Preferred Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In October 2020, our Board authorized new stock repurchase plans for the repurchase, from time to time, of up to an aggregate of $75.0 million in outstanding shares of our Class A common stock, Series A Preferred Stock, Series C Preferred Stock and/or Series D Preferred Stock to be conducted in accordance with Rules 10b5-1 and 10b-18 of Securities Exchange Act of 1934, as amended (the "Exchange Act"). On February 9, 2021, our Board authorized the modification of the stock repurchase plans to increase the maximum repurchase amount from an aggregate of $75 million in shares to an aggregate of $150 million in shares of Class A common stock, Series C Preferred Stock, and/or Series D Preferred Stock. The repurchase plans will terminate upon the earliest to occur of certain specified events as set forth therein. The extent to which we repurchase shares of our Class A common stock, Series C Preferred Stock and/or Series D Preferred Stock, and the timing of any such purchases, will depend on a variety of factors including general business and market conditions and other corporate considerations. Share repurchases under the repurchase plans may be made in the open market or through privately negotiated transactions, subject to certain price limitations and other conditions established under the plans. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act. During the three months ended March 31, 2021, we purchased 3,557,562 shares of Class A common stock for a total purchase price of approximately $40.7 million. We made no repurchases of any series of our preferred stock during the first quarter 2021.

The following table is a summary of our repurchase activity during the quarter ended March 31, 2021:

			Total Number of	Maximum Dollar
			Shares	Value of
			Purchased	Shares that
			as Part of	May Yet
		Weighted	the Publicly	Be Purchased
	Total Number of	Average Price	Announced	Under the
Period	Shares Purchased (1)	Per Share	Plans	Plans
Class A Common Stock
January 1, 2021 – January 31, 2021	1,354,186	$11.79	1,354,186	$40,099,159
February 1, 2021 – February 28, 2021	1,232,735	11.33	1,232,735	101,133,048	(2)
March 1, 2021 – March 31, 2021	970,641	11.12	970,641	90,343,128
Total Class A Common Stock	3,557,562	$11.45	3,557,562

(1)	Includes shares repurchased by the Company pursuant to the stock repurchase plans as noted above and publicly announced in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 23, 2021, for up to an aggregate of $150.0 million in shares of our Class A common stock, Series C Preferred Stock and/or Series D Preferred Stock. Purchases may be made thereunder until the earliest to occur of certain specified events as set forth therein.
(2)	The maximum dollar value of shares that may yet be purchased under the repurchase plans reflects the modification of the plans that occurred on February 9, 2021 to increase the maximum repurchase amount from an aggregate of $75 million in shares to an aggregate of $150 million in shares.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Presentation dated January 11, 2021, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed January 11, 2021

99.2	Press Release dated February 11, 2021, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed February 11, 2021

99.3	Supplemental Financial Information, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed February 11, 2021

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows; (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

DATE:	May 10, 2021	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE:	May 10, 2021	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)