Form 10-Q
period 2021-06-30
Bluerock Residential Growth REIT, Inc.
filed 2021-08-05
CIK 1442626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Title of each class
Series B Redeemable Preferred Stock, $0.01 par value per share
Warrants to Purchase Shares of Class A Common Stock, $0.01 par value per share
Series T Redeemable Preferred Stock, $0.01 par value per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Number of shares outstanding of the registrant’s

classes of common stock, as of August 2, 2021:

Class A Common Stock: 26,411,287 shares

Class C Common Stock: 76,603 shares

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FORM 10-Q

June 30, 2021

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	(Unaudited)
	June 30,	December 31,
	2021	2020
ASSETS
Net Real Estate Investments
Land	$251,691	$279,481
Buildings and improvements	1,703,536	1,889,471
Furniture, fixtures and equipment	75,488	78,438
Total Gross Real Estate Investments	2,030,715	2,247,390
Accumulated depreciation	(187,066)	(186,426)
Total Net Operating Real Estate Investments	1,843,649	2,060,964
Operating real estate held for sale, net	144,878	36,213
Total Net Real Estate Investments	1,988,527	2,097,177
Cash and cash equivalents	136,766	83,868
Restricted cash	36,308	35,093
Notes and accrued interest receivable, net	165,654	157,734
Due from affiliates	667	339
Accounts receivable, prepaids and other assets, net	40,783	29,502
Preferred equity investments and investments in unconsolidated real estate joint ventures, net	86,328	83,485
In-place lease intangible assets, net	1,531	2,594
Non-real estate assets associated with operating real estate held for sale	271	145
Total Assets	$2,456,835	$2,489,937

LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY
Mortgages payable	$1,343,454	$1,490,932
Mortgages payable associated with operating real estate held for sale	93,137	38,773
Revolving credit facilities	—	33,000
Accounts payable	1,972	1,317
Other accrued liabilities	34,677	31,025
Due to affiliates	635	618
Distributions payable	13,879	13,421
Liabilities associated with operating real estate held for sale	1,135	383
Total Liabilities	1,488,889	1,609,469
8.250% Series A Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 10,875,000 shares authorized; no shares and 2,201,547 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	54,332
6.000% Series B Redeemable Preferred Stock, liquidation preference $1,000 per share, 1,225,000 shares authorized; 360,608 and 513,489 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	327,124	469,907
7.625% Series C Cumulative Redeemable Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,295,845 shares issued and outstanding as of June 30, 2021 and December 31, 2020	56,627	56,462
6.150% Series T Redeemable Preferred Stock, liquidation preference $25.00 per share, 32,000,000 shares authorized; 18,353,252 and 9,717,917 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	415,718	219,967
Equity
Stockholders’ Equity
Preferred stock, $0.01 par value, 197,900,000 shares authorized; no shares issued and outstanding	—	—
7.125% Series D Cumulative Preferred Stock, liquidation preference $25.00 per share, 4,000,000 shares authorized; 2,774,338 shares issued and outstanding as of June 30, 2021 and December 31, 2020	66,867	66,867
Common stock - Class A, $0.01 par value, 747,509,582 shares authorized; 28,861,937 and 22,020,950 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	289	220
Common stock - Class C, $0.01 par value, 76,603 shares authorized; 76,603 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1	1
Additional paid-in-capital	362,507	304,710
Distributions in excess of cumulative earnings	(303,960)	(313,392)
Total Stockholders’ Equity	125,704	58,406
Noncontrolling Interests
Operating Partnership units	18,751	(3,272)
Partially owned properties	24,022	24,666
Total Noncontrolling Interests	42,773	21,394
Total Equity	168,477	79,800
TOTAL LIABILITIES, REDEEMABLE PREFERRED STOCK AND EQUITY	$2,456,835	$2,489,937

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Rental and other property revenues	$49,721	$47,695	$100,803	$98,047
Interest income from mezzanine loan and ground lease investments	4,114	5,338	8,835	11,227
Total revenues	53,835	53,033	109,638	109,274

Expenses
Property operating	18,909	18,571	38,841	37,870
Property management fees	1,247	1,194	2,528	2,488
General and administrative	6,595	5,303	13,240	11,674
Acquisition and pursuit costs	3	423	15	1,691
Weather-related losses, net	—	—	400	—
Depreciation and amortization	19,926	20,067	40,250	40,990
Total expenses	46,680	45,558	95,274	94,713
Operating income	7,155	7,475	14,364	14,561
Other income (expense)
Other income	57	19	209	59
Preferred returns on unconsolidated real estate joint ventures	2,329	2,834	4,616	5,249
Provision for credit losses	(26)	—	(567)	—
Gain on sale of real estate investments	19,429	57,843	88,342	58,096
Loss on extinguishment of debt and debt modification costs	(647)	(13,985)	(3,687)	(13,985)
Interest expense, net	(13,460)	(13,859)	(27,294)	(28,774)
Total other income	7,682	32,852	61,619	20,645
Net income	14,837	40,327	75,983	35,206
Preferred stock dividends	(14,367)	(14,237)	(28,984)	(27,784)
Preferred stock accretion	(7,290)	(3,602)	(14,312)	(7,527)
Net (loss) income attributable to noncontrolling interests
Operating Partnership units	(1,978)	5,413	8,182	(409)
Partially owned properties	587	1,985	6,353	1,707
Net (loss) income attributable to noncontrolling interests	(1,391)	7,398	14,535	1,298
Net (loss) income attributable to common stockholders	$(5,429)	$15,090	$18,152	$(1,403)

Net (loss) income per common share - Basic	$(0.21)	$0.61	$0.68	$(0.09)

Net (loss) income per common share – Diluted	$(0.21)	$0.61	$0.68	$(0.09)

Weighted average basic common shares outstanding	28,129,862	24,307,147	25,623,537	24,197,479
Weighted average diluted common shares outstanding	28,129,862	24,345,034	25,688,530	24,197,479

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE THREE MONTHS ENDED JUNE 30, 2021

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
							Additional
	Number of		Number of		Number of		Paid-	Cumulative	Net Income	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Value	in Capital	Distributions	to Stockholders	Interests	Total Equity

Balance, April 1, 2021	25,110,432	$251	76,603	$1	2,774,338	$66,867	$332,926	$(375,748)	$81,982	$36,510	$142,789
Issuance of Class A common stock, net	941	—	—	—	—	—	9	—	—	—	9
Issuance costs for Class A common stock ATM	—	—	—	—	—	—	(626)	—	—	—	(626)
Issuance of Class A common stock due to Series B warrant exercise	20	—	—	—	—	—	1	—	—	—	1
Repurchase of Class A common stock	(4,605,598)	(45)	—	—	—	—	(45,060)	—	—	—	(45,105)
Issuance of restricted Class A common stock, net of shares withheld for employee taxes	38,721	—	—	—	—	—	1	—	—	—	1
Issuance of Long-Term Incentive Plan ("LTIP") Units for executive salaries	—	—	—	—	—	—	—	—	—	219	219
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	1,969	1,969
Issuance of LTIP Units for expense reimbursements	—	—	—	—	—	—	—	—	—	389	389
Common stock distributions declared	—	—	—	—	—	—	—	(4,765)	—	—	(4,765)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(5,818)	—	—	(5,818)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(5,206)	—	—	(5,206)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,094)	—	—	(1,094)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(94)	—	—	(94)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,235)	—	—	(1,235)
Series T Preferred Stock distributions declared	—	—	—	—	—	—	—	(6,220)	—	—	(6,220)
Series T Preferred Stock accretion	—	—	—	—	—	—	—	(1,990)	—	—	(1,990)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,748)	(1,748)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(2,795)	(2,795)
Redemption of Operating Partnership Units	—	—	—	—	—	—	(4)	—	—	(1)	(5)
Holder redemptions of Series T Preferred Stock and conversion into Class A common stock	54,736	—	—	—	—	—	547	—	—	—	547
Holder redemptions of Series B Preferred Stock and conversion into Class A common stock	71,927	1	—	—	—	—	714	—	—	—	715
Company redemptions of Series B Preferred Stock and conversion into Class A common stock	8,190,758	82	—	—	—	—	79,473	—	—	—	79,555
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	4,147	4,147
Adjustment for noncontrolling interest ownership in Operating Partnership	—	—	—	—	—	—	(5,474)	—	—	5,474	—
Net income (loss)	—	—	—	—	—	—	—	—	16,228	(1,391)	14,837
Balance, June 30, 2021	28,861,937	$289	76,603	$1	2,774,338	$66,867	$362,507	$(402,170)	$98,210	$42,773	$168,477

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE THREE MONTHS ENDED JUNE 30, 2020

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
							Additional
	Number of		Number of		Number of		Paid-	Cumulative	Net Income	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Value	in Capital	Distributions	to Stockholders	Interests	Total Equity

Balance, April 1, 2020	24,015,484	$240	76,603	$1	2,850,602	$68,705	$318,802	$(280,639)	$7,101	$43,100	$157,310
Issuance of Class A common stock, net	1,857	—	—	—	—	—	7	—	—	—	7
Issuance of Class A common stock for executive salaries	25,174	—	—	—	—	—	147	—	—	—	147
Repurchase of Class A common stock	—	—	—	—	—	—	1	—	—	—	1
Repurchase of Series A, Series C and/or Series D Preferred Stock	—	—	—	—	(76,264)	(1,838)	511	—	—		(1,327)
Issuance of restricted Class A common stock, net of shares withheld for employee taxes	78,865	1	—	—	—	—	79	—	—		80
Issuance of LTIP Units for executive bonuses	—	—	—	—	—	—	—	—	—	2,196	2,196
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	1,370	1,370
Issuance of LTIP Units for expense and capitalized cost reimbursements	—	—	—	—	—	—	—	—	—	438	438
Common stock distributions declared	—	—	—	—	—	—	—	(4,007)	—	—	(4,007)
Series A Preferred Stock distributions declared	—	—	—	—	—	—	—	(2,880)	—	—	(2,880)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	(296)	—	—	(296)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(7,766)	—	—	(7,766)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(2,794)	—	—	(2,794)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,103)	—	—	(1,103)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(101)	—	—	(101)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,245)	—	—	(1,245)
Series T Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,243)	—	—	(1,243)
Series T Preferred Stock accretion	—	—	—	—	—	—	—	(411)	—	—	(411)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	—	—	(1,661)	(1,661)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,419)	(3,419)
Conversion of Operating Partnership Units into Class A common stock	69,713	1	—	—	—	—	131	—	—	(132)	—
Holder redemptions of Series B Preferred Stock and conversion into Class A common stock	406,993	4	—	—	—	—	2,562	—	—	—	2,566
Company redemptions of Series B Preferred Stock and conversion into Class A common stock	—	—	—	—	—	—	15	—	—	—	15
Holder redemptions of Series T Preferred Stock and conversion into Class A common stock	7,499	—	—	—	—	—	36	—	—	—	36
Cash redemption of Series B Preferred Stock	—	—	—	—	—	—	2	—	—	—	2
Transfer of noncontrolling interest to controlling interest	—	—	—	—	—	—	—	—	—	(775)	(775)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(2,760)	—	—	—	(2,760)
Adjustment for noncontrolling interest ownership in Operating Partnership	—	—	—	—	—	—	2,440	—	—	(2,440)	—
Net income	—	—	—	—	—	—	—	—	32,929	7,398	40,327
Balance, June 30, 2020	24,605,585	$246	76,603	$1	2,774,338	$66,867	$321,973	$(302,485)	$40,030	$46,075	$172,707

See Notes to Consolidated Financial Statements

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE SIX MONTHS ENDED JUNE 30, 2021

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
							Additional
	Number of		Number of		Number of		Paid-	Cumulative	Net Income	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Value	in Capital	Distributions	to Stockholders	Interests	Total Equity
Balance, January 1, 2021	22,020,950	$220	76,603	$1	2,774,338	$66,867	$304,710	$(350,154)	$36,762	$21,394	$79,800
Issuance of Class A common stock, net	1,740	—	—	—	—	—	19	—	—	—	19
Issuance costs for Class A common stock ATM	—	—	—	—	—	—	(626)	—	—	—	(626)
Issuance of Class A common stock due to Series B warrant exercise	20,908	—	—	—	—	—	228	—	—	—	228
Repurchase of Class A common stock	(8,163,160)	(81)	—	—	—	—	(85,744)	—	—	—	(85,825)
Issuance of restricted Class A common stock, net of shares withheld for employee taxes	27,631	—	—	—	—	—	61	—	—	—	61
Issuance of LTIP Units for director compensation	—	—	—	—	—	—	—	—	—	374	374
Issuance of LTIP Units for executive bonuses	—	—	—	—	—	—	—	—	—	2,170	2,170
Issuance of LTIP Units for executive salaries	—	—	—	—	—	—	—	—	—	439	439
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	3,785	3,785
Issuance of LTIP Units for expense reimbursements	—	—	—	—	—	—	—	—	—	786	786
Common stock distributions declared	—	—	—	—	—	—	—	(8,720)	—	—	(8,720)
Series A Preferred Stock distributions declared	—	—	—	—	—	—	—	(706)	—	—	(706)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	(35)	—	—	(35)
Company redemption of Series A Preferred Stock accretion	—	—	—	—	—	—	—	(710)	—	—	(710)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(12,907)	—	—	(12,907)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(10,051)	—	—	(10,051)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(2,188)	—	—	(2,188)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(165)	—	—	(165)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(2,470)	—	—	(2,470)
Series T Preferred Stock distributions declared	—	—	—	—	—	—	—	(10,713)	—	—	(10,713)
Series T Preferred Stock accretion	—	—	—	—	—	—	—	(3,351)	—	—	(3,351)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,589)	(3,589)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(11,144)	(11,144)
Conversion of Operating Partnership Units into Class A common stock	62,023	1	—	—	—	—	(23)	—	—	24	2
Redemption of Operating Partnership Units	—	—	—	—	—	—	(4)	—	—	(1)	(5)
Holder redemptions of Series T Preferred Stock and conversion into Class A common stock	110,893	1	—	—	—	—	1,187	—	—	—	1,188
Holder redemptions of Series B Preferred Stock and conversion into Class A common stock	188,402	2	—	—	—	—	2,091	—	—	—	2,093
Company redemptions of Series B Preferred Stock and conversion into Class A common stock	14,592,550	146	—	—	—	—	150,534	—	—	—	150,680
Company redemption of Series A Preferred Stock activity	—	—	—	—	—	—	22	—	—	—	22
Series B warrant activity and exercise, net	—	—	—	—	—	—	(95)	—	—	—	(95)
Contributions from noncontrolling interests	—	—	—	—	—	—	—	—	—	4,147	4,147
Adjustment for noncontrolling interest ownership in Operating Partnership	—	—	—	—	—	—	(9,853)	—	—	9,853	—
Net income	—	—	—	—	—	—	—	—	61,448	14,535	75,983
Balance, June 30, 2021	28,861,937	$289	76,603	$1	2,774,338	$66,867	$362,507	$(402,170)	$98,210	$42,773	$168,477

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

FOR THE SIX MONTHS ENDED JUNE 30, 2020

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (Unaudited)

(In thousands, except share and per share amounts)

	Class A Common Stock		Class C Common Stock		Series D Preferred Stock
							Additional
	Number of		Number of		Number of		Paid-	Cumulative	Net Income	Noncontrolling
	Shares	Par Value	Shares	Par Value	Shares	Value	in Capital	Distributions	to Stockholders	Interests	Total Equity
Balance, January 1, 2020	23,422,557	$234	76,603	$1	2,850,602	$68,705	$311,683	$(259,254)	$6,122	$48,170	$175,661
Issuance of Class A common stock, net	169,255	2	—	—	—	—	1,972	—	—	—	1,974
Issuance of Class A common stock due to Series B warrant exercise	11,172	—	—	—	—	—	121	—	—	—	121
Issuance of Class A common stock for executive salaries	25,174	—	—	—	—	—	147	—	—	—	147
Repurchase of Class A common stock	(1,028,293)	(10)	—	—	—	—	(11,597)	—	—	—	(11,607)
Repurchase of Series A, Series C and/or Series D Preferred Stock	—	—	—	—	(76,264)	(1,838)	511	—	—		(1,327)
Issuance of restricted Class A common stock, net of shares withheld for employee taxes	78,865	1	—	—	—	—	221	—	—		222
Issuance of LTIP Units for director compensation	—	—	—	—	—	—	—	—	—	343	343
Issuance of LTIP Units for executive bonuses	—	—	—	—	—	—	—	—	—	2,196	2,196
Vesting of LTIP Units for compensation	—	—	—	—	—	—	—	—	—	3,228	3,228
Issuance of LTIP Units for expense and capitalized cost reimbursements	—	—	—	—	—	—	—	—	—	943	943
Common stock distributions declared	—	—	—	—	—	—	—	(7,920)	—	—	(7,920)
Series A Preferred Stock distributions declared	—	—	—	—	—	—	—	(5,830)	—	—	(5,830)
Series A Preferred Stock accretion	—	—	—	—	—	—	—	(501)	—	—	(501)
Series B Preferred Stock distributions declared	—	—	—	—	—	—	—	(15,614)	—	—	(15,614)
Series B Preferred Stock accretion	—	—	—	—	—	—	—	(6,227)	—	—	(6,227)
Series C Preferred Stock distributions declared	—	—	—	—	—	—	—	(2,210)	—	—	(2,210)
Series C Preferred Stock accretion	—	—	—	—	—	—	—	(180)	—	—	(180)
Series D Preferred Stock distributions declared	—	—	—	—	—	—	—	(2,514)	—	—	(2,514)
Series T Preferred Stock distributions declared	—	—	—	—	—	—	—	(1,616)	—	—	(1,616)
Series T Preferred Stock accretion	—	—	—	—	—	—	—	(619)	—	—	(619)
Distributions to Operating Partnership noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,252)	(3,252)
Distributions to partially owned noncontrolling interests	—	—	—	—	—	—	—	—	—	(3,826)	(3,826)
Conversion of Operating Partnership Units into Class A common stock	69,713	1	—	—	—	—	131	—	—	(132)	—
Holder redemptions of Series B Preferred Stock and conversion into Class A common stock	515,142	5	—	—	—	—	3,740	—	—	—	3,745
Company redemptions of Series B Preferred Stock and conversion into Class A common stock	1,334,501	13	—	—	—	—	15,779	—	—	—	15,792
Holder redemptions of Series T Preferred Stock and conversion into Class A common stock	7,499	—	—	—	—	—	36	—	—	—	36
Cash redemption of Series B Preferred Stock	—	—	—	—	—	—	8	—	—	—	8
Series B warrant activity and exercise, net	—	—	—	—	—	—	(21)	—	—	—	(21)
Transfer of noncontrolling interest to controlling interest	—	—	—	—	—	—	—	—	—	(775)	(775)
Acquisition of noncontrolling interest	—	—	—	—	—	—	(2,876)	—	—	—	(2,876)
Adjustment for noncontrolling interest ownership in Operating Partnership	—	—	—	—	—	—	2,118	—	—	(2,118)	—
Net income	—	—	—	—	—	—	—	—	33,908	1,298	35,206
Balance, June 30, 2020	24,605,585	$246	76,603	$1	2,774,338	$66,867	$321,973	$(302,485)	$40,030	$46,075	$172,707

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net income	$75,983	$35,206
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,005	42,825
Amortization of fair value adjustments	(578)	(220)
Preferred returns on unconsolidated real estate joint ventures	(4,616)	(5,249)
Gain on sale of real estate investments	(88,342)	(58,096)
Loss on extinguishment of debt and debt modification costs	3,687	13,985
Provision for credit losses	567	—
Amortization of deferred interest income on mezzanine loan	(997)	—
Distributions of income and preferred returns from preferred equity investments and unconsolidated real estate joint ventures	5,884	7,007
Share-based compensation attributable to equity incentive plan	4,159	3,571
Share-based compensation attributable to executive salaries	439	147
Share-based compensation attributable to restricted stock grants	190	269
Share-based expense to BRE – LTIP Units	786	943
Changes in operating assets and liabilities:
Due to affiliates, net	117	2,597
Accounts receivable, prepaids and other assets	(5,083)	(5,516)
Notes and accrued interest receivable	(1,813)	317
Accounts payable and other accrued liabilities	7,631	5,552
Net cash provided by operating activities	40,019	43,338

Cash flows from investing activities:
Acquisitions of real estate investments	(76,998)	(109,460)
Capital expenditures	(10,130)	(8,951)
Investment in notes receivable and ground lease	(27,228)	(13,552)
Repayments on notes receivable	12,426	29,000
Proceeds from sale of real estate investments	224,051	158,448
Proceeds from sale and redemption of unconsolidated real estate joint ventures	31,412	35,542
Purchase of interests from noncontrolling interests	—	(3,651)
Investment in unconsolidated real estate joint venture interests	(34,881)	(17,119)
Net cash provided by investing activities	118,652	70,257

Cash flows from financing activities:
Distributions to common stockholders	(7,599)	(7,742)
Distributions to noncontrolling interests	(14,541)	(6,654)
Distributions to preferred stockholders	(29,838)	(27,428)
Contributions from noncontrolling interests	4,147	—
Borrowings on mortgages payable	12,880	70,845
Repayments on mortgages payable including prepayment penalties	(87,501)	(135,141)
Proceeds from credit facilities	30,000	276,189
Repayments on credit facilities	(63,000)	(163,689)
Payments of deferred financing fees	(1,139)	(2,946)
Net proceeds from issuance of Class A common stock	19	1,974
Miscellaneous issuance costs	(626)	—
Repurchase of Class A common stock	(85,825)	(11,607)
Shares withheld for employee taxes upon vesting of awards	(129)	(47)
Redemption of 8.250% Series A Redeemable Preferred Stock	(55,055)	—
Repurchase of Series A, Series C and/or Series D Preferred Stock	—	(6,103)
Retirement of 6.0% Series B Redeemable Preferred Stock	(79)	(290)
Net proceeds from exercise of Warrants associated with the 6.0% Series B Redeemable Preferred Stock	179	115
Net proceeds from issuance of 6.150% Series T Redeemable Preferred Stock	193,714	89,978
Retirement of 6.150% Series T Redeemable Preferred Stock	(126)	(24)
Payments to redeem 6.150% Series T Redeemable Preferred Stock	(6)	—
Payments to redeem 6.0% Series B Redeemable Preferred Stock	(28)	(93)
Payments to redeem Operating Partnership Units	(5)	—
Net cash (used in) provided by financing activities	(104,558)	77,337

Net increase in cash, cash equivalents and restricted cash	$54,113	$190,932
Cash, cash equivalents and restricted cash, beginning of year	118,961	50,768
Cash, cash equivalents and restricted cash, end of period	$173,074	$241,700

Reconciliation of cash, cash equivalents and restricted cash
Cash and cash equivalents	$136,766	$211,968
Restricted cash	36,308	29,732
Total cash, cash equivalents and restricted cash, end of period	$173,074	$241,700

Supplemental disclosure of cash flow information
Cash paid for interest (net of interest capitalized)	$26,516	$27,686

Supplemental disclosure of non-cash investing and financing activities
Distributions payable - declared and unpaid	$13,879	$14,498
Mortgages assumed upon property acquisition	$45,515	$30,997
Mortgages assumed by buyer upon sale of real estate assets	$(67,268)	$—
Capital expenditures held in accounts payable and other accrued liabilities	$595	$(536)

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

As of June 30, 2021, the Company held sixty real estate investments, consisting of thirty-five consolidated operating properties and interests in twenty-five properties held through preferred equity, mezzanine loan or ground lease investments. Of the properties in which our interests are held through preferred equity, mezzanine loan or ground lease investments, eight are under development and seventeen are stabilized. The sixty investments contain an aggregate of 17,928 units, comprised of 11,532 consolidated multifamily operating units and 6,396 units through preferred equity, mezzanine loan or ground lease investments. Of the 6,396 units held through preferred, mezzanine loan or ground lease investments, 5,876 are multifamily units and 520 are single-family residential homes. As of June 30, 2021, the Company’s consolidated operating properties were approximately 96.2% occupied.

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

Note 2 – Basis of Presentation and Summary of Significant Accounting Policies

Principles of Consolidation and Basis of Presentation

The Company operates as an umbrella partnership REIT in which Bluerock Residential Holdings, L.P. (its “Operating Partnership”), or the Operating Partnership’s wholly-owned subsidiaries, owns substantially all the property interests acquired and investments made on the Company’s behalf. As of June 30, 2021, limited partners other than the Company owned approximately 28.28% of the common units of the Operating Partnership (15.64% is held by holders of limited partnership interest in the Operating Partnership (“OP Units”) and 12.64% is held by holders of the Operating Partnership’s long-term incentive plan units (“LTIP Units”), including 5.53% which are not vested at June 30, 2021).

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

The Company believes it currently has a stable financial condition: as of June 30, 2021, the Company collected 98% of rents from its multifamily properties for the three months ended June 30, 2021. In 2020, the Company had provided rent deferral payment plans as a result of hardships certain tenants experienced due to the impact of COVID-19; for the six months ended June 30, 2021, the Company did not provide rent deferral payment plans, compared to the onset of the COVID-19 pandemic (quarter ended June 30, 2020) in which 1% of the tenant base was on payment plans. Although the Company may receive tenant requests for rent deferrals in the coming months, the Company does not expect to waive its contractual rights under its lease agreements. Further, while occupancy remains strong at 96.2% as of June 30, 2021, in future periods, the Company may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants, as a result of the impact of COVID-19.

Summary of Significant Accounting Policies

Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the Securities and Exchange Commission (“SEC”) on February 23, 2021 for discussion of the Company’s significant accounting policies. During the six months ended June 30, 2021, there were no material changes to these policies.

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

In January 2021, the FASB issued ASU No. 2021-01 “Reference Rate Reform (Topic 848)” (“ASU 2021-01”). The amendments in ASU 2021-01 permit entities to elect certain optional expedients in connection with reference rate reform activities and their impact on debt, contract modifications and derivative instruments as it is expected the global market will transition from LIBOR and other interbank offered rates to alternative reference rates. The amendments in ASU 2021-01 can be applied retrospectively to interim periods that include or are subsequent to March 12, 2020 or applied prospectively through December 31, 2022. The Company is currently evaluating the impact of this new guidance.

Note 3 – Sale of Real Estate Assets and Held for Sale Properties

Sale of ARIUM Grandewood

On January 28, 2021, the Company closed on the sale of ARIUM Grandewood located in Orlando, Florida. The property was sold for approximately $65.3 million, subject to certain prorations and adjustments typical in such real estate transactions. ARIUM Grandewood was encumbered by a $39.1 million senior mortgage through the Master Credit Facility Agreement (refer to Note 9 for further information). Under the agreement, the Company had the option to forgo the repayment of the principal balance and any related prepayment penalties and costs by substituting the collateral securing the senior mortgage with collateral of the same or higher value. The Company elected to substitute the ARIUM Grandewood collateral with its Falls at Forsyth property and the transaction was completed on February 18, 2021. After consideration of the $39.1 million senior mortgage and payment of closing costs and fees of $1.1 million, the sale of ARIUM Grandewood generated net proceeds of approximately $25.1 million and a gain on sale of approximately $27.7 million. The Company recorded debt modification costs of $0.1 million related to the collateral substitution transaction.

Sale of James at South First

On February 24, 2021, the Company closed on the sale of James at South First located in Austin, Texas. The property was sold for $50.0 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of existing mortgage indebtedness encumbering the property in the amount of $25.6 million, the payment of early extinguishment of debt costs of $2.5 million and payment of closing costs and fees of $0.5 million, the sale of the property generated net proceeds of approximately $21.1 million and a gain on sale of approximately $17.4 million. The Company’s pro rata share of the proceeds was approximately $18.1 million. The Company recorded a loss on extinguishment of debt of $2.6 million related to the sale.

Sale of Marquis at The Cascades

On March 1, 2021, the Company closed on the sale of the Marquis at The Cascades properties, located in Tyler, Texas, pursuant to the terms and conditions of two separate purchase and sales agreements. The properties were sold for approximately $90.9 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the properties in the amount of $53.6 million and payment of closing costs and fees of $0.3 million, the sale of the properties generated net proceeds of approximately $37.3 million and a gain on sale of approximately $23.7 million. The Company’s pro rata share of the proceeds was approximately $32.6 million. The Company recorded a loss on extinguishment of debt of $0.3 million related to the sale.

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

Sale of Alexan Southside Place Interests

On March 25, 2021, Alexan Southside Place, the underlying asset of an unconsolidated joint venture located in Houston, Texas, was sold. In April 2021, the Company received $9.8 million of its $10.1 million preferred equity investment, which is net of the $15.9 million provision for credit loss recorded in the fourth quarter 2020. The remaining $0.3 million is expected to be received before year end and represents a holdback for a six-month representations and warranty period related to the sale. This amount was recorded as a related party receivable and is included in due from affiliates in the Company’s consolidated balance sheet.

Sale of Plantation Park

On April 26, 2021, the Company closed on the sale of Plantation Park located in Lake Jackson, Texas. The property was sold for $32.0 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for assumption of the existing mortgage indebtedness encumbering the property in the amount of $26.6 million and payment of closing costs and fees of $0.4 million, a loss on the sale of $1.1 million was incurred. The sale of the property generated net proceeds of approximately $4.9 million, of which the Company’s pro rata share of the proceeds was approximately $2.7 million. The Company recorded a loss on extinguishment of debt of $0.2 million related to the sale.

Sale of The Reserve at Palmer Ranch

On June 10, 2021, the Company closed on the sale of The Reserve at Palmer Ranch located in Sarasota, Florida. The property was sold for $57.6 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for assumption of the existing mortgage indebtedness encumbering the property in the amount of $40.6 million and payment of closing costs and fees of $0.9 million, the sale of the property generated net proceeds of approximately $16.6 million and a gain on sale of approximately $20.5 million. The Company recorded a loss on extinguishment of debt of $0.5 million related to the sale. The Company sold The Reserve at Palmer Ranch to its unaffiliated third-party joint venture partner in the Strategic Portfolio (the “Strategic JV”), and in conjunction with the sale, the Company used a portion of its net proceeds to make an additional preferred equity investment in the Strategic JV for The Reserve at Palmer Ranch. Refer to Note 7 for further information.

Sale of Vickers Historic Roswell

On June 29, 2021, Vickers Historic Roswell, a property located in Roswell, Georgia, was sold. Upon the sale, the mezzanine loan provided by the Company was paid off in the amount of $12.9 million, which included principal repayment of $12.4 million and accrued interest of $0.5 million.

Held for Sale

The Company entered into two separate purchase and sale agreements for the sales of the following properties: Park & Kingston, located in Charlotte, North Carolina, and The District at Scottsdale, located in Scottsdale, Arizona. The Company has classified both properties as held for sale as of June 30, 2021. Refer to Note 15 for further information.

Note 4 – Investments in Real Estate

As of June 30, 2021, the Company held sixty real estate investments, consisting of thirty-five consolidated operating properties and interests in twenty-five properties held through preferred equity, mezzanine loan or ground lease investments. The following tables provide summary information regarding the Company’s consolidated operating properties and preferred equity, mezzanine loan and ground lease investments.

Consolidated Operating Properties

		Number of	Date Built /	Ownership
Multifamily Community Name	Location	Units	Renovated (1)	Interest
ARIUM Glenridge	Atlanta, GA	480	1990	90%
ARIUM Westside	Atlanta, GA	336	2008	90%
Ashford Belmar	Lakewood, CO	512	1988/1993	85%
Avenue 25	Phoenix, AZ	254	2013	100%
Burano Hunter’s Creek, formerly ARIUM Hunter’s Creek	Orlando, FL	532	1999	100%
Carrington at Perimeter Park	Morrisville, NC	266	2007	100%
Chattahoochee Ridge	Atlanta, GA	358	1996	90%
Chevy Chase	Austin, TX	320	1971	92%
Cielo on Gilbert	Mesa, AZ	432	1985	90%
Citrus Tower	Orlando, FL	336	2006	97%
Denim	Scottsdale, AZ	645	1979	100%
Elan	Austin, TX	270	2007	100%
Element	Las Vegas, NV	200	1995	100%
Falls at Forsyth	Cumming, GA	356	2019	100%
Gulfshore Apartment Homes	Naples, FL	368	2016	100%
Navigator Villas	Pasco, WA	176	2013	90%
Outlook at Greystone	Birmingham, AL	300	2007	100%
Park & Kingston	Charlotte, NC	168	2015	100%
Pine Lakes Preserve	Port St. Lucie, FL	320	2003	100%
Providence Trail	Mount Juliet, TN	334	2007	100%
Roswell City Walk	Roswell, GA	320	2015	98%
Sands Parc	Daytona Beach, FL	264	2017	100%
The Brodie	Austin, TX	324	2001	100%
The Debra Metrowest, formerly ARIUM Metrowest	Orlando, FL	510	2001	100%
The District at Scottsdale	Scottsdale, AZ	332	2018	99	% (2)
The Links at Plum Creek	Castle Rock, CO	264	2000	88%
The Mills	Greenville, SC	304	2013	100%
The Preserve at Henderson Beach	Destin, FL	340	2009	100%
The Sanctuary	Las Vegas, NV	320	1988	100%
Veranda at Centerfield	Houston, TX	400	1999	93%
Villages of Cypress Creek	Houston, TX	384	2001	80%
Wayford at Concord	Concord, NC	150	2019	83%
Wesley Village	Charlotte, NC	301	2010	100%
Windsor Falls	Raleigh, NC	276	1994	100%
Yauger Park Villas	Olympia, WA	80	2010	95%
Total		11,532

(1)Represents date of last significant renovation or year built if there were no renovations.

(2)On April 1, 2021, an unaffiliated third party acquired a 1% ownership interest in The District at Scottsdale.

Depreciation expense was $18.4 million and $18.0 million, and $37.1 million and $36.2 million, for the three and six months ended June 30, 2021 and 2020, respectively.

Intangibles related to the Company’s consolidated investments in real estate consist of the value of in-place leases. Amortization expense related to the in-place leases was $1.4 million and $2.1 million, and $2.9 and $4.8 million for the three and six months ended June 30, 2021 and 2020, respectively.

Preferred Equity, Mezzanine Loan and Ground Lease Investments

				Actual /
		Actual /		Estimated	Actual / Estimated
		Planned		Initial	Construction
Investment/Community Name	Location	Number of Units		Occupancy	Completion
Development Investments (1)
Zoey	Austin, TX	307		1Q 2022	2Q 2022
Reunion Apartments	Orlando, FL	280		1Q 2022	3Q 2022
Willow Park	Willow Park, TX	46	(2)	2Q 2022	4Q 2022
Avondale Hills	Decatur, GA	240		1Q 2023	1Q 2023
The Hartley at Blue Hill, formerly The Park at Chapel Hill	Chapel Hill, NC	414		4Q 2021	1Q 2023
Deerwood Apartments	Houston, TX	330		4Q 2022	2Q 2023
Encore Chandler	Chandler, AZ	208		2Q 2023	3Q 2023
Wayford at Innovation Park	Charlotte, NC	210		1Q 2023	2Q 2024
Total development units		2,035

Multifamily Community Name	Location	Number of Units
Operating Investments (1)
Alexan CityCentre	Houston, TX	340
Belmont Crossing (3)	Smyrna, GA	192
Deercross	Indianapolis, IN	372
Domain at The One Forty	Garland, TX	299
Georgetown Crossing (3)	Savannah, GA	168
Hunter’s Pointe (3)	Pensacola, FL	204
Mira Vista	Austin, TX	200
Motif	Fort Lauderdale, FL	385
Park on the Square (3)	Pensacola, FL	240
Peak Housing	Various, Texas	474	(2)
Sierra Terrace (3)	Atlanta, GA	135
Sierra Village (3)	Atlanta, GA	154
The Commons(3)	Jacksonville, FL	328
The Reserve at Palmer Ranch (3)	Sarasota, FL	320
The Riley	Richardson, TX	262
Thornton Flats	Austin, TX	104
Water’s Edge (3)	Pensacola, FL	184
Total operating units		4,361
Total units		6,396

(1)	Properties in which the Company has a mezzanine loan, preferred equity or ground lease investment. Operating investments represent stabilized operating properties. Refer to Note 6 and Note 7 for further information.
(2)	Willow Park and Peak Housing are preferred equity investments made by the Company in portfolios of single-family residential homes. The actual/planned number of units shown represents the number of single-family residential homes within each respective portfolio.
(3)	These nine operating properties are collectively known as the Strategic Portfolio. Refer to Note 7 for further information.

Note 5 – Acquisition of Real Estate

The following describes the Company’s significant acquisition activity and related new financing during the six months ended June 30, 2021 (dollars in thousands):

			Ownership	Purchase
Property	Location	Date	Interest	Price	Mortgage
Yauger Park Villas	Olympia, WA	April 14, 2021	95%	$24,500	$15,077	(1)
Wayford at Concord	Concord, NC	June 4, 2021	83%	44,438	—	(2)
Windsor Falls	Raleigh, NC	June 17, 2021	100%	48,775	27,442	(3)

(1)	Mortgage balance includes a $10.5 million senior loan assumption and a $4.6 million supplemental loan assumption secured by the Yauger Park Villas property.
(2)	Purchase price was funded in full by the Company and its unaffiliated joint venture partner upon acquisition.
(3)	Mortgage balance represents a loan assumption secured by the Windsor Falls property.

Purchase Price Allocation

The real estate acquisitions above have been accounted for as asset acquisitions. The purchase prices were allocated to the acquired assets and assumed liabilities based on their estimated fair values at the dates of acquisition.

The following table summarizes the assets acquired and liabilities assumed at the acquisition date for acquisitions made during the six months ended June 30, 2021 (amounts in thousands):

Purchase
Price
Allocation
Land	$14,498
Building	87,960
Building improvements	2,790
Land improvements	13,665
Furniture and fixtures	1,769
In-place leases	1,831
Total assets acquired	$122,513
Mortgages assumed	$42,519
Fair value adjustments	2,996
Total liabilities assumed	$45,515

Note 6 – Notes and Interest Receivable

Following is a summary of the notes and accrued interest receivable due from mezzanine loan investments as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	June 30,	December 31,
Property	2021	2020
Avondale Hills	$12,153	$1,021
Domain at The One Forty	24,826	24,315
Motif	80,521	75,436
Reunion Apartments	10,769	8,161
The Hartley at Blue Hill, formerly The Park at Chapel Hill	37,920	36,927
Vickers Historic Roswell	—	12,048
Total	$166,189	$157,908
Provision for credit losses (1)	(535)	(174)
Total, net	$165,654	$157,734

(1)	Refer to the Provision for Credit Losses table below.

Provision for Credit Losses

As of June 30, 2021, the Company’s provision for credit losses on its mezzanine loan investments was $0.5 million on a carrying amount of $166.2 million of these investments. The provision for credit losses of the Company’s mezzanine loan investments for the three and six months ended June 30, 2021 are summarized in the table below (amounts in thousands):

	Three Months	Six Months
	Ended	Ended
	June 30, 2021	June 30, 2021
Beginning balance as of April 1 and January 1, 2021, respectively	$575	$174
Provision for credit loss on pool of assets, net (1)	(40)	361
Ending balance	$535	$535

(1)	Under Current Expected Credit Losses (CECL), a provision for credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The decrease in the provision during the three months ended June 30, 2021 was primarily the result of the removal of Vickers Historic Roswell from the pool of assets as the property was sold and a slight decrease in the trailing twelve-month historical default rate.

Following is a summary of the interest income from mezzanine loan and ground lease investments for the three and six months ended June 30, 2021 and 2020 (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Property	2021	2020	2021	2020
Arlo (1)	$—	$1,068	$—	$2,087
Avondale Hills	286	—	403	—
Domain at The One Forty	244	325	483	647
Motif (2)	1,488	2,297	3,862	4,697
Novel Perimeter (1)	—	795	—	1,566
Reunion Apartments	303	—	593	—
The Hartley at Blue Hill	1,035	384	2,058	1,320
Vickers Historic Roswell (1)	463	430	903	859
Zoey (3)	295	39	533	51
Total	$4,114	$5,338	$8,835	$11,227

(1)	In the fourth quarter 2020, the Arlo and Novel Perimeter properties were sold. In the second quarter 2021, the Vickers Historic Roswell property was sold. Each mezzanine loan provided by the Company was paid off in full upon the sale of each property.
(2)	The Motif interest income amounts for the three and six months ended June 30, 2021 are net of a ($1.0) million adjustment for straight line income recognition. The adjustment results from a reduced loan rate in the upcoming years as part of the amended and restated mezzanine loan agreement as noted below.
(3)	The ground lease project is under development and the full leasehold improvement allowance of $20.4 million as committed by the Company has been fully funded and is included within accounts receivable, prepaids and other assets in the Company’s consolidated balance sheets.

The occupancy percentages of the Company’s mezzanine loan investment properties at June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
Property	2021	2020
Avondale Hills	(1)	(2)
Domain at The One Forty	95.0%	92.6%
Motif	94.8%	62.1%
Reunion Apartments	(1)	(2)
The Hartley at Blue Hill	(1)	(2)

(1)	The development had not commenced lease-up as of June 30, 2021.
(2)	The development had not commenced lease-up as of December 31, 2020.

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

On March 29, 2021, the Company entered into an amended and restated mezzanine loan agreement (the “Motif Mezz Loan”) with BR Flagler JV Member, LLC (“Motif JV Member”) to increase its loan commitment to $88.6 million, of which $79.7 million had been funded as of June 30, 2021. As part of the agreement, the Company agreed to reduce, after December 31, 2021, the Motif Mezz Loan’s current fixed rate of 12.9% per annum as follows: 9.0% per annum for the calendar year 2022 and 6.0% per annum for the calendar year 2023 and thereafter. In conjunction with entering the amended and restated Motif Mezz Loan, the Company entered into an amended operating agreement for Motif JV Member with Bluerock Special Opportunity + Income Fund II, LLC (“Fund II”) and Bluerock Special Opportunity + Income Fund III, LLC (“Fund III”). In consideration for the Company reducing the Motif Mezz Loan interest rate, Fund II and Fund III agreed to (a) admit BRG Flagler Village Profit Share, LLC (the “Motif PS”), a wholly-owned subsidiary of the Company, as an additional member of Motif JV Member, (b) grant Motif PS a 50% participation in any profits achieved in a sale after repayment of the Motif Mezz Loan and the Company, Fund II and Fund III each receive full return of their respective capital contributions, and (c) grant the Company a right to compel Motif JV Member to refinance and/or sell the Motif property beginning January 1, 2023. The Motif Mezz Loan matures on March 29, 2026 and can be prepaid without penalty.

Domain at The One Forty Mezzanine Financing

On June 29, 2021, the Company entered into an amended and restated mezzanine loan agreement (the “Domain Mezz Loan”) with BR Member Domain Phase I, LLC, an affiliate of BRG Manager, LLC, the Company’s former Manager, to increase the Company’s mezzanine loan commitment from $24.5 million to $27.4 million, of which $24.7 had been funded as of June 30, 2021. Additionally, the amended and restated Domain Mezz Loan extended the initial term date of the loan to June 29, 2024. There were no other changes in terms from the previous loan.

Vickers Historic Roswell Mezzanine Financing

The Vickers Historic Roswell property was sold on June 29, 2021. Refer to Note 3 for further information.

Note 7 – Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The carrying amount of the Company’s preferred equity investments and investments in unconsolidated real estate joint ventures as of June 30, 2021 and December 31, 2020 is summarized in the table below (amounts in thousands):

	June 30,	December 31,
Property	2021	2020
Alexan CityCentre	$16,678	$15,063
Alexan Southside Place (1)	—	26,038
Deercross	4,000	—
Mira Vista	5,250	5,250
Peak Housing	10,705	—
Strategic Portfolio (2)	38,454	27,054
The Conley (3)	—	15,036
The Riley	6,961	—
Thornton Flats	4,600	4,600
Wayford at Concord (4)	—	6,500
Other	68	97
Total	$86,716	$99,638
Provision for credit losses (5)	(388)	(16,153)
Total, net	$86,328	$83,485

(1)	On March 25, 2021, Alexan Southside Place, the property underlying the Company’s preferred equity investment, was sold. Refer to Note 3 for further information.
(2)	Belmont Crossing, Georgetown Crossing, Hunter’s Pointe, Park on the Square, Sierra Terrace, Sierra Village, The Commons, The Reserve at Palmer Ranch and Water’s Edge are collectively known as the Strategic Portfolio.
(3)	On March 18, 2021, the Company’s preferred equity investment in The Conley was redeemed. Refer to Note 3 for further information.
(4)	On June 4, 2021, the Company’s preferred equity investment in Wayford at Concord was redeemed. Refer to the Wayford at Concord Interests disclosure below for further information.
(5)	Refer to the Provision for Credit Losses table below.

Provision for Credit Losses

As of June 30, 2021, the Company’s provision for credit losses on its preferred equity investments was $0.4 million on a carrying amount of $86.7 million of these investments. The provision for credit losses of the Company’s preferred equity investments for the three and six months ended June 30, 2021 are summarized in the table below (amounts in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Beginning balance as of April 1 and January 1, 2021, respectively	$315	$16,153
Provision for credit loss on pool of assets, net (1)	73	165
Provision for credit loss – Alexan Southside Place (2)	—	(15,930)
Ending balance	$388	$388

(1)	Under Current Expected Credit Losses (CECL), a provision for credit losses for similar assets is calculated based on a historical default rate applied to the remaining life of the assets. The increase in the provision during the three months ended June 30, 2021 was the result of a net increase resulting from changes to the pool of assets as three new investments were made and one property underlying an investment was sold.
(2)	On March 25, 2021, Alexan Southside Place, the property underlying the Company’s preferred equity investment, was sold. Refer to Note 3 for further information.

As of June 30, 2021, the Company, through wholly-owned subsidiaries of the Operating Partnership, had outstanding equity investments in thirteen joint ventures.

Eleven of the thirteen equity investments, Alexan CityCentre, Deercross, Deerwood Apartments, Encore Chandler, Mira Vista, Peak Housing, Strategic Portfolio, The Riley, Thornton Flats, Wayford at Innovation Park and Willow Park, are preferred equity investments that are classified as held to maturity debt securities as the Company has the intention and ability to hold the investments to maturity. The Company earns a fixed return on these investments which is included within preferred returns on unconsolidated real estate joint ventures in its consolidated statements of operations. The joint venture is the controlling member in an entity whose purpose is to develop or operate a property.

Two of the thirteen equity investments, Domain at The One Forty and Motif, represent a remaining 0.5% common interest in joint ventures where, in some cases, the Company had previously redeemed its preferred equity investment in the joint ventures and provided a mezzanine loan. Refer to Note 6 for further information.

The preferred returns on the Company’s unconsolidated real estate joint ventures for the three and six months ended June 30, 2021 and 2020 are summarized below (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Property	2021	2020	2021	2020
Alexan CityCentre	$714	$616	$1,377	$1,207
Alexan Southside Place	—	318	—	632
Deercross	6	—	6	—
Helios (1)	—	—	—	(159)
Mira Vista	134	134	267	268
Peak Housing	235	—	235	—
Riverside Apartments	—	421	—	829
Strategic Portfolio	791	544	1,501	841
The Conley	—	485	405	961
The Riley	194	—	257	—
Thornton Flats	103	103	205	206
Wayford at Concord	152	213	363	408
Whetstone Apartments	—	—	—	56
Total preferred returns on unconsolidated joint ventures	$2,329	$2,834	$4,616	$5,249

(1)	Of the ($159) loss incurred at Helios for the six months ended June 30, 2020, ($143) pertains to costs related to the sale of Helios.

The occupancy percentages of the Company’s unconsolidated real estate joint ventures at June 30, 2021 and December 31, 2020 are as follows:

	June 30,	December 31,
Property	2021	2020
Alexan CityCentre	96.5%	94.1%
Deercross	96.8%	—
Deerwood Apartments	(1)	—
Encore Chandler	(1)	(2)
Mira Vista	95.5%	95.0%
Peak Housing	93.0%	—
Strategic Portfolio:
Belmont Crossing	95.8%	91.7%
Georgetown Crossing	98.2%	88.7%
Hunter’s Pointe	98.0%	99.0%
Park on the Square	97.5%	97.5%
Sierra Terrace	97.0%	89.6%
Sierra Village	94.2%	87.7%
The Commons	98.8%	93.9%
The Reserve at Palmer Ranch	98.1%	—
Water’s Edge	97.8%	99.5%
The Riley	97.3%	—
Thornton Flats	97.1%	88.5%
Wayford at Innovation Park	(1)	—
Willow Park	(1)	—

(1)	The development had not commenced lease-up as of June 30, 2021.
(2)	The development had not commenced lease-up as of December 31, 2020.

Alexan Southside Place Interests

On March 25, 2021, Alexan Southside Place, the property underlying the Company’s preferred equity investment, was sold. Refer to Note 3 for further information.

Deercross Interests

On June 25, 2021, the Company made a $4.0 million preferred equity investment in a joint venture (the “Deercross JV”) with an unaffiliated third party for Deercross, a 372-unit, stabilized property located in Indianapolis, Indiana. The Company earns a 7.0% current return and a 3.5% accrued return on its investment, for a total preferred return of 10.5% per annum. The current return shall be paid monthly to the extent the property generates cash flow in excess of operating costs, and any amount of the current return not paid monthly shall be accrued. The Deercross JV is required to redeem the Company’s preferred equity interest plus any accrued preferred return on the earlier date of: (i) the sale of the property, (ii) the refinancing of the senior mortgage loan (refer to below), or (iii) the maturity date of the senior mortgage loan.

In conjunction with the Deercross investment, the Deercross property owner, which is owned by an entity in which the Company has an equity interest, entered into an $18.9 million senior mortgage loan. The loan matures on June 1, 2033 and is secured by the fee simple interest in the Deercross property. The loan bears interest at a fixed rate of 4.66% with interest-only monthly payments through June 2025 and future monthly payments based on thirty-year amortization. The loan can only be prepaid in full and is subject to yield maintenance or a 1% prepayment penalty until December 1, 2032.

Deerwood Apartments Interests

On June 16, 2021, the Company entered into a joint venture agreement with an unaffiliated third party (the “Deerwood JV”) to develop an approximately 330-unit, Class A apartment community located in Houston, Texas to be known as Deerwood Apartments. The Company has made a commitment to invest $16.5 million of preferred equity interests in the Deerwood JV, of which none had been funded as of June 30, 2021. The Company will begin funding capital once the unaffiliated third party has contributed its full common equity commitment. The Company will earn an 11.5% per annum accrued return on outstanding capital contributions with payments to be remitted when the property generates cash flow in excess of operating costs and/or there are available net proceeds from financing, refinancing or sale of the property. The Deerwood JV is required to redeem the Company’s preferred equity interest plus any accrued preferred return on the date the construction loan is due and payable (as noted below) or earlier upon the occurrence of certain events.

In conjunction with the Deerwood Apartments development, the Deerwood Apartments property owner, which is owned by an entity in which the Company has an equity interest, entered into a $39.5 million construction loan, of which none was outstanding as of June 30, 2021. The loan matures on June 16, 2026 and is secured by the fee simple interest in the Deerwood Apartments property. The loan contains a one-year extension option, subject to certain conditions, and can be prepaid without penalty. The loan bears interest on a floating basis on the amount drawn based on the greater of 3.35% or one-month LIBOR plus 2.75%, with the potential for a reduced spread upon achieving a certain debt service coverage ratio. Regular monthly payments are interest-only through June 2025, with future monthly payments based on thirty-year amortization.

Peak Housing Interests

On April 12, 2021, the Company made a $10.7 million preferred equity investment in the operating partnership of Peak Housing REIT (the “Peak REIT OP”), an unaffiliated private REIT. Peak Housing’s portfolio consists of 474 single-family residential homes located in Texas. The Company earns a 7.0% current return and a 3.0% accrued return on its investment, for a total preferred return of 10.0% per annum. The current return shall be paid monthly to the extent the property generates cash flow in excess of operating costs, and any amount of the current return not paid monthly shall be accrued at a rate of 15% per annum. The properties in Peak Housing’s portfolio are subject to individual mortgage debt in the aggregate amount of $53.6 million. The Peak REIT OP is required to redeem the Company’s preferred equity interest plus any accrued preferred return in each property, on a pro rata basis, on the earlier date of: (i) April 12, 2024, with the option for two (2) one-year extensions, subject to certain conditions, (ii) the sale of a property, (iii) the refinancing of the loan related to a property, or (iv) the maturity date of a property loan.

Strategic Portfolio Interests

On June 10, 2021, the Company made an additional preferred equity investment of $11.4 million in a joint venture (the “Strategic JV”) with an unaffiliated third party for The Reserve at Palmer Ranch, a 320-unit, stabilized property located in Sarasota, Florida. The Reserve at Palmer Ranch was previously owned by the Company and sold on June 10, 2021 to its partner in the Strategic JV (refer to Note 3 for further information). The Reserve at Palmer Ranch, together with Belmont Crossing, Georgetown Crossing, Hunter’s Pointe, Park on the Square, Sierra Terrace, Sierra Village, The Commons and Water’s Edge, are collectively known as the Strategic Portfolio. For its investment related to The Reserve at Palmer Ranch, the Company earns a 6.35% current return and a 5.15% accrued return on its investment, for a total preferred return of 11.5% per annum. The current return shall be paid monthly to the extent the property generates cash flow in excess of operating costs, and any amount of the current return not paid monthly shall be accrued. The Strategic JV is required to redeem the Company’s preferred equity interest plus any accrued preferred return in each property on the earlier date of: (i) the sale of the property, (ii) the refinancing of the loan related to the property, or (iii) the maturity date of the property loan. The properties in the Strategic Portfolio are subject to individual property mortgage debt in the aggregate amount of $161.0 million.

The Conley Interests

On March 18, 2021, the Company’s preferred equity investment in The Conley was redeemed. Refer to Note 3 for further information.

The Riley Interests

On March 1, 2021, the Company made a $7.0 million preferred equity investment in a joint venture (the “Riley JV”) with an unaffiliated third party for a stabilized property in Richardson, Texas known as The Riley. The Company earns a 6.0% current return and a 5.0% accrued return on its investment, for a total preferred return of 11.0% per annum. The Riley JV is required to redeem the Company’s preferred equity interest plus any accrued preferred return on the earlier date of: (i)(a) the refinancing or (b) maturity of the property loan, detailed below, (ii) the sale of the property, or (iii) any other acceleration event.

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

Wayford at Concord Interests

On June 4, 2021, the Company, along with an unaffiliated third party, purchased the interests in the Wayford at Concord property, the underlying asset of the Company’s unconsolidated joint venture (the “Wayford JV”) located in Concord, North Carolina, from the Company’s Wayford JV partner for $44.4 million. The Company acquired an 83% interest in Wayford at Concord. In conjunction with the sale, the Company’s preferred equity investment was redeemed by the Wayford JV for $7.0 million, which included its original preferred investment of $6.5 million and accrued preferred return of $0.5 million. Upon the redemption of its preferred investment and the purchase of Wayford at Concord, the Company began consolidating the property’s statement of operations and balance sheet.

Wayford at Innovation Park Interests

On June 17, 2021, the Company entered into a joint venture agreement with an unaffiliated third party (the “Wayford IP JV”) to develop an approximately 210-unit, Class A apartment community located in Charlotte, North Carolina to be known as Wayford at Innovation Park. The Company has made a commitment to invest in $11.7 million of preferred equity interests in the Wayford IP JV, of which none had been funded as of June 30, 2021. The Company will begin funding capital once the unaffiliated third party has contributed its full common equity commitment. The Company will earn a 12.5% per annum accrued return on outstanding capital contributions with payments to be remitted when the property generates cash flow in excess of operating costs and/or there are available net proceeds from financing, refinancing or sale of the property. The Wayford IP JV is required to redeem the Company’s preferred equity interest plus any accrued preferred return on June 17, 2026 or earlier upon the occurrence of certain events.

Willow Park Interests

On June 17, 2021, the Company entered into a joint venture agreement with Peak Housing REIT (the “Willow Park JV”) to develop approximately 46-built for rent, single-family residential homes in Willow Park, Texas. The Company made a commitment to invest $3.8 million of preferred equity interests in the Willow Park JV, of which none had been funded as of June 30, 2021. The Company will begin funding capital once the unaffiliated third party has contributed its full common equity commitment. The Company will earn a 13% per annum accrued return on outstanding capital contributions with payments to be remitted when the properties generate cash flow in excess of operating costs and/or there are available net proceeds from financing, refinancing or sale of properties. The Willow Park JV is required to redeem the Company’s preferred equity interests plus any accrued preferred return on the date the future construction loan is due and payable or earlier upon the occurrence of certain events. Construction loan financing is expected to close in the third quarter 2021.

Note 8 – Revolving Credit Facilities

The outstanding balances on the revolving credit facilities as of June 30, 2021 and December 31, 2020 are as follows (amounts in thousands):

	June 30,	December 31,
Revolving Credit Facilities	2021	2020
Amended Senior Credit Facility	$—	$33,000
Second Amended Junior Credit Facility	—	—
Total	$—	$33,000

Amended Senior Credit Facility

On March 6, 2020, the Company entered into the Amended Senior Credit Facility. The Amended Senior Credit Facility provides for a revolving loan with an initial commitment amount of $100 million, which commitment contains an accordion feature to a maximum total commitment of up to $350 million. Borrowings under the Amended Senior Credit Facility bear interest, at the Company’s option, at LIBOR plus 1.30% to 1.65% or the base rate plus 0.30% to 0.65%, depending on the Company’s leverage ratio. The Company pays an unused fee at an annual rate of 0.15% to 0.20% of the unused portion of the Amended Senior Credit Facility, depending on the borrowings outstanding. The Amended Senior Credit Facility matures on March 6, 2023 and contains two one-year extension options, subject to certain conditions. The Amended Senior Credit Facility contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio and minimum tangible net worth. At June 30, 2021, the Company was in compliance with all covenants under the Amended Senior Credit Facility. The Company has guaranteed the obligations under the Amended Senior Credit Facility and has pledged certain assets as collateral.

The Amended Senior Credit Facility provides the Company with the ability to issue up to $50 million in letters of credit. While the issuance of letters of credit does not increase the Company’s borrowings outstanding under the Amended Senior Credit Facility, it does reduce the availability of borrowings. At June 30, 2021, the Company had one outstanding letter of credit of $0.8 million.

Second Amended Junior Credit Facility

On November 6, 2019, the Company entered into the Second Amended Junior Credit Facility. The Second Amended Junior Credit Facility provides for a revolving loan with a maximum commitment amount of $72.5 million. Borrowings under the Second Amended Junior Credit Facility bear interest, at the Company’s option, at LIBOR plus 2.75% to 3.25% or the base rate plus 1.75% to 2.25%, depending on the Company’s leverage ratio. The Company pays an unused fee at an annual rate of 0.35% to 0.40% of the unused portion of the Second Amended Junior Credit Facility, depending on the borrowings outstanding. The Second Amended Junior Credit Facility matures on December 21, 2021 and contains certain financial and operating covenants, including a maximum leverage ratio, minimum liquidity, minimum debt service coverage ratio, minimum debt yield, minimum tangible net worth and minimum equity raise and collateral values. At June 30, 2021, the Company was in compliance with all covenants under the Second Amended Junior Credit Facility. The Company has guaranteed the obligations under the Second Amended Junior Credit Facility and has pledged certain assets as collateral. As it matures in 2021, the Company is engaged in discussions to amend and extend the Second Amended Junior Credit Facility.

The availability of borrowings under the revolving credit facilities at June 30, 2021 is based on the collateral and compliance with various ratios related to those assets and was approximately $107.7 million.

Note 9 – Mortgages Payable

The following table summarizes certain information as of June 30, 2021 and December 31, 2020, with respect to the Company’s senior mortgage indebtedness (amounts in thousands):

	Outstanding Principal		As of June 30, 2021
	June 30,	December 31,		Interest-only
Property	2021	2020	Interest Rate	through date	Maturity Date

Fixed Rate:
ARIUM Westside	$52,150	$52,150	3.68%	August 2021	August 1, 2023
Ashford Belmar	100,675	100,675	4.53%	December 2022	December 1, 2025
Avenue 25 (1)	36,566	36,566	4.18%	July 2022	July 1, 2027
Burano Hunter’s Creek (2)	70,189	70,871	3.65%	(3)	November 1, 2024
Carrington at Perimeter Park(4)	31,273	31,301	4.16%	(4)	July 1, 2027
Chattahoochee Ridge	45,338	45,338	3.25%	December 2022	December 5, 2024
Citrus Tower	40,263	40,627	4.07%	(3)	October 1, 2024
Denim(5)	101,205	101,205	3.41%	August 2024	August 1, 2029
Elan(6)	25,541	25,574	4.19%	(6)	July 1, 2027
Element	29,260	29,260	3.63%	July 2022	July 1, 2026
Falls at Forsyth (7)	19,426	—	4.35%	(3)	July 1, 2025
Gulfshore Apartment Homes	46,345	46,345	3.26%	September 2022	September 1, 2029
James on South First	—	25,674
Navigator Villas (8)	20,515	20,515	4.56%	(3)	June 1, 2028
Outlook at Greystone	22,105	22,105	4.30%	(3)	June 1, 2025
Park & Kingston	—	19,600
Plantation Park	—	26,625
Providence Trail	47,950	47,950	3.54%	July 2021	July 1, 2026
Roswell City Walk	49,551	50,043	3.63%	(3)	December 1, 2026
The Brodie	33,215	33,551	3.71%	(3)	December 1, 2023
The Debra Metrowest (2)	64,481	64,559	4.43%	(3)	May 1, 2025
The Links at Plum Creek	39,248	39,578	4.31%	(3)	October 1, 2025
The Mills	25,006	25,275	4.21%	(3)	January 1, 2025
The Preserve at Henderson Beach	48,490	48,490	3.26%	September 2028	September 1, 2029
The Reserve at Palmer Ranch	—	40,977
The Sanctuary	33,707	33,707	3.31%	Interest-only	August 1, 2029
Wesley Village	39,084	39,438	4.25%	(3)	April 1, 2024
Windsor Falls	27,442	—	4.19%	November 2022	November 1, 2027
Yauger Park Villas (9)	15,056	—	4.86%	(3)	April 1, 2026
Total Fixed Rate	$1,064,081	$1,117,999

Floating Rate (10):
ARIUM Glenridge	$49,500	$49,500	1.42%	September 2021	September 1, 2025
Chevy Chase	24,400	24,400	2.41%	September 2022	September 1, 2027
Cielo on Gilbert (11)	58,000	58,000	2.62%	January 2026	January 1, 2031
Falls at Forsyth (7)	19,358	—	1.49%	(3)	July 1, 2025
Fannie Facility Advance	13,936	13,936	2.69%	June 2022	June 1, 2027
Fannie Facility Second Advance (11)	12,880	—	2.71%	March 2023	March 1, 2028
Marquis at The Cascades I	—	31,668
Marquis at The Cascades II	—	22,101
Pine Lakes Preserve	42,728	42,728	3.07%	July 2025	July 1, 2030
The District at Scottsdale	—	75,577
Veranda at Centerfield	26,100	26,100	1.34%	July 2021	July 26, 2023 (12)
Villages of Cypress Creek	33,520	33,520	2.64%	July 2022	July 1, 2027
Total Floating Rate	$280,422	$377,530
Total	$1,344,503	$1,495,529
Fair value adjustments	8,922	6,489
Deferred financing costs, net	(9,971)	(11,086)
Total continuing operations	$1,343,454	$1,490,932

Held for Sale
ARIUM Grandewood (7)(13)	$—	$19,585
ARIUM Grandewood (7)(13)	—	19,529
Park & Kingston	19,600	—	3.32%	November 2024	November 1, 2026
The District at Scottsdale (14)	73,778	—	1.85%	(3)	July 11, 2021 (15)
Deferred financing costs, net	(241)	(341)
Total held for sale	93,137	38,773
Total mortgages payable	$1,436,591	$1,529,705

(1)	The principal balance includes a $29.7 million senior loan at a fixed rate of 4.02% and a $6.9 million supplemental loan at a fixed rate of 4.86%.
(2)	Burano Hunter’s Creek and The Debra Metrowest, formerly ARIUM Hunter’s Creek and ARIUM Metrowest, respectively.
(3)	The loan requires monthly payments of principal and interest.

(4)	The principal balance includes a $27.5 million senior loan at a fixed rate of 4.09% and a $3.8 million supplemental loan at a fixed rate of 4.66%. The senior loan has monthly payments that are interest-only through July 2024, whereas the supplemental loan has monthly payments of principal and interest. Both loans have a maturity date of July 1, 2027.
(5)	The principal balance includes a $91.6 million senior loan at a fixed rate of 3.32% and a $9.6 million supplemental loan at a fixed rate of 4.22%.
(6)	The principal balance includes a $21.2 million senior loan at a fixed rate of 4.09% and a $4.4 million supplemental loan at a fixed rate of 4.66%. The senior loan has monthly payments that are interest-only through July 2024, whereas the supplemental loan has monthly payments of principal and interest. Both loans have a maturity date of July 1, 2027.
(7)	Refer to the Master Credit Facility with Fannie Mae disclosure below for further information regarding the senior mortgage substitution of collateral.
(8)	The principal balance includes a $14.8 million senior loan at a fixed rate of 4.31% and a $5.7 million supplemental loan at a fixed rate of 5.23%.
(9)	The principal balance includes a $10.5 million senior loan at a fixed rate of 4.81% and a $4.6 million supplemental loan at a fixed rate of 4.96%.
(10)	Other than Cielo on Gilbert, the Fannie Facility Second Advance and The District at Scottsdale, all the Company’s floating rate loans bear interest at one-month LIBOR + margin. In June 2021, one-month LIBOR in effect was 0.09%. LIBOR rate is subject to a rate cap. Please refer to Note 11 for further information.
(11)	The Cielo on Gilbert loan and the Fannie Facility Second Advance bear interest at a floating rate of the 30-day average SOFR + 2.61% and + 2.70%, respectively. In June 2021, the 30-day average SOFR in effect was 0.01%. SOFR rate is subject to a rate cap. Please refer to Note 11 for further information.
(12)	The loan has two (2) one-year extension options subject to certain conditions.
(13)	At December 31, 2020, ARIUM Grandewood had a fixed rate loan with a principal balance of $19.6 million and a floating rate loan with a principal balance of $19.5 million.
(14)	The loan bears interest at a floating rate of one or three-month LIBOR + margin at the Company’s discretion. The loan is not subject to a rate cap.
(15)	The loan has two (2) three-month extension options subject to certain conditions.

Deferred financing costs

Costs incurred in obtaining long-term financing are amortized on a straight-line basis to interest expense over the terms of the related financing agreements, as applicable, which approximates the effective interest method.

Loss on Extinguishment of Debt and Debt Modification Costs

Upon repayment of or in conjunction with a material change (i.e. a 10% or greater difference in the cash flows between instruments) in the terms of an underlying debt agreement, the Company writes-off any unamortized deferred financing costs and fair market value adjustments related to the original debt that was extinguished. Prepayment penalties incurred on the early repayment of debt and costs incurred in a debt modification that are not capitalized are also included within loss on extinguishment of debt and debt modification costs on the consolidated statements of operations. Loss on extinguishment of debt and debt modification costs were $0.6 million and $14.0 million, and $3.7 million and $14.0 million for the three and six months ended June 30, 2021 and 2020, respectively.

Master Credit Facility with Fannie Mae

On April 30, 2018, the Company, through certain subsidiaries of the Operating Partnership, entered into a Master Credit Facility Agreement (the “Fannie Facility”), which was issued through Fannie Mae’s Multifamily Delegated Underwriting and Servicing Program. The Fannie Facility includes certain restrictive covenants, including indebtedness, liens, investments, mergers and asset sales, and distributions. The Fannie Facility also contains events of default, including payment defaults, covenant defaults, bankruptcy events, and change of control events. Each note under the Fannie Facility is cross-defaulted and cross-collateralized and the Company has guaranteed the obligations under the Fannie Facility. As of June 30, 2021, the mortgage loans secured by  The Debra Metrowest (formerly ARIUM Metrowest), Falls at Forsyth and Outlook at Greystone were issued under the Fannie Facility.

On May 27, 2020, the Company, through certain subsidiaries of the Operating Partnership, entered into a $13.9 million floating rate advance (the “Fannie Facility Advance”) originated under the Fannie Facility and collateralized by the properties issued under the Fannie Facility. The Fannie Facility Advance matures on June 1, 2027 and bears interest at LIBOR plus 2.60%, subject to an interest rate cap,with interest-only payments through June 2022 and then monthly payments based on thirty-year amortization. The Fannie Facility Advance may be prepaid without prepayment or yield maintenance beginning March 1, 2027.

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

Debt maturities

As of June 30, 2021, contractual principal payments for the five subsequent years and thereafter are as follows (amounts in thousands):

Year	Total
2021 (July 1-December 31) (1)	$79,082
2022	13,449
2023	126,051
2024	201,447
2025	331,380
Thereafter	686,472
$1,437,881
Add: Unamortized fair value debt adjustment	8,922
Subtract: Deferred financing costs, net	(10,212)
Total	$1,436,591

(1)	$73.8 million relates to The District at Scottsdale, a property which was sold on July 7, 2021. Refer to Note 15 for further information.

The net book value of real estate assets providing collateral for these above borrowings, including the Amended Senior Credit Facility, Second Amended Junior Credit Facility and Fannie Facility, was $2,011.5 million as of June 30, 2021.

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

In determining fair value, observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions; preference is given to observable inputs. In accordance with accounting principles generally accepted in the Unites States of America (“GAAP”) and as defined in ASC Topic 820, “Fair Value Measurement”, these two types of inputs create the following fair value hierarchy:

●Level 1:  Quoted prices for identical instruments in active markets
●Level 2:  Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable
●Level 3:  Significant inputs to the valuation model are unobservable

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

Financial Instrument Fair Value Disclosures

As of June 30, 2021 and December 31, 2020, the carrying values of cash and cash equivalents, restricted cash, accounts receivable, due to and due from affiliates, accounts payable, accrued liabilities, and distributions payable approximate their fair value based on their highly-liquid nature and/or short-term maturities. The carrying values of notes receivable approximate fair value because stated interest rate terms are consistent with interest rate terms on new deals with similar leverage and risk profiles. The fair values of notes receivable are classified in Level 3 of the fair value hierarchy due to the significant unobservable inputs that are utilized in their respective valuations.

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

Fair Value of Debt

As of June 30, 2021 and December 31, 2020, based on the discounted amount of future cash flows using rates currently available to the Company for similar liabilities, the fair value of the Company’s mortgages payable is estimated at $1,483.1 million and $1,586.0 million, respectively, compared to the carrying amounts, before adjustments for deferred financing costs, net, of $1,446.8 million and $1,541.1 million, respectively. The fair value of mortgages payable is estimated based on the Company’s current interest rates (Level 3 inputs of the fair value hierarchy) for similar types of borrowing arrangements.

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

As of June 30, 2021, the Company had interest rate caps which effectively limit the Company’s exposure to interest rate risk by providing a ceiling on the underlying floating interest rate for $280.4 million of the Company’s floating rate mortgage debt.

The table below presents the classification and fair value of the Company’s derivative financial instruments on the consolidated balance sheets as of June 30, 2021 and December 31, 2020 (amounts in thousands):

Derivatives not designated as hedging		Fair values of derivative
instruments under ASC 815‑20	Balance Sheet Location	instruments
		June 30,	December 31,
		2021	2020
Interest rate caps	Accounts receivable, prepaids and other assets	$106	$14

The table below presents the classification and effect of the Company's derivative financial instruments on the consolidated statements of operations for the three and six months ended June 30, 2021 and 2020 (amounts in thousands):

Derivatives not designated as hedging	Location of Gain or (Loss)	The Effect of Derivative Instruments
instruments under ASC 815‑20	Recognized in Income	on the Statements of Operations
		Three Months Ended		Six Months Ended
		June 30,		June 30,
		2021	2020	2021	2020
Interest rate caps	Interest Expense	$(20)	$2	$15	$31

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

Recorded as part of general and administrative expenses, operating expenses paid by BRE on behalf of the Company of $0.7 million and $0.7 million, and $1.5 million and $1.4 million were expensed during the three and six months ended June 30, 2021 and 2020, respectively. Operating expense reimbursements of $0.4 million for the first quarter 2021 were paid to BRE through the issuance of 41,031 LTIP Units on May 11, 2021.

Pursuant to the terms of the Administrative Services Agreement, the Company paid operating expenses on behalf of BRE of $0.6 million and $0.6 million, and $1.5 million and $1.1 million for the three and six months ended June 30, 2021 and 2020, respectively. Operating expense reimbursements for the first quarter 2021 were paid to the Company in cash during the second quarter 2021.

Pursuant to the terms of the Administrative Services Agreement and the Leasehold Cost-Sharing Agreement, summarized below are the net related party amounts payable to BRE as of June 30, 2021 and December 31, 2020 (amounts in thousands):

	June 30,	December 31,
	2021	2020
Amounts Payable to BRE under the Administrative Services Agreement, net
Operating and direct expense reimbursements	$341	$338
Offering expense reimbursements	108	89
Total expense reimbursement amounts payable to BRE, net	$449	$427

Amounts Payable to BRE under the Leasehold Cost-Sharing Agreement
Operating and direct expense reimbursements	$186	$191
Total expense reimbursement amounts payable to BRE	$186	$191
Total	$635	$618

As of June 30, 2021 and December 31, 2020, the Company had $0.7 million and $0.3 million, respectively, in receivables due from related parties other than BRE. Of the $0.7 million balance at June 30, 2021, $0.2 million represents accrued preferred returns on unconsolidated real estate investments. The remaining amount represents the Company’s preferred equity investment in Alexan Southside Place. On March 25, 2021, the property underlying the Company’s investment in Alexan Southside Place was sold, and in April 2021, the Company received $9.8 million of its $10.1 million preferred equity investment. The remaining amount is expected to be received before year end and is classified as a related party receivable. Refer to Note 3 for further information.

Selling Commissions and Dealer Manager Fees

In conjunction with its offering of the Series T Preferred Stock (the “Series T Preferred Offering”), the Company engaged a related party as dealer manager, and pays up to 10% of the gross offering proceeds from the offering as selling commissions and dealer manager fees. The dealer manager re-allows the substantial majority of the selling commissions and dealer manager fees to participating broker-dealers and incurs costs in excess of the 10%, which costs are borne by the dealer manager without reimbursement by the Company. For the six months ended June 30, 2021 and 2020, the Company has incurred $15.2 million and $7.0 million, respectively, in selling commissions and discounts and $6.5 million and $3.0 million, respectively, in dealer manager fees and discounts related to its Series T Preferred Offering. In addition, BRE was reimbursed for offering costs in conjunction with the Series T Preferred Offering of $0.6 million and $0.5 million during the six months ended June 30, 2021 and 2020, respectively. The selling commissions, dealer manager fees, discounts and reimbursements for offering costs were recorded as a reduction to the proceeds of the offering.

Notes and interest receivable

The Company provides mezzanine loans, in some cases, to related parties in conjunction with the developments of multifamily communities. At June 30, 2021, the following mezzanine loan investments were provided to related parties: Domain at The One Forty, Motif and The Hartley at Blue Hill (formerly The Park at Chapel Hill). Please refer to Note 6 and the Company’s Form 10-K for the year ended December 31, 2020 for further information.

Preferred Equity Investments and Investments in Unconsolidated Real Estate Joint Ventures

The Company invests, in some cases, with related parties in various joint ventures in which the Company owns either preferred or common interests. At June 30, 2021, the Alexan CityCentre preferred equity investment involved related parties. Please refer to Note 7 and the Company’s Form 10-K for the year ended December 31, 2020 for further information.

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

The following table reconciles the components of basic and diluted net (loss) income per common share (amounts in thousands, except share and per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net (loss) income attributable to common stockholders	$(5,429)	$15,090	$18,152	$(1,403)
Dividends on restricted stock and LTIP Units expected to vest	(384)	(342)	(767)	(666)
Basic net (loss) income attributable to common stockholders	$(5,813)	$14,748	$17,385	$(2,069)

Weighted average common shares outstanding (1)	28,129,862	24,307,147	25,623,537	24,197,479
Potential dilutive shares (2)	—	37,887	64,993	—
Weighted average common shares outstanding and potential dilutive shares (1)	28,129,862	24,345,034	25,688,530	24,197,479

Net (loss) income per common share, basic	$(0.21)	$0.61	$0.68	$(0.09)
Net (loss) income per common share, diluted	$(0.21)	$0.61	$0.68	$(0.09)

(1)	Amounts relate to shares of the Company’s Class A and Class C common stock outstanding.
(2)	For the three months ended June 30, 2021, potential vesting of restricted stock to employees for 53,988 shares of Class A common stock are excluded from the diluted shares calculation as the effect is antidilutive. For the six months ended June 30, 2021, the following are included in the diluted shares calculation: a) Warrants outstanding from issuances in conjunction with the Company’s Series B Preferred Stock offerings that are potentially exercisable for 11,932 shares of Class A common stock, and b) potential vesting of restricted stock to employees for 53,061 shares of Class A common stock.

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

Series T Redeemable Preferred Stock Offering

During the six months ended June 30, 2021, the Company issued 8,657,663 shares of Series T Preferred Stock under its continuous registered Series T Preferred Offering with net proceeds of approximately $194.8 million after commissions, dealer manager fees and discounts of approximately $21.6 million, along with 25,437 shares issued under the dividend reinvestment plan with total proceeds of $0.6 million. During the life of the Series T Preferred Offering, the Company has issued a total of 18,407,429 shares of Series T Preferred Stock for net proceeds of approximately $414.2 million after commissions, dealer manager fees and discounts. During the six months ended June 30, 2021, the Company, at the request of holders, redeemed 47,514 shares of Series T Preferred Stock through the issuance of 110,893 shares of Class A common stock and redeemed 251 shares of Series T Preferred Stock in cash.

Series B Redeemable Preferred Stock

During the six months ended June 30, 2021, the Company, at the request of holders, redeemed 2,093 shares of Series B Preferred Stock through the issuance of 188,402 shares of Class A common stock and redeemed 30 shares of Series B Preferred Stock in cash. In November 2019, the Company began initiating redemptions of Series B Preferred Stock, and during the six months ended June 30, 2021, redemptions initiated by the Company resulted in 150,758 shares of Series B Preferred Stock redeemed through the issuance of 14,592,550 shares of Class A common stock.

As of June 30, 2021, the Company had 445,870 outstanding Warrants from its offering of Series B Preferred Stock. The Warrants are exercisable by the holder at an exercise price of 120% of the market price per share of Class A common stock on the date of issuance of such Warrant, with a minimum exercise price of $10.00 per share. The market price per share of our Class A common stock was determined using the volume weighted average price per share of our Class A common stock for the 20 trading days prior to the date of issuance of such Warrant, subject to the minimum exercise price of $10.00 per share (subject to adjustment). Each Warrant is exercisable by the holder to purchase 20 shares of Class A common stock. The Warrants are exercisable one year following the date of issuance and expire four years following the date of issuance. As of June 30, 2021, a total of 7,349 Warrants had been exercised into 70,912 shares of Class A common stock. The outstanding Warrants have exercise prices ranging from $10.00 to $15.89 per share.

At-the-Market Offerings

In September 2019, the Company and its Operating Partnership entered into an At Market Issuance Sales Agreement with respect to the offering and sale of up to $100,000,000 in shares of Class A common stock in “at the market offerings” as defined in Rule 415 under the Securities Act, including without limitation sales made directly on or through the NYSE American, or on any other existing trading market for Class A common stock or through a market maker (the “Class A Common Stock ATM Offering”). The Company did not issue any shares through the Class A Common Stock ATM Offering during the first and second quarters 2021. During the life of the Class A Common Stock ATM Offering, the Company has issued a total of 621,110 shares at a weighted average price of $12.01 per share with net proceeds of $7.3 million.

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

During the six months ended June 30, 2021, the Company repurchased 8,163,160 shares of Class A common stock for a total purchase price of approximately $85.8 million. Under the current repurchase plans, the total purchase price of shares repurchased by the Company is approximately $104.8 million, and as of June 30, 2021, the value of shares that may yet be repurchased under the repurchase plans is $45.2 million.

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

Operating Partnership and Long-Term Incentive Plan Units

As of June 30, 2021, limited partners other than the Company owned approximately 28.28% of the common units of the Operating Partnership (6,309,672 OP Units, or 15.64%, is held by OP Unit holders, and 5,100,255 LTIP Units, or 12.64%, is held by LTIP Unit holders, including 5.53% which are not vested at June 30, 2021). Subject to certain restrictions set forth in the Operating Partnership’s Partnership Agreement, OP Units are exchangeable for Class A common stock on a one-for-one basis, or, at the Company’s election, redeemable for cash.  LTIP Units may be convertible into OP Units under certain conditions and then may be settled in shares of the Company’s Class A common stock, or, at the Company’s election, cash.

Equity Incentive Plans

LTIP Unit Grants

On January 1, 2021, the Company granted 277,001 time-based LTIP Units and 554,003 performance-based LTIP Units to various executive officers under the Fourth Amended 2014 Incentive Plans (“Incentive Plans”) pursuant to the executive officers’ employment and service agreements. The time-based LTIP Units vest over three years, while the performance-based LTIP Units are subject to a three-year performance period and will thereafter vest upon successful achievement of performance-based conditions. All such LTIP Unit grants require continuous employment for vesting.

In addition, on January 1, 2021, the Company granted 7,381 LTIP Units pursuant to the Incentive Plans to each independent member of the Board in payment of the equity portion of their respective annual retainers. Such LTIP Units were fully vested upon issuance and the Company recognized expense of $0.4 million immediately based on the fair value at the date of grant.

On February 16, 2021 and May 11, 2021, the Company granted an aggregate of 19,683 LTIP Units and 23,206 LTIP Units, respectively, to two executive officers under the Incentive Plans in lieu of cash payment of an agreed upon portion of the executive officers’ base salary, with the remaining portion payable in cash, for the first and second quarter 2021, respectively. Such LTIP Units will vest on the respective first anniversaries of the dates of grant.

On March 25, 2021, the Company granted an aggregate of 193,112 LTIP Units to various executive officers under the Incentive Plans pursuant to the executive officers’ employment or service agreements in lieu of cash payment of annual incentive bonuses for the fiscal year ended December 31, 2020. Of the LTIP Units granted, 144,173 LTIP Units were fully vested upon issuance, with the remaining 48,939 LTIP Units to vest on the first anniversary of the date of grant.

On April 1, 2021, the Company granted 22,598 LTIP Units to an employee under the Incentive Plans. Such LTIP Units will vest in three equal installments on each anniversary of the date of grant.

The Company recognizes compensation expense ratably over the requisite service periods for time-based LTIP Units based on the fair value at the date of grant; thus, the Company recognized compensation expense of approximately $1.0 million and $1.0 million, and $2.0 million and $1.9 million during the three and six months ended June 30, 2021 and 2020, respectively.  The Company recognizes compensation expense based on the fair value at the date of grant and the probability of achievement of performance criteria over the performance period for performance-based LTIP Units; thus, the Company recognized approximately $0.9 million and $0.4 million, and $1.7 million and $1.3 million during the three and six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, there was $10.0 million of total unrecognized compensation expense related to unvested LTIP Units granted under the Incentive Plans. The remaining expense is expected to be recognized over a period of 2.0 years.

Restricted Stock Grants

In April 2019 and 2020, the Company provided restricted stock grants (“RSGs”) to employees under the Incentive Plans. Such RSGs will vest in three equal installments on each anniversary of the date of grant. The RSGs provided in 2019 and 2020 were comprised of an aggregate of 179,748 shares of Class A common stock with a total fair value of $1.4 million.

On April 1, 2021, the Company provided RSGs to employees under the Incentive Plans. Such RSGs will vest in three equal installments on each anniversary of the date of grant. The RSGs were comprised of 57,654 shares of Class A common stock with a fair value of $10.42 per RSG and a total fair value of $0.6 million.

The Company recognized compensation expense for all such RSGs of approximately $0.1 million and $0.1 million, and $0.2 million and $0.2 million during the three and six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021, there was $0.7 million of total unrecognized compensation expense related to the unvested RSGs granted under the Incentive Plans. The remaining expense is expected to be recognized over the remaining 2.4 years.

Distributions

	Payable to
	stockholders		Date
Declaration Date	of record as of	Amount	Paid or Payable
Class A Common Stock
December 11, 2020	December 24, 2020	$0.162500	January 5, 2021
March 12, 2021	March 25, 2021	$0.162500	April 5, 2021
June 11, 2021	June 25, 2021	$0.162500	July 2, 2021
Class C Common Stock
December 11, 2020	December 24, 2020	$0.162500	January 5, 2021
March 12, 2021	March 25, 2021	$0.162500	April 5, 2021
June 11, 2021	June 25, 2021	$0.162500	July 2, 2021
Series A Preferred Stock
December 11, 2020	December 24, 2020	$0.515625	January 5, 2021
January 27, 2021 (1)	February 26, 2021	$0.320833	February 26, 2021
Series B Preferred Stock
October 9, 2020	December 24, 2020	$5.00	January 5, 2021
January 13, 2021	January 25, 2021	$5.00	February 5, 2021
January 13, 2021	February 25, 2021	$5.00	March 5, 2021
January 13, 2021	March 25, 2021	$5.00	April 5, 2021
April 12, 2021	April 23, 2021	$5.00	May 5, 2021
April 12, 2021	May 25, 2021	$5.00	June 4, 2021
April 12, 2021	June 25, 2021	$5.00	July 2, 2021
Series C Preferred Stock
December 11, 2020	December 24, 2020	$0.4765625	January 5, 2021
March 12, 2021	March 25, 2021	$0.4765625	April 5, 2021
June 11, 2021	June 25, 2021	$0.4765625	July 2, 2021
Series D Preferred Stock
December 11, 2020	December 24, 2020	$0.4453125	January 5, 2021
March 12, 2021	March 25, 2021	$0.4453125	April 5, 2021
June 11, 2021	June 25, 2021	$0.4453125	July 2, 2021
Series T Preferred Stock (2)
October 9, 2020	December 24, 2020	$0.128125	January 5, 2021
January 13, 2021	January 25, 2021	$0.128125	February 5, 2021
January 13, 2021	February 25, 2021	$0.128125	March 5, 2021
January 13, 2021	March 25, 2021	$0.128125	April 5, 2021
April 12, 2021	April 23, 2021	$0.128125	May 5, 2021
April 12, 2021	May 25, 2021	$0.128125	June 4, 2021
April 12, 2021	June 25, 2021	$0.128125	July 2, 2021

(1)	The dividend was paid on the date indicated to stockholders in conjunction with the redemption of shares of Series A Preferred Stock.
(2)	Shares of newly issued Series T Preferred Stock that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series T Preferred Stock was outstanding.

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

Distributions declared and paid for the six months ended June 30, 2021 were as follows (amounts in thousands):

	Distributions
2021	Declared	Paid
First Quarter
Class A Common Stock	$3,943	$3,630
Class C Common Stock	12	12
Series A Preferred Stock	706	1,842
Series B Preferred Stock	7,089	7,400
Series C Preferred Stock	1,094	1,094
Series D Preferred Stock	1,235	1,235
Series T Preferred Stock	4,493	4,049
OP Units	1,027	1,027
LTIP Units	814	510
Total first quarter 2021	$20,413	$20,799
Second Quarter
Class A Common Stock	$4,753	$3,945
Class C Common Stock	12	12
Series B Preferred Stock	5,818	6,273
Series C Preferred Stock	1,094	1,094
Series D Preferred Stock	1,235	1,235
Series T Preferred Stock	6,220	5,616
OP Units	1,027	1,025
LTIP Units	721	836
Total second quarter 2021	$20,880	$20,036
Total	$41,293	$40,835

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

Note 15 – Subsequent Events

Declaration of Dividends

	Payable to stockholders
Declaration Date	of record as of	Amount	Paid / Payable Date
Series B Preferred Stock
July 12, 2021	July 23, 2021	$5.00	August 5, 2021
July 12, 2021	August 25, 2021	$5.00	September 3, 2021
July 12, 2021	September 24, 2021	$5.00	October 5, 2021
Series T Preferred Stock (1)
July 12, 2021	July 23, 2021	$0.128125	August 5, 2021
July 12, 2021	August 25, 2021	$0.128125	September 3, 2021
July 12, 2021	September 24, 2021	$0.128125	October 5, 2021

(1)	Shares of newly issued Series T Preferred Stock that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series T Preferred Stock was outstanding.

Distributions Paid

The following distributions were declared and/or paid to the Company's stockholders, as well as holders of OP Units and LTIP Units, subsequent to June 30, 2021 (amounts in thousands):

				Distributions	Total
Shares	Declaration Date	Record Date	Date Paid	per Share	Distribution
Class A Common Stock	June 11, 2021	June 25, 2021	July 2, 2021	$0.1625000	$4,753
Class C Common Stock	June 11, 2021	June 25, 2021	July 2, 2021	0.1625000	12
Series B Preferred Stock	April 12, 2021	June 25, 2021	July 2, 2021	5.0000000	1,803
Series C Preferred Stock	June 11, 2021	June 25, 2021	July 2, 2021	0.4765625	1,094
Series D Preferred Stock	June 11, 2021	June 25, 2021	July 2, 2021	0.4453125	1,235
Series T Preferred Stock	April 12, 2021	June 25, 2021	July 2, 2021	0.1281250	2,281
OP Units	June 11, 2021	June 25, 2021	July 2, 2021	0.1625000	1,027
LTIP Units	June 11, 2021	June 25, 2021	July 2, 2021	0.1625000	630

Series B Preferred Stock	July 12, 2021	July 23, 2021	August 5, 2021	5.0000000	1,802
Series T Preferred Stock	July 12, 2021	July 23, 2021	August 5, 2021	0.1281250	2,471
Total					$17,108

Sale of Park & Kingston

On July 7, 2021, the Company closed on the sale of Park & Kingston located in Charlotte, North Carolina. The property was sold for $44.9 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of existing mortgage indebtedness encumbering the property in the amount of $19.6 million, the payment of early extinguishment of debt costs of $2.4 million and payment of closing costs and fees of $0.5 million, the sale of the property generated net proceeds of approximately $24.7  million.

Sale of The District at Scottsdale

On July 7, 2021, the Company closed on the sale of The District at Scottsdale located in Scottsdale, Arizona. The property was sold for $150.5 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of existing mortgage indebtedness encumbering the property in the amount of $73.8 million, the payment of early extinguishment of debt costs of $0.4 million and payment of closing costs and fees of $0.4 million, the sale of the property generated net proceeds of approximately $74.8 million, of which the Company’s pro rata share of the proceeds was approximately $69.5 million.

Preferred Equity Interests

In July 2021, the Company made an aggregate of $19.4 million of preferred equity investments and provided a bridge loan of $6.8 million for three new investments located in Corpus Christi, Texas; Dallas, Texas; and Dawsonville, Georgia. The Company also committed to invest an aggregate of $30.9 million of preferred equity interests in two new multifamily development projects located in San Antonio, Texas and Orange City, Florida, of which none had been funded as of July 31, 2021.

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

As of June 30, 2021, we held sixty real estate investments, consisting of thirty-five consolidated operating properties and interests in twenty-five properties held through preferred equity, mezzanine loan or ground lease investments. Of the properties in which our interests are held through preferred equity, mezzanine loan or ground lease investments, eight are under development and seventeen are stabilized. The sixty investments contain an aggregate of 17,928 units, comprised of 11,532 consolidated multifamily operating units and 6,396 units through preferred equity, mezzanine loan or ground lease investments. Of the 6,396 units held through preferred equity, mezzanine loan or ground lease investments, 5,876 are multifamily units and 520 are single-family residential homes. As of June 30, 2021, our consolidated operating properties were approximately 96.2% occupied.

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

COVID-19

We are closely monitoring the impact of the COVID-19 pandemic on all aspects of our business and apartment communities, including how it will impact our tenants and business partners. While we did not incur any significant impact on our performance during the three months ended June 30, 2021 from the COVID-19 pandemic, going forward we cannot predict the impact that the COVID-19 pandemic will have on our financial condition, results of operations and cash flows due to the numerous uncertainties. These uncertainties include the scope, severity and duration of the pandemic, the actions taken to contain the pandemic or mitigate its impact and the direct and indirect economic effects of the pandemic and containment measures, among others. The outbreak of COVID-19 across the globe, including the United States, has significantly and adversely impacted global economic activity and has contributed to significant volatility and negative pressure in financial markets. The global impact of the outbreak has been rapidly evolving and, as cases of COVID-19, including mutating variants of COVID-19, have continued to be identified in additional countries, many countries, including the United States, have reacted by instituting quarantines, mandating business and school closures and restricting travel. Certain states and cities, including where we own communities, have developments and where our Company has places of business located, have also reacted by instituting quarantines, restrictions on travel, "stay-at-home" orders, restrictions on types of business that may continue to operate, and/or restrictions on the types of construction projects that may continue. We cannot predict if additional states and cities will implement similar restrictions or when restrictions currently in place will expire. As a result, the COVID-19 pandemic is negatively impacting almost every industry directly or indirectly, including industries in which our tenants are employed. Further, the impacts of a potential worsening of global economic conditions and the continued disruptions to, and volatility in, the credit and financial markets, consumer spending as well as other unanticipated consequences remain unknown. We also are unable to predict the impact that COVID-19 will have on our tenants, business partners within our network, and our service providers; and therefore, any material effect on these parties could adversely impact us.

As of June 30, 2021, we collected 98% of rents from our multifamily properties for the three months ended June 30, 2021. As of July 31, 2021, we collected 97% of July rents from our multifamily properties. In 2020, we had provided rent deferral payment plans as a result of hardships certain tenants experienced due to the impact of COVID-19; for the six months ended June 30, 2021, the Company did not provide rent deferral payment plans, compared to the onset of the COVID-19 pandemic (quarter ended June 30, 2020) in which 1% of our tenant base was on payment plans. Although we may receive tenant requests for rent deferrals in the coming months, we do not expect to waive our contractual rights under our lease agreements. Further, while occupancy remains strong at 96.2% and 96.5% as of June 30, 2021 and July 31, 2021, respectively, in future periods, we may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants, as a result of the impact of COVID-19.

The impact of the COVID-19 pandemic on our rental revenue for the third quarter of 2021 and thereafter cannot be determined at present. The situation surrounding the COVID-19 pandemic remains uncertain, and we are actively managing our response in collaboration with business partners in our network and service providers and assessing potential impacts to our financial position and operating results, as well as potential adverse developments in our business. For further information regarding the impact of COVID-19 on the Company, see Part II, Item 1A titled “Risk Factors.” While we expect COVID-19 to adversely impact our tenants in the short term, we believe the knowledge economy renter by choice targeted by our Class A affordable rent strategy should be less impacted by COVID-19 related job loss, which should provide a downside buffer in the interim and allow us to reaccelerate rent growth more quickly once more economic certainty exists around the COVID-19 pandemic.

Since the beginning of the COVID-19 pandemic, we have taken actions to prioritize the health and well-being of our tenants and our employees, while maintaining our high standard of service. As of June 30, 2021, all our properties are open and are complying with federal, state and local government orders. In keeping with such orders, we have implemented, and will continue to implement, operational changes, including the adoption of social distancing practices, additional use of PPE equipment and a virtual leasing/virtual office structure. Our property offices are now open to the public and to residents by appointment and with strict social distancing protocols in place. Work orders are now being completed, also with strict safety protocols in place including PPE equipment and a safety questionnaire of each resident at time of request. Generally, the outdoor amenity areas at our communities, including pools, pet parks, and outdoor social areas, have re-opened with strict social distancing protocols, limited capacity and cleaning protocols implemented. Our properties continue the cleaning protocols for the sanitization of all community common areas (including handrails, doors and elevators).

In response to shelter-in-place orders, our corporate offices have also transitioned to a remote work environment. There can be no assurances that the continuation of such remote work arrangements for an extended period of time will not strain our business continuity plans, introduce operational risk, including cybersecurity risks, or impair our ability to manage our business.

Other Significant Developments

Acquisitions of and Investments in Real Estate

During the six months ended June 30, 2021, we acquired three operating properties representing an aggregate of 506 units.

Additionally, we entered into seven preferred equity investments, of which four were fully funded during the period. One of the preferred equity investments is in the operating partnership of Peak Housing REIT, an unaffiliated private REIT, representing a portfolio of 474 single-family residential homes in Texas. We also made an additional preferred equity investment in the Strategic Portfolio of $11.4 million, and we increased our preferred equity investment in Alexan CityCentre and The Conley by approximately $1.8 million in aggregate.

We increased our mezzanine loan investments in Avondale Hills, Domain at The One Forty, Motif, Reunion Apartments and Vickers Historic Roswell by approximately $18.9 million in aggregate.

We provided increased funding to the Zoey Ground Lease of approximately $8.3 million.

Bluerock Residentia

			Number of		Ownership	Purchase
Property	Location	Date of Investment	Units		Interest	Price
Operating
Yauger Park Villas	Olympia, WA	April 14, 2021	80		95%	$24.5
Wayford at Concord (1)	Concord, NC	June 4, 2021	150		83%	44.4
Windsor Falls	Raleigh, NC	June 17, 2021	276		100%	48.8
Total Operating			506			$117.7

			Actual/Planned
			Number of		Commitment	Investment
Property	Location	Date of Investment	Units		Amount	Amount
Preferred Equity
The Riley	Richardson, TX	March 1, 2021	262		$7.0	$7.0
Peak Housing	Various, Texas	April 12, 2021	474	(2)	10.7	10.7
The Reserve at Palmer Ranch (3)	Sarasota, FL	June 10, 2021	320		11.4	11.4
Deerwood Apartments	Houston, TX	June 16, 2021	330		16.5	—
Wayford at Innovation Park	Charlotte, NC	June 17, 2021	210		11.7	—
Willow Park	Willow Park, TX	June 17, 2021	46	(2)	3.8	—
Deercross	Indianapolis, IN	June 25, 2021	372		4.0	4.0
Total Preferred Equity			2,014			$33.1
Total			2,520			$150.8

(1)	We purchased the Wayford at Concord property from our unaffiliated joint venture partner, and as part of the transaction, our preferred equity investment was redeemed.
(2)	The actual/planned number of units shown represents the number of single-family residential homes within each respective portfolio.
(3)	We sold The Reserve at Palmer Ranch to our unaffiliated joint venture partner, and as part of the sale, we simultaneously made a preferred equity investment in the property as part of the Strategic Portfolio.

Sale of Real Estate Assets and Investments

We sold five operating properties for net proceeds of $95.1 million. Additionally, two of the properties underlying our preferred equity investments were sold for net proceeds of $26.6 million, of which $0.3 million is to be received subsequent to June 30, 2021. We also received a mezzanine loan payoff of approximately $12.9 million from the sale of one property.

The following is a summary of our real estate sales, mezzanine loan payoffs and redemption of preferred equity investments during the six months ended June 30, 2021 (dollars in millions):

			Number of	Ownership	Sale	BRG Net
Property	Location	Date Sold	Units	Interest	Price	Proceeds
Operating
ARIUM Grandewood	Orlando, FL	January 28, 2021	306	100%	$65.3	$25.1
James at South First	Austin, TX	February 24, 2021	250	90%	50.0	18.1
Marquis at The Cascades	Tyler, TX	March 1, 2021	582	90%	90.9	32.6
Plantation Park	Lake Jackson, TX	April 26, 2021	238	80%	32.0	2.7
The Reserve at Palmer Ranch (1)	Sarasota, FL	June 10, 2021	320	100%	57.6	16.6
Total Operating			1,696		295.8	95.1

Mezzanine Loan
Vickers Historic Roswell	Roswell, GA	June 29, 2021	79	—	40.3	12.9
Total Mezzanine Loan			79		40.3	12.9

Preferred Equity
The Conley	Leander, TX	March 18, 2021	259	—	52.1	16.5
Alexan Southside Place	Houston, TX	March 25, 2021	270	—	45.1	10.1
Wayford at Concord (2)	Concord, NC	June 4, 2021	150	—	44.4	7.0
Total Preferred Equity			679		141.6	33.6
Total			2,454		$477.7	$141.6

(1)	We sold The Reserve at Palmer Ranch to our unaffiliated joint venture partner, and as part of the sale, we simultaneously made a preferred equity investment in the property as part of the Strategic Portfolio.
(2)	We purchased the Wayford at Concord property from our unaffiliated joint venture partner, and as part of the transaction, our preferred equity investment was redeemed.

Held for Sale

We entered into two separate purchase and sale agreements for the sales of the following properties: Park & Kingston, located in Charlotte, North Carolina, and The District at Scottsdale, located in Scottsdale, Arizona. We have classified both properties as held for sale as of June 30, 2021.

On July 7, 2021, we closed on the sale of Park & Kingston located in Charlotte, North Carolina. The property was sold for $44.9 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the property in the amount of $19.6 million, the payment of early extinguishment of debt costs of $2.4 million and payment of closing costs and fees of $0.5 million, the sale of the property generated net proceeds of approximately $24.7 million.

On July 7, 2021, we closed on the sale of The District at Scottsdale located in Scottsdale, Arizona. The property was sold for $150.5 million, subject to certain prorations and adjustments typical in such real estate transactions. After deduction for the payoff of the existing mortgage indebtedness encumbering the property in the amount of $73.8 million, the payment of early extinguishment of debt costs of $0.4 million and payment of closing costs and fees of $0.4 million, the sale of the property generated net proceeds of approximately $74.8 million, of which our pro rata share of the proceeds was approximately $69.5 million.

Series T Preferred Stock Continuous Offering

During the six months ended June 30, 2021, we issued 8,657,663 shares of Series T Preferred Stock under a continuous registered offering with net proceeds of approximately $194.8 million after commissions, dealer manager fees and discounts of approximately $21.6 million.

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

Redemptions of Series B Redeemable Preferred Stock

During the six months ended June 30, 2021, we redeemed 152,851 shares of Series B Preferred Stock through the issuance of 14,780,952 shares of Class A common stock.

Our total stockholders’ equity increased $67.3 million from $58.4 million as of December 31, 2020 to $125.7 million as of June 30, 2021. The increase in our total stockholders’ equity is primarily attributable to the issuance of shares of Class A common stock for the redemptions of shares of Series B Preferred Stock of $152.8 million (of which, $150.7 million relates to Company-initiated redemptions) and net income of $61.4 million, offset by dividends declared of $37.7 million, the repurchase of shares of Class A common stock of $85.8 million and preferred stock accretion of $14.3 million during the six months ended June 30, 2021.

Results of Operations

The following is a summary of our stabilized consolidated operating real estate investments as of June 30, 2021:

		Number of	Date Built	Ownership		Average		%
Multifamily Community Name	Location	units	/Renovated (1)	Interest		Rent (2)		Occupied (3)
ARIUM Glenridge	Atlanta, GA	480	1990	90%		$1,346		95.8%
ARIUM Westside	Atlanta, GA	336	2008	90%		1,509		93.8%
Ashford Belmar	Lakewood, CO	512	1988/1993	85%		1,691		96.9%
Avenue 25	Phoenix, AZ	254	2013	100%		1,286		94.1%
Burano Hunter’s Creek, formerly ARIUM Hunter’s Creek	Orlando, FL	532	1999	100%		1,427		96.8%
Carrington at Perimeter Park	Morrisville, NC	266	2007	100%		1,291		96.6%
Chattahoochee Ridge	Atlanta, GA	358	1996	90%		1,413		96.6%
Chevy Chase	Austin, TX	320	1971	92%		983		97.8%
Cielo on Gilbert	Mesa, AZ	432	1985	90%		1,123		97.2%
Citrus Tower	Orlando, FL	336	2006	97%		1,381		96.1%
Denim	Scottsdale, AZ	645	1979	100%		1,288		95.7%
Elan	Austin, TX	270	2007	100%		1,158		93.0%
Element	Las Vegas, NV	200	1995	100%		1,306		97.0%
Falls at Forsyth	Cumming, GA	356	2019	100%		1,439		97.8%
Gulfshore Apartment Homes	Naples, FL	368	2016	100%		1,298		97.6%
Navigator Villas	Pasco, WA	176	2013	90%		1,173		99.4%
Outlook at Greystone	Birmingham, AL	300	2007	100%		1,118		95.3%
Park & Kingston	Charlotte, NC	168	2015	100%		1,321		94.6%
Pine Lakes Preserve	Port St. Lucie, FL	320	2003	100%		1,419		97.8%
Providence Trail	Mount Juliet, TN	334	2007	100%		1,304		94.6%
Roswell City Walk	Roswell, GA	320	2015	98%		1,625		97.8%
Sands Parc	Daytona Beach, FL	264	2017	100%		1,370		96.6%
The Brodie	Austin, TX	324	2001	100%		1,353		95.7%
The Debra Metrowest, formerly ARIUM Metrowest	Orlando, FL	510	2001	100%		1,423		95.7%
The District at Scottsdale	Scottsdale, AZ	332	2018	99	% (4)	1,826		94.0%
The Links at Plum Creek	Castle Rock, CO	264	2000	88%		1,489		97.3%
The Mills	Greenville, SC	304	2013	100%		1,061		97.0%
The Preserve at Henderson Beach	Destin, FL	340	2009	100%		1,548		95.9%
The Sanctuary	Las Vegas, NV	320	1988	100%		1,169		96.3%
Veranda at Centerfield	Houston, TX	400	1999	93%		1,034		96.5%
Villages of Cypress Creek	Houston, TX	384	2001	80%		1,203		94.5%
Wayford at Concord	Concord, NC	150	2019	83%		1,830		95.3%
Wesley Village	Charlotte, NC	301	2010	100%		1,400		96.0%
Windsor Falls	Raleigh, NC	276	1994	100%		1,102		97.5%
Yauger Park Villas	Olympia, WA	80	2010	95%		1,982		96.3%
Total/Average		11,532				$1,350	(5)	96.2%

(1)Represents date of last significant renovation or year built if there were no renovations.

(2)Represents the average effective monthly rent per occupied unit for the three months ended June 30, 2021. Total concessions for the three months ended June 30, 2021 amounted to approximately $0.2 million.
(3)Percent occupied is calculated as (i) the number of units occupied as of June 30, 2021 divided by (ii) total number of units, expressed as a percentage.
(4)On April 1, 2021, an unaffiliated third party acquired a 1% ownership interest in The District at Scottsdale.
(5)The average effective monthly rent including sold properties was $1,351 for the three months ended June 30, 2021.

The following is a summary of our preferred equity, mezzanine loan and ground lease investments as of June 30, 2021:

				Total Actual/
		Actual/		Estimated		Actual/	Actual/	Actual/
		Planned		Construction		Estimated	Estimated	Estimated	Pro Forma
		Number		Cost	Cost to Date	Construction	Initial	Construction	Average
Investment/Community Name	Location	of Units		(in millions)	(in millions)	Cost Per Unit	Occupancy	Completion	Rent (1)
Development Investments (2)
Zoey	Austin, TX	307		$59.5	$42.3	$193,811	1Q 2022	2Q 2022	$1,762
Reunion Apartments	Orlando, FL	280		47.6	38.8	170,000	1Q 2022	3Q 2022	1,366
Willow Park	Willow Park, TX	46	(3)	13.5	3.7	293,478	2Q 2022	4Q 2022	2,362
Avondale Hills	Decatur, GA	240		50.7	20.4	211,250	1Q 2023	1Q 2023	1,538
The Hartley at Blue Hill, formerly The Park at Chapel Hill	Chapel Hill, NC	414		99.2	50.9	239,614	4Q 2021	1Q 2023	1,599
Deerwood Apartments	Houston, TX	330		65.8	11.0	199,394	4Q 2022	2Q 2023	1,590
Encore Chandler	Chandler, AZ	208		47.7	7.5	229,327	2Q 2023	3Q 2023	1,457
Wayford at Innovation Park	Charlotte, NC	210		58.7	4.8	279,524	1Q 2023	2Q 2024	1,994
Total development units		2,035

		Number							Average
Multifamily Community Name	Location	of Units							Rent (1)
Operating Investments (2)
Alexan CityCentre	Houston, TX	340							1,583
Belmont Crossing	Smyrna, GA	192							888
Deercross	Indianapolis, IN	372							761
Domain at The One Forty	Garland, TX	299							1,363
Georgetown Crossing	Savannah, GA	168							1,036
Hunter’s Pointe	Pensacola, FL	204							992
Mira Vista	Austin, TX	200							1,115
Motif	Fort Lauderdale, FL	385							2,352
Park on the Square	Pensacola, FL	240							1,159
Peak Housing	Various, Texas	474	(3)						876
Sierra Terrace	Atlanta, GA	135							1,274
Sierra Village	Atlanta, GA	154							1,224
The Commons	Jacksonville, FL	328							914
The Reserve at Palmer Ranch	Sarasota, FL	320							1,417
The Riley	Richardson, TX	262							1,455
Thornton Flats	Austin, TX	104							1,576
Water’s Edge	Pensacola, FL	184							1,168
Total operating units		4,361
Total		6,396							$1,368

(1)	For development investments, represents the average pro forma effective monthly rent per occupied unit for all expected occupied units upon stabilization. For operating investments, represents the average effective monthly rent per occupied unit.
(2)	Properties in which the Company has a mezzanine loan, preferred equity or ground lease investment. Operating investments represent stabilized operating properties. Refer to Note 6 and Note 7 in our consolidated financial statements for further information.
(3)	Willow Park and Peak Housing are preferred equity investments made by us in portfolios of single-family residential homes. The actual/planned number of units shown represents the number of single-family residential homes within each respective portfolio.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenue

Rental and other property revenues increased $2.0 million, or 4%, to $49.7 million for the three months ended June 30, 2021 as compared to $47.7 million for the same prior year period. This   was due to a $5.5 million increase from the acquisition of three properties in 2021 and the full period impact of four properties acquired in 2020, a $2.3 million increase from same store properties, and a $0.8 million increase from other non-same store properties, partially offset by a $6.6 million decrease driven by the sales of five properties in 2021 and the full period impact of four properties sold in 2020.

Interest income from mezzanine loan and ground lease investments decreased $1.2 million, or 23%, to $4.1 million for the three months ended June 30, 2021 as compared to $5.3 million for the same prior year period primarily due to the sales of two underlying properties in 2020 and the impact of the deferred interest income at Motif, partially offset by increases in the average balance of mezzanine loans outstanding.

Expenses

Property operating expenses increased $0.3 million, or 2%, to $18.9 million for the three months ended June 30, 2021 as compared to $18.6 million for the same prior year period. This was primarily due to a $2.2 million increase from the acquisition of properties in 2021 and 2020, a $0.9 million increase from same store properties, and a $0.1 million increase from other non-same store properties, partially offset by a $2.9 million decrease from sold properties. Property NOI margins increased to 62.0% of total revenues for the three months ended June 30, 2021 from 61.1% in the prior year period. Property NOI margins are computed as total rental and other property revenues less property operating expenses, divided by total rental and other property revenues.

Property management fees expense increased $0.06 million, or 4%, to $1.25 million for the three months ended June 30, 2021 as compared to $1.19 million in the same prior year period.  Property management fees incurred are based on property level revenues.

General and administrative expenses amounted to $6.6 million for the three months ended June 30, 2021 as compared to $5.3 million for the same prior year period.

Acquisition and pursuit costs amounted to $0.4 million for the three months ended June 30, 2020.  The 2020 expense primarily related to the write-off of pre-acquisition costs from abandoned deals due to the uncertainty from COVID-19.  Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.  Acquisition and pursuit costs for the same current year period were insignificant.

Depreciation and amortization expenses were $19.9 million for the three months ended June 30, 2021 as compared to $20.1 million for the same prior year period. This was due to a $1.9 million decrease from sold properties, a $1.1 million decrease from other non-same store properties, and a $0.6 million decrease from same store properties, partially offset by a $3.4 million increase from the acquisition of properties in 2021 and 2020.

Other Income and Expense

Other income and expense amounted to income of $7.7 million for the three months ended June 30, 2021 compared to income of $32.9 million for the same prior year period. This was primarily due to a decrease in gains on sale of real estate investments of $38.4 million, partially offset by a decrease in loss on early extinguishment of debt of $13.3 million.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Revenue

Rental and other property revenues increased $2.8 million, or 3%, to $100.8 million for the six months ended June 30, 2021 as compared to $98.0 million for the same prior year period. This was due to a $11.9 million increase from the acquisition of three properties in 2021 and the full period impact of six properties acquired in 2020, a $3.0 million increase from same store properties, and a $1.0 million increase from other non-same store properties, partially offset by a $13.1 million decrease driven by the sales of five properties in 2021 and the full period impact of four properties sold in 2020.

Interest income from related parties and ground leases decreased $2.4 million, or 21%, to $8.8 million for the six months ended June 30, 2021 as compared to $11.2 million for the same prior year period primarily due to the sales of two underlying properties in 2020 and the impact of the deferred interest income at Motif, partially offset by increases in the average balance of mezzanine loans outstanding.

Expenses

Property operating expenses increased $0.9 million, or 3%, to $38.8 million for the six months ended June 30, 2021 as compared to $37.9 million for the same prior year period. This was primarily due to a $4.8 million increase from the acquisition of properties in 2021 and 2020, a $1.5 million increase from same store properties, and a $0.1 million increase from other non-same store properties, partially offset by a $5.5 million decrease from sold properties. Property NOI margins increased to 61.5% of total revenues for the six months ended June 30, 2021 from 61.4% in the prior year period. Property NOI margins are computed as total rental and other property revenues less property operating expenses, divided by total rental and other property revenues.

Property management fees expense increased $0.04 million, or 2%, to $2.53 million for the six months ended June 30, 2021 as compared to $2.49 million in the same prior year period.  Property management fees incurred are based on property level revenues.

General and administrative expenses amounted to $13.2 million for the six months ended June 30, 2021 as compared to $11.7 million for the same prior year period.

Acquisition and pursuit costs amounted to $0.01 million for the six months ended June 30, 2021 as compared to $1.69 million for the same prior year period. The 2020 expense primarily related to the write-off of pre-acquisition costs from abandoned deals due to the uncertainty from COVID-19, of which $1.1 million of the total costs related to one abandoned deal. Abandoned pursuit costs can vary greatly, and the costs incurred in any given period may be significantly different in future periods.

Weather-related losses, net amounted to $0.4 million for the six months ended June 30, 2021.  The 2021 expense related to freeze damages at eight properties in Texas.  No weather-related losses were recorded in 2020.

Depreciation and amortization expenses were $40.3 million for the six months ended June 30, 2021 as compared to $41.0 million for the same prior year period. This was due to a $4.3 million decrease from sold properties, a $1.2 million decrease from other non-same store properties, and a $0.8 million decrease from same store properties, partially offset by a $5.6 million increase from the acquisition of properties in 2021 and 2020.

Other Income and Expense

Other income and expense amounted to income of $61.6 million for the six months ended June 30, 2021 compared to income of $20.6 million for the same prior year period. This was primarily due to an increase in gains on sale of real estate investments of $30.2 million and a decrease in loss on early extinguishment of debt of $10.3 million.

Property Operations

We define “same store” properties as those that we owned and operated for the entirety of both periods being compared, except for properties that are in the construction or lease-up phases, properties that are undergoing development or significant redevelopment, or properties held for sale. We move properties previously excluded from our same store portfolio for these reasons into the same store designation once they have stabilized or the development or redevelopment is complete and such status has been reflected fully in all quarters during the applicable periods of comparison. For newly constructed or lease-up properties or properties undergoing significant redevelopment, we consider a property stabilized upon attainment of 90.0% physical occupancy.

For comparison of our three months ended June 30, 2021 and 2020, the same store properties included properties owned at April 1, 2020. Our same store properties for the three months ended June 30, 2021 and 2020 consisted of 25 properties, representing 8,882 units.

For comparison of our six months ended June 30, 2021 and 2020, the same store properties included properties owned at January 1, 2020. Our same store properties for the six months ended June 30, 2021 and 2020 consisted of 24 properties, representing 8,628 units.

The following table presents the same store and non-same store results from operations for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended
	June 30,		Change
	2021	2020	$	%
Property Revenues
Same Store	$38,631	$36,306	$2,325	6.4%
Non-Same Store	11,090	11,389	(299)	(2.6)%
Total property revenues	49,721	47,695	2,026	4.2%

Property Expenses
Same Store	14,559	13,700	859	6.3%
Non-Same Store	4,350	4,871	(521)	(10.7)%
Total property expenses	18,909	18,571	338	1.8%

Same Store NOI	24,072	22,606	1,466	6.5%
Non-Same Store NOI	6,740	6,518	222	3.4%
Total NOI (1)	$30,812	$29,124	$1,688	5.8%

	Six Months Ended
	June 30,		Change
	2021	2020	$	%
Property Revenues
Same Store	$74,309	$71,345	$2,964	4.2%
Non-Same Store	26,494	26,702	(208)	(0.8)%
Total property revenues	100,803	98,047	2,756	2.8%

Property Expenses
Same Store	28,267	26,814	1,453	5.4%
Non-Same Store	10,574	11,056	(482)	(4.4)%
Total property expenses	38,841	37,870	971	2.6%

Same Store NOI	46,042	44,531	1,511	3.4%
Non-Same Store NOI	15,920	15,646	274	1.8%
Total NOI (1)	$61,962	$60,177	$1,785	3.0%

(1)	See “Net Operating Income” below for a reconciliation of Same Store NOI, Non-Same Store NOI and Total NOI to net income (loss) and a discussion of how management uses this non-GAAP financial measure.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Same store NOI for the three months ended June 30, 2021 increased 6.5%, or $1.5 million, compared to the 2020 period. Same store property revenues increased 6.4%, or $2.3 million, as compared to the 2020 period, primarily attributable to a 3.0% increase in average rental rates and an 80-basis point increase in occupancy; of our twenty-five same store properties, twenty-one recognized rental rate increases and eighteen recognized increases in occupancy during the period. In addition, bad debt decreased $0.7 million and ancillary income, such as termination fees, late fees, and pet fees, increased $0.4 million.

Same store expenses for the three months ended June 30, 2021 increased 6.3%, or $0.9 million, compared to the 2020 period. The increase was partially due to non-controllable expenses; real estate taxes increased $0.2 million due to municipality tax increases and insurance increased $0.2 million due to industrywide multifamily price increases. The remaining increase was due to (i) a $0.3 million increase in discretionary seasonal maintenance as discretionary spending was limited in prior year due to COVID-19 and (ii) an increase of $0.2 million in administrative expenses.

Non-same store property revenues and property expenses for the three months ended June 30, 2021 decreased $0.3 million and $0.5 million, respectively, compared to the 2020 period due to the timing and volume of operating property transactions. We acquired seven operating properties and sold nine properties since April 1, 2020.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Same store NOI for the six months ended June 30, 2021 increased 3.4%, or $1.5 million, compared to the 2020 period. Same store property revenues increased 4.2%, or $3.0 million, as compared to the 2020 period, primarily attributable to a 2.0% increase in average rental rates and a 110-basis point increase in occupancy; of our twenty-four same store properties, nineteen recognized rental rate increases and twenty-one recognized increases in occupancy during the period. In addition, ancillary income, such as termination fees, late fees, and pet fees, increased $0.6 million and bad debt decreased $0.36 million.

Same store expenses for the six months ended June 30, 2021 increased 5.4%, or $1.5 million, compared to the 2020 period. The increase was primarily due to non-controllable expenses; real estate taxes increased $0.42 million due to municipality tax increases and insurance increased $0.35 million due to industrywide multifamily price increases. The remaining increase was due to (i) a $0.37 million increase in discretionary seasonal maintenance as discretionary spending was limited in prior year due to COVID-19 and (ii) an increase of $0.25 million in administrative expenses.

Non-same store property revenues and property expenses for the six months ended June 30, 2021 decreased $0.2 million and $0.5 million, respectively, compared to the 2020 period due to the timing and volume of operating property transactions. We acquired nine operating properties and sold nine properties since January 1, 2020.

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

However, NOI should only be used as a supplemental measure of our financial performance. The following table reflects net (loss) income attributable to common stockholders together with a reconciliation to NOI and to same store and non-same store contributions to consolidated NOI, as computed in accordance with GAAP for the periods presented (amounts in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net (loss) income attributable to common stockholders	$(5,429)	$15,090	$18,152	$(1,403)
Add back: Net (loss) income attributable to Operating Partnership Units	(1,978)	5,413	8,182	(409)
Net (loss) income attributable to common stockholders and unit holders	(7,407)	20,503	26,334	(1,812)
Add common stockholders and Operating Partnership Units pro-rata share of:
Real estate depreciation and amortization	19,036	19,144	38,440	39,045
Non-real estate depreciation and amortization	122	122	244	242
Non-cash interest expense	549	747	1,154	1,592
Unrealized loss (gain) on derivatives	20	(5)	(11)	(30)
Loss on extinguishment of debt and debt modification costs	609	13,590	3,173	13,590
Provision for credit losses	26	—	567	—
Property management fees	1,194	1,135	2,417	2,367
Acquisition and pursuit costs	3	423	15	1,691
Corporate operating expenses	6,520	5,166	13,090	11,462
Weather-related losses, net	—	—	360	—
Preferred dividends	14,367	14,237	28,984	27,784
Preferred stock accretion	7,290	3,602	14,312	7,527
Less common stockholders and Operating Partnership Units pro-rata share of:
Other income (expense), net	57	(43)	108	(3)
Preferred returns on unconsolidated real estate joint ventures	2,329	2,834	4,616	5,408
Interest income from mezzanine loan and ground lease investments	4,114	5,338	8,835	11,227
Gain on sale of real estate investments	18,630	55,250	81,058	55,360
Pro-rata share of properties’ income	17,199	15,285	34,462	31,466
Add:
Noncontrolling interest pro-rata share of partially owned property income	738	750	1,378	1,553
Total property income	17,937	16,035	35,840	33,019
Add:
Interest expense	12,875	13,089	26,122	27,158
Net operating income	30,812	29,124	61,962	60,177
Less:
Non-same store net operating income	6,740	6,518	15,920	15,646
Same store net operating income	$24,072	$22,606	$46,042	$44,531

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

We believe we currently have a stable financial condition; as of June 30, 2021, we collected 98% of rents from our multifamily properties for the three months ended June 30, 2021. As of July 31, 2021, we collected 97% of July rents from our multifamily properties. In 2020, we had provided rent deferral payment plans as a result of hardships certain tenants experienced due to the impact of COVID-19; for the six months ended June 30, 2021, we did not provide rent deferral payment plans, compared to the onset of the COVID-19 pandemic (quarter ended June 30, 2020) in which 1% of our tenant base was on payment plans. Although we may receive tenant requests for rent deferrals in the coming months, we do not expect to waive our contractual rights under our lease agreements. Further, while occupancy remains strong at 96.2% and 96.5% as of June 30, 2021 and July 31, 2021, respectively, in future periods we may experience reduced levels of tenant retention, and reduced foot traffic and lease applications from prospective tenants, as a result of COVID-19 impact.

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

We believe we will be able to meet our primary liquidity requirements going forward through:

●	$136.8 million in cash available at June 30, 2021;
●	$107.7 million of capacity on our credit facilities as of June 30, 2021;
●	cash generated from operating activities; and
●	our continuous Series T Preferred Offering, proceeds from future borrowings and potential offerings, including potential offerings of common and preferred stock through underwritten offerings, as well as issuances of units of limited partnership interest in our Operating Partnership, or OP Units.

Only 5.5%, or $79.1 million, of our mortgage debt is maturing through the remainder of 2021, of which $73.8 million relates to The District at Scottsdale, a property which was sold on July 7, 2021.

In October 2020, our Board authorized new stock repurchase plans for the repurchase, from time to time, of up to an aggregate of $75 million in outstanding shares of our Class A common stock, Series A Preferred Stock, Series C Preferred Stock and/or Series D Preferred Stock. On February 9, 2021, our Board authorized the modification of the stock repurchase plans to increase the maximum repurchase amount from an aggregate of $75 million in shares to $150 million in shares. The repurchase plans will terminate upon the earliest to occur of certain specified events as set forth therein. During the six months ended June 30, 2021, we purchased 8,163,160 shares of Class A common stock for a total purchase price of approximately $85.8 million. Under the current repurchase plans, the total purchase price of shares repurchased by the Company is approximately $104.8 million, and as of June 30, 2021, the value of shares that may yet be repurchased under the repurchase plans is $45.2 million.

At the current time, we do not anticipate the need to establish any material contingency reserves related to the COVID-19 pandemic, but we continue to assess along with our network of business partners the possible need for such contingencies, whether at the corporate or property level.

As equity capital market conditions permit, we may supplement our capital for short-term liquidity needs with proceeds of potential offerings of common and preferred stock through underwritten offerings, as well as issuance of units of limited partnership interest in our Operating Partnership, or OP Units. Given the significant volatility in the trading price of our Class A common stock and REIT equities generally associated with the COVID-19 pandemic and our otherwise stable financial condition and liquidity position, we cannot provide assurances that these offerings are a likely source of capital to meet short-term liquidity needs.

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

We may also meet our long-term liquidity needs through borrowings from a number of sources, either at the corporate or project level. We believe the Amended Senior and Second Amended Junior Credit Facilities, as well as the Fannie Facility, will continue to enable us to deploy our capital more efficiently and provide capital structure flexibility as we grow our asset base. We expect the combination of these facilities to provide us flexibility by allowing us, among other things, to use borrowings under our Amended Senior and Second Amended Junior Credit Facilities to acquire properties pending placement of permanent mortgage indebtedness, including under the Fannie Facility. In addition to restrictive covenants, these credit facilities contain material financial covenants. At June 30, 2021, we were in compliance with all covenants under our credit facilities. We will continue to monitor the debt markets, including Fannie Mae and Freddie Mac, and as market conditions permit, access borrowings that are advantageous to us.

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

We expect to maintain distributions paid to our Series B Preferred Stock, our Series C Preferred Stock, our Series D Preferred Stock and our Series T Preferred Stock in accordance with the terms of those securities which require monthly or quarterly dividends depending on the series. While our policy is generally to pay distributions from cash flow from operations, our distributions through June 30, 2021 have been paid from cash flow from operations, proceeds from our continuous preferred stock offerings, including our Series T Preferred Stock, sales of assets, proceeds from underwritten securities offerings, and may in the future be paid from additional sources, such as from borrowings.

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

We also have preferred equity interests in properties that are in various stages of development, in lease-up and operating. Our preferred equity investments are structured to provide a current preferred return, and in some cases, an accrued return, during all phases. Each joint venture in which we own a preferred equity interest is required to redeem our preferred equity interests, plus any accrued preferred return, based on a fixed maturity date, generally in relation to the property’s construction loan or mortgage loan maturity. Upon redemption of our preferred equity interests, our income, FFO, CFFO and cash flows could be reduced below the preferred returns currently being recognized. Alternatively, if the joint ventures do not redeem our preferred equity interest when required, our income, FFO, CFFO and cash flows could be reduced if the property does not produce sufficient cash flow to pay its operating expenses, debt service and preferred return obligations. As we evaluate our capital position and capital allocation strategy, we may consider alternative means of financing the loan and preferred equity investment activities at the subsidiary level.

Off-Balance Sheet Arrangements

As of June 30, 2021, we have off-balance sheet arrangements that may have a material effect on our financial condition, revenues or expenses, results of operations, liquidity, capital resources or capital expenditures. As of June 30, 2021, we own interests in thirteen joint ventures that are accounted for as held to maturity debt securities or loans.

Cash Flows from Operating Activities

As of June 30, 2021, we held sixty real estate investments, consisting of thirty-five consolidated operating properties and interests in twenty-five properties held through preferred equity, mezzanine loan or ground lease investments. During the six months ended June 30, 2021, net cash provided by operating activities was $40.0 million after net income of $76.0 million was adjusted for the following:

●	non-cash items of $45.4 million;
●	an increase in accounts receivable, prepaids and other assets of $5.1 million;
●	an increase in amortization of deferred interest income on mezzanine loan of $1.0 million; and
●	an increase in notes and accrued interest receivable of $1.8 million, offset by:
●	distributions and preferred returns from unconsolidated joint ventures of $5.9 million;
●	an increase in loss on extinguishment of debt and debt modification costs of $3.7 million;
●	an increase in accounts payable and other accrued liabilities of $7.6 million; and
●	an increase in due to affiliates of $0.1 million.

Cash Flows from Investing Activities

During the six months ended June 30, 2021, net cash provided by investing activities was $118.7 million, primarily due to the following:

●	$224.1 million of proceeds from the sale of real estate investments;
●	$31.4 million of proceeds from the sale and redemption of unconsolidated real estate joint ventures; and

●	$12.4 million of repayments on notes receivable, offset by:
●	$77.0 million used in acquiring consolidated real estate investments;
●	$62.1 million used for investments in unconsolidated joint ventures, notes receivable and a ground lease; and
●	$10.1 million used on capital expenditures.

Cash Flows from Financing Activities

During the six months ended June 30, 2021, net cash used in financing activities was $104.6 million, primarily due to the following:

●	$87.5 million of repayments of our mortgages payable;
●	$85.8 million paid for the repurchase of Class A common stock;
●	$63.0 million in repayments on revolving credit facilities;
●	$55.1 million paid for the redemption of Series A Preferred Stock;
●	$29.8 million paid in cash distributions to preferred stockholders;
●	$14.5 million in distributions paid to our noncontrolling interests;
●	$7.6 million paid in cash distributions to common stockholders;
●	$1.1 million increase in deferred financing costs;
●	$0.6 million of Class A common stock ATM issuance costs; and
●	$0.1 million paid for the redemption of Series B Preferred Stock;
●	partially offset by net proceeds of $193.6 million from issuance of units of Series T Preferred Stock;
●	net proceeds of $30.0 million from borrowings on revolving credit facilities;
●	net borrowings of $12.9 million on mortgages payable;
●	contributions from noncontrolling interests of $4.1 million; and
●	net proceeds of $0.2 million from the exercise of Warrants.

Capital Expenditures

The following table summarizes our total capital expenditures for the six months ended June 30, 2021 and 2020 (amounts in thousands):

	Six Months Ended
	June 30,
	2021	2020
Redevelopment/renovations	$7,258	$5,481
Routine capital expenditures	1,901	1,506
Normally recurring capital expenditures	1,566	1,428
Total capital expenditures	$10,725	$8,415

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

CFFO makes certain adjustments to FFO, removing the effect of items that do not reflect ongoing property operations such as acquisition expenses, non-cash interest expense, unrealized gains or losses on derivatives, losses on extinguishment of debt and debt modification costs (includes prepayment penalties incurred and the write-off of unamortized deferred financing costs and fair market value adjustments of assumed debt), one-time weather-related costs, stock compensation expense and preferred stock accretion. Commencing in 2020, we do not deduct the accrued portion of the preferred income on our preferred equity investments from FFO to determine CFFO as the income is deemed fully collectible. The accrued portion of the preferred income totaled $1.5 million and $0.4 million, and $2.7 million and $0.8 million for the three and six months ended June 30, 2021 and 2020, respectively. We believe that CFFO is helpful to investors as a supplemental performance measure because it excludes the effects of certain items which can create significant earnings volatility, but which do not directly relate to our core recurring property operations. As a result, we believe that CFFO can help facilitate comparisons of operating performance between periods and provides a more meaningful predictor of future earnings potential.

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

We have acquired seven operating properties, made eight property investments through preferred equity or mezzanine loan investments, sold six operating properties and received payoffs of our mezzanine loan or preferred equity in seven investments subsequent to June 30, 2020. We paid a quarterly common stock dividend of $0.1625 per share and unit, or a 102% payout on a CFFO basis, during the three months ended June 30, 2021. The results presented in the table below are not directly comparable and should not be considered an indication of our future operating performance.

The table below presents our calculation of FFO and CFFO for the three and six months ended June 30, 2021 and 2020 (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net (loss) income attributable to common stockholders	$(5,429)	$15,090	$18,152	$(1,403)
Add back: Net (loss) income attributable to Operating Partnership Units	(1,978)	5,413	8,182	(409)
Net (loss) income attributable to common stockholders and unit holders	(7,407)	20,503	26,334	(1,812)
Common stockholders and Operating Partnership Units pro-rata share of:
Real estate depreciation and amortization	19,036	19,144	38,440	39,045
Provision for credit losses	26	—	567	—
Gain on sale of real estate investments	(18,630)	(55,250)	(81,058)	(55,360)
FFO Attributable to Common Stockholders and Unit Holders	(6,975)	(15,603)	(15,717)	(18,127)
Common stockholders and Operating Partnership Units pro-rata share of:
Acquisition and pursuit costs	3	423	15	1,691
Non-cash interest expense	549	747	1,154	1,592
Unrealized loss (gain) on derivatives	20	(5)	(11)	(30)
Loss on extinguishment of debt and debt modification costs	609	13,590	3,173	13,590
Amortization of deferred interest income on mezzanine loan	997	—	997	—
Weather-related losses, net	—	—	360	—
Non-real estate depreciation and amortization	122	122	244	242
Other (income) expense, net	(49)	43	48	3
Non-cash equity compensation	3,479	2,191	6,789	5,738
Preferred stock accretion	7,290	3,602	14,312	7,527
CFFO Attributable to Common Stockholders and Unit Holders	$6,045	$5,110	$11,364	$12,226

Per Share and Unit Information:
FFO Attributable to Common Stockholders and Unit Holders - diluted	$(0.18)	$(0.47)	$(0.44)	$(0.55)
CFFO Attributable to Common Stockholders and Unit Holders - diluted	$0.16	$0.15	$0.32	$0.37
Weighted average common shares and units outstanding - diluted	38,443,171	33,075,598	35,883,631	32,936,762

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

Contractual Obligations

The following table summarizes our contractual obligations as of June 30, 2021 which consisted of mortgage notes secured by our properties. At June 30, 2021, our estimated future required payments on these obligations were as follows (amounts in thousands):

		Remainder of
	Total	2021	2022-2023	2024-2025	Thereafter
Mortgages Payable (Principal)	$1,437,881	$79,082	$139,500	$532,827	$686,472
Estimated Interest Payments on Mortgages Payable	270,340	24,670	95,822	75,042	74,806
Total	$1,708,221	$103,752	$235,322	$607,869	$761,278

Estimated interest payments are based on the stated rates for mortgage notes payable assuming the interest rate in effect for the most recent quarter remains in effect through the respective maturity dates.

Distributions

	Payable to
	stockholders		Date
Declaration Date	of record as of	Amount	Paid or Payable
Class A Common Stock
December 11, 2020	December 24, 2020	$0.162500	January 5, 2021
March 12, 2021	March 25, 2021	$0.162500	April 5, 2021
June 11, 2021	June 25, 2021	$0.162500	July 2, 2021
Class C Common Stock
December 11, 2020	December 24, 2020	$0.162500	January 5, 2021
March 12, 2021	March 25, 2021	$0.162500	April 5, 2021
June 11, 2021	June 25, 2021	$0.162500	July 2, 2021
Series A Preferred Stock
December 11, 2020	December 24, 2020	$0.515625	January 5, 2021
January 27, 2021 (1)	February 26, 2021	$0.320833	February 26, 2021
Series B Preferred Stock
October 9, 2020	December 24, 2020	$5.00	January 5, 2021
January 13, 2021	January 25, 2021	$5.00	February 5, 2021
January 13, 2021	February 25, 2021	$5.00	March 5, 2021
January 13, 2021	March 25, 2021	$5.00	April 5, 2021
April 12, 2021	April 23, 2021	$5.00	May 5, 2021
April 12, 2021	May 25, 2021	$5.00	June 4, 2021
April 12, 2021	June 25, 2021	$5.00	July 2, 2021
Series C Preferred Stock
December 11, 2020	December 24, 2020	$0.4765625	January 5, 2021
March 12, 2021	March 25, 2021	$0.4765625	April 5, 2021
June 11, 2021	June 25, 2021	$0.4765625	July 2, 2021
Series D Preferred Stock
December 11, 2020	December 24, 2020	$0.4453125	January 5, 2021
March 12, 2021	March 25, 2021	$0.4453125	April 5, 2021
June 11, 2021	June 25, 2021	$0.4453125	July 2, 2021
Series T Preferred Stock (2)
October 9, 2020	December 24, 2020	$0.128125	January 5, 2021
January 13, 2021	January 25, 2021	$0.128125	February 5, 2021
January 13, 2021	February 25, 2021	$0.128125	March 5, 2021
January 13, 2021	March 25, 2021	$0.128125	April 5, 2021
April 12, 2021	April 23, 2021	$0.128125	May 5, 2021
April 12, 2021	May 25, 2021	$0.128125	June 4, 2021
April 12, 2021	June 25, 2021	$0.128125	July 2, 2021

(1)	The dividend was paid on the date indicated to stockholders in conjunction with the redemption of shares of Series A Preferred Stock.
(2)	Shares of newly issued Series T Preferred Stock that are held only a portion of the applicable monthly dividend period will receive a prorated dividend based on the actual number of days in the applicable dividend period during which each such share of Series T Preferred Stock was outstanding.

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

Our Board will determine the amount of dividends to be paid to our stockholders. The Board’s determination will be based on several factors, including funds available from operations, our capital expenditure requirements and the annual distribution requirements necessary to maintain our REIT status under the Internal Revenue Code. As a result, our distribution rate and payment frequency may vary from time to time. However, to qualify as a REIT for tax purposes, we must make distributions equal to at least 90% of our “REIT taxable income” each year. While our policy is generally to pay distributions from cash flow from operations, we may declare distributions in excess of funds from operations.

Distributions paid were funded from cash provided by operating activities except with respect to $2.1 million for the six months ended June 30, 2021 which was funded from sales of real estate, borrowings, and/or proceeds from our equity offerings.

	Six Months Ended
	June 30,
	2021	2020

	(in thousands)
Cash provided by operating activities	$40,019	$43,338

Cash distributions to preferred stockholders	$(29,838)	$(27,428)
Cash distributions to common stockholders	(7,599)	(7,742)
Cash distributions to noncontrolling interests, excluding $9.8 million and $2.7 million from the sale of real estate investments in 2021 and 2020, respectively	(4,719)	(3,976)
Total distributions	(42,156)	(39,146)

(Shortfall) excess	$(2,137)	$4,192
Proceeds from sale of real estate investments, net of noncontrolling distributions of $9.8 million and $2.7 million in 2021 and 2020, respectively	$95,128	$60,520
Proceeds from sale and redemption of our preferred equity investment in unconsolidated real estate joint ventures	$31,412	$35,542

Significant Accounting Policies and Critical Accounting Estimates

Our significant accounting policies and critical accounting estimates are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 and Note 2 “Basis of Presentation and Summary of Significant Accounting Policies” of our interim Consolidated Financial Statements.

Subsequent Events

Other than the items disclosed in Note 15 “Subsequent Events” to our interim Consolidated Financial Statements for the period ended June 30, 2021, no material events have occurred that required recognition or disclosure in these financial statements. Refer to Note 15 of our interim Consolidated Financial Statements for discussion.

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

Our interest rate risk is monitored using a variety of techniques. The table below presents the principal payments (in thousands) and the weighted average interest rates on outstanding debt, by year of expected maturity, to evaluate the expected cash flows and sensitivity to interest rate changes. Fair value adjustments and unamortized deferred financing costs, net, of approximately ($1.3) million are excluded:

	2021	2022	2023	2024	2025	Thereafter	Total
Mortgage Notes Payable	$79,082	$13,449	$126,051	$201,447	$331,380	$686,472	$1,437,881
Weighted Average Interest Rate	1.97%	3.53%	3.20%	3.75%	3.82%	3.42%	3.46%

The fair value of mortgages payable is estimated at $1,483.1 million as of June 30, 2021.

The table above incorporates those exposures that exist as of June 30, 2021; it does not consider those exposures or positions which could arise after that date. As a result, our ultimate realized gain or loss with respect to interest rate fluctuations will depend on the exposures that arise during the period and interest rates.

As of June 30, 2021, we had nine interest rate caps, which are not accounted for as hedges, that we primarily use as part of our interest rate risk management strategy. Our interest rate caps effectively limit our exposure to interest rate risk by providing a ceiling on the underlying floating interest rates of our floating rate debt.

As of June 30, 2021, a 100-basis point increase or decrease in interest rates on the portion of our debt bearing interest at floating rates would result in an increase in interest expense of approximately $886,000 or decrease in interest expense of approximately $63,000, respectively, for the quarter ended June 30, 2021.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, including our Chief Executive Officer and Chief Financial Officer, evaluated, as of June 30, 2021, the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) and Rule 15d-15(e). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 to provide reasonable assurance that information required to be disclosed by us in this report filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the rules and forms of the Exchange Act and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

We believe, however, that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls systems are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, within a company have been detected.

Changes in Internal Control over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of June 30, 2021, our total indebtedness was approximately $1.4 billion, and we may incur significant additional debt in the future. The Preferred Stock is subordinate to all our existing and future debt and liabilities and those of our subsidiaries. Our future debt may include restrictions on our ability to pay dividends to preferred stockholders in the event of a default under the debt facilities or under other circumstances. Our charter currently authorizes the issuance of up to 250,000,000 shares of preferred stock in one or more classes or series, and as of June 30, 2021, the number of preferred shares outstanding was as follows: 360,608 shares of Series B Preferred Stock, 2,295,845 shares of Series C Preferred Stock, 2,774,338 shares of Series D Preferred Stock and 18,353,252 shares of Series T Preferred Stock. The issuance of additional preferred stock on parity with or senior to the Preferred Stock would dilute the interests of the holders of shares of Preferred Stock, and any issuance of preferred stock senior to the Preferred Stock or of additional indebtedness could affect our ability to pay dividends on, redeem or pay the liquidation preference on the Preferred Stock. We may issue preferred stock on parity with the Preferred Stock without the consent of the holders of the Preferred Stock. Other than the Asset Coverage Ratio, our letter agreement with Cetera Financial Group, Inc. pertaining to our Series B Preferred Stock that requires us to maintain a preferred dividend coverage ratio, the articles supplementary establishing our Series T Preferred Stock that requires us to maintain a preferred dividend coverage ratio, and the right of holders to cause us to redeem the Series  C Preferred Stock upon a Change of Control/Delisting, none of the provisions relating to the Preferred Stock relate to or limit our indebtedness or afford the holders of shares of Preferred Stock protection in the event of a highly leveraged or other transaction, including a merger or the sale, lease or conveyance of all or substantially all our assets or business, that might adversely affect the holders of shares of Preferred Stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

In October 2020, our Board authorized new stock repurchase plans for the repurchase, from time to time, of up to an aggregate of $75.0 million in outstanding shares of our Class A common stock, Series A Preferred Stock, Series C Preferred Stock and/or Series D Preferred Stock to be conducted in accordance with Rules 10b5-1 and 10b-18 of Securities Exchange Act of 1934, as amended (the “Exchange Act”). On February 9, 2021, our Board authorized the modification of the stock repurchase plans to increase the maximum repurchase amount from an aggregate of $75 million in shares to an aggregate of $150 million in shares of Class A common stock, Series C Preferred Stock, and/or Series D Preferred Stock. The repurchase plans will terminate upon the earliest to occur of certain specified events as set forth therein. The extent to which we repurchase shares of our Class A common stock, Series C Preferred Stock and/or Series D Preferred Stock, and the timing of any such purchases, will depend on a variety of factors including general business and market conditions and other corporate considerations. Share repurchases under the repurchase plans may be made in the open market or through privately negotiated transactions, subject to certain price limitations and other conditions established under the plans. Open market repurchases will be structured to occur in conformity with the method, timing, price and volume requirements of Rule 10b-18 of the Exchange Act. During the three months ended June 30, 2021, we purchased 4,605,598 shares of Class A common stock for a total purchase price of approximately $45.1 million. We made no repurchases of any series of our preferred stock during the first and second quarters 2021.

The following table is a summary of our repurchase activity during the quarter ended June 30, 2021:

			Total Number of Shares	Maximum Dollar Value of
	Total Number of	Weighted Average	Purchased as Part of the	Shares that May Yet Be
Period	Shares Purchased (1)	Price Per Share	Publicly Announced Plans	Purchased Under the Plans
Class A Common Stock
April 1, 2021 – April 30, 2021	1,063,914	$9.83	1,063,914	$79,888,091
May 1, 2021 – May 31, 2021	1,344,803	9.53	1,344,803	67,074,585
June 1, 2021 – June 30, 2021	2,196,881	9.94	2,196,881	45,237,284
Total Class A Common Stock	4,605,598	$9.79	4,605,598
(1)	Includes shares repurchased by us pursuant to the stock repurchase plans as noted above and publicly announced in our Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on February 23, 2021, for up to an aggregate of $150.0 million in shares of our Class A common stock, Series C Preferred Stock and/or Series D Preferred Stock. Purchases may be made thereunder until the earliest to occur of certain specified events as set forth therein.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Renewal of the Administrative Services Agreement

As previously disclosed in the Company’s Form 8-K filed with the SEC on November 6, 2017, on October 31, 2017, the Company entered into the Administrative Services Agreement with BRE, pursuant to which BRE provides the Company with certain human resources, investor relations, marketing, legal and other administrative services. The initial term of the Administrative Services Agreement was one year from the date of execution, subject to the Company’s right to renew for successive one-year terms upon sixty (60) days written notice prior to expiration. In August 2018, 2019 and 2020, the Company delivered written notice to BRE of the Company’s intention to renew the Administrative Services Agreement for additional one-year terms, to expire on October 31, 2019, 2020 and 2021, respectively.

On August 4, 2021, the Company delivered written notice to BRE of the Company’s intention to renew the Administrative Services Agreement for an additional one-year term, to expire on October 31, 2022.

Because this Quarterly Report on Form 10-Q is being filed within four business days from the date of the reportable event, we have elected to make the foregoing disclosure in this Quarterly Report on Form 10-Q instead of in a Current Report on Form 8-K under Item 1.01.

Item 6. Exhibits

10.1

Notice of Renewal, dated August 4, 2021, of Administrative Services Agreement dated October 31, 2017, by and among Bluerock Real Estate, L.L.C., Bluerock Real Estate Holdings, LLC, Bluerock Residential Growth REIT, Inc., Bluerock Residential Holdings, L.P., Bluerock TRS Holdings, LLC and Bluerock REIT Operator, LLC

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated May 10, 2021, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed May 10, 2021

99.2	Supplemental Financial Information, incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed May 10, 2021

99.3	Presentation dated June 8, 2021, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed June 8, 2021

101.1

The following information from the Company’s quarterly report on Form 10-Q for the quarter ended June 30, 2021, formatted in iXBRL (inline eXtensible Business Reporting Language): (i) Balance Sheets; (ii) Statements of Operations; (iii) Statement of Stockholders’ Equity; (iv) Statements of Cash Flows; (v) notes to consolidated financial statements.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEROCK RESIDENTIAL GROWTH REIT, INC.

DATE:	August 5, 2021	/s/ R. Ramin Kamfar
R. Ramin Kamfar
Chief Executive Officer
(Principal Executive Officer)

DATE:	August 5, 2021	/s/ Christopher J. Vohs
Christopher J. Vohs
Chief Financial Officer and Treasurer
(Principal Financial Officer, Principal Accounting Officer)